Form 10-Q
period 1998-05-15
CHARLES RIVER ASSOCIATES INC
filed 1998-06-26
CIK 1053706

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


           (x) Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the quarterly period ended MAY 15, 1998
                ------------------------------------------------


                                       or

          ( ) Transition report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934



                        Commission file number: 000-24049
                ------------------------------------------------


                      CHARLES RIVER ASSOCIATES INCORPORATED
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                      MASSACHUSETTS                    04-2372210
             ------------------------------------------------------------

             (State or other jurisdiction of        (I.R.S. Employer
             incorporation or organization)        Identification No.)

                    200 CLARENDON STREET, T-33 BOSTON, MA 02116-5092
             ---------------------------------------------------------------
                  (Address of principal executive offices) (Zip Code)

                                      617-425-3000
             ---------------------------------------------------------------
                  Registrant's telephone number, including area code:

             ---------------------------------------------------------------
                   (Former name, former address, former fiscal year,
                             if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes ( ) No (X)

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     As of May 15, 1998 the Company had outstanding 8,316,115 shares of common stock.

                    CHARLES RIVER ASSOCIATES INCORPORATED
                                    INDEX






PART I.   FINANCIAL INFORMATION:
                                                               PAGE

      ITEM 1.     Financial Statements

                  Consolidated Balance Sheets -
                  May 15, 1998 and November 30, 1997.............3

                  Consolidated Statements of Income  -
                  Twelve and twenty-four weeks ended
                  May 15, 1998 and May 16, 1997..................4

                  Consolidated Statements of Cash Flows  -
                  Twelve and twenty-four weeks ended
                  May 15, 1998 and May 16, 1997..................5

                  Notes to Consolidated Financial Statements.....6
 .
      ITEM 2.     Management's Discussion and
                  Analysis of Financial Condition and
                  Results of Operations..........................9





PART II.    OTHER INFORMATION:

      ITEM 1.     Legal Proceedings.............................17

      ITEM 2.     Changes in Securities and Use of Proceeds.....17

      ITEM 4.     Submission of Matters to a Vote of Security
                  Holders.......................................17

      ITEM 6.     Exhibits and Reports on Form 8-K..............18

                  Signatures....................................19

                      CHARLES RIVER ASSOCIATES INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                  NOVEMBER 30,     MAY 15,
                                                      1997          1998
                                                      ----          ----
                                                                 (UNAUDITED)
ASSETS:
Current assets:
     Cash and cash equivalents                      $  2,054     $ 30,029
     Accounts receivable, net                         10,140        8,554
     Unbilled services                                 4,731        4,785
     Prepaid expenses                                    280          408
                                                    --------     --------

Total current assets                                  17,205       43,776
Property and equipment, net                            2,890        2,885
Other assets                                             340          545
                                                    --------     --------
Total assets                                        $ 20,435     $ 47,206
                                                    ========     ========

Liabilities and stockholders' equity
Current liabilities:
     Accounts payable                               $    902     $  1,593
     Accrued expenses                                  5,729        9,973
     Deferred revenue                                    225          250
     Current portions of notes payable
        to former stockholders and capital
        lease obligations                                325          308
     Dividends payable                                 1,764            0
     Deferred income taxes                               528        1,424
                                                    --------     --------
Total current liabilities                              9,473       13,548

Notes payable to former stockholders,
     net of current portion                              707          501
Capital lease obligations, net of
     current portion                                      74           58
Deferred rent                                          1,302        1,467
Minority interest                                        343          210

Stockholders' equity:
     Common stock(voting); no par
     value; 25,000,000 shares
     authorized; 6,519,240 shares
     in 1997 and 8,316,115 shares in 1998 issued
     and outstanding                                   1,977       31,435
     Retained earnings                                 7,770            0

Notes receivable from stockholders                    (1,211)         (13)
                                                    --------     --------
Total stockholders' equity                             8,536       31,422
                                                    --------     --------
Total liabilities and stockholders'
     equity                                         $ 20,435     $ 47,206
                                                    ========     ========

                      CHARLES RIVER ASSOCIATES INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT SHARE DATA)
                                 (UNAUDITED)

                                        Twelve Weeks Ended           Twenty-four Weeks Ended
                                        ------------------           -----------------------
                                        May 16,        May 15,        May 16,       May 15,
                                         1997           1998           1997          1998
                                         ----           ----           ----          ----
Revenues                            $     9,171     $    11,557    $    18,819     $    22,694


   Costs of services                      5,912           6,916         12,018          13,402
   Supplemental compensation                280              --            560              --
                                    -----------     -----------    -----------     -----------

Gross profit                              2,979           4,641          6,241           9,292

   General and administrative             2,162           2,585          4,296           5,339
                                    -----------     -----------    -----------     -----------
Income from operations                      817           2,056          1,945           3,953

   Interest income, net                      84             180             93             226
                                    -----------     -----------    -----------     -----------
Income before provision for
income taxes and minority
interest                                    901           2,236          2,038           4,179

Provision for income taxes:
   Current year operations                   60             244            136             364
   Change in tax status                      --           1,416             --           1,416
                                    -----------     -----------    -----------     -----------

Net income before minority
   interest                                 841             576          1,902           2,399

Minority interest                            --              81             --             133

                                    -----------     -----------    -----------     -----------
Net income                          $       841     $       657    $     1,902     $     2,532
                                    ===========     ===========    ===========     ===========


Historical basic net income
   per share                        $      0.14     $      0.10    $      0.31     $      0.38
                                    ===========     ===========    ===========     ===========

Basic weighted average shares         6,212,440       6,860,572      6,212,440       6,689,906
                                    ===========     ===========    ===========     ===========


Historical diluted net income
   per share                        $      0.14     $      0.10    $      0.31     $      0.38
                                    ===========     ===========    ===========     ===========
Diluted weighted average shares       6,212,440       6,876,329      6,212,440       6,697,785
                                    ===========     ===========    ===========     ===========

Pro forma income data:
   Net income as reported           $       841     $       657    $     1,902     $     2,532
   Pro forma adjustment                    (309)            710           (700)             12
                                    -----------     -----------    -----------     -----------
   Pro forma net income             $       532     $     1,367    $     1,202     $     2,544
                                    ===========     ===========    ===========     ===========

Pro forma basic net income
   per share                        $      0.08     $      0.20    $      0.19     $      0.37
                                    ===========     ===========    ===========     ===========
Pro forma basic weighted average
   shares*                            6,342,170       6,990,302      6,342,170       6,819,636
                                    ===========     ===========    ===========     ===========

Pro forma diluted net income
   per share                        $      0.08     $      0.20    $      0.19     $      0.37
                                    ===========     ===========    ===========     ===========
Pro forma diluted weighted
   average shares*                    6,342,170       7,006,059      6,342,170       6,827,515
                                    ===========     ===========    ===========     ===========

*The weighted average number of shares of common stock for the purpose of computing pro forma net income per share has been increased by the number of shares required to pay a dividend in the amount of $2.4 million paid from the proceeds of the initial public offering.

                      CHARLES RIVER ASSOCIATES INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                             Twenty-four weeks Ended
                                          --------------------------
                                             May 16,      May 15,
                                              1997         1998
                                              ----         ----
Operating activities:
     Net income                            $  1,902     $  2,532
     Adjustments to reconcile net
     income to net cash provided by
     operating activities:
     Depreciation and amortization              258          464
     Deferred rent                              (59)         165
     Deferred income taxes                      110          896
     Minority interest                            0         (133)
     Changes in operating assets and
     liabilities:
         Accounts receivable                     85        1,586
         Unbilled services                     (848)         (54)
         Prepaid expenses and other            (538)        (333)
         Accounts payable and accrued
         expenses                             3,035        4,960
                                           --------    ---------
Net cash provided by operating
         activities                           3,945       10,083
Investing activities:
     Purchase of property and equipment        (841)        (459)
                                           --------    ---------
Net cash used in investing  activities         (841)        (459)
Financing activities:
     Payments on notes payable to
     former shareholders and capital
     lease obligations                         (165)        (239)
     Collection of notes receivable
     from stockholders                          155        1,198
     Dividends paid                          (1,636)     (12,555)
     Proceeds from sale of stock                  0       29,947
                                           --------    ---------
Net cash provided by(used in) financing
     activities                              (1,646)      18,351
Net increase in cash and cash
     equivalents                              1,458       27,975
Cash and cash equivalents at
     beginning of period                      1,434        2,054
                                           --------    ---------
Cash and cash equivalents at
     end of period                         $  2,892     $ 30,029
                                           ========    =========

                      CHARLES RIVER ASSOCIATES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. DESCRIPTION OF BUSINESS

Charles River Associates Incorporated (the "Company") is an economic and business consulting firm that applies advanced analytical techniques and in-depth industry knowledge to complex engagements for a broad range of clients. The Company offers two types of services: legal and regulatory consulting and business consulting.

2. UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS & ESTIMATES

The consolidated balance sheet as of May 15, 1998 and the consolidated statements of income and cash flows for the twelve and twenty-four week periods ended May 15, 1998 and May 16, 1997 are unaudited and in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's consolidated financial position, results of operations and cash flows.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


3. FISCAL YEAR

The Company's fiscal year ends on the last Saturday in November. The Company's first, second and fourth quarter each include 12 weeks and the third quarter includes sixteen weeks.

4. INCOME TAXES

In fiscal 1997, the Company was treated for federal and state income tax purposes as an S corporation under the Internal Revenue Code of 1986, as amended (the "Code"). As a result, the Company's stockholders, rather than the Company, were required to pay federal and certain state income taxes based on the Company's taxable earnings. The Company filed its returns using the cash method of accounting. Upon closing of the initial public offering of Common Stock (see note 7), the Company's status as an S Corporation terminated.

The Company is now subject to corporate taxation as a C Corporation under the Code. Concurrently with the termination of the Company's status as an S Corporation, the Company adopted the accrual method of accounting. A pro forma provision for income taxes has been presented as if the Company had been taxed as a C corporation for the periods ended May 16, 1997 and May 15, 1998.

At the time of the termination of the Company's status as an S Corporation, the Company recorded a net deferred income tax liability and a one-time additional provision for income taxes of $1,416,000.

5. NET INCOME PER SHARE AND PRO FORMA NET INCOME PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted

                      CHARLES RIVER ASSOCIATES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

earnings per share is very similar to the previously reported fully diluted earnings per share.

Pro forma net income per share is computed using pro forma net income and the pro forma weighted average number of shares of common stock. The weighted average number of shares of common stock for the purpose of computing pro forma net income per share has been increased by the number of shares that were required to pay a dividend in the amount of $2.4 million that was paid from the proceeds of the initial public offering.

6. SUPPLEMENTAL COMPENSATION

The Company currently has one bonus program. This program awards discretionary bonuses based on the Company's revenues and profitability and individual performance. Amounts paid under this bonus program are included in costs of services and the Company expects to continue this bonus program. During fiscal 1997, the Company also had another bonus program, which consisted of discretionary payments to officers and certain outside consultants based primarily on the Company's cash flows. These bonus payments are shown as supplemental compensation in the Company's statements of income. Beginning in fiscal 1998, the Company no longer pays supplemental compensation, and consequently, did not report supplemental compensation in the twelve or twenty-four weeks of fiscal 1998.

7. STOCKHOLDERS EQUITY

Subsequent to November 29, 1997, the Company's Board of Directors authorized (i) the declaration of a 52-for-1 stock split to be effected in the form of a dividend of 51 shares of Common Stock per share of Common Stock outstanding before the closing of the Offering and (ii) an increase in the number of shares of authorized Common Stock to 25,000,000, which the Company's stockholders approved.

In the second quarter of fiscal 1998, the Company completed an initial public offering of 1,796,875 shares of Common Stock (the "Offering") in exchange for $29.8 million of proceeds, which is net of Offering costs.

Each person who was a stockholder of the Company before the closing of the Offering entered into a Stock Restriction Agreement with the Company, which prohibits each such person from selling or otherwise transferring shares of Common Stock held immediately before the Offering without the consent of the Board of Directors of the Company for two years after the Offering. In addition, the Stock Restriction Agreement will allow the Company to repurchase a portion of such stockholder's shares of Common Stock at a percentage of market value should the stockholder leave the Company (other than for death or retirement for disability).

8.  ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." Both SFAS No. 130 and SFAS No. 131 are effective for fiscal years beginning after December 15, 1997. The Company believes that the adoption of these new accounting standards will not have a material impact on the Company's consolidated financial statements.

In December 1997, The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued a Statement of Position (SOP), "Reporting on the Costs of Start-up Activities," which will require

                      CHARLES RIVER ASSOCIATES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

companies upon adoption to expense start-up costs, including organization costs, as incurred. In addition, the SOP will require companies upon adoption to write off as a cumulative change in accounting principle any previously recorded start-up or organization costs. The SOP is effective for fiscal years beginning after December 15, 1998. At May 15, 1998, the Company had deferred start-up costs of $58,000. The Company believes that the adoption of this SOP will not have a material impact on the Company's consolidated financial statements.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In addition to historical information this Quarterly Report contains forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Future Performance." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this Quarterly Report and in other documents that the Company files from time to time with the Securities and Exchange Commission, including the Company's Registration Statement on Form S-1 (Registration No. 333-46941) and the Quarterly Reports on Form 10-Q filed by the Company in fiscal 1998.


RESULTS OF OPERATIONS - TWELVE WEEKS ENDED MAY 16, 1997 COMPARED TO TWELVE WEEKS ENDED MAY 15, 1998


Revenues. Revenues increased by $2.4 million, or 26.0%, from $9.2 million for the second quarter of fiscal 1997 to $11.6 million for the second quarter of fiscal 1998. The increase in revenues was due primarily to increased consulting services performed for new and existing clients during the period and higher utilization rates. The Company experienced revenue increases during the second quarter of fiscal 1998 in both its legal and regulatory consulting services and business consulting services, and in particular generated significant revenue increases in its antitrust and mergers and acquisitions practices.

Costs of Services. Costs of services increased by $1.0 million, or 17.0%, from $5.9 million in the second quarter of fiscal 1997 to $6.9 million in the second quarter of fiscal 1998. As a percentage of revenues, costs of services decreased from 64.5% in the second quarter of fiscal 1997 to 59.8% in the second quarter of fiscal 1998. The decrease as a percentage of revenues was due primarily to research staff not increasing at as fast a rate as the rate of increase in revenues in the second quarter of fiscal 1998.

Supplemental Compensation. Beginning in fiscal 1998, the Company no longer pays supplemental compensation, and consequently, did not have supplemental compensation in the second quarter of fiscal 1998. Supplemental compensation was $280,000 in the second quarter of fiscal 1997.

General and Administrative. General and administrative expenses increased by $423,000, or 19.6%, from $2.2 million in the second quarter of fiscal 1997 to $2.6 million in the second quarter of fiscal 1998. The increase was due primarily to increased rent expense resulting from the Company's expansion of each of its three offices in Boston, Massachusetts, Washington, D.C. and Palo Alto, California. However, as a percentage of revenues, general and administrative expenses decreased from 23.6% in the second quarter of fiscal 1997 to 22.4% in the second quarter of fiscal 1998 due to the increase in the level of revenues.

Interest Income, Net. Net interest income increased from $84,000 in the second quarter of fiscal 1997 to $180,000 in the second quarter of fiscal

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1998. This increase was due primarily to interest earned from investments of the proceeds of the Company's initial public offering.

Minority Interest. In June 1997, the Company established and purchased a controlling interest in NeuCo LLC ("NeuCo"), which provides applications consulting services and a family of neural network software solutions and complementary applications for fossil-fired electric utilities. Minority interest was $81,000 in the second quarter of fiscal 1998, and represents the portion of NeuCo's net loss after taxes allocable to its minority owners.

Provision for Income Taxes. The provision for income taxes increased from $60,000 for the second quarter of fiscal 1997 to $1.7 million for the second quarter of fiscal 1998. The provision for the second quarter of fiscal 1998 consists of $244,000 for current year operations, reflecting taxation as an S Corporation for 67 days and taxation as a C Corporation for 17 days, and $1.4 million for the change in tax status to a C Corporation.

RESULTS OF OPERATIONS - TWENTY-FOUR WEEKS ENDED MAY 16, 1997 COMPARED TO TWENTY-FOUR WEEKS ENDED MAY 15, 1998

Revenues. Revenues increased by $3.9 million, or 20.6%, from $18.8 million for the twenty-four weeks ended May 16, 1997 to $22.7 million for the twenty-four weeks ended May 15, 1998. The increase in revenues was due primarily to an increase in consulting services performed for new and existing clients during the period and higher utilization rates as well as increases in its antitrust and mergers and acquisitions practices.

Costs of Services. Costs of services increased by $1.4 million, or 11.5%, from $12.0 million in the twenty-four weeks ended May 16, 1997 to $13.4 million in the twenty-four weeks ended May 15, 1998. As a percentage of revenues, costs of services decreased from 63.9% in the twenty-four weeks ended May 16, 1997 to 59.1% in the twenty-four weeks ended May 15, 1998. The decrease as a percentage of revenues was due primarily to research staff not increasing at as fast a rate as the rate of increase in revenues in the twenty-four weeks ended May 15, 1998.

Supplemental Compensation. Beginning in fiscal 1998, the Company no longer pays supplemental compensation, and consequently, did not have supplemental compensation, in the twenty-four weeks ended May 15, 1998. Supplemental compensation was $560,000 through the twenty-four weeks ended May 16, 1997.

General and Administrative. General and administrative expenses increased by $1.0 million, or 24.3%, from $4.3 million in the twenty-four weeks ended May 16, 1997 to $5.3 million in the twenty-four weeks ended May 15, 1998. As a percentage of revenues, general and administrative expenses increased from 22.8% in the twenty-four weeks ended May 16, 1997 to 23.5% in the twenty-four weeks ended May 15, 1998. The increase as a percentage of revenues was due primarily to increased rent expense resulting from the Company's expansion of each of its three offices in Boston, Massachusetts, Washington, D.C. and Palo Alto, California.

Interest Income, Net. Net interest income increased from $93,000 in the twenty-four weeks ended May 16, 1997 to $226,000 in the twenty-four weeks ended May 15, 1998. This increase was due primarily to interest earned from investments of the proceeds of the Company's initial public offering.

Minority Interest. Minority interest was $133,000 in the twenty-four weeks ended May 15, 1998, and represents the portion of NeuCo's net loss after taxes allocable to its minority owners.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Provision for Income Taxes. The provision for income taxes increased from $136,000 for the twenty-four weeks ended May 16, 1997 to $1.8 million for the twenty-four weeks ended May 15, 1998. The provision for the twenty-four weeks ended May 15, 1998 consists of $364,000 for current year operations, reflecting taxation as an S Corporation for 150 days and taxation as a C Corporation for 17 days, and $1.4 million for the change in tax status to a C Corporation.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES


As of May 15, 1998, the Company had cash and cash equivalents of $30.0 million and working capital of $30.2 million. Net cash provided by operating activities for the twenty-four weeks ended May 15, 1998 was $10.0 million. Cash generated from operating activities resulted primarily from net income of $2.5 million, a decrease in accounts receivable of $1.6 million and an increase in accounts payable and accrued expenses of $4.7 million which reflects unpaid bonuses related to fiscal year 1997 along with normal bonus provisions for the twenty-four weeks ended May 15, 1998.

Net cash used in investing activities for the purchase of property and equipment during the twenty-four weeks ended May 15, 1998 was $459,000. The Company's financing activities provided cash of $18.4 million in the twenty-four weeks ended May 15, 1998. This increase consists primarily of the proceeds from the sale of stock of $29.9 million from the Company's initial public offering (the "Offering"), and the collection of notes receivable from shareholders of $1.2 million, offset by the previously accrued 1997 tax distribution of $1.7 million, a $2.4 million supplemental dividend paid from the proceeds of the Offering, and a final $8.0 million S Corporation distribution paid to the stockholders.

The Company presently has available a $2.0 million revolving line of credit with BankBoston Corporation ("BankBoston"), which is secured by the Company's accounts receivable. This line of credit automatically renews each year on June 30 unless earlier terminated by either the Company or BankBoston. No borrowings were outstanding under this line of credit as of May 15, 1998.

The Company believes that the net proceeds of the Offering, together with funds generated by operating activities, existing cash balances and credit available under its bank line of credit, will be sufficient to meet the Company's working capital and capital expenditure requirements for at least the next 12 months.

The Company is currently assessing the potential impact of the Year 2000 on the processing of date-sensitive information by the Company's computerized information systems and on products sold by the Company. While there can be no assurance that all issues arising from the Year 2000 will be identified and resolved satisfactorily, the Company presently believes that Year 2000 issues will not pose significant operational problems for the Company or have a material adverse effect on the Company's business, financial condition or results of operations.

To date, inflation has not had a material impact on the Company's financial results. There can be no assurance, however, that inflation may not adversely affect the Company's financial results in the future.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FACTORS AFFECTING FUTURE PERFORMANCE

Certain of the statements contained in this section and elsewhere in this quarterly report that are not purely historical, such as statements regarding the Company's expectations, beliefs, intentions, plans and strategies regarding the future, are forward-looking statements that involve risks, uncertainties and assumptions that could cause the Company's actual results to differ materially from those expressed in the forward-looking statements. All forward-looking statements are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any forward-looking statement. The cautionary statements made in this quarterly report should be read as being applicable to all related forward-looking statements wherever they appear in this quarterly report.

DEPENDENCE UPON KEY EMPLOYEES

The Company's business consists primarily of the delivery of professional services and, accordingly, its future success is highly dependent upon the efforts, abilities, and business generation capabilities and project execution of its consultants. The Company has no employment or non-competition agreement with any consultant and, accordingly, each consultant may terminate his or her relationship with the Company at will and without notice and immediately begin to compete with the Company. The loss of the services of any consultant or the failure of the Company's consultants to generate business or otherwise perform at or above historical levels could have a material adverse effect on the Company's business, financial condition and results of operations.

NEED TO ATTRACT QUALIFIED CONSULTANTS

In order to meet its growth objectives, the Company needs to hire increasing numbers of highly qualified, highly educated consultants. The number of potential employees that meet the Company's hiring criteria is relatively small. Moreover, increasing competition for these consultants may also result in significant increases in the Company's labor costs, which could have a material adverse effect on the Company's margins and results of operations. The failure to recruit and retain a significant number of qualified consultants could have a material adverse effect on the Company's business, financial condition and results of operations.

MAINTENANCE OF PROFESSIONAL REPUTATION

The Company's ability to secure new engagements and hire qualified consultants is highly dependent upon the Company's overall reputation. Any factor that diminishes the reputation of the Company or any of its personnel or outside consultants ("Outside Experts") could make it substantially more difficult for the Company to compete successfully for both new engagements and qualified consultants and could therefore have a material adverse effect on the Company's business, financial condition and results of operations.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS

The Company has experienced, and may continue to experience, significant period-to-period fluctuations in revenues and results of operations. The Company's results of operations in any quarter can fluctuate depending upon, among other things, the number of weeks in the quarter, the number, scope and timing of ongoing client engagements, the extent of discounting or cost overruns, employee hiring, and other factors affecting employee productivity. Because the Company generates substantially all of its revenues from consulting services provided on an hourly-fee basis, the Company's revenues in any period are directly related to the number of its consultants, their billing rates and the number of billable hours worked during that period. The Company's ability to increase any of these factors in the short term is limited and, accordingly, the Company may be unable to compensate for periods of underutilization during one part of a fiscal period by augmenting revenues during another part of that period. In addition, the Company intends to hire additional consultants who may not be fully utilized immediately, particularly in the quarter in which the consultants are hired. Moreover, a significant majority of the Company's operating expenses, primarily rent and the base salaries of the Company's consultants, are fixed in the short term, and as a result the failure of revenues to meet the Company's projections in any quarter could have a disproportionate adverse effect on the Company's net income. For these reasons, the Company believes that its historical results of operations should not be relied upon as an indication of future performance.

DEPENDENCE UPON OUTSIDE EXPERTS

The Company's future success depends upon the continuation of the Company's existing relationships with four principal Outside Experts. The Company's ability to compete successfully for certain engagements in the past has derived in substantial part from its ability to offer the services of these Outside Experts to potential clients. Each of these Outside Experts is a party to an agreement with the Company that restricts his right to compete with the Company, however these Outside Experts may limit their relationships with the Company at any time for any reason. The limitation or termination of any of their relationships with the Company could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, in order to meet the Company's growth objectives, the Company believes that it will be necessary to establish ongoing relationships with additional Outside Experts. There can be no assurance that the Company will be successful in establishing such.

MANAGEMENT OF GROWTH

The Company has recently experienced and may continue to experience significant growth in its revenues and employee base. This growth has resulted, and any future growth would continue to result, in new and increased management, consulting and training responsibilities for the Company's consultants as well as increased demands on the Company's internal systems, procedures and controls, and its managerial, administrative, financial, marketing and other resources. No member of the Company's management team has experience in managing a public company. Moreover, the Company may open offices in new geographic locations, which would entail certain start-up and maintenance costs that could be substantial. The failure of the Company to manage growth successfully could have a material adverse effect on the Company's business, financial condition and results of operations.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CONCENTRATION OF REVENUES; DEPENDENCE ON LIMITED NUMBER OF LARGE ENGAGEMENTS

The Company has derived, and expects to continue to derive, a significant portion of its revenues from a limited number of large engagements. The volume of work performed for any particular client is likely to vary from year to year. Engagements can also terminate suddenly and without prior notice to the Company. The unexpected termination of an engagement could result in the underutilization of the consultants working on the engagement until they are assigned to other projects. Accordingly, the failure to obtain anticipated numbers of new large engagements, or the termination or significant reduction in the scope of a single large engagement, could have a material adverse effect on the Company's business, financial condition and results of operations.

POTENTIAL CONFLICTS OF INTERESTS

The Company's engagement by a client frequently precludes the Company from accepting engagements with the client's competitors or adversaries because of direct or indirect conflicts between their interests or positions on disputed issues. Accordingly, the number of both potential clients and potential engagements is limited. Moreover, in many of the industries in which the Company provides consulting services, and in the telecommunications industry in particular, there has been a continuing trend toward business consolidations and strategic alliances. These consolidations and alliances reduce the number of potential clients for the Company's services and increase the likelihood that the Company will be unable to continue certain ongoing engagements or accept certain new engagements as a result of conflicts of interests. Any such result could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE UPON ANTITRUST AND MERGERS AND ACQUISITIONS CONSULTING BUSINESS

The Company derives substantial revenues from engagements in the Company's antitrust and mergers and acquisitions practice areas. Substantially all of these revenues are derived from engagements relating to enforcement of United States antitrust laws. Changes in the federal antitrust laws or changes in judicial interpretations of these laws for any reason could substantially reduce the number, duration or size of engagements available to the Company in this area. Any substantial reduction in the number of the Company's antitrust and mergers and acquisitions consulting engagements could have a material adverse effect on its business, financial condition and results of operations.

INTENSE COMPETITION

The market for economic and business consulting services is intensely competitive, highly fragmented and subject to rapid change. In general, the barriers to entry into the Company's markets are few and the Company expects to face additional competition from new entrants into the economic and business consulting industries. There can be no assurance that the Company will compete successfully with its existing competitors or with any new competitors.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RISKS RELATED TO POSSIBLE ACQUISITIONS

An element of the Company's strategy is to expand its operations through the acquisition of complementary businesses or consulting practices. The Company has never acquired another business, and there can be no assurance that the Company will be able to identify, acquire, successfully integrate into the Company or profitably manage any businesses without substantial expense, delay or other operational or financial problems. Moreover, there is competition for acquisition opportunities in the economic and business consulting industries, which could result in an increase in the price of acquisition targets and a decrease in the number of attractive companies available for acquisition.

RISKS RELATED TO ENTRY INTO NEW LINES OF BUSINESS

An element of the Company's growth strategy is to continue to develop new practice areas and complementary lines of business. For example, in June 1997, the Company established and purchased a controlling interest in NeuCo LLC ("NeuCo"), which provides applications consulting services and a family of neural network software solutions and complementary applications for fossil-fired electric utilities. To date, NeuCo has not been profitable, and there can be no assurance that it will become profitable. The development by the Company of new practice areas or lines of business outside its core economic and business consulting services carries inherent risks, including risks associated with inexperience and competition from mature participants in those markets. There can be no assurance that the Company's attempts to develop NeuCo or any other new practice area or line of business will be successful.

PROFESSIONAL LIABILITY

Litigation against the Company alleging that the Company performed negligently or otherwise breached its obligations to the client could expose the Company to significant liabilities and tarnish its reputation, either of which could have a material adverse effect on the Company's business, financial condition and results of operations.

PART II.  OTHER INFORMATION:


Item 1.  Legal Proceedings

            As of the date of this filing, the Company is not a party to any legal proceedings the outcome of which, in the opinion of management of the Company, would have material adverse effect on the Company's business, financial condition or results of operations.

Item 2.  Changes in Securities and Use of Proceeds

            d) Use of Proceeds

            The Company sold 1,796,875 shares of its Common Stock, without par value ("Common Stock"), on April 29, 1998 and May 7, 1998, pursuant to a Registration Statement on Form S-1 (Registration No. 333-46941), which was declared effective by the Securities and Exchange Commission on April 23, 1998 (the "Effective Date"). Certain stockholders of the Company sold an aggregate of 719,325 shares of Common Stock pursuant to such registration statement. The managing underwriters of the offering were NationsBanc Montgomery Securities LLC and William Blair & Company. The aggregate gross proceeds to the Company and the selling stockholders from the offering were $33.2 million and $13.3 million, respectively. The Company's total expenses in connection with the offering were approximately $3.4 million, of which $2.3 million was for underwriting discounts and commissions and, based on the Company's reasonable estimate, approximately $1.0 million was for other expenses, of which $900,000 was paid to persons other than directors or officers of the Company, persons owning more than 10 percent of any class of equity securities of the Company, or affiliates of the Company (collectively, "Affiliates") and of which approximately $100,000 was paid to a company wholly owned by a director, for services in connection with the offering. The Company's net proceeds from the offering were approximately $29.9 million. From the Effective Date through May 15, 1998, the Company used $2.4 million of such net proceeds to pay a dividend to stockholders of record on April 28, 1998 (the "Dividend"). A portion of the Dividend was paid to Affiliates of the Company. As of May 15, 1998 the Company had approximately $27.5 million of proceeds remaining from the Offering, and pending use of the proceeds, the Company intends to invest such proceeds primarily in investment-grade, short-term, interest-bearing instruments. The terms of the Company's bank line of credit place certain restrictions on the Company's ability to pay cash dividends on its Common Stock.

Item 4.  Submission of Matters to a Vote of Security Holders

            On April 9, 1998 the Company held a Special Meeting of Stockholders in Lieu of Annual Meeting of Stockholders. Matters voted on and the results of those votes are set forth below:

            1. The votes cast to adopt Amended and Restated Articles of Organization of the Company were:

                  For: 6,207,240 Against: 0 Abstain: 0 Broker non-vote: 0

            2. The votes cast to adopt Amended and Restated By-Laws of the Company were:

                   For: 6,207,240 Against: 0 Abstain: 0 Broker non-vote: 0

            3. The votes cast to approve the Company's 1998 Incentive and Non-Qualified Stock Option Plan:

                   For: 6,207,240 Against: 0 Abstain: 0 Broker non-vote: 0

            4. The votes cast to approve the Company's 1998 Employee Stock Option Plan:

                   For: 6,207,240 Against: 0 Abstain: 0 Broker non-vote: 0

            5. The votes cast to fix the number of directors constituting the Board of Directors of the Company at six (6) were:

                   For: 6,207,240 Against: 0 Abstain: 0 Broker non-vote: 0

            6.     The votes cast to elect directors of the Company were:

                  Name            For     Against  Abstain  Broker non-vote
                  ----            ---     -------  -------  ---------------
          William B. Burnett   6,207,240     0        0            0
          James C. Burrows     6,207,240     0        0            0
          Franklin M. Fisher   6,207,240     0        0            0
          Firoze E. Katrak     6,207,240     0        0            0
          Carl Kaysen          6,207,240     0        0            0
          Rowland T. Moriarty  6,207,240     0        0            0


Item 6.  Exhibits and Reports on Form 8-K


            a) Exhibits

               None

            b) Reports on Form 8-K

               Charles River Associates Incorporated did not file any Reports on Form 8-K during the quarter ended May 15, 1998.

                                   SIGNATURES


              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Charles River Associates Incorporated
                                    -------------------------------------
                                            (Registrant)


      Date: June 26, 1998           By:   /s/ James C. Burrows
      -------------------                 --------------------
                                          James C. Burrows
                                          President and Chief Executive
                                          Officer

      Date: June 26, 1998           By:   /s/ Laurel E. Morrison
      -------------------                 ----------------------
                                          Laurel E. Morrison
                                          Vice President & Treasurer
                                          (Principal Financial and Accounting
                                          Officer)