Form 10-Q
period 1998-09-04
CHARLES RIVER ASSOCIATES INC
filed 1998-10-16
CIK 1053706

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           (x) Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended SEPTEMBER 4, 1998
                ------------------------------------------------


                                       or

          ( ) Transition report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                        Commission file number: 000-24049
                ------------------------------------------------


                      CHARLES RIVER ASSOCIATES INCORPORATED
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          MASSACHUSETTS                                     04-2372210
-------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                          Identification No.)

                200 CLARENDON STREET, T-33 BOSTON, MA 02116-5092
-------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  617-425-3000
--------------------------------------------------------------------------------
              Registrant's telephone number, including area code:

--------------------------------------------------------------------------------
                (Former name, former address, former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of September 4, 1998 the Company had outstanding 8,316,115 shares of common stock.

                      CHARLES RIVER ASSOCIATES INCORPORATED
                                      INDEX

PART I. FINANCIAL INFORMATION:
------------------------------

                                                                          PAGE
                                                                          ----

   ITEM 1.   Financial Statements

             Consolidated Balance Sheets -
             September 4, 1998 and November 30, 1997........................3

             Consolidated Statements of Income -
             Sixteen and forty weeks ended
             September 4, 1998 and September 5, 1997........................4

             Consolidated Statements of Cash Flows -
             Forty weeks ended
             September 4, 1998 and September 5, 1997........................5

             Notes to Consolidated Financial Statements.....................6


   ITEM 2.   Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations..........................................9

PART II. OTHER INFORMATION:
---------------------------

   ITEM 1.   Legal Proceedings.............................................18

   ITEM 2.   Changes in Securities and Use of Proceeds.....................18

   ITEM 5.   Other Information.............................................18

   ITEM 6.   Exhibits and Reports on Form 8-K..............................19

             Signatures....................................................20

                     CHARLES RIVER ASSOCIATES INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                               November 30,         September 4,
                                                  1997                  1998
                                                                     (unaudited)

Assets:
Current assets:
  Cash and cash equivalents                      $ 2,054              $31,743
  Accounts receivable, net of allowance of
    $394 in 1997; $570 in 1998                    10,140                8,807
  Unbilled services                                4,731                5,645
  Prepaid expenses                                   280                  129
                                                 -------              -------

Total current assets                              17,205               46,324
Property and equipment, net                        2,890                3,068
Other assets                                         340                  551
                                                 -------              -------
Total assets                                     $20,435              $49,943
                                                 =======              =======


Liabilities and stockholder's equity
Current liabilities:
  Accounts payable                               $   902              $ 2,207
  Accrued expenses                                 5,729               10,657
  Deferred revenue                                   225                  504
  Current portions of notes payable
   to former stockholders and capital
   lease obligations                                 325                  309
  Dividends payable                                1,764                    0
  Deferred income taxes                              528                1,424
                                                 -------              -------
Total current liabilities                          9,473               14,921


Notes payable to former stockholders,
  net of current portion                             707                  498
Capital lease obligations, net of
  current portion                                     74                   42
Deferred rent                                      1,302                1,410
Minority interest                                    343                  101

Stockholders' equity:
  Common stock (voting); no par
   value; 25,000,000 shares authorized;
   6,519,240 shares in 1997 and 8,316,115
   shares in 1998 issued and outstanding           1,977               30,998
  Retained earnings                                7,770                1,986
                                                 -------              -------
                                                   9,747               32,984

Notes receivable from stockholders                (1,211)                 (13)
                                                 -------              -------
Total stockholders' equity                         8,536               32,971
                                                 -------              -------
Total liabilities and stockholders' equity       $20,435              $49,943
                                                 =======              =======


                     CHARLES RIVER ASSOCIATES INCORPORATED
                       CONSOLIDATED STATEMENTS OF INCOME
                       (In thousands, except share data)
                                  (unaudited)


                                                      Sixteen Weeks Ended                  Forty Weeks Ended
                                                -------------------------------     -------------------------------
                                                September 5,       September 4,     September 5,       September 4,
                                                    1997               1998             1997               1998
                                                ------------       ------------     ------------       ------------
Revenues                                        $    14,498        $    16,465      $    33,317        $    39,159

Costs of services                                     9,135              9,983           21,153             23,385
Supplemental compensation                               373                 --              933                 --
                                                -----------        -----------      -----------        -----------
Gross Profit                                          4,990              6,482           11,231             15,774

General and administrative                            3,361              3,657            7,657              8,996
                                                -----------        -----------      -----------        -----------
Income from operations                                1,629              2,825            3,574              6,778

Actual interest income, net                              41                383              134                609
                                                -----------        -----------      -----------        -----------
Income before provision for
income taxes and minority interest                    1,670              3,208            3,708              7,387

Provision for income taxes
  Current year operations                               112              1,331              248              1,695
  Change in tax status                                   --                 --               --              1,416
                                                -----------        -----------      -----------        -----------
Net income before minority interest                   1,558              1,877            3,460              4,276

Minority interest                                       198                109              198                242

                                                -----------        -----------      -----------        -----------
Net income                                      $     1,756        $     1,986      $     3,658        $     4,518
                                                ===========        ===========      ===========        ===========
Historical basic net income per share           $      0.27        $      0.24      $      0.58        $      0.62
                                                ===========        ===========      ===========        ===========
Basic weighted average shares                     6,395,461          8,316,115        6,286,175          7,343,333
                                                ===========        ===========      ===========        ===========

Historical diluted net income per share         $      0.27        $      0.24      $      0.58        $      0.61
                                                ===========        ===========      ===========        ===========
Diluted weighted average shares                   6,395,461          8,412,429        6,286,175          7,386,741
                                                ===========        ===========      ===========        ===========

Pro forma income data:
  Net income as reported                        $     1,756        $     1,986      $     3,658        $     4,518
  Pro forma adjustment                                 (654)                --           (1,353)                12
                                                -----------        -----------      -----------        -----------
  Pro forma net income                          $     1,102        $     1,986      $     2,305        $     4,530
                                                ===========        ===========      ===========        ===========

Pro forma basic net income per share            $      0.17        $      0.24      $      0.36        $      0.61
                                                ===========        ===========      ===========        ===========
Pro forma basic weighted average shares           6,525,191          8,316,115        6,415,905          7,420,985
                                                ===========        ===========      ===========        ===========

Pro forma diluted net income per share          $      0.17        $      0.24      $      0.36               0.61
                                                ===========        ===========      ===========        ===========
Pro forma diluted weighted average shares         6,525,191          8,412,429        6,415,905          7,464,393
                                                -----------        -----------      -----------        -----------

                      CHARLES RIVER ASSOCIATES INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                   FORTY WEEKS ENDED
                                                              ---------------------------
                                                              SEPTEMBER 5,   SEPTEMBER 4,
                                                                  1997           1998
Operating activities:
  Net income                                                    $ 3,658        $  4,518
  Adjustments to reconcile net
    income to net cash provided by
    operating activities:
    Depreciation and amortization                                   443             760
    Loss on retirement of fixed assets                                0             193
    Deferred rent                                                  (161)            108
    Deferred income taxes                                           233             896
    Minority interest                                              (198)           (242)
  Changes in operating assets and liabilities:
    Accounts receivable                                          (2,594)          1,333
    Unbilled services                                               958            (914)
    Prepaid expenses and other assets                              (283)            (60)
    Accounts payable and accrued expenses                         4,000           6,331
                                                                -------        --------

Net cash provided by operating activities                         6,056          12,923
Investing activities:
  Purchase of property and equipment                             (1,412)         (1,131)
                                                                -------        --------
Net cash used in investing activities                            (1,412)         (1,131)
Financing activities:
  Payments on notes payable to
    former shareholders and capital
    lease obligations                                              (303)           (257)
  Collection of notes receivable from stockholders                  264           1,198
  Dividends paid                                                 (1,640)        (12,555)
  Proceeds from minority interest                                   625               0
  Proceeds from sale of stock                                       261          29,511
                                                                -------        --------
Net cash provided by (used in) financing activities                (793)         17,897

Net increase in cash and cash equivalents                         3,851          29,689
Cash and cash equivalents at beginning of period                  1,434           2,054
                                                                -------        --------

Cash and cash equivalents at end of period                      $ 5,285        $ 31,743
                                                                =======        ========

Supplemental cash flow information:
  Notes receivable in exchange for common stock                 $   502        $      0
                                                                -------        --------

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

2. UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS & ESTIMATES

The consolidated balance sheet as of September 4, 1998, the consolidated statements of income for the sixteen and forty week periods ended September 4, 1998 and September 5, 1997 and the consolidated statements of cash flows for the forty week periods ended September 4, 1998 and September 5, 1997 are unaudited and in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's consolidated financial position, results of operations and cash flows.

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

3. FISCAL YEAR

The Company's fiscal year ends on the last Saturday in November. The Company's first, third and fourth quarter each include 12 weeks and the third quarter includes sixteen weeks.

4. LETTER OF INTENT

On October 9, 1998, the Company signed a letter of intent to acquire substantially all of the assets of The Tilden Group, LLC. The Tilden Group is a privately-held specialized consulting firm located in Oakland, California that focuses on economic analysis for litigation, public policy design and strategy development. Under the terms of the letter of intent, the Company will pay $11.4 million in the form of cash and common stock for substantially all of the assets of The Tilden Group. The closing of the transaction is subject to negotiation of definitive agreements, completion of due diligence and obtaining all necessary approvals.

5. INCOME TAXES

In fiscal 1997, the Company was treated for federal and state income tax purposes as an S corporation under the Internal Revenue Code of 1986, as amended (the "Code"). As a result, the Company's stockholders, rather than the Company, were required to pay federal and certain state income taxes based on the Company's taxable earnings. The Company filed its returns using the cash method of accounting. Upon closing of the initial public offering of Common Stock (see note 8), the Company's status as an S Corporation terminated.

The Company is now subject to corporate taxation as a C Corporation under the Code. Concurrently with the termination of the Company's status as an S

                      CHARLES RIVER ASSOCIATES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Corporation, the Company adopted the accrual method of accounting. A pro forma provision for income taxes has been presented as if the Company had been taxed as a C corporation for the periods ended September 5, 1997 and September 4, 1998.

At the time of the termination of the Company's status as an S Corporation, the Company recorded a net deferred income tax liability and a one-time additional provision for income taxes of $1,416,000.

6. NET INCOME PER SHARE AND PRO FORMA NET INCOME PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share.

Pro forma net income per share is computed using pro forma net income and the pro forma weighted average number of shares of common stock. The weighted average number of shares of common stock for the purpose of computing pro forma net income per share has been increased by the number of shares that were required to pay a dividend in the amount of $2.4 million that was paid from the proceeds of the Company's initial public offering.

7. SUPPLEMENTAL COMPENSATION

The Company currently has one bonus program. This program awards discretionary bonuses based on the Company's revenues and profitability and individual performance. Amounts paid under this bonus program are included in costs of services and the Company expects to continue this bonus program. During fiscal 1997, the Company also had another bonus program, which consisted of discretionary payments to officers and certain outside consultants based primarily on the Company's cash flows. These bonus payments are shown as supplemental compensation in the Company's statements of income. Beginning in fiscal 1998, the Company no longer pays supplemental compensation, and consequently, did not report supplemental compensation in the sixteen or forty weeks of fiscal 1998.

                      CHARLES RIVER ASSOCIATES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


8. STOCKHOLDERS EQUITY

Subsequent to November 29, 1997, the Company's Board of Directors authorized (i) the declaration of a 52-for-1 stock split to be effected in the form of a dividend of 51 shares of Common Stock per share of Common Stock outstanding before the closing of the Offering and (ii) an increase in the number of shares of authorized Common Stock to 25,000,000, which the Company's stockholders approved.

In the second quarter of fiscal 1998, the Company completed an initial public offering of 1,796,875 shares of Common Stock (the "Offering") in exchange for $29.5 million of proceeds, which is net of offering costs.

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

9. ACCOUNTING PRONOUNCEMENTS

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

In December 1997, The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued a Statement of Position (SOP), "Reporting on the Costs of Start-up Activities," which will require companies upon adoption to expense start-up costs, including organization costs, as incurred. In addition, the SOP will require companies upon adoption to write off as a cumulative change in accounting principle any previously recorded start-up or organization costs. The SOP is effective for fiscal years beginning after December 15, 1998. At September 4, 1998, the Company had deferred start-up costs of $54,000. The Company believes that the adoption of this SOP will not have a material impact on the Company's consolidated financial statements.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires all derivatives to be recorded on the balance sheet at fair market value and establishes special accounting for certain types of hedges. The Company does not engage in any derivative instruments and hedging activities. The statement is effective for fiscal years beginning after June 15, 1999, however early adoption is allowed.

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

RESULTS OF OPERATIONS - SIXTEEN WEEKS ENDED SEPTEMBER 5, 1997 COMPARED TO SIXTEEN WEEKS ENDED SEPTEMBER 4, 1998

Revenues. Revenues increased by $2.0 million, or 13.6%, from $14.5 million for the third quarter of fiscal 1997 to $16.5 million for the third quarter of fiscal 1998. The increase in revenues was due primarily to an increase in consulting services performed for new and existing clients during the period and an increase in the number of consultants. The Company experienced revenue increases during the third quarter of fiscal 1998 in both its legal and regulatory consulting services and business consulting services, and in particular generated significant revenue increases in its antitrust and mergers and acquisitions practices.

Costs of Services. Costs of services increased by $848,000, or 9.3%, from $9.1 million in the third quarter of fiscal 1997 to $10.0 million in the third quarter of fiscal 1998. As a percentage of revenues, costs of services decreased from 63.0% in the third quarter of fiscal 1997 to 60.6% in the third quarter of fiscal 1998. The decrease as a percentage of revenues was due primarily to the Company's consulting staff not increasing at as fast a rate as the rate of increase of revenues. In addition, the Company hired more junior consultants, who typically generate higher margins than senior consultants.

Supplemental Compensation. Beginning in fiscal 1998, the Company no longer pays supplemental compensation, and consequently, did not have supplemental compensation in the third quarter of fiscal 1998. Supplemental compensation was $373,000 in the third quarter of fiscal 1997.

General and Administrative. General and administrative expenses increased by $296,000, or 8.8%, from $3.4 million in the third quarter of fiscal 1997 to $3.7 million in the third quarter of fiscal 1998. The increase was due primarily to increased rent expense resulting from the Company's expansion of each of its three offices in Boston, Massachusetts, Washington, D.C. and Palo Alto, California. As a percentage of revenues, general and administrative expenses decreased from 23.2% in the third quarter of fiscal 1997 to 22.2% in the third quarter of fiscal 1998. This was due to the Company increasing its administrative and support staff at a lower rate than the rate of increase of its consultants.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Interest Income, Net. Net interest income increased from $41,000 in the third quarter of fiscal 1997 to $383,000 in the third quarter of fiscal 1998. This increase was due primarily to interest earned from investments of the proceeds of the Company's initial public offering.

Minority Interest. In June 1997, the Company established and purchased a controlling interest in NeuCo LLC ("NeuCo"), which provides applications consulting services and a family of neural network software solutions and complementary applications for fossil-fired electric utilities. Minority interest decreased from $198,000 in the third quarter of fiscal 1997 to $109,000 in the third quarter of fiscal 1998, and represents the portion of NeuCo's net loss after taxes allocable to its minority owners.

Provision for Income Taxes. The provision for income taxes increased from $112,000 for the third quarter of fiscal 1997 to $1.3 million for the third quarter of fiscal 1998. The provision for the third quarter of fiscal 1998 reflects taxation as a C Corporation for the entire quarter.

RESULTS OF OPERATIONS - FORTY WEEKS ENDED SEPTEMBER 5, 1997 COMPARED TO FORTY WEEKS ENDED SEPTEMBER 4, 1998

Revenues. Revenues increased by $5.9 million, or 17.5%, from $33.3 million for the forty weeks ended September 5, 1997 to $39.2 million for the forty weeks ended September 4, 1998. The increase in revenues was due primarily to an increase in consulting services performed for new and existing clients during the period and an increase in the number of consultants.

Costs of Services. Costs of services increased by $2.2 million, or 10.6%, from $21.2 million in the forty weeks ended September 5, 1997 to $23.4 million in the forty weeks ended September 4, 1998. As a percentage of revenues, costs of services decreased from 63.5% in the forty weeks ended September 5, 1997 to 59.7% in the forty weeks ended September 4, 1998. The decrease as a percentage of revenues was due primarily to consultants not increasing at as fast a rate as the rate of increase in revenues in the forty weeks ended September 4, 1998, higher utilization rates and increases in junior consultants who typically generate higher margins than senior consultants.

Supplemental Compensation. Beginning in fiscal 1998, the Company no longer pays supplemental compensation, and consequently, did not have supplemental compensation in the forty weeks ended September 4, 1998. Supplemental compensation was $933,000 through the forty weeks ended September 5, 1997.

General and Administrative. General and administrative expenses increased by $1.3 million, or 17.5%, from $7.7 million in the forty weeks ended September 5, 1997 to $9.0 million in the forty weeks ended September 4, 1998. As a percentage of revenues, general and administrative expenses remained flat at 23.0% for the forty weeks ended September 5, 1997 as well as the forty weeks ended September 4, 1998.

Interest Income, Net. Net interest income increased from $134,000 in the forty weeks ended September 5, 1997 to $609,000 in the forty weeks ended September 4, 1998. This increase was due primarily to interest earned from investments of the proceeds of the Company's initial public offering.

Minority Interest. Minority interest increased from $198,000 in the forty weeks ended September 5, 1997 to $242,000 in the forty weeks ended September 4,1998, and represents the portion of NeuCo's net loss after taxes allocable to its minority owners. NeuCo was started in June 1997, so that the 1998 loss includes an additional four-week period of loss.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Provision for Income Taxes. The provision for income taxes increased from $248,000 for the forty weeks ended September 5, 1997 to $3.1 million for the forty weeks ended September 4, 1998. The provision for the forty weeks ended September 4, 1998 consists of $1.7 million for current year operations, reflecting taxation as an S Corporation for 149 days and taxation as a C Corporation for 129 days, and $1.4 million for the change in tax status to a C Corporation.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

As of September 4, 1998, the Company had cash and cash equivalents of $31.7 million and working capital of $31.4 million. Net cash provided by operating activities for the forty weeks ended September 4, 1998 was $12.9 million. Cash generated from operating activities resulted primarily from net income of $4.5 million, a decrease in accounts receivable of $1.3 million and an increase in accounts payable and accrued expenses of $6.3 million which reflects normal bonus accruals for the forty weeks ended September 4, 1998.

Net cash used in investing activities for the purchase of furniture, fixtures and computer equipment during the forty weeks ended September 4, 1998 was $1.1 million. The Company's financing activities provided cash of $17.9 million in the forty weeks ended September 4, 1998. This increase consists primarily of the net proceeds of $29.5 million from the sale of stock in the Company's initial public offering (the "Offering"), and the collection of notes receivable from shareholders of $1.2 million, offset by the previously accrued 1997 tax distribution of $1.7 million, a $2.4 million supplemental dividend paid from the proceeds of the Offering, and a final $8.0 million S Corporation distribution paid to the stockholders.

The Company presently has available a $2.0 million revolving line of credit with BankBoston Corporation ("BankBoston"), which is secured by the Company's accounts receivable. This line of credit automatically renews each year on June 30 unless earlier terminated by either the Company or BankBoston. No borrowings were outstanding under this line of credit as of September 4, 1998.

On October 9, 1998, the Company signed a letter of intent to acquire substantially all of the assets of The Tilden Group, LLC. The Tilden Group is a privately-held specialized consulting firm located in Oakland, California that focuses on economic analysis for litigation, public policy design and strategy development. Under the terms of the letter of intent, the Company will pay $11.4 million in the form of cash and common stock for substantially all of the assets of The Tilden Group. The closing of the transaction is subject to negotiation of definitive agreements, completion of due diligence and obtaining all necessary approvals.

The Company believes that existing cash balances and credit available under its bank line of credit will be sufficient to meet the Company's working capital and capital expenditure requirements for at least the next 12 months.

To date, inflation has not had a material impact on the Company's financial results. There can be no assurance, however, that inflation may not adversely affect the Company's financial results in the future.

YEAR 2000 COMPLIANCE

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from the 20th century dates. The use of software and computer systems that are not Year 2000 compliant could result in system failures or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with Year 2000 requirements.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company has received verbal confirmations from software vendors that the software the Company has purchased and is installing is Year 2000 compliant, and it is in the process of obtaining written certifications from such vendors to the same effect. Based on the foregoing, the Company currently has no reason to believe that its internal software systems are not Year 2000 compliant. To date, the Company has not incurred significant incremental costs in order to comply with Year 2000 requirements and does not believe it will incur significant incremental costs in the foreseeable future. However, there can be no assurance that Year 2000 errors or defects will not be discovered in the Company's internal software systems and, if such errors or defects are discovered, there can be no assurance that the costs of making such systems Year 2000 compliant will not have a material adverse effect on the Company's business, operating results and financial conditions.

The Company relies on third party vendors that may not be Year 2000 compliant for certain equipment and services. To date, the Company has not conducted a Year 2000 review of all of its vendors. Failure of systems maintained by the Company's vendors to operate properly with regard to the Year 2000 and thereafter could require the Company to incur significant unanticipated expenses to remedy any problems or replace affected vendors and could have a material adverse effect on the Company's business, operating results and financial condition.

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

RISKS RELATED TO POSSIBLE ACQUISITIONS

An element of the Company's strategy is to expand its operations through the acquisition of complementary businesses or consulting practices. On October 9, 1998 the Company signed a letter of intent to acquire substantially all of the assets of The Tilden Group, LLC. The Company has never acquired another business, and there can be no assurance that the Company will be able to identify, acquire, and successfully integrate into the Company or profitably manage any businesses without substantial expense, delay or other operational or financial problems. Moreover, there is competition for acquisition opportunities in the economic and business consulting industries, which could result in an increase in the price of acquisition targets and a decrease in the number of attractive companies available for acquisition.

DEPENDENCE UPON OUTSIDE EXPERTS

The Company's future success depends upon the continuation of the Company's existing relationships with four principal Outside Experts. The Company's ability to compete successfully for certain engagements in the past has derived in substantial part from its ability to offer the services of these Outside Experts to potential clients. Each of these Outside Experts is a party to an agreement with the Company that restricts his right to compete with the Company, however these Outside Experts may limit their relationships with the Company at any time for any reason. The limitation or termination of any of their relationships with the Company could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, in order to meet the Company's growth objectives, the Company believes that it will be necessary to establish ongoing relationships with additional Outside Experts. There can be no assurance that the Company will be successful in establishing such relationships.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT OF GROWTH

The Company has recently experienced and may continue to experience significant growth in its revenues and employee base. This growth has resulted, and any future growth would continue to result, in new and increased management, consulting and training responsibilities for the Company's consultants as well as increased demands on the Company's internal systems, procedures and controls, and its managerial, administrative, financial, marketing and other resources. No member of the Company's management team has significant experience in managing a public company. Moreover, the Company has recently opened offices in new geographic locations and may open new offices in the future. Opening new offices may entail certain start-up and maintenance costs that could be substantial. The failure of the Company to manage growth successfully could have a material adverse effect on the Company's business, financial condition and results of operations.

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

INTENSE COPMETITION

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

Item 2. Changes in Securities and Use of Proceeds

          d) USE OF PROCEEDS

          The Company sold 1,796,875 shares of its Common Stock, without par value ("Common Stock"), on April 29, 1998 and May 7, 1998, pursuant to a Registration Statement on Form S-1 (Registration No. 333-46941), which was declared effective by the Securities and Exchange Commission on April 23, 1998 (the "Effective Date"). Certain stockholders of the Company sold an aggregate of 719,325 shares of Common Stock pursuant to such registration statement. The managing underwriters of the offering were NationsBanc Montgomery Securities LLC and William Blair & Company. The aggregate gross proceeds to the Company and the selling stockholders from the offering were $33.2 million and $13.3 million, respectively. The Company's total expenses in connection with the offering were approximately $3.7 million, of which $2.3 million was for underwriting discounts and commissions and, based on the Company's reasonable estimate, approximately $1.4 million was for other expenses, of which $1.3 million was paid to persons other than directors or officers of the Company, persons owning more than 10 percent of any class of equity securities of the Company, or affiliates of the Company (collectively, "Affiliates") and of which approximately $100,000 was paid to a company wholly owned by a director, for services in connection with the offering. The Company's net proceeds from the offering were approximately $29.5 million. From the Effective Date through September 4, 1998, the Company used $2.4 million of such net proceeds to pay a dividend to stockholders of record on April 28, 1998 (the "Dividend"). A portion of the Dividend was paid to Affiliates of the Company. As of September 4, 1998 the Company had approximately $27.1 million of proceeds remaining from the Offering, and pending use of the proceeds, the Company intends to invest such proceeds primarily in investment-grade, short-term, interest-bearing instruments. The terms of the Company's bank line of credit place certain restrictions on the Company's ability to pay cash dividends on its Common Stock.

Item 5. Other Information

          On September 14, 1998, the Company's Board of Directors appointed Steven C. Salop a director of the Company. The Company's Board of Directors is divided into three classes, one class of which is elected each year at the annual meeting of stockholders to hold office for a term of three years. Rowland T. Moriarty, William B. Burnett and Dr. Salop currently serve as Class I Directors; their terms of office expire in 1999. Firoze E. Katrak and Carl Kaysen currently serve as Class II Directors; their terms of office expire in 2000. Franklin M. Fisher and James C. Burrows currently serve as Class III Directors; their terms of office expire in 2001.

Item 6. Exhibits and Reports on Form 8-K

          a) EXHIBITS

             99.1 Press Release of the Company dated October 13, 1998 announcing the Company's signing of a letter of intent to acquire substantially all of the assets of The Tilden Group, LLC.

          b) REPORTS ON FORM 8-K

             Charles River Associates Incorporated did not file any Reports on Form 8-K during the quarter ended September 4, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Charles River Associates Incorporated
                                    -------------------------------------
                                                 (Registrant)

Date: October 16, 1998              By:   /s/ James C. Burrows
----------------------                   -----------------------------------
                                         James C. Burrows
                                         President and Chief Executive
                                         Officer

Date: October 16, 1998              By:  /s/ Laurel E. Morrison
----------------------                   -----------------------------------
                                         Laurel E. Morrison
                                         Vice President & Treasurer
                                         (Principal Financial and Accounting
                                         Officer)