Form 10-Q/A
period 1998-09-04
CHARLES RIVER ASSOCIATES INC
filed 1998-10-23
CIK 1053706

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A

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

The undersigned registrant hereby amends the following items, financial statements, exhibits or portions of its Quarterly Report on Form 10-Q for the quarter ended September 4, 1998 (dated as of October 16, 1998) as set forth in the pages attached hereto:

Part I.   Financial Information
Item 1.   Financial Statements

                     CHARLES RIVER ASSOCIATES INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                               November 30,         September 4,
                                                  1997                  1998
                                                                     (unaudited)

Assets:
Current assets:
  Cash and cash equivalents                      $ 2,054              $31,743
  Accounts receivable, net of allowance of
    $394 in 1997; $570 in 1998                    10,140                8,807
  Unbilled services                                4,731                5,645
  Prepaid expenses                                   280                  129
                                                 -------              -------

Total current assets                              17,205               46,324
Property and equipment, net                        2,890                3,068
Other assets                                         340                  551
                                                 -------              -------
Total assets                                     $20,435              $49,943
                                                 =======              =======


Liabilities and stockholder's equity
Current liabilities:
  Accounts payable                               $   902              $ 2,027
  Accrued expenses                                 5,729               10,657
  Deferred revenue                                   225                  504
  Current portions of notes payable
   to former stockholders and capital
   lease obligations                                 325                  309
  Dividends payable                                1,764                    0
  Deferred income taxes                              528                1,424
                                                 -------              -------
Total current liabilities                          9,473               14,921


Notes payable to former stockholders,
  net of current portion                             707                  498
Capital lease obligations, net of
  current portion                                     74                   42
Deferred rent                                      1,302                1,410
Minority interest                                    343                  101

Stockholders' equity:
  Common stock (voting); no par
   value; 25,000,000 shares authorized;
   6,519,240 shares in 1997 and 8,316,115
   shares in 1998 issued and outstanding           1,977               30,998
  Retained earnings                                7,770                1,986
                                                 -------              -------
                                                   9,747               32,984

Notes receivable from stockholders                (1,211)                 (13)
                                                 -------              -------
Total stockholders' equity                         8,536               32,971
                                                 -------              -------
Total liabilities and stockholders' equity       $20,435              $49,943
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

Date: October 23, 1998              By:   /s/ James C. Burrows
----------------------                   -----------------------------------
                                         James C. Burrows
                                         President and Chief Executive
                                         Officer

Date: October 23, 1998              By:  /s/ Laurel E. Morrison
----------------------                   -----------------------------------
                                         Laurel E. Morrison
                                         Vice President & Treasurer
                                         (Principal Financial and Accounting
                                         Officer)