Form 10-K
period 1998-11-28
CHARLES RIVER ASSOCIATES INC
filed 1999-02-23
CIK 1053706

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                    (x) Annual report pursuant to Section 13
                       or 15(d) of the Securities Exchange
                                   Act of 1934

                   For the fiscal year ended November 28, 1998
--------------------------------------------------------------------------------

                        Commission file number: 000-24049
--------------------------------------------------------------------------------


                      CHARLES RIVER ASSOCIATES INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            MASSACHUSETTS                                 04-2372210
--------------------------------------           ----------------------------
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                    Identification No.)

                           200 CLARENDON STREET, T-33,
                              BOSTON, MA 02116-5092
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  617-425-3000
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code:

     Securities registered pursuant to Section 12 (b) of the Act: None

     Securities registered pursuant to Section 12 (g) of the Act: COMMON STOCK,
                                                                  No Par Value


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]   No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 22, 1999 (based on the closing sale price of $30.00 as quoted by the Nasdaq National Market as of such date) was approximately $166,615,980.

     As of January 22, 1999 the Company had outstanding 8,411,494 shares of Common Stock.

     DOCUMENTS INCORPORATED BY REFERENCE

     The information required for Part III of this Annual Report is incorporated by reference from the registrant's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended November 28, 1998.

                      CHARLES RIVER ASSOCIATES INCORPORATED
                             FORM 10-K ANNUAL REPORT
                   FOR THE FISCAL YEAR ENDED NOVEMBER 28, 1998

                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                                     PART I
ITEM 1 - BUSINESS............................................................3

ITEM 2 - PROPERTIES.........................................................11

ITEM 3 - LEGAL PROCEEDINGS..................................................12

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................12

                                  PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.........................................................13

ITEM 6 - SELECTED FINANCIAL DATA............................................14

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS...................................................16

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................24

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE....................................................24

                                 PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................25

ITEM 11 - EXECUTIVE COMPENSATION............................................25

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....25

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................25

                                  PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K..26

SIGNATURES..................................................................27

                                     PART I

ITEM 1 - BUSINESS

FORWARD-LOOKING STATEMENTS

     In addition to historical information this Annual Report on Form 10-K of Charles River Associates Incorporated ("CRA" or the "Company") contains forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Future Performance." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this Annual Report and in other documents that the Company files from time to time with the Securities and Exchange Commission, including the Company's Registration Statement on Form S-1 (Registration No. 333-46941) and the Quarterly Reports on Form 10-Q filed by the Company in fiscal 1998.

INTRODUCTION

     The Company is a leading economic and business consulting firm that applies advanced analytic techniques and in-depth industry knowledge to complex engagements for a broad range of clients. Founded in 1965, the Company provides original and authoritative advice for clients involved in many high-stakes matters, such as multi-billion dollar mergers and acquisitions, new product introductions, major capital investment decisions, and complex litigation, the outcomes of which often have significant implications or consequences for the parties involved. The Company offers two types of services: legal and regulatory consulting and business consulting. Through its legal and regulatory consulting practice, CRA provides law firms and businesses involved in litigation and regulatory proceedings with expert advice on highly technical issues such as the competitive effects of mergers and acquisitions, damages calculations, measurement of market share and market concentration, liability analysis in securities fraud cases, and the impact of increased regulation. In addition, the Company uses its expertise in economics, finance and business analysis to offer clients business consulting services for strategic issues such as establishing pricing strategies, estimating market demand, valuing intellectual property and other assets, assessing competitors' actions, and analyzing new sources of supply. To complement its analytical expertise in advanced economic and financial methods, the Company offers its clients in-depth industry expertise in specific vertical markets, including chemicals, electric power and other energies, healthcare, materials, media and telecommunications and transportation.

     The Company's services are provided by its highly credentialed and experienced staff of consultants. As of November 28, 1998, CRA employed 145 full-time professional consultants, including 53 consultants with Ph.D.s and 26 consultants with other advanced degrees, who have backgrounds in a wide range of disciplines, including economics, business, corporate finance, materials sciences and engineering. Since maintaining its reputation is paramount and its engagements are typically complex, the Company is extremely selective in its hiring of consultants, recruiting individuals from leading universities, industry and government. Many of the Company's consultants are nationally recognized as experts in their respective fields, having published scholarly articles, lectured extensively and been quoted in the press. To enhance the expertise it provides to its clients, CRA maintains close working relationships with a select group of renowned academic and industry experts ("Outside Experts").

     Through its offices in Boston, Massachusetts, Washington, D.C., Palo Alto, California, Los Angeles California, Oakland, California and Toronto, Canada, CRA has completed more than 3,000 engagements for clients, including major law firms, domestic and foreign corporations, federal, state and local government agencies, governments of foreign countries, public and private utilities, and national and international trade associations. While the Company has particular expertise in certain vertical markets, the Company provides services to a diverse group of clients in a broad range of industries. No single client accounted for over 10% of the Company's revenues in fiscal 1998.

     CRA seeks to expand its operations through the acquisition of complementary businesses and by establishing strategic alliances. On December 15, 1998, CRA completed the acquisition of certain of the assets and the assumption of certain of the liabilities of The Tilden Group, LLC, a California limited liability company ("Tilden") for an aggregate $9.6 million in cash and Common Stock. CRA acquired certain accounts receivable and work in process, fixed assets and the goodwill of Tilden, and maintains Tilden's Oakland, California office staffed by ten former Tilden employees. Tilden was a privately held consulting firm founded by Michael L. Katz and Carl Shapiro, professors at the University of California-Berkeley, in the business of conducting economic analyses for litigation, public policy design, and business strategy development. Professor Katz was Chief Economist at the Federal Communications Commission from 1994 to 1996, and Professor Shapiro served as Deputy Assistant Attorney General for Economics in the Antitrust Division of the Department of Justice from 1995 to 1996. Professors Katz and Shapiro have signed exclusive consulting agreements with CRA. The acquisition of Tilden was accounted for as a purchase transaction. CRA paid the cash portion of the purchase price from its working capital.

     The Company's revenues and income from operations have increased from $37.4 million and $3.7 million in fiscal 1996 to $53.0 million and $9.3 million in fiscal 1998, respectively, representing compound annual growth rates of 18.6% and 59.7%, respectively.

INDUSTRY OVERVIEW

     The environment in which businesses operate is becoming increasingly complex. Expanding access to powerful computers and software is providing companies with almost instantaneous access to a wide range of internal information, such as supply costs, inventory values, and sales and pricing data, as well as external information such as market demand forecasts and customer buying patterns. At the same time, markets are becoming increasingly global, offering companies the opportunity to expand their presence throughout the world and exposing them to increased competition and the uncertainties of foreign operations. Many industries are rapidly consolidating as companies pursue mergers and acquisitions in response to increased competitive pressures and in order to expand their market opportunities. In addition, companies are relying to a greater extent on technological and business innovations to improve efficiency, thus increasing the importance of strategically analyzing their businesses and developing and protecting new technology. As a result of this increasingly competitive and complex business environment, companies are required to constantly gather, analyze and utilize available information to enhance their business strategies and operational efficiencies.

     The increasing complexity and changing nature of the business environment is also forcing governments to adjust their regulatory strategies. For example, certain industries such as healthcare are subject to frequently changing regulations while other industries such as telecommunications and electric power are experiencing trends toward deregulation. These constant changes in the regulatory environment are leading to frequent litigation and interaction with government agencies as companies attempt to interpret and react to the implications of this changing environment. Furthermore, as the general business and regulatory environment becomes more complex, litigation has also become more complicated, protracted, expensive and important to the parties involved.

     As a result, companies rely to greater degrees on sophisticated economic and financial analysis to solve complex problems and improve decision-making. Economic and financial models provide the tools necessary to analyze a variety of issues confronting businesses, such as interpretation of sales data, effects of price changes, valuation of assets, assessment of competitors' activities, evaluation of new products and analysis of supply limitations. Governments are also relying to an increasing extent on economic and finance theory to measure the effects of anti-competitive activity, evaluate mergers and acquisitions, change regulations, implement auctions to allocate resources, and establish transfer pricing rules. Finally, litigants and law firms are using economic and finance theory to help determine liability and to calculate damages amounts in complex and high-stakes litigation. As this need for complex economic and financial analysis becomes more widespread, CRA believes that companies will increasingly turn to outside consultants for access to specialized expertise, experience and prestige that are not available to them internally.

SERVICES

     The Company offers services in two broad areas: legal and regulatory consulting and business consulting. In its legal and regulatory practice, the Company usually works closely with law firms on behalf of one or more companies involved in litigation or regulatory proceedings. Recognizing the importance that clients place in maintaining confidentiality, CRA does not disclose the identity of its clients unless the Company's engagement with the client is already publicly disclosed. Many of the lawsuits and regulatory proceedings in which the Company is involved are high-stakes matters, such as obtaining regulatory approval of a pending merger or analyzing possible damages awards in a securities fraud case.

     In the business consulting practice, CRA typically provides services directly to companies seeking assistance with strategic issues that require expert economic or financial analysis. Many of these matters involve "mission-critical" decisions for the client, such as positioning and pricing a new product or developing a new technological process. Engagements in the Company's two service areas often involve similar areas of expertise and address related issues, and it is common for CRA's consultants to work on engagements in both service areas. The Company estimates that it derived approximately 70% of its revenues in fiscal 1998 from legal and regulatory consulting and approximately 30% from business consulting.

     LEGAL AND REGULATORY CONSULTING. The ability to formulate and effectively communicate powerful economic and financial arguments to courts and regulatory agencies is often critical to a successful outcome in litigation and regulatory proceedings. Through its highly educated and experienced consulting staff, the Company applies advanced analytic techniques in economics and finance to complex engagements for a diverse group of clients. The Company offers its clients a wide range of legal and regulatory consulting services, including the following:

     Antitrust. CRA has expertise in a variety of issues arising in antitrust litigation, including collusion, price signaling, monopolization, tying, exclusionary conduct, resale price maintenance, predatory pricing and price discrimination. Expert testimony and analysis by economists play an increasingly important role in antitrust litigation. For the past three decades, the Company has provided expert assistance to law firms in a wide variety of antitrust lawsuits.

     Mergers and Acquisitions. The Company assists clients involved in mergers and acquisitions in their interactions with domestic and foreign antitrust regulatory authorities. By applying economic methods and tools, CRA helps clients simulate the effects of mergers on prices, estimate demand elasticities, design and administer customer and consumer surveys, and study the efficiencies that motivate or result from acquisitions. In addition, the Company regularly assists clients in proceedings before the Federal

Trade Commission and the Department of Justice, including helping them obtain termination of the waiting period imposed by the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

     Finance. The Company offers clients a variety of financial advisory services, including valuations, securities fraud analysis, and risk assessments for options, futures, swaps and other derivatives. For clients involved in litigation and regulatory proceedings, CRA values businesses, products, contracts and securities, and provides expert testimony on a variety of valuation issues. The financial analysis performed by the Company encompasses cash-flow estimates, "but-for" analyses of revenues, complex analytical models and estimates of appropriate discount rates. The Company also assists clients in securities fraud cases by estimating damages computations and analyzing potential liability.

     Intellectual Property. The Company provides expert consulting and testimony on a broad array of issues arising from intellectual property rights and valuations of intellectual property, cost-sharing arrangements, royalty rates, and determinations of fair market value of intellectual property transferred between related parties. CRA estimates damages and provides expert testimony in patent, trademark, copyright, trade secret and unfair competition disputes. Its services include estimating lost profits, reasonable royalties, unjust enrichment and prejudgment interest.

     Transfer Pricing. CRA provides transfer pricing advice for companies that are establishing foreign operations and for companies with existing foreign operations seeking to improve their tax positions. The Company helps clients to analyze their affiliates' functions and risks, the value of tangible and intangible assets, precedents set by comparable industry transactions, and the specifics of the tax laws in the relevant countries. In addition, CRA assists clients in preparing for Internal Revenue Service and foreign tax authority audits and provides expert testimony and litigation support in lawsuits related to transfer pricing disputes.

     Environment. CRA regularly assists clients involved in environmental disputes both in litigation proceedings and before government agencies. For example, the Company helps clients determine responsibility for environmental cleanups, including Superfund sites, and advises clients on damages calculations resulting from oil spills, hazardous waste disposal and other environmental torts. As part of its work in this area, the Company's consultants and Outside Experts have assisted clients in developing innovative techniques for environmental regulatory compliance, such as emissions trading and regulatory cost-benefit analysis and risk assessment.

     International Trade. CRA offers clients support in all economic and financial aspects of international trade, specializing in antidumping, countervailing duty investigations, and other international trade dispute matters involving a wide range of industries and numerous countries.

     Damages. The Company calculates damages and critiques opposing damage estimates in complex commercial litigation including antitrust cases; patent, trademark, and other intellectual property infringement matters; contract disputes; securities and other fraud cases; and litigation involving property values and damages to natural resources. CRA's expertise in applied microeconomics and econometrics enables it to analyze and specify important economic attributes, such as price and sales volume. The Company also draws on its expertise in corporate finance and valuation in its damages work.

     BUSINESS CONSULTING. The business consulting practice of CRA applies a highly analytical, quantitative approach to help companies analyze and respond to market forces and competitive pressures that affect their businesses. The Company advises its clients in many of the same areas in which it provides legal and regulatory consulting, such as finance and mergers and acquisitions. Applying its in-depth knowledge of specific vertical markets, the Company is able to provide insightful, value-added advice to its clients. CRA offers clients practical and creative advice by challenging conventional approaches and generally avoiding predetermined solutions or methodologies. CRA's business consulting services can be grouped into four broad areas, as follows:

     Business Strategy. CRA offers a broad range of strategy-related consulting services designed to help companies evaluate key opportunities and increase shareholder value. For example, CRA helps clients to identify investment opportunities, implement cost reduction programs, execute turnaround strategies, improve risk management, make capital investment decisions, complete due diligence, value intellectual property rights and other assets, and establish pricing strategies. The Company also assists clients with acquisitions by assessing the strategic and financial fit of an acquisition candidate. As it does in its legal and regulatory consulting practice, CRA advises clients on the competitive advantages and efficiencies, if any, resulting from acquisitions, as well as any potential antitrust concerns.

     Market Analysis. CRA uses its vertical market expertise and analytical skills to assist its clients in identifying, understanding and reacting to market trends, including measuring market size, estimating supply and demand balances, evaluating growth opportunities and analyzing procurement strategies. This type of analysis is particularly useful for companies that are launching a new product, repositioning an existing product or operating in an industry undergoing significant change. CRA uses complex computer models to predict the market impact of certain potential actions by the client or third parties. This information is then used to advise the client on product positioning, pricing strategies, competitive threats and probable market reactions. Using its regulatory and legal consulting expertise, CRA assists clients in evaluating the market impact of existing and proposed government policies.

     Technology Management. CRA assists clients in managing their industrial technologies, including analyzing the processes used to develop their products and services. The Company helps clients with their technology needs from assessment through implementation. For example, CRA completes competitive analyses for clients by analyzing competitors' technology and processes through statistical comparisons of raw material costs, sales, productivity measurements and other factors. In addition, CRA helps clients to assess commercialization of new technology by quantifying the costs and benefits of obtaining and implementing new technology, including evaluation of engineering and employee training costs. Finally, the Company assists clients in implementing technology, including helping to coordinate the efforts of research and development organizations and conducting pre-feasibility studies.

     Auctions. CRA has teamed with Market Design, Inc. (MDI) to provide consulting services in auction strategy, design, and administration. The Company and MDI offer clients in industry and government the expertise of leading auction authorities. Auctions are being used increasingly to allocate resources and property rights in industries such as telecommunications, utilities, finance, and minerals. From auction rule formulation to software development, auction tracking, and real-time auction support, CRA and MDI are highly qualified to design and implement the best auction to achieve the desired outcomes.

VERTICAL MARKET EXPERTISE

     The Company believes its ability to combine expertise in advanced economic and financial methods with in-depth knowledge of particular vertical markets is one of its key competitive strengths. By maintaining expertise in certain industries, the Company provides clients practical advice in both legal and regulatory consulting and business consulting that is tailored to their specific markets. This vertical market expertise, developed by CRA over decades of providing sophisticated consulting services to a diverse group of clients in leading industries, differentiates the Company from many of its competitors. CRA believes that it has developed a strong reputation and substantial name recognition within specific industries, which leads to repeat business and new engagements from clients in those markets. While the Company provides services to clients in a wide variety of industries, it has particular expertise in the following vertical markets:

     Chemicals. The Company has a long history of providing consulting services to chemical companies. For example, CRA has assisted leading chemical companies in improving their research and development capabilities, investing in new businesses, assessing acquisition possibilities, and restructuring their facilities. CRA's industry experience enables it to offer advice to clients regarding pricing and profitability relative to supply, demand and competition within the chemicals industry.

     Electric Power and Other Energies. CRA is a leading provider of economic testimony and analysis of the competitive impacts of electric utility, natural gas, and petroleum mergers and acquisitions. In addition, the Company offers advice to energy clients about the effects of deregulation in the electric power and natural gas industries. In order to help energy clients address frequent regulatory changes, CRA represents them in proceedings before the Federal Energy Regulatory Commission, the Interstate Commerce Commission, state public regulatory commissions, and other international, federal and state administrative agencies. The Company has published a comprehensive study analyzing trading in electricity futures contracts.

     Healthcare. CRA advises hospitals, pharmaceutical and medical product companies, and other healthcare clients by combining its in-depth knowledge of the unique and rapidly changing features of healthcare markets with its expertise in antitrust assessment, merger evaluations, measurement of damages and valuation of intellectual property. The Company assists its clients in responding to current competitive pricing trends and incentives created for vertical and horizontal consolidation. For pharmaceutical and medical product companies, CRA helps develop research, development, marketing and reimbursement strategies that highlight the clinical and economic advantages of their pharmaceuticals and medical technologies.

     Materials. Led by a group of consultants with extensive experience and academic backgrounds in the materials and manufactured parts industries, CRA offers advice on a broad array of issues confronting clients selling and using materials such as minerals, metals and polymers. For example, CRA helps companies to analyze potential strategic acquisitions, evaluate capital investment opportunities, define and segment markets, assess new technology, respond to changing regulations, gauge competitors' actions and design business strategies. CRA also has expertise and experience in guiding materials and manufactured parts companies through antidumping proceedings before government agencies.

     Media and Telecommunications. By providing a wide range of consulting services to a diverse group of media and telecommunications clients, the Company has developed a strong reputation as a leading source of expert economic and financial advice for media and telecommunications companies. Applying its expertise in the media/telecommunications industry, CRA has helped clients address the dramatic developments in their industry resulting from rapid technological change, deregulation and the globalization of their markets.

     Retail and Wholesale Distribution. CRA has extensive experience and expertise in analyzing the changing conditions in retail and wholesale distribution and their impact on competitive analyses of these businesses. The Company draws on this experience and expertise to provide expert advice on antitrust issues and merger evaluations for clients in a range of distribution industries, including in particular clients in retail and wholesale food and grocery distribution, in retail and wholesale drug distribution, and in department store retailing.

     Transportation. The Company assists transportation industry clients by providing services in travel demand forecasting, market assessment, public policy analysis and business strategy. Through the use of sophisticated models for estimating travel demand developed by the Company, the Company helps transportation clients assess the feasibility of entering new markets and consults with governments considering infrastructure improvements. In addition, the Company has advised airline clients on the effects of deregulation and has consulted with automotive companies on the effects of increased government regulation.

COMPETITIVE STRENGTHS

     Since 1965, the Company has been committed to providing sophisticated consulting services to its clients. The Company believes that the following factors have been critical to its success:

     Strong Reputation for High Quality Consulting. For over 30 years, the Company has been a leader in providing sophisticated economic analysis and original, authoritative studies for clients involved in complex litigation and regulatory proceedings. As a result, the Company believes that it has established a strong reputation among leading law firm and business clients as a preferred source of expertise in economics, finance, business and strategy consulting as evidenced by the Company's high level of repeat business and significant referrals from existing clients. In fiscal 1998, approximately 90% of the Company's revenues resulted from ongoing engagements and new engagements for existing clients. In addition, the Company believes that its significant name recognition, developed as a result of its work on many high profile litigation and regulatory engagements, has enhanced the development of its business consulting practice. While reputation for high quality consulting and name recognition are critical in attracting new clients, CRA believes that these factors are equally important to its ability to recruit and retain both consultants and renowned Outside Experts.

Highly Educated, Experienced and Versatile Consulting Staff. The Company believes that its most important asset is its base of full-time consultants, particularly its senior consultants. Of the Company's 145 consultants as of November 28, 1998, 79 are either officers, principals or senior associates, substantially all of whom have a Ph.D. or a master's degree. Many of these senior consultants are nationally recognized as experts in their respective fields, having published scholarly articles, lectured extensively and been quoted in the press. In addition to their expertise in a particular field, most of the Company's consultants are able to apply their skills across numerous practice areas. This flexibility in staffing engagements is critical to the Company's ability to apply its resources as needed to meet the demands of its clients. As a result, the Company seeks to hire consultants who not only have strong analytical skills but also are creative, intellectually curious and driven to develop expertise in new practice areas and industries.

     Since its consultants are its most important asset, the Company's ability to attract and retain highly credentialed and experienced consultants both to work on engagements and to generate new business is crucial to the Company's success. In order to attract highly qualified consultants, the Company offers competitive compensation and benefits and has developed a career enhancement program that offers consultants career enrichment opportunities and access to individualized training. While competitive compensation and benefits are important, CRA believes that consultants are attracted to CRA because of its strong reputation, the credentials, experience and reputation of its consultants, the opportunity to work on a diverse array of matters, the opportunity to work with renowned Outside Experts, and the collegial atmosphere of the Company. The Company believes that its attractiveness as an employer is reflected in its low turnover rate among employees. The Company grants stock options to certain employees as part of its efforts to attract and retain consultants, and offers employees the opportunity to purchase stock in the company through an employee stock purchase plan.

     To enhance the expertise it provides to its clients, CRA maintains close working relationships with a select group of Outside Experts. Depending on client needs, the Company uses Outside Experts for their specialized expertise, assistance in conceptual problem-solving and expert witness testimony. CRA works regularly with renowned professors at Harvard University, the Massachusetts Institute of Technology, Georgetown University, The University of California, The University of Toronto, Stanford University, The University of Virginia, Northwestern University, Boston University and other leading universities. Outside Experts also generate business for CRA and provide the Company access to other leading academic and industry experts. By establishing affiliations with prestigious Outside Experts, the Company further enhances its reputation as a leading source of sophisticated economic and financial analysis.

     In addition to helping the Company serve its clients better, Outside Experts often provide the Company with new sources of business and expand the Company's network of academic affiliations. The Company believes that affiliations with prestigious Outside Experts further enhance its reputation and aid in its recruiting of consultants from universities.

     Vertical Market Expertise. By maintaining expertise in certain industries, the Company is able to offer clients creative and pragmatic advice tailored to their specific markets. This vertical market expertise, developed by CRA over decades of providing sophisticated consulting services to a diverse group of clients in industries such as chemicals, electric power and other energies, healthcare, materials, media and telecommunications and transportation, differentiates the Company from many of its competitors. CRA believes that it has developed a strong reputation and substantial name recognition within these specific industries, which leads to repeat business and new engagements from clients in those markets.

     Broad Range of Services. By offering clients both legal and regulatory consulting services and business consulting services, CRA is able to satisfy a broad array of client needs, ranging from expert testimony for complex lawsuits to designing global business strategies. This broad range of expertise enables the Company to take an interdisciplinary approach to certain engagements, combining economists and experts in one area with specialists in another discipline. The Company emphasizes its diverse capabilities to clients and regularly cross-markets across its service areas. For example, it is not unusual for a client that the Company assists in a litigation matter to later retain the Company for a business consulting matter. In addition, the Company believes that consultants and Outside Experts are attracted by the opportunity to work on a diverse array of matters.

CLIENTS

     The Company has completed more than 3,000 engagements for clients including major law firms, domestic and foreign corporations, federal, state and local government agencies, governments of foreign countries, public and private utilities, and national and international trade associations. While the Company has particular expertise in certain vertical markets, the Company provides services to a diverse group of clients in a broad range of industries. No single client accounted for over 10% of the Company's revenues in fiscal 1998. CRA's policy is to keep the identities of its clients confidential unless the Company's work for the client is already publicly disclosed.

HUMAN RESOURCES

     Consultants. On November 28, 1998, the Company had 145 full-time consultants, consisting of 31 officers, 16 principals, 32 senior associates, 31 associates and 35 analysts, and had 60 full-time administrative staff members. Officers and principals generally work closely with clients, supervise junior consultants, provide expert testimony on occasion and seek to generate business for the Company. Senior associates and associates typically serve as project managers and handle complex research assignments. Analysts gather and analyze data sets and complete statistical programming and library research.

     Most of the Company's revenues are derived directly from the services provided by its full-time consultants. The Company's consultants have backgrounds in many disciplines, including economics, business, corporate finance, materials sciences and engineering. Substantially all of CRA's senior consultants, consisting of officers, principals and senior associates, have either a Ph.D. or a master's degree in addition to substantial management, technical or industry expertise. Of the Company's total senior consulting staff of 79 as of November 28, 1998, 46 have Ph.D.s in economics, seven have Ph.D.s in other disciplines and 26 have other advanced degrees. The Company believes that its financial results, reputation and growth are directly related to the number and quality of its consultants.

     Each of CRA's senior consultants has signed a non-solicitation agreement which generally prohibits the employee from soliciting clients of CRA for a period of six months following termination of the person's employment with the Company and from soliciting CRA's employees for a period of two years after termination of the person's employment. In order to align each officer's interest with the overall interests and profitability of CRA, the Company adopted a policy requiring that each of its officers have an equity interest in CRA.

     1998 Incentive and Nonqualified Stock Option Plan. In 1998 the Company adopted the 1998 Incentive and Nonqualified Stock Option Plan (the "Option Plan"). A total of 970,000 shares of Common Stock are reserved for issuance under the Option Plan.

     1998 Employee Stock Purchase Plan. In 1998 the Company adopted the 1998 Employee Stock Purchase Plan (the "Stock Purchase Plan"). The Stock Purchase Plan authorizes the issuance of up to an aggregate of 243,000 shares of Common Stock to participating employees.

     Bonus Program. The Company maintains a discretionary bonus program, pursuant to which the Company grants performance-based bonuses to its officers and other employees. The Compensation Committee, in its discretion, determines the bonuses to be granted to the Company's officers, and the Company's Chief Executive Officer, in his discretion, determines the bonuses to be granted to the Company's other employees, based on recommendations of the various committees of officers supervising the employees' work.

COMPETITION

     The market for economic and business consulting services is intensely competitive, highly fragmented and subject to rapid change. In general, the barriers to entry into the Company's markets are few, and the Company expects to face additional competition from new entrants into the economic and business consulting industries. In the legal and regulatory consulting market, the Company competes primarily with other economic consulting firms and individual academics. The Company believes that the principal competitive factors in this market are reputation, analytical ability, industry expertise and service. In the business consulting market, the Company competes primarily with other business and management consulting firms, specialized or industry-specific consulting firms, the consulting practices of large accounting firms, and the internal professional resources of existing and potential clients. The Company believes that the principal competitive factors in this market are reputation, industry expertise, analytical ability, service and price. Many of the Company's competitors have national and international reputations as well as significantly greater personnel, financial, managerial, technical and marketing resources than the Company. Certain of the Company's competitors also have a significantly broader geographic presence than the Company. There can be no assurance that the Company will compete successfully with its existing competitors or with any new competitors.

ITEM 2 - PROPERTIES

     In aggregate, the Company leases approximately 84,823 square feet of office space in the following offices: Boston, Massachusetts (headquarters); Los Angeles, California; Oakland, California; Palo Alto,

California; Toronto, Canada; and Washington, D.C. All of the Company's offices are electronically linked together and have access to the Company's core consulting tools. The Company believes that its existing facilities are adequate to meet its current requirements and that suitable space will be available as needed.

ITEM 3 - LEGAL PROCEEDINGS

     The Company is not a party to any legal proceedings the outcome of which, in the opinion of management of the Company, would have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Company during the fourth quarter of fiscal 1998.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock was first offered to the public on April 23, 1998 and since that time has been traded on the Nasdaq National Market ("Nasdaq") under the symbol "CRAI". The following table sets forth, during the period indicated, high and low closing sales prices as reported by Nasdaq.

----------------------------------------------------------------------------
  FISCAL YEAR ENDED NOVEMBER 28, 1998               HIGH             LOW
----------------------------------------------------------------------------
 November 30, 1997 to February 20, 1998              N/A              N/A
----------------------------------------------------------------------------
 February 21, 1998 - May 15, 1998                  $26.000          $23.500
----------------------------------------------------------------------------
 May 16, 1998 to September 4, 1998                 $29.625          $23.750
----------------------------------------------------------------------------
 September 5, 1998 to November 28, 1998            $25.250          $19.750
----------------------------------------------------------------------------

     The Company had approximately 54 holders of record of its Common Stock as of January 22, 1999. This number does not include stockholders for whom shares were held in a "nominee" or "street" name.

     Prior to the Company's initial public offering on April 23, 1998, the Company made periodic distributions to its stockholders in amounts equal to the stockholders' aggregate tax liabilities associated with the Company's taxable earnings as an S Corporation attributable to them, as well as other dividend distributions.

     The Company currently intends to retain any future earnings to finance operations and therefore does not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of the Company's bank line of credit place certain restrictions on the Company's ability to pay cash dividends on its Common Stock.

     The Company did not sell any equity securities that were not registered under the Securities Act during the quarter ended November 28, 1998.

ITEM 6 - SELECTED FINANCIAL DATA

     The following selected consolidated financial data of the Company as of, and for each of the fiscal years in the five-year period ended November 28, 1998, have been derived from the audited consolidated financial statements of the Company.


                                                                                       FISCAL YEAR ENDED

                                                              NOV. 26,       NOV. 25,       NOV. 30,       NOV. 29,       NOV. 28,
                                                                1994           1995           1996           1997           1998
                                                            -----------    -----------    -----------    -----------    -----------
                                                                                          (53 WEEKS)
                                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues                                                    $    26,249    $    31,839    $    37,367    $    44,805    $    52,971
Costs of services                                                16,160         19,760         23,370         28,374         31,695
Supplemental compensation(1)                                       --            1,212          1,200          1,233           --
                                                            -----------    -----------    -----------    -----------    -----------
Gross profit                                                     10,089         10,867         12,797         15,198         21,276
General and administrative                                        8,204          8,397          9,060         10,509         11,934
                                                            -----------    -----------    -----------    -----------    -----------
Income from operations                                            1,885          2,470          3,737          4,689          9,342
Interest income, net                                                106            118            124            302            975
                                                            -----------    -----------    -----------    -----------    -----------
Income before provision
  For income taxes
  And minority interest                                           1,991          2,588          3,861          4,991         10,317
Provision for income taxes(2)                                      (446)          (174)          (273)          (306)        (4,262)
                                                            -----------    -----------    -----------    -----------    -----------
Income before minority
  Interest                                                        1,545          2,414          3,588          4,685          6,055
Minority interest                                                  --             --             --              282            310
                                                            -----------    -----------    -----------    -----------    -----------
Net income(2)                                               $     1,545    $     2,414    $     3,588    $     4,967    $     6,365
                                                            ===========    ===========    ===========    ===========    ===========
Basic and diluted net  income
  Per share                                                 $      0.19    $      0.40    $      0.59    $      0.78    $      0.84
                                                            ===========    ===========    ===========    ===========    ===========
Weighted average number of Shares outstanding:
     Basic                                                    7,935,512      5,987,384      6,091,384      6,329,007      7,570,493
                                                            ===========    ===========    ===========    ===========    ===========
     Diluted                                                  7,935,512      5,987,384      6,091,384      6,329,007      7,619,945
                                                            ===========    ===========    ===========    ===========    ===========

Pro forma income data (unaudited):
   Net income as reported                                                                                $     4,967    $      6,365
   Pro forma adjustment                                                                                       (1,833)             12
                                                                                                         ===========    ============
   Pro forma net income(3)                                                                               $     3,134    $      6,377
                                                                                                         ===========    ============
   Pro forma net income per
     Share:(3)
     Basic                                                                                               $      0.48    $       0.84
                                                                                                         ===========    ============
     Diluted                                                                                             $      0.48    $       0.83
                                                                                                         ===========    ============

   Weighted average number of
     shares outstanding (4):
     Basic                                                                                                 6,458,737       7,630,012
                                                                                                         ===========     ===========
     Diluted                                                                                               6,458,737       7,679,464
                                                                                                         ===========     ===========



                                                               NOV. 26,       NOV. 25,       NOV. 30,       NOV. 29,       NOV. 28,
                                                                1994           1995           1996           1997           1998
                                                             -----------    -----------    -----------    -----------    -----------
                                                                                        (IN THOUSANDS)
Consolidated Balance Sheet Data:
Working capital                                             $    2,908     $    4,782      $    6,554     $    7,658      $   32,890
Total assets                                                    10,057         12,307          15,468         20,435          53,335
Total long-term debt                                               222            324             550            707             542
Total stockholders' equity                                       2,697          4,282           6,202          8,536          34,628

----------------
(1) Represents discretionary payments of bonus compensation to officers and certain Outside Experts under a bonus program that was discontinued after fiscal 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Overview" and Note 7 of Notes to Consolidated Financial Statements.

(2) From fiscal 1988 to April 1998, the Company was taxed under subchapter S of the Code. As an S Corporation, the Company was not subject to federal and some state income taxes. The Company's S Corporation status terminated on the closing of its initial public offering on April 28, 1998.

(3) Pro forma net income and pro forma net income per share for fiscal 1997 and fiscal 1998 have been computed by adjusting net income, as reported, to record income tax expense that would have been recorded had the Company been a C Corporation during those periods, assuming effective tax rates for the fiscal year ended November 29, 1997 and the fiscal year ended November 28, 1998 of 43.0% and 41.3%, respectively.

(4) See Note 1 of Notes to Consolidated Financial Statements for a description of the computation of the number of shares used in the per share calculation.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is a leading economic and business consulting firm that applies advanced analytic techniques and in-depth industry knowledge to complex engagements for a broad range of clients. Founded in 1965, the Company provides original and authoritative advice for clients involved in many high-stakes matters, such as multi-billion dollar mergers and acquisitions, new product introductions, major capital investment decisions, and complex litigation, the outcome of which often has significant implications or consequences for the parties involved. The Company offers two types of services: legal and regulatory consulting and business consulting. The Company estimates that it derived approximately 70% of its revenues in fiscal 1998 from legal and regulatory consulting and approximately 30% from business consulting.

     The Company derives revenues principally from professional services rendered by its consultants. In most instances, clients are charged on a time-and-materials basis and revenues are recognized in the period when services are provided. Consultants' time is charged at hourly rates, which vary from consultant to consultant depending on a consultant's position, experience and expertise, and other factors. Outside Experts may or may not bill clients directly for their services. As a result, substantially all of the Company's professional services fees are generated from the work of its own full-time consultants. Factors that affect the Company's professional services fees include the number and scope of client engagements, the number of consultants employed by the Company, the consultants' billing rates, and the number of hours worked by the consultants. In addition to professional services fees, a portion of the Company's revenues represents expenses billed to clients, such as travel and other out-of-pocket expenses, charges for support staff and outside contractors, and other reimbursable expenses.

     The Company's costs of services include the salaries, bonuses and benefits of the Company's consultants. Consultants are compensated on a salary and bonus basis. The Company currently has one bonus program. This program awards discretionary bonuses based on the Company's revenues and profitability and individual performance. Amounts paid under this bonus program to consultants are included in costs of services. During fiscal 1995, fiscal 1996 and fiscal 1997, the Company also had another bonus program, which consisted of discretionary payments to officers and certain Outside Experts based primarily on the Company's cash flows. These bonus payments are shown as "supplemental compensation" in the Company's statements of income, and the Company did not make payments under this bonus program in fiscal 1998. Costs of services also include out-of-pocket and other expenses that are billed to clients, and the salaries, bonuses and benefits of certain support staff whose time is billed directly to clients, such as librarians, editors and computer programmers. The Company's gross profit, which equals revenues less costs of services and supplemental compensation, is affected by changes in the mix of revenues. The Company experiences significantly higher gross margins on revenues from professional services fees than revenues from expenses billed to clients. General and administrative expenses include salaries, bonuses and benefits of the Company's administrative and support staff, performance payments to Outside Experts for generating new business, office rent, and marketing and certain other costs.

     In June 1997, the Company invested approximately $650,000 for a majority interest in NeuCo LLC ("NeuCo"). NeuCo was established by the Company and an affiliate of Commonwealth Energy Systems as a start-up entity to develop and market a family of neural network software tools and complementary applications consulting services for electric utilities. The Company's financial statements are consolidated with the financial statements of NeuCo. For the period from inception (June 19, 1997) to November 29, 1997 and for fiscal 1998, NeuCo sustained net losses after taxes of approximately

$564,000 and $619,000, respectively. There can be no assurance that NeuCo will become profitable. The portion of this loss allocable to NeuCo's minority owners is shown as "minority interest" in the Company's statements of income, and that amount, together with the capital contributions to NeuCo of its minority owners, is shown as "minority interest" in the Company's balance sheets.

     On December 15, 1998, CRA completed the acquisition of certain of the assets and the assumption of certain of the liabilities of Tilden for an aggregate $9.6 million in cash and CRA Common Stock. CRA acquired certain accounts receivable and work in process, fixed assets and the goodwill of Tilden, and maintains Tilden's Oakland, California office staffed by ten former Tilden employees.

     The Company's fiscal year ends on the last Saturday in November and, accordingly, the Company's fiscal year will periodically contain 53 weeks rather than 52 weeks. For example, fiscal 1996 contained 53 weeks. This additional week of operations in the fiscal year will affect the comparability of results of operations of these 53-week fiscal years with other fiscal years. Historically, the Company has managed its business based on a four-week billing cycle to clients and, consequently, has established quarters that are divisible by four-week periods. As a result, the first, second and fourth quarters of each fiscal year are 12-week periods and the third quarter of each fiscal year is a 16-week period. However, the fourth quarter in 53-week fiscal years is 13 weeks long. Accordingly, quarter to quarter comparisons of the Company's results of operations are not necessarily meaningful if the quarters being compared are of different lengths.

RESULTS OF OPERATIONS

     The following table sets forth certain operating information as a percentage of revenues for the periods indicated:


                                                                       FISCAL YEAR ENDED
                                                                       -----------------
                                                           NOV. 30,        NOV. 29,      NOV. 28,
                                                             1996            1997          1998
                                                           --------        --------      --------
                                                           (53 WEEKS)

      Revenues                                               100.0%        100.0%         100.0%
      Costs of services                                       62.6          63.3           59.8
      Supplemental compensation                                3.2           2.8             --
                                                             -----         -----          -----
      Gross profit                                            34.2          33.9           40.2
      General and administrative                              24.2          23.5           22.5
                                                             -----         -----          -----
      Income from operations                                  10.0          10.4           17.7
      Interest income, net                                     0.3           0.7            1.8
                                                             -----         -----          -----
      Income before provision for income taxes and
        minority interest                                     10.3          11.1           19.5
      Provision for income taxes                               0.7           0.7            8.1
                                                             -----         -----          -----
      Income before minority interest                          9.6          10.4           11.4
      Minority interest                                         --           0.6            0.6
                                                             =====         =====          =====
      Net income                                               9.6%         11.0%          12.0%
                                                             =====         =====          =====


FISCAL 1998 COMPARED TO FISCAL 1997

     Revenues. Revenues increased $8.2 million, or 18.2%, from $44.8 million for fiscal 1997 to $53.0 million for fiscal 1998. The increase in revenues was due primarily to an increase in consulting services performed for new and existing clients during the period and an increase in the number of consultants and increased billing rates of the Company's consultants. The number of consultants increased from 121 in fiscal 1997 to 145 in fiscal 1998. The Company experienced revenue increases during fiscal 1998 in both its legal and regulatory consulting services and business consulting services, and in particular generated significant revenue increases in its antitrust and mergers and acquisitions practices.

     Costs of Services. Costs of services increased by $3.3 million, or 11.7%, from $28.4 million in fiscal 1997 to $31.7 million in fiscal 1998. As a percentage of revenues, costs of services decreased from 63.3% in fiscal 1997 to 59.8% in fiscal 1998. The decrease as a percentage of revenues was due primarily to the fact that the Company's consulting staff costs did not increase as quickly as the rate of increase of revenues. In fiscal 1998 as compared to fiscal 1997, utilization rates for the Company's consultants was higher, which positively impacted revenues but had no impact on cost of services. In addition, the Company hired more junior consultants, who typically generate higher margins than senior consultants.

     Supplemental Compensation. Beginning in fiscal 1998, the Company no longer paid supplemental compensation, and consequently, did not have supplemental compensation in fiscal 1998. Supplemental compensation was $1.2 million in fiscal 1997.

     General and Administrative. General and administrative expenses increased by $1.4 million, or 13.6%, from $10.5 million in fiscal 1997 to $11.9 million in fiscal 1998. As a percentage of revenues, general and administrative expenses decreased from 23.5% in fiscal 1997 to 22.5% in fiscal 1998. General and administrative expenses decreased as a percentage of revenues primarily because the Company increased its administrative and labor costs at a lower rate than the rate of increase of its consultants. In addition, the dollar increase in general and administrative expenses was offset in part by the Company better utilizing existing space and systems.

     Interest Income, Net. Net interest income increased from $302,000 in fiscal 1997 to $975,000 in fiscal 1998. This increase was due primarily to interest earned from investments of the proceeds of the Company's initial public offering.

     Minority Interest. In June 1997, the Company established and purchased a controlling interest in NeuCo, which provides applications consulting services and a family of neural network software solutions and complementary applications for fossil-fired electric utilities. Minority interest increased from $282,000 in fiscal 1997 to $310,000 in fiscal 1998, and represents the portion of NeuCo's net loss after taxes allocable to its minority owners.

     Provision for Income Taxes. The provision for income taxes increased from $306,000 in fiscal 1997 to $4.3 million in fiscal 1998. The provision for fiscal 1998 consists of $2.9 million for current year operations, reflecting taxation as an S Corporation for 149 days and taxation as a C Corporation for 215 days, and $1.4 million for deferred tax resulting from the change in tax status to a C Corporation.

FISCAL 1997 COMPARED TO FISCAL 1996

     Revenues. Revenues increased by $7.4 million, or 19.9%, from $37.4 million for fiscal 1996 to $44.8 million for fiscal 1997. The increase in revenues was due primarily to increased consulting services performed for new and existing clients during that period. In fiscal 1997, the Company experienced revenue increases in both its legal and regulatory consulting services and its business consulting services, and in particular generated significant revenue increases in its mergers and acquisitions, finance, and auctions practices. During fiscal 1997, the Company increased the number of its consultants from 112 to 121. The increase in revenues during fiscal 1997 was also due in part to increased billing rates of the Company's consultants.

     Costs of Services. Costs of services increased by $5.0 million, or 21.4%, from $23.4 million in fiscal 1996 to $28.4 million in fiscal 1997. As a percentage of revenues, costs of services increased from 62.6% in fiscal 1996 to 63.3% in fiscal 1997. The increase as a percentage of revenues was due primarily to slightly lower utilization rates for the Company's consultants during fiscal 1997, which resulted in part from certain consultants of the Company spending time developing new practice areas that are complementary to the Company's core practice areas.

     Supplemental Compensation. Supplemental compensation was $1.2 million for each of fiscal 1996 and fiscal 1997. As a percentage of revenues, supplemental compensation decreased from 3.2% in fiscal 1996 to 2.8% in fiscal 1997. The Company has paid supplemental compensation of $1.2 million in each of its last three fiscal years and discontinued these payments after fiscal 1997.

     General and Administrative. General and administrative expenses increased by $1.4 million, or 16.0%, from $9.1 million in fiscal 1996 to $10.5 million in fiscal 1997. As a percentage of revenues, general and administrative expenses decreased from 24.2% in fiscal 1996 to 23.5% in fiscal 1997. General and administrative expenses decreased as a percentage of revenues primarily because the Company increased its administrative and support staff at a lower rate than the rate of increase of its consultants.

     Interest Income, Net. Net interest income increased from $124,000 for fiscal 1996 to $302,000 for fiscal 1997. This increase was due primarily to the Company generating more cash from operations during fiscal 1997, which resulted in the Company maintaining higher cash balances during the year.

     Minority Interest. Minority interest was $282,000 for fiscal 1997, and represents the portion of NeuCo's net loss after taxes allocable to its minority owners.

LIQUIDITY AND CAPITAL RESOURCES

     As of November 28, 1998, the Company had cash and cash equivalents of $32.0 million and working capital of $32.9 million. Net cash provided by operating activities for the fiscal year ended November 28, 1998 was $13.7 million. Cash generated from operating activities resulted primarily from net income of $6.4 million and an increase in accounts payable and accrued expenses of $9.4 million, which reflects normal bonus accruals for the fifty-two weeks ended November 28, 1998.

     Net cash used in investing activities for the purchase of furniture, fixtures and computer equipment during the fifty-two weeks ended November 28, 1998 was $1.6 million. The Company's financing activities provided cash of $17.9 million in the fifty-two weeks ended November 28, 1998. This increase consists primarily of the net proceeds of $29.5 million from the sale of stock in the Company's initial public offering (the "Offering"), and the collection of notes receivable from shareholders of $381,000, offset by the previously accrued 1997 tax distribution of $1.7 million, a $2.4 million supplemental dividend paid from the proceeds of the Offering, and a final $8.0 million S Corporation distribution paid to the Company's stockholders.

     The Company presently has available a $2.0 million revolving line of credit with BankBoston N.A. ("BankBoston"), which is secured by the Company's accounts receivable. This line of credit automatically renews each year on June 30 unless earlier terminated by either the Company or BankBoston. No borrowings were outstanding under this line of credit as of November 28, 1998.

     The Company believes that existing cash balances and credit available under its bank line of credit will be sufficient to meet the Company's working capital and capital expenditure requirements for at least the next 12 months.

     On December 15, 1998, the Company completed the acquisition of certain of the assets and the assumption of certain of the liabilities of Tilden for an aggregate $9.6 million in cash and CRA Common Stock. The acquisition of Tilden was accounted for as a purchase transaction and the Company has paid the cash portion of the purchase price from its working capital.

     To date, inflation has not had a material impact on the Company's financial results. There can be no assurance, however, that inflation may not adversely affect the Company's financial results in the future.

YEAR 2000 COMPLIANCE

     The following information constitutes a "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure Act.

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. The use of software and computer systems that are not Year 2000 compliant could result in system failures or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with Year 2000 requirements.

     The Company has received verbal confirmation from software vendors that the software the Company has purchased and is installing is Year 2000 compliant, and it is in the process of obtaining written certification from such vendors to the same effect. Based on the foregoing, the Company currently has no reason to believe that its internal software systems are not Year 2000 compliant. To date, the Company has not incurred significant incremental costs in order to comply with Year 2000 requirements and does not believe it will incur significant incremental costs in the foreseeable future. However, there can be no assurance that Year 2000 errors or defects will not be discovered in the Company's internal software systems and, if such errors or defects are discovered, there can be no assurance that the costs of making such systems Year 2000 compliant will not have a material adverse effect on the Company's business, operating results and financial conditions.

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

FACTORS AFFECTING FUTURE PERFORMANCE

     Dependence upon Key Employee Consultants

     The Company's business consists primarily of the delivery of professional services and, accordingly, its future success is highly dependent upon the efforts, abilities, and business generation capabilities and project execution of its employee consultants. The Company has no employment or non-competition agreement with any consultant and, accordingly, each employee consultant may terminate his or her relationship with the Company at will and without notice and immediately begin to compete with the Company. The loss of the services of any employee consultant or the failure of the Company's consultants to generate business or otherwise perform at or above historical levels could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company relies to a significant extent on the efforts of its consultants, particularly its officers and principals, to market the Company's services. Consultants are encouraged to generate new business from both existing and new clients, and are rewarded with increased compensation and promotions for obtaining new business. In pursuing new business, CRA's consultants emphasize CRA's institutional reputation and experience, while also promoting the expertise of the particular employees who will work on the matter.

     Need to Attract Qualified Consultants

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

     Management of Growth

     The Company has recently experienced and may continue to experience significant growth in its revenues and employee base. This growth has resulted, and any future growth would continue to result, in new and increased management, consulting and training responsibilities for the Company's consultants as well as increased demands on the Company's internal systems, procedures and controls, and its managerial, administrative, financial, marketing and other resources. No member of the Company's management team has had previous experience in managing a public company. The Company has recently opened offices in new geographic locations and may open new offices in the future. Opening new offices may entail certain start-up and maintenance costs that could be substantial. The failure of the Company to manage growth successfully could have a significant impact on the Company's business, financial condition and results of operations.

     The development by the Company of new practice areas or lines of business outside its core economic and business consulting services carries inherent risks, including risks associated with inexperience and competition from mature participants in those markets.

     Risks Related to Possible Acquisitions

     An element of the Company's strategy is to expand its operations through the acquisition of complementary businesses or consulting practices. On December 15, 1998, the Company completed the acquisition of Tilden for an aggregate $9.6 million in cash and CRA Common Stock. There can be no assurance that the Company can successfully integrate into the Company Tilden's business or the businesses of other companies that CRA may acquire. There continues to be competition for acquisition opportunities in the economic and business consulting industries, which could result in an increase in the price of acquisition targets and a decrease in the number of attractive companies available for acquisition.

     Maintenance of Professional Reputation

     The Company's ability to secure new engagements and hire qualified consultants is highly dependent upon the Company's overall reputation. Any factor that diminishes the reputation of the Company or any of its personnel or Outside Experts could make it substantially more difficult for the Company to compete successfully for both new engagements and qualified consultants and could therefore have a material adverse effect on the Company's business, financial condition and results of operations.

     Litigation against the Company alleging that the Company performed negligently or otherwise breached its obligations to the client could expose the Company to significant liabilities and tarnish its reputation, either of which could have a material adverse effect on the Company's business, financial condition and results of operations.

     Fluctuations in Quarterly Results of Operations

     The Company has experienced, and may continue to experience, period-to-period fluctuations in revenues and results of operations. The Company's results of operations in any quarter can fluctuate depending upon, among other things, the number of weeks in the quarter, the number, scope and timing of ongoing client engagements, the extent of discounting or cost overruns, employee hiring, and other factors affecting employee productivity. Because the Company generates substantially all of its revenues from consulting services provided on an hourly-fee basis, the Company's revenues in any period are directly related to the number of its consultants, their billing rates and the number of billable hours worked during that period. The Company's ability to increase any of these factors in the short term is limited and, accordingly, the Company may be unable to compensate for periods of underutilization during one part of a fiscal period by augmenting revenues during another part of that period. In addition, the Company intends to hire additional consultants who may not be fully utilized immediately, particularly in the quarter in which the consultants are hired. Moreover, a significant majority of the Company's operating expenses, primarily office rent and the base salaries of the Company's consultants, are fixed in the short term, and as a result the failure of revenues to meet the Company's projections in any quarter could have a disproportionate adverse effect on the Company's net income. The Company is unable to predict the level of economic activity at any particular time, and fluctuations in the general economy could adversely effect the Company's business, operating results and financial condition.

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

     Dependence upon Outside Experts

     The Company's future success depends upon the continuation of the Company's existing relationships with its principal Outside Experts. The Company's ability to compete successfully for certain engagements in the past has derived in substantial part from its ability to offer the services of its Outside Experts to potential clients. In general, each Outside Expert is a party to an agreement with the Company that restricts his right to compete with the Company, however under certain circumstances an Outside Expert may limit his relationship with the Company. The limitation or termination of an Outside

Expert's relationship with the Company could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, in order to meet the Company's growth objectives, the Company believes that it will be necessary to establish ongoing relationships with additional Outside Experts. There can be no assurance that the Company will be successful in establishing such relationships.

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

     Risks Related to Entry into New Lines of Business

     An element of the Company's growth strategy is to continue to develop new practice areas and complementary lines of business. The development by the Company of new practice areas or lines of business outside its core economic and business consulting services carries inherent risks, including risks associated with inexperience and competition from mature participants in those markets. The Company's inexperience may result in costly decisions that could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company's attempts to develop any other new practice area or line of business will be successful.

ITEM 8 -FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements of the Company are included in this Annual Report as pages FS-1 through FS-16. An index to the Consolidated Financial Statements is set forth on Page FS-1.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On January 29, 1998, the Board of Directors, upon the recommendation of the Audit Committee, authorized the Company to retain Ernst & Young LLP as its independent auditors and dismissed the Company's former independent auditors. The consolidated financial statements of the Company at November 29, 1997 and November 28, 1998, and for each of the fiscal years in the three-year period ended November 28, 1998, appearing elsewhere in this Annual Report, were audited by Ernst & Young LLP and its report is included herein. The report of the Company's former independent auditors on the financial statements of the Company at November 30, 1996 and for each of the fiscal years in the two-year period ended November 30, 1996 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or application of accounting principles. During the fiscal years in the three-year period ended November 29, 1997 and the subsequent interim period up to and including the date of dismissal, the Company had no disagreements with its former independent auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure related to the financial statements on which the former independent auditors reported, which, if not resolved to the satisfaction of the former independent auditors, would have caused it to make reference to the subject matter of the disagreement in connection with its report. The Company did not consult with Ernst & Young LLP during fiscal 1996, fiscal 1997 or any subsequent period prior to retaining Ernst & Young LLP regarding the application of accounting principles to any transaction or the type of audit opinion that might be rendered on the Company's financial statements.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to Directors and Executive Officers and compliance with Section 16(a) of the Securities Exchange Act of 1934 may be found in the Sections captioned "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the Company's definitive Proxy Statement to be delivered to stockholders in connection with the Company's 1999 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

     Information with respect to this item may be found in the section captioned "Compensation of Directors and Executive Officers" appearing in the Company's definitive Proxy Statement to be delivered to stockholders in connection with the Company's 1999 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to this item may be found in the section captioned "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's definitive Proxy Statement to be delivered to stockholders in connection with the Company's 1999 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to this item may be found in the section captioned "Certain Transactions" appearing in the Company's definitive Proxy Statement to be delivered to stockholders in connection with the Company's 1999 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
8-K

     (a) The consolidated financial statements filed as part of this Annual Report are listed in the Index to Consolidated Financial Statements on page FS-1. The exhibits filed as part of this report are listed in the accompanying Exhibit Index, which follows the signature page to this Annual Report.

     (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the fourth quarter of fiscal 1998.

     (c) Financial Statement Schedules. Financial Statement Schedules are omitted as not applicable, not required or the information is included in the consolidated financial statements or notes thereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     CHARLES RIVER ASSOCIATES INCORPORATED


     By: /s/ James C. Burrows
         -----------------------------------
         James C. Burrows
         President, Chief Executive Officer
         and Director
         Date:  February 23, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                 SIGNATURE                                        TITLE                                        DATE

/s/ Franklin M. Fisher                            Chairman of the Board                                  February 23, 1999
--------------------------------------------
    Franklin M. Fisher

/s/ James C. Burrows                              President, Chief Executive Officer                     February 23, 1999
--------------------------------------------      and Director (principal executive officer)
    James C. Burrows

/s/ Laurel E. Morrison                            Chief Financial Officer, Vice President,               February 23, 1999
--------------------------------------------      Finance and Administration, and Treasurer
    Laurel E. Morrison                            (principal financial and accounting officer)


/s/ William B. Burnett                            Vice President and Director                            February 23, 1999
--------------------------------------------
    William B. Burnett

/s/ Firoze E. Katrak                              Vice President and Director                            February 23, 1999
--------------------------------------------
    Firoze E. Katrak

/s/ Carl Kaysen                                   Director                                               February 23, 1999
--------------------------------------------
    Carl Kaysen

/s/ Rowland T. Moriarty                           Director                                               February 23, 1999
--------------------------------------------
    Rowland T. Moriarty

/s/ Garth Saloner                                 Director                                               February 23, 1999
--------------------------------------------
    Garth Saloner

/s/ Steven C. Salop                               Director                                               February 23, 1999
--------------------------------------------
    Steven C. Salop


EXHIBIT INDEX

--------------------------------------------------------------------------------
   EXHIBIT                              DESCRIPTION
     NO.
--------------------------------------------------------------------------------
3.1            Amended and Restated Articles of Organization of the Company
               (filed as Exhibit 3.2 to the Company's Registration Statement on
               Form S-1, File No. 333-46941, and incorporated herein by
               reference).
--------------------------------------------------------------------------------
3.2            Amended and Restated By-Laws of the Company (filed as Exhibit 3.4 to the Company's Registration Statement on Form S-1, File No.
               333-46941, and incorporated herein by reference).
--------------------------------------------------------------------------------
4.1            Specimen certificate for the Common Stock of the Company (filed as Exhibit 4.1 to the Company's Registration Statement on Form
               S-1, File No. 333-46941, and incorporated herein by reference).
--------------------------------------------------------------------------------
10.1           1998 Incentive and Nonqualified Stock Option Plan (filed as
               Exhibit 10.1 to the Company's Registration Statement on Form S-1,
               File No. 333-46941, and incorporated herein by reference).
--------------------------------------------------------------------------------
10.2           1998 Employee Stock Purchase Plan (filed as Exhibit 10.2 to the
               Company's Registration Statement on Form S-1, File No. 333-46941,
               and incorporated herein by reference).
--------------------------------------------------------------------------------
10.3           Amended and Restated Loan Agreement dated as of November 18, 1994 between the Company and The First National Bank of Boston, as
               amended (filed as Exhibit 10.3 to the Company's Registration
               Statement on Form S-1, File No. 333-46941, and incorporated herein by reference).
--------------------------------------------------------------------------------
10.4           Amended and Restated Security Agreement dated as of November 18,
               1994 between the Company and The First National Bank of Boston
               (filed as Exhibit 10.4 to the Company's Registration Statement on
               Form S-1, File No. 333-46941, and incorporated herein by
               reference).
--------------------------------------------------------------------------------
10.5           Revolving Credit Note of the Company dated as of November 18,
               1994 in the principal amount of $2,000,000 payable to The First
               National Bank of Boston (filed as Exhibit 10.5 to the Company's
               Registration Statement on Form S-1, File No. 333-46941, and
               incorporated herein by reference).
--------------------------------------------------------------------------------
10.6           Office Lease Agreement between the Company and John Hancock
               Mutual Life Insurance Company dated March 1, 1978, as amended
               (filed as Exhibit 10.6 to the Company's Registration Statement on
               Form S-1, File No. 333-46941, and incorporated herein by
               reference).
--------------------------------------------------------------------------------
10.7           Office Lease Agreement between the Company and Deutsche
               Immobilien Fonds Aktiengesellschaft dated March 6, 1997 (filed as
               Exhibit 10.7 to the Company's Registration Statement on Form S-1,
               File No. 333-46941, and incorporated herein by reference).
--------------------------------------------------------------------------------
10.8           Form of Consulting Agreement with Outside Experts (filed as
               Exhibit 10.8 to the Company's Registration Statement on Form S-1,
               File No. 333-46941, and incorporated herein by reference).
--------------------------------------------------------------------------------
10.9           Stock Restriction Agreement between the Company and its
               pre-offering stockholders (filed as Exhibit 10.9 to the Company's
               Registration Statement on Form S-1, File No. 333-46941, and
               incorporated herein by reference).
--------------------------------------------------------------------------------
10.10          Asset Purchase Agreement dated as of December 15, 1998, among the
               Company, The Tilden Group LLC, Michael L. Katz and Carl Shapiro
               (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K
               filed on December 30, 1998, and incorporated herein by
               reference).
--------------------------------------------------------------------------------
16.1           Letter of Parent, McLaughlin & Nangle Certified Public
               Accountants, Inc.
--------------------------------------------------------------------------------
21.1           Subsidiaries of the Company
--------------------------------------------------------------------------------
23.1           Consent of Ernst & Young LLP, Independent Auditors
--------------------------------------------------------------------------------
27.1           Financial Data Schedule
--------------------------------------------------------------------------------

                      CHARLES RIVER ASSOCIATES INCORPORATED
                                    INDEX TO
                        CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent Auditors......................................... FS-2
Consolidated Balance Sheets............................................ FS-3
Consolidated Statements of Income...................................... FS-4
Consolidated Statements of Stockholders' Equity........................ FS-5
Consolidated Statements of Cash Flows.................................. FS-6
Notes to Consolidated Financial Statements............................. FS-7

                         REPORT OF INDEPENDENT AUDITORS




Board of Directors
CHARLES RIVER ASSOCIATES INCORPORATED

     We have audited the accompanying consolidated balance sheets of Charles River Associates Incorporated (the "Company") as of November 29, 1997 and November 28, 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended November 28, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Charles River Associates Incorporated as of November 29, 1997 and November 28, 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 28, 1998, in conformity with generally accepted accounting principles.

                                             /s/ Ernst & Young LLP
Boston, Massachusetts
December 30, 1998

                      CHARLES RIVER ASSOCIATES INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                   NOVEMBER 29,         NOVEMBER 28,
                                                                                                      1997                 1998
                                                                                                   ------------         ------------
ASSETS
Current assets:
  Cash and cash equivalents                                                                          $  2,054            $ 32,023
  Accounts receivable, net of allowances of $394
    in 1997 and $727 in 1998 for doubtful accounts                                                     10,140               9,867
  Unbilled services                                                                                     4,731               6,614
  Prepaid expenses                                                                                        280                 496
  Deferred income taxes                                                                                  --                   573
                                                                                                     --------            --------
Total current assets                                                                                   17,205              49,573

Property and equipment, net                                                                             2,890               3,532
Other assets                                                                                              340                 230
                                                                                                     ========            ========
Total assets                                                                                         $ 20,435            $ 53,335
                                                                                                     ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                                   $    902            $  2,529
  Accrued expenses                                                                                      5,729              13,408
  Deferred revenue and other liabilities                                                                  344                 407
  Current portion of notes payable to former stockholders                                                 280                 339
  Dividends payable                                                                                     1,764                --
  Deferred income taxes                                                                                   528                --
                                                                                                     --------            --------
Total current liabilities                                                                               9,547              16,683

Notes payable to former stockholders, net of
  current portion                                                                                         707                 542

Deferred rent                                                                                           1,302               1,449
Minority interest                                                                                         343                  33

Commitments and contingencies

Stockholders' equity:
  Common Stock (voting); no par value; 25,000,000
    shares authorized; 6,519,240 shares in 1997 and
    8,316,115 shares in 1998 issued and outstanding                                                     1,977              30,992
  Retained earnings                                                                                     7,770               3,636
                                                                                                     --------            --------
                                                                                                        9,747              34,628
Notes receivable from stockholders                                                                     (1,211)               --
                                                                                                     --------            --------
Total stockholders' equity                                                                              8,536              34,628
                                                                                                     --------            --------
Total liabilities and stockholders' equity                                                           $ 20,435            $ 53,335
                                                                                                     ========            ========

                             See accompanying notes.

                      CHARLES RIVER ASSOCIATES INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                Years ended
                                                                            -------------------------------------------------------
                                                                            November 30,          November 29,         November 28,
                                                                               1996                  1997                  1998
                                                                            ------------         ------------         -------------
                                                                            (53 weeks)
Revenues                                                                    $    37,367           $    44,805           $    52,971
Costs of services                                                                23,370                28,374                31,695
Supplemental compensation                                                         1,200                 1,233                  --
                                                                            -----------           -----------           -----------
Gross profit                                                                     12,797                15,198                21,276
General and administrative                                                        9,060                10,509                11,934
                                                                            -----------           -----------           -----------
Income from operations                                                            3,737                 4,689                 9,342
Interest income, net                                                                124                   302                   975
                                                                            -----------           -----------           -----------
Income before provision for income taxes
  and minority interest                                                           3,861                 4,991                10,317
Provision for income taxes:
      Current year operations                                                      (273)                 (306)               (2,846)
      Change in tax status                                                         --                    --                  (1,416)
                                                                            -----------           -----------           -----------
Income before minority interest                                                   3,588                 4,685                 6,055
Minority interest                                                                  --                     282                   310
                                                                            ===========           -----------           -----------
Net income                                                                  $     3,588           $     4,967           $     6,365
                                                                            ===========           ===========           ===========

Basic and diluted net income per share                                      $      0.59           $      0.78           $      0.84
                                                                            ===========           ===========           ===========

Weighted average number of shares outstanding:
     Basic                                                                    6,091,384             6,329,007             7,570,493
                                                                            ===========           ===========           ===========
     Diluted                                                                  6,091,384             6,329,007             7,619,945
                                                                            ===========           ===========           ===========

Pro forma income data (unaudited):
  Net income as reported                                                                          $     4,967           $     6,365
  Pro forma adjustment                                                                                 (1,833)                   12
                                                                                                  ===========           ===========
  Pro forma net income                                                                            $     3,134           $     6,377
                                                                                                  ===========           ===========
  Pro forma net income per share:
     Basic                                                                                        $      0.48           $      0.84
                                                                                                  ===========           ===========
     Diluted                                                                                      $      0.48           $      0.83
                                                                                                  ===========           ===========

  Weighted average number of shares
       outstanding:
       Basic                                                                                        6,458,737             7,630,012
                                                                                                  ===========           ===========
       Diluted                                                                                      6,458,737             7,679,464
                                                                                                  ===========           ===========



                             See accompanying notes.

                     CHARLES RIVER ASSOCIATES INCORPORATED
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE DATA)



                                           Common Stock
                                       --------------------  Additional                Treasury Stock
                                         Shares               Paid-in     Retained   -------------------     Notes     Stockholders'
                                         Issued      Amount   Capital     Earnings    Shares      Amount   Receivable     Equity
                                       ----------    ------  ----------   --------   --------   ---------  ----------  -------------
BALANCE AT NOVEMBER 25, 1995            5,996,640   $   410     $  44      $ 3,916                          $  (88)       $ 4,282
Net income (53 weeks)                                                        3,588                                          3,588
Issuance of Common Stock                  257,400       495                                                   (254)           241
Purchase of treasury stock                                        (22)                 (228,800)  $ (390)                    (412)
Sale of treasury stock                                             87                   187,200      342      (322)           107
Adjustments to purchase price of
 treasury stock                                                   (93)         (19)                                          (112)
Retirement of treasury stock              (26,000)       (3)      (16)                   26,000       19                       --
Distributions to stockholders                                               (1,496)                                        (1,496)
Collection on notes receivable                                                                                   4              4
                                        ---------    ------     -----      -------     --------   ------    ------        -------
BALANCE AT NOVEMBER 30, 1996            6,228,040       902        --        5,989      (15,600)     (29)     (660)         6,202
Net income                                                                   4,967                                          4,967
Issuance of Common Stock                  400,400     1,085                                                   (715)           370
Distributions to stockholders                                               (2,600)                                        (2,600)
Collection on notes receivable from
  stockholders                                                                                                 264            264
Purchase of treasury stock                                                             (119,600)    (444)                    (444)
Adjustment to purchase price of
  treasury stock                                                              (220)                                          (220)
Sale of treasury stock                                                                   26,000       97       (58)            39
Retirement of treasury stock             (109,200)      (10)                  (366)     109,200      376                       --
Accrued interest on notes receivable
 from stockholders                                                                                             (42)           (42)
                                        ---------    ------     -----      -------     --------   ------    ------        -------
BALANCE AT NOVEMBER 29, 1997            6,519,240     1,977        --        7,770           --       --    (1,211)         8,536
Net income                                                                   6,365                                          6,365
Issuance of Common Stock, net of
 offering costs                         1,796,875    29,506                                                                29,506
Dividends declared                                     (491)               (10,303)                                       (10,794)
Adjustment to purchase price of
 treasury stock                                                               (196)                                          (196)
Collection of notes receivable
 from stockholders                                                                                           1,211          1,211
                                        ---------    ------     -----      -------     --------   ------    ------        -------
BALANCE AT NOVEMBER 28, 1998            8,316,115   $30,992     $  --      $ 3,636          --    $  --     $   --        $34,628
                                        =========   =======     =====      =======     ========  =======   =======        =======





                             See accompanying notes.

                      CHARLES RIVER ASSOCIATES INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                     YEARS ENDED
                                                                  -------------------------------------------------
                                                                  NOVEMBER 30,        NOVEMBER 29,      NOVEMBER 28,
                                                                     1996                1997              1998
                                                                  ------------        ------------      ------------
                                                                  (53 WEEKS)
OPERATING ACTIVITIES:
Net income                                                          $  3,588           $  4,967           $  6,365
Adjustments to reconcile net income
  to net cash provided by operating activities:
  Depreciation and amortization                                          486                727                949
  Deferred rent                                                            7                (93)               147
  Deferred income taxes                                                  127                 95             (1,101)
  Stock bonuses                                                           68               --                 --
  Minority interest                                                     --                 (282)              (310)
Changes in operating assets and liabilities:
  Accounts receivable                                                 (1,121)            (2,779)               273
  Unbilled services                                                   (1,491)               125             (1,883)
  Prepaid expenses and other                                            (122)              (172)              (106)
  Accounts payable, accrued expenses and
  other liabilities                                                      676              1,030              9,369
                                                                    --------           --------           --------
Net cash provided by operating activities                              2,218              3,618             13,703

INVESTING ACTIVITIES:
  Purchases of property and equipment                                   (774)            (2,290)            (1,591)
  Sale of short-term investments                                         298               --                 --
                                                                    --------           --------           --------
Net cash used in investing activities                                   (476)            (2,290)            (1,591)

FINANCING ACTIVITIES:
  Payments on notes payable to former shareholders                       (96)              (370)              (302)
  Purchase of treasury stock                                             (19)              --                 --
  Issuance of Common Stock                                               172                370             29,506
  Sale of treasury stock                                                 107                 39               --
  Collection of notes receivable from stockholders                         4                264                381
  Dividends paid                                                      (1,474)            (1,636)           (11,728)
  Proceeds from minority interest                                       --                  625               --
                                                                    --------           --------           --------
Net cash provided by (used in) financing activities                   (1,306)              (708)            17,857

Net increase in cash and cash equivalents                                436                620             29,969
Cash and cash equivalents at beginning of year                           998              1,434              2,054
                                                                    --------           --------           --------

Cash and cash equivalents at end of year                            $  1,434           $  2,054           $ 32,023
                                                                    ========           ========           ========

Supplemental cash flow information:
Cash paid for income taxes                                          $    120           $    275           $  3,872
                                                                    ========           ========           ========
Notes receivable in exchange for Common Stock                       $    576           $    773               --
                                                                    ========           ========           ========
Notes payable in exchange for treasury stock                        $    412           $    444               --
                                                                    ========           ========           ========
Dividends applied to reduce notes receivable                            --                 --             $    830
                                                                    ========           ========           ========

                             See accompanying notes

                      CHARLES RIVER ASSOCIATES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     Charles River Associates Incorporated (the "Company") is an economic and business consulting firm that applies advanced analytic techniques and in-depth industry knowledge to complex engagements for a broad range of clients. The Company offers two types of services: legal and regulatory consulting and business consulting.

ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FISCAL YEAR

     The Company's fiscal year ends on the last Saturday in November. The fiscal year ended November 30, 1996 consisted of 53 weeks; the fiscal years ended November 29, 1997 and November 28, 1998 each consisted of 52 weeks.

RECLASSIFICATION

     Certain amounts in 1997 have been reclassified to permit comparison with 1998.

REVENUE RECOGNITION

     Revenues from most engagements are recognized as services are provided based upon hours worked and contractually agreed-upon hourly rates. The Company's revenues also include expenses billed to clients, which include travel and other out-of-pocket expenses, charges for support staff and outside contractors and other reimbursable expenses. An allowance is provided for any amounts considered uncollectible.

     Unbilled services represent balances accrued by the Company for services performed but not yet billed to the client.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     Cash equivalents consist principally of money market funds, commercial paper, bankers' acceptances and certificates of deposit with maturities when purchased of 90 days or less. Short-term investments consist of commercial paper and certificates of deposit with maturities when purchased of more than 90 days but less than one year.

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. The Company provides for depreciation of equipment using the straight-line method over its estimated useful life, generally three to five years. Amortization of leasehold improvements is provided using the straight-line method over the shorter of the lease term or the estimated useful life of the leasehold improvements.

                      CHARLES RIVER ASSOCIATES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company, its subsidiaries and NeuCo LLC, a limited liability company founded by the Company and an affiliate of Commonwealth Energy Systems in June 1997. The Company has a 65.5% interest in NeuCo LLC. The portion of the results of operations of NeuCo LLC allocable to its minority owners is shown as "minority interest" in the Company's statement of income, and that amount, along with the capital contributions to NeuCo LLC of its minority interest owners, is shown as "minority interest" on the Company's balance sheet. All significant intercompany accounts have been eliminated.

CONCENTRATION OF CREDIT RISK

     The Company's accounts receivable base consists of a broad range of clients in a variety of industries located throughout the United States and in certain other countries. The Company performs a credit evaluation of each of its clients to minimize its collectibility risk. Historically, the Company has not experienced significant write-offs.

     The Company provides an allowance for doubtful accounts to provide for potentially uncollectible amounts. Activity in the accounts is as follows (in thousands):

                                                            YEAR ENDED
                                           --------------------------------------------
                                           NOVEMBER 30,     NOVEMBER 29,   NOVEMBER 28,
                                              1996            1997            1998
                                           ------------     ------------   ------------
                                           (53 WEEKS)
Balance at beginning of period                $ 207           $ 578           $ 394
Charge to cost and expenses                     412            --               361
Amounts written off                             (41)           (184)            (28)
                                              -----           -----           -----
Balance at end of period                      $ 578           $ 394           $ 727
                                              =====           =====           =====

DEFERRED REVENUE

     Deferred revenue represents amounts paid to the Company in advance of services rendered.

INCOME TAXES

     Until April 28, 1998, the Company had been treated for federal and state income tax purposes as an S Corporation under the Internal Revenue Code of 1986, as amended (the "Code"). As a result, the Company's stockholders, rather than the Company, were required to pay federal and certain state income taxes based on the Company's taxable earnings. The Company filed its returns using the cash method of accounting. Upon closing of the initial public offering of Common Stock, the Company's status as an S Corporation terminated. A pro forma provision for income taxes has been presented as if the Company had been taxed as a C Corporation for the fiscal year ended November 29, 1997.

     At the time of the termination of the Company's status as an S Corporation, the Company recorded a one-time additional provision for income taxes of $1,416,000.

                      CHARLES RIVER ASSOCIATES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET INCOME PER SHARE AND PRO FORMA NET INCOME PER SHARE

     Basic earnings per share represents net income divided by the weighted average shares of Common Stock outstanding during the period. Weighted average shares used in diluted earnings per share for fiscal 1998 include 49,452 of common stock equivalents arising from stock options using the treasury stock method.

     Pro forma net income per share is computed using pro forma net income and the pro forma weighted average number of shares of Common Stock. The weighted average number of shares of Common Stock for the purpose of computing pro forma net income per share has been increased by the number of shares that would be required to pay a dividend in the amount of $2,400,000 that was paid upon the completion of the initial public offering.

STOCK BASED COMPENSATION

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock-based compensation plans rather than the alternative fair value accounting method provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," as this alternative requires the use of option valuation models that were not developed for use in valuing stock options.

FOREIGN CURRENCY TRANSLATION

     In accordance with SFAS No. 52, "Foreign Currency Translation," balance sheet accounts of the Company's foreign subsidiary are translated into United States dollars at year end exchange rates. Operating accounts are translated at average exchange rates for each year. Net translation gains or losses for the fiscal year ended November 28, 1998 were not significant.

ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." Both SFAS No. 130 and SFAS No. 131 will become effective for the Company during the fiscal year beginning November 29, 1998. The Company believes that the adoption of these new accounting standards will not have a material impact on the Company's consolidated financial statements.

     In December 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued a Statement of Position (SOP), "Reporting on the Costs of Start-up Activities," which will require companies upon adoption to expense start-up costs, including organization costs, as incurred. In addition, the SOP will require companies upon adoption to write off as a cumulative change in accounting principle any previously recorded start-up or organization costs. The SOP is effective for fiscal years beginning after December 15, 1998. At November 28, 1998, the Company had deferred start-up costs of $51,000. The Company believes that the adoption of this SOP will not have a material impact on the Company's consolidated financial statements.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires all derivatives to be recorded on the balance sheet at fair market value and establishes special accounting for certain types of hedges. The Company does not engage in any derivative instruments and hedging activities. The Statement is effective for fiscal years beginning after June 15, 1999; however, earlier adoption is allowed.

                      CHARLES RIVER ASSOCIATES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:


                                                     NOVEMBER 29,       NOVEMBER 28,
                                                        1997               1998
                                                    ------------       ------------
                                                             (IN THOUSANDS)

Furniture and equipment                                 $4,731            $5,362
Leasehold improvements                                   1,311             1,697
                                                        ------            ------
                                                         6,042             7,059
Accumulated depreciation and amortization                3,152             3,527
                                                        ------            ------
                                                        $2,890            $3,532
                                                        ======            ======


3.  ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                   NOVEMBER 29,       NOVEMBER 28,
                                                      1997               1998
                                                   ------------       ------------
                                                           (IN THOUSANDS)

Compensation and related expenses                       $ 5,410          $11,260
Other                                                       319            2,148
                                                        -------          -------

                                                        $ 5,729          $13,408
                                                        =======          =======


4.  NOTES PAYABLE TO FORMER STOCKHOLDERS

     Notes payable to former stockholders represent amounts owed by the Company to former stockholders in connection with the Company's repurchase of shares of Common Stock from such stockholders upon their separation from the Company pursuant to an Exit Agreement.

     Under the Exit Agreement, the Company repurchased shares of Common Stock from certain stockholders at a purchase price based upon a formula that uses the book value of the Company at the date the stockholder separates from the Company (the "Fixed Amount") and an amount (the "Contingent Pay-Out Amount") equal to the stockholder's pro rata portion of 25% of the Company's earnings before bonuses, supplemental compensation and amortization of goodwill, if any, for each of the five fiscal years commencing with the fiscal year in which the repurchase was made. The Fixed Amount is payable in three equal installments, and the Contingent Pay-Out Amount is payable in five equal annual installments. The Fixed Amount bears interest at an average prime rate (8.13% at November 28, 1998) determined in accordance with the terms of the Exit Agreement.

     For financial reporting purposes, the Company initially estimates the Contingent Pay-Out Amount owed to each former stockholder for the full five year payment period based on the actual amount of the contingent payment for the first year. In subsequent years, the Company adjusts the estimate annually based on actual amounts of the contingent payment for all preceding years. The related adjustments are made to treasury stock and additional paid in capital and, to the extent additional paid in capital is not available, retained earnings. Annual principal payments to former stockholders are estimated as of November 28, 1998 to be: $339,000 in fiscal 1999; $307,000 in fiscal 2000; $149,000 in fiscal 2001 and

                      CHARLES RIVER ASSOCIATES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. NOTES PAYABLE TO FORMER STOCKHOLDERS (CONTINUED)

$86,000 in fiscal 2002. The Company believes the recorded value of the notes payable to former stockholders approximates fair market value.

5. FINANCING ARRANGEMENTS

     The Company has a line of credit which permits borrowings of up to $2.0 million with interest at the bank's base rate (7.75% at November 28, 1998) and is secured by the Company's accounts receivable. The terms of the line of credit include certain operating and financial covenants. No borrowings were outstanding as of November 28, 1998.

6. EMPLOYEE BENEFIT PLANS

     The Company maintains a profit-sharing retirement plan that covers substantially all full-time employees. Contributions are made at the discretion of the Company and its subsidiaries and cannot exceed the maximum amount deductible under applicable provisions of the Code. Contributions were approximately $1.1 million in fiscal 1996, approximately $1.2 million in fiscal 1997 and $1.0 million in fiscal 1998.

7. SUPPLEMENTAL COMPENSATION

     The Company currently has a bonus program which awards discretionary bonuses based on the Company's revenues, profitability and individual performance. Amounts paid under this bonus program are included in costs of services. Prior to the beginning of fiscal 1998, the Company also had another bonus program, which consisted of discretionary payments to officers and certain Outside Experts based primarily on the Company's cash flows. These bonus payments are shown as supplemental compensation in the Company's statements of income. The Plan was discontinued at the end of fiscal 1997.

8. LEASES

     At November 28, 1998, the minimum rental commitments under all noncancellable operating leases with initial or recurring terms of more than one year were as follows (in thousands):


            FISCAL YEAR
            -----------
            1999                                     $ 2,226
            2000                                       2,190
            2001                                       2,151
            2002                                       2,164
            2003                                       2,158
            Thereafter                                 6,306
                                                     -------
                                                     $17,195
                                                     =======

     Rent expense amounted to approximately $1.5 million in fiscal 1996, $1.8 million in fiscal 1997 and $2.3 million in fiscal 1998.

                      CHARLES RIVER ASSOCIATES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. NOTES RECEIVABLE FROM STOCKHOLDERS

     The Company has a policy requiring that each of its officers have an equity interest in the Company. The Company sold shares of Common Stock to new or existing members of the management team at the fair market value of the Common Stock on the date of purchase as determined by the Company's Board of Directors. A portion of the purchase price is payable at the time of purchase, and the remainder is payable in installments over a period of five years.

     In 1998, the Company collected $381,000 and declared dividends in the amount of $830,000 in exchange for the notes receivable.

10. NET INCOME PER SHARE AND PRO FORMA NET INCOME PER SHARE

     A reconciliation of the shares used in calculating basic, diluted and pro forma net income is as follows:


                                                                             FISCAL YEAR ENDED
                                                            ---------------------------------------------------
                                                            NOVEMBER 30,        NOVEMBER 29,       NOVEMBER 28,
                                                               1996                1997               1998
                                                            ------------        ------------       ------------
Basic                                                        6,091,384            6,329,007         7,570,493
  Dilutive employee stock options                                 --                   --              49,452
                                                             ---------            ---------         ---------
Diluted                                                      6,091,384            6,329,007         7,619,945
  Shares required to pay $2.4 million in
    dividends at completion of offering                           --                129,730            59,519
                                                             =========            =========         =========

Pro forma - Diluted                                          6,091,384            6,458,737         7,679,464
                                                             =========            =========         =========

11. COMMON STOCK

     On March 31, 1998, the Company's Board of Directors authorized (i) the declaration of a 52-for-1 stock split to be effected in the form of a dividend of 51 shares of Common Stock per share of Common Stock outstanding before the closing of the Offering and (ii) an increase in the number of shares of authorized Common Stock to 25,000,000. The accompanying consolidated financial statements have been adjusted retroactively to give effect to these actions for all periods presented.

     In April 1998, the Company completed its initial public offering, issuing 1,796,875 shares for proceeds of $29,506,000, net of offering costs.

     In 1998, the Company's Board of Directors authorized the Company to amend and restate the Exit Agreement (as so amended and restated, the "Stock Restriction Agreement"). The Stock Restriction Agreement prohibits each person who is a stockholder of the Company before the closing of the Offering from selling or otherwise transferring shares of Common Stock held immediately before the Offering without the consent of the Board of Directors of the Company for two years after the Offering. In addition, the Stock Restriction Agreement will allow the Company to repurchase a portion of such stockholder's shares of Common Stock at a percentage of market value should the stockholder leave the Company (other than for death or retirement for disability).

                      CHARLES RIVER ASSOCIATES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12. STOCK-BASED COMPENSATION

     During 1998, the Company adopted the 1998 Incentive and Nonqualified Stock Option Plan, which provides for the granting of options to purchase up to 970,000 shares of Common Stock. Options are to be granted at an exercise price equal to the fair market value of the shares of Common Stock at the date of the grant, and vesting terms are determined at the discretion of the Board of Directors. All options terminate ten years after the date of grant. A summary of option activity is as follows:


                                                                                WEIGHTED AVERAGE
                                                            OPTIONS              EXERCISE PRICE
                                                           ----------           ----------------
Outstanding at November 29, 1997                                 --                        --
Granted                                                     352,500                 $   18.90
Canceled                                                    (16,500)                    18.50
                                                           ----------
Outstanding at November 28, 1998                            336,000                 $   18.90

Options available for grant                                 634,000

Options exercisable                                           3,500                 $   23.75

Weighted average remaining contractual life at
  November 28, 1998                                       9 1/2 years


     Options granted during fiscal 1998 range from immediate vesting to vesting at various rates over five years. The weighted average fair market value of the options granted in 1998 was $9.18.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined if the Company had accounted for its employee stock options under the fair value method of that statement. The fair market value of the stock options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal 1998: risk-free interest rate of approximately 5.6%, the volatility factor of the expected market price of the Company's Common Stock was 62% and the weighted average expected life was 4.54 years. The Company does not expect to pay dividends in the foreseeable future.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of fair value of its employee stock options.

                      CHARLES RIVER ASSOCIATES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  STOCK-BASED COMPENSATION (CONTINUED)

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows (in thousands, except for earnings per share information):

Net income -  as reported                                    $6,365
Net income - pro forma                                       $6,116
Basic and diluted earnings per share - as reported           $ 0.84
Basic earnings per share - pro forma                         $ 0.81
Diluted earnings per share - pro forma                       $ 0.80

     The effect on fiscal year 1998 pro forma net income and earnings per share of expensing the fair value of stock options is not necessarily representative of the effects on reported results for future years as fiscal 1998 only includes one year of option grants under the Company's Plan.

     The Company has adopted the 1998 Employee Stock Purchase Plan (the "Stock Purchase Plan"). The Stock Purchase Plan authorizes the issuance of up to an aggregate of 243,000 shares of Common Stock to participating employees at an amount equal to 85% of fair market value on either the first or the last day of the one year offering period under the Stock Purchase Plan. At November 28, 1998, no shares had been issued under the Stock Purchase Plan.

13.  INCOME TAXES

Components of the Company's deferred taxes are as follows:

                                                                 NOVEMBER 29,       NOVEMBER 28,
                                                                    1997               1998
                                                                 ------------       ------------
                                                                          (IN THOUSANDS)
Deferred tax liabilities:
    Cash to accrual adjustment                                      $   484              $ 1,004
    Other                                                                73                  217
                                                                    -------              -------
                                                                        557                1,221
Deferred tax assets:
    Accrued expenses                                                   --                  1,620
    Allowance for doubtful accounts                                      26                  156
    Excess tax over book depreciation and amortization                    3                   18
                                                                    -------              -------
                                                                         29                1,794
                                                                    -------              -------

Net deferred tax liability (asset)                                  $   528              $  (573)
                                                                    =======              =======


                     CHARLES RIVER ASSOCIATES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  INCOME TAXES (CONTINUED)

The provision (credit) for income taxes for current year operations consists of the following:


                                 November 28,
                                    1998
                                 ------------
                               (in thousands)
Currently payable:
   Federal                         $ 3,475
   State                               472
                                   -------
                                     3,947
Deferred:
  Federal                           (1,056)
  State                                (45)
                                   -------
                                    (1,101)
                                   -------
                                   $ 2,846
                                   =======

The provision for income taxes in fiscal 1997 and 1996 represents state taxes required in those jurisdictions that did not recognize the Company's S Corporation status.

A reconciliation of the Company's current year tax rate with the federal statutory rate is as follows:

  Federal statutory rate                                    34.0%
  State income taxes, net of federal income tax benefit      6.1
  S Corporation earnings not subject to federal taxes      (13.7)
  Adjustment to deferred taxes for change in tax status     13.7
  Other                                                      1.2
                                                           =====
                                                            41.3%
                                                           =====

     For purposes of computing pro forma net income, the Company assumed effective tax rates for the fiscal years ended November 29, 1997 and November 28, 1998 of 43.0% and 41.3%, respectively.

14.  RELATED PARTY TRANSACTIONS

     The Company made payments to stockholders of the Company who performed consulting services for the Company in the amounts of $1.7 million in fiscal 1996, $1.8 million in fiscal 1997 and $2.6 million in fiscal 1998.

                     CHARLES RIVER ASSOCIATES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                                          QUARTER ENDED
                                                                --------------------------------------------------------------
                                                                FEBRUARY 21,       MAY 16,       SEPTEMBER 5,     NOVEMBER 29,
                                                                   1997             1997             1997             1997
                                                                --------------------------------------------------------------
                                                                (12 WEEKS)       (12 WEEKS)       (16 WEEKS)       (12 WEEKS)
                                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)

Revenues                                                          $ 9,648          $ 9,171          $14,498          $11,488
Gross profit                                                        3,262            2,979            4,990            3,967
Income from operations                                              1,128              817            1,629            1,115

Income before provision for income
  taxes and minority interest                                       1,137              901            1,670            1,283
Minority interest                                                    --               --                198               84
Net income                                                          1,061              841            1,756            1,309
Basic and diluted net income per share                               0.17             0.14             0.27             0.20


                                                                                           QUARTER ENDED
                                                                --------------------------------------------------------------
                                                                 FEBRUARY 20,      MAY 15,       SEPTEMBER 4,     NOVEMBER 28,
                                                                    1998            1998            1998             1998
                                                                --------------------------------------------------------------
                                                                 (12 WEEKS)      (12 WEEKS)      (16 WEEKS)       (12 WEEKS)
                                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues                                                          $11,137          $11,557          $16,465          $13,812
Gross profit                                                        4,651            4,641            6,482            5,502
Income from operations                                              1,897            2,056            2,825            2,564
Income before provision for income
  taxes and minority interest                                       1,943            2,236            3,208            2,930
Minority interest                                                      52               81              109               68
Net income                                                          1,875              657            1,986            1,847
Basic and diluted net income per share                               0.29             0.10             0.24             0.22



16.  SUBSEQUENT EVENT

     On December 15, 1998, the Company completed the acquisition of certain of the assets and the assumption of certain of the liabilities of The Tilden Group, LLC, a California limited liability company, for an aggregate $9.6 million in cash and Common Stock. Tilden is a privately held consulting firm which conducts economic analyses for litigation, public policy design and business strategy development. The acquisition of Tilden is being accounted for as a purchase transaction, and the Company has paid the cash portion of the purchase price from its working capital.