Form 10-K/A
period 1998-11-28
CHARLES RIVER ASSOCIATES INC
filed 1999-03-26
CIK 1053706

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

(Mark One)
[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended November 28, 1998

         OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from __________ to __________.

                        Commission file number: 000-24049

                      CHARLES RIVER ASSOCIATES INCORPORATED
             (Exact name of registrant as specified in its charter)


             MASSACHUSETTS                             04-2372210
      (State or other jurisdiction                  (I.R.S. Employer
    of incorporation or organization)              Identification No.)


                200 CLARENDON STREET, BOSTON, MASSACHUSETTS 02116
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (617) 425-3000

Securities registered pursuant to Section 12(b) of the Act:

                                      NONE
                                (Title of class)

Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, WITHOUT PAR VALUE
                                (Title of class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 24, 1999 (based on the closing sale price of $23.50 as quoted by the Nasdaq National Market as of such date) was approximately $139,392,976.

         As of March 24, 1999, the registrant had outstanding 8,464,144 shares of common stock.

         Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, the registrant hereby amends its Annual Report on Form 10-K for the year ended November 28, 1998 by amending and restating Part III in its entirety as follows:

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

         CRA's executive officers and directors are as follows:

            NAME                AGE                  POSITION
-----------------------------   ---   -----------------------------------------
Franklin M. Fisher (1)(2)       64    Chairman of the Board
Rowland T. Moriarty (1)(2)(3)   52    Vice Chairman of the Board
James C. Burrows                55    President, Chief Executive Officer and
                                       Director
Laurel E. Morrison              48    Chief Financial Officer, Vice President,
                                       Finance and Administration, and Treasurer
Firoze E. Katrak (3)            47    Vice President, Director
William B. Burnett (2)          50    Vice President, Director
Carl Kaysen (1)(3)              79    Director
Garth Saloner                   44    Director
Steven C. Salop                 52    Director

------------
(1) Member of the compensation committee
(2) Member of the governance committee
(3) Member of the audit committee

         FRANKLIN M. FISHER has served as an outside expert and a director of CRA since 1967. Since April 1997, Dr. Fisher has served as Chairman of the board of directors. Dr. Fisher has been a professor of economics at the Massachusetts Institute of Technology since 1965, and the president and sole employee of FMF, Inc., an economic consulting firm, since 1980. Dr. Fisher is also a director of the National Bureau of Economic Research. He received his Ph.D. in economics from Harvard University in 1960.

         ROWLAND T. MORIARTY has served as a director of CRA since 1986 and as Vice Chairman of the board of directors since December 1992. Dr. Moriarty is also Chairman of the board of managers and a member of NeuCo. Dr. Moriarty has served as Chairman and Chief Executive Officer of Cubex Inc., an international marketing consulting firm, since 1992. Dr. Moriarty was a professor at the Harvard Business School from 1981 to 1992, where he received his D.B.A. in Marketing in 1980. He is a director of Staples, Inc. and Trammel Crow Corporation.

         JAMES C. BURROWS joined CRA in 1967 and has served as its President and Chief Executive Officer since March 1995 and as a director since April 1993. Dr. Burrows has also served as a manager of NeuCo since June 1997. Since December 1992, Dr. Burrows has directed CRA's legal and regulatory consulting practice. From 1971 to March 1995, Dr. Burrows served as a Vice President of CRA and from June 1987 to December 1992 also directed CRA's economic litigation program. Dr. Burrows received his Ph.D. in economics from the Massachusetts Institute of Technology in 1970.

         LAUREL E. MORRISON has served as Chief Financial Officer, Vice President, Finance and Administration, and Treasurer of CRA since December 1996 and as a manager of NeuCo since January 1999. Ms. Morrison served as Controller of CRA from May 1993 until December 1996. Ms. Morrison previously served as Controller of MicroMentor, Inc., a software company, from November 1992 to May 1993. Ms. Morrison is a certified public accountant.

         FIROZE E. KATRAK has served as Vice President of CRA since 1986 and as a director of CRA since April 1993. Since June 1987, he has served as head of CRA's materials and manufacturing consulting practice. Dr. Katrak received his Ph.D. in materials engineering from the Massachusetts Institute of Technology in 1978 and has been an employee of CRA since that time.

         WILLIAM B. BURNETT joined CRA as Vice President in 1988 and has served as a director since June 1994. From 1982 to 1988, Mr. Burnett served as a Vice President of Glassman-Oliver Economic Consultants, Inc., a consulting firm. Prior to joining Glassman-Oliver, Mr. Burnett served in the Bureau of Economics at the FTC from 1976 to 1982. Mr. Burnett received his M.A. in economics from Cornell University in 1975.

         CARL KAYSEN has served as a director of CRA since 1986. From December 1992 until April 1997, Dr. Kaysen served as Chairman of the board of directors. Since 1990, Dr. Kaysen has been professor emeritus of political economy in the School of Humanities and Social Science at the Massachusetts Institute of Technology. Dr. Kaysen received his Ph.D. in economics from Harvard University in 1954.

         GARTH SALONER has served as a director of CRA since December 1998. Dr. Saloner has served as Robert A. Magowan Professor of Strategic Management and Economics at the Graduate School of Business at Stanford University since September 1992. He also served as Associate Dean for Academic Affairs and Director for Research and Curriculum Development at the Stanford business school from July 1993 to August 1996. Before joining the faculty at Stanford in 1990, Dr. Saloner taught at the Massachusetts Institute of Technology and the Sloan School of Management at MIT. Dr. Saloner received his Ph.D. in economics, business and public policy from Stanford University. He also earned an M.B.A. from the University of the Witwatersrand. Dr. Saloner is a director of Brilliant Digital Entertainment, Inc.

         STEVEN C. SALOP has served as a director of CRA since September 1998. Dr. Salop has been Professor of Economics and Law at the Georgetown University Law Center since August 1982. Dr. Salop previously served on the board of directors from June 1993 to April 1998. Dr. Salop received his Ph.D. in economics from Yale University in 1972.

         The board of directors is divided into three classes, one class of which is elected each year at the annual meeting of stockholders to hold office for a term of three years. Dr. Moriarty, Mr. Burnett and Dr. Salop serve as Class I directors; their terms of office expire in 1999. Drs.

Katrak, Kaysen and Saloner serve as Class II directors; their terms of office expire in 2000. Drs. Fisher and Burrows serve as Class III directors; their terms of office expire in 2001. Each director also continues to serve as a director until his successor is duly elected and qualified. Executive officers of CRA are elected by and serve at the discretion of the board of directors.

         The board of directors has a compensation committee, which provides recommendations concerning salaries and incentive compensation for employees of and outside consultants to CRA. See "Item 11. Compensation Committee Interlocks and Insider Participation." The board of directors also has an audit committee, which reviews the scope and results of the audit and other services provided by CRA's independent auditors. The board of directors also has a governance committee, which nominates persons to serve as directors of CRA.

         There are no family relationships among the directors and executive officers of CRA.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires CRA's officers and directors, and persons who own more than 10% of CRA's common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. SEC regulations require officers, directors and greater-than-10% stockholders to furnish CRA with copies of all Section 16(a) forms they file.

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to CRA during fiscal 1998 and Forms 5 and amendments thereto furnished to CRA with respect to fiscal 1998, or written representations that Form 5 was not required, CRA believes that all Section 16(a) filing requirements applicable to its officers, directors and greater-than-10% stockholders were fulfilled in a timely manner, with the exception of one late Form 3 filing by Dr. Salop and one late Form 3 filing by Dr. Saloner. After investigating these matters, CRA has concluded that any omissions were inadvertent, and that none of the transactions gave rise to liability under Section 16(b) of the Securities Exchange Act of 1934 for recapture of short-swing profits.

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

         Compensation Summary. The following table sets forth certain information concerning the compensation earned by CRA's Chief Executive Officer and other executive officers for services rendered in all capacities to CRA for the fiscal years ended November 29, 1997 and November 28, 1998.

                           SUMMARY COMPENSATION TABLE


                                                                                         LONG-TERM
                                                         ANNUAL COMPENSATION            COMPENSATION
                                               --------------------------------------   -------------
                                                                                           AWARDS
                                                                           OTHER        -------------
                                                                           ANNUAL        SECURITIES      ALL OTHER
                                                                           COMPEN-       UNDERLYING       COMPEN-
  NAME AND PRINCIPAL POSITION       YEAR       SALARY($)   BONUS($)(1)   SATION($)(2)   OPTIONS(#)(3)   SATION($)(4)
------------------------------      ----       ---------   -----------   ------------   -------------   ------------
James C. Burrows .................. 1998       $285,000     $800,000          --              --          $23,056
 President and Chief Executive      1997        285,000      615,000          --              --           19,976
 Officer

Laurel E. Morrison ................ 1998        125,000      175,000          --          12,000           20,519
 Chief Financial Officer, Vice      1997        100,000       55,000          --                           19,739
 President, Finance and
 Administration, and Treasurer

Firoze E. Katrak .................. 1998        232,500      500,000          --              --           21,961
 Vice President                     1997        220,000      300,000          --              --           19,976

William B. Burnett ................ 1998        262,300      875,000          --           3,500           22,776
  Vice President                    1997        220,000      490,000          --              --           19,976


--------------
(1) For fiscal 1997, includes supplemental compensation bonuses of $115,000, $5,000, $100,000 and $65,000 for Dr. Burrows, Ms. Morrison, Dr. Katrak and Mr. Burnett, respectively.
(2) Other annual compensation in the form of perquisites and other personal benefits has been omitted because the aggregate amount of those perquisites and other personal benefits was less than $50,000 and constituted less than 10% of the executive officers' respective total annual salary and bonus.
(3) Represents shares of common stock issuable upon exercise of stock options granted under CRA's stock option plan.
(4) Represents contributions by CRA on behalf of the executive officer to CRA's Savings & Retirement Plan and Trust and premiums paid by CRA for term life insurance for the benefit of the executive officer.

         Option Grants in Last Fiscal Year. The following table sets forth for CRA's Chief Executive Officer and other executive officers certain information concerning stock options granted under CRA's stock option plan during the fiscal year ended November 28, 1998.

                       OPTION GRANTS IN LAST FISCAL YEAR


                                                  INDIVIDUAL GRANTS                               POTENTIAL REALIZABLE
                           -----------------------------------------------------------------        VALUE AT ASSUMED
                              NUMBER OF                                                          ANNUAL RATES OF STOCK
                             SECURITIES    PERCENT OF TOTAL                                      PRICE APPRECIATION FOR
                             UNDERLYING    OPTIONS GRANTED    EXERCISE                               OPTION TERM(4)
                              OPTIONS      TO EMPLOYEES IN     PRICE         EXPIRATION         -----------------------
         NAME              GRANTED(#)(1)    FISCAL YEAR(2)    ($/SH)(3)         DATE               5%($)         10%($)
-------------------------- -------------   ----------------   ---------   ------------------    --------      ---------
James C. Burrows .........      --                --              --                      --          --             --

Laurel E. Morrison .......  12,000               3.8%         $23.75      September 14, 2008    $179,280       $454,200

Firoze E. Katrak .........      --                --              --                      --          --             --

William B. Burnett .......   3,500               1.1           23.75      September 14, 2008      52,290        132,475


-----------------------
(1) Represents shares of common stock issuable upon exercise of incentive stock options granted on September 14, 1998 under CRA's stock option plan. The option granted to Ms. Morrison vests in four equal annual installments, the first of which vests on September 14, 1999. The option granted to Mr. Burnett vested immediately upon grant.
(2) In fiscal 1998, CRA granted to employees options to purchase an aggregate of 316,500 shares of common stock under CRA's stock option plan.
(3) All options were granted at fair market value as determined by the board of directors on the date of grant.
(4) Amounts reported in this column represent hypothetical values that may be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation of the price of the common stock over the term of the options. These numbers are calculated based on rules promulgated by the Securities and Exchange Commission and do not represent CRA's estimate of future stock price growth. Actual gains, if any, on stock option exercises and common stock holdings depend on the timing of the exercise of the option and the sale of the common stock, as well as the future performance of the common stock. The rates of appreciation assumed in this table may not be achieved and the officers may never receive the amounts reflected. This table does not take into account any appreciation in the price of the common stock from the date of grant to the current date. The values shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise.

         Fiscal Year-End Option Values. The following table sets forth certain information concerning stock options held at November 28, 1998 by CRA's Chief Executive Officer and other executive officers. No executive officer exercised any stock options in fiscal 1998.

                          FISCAL YEAR-END OPTION VALUES


                          NUMBER OF SECURITIES UNDERLYING         VALUE OF UNEXERCISED
                               UNEXERCISED OPTIONS AT              IN-THE-MONEY OPTIONS
                                   FISCAL YEAR-END               AT FISCAL YEAR-END($)(1)
                          --------------------------------   ----------------------------------
         NAME             EXERCISABLE(#)  UNEXERCISABLE(#)   EXERCISABLE($)    UNEXERCISABLE($)
------------------------  --------------  ----------------   --------------    ----------------
James C. Burrows .......        --               --                --                 --

Laurel E. Morrison .....        --           12,000                --                 --

Firoze E. Katrak .......        --               --                --                 --

William B. Burnett .....     3,500               --                --                 --

------------------------
(1) Value is based on $22.50 per share, the last sale price of the common stock on November 27, 1998, as reported on the Nasdaq National Market. On that date, the value of the common stock was less than the applicable exercise price of these options. Actual gains, if any, on exercise will depend on the value of the common stock on the date of the sale of the shares.

DIRECTOR COMPENSATION

         CRA pays its non-employee directors an annual fee of $13,000 for their services as directors, plus $2,000 for each regular board meeting attended and $1,000 for each special board meeting attended. Directors who are also employees of CRA do not receive separate fees for their services as directors. See "Item
13. Certain Relationships and Related Transactions" for information concerning consulting fees paid by CRA to certain directors for their services as outside experts to CRA.

         Under CRA's 1998 Incentive and Nonqualified Stock Option Plan, each "outside director" who shall be re-elected as a director of CRA or whose term shall continue after an annual meeting of stockholders will on the date of the annual meeting receive a nonqualified option to purchase 5,000 shares of common stock at an exercise price equal to the fair market value of the common stock on that date. Each option will have a term of five years and will vest in full on the first anniversary of the date of grant. Each person who shall be first elected an outside director of CRA after the adoption of the stock option plan will receive on the date of his or her election as a director a nonqualified option to purchase 10,000 shares of common stock at an exercise price equal to the fair market value of the common stock on that date. Each option will have a term of five years and will vest in three equal annual installments, commencing on the first anniversary of the date of grant. Under the terms of the stock option plan, an "outside director" is a director who (a) is not an employee of CRA or any parent or subsidiary of CRA and (b) is not a consultant who provides economic consulting services to or in conjunction with CRA or any parent or subsidiary of CRA. Currently, the outside directors of CRA are Drs. Kaysen, Moriarty and Saloner. In accordance with the terms of CRA's stock option plan, in connection with CRA's annual meeting of stockholders in April 1998, each of Drs. Moriarty and Kaysen was granted a nonqualified option to purchase 5,000 shares of common stock at an exercise price of $18.50 per share. On his election to the board in December 1998, Dr. Saloner received a nonqualified option to purchase 10,000 shares of common stock at an exercise price of $24.75 per share.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The compensation committee currently consists of Drs. Fisher, Kaysen and Moriarty. Dr. Moriarty is Chairman of the board of managers and a member of NeuCo, a subsidiary of CRA. For information concerning a stock restriction agreement to which Drs. Fisher, Kaysen and Moriarty are parties as well as certain payments by CRA to Drs. Fisher and Moriarty, see "Item 13. Certain Relationships and Related Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information with respect to the beneficial ownership of CRA's common stock as of March 24, 1999 by (a) each person known by CRA to be the beneficial owner of more than five percent of the common stock, (b) each of CRA's directors, (c) each of CRA's executive officers and (d) all directors and executive officers of CRA as a group.

                                                                                   SHARES
                                                                            BENEFICIALLY OWNED(1)
                                                                          -------------------------
                                 NAME                                       NUMBER       PERCENT(2)
------------------------------------------------------------------------  ---------      ----------
James C. Burrows (3) ...................................................    620,256         7.3%

John Hancock Mutual Life Insurance Company (4) .........................    555,200         6.6

Steven C. Salop (5) ....................................................    533,000         6.3

Franklin M. Fisher .....................................................    386,247         4.6

Rowland T. Moriarty (6) ................................................    374,720         4.4

William B. Burnett (7) .................................................    274,489         3.2

Firoze E. Katrak .......................................................    267,602         3.2

Carl Kaysen (8) ........................................................     63,714           *

Laurel E. Morrison .....................................................     26,000           *

Garth Saloner ..........................................................         --           *

All directors and executive officers as a group (9 persons) (14) .......  2,546,028       30.0%

------------
* Less than one percent.

(1) The persons named in this table have sole voting and investment power with respect to the shares listed, except as otherwise indicated. The inclusion of shares listed as beneficially owned does not constitute an admission of beneficial ownership.
(2) The total number of shares of common stock outstanding as of March 24, 1999 was 8,464,144.
(3) Includes 130,000 shares held in trust for the benefit of Dr. Burrows and certain members of his immediate family. The address for Dr. Burrows is in care of CRA, 200 Clarendon Street, Boston, Massachusetts 02116.
(4) The number of shares beneficially owned by John Hancock Mutual Life Insurance Company ("JHMLIC") is based solely on information in a Schedule 13G filed on January 22, 1999 by JHMLIC, John Hancock Subsidiaries, Inc. ("JHS"), The Berkeley Financial Group, Inc. ("BFG") and John Hancock Advisers, Inc. ("JHA"). JHA has sole voting power and sole investment power with respect to 555,200 shares of common stock pursuant to advisory agreements with several portfolios, funds and accounts. JHMLIC, JHS and BFG reported that they possess indirect beneficial ownership of shares beneficially owned by JHA because they are direct or indirect parents of JHA. The address for JHMLIC and JHS is John Hancock Place, P.O. Box 111, Boston, Massachusetts 02117, and the address for BFG and JHA is 101 Huntington Avenue, Boston, Massachusetts 02199.
(5) Includes 187,200 held by Dr. Salop's wife as trustee of two trusts for the benefit of certain members of Dr. Salop's immediate family. The address for Dr. Salop is in care of CRA, Suite 700, 600 13th Street, N.W., Washington, D.C. 20005.
(6) Includes 5,000 shares subject to options exercisable within 60 days of March 24, 1999 and 104,000 shares held by Dr. Moriarty's wife as trustee of a trust for the benefit of Dr. Moriarty and certain members of his immediate family.
(7) Includes 3,500 shares subject to options exercisable within 60 days of March 24, 1999.
(8) Includes 5,000 shares subject to options exercisable within 60 days of March 24, 1999.
(9)  See notes 3 and 5 through 8.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

STOCK RESTRICTION AGREEMENT

         Each person who was a stockholder of CRA before CRA's initial public offering is subject to a stock restriction agreement with CRA. The stock restriction agreement prohibits each pre-IPO stockholder from selling or otherwise transferring shares of common stock held immediately before the IPO as follows: (a) until April 24, 2000, no pre-IPO stockholder may sell any of his or her pre-IPO stock, except that he or she may sell up to 15% of his or her pre-IPO stock in a public offering; (b) from April 24, 2000 until April 24, 2003, each pre-IPO stockholder will be able to sell up to an aggregate of 50% of his or her pre-IPO stock, less any shares previously sold in public offerings;
(c) from April 24, 2003 to April 24, 2005, each pre-IPO stockholder will be able to sell up to an aggregate of an additional 20% of his or her pre-IPO stock; and
(d) after April 24, 2005, each pre-IPO stockholder will be able to sell, in any 12-month period, an amount equal to the greater of (1) 10% of his or her pre-IPO stock or (2) one-third of the pre-IPO stock held by him or her on April 24, 2005. Upon the death or retirement for disability of any pre-IPO stockholder in accordance with CRA's policies, the foregoing restrictions will terminate with respect to his or her pre-IPO stock. The board of directors has the discretion to waive any of the restrictions imposed by the stock restriction agreement.

         Under the terms of the stock restriction agreement, if any pre-IPO stockholder leaves CRA other than for death or retirement for disability in accordance with CRA's policies, CRA will have certain rights to repurchase his or her pre-IPO stock as follows: (a) until April 24, 2000, CRA may repurchase up to 85% of his or her pre-IPO stock, (b) from April 24, 2000 to April 24, 2003, CRA may repurchase up to 50% of his or her pre-IPO stock, and (c) after April 24, 2003, CRA may repurchase all of the pre-IPO stock that the pre-IPO stockholder will not have already become entitled to sell. The purchase price will be equal to 70% of the fair market value of the repurchased stock (95% in the case of pre-IPO stockholders who retire after April 24, 2003), or, if the pre-IPO stockholder competes with CRA, 40% of fair market value. The purchase price will be payable in three equal annual installments. The stock restriction agreement will terminate on April 23, 2008 or earlier with the approval of the board of directors of CRA.

PAYMENTS TO AFFILIATED PARTIES

         CRA has made payments to Drs. Fisher and Salop, both directors of CRA, for their services as outside experts, including for consulting services to clients and for the generation of engagements for CRA. Dr. Salop also held more than five percent of the common stock of CRA outstanding as of March 24, 1999. In fiscal 1998 and the first quarter of fiscal 1999, CRA paid Dr. Fisher an aggregate of $158,936 and $147,621, respectively. In fiscal 1998 and the first quarter of fiscal 1999, CRA paid Dr. Salop an aggregate of $676,447 and $95,700, respectively. The foregoing amounts include payments made to companies wholly owned by each of the outside experts.

         In fiscal 1998, CRA paid Dr. Moriarty, a director of CRA, an aggregate of $95,000 for consulting services. In addition, CRA has made certain office space and support services available to Cubex Inc., a company wholly owned by Dr. Moriarty. The portion of CRA's expenses, including rent, labor costs and insurance, allocable to the resources made available to Cubex Inc., net of reimbursements, was $73,079 and $17,263 in fiscal 1998 and the first quarter of fiscal 1999, respectively.

SALE OF STOCK

         In August 1997, CRA sold 26,000 shares of common stock to Laurel E. Morrison, the Chief Financial Officer, Vice President, Finance and Administration, and Treasurer of CRA, at a purchase price of approximately $2.71 per share, which represented the fair market value per share at that time, as determined by CRA's board of directors. Ms. Morrison paid $24,000 at the time of purchase and the remainder in April 1998.

REPURCHASE OF STOCK

         In May 1995, CRA repurchased 59,800 shares of common stock from each of Dr. Fisher and Alan R. Willens, a former director of CRA, in each case for a purchase price equal to the sum of (a) $33,695, payable in three equal annual installments, (b) an amount, payable in five annual installments, equal to his pro rata portion of 25% of CRA's earnings before bonuses, supplemental compensation and amortization of goodwill for each of fiscal 1995, fiscal 1996, fiscal 1997, fiscal 1998 and fiscal 1999, of which CRA had paid $78,383 as of February 19, 1999, and (c) $2,020, paid in April 1996.

PAYMENTS TO LANDLORD

         In 1978, CRA entered into an office lease agreement with John Hancock Mutual Life Insurance Company for office space for CRA's headquarters. The lease has been amended on several occasions since that time to increase the space leased by CRA, to modify CRA's rental payments and to make other changes. Based solely on a Schedule 13G filed by John Hancock Mutual Life Insurance Company and related parties on January 22, 1999, CRA believes that on

December 31, 1998, John Hancock Advisers, Inc., an investment adviser and an indirect, wholly owned subsidiary of John Hancock Mutual Life Insurance Company, purchased 555,200 shares of CRA's common stock from persons unrelated to CRA and thereby acquired more than 5% of CRA's outstanding common stock. John Hancock Advisers, Inc. purchased the shares on behalf of various portfolios, funds and accounts for which it acts as investment adviser. In fiscal 1998 and fiscal 1999 (through March 19, 1999), CRA's payments under the lease were $1,236,072 and $437,459, respectively.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 1999

                                    CHARLES RIVER ASSOCIATES INCORPORATED


                                    By:  /s/ James C. Burrows
                                        ----------------------------------------
                                        James C. Burrows
                                        President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/ Franklin M. Fisher         Chairman of the Board                             March 23, 1999
---------------------------
Franklin M. Fisher


 /s/ James C. Burrows           President, Chief Executive Officer and            March 26, 1999
---------------------------     Director (Principal Executive Officer)
James C. Burrows


 /s/ Laurel E. Morrison         Chief Financial Officer, Vice President,          March 26, 1999
---------------------------     Finance and Administration, and Treasurer
Laurel E. Morrison              (Principal Financial and Accounting Officer)


 /s/ William B. Burnett         Vice President and Director                       March 24, 1999
---------------------------
William B. Burnett


 /s/ Firoze E. Katrak           Vice President and Director                       March 25, 1999
---------------------------
Firoze E. Katrak


 /s/ Carl Kaysen                Director                                          March 24, 1999
---------------------------
Carl Kaysen

 /s/ Rowland T. Moriarty        Director                                          March 26, 1999
---------------------------
Rowland T. Moriarty


 /s/ Garth Saloner              Director                                          March 24, 1999
---------------------------
Garth Saloner


                                Director
---------------------------
Steven C. Salop

                                       14