Form 10-Q
period 1999-02-19
CHARLES RIVER ASSOCIATES INC
filed 1999-04-05
CIK 1053706

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended FEBRUARY 19, 1999

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission file number: 000-24049


                      CHARLES RIVER ASSOCIATES INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           MASSACHUSETTS                                         04-2372210
--------------------------------                             -------------------
 (State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                200 CLARENDON STREET, T-33 BOSTON, MA 02116-5092
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                  617-425-3000
             ------------------------------------------------------
               Registrant's telephone number, including area code

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

As of April 5, 1999 CRA had outstanding 8,464,144 shares of common stock.

                      CHARLES RIVER ASSOCIATES INCORPORATED
                                      INDEX



PART I.  FINANCIAL INFORMATION:
                                                                            PAGE

    ITEM 1. Financial Statements

            Consolidated Balance Sheets -
            February 19, 1999 and November 28, 1998........................   3

            Consolidated Statements of Income -
            Twelve weeks ended
            February 19, 1999 and February 20, 1998........................   4

            Consolidated Statements of Cash Flows -
            Twelve weeks ended
            February 19, 1999 and February 20, 1998........................   5

            Notes to Consolidated Financial Statements.....................   6

    ITEM 2. Management's Discussion and
            Analysis of Financial Condition and
            Results of Operations..........................................   9


PART II. OTHER INFORMATION

    ITEM 1. Legal Proceedings..............................................  18

    ITEM 2. Changes in Securities and Use of Proceeds......................  18

    ITEM 6. Exhibits and Reports on Form 8-K...............................  19

    Signatures ............................................................  20

                      CHARLES RIVER ASSOCIATES INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                          NOVEMBER 28,  FEBRUARY 19,
                                                             1998           1999
                                                          -----------   -----------
ASSETS
Current assets:
  Cash and cash equivalents                                $32,023        $21,124
  Accounts receivable, net of allowances of $727
    in 1998 and $716 in 1999 for doubtful accounts           9,867         11,266
  Unbilled services                                          6,614          7,051
  Prepaid expenses                                             496            896
  Deferred income taxes                                        573            573
                                                           -------        -------
Total current assets                                        49,573         40,910

Property and equipment, net                                  3,532          3,855
Intangible assets, net of accumulated
    amortization of $92                                         --          9,333
Other assets                                                   230            319
                                                           =======        =======
Total assets                                               $53,335        $54,417
                                                           =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                         $ 2,529        $ 2,440
  Accrued expenses                                          13,408         10,156
  Deferred revenue and other liabilities                       407            651
  Current portion of notes payable to former
    stockholders                                               339            339
                                                           -------        -------
Total current liabilities                                   16,683         13,586

Notes payable to former stockholders, net of
    current portion                                            542            542
Notes payable to minority interest holder                       --            130

Deferred rent                                                1,449          1,461
Minority interest                                               33             --

Commitments and contingencies

Stockholders' equity:
  Common stock (voting), no par value; 25,000,000
    shares authorized; 8,316,115 shares in 1998 and
    8,411,494 shares in 1999 issued and outstanding         30,992         33,307
  Retained earnings                                          3,636          5,391
                                                           -------        -------

Total stockholders' equity                                  34,628         38,698
                                                           -------        -------
Total liabilities and stockholders' equity                 $53,335        $54,417
                                                           =======        =======





                             See accompanying notes.

                      CHARLES RIVER ASSOCIATES INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                        (In thousands, except share data)



                                                                             Twelve Weeks Ended
                                                                   -------------------------------------
                                                                   FEBRUARY 20, 1998   FEBRUARY 19, 1999
                                                                   -----------------   -----------------

Revenues                                                              $   11,137           $   14,413
Costs of services                                                          6,486                8,683
                                                                      ----------           ----------
Gross profit                                                               4,651                5,730
General and administrative                                                 2,754                3,086
                                                                      ----------           ----------
Income from operations                                                     1,897                2,644
Interest income, net                                                          46                  260
                                                                      ----------           ----------
Income before provision for income taxes and
   minority interest                                                       1,943                2,904
Provision for income taxes                                                  (120)              (1,182)
                                                                      ----------           ----------
Income before minority interest                                            1,823                1,722
Minority interest                                                             52                   33
                                                                      ----------           ----------
Net income                                                            $    1,875           $    1,755
                                                                      ==========           ==========
Basic and diluted net income per share                                $     0.29           $     0.21
                                                                      ==========           ==========

Weighted average number of shares outstanding:
  Basic                                                                6,519,240            8,391,959
                                                                      ==========           ==========
  Diluted                                                              6,519,240            8,496,371
                                                                      ==========           ==========

Pro forma income data
  Net income as reported                                              $    1,875
  Pro forma adjustment                                                      (694)
                                                                      ==========
  Pro forma net income                                                $    1,181
                                                                      ==========
  Pro forma basic and diluted net income per share                    $     0.18
                                                                      ==========

  Weighted average number of shares outstanding
    (basic and diluted)                                                6,648,970
                                                                      ==========


                             See accompanying notes.

                      CHARLES RIVER ASSOCIATES INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                      Twelve Weeks Ended
                                                                  ----------------------------
                                                                  FEBRUARY 20,     FEBRUARY 19,
                                                                     1998             1999
                                                                  -----------      -----------

OPERATING ACTIVITIES:
Net income                                                          $ 1,875         $  1,755
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
  Depreciation and amortization                                         240              374
  Compensation related to stock options                                  --               73
  Deferred rent                                                         165               12
  Deferred income taxes                                                (325)              --
  Minority interest                                                     (52)             (33)
  Changes in operating assets and liabilities:
    Accounts receivable                                               2,487           (1,097)
    Unbilled services                                                  (485)            (437)
    Prepaid expenses and other assets                                  (458)            (489)
    Accounts payable, accrued expenses and other liabilities          3,133           (3,170)
                                                                    -------         --------
Net cash provided by (used in) operating activities                   6,580           (3,012)

INVESTING ACTIVITIES:
  Purchases of property and equipment                                  (243)            (508)
  Acquisition of business                                                --           (7,509)
                                                                    -------         --------
Net cash used in investing activities                                  (243)          (8,017)

FINANCING ACTIVITIES:
  Payments on notes payable to former stockholders                      (10)              --
  Loan from minority interest holder                                     --              130
  Collection of notes receivable from stockholders                      111               --
  Dividends paid                                                     (1,504)              --
                                                                    -------         --------
Net cash provided by (used in) financing activities                  (1,403)             130
                                                                    -------         --------

Net increase (decrease) in cash and cash equivalents                  4,934          (10,899)
Cash and cash equivalents at beginning of year                        2,054           32,023
                                                                    -------         --------

Cash and cash equivalents at end of period                          $ 6,988         $ 21,124
                                                                    =======         ========

Supplemental cash flow information:
  Cash paid for income taxes                                        $    18         $  1,947
                                                                    =======         ========
  Issuance of common stock for acquired business                         --         $  2,315
                                                                    =======         ========



                             See accompanying notes

                      CHARLES RIVER ASSOCIATES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    DESCRIPTION OF BUSINESS

Charles River Associates Incorporated is an economic and business consulting firm that applies advanced analytic techniques and in-depth industry knowledge to complex engagements for a broad range of clients. CRA offers two types of services: legal and regulatory consulting and business consulting.

2.    UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND ESTIMATES

The consolidated balance sheet as of February 19, 1999, the consolidated statements of income for the twelve weeks ended February 20, 1998 and February 19, 1999 and the consolidated statements of cash flows for the twelve-week periods ended February 20, 1998 and February 19, 1999 are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of CRA's consolidated financial position, results of operations and cash flows.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

3.    FISCAL YEAR

CRA's fiscal year ends on the last Saturday in November. Each of CRA's first, second and fourth quarters includes twelve weeks, and its third quarter includes sixteen weeks.

4.    ACQUISITION

On December 15, 1998, CRA acquired certain assets and assumed certain liabilities of The Tilden Group, LLC, a consulting firm in the business of conducting economic analyses for litigation, public policy design, and business strategy development, for an aggregate of $9.6 million in cash and CRA common stock. CRA accounted for the acquisition as a purchase and has included the results of the operations of the acquired business in the accompanying statements of operations from the date of acquisition. CRA has allocated the excess of the purchase price over the fair value of the net acquired assets to intangible assets, which consist primarily of goodwill.

5.    SUBSEQUENT EVENTS

On February 25, 1999, CRA completed the acquisition of certain assets and the assumption of certain liabilities of the Financial Economic Group, or FinEcon, for an aggregate of $3.2 million in cash and CRA common stock. FinEcon was a privately held consulting firm specializing in financial, economic, and management consulting in business and commercial litigation. FinEcon is located in Los Angeles, California, which broadens CRA's West Coast operations and adds to the firm's established practice in finance. CRA accounted for the acquisition of FinEcon as a purchase and paid the cash portion of the

                      CHARLES RIVER ASSOCIATES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

purchase price from its working capital.

6.    INCOME TAXES

Until April 28, 1998, CRA had been treated for federal and certain state income tax purposes as an S corporation under the Internal Revenue Code of 1986, as amended. As a result, CRA's stockholders, rather than CRA, were required to pay federal and certain state income taxes based on CRA's taxable earnings. CRA filed its returns using the cash method of accounting. Upon the closing of CRA's initial public offering of common stock, CRA's status as an S corporation terminated. CRA has presented a pro forma provision for income taxes as if CRA had been taxed as a C corporation for the first quarter of the fiscal year ended February 20, 1998.

7.    NET INCOME PER SHARE AND PRO FORMA NET INCOME PER SHARE

Basic earnings per share represents net income divided by the weighted average shares of common stock outstanding during the period. Weighted average shares used in diluted earnings per share for the first quarter of fiscal 1999 include 104,412 common stock equivalents arising from stock options using the treasury stock method.

Pro forma net income per share is computed using pro forma net income and the pro forma weighted average number of shares of common stock outstanding during the period. The weighted average number of shares of common stock for the purpose of computing pro forma net income per share has been increased by the number of shares that would have been required to pay a dividend in the amount of $2,400,000 that was paid upon the completion of the initial public offering.

8.    STOCKHOLDERS EQUITY

In the second quarter of fiscal 1998, CRA completed an initial public offering of 1,796,875 shares of common stock in exchange for $29.5 million of proceeds, which is net of offering costs.

Each person who was a stockholder of CRA before the closing of the initial public offering entered into a Stock Restriction Agreement with CRA, which prohibits each such person from selling or otherwise transferring shares of common stock held immediately before the initial public offering without the consent of the Board of Directors of CRA for two years after the initial public offering. In addition, the Stock Restriction Agreement will allow CRA to repurchase a portion of such stockholder's shares of common stock at a percentage of market value should the stockholder leave CRA (other than for death or retirement for disability).

9.    ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." Both SFAS No. 130 and SFAS No. 131 are effective for CRA during the fiscal year beginning November 29, 1998. The adoption of these new accounting standards has not had a material impact on CRA's consolidated financial statements.

                      CHARLES RIVER ASSOCIATES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



In December 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued a Statement of Position (SOP), "Reporting on the Costs of Start-up Activities," which will require companies upon adoption to expense start-up costs, including organization costs, as incurred. In addition, the SOP will require companies upon adoption to write off as a cumulative change in accounting principle any previously recorded start-up or organization costs. The SOP is effective for fiscal years beginning after December 15, 1998. At February 19, 1999, CRA had deferred start-up costs of $47,000. CRA believes that the adoption of this SOP will not have a material impact on CRA's consolidated financial statements.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires all derivatives to be recorded on the balance sheet at fair market value and establishes special accounting for certain types of hedges. CRA does not have any derivative instruments or engage in any hedging activities. The Statement is effective for fiscal years beginning after June 15, 1999; however, earlier adoption is allowed.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULT OF OPERATIONS


FORWARD-LOOKING STATEMENTS

In addition to historical information, this quarterly report contains forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors." CRA cautions readers not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date of this report. CRA undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this quarterly report and in other documents that CRA files from time to time with the Securities and Exchange Commission, including CRA's Annual Report on Form 10-K for fiscal 1998.

RESULTS OF OPERATIONS - TWELVE WEEKS ENDED FEBRUARY 20, 1998 COMPARED TO TWELVE WEEKS ENDED FEBRUARY 19, 1999

Revenues. Revenues increased by $3.3 million, or 29.4%, from $11.1 million for the first quarter of fiscal 1998 to $14.4 million for the first quarter of fiscal 1999. The increase in revenues was due primarily to an increase in the number of employee consultants, an increase in consulting services performed for new and existing clients during the period and, to a lesser extent, increased billing rates of CRA's consultants. The total number of employee consultants increased from 121 for the first quarter of fiscal 1998 to 155 for the first quarter of fiscal 1999. CRA experienced revenue increases during the first quarter of fiscal 1999 in both its legal and regulatory consulting services and business consulting services, and in particular generated significant revenue increases in its newly formed practice in international trade, as well as from the acquisition of personnel from The Tilden Group, LLC.

Costs of Services. Costs of services increased by $2.2 million, or 33.3%, from $6.5 million in the first quarter of fiscal 1998 to $8.7 million in the first quarter of fiscal 1999. As a percentage of revenues, costs of services increased slightly from 58.2% in the first quarter of fiscal 1998 to 60.0% in the first quarter of fiscal 1999. The increase as a percentage of revenues reflects an increase in the use of outside experts in the first quarter of fiscal 1999. In addition, because CRA's discretionary bonus plan is based in part on company-wide pre-tax profits, bonuses and hence costs of services increased more rapidly than revenues. Although costs of services as a percentage of revenues increased from the same quarter a year earlier, gross profit remained constant as a percentage of revenues from the fourth quarter of fiscal 1998 to the first quarter of fiscal 1999.

General and Administrative. General and administrative expenses increased by $0.3 million, or 13.3%, from $2.8 million in the first quarter of fiscal 1998 to $3.1 million in the first quarter of fiscal 1999. As a percentage of revenues, general and administrative expenses decreased from 24.7% in the first quarter of fiscal 1998 to 21.7% in the first quarter of fiscal 1999. The dollar increase in general and administrative expenses resulted from increased rents, payments to outside experts and amortization, and was offset in part by improved utilization of existing space and systems. General and administrative expenses decreased as a percentage of revenues primarily because CRA increased its administrative and labor costs

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULT OF OPERATIONS


at a lower rate than the rate of increase in the number of its employee consultants.

Interest Income, Net. Net interest income increased from $46,000 in the first quarter of fiscal 1998 to $260,000 in the first quarter of fiscal 1999. This increase resulted primarily from interest earned on investments of the proceeds of CRA's initial public offering. This increase was offset slightly by interest payments made as part of the acquisition of Tilden.

Provision for Income Taxes. Provision for income taxes increased from $120,000 in the first quarter of fiscal 1998 to $1.2 million in the first quarter of fiscal 1999. The provision for fiscal 1998 reflects taxation as an S corporation for the entire quarter, while the provision for fiscal 1999 reflects taxation as a C corporation for the entire quarter.

Minority Interest. In June 1997, CRA established and purchased a controlling interest in NeuCo LLC, which provides applications consulting services and a family of neural network software solutions and complementary applications for fossil-fired electric utilities. Minority interest in the loss of NeuCo decreased from $52,000 in the first quarter of fiscal 1998 to $33,000 in the first quarter of fiscal 1999 due to CRA's inability to allocate continued losses of NeuCo to the minority interest holders as its interest has been reduced to zero.

LIQUIDITY AND CAPITAL RESOURCES

As of February 19, 1999, CRA had cash and cash equivalents of $21.1 million and working capital of $27.3 million. Net cash used in operating activities for the twelve weeks ended February 19, 1999 was $3.0 million, consisting primarily of a decrease in accounts payable and accrued expenses, which reflects bonus payments made to employees.

Cash used in investing activities for the purchase of property and equipment during the first quarter of fiscal 1999 was $508,000. CRA used cash of $7.5 million in the first quarter of fiscal 1999 in the acquisition of The Tilden Group, LLC on December 15, 1998.

CRA's financing activities provided cash of $130,000 in the twelve weeks ended February 19, 1999. This increase consists of a loan from a holder of a minority interest in NeuCo.

CRA presently has available a $2.0 million revolving line of credit with BankBoston Corporation, which is secured by CRA's accounts receivable. This line of credit automatically renews each year on June 30 unless earlier terminated by either CRA or BankBoston. No borrowings were outstanding under this line of credit as of February 19, 1999.

On February 24, 1999, CRA completed the acquisition of certain assets and the assumption of certain liabilities of the Financial Economic Group, or FinEcon, for an aggregate of $3.2 million in cash and CRA common stock. FinEcon was a privately held consulting firm specializing in financial, economic, and management consulting in business and commercial litigation. FinEcon is located in Los Angeles, California, which broadens CRA's West Coast operations and adds to the firm's established practice in finance. CRA accounted for the acquisition of FinEcon as a purchase and paid the cash portion of the

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULT OF OPERATIONS


purchase price from its working capital.

CRA believes that existing cash balances and credit available under its bank line of credit will be sufficient to meet CRA's working capital and capital expenditure requirements for at least the next 12 months and for the foreseeable future thereafter.

To date, inflation has not had a material impact on CRA's financial results. However, inflation may adversely affect CRA's financial results in the future.

YEAR 2000 COMPLIANCE

The following information constitutes a "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure Act.

Many existing computer systems and software products do not properly recognize dates after December 31, 1999. This "Year 2000" problem could result in system failures or miscalculations causing disruptions of operations. The inability of products, services and systems on which CRA relies to process dates after December 31, 1999 could seriously harm CRA's business.

CRA has conducted tests and sought confirmation from its software vendors to determine whether the software CRA uses is Year 2000 compliant. Based on the results of the investigation, CRA believes that all of its internal software systems are Year 2000 compliant, except for its time-keeping and billing software. CRA is planning to replace its time-keeping and billing software with software that is Year 2000 compliant in the second half of calendar 1999. However, CRA may experience delays in implementing the replacement software, which could disrupt its operations, create delays in billing its clients and require it to spend significant amounts of money to correct the problem. Moreover, CRA may discover undetected Year 2000 errors or defects in its other internal software systems and, if such errors or defects are discovered, the costs of making such systems Year 2000 compliant could have a material adverse effect on CRA's business, financial condition and results of operations.

CRA relies on third-party vendors that may not be Year 2000 compliant for certain of its equipment and services. To date, CRA has not conducted a Year 2000 review of all of its vendors. Failure of systems maintained by CRA's vendors to operate properly with regard to the Year 2000 and thereafter could require CRA to incur significant unanticipated expenses to remedy any problems or replace affected vendors and could have a material adverse effect on CRA's business, financial condition and results of operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULT OF OPERATIONS


RISK FACTORS

Statements in this section and elsewhere in this quarterly report that are not purely historical, such as statements regarding our expectations, beliefs, intentions, plans and strategies regarding the future, are forward-looking statements. These statements are only predictions, and they involve risks, uncertainties and assumptions that could cause our actual results to differ materially from the results we express in the forward-looking statements. This section includes important factors that could cause or contribute to these differences. We cannot guarantee the results expressed in any forward-looking statement. We have based all forward-looking statements on information available to us on the date of this quarterly report and we have no obligation to update any forward-looking statement.

WE DEPEND UPON KEY EMPLOYEES TO GENERATE REVENUES

Our business consists primarily of the delivery of professional services and, accordingly, our success depends heavily on the efforts, abilities, business generation capabilities and project execution of our employee consultants. We do not have any employment or non-competition agreements with our consultants. Each consultant can terminate his or her relationship with us at will and without notice and can begin to compete with us at any time. If we lose the services of any consultant or if our consultants fail to generate business or otherwise fail to perform effectively, that could have a material adverse effect on our business, financial condition and results of operations.

WE NEED TO HIRE ADDITIONAL QUALIFIED CONSULTANTS AS EMPLOYEES

We must hire increasing numbers of highly qualified, highly educated consultants as employees. Only a relatively small number of potential employees meet our hiring criteria, and we face significant competition for these employees from our direct competitors, academic institutions, government agencies, research firms, investment banking firms and other enterprises. Many of these competing employers are able to offer potential employees significantly greater compensation and benefits or more attractive lifestyle choices, career paths or geographic locations than we can. Increasing competition for these consultants may also significantly increase our labor costs, which could have a material adverse effect on our margins and results of operations. Our failure to recruit and retain a significant number of qualified consultants could have a material adverse effect on our business, financial condition and results of operations.

WE MAY BE UNABLE TO MANAGE OUR EXPANDING BUSINESS SUCCESSFULLY

We have been experiencing significant growth in our revenues and employee base as a result of both internal growth and acquisitions. This growth creates new and increased management, consulting and training responsibilities for our employee consultants. This growth also increases the demands on our internal systems, procedures and controls, and on our managerial, administrative, financial, marketing and other resources. We depend heavily upon the managerial, operational and administrative skills of our officers. Nonetheless, new responsibilities and demands may adversely affect the overall quality of our work. No member of our management team has experience in managing a public company other than

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULT OF OPERATIONS


CRA. We have also recently opened offices in new geographic locations and may open additional offices in the future. Opening new offices may entail substantial start-up and maintenance costs. Any failure on our part to improve our internal systems, procedures and controls, to attract, train, motivate, supervise and retain additional professional, managerial, administrative, financial, marketing and other personnel, or otherwise to manage growth successfully could have a material adverse effect on our business, financial condition and results of operations.

FLUCTUATIONS IN OUR QUARTERLY REVENUES AND RESULTS OF OPERATIONS COULD DEPRESS THE MARKET PRICE OF OUR COMMON STOCK

We may experience significant fluctuations in our revenues and results of operations from one quarter to the next. If our revenues or net income in a quarter fall below the expectations of securities analysts or investors, the market price of our common stock could fall significantly. Our results of operations in any quarter can fluctuate for many reasons, including the following:

      *     the number of weeks in the quarter

      *     the number, scope and timing of ongoing client engagements

      * the extent to which we can reassign employee consultants efficiently from one engagement to the next

      *     employee hiring

      *     the extent of discounting or cost overruns

      * severe weather conditions and other factors affecting employee productivity

Because we generate almost all of our revenues from consulting services that we provide on an hourly-fee basis, our revenues in any period are directly related to the number of our employee consultants, their billing rates and the number of billable hours they work in that period. We have a limited ability to increase any of these factors in the short term. Accordingly, if we underutilize our consultants during one part of a fiscal period, we may be unable to compensate by augmenting revenues during another part of that period. In addition, we may be unable to fully utilize the additional consultants that we intend to hire, particularly in the quarter in which we hire them. Moreover, a significant majority of our operating expenses, primarily office rent and salaries, are fixed in the short term. As a result, if our revenues fail to meet our projections in any quarter, that could have a disproportionate adverse effect on our net income. For these reasons, we believe that you should not rely on our historical results of operations as an indication of our future performance.

ACQUISITIONS MAY DISRUPT OUR OPERATIONS OR ADVERSELY AFFECT OUR RESULTS

In December 1998 we acquired The Tilden Group, LLC and in February 1999 we acquired Financial Economic Consulting. Prior to these recent acquisitions, we had never acquired another business. We may be unable to manage these companies profitably or successfully integrate their operations with our own. Moreover, we may be unable to identify, acquire, successfully integrate or profitably manage any other businesses without substantial expense, delay or other operational or financial problems. Competition for acquisition opportunities in our markets could increase the price we pay for businesses we acquire and could reduce the number of potential acquisition targets. We may be unable to achieve the

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULT OF OPERATIONS

financial, operational and other benefits we anticipate from any acquisition. Further, acquisitions may involve a number of special risks, such as:

      *     one-time charges related to the acquisition

      *     diversion of our management's time, attention and resources

      *     loss of key acquired personnel

      * increased costs to improve or coordinate managerial, operational, financial and administrative systems

      *     dilutive issuances of equity securities

      *     the assumption of legal liabilities

      *     amortization of acquired intangible assets

      *     difficulties in integrating diverse corporate cultures

      *     additional conflicts of interests

The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

OUR BUSINESS DEPENDS ON OUR ABILITY TO MAINTAIN OUR PROFESSIONAL REPUTATION

Our ability to secure new engagements and hire qualified consultants as employees depends heavily on our overall reputation as well as the individual reputations of our consultants and principal outside experts. Because we obtain a majority of our new engagements from existing clients or from referrals by those clients, any client that is dissatisfied with our performance on a single matter could seriously impair our ability to secure new engagements. Any factor that diminishes our reputation or the reputations of any of our personnel or outside experts could make it substantially more difficult for us to compete successfully for both new engagements and qualified consultants. That could have a material adverse effect on our business, financial condition and results of operations.

WE DEPEND ON OUR OUTSIDE EXPERTS

We depend on our existing relationships with our exclusive outside experts. We believe that these outside experts are highly regarded in their fields and that each offers a combination of knowledge, experience and expertise that would be very difficult to replace. We also believe that we have been able to secure some engagements and attract consultants in part because we could offer the services of these outside experts. Most of these outside experts can limit their relationships with us at any time for any reason. These reasons could include affiliations with universities whose policies prohibit accepting certain engagements, the pursuit of other interests and retirement. Eleven of our approximately 40 outside experts have entered agreements with us that restrict their right to compete with us. The limitation or termination of any of their relationships with us or competition from any of them following the termination of their non-competition agreements with us could have a material adverse effect on our business, financial condition and results of operations.

To meet our long-term growth targets, we also need to establish ongoing relationships with additional outside experts that have reputations as leading experts in their fields. We may be unable to establish

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULT OF OPERATIONS


relationships with any additional outside experts. In addition, any relationship that we do establish may not help us meet our objectives or generate the revenues or earnings that we anticipate.

WE DEPEND ON OUR ANTITRUST AND MERGERS AND ACQUISITIONS CONSULTING BUSINESS

We derive a substantial portion of our revenues from engagements in our antitrust and mergers and acquisitions practice areas. Any substantial reduction in the number of our engagements in these practice areas could have a material adverse effect on our business, financial condition and results of operations. We derived almost all of these revenues from engagements relating to enforcement of United States antitrust laws. Changes in federal antitrust laws, changes in judicial interpretations of these laws or less vigorous enforcement of these laws as a result of changes in political appointments or priorities or for other reasons could substantially reduce our revenues from engagements in this area. In addition, adverse changes in general economic conditions, particularly conditions influencing the merger and acquisition activity of larger companies, could also adversely impact engagements in which we assist clients in proceedings before the Department of Justice and the Federal Trade Commission.

OUR REVENUES COME FROM A LIMITED NUMBER OF LARGE ENGAGEMENTS

We have been deriving a significant portion of our revenues from a limited number of large engagements. If we do not obtain a significant number of new large engagements each year, our business, financial condition and results of operations could suffer. In general, the volume of work we perform for any particular client varies from year to year, and a major client in one year may not hire us again.

CLIENTS CAN TERMINATE ENGAGEMENTS WITH US AT ANY TIME

Our engagements generally depend upon disputes, proceedings or transactions that involve our clients. Our clients may decide at any time to seek to resolve the dispute or proceeding or abandon the transaction. Our engagements can therefore terminate suddenly and without advance notice to us. If an engagement is terminated unexpectedly, the employee consultants working on the engagement could be underutilized until we assign them to other projects. Accordingly, the termination or significant reduction in the scope of a single large engagement could have a material adverse effect on our business, financial condition and results of operations.

POTENTIAL CONFLICTS OF INTERESTS MAY PRECLUDE US FROM ACCEPTING CERTAIN ENGAGEMENTS

We provide our services primarily in connection with significant or complex transactions, disputes or other matters that are usually adversarial or that involve sensitive client information. Our engagement by a client frequently precludes us from accepting engagements with the client's competitors or adversaries because of conflicts between their interests or positions on disputed issues or other reasons. Accordingly, the number of both potential clients and potential engagements is limited. Moreover, in many industries in which we provide consulting services, particularly in the telecommunications industry, there has been a continuing trend toward business consolidations and strategic alliances. These consolidations and alliances reduce the number of potential clients for our services and increase the chances that we will be unable to continue some of our ongoing engagements or accept new engagements as a result of conflicts

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULT OF OPERATIONS


of interests. Any such result could have a material adverse effect on our business, financial condition and results of operations.

WE FACE INTENSE COMPETITION FROM OTHER ECONOMIC AND BUSINESS CONSULTING FIRMS

The market for economic and business consulting services is intensely competitive, highly fragmented and subject to rapid change. We may be unable to compete successfully with our existing competitors or with any new competitors. In general, there are few barriers to entry into our markets, and we expect to face additional competition from new entrants into the economic and business consulting industries. In the legal and regulatory consulting market, we compete primarily with other economic consulting firms and individual academics. In the business consulting market, we compete primarily with other business and management consulting firms, specialized or industry-specific consulting firms, the consulting practices of large accounting firms, and the internal professional resources of existing and potential clients. Many of our competitors have national and international reputations as well as significantly greater personnel, financial, managerial, technical and marketing resources than we do. Some of our competitors also have a significantly broader geographic presence than we do.

OUR ENTRY INTO NEW LINES OF BUSINESS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

If we attempt to develop new practice areas or lines of business outside our core economic and business consulting services, that effort could have a material adverse effect on our results of operations. For example, in June 1997, we established and purchased a controlling interest in NeuCo LLC, which provides applications consulting services and a family of neural network software solutions and complementary applications for fossil-fired electric utilities. NeuCo has not been and may never be profitable. Our efforts in new practice areas and new lines of business involve inherent risks, including risks associated with inexperience and competition from mature participants in the markets we enter. Our inexperience may result in costly decisions that could have a material adverse effect on our business, financial condition and results of operations.

OUR ENGAGEMENTS MAY RESULT IN PROFESSIONAL LIABILITY

Our services typically involve difficult analytical assignments and carry risks of professional and other liability. Many of our engagements involve matters that could have a severe impact on the client's business, cause the client to lose significant amounts of money or prevent the client from pursuing desirable business opportunities. Accordingly, if a client is dissatisfied with our performance, the client could threaten or bring litigation in order to recover damages or to contest its obligation to pay our fees. Litigation alleging that we performed negligently or otherwise breached our obligations to the client could expose us to significant liabilities and tarnish our reputation. These outcomes could have a material adverse effect on our business, financial condition and results of operations.

"YEAR 2000" PROBLEMS MAY DISRUPT OUR OPERATIONS

Many existing computer systems and software products do not properly recognize dates after December 31, 1999. This "Year 2000" problem could result in system failures or miscalculations causing

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULT OF OPERATIONS


disruptions of operations. The inability of products, services and systems on which we rely to process dates after December 31, 1999 could seriously harm our business.

We have conducted tests and sought confirmation from our software vendors to determine whether the software we use is Year 2000 compliant. Based on the results of our investigation, we believe that all of our internal software systems are Year 2000 compliant, except for our time keeping and billing software. We are planning to replace our time-keeping and billing software with software that is Year 2000 compliant in the second half of calendar 1999. However, we may experience delays in implementing the replacement software, which could disrupt our operations, create delays in billing our clients and require us to spend significant amounts of money to correct the problem. Moreover, we may discover undetected Year 2000 errors or defects in our other internal software systems and, if such errors or defects are discovered, the costs of making such systems Year 2000 compliant could have a material adverse effect on our business, financial condition and results of operations.

We rely on third-party vendors that may not be Year 2000 compliant for certain of our equipment and services. To date, we have not conducted a Year 2000 review of all of our vendors. Failure of systems maintained by our vendors to operate properly with regard to the Year 2000 and thereafter could require us to incur significant unanticipated expenses to remedy any problems or replace affected vendors and could have a material adverse effect on our business, financial condition and results of operations.

PART II.  OTHER INFORMATION:


Item 1.  Legal Proceedings

As of the date of this filing, CRA is not a party to any legal proceedings the outcome of which, in the opinion of CRA's management, would have material adverse effect on CRA's business, financial condition or results of operations.

Item 2.  Changes in Securities and Use of Proceeds

      (c)   RECENT SALES OF UNREGISTERED SECURITIES

      CRA furnishes the following information as to all equity securities of CRA sold by CRA during the period covered by this quarterly report on Form 10-Q that were not registered under the Securities Act:

            (1) On December 15, 1998, CRA issued 95,379 shares of common stock to The Tilden Group, LLC and one of its members as part of the consideration for the acquisition of certain assets and the assumption of certain liabilities of The Tilden Group, LLC.

      In offering and selling the securities described above, CRA relied upon the exemption from registration set forth in Rule 506 of Regulation D under the Securities Act relating to offers and sales to a limited number of sophisticated investors and upon the exemption from registration set forth in Section 4(2) of the Securities Act relating to sales by an issuer not involving any public offering. The foregoing transaction did not involve a distribution or public offering. CRA did not engage any underwriters in connection with the foregoing transaction and did not pay any underwriting discounts or commissions.

      (d)   USE OF PROCEEDS

      CRA sold 1,796,875 shares of its common stock on April 29, 1998 and May 7, 1998, pursuant to a Registration Statement on Form S-1 (Registration No. 333-46941), which was declared effective by the Securities and Exchange Commission on April 23, 1998. Certain stockholders of CRA sold an aggregate of 719,325 shares of common stock pursuant to the registration statement. The managing underwriters of the offering were NationsBanc Montgomery Securities LLC and William Blair & Company. The aggregate gross proceeds to CRA and the selling stockholders from the offering were $33.2 million and $13.3 million, respectively. CRA's total expenses in connection with the offering were approximately $3.7 million, of which $2.3 million was for underwriting discounts and commissions and, based on CRA's reasonable estimate, approximately $1.4 million was for other expenses, of which $1.3 million was paid to persons other than directors or officers of CRA or their associates, persons owning more than 10 percent of any class of equity securities of CRA, or affiliates of CRA (collectively, "Affiliates") and of which approximately $100,000 was paid to a company wholly owned by a director for services in connection with the offering. CRA's net proceeds from the offering were approximately $29.5 million. Through February 19, 1999, CRA used $2.4 million of such net proceeds to pay a dividend to stockholders of record on April 28, 1998. A portion of the dividend was paid to Affiliates of CRA. On December 15, 1998, CRA used $7.5 million of net proceeds to purchase The Tilden Group, LLC. As of February 19, 1999, CRA had approximately $19.6 million of proceeds remaining from the offering, and pending use of the proceeds, CRA intends to continue to invest such proceeds primarily in investment-grade, short-term, interest-bearing instruments. The terms of CRA's bank line of credit place certain restrictions on CRA's ability to pay cash dividends on its common stock.


Item 6.  Exhibits and Reports on Form 8-K


      (a)   EXHIBITS

      2.1   Asset Purchase Agreement dated as of December 15, 1998, among
            CRA, The Tilden Group, LLC, Michael L. Katz and Carl Shapiro (filed as Exhibit 2.1 to CRA's Current Report on Form 8-K filed on December 30, 1998, and incorporated herein by reference).

      27.1  Financial Data Schedule

      99.1 Press Release of CRA dated March 1, 1999 announcing CRA's acquisition of substantially all of the assets of Financial Economic Group.

      (b)   REPORTS ON FORM 8-K

      On December 30, 1998, CRA filed a current report on Form 8-K, which reported the purchase of The Tilden Group, LLC on December 15, 1998.

      On January 21, 1999, CRA filed a current report on Form 8-K, which reported the elections of Steven C. Salop and Garth Saloner to the board of directors on September 14, 1998, and December 11, 1998, respectively.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Charles River Associates Incorporated



Date: April 5, 1999                   By: /s/ James C. Burrows
                                          --------------------------------------
                                           James C. Burrows
                                           President and Chief Executive Officer

Date: April 5, 1999                   By: /s/ Laurel E. Morrison
                                          --------------------------------------
                                           Laurel E. Morrison
                                           Chief Financial Officer,
                                           Vice President & Treasurer
                                           (Principal Financial and Accounting
                                           Officer)