Form 10-K/A
period 1998-11-28
CHARLES RIVER ASSOCIATES INC
filed 1999-05-07
CIK 1053706

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 2

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 3, 1999 (based on the closing sale price of $21.688 as quoted by the Nasdaq National Market as of such date) was approximately $128,740,315.

         As of May 5, 1999, the registrant had outstanding 8,468,544 shares of common stock.

         Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, the registrant hereby amends its Annual Report on Form 10-K for the year ended November 28, 1998 by amending and restating Item 11 of Part III in its entirety as follows:

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         Compensation Summary. The following table sets forth certain information concerning the compensation earned by CRA's Chief Executive Officer and other executive officers for services rendered in all capacities to CRA for the fiscal years ended November 29, 1997 and November 28, 1998.

                           SUMMARY COMPENSATION TABLE

                                                                                              LONG-TERM
                                                          ANNUAL COMPENSATION                COMPENSATION
                                                -----------------------------------------    -------------
                                                                                                AWARDS
                                                                               OTHER         -------------
                                                                               ANNUAL         SECURITIES       ALL OTHER
                                                                               COMPEN-        UNDERLYING        COMPEN-
   NAME AND PRINCIPAL POSITION        YEAR      SALARY($)     BONUS($)(1)    SATION($)(2)    OPTIONS(#)(3)    SATION($)(4)
   ---------------------------        ----      ---------     -----------    ------------    -------------    ------------

James C. Burrows.................     1998      $285,000       $800,000           --                 --          $17,779
  President and Chief Executive       1997       285,000        615,000           --                 --           22,371
  Officer

Laurel E. Morrison...............     1998       125,000        175,000           --             12,000           16,164
  Chief Financial Officer, Vice       1997       100,000        105,000           --                 --           20,519
   President, Finance and
   Administration, and Treasurer

Firoze E. Katrak.................     1998       232,500        500,000           --                 --           16,739
  Vice President                      1997       220,000        300,000           --                 --           21,331

William B. Burnett...............     1998       262,300        875,000           --              3,500           18,184
  Vice President                      1997       220,000        490,000           --                 --           22,776

-----------------
(1) For fiscal 1997, includes supplemental compensation bonuses of $115,000, $5,000, $100,000 and $65,000 for Dr. Burrows, Ms. Morrison, Dr. Katrak and Mr. Burnett, respectively.
(2) Other annual compensation in the form of perquisites and other personal benefits has been omitted because the aggregate amount of those perquisites and other personal benefits was less than $50,000 and constituted less than 10% of the executive officers' respective total annual salary and bonus.
(3) Represents shares of common stock issuable upon exercise of stock options granted under CRA's stock option plan.
(4) Represents contributions by CRA on behalf of the executive officer to CRA's Savings & Retirement Plan and Trust and premiums paid by CRA for term life insurance for the benefit of the executive officer.

         Option Grants in Last Fiscal Year. The following table sets forth for CRA's Chief Executive Officer and other executive officers certain information concerning stock options granted under CRA's stock option plan during the fiscal year ended November 28, 1998.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                   INDIVIDUAL GRANTS
                           --------------------------------------------------------------------       POTENTIAL REALIZABLE
                                                                                                        VALUE AT ASSUMED
                             NUMBER OF                                                                ANNUAL RATE OF STOCK
                             SECURITIES     PERCENT OF TOTAL                                         PRICE APPRECIATION FOR
                             UNDERLYING     OPTIONS GRANTED     EXERCISE                                 OPTION TERM(4)
                              OPTIONS       TO EMPLOYEES IN       PRICE                              ----------------------
          NAME             GRANTED(#)(1)     FISCAL YEAR(2)     ($/SH)(3)     EXPIRATION DATE          5%($)        10%($)
          ----             -------------    ----------------    ---------    ------------------      --------      --------

James C. Burrows........          --               --                --              --                    --            --

Laurel E. Morrison......      12,000             3.8%            $23.75      September 14, 2008      $179,280      $454,200

Firoze E. Katrak........          --               --                --              --                    --            --

William B. Burnett......       3,500              1.1             23.75      September 14, 2008        52,290       132,475

-----------------------
(1) Represents shares of common stock issuable upon exercise of incentive options granted on September 14, 1998 under CRA's stock option plan. The option granted to Ms. Morrison vests in four equal annual installments, the first of which vests on September 14, 1999. The option granted to Mr. Burnett vested immediately upon grant.
(2) In fiscal 1998, CRA granted to employees options to purchase an aggregate of 316,500 shares of common stock under CRA's stock option plan.
(3) All options were granted at fair market value as determined by the board of directors on the date of grant.
(4) Amounts reported in this column represent hypothetical values that may be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation of the price of the common stock over the term of the options. These numbers are calculated based on rules promulgated by the Securities and Exchange Commission and do not represent CRA's estimate of future stock price growth. Actual gains, if any, on stock option exercises and common stock holdings depend on the timing of the exercise of the option and the sale of the common stock, as well as the future performance of the common stock. The rates of appreciation assumed in this table may not be achieved and the officers may never receive the amounts reflected. This table does not take into account any appreciation in the price of the common stock from the date of grant to the current date. The values shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise.

         Fiscal Year-End Option Values. The following table sets forth certain information concerning stock options held at November 28, 1998 by CRA's Chief Executive Officer and other executive officers. No executive officer exercised any stock options in fiscal 1998.

                          FISCAL YEAR-END OPTION VALUES

                                                NUMBER OF SECURITIES UNDERLYING           VALUE OF UNEXERCISED
                                                    UNEXERCISED OPTIONS AT                IN-THE-MONEY OPTIONS
                                                        FISCAL YEAR-END                 AT FISCAL YEAR-END($)(1)
                                              ----------------------------------   ----------------------------------
                    NAME                      EXERCISABLE(#)    UNEXERCISABLE(#)   EXERCISABLE($)    UNEXERCISABLE($)
                    ----                      --------------    ----------------   --------------    ----------------

James C. Burrows............................          --                 --               --                 --

Laurel E. Morrison..........................          --             12,000               --                 --

Firoze E. Katrak............................          --                 --               --                 --

William B. Burnett..........................       3,500                 --               --                 --

------------------------
(1) Value is based on $22.50 per share, the last sale price of the common stock on November 28, 1998, as reported on the Nasdaq National Market. On that date, the value of the common stock was less than the applicable exercise price of these options. Actual gains, if any, on exercise will depend on the value of the common stock on the date of the sale of the shares.

DIRECTOR COMPENSATION

      CRA pays its non-employee directors an annual fee of $13,000 for their services as directors, plus $2,000 for each regular board meeting attended and $1,000 for each special board meeting attended. Directors who are also employees of CRA do not receive separate fees for their services as directors. See "Item
13. Certain Relationships and Related Transactions" in Amendment No. 1 to CRA's Form 10-K (as filed on March 26, 1999) for information concerning consulting fees paid by CRA to certain directors for their services as outside experts to CRA.

      Under CRA's 1998 Incentive and Nonqualified Stock Option Plan, each "outside director" who shall be re-elected as a director of CRA or whose term shall continue after an annual meeting of stockholders will on the date of the annual meeting receive a nonqualified option to purchase 5,000 shares of common stock at an exercise price equal to the fair market value of the common stock on that date. Each option will have a term of five years and will vest in full on the first anniversary of the date of grant. Each person who shall be first elected an outside director of CRA after the adoption of the stock option plan will receive on the date of his or her election as a director a nonqualified option to purchase 10,000 shares of common stock at an exercise price equal to the fair market value of the common stock on that date. Each option will have a term of five years and will vest in three equal annual installments, commencing on the first anniversary of the date of grant. CRA has submitted for approval by its stockholders at the special meeting of stockholders in lieu of annual meeting to be held on June 2, 1999 an amendment to the stock option plan that would extend the term of options granted to outside directors from five years to ten years. The amendment would take effect after stockholder approval and would not affect options previously granted to outside directors. Under the terms of the stock option plan, an"outside director" is a director who (a) is not an employee of CRA or any parent or subsidiary of CRA and (b) is not a consultant who provides economic consulting services to or in conjunction with CRA or any parent or subsidiary of CRA. Currently, the outside directors of CRA are Drs. Carl Kaysen, Rowland T. Moriarty and Garth Saloner. In accordance with the terms of CRA's stock option plan, in connection with CRA's annual meeting of stockholders in April 1998, each of Drs. Kaysen and Moriarty was granted a nonqualified option to purchase 5,000 shares of common stock at an exercise price of $18.50 per share. On his election to the board in December

1998, Dr. Saloner received a nonqualified option to purchase 10,000 shares at an exercise price of $24.75 per share.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The compensation committee currently consists of Drs. Franklin M. Fisher, Kaysen and Moriarty. Dr. Moriarty is Chairman of the board of managers and a member of NeuCo LLC, a subsidiary of CRA. For information concerning a stock restriction agreement to which Drs. Fisher, Kaysen and Moriarty are parties as well as certain payments by CRA to Drs. Fisher and Moriarty, see "Item 13. Certain Relationships and Related Transactions" in Amendment No. 1 to CRA's Form 10-K (as filed on March 26, 1999).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 7, 1999

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


/s/ Franklin M. Fisher          Chairman of the Board                             May 5, 1999
-----------------------------
Franklin M. Fisher


/s/ James C. Burrows            President, Chief Executive Officer and            May 7, 1999
-----------------------------   Director (Principal Executive Officer)
James C. Burrows


/s/ Laurel E. Morrison          Chief Financial Officer, Vice                     May 7, 1999
-----------------------------   President, Finance and Administration,
Laurel E. Morrison              and Treasurer (Principal Financial and
                                Accounting Officer)


/s/ William B. Burnett          Vice President and Director                       May 6, 1999
-----------------------------
William B. Burnett


/s/ Firoze E. Katrak            Vice President and Director                       May 5, 1999
-----------------------------
Firoze E. Katrak


                                Director
-----------------------------
Carl Kaysen


/s/ Rowland T. Moriarty         Director                                          May 7, 1999
-----------------------------
Rowland T. Moriarty

                                Director
-----------------------------
Garth Saloner


/s/ Steven C. Salop             Director                                          May  7, 1999
-----------------------------
Steven C. Salop