Form 10-Q
period 1999-05-14
CHARLES RIVER ASSOCIATES INC
filed 1999-06-25
CIK 1053706

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


           (x) Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the quarterly period ended MAY 14, 1999
         ---------------------------------------------------------------

                                       or

          ( ) Transition report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934



                        Commission file number: 000-24049
         ---------------------------------------------------------------


                      CHARLES RIVER ASSOCIATES INCORPORATED
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 MASSACHUSETTS                           04-2372210
         -------------------------------             -------------------
         (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)             Identification No.)

                200 CLARENDON STREET, T-33 BOSTON, MA 02116-5092
         ---------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  617-425-3000
         ---------------------------------------------------------------
               Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [ X ] No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of June 24, 1999 CRA had outstanding 8,468,544 shares of common stock.

                      CHARLES RIVER ASSOCIATES INCORPORATED
                                      INDEX





PART I.   FINANCIAL INFORMATION:
--------------------------------
                                                                            PAGE
                                                                            ----

     ITEM 1.   Financial Statements

               Consolidated Balance Sheets -
               May 14, 1999 and November 28, 1998..............................3

               Consolidated Statements of Income -
               Twelve and twenty-four weeks ended
               May 14, 1999 and May 15, 1998...................................4

               Consolidated Statements of Cash Flows -
               Twenty-four weeks ended
               May 14, 1999 and May 15, 1998...................................5

               Notes to Consolidated Financial Statements......................6

     ITEM 2.   Management's Discussion and
               Analysis of Financial Condition and
               Results of Operations...........................................9

     ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk.....19

PART II.  OTHER INFORMATION
---------------------------

     ITEM 1.   Legal Proceedings..............................................20

     ITEM 2.   Changes in Securities and Use of Proceeds......................20

     ITEM 6.   Exhibits and Reports on Form 8-K...............................21

     Signatures...............................................................22

PART I.   FINANCIAL INFORMATION:
--------------------------------

ITEM 1.   FINANCIAL STATEMENTS

                      CHARLES RIVER ASSOCIATES INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                                           NOVEMBER 28,  MAY 14,
                                                               1998       1999
                                                             -------    -------
ASSETS
Current assets:
  Cash and cash equivalents                                  $32,023    $14,405
  Short-term investments                                        --        4,900
  Accounts receivable, net of allowances of $727
    in 1998 and $981 in 1999 for doubtful accounts             9,867     13,990
  Unbilled services                                            6,614      8,214
  Prepaid expenses                                               496        530
  Deferred income taxes                                          573        573
                                                             -------    -------
Total current assets                                          49,573     42,612

Property and equipment, net                                    3,532      3,986
Goodwill, net of accumulated amortization of $204               --       10,851
Intangible assets, net of accumulated
  amortization of $54                                           --        1,446
Other assets                                                     230        217
                                                             -------    -------
Total assets                                                 $53,335    $59,112
                                                             =======    =======

LIABILITIES AND STOCKHOLDERS' EQUITY CURRENT LIABILITIES:
  Accounts payable                                           $ 2,529    $ 2,529
  Accrued expenses                                            13,408     11,628
  Deferred revenue and other liabilities                         407        538
  Current portion of notes payable to former
    stockholders                                                 339        401
                                                             -------    -------
Total current liabilities                                     16,683     15,096

Notes payable to former stockholders, net of
  current portion                                                542        235
Notes payable to minority interest holder                       --          130

Deferred rent                                                  1,449      1,388
Minority interest                                                 33       --

Commitments and contingencies

Stockholders' equity:
  Common stock (voting), no par value; 25,000,000
    shares authorized; 8,316,115 shares in 1998 and
    8,468,544 shares in 1999 issued and outstanding           30,992     34,906
  Deferred compensation                                         --          (95)
  Retained earnings                                            3,636      7,452
                                                             -------    -------

Total stockholders' equity                                    34,628     42,263
                                                             -------    -------
Total liabilities and stockholders' equity                   $53,335    $59,112
                                                             =======    =======

                             See accompanying notes.

                      CHARLES RIVER ASSOCIATES INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                        (In thousands, except share data)

                                                                      Twelve Weeks Ended                  Twenty-four Weeks Ended
                                                                   MAY 15,            MAY 14,            MAY 15,            MAY 14,
                                                                    1998               1999               1998               1999
                                                                 ----------         ----------         ----------         ----------

Revenues                                                         $   11,557         $   16,740         $   22,694         $   31,153
Costs of services                                                     6,916              9,399             13,402             18,082
                                                                 ----------         ----------         ----------         ----------
Gross profit                                                          4,641              7,341              9,292             13,071
General and administrative                                            2,585              4,098              5,339              7,184
                                                                 ----------         ----------         ----------         ----------
Income from operations                                                2,056              3,243              3,953              5,887
Interest income, net                                                    180                203                226                463
                                                                 ----------         ----------         ----------         ----------
Income before provision for income taxes
  and minority interest                                               2,236              3,446              4,179              6,350
Provision for income taxes:
  Current year operations                                               244              1,385                364              2,567
  Change in tax status                                                1,416               --                1,416               --
                                                                 ----------         ----------         ----------         ----------
Income before minority interest                                         576              2,061              2,399              3,783
Minority interest                                                        81               --                  133                 33
                                                                 ----------         ----------         ----------         ----------
Net income                                                       $      657         $    2,061         $    2,532         $    3,816
                                                                 ==========         ==========         ==========         ==========
Basic and diluted net income per share                           $     0.10         $     0.24         $     0.38         $     0.45
                                                                 ==========         ==========         ==========         ==========

Weighted average number of shares outstanding:
  Basic                                                           6,860,572          8,464,094          6,689,906          8,428,242
                                                                 ==========         ==========         ==========         ==========
  Diluted                                                         6,876,329          8,540,601          6,697,785          8,518,619
                                                                 ==========         ==========         ==========         ==========

Pro forma net income data:
  Net income as reported                                         $      657                            $    2,532
  Pro forma adjustment                                                  710                                    12
                                                                 ----------                            ----------
  Pro forma net income                                           $    1,367                            $    2,544
                                                                 ----------                            ----------
  Pro forma basic and diluted net income
    per share                                                    $     0.20                            $     0.37
                                                                 ==========                            ==========

  Weighted average number of shares
    outstanding
    Basic                                                         6,990,302                             6,819,636
                                                                 ==========                            ==========
    Diluted                                                       7,006,059                             6,827,515
                                                                 ==========                            ==========

                             See accompanying notes.

                      CHARLES RIVER ASSOCIATES INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                         Twenty-four Weeks Ended
                                                         -----------------------
                                                           MAY 15,     MAY 14,
                                                             1998        1999
                                                           -------     -------

OPERATING ACTIVITIES:
Net income                                                 $ 2,532     $ 3,816
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
  Depreciation and amortization                                464         893
  Deferred rent                                                165         (61)
  Deferred income taxes                                        896        --
  Minority interest                                           (133)        (33)
  Changes in operating assets and liabilities:
    Accounts receivable                                      1,586      (3,711)
    Unbilled services                                          (54)     (1,600)
    Prepaid expenses and other assets                         (333)        (59)
    Accounts payable, accrued expenses and
       other liabilities                                     4,960      (1,649)
                                                           -------     -------
Net cash provided by (used in) operating activities         10,083      (2,404)

INVESTING ACTIVITIES:
  Purchase of property and equipment                          (459)       (860)
  Purchase of short-term investments                          --        (4,900)
  Acquisition of business                                     --        (9,339)
                                                           -------     -------
Net cash used in investing activities                         (459)    (15,099)

FINANCING ACTIVITIES:
  Payments on notes payable to former stockholders            (239)       (245)
  Loan from minority interest holder                          --           130
  Issuance of Common stock                                  29,947        --
  Collection of notes receivable from stockholders           1,198        --
  Dividends paid                                           (12,555)       --
                                                           -------     -------
Net cash provided by (used in) financing activities         18,351        (115)
                                                           -------     -------

Net increase (decrease) in cash and cash
   equivalents                                              27,975     (17,618)
Cash and cash equivalents at beginning of year               2,054      32,023
                                                           -------     -------

Cash and cash equivalents at end of period                 $30,029     $14,405
                                                           =======     =======

Supplemental cash flow information:
  Cash paid for income taxes                               $  --       $ 1,060
                                                           =======     =======
  Issuance of common stock for acquired business           $  --       $ 3,815
                                                           =======     =======
  Issuance of common stock for future services             $  --       $   108
                                                           =======     =======

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

2.  UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND ESTIMATES

The consolidated balance sheet as of May 14, 1999, the consolidated statements of income for the twelve and twenty-four weeks ended May 15, 1998 and May 14, 1999 and the consolidated statements of cash flows for the twenty-four-week periods ended May 15, 1998 and May 14, 1999 are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of CRA's consolidated financial position, results of operations and cash flows.

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

4.  ACQUISITIONS

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

On February 25, 1999, CRA completed the acquisition of certain assets and the assumption of certain liabilities of the Financial Economic Consulting, or FinEcon, for an aggregate of $3.2 million in cash and CRA common stock. FinEcon was a privately held consulting firm specializing in financial, economic, and management consulting in business and commercial litigation. FinEcon is located in Los Angeles, California, which broadens CRA's West Coast operations and adds to the firm's established practice in finance. CRA accounted for the acquisition as a purchase and has included the results of the operations of the acquired business in the accompanying statements of operations from the date of acquisition. CRA has allocated the excess of the purchase price over the fair value of the net acquired assets to intangible assets, which consist primarily of goodwill.

                      CHARLES RIVER ASSOCIATES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The results of operations of the acquired companies prior to the dates of acquisitions would not have a material impact on the consolidated statements of income for the periods presented and, therefore, pro forma information has not been presented herein.

5.  INCOME TAXES

Until April 28, 1998, CRA had been treated for federal and certain state income tax purposes as an S corporation under the Internal Revenue Code of 1986, as amended. As a result, CRA's stockholders, rather than CRA, were required to pay federal and certain state income taxes based on CRA's taxable earnings. CRA filed its returns using the cash method of accounting. Upon the closing of CRA's initial public offering of common stock in April 1998, CRA's status as an S corporation terminated. CRA has presented a pro forma provision for income taxes as if CRA had been taxed as a C corporation for the entire period ended May 15, 1998.

At the time of the termination of CRA's status as an S corporation, CRA recorded a net deferred income tax liability and a one-time additional provision for income taxes of $1,416,000.

6.  NET INCOME PER SHARE AND PRO FORMA NET INCOME PER SHARE

Basic earnings per share represents net income divided by the weighted average shares of common stock outstanding during the period. Weighted average shares used in diluted earnings per share include 76,507 common stock equivalents for the second quarter of fiscal 1999 and 90,377 common stock equivalents for the twenty-four weeks ended May 14, 1999 arising from stock options using the treasury stock method.

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

7.  STOCKHOLDERS EQUITY

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

8.  ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131,

                      CHARLES RIVER ASSOCIATES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



"Disclosures About Segments of an Enterprise and Related Information." Both SFAS No. 130 and SFAS No. 131 are effective for CRA during the fiscal year beginning November 29, 1998. The adoption of these new accounting standards has not had a material impact on CRA's consolidated financial statements.

In December 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued a Statement of Position (SOP), "Reporting on the Costs of Start-up Activities," which will require companies upon adoption to expense start-up costs, including organization costs, as incurred. In addition, the SOP will require companies upon adoption to write off as a cumulative change in accounting principle any previously recorded start-up or organization costs. The SOP is effective for fiscal years beginning after December 15, 1998. At May 14, 1999, CRA had deferred start-up costs of $44,000. CRA believes that the adoption of this SOP will not have a material impact on CRA's consolidated financial statements.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires all derivatives to be recorded on the balance sheet at fair market value and establishes special accounting for certain types of hedges. CRA does not have any derivative instruments or engage in any hedging activities. The Statement is effective for fiscal years beginning after June 15, 2000; however, earlier adoption is allowed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS - TWELVE WEEKS ENDED MAY 15, 1998 COMPARED TO TWELVE WEEKS
--------------------------------------------------------------------------------
ENDED MAY 14, 1999
------------------

Revenues. Revenues increased by $5.2 million, or 44.8%, from $11.6 million for the second quarter of fiscal 1998 to $16.7 million for the second quarter of fiscal 1999. The increase in revenues was due primarily to an increase in the number of employee consultants, an increase in consulting services performed for new and existing clients during the period and, to a lesser extent, increased billing rates of CRA's consultants. The acquisition of personnel from The Tilden Group, LLC and to a lesser extent, FinEcon, also contributed to CRA's increase in revenue during the second quarter of fiscal 1999. The total number of employee consultants increased from 120 for the second quarter of fiscal 1998 to 165 for the second quarter of fiscal 1999. CRA experienced revenue increases during the second quarter of fiscal 1999 in its legal and regulatory consulting services, and in particular generated significant revenue increases in its newly formed practice in international trade, as well as from the finance and environment practice areas.

Costs of Services. Costs of services increased by $2.5 million, or 35.9%, from $6.9 million in the second quarter of fiscal 1998 to $9.4 million in the second quarter of fiscal 1999. As a percentage of revenues, costs of services decreased from 59.8% in the second quarter of fiscal 1998 to 56.1% in the second quarter of fiscal 1999. The decrease as a percentage of revenues was due primarily to an increase in bonuses paid to outside experts who source business to CRA. Bonuses paid to outside experts are included in General and Administrative costs. The number of outside experts, as described in this report, has increased as a result of acquisitions. Also, CRA's consulting staff did not increase at as fast a rate as the rate of increase of revenues in the second quarter of fiscal 1999.

General and Administrative. General and administrative expenses increased by $1.5 million, or 58.5%, from $2.6 million in the second quarter of fiscal 1998 to $4.1 million, in the second quarter of fiscal 1999. As a percentage of revenues, general and administrative expenses increased from 22.4% in the second quarter of fiscal 1998 to 24.5% in the second quarter of fiscal 1999. The increase in general and administrative expenses resulted from payments to outside experts and increased rents due to internal growth and amortization costs related to acquired businesses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Income, Net. Net interest income increased from $180,000 in second quarter of fiscal 1998 to $203,000 in the second quarter of fiscal 1999. This increase resulted primarily from interest earned on investments of the proceeds of CRA's initial public offering.

Provision for Income Taxes. Provision for income taxes decreased from $1.7 million in the second quarter of fiscal 1998 to $1.4 million in the second quarter of fiscal 1999. The provision for the second quarter of fiscal 1998 consists of $244,000, reflecting taxation as an S corporation for 67 days and taxation as a C corporate for 17 days, and $1.4 million for the change in tax status to a C corporation, while the provision for the second quarter of fiscal 1999 reflects taxation as a C corporation for the entire quarter.

Minority Interest. In June 1997, CRA established and purchased a controlling interest in NeuCo LLC, which provides applications consulting services and a family of neural network software solutions and complementary applications for fossil-fired electric utilities. Minority interest in the loss of NeuCo decreased from $81,000 in the second quarter of fiscal 1998 to zero in the second quarter of fiscal 1999 due to CRA's inability to allocate continued losses of NeuCo to the minority interest holders as its interest has been reduced to zero.

RESULTS OF OPERATIONS - TWENTY-FOUR WEEKS ENDED MAY 15, 1998 COMPARED TO TWENTY-
--------------------------------------------------------------------------------
FOUR WEEKS ENDED MAY 14, 1999
-----------------------------

Revenues. Revenues increased by $8.5 million, or 37.3%, from $22.7 million for the twenty-four weeks ended May 15, 1998 to $31.2 million for the twenty-four weeks ended May 14, 1999. The increase in revenues was due primarily to an increase in the number of employee consultants, an increase in consulting services performed for new and existing clients during the period and, to a lesser extent, increased billing rates of CRA's consultants. The acquisition of personnel from The Tilden Group, LLC and to a lesser extent, FinEcon, also contributed to CRA's increase in revenue during the second quarter of fiscal 1999. CRA experienced revenue increases during the twenty-four weeks ended May 14, 1999 in its legal and regulatory consulting services, specifically in its newly formed practice in international trade, as well as from the finance and environment practice areas.

Costs of Services. Costs of services increased by $4.7 million, or 34.9%, from $13.4 million in the twenty-four weeks ended May 15, 1998 to $18.1 million in the twenty-four weeks ended May 14, 1999. As a percentage of revenues, costs of services decreased slightly from 59.1% in the twenty-four weeks ended May 15, 1998 to 58.0% in the twenty-four weeks ended May 14, 1999. The decrease as a percentage of revenues were due primarily to an increase in bonuses paid to outside experts who source business to CRA. Bonuses paid to outside experts are included in General and Administrative costs. The number of outside experts, as described in this report, has increased as a result of acquisitions. Also, CRA's consulting staff did not increase at as fast a rate as the rate of increase of revenues in the twenty-four weeks ended May 14, 1999.

General and Administrative. General and administrative expenses increased by $1.9 million, or 34.6%, from $5.3 million in the twenty-four weeks ended May 15, 1998 to $7.2 million in the twenty-four weeks ended May 14, 1999. As a percentage of revenues, general and administrative expenses decreased from 23.5% in the twenty-four weeks ended May 15, 1998 to 23.1% in the twenty-four weeks ended May 14,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1999. The dollar increase in general and administrative expenses resulted from payments to outside experts and increased rents due to internal growth and amortization costs related to acquired businesses.

Interest Income, Net. Net interest income increased from $226,000 in twenty-four weeks ended May 15, 1998 to $463,000 in the twenty-four weeks ended May 14, 1999. This increase resulted primarily from interest earned on investments of the proceeds of CRA's initial public offering. This increase was offset slightly by interest payments made as part of the acquisition of Tilden.

Provision for Income Taxes. Provision for income taxes increased from $1.8 million in the twenty-four weeks ended May 15, 1998 to $2.6 million in the twenty-four weeks ended May 14, 1999. The provision for the twenty-four weeks ended May 15, 1998 consists of $364,000, reflecting taxation as an S corporation for 150 days and taxation as a C corporate for 17 days, and $1.4 million for the change in tax status to a C corporation, while the provision for the first two quarters of fiscal 1999 reflects taxation as a C corporation for the entire quarters.

Minority Interest. In June 1997, CRA established and purchased a controlling interest in NeuCo LLC, which provides applications consulting services and a family of neural network software solutions and complementary applications for fossil-fired electric utilities. Minority interest in the loss of NeuCo decreased from $133,000 in the twenty-four weeks ended May 15, 1998 to $33,000 in the twenty-four weeks ended May 14, 1999 due to CRA's inability to allocate continued losses of NeuCo to the minority interest holders as its interest has been reduced to zero.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of May 14, 1999, CRA had cash and cash equivalents of $19.3 million and working capital of $27.5 million. Net cash used in operating activities for the twenty-four weeks ended May 14, 1999 was $2.4 million, consisting primarily of a decrease in accounts payable and accrued expenses, which reflects bonus payments made to employees as well as increases in unbilled services and accounts receivable.

Cash used in investing activities for the purchase of property and equipment during the twenty-four weeks ended May 14, 1999 was $860,000. CRA used cash of $9.4 million in the twenty-four weeks ended May 14, 1999 in the acquisition of The Tilden Group, LLC on December 15, 1998 and Financial Economic Consulting, or FinEcon, on February 25, 1999.

CRA's financing activities used cash of $115,000 in the twenty-four weeks ended May 14, 1999 due primarily to payments made on notes payable to former shareholders.

CRA presently has available a $2.0 million revolving line of credit with BankBoston Corporation, which is secured by CRA's accounts receivable. This line of credit automatically renews each year on June 30 unless earlier terminated by either CRA or BankBoston. No borrowings were outstanding under this line of credit as of May 14, 1999.

On February 25, 1999, CRA completed the acquisition of certain assets and the assumption of certain liabilities of Financial Economic Consulting, or FinEcon, for an aggregate of $3.2 million in cash and CRA common stock. FinEcon was a privately held consulting firm specializing in financial, economic,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

and management consulting in business and commercial litigation. FinEcon is located in Los Angeles, California, which broadens CRA's West Coast operations and adds to the firm's established practice in finance. CRA accounted for the acquisition of FinEcon as a purchase and paid the cash portion of the purchase price from its working capital.

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

YEAR 2000 COMPLIANCE
--------------------

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

CRA has conducted tests and sought confirmation from its software vendors to determine whether the software CRA uses is Year 2000 compliant. Based on the results of the investigation, CRA believes that all of its internal software systems are Year 2000 compliant, except for its time keeping and billing software. CRA is currently working to replace its time-keeping and billing software with software that is Year 2000 compliant in the second half of calendar 1999. However, CRA may experience delays in implementing the replacement software, which could disrupt its operations, create delays in billing its clients and require it to spend significant amounts of money to correct the problem. CRA expects the replacement software to cost approximately $200,000. Moreover, CRA may discover undetected Year 2000 errors or defects in its other internal software systems and, if such errors or defects are discovered, the costs of making such systems Year 2000 compliant could have a material adverse effect on CRA's business, financial condition and results of operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

WE DEPEND ON OUR OUTSIDE EXPERTS

We depend on our existing relationships with our exclusive outside experts. We believe that these outside experts are highly regarded in their fields and that each offers a combination of knowledge, experience and expertise that would be very difficult to replace. We also believe that we have been able to secure some engagements and attract consultants in part because we could offer the services of these outside experts. Most of these outside experts can limit their relationships with us at any time for any reason. These reasons could include affiliations with universities whose policies prohibit accepting certain engagements, the pursuit of other interests and retirement. Twelve of our approximately 45 outside experts have entered agreements with us that restrict their right to compete with us. The limitation or termination of any of their relationships with us or competition from any of them following the termination of their non-competition agreements with us could have a material adverse effect on our business, financial condition and results of operations.

To meet our long-term growth targets, we also need to establish ongoing relationships with additional outside experts that have reputations as leading experts in their fields. We may be unable to establish relationships with any additional outside experts. In addition, any relationship that we do establish may not help us meet our objectives or generate the revenues or earnings that we anticipate.

WE NEED TO HIRE ADDITIONAL QUALIFIED CONSULTANTS AS EMPLOYEES

We must hire increasing numbers of highly qualified, highly educated consultants as employees. Only a relatively small number of potential employees meet our hiring criteria, and we face significant competition for these employees from our direct competitors, academic institutions, government

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

WE MAY BE UNABLE TO MANAGE OUR EXPANDING BUSINESS SUCCESSFULLY

We have been experiencing significant growth in our revenues and employee base as a result of both internal growth and acquisitions. This growth creates new and increased management, consulting and training responsibilities for our employee consultants. This growth also increases the demands on our internal systems, procedures and controls, and on our managerial, administrative, financial, marketing and other resources. We depend heavily upon the managerial, operational and administrative skills of our officers. Nonetheless, new responsibilities and demands may adversely affect the overall quality of our work. No member of our management team has experience in managing a public company other than CRA. We have also recently opened offices in new geographic locations and may open additional offices in the future. Opening new offices may entail substantial start-up and maintenance costs. Any failure on our part to improve our internal systems, procedures and controls, to attract, train, motivate, supervise and retain additional professional, managerial, administrative, financial, marketing and other personnel, or otherwise to manage growth successfully could have a material adverse effect on our business, financial condition and results of operations.

FLUCTUATIONS IN OUR QUARTERLY REVENUES AND RESULTS OF OPERATIONS COULD DEPRESS THE MARKET PRICE OF OUR COMMON STOCK

We may experience significant fluctuations in our revenues and results of operations from one quarter to the next. If our revenues or net income in a quarter fall below the expectations of securities analysts or investors, the market price of our common stock could fall significantly. Our results of operations in any quarter can fluctuate for many reasons, including the following:

        o   the number of weeks in the quarter
        o   the number, scope and timing of client engagements
        o the extent to which we can reassign employee consultants efficiently from one engagement to the next
        o   employee hiring
        o   the extent of discounting or cost overruns
        o severe weather conditions and other factors affecting employee productivity

Because we generate almost all of our revenues from consulting services that we provide on an hourly-fee basis, our revenues in any period are directly related to the number of our employee consultants, their billing rates and the number of billable hours they work in that period. We have a limited ability to increase any of these factors in the short term. Accordingly, if we underutilize our consultants during one part of a fiscal period, we may be unable to compensate by augmenting revenues during another part

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

ACQUISITIONS MAY DISRUPT OUR OPERATIONS OR ADVERSELY AFFECT OUR RESULTS

In December 1998 we acquired The Tilden Group, LLC and in February 1999 we acquired Financial Economic Consulting. Prior to these recent acquisitions, we had never acquired another business. We may be unable to manage these companies profitably or successfully integrate their operations with our own. Moreover, we may be unable to identify, acquire, successfully integrate or profitably manage any other businesses without substantial expense, delay or other operational or financial problems. Competition for acquisition opportunities in our markets could increase the price we pay for businesses we acquire and could reduce the number of potential acquisition targets. We may be unable to achieve the financial, operational and other benefits we anticipate from any acquisition. Further, acquisitions may involve a number of special risks, such as:

        o   one-time charges related to the acquisition
        o   diversion of our management's time, attention and resources
        o   loss of key acquired personnel
        o increased costs to improve or coordinate managerial, operational, financial and administrative systems
        o   dilutive issuances of equity securities
        o   the assumption of legal liabilities
        o   amortization of acquired intangible assets
        o   difficulties in integrating diverse corporate cultures
        o   additional conflicts of interests

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

WE DEPEND ON OUR ANTITRUST AND MERGERS AND ACQUISITIONS CONSULTING BUSINESS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

POTENTIAL CONFLICTS OF INTERESTS MAY PRECLUDE US FROM ACCEPTING CERTAIN ENGAGEMENTS

We provide our services primarily in connection with significant or complex transactions, disputes or other matters that are usually adversarial or that involve sensitive client information. Our engagement by a client frequently precludes us from accepting engagements with the client's competitors or adversaries because of conflicts between their interests or positions on disputed issues or other reasons. Accordingly, the number of both potential clients and potential engagements is limited. Moreover, in many industries in which we provide consulting services, particularly in the telecommunications industry, there has been a continuing trend toward business consolidations and strategic alliances. These consolidations and alliances reduce the number of potential clients for our services and increase the chances that we will be unable to continue some of our ongoing engagements or accept new engagements as a result of conflicts of interests. Any such result could have a material adverse effect on our business, financial condition and results of operations.

WE FACE INTENSE COMPETITION FROM OTHER ECONOMIC AND BUSINESS CONSULTING FIRMS

The market for economic and business consulting services is intensely competitive, highly fragmented and subject to rapid change. We may be unable to compete successfully with our existing competitors or with any new competitors. In general, there are few barriers to entry into our markets, and we expect to face additional competition from new entrants into the economic and business consulting industries. In the legal and regulatory consulting market, we compete primarily with other economic consulting firms and individual academics. In the business consulting market, we compete primarily with other business and management consulting firms, specialized or industry-specific consulting firms, the consulting

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are currently working to replace our time-keeping and billing software with software that is Year 2000 compliant in the second half of calendar 1999. However, we may experience delays in implementing the replacement software, which could disrupt our operations, create delays in billing our clients and require us to spend significant amounts of money to correct the problem. CRA expects the replacement software to cost approximately $200,000. Moreover, we may discover undetected Year 2000 errors or defects in our other internal software systems and, if such errors or defects are discovered, the costs of making such systems Year 2000 compliant could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of May 14, 1999, CRA is exposed to market risks which primarily include changes in U.S. interest rates.

CRA maintains a portion of its cash and cash equivalents in financial instruments with purchased maturities of one year or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. Due to the relatively short duration of these financial instruments, an immediate increase in interest rates would have a material effect upon CRA's financial position.

CRA maintains a portion of its short-term investments in financial instruments with purchased maturities of two years or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. Due to the relatively short duration of these financial instruments, an immediate increase in interest rates would not have a material effect upon CRA's financial position.

PART II.  OTHER INFORMATION:
----------------------------

ITEM 1.   LEGAL PROCEEDINGS

As of the date of this filing, CRA is not a party to any legal proceedings the outcome of which, in the opinion of CRA's management, would have material adverse effect on CRA's business, financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c) Recent Sales of Unregistered Securities
             ---------------------------------------

         CRA furnishes the following information as to all equity securities of CRA sold by CRA during the period covered by this quarterly report on Form 10-Q that were not registered under the Securities Act:

             (1) On February 25, 1999, CRA issued 52,650 shares of common stock to Warren Bradford Cornell as part of the consideration for the acquisition of certain assets and the assumption of certain liabilities of Financial Economic Consulting, a sole proprietorship, owned by Dr. Cornell.

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

         (d) Use of Proceeds
             ---------------

         CRA sold 1,796,875 shares of its common stock on April 29, 1998 and May 7, 1998, pursuant to a Registration Statement on Form S-1 (Registration No. 333-46941), which was declared effective by the Securities and Exchange Commission on April 23, 1998. Certain stockholders of CRA sold an aggregate of 719,325 shares of common stock pursuant to the registration statement. The managing underwriters of the offering were NationsBanc Montgomery Securities LLC and William Blair & Company. The aggregate gross proceeds to CRA and the selling stockholders from the offering were $33.2 million and $13.3 million, respectively. CRA's total expenses in connection with the offering were approximately $3.7 million, of which $2.3 million was for underwriting discounts and commissions and approximately $1.4 million was for other expenses, of which $1.3 million was paid to persons other than directors or officers of CRA or their associates, persons owning more than 10 percent of any class of equity securities of CRA, or affiliates of CRA (collectively, "Affiliates") and of which approximately $100,000 was paid to a company wholly owned by a director for services in connection with the offering. CRA's net proceeds from the offering were approximately $29.5 million. CRA used $2.4 million of such net proceeds to pay a dividend to stockholders of record on April 28, 1998. A portion of the dividend was paid to Affiliates of CRA. In January 1999, CRA used $7.5 million of such net proceeds to purchase The Tilden Group, LLC. On February 25, 1999, CRA used $1.9 million of such net proceeds to purchase Financial Economic Consulting, a sole proprietorship, owned by Warren Bradford Cornell. As of May

14, 1999, CRA had approximately $17.7 million of proceeds remaining from the offering, and pending use of the proceeds, CRA intends to continue to invest such proceeds primarily in investment-grade, short-term, interest-bearing instruments. The terms of CRA's bank line of credit place certain restrictions on CRA's ability to pay cash dividends on its common stock.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


         (a) Exhibits
             --------

         27.1     Financial Data Schedule


         (b) Reports on Form 8-K
             -------------------

         Charles River Associates Incorporated did not file any Reports on Form 8-K during the quarter ended May 14, 1999.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                Charles River Associates Incorporated



 Date: June 25, 1999            By: /s/ James C. Burrows
                                ----------------------------------------
                                    James C. Burrows
                                    President and Chief Executive Officer

 Date: June 25, 1999            By: /s/ Laurel E. Morrison
                                ----------------------------------------
                                    Laurel E. Morrison
                                    Chief Financial Officer
                                    Vice President & Treasurer
                                    (Principal Financial and Accounting Officer)