Form 10-Q
period 1999-09-03
CHARLES RIVER ASSOCIATES INC
filed 1999-10-12
CIK 1053706

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


           (x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended SEPTEMBER 3, 1999


                                       or

          ( ) Transition report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934



                        Commission file number: 000-24049



                      CHARLES RIVER ASSOCIATES INCORPORATED

             (Exact name of registrant as specified in its charter)


                      MASSACHUSETTS                        04-2372210
            (State or other jurisdiction of             (I.R.S. Employer
            incorporation or organization)             Identification No.)

                200 CLARENDON STREET, T-33 BOSTON, MA 02116-5092
               (Address of principal executive offices) (Zip Code)

                                  617-425-3000
               Registrant's telephone number, including area code

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

         As of September 29, 1999 CRA had outstanding 8,468,544 shares of common stock.

                      CHARLES RIVER ASSOCIATES INCORPORATED
                                      INDEX



PART I.   FINANCIAL INFORMATION:
                                                                                       PAGE
                                                                                       ----

         ITEM 1.           Financial Statements

                           Consolidated Balance Sheets  -
                           September 3, 1999 and November 28, 1998.....................   3

                           Consolidated Statements of Income  -
                           Sixteen and forty weeks ended
                           September 3, 1999 and September 4, 1998.....................   4

                           Consolidated Statements of Cash Flows  -
                           Forty weeks ended
                           September 3, 1999 and September 4, 1998.....................   5

                           Notes to Consolidated Financial Statements..................   6

         ITEM 2.           Management's Discussion and
                           Analysis of Financial Condition and
                           Results of Operations.......................................   9

         ITEM 3.           Quantitative and Qualitative Disclosures about Market
                            Risk.......................................................  19

PART II.   OTHER INFORMATION

         ITEM 1.           Legal Proceedings...........................................  20

         ITEM 6.           Exhibits and Reports on Form 8-K............................  20

         Signatures....................................................................  21

PART I.  FINANCIAL INFORMATION:

ITEM 1.  FINANCIAL STATEMENTS

                      CHARLES RIVER ASSOCIATES INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                             NOVEMBER 28,    SEPTEMBER 3,
                                                                 1998          1999
                                                                 ----          ----

ASSETS
Current assets:
  Cash and cash equivalents                                     $32,023      $14,996
  Short-term investments                                             --        7,100
  Accounts receivable, net of allowances of $727
    in 1998 and $952 in 1999 for doubtful accounts                9,867       14,444
  Unbilled services                                               6,614        8,086
  Prepaid expenses                                                  496          423
  Deferred income taxes                                             573          573
                                                                -------      -------

Total current assets                                             49,573       45,622

Property and equipment, net                                       3,532        4,014
Goodwill, net of accumulated amortization of $374                    --       10,681
Intangible assets, net of accumulated amortization of $110           --        1,390
Other assets                                                        230          172
                                                                -------      -------

Total assets                                                    $53,335      $61,879
                                                                -------      -------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                              $ 2,529      $ 2,743
  Accrued expenses                                               13,408       11,505
  Deferred revenue and other liabilities                            407          547
  Current portion of notes payable to former stockholders           339          401
                                                                -------      -------


Total current liabilities                                        16,683       15,196

Notes payable to former stockholders, net of current portion        542          235
Notes payable to minority interest holder                            --          130

Deferred rent                                                     1,449        1,276
Minority interest                                                    33           --

Commitments and contingencies

Stockholders' equity:
  Preferred stock, no par value; 1,000,000 shares authorized;
    none issued or outstanding                                       --           --
  Common stock, no par value; 25,000,00 shares
    authorized; 8,316,115 shares in 1998 and 8,468,544 shares
    in 1999 issued and outstanding                               30,992       34,906
  Deferred compensation                                              --          (87)
  Retained earnings                                               3,636       10,223
                                                                -------      -------



Total stockholders' equity                                       34,628       45,042
                                                                -------      -------
Total liabilities and stockholders' equity                      $53,335      $61,879
                                                                =======      =======


                             See accompanying notes.

                      CHARLES RIVER ASSOCIATES INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                 (In thousands, except share and per share data)




                                                  SIXTEEN WEEKS ENDED               FORTY WEEKS ENDED
                                                  -------------------               -----------------
                                              SEPTEMBER 4,    SEPTEMBER 3,    SEPTEMBER 4,       SEPTEMBER 3,
                                                  1998            1999           1998              1999
                                                  ----            ----           ----              ----
Revenues                                      $   16,465      $   23,480      $   39,159      $   54,633
Costs of services                                  9,983          13,240          23,385          31,322
                                              ----------      ----------      ----------      ----------
Gross profit                                       6,482          10,240          15,774          23,311
General and administrative                         3,657           5,786           8,996          12,970
                                              ----------      ----------      ----------      ----------
Income from operations                             2,825           4,454           6,778          10,341
Interest income, net                                 383             235             609             698
                                              ----------      ----------      ----------      ----------
Income before provision for income taxes
  and minority interest                            3,208           4,689           7,387          11,039
Provision for income taxes:
  Current year operations                          1,331           1,918           1,695           4,485
  Change in tax status                                --              --           1,416              --
                                              ----------      ----------      ----------      ----------
Income before minority interest                    1,877           2,771           4,276           6,554
Minority interest                                    109              --             242              33
                                              ----------      ----------      ----------      ----------
Net income                                    $    1,986      $    2,771      $    4,518      $    6,587
                                              ==========      ==========      ==========      ==========

  Basic net income per share                  $     0.24      $     0.33      $     0.62      $     0.78
                                              ==========      ==========      ==========      ==========
  Basic weighted average shares                8,316,115       8,468,544       7,343,333       8,444,421
                                              ==========      ==========      ==========      ==========

  Diluted net income per share                $     0.24      $     0.32      $     0.61      $     0.77
                                              ==========      ==========      ==========      ==========
  Diluted weighted average shares              8,412,429       8,549,212       7,386,741       8,530,900
                                              ==========      ==========      ==========      ==========

                             See accompanying notes.

                     CHARLES RIVER ASSOCIATES INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                          Forty Weeks Ended
                                                                                          -----------------
                                                                                      SEPTEMBER 4,  SEPTEMBER 3,
                                                                                        1998           1999
                                                                                        ----           ----
OPERATING ACTIVITIES:
Net income                                                                           $  4,518       $  6,587
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
  Depreciation and amortization                                                           760          1,548
  Deferred rent                                                                           108           (173)
  Deferred income taxes                                                                   896             --
  Loss on retirement of fixed assets                                                      193             --
  Minority interest                                                                      (242)           (33)
Changes in operating assets and liabilities, net of effect of business acquisitions:
    Accounts receivable                                                                 1,333         (4,165)
    Unbilled services                                                                    (914)        (1,472)
    Prepaid expenses and other assets                                                     (60)            93
    Accounts payable, accrued expenses and other liabilities                            6,331         (1,549)
                                                                                     --------      ---------
Net cash provided by operating activities                                              12,923            836

INVESTING ACTIVITIES:
  Purchase of property and equipment                                                   (1,131)        (1,309)
  Purchase of short-term investments                                                       --         (7,100)
  Acquisition of business                                                                  --         (9,339)
                                                                                     --------      ---------
Net cash used in investing activities                                                  (1,131)       (17,748)

FINANCING ACTIVITIES:
  Payments on notes payable to former stockholders                                       (257)          (245)
  Loan from minority interest holder                                                       --            130
  Issuance of common stock                                                             29,511             --
  Collection of notes receivable from stockholders                                      1,198             --
  Dividends paid                                                                      (12,555)            --
                                                                                     --------      ---------
Net cash provided by (used in) financing activities                                    17,897           (115)
                                                                                     --------      ---------

Net increase (decrease) in cash and cash equivalents                                   29,689        (17,027)
Cash and cash equivalents at beginning of year                                          2,054         32,023
                                                                                     --------      ---------

Cash and cash equivalents at end of period                                           $ 31,743       $ 14,996
                                                                                     ========       ========

Supplemental cash flow information:
  Cash paid for income taxes                                                         $     --       $  4,297
                                                                                     ========       ========
  Issuance of common stock for acquired business                                     $     --       $  3,815
                                                                                     ========       ========
  Issuance of common stock for future services                                       $     --       $    108
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

2.  UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND ESTIMATES

The consolidated balance sheet as of September 3, 1999, the consolidated statements of income for the sixteen and forty weeks ended September 4, 1998 and September 3, 1999 and the consolidated statements of cash flows for the forty weeks ended September 4, 1998 and September 3, 1999 are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of CRA's consolidated financial position, results of operations and cash flows.

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

4.  ACQUISITIONS

On December 15, 1998, CRA acquired certain assets and assumed certain liabilities of The Tilden Group, LLC, a consulting firm in the business of conducting economic analyses for litigation, public policy design, and business strategy development, for an aggregate of $9.6 million in cash and CRA common stock. CRA accounted for the acquisition as a purchase and has included the results of the operations of the acquired business in CRA's statements of income from the date of acquisition. CRA has allocated the excess of the purchase price over the fair value of the net acquired assets to intangible assets, which consist primarily of goodwill.

On February 25, 1999, CRA completed the acquisition of certain assets and the assumption of certain liabilities of the Financial Economic Consulting, or FinEcon, for an aggregate of $3.2 million in cash and CRA common stock. FinEcon was a privately held consulting firm specializing in financial, economic, and management consulting in business and commercial litigation. FinEcon is located in Los Angeles, California, which broadens CRA's West Coast operations and adds to the firm's established practice in finance. CRA accounted for the acquisition as a purchase and has included the results of the operations of the acquired business in CRA's statements of income from the date of acquisition. CRA has allocated the excess of the purchase price over the fair value of the net acquired assets to intangible assets, which consist primarily of goodwill.

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

6.  NET INCOME PER SHARE

Basic earnings per share represents net income divided by the weighted average shares of common stock outstanding during the period. Weighted average shares used in diluted earnings per share include 80,668 common stock equivalents for the third quarter of fiscal 1999 and 86,479 common stock equivalents for the forty weeks ended September 3, 1999 arising from stock options using the treasury stock method.

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

In December 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued a Statement of Position (SOP), "Reporting on the Costs of Start-up Activities," which will require companies upon adoption to expense start-up costs, including organization costs, as incurred. In addition, the SOP will require companies upon adoption to write off

                     CHARLES RIVER ASSOCIATES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

as a cumulative change in accounting principle any previously recorded start-up or organization costs. The SOP is effective for fiscal years beginning after December 15, 1998. At September 3, 1999, CRA had deferred start-up costs of $40,000. CRA believes that the adoption of this SOP will not have a material impact on CRA's consolidated financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In addition to historical information, this quarterly report contains forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors." CRA cautions readers not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date of this report. CRA undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this quarterly report and in other documents that CRA files from time to time with the Securities and Exchange Commission.

RESULTS OF OPERATIONS - SIXTEEN WEEKS ENDED SEPTEMBER 3, 1999 COMPARED TO SIXTEEN WEEKS ENDED SEPTEMBER 4, 1998

Revenues. Revenues increased by $7.0 million, or 42.6%, from $16.5 million for the third quarter of fiscal 1998 to $23.5 million for the third quarter of fiscal 1999. The increase in revenues was due primarily to an increase in the number of employee consultants, an increase in consulting services performed for new and existing clients during the period and, to a lesser extent, increased billing rates of CRA's consultants. The acquisition of personnel from The Tilden Group and FinEcon also contributed to CRA's increase in revenue during the third quarter of fiscal 1999. The total number of employee consultants increased from 137 at September 4, 1998 to 202 at September 3, 1999. CRA experienced revenue increases during the third quarter of fiscal 1999 in its legal and regulatory consulting services, and in particular generated significant revenue increases in its newly formed practice in international trade, as well as in its finance and environment practice areas.

Costs of Services. Costs of services increased by $3.2 million, or 32.6%, from $10.0 million in the third quarter of fiscal 1998 to $13.2 million in the third quarter of fiscal 1999. As a percentage of revenues, costs of services decreased from 60.6% in the third quarter of fiscal 1998 to 56.4% in the third quarter of fiscal 1999. The decrease as a percentage of revenues was due primarily to a relative decrease in bonuses paid to employee consultants who source business to CRA.

General and Administrative. General and administrative expenses increased by $2.1 million, or 58.2%, from $3.7 million in the third quarter of fiscal 1998 to $5.8 million, in the third quarter of fiscal 1999. As a percentage of revenues, general and administrative expenses increased from 22.2% in the third quarter of fiscal 1998 to 24.6% in the third quarter of fiscal 1999. The increase in general and administrative expenses resulted from bonus payments to outside experts and increased rents due to internal growth and amortization costs related to acquired businesses. The number of outside experts has increased as a result of acquisitions.

Interest Income, Net. Net interest income decreased from $383,000 in third quarter of fiscal 1998 to $235,000 in the third quarter of fiscal 1999. This decrease resulted primarily from lower cash balances as a result of payments to acquire The Tilden Group and FinEcon.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Provision for Income Taxes. Provision for income taxes increased from $1.3 million in the third quarter of fiscal 1998 to $1.9 million in the third quarter of fiscal 1999. The increase was due to higher income in the current year quarter.

Minority Interest. In June 1997, CRA established and purchased a controlling interest in NeuCo LLC, which provides applications consulting services and a family of neural network software solutions and complementary applications for fossil-fired electric utilities. Minority interest in the loss of NeuCo decreased from $109,000 in the third quarter of fiscal 1998 to zero in the third quarter of fiscal 1999 due to CRA's inability to allocate continued losses of NeuCo to the minority interest holders as their minority interest accounts have been reduced to zero.

RESULTS OF OPERATIONS - FORTY WEEKS ENDED SEPTEMBER 3, 1999 COMPARED TO FORTY WEEKS ENDED SEPTEMBER 4, 1998

Revenues. Revenues increased by $15.5 million, or 39.5%, from $39.2 million for the forty weeks ended September 4, 1998 to $54.6 million for the forty weeks ended September 3, 1999. The increase in revenues was due primarily to an increase in the number of employee consultants, an increase in consulting services performed for new and existing clients during the period and, to a lesser extent, increased billing rates of CRA's consultants. CRA experienced revenue increases during the forty weeks ended September 3, 1999 in its legal and regulatory consulting services, specifically in its newly formed practice in international trade, as well as in its finance, environment and telecommunications practice areas.

Costs of Services. Costs of services increased by $7.9 million, or 33.9%, from $23.4 million in the forty weeks ended September 4, 1998 to $31.3 million in the forty weeks ended September 3, 1999. As a percentage of revenues, costs of services decreased from 59.7% in the forty weeks ended September 4, 1998 to 57.3% in the forty weeks ended September 3, 1999. The decrease as a percentage of revenues was due primarily to a relative decrease in bonuses paid to employee consultants who source business to CRA.

General and Administrative. General and administrative expenses increased by $4.0 million, or 44.2%, from $9.0 million in the forty weeks ended September 4, 1998 to $13.0 million in the forty weeks ended September 3, 1999. As a percentage of revenues, general and administrative expenses increased slightly from 23.0% in the forty weeks ended September 4, 1998 to 23.7% in the forty weeks ended September 3, 1999. The dollar increase in general and administrative expenses resulted from bonus payments to outside experts and increased rents due to internal growth and amortization costs related to acquired businesses.

Interest Income, Net. Net interest income increased from $609,000 in the forty weeks ended September 4, 1998 to $698,000 in the forty weeks ended September 3, 1999. This increase resulted primarily from interest earned on investments of the proceeds of CRA's initial public offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Provision for Income Taxes. Provision for income taxes increased from $3.1 million in the forty weeks ended September 4, 1998 to $4.5 million in the forty weeks ended September 3, 1999. The provision for the forty weeks ended September 4, 1998 consists of $1.7 million, reflecting taxation as an S corporation for 150 days and taxation as a C corporation for 130 days, and $1.4 million for the change in tax status to a C corporation, while the provision for the first three quarters of fiscal 1999 reflects taxation as a C corporation for the entire period.

Minority Interest. In June 1997, CRA established and purchased a controlling interest in NeuCo. Minority interest in the loss of NeuCo decreased from $242,000 in the forty weeks ended September 4, 1998 to $33,000 in the forty weeks ended September 3, 1999 due to CRA's inability to allocate continued losses of NeuCo to the minority interest holders as their minority interest accounts have been reduced to zero.

LIQUIDITY AND CAPITAL RESOURCES

As of September 3, 1999, CRA had cash and cash equivalents of $15.0 million and working capital of $30.4 million. Cash generated by operating activities for the forty weeks ended September 3, 1999 was $836,000, resulting primarily from net income of $6.6 million and an increase in accounts payable and accrued expenses.

Cash used in investing activities for the purchase of property and equipment during the forty weeks ended September 3, 1999 was $1.3 million. CRA used cash of $9.4 million in the forty weeks ended September 3, 1999 in the acquisition of The Tilden Group on December 15, 1998 and FinEcon on February 25, 1999. In addition, CRA used cash of $7.1 million for the purchase of short-term investments during the forty weeks ended September 3, 1999.

CRA's financing activities used cash of $115,000 in the forty weeks ended September 3, 1999, due primarily to payments made on notes payable to former shareholders.

CRA presently has available a $2.0 million revolving line of credit with BankBoston Corporation, which is secured by CRA's accounts receivable. This line of credit automatically renews each year on June 30 unless earlier terminated by either CRA or BankBoston. No borrowings were outstanding under this line of credit as of September 3, 1999.

CRA believes that existing cash balances and credit available under its bank line of credit will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months and for the foreseeable future thereafter.

To date, inflation has not had a material impact on CRA's financial results. Inflation may adversely affect CRA's future financial results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR 2000 COMPLIANCE

The following information constitutes a "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure Act.

Many existing computer systems and software products do not properly recognize dates after December 31, 1999. This "Year 2000" problem could result in system failures or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. The inability of products, services and systems on which CRA relies to process dates after December 31, 1999 could seriously harm CRA's business.

CRA has conducted tests and sought confirmation from software vendors to determine whether the software it uses is Year 2000 compliant. Based on the results of its investigation, CRA believes that all of its internal software systems are Year 2000 compliant, except for its time-keeping and billing software. CRA is planning to replace its time-keeping and billing software with software that is Year 2000 compliant in the second half of calendar 1999. CRA has purchased replacement time-keeping and billing software that has been represented to be Year 2000 compliant. CRA is currently modifying this software to simplify data entry and to customize reports to conform to CRA's current billing practices. CRA expects to have completed, tested and implemented these modifications by the end of October 1999. CRA believes that, with respect to its internal systems, its reasonably likely worst case scenario is that it will not have completed, tested and implemented these modifications on time. In that event, CRA's contingency plan is to use the time-keeping and billing software without the modifications, which will cause CRA to rely on manual methods for some aspects of data entry and bill preparation. CRA believes these manual methods could cause it to incur significant additional labor expenses, but will not cause significant delays in the preparation and mailing of bills to clients.

CRA estimates that the aggregate incremental costs that it has incurred and will incur in order to comply with Year 2000 requirements will not exceed $200,000. However, CRA may experience delays in implementing the replacement software, which could disrupt its operations, create delays in billing clients and require CRA to spend significant amounts of money to correct the problem. Moreover, CRA may discover undetected Year 2000 errors or defects in its other internal software systems and, if such errors or defects are discovered, the costs of making such systems Year 2000 compliant could have a material adverse effect on CRA's business, financial condition and results of operations.

CRA relies on third-party vendors that may not be Year 2000 compliant for some equipment and services. To date, CRA has not conducted a Year 2000 review of all of its vendors. In many cases, these vendors have no obligation to provide CRA with information regarding their Year 2000 compliance. Failure of systems maintained by CRA's vendors to operate properly with regard to the Year 2000 and thereafter could require CRA to incur significant unanticipated expenses to remedy any problems or replace affected vendors and could have a material adverse effect on CRA's business, financial condition and results of operations. Except as described above, CRA has not developed a contingency plan to address situations that may arise if it or its vendors are unable to achieve Year 2000 compliance. The cost of developing a contingency plan, if necessary, could be significant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RISK FACTORS

This section includes important factors that could have a material adverse effect on our business, financial condition and results of operations.

WE DEPEND UPON ONLY A FEW KEY EMPLOYEES TO GENERATE REVENUES

 Our business consists primarily of the delivery of professional services and, accordingly, our success depends heavily on the efforts, abilities, business generation capabilities and project execution of our Employee consultants. If we lose the services of any consultant or if our consultants fail to generate business or otherwise fail to perform effectively, that could have a material adverse effect on our business, financial condition and results of operations. Our consultants generated engagements that accounted for approximately 79% of our revenues in each of fiscal 1997 and fiscal 1998. Our top five consultants in each of fiscal 1997 and fiscal 1998 generated approximately 33% of our revenues in those years. We do not have any employment or non-competition agreements with our consultants. Each consultant can terminate his or her relationship with us at will and without notice and can begin to compete with us at any time.

OUR BUSINESS COULD SUFFER IF WE ARE UNABLE TO HIRE ADDITIONAL QUALIFIED CONSULTANTS AS EMPLOYEES

 We must hire increasing numbers of highly qualified, highly educated consultants as employees. Our failure to recruit and retain a significant number of qualified consultants could have a material adverse effect on our business, financial condition and results of operations. Relatively few potential employees meet our hiring criteria, and we face significant competition for these employees from our direct competitors, academic institutions, government agencies, research firms, investment banking firms and other enterprises. Many of these competing employers are able to offer potential employees significantly greater compensation and benefits or more attractive lifestyle choices, career paths or geographic locations than we can. Increasing competition for these consultants may also significantly increase our labor costs, which could have a material adverse effect on our margins and results of operations.

OUR FAILURE TO MANAGE OUR EXPANDING BUSINESS SUCCESSFULLY COULD ADVERSELY AFFECT OUR REVENUES AND RESULTS OF OPERATIONS

Any failure on our part to manage growth successfully could have a material adverse effect on our business, financial condition and results of operations. We have been experiencing significant growth in our revenues and employee base as a result of both internal growth and acquisitions. This growth creates new and increased management, consulting and training responsibilities for our employee consultants. This growth also increases the demands on our internal systems, procedures and controls, and on our managerial, administrative, financial, marketing and other resources. We depend heavily upon the managerial, operational and administrative skills of our officers, particularly James C. Burrows, our President and Chief Executive Officer, to manage this growth. New responsibilities and demands may adversely affect the overall quality of our work. No member of our management team has experience in managing a public company other than CRA. We have also recently opened offices in new geographic locations and may open additional offices in the future. Opening new offices may entail substantial start-up and maintenance costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

WE DEPEND ON OUR OUTSIDE EXPERTS

We depend on our existing relationships with our exclusive outside experts. Four of our exclusive outside experts generated engagements that accounted for approximately 18% of our revenues in fiscal 1997, and six outside experts generated engagements that accounted for approximately 19% of our revenues in fiscal 1998. We believe that these outside experts are highly regarded in their fields and that each offers a combination of knowledge, experience and expertise that would be very difficult to replace. We also believe that we have been able to secure some engagements and attract consultants in part because we could offer the services of these outside experts. Most of these outside experts can limit their relationships with us at any time for any reason. These reasons could include affiliations with universities whose policies prohibit accepting specified engagements, the pursuit of other interests and retirement. Thirteen of our approximately 40 outside experts have entered agreements with us that restrict their right to compete with us. The limitation or termination of any of their relationships with us or competition from any of them following the termination of their non-competition agreements with us could have a material adverse effect on our business, financial condition and results of operations.

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

FLUCTUATIONS IN OUR QUARTERLY REVENUES AND RESULTS OF OPERATIONS COULD DEPRESS THE MARKET PRICE OF OUR COMMON STOCK

 We may experience significant fluctuations in our revenues and results of operations from one quarter to the next. If our revenues or net income in a quarter fall below the expectations of securities analysts or investors, the market price of our common stock could fall significantly. Our results of operations in any quarter can fluctuate for many reasons, including the following:

-        the number of weeks in the quarter

-        the number, scope and timing of ongoing client engagements

- the extent to which we can reassign employee consultants efficiently from one engagement to the next

-        employee hiring

-        the extent of discounting or cost overruns

- severe weather conditions and other factors affecting employee productivity.

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

ACQUISITIONS MAY DISRUPT OUR OPERATIONS OR ADVERSELY AFFECT OUR RESULTS

We may seek to acquire other businesses, and we may be unable to identify, acquire, successfully integrate or profitably manage any business without substantial expense, delay or other operational or financial problems. In addition, we may be unable to achieve the financial, operational and other benefits we anticipate from any acquisition. In December 1998 we acquired The Tilden Group and in February 1999 we acquired Financial Economic Consulting. Before these recent acquisitions, we had never acquired another business. We may be unable to manage these companies profitably or successfully integrate their operations with our own. Competition for future acquisition opportunities in our markets could increase the price we pay for businesses we acquire and could reduce the number of potential acquisition targets.
Further, acquisitions may involve a number of special risks, such as:

-        one-time charges related to the acquisition

-        diversion of our management's time, attention and resources

-        loss of key acquired personnel

- increased costs to improve or coordinate managerial, operational, financial and administrative systems

-        dilutive issuances of equity securities

-        the assumption of legal liabilities

-        amortization of acquired intangible assets

-        difficulties in integrating diverse corporate cultures

-        additional conflicts of interests.

The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MAINTAINING OUR PROFESSIONAL REPUTATION IS CRUCIAL TO OUR FUTURE SUCCESS

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

WE DEPEND ON OUR ANTITRUST AND MERGERS AND ACQUISITIONS CONSULTING BUSINESS

We derived approximately 36% of our revenues in fiscal 1996, 35% in fiscal 1997 and 48% in fiscal 1998 from engagements in our antitrust and mergers and acquisitions practice areas. Any substantial reduction in the number of our engagements in these practice areas could have a material adverse effect on our business, financial condition and results of operations. We derived almost all of these revenues from engagements relating to enforcement of United States antitrust laws. Changes in federal antitrust laws, changes in judicial interpretations of these laws or less vigorous enforcement of these laws as a result of changes in political appointments or priorities or for other reasons could substantially reduce our revenues from engagements in this area. In addition, adverse changes in general economic conditions, particularly conditions influencing the merger and acquisition activity of larger companies, could also adversely impact engagements in which we assist clients in proceedings before the Department of Justice and the Federal Trade Commission.

OUR REVENUES COME FROM A LIMITED NUMBER OF LARGE ENGAGEMENTS

We have been deriving a significant portion of our revenues from a limited number of large engagements. If we do not obtain a significant number of new large engagements each year, our business, financial condition and results of operations could suffer. Our ten largest engagements accounted for approximately 28% of our revenues in fiscal 1996, 23% in fiscal 1997 and 29% in fiscal 1998. Our ten largest clients accounted for approximately 42%, 29% and 38% of our revenues in those years. In general, the volume of work we perform for any particular client varies from year to year, and a major client in one year may not hire us again.

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

POTENTIAL CONFLICTS OF INTERESTS MAY PRECLUDE US FROM ACCEPTING SOME ENGAGEMENTS

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

INTENSE COMPETITION FROM OTHER ECONOMIC AND BUSINESS CONSULTING FIRMS COULD HURT OUR BUSINESS

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

OUR ENTRY INTO NEW LINES OF BUSINESS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

If we attempt to develop new practice areas or lines of business outside our core economic and business consulting services, that effort could have a material adverse effect on our results of operations. For example, in June 1997, we established and purchased a controlling interest in NeuCo LLC, which provides applications consulting services and a family of neural network software solutions and complementary applications for fossil-fired electric utilities. NeuCo has not been and may never be profitable. Our efforts in new practice areas or new lines of business involve inherent risks, including risks associated with inexperience and competition from mature participants in the markets we enter. Our inexperience may result in costly decisions that could have a material adverse effect on our business, financial condition and results of operations.

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

We have conducted tests and sought confirmation from our software vendors to determine whether the software we use is Year 2000 compliant. Based on the results of our investigation, we believe that all of our internal software systems are Year 2000 compliant, except for our time-keeping and billing software. We are planning to replace our time-keeping and billing software with software that is Year 2000 compliant in the second half of calendar 1999. However, we may experience delays in implementing the replacement software, which could disrupt our operations, create delays in billing our clients and require us to spend significant amounts of money to correct the problem. Moreover, we may discover undetected Year 2000 errors or defects in our other internal software systems and, if such errors or defects are discovered, the costs of making such systems Year 2000 compliant could have a material adverse effect on our business, financial condition and results of operations.

We rely on third-party vendors that may not be Year 2000 compliant for some of our equipment and services. To date, we have not conducted a Year 2000 review of all of our vendors. Failure of systems maintained by our vendors to operate properly with regard to the Year 2000 and thereafter could require us to incur significant unanticipated expenses to remedy any problems or replace affected vendors and could have a material adverse effect on our business, financial condition and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 3, 1999, CRA was exposed to market risks which primarily include changes in U.S. interest rates.

CRA maintains a portion of its cash and cash equivalents in financial instruments with purchased maturities of one year or less and a portion of its short-term investments in financial instruments with purchased maturities of two years or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. Due to the relatively short duration of these financial instruments, an immediate increase in interest rates would not have a material effect upon CRA's financial position.

PART II.  OTHER INFORMATION:

ITEM 1.  LEGAL PROCEEDINGS

As of the date of this filing, CRA is not a party to any legal proceedings the outcome of which, in the opinion of CRA's management, would have material adverse effect on CRA's business, financial condition or results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)  Exhibits


         27.1     Financial Data Schedule


         (b)  Reports on Form 8-K

         Charles River Associates Incorporated did not file any Reports on Form 8-K during the quarter ended September 3, 1999.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 Charles River Associates Incorporated



    Date: October 12, 1999       By:  /s/ James C. Burrows
                                 -----------------------------------------------
                                   James C. Burrows
                                   President and Chief Executive Officer

    Date: October 12, 1999       By:  /s/ Laurel E. Morrison
                                 -----------------------------------------------
                                   Laurel E. Morrison
                                   Chief Financial Officer
                                   Vice President & Treasurer
                                   (Principal Financial and Accounting Officer)