Form 10-K405
period 1999-11-27
CHARLES RIVER ASSOCIATES INC
filed 2000-02-25
CIK 1053706

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            (x) Annual report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended NOVEMBER 27, 1999
                   -------------------------------------------

                        Commission file number: 000-24049
                   -------------------------------------------

                      CHARLES RIVER ASSOCIATES INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 MASSACHUSETTS                                   04-2372210
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or              (I.R.S. Employer
              organization)                                  Identification No.)

                200 CLARENDON STREET, T-33, BOSTON, MA 02116-5092
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                  617-425-3000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

      Securities registered pursuant to Section 12(b) of the Act:  None

      Securities registered pursuant to Section 12(g) of the Act:  COMMON STOCK,
                                                                   No Par Value


      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes [X]  No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 18, 2000 (based on the closing sale price of $29.75 as quoted by the Nasdaq National Market as of such date) was approximately $180,632,599. Shares of common stock held by each executive officer and director of the registrant and by each person known by the registrant to own beneficially 5% or more of the outstanding common stock have been excluded from this computation because these persons may be deemed to be affiliates. The fact that these persons have been deemed affiliates for purposes of this computation should not be considered a conclusive determination for any other purpose.

      As of February 18, 2000, CRA had outstanding 8,683,761 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

      The information required for Part III of this Annual Report is incorporated by reference from the registrant's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended November 27, 1999.

                      CHARLES RIVER ASSOCIATES INCORPORATED
                             FORM 10-K ANNUAL REPORT

                   FOR THE FISCAL YEAR ENDED NOVEMBER 27, 1999

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     PART I

Item  1 - BUSINESS............................................................4

ITEM  2 - PROPERTIES.........................................................14

ITEM  3 - LEGAL PROCEEDINGS..................................................14

ITEM  4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................14

                                     PART II

ITEM  5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS................................................15

ITEM  6 - SELECTED FINANCIAL DATA............................................16

ITEM  7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS..........................................18

ITEM  7A- QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK..........31

ITEM  8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................31

ITEM  9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE...........................................31

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................32

ITEM 11 - EXECUTIVE COMPENSATION.............................................32

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....32

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................32

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K...........................................................33

SIGNATURES...................................................................34

                                     PART I

ITEM 1 - BUSINESS

FORWARD-LOOKING STATEMENTS

      In addition to historical information, this Annual Report on Form 10-K of Charles River Associates Incorporated ("CRA") contains forward-looking statements. Certain risks and uncertainties could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Future Performance." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date of this report. CRA undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this Annual Report and in other documents that CRA files from time to time with the Securities and Exchange Commission, including CRA's Quarterly Reports on Form 10-Q.

INTRODUCTION

      CRA is a leading economic and business consulting firm that applies advanced analytic techniques and in-depth industry knowledge to complex engagements for a broad range of clients. Founded in 1965, CRA provides original, authoritative advice to law firms, corporations, and governments around the world. CRA is often retained in high-stakes matters such as multi-billion-dollar mergers and acquisitions, new product introductions, major capital investment decisions, and complex litigation, the outcomes of which often have significant implications or consequences for the parties involved. The firm offers two types of services: legal and regulatory consulting and business consulting. CRA provides law firms and businesses involved in litigation and regulatory proceedings with expert advice on highly technical issues, such as the competitive effects of mergers and acquisitions, calculations of damages, measurement of market share and market concentration, liability analysis in securities fraud cases, and the impact of increased regulation. CRA uses its expertise in economics, finance, and business analysis to offer corporate clients consulting services for strategic issues, such as establishing pricing strategies, estimating market demand, valuing intellectual property and other assets, assessing competitors' actions, and analyzing new sources of supply. The company's analytical expertise in advanced economic and financial methods is complemented by its in-depth expertise in specific industries, including chemicals, electric power and other energies, healthcare, materials, media and telecommunications, retail and wholesale distribution, and transportation.

      CRA's services are provided by its highly credentialed and experienced staff of employee consultants. As of November 27, 1999, the firm employed 210 full-time professional, including 75 consultants with Ph.D.s and 43 consultants with other advanced degrees. CRA's consultants have backgrounds in a wide range of disciplines, including economics, business, corporate finance, materials sciences, and engineering. The firm is extremely selective in its hiring of consultants, recruiting from leading universities, industry, and government. Many of its employee consultants are nationally recognized as experts in their respective fields and have published scholarly articles, lectured extensively, and been quoted in the press. To enhance the expertise it provides to its clients, CRA maintains close working relationships with a select group of renowned academic and industry experts, or outside experts.

      CRA has offices in Boston, Massachusetts, Washington, D.C., Toronto, Canada, and Palo Alto, Los Angeles, and Oakland, California. During 1999, CRA acquired The Tilden Group and FinEcon. Both companies add well-known economists whose specialties strengthen and expand CRA's consulting capabilities as well as its geographic scope.

      CRA has completed more than 3,900 engagements for clients, including major law firms, domestic and foreign corporations, federal, state, and local government agencies, governments of foreign countries, public and private utilities, and national and international trade associations. Its clients come from a broad range of industries and, in 1999, no single client accounted for more than 10 percent of CRA's revenues.

INDUSTRY OVERVIEW

      Businesses are operating in an increasingly complex environment. Expanding access to powerful computers and software is providing companies with almost instantaneous access to a wide range of internal information, such as supply costs, inventory values, and sales and pricing data, as well as external information, such as market demand forecasts and customer buying patterns. The Internet is changing traditional distribution channels, thereby eliminating barriers to entry in many industries and spurring new competition. At the same time, markets are becoming increasingly global, offering companies the opportunity to expand their presence throughout the world and exposing them to increased competition and the uncertainties of foreign operations. Many industries are rapidly consolidating as companies pursue mergers and acquisitions in response to increased competitive pressures and to expand their market opportunities. In addition, companies are relying to a greater extent on technological and business innovations to improve efficiency, thus increasing the importance of strategically analyzing their businesses and developing and protecting new technology. As a result of this increasingly competitive and complex business environment, companies must constantly gather, analyze, and use available information to enhance their business strategies and operational efficiencies.

      The increasing complexity and changing nature of the business environment is also forcing governments to modify their regulatory strategies. For example, industries such as healthcare are subject to frequently changing regulations while other industries such as telecommunications and electric power are experiencing trends toward deregulation. These constant changes in the regulatory environment are leading to frequent litigation and interaction with government agencies as companies attempt to interpret and react to the implications of this changing environment. Furthermore, as the general business and regulatory environment becomes more complex, corporate litigation has also become more complicated, protracted, expensive, and important to the parties involved.

      As a result, companies are increasingly relying on sophisticated economic and financial analysis to solve complex problems and improve decision-making. Economic and financial models provide the tools necessary to analyze a variety of issues confronting businesses, such as interpretation of sales data, effects of price changes, valuation of assets, assessment of competitors' activities, evaluation of new products, and analysis of supply limitations. Governments are also relying to an increasing extent on economic and finance theory to measure the effects of anti-competitive activity, evaluate mergers and acquisitions, change regulations, implement auctions to allocate resources, and establish transfer pricing rules. Finally, litigants and law firms are using economic and finance theory to help determine liability and to calculate damages in complex and high-stakes litigation. As the need for complex economic and financial analysis becomes more widespread, CRA believes that companies and governments are increasingly turning to outside consultants for access to the specialized expertise, experience, and prestige that are not available to them internally.

COMPETITIVE STRENGTHS

      Since 1965, CRA has been committed to providing sophisticated consulting services to its clients. CRA believes that the following factors have been critical to its success:

      Strong Reputation for High-Quality Consulting. For over 30 years, CRA has been a leader in providing sophisticated economic analysis and original, authoritative studies for clients involved in complex litigation and regulatory proceedings. As a result, CRA believes it has established a strong reputation among leading law firm and business clients as a preferred source of expertise in economics, finance, business, and strategy consulting, as evidenced by CRA's high level of repeat business and significant referrals from existing clients. In fiscal 1999, approximately 90 percent of CRA's revenues resulted from ongoing engagements and new engagements for existing clients. In addition, CRA believes its significant name recognition, which it developed as a result of its work on many high-profile litigation and regulatory engagements, has enhanced the development of its business consulting practice.

      Highly Educated, Experienced, and Versatile Consulting Staff. CRA believes its most important asset is its base of full-time employee consultants, particularly its senior consultants. Of CRA's 210 employee consultants as of November 27, 1999, 107 were either officers, principals, or senior associates, nearly all of whom have a Ph.D. or a master's degree. Many of these senior consultants are nationally recognized as experts in their respective fields. In addition to their expertise in a particular field, most of CRA's consultants are able to apply their skills across numerous practice areas. This flexibility in staffing engagements is critical to CRA's ability to apply its resources as needed to meet the demands of its clients. As a result, CRA seeks to hire consultants who not only have strong analytical skills, but who are also creative, intellectually curious, and driven to develop expertise in new practice areas and industries.

      Strong Corporate Culture. CRA's success has resulted in part from its strong corporate culture. CRA believes consultants are attracted to the firm because of its more than 30-year history, its strong reputation, the credentials, experience, and reputation of its employee consultants, the opportunity to work on an array of matters and with a broad group of renowned outside experts, and CRA's collegial atmosphere. Its attractiveness as an employer is reflected in its relatively low turnover rate among employees. CRA also believes these factors make the company attractive to potential acquisition targets.

      Industry Expertise. By maintaining expertise in certain industries, CRA is able to offer clients creative and pragmatic advice tailored to their specific markets. This industry expertise, developed by CRA over decades of providing sophisticated consulting services to a diverse group of clients in industries such as chemicals, electric power and other energies, healthcare, materials, media and telecommunications, retail and wholesale distribution, and transportation, differentiates CRA from many of its competitors. CRA believes it has developed a strong reputation and substantial name recognition within these specific industries, which has led to repeat business and new engagements from clients in those markets.

      Broad Range of Services. By offering clients both legal and regulatory consulting services and business consulting services, CRA is able to satisfy a broad array of client needs, ranging from expert testimony for complex lawsuits to designing global business strategies. This broad range of expertise enables CRA to take an interdisciplinary approach to certain engagements, combining economists and experts in one area with specialists in other disciplines. CRA emphasizes its diverse capabilities to clients and regularly cross-markets across its service areas. For example, a client that CRA assists in a litigation matter may later retain CRA for a business consulting assignment.

      Access to Leading Academic and Industry Experts. To enhance the expertise it provides to its clients, CRA maintains close working relationships with a select group of outside experts. Depending on client needs, CRA uses outside experts for their specialized expertise, assistance in conceptual problem-solving and expert witness testimony. CRA works regularly with renowned professors at Georgetown University, Harvard University, the Massachusetts Institute of Technology, Northwestern University, Stanford University, the University of California at Berkeley, the University of California at Los Angeles, the University of Toronto, the University of Virginia, and other leading universities. Outside experts also generate business for CRA and provide CRA access to other leading academic and industry experts. By establishing affiliations with prestigious outside experts, CRA further enhances its reputation as a leading source of sophisticated economic and financial analysis. CRA has exclusive relationships with 13 of these outside experts.

SERVICES

      CRA offers services in two broad areas: legal and regulatory consulting and business consulting. In its legal and regulatory consulting practice, CRA usually works closely with law firms on behalf of one or more companies involved in litigation or regulatory proceedings. Many of the lawsuits and regulatory proceedings in which CRA is involved are high-stakes matters, such as obtaining regulatory approval of a pending merger or analyzing possible damages awards in a securities fraud case. The ability to formulate and effectively communicate powerful economic and financial arguments to courts and regulatory agencies is often critical to a successful outcome in litigation and regulatory proceedings. Through its highly educated and experienced consulting staff, CRA applies advanced analytic techniques in economics and finance to complex engagements for a diverse group of clients.

      In its business consulting practice, CRA typically provides services directly to companies seeking assistance with strategic issues that require expert economic or financial analysis. Many of these matters involve "mission-critical" decisions for the client, such as positioning and pricing a new product or developing a new technological process. CRA applies a highly analytical, quantitative approach to help companies analyze and respond to market forces and competitive pressures that affect their businesses. CRA advises its clients in many of the same areas in which it provides legal and regulatory consulting, such as finance and mergers and acquisitions. Applying its in-depth knowledge of specific industries, CRA is able to provide insightful, value-added advice to its clients. CRA offers clients practical and creative advice by challenging conventional approaches and generally avoiding predetermined solutions or methodologies.

      Engagements in CRA's two service areas often involve similar areas of expertise and address related issues, and it is common for CRA's consultants to work on engagements in both service areas. CRA estimates that it derived approximately 75 percent of its revenues in fiscal 1999 from legal and regulatory consulting and approximately 25 percent from business consulting.

      CRA offers its clients a wide range of legal, regulatory, and business consulting services, including the following:

                         LEGAL AND REGULATORY CONSULTING

            AREA OF EXPERTISE               DESCRIPTION OF SERVICES
            -----------------               -----------------------

      Antitrust........................ Expert testimony and analysis to support law firms involved in antitrust
                                        litigation. Areas of expertise include
                                        collusion, price signaling,
                                        monopolization, tying, exclusionary
                                        conduct, resale price maintenance,
                                        predatory pricing, and price
                                        discrimination.

      Mergers and Acquisitions......... Economic analysis to assist clients in obtaining domestic and foreign
                                        regulatory approvals, including in
                                        proceedings before the Federal Trade
                                        Commission and the Department of
                                        Justice. Analysis includes simulating
                                        the effects of mergers on prices,
                                        estimating demand elasticities,
                                        designing and administering customer and consumer surveys, and studying possible acquisition-related synergies.

      Finance.......................... Valuations of businesses, products, intellectual property, contracts, and
                                        securities. Expert testimony on
                                        valuation theory. Risk assessment for
                                        derivative securities. Computations of
                                        damages and liability analysis in
                                        securities fraud cases.

      Intellectual Property............ Consulting and expert testimony in patent, trademark, copyright, trade
                                        secret, and unfair competition disputes.
                                        Services include valuing property rights and estimating lost profits, reasonable royalties, unjust enrichment, and prejudgment interest.

      Transfer Pricing................. Advising clients with foreign operations regarding the establishment of transfer
                                        prices to improve tax position. Analysis includes assessment of functions and risks, valuation of intangible assets, and analysis of variations in tax laws. Expert testimony for clients involved in domestic and foreign lawsuits relating to transfer pricing.

      Environment...................... Expert testimony and consulting for environmental disputes in litigation
                                        proceedings and before government
                                        agencies. Services include determining
                                        responsibility for cleanups, estimating
                                        damages for spills, disposals and other
                                        environmental injuries, performing
                                        regulatory cost-benefit analysis, and
                                        developing innovative compliance
                                        techniques, such as emissions trading.

      International Trade.............. Expert testimony and consulting in international trade disputes. Expertise
                                        includes antidumping, countervailing
                                        duty examinations and other disputes
                                        involving a wide range of industries and numerous countries.

      Damages.......................... Calculation of damages and critiquing opposing estimates of damages in complex commercial litigation. Analysis of specific economic attributes, such as price and sales volume, using expertise in applied microeconomics and econometrics.

                               BUSINESS CONSULTING

            AREA OF EXPERTISE               DESCRIPTION OF SERVICES
            -----------------               -----------------------

      Business Strategy................ Advising clients on investment opportunities, cost-reduction programs,
                                        turnaround strategies, risk management,
                                        capital investments, diligence
                                        investigations, valuations, and pricing
                                        strategies. Assessment of the strategic
                                        and financial fit of acquisition
                                        candidates. Analysis includes assessment of competitive advantages, efficiencies, and antitrust implications of acquisitions.

      Market Analysis.................. Advising clients on product introductions, positioning, pricing
                                        strategies, competitive threats and
                                        probable market reactions to proposed
                                        actions. Analysis includes identifying
                                        and understanding market trends,
                                        measuring market size, estimating supply and demand balances, analyzing procurement strategies, and evaluating the impact of government regulations.

      Technology Management............ Assisting clients in managing industrial technologies from assessment through
                                        implementation, including analysis of
                                        the development process for products and services. Assessing the commercialization of new technologies by quantifying the costs and benefits of obtaining and implementing new technology. Conducting competitive analyses through statistical comparisons of key factors such as raw materials costs and productivity.

      NeuCo. NeuCo, CRA's majority-owned subsidiary, develops and markets a family of neural network software tools and complementary application consulting services that are currently focused on electric utilities. NeuCo's products and services are designed to help utilities maximize the use of their power plants by improving heat rate, reducing emissions, overcoming operating constraints, and increasing output capability.

INDUSTRY EXPERTISE

      CRA believes its ability to combine expertise in advanced economic and financial methods with in-depth knowledge of particular industries is one of its key competitive strengths. By maintaining expertise in certain industries, CRA provides clients practical advice that is tailored to their specific markets. This industry expertise, which CRA developed over decades of providing sophisticated consulting services to a diverse group of clients in many industries, differentiates CRA from many of its competitors. CRA believes that it has developed a strong reputation and substantial name recognition within specific industries, which leads to repeat business and new engagements from clients in those markets. While CRA provides services to clients in a wide variety of industries, it has particular expertise in the following industries:

           - Chemicals

           - Electric Power and Other Energies

           - Healthcare

           - Materials

           - Media and Telecommunications

           - Retail and Wholesale Distribution

           - Transportation

CLIENTS

      CRA has completed more than 3,900 engagements for clients including major law firms, domestic and foreign corporations, federal, state, and local government agencies, governments of foreign countries, public and private utilities, and national and international trade associations. While CRA has particular expertise in a number of industries, it provides services to a diverse group of clients in a broad range of industries. No single client accounted for more than 10 percent of the firm's revenues in fiscal 1999. CRA's policy is to keep the identities of its clients confidential unless its work for the client is already publicly disclosed.

HUMAN RESOURCES

      On November 27, 1999, CRA had 210 full-time employee consultants, consisting of 37 officers, 70 other senior consultants (either principals or senior associates) and 103 junior consultants (either associates or analysts), and had over 75 full-time administrative staff members. Officers and principals generally work closely with clients, supervise junior consultants, provide expert testimony on occasion, and seek to generate business for CRA. Senior associates and associates typically serve as project managers and handle complex research assignments. Analysts gather and analyze data sets and complete statistical programming and library research.

      CRA derives most of its revenues directly from the services provided by its full-time employee consultants. The firm's employee consultants generated engagements that accounted for approximately 78 percent of CRA's revenues in fiscal 1998 and 66 percent of its revenues in fiscal 1999. CRA's top five employee consultants in each of fiscal 1998 and fiscal 1999 generated approximately 33 percent and 24 percent of revenues in those years. The firm's employee consultants have backgrounds in many disciplines, including economics, business, corporate finance, materials sciences and engineering. Substantially all of CRA's senior consultants, consisting of officers, principals, and senior associates, have either a Ph.D. or a master's degree in addition to substantial management, technical, or industry expertise. Of CRA's total senior employee consulting staff of 107 as of November 27, 1999, 67 have Ph.D.s in economics, eight have Ph.D.s in other disciplines, and 26 have other advanced degrees. CRA believes its financial results, reputation, and growth are directly related to the number and quality of its employee consultants.

      CRA is highly selective in its hiring of consultants, recruiting primarily from leading universities, industry, and government. CRA believes consultants choose to work at CRA because of its strong reputation, the credentials, experience and reputation of its consultants, the opportunity to work on a diverse array of matters and with renowned outside experts, and CRA's collegial atmosphere. CRA believes that its attractiveness as an employer is reflected in its relatively low turnover rate among employees. In 1998, CRA restructured its recruiting operations to decentralize hiring and implement a team hiring approach. The firm has designated two or more recruiting teams at each of its principal offices and given each team responsibility for identifying, interviewing, and hiring qualified candidates. Teams have specific hiring goals for fiscal 2000. CRA has also expanded the group of leading universities and degree programs from which it selects candidates.

      CRA's training and career development program for its employee consultants focuses on three areas: supervision, seminars, and scheduled courses. This program is designed to complement on-the-job experience and an employee's pursuit of his or her own career development. New employee consultants participate in a structured program in which they are partnered with an assigned mentor. Through CRA's ongoing seminar program, outside speakers make presentations and conduct discussions with the consultants on various topics. In addition, employe consultants are expected to present papers, discuss significant cases, or outline new analytical techniques or marketing opportunities periodically at in-house seminars. CRA also provides scheduled courses designed to improve an employee's professional skills, such as presentation and sales and marketing techniques. CRA also encourages its employee consultants to pursue their academic interests by writing articles for economic and other journals.

      Each of CRA's officers has signed a non-solicitation agreement, which generally prohibits the employee from soliciting CRA's clients for a period of six months following termination of the person's employment with CRA and from soliciting CRA's employees for a period of two years after termination of the person's employment. In order to align each officer's interest with the overall interests and profitability of the firm, CRA has adopted a policy requiring each of its officers to have an equity interest in CRA. All of CRA's senior consultants who were stockholders of CRA before its initial public offering are parties to a stock restriction agreement that prohibits them from selling or otherwise transferring shares of common stock held immediately before the initial public offering except under certain circumstances.

      CRA maintains a discretionary bonus program, pursuant to which CRA grants performance-based bonuses to its officers and other employees. The Compensation Committee, in its discretion, determines the bonuses to be granted to CRA's officers, and CRA's Chief Executive Officer, in his discretion, determines the bonuses to be granted to CRA's other employees, based on recommendations of the various committees of officers supervising the employees' work.

      In addition, CRA works closely with a select group of approximately 40 outside experts from leading universities and industry, who supplement the work of CRA's employee consultants and generate business for CRA. Six of the firm's exclusive outside experts in each of fiscal 1998 and fiscal 1999 generated engagements that accounted for approximately 19 percent and 31 percent of revenues in those years. CRA believes outside experts choose to work with CRA on engagements because of the interesting and challenging nature of the work involved, the opportunity to work with CRA's consultants, and the financially rewarding nature of the work. Thirteen outside experts have entered into agreements with CRA that restrict their right to compete with CRA.

MARKETING

      CRA relies to a significant extent on the efforts of its employee consultants, particularly its officers and principals, to market the firm's services. CRA encourages its employee consultants to generate new business from both existing and new clients, and rewards its employee consultants with increased compensation and promotions for obtaining new business. In pursuing new business, CRA's consultants emphasize CRA's institutional reputation and experience, while also promoting the expertise of the particular employees who will work on the matter. Many of CRA's consultants have published articles in industry, business, economic, legal, and scientific journals and have made speeches and presentations at industry conferences and seminars, which serve as a means of attracting new business and enhancing their reputations. On occasion, employee consultants work with one or more outside experts to market CRA's services.

      CRA supplements the personal marketing efforts of its employee consultants with firm-wide initiatives. CRA relies primarily on its reputation and client referrals for new business and undertakes traditional marketing activities. The firm regularly organizes seminars for existing and potential clients featuring panel members that include CRA consultants, outside experts, and leading government officials. CRA has an extensive set of brochures organized around its service areas, which outline the firm's experience and capabilities. CRA distributes publications to existing and potential clients highlighting emerging trends and noteworthy CRA engagements. Because existing clients are an important source of repeat business and referrals, CRA communicates regularly with its existing clients to keep them informed of developments that affect their markets and industries.

      In its legal and regulatory consulting practice, CRA derives much of its new business from referrals by existing clients. CRA has worked with leading law firms across the country and believes it has developed a reputation among law firms as a preferred source of sophisticated economic advice for litigation and regulatory work. For its business consulting practice, CRA also relies on referrals from existing clients, but supplements referrals with a significant amount of direct marketing to new clients through conferences, publications, presentations, and direct solicitations.

      It is important to CRA that it conduct business ethically and in accordance with industry standards and CRA's own rigorous professional standards. CRA carefully considers the pursuit of each specific market, client, and engagement. Before it accepts a new client or engagement,

CRA determines whether a conflict of interests exists by circulating a client development report among its officers and by checking its internal client database.

COMPETITION

      The market for economic and business consulting services is intensely competitive, highly fragmented, and subject to rapid change. In general, there are few barriers to entry into CRA's markets, and CRA expects to face additional competition from new entrants into the economic and business consulting industries. In the legal and regulatory consulting market, CRA competes primarily with other economic consulting firms and individual academics. CRA believes the principal competitive factors in this market are reputation, analytical ability, industry expertise, and service. In the business consulting market, CRA competes primarily with other business and management consulting firms, specialized or industry-specific consulting firms, the consulting practices of large accounting firms, and the internal professional resources of existing and potential clients. CRA believes the principal competitive factors in this market are reputation, industry expertise, analytical ability, service, and price. Many of CRA's competitors have national and international reputations as well as significantly greater personnel, financial, managerial, technical, and marketing resources than CRA. Some of CRA's competitors also have a significantly broader geographic presence than CRA. CRA may be unable to compete successfully with its existing competitors or with any new competitors.

ITEM 2 - PROPERTIES

      In aggregate, CRA leases approximately 103,000 square feet of office space in the following offices: Boston, Massachusetts (headquarters); Los Angeles, California; Oakland, California; Palo Alto, California; Toronto, Canada; and Washington, D.C. All of CRA's offices are electronically linked and have access to CRA's core consulting tools. CRA believes its existing facilities are adequate to meet its current requirements and that suitable space will be available as needed.

ITEM 3 - LEGAL PROCEEDINGS

      CRA is not a party to any legal proceedings the outcome of which, in the opinion of management of CRA, would have a material adverse effect on CRA's business, financial condition, or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders of CRA during the fourth quarter of fiscal 1999.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      CRA's common stock was first offered to the public on April 23, 1998, and since that time has been traded on the Nasdaq National Market under the symbol "CRAI". The following table sets forth, for the period indicated, the high and low sales prices as reported on the Nasdaq National Market.

-------------------------------------------------------------------------------
      FISCAL YEAR ENDED NOVEMBER 28, 1998               HIGH              LOW
-------------------------------------------------------------------------------
November 30, 1997 to February 20, 1998                  N/A               N/A
-------------------------------------------------------------------------------
February 21, 1998 to May 15, 1998                     $26.000           $23.500
-------------------------------------------------------------------------------
May 16, 1998 to September 4, 1998                     $29.625           $23.750
-------------------------------------------------------------------------------
September 5, 1998 to November 28, 1998                $25.250           $19.750
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
      FISCAL YEAR ENDED NOVEMBER 27, 1999               HIGH              LOW
-------------------------------------------------------------------------------
November 29, 1998 to February 19, 1999                $30.750           $18.125
-------------------------------------------------------------------------------
February 20, 1999 to May 14, 1999                     $28.375           $21.250
-------------------------------------------------------------------------------
May 15, 1999 to September 3, 1999                     $29.625           $18.125
-------------------------------------------------------------------------------
September 4, 1999 to November 27, 1999                $36.875           $23.500
-------------------------------------------------------------------------------

      CRA had approximately 57 holders of record of its common stock as of February 18, 2000. This number does not include stockholders for whom shares were held in a "nominee" or "street" name.

      Before its initial public offering on April 23, 1998, CRA made periodic distributions to its stockholders in amounts equal to the stockholders' aggregate tax liabilities associated with CRA's taxable earnings as an S corporation attributable to them, as well as other dividend distributions.

      CRA currently intends to retain any future earnings to finance operations and therefore does not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of CRA's bank line of credit place restrictions on its ability to pay cash dividends on its common stock.

      CRA did not sell any equity securities that were not registered under the Securities Act during the quarter ended November 27, 1999.

ITEM 6 - SELECTED FINANCIAL DATA

      The following selected consolidated financial data of CRA as of and for each of the fiscal years in the five-year period ended November 27, 1999, have been derived from the audited consolidated financial statements of CRA.

                                                                                   FISCAL YEAR ENDED
                                                         NOVEMBER 25,  NOVEMBER 30,  NOVEMBER 29,  NOVEMBER 28,  NOVEMBER 27,
                                                             1995          1996          1997          1998          1999
                                                         ------------  ------------  ------------  ------------  ------------
                                                                        (53 WEEKS)
                                                                           (IN THOUSANDS, EXCEPT SHARE DATA)
STATEMENT OF OPERATIONS DATA:

Revenues                                                  $   31,839    $   37,367    $   44,805    $   52,971    $   73,970
Costs of services                                             19,760        23,370        28,374        31,695        42,320
Supplemental compensation (1)                                  1,212         1,200         1,233            --            --
                                                          ----------    ----------    ----------    ----------    ----------
Gross profit                                                  10,867        12,797        15,198        21,276        31,650
General and administrative                                     8,397         9,060        10,509        11,934        17,448
                                                          ----------    ----------    ----------    ----------    ----------
Income from operations                                         2,470         3,737         4,689         9,342        14,202
Interest income, net                                             118           124           302           975           977
                                                          ----------    ----------    ----------    ----------    ----------
Income before provision
  for income taxes
  and minority interest                                        2,588         3,861         4,991        10,317        15,179
Provision for income taxes (2)                                  (174)         (273)         (306)       (4,262)       (6,182)
                                                          ----------    ----------    ----------    ----------    ----------
Income before minority
  interest                                                     2,414         3,588         4,685         6,055         8,997
Minority interest                                                 --            --           282           310            33
                                                          ----------    ----------    ----------    ----------    ----------
Net income (2)                                            $    2,414    $    3,588    $    4,967    $    6,365    $    9,030
                                                          ==========    ==========    ==========    ==========    ==========
Basic and diluted net income per share:
      Basic                                               $     0.40    $     0.59    $     0.78    $     0.84    $     1.07
                                                          ==========    ==========    ==========    ==========    ==========
      Diluted                                             $     0.40    $     0.59    $     0.78    $     0.84    $     1.05
                                                          ==========    ==========    ==========    ==========    ==========
Weighted average number of shares outstanding:
      Basic                                                5,987,384     6,091,384     6,329,007     7,570,493     8,477,204
                                                          ==========    ==========    ==========    ==========    ==========
      Diluted                                              5,987,384     6,091,384     6,329,007     7,619,945     8,571,042
                                                          ==========    ==========    ==========    ==========    ==========

Pro forma income data (unaudited):
   Net income as reported                                                             $    4,967    $    6,365
   Pro forma adjustment                                                                   (1,833)           12
                                                                                      ----------    ----------
   Pro forma net income                                                               $    3,134    $    6,377
                                                                                      ==========    ==========
   Pro forma net income per share:
      Basic                                                                           $     0.48    $     0.84
                                                                                      ==========    ==========
      Diluted                                                                         $     0.48    $     0.83
                                                                                      ==========    ==========

   Weighted average number of shares outstanding (3):
      Basic                                                                            6,458,737     7,630,012
                                                                                      ==========    ==========
      Diluted                                                                          6,458,737     7,679,464
                                                                                      ==========    ==========

                                               NOVEMBER 25,  NOVEMBER 30,  NOVEMBER 29,  NOVEMBER 28,  NOVEMBER 27,
                                                   1995          1996          1997          1998          1999
                                               ------------  ------------  ------------  ------------  ------------
                                                                          (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:

Working capital                                  $ 4,782       $ 6,554        $ 7,658       $32,890      $37,947
Total assets                                      12,307        15,468         20,435        53,335       73,510
Total long-term debt                                 324           550            707           542          461
Total stockholders' equity                         4,282         6,202          8,536        34,628       52,315

----------

(1) Represents discretionary payments of bonus compensation to officers and certain outside experts under a bonus program that was discontinued after fiscal 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations --Overview" and Note 8 of Notes to Consolidated Financial Statements.

(2) From fiscal 1988 to April 1998, CRA was taxed under subchapter S of the Internal Revenue Code. As an S corporation, CRA was not subject to federal and some state income taxes. CRA's S corporation status terminated on the closing of its initial public offering on April 28, 1998.

(3) See Note 1 of Notes to Consolidated Financial Statements for a description of the computation of the number of shares used in the per share calculation.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      CRA is a leading economic and business consulting firm that applies advanced analytic techniques and in-depth industry knowledge to complex engagements for a broad range of clients. Founded in 1965, CRA provides original, authoritative advice to law firms, corporations, and governments worldwide. CRA is often retained in high-stakes matters such as multi-billion-dollar mergers and acquisitions, new product introductions, major capital investment decisions, and complex litigation. CRA offers two types of services: legal and regulatory consulting and business consulting. CRA estimates it derived approximately 75 percent of its revenues in fiscal 1999 from legal and regulatory consulting and approximately 25 percent from business consulting.

      CRA derives revenues principally from professional services rendered by its employee consultants. In most instances, CRA charges clients on a time-and-materials basis and recognizes revenues in the period when it provides its services. CRA charges consultants' time at hourly rates, which vary from consultant to consultant depending on a consultant's position, experience, and expertise, and other factors. Outside experts may or may not bill clients directly for their services. As a result, CRA generates substantially all of its professional services fees from the work of its own full-time employee consultants. Factors that affect CRA's professional services fees include the number and scope of client engagements, the number of consultants employed by CRA, the consultants' billing rates, and the number of hours worked by the consultants. In addition to professional services fees, a portion of CRA's revenues represents expenses billed to clients, such as travel and other out-of-pocket expenses, charges for support staff and outside contractors, and other reimbursable expenses.

      CRA's costs of services include the salaries, bonuses, and benefits of CRA's employee consultants. CRA currently has one bonus program. This program awards discretionary bonuses based on CRA's revenues and profitability and individual performance. During fiscal 1995, fiscal 1996, and fiscal 1997, CRA also had another bonus program, which consisted of discretionary payments to officers and selected outside experts based primarily on CRA's cash flows. These bonus payments are shown as "supplemental compensation" in CRA's statements of income. CRA discontinued this bonus program after fiscal 1997. Costs of services also include out-of-pocket and other expenses that are billed to clients, and the salaries, bonuses, and benefits of support staff whose time is billed directly to clients, such as librarians, editors, and computer programmers. CRA's gross profit, which equals revenues less costs of services and supplemental compensation, is affected by changes in the mix of revenues. CRA experiences significantly higher gross margins on revenues from professional services fees than on revenues from expenses billed to clients. General and administrative expenses include salaries, bonuses, and benefits of CRA's administrative and support staff, bonuses to outside experts for generating new business, office rent, and marketing and other costs.

      In June 1997, CRA invested approximately $650,000 for a majority interest in NeuCo, Inc. NeuCo was established by CRA and an affiliate of Commonwealth Energy Systems as a start-up entity to develop and market a family of neural network software tools and complementary application consulting services for electric utilities. CRA's financial statements are consolidated with the financial statements of NeuCo. NeuCo sustained net losses after taxes of approximately $564,000 in the period from inception (June 19, 1997) to November 29, 1997, $619,000 in fiscal 1998, and $233,000 in fiscal 1999. NeuCo may never become profitable. The portion of this loss allocable to NeuCo's minority owners is shown as "minority interest" in CRA's statements of income, and that amount, together with the capital contributions to NeuCo of its minority owners, is shown as "minority interest" in CRA's balance sheets. In addition, in December 1998, CRA loaned NeuCo $370,000 and the affiliate of Commonwealth Energy Systems loaned NeuCo $130,000. The amount owed to the affiliate of Commonwealth Energy Systems is shown as "note payable to minority interest holder" in CRA's balance sheets.

      On December 15, 1998, CRA acquired assets and assumed specified liabilities of The Tilden Group for an aggregate of $9.6 million in cash and common stock. CRA acquired accounts receivable, work in process, fixed assets, and the goodwill of The Tilden Group, and maintains The Tilden Group's Oakland, California, office staffed by 10 former consultants of The Tilden Group. CRA has accounted for this acquisition as a purchase transaction and is amortizing the goodwill acquired in the transaction over a period of 20 years.

      On February 25, 1999, CRA acquired assets and assumed specified liabilities of Financial Economic Consulting, or FinEcon, for an aggregate of $3.2 million in cash and common stock. CRA acquired accounts receivable, work in process, fixed assets, and the goodwill of FinEcon, and maintains FinEcon's Los Angeles, California, office staffed by 10 former FinEcon consultants. CRA has accounted for this acquisition as a purchase transaction and is amortizing the goodwill acquired in the transaction over a period of 20 years.

      From fiscal 1988 until April 1998, CRA was taxed as an S corporation and did not pay federal and some state income taxes.

      CRA's fiscal year ends on the last Saturday in November and, accordingly, its fiscal year will periodically contain 53 weeks rather than 52 weeks. For example, fiscal 1996 contained 53 weeks. This additional week of operations in the fiscal year will affect the comparability of results of operations of these 53-week fiscal years with other fiscal years. Historically, CRA has managed its business based on a four-week billing cycle to clients and, consequently, has established quarters that are divisible by four-week periods. As a result, the first, second, and fourth quarters of each fiscal year are 12-week periods and the third quarter of each fiscal year is a 16-week period. However, the fourth quarter in 53-week fiscal years is 13 weeks long. Accordingly, quarter-to-quarter comparisons of CRA's results of operations are not necessarily meaningful if the quarters being compared have different lengths.

      The terms "fiscal 1994," "fiscal 1995," "fiscal 1997," "fiscal 1998" and "fiscal 1999" refer to the 52-week periods ended November 26, 1994, November 25, 1995, November 29, 1997, November 28, 1998, and November 27, 1999, respectively, and the term "fiscal 1996" refers to the 53-week period ended November 30, 1996.

RESULTS OF OPERATIONS

      The following table sets forth certain operating information as a percentage of revenues for the periods indicated:

                                                              FISCAL YEAR ENDED
                                                 --------------------------------------------
                                                 NOVEMBER 29,    NOVEMBER 28,    NOVEMBER 27,
                                                     1997            1998            1999
                                                 ------------    ------------    ------------

Revenues                                            100.0%           100.0%          100.0%
Costs of services                                    63.3             59.8            57.2
Supplemental compensation                             2.8               --              --
                                                    -----            -----           -----
Gross profit                                         33.9             40.2            42.8
General and administrative                           23.5             22.5            23.6
                                                    -----            -----           -----
Income from operations                               10.4             17.7            19.2
Interest income, net                                  0.7              1.8             1.3
                                                    -----            -----           -----
Income before provision for income taxes
and minority interest                                11.1             19.5            20.5
Provision for income taxes                            0.7              8.1             8.3
                                                    -----            -----           -----
Income before minority interest                      10.4             11.4            12.2
Minority interest                                     0.6              0.6             0.0
                                                    -----            -----           -----
Net income                                           11.0%            12.0%           12.2%
                                                    =====            =====           =====

FISCAL 1999 COMPARED TO FISCAL 1998

      Revenues. Revenues increased $21.0 million, or 39.6 percent, from $53.0 million for fiscal 1998 to $74.0 million for fiscal 1999. The increase in revenues was due primarily to an increase in the number of employee consultants, an increase in consulting services performed for new and existing clients during the period and, to a lesser extent, increased billing rates of CRA's consultants. The acquisition of The Tilden Group and FinEcon also contributed to CRA's increase in revenue during fiscal 1999. Both acquisitions have been fully integrated. The total number of employee consultants increased from 145 in fiscal 1998 to 210 in fiscal 1999. CRA experienced revenue increases during fiscal 1999 in its legal and regulatory consulting services, and in particular generated significant revenue increases in its newly formed practice in international trade, as well as in its finance and environment practice areas.

      Costs of Services. Costs of services increased by $10.6 million, or 33.5 percent, from $31.7 million in fiscal 1998 to $42.3 million in fiscal 1999. As a percentage of revenues, costs of services decreased from 59.8 percent in fiscal 1998 to 57.2 percent in fiscal 1999. The decrease as a percentage of revenues was due primarily to a relative decrease in bonuses paid to employee consultants who source business to CRA.

      General and Administrative. General and administrative expenses increased by $5.5 million, or 46.2 percent, from $11.9 million in fiscal 1998 to $17.4 million in fiscal 1999. As a percentage of revenues, general and administrative expenses increased from 22.5 percent in fiscal 1998 to 23.6 percent in fiscal 1999. The increase in general and administrative expenses resulted from bonus payments to outside experts, increased rents due to internal growth, and amortization costs related to acquired businesses. The number of outside experts has increased as a result of acquisitions.

      Interest Income, Net. Net interest income was essentially the same, amounting to $975,000 in fiscal 1998 and $977,000 in fiscal 1999.

      Provision for Income Taxes. Provision for income taxes increased from $4.3 million in fiscal 1998 to $6.2 million in fiscal 1999. The provision for fiscal 1998 consists of $2.9 million for current year operations, reflecting taxation as an S corporation for 150 days and taxation as a C corporation for 214 days, and $1.4 million for deferred tax resulting from the change in tax status to a C corporation, while the provision for fiscal 1999 reflects taxation as a C corporation for the entire period.

      Minority Interest. In June 1997, CRA established and purchased a controlling interest in NeuCo. Minority interest in the loss of NeuCo decreased from $310,000 in fiscal 1998 to $33,000 in fiscal 1999 due to CRA's inability to allocate continued losses of NeuCo to the minority interest holders as their minority interest accounts have been reduced to zero.

FISCAL 1998 COMPARED TO FISCAL 1997

      Revenues. Revenues increased $8.2 million, or 18.2 percent, from $44.8 million for fiscal 1997 to $53.0 million for fiscal 1998. The increase in revenues was due primarily to an increase in consulting services performed for new and existing clients during the period and an increase in the number of consultants and increased billing rates of CRA's consultants. The number of employee consultants increased from 121 in fiscal 1997 to 145 in fiscal 1998. CRA experienced revenue increases during fiscal 1998 in both its legal and regulatory consulting services and business consulting services, and in particular generated significant revenue increases in its antitrust and mergers and acquisitions practices.

      Costs of Services. Costs of services increased by $3.3 million, or 11.7 percent, from $28.4 million in fiscal 1997 to $31.7 million in fiscal 1998. As a percentage of revenues, costs of services decreased from 63.3 percent in fiscal 1997 to 59.8 percent in fiscal 1998. The decrease as a percentage of revenues were due primarily to the fact that CRA's consulting staff costs did not increase as quickly as the rate of increase of revenues. In fiscal 1998 as compared to fiscal 1997, utilization rates for CRA's consultants were higher, which positively affected revenues but had no impact on cost of services. In addition, CRA hired more junior consultants, who typically generate higher margins than senior consultants.

      Supplemental Compensation. Beginning in fiscal 1998, CRA no longer paid supplemental compensation, and, consequently, did not have supplemental compensation in fiscal 1998. Supplemental compensation was $1.2 million in fiscal 1997.

      General and Administrative. General and administrative expenses increased by $1.4 million, or 13.6 percent, from $10.5 million in fiscal 1997 to $11.9 million in fiscal 1998. As a percentage of revenues, general and administrative expenses decreased from 23.5 percent in fiscal 1997 to 22.5 percent in fiscal 1998, primarily because CRA increased its administrative and labor costs at a slower rate than the rate of increase of its employee consultants. In addition, the dollar increase in general and administrative expenses was offset in part by CRA better utilizing existing space and systems.

      Interest Income, Net. Net interest income increased from $302,000 in fiscal 1997 to $975,000 in fiscal 1998. This increase was due primarily to interest earned from the investment of the proceeds of CRA's initial public offering.

      Provision for Income Taxes. The provision for income taxes increased from $306,000 in fiscal 1997 to $4.3 million in fiscal 1998. The provision for fiscal 1998 consists of $2.9 million for current year operations, reflecting taxation as an S corporation for 150 days and taxation as a C corporation for 214 days, and $1.4 million for deferred tax resulting from the change in tax status to a C corporation.

      Minority Interest. Minority interest increased from $282,000 in fiscal 1997 to $310,000 in fiscal 1998, and represents the portion of NeuCo's net loss after taxes allocable to its minority owners.

LIQUIDITY AND CAPITAL RESOURCES

      As of November 27, 1999, CRA had cash and cash equivalents of $20.2 million, marketable securities of $8.7 million, and working capital of $37.8 million. Net cash provided by operating activities for fiscal year 1999 was $3.1 million. Cash generated from operating activities resulted primarily from net income of $9.0 million and an increase of $2.7 million in accounts payable, accrued expenses, and other liabilities, which were offset in part by an increase in unbilled services of $7.3 million and an increase in accounts receivable of $2.4 million.

      Cash used in investing activities for the purchase of furniture, fixtures, and computer equipment during fiscal year 1999 was $1.6 million. CRA used cash of $9.3 million in fiscal year 1999 in the acquisition of The Tilden Group on December 15, 1998 and FinEcon on February 25, 1999.

      CRA's financing activities provided cash of $4.6 million in fiscal year 1999. This increase consists primarily of the net proceeds of $4.8 million from CRA's sale of stock in a public offering.

      CRA currently has available a $2.0 million revolving line of credit with BankBoston N.A., which is secured by CRA's accounts receivable. This line of credit automatically renews each year on June 30 unless earlier terminated by either CRA or BankBoston. No borrowings were outstanding under this line of credit as of November 27, 1999.

      CRA believes that existing cash balances and credit available under its bank line of credit will be sufficient to meet CRA's working capital and capital expenditure requirements for at least the next 12 months.

      To date, inflation has not had a material impact on CRA's financial results. There can be no assurance, however, that inflation may not adversely affect CRA's financial results in the future.

YEAR 2000 COMPLIANCE

      The following information constitutes a "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure Act.

      Many computer systems and software products were not originally designed to recognize dates after December 31, 1999. This "Year 2000" problem could result in system failures or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The inability of the products, services, and systems on which CRA relies to process dates after December 31, 1999 could seriously harm its business.

      To date, CRA is not aware that Year 2000 issues have affected its business. Before the end of 1999, CRA conducted tests and sought confirmation from software vendors to determine whether the software it uses is Year 2000 compliant. Based on the results of its investigation, CRA believes that all of its internal software systems are Year 2000 compliant. Nonetheless, CRA may discover Year 2000 errors or defects in its internal software systems and, if it does, the costs of making these systems Year 2000 compliant could be significant.

      CRA also relies on third-party vendors for some equipment and services, and CRA did not conduct a Year 2000 review of all of its vendors. In many cases, these vendors had no obligation to provide CRA with information regarding their Year 2000 compliance. If these vendors or their systems or equipment experience Year 2000 problems, CRA could incur significant expenses to remedy any problems or replace affected vendors.

      CRA estimates that the aggregate incremental costs that it incurred in order to comply with Year 2000 requirements will not exceed $275,000. CRA did not develop a contingency plan to address situations that may arise if CRA or any of its vendors is not Year 2000 compliant.

FACTORS AFFECTING FUTURE PERFORMANCE

We depend upon only a few key employees to generate revenue

     Our business consists primarily of the delivery of professional services and, accordingly, our success depends heavily on the efforts, abilities, business generation capabilities, and project execution of our employee consultants. If we lose the services of any employee consultant or if our employee consultants fail to generate business or otherwise fail to perform effectively, that could have a material adverse effect on our business, financial condition, and results of operations. Our employee consultants generated engagements that accounted for approximately 78 percent of our revenues in fiscal 1998 and 66 percent of our revenues in fiscal 1999. Our top five employee consultants in each of fiscal 1998 and fiscal 1999 generated approximately 33 percent and 24 percent of our revenues in those years. We do not have any employment or non-competition agreements with our employee consultants. Each employee consultant can terminate his or her relationship with us at will and without notice and can begin to compete with us at any time.

Our business could suffer if we are unable to hire additional qualified consultants as employees

     We must hire increasing numbers of highly qualified, highly educated consultants as employees. Our failure to recruit and retain a significant number of qualified employee consultants could have a material adverse effect on our business, financial condition, and results of operations. Relatively few potential employees meet our hiring criteria and we face significant competition for these employees from our direct competitors, academic institutions, government agencies, research firms, investment banking firms, and other enterprises. Many of these competing employers are able to offer potential employees significantly greater compensation and benefits or more attractive lifestyle choices, career paths, or geographic locations than we can. Increasing competition for these employee consultants may also significantly increase our labor costs, which could have a material adverse effect on our margins and results of operations.

Our failure to manage our expanding business successfully could adversely affect our revenue and results of operations

     Any failure on our part to manage growth successfully could have a material adverse effect on our business, financial condition, and results of operations. We have been experiencing significant growth in our revenues and employee base as a result of both internal growth and acquisitions. This growth creates new and increased management, consulting, and training responsibilities for our employee consultants. This growth also increases the demands on our internal systems, procedures, and controls, and on our managerial, administrative, financial, marketing, and other resources. We depend heavily upon the managerial, operational, and administrative skills of our officers, particularly James C. Burrows, our President and Chief Executive Officer, to manage this growth. New responsibilities and demands may adversely affect the overall quality of our work. No member of our management team has experience in managing a public company other than CRA. We have also recently opened offices in new geographic locations and may open additional offices in the future. Opening new offices may entail substantial start-up and maintenance costs.

We depend on our outside experts

     We depend on our existing relationships with our exclusive outside experts. Six of our exclusive outside experts in each of fiscal 1998 and fiscal 1999 generated engagements that accounted for approximately 19 percent and 31 percent of our revenues in those years. We believe that these outside experts are highly regarded in their fields and that each offers a combination of knowledge, experience, and expertise that would be very difficult to replace. We also believe that we have been able to secure some engagements and attract consultants in part because we could offer the services of these outside experts. Most of these outside experts can limit their relationships with us at any time for any reason. These reasons could include affiliations with universities whose policies prohibit accepting specified engagements, the pursuit of other interests, and retirement.

Thirteen of our approximately 40 outside experts have entered agreements with us that restrict their right to compete with us. The limitation or termination of any of their relationships with us or competition from any of them following the termination of their non-competition agreements with us could have a material adverse effect on our business, financial condition, and results of operations.

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

Fluctuations in our quarterly revenues and results of operations could depress the market price of our common stock

     We may experience significant fluctuations in our revenues and results of operations from one quarter to the next. If our revenues or net income in a quarter fall below the expectations of securities analysts or investors, the market price of our common stock could fall significantly. Our results of operations in any quarter can fluctuate for many reasons, including the following:

     - the number of weeks in the quarter

     - the number, scope, and timing of ongoing client engagements

     - the extent to which we can reassign employee consultants efficiently from one engagement to the next

     - employee hiring

     - the extent of discounting or cost overruns

     - severe weather conditions and other factors affecting employee productivity.

Because we generate almost all of our revenues from consulting services that we provide on an hourly-fee basis, our revenues in any period are directly related to the number of our employee consultants, their billing rates, and the number of billable hours they work in that period. We have a limited ability to increase any of these factors in the short term. Accordingly, if we underutilize our consultants during one part of a fiscal period, we may be unable to compensate by augmenting revenues during another part of that period. In addition, we may be unable to fully utilize the additional consultants that we intend to hire, particularly in the quarter in which we hire them. Moreover, a significant majority of our operating expenses, primarily office rent and salaries, are fixed in the short term. As a result, if our revenues fail to meet our projections in any quarter, that could have a disproportionate adverse effect on our net income. For these reasons, we believe historical results of operations should not be relied upon as an indication of our future performance.

Acquisitions may disrupt our operations or adversely affect our results

       We may seek to acquire other businesses, and we may be unable to identify, acquire, successfully integrate, or profitably manage any business without substantial expense, delay, or other operational or financial problems. In addition, we may be unable to achieve the financial, operational, and other benefits we anticipate from any acquisition. We may be unable to manage any acquired company profitably or successfully integrate its operations with our own. Competition for future acquisition opportunities in our markets could increase the price we pay for businesses we acquire and could reduce the number of potential acquisition targets. Further, acquisitions may involve a number of special risks, such as:

     - one-time charges related to the acquisition

     - diversion of our management's time, attention, and resources

     - loss of key acquired personnel

     - increased costs to improve or coordinate managerial, operational, financial, and administrative systems

     - dilutive issuances of equity securities

     - the assumption of legal liabilities

     - amortization of acquired intangible assets

     - difficulties in integrating diverse corporate cultures

     - additional conflicts of interests.

The occurrence of any of these events could have a material adverse effect on our business, financial condition, and results of operations.

Maintaining our professional reputation is crucial to our future success

     Our ability to secure new engagements and hire qualified consultants as employees depends heavily on our overall reputation as well as the individual reputations of our consultants and principal outside experts. Because we obtain a majority of our new engagements from existing clients or from referrals by those clients, any client that is dissatisfied with our performance on a single matter could seriously impair our ability to secure new engagements. Any factor that diminishes our reputation or the reputations of any of our personnel or outside experts could make it substantially more difficult for us to compete successfully for both new engagements and qualified consultants. That could have a material adverse effect on our business, financial condition, and results of operations.

We depend on our antitrust and mergers and acquisitions consulting business

     We derived approximately 35 percent of our revenues in fiscal 1997, 47 percent in fiscal 1998, and 41 percent in fiscal 1999 from engagements in our antitrust and mergers and acquisitions practice areas. Any substantial reduction in the number of our engagements in these practice areas could have a material adverse effect on our business, financial condition, and results of operations. We derived almost all of these revenues from engagements relating to enforcement of United States antitrust laws. Changes in federal antitrust laws, changes in judicial interpretations of these laws, or less vigorous enforcement of these laws as a result of changes in political appointments or priorities or for other reasons could substantially reduce our revenues from engagements in this area. In addition, adverse changes in general economic conditions, particularly conditions influencing the merger and acquisition activity of larger companies, could also adversely affect engagements in which we assist clients in proceedings before the Department of Justice and the Federal Trade Commission.

Our revenues come from a limited number of large engagements

     We have been deriving a significant portion of our revenues from a limited number of large engagements. If we do not obtain a significant number of new large engagements each year, our business, financial condition, and results of operations could suffer. Our 10 largest engagements accounted for approximately 23 percent of our revenues in fiscal 1997, 29 percent in fiscal 1998, and 20 percent in fiscal 1999. Our 10 largest clients accounted for approximately 29 percent, 38 percent, and 39 percent of our revenues in those years. In general, the volume of work we perform for any particular client varies from year to year, and a major client in one year may not hire us again.

Clients can terminate engagements with us at any time

    Our engagements generally depend upon disputes, proceedings, or transactions that involve our clients. Our clients may decide at any time to seek to resolve the dispute or proceeding or abandon the transaction. Our engagements can therefore terminate suddenly and without advance notice to us. If an engagement is terminated unexpectedly, the employee consultants working on the engagement could be underutilized until we assign them to other projects. Accordingly, the termination or significant reduction in the scope of a single large engagement could have a material adverse effect on our business, financial condition, and results of operations.

Potential conflicts of interests may preclude us from accepting some engagements

     We provide our services primarily in connection with significant or complex transactions, disputes, or other matters that are usually adversarial or that involve sensitive client information. Our engagement by a client frequently precludes us from accepting engagements with the client's competitors or adversaries because of conflicts between their interests or positions on disputed issues or other reasons. Accordingly, the number of both potential clients and potential engagements is limited. Moreover, in many industries in which we provide consulting services, particularly in the telecommunications industry, there has been a continuing trend toward business consolidations and strategic alliances. These consolidations and alliances reduce the number of potential clients for our services and increase the chances that we will be unable to continue some of our ongoing engagements or accept new engagements as a result of conflicts of interests. Any such result could have a material adverse effect on our business, financial condition, and results of operations.

Intense competition from other economic and business consulting firms could hurt our business

     The market for economic and business consulting services is intensely competitive, highly fragmented, and subject to rapid change. We may be unable to compete successfully with our existing competitors or with any new competitors. In general, there are few barriers to entry into our markets, and we expect to face additional competition from new entrants into the economic and business consulting industries. In the legal and regulatory consulting market, we compete primarily with other economic consulting firms and individual academics. In the business consulting market, we compete primarily with other business and management consulting firms, specialized or industry-specific consulting firms, the consulting practices of large accounting firms, and the internal professional resources of existing and potential clients. Many of our competitors have national and international reputations as well as significantly greater personnel, financial, managerial, technical, and marketing resources than we do. Some of our competitors also have a significantly broader geographic presence than we do.

Our entry into new lines of business could adversely affect our results of operations

     If we attempt to develop new practice areas or lines of business outside our core economic and business consulting services, those efforts could have a material adverse effect on our results of operations. For example, in June 1997, we established and purchased a controlling interest in NeuCo, Inc., which provides applications consulting services and a family of neural network software solutions and complementary applications for fossil-fired electric utilities. NeuCo has not been and may never be profitable. Our efforts in new practice areas or new lines of business involve inherent risks, including risks associated with inexperience and competition from mature participants in the markets we enter. Our inexperience may result in costly decisions that could have a material adverse effect on our business, financial condition, and results of operations.

Our engagements may result in professional liability

     Our services typically involve difficult analytical assignments and carry risks of professional and other liability. Many of our engagements involve matters that could have a severe impact on the client's business, cause the client to lose significant amounts of money, or prevent the client from pursuing desirable business opportunities. Accordingly, if a client is dissatisfied with our performance, the client could threaten or bring litigation in order to recover damages or to contest its obligation to pay our fees. Litigation alleging that we performed negligently or otherwise breached our obligations to the client could expose us to significant liabilities and tarnish our reputation. These outcomes could have a material adverse effect on our business, financial condition, and results of operations.

"Year 2000" problems may disrupt our operations

      Many computer systems and software products were not originally designed to recognize dates after December 31, 1999. This "Year 2000" problem could result in system failures or miscalculations causing disruptions of operations. The inability of the products, services, and systems on which we rely to process dates after December 31, 1999, could seriously harm our business. To date, we are not aware that Year 2000 issues have affected our business. Nonetheless, we may discover Year 2000 errors or defects in our internal software systems and, if we do, the costs of making these systems Year 2000 compliant could be significant. We also rely on third-party vendors for some of our equipment and services, and we did not conduct a Year 2000 review of all of our vendors. If these vendors or their systems or equipment experience Year 2000 problems, we could incur significant expenses to remedy any problems or replace affected vendors.

The price of our common stock may be volatile

      Many factors may cause the market price of our common stock to fluctuate significantly, including the following:

      - variations in our quarterly results of operations

      - the hiring or departure of key personnel or outside experts

      - changes in our professional reputation

      - the introduction of new services by us or our competitors

      - acquisitions or strategic alliances involving us or our competitors

      - changes in accounting principles

      - changes in the legal and regulatory environment affecting clients

      - changes in estimates of our performance or recommendations by securities analysts

      - future sales of shares of common stock in the public market

      - market conditions in the industry and the economy as a whole.

      In addition, the stock market has recently experienced extreme price and volume fluctuations. These fluctuations are often unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. When the market price of a company's stock drops significantly, stockholders often institute securities class action litigation. Any such litigation against us could cause us to incur substantial costs and could divert the time and attention of our management and other resources. Any of these events could have a material adverse effect on our business, financial condition, and results of operations.

Our charter and by-laws and Massachusetts law may deter takeovers

      Our articles of organization and by-laws and Massachusetts law contain provisions that could have anti-takeover effects and that could discourage, delay, or prevent a change in control of CRA or an acquisition of CRA at a price that many stockholders may find attractive. These provisions may also discourage proxy contests and make it more difficult for stockholders of CRA to take some corporate actions, including the election of directors. The existence of these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      As of November 27, 1999, CRA was exposed to market risks, which primarily include changes in U.S. interest rates.

      CRA maintains a portion of its cash and cash equivalents in financial instruments with purchased maturities of one year or less and a portion of its short-term investments in financial instruments with purchased maturities of two years or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. Because these financial instruments are readily marketable, an immediate increase in interest rates would not have a material effect upon CRA's financial position.

ITEM 8 -FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements of CRA are included in this annual report as pages FS-1 through FS-19. An index to the consolidated financial statements is set forth on Page FS-1.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information with respect to directors and executive officers and compliance with Section 16(a) of the Securities Exchange Act of 1934 may be found in the sections captioned "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in CRA's definitive proxy statement to be delivered to stockholders in connection with CRA's 2000 annual meeting of stockholders. Such information is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

      Information with respect to this item may be found in the section captioned "Compensation of Directors and Executive Officers" appearing in CRA's definitive proxy statement to be delivered to stockholders in connection with CRA's 2000 annual meeting of stockholders. Such information is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information with respect to this item may be found in the section captioned "Security Ownership of Certain Beneficial Owners and Management" appearing in CRA's definitive proxy statement to be delivered to stockholders in connection with CRA's 2000 annual meeting of stockholders. Such information is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information with respect to this item may be found in the section captioned "Certain Transactions" appearing in CRA's definitive proxy statement to be delivered to stockholders in connection with CRA's 2000 annual meeting of stockholders. Such information is incorporated herein by reference.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a) Financial Statements, Schedules, and Exhibits. The consolidated financial statements filed as part of this annual report are listed in the index to consolidated financial Statements on page FS-1. The exhibits filed as part of this report are listed in the accompanying exhibit index, which follows the signature page to this annual report.

      (b) Reports on Form 8-K. No reports on Form 8-K were filed by CRA during the fourth quarter of fiscal 1999.

      (c) Exhibits. The exhibits filed as part of this report are listed in the accompanying exhibit index, which follows the signature page to this annual report.

      (d) Financial Statement Schedules. Financial statement schedules are omitted as not applicable, not required or the information is included in the consolidated financial statements or notes thereto.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      CHARLES RIVER ASSOCIATES INCORPORATED

      By: /s/ James C. Burrows
          -----------------------------------------------
          James C. Burrows
          President, Chief Executive Officer and Director
          Date: February  25, 2000

                                POWER OF ATTORNEY

      KNOW ALL BY THESE PRESENTS that each individual whose signature appears below hereby constitutes and appoints James C. Burrows, Laurel E. Morrison and Firoze E. Katrak, and each of them, his or her true and lawful attorneys-in-fact and agents with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Security and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing which they, or any of them, may deem necessary or advisable to be done in connection with this annual report on Form 10-K, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or any substitute or substitutes for any or all of them, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            SIGNATURE                               TITLE                               DATE
            ---------                               -----                               ----

/s/ Franklin M. Fisher            Chairman of the Board                          February 25, 2000
-------------------------------
Franklin M. Fisher


/s/ James C. Burrows              President, Chief Executive Officer             February 25, 2000
-------------------------------   and Director (principal executive officer)
James C. Burrows


/s/ Laurel E. Morrison            Chief Financial Officer, Vice President,       February 25, 2000
-------------------------------   Finance and Administration, and Treasurer
Laurel E. Morrison                (principal financial and accounting officer)


/s/ William B. Burnett            Vice President and Director                    February 25, 2000
-------------------------------
William B. Burnett

            SIGNATURE                               TITLE                               DATE
            ---------                               -----                               ----

/s/ Firoze E. Katrak              Vice President and Director                    February 25, 2000
-------------------------------
Firoze E. Katrak


/s/ Carl Kaysen                   Director                                       February 25, 2000
-------------------------------
Carl Kaysen


/s/ Rowland T. Moriarty           Director                                       February 25, 2000
-------------------------------
Rowland T. Moriarty


/s/ Garth Saloner                 Director                                       February 25, 2000
-------------------------------
Garth Saloner


/s/ Steven C. Salop               Director                                       February 25, 2000
-------------------------------
Steven C. Salop

EXHIBIT INDEX

--------------------------------------------------------------------------------
 EXHIBIT
   NO.                                DESCRIPTION
--------------------------------------------------------------------------------
  3.1     Amended and Restated Articles of Organization of CRA (filed as Exhibit
          3.2 to CRA's Registration Statement on Form S-1, File No. 333-46941, and incorporated herein by reference).
--------------------------------------------------------------------------------
  3.2 Amended and Restated By-Laws of CRA (filed as Exhibit 3.4 to CRA's Registration Statement on Form S-1, File No. 333-46941, and incorporated herein by reference).
--------------------------------------------------------------------------------
  4.1 Specimen certificate for the Common Stock of CRA (filed as Exhibit 4.1 to CRA's Registration Statement on Form S-1, File No. 333-46941, and incorporated herein by reference).
--------------------------------------------------------------------------------
*10.1 1998 Incentive and Nonqualified Stock Option Plan, as amended (filed with CRA's Definitive Proxy Statement filed with the Securities and Exchange Commission on May 4, 1999, and incorporated herein by reference).
--------------------------------------------------------------------------------
*10.2 1998 Employee Stock Purchase Plan (filed as Exhibit 10.2 to CRA's Registration Statement on Form S-1, File No. 333-46941, and incorporated herein by reference).
--------------------------------------------------------------------------------
 10.3 Amended and Restated Loan Agreement dated as of November 18, 1994, between CRA and The First National Bank of Boston, as amended (filed as Exhibit 10.3 to CRA's Registration Statement on Form S-1, File No. 333-46941, and incorporated herein by reference).
--------------------------------------------------------------------------------
 10.4 Amended and Restated Security Agreement dated as of November 18, 1994, between CRA and The First National Bank of Boston (filed as Exhibit
          10.4 to CRA's Registration Statement on Form S-1, File No. 333-46941, and incorporated herein by reference).
--------------------------------------------------------------------------------
 10.5 Revolving Credit Note of CRA dated as of November 18, 1994, in the principal amount of $2,000,000 payable to The First National Bank of Boston (filed as Exhibit 10.5 to CRA's Registration Statement on Form S-1, File No. 333-46941, and incorporated herein by reference).
--------------------------------------------------------------------------------
 10.6 Office Lease Agreement between CRA and John Hancock Mutual Life Insurance Company dated March 1, 1978, as amended (filed as Exhibit
          10.6 to CRA's Registration Statement on Form S-1, File No. 333-46941, and incorporated herein by reference).
--------------------------------------------------------------------------------
 10.7 Office Lease Agreement between CRA and Deutsche Immobilien Fonds Aktiengesellschaft dated March 6, 1997 (filed as Exhibit 10.7 to CRA's Registration Statement on Form S-1, File No. 333-46941, and incorporated herein by reference).
--------------------------------------------------------------------------------
 10.8     Form of Consulting Agreement with Outside Experts (filed as Exhibit
          10.8 to CRA's Registration Statement on Form S-1, File No. 333-46941, and incorporated herein by reference).
--------------------------------------------------------------------------------
 10.9 Stock Restriction Agreement between CRA and its pre-offering stockholders (filed as Exhibit 10.9 to CRA's Registration Statement on Form S-1, File No. 333-46941, and incorporated herein by reference).
--------------------------------------------------------------------------------
 10.10 Asset Purchase Agreement dated as of December 15, 1998, among CRA, The Tilden Group LLC, Michael L. Katz and Carl Shapiro (filed as Exhibit
          2.1 to CRA's Current Report on Form 8-K filed on December 30, 1998, and incorporated herein by reference).
--------------------------------------------------------------------------------
 21.1     Subsidiaries of CRA.
--------------------------------------------------------------------------------
 23.1     Consent of Ernst & Young LLP, Independent Auditors.
--------------------------------------------------------------------------------
 24.1     Power of Attorney (included on the signature page to this annual report).
--------------------------------------------------------------------------------
 27.1     Financial Data Schedule.
--------------------------------------------------------------------------------
 * Management contract or compensatory plan.

                      CHARLES RIVER ASSOCIATES INCORPORATED

                                    INDEX TO

                        CONSOLIDATED FINANCIAL STATEMENTS








Report of Independent Auditors........................................  FS-2
Consolidated Balance Sheets...........................................  FS-3
Consolidated Statements of Income.....................................  FS-4
Consolidated Statements of Stockholders' Equity.......................  FS-5
Consolidated Statements of Cash Flows.................................  FS-6
Notes to Consolidated Financial Statements............................  FS-7

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors
CHARLES RIVER ASSOCIATES INCORPORATED

      We have audited the accompanying consolidated balance sheets of Charles River Associates Incorporated (the "Company") as of November 28, 1998 and November 27, 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended November 27, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Charles River Associates Incorporated as of November 28, 1998, and November 27, 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 27, 1999, in conformity with accounting principles generally accepted in the United States.

                                             /s/ Ernst & Young LLP

Boston, Massachusetts
January 7, 2000

                      CHARLES RIVER ASSOCIATES INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                          NOVEMBER 28,       NOVEMBER 27,
                                                                              1998               1999
                                                                          ------------       ------------
ASSETS
Current assets:
  Cash and cash equivalents                                                 $32,023            $20,176
  Available-for-sale securities                                                  --              8,684
  Accounts receivable, net of allowances of $727
    in 1998 and $952 in 1999 for doubtful accounts                            9,867             12,719
  Unbilled services                                                           6,614             13,891
  Prepaid expenses                                                              496                548
  Deferred income taxes                                                         573              1,358
                                                                            -------            -------
Total current assets                                                         49,573             57,376

Property and equipment, net                                                   3,532              4,051
Goodwill, net of accumulated amortization of $502 in 1999                        --             10,553
Intangible assets, net of accumulated amortization of $152 in 1999               --              1,348
Other assets                                                                    230                182
                                                                            -------            -------
Total assets                                                                $53,335            $73,510
                                                                            =======            =======

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Accounts payable                                                          $ 2,529            $ 3,641
  Accrued expenses                                                           13,408             15,128
  Deferred revenue and other liabilities                                        407                254
  Current portion of notes payable to former stockholders                       339                406
                                                                            -------            -------
Total current liabilities                                                    16,683             19,429

Notes payable to former stockholders, net of current portion                    542                331
Notes payable to minority interest                                               --                130

Deferred rent                                                                 1,449              1,305
Minority interest                                                                33                 --

Commitments and contingencies

Stockholders' equity:
  Preferred Stock, no par value; 1,000,000 shares authorized; none
    issued or outstanding                                                        --                 --
  Common Stock, no par value; 25,000,000
    shares authorized; 8,316,115 shares in 1998 and
    8,683,761 shares in 1999 issued and outstanding                          30,992             40,189
  Deferred compensation                                                          --               (345)
  Retained earnings                                                           3,636             12,471
                                                                            -------            -------

Total stockholders' equity                                                   34,628             52,315
                                                                            -------            -------
Total liabilities and stockholders' equity                                  $53,335            $73,510
                                                                            =======            =======

                             See accompanying notes.

                      CHARLES RIVER ASSOCIATES INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            Year ended
                                                       ------------------------------------------------------
                                                        NOVEMBER 29,        NOVEMBER 28,        NOVEMBER 27,
                                                            1997                1998                1999
                                                        ------------        ------------        ------------

Revenues                                                 $   44,805          $   52,971          $   73,970
Costs of services                                            28,374              31,695              42,320
Supplemental compensation                                     1,233                  --                  --
                                                         ----------          ----------          ----------
Gross profit                                                 15,198              21,276              31,650
General and administrative                                   10,509              11,934              17,448
                                                         ----------          ----------          ----------
Income from operations                                        4,689               9,342              14,202
Interest income, net                                            302                 975                 977
                                                         ----------          ----------          ----------
Income before provision for income taxes
  and minority interest                                       4,991              10,317              15,179
Provision for income taxes:

      Current year operations                                  (306)             (2,846)             (6,182)
      Change in tax status                                       --              (1,416)                 --
                                                         ----------          ----------          ----------
Income before minority interest                               4,685               6,055               8,997
Minority interest                                               282                 310                  33
                                                         ----------          ----------          ----------
Net income                                               $    4,967          $    6,365          $    9,030
                                                         ==========          ==========          ==========
Net income per share:
      Basic                                              $      .78          $      .84          $     1.07
                                                         ==========          ==========          ==========
      Diluted                                            $      .78          $      .84          $     1.05
                                                         ==========          ==========          ==========

Weighted average number of shares outstanding:
      Basic                                               6,329,007           7,570,493           8,477,204
                                                         ==========          ==========          ==========
      Diluted                                             6,329,007           7,619,945           8,571,042
                                                         ==========          ==========          ==========

Pro forma income data (unaudited):
  Net income as reported                                 $    4,967          $    6,365
  Pro forma adjustment                                       (1,833)                 12
                                                         ----------          ----------
  Pro forma net income                                   $    3,134          $    6,377
                                                         ==========          ==========
  Pro forma net income per share:
      Basic                                              $     0.48          $     0.84
                                                         ==========          ==========
      Diluted                                            $     0.48          $     0.83
                                                         ==========          ==========

  Weighted average number of shares outstanding:
      Basic                                               6,458,737           7,630,012
                                                         ==========          ==========
      Diluted                                             6,458,737           7,679,464
                                                         ==========          ==========

                             See accompanying notes.

                      CHARLES RIVER ASSOCIATES INCORPORATED
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                              COMMON STOCK
                                     -------------------------------     TREASURY STOCK
                                       SHARES               RETAINED   ------------------      NOTES       DEFERRED    STOCKHOLDERS'
                                       ISSUED     AMOUNT    EARNINGS    SHARES     AMOUNT   RECEIVABLE   COMPENSATION     EQUITY
                                     ---------   -------    --------   --------    ------   ----------   ------------  -------------
BALANCE AT NOVEMBER 30, 1996         6,228,040   $   902    $  5,989    (15,600)   $ (29)    $  (660)                    $  6,202
Net income                                                     4,967                                                        4,967
Issuance of common stock               400,400     1,085                                        (715)                         370
Distributions to stockholders                                 (2,600)                                                      (2,600)
Collection on notes receivable
  from stockholders                                                                              264                          264
Purchase of treasury stock                                             (119,600)    (444)                                    (444)
Adjustment to purchase price of
  treasury stock                                                (220)                                                        (220)
Sale of treasury stock                                                   26,000       97         (58)                          39
Retirement of treasury stock          (109,200)      (10)       (366)   109,200      376                                       --
Accrued interest on notes
  receivable from stockholders                                                                   (42)                         (42)
                                     --------------------------------------------------------------------------------------------
BALANCE AT NOVEMBER 29, 1997         6,519,240     1,977       7,770         --       --      (1,211)           --          8,536
Net income                                                     6,365                                                        6,365
Issuance of common stock, net
  of offering costs                  1,796,875    29,506                                                                   29,506
Dividends declared                                  (491)    (10,303)                                                     (10,794)
Adjustment to purchase price of
  treasury stock                                                (196)                                                        (196)
Collection of notes receivable
  from stockholders                                                                            1,211                        1,211
                                     --------------------------------------------------------------------------------------------
BALANCE AT NOVEMBER 28, 1998         8,316,115    30,992       3,636         --       --          --            --         34,628
Net income                                                     9,030                                                        9,030
Issuance of common stock, net
  of offering costs                    200,000     4,453                                                                    4,453
Issuance of common stock
  principally for acquisition
  of businesses                        152,429     3,924                                                     $(106)         3,818
Issuance of common stock under
  Employee Stock Purchase Plan          15,217       377                                                                      377
Grant of stock options to
  consultants                                        443                                                      (443)            --
Amortization of deferred
  compensation                                                                                                 204            204
Adjustment to purchase price
  of treasury stock                                             (195)                                                        (195)
                                     --------------------------------------------------------------------------------------------
BALANCE AT NOVEMBER 27, 1999         8,683,761   $40,189    $ 12,471         --    $  --     $    --         $(345)      $ 52,315
                                     ============================================================================================

                             See accompanying notes.

                      CHARLES RIVER ASSOCIATES INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                  Year ended
                                                             -----------------------------------------------------
                                                              NOVEMBER 29,       NOVEMBER 28,        NOVEMBER 27,
                                                                  1997               1998                1999
                                                              ------------       ------------        ------------

OPERATING ACTIVITIES:
Net income                                                      $ 4,967            $  6,365            $  9,030
Adjustments to reconcile net income
  to net cash provided by operating activities:
  Depreciation and amortization                                     727                 949               2,122
  Deferred rent                                                     (93)                147                (144)
  Deferred income taxes                                              95              (1,101)               (785)
  Minority interest                                                (282)               (310)                (33)
Changes in operating assets and liabilities:
  Accounts receivable                                            (2,779)                273              (2,449)
  Unbilled services                                                 125              (1,883)             (7,277)
  Prepaid expenses and other                                       (172)               (106)                 (3)
  Accounts payable, accrued expenses and
  other liabilities                                               1,030               9,369               2,680
                                                                -------            --------            --------
Net cash provided by operating activities                         3,618              13,703               3,141

INVESTING ACTIVITIES:
  Purchase of property and equipment                             (2,290)             (1,591)             (1,586)
  Purchase of short-term investments                                 --                  --              (8,684)
  Acquisition of businesses                                          --                  --              (9,339)
                                                                -------            --------            --------
Net cash used in investing activities                            (2,290)             (1,591)            (19,609)

FINANCING ACTIVITIES:
  Payments on notes payable to former shareholders                 (370)               (302)               (339)
  Loan from minority interest                                        --                  --                 130
  Issuance of common stock                                          370              29,506               4,830
  Sale of treasury stock                                             39                  --                  --
  Collection of notes receivable from stockholders                  264                 381                  --
  Dividends paid                                                 (1,636)            (11,728)                 --
  Proceeds from minority interest                                   625                  --                  --
                                                                -------            --------            --------
Net cash provided by (used in) financing activities                (708)             17,857               4,621
                                                                -------            --------            --------
Net increase (decrease) in cash and cash equivalents                620              29,969             (11,847)
Cash and cash equivalents at beginning of year                    1,434               2,054              32,023
                                                                -------            --------            --------

Cash and cash equivalents at end of year                        $ 2,054            $ 32,023            $ 20,176
                                                                =======            ========            ========

Supplemental cash flow information:
Cash paid for income taxes                                      $   275            $  3,872            $  7,621
                                                                =======            ========            ========
Issuance of common stock for acquired businesses                     --                  --            $  3,818
                                                                =======            ========            ========
Issuance of common stock for future services                         --                  --            $    106
                                                                =======            ========            ========
Notes receivable in exchange for common stock                   $   773                  --                  --
                                                                =======            ========            ========
Notes payable in exchange for treasury stock                    $   444                  --                  --
                                                                =======            ========            ========
Dividends applied to reduce notes receivable                         --            $    830                  --
                                                                =======            ========            ========


                             See accompanying notes.

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

REVENUE RECOGNITION

      Revenues from most engagements are recognized as services are provided based upon hours worked and contractually agreed-upon hourly rates. The Company's revenues also include expenses billed to clients, which include travel and other out-of-pocket expenses, charges for support staff and outside contractors, and other reimbursable expenses. An allowance is provided for any amounts considered uncollectible.

      Unbilled services represent balances accrued by the Company for services performed but not yet billed to the client.

CASH EQUIVALENTS AND AVAILABLE-FOR-SALE SECURITIES

      Cash equivalents consist principally of money market funds, commercial paper, bankers' acceptances, and certificates of deposit with maturities when purchased of 90 days or less. Available-for-sale securities consist of commercial paper and certificates of deposit with maturities when purchased of more than 90 days but less than one year, whose cost approximates fair market value.

GOODWILL

      Goodwill represents the cost in excess of fair market value of net assets of acquired businesses and is amortized over 20 years.

                      CHARLES RIVER ASSOCIATES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IMPAIRMENT OF LONG-LIVED ASSETS

      The Company periodically reviews the carrying value of its long-lived assets (primarily property and equipment and goodwill) to assess the recoverability of these assets; any impairments would be recognized in operating results if a permanent diminution in value were to occur. As part of this assessment, the Company reviews the expected future net operating cash flows from its acquired businesses.

INTANGIBLE ASSETS

      Intangible assets consist principally of costs allocated to non-compete agreements and are amortized over the related terms of the agreements (7 - 10 years).

PROPERTY AND EQUIPMENT

      Property and equipment are recorded at cost. The Company provides for depreciation of equipment using the straight-line method over its estimated useful life, generally three to five years. Amortization of leasehold improvements is provided using the straight-line method over the shorter of the lease term or the estimated useful life of the leasehold improvements.

PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of the Company, its subsidiaries and NeuCo, Inc., a corporation founded by the Company and an affiliate of Commonwealth Energy Systems in June 1997. The Company has a 65.25 percent interest in NeuCo, Inc. The portion of the results of operations of NeuCo, Inc. allocable to its minority owners is shown as "minority interest" in the Company's statement of income, and that amount, along with the capital contributions to NeuCo, Inc. of its minority interest owners, is shown as "minority interest" on the Company's balance sheet. All significant intercompany accounts have been eliminated.

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

                      CHARLES RIVER ASSOCIATES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      The Company provides an allowance for doubtful accounts for potentially uncollectible amounts. Activity in the accounts is as follows:

                                                FISCAL YEAR
                                       -------------------------------
                                        1997         1998         1999
                                       -----         ----         ----
                                               (IN THOUSANDS)

Balance at beginning of period         $ 578         $394         $727
Charge to cost and expenses               --          361          225
Amounts written off                     (184)         (28)          --
                                       -----         ----         ----
Balance at end of period               $ 394         $727         $952
                                       =====         ====         ====

DEFERRED REVENUE

      Deferred revenue represents amounts paid to the Company in advance of services rendered.

INCOME TAXES

      Until April 28, 1998, the Company had been treated for federal and state income tax purposes as an S corporation under the Internal Revenue Code of 1986, as amended (the "Code"). As a result, the Company's stockholders, rather than the Company, were required to pay federal and certain state income taxes based on the Company's taxable earnings. The Company filed its returns using the cash method of accounting. Upon the closing of the initial public offering of the Company's common stock, the Company's status as an S corporation terminated. Pro forma provisions for income taxes have been presented as if the Company had been taxed as a C corporation for the fiscal years ended November 29, 1997, and November 28, 1998.

      At the time of the termination of the Company's status as an S corporation, the Company recorded a one-time additional provision for income taxes of $1,416,000.

NET INCOME PER SHARE AND PRO FORMA NET INCOME PER SHARE

      Basic earnings per share represents net income divided by the weighted average shares of common stock outstanding during the period. Diluted earnings per share represents net income divided by the weighted average shares of common stock and common stock equivalents, which consists of stock options, outstanding during the period.

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

STOCK-BASED COMPENSATION

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

DEFERRED COMPENSATION

      Deferred compensation represents the cost associated with shares of common stock granted to certain employees and the cost associated with the grant of stock options to consultants. The options granted to consultants are accounted for under variable accounting in accordance with SFAS No. 123. These costs are being amortized over the related vesting period.

FOREIGN CURRENCY TRANSLATION

      In accordance with SFAS No. 52, "Foreign Currency Translation," balance sheet accounts of the Company's foreign subsidiary are translated into United States dollars at year-end exchange rates. Operating accounts are translated at average exchange rates for each year. Net translation gains or losses for the fiscal years 1998 and 1999 were not significant.

ACCOUNTING PRONOUNCEMENTS

      In fiscal 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which did not have a material impact on the Company's consolidated financial statements.

      In December 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued a Statement of Position (SOP), "Reporting on the Costs of Start-up Activities," which will require companies upon adoption to expense start-up costs, including organization costs, as incurred. In addition, the SOP will require companies upon adoption to write off as a cumulative change in accounting principle any previously recorded start-up or organization costs. The SOP is effective for the Company in the first quarter of fiscal 2000. At November 27, 1999, the Company had deferred start-up costs of $37,000. The Company believes that the adoption of this SOP will not have a material impact on the Company's consolidated financial statements.

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires all derivatives to be recorded on the balance sheet at fair market value and establishes special accounting for certain types of hedges. The Company does not engage in any derivative instruments and hedging activities. The Statement is effective for fiscal years beginning after June 15, 2001; however, earlier adoption is allowed.

                      CHARLES RIVER ASSOCIATES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  BUSINESS ACQUISITIONS

      On December 15, 1998, the Company acquired assets and assumed certain liabilities of The Tilden Group, a consulting company, for $9.6 million in cash and common stock. On February 29, 1999, the Company acquired assets and assumed certain liabilities of FinEcon, a consulting company, for $3.2 million in cash and common stock. The acquisitions have been accounted for under purchase accounting and the results of operations have been included in the accompanying statements of operations from the related dates of acquisition. The pro forma results of operations had the acquisitions occurred at the beginning of fiscal years 1998 and 1999 are not materially different from the results in the accompanying statements of operations.

3.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                  NOVEMBER 28,    NOVEMBER 27,
                                                      1998            1999
                                                  ------------    ------------
                                                         (IN THOUSANDS)

Furniture and equipment                              $5,362          $6,985
Leasehold improvements                                1,697           1,857
                                                     ------          ------
                                                      7,059           8,842
Accumulated depreciation and amortization             3,527           4,791
                                                     ------          ------

                                                     $3,532          $4,051
                                                     ======          ======

4.  ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                  NOVEMBER 28,    NOVEMBER 27,
                                                      1998            1999
                                                  ------------    ------------
                                                         (IN THOUSANDS)

Compensation and related expenses                   $11,260         $13,072
Other                                                 2,148           2,234
                                                    -------         -------

                                                    $13,408         $15,306
                                                    =======         =======

5.  NOTES PAYABLE TO FORMER STOCKHOLDERS

      Notes payable to former stockholders represent amounts owed by the Company to former stockholders in connection with the Company's repurchase of shares of common stock from such stockholders upon their separation from the Company pursuant to an Exit Agreement.

                      CHARLES RIVER ASSOCIATES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  NOTES PAYABLE TO FORMER STOCKHOLDERS (CONTINUED)

In 1998, the Company's Board of Directors authorized the Company to amend and restate the Exit Agreeement, and no further repurchases may be made under the Exit Agreement

      Under the Exit Agreement, the Company repurchased shares of common stock from certain stockholders at a purchase price based upon a formula that used the book value of the Company at the date the stockholder separated from the Company (the "Fixed Amount") and an amount (the "Contingent Pay-Out Amount") equal to the stockholder's pro rata portion of 25 percent of the Company's earnings before bonuses, supplemental compensation, and amortization of goodwill, if any, for each of the five fiscal years commencing with the fiscal year in which the repurchase was made. The Fixed Amount is payable in three equal installments, and the Contingent Pay-Out Amount is payable in five equal annual installments. The Fixed Amount bears interest at an average prime rate (8.5 percent at November 27, 1999) determined in accordance with the terms of the Exit Agreement.

      For financial reporting purposes, the Company initially estimates the Contingent Pay-Out Amount owed to each former stockholder for the full five-year payment period based on the actual amount of the contingent payment for the first year. In subsequent years, the Company adjusts the estimate annually based on actual amounts of the contingent payment for all preceding years. The related adjustments are made to treasury stock and additional paid-in capital and, to the extent additional paid-in capital is not available, retained earnings. Annual principal payments to former stockholders are estimated as of November 27, 1999 to be: $406,000 in fiscal 2000; $210,000 in fiscal 2001, and $121,000 in fiscal 2002. The Company believes the recorded value of the notes payable to former stockholders approximates fair market value.

6.  FINANCING ARRANGEMENTS

The Company has a line of credit that permits borrowings of up to $2.0 million with interest at the bank's base rate (8.5 percent at November 27, 1999) and is secured by the Company's accounts receivable. This line of credit automatically renews each year on June 30 unless earlier terminated by either CRA or the bank. The terms of the line of credit include certain operating and financial covenants. No borrowings were outstanding as of November 28, 1998, and November 27, 1999.

7.  EMPLOYEE BENEFIT PLANS

      The Company maintains a profit-sharing retirement plan that covers substantially all full-time employees. Contributions are made at the discretion of the Company and its subsidiaries and cannot exceed the maximum amount deductible under applicable provisions of the Code. Contributions were approximately $1.2 million in fiscal 1997, $1.0 million in fiscal 1998, and $1.5 million in fiscal 1999.

                      CHARLES RIVER ASSOCIATES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  SUPPLEMENTAL COMPENSATION

      The Company currently has a bonus program which awards discretionary bonuses based on the Company's revenues, profitability, and individual performance. Amounts paid under this bonus program are included in costs of services. Prior to the beginning of fiscal 1998, the Company also had another bonus program, which consisted of discretionary payments to officers and certain outside experts based primarily on the Company's cash flows. These bonus payments are shown as supplemental compensation in the Company's statements of income. This plan was discontinued at the end of fiscal 1997.

9.  LEASES

      At November 27, 1999, the minimum rental commitments under all noncancellable operating leases with initial or recurring terms of more than one year were as follows (in thousands):

              FISCAL YEAR
              -----------

              2000                                      $ 3,301
              2001                                        2,845
              2002                                        2,640
              2003                                        2,433
              2004                                        2,186
              Thereafter                                  5,515
                                                        -------
                                                        $18,920
                                                        =======

      Rent expense amounted to approximately $1.8 million in fiscal 1997, $2.3 million in fiscal 1998, and $3.1 million in fiscal 1999.

10.  NOTES RECEIVABLE FROM STOCKHOLDERS

      The Company has a policy requiring that each of its officers have an equity interest in the Company. Until December 1997, the Company sold shares of common stock to new or existing members of the management team at the fair market value of the common stock on the date of purchase as determined by the Company's Board of Directors. A portion of the purchase price was payable at the time of purchase, and the remainder is payable in installments over a period of five years.

                      CHARLES RIVER ASSOCIATES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. NET INCOME PER SHARE AND PRO FORMA NET INCOME PER SHARE

A reconciliation of the shares used in calculating basic, diluted, and pro forma net income is as follows:

                                                                           FISCAL YEAR ENDED
                                                      -----------------------------------------------------------
                                                      NOVEMBER 29, 1997    NOVEMBER 28, 1998    NOVEMBER 27, 1999
                                                      -----------------    -----------------    -----------------

Basic                                                      6,329,007            7,570,493            8,477,204
     Dilutive employee stock options                              --               49,452               93,838
                                                           ---------------------------------------------------
Diluted                                                    6,329,007            7,619,945            8,571,042
                                                                                                     =========

    Shares required to pay $2.4 million in
      dividends at completion of the initial
      public offering                                        129,730               59,519
                                                           ------------------------------
Pro forma - Diluted                                        6,458,737            7,679,464
                                                           ==============================

12.  COMMON STOCK

      On March 31, 1998, the Company's Board of Directors authorized (i) the declaration of a 52-for-1 stock split to be effected in the form of a dividend of 51 shares of common stock per share of common stock outstanding before the closing of the Company's initial public offering (the "Offering") and (ii) an increase in the number of shares of authorized common stock to 25,000,000. The accompanying consolidated financial statements have been adjusted retroactively to give effect to these actions for all periods presented.

      The Company has 1,000,000 shares of preferred stock, no par value, authorized at November 27, 1999, none of which are issued or outstanding.

      In April 1998, the Company completed the Offering, issuing 1,796,875 shares for proceeds of $29,506,000, net of offering costs. In October 1999, the Company completed a second public offering, issuing 200,000 shares for proceeds of $4,463,000, net of offering costs.

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

                      CHARLES RIVER ASSOCIATES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.   STOCK-BASED COMPENSATION

      The Company has the 1998 Incentive and Nonqualified Stock Option Plan, which provides for the granting of options to purchase up to 970,000 shares of common stock. Options are to be granted at an exercise price equal to the fair market value of the shares of common stock at the date of the grant, and vesting terms are determined at the discretion of the Board of Directors. All options terminate 10 years after the date of grant. A summary of option activity is as follows:

                                                                       WEIGHTED AVERAGE
                                                         OPTIONS        EXERCISE PRICE
                                                         -------       ----------------

Outstanding at November 29, 1997                              --                 --
Granted                                                  352,500             $18.90
Canceled                                                 (16,500)             18.50
                                                         -------
Outstanding at November 28, 1998                         336,000             $18.90

Granted                                                  213,500             $23.88
Canceled                                                  (1,000)             29.63
                                                         -------
Outstanding at November 27, 1999                         548,500             $23.86
                                                         =======

Options available for grant                              421,500
                                                         =======

Options exercisable:
  At November 27, 1999                                    79,227             $20.83
                                                         =======             ======
  At November 28, 1998                                     3,500             $23.75
                                                         =======             ======

Weighted average remaining contractual life at
  November 27, 1999                                  8 1/2 years


      Options granted during fiscal 1999 range from immediate vesting to vesting at various rates over five years. The weighted average fair market value of the options granted in fiscal 1998 and fiscal 1999 was $9.19 and $9.63, respectively.

      Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair market value of the stock options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions as follows: risk-free interest rate of approximately 5.6 percent in fiscal 1998 and 5.5 percent in fiscal 1999, the volatility factor of the expected market price of the Company's Common Stock was 62 percent in fiscal 1998 and 57 percent in fiscal 1999 and the weighted average expected life was
4.54 years in fiscal 1998 and 3.56 years in fiscal 1999. The Company does not expect to pay dividends in the foreseeable future.

                      CHARLES RIVER ASSOCIATES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.   STOCK-BASED COMPENSATION (CONTINUED)

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

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows (in thousands, except for earnings per share information):

                                                       FISCAL YEAR
                                                   1998           1999
                                                  ------         ------

Net income -  as reported                         $6,365         $9,030
                                                  ======         ======
Net income - pro forma                            $6,116         $8,400
                                                  ======         ======

Basic earnings per share - as reported            $ 0.84         $ 1.07
                                                  ======         ======
Basic earnings per share - pro forma              $ 0.81         $ 0.99
                                                  ======         ======
Diluted earnings per share - as reported          $ 0.84         $ 1.05
                                                  ======         ======
Diluted earnings per share - pro forma            $ 0.80         $ 0.98
                                                  ======         ======

      The effect on pro forma net income and earnings per share of expensing the fair value of stock options is not necessarily representative of the effects on reported results for future years.

      The Company has adopted the 1998 Employee Stock Purchase Plan (the "Stock Purchase Plan"). The Stock Purchase Plan authorizes the issuance of up to an aggregate of 243,000 shares of common stock to participating employees at an amount equal to 85 percent of fair market value on either the first or the last day of the one year offering period under the Stock Purchase Plan. During fiscal 1999, 15,217 shares were issued under the Stock Purchase Plan.

      Options granted to non-employee consultants, amounting to options for 26,500 shares of common stock at November 27, 1999, are accounted for at fair value in accordance with SFAS No. 123. During 1999, $204,000 was charged to compensation expense in connection with these options.

                      CHARLES RIVER ASSOCIATES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  INCOME TAXES

Components of the Company's deferred taxes are as follows:

                                              NOVEMBER 28,        NOVEMBER 27,
                                                 1998                 1999
                                              ------------        ------------
                                                       (IN THOUSANDS)
Deferred tax assets:
    Accrued expenses                            $1,620               $1,814
    Allowance for doubtful accounts                156                  374
    Excess tax over book depreciation and
       amortization                                 18                  100
                                                ------               ------
                                                 1,794                2,288
Deferred tax liabilities:
    Cash to accrual adjustment                   1,004                  671
    Other                                          217                  259
                                                ------               ------
                                                 1,221                  930
                                                ------               ------
Net deferred tax assets                         $  573               $1,358
                                                ======               ======


The provision (credit) for income taxes for current year operations consists of the following:

                                                        FISCAL YEAR
                                                  1998                1999
                                                -------              ------
                                                       (IN THOUSANDS)

Currently payable:
  Federal                                       $ 3,475              $5,921
  State                                             472               1,046
                                                -------              ------
                                                  3,947               6,967
Deferred:
  Federal                                        (1,056)               (670)
  State                                             (45)               (115)
                                                -------              ------
                                                 (1,101)               (785)
                                                -------              ------
                                                $ 2,846              $6,182
                                                =======              ======

The provision for income taxes in fiscal 1997 represents state taxes required in those jurisdictions that did not recognize the Company's S corporation status.

                      CHARLES RIVER ASSOCIATES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  INCOME TAXES (CONTINUED)

A reconciliation of the Company's tax rates with the federal statutory rate is as follows:

                                                              FISCAL YEAR
                                                             1998      1999
                                                            -----      ----

Federal statutory rate                                       34.0%     34.0%
State income taxes, net of federal income tax benefit         6.1       6.3
S corporation earnings not subject to federal taxes         (13.7)       --
Adjustment to deferred taxes for change in tax status        13.7        --
Other                                                         1.2        .4
                                                            -----      ----
                                                             41.3%     40.7%
                                                            =====      ====

      For purposes of computing pro forma net income, the Company assumed effective tax rates for the fiscal years ended November 29, 1997 and November 28, 1998 of 43.0 percent and 41.3 percent, respectively.

15.  RELATED PARTY TRANSACTIONS

      The Company made payments to stockholders of the Company who performed consulting services for the Company in the amounts of $1.8 million in fiscal 1997, $2.6 million in fiscal 1998, and $5.3 million in fiscal 1999.

16.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                           QUARTER ENDED
                                                  FEBRUARY 20,        MAY 15,         SEPTEMBER 4,     NOVEMBER 28,
                                                      1998              1998              1998              1998
                                                  -----------------------------------------------------------------
                                                                                       (16 WEEKS)
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)

Revenues                                            $11,137           $11,557           $16,465           $13,812
Gross profit                                          4,651             4,641             6,482             5,502
Income from operations                                1,897             2,056             2,825             2,564
Income before provision for income
  taxes and minority interest                         1,943             2,236             3,208             2,930
Minority interest                                        52                81               109                68
Net income                                            1,875               657             1,986             1,847
Basic and diluted net income per share                 0.29              0.10              0.24              0.22

                      CHARLES RIVER ASSOCIATES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

                                                                         QUARTER ENDED
                                                FEBRUARY 19,        MAY 14,         SEPTEMBER 3,     NOVEMBER 27,
                                                    1999              1999              1999              1999
                                                -----------------------------------------------------------------
                                                                                     (16 WEEKS)
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)

Revenues                                          $14,413           $16,740           $23,480           $19,337
Gross profit                                        5,730             7,341            10,240             8,339
Income from operations                              2,644             3,243             4,454             3,861
Income before provision for income
  taxes and minority interest                       2,904             3,446             4,689             4,140
Minority interest                                      33                --                --                --
Net income                                          1,755             2,061             2,771             2,443
Basic net income per share                           0.21              0.25              0.33              0.28
Diluted net income per share                         0.21              0.24              0.32              0.28