Form 10-Q
period 2000-02-18
CHARLES RIVER ASSOCIATES INC
filed 2000-04-03
CIK 1053706

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                        (x) Quarterly report pursuant to
                           Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended FEBRUARY 18, 2000
                ------------------------------------------------

                                       or

          ( ) Transition report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934



                        Commission file number: 000-24049
                        ---------------------------------


                      CHARLES RIVER ASSOCIATES INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               MASSACHUSETTS                                   04-2372210
     -------------------------------                       ------------------
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                        Identification No.)

                200 CLARENDON STREET, T-33, BOSTON, MA 02116-5092
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  617-425-3000
               --------------------------------------------------
               Registrant's telephone number, including area code

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

       As of March 31, 2000 CRA had outstanding 8,685,361 shares of common stock.

                      CHARLES RIVER ASSOCIATES INCORPORATED
                                      INDEX





PART I.   FINANCIAL INFORMATION:                                            PAGE

         ITEM 1.           Financial Statements

                           Consolidated Balance Sheets -
                           February 18, 2000 and November 27, 1999............3

                           Consolidated Statements of Income -
                           Twelve weeks ended
                           February 18, 2000 and February 19, 1999............4

                           Consolidated Statements of Cash Flows -
                           Twelve weeks ended
                           February 18, 2000 and February 19, 1999............5

                           Notes to Consolidated Financial Statements.........6

         ITEM 2.           Management's Discussion and
                           Analysis of Financial Condition and
                           Results of Operations..............................9


PART II.   OTHER INFORMATION

         ITEM 1.           Legal Proceedings.................................18

         ITEM 6.           Exhibits and Reports on Form 8-K..................18

         Signatures..........................................................19

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                      CHARLES RIVER ASSOCIATES INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                           NOVEMBER 27,             FEBRUARY 18,
                                                                                              1999                     2000
                                                                                      ---------------------     --------------------
ASSETS                                                                                                              (unaudited)
Current assets:
  Cash and cash equivalents                                                                      $20,176                   $18,057
  Available-for-sale securities                                                                    8,684                     7,749
  Accounts receivable, net of allowances of $952 in 1999 and
    $1,063 in 2000 for doubtful accounts                                                          12,719                    17,834
  Unbilled services                                                                               13,891                    12,974
  Prepaid expenses                                                                                   548                       732
  Deferred income taxes                                                                            1,358                     1,358
                                                                                      ---------------------     --------------------
Total current assets                                                                              57,376                    58,704

Property and equipment, net                                                                        4,051                     4,090
Goodwill, net of accumulated amortization of $502 in 1999 and $630 in 2000                        10,553                    10,425
Intangible assets, net of accumulated amortization  of $152 in 1999 and $194 in 2000               1,348                     1,306
Other assets                                                                                         182                       188
                                                                                      ---------------------     --------------------
Total assets                                                                                     $73,510                   $74,713
                                                                                      =====================     ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                                $3,641                    $3,351
  Accrued expenses                                                                                15,128                    14,317
  Deferred revenue and other liabilities                                                             254                       144
  Current portion of notes payable to former stockholders                                            406                       406
                                                                                      ---------------------     --------------------
Total current liabilities                                                                         19,429                    18,218

Notes payable to former stockholders, net of current portion                                         331                       331
Notes payable to minority interest                                                                   130                       130

Deferred rent                                                                                      1,305                     1,350
Minority interest                                                                                     --                        --

Commitments and contingencies

Stockholders' equity:
  Preferred Stock, no par value; 1,000,000 shares authorized;
    none issued and outstanding                                                                       --                        --
  Common Stock, no par value; 25,000,000 shares authorized; 8,683,761 shares
    in 1999 and 8,685,361 shares in 2000 issued and outstanding                                   40,189                    40,066
  Deferred compensation                                                                             (345)                     (288)
  Retained earnings                                                                               12,471                    14,906
                                                                                      ---------------------     --------------------

Total stockholders' equity                                                                        52,315                    54,684
                                                                                      ---------------------     --------------------
Total liabilities and stockholders' equity                                                       $73,510                   $74,713
                                                                                      =====================     ====================

                             See accompanying notes.

                      CHARLES RIVER ASSOCIATES INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                 (In thousands, except share and per share data)

                                   (unaudited)





                                                                             TWELVE WEEKS ENDED
                                                                  -----------------------------------------
                                                                     FEBRUARY 19,          FEBRUARY 18,
                                                                         1999                  2000
                                                                  -------------------   -------------------

    Revenues                                                               $14,413               $18,869
    Costs of services                                                        8,683                10,529
                                                                  -------------------   -------------------
    Gross profit                                                             5,730                 8,340
    General and administrative                                               3,086                 4,496
                                                                  -------------------   -------------------
    Income from operations                                                   2,644                 3,844
    Interest income, net                                                       260                   305
                                                                  -------------------   -------------------
    Income before provision for income taxes
      and minority interest                                                  2,904                 4,149
    Provision for income taxes                                              (1,182)               (1,714)
                                                                  -------------------   -------------------
    Income before minority interest                                          1,722                 2,435
    Minority interest                                                           33                    --
                                                                  ===================   ===================
    Net income                                                             $ 1,755               $ 2,435
                                                                  ===================   ===================
    Net income per share:

          Basic                                                             $ 0.21                $ 0.28
                                                                  ===================   ===================
          Diluted                                                           $ 0.21                $ 0.28
                                                                  ===================   ===================
    Weighted average number of shares outstanding:
          Basic                                                          8,391,959             8,684,338
                                                                  ===================   ===================
          Diluted                                                        8,496,371             8,838,847
                                                                  ===================   ===================



                             See accompanying notes.

                      CHARLES RIVER ASSOCIATES INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                  Twelve Weeks Ended
                                                                          ------------------------------------
                                                                           FEBRUARY 19,        FEBRUARY 18,
                                                                               1999                2000
                                                                          ----------------    ----------------
OPERATING ACTIVITIES:
Net income                                                                      $ 1,755             $ 2,435
Adjustments to reconcile net income to net cash used in
     operating activities:
  Depreciation and amortization                                                     447                 586
  Deferred rent                                                                      12                  45
  Minority interest                                                                 (33)                 --
  Changes in operating assets and liabilities:
    Accounts receivable                                                          (1,097)             (5,115)
    Unbilled services                                                              (437)                917
    Prepaid expenses and other assets                                              (489)               (190)
    Accounts payable, accrued expenses, and other liabilities                    (3,170)             (1,211)
                                                                          ----------------    ----------------
Net cash used in operating activities                                            (3,012)             (2,533)

INVESTING ACTIVITIES:
  Purchase of property and equipment                                               (508)               (409)
  Sale of available-for-sale securities                                              --                 935
  Acquisition of businesses                                                      (7,509)                (27)
                                                                          ----------------    ----------------
Net cash provided by (used in) investing activities                              (8,017)                499

FINANCING ACTIVITIES:
  Loan from minority interest holder                                                130                  --
  Issuance of common stock upon exercise of stock options                            --                  30
  Costs related to issuance of common stock in prior fiscal year                     --                (115)
                                                                          ----------------    ----------------
Net cash provided by (used in) financing activities                                 130                 (85)
                                                                          ----------------    ----------------

Net decrease in cash and cash equivalents                                       (10,899)             (2,119)
Cash and cash equivalents at beginning of period                                 32,023              20,176
                                                                          ----------------    ----------------

Cash and cash equivalents at end of period                                     $ 21,124            $ 18,057
                                                                          ================    ================

Supplemental cash flow information:
  Cash paid for income taxes                                                    $ 1,947             $ 2,006
                                                                          ================    ================
  Issuance of common stock for acquired business                                $ 2,315                  --
                                                                          ================    ================

                             See accompanying notes

                      CHARLES RIVER ASSOCIATES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  DESCRIPTION OF BUSINESS

Charles River Associates Incorporated ("CRA") is an economic and business consulting firm that applies advanced analytic techniques and in-depth industry knowledge to complex engagements for a broad range of clients. CRA offers two types of services: legal and regulatory consulting and business consulting.

2.  UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND ESTIMATES

The consolidated balance sheet as of February 18, 2000, the consolidated statements of income for the twelve weeks ended February 19, 1999, and February 18, 2000 and the consolidated statements of cash flows for the twelve-week periods ended February 19, 1999, and February 18, 2000, are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of CRA's consolidated financial position, results of operations, and cash flows.

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

3.  FISCAL YEAR

CRA's fiscal year ends on the last Saturday in November. Each of CRA's first, second, and fourth quarters includes twelve weeks, and its third quarter includes sixteen weeks.

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

5.  CASH EQUIVALENTS AND AVAILABLE-FOR-SALE SECURITIES

Cash equivalents consist principally of money market funds, commercial paper, bankers' acceptances, and certificates of deposit with maturities when purchased of 90 days or less. Available-for-sale securities consist of commercial paper and certificates of deposit with maturities when purchased of more than 90 days but less than one year, whose cost approximates fair market value.

                      CHARLES RIVER ASSOCIATES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


6.  GOODWILL

Goodwill represents the cost in excess of fair market value of net assets of acquired businesses and is amortized over 20 years.

7.  IMPAIRMENT OF LONG-LIVED ASSETS

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

8.  INTANGIBLE ASSETS

Intangible assets consist principally of costs allocated to non-compete agreements and are amortized over the related terms of the agreements (7-10 years).

9.  PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. The Company provides for depreciation of equipment using the straight-line method over its estimated useful life, generally three to five years. Amortization of leasehold improvements is provided using the straight-line method over the shorter of the lease term or the estimated useful life of the leasehold improvements.

10.  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company, its subsidiaries, and NeuCo, Inc., a corporation founded by the Company and an affiliate of Commonwealth Energy Systems in June 1997. The Company has a 65.25% interest in NeuCo, Inc. The portion of the results of operations of NeuCo, Inc., allocable to its minority owners is shown as "minority interest" in the Company's statement of income, and that amount, along with the capital contributions to NeuCo, Inc. of its minority interest owners, is shown as "minority interest" on the Company's balance sheet. All significant intercompany accounts have been eliminated.

11.  NET INCOME PER SHARE

Basic earnings per share represents net income divided by the weighted average shares of common stock outstanding during the period. Weighted average shares used in diluted earnings per share for the first quarter of fiscal 2000 include 154,508 common stock equivalents arising from stock options using the treasury stock method.

                      CHARLES RIVER ASSOCIATES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


12.  STOCKHOLDERS' EQUITY

In the fourth quarter of fiscal 1999, CRA completed a public offering of 200,000 shares of common stock in exchange for $4.3 million of proceeds, which is net of offering costs.

Each person who was a stockholder of CRA before the closing of CRA's initial public offering in April 1998 entered into a Stock Restriction Agreement with CRA, which prohibits each such person from selling or otherwise transferring shares of common stock held immediately before the initial public offering without the consent of the Board of Directors of CRA for two years after the initial public offering. In addition, the Stock Restriction Agreement will allow CRA to repurchase a portion of such stockholder's shares of common stock at a percentage of market value should the stockholder leave CRA (other than for death or retirement for disability).

13.  ACCOUNTING PRONOUNCEMENTS

In fiscal 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which did not have a material impact on the Company's consolidated financial statements.

In December 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued a Statement of Position (SOP), "Reporting on the Costs of Start-up Activities," which will require companies upon adoption to expense start-up costs, including organization costs, as incurred. In addition, the SOP will require companies upon adoption to write off as a cumulative change in accounting principle any previously recorded start-up or organization costs. The Company adopted the SOP in the first quarter of fiscal 2000 and wrote off approximately $32,000 of unamortized organization costs. This amount was not deemed material enough to present as a cummulative change in accounting principal.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires all derivatives to be recorded on the balance sheet at fair market value and establishes special accounting for certain types of hedges. The Company does not engage in any derivative instruments and hedging activities. The Statement is effective for fiscal years beginning after June 15, 2001, however, earlier adoption is allowed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In addition to historical information, this quarterly report contains forward-looking statements. Certain risks and uncertainties could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date of this report. CRA undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this quarterly report and in other documents that CRA files from time to time with the Securities and Exchange Commission, including CRA's Annual Report on Form 10-K for fiscal 1999.

RESULTS OF OPERATIONS - TWELVE WEEKS ENDED FEBRUARY 19, 1999 COMPARED TO TWELVE WEEKS ENDED FEBRUARY 18, 2000

Revenues. Revenues increased by $4.5 million, or 30.9%, from $14.4 million for the first quarter of fiscal 1999 to $18.9 million for the first quarter of fiscal 2000. The increase in revenues was due primarily to an increase in the number of employee consultants, an increase in consulting services performed for new and existing clients during the period, and, to a lesser extent, increased billing rates of CRA's consultants. The total number of employee consultants increased from 155 for the first quarter of fiscal 1999 to 216 for the first quarter of fiscal 2000, of which 10 were an acquisition in the second quarter of fiscal 1999. CRA experienced revenue increases during the first quarter of fiscal 2000 in both its legal and regulatory consulting services and business consulting services, and in particular generated significant revenue increases in its finance, auctions, and transportation practice areas, as well as from NeuCo, Inc.

Costs of Services. Costs of services increased by $1.8 million, or 21.3%, from $8.7 million in the first quarter of fiscal 1999 to $10.5 million in the first quarter of fiscal 2000. As a percentage of revenues, costs of services decreased from 60.2% in the first quarter of fiscal 1999 to 55.8% in the first quarter of fiscal 2000. The decrease as a percentage of revenue was due primarily to a relative decrease in bonuses paid to employee consultants who source business to CRA. NeuCo's costs of services has decreased as well as a percentage of revenues, thus contributing to the overall decrease in costs of services as a percentage of revenues.

General and Administrative. General and administrative expenses increased by $1.4 million, or 45.7%, from $3.1 million in the first quarter of fiscal 1999 to $4.5 million in the first quarter of fiscal 2000. As a percentage of revenues, general and administrative expenses increased from 21.4% in the first quarter of fiscal 1999 to 23.8% in the first quarter of fiscal 2000. The increase in general and administrative expenses resulted from bonus payments to outside experts, increased rents due to internal growth, and amortization costs related to acquired businesses.

Interest Income, Net. Net interest income increased from $260,000 in first quarter of fiscal 1999 to $305,000 in the first quarter of fiscal 1999. This increase was due primarily to interest earned from the investment of the proceeds of CRA's public offerings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

Provision for Income Taxes. Provision for income taxes increased from $1.2 million in the first quarter of fiscal 1999 to $1.7 million in the first quarter of fiscal 2000. The Company's effective tax rate increased slightly from 40.7% in the first quarter of fiscal 1999 to 41.3% in the first quarter of fiscal 2000.

Minority Interest. In June 1997, CRA established and purchased a controlling interest in NeuCo, Inc., which provides applications consulting services and a family of neural network software solutions and complementary applications for fossil-fired electric utilities. Minority interest in the loss of NeuCo decreased from $33,000 in the first quarter of fiscal 1999 to zero in the first quarter of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of February 18, 2000, CRA had cash and cash equivalents of $18.1 million, marketable securities of $7.7 million, and working capital of $40.5 million. Net cash used in operating activities for the twelve weeks ended February 18, 2000 was $2.5 million, consisting primarily of net income of $2.4 million offset by an increase in accounts receivable of $5.1 million.

Cash generated by investing activities amounted to $499,000 resulting primarily from the sale of short-term investments, which was offset in part, by the purchase of property and equipment during the first quarter of fiscal 2000 for $409,000.

CRA's financing activities used cash of $85,000 in the twelve weeks ended February 18, 2000. The use of cash consists primarily of costs related to CRA's sale of stock in a public offering in the prior fiscal year.

CRA presently has available a $2.0 million revolving line of credit with BankBoston Corporation, which is secured by CRA's accounts receivable. This line of credit automatically renews each year on June 30, unless earlier terminated by either CRA or BankBoston. No borrowings were outstanding under this line of credit as of February 18, 2000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


RISK FACTORS

Statements in this section and elsewhere in this quarterly report that are not purely historical, such as statements regarding our expectations, beliefs, intentions, plans, and strategies regarding the future, are forward-looking statements. These statements are only predictions, and they involve risks, uncertainties, and assumptions that could cause our actual results to differ materially from the results we express in the forward-looking statements. This section includes important factors that could cause or contribute to these differences. We cannot guarantee the results expressed in any forward-looking statement. We have based all forward-looking statements on information available to us on the date of this quarterly report, and we have no obligation to update any forward-looking statement.

WE DEPEND UPON ONLY A FEW KEY EMPLOYEES TO GENERATE REVENUE

Our business consists primarily of the delivery of professional services, and accordingly, our success depends heavily on the efforts, abilities, business generation capabilities, and project execution of our employee consultants. If we lose the services of any employee consultant or if our employee consultants fail to generate business or otherwise fail to perform effectively, that could have a material adverse effect on our business, financial condition, and results of operations.

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

OUR FAILURE TO MANAGE OUR EXPANDING BUSINESS SUCCESSFULLY COULD ADVERSELY AFFECT OUR REVENUE AND RESULTS OF OPERATIONS

Any failure on our part to manage growth successfully could have a material adverse effect on our business, financial condition, and results of operations. We have been experiencing significant growth in our revenues and employee base as a result of both internal growth and acquisitions. This growth creates new and increased management, consulting, and training responsibilities for our employee consultants. This growth also increases the demands on our internal systems, procedures, and controls, and on our managerial, administrative, financial, marketing, and other resources. We depend heavily upon the managerial, operational, and administrative skills of our officers, particularly James C. Burrows, our President and Chief Executive Officer, to manage this growth. New responsibilities and demands may adversely affect the overall quality of our work. No member of our management team has experience in

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


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

WE DEPEND ON OUR ANTITRUST AND MERGERS AND ACQUISITIONS CONSULTING BUSINESS

We derived a substantial portion of our revenues from engagements in our antitrust and mergers and acquisitions practice areas. Any substantial reduction in the number of our engagements in these practice areas could have a material adverse effect on our business, financial condition, and results of operations. We derived almost all of these revenues from engagements relating to enforcement of United States antitrust laws. Changes in federal antitrust laws, changes in judicial interpretations of these laws, or less vigorous enforcement of these laws as a result of changes in political appointments or priorities, or for other reasons, could substantially reduce our revenues from engagements in this area. In addition, adverse change in general economic conditions, particularly conditions influencing the merger and acquisition activity of larger companies, could also adversely affect engagements in which we assist clients in proceedings before the Department of Justice and the Federal Trade Commission.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


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

OUR ENTRY INTO NEW LINES OF BUSINESS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

If we attempt to develop new practice areas or lines of business outside our core economic and business consulting services, those efforts could have a material adverse effect on our results of operations. For example, in June 1997, we established and purchased a controlling interest in NeuCo, Inc., which provides applications consulting services and a family of neural network software solutions and complementary applications for fossil-fired electric utilities. NeuCo may never be profitable. Our efforts in new practice areas or new lines of business involve inherent risks, including risks associated with inexperience and competition from mature participants in the markets we enter. Our inexperience may result in costly decisions that could have a material adverse effect on our business, financial condition, and results of operations.

OUR ENGAGEMENTS MAY RESULT IN PROFESSIONAL LIABILITY

Our services typically involve difficult analytical assignments and carry risks of professional and other liability. Many of our engagements involve matters that could have a severe impact on the client's

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


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

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

         27.1     Financial Data Schedule

         (b) Reports on Form 8-K

         Charles River Associates Incorporated did not file any Reports on Form 8-K during the quarter ended February 18, 2000.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  Charles River Associates Incorporated



      Date: April 3, 1999         BY:  /s/ James C. Burrows
                                  ----------------------------------------------
                                    James C. Burrows
                                    President and Chief Executive Officer

      Date: April 3, 1999         BY:  /s/ Laurel E. Morrison
                                  ----------------------------------------------
                                    Laurel E. Morrison
                                    Chief Financial Officer
                                    Vice President & Treasurer
                                    (Principal Financial and Accounting Officer)