Form 10-Q
period 2000-05-12
CHARLES RIVER ASSOCIATES INC
filed 2000-06-23
CIK 1053706

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


           (x) Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the quarterly period ended MAY 12, 2000
    ------------------------------------------------------------------------

                                       or

          ( ) Transition report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934



                        Commission file number: 000-24049
    ------------------------------------------------------------------------


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

                200 CLARENDON STREET, T-33, BOSTON, MA 02116-5092
 -------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  617-425-3000
 -------------------------------------------------------------------------------
               Registrant's telephone number, including area code

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

As of June 23, 2000 CRA had outstanding 8,685,661 shares of common stock.

                      CHARLES RIVER ASSOCIATES INCORPORATED
                                      INDEX





PART I.   FINANCIAL INFORMATION:
                                                                                PAGE
                                                                                ----
         ITEM 1.  Financial Statements

                  Consolidated Balance Sheets -
                  May 12, 2000 and November 27, 1999............................  3

                  Consolidated Statements of Income -
                  Twelve and twenty-four weeks ended
                  May 12, 2000 and May 14, 1999.................................  4

                  Consolidated Statements of Cash Flows -
                  Twenty-four weeks ended
                  May 12, 2000 and May 14, 1999.................................  5

                  Notes to Consolidated Financial Statements....................  6

         ITEM 2.  Management's Discussion and
                  Analysis of Financial Condition and
                  Results of Operations......................................... 10

         ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk..... 19


PART II.   OTHER INFORMATION

         ITEM 1.   Legal Proceedings............................................ 20

         ITEM 4.   Submission of Matters to a Vote of Security Holders.......... 20

         ITEM 6.   Exhibits and Reports on Form 8-K............................. 20

         Signatures............................................................. 21

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                      CHARLES RIVER ASSOCIATES INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                       NOVEMBER 27,   MAY 12,
                                                                           1999        2000
                                                                       ------------ -----------
                                                                                    (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents ..........................................   $ 20,176    $ 28,535
  Available-for-sale securities ......................................      8,684       5,113
  Accounts receivable, net of allowances of $917 in 1999 and
    $1,324 in 2000 for doubtful accounts .............................     12,719      18,402
  Unbilled services ..................................................     13,891      11,049
  Prepaid expenses ...................................................        548         774
  Deferred income taxes ..............................................      1,358       1,358
                                                                         --------    --------
Total current assets .................................................     57,376      65,231

Property and equipment, net ..........................................      4,051       4,456
Goodwill, net of accumulated amortization of $502 in 1999
  and $757 in 2000 ...................................................     10,553      10,298
Intangible assets, net of accumulated amortization of $152 in 1999
  and $236 in 2000 ...................................................      1,348       1,264
Other assets .........................................................        182         243
                                                                         --------    --------
Total assets .........................................................   $ 73,510    $ 81,492
                                                                         ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...................................................   $  3,641    $  4,001
  Accrued expenses ...................................................     15,128      15,168
  Deferred revenue and other liabilities .............................        254         272
  Current portion of notes payable to former stockholders ............        406         274
                                                                         --------    --------
Total current liabilities ............................................     19,429      19,715

Notes payable to former stockholders, net of current portion .........        331         121
Notes payable to minority interest ...................................        130          --

Deferred rent ........................................................      1,305       1,135
Minority interest ....................................................         --       1,851

Commitments and contingencies

Stockholders' equity:
  Preferred Stock, no par value; 1,000,000 shares authorized;
    none issued and outstanding ......................................         --          --
  Common Stock, no par value; 25,000,000 shares authorized;
    8,683,761 shares in 1999 and 8,685,661 shares in 2000 issued
    and outstanding...................................................     40,189      41,414
  Deferred compensation ..............................................       (345)       (260)
  Retained earnings ..................................................     12,471      17,516
                                                                         --------    --------

Total stockholders' equity ...........................................     52,315      58,670
                                                                         --------    --------
Total liabilities and stockholders' equity ...........................   $ 73,510    $ 81,492
                                                                         ========    ========


                             See accompanying notes.

                      CHARLES RIVER ASSOCIATES INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                 (In thousands, except share and per share data)
                                   (unaudited)

                                                      Twelve Weeks Ended        Twenty-four Weeks Ended
                                                 --------------------------    --------------------------
                                                   MAY 14,        MAY 12,         MAY 14,       MAY 12,
                                                    1999           2000            1999          2000
                                                 -----------    -----------    -----------    -----------
Revenues .....................................   $    16,740    $    19,845    $    31,153    $    38,714
Costs of services ............................         9,399         11,124         18,082         21,653
                                                 -----------    -----------    -----------    -----------
Gross profit .................................         7,341          8,721         13,071         17,061
General and administrative ...................         4,098          4,690          7,184          9,186
                                                 -----------    -----------    -----------    -----------
Income from operations .......................         3,243          4,031          5,887          7,875
Interest income, net .........................           203            334            463            639
                                                 -----------    -----------    -----------    -----------
Income before provision for income taxes
  and minority interest.......................         3,446          4,365          6,350          8,514
Provision for income taxes ...................        (1,385)        (1,801)        (2,567)        (3,515)
                                                 -----------    -----------    -----------    -----------
Income before minority interest ..............         2,061          2,564          3,783          4,999
Minority interest ............................            --             46             33             46
                                                 -----------    -----------    -----------    -----------
Net income ...................................   $     2,061    $     2,610    $     3,816    $     5,045
                                                 ===========    ===========    ===========    ===========

Net income per share:

      Basic ..................................   $      0.24    $      0.30    $      0.45    $      0.58
                                                 ===========    ===========    ===========    ===========
      Diluted ................................   $      0.24    $      0.30    $      0.45    $      0.57
                                                 ===========    ===========    ===========    ===========
Weighted average number of shares outstanding:

      Basic ..................................     8,464,094      8,685,554      8,428,242      8,684,950
                                                 ===========    ===========    ===========    ===========
      Diluted ................................     8,540,601      8,724,120      8,518,619      8,782,355
                                                 ===========    ===========    ===========    ===========



                             See accompanying notes.

                      CHARLES RIVER ASSOCIATES INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                  Twenty-four Weeks Ended
                                                                  -----------------------
                                                                    MAY 14,     MAY 12,
                                                                     1999        2000
                                                                  ---------    ----------
                                                                              (unaudited)
OPERATING ACTIVITIES:
Net income .....................................................   $  3,816    $  5,045
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Depreciation and amortization ................................        893       1,010
  Deferred rent ................................................        (61)       (170)
  Minority interest ............................................        (33)        (46)
  Changes in operating assets and liabilities:
    Accounts receivable ........................................     (3,711)     (5,683)
    Unbilled services ..........................................     (1,600)      2,842
    Prepaid expenses and other assets ..........................        (59)       (287)
    Accounts payable, accrued expenses, and other liabilities ..     (1,649)        418
                                                                   --------    --------
Net cash provided by (used in) operating activities ............     (2,404)      3,129

INVESTING ACTIVITIES:
  Purchase of property and equipment ...........................       (860)     (1,156)
  Sale (purchase) of available-for-sale securities .............     (4,900)      3,571
  Acquisition of businesses ....................................     (9,339)         --
                                                                   --------    --------
Net cash provided by (used in) investing activities ............    (15,099)      2,415

FINANCING ACTIVITIES:
  Payments on notes payable to former stockholders .............       (245)       (342)
  Proceeds from (payment on) loan from minority
    interest holder.............................................        130        (130)
  Issuance of common stock upon exercise of stock options ......         --          35
  Costs related to issuance of common stock in prior
    fiscal year.................................................         --        (115)
  Net investment by minority interest ..........................         --       3,367
                                                                   --------    --------
Net cash provided by (used in) financing activities ............       (115)      2,815
                                                                   --------    --------

Net increase (decrease) in cash and cash equivalents ...........    (17,618)      8,359
Cash and cash equivalents at beginning of period ...............     32,023      20,176
                                                                   --------    --------
Cash and cash equivalents at end of period .....................   $ 14,405    $ 28,535
                                                                   ========    ========

Supplemental cash flow information:
  Cash paid for income taxes ...................................   $  1,060    $  2,682
                                                                   ========    ========
  Issuance of common stock for acquired business ...............   $  3,815          --
                                                                   ========    ========
  Issuance of common stock for future services .................   $    108          --
                                                                   ========    ========

                             See accompanying notes.

                      CHARLES RIVER ASSOCIATES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  DESCRIPTION OF BUSINESS

Charles River Associates Incorporated ("CRA" or "the Company") is an economic and business-consulting firm that applies advanced analytic techniques and in-depth industry knowledge to complex engagements for a broad range of clients. CRA offers two types of services: legal and regulatory consulting and business consulting.

2.  UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND ESTIMATES

The consolidated balance sheet as of May 12, 2000, the consolidated statements of income for the twelve and twenty-four weeks ended May 14, 1999, and May 12, 2000, and the consolidated statements of cash flows for the twenty-four-week periods ended May 14, 1999, and May 12, 2000, are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of CRA's consolidated financial position, results of operations, and cash flows.

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

8.  INTANGIBLE ASSETS

Intangible assets consist principally of costs allocated to non-compete agreements and are amortized over the related terms of the agreements (seven to ten years).

9.  PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. The Company provides for depreciation of equipment using the straight-line method over its estimated useful life, generally three to five years. Amortization of leasehold improvements is provided using the straight-line method over the shorter of the lease term or the estimated useful life of the leasehold improvements.

10.  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company, its foreign subsidiaries, and NeuCo, Inc., a corporation founded by the Company and an affiliate of Commonwealth Energy Systems in June 1997. The Company has a 50.5% interest in NeuCo, Inc. The portion of the results of operations of NeuCo, Inc., allocable to its minority owners is shown as "minority interest" in the Company's consolidated statement of income, and that amount, along with the capital contributions to NeuCo, Inc. of its minority interest owners, is shown as "minority interest" on the Company's consolidated balance sheet. All significant intercompany accounts have been eliminated.

Prior to May 3, 2000, the Company owned 65.25%. On May 3, 2000, in a series of transactions that resulted in an infusion of new equity in NeuCo, the Company's ownership was reduce to 50.5%. The transaction was accounted for as an increase in minority interest and common stock.

11.      NET INCOME PER SHARE

Basic earnings per share represents net income divided by the weighted average shares of common stock outstanding during the period. Weighted average shares used in diluted earnings per share include 90,377 common stock equivalents for the twenty-four weeks ended May 14, 1999 and 97,405 common

                      CHARLES RIVER ASSOCIATES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


stock equivalents for the twenty-four weeks ended May 12, 2000 arising from stock options using the treasury stock method.

12.  STOCKHOLDERS' EQUITY

In the fourth quarter of fiscal 1999, CRA completed a public offering of 200,000 shares of common stock in exchange for $4.3 million of proceeds, which is net of offering costs.

Each person who was a stockholder of CRA before the closing of CRA's initial public offering in April 1998 entered into a Stock Restriction Agreement with CRA, which prohibits each such person from selling or otherwise transferring shares of common stock held immediately before the initial public offering without the consent of the Board of Directors of CRA for two years after the initial public offering. In addition, the Stock Restriction Agreement allows CRA to repurchase a portion of such stockholder's shares of common stock at a percentage of market value should the stockholder leave CRA (other than for death or retirement for disability).

13.  ACCOUNTING PRONOUNCEMENTS

In fiscal 1999, the Company adopted Statement of Financial Accounting
Standards (SFAS) No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which did not have a material impact on the Company's consolidated financial statements.

In December 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued a Statement of Position (SOP), "Reporting on the Costs of Start-up Activities," which will require companies upon adoption to expense start-up costs, including organization costs, as incurred. In addition, the SOP requires companies upon adoption to write off as a cumulative change in accounting principle any previously recorded start-up or organization costs. The Company adopted the SOP in the first quarter of fiscal 2000 and wrote off approximately $32,000 of unamortized organization costs. This amount was not deemed material enough to present as a cummulative change in accounting principle.

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires all derivatives to be recorded on the balance sheet at fair market value and establishes special accounting for certain types of hedges. The Company does not engage in any derivative instruments and hedging activities. The Statement is effective for fiscal years beginning after June 15, 2000, however, earlier adoption is allowed.

In March 2000, the FASB issued Interpretation No. 44, "Accounting Transactions Involving Stock Compensation" (the Interpretation). This Interpretation clarifies how companies should apply the Accounting Principles Board's Opinion No. 25, "Accounting for Stock Issued to Employees". The Interpretation will be applied prospectively to new awards, modifications to outstanding awards, and changes in employee status on or after July 1, 2000, except as follows: the definition of an employee applies to awards granted after December 15, 1998; the Interpretation applies to modifications that

                      CHARLES RIVER ASSOCIATES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

reduce the exercise price of an award after December 15, 1998; and the Interpretation applies to modifications that add a reload feature to an award made after January 12, 2000. At the present time, there are no awards granted by the Company which would result in an adjustment at July 1, 2000 as a result of this Interpretation.

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

RESULTS OF OPERATIONS-TWELVE WEEKS ENDED MAY 14, 1999 COMPARED TO TWELVE WEEKS ENDED MAY 12, 2000

Revenues. Revenues increased by $3.1 million, or 18.5%, from $16.7 million for the second quarter of fiscal 1999 to $19.8 million for the second quarter of fiscal 2000. The increase in revenues was due primarily to an increase in the number of employee consultants, an increase in consulting services performed for new and existing clients during the period, and, to a lesser extent, increased billing rates of CRA's consultants. The total number of employee consultants increased from 165 for the second quarter of fiscal 1999 to 216 for the second quarter of fiscal 2000. CRA experienced revenue increases during the second quarter of fiscal 2000 in both its legal and regulatory consulting services and business consulting services, and in particular, generated significant revenue increases in its auctions, pharmaceuticals, and transportation practice areas.

Costs of Services. Costs of services increased by $1.7 million, or 18.4%, from $9.4 million in the second quarter of fiscal 1999 to $11.1 million in the second quarter of fiscal 2000. As a percentage of revenues, costs of services remained at 56.1% for the second quarter of fiscal 1999 and the second quarter of fiscal 2000.

General and Administrative. General and administrative expenses increased by $592,000, or 14.4%, from $4.1 million in the second quarter of fiscal 1999 to $4.7 million in the second quarter of fiscal 2000. As a percentage of revenues, general and administrative expenses decreased from 24.5% in the second quarter of fiscal 1999 to 23.6% in the second quarter of fiscal 2000. The dollar increase in general and administrative expenses resulted from payments to outside experts and increased rents due to internal growth.

Interest Income, Net. Net interest income increased from $203,000 in second quarter of fiscal 1999 to $334,000 in the second quarter of fiscal 2000. This increase was due primarily to interest earned from the investment of the proceeds of CRA's public offerings as well as interest earned on a loan issued to NeuCo, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

Provision for Income Taxes. Provision for income taxes increased from $1.4 million in the second quarter of fiscal 1999 to $1.8 million in the second quarter of fiscal 2000. The Company's effective tax rate increased slightly from 40.2% in the second quarter of fiscal 1999 to 41.3% in the second quarter of fiscal 2000.

Minority Interest. In June 1997, CRA established and purchased a controlling interest in NeuCo, Inc., which provides applications consulting services and a family of neural network software solutions and complementary applications for fossil-fired electric utilities. Minority interest increased from zero in the second quarter of fiscal 1999 to $46,000 in the second quarter of fiscal 2000, and represents the portion of NeuCo's net loss after taxes allocable to its minority owners. An additional minority interest partner invested in NeuCo during the second quarter of fiscal 2000.

RESULTS OF OPERATIONS-TWENTY-FOUR WEEKS ENDED MAY 14, 1999 COMPARED TO TWENTY-FOUR WEEKS ENDED MAY 12, 2000

Revenues. Revenues increased by $7.5 million, or 24.3%, from $31.2 million for the twenty-four weeks ended May 14, 1999, to $38.7 million for the twenty-four weeks ended May 12, 2000. The increase in revenues was due primarily to an increase in the number of employee consultants, an increase in consulting services performed for new and existing clients during the period and, to a lesser extent, increased billing rates of CRA's consultants. CRA experienced revenue increases during the twenty-four weeks ended May 12, 2000, in its both its legal and regulatory consulting services and business consulting services and in particular generated significant revenue increases in its auctions, pharmaceuticals, and transportation practice areas.

Costs of Services. Costs of services increased by $3.6 million, or 19.7%, from $18.1 million in the twenty-four weeks ended May 14, 1999 to $21.7 million in the twenty-four weeks ended May 12, 2000. As a percentage of revenues, costs of services decreased from 58.0% in the twenty-four weeks ended May 14, 1999 to 55.9% in the twenty-four weeks ended May 12, 2000. The decrease as a percentage of revenues was due primarily to an increase in bonuses paid to outside experts who source business to CRA. Bonuses paid to outside experts are included in General and Administrative costs.

General and Administrative. General and administrative expenses increased by $2.0 million, or 27.9%, from $7.2 million in the twenty-four weeks ended May 14, 1999, to $9.2 million in the twenty-four weeks ended May 12, 2000. As a percentage of revenues, general and administrative expenses increased from 23.1% in the twenty-four weeks ended May 14, 1999, to 23.7% in the twenty-four weeks ended May 12, 2000. The dollar increase in general and administrative expenses resulted from payments to outside experts and increased rents due to internal growth and amortization costs related to acquired businesses.

Interest Income, Net. Net interest income increased from $463,000 in the twenty-four weeks ended May 14, 1999 to $639,000 in the twenty-four weeks ended May 12, 2000. This increase resulted from interest earned on investments of the proceeds of CRA's initial public offering as well as interest earned on a loan issued to NeuCo, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

Provision for Income Taxes. Provision for income taxes increased from $2.6 million in the twenty-four weeks ended May 14, 1999 to $3.5 million in the twenty-four weeks ended May 12, 2000. The Company's effective tax rate increased slightly from 40.4% in the twenty-four weeks ended May 14, 1999, to 41.3% in the twenty-four weeks ended May 12, 2000.

Minority Interest. Minority interest in the loss of NeuCo increased from $33,000 in the twenty-four weeks ended May 14, 1999 to $46,000 in the twenty-four weeks ended May 12, 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of May 12, 2000, CRA had cash and cash equivalents of $28.5 million, available-for-sale securities of $5.1 million, and working capital of $45.5 million. Net cash provided by operating activities for the twenty-four weeks ended May 12, 2000 was $3.1 million, consisting primarily from net income of $5.0 million offset in part by a net increase in accounts receivable and unbilled services of $2.8 million.

Cash generated by investing activities amounted to $2.4 million resulting primarily from the sale of short-term investments of $3.6 million, which was offset in part by the purchase of property and equipment during the second quarter of fiscal 2000 for $1.1 million.

CRA's financing activities generated cash of $2.8 in the twenty-four weeks ended May 12, 2000. The generation of cash consists primarily from a net investment in NeuCo by Babcock Borsig Power GmbH of $3.4 million, offset in part by payments made on notes payable to former shareholders and by costs related to CRA's sale of stock in a public offering in the prior fiscal year.

CRA presently has available a $2.0 million revolving line of credit with Fleet National Bank, which is secured by CRA's accounts receivable. This line of credit automatically renews each year on June 30, unless earlier terminated by either CRA or Fleet National. No borrowings were outstanding under this line of credit as of May 12, 2000.

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

   -   the number, scope, and timing of ongoing client engagements

   - the extent to which we can reassign employee consultants efficiently from one engagement to the next

   -   employee hiring

   -   the extent of discounting or cost overruns

   - severe weather conditions and other factors affecting employee productivity

   -   collectibility of receivables.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As of May 12, 2000, CRA was exposed to market risks, which primarily include changes in U.S. interest rates.

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

PART II.  OTHER INFORMATION:


Item 1.  Legal Proceedings

As of the date of this filing, CRA is not a party to any legal proceedings the outcome of which, in the opinion of CRA's management, would have a material adverse effect on CRA's business, financial condition, or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

On April 21, 2000, the Company held its Annual Meeting of Stockholders (the "Annual Meeting"). Matters voted on and the results of those votes are set forth below:

     1. Carl Kaysen, Laurel E. Morrison and Garth Saloner were elected to serve as Class II directors of the Company for a three-year term.

         The votes cast to elect the Class II directors were:

         Name                       For                    Withheld
         ----                       ---                    --------

         Carl Kaysen              7,451,010                 48,622
         Laurel E. Morrison       7,433,030                 66,602
         Garth Saloner            7,451,020                 48,612


     2. Stockholders of the Company ratified the appointment of Ernst & Young LLP as the Company's independent accountants.

         The votes cast to ratify the appointment of Ernst & Young LLP as the Company's independent accountants were:

         For                      Against                  Abstain
         ---                      -------                  -------
         7,498,0957                1,357                     200

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

         27.1     Financial Data Schedule

         (b) Reports on Form 8-K

         Charles River Associates Incorporated did not file any Reports on Form 8-K during the quarter ended May 12, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Charles River Associates Incorporated



Date: June 23, 2000                        By:  /s/ James C. Burrows
                                              ----------------------------------
                                              James C. Burrows
                                              President and Chief Executive
                                              Officer

Date: June 23, 2000                        By:  /s/ Laurel E. Morrison
                                              ----------------------------------
                                              Laurel E. Morrison
                                              Chief Financial Officer
                                              Vice President & Treasurer
                                              (Principal Financial and
                                              Accounting Officer)