Form 10-Q
period 2000-09-01
CHARLES RIVER ASSOCIATES INC
filed 2000-10-16
CIK 1053706

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


           (x) Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended SEPTEMBER 1, 2000
    ------------------------------------------------------------------------

                                       or

          ( ) Transition report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934



                        Commission file number: 000-24049
    ------------------------------------------------------------------------



                      CHARLES RIVER ASSOCIATES INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           MASSACHUSETTS                                   04-2372210
--------------------------------------------------------------------------------
 (State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)



                200 CLARENDON STREET, T-33, BOSTON, MA 02116-5092
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                  617-425-3000
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code

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

As of October 13, 2000 CRA had outstanding 8,685,661 shares of common stock.

                      CHARLES RIVER ASSOCIATES INCORPORATED
                                      INDEX


PART I.   FINANCIAL INFORMATION:
--------------------------------

                                                                           PAGE
                                                                           ----
 ITEM 1.           Financial Statements

                   Consolidated Balance Sheets -
                   September 1, 2000 and November 27, 1999...................3

                   Consolidated Statements of Income -
                   Sixteen and forty weeks ended
                   September 1, 2000 and September 3, 1999...................4

                   Consolidated Statements of Cash Flows -
                   Forty weeks ended
                   September 1, 2000 and September 3, 1999...................5

                   Notes to Consolidated Financial Statements................6

 ITEM 2.           Management's Discussion and
                   Analysis of Financial Condition and
                   Results of Operations....................................10

 ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk.........19


PART II.   OTHER INFORMATION
----------------------------

 ITEM 1.           Legal Proceedings........................................20

 ITEM 6.           Exhibits and Reports on Form 8-K.........................20

 Signatures.................................................................21

PART I.  FINANCIAL INFORMATION
------------------------------
ITEM 1.  Financial Statements

                      CHARLES RIVER ASSOCIATES INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                          NOVEMBER 27,    SEPTEMBER 1,
                                                                              1999            2000
                                                                          ------------    ------------
ASSETS                                                                                    (unaudited)
Current assets:
  Cash and cash equivalents                                                 $ 20,176       $ 25,819
  Available-for-sale securities                                                8,684          5,059
  Accounts receivable, net of allowances of $917 in 1999 and
    $1,253 in 2000 for doubtful accounts                                      12,719         17,767
  Unbilled services                                                           13,891         10,157
  Prepaid expenses                                                               548          1,727
  Deferred income taxes                                                        1,358          1,358
                                                                            --------       --------
Total current assets                                                          57,376         61,887

Property and equipment, net                                                    4,051          4,947
Goodwill, net of accumulated amortization of $502 in 1999
  and $927 in 2000                                                            10,553         10,128
Intangible assets, net of accumulated amortization of $152 in 1999
  and $292 in 2000                                                             1,348          1,208
Other assets                                                                     182            632
                                                                            --------       --------
Total assets                                                                $ 73,510       $ 78,802
                                                                            ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY CURRENT LIABILITIES:
  Accounts payable                                                          $  3,641       $  3,755
  Accrued expenses                                                            15,128          9,848
  Deferred revenue and other liabilities                                         254            371
  Current portion of notes payable to former stockholders                        406            274
                                                                            --------       --------
Total current liabilities                                                     19,429         14,248

Notes payable to former stockholders, net of current portion                     331            121
Notes payable to minority interest                                               130             --

Deferred rent                                                                  1,305          1,129
Minority interest                                                                 --          1,734

Commitments and contingencies

Stockholders' equity:
  Preferred Stock, no par value; 1,000,000 shares authorized;
    none issued and outstanding                                                   --             --
  Common Stock, no par value; 25,000,000 shares authorized; 8,683,761
    shares in 1999 and 8,685,661 shares in 2000 issued and outstanding        40,189         41,252
  Deferred compensation                                                         (345)          (142)
  Retained earnings                                                           12,471         20,460
                                                                            --------       --------

Total stockholders' equity                                                    52,315         61,570
                                                                            --------       --------
Total liabilities and stockholders' equity                                  $ 73,510       $ 78,802
                                                                            ========       ========


                             See accompanying notes.

                      CHARLES RIVER ASSOCIATES INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                 (In thousands, except share and per share data)
                                   (unaudited)

                                                          Sixteen Weeks Ended                 Forty Weeks Ended
                                                    -----------------------------      -------------------------------
                                                    SEPTEMBER 3,     SEPTEMBER 1,      SEPTEMBER 3,       SEPTEMBER 1,
                                                        1999            2000               1999              2000
                                                    ------------     ------------      ------------       ------------
Revenues                                            $    23,480       $    23,953       $    54,633       $    62,667
Costs of services                                        13,240            13,056            31,322            34,709
                                                    -----------       -----------       -----------       -----------
Gross profit                                             10,240            10,897            23,311            27,958
General and administrative                                5,786             6,621            12,970            15,807
                                                    -----------       -----------       -----------       -----------
Income from operations                                    4,454             4,276            10,341            12,151
Interest income, net                                        235               538               698             1,177
                                                    -----------       -----------       -----------       -----------
Income before provision for income taxes                  4,689             4,814            11,039            13,328
  and minority interest
Provision for income taxes                               (1,918)           (1,987)           (4,485)           (5,502)
                                                    -----------       -----------       -----------       -----------
Income before minority interest                           2,771             2,827             6,554             7,826
Minority interest                                            --               117                33               163
                                                    -----------       -----------       -----------       -----------
Net income                                          $     2,771       $     2,944       $     6,587       $     7,989
                                                    ===========       ===========       ===========       ===========
Net income per share:

      Basic                                         $      0.33       $      0.34       $      0.78       $      0.92
                                                    ===========       ===========       ===========       ===========
      Diluted                                       $      0.32       $      0.34       $      0.77       $      0.91
                                                    ===========       ===========       ===========       ===========
Weighted average number of shares outstanding:
      Basic                                           8,468,544         8,685,661         8,444,421         8,685,235
                                                    ===========       ===========       ===========       ===========
      Diluted                                         8,549,212         8,685,661         8,530,900         8,743,730
                                                    ===========       ===========       ===========       ===========


                             See accompanying notes.

                      CHARLES RIVER ASSOCIATES INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                          Forty Weeks Ended
                                                                     ---------------------------
                                                                     SEPTEMBER 3,   SEPTEMBER 1,
                                                                        1999           2000
                                                                     ------------   ------------
                                                                     (unaudited)    (unaudited)
OPERATING ACTIVITIES:
Net income                                                            $  6,587       $  7,989
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Depreciation and amortization                                          1,548          1,589
  Deferred rent                                                           (173)          (176)
  Minority interest                                                        (33)          (163)
  Changes in operating assets and liabilities:
    Accounts receivable                                                 (4,165)        (5,048)
    Unbilled services                                                   (1,472)         3,734
    Prepaid expenses and other assets                                       93         (1,629)
    Accounts payable, accrued expenses, and other liabilities           (1,549)        (5,049)
                                                                      --------       --------
Net cash provided by operating activities                                  836          1,247

INVESTING ACTIVITIES:
  Purchase of property and equipment                                    (1,309)        (2,044)
  Sale (purchase) of available-for-sale securities                      (7,100)         3,625
  Acquisition of businesses                                             (9,339)            --
                                                                      --------       --------
Net cash provided by (used in) investing activities                    (17,748)         1,581

FINANCING ACTIVITIES:
  Payments on notes payable to former stockholders                        (245)          (342)
  Proceeds from (payment on) loan from minority interest holder            130           (130)
  Issuance of common stock upon exercise of stock options                   --             35
  Costs related to issuance of common stock in prior fiscal year            --           (115)
  Net investment by minority interest                                       --          3,367
                                                                      --------       --------
Net cash provided by (used in) financing activities                       (115)         2,815
                                                                      --------       --------

Net increase (decrease) in cash and cash equivalents                   (17,027)         5,643
Cash and cash equivalents at beginning of period                        32,023         20,176
                                                                      --------       --------

Cash and cash equivalents at end of period                            $ 14,996       $ 25,819
                                                                      ========       ========

Supplemental cash flow information:
  Cash paid for income taxes                                          $  4,297       $  7,345
                                                                      ========       ========
  Issuance of common stock for acquired business                      $  3,815             --
                                                                      ========       ========
  Issuance of common stock for future services                        $    108             --
                                                                      ========       ========


                             See accompanying notes.

                      CHARLES RIVER ASSOCIATES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   DESCRIPTION OF BUSINESS

Charles River Associates Incorporated ("CRA" or the "Company") is an economic and business-consulting firm that applies advanced analytic techniques and in-depth industry knowledge to complex engagements for a broad range of clients. CRA offers two types of services: legal and regulatory consulting and business consulting.

2.   UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND ESTIMATES

The consolidated balance sheet as of September 1, 2000, the consolidated statements of income for the sixteen and forty weeks ended September 3, 1999, and September 1, 2000, and the consolidated statements of cash flows for the forty-week periods ended September 3, 1999, and September 1, 2000, are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of CRA's consolidated financial position, results of operations, and cash flows.

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

10. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company, its subsidiaries, and NeuCo, Inc. ("NeuCo"), a corporation founded by the Company and an affiliate of Commonwealth Energy Systems in June 1997. The Company has a 50.5% interest in NeuCo. The portion of the results of operations of NeuCo, allocable to its minority owners is shown as "minority interest" in the Company's consolidated statement of income, and that amount, along with the capital contributions to NeuCo of its minority interest owners, is shown as "minority interest" on the Company's consolidated balance sheet. All significant intercompany accounts have been eliminated.

Prior to May 3, 2000, the Company owned 65.25% of NeuCo. On May 3, 2000, in a series of transactions that resulted in an infusion of new equity in NeuCo, the Company's ownership was reduced to 50.5%. The transaction was accounted for as an increase in minority interest and common stock.

11. Net Income per Share

Basic earnings per share represents net income divided by the weighted average shares of common stock outstanding during the period. Weighted average shares used in diluted earnings per share include 86,479 common stock equivalents for the forty weeks ended September 3, 1999 and 58,495 common

                      CHARLES RIVER ASSOCIATES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



stock equivalents for the forty weeks ended September 1, 2000 arising from stock options using the treasury stock method.

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

13.  ACCOUNTING PRONOUNCEMENTS

In December 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued a Statement of Position (SOP), "Reporting on the Costs of Start-up Activities," which requires companies upon adoption to expense start-up costs, including organization costs, as incurred. In addition, the SOP requires companies upon adoption to write off as a cumulative change in accounting principle any previously recorded start-up or organization costs. The Company adopted the SOP in the first quarter of fiscal 2000 and wrote off approximately $32,000 of unamortized organization costs. This amount was not deemed material enough to present as a cumulative change in accounting principle.

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires all derivatives to be recorded on the balance sheet at fair market value and establishes special accounting for certain types of hedges. The Company does not own any derivative instruments and does not engage in hedging activities. The Statement is effective for fiscal years beginning after June 15, 2000, however, earlier adoption is allowed.

In March 2000, the FASB issued Interpretation No. 44, "Accounting Transactions Involving Stock Compensation" (the Interpretation). This Interpretation clarifies how companies should apply the Accounting Principles Board's Opinion No. 25, "Accounting for Stock Issued to Employees." The Interpretation will be applied prospectively to new awards, modifications to outstanding awards, and changes in employee status on or after July 1, 2000, except as follows: the definition of an employee applies to awards granted after December 15, 1998; the Interpretation applies to modifications that reduce the exercise price of an award after December 15, 1998; and the Interpretation applies to modifications that add a reload feature to an award made after January 12, 2000. At the present time, there are no awards granted by the Company which would result in an adjustment at July 1, 2000 as a result of this Interpretation.

                      CHARLES RIVER ASSOCIATES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. SAB 101 clarifies the SEC staff's views on applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued an amendment, SAB 101A, which deferred the effective date of SAB 101. In June 2000, the SEC issued an amendment, SAB 101B, which again deferred the effective date of SAB 101. The Company is required to adopt SAB 101 no later than the fourth quarter of fiscal 2001 in accordance with the amendment. The adoption of this SAB is not expected to have a significant impact on the Company's financial statements.

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

RESULTS OF OPERATIONS-SIXTEEN WEEKS ENDED SEPTEMBER 3, 1999 COMPARED TO SIXTEEN WEEKS ENDED SEPTEMBER 1, 2000

Revenues. Revenues increased by $473,000, or 2.0%, from $23.5 million for the third quarter of fiscal 1999 to $24.0 million for the third quarter of fiscal 2000. The increase in revenues was due primarily to an increase in the number of employee consultants, an increase in consulting services performed for new and existing clients during the period, and, to a lesser extent, increased billing rates of CRA's consultants. Utilization was 84% for the third fiscal quarter of 1999 as compared to 74% for the third fiscal quarter of 2000. The total number of employee consultants increased from 202 for the third quarter of fiscal 1999 to 235 for the third quarter of fiscal 2000. CRA experienced revenue increases during the third quarter of fiscal 2000 in both its legal and regulatory consulting services and business consulting services, and in particular, generated significant revenue increases in its auctions, metals & materials, and chemicals practice areas.

Costs of Services. Costs of services decreased by $184,000, or 1.4%, from $13.2 million in the third quarter of fiscal 1999 to $13.0 million in the third quarter of fiscal 2000. As a percentage of revenues, costs of services decreased from 56.4% for the third quarter of fiscal 1999 to 54.5% in the third quarter of fiscal 2000. This decrease is primarily the result of reclassifying some of NeuCo's expenses from Cost of Services to General and Administrative.

General and Administrative. General and administrative expenses increased by $835,000 or 14.4%, from $5.8 million in the third quarter of fiscal 1999 to $6.6 million in the third quarter of fiscal 2000. As a percentage of revenues, general and administrative expenses increased from 24.6% in the third quarter of fiscal 1999 to 27.6% in the third quarter of fiscal 2000. The dollar increase in general and administrative expenses resulted from payments to outside experts and increased rents due to internal growth, as well as the reclassification of NeuCo's expenses.

Interest Income, Net. Net interest income increased from $235,000 in third quarter of fiscal 1999 to $538,000 in the third quarter of fiscal 2000. This increase was due primarily to interest earned from the investment of the proceeds of CRA's public offerings as well as interest earned by NeuCo on funds received from a minority partner in the second quarter of fiscal 2000.

Provision for Income Taxes. Provision for income taxes increased from $1.9 million in the third quarter

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


of fiscal 1999 to $2.0 million in the third quarter of fiscal 2000. The Company's effective tax rate increased slightly from 40.9% in the third quarter of fiscal 1999 to 41.3% in the third quarter of fiscal 2000.

Minority Interest. In June 1997, CRA established and purchased a controlling interest in NeuCo, which provides applications consulting services and a family of neural network software solutions and complementary applications for fossil-fired electric utilities. Minority interest increased from zero in the third quarter of fiscal 1999 to $117,000 in the third quarter of fiscal 2000, and represents the portion of NeuCo's net loss after taxes allocable to its minority owners.

RESULTS OF OPERATIONS-FORTY WEEKS ENDED SEPTEMBER 3, 1999 COMPARED TO FORTY WEEKS ENDED SEPTEMBER 1, 2000

Revenues. Revenues increased by $8.1 million, or 14.7%, from $54.6 million for the forty weeks ended September 3, 1999, to $62.7 million for the forty weeks ended September 1, 2000. The increase in revenues was due primarily to an increase in the number of employee consultants, an increase in consulting services performed for new and existing clients during the period and, to a lesser extent, increased billing rates of CRA's consultants. Utilization was 86% for the forty weeks ended September 3, 1999 as compared to 75% for the forty weeks ended September 1, 2000. CRA experienced revenue increases during the forty weeks ended September 1, 2000, in both its legal and regulatory consulting services and business consulting services and in particular generated significant revenue increases in its auctions, trade, metals and materials, chemicals and transportation practice areas.

Costs of Services. Costs of services increased by $3.4 million, or 10.8%, from $31.3 million in the forty weeks ended September 3, 1999 to $34.7 million in the forty weeks ended September 1, 2000. As a percentage of revenues, costs of services decreased from 57.3% in the forty weeks ended September 3, 1999 to 55.4% in the forty weeks ended September 1, 2000. The decrease as a percentage of revenues was due primarily to an increase in bonuses paid to outside experts who source business to CRA. Bonuses paid to outside experts are included in General and Administrative costs.

General and Administrative. General and administrative expenses increased by $2.8 million, or 21.9%, from $13.0 million in the forty weeks ended September 3, 1999, to $15.8 million in the forty weeks ended September 1, 2000. As a percentage of revenues, general and administrative expenses increased from 23.7% in the forty weeks ended September 3, 1999, to 25.2% in the forty weeks ended September 1, 2000. The dollar increase in general and administrative expenses resulted from payments to outside experts and increased rents due to internal growth.

Interest Income, Net. Net interest income increased from $698,000 in the forty weeks ended September 3, 1999 to $1.2 million in the forty weeks ended September 1, 2000. This increase resulted from interest earned on investments of the proceeds of CRA's public offerings, interest earned on a loan issued to NeuCo and interest earned by NeuCo on funds received from a minority partner in the second quarter of fiscal 2000.

Provision for Income Taxes. Provision for income taxes increased from $4.5 million in the forty weeks ended September 3, 1999 to $5.5 million in the forty weeks ended September 1, 2000. The Company's effective tax rate increased slightly from 40.6% in the forty weeks ended September 3, 1999, to 41.3% in

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


the forty weeks ended September 1, 2000.

Minority Interest. Minority interest in the loss of NeuCo increased from $33,000 in the forty weeks ended September 3, 1999 to $163,000 in the forty weeks ended September 1, 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of September 1, 2000, CRA had cash and cash equivalents of $25.8 million, available-for-sale securities of $5.1 million, and working capital of $47.6 million. Net cash provided by operating activities for the forty weeks ended September 1, 2000 was $1.3 million, consisting primarily of net income of $8.0 million offset in part by a net increase in accounts receivable and unbilled services of $1.3 million as well as a decrease in accounts payable and accrued expenses of $5.0 million, which reflects normal tax payments and bonus payments to employees.

Cash generated by investing activities amounted to $1.6 million, resulting primarily from the sale of short-term investments of $3.6 million, which was offset in part by the purchase of property and equipment during fiscal 2000 of $2.0 million.

CRA's financing activities generated cash of $2.8 million in the forty weeks ended September 1, 2000. The generation of cash results primarily from a net investment in NeuCo by Babcock Borsig Power GmbH of $3.4 million, offset in part by payments made on notes payable to former shareholders and by costs related to CRA's sale of stock in a public offering in the prior fiscal year.

CRA presently has available a $2.0 million revolving line of credit with Fleet National Bank, which is secured by CRA's accounts receivable. This line of credit automatically renews each year on June 30, unless earlier terminated by either CRA or Fleet National. No borrowings were outstanding under this line of credit as of September 1, 2000.

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

OUR FAILURE TO MANAGE OUR EXPANDING BUSINESS SUCCESSFULLY COULD ADVERSELY AFFECT OUR REVENUE AND RESULTS OF OPERATIONS

Any failure on our part to manage growth successfully could have a material adverse effect on our business, financial condition, and results of operations. We have been experiencing growth in our revenues and employee base as a result of both internal growth and acquisitions. This growth creates new and increased management, consulting, and training responsibilities for our employee consultants. This growth also increases the demands on our internal systems, procedures, and controls, and on our managerial, administrative, financial, marketing, and other resources. We depend heavily upon the managerial, operational, and administrative skills of our officers, particularly James C. Burrows, our President and Chief Executive Officer, to manage this growth. New responsibilities and demands may adversely affect the overall quality of our work. No member of our management team has experience in managing a public company other than CRA. We have also recently opened offices in new geographic locations and may open additional offices in the future. Opening new offices may entail substantial start-up and maintenance costs.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As of September 1, 2000, CRA was exposed to market risks, which primarily include changes in U.S. interest rates.

CRA maintains a portion of its cash and cash equivalents in financial instruments with purchased maturities of one year or less and a portion of its short-term investments in financial instruments with purchased maturities of two years or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. Because these financial instruments are readily marketable, an immediate increase in interest rates would not have a material effect on CRA's financial position.

PART II.  OTHER INFORMATION:
----------------------------

Item 1.  Legal Proceedings

As of the date of this filing, CRA is not a party to any legal proceedings the outcome of which, in the opinion of CRA's management, would have a material adverse effect on CRA's business, financial condition, or results of operations.


Item 6.  Exhibits and Reports on Form 8-K

         (a) EXHIBITS

         27.1     Financial Data Schedule

         (b) REPORTS ON FORM 8-K

         On July 5, 2000, CRA filed a current report on Form 8-K, which reported the elections of William F. Concannon, J. Robert Prichard, and Carl Shapiro to the board of directors on June 1, 2000.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               Charles River Associates Incorporated



Date: October 16, 2000         By: /s/ James C. Burrows
                                   ----------------------------------------
                                   James C. Burrows
                                   President and Chief Executive Officer


Date: October 16, 2000         By: /s/ Laurel E. Morrison
                                   ----------------------------------------
                                   Laurel E. Morrison
                                   Chief Financial Officer
                                   Vice President & Treasurer
                                   (Principal Financial and Accounting Officer)