Form 10-K405
period 2000-11-25
CHARLES RIVER ASSOCIATES INC
filed 2001-02-23
CIK 1053706

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            (x) Annual report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended NOVEMBER 25, 2000

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

                200 CLARENDON STREET, T-33, BOSTON, MA 02116-5092
               (Address of principal executive offices) (Zip code)

                                  617-425-3000
              (Registrant's telephone number, including area code)

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

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 16, 2001 (based on the closing sale price of $8.844 as quoted by the Nasdaq National Market as of that date) was approximately $66,507,313 based on information available to CRA as of February 16, 2001. Outstanding shares of common stock beneficially owned by each executive officer and director of the registrant have been excluded from this computation because these persons may be deemed to be affiliates. The fact that these persons have been deemed affiliates for purposes of this computation should not be considered a conclusive determination for any other purpose.

As of February 16, 2001, CRA had outstanding 9,107,529 shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required for Part III of this annual report is incorporated by reference from the registrant's definitive proxy statement for its 2001 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended November 25, 2000.

                      CHARLES RIVER ASSOCIATES INCORPORATED
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED NOVEMBER 25, 2000

                                TABLE OF CONTENTS

                                                                                    PAGE
                                                                                    ----
                                     PART I
Item 1 -  BUSINESS ................................................................    4
ITEM 2 -  PROPERTIES ..............................................................   14
ITEM 3 -  LEGAL PROCEEDINGS .......................................................   14
ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .....................   14

                                   PART II
ITEM 5 -  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ...   15
ITEM 6 -  SELECTED FINANCIAL DATA .................................................   16
ITEM 7 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS ...........................................................   18
ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK ...............   30
ITEM 8 -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .............................   30
ITEM 9 -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
          DISCLOSURE ..............................................................   30

                                  PART III
ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ......................   31
ITEM 11 - EXECUTIVE COMPENSATION ..................................................   31
ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT ..............................................................   31
ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..........................   31

                                   PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K ........   32
SIGNATURES ........................................................................   33

                                     PART I

ITEM 1 - BUSINESS

FORWARD-LOOKING STATEMENTS

Except for historical facts, the statements in this annual report are forward-looking statements. Forward-looking statements are merely our current predictions of future events. These statements are inherently uncertain, and actual events could differ materially from our predictions. Important factors that could cause actual events to vary from our predictions include those discussed in this annual report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Future Performance." We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to carefully review the risk factors described in this annual report and in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

INTRODUCTION

CRA is a leading economic and business consulting firm that applies advanced analytic techniques and in-depth industry knowledge to complex engagements for a broad range of clients. Founded in 1965, our firm provides original, authoritative advice to law firms, corporations, and governments around the world. We are often retained in high-stakes matters, such as multibillion-dollar mergers and acquisitions, new product introductions, major capital investment decisions, and complex litigation, the outcomes of which often have significant implications or consequences for the parties involved. The firm offers two types of services: legal and regulatory consulting and business consulting. We provide law firms and businesses involved in litigation and regulatory proceedings with expert advice on highly technical issues, such as the competitive effects of mergers and acquisitions, calculations of damages, measurement of market share and market concentration, liability analysis in securities fraud cases, and the impact of increased regulation. We use our expertise in economics, finance, and business analysis to offer our clients consulting services for strategic issues, such as establishing pricing strategies, estimating market demand, valuing intellectual property and other assets, assessing competitors' actions, and analyzing new sources of supply. Our analytical expertise in advanced economic and financial methods is complemented by our in-depth expertise in specific industries, including chemicals, electric power and other energies, healthcare, materials, media and telecommunications, retail and wholesale distribution, and transportation.

We provide our services primarily through our highly credentialed and experienced staff of employee consultants. As of November 25, 2000, the firm employed 255 professionals, including 87 employee consultants with Ph.D.s and 62 employee consultants with other advanced degrees. Our consultants have backgrounds in a wide range of disciplines, including economics, business, corporate finance, materials sciences, and engineering. The firm is extremely selective in its hiring of consultants, recruiting from leading universities, industry, and government. Many of our employee consultants are nationally recognized as experts in their respective fields and have published scholarly articles, lectured extensively, and have been quoted in the press. To enhance the expertise we provide to our clients, we maintain close working relationships with a select group of renowned academic and industry experts, or outside experts.

We have domestic offices in Boston, Massachusetts; College Station, Texas; Los Angeles, Oakland, and Palo Alto, California; Salt Lake City, Utah; and Washington, D.C., as well as international offices in London, United Kingdom; Melbourne, Australia; Mexico City, Mexico; Toronto, Canada; and Wellington, New Zealand.

We have completed more than 4,400 engagements for clients including major law firms; domestic and foreign corporations; federal, state, and local government agencies; governments of foreign countries; public and private utilities; and national and international trade associations. Our clients come from a broad range of industries, and in fiscal 2000, no single client accounted for more than 10 percent of our revenues.

INDUSTRY OVERVIEW

Businesses are operating in an increasingly complex environment. Expanding access to powerful computers and software is providing companies with almost instantaneous access to a wide range of internal information, such as supply costs, inventory values, and sales and pricing data, as well as external information, such as market demand forecasts and customer buying patterns. The Internet is changing traditional distribution channels, thereby eliminating barriers to entry in many industries and spurring new competition. At the same time, markets are becoming increasingly global, offering companies the opportunity to expand their presence throughout the world and exposing them to increased competition and the uncertainties of foreign operations. Many industries are rapidly consolidating as companies pursue mergers and acquisitions in response to an increase in competitive pressures and to expand their market opportunities. In addition, companies are relying to a greater extent on technological and business innovations to improve efficiency, thus increasing the importance of strategically analyzing their businesses and developing and protecting new technology. As a result of this increasingly competitive and complex business environment, companies must constantly gather, analyze, and use available information to enhance their business strategies and operational efficiencies.

The increasing complexity and changing nature of the business environment is also forcing governments to modify their regulatory strategies. For example, industries such as healthcare are subject to frequently changing regulations while other industries, such as telecommunications and electric power, are experiencing trends toward deregulation. These constant changes in the regulatory environment have led to frequent litigation and interaction with government agencies as companies attempt to interpret and react to the implications of this changing environment. Furthermore, as the general business and regulatory environment becomes more complex, corporate litigation has also become more complicated, protracted, expensive, and important to the parties involved.

As a result, companies are increasingly relying on sophisticated economic and financial analysis to solve complex problems and improve decision-making. Economic and financial models provide the tools necessary to analyze a variety of issues confronting businesses, such as interpretation of sales data, effects of price changes, valuation of assets, assessment of competitors' activities, evaluation of new products, and analysis of supply limitations. Governments are also relying, to an increasing extent, on economic and finance theory to measure the effects of anticompetitive activity, evaluate mergers and acquisitions, change regulations, implement auctions to allocate resources, and establish transfer pricing rules. Finally, litigants and law firms are using economic and finance theory to help determine liability and to calculate damages in complex and high-stakes litigation. As the need for complex economic and financial analysis becomes more widespread, we believe that companies and governments are turning to outside consultants for access to the specialized expertise, experience, and prestige that are not available to them internally.

COMPETITIVE STRENGTHS

Since 1965, we have been committed to providing sophisticated consulting services to our clients. We believe that the following factors have been critical to our success.

Strong Reputation for High-Quality Consulting. For more than 35 years, we have been a leader in providing sophisticated economic analysis and original, authoritative studies for clients involved in complex litigation and regulatory proceedings. As a result, we believe we have established a strong reputation among leading law firm and business clients as a preferred source of expertise in economics, finance, business, and strategy consulting, as evidenced by our high level of repeat business and significant referrals from existing clients. In fiscal 2000, approximately 83 percent of our revenues resulted from ongoing engagements and new engagements for existing clients. In addition, we believe our significant name recognition, which we developed as a result of our work on many high-profile litigation and regulatory engagements, has enhanced the development of our business consulting practice.

Highly Educated, Experienced, and Versatile Consulting Staff. We believe our most important asset is our base of employee consultants, particularly our senior consultants. Of our 255 employee consultants as of November 25, 2000, 142 were either officers, principals, or senior associates, nearly all of whom have a Ph.D. or a master's degree. Many of these senior consultants are nationally recognized as experts in their respective fields. In addition to their expertise in a particular field, most of our consultants are able to apply their skills across numerous practice areas. This flexibility in staffing engagements is critical to our ability to apply our resources as needed to meet the demands of our clients. As a result, we seek to hire consultants who not only have strong analytical skills, but who are also creative, intellectually curious, and driven to develop expertise in new practice areas and industries.

Strong Corporate Culture. Our success has resulted in part from our strong corporate culture. We believe consultants are attracted to the firm because of our more than 35-year history; our strong reputation; the credentials, experience, and reputation of our employee consultants; the opportunity to work on an array of matters and with a broad group of renowned outside experts; and our collegial atmosphere. Our attractiveness as an employer is reflected in our relatively low turnover rate among employees.

Industry Expertise. By maintaining expertise in certain industries, we are able to offer clients creative and pragmatic advice tailored to their specific markets. This industry expertise differentiates us from many of our competitors and has been developed over decades of providing sophisticated consulting services to a diverse group of clients in industries such as chemicals, electric power and other energies, healthcare, materials, media and telecommunications, retail and wholesale distribution, and transportation. We believe we have developed a strong reputation and substantial name recognition within these specific industries, which has led to repeat business and new engagements from clients in those markets.

Broad Range of Services. By offering clients both legal and regulatory consulting services and business consulting services, we are able to satisfy an array of client needs, ranging from expert testimony for complex lawsuits to designing global business strategies. This broad range of expertise enables us to take an interdisciplinary approach to certain engagements, combining economists and experts in one area with specialists in other disciplines. We emphasize our diverse capabilities to clients and we regularly cross-market across our service areas. For example, a client that we assist in a litigation matter may later retain us for a business consulting assignment.

Access to Leading Academic and Industry Experts. To enhance the expertise we provide to our clients, we maintain close working relationships with a select group of outside experts. Depending on client needs, we use outside experts for their specialized expertise, assistance in conceptual problem-solving, and expert witness testimony. We work regularly with renowned professors at Brigham Young University, Cornell University, Georgetown University, Harvard University, the Massachusetts Institute of Technology, Stanford University, Texas A&M University, the University of California at Berkeley, the University of California at Los Angeles, the University of Toronto, the University of Virginia, and other leading universities. Outside experts also generate business for us and provide us access to other leading academic and industry experts. By establishing affiliations with prestigious outside experts, we further enhance our reputation as a leading source of sophisticated economic and financial analysis. We have exclusive relationships with 16 outside experts.

SERVICES

We offer services in two broad areas: legal and regulatory consulting and business consulting. In our legal and regulatory consulting practice, we usually work closely with law firms on behalf of one or more companies involved in litigation or regulatory proceedings. Many of the lawsuits and regulatory proceedings in which we are involved are high-stakes matters, such as obtaining regulatory approval of a pending merger or analyzing possible damages awards in a securities fraud case. The ability to formulate and effectively communicate powerful economic and financial arguments to courts and regulatory agencies is often critical to a successful outcome in litigation and regulatory proceedings. Through our highly educated and experienced consulting staff, we apply advanced analytic techniques in economics and finance to complex engagements for a diverse group of clients.

In our business consulting practice, we typically provide services directly to companies seeking assistance with strategic issues that require expert economic or financial analysis. Many of these matters involve "mission-critical" decisions for the client, such as positioning and pricing a new product or developing a new technological process. We apply a highly analytical, quantitative approach to help companies analyze and respond to market forces and competitive pressures that affect their businesses. We advise our clients in many of the same areas in which we provide legal and regulatory consulting, such as finance and mergers and acquisitions. Applying our in-depth knowledge of specific industries, we are able to provide insightful, value-added advice to our clients. We offer clients practical and creative advice by challenging conventional approaches and generally avoiding predetermined solutions or methodologies.

Engagements in our two service areas often involve similar areas of expertise and address related issues, and it is common for our consultants to work on engagements in both service areas. We estimate that we derived approximately 71 percent of our revenues in fiscal 2000 from legal and regulatory consulting and approximately 29 percent from business consulting.

We offer our clients a wide range of legal, regulatory, and business consulting services, including the following:

LEGAL AND REGULATORY CONSULTING

     AREA OF EXPERTISE                    DESCRIPTION OF SERVICES
     -----------------                    -----------------------

Antitrust ....................  Expert testimony and analysis to support law firms involved in antitrust litigation. Areas of expertise include collusion, price signaling, monopolization, tying, exclusionary conduct, resale price maintenance, predatory pricing, and price discrimination.

Mergers and Acquisitions .....  Economic analysis to assist clients in obtaining domestic and foreign regulatory approvals, in proceedings before agencies including the Federal Trade Commission and the Department of Justice. Analysis includes simulating the effects of mergers on prices, estimating demand elasticities, designing and administering customer and consumer surveys, and studying possible acquisition-related synergies.

Finance ......................  Valuations of businesses, products, intellectual property, contracts, and securities. Expert testimony on valuation theory. Risk assessment for derivative securities. Computations of damages and liability analysis in securities fraud cases.

Intellectual Property ........  Consulting and expert testimony in patent, trademark, copyright trade secret, and unfair competition disputes. Services include valuing property rights and estimating lost profits, reasonable royalties, unjust enrichment, and prejudgment interest.

Transfer Pricing .............  Advising clients with foreign operations regarding the establishment of transfer prices to improve tax position. Analysis includes assessment of functions and risks, valuation of intangible assets, and analysis of variations in tax laws. Expert testimony for clients involved in domestic and foreign lawsuits relating to transfer pricing.

Environment ..................  Expert testimony and consulting for environmental disputes in litigation proceedings and before government agencies. Services include determining responsibility for cleanups; estimating damages for spills, disposals, and other environmental injuries; performing regulatory cost-benefit analysis; and developing innovative compliance techniques, such as emissions trading.

International Trade ..........  Expert testimony and consulting in international trade disputes. Expertise includes antidumping, countervailing duty examinations, and other disputes involving a wide range of industries and numerous countries.

Damages ......................  Calculation of damages and critiquing opposing estimates of damages in complex commercial litigation. Analysis of specific economic attributes, such as price and sales volume, using expertise in applied microeconomics and econometrics.


BUSINESS CONSULTING

     AREA OF EXPERTISE                    DESCRIPTION OF SERVICES
     -----------------                    -----------------------

Business Strategy ............  Advising clients on investment opportunities, cost-reduction programs, turnaround strategies, risk management, capital investments, diligence investigations, valuations, and pricing strategies. Assessment of the strategic and financial fit of acquisition candidates. Analysis includes assessment of competitive advantages, efficiencies, and antitrust implications of acquisitions.

Market Analysis ..............  Advising clients on product introductions positioning, pricing strategies, competitive threats and probable market reactions to proposed actions. Analysis includes identifying and understanding market trends, measuring market size, estimating supply and demand balances, analyzing procurement strategies, and evaluating the impact of government regulations.

Technology Management ........  Assisting clients in managing industrial technologies from assessment through
                                implementation, including analysis of the development process for products and services. Assessing the commercialization of new technologies by quantifying the costs and benefits of obtaining and implementing new technology. Conducting competitive analyses through statistical comparisons of key factors, such as raw materials costs and productivity.

NeuCo. NeuCo, our majority-owned subsidiary, develops and markets a family of neural network software tools and complementary application consulting services that are currently focused on electric utilities. NeuCo's products and services are designed to help utilities maximize the use of their power plants by improving heat rate, reducing emissions, overcoming operating constraints, and increasing output capability.

INDUSTRY EXPERTISE

We believe our ability to combine expertise in advanced economic and financial methods with in-depth knowledge of particular industries is one of our key competitive strengths. By maintaining expertise in certain industries, we provide clients practical advice tailored to their specific markets. This industry expertise, which we developed over decades of providing sophisticated consulting services to a diverse group of clients in many industries, differentiates us from many of our competitors. We believe that we have developed a strong reputation and substantial name recognition within specific industries, which has lead to repeat business and new engagements from clients in those markets. While we provide services to clients in a wide variety of industries, we have particular expertise in the following industries:

     -    Aerospace and defense

     -    Chemicals

     -    Electric power and other energy industries

     -    Healthcare and pharmaceuticals

     -    Materials and manufacturing

     -    Media and telecommunications

     -    Retail and wholesale distribution

     -    Transportation

CLIENTS

We have completed more than 4,400 engagements for clients that include major law firms; domestic and foreign corporations; federal, state, and local government agencies; governments of foreign countries; public and private utilities; and national and international trade associations. While we have particular expertise in a number of industries, we provide services to a diverse group of clients in a broad range of industries. No single client accounted for more than 10 percent of the firm's revenues in fiscal 2000. Our policy is to keep the identities of our clients confidential unless our work for the client is already publicly disclosed.

HUMAN RESOURCES

On November 25, 2000, we had 255 employee consultants, consisting of 51 officers, 91 other senior consultants (either principals or senior associates) and 113 junior consultants (either associates or analysts), and had 107 administrative staff members. Officers and principals generally work closely with clients, supervise junior consultants, provide expert testimony on occasion, and seek to generate business for us. Senior associates and associates typically serve as project managers and handle complex research assignments. Analysts gather and analyze data sets and complete statistical programming and library research.

We derive most of our revenues directly from the services provided by our employee consultants. The firm's employee consultants were responsible for securing engagements that accounted for approximately 66 percent of our revenues in fiscal 1999 and 67 percent of our revenues in fiscal 2000. In each of fiscal 1999 and fiscal 2000, our top five employee consultants generated approximately 24 percent of our revenues. Our employee consultants have backgrounds in many disciplines, including economics, business, corporate finance, materials sciences, and engineering. Substantially all of our senior consultants, consisting of officers, principals, and senior associates, have either a Ph.D. or a master's degree in addition to substantial management, technical, or industry expertise. Of our total senior employee consulting staff of 142 as of November 25, 2000, 73 have Ph.D.s in economics, 12 have Ph.D.s in other disciplines, and 47 have other advanced degrees. We believe our financial results and reputation are directly related to the number and quality of our employee consultants.

We are highly selective in our hiring of consultants, recruiting primarily from leading universities, industry, and government. We believe consultants choose to work at our firm because of our strong reputation; the credentials, experience, and reputation of our consultants; the opportunity to work on a diverse range of matters and with renowned outside experts; and our collegial atmosphere. We believe that our attractiveness as an employer is reflected in our relatively low turnover rate among employees. We use a decentralized, team hiring approach. The firm has designated two or more recruiting teams at each of our principal offices and given each team responsibility for identifying, interviewing, and hiring qualified candidates. We have also expanded the group of leading universities and degree programs from which we select candidates.

Our training and career development program for our employee consultants focuses on three areas: supervision, seminars, and scheduled courses. This program is designed to complement on-the-job experience and an employee's pursuit of his or her own career development. New employee consultants participate in a structured program in which they are partnered with an assigned mentor. Through our ongoing seminar program, outside speakers make presentations and conduct discussions with our employee consultants on various topics. In addition, employee consultants are expected to present papers, discuss significant cases, or outline new analytical techniques or marketing opportunities periodically at in-house seminars. We also provide scheduled courses designed to improve an employee's professional skills, such as presentation and sales and marketing techniques. We also encourage our employee consultants to pursue their academic interests by writing articles for economic and other journals.

Most of our officers have signed nonsolicitation agreements, which generally prohibit the employee from soliciting our clients for periods ranging from six to twelve months following termination of the person's employment with our firm and from soliciting our employees for periods ranging from one to two years after termination of the person's employment. In order to align each officer's interest with the overall interests and profitability of the firm, we have adopted a policy requiring each of our officers to have an equity interest in our firm. All of our senior consultants who were stockholders before our initial public offering are parties to a stock restriction agreement that prohibits them from selling or otherwise transferring shares of our common stock held immediately before the initial public offering except under certain circumstances.

We maintain a discretionary bonus program through which we grant performance-based bonuses to our officers and other employees. Our compensation committee, in its discretion, determines the bonuses to be granted to our officers, and our chief executive officer, in his discretion, determines the bonuses to be granted to our other employees, based on recommendations of the various committees supervising the employees' work.

In addition, we work closely with a select group of approximately 45 outside experts from leading universities and industry, who supplement the work of our employee consultants and generate business for us. In each of fiscal 1999 and fiscal 2000, six of the firm's exclusive outside experts were responsible for securing engagements that accounted for approximately 31 percent and 30 percent of revenues in those respective years. We believe outside experts choose to work with us because of the interesting and challenging nature of our work, the opportunity to work with our consultants, and the financially rewarding nature of the work. Sixteen outside experts have entered into noncompetition agreements with us.

MARKETING

We rely to a significant extent on the efforts of our employee consultants, particularly our officers and principals, to market the firm's services. We encourage our employee consultants to generate new business from both existing and new clients, and we reward our employee consultants with increased compensation and promotions for obtaining new business. In pursuing new business, our consultants emphasize our institutional reputation and experience, while also promoting the expertise of the particular employees who will work on the matter. Many of our consultants have published articles in industry, business, economic, legal, and scientific journals, and have made speeches and presentations at industry conferences and seminars, which serve as a means of attracting new business and enhancing their reputations. On occasion, employee consultants work with one or more outside experts to market our services.

We supplement the personal marketing efforts of our employee consultants with firmwide initiatives. We rely primarily on our reputation and client referrals for new business and undertake traditional marketing activities. The firm regularly organizes seminars for existing and potential clients featuring panel members that include our consultants, outside experts, and leading government officials. We have an extensive set of brochures organized around our service areas, which outline the firm's experience and capabilities. We also provide information about our firm on our corporate Web site. We distribute publications to existing and potential clients highlighting emerging trends and noteworthy engagements. Because existing clients are an important source of repeat business and referrals, we communicate regularly with our existing clients to keep them informed of developments that affect their markets and industries.

In our legal and regulatory consulting practice, we derive much of our new business from referrals by existing clients. We have worked with leading law firms across the country and believe we have developed a reputation among law firms as a preferred source of sophisticated economic advice for litigation and regulatory work. For our business consulting practice, we also rely on referrals from existing clients but supplement referrals with a significant amount of direct marketing to new clients through conferences, publications, presentations, and direct solicitations.

It is important to us that we conduct business ethically and in accordance with industry standards and our own rigorous professional standards. We carefully consider the pursuit of each specific market, client, and engagement. Before we accept a new client or engagement, we determine whether a conflict of interest exists by circulating a client development report among our senior staff and by checking our internal client database.

COMPETITION

The market for economic and business consulting services is intensely competitive, highly fragmented, and subject to rapid change. In general, there are few barriers to entry into our markets, and we expect to face additional competition from new entrants into the economic and business consulting industries. In the legal and regulatory consulting market, we compete primarily with other economic consulting firms and individual academics. We believe the principal competitive factors in this market are reputation, analytical ability, industry expertise, and service. In the business consulting market, we compete primarily with other business and management consulting firms, specialized or industry-specific consulting firms, the consulting practices of large accounting firms, and the internal professional resources of existing and potential clients. We believe the principal competitive factors in this market are reputation, industry expertise, analytical ability, service, and price. Many of our competitors have national and international reputations as well as significantly greater personnel, financial, managerial, technical, and marketing resources than we do. Some of our competitors also have a significantly broader geographic presence than we do. We may be unable to compete successfully with our existing competitors or with any new competitors.

ITEM 2 - PROPERTIES

In the aggregate, we lease approximately 158,000 square feet of office space in Boston, Massachusetts and for our other offices. Of this total, we have subleased approximately 27,000 square feet of our office space to other companies.

All of our offices are electronically linked and have access to our core consulting tools. We believe our existing facilities are adequate to meet our current requirements and that suitable space will be available as needed.

ITEM 3 - LEGAL PROCEEDINGS

On February 14, 2001, we and eight of our employees filed a complaint in the Superior Court of Suffolk County, Massachusetts against our competitor, PA Consulting Group, Inc., and its parent, PA Holdings Limited. We and our employee co-plaintiffs are seeking declaratory judgments regarding our respective rights and responsibilities and the rights and responsibilities of the defendants.

Our employee co-plaintiffs are former employees of PA Consulting Group. Generally, we and our employee co-plaintiffs have asked the court to determine whether and to what extent we and they have the right to solicit and hire the employees of the defendants, solicit the clients of the defendants and provide services to the clients of the defendants. The defendants have asserted to us that both we and these employees have legal obligations not to engage in these activities, in some cases under nonsolicitation agreements between the defendants and the employees.

As of February 22, 2001, the defendants have not answered our complaint.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2000.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

Market Information. We first offered our common stock to the public on April 23, 1998. Since that time, our common stock has been traded on the Nasdaq National Market under the symbol CRAI. The following table provides the high and low sales prices of our common stock as reported on the Nasdaq National Market for the periods indicated.

     FISCAL YEAR ENDED NOVEMBER 27, 1999            HIGH             LOW
     -----------------------------------            ----             ---
November 29, 1998 to February 19, 1999             $30.750         $18.125
February 20, 1999 to May 14, 1999                  $28.375         $21.250
May 15, 1999 to September 3, 1999                  $29.625         $18.125
September 4, 1999 to November 27, 1999             $36.875         $23.500

     FISCAL YEAR ENDED NOVEMBER 25, 2000            HIGH             LOW
     -----------------------------------            ----             ---
November 28, 1999 to February 18, 2000             $35.234         $25.500
February 19, 2000 to May 12, 2000                  $29.688         $12.250
May 13, 2000 to September 1, 2000                  $22.000         $10.875
September 2, 2000 to November 25, 2000             $15.000         $ 9.875

Stockholders. We had approximately 60 holders of record of our common stock as of February 16, 2001. This number does not include stockholders for whom shares were held in a "nominee" or "street" name.

Dividends. We currently intend to retain any future earnings to finance our operations and therefore do not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of our bank line of credit place restrictions on our ability to pay cash dividends on our common stock.

Unregistered Securities. During the fourth quarter of fiscal 2000, we issued and sold the following securities without registration under the Securities Act:

On October 18, 2000, we issued and sold 405,862 shares of common stock to Dr. Gordon C. Rausser for aggregate consideration of $4.5 million, which we loaned to him.

This sale did not involve any underwriter, and we paid no underwriting or other discounts or commissions in connection with the sale of these securities. We made this sale in reliance upon the exemption from registration provided by
Section 4(2) of the Securities Act because the sale was a transaction not involving any public offering.

ITEM 6 - SELECTED FINANCIAL DATA

The following selected consolidated financial data as of and for each of the fiscal years in the five-year period ended November 25, 2000, have been derived from our audited consolidated financial statements.

                                                                                        FISCAL YEAR ENDED
                                                               NOVEMBER       NOVEMBER       NOVEMBER       NOVEMBER       NOVEMBER
                                                                  30,            29,            28,             27,            25,
                                                                 1996           1997           1998            1999           2000
                                                              ---------      ---------      ---------      ---------      ---------
                                                             (53 weeks)
STATEMENT OF OPERATIONS DATA:                                                    (In thousands, except share data)
Revenues                                                        $37,367        $44,805        $52,971        $73,970        $82,547
Costs of services                                                23,370         28,374         31,695         42,320         46,439
Supplemental compensation(1)                                      1,200          1,233           --             --             --
                                                              ---------      ---------      ---------      ---------      ---------
Gross profit                                                     12,797         15,198         21,276         31,650         36,108
Selling, general and
administrative                                                    9,060         10,509         11,934         17,448         21,837
Special charge(2)                                                  --             --             --             --              878
                                                              ---------      ---------      ---------      ---------      ---------
Income from operations                                            3,737          4,689          9,342         14,202         13,393
Interest income, net                                                124            302            975            977          1,542
                                                              ---------      ---------      ---------      ---------      ---------
Income before provision for income
  taxes and minority interest                                     3,861          4,991         10,317         15,179         14,935
Provision for income taxes (3)                                     (273)          (306)        (4,262)        (6,182)        (6,166)
                                                              ---------      ---------      ---------      ---------      ---------
Income before minority interest                                   3,588          4,685          6,055          8,997          8,769
Minority interest                                                  --              282            310             33             70
                                                              ---------      ---------      ---------      ---------      ---------
Net income (3)                                                   $3,588         $4,967         $6,365         $9,030         $8,839
                                                              =========      =========      =========      =========      =========
Basic and diluted net
income per share:
   Basic                                                          $0.59          $0.78          $0.84          $1.07          $1.01
                                                              =========      =========      =========      =========      =========
   Diluted                                                        $0.59          $0.78          $0.84          $1.05          $1.01
                                                              =========      =========      =========      =========      =========
Weighted average number of Shares outstanding:
   Basic                                                      6,091,384      6,329,007      7,570,493      8,477,204      8,727,705
                                                              =========      =========      =========      =========      =========
   Diluted                                                    6,091,384      6,329,007      7,619,945      8,571,042      8,774,422
                                                              =========      =========      =========      =========      =========

Pro forma income data (unaudited):
  Net income as reported                                                       $ 4,967        $ 6,365
  Pro forma adjustment                                                          (1,833)            12
                                                                             ---------      ---------
  Pro forma net income                                                         $ 3,134        $ 6,377
                                                                             =========      =========
  Pro forma net income per share:
   Basic                                                                        $ 0.48         $ 0.84
                                                                             =========      =========
   Diluted                                                                      $ 0.48         $ 0.83
                                                                             =========      =========
  Weighted average number of
    shares outstanding (4):
   Basic                                                                     6,458,737      7,630,012
                                                                             =========      =========
   Diluted                                                                   6,458,737      7,679,464
                                                                             =========      =========


                                      NOVEMBER        NOVEMBER         NOVEMBER        NOVEMBER         NOVEMBER
                                         30,             29,              28,             27,               25,
                                        1996            1997             1998            1999              2000
                                        ----            ----             ----            ----              ----
                                                                     (in thousands)
CONSOLIDATED BALANCE SHEET DATA:
Working capital                       $6,554           $7,658          $32,890          $37,947          $42,847
Total assets                          15,468           20,435           53,335           73,510           79,861
Total long-term debt                     550              707              542              461              102
Total stockholders' equity             6,202            8,536           34,628           52,315           62,338
        ----------

(1) Represents discretionary payments of bonus compensation to officers and certain outside experts under a bonus program that was discontinued after fiscal 1997.

(2) See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Fiscal 2000 Compared to Fiscal 1999" and note 3 of notes to consolidated financial statements for a description of the costs associated with the special charge.

(3) From fiscal 1988 to April 1998, our firm was taxed under subchapter S of the Internal Revenue Code. As an S corporation, our firm was not subject to federal and some state income taxes. Our firm's S corporation status terminated on the closing of our initial public offering on April 28, 1998.

(4) See note 1 of notes to consolidated financial statements for a description of the computation of the number of shares used in the per share calculation.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

CRA is a leading economic and business consulting firm that applies advanced analytic techniques and in-depth industry knowledge to complex engagements for a broad range of clients. Founded in 1965, our firm provides original, authoritative advice to law firms, corporations, and governments worldwide. We are often retained in high-stakes matters, such as multibillion-dollar mergers and acquisitions, new product introductions, major capital investment decisions, and complex litigation. We offer two types of services: legal and regulatory consulting and business consulting. We estimate that we derived approximately 71 percent of our revenues in fiscal 2000 from legal and regulatory consulting and approximately 29 percent from business consulting.

We derive revenues principally from professional services rendered by our employee consultants. In most instances, we charge clients on a time-and-materials basis and recognize revenues in the period when we provide our services. We charge consultants' time at hourly rates, which vary from consultant to consultant depending on a consultant's position, experience, and expertise, and other factors. Outside experts may or may not bill clients directly for their services. As a result, we generate substantially all of our professional services fees from the work of our own employee consultants. Factors that affect our professional services fees include the number and scope of client engagements, the number of consultants we employ, the consultants' billing rates, and the number of hours our consultants work. In addition to professional service fees, a portion of our revenues represents expenses billed to clients, such as travel and other out-of-pocket expenses, charges for support staff and outside contractors, and other reimbursable expenses.

Our costs of services include the salaries, bonuses, and benefits of our employee consultants. Our bonus program awards discretionary bonuses based on our revenues and profitability and individual performance. Costs of services also include out-of-pocket and other expenses that are billed to clients, and the salaries, bonuses, and benefits of support staff whose time is billed directly to clients, such as librarians, editors, and programmers. Our gross profit, which equals revenues less costs of services, is affected by changes in our mix of revenues. We experience significantly higher gross margins on revenues from professional service fees than on revenues from expenses billed to clients. Selling, general and administrative expenses include salaries, bonuses, and benefits of our administrative and support staff, bonuses to outside experts for generating new business, office rent, and marketing and other costs.

In June 1997, we invested approximately $650,000 for a majority interest in NeuCo, Inc. NeuCo was established by us and an affiliate of Commonwealth Energy Systems as a start-up entity to develop and market a family of neural network software tools and complementary application consulting services for electric utilities. Our financial statements are consolidated with the financial statements of NeuCo. NeuCo sustained net losses after provision for income taxes of approximately

$619,000 in fiscal 1998, $233,000 in fiscal 1999, and $139,000 in fiscal 2000.
NeuCo may never become profitable.

On May 3, 2000, in a series of transactions that resulted in an infusion of new equity in NeuCo, our ownership interest in NeuCo was reduced to 50.5 percent. The transactions were accounted for as an increase in minority interest and common stock. The portion of NeuCo's loss allocable to its minority owners is shown as "minority interest" in our consolidated statements of income, and that amount, together with the capital contributions to NeuCo of its minority owners, is shown as "minority interest" in our consolidated balance sheets. All significant intercompany accounts have been eliminated. Before May 3, 2000, we owned 65.25 percent of NeuCo.

On October 18, 2000, we acquired the consulting business of Dr. Gordon C. Rausser for $4.75 million in cash. The acquisition price may increase based upon the business meeting specified performance targets over the ensuing three fiscal years. In addition, we loaned Dr. Rausser $4.5 million, on a full recourse basis, for the purchase of our common stock. We have accounted for the acquisition as a purchase, and the results have been included in the accompanying statements of operations from the date of acquisition.

From fiscal 1988 until April 1998, we were taxed as an S corporation and did not pay federal and some state income taxes.

Our fiscal year ends on the last Saturday in November, and accordingly, our fiscal year will periodically contain 53 weeks rather than 52 weeks. For example, fiscal 1996 contained 53 weeks. This additional week of operations in the fiscal year will affect the comparability of results of operations of these 53-week fiscal years with other fiscal years. Historically, we have managed our business based on a four-week billing cycle to clients and, consequently, have established quarters that are divisible by four-week periods. As a result, the first, second, and fourth quarters of each fiscal year are 12-week periods, and the third quarter of each fiscal year is a 16-week period. However, the fourth quarter in 53-week fiscal years is 13 weeks long. Accordingly, quarter-to-quarter comparisons of our results of operations are not necessarily meaningful if the quarters being compared have different lengths.

The terms "fiscal 1997," "fiscal 1998," "fiscal 1999," and "fiscal 2000" refer to the 52-week periods ended November 29, 1997, November 28, 1998, November 27, 1999, and November 25, 2000, respectively, and the term "fiscal 1996" refers to the 53-week period ended November 30, 1996.

RESULTS OF OPERATIONS

The following table provides operating information as a percentage of revenues for the periods indicated:

                                                                       FISCAL YEAR ENDED
                                                                       -----------------
                                                       NOVEMBER 28,        NOVEMBER 27,        NOVEMBER 25,
                                                          1998                 1999                 2000
                                                       ------------        ------------        ------------
Revenues                                                 100.0%               100.0%               100.0%
Costs of services                                         59.8                 57.2                 56.3
                                                         -----                -----                -----
Gross profit                                              40.2                 42.8                 43.7
Selling, general and administrative                       22.5                 23.6                 26.4
Special charge                                             --                   --                   1.1
                                                         -----                -----                -----
Income from operations                                    17.7                 19.2                 16.2
Interest income, net                                       1.8                  1.3                  1.9
                                                         -----                -----                -----
Income before provision for income
taxes And minority interest                               19.5                 20.5                 18.1
Provision for income taxes                                 8.1                  8.3                  7.5
                                                         -----                -----                -----
Income before minority interest                           11.4                 12.2                 10.6
Minority interest                                          0.6                  --                   0.1
                                                         -----                -----                -----
Net income                                                12.0%                12.2%                10.7%
                                                         =====                =====                =====

FISCAL 2000 COMPARED TO FISCAL 1999

Revenues. Revenues increased $8.6 million, or 11.6 percent, from $74.0 million for fiscal 1999 to $82.6 million for fiscal 2000. The increase in revenues was due primarily to an increase in the number of employee consultants, an increase in consulting services performed for new and existing clients during the period, and to a lesser extent, increased billing rates for our consultants. Utilization was 85 percent for fiscal 1999 as compared to 73 percent for fiscal 2000. The total number of employee consultants increased from 210 at the end of fiscal 1999 to 255 at the end of fiscal 2000. We experienced revenue increases during fiscal 2000 in both our legal and regulatory consulting services and business consulting services and, in particular, generated significant revenue increases in our auctions, trade, metals and materials, and transportation practice areas.

Costs of Services. Costs of services increased by $4.1 million, or 9.7 percent, from $42.3 million in fiscal 1999 to $46.4 million in fiscal 2000. As a percentage of revenues, costs of services decreased from 57.2 percent in fiscal 1999 to 56.3 percent in fiscal 2000. The decrease as a percentage of revenues was due primarily to a decrease in bonuses paid to employee consultants who source business to us.

Selling, General, and Administrative. Selling, general, and administrative expenses increased by $4.4 million, or 25.2 percent, from $17.4 million in fiscal 1999 to $21.8 million in fiscal 2000. As a percentage of revenues, selling, general, and administrative expenses increased from 23.6 percent in fiscal 1999 to 26.4 percent in fiscal 2000. Contributing to the increase were bonus payments to outside experts, rents for additional office space, and amortization costs related to an acquired business.

Special Charge. In the fourth quarter of fiscal 2000, we relocated our London and Washington offices and recorded a special charge of $878,000, which consists principally of duplicate rent and the remaining lease obligations for the former space of these offices.

Interest Income, Net. Net interest income increased by $565,000, or 57.8 percent, from $977,000 in fiscal 1999 to $1.5 million in fiscal 2000. This increase resulted from interest earned on investments of the proceeds of our public offerings, interest earned on a loan issued to NeuCo, and interest earned by NeuCo on funds received from a minority partner in the second quarter of fiscal 2000.

Provision for Income Taxes. The provision for income taxes was essentially the same, amounting to $6.2 million in each of fiscal 1999 and fiscal 2000. Our effective tax rate increased slightly from 40.6 percent in fiscal 1999 to 41.3 percent in fiscal 2000.

Minority Interest. Minority interest in the loss of NeuCo increased from $33,000 in fiscal 1999 to $70,000 in fiscal 2000.

FISCAL 1999 COMPARED TO FISCAL 1998

Revenues. Revenues increased $21.0 million, or 39.6 percent, from $53.0 million for fiscal 1998 to $74.0 million for fiscal 1999. The increase in revenues was due primarily to an increase in the number of employee consultants, an increase in consulting services performed for new and existing clients during the period, and, to a lesser extent, increased billing rates of our consultants. The acquisition of The Tilden Group and FinEcon also contributed to our increase in revenue during fiscal 1999. Both acquisitions have been fully integrated. The total number of employee consultants increased from 145 at the end of fiscal 1998 to 210 at the end of fiscal 1999. We experienced revenue increases during fiscal 1999 in our legal and regulatory consulting services, and, in particular, generated significant revenue increases in our newly formed practice in international trade, as well as in our finance and environment practice areas.

Costs of Services. Costs of services increased by $10.6 million, or 33.5 percent, from $31.7 million in fiscal 1998 to $42.3 million in fiscal 1999. As a percentage of revenues, costs of services decreased from 59.8 percent in fiscal 1998 to 57.2 percent in fiscal 1999. The decrease as a percentage of revenues was due primarily to a relative decrease in bonuses paid to employee consultants who source business to us.

Selling, General, and Administrative. Selling, general, and administrative expenses increased by $5.5 million, or 46.2 percent, from $11.9 million in fiscal 1998 to $17.4 million in fiscal 1999. As a percentage of revenues, selling, general, and administrative expenses increased from 22.5 percent in fiscal 1998 to 23.6 percent in fiscal 1999. The increase in selling, general and administrative expenses resulted from bonus payments to outside experts, rents for additional office space, and amortization costs related to acquired businesses. The number of outside experts increased as a result of acquisitions.

Interest Income, Net. Net interest income was essentially the same, amounting to $975,000 in fiscal 1998 and $977,000 in fiscal
1999.

Provision for Income Taxes. Provision for income taxes increased from $4.3 million in fiscal 1998 to $6.2 million in fiscal 1999. The provision for fiscal 1998 included $2.9 million for current-year operations, reflecting taxation as an S corporation for 150 days and taxation as a C corporation for 214 days. The provision for fiscal 1998 also included $1.4 million for deferred tax, resulting from the change in tax status to a C corporation. The provision for fiscal 1999 reflects taxation as a C corporation for the entire period.

Minority Interest. In June 1997, we established and purchased a controlling interest in NeuCo. Minority interest in the loss of NeuCo decreased from $310,000 in fiscal 1998 to $33,000 in fiscal 1999 due to our inability to allocate continued losses of NeuCo to the minority interest holders as their minority interest accounts were reduced to zero.

LIQUIDITY AND CAPITAL RESOURCES

As of November 25, 2000, we had cash and cash equivalents of $20.3 million, available-for-sale securities of $5.8 million, and working capital of $42.8 million. Net cash provided by operating activities for fiscal 2000 was $2.9 million. Cash generated from operating activities resulted primarily from net income of $8.8 million, offset in part by an increase in accounts receivable of $5.6 million.

Net cash used in investing activities for fiscal 2000 was $5.4 million, consisting of $4.8 million used to acquire the consulting business of Dr. Gordon
C. Rausser and $3.4 million used to purchase furniture, fixtures, and computer equipment. These uses of cash were partially offset by net sales of short-term investments of $2.9 million.

Our financing activities generated cash of $2.8 million in fiscal 2000. Of this amount, $3.4 million resulted from a net investment in NeuCo by Babcock Borsig Power GmbH, which was offset in part by payments made on notes payable to former stockholders, by payments on a loan from minority interest owners of NeuCo, and by costs related to our sale of stock in a public offering in fiscal 1999.

We currently have available a $2.0 million revolving line of credit with Fleet National Bank, which is secured by our accounts receivable. This line of credit automatically renews each year on June 30 unless earlier terminated by either Fleet National or us. No borrowings were outstanding under this line of credit as of November 25, 2000.

We believe that current cash balances and credit available under our bank line of credit will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

In connection with our acquisition of the consulting business of Dr. Rausser, we loaned Dr. Rausser $4.5 million, which he used to purchase shares of our common stock. The loan is scheduled to be repaid in 2004. If the acquired business meets specified performance targets, we will owe Dr. Rausser additional consideration, payable in the first quarter of fiscal 2004.

To date, inflation has not had a material impact on our financial results. There can be no assurance, however, that inflation will not adversely affect our financial results in the future.

FACTORS AFFECTING FUTURE PERFORMANCE

We depend upon only a few key employees to generate revenue

Our business consists primarily of the delivery of professional services, and accordingly, our success depends heavily on the efforts, abilities, business generation capabilities, and project execution of our employee consultants. If we lose the services of any employee consultant or if our employee consultants fail to generate business or otherwise fail to perform effectively, that loss or failure could harm our business. Our employee consultants generated engagements that accounted for approximately 66 percent of our revenues in fiscal 1999 and 67 percent of our revenues in fiscal 2000. In each of fiscal 1999 and fiscal 2000, our top five employee consultants generated approximately 24 percent of our revenues in those years. We do not have any employment agreements with our employee consultants, and they can terminate their relationships with us at will and without notice. The noncompetition agreements that we have with many of our employee consultants offer us only limited protection and may not be enforceable in every jurisdiction.

Our failure to manage our expanding business successfully could adversely affect our revenue and results of operations

Any failure on our part to manage our expanding business successfully could harm our business. We have continued to open new offices in new geographic areas, including foreign locations, and to expand our employee base as a result of both internal growth and acquisitions. Opening and managing new offices requires extensive management supervision and tends to increase our overall selling, general and administrative expenses. From fiscal 1999 to fiscal 2000, our selling, general and administrative expenses increased from 23.6 percent to 26.4 percent of our revenues, which contributed to a decline in our net income from fiscal 1999 to fiscal 2000. Expansion creates new and increased management, consulting, and training responsibilities for our employee consultants. Expansion also increases the demands on our internal systems, procedures, and controls, and on our managerial, administrative, financial, marketing and other resources. We depend heavily upon the managerial, operational, and administrative skills of our officers, particularly James C. Burrows, our President and Chief Executive Officer, to manage our expansion. New responsibilities and demands may adversely affect the overall quality of our work. No member of our management team has experience in managing a public company other than CRA.

Our entry into new lines of business could adversely affect our results of operations

If we attempt to develop new practice areas or lines of business outside our core economic and business consulting services, those efforts could harm our results of operations. Our efforts in new practice areas or new lines of business involve inherent risks, including risks associated with inexperience and competition from mature participants in the markets we enter. Our inexperience may result in costly decisions that could harm our business.

Clients can terminate engagements with us at any time

Our engagements generally depend upon disputes, proceedings, or transactions that involve our clients. Our clients may decide at any time to seek to resolve the dispute or proceeding, or abandon the transaction. Our engagements can therefore terminate suddenly and without advance notice to us. If an engagement is terminated unexpectedly, the employee consultants working on the engagement could be underutilized until we assign them to other projects. Accordingly, the termination or significant reduction in the scope of a single large engagement could harm our business.

We depend on our antitrust and mergers and acquisitions consulting business

We derived approximately 47 percent of our revenues in fiscal 1998, 41 percent in fiscal 1999, and 36 percent in fiscal 2000 from engagements in our antitrust and mergers and acquisitions practice areas. Any substantial reduction in the number or size of our engagements in these practice areas could harm our business. We derived almost all of these revenues from engagements relating to enforcement of United States antitrust laws. Changes in federal antitrust laws, changes in judicial interpretations of these laws, or less vigorous enforcement of these laws as a result of changes in political appointments or priorities or for other reasons could substantially reduce our revenues from engagements in this area. In addition, adverse changes in general economic conditions, particularly conditions influencing the merger and acquisition activity of larger companies, could also adversely affect engagements in which we assist clients in proceedings before the Department of Justice and the Federal Trade Commission.

We derive our revenues from a limited number of large engagements

We derive a significant portion of our revenues from a limited number of large engagements. If we do not obtain a significant number of new large engagements each year, our business, financial condition, and results of operations could suffer. Our 10 largest engagements accounted for approximately 29 percent of our revenues in fiscal 1998, 20 percent in fiscal 1999, and 21 percent in fiscal 2000. Our 10 largest clients accounted for approximately 38 percent, 28 percent, and 29 percent of our revenues in those years. In general, the volume of work we perform for any particular client varies from year to year, and a major client in one year may not hire us again.

Our business could suffer if we are unable to hire additional qualified consultants as employees

Our business requires us to continually hire highly qualified, highly educated consultants as employees. Our failure to recruit and retain a significant number of qualified employee consultants could harm our business. Relatively few potential employees meet our hiring criteria, and we face significant competition for these employees from our direct competitors, academic institutions, government agencies, research firms, investment banking firms, and other enterprises. Many of these competing employers are able to offer potential employees significantly greater compensation and benefits or more attractive lifestyle choices, career paths, or geographic locations than we can. Increasing competition for these employee consultants may also significantly increase our labor costs, which could have a material adverse effect on our margins and results of operations.

We depend on our outside experts

We depend on our relationships with our exclusive outside experts. In each of fiscal 1999 and fiscal 2000, six of our exclusive outside experts generated engagements that accounted for approximately 31 percent and 30 percent of our revenues in those years. We believe that these outside experts are highly regarded in their fields and that each offers a combination of knowledge, experience, and expertise that would be very difficult to replace. We also believe that we have been able to secure some engagements and attract consultants in part because we could offer the services of these outside experts. Most of these outside experts can limit their relationships with us at any time for any reason. These reasons could include affiliations with universities with policies that prohibit accepting specified engagements, the pursuit of other interests, and retirement.

Sixteen of our approximately 45 outside experts have entered noncompetition agreements with us. The limitation or termination of any of their relationships with us or competition from any of them after these agreements expire could harm our business.

To meet our long-term growth targets, we need to establish ongoing relationships with additional outside experts who have reputations as leading experts in their fields. We may be unable to establish relationships with any additional outside experts. In addition, any relationship that we do establish may not help us meet our objectives or generate the revenues or earnings that we anticipate.

Acquisitions may disrupt our operations or adversely affect our results

We regularly evaluate opportunities to acquire other businesses. The expenses we incur evaluating and pursuing acquisitions could have a material adverse effect on our results of operations. If we acquire a business, we may be unable to manage it profitably or successfully integrate its operations with our own. Moreover, we may be unable to achieve the financial, operational, and other benefits we anticipate from any acquisition. Competition for future acquisition opportunities in our markets could increase the price we pay for businesses we acquire and could reduce the number of potential acquisition targets. Further, acquisitions may involve a number of special risks, such as:

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

          -   dilutive issuances of equity securities

          -   the assumption of legal liabilities

          -   amortization of acquired intangible assets

          -   difficulties in integrating diverse corporate cultures

          -   additional conflicts of interests.

The occurrence of any of these events could harm our business.

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

          - the extent to which we can reassign employee consultants efficiently from one engagement to the next

          -   employee hiring

          -   the extent of discounting or cost overruns

          - severe weather conditions and other factors affecting employee productivity

          -   collectibility of receivables.

Because we generate almost all of our revenues from consulting services that we provide on an hourly fee basis, our revenues in any period are directly related to the number of our employee consultants, their billing rates, and the number of billable hours they work in that period. We have a limited ability to increase any of these factors in the short term. Accordingly, if we underutilize our consultants during one part of a fiscal period, we may be unable to compensate by augmenting revenues during another part of that period. In addition, we may be unable to fully utilize any additional consultants that we hire, particularly in the quarter in which we hire them. Moreover, a significant majority of our operating expenses, primarily office rent and salaries, are fixed in the short term. As a result, if our revenues fail to meet our projections in any quarter, that could have a disproportionate adverse effect on our net income. For these reasons, we believe our historical results of operations do not predict our future performance.

Potential conflicts of interests may preclude us from accepting some engagements

We provide our services primarily in connection with significant or complex transactions, disputes, or other matters that are usually adversarial or that involve sensitive client information. Our engagement by a client frequently precludes us from accepting engagements with the client's competitors or adversaries because of conflicts between their interests or positions on disputed issues or other reasons. Accordingly, the number of both potential clients and potential engagements is limited. Moreover, in many industries in which we provide consulting services, particularly in the telecommunications industry, there has been a continuing trend toward business consolidations and strategic alliances. These consolidations and alliances reduce the number of potential clients for our services and increase the chances that we will be unable to continue some of our ongoing engagements or accept new engagements as a result of conflicts of interests. Any of these events could harm our business.

Maintaining our professional reputation is crucial to our future success

Our ability to secure new engagements and hire qualified consultants as employees depends heavily on our overall reputation as well as the individual reputations of our consultants and principal outside experts. Because we obtain a majority of our new engagements from existing clients or from referrals by those clients, any client that is dissatisfied with our performance on a single matter could seriously impair our ability to secure new engagements. Any factor that diminishes our reputation or the reputations of any of our personnel or outside experts could make it substantially more difficult for us to compete successfully for both new engagements and qualified consultants. Any loss of reputation could harm our business.

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

Our engagements may result in professional liability

Our services typically involve difficult analytical assignments and carry risks of professional and other liability. Many of our engagements involve matters that could have a severe impact on the client's business, cause the client to lose significant amounts of money, or prevent the client from pursuing desirable business opportunities. Accordingly, if a client is dissatisfied with our performance, the client could threaten or bring litigation in order to recover damages or to contest its obligation to pay our fees. Litigation alleging that we performed negligently or otherwise breached our obligations to the client could expose us to significant liabilities and tarnish our reputation. These liabilities could harm our business.

The price of our common stock may be volatile

Our stock price has been volatile. From February 16, 2000 to February 16, 2001, the trading price of our common stock ranged from $31.313 to $8.844. Many factors may cause the market price of our common stock to fluctuate significantly, including the following:

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

In addition, the stock market has recently experienced extreme price and volume fluctuations. These fluctuations are often unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. When the market price of a company's stock drops significantly, stockholders often institute securities class action litigation against that company. Any litigation against us could cause us to incur substantial costs, divert the time and attention of our management and other resources, or otherwise harm our business.

Our charter and by-laws and Massachusetts law may deter takeovers

Our articles of organization and by-laws and Massachusetts law contain provisions that could have antitakeover effects and that could discourage, delay, or prevent a change in control or an acquisition that many stockholders may find attractive. These provisions may also discourage proxy contests and make it more difficult for our stockholders to take some corporate actions, including the election of directors. These provisions could limit the price that investors might be willing to pay for shares of our common stock.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As of November 25, 2000, we were exposed to market risks, which primarily include changes in U.S. interest rates.

We maintain a portion of our cash and cash equivalents in financial instruments with purchased maturities of one year or less and a portion of our short-term investments in financial instruments with purchased maturities of two years or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. Because these financial instruments are readily marketable, an immediate increase in interest rates would not have a material effect on our financial position.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

We have included our consolidated financial statements in this annual report as pages FS-1 through FS-20. We have provided an index to our consolidated financial statements on Page FS-1.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

We have omitted the information required in Part III of this annual report because we intend to include that information in our definitive proxy statement for our 2001 annual meeting of stockholders, which we expect to file before 120 days after the end of fiscal 2000. We incorporate that information in this annual report by reference to our 2001 proxy statement.

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We incorporate the information required by this item by reference to the sections captioned "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2001 annual proxy statement.

ITEM 11 - EXECUTIVE COMPENSATION

We incorporate the information required by this item by reference to the section captioned "Compensation of Directors and Executive Officers" in our 2001 annual proxy statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We incorporate the information required by this item by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" in our 2001 annual proxy statement.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We incorporate the information required by this item by reference to the section captioned "Transactions with Related Parties" in our 2001 annual proxy statement.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Financial Statements, Schedules, and Exhibits. We have listed our consolidated financial statements filed as part of this annual report in the index to consolidated financial statements on page FS-1. We have listed the exhibits filed as part of this annual report in the accompanying exhibit index, which follows the signature page to this annual report.

     (b) Reports on Form 8-K. We filed no current reports on Form 8-K during the fourth quarter of fiscal 2000.

     (c) Exhibits. We have listed the exhibits filed as part of this annual report in the accompanying exhibit index, which follows the signature page to this annual report.

     (d) Financial Statement Schedules. We have omitted all financial statement schedules because they are not applicable or not required or because we have included the necessary information in our consolidated financial statements or related notes.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARLES RIVER ASSOCIATES INCORPORATED

     By:       /s/  James C. Burrows
               ----------------------------------------------------
                    James C. Burrows
                    President, Chief Executive Officer and Director
                    Date:  February 23, 2001

                                POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS that each individual whose signature appears below hereby constitutes and appoints James C. Burrows and Laurel E. Morrison, and each of them, his or her true and lawful attorneys-in-fact and agents with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Security and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing which they, or any of them, may deem necessary or advisable to be done in connection with this annual report on Form 10-K, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or any substitute or substitutes for any or all of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

        SIGNATURE                                                   TITLE                                 DATE
        ---------                                                   -----                                 ----
/s/ Franklin M. Fisher                       Chairman of the Board                                 February 23, 2001
-------------------------
    Franklin M. Fisher

/s/ James C. Burrows                         President, Chief Executive Officer                    February 23, 2001
-------------------------                    and Director (principal executive officer)
    James C. Burrows

/s/ Laurel E. Morrison                       Chief Financial Officer, Vice President,              February 23, 2001
-------------------------                    Finance and Administration, Treasurer, and Director
    Laurel E. Morrison                       (principal financial and accounting officer)

        SIGNATURE                                                   TITLE                                 DATE
        ---------                                                   -----                                 ----
/s/ William F. Concannon                     Director                                              February 23, 2001
-------------------------
    William F. Concannon

/s/ Carl Kaysen                              Director                                              February 23, 2001
-------------------------
    Carl Kaysen

/s/ Rowland T. Moriarty                      Director                                              February 23, 2001
-------------------------
    Rowland T. Moriarty

/s/ J. Robert S. Prichard                    Director                                              February 23, 2001
-------------------------
    J. Robert S. Prichard

/s/ Steven C. Salop                          Director                                              February 23, 2001
-------------------------
    Steven C. Salop

/s/ Carl B. Shapiro                          Director                                              February 23, 2001
-------------------------
    Carl B. Shapiro

                                  EXHIBIT INDEX

EXHIBIT NO.       DESCRIPTION
-----------       -----------
    3.1(1)        Amended and Restated Articles of Organization

    3.2(1)        Amended and Restated By-Laws

    4.1(1)        Specimen certificate for common stock

   10.1*          1998 Incentive and Nonqualified Stock Option Plan, as amended

   10.2(1)*       1998 Employee Stock Purchase Plan

   10.3(1)        Amended and Restated Loan Agreement dated as of November 18,
                  1994, between CRA and The First National Bank of Boston (n/k/a
                  Fleet National Bank), as amended

   10.4(1)        Amended and Restated Security Agreement dated as of November
                  18, 1994, between CRA and The First National Bank of Boston
                  (n/k/a Fleet National Bank)

   10.5(1) Revolving Credit Note of CRA dated as of November 18, 1994, in the principal amount of $2,000,000 payable to The First
                  National Bank of Boston (n/k/a Fleet National Bank)

   10.6(1) Office Lease Agreement dated as of March 1, 1978 between CRA and John Hancock Mutual Life Insurance Company, as amended

   10.7 Amendments to Office Lease Agreement dated March 1, 1978 between CRA and John Hancock Mutual Life Insurance Company, as amended

   10.8(1) Office Lease Agreement dated as of March 6, 1997 between CRA and Deutsche Immobilien Fonds Aktiengesellschaft

   10.9           Office Lease dated as of November 29, 1999 between CRA and
                  1201 F Street, L.L.C., as amended

   10.10(1)       Form of consulting agreement with outside experts

   10.11(1) Stock Restriction Agreement between CRA and its pre-IPO stockholders

   10.12(2)       Asset Purchase Agreement dated as of December 15, 1998 among
                  CRA, The Tilden Group LLC, Michael L. Katz and Carl Shapiro

   21.1           Subsidiaries

   23.1           Consent of Ernst & Young LLP, independent auditors

   24.1 Power of attorney (included on the signature page to this annual report)

-----------

*Management contract or compensatory plan.

Where a numbered note follows an exhibit number, we incorporate that exhibit by reference to the similarly named document filed as an exhibit to the following documents:

(1)      Our registration statement on Form S-1, File No. 333-46941.

(2)      Our current report on Form 8-K filed on December 30, 1998.

                      CHARLES RIVER ASSOCIATES INCORPORATED

                                    INDEX TO

                        CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors ..................................           FS-2
Consolidated Balance Sheets .....................................           FS-3
Consolidated Statements of Income ...............................           FS-4
Consolidated Statements of Stockholders' Equity .................           FS-5
Consolidated Statements of Cash Flows ...........................           FS-6
Notes to Consolidated Financial Statements ......................           FS-7

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and
Board of Directors
Charles River Associates Incorporated

We have audited the accompanying consolidated balance sheets of Charles River Associates Incorporated (the "Company") as of November 27, 1999 and November 25, 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended November 25, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Charles River Associates Incorporated at November 27, 1999 and November 25, 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 25, 2000, in conformity with accounting principles generally accepted in the United States.

                                             /s/ Ernst & Young LLP
Boston, Massachusetts
January 12, 2001

                      CHARLES RIVER ASSOCIATES INCORPORATED

                           CONSOLIDATED BALANCE SHEETS

                        (In thousands, except share data)

                                                                             NOVEMBER 27, 1999   NOVEMBER 25, 2000
                                                                             -----------------   -----------------
ASSETS
Current assets:
  Cash and cash equivalents ..........................................           $ 20,176            $ 20,305
  Available-for-sale securities ......................................              8,684               5,758
  Accounts receivable, net of allowances of $952
     in 1999 and $1,321 in 2000 for doubtful accounts ................             12,719              18,338
  Unbilled services ..................................................             13,891              11,162
  Prepaid expenses ...................................................                548                 602
  Deferred income taxes ..............................................              1,358                 636
                                                                                 --------            --------
Total current assets .................................................             57,376              56,801

Property and equipment, net ..........................................              4,051               5,942
Goodwill, net of accumulated amortization of $502 in 1999
     and $1,055 in 2000 ..............................................             10,553              14,845
Intangible assets, net of accumulated amortization of $152 in 1999
     and $372 in 2000 ................................................              1,348               1,170
Other assets .........................................................                182               1,103
                                                                                 --------            --------
Total assets .........................................................           $ 73,510            $ 79,861
                                                                                 ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...................................................           $  3,641            $  3,978
  Accrued expenses ...................................................             15,128               9,694
  Deferred revenue and other liabilities .............................                254                 105
  Current portion of notes payable to former stockholders ............                406                 177
                                                                                 --------            --------
Total current liabilities ............................................             19,429              13,954

Notes payable to former stockholders, net of current portion .........                331                 102
Notes payable to minority interest ...................................                130                  --

Deferred rent ........................................................              1,305               1,640
Minority interest ....................................................                 --               1,827

Commitments and contingencies

Stockholders' equity:
  Preferred stock, no par value; 1,000,000 shares authorized; none
    issued or outstanding ............................................                 --                  --
  Common stock, no par value; 25,000,000 shares authorized; 8,683,761
    shares in 1999 and 9,091,523 shares in 2000 issued and outstanding             40,189              45,737
  Receivable from stockholder ........................................                 --              (4,500)
  Deferred compensation ..............................................               (345)               (112)
  Retained earnings ..................................................             12,471              21,362
  Foreign currency translation .......................................                 --                (149)
                                                                                 --------            --------

Total stockholders' equity ...........................................             52,315              62,338
                                                                                 --------            --------
Total liabilities and stockholders' equity ...........................           $ 73,510            $ 79,861
                                                                                 ========            ========

                             See accompanying notes.

                      CHARLES RIVER ASSOCIATES INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME

                        (In thousands, except share data)

                                                                                  YEAR ENDED
                                                        ---------------------------------------------------------------
                                                        NOVEMBER 28, 1998      NOVEMBER 27, 1999      NOVEMBER 25, 2000
                                                        -----------------      -----------------      -----------------
Revenues                                                   $    52,971            $    73,970            $    82,547
Costs of services                                               31,695                 42,320                 46,439
                                                           -----------            -----------            -----------
Gross profit                                                    21,276                 31,650                 36,108
Selling, general and administrative                             11,934                 17,448                 21,837
Special charge                                                      --                     --                    878
                                                           -----------            -----------            -----------
Income from operations                                           9,342                 14,202                 13,393
Interest income, net                                               975                    977                  1,542
                                                           -----------            -----------            -----------
Income before provision for income taxes
  and minority interest                                         10,317                 15,179                 14,935
Provision for income taxes:
     Current year operations                                    (2,846)                (6,182)                (6,166)
     Change in tax status                                       (1,416)                    --                     --
                                                           -----------            -----------            -----------
Income before minority interest                                  6,055                  8,997                  8,769
Minority interest                                                  310                     33                     70
                                                           -----------            -----------            -----------
Net income                                                 $     6,365            $     9,030            $     8,839
                                                           ===========            ===========            ===========
Net income per share:
     Basic                                                 $      0.84            $      1.07            $      1.01
                                                           ===========            ===========            ===========
     Diluted                                               $      0.84            $      1.05            $      1.01
                                                           ===========            ===========            ===========

Weighted average number of shares outstanding:

     Basic                                                   7,570,493              8,477,204              8,727,705
                                                           ===========            ===========            ===========
     Diluted                                                 7,619,945              8,571,042              8,774,422
                                                           ===========            ===========            ===========

Pro forma income data (unaudited):

  Net income as reported                                   $     6,365
  Pro forma adjustment                                              12
                                                           -----------
  Pro forma net income                                     $     6,377
                                                           ===========
  Pro forma net income per share:
     Basic                                                 $      0.84
                                                           ===========
     Diluted                                               $      0.83
                                                           ===========

  Weighted average number of shares outstanding:

     Basic                                                   7,630,012
                                                           ===========
     Diluted                                                 7,679,464
                                                           ===========

                            See accompanying notes.

                      CHARLES RIVER ASSOCIATES INCORPORATED

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                        (In thousands, except share data)

                                                                                  COMMON STOCK
                                                                             ---------------------                  RECEIVABLE
                                                                               SHARES                  RETAINED        FROM
                                                                               ISSUED       AMOUNT     EARNINGS    STOCKHOLDER
                                                                               ------       ------     --------    -----------

BALANCE AT NOVEMBER 29, 1997                                                 6,519,240     $ 1,977     $  7,770      $(1,211)
 Net income                                                                                               6,365
 Issuance of common stock, net of offering costs                             1,796,875      29,506
 Dividends declared                                                                           (491)     (10,303)
 Adjustment to purchase price of treasury stock                                                           (196)
 Collection of notes receivable from stockholders                                                                      1,211
                                                                             ---------     -------     --------      -------
BALANCE AT NOVEMBER 28, 1998                                                 8,316,115      30,992        3,636           --
Net income                                                                                                9,030
Issuance of common stock, net of offering costs                                200,000       4,453
Issuance of common stock principally for acquisition of businesses             152,429       3,924
Issuance of common stock under Employee Stock Purchase Plan                     15,217         377
Grant of stock options to consultants                                                          443
Amortization of deferred compensation
Adjustment to purchase price of treasury stock                                                             (195)
                                                                             ---------     -------     --------      -------
BALANCE AT NOVEMBER 27, 1999                                                 8,683,761      40,189       12,471           --
Net income                                                                                                8,839
Foreign currency translation adjustment

  Comprehensive income

Costs related to issuance of common stock in fiscal 1999                                      (115)
Exercise of stock options                                                        1,900          35
Issuance of common stock                                                       405,862       4,500                    (4,500)
Minority interest investment in subsidiary                                                   1,470
Grant of vested stock options to consultants                                                    75
Adjustment to revalue deferred compensation                                                   (417)
Amortization of deferred compensation
Adjustment to purchase price of treasury stock                                                               52
                                                                             ---------     -------     --------      -------
BALANCE AT NOVEMBER 25, 2000                                                 9,091,523     $45,737     $ 21,362      $(4,500)
                                                                             =========     =======     ========      =======


                                                                                                FOREIGN
                                                                               DEFERRED         CURRENCY       STOCKHOLDERS'
                                                                             COMPENSATION     TRANSLATION         EQUITY
                                                                             ------------     -----------         ------

BALANCE AT NOVEMBER 29, 1997                                                    $   --          $   --           $  8,536
 Net income                                                                                                         6,365
 Issuance of common stock, net of offering costs                                                                   29,506
 Dividends declared                                                                                               (10,794)
 Adjustment to purchase price of treasury stock                                                                      (196)
 Collection of notes receivable from stockholders                                                                   1,211
                                                                                ------          ------           --------
BALANCE AT NOVEMBER 28, 1998                                                        --              --             34,628
Net income                                                                                                          9,030
Issuance of common stock, net of offering costs                                                                     4,453
Issuance of common stock principally for acquisition of businesses                (106)                             3,818
Issuance of common stock under Employee Stock Purchase Plan                                                           377
Grant of stock options to consultants                                             (443)                                --
Amortization of deferred compensation                                              204                                204
Adjustment to purchase price of treasury stock                                                                       (195)
                                                                                ------          ------           --------
BALANCE AT NOVEMBER 27, 1999                                                      (345)             --             52,315
Net income                                                                                                          8,839
Foreign currency translation adjustment                                                           (149)              (149)
                                                                                                                 --------
  Comprehensive income                                                                                              8,690

Costs related to issuance of common stock in fiscal 1999                                                             (115)
Exercise of stock options                                                                                              35
Issuance of common stock                                                                                               --
Minority interest investment in subsidiary                                                                          1,470
Grant of vested stock options to consultants                                                                           75
Adjustment to revalue deferred compensation                                        417                                 --
Amortization of deferred compensation                                             (184)                              (184)
Adjustment to purchase price of treasury stock                                                                         52
                                                                                ------          ------           --------
BALANCE AT NOVEMBER 25, 2000                                                    $ (112)         $ (149)          $ 62,338
                                                                                ======          ======           ========


                             See accompanying notes.

                      CHARLES RIVER ASSOCIATES INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                                           YEAR ENDED
                                                                      ----------------------------------------------------
                                                                      NOVEMBER 28,        NOVEMBER 27,        NOVEMBER 25,
                                                                          1998                1999                2000
                                                                      ------------        ------------        ------------
OPERATING ACTIVITIES:
Net income                                                              $  6,365            $  9,030            $  8,839
Adjustments to reconcile net income
  to net cash provided by operating activities:
  Depreciation and amortization                                              949               2,122               2,142
  Deferred rent                                                              147                (144)                335
  Deferred income taxes                                                   (1,101)               (785)                722
  Minority interest                                                         (310)                (33)                (70)
Changes in operating assets and liabilities:
  Accounts receivable                                                        273              (2,449)             (5,619)
  Unbilled services                                                       (1,883)             (7,277)              2,729
  Prepaid expenses and other                                                (106)                 (3)               (942)
  Accounts payable, accrued expenses, and other liabilities                9,369               2,680              (5,246)
                                                                        --------            --------            --------
Net cash provided by operating activities                                 13,703               3,141               2,890

INVESTING ACTIVITIES:
  Purchase of property and equipment                                      (1,591)             (1,586)             (3,444)
  Sale (purchase) of short-term investments, net                              --              (8,684)              2,926
  Acquisition of businesses                                                   --              (9,339)             (4,845)
                                                                        --------            --------            --------
Net cash used in investing activities                                     (1,591)            (19,609)             (5,363)
FINANCING ACTIVITIES:
  Payments on notes payable to former stockholders                          (302)               (339)               (406)
  Proceeds from (payment on) loan from minority interest                      --                 130                (130)
  Issuance of common stock                                                29,506               4,830                  35
  Costs related to issuance of common stock in fiscal 1999                    --                  --                (115)
  Collection of notes receivable from stockholders                           381                  --                  --
  Dividends paid                                                         (11,728)                 --                  --
  Proceeds from minority interest                                             --                  --               3,367
                                                                        --------            --------            --------
Net cash provided by financing activities                                 17,857               4,621               2,751

Effect of foreign exchange rates on cash and cash equivalents                 --                  --                (149)
                                                                        --------            --------            --------

Net increase (decrease) in cash and cash equivalents                      29,969             (11,847)                129
Cash and cash equivalents at beginning of year                             2,054              32,023              20,176
                                                                        --------            --------            --------

Cash and cash equivalents at end of year                                $ 32,023            $ 20,176            $ 20,305
                                                                        ========            ========            ========

Noncash financing activities:
Receivable in exchange for common stock                                       --                  --            $  4,500
                                                                        ========            ========            ========
Issuance of common stock for acquired businesses                              --            $  3,818                  --
                                                                        ========            ========            ========
Issuance of common stock for future services                                  --            $    106                  --
                                                                        ========            ========            ========
Dividends applied to reduce notes receivable                            $    830                  --                  --
                                                                        ========            ========            ========
Supplemental cash flow information:
Cash paid for taxes                                                     $  3,872            $  7,621            $  7,345
                                                                        ========            ========            ========

                             See accompanying notes.

                      CHARLES RIVER ASSOCIATES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Charles River Associates Incorporated (the "Company" or "CRA") is an economic and business consulting firm that applies advanced analytic techniques and in-depth industry knowledge to complex engagements for a broad range of clients. The Company offers two types of services: legal and regulatory consulting and business consulting.

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

FISCAL YEAR

CRA's fiscal year ends on the last Saturday in November.

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

Unbilled services represent revenue recognized by the Company for services performed but not yet billed to the client.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements." SAB 101 clarifies the SEC staff's views on applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 no later than the fourth quarter of fiscal 2001. The adoption of this SAB is not expected to have a significant impact on the Company's financial statements.

CASH EQUIVALENTS AND AVAILABLE-FOR-SALE SECURITIES

Cash equivalents consist principally of money market funds, commercial paper, bankers' acceptances, and certificates of deposit with maturities when purchased of 90 days or less. Available-for-sale securities generally consist of government bonds with maturities when purchased of more than 90 days but less than one year, whose cost approximates fair market value.

                      CHARLES RIVER ASSOCIATES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOODWILL

Goodwill represents the cost in excess of fair market value of net assets of acquired businesses and is amortized on a straight-line basis over periods ranging from 15 to 20 years.

INTANGIBLE ASSETS

Intangible assets consist principally of costs allocated to noncompete agreements and are amortized on a straight-line basis over the related terms of the agreements (7 - 10 years).

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. The Company provides for depreciation of equipment using the straight-line method over its estimated useful life, generally three to five years. Amortization of leasehold improvements is provided using the straight-line method over the shorter of the lease term or the estimated useful life of the leasehold improvements.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews the carrying value of its long-lived assets (primarily property and equipment, goodwill, and intangible assets) to assess the recoverability of these assets whenever events indicate that impairment may have occurred; any impairments would be recognized in operating results if a permanent diminution in value were to occur. As part of this assessment, the Company reviews the expected future undiscounted operating cash flows from its acquired businesses. If impairment is indicated through this review, the carrying amount of the asset will be reduced to its estimated fair value.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company, its fully owned subsidiaries, and NeuCo, Inc. ("NeuCo"), a corporation founded by the Company and an affiliate of Commonwealth Energy Systems in June 1997. The Company has a 50.5 percent interest in NeuCo. The portion of the results of operations of NeuCo allocable to its minority owners is shown as "minority interest" on the Company's statement of income, and that amount, along with the capital contributions to NeuCo of its minority owners, is shown as "minority interest" on the Company's balance sheet. All significant intercompany accounts have been eliminated.

Prior to May 3, 2000, the Company owned 65.25 percent of NeuCo. On May 3, 2000, in a series of transactions that resulted in an infusion of new equity in NeuCo, the Company's ownership was reduced to 50.5 percent.

                      CHARLES RIVER ASSOCIATES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATION OF CREDIT RISK

The Company's accounts receivable base consists of a broad range of clients in a variety of industries located throughout the United States and in other countries. The Company performs a credit evaluation of each of its clients to minimize its collectibility risk and has not required collateral or other security. Historically, the Company has not experienced significant write-offs.

The Company provides an allowance for doubtful accounts for potentially uncollectible amounts. Activity in the accounts is as follows:

                                                          FISCAL YEAR
                                         --------------------------------------------
                                           1998               1999              2000
                                         -------            -------           -------
                                                        (In thousands)
Balance at beginning of period           $   394            $   727           $   952
Charge to cost and expenses                  361                225               378
Amounts written off                          (28)                --                (9)
                                         -------            -------           -------
Balance at end of period                 $   727            $   952           $ 1,321
                                         =======            =======           =======

DEFERRED REVENUE

Deferred revenue represents amounts paid to the Company in advance of services rendered.

INCOME TAXES

Until April 28, 1998, the Company had been treated for federal and state income tax purposes as an S corporation under the Internal Revenue Code of 1986, as amended (the "Code"). As a result, the Company's stockholders, rather than the Company, were required to pay federal and certain state income taxes based on the Company's taxable earnings. The Company filed its returns using the cash method of accounting. Upon the closing of the initial public offering of the Company's common stock, the Company's status as an S corporation terminated. Pro forma provisions for income taxes have been presented as if the Company had been taxed as a C corporation for the fiscal year ended November 28, 1998.

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

STOCK-BASED COMPENSATION

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock-based compensation plans rather than the alternative fair value accounting method provided for under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation."

DEFERRED COMPENSATION

Deferred compensation represents the cost associated with shares of common stock granted to certain employees and the cost associated with the grant of stock options to consultants. The options granted to consultants are accounted for under variable accounting in accordance with SFAS No. 123. These costs are being amortized over the related vesting period.

FOREIGN CURRENCY TRANSLATION

In accordance with SFAS No. 52, "Foreign Currency Translation," balance sheet accounts of the Company's foreign subsidiaries are translated into United States dollars at year-end exchange rates. Operating accounts are translated at average exchange rates for each year. The net loss resulting from the changes in exchange rates during fiscal 2000 have been reported in comprehensive income. The effect on the consolidated financial statements of translation gains and losses in fiscal 1998 and 1999, and of transaction gains and losses for all years presented, is insignificant.

ACCOUNTING PRONOUNCEMENTS

In December 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued a Statement of Position (SOP), "Reporting on the Costs of Start-up Activities," which requires companies upon adoption to expense start-up costs, including organization costs, as incurred. In addition, the SOP requires companies upon adoption to write off as a cumulative change in accounting principle any previously recorded start-up or organization costs. The Company adopted the SOP in the first quarter of fiscal 2000, the effect of which was immaterial.

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires all derivatives

                      CHARLES RIVER ASSOCIATES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

to be recorded on the balance sheet at fair market value and establishes special accounting for certain types of hedges. The Company does not engage in any derivative instruments and hedging activities. The Statement is effective for fiscal 2001.

In March 2000, the FASB issued Interpretation No. 44, "Accounting Transactions Involving Stock Compensation" (the Interpretation). The Interpretation clarifies how companies should apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Interpretation is to be applied prospectively to new awards, modifications to outstanding awards, and changes in employee status on or after July 1, 2000, except as follows: the definition of an employee applies to awards granted after December 15, 1998; the Interpretation applies to modifications that reduce the exercise price of an award after December 15, 1998; and the Interpretation applies to modifications that add a reload feature to an award made after January 12, 2000. There were no awards granted or modifications made by the Company that resulted in an adjustment as a result of the Interpretation.

2.  BUSINESS ACQUISITIONS

On December 15, 1998, the Company acquired assets and assumed certain liabilities of The Tilden Group, a consulting company, for $9.6 million in cash and common stock. On February 25, 1999, the Company acquired assets and assumed certain liabilities of FinEcon, a consulting company, for $3.2 million in cash and common stock. The acquisitions have been accounted for under purchase accounting, and the results of operations have been included in the accompanying statements of operations from the related dates of acquisition. The pro forma results of operations had the acquisitions occurred at the beginning of fiscal years 1998 and 1999 would not be materially different from the results in the accompanying statements of operations.

On October 18, 2000, CRA acquired the consulting business of Dr. Gordon C. Rausser for $4.75 million in cash. The acquisition price may increase based upon the business meeting specified performance targets over the ensuing three fiscal years. In addition, the Company loaned Dr. Rausser $4.5 million, on a full recourse basis, for the purchase of CRA stock. CRA has accounted for the acquisition as a purchase, and the results have been included in the accompanying statements of operations from the date of acquisition. The pro forma results of operations had the acquisition occurred at the beginning of fiscal 2000 would not be materially different from the results in the accompanying statements of operations.

3.  SPECIAL CHARGE

In the fourth quarter of fiscal 2000, the Company relocated its London and Washington offices and recorded a special charge of $878,000, which consists principally of duplicate rent and the remaining lease obligations for the former space of these offices.

                      CHARLES RIVER ASSOCIATES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                  NOVEMBER 27, 1999          NOVEMBER 25, 2000
                                                  -----------------          -----------------
                                                                 (In thousands)
Furniture and equipment                                $ 6,985                    $ 9,358
Leasehold improvements                                   1,857                      2,927
                                                       -------                    -------
                                                         8,842                     12,285
Accumulated depreciation and amortization                4,791                      6,343
                                                       -------                    -------

                                                       $ 4,051                    $ 5,942
                                                       =======                    =======

Depreciation expense was $3.5 million in fiscal 1998, $4.8 million in fiscal 1999, and $6.3 million in fiscal 2000.

5.  ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                  NOVEMBER 27, 1999          NOVEMBER 25, 2000
                                                  -----------------          -----------------
                                                                 (In thousands)
Compensation and related expenses                      $13,072                    $ 9,694
Other                                                    2,056                         --
                                                       -------                    -------
                                                       $15,128                    $ 9,694
                                                       =======                    =======

                      CHARLES RIVER ASSOCIATES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6.  NOTES PAYABLE TO FORMER STOCKHOLDERS

Notes payable to former stockholders represent amounts owed by the Company to former stockholders in connection with the Company's repurchase of shares of common stock from those stockholders upon their separation from the Company pursuant to an Exit Agreement.

In 1998, the Company's Board of Directors authorized the Company to amend and restate the Exit Agreement, and no further repurchases may be made under the Exit Agreement.

Under the Exit Agreement, the Company repurchased shares of common stock from certain stockholders at a purchase price based upon a formula that used the book value of the Company at the date the stockholder separated from the Company (the "Fixed Amount") and an amount (the "Contingent Pay-Out Amount") equal to the stockholder's pro rata portion of 25 percent of the Company's earnings before bonuses, supplemental compensation, and amortization of goodwill, if any, for each of the five fiscal years commencing with the fiscal year in which the repurchase was made. The Fixed Amount is payable in three equal installments, and the Contingent Pay-Out Amount is payable in five equal annual installments. As of November 25, 2000, there were no Fixed Amounts due.

For financial reporting purposes, the Company initially estimates the Contingent Pay-Out Amount owed to each former stockholder for the full five-year payment period based on the actual amount of the contingent payment for the first year. In subsequent years, the Company adjusts the estimate annually based on actual amounts of the contingent payment for all preceding years. The related adjustments are made to treasury stock and additional paid-in capital and, to the extent additional paid-in capital is not available, retained earnings. Annual principal payments to former stockholders are estimated as of November 25, 2000 to be $177,000 in fiscal 2001 and $102,000 in fiscal 2002. The Company believes the recorded value of the notes payable to former stockholders approximates fair market value.

7.  FINANCING ARRANGEMENTS

The Company has a line of credit that permits borrowings of up to $2.0 million with interest at the bank's base rate (9.5 percent at November 25, 2000) and is secured by the Company's accounts receivable. This line of credit automatically renews each year on June 30 unless earlier terminated by either the Company or the bank. The terms of the line of credit include certain operating and financial covenants. No borrowings were outstanding as of November 27, 1999 or November 25, 2000.

8.  EMPLOYEE BENEFIT PLANS

The Company maintains a profit-sharing retirement plan that covers substantially all full-time employees. Contributions are made at the discretion of the Company and its subsidiaries, and cannot exceed the maximum amount deductible under applicable provisions of the Internal Revenue Code. Contributions were approximately $1.0 million in fiscal 1998, $1.5 million in fiscal 1999, and $1.7 million in fiscal 2000.

                      CHARLES RIVER ASSOCIATES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



9.  LEASES

At November 25, 2000, the Company had the following minimum rental commitments under all noncancelable operating leases (in thousands):

                                                      RENTAL
                  FISCAL YEAR                       COMMITMENTS
                  -----------                       -----------
                  2001                               $  4,973
                  2002                                  4,759
                  2003                                  4,585
                  2004                                  4,306
                  2005                                  4,179
                  Thereafter                           13,060
                                                     --------
                                                       35,862

                  Future minimum rentals under
                  sublease arrangements                (2,573)
                                                     --------
                                                     $ 33,289
                                                     ========

Rent expense amounted to approximately $2.3 million in fiscal 1998, $3.1 million in fiscal 1999, and $4.7 million in fiscal 2000.

10.  NET INCOME PER SHARE AND PRO FORMA NET INCOME PER SHARE

A reconciliation of the shares used in calculating basic, diluted, and pro forma net income is as follows:

                                                                                  FISCAL YEAR ENDED
                                                            ------------------------------------------------------------
                                                            NOVEMBER 28, 1998     NOVEMBER 27, 1999    NOVEMBER 25, 2000
                                                            -----------------     -----------------    -----------------
Basic                                                           7,570,493             8,477,204            8,727,705
  Dilutive effect of stock options                                 49,452                93,838               46,717
                                                                ---------             ---------            ---------
Diluted                                                         7,619,945             8,571,042            8,774,422
                                                                                      =========            =========

  Shares required to pay $2.4 million in
    dividends at completion of the initial
    public offering                                                59,519
                                                                ---------
Pro forma - Diluted                                             7,679,464
                                                                =========

                      CHARLES RIVER ASSOCIATES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



11.  COMMON STOCK

On March 31, 1998, the Company's Board of Directors authorized the declaration of a 52-for-1 stock split effected in the form of a dividend of 51 shares of common stock per share of common stock outstanding before the closing of the Company's initial public offering (the "Offering"). The accompanying consolidated financial statements give effect to this action for all periods presented.

In 1998, the Company's Board of Directors authorized the Company to amend and restate the Exit Agreement (as so amended and restated, the "Stock Restriction Agreement"). The Stock Restriction Agreement prohibits each person who was a stockholder of the Company before the closing of the Offering from selling or otherwise transferring a portion of the shares of common stock held immediately before the Offering without the consent of the Board of Directors of the Company for a specified period of time after the Offering. In addition, the Stock Restriction Agreement allows the Company to repurchase a portion of such stockholder's shares of common stock at a percentage of market value should the stockholder leave the Company (other than for death or retirement for disability).

                      CHARLES RIVER ASSOCIATES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



12.  STOCK-BASED COMPENSATION

The Company has adopted the 1998 Incentive and Nonqualified Stock Option Plan, which originally provided for the grant of options to purchase up to 970,000 shares of common stock. In January 2001, the stockholders approved an amendment to the plan increasing the number of shares issuable under the plan to 1,870,000. Options are to be granted at an exercise price equal to the fair market value of the shares of common stock at the date of grant. Vesting terms are determined at the discretion of the Board of Directors generally ranging from immediate vesting to vesting at various rates over five years. All options terminate 10 years after the date of grant. A summary of option activity is as follows:

                                                                       WEIGHTED AVERAGE EXERCISE
                                                            OPTIONS              PRICE
                                                            -------    -------------------------
Outstanding at November 29, 1997                                 --                   --
Granted                                                     357,500            $   18.90
Canceled                                                    (16,500)               18.50
                                                            -------
Outstanding at November 28, 1998                            341,000                18.92

Granted                                                     213,500                23.88
Canceled                                                     (1,000)               29.63
                                                            -------
Outstanding at November 27, 1999                            553,500                20.81

Granted                                                     346,500                13.72
Exercised                                                    (1,900)               18.50
Canceled                                                    (11,000)               23.68
                                                            -------
Outstanding at November 25, 2000                            887,100                18.01
                                                            =======

Options available for grant at November 25, 2000             81,000
                                                            =======

Options exercisable:
  At November 25, 2000                                      201,877            $   20.64
                                                            =======            =========
  At November 27, 1999                                       79,227            $   20.83
                                                            =======            =========
  At November 28, 1998                                        3,500            $   23.75
                                                            =======            =========

Weighted average remaining contractual life at
  November 25, 2000                                         8 years

                      CHARLES RIVER ASSOCIATES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



12.  STOCK-BASED COMPENSATION (CONTINUED)

The weighted average fair market value of the options granted was $9.19 in fiscal 1998, $9.63 in fiscal 1999, and $5.66 in fiscal 2000.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair market value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of approximately 5.6 percent in fiscal 1998, 5.5 percent in fiscal 1999, and 6.1 percent in fiscal 2000; the volatility factor of the expected market price of the Company's common stock was 62 percent in fiscal 1998, 57 percent in fiscal 1999, and 63 percent in fiscal 2000; and the weighted average expected life was 4.54 years in fiscal 1998, 3.56 years in fiscal 1999, and 3.88 years in fiscal 2000. The Company does not expect to pay dividends in the foreseeable future.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' respective vesting periods. The Company's pro forma information is as follows (in thousands, except for earnings per share information):

                                                          FISCAL YEAR
                                             -------------------------------------
                                                1998          1999          2000
                                             ---------     ---------     ---------
Net income - as reported                     $   6,365     $   9,030     $   8,839
                                             =========     =========     =========
Net income - pro forma                       $   6,116     $   8,400     $   8,291
                                             =========     =========     =========

Basic earnings per share - as reported       $    0.84     $    1.07     $    1.01
                                             =========     =========     =========
Basic earnings per share - pro forma         $    0.81     $    0.99     $    0.95
                                             =========     =========     =========
Diluted earnings per share - as reported     $    0.84     $    1.05     $    1.01
                                             =========     =========     =========
Diluted earnings per share - pro forma       $    0.80     $    0.98     $    0.94
                                             =========     =========     =========

                      CHARLES RIVER ASSOCIATES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



12.  STOCK-BASED COMPENSATION (CONTINUED)

The effect on pro forma net income and earnings per share of expensing the fair value of stock options is not necessarily representative of the effects on reported results for future years.

The Company has adopted the 1998 Employee Stock Purchase Plan. The Stock Purchase Plan authorizes the issuance of up to an aggregate of 243,000 shares of common stock to participating employees at a purchase price equal to 85 percent of fair market value on either the first or the last day of the one-year offering period under the Stock Purchase Plan. During fiscal 1999, 15,217 shares were issued under the Stock Purchase Plan.

Options granted to nonemployee consultants, amounting to options for the purchase of 38,500 shares of common stock at November 25, 2000, are accounted for at fair value in accordance with SFAS No. 123. During fiscal 1999, $204,000 was charged to compensation expense, while in fiscal 2000, $121,000 was credited to compensation expense in connection with these options.

                      CHARLES RIVER ASSOCIATES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



13.  INCOME TAXES

Components of the Company's deferred taxes are as follows:

                                                            NOVEMBER 27, 1999     NOVEMBER 25, 2000
                                                            -----------------     -----------------
                                                                        (In thousands)
  Deferred tax assets:
    Accrued expenses                                             $1,814                $  590
    Allowance for doubtful accounts                                 374                   542
    Excess tax over book depreciation and amortization              100                   125
                                                                 ------                ------
                                                                  2,288                 1,257
  Deferred tax liabilities:
    Cash to accrual adjustment                                      671                   336
    Other                                                           259                   285
                                                                 ------                ------
                                                                    930                   621
                                                                 ------                ------
  Net deferred tax assets                                        $1,358                $  636
                                                                 ======                ======

The provision (credit) for income taxes for current year operations consists of the following:

                                                      FISCAL YEAR
                                         ---------------------------------------
                                          1998            1999            2000
                                         -------         -------         -------
                                                     (In thousands)
  Currently payable:
    Federal                              $ 3,475         $ 5,921         $ 4,627
    State                                    472           1,046             817
                                         -------         -------         -------
                                           3,947           6,967           5,444
  Deferred:
    Federal                               (1,056)           (670)            614
    State                                    (45)           (115)            108
                                         -------         -------         -------
                                          (1,101)           (785)            722
                                         -------         -------         -------
                                         $ 2,846         $ 6,182         $ 6,166
                                         =======         =======         =======

                      CHARLES RIVER ASSOCIATES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  INCOME TAXES (CONTINUED)

A reconciliation of the Company's tax rates with the federal statutory rate is as follows:

                                                                       FISCAL YEAR
                                                              -----------------------------
                                                              1998         1999        2000
                                                              ----         ----        ----
  Federal statutory rate                                      34.0%        34.0%       34.0%
  State income taxes, net of federal income tax benefit        6.1          6.3         6.3
  S corporation earnings not subject to federal taxes        (13.7)          --          --
  Adjustment to deferred taxes for change in tax status       13.7           --          --
  Other                                                        1.2           .4         1.0
                                                              ----         ----        ----
                                                              41.3%        40.7%       41.3%
                                                              ====         ====        ====

14.  RELATED-PARTY TRANSACTIONS

The Company made payments to stockholders of the Company who performed consulting services for the Company in the amounts of $2.6 million in fiscal 1998, $5.3 million in fiscal 1999, and $6.2 million in fiscal 2000.

15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                QUARTER ENDED
                                          -----------------------------------------------------------------------------
                                          FEBRUARY 19, 1999     MAY 14, 1999      SEPTEMBER 3, 1999   NOVEMBER 27, 1999
                                                                                      (16 weeks)
                                          -----------------     ------------      -----------------   -----------------
                                                              (In thousands, except per share data)
Revenues                                       $14,413             $16,740             $23,480             $19,337
Gross profit                                     5,730               7,341              10,240               8,339
Income from operations                           2,644               3,243               4,454               3,861
Income before provision for income
  taxes and minority interest                    2,904               3,446               4,689               4,140
Minority interest                                   33                  --                  --                  --
Net income                                       1,755               2,061               2,771               2,443
Basic net income per share                        0.21                0.25                0.33                0.28
Diluted net income per share                      0.21                0.24                0.32                0.28

                      CHARLES RIVER ASSOCIATES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

                                                              QUARTER ENDED
                                       ----------------------------------------------------------
                                       FEBRUARY 18,      MAY 12,      SEPTEMBER 1,   NOVEMBER 25,
                                           2000           2000            2000            2000
                                                                       (16 weeks)
                                       ------------      -------      ------------   ------------
                                                  (In thousands, except per share data)
Revenues                                 $ 18,869       $ 19,845       $ 23,953       $ 19,880
Gross profit                                8,340          8,721         10,897          8,150
Income from operations                      3,844          4,031          4,276          1,242(1)
Income before provision for income
  taxes and minority interest               4,149          4,365          4,814          1,607
Minority interest                              --             46            117            (93)
Net income                                  2,435          2,610          2,944            850
Basic net income per share                   0.28           0.30           0.34           0.10
Diluted net income per share                 0.28           0.30           0.34           0.10

(1) Includes special charge in the amount of $878,000 (See note 3.)