Form 10-Q
period 2001-02-16
CHARLES RIVER ASSOCIATES INC
filed 2001-04-02
CIK 1053706

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


           (x) Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended FEBRUARY 16, 2001

                                       or

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

As of March 29, 2001 CRA had outstanding 9,107,529 shares of common stock.

                      CHARLES RIVER ASSOCIATES INCORPORATED
                                      INDEX





PART I.   FINANCIAL INFORMATION                                             PAGE


      ITEM 1.  Financial Statements

               Consolidated Balance Sheets  -
               February 16, 2001 and November 25, 2000.........................3

               Consolidated Statements of Income  -
               Twelve weeks ended
               February 16, 2001 and February 18, 2000.........................4

               Consolidated Statements of Cash Flows  -
               Twelve weeks ended
               February 16, 2001 and February 18, 2000.........................5

               Notes to Consolidated Financial Statements......................6

      ITEM 2.  Management's Discussion and
               Analysis of Financial Condition and
               Results of Operations...........................................9

      ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk......17


PART II.   OTHER INFORMATION

      ITEM 1.  Legal Proceedings..............................................18

      ITEM 4.  Submission of Matters to a Vote of Security Holders............19

      ITEM 6.  Exhibits and Reports on Form 8-K...............................19

      Signatures..............................................................20

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements
                      CHARLES RIVER ASSOCIATES INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                          NOVEMBER 25,       FEBRUARY 16,
                                                                                              2000               2001
                                                                                          ------------       -------------
ASSETS                                                                                                       (unaudited)
Current assets:
  Cash and cash equivalents                                                                    $20,305           $14,927
  Available-for-sale securities                                                                  5,758             5,293
  Accounts receivable, net of allowances of $1,321 in 2000 and
    $1,126 in 2001 for doubtful accounts                                                        18,338            19,450
  Unbilled services                                                                             11,162            12,212
  Refundable income taxes                                                                          419             1,424
  Prepaid expenses                                                                                 602               764
  Deferred income taxes                                                                            636               636
                                                                                          ------------       -----------
Total current assets                                                                            57,220            54,706
Property and equipment, net                                                                      5,942             6,404
Goodwill, net of accumulated amortization of $1,089 in 2000 and $1,290 in 2001                  14,810            14,609
Intangible assets, net of accumulated amortization of $337 in 2000 and $380 in 2001              1,205             1,162
Other assets                                                                                     1,103             3,155
                                                                                          ------------       -----------
Total assets                                                                                   $80,280           $80,036
                                                                                          ============       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                             $ 3,978           $ 3,849
  Accrued expenses                                                                              10,113             8,512
  Deferred revenue and other liabilities                                                           105                84
  Current portion of notes payable to former stockholders                                          177               177
                                                                                          ------------       -----------
Total current liabilities                                                                       14,373            12,622

Notes payable to former stockholders, net of current portion                                       102               102

Deferred rent                                                                                    1,640             1,666
Minority interest                                                                                1,827             1,704

Commitments and contingencies

Stockholders' equity:
  Preferred stock, no par value; 1,000,000 shares authorized;
    none issued and outstanding                                                                     --                --
  Common stock, no par value; 25,000,000 shares authorized; 9,091,523
    shares in 2000 and 9,107,529 shares in 2001 issued and outstanding                          45,737            45,834
  Receivable from stockholder                                                                  (4,500)           (4,500)
  Deferred compensation                                                                          (112)              (84)
  Retained earnings                                                                             21,362            22,775
  Foreign currency translation                                                                   (149)              (83)
                                                                                          ------------       -----------
Total stockholders' equity                                                                      62,338            63,942
                                                                                          ------------       -----------
Total liabilities and stockholders' equity                                                     $80,280           $80,036
                                                                                          ============       ===========

                             See accompanying notes.

                      CHARLES RIVER ASSOCIATES INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                 (In thousands, except share and per share data)

                                                                              Twelve Weeks Ended
                                                                       ---------------------------------
                                                                       FEBRUARY 18,         FEBRUARY 16,
                                                                           2000                 2001
                                                                       -------------        ------------
                                                                                  (unaudited)
           Revenues                                                          $18,869             $21,144
           Costs of services                                                  10,529              12,531
                                                                       -------------        ------------
           Gross profit                                                        8,340               8,613
           Selling, general and administrative                                 4,496               6,580
                                                                       -------------        ------------
           Income from operations                                              3,844               2,033
           Interest income, net                                                  305                 339
           Income before provision for income taxes                    -------------        ------------
             and minority interest                                             4,149               2,372
           Provision for income taxes                                         (1,714)            (1,082)
                                                                       -------------        ------------
           Income before minority interest                                     2,435               1,290
           Minority interest                                                      --                 123
                                                                       -------------        ------------
           Net income                                                        $ 2,435             $ 1,413
           Net income per share:                                       =============        ============
                 Basic                                                        $ 0.28             $  0.16
                                                                       =============        ============
                 Diluted                                                      $ 0.28             $  0.16
                                                                       =============        ============
           Weighted average number of shares outstanding:
                 Basic                                                     8,684,338           9,104,444
                                                                       =============        ============
                 Diluted                                                   8,838,847           9,104,476
                                                                       =============        ============

                             See accompanying notes.

                      CHARLES RIVER ASSOCIATES INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                          Twelve Weeks Ended
                                                                                  ----------------------------------
                                                                                  FEBRUARY 18,          FEBRUARY 16,
                                                                                      2000                  2001
                                                                                  ------------          ------------
                                                                                             (unaudited)
OPERATING ACTIVITIES:
Net income                                                                        $    2,435             $    1,413
Adjustments to reconcile net income to net cash
  used in operating activities:
  Depreciation and amortization                                                          586                    738
  Deferred rent                                                                           45                     26
  Minority interest                                                                       --                   (123)
  Changes in operating assets and liabilities:
    Accounts receivable                                                               (5,115)                (1,112)
    Unbilled services                                                                    917                 (1,050)
    Prepaid expenses and other assets                                                   (190)                (3,219)
    Accounts payable, accrued expenses, and other liabilities                         (1,211)                (1,751)
                                                                                  ------------          ------------
Net cash used in operating activities                                                 (2,533)                (5,078)

INVESTING ACTIVITIES:
  Purchase of property and equipment                                                    (436)                  (962)
  Sale of available-for-sale securities                                                  935                    465
                                                                                  ------------          ------------
Net cash provided by (used in) investing activities                                      499                   (497)

FINANCING ACTIVITIES:
  Proceeds from loan from minority interest holder                                        30                     --
  Issuance of common stock                                                                --                    131
  Costs related to issuance of common stock                                             (115)                    --
                                                                                  ------------          ------------
Net cash provided by (used in) financing activities                                      (85)                   131

Effect of exchange rate changes on cash                                                   --                     66
                                                                                  ------------          ------------
Net decrease in cash and cash equivalents                                             (2,119)                (5,378)
Cash and cash equivalents at beginning of period                                      20,176                 20,305
                                                                                  ------------          ------------
Cash and cash equivalents at end of period                                       $    18,057            $    14,927
                                                                                  ============          ============
Supplemental cash flow information:
  Cash paid for income taxes                                                     $     2,006            $     1,278
                                                                                  ============          ============

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

2. UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND ESTIMATES

The consolidated balance sheet as of February 16, 2001, the consolidated statements of income for the twelve weeks ended February 18, 2000 and February 16, 2001, and the consolidated statements of cash flows for the twelve-weeks ended February 18, 2000 and February 16, 2001, are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of CRA's consolidated financial position, results of operations, and cash flows.

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

Unbilled services represent revenue recognized by CRA for services performed but not yet billed to the client.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements." SAB 101 clarifies the SEC staff's views on applying generally accepted accounting principles to revenue recognition in financial statements. CRA is required to adopt SAB 101 no later than the fourth quarter of fiscal 2001. The adoption of this SAB is not expected to have a significant impact on CRA's financial statements.

                      CHARLES RIVER ASSOCIATES INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)



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

7. IMPAIRMENT OF LONG-LIVED ASSETS

CRA reviews the carrying value of its long-lived assets (primarily property and equipment, goodwill, and intangible assets) to assess the recoverability of these assets whenever events indicate that impairment may have occurred; any impairments would be recognized in operating results if a permanent diminution in value were to occur. As part of this assessment, CRA reviews the expected future undiscounted operating cash flows from its acquired businesses. If impairment is indicated through this review, the carrying amount of the asset will be reduced to its estimated fair values.

8. INTANGIBLE ASSETS

Intangible assets consist principally of costs allocated to non-compete agreements and are amortized over the related terms of the agreements (seven to ten years).

9. PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. CRA provides for depreciation of equipment using the straight-line method over its estimated useful life, generally three to five years. Amortization of leasehold improvements is provided using the straight-line method over the shorter of the lease term or the estimated useful life of the leasehold improvements.

10. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of CRA, its fully owned subsidiaries, and NeuCo, Inc., a corporation founded by CRA and an affiliate of Commonwealth Energy Systems in June 1997. CRA has a 50.5 percent interest in NeuCo. The portion of the results of operations of NeuCo allocable to its minority owners is shown as "minority interest" on CRA's statement of income, and that amount, along with the capital contributions to NeuCo of its minority owners, is shown as "minority interest" on CRA's balance sheet. All significant intercompany accounts have been eliminated.

Prior to May 3, 2000, CRA owned 65.25 percent of NeuCo. On May 3, 2000, in a series of transactions that resulted in an infusion of new equity in NeuCo, CRA's ownership was reduced to 50.5 percent.

                      CHARLES RIVER ASSOCIATES INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)



11. NET INCOME PER SHARE

Basic earnings per share represents net income divided by the weighted average shares of common stock outstanding during the period. Weighted average shares used in diluted earnings per share include 154,509 common stock equivalents for the twelve weeks ended February 18, 2000 and 32 common stock equivalents for the twelve weeks ended February 16, 2001 arising from stock options using the treasury stock method.

12. COMPREHENSIVE INCOME

Comprehensive income represents net income reported by CRA in the accompanying consolidated statements of income adjusted for changes in CRA's foreign currency translation account. A reconciliation is as follows (in thousands):

                                                                        Twelve Weeks Ended
                                                                 ------------------------------
                                                                 FEBRUARY 18,      FEBRUARY 16,
                                                                     2000              2001
                                                                 -----------       ------------
           Net income                                               $2,435           $1,413
           Change in foreign currency translation                       13               66
                                                                 ------------      ------------
           Comprehensive income                                     $2,448           $1,479
                                                                 ============      ============

13. FOREIGN CURRENCY TRANSLATION

In accordance with SFAS No. 52, "Foreign Currency Translation," balance sheet accounts of CRA's foreign subsidiaries are translated into United States dollars at year-end exchange rates. Operating accounts are translated at average exchange rates for each year.

14. ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires all derivative instruments to be recorded on the balance sheet at fair market value and establishes special accounting for certain types of hedges. CRA does not have any derivative instruments and does not engage in any hedging activities. CRA adopted the standard in the first quarter of fiscal 2001, and its adoption did not have any impact on CRA's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Except for historical facts, the statements in this quarterly report are forward-looking statements. Forward-looking statements are merely our current predictions of future events. These statements are inherently uncertain, and actual events could differ materially from our predictions. Important factors that could cause actual events to vary from our predictions include those discussed below under the heading " - Factors Affecting Future Performance." We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to carefully review the risk factors described in this quarterly report and in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

RESULTS OF OPERATIONS - TWELVE WEEKS ENDED FEBRUARY 18, 2000 COMPARED TO TWELVE WEEKS ENDED FEBRUARY 16, 2001

Revenues. Revenues increased $2.3 million, or 12.1 percent, from $18.9 million for the first quarter of fiscal 2000 to $21.1 million for the first quarter of fiscal 2001. The increase in revenues was due primarily to an increase in the number of employee consultants, an increase in consulting services performed for new and existing clients during the period, and to a lesser extent, increased billing rates for our consultants. Utilization was 75 percent for the first quarter of fiscal 2000 as compared to 73 percent for the first quarter of fiscal 2001. The total number of employee consultants increased from 216 at the end of the first quarter of fiscal 2000 to 262 at the end of the first quarter of fiscal 2001. We experienced revenue increases during the first quarter of fiscal 2001 in our legal and regulatory consulting services and business consulting services and, in particular, generated significant revenue increases in our transfer pricing, chemicals, and materials and metals practice areas.

Costs of Services. Costs of services increased by $2.0 million, or 19.0 percent, from $10.5 million in the first quarter of fiscal 2000 to $12.5 million in the first quarter of fiscal 2001. As a percentage of revenues, costs of services increased from 55.8 percent in the first quarter of fiscal 2000 to 59.3 percent in the first quarter of fiscal 2001. The increase as a percentage of revenues was due primarily to an increase in hiring senior staff.

Selling, General, and Administrative. Selling, general, and administrative expenses increased by $2.1 million, or 46.4 percent, from $4.5 million in the first quarter of fiscal 2000 to $6.6 million in the first quarter of fiscal 2001. As a percentage of revenues, selling, general, and administrative expenses increased from 23.8 percent in the first quarter of fiscal 2000 to 31.1 percent in the first quarter of fiscal 2001. Contributing to the increase were bonus payments to outside experts, rent for additional office space, travel related to the development of new business and amortization costs related to an acquired business.

Interest Income, Net. Net interest income increased by $34,000, or 11.1 percent, from $305,000 in the first quarter of fiscal 2000 to $339,000 in the first quarter of fiscal 2001. This increase resulted primarily from interest earned by NeuCo on funds received from a minority partner in the second quarter of fiscal 2000.

Provision for Income Taxes. The provision for income taxes decreased by $632,000, or 36.9 percent, from $1.7 million in the first quarter of fiscal 2000 to $1.1 million in the first quarter of fiscal 2001. Our effective income tax rate increased from 41.3 percent in the first quarter of fiscal 2000 to 45.6 percent in the first quarter of fiscal 2001. The increase was due primarily to the conversion of NeuCo from an S corporation to a C corporation and accordingly the proportionate share of the net operating losses of NeuCo are no longer deductible by CRA. The effective tax rate increase also reflects statutory taxes payable by new foreign subsidiaries.

Minority Interest. Minority interest increased from zero in the first quarter of fiscal 2000 to $123,000 in the first quarter of fiscal 2001, and represents the portion of NeuCo's net loss after taxes allocable to its minority owners. An additional minority interest stockholder invested in NeuCo during the second quarter of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of February 16, 2001, we had cash and cash equivalents of $14.9 million, available-for-sale securities of $5.3 million, and working capital of $42.1 million. Net cash used in operating activities for the twelve weeks ended February 16, 2001 was $5.1 million. Cash used in operating activities resulted primarily from net income of $1.4 million, offset by increases in accounts receivable, unbilled services and prepaid expenses of $5.4 million, and a decrease in accounts payable and accrued expenses of $1.8 million.

Net cash used in investing activities for the twelve weeks ended February 16, 2001 was $497,000, consisting of $962,000 used to purchase furniture, fixtures, leasehold improvements and computer equipment, partially offset by net sales of short-term investments of $465,000.

Our financing activities generated cash of $131,000 in the twelve weeks ended February 16, 2001. This increase consists of the proceeds from the sale of stock under our employee stock purchase plan.

We currently have available a $2.0 million revolving line of credit with Fleet National Bank, which is secured by our accounts receivable. This line of credit automatically renews each year on June 30 unless terminated earlier by either Fleet National Bank or us. No borrowings were outstanding under this line of credit as of February 16, 2001.

We believe that current cash balances, available-for-sale securities and credit available under our bank line of credit will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

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

WE ARE INVOLVED IN LITIGATION WITH A COMPETITOR, WHICH MAY HARM OUR FINANCIAL POSITION, RESULTS OF OPERATIONS AND OUR ABILITY TO DO BUSINESS

As a result of litigation we instituted against PA Consulting, it is possible that we will have to pay substantial damages or restrict the way we do business and that we will lose valuable business opportunities. Any of these outcomes could harm our financial position, results of operations and our ability to do business. We hired a number of former employees of PA Consulting and, with them, sought a declaratory judgment regarding our respective rights and responsibilities regarding the solicitation of PA Consulting's employees and clients and the provision of services to those clients. PA Consulting has asserted counterclaims alleging that we induced some of these employees to breach agreements not to engage in these activities, as well as agreements not to reveal confidential information to us. Although we deny these allegations, the outcome of litigation is unpredictable and may not be favorable to us. Moreover, litigation is expensive and time-consuming and may distract our management, which could also seriously harm our business.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As of February 16, 2001, we were exposed to market risks, which primarily include changes in U.S. interest rates.

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

PART II. OTHER INFORMATION:


ITEM 1. LEGAL PROCEEDINGS

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

On March 7, 2001, the defendants answered our complaint and, with two affiliates, filed counterclaims against us and five of our employee co-plaintiffs. The defendants allege that these individuals entered agreements with them and breached the agreements by soliciting their employees and clients, providing services to their clients and disclosing confidential information to us. The defendants also allege that we induced these breaches and thereby interfered with their contractual relations, engaged in unfair and deceptive trade practices, misappropriated confidential information, and conspired against them. They seek to recover compensatory damages of not less than $15 million, as well as fees, costs and multiple damages under Massachusetts law. We and our employee co-plaintiffs deny these allegations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 12, 2001, CRA held a special meeting of stockholders. Matters voted on and the results of those votes are set forth below:

         1. Stockholders of CRA approved the amendment to CRA's 1998 Incentive and Nonqualified Stock Option Plan to increase the number of shares of common stock that CRA may issue under the plan from 970,000 to 1,870,000.

            The votes cast on this amendment to CRA's 1998 Incentive and Nonqualified Stock Option Plan were:

            For                                    Against
            ---                                    -------
            5,230,471                              2,521,080

            There were 103,703 abstentions and 357,296 broker non-votes on this proposal.

         2. Stockholders of CRA approved the amendment to CRA's 1998 Incentive and Nonqualified Stock Option Plan to facilitate the granting of options to CRA's employees in the United Kingdom.

            The votes cast on this amendment to CRA's 1998 Incentive and Nonqualified Stock Option Plan were:

            For                                    Against
            ---                                    -------
            6,023,812                              2,082,535

            There were 106,203 abstentions on this proposal.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         None.

         (b) Reports on Form 8-K

         CRA did not file any reports on Form 8-K during the quarter ended February 16, 2001.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Charles River Associates Incorporated



         Date: April 2, 2001        By:  /s/ James C. Burrows
                                    --------------------------------------------
                                    James C. Burrows
                                    President and Chief Executive Officer

         Date: April 2, 2001        By:  /s/ Laurel E. Morrison
                                    --------------------------------------------
                                    Laurel E. Morrison
                                    Chief Financial Officer
                                    Vice President & Treasurer
                                    (Principal Financial and Accounting Officer)