Form 10-Q
period 2001-05-11
CHARLES RIVER ASSOCIATES INC
filed 2001-06-22
CIK 1053706

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(x) Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended May 11, 2001

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

617-425-3000

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes (X) No (   )

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

As of June 22, 2001 CRA had outstanding 9,107,529 shares of common stock.

Charles River Associates Incorporated
INDEX

		PAGE
PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Consolidated Balance Sheets –

	May 11, 2001 and November 25, 2000	3

	Consolidated Statements of Income –

	Twelve and twenty-four weeks ended

	May 11, 2001 and May 12, 2000	4

	Consolidated Statements of Cash Flows –

	Twenty-four weeks ended

	May 11, 2001 and May 12, 2000	5

	Notes to Consolidated Financial Statements	6

ITEM 2.	Management's Discussion and

	Analysis of Financial Condition and

	Results of Operations	10

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk	19

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	20

ITEM 4.	Submission of Matters to a Vote of Security Holders	21

ITEM 6.	Exhibits and Reports on Form 8-K	21

Signatures		22

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Charles River Associates Incorporated
Consolidated Balance Sheets
(In thousands, except share data)

	November 25,	May 11,
	2000	2001

		(unaudited)
Assets

Current assets:

Cash and cash equivalents	$20,305	$14,961

Available-for-sale securities	5,758	3,524

Accounts receivable, net of allowances of $1,321 in 2000 and $848 in 2001 for doubtful

accounts	18,338	24,870

Unbilled services	11,162	11,624

Refundable income taxes	419	685

Prepaid expenses	602	809

Deferred income taxes	636	636

Total current assets	57,220	57,109

Property and equipment, net	5,942	6,771

Goodwill, net of accumulated amortization of $1,089 in 2000 and $1,493 in 2001	14,810	14,406

Intangible assets, net of accumulated amortization of $337 in 2000 and $423 in 2001	1,205	1,119

Other assets	1,103	2,983

Total assets	$80,280	$82,388

Liabilities and stockholders’ equity

Current liabilities:

Accounts payable	$3,978	$3,862

Accrued expenses	10,113	9,059

Deferred revenue and other liabilities	105	197

Current portion of notes payable to former stockholders	177	102

Total current liabilities	14,373	13,220

Notes payable to former stockholders, net of current portion	102	––

Deferred rent	1,640	1,809

Minority interest	1,827	1,737

Commitments and contingencies Stockholders’ equity:

Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	––	––

Common stock, no par value; 25,000,000 shares authorized; 9,091,523 shares in 2000 and 9,107,529 shares in 2001 issued and outstanding	45,737	45,872

Receivable from stockholder	(4,500)	(4,500)

Deferred compensation	(112)	(88)

Retained earnings	21,362	24,479

Foreign currency translation	(149)	(141)

Total stockholders’ equity	62,338	65,622

Total liabilities and stockholders’ equity	$80,280	$82,388

See accompanying notes.

Charles River Associates Incorporated
Consolidated Statements of Income
(In thousands, except share and per share data)
(unaudited)

	Twelve Weeks Ended		Twenty-four Weeks Ended

	May 12,	May 11,	May 12,	May 11,
	2000	2001	2000	2001

Revenues	$19,845	$24,567	$38,714	$45,711

Costs of services	11,124	14,660	21,653	27,191

Gross profit	8,721	9,907	17,061	18,520

Selling, general and administrative	4,691	7,318	9,186	13,898

Income from operations	4,030	2,589	7,875	4,622

Interest income, net	334	276	639	615

Income before provision for income taxes and minority interest	4,364	2,865	8,514	5,237

Provision for income taxes	(1,801)	(1,128)	(3,515)	(2,210)

Income before minority interest	2,563	1,737	4,999	3,027

Minority interest	46	(33)	46	90

Net income	$2,609	$1,704	$5,045	$3,117

Net income per share:

Basic	$0.30	$0.19	$0.58	$0.34

Diluted	$0.30	$0.19	$0.57	$0.34

Weighted average number of shares outstanding:

Basic	8,685,554	9,107,529	8,684,950	9,105,995

Diluted	8,724,120	9,117,883	8,782,355	9,111,220

See accompanying notes.

Charles River Associates Incorporated
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Twenty-four Weeks Ended

	May 12,	May 11,
	2000	2001

Operating activities:

Net income	$5,045	$3,117

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization	1,010	1,504

Deferred rent	(170)	169

Minority interest	(46)	(90)

Changes in operating assets and liabilities:

Accounts receivable	(5,683)	(6,532)

Unbilled services	2,842	(462)

Prepaid expenses and other assets	(279)	(2,353)

Accounts payable, accrued expenses, and other liabilities	418	(1,078)

Net cash provided by (used in) operating activities	3,137	(5,725)

Investing activities:

Purchase of property and equipment	(1,156)	(1,819)

Sale of available-for-sale securities	3,571	2,234

Net cash provided by investing activities	2,415	415

Financing activities:

Payments on notes payable to former stockholders	(342)	(177)

Proceeds from loan from minority interest holder	(130)	––

Issuance of common stock	35	135

Costs related to issuance of common stock	(115)	––

Net investment by minority interest	3,367	––

Net cash provided by (used in) financing activities	2,815	(42)

Effect of exchange rate changes on cash	(8)	8

Net increase (decrease) in cash and cash equivalents	8,359	(5,344)

Cash and cash equivalents at beginning of period	20,176	20,305

Cash and cash equivalents at end of period	$28,535	$14,961

Supplemental cash flow information:

Cash paid for income taxes	$2,682	$1,866

See accompanying notes.

Charles River Associates Incorporated
Notes to Consolidated Financial Statements
(Unaudited)

1. Description of Business

Charles River Associates Incorporated is an economic and business-consulting firm that applies advanced analytic techniques and in-depth industry knowledge to complex engagements for a broad range of clients. CRA offers two types of services: legal and regulatory consulting and business consulting.

2. Unaudited Interim Consolidated Financial Statements and Estimates

The consolidated balance sheet as of May 11, 2001, the consolidated statements of income for the twelve and twenty-four weeks ended May 12, 2000 and May 11, 2001, and the consolidated statements of cash flows for the twenty-four weeks ended May 12, 2000 and May 11, 2001, are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of CRA’s consolidated financial position, results of operations, and cash flows.

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

3. Fiscal Year

CRA’s fiscal year ends on the last Saturday in November. Each of CRA’s first, second, and fourth quarters includes twelve weeks, and its third quarter includes sixteen weeks.

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

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, “Revenue Recognition in Financial Statements.” SAB 101 clarifies the SEC staff’s views on applying generally accepted accounting principles to revenue recognition in financial statements. CRA is required to adopt SAB 101 no later than the fourth quarter of fiscal 2001. The adoption of this SAB is not expected to have a significant impact on CRA’s financial statements.

Charles River Associates Incorporated
Notes to Consolidated Financial Statements
(Unaudited)

5. Cash Equivalents and Available-for-Sale Securities

Cash equivalents consist principally of money market funds, commercial paper, bankers’ acceptances, and certificates of deposit with maturities when purchased of 90 days or less. Available-for-sale securities generally consist of government bonds with maturities when purchased of more than 90 days but less than one year, whose cost approximates fair market value.

6. Impairment of Long-Lived Assets

CRA reviews the carrying value of its long-lived assets (primarily property and equipment, goodwill, and intangible assets) to assess the recoverability of these assets whenever events indicate that impairment may have occurred; any impairment would be recognized in operating results if a permanent diminution in value were to occur. As part of this assessment, CRA reviews the expected future undiscounted operating cash flows from its acquired businesses. If impairment is indicated through this review, the carrying amount of the asset will be reduced to its estimated fair value.

7. Properties and Equipment

Property and equipment are recorded at cost. CRA provides for depreciation of equipment using the straight-line method over its estimated useful life, generally three to five years. Amortization of leasehold improvements is provided using the straight-line method over the shorter of the lease term or the estimated useful life of the leasehold improvements.

8. Goodwill

Goodwill represents the cost in excess of fair market value of net assets of acquired businesses and is amortized on a straight-line basis over periods ranging from 15 to 20 years.

9. Intangible Assets

Intangible assets consist principally of costs allocated to non-compete agreements and are amortized over the related terms of the agreements (seven to ten years).

10. Principles of Consolidation

The consolidated financial statements include the accounts of CRA, its wholly owned subsidiaries, and NeuCo, Inc., a corporation founded by CRA and an affiliate of Commonwealth Energy Systems in June 1997. CRA has a 50.5 percent interest in NeuCo. The portion of the results of operations of NeuCo allocable to its minority owners is shown as “minority interest” on CRA’s statement of income, and that amount, along with the capital contributions to NeuCo of its minority owners, is shown as “minority interest” on CRA’s balance sheet. All significant intercompany accounts have been eliminated.

Prior to May 3, 2000, CRA owned 65.25 percent of NeuCo. On May 3, 2000, in a series of transactions that resulted in an infusion of new equity in NeuCo, CRA’s ownership was reduced to 50.5 percent.

Charles River Associates Incorporated
Notes to Consolidated Financial Statements
(Unaudited)

11. Net Income per Share

Basic earnings per share represent net income divided by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share represents net income divided by the diluted weighted average number of shares of common stock outstanding during the period. The weighted average number of common stock equivalent shares outstanding has been determined in accordance with the treasury-stock method. Common stock equivalents consist of common stock issuable on the exercise of outstanding options. Reconciliation of basic to diluted weighted average shares of common stock outstanding is as follows (in thousands):

	Twelve Weeks Ended		Twenty-four Weeks Ended

	May 12, 2000	May 11, 2001	May 12, 2000	May 11, 2001

Basic weighted average shares outstanding	8,686	9,108	8,685	9,106

Weighted average equivalent shares	38	10	97	5

Diluted weighted average shares outstanding	8,724	9,118	8,782	9,111

12. Comprehensive Income

Comprehensive income represents net income reported by CRA in the accompanying consolidated statements of income adjusted for changes in CRA’s foreign currency translation account. A reconciliation is as follows (in thousands):

	Twenty-four Weeks Ended

	May 12,	May 11,
	2000	2001

Net income	$5,045	$3,117

Change in foreign currency translation	(8)	8

Comprehensive income	$5,037	$3,125

13. Foreign Currency Translation

In accordance with SFAS No. 52, “Foreign Currency Translation,” balance sheet accounts of CRA’s foreign subsidiaries are translated into United States dollars at period-end exchange rates. Operating accounts are translated at average exchange rates during each period.

Charles River Associates Incorporated
Notes to Consolidated Financial Statements
(Unaudited)

14. Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires all derivative instruments to be recorded on the balance sheet at fair market value and establishes special accounting for certain types of hedges. CRA does not have any derivative instruments and does not engage in any hedging activities. CRA adopted the standard in the first quarter of fiscal 2001, and its adoption did not have any impact on CRA’s consolidated financial statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Except for historical facts, the statements in this quarterly report are forward-looking statements. Forward-looking statements are merely our current predictions of future events. These statements are inherently uncertain, and actual events could differ materially from our predictions. Important factors that could cause actual events to vary from our predictions include those discussed below under the heading “– Factors Affecting Future Performance.” We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to carefully review the risk factors described in this quarterly report and in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

Results of Operations–Twelve weeks Ended May 12, 2000 Compared to Twelve weeks Ended May 11, 2001

Revenues. Revenues increased $4.7 million, or 23.8 percent, from $19.8 million for the second quarter of fiscal 2000 to $24.5 million for the second quarter of fiscal 2001. The increase in revenues was due primarily to an increase in the number of employee consultants, an increase in consulting services performed for new and existing clients during the period, and to a lesser extent, increased billing rates for our consultants. Utilization was 75 percent for the second quarter of fiscal 2000 as compared to 78 percent for the second quarter of fiscal 2001. The total number of employee consultants increased from 216 at the end of the second quarter of fiscal 2000 to 251 at the end of the second quarter of fiscal 2001. We experienced revenue increases during the second quarter of fiscal 2001 in our legal and regulatory consulting services and business consulting services and, in particular, generated significant revenue increases in our chemicals and petroleum, energy and environment, transfer pricing, and finance practice areas.

Costs of Services. Costs of services increased by $3.6 million, or 31.8 percent, from $11.1 million in the second quarter of fiscal 2000 to $14.7 million in the second quarter of fiscal 2001. As a percentage of revenues, costs of services increased from 56.1 percent in the second quarter of fiscal 2000 to 59.7 percent in the second quarter of fiscal 2001. The increase as a percentage of revenues was due primarily to costs associated with hiring senior staff.

Selling, General, and Administrative. Selling, general, and administrative expenses increased by $2.6 million, or 56.0 percent, from $4.7 million in the second quarter of fiscal 2000 to $7.3 million in the second quarter of fiscal 2001. As a percentage of revenues, selling, general, and administrative expenses increased from 23.6 percent in the second quarter of fiscal 2000 to 29.8 percent in the second quarter of fiscal 2001. Contributing to the increase were bonus payments to outside experts, rent for additional office space, travel related to the development of new business and new offices, and amortization costs related to an acquired business.

Interest Income, Net. Net interest income decreased by $58,000, or 17.4 percent, from $334,000 in the second quarter of fiscal 2000 to $276,000 in the second quarter of fiscal 2001. This decrease resulted primarily from lower cash balances as a result of increase demand for working capital in new areas of business as well as new offices.

Provision for Income Taxes. The provision for income taxes decreased by $673,000 or 37.4 percent, from $1.8 million in the second quarter of fiscal 2000 to $1.1 million in the second quarter of fiscal 2001. Our effective income tax rate decreased from 41.3 percent in the second quarter of fiscal 2000 to 39.4 percent in the second quarter of fiscal 2001. This decrease resulted from adjustments to achieve an effective tax rate of 42.2 percent for the twenty-four weeks ended May 11, 2001.

Minority Interest. Minority interest was an increase in income of $46,000 in the second quarter of fiscal 2000 and a decrease in income of $33,000 in the same quarter of fiscal 2001. Minority interest represents the portion of NeuCo’s net loss or net income after taxes allocable to its minority owners. An additional minority interest stockholder invested in NeuCo during the second quarter of fiscal 2000.

Results of Operations–Twenty-four Weeks Ended May 12, 2000 Compared to Twenty-four Weeks Ended May 11, 2001

Revenues. Revenues increased by $7.0 million, or 18.1 percent, from $38.7 million for the twenty-four weeks ended May 12, 2000, to $45.7 million for the twenty-four weeks ended May 11, 2001. The increase in revenues was due primarily to an increase in the number of employee consultants, an increase in consulting services performed for new and existing clients during the period and, to a lesser extent, increased billing rates for our consultants. Utilization was 75 percent for the twenty-four weeks ended May 12, 2000 as compared to 76 percent for the twenty-four weeks ended May 11, 2001. We experienced revenue increases during the twenty-fours weeks ended May 11, 2001 in both our legal and regulatory consulting services and business consulting services and, in particular, generated significant revenue increases in our chemicals and petroleum, transfer pricing and competition practice areas.

Costs of Services. Costs of services increased by $5.5 million, or 25.6 percent, from $21.7 million in the twenty-four weeks ended May 12, 2000 to $27.2 million in the twenty-four weeks ended May 11, 2001. As a percentage of revenues, costs of services increased from 55.9 percent in the twenty-four weeks ended May 12, 2000 to 59.5 percent in the twenty-four weeks ended May 11, 2001. The increase as a percentage of revenues was due primarily to costs associated with hiring senior staff.

Selling, General, and Administrative. Selling, general and administrative expenses increased by $4.7 million, or 51.3 percent, from $9.2 million in the twenty-four weeks ended May 12, 2000 to $13.9 million in the twenty-four weeks ended May 11, 2001. As a percentage of revenues, selling, general, and administrative expenses increased from 23.7 percent in the twenty-four weeks ended May 12, 2000 to 30.4 percent in the twenty-four weeks ended May 11, 2001. The increase in selling, general, and administrative expenses resulted from bonus payments to outside experts, rent for additional office space, and amortization costs related to an acquired business.

Interest Income, Net. Net interest income decreased from $639,000 in the twenty-four weeks ended May 12, 2000 to $615,000 in the twenty-four weeks ended May 12, 2001. This decrease resulted primarily from lower cash balances as a result of increase demand for working capital in new areas of business as well as new offices.

Provision for Income Taxes. Provision for income taxes decreased from $3.5 million in the twenty-four weeks ended May 12, 2000 to $2.2 million in the twenty-four weeks ended May 11, 2001. Our effective tax rate increased slightly from 41.3% in the twenty-four weeks ended May 12, 2000 to 42.2% in the twenty-four weeks ended May 11, 2001.

Minority Interest. Minority interest in the loss of NeuCo increased from $46,000 in the twenty-four weeks ended May 12, 2000 to $90,000 in the twenty-four weeks ended May 11, 2001. An additional minority interest stockholder invested in NeuCo during the second quarter of fiscal 2000.

Liquidity and Capital Resources

As of May 11, 2001, we had cash and cash equivalents of $15.0 million, available-for-sale securities of $3.5 million, and working capital of $43.9 million. Net cash used in operating activities for the twenty-four weeks ended May 11, 2001 was $5.7 million. Cash used in operating activities resulted primarily from increases in accounts receivable and prepaid expenses of $8.9 million, in excess of net income of $3.1 million.

Net cash generated by investing activities for the twenty-four weeks ended May 11, 2001 was $415,000, consisting of the sale of short-term investments of $2.2 million, which was offset in part by the purchase of $1.8 million of furniture, fixtures, leasehold improvements and computer equipment, much of it related to increased office space.

Our financing activities used cash of $42,000 in the twenty-four weeks ended May 11, 2001. This decrease results from a payment made on notes payable to a former shareholder, offset by proceeds from the sale of stock under our employee stock purchase plan.

We currently have available a $2.0 million revolving line of credit, which is secured by our accounts receivable. This line of credit automatically renews each year on June 30 unless terminated earlier by either Fleet National Bank or us. No borrowings were outstanding under this line of credit as of May 11, 2001.

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

We depend on our antitrust and mergers and acquisitions consulting business

We derive a substantial portion of our revenues from engagements in our antitrust and mergers and acquisitions practice areas. Any substantial reduction in the number or size of our engagements in these practice areas could harm our business. We derive almost all of these revenues from engagements relating to enforcement of United States antitrust laws. Changes in federal antitrust laws, changes in judicial interpretations of these laws, or less vigorous enforcement of these laws as a result of changes in political appointments or priorities or for other reasons could substantially reduce our revenues from engagements in this area. In addition, adverse change in general economic conditions, particularly conditions influencing the merger and acquisition activity of larger companies, could also adversely affect engagements in which we assist clients in proceedings before the Department of Justice and the Federal Trade Commission.

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

Seventeen of our approximately 46 outside experts have entered noncompetition agreements with us. The limitation or termination of any of their relationships with us or competition from any of them after these agreements expire could harm our business.

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

Acquisitions may disrupt our operations or adversely affect our results

We regularly evaluate opportunities to acquire other businesses. The expenses we incur evaluating and pursuing acquisitions could have a material adverse effect on our results of operations. If we acquire a business, we may be unable to manage it profitably or successfully integrate its operations with our own. Moreover, we may be unable to achieve the financial, operational, and other benefits we anticipate from any acquisition. Competition for future acquisition opportunities in our markets could increase the price we pay for businesses we acquire and could reduce the number of potential acquisition targets. Further, acquisitions may involve a number of special risks, such as:

–	one-time charges related to the acquisition

–	diversion of our management’s time, attention, and resources

–	loss of key acquired personnel

–	increased costs to improve or coordinate managerial, operational, financial, and administrative systems

–	dilutive issuances of equity securities

–	the assumption of legal liabilities

–	amortization of acquired intangible assets

–	difficulties in integrating diverse corporate cultures

–	additional conflicts of interests.

The occurrence of any of these events could harm our business.

Fluctuations in our quarterly revenues and results of operations could depress the market price of our common stock

We may experience significant fluctuations in our revenues and results of operations from one quarter to the next. If our revenues or net income in a quarter fall below the expectations of securities analysts or investors, the market price of our common stock could fall significantly. Our results of operations in any quarter can fluctuate for many reasons, including the following:

–	the number of weeks in the quarter

–	the number, scope, and timing of ongoing client engagements

–	the extent to which we can reassign employee consultants efficiently from one engagement to the next

–	employee hiring

–	the extent of discounting or cost overruns

–	collectibility of receivables

–	severe weather conditions and other factors affecting employee productivity.

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

Potential conflicts of interests may preclude us from accepting some engagements

We provide our services primarily in connection with significant or complex transactions, disputes, or other matters that are usually adversarial or that involve sensitive client information. Our engagement by a client frequently precludes us from accepting engagements with the client’s competitors or adversaries because of conflicts between their interests or positions on disputed issues or other reasons. Accordingly, the number of both potential clients and potential engagements is limited. Moreover, in many industries in which we provide consulting services, there has been a continuing trend toward business consolidations and strategic alliances. These consolidations and alliances reduce the number of potential clients for our services and increase the chances that we will be unable to continue some of our ongoing engagements or accept new engagements as a result of conflicts of interests. Any of these events could harm our business.

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

Our engagements may result in professional liability

Our services typically involve difficult analytical assignments and carry risks of professional and other liability. Many of our engagements involve matters that could have a severe impact on the client’s business, cause the client to lose significant amounts of money, or prevent the client from pursuing desirable business opportunities. Accordingly, if a client is dissatisfied with our performance, the client could threaten or bring litigation in order to recover damages or to contest its obligation to pay our fees. Litigation alleging that we performed negligently or otherwise breached our obligations to the client could expose us to significant liabilities and tarnish our reputation. These liabilities could harm our business.

We are involved in litigation with a competitor, which may harm our financial position, results of operations and our ability to do business

As a result of litigation we instituted against PA Consulting, it is possible that we will have to pay substantial damages or restrict the way we do business and that we will lose valuable business opportunities. Any of these outcomes could harm our financial position, results of operations and our ability to do business. We hired a number of former employees of PA Consulting and, with them, sought a declaratory judgment regarding our respective rights and responsibilities regarding the solicitation of PA Consulting’s employees and clients and the provision of services to those clients. PA Consulting has asserted counterclaims alleging that we induced some of these employees to breach agreements not to engage in these activities, as well as agreements not to reveal confidential information to us. Although we deny these allegations, the outcome of litigation is unpredictable and may not be favorable to us. Moreover, litigation is expensive and time-consuming and may distract our management, which could also seriously harm our business.

The price of our common stock may be volatile

Our stock price has been volatile. Many factors may cause the market price of our common stock to fluctuate significantly, including the following:

–	variations in our quarterly results of operations

–	the hiring or departure of key personnel or outside experts

–	changes in our professional reputation

–	the introduction of new services by us or our competitors

–	acquisitions or strategic alliances involving us or our competitors

–	changes in accounting principles

–	changes in the legal and regulatory environment affecting clients

–	changes in estimates of our performance or recommendations by securities analysts

–	future sales of shares of common stock in the public market

–	market conditions in the industry and the economy as a whole.

In addition, the stock market has recently experienced extreme price and volume fluctuations. These fluctuations are often unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. When the market price of a company’s stock drops significantly, stockholders often institute securities class action litigation against that company. Any litigation against us could cause us to incur substantial costs, divert the time and attention of our management and other resources, or otherwise harm our business.

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

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

As of May 11, 2001, we were exposed to market risks, which primarily include changes in U.S. interest rates.

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

PART II. OTHER INFORMATION

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

ITEM 4. Submission of Matters to a Vote of Security Holders

On April 20, 2001, we held our annual meeting of stockholders. Matters voted on and the results of those votes are set forth below:

1.	Our stockholders elected James C. Burrows, Franklin M. Fisher, and Carl B. Shapiro to serve as Class III directors for three-year terms.

The votes cast to elect the Class III directors were:

Name	For	Withheld

James C. Burrows	7,327,298	47,576

Franklin M. Fisher	7,327,198	47,676

Carl B. Shapiro	7,327,498	47,376

2.	Our stockholders ratified the appointment of Ernst & Young LLP as our independent accountants.

The votes cast to ratify the appointment of Ernst & Young LLP as our independent accountants were:

For	Against

7,353,823	20,626

There were 425 abstentions on this proposal.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

None.

(b)	Reports on Form 8-K

We did not file any reports on Form 8-K during the quarter ended May 11, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Charles River Associates Incorporated

Date: June 22, 2001	By:	/s/ James C. Burrows

James C. Burrows President and Chief Executive Officer (Principal Executive Officer)

Date: June 22, 2001	By:	/s/ Marybeth Celorier

Marybeth Celorier Vice President & Treasurer (Principal Financial and Accounting Officer)