Form 10-Q
period 2001-08-31
CHARLES RIVER ASSOCIATES INC
filed 2001-10-12
CIK 1053706

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended August 31, 2001

or

☐ Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

Commission file number: 000-24049

Charles River Associates Incorporated

(Exact name of registrant as specified in its charter)

Massachusetts	04-2372210

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Clarendon Street, T-33, Boston, Massachusetts	02116-5092

(Address of principal executive offices)	(Zip Code)

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

Yes  ☑       No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

     As of October 12, 2001 CRA had outstanding 9,107,529 shares of common stock.

Charles River Associates Incorporated
INDEX

		PAGE

PART I	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Consolidated Statements of Income – Sixteen and forty weeks ended August 31, 2001 and September 1, 2000	3

	Consolidated Balance Sheets – August 31, 2001 and November 25, 2000	4

	Consolidated Statements of Cash Flows – Forty weeks ended August 31, 2001 and September 1, 2000	5

	Notes to Consolidated Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk	19

PART II	OTHER INFORMATION

ITEM 1.	Legal Proceedings	20

ITEM 6.	Exhibits and Reports on Form 8-K	21

Signatures		22

PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

Charles River Associates Incorporated
Consolidated Statements of Income
(In thousands, except share and per share data)
(unaudited)

	Sixteen Weeks Ended		Forty Weeks Ended

	September 1,	August 31,	September 1,	August 31,
	2000	2001	2000	2001

Revenues	$23,953	$34,914	$62,667	$80,625

Costs of services	13,056	20,926	34,709	48,117

Gross profit	10,897	13,988	27,958	32,508

Selling, general and administrative	6,621	9,809	15,807	23,707

Income from operations	4,276	4,179	12,151	8,801

Interest income, net	538	308	1,177	923

Income before provision for income taxes and minority interest	4,814	4,487	13,328	9,724

Provision for income taxes	(1,987)	(1,894)	(5,502)	(4,104)

Income before minority interest	2,827	2,593	7,826	5,620

Minority interest	117	(186)	163	(96)

Net income	$2,944	$2,407	$7,989	$5,524

Net income per share:

Basic	$0.34	$0.26	$0.92	$0.61

Diluted	$0.34	$0.26	$0.91	$0.60

Weighted average number of shares outstanding:

Basic	8,685,661	9,107,529	8,685,235	9,106,611

Diluted	8,685,661	9,286,514	8,743,730	9,181,589

See accompanying notes.

Charles River Associates Incorporated
Consolidated Balance Sheets
(In thousands, except share data)

	November 25, 2000	August 31, 2001

		(unaudited)
Assets

Current assets:

Cash and cash equivalents	$20,305	$19,901

Available-for-sale securities	5,758	4,382

Accounts receivable, net of allowances of $1,321 in 2000 and $1,203 in 2001 for doubtful accounts	18,338	20,880

Unbilled services	11,162	14,446

Refundable income taxes	419	344

Prepaid expenses	602	763

Deferred income taxes	636	636

Total current assets	57,220	61,352

Property and equipment, net	5,942	7,031

Goodwill, net of accumulated amortization of $1,089 in 2000 and $1,763 in 2001	14,810	18,075

Intangible assets, net of accumulated amortization of $337 in 2000 and $505 in 2001	1,205	1,109

Other assets	1,103	3,484

Total assets	$80,280	$91,051

Liabilities and stockholders’ equity

Current liabilities:

Accounts payable	$3,978	$4,754

Accrued expenses	10,113	10,820

Deferred revenue and other liabilities	105	125

Current portion of notes payable	177	2,453

Total current liabilities	14,373	18,152

Notes payable, net of current portion	102	1,220

Deferred rent	1,640	1,544

Minority interest	1,827	1,923

Commitments and contingencies

Stockholders’ equity:

Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	––	––

Common stock, no par value; 25,000,000 shares authorized; 9,091,523 shares in 2000 and 9,107,529 shares in 2001 issued and outstanding	45,737	45,992

Receivable from stockholder	(4,500)	(4,500)

Deferred compensation	(112)	(111)

Retained earnings	21,362	26,886
Foreign currency translation	(149)	(55)

Total stockholders’ equity	62,338	68,212

Total liabilities and stockholders’ equity	$80,280	$91,051

See accompanying notes.

Charles River Associates Incorporated
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Forty Weeks Ended

	September 1,	August 31,
	2000	2001

Operating activities:

Net income	$7,989	$5,524

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization	1,589	2,558

Deferred rent	(176)	(96)

Minority interest	(163)	96

Changes in operating assets and liabilities:

Accounts receivable	(5,048)	(2,542)

Unbilled services	3,734	(3,284)

Prepaid expenses and other assets	(1,610)	(2,467)

Accounts payable, accrued expenses, and other liabilities	(5,049)	1,503

Net cash provided by operating activities	1,266	1,292

Investing activities:

Purchase of property and equipment	(2,044)	(2,684)

Sale of available-for-sale securities	3,625	1,376

Net cash provided by (used in) investing activities	1,581	(1,308)

Financing activities:

Payments on notes payable	(472)	(616)

Issuance of common stock	35	134

Costs related to issuance of common stock	(115)	––

Net investment by minority interest	3,367	––

Net cash provided by (used in) financing activities	2,815	(482)

Effect of exchange rate changes on cash	(19)	94

Net increase (decrease) in cash and cash equivalents	5,643	(404)

Cash and cash equivalents at beginning of period	20,176	20,305

Cash and cash equivalents at end of period	$25,819	$19,901

Supplemental cash flow information:

Cash paid for income taxes	$7,345	$3,230

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

2.  Unaudited Interim Consolidated Financial Statements and Estimates

     The consolidated statements of income for the sixteen and forty weeks ended September 1, 2000 and August 31, 2001, the consolidated balance sheet as of August 31, 2001, and the consolidated statements of cash flows for the forty weeks ended September 1, 2000 and August 31, 2001, are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of CRA’s consolidated financial position, results of operations, and cash flows.

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

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, “Revenue Recognition in Financial Statements.” SAB 101 clarifies the SEC staff’s views on applying generally accepted accounting principles to revenue recognition in financial statements. CRA is required to adopt SAB 101 in the current fiscal year (fiscal 2001). The adoption of this SAB is not expected to have a significant impact on CRA’s financial statements.

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

8.   Goodwill

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and other intangibles with indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     CRA will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003 (or the first quarter of fiscal 2002, if CRA chooses to adopt the new rules early). Application of the non-amortization provisions of the Statement is expected to result in an increase in net income of approximately $500,000 (or $0.05 per share, based on shares outstanding as of August 31, 2001) in the year of adoption. During fiscal 2003 (or fiscal 2002, if CRA chooses to adopt the new rules early), CRA will perform the first of the required impairment tests of goodwill and indefinite life intangible assets, if any, as of December 1, 2002 (or November 25, 2001, if CRA chooses to adopt the new rules early) and has not yet determined what the effect of these tests will be on CRAs, earnings and financial position.

     Goodwill resulting from CRA's acquisition of a business on July 18, 2001 is not being amortized. However, previously acquired goodwill will continue to be amortized (over 15-20 year life) until the first quarter of fiscal 2003 (or the first quarter of fiscal 2002, if CRA chooses to adopt the new rules early). The impairment provisions of Statement 142 are not applicable to the recently acquired goodwill or the previously acquired goodwill until the first quarter of fiscal 2003 (or first quarter of fiscal 2002, if CRA chooses to adopt the new rules early).

Charles River Associates Incorporated
Notes to Consolidated Financial Statements
(Unaudited)

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

11.   Net Income per Share

     Basic earnings per share represent net income divided by the weighted average number of shares of common stock outstanding during the period. Weighted average shares used in diluted earnings per share include common stock equivalents arising from stock options using the treasury-stock method. Reconciliation of basic to diluted weighted average shares of common stock outstanding is as follows (in thousands):

	Sixteen Weeks Ended		Forty Weeks Ended

	Sept. 1,	August 31,	Sept. 1,	August 31,
	2000	2001	2000	2001

Basic weighted average shares outstanding	8,686	9,108	8,685	9,107

Weighted average equivalent shares	––	179	59	75

Diluted weighted average shares outstanding	8,686	9,287	8,744	9,182

Charles River Associates Incorporated
Notes to Consolidated Financial Statements
(Unaudited)

12.   Comprehensive Income

     Comprehensive income represents net income reported by CRA in the accompanying consolidated statements of income adjusted for changes in CRA’s foreign currency translation account. A reconciliation is as follows (in thousands):

	Forty Weeks Ended

	September 1,	August 31,
	2000	2001

Net income	$7,989	$5,524

Change in foreign currency translation	(19)	94

Comprehensive income	$7,970	$5,618

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

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     Except for historical facts, the statements in this quarterly report are forward-looking statements. Forward-looking statements are merely our current predictions of future events. These statements are inherently uncertain, and actual events could differ materially from our predictions. Important factors that could cause actual events to vary from our predictions include those discussed below under the heading “– Factors Affecting Future Performance.” We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to carefully review the risk factors described in this quarterly report and in the other documents that we file with the Securities and Exchange Commission. You can read these documents atwww.sec.gov.

Results of Operations–Sixteen weeks Ended September 1, 2000 Compared to Sixteen weeks Ended August 31, 2001.

     Revenues. Revenues increased $10.9 million, or 45.8 percent, from $24.0 million for the third quarter of fiscal 2000 to $34.9 million for the third quarter of fiscal 2001. The increase in revenues was due primarily to an increase in the number of employee consultants, an increase in consulting services performed for new and existing clients during the period, and to a lesser extent, increased billing rates for our consultants. Utilization was 74 percent for the third quarter of fiscal 2000 as compared to 78 percent for the third quarter of fiscal 2001. The total number of employee consultants increased from 235 at the end of the third quarter of fiscal 2000 to 275 at the end of the third quarter of fiscal 2001. We experienced revenue increases during the third quarter of fiscal 2001 in our legal and regulatory consulting services and business consulting services and, in particular, generated significant revenue increases in our electric utility and restructuring, competition, chemicals and petroleum, and pharmaceuticals practice areas.

     Costs of Services. Costs of services increased by $7.9 million, or 60.3 percent, from $13.1 million in the third quarter of fiscal 2000 to $20.9 million in the third quarter of fiscal 2001. As a percentage of revenues, costs of services increased from 54.5 percent in the third quarter of fiscal 2000 to 59.9 percent in the third quarter of fiscal 2001. The increase as a percentage of revenues was due primarily to costs associated with having a higher percentage of senior staff relative to junior staff.

     Selling, General, and Administrative. Selling, general, and administrative expenses increased by $3.2 million, or 48.1 percent, from $6.6 million in the third quarter of fiscal 2000 to $9.8 million in the third quarter of fiscal 2001. As a percentage of revenues, selling, general, and administrative expenses increased from 27.6 percent in the third quarter of fiscal 2000 to 28.1 percent in the third quarter of fiscal 2001. Contributing to the increase were rent for additional office space, bonus payments to outside experts, legal and other professional fees, and travel related to the development of new business and new offices.

     Interest Income, Net. Net interest income decreased by $230,000, or 42.8 percent, from $538,000 in the third quarter of fiscal 2000 to $308,000 in the third quarter of fiscal 2001. This decrease resulted primarily from lower cash balances as a result of increase demand for working capital in new areas of business as well as new offices.

     Provision for Income Taxes. The provision for income taxes decreased by $93,000 or 4.7 percent, from $2.0 million in the third quarter of fiscal 2000 to $1.9 million in the third quarter of fiscal 2001. Our effective income tax rate increased slightly from 41.3 percent in the third quarter of fiscal 2000 to 42.2 percent in the third quarter of fiscal 2001.

     Minority Interest. Minority interest represents the portion of NeuCo’s net loss or net income after taxes allocable to its minority owners. Minority interest increased income $117,000 in the third quarter of fiscal 2000 and decreased income by $186,000 in the same quarter of fiscal 2001. Profitability of NeuCo in the third quarter of fiscal 2001 was due principally to increased revenue resulting from increased sales volume from additional contracts.

Results of Operations–Forty Weeks Ended September 1, 2000 Compared to Forty Weeks Ended August 31, 2001

     Revenues. Revenues increased by $17.9 million, or 28.7 percent, from $62.7 million for the forty weeks ended September 1, 2000 to $80.6 million for the forty weeks ended August 31, 2001. The increase in revenues was due primarily to an increase in the number of employee consultants, an increase in consulting services performed for new and existing clients during the period and, to a lesser extent, increased billing rates for our consultants. Utilization was 75 percent for the forty weeks ended September 1, 2000 as compared to 76 percent for the forty weeks ended August 31, 2001. We experienced revenue increases during the forty weeks ended August 31, 2001 in both our legal and regulatory consulting services and business consulting services and, in particular, generated significant revenue increases in our electric utility and restructuring, chemicals and petroleum, transfer pricing and competition practice areas.

     Costs of Services. Costs of services increased by $13.4 million, or 38.6 percent, from $34.7 million in the forty weeks ended September 1, 2000 to $48.1 million in the forty weeks ended August 31, 2001. As a percentage of revenues, costs of services increased from 55.4 percent in the forty weeks ended September 1, 2000 to 59.7 percent in the forty weeks ended August 31, 2001. The increase as a percentage of revenues was due primarily to costs associated with having a higher percentage of senior staff relative to junior staff.

     Selling, General, and Administrative. Selling, general and administrative expenses increased by $7.9 million, or 50.0 percent, from $15.8 million in the forty weeks ended September 1, 2000 to $23.7 million in the forty weeks ended August 31, 2001. As a percentage of revenues, selling, general, and administrative expenses increased from 25.2 percent in the forty weeks ended September 1, 2000 to 29.4 percent in the forty weeks ended August 31, 2001. The increase in selling, general, and administrative expenses resulted from bonus payments to outside experts, costs associated with additional office space such as rent and staff, amortization costs related to an acquired business, legal and other professional fees, and travel related to the development of new business and new offices.

     Interest Income, Net. Net interest income decreased from $1.2 million in the forty weeks ended September 1, 2000 to $0.9 million in the forty weeks ended August 31, 2001. This decrease resulted primarily from lower cash balances as a result of increased demand for working capital in new areas of business as well as new offices.

     Provision for Income Taxes. Provision for income taxes decreased from $5.5 million in the forty weeks ended September 1, 2000 to $4.1 million in the forty weeks ended August 31, 2001. Our effective tax rate increased slightly from 41.3% in the forty weeks ended September 1, 2000 to 42.2% in the forty weeks ended August 31, 2001.

     Minority Interest. Minority interest represents the portion of NeuCo’s net loss or net income after taxes allocable to its minority owners. Minority interest increased income $163,000 in the forty weeks ended September 1, 2000 and decreased income by $96,000 in the forty weeks ended August 31, 2001. Profitability of NeuCo in the forty weeks ended August 31, 2001 was due principally to increased revenue resulting from increased sales volume from additional contracts.

Liquidity and Capital Resources

     As of August 31, 2001, we had cash and cash equivalents of $19.9 million, available-for-sale securities of $4.4 million, and working capital of $43.2 million. Net cash provided by operating activities for the forty weeks ended August 31, 2001 was $1.3 million, consisting primarily of net income of $5.5 million and an increase in accounts payable and accrued expenses of $1.5 million, offset in part by increases in accounts receivable, and unbilled services of $5.8 million.

     Net cash used in investing activities for the forty weeks ended August 31, 2001 was $1.3 million, consisting primarily of $2.7 million for the purchase of property and equipment, much of it related to increased office space. This decrease in cash was offset in part by the sale of short-term investments of $1.4 million.

     Our financing activities used cash of $482,000 in the forty weeks ended August 31, 2001. This decrease results from payments made on notes payable, offset by proceeds from the sale of stock under our employee stock purchase plan.

     We currently have available a $2.0 million revolving line of credit, which is secured by our accounts receivable. This line of credit automatically renews each year on June 30 unless terminated earlier by either our bank or us. No borrowings were outstanding under this line of credit as of August 31, 2001.

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

Factors Affecting Future Performance

We depend upon only a few key employees to generate revenue

     Our business consists primarily of the delivery of professional services, and accordingly, our success depends heavily on the efforts, abilities, business generation capabilities, and project execution of our employee consultants. Most of our employee consultants are employees at will and they can terminate their relationships with us at anytime. If we lose the services of any employee consultant or if our employee consultants fail to generate business or otherwise fail to perform effectively, that loss or failure could harm our business. The noncompetition agreements that we have with many of our employee consultants offer us only limited protection and may not be enforceable in every jurisdiction.

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

Acquisitions may disrupt our operations or adversely affect our results

     We regularly evaluate opportunities to acquire other businesses. The expenses we incur evaluating and pursuing acquisitions could have a material adverse effect on our results of operations. If we acquire a business, we may be unable to manage it profitably or successfully integrate its operations with our own. Moreover, we may be unable to achieve the financial, operational, and other benefits we anticipate from any acquisition. Competition for future acquisition opportunities in our markets could increase the price we pay for businesses we acquire and could reduce the number of potential acquisition targets. Further, acquisitions may involve a number of special risks, such as:

•	one-time charges related to the acquisition

•	diversion of our management’s time, attention, and resources

•	loss of key acquired personnel

•	increased costs to improve or coordinate managerial, operational, financial, and administrative systems

•	dilutive issuances of equity securities

•	the assumption of legal liabilities

•	amortization of acquired intangible assets

•	difficulties in integrating diverse corporate cultures

•	additional conflicts of interests.

     The occurrence of any of these events could harm our business.

Fluctuations in our quarterly revenues and results of operations could depress the market price of our common stock

     We may experience significant fluctuations in our revenues and results of operations from one quarter to the next. If our revenues or net income in a quarter fall below the expectations of securities analysts or investors, the market price of our common stock could fall significantly. Our results of operations in any quarter can fluctuate for many reasons, including the following:

•	the number of weeks in the quarter

•	the number, scope, and timing of ongoing client engagements

•	the extent to which we can reassign employee consultants efficiently from one engagement to the next

•	employee hiring

•	the extent of discounting or cost overruns

•	collectibility of receivables

•	severe weather conditions and other factors affecting employee productivity.

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

The price of our common stock may be volatile

     Our stock price has been volatile. Many factors may cause the market price of our common stock to fluctuate significantly, including the following:

•	variations in our quarterly results of operations

•	the hiring or departure of key personnel or outside experts

•	changes in our professional reputation

•	the introduction of new services by us or our competitors

•	acquisitions or strategic alliances involving us or our competitors

•	changes in accounting principles

•	changes in the legal and regulatory environment affecting clients

•	changes in estimates of our performance or recommendations by securities analysts

•	future sales of shares of common stock in the public market

•	market conditions in the industry and the economy as a whole.

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

ITEM 3.   Quantitative and Qualitative Disclosure About Market Risk

     As of August 31, 2001, we were exposed to market risks, which primarily include changes in U.S. interest rates.

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

PART II.   OTHER INFORMATION

ITEM 1.   Legal Proceedings

     In connection with our acquisition of a business from PA Consulting Group, Inc., all litigation between PA Consulting and us and our employees, which litigation we described in our Form 10-Q for the quarterly period ended May 11, 2001, was dismissed with prejudice on July 18, 2001.

ITEM 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description

10.1	1998 Incentive and Nonqualified Stock Option Plan, as amended (including the UK Approved Part of the Plan as Appendix A)

(b)	Reports on Form 8-K

We did not file any reports on Form 8-K during the quarter ended August 31, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Charles River Associates Incorporated

Date: October 12, 2001	By:	/s/ James C. Burrows James C. Burrows President and Chief Executive Officer (Principal Executive Officer)

Date: October 12, 2001	By:	/s/ Michael J. Tubridy Michael J. Tubridy Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)