Form 10-K
period 2001-11-24
CHARLES RIVER ASSOCIATES INC
filed 2002-02-12
CIK 1053706

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 24, 2001

Commission file number: 000-24049

Charles River Associates Incorporated

(Exact name of registrant as specified in its charter)

Massachusetts	04-2372210
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Clarendon Street, T-33, Boston, MA (Address of principal executive offices)	02116-5092 (Zip code)

617-425-3000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, No Par Value

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 8, 2002 (based on the closing sale price of $20.49 as quoted on the Nasdaq National Market as of that date) was approximately $156,119,000 based on information available to CRA as of February 8, 2002. Outstanding shares of common stock beneficially owned by executive officers and directors of the registrant have been excluded from this computation because these persons may be deemed to be affiliates. The fact that these persons have been deemed affiliates for purposes of this computation should not be considered a conclusive determination for any other purpose.

      As of February 8, 2002, CRA had outstanding 9,024,029 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

      The information required for Part III of this annual report is incorporated by reference from the registrant’s definitive proxy statement for its 2002 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended November 24, 2001.

CHARLES RIVER ASSOCIATES INCORPORATED

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED NOVEMBER 24, 2001

PART I

Item 1 — Business

Forward-Looking Statements

      Except for historical facts, the statements in this annual report are forward-looking statements. Forward-looking statements are merely our current predictions of future events. These statements are inherently uncertain, and actual events could differ materially from our predictions. Important factors that could cause actual events to vary from our predictions include those discussed in this annual report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Future Performance.” We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to carefully review the risk factors described in this annual report and in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

Introduction

      Charles River Associates, Inc. (“CRA”) is a leading economic and business consulting firm that applies advanced analytic techniques and in-depth industry knowledge to complex engagements for a broad range of clients. Founded in 1965, our firm provides original, authoritative advice to law firms, corporations, and governments around the world. We are often retained in high-stakes matters, such as multibillion-dollar mergers and acquisitions, new product introductions, major capital investment decisions, and complex litigation, the outcomes of which often have significant implications or consequences for the parties involved. The firm offers two types of services: legal and regulatory consulting and business consulting. We work with law firms and businesses involved in litigation and regulatory proceedings with expert advice on highly technical issues, such as the competitive effects of mergers and acquisitions, calculations of damages, measurement of market share and market concentration, liability analysis in securities fraud cases, and the impact of increased regulation. We use our expertise in economics, finance, and business analysis to offer our clients consulting services for strategic issues, such as establishing pricing strategies, estimating market demand, valuing intellectual property and other assets, assessing competitors’ actions, and analyzing new sources of supply. Our analytical expertise in advanced economic and financial methods is complemented by our in-depth expertise in specific industries, including chemicals, electric power and other energies, healthcare and pharmaceuticals, materials and manufacturing, media and telecommunications, aerospace and defense, and transportation.

      We provide our services primarily through our highly credentialed and experienced staff of employee consultants. As of November 24, 2001, the firm employed 293 professionals, including 96 employee consultants with Ph.D.s and 89 employee consultants with other advanced degrees. Our consultants have backgrounds in a wide range of disciplines, including economics, business, corporate finance, materials sciences, and engineering. The firm is extremely selective in its hiring of consultants, recruiting from leading universities, industry, and government. Many of our employee consultants are nationally recognized as experts in their respective fields and have published scholarly articles, lectured extensively, and have been quoted in the press. To enhance the expertise we provide to our clients, we maintain close working relationships with a select group of renowned academic and industry experts, or outside experts.

      We have domestic offices in Boston, Massachusetts; College Station, Texas; Los Angeles, Oakland, and Palo Alto, California; Salt Lake City, Utah; and Washington, D.C., as well as international offices in London, United Kingdom; Melbourne, Australia; Mexico City, Mexico; Toronto, Canada; and Wellington, New Zealand.

      We have completed more than 4,700 engagements for clients including major law firms; domestic and foreign corporations; federal, state, and local government agencies; governments of foreign countries; public and private utilities; and national and international trade associations. Our clients come from a broad range of industries, and in fiscal 2001, no single client accounted for more than 10 percent of our revenues.

Industry Overview

      Businesses are operating in an increasingly complex environment. Expanding access to powerful computers and software is providing companies with almost instantaneous access to a wide range of internal information, such as supply costs, inventory values, and sales and pricing data, as well as external information, such as market demand forecasts and customer buying patterns. The Internet has changed traditional distribution channels, thereby eliminating barriers to entry in many industries and spurring new competition. At the same time, markets are becoming increasingly global, offering companies the opportunity to expand their presence throughout the world and exposing them to increased competition and the uncertainties of foreign operations. Many industries are rapidly consolidating as companies pursue mergers and acquisitions in response to an increase in competitive pressures and to expand their market opportunities. In addition, companies are relying to a greater extent on technological and business innovations to improve efficiency, thus increasing the importance of strategically analyzing their businesses and developing and protecting new technology. As a result of this increasingly competitive and complex business environment, companies must constantly gather, analyze, and use available information to enhance their business strategies and operational efficiencies.

      The increasing complexity and changing nature of the business environment is also forcing governments to modify their regulatory strategies. For example, industries such as healthcare are subject to frequently changing regulations and other industries, such as telecommunications and electric power, have been significantly impacted due to deregulation. These constant changes in the regulatory environment have led to frequent litigation and interaction with government agencies as companies attempt to interpret and react to the implications of this changing environment. Furthermore, as the general business and regulatory environment becomes more complex, corporate litigation has also become more complicated, protracted, expensive, and important to the parties involved.

      As a result, companies are increasingly relying on sophisticated economic and financial analysis to solve complex problems and improve decision-making. Economic and financial models provide the tools necessary to analyze a variety of issues confronting businesses, such as interpretation of sales data, effects of price changes, valuation of assets, assessment of competitors’ activities, evaluation of new products, and analysis of supply limitations. Governments are also relying, to an increasing extent, on economic and finance theory to measure the effects of anticompetitive activity, evaluate mergers and acquisitions, change regulations, implement auctions to allocate resources, and establish transfer pricing rules. Finally, litigants and law firms are using economic and finance theory to help determine liability and to calculate damages in complex and high-stakes litigation. As the need for complex economic and financial analysis becomes more widespread, we believe that companies and governments are turning to outside consultants for access to the specialized expertise, experience, and prestige that are not available to them internally.

Competitive Strengths

      Since 1965, we have been committed to providing sophisticated consulting services to our clients. We believe that the following factors have been critical to our success.

      Strong Reputation for High-Quality Consulting. For more than 36 years, we have been a leader in providing sophisticated economic analysis and original, authoritative studies for clients involved in complex litigation and regulatory proceedings. As a result, we believe we have established a strong reputation among leading law firm and business clients as a preferred source of expertise in economics, finance, business, and strategy consulting, as evidenced by our high level of repeat business and significant referrals from existing clients. In fiscal 2001, approximately 83 percent of our revenues resulted from ongoing engagements and new engagements for existing clients. In addition, we believe our significant name recognition, which we developed as a result of our work on many high-profile litigation and regulatory engagements, has enhanced the development of our business consulting practice.

      Highly Educated, Experienced, and Versatile Consulting Staff. We believe our most important asset is our base of employee consultants, particularly our senior consultants. Of our 293 employee consultants as of November 24, 2001, 173 were either officers, principals, or senior associates, nearly all of whom have a Ph.D. or a master’s degree. Many of these senior employee consultants are nationally recognized as experts in their respective fields. In addition to their expertise in a particular field, most of our employee consultants are able to apply their skills across numerous practice areas. This flexibility in staffing engagements is critical to our ability to apply our resources as needed to meet the demands of our clients. As a result, we seek to hire consultants who not only have strong analytical skills, but who are also creative, intellectually curious, and driven to develop expertise in new practice areas and industries.

      Strong Corporate Culture. Our success has resulted in part from our strong corporate culture. We believe consultants are attracted to the firm because of our more than 36-year history; our strong reputation; the credentials, experience, and reputation of our employee consultants; the opportunity to work on an array of matters and with a broad group of renowned outside experts; and our collegial atmosphere. Our attractiveness as an employer is reflected in our relatively low turnover rate among employees, which was 6 percent for fiscal 2001.

      Industry Expertise. By maintaining expertise in certain industries, we are able to offer clients creative and pragmatic advice tailored to their specific markets. This industry expertise differentiates us from many of our competitors and has been developed over decades of providing sophisticated consulting services to a diverse group of clients in industries such as chemicals, electric power and other energies, healthcare and pharmaceuticals, materials and manufacturing, media and telecommunications, aerospace and defense, and transportation. We believe we have developed a strong reputation and substantial name recognition within these specific industries, which has led to repeat business and new engagements from clients in those markets.

      Broad Range of Services. By offering clients both legal and regulatory consulting services and business consulting services, we are able to satisfy an array of client needs, ranging from expert testimony for complex lawsuits to designing global business strategies. This broad range of expertise enables us to take an interdisciplinary approach to certain engagements, combining economists and experts in one area with specialists in other disciplines. We emphasize our diverse capabilities to clients and we regularly cross-market within our service areas. For example, a client that we assist in a litigation matter may later retain us for a business consulting assignment.

      Access to Leading Academic and Industry Experts. To enhance the expertise we provide to our clients, we maintain close working relationships with a select group of outside experts. Depending on client needs, we use outside experts for their specialized expertise, assistance in conceptual problem-solving, and expert witness testimony. We work regularly with renowned professors at Brigham Young University, Cornell University, Georgetown University, Harvard University, the Massachusetts Institute of Technology, Stanford University, Texas A&M University, the University of California at Berkeley, the University of California at Los Angeles, the University of Toronto, the University of Virginia, and other leading universities. Outside experts also generate business for us and provide us access to other leading academic and industry experts. By establishing affiliations with prestigious outside experts, we further enhance our reputation as a leading source of sophisticated economic and financial analysis. We have exclusive relationships with 22 outside experts as of November 24, 2001.

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

      In our business consulting practice, we typically provide services directly to companies seeking assistance with strategic issues that require expert economic or financial analysis. Many of these matters involve “mission-critical” decisions for the client, such as positioning and pricing a new product or developing a new technological process. We apply a highly analytical, quantitative approach to help companies analyze and respond to market forces and competitive pressures that affect their businesses. We advise our clients in many of the same areas in which we provide legal and regulatory consulting, such as finance and mergers and acquisitions. Applying our in-depth knowledge of specific industries, we are able to provide insightful, value-added advice to our clients. We offer clients practical and creative advice by challenging conventional approaches and generally avoiding predetermined solutions or methodologies.

      Engagements in our two service areas often involve similar areas of expertise and address related issues, and it is common for our consultants to work on engagements in both service areas. We estimate that we derived approximately 53 percent of our revenues in fiscal 2001 from legal and regulatory consulting, approximately 42 percent from business consulting, and approximately 5 percent from NeuCo, our majority-owned subsidiary.

      We offer our clients a wide range of legal, regulatory, and business consulting services, including the following:

Legal and Regulatory Consulting

Area of Expertise	Description of Services

Antitrust	Expert testimony and analysis to support law firms involved in antitrust litigation. Areas of expertise include collusion, price signaling, monopolization, tying, exclusionary conduct, resale price maintenance, predatory pricing, and price discrimination.

Mergers and Acquisitions	Economic analysis to assist clients in obtaining domestic and foreign regulatory approvals, in proceedings before agencies including the Federal Trade Commission and the Department of Justice. Analysis includes simulating the effects of mergers on prices, estimating demand elasticities, designing and administering customer and consumer surveys, and studying possible acquisition-related synergies.

Intellectual Property	Consulting and expert testimony in patent, trademark, copyright, trade secret, and unfair competition disputes. Services include valuing property rights and estimating lost profits, reasonable royalties, unjust enrichment, and prejudgment interest.

Transfer Pricing	Advising clients with foreign operations regarding the establishment of transfer prices to improve tax position. Analysis includes assessment of functions and risks, valuation of intangible assets, and analysis of variations in tax laws. Expert testimony for clients involved in domestic and foreign lawsuits relating to transfer pricing.

Environment	Expert testimony and consulting for environmental disputes in litigation proceedings and before government agencies. Services include determining responsibility for cleanups; estimating damages for spills, disposals, and other environmental injuries; performing regulatory cost-benefit analysis; and developing innovative compliance techniques, such as emissions trading.

International Trade	Expert testimony and consulting in international trade disputes. Expertise includes antidumping, countervailing duty examinations, and other disputes involving a wide range of industries and numerous countries.

Damages	Calculation of damages and critiquing opposing estimates of damages in complex commercial litigation. Analysis of specific economic attributes, such as price and sales volume, using expertise in applied microeconomics and econometrics.

Business Consulting

Area of Expertise	Description of Services

Business Strategy	Advising clients on investment opportunities, cost-reduction programs, turnaround strategies, risk management, capital investments, due diligence investigations, valuations, and pricing strategies. Assessment of the strategic and financial fit of acquisition candidates. Analysis includes assessment of competitive advantages, efficiencies, and antitrust implications of acquisitions.

Finance	Valuations of businesses, products, intellectual property, contracts, and securities. Expert testimony on valuation theory. Risk assessment for derivative securities. Computations of damages and liability analysis in securities fraud cases.

Market Analysis	Advising clients on product introductions positioning, pricing strategies, competitive threats and probable market reactions to proposed actions. Analysis includes identifying and understanding market trends, measuring market size, estimating supply and demand balances, analyzing procurement strategies, and evaluating the impact of government regulations.

Technology Management	Assisting clients in managing industrial technologies from assessment through implementation, including analysis of the development process for products and services. Assessing the commercialization of new technologies by quantifying the costs and benefits of obtaining and implementing new technology. Conducting competitive analyses through statistical comparisons of key factors, such as raw materials costs and productivity.

      NeuCo. NeuCo, our majority-owned subsidiary, develops and markets a family of neural network software tools and complementary application consulting services that are currently focused on electric utilities. NeuCo’s products and services are designed to help utilities maximize the use of their power plants by improving heat rate, reducing emissions, overcoming operating constraints, and increasing output capability. NeuCo earned revenues of approximately $1.1 million in fiscal 1999, $2.8 million in fiscal 2000, and $5.1 million in fiscal 2001. NeuCo sustained net losses after provision for income taxes of approximately $233,000 in fiscal 1999 and $139,000 in fiscal 2000, and generated a profit of approximately $839,000 in fiscal 2001. There are no assurances that NeuCo will remain profitable in the future.

Industry Expertise

      We believe our ability to combine expertise in advanced economic and financial methods with in-depth knowledge of particular industries is one of our key competitive strengths. By maintaining expertise in certain industries, we provide clients practical advice tailored to their specific markets. This industry expertise, which we developed over decades of providing sophisticated consulting services to a diverse group of clients in many industries, differentiates us from many of our competitors. We believe that we have developed a strong reputation and substantial name recognition within specific industries, which has lead to repeat business and new engagements from clients in those markets. While we provide services to clients in a wide variety of industries, we have particular expertise in the following industries:

•	Aerospace and defense

•	Chemicals

•	Electric power and other energy industries

•	Financial services

•	Healthcare and pharmaceuticals

•	Materials and manufacturing

•	Media and telecommunications

•	Transportation

Clients

      We have completed more than 4,700 engagements for clients that include major law firms; domestic and foreign corporations; federal, state, and local government agencies; governments of foreign countries; public and private utilities; and national and international trade associations. While we have particular expertise in a number of industries, we provide services to a diverse group of clients in a broad range of industries. No single client accounted for more than 10 percent of the firm’s revenues in fiscal 2001. Our policy is to keep the identities of our clients confidential unless our work for the client has already been publicly disclosed.

Human Resources

      On November 24, 2001, we had 293 employee consultants, consisting of 63 officers, 110 other senior employee consultants (either principals or senior associates) and 120 junior consultants (either consulting associates, associates or analysts), and had 122 administrative staff members. Officers and principals generally work closely with clients, supervise junior consultants, provide expert testimony on occasion, and seek to generate business for us. Senior associates, consulting associates and associates typically serve as project managers and handle complex research assignments. Analysts gather and analyze data sets and complete statistical programming and library research.

      We derive most of our revenues directly from the services provided by our employee consultants. The firm’s employee consultants were responsible for securing engagements that accounted for approximately 67 percent of our total revenues in fiscal 2000 and fiscal 2001. Our top five employee consultants generated approximately 24 percent of our total revenues in fiscal 2000 and 19 percent in fiscal 2001. Our employee consultants have backgrounds in many disciplines, including economics, business, corporate finance, materials sciences, and engineering. Substantially all of our senior employee consultants, consisting of officers, principals, and senior associates have either a Ph.D. or a master’s degree in addition to substantial management, technical, or industry expertise. Of our total senior employee consulting staff of 173 as of November 24, 2001, 82 have Ph.D.s in economics, 12 have Ph.D.s in other disciplines, and 70 have other advanced degrees. We believe our financial results and reputation are directly related to the number and quality of our employee consultants.

      We are highly selective in our hiring of consultants, recruiting primarily from leading universities, industry, and government. We believe consultants choose to work at our firm because of our strong reputation; the credentials, experience, and reputation of our consultants; the opportunity to work on a diverse range of matters and with renowned outside experts; and our collegial atmosphere. We believe that our attractiveness as an employer is reflected in our relatively low turnover rate among employees. We use a decentralized, team hiring approach. The firm has designated two or more recruiting teams at each of our principal offices and given each team responsibility for identifying, interviewing, and hiring qualified candidates. We have a selective group of leading universities and degree programs from which we recruit candidates.

      Our training and career development program for our employee consultants focuses on three areas: supervision, seminars, and scheduled courses. This program is designed to complement on-the-job experience and an employee’s pursuit of his or her own career development. New employee consultants participate in a structured program in which they are partnered with an assigned mentor. Through our ongoing seminar program, outside speakers make presentations and conduct discussions with our employee consultants on various topics. In addition, employee consultants are expected to present papers, discuss significant cases, or outline new analytical techniques or marketing opportunities periodically at in-house seminars. We also provide scheduled courses designed to improve an employee’s professional skills, such as presentation and sales and marketing techniques. We also encourage our employee consultants to pursue their academic interests by writing articles for economic and other journals.

      Most of our officers have signed nonsolicitation agreements, which generally prohibit the employee from soliciting our clients for periods ranging from six to twelve months following termination of the person’s employment with our firm and from soliciting our employees for periods ranging from one to two years after termination of the person’s employment. In order to align each officer’s interest with the overall interests and profitability of the firm, we have adopted a policy requiring each of our officers to have an equity interest in our firm. All of our senior employee consultants who were stockholders before our initial public offering are parties to a stock restriction agreement that prohibits them from selling or otherwise transferring shares of our common stock held immediately before the initial public offering except under certain circumstances.

      We maintain a discretionary bonus program through which we grant performance-based bonuses to our officers and other employees. Our compensation committee, in its discretion, determines the bonuses to be granted to our officers, and our chief executive officer, in his discretion, determines the bonuses to be granted to our other employees, based on recommendations of the various committees supervising the employees’ work.

      In addition, we work closely with a select group of approximately 88 outside experts from leading universities and industry, who supplement the work of our employee consultants and generate business for us. In each of fiscal 2000 and fiscal 2001, six of the firm’s exclusive outside experts were responsible for securing engagements that accounted for approximately 30 percent and 28 percent of revenues in those respective years. We believe outside experts choose to work with us because of the interesting and challenging nature of our work, the opportunity to work with our consultants, and the financially rewarding nature of the work. Twenty-two outside experts have entered into noncompetition agreements with us as of November 24, 2001.

Marketing

      We rely to a significant extent on the efforts of our employee consultants, particularly our officers and principals, to market the firm’s services. We encourage our employee consultants to generate new business from both existing and new clients, and we reward our employee consultants with increased compensation and promotions for obtaining new business. In pursuing new business, our consultants emphasize our institutional reputation and experience, while also promoting the expertise of the particular employees who will work on the matter. Many of our consultants have published articles in industry, business, economic, legal, and scientific journals, and have made speeches and presentations at industry conferences and seminars, which serve as a means of attracting new business and enhancing their reputations. On occasion, employee consultants work with one or more outside experts to market our services.

      We supplement the personal marketing efforts of our employee consultants with firmwide initiatives. We rely primarily on our reputation and client referrals for new business and undertake traditional marketing activities. The firm regularly organizes seminars for existing and potential clients featuring panel members that include our consultants, outside experts, and leading government officials. We have an extensive set of brochures organized around our service areas, which outline the firm’s experience and capabilities. We also provide information about our firm on our corporate Web site. We distribute publications to existing and potential clients highlighting emerging trends and noteworthy engagements. Because existing clients are an important source of repeat business and referrals, we communicate regularly with our existing clients to keep them informed of developments that affect their markets and industries.

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

Item 2 — Properties

      In the aggregate, we lease approximately 180,000 square feet of office space in Boston, Massachusetts and for our other offices. Of this total, we have subleased approximately 27,000 square feet of our office space to other companies.

      All of our offices are electronically linked and have access to our core consulting tools. We believe our existing facilities are adequate to meet our current requirements and that suitable space will be available as needed.

Item 3 — Legal Proceedings

      We are not a party to any legal proceedings the outcome of which, in the opinion of our management, would have a material adverse effect on our business, financial condition, or results of operations.

Item 4 — Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2001.

PART II

Item 5 — Market for Registrant’s Common Equity and Related Stockholder Matters

      Market Information. We first offered our common stock to the public on April 23, 1998. Since that time, our common stock has been traded on the Nasdaq National Market under the symbol CRAI. The following table provides the high and low sales prices of our common stock as reported on the Nasdaq National Market for the periods indicated.

Fiscal Year Ended November 25, 2000	High	Low

November 28, 1999 to February 18, 2000	$35.23	$25.50
February 19, 2000 to May 12, 2000	$29.69	$12.25
May 13, 2000 to September 1, 2000	$22.00	$10.88
September 2, 2000 to November 25, 2000	$15.00	$9.88

Fiscal Year Ended November 24, 2001	High	Low

November 26, 2000 to February 16, 2001	$10.63	$7.88
February 17, 2001 to May 11, 2001	$11.00	$7.75
May 12, 2001 to August 31, 2001	$18.18	$10.61
September 1, 2001 to November 24, 2001	$20.40	$12.70

      Stockholders. We had approximately 62 holders of record of our common stock as of February 8, 2002. This number does not include stockholders for whom shares were held in a “nominee” or “street” name.

      Dividends. We currently intend to retain any future earnings to finance our operations and therefore do not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of our bank line of credit place restrictions on our ability to pay cash dividends on our common stock.

      Unregistered Securities. During the fourth quarter of fiscal 2001, we did not issue or sell any securities without registration under the Securities Act.

Item 6 — Selected Financial Data

      The following selected consolidated financial data as of and for each of the fiscal years in the five-year period ended November 24, 2001, have been derived from our audited consolidated financial statements.

	Fiscal Year Ended

	November 29,	November 28,	November 27,	November 25,	November 24,
	1997	1998	1999	2000	2001

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$44,805	$52,971	$73,970	$82,547	$109,804
Costs of services	28,374	31,695	42,320	46,439	65,590
Supplemental compensation(1)	1,233	—	—	—	—

Gross profit	15,198	21,276	31,650	36,108	44,214
Selling, general and administrative	10,509	11,934	17,448	21,837	31,556
Special charge(2)	—	—	—	878	—

Income from operations	4,689	9,342	14,202	13,393	12,658
Interest income, net	302	975	977	1,542	1,045

Income before provision for income taxes and minority interest	4,991	10,317	15,179	14,935	13,703
Provision for income taxes(3)	(306)	(4,262)	(6,182)	(6,166)	(5,848)

Income before minority interest	4,685	6,055	8,997	8,769	7,855
Minority interest	282	310	33	70	(416)

Net income(3)	$4,967	$6,365	$9,030	$8,839	$7,439

Basic and diluted net income per share:
Basic	$0.78	$0.84	$1.07	$1.01	$0.82

Diluted	$0.78	$0.84	$1.05	$1.01	$0.81

Weighted average number of shares outstanding(4):
Basic	6,329	7,570	8,477	8,728	9,107

Diluted	6,329	7,620	8,571	8,774	9,218

Pro forma income data (unaudited):
Net income as reported	$4,967	$6,365
Pro forma adjustment(3)	(1,833)	12

Pro forma net income	$3,134	$6,377

Pro forma net income per share:
Basic	$0.48	$0.84

Diluted	$0.48	$0.83

Weighted average number of shares outstanding(4):
Basic	6,459	7,630

Diluted	6,459	7,679

Consolidated Balance Sheet Data:
Working capital	$7,658	$32,890	$37,947	$42,722	$41,109
Total assets	20,435	53,335	73,510	80,280	96,890
Total long-term debt	707	542	461	102	612
Total stockholders’ equity	8,536	34,628	52,315	62,338	70,002

(1)	Represents discretionary payments of bonus compensation to officers and certain outside experts under a bonus program that was discontinued after fiscal 1997.

(2)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Fiscal 2000 Compared to Fiscal 1999” and note 3 of notes to consolidated financial statements for a description of the costs associated with the special charge.

(3)	From fiscal 1988 to April 1998, our firm was taxed under subchapter S of the Internal Revenue Code. As an S corporation, our firm was not subject to federal and some state income taxes. Our firm’s S corporation status terminated on the closing of our initial public offering on April 28, 1998. Pro forma income data reflects a pro forma adjustment to reflect the taxes we would have accrued had we been taxed as a subchapter C corporation.

(4)	Pro forma net income per share is computed using pro forma net income and the pro forma weighted average number of shares of common stock. The weighted average number of shares of common stock for the purpose of computing pro forma net income per share has been increased by the number of shares that would have been required to pay a dividend in the amount of $2,400,000 that was paid upon the completion of the initial public offering.

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      CRA is a leading economic and business consulting firm that applies advanced analytic techniques and in-depth industry knowledge to complex engagements for a broad range of clients. Founded in 1965, our firm provides original, authoritative advice to law firms, corporations, and governments worldwide. We are often retained in high-stakes matters, such as multibillion-dollar mergers and acquisitions, new product introductions, major capital investment decisions, and complex litigation. We offer two types of services: legal and regulatory consulting and business consulting. We estimate that we derived approximately 53 percent of our revenues in fiscal 2001 from legal and regulatory consulting, approximately 42 percent from business consulting, and approximately 5 percent from NeuCo.

      We derive revenues principally from professional services rendered by our employee consultants. In most instances, we charge clients on a time-and-materials basis and recognize revenues in the period when we provide our services. We charge consultants’ time at hourly rates, which vary from consultant to consultant depending on a consultant’s position, experience, and expertise, and other factors. Outside experts may or may not bill clients directly for their services. As a result, we generate substantially all of our professional services fees from the work of our own employee consultants. Factors that affect our professional services fees include the number and scope of client engagements, the number of consultants we employ, the consultants’ billing rates, and the number of hours our consultants work. In addition to professional service fees, a portion of our revenues represents expenses billed to clients, such as travel and other out-of-pocket expenses, charges for support staff and outside contractors, and other reimbursable expenses.

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

      In June 1997, we invested approximately $650,000 for a majority interest in NeuCo, Inc. NeuCo was established by us and an affiliate of Commonwealth Energy Systems as a start-up entity to develop and market a family of neural network software tools and complementary application consulting services for electric utilities. NeuCo’s financial statements are consolidated with our financial statements. NeuCo earned revenues of approximately $1.1 million in fiscal 1999, $2.8 million in fiscal 2000, and $5.1 million in fiscal 2001. NeuCo sustained net losses of approximately $233,000 in fiscal 1999 and $139,000 in fiscal 2000, and generated a net profit of approximately $839,000 in fiscal 2001. There are no assurances that NeuCo will remain profitable in the future.

      On May 3, 2000, in a series of transactions that resulted in an infusion of new equity in NeuCo, our ownership interest in NeuCo was reduced to 50.5 percent. The transactions were accounted for as an increase in minority interest and common stock. The portion of NeuCo’s income or loss allocable to its minority owners is shown as “minority interest” in our consolidated statements of income, and that amount, together with the capital contributions to NeuCo of its minority owners, is shown as “minority interest” in our consolidated balance sheets. All significant intercompany accounts have been eliminated. Before May 3, 2000, we owned 65.25 percent of NeuCo.

      On October 18, 2000, we acquired the consulting business of Dr. Gordon C. Rausser for $4.75 million in cash. The acquisition price may increase based upon the business meeting specified performance targets over the ensuing three fiscal years. In addition, we loaned Dr. Rausser $4.5 million, on a full recourse basis, for the purchase of our common stock. The acquisition has been accounted for under the purchase method, and the results have been included in the accompanying statements of operations from the date of acquisition.

      On July 18, 2001, we acquired certain assets from PA Consulting Group, Inc. for $4.2 million in notes payable. The acquisition has been accounted for under purchase accounting, and the results of operations have been included in the accompanying statements of operations from the date of acquisition. In connection with this acquisition all litigation between PA Consulting Group and us and our employees, which litigation we described in our Form 10-Q for the quarterly period ended May 11, 2001, was dismissed with prejudice on July 18, 2001.

      From fiscal 1988 until April 1998, we were taxed as an S corporation and did not pay federal and some state income taxes. In connection with our initial public offering in April 1998, we terminated our S corporation status, and accordingly, are subject to federal and state corporate income taxes.

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which revised the accounting for goodwill and other intangible assets. Specifically, goodwill and intangible assets with indefinite lives will no longer be subject to amortization, but will be monitored annually for impairment. Any impairment will be measured based upon the fair value of the related asset based upon the provisions of SFAS No. 142. The Company intends to elect early adoption of this accounting standard in fiscal year 2002. The adoption of this accounting standard is expected to reduce goodwill amortization by approximately $500,000 in fiscal year 2002.

      Our fiscal year ends on the last Saturday in November, and accordingly, our fiscal year will periodically contain 53 weeks rather than 52 weeks. In fact, fiscal 2002 will contain 53 weeks. This additional week of operations in the fiscal year will affect the comparability of results of operations of these 53-week fiscal years with other fiscal years. Historically, we have managed our business based on a four-week billing cycle to clients and, consequently, have established quarters that are divisible by four-week periods. As a result, the first, second, and fourth quarters of each fiscal year are 12-week periods, and the third quarter of each fiscal year is a 16-week period. However, the fourth quarter in 53-week fiscal years is 13 weeks long. Accordingly, quarter-to-quarter comparisons of our results of operations are not necessarily meaningful if the quarters being compared have different lengths.

      The terms “fiscal 1997,” “fiscal 1998,” “fiscal 1999,” “fiscal 2000”, and “fiscal 2001” refer to the 52-week periods ended November 29, 1997, November 28, 1998, November 27, 1999, November 25, 2000, and November 24, 2001, respectively.

Results of Operations

      The following table provides operating information as a percentage of revenues for the periods indicated:

	Fiscal Year Ended

	November 27,	November 25,	November 24,
	1999	2000	2001

Revenues	100.0%	100.0%	100.0%
Costs of services	57.2	56.3	59.7

Gross profit	42.8	43.7	40.3
Selling, general and administrative	23.6	26.4	28.7
Special charge	—	1.1	—

Income from operations	19.2	16.2	11.5
Interest income, net	1.3	1.9	1.0

Income before provision for income taxes and minority interest	20.5	18.1	12.5
Provision for income taxes	8.3	7.5	5.3

Income before minority interest	12.2	10.6	7.2
Minority interest	—	0.1	0.4

Net income	12.2%	10.7%	6.8%

Fiscal 2001 Compared to Fiscal 2000

      Revenues. Revenues increased $27.3 million, or 33.0 percent, from $82.5 million for fiscal 2000 to $109.8 million for fiscal 2001. The increase in revenues was due primarily to an increase in the number of employee consultants, an increase in consulting services performed for new and existing clients during the period, and to a lesser extent, increased billing rates for our consultants. Utilization was 73 percent for fiscal 2000 as compared to 76 percent for fiscal 2001. The total number of employee consultants increased from 255 at the end of fiscal 2000 to 293 at the end of fiscal 2001. We experienced revenue increases during fiscal 2001 in both our legal and regulatory consulting services and business consulting services and, in particular, generated significant revenue increases in our competition and electric utility practice areas.

      Costs of Services. Costs of services increased by $19.2 million, or 41.2 percent, from $46.4 million in fiscal 2000 to $65.6 million in fiscal 2001. As a percentage of revenues, costs of services increased from 56.3 percent in fiscal 2000 to 59.7 percent in fiscal 2001. The increase as a percentage of revenues was due primarily to an overall increase in salary and bonus paid to our more senior employee consultants and a shift in our employee base towards a larger percentage of more highly compensated employee consultants.

      Selling, General, and Administrative. Selling, general, and administrative expenses increased by $9.7 million, or 44.5 percent, from $21.8 million in fiscal 2000 to $31.6 million in fiscal 2001. As a percentage of revenues, selling, general, and administrative expenses increased from 26.4 percent in fiscal 2000 to 28.7 percent in fiscal 2001. Contributing to the increase were commission payments to outside experts, an increase in administrative staff, rents and other expenses for additional office space including foreign offices in London, Melbourne and Wellington, an increase in indirect travel costs, and amortization costs related to an acquired business.

      Special Charge. In the fourth quarter of fiscal 2000, we relocated our London and Washington offices and recorded a special charge of $878,000, which consisted primarily of duplicate rent and the remaining lease obligations for the former space of these offices.

      Interest Income, Net. Net interest income decreased by $497,000, or 32.2 percent, from $1.5 million in fiscal 2000 to $1.0 million in fiscal 2001. This decrease resulted primarily from the overall decline in short term interest rates during fiscal 2001.

      Provision for Income Taxes. The provision for income taxes decreased by $318,000, or 5.2%, from $6.2 million in fiscal 2000 to $5.8 million in fiscal 2001. Our effective tax rate increased slightly from 41.3 percent in fiscal 2000 to 42.7 percent in fiscal 2001 primarily due to foreign net operating losses not currently benefited.

      Minority Interest. Minority interest in the results of operations of NeuCo increased from a loss of $70,000 in fiscal 2000 to a profit of $416,000 in fiscal 2001 due to an increase in revenue and profit in NeuCo.

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

      Selling, General, and Administrative. Selling, general, and administrative expenses increased by $4.4 million, or 25.2 percent, from $17.4 million in fiscal 1999 to $21.8 million in fiscal 2000. As a percentage of revenues, selling, general, and administrative expenses increased from 23.6 percent in fiscal 1999 to 26.4 percent in fiscal 2000. Contributing to the increase were commission payments to outside experts, rents for additional office space, and amortization costs related to an acquired business.

      Special Charge. In the fourth quarter of fiscal 2000, we relocated our London and Washington offices and recorded a special charge of $878,000, which consists principally of duplicate rent and the remaining lease obligations for the former space of these offices.

      Interest Income, Net. Net interest income increased by $565,000, or 57.8 percent, from $977,000 in fiscal 1999 to $1.5 million in fiscal 2000. This increase resulted from interest earned on investments of the proceeds of our public offerings and interest earned by NeuCo on funds received from a minority partner in the second quarter of fiscal 2000.

      Provision for Income Taxes. The provision for income taxes was essentially the same, amounting to $6.2 million in each of fiscal 1999 and fiscal 2000. Our effective tax rate increased slightly from 40.6 percent in fiscal 1999 to 41.3 percent in fiscal 2000.

      Minority Interest. Minority interest in the loss of NeuCo increased from $33,000 in fiscal 1999 to $70,000 in fiscal 2000.

Liquidity and Capital Resources

      As of November 24, 2001, we had cash and cash equivalents of $21.9 million, marketable securities of $5.1 million, and working capital of $41.1 million. Net cash provided by operating activities for fiscal 2001 was $5.9 million. Cash generated from operating activities resulted primarily from net income of $7.4 million and an increase in accounts payable, accrued expenses and other liabilities of $5.3 million, offset in part by an increase in accounts receivable of $3.6 million and an increase in unbilled services of $4.2 million.

      Net cash used in investing activities for fiscal 2001 was $3.1 million, consisting of $3.6 million used to purchase furniture, fixtures, and computer equipment, offset by net sales of investments.

      Net cash used in financing activities for fiscal 2001 was $1.1 million, consisting principally of payments on notes payable in connection with the acquisition of PA Consulting Group, Inc. These notes are payable on a quarterly basis through December 31, 2002.

      In connection with our acquisition of the consulting business of Dr. Rausser, we loaned Dr. Rausser $4.5 million, on a full recourse basis, which he used to purchase shares of our common stock. The loan is scheduled to be repaid in 2004. If the acquired business meets specified performance targets, we will owe Dr. Rausser additional consideration, payable in the first quarter of fiscal 2004.

      We currently have available a $2.0 million revolving line of credit with Fleet National Bank, which is secured by our accounts receivable. This line of credit automatically renews each year on June 30 unless earlier terminated by either Fleet National Bank or us. No borrowings were outstanding under this line of credit as of November 24, 2001.

      We believe that current cash balances, cash generated from operations and credit available under our bank line of credit will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

      To date, inflation has not had a material impact on our financial results. There can be no assurance, however, that inflation will not adversely affect our financial results in the future.

Factors Affecting Future Performance

We depend upon only a few key employees to generate revenue

      Our business consists primarily of the delivery of professional services, and accordingly, our success depends heavily on the efforts, abilities, business generation capabilities, and project execution of our employee consultants. If we lose the services of any employee consultant or if our employee consultants fail to generate business or otherwise fail to perform effectively, that loss or failure could harm our business. Our employee consultants generated engagements that accounted for approximately 67 percent of our revenues in fiscal 2000 and fiscal 2001. Our top five employee consultants generated approximately 24 percent of our revenues in fiscal 2000 and 19 percent in fiscal 2001. We do not have any employment agreements with our employee consultants, and they can terminate their relationships with us at will and without notice. The noncompetition agreements that we have with many of our employee consultants offer us only limited protection and may not be enforceable in every jurisdiction.

Our failure to manage our expanding business successfully could adversely affect our revenue and results of operations

      Any failure on our part to manage our expanding business successfully could harm our business. We have continued to open new offices in new geographic areas, including foreign locations, and to expand our employee base as a result of both internal growth and acquisitions. Operations in our foreign offices are subject to foreign currency fluctuations and cultural differences that could affect utilization. Opening and managing new offices requires extensive management supervision and tends to increase our overall selling, general and administrative expenses. From fiscal 2000 to fiscal 2001, our selling, general and administrative expenses increased from 26.4 percent to 28.7 percent of our revenues, which contributed to a decline in our net income from fiscal 2000 to fiscal 2001. Expansion creates new and increased management, consulting, and training responsibilities for our employee consultants. Expansion also increases the demands on our internal systems, procedures, and controls, and on our managerial, administrative, financial, marketing and other resources. We depend heavily upon the managerial, operational, and administrative skills of our officers, particularly James C. Burrows, our President and Chief Executive Officer, to manage our expansion. New responsibilities and demands may adversely affect the overall quality of our work.

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

We depend on our antitrust and mergers and acquisitions consulting business

      We derived approximately 41 percent of our revenues in fiscal 1999, and 36 percent in fiscal years 2000 and 2001, from engagements in our antitrust and mergers and acquisitions practice areas. Any substantial reduction in the number or size of our engagements in these practice areas could harm our business. We derived almost all of these revenues from engagements relating to enforcement of United States antitrust laws. Changes in federal antitrust laws, changes in judicial interpretations of these laws, or less vigorous enforcement of these laws as a result of changes in political appointments or priorities or for other reasons could substantially reduce our revenues from engagements in this area. In addition, adverse changes in general economic conditions, particularly conditions influencing the merger and acquisition activity of larger companies, could also adversely affect engagements in which we assist clients in proceedings before the Department of Justice and the Federal Trade Commission. The current economic downturn is adversely affecting mergers and acquisitions activity, which is reducing the number and scope of our engagements in this practice area. Any continuation or worsening of the downturn could cause this trend to intensify, which would adversely affect our revenues and results of operations.

We derive our revenues from a limited number of large engagements

      We derive a significant portion of our revenues from a limited number of large engagements. If we do not obtain a significant number of new large engagements each year, our business, financial condition, and results of operations could suffer. Our 10 largest engagements accounted for approximately 20 percent of our revenues in fiscal 1999, 21 percent in fiscal 2000, and 17 percent in fiscal 2001. Our 10 largest clients accounted for approximately 28 percent, 29 percent, and 27 percent of our revenues in those years. In general, the volume of work we perform for any particular client varies from year to year, and a major client in one year may not hire us again.

Our business could suffer if we are unable to hire additional qualified consultants as employees

      Our business requires us to continually hire highly qualified, highly educated consultants as employees. Our failure to recruit and retain a significant number of qualified employee consultants could harm our business. Relatively few potential employees meet our hiring criteria, and we face significant competition for these employees from our direct competitors, academic institutions, government agencies, research firms, investment banking firms, and other enterprises. Many of these competing employers are able to offer potential employees significantly greater compensation and benefits or more attractive lifestyle choices, career paths, or geographic locations than we can. Competition for these employee consultants has increased our labor costs, and a continuation of this trend could have a material adverse effect on our margins and results of operations.

We depend on our outside experts

      We depend on our relationships with our exclusive outside experts. In each of fiscal 2000 and fiscal 2001, six of our exclusive outside experts generated engagements that accounted for approximately 30 percent and

28 percent of our revenues in those years. We believe that these outside experts are highly regarded in their fields and that each offers a combination of knowledge, experience, and expertise that would be very difficult to replace. We also believe that we have been able to secure some engagements and attract consultants in part because we could offer the services of these outside experts. Most of these outside experts can limit their relationships with us at any time for any reason. These reasons could include affiliations with universities with policies that prohibit accepting specified engagements, the pursuit of other interests, and retirement.

      Twenty-two of our approximately 88 outside experts have entered noncompetition agreements with us as of November 24, 2001. The limitation or termination of any of their relationships with us or competition from any of them after these agreements expire could harm our business.

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

Acquisitions may disrupt our operations or adversely affect our results

      We regularly evaluate opportunities to acquire other businesses. The expenses we incur evaluating and pursuing acquisitions could have a material adverse effect on our results of operations. If we acquire a business, we may be unable to manage it profitably or successfully integrate its operations with our own. Moreover, we may be unable to achieve the financial, operational, and other benefits we anticipate from any acquisition. Competition for future acquisition opportunities in our markets could increase the price we pay for businesses we acquire and could reduce the number of potential acquisition targets. Further, acquisitions may involve a number of special risks, such as:

•	one-time charges related to the acquisition

•	diversion of our management’s time, attention, and resources

•	loss of key acquired personnel

•	increased costs to improve or coordinate managerial, operational, financial, and administrative systems

•	dilutive issuances of equity securities

•	the assumption of legal liabilities

•	amortization of acquired intangible assets

•	potential write offs related to the impairment of acquired goodwill

•	difficulties in integrating diverse corporate cultures

•	additional conflicts of interests

The occurrence of any of these events could harm our business.

Our international operations create special risks.

      We may continue our international expansion, and our international revenues may account for an increasing portion of our revenues in the future. Our international operations carry special risks, including:

•	greater difficulties in managing and staffing foreign operations

•	cultural differences that adversely affect utilization

•	currency fluctuations that adversely affect our financial position and operating results

•	unexpected changes in trading policies, regulatory requirements, tariffs and other barriers

•	greater difficulties in collecting accounts receivable

•	longer sales cycles

•	restrictions on the repatriation of earnings

•	potentially adverse tax consequences, such as trapped foreign losses

•	less stable political and economic environments

If our international revenues increase relative to our total revenue, these factors could have a more pronounced effect on our operating results. In any event, any of these factors could seriously harm our business.

Fluctuations in our quarterly revenues and results of operations could depress the market price of our common stock

      We may experience significant fluctuations in our revenues and results of operations from one quarter to the next. If our revenues or net income in a quarter fall below the expectations of securities analysts or investors, the market price of our common stock could fall significantly. Our results of operations in any quarter can fluctuate for many reasons, including the following:

•	the number of weeks in the quarter

•	the number, scope, and timing of ongoing client engagements

•	the extent to which we can reassign employee consultants efficiently from one engagement to the next

•	employee hiring

•	the extent of discounting or cost overruns

•	severe weather conditions and other factors affecting employee productivity

•	collectibility of receivables

      Because we generate almost all of our revenues from consulting services that we provide on an hourly fee basis, our revenues in any period are directly related to the number of our employee consultants, their billing rates, and the number of billable hours they work in that period. We have a limited ability to increase any of these factors in the short term. Accordingly, if we underutilize our consultants during one part of a fiscal period, we may be unable to compensate by augmenting revenues during another part of that period. In addition, we are occasionally unable to fully utilize any additional consultants that we hire, particularly in the quarter in which we hire them. Moreover, a significant majority of our operating expenses, primarily office rent and salaries, are fixed in the short term. As a result, if our revenues fail to meet our projections in any quarter, that could have a disproportionate adverse effect on our net income. For these reasons, we believe our historical results of operations do not necessarily predict our future performance.

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

The price of our common stock may be volatile

      Our stock price has been volatile. From November 25, 2000 to November 24, 2001, the trading price of our common stock ranged from $7.88 to $20.40. Many factors may cause the market price of our common stock to fluctuate significantly, including the following:

•	variations in our quarterly results of operations

•	the hiring or departure of key personnel or outside experts

•	changes in our professional reputation

•	the introduction of new services by us or our competitors

•	acquisitions or strategic alliances involving us or our competitors

•	changes in accounting principles

•	changes in the legal and regulatory environment affecting clients

•	changes in estimates of our performance or recommendations by securities analysts

•	future sales of shares of common stock in the public market

•	market conditions in the industry and the economy as a whole

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

Item 7A — Quantitative and Qualitative Disclosure About Market Risk

      As of November 24, 2001, we were exposed to market risks, which primarily include changes in U.S. interest rates.

      We maintain a portion of our investments in financial instruments with purchased maturities of one year or less and a portion of our investments in financial instruments with purchased maturities of two years or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. Because these financial instruments are readily marketable, an immediate increase in interest rates would not have a material effect on our financial position.

Item 8 — Financial Statements and Supplementary Data

      We have included our consolidated financial statements in this annual report as pages FS-1 through FS-16. We have provided an index to our consolidated financial statements on Page FS-1.

Item 9 — Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

      We have omitted the information required in Part III of this annual report because we intend to include that information in our definitive proxy statement for our 2002 annual meeting of stockholders, which we expect to file before 120 days after the end of fiscal 2001. We incorporate that information in this annual report by reference to our 2002 proxy statement.

Item 10 — Directors and Executive Officers of the Registrant

      We incorporate the information required by this item by reference to the sections captioned “Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2002 annual proxy statement.

Item 11 — Executive Compensation

      We incorporate the information required by this item by reference to the section captioned “Compensation of Directors and Executive Officers” in our 2002 annual proxy statement.

Item 12 — Security Ownership of Certain Beneficial Owners and Management

      We incorporate the information required by this item by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in our 2002 annual proxy statement.

Item 13 — Certain Relationships and Related Transactions

      We incorporate the information required by this item by reference to the section captioned “Transactions with Related Parties” in our 2002 annual proxy statement.

PART IV

Item 14 — Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) Financial Statements, Schedules, and Exhibits. We have listed our consolidated financial statements filed as part of this annual report in the index to consolidated financial statements on page FS-1. We have listed the exhibits filed as part of this annual report in the accompanying exhibit index, which follows the signature page to this annual report.

      (b) Reports on Form 8-K. We filed no current reports on Form 8-K during the fourth quarter of fiscal 2001.

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

James C. Burrows
President, Chief Executive Officer and Director

Date: February 12, 2002

POWER OF ATTORNEY

      KNOW ALL BY THESE PRESENTS that each individual whose signature appears below hereby constitutes and appoints James C. Burrows and Michael J. Tubridy, and each of them, his or her true and lawful attorneys-in-fact and agents with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Security and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing which they, or any of them, may deem necessary or advisable to be done in connection with this annual report on Form 10-K, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or any substitute or substitutes for any or all of them, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANKLIN M. FISHER Franklin M. Fisher	Chairman of the Board	February 12, 2002
/s/ JAMES C. BURROWS James C. Burrows	President, Chief Executive Officer and Director (principal executive officer)	February 12, 2002
/s/ MICHAEL J. TUBRIDY Michael J. Tubridy	Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	February 12, 2002
/s/ WILLIAM F. CONCANNON William F. Concannon	Director	February 12, 2002
/s/ CARL KAYSEN Carl Kaysen	Director	February 12, 2002
/s/ ROWLAND T. MORIARTY Rowland T. Moriarty	Director	February 12, 2002
/s/ J. ROBERT S. PRICHARD J. Robert S. Prichard	Director	February 12, 2002

Signature	Title	Date

/s/ STEVEN C. SALOP Steven C. Salop	Director	February 12, 2002
/s/ CARL B. SHAPIRO Carl B. Shapiro	Director	February 12, 2002

EXHIBIT INDEX

Exhibit
No.	Description

3.1(1)	Amended and Restated Articles of Organization
3.2(1)	Amended and Restated By-Laws
4.1(1)	Specimen certificate for common stock
10.1(2)*	1998 Incentive and Nonqualified Stock Option Plan, as amended
10.2(1)*	1998 Employee Stock Purchase Plan
10.3(1)	Amended and Restated Loan Agreement dated as of November 18, 1994, between CRA and The First National Bank of Boston (n/k/a Fleet National Bank), as amended
10.4(1)	Amended and Restated Security Agreement dated as of November 18, 1994, between CRA and The First National Bank of Boston (n/k/a Fleet National Bank)
10.5(1)	Revolving Credit Note of CRA dated as of November 18, 1994, in the principal amount of $2,000,000 payable to The First National Bank of Boston (n/k/a Fleet National Bank)
10.6(1)	Office Lease Agreement dated as of March 1, 1978 between CRA and John Hancock Mutual Life Insurance Company, as amended
10.7(3)	Amendments to Office Lease Agreement dated March 1, 1978 between CRA and John Hancock Mutual Life Insurance Company, as Amended
10.8(1)	Office Lease Agreement dated as of March 6, 1997 between CRA and Deutsche Immobilien Fonds Aktiengesellschaft
10.9(3)	Office Lease dated as of November 29, 1999 between CRA and 1201 F Street, L.L.C., as amended
10.10(1)	Form of consulting agreement with outside experts
10.11(1)	Stock Restriction Agreement between CRA and its pre-IPO stockholders
21.1	Subsidiaries
23.1	Consent of Ernst & Young LLP, independent auditors
24.1	Power of attorney (included on the signature page to this annual report)

*	Management contract or compensatory plan.

      Where a numbered note follows an exhibit number, we incorporate that exhibit by reference to the similarly named document filed as an exhibit to the following documents:

(1)	Our registration statement on Form S-1, File No. 333-46941.

(2)	Our quarterly report on Form 10-Q for the quarterly period ended August 31, 2001.

(3)	Our annual report on Form 10-K for the fiscal year ended November 25, 2000.

CHARLES RIVER ASSOCIATES INCORPORATED

INDEX TO

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors

Charles River Associates Incorporated

      We have audited the accompanying consolidated balance sheets of Charles River Associates Incorporated (the “Company”) as of November 25, 2000 and November 24, 2001, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended November 24, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Charles River Associates Incorporated at November 25, 2000 and November 24, 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 24, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts

January 4, 2002

CHARLES RIVER ASSOCIATES INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended

	November 27,	November 25,	November 24,
	1999	2000	2001

	(In thousands, except per share data)
Revenues	$73,970	$82,547	$109,804
Costs of services	42,320	46,439	65,590

Gross profit	31,650	36,108	44,214
Selling, general and administrative	17,448	21,837	31,556
Special charge	—	878	—

Income from operations	14,202	13,393	12,658
Interest income, net	977	1,542	1,045

Income before provision for income taxes and minority interest	15,179	14,935	13,703
Provision for income taxes	(6,182)	(6,166)	(5,848)

Income before minority interest	8,997	8,769	7,855
Minority interest	33	70	(416)

Net income	$9,030	$8,839	$7,439

Net income per share:
Basic	$1.07	$1.01	$0.82

Diluted	$1.05	$1.01	$0.81

Weighted average number of shares outstanding:
Basic	8,477	8,728	9,107

Diluted	8,571	8,774	9,218

See accompanying notes.

CHARLES RIVER ASSOCIATES INCORPORATED

CONSOLIDATED BALANCE SHEETS

	November 25,	November 24,
	2000	2001

	(In thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$20,305	$21,880
Short term investments	5,758	1,748
Accounts receivable, net of allowances of $1,321 in 2000 and $914 in 2001 for doubtful accounts	18,338	21,915
Unbilled services	11,162	15,350
Prepaid expenses and other assets	1,021	849
Deferred income taxes	511	1,437

Total current assets	57,095	63,179
Property and equipment, net	5,942	7,569
Goodwill, net of accumulated amortization of $1,089 in 2000 and $1,965 in 2001.	14,845	17,948
Intangible assets, net of accumulated amortization of $337 in 2000 and $596 in 2001	1,170	1,018
Long term investments	—	3,433
Deferred income taxes	125	328
Other assets	1,103	3,415

Total assets	$80,280	$96,890

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,978	$6,044
Accrued expenses	10,113	13,259
Deferred revenue and other liabilities	105	234
Current portion of notes payable to former stockholders	177	126
Current portion of notes payable	—	2,407

Total current liabilities	14,373	22,070
Notes payable to former stockholders, net of current portion	102	—
Notes payable, net of current portion	—	612
Deferred rent	1,640	1,963
Minority interest	1,827	2,243
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 9,091,523 shares in 2000 and 9,107,529 shares in 2001 issued and outstanding	45,737	46,057
Receivable from stockholder	(4,500)	(4,500)
Deferred compensation	(112)	(117)
Retained earnings	21,362	28,778
Foreign currency translation	(149)	(216)

Total stockholders’ equity	62,338	70,002

Total liabilities and stockholders’ equity	$80,280	$96,890

See accompanying notes.

CHARLES RIVER ASSOCIATES INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended

	November 27,	November 25,	November 24,
	1999	2000	2001

	(In thousands)
OPERATING ACTIVITIES:
Net income	$9,030	$8,839	$7,439
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,122	2,142	3,371
Deferred rent	(144)	335	323
Deferred income taxes	(785)	722	(1,129)
Minority interest	(33)	(70)	416
Changes in operating assets and liabilities:
Accounts receivable	(2,449)	(5,619)	(3,577)
Unbilled services	(7,277)	2,729	(4,188)
Prepaid expenses and other	(3)	(942)	(2,140)
Accounts payable, accrued expenses, and other liabilities	2,680	(5,246)	5,341

Net cash provided by operating activities	3,141	2,890	5,856
INVESTING ACTIVITIES:
Purchase of property and equipment	(1,586)	(3,444)	(3,648)
Sale (purchase) of investments, net	(8,684)	2,926	577
Acquisition of businesses	(9,339)	(4,845)	—

Net cash used in investing activities	(19,609)	(5,363)	(3,071)
FINANCING ACTIVITIES:
Payments on notes payable to former stockholders	(339)	(406)	(176)
Proceeds from (payment on) loan from minority interest	130	(130)	—
Payments on notes payable	—	—	(1,067)
Issuance of common stock	4,830	35	100
Costs related to issuance of common stock in fiscal 1999	—	(115)	—
Proceeds from minority interest	—	3,367	—

Net cash provided by financing activities	4,621	2,751	(1,143)
Effect of foreign exchange rates on cash and cash equivalents	—	(149)	(67)

Net increase (decrease) in cash and cash equivalents	(11,847)	129	1,575
Cash and cash equivalents at beginning of year	32,023	20,176	20,305

Cash and cash equivalents at end of year	$20,176	$20,305	$21,880

Noncash investing and financing activities:
Receivable in exchange for common stock	—	$4,500	—

Issuance of common stock for acquired businesses	$3,818	—	—

Issuance of common stock for future services	$106	—	—

Issuance of notes payable for acquired business	—	—	$4,208

Supplemental cash flow information:
Cash paid for taxes	$7,621	$7,345	$5,611

See accompanying notes.

CHARLES RIVER ASSOCIATES INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
			Receivable			Foreign	Total
	Shares		From	Deferred	Retained	Currency	Stockholders’
	Issued	Amount	Stockholder	Compensation	Earnings	Translation	Equity

	(In thousands, except share data)
BALANCE AT NOVEMBER 28, 1998	8,316,115	$30,992			$3,636		$34,628
Net income					9,030		9,030
Issuance of common stock, net of offering costs	200,000	4,453					4,453
Issuance of common stock principally for acquisition of businesses	152,429	3,924		$(106)			3,818
Issuance of common stock under Employee Stock Purchase Plan	15,217	377					377
Grant of stock options to consultants		443		(443)			—
Amortization of deferred compensation				204			204
Adjustment to purchase price of treasury stock					(195)		(195)

BALANCE AT NOVEMBER 27, 1999	8,683,761	40,189		(345)	12,471		52,315
Net income					8,839		8,839
Foreign currency translation adjustment						$(149)	(149)

Comprehensive income							8,690
Costs related to issuance of common stock in fiscal 1999		(115)					(115)
Exercise of stock options	1,900	35					35
Issuance of common stock	405,862	4,500	$(4,500)				—
Minority interest investment in subsidiary		1,470					1,470
Grant of vested stock options to consultants		75					75
Adjustment to revalue deferred compensation		(417)		417			—
Amortization of deferred compensation				(184)			(184)
Adjustment to purchase price of treasury stock					52		52

BALANCE AT NOVEMBER 25, 2000	9,091,523	45,737	(4,500)	(112)	21,362	(149)	62,338
Net income					7,439		7,439
Foreign currency translation adjustment						(67)	(67)

Comprehensive income							7,372
Issuance of common stock	16,006	100					100
Adjustment to revalue deferred compensation		220		(220)			—
Amortization of deferred compensation				215			215
Adjustment to purchase price of treasury stock					(23)		(23)

BALANCE AT NOVEMBER 24, 2001	9,107,529	$46,057	$(4,500)	$(117)	$28,778	$(216)	$70,002

See accompanying notes.

CHARLES RIVER ASSOCIATES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

Description of Business

      Charles River Associates Incorporated (the “Company” or “CRA”) is an economic and business consulting firm that applies advanced analytic techniques and in-depth industry knowledge to complex engagements for a broad range of clients. The Company offers two types of services: legal and regulatory consulting and business consulting.

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

Fiscal Year

      CRA’s fiscal year ends on the last Saturday in November.

Reclassifications

      Certain amounts in the accompanying fiscal 2000 consolidated balance sheet have been reclassified to permit comparison with the current year presentation.

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

      The Company adopted the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) 101, “Revenue Recognition in Financial Statements” in fiscal 2001. The adoption of SAB 101 did not have a significant impact on the Company’s financial statements.

Cash Equivalents and Investments

      Cash equivalents consist principally of money market funds, commercial paper, bankers’ acceptances, and certificates of deposit with maturities when purchased of 90 days or less. Short term investments generally consist of government bonds with maturities when purchased of more than 90 days but less than one year. Long term investments generally consist of government bonds with maturities when purchased of more than one year but less than two years. Held-to-maturity securities are stated at amortized cost which approximates fair value.

Goodwill

      Goodwill represents the cost in excess of fair market value of net assets of acquired businesses and is amortized on a straight-line basis over periods ranging from 15 to 20 years, except for goodwill of $4.0 million associated with the acquisition of a business made on July 18, 2001, as more fully described in Note 2 below,

CHARLES RIVER ASSOCIATES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which was not required to be amortized in accordance with the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”.

      In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which revised the accounting for goodwill and other intangible assets. Specifically, goodwill and intangible assets with indefinite lives will no longer be subject to amortization, but will be monitored annually for impairment. Any impairment will be measured based upon the fair value of the related asset based upon the provisions of SFAS No. 142. The Company intends to elect early adoption of this accounting standard in fiscal year 2002. The adoption of this accounting standard is expected to reduce goodwill amortization by approximately $500,000 in fiscal year 2002.

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

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and NeuCo, Inc. (“NeuCo”), a company founded by the Company and an affiliate of Commonwealth Energy Systems in June 1997. The Company has a 50.5 percent interest in NeuCo. The portion of the results of operations of NeuCo allocable to its minority owners is shown as “minority interest” on the Company’s statement of income, and that amount, along with the capital contributions to NeuCo of its minority owners, is shown as “minority interest” on the Company’s balance sheet. All significant intercompany accounts have been eliminated.

      Prior to May 3, 2000, the Company owned 65.25 percent of NeuCo. On May 3, 2000, in a series of transactions that resulted in an infusion of new equity in NeuCo, the Company’s ownership was reduced to 50.5 percent.

Concentration of Credit Risk

      The Company’s accounts receivable base consists of a broad range of clients in a variety of industries located throughout the United States and in other countries. The Company performs a credit evaluation of each of its clients to minimize its collectibility risk and has not required collateral or other security. Historically, the Company has not experienced significant write-offs.

CHARLES RIVER ASSOCIATES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company provides an allowance for doubtful accounts for potentially uncollectible amounts. Activity in the accounts is as follows:

	Fiscal Year

	1999	2000	2001

	(In thousands)
Balance at beginning of period	$727	$952	$1,321
Charge (reversal) to cost and expenses	225	378	(373)
Amounts written off	—	(9)	(34)

Balance at end of period	$952	$1,321	$914

Deferred Revenue

      Deferred revenue represents amounts paid to the Company in advance of services rendered.

Net Income Per Share

      Basic earnings per share represents net income divided by the weighted average shares of common stock outstanding during the period. Diluted earnings per share represents net income divided by the weighted average shares of common stock and common stock equivalents. Weighted average shares used in diluted earnings per share include 93,838, 46,717, and 110,805 for fiscal years 1999, 2000, and 2001, respectively, of common stock equivalents arising from stock options using the treasury stock method.

Stock-Based Compensation

      The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its stock-based compensation plans rather than the alternative fair value accounting method provided for under SFAS No. 123, “Accounting for Stock-Based Compensation.”

Deferred Compensation

      Deferred compensation represents the cost associated with shares of common stock granted to certain employees and the cost associated with the grant of stock options to consultants. The options granted to consultants are accounted for under variable accounting in accordance with SFAS No. 123. These costs are being amortized over the related vesting period.

Income Taxes

      The Company accounts for income taxes in accordance with the liability method of accounting for income taxes. Under the liability method, deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss carryforwards. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized.

Foreign Currency Translation

      In accordance with SFAS No. 52, “Foreign Currency Translation,” balance sheet accounts of the Company’s foreign subsidiaries are translated into United States dollars at year-end exchange rates. Operating accounts are translated at average exchange rates for each year. The net loss resulting from the changes in exchange rates during fiscal 2000 and fiscal 2001 have been reported in comprehensive income. The effect on

CHARLES RIVER ASSOCIATES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the consolidated financial statements of translation gains and losses in fiscal 1999, and of transaction gains and losses for all years presented, is not significant.

Accounting Pronouncements

      Start-up costs. In December 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued a Statement of Position (SOP), “Reporting on the Costs of Start-up Activities,” which requires companies upon adoption to expense start-up costs, including organization costs, as incurred. In addition, the SOP requires companies upon adoption to write off as a cumulative change in accounting principle any previously recorded start-up or organization costs. The Company adopted the SOP in the first quarter of fiscal 2000, the effect of which was immaterial.

      Derivatives and hedging. In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its amendments SFAS Nos. 137 and 138, in June 1999 and June 2000, respectively. The standard requires all derivatives to be recorded on the balance sheet at fair market value and establishes special accounting for certain types of hedges. The Company does not have any derivative instruments and does not engage in any hedging activities. The Company adopted the standard in the first quarter of fiscal 2001, and its adoption did not have any impact on the consolidated financial statements.

      Impairment or disposal of long-lived assets. In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The adoption of SFAS No. 144 is not expected to have a material effect on the financial position or results of operations of the Company.

2.     Business Acquisitions

      On December 15, 1998, the Company acquired assets and assumed certain liabilities of The Tilden Group, a consulting company, for $9.6 million in cash and common stock. On February 25, 1999, the Company acquired assets and assumed certain liabilities of FinEcon, a consulting company, for $3.2 million in cash and common stock. The acquisitions have been accounted for under purchase accounting, and the results of operations have been included in the accompanying statements of operations from the related dates of acquisition. The pro forma results of operations had the acquisitions occurred at the beginning of fiscal year 1999 would not be materially different from the results in the accompanying statement of operations.

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

CHARLES RIVER ASSOCIATES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On July 18, 2001, CRA acquired certain assets from PA Consulting Group, Inc. for $4.2 million in notes payable. The acquisition has been accounted for under purchase accounting, and the results of operations have been included in the accompanying statements of operations from the date of acquisition. The pro forma results of operations had the acquisition occurred at the beginning of fiscal 2001 would not be materially different from the results in the accompanying statement of operations. Management believes that this acquisition enhances its existing position in consulting to the electric power and other utility industries. The Company acquired certain employees and advisors with substantial experience in energy and regulatory economics. The goodwill portion of the purchase price is attributed primarily to the strong client relationships and extensive industry experience of these people. Of the $4.2 million purchase price, $4.0 million was recorded as goodwill and the remainder was recorded as property and equipment and intangible assets. The notes related to this acquisition are payable on a quarterly basis through December 31, 2002.

3.     Special Charge

      In the fourth quarter of fiscal 2000, the Company relocated its London and Washington offices and recorded a special charge of $878,000, which consists principally of duplicate rent and the remaining lease obligations for the former space of these offices.

4.     Property and Equipment

      Property and equipment consist of the following:

	November 25,	November 24,
	2000	2001

	(In thousands)
Furniture and equipment	$9,358	$11,893
Leasehold improvements	2,927	4,040

	12,285	15,933
Accumulated depreciation and amortization	6,343	8,364

	$5,942	$7,569

      Depreciation expense was $1.3 million in fiscal 1999, $1.6 million in fiscal 2000, and $2.0 million in fiscal 2001.

5.     Accrued Expenses

      Accrued expenses consist of the following:

	November 25,	November 24,
	2000	2001

	(In thousands)
Compensation and related expenses	$10,113	$12,451
Other	—	808

	$10,113	$13,259

6.     Notes Payable to Former Stockholders

      Notes payable to former stockholders represent amounts owed by the Company to former stockholders in connection with the Company’s repurchase of shares of common stock from those stockholders upon their separation from the Company pursuant to an Exit Agreement.

CHARLES RIVER ASSOCIATES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In 1998, the Company’s Board of Directors authorized the Company to amend and restate the Exit Agreement, and no further repurchases may be made under the Exit Agreement.

      Under the Exit Agreement, the Company repurchased shares of common stock from certain stockholders at a purchase price based upon a formula that used the book value of the Company at the date the stockholder separated from the Company (the “Fixed Amount”) and an amount (the “Contingent Pay-Out Amount”) equal to the stockholder’s pro rata portion of 25 percent of the Company’s earnings before bonuses, supplemental compensation, and amortization of goodwill, if any, for each of the five fiscal years commencing with the fiscal year in which the repurchase was made. The Fixed Amount is payable in three equal installments, and the Contingent Pay-Out Amount is payable in five equal annual installments. As of November 24, 2001, there were no Fixed Amounts due.

      For financial reporting purposes, the Company initially estimated the Contingent Pay-Out Amount owed to each former stockholder for the full five-year payment period based on the actual amount of the contingent payment for the first year. In subsequent years, the Company adjusts the estimate annually based on actual amounts of the contingent payment for all preceding years. The related adjustments are made to treasury stock and additional paid-in capital and, to the extent additional paid-in capital is not available, retained earnings. Annual principal payments to former stockholders are estimated as of November 24, 2001 to be $126,000 in fiscal 2002. The Company believes the recorded value of the notes payable to former stockholders approximates fair market value.

7.     Financing Arrangements

      The Company has a line of credit that permits borrowings of up to $2.0 million with interest at the bank’s base rate (5.0 percent at November 24, 2001) and is secured by the Company’s accounts receivable. This line of credit automatically renews each year on June 30 unless earlier terminated by either the Company or the bank. The terms of the line of credit include certain operating and financial covenants. No borrowings were outstanding as of November 25, 2000 or November 24, 2001.

8.     Employee Benefit Plans

      The Company maintains a profit-sharing retirement plan that covers substantially all full-time employees. Contributions are made at the discretion of the Company and its subsidiaries, and cannot exceed the maximum amount deductible under applicable provisions of the Internal Revenue Code. Contributions were approximately $1.5 million in fiscal 1999, $1.7 million in fiscal 2000, and $1.0 million in fiscal 2001.

CHARLES RIVER ASSOCIATES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     Leases

      At November 24, 2001, the Company had the following minimum rental commitments under all noncancelable operating leases (in thousands):

Rental
Fiscal Year	Commitments

2002	$5,461
2003	5,295
2004	5,037
2005	4,822
2006	3,928
Thereafter	9,510

34,053
Future minimum rentals under sublease arrangements	(2,699)

$31,354

      Rent expense amounted to approximately $3.1 million in fiscal 1999, $4.5 million in fiscal 2000, and $5.3 million in fiscal 2001.

10.     Common Stock

      In 1998, the Company’s Board of Directors authorized the Company to amend and restate the Exit Agreement (as so amended and restated, the “Stock Restriction Agreement”). The Stock Restriction Agreement prohibits each person who was a stockholder of the Company before the closing of the Initial Public Offering (“Offering”) from selling or otherwise transferring a portion of the shares of common stock held immediately before the Offering without the consent of the Board of Directors of the Company for a specified period of time after the Offering. In addition, the Stock Restriction Agreement allows the Company to repurchase a portion of such stockholder’s shares of common stock at a percentage of market value should the stockholder leave the Company (other than for death or retirement for disability).

11.     Stock-Based Compensation

      The Company has adopted the 1998 Incentive and Nonqualified Stock Option Plan, which originally provided for the grant of options to purchase up to 970,000 shares of common stock. In January 2001, the stockholders approved an amendment to the plan increasing the number of shares issuable under the plan to 1,870,000. Options are to be granted at an exercise price equal to the fair market value of the shares of common stock at the date of grant. Vesting terms are determined at the discretion of the Board of Directors

CHARLES RIVER ASSOCIATES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and generally range from immediate vesting to vesting at various rates over five years. All options terminate 10 years after the date of grant. A summary of option activity is as follows:

		Weighted Average
	Options	Exercise Price

Outstanding at November 29, 1998	341,000	$18.92
Granted	213,500	23.88
Canceled	(1,000)	29.63

Outstanding at November 27, 1999	553,500	20.81
Granted	346,500	13.72
Exercised	(1,900)	18.50
Canceled	(11,000)	23.68

Outstanding at November 25, 2000	887,100	18.01
Granted	679,600	12.98
Canceled	(78,000)	18.14

Outstanding at November 24, 2001	1,488,700	15.75

Options available for grant at November 24, 2001	379,400

Options exercisable:
At November 24, 2001	416,710	$18.85

At November 25, 2000	201,877	$20.64

At November 27, 1999	79,227	$20.83

Weighted average remaining contractual life at November 24, 2001	8.26 years

      The weighted average fair market value of the options granted was $9.63 in fiscal 1999, $5.66 in fiscal 2000, and $5.52 in fiscal 2001.

      Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair market value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Year

	1999	2000	2001

Risk-free interest rate	5.5%	6.1%	3.6%

Expected volatility	57%	63%	60%

Weighted average expected life (in years)	3.56	3.88	3.56

Expected dividends	—	—	—

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of fair value of its employee stock options.

CHARLES RIVER ASSOCIATES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ respective vesting periods. The Company’s pro forma information is as follows (in thousands, except for earnings per share information):

	Fiscal Year

	1999	2000	2001

Net income — as reported	$9,030	$8,839	$7,439

Net income — pro forma	$8,400	$8,291	$6,186

Basic earnings per share — as reported	$1.07	$1.01	$0.82

Basic earnings per share — pro forma	$0.99	$0.95	$0.68

Diluted earnings per share — as reported	$1.05	$1.01	$0.81

Diluted earnings per share — pro forma	$0.98	$0.94	$0.67

      The effect on pro forma net income and earnings per share of expensing the fair value of stock options is not necessarily representative of the effects on reported results for future years.

      The Company has adopted the 1998 Employee Stock Purchase Plan. The Stock Purchase Plan authorizes the issuance of up to an aggregate of 243,000 shares of common stock to participating employees at a purchase price equal to 85 percent of fair market value on either the first or the last day of the one-year offering period under the Stock Purchase Plan. During fiscal 1999, 15,217 shares were issued and during fiscal 2001, 16,006 shares were issued under the Stock Purchase Plan.

      Options granted to nonemployee consultants for the purchase of 38,500 shares of common stock at November 24, 2001 are accounted for at fair value in accordance with SFAS No. 123. During fiscal 1999 and fiscal 2001, $204,000 and $188,000, respectively, was charged to compensation expense, while in fiscal 2000, $121,000 was credited to compensation expense in connection with these options.

12.     Income Taxes

      Components of the Company’s deferred taxes are as follows:

	November 25,	November 24,
	2000	2001

	(In thousands)
Deferred tax assets:
Accrued compensation and related expenses	$590	$1,629
Allowance for doubtful accounts	542	310
Net operating loss carryforwards	—	271
Excess book over tax depreciation and amortization	125	328
Valuation allowance	—	(271)

	1,257	2,267
Deferred tax liabilities:
Cash to accrual adjustment	336	—
Other	285	502

	621	502

Net deferred tax assets	$636	$1,765

CHARLES RIVER ASSOCIATES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The provision (credit) for income taxes for current year operations consists of the following:

	Fiscal Year

	1999	2000	2001

	(In thousands)
Currently payable:
Federal	$5,921	$4,627	$5,930
State	1,046	817	1,047

	6,967	5,444	6,977
Deferred:
Federal	(670)	614	(960)
State	(115)	108	(169)

	(785)	722	(1,129)

	$6,182	$6,166	$5,848

      A reconciliation of the Company’s tax rates with the federal statutory rate is as follows:

	Fiscal Year

	1999	2000	2001

Federal statutory rate	34.0%	34.0%	34.3%
State income taxes, net of federal income tax benefit	6.3	6.3	6.0
Foreign net operating losses not benefited	—	—	2.1
Other	0.4	1.0	0.3

	40.7%	41.3%	42.7%

      The Company has foreign net operating loss carryforwards aggregating $904,000, of which $360,000 begins to expire in 2010.

13.     Related-Party Transactions

      The Company made payments to stockholders of the Company who performed consulting services for the Company in the amounts of $5.3 million in fiscal 1999, $6.2 million in fiscal 2000, and $7.9 million in fiscal 2001.

CHARLES RIVER ASSOCIATES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.     Quarterly Financial Data (Unaudited)

	Quarter Ended

			September 1,
	February 18,	May 12,	2000	November 25,
	2000	2000	(16 weeks)	2000

	(In thousands, except per share data)
Revenues	$18,869	$19,845	$23,953	$19,880
Gross profit	8,340	8,721	10,897	8,150
Income from operations	3,844	4,031	4,276	1,242 (1)
Income before provision for income taxes and minority interest	4,149	4,365	4,814	1,607
Minority interest	—	46	117	(93)
Net income	2,435	2,610	2,944	850
Basic net income per share	0.28	0.30	0.34	0.10
Diluted net income per share	0.28	0.30	0.34	0.10

	Quarter Ended

			August 31,
	February 16,	May 11,	2001	November 24,
	2001	2001	(16 weeks)	2001

	(In thousands, except per share data)
Revenues	$21,144	$24,567	$34,914	$29,179
Gross profit	8,613	9,907	13,988	11,706
Income from operations	2,033	2,589	4,179	3,857
Income before provision for income taxes and minority interest	2,372	2,865	4,487	3,979
Minority interest	123	(33)	(186)	(320)
Net income	1,413	1,704	2,407	1,915
Basic net income per share	0.16	0.19	0.26	0.21
Diluted net income per share	0.16	0.19	0.26	0.21

(1)	Includes special charge in the amount of $878,000 (See note 3.)