Form 10-Q
period 2002-02-15
CHARLES RIVER ASSOCIATES INC
filed 2002-03-28
CIK 1053706

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(x)   Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended February 15, 2002

or

(  )   Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

Commission file number: 000-24049

Charles River Associates Incorporated

(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-2372210 (I.R.S. Employer Identification No.)

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

As of March 27, 2002 CRA had outstanding 9,048,605 shares of common stock.

Charles River Associates Incorporated

INDEX

PAGE

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Consolidated Statements of Income –
Twelve weeks ended February 16, 2001 and February 15, 2002	3

Consolidated Balance Sheets –
November 24, 2001 and February 15, 2002	4

Consolidated Statements of Cash Flows –
Twelve weeks ended February 16, 2001 and February 15, 2002	5

Notes to Consolidated Financial Statements	6

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk	18

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	18

ITEM 2. Changes in Securities and Use of Proceeds	18

ITEM 6. Exhibits and Reports on Form 8-K	18

Signatures	19

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Charles River Associates Incorporated
Consolidated Statements of Income
(In thousands, except per share data)

	Twelve Weeks Ended

	February 16,	February 15,
	2001	2002

	(unaudited)

Revenues	$21,144	$24,202
Costs of services	12,531	14,677

Gross profit	8,613	9,525
Selling, general and administrative	6,580	6,912

Income from operations	2,033	2,613
Interest income, net	339	108

Income before provision for income taxes and minority interest	2,372	2,721
Provision for income taxes	(1,082)	(1,129)

Income before minority interest	1,290	1,592
Minority interest	123	(28)

Net income	$1,413	$1,564

Net income per share:
Basic	$0.16	$0.17

Diluted	$0.16	$0.17

Weighted average number of shares outstanding:
Basic	9,104	9,050

Diluted	9,104	9,355

See accompanying notes.

Charles River Associates Incorporated
Consolidated Balance Sheets
(In thousands, except share data)

	November 24,	February 15,
	2001	2002

		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,880	$23,765
Short-term investments	1,748	243
Accounts receivable, net of allowances of $914 in 2001 and $1,207 in 2002 for doubtful accounts	21,915	22,858
Unbilled services	15,350	10,345
Prepaid expenses	849	230
Deferred income taxes	1,437	1,437

Total current assets	63,179	58,878
Property and equipment, net	7,569	7,952
Goodwill, net of accumulated amortization of $1,965 in 2001 and 2002	17,948	17,948
Intangible assets, net of accumulated amortization of $596 in 2001
and $639 in 2002	1,018	976
Long-term investments	3,433	4,948
Deferred income taxes, net of current portion	328	328
Other assets	3,415	3,536

Total assets	$96,890	$94,566

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,044	$5,122
Accrued expenses	13,259	10,714
Deferred revenue and other liabilities	234	213
Current portion of notes payable to former stockholders	126	320
Current portion of notes payable	2,407	2,426

Total current liabilities	22,070	18,795
Notes payable to former stockholders, net of current portion	––	388
Notes payable, net of current portion	612	––
Deferred rent	1,963	1,846
Minority interest	2,243	2,271
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized;
none issued and outstanding	––	––
Common stock, no par value; 25,000,000 shares authorized; 9,107,529 shares in 2001 and 9,030,405 shares in 2002 issued and outstanding	46,057	45,709
Receivable from stockholder	(4,500)	(4,500)
Deferred compensation	(117)	(108)
Retained earnings	28,778	30,342
Foreign currency translation	(216)	(177)

Total stockholders’ equity	70,002	71,266

Total liabilities and stockholders’ equity	$96,890	$94,566

See accompanying notes.

Charles River Associates Incorporated
Consolidated Statements of Cash Flows
(In thousands)

	Twelve Weeks Ended

	February 16,	February 15,
	2001	2002

	(unaudited)

Operating activities:
Net income	$1,413	$1,564
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	738	573
Deferred rent	26	(117)
Minority interest	(123)	28
Changes in operating assets and liabilities:
Accounts receivable	(1,112)	(943)
Unbilled services	(1,050)	5,005
Prepaid expenses and other assets	(3,219)	498
Accounts payable, accrued expenses, and other liabilities	(1,751)	(3,488)

Net cash provided by (used in) operating activities	(5,078)	3,120

Investing activities:
Purchase of property and equipment	(962)	(870)
Sale (purchase) of investments, net	465	(10)

Net cash used in investing activities	(497)	(880)

Financing activities:
Payment on notes payable	––	(593)
Issuance of common stock	131	127
Issuance of common stock upon exercise of stock options	––	72

Net cash provided by (used in) financing activities	131	(394)
Effect of foreign exchange rates on cash and cash equivalents	66	39

Net increase (decrease) in cash and cash equivalents	(5,378)	1,885
Cash and cash equivalents at beginning of period	20,305	21,880

Cash and cash equivalents at end of period	$14,927	$23,765

Noncash financing activities:
Payable in exchange for treasury stock	$––	$582

Supplemental cash flow information:
Cash paid for income taxes	$1,278	$613

See accompanying notes.

Charles River Associates Incorporated
Notes to Consolidated Financial Statements
(Unaudited)

1. Description of Business

Charles River Associates Incorporated (CRA) is an economic and business consulting firm that applies advanced analytic techniques and in-depth industry knowledge to complex engagements for a broad range of clients. CRA offers two types of services: legal and regulatory consulting and business consulting.

2. Unaudited Interim Consolidated Financial Statements and Estimates

The consolidated statements of income for the twelve weeks ended February 16, 2001 and February 15, 2002, the consolidated balance sheet as of February 15, 2002, and the consolidated statements of cash flows for the twelve weeks ended February 16, 2001 and February 15, 2002, are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of CRA’s consolidated financial position, results of operations, and cash flows.

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

3. Principles of Consolidation

The consolidated financial statements include the accounts of CRA, its wholly owned subsidiaries, and NeuCo, Inc., a corporation founded by CRA and an affiliate of Commonwealth Energy Systems in June 1997. CRA has a 50.5 percent interest in NeuCo, Inc. The portion of the results of operations of NeuCo, Inc. allocable to its minority owners is shown as “minority interest” on CRA’s statement of income, and that amount, along with the capital contributions to NeuCo, Inc. of its minority owners, is shown as “minority interest” on CRA’s balance sheet. All significant intercompany accounts have been eliminated.

4. Fiscal Year

CRA’s fiscal year ends on the last Saturday in November. Each of CRA’s first, second, and fourth quarters includes twelve weeks, and its third quarter includes sixteen weeks.

5. Revenue Recognition

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

Charles River Associates Incorporated
Notes to Consolidated Financial Statements
(Unaudited)

CRA adopted the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) 101, “Revenue Recognition in Financial Statements” in fiscal 2001. The adoption of SAB 101 did not have a significant impact on CRA’s financial statements.

6. Cash Equivalents and Investments

Cash equivalents consist principally of money market funds, commercial paper, bankers’ acceptances, and certificates of deposit with maturities when purchased of 90 days or less. Short-term investments generally consist of government bonds with maturities when purchased of more than 90 days but less than one year. Long-term investments generally consist of government bonds with maturities when purchased of more than one year but less than two years. Held-to-maturity securities are stated at amortized cost which approximates fair value.

7. Goodwill

Goodwill represents the cost in excess of fair market value of net assets of acquired businesses. Prior to fiscal 2002, goodwill was amortized on a straight-line basis over periods ranging from 15 to 20 years.

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which revised the accounting for goodwill and other intangible assets. Specifically, goodwill and intangible assets with indefinite lives will no longer be subject to amortization, but will be monitored annually for impairment. Any impairment will be measured based upon the fair value of the related asset based upon provisions of SFAS No. 142. CRA elected early adoption of this accounting standard in the first quarter of fiscal year 2002. The adoption of this accounting standard is expected to reduce goodwill amortization by approximately $500,000 in fiscal year 2002.

8. Impairment of Long-Lived Assets

CRA reviews the carrying value of its long-lived assets (primarily property and equipment, goodwill, and intangible assets) to assess the recoverability of these assets whenever events indicate that impairment may have occurred; any impairments would be recognized in operating results if a permanent diminution in value were to occur. As part of this assessment, CRA reviews the expected future undiscounted operating cash flows from its acquired businesses. If asset impairment is indicated through this review, the carrying amount of the asset will be reduced to its estimated fair value.

9. Intangible Assets

Intangible assets consist principally of costs allocated to non-compete agreements and are amortized on a straight-line basis over the related terms of the agreements (seven to ten years).

10. Property and Equipment

Property and equipment are recorded at cost. CRA provides for depreciation of equipment using the straight-line method over its estimated useful life, generally three to five years. Amortization of

Charles River Associates Incorporated
Notes to Consolidated Financial Statements
(Unaudited)

leasehold improvements is provided using the straight-line method over the shorter of the lease term or the estimated useful life of the leasehold improvements.

11. Net Income per Share

Basic earnings per share represents net income divided by the weighted average shares of common stock outstanding during the period. Diluted earnings per share represents net income divided by the weighted average shares of common stock and common stock equivalents. Weighted average shares used in diluted earnings per share include 32 common stock equivalents for the twelve weeks ended February 16, 2001 and 304,968 common stock equivalents for the twelve weeks ended February 15, 2002 arising from stock options using the treasury stock method.

12. Comprehensive Income

Comprehensive income represents net income reported by CRA in the accompanying consolidated statements of income adjusted for changes in CRA’s foreign currency translation account. A reconciliation is as follows (in thousands):

	Twelve Weeks Ended

	February 16,	February 15,
	2001	2002

Net income	$1,413	$1,564
Change in foreign currency translation	66	39

Comprehensive income	$1,479	$1,603

13. Foreign Currency Translation

In accordance with SFAS No. 52, “Foreign Currency Translation,” balance sheet accounts of CRA’s foreign subsidiaries are translated into United States dollars at period-end exchange rates. Operating accounts are translated at average exchange rates for each reporting period.

14. Accounting Pronouncements

Derivatives and hedging. In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its amendments SFAS Nos. 137 and 138, in June 1999 and June 2000, respectively. The standard requires all derivative instruments to be recorded on the balance sheet at fair market value and establishes special accounting for certain types of hedges. CRA does not have any derivative instruments and does not engage in any hedging activities. CRA adopted the standard in the first quarter of fiscal 2001, and its adoption did not have any impact on CRA’s consolidated financial statements.

Impairment or disposal of long-lived assets. In October 2001, the FASB issued SFAS No. 144,

Charles River Associates Incorporated
Notes to Consolidated Financial Statements
(Unaudited)

“Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The adoption of SFAS No. 144 is not expected to have a material effect on the financial position or results of operations of CRA.

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

Results of Operations–Twelve weeks Ended February 16, 2001 Compared to Twelve weeks Ended February 15, 2002

Revenues. Revenues increased $3.1 million, or 14.5 percent, from $21.1 million for the first quarter of fiscal 2001 to $24.2 million for the first quarter of fiscal 2002. The increase in revenues was due primarily to an increase in the number of employee consultants, an increase in consulting services performed for new and existing clients during the period, increased demand for NeuCo software, and to a lesser extent, increased billing rates for our consultants. The total number of employee consultants increased from 262 at the end of the first quarter of fiscal 2001 to 302 at the end of the first quarter of fiscal 2002. Utilization was 73 percent for the first quarter of fiscal 2001 as compared to 67 percent for the first quarter of fiscal 2002. We experienced revenue increases during the first quarter of fiscal 2002 primarily in our business consulting services; in particular, we generated significant revenue increases in our electric utility and finance practice areas.

Costs of Services. Costs of services increased by $2.1 million, or 17.1 percent, from $12.5 million in the first quarter of fiscal 2001 to $14.7 million in the first quarter of fiscal 2002. As a percentage of revenues, costs of services increased from 59.3 percent in the first quarter of fiscal 2001 to 60.6 percent in the first quarter of fiscal 2002. The increase as a percentage of revenues was due primarily to lower utilization of our employee consultants.

Selling, General, and Administrative. Selling, general, and administrative expenses increased by $332,000, from $6.6 million in the first quarter of fiscal 2001 to $6.9 million in the first quarter of fiscal 2002. As a percentage of revenues, selling, general, and administrative expenses decreased from 31.1 percent in the first quarter of fiscal 2001 to 28.6 percent in the first quarter of fiscal 2002. The primary contributors to the decrease as a percentage of revenues were a decrease in commission payments to outside experts and the elimination of amortization of goodwill in the first quarter of fiscal 2002 resulting from our early adoption of SFAS 142.

Interest Income, Net. Net interest income decreased by $231,000, or 68.1 percent, from $339,000 in the first quarter of fiscal 2001 to $108,000 in the first quarter of fiscal 2002. This decrease resulted primarily from the overall decline in short-term interest rates.

Provision for Income Taxes. The provision for income taxes increased by $47,000, to $1.1 million in the first quarter of fiscal 2002. Our effective income tax rate decreased from 45.6 percent in the first quarter of fiscal 2001 to 41.5 percent in the first quarter of fiscal 2002. The higher rate in the first quarter of fiscal 2001 was due primarily to the net operating losses in NeuCo, Inc. in the first quarter of fiscal 2001, for which no tax benefit was recognized.

Minority Interest. Minority interest in the results of operations of NeuCo, Inc. increased from a loss of $123,000 in the first quarter of fiscal 2001 to a profit of $28,000 in the first quarter of fiscal 2002 due to an increase in revenue and profit in NeuCo, Inc.

Liquidity and Capital Resources

As of February 15, 2002, we had cash and cash equivalents of $23.8 million, short-term and long-term investments of $5.2 million, and working capital of $40.0 million. Net cash provided by operating activities for the twelve weeks ended February 15, 2002 was $3.1 million. Cash generated from operating activities resulted primarily from net income of $1.6 million and a decrease in unbilled services of $5.0 million, offset in part by an increase in accounts payable, accrued expenses and other liabilities of $3.5 million.

Net cash used in investing activities for the twelve weeks ended February 15, 2002 was $880,000, primarily consisting of $870,000 used to purchase property and equipment.

Net cash used in financing activities for the twelve weeks ended February 15, 2002 was $394,000, consisting principally of payments on notes payable in connection with the acquisition of a line of business from PA Consulting Group, Inc. These notes are payable on a quarterly basis through December 31, 2002.

In connection with our acquisition of the consulting business of Dr. Rausser, we loaned Dr. Rausser $4.5 million, on a full-recourse basis, which he used to purchase shares of our common stock. The loan is scheduled to be repaid in 2004. If the acquired business meets specified performance targets, we will owe Dr. Rausser additional consideration, payable in the first quarter of fiscal 2004.

We currently have available a $2.0 million revolving line of credit with Fleet National Bank, which is secured by our accounts receivable. This line of credit automatically renews each year on June 30 unless terminated earlier by either Fleet National Bank or us. No borrowings were outstanding under this line of credit as of February 15, 2002.

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

As of February 15, 2002, 24 of our outside experts have entered noncompetition agreements with us. The limitation or termination of any of their relationships with us or competition from any of them after these agreements expire could harm our business. To meet our long-term growth targets, we need to establish ongoing relationships with additional outside experts who have reputations as leading experts in their fields. We may be unable to establish relationships with any additional outside experts. In addition, any relationship that we do establish may not help us meet our objectives or generate the revenues or earnings that we anticipate.

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

– increased costs to improve or coordinate managerial, operational, financial, and administrative systems

– dilutive issuances of equity securities

– the assumption of legal liabilities

– amortization of acquired intangible assets

– potential write-offs related to the impairment of acquired goodwill

– difficulties in integrating diverse corporate cultures

– additional conflicts of interests

The occurrence of any of these events could harm our business.

Our international operations create special risks.

We may continue our international expansion, and our international revenues may account for an increasing portion of our revenues in the future. Our international operations carry special risks, including:

– greater difficulties in managing and staffing foreign operations

– cultural differences that adversely affect utilization

– currency fluctuations that adversely affect our financial position and operating results

– unexpected changes in trading policies, regulatory requirements, tariffs and other barriers

– greater difficulties in collecting accounts receivable

– longer sales cycles

– restrictions on the repatriation of earnings

– potentially adverse tax consequences, such as trapped foreign losses

– less stable political and economic environments

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

– the number, scope, and timing of ongoing client engagements

– the extent to which we can reassign employee consultants efficiently from one engagement to the next

– employee hiring

– the extent of discounting or cost overruns

– severe weather conditions and other factors affecting employee productivity

– collectibility of receivables

Because we generate almost all of our revenues from consulting services that we provide on an hourly fee basis, our revenues in any period are directly related to the number of our employee consultants, their billing rates, and the number of billable hours they work in that period. We have a limited ability to increase any of these factors in the short term. Accordingly, if we underutilize our consultants during one part of a fiscal period, we are sometimes unable to compensate by augmenting revenues during another part of that period. In addition, we are sometimes unable to fully utilize any additional consultants that we hire, particularly in the quarter in which we hire them. Moreover, a significant majority of our operating expenses, primarily office rent and salaries, are fixed in the short term. As a result, if our revenues fail to meet our projections in any quarter, that could have a disproportionate adverse effect on our net income. For these reasons, we believe our historical results of operations do not predict our future performance.

Potential conflicts of interests may preclude us from accepting some engagements

We provide our services primarily in connection with significant or complex transactions, disputes, or other matters that are usually adversarial or that involve sensitive client information. Our engagement by a client frequently precludes us from accepting engagements with the client’s competitors or adversaries because of conflicts between their interests or positions on disputed issues or other reasons. Accordingly, the number of both potential clients and potential engagements is limited. Moreover, in many industries in which we provide consulting services there has been a continuing trend toward business consolidations and strategic alliances. These consolidations and alliances reduce the number of potential clients for our services and increase the chances that we will be unable to continue some of our ongoing engagements or accept new engagements as a result of conflicts of interests. Any of these events could harm our business.

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

The price of our common stock may be volatile

Our stock price has been volatile. From February 16, 2001 to February 15, 2002, the trading price of our common stock ranged from $7.75 to $22.29. Many factors may cause the market price of our common stock to fluctuate significantly, including the following:

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

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

As of February 15, 2002, we were exposed to market risks, which primarily include changes in U.S. interest rates.

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

ITEM 2. Changes in Securities and Use of Proceeds

On January 4, 2002, we granted 6,376 shares of common stock, subject to certain restrictions, to an outside expert as compensation for services rendered. We relied on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving any public offering.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

None.

(b) Reports on Form 8-K

CRA did not file any reports on Form 8-K during the quarter ended February 15, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Charles River Associates Incorporated

Date: March 28, 2002	By: /s/ James C. Burrows

James C. Burrows
President and Chief Executive Officer

Date: March 28, 2002	By: /s/ Michael J. Tubridy

Michael J. Tubridy
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)