Form 10-Q
period 2002-05-10
CHARLES RIVER ASSOCIATES INC
filed 2002-06-20
CIK 1053706

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 10, 2002

or

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

Yes No

         As of June 17, 2002 CRA had outstanding 9,058,605 shares of common stock.

Charles River Associates Incorporated
INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	20

ITEM 4.	Submission of Matters to a Vote of Security Holders	21

ITEM 6.	Exhibits and Reports on Form 8-K	22

Signatures		23

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Charles River Associates Incorporated
Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Twelve Weeks Ended		Twenty-four Weeks Ended

	May 11, 2001	May 10, 2002	May 11, 2001	May 10, 2002

Revenues	$24,567	$28,016	$45,711	$52,218

Costs of services	14,660	17,266	27,191	31,943

Gross profit	9,907	10,750	18,520	20,275

Selling, general and administrative expenses	7,318	8,148	13,898	15,060

Income from operations	2,589	2,602	4,622	5,215

Interest income, net	276	109	615	217

Income before provision for income taxes and minority interest	2,865	2,711	5,237	5,432

Provision for income taxes	(1,128)	(1,052)	(2,210)	(2,181)

Income before minority interest	1,737	1,659	3,027	3,251

Minority interest	(33)	344	90	316

Net income	$1,704	$2,003	$3,117	$3,567

Net income per share:

Basic	$0.19	$0.22	$0.34	$0.39

Diluted	$0.19	$0.22	$0.34	$0.38

Weighted average number of shares outstanding:

Basic	9,108	9,043	9,106	9,046

Diluted	9,118	9,249	9,111	9,301

See accompanying notes.

Charles River Associates Incorporated
Consolidated Balance Sheets
(In thousands, except share data)

	November 24, 2001	May 10, 2002

		(unaudited)
Assets

Current assets:

Cash and cash equivalents	$21,880	$12,750

Short-term investments	1,748	167

Accounts receivable, net of allowances of $914 in 2001 and $1,115 in 2002 for doubtful accounts	21,915	24,501

Unbilled services	15,350	14,089

Prepaid expenses	849	1,281

Deferred income taxes	1,437	1,437

Total current assets	63,179	54,225

Property and equipment, net	7,569	8,396

Goodwill, net of accumulated amortization of $1,965 in 2001 and 2002	17,948	26,634

Intangible assets, net of accumulated amortization of $596 in 2001 and $683 in 2002	1,018	932

Long-term investments	3,433	4,438

Deferred income taxes, net of current portion	328	328

Other assets	3,415	3,447

Total assets	$96,890	$98,400

Liabilities and stockholders’ equity

Current liabilities:

Accounts payable	$6,044	$5,598

Accrued expenses	13,259	12,774

Deferred revenue and other liabilities	234	191

Current portion of notes payable to former stockholders	126	195

Current portion of notes payable	2,407	2,016

Total current liabilities	22,070	20,774

Notes payable to former stockholders, net of current portion	––	388

Notes payable, net of current portion	612	––

Deferred rent	1,963	1,769

Minority interest	2,243	1,927

Commitments and contingencies

Stockholders’ equity:

Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	––	––

Common stock, no par value; 25,000,000 shares authorized; 9,107,529 shares in 2001 and 9,051,105 shares in 2002 issued and outstanding	46,057	45,863

Receivable from stockholder	(4,500)	(4,500)

Deferred compensation	(117)	(139)

Retained earnings	28,778	32,348

Foreign currency translation	(216)	(30)

Total stockholders’ equity	70,002	73,542

Total liabilities and stockholders’ equity	$96,890	$98,400

See accompanying notes.

Charles River Associates Incorporated
Consolidated Statements of Cash Flows
(In thousands)

	Twenty-four Weeks Ended

	May 11, 2001	May 10, 2002

	(unaudited)
Operating activities:

Net income	$3,117	$3,567

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization	1,504	1,131

Deferred rent	169	(193)

Minority interest	(90)	(316)

Changes in operating assets and liabilities, net of effect of acquired business:

Accounts receivable	(6,532)	(1,118)

Unbilled services	(462)	1,994

Prepaid expenses and other assets	(2,353)	(169)

Accounts payable, accrued expenses, and other liabilities	(1,078)	(2,283)

Net cash provided by (used in) operating activities	(5,725)	2,613

Investing activities:

Purchase of property and equipment	(1,819)	(1,418)

Sale (purchase) of investments, net	2,234	576

Acquisition of business, net of cash acquired	––	(10,345)

Net cash provided by (used in) investing activities	415	(11,187)

Financing activities:

Payments on notes payable	––	(1,003)

Payments on notes payable to former stockholders	(177)	(123)

Issuance of common stock	135	127

Issuance of common stock upon exercise of stock options	––	257

Net cash used in financing activities	(42)	(742)

Effect of foreign exchange rates on cash and cash equivalents	8	186

Net decrease in cash and cash equivalents	(5,344)	(9,130)

Cash and cash equivalents at beginning of period	20,305	21,880

Cash and cash equivalents at end of period	$14,961	$12,750

Noncash financing activities:

Payable in exchange for treasury stock	$––	$582

Supplemental cash flow information:

Cash paid for income taxes	$1,866	$1,479

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

2. Unaudited Interim Consolidated Financial Statements and Estimates

The consolidated statements of income for the twelve and twenty-four weeks ended May 11, 2001 and May 10, 2002, the consolidated balance sheet as of May 10, 2002, and the consolidated statements of cash flows for the twenty-four weeks ended May 11, 2001 and May 10, 2002, are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of CRA’s consolidated financial position, results of operations, and cash flows.

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

3. Principles of Consolidation

The consolidated financial statements include the accounts of CRA, its wholly owned subsidiaries, and NeuCo, Inc. (NeuCo), a corporation founded by CRA and an affiliate of Commonwealth Energy Systems in June 1997. CRA has a 50.5 percent interest in NeuCo. The portion of the results of operations of NeuCo allocable to its minority owners is shown as “minority interest” on CRA’s statement of income, and that amount, along with the capital contributions to NeuCo of its minority owners, is shown as “minority interest” on CRA’s balance sheet. All significant intercompany accounts have been eliminated.

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

6. Cash Equivalents and Investments

Cash equivalents consist principally of money market funds, commercial paper, bankers’ acceptances, and certificates of deposit with maturities of 90 days or less from purchase date. Short-term investments generally consist of government bonds with maturities of more than 90 days but less than one year from purchase date. Long-term investments generally consist of government bonds with maturities of more than one year but less than two years from purchase date. Held-to-maturity securities are stated at amortized cost which approximates fair value.

7. Goodwill

Goodwill represents the cost in excess of fair market value of net assets of acquired businesses. Prior to fiscal 2002, goodwill was amortized on a straight-line basis over periods ranging from 15 to 20 years.

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which revised the accounting for goodwill and other intangible assets. Specifically, goodwill and intangible assets with indefinite lives will no longer be subject to amortization, but will be monitored annually for impairment. Any impairment will be measured based upon the fair value of the related asset based upon provisions of SFAS No. 142. CRA elected early adoption of this accounting standard in the first quarter of fiscal year 2002. The adoption of this accounting standard is expected to reduce goodwill amortization by approximately $500,000, net of taxes, in fiscal year 2002.

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

Charles River Associates Incorporated
Notes to Consolidated Financial Statements
(Unaudited)

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

11. Net Income per Share

Basic earnings per share represents net income divided by the weighted average shares of common stock outstanding during the period. Diluted earnings per share represents net income divided by the weighted average shares of common stock and common stock equivalents. Weighted average shares used in diluted earnings per share include common stock equivalents arising from stock options using the treasury stock method. Reconciliation of basic to diluted weighted average shares of common stock outstanding is as follows (in thousands):

	Twelve Weeks Ended		Twenty-four Weeks Ended

	May 11, 2001	May 10, 2002	May 11, 2001	May 10, 2002

Basic weighted average shares outstanding	9,108	9,043	9,106	9,046

Weighted average equivalent shares	10	206	5	255

Diluted weighted average shares outstanding	9,118	9,249	9,111	9,301

Charles River Associates Incorporated
Notes to Consolidated Financial Statements
(Unaudited)

12. Comprehensive Income

Comprehensive income represents net income reported by CRA in the accompanying consolidated statements of income adjusted for changes in CRA’s foreign currency translation account. A reconciliation is as follows (in thousands):

	Twenty-four Weeks Ended

	May 11,	May 10,
	2001	2002

Net income	$3,117	$3,567

Change in foreign currency translation	8	186

Comprehensive income	$3,125	$3,753

13. Foreign Currency Translation

In accordance with SFAS No. 52, “Foreign Currency Translation,” balance sheet accounts of CRA’s foreign subsidiaries are translated into United States dollars at year-end exchange rates. Operating accounts are translated at average exchange rates for each reporting period.

14. Business Acquisition

On May 10, 2002, CRA completed the acquisition of certain assets of the North American and U.K. operations of the chemical and energy practice of Arthur D. Little, Inc. (ADL) for $10.3 million in cash. The acquisition has been accounted for under purchase accounting. The effective date of the acquisition of the North American portion of the acquisition was April 29, 2002, and the results of operations related to that portion of the acquisition have been included in the accompanying statements of operations from that effective date. The effective date of the acquisition of the U.K. portion of the acquisition was May 10, 2002, the last day of the second quarter of fiscal 2002. Accordingly, the accompanying statement of operations for the second quarter of fiscal 2002 does not include the results of operations of the U.K. portion of the acquisition. Management believes that the ADL acquisition enhances its existing position in consulting to the chemical and petroleum industries. CRA acquired 75 employee consultants, accounts receivable and the ongoing client projects being handled by the acquired employee consultants. Of the $10.3 million purchase price, $8.7 million was recorded as goodwill. The portion of the purchase price attributable to goodwill primarily related to the strong client relationships and extensive industry experience of the acquired employee consultants. The allocation of the purchase price was estimated at the time of acquisition, and is therefore subject to change.

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

Results of Operations-Twelve weeks Ended May 11, 2001 Compared to Twelve weeks Ended May 10, 2002

Revenues. Revenues increased $3.4 million, or 14.0 percent, from $24.6 million for the second quarter of fiscal 2001 to $28.0 million for the second quarter of fiscal 2002. The increase in revenues was due primarily to an increase in the number of employee consultants, an increase in consulting services performed for new and existing clients during the period including those clients acquired from the North American operations of Arthur D. Little’s Chemical and Energy practice beginning April 29, 2002, and to a lesser extent, increased billing rates for our consultants. This increase was offset by a decrease in utilization of our employee consultants and a decrease in demand for NeuCo software and services. The total number of employee consultants increased from 250 at the end of the second quarter of fiscal 2001 to 356 at the end of the second quarter of fiscal 2002. Utilization was 78 percent for the second quarter of fiscal 2001 as compared to 71 percent for the second quarter of fiscal 2002. We experienced revenue increases during the second quarter of fiscal 2002 primarily in our business consulting services; in particular, we generated significant revenue increases in our finance and electric utility practice areas. These increases were partially offset by revenue decreases in our economic litigation services.

Costs of Services. Costs of services increased by $2.6 million, or 17.8 percent, from $14.7 million in the second quarter of fiscal 2001 to $17.3 million in the second quarter of fiscal 2002. As a percentage of revenues, costs of services increased from 59.7 percent in the second quarter of fiscal 2001 to 61.6 percent in the second quarter of fiscal 2002. The increase as a percentage of revenues was due primarily to lower utilization of our employee consultants.

Selling, General, and Administrative. Selling, general, and administrative expenses increased by $830,000, from $7.3 million in the second quarter of fiscal 2001 to $8.1 million in the second quarter of fiscal 2002. As a percentage of revenues, selling, general, and administrative expenses decreased from 29.8 percent in the second quarter of fiscal 2001 to 29.1 percent in the second quarter of fiscal 2002. The primary contributors to the decrease as a percentage of revenues were a decrease in commission payments to outside experts and the elimination of amortization of goodwill in the second quarter of fiscal 2002 resulting from our early adoption of SFAS 142.

Interest Income, Net. Net interest income decreased by $167,000, or 60.5 percent, from $276,000 in the second quarter of fiscal 2001 to $109,000 in the second quarter of fiscal 2002. This decrease resulted primarily from the overall decline in short-term interest rates.

Provision for Income Taxes. The provision for income taxes decreased by $76,000, to $1.1 million in the second quarter of fiscal 2002. Our effective income tax rate decreased from 39.4 percent in the second quarter of fiscal 2001 to 38.8 percent in the second quarter of fiscal 2002. The lower rate in the second quarter of fiscal 2002 was due primarily to a one-time tax benefit recognized related to the closure of a foreign office.

Minority Interest. Minority interest in the results of operations of NeuCo decreased from a profit of $33,000 in the second quarter of fiscal 2001 to a loss of $344,000 in the second quarter of fiscal 2002 due to a decrease in revenue and profit in NeuCo.

Results of Operations-Twenty-four weeks Ended May 11, 2001 Compared to Twenty-four weeks Ended May 10, 2002

Revenues. Revenues increased $6.5 million, or 14.2 percent, from $45.7 million for the twenty-four weeks ended May 11, 2001 to $52.2 million for the twenty-four weeks ended May 10, 2002. The increase in revenues was due primarily to an increase in the number of employee consultants, an increase in consulting services performed for new and existing clients during the period including those clients acquired from the North American operations of Arthur D. Little’s Chemical and Energy Practice beginning April 29, 2002, and to a lesser extent, increased billing rates for our consultants. This increase was offset by a decrease in utilization of our employee consultants. The total number of employee consultants increased from 250 at the end of the twenty-four weeks ended May 11, 2001 to 356 at the end of the twenty-four weeks ended May 10, 2002. Utilization was 76 percent for the twenty-four weeks ended May 11, 2001 as compared to 69 percent for the twenty-four weeks ended May 10, 2002. We experienced revenue increases during the twenty-four weeks ended May 10, 2002 primarily in our business consulting services; in particular, we generated significant revenue increases in our finance and electric utility practice areas. These increases were partially offset by revenue decreases in economic litigation services.

Costs of Services. Costs of services increased by $4.8 million, or 17.5 percent, from $27.2 million in the twenty-four weeks ended May 11, 2001 to $31.9 million in the twenty-four weeks ended May 10, 2002. As a percentage of revenues, costs of services increased from 59.5 percent in the twenty-four weeks ended May 11, 2001 to 61.2 percent in the twenty-four weeks ended May 10, 2002. The increase as a percentage of revenues was due primarily to lower utilization of our employee consultants.

Selling, General, and Administrative. Selling, general, and administrative expenses increased by $1.2 million, from $13.9 million in the twenty-four weeks ended May 11, 2001 to $15.1 million in the twenty-four weeks ended May 10, 2002. As a percentage of revenues, selling, general, and administrative expenses decreased from 30.4 percent in the twenty-four weeks ended May 11, 2001 to 28.8 percent in the twenty-four weeks ended May 10, 2002. The primary contributors to the decrease as a percentage of revenues were a decrease in commission payments to outside experts and the elimination of amortization of goodwill in the twenty-four weeks ended May 10, 2002 resulting from our early adoption of SFAS 142.

Interest Income, Net. Net interest income decreased by $398,000, or 64.7 percent, from $615,000 in the twenty-four weeks ended May 11, 2001 to $217,000 in the twenty-four weeks ended May 10, 2002. This decrease resulted primarily from the overall decline in short-term interest rates.

Provision for Income Taxes. The provision for income taxes decreased by $29,000, to $2.2 million in the twenty-four weeks ended May 10, 2002. Our effective income tax rate decreased from 42.2 percent in the twenty-four weeks ended May 11, 2001 to 40.2 percent in the twenty-four weeks ended May 10, 2002. The lower rate in the twenty-four weeks ended May 10, 2002 was due primarily to a tax benefit recognized related to the closure of a foreign office in the second quarter of fiscal 2002.

Minority Interest. Minority interest in the results of operations of NeuCo increased from a loss of $90,000 in the twenty-four weeks ended May 11, 2001 to a loss of $316,000 in the twenty-four weeks ended May 10, 2002 due to a decrease in profit in NeuCo.

Liquidity and Capital Resources

As of May 10, 2002, we had cash and cash equivalents of $12.8 million, short-term and long-term investments of $4.6 million, and working capital of $33.5 million. Net cash provided by operating activities for the twenty-four weeks ended May 10, 2002 was $2.6 million. Cash generated from operating activities resulted primarily from net income of $3.6 million and a decrease in unbilled services of $2.0 million, offset in part by an increase in accounts payable, accrued expenses and other liabilities of $2.3 million.

Net cash used in investing activities for the twenty-four weeks ended May 10, 2002 was $11.2 million, primarily consisting of $10.3 million used to purchase the North American and U.K. operations of Arthur D. Little’s Chemical & Energy practice.

Net cash used in financing activities for the twenty-four weeks ended May 10, 2002 was $742,000, consisting principally of payments on notes payable in connection with the acquisition of a line of business from PA Consulting Group, Inc. in July 2001. These notes are payable on a quarterly basis through December 31, 2002.

In connection with our acquisition of the consulting business of Dr. Gordon C. Rausser in October 2000, we loaned Dr. Rausser $4.5 million, on a full-recourse basis, which he used to purchase shares of our common stock. The loan is scheduled to be repaid in 2004. If the acquired business meets specified performance targets, we will owe Dr. Rausser additional consideration, payable in the first quarter of fiscal 2004.

We currently have available a $2.0 million revolving line of credit with Fleet National Bank, which is secured by our accounts receivable. This line of credit automatically renews each year on June 30 unless terminated earlier by either Fleet National Bank or us. No borrowings were outstanding under this line of credit as of May 10, 2002.

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

As of May 10, 2002, 28 of our outside experts have entered noncompetition agreements with us. The limitation or termination of any of their relationships with us or competition from any of them after these agreements expire could harm our business. To meet our long-term growth targets, we need to establish ongoing relationships with additional outside experts who have reputations as leading experts in their fields. We may be unable to establish relationships with any additional outside experts. In addition, any relationship that we do establish may not help us meet our objectives or generate the revenues or earnings that we anticipate.

Acquisitions may disrupt our operations or adversely affect our results

We regularly evaluate opportunities to acquire other businesses. The expenses we incur evaluating and pursuing acquisitions could have a material adverse effect on our results of operations. If we acquire a business, such as the recent acquisition of ADL’s chemical and energy practice, we may be unable to manage it profitably or successfully integrate its operations with our own. Moreover, we may be unable to achieve the financial, operational, and other benefits we anticipate from any acquisition. Competition for future acquisition opportunities in our markets could increase the price we pay for businesses we acquire and could reduce the number of potential acquisition targets. Further, acquisitions may involve a number of special risks, such as:

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

Our international operations create special risks

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

The price of our common stock may be volatile

Our stock price has been volatile. From May 11, 2001 to May 10, 2002, the trading price of our common stock ranged from $10.60 to $22.29. Many factors may cause the market price of our common stock to fluctuate significantly, including the following:

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

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

As of May 10, 2002, we were exposed to market risks, which primarily include changes in U.S. interest rates.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

On April 26, 2002, we held our annual meeting of stockholders. Matters voted on and the results of those votes are set forth below:

1.	Our stockholders elected William F. Concannon, Rowland T. Moriarty and Steven C. Salop to serve as Class I directors for three-year terms.

The votes cast to elect the Class I directors were:

Name	For	Withheld

William F. Concannon	6,366,068	234,457

Rowland T. Moriarty	6,366,068	234,457

Steven C. Salop	6,366,068	234,457

2.	Our stockholders approved the amendment of our 1998 Incentive and Nonqualified Stock Option Plan to increase the number of shares of common stock that we may issue under the plan from 1,870,000 to 2,470,000 and to add a provision automatically increasing the maximum number of shares on an annual basis by the lesser of 400,000 shares or 4% of the number of shares of common stock outstanding at the end of each fiscal year.

The votes cast to approve the amendment of our 1998 Incentive and Nonqualified Stock Option Plan were:

For	Against

4,887,168	1,427,453

There were 643 abstentions and 285,261 broker non-votes on this amendment.

3.	Our stockholders ratified the appointment of Ernst & Young LLP as our independent accountants.

The votes cast to ratify the appointment of Ernst & Young LLP as our independent accountants were:

For	Against

6,538,746	61,579

                    There were 200 abstentions on this proposal.

ITEM 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits

Item No.	Description

10.1*	1998 Incentive and Nonqualified Stock Option Plan, as amended

*	Management contract or compensatory plan.

         (b)  Reports on Form 8-K

          CRA did not file any reports on Form 8-K during the quarter ended May 10, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Charles River Associates Incorporated

Date: June 20, 2002	By: /s/ James C. Burrows James C. Burrows President and Chief Executive Officer

Date: June 20, 2002	By: /s/ Michael J. Tubridy Michael J. Tubridy Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)