Form 10-Q
period 2002-08-30
CHARLES RIVER ASSOCIATES INC
filed 2002-10-11
CIK 1053706

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 30, 2002

or

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

Yes  [X]    No  [   ]

         As of October 9, 2002 CRA had outstanding 9,009,805 shares of common stock.

Charles River Associates Incorporated
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Charles River Associates Incorporated
Consolidated Statements of Income - (unaudited)
(In thousands, except per share data)
(unaudited)

	Sixteen Weeks Ended		Forty Weeks Ended

	August 31, 2001	August 30, 2002	August 31, 2001	August 30, 2002

Revenues	$34,914	$42,027	$80,625	$94,245

Costs of services	20,926	25,598	48,117	57,541

Gross profit	13,988	16,429	32,508	36,704

Selling, general and administrative expenses	9,809	11,754	23,707	26,814

Income from operations	4,179	4,675	8,801	9,890

Interest and other income (expense), net	308	(61)	923	156

Income before provision for income taxes and minority interest	4,487	4,614	9,724	10,046

Provision for income taxes	(1,894)	(2,079)	(4,104)	(4,260)

Income before minority interest	2,593	2,535	5,620	5,786

Minority interest	(186)	52	(96)	368

Net income	$2,407	$2,587	$5,524	$6,154

Net income per share:

Basic	$0.26	$0.29	$0.61	$0.68

Diluted	$0.26	$0.28	$0.60	$0.66

Weighted average number of shares outstanding:

Basic	9,108	9,068	9,107	9,055

Diluted	9,287	9,303	9,182	9,302

See accompanying notes.

Charles River Associates Incorporated
Consolidated Balance Sheets (unaudited)
(In thousands, except share data)

	November 24, 2001	August 30, 2002

Assets

Current assets:

Cash and cash equivalents	$21,880	$16,259

Short-term investments	1,748	144

Accounts receivable, net of allowances of $914 in 2001 and $1,617 in 2002 for doubtful accounts	21,915	23,716

Unbilled services	15,350	14,394

Prepaid expenses	849	1,001

Deferred income taxes	1,437	1,483

Total current assets	63,179	56,997

Property and equipment, net	7,569	8,230

Goodwill and other intangible assets, net of accumulated amortization of $2,561 in 2001 and $2,813 in 2002	18,966	26,961

Long-term investments	3,433	5,203

Deferred income taxes, net of current portion	328	328

Other assets	3,415	3,373

Total assets	$96,890	$101,092

Liabilities and stockholders’ equity

Current liabilities:

Accounts payable	$6,044	$5,884

Accrued expenses	13,259	13,127

Deferred revenue and other liabilities	234	468

Current portion of notes payable to former stockholders	126	194

Current portion of notes payable	2,407	1,344

Total current liabilities	22,070	21,017

Notes payable to former stockholders, net of current portion	––	194

Notes payable, net of current portion	612	––

Deferred rent	1,963	1,562

Minority interest	2,243	1,875

Commitments and contingencies

Stockholders’ equity:

Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	––	––

Common stock, no par value; 25,000,000 shares authorized; 9,107,529 shares in 2001 and 9,079,405 shares in 2002 issued and outstanding	46,057	46,075

Receivable from stockholder	(4,500)	(4,500)

Deferred compensation	(117)	(52)

Retained earnings	28,778	34,935

Foreign currency translation	(216)	(14)

Total stockholders’ equity	70,002	76,444

Total liabilities and stockholders’equity	$96,890	$101,092

See accompanying notes.

Charles River Associates Incorporated
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Forty Weeks Ended

	August 31, 2001	August 30, 2002

Operating activities:

Net income	$5,524	$6,154

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization	2,558	2,128

Deferred rent	(96)	(401)

Deferred income taxes	––	(46)

Minority interest	96	(368)

Changes in operating assets and liabilities, net of effect of acquired business:

Accounts receivable	(2,542)	(194)

Unbilled services	(3,284)	2,163

Prepaid expenses and other assets	(2,467)	157

Accounts payable, accrued expenses, and other liabilities	1,503	(1,478)

Net cash provided by operating activities	1,292	8,115

Investing activities:

Purchase of property and equipment	(2,684)	(2,107)

Sale (purchase) of investments, net	1,376	(166)

Acquisition of business, net of cash acquired	––	(10,345)

Net cash used in investing activities	(1,308)	(12,618)

Financing activities:

Payments on notes payable	––	(1,675)

Payments on notes payable to former stockholders	(616)	(320)

Issuance of common stock	134	127

Issuance of common stock upon exercise of stock options	––	548

Net cash used in financing activities	(482)	(1,320)

Effect of foreign exchange rates on cash and cash equivalents	94	202

Net decrease in cash and cash equivalents	(404)	(5,621)

Cash and cash equivalents at beginning of period	20,305	21,880

Cash and cash equivalents at end of period	$19,901	$16,259

Noncash financing activities:

Payable in exchange for treasury stock	$––	$582

Supplemental cash flow information:

Cash paid for income taxes	$3,230	$4,611

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

2. Unaudited Interim Consolidated Financial Statements and Estimates

The consolidated statements of income for the sixteen and forty weeks ended August 31, 2001 and August 30, 2002, the consolidated balance sheet as of August 30, 2002, and the consolidated statements of cash flows for the forty weeks ended August 31, 2001 and August 30, 2002, are unaudited. The balance sheet as of November 24, 2001 is derived from the audited financial statements as of that date. In the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of CRA’s consolidated financial position, results of operations, and cash flows.

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

3. Principles of Consolidation

The consolidated financial statements include the accounts of CRA, its wholly owned subsidiaries, and NeuCo, Inc. (NeuCo), a corporation founded by CRA and an affiliate of Commonwealth Energy Systems in June 1997. CRA has a 49.82 percent interest in NeuCo, which combined with other considerations represents substantive control. If an event causes CRA to no longer have substantive control, CRA would account for its ownership interest in NeuCo using the equity method. The portion of the results of operations of NeuCo allocable to its minority owners is shown as “minority interest” on CRA’s statement of income, and that amount, along with the capital contributions to NeuCo of its minority owners, is shown as “minority interest” on CRA’s balance sheet. All significant intercompany accounts have been eliminated.

4. Fiscal Year

CRA’s fiscal year ends on the last Saturday in November. Each of CRA’s first, second, and fourth quarters includes twelve weeks, and its third quarter includes sixteen weeks.

5. Revenue Recognition

Revenues from most engagements are recognized as services are provided based upon hours worked and contractually agreed-upon hourly rates. Some of our revenues are derived from fixed-price engagements, for which revenue is recognized using the percentage of completion method based on the ratio of costs incurred to the total estimated project costs. Revenues also include expenses billed to clients, which include travel and other out-of-pocket expenses, charges for support staff and outside contractors, and other reimbursable expenses. An allowance is provided for any amounts considered uncollectible.

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

7. Goodwill and Other Intangible Assets

Goodwill represents the cost in excess of fair market value of net assets of acquired businesses. Prior to fiscal 2002, goodwill was amortized on a straight-line basis over periods ranging from 15 to 20 years. Intangible assets consist principally of costs allocated to noncompete agreements and are amortized on a straight-line basis over the related terms of the agreements (three to ten years).

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

	Sixteen Weeks Ended		Forty Weeks Ended

	August 31, 2001	August 30, 2002	August 31, 2001	August 30, 2002

Basic weighted average shares outstanding	9,108	9,068	9,107	9,055

Weighted average equivalent shares	179	235	75	247

Diluted weighted average shares outstanding	9,287	9,303	9,182	9,302

11. Comprehensive Income

Comprehensive income represents net income reported by CRA in the accompanying consolidated statements of income adjusted for changes in CRA’s foreign currency translation account. A reconciliation is as follows (in thousands):

	Forty Weeks Ended

	August 31,	August 30,
	2001	2002

Net income	$5,524	$6,154

Change in foreign currency translation	94	202

Comprehensive income	$5,618	$6,356

12. Foreign Currency Translation

In accordance with SFAS No. 52, “Foreign Currency Translation,” balance sheet accounts of CRA’s foreign subsidiaries are translated into United States dollars at period-end exchange rates. Operating accounts are translated at average exchange rates for each reporting period.

13. Business Acquisition

On May 10, 2002, CRA completed the acquisition of certain assets of the North American and U.K. operations of Arthur D. Little, Inc.’s Chemical and Energy practice (ADL) for $10.3 million in cash. The acquisition has been accounted for under purchase accounting. The effective date of the acquisition of the North American portion was April 29, 2002, while the effective date of the U.K. portion of the acquisition was May 10, 2002. The results of operations related to the acquisitions have been included in the accompanying statements of operations from the respective effective dates. Management believes that the ADL acquisition enhances its existing position in consulting to the chemical and petroleum industries. CRA acquired 75 employee consultants, accounts receivable and the ongoing client projects being handled by the acquired employee consultants. Of the $10.3 million purchase price, $8.2 million was recorded as goodwill and intangibles, the final allocation of which is in process of being completed. The portion of the purchase price attributable to goodwill primarily related to the extensive industry experience of the acquired employee consultants. The allocation of the purchase price was estimated at the time of acquisition, and is therefore subject to change, pending CRA’s final analysis.

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

Results of Operations-Sixteen weeks Ended August 31, 2001 Compared to Sixteen weeks Ended August 30, 2002

Revenues. Revenues increased $7.1 million, or 20.4%, from $34.9 million for the third quarter of fiscal 2001 to $42.0 million for the third quarter of fiscal 2002. The increase in revenues was due primarily to an increase in the number of employee consultants, an increase in consulting services performed for new and existing clients during the period, including clients acquired as a result of the personnel additions from ADL, and to a lesser extent, increased billing rates for our employee consultants. This increase was offset by a decrease in utilization of our employee consultants and a decrease in demand for NeuCo software and services. Revenues derived from fixed-price engagements increased from 13.5% for the third quarter of fiscal 2001 to 28.7% for the third quarter of fiscal 2002. This increase is primarily due to the acquisition from ADL, which traditionally entered into fixed-price engagements. The total number of employee consultants increased from 275 at the end of the third quarter of fiscal 2001 to 347 at the end of the third quarter of fiscal 2002. Utilization was 78% for the third quarter of fiscal 2001 as compared to 71% for the third quarter of fiscal 2002. Average utilization decreased in the third quarter of fiscal 2002 primarily because of the ADL acquisition. We experienced revenue increases during the third quarter of fiscal 2002 primarily in our business consulting services; in particular, we generated significant revenue increases in our chemicals and petroleum and finance practice areas. These increases were partially offset by revenue decreases in our legal and regulatory consulting services.

Costs of Services. Costs of services increased by $4.7 million, or 22.3%, from $20.9 million in the third quarter of fiscal 2001 to $25.6 million in the third quarter of fiscal 2002. As a percentage of revenues, costs of services increased from 59.9% in the third quarter of fiscal 2001 to 60.9% in the third quarter of fiscal 2002. The increase as a percentage of revenues was due primarily to lower utilization of our employee consultants.

Selling, General, and Administrative. Selling, general, and administrative expenses increased by $1.9 million, from $9.8 million in the third quarter of fiscal 2001 to $11.8 million in the third quarter of fiscal 2002. As a percentage of revenues, selling, general, and administrative expenses decreased slightly from 28.1% in the third quarter of fiscal 2001 to 28.0% in the third quarter of fiscal 2002. The primary contributors to the decrease as a percentage of revenues were a decrease in the elimination of amortization of goodwill resulting from our early adoption of SFAS No. 142 and a decrease in other professional fees, offset by an increase in rent expense in the third quarter of fiscal 2002

Interest and Other Income (Expense), Net. Net interest and other income decreased by $369,000, or 120%, from net interest and other income of $308,000 in the third quarter of fiscal 2001 to net expense of $61,000 in the third quarter of fiscal 2002. This decrease resulted primarily from the overall decline in short-term interest rates and an increase in interest expense related to notes payable.

Provision for Income Taxes. The provision for income taxes increased by $185,000 to $2.1 million in the third quarter of fiscal 2002. Our effective income tax rate increased from 42.2% in the third quarter of fiscal 2001 to 45.1% in the third quarter of fiscal 2002. The higher rate in the third quarter of fiscal 2002 was due primarily to NeuCo net losses, for which NeuCo cannot receive a current state tax benefit due to statutory restrictions.

Minority Interest. Minority interest in the results of operations of NeuCo decreased from a profit of $186,000 in the third quarter of fiscal 2001 to a loss of $52,000 in the third quarter of fiscal 2002 due to a decrease in revenue and profit in NeuCo.

Results of Operations-Forty weeks Ended August 31, 2001 Compared to Forty weeks Ended August 30, 2002

Revenues. Revenues increased $13.6 million, or 16.9%, from $80.6 million for the forty weeks ended August 31, 2001 to $94.2 million for the forty weeks ended August 30, 2002. The increase in revenues was due primarily to an increase in the number of employee consultants, an increase in consulting services performed for new and existing clients during the period, including clients acquired as a result of the personnel additions from both the North American operations of ADL beginning April 29, 2002 and from the U.K. operations of ADL beginning May 10, 2002, and to a lesser extent, increased billing rates for our employee consultants. This increase was offset by a decrease in utilization of our employee consultants. Revenues derived from fixed-price engagements increased from 12.1% for the forty weeks ended August 31, 2001 to 19.2% for the forty weeks ended August 30, 2002. This increase is primarily due to the acquisition from ADL, which traditionally entered into fixed price engagements. The total number of employee consultants increased from 275 at the end of the forty weeks ended August 31, 2001 to 347 at the end of the forty weeks ended August 30, 2002. Utilization was 76% for the forty weeks ended August 31, 2001 as compared to 70% for the forty weeks ended August 30, 2002. Average utilization decreased for the forty weeks ended August 30, 2002 in part because of the ADL acquisition. We experienced revenue increases during the forty weeks ended August 30, 2002 primarily in our business consulting services; in particular, we generated significant revenue increases in our chemicals and petroleum, finance and electric utility practice areas. These increases were partially offset by revenue decreases in legal and regulatory consulting services.

Costs of Services. Costs of services increased by $9.4 million, or 19.6%, from $48.1 million in the forty weeks ended August 31, 2001 to $57.5 million in the forty weeks ended August 30, 2002. As a percentage of revenues, costs of services increased from 59.7% in the forty weeks ended August 31, 2001 to 61.1% in the forty weeks ended August 30, 2002. The increase as a percentage of revenues was due primarily to lower utilization of our employee consultants.

Selling, General, and Administrative. Selling, general, and administrative expenses increased by $3.1 million, from $23.7 million in the forty weeks ended August 31, 2001 to $26.8 million in the forty weeks ended August 30, 2002. As a percentage of revenues, selling, general, and administrative expenses decreased from 29.4% in the forty weeks ended August 31, 2001 to 28.5% in the forty weeks ended August 30, 2002. The primary contributors to the decrease as a percentage of revenues were a decrease in commission payments to outside experts and the elimination of amortization of goodwill in the forty weeks ended August 30, 2002 resulting from our early adoption of SFAS No. 142. These decreases were partially offset by increases in overall compensation for support staff and rent expense.

Interest and Other Income (Expense), Net. Net interest and other income decreased by $767,000, or 83.1%, from $923,000 in the forty weeks ended August 31, 2001 to $156,000 in the forty weeks ended August 30, 2002. This decrease resulted primarily from the overall decline in short-term interest rates and an increase in interest expense related to notes payable.

Provision for Income Taxes. The provision for income taxes increased by $156,000 to $4.3 million in the forty weeks ended August 30, 2002. Our effective income tax rate increased slightly from 42.2% in the forty weeks ended August 31, 2001 to 42.4% in the forty weeks ended August 30, 2002. The higher tax rate is primarily due to NeuCo net losses for which NeuCo cannot receive a current state tax benefit due to statutory restrictions, offset by the use of foreign net operating losses previously fully reserved.

Minority Interest. Minority interest in the results of operations of NeuCo decreased from a gain of $96,000 in the forty weeks ended August 31, 2001 to a loss of $368,000 in the forty weeks ended August 30, 2002 due to a decrease in revenue and profit in NeuCo.

Liquidity and Capital Resources

As of August 30, 2002, we had cash and cash equivalents of $16.3 million, short-term and long-term investments of $5.3 million, and working capital of $36.0 million. Net cash provided by operating activities for the forty weeks ended August 30, 2002 was $8.1 million. Cash generated from operating activities resulted primarily from net income of $6.2 million, depreciation and amortization of $2.1 million and a decrease in unbilled services of $2.2 million, offset in part by a decrease in accounts payable of $1.5 million.

Net cash used in investing activities for the forty weeks ended August 30, 2002 was $12.6 million, primarily consisting of $10.3 million used to purchase certain assets of the North American and U.K. operations of ADL and $2.1 million used to purchase property and equipment.

Net cash used in financing activities for the forty weeks ended August 30, 2002 was $1.3 million, consisting principally of payments on notes payable in connection with the acquisition of a line of business from PA Consulting Group, Inc. in July 2001. These notes are payable on a quarterly basis through December 31, 2002.

We currently have available a $2.0 million revolving line of credit with Fleet National Bank, which is secured by our accounts receivable. This line of credit automatically renews each year on June 30 unless terminated earlier by either Fleet National Bank or us. No borrowings were outstanding under this line of credit as of August 30, 2002.

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

Clients can terminate engagements with us at any time

Many of our engagements generally depend upon disputes, proceedings, or transactions that involve our clients. Our clients may decide at any time to seek to resolve the dispute or proceeding, or abandon the transaction. Our engagements can therefore terminate suddenly and without advance notice to us. If an engagement is terminated unexpectedly, the employee consultants working on the engagement could be underutilized until we assign them to other projects. Accordingly, the termination or significant reduction in the scope of a single large engagement could harm our business.

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

We enter into fixed-price engagements

We derive a portion of our revenue from fixed-price contracts. If we fail to estimate accurately the resources required for a fixed-price project or fail to satisfy our contractual obligations in a manner consistent with the project budget, then our costs to complete the project could increase substantially. We have occasionally had to commit unanticipated additional resources to complete projects, and we may have to take similar action in the future, which would adversely affect our revenues and results of operations.

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

We depend on our outside experts

We depend on our relationships with our exclusive outside experts. In each of fiscal 2000 and fiscal 2001, six of our exclusive outside experts generated engagements that accounted for approximately 30% and 28% of our revenues in those years. We believe that these outside experts are highly regarded in their fields and that each offers a combination of knowledge, experience, and expertise that would be very difficult to replace. We also believe that we have been able to secure some engagements and attract consultants in part because we could offer the services of these outside experts. Most of these outside experts can limit their relationships with us at any time for any reason. These reasons could include affiliations with universities with policies that prohibit accepting specified engagements, the pursuit of other interests, and retirement.

As of August 30, 2002, 32 of our outside experts have entered noncompetition agreements with us. The limitation or termination of any of their relationships with us or competition from any of them after these agreements expire could harm our business. To meet our long-term growth targets, we need to establish ongoing relationships with additional outside experts who have reputations as leading experts in their fields. We may be unable to establish relationships with any additional outside experts. In addition, any relationship that we do establish may not help us meet our objectives or generate the revenues or earnings that we anticipate.

Acquisitions may disrupt our operations or adversely affect our results

We regularly evaluate opportunities to acquire other businesses. The expenses we incur evaluating and pursuing acquisitions could have a material adverse effect on our results of operations. If we acquire a business, such as the recent acquisition from ADL, we may be unable to manage it profitably or successfully integrate its operations with our own. Moreover, we may be unable to achieve the financial, operational, and other benefits we anticipate from any acquisition. Competition for future acquisition opportunities in our markets could increase the price we pay for businesses we acquire and could reduce the number of potential acquisition targets. Further, acquisitions may involve a number of special risks, such as:

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

– longer sales cycles

– restrictions on the repatriation of earnings

– potentially adverse tax consequences, such as trapped foreign losses

– less stable political and economic environments

As a result of the acquisition from ADL, we conduct a significant portion of our business in the Middle East. In light of the significant political instability in the region and the substantial potential for an outbreak of hostilities, we may not be able to continue to conduct business in that region without interruption, which could seriously harm our revenues and results of operations.

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

– the extent to which we can reassign employee consultants efficiently from one engagement to the next

– employee hiring

– the extent of discounting or cost overruns

– severe weather conditions and other factors affecting employee productivity

– collectibility of receivables

Because we generate a majority of our revenues from consulting services that we provide on an hourly fee basis, our revenues in any period are directly related to the number of our employee consultants, their billing rates, and the number of billable hours they work in that period. We have a limited ability to increase any of these factors in the short term. Accordingly, if we underutilize our consultants during one part of a fiscal period, we are sometimes unable to compensate by augmenting revenues during another part of that period. In addition, we are sometimes unable to fully utilize any additional consultants that we hire, particularly in the quarter in which we hire them. Moreover, a significant majority of our operating expenses, primarily office rent and salaries, are fixed in the short term. As a result, if our revenues fail to meet our projections in any quarter, that could have a disproportionate adverse effect on our net income. For these reasons, we believe our historical results of operations do not predict our future performance.

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

Maintaining our professional reputation is crucial to our future success

Our ability to secure new engagements and hire qualified consultants as employees depends heavily on our overall reputation as well as the individual reputations of our employee consultants and principal outside experts. Because we obtain a majority of our new engagements from existing clients or from referrals by those clients, any client that is dissatisfied with our performance on a single matter could seriously impair our ability to secure new engagements. Any factor that diminishes our reputation or the reputations of any of our personnel or outside experts could make it substantially more difficult for us to compete successfully for both new engagements and qualified consultants. Any loss of reputation could harm our business.

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

The price of our common stock may be volatile

Our stock price has been volatile. From August 31, 2001 to August 30, 2002, the trading price of our common stock ranged from $11.62 to $22.29. Many factors may cause the market price of our common stock to fluctuate significantly, including the following:

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

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

As of August 30, 2002, we were exposed to market risks, which primarily include changes in U.S. interest rates.

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

ITEM 4. Controls and Procedures

(a)	Disclosure controls and procedures. Within 90 days before filing this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Our disclosure controls and procedures include our internal accounting controls. Based on our evaluation, our disclosure controls and procedures were effective.

(b)	Internal controls. Since the date of the evaluation described above, there have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls.

PART II. OTHER INFORMATION:

ITEM 1. Legal Proceedings

We are not a party to any legal proceedings the outcome of which, in the opinion of our management, would have a material adverse effect on our business, financial condition, or results of operations.

ITEM 5. Other Information

Certification Under Sarbanes-Oxley Act

Our Chief Executive Officer and Interim Chief Financial Officer have furnished to the Securities and Exchange Commission the certification with respect to this Report that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K

CRA did not file any reports on Form 8-K during the quarter ended August 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Charles River Associates Incorporated

Date: October 11, 2002	By: /s/ James C. Burrows
James C. Burrows
President and Chief Executive Officer

Date: October 11, 2002	By: /s/ J. Phillip Cooper
J. Phillip Cooper
Executive Vice President and Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

CERTIFICATIONS

         I, James C. Burrows, President and Chief Executive Officer of Charles River Associates Incorporated, certify that:

         1.     I have reviewed this quarterly report on Form 10-Q of Charles River Associates Incorporated;

         2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

         6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 11, 2002	By: /s/ James C. Burrows
James C. Burrows
President and Chief Executive Officer

         I, J. Phillip Cooper, Executive Vice President and Interim Chief Financial Officer of Charles River Associates Incorporated, certify that:

         1.     I have reviewed this quarterly report on Form 10-Q of Charles River Associates Incorporated;

         2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

         6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 11, 2002	By: /s/ J. Phillip Cooper
J. Phillip Cooper
Executive Vice President and Interim
Chief Financial Officer