Form 10-K
period 2002-11-30
CHARLES RIVER ASSOCIATES INC
filed 2003-02-28
CIK 1053706

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2002

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

Common Stock, No Par Value

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2).     Yes ☑          No ☐

      The aggregate market value of the stock held by non-affiliates of the registrant as of May 10, 2002, the last business day of the registrant’s most recently completed second fiscal quarter, (based on the closing sale price of $17.15 as quoted on the Nasdaq National Market as of that date) was approximately $129,100,000. Outstanding shares of common stock beneficially owned by executive officers and directors of the registrant and certain related entities have been excluded from this computation because these persons may be deemed to be affiliates. The fact that these persons have been deemed affiliates for purposes of this computation should not be considered a conclusive determination for any other purpose.

      As of February 24, 2003, CRA had outstanding 9,011,382 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

      The information required for Part III of this annual report, other than Item 14, is incorporated by reference from the registrant’s definitive proxy statement for its 2003 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended November 30, 2002.

CHARLES RIVER ASSOCIATES INCORPORATED

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2002

PART I

Item 1 — Business

Forward-Looking Statements

      Except for historical facts, the statements in this annual report are forward-looking statements. Forward-looking statements are merely our current predictions of future events. These statements are inherently uncertain, and actual events could differ materially from our predictions. Important factors that could cause actual events to vary from our predictions include those discussed in this annual report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Future Performance.” We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described in this annual report and in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

Additional Available Information

      Our principal internet address is www.crai.com. Our website provides a link to a third-party website through which our annual, quarterly and current reports, and amendments to those reports, are available free of charge. We believe these reports are made available as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. We do not maintain or provide any information directly to the third-party website, and we do not check its accuracy.

Introduction

      Charles River Associates Incorporated (“CRA”) is a leading economic and business consulting firm that applies advanced analytic techniques and in-depth industry knowledge to complex engagements for a broad range of clients. Founded in 1965, our firm provides original, authoritative advice to law firms, corporations, and governments around the world. We are often retained in high-stakes matters, such as multibillion-dollar mergers and acquisitions, new product introductions, major strategy and capital investment decisions, and complex litigation, the outcomes of which often have significant implications or consequences for the parties involved. The firm offers two types of services: legal and regulatory consulting and business consulting. We provide law firms and businesses involved in litigation and regulatory proceedings with expert advice on highly technical issues, such as the competitive effects of mergers and acquisitions, calculations of damages, measurement of market share and market concentration, liability analysis in securities fraud cases, and the impact of increased regulation. In our business consulting, we use our expertise in economics, finance, and business analysis to offer our clients such services as strategy development, performance improvement, corporate portfolio analysis, estimation of market demand, new product pricing strategies, valuation of intellectual property and other assets, assessment of competitors’ actions, and analysis of new sources of supply. Our analytical expertise in advanced economic and financial methods is complemented by our in-depth expertise in specific industries, including chemicals and petroleum, electric power and other energies, healthcare and pharmaceuticals, materials and manufacturing, media and telecommunications, aerospace and defense, and transportation.

      We provide our services primarily through our highly credentialed and experienced staff of employee consultants. As of November 30, 2002, the firm employed 353 professionals, including 92 employee consultants with Ph.D.s and 130 employee consultants with other advanced degrees. Our consultants have backgrounds in a wide range of disciplines, including economics, business, corporate finance, materials sciences, and engineering. The firm is extremely selective in its hiring of consultants, recruiting from leading universities, industry, and government. Many of our employee consultants are nationally recognized as experts in their respective fields and have published scholarly articles, lectured extensively, and have been quoted in the press. To enhance the expertise we provide to our clients, we maintain close working relationships with a select group of renowned academic and industry experts, or outside experts.

      NeuCo, Inc., a subsidiary of which we own 49.7%, develops and markets a family of neural network software tools and complementary application consulting services that are currently focused on electric utilities. NeuCo’s products and services are designed to help utilities optimize the use of their power plants by improving heat rate, reducing emissions, overcoming operating constraints, and increasing output capability.

      We have domestic offices in Boston, Massachusetts; College Station and Houston, Texas; Los Angeles, Oakland, and Palo Alto, California; Philadelphia, Pennsylvania; Salt Lake City, Utah; and Washington, D.C., as well as international offices in Brussels, Belgium; Dubai, United Arab Emirates; London, United Kingdom; Melbourne, Australia; Mexico City, Mexico; Toronto, Canada; and Wellington, New Zealand.

      We have completed thousands of engagements for clients including domestic and foreign corporations; federal, state, and local government agencies; governments of foreign countries; public and private utilities; and national and international trade associations. Our clients come from a broad range of industries, and in fiscal 2002, no single client accounted for more than 10 percent of our revenues.

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

      Strong Reputation for High-Quality Consulting. For more than 37 years, we have been a leader in providing sophisticated economic analysis and original, authoritative studies for clients involved in complex litigation and regulatory proceedings. As a result, we believe we have established a strong reputation among leading law firms and business clients as a preferred source of expertise in economics, finance, business, and strategy consulting, as evidenced by our high level of repeat business and significant referrals from existing clients. In fiscal 2002, approximately 80 percent of our revenues resulted from ongoing engagements and new engagements for existing clients. In addition, we believe our significant name recognition, which we developed as a result of our work on many high-profile litigation and regulatory engagements, has enhanced the development of our business consulting practice.

      Highly Educated, Experienced, and Versatile Consulting Staff. We believe our most important asset is our base of employee consultants, particularly our senior consultants. Of our 353 employee consultants as of November 30, 2002, 220 were either vice presidents, principals, or senior associates, nearly all of whom have a Ph.D. or a master’s degree. Many of these senior employee consultants are nationally recognized as experts in their respective fields. In addition to their expertise in a particular field, most of our employee consultants are able to apply their skills across numerous practice areas. This flexibility in staffing engagements is critical to our ability to apply our resources as needed to meet the demands of our clients. As a result, we seek to hire consultants who not only have strong analytical skills, but who are also creative, intellectually curious, and driven to develop expertise in new practice areas and industries.

      Strong Corporate Culture. Our success has resulted in part from our strong corporate culture. We believe consultants are attracted to the firm because of our more than 37-year history, our strong reputation, the credentials, experience, and reputation of our employee consultants, the opportunity to work on an array of matters and with a broad group of renowned outside experts, and our collegial atmosphere. Our attractiveness as an employer is reflected in our relatively low turnover rate among employees at the vice president, principal, and senior associate levels.

      Industry Expertise. By maintaining expertise in certain industries, we are able to offer clients creative and pragmatic advice tailored to their specific markets. This industry expertise differentiates us from many of our competitors and has been developed over decades of providing sophisticated consulting services to a diverse group of clients in industries such as chemicals and petroleum, electric power and other energies, healthcare and pharmaceuticals, materials and manufacturing, media and telecommunications, aerospace and defense, and transportation. We believe we have developed a strong reputation and substantial name recognition within these specific industries, which has led to repeat business and new engagements from clients in those markets.

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

      Access to Leading Academic and Industry Experts. To enhance the expertise we provide to our clients, we maintain close working relationships with a select group of outside experts. Depending on client needs, we use outside experts for their specialized expertise, assistance in conceptual problem-solving, and expert witness testimony. We work regularly with renowned professors at Brigham Young University, Cornell University, Georgetown University, Harvard University, the Massachusetts Institute of Technology, Stanford University, Texas A&M University, the University of California at Berkeley, the University of California at Los Angeles, the University of Toronto, the University of Virginia, and other leading universities. Outside experts also generate business for us and provide us access to other leading academic and industry experts. By establishing affiliations with prestigious outside experts, we further enhance our reputation as a leading source of sophisticated economic and financial analysis. We have exclusive relationships with 30 outside experts and non-exclusive relationships with numerous additional outside experts.

Services

      We offer services in two broad areas: legal and regulatory consulting and business consulting. In our legal and regulatory consulting practice, we usually work closely with law firms on behalf of one or more companies involved in litigation or regulatory proceedings. Many of the lawsuits and regulatory proceedings in which we are involved are high-stakes matters, such as obtaining regulatory approval of a pending merger or analyzing possible damages awards in a securities fraud case. The ability to formulate and communicate effectively powerful economic and financial arguments to courts and regulatory agencies is often critical to a successful outcome in litigation and regulatory proceedings. Through our highly educated and experienced consulting staff, we apply advanced analytic techniques in economics and finance to complex engagements for a diverse group of clients.

      In our business consulting practices, we typically provide services directly to companies seeking assistance with strategic issues that require expert economic, financial, or business analysis. Many of these matters involve “mission-critical” decisions for the client, such as business transactions, positioning and pricing new products, business and performance improvement, organization design, and change management. We apply a highly analytical, quantitative approach to help companies analyze and respond to market forces and competitive pressures that affect their businesses. We advise our clients in many of the same areas in which we provide legal and regulatory consulting, such as finance and mergers and acquisitions. Applying our in-depth knowledge of specific industries, we are able to provide insightful, value-added advice to our clients. We offer clients practical and creative advice by challenging conventional approaches and generally avoiding predetermined solutions or methodologies.

      Engagements in our two service areas often involve similar areas of expertise and address related issues, and it is common for our consultants to work on engagements in both service areas. We estimate that we derived approximately two-thirds of our service revenues in fiscal 2002 from legal and regulatory consulting and approximately one-third from business consulting. Together, these two service areas comprise 97% of our consolidated revenues; the remaining consolidated revenues, approximately 3 percent, come from our NeuCo subsidiary. NeuCo develops and markets a family of neural network software tools and complementary application consulting services that are currently focused on electric utilities.

      We offer our clients a wide range of legal, regulatory, and business consulting services. The following is a summary of the areas of expertise that we offer in both legal and regulatory consulting and business consulting engagements.

Legal and Regulatory Consulting

Area of Expertise	Description of Services

Antitrust	Expert testimony and analysis to support law firms involved in antitrust litigation. Areas of expertise include collusion, price signaling, monopolization, tying, exclusionary conduct, resale price maintenance, predatory pricing, and price discrimination.

Mergers and Acquisitions	Economic analysis to assist clients in obtaining domestic and foreign regulatory approvals, in proceedings before government agencies, such as the U.S. Federal Trade Commission, the U.S. Department of Justice, the Merger Task Force at the European Commission, and the Canadian Competition Bureau. Analyses include simulating the effects of mergers on prices, estimating demand elasticities, designing and administering customer and consumer surveys, and studying possible acquisition-related synergies.

Intellectual Property	Consulting and expert testimony in patent, trademark, copyright, trade secret, and unfair competition disputes. Services include valuing property rights and estimating lost profits, reasonable royalties, unjust enrichment, and prejudgment interest.

Transfer Pricing	Advising clients with foreign operations regarding the establishment of transfer prices to improve tax position. Analyses include assessment of functions and risks, valuation of intangible assets, and analysis of variations in tax laws. Expert testimony for clients involved in domestic and foreign lawsuits relating to transfer pricing.

Environment	Expert testimony and consulting for environmental disputes in litigation proceedings and before government agencies. Services include determining responsibility for cleanups; estimating damages for spills, disposals, and other environmental injuries; performing regulatory cost-benefit analysis; and developing innovative compliance techniques, such as emissions trading.

International Trade	Expert testimony and consulting in international trade disputes. Expertise includes antidumping, countervailing duty examinations, and other disputes involving a wide range of industries and numerous countries.

Damages	Calculation of damages and critiquing opposing estimates of damages in complex commercial litigation. Analyses of specific economic attributes, such as price and sales volume, using expertise in applied microeconomics and econometrics.

Business Consulting

Area of Expertise	Description of Services

Business Strategy	Advising clients on investment opportunities, cost-reduction programs, turnaround strategies, risk management, capital investments, due diligence investigations, valuations, and pricing strategies. Assessment of the strategic and financial fit of acquisition candidates. Analyses include assessment of competitive advantages, efficiencies, and antitrust implications of acquisitions.

Finance	Valuations of businesses, products, intellectual property, contracts, and securities. Expert testimony on valuation theory. Risk assessment for derivative securities. Computations of damages and liability analysis in securities fraud cases.

Market Analysis	Advising clients on product introductions and positioning, pricing strategies, competitive threats and probable market reactions to proposed actions. Analyses include identifying and understanding market trends, measuring market size, estimating supply and demand balances, analyzing procurement strategies, and evaluating the impact of government regulations.

Technology Management	Assisting clients in managing industrial technologies from assessment through implementation, including analysis of the development process for products and services. Assessing the commercialization of new technologies by quantifying the costs and benefits of obtaining and implementing new technology. Conducting competitive analyses through statistical comparisons of key factors, such as raw materials costs and productivity.

      NeuCo. NeuCo, a subsidiary of which we own 49.7%, develops and markets a family of neural network software tools and complementary application consulting services that are currently focused on electric utilities. NeuCo’s products and services are designed to help utilities optimize the use of their power plants by improving heat rate, reducing emissions, overcoming operating constraints, and increasing output capability. NeuCo earned revenues of approximately $2.8 million in fiscal 2000, $5.1 million in fiscal 2001, and $3.4 million in fiscal 2002. NeuCo sustained a net loss of approximately $139,000 in fiscal 2000, generated a net profit of approximately $839,000 in fiscal 2001, and a net loss of approximately $1.1 million in fiscal 2002. There are no assurances of NeuCo’s performance in the future.

Industry Expertise

      We believe our ability to combine expertise in advanced economic and financial methods with in-depth knowledge of particular industries is one of our key competitive strengths. By maintaining expertise in certain industries, we provide clients practical advice tailored to their specific markets. This industry expertise, which we developed over decades of providing sophisticated consulting services to a diverse group of clients in many industries, differentiates us from many of our competitors. We believe that we have developed a strong reputation and substantial name recognition within specific industries, which has lead to repeat business and new engagements from clients in those markets. While we provide services to clients in a wide variety of industries, we have particular expertise in the following industries:

•	Aerospace and defense

•	Chemicals and petroleum

•	Electric power and other energy industries

•	Financial services

•	Healthcare and pharmaceuticals

•	Materials and manufacturing

•	Media and telecommunications

•	Transportation

Clients

      We have completed thousands of engagements for clients that include domestic and foreign corporations; federal, state, and local government agencies; governments of foreign countries; public and private utilities; and national and international trade associations. Very frequently, we work with major law firms who approach us on behalf of their own clients. While we have particular expertise in a number of industries, we provide services to a diverse group of clients in a broad range of industries. No single client accounted for more than 10 percent of the firm’s revenues in fiscal 2002. Our policy is to keep the identities of our clients confidential unless our work for the client is already publicly disclosed.

Human Resources

      On November 30, 2002, we had 353 employee consultants, consisting of 79 vice presidents, 172 other senior employee consultants (either principals, senior associates or consulting associates) and 102 junior consultants (either associates or analysts), and had 137 administrative staff members. Vice presidents and principals generally work closely with clients, supervise junior consultants, provide expert testimony on occasion, and seek to generate business for us. Principals, senior associates, and consulting associates typically serve as project managers and handle complex research assignments. Consulting associates, associates, and analysts gather and analyze data sets and complete statistical programming and library research.

      We derive most of our revenues directly from the services provided by our employee consultants. The firm’s employee consultants were responsible for securing engagements that accounted for approximately 67 percent of our total revenues in fiscal 2001 and 69 percent of our total revenues in fiscal 2002. Our top five employee consultants generated approximately 19 percent of our total revenues in fiscal 2001 and 16 percent in fiscal 2002. Our employee consultants have backgrounds in many disciplines, including economics, business, corporate finance, materials sciences, and engineering. Substantially all of our senior employee consultants, consisting of vice presidents, principals, senior associates, and consulting associates, have either a Ph.D. or a master’s degree in addition to substantial management, technical, or industry expertise. Of our total senior employee consulting staff of 251 as of November 30, 2002, 78 have Ph.D.s in economics, 14 have Ph.D.s in other disciplines, and 130 have other advanced degrees. We believe our financial results and reputation are directly related to the number and quality of our employee consultants.

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

      Most of our vice presidents have signed nonsolicitation agreements, which generally prohibit the employee from soliciting our clients or soliciting and/or hiring our employees for one year or longer following termination of the person’s employment with us. In order to align each vice president’s interest with the overall interests and profitability of the firm, we have adopted a policy requiring each of our vice presidents to have an equity interest in our firm. All of our senior employee consultants who were stockholders before our initial public offering are parties to a stock restriction agreement that prohibits them, except under certain circumstances, from selling or otherwise transferring restricted shares of our common stock held immediately before the initial public offering and generally enables us to repurchase a portion of these shares at a substantial discount if they were to leave the company during the restriction period. The amount of shares subject to these restrictions declines over the life of the agreement.

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

      In addition, we work closely with a select group of outside experts from leading universities and industry, who supplement the work of our employee consultants and generate business for us. In each of fiscal 2001 and fiscal 2002, six of the firm’s exclusive outside experts were responsible for securing engagements that accounted for approximately 28 percent and 21 percent of revenues in those respective years. We believe outside experts choose to work with us because of the interesting and challenging nature of our work, the opportunity to work with our quality-oriented consultants, and the financially rewarding nature of the work.

Thirty outside experts, generally comprising the more active of those with whom we work, have entered into noncompetition agreements with us as of November 30, 2002.

Marketing

      We rely to a significant extent on the efforts of our employee consultants, particularly our vice presidents and principals, to market the firm’s services. We encourage our employee consultants to generate new business from both existing and new clients, and we reward our employee consultants with increased compensation and promotions for obtaining new business. In pursuing new business, our consultants emphasize our institutional reputation and experience, while also promoting the expertise of the particular employees who will work on the matter. Many of our consultants have published articles in industry, business, economic, legal, and scientific journals, and have made speeches and presentations at industry conferences and seminars, which serve as a means of attracting new business and enhancing their reputations. On occasion, employee consultants work with one or more outside experts to market our services.

      We supplement the personal marketing efforts of our employee consultants with firm-wide initiatives. We rely primarily on our reputation and client referrals for new business and undertake traditional marketing activities. The firm regularly organizes seminars for existing and potential clients featuring panel members that include our consultants, outside experts, and leading government officials. We have an extensive set of brochures organized around our service areas, which outline the firm’s experience and capabilities. We also provide information about our firm on our corporate Web site. We distribute publications to existing and potential clients highlighting emerging trends and noteworthy engagements. Because existing clients are an important source of repeat business and referrals, we communicate regularly with our existing clients to keep them informed of developments that affect their markets and industries.

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

      It is important to us that we conduct business ethically and in accordance with industry standards and our own rigorous professional standards. We carefully consider the pursuit of each specific market, client, and engagement. Before we accept a new client or engagement, we determine whether a conflict of interest exists by circulating a client development report among our senior staff and by checking our internal client database. If we accept an engagement where a potential conflict could arise, we take steps to separate the employee consultants working on other matters that could conflict with the new engagement in an effort to prevent the exchange of confidential information.

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

Item 2 — Properties

      In the aggregate, as of November 30, 2002, we lease approximately 201,000 square feet of office space in Boston, Massachusetts and for our other offices. Of this total, we have subleased to other companies approximately 28,000 square feet of our office space.

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

Item 4 — Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2002.

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

Fiscal Year Ended November 24, 2001	High	Low

November 26, 2000 to February 16, 2001	$10.63	$7.88
February 17, 2001 to May 11, 2001	$11.00	$7.75
May 12, 2001 to August 31, 2001	$18.18	$10.61
September 1, 2001 to November 24, 2001	$20.40	$12.70

Fiscal Year Ended November 30, 2002	High	Low

November 25, 2001 to February 15, 2002	$22.29	$18.65
February 16, 2002 to May 10, 2002	$21.99	$13.30
May 11, 2002 to August 30, 2002	$20.05	$11.62
August 31, 2002 to November 30, 2002	$17.40	$11.35

      Stockholders. We had approximately 61 holders of record of our common stock as of February 20, 2003. This number does not include stockholders for whom shares were held in a “nominee” or “street” name.

      Dividends. We currently intend to retain any future earnings to finance our operations and therefore do not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of our bank line of credit place restrictions on our ability to pay cash dividends on our common stock.

      Unregistered Securities. On September 19, 2002, we issued 1,577 shares of common stock, subject to certain restrictions, to an outside expert as a performance incentive. We relied on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving any public offering.

Item 6 — Selected Financial Data

      The following selected consolidated financial data as of and for each of the fiscal years in the five-year period ended November 30, 2002, have been derived from our audited consolidated financial statements.

	Fiscal Year Ended

	November 28,	November 27,	November 25,	November 24,	November 30,
	1998	1999	2000	2001	2002

	(52 weeks)		(52 weeks)		(53 weeks)

	(In thousands, except per share data)
Consolidated Statement of Operations Data(1):
Revenues	$52,971	$73,970	$82,547	$109,804	$130,690
Costs of services	31,695	42,320	46,439	65,590	80,659

Gross profit	21,276	31,650	36,108	44,214	50,031
Selling, general and administrative	11,934	17,448	21,837	31,556	36,600
Special charge(2)	—	—	878	—	—

Income from operations	9,342	14,202	13,393	12,658	13,431
Interest income, net	975	977	1,542	1,045	337

Income before provision for income taxes and minority interest	10,317	15,179	14,935	13,703	13,768
Provision for income taxes(3)	(4,262)	(6,182)	(6,166)	(5,848)	(5,879)

Income before minority interest	6,055	8,997	8,769	7,855	7,889
Minority interest	310	33	70	(416)	547

Net income(3)	$6,365	$9,030	$8,839	$7,439	$8,436

Net income per share(4):
Basic	$0.84	$1.07	$1.01	$0.82	$0.93

Diluted	$0.84	$1.05	$1.01	$0.81	$0.91

Weighted average number of shares outstanding(4):
Basic	7,570	8,477	8,728	9,107	9,047

Diluted	7,620	8,571	8,774	9,218	9,283

Pro forma income data (unaudited):
Net income as reported	$6,365
Pro forma adjustment(3)	12

Pro forma net income	$6,377

Pro forma net income per share(5):
Basic	$0.84

Diluted	$0.83

Weighted average number of shares outstanding(5):
Basic	7,630

Diluted	7,679

Consolidated Balance Sheet Data:
Working capital	$32,890	$37,947	$42,722	$41,109	$37,709
Total assets	53,335	73,510	80,280	96,890	109,169
Total long-term debt	542	461	102	612	413
Total stockholders’ equity	34,628	52,315	62,338	70,002	78,358

(1)	On December 15, 1998 and February 25, 1999, we acquired assets and assumed certain liabilities of the consulting companies, The Tilden Group and FinEcon, respectively. As more fully described in note 2 of the notes to our consolidated financial statements, we also made the following acquisitions:

—	October 18, 2000, the consulting business of Gordon C. Rausser

—	July 18, 2001, certain assets from PA Consulting Group, Inc.

—	April 29, 2002, certain assets of the North American operations of Arthur D. Little’s Chemical and Energy practice

—	May 10, 2002, certain assets of the U.K. operations of Arthur D. Little’s Chemical and Energy practice

Each of these acquisitions was accounted for under purchase accounting, and the results of operations for each of these acquisitions have been included in the accompanying statements of income from the respective dates of acquisition.

(2)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Fiscal 2001 Compared to Fiscal 2000” and note 4 of the notes to our consolidated financial statements for a description of the costs associated with the special charge.

(3)	From fiscal 1988 to April 1998, we were taxed under subchapter S of the Internal Revenue Code. As an S corporation, we were not subject to federal and some state income taxes. Our S corporation status terminated on the closing of our initial public offering on April 28, 1998. Pro forma income data reflects a pro forma adjustment to reflect the taxes we would have accrued had we been taxed as a subchapter C corporation.

(4)	Basic net income per share represents net income divided by the weighted average shares of common stock outstanding during the period. Diluted net income per share represents net income divided by the weighted average shares of common stock and common stock equivalents outstanding during the period, the latter arising from stock options using the treasury stock method.

(5)	Pro forma net income per share is computed using pro forma net income and the pro forma weighted average number of shares of common stock. The weighted average number of shares of common stock for the purpose of computing pro forma net income per share has been increased by the number of shares that would have been required to pay a dividend in the amount of $2,400,000 that was paid upon the completion of the initial public offering.

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      CRA is a leading economic and business consulting firm that applies advanced analytic techniques and in-depth industry knowledge to complex engagements for a broad range of clients. Founded in 1965, we work with businesses, law firms, accounting firms, and governments worldwide in providing a wide range of consulting services. We are often retained in high-stakes matters, such as multibillion-dollar mergers and acquisitions, new product introductions, major capital investment decisions, and complex litigation. We offer two types of services: legal and regulatory consulting and business consulting. We estimate that we derived approximately 97 percent of our revenues in fiscal 2002 from business consulting and legal and regulatory consulting, and approximately 3 percent from NeuCo, a subsidiary of which we own 49.7%. NeuCo develops and markets a family of neural network software tools and complementary application consulting services that are currently focused on electricity generation by utilities.

      We derive revenues principally from professional services rendered by our employee consultants. In most instances, we charge clients on a time-and-materials basis and recognize revenues in the period when we provide our services. We charge consultants’ time at hourly rates, which vary from consultant to consultant depending on a consultant’s position, experience, and expertise, and other factors. We derive a portion of our revenues from fixed-price contracts. Revenues from fixed-price engagements are recognized using the percentage of completion method based on the ratio of costs incurred to the total estimated project costs. We derived 5.5 percent and 15.4 percent of our revenues from fixed-price engagements in fiscal 2001 and 2002, respectively. Outside experts may or may not bill clients directly for their services. As a result, we generate substantially all of our professional services fees from the work of our own employee consultants. Factors that affect our professional services fees include the number and scope of client engagements, the number of consultants we employ, the consultants’ billing rates, and the number of hours our consultants work. In addition to professional service fees, a portion of our revenues represents expenses billed to clients, such as fees for outside experts, travel and other out-of-pocket expenses, charges for support staff and outside contractors, and other reimbursable expenses.

      Our costs of services include the salaries, bonuses, and benefits of our employee consultants. Our bonus program awards discretionary bonuses based on our revenues and profitability and individual performance. Costs of services also include out-of-pocket and other expenses that are billed to clients, and the salaries, bonuses, and benefits of support staff whose time is billed directly to clients, such as librarians, editors, and programmers. Our gross profit, which equals revenues less costs of services, is affected by changes in our mix of revenues. We experience significantly higher gross margins on revenues from professional service fees than on revenues from expenses billed to clients. Selling, general and administrative expenses include salaries, bonuses, and benefits of our administrative and support staff, fees to outside experts for generating new business, office rent, and marketing and other costs.

      In June 1997, we invested approximately $650,000 for a majority interest in NeuCo, Inc. NeuCo was established by us and an affiliate of Commonwealth Energy Systems as a start-up entity to develop and market a family of neural network software tools and complementary application consulting services for electric utilities. NeuCo’s financial statements are consolidated with our financial statements. NeuCo earned revenues of approximately $2.8 million in fiscal 2000, $5.1 million in fiscal 2001, and $3.4 million in fiscal 2002. NeuCo sustained a net loss of approximately $139,000 in fiscal 2000, generated a net profit of approximately $839,000 in fiscal 2001, and a net loss of approximately $1.1 million in fiscal 2002. There are no assurances of NeuCo’s performance in the future.

      On May 3, 2000, in a series of transactions that resulted in an infusion of new equity in NeuCo, our ownership interest in NeuCo was reduced to 50.5 percent and has subsequently been reduced to 49.7 percent. We continue to exercise effective control of NeuCo, and accordingly, we consolidate their operations. The transactions were accounted for as increases in minority interest and common stock. The portion of NeuCo’s income or loss allocable to its other owners is shown as “minority interest” in our consolidated statements of income, and that amount, together with the capital contributions to NeuCo of its other owners, is shown as

“minority interest” in our consolidated balance sheets. All significant intercompany accounts have been eliminated. Before May 3, 2000, we owned 65.25 percent of NeuCo.

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

      On July 18, 2001, we acquired certain assets from PA Consulting Group, Inc. for $4.2 million in notes. The acquisition has been accounted for under purchase accounting, and the results of operations have been included in the accompanying statements of operations from the date of acquisition.

      On May 10, 2002, we completed the acquisition of certain assets of the North American and U.K. operations of Arthur D. Little, Inc.’s Chemical and Energy practice (ADL) for $10.5 million in cash. The acquisition has been accounted for under the purchase method of accounting. The effective date of the acquisition of the North American portion was April 29, 2002, while the effective date of the U.K. portion of the acquisition was May 10, 2002. The results of operations related to the acquisitions have been included in the accompanying statements of operations from the respective effective dates. We believe that the ADL acquisition enhances our existing position in consulting to the chemical and petroleum industries. We acquired 75 employee consultants, accounts receivable and the ongoing client projects being handled by the acquired employee consultants. Of the $10.5 million purchase price, $0.9 million was recorded as intangibles, consisting primarily of customer relationships, $2.7 million was recorded primarily as accounts receivable, and the remaining $6.9 million was recorded as goodwill, all of which is expected to be deducted for tax purposes. The portion of the purchase price attributable to goodwill primarily related to the extensive industry experience of the acquired employee consultants.

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), which revised the accounting for goodwill and other intangible assets. Specifically, goodwill and intangible assets with indefinite lives are no longer subject to amortization, but are monitored annually for impairment, or more frequently if there are other indicators of impairment. Any impairment will be measured based upon the fair value of the related asset based upon the provisions of SFAS No. 142. The Company elected early adoption of this accounting standard in fiscal 2002.

      In fiscal 2002, our international operations continued to expand. In fiscal 2002, our U.K. operations grew substantially, primarily as a result of the acquisition from ADL. In addition, we opened new offices in Brussels, Belgium, and Dubai, United Arab Emirates, in fiscal 2002. Revenues from our international operations accounted for 9.4% and 13.3% of our total revenues in fiscal 2001 and 2002, respectively, as more fully described in note 13 of the notes to our consolidated financial statements.

      Our fiscal year ends on the last Saturday in November, and accordingly, our fiscal year will periodically contain 53 weeks rather than 52 weeks. In particular, fiscal 2002 contained 53 weeks. This additional week of operations in the fiscal year 2002 will affect the comparability of results of operations of this fiscal year with other fiscal years. Historically, we have managed our business based on a four-week billing cycle to clients and, consequently, have established quarters that are divisible by four-week periods. As a result, the first, second, and fourth quarters of each fiscal year are 12-week periods, and the third quarter of each fiscal year is a 16-week period. However, the fourth quarter in fiscal 2002 is 13 weeks long. Accordingly, period-to-period comparisons of our results of operations are not necessarily meaningful if the periods being compared have different lengths. The additional week in fiscal 2002 resulted in $2.4 million of revenue and was not material to results of operations.

      The terms “fiscal 1998,” “fiscal 1999,” “fiscal 2000,” “fiscal 2001”, and “fiscal 2002” refer to the 52-week periods ended November 28, 1998, November 27, 1999, November 25, 2000, November 24, 2001, and the 53-week period ended November 30, 2002, respectively.

Critical Accounting Policies

      The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

      A summary of the accounting policies that we believe are most critical to understanding and evaluating our financial results is set forth below. This summary should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this annual report on Form 10-K.

      Revenue Recognition and Allowance for Doubtful Accounts. We derive substantially all of our revenues from the performance of professional services. The contracts that we enter into and operate under specify whether the engagement will be billed on a time-and-materials or fixed-price basis. Typically, these engagements are of a short, predetermined time frame, generally lasting three to six months, although some of our engagements can be much longer in duration. A vice president of CRA approves all contracts.

      We recognize all of our revenue under written service contracts with our clients. Revenues from time and materials service contracts are recognized as the services are provided. Revenues from fixed-price engagements are recognized using the percentage of completion method based on the ratio of costs incurred to the total estimated project costs. Project costs are based on the direct salary and associated fringe benefits of the consultants on the engagement plus all direct expenses incurred to complete the engagement that are not reimbursed by the client. The percentage of completion method is used since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and milestones set in the contract. Our financial management maintains contact with project managers to discuss the status of the projects and, for fixed-price engagements, financial management is updated on the budgeted costs and required resources to complete the project. These budgets are then used to calculate revenue recognition and to estimate the anticipated income or loss on the project. In the past, we have occasionally been required to commit unanticipated additional resources to complete projects, which have resulted in lower than anticipated profitability or losses on those contracts. We may experience similar situations in the future. Provisions for estimated losses on contracts are made during the period in which such losses become probable and can be reasonably estimated. To date, such losses have not been significant.

      Revenues also include expenses billed to clients, which include travel and other out-of-pocket expenses, charges for support staff and outside contractors, and other reimbursable expenses. These expenses included in revenue in fiscal 2000, 2001 and 2002 were $11.0 million, $15.8 million and $19.0 million, respectively.

      We recognize revenue for services only in those situations where collection from the client is reasonably assured. Our normal payment terms are 30 days from invoice date. For fiscal 2001 and fiscal 2002, our average days sales outstanding for billed and unbilled accounts receivable was 108 days and 103 days, respectively. Our project managers and finance personnel monitor timely payments from our clients and assess any collection issues. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. We base our estimates on our historical collection experience, current trends, credit policy and relationship of our accounts receivable and revenues. In determining these estimates, we examine historical write-offs of our receivables and review each client’s account to identify any specific customer collection issues. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Our failure to estimate accurately the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition, and results of operations. As of November 24, 2001 and November 30, 2002, $0.9 million and $1.4 million, respectively, were provided for doubtful accounts.

      Goodwill and Other Intangible Assets. We account for our acquisitions of consolidated companies under the purchase method of accounting pursuant to SFAS No. 141, “Business Combinations”. Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives. Intangible assets consist mainly of noncompetition agreements and customer relationships and are generally amortized over three to ten years. Goodwill represents the excess of cost over net assets, including all identifiable intangible assets, of acquired businesses that are consolidated.

      In accordance with SFAS No. 142, which we adopted in fiscal 2002, we ceased to amortize goodwill arising from acquisitions. In lieu of amortization, we perform an impairment review of our goodwill annually, or more frequently if there are other indicators of impairment. As a result of our annual review, we determined that there was no impairment of our goodwill as of November 30, 2002. If we determine through the impairment review process that goodwill has been impaired, we would record the impairment charge in our statement of operations. The net amount of goodwill was approximately $24.9 million as of November 30, 2002.

      We assess the impairment of amortizable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include the following:

•	a significant underperformance relative to expected historical or projected future operating results;

•	a significant change in the manner of our use of the acquired asset or the strategy for our overall business;

•	a significant negative industry or economic trend;

•	our market capitalization relative to net book value.

      As part of this assessment, we would review the expected future undiscounted cash flows to be generated by the assets. When we determine that the carrying value of intangible assets may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. The net amount of intangible assets was approximately $1.5 million as of November 30, 2002.

      Accounting for Income Taxes. We record income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. Our financial statements contain certain deferred tax assets as well as other temporary differences between book and tax accounting. SFAS No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The decision to record a valuation allowance requires varying degrees of judgment based upon the nature of the item giving rise to the deferred tax asset. As a result of operating losses incurred in certain of our foreign subsidiaries, anticipated additional operating losses in the future and uncertainty as to the extent and timing of profitability in future periods, we recorded a full valuation allowance in certain of these foreign subsidiaries during the year ended November 30, 2002. Had we not recorded this allowance, we would have reported a lower effective tax rate than that recognized in our statements of income. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination was made. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is at least reasonably possible that changes in these estimates in the near term could materially affect our financial condition and results of operations. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

Results of Operations

      The following table provides operating information as a percentage of revenues for the periods indicated:

	Fiscal Year Ended

	November 25,	November 24,	November 30,
	2000	2001	2002

	(52 weeks)		(53 weeks)

Revenues	100.0%	100.0%	100.0%
Costs of services	56.3	59.7	61.7

Gross profit	43.7	40.3	38.3
Selling, general and administrative	26.4	28.7	28.0
Special charge	1.1	—	—

Income from operations	16.2	11.6	10.3
Interest income, net	1.9	0.9	0.3

Income before provision for income taxes and minority interest	18.1	12.5	10.6
Provision for income taxes	7.5	5.3	4.5

Income before minority interest	10.6	7.2	6.1
Minority interest	0.1	(0.4)	0.4

Net income	10.7%	6.8%	6.5%

Fiscal 2002 Compared to Fiscal 2001

      Revenues. Revenues increased $20.9 million, or 19.0 percent, from $109.8 million for fiscal 2001 to $130.7 million for fiscal 2002. The increase in revenues was due primarily to an increase in the number of employee consultants, particularly as a result of the business acquired from ADL, increased billing rates for our consultants, and to a lesser extent, an additional week of revenue in fiscal 2002 compared to fiscal 2001, offset in part by a decrease in utilization and a decrease in NeuCo revenue. Utilization was 76 percent for fiscal 2001 as compared to 69 percent for fiscal 2002. Average utilization decreased in fiscal 2002 in part because of the acquisition from ADL, and otherwise would have averaged 73 percent for the year. The total number of employee consultants increased from 293 at the end of fiscal 2001 to 353 at the end of fiscal 2002. We experienced significant revenue increases during fiscal 2002 primarily in our chemicals and petroleum, finance, and electric utility practice areas.

      Costs of Services. Costs of services increased by $15.1 million, or 23.0 percent, from $65.6 million in fiscal 2001 to $80.7 million in fiscal 2002. The increase was due primarily to an increase in the number of employee consultants, particularly those acquired from ADL, and to a lesser extent, an overall increase in salaries and bonuses paid to our employee consultants. As a percentage of revenues, costs of services increased from 59.7 percent in fiscal 2001 to 61.7 percent in fiscal 2002. The increase as a percentage of revenues was due primarily to lower utilization of our employee consultants, particularly as a result of the business acquired from ADL, where the related employee consultants were not immediately utilized to the same extent as our other employees.

      Selling, General, and Administrative. Selling, general, and administrative expenses increased by $5.0 million, or 16.0 percent, from $31.6 million in fiscal 2001 to $36.6 million in fiscal 2002. As a percentage of revenues, selling, general, and administrative expenses decreased from 28.7 percent in fiscal 2001 to 28.0 percent in fiscal 2002. The primary contributors to the decrease as a percentage of revenues were a decrease in amortization of goodwill resulting from our adoption of SFAS No. 142 and a decrease in commission payments to outside experts. These decreases were partially offset by increases in overall compensation for administrative staff and rent expense.

      Interest and Other Income, Net. Net interest income decreased by $708,000, or 67.8 percent, from $1.0 million in fiscal 2001 to $337,000 in fiscal 2002. This decrease resulted primarily from the overall decline in short-term interest rates during fiscal 2002 and an increase in interest expense related to notes payable.

      Provision for Income Taxes. The provision for income taxes increased by $31,000, or 0.5 percent, from $5.84 million in fiscal 2001 to $5.87 million in fiscal 2002. Our effective tax rate was unchanged at 42.7 percent in fiscal 2001 and fiscal 2002. Although our effective tax rate was unchanged, NeuCo’s net losses, some of which NeuCo cannot receive a current tax benefit, were offset by the use of certain net operating losses in Mexico that were previously fully reserved.

      Minority Interest. Minority interest in the results of operations of NeuCo decreased from a gain of $416,000 in fiscal 2001 to a loss of $547,000 in fiscal 2002 due to a change from profit at NeuCo in fiscal 2001 to a loss in fiscal 2002.

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

      Costs of Services. Costs of services increased by $19.2 million, or 41.2 percent, from $46.4 million in fiscal 2000 to $65.6 million in fiscal 2001. As a percentage of revenues, costs of services increased from 56.3 percent in fiscal 2000 to 59.7 percent in fiscal 2001. The increase as a percentage of revenues was due primarily to an overall increase in salary and bonus paid to our more senior employee consultants and a shift in our employee base toward a larger percentage of these more highly compensated employee consultants.

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

      Provision for Income Taxes. The provision for income taxes decreased by $318,000, or 5.2 percent, from $6.2 million in fiscal 2000 to $5.8 million in fiscal 2001. Our effective tax rate increased slightly from 41.3 percent in fiscal 2000 to 42.7 percent in fiscal 2001 primarily due to foreign net operating losses not currently benefited.

      Minority Interest. Minority interest in the results of operations of NeuCo increased from a loss of $70,000 in fiscal 2000 to a profit of $416,000 in fiscal 2001 due to an increase in revenue and profit in NeuCo.

Liquidity and Capital Resources

      As of November 30, 2002, we had cash, cash equivalents and short-term investments of $19.0 million, long-term investments of $5.3 million, and working capital of $37.7 million. Net cash provided by operating activities for fiscal 2002 was $13.4 million. Cash generated from operating activities resulted primarily from net income of $8.4 million and an increase in accounts payable, accrued expenses and other liabilities of $5.3 million, offset in part by an increase in accounts receivable of $1.4 million and an increase in prepaid expenses and other assets of $0.8 million.

      Net cash used in investing activities for fiscal 2002 was $14.8 million, consisting principally of $10.5 million used to purchase certain assets of the North American and U.K. operations of ADL and $3.9 million used to purchase property and equipment.

      Net cash used in financing activities for fiscal 2002 was $2.0 million, consisting principally of payments on notes payable in connection with the acquisition of PA Consulting Group, Inc. and offset in part by $0.7 million in proceeds from the issuance of common stock. The notes were payable on a quarterly basis through December 31, 2002.

      In connection with our acquisition of the consulting business of Dr. Rausser, we loaned Dr. Rausser $4.5 million, which he used to purchase shares of our common stock. The loan is scheduled to be repaid in 2004. If the acquired business meets specified performance targets, we will owe Dr. Rausser additional consideration, payable in the first quarter of fiscal 2004.

      We currently have available a $2.0 million revolving line of credit with our bank, which is secured by our accounts receivable. This line of credit automatically renews each year on June 30 unless earlier terminated by either our bank or us. No borrowings were outstanding under this line of credit as of November 30, 2002.

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

Factors Affecting Future Performance

We depend upon only a few key employees to generate revenue

      Our business consists primarily of the delivery of professional services, and accordingly, our success depends heavily on the efforts, abilities, business generation capabilities, and project execution of our employee consultants. If we lose the services of any employee consultant or if our employee consultants fail to generate business or otherwise fail to perform effectively, that loss or failure could harm our business. Our employee consultants generated engagements that accounted for approximately 67 percent of our revenues in fiscal 2001 and 69 percent in fiscal 2002. Our top five employee consultants generated approximately 19 percent of our revenues in fiscal 2001 and 16 percent in fiscal 2002. We do not have any employment agreements with our employee consultants, and they can terminate their relationships with us at will and without notice. The noncompetition and nonsolicitation agreements that we have with many of our employee consultants offer us only limited protection and may not be enforceable in every jurisdiction.

Our failure to manage our expanding business successfully could adversely affect our revenue and results of operations

      Any failure on our part to manage our expanding business successfully could harm our business. We have continued to open new offices in new geographic areas, including foreign locations, and to expand our employee base as a result of both internal growth and acquisitions. Operations in our foreign offices are subject to foreign currency fluctuations and cultural differences that could affect utilization. Opening and managing new offices requires extensive management supervision and tends to increase our overall selling, general and administrative expenses. Expansion creates new and increased management, consulting, and training responsi-

bilities for our employee consultants. Expansion also increases the demands on our internal systems, procedures, and controls, and on our managerial, administrative, financial, marketing and other resources. We depend heavily upon the managerial, operational, and administrative skills of our officers, particularly James C. Burrows, our President and Chief Executive Officer, to manage our expansion. New responsibilities and demands may adversely affect the overall quality of our work.

Our entry into new lines of business could adversely affect our results of operations

      If we attempt to develop new practice areas or lines of business outside our core economic and business consulting services, those efforts could harm our results of operations. Our efforts in new practice areas or new lines of business involve inherent risks, including risks associated with inexperience and competition from mature participants in the markets we enter. Our inexperience may result in costly decisions that could harm our business. For example, NeuCo was not profitable in three of the last four fiscal years, which harmed our results of operations in those years. There are no assurances of NeuCo’s performance in the future.

Clients can terminate engagements with us at any time

      Many of our engagements depend upon disputes, proceedings, or transactions that involve our clients. Our clients may decide at any time to seek to resolve the dispute or proceeding, or abandon the transaction. Our engagements can therefore terminate suddenly and without advance notice to us. If an engagement is terminated unexpectedly, the employee consultants working on the engagement could be underutilized until we assign them to other projects. Accordingly, the termination or significant reduction in the scope of a single large engagement could harm our business.

We depend on our antitrust and mergers and acquisitions consulting business

      We derived approximately 36 percent of our revenues in fiscal 2000 and 2001, and 30 percent in fiscal 2002, from engagements in our antitrust and mergers and acquisitions practice areas. Any substantial reduction in the number or size of our engagements in these practice areas could harm our business. We derived the great majority of these revenues from engagements relating to enforcement of United States antitrust laws. Changes in federal antitrust laws, changes in judicial interpretations of these laws, or less vigorous enforcement of these laws as a result of changes in political appointments or priorities or for other reasons could substantially reduce our revenues from engagements in this area. In addition, adverse changes in general economic conditions, particularly conditions influencing the merger and acquisition activity of larger companies, could also adversely affect engagements in which we assist clients in proceedings before the U.S. Department of Justice and the U.S. Federal Trade Commission. The continuing economic slowdown is adversely affecting mergers and acquisitions activity, which is reducing the number and scope of our engagements in this practice area. Any continuation or worsening of the downturn could cause this trend to intensify, which would adversely affect our revenues and results of operations.

We derive our revenues from a limited number of large engagements

      We derive a significant portion of our revenues from a limited number of large engagements. If we do not obtain a significant number of new large engagements each year, our business, financial condition, and results of operations could suffer. Our 10 largest engagements accounted for approximately 21 percent of our revenues in fiscal 2000 and 17 percent in fiscal 2001 and 2002. Our 10 largest clients accounted for approximately 29 percent, 27 percent, and 25 percent of our revenues in those years, respectively. In general, the volume of work we perform for any particular client varies from year to year, and a major client in one year may not hire us again.

We enter into fixed-price engagements

      We derive a portion of our revenues from fixed-price contracts. If we fail to estimate accurately the resources required for a fixed-price project or fail to satisfy our contractual obligations in a manner consistent with the project budget, then we might generate a smaller profit or incur a loss on the project. We have occasionally had to commit unanticipated additional resources to complete projects, and we may have to take similar action in the future, which could adversely affect our revenues and results of operations.

Our business could suffer if we are unable to hire additional qualified consultants as employees

      Our business continually requires us to hire highly qualified, highly educated consultants as employees. Our failure to recruit and retain a significant number of qualified employee consultants could harm our business. Relatively few potential employees meet our hiring criteria, and we face significant competition for these employees from our direct competitors, academic institutions, government agencies, research firms, investment banking firms, and other enterprises. Many of these competing employers are able to offer potential employees significantly greater compensation and benefits or more attractive lifestyle choices, career paths, or geographic locations than we can. Competition for these employee consultants has increased our labor costs, and a continuation of this trend could have a material adverse effect on our margins and results of operations.

We depend on our outside experts

      We depend on our relationships with our exclusive outside experts. In fiscal 2001 and fiscal 2002, six of our exclusive outside experts generated engagements that accounted for approximately 28 percent and 21 percent of our revenues in those years. We believe that these outside experts are highly regarded in their fields and that each offers a combination of knowledge, experience, and expertise that would be very difficult to replace. We also believe that we have been able to secure some engagements and attract consultants in part because we could offer the services of these outside experts. Most of these outside experts can limit their relationships with us at any time for any reason. These reasons could include affiliations with universities with policies that prohibit accepting specified engagements, the pursuit of other interests, and retirement.

      Thirty of our outside experts have entered noncompetition agreements with us as of November 30, 2002. The limitation or termination of any of their relationships with us or competition from any of them after these agreements expire could harm our business.

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

Acquisitions may disrupt our operations or adversely affect our results

      We regularly evaluate opportunities to acquire other businesses. The expenses we incur evaluating and pursuing acquisitions could have a material adverse effect on our results of operations. If we acquire a business, we may be unable to manage it profitably or successfully integrate its operations with our own. Moreover, we may be unable to achieve the financial, operational, and other benefits we anticipate from any acquisition. Competition for future acquisition opportunities in our markets could increase the price we pay for businesses we acquire and could reduce the number of potential acquisition targets. Further, acquisitions may involve a number of special risks, such as:

•	one-time charges related to any potential acquisition from which we may withdraw

•	diversion of our management’s time, attention, and resources

•	decreased utilization during the integration process

•	loss of key acquired personnel

•	increased costs to improve or coordinate managerial, operational, financial, and administrative systems

•	dilutive issuances of equity securities

•	the assumption of legal liabilities

•	amortization of acquired intangible assets

•	potential write-offs related to the impairment of acquired goodwill

•	difficulties in integrating diverse corporate cultures

•	additional conflicts of interests

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

As a result of the acquisition from ADL, we conduct a significant portion of our business in the Middle East. In light of the significant political instability in the region and the substantial potential for an outbreak of hostilities, we may not be able to continue to conduct business in that region without interruption, which could negatively affect our revenues and results of operations.

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

Fluctuations in our quarterly revenues and results of operations could depress the market price of our common stock

      We may experience significant fluctuations in our revenues and results of operations from one quarter to the next. If our revenues or net income in a quarter fall below the expectations of securities analysts or investors, the market price of our common stock could fall significantly. Our results of operations in any quarter can fluctuate for many reasons, including the following:

•	the number of weeks in the quarter

•	the number, scope, and timing of ongoing client engagements

•	the extent to which we can reassign employee consultants efficiently from one engagement to the next

•	employee hiring

•	the extent of discounting or cost overruns

•	fluctuations in revenues and results of operations of our subsidiary, NeuCo

•	severe weather conditions and other factors affecting employee productivity

•	collectibility of receivables

      Because we generate the majority of our revenues from consulting services that we provide on an hourly fee basis, our revenues in any period are directly related to the number of our employee consultants, their billing rates, and the number of billable hours they work in that period. We have a limited ability to increase any of these factors in the short term. Accordingly, if we underutilize our consultants during one part of a fiscal period, we may be unable to compensate by augmenting revenues during another part of that period. In addition, we are occasionally unable to utilize fully any additional consultants that we hire, particularly in the quarter in which we hire them. Moreover, a significant majority of our operating expenses, primarily office rent and salaries, are fixed in the short term. As a result, if our revenues fail to meet our projections in any quarter, that could have a disproportionate adverse effect on our net income. For these reasons, we believe our historical results of operations do not necessarily predict our future performance.

Potential conflicts of interests may preclude us from accepting some engagements

      We provide our services primarily in connection with significant or complex transactions, disputes, or other matters that are usually adversarial or that involve sensitive client information. Our engagement by a client may preclude us from accepting engagements with the client’s competitors or adversaries because of conflicts between their interests or positions on disputed issues or other reasons. Accordingly, the number of both potential clients and potential engagements is limited. Moreover, in many industries in which we provide consulting services, particularly in the telecommunications industry, there has been a continuing trend toward business consolidations and strategic alliances. These consolidations and alliances reduce the number of potential clients for our services and increase the chances that we will be unable to continue some of our ongoing engagements or accept new engagements as a result of conflicts of interests. Any of these events could harm our business.

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

The price of our common stock may be volatile

      Our stock price has been volatile. Over the period from November 24, 2001 to November 30, 2002, the trading price of our common stock ranged from $11.35 to $22.29. Many factors may cause the market price of our common stock to fluctuate significantly, including the following:

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

Item 7A — Quantitative and Qualitative Disclosure About Market Risk

      As of November 30, 2002, we were exposed to market risks, which primarily include changes in U.S. interest rates.

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

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

      We have omitted the information required in Part III of this annual report, other than Item 14, because we intend to include that information in our definitive proxy statement for our 2003 annual meeting of stockholders, which we expect to file before 120 days after the end of fiscal 2002. We incorporate that information in this annual report by reference to our 2003 proxy statement.

Item 10 — Directors and Executive Officers of the Registrant

      We incorporate the information required by this item by reference to the sections captioned “Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2003 annual proxy statement.

Item 11 — Executive Compensation

      We incorporate the information required by this item by reference to the section captioned “Compensation of Directors and Executive Officers” in our 2003 annual proxy statement.

Item 12 —	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      We incorporate the information required by this item by reference to the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2003 annual proxy statement.

Item 13 — Certain Relationships and Related Transactions

      We incorporate the information required by this item by reference to the section captioned “Transactions with Related Parties” in our 2003 annual proxy statement.

Item 14 — Controls and Procedures

      (a) Disclosure Controls and Procedures. Within 90 days before filing this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Our disclosure controls and procedures include a portion of our internal controls. Based on our evaluation, our disclosure controls and procedures were reasonably effective.

      (b) Internal Controls. Since the date of the evaluation described above, there have not been any significant changes in our internal controls or in other factors that could significantly affect those controls.

PART IV

Item 15 — Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) Financial Statements, Schedules, and Exhibits. We have listed our consolidated financial statements filed as part of this annual report in the index to consolidated financial statements on page FS-1. We have listed the exhibits filed as part of this annual report in the accompanying exhibit index, which follows the signature page to this annual report.

      Certification Under Sarbanes-Oxley Act. Our Chief Executive Officer and Chief Financial Officer have furnished to the SEC the certification with respect to this annual report that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K. We filed no current reports on Form 8-K during the fourth quarter of fiscal 2002.

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

James C. Burrows
President, Chief Executive Officer and Director

Date: February 24, 2003

POWER OF ATTORNEY

      KNOW ALL BY THESE PRESENTS that each individual whose signature appears below hereby constitutes and appoints James C. Burrows and J. Phillip Cooper, and each of them, his or her true and lawful attorneys-in-fact and agents with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing which they, or any of them, may deem necessary or advisable to be done in connection with this annual report on Form 10-K, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or any substitute or substitutes for any or all of them, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES C. BURROWS James C. Burrows	President, Chief Executive Officer and Director (principal executive officer)	February 24, 2003
/s/ J. PHILLIP COOPER J. Phillip Cooper	Executive Vice President, Chief Financial Officer (principal financial and accounting officer)	February 24, 2003
/s/ ROWLAND T. MORIARTY Rowland T. Moriarty	Chairman of the Board	February 24, 2003
/s/ WILLIAM F. CONCANNON William F. Concannon	Director	February 24, 2003
/s/ FRANKLIN M. FISHER Franklin M. Fisher	Director	February 24, 2003
/s/ CARL KAYSEN Carl Kaysen	Director	February 24, 2003
/s/ RONALD T. MAHEU Ronald T. Maheu	Director	February 24, 2003

Signature	Title	Date

/s/ STEVEN C. SALOP Steven C. Salop	Director	February 24, 2003
/s/ CARL SHAPIRO Carl Shapiro	Director	February 24, 2003

CERTIFICATIONS

      I, James C. Burrows, President and Chief Executive Officer of Charles River Associates Incorporated, certify that:

1. I have reviewed this annual report on Form 10-K of Charles River Associates Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ JAMES C. BURROWS

James C. Burrows
President, Chief Executive Officer

Date: February 27, 2003

      I, J. Phillip Cooper, Executive Vice President and Chief Financial Officer of Charles River Associates Incorporated, certify that:

1. I have reviewed this annual report on Form 10-K of Charles River Associates Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ J. PHILLIP COOPER

J. Phillip Cooper
Executive Vice President,
Chief Financial Officer

Date: February 27, 2003

EXHIBIT INDEX

Exhibit
No.	Description

3.1(1)	Amended and Restated Articles of Organization
3.2(1)	Amended and Restated By-Laws
4.1(1)	Specimen certificate for common stock
10.1(2)*	1998 Incentive and Nonqualified Stock Option Plan, as amended
10.2(1)*	1998 Employee Stock Purchase Plan
10.3(1)	Amended and Restated Loan Agreement dated as of November 18, 1994, between CRA and The First National Bank of Boston (n/k/a Fleet National Bank), as amended
10.4(1)	Amended and Restated Security Agreement dated as of November 18, 1994, between CRA and The First National Bank of Boston (n/k/a Fleet National Bank)
10.5(1)	Revolving Credit Note of CRA dated as of November 18, 1994, in the principal amount of $2,000,000 payable to The First National Bank of Boston (n/k/a Fleet National Bank)
10.6(1)	Office Lease Agreement dated as of March 1, 1978 between CRA and John Hancock Mutual Life Insurance Company, as amended
10.7(3)	Amendments to Office Lease Agreement dated March 1, 1978 between CRA and John Hancock Mutual Life Insurance Company, as amended
10.8	Fifteenth Amendment to Office Lease Agreement dated March 1, 1978 between CRA and John Hancock Mutual Life Insurance Company, as amended
10.9(1)	Office Lease Agreement dated as of March 6, 1997 between CRA and Deutsche Immobilien Fonds Aktiengesellschaft
10.10(3)	Office Lease dated as of November 29, 1999 between CRA and 1201 F Street, L.L.C., as amended
10.11(1)	Form of consulting agreement with outside experts
10.12(1)	Stock Restriction Agreement between CRA and its pre-IPO stockholders
21.1	Subsidiaries
23.1	Consent of Ernst & Young LLP, independent auditors
24.1	Power of attorney (included on the signature page to this annual report)

*	Management contract or compensatory plan.

      Where a numbered note follows an exhibit number, we incorporate that exhibit by reference to the similarly named document filed as an exhibit to the following documents:

(1)	Our registration statement on Form S-1, File No. 333-46941.

(2)	Our quarterly report on Form 10-Q for the quarterly period ended May 10, 2002.

(3)	Our annual report on Form 10-K for the fiscal year ended November 25, 2000.

CHARLES RIVER ASSOCIATES INCORPORATED

INDEX TO

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors

Charles River Associates Incorporated

      We have audited the accompanying consolidated balance sheets of Charles River Associates Incorporated (the “Company”) as of November 24, 2001 and November 30, 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended November 30, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Charles River Associates Incorporated at November 24, 2001 and November 30, 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2002, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts

January 10, 2003

CHARLES RIVER ASSOCIATES INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended

	November 25,	November 24,	November 30,
	2000	2001	2002

	(52 weeks)	(52 weeks)	(53 weeks)

	(In thousands, except per share data)
Revenues	$82,547	$109,804	$130,690
Costs of services	46,439	65,590	80,659

Gross profit	36,108	44,214	50,031
Selling, general and administrative expenses	21,837	31,556	36,600
Special charge	878	—	—

Income from operations	13,393	12,658	13,431
Interest and other income, net	1,542	1,045	337

Income before provision for income taxes and minority interest	14,935	13,703	13,768
Provision for income taxes	(6,166)	(5,848)	(5,879)

Income before minority interest	8,769	7,855	7,889
Minority interest	70	(416)	547

Net income	$8,839	$7,439	$8,436

Net income per share:
Basic	$1.01	$0.82	$0.93

Diluted	$1.01	$0.81	$0.91

Weighted average number of shares outstanding:
Basic	8,728	9,107	9,047

Diluted	8,774	9,218	9,283

See accompanying notes.

CHARLES RIVER ASSOCIATES INCORPORATED

CONSOLIDATED BALANCE SHEETS

	November 24,	November 30,
	2001	2002

	(In thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$21,880	$18,846
Short-term investments	1,748	152
Accounts receivable, net of allowances of $914 in 2001 and $1,417 in 2002 for doubtful accounts	21,915	25,705
Unbilled services	15,350	16,201
Prepaid expenses and other assets	849	1,976
Deferred income taxes	1,437	1,926

Total current assets	63,179	64,806
Property and equipment, net	7,569	9,397
Goodwill, net of accumulated amortization of $1,965 in 2001 and 2002	17,948	24,944
Intangible assets, net of accumulated amortization of $596 in 2001 and $991 in 2002	1,018	1,532
Long-term investments	3,433	5,348
Deferred income taxes	328	131
Other assets	3,415	3,011

Total assets	$96,890	$109,169

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,044	$7,894
Accrued expenses	13,259	17,306
Deferred revenue and other liabilities	234	910
Current portion of notes payable to former stockholders	126	304
Current portion of notes payable	2,407	683

Total current liabilities	22,070	27,097
Notes payable to former stockholders, net of current portion	—	413
Notes payable, net of current portion	612	—
Deferred rent	1,963	1,605
Minority interest	2,243	1,696
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued	—	—
Common stock, no par value; 25,000,000 shares authorized; 9,107,529 shares in 2001 and 9,011,382 shares in 2002 issued and outstanding	46,057	45,596
Receivable from stockholder	(4,500)	(4,500)
Deferred compensation	(117)	(11)
Retained earnings	28,778	37,217
Foreign currency translation	(216)	56

Total stockholders’ equity	70,002	78,358

Total liabilities and stockholders’ equity	$96,890	$109,169

See accompanying notes.

CHARLES RIVER ASSOCIATES INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended

	November 25,	November 24,	November 30,
	2000	2001	2002

	(52 weeks)	(52 weeks)	(53 weeks)

	(In thousands)
OPERATING ACTIVITIES:
Net income	$8,839	$7,439	$8,436
Adjustments to reconcile net income to net cash provided by operating activities, net of effect of acquired business:
Depreciation and amortization	2,142	3,371	2,968
Deferred rent	335	323	(358)
Deferred income taxes	722	(1,129)	(292)
Minority interest	(70)	416	(547)
Changes in operating assets and liabilities:
Accounts receivable	(5,619)	(3,577)	(1,406)
Unbilled services	2,729	(4,188)	126
Prepaid expenses and other assets	(942)	(2,140)	(811)
Accounts payable, accrued expenses, and other liabilities	(5,246)	5,341	5,303

Net cash provided by operating activities	2,890	5,856	13,419
INVESTING ACTIVITIES:
Purchase of property and equipment	(3,444)	(3,648)	(3,934)
Sale (purchase) of investments, net	2,926	577	(319)
Acquisition of businesses, net of cash acquired	(4,845)	—	(10,517)

Net cash used in investing activities	(5,363)	(3,071)	(14,770)
FINANCING ACTIVITIES:
Payments on notes payable to former stockholders	(406)	(176)	(320)
Payment on loan from minority interest	(130)	—	—
Payments on notes payable, net	—	(1,067)	(2,336)
Issuance of common stock, principally stock options	35	100	701
Costs related to issuance of common stock in fiscal 1999	(115)	—	—
Proceeds from minority interest	3,367	—	—

Net cash provided by (used in) financing activities	2,751	(1,143)	(1,955)
Effect of foreign exchange rates on cash and cash equivalents	(149)	(67)	272

Net increase (decrease) in cash and cash equivalents	129	1,575	(3,034)
Cash and cash equivalents at beginning of year	20,176	20,305	21,880

Cash and cash equivalents at end of year	$20,305	$21,880	$18,846

Noncash investing and financing activities:
Receivable in exchange for common stock	$4,500	$—	$—

Payable in exchange for treasury stock — retired	—	—	$911

Issuance of notes payable for acquired business	—	$4,208	—

Supplemental cash flow information:
Cash paid for taxes	$7,345	$5,611	$7,091

Cash paid for interest	$7	$53	$120

See accompanying notes.

CHARLES RIVER ASSOCIATES INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
			Receivable			Foreign	Total
	Shares		From	Deferred	Retained	Currency	Stockholders’
	Issued	Amount	Stockholder	Compensation	Earnings	Translation	Equity

	(In thousands, except share data)
BALANCE AT NOVEMBER 27, 1999	8,683,761	$40,189		$(345)	$12,471		$52,315
Net income					8,839		8,839
Foreign currency translation adjustment						$(149)	(149)

Comprehensive income							8,690
Costs related to issuance of common stock in fiscal 1999.		(115)					(115)
Exercise of stock options	1,900	35					35
Issuance of common stock	405,862	4,500	$(4,500)				—
Minority interest investment in subsidiary		1,470					1,470
Grant of vested stock options to consultants		75					75
Adjustment to revalue deferred compensation		(417)		417			—
Amortization of deferred compensation				(184)			(184)
Adjustment to purchase price of treasury stock					52		52

BALANCE AT NOVEMBER 25, 2000	9,091,523	45,737	(4,500)	(112)	21,362	(149)	62,338
Net income					7,439		7,439
Foreign currency translation adjustment						(67)	(67)

Comprehensive income							7,372
Issuance of common stock	16,006	100					100
Adjustment to revalue deferred compensation		220		(220)			—
Amortization of deferred compensation				215			215
Adjustment to purchase price of treasury stock					(23)		(23)

BALANCE AT NOVEMBER 24, 2001	9,107,529	46,057	(4,500)	(117)	28,778	(216)	70,002
Net income					8,436		8,436
Foreign currency translation adjustment						272	272

Comprehensive income							8,708
Exercise of stock options	56,500	548					548
Issuance of common stock	7,953	153					153
Shares repurchased and retired	(160,600)	(1,070)					(1,070)
Adjustment to revalue deferred compensation		(92)		92			—
Amortization of deferred compensation				14			14
Adjustment to purchase price of treasury stock					3		3

BALANCE AT NOVEMBER 30, 2002	9,011,382	$45,596	$(4,500)	$(11)	$37,217	$56	$78,358

See accompanying notes.

CHARLES RIVER ASSOCIATES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

Description of Business

      Charles River Associates Incorporated (the “Company” or “CRA”) is an economic, financial, and business consulting firm that applies advanced analytic techniques and in-depth industry knowledge to complex engagements for a broad range of clients. The Company offers two types of services: legal and regulatory consulting and business consulting. The Company operates in only one business segment, which is consulting services.

Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fiscal Year

      CRA’s fiscal year ends on the last Saturday in November and, accordingly, its fiscal year will periodically contain 53 weeks rather than 52 weeks. Fiscal 2002 was a 53-week year, whereas fiscal 2000 and 2001 were 52-week years.

Revenue Recognition

      Revenues from most engagements are recognized as services are provided based upon hours worked and contractually agreed-upon hourly rates. Some revenues are derived from fixed-price engagements, for which revenue is recognized using the percentage of completion method based on the ratio of costs incurred to the total estimated project costs. Losses are provided for at the earliest date by which they are identified. Revenues also include expenses billed to clients, which include travel and other out-of-pocket expenses, charges for support staff and outside contractors, and other reimbursable expenses. These expenses included in revenues in fiscal 2000, 2001 and 2002 were $11.0 million, $15.8 million and $19.0 million, respectively. An allowance is provided for any amounts considered uncollectible.

      Unbilled services represent revenue recognized by the Company for services performed but not yet billed to the client.

      The Company adopted the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) 101, “Revenue Recognition in Financial Statements” in fiscal 2001. The adoption of SAB 101 did not have a significant impact on the Company’s financial statements.

Cash Equivalents and Investments

      Cash equivalents consist principally of money market funds, commercial paper, bankers’ acceptances, and certificates of deposit with maturities when purchased of 90 days or less. Short-term investments generally consist of government bonds with maturities when purchased of more than 90 days but less than one year. Long-term investments, which are intended to be held to maturity, generally consist of government bonds with maturities when purchased of more than one year but less than two years. Held-to-maturity securities are stated at amortized cost, which approximates fair value.

CHARLES RIVER ASSOCIATES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

      Goodwill represents the cost in excess of fair market value of net assets of acquired businesses. Prior to July 1, 2001, goodwill was amortized on a straight-line basis over periods ranging from 15 to 20 years. As more fully described in Note 3 below and in accordance with the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), goodwill is no longer subject to amortization, but monitored annually for impairment, or more frequently if there are other indications of impairment.

Intangible Assets

      Intangible assets consist principally of costs allocated to non-compete agreements, which are amortized on a straight-line basis over the related terms of the agreements (seven to ten years), and customer relationships, which are amortized on a straight-line basis over five years.

Property and Equipment

      Property and equipment are recorded at cost. The Company provides for depreciation of equipment using the straight-line method over its estimated useful life, generally three to ten years. Amortization of leasehold improvements is provided using the straight-line method over the shorter of the lease term or the estimated useful life of the leasehold improvements. Expenditures for maintenance and repairs are expensed as incurred. Expenses for renewals and betterments are capitalized.

Impairment of Long-Lived Assets

      The Company reviews the carrying value of its long-lived assets (primarily property and equipment and intangible assets) to assess the recoverability of these assets whenever events indicate that impairment may have occurred. As part of this assessment, the Company reviews the future undiscounted operating cash flows expected to be generated by those assets. If impairment is indicated through this review, the carrying amount of the asset would be reduced to its estimated fair value.

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and NeuCo, Inc. (“NeuCo”), a company founded by the Company and an affiliate of Commonwealth Energy Systems in June 1997. At November 30, 2002, the Company has a 49.7 percent interest in NeuCo, which, combined with other considerations, represents substantive control. If an event causes the Company to no longer have substantive control, the Company would account for its ownership interest in NeuCo using the equity method. The portion of the results of operations of NeuCo allocable to its other owners is shown as “minority interest” on the Company’s statement of income, and that amount, along with the capital contributions to NeuCo of its other owners, is shown as “minority interest” on the Company’s balance sheet. All significant intercompany accounts have been eliminated.

      Prior to May 3, 2000, the Company owned 65.25 percent of NeuCo. On May 3, 2000, in a series of transactions that resulted in an infusion of new equity in NeuCo, the Company’s ownership was reduced to approximately 50 percent.

Concentration of Credit Risk

      The Company’s billed and unbilled receivables consists of a broad range of clients in a variety of industries located throughout the United States and in other countries. The Company performs a credit evaluation of each of its clients to minimize its collectibility risk and has not required collateral or other security. Historically, the Company has not experienced significant write-offs.

CHARLES RIVER ASSOCIATES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company provides an allowance for doubtful accounts for potentially uncollectible amounts. Activity in the accounts is as follows:

	Fiscal Year

	2000	2001	2002

	(In thousands)
Balance at beginning of period	$952	$1,321	$914
Charge (reversal) to cost and expenses	378	(373)	503
Amounts written off	(9)	(34)	—

Balance at end of period	$1,321	$914	$1,417

Deferred Revenue

      Deferred revenue represents amounts paid to the Company in advance of services rendered.

Net Income Per Share

      Basic net income per share represents net income divided by the weighted average shares of common stock outstanding during the period. Diluted net income per share represents net income divided by the weighted average shares of common stock and common stock equivalents. Weighted average shares used in diluted net income per share include 46,717, 110,805, and 236,128 for fiscal 2000, 2001, and 2002, respectively, of common stock equivalents arising from stock options using the treasury stock method.

Stock-Based Compensation

      The Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its stock-based compensation plans rather than the alternative fair value accounting method provided for under SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123).

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

Foreign Currency Translation

      In accordance with SFAS No. 52, “Foreign Currency Translation,” balance sheet accounts of the Company’s foreign subsidiaries are translated into United States dollars at year-end exchange rates. Operating accounts are translated at average exchange rates for each year. The net gain or loss resulting from the

CHARLES RIVER ASSOCIATES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

changes in exchange rates during fiscal 2000, 2001, and 2002 have been reported in comprehensive income. The effect of transaction gains and losses for all years presented is not significant.

Accounting Pronouncements

      Impairment or disposal of long-lived assets. In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The adoption of SFAS No. 144 is not expected to have a material effect on the financial position or results of operations of the Company.

      Costs associated with exit or disposal activities. In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that SFAS No. 146 will have a material impact on its consolidated financial statements.

      Stock-based compensation — transition and disclosure. On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS No. 148). SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting”, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the Statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. The provisions of SFAS No. 148 are effective at the beginning of fiscal 2003. The Company does not believe that SFAS No. 148 will have a material impact on its consolidated financial statements.

Reclassifications

      Certain prior year amounts have been reclassified to conform with the current year presentation.

2.     Business Acquisitions

      On October 18, 2000, CRA acquired the consulting business of Dr. Gordon C. Rausser for $4.75 million in cash. The acquisition price may increase based upon the business meeting specified performance targets

CHARLES RIVER ASSOCIATES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

over the ensuing three fiscal years. In addition, the Company loaned Dr. Rausser $4.5 million, on a full recourse basis, for the purchase of CRA stock. CRA has accounted for the acquisition as a purchase, and the results have been included in the accompanying statements of income from the date of acquisition.

      On July 18, 2001, CRA acquired certain assets from PA Consulting Group, Inc. for $4.2 million in notes. The acquisition has been accounted for under the purchase method of accounting, and the results of operations have been included in the accompanying statements of income from the date of acquisition. The pro forma results of operations had the acquisition occurred at the beginning of fiscal 2001 would not be materially different from the results in the accompanying statement of income. Of the $4.2 million purchase price, $4.0 million was recorded as goodwill and the remainder was recorded as property and equipment and intangible assets. The notes related to this acquisition were payable on a quarterly basis through December 31, 2002.

      On May 10, 2002, CRA completed the acquisition of certain assets of the North American and U.K. operations of Arthur D. Little, Inc.’s Chemical and Energy practice (ADL) for $10.5 million in cash. The acquisition has been accounted for under the purchase method of accounting. The effective date of the acquisition of the North American portion was April 29, 2002, while the effective date of the U.K. portion of the acquisition was May 10, 2002. The results of operations related to the acquisitions have been included in the accompanying statements of income from the respective effective dates. Management believes that the ADL acquisition enhances CRA’s existing position in consulting to the chemical and petroleum industries. CRA acquired 75 employee consultants, accounts receivable and the ongoing client projects being handled by the acquired employee consultants. Of the $10.5 million purchase price, $0.9 million was recorded as intangibles, consisting primarily of customer relationships, $2.7 million was recorded primarily as accounts receivable, and the remaining $6.9 million was recorded as goodwill, all of which is expected to be deducted for tax purposes. The portion of the purchase price attributable to goodwill primarily related to the extensive industry experience of the acquired employee consultants.

      The pro forma results of operations had these acquisitions occurred at the beginning of the fiscal year in which each acquisition took place would not be materially different from the results in the accompanying statements of income.

3.     Goodwill and Intangible Assets

      In June 2001, the FASB issued SFAS No. 142 which revised the accounting for goodwill and other intangible assets. Specifically, goodwill and intangible assets with indefinite lives are no longer subject to amortization, but are monitored annually for impairment, or more frequently if there are other indicators of impairment. Any impairment would be measured based upon the fair value of the related asset based upon the provisions of SFAS No. 142. The Company elected early adoption of this accounting standard in fiscal 2002. There were no impairment losses related to goodwill due to the application of SFAS No. 142.

CHARLES RIVER ASSOCIATES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Had CRA’s financial statements prior to fiscal 2002 been prepared in accordance with SFAS No. 142, income and net income per share would have been as follows (in thousands, except for per share information):

	Fiscal Year

	2000	2001	2002

	(52 weeks)	(52 weeks)	(53 weeks)
Net income — as reported	$8,839	$7,439	$8,436
Goodwill amortization net of tax	345	502	—

Net income — pro forma	$9,184	$7,941	$8,436

Basic net income per share — as reported	$1.01	$0.82	$0.93

Basic net income per share — pro forma	$1.05	$0.87	$0.93

Diluted net income per share — as reported	$1.01	$0.81	$0.91

Diluted net income per share — pro forma	$1.05	$0.86	$0.91

      Intangible assets, net on the Company’s accompanying balance sheets are as follows (in thousands):

	November 24,	November 30,
	2001	2002

Noncompetition agreements, net of accumulated amortization of $516 and $698, respectively	$984	$802
Customer relationships, net of accumulated amortization of $72	—	598
Other intangible assets, net of accumulated amortization of $80 and $221, respectively	34	132

	$1,018	$1,532

      Amortization expense of intangible assets was $186,000, $258,000, and $394,000 in fiscal 2000, 2001, and 2002, respectively. Amortization expense of intangible assets held at November 30, 2002 is estimated to be $375,000, $366,000, $339,000, $236,000, and $137,000 in fiscal 2003, 2004, 2005, 2006, and 2007, respectively.

4.     Special Charge

      In fiscal 2000, the Company relocated its London and Washington offices and recorded a special charge of $878,000, which consists principally of duplicate rent and the remaining lease obligations for the former space of these offices.

CHARLES RIVER ASSOCIATES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Property and Equipment

      Property and equipment consist of the following:

	November 24,	November 30,
	2001	2002

	(In thousands)
Computer equipment and software	$8,277	$9,836
Leasehold improvements	4,040	6,020
Furniture	3,616	4,462

	15,933	20,318
Accumulated depreciation and amortization	8,364	10,921

	$7,569	$9,397

      Depreciation expense was $1.6 million in fiscal 2000, $2.0 million in fiscal 2001, and $2.6 million in fiscal 2002.

6.     Accrued Expenses

      Accrued expenses consist of the following:

	November 24,	November 30,
	2001	2002

	(In thousands)
Compensation and related expenses	$12,451	$15,681
Other	808	1,625

	$13,259	$17,306

7.     Notes Payable to Former Stockholders

      At November 24, 2001, notes payable to former stockholders represent amounts owed by the Company to former stockholders in connection with the Company’s repurchase of shares of common stock from those stockholders upon their separation from the Company pursuant to an Exit Agreement.

      In 1998, the Company’s Board of Directors authorized the Company to amend and restate the Exit Agreement, and no further repurchases may be made under the terms of the Exit Agreement.

      Under the Exit Agreement, the Company repurchased shares of common stock from certain stockholders at a purchase price based upon a formula that used the book value of the Company at the date the stockholder separated from the Company (the “Fixed Amount”) and an amount (the “Contingent Pay-Out Amount”) equal to the stockholder’s pro rata portion of 25 percent of the Company’s earnings before bonuses, supplemental compensation, and amortization of goodwill, if any, for each of the five fiscal years commencing with the fiscal year in which the repurchase was made. The Fixed Amount is payable in three equal installments, and the Contingent Pay-Out Amount is payable in five equal annual installments. As of November 30, 2002, there were no Fixed Amounts due.

      For financial reporting purposes, the Company initially estimated the Contingent Pay-Out Amount owed to each former stockholder for the full five-year payment period based on the actual amount of the contingent payment for the first year. In subsequent years, the Company adjusts the estimate annually based on actual amounts of the contingent payment for all preceding years. The related adjustments are made to treasury stock and additional paid-in capital and, to the extent additional paid-in capital is not available, retained earnings. There were no annual principal payments due to former stockholders as of November 30, 2002 related to the

CHARLES RIVER ASSOCIATES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Exit Agreement. The Company believes the recorded value of the notes payable to former stockholders approximates fair market value.

      At November 30, 2002, notes payable to former stockholders represent amounts owed to former employees pursuant to a Stock Restriction Agreement (see Note 11).

8.     Financing Arrangement

      The Company has a line of credit agreement that permits borrowings of up to $2.0 million with interest at the bank’s base rate (4.25 percent at November 30, 2002 and 5.0 percent at November 24, 2001). Borrowings under the agreement are secured by the Company’s accounts receivable. This line of credit automatically renews each year on June 30 unless earlier terminated by either the Company or the bank. The terms of the line of credit include certain operating and financial covenants. No borrowings were outstanding as of November 24, 2001 or November 30, 2002.

9.     Employee Benefit Plans

      The Company maintains a profit-sharing retirement plan that covers substantially all full-time employees. Contributions are made at the discretion of the Company and its subsidiaries, and cannot exceed the maximum amount deductible under applicable provisions of the Internal Revenue Code. Contributions amounted to approximately $1.7 million in fiscal 2000, $1.0 million in fiscal 2001, and $1.1 million in fiscal 2002.

10.     Leases

      At November 30, 2002, the Company had the following minimum rental commitments for office space, all of which are under non-cancelable operating leases (in thousands):

Rental
Fiscal Year	Commitments

2003	$6,651
2004	6,011
2005	5,715
2006	5,066
2007	4,435
Thereafter	6,982

34,860
Future minimum rentals under sublease arrangements	(1,986)

$32,874

      Rent expense amounted to approximately $4.5 million in fiscal 2000, $5.3 million in fiscal 2001, and $6.9 million in fiscal 2002.

11.     Common Stock

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

CHARLES RIVER ASSOCIATES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to repurchase a portion of such stockholder’s shares of common stock at a percentage of market value should the stockholder leave the Company (other than for death or retirement for disability).

      In fiscal 2002, CRA repurchased and retired shares of common stock from certain stockholders, who were former employees, based on the provisions of the Stock Restriction Agreement. Payments are due to the former employees in three equal annual installments. Interest is payable annually on outstanding balances based on the average prime rate for that year.

12.     Stock-Based Compensation

      The Company has adopted the 1998 Incentive and Nonqualified Stock Option Plan (the “Plan”), which originally provided for the grant of options to purchase up to 970,000 shares of common stock. In January 2001, the stockholders approved an amendment to the Plan increasing the number of shares issuable under the Plan to 1,870,000. In April 2002, the stockholders approved an amendment to the Plan increasing the number of shares issuable under the Plan from 1,870,000 to 2,470,000 and adding a provision automatically increasing the maximum number of shares on an annual basis by the lesser of 400,000 shares or 4% of the number of shares of common stock outstanding at the end of each fiscal year. Options are to be granted at an exercise price equal to the fair market value of the shares of common stock at the date of grant. Vesting terms are determined at the discretion of the Board of Directors and generally range from immediate vesting to vesting at various rates over five years. All options terminate 10 years after the date of grant. A summary of option activity is as follows:

		Weighted
		Average
	Options	Exercise Price

Outstanding at November 27, 1999	553,500	$20.81
Fiscal 2000:
Granted	346,500	13.72
Exercised	(1,900)	18.50
Canceled	(11,000)	23.68

Outstanding at November 25, 2000	887,100	18.01
Fiscal 2001:
Granted	679,600	12.98
Canceled	(78,000)	18.14

Outstanding at November 24, 2001	1,488,700	15.75
Fiscal 2002:
Granted	582,820	14.57
Exercised	(56,500)	9.70
Canceled	(156,000)	18.50

Outstanding at November 30, 2002	1,859,020	15.33

Options available for grant at November 30, 2002	552,580

Options exercisable:
At November 25, 2000	201,877	$20.64

At November 24, 2001	416,710	$18.85

At November 30, 2002	692,604	$17.12

Weighted average remaining contractual life at November 30, 2002	7.86 years

CHARLES RIVER ASSOCIATES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Options Outstanding			Options Exercisable

	Number	Weighted-Average		Number
	Outstanding at	Remaining	Weighted-	Exercisable at	Weighted-
Range of	November 30,	Contractual Life	Average	November 30,	Average
Exercise Prices	2002	(years)	Exercise Price	2002	Exercise Price

$ 8.88 – $13.65	538,300	8.09	$10.53	195,952	$10.48
$13.75 – $18.50	1,026,770	8.01	$15.83	323,502	$17.97
$19.75 – $22.50	198,250	7.54	$21.22	93,925	$21.70
$23.00 – $30.25	95,700	5.62	$24.86	79,225	$24.66

Total	1,859,020	7.86	$15.33	692,604	$17.12

      Pro forma information regarding net income and net income per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair market value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Year

	2000	2001	2002

Risk-free interest rate	6.1%	3.6%	2.6%

Expected volatility	63%	60%	70%

Weighted average expected life (in years)	3.88	3.56	3.11

Expected dividends	—	—	—

      The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of fair value of its employee stock options. The weighted average fair market value using the Black-Scholes option-pricing model of the options granted was $5.66 in fiscal 2000, $5.52 in fiscal 2001, and $6.50 in fiscal 2002.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options’ respective vesting periods. The Company’s pro forma information is as follows (in thousands, except for net income per share information):

	Fiscal Year

	2000	2001	2002

	(52 weeks)	(52 weeks)	(53 weeks)
Net income — as reported	$8,839	$7,439	$8,436

Net income — pro forma	$8,291	$6,186	$6,626

Basic net income per share — as reported	$1.01	$0.82	$0.93

Basic net income per share — pro forma	$0.95	$0.68	$0.73

Diluted net income per share — as reported	$1.01	$0.81	$0.91

Diluted net income per share — pro forma	$0.94	$0.67	$0.71

      The effect on pro forma net income and net income per share of expensing the fair value of stock options is not necessarily representative of the effects on reported results for future years.

CHARLES RIVER ASSOCIATES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has adopted the 1998 Employee Stock Purchase Plan. The Stock Purchase Plan authorizes the issuance of up to an aggregate of 243,000 shares of common stock to participating employees at a purchase price equal to 85 percent of fair market value on either the first or the last day of the one-year offering period under the Stock Purchase Plan. During fiscal 2001, 16,006 shares were issued under the Stock Purchase Plan. In fiscal 2002, there was no offering period under the Stock Purchase Plan and no shares were issued.

      Options granted to non-employee consultants, amounting to options for the purchase of 39,500 shares of common stock at November 30, 2002, are accounted for at fair value in accordance with SFAS No. 123. During fiscal 2001, $188,000 was charged to compensation expense, while in fiscal 2000 and 2002, $121,000 and $14,000, respectively, was credited to compensation expense in connection with these options.

13.     Business Segment and Geographic Information

      CRA operates in only one business segment, which is consulting services. Revenue and long-lived assets by geographic region, based on the physical location of the operation recording the revenue or the asset, are as follows (in thousands):

	Fiscal Year

	2000	2001	2002

	(52 weeks)	(52 weeks)	(53 weeks)
Revenue:
United States	$78,742	$99,446	$113,372
United Kingdom	1,761	4,812	10,306
Other	2,044	5,546	7,012

Total foreign	3,805	10,358	17,318

	$82,547	$109,804	$130,690

	November 25,	November 24,	November 30,
	2000	2001	2002

Long-lived assets (property and equipment, net) United States	$5,329	$6,344	$7,701
United Kingdom	369	381	504
Other	244	844	1,192

Total foreign	613	1225	1,696

	$5,942	$7,569	$9,397

CHARLES RIVER ASSOCIATES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.     Income Taxes

      Components of the Company’s deferred taxes are as follows:

	November 24,	November 30,
	2001	2002

	(In thousands)
Deferred tax assets:
Accrued compensation and related expenses	$1,629	$2,297
Allowance for doubtful accounts	310	495
Net operating loss carryforwards	271	591
Excess tax over book depreciation and amortization	328	—
Valuation allowance	(271)	(591)

	2,267	2,792
Deferred tax liabilities:
Excess book over tax depreciation and amortization	—	340
Other	502	395

	502	735

Net deferred tax assets	$1,765	$2,057

      The provision (credit) for income taxes for current year operations consists of the following:

	Fiscal Year

	2000	2001	2002

	(52 weeks)	(52 weeks)	(53 weeks)

	(In thousands)
Currently payable:
Federal	$4,603	$5,734	$4,430
Foreign	24	354	865
State	817	889	876

	5,444	6,977	6,171
Deferred:
Federal	614	(960)	(199)
Foreign	—	—	(57)
State	108	(169)	(36)

	722	(1,129)	(292)

	$6,166	$5,848	$5,879

CHARLES RIVER ASSOCIATES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of the Company’s tax rates with the federal statutory rate is as follows:

	Fiscal Year

	2000	2001	2002

Federal statutory rate	34.0%	34.3%	34.3%
State income taxes, net of federal income tax benefit	6.3	6.0	6.2
Foreign net operating losses not benefited	—	2.1	2.1
NeuCo net operating losses not benefited	—	—	1.3
Foreign net operating loss carryforward benefit	—	—	(1.0)
Other	1.0	0.3	(0.2)

	41.3%	42.7%	42.7%

      At November 30, 2002, the Company has net operating loss carryforwards aggregating approximately $1.2 million, of which $417,000 begins to expire in 2012.

15.     Related-Party Transactions

      The Company made payments to stockholders of the Company who performed consulting services for the Company in the amounts of $6.2 million in fiscal 2000, $7.9 million in fiscal 2001, and $9.0 million in fiscal 2002.

16.     Quarterly Financial Data (Unaudited)

	Quarter Ended

	February 16,	May 11,	August 31,	November 24,
	2001	2001	2001	2001

	(12 weeks)	(12 weeks)	(16 weeks)	(12 weeks)

	(In thousands, except per share data)
Revenues	$21,144	$24,567	$34,914	$29,179
Gross profit	8,613	9,907	13,988	11,706
Income from operations	2,033	2,589	4,179	3,857
Income before provision for income taxes and minority interest	2,372	2,865	4,487	3,979
Minority interest	123	(33)	(186)	(320)
Net income	1,413	1,704	2,407	1,915
Basic net income per share	0.16	0.19	0.26	0.21
Diluted net income per share	0.16	0.19	0.26	0.21

CHARLES RIVER ASSOCIATES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended

	February 15,	May 10,	August 30,	November 30,
	2002	2002	2002	2002

	(12 weeks)	(12 weeks)	(16 weeks)	(13 weeks)

	(In thousands, except per share data)
Revenues	$24,202	$28,016	$42,027	$36,445
Gross profit	9,525	10,750	16,429	13,327
Income from operations	2,613	2,602	4,675	3,541
Income before provision for income taxes and minority interest	2,721	2,711	4,614	3,722
Minority interest	(28)	344	52	179
Net income	1,564	2,003	2,587	2,282
Basic net income per share	0.17	0.22	0.29	0.25
Diluted net income per share	0.17	0.22	0.28	0.25