Form 10-Q
period 2003-02-21
CHARLES RIVER ASSOCIATES INC
filed 2003-04-07
CIK 1053706

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 21, 2003

or

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

617-425-3000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]     No   [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   [X]     No   [  ]

As of April 3, 2003 CRA had outstanding 9,016,382 shares of common stock.

Charles River Associates Incorporated
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Charles River Associates Incorporated
Consolidated Statements of Income (unaudited)
(In thousands, except per share data)

	Twelve Weeks Ended

	February 15, 2002	February 21, 2003

Revenues	$24,202	$34,785
Costs of services	14,677	21,698

Gross profit	9,525	13,087
Selling, general and administrative expenses	6,912	9,261

Income from operations	2,613	3,826
Interest and other income (expense), net	108	(6)

Income before provision for income taxes and minority interest	2,721	3,820
Provision for income taxes	(1,129)	(1,572)

Income before minority interest	1,592	2,248
Minority interest	(28)	(41)

Net income	$1,564	$2,207

Net income per share:
Basic	$0.17	$0.24

Diluted	$0.17	$0.24

Weighted average number of shares outstanding:
Basic	9,050	9,011

Diluted	9,355	9,165

See accompanying notes.

Charles River Associates Incorporated
Consolidated Balance Sheets (unaudited)
(In thousands, except share data)

	November 30, 2002	February 21, 2003

Assets
Current assets:
Cash and cash equivalents	$18,846	$23,556
Short-term investments	152	133
Accounts receivable, net of allowances of $1,417 in 2002 and $1,207 in 2003 for doubtful accounts	25,705	29,028
Unbilled services	16,201	15,526
Prepaid expenses	1,976	1,690
Deferred income taxes	1,926	1,934

Total current assets	64,806	71,867
Property and equipment, net	9,397	9,981
Goodwill	24,944	24,944
Intangible assets, net of accumulated amortization of $991 in 2002 and $1,085 in 2003	1,532	1,438
Long-term investments	5,348	4,536
Deferred income taxes, net of current portion	131	131
Other assets	3,011	2,961

Total assets	$109,169	$115,858

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,894	$6,945
Accrued expenses	17,306	21,019
Deferred revenue and other liabilities	910	2,191
Current portion of notes payable to former stockholders	304	325
Current portion of notes payable	683	17

Total current liabilities	27,097	30,497
Notes payable to former stockholders, net of current portion	413	413
Deferred rent	1,605	2,347
Minority interest	1,696	1,738
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	––	––
Common stock, no par value; 25,000,000 shares authorized; 9,011,382 shares in 2002 and 2003 issued and outstanding	45,596	45,601
Receivable from stockholder	(4,500)	(4,500)
Deferred compensation	(11)	(32)
Retained earnings	37,217	39,424
Foreign currency translation	56	370

Total stockholders’ equity	78,358	80,863

Total liabilities and stockholders’ equity	$109,169	$115,858

See accompanying notes.

Charles River Associates Incorporated
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Twelve Weeks Ended

	February 15, 2002	February 21, 2003

Operating activities:
Net income	$1,564	$2,207
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	573	730
Deferred rent	(117)	740
Minority interest	28	42
Changes in operating assets and liabilities:
Accounts receivable	(943)	(3,151)
Unbilled services	5,005	793
Prepaid expenses and other assets	498	382
Accounts payable, accrued expenses, and other liabilities	(3,488)	3,891

Net cash provided by operating activities	3,120	5,634
Investing activities:
Purchase of property and equipment	(870)	(1,169)
Sale (purchase) of investments, net	(10)	831

Net cash used in investing activities	(880)	(338)
Financing activities:
Payments on notes payable	(593)	(666)
Issuance of common stock	127	––
Issuance of common stock upon exercise of stock options	72	––

Net cash used in financing activities	(394)	(666)
Effect of foreign exchange rates on cash and cash equivalents	39	80

Net increase in cash and cash equivalents	1,885	4,710
Cash and cash equivalents at beginning of period	21,880	18,846

Cash and cash equivalents at end of period	$23,765	$23,556

Noncash financing activities:
Payable in exchange for treasury stock	$582	$––

Supplemental cash flow information:
Cash paid for income taxes	$623	$359

See accompanying notes.

Charles River Associates Incorporated
Notes to Consolidated Financial Statements
(Unaudited)

1. Description of Business

Charles River Associates Incorporated (CRA) is an economic, financial, and business consulting firm that applies advanced analytic techniques and in-depth industry knowledge to complex engagements for a broad range of clients. CRA offers two types of services: legal and regulatory consulting and business consulting. CRA operates in only one business segment, which is consulting services.

2. Unaudited Interim Consolidated Financial Statements and Estimates

The consolidated statements of income for the twelve weeks ended February 15, 2002 and February 21, 2003, the consolidated balance sheet as of February 21, 2003, and the consolidated statements of cash flows for the twelve weeks ended February 15, 2002 and February 21, 2003, are unaudited. In the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of CRA’s consolidated financial position, results of operations, and cash flows.

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

3. Principles of Consolidation

The consolidated financial statements include the accounts of CRA, its wholly owned subsidiaries, and NeuCo, Inc. (NeuCo), a corporation founded by CRA and an affiliate of Commonwealth Energy Systems in June 1997. As of February 21, 2003, CRA had a 49.7 percent interest in NeuCo which, combined with other considerations, represented control. In March 2003, NeuCo repurchased and cancelled shares from a minority interest stockholder, which reduced the number of shares outstanding, thereby increasing CRA’s interest in NeuCo to 59.7 percent. The portion of the results of operations of NeuCo allocable to its minority owners is shown as “minority interest” on CRA’s statement of income, and that amount, along with the capital contributions to NeuCo of its minority owners, is shown as “minority interest” on CRA’s balance sheet. All significant intercompany accounts have been eliminated.

4. Fiscal Year

CRA’s fiscal year ends on the last Saturday in November, and accordingly, its fiscal year will periodically contain 53 weeks rather than 52 weeks. Fiscal 2002 was a 53-week year, whereas fiscal 2003 is a 52-week year. In a 52-week year, each of CRA’s first, second, and fourth quarters includes twelve weeks, and its third quarter includes sixteen weeks. In a 53-week year, the fourth quarter includes 13 weeks.

5. Revenue Recognition

Revenues from most engagements are recognized as services are provided based upon hours worked and contractually agreed-upon hourly rates, as well as a computer services fee based upon hours worked. Some revenues are derived from fixed-price engagements, for which revenue is recognized on a proportional performance method based on the ratio of costs incurred to the total estimated project costs. Losses are provided for at the earliest date by which they are identified. Revenues also include expenses billed to clients, which include travel and other out-of-pocket expenses, outside contractors, and other reimbursable expenses. These expenses included in revenues in the twelve weeks ended February 15, 2002 and February 21, 2003, were $3.4 million and $5.2 million, respectively. An allowance is provided for any amounts considered uncollectible.

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

7. Goodwill and Other Intangible Assets

Goodwill represents the cost in excess of fair market value of net assets of acquired businesses. In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), which revised the accounting for goodwill and other intangible assets. Specifically, goodwill and intangible assets with indefinite lives will no longer be subject to amortization, but are monitored annually for impairment, or more frequently if there are other indicators of impairment. Any impairment would be measured based upon the fair value of the related asset based upon provisions of SFAS No. 142. CRA elected early adoption of this accounting standard in fiscal 2002. There were no impairment losses related to goodwill due to the application of SFAS No. 142 in fiscal 2002, nor were there any indications of impairment in the first quarter of fiscal 2003.

Intangible assets consist principally of noncompetition agreements and customer relationships and are generally amortized over five to ten years.

8. Impairment of Long-Lived Assets

CRA reviews the carrying value of its long-lived assets (primarily property and equipment and intangible assets) to assess the recoverability of these assets whenever events indicate that impairment may have occurred. As part of this assessment, CRA reviews the expected future undiscounted operating cash flows expected to be generated by those assets. If impairment is indicated through this review, the carrying amount of the asset will be reduced to its estimated fair value.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of this Statement became effective for CRA in fiscal 2003. The adoption of SFAS No. 144 did not have a material effect on the financial position or results of operations of CRA.

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

10. Net Income per Share

Basic net income per share represents net income divided by the weighted average shares of common stock outstanding during the period. Diluted net income per share represents net income divided by the weighted average shares of common stock and common stock equivalents outstanding during the period. Weighted average shares used in diluted earnings per share include common stock equivalents arising from stock options using the treasury stock method. Reconciliation of basic to diluted weighted average shares of common stock outstanding is as follows (in thousands):

	Twelve Weeks Ended

	February 15, 2002	February 21, 2003

Basic weighted average shares outstanding	9,050	9,011
Weighted average equivalent shares	305	154

Diluted weighted average shares outstanding	9,355	9,165

11. Comprehensive Income

Comprehensive income represents net income reported by CRA in the accompanying consolidated statements of income adjusted for changes in CRA’s foreign currency translation account. A reconciliation is as follows (in thousands):

	Twelve Weeks Ended

	February 15, 2002	February 21, 2003

Net income	$1,564	$2,207
Change in foreign currency translation	39	314

Comprehensive income	$1,603	$2,521

12. Foreign Currency Translation

In accordance with SFAS No. 52, “Foreign Currency Translation,” balance sheet accounts of CRA’s foreign subsidiaries are translated into United States dollars at period-end exchange rates. Operating accounts are translated at average exchange rates for each reporting period. The net gain or loss resulting from the changes in exchange rates during the twelve weeks ended February 15, 2002 and February 21, 2003 have been reported in comprehensive income. Transaction gains and losses are recorded in interest and other income, net, in the consolidated statements of income.

13. Business Acquisition

On May 10, 2002, CRA completed the acquisition of certain assets of the North American and U.K. operations of Arthur D. Little, Inc.’s Chemical and Energy practice (ADL) for $10.5 million in cash. The acquisition has been accounted for under the purchase method of accounting. The effective date of the acquisition of the North American portion was April 29, 2002, while the effective date of the U.K. portion of the acquisition was May 10, 2002. The results of operations related to the acquisitions have been included in the accompanying statements of income from the respective effective dates. The pro forma results of operations had this acquisition occurred at the beginning of fiscal 2002 would not be materially different from the results in the accompanying statements of income. Management believes that the ADL acquisition enhances CRA’s existing position in consulting to the chemical and petroleum industries. CRA acquired 75 employee consultants, accounts receivable and the ongoing client projects being handled by the acquired employee consultants. Of the $10.5 million purchase price, $0.9 million was recorded as intangibles, consisting primarily of customer relationships, $2.7 million was recorded primarily as accounts receivable, and the remaining $6.9 million was recorded as goodwill, all of which is expected to be deducted for tax purposes. The portion of the purchase price attributable to goodwill primarily related to the extensive industry experience of the acquired employee consultants.

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

A summary of the accounting policies that we believe are most critical to understanding and evaluating our financial results is set forth below. This summary should be read in conjunction with our consolidated financial statements and the related notes included in Item 1 of this quarterly report on Form 10-Q, as well as in our most recently filed annual report on Form 10-K.

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

We recognize substantially all of our revenue under written service contracts with our clients. Revenues from time-and-materials service contracts are recognized as the services are provided based upon hours worked and contractually agreed-upon hourly rates, as well as a computer services fee based upon hours worked. Revenues from fixed-price engagements are recognized on a proportional performance method based on the ratio of costs incurred to the total estimated project costs. Project costs are based on the direct salary and associated fringe benefits of the consultants on the engagement plus all direct expenses incurred to complete the engagement that are not reimbursed by the client. The proportional performance method is used since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and milestones set in the contract, and are indicative of the level of benefit provided to our clients. Our financial management maintains contact with project managers to discuss the status of the projects and, for fixed-price engagements, financial management is updated on the budgeted costs and resources required to complete the project. These budgets are then used to calculate revenue recognition and to estimate the anticipated income or loss on the project. In the past, we have occasionally been required to commit unanticipated additional resources to complete projects, which have resulted in lower than anticipated profitability or losses on those contracts. We may experience similar situations in the future. Provisions for estimated losses on contracts are made during the period in which such losses become probable and can be reasonably estimated. To date, such losses have not been significant.

Revenues also include expenses billed to clients, which include travel and other out-of-pocket expenses, outside contractors, and other reimbursable expenses. These expenses included in revenues in the twelve weeks ended February 15, 2002, and February 21, 2003, were $3.4 million and $5.2 million, respectively.

We recognize revenue for services only in those situations where collection from the client is reasonably assured. Our normal payment terms are 30 days from invoice date. For the twelve weeks ended February 15, 2002 and February 21, 2003, our average days sales outstanding for billed and unbilled accounts receivable was 111 days and 103 days, respectively. Our project managers and finance personnel monitor timely payments from our clients and assess any collection issues. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. We base our estimates on our historical collection experience, current trends, credit policy and relationship of our accounts receivable and revenues. In determining these estimates, we examine historical write-offs of our receivables and review client accounts to identify any specific customer collection issues. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Our failure to estimate accurately the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition, and results of operations. As of November 30, 2002 and February 21, 2003, $1.4 million and $1.2 million, respectively, were provided for doubtful accounts.

Goodwill and Other Intangible Assets. We account for our acquisitions of consolidated companies under the purchase method of accounting pursuant to SFAS No. 141, “Business Combinations”. Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives. Intangible assets consist principally of noncompetition agreements and customer relationships and are generally amortized over five to ten years. Goodwill represents the excess of cost over net assets, including all identifiable intangible assets, of acquired businesses that are consolidated.

In accordance with SFAS No. 142, which we adopted in fiscal 2002, we ceased amortizing goodwill arising from acquisitions. In lieu of amortization, we perform an impairment review of our goodwill annually, or more frequently if there are other indicators of impairment. There were no impairment losses related to goodwill due to the application of SFAS No. 142 in fiscal 2002, nor were there any indications of impairment in the first quarter of fiscal 2003. If we determine through the impairment review process that goodwill has been impaired, we would record the impairment charge in our statement of income. The net amount of goodwill was approximately $24.9 million as of November 30, 2002 and February 21, 2003.

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

As part of this assessment, we would review the expected future undiscounted cash flows to be generated by the assets. When we determine that the carrying value of intangible assets may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. The net amount of intangible assets was approximately $1.4 million as of February 21, 2003.

Accounting for Income Taxes. We record income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. Our financial statements contain certain deferred tax assets as well as other temporary differences between book and tax accounting. SFAS No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The decision to record a valuation allowance requires varying degrees of judgment based upon the nature of the item giving rise to the deferred tax asset. As a result of operating losses incurred in certain of our foreign subsidiaries, anticipated additional operating losses in the future and uncertainty as to the extent and timing of profitability in future periods, we recorded a full valuation allowance in certain of these foreign subsidiaries during the year ended November 30, 2002. Had we not recorded this allowance, we would have reported a lower effective tax rate than that recognized in our statements of income in fiscal 2002. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination was made. During the first quarter of fiscal 2003, the valuation allowance was reduced slightly due to the anticipated use of certain net operating losses during fiscal 2003. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is at least reasonably possible that changes in these estimates in the near term could materially affect our financial condition and results of operations. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

Results of Operations-Twelve weeks Ended February 15, 2002 Compared to Twelve weeks Ended February 21, 2003

Revenues. Revenues increased $10.6 million, or 43.7%, from $24.2 million for the first quarter of fiscal 2002 to $34.8 million for the first quarter of fiscal 2003. The increase in revenues was due primarily to an increase in the number of employee consultants, particularly as a result of the business acquired from ADL, an increase in utilization and increased billing rates for our employee consultants. This increase was offset in part by a decrease in demand for NeuCo software and services. Revenues derived from fixed-price engagements increased from 3.3% for the first quarter of fiscal 2002 to 25.9% for the first quarter of fiscal 2003. This increase is primarily due to the acquisition from ADL, which traditionally entered into fixed-price engagements. The total number of employee consultants increased from 302 at the end of the first quarter of fiscal 2002 to 348 at the end of the first quarter of fiscal 2003. Utilization was 67% for the first quarter of fiscal 2002 as compared with 71% for the first quarter of fiscal 2003. We experienced revenue increases during the first quarter of fiscal 2003 primarily in our chemicals and petroleum, materials and manufacturing, competition and finance practice areas. These increases were partially offset by a revenue decrease in our transportation practice area.

Costs of Services. Costs of services increased by $7.1 million, or 48.1%, from $14.7 million in the first quarter of fiscal 2002 to $21.7 million in the first quarter of fiscal 2003. The increase was due primarily to an overall increase in compensation expense for our employee consultants and an increase in the number of employee consultants. As a percentage of revenues, costs of services increased from 60.6% in the first quarter of fiscal 2002 to 62.4% in the first quarter of fiscal 2003. The increase as a percentage of revenues was due primarily to an increase in out-of-pocket expenses and third-party fees billed to clients.

Selling, General, and Administrative. Selling, general, and administrative expenses increased by $2.3 million, from $6.9 million in the first quarter of fiscal 2002 to $9.3 million in the first quarter of fiscal 2003. As a percentage of revenues, selling, general, and administrative expenses decreased from 28.6% in the first quarter of fiscal 2002 to 26.6% in the first quarter of fiscal 2003. The primary contributors to the decrease as a percentage of revenues were decreases in overall compensation for administrative staff, other professional fees, recruiting, travel expenses, and an overall increase in revenue at a greater rate than selling, general and administrative expenses, which includes rent and other costs that are fixed in nature. These decreases were partially offset by an increase in rent and related expenses in the first quarter of fiscal 2003 for estimated losses on subleases in our D.C. and downtown Los Angeles offices.

Interest and Other Income (Expense), Net. Net interest and other income decreased by $114,000, or 106%, from net interest and other income of $108,000 in the first quarter of fiscal 2002 to net expense of $6,000 in the first quarter of fiscal 2003. This decrease resulted primarily from realized foreign exchange losses, principally due to the weakening Mexican Peso, and the overall decline in short-term interest rates, resulting in lower interest income.

Provision for Income Taxes. The provision for income taxes increased by $443,000 to $1.6 million in the first quarter of fiscal 2003. Our effective income tax rate decreased slightly from 41.5% in the first quarter of fiscal 2002 to 41.2% in the first quarter of fiscal 2003. The lower rate in the first quarter of fiscal 2003 was due primarily to expected tax benefits to be realized in the current year by utilizing certain foreign net operating losses incurred in prior years.

Minority Interest. Minority interest in the results of operations of NeuCo increased from a profit of $28,000 in the first quarter of fiscal 2002 to a profit of $41,000 in the first quarter of fiscal 2003 due to an increase in profit in NeuCo.

Liquidity and Capital Resources

As of February 21, 2003, we had cash and cash equivalents of $23.6 million, short-term and long-term investments of $4.7 million, and working capital of $41.4 million. Net cash provided by operating activities for the twelve weeks ended February 21, 2003 was

$5.6 million. Cash generated from operating activities of $5.6 million resulted primarily from net income of $2.2 million, an increase in accounts payable, accrued expenses and other liabilities of $3.9 million, and a decrease in unbilled services of $793,000, offset in part by a increase in accounts receivable of $3.2 million.

Net cash used in investing activities for the twelve weeks ended February 21, 2003 was $338,000, consisting of $1.2 million used to purchase property and equipment, offset by net sales of investments of $831,000.

Net cash used in financing activities for the twelve weeks ended February 21, 2003 was $666,000, consisting principally of payments on notes payable in connection with the acquisition of a line of business from PA Consulting Group, Inc. in July 2001. There are no remaining payments due for these notes as of February 21, 2003.

In connection with our acquisition of the consulting business of Dr. Rausser, we loaned Dr. Rausser $4.5 million, which he used to purchase shares of our common stock. The loan is scheduled to be repaid in 2004. If the acquired business meets specified performance targets, we will owe Dr. Rausser additional consideration, payable in the first quarter of fiscal 2004.

We currently have available a $2.0 million revolving line of credit with our bank, which is secured by our accounts receivable. This line of credit automatically renews each year on June 30 unless terminated earlier by either our bank or us. No borrowings were outstanding under this line of credit as of February 21, 2003.

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

We depend on our antitrust and mergers and acquisitions consulting business

We derive a substantial portion of our revenues from engagements in our antitrust and mergers and acquisitions practice areas. Any substantial reduction in the number or size of our engagements in these practice areas could harm our business. We derive the great majority of these revenues from engagements relating to enforcement of United States antitrust laws. Changes in federal antitrust laws, changes in judicial interpretations of these laws, or less vigorous enforcement of these laws as a result of changes in political appointments or priorities or for other reasons could substantially reduce our revenues from engagements in this area. In addition, adverse changes in general economic conditions, particularly conditions influencing the merger and acquisition activity of larger companies, could also adversely affect engagements in which we assist clients in proceedings before the U.S. Department of Justice and the U.S. Federal Trade Commission. The continuing economic slowdown is adversely affecting mergers and acquisitions activity, which is reducing the number and scope of our engagements in this practice area. Any continuation or worsening of the downturn could cause this trend to intensify, which would adversely affect our revenues and results of operations.

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

We enter into fixed-price engagements

We derive a significant portion of our revenues from fixed-price contracts. If we fail to estimate accurately the resources required for a fixed-price project or fail to satisfy our contractual obligations in a manner consistent with the project budget, then we might generate a smaller profit or incur a loss on the project. We have occasionally had to commit unanticipated additional resources to complete projects, and we may have to take similar action in the future, which could adversely affect our revenues and results of operations.

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

We depend on our outside experts

We depend on our relationships with our exclusive outside experts. In fiscal 2001 and fiscal 2002, six of our exclusive outside experts generated engagements that accounted for approximately 28 percent and 21 percent of our revenues in those years, respectively. We believe that these outside experts are highly regarded in their fields and that each offers a combination of knowledge, experience, and expertise that would be very difficult to replace. We also believe that we have been able to secure some engagements and attract consultants in part because we could offer the services of these outside experts. Most of these outside experts can limit their relationships with us at any time for any reason. These reasons could include affiliations with universities with policies that prohibit accepting specified engagements, the pursuit of other interests, and retirement.

Thirty of our outside experts have entered noncompetition agreements with us as of February 21, 2003. The limitation or termination of any of their relationships with us, or competition from any of them after these agreements expire, could harm our business.

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

As a result of the acquisition from ADL, we conduct a significant portion of our business in the Middle East. In light of the military conflict in the region, we may not be able to continue to conduct business in that region without interruption, which could negatively affect our revenues and results of operations.

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

The price of our common stock may be volatile

Our stock price has been volatile. Over the period from February 16, 2002 to February 21, 2003, the trading price of our common stock ranged from $11.35 to $21.99. Many factors may cause the market price of our common stock to fluctuate significantly, including the following:

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

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

As of February 21, 2003, we were exposed to market risks, which primarily include changes in U.S. interest rates and foreign currency exchange rates.

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

We are subject to risk from changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency. Operating accounts for our foreign subsidiaries are translated into U.S. dollars at average exchange rates for each reporting period and balance sheet accounts are translated using period-end exchange rates. The net gains or losses resulting from the changes in exchange rates are reported in comprehensive income.

ITEM 4. Controls and Procedures

(a)	Disclosure controls and procedures. Within 90 days before filing this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Our disclosure controls and procedures include a portion of our internal accounting controls. Based on our evaluation, our disclosure controls and procedures were reasonably effective.

(b)	Internal controls. Since the date of the evaluation described above, there have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

We are not a party to any legal proceedings the outcome of which, in the opinion of our management, would have a material adverse effect on our business, financial condition, or results of operations.

ITEM 5. Other Information

Certification Under Sarbanes-Oxley Act

Our Chief Executive Officer and Chief Financial Officer have furnished to the Securities and Exchange Commission the certification with respect to this quarterly report that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6. Exhibits and Reports on Form 8-K

     Reports on Form 8-K

     CRA did not file any reports on Form 8-K during the quarter ended February 21, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Charles River Associates Incorporated

Date: April 7, 2003	By: /s/ James C. Burrows James C. Burrows President, Chief Executive Officer

Date: April 7, 2003	By: /s/ J. Phillip Cooper J. Phillip Cooper Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

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

Date: April 7, 2003	By: /s/ James C. Burrows James C. Burrows President, Chief Executive Officer

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

Date: April 7, 2003	By: /s/ J. Phillip Cooper J. Phillip Cooper Executive Vice President, Chief Financial Officer