Form 10-Q
period 2003-05-16
CHARLES RIVER ASSOCIATES INC
filed 2003-06-27
CIK 1053706

Use these links to rapidly review the document
Charles River Associates Incorporated

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 16, 2003
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 000-24049

Charles River Associates Incorporated
(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-2372210 (I.R.S. Employer Identification No.)
200 Clarendon Street, T-33, Boston, MA (Address of principal executive offices)	02116-5092 (Zip Code)
617-425-3000 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

As of June 24, 2003 CRA had outstanding 9,220,921 shares of common stock.

Charles River Associates Incorporated

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Charles River Associates Incorporated

Consolidated Statements of Income (unaudited)

(In thousands, except per share data)

	Twelve Weeks Ended		Twenty-four Weeks Ended
	May 10, 2002	May 16, 2003	May 10, 2002	May 16, 2003
Revenues	$28,016	$40,245	$52,218	$75,030
Costs of services	17,266	25,261	31,943	46,959

Gross profit	10,750	14,984	20,275	28,071
Selling, general and administrative expenses	8,148	10,349	15,060	19,610

Income from operations	2,602	4,635	5,215	8,461
Interest and other income, net	109	193	217	187

Income before provision for income taxes and minority interest	2,711	4,828	5,432	8,648
Provision for income taxes	(1,052)	(2,017)	(2,181)	(3,589)

Income before minority interest	1,659	2,811	3,251	5,059
Minority interest	344	11	316	(30)

Net income	$2,003	$2,822	$3,567	$5,029

Net income per share:
Basic	$0.22	$0.31	$0.39	$0.56

Diluted	$0.22	$0.30	$0.38	$0.54

Weighted average number of shares outstanding:
Basic	9,043	9,019	9,046	9,015

Diluted	9,249	9,343	9,301	9,260

See accompanying notes.

Charles River Associates Incorporated

Consolidated Balance Sheets

(In thousands, except share data)

	November 30, 2002	May 16, 2003
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,846	$23,302
Short-term investments	152	43
Accounts receivable, net of allowances of $1,417 in 2002 and $1,641 in 2003 for doubtful accounts	25,705	31,050
Unbilled services	16,201	16,427
Prepaid expenses	1,976	2,590
Deferred income taxes	1,926	1,910

Total current assets	64,806	75,322
Property and equipment, net	9,397	11,126
Goodwill	24,944	24,802
Intangible assets, net of accumulated amortization of $991 in 2002 and $1,169 in 2003	1,532	1,354
Long-term investments	5,348	4,951
Deferred income taxes, net of current portion	131	131
Other assets	3,011	2,585

Total assets	$109,169	$120,271

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$7,894	$8,507
Accrued expenses	17,306	20,663
Deferred revenue and other liabilities	910	2,338
Current portion of notes payable to former stockholders	304	327
Current portion of notes payable	683	—

Total current liabilities	27,097	31,835
Notes payable to former stockholders, net of current portion	413	413
Deferred rent	1,605	2,461
Minority interest	1,696	1,726
Commitments and contingencies
Stockholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 9,011,382 shares in 2002 and 9,032,082 in 2003 issued and outstanding	45,596	45,571
Receivable from stockholder	(4,500)	(4,500)
Deferred compensation	(11)	(37)
Retained earnings	37,217	42,246
Foreign currency translation	56	556

Total stockholders' equity	78,358	83,836

Total liabilities and stockholders' equity	$109,169	$120,271

See accompanying notes.

Charles River Associates Incorporated

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Twenty-four Weeks Ended
	May 10, 2002	May 16, 2003
Operating activities:
Net income	$3,567	$5,029
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,131	1,825
Deferred rent	(193)	852
Minority interest	(316)	30
Changes in operating assets and liabilities:
Accounts receivable	(1,118)	(5,050)
Unbilled services	1,994	(10)
Prepaid expenses and other assets	(169)	(125)
Accounts payable, accrued expenses, and other liabilities	(2,283)	5,055

Net cash provided by operating activities	2,613	7,606
Investing activities:
Purchase of property and equipment	(1,418)	(3,010)
Sale of investments, net	576	506
Acquisition of business, net of cash acquired	(10,345)	—

Net cash used in investing activities	(11,187)	(2,504)
Financing activities:
Payments on notes payable	(1,003)	(660)
Payments on notes payable to former stockholders	(123)	—
Issuance of common stock	127	—
Issuance of common stock upon exercise of stock options	257	186
Payment for repurchase of minority interest shares in subsidiary	—	(300)

Net cash used in financing activities	(742)	(774)
Effect of foreign exchange rates on cash and cash equivalents	186	128

Net increase in cash and cash equivalents	(9,130)	4,456
Cash and cash equivalents at beginning of period	21,880	18,846

Cash and cash equivalents at end of period	$12,750	$23,302

Non-cash financing activities:
Payable in exchange for treasury stock	$582	$—

Supplemental cash flow information:
Cash paid for income taxes	$1,479	$3,724

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

2.     Unaudited Interim Consolidated Financial Statements and Estimates

The consolidated statements of income for the twelve and twenty-four weeks ended May 10, 2002 and May 16, 2003, the consolidated balance sheet as of May 16, 2003, and the consolidated statements of cash flows for the twenty-four weeks ended May 10, 2002 and May 16, 2003, are unaudited. The November 30, 2002 balance sheet is derived from CRA's audited financial statements included in its Annual Report on Form 10-K as of that date. In the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of CRA's consolidated financial position, results of operations, and cash flows.

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

3.     Principles of Consolidation

The consolidated financial statements include the accounts of CRA, its wholly owned subsidiaries, and NeuCo, Inc. (NeuCo), a corporation founded by CRA and an affiliate of Commonwealth Energy Systems in June 1997. As of February 21, 2003, CRA had a 49.7 percent interest in NeuCo which, combined with other considerations, represented control. In March 2003, NeuCo repurchased and cancelled shares from a minority interest stockholder, which increased CRA's interest in NeuCo to 59.7 percent. This transaction has been recorded as an adjustment of capital. The portion of the results of operations of NeuCo allocable to its minority owners is shown as "minority interest" on CRA's statement of income, and that amount, along with the capital contributions to NeuCo of its minority owners, is shown as "minority interest" on CRA's balance sheet. All significant intercompany accounts have been eliminated.

4.     Fiscal Year

CRA's fiscal year ends on the last Saturday in November, and accordingly, its fiscal year will periodically contain 53 weeks rather than 52 weeks. Fiscal 2002 was a 53-week year, whereas fiscal 2003 is a 52-week year. In a 52-week year, each of CRA's first, second, and fourth quarters includes twelve weeks, and its third quarter includes sixteen weeks. In a 53-week year, the fourth quarter includes thirteen weeks.

5.     Revenue Recognition

Revenues from most engagements are recognized as services are provided based upon hours worked and contractually agreed-upon hourly rates, as well as a computer services fee based upon hours worked. Some revenues are derived from fixed-price engagements, for which revenue is recognized on a proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. Losses are provided for at the earliest date by which they are identified. Revenues also include expenses billed to clients, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. These reimbursable expenses included in revenues are as follows (in thousands):

	Twelve Weeks Ended		Twenty-four Weeks Ended
	May 10, 2002	May 16, 2003	May 10, 2002	May 16, 2003
Reimbursable expenses billed to clients	$3,440	$6,637	$6,868	$11,804

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

7.     Goodwill and Other Intangible Assets

Goodwill represents the cost in excess of fair market value of net assets of acquired businesses. In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), which revised the accounting for goodwill and other intangible assets. Specifically, goodwill and intangible assets with indefinite lives will no longer be subject to amortization, but are monitored annually for impairment, or more frequently if there are indicators of impairment. Any impairment would be measured based upon the fair value of the related asset based upon provisions of SFAS No. 142. CRA elected early adoption of this accounting standard in fiscal 2002. There were no impairment losses related to goodwill due to the application of SFAS No. 142 in fiscal 2002, nor were there any indications of impairment in the twenty-four weeks ended May 16, 2003.

Intangible assets consist principally of non-competition agreements and customer relationships and are generally amortized over five to ten years.

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

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of this Statement became effective for CRA in fiscal 2003. The adoption of SFAS No. 144 did not have a material effect on the financial position or results of operations of CRA.

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

	Twelve Weeks Ended		Twenty-four Weeks Ended
	May 10, 2002	May 16, 2003	May 10, 2002	May 16, 2003
Basic weighted average shares outstanding	9,043	9,019	9,046	9,015
Weighted average equivalent shares	206	324	255	245

Diluted weighted average shares outstanding	9,249	9,343	9,301	9,260

11.   Stock-Based Compensation

CRA has elected to follow Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock-based compensation plans rather than the alternative fair value accounting method provided for under SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). SFAS No. 123 requires that companies either recognize compensation expense for grants of stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income and net income per share in the notes to the financial statements. The following table presents the effect on net income and net income per share had compensation costs for the awards under the stock-based compensation plans been determined consistent with SFAS No. 123:

	Twelve Weeks Ended		Twenty-four Weeks Ended
	May 10, 2002	May 16, 2003	May 10, 2002	May 16, 2003
Net income—as reported	$2,003	$2,822	$3,567	$5,029
Less stock-based compensation expense determined under fair value method for all stock options, net of related income tax benefit	$(338)	$(494)	$(669)	$(973)

Net income—pro forma	$1,665	$2,328	$2,898	$4,056
Basic net income per share — as reported	$.22	$.31	$.39	$.56

Basic net income per share—pro forma	$.18	$.26	$.32	$.45

Diluted net income per share—as reported	$.22	$.30	$.38	$.54

Diluted net income per share—pro forma	$.18	$.25	$.31	$.44

12.   Comprehensive Income

Comprehensive income represents net income reported by CRA in the accompanying consolidated statements of income adjusted for changes in CRA's foreign currency translation account. A reconciliation is as follows (in thousands):

	Twenty-four Weeks Ended
	May 10, 2002	May 16, 2003
Net income	$3,567	$5,029
Change in foreign currency translation	186	500

Comprehensive income	$3,753	$5,529

13.   Foreign Currency Translation

In accordance with SFAS No. 52, "Foreign Currency Translation," balance sheet accounts of CRA's foreign subsidiaries are translated into United States dollars at period-end exchange rates. Operating accounts are translated at average exchange rates for each reporting period. The net gain or loss resulting from the changes in exchange rates during the twenty-four weeks ended May 10, 2002 and May 16, 2003 have been reported in comprehensive income. Transaction gains and losses are recorded in interest and other income, net, in the consolidated statements of income.

14.   Business Acquisition

On May 10, 2002, CRA completed the acquisition of certain assets of the North American and U.K. operations of the Chemicals and Energy Vertical practice ("CEV") of the then Arthur D. Little corporation ("ADL") for $10.5 million in cash. (Arthur D. Little, Inc. is now known as Dehon, Inc.(1)) The acquisition has been accounted for under the purchase method of accounting. The effective date of the acquisition of the North American portion was April 29, 2002, while the effective date of the U.K. portion of the acquisition was May 10, 2002. The results of operations related to the acquisitions have been included in the accompanying statements of income from the respective effective dates. The pro forma results of operations had this acquisition occurred at the beginning of fiscal 2002 would not be materially different from the results in the accompanying statements of income. Management believes that the CEV acquisition enhanced CRA's position in consulting to the chemicals and petroleum industries. CRA acquired 75 employee consultants, accounts receivable and the ongoing client projects being handled by the acquired employee consultants. Of the $10.5 million purchase price, $0.9 million was recorded as intangibles, consisting primarily of customer relationships, $2.7 million was recorded primarily as accounts receivable, and the remaining $6.9 million was recorded as goodwill, all of which is expected to be deducted for tax purposes. The portion of the purchase price attributable to goodwill primarily related to the extensive industry experience of the acquired employee consultants.

(1)
The "Arthur D. Little" and "ADL" trademarks were purchased by a third party.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Except for historical facts, the statements in this quarterly report are forward-looking statements. Forward-looking statements are merely our current predictions of future events. These statements are inherently uncertain, and actual events could differ materially from our predictions. Important factors that could cause actual events to vary from our predictions include those discussed below under the heading "—Factors Affecting Future Performance." We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to carefully review the risk factors described in this quarterly report and in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

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

We recognize substantially all of our revenue under written service contracts with our clients. Revenues from time-and-materials service contracts are recognized as the services are provided based upon hours worked and contractually agreed-upon hourly rates, as well as a computer services fee based upon hours worked. Revenues from fixed-price engagements are recognized on a proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. Project costs are based on the direct salary and associated fringe benefits of the consultants on the engagement plus all direct expenses incurred to complete the engagement that are not reimbursed by the client. The proportional performance method is used since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and milestones set forth in the contract, and are indicative of the level of benefit provided to our clients. Contracts generally include a termination provision that reduces the agreement to a time-and-materials contract in the event of termination of the contract. There are no costs that are deferred and amortized over the contract term. Our financial management maintains contact with project managers to discuss the status of the projects and, for fixed-price engagements, financial management is updated on the budgeted costs and resources required to complete the project. These budgets are then used to calculate revenue recognition and to estimate the anticipated income or loss on the project. In the past, we have occasionally been required to commit unanticipated additional resources to complete projects, which have resulted in lower than anticipated income or losses on those contracts. We may experience similar situations in the future. Provisions for estimated losses on contracts are made during the period in which such losses become probable and can be reasonably estimated. To date, such losses have not been significant.

Revenues also include expenses billed to clients, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. These reimbursable expenses included in revenues are as follows (in thousands):

	Twelve Weeks Ended		Twenty-four Weeks Ended
	May 10, 2002	May 16, 2003	May 10, 2002	May 16, 2003
Reimbursable expenses billed to clients	$3,440	$6,637	$6,868	$11,804

We recognize revenue for services only in those situations where collection from the client is reasonably assured. Our normal payment terms are 30 days from invoice date. For the quarters ended May 10, 2002 and May 16, 2003, our average days sales outstanding for billed and unbilled accounts receivable was 114 days and 95 days, respectively. Our project managers and finance personnel monitor timely payments from our clients and assess any collection issues. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. We base our estimates on our historical collection experience, current trends, credit policy and relationship of our accounts receivable and revenues. In determining these estimates, we examine historical write-offs of our receivables and review client accounts to identify any specific customer collection issues. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Our failure to estimate accurately the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition, and results of operations. As of November 30, 2002 and May 16, 2003, $1.4 million and $1.6 million, respectively, were provided for doubtful accounts.

Goodwill and Other Intangible Assets.    We account for our acquisitions of consolidated companies under the purchase method of accounting pursuant to SFAS No. 141, "Business Combinations". Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives. Intangible assets consist principally of non-competition agreements and customer relationships and are generally amortized over five to ten years. Goodwill represents the excess of cost over net assets, including all identifiable intangible assets, of acquired businesses that are consolidated.

In accordance with SFAS No. 142, which we adopted in fiscal 2002, we ceased amortizing goodwill arising from acquisitions. In lieu of amortization, we perform an impairment review of our goodwill annually, or more frequently if there are other indicators of impairment. There were no impairment losses related to goodwill due to the application of SFAS No. 142 in fiscal 2002, nor were there any indications of impairment in the twenty-four weeks ended May 16, 2003. If we determine through the impairment review process that goodwill has been impaired, we would record the impairment charge in our statement of income. The net amount of goodwill was approximately $24.8 million as of May 16, 2003.

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

As part of this assessment, we would review the expected future undiscounted cash flows to be generated by the assets. When we determine that the carrying value of intangible assets may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. The net amount of intangible assets was approximately $1.4 million as of May 16, 2003.

Accounting for Income Taxes.    We record income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carry-forwards. Our financial statements contain certain deferred tax assets as well as other temporary differences between book and tax accounting. SFAS No. 109, "Accounting for Income Taxes," requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The decision to record a valuation allowance requires varying degrees of judgment based upon the nature of the item giving rise to the deferred tax asset. As a result of operating losses incurred in certain of our foreign subsidiaries, anticipated additional operating losses in the future and uncertainty as to the extent and timing of profitability in future periods, we recorded a full valuation allowance in certain of these foreign subsidiaries during the year ended November 30, 2002. Had we not recorded this allowance, we would have reported a lower effective tax rate than that recognized in our statements of income in fiscal 2002. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination was made. During the twenty-four weeks ended May 16, 2003, the valuation allowance was reduced slightly due to the anticipated use of certain net operating losses during fiscal 2003. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is at least reasonably possible that changes in these estimates in the near term could materially affect our financial condition and results of operations. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

Results of Operations—Twelve weeks Ended May 10, 2002 Compared to Twelve weeks Ended May 16, 2003

Revenues.    Revenues increased $12.2 million, or 43.7%, from $28.0 million for the second quarter of fiscal 2002 to $40.2 million for the second quarter of fiscal 2003. The increase in revenues was due primarily to an increase in the number of employee consultants, particularly as a result of the acquisition of the CEV business, an increase in utilization, increased billing rates for our employee consultants, and an increase in expenses billed to clients. Revenues derived from fixed-price engagements increased from 7.2% for the second quarter of fiscal 2002 to 20.2% for the second quarter of fiscal 2003. This increase is primarily due to the acquisition of CEV, which traditionally entered into fixed-price engagements. The total number of employee consultants increased from 328 at the end of the second quarter of fiscal 2002 to 348 at the end of the second quarter of fiscal 2003. Utilization was 71% for the second quarter of fiscal 2002 as compared with 73.5% for the second quarter of fiscal 2003. We experienced revenue increases during the second quarter of fiscal 2003 primarily in our chemicals and petroleum, energy and environment, materials and manufacturing, and finance practice areas. These increases were partially offset by a revenue decrease in our transportation practice area.

Costs of Services.    Costs of services increased by $8.0 million, or 46.3%, from $17.3 million in the second quarter of fiscal 2002 to $25.3 million in the second quarter of fiscal 2003. The increase was due primarily to an increase in the number of employee consultants and an overall increase in compensation expense for our employee consultants, and an increase in reimbursable expenses billed to clients. As a percentage of revenues, costs of services increased from 61.6% in the second quarter of fiscal 2002 to 62.8% in the second quarter of fiscal 2003. The increase as a percentage of revenues was due primarily to an increase in reimbursable expenses, such as out-of-pocket expenses and third-party fees billed to clients.

Selling, General, and Administrative.    Selling, general, and administrative expenses increased by $2.2 million, from $8.1 million in the second quarter of fiscal 2002 to $10.3 million in the second quarter of fiscal 2003. As a percentage of revenues, selling, general, and administrative expenses decreased from 29.1% in the second quarter of fiscal 2002 to 25.7% in the second quarter of fiscal 2003. The primary contributors to the decrease as a percentage of revenues were decreases in overall compensation for administrative staff, legal and other professional fees, travel expenses, and an overall increase in revenue at a greater rate than selling, general and administrative expenses, which includes rent and other costs that are fixed in nature. These decreases were partially offset by an increase in rent and related expenses in the second quarter of fiscal 2003 for additional estimated losses on a sublease in our D.C office and a revenue-related increase in commission payments to outside experts.

Interest and Other Income, Net.    Net interest and other income increased by $84,000, or 77%, from $109,000 in the second quarter of fiscal 2002 to $193,000 in the second quarter of fiscal 2003. This increase resulted primarily from unrealized foreign exchange gains, principally due to the weakening of the U.S. Dollar against British Pound Sterling, offset in part by lower interest income due to the overall decline in short-term interest rates.

Provision for Income Taxes.    The provision for income taxes increased by $1.0 million to $2.0 million in the second quarter of fiscal 2003. Our effective income tax rate increased from 38.8% in the second quarter of fiscal 2002 to 41.8% in the second quarter of fiscal 2003. The lower rate in the first quarter of fiscal 2002 was due primarily to a one-time tax benefit related to the closure of a foreign office.

Minority Interest.    Minority interest in the results of operations of NeuCo decreased from a loss of $344,000 in the second quarter of fiscal 2002 to a loss of $11,000 in the second quarter of fiscal 2003 due to a decrease in losses in NeuCo.

Results of Operations—Twenty-four weeks Ended May 10, 2002 Compared to Twenty-four weeks Ended May 16, 2003

Revenues.    Revenues increased $22.8 million, or 43.7%, from $52.2 million for the twenty-four weeks ended May 10, 2002 to $75.0 million for the twenty-four weeks ended May 16, 2003. The increase in revenues was due primarily to an increase in the number of employee consultants, particularly as a result of the acquisition of the CEV business, an increase in utilization, increased billing rates for our employee consultants, and an increase in expenses billed to clients. Revenues derived from fixed-price engagements increased from 5.4% for the twenty-four weeks ended May 10, 2002 to 22.8% for the twenty-four weeks ended May 16, 2003. This increase is primarily due to the acquisition of CEV, which traditionally entered into fixed-price engagements. The total number of employee consultants increased from 328 at May 10, 2002 to 348 at May 16, 2003. Utilization was 69% for the twenty-four weeks ended May 10, 2002 as compared with 72% for the twenty-four weeks ended May 16, 2003. We experienced revenue increases in the twenty-four weeks ended May 16, 2003 primarily in our chemicals and petroleum, materials and manufacturing, finance, and energy and environment practice areas. These increases were partially offset by a revenue decrease in our transportation practice area.

Costs of Services.    Costs of services increased by $15.0 million, or 47.0%, from $31.9 million in the twenty-four weeks ended May 10, 2002 to $47.0 million in the twenty-four weeks ended May 16, 2003. The increase was due primarily to an increase in the number of employee consultants, an overall increase in compensation expense for our employee consultants, and an increase in reimbursable expenses billed to clients. As a percentage of revenues, costs of services increased from 61.2% in the twenty-four weeks ended May 10, 2002 to 62.6% in the twenty-four weeks ended May 16, 2003. The increase as a percentage of revenues was due primarily to an increase in reimbursable expenses, such as out-of-pocket expenses and third-party fees billed to clients.

Selling, General, and Administrative.    Selling, general, and administrative expenses increased by $4.6 million, from $15.1 million in the twenty-four weeks ended May 10, 2002 to $19.6 million in the twenty-four weeks ended May 16, 2003. As a percentage of revenues, selling, general, and administrative expenses decreased from 28.8% in the twenty-four weeks ended May 11, 2002 to 26.1% in the twenty-four weeks ended May 16, 2003. The primary contributors to the decrease as a percentage of revenues were decreases in overall compensation for administrative staff, legal and other professional fees, travel expenses, and an overall increase in revenue at a greater rate than selling, general and administrative expenses, which includes rent and other costs that are fixed in nature. These decreases were partially offset by an increase in rent and related expenses in the twenty-four weeks ended May 16, 2003 for estimated losses on subleases in our D.C. and downtown Los Angeles offices and a revenue-related increase in commission payments to outside experts.

Interest and Other Income, Net.    Net interest and other income decreased by $30,000, or 13.8%, from $217,000 in the twenty-four weeks ended May 10, 2002 to $187,000 in the twenty-four weeks ended May 16, 2003. This decrease resulted primarily from lower interest income due to the overall decline in short-term interest rates.

Provision for Income Taxes.    The provision for income taxes increased by $1.4 million to $3.6 million in the twenty-four weeks ended May 16, 2003. Our effective income tax rate increased from 40.2% in the twenty-four weeks ended May 10, 2002 to 41.5% in the twenty-four weeks ended May 16, 2003. The lower rate in the twenty-four weeks ended May 10, 2002 was due primarily to a tax benefit related to the closure of a foreign office in the second quarter of fiscal 2002.

Minority Interest.    Minority interest in the results of operations of NeuCo changed from a loss of $316,000 in the twenty-four weeks ended May 10, 2002 to a profit of $30,000 in the twenty-four weeks ended May 16, 2003 due to an increase in profits in NeuCo.

Liquidity and Capital Resources

As of May 16, 2003, we had cash and cash equivalents of $23.3 million, short-term and long-term investments of $5.0 million, and working capital of $43.5 million. Net cash provided by operating activities for the twenty-four weeks ended May 16, 2003 was $7.6 million. Cash generated from operating activities of $7.6 million resulted primarily from net income of $5.0 million and an increase in accounts payable, accrued expenses and other liabilities of $5.1 million, offset in part by an increase in accounts receivable of $5.0 million.

Net cash used in investing activities for the twenty-four weeks ended May 16, 2003 was $2.5 million, consisting of $3.0 million used to purchase property and equipment, offset by net sales of investments of $0.5 million.

Net cash used in financing activities for the twenty-four weeks ended May 16, 2003 was $0.8 million, consisting principally of the final payments on notes payable in connection with the acquisition of a line of business from PA Consulting Group, Inc. in July 2001 and a payment made in March 2003 by NeuCo to repurchase and cancel shares from a minority interest stockholder.

In connection with our acquisition of the consulting business of Dr. Rausser, we loaned Dr. Rausser $4.5 million, which he used to purchase shares of our common stock. The loan is scheduled to be repaid in 2004. If the acquired business meets specified performance targets, we will owe Dr. Rausser additional consideration, payable in the first quarter of fiscal 2004.

We currently have available a $2.0 million revolving line of credit with our bank, which is secured by our accounts receivable. This line of credit automatically renews each year on June 30 unless terminated earlier by either our bank or us. No borrowings were outstanding under this line of credit as of May 16, 2003.

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

Factors Affecting Future Performance

We depend upon only a few key employees to generate revenue

Our business consists primarily of the delivery of professional services, and accordingly, our success depends heavily on the efforts, abilities, business generation capabilities, and project execution of our employee consultants. If we lose the services of any employee consultant or if our employee consultants fail to generate business or otherwise fail to perform effectively, that loss or failure could harm our business. We do not have any employment agreements with our employee consultants, and they can terminate their relationships with us at will and without notice. The non-competition and non-solicitation agreements that we have with many of our employee consultants offer us only limited protection and may not be enforceable in every jurisdiction.

Our failure to manage our expanding business successfully could adversely affect our revenue and results of operations

Any failure on our part to manage our expanding business successfully could harm our business. We have continued to open new offices in new geographic areas, including foreign locations, and to expand our employee base as a result of both internal growth and acquisitions. Operations in our foreign offices are subject to foreign currency fluctuations and cultural differences that could adversely affect utilization. Opening and managing new offices requires extensive management supervision and tends to increase our overall selling, general and administrative expenses. Expansion creates new and increased management, consulting, and training responsibilities for our employee consultants. Expansion also increases the demands on our internal systems, procedures, and controls, and on our managerial, administrative, financial, marketing and other resources. We depend heavily upon the managerial, operational, and administrative skills of our officers, particularly James C. Burrows, our President and Chief Executive Officer, to manage our expansion. New responsibilities and demands may adversely affect the overall quality of our work.

Our entry into new lines of business could adversely affect our results of operations

If we attempt to develop new practice areas or lines of business outside our core economic and business consulting services, those efforts could harm our results of operations. Our efforts in new practice areas or new lines of business involve inherent risks, including risks associated with inexperience and competition from mature participants in the markets we enter. Our inexperience may result in costly decisions that could harm our business. For example, NeuCo was not profitable in four of the last five fiscal years, which harmed our results of operations in those years. There are no assurances of NeuCo's performance in the future.

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

We enter into fixed-price engagements

We derive a significant portion of our revenues from fixed-price contracts. If we fail to estimate accurately the resources required for a fixed-price project or fail to satisfy our contractual obligations in a manner consistent with the project budget, we might generate a smaller profit or incur a loss on the project. We have occasionally had to commit unanticipated additional resources to complete projects, and we may have to take similar action in the future, which could adversely affect our revenues and results of operations.

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

Twenty-eight of our outside experts have entered non-competition agreements with us as of May 16, 2003. The limitation or termination of any of their relationships with us, or competition from any of them after these agreements expire, could harm our business.

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

Acquisitions may disrupt our operations or adversely affect our results

We regularly evaluate opportunities to acquire other businesses. The expenses we incur evaluating and pursuing acquisitions could have a material adverse effect on our results of operations. If we acquire a business, we may be unable to manage it profitably or successfully integrate its operations with our own. Moreover, we may be unable to achieve the financial, operational, and other benefits we anticipate from any acquisition. Competition for future acquisition opportunities in our markets could increase the price we pay for businesses we acquire and could reduce the number of potential acquisition targets. Further, acquisitions may involve a number of special risks, such as:

  •
  one-time charges related to any potential acquisition from which we may withdraw

  •
  diversion of our management's time, attention, and resources

  •
  decreased utilization during the integration process

  •
  loss of key acquired personnel

  •
  increased costs to improve or coordinate managerial, operational, financial, and administrative systems

  •
  dilutive issuances of equity securities

  •
  the assumption of legal liabilities

  •
  amortization of acquired intangible assets

  •
  potential write-offs related to the impairment of acquired goodwill

  •
  difficulties in integrating diverse corporate cultures

  •
  additional conflicts of interests

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

As a result of the acquisition of the CEV business, we conduct a significant portion of our business in the Middle East. In light of the recent military conflict in the region, we were not able to conduct business in that region without interruption, which has slowed the flow of new opportunities and proposals, and could ultimately adversely affect our revenues and results of operations.

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

Potential conflicts of interests may preclude us from accepting some engagements

We provide our services primarily in connection with significant or complex transactions, disputes, or other matters that are usually adversarial or that involve sensitive client information. Our engagement by a client may preclude us from accepting engagements with the client's competitors or adversaries because of conflicts between their interests or positions on disputed issues or other reasons. Accordingly, the number of both potential clients and potential engagements is limited. Moreover, in many industries in which we provide consulting services, particularly in the telecommunications industry, there has been a continuing trend toward business consolidations and strategic alliances. These consolidations and alliances reduce the number of potential clients for our services and increase the chances that we will be unable to continue some of our ongoing engagements or accept new engagements as a result of conflicts of interests. Any of these events could harm our business.

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

The price of our common stock may be volatile

Our stock price has been volatile. Over the period from May 10, 2002 to May 16, 2003, the trading price of our common stock ranged from $11.35 to $22.91. Many factors may cause the market price of our common stock to fluctuate significantly, including the following:

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

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

As of May 16, 2003, we were exposed to market risks, which primarily include changes in U.S. interest rates and foreign currency exchange rates.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

On April 18, 2003, we held our annual meeting of stockholders. Matters voted on and the results of those votes are set forth below:

  1.
  Our stockholders elected Ronald T. Maheu to serve as a Class II director for a three-year term. The votes cast to elect the Class II director were 5,868,069 for and 810,370 withheld.

  2.
  Our stockholders ratified the appointment of Ernst & Young LLP as our independent accountants. The votes cast to ratify the appointment of Ernst & Young LLP as our independent accountants were 5,790,538 for and 887,401 against. There were 500 abstentions on this proposal.

ITEM 5. Other Information

Certification Under Sarbanes-Oxley Act

Our Chief Executive Officer and Chief Financial Officer have furnished to the Securities and Exchange Commission the certification with respect to this quarterly report that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6. Exhibits and Reports on Form 8-K

(a)    Exhibits

Number	Description

10.1(1)	First Amendment to Stock Restriction Agreement dated as of March 27, 2003 among CRA and certain holders of pre-IPO stock

(1)
We incorporate the exhibit by reference to the similarly named document filed as an exhibit to our current report on Form 8-K filed May 13, 2003.

(b)    Reports on Form 8-K

On May 13, 2003, we filed a current report on Form 8-K, which reported an amendment to the stock restriction agreement we entered into with certain holders of our pre-IPO stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARLES RIVER ASSOCIATES INCORPORATED
Date: June 27, 2003	By:	/s/ JAMES C. BURROWS James C. Burrows President, Chief Executive Officer
Date: June 27, 2003	By:	/s/ J. PHILLIP COOPER J. Phillip Cooper Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

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

        4.     The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.     The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.     The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 27, 2003	By:	/s/ JAMES C. BURROWS President, Chief Executive Officer

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

        4.     The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.     The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.     The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 27, 2003	By:	/s/ J. PHILLIP COOPER J. Phillip Cooper Executive Vice President, Chief Financial Officer