Form 10-Q
period 2003-09-05
CHARLES RIVER ASSOCIATES INC
filed 2003-10-17
CIK 1053706

Use these links to rapidly review the document
Charles River Associates Incorporated

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 5, 2003
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

As of October 14, 2003 CRA had outstanding 10,221,836 shares of common stock.

Charles River Associates Incorporated

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Charles River Associates Incorporated

Consolidated Statements of Income (unaudited)

(In thousands, except per share data)

	Sixteen Weeks Ended		Forty Weeks Ended
	August 30, 2002	September 5, 2003	August 30, 2002	September 5, 2003
Revenues	$42,027	$49,410	$94,245	$124,440
Costs of services	25,598	30,029	57,541	76,988

Gross profit	16,429	19,381	36,704	47,452
Selling, general and administrative expenses	11,754	13,342	26,814	32,952

Income from operations	4,675	6,039	9,890	14,500
Interest and other income (expense), net	(61)	(85)	156	102

Income before provision for income taxes and minority interest	4,614	5,954	10,046	14,602
Provision for income taxes	(2,079)	(2,542)	(4,260)	(6,131)

Income before minority interest	2,535	3,412	5,786	8,471
Minority interest	52	(11)	368	(41)

Net income	$2,587	$3,401	$6,154	$8,430

Net income per share:
Basic	$0.29	$0.36	$0.68	$0.92

Diluted	$0.28	$0.34	$0.66	$0.88

Weighted average number of shares outstanding:
Basic	9,068	9,478	9,055	9,201

Diluted	9,303	10,010	9,302	9,561

See accompanying notes.

Charles River Associates Incorporated

Consolidated Balance Sheets

(In thousands, except share data)

	November 30, 2002	September 5, 2003
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,846	$57,313
Short-term investments	152	31
Accounts receivable, net of allowances of $1,417 in 2002 and $1,199 in 2003 for doubtful accounts	25,705	29,489
Unbilled services	16,201	16,368
Prepaid expenses	1,976	3,137
Deferred income taxes	1,926	1,910

Total current assets	64,806	108,248
Property and equipment, net	9,397	11,135
Goodwill	24,944	24,788
Intangible assets, net of accumulated amortization of $991 in 2002 and $1,281 in 2003	1,532	1,241
Long-term investments	5,348	5,137
Deferred income taxes, net of current portion	131	131
Other assets	3,011	2,376

Total assets	$109,169	$153,056

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$7,894	$8,515
Accrued expenses	17,306	25,818
Deferred revenue and other liabilities	910	1,912
Current portion of notes payable to former stockholders	304	295
Current portion of notes payable	683	—

Total current liabilities	27,097	36,540
Notes payable to former stockholders, net of current portion	413	110
Deferred rent	1,605	2,094
Minority interest	1,696	1,737
Commitments and contingencies
Stockholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 9,011,382 shares in 2002 and 10,206,237 in 2003 issued and outstanding	45,596	70,912
Receivable from stockholder	(4,500)	(4,500)
Deferred compensation	(11)	(56)
Retained earnings	37,217	45,647
Foreign currency translation	56	572

Total stockholders' equity	78,358	112,575

Total liabilities and stockholders' equity	$109,169	$153,056

See accompanying notes.

Charles River Associates Incorporated

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Forty Weeks Ended
	August 30, 2002	September 5, 2003
Operating activities:
Net income	$6,154	$8,430
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,128	2,828
Deferred rent	(401)	484
Deferred income taxes	(46)	25
Minority interest	(368)	41
Changes in operating assets and liabilities:
Accounts receivable	(194)	(3,356)
Unbilled services	2,163	8
Prepaid expenses and other assets	157	(508)
Accounts payable, accrued expenses, and other liabilities	(1,478)	10,392

Net cash provided by operating activities	8,115	18,344
Investing activities:
Purchase of property and equipment	(2,107)	(4,519)
Sale of investments, net	(166)	332
Acquisition of business, net of cash acquired	(10,345)	—

Net cash used in investing activities	(12,618)	(4,187)
Financing activities:
Payments on notes payable	(1,675)	(683)
Payments on notes payable to former stockholders	(320)	(312)
Issuance of common stock	127	—
Issuance of common stock, net of offering costs	—	15,077
Issuance of common stock upon exercise of stock options	548	10,314
Payment for repurchase of minority interest shares in subsidiary	—	(300)

Net cash provided by (used in) financing activities	(1,320)	24,096
Effect of foreign exchange rates on cash and cash equivalents	202	214

Net increase (decrease) in cash and cash equivalents	(5,621)	38,467
Cash and cash equivalents at beginning of period	21,880	18,846

Cash and cash equivalents at end of period	$16,259	$57,313

Non-cash financing activities:
Payable in exchange for treasury stock	$582	$—

Supplemental cash flow information:
Cash paid for income taxes	$4,611	$6,897

See accompanying notes.

Charles River Associates Incorporated

Notes to Consolidated Financial Statements

(Unaudited)

1.     Description of Business

Charles River Associates Incorporated ("CRA") is an economic, financial, and business consulting firm that applies advanced analytic techniques and in-depth industry knowledge to complex engagements for a broad range of clients. CRA offers two types of services: legal and regulatory consulting and business consulting. CRA operates in only one business segment, which is consulting services.

2.     Unaudited Interim Consolidated Financial Statements and Estimates

The consolidated statements of income for the sixteen and forty weeks ended August 30, 2002 and September 5, 2003, the consolidated balance sheet as of September 5, 2003, and the consolidated statements of cash flows for the forty weeks ended August 30, 2002 and September 5, 2003, are unaudited. The November 30, 2002 balance sheet is derived from CRA's audited financial statements included in its Annual Report on Form 10-K as of that date. In the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of CRA's consolidated financial position, results of operations, and cash flows.

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

3.     Principles of Consolidation

The consolidated financial statements include the accounts of CRA, its wholly owned subsidiaries, and NeuCo, Inc. (NeuCo), a corporation founded by CRA and an affiliate of Commonwealth Energy Systems in June 1997. As of February 21, 2003, CRA had a 49.7 percent interest in NeuCo which, combined with other considerations, represented control. In March 2003, NeuCo repurchased and cancelled shares from a minority interest stockholder, which increased CRA's interest in NeuCo to 59.7 percent. This transaction has been recorded as an adjustment of capital. As of September 5, 2003, CRA's interest in NeuCo is 59.3 percent. The portion of the results of operations of NeuCo allocable to its minority owners is shown as "minority interest" on CRA's statement of income, and that amount, along with the capital contributions to NeuCo of its minority owners, is shown as "minority interest" on CRA's balance sheet. All significant intercompany accounts have been eliminated.

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

	Sixteen Weeks Ended		Forty Weeks Ended
	August 30, 2002	September 5, 2003	August 30, 2002	September 5, 2003
Reimbursable expenses billed to clients	$6,166	$7,451	$13,035	$19,255

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

7.     Goodwill and Other Intangible Assets

Goodwill represents the cost in excess of fair market value of net assets of acquired businesses. In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), which revised the accounting for goodwill and other intangible assets. Specifically, goodwill and intangible assets with indefinite lives will no longer be subject to amortization, but are monitored annually for impairment, or more frequently if there are indicators of impairment. If CRA determines through the impairment review process that goodwill has been impaired, it would record the impairment charge in its statement of income. CRA elected early adoption of this accounting standard in fiscal 2002. There were no impairment losses related to goodwill due to the application of SFAS No. 142 in fiscal 2002, nor were there any indications of impairment in the forty weeks ended September 5, 2003.

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

10.   Stockholders' Equity

In August 2003, CRA completed a public offering of 513,862 shares of common stock in exchange for approximately $15.1 million of proceeds, which is net of offering costs. In addition, 660,293 and 680,993 options were exercised for $10.1 million and $10.3 million of proceeds during the sixteen and forty weeks ended September 5, 2003, respectively.

11.   Net Income per Share

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

	Sixteen Weeks Ended		Forty Weeks Ended
	August 30, 2002	September 5, 2003	August 30, 2002	September 5, 2003
Basic weighted average shares outstanding	9,068	9,478	9,055	9,201
Weighted average equivalent shares	235	532	247	360

Diluted weighted average shares outstanding	9,303	10,010	9,302	9,561

12.   Stock-Based Compensation

CRA has elected to follow Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock-based compensation plans rather than the alternative fair value accounting method provided for under SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). SFAS No. 123 requires that companies either recognize compensation expense for grants of stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income and net income per share in the notes to the financial statements. The following table presents the effect on net income and net income per share had compensation costs for the awards under the stock-based compensation plans been determined consistent with SFAS No. 123 (in thousands, except per share data):

	Sixteen Weeks Ended		Forty Weeks Ended
	August 30, 2002	September 5, 2003	August 30, 2002	September 5, 2003
Net income—as reported	$2,587	$3,401	$6,154	$8,430
Less stock-based compensation expense determined under fair value method for all stock options, net of related income tax benefit	$(631)	$(578)	$(1,300)	$(1,551)

Net income—pro forma	$1,956	$2,823	$4,854	$6,879

Basic net income per share—as reported	$0.29	$0.36	$0.68	$0.92

Basic net income per share—pro forma	$0.22	$0.30	$0.54	$0.75

Diluted net income per share—as reported	$0.28	$0.34	$0.66	$0.88

Diluted net income per share—pro forma	$0.21	$0.28	$0.52	$0.72

13.   Comprehensive Income

Comprehensive income represents net income reported by CRA in the accompanying consolidated statements of income adjusted for changes in CRA's foreign currency translation account. A reconciliation is as follows (in thousands):

	Forty Weeks Ended
	August 30, 2002	September 5, 2003
Net income	$6,154	$8,430
Change in foreign currency translation	202	516

Comprehensive income	$6,356	$8,946

14.   Foreign Currency Translation

In accordance with SFAS No. 52, "Foreign Currency Translation," balance sheet accounts of CRA's foreign subsidiaries are translated into United States dollars at period-end exchange rates. Operating accounts are translated at average exchange rates for each reporting period. The net gain or loss resulting from the changes in exchange rates during the forty weeks ended August 30, 2002 and September 5, 2003 have been reported in comprehensive income. Transaction gains and losses are recorded in interest and other income, net, in the consolidated statements of income.

15.   Business Acquisition

On May 10, 2002, CRA completed the acquisitions of certain assets of the North American and U.K. operations of the Chemicals and Energy Vertical practice ("CEV") of the then Arthur D. Little corporation ("ADL") for $10.5 million in cash. (Arthur D. Little, Inc. is now known as Dehon, Inc.(1)) The acquisitions have been accounted for under the purchase method of accounting. The effective date of the acquisition of the North American business was April 29, 2002, and the effective date of the acquisition of the U.K. business was May 10, 2002. The results of operations related to the acquisitions have been included in the accompanying statements of income from the respective effective dates. The pro forma results of operations had these acquisitions occurred at the beginning of fiscal 2002 would not be materially different from the results in the accompanying statements of income. Management believes that the CEV acquisitions enhanced CRA's position in consulting to the chemicals and petroleum industries. CRA acquired 75 employee consultants, accounts receivable and the ongoing client projects being handled by the acquired employee consultants. Of the $10.5 million purchase price, $0.9 million was recorded as intangibles, consisting primarily of customer relationships, $2.7 million was recorded primarily as accounts receivable, and the remaining $6.9 million was recorded as goodwill, all of which is expected to be deducted for tax purposes. The portion of the purchase price attributable to goodwill primarily related to the extensive industry experience of the acquired employee consultants.

(1)
The "Arthur D. Little" and "ADL" trademarks were purchased by a third party.

16.   Accounting Pronouncement

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN No. 46). FIN No. 46 is an interpretation of ARB No. 51 and addresses consolidation by business enterprises of variable interest entities, or VIEs. This interpretation is based on the theory that an enterprise controlling another entity through interests other than voting interests should consolidate the controlled entity. Business enterprises are required under the provisions of this interpretation to identify VIEs, based on specified characteristics, and then determine whether they should be consolidated. An enterprise that holds a majority of the variable interests is considered the primary beneficiary and is the enterprise that should consolidate the VIE. The primary beneficiary of a VIE is also required to include various disclosures in its interim and annual financial statements. Additionally, an enterprise that holds a significant variable interest in a VIE, but that is not the primary beneficiary, is also required to make certain disclosures. This interpretation is effective for all enterprises with a variable interest in VIEs created after January 31, 2003. A public entity with variable interests in a VIE created before February 1, 2003 is required to apply the provisions of this interpretation to that entity by the end of the first interim or annual reporting period beginning after June 15, 2003. We do not believe that the adoption of this interpretation will have a material impact on our consolidated financial statements.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Except for historical facts, the statements in this quarterly report are forward-looking statements. Forward-looking statements are merely our current predictions of future events. These statements are inherently uncertain, and actual events could differ materially from our predictions. Important factors that could cause actual events to vary from our predictions include those discussed below under the heading "—Factors Affecting Future Performance." We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described in this quarterly report and in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosure of contingent assets and liabilities. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

A summary of the accounting policies that we believe are most critical to understanding and evaluating our financial results is set forth below. This summary should be read in conjunction with our consolidated financial statements and the related notes included in Item 1 of this quarterly report, as well as in our most recently filed annual report on Form 10-K.

Revenue Recognition and Allowance for Doubtful Accounts.    We derive substantially all of our revenues from the performance of professional services. The contracts that we enter into and operate under specify whether the engagement will be billed on a time-and-materials or fixed-price basis. Typically, these engagements are of a short, predetermined time frame and generally last three to six months, although some of our engagements can be much longer in duration. Each contract must be approved by one of our vice presidents.

We recognize substantially all of our revenues under written service contracts with our clients. Revenues from time-and-materials service contracts are recognized as the services are provided based upon hours worked and contractually agreed-upon hourly rates, as well as a computer services fee based upon hours worked. Revenues from fixed-price engagements are recognized on a proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. Project costs are based on the direct salary and associated fringe benefits of the consultants on the engagement plus all direct expenses incurred to complete the engagement that are not reimbursed by the client. The proportional performance method is used since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and terms set forth in the contract, and are indicative of the level of benefit provided to our clients. Contracts generally include a termination provision that reduces the agreement to a time-and-materials contract in the event of termination of the contract. There are no costs that are deferred and amortized over the contract term. Our financial management maintains contact with project managers to discuss the status of the projects and, for fixed-price engagements, financial management is updated on the budgeted costs and resources required to complete the project. These budgets are then used to calculate revenue recognition and to estimate the anticipated income or loss on the project. In the past, we have occasionally been required to commit unanticipated additional resources to complete projects, which have resulted in lower than anticipated income or losses on those contracts. We may experience similar situations in the future. Provisions for estimated losses on contracts are made during the period in which such losses become probable and can be reasonably estimated. To date, such losses have not been significant.

Revenues also include expenses billed to clients, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. These reimbursable expenses included in revenues are as follows (in thousands):

	Sixteen Weeks Ended		Forty Weeks Ended
	August 30, 2002	September 5, 2003	August 30, 2002	September 5, 2003
Reimbursable expenses billed to clients	$6,166	$7,451	$13,035	$19,255

We recognize revenues for services only in those situations where collection from the client is reasonably assured. Our normal payment terms are 30 days from invoice date. For the forty weeks ended August 30, 2002 and September 5, 2003, our average days sales outstanding for billed and unbilled accounts receivable were 101 days and 100 days, respectively. Our project managers and finance personnel monitor payments from our clients and assess any collection issues. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. We base our estimates on our historical collection experience, current trends, credit policy, and relationship of our accounts receivable and revenues. In determining these estimates, we examine historical write-offs of our receivables and review client accounts to identify any specific customer collection issues. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Our failure to estimate accurately the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition, and results of operations. As of November 30, 2002 and September 5, 2003, $1.4 million and $1.2 million, respectively, were provided for doubtful accounts.

Goodwill and Other Intangible Assets.    We account for our acquisitions of consolidated companies under the purchase method of accounting pursuant to SFAS No. 141, "Business Combinations." Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives. Intangible assets consist principally of non-competition agreements and customer relationships and are generally amortized over five to ten years. Goodwill represents the excess of cost over net assets, including all identifiable intangible assets, of acquired businesses that are consolidated.

In accordance with SFAS No. 142, which we adopted in fiscal 2002, we ceased amortizing goodwill arising from acquisitions. In lieu of amortization, we perform an impairment review of our goodwill annually, or more frequently if there are indicators of impairment. There were no impairment losses related to goodwill due to the application of SFAS No. 142 in fiscal 2002, nor were there any indications of impairment in the forty weeks ended September 5, 2003. If we determine through the impairment review process that goodwill has been impaired, we would record the impairment charge in our statement of income. The net amount of goodwill was approximately $24.8 million as of September 5, 2003.

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

  •
  a significant negative industry or economic trend; and

  •
  our market capitalization relative to net book value.

As part of this assessment, we review the expected future undiscounted cash flows to be generated by the assets. When we determine that the carrying value of intangible assets may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. The net amount of intangible assets was approximately $1.2 million as of September 5, 2003.

Accounting for Income Taxes.    We record income taxes using the liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. Our financial statements contain certain deferred tax assets as well as other temporary differences between book and tax accounting. SFAS No. 109, "Accounting for Income Taxes," requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The decision to record a valuation allowance requires varying degrees of judgment based upon the nature of the item giving rise to the deferred tax asset. As a result of operating losses incurred in certain of our foreign subsidiaries, anticipated additional operating losses in the future, and uncertainty as to the extent and timing of profitability in future periods, we recorded a full valuation allowance in certain of these foreign subsidiaries during the year ended November 30, 2002. Had we not recorded this allowance, we would have reported a lower effective tax rate than that recognized in our statements of income in fiscal 2002. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination was made. During the forty weeks ended September 5, 2003, the valuation allowance was reduced slightly due to the anticipated use of net operating losses in certain of these foreign subsidiaries during fiscal 2003. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is at least reasonably possible that changes in these estimates in the near term could materially affect our financial condition and results of operations. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state, or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction, and as a result of acquisitions.

Results of Operations—Sixteen weeks Ended August 30, 2002 Compared to Sixteen weeks Ended September 5, 2003

Revenues.    Revenues increased $7.4 million, or 17.6%, from $42.0 million for the third quarter of fiscal 2002 to $49.4 million for the third quarter of fiscal 2003. The increase in revenues was due primarily to an increase in utilization, increased billing rates for our employee consultants, an increase in expenses billed to clients, and an increase in the average number of employee consultants. Revenues derived from fixed-price engagements decreased from 17.9% of total revenues for the third quarter of fiscal 2002 to 13.7% for the third quarter of fiscal 2003. The total number of employee consultants increased from 347 at the end of the third quarter of fiscal 2002 to 348 at the end of the third quarter of fiscal 2003. Utilization was 71% for the third quarter of fiscal 2002 as compared with 72% for the third quarter of fiscal 2003. We experienced revenue increases during the third quarter of fiscal 2003 primarily in our competition, energy and environment, materials and manufacturing, and finance practice areas. These increases were partially offset by a revenue decrease in our chemicals and petroleum practice area.

Costs of Services.    Costs of services increased by $4.4 million, or 17.3%, from $25.6 million in the third quarter of fiscal 2002 to $30.0 million in the third quarter of fiscal 2003. The increase was due primarily to an overall increase in compensation expense for our employee consultants and an increase in reimbursable expenses billed to clients. As a percentage of revenues, costs of services decreased slightly from 60.9% in the third quarter of fiscal 2002 to 60.8% in the third quarter of fiscal 2003. The decrease in costs of services as a percentage of revenues was primarily due to a corresponding percentage decrease in compensation expense for our employee consultants.

Selling, General, and Administrative.    Selling, general, and administrative expenses increased by $1.6 million, or 13.5%, from $11.8 million in the third quarter of fiscal 2002 to $13.3 million in the third quarter of fiscal 2003. As a percentage of revenues, selling, general, and administrative expenses decreased from 28.0% in the third quarter of fiscal 2002 to 27.0% in the third quarter of fiscal 2003. The primary contributors to the decrease as a percentage of revenues were decreases in travel expenses and an overall increase in revenue at a greater rate than selling, general, and administrative expenses, which includes rent and other costs that are fixed in nature. These decreases were partially offset by an increase in overall compensation for administrative staff and a revenue-related increase in commission payments to outside experts.

Interest and Other Income (Expense), Net.    Net interest and other expense increased by $24,000, or 39.3%, from $61,000 in the third quarter of fiscal 2002 to $85,000 in the third quarter of fiscal 2003. This increase resulted primarily from foreign exchange losses. Interest income did not change, although the overall increase in cash and investment balances was offset by the overall decline in short-term interest rates.

Provision for Income Taxes.    The provision for income taxes increased by $0.5 million, from $2.1 million in the third quarter of fiscal 2002 to $2.5 million in the third quarter of fiscal 2003. Our effective income tax rate decreased from 45.0% in the third quarter of fiscal 2002 to 42.7% in the third quarter of fiscal 2003. The higher rate in the third quarter of fiscal 2002 was due primarily to NeuCo net losses, for which NeuCo could not receive a current state tax benefit due to statutory restrictions.

Minority Interest.    Minority interest in the results of operations of NeuCo changed from a loss of $52,000 in the third quarter of fiscal 2002 to a profit of $11,000 in the third quarter of fiscal 2003 due to an increase in profits in NeuCo.

Results of Operations—Forty weeks Ended August 30, 2002 Compared to Forty weeks Ended September 5, 2003

Revenues.    Revenues increased $30.2 million, or 32.0%, from $94.2 million for the forty weeks ended August 30, 2002 to $124.4 million for the forty weeks ended September 5, 2003. The increase in revenues was due primarily to an increase in the average number of employee consultants, particularly as a result of the acquisition of the CEV business, an increase in utilization, increased billing rates for our employee consultants, and an increase in expenses billed to clients. Revenues derived from fixed-price engagements increased from 10.9% of total revenues for the forty weeks ended August 30, 2002 to 19.2% for the forty weeks ended September 5, 2003. This increase is primarily due to the acquisition of CEV, which traditionally entered into fixed-price engagements. The total number of employee consultants increased from 347 at August 30, 2002 to 348 at September 5, 2003. Utilization was 70% for the forty weeks ended August 30, 2002 as compared with 72% for the forty weeks ended September 5, 2003. We experienced revenue increases in the forty weeks ended September 5, 2003 primarily in our chemicals and petroleum, materials and manufacturing, energy and environment, competition, and finance practice areas. These increases were partially offset by a revenue decrease in our transportation practice area.

Costs of Services.    Costs of services increased by $19.4 million, or 33.8%, from $57.5 million in the forty weeks ended August 30, 2002 to $77.0 million in the forty weeks ended September 5, 2003. The increase was due primarily to an increase in the average number of employee consultants, an overall increase in compensation expense for our employee consultants, and an increase in reimbursable expenses billed to clients. As a percentage of revenues, costs of services increased from 61.1% in the forty weeks ended August 30, 2002 to 61.9% in the forty weeks ended September 5, 2003. The increase as a percentage of revenues was due primarily to an increase in reimbursable expenses, such as out-of-pocket expenses and third-party fees billed to clients.

Selling, General, and Administrative.    Selling, general, and administrative expenses increased by $6.1 million, or 22.9%, from $26.8 million in the forty weeks ended August 30, 2002 to $33.0 million in the forty weeks ended September 5, 2003. As a percentage of revenues, selling, general, and administrative expenses decreased from 28.5% in the forty weeks ended August 30, 2002 to 26.5% in the forty weeks ended September 5, 2003. The primary contributors to the decrease as a percentage of revenues were decreases in legal and other professional fees, travel expenses, and an overall increase in revenue at a greater rate than selling, general, and administrative expenses, which include compensation for administrative staff, as well as rent and other costs that are fixed in nature. These decreases were partially offset by an increase in rent and related expenses in the forty weeks ended September 5, 2003 for estimated losses on subleases in our D.C. and downtown Los Angeles offices and a revenue-related increase in commission payments to outside experts.

Interest and Other Income (Expense), Net.    Net interest and other income decreased by $54,000, or 34.6%, from $156,000 in the forty weeks ended August 30, 2002 to $102,000 in the forty weeks ended September 5, 2003. This decrease resulted primarily from foreign exchange losses. Interest income decreased slightly due to the overall decline in short-term interest rates.

Provision for Income Taxes.    The provision for income taxes increased by $1.9 million, from $4.3 million in the forty weeks ended August 30, 2002 to $6.1 million in the forty weeks ended September 5, 2003. Our effective income tax rate decreased from 42.4% in the forty weeks ended August 30, 2002 to 42.0% in the forty weeks ended September 5, 2003. The higher rate in the forty weeks ended August 30, 2002 was due primarily to NeuCo net losses, for which NeuCo could not receive a current state tax benefit due to statutory restrictions.

Minority Interest.    Minority interest in the results of operations of NeuCo changed from a loss of $368,000 in the forty weeks ended August 30, 2002 to a profit of $41,000 in the forty weeks ended September 5, 2003 due to an increase in profits in NeuCo.

Liquidity and Capital Resources

As of September 5, 2003, we had cash and cash equivalents of $57.3 million, short-term and long-term investments of $5.2 million, and working capital of $71.7 million. Net cash provided by operating activities for the forty weeks ended September 5, 2003 was $18.3 million. Cash generated from operating activities resulted primarily from net income of $8.4 million and an increase in accounts payable, accrued expenses, and other liabilities of $10.4 million, offset in part by an increase in accounts receivable of $3.4 million.

Net cash used in investing activities for the forty weeks ended September 5, 2003 was $4.2 million, consisting of $4.5 million used to purchase property and equipment, offset by net sales of investments of $0.3 million.

Net cash provided by financing activities for the forty weeks ended September 5, 2003 was $24.1 million, consisting principally of $15.1 million raised from the public offering completed in August 2003 and $10.3 million from the exercise of stock options, partially offset by payments on notes payable in connection with the acquisition of a line of business from PA Consulting Group, Inc. in July 2001 and a payment made in March 2003 by NeuCo to repurchase and cancel shares from a minority interest stockholder.

In connection with our acquisition of the consulting business of Dr. Rausser, we loaned Dr. Rausser $4.5 million, which he used to purchase shares of our common stock. The loan is scheduled to be repaid in 2004 and is collateralized by shares of the Company. If the acquired business meets specified performance targets, we will owe Dr. Rausser additional consideration, payable in the first quarter of fiscal 2004.

We currently have available a $2.0 million revolving line of credit with our bank, which is secured by our accounts receivable. This line of credit automatically renews each year on June 30 unless terminated earlier by either our bank or us. No borrowings were outstanding under this line of credit as of September 5, 2003.

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

Factors Affecting Future Performance

We depend upon only a few key employees to generate revenue

Our business consists primarily of the delivery of professional services, and accordingly, our success depends heavily on the efforts, abilities, business generation capabilities, and project execution capabilities of our employee consultants. In particular, our employee consultants' personal relationships with our clients are a critical element in obtaining and maintaining client engagements. If we lose the services of any employee consultant or if our employee consultants fail to generate business or otherwise fail to perform effectively, that loss or failure could adversely affect our revenues and results of operations. We do not have any employment agreements with our employee consultants, and they can terminate their relationships with us at will and without notice. The non-competition and non-solicitation agreements that we have with some of our employee consultants offer us only limited protection and may not be enforceable in every jurisdiction.

Our failure to manage growth successfully could adversely affect our revenues and results of operations

Any failure on our part to manage growth successfully could adversely affect our revenues and results of operations. Over the last several years, we have continued to open offices in new geographic areas, including foreign locations, and to expand our employee base as a result of internal growth and acquisitions. We expect that this trend will continue over the long term. Opening and managing new offices often requires extensive management supervision and increases our overall selling, general, and administrative expenses. Expansion creates new and increased management, consulting, and training responsibilities for our employee consultants. Expansion also increases the demands on our internal systems, procedures, and controls, and on our managerial, administrative, financial, marketing, and other resources. We depend heavily upon the managerial, operational, and administrative skills of our officers, particularly James C. Burrows, our President and Chief Executive Officer, to manage our expansion. New responsibilities and demands may adversely affect the overall quality of our work.

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

Clients can terminate engagements with us at any time

Many of our engagements depend upon disputes, proceedings, or transactions that involve our clients. Our clients may decide at any time to seek to resolve the dispute or proceeding, or abandon the transaction. Our engagements can therefore terminate suddenly and without advance notice to us. If an engagement is terminated unexpectedly, our employee consultants working on the engagement could be underutilized until we assign them to other projects. In addition, because much of our work is project-based rather than recurring in nature, our consultants' utilization depends on our ability to secure additional engagements on a continual basis. Accordingly, the termination or significant reduction in the scope of a single large engagement could reduce our utilization and have an immediate adverse impact on our revenues and results of operations.

We depend on our antitrust and mergers and acquisitions consulting business

We derive a substantial portion of our revenues from engagements in our antitrust and mergers and acquisitions practice areas. Any substantial reduction in the number or size of our engagements in these practice areas could adversely affect our revenues and results of operations. We derived the great majority of these revenues from engagements relating to enforcement of United States antitrust laws. Changes in federal antitrust laws, changes in judicial interpretations of these laws, or less vigorous enforcement of these laws as a result of changes in political appointments or priorities or for other reasons could substantially reduce our revenues from engagements in this area. In addition, adverse changes in general economic conditions, particularly conditions influencing the merger and acquisition activity of larger companies, could adversely affect engagements in which we assist clients in proceedings before the U.S. Department of Justice and the U.S. Federal Trade Commission. The recent economic slowdown may continue to have an adverse effect on mergers and acquisitions activity, which has reduced the number and scope of our engagements in this practice area in recent periods. Any continuation or worsening of the downturn could cause this trend to intensify, which would adversely affect our revenues and results of operations.

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

We enter into fixed-price engagements

We derive a significant portion of our revenues from fixed-price contracts. These contracts are more common in our business consulting practice, and would likely grow in number with any expansion of that practice. If we fail to estimate accurately the resources required for a fixed-price project or fail to satisfy our contractual obligations in a manner consistent with the project budget, we might generate a smaller profit or incur a loss on the project. On occasion, we have had to commit unanticipated additional resources to complete projects, and we may have to take similar action in the future, which could adversely affect our revenues and results of operations.

Our business could suffer if we are unable to hire additional qualified consultants as employees

Our business continually requires us to hire highly qualified, highly educated consultants as employees. Our failure to recruit and retain a significant number of qualified employee consultants could limit our ability to accept or complete engagements and adversely affect our revenues and results of operations. Relatively few potential employees meet our hiring criteria, and we face significant competition for these employees from our direct competitors, academic institutions, government agencies, research firms, investment banking firms, and other enterprises. Many of these competing employers are able to offer potential employees significantly greater compensation and benefits or more attractive lifestyle choices, career paths, or geographic locations than we can. Competition for these employee consultants has increased our labor costs, and a continuation of this trend could have a material adverse effect on our margins and results of operations.

We depend on our outside experts

We depend on our relationships with our exclusive outside experts. In fiscal 2001 and fiscal 2002, six of our exclusive outside experts generated engagements that accounted for approximately 28% and 21% of our revenues in those years, respectively. We believe that these outside experts are highly regarded in their fields and that each offers a combination of knowledge, experience, and expertise that would be very difficult to replace. We also believe that we have been able to secure some engagements and attract consultants in part because we could offer the services of these outside experts. Most of these outside experts can limit their relationships with us at any time for any reason. These reasons could include affiliations with universities with policies that prohibit accepting specified engagements, the pursuit of other interests, and retirement.

As of September 5, 2003, we had non-competition agreements with 29 of our outside experts. The limitation or termination of any of their relationships with us, or competition from any of them after these agreements expire, could harm our reputation, reduce our business opportunities and adversely affect our revenues and results of operations.

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

Acquisitions may disrupt our operations or adversely affect our results

We regularly evaluate opportunities to acquire other businesses. The expenses we incur evaluating and pursuing acquisitions could have a material adverse effect on our results of operations. If we acquire a business, we may be unable to manage it profitably or successfully integrate its operations with our own. Moreover, we may be unable to realize the financial, operational, and other benefits we anticipate from any acquisition. Competition for future acquisition opportunities in our markets could increase the price we pay for businesses we acquire and could reduce the number of potential acquisition targets. Further, acquisitions may involve a number of special financial and business risks, such as:

  •
  charges related to any potential acquisition from which we may withdraw;

  •
  diversion of our management's time, attention, and resources;

  •
  decreased utilization during the integration process;

  •
  loss of key acquired personnel;

  •
  increased costs to improve or coordinate managerial, operational, financial, and administrative systems;

  •
  dilutive issuances of equity securities;

  •
  the assumption of legal liabilities;

  •
  amortization of acquired intangible assets;

  •
  potential write-offs related to the impairment of goodwill;

  •
  difficulties in integrating diverse corporate cultures; and

  •
  additional conflicts of interests.

Our international operations create special risks

We may continue our international expansion, and our international revenues may account for an increasing portion of our revenues in the future. Our international operations carry special financial and business risks, including:

  •
  greater difficulties in managing and staffing foreign operations;

  •
  cultural differences that adversely affect utilization;

  •
  currency fluctuations that adversely affect our financial position and operating results;

  •
  unexpected changes in trading policies, regulatory requirements, tariffs, and other barriers;

  •
  greater difficulties in collecting accounts receivable;

  •
  longer sales cycles;

  •
  restrictions on the repatriation of earnings;

  •
  potentially adverse tax consequences, such as trapped foreign losses;

  •
  less stable political and economic environments; and

  •
  civil disturbances or other catastrophic events that reduce business activity.

Particularly as a result of the acquisition of the CEV business, we conduct a portion of our business in the Middle East. The recent military conflict in the region has significantly interrupted our business operations in that region and has slowed the flow of new opportunities and proposals, which ultimately could adversely affect our revenues and results of operations.

If our international revenues increase relative to our total revenues, these factors could have a more pronounced effect on our operating results.

Fluctuations in our quarterly revenues and results of operations could depress the market price of our common stock

We may experience significant fluctuations in our revenues and results of operations from one quarter to the next. If our revenues or net income in a quarter fall below the expectations of securities analysts or investors, the market price of our common stock could fall significantly. Our results of operations in any quarter can fluctuate for many reasons, including:

  •
  the number of weeks in our fiscal quarter;

  •
  the number, scope, and timing of ongoing client engagements;

  •
  the extent to which we can reassign employee consultants efficiently from one engagement to the next;

  •
  employee hiring;

  •
  the extent of fees discounting or cost overruns;

  •
  fluctuations in revenues and results of operations of our software subsidiary, NeuCo;

  •
  severe weather conditions and other factors affecting employee productivity; and

  •
  collectibility of receivables.

Because we generate the majority of our revenues from consulting services that we provide on an hourly fee basis, our revenues in any period are directly related to the number of our employee consultants, their billing rates, and the number of billable hours they work in that period. We have a limited ability to increase any of these factors in the short term. Accordingly, if we underutilize our consultants during one part of a fiscal period, we may be unable to compensate by augmenting revenues during another part of that period. In addition, we are occasionally unable to utilize fully any additional consultants that we hire, particularly in the quarter in which we hire them. Moreover, a significant majority of our operating expenses, primarily office rent and salaries, are fixed in the short term. As a result, if our revenues fail to meet our projections in any quarter, that could have a disproportionate adverse effect on our net income. For these reasons, we believe our historical results of operations are not necessarily indicative of our future performance.

Potential conflicts of interests may preclude us from accepting some engagements

We provide our services primarily in connection with significant or complex transactions, disputes, or other matters that are usually adversarial or that involve sensitive client information. Our engagement by a client may preclude us from accepting engagements with the client's competitors or adversaries because of conflicts between their business interests or positions on disputed issues or other reasons. Accordingly, the nature of our business limits the number of both potential clients and potential engagements. Moreover, in many industries in which we provide consulting services, particularly in the telecommunications industry, there has been a continuing trend toward business consolidations and strategic alliances. These consolidations and alliances reduce the number of potential clients for our services and increase the chances that we will be unable to continue some of our ongoing engagements or accept new engagements as a result of conflicts of interests.

Maintaining our professional reputation is crucial to our future success

Our ability to secure new engagements and hire qualified consultants as employees depends heavily on our overall reputation as well as the individual reputations of our employee consultants and principal outside experts. Because we obtain a majority of our new engagements from existing clients or from referrals by those clients, any client that is dissatisfied with our performance on a single matter could seriously impair our ability to secure new engagements. Given the frequently high-profile nature of the matters on which we work, any factor that diminishes our reputation or the reputations of any of our employee consultants or outside experts could make it substantially more difficult for us to compete successfully for both new engagements and qualified consultants.

Intense competition from other economic and business consulting firms could hurt our business

The market for economic and business consulting services is intensely competitive, highly fragmented, and subject to rapid change. We may be unable to compete successfully with our existing competitors or with any new competitors. In general, there are few barriers to entry into our markets, and we expect to face additional competition from new entrants into the economic and business consulting industries. In the legal and regulatory consulting market, we compete primarily with other economic and financial consulting firms and individual academics. In the business consulting market, we compete primarily with other business and management consulting firms, specialized or industry-specific consulting firms, the consulting practices of large accounting firms, and the internal professional resources of existing and potential clients. Many of our competitors have national or international reputations as well as significantly greater personnel, financial, managerial, technical, and marketing resources than we do, which could enhance their ability to respond more quickly to technological changes, finance acquisitions, and fund internal growth. Some of our competitors also have a significantly broader geographic presence than we do.

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

The price of our common stock may be volatile

Our stock price has been volatile. Over the period from August 31, 2002 to September 5, 2003, the trading price of our common stock ranged from $11.35 to $35.55. Many factors may cause the market price of our common stock to fluctuate significantly, including the following:

  •
  variations in our quarterly results of operations;

  •
  the hiring or departure of key personnel or outside experts;

  •
  changes in our professional reputation;

  •
  the introduction of new services by us or our competitors;

  •
  acquisitions or strategic alliances involving us or our competitors;

  •
  changes in accounting principles;

  •
  changes in the legal and regulatory environment affecting clients;

  •
  changes in estimates of our performance or recommendations by securities analysts;

  •
  future sales of shares of common stock in the public market; and

  •
  market conditions in the industry and the economy as a whole.

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

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

As of September 5, 2003, we were exposed to market risks, which primarily include changes in U.S. interest rates and foreign currency exchange rates.

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

We are subject to risk from changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency. We do not currently enter into foreign exchange agreements to hedge our exposure, but we may do so in the future.

ITEM 4. Controls and Procedures

Our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC's rules and forms. Based upon that evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were reasonably effective.

During the sixteen week period ended September 5, 2003, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to affect, materially our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

We are not a party to any legal proceedings the outcome of which, in the opinion of our management, would have a material adverse effect on our business, financial condition, or results of operations.

ITEM 6. Exhibits and Reports on Form 8-K

(a)    Exhibits

Item No.	Description
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1	Section 1350 certification

(b)    Reports on Form 8-K

On June 12, 2003, we filed a current report on Form 8-K, which reported our financial results for our fiscal quarter ended May 16, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARLES RIVER ASSOCIATES INCORPORATED
Date: October 17, 2003	By:	/s/ JAMES C. BURROWS James C. Burrows President, Chief Executive Officer
Date: October 17, 2003	By:	/s/ J. PHILLIP COOPER J. Phillip Cooper Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)