Form 10-K
period 2003-11-29
CHARLES RIVER ASSOCIATES INC
filed 2004-02-25
CIK 1053706

Use these links to rapidly review the document
TABLE OF CONTENTS
TABLE OF CONTENTS 2

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 29, 2003

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2). Yes ☒    No ☐

        The aggregate market value of the stock held by non-affiliates of the registrant as of May 16, 2003, the last business day of the registrant's most recently completed second fiscal quarter, (based on the closing sale price of $20.26 as quoted on the Nasdaq National Market as of that date) was approximately $149.0 million. Outstanding shares of common stock beneficially owned by executive officers and directors of the registrant and certain related entities have been excluded from this computation because these persons may be deemed to be affiliates. The fact that these persons have been deemed affiliates for purposes of this computation should not be considered a conclusive determination for any other purpose.

        As of February 23, 2004, CRA had outstanding 10,195,475 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

        The information required for Part III of this annual report is incorporated by reference from the registrant's definitive proxy statement for its 2004 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended November 29, 2003.

CHARLES RIVER ASSOCIATES INCORPORATED

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED NOVEMBER 29, 2003

PART I

Item 1—Business

Forward-Looking Statements

        Except for historical facts, the statements in this annual report are forward-looking statements. Forward-looking statements are merely our current predictions of future events. These statements are inherently uncertain, and actual events could differ materially from our predictions. Important factors that could cause actual events to vary from our predictions include those discussed in this annual report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Future Performance." We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described in this annual report and in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

Additional Available Information

        Our principal internet address is www.crai.com. Our website provides a link to a third-party website through which our annual, quarterly and current reports, amendments to those reports, are available free of charge. We believe these reports are made available as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. We do not maintain or provide any information directly to the third-party website, and we do not check its accuracy.

        Our website also includes information about our corporate governance practices. The Investor Relations page of our website provides a link to a web page where you can obtain a copy of our code of ethics applicable to our principal executive officer, principal financial officer, and principal accounting officer.

Introduction

        We are a leading economic and business consulting firm that applies advanced analytic techniques and in-depth industry knowledge to complex engagements for a broad range of clients. Founded in 1965, we work with businesses, law firms, accounting firms, and governments in providing original, authoritative advice and a wide range of services around the world. We combine economic and financial analysis with expertise in litigation and regulatory support, business strategy and planning, market and demand forecasting, policy analysis, and engineering and technology strategy. We are often retained in high-stakes matters, such as multibillion-dollar mergers and acquisitions, new product introductions, major strategy and capital investment decisions, and complex litigation, the outcomes of which often have significant implications or consequences for the parties involved. Matters such as these often require independent analysis, and as a result companies must outsource this work to outside experts. Companies turn to us because we can provide large teams of highly credentialed and experienced economic and finance experts to address complex, high-stakes matters.

        We offer consulting services in two broad areas: legal and regulatory consulting, which represents approximately two-thirds of our services revenues, and business consulting, which represents approximately one-third of our services revenues. We provide our services primarily through our highly credentialed and experienced staff of employee consultants. As of November 29, 2003, we employed 344 consultants, including 97 employee consultants with doctorates and 103 employee consultants with other advanced degrees. Our employee consultants have backgrounds in a wide range of disciplines, including economics, business, corporate finance, materials sciences, and engineering. We are extremely selective in our hiring of consultants, recruiting from leading universities, industry, and government. Many of our employee consultants are nationally or internationally recognized as experts in their respective fields and have published scholarly articles, lectured extensively, and have been quoted in the press. To enhance the expertise we provide to our clients, we maintain close working relationships with a select group of renowned academic and industry experts, or outside experts.

        Our business is diversified across multiple dimensions, including service offerings, vertical industry coverage, areas of functional expertise, client base, and geography. Through 16 offices located around the world, we provide multiple services across ten areas of functional expertise to hundreds of clients across 12 vertical industries. We believe this diversification reduces our dependence on any particular market, industry, or geographic area.

        In our legal and regulatory consulting practice, we work with law firms and businesses involved in litigation and regulatory proceedings, providing expert advice on highly technical issues, such as the competitive effects of mergers and acquisitions, antitrust issues, calculations of damages, measurement of market share and market concentration, liability analysis in securities fraud cases, and the impact of increased regulation. This business is driven primarily by regulatory changes and high-stakes legal proceedings, which typically occur without regard to the business cycle.

        In our business consulting practice, we use our expertise in economics, finance, and business analysis to offer our clients such services as strategy development, performance improvement, corporate portfolio analysis, estimation of market demand, new product pricing strategies, valuation of intellectual property and other assets, assessment of competitors' actions, and analysis of new sources of supply.

        Our analytical expertise in advanced economic and financial methods is complemented by our in-depth expertise in specific industries, including aerospace and defense, chemicals and petroleum, electric power and other energy industries, financial services, healthcare, materials and manufacturing, media, oil and gas, pharmaceuticals, sports, telecommunications, and transportation.

        We have completed thousands of engagements for clients around the world, including domestic and foreign companies; federal, state, and local government agencies; governments of foreign countries; public and private utilities; and national and international trade associations. Our clients come from a broad range of industries, with our top ten clients in fiscal 2003 accounting for approximately 28% of our revenues and no single client accounting for more than 5% of our revenues. We also work with many of the world's leading law firms. We experience a high level of repeat business; in fiscal 2003, approximately 84% of our revenues resulted from either ongoing engagements or new engagements for existing clients.

        We deliver our services through a global network of 16 coordinated offices located domestically in Boston, Massachusetts; College Station and Houston, Texas; Los Angeles, Oakland, and Palo Alto, California; Philadelphia, Pennsylvania; Salt Lake City, Utah; and Washington, D.C., and internationally in Brussels, Belgium; Dubai, United Arab Emirates; London, United Kingdom; Melbourne, Australia; Mexico City, Mexico; Toronto, Canada; and Wellington, New Zealand.

Industry Overview

        Businesses are operating in an increasingly complex environment. Technology has provided companies with almost instantaneous access to a wide range of internal information, such as supply costs, inventory values, and sales and pricing data, as well as external information, such as market demand forecasts and customer buying patterns. The Internet has changed traditional distribution channels, thereby eliminating barriers to entry in many industries and spurring new competition. At the same time, markets are becoming increasingly global, offering companies the opportunity to expand their presence throughout the world and exposing them to increased competition and the uncertainties of foreign operations. Many industries are consolidating as companies pursue mergers and acquisitions in response to an increase in competitive pressures and to expand their market opportunities. In addition, companies are increasingly relying on technological and business innovations to improve efficiency, thus increasing the importance of strategically analyzing their businesses and developing and protecting new technology. As a result of this increasingly competitive and complex business environment, companies must constantly gather, analyze, and use available information to enhance their business strategies and operational efficiencies.

        The increasing complexity and changing nature of the business environment are also forcing governments to modify their regulatory strategies. For example, industries such as healthcare are subject to frequently changing regulations, and other industries, such as telecommunications and electric power, have been significantly impacted by deregulation. Similarly, numerous high-profile corporate misdeeds led to the passage of the Sarbanes-Oxley Act of 2002, which significantly enhanced the financial disclosure requirements applicable to public companies. These constant changes in the regulatory environment have led to frequent litigation and interaction with government agencies as companies attempt to interpret and react to the implications of this changing environment. Furthermore, as the general business and regulatory environment becomes more complex, corporate litigation has also become more complicated, protracted, expensive, and important to the parties involved.

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

        Strong Reputation for High-Quality Consulting; High Level of Repeat Business.    For more than 38 years, we have been a leader in providing sophisticated economic analysis and original, authoritative advice to clients involved in complex litigation and regulatory proceedings. As a result, we believe we have established a strong reputation among leading law firms and business clients as a preferred source of expertise in economics, finance, business, and strategy consulting, as evidenced by our high level of repeat business and significant referrals from existing clients. In fiscal 2003, approximately 84% of our revenues resulted from ongoing engagements and new engagements for existing clients. In addition, we believe our significant name recognition, which we developed as a result of our work on many high-profile litigation and regulatory engagements, has enhanced the development of our business consulting practice.

        Highly Educated, Experienced, and Versatile Consulting Staff.    We believe our most important asset is our base of employee consultants, particularly our senior consultants. Of our 344 employee consultants as of November 29, 2003, 228 were either vice presidents, principals, associate principals, senior associates, or consulting associates, the great majority of whom have a doctorate or other advanced degree. Many of these senior employee consultants are nationally or internationally recognized as experts in their respective fields. In addition to their expertise in a particular field, most of our employee consultants are able to apply their skills across numerous practice areas. This flexibility in staffing engagements is critical to our ability to apply our resources as needed to meet the demands of our clients. As a result, we seek to hire consultants who not only have strong analytical skills, but who are also creative, intellectually curious, and driven to develop expertise in new practice areas and industries.

        Global Presence.    We deliver our services through a global network of 16 coordinated offices, including nine domestic and seven international offices. Our international offices are in Brussels, Dubai, London, Melbourne, Mexico City, Toronto, and Wellington, New Zealand. Many of our clients are multi-national firms with issues that cross international boundaries, and we believe our global presence provides us with a competitive advantage to address complex issues that span countries and continents. Our global presence also gives us access to many of the leading experts around the world on a variety of issues, allowing us to expand our knowledge base and areas of functional expertise.

        Diversified Business.    Our business is diversified across multiple dimensions, including service offerings, vertical industry coverage, areas of expertise, client base, and geography. Through 16 offices located around the world, we provide multiple services across ten areas of functional expertise to hundreds of clients across 12 vertical industries. By maintaining expertise in multiple industries, we are able to offer clients creative and pragmatic advice tailored to their specific markets. By offering clients both legal and regulatory consulting services and business consulting services, we are able to satisfy an array of client needs, ranging from expert testimony for complex lawsuits to designing global business strategies. This broad range of expertise enables us to take an interdisciplinary approach to certain engagements, combining economists and experts in one area with specialists in other disciplines. We believe this diversification reduces our dependence on any particular market, industry, or geographic area. Furthermore, our legal and regulatory consulting business is driven primarily by regulatory changes and high-stakes legal proceedings, which typically occur without regard to the business cycle. Our diversity also enhances our expertise and the range of issues that we can address on behalf of our clients.

        Diversified Client Base.    We have completed thousands of engagements for clients in a broad range of industries around the world. In fiscal 2003, our top ten clients accounted for approximately 28% of our revenues, with no single client accounting for more than 5% of our revenues. Our clients include major firms in: computers and telecommunications; media, entertainment, and professional sport leagues; transportation; pharmaceuticals; chemicals, oil, and gas; electric utilities, environment, and other energies; materials and manufacturing; aerospace and defense; foods and other consumer goods; investment banking; public accounting and other professional services; and retailing.

        Established Corporate Culture.    Our success has resulted in part from our established corporate culture. We believe we attract consultants because of our more than 38-year history, our strong reputation, the credentials, experience, and reputation of our employee consultants, the opportunity to work on an array of matters with a broad group of renowned outside experts, and our collegial atmosphere. Our attractiveness as an employer is reflected in our low voluntary turnover rate among senior employee consultants, which has averaged less than 10% per year in the last three fiscal years. We believe our corporate culture has also contributed to our ability to integrate acquisitions successfully.

        Access to Leading Academic and Industry Experts.    To enhance the expertise we provide to our clients, we maintain close working relationships with a select group of outside experts. Depending on client needs, we use outside experts for their specialized expertise, assistance in conceptual problem-solving, and expert witness testimony. We work regularly with renowned professors at Brigham Young University, Cornell University, Georgetown University, Harvard University, the Massachusetts Institute of Technology, Stanford University, Texas A&M University, the University of California at Berkeley, the University of California at Los Angeles, the University of Toronto, the University of Virginia, and other leading universities. Outside experts also generate business for us and provide us access to other leading academic and industry experts. By establishing affiliations with prestigious outside experts, we further enhance our reputation as a leading source of sophisticated economic and financial analysis. We have exclusive relationships with 33 outside experts and non-exclusive relationships with numerous additional outside experts.

        Demonstrated Success with Acquisitions.    Since fiscal 1998, we have made six acquisitions. These acquisitions have contributed to our growth in revenues, number of consultants, geographic presence, vertical industry coverage, and areas of functional expertise. In each case, we have been able to integrate these acquisitions into our culture and retain the key consultants, in part because of our systematic approach to the integration of acquired businesses. We devote a substantial amount of effort to ensuring that acquired consultants understand our compensation system and have expectations and incentives similar to those of our existing consultants. We make efforts to place acquired consultants appropriately within our management hierarchy, and we regularly appoint acquired consultants to internal committees to provide meaningful participation in the management of our business. We also promote the integrated staffing of new engagements so that existing and acquired consultants begin to work together as a team. We believe our success with these acquisitions is a key competitive advantage that will allow us to pursue additional acquisitions to expand the breadth and scope of services we provide.

Services

        We offer services in two broad areas: legal and regulatory consulting and business consulting. Engagements in our two service areas often involve similar areas of expertise and address related issues, and it is common for our consultants to work on engagements in both service areas. We estimate that we derived approximately two-thirds of our service revenues in fiscal 2003 from legal and regulatory consulting and approximately one-third from business consulting. Together, these two service areas comprised approximately 97% of our consolidated revenues in fiscal 2003; the remaining consolidated revenues, approximately 3%, came from our NeuCo subsidiary.

Legal and Regulatory Consulting

        In our legal and regulatory consulting practice, we usually work closely with law firms on behalf of one or more companies involved in litigation or regulatory proceedings. Many of the lawsuits and regulatory proceedings in which we are involved are high-stakes matters, such as obtaining regulatory approval of a pending merger or analyzing possible damages awards in a securities fraud case. The ability to formulate and communicate effectively powerful economic and financial arguments to courts and regulatory agencies is often critical to a successful outcome in litigation and regulatory proceedings. Through our highly educated and experienced consulting staff, we apply advanced analytic techniques in economics and finance to complex engagements for a diverse group of clients. Our consultants work with law firms to assist in developing the theory of the case, preparing the testimony of expert witnesses, and preparing for the cross-examination of adverse witnesses. We also provide or identify expert witnesses from among our employees and from among our outside experts or others in academia. In addition, our consultants provide general litigation support, including reviewing legal briefs and assisting in the appeals process.

        The following is a summary of the areas of functional expertise that we offer in legal and regulatory consulting engagements.

Areas of Functional Expertise	Description of Services
Antitrust	Expert testimony and analysis to support law firms and their clients involved in antitrust litigation. Areas of expertise include collusion, price signaling, monopolization, tying, exclusionary conduct, resale price maintenance, predatory pricing, and price discrimination.
Finance	Valuations of businesses, products, intellectual property, contracts, and securities. Expert testimony on valuation theory. Risk assessment for derivative securities. Computations of damages and liability analysis in securities fraud cases.
Environment	Expert testimony and consulting for environmental disputes in litigation proceedings and before government agencies. Services include determining responsibility for cleanups; estimating damages for spills, disposals, and other environmental injuries; performing regulatory cost-benefit analysis; and developing innovative compliance techniques, such as emissions trading.
Mergers and Acquisitions	Economic analysis to assist clients in obtaining domestic and foreign regulatory approvals, in proceedings before government agencies, such as the U.S. Federal Trade Commission, the U.S. Department of Justice, the Merger Task Force at the European Commission, and the Canadian Competition Bureau. Analyses include simulating the effects of mergers on prices, estimating demand elasticities, designing and administering customer and consumer surveys, and studying possible acquisition-related synergies.
Intellectual Property	Consulting and expert testimony in patent, trademark, copyright, trade secret, and unfair competition disputes. Services include valuing property rights and estimating lost profits, reasonable royalties, unjust enrichment, and prejudgment interest.
Commercial Damages	Calculation of damages and critiquing opposing estimates of damages in complex commercial litigation such as product liability. Analyses of specific economic attributes, such as price and sales volume, using expertise in applied microeconomics and econometrics.
International Trade	Expert testimony and consulting in international trade disputes. Expertise includes antidumping, countervailing duty examinations, and other disputes involving a wide range of industries and numerous countries.

Business Consulting

        In our business consulting practice, we typically provide services directly to companies seeking assistance with strategic issues that require expert economic, financial, or business analysis. Many of these matters involve "mission-critical" decisions for clients, who often need strategic and implementation support for major business transactions or transformations. We apply a highly analytical, quantitative, and focused approach to help companies analyze and respond to market forces and competitive pressures that affect their businesses. We offer analytical advice in areas such as shareholder value and business portfolio analysis, asset and liability valuation, competitive strategy and new product pricing, performance improvement, organizational design, change management, technology strategy, and asset auctions. Applying our in-depth knowledge of specific industries, we are able to provide insightful, value-added advice to our clients. Our business consulting projects are staffed with experienced senior consultants who use a collaborative team approach to offer clients practical and creative advice by challenging conventional approaches and generally avoiding predetermined solutions or methodologies.

        The following is a summary of the areas of functional expertise that we offer in business consulting engagements.

Areas of Functional Expertise	Description of Services
Business Strategy	Advising clients on investment opportunities, cost-reduction programs, turnaround strategies, risk management, capital investments, due diligence investigations, valuations, and pricing strategies. Conducting shareholder value and business portfolio analyses. Assessment of the strategic and financial fit of acquisition candidates. Analyses include assessment of competitive advantages, efficiencies, and antitrust implications of acquisitions.
Finance	Valuing businesses, products, intellectual property, contracts, and securities. Assessing risk for derivative securities, testing of forward price curves, and marking-to-market for fair valuation.
Market Analysis	Advising clients on product introductions and positioning, pricing strategies, competitive threats and probable market reactions to proposed actions. Analyses include identifying and understanding market trends, measuring market size, estimating supply and demand balances, analyzing procurement strategies, designing auctions or advising bidders, and evaluating the impact of government regulations.
Intellectual Property and Technology Strategy	Assisting clients in managing industrial technologies from assessment through implementation, including analysis of the development process for products and services. Assessing the commercialization of new technologies by quantifying the costs and benefits of obtaining and implementing new technology. Conducting competitive analyses through statistical comparisons of key factors, such as raw materials costs and productivity. Analyzing how to maximize value from intellectual property portfolios.

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

  •
  Chemicals and petroleum

  •
  Electric power and other energy industries

  •
  Financial services

  •
  Healthcare

  •
  Materials and manufacturing

  •
  Media

  •
  Oil and gas

  •
  Pharmaceuticals

  •
  Sports

  •
  Telecommunications

  •
  Transportation

Clients

        We have completed thousands of engagements for clients around the world, including domestic and foreign corporations; federal, state, and local government agencies; governments of foreign countries; public and private utilities; and national and international trade associations. Very frequently, we work with major law firms who approach us on behalf of their own clients. While we have particular expertise in a number of industries, we provide services to a diverse group of clients in a broad range of industries. No single client accounted for more than 5% of our revenues in fiscal 2003. Our policy is to keep the identities of our clients confidential unless our work for the client is already publicly disclosed. See note 11 of our consolidated financial statements for a breakdown of our revenue by geographic region.

Software Subsidiary

        NeuCo, a subsidiary of which we own 59.4%, develops and markets a family of neural network software tools and complementary application consulting services that are currently focused on electric utilities. Although NeuCo had its origins in one of our consulting engagements, it is primarily a software company that operates independently from our consulting business. NeuCo's products and services are designed to help utilities optimize the use of their power plants by improving heat rate, reducing emissions, overcoming operating constraints, and increasing output capability. NeuCo earned revenues of approximately $5.3 million in fiscal 2003, $3.4 million in fiscal 2002, and $5.1 million in fiscal 2001. NeuCo generated a net profit of approximately $376,000 in fiscal 2003, sustained a net loss of approximately $1.1 million in fiscal 2002, and generated a net profit of $839,000 in fiscal 2001.

Human Resources

        On November 29, 2003, we had 486 employees, including 344 employee consultants, comprising 86 vice presidents, 142 other senior employee consultants (either principals, associate principals, senior associates, or consulting associates) and 116 junior consultants (either associates or analysts), as well as 142 administrative staff members. Vice presidents and principals generally work closely with clients, supervise junior consultants, provide expert testimony on occasion, and seek to generate business for CRA. Principals, associate principals, senior associates, and consulting associates typically serve as project managers and handle complex research assignments. Consulting associates, associates, and analysts gather and analyze data sets and complete statistical programming and library research.

        We derive most of our revenues directly from the services provided by our employee consultants. Our employee consultants were responsible for securing engagements that accounted for approximately 68% of our total revenues in fiscal 2003 and 69% of our total revenues in fiscal 2002. Our top five employee consultants generated approximately 17% of our total revenues in fiscal 2003 and 16% in fiscal 2002. Our employee consultants have backgrounds in many disciplines, including economics, business, corporate finance, accounting, materials sciences, and engineering. Most of our senior employee consultants, consisting of vice presidents, principals, associate principals, senior associates, and consulting associates, have either a doctorate or another advanced degree in addition to substantial management, technical, or industry expertise. Of our total senior employee consulting staff of 228 as of November 29, 2003, 97 have doctorates, and 99 have other advanced degrees. We believe our financial results and reputation are directly related to the number and quality of our employee consultants.

        We are highly selective in our hiring of consultants, recruiting primarily from leading universities, industry, and government. We believe consultants choose to work for us because of our strong reputation; the credentials, experience, and reputation of our consultants; the opportunity to work on a diverse range of matters and with renowned outside experts; and our collegial atmosphere. We believe that our attractiveness as an employer is reflected in our relatively low turnover rate among employees. We use a decentralized, team hiring approach. We have a selective group of leading universities and degree programs from which we recruit candidates.

        Our training and career development program for our employee consultants focuses on three areas: supervision, seminars, and scheduled courses. This program is designed to complement on-the-job experience and an employee's pursuit of his or her own career development. New employee consultants participate in a structured program in which they are partnered with an assigned mentor. Through our ongoing seminar program, outside speakers make presentations and conduct discussions with our employee consultants on various topics. In addition, employee consultants are expected to present papers, discuss significant projects and cases, or outline new analytical techniques or marketing opportunities periodically at in-house seminars. We also provide scheduled courses designed to improve an employee's professional skills, such as presentation and sales and marketing techniques. We also encourage our employee consultants to pursue their academic interests by writing articles for economic and other journals.

        Most of our vice presidents have signed non-solicitation agreements, which generally prohibit the employee from soliciting our clients or soliciting and/or hiring our employees for one year or longer following termination of the person's employment with CRA. In order to align each vice president's interest with our overall interests and profitability, we have adopted a policy requiring each of our vice presidents to have an equity interest in us. All of our senior employee consultants who were stockholders before our initial public offering are parties to a stock restriction agreement that prohibits them, except under certain circumstances, from selling or otherwise transferring shares of our common stock held immediately before the initial public offering and generally enables us to repurchase a portion of these shares at a substantial discount if they were to leave us during the restriction period, with a larger discount if they were to compete with us after their departure. The amount of shares subject to these restrictions declines over the life of the agreement.

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

        In addition, we work closely with a select group of outside experts from leading universities and industry, who supplement the work of our employee consultants and generate business for us. In each of fiscal 2003 and fiscal 2002, six of our exclusive outside experts were responsible for securing engagements that accounted for approximately 22% and 21% of our revenues in those years. We believe outside experts choose to work with us because of the interesting and challenging nature of our work, the opportunity to work with our quality-oriented consultants, and the financially rewarding nature of the work. Thirty-three outside experts, generally comprising the more active of those with whom we work, have entered into non-competition agreements with us as of November 29, 2003.

Marketing

        We rely to a significant extent on the efforts of our employee consultants, particularly our vice presidents and principals, to market our services. We encourage our employee consultants to generate new business from both existing and new clients, and we reward our employee consultants with increased compensation and promotions for obtaining new business. In pursuing new business, our consultants emphasize our institutional reputation and experience, while also promoting the expertise of the particular employees who will work on the matter. Many of our consultants have published articles in industry, business, economic, legal, and scientific journals, and have made speeches and presentations at industry conferences and seminars, which serve as a means of attracting new business and enhancing their reputations. On occasion, employee consultants work with one or more outside experts to market our services.

        We supplement the personal marketing efforts of our employee consultants with firm-wide initiatives. We rely primarily on our reputation and client referrals for new business and undertake traditional marketing activities. We regularly organize seminars for existing and potential clients featuring panel members that include our consultants, outside experts, and leading government officials. We have an extensive set of brochures organized around our service areas, which describes our experience and capabilities. We also provide information about CRA on our corporate Web site. We distribute publications to existing and potential clients highlighting emerging trends and noteworthy engagements. Because existing clients are an important source of repeat business and referrals, we communicate regularly with our existing clients to keep them informed of developments that affect their markets and industries.

        In our legal and regulatory consulting practice, we derive much of our new business from referrals by existing clients. We have worked with leading law firms across the country and believe we have developed a reputation among law firms as a preferred source of sophisticated economic advice for litigation and regulatory work. For our business consulting practice, we also rely on referrals from existing clients, but supplement referrals with a significant amount of direct marketing to new clients through conferences, seminars, publications, presentations, and direct solicitations.

        In 2003, we commenced a corporate branding initiative. The purpose of the initiative is to establish a unified corporate look and ensure that our corporate materials reflect our image and reinforce our business strategy. Our goal is to articulate our value proposition more effectively to the marketplace and produce a more consistent "look and feel" for our corporate collateral materials. As part of the initiative, we have engaged a professional branding firm and organized several internal working groups representing a broad cross-section of our offices and practice areas. We intend to complete our corporate branding initiative in 2004.

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

Competition

        The market for economic and business consulting services is intensely competitive, highly fragmented, and subject to rapid change. In general, there are few barriers to entry into our markets, and we expect to face additional competition from new entrants into the economic and business consulting industries. In the legal and regulatory consulting market, we compete primarily with other economic consulting firms and individual academics. We believe the principal competitive factors in this market are reputation, analytical ability, industry expertise, size, and service. In the business consulting market, we compete primarily with other business and management consulting firms, specialized or industry-specific consulting firms, the consulting practices of large accounting firms, and the internal professional resources of existing and potential clients. We believe the principal competitive factors in this market are reputation, industry expertise, analytical ability, service, and price.

Item 2—Properties

        In the aggregate, as of November 29, 2003, we lease approximately 201,000 square feet of office space in Boston, Massachusetts and for our other offices. Of this total, we have subleased to other companies approximately 32,000 square feet of our office space.

        All of our offices are electronically linked and have access to our core consulting tools. We believe our existing facilities are adequate to meet our current requirements and that suitable space will be available as needed. We are in the process of leasing approximately 18,500 additional square feet of office space at our headquarters in Boston, Massachusetts and we have signed a term sheet for the additional space.

Item 3—Legal Proceedings

        We are not a party to any legal proceedings the outcome of which, in the opinion of our management, would have a material adverse effect on our business, financial condition, or results of operations.

Item 4—Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2003.

PART II

Item 5—Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

        Market Information.    We first offered our common stock to the public on April 23, 1998. Since that time, our common stock has been traded on the Nasdaq National Market under the symbol CRAI. The following table provides the high and low sales prices of our common stock as reported on the Nasdaq National Market for the periods indicated.

Fiscal Year Ended November 30, 2002	High	Low
November 25, 2001 to February 15, 2002	$22.29	$18.65
February 16, 2002 to May 10, 2002	$21.99	$13.30
May 11, 2002 to August 30, 2002	$20.05	$11.62
August 31, 2002 to November 30, 2002	$17.40	$11.35
Fiscal Year Ended November 29, 2003	High	Low
December 1, 2002 to February 21, 2003	$16.78	$13.04
February 22, 2003 to May 16, 2003	$22.91	$15.51
May 17, 2003 to September 5, 2003	$35.55	$18.77
September 6, 2003 to November 29, 2003	$34.35	$26.20

        Stockholders.    We had approximately 54 holders of record of our common stock as of February 23, 2004. This number does not include stockholders for whom shares were held in a "nominee" or "street" name.

        Dividends.    We currently intend to retain any future earnings to finance our operations and therefore do not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of our bank line of credit place restrictions on our ability to pay cash dividends on our common stock.

Item 6—Selected Financial Data

        The following selected consolidated financial data as of and for each of the fiscal years in the five-year period ended November 29, 2003, have been derived from our audited consolidated financial statements.

	Fiscal Year Ended
	November 29, 2003 (52 weeks)	November 30, 2002 (53 weeks)	November 24, 2001 (52 weeks)	November 25, 2000 (52 weeks)	November 27, 1999 (52 weeks)
	(In thousands, except per share data)
Consolidated Statement of Operations Data(1):
Revenues	$163,458	$130,690	$109,804	$82,547	$73,970
Costs of services	100,168	80,659	65,590	46,439	42,320

Gross profit	63,290	50,031	44,214	36,108	31,650
Selling, general and administrative	43,055	36,600	31,556	21,837	17,448
Special charge(2)	—	—	—	878	—

Income from operations	20,235	13,431	12,658	13,393	14,202
Interest income, net	85	337	1,045	1,542	977

Income before provision for income taxes and minority interest	20,320	13,768	13,703	14,935	15,179
Provision for income taxes	(8,737)	(5,879)	(5,848)	(6,166)	(6,182)

Income before minority interest	11,583	7,889	7,855	8,769	8,997
Minority interest	(154)	547	(416)	70	33

Net income	$11,429	$8,436	$7,439	$8,839	$9,030

Net income per share(3):
Basic	$1.21	$0.93	$0.82	$1.01	$1.07

Diluted	$1.16	$0.91	$0.81	$1.01	$1.05

Weighted average number of shares outstanding(3):
Basic	9,438	9,047	9,107	8,728	8,477

Diluted	9,843	9,283	9,218	8,774	8,571

	November 29, 2003	November 30, 2002	November 24, 2001	November 25, 2000	November 27, 1999
Consolidated Balance Sheet Data:
Working capital	$78,952	$37,709	$41,109	$42,722	$37,947
Total assets	164,216	109,169	96,890	80,280	73,510
Total long-term debt	1,571	413	612	102	461
Total stockholders' equity	118,031	78,358	70,002	62,338	52,315

(1)
On December 15, 1998 and February 25, 1999, we acquired assets and assumed certain liabilities of the consulting companies, The Tilden Group and FinEcon, respectively. As more fully described in note 2 of the notes to our consolidated financial statements, we also made the following acquisitions:

        —October 18, 2000, the consulting business of Gordon C. Rausser

        —July 18, 2001, certain assets from PA Consulting Group, Inc.

        —April 29, 2002, certain assets of the North American operations of Arthur D. Little's Chemical and Energy practice

        —May 10, 2002, certain assets of the U.K. operations of Arthur D. Little's Chemical and Energy practice

        Each of these acquisitions was accounted for under purchase accounting, and the results of operations for each of these acquisitions have been included in the accompanying statements of income from the respective dates of acquisition.

(2)
In fiscal 2000, we relocated our London and Washington offices and recorded a special charge of $878,000, which consists principally of duplicate rent and the remaining lease obligations for the former space of these offices.

(3)
Basic net income per share represents net income divided by the weighted average shares of common stock outstanding during the period. Diluted net income per share represents net income divided by the weighted average shares of common stock and common stock equivalents outstanding during the period, the latter arising from stock options using the treasury stock method.

Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are a leading economic and business consulting firm that applies advanced analytic techniques and in-depth industry knowledge to complex engagements for a broad range of clients. We offer two types of services: legal and regulatory consulting and business consulting. We estimate that we derived approximately 97% of our revenues in fiscal 2003 from business consulting and legal and regulatory consulting, and approximately 3% from NeuCo, a subsidiary of which we own 59.4%. NeuCo develops and markets a family of neural network software tools and complementary application consulting services that are currently focused on electricity generation by utilities.

        We derive revenues principally from professional services rendered by our employee consultants. In most instances, we charge clients on a time-and-materials basis and recognize revenues in the period when we provide our services. We charge consultants' time at hourly rates, which vary from consultant to consultant depending on a consultant's position, experience, and expertise, and other factors. We derive a portion of our revenues from fixed-price contracts. Revenues from fixed-price engagements are recognized using a proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. We derived 15.4% and 17.3% of our revenues from fixed-price engagements in fiscal 2002 and 2003, respectively. We generate substantially all of our professional services fees from the work of our own employee consultants and a portion from the work of our outside experts. Factors that affect our professional services revenues include the number and scope of client engagements, the number of consultants we employ, the consultants' billing rates, and the number of hours our consultants work. Revenues also include expenses billed to clients, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses.

        Our costs of services include the salaries, bonuses, and benefits of our employee consultants. Our bonus program awards discretionary bonuses based on our revenues and profitability and individual performance. Costs of services also include out-of-pocket and other expenses that are billed to clients, and the salaries, bonuses, and benefits of support staff whose time is billed directly to clients, such as librarians, editors, and programmers. Our gross profit, which equals revenues less costs of services, is affected by changes in our mix of revenues. We experience significantly higher gross margins on revenues from professional service fees than on revenues from expenses billed to clients. Selling, general, and administrative expenses include salaries, bonuses, and benefits of our administrative and support staff, fees to outside experts for generating new business, office rent, marketing, and other costs.

Utilization

        Because we derive the majority of our revenues from hourly billings by our employee consultants, our utilization of those employee consultants is one key indicator that we use to measure our operating performance. We calculate utilization by dividing the total hours worked by our employee consultants on engagements during the measurement period by the total number of hours that our employee consultants were available to work during that period. Utilization was 72 percent for fiscal 2003, 69 percent for fiscal 2002, and 76 percent for fiscal 2001. Historically, we have experienced higher utilization in our legal and regulatory consulting practice than in our business consulting practice because our business consulting practice devotes a greater portion of its time to sales and marketing efforts.

Fiscal Periods

        Our fiscal year ends on the last Saturday in November, and accordingly, our fiscal year will periodically contain 53 weeks rather than 52 weeks. In particular, fiscal 2002 contained 53 weeks. This additional week of operations in fiscal 2002 will affect the comparability of results of operations of this fiscal year with other fiscal years. Historically, we have managed our business based on 13 four-week billing cycles to clients and, consequently, have established quarters that are divisible by four-week periods. As a result, the first, second, and fourth quarters of each fiscal year are 12-week periods, and the third quarter of each fiscal year is a 16-week period. However, the fourth quarter in fiscal 2002 was 13 weeks long. Accordingly, period-to-period comparisons of our results of operations are not necessarily meaningful if the periods being compared have different lengths. The additional week in fiscal 2002 resulted in $2.4 million of revenues and was not material to our results of operations.

        The terms "fiscal 1999," "fiscal 2000," "fiscal 2001," "fiscal 2002," and "fiscal 2003" refer to the 52-week periods ended November 27, 1999, November 25, 2000, November 24, 2001, the 53-week period ended November 30, 2002, and the 52-week period ended November 29, 2003, respectively.

Acquisitions and International Expansion

        On October 18, 2000, we acquired the consulting business of Dr. Gordon C. Rausser for $4.75 million in cash. If the acquired business meets specified performance targets, we will owe Dr. Rausser additional consideration, payable in the first quarter of fiscal 2004. In addition, we loaned Dr. Rausser $4.5 million, on a full recourse basis, for the purchase of our common stock. The acquisition has been accounted for under the purchase method, and the results have been included in the accompanying statements of operations from the date of acquisition. We are currently in discussion with Dr. Rausser, who may agree to extend substantially the duration of his exclusive relationship with us, and we may agree to extend the time for the repayment of his loan and for him to meet his specified performance targets.

        On July 18, 2001, we acquired certain assets from PA Consulting Group, Inc. for $4.2 million in notes. The acquisition has been accounted for under purchase accounting, and the results of operations have been included in the accompanying statements of operations from the date of acquisition.

        In April and May 2002, we completed the acquisitions of certain assets of the North American and U.K. operations of the Chemicals and Energy Vertical practice ("CEV") of the then Arthur D. Little corporation ("ADL") for an aggregate of $10.5 million in cash. (Arthur D. Little, Inc.1 is now known as Dehon, Inc.) The acquisitions have been accounted for under the purchase method of accounting. The effective date of the acquisition of the North American business was April 29, 2002, and the effective date of the acquisition of the U.K. business was May 10, 2002. The results of operations related to the acquisitions have been included in the accompanying statements of operations from the respective effective dates. We believe that the acquisition of the CEV business enhanced our position in consulting to the chemicals and petroleum industries. We acquired 75 employee consultants, accounts receivable, and the ongoing client projects being handled by the acquired employee consultants. Of the $10.5 million purchase price, $0.9 million was recorded as intangibles, consisting primarily of customer relationships, $2.7 million was recorded primarily as accounts receivable, and the remaining $6.9 million was recorded as goodwill, all of which is expected to be deducted for tax purposes. The portion of the purchase price attributable to goodwill primarily related to the extensive industry experience of the acquired employee consultants.

        In fiscal 2003, our international operations grew moderately. Our international revenues for fiscal 2003 reflect a full year of operations of the U.K. portion of the CEV business that we acquired in May 2002. Revenues from our international operations accounted for 15.1%, 13.3%, and 9.4%, of our total revenues in fiscal 2003, fiscal 2002, and fiscal 2001, respectively, as more fully described in note 11 of the notes to our audited consolidated financial statements.

1 The "Arthur D. Little" and "ADL" trademarks were purchased by a third party.

Software Subsidiary

        In June 1997, we acquired a majority interest in NeuCo, Inc. NeuCo was established by us and an affiliate of Commonwealth Energy Systems as a start-up entity to develop and market a family of neural network software tools and complementary application consulting services for electric utilities. NeuCo's financial statements are consolidated with our financial statements. NeuCo recognized revenues of approximately $5.3 million in fiscal 2003, $3.4 million in fiscal 2002, and $5.1 million in fiscal 2001. NeuCo generated a net profit of approximately $376,000 in fiscal 2003, sustained a net loss of approximately $1.1 million in fiscal 2002, and generated a net profit of $839,000 in fiscal 2001.

        As of November 29, 2003, our interest in NeuCo was 59.4 percent. In March 2003, NeuCo repurchased and cancelled shares from a minority interest stockholder, which increased our interest in NeuCo to 59.7 percent from 49.7 percent. This transaction has been recorded as an adjustment of capital. At November 30, 2002, our 49.7 percent interest in NeuCo, combined with other considerations, represented control. The portion of the results of operations of NeuCo allocable to its other owners is shown as "minority interest" on our statement of income, and that amount, along with the capital contributions to NeuCo of its other owners, is shown as "minority interest" on our balance sheet. All significant intercompany accounts have been eliminated.

Critical Accounting Policies

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosure of contingent assets and liabilities. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if our assumptions based on past experience or our other assumptions do not turn out to be substantially accurate.

        A summary of the accounting policies that we believe are most critical to understanding and evaluating our financial results is set forth below. This summary should be read in conjunction with our consolidated financial statements and the related notes included in Item 8 of this annual report on Form 10-K.

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

        We recognize substantially all of our revenues under written service contracts with our clients. Revenues from time-and-materials service contracts are recognized as the services are provided based upon hours worked and contractually agreed-upon hourly rates, as well as a computer services fee based upon hours worked. Revenues from fixed-price engagements are recognized on a proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. Project costs are based on the direct salary and associated fringe benefits of the consultants on the engagement plus all direct expenses incurred to complete the engagement that are not reimbursed by the client. The proportional performance method is used since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and terms set forth in the contract, and are indicative of the level of benefit provided to our clients. Our fixed-price contracts generally include a termination provision that reduces the agreement to a time-and-materials contract in the event of termination of the contract. There are no costs that are deferred and amortized over the contract term. Our financial management maintains contact with project managers to discuss the status of the projects and, for fixed-price engagements, financial management is updated on the budgeted costs and resources required to complete the project. These budgets are then used to calculate revenue recognition and to estimate the anticipated income or loss on the project. In the past, we have occasionally been required to commit unanticipated additional resources to complete projects, which have resulted in lower than anticipated income or losses on those contracts. We may experience similar situations in the future. Provisions for estimated losses on contracts are made during the period in which such losses become probable and can be reasonably estimated. To date, such losses have not been significant.

        Revenues also include expenses billed to clients, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. These reimbursable expenses included in revenues are as follows (in thousands):

	Year Ended
	November 29, 2003	November 30, 2002	November 24, 2001
Reimbursable expenses billed to clients	$24,879	$19,026	$15,788

        We recognize revenues for services only in those situations where collection from the client is reasonably assured. Our normal payment terms are 30 days from invoice date. For fiscal 2003 and fiscal 2002, our average days sales outstanding (DSOs) were 104 days and 103 days, respectively. We calculate DSOs by dividing the sum of our accounts receivable and unbilled services balance, net of deferred revenue, at the end of the quarter by daily revenues. Daily revenues are calculated by dividing quarter revenues by the number of days in a quarter. Our project managers and finance personnel monitor payments from our clients and assess any collection issues. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. We base our estimates on our historical collection experience, current trends, credit policy, and relationship of our accounts receivable and revenues. In determining these estimates, we examine historical write-offs of our receivables and review client accounts to identify any specific customer collection issues. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Our failure to estimate accurately the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition, and results of operations. As of November 29, 2003 and November 30, 2002, $1.6 million and $1.4 million, respectively, were provided for doubtful accounts.

        Goodwill and Other Intangible Assets.    We account for our acquisitions of consolidated companies under the purchase method of accounting pursuant to Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" (SFAS No. 142). Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives. Intangible assets consist principally of non-competition agreements and customer relationships and are generally amortized over five to ten years. Goodwill represents the excess of cost over net assets, including all identifiable intangible assets, of acquired businesses that are consolidated.

        In accordance with SFAS No. 142, which we adopted in fiscal 2002, we ceased amortizing goodwill arising from acquisitions. In lieu of amortization, we perform an impairment review of our goodwill annually, or more frequently if there are indicators of impairment. There were no impairment losses related to goodwill due to the application of SFAS No. 142 in fiscal 2002 and fiscal 2003. If we determine through the impairment review process that goodwill has been impaired, we would record the impairment charge in our statement of income. The net amount of goodwill was approximately $24.8 million as of November 29, 2003.

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

        As part of this assessment, we review the expected future undiscounted cash flows to be generated by the assets. When we determine that the carrying value of intangible assets may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. The net amount of intangible assets was approximately $1.2 million as of November 29, 2003.

        Accounting for Income Taxes.    We record income taxes using the liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. Our financial statements contain certain deferred tax assets and liabilities that result from temporary differences between book and tax accounting, as well as net operating loss carryforwards. SFAS No. 109, "Accounting for Income Taxes," requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The decision to record a valuation allowance requires varying degrees of judgment based upon the nature of the item giving rise to the deferred tax asset. As a result of operating losses incurred in certain of our foreign subsidiaries, anticipated additional operating losses in the future, and uncertainty as to the extent and timing of profitability in future periods, we recorded valuation allowances in certain of these foreign subsidiaries based on the facts and circumstances affecting each subsidiary. Had we not recorded these allowances, we would have reported a lower effective tax rate than that recognized in our statements of income in fiscal 2003. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination was made. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is at least reasonably possible that changes in these estimates in the near term could materially affect our financial condition and results of operations. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state, or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction, and as a result of acquisitions.

Recent Accounting Pronouncements

        In January 2003, and later amended in December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN No. 46). FIN No. 46 is an interpretation of ARB No. 51 and addresses consolidation by business enterprises of variable interest entities, or VIEs. This interpretation is based on the theory that an enterprise controlling another entity through interests other than voting interests should consolidate the controlled entity. Business enterprises are required under the provisions of this interpretation to identify VIEs, based on specified characteristics, and then determine whether they should be consolidated. An enterprise that holds a majority of the variable interests is considered the primary beneficiary and is the enterprise that should consolidate the VIE. The primary beneficiary of a VIE is also required to include various disclosures in its interim and annual financial statements. Additionally, an enterprise that holds a significant variable interest in a VIE, but that is not the primary beneficiary, is also required to make certain disclosures. This interpretation, as amended, is effective for all enterprises with a variable interest in VIEs created after January 31, 2003. For variable interests in a VIE created before February 1, 2003, we are required to apply the provisions of this interpretation to that entity by the end of the first interim or annual reporting period that ends after March 15, 2004. As of November 29, 2003, we had no interests in any VIE. We do not believe that the adoption of this interpretation will have a material impact on our consolidated financial statements.

Results of Operations

        The following table provides operating information as a percentage of revenues for the periods indicated:

	Fiscal Year Ended
	November 29, 2003 (52 weeks)	November 30, 2002 (53 weeks)	November 24, 2001 (52 weeks)
Revenues	100.0%	100.0%	100.0%
Costs of services	61.3	61.7	59.7

Gross profit	38.7	38.3	40.3
Selling, general and administrative	26.3	28.0	28.7

Income from operations	12.4	10.3	11.6
Interest income, net	—	0.3	0.9

Income before provision for income taxes and minority interest	12.4	10.6	12.5
Provision for income taxes	5.3	4.5	5.3

Income before minority interest	7.1	6.1	7.2
Minority interest	(0.1)	0.4	(0.4)

Net income	7.0%	6.5%	6.8%

Fiscal 2003 Compared to Fiscal 2002

        Revenues.    Revenues increased $32.8 million, or 25.1%, to $163.5 million for fiscal 2003 from $130.7 million for fiscal 2002. We experienced revenue increases in fiscal 2003 primarily in our chemicals and petroleum, materials and manufacturing, competition, finance, and energy and environment practice areas. These increases were partially offset by a revenue decrease in our transportation practice area. The increase in revenues was effected by: an increase in utilization; increased billing rates for our employee consultants; an increase in the average number of employee consultants; and an increase in expenses billed to clients. The total number of employee consultants decreased to 344 at the end of fiscal 2003 from 353 at the end of fiscal 2002. However, the average number of our employee consultants for fiscal 2003 was higher than the average for fiscal 2002, largely because the average for fiscal 2002 includes the 75 employee consultants hired in connection with the acquisition of the CEV business only for a portion of that year. Utilization was 72% for fiscal 2003 as compared with 69% for fiscal 2002. Revenues derived from fixed-price engagements increased to 17.3% of total revenues for fiscal 2003 from 15.4% for fiscal 2002. This increase is primarily due to the acquisition of the CEV business in fiscal 2002, which traditionally entered into fixed-price engagements.

        Costs of Services.    Costs of services increased by $19.5 million, or 24.2%, to $100.2 million in fiscal 2003 from $80.7 million in fiscal 2002. The increase was due primarily to an overall increase in compensation expense for our employee consultants of $11.0 million, an increase in reimbursable expenses billed to clients of $5.9 million, and an increase of $2.6 million attributable to an increase in the average number of employee consultants. As a percentage of revenues, costs of services decreased to 61.3% in fiscal 2003 from 61.7% in fiscal 2002. The decrease as a percentage of revenues was due primarily to increased leverage arising from higher utilization of our employee consultants.

        Selling, General, and Administrative.    Selling, general, and administrative expenses increased by $6.5 million, or 17.6%, to $43.1 million in fiscal 2003 from $36.6 million in fiscal 2002. The increase was due to an increase in overall compensation to our administrative staff of $2.2 million, an increase in commission payments to outside experts of $1.6 million, an increase in rent expense of $1.4 million, and an increase in other selling, general and administrative expenses of $1.3 million. As a percentage of revenues, selling, general, and administrative expenses decreased to 26.3% in fiscal 2003 from 28.0% in fiscal 2002. The primary contributors to the decrease as a percentage of revenues were relative decreases in travel expenses, legal and other professional fees, as well as an overall increase in revenue at a greater rate than the increases in those selling, general, and administrative expenses, which include rent and other costs that are principally fixed in nature. These decreases were partially offset by a revenue-related increase in commission payments to outside experts.

        Interest and Other Income (Expense), Net.    Net interest and other income decreased by $252,000, or 74.8%, to $85,000 in fiscal 2003 from $337,000 in fiscal 2002. This decrease resulted primarily from foreign exchange losses and the overall decline in short-term interest rates.

        Provision for Income Taxes.    The provision for income taxes increased by $2.9 million, to $8.7 million in fiscal 2003 from $5.9 million in fiscal 2002. Our effective income tax rate increased to 43.0% in fiscal 2003 from 42.7% in fiscal 2002. The slightly higher rate in fiscal 2003 was due primarily to a higher federal statutory rate because the growth in our net income pushed us into the top tax bracket.

        Minority Interest.    Minority interest in the results of operations of NeuCo changed to a profit of $154,000 in fiscal 2003 from a loss of $547,000 in fiscal 2002 due to an increase in profits in NeuCo.

        Net Income.    Net income increased by $3.0 million, or 35.5%, to $11.4 million in fiscal 2003 from $8.4 million in fiscal 2002. Diluted net income per share increased by 28.0% to $1.16 per share from $0.91 per share. Net income increased at a greater rate than diluted net income per share due to the dilutive impact of the additional shares issued as a result of: the public offering of our common stock completed in August, 2003; the exercise of approximately 728 thousand options during fiscal 2003; and the increase in the number of outstanding in-the-money stock options.

Fiscal 2002 Compared to Fiscal 2001

        Revenues.    Revenues increased $20.9 million, or 19.0%, from $109.8 million for fiscal 2001 to $130.7 million for fiscal 2002. The increase in revenues was due primarily to an increase in the number of employee consultants, particularly as a result of the acquisition of the CEV business, increased billing rates for our consultants, and to a lesser extent, an additional week of revenue in fiscal 2002 compared to fiscal 2001, offset in part by a decrease in utilization and a decrease in NeuCo revenue. Utilization was 76% for fiscal 2001 as compared to 69% for fiscal 2002. Average utilization decreased in fiscal 2002 in part because of the acquisition from ADL, and otherwise would have averaged 73% for the year. The total number of employee consultants increased from 293 at the end of fiscal 2001 to 353 at the end of fiscal 2002. We experienced significant revenue increases during fiscal 2002 primarily in our chemicals and petroleum, finance, and electric utility practice areas.

        Costs of Services.    Costs of services increased by $15.1 million, or 23.0%, from $65.6 million in fiscal 2001 to $80.7 million in fiscal 2002. The increase was due primarily to an increase in the number of employee consultants, particularly those acquired from ADL, and to a lesser extent, an overall increase in salaries and bonuses paid to our employee consultants. As a percentage of revenues, costs of services increased from 59.7% in fiscal 2001 to 61.7% in fiscal 2002. The increase as a percentage of revenues was due primarily to lower utilization of our employee consultants, particularly as a result of the business acquired from ADL, where the related employee consultants were not immediately utilized to the same extent as our other employees.

        Selling, General, and Administrative.    Selling, general, and administrative expenses increased by $5.0 million, or 16.0%, from $31.6 million in fiscal 2001 to $36.6 million in fiscal 2002. As a percentage of revenues, selling, general, and administrative expenses decreased from 28.7% in fiscal 2001 to 28.0% in fiscal 2002. The primary contributors to the decrease as a percentage of revenues were a decrease in amortization of goodwill resulting from our adoption of SFAS No. 142 and a decrease in commission payments to outside experts. These decreases were partially offset by increases in overall compensation for administrative staff and rent expense.

        Interest and Other Income, Net.    Net interest income decreased by $708,000, or 67.8%, from $1.0 million in fiscal 2001 to $337,000 in fiscal 2002. This decrease resulted primarily from the overall decline in short-term interest rates during fiscal 2002 and an increase in interest expense related to notes payable.

        Provision for Income Taxes.    The provision for income taxes increased by $31,000, or 0.5%, from $5.84 million in fiscal 2001 to $5.87 million in fiscal 2002. Our effective tax rate was unchanged at 42.7% in fiscal 2001 and fiscal 2002. Although our effective tax rate was unchanged, NeuCo's net losses, some of which NeuCo cannot receive a current tax benefit, were offset by the use of certain net operating losses in Mexico that were previously fully reserved.

        Minority Interest.    Minority interest in the results of operations of NeuCo decreased from a gain of $416,000 in fiscal 2001 to a loss of $547,000 in fiscal 2002 due to a change from profit at NeuCo in fiscal 2001 to a loss in fiscal 2002.

Liquidity and Capital Resources

        General.    In fiscal 2003, we had a net increase in cash and cash equivalents of $41.7 million. We completed the year with cash and cash equivalents of $60.5 million, short-term and long-term investments of $5.2 million, and working capital of $79.0 million. We believe that current cash balances, cash generated from operations and amounts available under our bank line of credit will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

        Sources of Cash in Fiscal 2003.    During fiscal 2003, we generated cash primarily from three sources: cash provided by our operating activities, proceeds from a public offering of our common stock, and proceeds from the exercise of stock options. Our operating activities provided net cash of $22.4 million, resulting primarily from net income of $11.4 million and an increase in accounts payable, accrued expenses, and other liabilities of $11.8 million. The increase in accounts payable, accrued expenses, and other liabilities is primarily due to an increase in accrued compensation for our employee consultants, which will be paid in the first and second quarters of fiscal 2004.

        The increase in cash generated from operating activities was offset in part by an increase in accounts receivable of $5.4 million.

        We received net proceeds of $15.0 million from a public offering of our common stock that we completed in August 2003. During fiscal 2003, we also received $11.1 million in proceeds from the exercise of stock options. Net sales of investments in fiscal 2003 contributed an additional $0.3 million.

        Additional Cash Resources.    In fiscal 2003, we had a line of credit agreement that permitted borrowings of up to $2.0 million with interest at the bank's base rate (4.0 percent at November 29, 2003 and 4.25 percent at November 30, 2002). Borrowings under the agreement were secured by our accounts receivable. The terms of the line of credit included certain operating and financial covenants. No borrowings were outstanding as of November 29, 2003 and November 30, 2002. We terminated this line of credit in January 2004.

        On January 14, 2004, we entered into a senior loan agreement with a bank for a two-year, $40.0 million revolving line of credit. Subject to the terms of the agreement, we may use borrowings under this line of credit for acquisition financing, working capital, general corporate purposes, letters of credit, and foreign exchanges contracts. As of February 20, 2004, no borrowings were outstanding under this line of credit. We must repay any borrowings under the line of credit no later than January 14, 2006.

        Borrowings under our credit facility bear interest, at our option, either at LIBOR plus an applicable margin or at the prime rate. Applicable margins range from 0.75% to 1.50%, depending on the ratio of our consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the preceding four fiscal quarters, subject to various adjustments stated in the senior loan agreement. These margins are adjusted both quarterly and each time we borrow under the credit facility. A commitment fee of 0.18% is payable on the unused portion of the credit facility. Borrowings under the credit facility are secured by 100% of the stock of our U.S. subsidiary CRA Security Corporation and by 65% of the stock of our foreign subsidiaries, amounting to net assets of approximately $28 million as of November 29, 2003.

        As part of our business, we regularly evaluate opportunities to acquire other consulting firms, practices or groups or other businesses. In recent years, we have typically paid for acquisitions with cash, and we may continue to do so in the future. To pay for an acquisition, we may use cash on hand, cash generated from our operations or borrowings under our revolving credit facility, or we may pursue other forms of debt or equity financing, including public and private offerings of common stock, convertible subordinated debt securities or other securities. Our ability to secure short-term and long-term debt or equity financing in the future will depend on several factors, including our future profitability, the levels of our debt and equity and the overall credit and equity market environments.

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

        Uses of Cash in Fiscal 2003.    During fiscal 2003, we used cash primarily for capital expenditures. We spent $6.2 million to purchase property and equipment. Other uses of cash in fiscal 2003 included approximately $0.7 million used to make the final payment on notes payable in connection with our July 2001 acquisition of a line of business from PA Consulting Group, Inc., approximately $0.3 million used by NeuCo to repurchase shares from a minority interest stockholder, and approximately $0.3 million to make payments on amounts owed to former stockholders.

        Debt Restrictions.    Under our senior credit agreement, we must comply with various financial and non-financial covenants. The financial covenants require us to maintain a minimum consolidated working capital of $25.0 million and require us to comply with a consolidated total debt to EBITDA ratio of not more than 3.5 to 1.0 and a consolidated senior debt to EBITDA ratio of not more than 2.0 to 1.0. Compliance with these financial covenants is tested on a fiscal quarterly basis, commencing with the first quarter of fiscal 2004. Also, the senior credit agreement prohibits us from paying dividends and places restrictions on our ability to incur additional indebtedness, repurchase our securities, make acquisitions and dispositions, and enter into business combinations. Any indebtedness outstanding under the senior credit facility may become immediately due and payable upon the occurrence of stated events of default, including our failure to pay principal, interest or fees or a violation of any financial covenant.

        As of February 20, 2004, we were in compliance with our covenants under the senior credit agreement.

        Impact of Inflation.    To date, inflation has not had a material impact on our financial results. There can be no assurance, however, that inflation will not adversely affect our financial results in the future.

Factors Affecting Future Performance

We depend upon only a few key employees to generate revenue

        Our business consists primarily of the delivery of professional services, and accordingly, our success depends heavily on the efforts, abilities, business generation capabilities, and project execution capabilities of our employee consultants. In particular, our employee consultants' personal relationships with our clients are a critical element in obtaining and maintaining client engagements. If we lose the services of any employee consultant or if our employee consultants fail to generate business or otherwise fail to perform effectively, that loss or failure could adversely affect our revenues and results of operations. Our employee consultants generated engagements that accounted for approximately 68%of our revenues in fiscal 2003 and 69% in fiscal 2002. Our top five employee consultants generated approximately 17% of our revenues in fiscal 2003 and 16% in fiscal 2002. We do not have any employment agreements with most of our employee consultants, and they can terminate their relationships with us at will and without notice. The non-competition and non-solicitation agreements that we have with some of our employee consultants offer us only limited protection and may not be enforceable in every jurisdiction.

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

Our entry into new lines of business could adversely affect our results of operations

        If we attempt to develop new practice areas or lines of business outside our core economic and business consulting services, those efforts could harm our results of operations. Our efforts in new practice areas or new lines of business involve inherent risks, including risks associated with inexperience and competition from mature participants in the markets we enter. Our inexperience may result in costly decisions that could harm our business. For example, NeuCo, our majority-owned software subsidiary, was not profitable in three of the last five fiscal years, which harmed our results of operations in those years.

Clients can terminate engagements with us at any time

        Many of our engagements depend upon disputes, proceedings, or transactions that involve our clients. Our clients may decide at any time to seek to resolve the dispute or proceeding, abandon the transaction, or file for bankruptcy. Our engagements can therefore terminate suddenly and without advance notice to us. If an engagement is terminated unexpectedly, our employee consultants working on the engagement could be underutilized until we assign them to other projects. In addition, because much of our work is project-based rather than recurring in nature, our consultants' utilization depends on our ability to secure additional engagements on a continual basis. Accordingly, the termination or significant reduction in the scope of a single large engagement could reduce our utilization and have an immediate adverse impact on our revenues and results of operations.

We depend on our antitrust and mergers and acquisitions consulting business

        We derived approximately 25% of our revenues in fiscal 2003, 29% in fiscal 2002, and 36% in fiscal 2001 from engagements in our antitrust and mergers and acquisitions practice areas. Any substantial reduction in the number or size of our engagements in these practice areas could adversely affect our revenues and results of operations. We derived the great majority of these revenues from engagements relating to enforcement of United States antitrust laws. Changes in federal antitrust laws, changes in judicial interpretations of these laws, or less vigorous enforcement of these laws as a result of changes in political appointments or priorities or for other reasons could substantially reduce our revenues from engagements in this area. In addition, adverse changes in general economic conditions, particularly conditions influencing the merger and acquisition activity of larger companies, could adversely affect engagements in which we assist clients in proceedings before the U.S. Department of Justice and the U.S. Federal Trade Commission. The recent economic slowdown may continue to have an adverse effect on mergers and acquisitions activity, which has reduced the number and scope of our engagements in this practice area in recent periods. Any continuation or worsening of the downturn could cause this trend to intensify, which would adversely affect our revenues and results of operations.

We derive our revenues from a limited number of large engagements

        We derive a significant portion of our revenues from a limited number of large engagements. If we do not obtain a significant number of new large engagements each year, our business, financial condition, and results of operations could suffer. Our ten largest engagements accounted for approximately 20% of our revenues in fiscal 2003 and 17% in each of fiscal 2002 and 2001. Our ten largest clients accounted for approximately 28%, 25%, and 28% of our revenues in those years, respectively. In general, the volume of work we perform for any particular client varies from year to year, and a major client in one year may not hire us again.

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

We depend on our outside experts

        We depend on our relationships with our exclusive outside experts. In fiscal 2003 and fiscal 2002, six of our exclusive outside experts generated engagements that accounted for approximately 22% and 21% of our revenues in those years, respectively. We believe that these outside experts are highly regarded in their fields and that each offers a combination of knowledge, experience, and expertise that would be very difficult to replace. We also believe that we have been able to secure some engagements and attract consultants in part because we could offer the services of these outside experts. Most of these outside experts can limit their relationships with us at any time for any reason. These reasons could include affiliations with universities with policies that prohibit accepting specified engagements, the pursuit of other interests, and retirement.

        As of November 29, 2003, we had non-competition agreements with 33 of our outside experts. The limitation or termination of any of their relationships with us, or competition from any of them after these agreements expire, could harm our reputation, reduce our business opportunities and adversely affect our revenues and results of operations.

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

  •
  loss of key acquired personnel;

  •
  increased costs to improve or coordinate managerial, operational, financial, and administrative systems including compliance with the Sarbanes-Oxley Act of 2002;

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

  •
  cultural differences that result in lower utilization;

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

        Particularly as a result of the acquisition of the CEV business, we conduct a portion of our business in the Middle East. The recent military conflict in the region has significantly interrupted our business operations in that region and has slowed the flow of new opportunities and proposals, which ultimately has adversely affected our revenues and results of operations.

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

  •
  the extent to which our employee consultants take holiday, vacation, and sick time;

  •
  employee hiring;

  •
  the extent of fees discounting or cost overruns;

  •
  fluctuations in revenues and results of operations of our software subsidiary, NeuCo;

  •
  severe weather conditions and other factors affecting employee productivity; and

  •
  collectibility of receivables and unbilled work in process.

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

Potential conflicts of interests may preclude us from accepting some engagements

        We provide our services primarily in connection with significant or complex transactions, disputes, or other matters that are usually adversarial or that involve sensitive client information. Our engagement by a client may preclude us from accepting engagements with the client's competitors or adversaries because of conflicts between their business interests or positions on disputed issues or other reasons. Accordingly, the nature of our business limits the number of both potential clients and potential engagements. Moreover, in many industries in which we provide consulting services, such as in the telecommunications industry, there has been a continuing trend toward business consolidations and strategic alliances. These consolidations and alliances reduce the number of potential clients for our services and increase the chances that we will be unable to continue some of our ongoing engagements or accept new engagements as a result of conflicts of interests.

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

The price of our common stock may be volatile

        Our stock price has been volatile. From November 30, 2002 to November 29, 2003, the trading price of our common stock ranged from $13.04 to $35.55. Many factors may cause the market price of our common stock to fluctuate significantly, including:

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

        In addition, the stock market has recently experienced significant price and volume fluctuations. These fluctuations are often unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. When the market price of a company's stock drops significantly, stockholders often institute securities class action litigation against that company. Any litigation against us could cause us to incur substantial costs, divert the time and attention of our management and other resources, or otherwise harm our business.

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

Item 7A—Quantitative and Qualitative Disclosure About Market Risk

        As of November 29, 2003, we were exposed to market risks, which primarily include changes in U.S. interest rates and foreign currency exchange rates.

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

Item 8—Financial Statements and Supplementary Data

        We have included our consolidated financial statements in this annual report as pages FS-1 through FS-19. We have provided an index to our consolidated financial statements on Page FS-1.

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A—Controls and Procedures

        Our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC's rules and forms.

        The effectiveness of a system of disclosure controls and procedures is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of internal controls, and the risk of fraud. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

        During the fourth quarter of fiscal 2003, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to affect, materially our internal control over financial reporting.

PART III

        We have omitted the information required in Part III of this annual report because we intend to include that information in our definitive proxy statement for our 2004 annual meeting of stockholders, which we expect to file before 120 days after the end of fiscal 2003. We incorporate that information in this annual report by reference to our 2004 proxy statement.

Item 10—Directors and Executive Officers of the Registrant

        We incorporate the information required by this item by reference to the sections captioned "Executive Officers and Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2004 annual proxy statement.

Item 11—Executive Compensation

        We incorporate the information required by this item by reference to the section captioned "Compensation of Directors and Executive Officers" in our 2004 annual proxy statement.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        We incorporate the information required by this item by reference to the sections captioned "Security Ownership of Certain Beneficial Owners and Management" and "Compensation of Directors and Executive Officers—Equity Compensation Plans" in our 2004 annual proxy statement.

Item 13—Certain Relationships and Related Transactions

        We incorporate the information required by this item by reference to the section captioned "Transactions with Related Parties" in our 2004 annual proxy statement.

Item 14—Principal Accountant Fees and Services

        We incorporate the information required by this item by reference to the section captioned "Principal Accountant Fees and Services" in our 2004 annual proxy statement.

PART IV

Item 15—Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        (a)   Financial Statements, Schedules, and Exhibits.    We have listed our consolidated financial statements filed as part of this annual report in the index to consolidated financial statements on page FS-1. We have listed the exhibits filed as part of this annual report in the accompanying exhibit index, which follows the signature page to this annual report.

        (b)   Reports on Form 8-K.    On October 2, 2003, we filed a current report on Form 8-K, which reported our financial results for our fiscal quarter ended September 5, 2003 under Items 12 and 7.

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
Date: February 25, 2004

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

Signature	Title	Date

/s/ JAMES C. BURROWS James C. Burrows	President, Chief Executive Officer and Director (principal executive officer)	February 25, 2004
/s/ J. PHILLIP COOPER J. Phillip Cooper	Executive Vice President, Chief Financial Officer (principal financial and accounting officer)	February 25, 2004
/s/ ROWLAND T. MORIARTY Rowland T. Moriarty	Chairman of the Board	February 25, 2004
/s/ BASIL L. ANDERSON Basil L. Anderson	Director	February 25, 2004
/s/ WILLIAM F. CONCANNON William F. Concannon	Director	February 25, 2004
/s/ FRANKLIN M. FISHER Franklin M. Fisher	Director	February 25, 2004
/s/ CARL KAYSEN Carl Kaysen	Director	February 25, 2004
/s/ RONALD T. MAHEU Ronald T. Maheu	Director	February 25, 2004
/s/ STEVEN C. SALOP Steven C. Salop	Director	February 25, 2004
/s/ CARL SHAPIRO Carl Shapiro	Director	February 25, 2004

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Amended and Restated Articles of Organization
3.2(1)	Amended and Restated By-Laws
4.1(1)	Specimen certificate for common stock
10.1(2)*	1998 Incentive and Nonqualified Stock Option Plan, as amended
10.2(1)*	1998 Employee Stock Purchase Plan
10.3(1)	Amended and Restated Loan Agreement dated as of November 18, 1994, between CRA and The First National Bank of Boston (n/k/a Fleet National Bank), as amended
10.4(1)	Amended and Restated Security Agreement dated as of November 18, 1994, between CRA and The First National Bank of Boston (n/k/a Fleet National Bank)
10.5(1)	Revolving Credit Note of CRA dated as of November 18, 1994, in the principal amount of $2,000,000 payable to The First National Bank of Boston (n/k/a Fleet National Bank)
10.6(1)	Office Lease Agreement dated as of March 1, 1978 between CRA and John Hancock Mutual Life Insurance Company, as amended
10.7(3)	Amendments to Office Lease Agreement dated March 1, 1978 between CRA and John Hancock Mutual Life Insurance Company, as amended
10.8(4)	Fifteenth Amendment to Office Lease Agreement dated March 1, 1978 between CRA and John Hancock Mutual Life Insurance Company, as amended
10.9(1)	Office Lease Agreement dated as of March 6, 1997 between CRA and Deutsche Immobilien Fonds Aktiengesellschaft
10.10(3)	Office Lease dated as of November 29, 1999 between CRA and 1201 F Street, L.L.C., as amended
10.11(1)	Form of consulting agreement with outside experts
10.12(1)	Stock Restriction Agreement between CRA and its pre-IPO stockholders
10.13(5)	First Amendment to Stock Restriction Agreement dated as of March 27, 2003 between CRA and certain holders of pre-IPO stock
21.1	Subsidiaries
23.1	Consent of Ernst & Young LLP, independent auditors
24.1	Power of attorney (included on the signature page to this annual report)
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1	Section 1350 certification

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

(4)
Our annual report on Form 10-K for the fiscal year ended November 30, 2002.

(5)
Our current report on Form 8-K filed May 15, 2003.

CHARLES RIVER ASSOCIATES INCORPORATED

INDEX TO

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Charles River Associates Incorporated

        We have audited the accompanying consolidated balance sheets of Charles River Associates Incorporated (the "Company") as of November 29, 2003 and November 30, 2002, and the related consolidated statements of income, cash flows, and stockholders' equity for each of the three years in the period ended November 29, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Charles River Associates Incorporated at November 29, 2003 and November 30, 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 29, 2003, in conformity with accounting principles generally accepted in the United States.

                      /s/ ERNST & YOUNG LLP

Boston, Massachusetts
January 15, 2004

CHARLES RIVER ASSOCIATES INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	November 29, 2003 (52 weeks)	November 30, 2002 (53 weeks)	November 24, 2001 (52 weeks)
	(In thousands, except per share data)
Revenues	$163,458	$130,690	$109,804
Costs of services	100,168	80,659	65,590

Gross profit	63,290	50,031	44,214
Selling, general and administrative expenses	43,055	36,600	31,556

Income from operations	20,235	13,431	12,658
Interest and other income, net	85	337	1,045

Income before provision for income taxes and minority interest	20,320	13,768	13,703
Provision for income taxes	(8,737)	(5,879)	(5,848)

Income before minority interest	11,583	7,889	7,855
Minority interest	(154)	547	(416)

Net income	$11,429	$8,436	$7,439

Net income per share:
Basic	$1.21	$0.93	$0.82

Diluted	$1.16	$0.91	$0.81

Weighted average number of shares outstanding:
Basic	9,438	9,047	9,107

Diluted	9,843	9,283	9,218

See accompanying notes.

CHARLES RIVER ASSOCIATES INCORPORATED

CONSOLIDATED BALANCE SHEETS

	November 29, 2003	November 30, 2002
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$60,497	$18,846
Short-term investments	32	152
Accounts receivable, net of allowances of $1,606 in 2003 and $1,417 in 2002 for doubtful accounts	31,942	25,705
Unbilled services	17,552	16,201
Prepaid expenses and other assets	3,152	1,976
Deferred income taxes	5,510	1,926

Total current assets	118,685	64,806
Property and equipment, net	12,703	9,397
Goodwill	24,750	24,944
Intangible assets, net of accumulated amortization of $1,366 in 2003 and $991 in 2002	1,157	1,532
Long-term investments	5,154	5,348
Deferred income taxes	—	131
Other assets	1,767	3,011

Total assets	$164,216	$109,169

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,590	$7,894
Accrued expenses	27,508	17,306
Deferred revenue and other liabilities	1,597	910
Current portion of notes payable to former stockholders	1,038	304
Current portion of notes payable	—	683

Total current liabilities	39,733	27,097
Notes payable to former stockholders, net of current portion	1,571	413
Deferred rent	1,839	1,605
Deferred income taxes	1,192	—
Minority interest	1,850	1,696
Commitments and contingencies
Stockholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued	—	—
Common stock, no par value; 25,000,000 shares authorized; 10,176,777 shares in 2003 and 9,011,382 shares in 2002 issued and outstanding	72,792	45,596
Receivable from stockholder	(4,500)	(4,500)
Deferred compensation	(40)	(11)
Retained earnings	48,646	37,217
Foreign currency translation	1,133	56

Total stockholders' equity	118,031	78,358

Total liabilities and stockholders' equity	$164,216	$109,169

See accompanying notes.

CHARLES RIVER ASSOCIATES INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	November 29, 2003 (52 weeks)	November 30, 2002 (53 weeks)	November 24, 2001 (52 weeks)
	(In thousands)
OPERATING ACTIVITIES:
Net income	$11,429	$8,436	$7,439
Adjustments to reconcile net income to net cash provided
by operating activities, net of effect of acquired business:
Depreciation and amortization	3,761	2,968	3,371
Deferred rent	227	(358)	323
Deferred income taxes	(2,266)	(292)	(1,129)
Minority interest	154	(547)	416
Changes in operating assets and liabilities:
Accounts receivable	(5,367)	(1,406)	(3,577)
Unbilled services	(950)	126	(4,188)
Prepaid expenses and other assets	3,554	(811)	(2,140)
Accounts payable, accrued expenses, and other liabilities	11,846	5,303	5,341

Net cash provided by operating activities	22,388	13,419	5,856
INVESTING ACTIVITIES:
Purchase of property and equipment	(6,161)	(3,934)	(3,648)
Sale (purchase) of investments, net	314	(319)	577
Acquisition of business, net of cash acquired	—	(10,517)	—

Net cash used in investing activities	(5,847)	(14,770)	(3,071)
FINANCING ACTIVITIES:
Payments on notes payable to former stockholders	(300)	(320)	(176)
Payments on notes payable, net	(683)	(2,336)	(1,067)
Issuance of common stock, principally stock options	11,129	701	100
Issuance of common stock, net of offering costs	14,980	—	—
Payment for repurchase of NeuCo shares	(300)	—	—

Net cash provided by (used in) financing activities	24,826	(1,955)	(1,143)
Effect of foreign exchange rates on cash and cash equivalents	284	272	(67)

Net increase (decrease) in cash and cash equivalents	41,651	(3,034)	1,575
Cash and cash equivalents at beginning of year	18,846	21,880	20,305

Cash and cash equivalents at end of year	$60,497	$18,846	$21,880

Noncash investing and financing activities:
Issuance of notes payable related to stock repurchase	$2,192	$911	$—

Issuance of notes payable for acquired business	$—	$—	$4,208

Supplemental cash flow information:
Cash paid for taxes	$8,669	$7,091	$5,611

Cash paid for interest	$24	$120	$53

See accompanying notes.

CHARLES RIVER ASSOCIATES INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
	Shares Issued	Amount	Receivable from Stockholder	Deferred Compensation	Retained Earnings	Foreign Currency Translation	Total Stockholders' Equity
	(In thousands, except share data)
BALANCE AT NOVEMBER 25, 2000	9,091,523	$45,737	$(4,500)	$(112)	$21,362	$(149)	$62,338
Net income					7,439		7,439
Foreign currency translation adjustment						(67)	(67)

Comprehensive income							7,372
Issuance of common stock	16,006	100					100
Adjustment to revalue deferred compensation		220		(220)			—
Amortization of deferred compensation				215			215
Adjustment to purchase price of treasury stock					(23)		(23)

BALANCE AT NOVEMBER 24, 2001	9,107,529	46,057	(4,500)	(117)	28,778	(216)	70,002
Net income					8,436		8,436
Foreign currency translation adjustment						272	272

Comprehensive income							8,708
Exercise of stock options	56,500	548					548
Issuance of common stock	7,953	153					153
Shares repurchased and retired	(160,600)	(1,070)					(1,070)
Adjustment to revalue deferred compensation		(92)		92			—
Amortization of deferred compensation				14			14
Adjustment to purchase price of treasury stock					3		3

BALANCE AT NOVEMBER 30, 2002	9,011,382	45,596	(4,500)	(11)	37,217	56	78,358
Net income					11,429		11,429
Foreign currency translation adjustment						1,077	1,077

Comprehensive income							12,506
Exercise of stock options	728,389	11,129					11,129
Issuance of common stock, net of offering costs	513,862	14,980					14,980
Shares repurchased and retired	(76,856)	(2,192)					(2,192)
Tax benefit on stock option exercises		3,361					3,361
Repurchase from minority interest shareholder		(300)					(300)
Adjustment to revalue deferred compensation		218		(218)			—
Amortization of deferred compensation				189			189

BALANCE AT NOVEMBER 29, 2003	10,176,777	$72,792	$(4,500)	$(40)	$48,646	$1,133	$118,031

See accompanying notes.

CHARLES RIVER ASSOCIATES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Description of Business

        Charles River Associates Incorporated (the "Company" or "CRA") is an economic, financial, and business consulting firm that applies advanced analytic techniques and in-depth industry knowledge to complex engagements for a broad range of clients. The Company offers two types of services: legal and regulatory consulting and business consulting. The Company operates in only one business segment, which is consulting services.

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

Fiscal Year

        CRA's fiscal year ends on the last Saturday in November and, accordingly, its fiscal year will periodically contain 53 weeks rather than 52 weeks. Fiscal 2002 was a 53-week year, whereas fiscal 2001 and 2003 were 52-week years.

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

	Year Ended
	November 29, 2003	November 30, 2002	November 24, 2001
Reimbursable expenses billed to clients	$24,879	$19,026	$15,788

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

Goodwill

        Goodwill represents the cost in excess of fair market value of net assets of acquired businesses. Prior to July 1, 2001, goodwill was amortized on a straight-line basis over periods ranging from 15 to 20 years. As more fully described in Note 3 below and in accordance with the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), goodwill is no longer subject to amortization, but monitored annually for impairment, or more frequently if there are other indications of impairment.

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

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and NeuCo, Inc. ("NeuCo"), a company founded by the Company and an affiliate of Commonwealth Energy Systems in June 1997. As of November 29, 2003, CRA's interest in NeuCo is 59.4 percent. In March 2003, NeuCo repurchased and cancelled shares from a minority interest stockholder, which increased CRA's interest in NeuCo to 59.7 percent from 49.7 percent. This transaction has been recorded as an adjustment of capital. At November 30, 2002, our 49.7 percent interest in NeuCo, combined with other considerations, represented control. The portion of the results of operations of NeuCo allocable to its other owners is shown as "minority interest" on the Company's statement of income, and that amount, along with the capital contributions to NeuCo of its other owners, is shown as "minority interest" on the Company's balance sheet. All significant intercompany accounts have been eliminated.

Concentration of Credit Risk

        The Company's billed and unbilled receivables consist of a broad range of clients in a variety of industries located throughout the United States and in other countries. Periodically, the Company has required advanced payment from certain clients. The Company performs a credit evaluation of each of its clients to minimize its collectibility risk and has not required collateral or other security. Historically, the Company has not experienced significant write-offs.

        The Company provides an allowance for doubtful accounts for potentially uncollectible amounts. Activity in the accounts is as follows:

	Fiscal Year
	2003	2002	2001
	(In thousands)
Balance at beginning of period	$1,417	$914	$1,321
Charge (reversal) to cost and expenses	369	503	(373)
Amounts written off	(180)	—	(34)

Balance at end of period	$1,606	$1,417	$914

Deferred Revenue

        Deferred revenue represents amounts paid to the Company in advance of services rendered.

Net Income Per Share

        Basic net income per share represents net income divided by the weighted average shares of common stock outstanding during the period. Diluted net income per share represents net income divided by the weighted average shares of common stock and common stock equivalents. Weighted average shares used in diluted net income per share include 110,805, 236,128, and 405,033 for fiscal 2001, 2002, and 2003, respectively, of common stock equivalents arising from stock options using the treasury stock method.

Stock-Based Compensation

        The Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock-based compensation plans rather than the alternative fair value accounting method provided for under SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" (collectively, SFAS No. 148).

        Pro forma information regarding net income and net income per share is required by SFAS No. 148 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair market value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Year
	2003	2002	2001
Risk-free interest rate	3.0%	2.6%	3.6%

Expected volatility	45%	70%	60%

Weighted average expected life (in years)	4.00	3.11	3.56

Expected dividends	—	—	—

        The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting or trading restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of fair value of its employee stock options. The weighted average fair market value using the Black-Scholes option-pricing model of the options granted was $6.61 in fiscal 2003, $6.50 in fiscal 2002, and $5.52 in fiscal 2001.

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' respective vesting periods. The Company's pro forma information is as follows (in thousands, except for net income per share information):

	Fiscal Year
	2003 (52 weeks)	2002 (53 weeks)	2001 (52 weeks)
Net income—as reported	$11,429	$8,436	$7,439
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,668)	(1,810)	(1,253)

Net income—pro forma	$9,761	$6,626	$6,186

Basic net income per share—as reported	$1.21	$0.93	$0.82

Basic net income per share—pro forma	$1.03	$0.73	$0.68

Diluted net income per share—as reported	$1.16	$0.91	$0.81

Diluted net income per share—pro forma	$0.99	$0.71	$0.67

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

Foreign Currency Translation

        In accordance with SFAS No. 52, "Foreign Currency Translation," balance sheet accounts of the Company's foreign subsidiaries are translated into United States dollars at year-end exchange rates. Operating accounts are translated at average exchange rates for each year. The net gain or loss resulting from the changes in exchange rates during fiscal 2003, 2002, and 2001 have been reported in comprehensive income. The effect of transaction gains and losses amounted to a loss of $305,000 for fiscal 2003, a gain of $123,000 for fiscal 2002 and a loss of $95,000 for fiscal 2001.

Accounting Pronouncements

        In January 2003, and later amended in December 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN No. 46). FIN No. 46 is an interpretation of ARB No. 51 and addresses consolidation by business enterprises of variable interest entities, or VIEs. This interpretation is based on the theory that an enterprise controlling another entity through interests other than voting interests should consolidate the controlled entity. Business enterprises are required under the provisions of this interpretation to identify VIEs, based on specified characteristics, and then determine whether they should be consolidated. An enterprise that holds a majority of the variable interests is considered the primary beneficiary and is the enterprise that should consolidate the VIE. The primary beneficiary of a VIE is also required to include various disclosures in its interim and annual financial statements. Additionally, an enterprise that holds a significant variable interest in a VIE, but that is not the primary beneficiary, is also required to make certain disclosures. This interpretation, as amended, is effective for all enterprises with a variable interest in VIEs created after January 31, 2003. For variable interests in a VIE created before February 1, 2003 the Company is required to apply the provisions of this interpretation to that entity by the end of the first interim or annual reporting period that ends after March 15, 2004. As of November 29, 2003, the Company had no interests in any VIE. The Company does not believe that the adoption of this interpretation will have a material impact on its consolidated financial statements.

2. Business Acquisitions

        On October 18, 2000, CRA acquired the consulting business of Dr. Gordon C. Rausser for $4.75 million in cash. The acquisition price may increase based upon the business meeting specified performance targets over the ensuing three fiscal years. In addition, the Company loaned Dr. Rausser $4.5 million, on a full recourse basis, for the purchase of CRA stock. CRA has accounted for the acquisition as a purchase, and the results have been included in the accompanying statements of income from the date of acquisition. The Company is currently in discussion with Dr. Rausser, who may agree to extend substantially the duration of his exclusive relationship with us, and we may agree to extend the time for the repayment of his loan and for him to meet his specified performance targets.

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

        On May 10, 2002, CRA completed the acquisitions of certain assets of the North American and U.K. operations of the Chemicals and Energy Vertical practice ("CEV") of the then Arthur D. Little corporation ("ADL") for $10.5 million in cash. (Arthur D. Little, Inc.1 is now known as Dehon, Inc.) The acquisitions have been accounted for under the purchase method of accounting. The effective date of the acquisition of the North American business was April 29, 2002, and the effective date of the acquisition of the U.K. business was May 10, 2002. The results of operations related to the acquisitions have been included in the accompanying statements of income from the respective effective dates. Management believes that the CEV acquisitions enhanced CRA's position in consulting to the chemicals and petroleum industries. CRA acquired 75 employee consultants, accounts receivable and the ongoing client projects being handled by the acquired employee consultants. Of the $10.5 million purchase price, $0.9 million was recorded as intangibles, consisting primarily of customer relationships, $2.7 million was recorded primarily as accounts receivable, and the remaining $6.9 million was recorded as goodwill, all of which is expected to be deducted for tax purposes. The portion of the purchase price attributable to goodwill primarily related to the extensive industry experience of the acquired employee consultants.

        The pro forma results of operations had these acquisitions occurred at the beginning of the fiscal year in which each acquisition took place would not be materially different from the results in the accompanying statements of income.

3. Goodwill and Intangible Assets

        In June 2001, the FASB issued SFAS No. 142, which revised the accounting for goodwill and other intangible assets. Specifically, goodwill and intangible assets with indefinite lives are no longer subject to amortization, but are monitored annually for impairment, or more frequently if there are other indicators of impairment. Any impairment would be measured based upon the fair value of the related asset based upon the provisions of SFAS No. 142. The Company elected early adoption of this accounting standard in fiscal 2002. There were no impairment losses related to goodwill due to the application of SFAS No. 142.

1
The "Arthur D. Little" and "ADL" trademarks were purchased by a third party.

        Had CRA's financial statements prior to fiscal 2002 been prepared in accordance with SFAS No. 142, income and net income per share amounts would have been as follows (in thousands, except per share information):

	Fiscal Year
	2003 (52 weeks)	2002 (53 weeks)	2001 (52 weeks)
Net income—as reported	$11,429	$8,436	$7,439
Goodwill amortization net of tax	—	—	502

Net income—pro forma	$11,429	$8,436	$7,941

Basic net income per share—as reported	$1.21	$0.93	$0.82

Basic net income per share—pro forma	$1.21	$0.93	$0.87

Diluted net income per share—as reported	$1.16	$0.91	$0.81

Diluted net income per share—pro forma	$1.16	$0.91	$0.86

        The changes in the carrying amount of goodwill for fiscal year 2003 are as follows (in thousands):

November 29, 2003
Balance at December 1, 2002	$24,944
Adjustments related to CEV acquisition	(194)

Balance at November 29, 2003	$24,750

        Intangible assets consist of the following (in thousands):

	November 29, 2003	November 30, 2002
Noncompetition agreements, net of accumulated amortization of $880 and $698, respectively	$620	$802
Customer relationships, net of accumulated amortization of $206 and $72	464	598
Other intangible assets, net of accumulated amortization of $280 and $221, respectively	73	132

	$1,157	$1,532

        Amortization expense of intangible assets amounted to $375,000, $394,000, and $258,000 in fiscal 2003, 2002, and 2001 respectively. Amortization expense of intangible assets held at November 29, 2003 is estimated to be $366,000, $339,000, $236,000, $137,000, and $75,000 in fiscal 2004, 2005, 2006, 2007, and 2008, respectively.

4. Property and Equipment

        Property and equipment consist of the following:

	November 29, 2003	November 30, 2002
	(In thousands)
Computer equipment and software	$12,657	$9,836
Leasehold improvements	9,014	6,020
Furniture	5,349	4,462

	27,020	20,318
Accumulated depreciation and amortization	14,317	10,921

	$12,703	$9,397

        Depreciation expense was $3.4 million in fiscal 2003, $2.6 million in fiscal 2002, and $2.0 million in fiscal 2001.

5. Accrued Expenses

        Accrued expenses consist of the following:

	November 29, 2003	November 30, 2002
	(In thousands)
Compensation and related expenses	$25,609	$15,681
Other	1,899	1,625

	$27,508	$17,306

6. Financing Arrangement

        In fiscal 2003, the Company had a line of credit agreement that permitted borrowings of up to $2.0 million with interest at the bank's base rate (4.0 percent at November 29, 2003 and 4.25 percent at November 30, 2002). Borrowings under the agreement were secured by the Company's accounts receivable. The terms of the line of credit included certain operating and financial covenants. No borrowings were outstanding as of November 29, 2003 and November 30, 2002. The Company terminated this line of credit in January 2004.

        In January 2004, the Company established a new, revolving line of credit that permits borrowings in an aggregate amount of up to $40 million and matures on January 14, 2006. Outstanding borrowings bear interest either at LIBOR plus an applicable margin or at the prime rate. The applicable margin for LIBOR-based borrowings ranges from 75 basis points to 150 basis points based on the ratio of the Company's consolidated total debt to consolidated trailing 12-month earnings before interest, taxes, depreciation and amortization (EBITDA). The unused portion of the line of credit is subject to a commitment fee of 18 basis points. The line of credit requires the Company to meet certain financial covenants based on the ratios of the Company's consolidated senior debt and consolidated total debt, respectively, to EBITDA, and to maintain minimum consolidated working capital of $25 million. Borrowings under the line of credit are secured by 100% of the stock of the Company's subsidiary, CRA Security Corporation, and 65% of the stock of the Company's foreign subsidiaries, amounting to net assets of approximately $28 million as of November 29, 2003.

7. Employee Benefit Plans

        The Company maintains a profit-sharing retirement plan that covers substantially all full-time employees. Contributions are made at the discretion of the Company and its subsidiaries, and cannot exceed the maximum amount deductible under applicable provisions of the Internal Revenue Code. Contributions amounted to approximately $1.5 million in fiscal 2003, $1.1 million in fiscal 2002, and $1.0 million in fiscal 2001.

8. Leases

        At November 29, 2003, the Company had the following minimum rental commitments for office space, all of which are under non-cancelable operating leases (in thousands):

Fiscal Year	Rental Commitments
2004	$6,772
2005	6,439
2006	5,791
2007	5,405
2008	3,796
Thereafter	6,773

34,976
Future minimum rentals under sublease arrangements	(1,787)

$33,189

        Certain office leases contain renewal options which the Company may exercise at its discretion, which were not included in the amounts above.

        Rent expense amounted to approximately $8.2 million in fiscal 2003, $6.9 million in fiscal 2002, and $5.3 million in fiscal 2001.

9. Common Stock

        In 1998, the Company's Board of Directors authorized the Company to amend and restate an Exit Agreement with certain stockholders (as so amended and restated, the "Stock Restriction Agreement"). The Stock Restriction Agreement prohibits each person who was a stockholder of the Company before the closing of the Initial Public Offering ("Offering") from selling or otherwise transferring a portion of the shares of common stock held immediately before the Offering without the consent of the Board of Directors of the Company for a specified period of time after the Offering. In addition, the Stock Restriction Agreement allows the Company to repurchase a portion of such stockholder's shares of common stock at a substantial discount from market value should the stockholder leave CRA during the restriction period (other than for death or retirement for disability), with a larger discount if they were to compete with CRA after their departure.

        In fiscal 2003 and 2002, CRA repurchased and retired shares of common stock from certain stockholders, who were former employees, based on the provisions of the Stock Restriction Agreement. Payments are due to the former employees in three equal annual installments. Interest is payable annually on outstanding balances based on the average prime rate for that year.

        In August 2003, CRA completed a public offering of 513,862 shares of common stock, which generated approximately $15.0 million of proceeds, which is net of offering costs. In addition, 728,389 options were exercised for $11.1 million of proceeds in fiscal 2003.

10. Stock-Based Compensation

        The Company has adopted the 1998 Incentive and Nonqualified Stock Option Plan (the "Plan"), which originally provided for the grant of options to purchase up to 970,000 shares of common stock. In January 2001, the stockholders approved an amendment to the Plan increasing the number of shares issuable under the Plan to 1,870,000. In April 2002, the stockholders approved an amendment to the Plan increasing the number of shares issuable under the Plan from 1,870,000 to 2,470,000 and adding a provision automatically increasing the maximum number of shares on an annual basis by the lesser of 400,000 shares or 4% of the number of shares of common stock outstanding at the end of each fiscal year. Options are to be granted at an exercise price equal to the fair market value of the shares of common stock at the date of grant. Vesting terms are determined at the discretion of the Board of Directors and generally range from immediate vesting to vesting at various rates over five years. All options terminate 10 years after the date of grant. A summary of option activity is as follows:

	Options	Weighted Average Exercise Price
Outstanding at November 25, 2000	887,100	$18.01
Fiscal 2001:
Granted	679,600	12.98
Canceled	(78,000)	18.14

Outstanding at November 24, 2001	1,488,700	15.75
Fiscal 2002:
Granted	582,820	14.57
Exercised	(56,500)	9.70
Canceled	(156,000)	18.50

Outstanding at November 30, 2002	1,859,020	15.33
Fiscal 2003:
Granted	440,030	19.09
Exercised	(728,389)	15.28
Canceled	(68,101)	15.49

Outstanding at November 29, 2003	1,502,560	$16.45

Options available for grant at November 29, 2003	541,106

Options exercisable:
At November 29, 2003	535,816	$17.02

Weighted average remaining contractual life at November 29, 2003	7.72 years
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at November 29, 2003	Weighted-Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable at November 29, 2003	Weighted- Average Exercise Price
$8.88 — $13.65	434,674	7.74	$11.37	117,296	$10.96
$13.75 — $17.45	498,748	8.29	$14.93	132,273	$14.84
$17.49 — $22.81	492,238	7.39	$21.02	224,597	$19.47
$23.00 — $34.41	76,900	6.00	$25.88	61,650	$24.27

Total	1,502,560	7.72	$16.45	535,816	$17.02

        The Company has adopted the 1998 Employee Stock Purchase Plan. The Stock Purchase Plan authorizes the issuance of up to an aggregate of 243,000 shares of common stock to participating employees at a purchase price equal to 85 percent of fair market value on either the first or the last day of the one-year offering period under the Stock Purchase Plan. During fiscal 2001, 16,006 shares were issued under the Stock Purchase Plan. In fiscal 2002 and 2003, there were no offering periods under the Stock Purchase Plan and no shares were issued.

        Options granted to non-employee consultants, amounting to options for the purchase of 40,500 shares of common stock at November 29, 2003, are accounted for at fair value in accordance with SFAS No. 123. During fiscal 2003 and 2001, $189,000 and $188,000, respectively, was charged to compensation expense, while in fiscal 2002, $14,000 was credited to compensation expense in connection with these options.

11. Business Segment and Geographic Information

        CRA operates in only one business segment, which is consulting services. Revenue and long-lived assets by geographic region, based on the physical location of the operation to which the revenues or the assets relate, are as follows (in thousands):

	Fiscal Year
	2003 (52 weeks)	2002 (53 weeks)	2001 (52 weeks)
Revenue:
United States	$138,846	$113,372	$99,446
United Kingdom	15,683	10,306	4,812
Other	8,929	7,012	5,546

Total foreign	24,612	17,318	10,358

	$163,458	$130,690	$109,804

	November 29, 2003	November 30, 2002	November 24, 2001
Long-lived assets (property and equipment, net):
United States	$9,185	$7,701	$6,344
United Kingdom	2,464	504	381
Other	1,054	1,192	844

Total foreign	3,518	1,696	1225

	$12,703	$9,397	$7,569

12. Income Taxes

        The provision (credit) for income taxes consists of the following:

	Fiscal Year
	2003 (52 weeks)	2002 (53 weeks)	2001 (52 weeks)
	(In thousands)
Currently payable:
Federal	$9,538	$4,430	$5,734
Foreign	(194)	865	354
State	1,654	876	889

	10,998	6,171	6,977
Deferred:
Federal	(2,255)	(199)	(960)
Foreign	392	(57)	—
State	(398)	(36)	(169)

	(2,261)	(292)	(1,129)

	$8,737	$5,879	$5,848

        A reconciliation of the Company's tax rates with the federal statutory rate is as follows:

	Fiscal Year
	2003	2002	2001
Federal statutory rate	35.0%	34.3%	34.3%
State income taxes, net of federal income tax benefit	6.2	6.2	6.0
Foreign net operating losses not benefited	1.2	2.1	2.1
NeuCo net operating losses not benefited	—	1.3	—
Foreign net operating loss carryforward benefit	—	(1.0)	—
Other	0.6	(0.2)	0.3

	43.0%	42.7%	42.7%

        Components of the Company's deferred tax assets (liabilities) are as follows:

	November 29, 2003	November 30, 2002
	(In thousands)
Deferred tax assets:
Accrued compensation and related expense	$5,614	$2,297
Allowance for doubtful accounts	566	495
Net operating loss carryforwards	800	591
Valuation allowance	(576)	(591)

	6,404	2,792
Deferred tax liabilities:
Excess tax over book depreciation and amortization	1,782	340
Other	304	395

	2,086	735

Net deferred tax assets	$4,318	$2,057

        At November 29, 2003, the Company has foreign net operating loss carryforwards aggregating approximately $2.4 million, of which $417,000 begins to expire in 2012.

13. Related-Party Transactions

        The Company made payments to stockholders of the Company who performed consulting services for the Company in the amounts of $11.2 million in fiscal 2003, $9.0 million in fiscal 2002 and $7.9 million in fiscal 2001. These payments to outside experts are for consulting services performed for our clients in the ordinary course of business.

14. Quarterly Financial Data (Unaudited)

	Quarter Ended
	February 21, 2003 (12 weeks)	May 16, 2003 (12 weeks)	September 5, 2003 (16 weeks)	November 29, 2003 (12 weeks)
	(In thousands, except per share data)
Revenues	$34,785	$40,245	$49,410	$39,018
Gross profit	13,087	14,984	19,381	15,838
Income from operations	3,826	4,635	6,039	5,735
Income before provision for income taxes and minority interest	3,820	4,828	5,954	5,718
Minority interest	(41)	11	(11)	(113)
Net income	2,207	2,822	3,401	2,999
Basic net income per share	0.24	0.31	0.36	0.29
Diluted net income per share	0.24	0.30	0.34	0.28

	Quarter Ended
	February 15, 2002 (12 weeks)	May 10, 2002 (12 weeks)	August 30, 2002 (16 weeks)	November 30, 2002 (13 weeks)
	(In thousands, except per share data)
Revenues	$24,202	$28,016	$42,027	$36,445
Gross profit	9,525	10,750	16,429	13,327
Income from operations	2,613	2,602	4,675	3,541
Income before provision for income taxes and minority interest	2,721	2,711	4,614	3,722
Minority interest	(28)	344	52	179
Net income	1,564	2,003	2,587	2,282
Basic net income per share	0.17	0.22	0.29	0.25
Diluted net income per share	0.17	0.22	0.28	0.25

        The Company's fiscal year is based on 13 four-week billing cycles to clients and, consequently, CRA has established quarters that are divisible by four-week periods. As a result, the first, second, and fourth quarters of each fiscal year are 12-week periods, and the third quarter of each fiscal year is a 16-week period. However, the fourth quarter in fiscal 2002 was 13 weeks long. Accordingly, period-to-period comparisons of our results of operations are not necessarily meaningful if the periods being compared have different lengths.

        On April 29, 2002 and May 10, 2002, CRA acquired certain assets of the North American and U.K. operations, respectively, of Arthur D. Little's Chemical and Energy practice. Each of these acquisitions was accounted for under purchase accounting, and the results of operations for each of these acquisitions have been included in the accompanying statements of income from the respective dates of acquisition.