Form 10-Q
period 2004-02-20
CHARLES RIVER ASSOCIATES INC
filed 2004-04-01
CIK 1053706

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 20, 2004
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

As of March 30, 2004 CRA had outstanding 10,160,652 shares of common stock.

Charles River Associates Incorporated

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Charles River Associates Incorporated

Consolidated Statements of Income (unaudited)

(In thousands, except per share data)

	Twelve Weeks Ended
	February 20, 2004	February 21, 2003
Revenues	$38,501	$34,785
Costs of services	21,960	21,698

Gross profit	16,541	13,087
Selling, general and administrative expenses	11,639	9,261

Income from operations	4,902	3,826
Interest and other income (expense), net	(201)	(6)

Income before provision for income taxes and minority interest	4,701	3,820
Provision for income taxes	(2,021)	(1,572)

Income before minority interest	2,680	2,248
Minority interest	(107)	(41)

Net income	$2,573	$2,207

Net income per share:
Basic	$0.25	$0.24

Diluted	$0.24	$0.24

Weighted average number of shares outstanding:
Basic	10,183	9,011

Diluted	10,734	9,165

See accompanying notes.

Charles River Associates Incorporated

Consolidated Balance Sheets

(In thousands, except share data)

	February 20, 2004	November 29, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$60,843	$60,497
Short-term investments	32	32
Accounts receivable, net of allowances of $1,742 in 2004 and $1,606 in 2003 for doubtful accounts	31,040	31,942
Unbilled services	20,814	17,552
Prepaid expenses and other assets	1,903	3,152
Deferred income taxes	5,542	5,510

Total current assets	120,174	118,685
Property and equipment, net	12,861	12,703
Goodwill	24,750	24,750
Intangible assets, net of accumulated amortization of $1,451 in 2004 and $1,366 in 2003	1,072	1,157
Long-term investments	5,047	5,154
Other assets	1,776	1,767

Total assets	$165,680	$164,216

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$8,624	$9,590
Accrued expenses	25,812	27,508
Deferred revenue and other liabilities	1,774	1,597
Current portion of notes payable to former stockholders	1,079	1,038

Total current liabilities	37,289	39,733
Notes payable to former stockholders, net of current portion	1,571	1,571
Deferred rent	2,098	1,839
Deferred income taxes	1,259	1,192
Minority interest	1,957	1,850
Commitments and contingencies
Stockholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 10,195,475 shares in 2004 and 10,176,777 in 2003 issued and outstanding	73,111	72,792
Receivable from stockholder	(4,500)	(4,500)
Deferred compensation	(24)	(40)
Retained earnings	51,219	48,646
Foreign currency translation	1,700	1,133

Total stockholders' equity	121,506	118,031

Total liabilities and stockholders' equity	$165,680	$164,216

See accompanying notes.

Charles River Associates Incorporated

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Twelve Weeks Ended
	February 20, 2004	February 21, 2003
Operating activities:
Net income	$2,573	$2,207
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	611	730
Deferred rent	256	740
Deferred income taxes	(4)	—
Minority interest	107	42
Changes in operating assets and liabilities:
Accounts receivable	1,326	(3,151)
Unbilled services	(3,068)	793
Prepaid expenses and other assets	1,343	382
Accounts payable, accrued expenses, and other liabilities	(2,852)	3,891

Net cash provided by operating activities	292	5,634
Investing activities:
Purchase of property and equipment	(268)	(1,169)
Sale of investments, net	107	831

Net cash used in investing activities	(161)	(338)
Financing activities:
Payments on notes payable, net	—	(666)
Issuance of common stock upon exercise of stock options	238	—

Net cash provided by (used in) financing activities	238	(666)
Effect of foreign exchange rates on cash and cash equivalents	(23)	80

Net increase in cash and cash equivalents	346	4,710
Cash and cash equivalents at beginning of period	60,497	18,846

Cash and cash equivalents at end of period	$60,843	$23,556

Supplemental cash flow information:
Cash paid for income taxes	$611	$359

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

2.     Unaudited Interim Consolidated Financial Statements and Estimates

The consolidated statements of income for the twelve weeks ended February 20, 2004 and February 21, 2003, the consolidated balance sheet as of February 20, 2004, and the consolidated statements of cash flows for the twelve weeks ended February 20, 2004 and February 21, 2003, are unaudited. The November 29, 2003 balance sheet is derived from CRA's audited financial statements included in its Annual Report on Form 10-K as of that date. In the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of CRA's consolidated financial position, results of operations, and cash flows.

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

3.     Principles of Consolidation

The consolidated financial statements include the accounts of CRA, its wholly owned subsidiaries, and NeuCo, Inc. ("NeuCo"), a company founded by CRA and an affiliate of Commonwealth Energy Systems in June 1997. As of February 20, 2004, CRA's interest in NeuCo is 59.3 percent. In March 2003, NeuCo repurchased and cancelled shares from a minority interest stockholder, which increased CRA's interest in NeuCo to 59.7 percent from 49.7 percent. This transaction has been recorded as an adjustment of capital. The portion of the results of operations of NeuCo allocable to its other owners is shown as "minority interest" on CRA's statement of income, and that amount, along with the capital contributions to NeuCo of its other owners, is shown as "minority interest" on CRA's balance sheet. All significant intercompany accounts have been eliminated.

4.     Fiscal Year

CRA's fiscal year ends on the last Saturday in November, and accordingly, its fiscal year will periodically contain 53 weeks rather than 52 weeks. Both fiscal 2004 and 2003 are 52-week years. In a 52-week year, each of CRA's first, second, and fourth quarters includes twelve weeks, and its third quarter includes sixteen weeks. In a 53-week year, the fourth quarter includes thirteen weeks.

5.     Revenue Recognition

Revenues from most engagements are recognized as services are provided based upon hours worked and contractually agreed-upon hourly rates, as well as a computer services fee based upon hours worked. Some revenues are derived from fixed-price engagements, for which revenue is recognized on a proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. Losses are provided for at the earliest date by which they are identified. Revenues also include reimbursements, or expenses billed to clients, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. These reimbursable expenses included in revenues are as follows (in thousands):

	Twelve Weeks Ended
	February 20, 2004	February 21, 2003
Reimbursable expenses billed to clients	$5,049	$5,167

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

7.     Goodwill and Other Intangible Assets

Goodwill represents the cost in excess of fair market value of net assets of acquired businesses. In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), which revised the accounting for goodwill and other intangible assets. Specifically, goodwill and intangible assets with indefinite lives are no longer be subject to amortization, but are monitored annually for impairment, or more frequently if there are indicators of impairment. Any impairment would be measured based upon the fair value of the related asset based on the provisions of SFAS No. 142. If CRA determines through the impairment review process that goodwill has been impaired, it would record the impairment charge in its statement of income. There were no impairment losses related to goodwill due to the application of SFAS No. 142 in fiscal 2003, nor were there any indications of impairment in the twelve weeks ended February 20, 2004.

Intangible assets consist principally of costs allocated to non-compete agreements, which are amortized on a straight-line basis over the related terms of the agreements (seven to ten years), and customer relationships, which are amortized on a straight-line basis over five years.

8.     Impairment of Long-Lived Assets

CRA reviews the carrying value of its long-lived assets (primarily property and equipment and intangible assets) to assess the recoverability of these assets whenever events indicate that impairment may have occurred. As part of this assessment, CRA reviews the future undiscounted operating cash flows expected to be generated by those assets. If impairment is indicated through this review, the carrying amount of the asset would be reduced to its estimated fair value.

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

	Twelve Weeks Ended
	February 20, 2004	February 21, 2003
Basic weighted average shares outstanding	10,183	9,011
Weighted average equivalent shares	551	154

Diluted weighted average shares outstanding	10,734	9,165

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' respective vesting periods. CRA's pro forma information is as follows (in thousands, except for net income per share information):

	Twelve Weeks Ended
	February 20, 2004	February 21, 2003
Net income—as reported	$2,573	$2,207
Less stock-based compensation expense determined under fair value method for all stock options, net of related income tax benefit	$(330)	$(479)

Net income—pro forma	$2,243	$1,728

Basic net income per share—as reported	$0.25	$0.24

Basic net income per share—pro forma	$0.22	$0.19

Diluted net income per share—as reported	$0.24	$0.24

Diluted net income per share—pro forma	$0.21	$0.19

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

12.   Comprehensive Income

Comprehensive income represents net income reported by CRA in the accompanying consolidated statements of income adjusted for changes in CRA's foreign currency translation account. A reconciliation is as follows (in thousands):

	Twelve Weeks Ended
	February 20, 2004	February 21, 2003
Net income	$2,573	$2,207
Change in foreign currency translation	567	314

Comprehensive income	$3,140	$2,521

13.   Foreign Currency Translation

In accordance with SFAS No. 52, "Foreign Currency Translation," balance sheet accounts of CRA's foreign subsidiaries are translated into United States dollars at period-end exchange rates. Operating accounts are translated at average exchange rates for each reporting period. The net gain or loss resulting from the changes in exchange rates during the twelve weeks ended February 20, 2004 and February 21, 2003 have been reported in comprehensive income. Transaction gains and losses are recorded in interest and other income, net, in the consolidated statements of income.

14.   Business Acquisition

On March 18, 2004, CRA announced that it has agreed to acquire privately held InteCap, Inc., a leading intellectual property consulting firm in the United States that specializes in economic, financial, and strategic issues related to intellectual property and complex commercial disputes. Under the terms of the agreement, CRA will purchase InteCap from InteCap's institutional investor, GTCR Golder Rauner, LLC, members of InteCap's management, and other shareholders for approximately $81.7 million, including an assumed $3.0 million liability. CRA plans to fund the purchase price from existing cash resources and borrowings under its $40.0 million line of credit. The acquisition has been approved by the boards of directors of both companies. The acquisition is expected to close in the second quarter of fiscal 2004, but remains subject to various closing conditions.

15.   Accounting Pronouncement

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (as later amended in December 2003, FIN No. 46). FIN No. 46 is an interpretation of ARB No. 51 and addresses consolidation by business enterprises of variable interest entities, or VIEs. This interpretation is based on the theory that an enterprise controlling another entity through interests other than voting interests should consolidate the controlled entity. Business enterprises are required under the provisions of this interpretation to identify VIEs, based on specified characteristics, and then determine whether they should be consolidated. An enterprise that holds a majority of the variable interests is considered the primary beneficiary and is the enterprise that should consolidate the VIE. The primary beneficiary of a VIE is also required to include various disclosures in its interim and annual financial statements. Additionally, an enterprise that holds a significant variable interest in a VIE, but that is not the primary beneficiary, is also required to make certain disclosures. This interpretation, as amended, is effective for all enterprises with a variable interest in VIEs created after January 31, 2003. For variable interests in a VIE created before February 1, 2003 CRA would be required to apply the provisions of this interpretation to that entity by the end of the first interim or annual reporting period that ends after March 15, 2004. As of February 20, 2004, CRA had no interests in any VIE. CRA does not believe that the adoption of this interpretation will have a material impact on its consolidated financial statements.

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

Revenues also include reimbursements, or expenses billed to clients, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. These reimbursable expenses included in revenues are as follows (in thousands):

	Twelve Weeks Ended
	February 20, 2004	February 21, 2003
Reimbursable expenses billed to clients	$5,049	$5,167

We recognize revenues for services only in those situations where collection from the client is reasonably assured. Our normal payment terms are 30 days from invoice date. For the twelve weeks ended February 20, 2004 and February 21, 2003, our average days sales outstanding for billed and unbilled accounts receivable were 108 days and 103 days, respectively. We calculate DSOs by dividing the sum of our accounts receivable and unbilled services balance, net of deferred revenue, at the end of the quarter by daily revenues. Daily revenues are calculated by dividing quarter revenues by the number of days in a quarter. Our project managers and finance personnel monitor payments from our clients and assess any collection issues. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. We base our estimates on our historical collection experience, current trends, credit policy, and relationship of our accounts receivable and revenues. In determining these estimates, we examine historical write-offs of our receivables and review client accounts to identify any specific customer collection issues. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Our failure to estimate accurately the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition, and results of operations. As of February 20, 2004 and November 29, 2003, $1.7 million and $1.6 million, respectively, were provided for doubtful accounts.

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

In accordance with SFAS No. 142, which we adopted in fiscal 2002, we ceased amortizing goodwill arising from acquisitions. In lieu of amortization, we perform an impairment review of our goodwill annually, or more frequently if there are indicators of impairment. There were no impairment losses related to goodwill due to the application of SFAS No. 142 in fiscal 2003, nor were there any indications of impairment in the twelve weeks ended February 20, 2004. If we determine through the impairment review process that goodwill has been impaired, we would record the impairment charge in our statement of income. The net amount of goodwill was approximately $24.8 million as of February 20, 2004.

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

As part of this assessment, we review the expected future undiscounted cash flows to be generated by the assets. When we determine that the carrying value of intangible assets may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. The net amount of intangible assets was approximately $1.1 million as of February 20, 2004.

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

Results of Operations—Twelve weeks Ended February 20, 2004 Compared to Twelve weeks Ended February 21, 2003

Revenues.    Revenues increased $3.7 million, or 10.7%, to $38.5 million for the first quarter of fiscal 2004 from $34.8 million for the first quarter of fiscal 2003. We experienced revenue increases during the first quarter of fiscal 2004 primarily in our finance and competition practice areas, as well as an increase in NeuCo revenue. These increases were partially offset by a revenue decrease in our materials and manufacturing and chemicals and petroleum practice areas. The increase in revenues was effected by an increase in utilization and increased billing rates for our employee consultants. The total number of employee consultants increased to 350 at the end of the first quarter of fiscal 2004 from 348 at the end of the first quarter of fiscal 2003. Utilization was 74% for the first quarter of fiscal 2004 as compared with 71% for the first quarter of fiscal 2003. Revenues derived from fixed-price engagements decreased to 9.3% of total revenues for the first quarter of fiscal 2004 from 25.9% for the first quarter of fiscal 2003.

Costs of Services.    Costs of services increased by $0.3 million, or 1.2%, to $22.0 million in the first quarter of fiscal 2004 from $21.7 million in the first quarter of fiscal 2003. The increase was due primarily to an overall increase in compensation expense for our employee consultants of $0.3 million. Reimbursable expenses decreased $0.1 million, or 2.3%, to $5.1 million from $5.2 million. As a percentage of revenues, costs of services decreased to 57.0% in the first quarter of fiscal 2004 from 62.4% in the first quarter of fiscal 2003. The decrease as a percentage of revenues was due primarily to increased leverage arising from higher utilization of our employee consultants.

Selling, General, and Administrative.    Selling, general, and administrative expenses increased by $2.4 million, or 25.7%, to $11.6 million in the first quarter of fiscal 2004 from $9.3 million in the first quarter of fiscal 2003. The increase was due to an increase in commission payments to outside experts of $1.0 million, an increase in overall compensation to our administrative staff of $0.4 million, an increase in bad debt expense of $0.3 million, and an increase in other selling, general and administrative expenses of $0.7 million. As a percentage of revenues, selling, general, and administrative expenses increased to 30.2% in the first quarter of fiscal 2004 from 26.6% in the first quarter of fiscal 2003. The primary contributors to the increase as a percentage of revenues were relative increases in commission payments to outside experts, bad debt expense, legal and other professional fees, recruiting fees, and travel expenses. These increases were partially offset by the relative decreases in rent and other costs that are principally fixed in nature, due to an overall increase in revenue at a greater rate than the increases in those selling, general, and administrative expenses.

Interest and Other Income (Expense), Net.    Net interest and other expense increased by $195,000, to $201,000 in the first quarter of fiscal 2004 from $6,000 in the first quarter of fiscal 2003. This increase resulted primarily from foreign exchange losses. Interest income increased slightly due to the overall increase in cash and investment balances.

Provision for Income Taxes.    The provision for income taxes increased by $0.4 million, to $2.0 million in the first quarter of fiscal 2004 from $1.6 million in the first quarter of fiscal 2003. Our effective income tax rate increased to 43.0% in the first quarter of fiscal 2004 from 41.2% in the first quarter of fiscal 2003. The lower rate in the first quarter of fiscal 2003 was due primarily to the expected tax benefits to be realized in fiscal 2003 by utilizing certain foreign net operating losses incurred in prior years. For fiscal 2003 our tax rate was 43.0%.

Minority Interest.    Minority interest in the results of operations of NeuCo changed to $107,000 in the first quarter of fiscal 2004 from $41,000 in the first quarter of fiscal 2003 due to an increase in profits in NeuCo.

Net Income.    Net income increased by $0.4 million, or 16.6%, to $2.6 million in the first quarter of fiscal 2004 from $2.2 million in the first quarter of fiscal 2003. Diluted net income per share remained unchanged at $0.24 per share. Net income increased at a greater rate than diluted net income per share due to the dilutive impact of the additional shares issued as a result of: the public offering of our common stock completed in August 2003; the exercise of approximately 728,000 stock options during fiscal 2003; and an increase in the number of outstanding in-the-money stock options.

Liquidity and Capital Resources

General.    In the first quarter of fiscal 2004, we had a net increase in cash and cash equivalents of $0.3 million. We completed the quarter with cash and cash equivalents of $60.8 million, short-term and long-term investments of $5.1 million, and working capital of $82.9 million.

On March 18, 2004, we announced that we have agreed to acquire InteCap, Inc. Under the terms of the agreement, we will purchase InteCap from InteCap's institutional investor, GTCR Golder Rauner, LLC, members of InteCap's management, and other shareholders for approximately $81.7 million, including an assumed $3.0 million liability. We will pay approximately $78.7 million in cash upon closing of this transaction. We plan to fund the purchase price from existing cash resources and borrowings under our line of credit. We expect to complete the acquisition in the second quarter of fiscal 2004, but completion of the acquisition is subject to various closing conditions. While we have sufficient sources of cash to complete this acquisition, because of the size of the acquisition, we may seek to augment our existing financial resources by pursuing other forms of debt or equity financing, including public and private offerings of our common stock, convertible subordinated debt, or other securities, as well as additional lines of credit. If we decide to pursue any of the foregoing means of raising additional capital, there can be no assurance that we will be able to complete any transaction on terms acceptable to us.

We believe that current cash balances, cash generated from operations, amounts available under our bank line of credit, and other available sources of financing as noted above, will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

Sources of Cash in the twelve weeks ended February 20, 2004.    During the first quarter of fiscal 2004, we generated cash primarily from two sources: cash provided by our operating activities and proceeds from the exercise of stock options. Our operating activities provided net cash of $0.3 million, resulting primarily from net income of $2.6 million, a decrease in accounts receivable of $1.3 million, and a decrease in prepaid expenses and other assets of $1.3 million. The increase in cash generated from operating activities was offset in part by a decrease in accounts payable, accrued expenses and other liabilities of $2.9 million. During the first quarter of fiscal 2004, we received $238,000 in proceeds from the exercise of stock options.

Additional Cash Resources.    On January 14, 2004, we entered into a senior loan agreement with Citizens Bank of Massachusetts for a two-year, $40.0 million revolving line of credit. Subject to the terms of the agreement, we may use borrowings under this line of credit for acquisition financing, working capital, general corporate purposes, letters of credit, and foreign exchanges contracts. As of February 20, 2004, no borrowings were outstanding under this line of credit. We must repay any borrowings under the line of credit no later than January 14, 2006.

Borrowings under our credit facility bear interest, at our option, either at LIBOR plus an applicable margin or at the prime rate. Applicable margins range from 0.75% to 1.50%, depending on the ratio of our consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the preceding four fiscal quarters, subject to various adjustments stated in the senior loan agreement. These margins are adjusted both quarterly and each time we borrow under the credit facility. A commitment fee of 0.18% is payable on the unused portion of the credit facility. Borrowings under the credit facility are secured by 100% of the stock of our U.S. subsidiary

CRA Security Corporation and by 65% of the stock of our foreign subsidiaries, amounting to net assets of approximately $27.5 million as of February 20, 2004.

As part of our business, we regularly evaluate opportunities to acquire other consulting firms, practices or groups or other businesses. In recent years, we have typically paid for acquisitions with cash, and we may continue to do so in the future. To pay for an acquisition, we may use cash on hand, cash generated from our operations or borrowings under our revolving credit facility, or we may pursue other forms of debt or equity financing, including public and private offerings of common stock, convertible subordinated debt securities, or other securities, as well as additional lines of credit. Our ability to secure short-term and long-term debt or equity financing in the future will depend on several factors, including our future profitability, the levels of our debt and equity and the overall credit and equity market environments.

In connection with our acquisition of the consulting business of Dr. Rausser, we loaned Dr. Rausser $4.5 million, which he used to purchase shares of our common stock. In March 2004, Dr. Rausser satisfied $2.5 million of this obligation by selling us 73,531 shares of our common stock and paying us the balance in cash. The remaining $2.0 million is scheduled to be repaid in November 2004 and is collateralized by shares of our common stock.

Uses of Cash in the twelve weeks ended February 20, 2004.    During first quarter of fiscal 2004, we used cash primarily for capital expenditures. We spent $0.3 million to purchase property and equipment.

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

As of February 20, 2004, we had non-competition agreements with 34 of our outside experts. The limitation or termination of any of their relationships with us, or competition from any of them after these agreements expire, could harm our reputation, reduce our business opportunities and adversely affect our revenues and results of operations.

To meet our long-term growth targets, we need to establish ongoing relationships with additional outside experts who have reputations as leading experts in their fields. We may be unable to establish relationships with any additional outside experts. In addition, any relationship that we do establish may not help us meet our objectives or generate the revenues or earnings that we anticipate.

The acquisition of InteCap is not complete

We have not completed our acquisition of InteCap, and the acquisition is subject to several closing conditions. These closing conditions include, among other matters, the absence of any material adverse effect on InteCap, the execution of employment agreements with a group of InteCap's key managing directors, reasonably satisfactory assurances that the merger does not create more than a specified number of irreconcilable client conflicts, and the execution of general releases by certain InteCap employees, which InteCap has made a condition to the receipt by those employees of certain payments specified in the merger agreement. In addition, the merger agreement may be terminated by either party if the merger is not completed by May 31, 2004. If any of the closing conditions is not satisfied, we may be unwilling or unable to complete the acquisition, which may adversely affect our business and business prospects and may also cause the market price of our common stock to decline.

Acquisitions may disrupt our operations or adversely affect our results

We regularly evaluate opportunities to acquire other businesses. The expenses we incur evaluating and pursuing acquisitions could have a material adverse effect on our results of operations. If we acquire a business, such as the pending acquisition of InteCap, we may be unable to manage it profitably or successfully integrate its operations with our own. Moreover, we may be unable to realize the financial, operational, and other benefits we anticipate from any acquisition. Competition for future acquisition opportunities in our markets could increase the price we pay for businesses we acquire and could reduce the number of potential acquisition targets. Further, acquisitions may involve a number of special financial and business risks, such as:

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

Our clients may be unable to pay us for our services

Our clients include some companies that may from time to time encounter financial difficulties. If a client's financial difficulties become severe, the client may be unwilling or unable to pay our invoices in the ordinary course of business, which could adversely affect collections of both our accounts receivable and unbilled services. On occasion, some of our clients have entered bankruptcy, which has prevented us from collecting amounts owed to us. The bankruptcy of a client with a substantial receivable could have a material adverse effect on our financial condition and results of operations. A small number of clients who have paid sizable invoices later declared bankruptcy, and a court determination that we were not properly entitled to that payment may require repayment of some or all of the amount we received, which could adversely affect our financial condition and results of operations.

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

The price of our common stock may be volatile

Our stock price has been volatile. Over the period from February 22, 2003 to February 20, 2004, the trading price of our common stock ranged from $16.01 to $37.76. Many factors may cause the market price of our common stock to fluctuate significantly, including the following:

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

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

As of February 20, 2004, we were exposed to market risks, which primarily include changes in U.S. interest rates and foreign currency exchange rates.

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

During the first quarter of fiscal 2004, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to affect, materially our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

We are not a party to any legal proceedings the outcome of which, in the opinion of our management, would have a material adverse effect on our business, financial condition, or results of operations.

ITEM 6. Exhibits and Reports on Form 8-K

(a)    Exhibits

Item No.	Description
10.1	Loan agreement dated as of January 14, 2004 between CRA and Citizens Bank of Massachusetts
10.2	Stock pledge agreement dated as of January 14, 2004 between CRA and Citizens Bank of Massachusetts
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1	Section 1350 certification

(b)    Reports on Form 8-K

On January 15, 2004, we filed a current report on Form 8-K, which furnished information under Item 12 regarding our financial results for our fiscal quarter ended November 29, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARLES RIVER ASSOCIATES INCORPORATED
Date: April 1, 2004	By:	/s/ JAMES C. BURROWS James C. Burrows President, Chief Executive Officer
Date: April 1, 2004	By:	/s/ J. PHILLIP COOPER J. Phillip Cooper Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Item No.	Description
10.1	Loan agreement dated as of January 14, 2004 between CRA and Citizens Bank of Massachusetts
10.2	Stock pledge agreement dated as of January 14, 2004 between CRA and Citizens Bank of Massachusetts
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1	Section 1350 certification

QuickLinks

INDEX
  PART I. FINANCIAL INFORMATION
  ITEM 1. Financial Statements
Charles River Associates Incorporated Consolidated Statements of Income (unaudited) (In thousands, except per share data)
Charles River Associates Incorporated Consolidated Balance Sheets (In thousands, except share data)
Charles River Associates Incorporated Consolidated Statements of Cash Flows (unaudited) (In thousands)
Charles River Associates Incorporated Notes to Consolidated Financial Statements (Unaudited)
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3. Quantitative and Qualitative Disclosure About Market Risk
  ITEM 4. Controls and Procedures
  PART II. OTHER INFORMATION
  ITEM 1. Legal Proceedings
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX