Form 10-Q
period 2004-05-14
CHARLES RIVER ASSOCIATES INC
filed 2004-06-28
CIK 1053706

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 14, 2004
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

As of June 24, 2004 CRA had outstanding 9,665,542 shares of common stock.

Charles River Associates Incorporated

PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements

Charles River Associates Incorporated
Consolidated Statements of Income (unaudited)
(In thousands, except per share data)

	Twelve Weeks Ended		Twenty-four Weeks Ended
	May 14, 2004	May 16, 2003	May 14, 2004	May 16, 2003
Revenues	$45,694	$40,245	$84,195	$75,030
Costs of services	26,585	25,261	48,545	46,959

Gross profit	19,109	14,984	35,650	28,071
Selling, general and administrative expenses	12,332	10,349	23,971	19,610

Income from operations	6,777	4,635	11,679	8,461
Interest and other income, net	448	193	247	187

Income before provision for income taxes and minority interest	7,225	4,828	11,926	8,648
Provision for income taxes	(3,107)	(2,017)	(5,128)	(3,589)

Income before minority interest	4,118	2,811	6,798	5,059
Minority interest	(90)	11	(197)	(30)

Net income	$4,028	$2,822	$6,601	$5,029

Net income per share:
Basic	$0.40	$0.31	$0.65	$0.56

Diluted	$0.38	$0.30	$0.62	$0.54

Weighted average number of shares outstanding:
Basic	10,180	9,019	10,181	9,015

Diluted	10,679	9,343	10,706	9,260

See accompanying notes.

Charles River Associates Incorporated
Consolidated Balance Sheets
(In thousands, except share data)

	May 14, 2004	November 29, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,497	$60,497
Short-term investments	51	32
Accounts receivable, net of allowances of $1,363 in 2004 and $1,606 in 2003 for doubtful accounts	43,120	31,942
Unbilled services	27,287	17,552
Prepaid expenses and other assets	2,879	3,152
Deferred income taxes	5,536	5,510

Total current assets	100,370	118,685
Property and equipment, net	14,129	12,703
Goodwill	90,468	24,750
Intangible assets, net of accumulated amortization of $1,585 in 2004 and $1,366 in 2003	7,438	1,157
Long-term investments	4,434	5,154
Other assets	1,987	1,767

Total assets	$218,826	$164,216

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$9,859	$9,590
Accrued expenses	25,460	27,508
Deferred revenue and other liabilities	3,482	1,597
Current portion of notes payable to former stockholders	1,034	1,038

Total current liabilities	39,835	39,733
Notes payable to former stockholders, net of current portion	1,571	1,571
Line of credit payable	39,600	—
Deferred rent	3,204	1,839
Deferred compensation expense	3,000	—
Deferred income taxes	3,887	1,192
Minority interest	2,047	1,850
Commitments and contingencies
Stockholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 10,270,218 shares in 2004 and 10,176,777 in 2003 issued and outstanding	74,360	72,792
Notes receivable from stockholders	(4,865)	(4,500)
Deferred compensation	(20)	(40)
Retained earnings	55,247	48,646
Foreign currency translation	960	1,133

Total stockholders' equity	125,682	118,031

Total liabilities and stockholders' equity	$218,826	$164,216

See accompanying notes.

Charles River Associates Incorporated
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Twenty-four Weeks Ended
	May 14, 2004	May 16, 2003
Operating activities:
Net income	$6,601	$5,029
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,952	1,825
Deferred rent	499	852
Deferred income taxes	(28)	—
Minority interest	197	30
Changes in operating assets and liabilities:
Accounts receivable	(363)	(5,050)
Unbilled services	(4,921)	(10)
Prepaid expenses and other assets	571	(125)
Accounts payable, accrued expenses, and other liabilities	(4,308)	5,055

Net cash provided by operating activities	200	7,606
Investing activities:
Purchase of property and equipment	(2,108)	(3,010)
Sale of investments, net	701	506
Acquisition of business, net of cash acquired	(78,470)	—

Net cash used in investing activities	(79,877)	(2,504)
Financing activities:
Payments on notes payable, net	—	(660)
Collections on receivables from stockholders	69	—
Proceeds from line of credit	39,600	—
Issuance of common stock upon exercise of stock options	1,131	186
Payment for repurchase of minority interest shares in subsidiary	—	(300)

Net cash provided by (used in) financing activities	40,800	(774)
Effect of foreign exchange rates on cash and cash equivalents	(123)	128

Net increase (decrease) in cash and cash equivalents	(39,000)	4,456
Cash and cash equivalents at beginning of period	60,497	18,846

Cash and cash equivalents at end of period	$21,497	$23,302

Non-cash financing activities:
Notes receivable in exchange for shares	$2,865	—

Repurchase of shares in exchange for note receivable	$2,431	—

Supplemental cash flow information:
Cash paid for income taxes	$2,217	$3,724

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

2.     Unaudited Interim Consolidated Financial Statements and Estimates

The consolidated statements of income for the twelve and twenty-four weeks ended May 14, 2004 and May 16, 2003, the consolidated balance sheet as of May 14, 2004, and the consolidated statements of cash flows for the twenty-four weeks ended May 14, 2004 and May 16, 2003, are unaudited. The November 29, 2003 balance sheet is derived from CRA's audited financial statements included in its Annual Report on Form 10-K as of that date. In the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of CRA's consolidated financial position, results of operations, and cash flows.

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

3.     Principles of Consolidation

The consolidated financial statements include the accounts of CRA, its wholly owned subsidiaries, and NeuCo, Inc. ("NeuCo"), a company founded by CRA and an affiliate of Commonwealth Energy Systems in June 1997. As of May 14, 2004, CRA's interest in NeuCo is 59.3 percent. In March 2003, NeuCo repurchased and cancelled shares from a minority interest stockholder, which increased CRA's interest in NeuCo to 59.7 percent from 49.7 percent. This transaction has been recorded as an adjustment of capital. The portion of the results of operations of NeuCo allocable to its other owners is shown as "minority interest" on CRA's statement of income, and that amount, along with the capital contributions to NeuCo of its other owners, is shown as "minority interest" on CRA's balance sheet. All significant intercompany accounts have been eliminated.

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

	Twelve Weeks Ended		Twenty-four Weeks Ended
	May 14, 2004	May 16, 2003	May 14, 2004	May 16, 2003
Reimbursable expenses billed to clients	$6,359	$6,637	$11,407	$11,804

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

7.     Goodwill and Other Intangible Assets

Goodwill represents the cost in excess of fair market value of net assets of acquired businesses. In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), which revised the accounting for goodwill and other intangible assets. Specifically, goodwill and intangible assets with indefinite lives are no longer subject to amortization, but are monitored annually for impairment, or more frequently if there are indicators of impairment. Any impairment would be measured based upon the fair value of the related asset based on the provisions of SFAS No. 142. If CRA determines through the impairment review process that goodwill has been impaired, it would record the impairment charge in its statement of income. There were no impairment losses related to goodwill due to the application of SFAS No. 142 in fiscal 2003, nor were there any indications of impairment in the twenty-four weeks ended May 14, 2004.

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

	Twelve Weeks Ended		Twenty-four Weeks Ended
	May 14, 2004	May 16, 2003	May 14, 2004	May 16, 2003
Basic weighted average shares outstanding	10,180	9,019	10,181	9,015
Weighted average equivalent shares	499	324	525	245

Diluted weighted average shares outstanding	10,679	9,343	10,706	9,260

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' respective vesting periods. CRA's pro forma information is as follows (in thousands, except for net income per share information):

	Twelve Weeks Ended		Twenty-four Weeks Ended
	May 14, 2004	May 16, 2003	May 14, 2004	May 16, 2003
Net income—as reported	$4,028	$2,822	$6,601	$5,029
Less stock-based compensation expense determined under fair value method for all stock options, net of related income tax benefit	(351)	(494)	(681)	(973)

Net income—pro forma	$3,677	$2,328	$5,920	$4,056

Basic net income per share—as reported	$0.40	$0.31	$0.65	$0.56

Basic net income per share—pro forma	$0.36	$0.26	$0.58	$0.45

Diluted net income per share—as reported	$0.38	$0.30	$0.62	$0.54

Diluted net income per share—pro forma	$0.34	$0.25	$0.55	$0.44

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

12.   Comprehensive Income

Comprehensive income represents net income reported by CRA in the accompanying consolidated statements of income adjusted for changes in CRA's foreign currency translation account. A reconciliation is as follows (in thousands):

	Twenty-four Weeks Ended
	May 14, 2004	May 16, 2003
Net income	$6,601	$5,029
Change in foreign currency translation	(173)	500

Comprehensive income	$6,428	$5,529

13.   Foreign Currency Translation

In accordance with SFAS No. 52, "Foreign Currency Translation," balance sheet accounts of CRA's foreign subsidiaries are translated into United States dollars at period-end exchange rates. Operating accounts are translated at average exchange rates for each reporting period. The net gain or loss resulting from the changes in exchange rates during the twenty-four weeks ended May 14, 2004 and May 16, 2003 have been reported in comprehensive income. Transaction gains and losses are recorded in interest and other income (expense), net, in the consolidated statements of income.

14.   Business Acquisition

On April 30, 2004, CRA completed its acquisition of InteCap, Inc. ("InteCap"), a leading intellectual property consulting firm in the United States that specializes in economic, financial, and strategic issues related to intellectual property and complex commercial disputes. CRA purchased InteCap from InteCap's institutional investor, GTCR Golder Rauner, LLC, members of InteCap's management, and other shareholders for approximately $79.3 million (after deducting cash acquired, and adding acquisition costs and transaction fees paid or accrued). CRA funded the purchase price from existing cash resources and borrowings of $39.6 million under its $40.0 million line of credit. In connection with the acquisition, certain InteCap employees purchased in aggregate 87,316 shares of common stock in exchange for notes totaling approximately $2.9 million. The notes mature in June 2007 and bear interest at 1.47% per annum.

The acquisition added approximately 130 consulting professionals to CRA. The addition of InteCap expanded CRA's geographic footprint into key markets such as Chicago and New York, and strengthened its presence in Houston, Silicon Valley, Boston and Washington, D.C. InteCap's operating results have been included in the accompanying statements of income beginning May 1, 2004.

The following is a preliminary allocation of the purchase price, based on management's estimates. CRA has not yet completed the evaluation and allocation of the purchase price. Fair values will be determined based on internal studies and independent third-party appraisals. CRA will finalize the purchase price allocation after it receives a final appraisal report, completes its internal studies, and receives other relevant information relating to the acquisition. The final purchase price allocation may be significantly different than the preliminary estimate presented below. However, because only two weeks of InteCap's results are included in CRA's results of operations for the twenty-four weeks ended May 14, 2004, the impact of any adjustments to the final purchase price allocation is not expected to be material to CRA's results of operations for this period.

Assets:
Accounts receivable	$10,860
Unbilled services	4,827
Prepaid expenses and other current assets	248
Property and equipment	998
Intangible assets	6,500
Goodwill	65,718
Other assets	258

Total assets acquired	$89,409

Liabilities:
Accounts payable	$685
Accrued expenses	2,910
Deferred compensation	3,000
Deferred income taxes	2,676
Deferred rent	868

Total liabilities assumed	10,139

Net assets acquired	$79,270

Intangible assets acquired consist principally of contracts acquired, customer relationships, trademarks and patents and are amortized on a straight-line basis over five years. Goodwill is not expected to be deductible for income tax purposes.

The following unaudited pro forma financial information reflects consolidated results of operations of CRA as if the acquisition of InteCap had taken place on December 1, 2002, the beginning of CRA's 2003 fiscal year. The pro forma adjustments include elimination of transaction-related compensation costs of approximately $11.8 million which were incurred by InteCap, additional interest expense related to the line of credit borrowings used to finance the acquisition, a reduction of interest expense for InteCap's debt prior to the acquisition, additional intangible amortization related to the estimated intangible assets acquired, a reduction of InteCap's intangible amortization prior to the acquisition, and the related income tax effects of these adjustments. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred if the InteCap acquisition had been completed on December 1, 2002, nor are they necessarily indicative of future operating results.

	Twelve Weeks Ended		Twenty-four Weeks Ended
	May 14, 2004	May 16, 2003	May 14, 2004	May 16, 2003
	(In thousands, except for per share information)

Revenues	$58,142	$53,210	$109,724	$102,149

Net income	$4,818	$4,204	$8,901	$9,477

Net income per share:
Basic	$0.47	$0.47	$0.87	$1.05

Diluted	$0.45	$0.45	$0.83	$1.02

Weighted average number of shares outstanding:
Basic	10,180	9,019	10,181	9,015

Diluted	10,679	9,343	10,706	9,260

Year-to-year comparability of the above proforma results of operations may not be representative because InteCap's results include bonus expense subject to a following-year retention contingency. Such bonuses, accordingly were not matched to revenues or accrued in the years for which the bonuses were earned.

15.   Accounting Pronouncement

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (as later amended in December 2003, FIN No. 46). FIN No. 46 is an interpretation of ARB No. 51 and addresses consolidation by business enterprises of variable interest entities, or VIEs. This interpretation is based on the theory that an enterprise controlling another entity through interests other than voting interests should consolidate the controlled entity. Business enterprises are required under the provisions of this interpretation to identify VIEs, based on specified characteristics, and then determine whether they should be consolidated. An enterprise that holds a majority of the variable interests is considered the primary beneficiary and is the enterprise that should consolidate the VIE. The primary beneficiary of a VIE is also required to include various disclosures in its interim and annual financial statements. Additionally, an enterprise that holds a significant variable interest in a VIE, but that is not the primary beneficiary, is also required to make certain disclosures. This interpretation, as amended, is effective for all enterprises with a variable interest in VIEs created after January 31, 2003. For variable interests in a VIE created before February 1, 2003 CRA would have been required to apply the provisions of this interpretation to any such entity by the end of the quarter ended May 14, 2004. As of May 14, 2004, CRA had no interests in any VIE. Adoption of this interpretation did not have a material impact on CRA's consolidated financial statements.

16.   Subsequent Event

On June 21, 2004, CRA completed a private placement of $75 million of 2.875% convertible senior subordinated debentures due 2034. CRA has also granted the initial purchasers of the debentures an option to purchase, within 13 days from the date of issuance, up to an additional $15 million principal amount of the debentures. On June 28, 2004, the initial purchasers have given notice to exercise this option. The closing of the issuance of these debentures is subject to customary closing conditions. The debentures are convertible into shares of common stock at an initial conversion price of $40.00 per share (equivalent to an initial conversion rate of 25 shares of common stock per $1,000 principal amount of debentures) under the following circumstances:

  •
  during any fiscal quarter (and only during such fiscal quarter) commencing after September 3, 2004 and before February 16, 2029, if the last reported sale price of CRA's common stock is greater than or equal to 125% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter;

  •
  at any time on or after February 17, 2029 if the last reported sale price of CRA's common stock on any date on or after February 17, 2029 is greater than or equal to 125% of the conversion price;

  •
  subject to certain limitations, during the five business day period after any three consecutive trading day period in which the trading price per debenture for each day of that period was less than 98% of the product of the conversion rate and the last reported sale price of CRA's common stock;

  •
  if the debentures have been called for redemption by CRA;

  •
  upon the occurrence of specified corporate transactions; or

  •
  if the debentures are rated by Moody's Investors Service, Inc. or Standard & Poor's Rating Services or both, at any time when (i) the long-term credit rating assigned to the debentures by either rating agency is two or more levels below the credit rating initially assigned to the debentures or (ii) either rating agency has discontinued, withdrawn or suspended their ratings with respect to the debentures.

CRA has the right to settle all or a portion of the conversion of the debentures in cash in lieu of shares of common stock, provided that in no case shall the amount in cash CRA delivers exceed $1,000 per $1,000 principal amount of debentures converted, in which case any excess shall be paid in shares of CRA's common stock.

The debentures are CRA's direct, unsecured senior subordinated obligations and rank junior in right of payment to CRA's existing bank line of credit and any future secured indebtedness that CRA may designate as senior indebtedness. Interest is payable semi-annually on June 15 and December 15. CRA will also be required to pay contingent interest on the applicable interest payment date to the holders of the debentures for the period commencing June 20, 2011 and ending December 14, 2011 if the average trading price of the debentures for each of the last five trading days immediately preceding June 20, 2011 equals 125% or more of the principal amount of the debentures. Thereafter, CRA will pay contingent interest on the interest payment date for a six-month interest period if the average trading price of the debentures during the five trading day period immediately preceding the first day of the applicable six-month interest period equals or exceeds 125% of the principal amount of the debentures. The contingent interest payable per debenture will equal 0.25% of the average trading price of such debenture during the applicable five trading day reference period.

CRA may elect to redeem for cash all or any portion of the debentures on or after June 20, 2011 at a repurchase price equal to 100% of the principal amount of the debentures, plus accrued and unpaid interest. CRA may be required to repurchase for cash all or any portion of the debentures, at the option of each holder, on June 15, 2011, June 15, 2014, June 15, 2019, June 15, 2024 and June 15, 2029 and upon certain specified fundamental changes, at a price equal to 100% of the principal amount of the debentures, plus accrued and unpaid interest. Upon a fundamental change involving a change of control of CRA, CRA may also be required to pay a make-whole premium which in some cases could be substantial, which may be paid in cash, shares of common stock, or a combination thereof, to the holders of debentures who elect to require CRA to repurchase or convert debentures.

CRA used approximately $20.0 million of the net proceeds from this offering to repurchase 622,200 shares of our common stock concurrently with the placement of the debentures, and $39.6 million to repay amounts outstanding under our bank line of credit. CRA intends to use the remaining net proceeds for working capital, general corporate purposes, and potentially for future acquisitions.

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

Revenues also include reimbursements, or expenses billed to clients, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. These reimbursable expenses included in revenues are as follows (in thousands):

	Twelve Weeks Ended		Twenty-four Weeks Ended
	May 14, 2004	May 16, 2003	May 14, 2004	May 16, 2003
Reimbursable expenses billed to clients	$6,359	$6,637	$11,407	$11,804

We recognize revenues for services only in those situations where collection from the client is reasonably assured. Our normal payment terms are 30 days from invoice date. For the twelve weeks ended May 14, 2004 and May 16, 2003, our average days sales outstanding for billed and unbilled accounts receivable were 101 days and 95 days, respectively. We calculate DSOs by dividing the sum of our accounts receivable and unbilled services balance, net of deferred revenue, at the end of the quarter by daily revenues. Daily revenues are calculated by dividing quarter revenues by the number of days in a quarter. For the twelve weeks ended May 14, 2004, InteCap revenues for the two weeks in the second quarter of fiscal 2004, and InteCap's accounts receivable, have been excluded from the calculation. Our project managers and finance personnel monitor payments from our clients and assess any collection issues. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. We base our estimates on our historical collection experience, current trends, credit policy, and relationship of our accounts receivable and revenues. In determining these estimates, we examine historical write-offs of our receivables and review client accounts to identify any specific customer collection issues. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Our failure to estimate accurately the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition, and results of operations. As of May 14, 2004 and November 29, 2003, $1.4 million and $1.6 million, respectively, were provided for doubtful accounts.

Goodwill and Other Intangible Assets.    We account for our acquisitions of consolidated companies under the purchase method of accounting pursuant to Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" (SFAS No. 142). Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives. Intangible assets consist principally of non-competition agreements, customer relationships, contracts acquired, trademarks, and patents and are generally amortized over five to ten years.

Goodwill represents the excess of cost over net assets, including all identifiable intangible assets, of acquired businesses that are consolidated.

In accordance with SFAS No. 142, which we adopted in fiscal 2002, we ceased amortizing goodwill arising from acquisitions. In lieu of amortization, we perform an impairment review of our goodwill annually, or more frequently if there are indicators of impairment. There were no impairment losses related to goodwill due to the application of SFAS No. 142 in fiscal 2003, nor were there any indications of impairment in the twenty-four weeks ended May 14, 2004. If we determine through the impairment review process that goodwill has been impaired, we would record the impairment charge in our statement of income. The net amount of goodwill was approximately $90.5 million, which includes approximately $65.7 million from the InteCap acquisition, as of May 14, 2004.

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

As part of this assessment, we review the expected future undiscounted cash flows to be generated by the assets. When we determine that the carrying value of intangible assets may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. The net amount of intangible assets was approximately $7.4 million, which includes approximately $6.5 million from the InteCap acquisition, as of May 14, 2004.

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

Results of Operations—Twelve weeks Ended May 14, 2004 Compared to Twelve weeks Ended May 16, 2003

Revenues.    Revenues increased $5.4 million, or 13.5%, to $45.7 million for the second quarter of fiscal 2004 from $40.2 million for the second quarter of fiscal 2003. We experienced revenue increases during the second quarter of fiscal 2004 primarily in our finance and competition practice areas. We also recognized approximately $2 million in revenue for the second quarter of fiscal 2004 as a result of the InteCap acquisition. These increases were partially offset by a revenue decrease in our materials and manufacturing and energy and environment practice areas. Aside from the additional revenue attributable to the InteCap acquisition, the increase in revenues was effected primarily by an increase in utilization for our employee consultants. The total number of employee consultants increased to 479, which includes 129 from the InteCap acquisition, at the end of the second quarter of fiscal 2004 from 348 at the end of the second quarter of fiscal 2003. Utilization was 81% for the second quarter of fiscal 2004 as compared with 73.5% for the second quarter of fiscal 2003. Utilization for the former InteCap employees was calculated based on the period from May 1, 2004 to the end of the quarter. Utilization without the InteCap employees for the second quarter of fiscal 2004 would have been 80%. Revenues derived from fixed-price engagements decreased to 6.7% of total revenues for the second quarter of fiscal 2004 from 20.2% for the second quarter of fiscal 2003.

Costs of Services.    Costs of services increased by $1.3 million, or 5.2%, to $26.6 million in the second quarter of fiscal 2004 from $25.3 million in the second quarter of fiscal 2003. The increase was due primarily to an overall increase in compensation expense for our employee consultants of $1.6 million, including approximately $0.7 million attributable to the 129 employees who joined us as a result of the InteCap acquisition. Reimbursable expenses decreased $0.2 million, or 4.2%, to $6.4 million from $6.6 million. As a percentage of revenues, costs of services decreased to 58.2% in the second quarter of fiscal 2004 from 62.8% in the second quarter of fiscal 2003. The decrease as a percentage of revenues was due primarily to a decrease in reimbursable expenses and increased leverage arising from higher utilization of our employee consultants.

Selling, General, and Administrative.    Selling, general, and administrative expenses increased by $2.0 million, or 19.2%, to $12.3 million in the second quarter of fiscal 2004 from $10.3 million in the second quarter of fiscal 2003. The increase was due to an increase in rent-related costs of $0.5 million, an increase in travel expenses of $0.4 million, an increase in overall compensation to our administrative staff of $0.3 million, an increase in legal and other professional fees of $0.2 million, and an increase in other selling, general and administrative expenses of $0.6 million. As a percentage of revenues, selling, general, and administrative expenses increased to 27.0% in the second quarter of fiscal 2004 from 25.7% in the second quarter of fiscal 2003. The primary contributors to the increase as a percentage of revenues were relative increases in travel expenses, rent and related expenses, due to estimated losses to move our Los Angeles office to Pasadena, and legal and other professional fees, primarily due to Sarbanes-Oxley section 404 compliance costs.

Interest and Other Income, Net.    Net interest and other income increased by $255,000 to $448,000 in the second quarter of fiscal 2004 from $193,000 in the second quarter of fiscal 2003. This increase resulted primarily from foreign exchange gains. Interest income increased slightly due to the overall increase in average cash and investment balances.

Provision for Income Taxes.    The provision for income taxes increased by $1.1 million, to $3.1 million in the second quarter of fiscal 2004 from $2.0 million in the second quarter of fiscal 2003. Our effective income tax rate increased to 43.0% in the second quarter of fiscal 2004 from 41.8% in the second quarter of fiscal 2003. The lower rate in the second quarter of fiscal 2003 was due primarily to the expected tax benefits to be realized in fiscal 2003 by utilizing certain foreign net operating losses incurred in prior years. For fiscal 2003, our effective tax rate was 43.0%.

Minority Interest.    Minority interest in the results of operations of NeuCo changed to $90,000 in the second quarter of fiscal 2004 from ($11,000) in the second quarter of fiscal 2003 due to an increase in profits in NeuCo.

Net Income.    Net income increased by $1.2 million, or 42.7%, to $4.0 million in the second quarter of fiscal 2004 from $2.8 million in the second quarter of fiscal 2003. Diluted net income per share increased to $0.38 per share in the second quarter of fiscal 2004 from $0.30 per share in the second quarter of fiscal 2003. Net income increased at a greater rate than diluted net income per share due to the dilutive impact of the additional shares issued as a result of: the public offering of our common stock completed in August 2003; the exercise of approximately 728,000 stock options during fiscal 2003; and an increase in the number of outstanding in-the-money stock options.

Results of Operations—Twenty-four weeks Ended May 14, 2004 Compared to Twenty-four weeks Ended May 16, 2003

Revenues.    Revenues increased $9.2 million, or 12.2%, to $84.2 million for the twenty-four weeks ended May 14, 2004 from $75.0 million for the twenty-four weeks ended May 16, 2003. We experienced revenue increases during the first twenty-four weeks of fiscal 2004 primarily in our finance and competition practice areas. We also recognized approximately $2 million in revenue for the twenty-four weeks ended May 14, 2004 as result of the InteCap acquisition. These increases were partially offset by a revenue decrease in our materials and manufacturing and chemicals and petroleum practice areas. Aside from the additional revenue attributable to the InteCap acquisition, the increase in revenues was effected by an increase in utilization and to a lesser extent, increased billing rates for our employee consultants. The total number of employee consultants increased to 479, which includes 129 from the InteCap acquisition, at May 14, 2004 from 348 at May 16, 2003. Utilization was 78% for the twenty-four weeks ended May 14, 2004 as compared with 72% for the twenty-four weeks ended May 16, 2003. Revenues derived from fixed-price engagements decreased to 7.8% of total revenues for the twenty-four weeks ended May 14, 2004 from 22.8% for the twenty-four weeks ended May 16, 2003.

Costs of Services.    Costs of services increased by $1.6 million, or 3.4%, to $48.5 million in the twenty-four weeks ended May 14, 2004 from $47.0 million in the twenty-four weeks ended May 16, 2003. The increase was due primarily to an overall increase in compensation expense for our employee consultants of $2.0 million, including approximately $0.7 million attributable to the 129 employees who joined us as a result of the InteCap acquisition. Reimbursable expenses decreased $0.4 million, or 3.4%, to $11.4 million from $11.8 million. As a percentage of revenues, costs of services decreased to 57.7% in the twenty-four weeks ended May 14, 2004 from 62.6% in the twenty-four weeks ended May 16, 2003. The decrease as a percentage of revenues was due primarily to increased leverage arising from higher utilization of our employee consultants.

Selling, General, and Administrative.    Selling, general, and administrative expenses increased by $4.4 million, or 22.2%, to $24.0 million in the twenty-four weeks ended May 14, 2004 from $19.6 million in the twenty-four weeks ended May 16, 2003. The increase was due to an increase in commission payments to outside experts of $1.1 million, an increase in overall compensation to our administrative staff of $0.7 million, an increase in travel expenses of $0.6 million, an increase in legal and other professional fees of $0.5 million, an increase in bad debt expense of $0.4 million, and an increase in other selling, general and administrative expenses of $1.1 million. As a percentage of revenues, selling, general, and administrative expenses increased to 28.5% in twenty-four weeks ended May 14, 2004 from 26.1% in the twenty-four weeks ended May 16, 2003. The primary contributors to the increase as a percentage of revenues were relative increases in commission payments to outside experts, legal and other professional fees, primarily due to Sarbanes-Oxley section 404 compliance costs, travel expenses, and bad debt expense. These increases were partially offset by the relative decreases in rent and other costs that are principally fixed in nature, due to an overall increase in revenue at a greater rate than the increases in those selling, general, and administrative expenses.

Interest and Other Income, Net.    Net interest and other income increased by $60,000, to $247,000 in the twenty-four weeks ended May 14, 2004 from $187,000 in the twenty-four weeks ended May 16, 2003. This increase resulted primarily from higher interest income due to an increase in average cash and investment balances and an increase in average interest rates earned.

Provision for Income Taxes.    The provision for income taxes increased by $1.5 million, to $5.1 million in the twenty-four weeks of May 14, 2004 from $3.6 million in the twenty-four weeks ended May 16, 2003. Our effective income tax rate increased to 43.0% in the first twenty-four weeks of fiscal 2004 from 41.5% in the first twenty-four weeks of fiscal 2003. The lower rate in the twenty-four weeks ended May 16, 2003 was due primarily to the expected tax benefits to be realized in fiscal 2003 by utilizing certain foreign net operating losses incurred in prior years. For fiscal 2003, our effective tax rate was 43.0%.

Minority Interest.    Minority interest in the results of operations of NeuCo changed to $197,000 in the first twenty-four weeks of fiscal 2004 from $30,000 in the first twenty-four weeks of fiscal 2003 due to an increase in profits in NeuCo.

Net Income.    Net income increased by $1.6 million, or 31.3%, to $6.6 million in the twenty-four weeks ended May 14, 2004 from $5.0 million in the twenty-four weeks ended May 16, 2003. Diluted net income per share increased to $0.62 per share in the twenty-four weeks ended May 14, 2004 from $0.54 per share in the twenty-four weeks ended May 16, 2003. Net income increased at a greater rate than diluted net income per share due to the dilutive impact of the additional shares issued as a result of: the public offering of our common stock completed in August 2003; the exercise of approximately 728,000 stock options during fiscal 2003; and an increase in the number of outstanding in-the-money stock options.

Liquidity and Capital Resources

General.    In the second quarter of fiscal 2004, we had a net decrease in cash and cash equivalents of $39.0 million. We completed the quarter with cash and cash equivalents of $21.5 million, short-term and long-term investments of $4.5 million, and working capital of $60.5 million.

On April 30, 2004, we completed the acquisition InteCap, Inc. We purchased InteCap from InteCap's institutional investor, GTCR Golder Rauner, LLC, members of InteCap's management, and other shareholders for approximately $79.3 million (after deducting cash acquired, and adding acquisition costs and transaction fees paid or accrued). We funded the purchase price from existing cash resources and borrowings of $39.6 million under our line of credit. On June 21, 2004, we completed a private placement of $75 million of convertible senior subordinated debentures due 2034. A portion of the net proceeds from this offering was used to repay amounts outstanding under the line of credit.

We believe that current cash balances, cash generated from operations, proceeds from the convertible debt offering, and amounts available under our bank line of credit will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

Sources of Cash in the twenty-four weeks ended May 14, 2004.    During the first twenty-four weeks of fiscal 2004, we generated cash primarily from three sources: cash provided by our operating activities, borrowings under our line of credit, and proceeds from the exercise of stock options. Our operating activities provided net cash of $1.0 million, resulting primarily from net income of $6.6 million. The increase in cash generated from operating activities was offset in part by an increase in unbilled services of $4.9 million and a decrease in accounts payable, accrued expenses and other liabilities of $3.5 million. In April 2004, we borrowed $39.6 million under our line of credit to finance the acquisition of InteCap. During the first twenty-four weeks of fiscal 2004, we received $1.1 million in proceeds from the exercise of stock options.

Additional Cash Resources.    On June 21, 2004, we completed a private placement of $75 million of 2.875% convertible senior subordinated debentures due 2034. We have also granted the initial purchasers of the debentures an option to purchase, within 13 days from the date of issuance, up to an additional $15 million principal amount of the debentures. On June 28, 2004, the initial purchasers have given notice to exercise this option. The closing of the issuance of these debentures is subject to customary closing conditions. The debentures are convertible into shares of common stock at an initial conversion price of $40.00 per share (equivalent to an initial conversion rate of 25 shares of common stock per $1,000 principal amount of debentures) under the following circumstances:

  •
  during any fiscal quarter (and only during such fiscal quarter) commencing after September 3, 2004 and before February 16, 2029, if the last reported sale price of our common stock is greater than or equal to 125% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter;

  •
  at any time on or after February 17, 2029 if the last reported sale price of our common stock on any date on or after February 17, 2029 is greater than or equal to 125% of the conversion price;

  •
  subject to certain limitations, during the five business day period after any three consecutive trading day period in which the trading price per debenture for each day of that period was less than 98% of the product of the conversion rate and the last reported sale price of our common stock;

  •
  if the debentures have been called for redemption by us;

  •
  upon the occurrence of specified corporate transactions; or

  •
  if the debentures are rated by Moody's Investors Service, Inc. or Standard & Poor's Rating Services or both, at any time when (i) the long-term credit rating assigned to the debentures by either rating agency is two or more levels below the credit rating initially assigned to the debentures or (ii) either rating agency has discontinued, withdrawn or suspended their ratings with respect to the debentures.

We have the right to settle all or a portion of the conversion of the debentures in cash in lieu of shares of common stock, provided that in no case shall the amount in cash we deliver exceed $1,000 per $1,000 principal amount of debentures converted, in which case any excess shall be paid in shares of our common stock.

The debentures are our direct, unsecured senior subordinated obligations and rank junior in right of payment to our existing bank line of credit and any future secured indebtedness that we may designate as senior indebtedness. Interest is payable semi-annually on June 15 and December 15. We will also be required to pay contingent interest on the applicable interest payment date to the holders of the debentures for the period commencing June 20, 2011 and ending December 14, 2011 if the average trading price of the debentures for each of the last five trading days immediately preceding June 20, 2011 equals 125% or more of the principal amount of the debentures. Thereafter, we will pay contingent interest on the interest payment date for a six-month interest period if the average trading price of the debentures during the five trading day period immediately preceding the first day of the applicable six-month interest period equals or exceeds 125% of the principal amount of the debentures. The contingent interest payable per debenture will equal 0.25% of the average trading price of such debenture during the applicable five trading day reference period.

We may elect to redeem all or any portion of the debentures on or after June 20, 2011 at a repurchase price equal to 100% of the principal amount of the debentures, plus accrued and unpaid interest. We may be required to repurchase all or any portion of the debentures, at the option of each holder, on June 15, 2011, June 15, 2014, June 15, 2019, June 15, 2024 and June 15, 2029 and upon certain specified fundamental changes, at a price equal to 100% of the principal amount of the debentures, plus accrued and unpaid interest. Upon a fundamental change involving a change of control of CRA, we may also be required to pay a make-whole premium which in some cases could be substantial, which may be paid in cash, shares of common stock, or a combination thereof, to the holders of debentures who elect to require us to repurchase or convert debentures.

We used approximately $20.0 million of the net proceeds from this offering to repurchase 622,200 shares of our common stock concurrently with the placement of the debentures, and $39.6 million to repay amounts outstanding under our bank line of credit. We intend to use the remaining net proceeds for working capital, general corporate purposes, and potentially for future acquisitions.

On January 14, 2004, we entered into a senior loan agreement with Citizens Bank of Massachusetts for a two-year, $40.0 million revolving line of credit. Subject to the terms of the agreement, we may use borrowings under this line of credit for acquisition financing, working capital, general corporate purposes, letters of credit, and foreign exchanges contracts. As of May 14, 2004, $39.6 million was outstanding under this line of credit. We must repay any borrowings under the line of credit no later than January 14, 2006.

Borrowings under our credit facility bear interest, at our option, either at LIBOR plus an applicable margin or at the prime rate. Applicable margins range from 0.75% to 1.50%, depending on the ratio of our consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the preceding four fiscal quarters, subject to various adjustments stated in the senior loan agreement. These margins are adjusted both quarterly and each time we borrow under the credit facility. For the period of borrowing under the line of credit for the second quarter of fiscal 2004, the average annual interest rate was 2.1%. Interest is payable monthly. A commitment fee of 0.18% is payable on the unused portion of the credit facility. Borrowings under the credit facility are secured by 100% of the stock of our U.S. subsidiary CRA Security Corporation and by 65% of the stock of our foreign subsidiaries, amounting to net assets of approximately $4 million as of May 14, 2004.

As part of our business, we regularly evaluate opportunities to acquire other consulting firms, practices or groups or other businesses. In recent years, we have typically paid for acquisitions with cash, and we may continue to do so in the future. To pay for an acquisition, we may use cash on hand, cash generated from our operations or borrowings under our revolving credit facility, or we may pursue other forms of financing. Our ability to secure short-term and long-term debt or equity financing in the future will depend on several factors, including our future profitability, the levels of our debt and equity, restrictions under our existing line of credit with Citizens Bank of Massachusetts, and the overall credit and equity market environments.

In connection with our acquisition of the consulting business of Dr. Rausser in fiscal 2000, we loaned Dr. Rausser $4.5 million, which he used to purchase shares of our common stock. In March 2004, Dr. Rausser satisfied $2.5 million of this obligation by selling us 73,531 shares of our common stock and paying us the balance in cash. The remaining $2.0 million is scheduled to be repaid in November 2004 and is collateralized by shares of our common stock.

Uses of Cash in the twenty-four weeks ended May 14, 2004.    During the first twenty-four weeks of fiscal 2004, we used cash primarily to acquire InteCap and for capital expenditures. We paid $78.5 million (after deducting cash acquired, and adding acquisition costs and transaction fees paid) to purchase InteCap and $2.1 million to purchase property and equipment.

Debt Restrictions.    Under our senior credit agreement, we must comply with various financial and non-financial covenants. The financial covenants require us to maintain a minimum consolidated working capital of $25.0 million and require us to comply with a consolidated total debt to EBITDA ratio of not more than 3.5 to 1.0 and a consolidated senior debt to EBITDA ratio of not more than 2.0 to 1.0. Compliance with these financial covenants is tested on a fiscal quarterly basis, commencing with the first quarter of fiscal 2004. Also, the senior credit agreement prohibits us from paying dividends and places restrictions on our ability to incur additional indebtedness, repurchase our securities, make acquisitions and dispositions, and enter into business combinations. Any indebtedness outstanding under the senior credit facility may become immediately due and payable upon the occurrence of stated events of default, including our failure to pay principal, interest or fees or a violation of any financial covenant. We obtained permission under our senior credit agreement to repurchase $20 million of our common stock, described above.

As of May 14, 2004, we were in compliance with our covenants under the senior credit agreement.

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

Our failure to manage growth successfully could adversely affect our revenues and results of operations

Any failure on our part to manage growth successfully could adversely affect our revenues and results of operations. Over the last several years, we have continued to open offices in new geographic areas, including foreign locations, and to expand our employee base as a result of internal growth and acquisitions, including our recent acquisition of InteCap, our largest acquisition to date. We expect that this trend will continue over the long term. Opening and managing new offices often requires extensive management supervision and increases our overall selling, general, and administrative expenses. Expansion creates new and increased management, consulting, and training responsibilities for our employee consultants. Expansion also increases the demands on our internal systems, procedures, and controls, and on our managerial, administrative, financial, marketing, and other resources. We depend heavily upon the managerial, operational, and administrative skills of our officers, particularly James C. Burrows, our President and Chief Executive Officer, to manage our expansion. New responsibilities and demands may adversely affect the overall quality of our work.

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

As of May 14, 2004, we had non-competition agreements with 34 of our outside experts. The limitation or termination of any of their relationships with us, or competition from any of them after these agreements expire, could harm our reputation, reduce our business opportunities and adversely affect our revenues and results of operations.

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

Acquisitions may disrupt our operations or adversely affect our results

We regularly evaluate opportunities to acquire other businesses. The expenses we incur evaluating and pursuing acquisitions could have a material adverse effect on our results of operations. If we acquire a business, such as our recent acquisition of InteCap, we may be unable to manage it profitably or successfully integrate its operations with our own. Moreover, we may be unable to realize the financial, operational, and other benefits we anticipate from the InteCap acquisition or any other acquisition. Competition for future acquisition opportunities in our markets could increase the price we pay for businesses we acquire and could reduce the number of potential acquisition targets. Further, acquisitions may involve a number of special financial and business risks, such as:

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

Our debt obligations may adversely impact our financial performance

In June 2004, we issued $75 million of 2.875% convertible senior subordinated debentures due 2034. We have previously operated with little or no debt, and our previous payments of interest have not been material. The interest we will be required to pay on these debentures will reduce our net income each year until the debentures are no longer outstanding. The terms of the debentures also include provisions that could accelerate our obligation to repay all amounts outstanding under the debentures if certain events happen, such as our failure to pay interest in a timely manner, failure to pay principal upon redemption or repurchase, failure to deliver shares of common stock, cash or other property upon conversion and other specified events of default. In addition, on June 15, 2011, June 15, 2014, June 15,

2019, June 15, 2024 and June 15, 2029, or following specified fundamental changes holders of debentures may require us to repurchase their debentures for cash. If any of these events were to happen, we do not presently have the financial resources to satisfy these obligations if they became due, and we would have to seek to refinance these obligations. The terms of any such refinancing could be significantly less favorable to us and could have a material adverse effect on our results of operations.

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

Potential conflicts of interests may preclude us from accepting some engagements

We provide our services primarily in connection with significant or complex transactions, disputes, or other matters that are usually adversarial or that involve sensitive client information. Our engagement by a client may preclude us from accepting engagements with the client's competitors or adversaries because of conflicts between their business interests or positions on disputed issues or other reasons. Accordingly, the nature of our business limits the number of both potential clients and potential engagements. Our recent acquisition of InteCap has significantly expanded our client base, which may increase the frequency with which we encounter conflicts of interest. Moreover, in many industries in which we provide consulting services, such as in the telecommunications industry, there has been a continuing trend toward business consolidations and strategic alliances. These consolidations and alliances reduce the number of potential clients for our services and increase the chances that we will be unable to continue some of our ongoing engagements or accept new engagements as a result of conflicts of interests.

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

Our reported earnings per share may be more volatile because of the contingent conversion provision of our convertible senior subordinated debentures

Holders of our 2.875% convertible senior subordinated debentures due 2034 may convert the debentures into our common stock (or, at our election, cash or a combination of cash and common stock), only under the following circumstances:

  •
  during any fiscal quarter (and only during such fiscal quarter) commencing after September 3, 2004 and before February 16, 2029, if the last reported sale price of our common stock is greater than or equal to 125% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter;

  •
  at any time on or after February 17, 2029 if the last reported sale price of our common stock on any date on or after February 17, 2029 is greater than or equal to 125% of the conversion price;

  •
  subject to certain limitations, during the five business day period after any three consecutive trading day period in which the trading price per debenture for each day of that period was less than 98% of the product of the conversion rate and the last reported sale price of our common stock;

  •
  if the debentures have been called for redemption by us;

  •
  upon the occurrence of specified corporate transactions; or

  •
  if the debentures are rated by Moody's Investors Service, Inc. or Standard & Poor's Rating Services or both, at any time when (i) the long-term credit rating assigned to the debentures by either rating agency is two or more levels below the credit rating initially assigned to the debentures or (ii) either rating agency has discontinued, withdrawn or suspended their ratings with respect to the debentures.

Until a contingent conversion condition is met, the shares underlying the debentures are not included in the calculation of diluted earnings per share. Should any conversion contingency be met, diluted earnings per share would be expected to decrease as a result of the inclusion of the underlying shares in the earnings per share calculation. An increase in volatility in our stock price could cause this condition to be met in one quarter and not in a subsequent quarter, increasing the volatility of reported diluted earnings per share.

We may not be able to deduct interest on our convertible senior subordinated debentures

Due to the potential application of certain U.S. federal income tax laws, we may be unable to deduct all or a portion of the paid or accrued interest with respect to our convertible senior subordinated debentures in any given year in which the debentures remain outstanding. The extent, if any, to which these restrictions would apply will not be fully determinable until the end of our current taxable year or possibly subsequent taxable years and are based on a number of factors, some of which are not within our control. While we currently believe that none of these restrictions will apply to reduce the full amount of our deductions, we cannot assure you that this will be the case. If we were unable to deduct all or any portion of the paid or accrued interest with respect to the debentures, our effective tax rate would increase and our cash flow and after-tax operating results could be adversely affected.

The price of our common stock may be volatile

Our stock price has been volatile. Over the period from May 17, 2003 to May 14, 2004, the trading price of our common stock ranged from $18.77 to $37.99. Many factors may cause the market price of our common stock to fluctuate significantly, including the following:

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

ITEM 3.    Quantitative and Qualitative Disclosure About Market Risk

As of May 14, 2004, we were exposed to market risks, which primarily include changes in U.S. interest rates and foreign currency exchange rates.

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

ITEM 4.    Controls and Procedures

Our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC's rules and forms.

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

During the second quarter of fiscal 2004, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to affect, materially our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    Legal Proceedings

We are not a party to any legal proceedings the outcome of which, in the opinion of our management, would have a material adverse effect on our business, financial condition, or results of operations.

ITEM 2.    Changes in Securities and Use of Proceeds

  (c)
  .  On April 30, 2004, we sold 87,316 shares of our common stock to 27 individuals who joined us from InteCap for a purchase price of $32.812 per share. These individuals paid the purchase price by issuing promissory notes to us in the aggregate amount of approximately $2.9 million. We relied on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving any public offering.

  (e.)
  The following table provides information about our repurchases of shares of our common stock during the twelve weeks ended May 14, 2004. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the quarter into three equal periods of four weeks.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
February 21, 2004 to March 19, 2004	73,531	(1)	$30.066	—	(2)	—
March 20, 2004 to April 16, 2004	—		—	—		—
April 17, 2004 to May 14, 2004	—		—	—		—

(1)
On March 3, 2004, we repurchased in a private transaction 73,531 shares of our common stock from Gordon C. Rausser at a purchase price of $33.066 per share.

(2)
During the twelve weeks ended May 14, 2004, other than the foregoing repurchase, we did not have any publicly announced or other plans or programs for the repurchase of any shares of our common stock. However, we are a party to a stock restriction agreement with certain stockholders under which we have specified rights to repurchase shares of common stock held by them, as described in more detail in our proxy statement for our 2004 annual meeting of stockholders under the heading "Transactions with Related Parties—Stock restriction agreement."

ITEM 4.    Submission of Matters to a Vote of Security Holders

On April 16, 2004, we held our annual meeting of stockholders. Our stockholders elected Basil L. Anderson and Nancy L. Rose to serve as Class II directors for two-year terms and James C. Burrows, Franklin M. Fisher and Carl Shapiro to serve as Class III directors for three-year terms. In addition, the terms of office of our other directors, Rowland T. Moriarty, William F. Concannon, Ronald T. Maheu and Steven C. Salop, continued after our annual meeting of stockholders.

The votes cast to elect the directors were:

Director	Votes For	Votes Withheld
Class II directors
Basil L. Anderson	7,686,350	795,480
Nancy L. Rose	7,844,267	637,563
Class III directors
James C. Burrows	7,721,854	759,976
Franklin M. Fisher	7,712,247	769,583
Carl Shapiro	7,712,247	769,583

ITEM 6.    Exhibits and Reports on Form 8-K

(a)
Exhibits

Item No.	Description
2.1(1)	Agreement and Plan of Merger dated as of March 18, 2004, by and among Charles River Associates Incorporated, InteCap, Inc., IP Acquisition Corp., and the Company Stockholder Representative, as defined therein
2.2(1)	First Amendment to Agreement and Plan of Merger dated as of April 30, 2004, by and among Charles River Associates Incorporated, InteCap, Inc., IP Acquisition Corp., and the Company Stockholder Representative, as defined therein
4.1	Indenture governing the 2.875% Convertible Senior Subordinated Debentures, dated June 21, 2004, among CRA as Issuer and U.S. Bank National Association as Trustee, including the form of debenture attached as Exhibit A thereto.
10.1	Sixteenth Amendment to Office Lease Agreement dated March 1, 1978 between CRA and John Hancock Mutual Life Insurance Company, as amended
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1	Section 1350 certification

Where a numbered note follows an exhibit number, we incorporate that exhibit by reference to the similarly named document filed as an exhibit to the following documents:

(1)
Our current report on Form 8-K filed May 6, 2004.

(b)
Reports on Form 8-K

On March 18, 2004, we filed a current report on Form 8-K, which furnished information under Item 12 regarding our financial results for our fiscal quarter ended November 29, 2003.

On March 23, 2004, we filed a current report on Form 8-K, which filed information under Item 5 regarding our proposed acquisition of InteCap, Inc.

On May 6, 2004, we filed a current report on Form 8-K, which filed information under Items 2 and 7 regarding the completion of our acquisition of InteCap, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARLES RIVER ASSOCIATES INCORPORATED
Date: June 28, 2004	By:	/s/ JAMES C. BURROWS James C. Burrows President, Chief Executive Officer
Date: June 28, 2004	By:	/s/ J. PHILLIP COOPER J. Phillip Cooper Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Item No.	Description
2.1(1)	Agreement and Plan of Merger dated as of March 18, 2004 between CRA and InteCap, Inc.
2.2(1)	First Amendment to Agreement and Plan of Merger dated as of April 30, 2004, by and among Charles River Associates Incorporated, InteCap, Inc., IP Acquisition Corp., and the Company Stockholder Representative, as defined therein
4.1	Indenture governing the 2.875% Convertible Senior Subordinated Debentures, dated June 21, 2004, among CRA as Issuer and U.S. Bank National Association as Trustee, including the form of debenture attached as Exhibit A thereto.
10.1	Sixteenth Amendment to Office Lease Agreement dated March 1, 1978 between CRA and John Hancock Mutual Life Insurance Company, as amended
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1	Section 1350 certification

Where a numbered note follows an exhibit number, we incorporate that exhibit by reference to the similarly named document filed as an exhibit to the following documents:

(1)
Our current report on Form 8-K filed May 6, 2004.

QuickLinks

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
  ITEM 4. Controls and Procedures
  PART II. OTHER INFORMATION
  ITEM 1. Legal Proceedings
  ITEM 2. Changes in Securities and Use of Proceeds
  ITEM 4. Submission of Matters to a Vote of Security Holders
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX