Form 10-Q/A
period 2004-05-14
CHARLES RIVER ASSOCIATES INC
filed 2004-06-30
CIK 1053706

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

We are amending Item 1 of Part I of our quarterly report on Form 10-Q for the twelve weeks ended May 14, 2004 to correct the unaudited pro forma net income and unaudited pro forma net income per share for the twenty-four weeks ended May 16, 2003 included in note 14 of the footnotes to our financial statements. We are also amending Item 6 of Part II of this quarterly report on Form 10-Q to include the certifications filed with this amendment. We are not amending any other item of this report.

Note 14 reports certain unaudited pro forma historical financial information reflecting our recent acquisition of InteCap, Inc. The unaudited pro forma financial information reflects our consolidated results of operations as if the acquisition of InteCap had taken place on December 1, 2002, the beginning of our 2003 fiscal year. As a result of a calculation error, we reported pro forma net income of $9,477,000, pro forma basic net income per share of $1.05, and pro forma diluted net income per share of $1.02 for the twenty-four weeks ended May 16, 2003. The correct numbers for that period are pro forma net income of $6,327,000, pro forma basic net income per share of $0.70, and pro forma diluted net income per share of $0.68. All other pro forma financial information included in note 14 was correctly presented.

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

The following unaudited pro forma financial information reflects consolidated results of operations of CRA as if the acquisition of InteCap had taken place on December 1, 2002, the beginning of CRA's 2003 fiscal year. The pro forma adjustments include elimination of transaction-related compensation costs of approximately $11.8 million, which were incurred by InteCap, additional interest expense related to the line of credit borrowings used to finance the acquisition, a reduction of interest expense for InteCap's debt prior to the acquisition, additional intangible amortization related to the estimated intangible assets acquired, a reduction of InteCap's intangible amortization prior to the acquisition, and the related income tax effects of these adjustments. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred if the InteCap acquisition had been completed on December 1, 2002, nor are they necessarily indicative of future operating results.

	Twelve Weeks Ended		Twenty-four Weeks Ended
	May 14, 2004	May 16, 2003	May 14, 2004	May 16, 2003
	(In thousands, except for per share information)

Revenues	$58,142	$53,210	$109,724	$102,149

Net income	$4,818	$4,204	$8,901	$6,327

Net income per share:
Basic	$0.47	$0.47	$0.87	$0.70

Diluted	$0.45	$0.45	$0.83	$0.68

Weighted average number of shares outstanding:
Basic	10,180	9,019	10,181	9,015

Diluted	10,679	9,343	10,706	9,260

Year-to-year comparability of the above proforma results of operations may not be representative because InteCap's results include bonus expense subject to a following-year retention contingency. Such bonuses, accordingly, were not matched to revenues or accrued in the years for which the bonuses were earned.

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

The votes cast to elect the directors were:

Director	Votes For	Votes Withheld
Class II directors
Basil L. Anderson	7,686,350	795,480
Nancy L. Rose	7,844,267	637,563
Class III directors
James C. Burrows	7,721,854	759,976
Franklin M. Fisher	7,712,247	769,583
Carl Shapiro	7,712,247	769,583

ITEM 6.    Exhibits and Reports on Form 8-K

(a)
Exhibits

Item No.	Description
2.1(1)	Agreement and Plan of Merger dated as of March 18, 2004, by and among Charles River Associates Incorporated, InteCap, Inc., IP Acquisition Corp., and the Company Stockholder Representative, as defined therein
2.2(1)	First Amendment to Agreement and Plan of Merger dated as of April 30, 2004, by and among Charles River Associates Incorporated, InteCap, Inc., IP Acquisition Corp., and the Company Stockholder Representative, as defined therein
4.1(2)	Indenture governing the 2.875% Convertible Senior Subordinated Debentures, dated June 21, 2004, among CRA as Issuer and U.S. Bank National Association as Trustee, including the form of debenture attached as Exhibit A thereto.
10.1(2)	Sixteenth Amendment to Office Lease Agreement dated March 1, 1978 between CRA and John Hancock Mutual Life Insurance Company, as amended
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1	Section 1350 certification

Where a numbered note follows an exhibit number, we incorporate that exhibit by reference to the similarly named document filed as an exhibit to the following documents:

(1)
Our current report on Form 8-K filed May 6, 2004.

(2)
Our original quarterly report on Form 10-Q for the twelve weeks ended May 14, 2004 and filed on June 28, 2004.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.

CHARLES RIVER ASSOCIATES INCORPORATED
Date: June 30, 2004	By:	/s/ JAMES C. BURROWS James C. Burrows President, Chief Executive Officer
Date: June 30, 2004	By:	/s/ J. PHILLIP COOPER J. Phillip Cooper Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Item No.	Description
2.1(1)	Agreement and Plan of Merger dated as of March 18, 2004 between CRA and InteCap, Inc.
2.2(1)	First Amendment to Agreement and Plan of Merger dated as of April 30, 2004, by and among Charles River Associates Incorporated, InteCap, Inc., IP Acquisition Corp., and the Company Stockholder Representative, as defined therein
4.1(2)	Indenture governing the 2.875% Convertible Senior Subordinated Debentures, dated June 21, 2004, among CRA as Issuer and U.S. Bank National Association as Trustee, including the form of debenture attached as Exhibit A thereto.
10.1(2)	Sixteenth Amendment to Office Lease Agreement dated March 1, 1978 between CRA and John Hancock Mutual Life Insurance Company, as amended
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1	Section 1350 certification

Where a numbered note follows an exhibit number, we incorporate that exhibit by reference to the similarly named document filed as an exhibit to the following documents:

(1)
Our current report on Form 8-K filed May 6, 2004.

(2)
Our original quarterly report on Form 10-Q for the twelve weeks ended May 14, 2004 and filed on June 28, 2004.

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