Form 10-Q/A
period 2004-05-14
CHARLES RIVER ASSOCIATES INC
filed 2004-07-14
CIK 1053706

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 2
to

FORM 10-Q/A

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

EXPLANATORY NOTE

We are amending Item 1 of Part I of our quarterly report on Form 10-Q for the twelve weeks ended May 14, 2004 to correct certain calculation errors reflected in the unaudited pro forma financial information relating to our recent acquisition of InteCap, Inc., included in note 14 of the footnotes to our financial statements.

In Item 2 of Part I, in the "Liquidity and Capital Resources" portion of our "Management's Discussion and Analysis of Financial Position and Results of Operations," we are amending the amounts reported for net cash provided by operating activities and the decrease in accounts payable, accrued expenses, and other liabilities to conform to the amounts presented on our consolidated statements of cash flows included in Item 1 of Part I. We are also amending the discussion of selling, general and administrative expenses for both the twelve and twenty-four weeks ended May 14, 2004 in the "Results of Operations" portion of our "Management's Discussion and Analysis of Financial Position and Results of Operations" to reallocate approximately $0.1 million of expense to overall compensation to our administrative staff. This amount was previously described as other selling, general and administrative expense.

In Item 2 of Part II, we are correcting a typographical error in column (b) of the table included in that item. We are also amending Item 6 of Part II to include the certifications filed with this amendment.

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

	Twelve Weeks Ended		Twenty-four Weeks Ended
	May 14, 2004	May 16, 2003	May 14, 2004	May 16, 2003
	(In thousands, except for per share information)

Revenues	$58,142	$53,210	$109,724	$102,149

Net income	$4,085	$3,159	$7,175	$4,860

Net income per share:
Basic	$0.40	$0.35	$0.70	$0.54

Diluted	$0.38	$0.34	$0.67	$0.52

Weighted average number of shares outstanding:
Basic	10,180	9,019	10,181	9,015

Diluted	10,679	9,343	10,706	9,260

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

Selling, General, and Administrative.    Selling, general, and administrative expenses increased by $2.0 million, or 19.2%, to $12.3 million in the second quarter of fiscal 2004 from $10.3 million in the second quarter of fiscal 2003. The increase was due to an increase in rent-related costs of $0.5 million, an increase in travel expenses of $0.4 million, an increase in overall compensation to our administrative staff of $0.4 million, an increase in legal and other professional fees of $0.2 million, and an increase in other selling, general and administrative expenses of $0.5 million. As a percentage of revenues, selling, general, and administrative expenses increased to 27.0% in the second quarter of fiscal 2004 from 25.7% in the second quarter of fiscal 2003. The primary contributors to the increase as a percentage of revenues were relative increases in travel expenses, rent and related expenses, due to estimated losses to move our Los Angeles office to Pasadena, and legal and other professional fees, primarily due to Sarbanes-Oxley section 404 compliance costs.

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

Selling, General, and Administrative.    Selling, general, and administrative expenses increased by $4.4 million, or 22.2%, to $24.0 million in the twenty-four weeks ended May 14, 2004 from $19.6 million in the twenty-four weeks ended May 16, 2003. The increase was due to an increase in commission payments to outside experts of $1.1 million, an increase in overall compensation to our administrative staff of $0.8 million, an increase in travel expenses of $0.6 million, an increase in legal and other professional fees of $0.5 million, an increase in bad debt expense of $0.4 million, and an increase in other selling, general and administrative expenses of $1.0 million. As a percentage of revenues, selling, general, and administrative expenses increased to 28.5% in twenty-four weeks ended May 14, 2004 from 26.1% in the twenty-four weeks ended May 16, 2003. The primary contributors to the increase as a percentage of revenues were relative increases in commission payments to outside experts, legal and other professional fees, primarily due to Sarbanes-Oxley section 404 compliance costs, travel expenses, and bad debt expense. These increases were partially offset by the relative decreases in rent and other costs that are principally fixed in nature, due to an overall increase in revenue at a greater rate than the increases in those selling, general, and administrative expenses.

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

Sources of Cash in the twenty-four weeks ended May 14, 2004.    During the first twenty-four weeks of fiscal 2004, we generated cash primarily from three sources: cash provided by our operating activities, borrowings under our line of credit, and proceeds from the exercise of stock options. Our operating activities provided net cash of $0.2 million, resulting primarily from net income of $6.6 million. The increase in cash generated from operating activities was offset in part by an increase in unbilled services of $4.9 million and a decrease in accounts payable, accrued expenses and other liabilities of $4.3 million. In April 2004, we borrowed $39.6 million under our line of credit to finance the acquisition of InteCap. During the first twenty-four weeks of fiscal 2004, we received $1.1 million in proceeds from the exercise of stock options.

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

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
February 21, 2004 to March 19, 2004	73,531	(1)	$33.066	—	(2)	—
March 20, 2004 to April 16, 2004	—		—	—		—
April 17, 2004 to May 14, 2004	—		—	—		—

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to be signed on its behalf by the undersigned thereunto duly authorized.

CHARLES RIVER ASSOCIATES INCORPORATED
Date: July 14, 2004	By:	/s/ JAMES C. BURROWS James C. Burrows President, Chief Executive Officer
Date: July 14, 2004	By:	/s/ J. PHILLIP COOPER J. Phillip Cooper Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Item No.	Description
2.1(1)	Agreement and Plan of Merger dated as of March 18, 2004 between CRA and InteCap, Inc.
2.2(1)	First Amendment to Agreement and Plan of Merger dated as of April 30, 2004, by and among Charles River Associates Incorporated, InteCap, Inc., IP Acquisition Corp., and the Company Stockholder Representative, as defined therein
4.1(2)	Indenture governing the 2.875% Convertible Senior Subordinated Debentures, dated June 21, 2004, among CRA as Issuer and U.S. Bank National Association as Trustee, including the form of debenture attached as Exhibit A thereto.
10.1(2)	Sixteenth Amendment to Office Lease Agreement dated March 1, 1978 between CRA and John Hancock Mutual Life Insurance Company, as amended
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1	Section 1350 certification

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