Form 10-Q
period 2004-09-03
CHARLES RIVER ASSOCIATES INC
filed 2004-10-15
CIK 1053706

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 3, 2004
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

As of October 12, 2004, CRA had outstanding 9,826,630 shares of common stock.

Charles River Associates Incorporated

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Charles River Associates Incorporated

Condensed Consolidated Statements of Income (unaudited)

(In thousands, except per share data)

	Sixteen Weeks Ended		Forty Weeks Ended
	September 3, 2004	September 5, 2003	September 3, 2004	September 5, 2003
Revenues	$74,205	$49,410	$158,400	$124,440
Costs of services	45,569	30,029	94,114	76,988

Gross profit	28,636	19,381	64,286	47,452
Selling, general and administrative expenses	17,216	13,342	41,187	32,952

Income from operations	11,420	6,039	23,099	14,500
Interest income	236	107	618	292
Interest expense	(747)	(5)	(874)	(28)
Other expense	(206)	(187)	(214)	(162)

Income before provision for income taxes and minority interest	10,703	5,954	22,629	14,602
Provision for income taxes	(5,507)	(2,542)	(10,635)	(6,131)

Income before minority interest	5,196	3,412	11,994	8,471
Minority interest	177	(11)	(20)	(41)

Net income	$5,373	$3,401	$11,974	$8,430

Net income per share:
Basic	$0.54	$0.36	$1.19	$0.92

Diluted	$0.52	$0.34	$1.13	$0.88

Weighted average number of shares outstanding:
Basic	9,909	9,478	10,072	9,201

Diluted	10,352	10,010	10,564	9,561

See accompanying notes.

Charles River Associates Incorporated

Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except share data)

	September 3, 2004	November 29, 2003
Assets
Current assets:
Cash and cash equivalents	$59,989	$60,497
Short-term investments	23	32
Accounts receivable, net of allowances for doubtful accounts of $2,156 in 2004 and $1,606 in 2003	48,184	31,942
Unbilled services	22,269	17,552
Prepaid expenses and other assets	2,573	3,152
Deferred income taxes	5,547	5,510

Total current assets	138,585	118,685
Property and equipment, net	16,896	12,703
Goodwill	94,512	24,750
Intangible assets, net of accumulated amortization of $1,802 in 2004 and $1,366 in 2003	2,558	1,157
Long-term investments	3,281	5,154
Other assets	4,620	1,767

Total assets	$260,452	$164,216

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$8,869	$9,590
Accrued expenses	33,447	27,508
Deferred revenue and other liabilities	3,744	1,597
Current portion of notes payable to former stockholders	840	1,038

Total current liabilities	46,900	39,733
Notes payable to former stockholders, net of current portion	1,461	1,571
Convertible debentures payable	90,000	—
Deferred rent	3,017	1,839
Deferred compensation	2,865	—
Deferred income taxes	1,990	1,192
Minority interest	1,870	1,850
Stockholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 9,734,665 and 10,176,777 shares issued and outstanding in 2004 and 2003, respectively.	55,781	72,792
Notes receivable from stockholders	(5,315)	(4,500)
Deferred compensation	(18)	(40)
Retained earnings	60,620	48,646
Foreign currency translation	1,281	1,133

Total stockholders' equity	112,349	118,031

Total liabilities and stockholders' equity	$260,452	$164,216

See accompanying notes.

Charles River Associates Incorporated

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Forty Weeks Ended
	September 3, 2004	September 5, 2003
Operating activities:
Net income	$11,974	$8,430
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,580	2,828
Deferred rent	(289)	484
Deferred income taxes	(28)	25
Minority interest	20	41
Changes in operating assets and liabilities:
Accounts receivable	(5,327)	(3,356)
Unbilled services	163	8
Prepaid expenses and other assets	672	(508)
Accounts payable, accrued expenses, and other liabilities	2,678	10,392

Net cash provided by operating activities	13,443	18,344
Investing activities:
Purchase of property and equipment	(6,212)	(4,519)
Sale of investments, net	1,882	332
Acquisition of business, net of cash acquired	(79,074)	—

Net cash used in investing activities	(83,404)	(4,187)
Financing activities:
Proceeds from line of credit	39,600	—
Payment on line of credit	(39,600)	—
Payments on notes payable, net	—	(683)
Payments on notes payable to former stockholders	(308)	(312)
Collections on receivables from stockholders	69	—
Proceeds from convertible debt offering	90,000	—
Payment of debt issuance costs	(2,834)	—
Issuance of common stock upon exercise of stock options	2,551	10,314
Issuance of common stock, net of offering costs	—	15,077
Repurchase of common stock	(19,998)	—
Payment for repurchase of minority interest shares in subsidiary	—	(300)

Net cash provided by financing activities	69,480	24,096
Effect of foreign exchange rates on cash and cash equivalents	(27)	214

Net increase (decrease) in cash and cash equivalents	(508)	38,467
Cash and cash equivalents at beginning of period	60,497	18,846

Cash and cash equivalents at end of period	$59,989	$57,313

Non-cash financing activities:
Notes receivable in exchange for shares	$3,315	—

Repurchase of shares in exchange for note receivable	$2,431	—

Supplemental cash flow information:
Cash paid for income taxes	$11,734	$6,897

See accompanying notes.

Charles River Associates Incorporated

Notes to Condensed Consolidated Financial Statements

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

2.     Unaudited Interim Consolidated Financial Statements and Estimates

The condensed consolidated statements of income for the sixteen and forty weeks ended September 3, 2004, and September 5, 2003, the condensed consolidated balance sheet as of September 3, 2004, and the condensed consolidated statements of cash flows for the forty weeks ended September 3, 2004, and September 5, 2003, are unaudited. The November 29, 2003 balance sheet is derived from CRA's audited financial statements included in its Annual Report on Form 10-K as of that date. In the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of CRA's consolidated financial position, results of operations, and cash flows. The consolidated statements of income include the operations of InteCap since May 1, 2004. See Note 15.

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

3.     Principles of Consolidation

The consolidated financial statements include the accounts of CRA, its wholly owned subsidiaries, and NeuCo, Inc. ("NeuCo"), a company founded by CRA and an affiliate of Commonwealth Energy Systems in June 1997. As of September 3, 2004, CRA's interest in NeuCo is 58.8 percent. In March 2003, NeuCo repurchased and cancelled shares from a minority interest stockholder, which increased CRA's interest in NeuCo to 59.7 percent from 49.7 percent. This transaction has been recorded as an adjustment of capital. The portion of the results of operations of NeuCo allocable to its other owners is shown as "minority interest" on CRA's consolidated statement of income, and that amount, along with the capital contributions to NeuCo of its other owners, is shown as "minority interest" on CRA's balance sheet. All significant intercompany accounts have been eliminated.

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

5.     Revenue Recognition

CRA recognizes substantially all of its revenues under written service contracts with its clients where the fee is fixed or determinable, as the services are provided, and only in those situations where collection from the client is reasonably assured. The majority of CRA's revenues are derived from time-and-materials service contracts. Revenues from time-and-materials service contracts are recognized as services are provided based upon hours worked and contractually agreed-upon hourly rates, as well as a computer services fee based upon hours worked. Some revenues are derived from fixed-price engagements, for which revenue is recognized on a proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. Losses are provided for at the earliest date by which they are identified. Revenues also include reimbursements, or expenses billed to clients, including travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. These reimbursable expenses included in revenues are as follows (in thousands):

	Sixteen Weeks Ended		Forty Weeks Ended
	September 3, 2004	September 5, 2003	September 3, 2004	September 5, 2003
Reimbursable expenses billed to clients	$10,554	$7,451	$21,961	$19,255

An allowance is provided for any amounts considered uncollectible. Unbilled services represent revenue recognized by CRA for services performed but not yet billed to the client. Deferred revenue represents amounts billed or collected in advance of services performed.

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

7.     Goodwill and Other Intangible Assets

Goodwill represents the cost in excess of fair market value of net assets of acquired businesses. In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), which revised the accounting for goodwill and other intangible assets. Specifically, goodwill and intangible assets with indefinite lives are no longer subject to amortization, but are monitored annually for impairment, or more frequently if there are indicators of impairment. Any impairment would be measured based upon the fair value of the related asset based on the provisions of SFAS No. 142. If CRA determines through the impairment review process that goodwill has been impaired, it would record the impairment charge in its statement of income. There were no impairment losses related to goodwill due to the application of SFAS No. 142 in fiscal 2003, nor were there any indications of impairment in the forty weeks ended September 3, 2004.

Other intangible assets consist principally of costs allocated to non-compete agreements, which are amortized on a straight-line basis over the related terms of the agreements (seven to ten years), as well as customer relationships, trade names, and property leases which are amortized on a straight-line basis over their remaining useful lives (two to ten years). The weighted average useful life is seven years.

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

10.   Stockholders' Equity

In June 2004, CRA repurchased 622,200 shares of its common stock for $20.0 million with proceeds from the debenture offering. See Note 17. In addition, 86,647 and 166,303 options were exercised for $1.4 million and $2.5 million of proceeds during the sixteen and forty weeks ended September 3, 2004, respectively.

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

	Sixteen Weeks Ended		Forty Weeks Ended
	September 3, 2004	September 5, 2003	September 3, 2004	September 5, 2003
Basic weighted average shares outstanding	9,909	9,478	10,072	9,201
Weighted average equivalent shares	443	532	492	360

Diluted weighted average shares outstanding	10,352	10,010	10,564	9,561

In accordance with SFAS No. 128, "Earnings per Share," the basic and diluted weighted average shares outstanding (and therefore the calculation of basic and diluted earnings per share on the consolidated statements of income) for the sixteen and forty weeks ended September 3, 2004, exclude the potential common shares underlying the $90 million of convertible senior subordinated debentures issued during the third quarter of fiscal 2004. There was no dilutive effect from the debentures because none of the contingencies has been met as of September 3, 2004. See Note 16 for further discussion of the potential impact from the debentures on CRA's diluted weighted average shares outstanding. See Note 17 for further discussion of the offering of convertible senior subordinated debentures.

12.   Stock-Based Compensation

CRA has elected to follow Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock-based compensation plans rather than the alternative fair value accounting method provided for under SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" (collectively, SFAS No. 148). Per APB 25, compensation expense is recognized for stock options to the extent the fair value of CRA common stock exceeds the stock option exercise price at the measurement date. CRA has issued stock options with exercise prices at the fair value of CRA's common stock at the date of grant; therefore, no compensation expense has been recorded for the sixteen or forty weeks ended September 3, 2004, and September 5, 2003.

CRA has also elected the disclosure-only alternative under SFAS No. 123. The following table illustrates the effect on net income and earnings per share if CRA had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except for net income per share information):

	Sixteen Weeks Ended		Forty Weeks Ended
	September 3, 2004	September 5, 2003	September 3, 2004	September 5, 2003
Net income, as reported	$5,373	$3,401	$11,974	$8,430
Less stock-based compensation expense determined under fair value method, net of related income tax benefit	(1,400)	(578)	(2,102)	(1,551)

Net income, pro forma	$3,973	$2,823	$9,872	$6,879

Basic net income per share, as reported	$0.54	$0.36	$1.19	$0.92

Basic net income per share, pro forma	$0.40	$0.30	$0.98	$0.75

Diluted net income per share, as reported	$0.52	$0.34	$1.13	$0.88

Diluted net income per share, pro forma	$0.38	$0.28	$0.93	$0.72

For purposes of this disclosure under SFAS No. 123, the estimated fair value of the options is amortized over the options' respective vesting periods. The effect on pro forma net income and net income per share is not necessarily representative of the effects on reported results for future years.

13.   Comprehensive Income

Comprehensive income represents net income reported in the accompanying consolidated statements of income adjusted for changes in CRA's foreign currency translation account. A reconciliation of comprehensive income is as follows (in thousands):

	Forty Weeks Ended
	September 3, 2004	September 5, 2003
Net income	$11,974	$8,430
Change in foreign currency translation	148	516

Comprehensive income	$12,122	$8,946

14.   Foreign Currency Translation

In accordance with SFAS No. 52, "Foreign Currency Translation," balance sheet accounts of CRA's foreign subsidiaries are translated into United States dollars at period-end exchange rates. Operating accounts are translated at average exchange rates for each reporting period. The net gain or loss resulting from the changes in exchange rates during the forty weeks ended September 3, 2004, and September 5, 2003 has been reported in comprehensive income. Transaction gains and losses are recorded in other expense in the consolidated statements of income.

15.   Business Acquisition

On April 30, 2004, CRA completed its acquisition of InteCap, Inc., a leading intellectual property consulting firm in the United States that specializes in economic, financial, and strategic issues related to intellectual property and complex commercial disputes. CRA purchased InteCap from InteCap's institutional investor, GTCR Golder Rauner, LLC, members of InteCap's management, and other shareholders for approximately $79.3 million (after deducting cash acquired, and adding acquisition costs and transaction fees paid or accrued). CRA funded the purchase price from existing cash resources and borrowings of $39.6 million under its $40.0 million line of credit. In connection with the acquisition, certain InteCap employees purchased an aggregate of 87,316 shares of common stock in exchange for full recourse notes totaling approximately $2.9 million. The notes mature in June 2007, and bear interest at 1.47% per annum.

The acquisition added approximately 130 consulting professionals to CRA. The addition of InteCap expanded CRA's geographic footprint into key markets such as Chicago and New York, and strengthened its presence in Houston, Silicon Valley, Boston and Washington, D.C. InteCap's operating results have been included in the accompanying statements of income beginning May 1, 2004.

The following is a preliminary allocation of the purchase price to the estimated fair value of assets acquired and liabilities assumed. This preliminary allocation is based upon management's estimates and the valuation of the intangible assets by a third-party appraiser. CRA will finalize the purchase price allocation as it receives other relevant information relating to the acquisition, including an analysis of approximately $17 million of net deferred tax assets that were fully reserved at the time of the acquisition. If CRA determines that the reserve on these tax assets is not needed, the allocation of the purchase price will be adjusted in future periods. CRA is in the process of completing the allocation of the purchase price associated with these assets. The final purchase price allocation may be different from the preliminary estimate presented below. The impact of any adjustments to the final purchase price allocation is not expected to be material to CRA's results of operations for this period.

Assets:
Accounts receivable	$10,849
Unbilled services	4,827
Prepaid expenses and other current assets	242
Property and equipment	998
Intangible assets	1,837
Goodwill	69,766
Other assets	258

Total assets acquired	$88,777

Liabilities:
Accounts payable	$686
Accrued expenses	3,668
Deferred compensation	2,865
Restructuring reserve	800
Deferred income taxes	770
Deferred rent	668

Total liabilities assumed	9,457

Net assets acquired	$79,320

Intangible assets acquired consist principally of non-competition agreements, the InteCap trade name, and property leases. These assets, which have determinable useful lives, are amortized on a straight-line basis over their remaining useful lives, which range from two to ten years. The weighted average useful life is 6.8 years. Goodwill is not expected to be deductible for income tax purposes.

In connection with the acquisition, CRA incurred $0.8 million of restructuring costs as a result of the elimination of duplicate offices and employee termination benefit payments. Such costs have been recognized by CRA as a liability assumed as of the acquisition date, resulting in additional goodwill. These restructuring costs consisted of $0.7 million of lease obligations related to the closed facilities and $0.1 million of payments for three terminated employees. As of September 3, 2004, $0.1 million in payments to terminated employees and $0.1 million in lease obligations have been paid. The remaining restructuring reserve balance as of September 3, 2004, is $0.6 million, and includes lease obligations that will be paid through September 2006.

The following unaudited pro forma financial information reflects consolidated results of operations of CRA as if the acquisition of InteCap had taken place on December 1, 2002, the beginning of CRA's 2003 fiscal year. The pro forma adjustments include elimination of transaction-related compensation and other costs of approximately $18.1 million, which were incurred by InteCap, additional interest expense related to the line of credit borrowings used to finance the acquisition, a reduction of interest expense for InteCap's debt prior to the acquisition, additional intangible amortization related to the estimated intangible assets acquired, a reduction of InteCap's intangible amortization prior to the acquisition, and the related income tax effects of these adjustments. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred if the

InteCap acquisition had been completed on December 1, 2002, nor are they necessarily indicative of future operating results.

	Sixteen Weeks Ended		Forty Weeks Ended
	September 3, 2004	September 5, 2003	September 3, 2004	September 5, 2003
	(In thousands, except for per share information)
Revenues	$74,205	$65,018	$183,929	$167,168

Net income	$5,373	$3,596	$12,837	$8,698

Net income per share:
Basic	$0.54	$0.38	$1.27	$0.95

Diluted	$0.52	$0.36	$1.22	$0.91

Weighted average number of shares outstanding:
Basic	9,909	9,478	10,072	9,201

Diluted	10,352	10,010	10,564	9,561

Year-to-year comparability of the above pro forma results of operations may not be representative because InteCap's results include bonus expense subject to an employment retention contingency. Such bonuses, accordingly, were not matched to the revenues for which the bonuses were earned.

16.   Accounting Pronouncements

At its September 29-30, 2004, meeting the Emerging Issues Task Force of the Financial Accounting Standards Board (the "EITF") reached a conclusion on EITF Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share," that contingently convertible debt instruments ("Co-Cos") will be subject to the if-converted method under SFAS No. 128, "Earnings Per Share," regardless of the stock price-related contingent features included in the instrument (contingent price triggers, parity triggers, etc.). Furthermore, the FASB has proposed an amendment to SFAS No. 128. This proposed amendment would allow treasury method accounting only if the issuer were to commit contractually and irrevocably, to settle the par value in cash. If the proposed amendment to SFAS 128 is passed, in order to use the treasury stock method of accounting, CRA would be required to commit, contractually and irrevocably, to settle the par value of the debentures in cash. The proposed effective date of EITF 04-8 and the proposed amendment to SFAS No. 128 is expected to be for reporting periods ending after December 15, 2004.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (as later amended in December 2003, FIN No. 46). FIN No. 46 is an interpretation of ARB No. 51 and addresses consolidation by business enterprises of variable interest entities, or VIEs. This interpretation is based on the theory that an enterprise controlling another entity through interests other than voting interests should consolidate the controlled entity. Business enterprises are required under the provisions of this interpretation to identify VIEs, based on specified characteristics, and then determine whether they should be consolidated. An enterprise that holds a majority of the variable interests is considered the primary beneficiary and is the enterprise that should consolidate the VIE. This interpretation, as amended, is effective for all enterprises with a variable interest in VIEs created after January 31, 2003. As of September 3, 2004, CRA had no interests in any VIE. Adoption of this interpretation did not have an impact on CRA's consolidated financial statements.

17.   Private Placement of Convertible Debt

On June 21, 2004, CRA completed a private placement of $75 million of 2.875% convertible senior subordinated debentures due 2034. On July 1, 2004, CRA issued an additional $15 million principal amount of the debentures. The debentures are convertible into shares of common stock at an initial conversion price of $40.00 per share (equivalent to an initial conversion rate of 25 shares of common stock per $1,000 principal amount of debentures) under the following circumstances:

  •
  during any fiscal quarter (and only during such fiscal quarter) commencing after September 3, 2004, and before February 16, 2029, if the last reported sale price of CRA's common stock is greater than or equal to 125% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter;

  •
  at any time on or after February 17, 2029 if the last reported sale price of CRA's common stock on any date on or after February 17, 2029 is greater than or equal to 125% of the conversion price;

  •
  subject to certain limitations as set forth in the indenture governing the debentures, during the five business day period after any three consecutive trading day period in which the trading price per debenture for each day of that period was less than 98% of the product of the conversion rate and the last reported sale price of CRA's common stock;

  •
  if the debentures have been called for redemption by CRA;

  •
  upon the occurrence of specified corporate transactions as set forth in the indenture governing the debentures; or

  •
  if the debentures are rated by Moody's Investors Service, Inc. or Standard & Poor's Rating Services or both, at any time when (i) the long-term credit rating assigned to the debentures by either rating agency is two or more levels below the credit rating initially assigned to the debentures or (ii) either rating agency has discontinued, withdrawn or suspended their ratings with respect to the debentures.

CRA has the right to settle all or a portion of the conversion of the debentures in cash in lieu of shares of common stock, provided that in no case shall the amount in cash CRA delivers exceed $1,000 per $1,000 principal amount of debentures converted, in which case any excess shall be paid in shares of CRA's common stock.

The debentures are CRA's direct, unsecured senior subordinated obligations and rank junior in right of payment to CRA's existing bank line of credit and any future secured indebtedness that CRA may designate as senior indebtedness. Interest of 2.875% per annum is payable semi-annually on June 15 and December 15. CRA will also be required to pay contingent interest on the applicable interest payment date to the holders of the debentures for the period commencing June 20, 2011 and ending December 14, 2011 if the average trading price of the debentures for each of the last five trading days immediately preceding June 20, 2011 equals 125% or more of the principal amount of the debentures. Thereafter, CRA will pay contingent interest on the interest payment date for a six-month interest period if the average trading price of the debentures during the five trading day period immediately preceding the first day of the applicable six-month interest period equals or exceeds 125% of the principal amount of the debentures. The contingent interest payable per debenture will equal 0.25% of the average trading price of such debenture during the applicable five trading day reference period.

CRA may elect to redeem for cash all or any portion of the debentures on or after June 20, 2011 at a repurchase price equal to 100% of the principal amount of the debentures, plus accrued and unpaid interest. CRA may be required to repurchase for cash all or any portion of the debentures, at the option of each holder, on June 15, 2011, June 15, 2014, June 15, 2019, June 15, 2024 and June 15, 2029 and upon certain specified fundamental changes as set forth in the indenture governing the debentures, at a price equal to 100% of the principal amount of the debentures, plus accrued and unpaid interest. Upon a fundamental change involving a change of control of CRA, CRA may also be required to pay a make-whole premium as specified in the indenture governing the debentures, which in some cases could be substantial, which may be paid in cash, shares of common stock, or a combination thereof, to the holders of debentures who elect to require CRA to repurchase or convert debentures.

CRA incurred an aggregate of approximately $2.8 million of underwriting, legal and accounting fees during the third quarter of fiscal 2004 associated with the issuance of these debentures. These fees have been capitalized and are amortized as a component of interest expense on a straight-line basis through June 20, 2011, the date at which CRA may redeem the debentures for cash. These deferred financing costs, net of accumulated amortization of $0.1 million, are included in other assets in the consolidated balance sheet as of September 3, 2004.

CRA used $20.0 million of the net proceeds from the debenture offering to repurchase 622,200 shares of its common stock concurrently with the placement of the debentures, and $39.6 million to repay amounts outstanding under its bank line of credit. CRA intends to use the remaining net proceeds for working capital, general corporate purposes, and potentially for future acquisitions.

18.   Legal Proceedings

On October 13, 2004, a client, Foster Wheeler Ltd ("FW"), filed a complaint in the United States District Court for the District of New Jersey seeking temporary restraints, an accounting, a preliminary injunction and damages. It is alleged by FW that CRA will use FW's confidential information improperly in the future in connection with its participation in the submission of a pre-qualification bid with a competitor of FW, as part of a request for qualifications for a possible project in Singapore. CRA's submission of the pre-qualification bid was one of twenty-six (26) submissions by other entities, and no current project is under way. CRA denies these allegations of wrongdoing, CRA intends to contest the complaint vigorously, and CRA believes that these claims are without merit.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Except for historical facts, the statements in this quarterly report are forward-looking statements. Forward-looking statements are merely our current predictions of future events. These statements are inherently uncertain, and actual events could differ materially from our predictions. Important factors that could cause actual events to vary from our predictions include those discussed below under the heading "Factors Affecting Future Performance." We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described in this quarterly report and in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

Our principal internet address is www.crai.com. Our website provides a link to a third-party website through which our annual, quarterly and current reports, and amendments to those reports, are available free of charge. We believe these reports are made available as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. We do not maintain or provide any information directly to the third-party website, nor do we check the accuracy of this website.

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

Revenue Recognition and Allowance for Doubtful Accounts.    We derive substantially all of our revenues from the performance of professional services. The contracts that we enter into and operate under specify whether the engagement will be billed on a time-and-materials or fixed-price basis. Typically, these engagements generally last three to six months, although some of our engagements can be much longer in duration. Each contract must be approved by one of our vice presidents.

We recognize substantially all of our revenues under written service contracts with our clients where the fee is fixed or determinable, as the services are provided, and only in those situations where collection from the client is reasonably assured. The majority of our revenue is derived from time-and-materials service contracts. Revenues from time-and-materials service contracts are recognized as the services are provided based upon hours worked and contractually agreed-upon hourly rates, as well as a computer services fee based upon hours worked. Revenues from fixed-price engagements are recognized on a proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. Project costs are based on the direct salary and associated fringe benefits of the consultants on the engagement plus all direct expenses incurred to complete the engagement that are not reimbursed by the client. The proportional performance method is used since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and terms set forth in the contract, and are indicative of the level of benefit provided to our clients. Our fixed-price contracts generally include a termination provision that reduces the agreement to a time-and-materials contract in the event of termination of the contract. There are no costs that are deferred and amortized over the contract term. Our financial management maintains contact with project managers to discuss the status of the projects and, for fixed-price engagements, financial management is updated on the budgeted costs and resources required to complete the project. These budgets are then used to calculate revenue recognition and to estimate the anticipated income or loss on the project. In the past, we have occasionally been required to commit unanticipated additional resources to complete projects, which have resulted in lower than anticipated income or losses on those contracts. We may experience similar situations in the future. Provisions for estimated losses on contracts are made during the period in which such losses become probable and can be reasonably estimated. To date, such losses have not been significant.

Revenues also include reimbursements, or expenses billed to clients, including travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. These reimbursable expenses included in revenues are as follows (in thousands):

	Sixteen Weeks Ended		Forty Weeks Ended
	September 5, 2004	September 3, 2003	September 5, 2004	September 3, 2003
Reimbursable expenses billed to clients	$10,554	$7,451	$21,961	$19,255

Our normal payment terms are 30 days from the invoice date. For the forty weeks ended September 3, 2004, and September 5, 2003, our average days sales outstanding for billed and unbilled accounts receivable were 101 days and 100 days, respectively. We calculate DSOs by dividing the sum of our accounts receivable and unbilled services balance, net of deferred revenue, at the end of the quarter by daily revenues. Daily revenues are calculated by dividing quarter revenues by the number of days in a quarter. Our project managers and finance personnel monitor payments from our clients and assess any collection issues. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. We base our estimates on our historical collection experience, current trends, credit policy, and relationship of our accounts receivable and revenues. In determining these estimates, we examine historical write-offs of our receivables and review client accounts to identify any specific customer collection issues. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Our failure to estimate accurately the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition, and results of operations. As of September 3, 2004, and November 29, 2003, $2.2 million and $1.6 million, respectively, were provided for doubtful accounts.

Goodwill and Other Intangible Assets.    We account for our acquisitions of consolidated companies under the purchase method of accounting pursuant to Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" (SFAS No. 141). Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives. Intangible assets consist principally of non-competition agreements, customer relationships, trade names, and property leases, which are amortized over two to ten years. Goodwill represents the excess of cost over net assets, including all identifiable intangible assets, of acquired businesses that are consolidated.

In accordance with SFAS No. 142, which we adopted in fiscal 2002, we ceased amortizing goodwill arising from acquisitions. In lieu of amortization, we perform an impairment review of our goodwill annually, or more frequently if there are indicators of impairment. There were no impairment losses related to goodwill due to the application of SFAS No. 142 in fiscal 2003, nor were there any indications of impairment in the forty weeks ended September 3, 2004. If we determine through the impairment review process that goodwill has been impaired, we would record the impairment charge in our statement of income. The net amount of goodwill was $94.5 million as of September 3, 2004, which includes $69.8 million from the InteCap acquisition, which reflects our preliminary purchase price allocation and is subject to change.

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

As part of this assessment, we review the expected future undiscounted cash flows to be generated by the assets. When we determine that the carrying value of intangible assets may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. The net amount of intangible assets was $2.6 million as of September 3, 2004, which includes $1.7 million from the InteCap acquisition, which reflects our preliminary purchase price allocation and is subject to change.

Accounting for Income Taxes.    We record income taxes using the liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. Our financial statements contain certain deferred tax assets and liabilities that result from temporary differences between book and tax accounting, as well as net operating loss carryforwards. SFAS No. 109, "Accounting for Income Taxes," requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The decision to record a valuation allowance requires varying degrees of judgment based upon the nature of the item giving rise to the deferred tax asset. As a result of operating losses incurred in certain of our foreign subsidiaries, anticipated additional operating losses in these locations in the future, and uncertainty as to the extent and timing of profitability in future periods, we recorded valuation allowances in certain of these foreign subsidiaries based on the facts and circumstances affecting each subsidiary. Had we not recorded these allowances, we would have reported a lower effective tax rate than that recognized in our statements of income in fiscal 2003 and 2004. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination was made. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is at least reasonably possible that changes in these estimates in the near term could materially affect our financial condition and results of operations. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state, or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction, and as a result of acquisitions.

Results of Operations—Sixteen weeks Ended September 3, 2004, Compared to Sixteen weeks Ended September 5, 2003

Revenues.    Revenues increased $24.8 million, or 50.2%, to $74.2 million for the third quarter of fiscal 2004 from $49.4 million for the third quarter of fiscal 2003. We experienced a significant increase in revenue during the third quarter of fiscal 2004 due primarily to the InteCap acquisition, which contributed approximately $17 million in revenue for the quarter. Aside from the additional revenue attributable to InteCap, we experienced strong revenue growth primarily in our finance practice area, and to a lesser extent, our energy and environment and pharmaceutical practice areas. We continue to attribute the growth in our finance practice to increased demand for our services in general securities litigation, alleged accounting malpractice litigation, and other financial-based litigation. The revenue growth in our energy and environment practice is due primarily to several large and complex bankruptcy-related cases for energy companies, including analyses of the electricity and gas markets, contracts and regulatory disputes. These increases were partially offset by decreased revenue in our materials and manufacturing and competition practice areas. Other factors affecting revenue growth were increased utilization, increased billing rates for our employee consultants, and an increase in our employee consultant headcount. The total number of employee consultants increased to 498 at the end of the third quarter of fiscal 2004, which includes 129 from the InteCap acquisition, from 348 at the end of the third quarter of fiscal 2003. Utilization was 81% for the third quarter of fiscal 2004 as compared with 72% for the third quarter of fiscal 2003. Revenues derived from fixed-price engagements decreased to 6.4% of total revenues for the third quarter of fiscal 2004 from 13.7% for the third quarter of fiscal 2003.

Costs of Services.    Costs of services increased $15.5 million, or 51.7%, to $45.6 million for the third quarter of fiscal 2004 from $30.0 million for the third quarter of fiscal 2003. The increase was due primarily to an overall increase in compensation expense for our employee consultants of $12.4 million, including approximately $10 million attributable to the InteCap acquisition. Reimbursable expenses increased $3.1 million, or 41.6%, to $10.6 million from $7.5 million. As a percentage of revenues, costs of services increased to 61.4% for the third quarter of fiscal 2004 from 60.8% for the third quarter of fiscal 2003. The increase as a percentage of revenues was due primarily to an increase in compensation for our employee consultants.

Selling, General, and Administrative.    Selling, general, and administrative expenses increased by $3.9 million, or 29.0%, to $17.2 million for the third quarter of fiscal 2004 from $13.3 million for the third quarter of fiscal 2003. This increase was due to several factors, including increased overall compensation to our administrative staff of $1.6 million, increased legal and other professional fees of $0.9 million, and increased travel expenses of $0.7 million, partially offset by decreased commission payments to outside experts of $0.9 million. These increases were due primarily to the InteCap acquisition. As a percentage of revenues, selling, general, and administrative expenses decreased to 23.2% for the third quarter of fiscal 2004 from 27.0% for the third quarter of fiscal 2003. The primary contributors to this decrease were relative decreases in commission payments to outside experts, as well an overall increase in revenue at a greater rate than the increases in other selling, general, and administrative expenses, including rent and other costs that are principally fixed in nature.

Interest Income.    Interest income increased by $129,000 to $236,000 for the third quarter of fiscal 2004 from $107,000 for the third quarter of fiscal 2003. This increase was due primarily to higher cash and investment balances in fiscal 2004.

Interest Expense.    Interest expense increased by $742,000 to $747,000 for the third quarter of fiscal 2004 from $5,000 for the third quarter of fiscal 2003. This increase was due primarily to interest expense incurred during the third quarter of fiscal 2004 on the $90 million convertible debt.

Other Expense.    Other expense increased by $19,000 to $206,000 for the third quarter of fiscal 2004 from $187,000 for the third quarter of fiscal 2003. Other expense consists primarily of foreign currency exchange transaction losses.

Provision for Income Taxes.    The provision for income taxes increased by $3.0 million, to $5.5 million for the third quarter of fiscal 2004 from $2.5 million for the third quarter of fiscal 2003. Our effective income tax rate increased to 51.5% for the third quarter of fiscal 2004 from 42.7% for the third quarter of fiscal 2003. The higher effective tax rate during the third quarter of fiscal 2004 is due to foreign net operating losses, primarily in the U.K., not expected to be benefited in the current fiscal year.

Minority Interest.    Allocations of the minority share of NeuCo's net income result in deductions to our net income, while allocations of the minority share of NeuCo's net loss results in additions to our net income. Minority interest in the results of operations of NeuCo allocable to its other owners was a net loss of $177,000 for the third quarter of fiscal 2004 compared to net income of $11,000 for the third quarter of fiscal 2003.

Net Income.    Net income increased by $2.0 million, or 58.0%, to $5.4 million for the third quarter of fiscal 2004 from $3.4 million for the third quarter of fiscal 2003. Diluted net income per share increased to $0.52 per share for the third quarter of fiscal 2004 from $0.34 per share for the third quarter of fiscal 2003. Net income increased at a greater rate than diluted net income per share due to the dilutive impact of the additional shares issued as a result of: the public offering of our common stock completed in August 2003; and the exercise of approximately 728,000 stock options during fiscal 2003.

Results of Operations—Forty weeks Ended September 3, 2004, Compared to Forty weeks Ended September 5, 2003

Revenues.    Revenues increased $34.0 million, or 27.3%, to $158.4 million for the forty weeks ended September 3, 2004, from $124.4 million for the forty weeks ended September 5, 2003. This increase was due primarily to the InteCap acquisition, which contributed approximately $19 million in revenue for the forty weeks ended September 3, 2004. Aside from the additional revenue attributable to InteCap, we experienced strong revenue growth primarily in our finance practice area, and to a lesser extent, our energy and environment, competition, and pharmaceutical practice areas. We continue to attribute the growth in our finance practice area to increased demand for our services in general securities litigation, alleged accounting malpractice litigation, and other financial-based litigation. These increases were partially offset by a decrease in revenue in our materials and manufacturing practice area. Other factors affecting revenue growth were increased utilization, increased billing rates for our employee consultants, and an increase in our employee consultant headcount. The total number of employee consultants increased to 498 at September 3, 2004, which includes 129 from the InteCap acquisition, from 348 at September 5, 2003. Utilization was 80% for the forty weeks ended September 3, 2004, as compared with 72% for the forty weeks ended September 5, 2004. Revenues derived from fixed-price engagements decreased to 7.2% of total revenues for the forty weeks ended September 3, 2004, from 19.2% for the forty weeks ended September 5, 2003.

Costs of Services.    Costs of services increased by $17.1 million, or 22.2%, to $94.1 million for the forty weeks ended September 3, 2004, from $77.0 million for the forty weeks ended September 5, 2003. The increase was due primarily to an overall increase in compensation expense for our employee consultants of $14.4 million, including approximately $11 million attributable to the InteCap acquisition. Reimbursable expenses increased $2.7 million, or 14.1%, to $22.0 million from $19.3 million. As a percentage of revenues, costs of services decreased to 59.4% for the forty weeks ended September 3,

2004, from 61.9% for the forty weeks ended September 5, 2003. The decrease as a percentage of revenues was due primarily to increased leverage arising from higher utilization of our employee consultants.

Selling, General, and Administrative.    Selling, general, and administrative expenses increased by $8.2 million, or 25.0%, to $41.2 million for the forty weeks ended September 3, 2004, from $33.0 million for the forty weeks ended September 5, 2003. This increase was due to several factors, including increased overall compensation to our administrative staff of $2.4 million, increased legal and other professional fees of $1.5 million, and increased travel expenses of $1.3 million. These increases were due primarily to the InteCap acquisition. As a percentage of revenues, selling, general, and administrative expenses decreased to 26.0% for the forty weeks ended September 3, 2004, from 26.5% for the forty weeks ended September 5, 2003. The primary contributors to this decrease were relative decreases in commission payments to outside experts, as well as an overall increase in revenue at a greater rate than the increases in other selling, general, and administrative expenses, including rent and other costs that are principally fixed in nature. These decreases were partially offset by increases in legal and other professional fees, primarily due to Sarbanes-Oxley section 404 compliance costs and travel expenses.

Interest Income.    Interest income increased by $326,000 to $618,000 for the forty weeks ended September 3, 2004, from $292,000 for the forty weeks ended September 5, 2003. This increase was due primarily to higher cash and investment balances in fiscal 2004.

Interest Expense.    Interest expense increased by $846,000 to $874,000 for the forty weeks ended September 3, 2004, from $28,000 for the forty weeks ended September 5, 2003. This increase was due primarily to interest expense incurred during the third quarter of fiscal 2004 on the $90 million convertible debt and borrowings of $39.6 million on our line of credit to finance the InteCap acquisition.

Other Expense.    Other expense increased by $52,000 to $214,000 for the forty weeks ended September 3, 2004, from $162,000 for the forty weeks ended September 5, 2003. Other expense consists primarily of foreign currency exchange transaction losses.

Provision for Income Taxes.    The provision for income taxes increased by $4.5 million, to $10.6 million for the forty weeks ended September 3, 2004, from $6.1 million for the forty weeks ended September 5, 2003. Our effective income tax rate increased to 47.0% for the first forty weeks of fiscal 2004 from 42.0% for the first forty weeks of fiscal 2003. The higher effective tax rate during the first forty weeks of 2004 is due to foreign net operating losses, primarily in the U.K., not expected to be benefited in the current fiscal year. Our effective tax rate was 43.0% in fiscal 2003.

Minority Interest.    Allocations of the minority share of NeuCo's net income result in deductions to our net income, while allocations of the minority share of NeuCo's net loss result in additions to our net income. Minority interest in the results of operations of NeuCo allocable to its other owners was a net income of $20,000 for the forty weeks ended September 3, 2004, from a net income of $41,000 for the forty weeks ended September 5, 2003.

Net Income.    Net income increased by $3.5 million, or 42.0%, to $12.0 million for the forty weeks ended September 3, 2004, from $8.4 million for the forty weeks ended September 5, 2003. Diluted net income per share increased to $1.13 per share for the forty weeks ended September 3, 2004, from $0.88 per share for the forty weeks ended September 5, 2003. Net income increased at a greater rate than diluted net income per share due to the dilutive impact of the additional shares issued as a result of: the public offering of our common stock completed in August 2003; the exercise of approximately 728,000 stock options during fiscal 2003; and an increase in the number of outstanding in-the-money stock options.

Liquidity and Capital Resources

General.    In the forty weeks ended September 3, 2004, we had a net decrease in cash and cash equivalents of $0.5 million. We completed the quarter with cash and cash equivalents of $60.0 million, short-term and long-term investments of $3.3 million, and working capital of $91.7 million.

On April 30, 2004, we completed the acquisition of InteCap, Inc. We purchased InteCap from InteCap's institutional investor, GTCR Golder Rauner, LLC, members of InteCap's management, and other shareholders for approximately $79.3 million (after deducting cash acquired, and adding acquisition costs and transaction fees paid or accrued). We funded the purchase price from existing cash resources and borrowings of $39.6 million under our line of credit. On June 21, 2004, we completed a private placement of $75 million of convertible senior subordinated debentures due in 2034. On July 1, 2004, we sold an additional $15 million in principal amount of these debentures. We used a portion of the net proceeds from this offering to repay the amounts outstanding under the line of credit.

We believe that current cash balances, cash generated from operations, proceeds from the convertible debt offering, and amounts available under our bank line of credit will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

Sources of Cash in the forty weeks ended September 3, 2004.    During the first forty weeks of fiscal 2004, we generated cash, primarily from the following sources: $90.0 million in proceeds from the private placement of convertible debt, $13.4 million in cash provided by our operating activities, and $2.6 million in proceeds from the exercise of stock options. During this period, we also borrowed $39.6 million under our line of credit and subsequently repaid this amount with the proceeds of the convertible debt offering. Cash provided by operating activities resulted primarily from net income of $12.0 million, which reflected depreciation and amortization expense of $3.6 million, and an increase in accounts payable, accrued expenses and other liabilities of $2.7 million, partially offset by an increase in accounts receivable of $5.3 million.

Private Placement of Convertible Debt.    On June 21, 2004, we completed a private placement of $75 million of 2.875% convertible senior subordinated debentures due 2034. On July 1, 2004, we sold an additional $15 million in principal amount of the debentures. The debentures are convertible into shares of common stock at an initial conversion price of $40.00 per share (equivalent to an initial conversion rate of 25 shares of common stock per $1,000 principal amount of debentures) under the following circumstances:

  •
  during any fiscal quarter (and only during such fiscal quarter) commencing after September 3, 2004, and before February 16, 2029, if the last reported sale price of our common stock is greater than or equal to 125% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter;

  •
  at any time on or after February 17, 2029 if the last reported sale price of our common stock on any date on or after February 17, 2029 is greater than or equal to 125% of the conversion price;

  •
  subject to certain limitations as set forth in the indenture governing the debentures, during the five business day period after any three consecutive trading day period in which the trading price per debenture for each day of that period was less than 98% of the product of the conversion rate and the last reported sale price of our common stock;

  •
  if the debentures have been called for redemption by us;

  •
  upon the occurrence of specified corporate transactions as set forth in the indenture governing the debentures; or

  •
  if the debentures are rated by Moody's Investors Service, Inc. or Standard & Poor's Rating Services or both, at any time when (i) the long-term credit rating assigned to the debentures by either rating agency is two or more levels below the credit rating initially assigned to the debentures or (ii) either rating agency has discontinued, withdrawn or suspended their ratings with respect to the debentures.

We have the right to settle all or a portion of the conversion of the debentures in cash in lieu of shares of common stock, provided that in no case shall the amount in cash we deliver exceed $1,000 per $1,000 principal amount of debentures converted, in which case any excess shall be paid in shares of our common stock. If we elect to settle the par value of the debentures in cash, we will use available cash and investment balances, cash from operations, amounts available under our bank line of credit, and alternative means of financing to meet this obligation.

The debentures are our direct, unsecured senior subordinated obligations and rank junior in right of payment to our existing bank line of credit and any future secured indebtedness that we may designate as senior indebtedness. Interest of approximately $1.3 million, is payable semi-annually on June 15 and December 15. We will also be required to pay contingent interest on the applicable interest payment date to the holders of the debentures for the period commencing June 20, 2011 and ending December 14, 2011 if the average trading price of the debentures for each of the last five trading days immediately preceding June 20, 2011 equals 125% or more of the principal amount of the debentures. Thereafter, we will pay contingent interest on the interest payment date for a six-month interest period if the average trading price of the debentures during the five trading day period immediately preceding the first day of the applicable six-month interest period equals or exceeds 125% of the principal amount of the debentures. The contingent interest payable per debenture will equal 0.25% of the average trading price of such debenture during the applicable five trading day reference period.

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

We used approximately $20.0 million of the net proceeds from this offering to repurchase 622,200 shares of our common stock concurrently with the placement of the debentures, $39.6 million to repay amounts outstanding under our bank line of credit, and $2.8 million to pay offering expenses. We intend to use the remaining net proceeds for working capital, general corporate purposes, and potentially for future acquisitions.

Borrowings under the Revolving Line of Credit.    On January 14, 2004, we entered into a senior loan agreement with Citizens Bank of Massachusetts for a two-year, $40.0 million revolving line of credit. Subject to the terms of the agreement, we may use borrowings under this line of credit for acquisition financing, working capital, general corporate purposes, letters of credit, and foreign exchanges contracts. Any borrowings under the line of credit must be repaid no later than January 14, 2006. In April 2004, we borrowed $39.6 million under our line of credit to finance the acquisition of InteCap. This amount was repaid in June 2004. There were no amounts outstanding under this line of credit as of September 3, 2004.

Borrowings under our credit facility bear interest, at our option, either at LIBOR plus an applicable margin or at the prime rate. Applicable margins range from 0.75% to 1.50%, depending on the ratio of our consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the preceding four fiscal quarters, subject to various adjustments stated in the senior loan agreement. These margins are adjusted both quarterly and each time we borrow under the credit facility. For the borrowing period under the line of credit for the third quarter of fiscal 2004, the average annual interest rate was 2.1%. Interest is payable monthly. A commitment fee of 0.18% is payable on the unused portion of the credit facility. Borrowings under the credit facility are secured by 100% of the stock of our U.S. subsidiary CRA Security Corporation and by 65% of the stock of our foreign subsidiaries, amounting to net assets of approximately $21 million as of September 3, 2004.

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

In connection with our acquisition of the consulting business of Dr. Rausser in fiscal 2000, we loaned Dr. Rausser $4.5 million, which he used to purchase shares of our common stock. In March 2004, Dr. Rausser satisfied $2.5 million of the loan obligation by selling us 73,531 shares of our common stock and paying the balance in cash. The remaining $2.0 million is scheduled to be repaid in November 2004 and is collateralized by shares of our common stock.

In connection with our acquisition of InteCap, certain InteCap employees purchased an aggregate of 87,316 shares of common stock in exchange for full recourse, interest-bearing notes, maturing in June, 2007, totaling approximately $2.9 million.

Uses of Cash in the forty weeks ended September 3, 2004.    During the first forty weeks of fiscal 2004, we used cash primarily for the following activities: $79.1 million (after deducting cash acquired, and adding acquisition costs and transaction fees paid) to acquire InteCap, $20.0 million to repurchase 622,200 shares of our common stock concurrently with the placement of the debentures, and $6.2 million for capital expenditures.

Debt Restrictions.    Under our senior credit agreement, we must comply with various financial and non-financial covenants. The financial covenants require us to maintain a minimum consolidated working capital of $25.0 million, a consolidated total debt to EBITDA ratio of not more than 3.5 to 1.0 and a consolidated senior debt to EBITDA ratio of not more than 2.0 to 1.0. Compliance with these financial covenants is tested on a fiscal quarterly basis, commencing with the first quarter of fiscal 2004. The non-financial covenants of the senior credit agreement prohibit us from paying dividends and places restrictions on our ability to incur additional indebtedness, repurchase our securities, engage in acquisitions or dispositions, and enter into business combinations. Any indebtedness outstanding under the senior credit facility may become immediately due and payable upon the occurrence of stated events of default, including our failure to pay principal, interest or fees or a violation of any financial covenant. We obtained permission under our senior credit agreement to repurchase $20 million of our common stock during the third quarter of fiscal 2004.

As of September 3, 2004, we were in compliance with our covenants under the senior credit agreement.

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

As of September 3, 2004, we had non-competition agreements with 34 of our outside experts. The limitation or termination of any of their relationships with us, or competition from any of them after these agreements expire, could harm our reputation, reduce our business opportunities and adversely affect our revenues and results of operations.

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

We conduct a portion of our business in the Middle East. The ongoing military conflicts in the region have significantly interrupted our business operations in that region and have slowed the flow of new opportunities and proposals, which ultimately have adversely affected our revenues and results of operations.

If our international revenues increase relative to our total revenues, these factors could have a more pronounced effect on our operating results.

Our debt obligations may adversely impact our financial performance

In June and July of 2004, we issued a total of $90.0 million of 2.875% convertible senior subordinated debentures due 2034. We have previously operated with little or no debt, and our previous payments of interest have not been material. The interest we will be required to pay on these debentures will reduce our net income each year until the debentures are no longer outstanding. The terms of the debentures also include provisions that could accelerate our obligation to repay all amounts outstanding under the debentures if certain events happen, such as our failure to pay interest in a timely manner, failure to pay principal upon redemption or repurchase, failure to deliver shares of common stock, cash or other property upon conversion and other specified events of default. In addition, on June 15, 2011, June 15, 2014, June 15, 2019, June 15, 2024 and June 15, 2029, or following specified fundamental changes holders of debentures may require us to repurchase their debentures for cash. If any of these events were to happen, we do not presently have the financial resources to satisfy these obligations if they became due, and we would have to seek to refinance these obligations. The degree to which we are leveraged could adversely affect our ability to obtain further financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. The terms of any such refinancing could be significantly less favorable to us and could have a material adverse effect on our results of operations.

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

Our reported earnings per share may be more volatile because of the contingent conversion provision of our convertible senior subordinated debentures

Holders of our 2.875% convertible senior subordinated debentures due 2034 may convert the debentures into our common stock (or, at our election, cash or a combination of cash and common stock), only under the following circumstances:

  •
  during any fiscal quarter (and only during such fiscal quarter) commencing after September 3, 2004, and before February 16, 2029, if the last reported sale price of our common stock is greater than or equal to 125% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter;

  •
  at any time on or after February 17, 2029 if the last reported sale price of our common stock on any date on or after February 17, 2029 is greater than or equal to 125% of the conversion price;

  •
  subject to certain limitations as set forth in the indenture governing the debentures, during the five business day period after any three consecutive trading day period in which the trading price per debenture for each day of that period was less than 98% of the product of the conversion rate and the last reported sale price of our common stock;

  •
  if the debentures have been called for redemption by us;

  •
  upon the occurrence of specified corporate transactions as set forth in the indenture governing the debentures; or

  •
  if the debentures are rated by Moody's Investors Service, Inc. or Standard & Poor's Rating Services or both, at any time when (i) the long-term credit rating assigned to the debentures by either rating agency is two or more levels below the credit rating initially assigned to the debentures or (ii) either rating agency has discontinued, withdrawn or suspended their ratings with respect to the debentures.

Until a contingent conversion condition is met, the shares underlying the debentures are not included in the calculation of diluted earnings per share. Should any stock price-related conversion contingency be met, diluted earnings per share would be expected to decrease as a result of the inclusion of the underlying shares in the earnings per share calculation. Accordingly, an increase in volatility in our stock price could cause this condition to be met in one quarter and not in a subsequent quarter, increasing the volatility of reported diluted earnings per share.

Changes in accounting standards, rules and regulations as they relate to the accounting treatment of our debentures may adversely affect our operating results

Changes in current accounting standards, rules and regulations as they relate to our accounting treatment of our debentures may adversely affect our reported diluted earnings per share. In September, 2004, the Emerging Issues Task Force of the FASB reached a conclusion that contingently convertible securities should be included in diluted earnings per share computations, regardless of whether a stock price-related conversion contingency has been met. Under a proposed amendment to SFAS No. 128, in order to remain under the treasury stock method of accounting, we would need to commit, contractually and irrevocably, to settle the par value of the debentures in cash. If we do not commit, contractually and irrevocably, to settle the par value of the debentures in cash, then our diluted earnings per share would be expected to decrease significantly as a result of the inclusion of the underlying shares in the earnings per share calculation. The proposed effective date of EITF 04-8 and the proposed amendment to SFAS No. 128 is expected to be for periods ending after December 15, 2004.

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

The price of our common stock may be volatile

Our stock price has been volatile. Over the period from September 5, 2003 to September 3, 2004, the trading price of our common stock ranged from $26.20 to $37.99. Many factors may cause the market price of our common stock to fluctuate significantly, including the following:

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

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

As of September 3, 2004, we were exposed to market risks, which include primarily changes in U.S. interest rates and foreign currency exchange rates.

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

During the third quarter of fiscal 2004, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to affect, materially, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

On October 13, 2004, a client, Foster Wheeler Ltd. ("FW"), filed a complaint in the United States District Court for the District of New Jersey seeking temporary restraints, an accounting, a preliminary injunction, and damages. It is alleged by FW that we will use FW's confidential information improperly in the future in connection with our participation in the submission of a pre-qualification bid with a competitor of FW, as part of a request for qualifications for a possible project in Singapore. Our submission of the pre-qualification bid was one of twenty-six (26) submissions by other entities, and no current project is underway. We deny these allegations of wrongdoing, we intend to contest the complaint vigorously, and we believe that these claims are without merit.

ITEM 2. Changes in Securities and Use of Proceeds

(a)
On June 21, 2004, and July 1, 2004, we sold $75 million and $15 million, respectively, in aggregate principal amounts of 2.875% convertible senior subordinated debentures due 2034 to J.P. Morgan Securities Inc., Piper Jaffray & Co., and William Blair & Company L.L.C., as the initial purchasers, at a purchase price equal to 97% of the principal amount of the debentures, representing aggregate underwriting discounts and commissions of $2.7 million. The debentures were resold by the initial purchasers to persons they reasonably believed to be qualified institutional buyers, as defined in Rule 144A under the Securities Act of 1933, as amended, at a purchase price equal to 99.25% of the principal amount of the debentures, plus accrued interest, if any, from June 21, 2004. We relied on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving any public offering. The terms of conversion of the debentures are incorporated by reference to the description of such terms included under the heading "Description of Debentures" in the final form of prospectus included in our Registration Statement on Form S-3 (File No. 333-118691).

(c)
The following table provides information about our repurchases of shares of our common stock during the sixteen weeks ended September 3, 2004. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the quarter into four equal periods of four weeks.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
May 15, 2004, to June 11, 2004	—	—	—	—
June 12, 2004, to July 9, 2004	622,200(2)	$32.14	622,200	—
July 10, 2004, to August 6, 2004	—	—	—	—
August 7, 2004, to September 3, 2004.	—	—	—	—

(1)
We are a party to a stock restriction agreement with certain stockholders under which we have specified rights to repurchase shares of common stock held by them, as described in more detail in our proxy statement for our 2004 annual meeting of stockholders under the heading "Transactions with Related Parties—Stock restriction agreement."

(2)
On June 15, 2004, we issued a press release announcing that we intended to use a portion of the net proceeds from a proposed offering of convertible subordinated debentures to repurchase up to $20 million of our common stock concurrently with the offering of the debentures. Our announcement did not otherwise specify any expiration date for this plan. We completed the repurchase of $20 million of our common stock on June 23, 2004. Accordingly, this repurchase plan has been completed.

ITEM 6. Exhibits

Item No.	Description
4.1(1)	Indenture governing the 2.875% Convertible Senior Subordinated Debentures, dated June 21, 2004, among CRA as Issuer and U.S. Bank National Association as Trustee, including the form of debenture attached as Exhibit A thereto.
10.1	Charles River Associates Incorporated 2004 Nonqualified Inducement Stock Option Plan
10.2(2)	Resale Registration Rights Agreement dated June 21, 2004, between CRA and J.P. Morgan Securities, Inc.
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1	Section 1350 certification

Where a numbered note follows an exhibit number, we incorporate that exhibit by reference to the similarly named document filed as an exhibit to the following documents:

(1)
Our quarterly report on Form 10-Q/A, filed on July 14, 2004 (File No. 000-24049), for the quarterly period ended May 14, 2004.

(2)
Our registration statement on Form S-3 (File No. 333-118691) filed on August 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARLES RIVER ASSOCIATES INCORPORATED
Date: October 15, 2004	By:	/s/ JAMES C. BURROWS James C. Burrows President, Chief Executive Officer
Date: October 15, 2004	By:	/s/ J. PHILLIP COOPER J. Phillip Cooper Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Item No.	Description
4.1(1)	Indenture governing the 2.875% Convertible Senior Subordinated Debentures, dated June 21, 2004, among CRA as Issuer and U.S. Bank National Association as Trustee, including the form of debenture attached as Exhibit A thereto.
10.1	Charles River Associates Incorporated 2004 Nonqualified Inducement Stock Option Plan
10.2(2)	Resale Registration Rights Agreement dated June 21, 2004, between CRA and J.P. Morgan Securities Inc.
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1	Section 1350 certification

Where a numbered note follows an exhibit number, we incorporate that exhibit by reference to the similarly named document filed as an exhibit to the following documents:

(1)
Our quarterly report on Form 10-Q/A, filed on July 14, 2004 (File No. 000-24049), for the quarterly period ended May 14, 2004.

(2)
Our registration statement on Form S-3 (File No. 333-118691) filed on August 31, 2004.

QuickLinks

Charles River Associates Incorporated INDEX
  PART I. FINANCIAL INFORMATION ITEM 1. Financial Statements
Charles River Associates Incorporated Condensed Consolidated Statements of Income (unaudited) (In thousands, except per share data)
Charles River Associates Incorporated Condensed Consolidated Balance Sheets (unaudited) (In thousands, except share data)
Charles River Associates Incorporated Condensed Consolidated Statements of Cash Flows (unaudited) (In thousands)
Charles River Associates Incorporated Notes to Condensed Consolidated Financial Statements (Unaudited)
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3. Quantitative and Qualitative Disclosure About Market Risk
  ITEM 4. Controls and Procedures
  PART II. OTHER INFORMATION
  ITEM 1. Legal Proceedings
  ITEM 2. Changes in Securities and Use of Proceeds
  ITEM 6. Exhibits
SIGNATURES
EXHIBIT INDEX