Form 10-K
period 2004-11-27
CHARLES RIVER ASSOCIATES INC
filed 2005-02-10
CIK 1053706

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 27, 2004

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

The aggregate market value of the stock held by non-affiliates of the registrant as of May 14, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, (based on the closing sale price of $32.09 as quoted on the Nasdaq National Market as of that date) was approximately $301.0 million. Outstanding shares of common stock beneficially owned by executive officers and directors of the registrant and certain related entities have been excluded from this computation because these persons may be deemed to be affiliates. The fact that these persons have been deemed affiliates for purposes of this computation should not be considered a conclusive determination for any other purpose.

As of February 8, 2005, CRA had outstanding 9,982,778 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information required for Part III of this annual report is incorporated by reference from the registrant’s definitive proxy statement for its 2005 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended November 27, 2004.

CHARLES RIVER ASSOCIATES INCORPORATED

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED NOVEMBER 27, 2004

PART I

Item 1—Business

Forward-Looking Statements

Except for historical facts, the statements in this annual report are forward-looking statements. Forward-looking statements are merely our current predictions of future events. These statements are inherently uncertain, and actual events could differ materially from our predictions. Important factors that could cause actual events to vary from our predictions include those discussed in this annual report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Future Performance.”  We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described in this annual report and in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

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

We offer consulting services in two broad areas:  legal and regulatory consulting, which, excluding our NeuCo subsidiary, represented approximately 67% of our services revenues in fiscal 2004, and business consulting, which represented approximately 33% of our services revenues in fiscal 2004. We provide our services primarily through our highly credentialed and experienced staff of employee consultants. As of November 27, 2004, we employed 554 consultants, including 125 employee consultants with doctorates and 200 employee consultants with other advanced degrees. Our employee consultants have backgrounds in a wide range of disciplines, including economics, business, corporate finance, materials sciences, and engineering. We are extremely selective in our hiring of consultants, recruiting from leading universities, industry, and government. Many of our employee consultants are nationally or internationally recognized as experts in their respective fields and have published scholarly articles, lectured extensively, and have been quoted in the press. To enhance the expertise we provide to our clients, we maintain close working relationships with a select group of renowned academic and industry non-employee experts.

Our business is diversified across multiple dimensions, including service offerings, vertical industry coverage, areas of functional expertise, client base, and geography. Through 21 offices located around the world, we provide multiple services across ten areas of functional expertise to hundreds of clients across 12 vertical industries. We believe this diversification reduces our dependence on any particular market, industry, or geographic area.

In our legal and regulatory consulting practice, we work with law firms and businesses involved in litigation and regulatory proceedings, providing expert advice on highly technical issues, such as the competitive effects of mergers and acquisitions, antitrust issues, calculations of damages, measurement of market share and market concentration, liability analysis in securities fraud cases, and the impact of increased regulation. This business is driven primarily by regulatory changes and high-stakes legal proceedings, which typically are not highly correlated with the business cycle.

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

Our analytical expertise in advanced economic and financial methods is complemented by our in-depth expertise in specific industries, including aerospace and defense, chemicals and petroleum, electric power and other energy/environmental industries, financial services, healthcare, materials and manufacturing, media, oil and gas, pharmaceuticals, sports, telecommunications, and transportation.

We have completed thousands of engagements for clients around the world, including domestic and foreign companies; federal, state, and local government agencies;  governments of foreign countries;  public and private utilities;  and national and international trade associations.  Our clients come from a broad range of industries, with our top ten clients in fiscal 2004 accounting for approximately 23% of our revenues and no single client accounting for more than 5% of our revenues. We also work with many of the world’s leading law firms. We experience a high level of repeat business;  in fiscal 2004, approximately 85% of our revenues resulted from either ongoing engagements or new engagements for existing clients.

We deliver our services through a global network of 21 coordinated offices located domestically in Boston and Cambridge, Massachusetts;  Chicago, Illinois;  New York, New York;  College Station and Houston, Texas;  Los Angeles, Oakland, and Palo Alto, California;  Philadelphia, Pennsylvania;  Salt Lake City, Utah;  and Washington, D.C., and internationally in Brussels, Belgium;  Dubai, United Arab Emirates;  London, United Kingdom;  Melbourne, Canberra and Sydney, Australia;  Mexico City, Mexico;  Toronto, Canada; and Wellington, New Zealand.

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

Lastly, the marketplace has become more globalized over time, resulting in consulting firms expanding overseas to continue to address the expanding needs of clients and to provide more sophisticated solutions to complex issues that cross global boundaries.

Competitive Strengths

Since 1965, we have been committed to providing sophisticated consulting services to our clients. We believe that the following factors have been critical to our success.

Strong Reputation for High-Quality Consulting; High Level of Repeat Business.    For more than 39 years, we have been a leader in providing sophisticated economic analysis and original, authoritative advice to clients involved in complex litigation and regulatory proceedings. As a result, we believe we have established a strong reputation among leading law firms and business clients as a preferred source of expertise in economics, finance, business, and strategy consulting, as evidenced by our high level of repeat business and significant referrals from existing clients. In fiscal 2004, approximately 85% of our revenues resulted from ongoing engagements and new engagements for existing clients. In addition, we believe our significant name recognition, which we developed as a result of our work on many high-profile litigation and regulatory engagements, has enhanced the development of our business consulting practice.

Highly Educated, Experienced, and Versatile Consulting Staff.    We believe our most important asset is our base of employee consultants, particularly our senior consultants. Of our 554 employee consultants as of November 27, 2004, 374 were either vice presidents, principals, associate principals, senior associates, or consulting associates, the great majority of whom have a doctorate or other advanced degree. Many of these senior employee consultants are nationally or internationally recognized as experts in their respective fields. In addition to their expertise in a particular field, most of our employee consultants are able to apply their skills across numerous practice areas. This flexibility in staffing engagements is critical to our ability to apply our resources as needed to meet the demands of our clients. As a result, we seek to hire consultants who not only have strong analytical skills, but who are also creative, intellectually curious, and driven to develop expertise in new practice areas and industries.

Global Presence.    We deliver our services through a global network of 21 coordinated offices, including 12 domestic and 9 international offices. Our international offices are in Brussels, Dubai, London, Melbourne, Canberra, Sydney, Mexico City, Toronto, and Wellington, New Zealand. Many of our clients are multi-national firms with issues that cross international boundaries, and we believe our global presence provides us with a competitive advantage to address complex issues that span countries and continents. Our global presence also gives us access to many of the leading experts around the world on a variety of issues, allowing us to expand our knowledge base and areas of functional expertise.

Diversified Business.    Our business is diversified across multiple dimensions, including service offerings, vertical industry coverage, areas of expertise, client base, and geography. Through 21 offices located around the world, we provide multiple services across ten areas of functional expertise to hundreds of clients across 12 vertical industries. By maintaining expertise in multiple industries, we are able to offer clients creative and pragmatic advice tailored to their specific markets. By offering clients both legal and regulatory consulting services and business consulting services, we are able to satisfy an array of client needs, ranging from expert testimony for complex lawsuits to designing global business strategies. This broad range of expertise enables us to take an interdisciplinary approach to certain engagements, combining economists and experts in one area with specialists in other disciplines. We believe this diversification reduces our dependence on any particular market, industry, or geographic area. Furthermore, our legal and regulatory consulting business is driven primarily by regulatory changes and high-stakes legal proceedings, which typically occur without regard to the business cycle. Our diversity also enhances our expertise and the range of issues that we can address on behalf of our clients.

Integrated Business.   We manage our business on an integrated basis through our global network of 21 offices and ten areas of functional expertise. Each of these practices operates and is managed across geographic borders and has representative officers and other consultants in several of our offices. We view these cross-border practices as integral to our success and key management points. The practices cross-staff extensively and share consulting approaches, technical data and analysis, research, and marketing strategies across borders. When we acquire companies, our practice is rapidly to integrate systems, procedures, and people into our business model. In addition to sharing our intellectual property assets globally, we encourage geographic collaboration among our practices by including a consultants overall contribution to our practices as a factor in determining a consultants annual  bonus.

Diversified Client Base.    We have completed thousands of engagements for clients in a broad range of industries around the world. In fiscal 2004, our top ten clients accounted for approximately 23% of our revenues, with no single client accounting for more than 5% of our revenues. Our clients include major firms in:  computers and telecommunications;  media, entertainment, and professional sport leagues;  transportation;  pharmaceuticals; chemicals, oil, and gas;  electric utilities, environment, and other energies;  materials and manufacturing;  aerospace and defense;  foods and other consumer goods;  investment banking;  public accounting and other professional services;  and retailing.

Established Corporate Culture.    Our success has resulted in part from our established corporate culture. We believe we attract consultants because of our more than 39-year history, our strong reputation, the credentials, experience, and reputation of our employee consultants, the opportunity to work on an array of matters with a broad group of renowned non-employee experts, and our collegial atmosphere. Our attractiveness as an employer is reflected in our low voluntary turnover rate among senior employee consultants, which has averaged less than 10% per year in the last three fiscal years. We believe our corporate culture has also contributed to our ability to integrate acquisitions successfully.

Access to Leading Academic and Industry Experts.    To enhance the expertise we provide to our clients, we maintain close working relationships with a select group of non-employee experts. Depending on client needs, we use non-employee experts for their specialized expertise, assistance in conceptual problem-solving, and expert witness testimony. We work regularly with renowned professors at such institutions as Cornell University, Georgetown University, Harvard University, the Massachusetts Institute of Technology, Stanford University, Texas A&M University, the University of California at Berkeley, the University of California at Los Angeles, the University of Toronto, the University of Virginia, and other leading universities. These experts also generate business for us and provide us access to other leading academic and industry experts. By establishing affiliations with these prestigious experts, we further enhance our reputation as a leading source of sophisticated economic and financial analysis. We have exclusive relationships with 35 non-employee experts and non-exclusive relationships with numerous additional experts.

Demonstrated Success with Acquisitions.    Since fiscal 1998, we have made nine acquisitions. These acquisitions have contributed to our growth in revenues, number of consultants, geographic presence, vertical industry coverage, and areas of functional expertise. In each case, we have been able to integrate these acquisitions into our culture and retain the key consultants, in part because of our systematic approach to the integration of acquired businesses. We devote a substantial amount of effort to ensuring that acquired consultants understand our compensation system and have expectations and incentives similar to those of our existing consultants. We make efforts to place acquired consultants appropriately within our management hierarchy, and we regularly appoint acquired consultants to internal committees to provide meaningful participation in the management of our business. We also promote the integrated staffing of new engagements so that existing and acquired consultants begin to work together as a team. We believe our success with these acquisitions is a key competitive advantage that will allow us to pursue additional acquisitions to expand the breadth and scope of services we provide.

Services

We offer services in two broad areas: legal and regulatory consulting and business consulting. Engagements in our two service areas often involve similar areas of expertise and address related issues, and it is common for our consultants to work on engagements in both service areas. We derived approximately 67% of our service revenues in fiscal 2004 from legal and regulatory consulting and approximately 33% from business consulting. Together, these two service areas comprised approximately 96% of our consolidated revenues in fiscal 2004;  the remaining consolidated revenues, approximately 4%, came from our NeuCo subsidiary.

Legal and Regulatory Consulting

In our legal and regulatory consulting practice, we usually work closely with law firms on behalf of one or more companies involved in litigation or regulatory proceedings. Many of the lawsuits and regulatory proceedings in which we are involved are high-stakes matters, such as obtaining regulatory approval of a pending merger or analyzing possible damages awards in a securities fraud case. The ability to formulate and communicate effectively powerful economic and financial arguments to courts and regulatory agencies is often critical to a successful outcome in litigation and regulatory proceedings. Through our highly educated and experienced consulting staff, we apply advanced analytic techniques in economics and finance to complex engagements for a diverse group of clients. Our consultants work with law firms to assist in developing the theory of the case, preparing the testimony of expert witnesses, and preparing for the cross-examination of adverse witnesses. We also provide or identify expert witnesses from among our employees and from among our non-employee experts and others in academia. In addition, our consultants provide general litigation support, including reviewing legal briefs and assisting in the appeals process.

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

Business Consulting

In our business consulting practice, we typically provide services directly to companies seeking assistance with strategic issues that require expert economic, financial, or business analysis. Many of these matters involve “mission-critical” decisions for clients, who often need strategic and implementation support for major business transactions or transformations. We apply a highly analytical, quantitative, and focused approach to help companies analyze and respond to market forces and competitive pressures that affect their businesses. We offer analytical advice in areas such as shareholder value and business portfolio analysis, asset and liability valuation, competitive strategy and new product pricing, performance improvement, organizational design, change management, technology strategy, and asset auctions. Applying our in-depth knowledge of specific industries, we are able to provide insightful, value-added advice to our clients. Our business consulting projects are staffed with experienced senior consultants who use a collaborative team approach to offer clients practical and creative advice by challenging conventional approaches and generally avoiding predetermined solutions or methodologies.

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

Industry Expertise

We believe our ability to combine expertise in advanced economic and financial methods with in-depth knowledge of particular industries is one of our key competitive strengths. By maintaining expertise in certain industries, we provide clients practical advice tailored to their specific markets. This industry expertise, which we developed over decades of providing sophisticated consulting services to a diverse group of clients in many industries, differentiates us from many of our competitors. We believe that we have developed a strong reputation and substantial name recognition within specific industries, which has lead to repeat business and new engagements from clients in those markets. While we provide services to clients in a wide variety of industries, we have particular expertise in the following industries:

•       Aerospace and defense

•       Chemicals and petroleum

•       Electric power and other energy/environmental industries

•       Financial services

•       Healthcare

•       Materials and manufacturing

•       Media

•       Oil and gas

•       Pharmaceuticals

•       Sports

•       Telecommunications

•       Transportation

Clients

We have completed thousands of engagements for clients around the world, including domestic and foreign corporations;  federal, state, and local government agencies;  governments of foreign countries;  public and private utilities;  and national and international trade associations. Very frequently, we work with major law firms who approach us on behalf of their own clients. While we have particular expertise in a number of industries, we provide services to a diverse group of clients in a broad range of industries. No single client accounted for more than 5% of our revenues in fiscal 2004. Our policy is to keep the identities of our clients confidential unless our work for the client is already publicly disclosed. See note 12 of our audited consolidated financial statements for a breakdown of our revenue by geographic region.

Software Subsidiary

NeuCo, a subsidiary of which we owned 51.0% and 59.4% of the equity as of November 27, 2004, and November 29, 2003, respectively, develops and markets a family of neural network software tools and complementary application consulting services that are currently focused on electric utilities. Although NeuCo had its origins in one of our consulting engagements, it is primarily a software company that operates independently from our consulting business. NeuCo’s products and services are designed to help utilities optimize the use of their power plants by improving heat rate, reducing emissions, overcoming operating constraints, and increasing output capability. NeuCo achieved revenues of approximately $8.4 million in fiscal 2004, $5.3 million in fiscal 2003, and $3.4 million in fiscal 2002. NeuCo generated a net profit of approximately $753,000 in fiscal 2004, generated a net profit of approximately $376,000 in fiscal 2003, and sustained a net loss of approximately $1.1 million in fiscal 2002.

Human Resources

On November 27, 2004, we had 765 employees, including 554 employee consultants, comprising 134 vice presidents, 240 other senior employee consultants (either principals, associate principals, senior associates, or consulting associates) and 180 junior consultants (either associates or analysts), as well as 211 administrative staff members. Vice presidents and principals generally work closely with clients, supervise junior consultants, provide expert testimony on occasion, and seek to generate business for CRA. Principals, associate principals, senior associates, and consulting associates typically serve as project managers and handle complex research assignments. Consulting associates, associates, and analysts gather and analyze data sets and complete statistical programming and library research.

We derive most of our revenues directly from the services provided by our employee consultants. Our employee consultants were responsible for securing engagements that accounted for approximately 72% of our total revenues in fiscal 2004 and 68% of our total revenues in fiscal 2003. Our top five employee consultants generated approximately 14% of our total revenues in fiscal 2004 and 17% of our total revenues in fiscal 2003. Our employee consultants have backgrounds in many disciplines, including economics, business, corporate finance, accounting, materials sciences, and engineering. Most of our senior employee consultants, consisting of vice presidents, principals, associate principals, senior associates, and consulting associates, have either a doctorate or another advanced degree in addition to substantial management, technical, or industry expertise. Of our total senior employee consulting staff of 374 as of November 27, 2004, 125 have doctorates, and 200 have other advanced degrees. We believe our financial results and reputation are directly related to the number and quality of our employee consultants.

We are highly selective in our hiring of consultants, recruiting primarily from leading universities, industry, and government. We believe consultants choose to work for us because of our strong reputation;  the credentials, experience, and reputation of our consultants;  the opportunity to work on a diverse range of matters and with renowned non-employee experts;  and our collegial atmosphere. We believe that our attractiveness as an employer is reflected in our relatively low turnover rate among employees. We use a decentralized, team hiring approach. We have a selective group of leading universities and degree programs from which we recruit candidates.

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

Most of our vice presidents have signed non-solicitation agreements, which generally prohibit the employee from soliciting our clients or soliciting and/or hiring our employees for one year or longer following termination of the person’s employment with CRA. We align each vice president’s interest with our overall interests and most of our vice presidents to have an equity interest in us. All of our senior employee consultants who were stockholders before our initial public offering are parties to a stock restriction agreement that prohibits them, except under certain circumstances, from selling or otherwise transferring shares of our common stock held immediately before the initial public offering and generally enables us to repurchase a portion of these shares at a substantial discount if they were to leave us during the restriction period, with a larger discount if they were to compete with us after their departure. The amount of shares subject to these restrictions declines over the life of the agreement.

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

In addition, we work closely with a select group of non-employee experts from leading universities and industry, who supplement the work of our employee consultants and generate business for us. In each of fiscal 2004 and 2003, six of our exclusive non-employee experts were responsible for securing engagements that accounted for approximately 18% and 22% of our revenues in those years. We believe these experts choose to work with us because of the interesting and challenging nature of our work, the opportunity to work with our quality-oriented consultants, and the financially rewarding nature of the work. Thirty-five non-employee experts, generally comprising the more active of those with whom we work, have entered into non-competition agreements with us as of November 27, 2004.

Marketing

We rely to a significant extent on the efforts of our employee consultants, particularly our vice presidents and principals, to market our services. We encourage our employee consultants to generate new business from both existing and new clients, and we reward our employee consultants with increased compensation and promotions for obtaining new business. In pursuing new business, our consultants emphasize our institutional reputation and experience, while also promoting the expertise of the particular employees who will work on the matter. Many of our consultants have published articles in industry, business, economic, legal, and scientific journals, and have made speeches and presentations at industry conferences and seminars, which serve as a means of attracting new business and enhancing their reputations. On occasion, employee consultants work with one or more non-employee experts to market our services.

We supplement the personal marketing efforts of our employee consultants with firm-wide initiatives. We rely primarily on our reputation and client referrals for new business and undertake traditional marketing activities. We regularly organize seminars for existing and potential clients featuring panel members that include our consultants, non-employee experts, and leading government officials. We have an extensive set of brochures organized around our service areas, which describes our experience and capabilities. We also provide information about CRA on our corporate Web site. We distribute publications to existing and potential clients highlighting emerging trends and noteworthy engagements. Because existing clients are an important source of repeat business and referrals, we communicate regularly with our existing clients to keep them informed of developments that affect their markets and industries.

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

In 2003, we commenced a corporate branding initiative. The purpose of the initiative is to establish a unified corporate look and ensure that our corporate materials reflect our image and reinforce our business strategy. Our goal is to articulate our value proposition more effectively to the marketplace and produce a more consistent “look and feel” for our corporate collateral materials. As part of the initiative, we have engaged a professional branding firm and organized several internal working groups representing a broad cross-section of our offices and practice areas. We expect our corporate branding initiative to continue through 2005, including the integration of our recently acquired practices, offices, and consultants.

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

Item 2—Properties

In the aggregate, as of November 27, 2004, we lease approximately 318,000 square feet of office space in Boston, Massachusetts and for our other offices. Of this total, we have subleased to other companies approximately 32,000 square feet of our office space.

All of our offices are electronically linked and have access to our core consulting tools. We believe our existing facilities are adequate to meet our current requirements and that suitable space will be available as needed. In January 2005, we leased approximately 16,000 additional square feet of office space for our New York office.

Item 3—Legal Proceedings

We are not a party to any legal proceedings the outcome of which, in the opinion of our management, would have a material adverse effect on our business, financial condition, or results of operations.

On October 13, 2004, a client, Foster Wheeler Ltd, filed a complaint in the United States District Court for the District of New Jersey seeking temporary restraints, an accounting, a preliminary injunction and damages. The suit alleged that CRA would use Foster Wheeler’s confidential information improperly in the future in connection with its participation in the submission of a pre-qualification bid with a competitor of Foster Wheeler, as part of a request for qualifications for a possible project in Singapore. On November 9, 2004, Foster Wheeler voluntarily dismissed the suit, without prejudice.

Item 4—Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2004.

PART II

Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

Market Information.    We first offered our common stock to the public on April 23, 1998. Since that time, our common stock has been traded on the Nasdaq National Market under the symbol CRAI. The following table provides the high and low sales prices of our common stock as reported on the Nasdaq National Market for the periods indicated.

Fiscal Year Ended November 29, 2003	High	Low
December 1, 2002 to February 21, 2003	$16.78	$13.04
February 22, 2003 to May 16, 2003	$22.91	$15.51
May 17, 2003 to September 5, 2003	$35.55	$18.77
September 6, 2003 to November 29, 2003	$34.35	$26.20

Fiscal Year Ended November 27, 2004	High	Low
November 30, 2003 to February 20, 2004	$37.99	$29.23
February 21, 2004 to May 14, 2004	$36.80	$27.81
May 15, 2004 to September 3, 2004	$37.55	$27.37
September 4, 2004 to November 27, 2004	$43.66	$30.62

Stockholders.    We had approximately 86 holders of record of our common stock as of February 8, 2005. This number does not include stockholders for whom shares were held in a “nominee” or “street” name.

Dividends.    We currently intend to retain any future earnings to finance our operations and therefore do not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of our bank line of credit place restrictions on our ability to pay cash dividends on our common stock.

Repurchases of Equity Securities.    The following table provides information about our repurchases of shares of our common stock during the twelve weeks ended November 27, 2004. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the quarter into three equal periods of four weeks.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
September 4, 2004 to October 1, 2004	—		—	—		—
October 2, 2004 to October 29, 2004	—		—	—		—
October 30, 2004 to November 27, 2004	80,231	(1)	$40.62	—	(2)	—

(1)                 On November 22, 2004, we repurchased in a private transaction 20,280 shares of our common stock from a former director at a purchase price of $35.78 per share. On November 26, 2004, we repurchased in a private transaction 59,951 shares of our common stock from Gordon C. Rausser at a purchase price of approximately $42.26 per share.

(2)                 During the twelve weeks ended November 27, 2004, other than the foregoing repurchases, we did not have any publicly announced or other plans or programs for the repurchase of any shares of our common stock. However, we are a party to a stock restriction agreement with certain stockholders under which we have specified rights to repurchase shares of common stock held by them, as described in more detail in our proxy statement for our 2004 annual meeting of stockholders under the heading “Transactions with Related Parties—Stock restriction agreement.”

Item 6—Selected Financial Data

The following selected consolidated financial data as of and for each of the fiscal years in the five-year period ended November 27, 2004, have been derived from our audited consolidated financial statements.

	Fiscal Year Ended
	November 27, 2004 (52 weeks)	November 29, 2003 (52 weeks)	November 30, 2002 (53 weeks)	November 24, 2001 (52 weeks)	November 25, 2000 (52 weeks)
	(In thousands, except per share data)
Consolidated Statement of Operations Data(1):
Revenues	$216,735	$163,458	$130,690	$109,804	$82,547
Costs of services	127,716	100,168	80,659	65,590	46,439
Gross profit	89,019	63,290	50,031	44,214	36,108
Selling, general and administrative	57,286	43,055	36,600	31,556	21,837
Special charge(2)	—	—	—	—	878
Income from operations	31,733	20,235	13,431	12,658	13,393
Interest income.	904	429	486	1,098	1,699
Interest expense	(1,751)	(38)	(120)	(53)	(157)
Other expense	(260)	(306)	(29)	—	—
Income before provision for income taxes and minority interest	30,626	20,320	13,768	13,703	14,935
Provision for income taxes	(13,947)	(8,737)	(5,879)	(5,848)	(6,166)
Income before minority interest	16,679	11,583	7,889	7,855	8,769
Minority interest	(335)	(154)	547	(416)	70
Net income	$16,344	$11,429	$8,436	$7,439	$8,839
Net income per share(3):
Basic	$1.63	$1.21	$0.93	$0.82	$1.01
Diluted	$1.55	$1.16	$0.91	$0.81	$1.01
Weighted average number of shares outstanding(3):
Basic	10,016	9,438	9,047	9,107	8,728
Diluted	10,520	9,843	9,283	9,218	8,774

	November 27, 2004	November 29, 2003	November 30, 2002	November 24, 2001	November 25, 2000
Consolidated Balance Sheet Data:
Working capital	$101,319	$78,952	$37,709	$41,109	$42,722
Total assets	288,811	164,216	109,169	96,890	80,280
Total long-term debt	91,214	1,571	413	612	102
Total stockholders’ equity	127,026	118,031	78,358	70,002	62,338

(1)          On October 18, 2000 and July 18, 2001, we acquired assets and assumed certain liabilities of the consulting business of Gordon C. Rausser and certain assets of PA Consulting Group, Inc. As more fully described in note 2 of the notes to our consolidated financial statements, we also made the following acquisitions:

—   April 29, 2002, certain assets of the North American operations of Arthur D. Little’s(1) Chemical and Energy practice

—   May 10, 2002, certain assets of the U.K. operations of Arthur D. Little’s(1) Chemical and Energy practice

—   April 30, 2004, the equity of InteCap, Inc.

—   November 12, 2004, certain assets and liabilities of Tabors Caramanis & Associates.

—   November 18, 2004, the common equity of Network Economics Consulting Group Pty Ltd.

Each of these acquisitions was accounted for under the purchase accounting method, and the results of operations for each of these acquisitions have been included in the accompanying statements of income from the respective dates of acquisition.

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

(1)      Arthur D. Little, Inc. is now known as Dehon, Inc.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading economic, financial, and business consulting firm that applies advanced analytic techniques and in-depth industry knowledge to complex engagements for a broad range of clients. We offer two types of services: legal and regulatory consulting and business consulting. We estimate that we derived approximately 96% of our revenues in fiscal 2004 from business consulting and legal and regulatory consulting, and approximately 4% from NeuCo, a subsidiary of which we own 51%. NeuCo develops and markets a family of neural network software tools and complementary application consulting services that are currently focused on electricity generation by utilities.

We derive revenues principally from professional services rendered by our employee consultants. In most instances, we charge clients on a time-and-materials basis and recognize revenues in the period when we provide our services. We charge consultants’ time at hourly rates, which vary from consultant to consultant depending on a consultant’s position, experience, and expertise, and other factors. We derive a portion of our revenues from fixed-price contracts. Revenues from fixed-price engagements are recognized using a proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. We derived 6.7% and 17.3% of our revenues from fixed-price engagements in fiscal 2004 and 2003, respectively. We generate substantially all of our professional services fees from the work of our own employee consultants and a portion from the work of our non-employee experts. Factors that affect our professional services revenues include the number and scope of client engagements, the number of consultants we employ, the consultants’ billing rates, and the number of hours our consultants work. Revenues also include reimbursements, or expenses billed to clients, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses.

Our costs of services include the salaries, bonuses, and benefits of our employee consultants. Our bonus program awards discretionary bonuses based on our revenues and profitability and individual performance. Costs of services also include out-of-pocket and other expenses that are billed to clients, and the salaries, bonuses, and benefits of support staff whose time is billed directly to clients, such as librarians, editors, and programmers. Our gross profit, which equals revenues less costs of services, is affected by changes in our mix of revenues. We experience significantly higher gross margins on revenues from professional service fees than on revenues from expenses billed to clients. Selling, general, and administrative expenses include salaries, bonuses, and benefits of our administrative and support staff, fees to non-employee experts for generating new business, office rent, marketing, and other costs.

Utilization

Because we derive the majority of our revenues from hourly billings by our employee consultants, our utilization of those employee consultants is one key indicator that we use to measure our operating performance. We calculate utilization by dividing the total hours worked by our employee consultants on engagements during the measurement period by the total number of hours that our employee consultants were available to work during that period. Utilization was 79 percent for fiscal 2004, 72 percent for fiscal 2003, and 69 percent for fiscal 2002. Historically, we have experienced higher utilization in our legal and regulatory consulting practice than in our business consulting practice because our business consulting practice devotes a greater portion of its time to sales and marketing efforts.

We experience certain seasonal effects that impact our utilization. Because our revenues depend on the number of hours worked by our employee consultants, concurrent vacations by a large number of consultants can adversely impact our utilization. Historically, we experience lower utilization in the first quarter, which includes the holiday season, and in the third quarter, which includes the summer vacation season.

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

The terms “fiscal 2004,” “fiscal 2003,” “fiscal 2002,” “fiscal 2001,” “fiscal 2000,” refer to the 52-week periods ended November 27, 2004, and November 29, 2003, the 53-week period ended November 30, 2002, and the 52-week periods ended November 24, 2001, November 25, 2000, respectively.

Acquisitions and International Expansion

On November 18, 2004, we completed the acquisition of Network Economics Consulting Group Pty Ltd (“NECG”), an Australia-based regulatory and economic consulting firm, for a purchase price of approximately $9.8 million valued as of the date of the acquisition (after deducting cash acquired, and after adding acquisition costs and transaction fees paid or accrued), consisting of $6.8 million in cash and 75,261 restricted shares of our common stock valued at $3.0 million. CRA may be required to pay additional purchase consideration over the next three years following the transaction, in cash and our stock, if specific performance targets are met. Any additional payments related to this contingency will be accounted for as additional goodwill. The acquisition has been accounted for under the purchase method of accounting. The results of operations have been included in the accompanying statements of operations from the date of acquisition. The NECG acquisition added 34 employee consultants, and we believe it greatly enhances our position in the Australian regulatory market, providing us with an important platform for growth in the Asia Pacific region. A preliminary allocation of the $9.8 million purchase price to the estimated fair value of assets acquired and liabilities assumed primarily includes $2.3 million of accounts receivable, $0.2 million of unbilled services, $0.3 million of intangibles, and $8.0 million of goodwill. The purchase price allocation will be finalized as we receive other information relevant to the acquisition.

On November 12, 2004, we completed the acquisition of certain assets and liabilities of Tabors Caramanis & Associates (“TCA”), a Cambridge, Massachusetts-based economics and engineering consulting firm, for a purchase price of approximately $7.1 million (after adding a working capital adjustment, acquisition costs, and transaction fees paid or accrued), consisting of $6.1 million in cash and 24,495 restricted shares of our common stock valued at $1.0 million. CRA may be required to pay additional purchase consideration over the next two years following the transaction, in cash and our stock, if specific performance targets are met. Any additional payments related to this contingency will be accounted for as additional goodwill. The acquisition has been accounted for under the purchase method of accounting. The results of operations have been included in the accompanying statements of operations from the date of acquisition. The TCA acquisition added 15 employee consultants and expands our core competency in worldwide energy consulting. A preliminary allocation of the $7.1 million purchase price to the estimated fair value of assets acquired and liabilities assumed primarily includes $2.2 million of accounts receivable, $0.4 million of unbilled services, $0.3 million of intangibles, and $4.6 million of goodwill. The purchase price allocation will be finalized as we receive other information relevant to the acquisition.

On April 30, 2004, we completed the acquisition of InteCap, Inc. (“InteCap”) for a purchase price of approximately $79.4 million (after deducting cash acquired, and after adding acquisition costs and transaction fees paid or accrued). The acquisition has been accounted for under the purchase method of accounting. The results of operations have been included in the accompanying statements of operations beginning May 1, 2004. The InteCap acquisition added approximately 130 employee consultants and expanded our geographic footprint into key markets such as Chicago and New York, and strengthened our presence in Houston, Silicon Valley, Boston and Washington D.C. The allocation of the $79.4 million purchase price to the estimated fair value of assets acquired and liabilities assumed primarily includes $10.9 million of accounts receivable, $4.8 million of unbilled services, $1.8 million of intangibles, consisting primarily of non-competition agreements, and $52.1 million of goodwill.

In April and May 2002, we completed the acquisitions of certain assets of the North American and U.K. operations of the Chemicals and Energy Vertical practice (“CEV”) of the then Arthur D. Little corporation(1) (“ADL”) for an aggregate of $10.5 million in cash. The acquisitions have been accounted for under the purchase method of accounting. The effective date of the acquisition of the North American business was April 29, 2002, and the effective date of the acquisition of the U.K. business was May 10, 2002. The results of operations related to the acquisitions have been included in the accompanying statements of operations from the respective effective dates. We believe that the acquisition of the CEV business enhanced our position in consulting to the chemicals and petroleum industries. We acquired 75 employee consultants, accounts receivable, and the ongoing client projects being handled by the acquired employee consultants. Of the $10.5 million purchase price, $0.9 million was recorded as intangibles, consisting primarily of customer relationships, $2.7 million was recorded primarily as accounts receivable, and the remaining $6.9 million was recorded as goodwill, all of which is expected to be deducted for tax purposes. The portion of the purchase price attributable to goodwill primarily related to the extensive industry experience of the acquired employee consultants.

In fiscal 2004, our international operations declined from fiscal 2003. Revenues from our international operations accounted for 10.5%, 15.1%, and 13.3% of our total revenues in fiscal 2004, fiscal 2003, and fiscal 2002, respectively, as more fully described in note 12 of the notes to our audited consolidated financial statements. Our international revenues for fiscal 2004 and 2003 reflect full years of operations of the U.K. portion of the CEV business that we acquired in May 2002. This downturn was driven principally by the security-related reduction in our middle-East business and, to a lesser extent, on a percentage basis, the addition of InteCap, which has a largely domestic presence. We have expanded our presence in the Asia Pacific market with the acquisition of NECG during the last quarter of fiscal 2004, and continue to evaluate actively opportunities to strengthen our presence overseas.

Software Subsidiary

In June 1997, we acquired a majority interest in NeuCo, Inc. NeuCo was established by us and an affiliate of Commonwealth Energy Systems as a start-up entity to develop and market a family of neural network software tools and complementary application consulting services for electric utilities. NeuCo’s financial statements are consolidated with our financial statements. NeuCo recognized revenues of approximately $8.4 million in fiscal 2004, $5.3 million in fiscal 2003, and $3.4 million in fiscal 2002. NeuCo generated net income of approximately $753,000 in fiscal 2004 and $376,000 in fiscal 2003, and sustained a net loss of approximately $1.1 million in fiscal 2002.

Our interest in NeuCo was 51.0%, 59.4%, and 49.7%, as of November 27, 2004, November 29, 2003, and November 30, 2002, respectively. NeuCo’s financial results have been consolidated with our financial results for all fiscal years presented, including fiscal 2002, as our ownership interest, combined with other considerations, represented control. In October 2004, NeuCo issued additional shares to a minority interest stockholder in exchange for a note receivable. In addition, certain NeuCo employees and directors

(1)      Arthur D. Little, Inc. is now known as Dehon, Inc.

exercised stock options. As a result of these share transactions, our interest in NeuCo decreased to 51.0% as of November 27, 2004. In March 2003, NeuCo repurchased and cancelled shares from a minority interest stockholder, which increased our interest in NeuCo to 59.7%. These share transactions have been recorded as adjustments to capital. The portion of the results of operations of NeuCo allocable to its other owners is shown as “minority interest” on our statement of income, and that amount, along with the capital contributions to NeuCo of its other owners, is shown as “minority interest” on our balance sheet. All significant intercompany accounts have been eliminated.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosure of contingent assets and liabilities. Estimates in these consolidated financial statements include, but are not limited to, allowance for doubtful accounts, valuation allowances on deferred tax assets, depreciation of property and equipment, valuation of acquired intangible assets, accrued and deferred income taxes, and other accrued expenses. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if our assumptions based on past experience or our other assumptions do not turn out to be substantially accurate.

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

Revenues also include reimbursements, or expenses billed to clients, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. These reimbursable expenses included in revenues are as follows (in thousands):

	Year Ended
	November 27, 2004	November 29, 2003	November 30, 2002
Reimbursable expenses billed to clients	$29,140	$24,879	$19,026

Our normal payment terms are 30 days from invoice date. For fiscal 2004 and fiscal 2003, our average days sales outstanding (DSOs) were 99 days and 104 days, respectively, excluding the effect of the NECG and TCA acquisitions completed in November 2004. We calculate DSOs by dividing the sum of our accounts receivable and unbilled services balance, net of deferred revenue, at the end of the quarter by daily revenues. Daily revenues are calculated by dividing quarter revenues by the number of days in a quarter. Our project managers and finance personnel monitor payments from our clients and assess any collection issues. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. We base our estimates on our historical collection experience, current trends, and credit policy. In determining these estimates, we examine historical write-offs of our receivables and review client accounts to identify any specific customer collection issues. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Our failure to estimate accurately the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition, and results of operations. As of November 27, 2004, and November 29, 2003, $3.4 million and $1.6 million, respectively, were provided for doubtful accounts.

Goodwill and Other Intangible Assets.    We account for our acquisitions of consolidated companies under the purchase method of accounting pursuant to Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” (SFAS No. 141). Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives. Intangible assets consist principally of non-competition agreements, customer relationships, trade names, and property leases, which are amortized over two to ten years. Goodwill represents the excess of cost over net assets, including all identifiable intangible assets, of acquired businesses.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” which we adopted in fiscal 2002, we ceased amortizing goodwill arising from acquisitions. In lieu of amortization, we perform an impairment review of our goodwill annually, or more frequently if there are indicators of impairment. Because we have one reporting segment, under SFAS No. 142, we utilize the entity-wide approach for assessing goodwill for impairment and compare our market value to our net book value to determine if an impairment exists. No impairment of goodwill resulted from our evaluation of goodwill in any of the years presented. If we determine through the impairment review process that goodwill has been impaired, we would record the impairment charge in our statement of income. The net amount of goodwill was approximately $91.5 million as of November 27, 2004, which includes $52.1 million from the InteCap acquisition, $8.3 million from the NECG acquisition, and $4.6 million from the TCA acquisition, all of which occurred in fiscal year 2004. Goodwill from the InteCap acquisition decreased from $69.8 million to $52.1 million primarily as the result of the completion of our analysis of deferred tax assets acquired from InteCap and the recording of approximately $17.5 million of acquired deferred tax assets.  These goodwill amounts reflect our preliminary purchase price allocations and are subject to change. The allocation for the InteCap acquisition is based upon management’s estimates, the valuation and appraisal of the intangible assets, and an analysis of the net deferred tax assets acquired. The preliminary allocations for the NECG and TCA acquisitions are based upon management’s current estimates of respective fair values, and will be finalized as it receives other information relevant to these acquisitions.

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

As part of this assessment, we review the expected future undiscounted cash flows to be generated by the assets. When we determine that the carrying value of intangible assets may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. The net amount of intangible assets was approximately $3.0 million as of November 27, 2004, which includes $1.6 million from the InteCap acquisition, $0.4 million from the NECG acquisition, and $0.3 million from the TCA acquisition. These intangible asset amounts reflect our preliminary purchase price allocation and are subject to change.

Accounting for Income Taxes.    We record income taxes using the liability method. Deferred income tax assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. Our financial statements contain certain deferred tax assets and liabilities that result from temporary differences between book and tax accounting, as well as net operating loss carryforwards. SFAS No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The decision to record a valuation allowance requires varying degrees of judgment based upon the nature of the item giving rise to the deferred tax asset. As a result of operating losses incurred in certain of our foreign subsidiaries, and uncertainty as to the extent and timing of profitability in future periods, we recorded valuation allowances in certain of these foreign subsidiaries based on the facts and circumstances affecting each subsidiary. Had we not recorded these allowances of $58,000 and $240,000 in fiscal 2004 and 2003, respectively, we would have reported a lower effective tax rate than that recognized in our statements of income in fiscal 2004 and 2003.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several different tax jurisdictions. We are periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, we record estimated reserves for probable exposures. Based on our evaluation of current tax positions, we believe we have appropriately accrued for probable exposures.

Our effective tax rate increased to 45.5 percent in fiscal 2004, compared with 43.0 percent in fiscal 2003. In September 2004, we undertook a project to address the unfavorable tax consequences that resulted from activities and results in foreign jurisdictions. As a result, we reduced our fiscal 2004 effective tax rate from the 47.0 percent that had been estimated as of the third-quarter year-to-date. We intend to monitor our overseas operations and the related tax implications closely to determine whether there are opportunities to lower our effective tax rate further in the future.

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

Recent Accounting Pronouncements

In September 2004, the Emerging Issues Task Force of the Financial Accounting Standards Board (the “EITF”) reached a conclusion on EITF Issue No. 04-8 “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share”, that contingently convertible debt instruments (“Co-Cos”) will be subject to the if-converted method under SFAS No. 128, “Earnings Per Share,” (SFAS No. 128) regardless of whether a stock price-related conversion contingency included in the instrument (contingent price triggers, parity triggers, etc.) has been met. Under prior interpretations of SFAS No. 128, issuers of Co-Cos excluded the potential common shares underlying the Co-Cos from the calculation of diluted earnings per share until the market price or other contingency was met. Furthermore, under a proposed amendment to SFAS No. 128, such that in order to remain under the treasury stock method of accounting, an issuer must commit, contractually and irrevocably to settle the par value of the debentures in cash. The effective date of EITF 04-8 is for periods ending after December 15, 2004. The proposed amendment to SFAS No. 128 is expected to be issued in the first quarter of 2005. On December 14, 2004, we elected, contractually and irrevocably, to settle the par value of the debentures in cash. As a result we continue to account for the debentures under the treasury stock method of accounting. Upon conversion, because of cash settlement of the principal, we expect that more of our shares will remain held by fundamental investors in CRA, as opposed to being held by the financially-oriented investors in our convertible debentures. We do not anticipate that the adoption of the amendment to SFAS No. 128 will have a material impact on the consolidated statements of income.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment” (Statement 123(R)). Statement 123(R) replaces SFAS No. 123 “Accounting for Stock-Based Compensation”, supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”, and amends SFAS No. 95 “Statement of Cash Flows”. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Per APB Opinion No. 25, compensation expense was recognized only to the extent the fair value of common stock exceeded the stock option exercise price at the measurement date. In addition, SFAS No. 123 allowed pro forma disclosure as an alternative to financial statement recognition. Statement 123(R) is effective for public companies at the beginning of the first interim or annual period beginning June 15, 2005. We expect to adopt Statement 123(R) in the fourth quarter of fiscal 2005.

Results of Operations

The following table provides operating information as a percentage of revenues for the periods indicated:

	Fiscal Year Ended
	November 27, 2004 (52 weeks)	November 29, 2003 (52 weeks)	November 30, 2002 (53 weeks)
Revenues	100.0%	100.0%	100.0%
Costs of services	58.9	61.3	61.7
Gross profit	41.1	38.7	38.3
Selling, general and administrative	26.5	26.3	28.0
Income from operations	14.6	12.4	10.3
Interest income.	.4	.2	.4
Interest expense	(.8)	—	(.1)
Other expense	(0.1)	(.2)	—
Income before provision for income taxes and minority interest	14.1	12.4	10.6
Provision for income taxes	6.4	5.3	4.5
Income before minority interest	7.7	7.1	6.1
Minority interest	(0.2)	(0.1)	0.4
Net income	7.5%	7.0%	6.5%

Fiscal 2004 Compared to Fiscal 2003

Revenues.    Revenues increased $53.3 million, or 32.6%, to $216.7 million for fiscal 2004 from $163.5 million for fiscal 2003. This increase was due primarily to the InteCap acquisition, which contributed approximately $31.8 million in revenue for fiscal 2004. Aside from the additional revenue attributable to InteCap, we experienced strong revenue growth primarily in our finance and competition practice areas, and to a lesser extent, our energy and environment, and pharmaceutical practice areas. Our strong growth in the competition practice is a result of increased mergers and acquisitions engagements, and continued strength in antitrust litigation. The growth in our finance practice area resulted from increased demand for our services in general securities litigation, accounting malpractice litigation, and other financial-based litigation. The growth in our energy and environmental practice is due primarily to work related to the Federal Energy Regulatory Commission’s various rule-makings with regard to competitive electricity markets, as well as increased revenues from energy clients in the Asia Pacific region. These increases were partially offset by a decrease in revenue primarily in our materials and manufacturing practice area. The net increase in demand for our services is reflected in increased utilization and an increase in our average employee consultant headcount. The total number of employee consultants increased to 554 at the end of fiscal 2004, which includes 129 from the InteCap acquisition, 34 from the NECG acquisition, and 15 from the TCA acquisition, from 344 at the end of fiscal 2003. The remaining increase in headcount from the end of fiscal 2003 is due to continued hiring and recruiting efforts. Utilization was 79% for fiscal 2004 as compared with 72% for fiscal 2003. Revenues derived from fixed-price engagements decreased to 6.7% of total revenues for fiscal 2004 from 17.3% for fiscal 2003. The decrease in fixed-price projects is due primarily to a downturn in our chemicals and petroleum practice, which traditionally entered into fixed-price contracts and, to a lesser extent, on a percentage basis, the addition of InteCap, which enters into relatively few fixed-price engagements. This downturn was driven principally by the security-related reduction in our middle-East business.

Costs of Services.    Costs of services increased by $27.5 million, or 27.5%, to $127.7 million in fiscal 2004 from $100.2 million in fiscal 2003. The increase was due primarily to an overall increase in compensation expense for our employee consultants of $23.3 million, primarily attributable to an increase in the average number of employee consultants, which includes $11.6 million attributable to the InteCap acquisition, and an increase in reimbursable expenses billed to clients of $4.3 million. As a percentage of revenues, costs of services decreased to 58.9% in fiscal 2004 from 61.3% in fiscal 2003. The decrease as a percentage of revenues was due to an overall increase in revenue at a greater rate than the increases in reimbursable expenses billed to clients and an increased leverage arising from higher utilization of our employee consultants.

Selling, General, and Administrative.    Selling, general, and administrative expenses increased by $14.2 million, or 33.1%, to $57.3 million in fiscal 2004 from $43.1 million in fiscal 2003. The increase was due to an increase in overall compensation to our administrative staff of $3.7 million, which includes $1.1 million for employees from the InteCap acquisition, an increase in legal, accounting, and professional fees of $2.8 million, an increase in travel expenses of $1.9 million, an increase in rent expense of $1.6 million, which includes $0.9 million from the InteCap acquisition, and an increase in other selling, general and administrative expenses of $4.2 million. As a percentage of revenues, selling, general, and administrative expenses increased to 26.5% in fiscal 2004 from 26.3% in fiscal 2003. The primary contributors to this increase were increases in legal and other professional fees, primarily due to Sarbanes-Oxley section 404 compliance costs and travel expenses. These increases were partially offset by an overall increase in revenue at a greater rate than the increases in other selling, general, and administrative expenses, including rent and other costs that are principally fixed in nature.

Interest Income.    Interest income increased by $475,000 to $904,000 for fiscal 2004 from $429,000 for fiscal 2003. This increase was due primarily to higher cash and investment balances in fiscal 2004.  Our weighted average imputed interest rate for fiscal 2004 on our average cash and cash equivalent balances was approximately 1.6% compared with approximately 1.3% in fiscal 2003.

Interest Expense.   Interest expense increased by $1.7 million to $1.8 million for fiscal 2004 from $38,000 for fiscal 2003. This increase was primarily due to interest expense incurred during fiscal 2004 on the $90 million convertible debt and borrowings of $39.6 million on our line of credit to finance the InteCap acquisition.

Other Expense.   Other expense decreased by $46,000 to $260,000 for fiscal 2004 from $306,000 for fiscal 2003. Other expense consists primarily of foreign currency exchange transaction losses. The decrease is primarily due to our hedging movements in exchange rates between the value of the dollar and foreign currencies.

Provision for Income Taxes.    The provision for income taxes increased by $5.2 million, to $13.9 million in fiscal 2004 from $8.7 million in fiscal 2003. Our effective income tax rate increased to 45.5% in fiscal 2004 from 43.0% in fiscal 2003. The higher effective tax rate during fiscal 2004 is primarily due to losses not benefited in fiscal 2004.

Minority Interest.    Allocations of the minority share of NeuCo’s net income result in deductions to our net income, while allocations of the minority share of NeuCo’s net loss results in additions to our net income. Minority interest in the results of operations of NeuCo allocable to its other owners was net income of $335,000 in fiscal 2004 and net income of $154,000 in fiscal 2003.

Net Income.    Net income increased by $4.9 million, or 43.0%, to $16.3 million in fiscal 2004 from $11.4 million in fiscal 2003. Diluted net income per share increased by 33.6% to $1.55 per share in fiscal 2004 from $1.16 per share in fiscal 2003. Net income increased at a greater rate than diluted net income per share primarily due to the dilutive impact of the increase in the number of outstanding in-the-money stock options and the public offering of our common stock completed in August 2003, partially offset by a reduction in shares issued and outstanding resulting from our repurchase of shares with a portion of the proceeds from the issuance of convertible bonds in the third quarter of fiscal 2004.

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

Selling, General, and Administrative.    Selling, general, and administrative expenses increased by $6.5 million, or 17.6%, to $43.1 million in fiscal 2003 from $36.6 million in fiscal 2002. The increase was due to an increase in overall compensation to our administrative staff of $2.2 million, an increase in commission payments to non-employee experts of $1.6 million, an increase in rent expense of $1.4 million, and an increase in other selling, general and administrative expenses of $1.3 million. As a percentage of revenues, selling, general, and administrative expenses decreased to 26.3% in fiscal 2003 from 28.0% in fiscal 2002. The primary contributors to the decrease as a percentage of revenues were relative decreases in travel expenses, legal and other professional fees, as well as an overall increase in revenue at a greater rate than the increases in those selling, general, and administrative expenses, which include rent and other costs that are principally fixed in nature. These decreases were partially offset by a revenue-related increase in commission payments to non-employee experts.

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

Liquidity and Capital Resources

General.    In fiscal 2004, we had a net increase in cash and cash equivalents of $5.1 million. We completed the year with cash and cash equivalents of $65.6 million, short-term and long-term investments of $2.2 million, and working capital of $101.3 million.

On November 18, 2004 we completed the acquisition of NECG for approximately $9.8 million valued as of the date of acquisition (after deducting cash acquired, and adding acquisition costs and transaction fees paid or accrued), consisting of $6.8 million in cash and 75,261 restricted shares of our common stock valued at $3.0 million. On November 12, 2004, we completed the acquisition of TCA for approximately $7.1 million (after adding a working capital adjustment, acquisition costs, and transaction fees paid or accrued). The purchase price consisted of $6.1 million in cash and 24,495 restricted shares of our common stock valued at $1.0 million. We funded the purchase price of the NECG and TCA acquisitions from existing cash resources. On April 30, 2004, we completed the acquisition of InteCap, Inc. We purchased InteCap for approximately $79.4 million (after deducting cash acquired, and adding acquisition costs and transaction fees paid or accrued). We funded the purchase price from existing cash resources and borrowings of $39.6 million under our line of credit. On June 21, 2004, we completed a private placement of $75 million of convertible senior subordinated debentures due in 2034. On July 1, 2004, we sold an additional $15 million in principal amount of these debentures. We used the majority of the net proceeds from this offering to repay the amounts outstanding under the line of credit, to repurchase 622,200 shares of our common stock concurrently with the placement of the debentures, and to pay offering expenses. We intend to use the remaining proceeds for working capital, general corporate purposes, and potentially for future acquisitions.

We believe that current cash balances, cash generated from operations, and amounts available under our bank line of credit will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

Sources of Cash in Fiscal 2004.    During fiscal 2004, we generated cash primarily from the following sources:  $90.0 million in gross proceeds from the private placement of convertible debt, $31.8 million in cash provided by our operating activities, and approximately $5.0 million in proceeds from the exercise of stock options. During this period, we also borrowed $39.6 million under our line of credit and subsequently repaid this amount with proceeds of the convertible debt offering. Cash provided by operating activities resulted primarily from net income of $16.3 million, which reflected depreciation and amortization expense of $5.1 million, and an increase in accounts payable, accrued expenses and other liabilities of $15.7 million, partially offset by an increase in accounts receivable of $4.1 million and an increase in prepaid expenses and other assets of $3.1 million. The increase in accounts payable, accrued expenses, and other liabilities is primarily due to an increase in accrued compensation for our employee consultants, most of which will be paid in the first and second quarters of fiscal 2005.

Private Placement of Convertible Debt.    On June 21, 2004, we completed a private placement of $75 million of 2.875% convertible senior subordinated debentures due 2034. On July 1, 2004, we sold an additional $15 million in principal amount of the debentures. Holders of the debentures may convert them, as described below, only under the following circumstances:

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

•       upon the occurrence of specified corporate transactions as set forth in the indenture governing the debentures; or

•       if the debentures are rated by Moody’s Investors Service, Inc. or Standard & Poor’s Rating Services or both, at any time when (i) the long-term credit rating assigned to the debentures by either rating agency is two or more levels below the credit rating initially assigned to the debentures or (ii) either rating agency has discontinued, withdrawn or suspended their ratings with respect to the debentures.

The debentures are our direct, unsecured senior subordinated obligations and rank junior in right of payment to our existing bank line of credit and any future secured indebtedness that we may designate as senior indebtedness. Interest of approximately $1.3 million is payable semi-annually on June 15 and December 15. We will also be required to pay contingent interest on the applicable interest payment date to the holders of the debentures for the period commencing June 20, 2011, and ending December 14, 2011, if the average trading price of the debentures for each of the last five trading days immediately preceding June 20, 2011, equals 125% or more of the principal amount of the debentures. Thereafter, we will pay contingent interest on the interest payment date for a six-month interest period if the average trading price of the debentures during the five trading day period immediately preceding the first day of the applicable six-month interest period equals or exceeds 125% of the principal amount of the debentures. The contingent interest payable per debenture will equal 0.25% of the average trading price of such debenture during the applicable five trading day reference period.

We may elect to redeem all or any portion of the debentures on or after June 20, 2011 at a repurchase price equal to 100% of the principal amount of the debentures, plus accrued and unpaid interest. We may be required to repurchase all or any portion of the debentures, at the option of each holder, on June 15, 2011, June 15, 2014, June 15, 2019, June 15, 2024, and June 15, 2029, and upon certain specified fundamental changes, at a price equal to 100% of the principal amount of the debentures, plus accrued and unpaid interest. Upon a fundamental change involving a change of control of CRA, we may also be required to pay a make-whole premium which in some cases could be substantial, which may be paid in cash, shares of common stock, or a combination thereof, to the holders of debentures who elect to require us to repurchase or convert debentures.

We have the right to settle all or a portion of the conversion of the debentures in cash in lieu of shares of common stock, provided that in no case (except for cash in lieu of fractional shares) shall the amount in cash we deliver exceed $1,000 per $1,000 principal amount of debentures converted, in which case any excess shall be paid in shares of our common stock. On December 14, 2004, we have elected, contractually and irrevocably, to settle the par value of the debentures in cash. As a result, upon a contingent conversion, we must settle the principal amount of our debentures in cash. However, we may still elect to satisfy any conversion obligation that exceeds the principal amount of any converted debentures with either cash or shares of our common stock (or cash in lieu of fractional shares). We intend to use available cash and investment balances, cash from operations, amounts available under our bank line of credit, and alternative means of financing to meet this obligation.

We used approximately $20.0 million of the net proceeds from this offering to repurchase 622,200 shares of our common stock concurrently with the placement of the debentures, $39.6 million to repay amounts outstanding under our bank line of credit, and $3.3 million to pay offering expenses. We intend to use the remaining net proceeds for working capital, general corporate purposes, and potentially for future acquisitions.

We have classified our convertible debentures as long-term debt in our consolidated balance sheet as of November 27, 2004. There is no obligation to repay the debentures within a twelve month period following this date, and we cannot redeem the debentures until June 20, 2011. In addition:  the holders of the debentures cannot exercise an unrestricted option to convert until June 15, 2011;  the stock price has not exceeded the $50 per share contingent conversion price for 20 out of 30 consecutive trading days, ending on the last trading day of the preceding quarter;  nor have other conversion triggers occurred.

Borrowings under the Revolving Line of Credit.   On January 14, 2004, we entered into a senior loan agreement with a bank for a two-year, $40.0 million revolving line of credit. Subject to the terms of the agreement, we may use borrowings under this line of credit for acquisition financing, working capital, general corporate purposes, letters of credit, and foreign exchanges contracts. Any borrowings under the line of credit must be repaid no later than January 14, 2006. The available line of credit is reduced, as necessary, to account for certain letters of credit outstanding in the amount of $0.5 million. In April 2004, we borrowed $39.6 million under our line of credit to finance the acquisition of InteCap. This amount was repaid in June 2004. Other than for letters of credit outstanding, there were no amounts outstanding under this line of credit as of November 27, 2004, and the line of credit then available was $39.5 million.

Borrowings under our credit facility bear interest, at our option, either at LIBOR plus an applicable margin or at the prime rate. Applicable margins range from 0.75% to 1.50%, depending on the ratio of our consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the preceding four fiscal quarters, subject to various adjustments stated in the senior loan agreement. These margins are adjusted both quarterly and each time we borrow under the credit facility. For the borrowing period under the line of credit for the third quarter of fiscal 2004, the average annual interest rate was 2.1%. Interest is payable monthly. A commitment fee of 0.18% is payable on the unused portion of the credit facility. Borrowings under the credit facility are secured by 100% of the stock of our U.S. subsidiary CRA Security Corporation and by 65% of the stock of our foreign subsidiaries, amounting to net assets of approximately $32.5 million as of November 27, 2004.

In fiscal 2003, we had a line of credit agreement that permitted borrowings of up to $2.0 million with interest at the bank’s base rate (4.0 percent at November 29, 2003). Borrowings under the agreement were secured by our accounts receivable. The terms of the line of credit included certain operating and financial covenants. There were no borrowings outstanding as of November 29, 2003, and we terminated this line of credit in January 2004.

Debt Restrictions.    Under our senior credit agreement, we must comply with various financial and non-financial covenants. The financial covenants require us to maintain a minimum consolidated working capital of $25.0 million and require us to comply with a consolidated total debt to EBITDA ratio of not more than 3.5 to 1.0 and a consolidated senior debt to EBITDA ratio of not more than 2.0 to 1.0. Compliance with these financial covenants is tested on a fiscal quarterly basis, commencing with the first quarter of fiscal 2004. The non-financial covenants of the senior credit agreement prohibit us from paying dividends and places restrictions on our ability to incur additional indebtedness, repurchase our securities, engage in acquisitions or dispositions, and enter into business combinations. Any indebtedness outstanding under the senior credit facility may become immediately due and payable upon the occurrence of stated events of default, including our failure to pay principal, interest or fees or a violation of any financial covenant. We obtained permission under our senior agreement to repurchase $20 million of our common stock during the third quarter of fiscal 2004.

As of November 27, 2004, we were in compliance with our covenants under the senior credit agreement.

Other Matters.    As part of our business, we regularly evaluate opportunities to acquire other consulting firms, practices or groups or other businesses. In recent years, we have typically paid for acquisitions with cash, and we may continue to do so in the future. To pay for an acquisition, we may use cash on hand, cash generated from our operations or borrowings under our revolving credit facility, or we may pursue other forms of financing. Our ability to secure short-term and long-term debt or equity financing in the future will depend on several factors, including our future profitability, the levels of our debt and equity, restrictions under our existing line of credit and the overall credit and equity market environments.

In connection with our acquisition of InteCap, certain InteCap employees purchased an aggregate of 87,316 shares of common stock in exchange for full recourse, interest-bearing notes, maturing in June 2007, totaling approximately $2.9 million. These notes are recorded as a reduction of stockholder’s equity as of November 27, 2004.

In connection with our acquisition of the consulting business of Dr. Rausser, we loaned Dr. Rausser $4.5 million, which he used to purchase shares of our common stock. In March 2004, Dr. Rausser satisfied $2.5 million of the loan obligation by selling us 73,531 shares of our common stock and paying the balance in cash. Dr. Rausser satisfied the remaining $2.0 million plus accrued interest in November 2004 by selling us an additional 59,951 shares of our common stock.

Uses of Cash in Fiscal 2004.    During fiscal 2004, we used cash primarily for the following activities:  $79.3 million (after deducting cash acquired, and adding acquisition costs and transaction fees paid) to acquire InteCap, $6.6 million (after deducting cash acquired, and adding acquisition costs and transaction fees paid) to acquire NECG, and $6.0 million (after adding acquisition costs and transaction fees paid) to acquire TCA. In addition, we used $20.0 million to repurchase 622,200 shares of our common stock concurrently with the placement of the debentures, and $8.7 million for capital expenditures.

Contingencies.    In connection with certain acquisitions completed in fiscal 2004, we agreed to pay additional consideration, in cash and our stock, contingent on the achievement of certain performance targets by the respective acquired businesses. We believe that we will have sufficient funds to satisfy any obligations related to the contingent consideration. We expect to fund these contingent payments, if any, from existing cash resources and cash generated from operations.

Impact of Inflation.    To date, inflation has not had a material impact on our financial results. There can be no assurance, however, that inflation will not adversely affect our financial results in the future.

Contractual obligations

The following table presents information about our known contractual obligations as of November 27, 2004. It does not reflect contractual obligations that may have arisen or may arise after that date. Except for historical facts, the information in this section is forward-looking information.

	Payments due by period
Contractual Obligations	Total	Fiscal 2005	Fiscal 2006-2007	Fiscal 2008-2009	After fiscal 2009
	(in thousands)
Long-term debt obligations:
Notes payable to former stockholders	$2,296	$1,082	$1,214	$—	$—
Convertible debentures payable(1)	90,000	—	—	—	90,000
Deferred compensation	2,865	—	2,865	—	—
Total long-term debt obligations	95,161	1,082	4,079	—	90,000
Capital lease obligations	—	—	—	—	—
Operating lease obligations	55,198	10,836	18,023	14,414	11,925
Purchase obligations	—	—	—	—	—
Other long-term liabilities reflected on our balance sheet under GAAP	—	—	—	—	—
Total	$150,359	$11,918	$22,102	$14,414	$101,925

(1)          As set forth in the indenture governing the convertible debentures, the debentureholder must wait until June 2011 to redeem the debentures and, in the absence of our stock price reaching $50 per share for a specified period of time prior to June 2011, to convert the debenture to our shares, with the principal amount of the debenture to be settled with cash. In addition, interest of approximately $1.3 million, is payable semi-annually on June 15 and December 15.  We will also be required to pay contingent interest on the applicable interest payment date to the holders of the debentures for the period commencing June 20, 2011, and ending December 14, 2011, if the average trading price of the debentures for each of the last five trading days immediately preceding June 20, 2011, equals 125% or more of the principal amount of the debentures.  Thereafter, we will pay contingent interest on the interest payment date for a six-month interest period if the average trading price of the debentures during the five trading day period immediately preceding the first day of the applicable six-month interest period equals or exceeds 125% of the principal amount of the debentures.  The contingent interest payable per debenture will equal 0.25% of the average trading price of such debenture during the applicable five trading day reference period.

The NECG and TCA business acquisitions involve contingent consideration. On a preliminary basis, we anticipate that any additional payments related to this contingency will be accounted for as additional goodwill. Payment of the additional consideration is generally contingent upon the acquired companies reaching certain revenue targets. The milestones associated with the contingent consideration must be reached in certain future periods ranging from fiscal 2005 through fiscal 2008. Since it is not possible to estimate if or when the acquired companies will reach their performance milestones, or the amount of contingent consideration based on future revenues, the maximum contingent consideration has not been included in the table above.

We have a revolving line of credit to borrow up to $40 million.

We are party to standby letters of credit in support of the minimum future lease payments under leases for permanent office space amounting to $0.6 million as of November 27, 2004.

Factors Affecting Future Performance

We depend upon only a few key employees to generate revenue

Our business consists primarily of the delivery of professional services, and accordingly, our success depends heavily on the efforts, abilities, business generation capabilities, and project execution capabilities of our employee consultants. In particular, our employee consultants’ personal relationships with our clients are a critical element in obtaining and maintaining client engagements. If we lose the services of any employee consultant or if our employee consultants fail to generate business or otherwise fail to perform effectively, that loss or failure could adversely affect our revenues and results of operations. Our employee consultants generated engagements that accounted for approximately 72% of our revenues in fiscal 2004 and 68% in fiscal 2003. Our top five employee consultants generated approximately 14% of our revenues in fiscal 2004 and 17% in fiscal 2003. We do not have non-compete agreements with the majority of our employee consultants, and they can terminate their relationships with us at will and without notice. The non-competition and non-solicitation agreements that we have with some of our employee consultants offer us only limited protection and may not be enforceable in every jurisdiction.

Our failure to manage growth successfully could adversely affect our revenues and results of operations

Any failure on our part to manage growth successfully could adversely affect our revenues and results of operations. Over the last several years, we have continued to open offices in new geographic areas, including foreign locations, and to expand our employee base as a result of internal growth and acquisitions, including our recent acquisitions of NECG, TCA, and InteCap. We expect that this trend will continue over the long term. Opening and managing new offices often requires extensive management supervision and increases our overall selling, general, and administrative expenses. Expansion creates new and increased management, consulting, and training responsibilities for our employee consultants. Expansion also increases the demands on our internal systems, procedures, and controls, and on our managerial, administrative, financial, marketing, and other resources. We depend heavily upon the managerial, operational, and administrative skills of our officers, particularly James C. Burrows, our President and Chief Executive Officer, to manage our expansion. New responsibilities and demands may adversely affect the overall quality of our work.

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

Clients can terminate engagements with us at any time

Many of our engagements depend upon disputes, proceedings, or transactions that involve our clients. Our clients may decide at any time to seek to resolve the dispute or proceeding, abandon the transaction, or file for bankruptcy. Our engagements can therefore terminate suddenly and without advance notice to us. If an engagement is terminated unexpectedly, our employee consultants working on the engagement could be underutilized until we assign them to other projects. In addition, because much of our work is project-based rather than recurring in nature, our consultants’ utilization depends on our ability to secure additional engagements on a continual basis. Accordingly, the termination or significant reduction in the scope of a single large engagement could reduce our utilization and have an immediate adverse impact on our revenues and results of operations.

We depend on our antitrust and mergers and acquisitions consulting business

We derived approximately 25% of our revenues in fiscal 2004, 25% of our revenues in fiscal 2003, and 29% of our revenues in fiscal 2002 from engagements in our antitrust and mergers and acquisitions practice areas. Any substantial reduction in the number or size of our engagements in these practice areas could adversely affect our revenues and results of operations. We derived significant revenues from engagements relating to enforcement of United States antitrust laws. Changes in federal antitrust laws, changes in judicial interpretations of these laws, or less vigorous enforcement of these laws as a result of changes in political appointments or priorities or for other reasons could substantially reduce our revenues from engagements in this area. In addition, adverse changes in general economic conditions, particularly conditions influencing the merger and acquisition activity of larger companies, could adversely affect engagements in which we assist clients in proceedings before the U.S. Department of Justice and the U.S. Federal Trade Commission. An economic slowdown may have an adverse effect on mergers and acquisitions activity, which would reduce the number and scope of our engagements in this practice area. Any such downturn would adversely affect our revenues and results of operations.

We derive our revenues from a limited number of large engagements

We derive a portion of our revenues from a limited number of large engagements. If we do not obtain a significant number of new large engagements each year, our business, financial condition, and results of operations could suffer. Our ten largest engagements accounted for approximately 17% of our revenues in fiscal 2004, 20% in fiscal 2003, and 17% in fiscal 2002. Our ten largest clients accounted for approximately 23%, 28%, and 25% of our revenues in those years, respectively. In general, the volume of work we perform for any particular client varies from year to year, and a major client in one year may not hire us again.

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

We depend on our non-employee experts

We depend on our relationships with our exclusive non-employee experts. In fiscal 2004 and fiscal 2003, six of our exclusive non-employee experts generated engagements that accounted for approximately 18% and 22% of our revenues in those years, respectively. We believe that these experts are highly regarded in their fields and that each offers a combination of knowledge, experience, and expertise that would be very difficult to replace. We also believe that we have been able to secure some engagements and attract consultants in part because we could offer the services of these experts. Most of these experts can limit their relationships with us at any time for any reason. These reasons could include affiliations with universities with policies that prohibit accepting specified engagements, the pursuit of other interests, and retirement.

As of November 27, 2004, we had non-competition agreements with 35 of our non-employee experts. The limitation or termination of any of their relationships with us, or competition from any of them after these agreements expire, could harm our reputation, reduce our business opportunities and adversely affect our revenues and results of operations.

To meet our long-term growth targets, we need to establish ongoing relationships with additional non-employee experts who have reputations as leading experts in their fields. We may be unable to establish relationships with any additional non-employee experts. In addition, any relationship that we do establish may not help us meet our objectives or generate the revenues or earnings that we anticipate.

Acquisitions may disrupt our operations or adversely affect our results

We regularly evaluate opportunities to acquire other businesses. The expenses we incur evaluating and pursuing acquisitions could have a material adverse effect on our results of operations. If we acquire a business, such as our recent acquisitions of NECG, TCA, and InteCap, we may be unable to manage it profitably or successfully integrate its operations with our own. Moreover, we may be unable to realize the financial, operational, and other benefits we anticipate from these acquisitions or any other acquisition. Competition for future acquisition opportunities in our markets could increase the price we pay for businesses we acquire and could reduce the number of potential acquisition targets. Further, acquisitions may involve a number of special financial and business risks, such as:

•       charges related to any potential acquisition from which we may withdraw;

•       diversion of our management’s time, attention, and resources;

•       decreased utilization during the integration process;

•       loss of key acquired personnel;

•       increased costs to improve or coordinate managerial, operational, financial, and administrative systems including compliance with the Sarbanes-Oxley Act of 2002;

•       dilutive issuances of equity securities, including convertible debt securities;

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

Particularly as a result of our acquisition in May 2002 of certain assets of the U.K. operations of  the Chemical and Energy practice of the then Arthur D. Little(1) corporation, we conduct a portion of our business in the Middle East. The ongoing military conflicts in the region have significantly interrupted our business operations in that region and have slowed the flow of new opportunities and proposals, which ultimately have adversely affected our revenues and results of operations.

If our international revenues increase relative to our total revenues, these factors could have a more pronounced effect on our operating results.

Our debt obligations may adversely impact our financial performance

In June and July of 2004, we issued a total of $90.0 million of 2.875% convertible senior subordinated debentures due 2034. We have previously operated with little or no debt, and our previous payments of interest have not been material. The interest we will be required to pay on these debentures will reduce our net income each year until the debentures are no longer outstanding. The terms of the debentures also include provisions that could accelerate our obligation to repay all amounts outstanding under the debentures if certain events happen, such as our failure to pay interest in a timely manner, failure to pay principal upon redemption or repurchase, failure to deliver cash, shares of common stock, or other property upon conversion and other specified events of default. In addition, on June 15, 2011, June 15, 2014, June 15, 2019, June 15, 2024 and June 15, 2029, or following specified fundamental changes holders of debentures may require us to repurchase their debentures for cash. If any of these events were to happen, we do not presently have the financial resources to satisfy these obligations if they became due, and we would have to seek to refinance these obligations. The degree to which we are leveraged could adversely affect our ability to obtain further financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. The terms of any such refinancing could be significantly less favorable to us and could have a material adverse effect on our results of operations.

(1)      Arthur D. Little, Inc.  is now known as Dehon, Inc.

Our clients may be unable to pay us for our services

Our clients include some companies that may from time to time encounter financial difficulties. If a client’s financial difficulties become severe, the client may be unwilling or unable to pay our invoices in the ordinary course of business, which could adversely affect collections of both our accounts receivable and unbilled services. On occasion, some of our clients have entered bankruptcy, which has prevented us from collecting amounts owed to us. The bankruptcy of a client with a substantial account receivable could have a material adverse effect on our financial condition and results of operations. A small number of clients who have paid sizable invoices later declared bankruptcy, and a court determination that we were not properly entitled to that payment may require repayment of some or all of the amount we received, which could adversely affect our financial condition and results of operations.

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

Potential conflicts of interests may preclude us from accepting some engagements

We provide our services primarily in connection with significant or complex transactions, disputes, or other matters that are usually adversarial or that involve sensitive client information. Our engagement by a client may preclude us from accepting engagements with the client’s competitors or adversaries because of conflicts between their business interests or positions on disputed issues or other reasons. Accordingly, the nature of our business limits the number of both potential clients and potential engagements. Our recent acquisitions of NECG, TCA and InteCap have significantly expanded our client base, which may increase the frequency with which we encounter conflicts of interest. Moreover, in many industries in which we provide consulting services, such as in the telecommunications industry, there has been a continuing trend toward business consolidations and strategic alliances. These consolidations and alliances reduce the number of potential clients for our services and increase the chances that we will be unable to continue some of our ongoing engagements or accept new engagements as a result of conflicts of interests.

Maintaining our professional reputation is crucial to our future success

Our ability to secure new engagements and hire qualified consultants as employees depends heavily on our overall reputation as well as the individual reputations of our employee consultants and principal non-employee experts. Because we obtain a majority of our new engagements from existing clients or from referrals by those clients, any client that is dissatisfied with our performance on a single matter could seriously impair our ability to secure new engagements. Given the frequently high-profile nature of the matters on which we work, any factor that diminishes our reputation or the reputations of any of our employee consultants or non-employee experts could make it substantially more difficult for us to compete successfully for both new engagements and qualified consultants.

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

Our reported earnings per share may be more volatile because of the accounting standards, rules, and regulations as they relate to our convertible senior subordinated debentures

Holders of our 2.875% convertible senior subordinated debentures due 2034 may convert the debentures only under certain circumstances, including certain stock price-related conversion contingencies. Under accounting regulations effective for periods through December 15, 2004, until the contingent conversion condition is met, any shares underlying our debentures are not included in the calculation of diluted earnings per share. In September, 2004, the Emerging Issues Task Force of the FASB reached a conclusion that, effective for periods ending after December 15, 2004, contingently convertible securities should be included in diluted earnings per share computations regardless of whether a stock price-related conversion contingency has been met. Under a proposed amendment to SFAS No. 128, in order to remain under the treasury stock method of accounting, issuers of debentures such as ours must contractually and irrevocably commit to settle the par value of the debentures in cash. As of December 14, 2004, we have irrevocably elected to settle the par value of our debentures in cash. As a result, upon a contingent conversion, we must settle the principal amount of our debentures in cash. However, we may still elect to satisfy any conversion obligation that exceeds the principal amount of the debentures converted with either cash or shares of our common stock (or cash in lieu of fractional shares).

We will continue to account for the debentures under the treasury stock method of accounting. The treasury stock method of accounting allows us to report dilution only when and to the extent that our average stock price per share for the reporting period exceeds the $40 conversion price. For the first $1 per share that our average stock price exceeds the $40 conversion price of the debentures, we will include approximately 55,000 additional shares in our diluted share count. For the second $1 per share that our average stock price exceeds the $40 conversion price, we will include approximately 107,000 additional shares in our diluted share count, and so on, with the additional shares’ dilution falling for each $1 per share that our average stock price exceeds $40 if the stock price rises further above $40 (see table, below).

“TREASURY” METHOD OF ACCOUNTING FOR SHARE DILUTION

Conversion Price:	$40
Number of Underlying Shares:	2,250,000

Formula:	Number of extra dilutive shares created
= ((Stock Price – Conversion Price) * Underlying Shares) / Stock Price
Condition:	Only applies when share price exceeds $40

Stock Price	Conversion Price	Price Difference	Include in Share Count	Per $1 Share Dilution
$40	$40	$0	0	0
$41	$40	$1	54,878	54,878
$42	$40	$2	107,143	53,571
$45	$40	$5	250,000	50,000
$50	$40	$10	450,000	45,000
$55	$40	$15	613,636	40,909
$60	$40	$20	750,000	37,500
$65	$40	$25	865,385	34,615
$70	$40	$30	964,286	32,143

Accordingly, volatility in our stock price could cause volatility in our reported diluted earnings per share.

We may not be able to deduct interest on our convertible senior subordinated debentures

Due to the potential application of certain U.S. federal income tax laws, we may be unable to deduct all or a portion of the paid or accrued interest with respect to our convertible senior subordinated debentures in any given year in which the debentures remain outstanding. The extent, if any, to which these restrictions would apply will not be finally determinable until we file our corporate income tax returns for CRA and its subsidiaries for the current taxable year or possibly subsequent taxable years and are based on a number of factors, some of which are not within our control. While we currently believe that none of these restrictions will apply to reduce the full amount of our deductions in fiscal 2004, we cannot assure you that this will be the case for future fiscal years. If we were unable to deduct all or any portion of the paid or accrued interest with respect to the debentures, our effective tax rate would increase and our cash flow and after-tax operating results could be adversely affected.

The price of our common stock may be volatile

Our stock price has been volatile. From November 29, 2003, to November 27, 2004, the trading price of our common stock ranged from $27.37 to $43.66. Many factors may cause the market price of our common stock to fluctuate significantly, including:

•       variations in our quarterly results of operations;

•       the hiring or departure of key personnel or non-employee experts;

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

Item 7A—Quantitative and Qualitative Disclosure About Market Risk

As of November 27, 2004, we were exposed to market risks, which primarily include changes in U.S. interest rates and foreign currency exchange rates.

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

We are subject to risk from changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency. We manage our exposure to foreign exchange rates by settling material intercompany account balances and by hedging our foreign dollar positions with intercompany loans. We do not currently enter into foreign exchange agreements with banks or other financial institutions to hedge our exposure, but may do so in the future.

Item 8—Financial Statements and Supplementary Data

We have included our consolidated financial statements in this annual report starting on page FS-1. We have provided an index to our consolidated financial statements on Page FS-1.

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A—Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC’s rules and forms.

Evaluation of Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, we have determined that, during the fourth quarter of fiscal 2004, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to affect, materially our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with United States generally accepted accounting principles.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on our management’s assessment of our internal control over financial reporting. The attestation report is included herein.

Scope of Management’s Report

Our management’s report on internal control over financial reporting excludes InteCap which we acquired in April 2004. The acquisition of InteCap contributed approximately $31.8 million in revenue for fiscal 2004. Cash paid for the InteCap acquisition was approximately $79.4 million (after deducting cash acquired, and after adding acquisition costs and transaction fees paid or accrued). During the year ended December 31, 2003 (InteCap’s last full fiscal year prior to the acquisition), InteCap generated revenues including out-of-pocket expenses of $57.7 million and a net loss of $0.8 million. At December 31, 2003, InteCap had total assets of $40.2 million and a total stockholders’ deficit of $3.2 million. Our management’s report on internal control over financial reporting for fiscal 2005 will include InteCap.

Important Considerations

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders of Charles River Associates Incorporated

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting and Scope of Management’s Report, that Charles River Associates Incorporated maintained effective internal control over financial reporting as of November 27, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Charles River Associates Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting and Scope of Management’s Report, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of InteCap, Inc., which was included in the 2004 consolidated financial statements of Charles River Associates Incorporated and constituted $31.8 million of revenues, for the year ended November 27, 2004.  The purchase price of InteCap, Inc. was $79.4 million.  Management did not assess the effectiveness of internal control over financial reporting at this entity as it was acquired during 2004.  Our audit of internal control over financial reporting of Charles River Associates Incorporated also did not include an evaluation of the internal control over financial reporting of InteCap, Inc.

In our opinion, management’s assessment that Charles River Associates Incorporated maintained effective internal control over financial reporting as of November 27, 2004, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, Charles River Associates Incorporated maintained, in all material respects, effective internal control over financial reporting as of November 27, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of November 27, 2004 and November 29, 2003 and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended November 27, 2004 of Charles River Associates Incorporated and our report dated February 9, 2005 expressed an unqualified opinion thereon.

Boston, Massachusetts
February 9, 2005

Item 9B—Other Information

None.

PART III

We have omitted the information required in Part III of this annual report because we intend to include that information in our definitive proxy statement for our 2005 annual meeting of stockholders, which we expect to file before 120 days after the end of fiscal 2004. We incorporate that information in this annual report by reference to our 2005 proxy statement.

Item 10—Directors and Executive Officers of the Registrant

We incorporate the information required by this item by reference to the sections captioned “Executive Officers and Directors”, “Corporate Governance”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2005 annual proxy statement.

Item 11—Executive Compensation

We incorporate the information required by this item by reference to the section captioned “Compensation of Directors and Executive Officers” in our 2005 annual proxy statement.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate the information required by this item by reference to the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Compensation of Directors and Executive Officers—Equity Compensation Plans” in our 2005 annual proxy statement.

Item 13—Certain Relationships and Related Transactions

We incorporate the information required by this item by reference to the section captioned “Transactions with Related Parties” in our 2005 annual proxy statement.

Item 14—Principal Accountant Fees and Services

We incorporate the information required by this item by reference to the section captioned “Principal Accountant Fees and Services” in our 2005 annual proxy statement.

PART IV

Item 15—Exhibits and Financial Statement Schedules

(a)   Financial Statements, Schedules, and Exhibits.   We have listed our consolidated financial statements filed as part of this annual report in the index to consolidated financial statements on page FS-1. We have listed the exhibits filed as part of this annual report in the accompanying exhibit index, which follows the signature page to this annual report.

(b)   Exhibits.   We have listed the exhibits filed as part of this annual report in the accompanying exhibit index, which follows the signature page to this annual report.

(c)   Financial Statement Schedules.   We have omitted all financial statement schedules because they are not applicable or not required or because we have included the necessary information in our consolidated financial statements or related notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARLES RIVER ASSOCIATES INCORPORATED
	By:	/s/ JAMES C. BURROWS
Date: February 10, 2005		James C. Burrows President, Chief Executive Officer and Director

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

Signature	Title	Date
/s/ JAMES C. BURROWS	President, Chief Executive Officer, and Director (principal executive officer)	February 10, 2005
James C. Burrows
/s/ J. PHILLIP COOPER	Executive Vice President, Chief	February 10, 2005
J. Phillip Cooper	Financial Officer (principal financial and accounting officer)
/s/ ROWLAND T. MORIARTY	Chairman of the Board	February 10, 2005
Rowland T. Moriarty
/s/ BASIL L. ANDERSON	Director	February 10, 2005
Basil L. Anderson
/s/ WILLIAM F. CONCANNON	Director	February 10, 2005
William F. Concannon

Signature	Title	Date
/s/ FRANKLIN M. FISHER	Director	February 10, 2005
Franklin M. Fisher
/s/ RONALD T. MAHEU	Director	February 10, 2005
Ronald T. Maheu
/s/ NANCY L. ROSE	Director	February 10, 2005
Nancy L. Rose
/s/ STEVEN C. SALOP	Director	February 10, 2005
Steven C. Salop
/s/ CARL SHAPIRO	Director	February 10, 2005
Carl Shapiro

EXHIBIT INDEX

Exhibit No.		Description
2.	1(1)	Agreement and Plan of Merger dated as of March 18, 2004 among CRA, InteCap, Inc., IP Acquisition Corp., and the Company Stockholder Representative, as defined therein
2.	2(1)	First Amendment to Agreement and Plan of Merger dated as of April 30, 2004, among CRA, InteCap, Inc., IP Acquisition Corp., and the Company Stockholder Representative, as defined therein
3.	1(2)	Amended and Restated Articles of Organization
3.	2(3)	Amended and Restated By-Laws
4.	1(2)	Specimen certificate for common stock
4.	2(4)

Indenture governing the 2.875% Convertible Senior Subordinated Debentures Due 2034 dated June 21, 2004 between CRA as issuer and U.S. Bank National Association as trustee, including the form of 2.875% Convertible Senior Subordinated Debentures Due 2034 attached as Exhibit A thereto

4.	3(5)	Election Notice delivered to U.S. Bank pursuant to Section 15.02(i) of the Indenture
4.	4(6)	Resale Registration Rights Agreement dated June 21, 2004 between CRA and J.P. Morgan Securities Inc.
4.	5(6)	Letter Agreement dated October 18, 2000 between CRA and Gordon C. Rausser
10.	1(7)*	1998 Incentive and Nonqualified Stock Option Plan, as amended
10.	2(2)*	1998 Employee Stock Purchase Plan
10.	3(8)*	2004 Nonqualified Inducement Stock Option Plan
10.	4*	Form of Incentive Stock Option under the 1998 Incentive and Nonqualified Stock Option Plan, as amended
10.	5*	Form of Nonqualified Stock Option under the 1998 Incentive and Nonqualified Stock Option Plan, as amended
10.	6*	Form of Nonqualified Stock Option under the 2004 Nonqualified Inducement Stock Option Plan
10.	7(2)	Office Lease Agreement dated as of March 1, 1978 between CRA and John Hancock Mutual Life Insurance Company, as amended
10.	8(9)	Amendments to Office Lease Agreement dated March 1, 1978 between CRA and John Hancock Mutual Life Insurance Company, as amended
10.	9(10)	Fifteenth Amendment to Office Lease Agreement dated March 1, 1978 between CRA and John Hancock Mutual Life Insurance Company, as amended
10.	10(4)	Sixteenth Amendment to Office Lease Agreement dated March 1, 1978 between CRA and John Hancock Mutual Life Insurance Company, as amended
10.	11(2)	Office Lease Agreement dated as of March 6, 1997 between CRA and Deutsche Immobilien Fonds Aktiengesellschaft
10.	12(9)	Office Lease dated as of November 29, 1999 between CRA and 1201 F Street, L.L.C., as amended

Exhibit No.		Description
10.	13(2)	Form of consulting agreement with outside experts
10.	14(2)	Stock Restriction Agreement between CRA and its pre-IPO stockholders
10.	15(11)	First Amendment to Stock Restriction Agreement dated as of March 27, 2003 between CRA and certain holders of pre-IPO stock
10.	16(12)	Loan Agreement dated as of January 14, 2004 between CRA and Citizens Bank of Massachusetts
10.	17(12)	Stock Pledge Agreement dated as of January 14, 2004 between CRA and Citizens Bank of Massachusetts
21.	1	Subsidiaries
23.	1	Consent of Independent Registered Public Accounting Firm
24.	1	Power of attorney (included on the signature page to this annual report)
31.	1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.	2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.	1	Section 1350 certification

*                    Management contract or compensatory plan.

Where a numbered note follows an exhibit number, we incorporate that exhibit by reference to the similarly named document filed as an exhibit to the following documents:

          (1)      Our current report on Form 8-K filed May 6, 2004.

          (2)      Our registration statement on Form S-1, File No. 333-46941.

          (3)      Our current report on Form 8-K filed January 26, 2005.

          (4)      Our quarterly report on Form 10-Q for the quarter ended May 14, 2004.

          (5)      Our current report on Form 8-K filed December 15, 2004.

          (6)      Our registration statement on Form S-3, File No. 333-118691.

          (7)      Our quarterly report on Form 10-Q for the quarter ended May 10, 2002.

          (8)      Our quarterly report on Form 10-Q for the quarter ended September 3, 2004.

          (9)      Our annual report on Form 10-K for the fiscal year ended November 25, 2000.

        (10)      Our annual report on Form 10-K for the fiscal year ended November 30, 2002.

        (11)      Our current report on Form 8-K filed May 13, 2003.

        (12)  Our quarterly report on Form 10-Q for the quarter ended February 20, 2004.

CHARLES RIVER ASSOCIATES INCORPORATED

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Charles River Associates Incorporated

We have audited the accompanying consolidated balance sheets of Charles River Associates Incorporated as of November 27, 2004 and November 29, 2003 and the related consolidated statements of income, cash flows and stockholders’ equity for each of the three years in the period ended November 27, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Charles River Associates Incorporated at November 27, 2004 and November 29, 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 27, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Charles River Associates Incorporated’s internal control over financial reporting as of November 27, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2005 expressed an unqualified opinion thereon.

Boston, Massachusetts
February 9, 2005

CHARLES RIVER ASSOCIATES INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	November 27, 2004 (52 weeks)	November 29, 2003 (52 weeks)	November 30, 2002 (53 weeks)
	(In thousands, except per share data)
Revenues	$216,735	$163,458	$130,690
Costs of services	127,716	100,168	80,659
Gross profit	89,019	63,290	50,031
Selling, general and administrative expenses	57,286	43,055	36,600
Income from operations	31,733	20,235	13,431
Interest income	904	429	486
Interest expense	(1,751)	(38)	(120)
Other expense	(260)	(306)	(29)
Income before provision for income taxes and minority interest	30,626	20,320	13,768
Provision for income taxes	(13,947)	(8,737)	(5,879)
Income before minority interest	16,679	11,583	7,889
Minority interest	(335)	(154)	547
Net income	$16,344	$11,429	$8,436
Net income per share:
Basic	$1.63	$1.21	$0.93
Diluted	$1.55	$1.16	$0.91
Weighted average number of shares outstanding:
Basic	10,016	9,438	9,047
Diluted	10,520	9,843	9,283

See accompanying notes.

CHARLES RIVER ASSOCIATES INCORPORATED
CONSOLIDATED BALANCE SHEETS

	November 27, 2004	November 29, 2003
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$65,611	$60,497
Short-term investments	2,200	32
Accounts receivable, net of allowances of $3,435 in 2004 and $1,606 in 2003 for doubtful accounts	51,951	31,942
Unbilled services	23,580	17,552
Prepaid expenses and other assets	7,091	3,152
Deferred income taxes	12,389	5,510
Total current assets	162,822	118,685
Property and equipment, net	18,528	12,703
Goodwill	91,480	24,750
Intangible assets, net of accumulated amortization of $1,784 in 2004 and $1,163 in 2003	3,029	1,157
Long-term investments	—	5,154
Deferred income taxes, net of current portion	8,036	—
Other assets	4,916	1,767
Total assets	$288,811	$164,216
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,609	$9,590
Accrued expenses	46,162	27,508
Deferred revenue and other liabilities	2,650	1,597
Current portion of notes payable to former stockholders	1,082	1,038
Total current liabilities	61,503	39,733
Notes payable to former stockholders, net of current portion	1,214	1,571
Convertible debentures payable.	90,000	—
Deferred rent	3,154	1,839
Deferred compensation	2,865	—
Deferred income taxes	864	1,192
Minority interest	2,185	1,850
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 9,923,390 and 10,176,777 shares issued and outstanding in 2004 and 2003, respectively	61,831	72,792
Receivable from stockholder	—	(4,500)
Receivables from employees	(3,765)	—
Unearned stock compensation	(22)	(40)
Retained earnings	64,990	48,646
Foreign currency translation	3,992	1,133
Total stockholders’ equity	127,026	118,031
Total liabilities and stockholders’ equity	$288,811	$164,216

See accompanying notes.

CHARLES RIVER ASSOCIATES INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	November 27, 2004 (52 weeks)	November 29, 2003 (52 weeks)	November 30, 2002 (53 weeks)
	(In thousands)
OPERATING ACTIVITIES:
Net income	$16,344	$11,429	$8,436
Adjustments to reconcile net income to net cash provided by operating activities, net of effect of acquired business:
Depreciation and amortization	5,125	3,761	2,968
Loss on disposal of property and equipment	244	—	—
Deferred rent	140	227	(358)
Deferred income taxes	1,434	(2,266)	(292)
Minority interest	335	154	(547)
Changes in operating assets and liabilities:
Accounts receivable	(4,079)	(5,367)	(1,406)
Unbilled services	(245)	(950)	126
Prepaid expenses and other assets	(3,137)	3,554	(811)
Accounts payable, accrued expenses, and other liabilities	15,683	11,846	5,303
Net cash provided by operating activities	31,844	22,388	13,419
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	(91,880)	—	(10,517)
Purchase of property and equipment	(8,720)	(6,161)	(3,934)
Sale (purchase) of investments, net	2,986	314	(319)
Net cash used in investing activities	(97,614)	(5,847)	(14,770)
FINANCING ACTIVITIES:
Proceeds on convertible debt offering	90,000	—	—
Proceeds from line of credit	39,600	—	—
Payment on line of credit	(39,600)	—	—
Payment of debt issuance costs	(3,322)	—	—
Payments on notes payable to former stockholders	(1,039)	(300)	(320)
Collections on receivables from stockholders	69	—	—
Payments on notes payable, net	—	(683)	(2,336)
Repurchase of common stock	(19,998)	—	—
Issuance of common stock, principally stock options	4,980	11,129	701
Issuance of common stock, net of offering costs	—	14,980	—
Payment for repurchase of NeuCo shares	—	(300)	—
Net cash provided by (used in) financing activities	70,690	24,826	(1,955)
Effect of foreign exchange rates on cash and cash equivalents	194	284	272
Net increase (decrease) in cash and cash equivalents	5,114	41,651	(3,034)
Cash and cash equivalents at beginning of year	60,497	18,846	21,880
Cash and cash equivalents at end of year	$65,611	$60,497	$18,846
Noncash investing and financing activities:
Repurchase of shares in exchange for notes receivable and accrued interest	$4,965	$—	$—
Issuance of common stock for acquired business	$4,039	$—	$—
Notes receivable in exchange for shares	$3,765	$—	$—
Issuance of notes payable related to stock repurchase	$726	$2,192	$911
Supplemental cash flow information:
Cash paid for taxes	$13,478	$8,669	$7,091
Cash paid for interest	$290	$24	$120

See accompanying notes.

CHARLES RIVER ASSOCIATES INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Receivables	Receivable	Unearned		Foreign	Total
	Shares Issued	Amount	from Employees	from Stockholder	Stock Compensation	Retained Earnings	Currency Translation	Stockholders’ Equity
	(In thousands, except share data)
BALANCE AT NOVEMBER 24, 2001	9,107,529	$46,057	$—	$(4,500)	$(117)	$28,778	$(216)	$70,002
Net income						8,436		8,436
Foreign currency translation adjustment							272	272
Comprehensive income								8,708
Exercise of stock options	56,500	548						548
Issuance of common stock	7,953	153						153
Shares repurchased and retired	(160,600)	(1,070)						(1,070)
Adjustment to revalue unearned stock compensation		(92)			92			—
Amortization of unearned stock compensation					14			14
Adjustment to purchase price of treasury stock						3		3
BALANCE AT NOVEMBER 30, 2002	9,011,382	$45,596	$—	$(4,500)	$(11)	$37,217	$56	$78,358
Net income						11,429		11,429
Foreign currency translation adjustment							1,077	1,077
Comprehensive income								12,506
Exercise of stock options	728,389	11,129						11,129
Issuance of common stock, net of offering costs	513,862	14,980						14,980
Shares repurchased and retired	(76,856)	(2,192)						(2,192)
Tax benefit on stock option exercises		3,361						3,361
Repurchase from minority interest shareholder		(300)						(300)
Adjustment to revalue unearned stock compensation		218			(218)			—
Amortization of unearned stock compensation					189			189
BALANCE AT NOVEMBER 29, 2003	10,176,777	$72,792	—	$(4,500)	$(40)	$48,646	$1,133	$118,031
Net income						16,344		16,344
Foreign currency translation adjustment							2,859	2,859
Comprehensive income								19,203
Exercise of stock options	320,604	4,980						4,980
Issuance of common stock in connection with business acquisitions	99,756	4,039						4,039
Shares repurchased and retired	(642,480)	(20,723)						(20,723)
Tax benefit on stock option exercises		1,930						1,930
Issuance of shares in minority interest in exchange for note receivable		450	(450)					—
Shares granted in exchange for notes receivable.	102,215	3,315	(3,315)					—
Payments received on note and interest receivable from stockholder	(133,482)	(4,965)		4,500				(465)
Adjustment to revalue unearned stock compensation		13			(13)			—
Amortization of unearned stock compensation					31			31
BALANCE AT NOVEMBER 27, 2004	9,923,390	$61,831	$(3,765)	$—	$(22)	$64,990	$3,992	$127,026

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

On April 30, 2004, CRA completed its acquisition of InteCap, Inc. (“InteCap”), a leading intellectual property consulting firm in the United States that specializes in economic, financial, and strategic issues related to intellectual property and complex commercial disputes.

On November 12, 2004, CRA completed its acquisition of certain assets and liabilities of Tabors Caramanis & Associates (“TCA”), a Cambridge, Massachusetts-based engineering and economics consulting firm specializing in policy development, business planning, productivity improvement, technical analysis, and project implementation in the energy and utility sectors.

On November 18, 2004, CRA’s Australian subsidiary, Charles River Associates (Asia Pacific) Pty Ltd., completed its acquisition of Network Economics Consulting Group Pty Ltd. (“NECG”), a premier provider of regulatory and economic consulting services in the Asia Pacific region to clients in the energy, telecom, transportation, and other industries.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and NeuCo, Inc. (“NeuCo”), a company founded by the Company and an affiliate of Commonwealth Energy Systems in June 1997. CRA’s interest in NeuCo was 51.0 percent, 59.4 percent, and 49.7 percent, as of November 27, 2004, November 29, 2003, and November 30, 2002, respectively. NeuCo’s financial results have been consolidated with that of the Company’s for all fiscal years presented, including fiscal 2002, as CRA’s ownership interest, combined with other considerations, represented control. In October 2004, NeuCo issued additional shares to a minority interest stockholder in exchange for a note receivable. In addition, certain NeuCo employees and directors exercised stock options. As a result of these share transactions, CRA’s interest in NeuCo decreased to 51.0 percent as of November 27, 2004. In March 2003, NeuCo repurchased and cancelled shares from a minority interest stockholder, which increased CRA’s interest in NeuCo to 59.7 percent  These share transactions have been recorded as adjustments to capital.  The portion of the results of operations of NeuCo allocable to its other owners is shown as “minority interest” on the Company’s consolidated statements of income, and that amount, along with the capital contributions to NeuCo of its other owners, is shown as “minority interest” on the Company’s consolidated balance sheets. All significant intercompany accounts have been eliminated.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates in these consolidated financial statements include, but are not limited to, allowance for doubtful accounts, valuation allowances on deferred tax assets, depreciation of property and equipment, valuation of acquired

CHARLES RIVER ASSOCIATES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

intangible assets, accrued and deferred income taxes, and other accrued expenses. Actual results could differ from those estimates.

Reclassifications

Certain amounts in prior periods’ consolidated financial statements presented have been reclassified to conform to the current year’s presentation. This reclassification includes separate disclosures for “interest income”, “interest expense”, and “other expense” on the consolidated statements of income, all of which were previously  within “interest and other income, net” .

Fiscal Year

CRA’s fiscal year ends on the last Saturday in November and, accordingly, its fiscal year will periodically contain 53 weeks rather than 52 weeks. Fiscal 2002 was a 53-week year, whereas fiscal 2004 and 2003 were 52-week years. The additional week in fiscal 2002 resulted in approximately $2.4 million of revenues and was not material to our results of operations.

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

	Year Ended
	November 27, 2004	November 29, 2003	November 30, 2002
Reimbursable expenses billed to clients	$29,140	$24,879	$19,026

Unbilled services represent revenue recognized by CRA for services performed but not yet billed to the client.

Cash Equivalents and Investments

Cash equivalents consist principally of money market funds, commercial paper, bankers’ acceptances, and certificates of deposit with maturities when purchased of 90 days or less. Short-term investments generally consist of government bonds with maturities when purchased of more than 90 days and less than one year. Long-term investments, which are intended to be held to maturity, generally consist of government bonds with maturities of more than one year but less than two years. Held-to-maturity securities are stated at amortized cost, which approximates fair value.

CHARLES RIVER ASSOCIATES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments

The Company’s financial instruments, including cash, cash equivalents, investments, accounts receivable, and accounts payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments. The fair value of the Company’s convertible debentures payable at November 27, 2004 was approximately $119.6 million based upon dealer quotes. The carrying value of the Company’s convertible debentures payable was $90.0 million as of November 27, 2004.

Goodwill and Other Intangible Assets

Goodwill represents the acquisition costs in excess of fair market value of net assets of acquired businesses. Prior to July 1, 2001, goodwill was amortized on a straight-line basis over periods ranging from 15 to 20 years. As more fully described in Note 3 below and in accordance with the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), goodwill and intangible assets with indefinite lives are no longer subject to amortization, but monitored annually for impairment, or more frequently if there are other indications of impairment.

Other intangible assets consist principally of acquisition costs allocated to noncompetition agreements, which are amortized on a straight line basis over the related estimated lives of the agreements (seven to ten years), as well as customer relationships, trade names, and property leases which are amortized on a straight-line basis over their remaining useful lives (two to ten years).

Property and Equipment

Property and equipment are recorded at cost. The Company calculates depreciation of equipment using the straight-line method over its estimated useful life, generally three to ten years. Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the lease term or the estimated useful life of the leasehold improvements. Expenditures for maintenance and repairs are expensed as incurred. Expenditures for renewals and betterments are capitalized.

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

Concentration of Credit Risk

The Company’s billed and unbilled receivables consist of a broad range of clients in a variety of industries located throughout the United States and in other countries. The Company performs a credit evaluation of its clients to minimize its collectibility risk. Periodically, the Company will require advance payment from certain clients. However, the Company does not require collateral or other security. Historically, the Company has not experienced significant write-offs. The Company maintains allowances for doubtful accounts for estimated losses resulting from our clients’ failure to make required payments. The Company bases its estimates on historical collection experience, current trends, and credit

CHARLES RIVER ASSOCIATES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

policy. In determining these estimates, CRA examines historical write-offs of its receivables and reviews client accounts to identify any specific customer collection issues.

A rollforward of the allowance for doubtful accounts is as follows:

	Fiscal Year
	2004	2003	2002
	(In thousands)
Balance at beginning of period	$1,606	$1,417	$914
Charge (reversal) to cost and expenses	1,861	369	503
Amounts written off	(32)	(180)	—
Balance at end of period	$3,435	$1,606	$1,417

Deferred Revenue

Deferred revenue represents amounts paid to the Company in advance of services rendered.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its stock-based compensation plans rather than the alternative fair value accounting method provided for under SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (collectively, SFAS No. 148). Per APB 25, compensation expense is recognized for stock options to the extent the fair value of CRA common stock exceeds the stock option exercise price at the measurement date. CRA has issued stock options with exercise prices at the fair value of CRA’s common stock at the date of grant; therefore, no compensation expense has been recorded in fiscal 2004 or fiscal 2003.

The Company has elected the disclosure-only alternative under SFAS No. 148, which requires the disclosure of the effect on net income and earnings per share as if the Company had accounted for its employee stock options under the fair value recognitions of SFAS No. 148. The fair market value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Year
	2004	2003	2002
Risk-free interest rate	2.7%	3.0%	2.6%
Expected volatility	42%	45%	70%
Weighted average expected life (in years)	2.80	4.00	3.11
Expected dividends	—	—	—

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting or trading restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable

CHARLES RIVER ASSOCIATES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

single measure of fair value of its employee stock options. The weighted average fair market value using the Black-Scholes option-pricing model of the options granted was $9.62 in fiscal 2004, $6.61 in fiscal 2003, and $6.50 in fiscal 2002.

The effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 148 is as follows (in thousands, except for per share data):

	Fiscal Year
	2004 (52 weeks)	2003 (52 weeks)	2002 (53 weeks)
Net income—as reported	$16,344	$11,429	$8,436
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,692)	(1,668)	(1,810)
Net income—pro forma	$13,652	$9,761	$6,626
Basic net income per share—as reported	$1.63	$1.21	$0.93
Basic net income per share—pro forma	$1.36	$1.03	$0.73
Diluted net income per share—as reported	$1.55	$1.16	$0.91
Diluted net income per share—pro forma	$1.30	$0.99	$0.71

For purposes of this disclosure under SFAS No. 148, the estimated fair value of the options are expensed using the straight-line method pursuant to FIN No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”. The effect on pro forma net income and net income per share is not necessarily representative of the effects on reported results for future years.

In anticipation of SFAS No. 123(R), as more fully explained in the Accounting Pronouncements section below, the Company granted 486,000 options on May 10, 2004, that vest over 18 months. The impact of these option grants on our net income and earnings per share are included in the pro forma disclosure above.

Deferred Compensation

Deferred compensation included in non-current liabilities represents amounts owed to certain former InteCap employees in connection with the InteCap deferred compensation plan that was established prior to the acquisition.  These amounts will be paid in fiscal 2007.

Income Taxes

The Company accounts for income taxes in accordance with the liability method of accounting for income taxes. Under the liability method, deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized.

CHARLES RIVER ASSOCIATES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

In addition, the calculation of the Company’s tax liabilities involve dealing with uncertainties in the application of complex tax regulations in several different tax jurisdictions. The Company records liabilities for estimated tax obligations resulting in a provision for taxes that may become payable in the future.

Foreign Currency Translation

In accordance with SFAS No. 52, “Foreign Currency Translation,” balance sheet accounts of the Company’s foreign subsidiaries are translated into United States dollars at year-end exchange rates with resulting translation adjustments recorded in stockholders’ equity as a component of comprehensive income. Operating accounts are translated at average exchange rates for each year, with translation adjustments recorded in income.  The effect of transaction gains and losses recorded in income amounted to a loss of $260,000 for fiscal 2004, a loss of $305,000 for fiscal 2003, and a gain of $123,000 for fiscal 2002.

Accounting Pronouncements

In September, 2004, the Emerging Issues Task Force of the Financial Accounting Standards Board (the “EITF”) reached a conclusion on EITF Issue No. 04-8 “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share”, that contingently convertible debt instruments (“Co-Cos”) will be subject to the if-converted method under SFAS No. 128, “Earnings Per Share” (SFAS No. 128), regardless of whether a stock price-related conversion contingency included in the instrument (contingent price triggers, parity triggers, etc.) has been met. Under prior interpretations of SFAS No. 128, issuers of Co-Cos exclude the potential common shares underlying the Co-Cos from the calculation of diluted earnings per share until the market price or other contingency is met. Furthermore, under a proposed amendment to SFAS No. 128, such that in order to remain under the treasury stock method of accounting, an issuer must commit, contractually and irrevocably, to settle the par value of the debentures in cash. The effective date of EITF 04-8 is for periods ending after December 15, 2004. The proposed amendment to SFAS No. 128 is expected to be issued in the first quarter of 2005. On December 14, 2004, CRA elected, contractually and irrevocably, to settle the par value of the debentures with cash. As a result, CRA continues to account for the debentures under the treasury stock method of accounting. Upon conversion, because of cash settlement of the principal, CRA expects more of our shares will remain held by fundamental investors in CRA, as opposed to being held by the financially-oriented investors in our convertible debentures. CRA does not anticipate that the adoption of this consensus or the amendment to SFAS No. 128 will have a material impact on the consolidated statements of income. See Note 6 for further discussion.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) replaces SFAS No. 123 “Accounting for Stock-Based Compensation”, supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”, and amends SFAS No. 95 “Statement of Cash Flows”. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Per APB Opinion No. 25, compensation expense is recognized to the extent the fair value of common stock exceeds the stock option exercise price at the measurement date. In addition, SFAS No. 123 allowed pro forma disclosure as an alternative to financial statement recognition. SFAS No. 123(R) is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005. CRA expects to adopt SFAS No. 123(R) in the fourth quarter of fiscal 2005.

CHARLES RIVER ASSOCIATES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Business Acquisitions

On April 30, 2004, CRA completed its acquisition of all of the equity of InteCap, Inc., a leading intellectual property consulting firm in the United States that specializes in economic, financial, and strategic issues related to intellectual property and complex commercial disputes. CRA purchased InteCap from InteCap’s institutional investor, GTCR Golder Rauner, LLC, members of InteCap’s management, and other shareholders for approximately $79.4 million (after deducting cash acquired, and after adding acquisition costs and transaction fees paid or accrued). CRA funded the purchase price from existing cash resources and borrowings of $39.6 million under its $40.0 million line of credit. In connection with the acquisition, certain InteCap employees purchased an aggregate of 87,316 shares of common stock in exchange for full recourse notes totaling approximately $2.9 million. The notes mature in June 2007, and bear interest at 1.47% per annum.

The InteCap acquisition added approximately 130 consulting professionals to CRA. The addition of InteCap expanded CRA’s geographic footprint into key markets such as Chicago and New York, and strengthened its presence in Houston, Silicon Valley, Boston and Washington, D.C. InteCap’s operating results have been included in the accompanying statements of income beginning May 1, 2004. An allocation of the $79.4 million purchase price to the estimated fair value of assets acquired and liabilities assumed has been recorded (see table, below).

On November 12, 2004, CRA completed the acquisition of certain assets and liabilities of Tabors Caramanis & Associates (“TCA”), a Cambridge, Massachusetts-based economics and engineering consulting firm, for a purchase price of $7.1 million (after adding a working capital adjustment, acquisition costs, and transaction fees paid or accrued). The purchase price consisted of $6.1 million in cash and 24,495 restricted shares of our common stock valued at $1.0 million. CRA may be required to pay additional purchase consideration over the next two years following the transaction, in cash and CRA stock, if specific performance targets are met. Any additional payments related to this contingency will be accounted for as additional goodwill. The acquisition has been accounted for under the purchase method of accounting, and the results of operations have been included in the accompanying statements of operations from the date of acquisition. The TCA acquisition added 15 employee consultants and expands CRA’s core competency in worldwide energy consulting. A preliminary allocation of the $7.1 million purchase price to the estimated fair value of assets acquired and liabilities assumed has been recorded, based upon management’s current estimates of respective fair values (see table, below).

On November 18, 2004, CRA completed the acquisition of Network Economics Consulting Group Pty Ltd (“NECG), an Australian-based regulatory and economic consulting firm, for a purchase price of approximately $9.8 million valued as of the date of the acquisition (after deducting cash acquired, and after adding acquisition costs and transaction fees paid or accrued), consisting of $6.8 million in cash and 75,261 restricted shares of our common stock valued at $3.0 million. CRA may be required to pay additional purchase consideration over the next three years following the transaction, in cash and CRA stock, if specific performance targets are met. On a preliminary basis, we anticipate that any additional payments related to this contingency will be accounted for as additional goodwill. The acquisition has been accounted for under the purchase method of accounting, and the results of operations have been included in the accompanying statements of operations from the date of acquisition. The NECG acquisition added 34 employee consultants, and management believes it greatly enhances its position in the Australian regulatory market, providing CRA with an important platform for growth in the Asia Pacific region. A preliminary allocation of the $9.8 million purchase price to the estimated fair value of assets acquired and

CHARLES RIVER ASSOCIATES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Business Acquisitions (Continued)

liabilities assumed has been recorded, based upon management’s current estimates of respective fair values (see table, below).

The following is the allocation of the purchase price to the estimated fair value of assets acquired and liabilities assumed for the InteCap, NECG, and TCA acquisitions. The allocation for the InteCap acquisition is based upon management’s estimates, the valuation and appraisal of the intangible assets, and an analysis of the net deferred tax assets acquired. During the fourth quarter of 2004, CRA completed its analysis of deferred tax assets acquired from InteCap and recorded approximately $17.5 million of deferred tax assets as shown in the table below. The allocation of the purchase price has been adjusted to reflect these net deferred tax assets. The preliminary allocations for the NECG and TCA acquisitions are based upon management’s current estimates of respective fair values, and will be finalized as it receives other information relevant to these acquisitions. The final purchase price allocations for all of these acquisitions may be different from the preliminary estimates presented below. The impact of any adjustments to the final purchase price allocations are not expected to be material to CRA’s results of operations for fiscal 2004.

	InteCap	NECG	TCA	Total
	(In thousands)
Assets Acquired:
Accounts receivable	$10,889	$2,300	$2,190	$15,379
Unbilled services	4,827	213	408	5,448
Prepaid expenses and other current assets	308	271	175	754
Property and equipment	1,004	490	—	1,474
Intangible assets	1,837	342	300	2,479
Goodwill	52,100	7,990	4,563	64,653
Deferred tax assets	17,484	—	—	17,484
Other assets	258	—	—	258
Total assets acquired	88,707	11,606	7,636	107,749
Liabilities Assumed:
Accounts payable	692	699	—	$1,391
Accrued expenses	3,646	1,113	498	5,257
Deferred compensation	2,865	—	—	2,865
Restructuring reserve	661	—	—	661
Deferred income taxes	770	—	—	770
Deferred rent	668	—	—	668
Total liabilities assumed	9,302	1,812	498	11,612
Net assets acquired	$79,405	$9,794	$7,138	$96,337

The net assets acquired relating to the NECG acquisition represents the value of the assets and liabilities as of the date of acquisition.  Of the acquired goodwill and other identifiable intangible assets above, CRA estimates that approximately $4.9 million will be deductible for tax purposes. Intangible assets related to the InteCap acquisition consist principally of noncompetition agreements, the InteCap trade name, and favorable property leases. These assets, which have determinable useful lives, are amortized on a straight-line basis over weighted average periods of 10 years for noncompetition agreements, 2 years for the InteCap trade name, and 4.2 years for favorable property leases. Intangible assets related to the NECG

CHARLES RIVER ASSOCIATES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Business Acquisitions (Continued)

and TCA acquisitions are based upon management’s estimates, and will be finalized as it receives other information relevant to these acquisitions.

In connection with the InteCap acquisition, CRA incurred $0.7 million of restructuring costs as a result of the elimination of duplicate offices and employee termination benefit payments. Such costs have been recognized by CRA as a liability assumed as of the acquisition date, resulting in additional goodwill. These restructuring costs consisted of $0.6 million of lease obligations related to the closed facilities and $0.1 million of payments for three terminated employees. As of November 27, 2004, $0.1 million in payments to terminated employees and $0.2 million in lease obligations have been paid. The remaining restructuring reserve balance as of November 27, 2004, is $0.4 million, and includes lease obligations that will be paid through September 2006.

CRA is not required to furnish pro forma financial information relating to the NECG and TCA acquisitions, because such information is not material. The pro forma financial information related to the InteCap acquisition is presented below.

The following unaudited pro forma financial information reflects consolidated results of operations of CRA as if the InteCap acquisition had taken place on December 1, 2002, the beginning of CRA’s 2003 fiscal year. The pro forma adjustments include the elimination of transaction-related compensation and other costs of approximately $18.1 million, which were incurred by InteCap, additional interest expense related to the line of credit borrowings used to finance the acquisition, a reduction of interest expense for InteCap’s debt prior to the acquisition, additional intangible amortization related to the intangible assets acquired, a reduction of InteCap’s intangible amortization prior to the acquisition, and the related income tax effects of these adjustments. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred if the acquisition had been completed on December 1, 2002, nor are they necessarily indicative of future operating results.

	Fiscal Year
	November 27, 2004	November 29, 2003
	(In thousands, except per share data)
Revenues	$242,264	$220,650
Net income	$17,207	$11,135
Net income per share:
Basic	$1.72	$1.18
Diluted	$1.64	$1.13
Weighted average number of shares outstanding:
Basic	10,016	9,438
Diluted	10,520	9,843

Year-to-year comparability of the above pro forma results of operations may not be representative because InteCap’s results include bonus expense subject to an employment retention contingency. Such bonuses, accordingly, were not matched to the revenues for which the bonuses were earned.

CHARLES RIVER ASSOCIATES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Business Acquisitions (Continued)

On May 10, 2002, CRA completed the acquisitions of certain assets of the North American and U.K. operations of the Chemicals and Energy Vertical practice (“CEV”) of the then Arthur D. Little(1) corporation (“ADL”) for $10.5 million in cash. The acquisitions have been accounted for under the purchase method of accounting. The effective date of the acquisition of the North American business was April 29, 2002, and the effective date of the acquisition of the U.K. business was May 10, 2002. The results of operations related to the acquisitions have been included in the accompanying statements of income from the respective effective dates. Management believes that the CEV acquisitions enhanced CRA’s position in consulting to the chemicals and petroleum industries. CRA acquired 75 employee consultants, accounts receivable and the ongoing client projects being handled by the acquired employee consultants. Of the $10.5 million purchase price, $0.9 million was recorded as intangibles, consisting primarily of customer relationships, $2.7 million was recorded primarily as accounts receivable, and the remaining $6.9 million was recorded as goodwill, all of which is expected to be deducted for tax purposes. The portion of the purchase price attributable to goodwill primarily related to the extensive industry experience of the acquired employee consultants.  The pro forma results of operations had the ADL acquisition occurred at the beginning of the fiscal year in which the acquisition took place would not be materially different from the results in the accompanying statements of income.

3. Goodwill and Intangible Assets

In accordance with SFAS No. 142, goodwill and intangible assets with indefinite lives are not subject to amortization, but are monitored annually for impairment, or more frequently if there are other indicators of impairment. Any impairment would be measured based upon the fair value of the related asset based upon the provisions of SFAS No. 142. There were no impairment losses related to goodwill due to the application of SFAS No. 142. Because the Company has one reporting segment, under SFAS No. 142, the Company utilizes the entity-wide approach for assessing goodwill for impairment and compares its market value to its net book value to determine if an impairment exists. No impairment of goodwill resulted from the Company’s evaluation of goodwill in any of the years presented.

The changes in the carrying amount of goodwill for fiscal years 2003 and 2004 are as follows (in thousands):

Balance at December 1, 2002	$24,944
Adjustments related to CEV acquisition	(194)
Balance at November 29, 2003	$24,750
Additional goodwill related to the NECG, TCA, and InteCap acquisitions	64,653
Effect of foreign currency translation	2,077
Balance at November 27, 2004	$91,480

(1)         Arthur D. Little, Inc. is now known as Dehon, Inc.

CHARLES RIVER ASSOCIATES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Goodwill and Intangible Assets (Continued)

Intangible assets consist of the following (in thousands):

	November 27, 2004	November 29, 2003
Noncompetition agreements, net of accumulated amortization of $1,122 and $880, respectively	$1,414	$620
Customer relationships, net of accumulated amortization of $340 and $206	330	464
Property leases, net of accumulated amortization of $33 and $0	208	—
Trademarks, net of accumulated amortization of $102 and $0	250	—
Other intangible assets, net of accumulated amortization of $187 and $77, respectively	827	73
	$3,029	$1,157

To conform to the current year’s presentation, other intangible assets and the related accumulated amortization as of November 29, 2003 excludes those intangible assets with no net book value as of that date.

Other intangible assets for fiscal 2004 includes $356,000 and $300,000 related to the NECG and TCA acquisitions, respectively. The valuations related to these intangibles will be finalized in fiscal 2005. Amortization expense of intangible assets was $621,000, $375,000, and $394,000 in fiscal 2004, 2003, and 2002 respectively. Amortization expense of intangible assets held at November 27, 2004, for the next five fiscal periods is expected be as follows (in thousands):

Fiscal Year	Amortization Expense
2005	$911
2006	646
2007	429
2008	347
2009	238
$2,571

4. Property and Equipment

Property and equipment consist of the following:

	November 27, 2004	November 29, 2003
	(In thousands)
Computer equipment and software	$16,222	$12,657
Leasehold improvements	13,473	9,014
Furniture	6,942	5,349
	36,637	27,020
Accumulated depreciation and amortization	18,109	14,317
	$18,528	$12,703

Depreciation expense was $4.6 million in fiscal 2004, $3.4 million in fiscal 2003, and $2.6 million in fiscal 2002.

CHARLES RIVER ASSOCIATES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Accrued Expenses

Accrued expenses consist of the following:

	November 27, 2004	November 29, 2003
	(In thousands)
Compensation and related expenses	$40,351	$25,609
Accrued interest	1,191	—
Other	4,620	1,899
	$46,162	$27,508

6. Convertible Debt Offering and Other Financing Arrangements

Private Placement of Convertible Debt.    On June 21, 2004, CRA completed a private placement of $75 million of 2.875% convertible senior subordinated debentures due 2034. On July 1, 2004, CRA sold an additional $15 million in principal amount of the debentures. Holders of the debentures may convert them, as described below, only under the following circumstances:

•       during any fiscal quarter (and only during such fiscal quarter) commencing after September 3, 2004, and before February 16, 2029, if the last reported sale price of CRA’s common stock is greater than or equal to 125% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter;

•       at any time on or after February 17, 2029, if the last reported sale price of CRA’s common stock on any date on or after February 17, 2029 is greater than or equal to 125% of the conversion price;

•       subject to certain limitations as set forth in the indenture governing the debentures, during the five business day period after any three consecutive trading day period in which the trading price per debenture for each day of that period was less than 98% of the product of the conversion rate and the last reported sale price of CRA’s common stock;

•       if the debentures have been called for redemption by CRA;

•       upon the occurrence of specified corporate transactions as set forth in the indenture governing the debentures; or

•       if the debentures are rated by Moody’s Investors Service, Inc. or Standard & Poor’s Rating Services or both, at any time when (i) the long-term credit rating assigned to the debentures by either rating agency is two or more levels below the credit rating initially assigned to the debentures or (ii) either rating agency has discontinued, withdrawn or suspended their ratings with respect to the debentures.

The debentures are CRA’s direct, unsecured senior subordinated obligations and rank junior in right of payment to our existing bank line of credit and any future secured indebtedness that CRA may designate as senior indebtedness. Interest of approximately $1.3 million, is payable semi-annually on June 15 and December 15. CRA will also be required to pay contingent interest on the applicable interest payment date to the holders of the debentures for the period commencing June 20, 2011, and ending December 14, 2011, if the average trading price of the debentures for each of the last five trading days immediately preceding June 20, 2011, equals 125% or more of the principal amount of the debentures. Thereafter, CRA will pay contingent interest on the interest payment date for a six-month interest period if the average trading price of the debentures during the five trading day period immediately preceding the first day of the applicable six-month interest period equals or exceeds 125% of the principal amount of the

CHARLES RIVER ASSOCIATES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Convertible Debt Offering and Other Financing Arrangements (Continued)

debentures. The contingent interest payable per debenture will equal 0.25% of the average trading price of such debenture during the applicable five trading day reference period.

CRA may elect to redeem all or any portion of the debentures on or after June 20, 2011, at a repurchase price equal to 100% of the principal amount of the debentures, plus accrued and unpaid interest. CRA may be required to repurchase all or any portion of the debentures, at the option of each holder, on June 15, 2011, June 15, 2014, June 15, 2019, June 15, 2024, and June 15, 2029, and upon certain specified fundamental changes, at a price equal to 100% of the principal amount of the debentures, plus accrued and unpaid interest. Upon a fundamental change involving a change of control of CRA, the Company may also be required to pay a make-whole premium, which in some cases could be substantial and which may be paid in cash, shares of common stock, or a combination thereof, to the holders of debentures who elect to require CRA to repurchase or convert debentures.

Under accounting regulations effective for periods through December 15, 2004, because the contingent conversion condition has not been met, no shares underlying CRA’s debentures are included in the calculation of diluted earnings per share. In September, 2004, the Emerging Issues Task Force of the FASB reached a conclusion that, effective for periods ending after December 15, 2004, contingently convertible securities should be included in diluted earnings per share computations regardless of whether a stock price-related conversion contingency has been met. Under a proposed amendment to SFAS No. 128, in order to remain under the treasury stock method of accounting, issuers of debentures such as CRA’s must contractually and irrevocably commit to settle the par value of the debentures in cash. On December 14, 2004, CRA has elected, contractually and irrevocably, to settle the par value of our debentures in cash. As a result, upon a contingent conversion, CRA must settle the principal amount of our debentures in cash. However, CRA may still elect to satisfy any conversion obligation that exceeds the principal amount of any converted debentures with either cash or shares of the Company’s common stock (or cash in lieu of fractional shares). CRA intends to use available cash and investment balances, cash from operations, amounts available under CRA’s bank line of credit, and alternative means of financing to meet this obligation.

CHARLES RIVER ASSOCIATES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Convertible Debt Offering and Other Financing Arrangements (Continued)

CRA will continue to account for the debentures under the treasury stock method of accounting. The treasury stock method of accounting allows CRA to report dilution only when and to the extent that CRA’s average stock price per share for the reporting period exceeds the $40 conversion price. For the first $1 per share that CRA’s average stock price exceeds the $40 conversion price of the debentures, CRA will include approximately 55,000 additional shares in CRA’s diluted share count. For the second $1 per share that CRA’s average stock price exceeds the $40 conversion price, CRA will include approximately 107,000 additional shares in CRA’s diluted share count, and so on, with the additional shares’ dilution falling for each $1 per share that CRA’s average stock price exceeds $40 if the stock price rises further above $40 (see table, below).

“TREASURY” METHOD OF ACCOUNTING FOR SHARE DILUTION

Conversion Price:	$40
Number of Underlying Shares:	2,250,000

Formula:	Number of extra dilutive shares created = ((Stock Price – Conversion Price) * Underlying Shares) / Stock Price
Condition:	Only applies when share price exceeds $40

Stock Price	Conversion Price	Price Difference	Include in Share Count	Per $1 Share Dilution
$40	$40	$0	0	0
$41	$40	$1	54,878	54,878
$42	$40	$2	107,143	53,571
$45	$40	$5	250,000	50,000
$50	$40	$10	450,000	45,000
$55	$40	$15	613,636	40,909
$60	$40	$20	750,000	37,500
$65	$40	$25	865,385	34,615
$70	$40	$30	964,286	32,143

CRA used approximately $20.0 million of the net proceeds from this offering to repurchase 622,200 shares of the Company’s common stock concurrently with the placement of the debentures, $39.6 million to repay amounts outstanding under CRA’s bank line of credit, and $3.3 million to pay debt issuance costs. The debt issuance costs are amortized on a straight-line basis over seven years, through 2011, which is the first year in which CRA may be required to repurchase all or any portion of the debentures. CRA intends to use the remaining net proceeds for working capital, general corporate purposes, and potentially for future acquisitions

The Company has classified its convertible debentures as long-term debt in the accompanying consolidated balance sheet as of November 27, 2004. There is no obligation to repay the debentures within a twelve month period following this date, and the debentures cannot be redeemed by the Company until June 20, 2011. In addition:  the holders of the debentures cannot exercise an unrestricted option to convert until June 15, 2011;  the stock price has not exceeded the $50 per share contingent conversion price

CHARLES RIVER ASSOCIATES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Convertible Debt Offering and Other Financing Arrangements (Continued)

for 20 out of 30 consecutive trading days, ending on the last trading day of the preceding quarter;  nor have other conversion triggers occurred.

The contingent interest feature included in the debenture represents an embedded derivative under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” that must be recorded at fair value as of November 27, 2004. The Company has determined that the fair market value of the contingent interest feature is de minimus as of November 27, 2004, based upon economic, market and other conditions in effect as of this date. There are no other embedded derivatives associated with our convertible debentures.

We have agreed with the debenture holders to reserve the maximum number of shares of common stock that may be issued upon conversion of the debentures.

Borrowings under the Revolving Line of Credit.   On January 14, 2004, CRA entered into a senior loan agreement with Citizens Bank of Massachusetts for a two-year, $40.0 million revolving line of credit. Subject to the terms of the agreement, CRA may use borrowings under this line of credit for acquisition financing, working capital, general corporate purposes, letters of credit, and foreign exchanges contracts. Any borrowings under the line of credit must be repaid no later than January 14, 2006. The available line of credit is reduced, as necessary, to account for certain letters of credit outstanding in the amount of $0.5 million. In April 2004, the Company borrowed $39.6 million under our line of credit to finance the acquisition of InteCap. This amount was repaid in June 2004. Other than for letters of credit outstanding, there were no amounts outstanding under this line of credit as of November 27, 2004, and the line of credit then available was $39.5 million.

Borrowings under CRA’s credit facility bear interest, at our option, either at LIBOR plus an applicable margin or at the prime rate. Applicable margins range from 0.75% to 1.50%, depending on the ratio of our consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the preceding four fiscal quarters, subject to various adjustments stated in the senior loan agreement. These margins are adjusted both quarterly and each time the Company borrows under the credit facility. Interest is payable monthly. A commitment fee of 0.18% is payable on the unused portion of the credit facility. Borrowings under the credit facility are secured by 100% of the stock of our U.S. subsidiary CRA Security Corporation and by 65% of the stock of our foreign subsidiaries, amounting to net assets of approximately $32.5 million as of November 27, 2004.

As of November 27, 2004, the Company was in compliance with the covenants under the senior credit agreement.

In fiscal 2003, the Company had a line of credit agreement that permitted borrowings of up to $2.0 million with interest at the bank’s base rate (4.0 percent at November 29, 2003). Borrowings under the agreement were secured by the Company’s accounts receivable. The terms of the line of credit included certain operating and financial covenants. No borrowings were outstanding as of November 29, 2003, and the Company terminated this line of credit in January 2004.

7. Employee Benefit Plans

The Company maintains a profit-sharing retirement plan that covers substantially all full-time employees. Company contributions are made at the discretion of the Company and its subsidiaries, and cannot exceed the maximum amount deductible under applicable provisions of the Internal Revenue

CHARLES RIVER ASSOCIATES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Employee Benefit Plans (Continued)

Code. During fiscal 2004, in connection with the InteCap acquisition, the Company also maintained a qualified defined-contribution retirement plan under Section 401(k) of the Internal Revenue Code. Contributions to the plan by the Company are generally at its discretion. Company contributions under these plans amounted to approximately $1.9 million in fiscal 2004, $1.5 million in fiscal 2003, and $1.1 million in fiscal 2002.

8. Leases

At November 27, 2004, the Company had the following minimum rental commitments for office space and equipment leases, all of which are under non-cancelable operating leases (in thousands):

Fiscal Year	Rental Commitments
2005	$10,836
2006	9,495
2007	8,528
2008	7,878
2009	6,536
Thereafter	11,925
55,198
Future minimum rentals under sublease arrangements	(1,308)
$53,890

Certain office leases contain renewal options which the Company may exercise at its discretion, which were not included in the amounts above. Rent expense was approximately $9.5 million in fiscal 2004, $8.2 million in fiscal 2003, and $6.9 million in fiscal 2002.

The Company is party to standby letters of credit in support of the minimum future lease payments under leases for permanent office space amounting to $0.6 million as of November 27, 2004.

9. Net Income Per Share

Basic net income per share represents net income divided by the weighted average shares of common stock outstanding during the period. Diluted net income per share represents net income divided by the weighted average shares of common stock and common stock equivalents outstanding during the period. Weighted average shares used in diluted net income per share include common stock equivalents arising from stock options using the treasury stock method. A reconciliation of basic to diluted weighted average shares of common stock outstanding is as follows (in thousands):

	Fiscal Year
	2004	2003	2002
Basic weighted average shares outstanding	10,016	9,438	9,047
Weighted average common stock equivalent shares	504	405	236
Diluted weighted average shares outstanding	10,520	9,843	9,283

In accordance with SFAS No. 128, “Earnings Per Share”, the basic and diluted weighted average shares outstanding (and therefore the calculation of basic and diluted earnings per share on the

CHARLES RIVER ASSOCIATES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Net Income Per Share (Continued)

consolidated statements of income) for fiscal year 2004 exclude the potential common shares underlying the $90 million of convertible senior subordinated debentures issued during the third quarter of 2004. There was no dilutive effect from the debentures because none of the contingent conversion conditions has been met as of November 27, 2004. See Note 6 for further discussion of the offering of convertible senior subordinated debentures and the potential impact from the debentures on the Company’s diluted weighted average shares outstanding.

In November 2004, the Company issued 75,261 restricted shares of its common stock valued at $3.0 million as part of the purchase price for the acquisition of NECG. The Company also issued 24,495 restricted shares of its common stock valued at $1.0 million as part of the purchase price for the acquisition of TCA. The restricted shares issued as part of the purchase price for both acquisitions are fully vested and are held in escrow. The shares will be released annually over the next five years, 20% per year. Accordingly, the restricted stock is included in the basic and diluted weighted average shares outstanding for fiscal 2004.

In April 2004, in connection with the acquisition of InteCap, certain InteCap employees purchased an aggregate of 87,316 shares of restricted common stock in exchange for full recourse, interest-bearing notes, maturing in June, 2007, totaling approximately $2.9 million. The common stock is fully vested, non-forfeitable, and non-saleable for three years. Accordingly, the restricted common stock is included in basic and diluted weighted average shares outstanding for fiscal 2004.

As part of the earnout provisions for the NECG and TCA acquisition agreements, the Company may settle a portion of its obligations through the issuance of its common stock. Issuance of these shares is contingent based on certain provisions of the acquisition agreements. As none of the necessary conditions underlying the earnout provisions begin until fiscal 2005, the shares are excluded from the diluted weighted average shares outstanding for fiscal 2004.

Some of the Company’s stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore, their inclusion would have been anti-dilutive. For the years ended November 27, 2004, November 29, 2003, and November 30, 2002, the anti-dilutive stock options were 347,864, 547,131, and 664,744, respectively . These options could be dilutive in the future if, and to the extent that, the average share price increases and is equal to or greater than the exercise price of these options.

10. Stockholder’s Equity

Issuance of Common Stock in Connection with Business Acquisitions.   In November 2004, the Company issued 75,261 restricted shares of its common stock valued at $3.0 million as part of the purchase price for the acquisition of NECG. The Company also issued 24,495 restricted shares of its common stock valued at $1.0 million as part of the purchase price for the acquisition of TCA. The restricted shares issued as part of the purchase price for both acquisitions are fully vested and are held in escrow. The shares will be released annually over the next five years, 20% per year.

Common Stock Repurchases and Retirements    In connection with the acquisition of the consulting business of Dr. Rausser in fiscal 2000, the Company loaned Dr. Rausser $4.5 million, which he used to purchase shares of the Company’s common stock. In March 2004, Dr. Rausser satisfied $2.5 million of the loan obligation by selling the Company 73,531 shares of the Company’s common stock and paying the

CHARLES RIVER ASSOCIATES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stockholder’s Equity (Continued)

balance in cash. Dr. Rausser satisfied the remaining $2.0 million plus accrued interest in November 2004 by selling the Company an additional 59,951 shares of our common stock.

During fiscal 2004, the Company used approximately $20.0 million of the net proceeds from the convertible debt offering to repurchase 622,200 shares of the Company’s common stock. The Company also repurchased an additional 20,280 shares of its common stock during 2004 in exchange for notes payable in connection with the stock restriction agreement (see below).

In 1998, the Company’s Board of Directors authorized the Company to amend and restate an Exit Agreement with certain stockholders (as so amended and restated, the “Stock Restriction Agreement”). The Stock Restriction Agreement prohibits each person who was a stockholder of the Company before the closing of the Initial Public Offering (“Offering”) from selling or otherwise transferring a portion of the shares of common stock held immediately before the Offering without the consent of the Board of Directors of the Company for a specified period of time after the Offering. In addition, the Stock Restriction Agreement allows the Company voluntarily to repurchase a portion of such stockholder’s shares of common stock at a substantial discount from market value should the stockholder leave CRA during the restriction period (other than for death or retirement for disability), with a larger discount if they were to compete with CRA after their departure.

In fiscal 2003 and 2002, CRA repurchased and retired 76,856 and 160,600 shares of common stock, respectively, from certain stockholders, who were former employees, based on the provisions of the Stock Restriction Agreement. Payments are due to the former employees in three equal annual installments. Interest is payable annually on outstanding balances based on the average prime rate for that year.

Shares Granted in Exchange for Notes Receivable.   In April 2004, in connection with CRA’s acquisition of InteCap, certain InteCap employees purchased an aggregate of 87,316 shares of restricted common stock in exchange for full recourse, interest-bearing notes, maturing in June, 2007, totaling approximately $2.9 million. The common stock is fully vested, non-forfeitable, and restricted from sale for three years. These notes receivable were recorded as a reduction to stockholder’s equity during fiscal 2004.

In November 2004, in connection with a certain offer of employment, the Company issued 14,899 shares of restricted common stock in exchange for a full-recourse, interest-bearing note, totaling approximately $0.5 million. The common stock is fully vested and restricted from sale for three years. The note receivable was recorded as a reduction to stockholder’s equity during fiscal 2004.

In October 2004, CRA’s majority-owned subsidiary, NeuCo, issued additional shares to a minority interest stockholder in exchange for a note receivable.

Exercise of Options   During fiscal 2004, 320,604 options were exercised for $4.9 million of proceeds. During fiscal 2003, 728,389 options were exercised for $11.1 million of proceeds.

Unearned Stock Compensation.   Unearned  stock compensation represents the cost associated with the grant of stock options to external consultants and the cost associated with shares of common stock granted to certain employees. . Prior to fiscal 2004, these amounts were classified as deferred compensation in the Company’s financial statements. The options granted to external consultants are accounted for under variable accounting in accordance with SFAS No. 123 and EITF 96-18 “Accounting for Equity Instruments that are Issued to Other than Employees” (EITF 96-18). These costs are being amortized over the related vesting period.

Other Issuances of Common Stock.   In August 2003, CRA completed a public offering of 513,862 shares of common stock, which generated approximately $15.0 million of proceeds, net of offering costs.

CHARLES RIVER ASSOCIATES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stock-Based Compensation

The Company has adopted the 1998 Incentive and Nonqualified Stock Option Plan (the “Plan”), which originally provided for the grant of options to purchase up to 970,000 shares of common stock. In January 2001, the stockholders approved an amendment to the Plan increasing the number of shares issuable under the Plan to 1,870,000. In April 2002, the stockholders approved an amendment to the Plan increasing the number of shares issuable under the Plan from 1,870,000 to 2,470,000 and adding a provision automatically increasing the maximum number of shares on an annual basis by the lesser of 400,000 shares or 4% of the number of shares of common stock outstanding at the end of each fiscal year. As of November 27, 2004, the total number of issuable and available shares were 3,230,455. Options are to be granted at an exercise price equal to the fair market value of the shares of common stock at the date of grant. Vesting terms are determined at the discretion of the Board of Directors and generally range from immediate vesting to vesting at various rates over five years. All options terminate 10 years after the date of grant. In addition, the Board of Directors has adopted the 2004 Nonqualified Inducement Stock Option Plan to facilitate the granting of stock options as an inducement to new employees to join the Company. The 2004 Nonqualified Inducement Stock Option Plan authorizes the grant of nonqualified options to purchase an aggregate of up to 500,000 shares of common stock. Subject to the terms of the plan, the plan administrator has the authority to determine the exercise price, vesting schedule, expiration date, and other terms and conditions of each option grant.   A summary of option activity is as follows:

	Options	Weighted Average Exercise Price
Outstanding at November 24, 2001	1,488,700	$15.75
Fiscal 2002:
Granted	582,820	14.57
Exercised	(56,500)	9.70
Canceled	(156,000)	18.50
Outstanding at November 30, 2002	1,859,020	15.33
Fiscal 2003:
Granted	440,030	19.09
Exercised	(728,389)	15.28
Canceled	(68,101)	15.49
Outstanding at November 29, 2003	1,502,560	16.45
Fiscal 2004:
Granted	1,139,170	32.41
Exercised	(320,604)	15.40
Canceled	(39,590)	22.92
Outstanding at November 27, 2004	2,281,536	$24.46
Options available for grant at November 27, 2004	341,526
Options exercisable:
At November 27, 2004	605,100	$16.92
Weighted average remaining contractual life at November 27, 2004	8.10	$24.46

CHARLES RIVER ASSOCIATES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stock-Based Compensation (Continued)

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding at November 27, 2004	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number Exercisable at November 27, 2004	Weighted-Average Exercise Price
$ 8.88 - 13.75	518,707	7.09	$12.46	231,473	$12.11
$13.76 - 20.50	356,080	5.98	$17.80	251,705	$17.98
$20.51 - 31.63	310,279	7.54	$23.80	114,422	$23.21
$31.64 - 32.09	409,670	9.39	$32.09	—	$0.00
$32.10 - 32.26	536,800	9.45	$32.26	—	$0.00
$32.27 - 37.37	150,000	9.49	$34.36	7,500	$34.28
Total	2,281,536	8.1	$24.46	605,100	$16.92

The Company has adopted the 1998 Employee Stock Purchase Plan. The Stock Purchase Plan authorizes the issuance of up to an aggregate of 243,000 shares of common stock to participating employees at a purchase price equal to 85 percent of fair market value on either the first or the last day of the one-year offering period under the Stock Purchase Plan. In fiscal 2004, 2003, and 2002, there were no offering periods under the Stock Purchase Plan and no shares were issued.

Options granted to non-employee consultants, amounting to options for the purchase of 49,500 shares of common stock at November 27, 2004, are accounted for at fair value in accordance with SFAS No. 123. The Company allocates the cost of compensatory stock options granted under SFAS No. 123 and EITF 96-18 over the vesting period using the straight-line method. In connection with these options, $31,000, $189,000, and $14,000 was charged to compensation expense in fiscal 2004, fiscal 2003, and fiscal 2002, respectively.

12. Business Segment and Geographic Information

CRA operates in one business segment, which is consulting services. Revenue and long-lived assets by geographic region, based on the physical location of the operation to which the revenues or the assets relate, are as follows (in thousands):

	Fiscal Year
	2004 (52 weeks)	2003 (52 weeks)	2002 (53 weeks)
Revenue:
United States	$193,987	$138,846	$113,372
United Kingdom	14,113	15,683	10,306
Other	8,635	8,929	7,012
Total foreign	22,748	24,612	17,318
	$216,735	$163,458	$130,690

CHARLES RIVER ASSOCIATES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Business Segment and Geographic Information (Continued)

	November 27, 2004	November 29, 2003	November 30, 2002
Long-lived assets (property and equipment, net):
United States	$14,829	$9,185	$7,701
United Kingdom	2,286	2,464	504
Other	1,413	1,054	1,192
Total foreign	3,699	3,518	1,696
	$18,528	$12,703	$9,397

13. Income Taxes

The provision (credit) for income taxes consists of the following:

	Fiscal Year
	2004 (52 weeks)	2003 (52 weeks)	2002 (53 weeks)
	(In thousands)
Currently payable:
Federal	$9,289	$9,538	$4,430
Foreign	385	(194)	865
State	2,791	1,654	876
	12,465	10,998	6,171
Deferred:
Federal	1,335	(2,255)	(199)
Foreign	230	392	(57)
State	(83)	(398)	(36)
	1,482	(2,261)	(292)
	$13,947	$8,737	$5,879

A reconciliation of the Company’s tax rates with the federal statutory rate is as follows:

	Fiscal Year
	2004	2003	2002
Federal statutory rate	35.0%	35.0%	34.3%
State income taxes, net of federal income tax benefit	5.7	6.2	6.2
Losses not benefited	3.8	1.2	2.1
NeuCo net operating losses not benefited	—	—	1.3
Foreign net operating loss carryforward benefit	—	—	(1.0)
Other	1.0	0.6	(0.2)
	45.5%	43.0%	42.7%

The tax benefits associated with nonqualified stock options and disqualifying dispositions of incentive stock options reduced taxes payable by $1.9 million and $3.4 million in fiscal 2004 and fiscal 2003, respectively. There was no tax benefit associated with these options in fiscal 2002. Such benefits were recorded as an increase to additional paid-in capital in each fiscal year.

CHARLES RIVER ASSOCIATES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Income Taxes (Continued)

Components of the Company’s deferred tax assets (liabilities) are as follows:

	November 27, 2004	November 29, 2003
	(In thousands)
Deferred tax assets:
Accrued compensation and related expense	$9,762	$5,614
Tax basis in excess of financial basis of net accounts receivable	2,312	566
Net operating loss carryforwards	5,952	800
Tax basis in excess of financial basis of intangible assets and fixed assets	6,311	—
Valuation allowance	(2,894)	(576)
	21,443	6,404
Deferred tax liabilities:
Excess tax over book depreciation and amortization	1,203	1,782
Tax basis in excess of financial basis of debentures	679	—
Other	—	304
	1,882	2,086
Net deferred tax assets	$19,561	$4,318

The increase in net deferred tax assets attributable to the InteCap acquisition was $14.1 million. The net change in the total valuation allowance for the year ended November 27, 2004 was an increase of $2.3 million. This change was primarily a result of the valuation allowances recorded against the acquired deferred tax assets from the InteCap acquisition and additional valuation allowances against foreign operating losses. A valuation allowance was recorded because management currently believes that after considering the available evidence that it is more likely than not that these assets will not be realized. If the Company is able to realize these assets in the future, $2.4 million of the total valuation allowance would be allocated to goodwill as it relates to the InteCap acquisition, and the remainder would be recognized as a reduction to income tax expense.

At November 27, 2004, the Company has net operating loss carryforwards for federal and foreign tax purposes of $14.7 million and $2.6 million, respectively. The federal net operating losses were incurred by InteCap prior to the acquisition. The federal net operating losses are subject to an annual limitation of approximately $3.4 million as a result of Internal Revenue Code Section 382. The federal net operating losses will expire in 2018. The foreign operating losses will begin to expire in 2012.

Net income before income taxes from foreign operations was $1.5 million and $1.7 million in fiscal 2004 and fiscal 2002, respectively. In fiscal 2003, the Company had a net loss from its foreign operations of $211,000.

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several different tax jurisdictions. The Company is periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, the Company records estimated reserves for probable exposures. Based on the Company’s evaluation of current tax positions, the Company believes it has appropriately accrued for probable exposures.

CHARLES RIVER ASSOCIATES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Income Taxes (Continued)

The American Jobs Creation Act of 2004 was signed into law in October 2004. This law provides U.S. multinational corporations an 85% dividends received deduction for certain dividends from controlled foreign corporations. The Company plans to continue to reinvest our foreign earnings in our foreign operations.

14. Related-Party Transactions

The Company made payments to stockholders of the Company who performed consulting services for the Company in the amounts of $12.0 million in fiscal 2004, $11.2 million in fiscal 2003, and $9.0 million in fiscal 2002. These payments to non-employee experts are for consulting services performed for CRA’s clients in the ordinary course of business.

15. Subsequent Event

On December 14, 2004, pursuant to the terms of the indenture governing the Company’s 2.875% convertible senior subordinated debentures due 2034, the Company elected, contractually and irrevocably, to settle the par value of the debentures in cash. However, the Company may still elect to satisfy any conversion obligation that exceeds the principal amount of the debentures converted with either cash or shares of our common stock (or cash in lieu of fractional shares). The irrevocable election by the Company to settle the par value of the debentures in cash will allow the Company to continue to account for the debentures under the treasury stock method of accounting. Upon conversion, because of cash settlement of the principal, the Company expects that more of our shares will remain held by fundamental investors in CRA as opposed to being held by the financially-oriented investors in the Company’s convertible debentures. The treasury stock method of accounting allows the Company to report dilution only when and to the extent that the Company’s average stock price per share for the reporting period exceeds the $40 conversion price. CRA intends to use available cash and investment balances, cash from operations, amounts available under the Company’s bank line of credit, and alternative means of financing to meet this obligation.

CHARLES RIVER ASSOCIATES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Quarterly Financial Data (Unaudited)

	Quarter Ended
	February 20, 2004 (12 weeks)	May 14, 2004 (12 weeks)	September 3, 2004 (16 weeks)	November 27, 2004 (12 weeks)
	(In thousands, except per share data)
Revenues	$38,501	$45,694	$74,205	$58,335
Gross profit	16,541	19,109	28,636	24,733
Income from operations	4,902	6,777	11,420	8,634
Income before provision for income taxes and minority interest	4,701	7,225	10,703	7,997
Minority interest	(107)	(90)	177	(315)
Net income	2,573	4,028	5,373	4,370
Basic net income per share	.25	.40	.54	.44
Diluted net income per share	.24	.38	.52	.42
Weighted average number of shares outstanding:
Basic	10,183	10,180	9,909	9,830
Diluted	10,734	10,679	10,352	10,376

	Quarter Ended
	February 21, 2003 (12 weeks)	May 16, 2003 (12 weeks)	September 5, 2003 (16 weeks)	November 29, 2003 (12 weeks)
	(In thousands, except per share data)
Revenues	$34,785	$40,245	$49,410	$39,018
Gross profit	13,087	14,984	19,381	15,838
Income from operations	3,826	4,635	6,039	5,735
Income before provision for income taxes and minority interest	3,820	4,828	5,954	5,718
Minority interest	(41)	11	(11)	(113)
Net income	2,207	2,822	3,401	2,999
Basic net income per share	0.24	0.31	0.36	0.29
Diluted net income per share	0.24	0.30	0.34	0.28
Weighted average number of shares outstanding:
Basic	9,011	9,019	9,478	10,216
Diluted	9,165	9,343	10,010	10,769

The Company’s fiscal year is based on 13 four-week billing cycles to clients and, consequently, CRA has established quarters that are divisible by four-week periods. As a result, the first, second, and fourth quarters of each fiscal year are 12-week periods, and the third quarter of each fiscal year is a 16-week period. However, the fourth quarter in fiscal 2002 was 13 weeks long. Accordingly, period-to-period comparisons of our results of operations are not necessarily meaningful if the periods being compared have different lengths.

On April 30, 2004, CRA completed its acquisition of InteCap, Inc. InteCap’s operating results have been included in the accompanying statements of income beginning May 1, 2004.

CHARLES RIVER ASSOCIATES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Quarterly Financial Data (Unaudited) (Continued)

On November 12, 2004, CRA completed the acquisition of certain assets and liabilities of Tabors Caramanis & Associates. The results of operations have been included in the accompanying statements of operations from the date of acquisition.

On November 18, 2004, CRA completed the acquisition of Network Economics Consulting Group Pty Ltd. The results of operations have been included in the accompanying statements of operations from the date of acquisition.