Form 10-K/A
period 2004-11-27
CHARLES RIVER ASSOCIATES INC
filed 2005-02-17
CIK 1053706

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

We are filing a technical amendment to our annual report on Form 10-K for the year ended November 27, 2004 (the “Original Report”) to add conformed signatures of Ernst & Young LLP.  Although we received original signatures from Ernst & Young prior to filing the Original Report, we inadvertently omitted to include conformed signatures in the electronic version of the Original Report that we filed with the SEC.  We have added conformed signatures of Ernst & Young to (a) the Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting appearing in Item 9A of Part II, (b) the Report of Independent Registered Public Accounting Firm appearing in our Consolidated Financial Statements, and (c) the Consent of Independent Registered Public Accounting Firm filed as exhibit 23.1.  We are also re-signing, effective February 17, 2005, the certifications filed with this amendment.  We are not amending any other item of this report.

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

/s/ ERNST & YOUNG LLP
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARLES RIVER ASSOCIATES INCORPORATED
	By:	/s/ JAMES C. BURROWS
Date: February 17, 2005		James C. Burrows President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JAMES C. BURROWS	President, Chief Executive Officer, and Director (principal executive officer)	February 17, 2005
James C. Burrows
/s/ J. PHILLIP COOPER	Executive Vice President, Chief	February 17, 2005
J. Phillip Cooper	Financial Officer (principal financial and accounting officer)
*	Chairman of the Board	February 17, 2005
Rowland T. Moriarty
*	Director	February 17, 2005
Basil L. Anderson
*	Director	February 17, 2005
William F. Concannon

Signature	Title	Date
*	Director	February 17, 2005
Franklin M. Fisher
*	Director	February 17, 2005
Ronald T. Maheu
*	Director	February 17, 2005
Nancy L. Rose
*	Director	February 17, 2005
Steven C. Salop
*	Director	February 17, 2005
Carl Shapiro

*       By J. Phillip Cooper as attorney-in-fact

EXHIBIT INDEX

Exhibit No.		Description
2.	1(1)	Agreement and Plan of Merger dated as of March 18, 2004 among CRA, InteCap, Inc., IP Acquisition Corp., and the Company Stockholder Representative, as defined therein
2.	2(1)	First Amendment to Agreement and Plan of Merger dated as of April 30, 2004, among CRA, InteCap, Inc., IP Acquisition Corp., and the Company Stockholder Representative, as defined therein
3.	1(2)	Amended and Restated Articles of Organization
3.	2(3)	Amended and Restated By-Laws
4.	1(2)	Specimen certificate for common stock
4.	2(4)

Indenture governing the 2.875% Convertible Senior Subordinated Debentures Due 2034 dated June 21, 2004 between CRA as issuer and U.S. Bank National Association as trustee, including the form of 2.875% Convertible Senior Subordinated Debentures Due 2034 attached as Exhibit A thereto

4.	3(5)	Election Notice delivered to U.S. Bank pursuant to Section 15.02(i) of the Indenture
4.	4(6)	Resale Registration Rights Agreement dated June 21, 2004 between CRA and J.P. Morgan Securities Inc.
4.	5(6)	Letter Agreement dated October 18, 2000 between CRA and Gordon C. Rausser
10.	1(7)*	1998 Incentive and Nonqualified Stock Option Plan, as amended
10.	2(2)*	1998 Employee Stock Purchase Plan
10.	3(8)*	2004 Nonqualified Inducement Stock Option Plan
10.	4*+	Form of Incentive Stock Option under the 1998 Incentive and Nonqualified Stock Option Plan, as amended
10.	5*+	Form of Nonqualified Stock Option under the 1998 Incentive and Nonqualified Stock Option Plan, as amended
10.	6*+	Form of Nonqualified Stock Option under the 2004 Nonqualified Inducement Stock Option Plan
10.	7(2)	Office Lease Agreement dated as of March 1, 1978 between CRA and John Hancock Mutual Life Insurance Company, as amended
10.	8(9)	Amendments to Office Lease Agreement dated March 1, 1978 between CRA and John Hancock Mutual Life Insurance Company, as amended
10.	9(10)	Fifteenth Amendment to Office Lease Agreement dated March 1, 1978 between CRA and John Hancock Mutual Life Insurance Company, as amended
10.	10(4)	Sixteenth Amendment to Office Lease Agreement dated March 1, 1978 between CRA and John Hancock Mutual Life Insurance Company, as amended
10.	11(2)	Office Lease Agreement dated as of March 6, 1997 between CRA and Deutsche Immobilien Fonds Aktiengesellschaft
10.	12(9)	Office Lease dated as of November 29, 1999 between CRA and 1201 F Street, L.L.C., as amended

Exhibit No.		Description
10.	13(2)	Form of consulting agreement with outside experts
10.	14(2)	Stock Restriction Agreement between CRA and its pre-IPO stockholders
10.	15(11)	First Amendment to Stock Restriction Agreement dated as of March 27, 2003 between CRA and certain holders of pre-IPO stock
10.	16(12)	Loan Agreement dated as of January 14, 2004 between CRA and Citizens Bank of Massachusetts
10.	17(12)	Stock Pledge Agreement dated as of January 14, 2004 between CRA and Citizens Bank of Massachusetts
21.	1+	Subsidiaries
23.	1	Consent of Independent Registered Public Accounting Firm
24.	1+	Power of attorney (included on the signature page to this annual report)
31.	1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.	2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.	1	Section 1350 certification

*                    Management contract or compensatory plan.

+                Previously filed.

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

/s/ ERNST & YOUNG LLP

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