Form 10-Q
period 2005-02-18
CHARLES RIVER ASSOCIATES INC
filed 2005-03-30
CIK 1053706

Use these links to rapidly review the document
Charles River Associates Incorporated INDEX

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 18, 2005
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

As of March 28, 2005, CRA had outstanding 10,034,141 shares of common stock.

Charles River Associates Incorporated

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Charles River Associates Incorporated

Condensed Consolidated Statements of Income (unaudited)

(In thousands, except per share data)

	Twelve Weeks Ended
	February 18, 2005	February 20, 2004
Revenues	$61,724	$38,501
Costs of services	36,912	21,960

Gross profit	24,812	16,541
Selling, general and administrative expenses	15,817	11,639

Income from operations	8,995	4,902
Interest income	278	180
Interest expense	(763)	(43)
Other expense	(55)	(338)

Income before provision for income taxes and minority interest	8,455	4,701
Provision for income taxes	(3,974)	(2,021)

Income before minority interest	4,481	2,680
Minority interest	138	(107)

Net income	$4,619	$2,573

Net income per share:
Basic	$0.46	$0.25

Diluted	$0.43	$0.24

Weighted average number of shares outstanding:
Basic	9,945	10,183

Diluted	10,795	10,734

See accompanying notes.

Charles River Associates Incorporated

Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except share data)

	February 18, 2005	November 27, 2004
Assets
Current assets:
Cash and cash equivalents	$71,821	$65,611
Short-term investments	1,907	2,200
Accounts receivable, net of allowances for doubtful accounts of $3,359 in 2005 and $3,435 in 2004	47,915	51,951
Unbilled services	30,756	23,580
Prepaid expenses and other assets	3,390	7,091
Deferred income taxes	12,390	12,389

Total current assets	168,179	162,822
Property and equipment, net	18,901	18,528
Goodwill	91,524	91,480
Intangible assets, net of accumulated amortization of $2,002 in 2005 and $1,784 in 2004	2,811	3,029
Deferred income taxes, net of current portion	8,036	8,036
Other assets	5,080	4,916

Total assets	$294,531	$288,811

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$9,499	$11,609
Accrued expenses	49,353	46,162
Deferred revenue and other liabilities	1,931	2,650
Current portion of notes payable to former stockholders	1,082	1,082

Total current liabilities	61,865	61,503
Notes payable to former stockholders, net of current portion	1,214	1,214
Convertible debentures payable	90,000	90,000
Deferred rent	3,021	3,154
Deferred compensation	2,865	2,865
Deferred income taxes	866	864
Minority interest	2,047	2,185
Commitments and contingencies
Stockholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 9,982,778 and 9,923,390 shares issued and outstanding in 2005 and 2004, respectively.	62,837	61,831
Receivables from employees	(3,765)	(3,765)
Unearned stock compensation	(20)	(22)
Retained earnings	69,609	64,990
Foreign currency translation	3,992	3,992

Total stockholders' equity	132,653	127,026

Total liabilities and stockholders' equity	$294,531	$288,811

See accompanying notes.

Charles River Associates Incorporated

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Twelve Weeks Ended
	February 18, 2005	February 20, 2004
Operating activities:
Net income	$4,619	$2,573
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,481	611
Deferred rent	(133)	256
Deferred income taxes	—	(4)
Minority interest	(138)	107
Changes in operating assets and liabilities:
Accounts receivable	3,996	1,326
Unbilled services	(7,158)	(3,068)
Prepaid expenses and other assets	3,538	1,343
Accounts payable, accrued expenses, and other liabilities	373	(2,852)

Net cash provided by operating activities	6,578	292
Investing activities:
Purchase of property and equipment	(1,634)	(268)
Sale of investments	4,161	107
Purchases of investments	(3,868)	—

Net cash used in investing activities	(1,341)	(161)
Financing activities:
Issuance of common stock upon exercise of stock options	1,007	238

Net cash provided by financing activities	1,007	238
Effect of foreign exchange rates on cash and cash equivalents	(34)	(23)

Net increase in cash and cash equivalents	6,210	346
Cash and cash equivalents at beginning of period	65,611	60,497

Cash and cash equivalents at end of period	$71,821	$60,843

Supplemental cash flow information:
Cash paid for income taxes	$60	$611

Cash paid for interest	$1,275	—

See accompanying notes.

Charles River Associates Incorporated

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.     Description of Business

Charles River Associates Incorporated (the "Company", or "CRA") is an economic, financial, and business consulting firm that applies advanced analytic techniques and in-depth industry knowledge to complex engagements for a broad range of clients. CRA offers two types of services: legal and regulatory consulting and business consulting. CRA operates in only one business segment, which is consulting services.

On April 30, 2004, CRA completed its acquisition of InteCap, Inc. ("InteCap"), a leading intellectual property consulting firm in the United States that specializes in economic, financial, and strategic issues related to intellectual property and complex commercial disputes.

On November 12, 2004, CRA completed its acquisition of certain assets and liabilities of Tabors Caramanis & Associates ("TCA"), a Cambridge, Massachusetts-based engineering and economics consulting firm specializing in policy development, business planning, productivity improvement, technical analysis, and project implementation in the energy and utility sectors.

On November 18, 2004, CRA's Australian subsidiary, Charles River Associates (Asia Pacific) Pty Ltd., completed its acquisition of Network Economics Consulting Group Pty Ltd. ("NECG"), a premier provider of regulatory and economic consulting services in the Asia Pacific region to clients in the energy, telecom, transportation, and other industries.

2.     Unaudited Interim Consolidated Financial Statements and Estimates

The condensed consolidated statements of income for the twelve weeks ended February 18, 2005, and February 20, 2004, the condensed consolidated balance sheet as of February 18, 2005, and the condensed consolidated statements of cash flows for the twelve weeks ended February 18, 2005, and February 20, 2004, are unaudited. The November 27, 2004 consolidated balance sheet is derived from CRA's audited consolidated financial statements included in its Annual Report on Form 10-K as of that date. In the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of CRA's consolidated financial position, results of operations, and cash flows. The consolidated statements of income include the operations of InteCap since May 1, 2004, and the operations of TCA and NECG since their respective dates of acquisition. See Note 7.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant estimates and judgments that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates in these consolidated financial statements include, but are not limited to, allowance for doubtful accounts, valuation allowances on deferred tax assets, depreciation of property and equipment, valuation of acquired intangible assets, accrued and deferred income taxes, and other accrued expenses. These items are monitored and analyzed by the Company for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. CRA bases its estimates on historical experience and various other assumptions that CRA believes to be reasonable under the circumstances. Actual results may differ from those estimates if CRA's assumptions based on past experience or other assumptions do not turn out to be substantially accurate.

3.     Principles of Consolidation

The consolidated financial statements include the accounts of CRA, its wholly owned subsidiaries, and NeuCo, Inc. ("NeuCo"), a company founded by CRA and an affiliate of Commonwealth Energy Systems in June 1997. CRA's interest in NeuCo was 50.2 percent and 59.3 percent as of February 18, 2005 and February 20, 2004, respectively. NeuCo's financial results have been consolidated with that of CRA for all fiscal periods presented. In October 2004, NeuCo issued additional shares to a minority interest stockholder in exchange for a note receivable. In addition, certain NeuCo employees and directors exercised stock options during fiscal 2004 and fiscal 2005. As a result of these share transactions, CRA's interest in NeuCo decreased to 50.2 percent as of February 18, 2005. These share transactions have been recorded as adjustments to capital. The portion of the results of operations of NeuCo allocable to its other owners is shown as "minority interest" on CRA's consolidated statements of income, and that amount, along with the capital contributions to NeuCo of its other owners, is shown as "minority interest" on CRA's condensed consolidated balance sheets. All significant intercompany accounts have been eliminated.

4.     Reclassifications

Certain amounts in prior periods' consolidated financial statements presented have been reclassified to conform to the current year's presentation. This reclassification includes separate disclosures for "interest income", "interest expense", and "other expense" on the condensed consolidated statements of income, all of which were previously within "interest and other income, net".

5.     Fiscal Year

CRA's fiscal year ends on the last Saturday in November, and accordingly, its fiscal year will periodically contain 53 weeks rather than 52 weeks. Both fiscal 2005 and 2004 are 52-week years. In a 52-week year, each of CRA's first, second, and fourth quarters includes twelve weeks, and its third quarter includes sixteen weeks. In a 53-week year, the fourth quarter includes thirteen weeks.

6.     Revenue Recognition

CRA derives substantially all of its revenues from the performance of professional services. The contracts that CRA enters into and operates under specify whether the engagement will be billed on a time-and-materials or fixed-price basis. These engagements generally last three to six months, although some of CRA's engagements can be much longer in duration. Each contract must be approved by one of CRA's vice presidents.

CRA recognizes substantially all of its revenues under written service contracts with its clients where the fee is fixed or determinable, as the services are provided, and only in those situations where collection from the client is reasonably assured. The majority of our revenue is derived from time-and-materials service contracts. Revenues from time-and-materials service contracts are recognized as services are provided based upon hours worked and contractually agreed-upon hourly rates, as well as a computer services fee based upon hours worked. Revenues from fixed-price engagements are recognized on a proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. Project costs are based on the direct salary and associated fringe benefits of the consultants on the engagement plus all direct expenses incurred to complete the engagement that are not reimbursed by the client. The proportional performance method is used since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and terms set forth in the contract, and are indicative of the level of benefit provided to CRA's clients. The fixed-price contracts generally include a termination provision that reduces the agreement to a time-and-materials contract in the event of termination of the contract. There are no costs that are deferred and amortized over the contract term. CRA's management maintains contact with project managers to discuss the status of the projects and, for fixed-price engagements, management is updated on the budgeted costs and resources required to complete the project. These budgets are then used to calculate revenue recognition and to estimate the anticipated income or loss on the project. In the past, CRA has occasionally been required to commit unanticipated additional resources to complete projects, which have resulted in lower than anticipated income or losses on those contracts. CRA may experience similar situations in the future. Provisions for estimated losses on contracts are made during the period in which such losses become probable and can be reasonably estimated. To date, such losses have not been significant.

Revenues also include reimbursements, or expenses billed to clients, including travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. These reimbursable expenses included in revenues are as follows (in thousands):

	Twelve Weeks Ended
	February 18, 2005	February 20, 2004
Reimbursable expenses billed to clients	$6,466	$5,049

CRA maintains allowances for doubtful accounts for estimated losses resulting from clients' failure to make required payments. CRA bases its estimates on historical collection experience, current trends, and credit policy. In determining these estimates, CRA examines historical write-offs of its receivables and reviews client accounts to identify any specific customer collection issues. If the financial condition of CRA's customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required.

Unbilled services represent revenue recognized by CRA for services performed but not yet billed to the client. Deferred revenue represents amounts billed or collected in advance of services rendered.

7.     Business Acquisitions

On April 30, 2004, CRA completed its acquisition of all of the equity of InteCap, Inc., a leading intellectual property consulting firm in the United States that specializes in economic, financial, and strategic issues related to intellectual property and complex commercial disputes. CRA purchased InteCap from InteCap's institutional investor, GTCR Golder Rauner, LLC, members of InteCap's management, and other shareholders for approximately $79.4 million (after deducting cash acquired, and adding acquisition costs and transaction fees paid or accrued). CRA funded the purchase price from existing cash resources and borrowings of $39.6 million under its $40.0 million line of credit. In connection with the acquisition, certain InteCap employees purchased an aggregate of 87,316 shares of common stock in exchange for full recourse notes totaling approximately $2.9 million. The notes mature in June 2007, and bear interest at 1.47% per annum.

The InteCap acquisition added approximately 130 consulting professionals to CRA. The addition of InteCap expanded CRA's geographic footprint into key markets such as Chicago and New York, and strengthened its presence in Houston, Silicon Valley, Boston and Washington, D.C. InteCap's operating results have been included in the accompanying statements of income beginning May 1, 2004. An allocation of the $79.4 million purchase price to the estimated fair value of assets acquired and liabilities assumed has been recorded, based upon management's estimates, the valuation and appraisal of the intangible assets, and an analysis of net deferred tax assets acquired.

On November 12, 2004, CRA completed the acquisition of certain assets and liabilities of Tabors Caramanis & Associates ("TCA"), a Cambridge, Massachusetts-based economics and engineering consulting firm, for a purchase price of $7.1 million (after adding a working capital adjustment, acquisition costs, and transaction fees paid or accrued). The purchase price consisted of $6.1 million in cash and 24,495 restricted shares of its common stock valued at $1.0 million. CRA may be required to pay additional purchase consideration over the next two years following the transaction, in cash and CRA stock, if specific performance targets are met. Any additional payments related to this contingency will be accounted for as additional goodwill. The acquisition has been accounted for under the purchase method of accounting, and the results of operations have been included in the accompanying statements of operations from the date of acquisition. The TCA acquisition added 15 employee consultants and expands CRA's core competency in worldwide energy consulting. A preliminary allocation of the $7.1 million purchase price to the estimated fair value of assets acquired and liabilities assumed has been recorded based upon management's estimates of respective fair values, and will be finalized as it receives other information relevant to the acquisition.

On November 18, 2004, CRA completed the acquisition of Network Economics Consulting Group Pty Ltd ("NECG"), an Australian-based regulatory and economic consulting firm, for a purchase price of approximately $9.8 million valued as of the date of the acquisition (after deducting cash acquired, and after adding acquisition costs and transaction fees paid or accrued), consisting of $6.8 million in cash and 75,261 restricted shares of its common stock valued at $3.0 million. CRA may be required to pay additional purchase consideration over the next three years following the transaction, in cash and CRA stock, if specific performance targets are met. On a preliminary basis, CRA anticipates that any additional payments related to this contingency will be accounted for as additional goodwill. The acquisition has been accounted for under the purchase method of accounting, and the results of operations have been included in the accompanying statements of operations from the date of acquisition. The NECG acquisition added 34 employee consultants, and management believes it greatly enhances CRA's position in the Australian regulatory market, providing CRA with an important platform for growth in the Asia Pacific region. A preliminary allocation of the $9.8 million purchase price to the estimated fair value of assets acquired and liabilities assumed has been recorded based upon management's estimates of respective fair values, and will be finalized as it receives other information relevant to the acquisition.

In connection with the InteCap acquisition, CRA incurred $0.7 million of restructuring costs as a result of the elimination of duplicate offices and employee termination benefit payments. Such costs have been recognized by CRA as a liability assumed as of the acquisition date, resulting in additional goodwill. These restructuring costs consisted of $0.6 million of lease obligations related to the closed facilities and $0.1 million of payments for three terminated employees. As of February 18, 2005, $0.1 million in payments to terminated employees and $0.2 million in lease obligations have been paid. The remaining restructuring reserve balance as of February 18, 2005, is $0.4 million, and includes lease obligations that will be paid through September 2006.

CRA is not required to furnish pro forma financial information relating to the NECG and TCA acquisitions, because such information is not material. The pro forma financial information related to the InteCap acquisition is presented below.

The following unaudited pro forma financial information reflects consolidated results of operations of CRA as if the acquisition of InteCap had taken place on November 30, 2003, the beginning of CRA's 2004 fiscal year. The pro forma adjustments include elimination of transaction-related compensation and other costs of approximately $18.1 million, which were incurred by InteCap, additional interest expense related to the line of credit borrowings used to finance the acquisition, a reduction of interest expense for InteCap's debt prior to the acquisition, additional intangible amortization related to the intangible assets acquired, a reduction of InteCap's intangible amortization prior to the acquisition, and the related income tax effects of these adjustments. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred if the InteCap acquisition had been completed on November 30, 2003, nor are they necessarily indicative of future operating results.

	Twelve Weeks Ended
	February 18, 2005	February 20, 2004
	(In thousands, except per share data)
Revenues	$61,724	$51,582

Net income	$4,619	$3,203

Net income per share:
Basic	$0.46	$0.31

Diluted	$0.43	$0.30

Weighted average number of shares outstanding:
Basic	9,945	10,183

Diluted	10,795	10,734

Year-to-year comparability of the above pro forma results of operations may not be representative because InteCap's results include bonus expense subject to an employment retention contingency. Such bonuses, accordingly, were not matched to the revenues for which the bonuses were earned.

8.     Goodwill and Other Intangible Assets

Goodwill represents the acquisition costs in excess of fair market value of net assets of acquired businesses. In accordance with the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), goodwill and intangible assets with indefinite lives are not subject to amortization, but are monitored annually for impairment, or more frequently if there are indicators of impairment. Any impairment would be measured based upon the fair value of the related asset based on the provisions of SFAS No. 142. Because the Company has one reporting segment, under SFAS No. 142, the Company utilizes the entity-wide approach for assessing goodwill for impairment and compares its market value to its net book value to determine if an impairment exists. There were no impairment losses related to goodwill in fiscal 2004, nor were there any indications of impairment in the twelve weeks ended February 18, 2005. If CRA determines through the impairment review process that goodwill has been impaired, CRA would record the impairment charge in its consolidated statement of income. The net amount of goodwill was $91.5 million as of February 18, 2005, which includes $52.1 million from the InteCap acquisition, $8.3 million from the NECG acquisition, and $4.6 million from the TCA acquisition, all of which occurred in fiscal 2004. These goodwill amounts reflect CRA's preliminary purchase price allocations and are subject to change.

Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives. Other intangible assets consist principally of costs allocated to non-competition agreements, which are amortized on a straight-line basis over the related estimated lives of the agreements (seven to ten years), as well as customer relationships, trade names, and property leases which are amortized on a straight-line basis over their remaining useful lives (two to five years). The weighted average useful life is approximately seven years. The net amount of intangible assets was $2.8 million as of February 18, 2005, which includes $1.5 million from the InteCap acquisition, $0.3 million from the NECG acquisition, and $0.3 million from the TCA acquisition. The intangible asset amounts for the NECG and TCA acquisitions are based upon CRA's estimates and are subject to change.

CRA assesses the impairment of amortizable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors CRA considers important that could trigger an impairment review include the following:

  •
  a significant underperformance relative to expected historical or projected future operating results;

  •
  a significant change in the manner of CRA's use of the acquired asset or the strategy for CRA's overall business;

  •
  a significant negative industry or economic trend; and

  •
  CRA's market capitalization relative to net book value.

As part of this assessment, CRA would review the expected future undiscounted cash flows to be generated by the assets. If CRA determines that the carrying value of intangible assets may not be recoverable, CRA would measure any impairment based on a projected discounted cash flow method using a discount rate determined by CRA to be commensurate with the risk inherent in CRA's current business model.

9.     Private Placement of Convertible Debt

On June 21, 2004, CRA completed a private placement of $75 million of 2.875% convertible senior subordinated debentures due 2034. On July 1, 2004, CRA sold an additional $15 million principal amount of the debentures. Holders of the debentures may convert them, as described below, only under the following circumstances:

  •
  during any fiscal quarter (and only during such fiscal quarter) commencing after September 3, 2004, and before February 16, 2029, if the last reported sale price of CRA's common stock is greater than or equal to 125% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter;

  •
  at any time on or after February 17, 2029, if the last reported sale price of CRA's common stock on any date on or after February 17, 2029, is greater than or equal to 125% of the conversion price;

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

CRA may elect to redeem for cash all or any portion of the debentures on or after June 20, 2011 at a repurchase price equal to 100% of the principal amount of the debentures, plus accrued and unpaid interest. CRA may be required to repurchase all or any portion of the debentures, at the option of each holder, on June 15, 2011, June 15, 2014, June 15, 2019, June 15, 2024, and June 15, 2029 and upon certain specified fundamental changes, at a price equal to 100% of the principal amount of the debentures, plus accrued and unpaid interest. Upon a fundamental change involving a change of control of CRA, CRA may also be required to pay a make-whole premium, which in some cases could be substantial and which may be paid in cash, shares of common stock, or a combination thereof, to the holders of debentures who elect to require CRA to repurchase or convert debentures.

As a result of its election on December 14, 2004, CRA must settle the conversion of the debentures, as follows: (i) $1,000 in cash per $1,000 principal amount of debentures converted; and (ii) in cash or shares of CRA common stock (at CRA's further election, except for cash in lieu of fractional shares), any conversion obligation that exceeds the principal amount of the debentures converted. CRA intends to use available cash and investment balances, cash from operations, amounts available under CRA's bank line of credit, and alternative means of financing to meet this obligation.

CRA used approximately $20.0 million of the net proceeds from this offering to repurchase 622,200 shares of the Company's common stock concurrently with the placement of the debentures, $39.6 million to repay amounts outstanding under CRA's bank line of credit, and $3.3 million to pay debt issuance costs. The debt issuance costs have been capitalized and are amortized as a component of interest expense on a straight-line basis over seven years, through 2011, which is the first year in which

CRA may be required to repurchase all or any portion of the debentures. These debt issuance costs, net of accumulated amortization of $0.3 million, are included in other assets in the consolidated balance sheet as of February 18, 2005.

The Company has classified its convertible debentures as long-term debt in the accompanying consolidated balance sheet as of February 18, 2005. Currently, there is no obligation to redeem the debentures within a twelve-month period following this date, and the debentures cannot be called by the Company until June 20, 2011. In addition: the holders of the debentures cannot exercise an unrestricted option to convert until June 15, 2011; the stock price has not exceeded the $50 per share contingent conversion trigger price for 20 out of 30 consecutive trading days, ending on the last trading day of the preceding quarter; nor have other conversion triggers occurred. Because CRA's stock price did not exceed $50 per share for 20 out of 30 consecutive trading days ending on February 18, 2005, this specific trigger condition may not be utilized by debenture holders to convert their bonds in the second quarter of fiscal 2005.

The contingent interest feature included in the debenture represents an embedded derivative under SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" that must be recorded at fair value as of February 18, 2005. The Company has determined that the fair value of the contingent interest feature is de minimus as of February 18, 2005, based upon economic, market and other conditions in effect as of this date. There are no other embedded derivatives associated with the Company's convertible debentures.

The Company has agreed with the debenture holders to reserve the maximum number of shares of common stock that may be issued upon conversion of the debentures.

10.   Net Income per Share

Basic net income per share represents net income divided by the weighted average shares of common stock outstanding during the period. Diluted net income per share represents net income divided by the weighted average shares of common stock and common stock equivalents outstanding during the period. Weighted average shares used in diluted earnings per share include common stock equivalents arising from stock options using the treasury stock method and shares underlying CRA's debentures under the treasury stock method. Reconciliation of basic to diluted weighted average shares of common stock outstanding is as follows (in thousands):

	Twelve Weeks Ended
	February 18, 2005	February 20, 2004
Basic weighted average shares outstanding	9,945	10,183
Common stock equivalents:
Employee stock options	648	551
Shares underlying the debentures	202	—

Diluted weighted average shares outstanding	10,795	10,734

Under EITF No. 04-08 "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share", which is effective for periods ending after December 15, 2004, and EITF 90-19 "Convertible Bonds with Issuer Option to Settle for Cash upon Conversion", because of CRA's obligation to settle the par value of the convertible debentures in cash, the Company is not required to include any shares underlying the convertible debentures in its diluted weighted average shares outstanding until and to the extent the average stock price per share for the quarter exceeds the $40 conversion price. At such time, only the number of shares that would be issuable (under the "treasury" method of accounting for share dilution) are included, which is based upon the amount by which the average stock price exceeds the conversion price. For the first $1 per share that CRA's average stock price exceeds the $40 conversion price of the debentures, CRA will include approximately 55,000 additional shares in CRA's diluted share count. For the second $1 per share that CRA's average stock price exceeds the $40 conversion price, CRA will include approximately 107,000 additional shares in CRA's diluted share count, and so on, with the additional shares' dilution falling for each $1 per share that CRA's average stock price exceeds $40 if the stock price rises further above $40 (see table, below). Since the average stock price for the first quarter of fiscal 2005 was approximately $44 per share, 202,000 shares underlying the debentures were included in the diluted weighted average shares outstanding under the treasury stock method of accounting, as required by EITF 90-19.

"TREASURY" METHOD OF ACCOUNTING FOR SHARE DILUTION

Conversion Price:	$40
Number of Underlying Shares:	2,250,000
Formula:	Number of extra dilutive shares created = ((Stock Price - Conversion Price)* Underlying Shares)/Stock Price
Condition:	Only applies when share price exceeds $40
Stock Price	Conversion Price	Price Difference	Include in Share Count	Per $1 Share Dilution
$40	$40	$0	0	0
$41	$40	$1	54,878	54,878
$42	$40	$2	107,143	53,571
$45	$40	$5	250,000	50,000
$50	$40	$10	450,000	45,000
$55	$40	$15	613,636	40,909
$60	$40	$20	750,000	37,500
$65	$40	$25	865,385	34,615
$70	$40	$30	964,286	32,143

In November 2004, the Company issued 75,261 restricted shares of its common stock valued at $3.0 million as part of the purchase price for the acquisition of NECG. The Company also issued 24,495 restricted shares of its common stock valued at $1.0 million as part of the purchase price for the acquisition of TCA. The restricted shares issued as part of the purchase price for both acquisitions are fully vested and are held in escrow. The shares will be released annually over the next five years, 20% per year. Accordingly, the restricted stock is included in the basic and diluted weighted average shares outstanding for the twelve weeks ended February 18, 2005.

In April 2004, in connection with the acquisition of InteCap, certain InteCap employees purchased an aggregate of 87,316 shares of restricted common stock in exchange for full recourse, interest-bearing notes, maturing in June, 2007, totaling approximately $2.9 million. The common stock is fully vested, non-forfeitable, and non-saleable for three years. Accordingly, the restricted common stock is included in basic and diluted weighted average shares outstanding for the twelve weeks ended February 18, 2005.

As part of the earnout provisions included in the NECG and TCA acquisition agreements, the Company may settle a portion of its obligations through the issuance of its common stock. Issuance of these shares is contingent based on certain provisions of the acquisition agreements. As none of the necessary conditions underlying the earnout provisions have been met as of February 18, 2005, the shares are excluded from the diluted weighted average shares outstanding for the twelve weeks ended February 18, 2005.

11.   Stock-Based Compensation

CRA has elected to follow Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock-based compensation plans rather than the alternative fair value accounting method provided for under SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" (collectively, SFAS No. 148). Per APB 25, compensation expense is recognized for stock options to the extent the fair value of CRA common stock exceeds the stock option exercise price at the measurement date. CRA has issued stock options with exercise prices at the fair value of CRA's common stock at the date of grant; therefore, no compensation expense has been recorded for the twelve weeks ended February 18, 2005, and February 20, 2004. Beginning with the fourth quarter of fiscal 2005, CRA will be required to record compensation cost for its employee stock options as result of a revision to SFAS No. 123 issued in December 2004, as more fully explained in Note 13.

CRA has elected the disclosure-only alternative under SFAS No. 148, which requires the disclosure of the effect on net income and net income per share as if the Company had accounted for its employee stock options under the fair value recognitions of SFAS No. 148. Had compensation cost for employee stock options granted under the Company's employee stock option plan been determined based on fair value at the grant date consistent with SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated in the table below (in thousands, except for net income per share information):

	Twelve Weeks Ended
	February 18, 2005	February 20, 2004
Net income, as reported	$4,619	$2,573
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(863)	(330)

Net income, pro forma	$3,756	$2,243

Basic net income per share, as reported	$0.46	$0.25

Basic net income per share, pro forma	$0.38	$0.22

Diluted net income per share, as reported	$0.43	$0.24

Diluted net income per share, pro forma	$0.35	$0.21

The fair market value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting or trading restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of fair value of its employee stock options.

For purposes of this disclosure under SFAS No. 148, the estimated fair value of the options are expensed using the straight-line method pursuant to FIN No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans". The effect on pro forma net income and net income per share is not necessarily representative of the effects on reported results for future years.

In anticipation of Statement 123(R), as more fully explained in Note 13, the Company granted 486,000 options on May 10, 2004, that vest over 18 months. The impact of these option grants on CRA's net income and net income per share are included in the pro forma disclosure above for the twelve weeks ended February 18, 2005.

12.   Comprehensive Income

Comprehensive income represents net income reported in the accompanying consolidated statements of income adjusted for changes in CRA's foreign currency translation account. A reconciliation of comprehensive income is as follows (in thousands):

	Twelve Weeks Ended
	February 18, 2005	February 20, 2004
Net income	$4,619	$2,573
Change in foreign currency translation	—	567

Comprehensive income	$4,619	$3,140

13.   Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) "Share-Based Payment" (Statement 123(R)). Statement 123(R) replaces SFAS No. 123 "Accounting for Stock-Based Compensation", supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees", and amends SFAS No. 95 "Statement of Cash Flows". Statement No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. As permitted by SFAS No. 123, CRA currently accounts for such share-based payments to employees by using Opinion 25's intrinsic value method, and, as such, recognizes no compensation cost for employee stock options granted under the Company's employee stock option plan. In addition, SFAS No. 123 allowed pro forma disclosure as an alternative to financial statement recognition. Statement 123(R), however, requires entities to recognize compensation expense for all share-based payments to employees, including grants of employee stock options, based on the grant-date fair value of those share-based payments (with limited exceptions). Statement 123(R) is effective for public companies as of the beginning of the first interim or annual period that begins after June 15, 2005. CRA is required to adopt Statement 123(R) in the fourth quarter of fiscal 2005. Adoption of Statement 123(R) will reduce reported income and net income per share because CRA currently recognizes no compensation cost as permitted by APB Opinion No. 25. CRA estimates that the impact on net income per share from adoption of Statement 123(R) in the fourth quarter of fiscal 2005 will be approximately four cents per share. This estimate is based upon currently available information and results may differ when Statement 123(R) is adopted. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may reduce net operating cash flows and increase net financing cash flows in periods after adoption. While CRA cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $1.9 million and $3.4 million for fiscal 2004 and fiscal 2003, respectively.

14.   Supplemental Consolidated Balance Sheet Information

Prepaid Expenses

Prepaid expenses consist of the following:

	February 18, 2005	November 27, 2004
	(In thousands)
Income tax and other receivables	$1,425	$5,216
Prepaid insurance	1,055	797
Other	910	1,078

	$3,390	$7,091

Accrued Expenses

Accrued expenses consist of the following:

	February 18, 2005	November 27, 2004
	(In thousands)
Compensation and related expenses	$44,241	$40,351
Taxes payable	666	327
Accrued interest	542	1,191
Other	3,904	4,293

	$49,353	$46,162

15.   Subsequent Event

On March 15, 2005, Pegasus Technologies, Inc. filed a complaint against our subsidiary NeuCo, Inc. in the United States District Court for the Northern District of Ohio alleging patent infringement. The complaint seeks, among other remedies, preliminary and permanent injunctions, and damages. We have been informed by NeuCo's counsel that NeuCo intends to contest the complaint vigorously.

In March 2005, we amended our revolving line of credit to extend the maturity date from January 14, 2006 to April 30, 2007. In addition, we amended the definition of "current liabilities" included in the working capital covenant of the credit agreement to exclude any convertible subordinated debt for which we have not been notified of the intention to convert.

On March 29, 2005, CRA's Board of Directors authorized CRA to file a registration statement with the Securities and Exchange Commission for a proposed "shelf" offering of up to approximately 2,700,000 shares of CRA common stock. CRA's Board authorized CRA to offer up to 1,000,000 shares of common stock and selling stockholders to offer up to approximately 1,700,000 shares. CRA expects to file a registration statement for the planned shelf offering with the Securities and Exchange Commission in April 2005.

A registration statement relating to these securities has not yet been filed with the Securities and Exchange Commission. These securities will be offered only by means of the prospectus included as part of the registration statement and may not be sold, nor may offers to buy be accepted, prior to the time the registration statement becomes effective. The description of the planned offering in this quarterly report shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of these securities in any state in which such offer, solicitation, or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates in these consolidated financial statements include, but are not limited to, allowance for doubtful accounts, valuation allowances on deferred tax assets, depreciation of property and equipment, valuation of acquired intangible assets, accrued and deferred income taxes, and other accrued expenses. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if our assumptions based on past experience or our other assumptions do not turn out to be substantially accurate.

A summary of the accounting policies that we believe are most critical to understanding and evaluating our financial results is set forth below. This summary should be read in conjunction with our condensed consolidated financial statements and the related notes included in Item 1 of this quarterly report, as well as in our most recently filed annual report on Form 10-K.

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

We recognize substantially all of our revenues under written service contracts with our clients where the fee is fixed or determinable, as the services are provided, and only in those situations where collection from the client is reasonably assured. The majority of our revenue is derived from time-and-materials service contracts. Revenues from time-and-materials service contracts are recognized as services are provided based upon hours worked and contractually agreed-upon hourly rates, as well as a computer services fee based upon hours worked. Revenues from fixed-price engagements are recognized on a proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. Project costs are based on the direct salary and associated fringe benefits of the consultants on the engagement plus all direct expenses incurred to complete the engagement that are not reimbursed by the client. The proportional performance method is used since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and terms set forth in the contract, and are indicative of the level of benefit provided to our clients. Our fixed-price contracts generally include a termination provision that reduces the agreement to a time-and-materials contract in the event of termination of the contract. There are no costs that are deferred and amortized over the contract term. Our management maintains contact with project managers to discuss the status of the projects and, for fixed-price engagements, management is updated on the budgeted costs and resources required to complete the project. These budgets are then used to calculate revenue recognition and to estimate the anticipated income or loss on the project. In the past, we have occasionally been required to commit unanticipated additional resources to complete projects, which have resulted in lower than anticipated income or losses on those contracts. We may experience similar situations in the future. Provisions for estimated losses on contracts are made during the period in which such losses become probable and can be reasonably estimated. To date, such losses have not been significant.

Revenues also include reimbursements, or expenses billed to clients, including travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. These reimbursable expenses included in revenues are as follows (in thousands):

	Twelve Weeks Ended
	February 18, 2005	February 20, 2004
Reimbursable expenses billed to clients	$6,466	$5,049

Our normal payment terms are 30 days from the invoice date. For the twelve weeks ended February 18, 2005, and February 20, 2004, our average days sales outstanding (DSOs) were 103 days and 108 days, respectively. We calculate DSOs by dividing the sum of our accounts receivable and unbilled services balance, net of deferred revenue, at the end of the quarter by daily revenues. Daily revenues are calculated by dividing quarter revenues by the number of days in a quarter. Our project managers and finance personnel monitor payments from our clients and assess any collection issues. We maintain allowances for doubtful accounts for estimated losses resulting from clients' failure to make required payments. We base our estimates on our historical collection experience, current trends, and credit policy. In determining these estimates, we examine historical write-offs of our receivables and review client accounts to identify any specific customer collection issues. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Our failure to estimate accurately the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition, and results of operations. As of February 18, 2005, and November 27, 2004, $3.4 million was provided for doubtful accounts.

Goodwill and Other Intangible Assets.    Goodwill represents the acquisition costs in excess of fair market value of net assets of acquired businesses. In accordance with the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), goodwill and intangible assets with indefinite lives are not subject to amortization, but are monitored annually for impairment, or more frequently if there are indicators of impairment. Any impairment would be measured based upon the fair value of the related asset based on the provisions of SFAS No. 142. Because the Company has one reporting segment, under SFAS No. 142, the Company utilizes the entity-wide approach for assessing goodwill for impairment and compares its market value to its net book value to determine if an impairment exists. There were no impairment losses related to goodwill in fiscal 2004, nor were there any indications of impairment in the twelve weeks ended February 18, 2005. If we determine through the impairment review process that goodwill has been impaired, we would record the impairment charge in our consolidated statement of income. The net amount of goodwill was $91.5 million as of February 18, 2005, which includes $52.1 million from the InteCap acquisition, $8.3 million from the NECG acquisition, and $4.6 million from the TCA acquisition, all of which occurred in fiscal 2004. The allocation for the InteCap acquisition is based upon management's estimates, the valuation and appraisal of the intangible assets, and an analysis of the net deferred tax assets acquired. The preliminary allocations for the NECG and TCA acquisitions are based upon management's estimates of respective fair values, and will be finalized as we receive other information relevant to these acquisitions.

Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives. Other intangible assets consist principally of costs allocated to non-competition agreements, which are amortized on a straight-line basis over the related estimated lives of the agreements (seven to ten years), as well as customer relationships, trade names, and property leases which are amortized on a straight-line basis over their remaining useful lives (two to five years). The weighted average useful life is approximately seven years. The net amount of intangible assets was $2.8 million as of February 18, 2005, which includes $1.5 million from the InteCap acquisition, $0.3 million from the NECG acquisition, and $0.3 million from the TCA acquisition. The intangible asset amounts for the NECG and TCA acquisitions are based upon management's estimates and are subject to change.

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

Accounting for Income Taxes.    We record income taxes using the liability method. Deferred income tax assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. Our financial statements contain certain deferred tax assets and liabilities that result from temporary differences between book and tax accounting, as well as net operating loss carryforwards. SFAS No. 109, "Accounting for Income Taxes," requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The decision to record a valuation allowance requires varying degrees of judgment based upon the nature of the item giving rise to the deferred tax asset. As a result of operating losses incurred in certain of our foreign subsidiaries, and uncertainty as to the extent and timing of profitability in future periods, we recorded valuation allowances in certain of these foreign subsidiaries based on the facts and circumstances affecting each subsidiary. Had we not recorded these allowances, we would have reported a lower effective tax rate than that recognized in our statements of income in fiscal 2005 and 2004.

If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination was made, unless such adjustment related to purchased assets which may result in an adjustment to goodwill instead of an increase in net income. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is at least reasonably possible that changes in these estimates in the near term could materially affect our financial condition and results of operations. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state, or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction, and as a result of acquisitions.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several different tax jurisdictions. We are periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, we record estimated reserves for probable exposures. Based on our evaluation of current tax positions, we believe that we have appropriately accrued for probable exposures.

Results of Operations—Twelve weeks Ended February 18, 2005, Compared to Twelve weeks Ended February 20, 2004

Revenues.    Revenues increased $23.2 million, or 60.3%, to $61.7 million for the first quarter of fiscal 2005 from $38.5 million for the first quarter of fiscal 2004. Our litigation practices grew by approximately 80% from the first quarter of 2004, which was largely driven by the effects of the acquisition of InteCap and a greater demand for our services primarily in our competition and finance practice areas. We experienced strong revenue growth in our intellectual property practice area due primarily to the addition of InteCap during fiscal 2004. As a result, intellectual property now represents a major practice area for us. The revenue growth in our competition practice is due to a significant increase of activity in the mergers and acquisitions market, and continued strength in litigation-related consulting. The growth in our finance practice is due primarily to increased demand for our services in general securities litigation and other financial-based litigation. We also experienced strong revenue growth in our energy and environment practice, due primarily to several large and complex bankruptcy-related cases for energy companies, and other regulatory disputes. The TCA acquisition also contributed to the growth in the energy and environment practice area. The net increase in demand for our services is reflected in increased utilization and an increase in our average employee consultant headcount. Further contributing to our revenue growth were increased billing rates for our employee consultants, phased in beginning in early December 2004. The total number of employee consultants increased to 562 at the end of the first quarter of fiscal 2005, which includes 178 from the InteCap, NECG, and TCA acquisitions in fiscal 2004, from 350 at the end of the first quarter of fiscal 2004. The remaining increase in headcount from the first quarter of fiscal 2004 is due to organic growth and demand-sensitive hiring. Utilization was 80% for the first quarter of fiscal 2005 as compared with 74% for the first quarter of fiscal 2004. Revenues derived from fixed-price engagements decreased to 5.7% of total revenues for the first quarter of fiscal 2005 from 9.3% for the first quarter of fiscal 2004. The decrease in fixed-price projects is due primarily to the downturn in our chemicals and petroleum practice, which traditionally enters into fixed-price contracts and, to a lesser extent, on a percentage basis, the addition of InteCap, which enters into relatively few fixed-price engagements. This downturn in our chemicals and petroleum practice was driven principally by a reduction in our middle-East business because of continued security concerns in the region.

Costs of Services.    Costs of services increased $15.0 million, or 68.1%, to $36.9 million for the first quarter of fiscal 2005 from $22.0 million for the first quarter of fiscal 2004. The increase was due mainly to an increase in compensation expense for our employee consultants of $13.5 million, attributable primarily to an increase in the average number of employee consultants. Our average number of employee consultants increased due to the acquisitions of InteCap, NECG, and TCA during fiscal 2004, as well as an approximate 9% growth in organic headcount. Reimbursable expenses increased $1.4 million, or 28.1%, to $6.5 million from $5.1 million. As a percentage of revenues, costs of services increased to 59.8% for the first quarter of fiscal 2005 from 57.0% for the first quarter of fiscal 2004. The increase as a percentage of revenues was due primarily to the addition of InteCap, which gives us a higher proportion of revenue sourced internally, the cost of which is included in cost of services.

Selling, General, and Administrative.    Selling, general, and administrative expenses increased by $4.2 million, or 35.9%, to $15.8 million for the first quarter of fiscal 2005 from $11.6 million for the first quarter of fiscal 2004. The primary contributors to this increase were an increase in overall compensation to our administrative staff of $1.6 million, an increase in rent expense of $1.1 million, an increase in legal, accounting, and other professional fees of $0.8 million, an increase in depreciation and amortization expense of $0.7 million, an increase in travel expenses of $0.6 million, and an increase in other selling, general and administrative expenses of $0.1 million. These increases were partially offset by a decrease in commission payments to non-employee experts of $0.7 million. The overall increase in selling, general and administrative expenses from the first quarter of fiscal 2004 is due largely to the InteCap, NECG, and TCA acquisitions. As a percentage of revenues, selling, general, and administrative expenses decreased to 25.6% for the first quarter of fiscal 2005 from 30.2% for the first quarter of fiscal 2004. This decrease was due primarily to decreases in commission payments to non-employee experts, as well as the addition of InteCap, which gives us a higher proportion of revenue sourced internally. In addition, revenue increased at a greater rate than the increases in other selling, general, and administrative expenses, including rent and other costs that are principally fixed in nature.

Interest Income.    Interest income increased by $98,000 to $278,000 for the first quarter of fiscal 2005 from $180,000 for the first quarter of fiscal 2004. This increase was due primarily to higher cash and investment balances in fiscal 2005. Our weighted average imputed interest rate for the first quarter of fiscal 2005 on our average cash and cash equivalent balances was approximately 1.8% annualized compared with approximately 1.2% annualized for the first quarter of fiscal 2004.

Interest Expense.    Interest expense increased by $720,000 to $763,000 for the first quarter of fiscal 2005 from $43,000 for the first quarter of fiscal 2004. This increase was due primarily to interest expense incurred during the first quarter of fiscal 2005 on the 2.875%, $90 million convertible debt, and the amortization of debt issuance costs.

Other Expense.    Other expense decreased by $283,000 to $55,000 for the first quarter of fiscal 2005 from $338,000 for the first quarter of fiscal 2004. Other expense consists primarily of foreign currency exchange transaction losses. The decrease is primarily due to our hedging movements in exchange rates between the value of the dollar and foreign currencies.

Provision for Income Taxes.    The provision for income taxes increased by $2.0 million, to $4.0 million for the first quarter of fiscal 2005 from $2.0 million for the first quarter of fiscal 2004. Our effective income tax rate increased to 47.0% for the first quarter of fiscal 2005 from 43.0% for the first quarter of fiscal 2004. The higher effective tax rate during the first quarter of fiscal 2005 is due primarily to a valuation allowance recorded against deferred tax assets of our New Zealand subsidiary because of a change in the estimated losses in that tax jurisdiction in the current fiscal year. We expect our effective income tax rate for fiscal 2005 to be in the range of 44.0% to 45.0%.

Minority Interest.    Allocations of the minority share of NeuCo's net income result in deductions to our net income, while allocations of the minority share of NeuCo's net loss results in additions to our net income. Minority interest in the results of operations of NeuCo allocable to its other owners was a net loss of $138,000 for the first quarter of fiscal 2005 compared with net income of $107,000 for the first quarter of fiscal 2004.

Net Income.    Net income increased by $2.0 million, or 79.5%, to $4.6 million for the first quarter of fiscal 2005 from $2.6 million for the first quarter of fiscal 2004. Diluted net income per share increased 79.2% to $0.43 per share for the first quarter of fiscal 2005 from $0.24 per share for the first quarter of fiscal 2004. Diluted weighted average shares outstanding increased approximately 61,000 shares to approximately 10,795,000 shares for the quarter ended February 18, 2005 from approximately 10,734,000 shares for the quarter ended February 20, 2004. As a result, net income and diluted net income per share increased at a similar rate.

Liquidity and Capital Resources

General.    In the twelve weeks ended February 18, 2005, we had a net increase in cash and cash equivalents of $6.2 million. We completed the quarter with cash and cash equivalents of $71.8 million, short-term investments of $1.9 million, and working capital of $106.3 million.

We believe that current cash balances, cash generated from operations, and amounts available under our bank line of credit will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

Sources of Cash in the twelve weeks ended February 18, 2005.    During the first twelve weeks of fiscal 2005, we generated cash, primarily from the following sources: $6.6 million in cash provided by our operating activities, and $1.0 million in proceeds from the exercise of stock options. Cash provided by operating activities resulted primarily from net income of $4.6 million, which reflected depreciation and amortization expense of $1.5 million, a decrease in accounts receivable of $4.0 million, and a decrease in prepaid expenses and other assets of $3.5 million, partially offset by an increase in unbilled services of $7.2 million.

Private Placement of Convertible Debt.    On June 21, 2004, we completed a private placement of $75 million of 2.875% convertible senior subordinated debentures due 2034. On July 1, 2004, we sold an additional $15 million in principal amount of the debentures. Holders of the debentures may convert them, only under certain circumstances, including certain stock price-related conversion contingencies.

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

We may elect to redeem all or any portion of the debentures on or after June 20, 2011, at a repurchase price equal to 100% of the principal amount of the debentures, plus accrued and unpaid interest. We may be required to repurchase all or any portion of the debentures, at the option of each holder, on June 15, 2011, June 15, 2014, June 15, 2019, June 15, 2024 and June 15, 2029, and upon certain specified fundamental changes, at a price equal to 100% of the principal amount of the debentures, plus accrued and unpaid interest. Upon a fundamental change involving a change of control of CRA, we may also be required to pay a make-whole premium which in some cases could be substantial and which may be paid in cash, shares of common stock, or a combination thereof, to the holders of debentures who elect to require us to repurchase or convert debentures.

As a result of our election on December 14, 2004, we must settle the conversion of the debentures, as follows: (i) $1,000 in cash per $1,000 principal amount of debentures converted; and (ii) in cash or shares of our common stock (at our further election, except for cash in lieu of fractional shares), any conversion obligation that exceeds the principal amount of the debentures converted. We intend to use available cash and investment balances, cash from operations, amounts available under our bank line of credit, and alternative means of financing to meet this obligation.

We have classified our convertible debentures as long-term debt in our consolidated balance sheet as of February 18, 2005. Currently, there is no obligation to repay the debentures within a twelve month period following this date, and we cannot redeem the debentures until June 20, 2011. In addition: the holders of the debentures cannot exercise an unrestricted option to convert until June 15, 2011; the stock price had not exceeded the $50 per share contingent conversion trigger price for 20 out of 30 consecutive trading days, ending on the last trading day of the preceding quarter; nor have other conversion triggers occurred. Because our stock price did not exceed $50 per share for 20 out of 30 consecutive trading days ending on February 18, 2005, this specific trigger condition may not be utilized by debenture holders to convert their bonds in the second quarter of fiscal 2005.

Borrowings under the Revolving Line of Credit.    On January 14, 2004, we entered into a senior loan agreement with Citizens Bank of Massachusetts for a two-year, $40.0 million revolving line of credit. Subject to the terms of the agreement, we may use borrowings under this line of credit for acquisition financing, working capital, general corporate purposes, letters of credit, and foreign exchanges contracts. The available line of credit is reduced, as necessary, to account for certain letters of credit outstanding. In March 2005, we extended the maturity date on the line of credit from January 14, 2006 to April 30, 2007. In April 2004, we borrowed $39.6 million under our line of credit to finance the acquisition of InteCap. This amount was repaid in June 2004. Other than for letters of credit outstanding, there were no amounts outstanding under this line of credit as of February 18, 2005, and the line of credit then available was $39.3 million.

Borrowings under our credit facility bear interest, at our option, either at LIBOR plus an applicable margin or at the prime rate. Applicable margins range from 0.75% to 1.50%, depending on the ratio of our consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the preceding four fiscal quarters, subject to various adjustments stated in the senior loan agreement. These margins are adjusted both quarterly and each time we borrow under the credit facility. Interest is payable monthly. A commitment fee of 0.18% is payable on the unused portion of the credit facility. Borrowings under the credit facility are secured by 100% of the stock of our U.S. subsidiary CRA Security Corporation and by 65% of the stock of our foreign subsidiaries, amounting to net assets of approximately $33 million as of February 18, 2005.

Debt Restrictions.    Under our senior credit agreement, we must comply with various financial and non-financial covenants. The financial covenants require us to maintain a minimum consolidated working capital of $25.0 million and require us to comply with a consolidated total debt to EBITDA ratio of not more than 3.5 to 1.0 and a consolidated senior debt to EBITDA ratio of not more than 2.0 to 1.0. Compliance with these financial covenants is tested on a fiscal quarterly basis, commencing with the first quarter of fiscal 2004. In March 2005, we amended the definition of "current liabilities" included in the working capital covenant of the senior credit agreement to exclude any convertible subordinated debt for which we have not been notified of the intention to convert. The non-financial covenants of the senior credit agreement prohibit us from paying dividends and place restrictions on our ability to incur additional indebtedness, repurchase our securities, engage in acquisitions or dispositions, and enter into business combinations. Any indebtedness outstanding under the senior credit facility may become immediately due and payable upon the occurrence of stated events of default, including our failure to pay principal, interest or fees or a violation of any financial covenant.

As of February 18, 2005, we were in compliance with our covenants under the senior credit agreement.

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

In connection with our acquisition of InteCap, certain InteCap employees purchased an aggregate of 87,316 shares of common stock in exchange for full recourse, interest-bearing notes, maturing in June, 2007, totaling approximately $2.9 million. These notes are recorded as a reduction of stockholder's equity as of February 18, 2005.

On March 29, 2005, our Board of Directors authorized us to file a registration statement with the Securities and Exchange Commission for a proposed "shelf" offering of up to approximately 2,700,000 shares of our common stock. Our Board authorized us to offer up to 1,000,000 shares of common stock and selling stockholders to offer up to approximately 1,700,000 shares. We expect to file a registration statement for the planned shelf offering with the Securities and Exchange Commission in April 2005.

A registration statement relating to these securities has not yet been filed with the Securities and Exchange Commission. These securities will be offered only by means of the prospectus included as part of the registration statement and may not be sold, nor may offers to buy be accepted, prior to the time the registration statement becomes effective. The description of the planned offering in this quarterly report shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of these securities in any state in which such offer, solicitation, or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

Uses of Cash in the twelve weeks ended February 18, 2005.    During the first twelve weeks of fiscal 2005, we used cash primarily for capital expenditures, which amounted to $1.6 million.

During the second quarter of fiscal 2005, we anticipate we will pay approximately $20 million in bonuses to employee consultants earned in fiscal 2004.

Contingencies.    In connection with certain acquisitions completed in fiscal 2004, we agreed to pay additional consideration, in cash and our stock, contingent on the achievement of certain performance targets by the respective acquired businesses. We believe that we will have sufficient funds to satisfy any obligations related to the contingent consideration. We expect to fund these contingent cash payments, if any, from existing cash resources and cash generated from operations.

Impact of Inflation.    To date, inflation has not had a material impact on our financial results. There can be no assurance, however, that inflation will not adversely affect our financial results in the future.

Factors Affecting Future Performance

Set forth below and elsewhere in this quarterly report and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this quarterly report. The following risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may impair our operations. The occurrence of any of the following risks could harm our business, financial condition or results of operations. In that case, the market price of our common stock could decline, and you may lose all or part of your investment.

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

Our failure to manage growth successfully could adversely affect our revenues and results of operations

Any failure on our part to manage growth successfully could adversely affect our revenues and results of operations. Over the last several years, we have continued to open offices in new geographic areas, including foreign locations, and to expand our employee base as a result of internal growth and acquisitions, including our recent acquisitions of NECG, TCA and InteCap. We expect that this trend will continue over the long term. Opening and managing new offices often requires extensive management supervision and increases our overall selling, general, and administrative expenses. Expansion creates new and increased management, consulting, and training responsibilities for our employee consultants. Expansion also increases the demands on our internal systems, procedures, and controls, and on our managerial, administrative, financial, marketing, and other resources. We depend heavily upon the managerial, operational, and administrative skills of our officers, particularly James C. Burrows, our President and Chief Executive Officer, to manage our expansion. New responsibilities and demands may adversely affect the overall quality of our work.

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

We depend on our antitrust and mergers and acquisitions consulting business

We derive a substantial portion of our revenues from engagements in our antitrust and mergers and acquisitions practice areas. Any substantial reduction in the number or size of our engagements in these practice areas could adversely affect our revenues and results of operations. We derived significant revenues from engagements relating to enforcement of United States antitrust laws. Changes in federal antitrust laws, changes in judicial interpretations of these laws, or less vigorous enforcement of these laws as a result of changes in political appointments or priorities or for other reasons could substantially reduce our revenues from engagements in this area. In addition, adverse changes in general economic conditions, particularly conditions influencing the merger and acquisition activity of larger companies, could adversely affect engagements in which we assist clients in proceedings before the U.S. Department of Justice and the U.S. Federal Trade Commission. An economic slowdown may continue to have an adverse effect on mergers and acquisitions activity, which would reduce the number and scope of our engagements in this practice area. Any such downturn would adversely affect our revenues and results of operations.

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

As of February 18, 2005, we had non-competition agreements with 37 of our non-employee experts. The limitation or termination of any of their relationships with us, or competition from any of them after these agreements expire, could harm our reputation, reduce our business opportunities and adversely affect our revenues and results of operations.

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

Our debt obligations may adversely impact our financial performance

In June and July of 2004, we issued a total of $90.0 million of 2.875% convertible senior subordinated debentures due 2034. We have previously operated with little or no debt, and our previous payments of interest have not been material. The interest we will be required to pay on these debentures will reduce our net income each year until the debentures are no longer outstanding. The terms of the debentures also include provisions that could accelerate our obligation to repay all amounts outstanding under the debentures if certain events happen, such as our failure to pay interest in a timely manner, failure to pay principal upon redemption or repurchase, failure to deliver cash, shares of common stock, or other property upon conversion and other specified events of default. In addition, on June 15, 2011, June 15, 2014, June 15, 2019, June 15, 2024 and June 15, 2029, or following specified fundamental changes holders of debentures may require us to repurchase their debentures for cash. For example, holders of the debentures may convert them if our stock price exceeds $50 per share for at least 20 out of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. If any of these events were to happen, we do not presently have the financial resources to satisfy these obligations if they became due, and we would have to seek to refinance these obligations. The degree to which we are leveraged could adversely affect our ability to obtain further financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. The terms of any such refinancing could be significantly less favorable to us and could have a material adverse effect on our results of operations.

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

Potential conflicts of interests may preclude us from accepting some engagements

We provide our services primarily in connection with significant or complex transactions, disputes, or other matters that are usually adversarial or that involve sensitive client information. Our engagement by a client may preclude us from accepting engagements with the client's competitors or adversaries because of conflicts between their business interests or positions on disputed issues or other reasons. Accordingly, the nature of our business limits the number of both potential clients and potential engagements. Our recent acquisitions of NECG, TCA, and InteCap have significantly expanded our client base, which may increase the frequency with which we encounter conflicts of interest. Moreover, in many industries in which we provide consulting services, such as in the telecommunications industry, there has been a continuing trend toward business consolidations and strategic alliances. These consolidations and alliances reduce the number of potential clients for our services and increase the chances that we will be unable to continue some of our ongoing engagements or accept new engagements as a result of conflicts of interests.

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

Intense competition from other economic and business consulting firms could hurt our business

The market for economic and business consulting services is intensely competitive, highly fragmented, and subject to rapid change. We may be unable to compete successfully with our existing competitors or with any new competitors. In general, there are few barriers to entry into our markets, and we expect to face additional competition from new entrants into the economic and business consulting industries. In the legal and regulatory consulting market, we compete primarily with other economic and financial consulting firms and individual academics. In the business consulting market, we compete primarily with other business and management consulting firms, specialized or industry-specific consulting firms, the consulting practices of large accounting firms, and the internal professional resources of existing and potential clients. Many of our competitors have national or international reputations as well as significantly greater personnel, financial, managerial, technical, and marketing resources than we do, which could enhance their ability to respond more quickly to technological changes, finance acquisitions, and to fund internal growth. Some of our competitors also have a significantly broader geographic presence than we do.

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

Our reported earnings per share may be more volatile because of the accounting standards, rules, and regulations as they relate to our convertible senior subordinated debentures

Holders of our 2.875% convertible senior subordinated debentures due 2034 may convert the debentures only under certain circumstances, including certain stock price-related conversion contingencies. Under accounting regulations effective for periods through December 15, 2004, until the contingent conversion condition was met, any shares underlying our debentures were not included in the calculation of diluted earnings per share. Under current accounting regulations, effective for periods ending after December 15, 2004, contingently convertible securities should be included in diluted earnings per share computations regardless of whether a stock price-related conversion contingency has been met. Under a proposed amendment to SFAS No. 128, in order to remain under the treasury stock method of accounting, issuers of debentures such as ours must commit, contractually and irrevocably, to settle the par value of the debentures in cash. On December 14, 2004, we elected, contractually and irrevocably, to settle the par value of our debentures with cash. As a result of our election, we must settle the conversion of the debentures, as follows: (i) $1,000 in cash per $1,000 principal amount of debentures converted; and (ii) in cash or shares of our common stock (at our further election, except for cash in lieu of fractional shares), any conversion obligation that exceeds the principal amount of the debentures converted.

We will continue to account for the debentures under the treasury stock method of accounting. The treasury stock method of accounting allows us to report dilution only when and to the extent that our average stock price per share for the reporting period exceeds the $40 conversion price. For the first $1 per share that our average stock price exceeds the $40 conversion price of the debentures, we will include approximately 55,000 additional shares in our diluted share count. For the second $1 per share that our average stock price exceeds the $40 conversion price, we will include approximately 107,000 additional shares in our diluted share count, and so on, with the additional shares' dilution falling for each $1 per share that our average stock price exceeds $40 if the stock price rises further above $40 (see table, below).

"TREASURY" METHOD OF ACCOUNTING FOR SHARE DILUTION

Conversion Price:	$40
Number of Underlying Shares:	2,250,000
Formula:	Number of extra dilutive shares created = ((Stock Price - Conversion Price)* Underlying Shares)/Stock Price
Condition:	Only applies when share price exceeds $40
Stock Price	Conversion Price	Price Difference	Include in Share Count	Per $1 Share Dilution
$40	$40	$0	0	0
$41	$40	$1	54,878	54,878
$42	$40	$2	107,143	53,571
$45	$40	$5	250,000	50,000
$50	$40	$10	450,000	45,000
$55	$40	$15	613,636	40,909
$60	$40	$20	750,000	37,500
$65	$40	$25	865,385	34,615
$70	$40	$30	964,286	32,143

Accordingly, volatility in our stock price could cause volatility in our reported diluting earnings per share.

We may not be able to deduct interest on our convertible senior subordinated debentures

Due to the potential application of certain U.S. federal income tax laws, we may be unable to deduct all or a portion of the paid or accrued interest with respect to our convertible senior subordinated debentures in any given year in which the debentures remain outstanding. The extent, if any, to which these restrictions would apply will not be fully determinable until we file our corporate income tax returns for CRA and its subsidiaries for the current taxable year or possibly subsequent taxable years and are based on a number of factors, some of which are not within our control. While we currently believe that none of these restrictions will apply to reduce the full amount of our deductions, we cannot assure you that this will be the case for future fiscal years. If we were unable to deduct all or any portion of the paid or accrued interest with respect to the debentures, our effective tax rate would increase and our cash flow and after-tax operating results could be adversely affected.

The market price of our common stock may be volatile

The market price of our common stock has been volatile. Over the period from February 20, 2004 to February 18, 2005, the trading price of our common stock ranged from $27.37 to $48.48. Many factors may cause the market price of our common stock to fluctuate significantly, including the following:

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

Our charter and by-laws and Massachusetts law may deter takeovers

Our amended and restated articles of organization and amended and restated by-laws and Massachusetts law contain provisions that could have anti-takeover effects and that could discourage, delay, or prevent a change in control or an acquisition that our stockholders and debenture holders may find attractive. These provisions may also discourage proxy contests and make it more difficult for our stockholders to take some corporate actions, including the election of directors. These provisions could limit the price that investors might be willing to pay for shares of our common stock.

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

As of February 18, 2005, we were exposed to market risks, which include primarily changes in U.S. interest rates and foreign currency exchange rates.

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

Evaluation of Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, we have determined that, during the first quarter of fiscal 2005, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to affect, materially our internal control over financial reporting.

Important Considerations

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness of future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

On March 15, 2005, Pegasus Technologies, Inc. filed a complaint against our subsidiary NeuCo, Inc. in the United States District Court for the Northern District of Ohio alleging patent infringement. The complaint seeks, among other remedies, preliminary and permanent injunctions, and damages. We have been informed by NeuCo's counsel that NeuCo intends to contest the complaint vigorously.

ITEM 6. Exhibits

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

CHARLES RIVER ASSOCIATES INCORPORATED
Date: March 30, 2005	By:	/s/ JAMES C. BURROWS James C. Burrows President, Chief Executive Officer
Date: March 30, 2005	By:	/s/ J. PHILLIP COOPER J. Phillip Cooper Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Item No.	Description
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1	Section 1350 certification