Form 10-Q
period 2005-05-13
CRA INTERNATIONAL, INC.
filed 2005-06-21
CIK 1053706

Use these links to rapidly review the document
TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 13, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-24049

CRA International, Inc.
(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-2372210 (I.R.S. Employer Identification No.)
200 Clarendon Street, T-33, Boston, MA (Address of principal executive offices)	02116-5092 (Zip Code)
617-425-3000 (Registrant's telephone number, including area code)
Charles River Associates Incorporated (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

        As of June 20, 2005, CRA had outstanding 10,241,097 shares of common stock.

CRA International, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

CRA International, Inc.

Condensed Consolidated Statements of Income (unaudited)

(In thousands, except per share data)

	Twelve Weeks Ended		Twenty-four Weeks Ended
	May 13, 2005	May 14, 2004	May 13, 2005	May 14, 2004
Revenues	$67,435	$45,694	$129,159	$84,195
Costs of services	40,120	26,585	77,032	48,545

Gross profit	27,315	19,109	52,127	35,650
Selling, general and administrative expenses	16,901	12,332	32,718	23,971

Income from operations	10,414	6,777	19,409	11,679
Interest income	334	202	612	383
Interest expense	(772)	(84)	(1,535)	(127)
Other income (expense)	(158)	330	(213)	(9)

Income before provision for income taxes and minority interest	9,818	7,225	18,273	11,926
Provision for income taxes	(4,320)	(3,107)	(8,294)	(5,128)

Income before minority interest	5,498	4,118	9,979	6,798
Minority interest	(9)	(90)	129	(197)

Net income	$5,489	$4,028	$10,108	$6,601

Net income per share:
Basic	$0.55	$0.40	$1.01	$0.65

Diluted	$0.49	$0.38	$0.92	$0.62

Weighted average number of shares outstanding:
Basic	10,035	10,180	9,990	10,181

Diluted	11,236	10,679	11,017	10,706

See accompanying notes.

CRA International, Inc.

Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except share data)

	May 13, 2005	November 27, 2004
Assets
Current assets:
Cash and cash equivalents	$50,389	$65,611
Short-term investments	1,300	2,200
Accounts receivable, net of allowances for doubtful accounts of $4,828 in 2005 and $3,435 in 2004	61,501	51,951
Unbilled services	30,972	23,580
Prepaid expenses and other assets	2,717	7,091
Deferred income taxes	12,781	12,389

Total current assets	159,660	162,822
Property and equipment, net	22,235	18,528
Goodwill	105,545	91,480
Intangible assets, net of accumulated amortization of $2,216 in 2005 and $1,784 in 2004	3,367	3,029
Deferred income taxes, net of current portion	8,036	8,036
Other assets	4,757	4,916

Total assets	$303,600	$288,811

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$11,138	$11,609
Accrued expenses	45,048	46,162
Deferred revenue and other liabilities	3,232	2,650
Current portion of notes payable to former stockholders	1,082	1,082
Current portion of convertible debentures payable	715	—

Total current liabilities	61,215	61,503
Notes payable to former stockholders, net of current portion	1,214	1,214
Convertible debentures payable, net of current portion	89,285	90,000
Deferred rent	2,889	3,154
Deferred compensation	2,865	2,865
Deferred income taxes	854	864
Minority interest	2,056	2,185
Commitments and contingencies
Stockholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 10,159,771 and 9,923,390 shares issued and outstanding in 2005 and 2004, respectively.	68,314	61,831
Receivables from employees	(3,394)	(3,765)
Unearned stock compensation	(21)	(22)
Retained earnings	75,098	64,990
Foreign currency translation	3,225	3,992

Total stockholders' equity	143,222	127,026

Total liabilities and stockholders' equity	$303,600	$288,811

See accompanying notes.

CRA International, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Twenty-four Weeks Ended
	May 13, 2005	May 14, 2004
Operating activities:
Net income	$10,108	$6,601
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,164	1,952
Deferred rent	(263)	499
Deferred income taxes	(391)	(28)
Minority interest	(129)	197
Changes in operating assets and liabilities, exclusive of acquisitions:
Accounts receivable	(5,995)	(363)
Unbilled services	(7,444)	(4,921)
Prepaid expenses and other assets	4,894	571
Accounts payable, accrued expenses, and other liabilities	(5,673)	(4,308)

Net cash (used in) provided by operating activities	(1,729)	200
Investing activities:
Purchase of property and equipment	(6,009)	(2,108)
Sale of investments	1,301	1,196
Purchases of investments	(401)	(495)
Acquisition of business, net of cash acquired	(11,570)	(78,470)

Net cash used in investing activities	(16,679)	(79,877)
Financing activities:
Collections on receivables from stockholders	241	69
Proceeds from line of credit	—	39,600
Issuance of common stock upon exercise of stock options	2,691	1,131

Net cash provided by financing activities	2,932	40,800
Effect of foreign exchange rates on cash and cash equivalents	254	(123)

Net decrease in cash and cash equivalents	(15,222)	(39,000)
Cash and cash equivalents at beginning of period	65,611	60,497

Cash and cash equivalents at end of period	$50,389	$21,497

Non-cash financing activities:
Notes receivable in exchange for shares	$—	$2,865

Repurchase of shares in exchange for note receivable	$—	$2,431

Issuance of common stock for acquired business	$3,822	$—

Supplemental cash flow information:
Cash paid for income taxes	$1,240	$2,217

Cash paid for interest	$1,307	$—

See accompanying notes.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.    Description of Business

        CRA International, Inc., formerly known as Charles River Associates Incorporated (the "Company", or "CRA") is an economic, financial, and business consulting firm that applies advanced analytic techniques and in-depth industry knowledge to complex engagements for a broad range of clients. CRA offers two types of services: legal and regulatory consulting and business consulting. CRA operates in only one business segment, which is consulting services. On May 6, 2005, the Company filed with the Secretary of the Commonwealth of Massachusetts an Amendment to its Articles of Organization to change its name to CRA International, Inc. The name change reflects the Company's global presence in the economic, financial and management consulting industry.

        On April 30, 2004, CRA completed its acquisition of InteCap, Inc. ("InteCap"), a leading intellectual property consulting firm in the United States that specializes in economic, financial, and strategic issues related to intellectual property and complex commercial disputes.

        On November 12, 2004, CRA completed its acquisition of certain assets and liabilities of Tabors Caramanis & Associates ("TCA"), a Cambridge, Massachusetts-based economics and engineering consulting firm specializing in policy development, business planning, productivity improvement, technical analysis, and project implementation in the energy and utility sectors.

        On November 18, 2004, CRA's Australian subsidiary, Charles River Associates (Asia Pacific) Pty Ltd., completed its acquisition of Network Economics Consulting Group Pty Ltd. ("NECG"), a premier provider of regulatory and economic consulting services in the Asia Pacific region to clients in the energy, telecom, transportation, and other industries.

        On April 27, 2005, CRA completed its acquisition of Lee & Allen Consulting Limited ("Lee & Allen"), a London-based consulting firm offering financial and dispute resolution and forensic accounting services to the corporate, legal, and regulatory markets.

2.    Unaudited Interim Consolidated Financial Statements and Estimates

        The condensed consolidated statements of income for the twelve and twenty-four weeks ended May 13, 2005, and May 14, 2004, the condensed consolidated balance sheet as of May 13, 2005, and the condensed consolidated statements of cash flows for the twenty-four weeks ended May 13, 2005, and May 14, 2004, are unaudited. The November 27, 2004 consolidated balance sheet is derived from CRA's audited consolidated financial statements included in its Annual Report on Form 10-K as of that date. In the opinion of management, these statements include all adjustments necessary for a fair presentation of CRA's consolidated financial position, results of operations, and cash flows. As further disclosed in Note 7, the consolidated statements of income include the operations of InteCap, TCA, NECG, and Lee & Allen since their respective dates of acquisition.

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

3.    Principles of Consolidation

        The consolidated financial statements include the accounts of CRA, its wholly owned subsidiaries, and NeuCo, Inc. ("NeuCo"), a company founded by CRA and an affiliate of Commonwealth Energy Systems in June 1997. CRA's interest in NeuCo was 50.2 percent and 59.3 percent as of May 13, 2005 and May 14, 2004, respectively. NeuCo's financial results have been consolidated with that of CRA for all fiscal periods presented. In October 2004, NeuCo issued additional shares to a minority interest stockholder in exchange for a note receivable. In addition, certain NeuCo employees and directors exercised stock options during fiscal 2004 and fiscal 2005. As a result of these share transactions, CRA's interest in NeuCo decreased to 50.2 percent as of May 13, 2005. These share transactions have been recorded as adjustments to capital. The portion of the results of operations of NeuCo allocable to its other owners is shown as "minority interest" on CRA's consolidated statements of income, and that amount, along with the capital contributions to NeuCo of its other owners, is shown as "minority interest" on CRA's condensed consolidated balance sheets. All significant intercompany accounts have been eliminated.

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

6.    Revenue Recognition

        CRA derives substantially all of its revenues from the performance of professional services. The contracts that CRA enters into and operates under specify whether the engagement will be billed on a time-and-materials or a fixed-price basis. These engagements generally last three to six months, although some of CRA's engagements can be much longer in duration. Each contract must be approved by one of CRA's vice presidents.

        CRA recognizes substantially all of its revenues under written service contracts with its clients where the fee is fixed or determinable, as the services are provided, and only in those situations where collection from the client is reasonably assured. The majority of CRA's revenue is derived from time-and-materials service contracts. Revenues from time-and-materials service contracts are recognized as services are provided based upon hours worked and contractually agreed-upon hourly rates, as well as a computer services fee based upon hours worked. Revenues from fixed-price engagements are recognized on a proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. Project costs are based on the direct salary and associated fringe benefits of the consultants on the engagement plus all direct expenses incurred to complete the engagement that are not reimbursed by the client. The proportional performance method is used since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and terms set forth in the contract, and are indicative of the level of benefit provided to CRA's clients. The fixed-price contracts generally include a termination provision that reduces the agreement to a time-and- materials contract in the event of termination of the contract. There are no costs that are deferred and amortized over the contract term. CRA's management maintains contact with project managers to discuss the status of the projects and, for fixed-price engagements, management is updated on the budgeted costs and resources required to complete the project. These budgets are then used to calculate revenue recognition and to estimate the anticipated income or loss on the project. In the past, CRA has occasionally been required to commit unanticipated additional resources to complete projects, which have resulted in lower than anticipated income or losses on those contracts. CRA may experience similar situations in the future. Provisions for estimated losses on contracts are made during the period in which such losses become probable and can be reasonably estimated. To date, such losses have not been significant.

        Revenues also include reimbursements, or expenses billed to clients, including travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. These reimbursable expenses included in revenues are as follows (in thousands):

	Twelve Weeks Ended		Twenty-four Weeks Ended
	May 13, 2005	May 14, 2004	May 13, 2005	May 14, 2004
Reimbursable expenses billed to clients	$7,993	$6,359	$14,459	$11,407

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

7.    Business Acquisitions

        On April 27, 2005, CRA completed the acquisition of all of the equity of Lee & Allen Consulting Limited ("Lee & Allen"), a London-based consulting firm offering financial dispute resolution and forensic accounting services to the corporate, legal, and regulatory markets. CRA purchased Lee &

Allen for approximately $15.9 million valued as of the date of the acquisition (after deducting cash acquired, and adding acquisition costs and transaction fees paid or accrued). The purchase price consisted of $12.1 million in cash and $3.8 million in loan notes that were exchanged for 77,343 restricted shares of its common stock. CRA may be required to pay additional purchase consideration over the next four years following the transaction, in cash and CRA stock, if specific performance targets are met. On a preliminary basis, CRA anticipates that any additional payments related to this contingency will be accounted for as additional goodwill. The acquisition has been accounted for under the purchase method of accounting, and the results of operations have been included in the accompanying statements of operations from the date of acquisition. The Lee & Allen acquisition added approximately 40 employee consultants, and management believes it provides CRA with opportunities to expand further into continental Europe while addressing our corporate goal of boosting the performance of CRA's existing London operation.

        The following is a preliminary allocation of the $15.9 million purchase price to the estimated fair value of assets acquired and liabilities assumed, based upon management's current estimates of respective fair values. The allocation of the purchase price will be finalized as CRA receives other information relevant to the acquisition, including a valuation and appraisal of the intangibles. The final purchase price allocation may be different from the preliminary estimates presented below. The impact of any adjustments to the final purchase price allocations are not expected to be material to CRA's results of operations for fiscal 2005.

(In thousands)
Assets Acquired:
Accounts receivable	$3,736
Unbilled services	100
Prepaid expenses and other current assets	558
Property and equipment	442
Intangible assets	798
Goodwill	14,609

Total assets acquired	$20,243
Liabilities:
Accounts payable	$223
Accrued expenses	669
Taxes payable	2,129
Salaries and wages payable	1,277

Total liabilities assumed	$4,298
Net assets acquired	$15,945

        The net assets acquired relating to the Lee & Allen acquisition represents the value of the assets and liabilities as of the date of acquisition.

        On April 30, 2004, CRA completed the acquisition of all of the equity of InteCap, Inc., a leading intellectual property consulting firm in the United States that specializes in economic, financial, and strategic issues related to intellectual property and complex commercial disputes. CRA purchased InteCap from InteCap's institutional investor, GTCR Golder Rauner, LLC, members of InteCap's management, and other shareholders for approximately $79.4 million (after deducting cash acquired, and adding acquisition costs and transaction fees paid or accrued). CRA funded the purchase price from existing cash resources and borrowings of $39.6 million under its $40.0 million line of credit. In connection with the acquisition, certain InteCap employees purchased an aggregate of 87,316 shares of common stock in exchange for full recourse notes totaling approximately $2.9 million. The notes mature in June 2007, and bear interest at 1.47% per annum.

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

        On November 12, 2004, CRA completed the acquisition of certain assets and liabilities of Tabors Caramanis & Associates ("TCA"), a Cambridge, Massachusetts-based economics and engineering consulting firm, for a purchase price of $7.1 million (after adding a working capital adjustment, acquisition costs, and transaction fees paid or accrued). The purchase price consisted of $6.1 million in cash and 24,495 restricted shares of its common stock valued at $1.0 million. CRA may be required to pay additional purchase consideration over the two years following the transaction, in cash and CRA stock, if specific performance targets are met. Any additional payments related to this contingency will be accounted for as additional goodwill. The acquisition has been accounted for under the purchase method of accounting, and the results of operations have been included in the accompanying statements of operations from the date of acquisition. The TCA acquisition added 15 employee consultants and expands CRA's core competency in worldwide energy consulting. A preliminary allocation of the $7.1 million purchase price to the estimated fair value of assets acquired and liabilities assumed has been recorded based upon management's estimates of respective fair values, and will be finalized as it receives other information relevant to the acquisition, including a valuation and appraisal of the intangible assets.

        On November 18, 2004, CRA completed the acquisition of Network Economics Consulting Group Pty Ltd ("NECG"), an Australian-based regulatory and economic consulting firm, for a purchase price of approximately $9.8 million valued as of the date of the acquisition (after deducting cash acquired, and after adding acquisition costs and transaction fees paid or accrued), consisting of $6.8 million in cash and 75,261 restricted shares of its common stock valued at $3.0 million. CRA may be required to pay additional purchase consideration over the three years following the transaction, in cash and CRA stock, if specific performance targets are met. On a preliminary basis, CRA anticipates that any additional payments related to this contingency will be accounted for as additional goodwill. The acquisition has been accounted for under the purchase method of accounting, and the results of operations have been included in the accompanying statements of operations from the date of acquisition. The NECG acquisition added 34 employee consultants, and management believes it greatly enhances CRA's position in the Australian regulatory market, providing CRA with an important platform for growth in the Asia Pacific region. A preliminary allocation of the $9.8 million purchase price to the estimated fair value of assets acquired and liabilities assumed has been recorded based upon management's estimates of respective fair values, and will be finalized as it receives other information relevant to the acquisition, including a valuation and appraisal of the intangible assets.

        In connection with the InteCap acquisition, CRA incurred $0.6 million of restructuring costs as a result of the elimination of duplicate offices and employee termination benefit payments. Such costs have been recognized by CRA as a liability assumed as of the acquisition date, resulting in additional goodwill. These restructuring costs consisted of $0.5 million of lease obligations related to the closed facilities and $0.1 million of payments for three terminated employees. As of May 13, 2005, $0.1 million in payments to terminated employees and $0.2 million in lease obligations have been paid. The remaining restructuring reserve balance as of May 13, 2005, is $0.3 million, and includes lease obligations that will be paid through September 2006.

        CRA is not required to furnish pro forma financial information relating to the Lee & Allen, NECG, and TCA acquisitions, because such information is not material. The pro forma financial information related to the InteCap acquisition is presented below.

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

	Twelve Weeks Ended		Twenty-four Weeks Ended
	May 13, 2005	May 14, 2004	May 13, 2005	May 14, 2004
	(In thousands, except for per share information)
Revenues	$67,435	$58,142	$129,159	$109,724

Net income	$5,489	$4,085	$10,108	$7,175

Net income per share:
Basic	$0.55	$0.40	$1.01	$0.70

Diluted	$0.49	$0.38	$0.92	$0.67

Weighted average number of shares outstanding:
Basic	10,035	10,180	9,990	10,181

Diluted	11,236	10,679	11,017	10,706

        Year-to-year comparability of the above pro forma results of operations may not be representative because InteCap's results include bonus expense subject to an employment retention contingency. Such bonuses, accordingly, were not matched to the revenues for which the bonuses were earned.

8.    Goodwill and Intangible Assets

        Goodwill represents the acquisition costs in excess of fair market value of net assets of acquired businesses. In accordance with the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), goodwill and intangible assets with indefinite lives are not subject to amortization, but are monitored annually for impairment, or more frequently if there are indicators of impairment. Any impairment would be measured based upon the fair value of the related asset based on the provisions of SFAS No. 142. Because the Company has one reporting segment, under SFAS No. 142, the Company utilizes the entity-wide approach for assessing goodwill for impairment and compares its market value to its net book value to determine if an impairment exists. There were no impairment losses related to goodwill in fiscal 2004, nor were there any indications of impairment in the twenty-four weeks ended May 13, 2005. If CRA determines through the impairment review process that goodwill has been impaired, CRA would record the impairment charge in its consolidated statement of income.

        The changes in the carrying amount of goodwill during the twenty-four weeks ended May 13, 2005 are as follows (in thousands):

Balance at November 27, 2004	$91,480
Goodwill acquired—Lee & Allen acquisition	14,609
Adjustments related to the InteCap, NECG, and TCA acquisitions	150
Effect of foreign currency translation	(694)

Balance at May 13, 2005	$105,545

        The net amount of goodwill as of May 13, 2005 includes $14.3 million from the Lee & Allen acquisition, $52.0 million from the InteCap acquisition, $8.3 million from the NECG acquisition, and $4.6 million from the TCA acquisition. The goodwill amounts for the Lee & Allen, NECG, and TCA acquisitions reflect CRA's preliminary purchase price allocations and are subject to change. These preliminary purchase price allocations are based upon CRA's estimates of respective fair values, and will be finalized as CRA receives other information relevant to these acquisitions.

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

        The components of acquired identifiable intangible assets are as follows (in thousands):

	May 13, 2005	November 27, 2004
Non-competition agreements, net of accumulated amortization of $1,254 and $1,122, respectively	$1,282	$1,414
Customer relationships, net of accumulated amortization of $402 and $340, respectively	268	330
Property leases, net of accumulated amortization of $59 and $33, respectively	182	208
Trademarks, net of accumulated amortization of $183 and $102, respectively	169	250
Other intangible assets, net of accumulated amortization of $318 and $187, respectively	1,466	827

	$3,367	$3,029

        Non-competition agreements are amortized on a straight-line basis over the related estimated lives of the agreements (seven to ten years). Customer relationships, trade names, and property leases are amortized on a straight-line basis over their remaining useful lives (two to five years). Other intangible assets include $0.8 million related to the Lee & Allen acquisition, $0.3 million related to the NECG acquisition, and $0.3 million related to the TCA acquisition. The intangible assets for these acquisitions will be finalized in fiscal 2005 pending a valuation and appraisal of the intangible assets.

9.    Private Placement of Convertible Debt and Other Financing

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

        Pursuant to the terms of the indenture governing the debentures, since the closing stock price has equaled or exceeded the $50 per share contingent conversion trigger price for 20 out of 30 consecutive trading days ending on May 13, 2005, the market price conversion trigger has been satisfied and holders of the debentures may exercise their right to convert the bonds as of the first trading day of the third quarter of fiscal 2005. This test is repeated each fiscal quarter. In June 2005, subsequent to the second quarter of fiscal 2005, the Company amended its loan agreement with Citizens Bank to increase the existing line of credit from $40 million to $90 million to mitigate the potential liquidity risk, and to provide funding if required, in the event of conversion by the debenture holders. CRA believes that it is unlikely that a significant percentage of bondholders will exercise their right to convert because the debentures have traded at a premium over their conversion value. The available line of credit is reduced, as necessary, to account for certain letters of credit outstanding. The Company had approximately $0.7 million of outstanding letters of credit as of May 13, 2005. Therefore, since the Company has obtained increased long-term financing in accordance with its amended loan agreement and CRA intends to use amounts available under its bank line of credit in the event debenture holders exercise their rights to convert, in accordance with SFAS No. 6, "Classification of Short-Term Obligations Expected to be Refinanced", the Company has classified $89.3 million of the $90 million convertible debt as long-term debt as of May 13, 2005 in the accompanying consolidated balance sheet, while the remaining $0.7 million is classified as short-term.

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

        CRA used approximately $20.0 million of the net proceeds from this offering to repurchase 622,200 shares of the Company's common stock concurrently with the placement of the debentures, $39.6 million to repay amounts outstanding under CRA's bank line of credit, and $3.3 million to pay debt issuance costs. The debt issuance costs have been capitalized and are amortized as a component of interest expense on a straight-line basis over seven years, through 2011, which is the first year in which CRA may be required to repurchase all or any portion of the debentures. These debt issuance costs, net of accumulated amortization of $0.4 million, are included in other assets in the consolidated balance sheet as of May 13, 2005.

        The contingent interest feature included in the debenture represents an embedded derivative under SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" that must be recorded at fair value as of May 13, 2005. The Company has determined that the fair value of the contingent interest feature is de minimus as of May 13, 2005, based upon economic, market and other conditions in effect as of this date. There are no other embedded derivatives associated with the Company's convertible debentures.

        The Company has agreed with the debenture holders to reserve the maximum number of shares of common stock that may be issued upon conversion of the debentures.

10.    Net Income per Share

        Basic net income per share represents net income divided by the weighted average shares of common stock outstanding during the period. Diluted net income per share represents net income divided by the weighted average shares of common stock and common stock equivalents outstanding during the period. Weighted average shares used in diluted earnings per share include common stock equivalents arising from stock options and shares underlying CRA's debentures under the treasury stock method. Reconciliation of basic to diluted weighted average shares of common stock outstanding is as follows (in thousands):

	Twelve Weeks Ended		Twenty-four Weeks Ended
	May 13, 2005	May 14, 2004	May 13, 2005	May 14, 2004
Basic weighted average shares outstanding	10,035	10,180	9,990	10,181
Common stock equivalents:
Employee stock options	796	499	723	525
Shares underlying the debentures	405	—	304	—

Diluted weighted average shares outstanding	11,236	10,679	11,017	10,706

        Under EITF No. 04-08 "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share", which is effective for periods ending after December 15, 2004, and EITF 90-19 "Convertible Bonds with Issuer Option to Settle for Cash upon Conversion", because of CRA's obligation to settle the par value of the convertible debentures in cash, the Company is not required to include any shares underlying the convertible debentures in its diluted weighted average shares outstanding until the average stock price per share for the quarter exceeds the $40 conversion price and only to the extent of the additional shares CRA may be required to issue in the event CRA's conversion obligation exceeds the principal amount of the debentures converted. At such time, only the number of shares that would be issuable (under the "treasury" method of accounting for share dilution) are included, which is based upon the amount by which the average stock price exceeds the conversion price. For the first $1 per share that CRA's average stock price exceeds the $40 conversion price of the debentures, CRA will include approximately 55,000 additional shares in CRA's diluted share count. For the second $1 per share that CRA's average stock price exceeds the $40 conversion price, CRA will include approximately 52,000 additional shares, for a total of approximately 107,000 shares, in CRA's diluted share count, and so on, with the additional shares' dilution falling for each $1 per share that CRA's average stock price exceeds $40 if the stock price rises further above $40 (see table, below). Since the average stock price for the twelve-weeks ended May 13, 2005 was approximately $49 per share, 405,000 shares underlying the debentures were included in the diluted weighted average shares outstanding for the twelve weeks ended May 13, 2005 under the treasury stock method of accounting, as required by EITF 90-19. The average stock price for the twenty-four weeks ended May 13, 2005 was approximately $46 per share; therefore, 304,000 shares underlying the debentures were included in the diluted weighted average shares outstanding for this period.

"TREASURY" METHOD OF ACCOUNTING FOR SHARE DILUTION

Conversion Price:	$40
Number of Underlying Shares:	2,250,000
Formula:	Number of extra dilutive shares created = ((Stock Price - Conversion Price)* Underlying Shares)/Stock Price
Condition:	Only applies when share price exceeds $40
Stock Price	Conversion Price	Price Difference	Include in Share Count	Per $1 Share Dilution
$40	$40	$0	0	0
$41	$40	$1	54,878	54,878
$42	$40	$2	107,143	53,571
$45	$40	$5	250,000	50,000
$50	$40	$10	450,000	45,000
$55	$40	$15	613,636	40,909
$60	$40	$20	750,000	37,500
$65	$40	$25	865,385	34,615
$70	$40	$30	964,286	32,143
$75	$40	$35	1,050,000	30,000
$80	$40	$40	1,125,000	28,125

        In May 2005, the Company issued an aggregate of 77,343 restricted shares of its common stock valued at $3.8 million as part of the consideration paid for the acquisition of Lee & Allen. The shares are fully vested and held in escrow. Accordingly, the restricted stock is included in the basic and diluted weighted average shares outstanding for the twelve and twenty-four weeks ended May 13, 2005.

        In November 2004, the Company issued 75,261 restricted shares of its common stock valued at $3.0 million as part of the consideration paid for the acquisition of NECG. The Company also issued 24,495 restricted shares of its common stock valued at $1.0 million as part of the purchase price for the acquisition of TCA. The restricted shares issued as part of the purchase price for both acquisitions are fully vested and are held in escrow. The shares will be released annually over the next five years, 20%

per year. Accordingly, the restricted stock is included in the basic and diluted weighted average shares outstanding for the twelve and twenty-four weeks ended May 13, 2005.

        In April 2004, in connection with the acquisition of InteCap, certain InteCap employees purchased an aggregate of 87,316 shares of restricted common stock in exchange for full recourse, interest-bearing notes, maturing in June, 2007, totaling approximately $2.9 million. The common stock is fully vested, non-forfeitable, and non-saleable for three years. Accordingly, the restricted common stock is included in basic and diluted weighted average shares outstanding for the twelve and twenty-four weeks ended May 13, 2005 and May 14, 2004.

        As part of the earnout provisions included in the Lee & Allen, NECG, and TCA acquisition agreements, the Company may settle a portion of its obligations through the issuance of its common stock. Issuance of these shares is contingent based on certain provisions of the acquisition agreements. As none of the necessary conditions underlying the earnout provisions has been met as of May 13, 2005, the shares are excluded from the basic and diluted weighted average shares outstanding for the twelve and twenty-four weeks ended May 13, 2005.

11.    Stock-Based Compensation

        CRA has elected to follow Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for its stock-based compensation plans rather than the alternative fair value accounting method provided for under SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" (collectively, SFAS No. 148). Per APB 25, compensation expense is recognized for stock options to the extent the fair value of CRA common stock exceeds the stock option exercise price at the measurement date. CRA has issued stock options with exercise prices at the fair value of CRA's common stock at the date of grant; therefore, no compensation expense has been recorded for the twelve and twenty-four weeks ended May 13, 2005 and May 14, 2004. Beginning with the first quarter of fiscal 2006, CRA will be required to record compensation cost for its employee stock options as result of a revision to SFAS No. 123 issued in December 2004, as more fully explained in Note 13.

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

	Twelve Weeks Ended		Twenty-four Weeks Ended
	May 13, 2005	May 14, 2004	May 13, 2005	May 14, 2004
Net income, as reported	$5,489	$4,028	$10,108	$6,601
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(867)	(351)	(1,730)	(681)

Net income, pro forma	$4,622	$3,677	$8,378	$5,920

Basic net income per share, as reported	$0.55	$0.40	$1.01	$0.65

Basic net income per share, pro forma	$0.46	$0.36	$0.84	$0.58

Diluted net income per share, as reported	$0.49	$0.38	$0.92	$0.62

Diluted net income per share, pro forma	$0.41	$0.34	$0.76	$0.55

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

        The Company granted 486,000 options on May 10, 2004, that vest over 18 months. The exercise of these options trigger a non-compete agreement, and are consistent with the Company's employee retention policies. The vesting period of these options were determined in anticipation of SFAS No. 123R (as more fully explained in Note 13). The impact of these option grants on CRA's net income and net income per share are included in the pro forma disclosure above for the twelve and twenty-four weeks ended May 13, 2005.

12.    Comprehensive Income

        Comprehensive income represents net income reported in the accompanying consolidated statements of income adjusted for changes in CRA's foreign currency translation account. A reconciliation of comprehensive income is as follows (in thousands):

	Twenty-four Weeks Ended
	May 13, 2005	May 14, 2004
Net income	$10,108	$6,601
Change in foreign currency translation	(767)	(173)

Comprehensive income	$9,341	$6,428

13.    Accounting Pronouncements

        In December 2004, the FASB issued SFAS No. 123 (revised 2004) "Share-Based Payment" (SFAS No. 123R). SFAS No. 123R replaces SFAS No. 123 "Accounting for Stock-Based Compensation", supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees", and amends SFAS No. 95 "Statement of Cash Flows". SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. As permitted by SFAS No. 123, CRA currently accounts for such share-based payments to employees by using Opinion 25's intrinsic value method, and, as such, recognizes no compensation cost for employee stock options granted under the Company's employee stock option plan. In addition, SFAS No. 123 allowed pro forma disclosure as an alternative to financial statement recognition. SFAS No. 123R, however, requires entities to recognize compensation expense for all share-based payments to employees, including grants of employee stock options, based on the grant-date fair value of those share-based payments (with limited exceptions). In April 2005, the Securities and Exchange Commission adopted a new rule amending the compliance dates under SFAS No. 123R. The new rule allows companies to implement SFAS No. 123R at the beginning of their first interim or annual period for their first fiscal year that begins on or after June 15, 2005. Therefore, CRA is now required to adopt SFAS No. 123R in the first quarter of fiscal 2006. Adoption of SFAS No. 123R will reduce reported income and net income per share because CRA currently recognizes no compensation cost as permitted by APB Opinion No. 25. Compensation expense calculated upon adoption of SFAS No. 123R may differ from pro-forma amounts currently disclosed within CRA's footnotes based on changes in the fair value of CRA's common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors. CRA is in the process of evaluating the alternative methods of adoption and the impact that the implementation guidance and revisions included in SFAS No. 123R will have on its consolidated financial statements.

        SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may reduce net operating cash flows and increase net financing cash flows in periods after adoption. While CRA cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $1.9 million and $3.4 million for fiscal 2004 and fiscal 2003, respectively.

        In May 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections" (Statement 154), which replaces APB Opinion No. 20 "Accounting Changes", and SFAS No. 3 "Reporting Accounting Changes in Interim Financial Statements". This Statement changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, this Statement requires retrospective application to prior periods' financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of the change, the new principle must be applied as if it were adopted prospectively from the earliest date practicable. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This Statement does not change the transition provisions of any existing pronouncements. CRA does not believe that the adoption of Statement 154 will have a significant impact on our consolidated statement of income or financial condition.

14.    Commitments & Contingencies

        On March 15, 2005, Pegasus Technologies, Inc. filed a complaint against CRA's subsidiary NeuCo, Inc. in the United States District Court for the Northern District of Ohio alleging patent infringement. The complaint was subsequently amended on May 10, 2005 to specify particular patents at issue. The complaint seeks, among other remedies, preliminary and permanent injunctions, and damages. CRA has been informed by NeuCo's counsel that NeuCo intends to contest the amended complaint vigorously.

        In connection with the Lee & Allen acquisition completed during the second quarter of fiscal 2005, and with the NECG and TCA acquisitions completed in fiscal 2004, CRA agreed to pay additional consideration, in cash and CRA stock, contingent on the achievement of certain performance targets by the respective acquired businesses. CRA believes that it will have sufficient funds to satisfy any obligations related to the contingent consideration. CRA expects to fund these contingent cash payments, if any, from existing cash resources and cash generated from operations.

15.    Supplemental Consolidated Balance Sheet Information

Prepaid Expenses

        Prepaid expenses consist of the following:

	May 13, 2005	November 27, 2004
	(In thousands)
Income tax and other receivables	$469	$5,216
Prepaid insurance	455	797
Other	1,793	1,078

	$2,717	$7,091

Accrued Expenses

        Accrued expenses consist of the following:

	May 13, 2005	November 27, 2004
	(In thousands)
Compensation and related expenses	$33,711	$40,351
Taxes payable	5,992	327
Accrued interest	1,163	1,191
Other	4,182	4,293

	$45,048	$46,162

16.    Subsequent Events

        Acquisition.    On June 16, 2005, CRA announced that its U.K. subsidiary has completed the acquisition of Economics of Competition and Litigation Limited (formerly known as Lexecon Ltd), a London-based provider of competition economics in Europe. As part of the transaction, approximately 30 former Lexecon Ltd consultants and academic experts have joined CRA.    Under the terms of the agreement, CRA acquired the former Lexecon Ltd business for a purchase price of GBP 8.4 million (approximately $15.2 million), consisting of GBP 6.3 million ($11.4 million) in cash and GBP 2.1 million ($3.8 million) in loan notes to be exchanged for restricted shares of CRA stock. Additional purchase consideration may be payable if specific performance targets are met. CRA's management believes the acquisition provides the Company with a stronger foundation for growth in the expanding economics consulting market in Europe, and provides additional expansion opportunities in South Africa.

        Public Common Stock Offering.    On June 14, 2005, CRA announced plans to offer 1,899,227 shares of its common stock in an underwritten public offering from its existing shelf registration statement. It is expected that CRA will offer 710,000 shares of common stock and that selling stockholders will offer 1,189,227 shares. The underwriters will be granted an option to purchase up to an additional 284,884 shares of CRA's common stock to cover over-allotments.

        The offering will be managed by J.P. Morgan Securities Inc. and William Blair & Company L.L.C. as joint book-running managers, with Piper Jaffray & Co. and Adams Harkness, Inc. as co-managers.

        CRA intends to use the net proceeds from the offering for general corporate purposes, including working capital and possible acquisitions of and investments in complementary businesses. CRA will not receive any net proceeds from the sale of shares by existing stockholders.

        The description of the offering in this quarterly report does not constitute an offer to sell or the solicitation of an offer to buy any of the securities. The offering of shares of common stock may be made only by means of a prospectus supplement and the accompanying prospectus.

        Revolving Line of Credit.    In June 2005, subsequent to the second quarter of fiscal 2005, CRA amended its loan agreement with Citizens Bank to increase the existing line of credit from $40 million to $90 million to mitigate the potential liquidity risk, and to provide funding if required, in the event of conversion by the debenture holders. Funds available under the expanded facility will allow CRA to continue to classify up to $90 million of its convertible debentures as long-term debt, rather than short-term, and will give CRA additional flexibility to meet its unforeseen financial requirements.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        Except for historical facts, the statements in this quarterly report are forward-looking statements. Forward-looking statements are merely our current predictions of future events. These statements are inherently uncertain, and actual events could differ materially from our predictions. Important factors that could cause actual events to vary from our predictions include those discussed below under the heading "Factors Affecting Future Performance". We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described in this quarterly report and in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

        Our principal internet address is www.crai.com. Our website provides a link to a third-party website through which our annual, quarterly, and current reports, and amendments to those reports, are available free of charge. We believe these reports are made available as soon as reasonably practicable after we file them electronically with, or furnish them to, the SEC. We do not maintain or provide any information directly to the third-party website, nor do we check the accuracy of this website.

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

        Revenues also include reimbursements, or expenses billed to clients, including travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. These reimbursable expenses included in revenues are as follows (in thousands):

	Twelve Weeks Ended		Twenty-four Weeks Ended
	May 13, 2005	May 14, 2004	May 13, 2005	May 14, 2004
Reimbursable expenses billed to clients	$7,993	$6,359	$14,459	$11,407

        Our normal payment terms are 30 days from the invoice date. For the twelve weeks ended May 13, 2005, and May 14, 2004, our average days sales outstanding (DSOs) were 108 days and 101 days, respectively. We calculate DSOs by dividing the sum of our accounts receivable and unbilled services balance, net of deferred revenue, at the end of the quarter by daily revenues. Daily revenues are calculated by dividing quarter revenues by the number of days in a quarter. Our project managers and finance personnel monitor payments from our clients and assess any collection issues. We maintain allowances for doubtful accounts for estimated losses resulting from clients' failure to make required payments. We base our estimates on our historical collection experience, current trends, and credit policy. In determining these estimates, we examine historical write-offs of our receivables and review client accounts to identify any specific customer collection issues. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Our failure to estimate accurately the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition, and results of operations. As of May 13, 2005, and November 27, 2004, $4.8 million and $3.4 million, respectively, were provided for doubtful accounts.

        Goodwill and Intangible Assets.    Goodwill represents the acquisition costs in excess of fair market value of net assets of acquired businesses. In accordance with the Financial Accounting Standards

Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), goodwill and intangible assets with indefinite lives are not subject to amortization, but are monitored annually for impairment, or more frequently if there are indicators of impairment. Any impairment would be measured based upon the fair value of the related asset based on the provisions of SFAS No. 142. Because we have one reporting segment, under SFAS No. 142, we utilize the entity-wide approach for assessing goodwill for impairment and compare its market value to its net book value to determine if an impairment exists. There were no impairment losses related to goodwill in fiscal 2004, nor were there any indications of impairment in the twenty-four weeks ended May 13, 2005. If we determine through the impairment review process that goodwill has been impaired, we would record the impairment charge in our consolidated statement of income. The net amount of goodwill was $105.5 million as of May 13, 2005, which includes $14.3 million from the Lee & Allen acquisition, $52.0 million from the InteCap acquisition, $8.3 million from the NECG acquisition, and $4.6 million from the TCA acquisition. The goodwill amounts for the Lee & Allen, NECG, and TCA acquisitions reflect management's preliminary purchase price allocations and are subject to change. These preliminary purchase price allocations are based upon management's estimates of respective fair values, and will be finalized as CRA receives other information relevant to these acquisitions.

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

        Intangible assets consist principally of costs allocated to non-competition agreements, which are amortized on a straight-line basis over the related estimated lives of the agreements (seven to ten years), as well as customer relationships, trade names, and property leases which are amortized on a straight-line basis over their remaining useful lives (two to five years). The net amount of intangible assets was $3.4 million as of May 13, 2005, which includes $0.8 million from the Lee & Allen acquisition, $1.4 million from the InteCap acquisition, $0.3 million from the NECG acquisition, and $0.3 million from the TCA acquisition. The intangible asset amounts for the Lee & Allen, NECG, and TCA acquisitions will be finalized in fiscal 2005 pending a valuation and appraisal of the intangible assets.

        Accounting for Income Taxes.    We record income taxes using the liability method. Deferred income tax assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. Our financial statements contain certain deferred tax assets and liabilities that result from temporary differences between book and tax accounting, as well as net operating loss carryforwards. SFAS No. 109, "Accounting for Income Taxes", requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The decision to record a valuation allowance requires varying degrees of judgment based upon the nature of the item giving rise to the deferred tax asset. As a result of operating losses incurred in certain of our foreign subsidiaries, and uncertainty as to the extent and timing of profitability in future periods, we recorded valuation allowances in certain of these foreign subsidiaries based on the facts and circumstances affecting each subsidiary. Had we not recorded these allowances, we would have reported a lower effective tax rate than was recognized in our statements of income in fiscal 2005 and 2004.

        If the realization of deferred tax assets in the future changes to be considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination was made, unless such adjustment related to purchased assets which would result in an adjustment to goodwill instead of an increase in net income. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is at least reasonably possible that changes in these estimates in the near term could materially affect our financial condition and results of operations. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state, or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction, and as a result of acquisitions.

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

Results of Operations—Twelve Weeks Ended May 13, 2005, Compared to Twelve Weeks Ended May 14, 2004

        Revenues.    Revenues increased $21.7 million, or 47.6%, to $67.4 million for the second quarter of fiscal 2005 from $45.7 million for the second quarter of fiscal 2004. Our litigation revenues grew by approximately 80% from the second quarter of 2004, which was largely driven by the effects of the acquisition of InteCap and a greater demand for our services primarily in our competition and finance practice areas. We experienced strong revenue growth in our intellectual property practice area due primarily to the addition of InteCap during fiscal 2004. As a result, intellectual property now represents a major practice area for us. Our competition practice grew by approximately 40% from the second quarter of fiscal 2004, due to a significant increase of activity in the mergers and acquisitions market, and continued strength in litigation-related consulting. Our finance practice grew by approximately 70% due primarily to increased demand for our services in general securities litigation and other financial-based litigation. Our business consulting revenues grew by approximately 11% from the second quarter of fiscal 2004, which was due primarily to our energy and environment practice, and to a lesser extent, our capital projects practice. Our energy and environment practice grew by approximately 21% due primarily to several large and complex bankruptcy-related cases for energy companies, and other regulatory disputes. The TCA acquisition also contributed to the growth in the energy and environment practice area. Overall, revenues outside of the United States represented approximately 14% of total revenues for the second quarter of fiscal 2005, compared to 12% of total revenues for the second quarter of fiscal 2004.

        As a result of the increased demand for our services, there has been an increase in our average employee consultant headcount. The total number of employee consultants increased to 614 at the end of the second quarter of fiscal 2005, which includes approximately 40 from the Lee & Allen acquisition, and 49 from the NECG and TCA acquisitions, from 479 at the end of the second quarter of fiscal 2004. The remaining increase in headcount from the second quarter of fiscal 2004 is due to organic growth and demand-sensitive hiring. Increased billing rates for our employee consultants, phased in beginning in early December 2004, also contributed to our revenue growth. Utilization remained strong at 81% for both the second quarter of fiscal 2005 and fiscal 2004. Revenues derived from fixed-price engagements increased to 6.9% of total revenues for the second quarter of fiscal 2005 from 6.7% for the second quarter of fiscal 2004.

        Costs of Services.    Costs of services increased $13.5 million, or 50.9%, to $40.1 million for the second quarter of fiscal 2005 from $26.6 million for the second quarter of fiscal 2004. The increase was due mainly to an increase in compensation expense for our employee consultants of $11.9 million, attributable primarily to an increase in the average number of employee consultants. Our average number of employee consultants increased due to the Lee & Allen, NECG, and TCA acquisitions, the effect of a full quarter of InteCap headcount in fiscal 2005 versus only two weeks in fiscal 2004, as well as an approximate 9% growth in organic headcount. Reimbursable expenses increased $1.6 million, or 25.7%, to $8.0 million from $6.4 million. As a percentage of revenues, costs of services increased to 59.5% for the second quarter of fiscal 2005 from 58.2% for the second quarter of fiscal 2004. The increase as a percentage of revenues was due primarily to the addition of InteCap, which gives us a higher proportion of revenue sourced internally, the cost of which is included in cost of services.

        Selling, General, and Administrative.    Selling, general, and administrative expenses increased by $4.6 million, or 37.0%, to $16.9 million for the second quarter of fiscal 2005 from $12.3 million for the second quarter of fiscal 2004. Due largely to the InteCap, NECG, and TCA acquisitions during fiscal 2004, and the integration of these companies during fiscal 2005, we experienced an increase in overall compensation to our administrative staff of $1.3 million, an increase in rent expense of $0.6 million, and an increase in depreciation and amortization expense of $0.6 million. Other contributors to the overall increase in selling, general, and administrative expenses were an increase in travel-related costs of $0.8 million, an increase in legal, accounting, and other professional fees of $0.3 million, and an increase in other selling, general and administrative expenses of $0.5 million. These increases were due to our being a larger and more complex global company. Commission payments to non-employee experts increased by $0.5 million, which was due primarily to increased revenue. As a percentage of revenues, selling, general, and administrative expenses decreased to 25.1% for the second quarter of fiscal 2005 from 27.0% for the second quarter of fiscal 2004. This decrease was due primarily to the addition of InteCap, which gives us a higher proportion of revenue sourced internally, which affects our cost of services. This change in cost mix lowers our relative levels of selling, general, and administrative expenses as a percentage of revenues. In addition, revenue increased at a greater rate than the increases in other selling, general, and administrative expenses, including rent and other costs that are principally fixed in nature.

        Interest Income.    Interest income increased by $132,000 to $334,000 for the second quarter of fiscal 2005 from $202,000 for the second quarter of fiscal 2004. This increase was due primarily to higher average interest rates and higher average cash and investment balances in fiscal 2005. Our weighted average imputed interest rate for the second quarter of fiscal 2005 on our average cash and cash equivalent balances was approximately 2.3% annualized compared with approximately 1.9% annualized for the second quarter of fiscal 2004.

        Interest Expense.    Interest expense increased by $688,000 to $772,000 for the second quarter of fiscal 2005 from $84,000 for the second quarter of fiscal 2004. This increase was due primarily to interest expense incurred during the second quarter of fiscal 2005 on the 2.875%, $90 million convertible debt, and the amortization of debt issuance costs.

        Other Expense.    Other expense was $158,000 for the second quarter of fiscal 2005 versus income of $330,000 for the second quarter of fiscal 2004. Other expense consists primarily of foreign currency exchange transaction gains and losses. This increase in foreign exchange losses was primarily due to billings and collections from certain clients in a currency other than the local currency in certain of our foreign offices. We continue to manage our foreign currency exchange exposure by hedging movements in exchange rates between the value of the dollar and foreign currencies.

        Provision for Income Taxes.    The provision for income taxes increased by $1.2 million to $4.3 million for the second quarter of fiscal 2005 from $3.1 million for the second quarter of fiscal 2004. Our effective income tax rate increased to 44.0% for the second quarter of fiscal 2005 from 43.0% for the second quarter of fiscal 2004. The higher effective tax rate during the second quarter of fiscal 2005 was due primarily to losses not benefited from certain of our foreign subsidiaries.     We expect our effective income tax rate for fiscal 2005 to be in the range of 44.0% to 45.0%.

        Minority Interest.    Allocations of the minority share of NeuCo's net income result in deductions to our net income, while allocations of the minority share of NeuCo's net loss results in additions to our net income. Minority interest in the results of operations of NeuCo allocable to its other owners was net income of $9,000 for the second quarter of fiscal 2005 compared with net income of $90,000 for the second quarter of fiscal 2004.

        Net Income.    Net income increased by $1.5 million, or 36.3%, to $5.5 million for the second quarter of fiscal 2005 from $4.0 million for the second quarter of fiscal 2004. Diluted net income per share increased 28.9% to $0.49 per share for the second quarter of fiscal 2005 from $0.38 per share for the second quarter of fiscal 2004. Diluted weighted average shares outstanding increased 557,000 shares to 11,236,000 shares for the quarter ended May 13, 2005 from 10,679,000 shares for the quarter ended May 14, 2004. Net income increased at a greater rate than the diluted net income per share due primarily to the addition of approximately 405,000 shares that are included in the diluted shares for the second quarter of fiscal 2005, as a result of the convertible debentures, as well as an increase in the in-the-money value of outstanding stock options.

Results of Operations—Twenty-four Weeks Ended May 13, 2005 Compared to Twenty-four Weeks Ended May 14, 2004

        Revenues.    Revenues increased $45.0 million, or 53.4%, to $129.2 million for the twenty-four weeks ended May 13, 2005 from $84.2 million for the twenty-four weeks ended May 14, 2004. Our litigation revenues grew by approximately 80% from the twenty-four weeks ended May 14, 2004, which was largely driven by the effects of the acquisition of InteCap and a greater demand for our services primarily in our competition and finance practice areas. We experienced strong revenue growth in our intellectual property practice area due primarily to the addition of InteCap at the end of the second quarter of fiscal 2004. As a result, intellectual property now represents a major practice area for us. Our competition practice grew by approximately 47% from the twenty-four weeks ended May 14, 2004, due to a significant increase of activity in the mergers and acquisitions market, and continued strength in litigation-related consulting. Our finance practice grew by approximately 57% due primarily to increased demand for our services in general securities litigation and other financial-based litigation. Our business consulting revenues increased by approximately 24% from the twenty-four weeks ended May 14, 2004, which was due primarily to our energy and environment practice, and to a lesser extent, our capital projects and pharmaceutical practice areas. Our energy and environment practice grew by approximately 39% due primarily to several large and complex bankruptcy-related cases for energy companies, and other regulatory disputes. The TCA acquisition also contributed to the growth in the energy and environment practice area. Overall, revenues outside the United States represented approximately 14% of total revenues for the twenty-four weeks ended May 13, 2005, compared to 12% of total revenues for the twenty-four weeks ended May 14, 2004.

        As a result of the increased demand for our services, our utilization and average employee consultant headcount has increased. The total number of employee consultants increased to 614 at May 13, 2005, which includes approximately 40 from the Lee & Allen acquisition, and 49 from the NECG and TCA acquisitions during the fourth quarter of fiscal 2004, from 479 at May 14, 2004. The remaining increase in headcount from the second quarter of fiscal 2004 is due to organic growth and demand-sensitive hiring. Increased billing rates for our employee consultants, phased in beginning in early December 2004, also contributed to our revenue growth. Utilization was 81% for the twenty-four weeks ended May 13, 2005 as compared with 78% for the twenty-four weeks ended May 14, 2004. Revenues derived from fixed-price engagements decreased to 6.3% of total revenues for the twenty-four weeks ended May 13, 2005 from 7.8% for the twenty-four weeks ended May 14, 2004. The decrease in fixed-price projects is due primarily to reduced demand for services provided by our chemicals and petroleum practice, which traditionally enters into fixed-price contracts and, to a lesser extent, on a percentage basis, the addition of InteCap, which enters into relatively few fixed-price engagements. This reduced demand for services in our chemicals and petroleum practice was driven principally by a reduction in our middle-East business because of continued security concerns in the region.

        Costs of Services.    Costs of services increased $28.5 million, or 58.7%, to $77.0 million for the twenty-four weeks ended May 13, 2005 from $48.5 million for the twenty-four weeks ended May 14, 2004. The increase was due mainly to an increase in compensation expense for our employee consultants of $25.4 million, attributable primarily to an increase in the average number of employee consultants. Our average number of employee consultants increased due to the InteCap, Lee & Allen, NECG, and TCA acquisitions, as well as an approximate 9% growth in organic headcount. Reimbursable expenses increased $3.1 million, or 26.7%, to $14.5 million from $11.4 million. As a percentage of revenues, costs of services increased to 59.6% for the twenty-four weeks ended May 13, 2005 from 57.7% for the twenty-four weeks ended May 14, 2004. The increase as a percentage of revenues was due primarily to the addition of InteCap, which gives us a higher proportion of revenue sourced internally, the cost of which is included in cost of services.

        Selling, General, and Administrative.    Selling, general, and administrative expenses increased by $8.7 million, or 36.5%, to $32.7 million for the twenty-four weeks ended May 13, 2005 from $24.0 million for the twenty-four weeks ended May 14, 2004. Due largely to the InteCap, NECG, and TCA acquisitions during fiscal 2004, and the integration of these companies during fiscal 2005, we experienced an increase in overall compensation to our administrative staff of $2.9 million, an increase in rent expense of $1.7 million, and an increase in depreciation and amortization expense of $1.2 million. Other contributors to the overall increase in selling, general, and administrative expenses were an increase in travel-related costs of $1.4 million, an increase in legal, accounting, and other professional fees of $0.9 million, and an increase in other selling, general and administrative expenses of $0.6 million. These increases were due primarily to our being a larger and more complex global company. As a percentage of revenues, selling, general, and administrative expenses decreased to 25.3% for the twenty-four weeks ended May 13, 2005 from 28.5% for the twenty-four weeks ended May 14, 2004. This decrease was due primarily to decreases in commission payments to non-employee experts, as well as the addition of InteCap, which gives us a higher proportion of revenue sourced internally, which affects our costs of services. This change in cost mix lowers our relative levels of selling, general, and administrative expenses as a percentage of revenues. In addition, revenue increased at a greater rate than the increases in other selling, general, and administrative expenses, including rent and other costs that are principally fixed in nature.

        Interest Income.    Interest income increased by $229,000 to $612,000 for the twenty-four weeks ended May 13, 2005 from $383,000 for the twenty-four weeks ended May 14, 2004. This increase was due primarily to higher average interest rates and higher average cash and investment balances in fiscal 2005. Our weighted average imputed interest rate for the twenty-four weeks ended May 13, 2005 on our average cash and cash equivalent balances was approximately 2.3% annualized compared with approximately 1.8% annualized for the twenty-four weeks ended May 14, 2004.

        Interest Expense.    Interest expense increased by $1.4 million to $1.5 million for the twenty-four weeks ended May 13, 2005 from $127,000 for the twenty-four weeks ended May 14, 2004. This increase was due primarily to interest expense incurred during the twenty-four weeks ended May 13, 2005 on the 2.875%, $90 million convertible debt, and the amortization of debt issuance costs.

        Other Expense.    Other expense was $213,000 for the twenty-four weeks ended May 13, 2005 versus $9,000 for the twenty-four weeks ended May 14, 2004. Other expense consists primarily of foreign currency exchange transaction gains and losses. This increase in foreign exchange losses is primarily due to billings and collections from certain clients in a currency other than the local currency in certain of our foreign offices. We continue to manage our foreign currency exchange exposure by hedging movements in exchange rates between the value of the dollar and foreign currencies.

        Provision for Income Taxes.    The provision for income taxes increased by $3.2 million to $8.3 million for the twenty-four weeks ended May 13, 2005 from $5.1 million for the twenty-four weeks ended May 14, 2004. Our effective income tax rate increased to 45.4% for the first twenty-four weeks of fiscal 2005 from 43.0% for the first twenty-four weeks of fiscal 2004. The higher effective tax rate during the first twenty-four weeks of fiscal 2005 was due primarily to a valuation allowance recorded against deferred tax assets of our New Zealand subsidiary because of a change in the estimated losses in that tax jurisdiction in the current fiscal year. We expect our effective income tax rate for fiscal 2005 to be in the range of 44.0% to 45.0%.

        Minority Interest.    Allocations of the minority share of NeuCo's net income result in deductions to our net income, while allocations of the minority share of NeuCo's net loss results in additions to our net income. Minority interest in the results of operations of NeuCo allocable to its other owners was a net loss of $129,000 for the first twenty-four weeks of fiscal 2005 compared with net income of $197,000 for the first twenty-four weeks of fiscal 2004.

        Net Income.    Net income increased by $3.5 million, or 53.1%, to $10.1 million for the twenty-four weeks ended May 13, 2005 from $6.6 million for the twenty-four weeks ended May 14, 2004. Diluted net income per share increased 48.4% to $0.92 per share for the twenty-four weeks ended May 13, 2005 from $0.62 per share for the twenty-four weeks ended May 14, 2004. Diluted weighted average shares outstanding increased by 311,000 shares to 11,017,000 shares for the twenty-four weeks ended May 13, 2005 from 10,706,000 shares for the twenty-four weeks ended May 14, 2004. Net income increased at a greater rate than diluted net income per share due primarily to approximately 304,000 shares that are included in the diluted shares for fiscal 2005, as a result of the convertible debentures, as well as an increase in the in-the-money value of outstanding stock options.

Liquidity and Capital Resources

        General.    In the twenty-four weeks ended May 13, 2005, we had a net decrease in cash and cash equivalents of $15.2 million. We completed the quarter with cash and cash equivalents of $50.4 million, short-term investments of $1.3 million, and working capital of $98.4 million.

        On April 27, 2005, we completed the acquisition of Lee & Allen. We purchased Lee & Allen for approximately $15.9 million valued as of the date of acquisition (after deducting cash acquired, and adding acquisition costs and transaction fees paid or accrued). The $15.9 million purchase price includes $3.8 million in loan notes that were exchanged for 77,343 restricted shares of our common stock. We funded the cash portion of the purchase price from existing cash resources.

        We believe that current cash balances, cash generated from operations, and amounts available under our bank line of credit will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

        Use and Sources of Cash in the twenty-four weeks ended May 13, 2005.    During the first twenty-four weeks of fiscal 2005, we used $11.6 million to acquire Lee & Allen (after deducting cash acquired, and adding acquisition costs and transaction fees paid), $6.0 million for capital expenditures, and $1.7 million from operating activities. Net cash used in operating activities reflected net income of $10.1 million, which included depreciation and amortization expense of $3.2 million, an increase in unbilled services of $7.4 million and accounts receivable of $6.0 million, and a decrease in accounts payable and accrued expenses of $5.7 million. Increased revenue generation led to the increase in unbilled services and accounts receivable. Cash receipts relative to revenues decreased, which led to higher DSO's. The decrease in accounts payable and accrued expenses included approximately $18.0 million paid in bonuses to employee consultants earned in fiscal 2004, partially offset by accrued but not paid current year bonuses and an increase in our provision for income taxes. Sources of cash included $2.7 million in proceeds from the exercise of stock options during the twenty-four weeks ended May 13, 2005.

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

        Pursuant to the terms of the indenture governing the debentures, since the closing stock price has equaled or exceeded the $50 per share contingent conversion trigger price for 20 out of 30 consecutive trading days ending on May 13, 2005, the market price conversion trigger has been satisfied and holders of the debentures may exercise their right to convert the bonds as of the first trading day of the third quarter of fiscal 2005. This test is repeated each fiscal quarter. In June 2005, subsequent to the second quarter of fiscal 2005, we amended our loan agreement with Citizens Bank to increase the existing line of credit from $40 million to $90 million to mitigate the potential liquidity risk, and to provide funding if required, in the event of conversion by the debenture holders. We believe that it is unlikely that a significant percentage of bondholders will exercise their right to convert because the debentures have traded at a premium over their conversion value. The available line of credit is reduced, as necessary, to account for certain letters of credit outstanding. We had approximately $0.7 million of outstanding letters of credit as of May 13, 2005. Therefore, since we have obtained increased long-term financing in accordance with our amended loan agreement and we intend to use amounts available under our bank line of credit in the event debenture holders exercise their rights to convert, in accordance with SFAS No. 6, "Classification of Short-Term Obligations Expected to be Refinanced", we have classified $89.3 million of the $90 million convertible debt as long-term debt as of May 13, 2005 in the accompanying consolidated balance sheet, while the remaining $0.7 million is classified as short-term.

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

        Borrowings under the Revolving Line of Credit.    On January 14, 2004, we entered into a senior loan agreement with Citizens Bank of Massachusetts for a two-year, $40.0 million revolving line of credit. Subject to the terms of the agreement, we may use borrowings under this line of credit for acquisition financing, working capital, general corporate purposes, letters of credit, and foreign exchanges contracts. The available line of credit is reduced, as necessary, to account for certain letters of credit outstanding. In March 2005, we extended the maturity date on the line of credit from January 14, 2006 to April 30, 2007. Other than for letters of credit outstanding, there were no amounts outstanding under this line of credit as of May 13, 2005, and the line of credit then available was $39.3 million.

        In June 2005, subsequent to the second quarter of fiscal 2005, we amended our loan agreement with Citizens Bank to increase the existing line of credit from $40 million to $90 million to mitigate the potential liquidity risk, and to provide funding if required, in the event of conversion by the debenture holders. Funds available under the expanded facility will allow us to continue to classify up to $90 million of our convertible debentures as long-term debt, rather than short-term, and will give us additional flexibility to meet our unforeseen financial requirements.

        Borrowings under our credit facility bear interest, at our option, either at LIBOR plus an applicable margin or at the prime rate. Applicable margins range from 0.75% to 1.50%, depending on the ratio of our consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the preceding four fiscal quarters, subject to various adjustments stated in the senior loan agreement. These margins are adjusted both quarterly and each time we borrow under the credit facility. Interest is payable monthly. A commitment fee of 0.165% is payable on the unused portion of the credit facility. Borrowings under the credit facility are secured by 100% of the stock of certain of our U.S. subsidiaries and by 65% of the stock of certain of our foreign subsidiaries, amounting to net assets of approximately $53 million as of May 13, 2005.

        Debt Restrictions.    Under our senior credit agreement, we must comply with various financial and non-financial covenants. The financial covenants require us to maintain a minimum consolidated working capital of $25.0 million and require us to comply with a consolidated total debt to EBITDA ratio of not more than 3.5 to 1.0 and a consolidated senior debt to EBITDA ratio of not more than 2.0 to 1.0. Compliance with these financial covenants is tested on a fiscal quarterly basis, commencing with the first quarter of fiscal 2004. In March 2005, we amended the definition of "current liabilities"

included in the working capital covenant of the senior credit agreement to exclude any convertible subordinated debt for which we have not been notified of the intention to convert. The non-financial covenants of the senior credit agreement prohibit us from paying dividends and place certain restrictions on our ability to incur additional indebtedness, repurchase our securities, engage in acquisitions or dispositions, and enter into business combinations. Any indebtedness outstanding under the senior credit facility may become immediately due and payable upon the occurrence of stated events of default, including our failure to pay principal, interest or fees or a violation of any financial covenant.

        As of May 13, 2005, we were in compliance with our covenants under the senior credit agreement.

        Other Matters.    As part of our business, we regularly evaluate opportunities to acquire other consulting firms, practices or groups or other businesses. In recent years, we have typically paid for acquisitions with cash, our common stock, and borrowings under our revolving credit facility, and we may continue to do so in the future. To pay for an acquisition, we may use cash on hand, cash generated from our operations or borrowings under our revolving credit facility, or we may pursue other forms of financing. Our ability to secure short-term and long-term debt or equity financing in the future will depend on several factors, including our future profitability, the levels of our debt and equity, restrictions under our existing line of credit with Citizens Bank of Massachusetts, and the overall credit and equity market environments.

        On June 14, 2005, we announced plans to offer 1,899,227 shares of our common stock in an underwritten public offering from our existing shelf registration statement. It is expected that we will offer 710,000 shares of common stock and that selling stockholders will offer 1,189,227 shares. The underwriters will be granted an option to purchase up to an additional 284,884 shares of our common stock to cover over-allotments.

        The offering will be managed by J.P. Morgan Securities Inc. and William Blair & Company L.L.C. as joint book-running managers, with Piper Jaffray & Co. and Adams Harkness, Inc. as co-managers.

        We intend to use the net proceeds from the offering for general corporate purposes, including working capital and possible acquisitions of and investments in complementary businesses. We will not receive any net proceeds from the sale of shares by existing stockholders.

        The description of the offering in this quarterly report does not constitute an offer to sell or the solicitation of an offer to buy any of the securities. The offering of shares of common stock may be made only by means of a prospectus supplement and the accompanying prospectus.

        In connection with our acquisition of InteCap, certain InteCap employees purchased an aggregate of 87,316 shares of common stock in exchange for full recourse, interest-bearing notes, maturing in June 2007, totaling approximately $2.9 million. These notes are recorded as a reduction of stockholders' equity as of May 13, 2005, net of principal payments received.

        Contingencies.    In connection with the Lee & Allen acquisition completed during the second quarter of fiscal 2005, and with the NECG and TCA acquisitions completed in fiscal 2004, we agreed to pay additional consideration, in cash and our stock, contingent on the achievement of certain performance targets by the respective acquired businesses. We believe that we will have sufficient funds to satisfy any obligations related to the contingent consideration. We expect to fund these contingent cash payments, if any, from existing cash resources and cash generated from operations.

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

We depend upon key employees to generate revenue

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

Our failure to manage growth successfully could adversely affect our revenues and results of operations

        Any failure on our part to manage growth successfully could adversely affect our revenues and results of operations. Over the last several years, we have continued to open offices in new geographic areas, including foreign locations, and to expand our employee base as a result of internal growth and acquisitions, including our recent acquisitions of Lee & Allen, NECG, TCA, and InteCap. We expect that this trend will continue over the long term. Opening and managing new offices often requires extensive management supervision and increases our overall selling, general, and administrative expenses. Expansion creates new and increased management, consulting, and training responsibilities for our employee consultants. Expansion also increases the demands on our internal systems, procedures, and controls, and on our managerial, administrative, financial, marketing, and other resources. We depend heavily upon the managerial, operational, and administrative skills of our officers, particularly James C. Burrows, our President and Chief Executive Officer, to manage our expansion. New responsibilities and demands may adversely affect the overall quality of our work.

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

We derive our revenues from a limited number of large engagements

        We derive a portion of our revenues from a limited number of large engagements. If we do not obtain a significant number of new large engagements each year, our business, financial condition, and results of operations could suffer. In general, the volume of work we perform for any particular client varies from year to year, and due to the specific engagement nature of our practice, a major client in one year may not hire us in the following year.

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

Our business could suffer if we are unable to hire additional qualified consultants as employees

        Our business continually requires us to hire highly qualified, highly educated consultants as employees. Our failure to recruit and retain a significant number of qualified employee consultants could limit our ability to accept or complete engagements and adversely affect our revenues and results of operations. Relatively few potential employees meet our hiring criteria, and we face significant competition for these employees from our direct competitors, academic institutions, government agencies, research firms, investment banking firms, and other enterprises. Many of these competing employers are able to offer potential employees significantly greater compensation and benefits or more attractive lifestyle choices, career paths, or geographic locations than we can. Competition for these employee consultants has increased our labor costs, and a continuation of this trend could adversely affect our margins and results of operations.

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

        As of May 13, 2005, we had non-competition agreements with 39 of our non-employee experts. The limitation or termination of any of their relationships with us, or competition from any of them after these agreements expire, could harm our reputation, reduce our business opportunities and adversely affect our revenues and results of operations.

        To meet our long-term growth targets, we need to establish ongoing relationships with additional non-employee experts who have reputations as leading experts in their fields. We may be unable to establish relationships with any additional non-employee experts. In addition, any relationships that we do establish may not help us meet our objectives or generate the revenues or earnings that we anticipate.

Acquisitions may disrupt our operations or adversely affect our results

        We regularly evaluate opportunities to acquire other businesses. The expenses we incur evaluating and pursuing acquisitions could adversely affect our results of operations. If we acquire a business, such as our recent acquisitions of Lee & Allen, NECG, TCA, and InteCap, we may be unable to manage it profitably or successfully integrate its operations with our own. Moreover, we may be unable to realize the financial, operational, and other benefits we anticipate from these acquisitions or any other acquisition. Competition for future acquisition opportunities in our markets could increase the price we pay for businesses we acquire and could reduce the number of potential acquisition targets. Further, acquisitions may involve a number of special financial and business risks, such as:

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

        Particularly as a result of our acquisition in May 2002 of certain assets of the U.K. operations of the Chemical and Energy Vertical consulting practice of the then Arthur D. Little corporation (Arthur D. Little is now known as Dehon, Inc.), we conduct a portion of our business in the Middle East. The ongoing military conflicts in the region have significantly interrupted our business operations in that region and have slowed the flow of new opportunities and proposals, which ultimately have adversely affected our revenues and results of operations.

        If our international revenues increase relative to our total revenues, these factors could have a more pronounced effect on our operating results.

Our debt obligations may adversely impact our financial performance

        In June and July of 2004, we issued a total of $90.0 million of 2.875% convertible senior subordinated debentures due 2034. We have previously operated with little or no debt, and our previous payments of interest have not been material. The interest we will be required to pay on these debentures will reduce our net income each year until the debentures are no longer outstanding. The terms of the debentures also include provisions that could accelerate our obligation to repay all amounts outstanding under the debentures if certain events happen, such as our failure to pay interest in a timely manner, failure to pay principal upon redemption or repurchase, failure to deliver cash, shares of common stock, or other property upon conversion and other specified events of default. In addition, on June 15, 2011, June 15, 2014, June 15, 2019, June 15, 2024 and June 15, 2029, or following specified fundamental changes, holders of the debentures may require us to repurchase their debentures for cash. On December 14, 2004, we irrevocably elected to settle with cash 100% of the principal amount of the debentures upon conversion thereof, and holders of the debentures may convert them if our stock price exceeds $50 per share for at least 20 out of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. On May 12, 2005, the last reported sales price of our common stock was greater than $50 per share for the twentieth day in the thirty consecutive trading day period ending on the last day of our second fiscal quarter. Because of this occurrence, holders of the debentures may convert them during our third fiscal quarter ending on September 2, 2005. This test is repeated each fiscal quarter. In June 2005, subsequent to the second quarter of fiscal 2005, we amended our loan agreement with Citizens Bank to increase the existing line of credit from $40 million to $90 million to mitigate the potential liquidity risk, and to provide funding if required, in the event of conversion by the debenture holders. We intend to use the amounts available under our bank line of credit, in the event debenture holders exercise their rights to convert. The degree to which we are leveraged could adversely affect our ability to obtain further financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. The terms of any such refinancing could be significantly less favorable to us and could adversely affect our results of operations.

Our clients may be unable to pay us for our services

        Our clients include some companies that may from time to time encounter financial difficulties. If a client's financial difficulties become severe, the client may be unwilling or unable to pay our invoices in the ordinary course of business, which could adversely affect collections of both our accounts receivable and unbilled services. On occasion, some of our clients have entered bankruptcy, which has prevented us from collecting amounts owed to us. The bankruptcy of a client with a substantial account receivable could adversely affect our financial condition and results of operations. A small number of clients who have paid sizable invoices later declared bankruptcy, and a court determination that we were not properly entitled to that payment may require repayment of some or all of the amount we received, which could adversely affect our financial condition and results of operations.

Fluctuations in our quarterly revenues and results of operations could depress the market price of our common stock

        We may experience significant fluctuations in our revenues and results of operations from one quarter to the next. If our revenues or net income in a quarter or our guidance for future periods fall below the expectations of securities analysts or investors, the market price of our common stock could fall significantly. Our results of operations in any quarter can fluctuate for many reasons, including:

  •
  the number of weeks in our fiscal quarter;

  •
  the number, scope, and timing of ongoing client engagements;

  •
  the extent to which we can reassign our employee consultants efficiently from one engagement to the next;

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

Potential conflicts of interests may preclude us from accepting some engagements

        We provide our services primarily in connection with significant or complex transactions, disputes, or other matters that are usually adversarial or that involve sensitive client information. Our engagement by a client may preclude us from accepting engagements with the client's competitors or adversaries because of conflicts between their business interests or positions on disputed issues or other reasons. Accordingly, the nature of our business limits the number of both potential clients and potential engagements. Our recent acquisitions of Lee & Allen, NECG, TCA, and InteCap have significantly expanded our client base, which may increase the frequency with which we encounter conflicts of interest. Moreover, in many industries in which we provide consulting services, such as in the telecommunications industry, there has been a continuing trend toward business consolidations and strategic alliances. These consolidations and alliances reduce the number of potential clients for our services and increase the chances that we will be unable to continue some of our ongoing engagements or accept new engagements as a result of conflicts of interests.

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

Competition from other economic and business consulting firms could hurt our business

        The market for economic and business consulting services is intensely competitive, highly fragmented, and subject to rapid change. We may be unable to compete successfully with our existing competitors or with any new competitors. In general, there are few barriers to entry into our markets, and we expect to face additional competition from new entrants into the economic and business consulting industries. In the legal and regulatory consulting market, we compete primarily with other economic and financial consulting firms and individual academics. In the business consulting market, we compete primarily with other business and management consulting firms, specialized or industry-specific consulting firms, the consulting practices of large accounting firms, and the internal professional resources of existing and potential clients. Many of our competitors have national or international reputations as well as significantly greater personnel, financial, managerial, technical, and marketing resources than we do, which could enhance their ability to respond more quickly to technological changes, to finance acquisitions, and to fund internal growth. Some of our competitors also have a significantly broader geographic presence than we do.

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

We could incur substantial costs protecting our proprietary rights from infringement or defending against a claim of infringement

        As a professional services organization, we rely on non-competition and non-solicitation agreements with many of our employees and non-employee experts to protect our proprietary business interests. These agreements, however, may offer us only limited protection and may not be enforceable in every jurisdiction. In addition, we may incur substantial costs trying to enforce these agreements.

        Our services may involve the development of custom business processes or solutions for specific clients. In some cases, the clients retain ownership or impose restrictions on our ability to use the business processes or solutions developed from these projects. Issues relating to the ownership of business processes or solutions can be complicated, and disputes could arise that affect our ability to resell or reuse business processes or solutions we develop for clients.

        In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We could incur substantial costs in prosecuting or defending any intellectual property litigation. For example, our NeuCo subsidiary has recently been sued for patent infringement by one of its competitors. While we are contesting the complaint, we cannot be certain that we will prevail. We may be required to incur substantial costs in defending this litigation or other similar litigation in the future, which could adversely affect our operating results and financial condition.

        Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain and use information that we regard as proprietary. Litigation may be necessary in the future to enforce our proprietary rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any such resulting litigation could result in substantial costs and diversion of resources and could adversely affect our business, operating results and financial condition. Any failure by us to protect our proprietary rights could adversely affect our business, operating results and financial condition.

Our reported earnings per share may be more volatile because of the accounting standards, rules, and regulations as they relate to the dilutive effect of our convertible senior subordinated debentures

        Holders of our 2.875% convertible senior subordinated debentures due 2034 may convert the debentures only under certain circumstances, including certain stock price-related conversion contingencies. Under accounting regulations effective for periods through December 15, 2004, until the contingent conversion condition was met, any shares underlying our debentures were not included in the calculation of diluted earnings per share. Under current accounting regulations, effective for periods ending after December 15, 2004, contingently convertible securities should be included in diluted earnings per share computations regardless of whether a stock price-related conversion contingency has been met. Under a proposed amendment to SFAS No. 128, in order to remain under the treasury stock method of accounting, issuers of debentures such as ours must commit, contractually and irrevocably, to settle the par value of the debentures in cash. On December 14, 2004, we elected, contractually and irrevocably, to settle the par value of our debentures with cash. As a result of our election, we must settle the conversion of the debentures, as follows: (i) $1,000 in cash per $1,000 principal amount of debentures converted; and (ii) in cash or shares of our common stock (at our further election, except for cash in lieu of fractional shares), any conversion obligation that exceeds the principal amount of the debentures converted.

        We will continue to account for the debentures under the treasury stock method of accounting. The treasury stock method of accounting allows us to report dilution only when our average stock price per share for the reporting period exceeds the $40 conversion price and only to the extent of the additional shares we may be required to issue in the event our conversion obligation exceeds the principal amount of the debentures converted. For the first $1 per share that our average stock price exceeds the $40 conversion price of the debentures, we will include approximately 55,000 additional shares in our diluted share count. For the second $1 per share that our average stock price exceeds the $40 conversion price, we will include approximately 52,000 additional shares, for a total of approximately 107,000 shares, in our diluted share count, and so on, with the additional shares' dilution falling for each $1 per share that our average stock price exceeds $40 if the stock price rises further above $40 (see table, below).

"TREASURY" METHOD OF ACCOUNTING FOR SHARE DILUTION

Conversion Price:	$40
Number of Underlying Shares:	2,250,000
Formula:	Number of extra dilutive shares created = ((Stock Price - Conversion Price)* Underlying Shares)/Stock Price
Condition:	Only applies when share price exceeds $40
Stock Price	Conversion Price	Price Difference	Include in Share Count	Per $1 Share Dilution
$40	$40	$0	0	0
$41	$40	$1	54,878	54,878
$42	$40	$2	107,143	53,571
$45	$40	$5	250,000	50,000
$50	$40	$10	450,000	45,000
$55	$40	$15	613,636	40,909
$60	$40	$20	750,000	37,500
$65	$40	$25	865,385	34,615
$70	$40	$30	964,286	32,143
$75	$40	$35	1,050,000	30,000
$80	$40	$40	1,125,000	28,125

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

The market price of our common stock may be volatile

        The market price of our common stock has been volatile. Over the period from May 14, 2004 to May 13, 2005, the trading price of our common stock ranged from $27.37 to $54.71. Many factors may cause the market price of our common stock to fluctuate significantly, including the following:

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

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

        As of May 13, 2005, we were exposed to market risks, which include primarily changes in U.S. interest rates and foreign currency exchange rates.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Vice Chairman, Executive Vice President, and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and our Vice Chairman, Executive Vice President, and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC's rules and forms.

Evaluation of Changes in Internal Control over Financial Reporting

        Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Vice Chairman, Executive Vice President, and Chief Financial Officer, we have determined that, during the second quarter of fiscal 2005, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to affect, materially our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

        On March 15, 2005, Pegasus Technologies, Inc. filed a complaint against our subsidiary NeuCo, Inc. in the United States District Court for the Northern District of Ohio alleging patent infringement. The complaint seeks, among other remedies, preliminary and permanent injunctions, and damages. The complaint was subsequently amended on May 10, 2005 to specify particular patents at issue. We have been informed by NeuCo's counsel that NeuCo intends to contest the amended complaint vigorously.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

        On May 11, 2005, we issued an aggregate of 77,343 shares of our common stock to the former shareholders of Lee & Allen Consulting Limited, as part of the consideration paid by us to acquire Lee & Allen Consulting Limited. We relied on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving any public offering.

        On June 16, 2005, we issued an aggregate of $3.8 million in loan notes to the former shareholders of Economics of Competition & Litigation Limited (formerly known as Lexecon Limited), as part of the consideration paid by us to acquire Economics of Competition & Litigation Limited. The loan notes are exchangeable for an aggregate of 70,533 shares of our common stock. We relied on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving any public offering.

ITEM 4. Submission of Matters to a Vote of Security Holders

        On May 6, 2005 we held our annual meeting of shareholders. Our shareholders elected Rowland T. Moriarty, William F. Concannon, and Steven C. Salop to serve as Class I directors for three-year terms. In addition, the terms of office of our other directors, Basil L. Anderson, James C. Burrows, Franklin M. Fisher, Ronald T. Maheu, Nancy L. Rose, and Carl Shapiro continued after our annual meeting of shareholders. Our shareholders also voted to approve an amendment to our Articles of Organization to change our name to CRA International, Inc.

The votes cast to elect the Class I directors were:

Director	Votes For	Votes Withheld
Rowland T. Moriarty	7,663,970	932,518
William F. Concannon	7,391,853	1,204,635
Steven C. Salop	7,653,154	943,334

        The votes cast to amend our Articles of Organization to change our name to CRA International, Inc. were:

For	Against	Abstain	No Vote
8,554,106	20,016	22,366	0

ITEM 6. Exhibits

Item No.	Description
3.1
Articles of Amendment to Articles of Organization of CRA International, Inc. filed with the Secretary of the Commonwealth of Massachusetts on May 6, 2005 (included as Exhibit 99.1 to our current report on Form 8-K filed May 11, 2005 and incorporated by reference herein).
10.1
First Amendment to Loan Agreement, dated as of March 29, 2005, by and between CRA International, Inc. (formerly known as Charles River Associates Incorporated) and Citizens Bank of Massachusetts (included as Exhibit 10.1 to our current report on Form 8-K filed April 1, 2005 and incorporated by reference herein).
10.2
First Amendment to Revolving Note, dated as of March 29, 2005, by and between CRA International, Inc. (formerly known as Charles River Associates Incorporated) and Citizens Bank of Massachusetts (included as Exhibit 10.2 to our current report on Form 8-K filed April 1, 2005 and incorporated by reference herein).
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1	Section 1350 certification

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

CRA INTERNATIONAL, INC.
Date: June 21, 2005	By:	/s/ JAMES C. BURROWS President, Chief Executive Officer
Date: June 21, 2005	By:	/s/ J. PHILLIP COOPER Vice Chairman, Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Item No.	Description
3.1	Articles of Amendment to Articles of Organization of CRA International, Inc. filed with the Secretary of the Commonwealth of Massachusetts on May 6, 2005 (included as Exhibit 99.1 to our current report on Form 8-K filed May 11, 2005 and incorporated by reference herein).
10.1
First Amendment to Loan Agreement, dated as of March 29, 2005, by and between CRA International, Inc. (formerly known as Charles River Associates Incorporated) and Citizens Bank of Massachusetts (included as Exhibit 10.1 to our current report on Form 8-K filed April 1, 2005 and incorporated by reference herein).
10.2
First Amendment to Revolving Note, dated as of March 29, 2005, by and between CRA International, Inc. (formerly known as Charles River Associates Incorporated) and Citizens Bank of Massachusetts (included as Exhibit 10.2 to our current report on Form 8-K filed April 1, 2005 and incorporated by reference herein).
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1	Section 1350 certification