Form 10-Q
period 2005-09-02
CRA INTERNATIONAL, INC.
filed 2005-10-12
CIK 1053706

Use these links to rapidly review the document
INDEX

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 2, 2005
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of October 10, 2005, CRA had outstanding 11,241,600 shares of common stock.

CRA International, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

CRA International, Inc.

Condensed Consolidated Statements of Income (unaudited)

(In thousands, except per share data)

	Sixteen Weeks Ended		Forty Weeks Ended
	September 2, 2005	September 3, 2004	September 2, 2005	September 3, 2004
Revenues	$92,515	$74,205	$221,674	$158,400
Costs of services	54,893	45,569	131,925	94,114

Gross profit	37,622	28,636	89,749	64,286
Selling, general and administrative expenses	23,865	17,216	56,583	41,187

Income from operations	13,757	11,420	33,166	23,099
Interest income	660	236	1,272	618
Interest expense	(1,044)	(747)	(2,579)	(874)
Other income (expense)	103	(206)	(110)	(214)

Income before provision for income taxes and minority interest	13,476	10,703	31,749	22,629
Provision for income taxes	(5,458)	(5,507)	(13,752)	(10,635)

Income before minority interest	8,018	5,196	17,997	11,994
Minority interest	(132)	177	(3)	(20)

Net income	$7,886	$5,373	$17,994	$11,974

Net income per share:
Basic	$0.73	$0.54	$1.75	$1.19

Diluted	$0.66	$0.52	$1.58	$1.13

Weighted average number of shares outstanding:
Basic	10,782	9,909	10,308	10,072

Diluted	12,010	10,352	11,416	10,564

See accompanying notes.

CRA International, Inc.

Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except share data)

	September 2, 2005	November 27, 2004
Assets
Current assets:
Cash and cash equivalents	$103,593	$65,611
Short-term investments	771	2,200
Accounts receivable, net of allowances for doubtful accounts of $4,367 in 2005 and $3,435 in 2004	56,909	51,951
Unbilled services	30,903	23,580
Prepaid expenses and other assets	4,787	7,091
Deferred income taxes	11,947	12,389

Total current assets	208,910	162,822
Property and equipment, net	26,192	18,528
Goodwill	119,094	91,480
Intangible assets, net of accumulated amortization of $2,545 in 2005 and $1,784 in 2004	3,835	3,029
Deferred income taxes, net of current portion	5,907	8,036
Other assets	5,465	4,916

Total assets	$369,403	$288,811

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$14,961	$11,609
Accrued expenses	49,942	46,162
Deferred revenue and other liabilities	2,515	2,650
Current portion of notes payable to former stockholders	972	1,082

Total current liabilities	68,390	61,503
Notes payable to former stockholders, net of current portion	1,214	1,214
Convertible debentures payable	90,000	90,000
Deferred rent	2,598	3,154
Deferred compensation	2,865	2,865
Deferred income taxes	840	864
Minority interest	2,188	2,185
Commitments and contingencies
Stockholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 11,241,600 and 9,923,390 shares issued and outstanding in 2005 and 2004, respectively.	118,794	61,831
Receivables from employees	(3,464)	(3,765)
Unearned stock compensation	(17)	(22)
Retained earnings	82,984	64,990
Foreign currency translation	3,011	3,992

Total stockholders' equity	201,308	127,026

Total liabilities and stockholders' equity	$369,403	$288,811

See accompanying notes.

CRA International, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Forty Weeks Ended
	September 2, 2005	September 3, 2004
Operating activities:
Net income	$17,994	$11,974
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,789	3,580
Loss on disposal of property and equipment	67	—
Deferred rent	(551)	(289)
Tax benefit on stock option exercises	4,917	—
Deferred income taxes	2,998	(28)
Minority interest	3	20
Changes in operating assets and liabilities, exclusive of acquisitions:
Accounts receivable	(44)	(5,327)
Unbilled services	(5,170)	163
Prepaid expenses and other assets	2,394	672
Accounts payable, accrued expenses, and other liabilities	(298)	2,678

Net cash provided by operating activities	28,099	13,443
Investing activities:
Purchase of property and equipment	(12,144)	(6,212)
Sale of investments	1,797	2,337
Purchases of investments	(368)	(455)
Acquisition of business, net of cash acquired	(24,193)	(79,074)

Net cash used in investing activities	(34,908)	(83,404)
Financing activities:
Collections on receivables from stockholders	286	69
Payments on notes payable to former stockholders	(110)	(308)
Proceeds from line of credit	—	39,600
Payment on line of credit	—	(39,600)
Proceeds from convertible debt offering	—	90,000
Proceeds from equity offering, net of offering costs	35,938	—
Payment of debt issuance costs	—	(2,834)
Issuance of common stock upon exercise of stock options	8,401	2,551
Repurchase of common stock	—	(19,998)

Net cash provided by financing activities	44,515	69,480
Effect of foreign exchange rates on cash and cash equivalents	276	(27)

Net increase (decrease) in cash and cash equivalents	37,982	(508)
Cash and cash equivalents at beginning of period	65,611	60,497

Cash and cash equivalents at end of period	$103,593	$59,989

Non-cash financing activities:
Notes receivable in exchange for shares	$100	$3,315

Repurchase of shares in exchange for note receivable	$—	$2,431

Issuance of common stock for acquired business	$7,616	$—

Supplemental cash flow information:
Cash paid for income taxes	$4,637	$11,734

Cash paid for interest	$2,628	$—

See accompanying notes.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.    Description of Business

        CRA International, Inc., formerly known as Charles River Associates Incorporated (the "Company," or "CRA"), is an economic, financial, and business consulting firm that applies advanced analytic techniques and in-depth industry knowledge to complex engagements for a broad range of clients. CRA offers two types of services: legal and regulatory consulting and business consulting. CRA operates in only one business segment, which is consulting services. On May 6, 2005, the Company filed with the Secretary of the Commonwealth of Massachusetts an Amendment to its Articles of Organization to change its name to CRA International, Inc. The name change reflects the Company's global presence in the economic, financial and management consulting industry.

        On April 30, 2004, CRA completed its acquisition of InteCap, Inc. ("InteCap"), a leading intellectual property consulting firm in the United States specializing in economic, financial, and strategic issues related to intellectual property and complex commercial disputes.

        On November 12, 2004, CRA completed its acquisition of certain assets and liabilities of Tabors Caramanis & Associates ("TCA"), a Cambridge, Massachusetts-based economics and engineering consulting firm specializing in policy development, business planning, productivity improvement, technical analysis, and project implementation in the energy and utility sectors.

        On November 18, 2004, CRA's Australian subsidiary completed its acquisition of Network Economics Consulting Group Pty Ltd. ("NECG"), a premier provider of regulatory and economic consulting services in the Asia Pacific region to clients in the energy, telecom, transportation, and other industries.

        On April 27, 2005, CRA's U.K. subsidiary completed its acquisition of Lee & Allen Consulting Limited ("Lee & Allen"), a London-based consulting firm offering financial and dispute resolution and forensic accounting services to the corporate, legal, and regulatory markets.

        On June 16, 2005, CRA's U.K. subsidiary completed the acquisition of Economics of Competition and Litigation Limited ("ECL"), formerly known as Lexecon Ltd, a London-based provider of competition economics in Europe.

2.    Unaudited Interim Consolidated Financial Statements and Estimates

        The condensed consolidated statements of income for the sixteen and forty weeks ended September 2, 2005, and September 3, 2004, the condensed consolidated balance sheet as of September 2, 2005, and the condensed consolidated statements of cash flows for the forty weeks ended September 2, 2005, and September 3, 2004, are unaudited. The November 27, 2004 consolidated balance sheet is derived from CRA's audited consolidated financial statements included in its Annual Report on Form 10-K as of that date. In the opinion of management, these statements include all adjustments necessary for a fair presentation of CRA's consolidated financial position, results of operations, and cash flows. As further disclosed in Note 7, the consolidated statements of income include the operations of InteCap, TCA, NECG, Lee & Allen, and ECL since their respective dates of acquisition.

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

3.    Principles of Consolidation

        The consolidated financial statements include the accounts of CRA, its wholly owned subsidiaries, and NeuCo, Inc. ("NeuCo"), a company founded by CRA and an affiliate of Commonwealth Energy Systems in June 1997. CRA's interest in NeuCo was 49.9 percent as of September 2, 2005, which combined with other considerations represented control. As of September 3, 2004, CRA's interest in NeuCo was 58.8 percent. NeuCo's financial results have been consolidated with that of CRA for all fiscal periods presented. In October 2004, NeuCo issued additional shares to a minority interest stockholder in exchange for a note receivable. In addition, certain NeuCo employees and directors exercised stock options during fiscal 2004 and fiscal 2005. As a result of these share transactions, CRA's interest in NeuCo decreased to 49.9 percent as of September 2, 2005. These share transactions have been recorded as adjustments to capital. The portion of the results of operations of NeuCo allocable to its other owners is shown as "minority interest" on CRA's consolidated statements of income, and that amount, along with the capital contributions to NeuCo of its other owners, is shown as "minority interest" on CRA's condensed consolidated balance sheets. All significant intercompany accounts have been eliminated.

4.    Reclassifications

        Certain amounts in prior periods' consolidated financial statements presented have been reclassified to conform to the current year's presentation. This reclassification includes separate disclosures for "sale of investments" and "purchases of investments" on the condensed consolidated statements of cash flows, which were previously within "sale (purchase) of investments, net".

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

        Revenues also include reimbursements, or expenses billed to clients, including travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. These reimbursable expenses included in revenues are as follows (in thousands):

	Sixteen Weeks Ended		Forty Weeks Ended
	September 2, 2005	September 3, 2004	September 2, 2005	September 3, 2004
Reimbursable expenses billed to clients	$10,977	$10,554	$25,436	$21,961

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

7.    Business Acquisitions

        On June 16, 2005, CRA's U.K. subsidiary completed the acquisition of all of the equity of ECL, a London-based provider of competition economics in Europe, formerly known as Lexecon Ltd. CRA purchased ECL for approximately $15.3 million valued as of the date of acquisition (after deducting cash acquired, and adding acquisition costs and transaction fees paid or accrued). The purchase price consisted of $11.5 million in cash and $3.8 million in loan notes that were exchanged for 70,533 restricted shares of CRA stock. CRA may be required to pay additional purchase consideration over the next four years following the transaction if specific performance targets are met, which will ultimately be settled in cash or CRA stock. On a preliminary basis, CRA anticipates that any additional payments related to this contingency will be accounted for as additional goodwill. The acquisition has been accounted for under the purchase method of accounting, and the results of operations have been included in the accompanying statements of operations from the date of acquisition. The ECL acquisition added approximately 25 employee consultants. CRA's management believes the acquisition provides the Company with a stronger foundation for growth in the expanding economics consulting market in Europe, and provides additional expansion opportunities in South Africa.

        On April 27, 2005, CRA's U.K. subsidiary completed the acquisition of all of the equity of Lee & Allen, a London-based consulting firm offering financial dispute resolution and forensic accounting services to the corporate, legal, and regulatory markets. CRA purchased Lee & Allen for approximately $16.5 million valued as of the date of the acquisition (after deducting cash acquired, and adding acquisition costs and transaction fees paid or accrued). The purchase price consisted of $12.7 million in cash and $3.8 million in loan notes that were exchanged for 77,343 restricted shares of its common stock. CRA may be required to pay additional purchase consideration over the next four years following the transaction, in cash and CRA stock, if specific performance targets are met. On a preliminary basis, CRA anticipates that any additional payments related to this contingency will be accounted for as additional goodwill. The acquisition has been accounted for under the purchase method of accounting, and the results of operations have been included in the accompanying statements of operations from the date of acquisition. The Lee & Allen acquisition added approximately 40 employee consultants, and management believes it provides CRA with opportunities to expand further into continental Europe while addressing our corporate goal of boosting the performance of CRA's existing London operation.

        The following is a preliminary allocation of the purchase price to the estimated fair value of assets acquired and liabilities assumed for the ECL and Lee & Allen acquisitions, based upon management's current estimates of respective fair values. The allocation of the purchase price will be finalized as CRA receives other information relevant to the acquisition, including a valuation and appraisal of the intangibles, and completes its analysis of other transaction-related costs, such as restructuring activities related to lease obligations. The final purchase price allocations for these acquisitions may be different from the preliminary estimates presented below. The impact of any adjustments to the final purchase price allocations is not expected to be material to CRA's results of operations for fiscal 2005.

	ECL	Lee & Allen	Total
	(In thousands)
Assets Acquired:
Accounts receivable	$1,485	$3,644	$5,129
Unbilled services	2,227	142	2,369
Prepaid expenses and other current assets	446	609	1,055
Property and equipment	235	442	677
Intangible assets	765	798	1,563
Goodwill	13,794	14,982	28,776

Total assets acquired	$18,952	$20,617	$39,569
Liabilities Assumed:
Accounts payable	$509	$236	$745
Accrued expenses	624	623	1,247
Taxes payable	166	2,125	2,291
Salaries and wages payable	2,316	1,107	3,423

Total liabilities assumed	$3,615	$4,091	$7,706
Net assets acquired	$15,337	$16,526	$31,863

        The net assets acquired relating to the ECL and Lee & Allen acquisitions represent the value of the assets acquired and liabilities assumed as of the date of acquisition.

        In connection with the ECL and Lee & Allen acquisitions, CRA is expected to incur restructuring costs to eliminate duplicate offices. Such costs have not yet been determined, but are expected to be recognized by CRA in the fourth quarter of fiscal 2005 as a liability assumed as of the acquisition date, resulting in additional goodwill.

        On April 30, 2004, CRA completed the acquisition of all of the equity of InteCap, a leading intellectual property consulting firm in the United States specializing in economic, financial, and strategic issues related to intellectual property and complex commercial disputes. CRA purchased InteCap from InteCap's institutional investor, GTCR Golder Rauner, LLC, members of InteCap's management, and other shareholders for approximately $79.4 million (after deducting cash acquired, and adding acquisition costs and transaction fees paid or accrued). CRA funded the purchase price from existing cash resources and borrowings of $39.6 million under its $40.0 million line of credit. In connection with the acquisition, certain InteCap employees purchased an aggregate of 87,316 shares of common stock in exchange for full recourse notes totaling approximately $2.9 million. The notes mature in June 2007, and bear interest at 1.47% per annum.

        The InteCap acquisition added approximately 130 consulting professionals to CRA. The addition of InteCap expanded CRA's geographic footprint into key markets such as Chicago and New York, and strengthened its presence in Houston, Silicon Valley, Boston and Washington, D.C. InteCap's operating results have been included in the accompanying statements of income beginning May 1, 2004. An allocation of the $79.4 million purchase price to the estimated fair value of assets acquired and liabilities assumed has been recorded, which includes a valuation and appraisal of the intangible assets, and an analysis of net deferred tax assets acquired.

        On November 12, 2004, CRA completed the acquisition of certain assets and liabilities of TCA, a Cambridge, Massachusetts-based economics and engineering consulting firm, for a purchase price of $7.2 million (after adding a working capital adjustment, acquisition costs, and transaction fees paid or accrued). The purchase price consisted of $6.2 million in cash and 24,495 restricted shares of its common stock valued at $1.0 million. CRA may be required to pay additional purchase consideration over the two years following the transaction, in cash and CRA stock, if specific performance targets are met. Any additional payments related to this contingency will be accounted for as additional goodwill. The acquisition has been accounted for under the purchase method of accounting, and the results of operations have been included in the accompanying statements of operations from the date of acquisition. The TCA acquisition added 15 employee consultants and expands CRA's core competency in worldwide energy consulting. A preliminary allocation of the $7.2 million purchase price to the estimated fair value of assets acquired and liabilities assumed has been recorded based upon management's estimates of respective fair values.

        On November 18, 2004, CRA completed the acquisition of NECG, an Australian-based regulatory and economic consulting firm, for a purchase price of approximately $9.8 million valued as of the date of the acquisition (after deducting cash acquired, and after adding acquisition costs and transaction fees paid or accrued), consisting of $6.8 million in cash and 75,261 restricted shares of its common stock valued at $3.0 million. CRA may be required to pay additional purchase consideration over the three years following the transaction, in cash and CRA stock, if specific performance targets are met. On a preliminary basis, CRA anticipates that any additional payments related to this contingency will be accounted for as additional goodwill. The acquisition has been accounted for under the purchase method of accounting, and the results of operations have been included in the accompanying statements of operations from the date of acquisition. The NECG acquisition added 34 employee consultants, and management believes it greatly enhances CRA's position in the Australian regulatory market, providing CRA with an important platform for growth in the Asia Pacific region. A preliminary allocation of the $9.8 million purchase price to the estimated fair value of assets acquired and liabilities assumed has been recorded based upon management's estimates of respective fair values.

        In connection with the InteCap acquisition, CRA incurred $0.6 million of restructuring costs as a result of the elimination of duplicate offices and employee termination benefit payments. Such costs have been recognized by CRA as a liability assumed as of the acquisition date, resulting in additional goodwill. These restructuring costs consisted of $0.5 million of lease obligations related to the closed facilities and $0.1 million of payments for three terminated employees. As of September 2, 2005, all of the lease obligations and payments to terminated employees have been paid.

        CRA has not provided pro forma financial information relating to the ECL, Lee & Allen, NECG, and TCA acquisitions, because such information is not material. The pro forma financial information related to the InteCap acquisition is presented below.

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

	Sixteen Weeks Ended		Forty Weeks Ended
	September 2, 2005	September 3, 2004	September 2, 2005	September 3, 2004
	(In thousands, except for per share information)
Revenues	$92,515	$74,205	$221,674	$183,929

Net income	$7,886	$5,373	$17,994	$12,837

Net income per share:
Basic	$0.73	$0.54	$1.75	$1.27

Diluted	$0.66	$0.52	$1.58	$1.22

Weighted average number of shares outstanding:
Basic	10,782	9,909	10,308	10,072

Diluted	12,010	10,352	11,416	10,564

        Year-to-year comparability of the above pro forma results of operations may not be representative because InteCap's results in the forty weeks ended September 3, 2004, included bonus expense subject to an employment retention contingency. Such bonuses, accordingly, were not matched to the revenues for which the bonuses were earned.

8.    Goodwill and Intangible Assets

        Goodwill represents the acquisition costs in excess of fair market value of net assets of acquired businesses. In accordance with the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), goodwill and intangible assets with indefinite lives are not subject to amortization, but are monitored annually for impairment, or more frequently if there are indicators of impairment. Any impairment would be measured based upon the fair value of the related asset based on the provisions of SFAS No. 142. Because the Company has one reporting segment, under SFAS No. 142, the Company utilizes the entity-wide approach for assessing goodwill for impairment and compares its market value to its net book value to determine if an impairment exists. There were no impairment losses related to goodwill in fiscal 2004, nor were there any indications of impairment in the forty weeks ended September 2, 2005. If CRA determines through the impairment review process that goodwill has been impaired, CRA would record the impairment charge in its consolidated statement of income.

        The changes in the carrying amount of goodwill during the forty weeks ended September 2, 2005, are as follows (in thousands):

Balance at November 27, 2004	$91,480
Goodwill acquired—Lee & Allen acquisition	14,982
Goodwill acquired—ECL acquisition	13,794
Adjustments related to the InteCap, NECG, and TCA acquisitions	(113)
Effect of foreign currency translation	(1,049)

Balance at September 2, 2005	$119,094

        The net amount of goodwill as of September 2, 2005, includes $13.9 million from the ECL acquisition, $14.4 million from the Lee & Allen acquisition, $51.7 million from the InteCap acquisition, $8.2 million from the NECG acquisition, and $4.7 million from the TCA acquisition. The remaining net goodwill balance is attributed to acquisitions which occurred prior to fiscal 2004. The goodwill amounts for the ECL, Lee & Allen, NECG, and TCA acquisitions reflect CRA's preliminary purchase price allocations and are subject to change. These preliminary purchase price allocations are based upon CRA's estimates of respective fair values, and will be finalized as CRA receives other information relevant to these acquisitions, including a valuation and appraisal of the intangibles, and completes its analysis of other transaction-related costs, such as restructuring activities related to lease obligations.

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

        If CRA determines that an impairment review is required, CRA would review the expected future undiscounted cash flows to be generated by the assets. If CRA determines that the carrying value of intangible assets may not be recoverable, CRA would measure any impairment based on a projected discounted cash flow method using a discount rate determined by CRA to be commensurate with the risk inherent in CRA's current business model.

        The components of acquired identifiable intangible assets are as follows (in thousands):

	September 2, 2005	November 27, 2004
Non-competition agreements, net of accumulated amortization of $1,387 and $1,122, respectively	$1,738	$1,414
Customer relationships, net of accumulated amortization of $443 and $340,respectively	227	330
Property leases, net of accumulated amortization of $77 and $33, respectively	164	208
Trademarks, net of accumulated amortization of $237 and $102, respectively	115	250
Other intangible assets, net of accumulated amortization of $401 and $187, respectively	1,591	827

	$3,835	$3,029

        Non-competition agreements are amortized on a straight-line basis over the related estimated lives of the agreements (seven to ten years). Customer relationships, trade names, and property leases are amortized on a straight-line basis over their remaining useful lives (two to five years). Other intangible assets include $0.7 million related to the ECL acquisition, and $0.7 million related to the Lee & Allen acquisition. The intangible assets for these acquisitions will be finalized pending a valuation of the intangible assets.

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

        Pursuant to the terms of the indenture governing the debentures, since the closing stock price equaled or exceeded the $50 per share contingent conversion trigger price for 20 out of 30 consecutive trading days ending on May 13, 2005, the market price conversion trigger was satisfied and holders of the debentures were able to exercise their right to convert the bonds as of the first trading day of the third quarter of fiscal 2005. This test is repeated each fiscal quarter. Because the closing price did not equal or exceed the $50 per share contingent conversion trigger price for 20 out of 30 consecutive trading days ending on September 2, 2005, holders of the debentures are not able to exercise their right to convert the bonds during the fourth quarter of fiscal 2005. Therefore, since holders of the debentures are not able to exercise their right to convert the bonds as of September 2, 2005, the Company has classified the $90 million convertible debt as long-term debt as of September 2, 2005, in the accompanying consolidated balance sheet. In June 2005, the Company amended its loan agreement to increase the existing line of credit from $40 million to $90 million to mitigate the potential liquidity risk, and to provide funding if required, in the event of conversion by the debenture holders. CRA believes that in the event the contingent conversion trigger price is met, it is unlikely that a significant percentage of bondholders will exercise their right to convert because the debentures have traded at a premium over their conversion value.

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

        CRA used approximately $20.0 million of the net proceeds from this offering to repurchase 622,200 shares of the Company's common stock concurrently with the placement of the debentures, $39.6 million to repay amounts outstanding under CRA's bank line of credit, and $3.3 million to pay debt issuance costs. The debt issuance costs have been capitalized and are amortized as a component of interest expense on a straight-line basis over seven years, through 2011, which is the first year in which CRA may be required to repurchase all or any portion of the debentures. These debt issuance costs, net of accumulated amortization of $0.6 million, are included in other assets in the consolidated balance sheet as of September 2, 2005.

        The contingent interest feature included in the debenture represents an embedded derivative under SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" that must be recorded at fair value as of September 2, 2005. The Company has determined that the fair value of the contingent interest feature is de minimus as of September 2, 2005, based upon economic, market and other conditions in effect as of this date. There are no other embedded derivatives associated with the Company's convertible debentures.

        The Company has agreed with the debenture holders to reserve the maximum number of shares of common stock that may be issued upon conversion of the debentures.

10.    Stockholders' Equity

        Public Offering of Common Stock.    In June 2005, the Company completed a public offering of 1,899,227 shares of its common stock at a price of $53.75 per share. Of the 1,899,227 shares sold, 710,000 shares were offered by CRA and 1,189,227 came from selling stockholders. CRA received net proceeds of approximately $35.9 million, after deducting the underwriting discount and offering expenses. As part of the offering, CRA received additional net proceeds of approximately $2.6 million from the exercise of 138,187 options by the selling shareholders. The net proceeds from the offering are intended to be used for general corporate purposes, including working capital and possible acquisitions of and investments in complementary businesses.

        Restricted Shares.    In July 2005, the Company issued 70,533 restricted shares of its common stock valued at $3.8 million as part of the consideration paid for the acquisition of ECL. In May 2005, the Company issued an aggregate of 77,343 restricted shares of its common stock valued at $3.8 million as part of the consideration paid for the acquisition of Lee & Allen. In November 2004, the Company issued 75,261 restricted shares of its common stock valued at $3.0 million as part of the consideration paid for the acquisition of NECG, and 24,495 restricted shares of its common stock valued at

$1.0 million as part of the purchase price for the acquisition of TCA. The restricted shares issued in connection with all of these acquisitions are fully vested and held in escrow. The shares issued related to the NECG, TCA, Lee & Allen, and ECL acquisitions will be released from restrictions over a period of time of up to five years.

        In April 2004, in connection with the acquisition of InteCap, certain InteCap employees purchased an aggregate of 87,316 shares of restricted common stock in exchange for full recourse, interest-bearing notes, maturing in June, 2007, totaling approximately $2.9 million. The common stock is fully vested, non-forfeitable, and non-saleable for three years. These notes are recorded as a reduction of stockholders' equity, net of principal payments received.

        Exercise of Stock Options.    During the sixteen and forty weeks ended September 2, 2005, 299,466 and 458,504 options were exercised for $5.7 and $8.4 million in proceeds, respectively, including options exercised as part of the public offering completed in June 2005.

        Tax Benefit on Stock Option Exercises.    Through the third quarter of fiscal 2005, the expected tax benefit on stock option exercises of $4.9 million was recorded as an increase to common stock.

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

	Sixteen Weeks Ended		Forty Weeks Ended
	September 2, 2005	September 3, 2004	September 2, 2005	September 3, 2004
Basic weighted average shares outstanding	10,782	9,909	10,308	10,072
Common stock equivalents:
Employee stock options	696	443	712	492
Shares underlying the debentures	532	—	396	—

Diluted weighted average shares outstanding	12,010	10,352	11,416	10,564

        Under EITF No. 04-08 "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share", which is effective for periods ending after December 15, 2004, and EITF 90-19 "Convertible Bonds with Issuer Option to Settle for Cash upon Conversion", because of CRA's obligation to settle the par value of the convertible debentures in cash, the Company is not required to include any shares underlying the convertible debentures in its diluted weighted average shares outstanding until the average stock price per share for the quarter exceeds the $40 conversion price and only to the extent of the additional shares CRA may be required to issue in the event CRA's conversion obligation exceeds the principal amount of the debentures converted. At such time, only the number of shares that would be issuable (under the "treasury" method of accounting for share dilution) are included, which is based upon the amount by which the average stock price exceeds the conversion price. For the first $1 per share that CRA's average stock price exceeds the $40 conversion price of the debentures, CRA will include approximately 55,000 additional shares in CRA's diluted share count. For the second $1 per share that CRA's average stock price exceeds the $40 conversion price, CRA will include approximately 52,000 additional shares, for a total of approximately 107,000 shares, in CRA's diluted share count, and so on, with the additional shares' dilution falling for each $1 per share that CRA's average stock price exceeds $40 if the stock price rises further above $40 (see table, below). Since the average stock price for the sixteen weeks ended September 2, 2005, was approximately $52 per share, 532,000 shares underlying the debentures were included in the diluted weighted average shares outstanding for the sixteen weeks ended September 2, 2005, under the treasury stock method of accounting, as required by EITF 90-19. The average stock price for the forty weeks ended September 2, 2005, was approximately $49 per share; therefore, 396,000 shares underlying the debentures were included in the diluted weighted average shares outstanding for this period.

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

        Basic weighted average shares outstanding for the sixteen and forty weeks ended September 2, 2005, include the weighted average of the 710,000 shares sold by CRA and 138,187 options exercised related to the public offering of our common stock in June 2005, as well as the weighted average of the restricted common stock issued in July 2005 in connection with the ECL acquisition. The restricted shares issued in connection with the Lee & Allen, NECG, and TCA acquisitions are included in the basic weighted average shares outstanding for the sixteen and forty weeks ended September 2, 2005. The restricted common stock issued in connection with the InteCap acquisition is included in the basic weighted average shares outstanding for the sixteen and forty weeks ended September 2, 2005, and September 3, 2004.

        As part of the earnout provisions included in the ECL, Lee & Allen, NECG, and TCA acquisition agreements, the Company may settle a portion of its obligations through the issuance of its common stock. Issuance of these shares is contingent based on certain provisions of the acquisition agreements. As none of the necessary conditions underlying the earnout provisions has been met as of September 2, 2005, the shares are excluded from the basic and diluted weighted average shares outstanding for the sixteen and forty weeks ended September 2, 2005.

12.    Stock-Based Compensation

        CRA has elected to follow Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for its stock-based compensation plans rather than the alternative fair value accounting method provided for under SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" (collectively, SFAS No. 148). Per APB 25, compensation expense is recognized for stock options to the extent the fair value of CRA common stock exceeds the stock option exercise price at the measurement date. CRA has issued stock options with exercise prices at the fair value of CRA's common stock at the date of grant; therefore, no compensation expense has been recorded for the sixteen and forty weeks ended September 2, 2005, and September 3, 2004. Beginning with the first quarter of fiscal 2006, CRA will be required to record compensation cost for its employee stock options as result of a revision to SFAS No. 123 issued in December 2004, as more fully explained in Note 14.

        CRA has elected the disclosure-only alternative under SFAS No. 123, which requires the disclosure of the effect on net income and net income per share as if the Company had accounted for its employee stock options under the fair value recognitions of SFAS No. 123. Had compensation cost for employee stock options granted under the Company's employee stock option plan been determined based on fair value at the grant date consistent with SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated in the table below (in thousands, except for per share information):

	Sixteen Weeks Ended		Forty Weeks Ended
	September 2, 2005	September 3, 2004	September 2, 2005	September 3, 2004
Net income, as reported	$7,886	$5,373	$17,994	$11,974
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,420)	(1,400)	(3,150)	(2,102)

Net income, pro forma	$6,466	$3,973	$14,844	$9,872

Basic net income per share, as reported	$0.73	$0.54	$1.75	$1.19

Basic net income per share, pro forma	$0.60	$0.40	$1.44	$0.98

Diluted net income per share, as reported	$0.66	$0.52	$1.58	$1.13

Diluted net income per share, pro forma	$0.54	$0.38	$1.30	$0.93

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

        The Company granted 486,000 options on May 10, 2004, which vest over 18 months. The exercise of these options triggers a non-compete obligation upon exercise of the options in furtherance of the Company's employee retention policies. The vesting period of these options was determined in anticipation of SFAS No. 123R (as more fully explained in Note 14). The impact of these option grants on CRA's net income and net income per share is included in the pro forma disclosure above for the sixteen and forty weeks ended September 2, 2005.

13.    Comprehensive Income

        Comprehensive income represents net income reported in the accompanying consolidated statements of income adjusted for changes in CRA's foreign currency translation account. A reconciliation of comprehensive income is as follows (in thousands):

	Forty Weeks Ended
	September 2, 2005	September 3, 2004
Net income	$17,994	$11,974
Change in foreign currency translation	(981)	148

Comprehensive income	$17,013	$12,122

14.    Accounting Pronouncements

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

        SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may reduce net operating cash flows and increase net financing cash flows in periods after adoption. The amount of tax benefit of these deductions recognized through the third quarter of fiscal 2005 was $4.9 million. In prior periods, such excess tax benefits of these deductions were $1.9 million and $3.4 million for fiscal 2004 and fiscal 2003, respectively.

        In May 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections" (Statement 154), which replaces APB Opinion No. 20 "Accounting Changes", and SFAS No. 3 "Reporting Accounting Changes in Interim Financial Statements". This Statement changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, this Statement requires retrospective application to prior periods' financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of the change, the new principle must be applied as if it were adopted prospectively from the earliest date practicable. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This Statement does not change the transition provisions of any existing pronouncements. CRA does not believe that the adoption of Statement 154 will have a significant impact on its consolidated statement of income or financial condition.

15.    Commitments & Contingencies

        On March 15, 2005, Pegasus Technologies, Inc. filed a complaint against CRA's subsidiary NeuCo, Inc. in the United States District Court for the Northern District of Ohio alleging patent infringement. The complaint was subsequently amended on May 10, 2005 to specify particular patents at issue. The complaint seeks, among other remedies, preliminary and permanent injunctions, and damages. CRA has been informed that NeuCo intends to contest the amended complaint vigorously.

        In connection with the ECL and Lee & Allen acquisitions completed during fiscal 2005, and with the NECG and TCA acquisitions completed in fiscal 2004, CRA agreed to pay additional consideration, in cash and CRA stock, contingent on the achievement of certain performance targets by the respective acquired businesses. CRA believes that it will have sufficient funds to satisfy any obligations related to the contingent consideration. CRA expects to fund these contingent cash payments, if any, from existing cash resources and cash generated from operations.

16.    Supplemental Consolidated Balance Sheet Information

Prepaid Expenses

        Prepaid expenses consist of the following:

	September 2, 2005	November 27, 2004
	(In thousands)
Income tax and other receivables	$2,536	$5,216
Prepaid insurance	653	797
Other	1,598	1,078

	$4,787	$7,091

Accrued Expenses

        Accrued expenses consist of the following:

	September 2, 2005	November 27, 2004
	(In thousands)
Compensation and related expenses	$43,560	$40,351
Taxes payable	2,640	327
Accrued interest	713	1,191
Other	3,029	4,293

	$49,942	$46,162

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

        Revenues also include reimbursements, or expenses billed to clients, including travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. These reimbursable expenses included in revenues are as follows (in thousands):

	Sixteen Weeks Ended		Forty Weeks Ended
	September 2, 2005	September 3, 2004	September 2, 2005	September 3, 2004
Reimbursable expenses billed to clients	$10,977	$10,554	$25,436	$21,961

        Our normal payment terms are 30 days from the invoice date. For the forty weeks ended September 2, 2005, and September 3, 2004, our average days sales outstanding (DSOs) were 103 days and 101 days, respectively. We calculate DSOs by dividing the sum of our accounts receivable and unbilled services balance, net of deferred revenue, at the end of the quarter by daily revenues. Daily revenues are calculated by dividing quarter revenues by the number of days in a quarter. Our project managers and finance personnel monitor payments from our clients and assess any collection issues. We maintain allowances for doubtful accounts for estimated losses resulting from clients' failure to make required payments. We base our estimates on our historical collection experience, current trends, and credit policy. In determining these estimates, we examine historical write-offs of our receivables and review client accounts to identify any specific customer collection issues. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Our failure to estimate accurately the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition, and results of operations. As of September 2, 2005, and November 27, 2004, $4.4 million and $3.4 million, respectively, were provided for doubtful accounts.

        Goodwill and Intangible Assets.    Goodwill represents the acquisition costs in excess of fair market value of net assets of acquired businesses. In accordance with the Financial Accounting Standards

Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), goodwill and intangible assets with indefinite lives are not subject to amortization, but are monitored annually for impairment, or more frequently if there are indicators of impairment. Any impairment would be measured based upon the fair value of the related asset based on the provisions of SFAS No. 142. Because we have one reporting segment, under SFAS No. 142, we utilize the entity-wide approach for assessing goodwill for impairment and compare its market value to its net book value to determine if an impairment exists. There were no impairment losses related to goodwill in fiscal 2004, nor were there any indications of impairment in the forty weeks ended September 2, 2005. If we determine through the impairment review process that goodwill has been impaired, we would record the impairment charge in our consolidated statement of income. The net amount of goodwill was $119.1 million as of September 2, 2005, which includes $13.9 million from the ECL acquisition, $14.4 million from the Lee & Allen acquisition, $51.7 million from the InteCap acquisition, $8.2 million from the NECG acquisition, and $4.7 million from the TCA acquisition. The remaining net goodwill balance is attributed to acquisitions which occurred prior to fiscal 2004. The goodwill amounts for the ECL, Lee & Allen, NECG, and TCA acquisitions reflect management's preliminary purchase price allocations and are subject to change. These preliminary purchase price allocations are based upon management's estimates of respective fair values, and will be finalized as CRA receives other information relevant to these acquisitions.

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

        If we determine that an impairment review is required, we review the expected future undiscounted cash flows to be generated by the assets. When we determine that the carrying value of intangible assets may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.

        Intangible assets consist principally of costs allocated to non-competition agreements, which are amortized on a straight-line basis over the related estimated lives of the agreements (seven to ten years), as well as customer relationships, trade names, and property leases which are amortized on a straight-line basis over their remaining useful lives (two to five years). The net amount of intangible assets was $3.8 million as of September 2, 2005, which includes $0.7 million from the ECL acquisition, $0.7 million from the Lee & Allen acquisition, $1.2 million from the InteCap acquisition, $0.4 million from the NECG acquisition, and $0.2 million from the TCA acquisition. The remaining net intangible asset balance is attributed to acquisitions which occurred prior to fiscal 2004. The intangible asset amounts for the ECL and Lee & Allen acquisitions are preliminary and will be finalized as we receive other information relevant to the acquisition, including a valuation of the intangibles. We expect the intangible asset amounts for the NECG and TCA acquisitions will be finalized in the fourth quarter of fiscal 2005 pending a valuation of the intangible assets.

        Accounting for Income Taxes.    We record income taxes using the liability method. Deferred tax assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. Our financial statements contain certain deferred tax assets and liabilities that result from temporary differences between book and tax accounting, as well as net operating loss carryforwards. SFAS No. 109, "Accounting for Income Taxes", requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The decision to record a valuation allowance requires varying degrees of judgment based upon the nature of the item giving rise to the deferred tax asset. As a result of operating losses incurred in certain of our foreign subsidiaries, and uncertainty as to the extent and timing of profitability in future periods, we recorded valuation allowances in certain of these foreign subsidiaries based on the facts and circumstances affecting each subsidiary. Had we not recorded these allowances, we would have reported a lower effective tax rate than was recognized in our statements of income in fiscal 2005 and 2004.

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

Results of Operations—Sixteen Weeks Ended September 2, 2005, Compared to Sixteen Weeks Ended September 3, 2004

        The following table provides operating information as a percentage of revenues for the periods indicated:

	Sixteen Weeks Ended		Forty Weeks Ended
	September 2, 2005	September 3, 2004	September 2, 2005	September 3, 2004
Revenues	100.0%	100.0%	100.0%	100.0%
Costs of services	59.3	61.4	59.5	59.4

Gross profit	40.7	38.6	40.5	40.6
Selling, general and administrative	25.8	23.2	25.5	26.0

Income from operations	14.9	15.4	15.0	14.6
Interest income	.7	.3	.5	.4
Interest expense	(1.1)	(1.0)	(1.2)	(0.6)
Other income (expense)	.1	(0.3)	—	(0.1)

Income before provision for income taxes and minority interest	14.6	14.4	14.3	14.3
Provision for income taxes	5.9	7.4	6.2	6.7

Income before minority interest	8.7	7.0	8.1	7.6
Minority interest	(0.2)	0.2	—	—

Net income	8.5%	7.2%	8.1%	7.6%

        Revenues.    Revenues increased $18.3 million, or 24.7%, to $92.5 million for the third quarter of fiscal 2005 from $74.2 million for the third quarter of fiscal 2004. Of this increase, approximately $11 million is attributed to the NECG, TCA, Lee & Allen and ECL acquisitions. Our litigation revenues grew by approximately 27% from the third quarter of 2004, which was largely driven by a greater demand for our services primarily in our competition practice area, offset slightly by a decrease in our finance practice area. Our competition practice grew by approximately 69% from the third quarter of fiscal 2004, due to an increase of activity in the mergers and acquisitions market, and continued strength in litigation-related consulting. Our finance practice declined slightly from the third quarter of fiscal 2004, due primarily to the completion of some long-running engagements. Our business consulting revenues grew by approximately 18% from the third quarter of fiscal 2004, which was due primarily to our chemicals and petroleum, and to a lesser extent, our pharmaceuticals practice. These increases were offset slightly by a decrease in our energy and environment practice. Our chemicals and petroleum practice grew by approximately 50%, due to an increase in demand for our services, particularly in the Middle East. Overall, revenues outside of the United States represented approximately 21% of total revenues for the third quarter of fiscal 2005, compared with 10% of total revenues for the third quarter of fiscal 2004. The growth in revenue in our foreign offices is due primarily to the acquisitions of NECG, Lee & Allen and ECL and the increase in demand in our chemicals and petroleum practice, primarily in the Middle East.

        As a result of the increased demand for our services, there has been an increase in our average employee consultant headcount. The total number of employee consultants increased to 657 at the end of the third quarter of fiscal 2005, which includes approximately 25 from the ECL acquisition, 40 from the Lee & Allen acquisition, and 49 from the NECG and TCA acquisitions, from 498 at the end of the third quarter of fiscal 2004. The remaining increase in headcount from the third quarter of fiscal 2004 is due to organic growth and demand-sensitive hiring. Increased billing rates for our employee consultants, phased in beginning in early December 2004, also contributed to our revenue growth. Utilization was 74% for the third quarter of fiscal 2005 compared with 81% for the third quarter of fiscal 2004. Utilization for the third quarter of fiscal 2005 was adversely affected by the summer vacation cycle, growth in organic headcount, integration activities in connection with our two recent acquisitions, one of which occurred two weeks prior to the beginning of the third quarter of fiscal 2005 and the second occurred shortly after the beginning of the third quarter of fiscal 2005, and an increase in the number of summer interns to invest in long-term recruiting benefits. In addition, utilization decreased in our finance practice because of a delay in the timing of certain project deadlines during the third quarter of fiscal 2005. Revenues derived from fixed-price engagements increased to 7.0% of total revenues for the third quarter of fiscal 2005 from 6.4% for the third quarter of fiscal 2004.

        Costs of Services.    Costs of services increased $9.3 million, or 20.5%, to $54.9 million for the third quarter of fiscal 2005 from $45.6 million for the third quarter of fiscal 2004. The increase was due mainly to an increase in compensation expense for our employee consultants of $8.9 million, attributable primarily to an increase in the average number of employee consultants. Our average number of employee consultants increased because of the ECL, Lee & Allen, NECG, and TCA acquisitions, as well as an approximate 10% growth in organic headcount. Reimbursable expenses increased $0.4 million, or 4.0%, to $11.0 million from $10.6 million. As a percentage of revenues, costs of services decreased to 59.3% for the third quarter of fiscal 2005 from 61.4% for the third quarter of fiscal 2004. The decrease as a percentage of revenue was due primarily to a decrease in reimbursable expenses as a percentage of revenues, principally in non-employee expert billing fees.

        Selling, General, and Administrative.    Selling, general, and administrative expenses increased by $6.6 million, or 38.6%, to $23.9 million for the third quarter of fiscal 2005 from $17.2 million for the third quarter of fiscal 2004. Largely because of the ECL and Lee & Allen acquisitions, and the integration of NECG and TCA during fiscal 2005, we experienced an increase in overall compensation to our administrative staff of $0.9 million, an increase in rent expense of $2.1 million, and an increase in depreciation and amortization expense of $0.9 million. Commissions earned by non-employee experts increased by $1.1 million, which was due primarily to a higher proportion of revenues sourced externally. Other contributors to the overall increase in selling, general, and administrative expenses were an increase in printing costs of $0.5 million associated primarily with our branding initiative in May 2005, non-billable temporary professional services of $0.4 million, travel-related costs of $0.3 million, and an increase in other selling, general and administrative expenses of $0.4 million. These increases were due to our need to support a larger and more complex global company. As a percentage of revenues, selling, general, and administrative expenses increased to 25.8% for the third quarter of fiscal 2005 from 23.2% for the third quarter of fiscal 2004. This increase is due to selling, general, and administrative expenses, including rent and other costs that are principally fixed in nature, increasing at a greater rate than the increase in revenue. In addition, commissions earned by non-employee experts increased as a percentage of revenues.

        Interest Income.    Interest income increased by $424,000 to $660,000 for the third quarter of fiscal 2005 from $236,000 for the third quarter of fiscal 2004. This increase was due primarily to higher average interest rates and higher average cash and investment balances in fiscal 2005. Our weighted average imputed interest rate for the third quarter of fiscal 2005 on our average cash and cash equivalent balances was approximately 2.8% annualized compared with approximately 1.7% annualized for the third quarter of fiscal 2004.

        Interest Expense.    Interest expense increased by $297,000 to $1.0 million for the third quarter of fiscal 2005 from $747,000 for the third quarter of fiscal 2004. This increase was due primarily to interest expense incurred during the entire third quarter of fiscal 2005 on the 2.875%, $90 million convertible debt, and the amortization of debt issuance costs, versus the partial quarter impacted in fiscal 2004.

        Other Income (Expense).    Other income was $103,000 for the third quarter of fiscal 2005 versus other expense of $206,000 for the third quarter of fiscal 2004. Other income (expense) consists primarily of foreign currency exchange transaction gains and losses. This increase in foreign exchange gains was primarily due to billings and collections from certain clients in a currency other than the local currency in certain of our foreign offices. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies.

        Provision for Income Taxes.    The provision for income taxes was $5.5 million for the third quarter of fiscal 2005, a decrease of $49,000 from the third quarter of fiscal 2004. Our effective income tax rate decreased to 40.5% for the third quarter of fiscal 2005 from 51.5% for the third quarter of fiscal 2004. The lower effective tax rate during the third quarter of fiscal 2005 was due primarily to an improvement in results of operations in our foreign subsidiaries, primarily in the U.K. partially attributable to the ECL and Lee & Allen acquisitions, reducing the impact of foreign net operating losses on the effective tax rate as compared with fiscal 2004. We expect our effective income tax rate for fiscal 2005 to be approximately 43%.

        Minority Interest.    Allocations of the minority share of NeuCo's net income result in deductions to our net income, while allocations of the minority share of NeuCo's net loss results in additions to our net income. Minority interest in the results of operations of NeuCo allocable to its other owners was net income of $132,000 for the third quarter of fiscal 2005, compared with a net loss of $177,000 for the third quarter of fiscal 2004.

        Net Income.    Net income increased by $2.5 million, or 46.8%, to $7.9 million for the third quarter of fiscal 2005 from $5.4 million for the third quarter of fiscal 2004. Diluted net income per share increased 26.9% to $0.66 per share for the third quarter of fiscal 2005 from $0.52 per share for the third quarter of fiscal 2004. Diluted weighted average shares outstanding increased 1.7 million shares to 12,010,000 shares for the quarter ended September 2, 2005 from 10,352,000 shares for the quarter ended September 3, 2004. Net income increased at a greater rate than the diluted net income per share primarily because of the addition of approximately 532,000 shares that are included in the diluted shares for the third quarter of fiscal 2005, as a result of the convertible debentures, the public offering of our common stock completed in June 2005, and an increase in the in-the-money value of outstanding stock options.

Results of Operations—Forty Weeks Ended September 2, 2005 Compared to Forty Weeks Ended September 3, 2004

        Revenues.    Revenues increased $63.3 million, or 39.9%, to $221.7 million for the forty weeks ended September 2, 2005 from $158.4 million for the forty weeks ended September 3, 2004. Of this increase, approximately $18 million is attributed to the NECG, TCA, Lee & Allen and ECL acquisitions. Our litigation revenues grew by approximately 54% from the forty weeks ended September 2, 2004, which was largely driven by the effects of the acquisition of InteCap and a greater demand for our services primarily in our competition and finance practice areas. We experienced strong revenue growth in our intellectual property practice area primarily because of the addition of InteCap at the end of the second quarter of fiscal 2004. As a result, intellectual property is now one of the top five revenue-generating practices for us. Our competition practice grew by approximately 55% from the forty weeks ended September 2, 2004, because of a significant increase of activity in the mergers and acquisitions market, and continued strength in litigation-related consulting. Our finance practice grew by approximately 27% primarily because of increased demand for our services in general securities litigation and other financial-based litigation. Our business consulting revenues increased by approximately 21% from the forty weeks ended September 2, 2004, which was due primarily to our energy and environment practice, and to a lesser extent, our chemicals and petroleum and pharmaceutical practice areas. Our energy and environment practice grew by approximately 19% primarily because of several large and complex bankruptcy-related cases for energy companies, and other regulatory disputes. The TCA acquisition also contributed to the growth in the energy and environment practice area. Overall, revenues outside the United States represented approximately 17% of total revenues for the forty weeks ended September 2, 2005, compared with 11% of total revenues for the forty weeks ended September 3, 2004. The growth in revenue in our foreign offices is due primarily to the acquisitions of NECG, Lee & Allen and ECL and the increase in demand in our chemicals and petroleum practice, especially in the Middle East.

        As a result of the increased demand for our services, our average employee consultant headcount has increased. The total number of employee consultants increased to 657 at September 2, 2005, which includes approximately 25 from the ECL acquisition, 40 from the Lee & Allen acquisition, and 49 from the NECG and TCA acquisitions during the fourth quarter of fiscal 2004, from 498 at September 3, 2004. The remaining increase in headcount from the third quarter of fiscal 2004 is due to organic growth and demand-sensitive hiring. Increased billing rates for our employee consultants, phased in beginning in early December 2004, also contributed to our revenue growth. Utilization was 78% for the forty weeks ended September 2, 2005 as compared with 80% for the forty weeks ended September 3, 2004. Revenues derived from fixed-price engagements decreased slightly to 6.6% of total revenues for the forty weeks ended September 2, 2005 from 7.2% for the forty weeks ended September 2, 2004.

        Costs of Services.    Costs of services increased $37.8 million, or 40.2%, to $131.9 million for the forty weeks ended September 2, 2005 from $94.1 million for the forty weeks ended September 3, 2004. The increase was due mainly to an increase in compensation expense for our employee consultants of $34.3 million, attributable primarily to an increase in the average number of employee consultants. Our average number of employee consultants increased due to the ECL, Lee & Allen, InteCap, NECG, and TCA acquisitions, as well as an approximate 7% growth in organic headcount. Reimbursable expenses increased $3.5 million, or 15.8%, to $25.4 million from $22.0 million. As a percentage of revenues, costs of services increased slightly to 59.5% for the forty weeks ended September 2, 2005 from 59.4% for the forty weeks ended September 3, 2004. The increase as a percentage of revenues was due primarily to an increase in compensation expense for our employee consultants, offset by a decrease in reimbursable expenses as a percentage of revenues.

        Selling, General, and Administrative.    Selling, general, and administrative expenses increased by $15.4 million, or 37.4%, to $56.6 million for the forty weeks ended September 2, 2005 from $41.2 million for the forty weeks ended September 3, 2004. Largely because of the ECL and Lee & Allen acquisitions, and the integration of InteCap, NECG, and TCA during fiscal 2005, we experienced an increase in overall compensation to our administrative staff of $3.8 million, an increase in rent expense of $3.8 million, an increase in depreciation and amortization expense of $2.1 million, and an increase in commissions earned by non-employee experts of $0.9 million. Other contributors to the overall increase in selling, general, and administrative expenses were an increase in travel-related costs of $1.8 million, an increase in legal, accounting, and other professional fees of $1.0 million, an increase in non-billable temporary professional services of $0.8 million, an increase in printing costs of $0.6 million associated primarily with our branding initiative in May 2005, and an increase in other selling, general and administrative expenses of $0.6 million. These increases were due primarily to our need to support a larger and more complex global company. As a percentage of revenues, selling, general, and administrative expenses decreased to 25.5% for the forty weeks ended September 2, 2005, from 26.0% for the forty weeks ended September 3, 2004. This decrease was due primarily to decreases in commissions earned by non-employee experts and a decrease in compensation to our administrative staff as a percentage of revenue.

        Interest Income.    Interest income increased by $0.7 million to $1.3 million for the forty weeks ended September 2, 2005, from $0.6 million for the forty weeks ended September 3, 2004. This increase was due primarily to higher average cash and investment balances and higher average interest rates in fiscal 2005. Our weighted average imputed interest rate for the forty weeks ended September 2, 2005 on our average cash and cash equivalent balances was approximately 1.9% annualized compared with approximately 1.3% annualized for the forty weeks ended September 3, 2004.

        Interest Expense.    Interest expense increased by $1.7 million to $2.6 million for the forty weeks ended September 2, 2005, from $0.9 million for the forty weeks ended September 3, 2004. This increase was due primarily to interest expense incurred during the entire forty weeks ended September 2, 2005 on the 2.875%, $90 million convertible debt, and the amortization of debt issuance costs, versus the partial period impacted for the same forty weeks in fiscal 2004.

        Other Income (Expense).    Other expense was $110,000 for the forty weeks ended September 2, 2005, versus $214,000 for the forty weeks ended September 3, 2004. Other expense consists primarily of foreign currency exchange transaction gains and losses. This decrease in foreign exchange losses is primarily due to billings and collections from certain clients in a currency other than the local currency in certain of our foreign offices. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies.

        Provision for Income Taxes.    The provision for income taxes increased by $3.1 million to $13.8 million for the forty weeks ended September 2, 2005, from $10.6 million for the forty weeks ended September 3, 2004. Our effective income tax rate decreased to 43.3% for the first forty weeks of fiscal 2005 from 47.0% for the first forty weeks of fiscal 2004. The lower effective tax rate for the first forty weeks ended September 2, 2005, was due primarily to an improvement in results of operations in our foreign subsidiaries, primarily in the U.K. partially attributable to the ECL and Lee & Allen acquisitions, reducing the impact of foreign net operating losses on the effective tax rate as compared with fiscal 2004. We expect our effective income tax rate for fiscal 2005 to be approximately 43%.

        Minority Interest.    Allocations of the minority share of NeuCo's net income result in deductions to our net income, while allocations of the minority share of NeuCo's net loss results in additions to our net income. Minority interest in the results of operations of NeuCo allocable to its other owners was net income of $3,000 for the first forty weeks of fiscal 2005 compared with net income of $20,000 for the first forty weeks of fiscal 2004.

        Net Income.    Net income increased by $6.0 million, or 50.3%, to $18.0 million for the forty weeks ended September 2, 2005, from $12.0 million for the forty weeks ended September 3, 2004. Diluted net income per share increased 39.8% to $1.58 per share for the forty weeks ended September 2, 2005, from $1.13 per share for the forty weeks ended September 3, 2004. Diluted weighted average shares outstanding increased by 852,000 shares to 11,416,000 shares for the forty weeks ended September 2, 2005, from 10,564,000 shares for the forty weeks ended September 2, 2004. Net income increased at a greater rate than diluted net income per share due primarily to approximately 396,000 shares that are included in the diluted shares for fiscal 2005, as a result of the convertible debentures, the public offering of our common stock completed in June 2005, and an increase in the in-the-money value of outstanding stock options.

Liquidity and Capital Resources

        General.    In the forty weeks ended September 2, 2005, we had a net increase in cash and cash equivalents of $38.0 million. We completed the quarter with cash and cash equivalents of $103.6 million, short-term investments of $0.8 million, and working capital of $140.5 million.

        On June 29, 2005, we completed a public offering of 1,899,227 shares of our common stock at a price of $53.75 per share. Of the 1,899,227 shares sold, 710,000 shares were offered by us and 1,189,227 came from selling stockholders. We received net proceeds of approximately $35.9 million, after deducting the underwriting discount and estimated offering expenses. As part of the offering, we received additional net proceeds of approximately $2.6 million from the exercise of options by the selling shareholders. The net proceeds from the offering are intended to be used for general corporate purposes, including working capital and possible acquisitions of and investments in complementary businesses.

        On June 16, 2005, we completed the acquisition of ECL. We purchased ECL for approximately $15.3 million valued as of the date of acquisition (after deducting cash acquired, and adding acquisition costs and transaction fees paid or accrued). The $15.3 million purchase price consisted of $11.5 million in cash and $3.8 million in loan notes that were exchanged for 70,533 restricted shares of CRA stock. We funded the cash portion of the purchase price from existing cash resources.

        On April 27, 2005, we completed the acquisition of Lee & Allen. We purchased Lee & Allen for approximately $16.5 million valued as of the date of acquisition (after deducting cash acquired, and adding acquisition costs and transaction fees paid or accrued). The $16.5 million purchase price consisted of $12.7 million in cash and $3.8 million in loan notes that were exchanged for 77,343 restricted shares of our common stock. We funded the cash portion of the purchase price from existing cash resources.

        We believe that current cash balances, cash generated from operations, and amounts available under our bank line of credit will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

        Sources of Cash in the forty weeks ended September 2, 2005.    During the first forty weeks of fiscal 2005, we generated cash primarily from the following sources: $28.1 million provided by our operating activities, $35.9 million from the public offering of our common stock, after deducting the underwriting discount and estimated offering expenses, and $8.4 million in proceeds from the exercise of stock options, which includes $2.6 million from the exercise of options by the selling shareholders as part of the public offering. Cash provided by operating activities resulted primarily from net income of $18.0 million, which included depreciation and amortization expense of $5.8 million, a decrease in deferred tax assets of $3.0 million, and a decrease in prepaid expenses and other assets of $2.4 million. In addition, reflected in cash provided by operating activities is $4.9 million of tax benefit derived from stock option exercises. Cash receipts relative to revenues increased, which led to lower DSO's.

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

        Pursuant to the terms of the indenture governing the debentures, since the closing stock price equaled or exceeded the $50 per share contingent conversion trigger price for 20 out of 30 consecutive trading days ending on May 13, 2005, the market price conversion trigger was satisfied and holders of the debentures were able to exercise their right to convert the bonds as of the first trading day of the third quarter of fiscal 2005. This test is repeated each fiscal quarter. As the closing price did not equal or exceed the $50 per share contingent conversion trigger price for 20 out of 30 consecutive trading days ending on September 2, 2005, holders of the debentures are not able to exercise their right to convert the bonds during the fourth quarter of fiscal 2005. Therefore, since the holders of the debentures are not able to exercise their right to convert the bonds as of September 2, 2005, we have classified the $90 million convertible debt as long-term debt as of September 2, 2005, in the accompanying consolidated balance sheet. In June 2005, we amended our loan agreement with our bank to increase the existing line of credit from $40 million to $90 million to mitigate the potential liquidity risk, and to provide funding if required, in the event of conversion by the debenture holders. We believe that in the event the contingent conversion trigger price is met, it is unlikely that a significant percentage of bondholders will exercise their right to convert because the debentures have traded at a premium over their conversion value. The available line of credit is reduced, as necessary, to account for certain letters of credit outstanding. We had approximately $0.6 million of outstanding letters of credit as of September 2, 2005.

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

        Borrowings under the Revolving Line of Credit.    On January 14, 2004, we entered into a senior loan agreement with our bank for a two-year, $40 million revolving line of credit. Subject to the terms of the agreement, we may use borrowings under this line of credit for acquisition financing, working capital, general corporate purposes, letters of credit, and foreign exchanges contracts. The available line of credit is reduced, as necessary, to account for certain letters of credit outstanding. In June 2005, we amended our loan agreement to increase the existing line of credit from $40 million to $90 million to mitigate the potential liquidity risk, and to provide funding if required, in the event of conversion by the debenture holders. Funds available under the expanded facility will allow us to continue to classify up to $90 million of our convertible debentures as long-term debt, rather than short-term, and will give us additional flexibility to meet our unforeseen financial requirements. In March 2005, we extended the maturity date on the line of credit from January 14, 2006 to April 30, 2007. Other than for letters of credit outstanding, there were no amounts outstanding under this line of credit as of September 2, 2005, and the line of credit then available was $89.4 million.

        Borrowings under our credit facility bear interest, at our option, either at LIBOR plus an applicable margin or at the prime rate. Applicable margins range from 0.75% to 1.50%, depending on the ratio of our consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the preceding four fiscal quarters, subject to various adjustments stated in the senior loan agreement. These margins are adjusted both quarterly and each time we borrow under the credit facility. Interest is payable monthly. A commitment fee of 0.165% is payable on the unused portion of the credit facility. Borrowings under the credit facility are secured by 100% of the stock of certain of our U.S. subsidiaries and by 65% of the stock of certain of our foreign subsidiaries, amounting to net assets of approximately $55 million as of September 2, 2005.

        Uses of Cash during the forty weeks ended September2, 2005.    During the first forty weeks of fiscal 2005, we used cash primarily for the following activities: $11.5 million to acquire ECL and $12.7 million to acquire Lee & Allen (after deducting cash acquired, and adding acquisition costs and transaction fees paid), and $12.1 million for capital expenditures.

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

        As of September 2, 2005, we were in compliance with our covenants under the senior credit agreement.

        Other Matters.    As part of our business, we regularly evaluate opportunities to acquire other consulting firms, practices or groups or other businesses. In recent years, we have typically paid for acquisitions with cash, our common stock, and borrowings under our revolving credit facility, and we may continue to do so in the future. To pay for an acquisition, we may use cash on hand, cash generated from our operations or borrowings under our revolving credit facility, or we may pursue other forms of financing. Our ability to secure short-term and long-term debt or equity financing in the future will depend on several factors, including our future profitability, the levels of our debt and equity, restrictions under our existing line of credit with our bank, and the overall credit and equity market environments.

        In connection with our acquisition of InteCap, certain InteCap employees purchased an aggregate of 87,316 shares of common stock in exchange for full recourse, interest-bearing notes, maturing in June 2007, totaling approximately $2.9 million. These notes are recorded as a reduction of stockholders' equity, net of principal payments received.

        In connection with the ECL and Lee & Allen acquisitions, we are expecting to incur restructuring costs to eliminate duplicate offices. Such costs have not yet been determined, but we are expecting to recognize them in the fourth quarter of fiscal 2005 as a liability assumed as of the acquisition date, resulting in additional goodwill.

        Contingencies.    In connection with the ECL and Lee & Allen acquisitions completed during fiscal 2005, and with the NECG and TCA acquisitions completed in fiscal 2004, we agreed to pay additional consideration, in cash and our stock, contingent on the achievement of certain performance targets by the respective acquired businesses. We believe that we will have sufficient funds to satisfy any obligations related to the contingent consideration. We expect to fund these contingent cash payments, if any, from existing cash resources and cash generated from operations.

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

Our failure to manage growth successfully could adversely affect our revenues and results of operations

        Any failure on our part to manage growth successfully could adversely affect our revenues and results of operations. Over the last several years, we have continued to open offices in new geographic areas, including foreign locations, and to expand our employee base as a result of internal growth and acquisitions, including our recent acquisitions of ECL, Lee & Allen, NECG, TCA, and InteCap. We expect that this trend will continue over the long term. Opening and managing new offices often requires extensive management supervision and increases our overall selling, general, and administrative expenses. Expansion creates new and increased management, consulting, and training responsibilities for our employee consultants. Expansion also increases the demands on our internal systems, procedures, and controls, and on our managerial, administrative, financial, marketing, and other resources. We depend heavily upon the managerial, operational, and administrative skills of our officers, particularly James C. Burrows, our President and Chief Executive Officer, to manage our expansion. New responsibilities and demands may adversely affect the overall quality of our work.

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

        As of September 2, 2005, we had non-competition agreements with 42 of our non-employee experts. The limitation or termination of any of their relationships with us, or competition from any of them after these agreements expire, could harm our reputation, reduce our business opportunities and adversely affect our revenues and results of operations.

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

Acquisitions may disrupt our operations or adversely affect our results

        We regularly evaluate opportunities to acquire other businesses. The expenses we incur evaluating and pursuing acquisitions could adversely affect our results of operations. If we acquire a business, such as our recent acquisitions of ECL, Lee & Allen, NECG, TCA, and InteCap, we may be unable to manage it profitably or successfully integrate its operations with our own. Moreover, we may be unable to realize the financial, operational, and other benefits we anticipate from these acquisitions or any other acquisition. Competition for future acquisition opportunities in our markets could increase the price we pay for businesses we acquire and could reduce the number of potential acquisition targets. Further, acquisitions may involve a number of special financial and business risks, such as:

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

        Particularly as a result of our acquisition in May 2002 of certain assets of the U.K. operations of the Chemicals and Energy Vertical consulting practice of the then Arthur D. Little corporation (Arthur D. Little is now known as Dehon, Inc.), we conduct a portion of our business in the Middle East. The ongoing military conflicts in the region have significantly interrupted our business operations in that region and have slowed the flow of new opportunities and proposals, which ultimately have adversely affected our revenues and results of operations.

        If our international revenues increase relative to our total revenues, these factors could have a more pronounced effect on our operating results.

Our debt obligations may adversely impact our financial performance

        In June and July of 2004, we issued a total of $90.0 million of 2.875% convertible senior subordinated debentures due 2034. We have previously operated with little or no debt, and our previous payments of interest have not been material. The interest we will be required to pay on these debentures will reduce our net income each year until the debentures are no longer outstanding. The terms of the debentures also include provisions that could accelerate our obligation to repay all amounts outstanding under the debentures if certain events happen, such as our failure to pay interest in a timely manner, failure to pay principal upon redemption or repurchase, failure to deliver cash, shares of common stock, or other property upon conversion and other specified events of default. In addition, on June 15, 2011, June 15, 2014, June 15, 2019, June 15, 2024 and June 15, 2029, or following specified fundamental changes, holders of the debentures may require us to repurchase their debentures for cash. On December 14, 2004, we irrevocably elected to settle with cash 100% of the principal amount of the debentures upon conversion thereof, and holders of the debentures may convert them if our stock price exceeds $50 per share for at least 20 out of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. Because the closing price of our common stock did not equal or exceed the $50 per share contingent conversion trigger price for 20 out of 30 consecutive trading days ending on September 2, 2005, holders of the debentures are not able to exercise their right to convert the bonds during our fourth fiscal quarter ended November 26, 2005. However, this test is repeated each fiscal quarter and has been met previously. On June 20, 2005, we amended our loan agreement with our bank to increase the existing line of credit from $40 million to $90 million to mitigate the potential liquidity risk, and to provide funding if required, in the event of conversion by the debenture holders. We intend to use the amounts available under our bank line of credit, in the event debenture holders exercise their rights to convert. The degree to which we are leveraged could adversely affect our ability to obtain further financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures.

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

Potential conflicts of interests may preclude us from accepting some engagements

        We provide our services primarily in connection with significant or complex transactions, disputes, or other matters that are usually adversarial or that involve sensitive client information. Our engagement by a client may preclude us from accepting engagements with the client's competitors or adversaries because of conflicts between their business interests or positions on disputed issues or other reasons. Accordingly, the nature of our business limits the number of both potential clients and potential engagements. Our recent acquisitions of ECL, Lee & Allen, NECG, TCA, and InteCap have significantly expanded our client base, which may increase the frequency with which we encounter conflicts of interest. Moreover, in many industries in which we provide consulting services, such as in the telecommunications industry, there has been a continuing trend toward business consolidations and strategic alliances. These consolidations and alliances reduce the number of potential clients for our services and increase the chances that we will be unable to continue some of our ongoing engagements or accept new engagements as a result of conflicts of interests.

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

        In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We could incur substantial costs in prosecuting or defending any intellectual property litigation. For example, our NeuCo subsidiary has recently been sued for patent infringement by one of its competitors. While we are contesting the complaint, we cannot be certain that we will prevail. See Part II, Item 1, Legal Proceedings, for more detail on this matter. We may be required to incur substantial costs in defending this litigation or other similar litigation in the future, which could adversely affect our operating results and financial condition.

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

We may not be able to deduct interest on our convertible senior subordinated debentures

        Due to the potential application of certain U.S. federal income tax laws, we may be unable to deduct all or a portion of the paid or accrued interest with respect to our convertible senior subordinated debentures in any given year in which the debentures remain outstanding. The extent, if any, to which these restrictions would apply is currently being evaluated based on the fiscal 2004 corporate income tax return for CRA and its subsidiaries. These restrictions are based on a number of factors, some of which are not within our control. While we currently believe that none of these restrictions applies to reduce the full amount of our deductions for fiscal 2004, we cannot assure you that this will be the case for the current or future fiscal years. If we were unable to deduct all or any portion of the paid or accrued interest with respect to the debentures, our effective tax rate would increase and our cash flow and after-tax operating results could be adversely affected.

The market price of our common stock may be volatile

        The market price of our common stock has fluctuated widely and may continue to do so. For example, from September 3, 2004, to September 2, 2005, the trading price of our common stock ranged from a high of $58.47 per share to a low of $29.92 per share. Many factors could cause the market price of our common stock to rise and fall. Some of these factors are:

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

Our charter and by-laws and Massachusetts law may deter takeovers

        Our amended and restated articles of organization and amended and restated by-laws and Massachusetts law contain provisions that could have anti-takeover effects and could discourage, delay, or prevent a change in control or an acquisition that our stockholders and debenture holders may find attractive. These provisions may also discourage proxy contests and make it more difficult for our stockholders to take some corporate actions, including the election of directors. These provisions could limit the price that investors might be willing to pay for shares of our common stock.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

        As of September 2, 2005, we were exposed to market risks, which include primarily changes in U.S. interest rates and foreign currency exchange rates.

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

        We are subject to risk from changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency. We currently manage our foreign exchange exposure through frequent settling of intercompany account balances and by self-hedging our foreign dollar position. We do not currently enter into foreign exchange agreements to hedge our exposure, but we may do so in the future.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC's rules and forms.

Evaluation of Changes in Internal Control over Financial Reporting

        Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we have determined that, during the third quarter of fiscal 2005, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to affect, materially our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

        On March 15, 2005, Pegasus Technologies, Inc. filed a complaint against our subsidiary NeuCo, Inc. in the United States District Court for the Northern District of Ohio alleging patent infringement. The complaint was subsequently amended on May 10, 2005 to specify particular patents at issue. The complaint seeks, among other remedies, preliminary and permanent injunctions, and damages. We have been informed that NeuCo intends to contest the amended complaint vigorously.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

        As reported in our previous quarterly report, on June 16, 2005, we issued an aggregate of $3.8 million in loan notes to the former shareholders of Economics of Competition & Litigation Limited ("ECL") as part of the consideration paid by us to acquire ECL. The loan notes were exchangeable for an aggregate of 70,533 shares of our common stock. In issuing the loan notes, we relied on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving any public offering. On July 18, 2005, we issued 70,533 shares of our common stock upon the conversion of the loan notes. In issuing these shares, we relied on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving any public offering.

ITEM 6. Exhibits

Item No.	Description
10.1	Second Amendment to Loan Agreement, dated as of June 20, 2005, by and between CRA International, Inc. and Citizens Bank of Massachusetts (included as Exhibit 10.1 to our current report on Form 8-K filed on June 24, 2005 and incorporated by reference herein).
10.2
Second Amendment to Revolving Note, dated as of June 20, 2005, by and between CRA International, Inc. and Citizens Bank of Massachusetts (included as Exhibit 10.2 to our current report on Form 8-K filed on June 24, 2005 and incorporated by reference herein).
10.3
First Amendment to Stock Pledge Agreement, dated as of June 20, 2005, by and between CRA International, Inc. and Citizens Bank of Massachusetts (included as Exhibit 10.3 to our current report on Form 8-K filed on June 24, 2005 and incorporated by reference herein).
10.4
Underwriting Agreement, dated as of June 23, 2005, by and among CRA International, Inc., certain stockholders and option-holders of CRA International, Inc., J.P. Morgan Securities Inc., William Blair & Company, L.L.C., Piper Jaffray & Co., and Adams Harkness, Inc. (included as Exhibit 10.4 to our current report on Form 8-K filed on June 24, 2005 and incorporated by reference herein).
10.5
Second Amendment to Stock Restriction Agreement dated as of June 10, 2005 among CRA International, Inc. and certain holders of pre-IPO stock (included as Exhibit 99.1 to our current report on Form 8-K filed on June 16, 2005 and incorporated by reference herein).
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1	Section 1350 certification

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRA INTERNATIONAL, INC.
Date: October 12, 2005	By:	/s/ JAMES C. BURROWS James C. Burrows President, Chief Executive Officer
Date: October 12, 2005	By:	/s/ WAYNE D. MACKIE Wayne D. Mackie Vice President, Treasurer, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Item No.	Description
10.1	Second Amendment to Loan Agreement, dated as of June 20, 2005, by and between CRA International, Inc. and Citizens Bank of Massachusetts (included as Exhibit 10.1 to our current report on Form 8-K filed on June 24, 2005 and incorporated by reference herein).
10.2
Second Amendment to Revolving Note, dated as of June 20, 2005, by and between CRA International, Inc. and Citizens Bank of Massachusetts (included as Exhibit 10.2 to our current report on Form 8-K filed on June 24, 2005 and incorporated by reference herein).
10.3
First Amendment to Stock Pledge Agreement, dated as of June 20, 2005, by and between CRA International, Inc. and Citizens Bank of Massachusetts (included as Exhibit 10.3 to our current report on Form 8-K filed on June 24, 2005 and incorporated by reference herein).
10.4
Underwriting Agreement, dated as of June 23, 2005, by and among CRA International, Inc., certain stockholders and option-holders of CRA International, Inc., J.P. Morgan Securities Inc., William Blair & Company, L.L.C., Piper Jaffray & Co., and Adams Harkness, Inc. (included as Exhibit 10.4 to our current report on Form 8-K filed on June 24, 2005 and incorporated by reference herein).
10.5
Second Amendment to Stock Restriction Agreement dated as of June 10, 2005 among CRA International, Inc. and certain holders of pre-IPO stock (included as Exhibit 99.1 to our current report on Form 8-K filed on June 16, 2005 and incorporated by reference herein).
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1	Section 1350 certification