Form 10-K
period 2005-11-26
CRA INTERNATIONAL, INC.
filed 2006-02-09
CIK 1053706

Use these links to rapidly review the document
TABLE OF CONTENTS
TABLE OF CONTENTS 2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 26, 2005

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

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The aggregate market value of the stock held by non-affiliates of the registrant as of May 13, 2005, the last business day of the registrant's most recently completed second fiscal quarter, (based on the closing sale price of $52.77 as quoted on the NASDAQ National Market as of that date) was approximately $490.3 million. Outstanding shares of common stock beneficially owned by executive officers and directors of the registrant and certain related entities have been excluded from this computation because these persons may be deemed to be affiliates. The fact that these persons have been deemed affiliates for purposes of this computation should not be considered a conclusive determination for any other purpose.

        As of February 7, 2006, CRA had outstanding 11,297,047 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

        The information required for Part III of this annual report is incorporated by reference from the registrant's definitive proxy statement for its 2006 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended November 26, 2005.

CRA INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED NOVEMBER 26, 2005

PART I

Item 1—Business

Forward-Looking Statements

        Except for historical facts, the statements in this annual report are forward-looking statements. Forward-looking statements are merely our current predictions of future events. These statements are inherently uncertain, and actual events could differ materially from our predictions. Important factors that could cause actual events to vary from our predictions include those discussed in this annual report under the heading "Risk Factors." We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described in this annual report and in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

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

Introduction

        We are a leading economic and business consulting firm that applies advanced analytic techniques and in-depth industry knowledge to complex engagements for a broad range of clients. Founded in 1965, we work with businesses, law firms, accounting firms, and governments in providing original, authoritative advice and a wide range of services around the world. We combine economic and financial analysis with expertise in litigation and regulatory support, business strategy and planning, market and demand forecasting, policy analysis, and engineering and technology strategy. We are often retained in high-stakes matters, such as multibillion-dollar mergers and acquisitions, new product introductions, major strategy and capital investment decisions, and complex litigation, the outcomes of which often have significant consequences for the parties involved. These matters often require independent analysis, and as a result companies must rely on outside experts. Companies turn to us because we can provide large teams of highly credentialed and experienced economic and finance experts to address complex, high-stakes matters.

        We offer consulting services in two broad areas: legal and regulatory consulting and business consulting, which excluding our NeuCo subsidiary, represented approximately 97% of our consolidated revenues in fiscal 2005. We provide our services primarily through our highly credentialed and experienced staff of employee consultants. As of November 26, 2005, we employed 663 consultants, including approximately 138 employee consultants with doctorates and approximately 232 employee consultants with other advanced degrees. Our employee consultants have backgrounds in a wide range of disciplines, including economics, business, corporate finance, materials sciences, and engineering. We are extremely selective in our hiring of consultants, recruiting from leading universities, industry, and government. Many of our employee consultants are nationally or internationally recognized as experts in their respective fields and have published scholarly articles, lectured extensively, and have been quoted in the press. To enhance the expertise we provide to our clients, we maintain close working relationships with a select group of renowned academic and industry non-employee experts.

        Our business is diversified across multiple dimensions, including service offerings, vertical industry coverage, areas of functional expertise, client base, and geography. Through 23 offices located around the world, we provide multiple services across 11 areas of functional expertise to hundreds of clients across 12 vertical industries. We believe this diversification reduces our dependence on any particular market, industry, or geographic area.

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

        We have completed thousands of engagements for clients around the world, including domestic and foreign companies; federal, state, and local domestic government agencies; governments of foreign countries; public and private utilities; and national and international trade associations. Our clients come from a broad range of industries, with our top ten clients in fiscal 2005 accounting for approximately 20% of our revenues and no single client accounting for more than 5% of our revenues. We also work with many of the world's leading law firms. We experience a high level of repeat business; in fiscal 2005, approximately 82% of our revenues resulted from either ongoing engagements or new engagements for existing clients.

        We deliver our services through a global network of 23 coordinated offices located domestically in Boston and Cambridge, Massachusetts; Chicago, Illinois; New York, New York; College Station, Dallas, and Houston, Texas; Oakland, Palo Alto, and Pasadena, California; Philadelphia, Pennsylvania; Salt Lake City, Utah; and Washington, D.C., and internationally in Brussels, Belgium; Manama, Bahrain; Hong Kong, China; London, United Kingdom; Melbourne, Canberra and Sydney, Australia; Mexico City, Mexico; Toronto, Canada; and Wellington, New Zealand. In fiscal 2005, we relocated our Dubai, UAE office to Manama, Bahrain.

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

        Strong Reputation for High-Quality Consulting; High Level of Repeat Business.    For more than 40 years, we have been a leader in providing sophisticated economic analysis and original, authoritative advice to clients involved in complex litigation and regulatory proceedings. As a result, we believe we have established a strong reputation among leading law firms and business clients as a preferred source of expertise in economics, finance, business, and strategy consulting, as evidenced by our high level of repeat business and significant referrals from existing clients. In fiscal 2005, approximately 82% of our revenues resulted from ongoing engagements and new engagements for existing clients. In addition, we believe our significant name recognition, which we developed as a result of our work on many high-profile litigation and regulatory engagements, has enhanced the development of our business consulting practice.

        Highly Educated, Experienced, and Versatile Consulting Staff.    We believe our most important asset is our base of employee consultants, particularly our senior consultants. Of our 663 employee consultants as of November 26, 2005, 456 were either vice presidents, principals, associate principals, senior associates, or consulting associates, the great majority of whom have a doctorate or other advanced degree. Many of these senior employee consultants are nationally or internationally recognized as experts in their respective fields. In addition to their expertise in a particular field, most of our employee consultants are able to apply their skills across numerous practice areas. This flexibility in staffing engagements is critical to our ability to apply our resources as needed to meet the demands of our clients. As a result, we seek to hire consultants who not only have strong analytical skills, but who are also creative, intellectually curious, and driven to develop expertise in new practice areas and industries.

        Global Presence.    We deliver our services through a global network of 23 coordinated offices, including 13 domestic and 10 international offices. Our international offices are in Brussels, Manama, Hong Kong, London, Melbourne, Canberra, Sydney, Mexico City, Toronto, and Wellington. Many of our clients are multi-national firms with issues that cross international boundaries, and we believe our global presence provides us with a competitive advantage to address complex issues that span countries and continents. Our global presence also gives us access to many of the leading experts around the world on a variety of issues, allowing us to expand our knowledge base and areas of functional expertise.

        Diversified Business.    Our business is diversified across multiple dimensions, including service offerings, vertical industry coverage, areas of expertise, client base, and geography. Through 23 offices located around the world, we provide multiple services across 11 areas of functional expertise to hundreds of clients across 12 vertical industries. By maintaining expertise in multiple industries, we are able to offer clients creative and pragmatic advice tailored to their specific markets. By offering clients both legal and regulatory consulting services and business consulting services, we are able to satisfy an array of client needs, ranging from expert testimony for complex lawsuits to designing global business strategies. This broad range of expertise enables us to take an interdisciplinary approach to certain engagements, combining economists and experts in one area with specialists in other disciplines. We believe this diversification reduces our dependence on any particular market, industry, or geographic area. Furthermore, our legal and regulatory consulting business is driven primarily by regulatory changes and high-stakes legal proceedings, which typically occur without regard to the business cycle. Our diversity also enhances our expertise and the range of issues that we can address on behalf of our clients.

        Integrated Business.    We manage our business on an integrated basis through our global network of 23 offices and 11 areas of functional expertise. Each of our practice areas operates and is managed across geographic borders and has representative officers and other consultants in several of our offices. We view these cross-border practices as integral to our success and key to our management approach. Our practice groups cross-staff extensively and share consulting approaches, technical data and analysis, research, and marketing strategies across borders. When we acquire companies, our practice is rapidly to integrate systems, procedures, and people into our business model. In addition to sharing our intellectual property assets globally, we encourage geographic collaboration among our practices by including a consultants overall contribution to our practices as a factor in determining a consultants annual bonus.

        Diversified Client Base.    We have completed thousands of engagements for clients in a broad range of industries around the world. In fiscal 2005, our top ten clients accounted for approximately 20% of our revenues, with no single client accounting for more than 5% of our revenues. Our clients include major firms in: computers and telecommunications; media, entertainment, and professional sport leagues; transportation; pharmaceuticals; chemicals, oil, and gas; electric utilities, environment, and other energies; materials and manufacturing; aerospace and defense; foods and other consumer goods; investment banking; public accounting and other professional services; and retailing.

        Established Corporate Culture.    Our success has resulted in part from our established corporate culture. We believe we attract consultants because of our more than 40-year history, our strong reputation, the credentials, experience, and reputation of our employee consultants, the opportunity to work on an array of matters with a broad group of renowned non-employee experts, and our collegial atmosphere. Our attractiveness as an employer is reflected in our low voluntary turnover rate among senior employee consultants, which has averaged less than 12% per year in the last three fiscal years. We believe our corporate culture also contributes to our ability to integrate successfully our acquisitions.

        Access to Leading Academic and Industry Experts.    To enhance the expertise we provide to our clients, we maintain close working relationships with a select group of non-employee experts. Depending on client needs, we use non-employee experts for their specialized expertise, assistance in conceptual problem-solving, and expert witness testimony. We work regularly with renowned professors at such institutions as Cornell University, Georgetown University, Harvard University, the Massachusetts Institute of Technology, Stanford University, Texas A&M University, the University of California at Berkeley, the University of California at Los Angeles, the University of Toronto, the University of Virginia, and other leading universities. These experts also generate business for us and provide us access to other leading academic and industry experts. By establishing affiliations with these prestigious experts, we further enhance our reputation as a leading source of sophisticated economic and financial analysis. We have exclusive relationships with 41 non-employee experts and non-exclusive relationships with numerous additional experts.

        Demonstrated Success with Acquisitions.    Since fiscal 1998, we have made 11 acquisitions. These acquisitions have contributed to our growth in revenues, number of consultants, geographic presence, vertical industry coverage, and areas of functional expertise. In each case, we have been able to integrate these acquisitions into our culture and retain the key consultants, in part because of our systematic approach to the integration of acquired businesses. We devote a substantial amount of effort to ensuring that acquired consultants understand our compensation system and have expectations and incentives similar to those of our existing consultants. We make efforts to place acquired consultants appropriately within our management hierarchy, and we regularly appoint acquired consultants to internal committees to provide meaningful participation in the management of our business. We also promote the integrated staffing of new engagements so that existing and acquired consultants begin to work together as a team. We believe our success with acquisitions is a key competitive advantage that will allow us to pursue additional acquisitions to expand the breadth and scope of services we provide.

Services

        We offer services in two broad areas: legal and regulatory consulting and business consulting. Engagements in our two service areas often involve similar areas of expertise and address related issues, and it is common for our consultants to work on engagements in both service areas. Together, these two service areas comprised approximately 97% of our consolidated revenues in fiscal 2005; the remaining consolidated revenues, approximately 3%, came from our NeuCo subsidiary.

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

        The following is a summary of the areas of functional expertise that we offer in legal and regulatory consulting engagements.

Areas of Functional Expertise	Description of Services
Antitrust	Expert testimony and analysis to support law firms and their clients involved in antitrust litigation. Areas of expertise include collusion, price signaling, monopolization, tying, exclusionary conduct, resale price maintenance, predatory pricing, and price discrimination.
Finance	Valuations of businesses, products, intellectual property, contracts, and securities. Expert testimony on valuation theory. Risk assessment for derivative securities. Computations of damages and liability analysis in securities fraud cases.
Environment	Expert testimony and consulting for environmental disputes in litigation proceedings and before government agencies. Services include determining responsibility for cleanups; estimating damages for spills, disposals, and other environmental injuries; performing regulatory cost-benefit analysis; and developing innovative compliance techniques, such as emissions trading.
Mergers and Acquisitions	Economic analysis to assist clients in obtaining domestic and foreign regulatory approvals, in proceedings before government agencies, such as the U.S. Federal Trade Commission, the U.S. Department of Justice, the Merger Task Force at the European Commission, and the Canadian Competition Bureau. Analyses include simulating the effects of mergers on prices, estimating demand elasticities, designing and administering customer and consumer surveys, and studying possible acquisition-related synergies.
Intellectual Property	Consulting and expert testimony in patent, trademark, copyright, trade secret, and unfair competition disputes. Services include valuing property rights and estimating lost profits, reasonable royalties, unjust enrichment, and prejudgment interest.
Commercial Damages	Calculation of damages and critiquing opposing estimates of damages in complex commercial litigation such as product liability. Analyses of specific economic attributes, such as price and sales volume, using expertise in applied microeconomics and econometrics.
International Trade	Expert testimony and consulting in international trade disputes. Expertise includes antidumping, countervailing duty examinations, and other disputes involving a wide range of industries and numerous countries.
Forensic Accounting & Computing	Expert testimony and consulting for financial disputes. Services include the estimation of damages arising in significant corporate disputes, the provision of expert accounting testimony and evidence, and the investigation of large-scale corporate fraud, including the securing, searching, recovery, and analysis of digital data to assist in the resolution of disputes and the reconstruction of recovered accounting systems and tracing of transactions through accounting systems to determine their true nature.

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

  •
  Chemicals and petroleum

  •
  Electric power and other energy/environmental industries

  •
  Financial services

  •
  Healthcare

  •
  Materials and manufacturing

  •
  Media

  •
  Oil and gas

  •
  Pharmaceuticals

  •
  Sports

  •
  Telecommunications

  •
  Transportation

Clients

        We have completed thousands of engagements for clients around the world, including domestic and foreign corporations; federal, state, and local domestic government agencies; governments of foreign countries; public and private utilities; and national and international trade associations. Very frequently, we work with major law firms who approach us on behalf of their own clients. While we have particular expertise in a number of industries, we provide services to a diverse group of clients in a broad range of industries. No single client accounted for more than 5% of our revenues in fiscal 2005. Our policy is to keep the identities of our clients confidential unless our work for the client is already publicly disclosed. See Note 12 of our audited consolidated financial statements for a breakdown of our revenue by geographic region.

Software Subsidiary

        NeuCo, a subsidiary of which we owned 49.7% and 51.0% of the equity as of November 26, 2005, and November 27, 2004, respectively, develops and markets a family of neural network software tools and complementary application consulting services that are currently focused on electric utilities. Although NeuCo had its origins in one of our consulting engagements, it is primarily a software company that operates independently from our consulting business. NeuCo's products and services are designed to help utilities optimize the use of their power plants by improving heat rate, reducing emissions, overcoming operating constraints, and increasing output capability. NeuCo achieved revenues of approximately $9.0 million in fiscal 2005, $8.4 million in fiscal 2004, and $5.3 million in fiscal 2003. NeuCo generated a net profit of approximately $114,000 in fiscal 2005, $753,000 in fiscal 2004, and $376,000 in fiscal 2003.

Human Resources

        On November 26, 2005, we had 906 employees, including 663 employee consultants, comprising 161 vice presidents, 295 other senior employee consultants (either principals, associate principals, senior associates, or consulting associates) and 207 junior consultants (either associates or analysts), as well as 243 administrative staff members. Vice presidents and principals generally work closely with clients, supervise junior consultants, provide expert testimony on occasion, and seek to generate business for CRA. Principals, associate principals, senior associates, and consulting associates typically serve as project managers and handle complex research assignments. Consulting associates, associates, and analysts gather and analyze data sets and complete statistical programming and library research.

        We derive most of our revenues directly from the services provided by our employee consultants. Our employee consultants were responsible for securing engagements that accounted for approximately 79% of our total revenues in fiscal 2005 and 72% of our total revenues in fiscal 2004, excluding reimbursable expenses. Our top five employee consultants generated approximately 14% of our total revenues in fiscal 2005 and in fiscal 2004, excluding reimbursable expenses. Our employee consultants have backgrounds in many disciplines, including economics, business, corporate finance, accounting, materials sciences, and engineering. Most of our senior employee consultants, consisting of vice presidents, principals, associate principals, senior associates, and consulting associates, have either a doctorate or another advanced degree in addition to substantial management, technical, or industry expertise. Of our total senior employee consulting staff of 456 as of November 26, 2005, approximately 137 have doctorates, and approximately 213 have other advanced degrees. We believe our financial results and reputation are directly related to the number and quality of our employee consultants.

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

        Most of our vice presidents have signed non-solicitation agreements, which generally prohibit the employee from soliciting our clients or soliciting and/or hiring our employees for one year or longer following termination of the person's employment with CRA. In addition, many of the stock options we issued in 2004 and 2005 contained a provision that they may only be exercised upon the execution of a non-competition agreement. We align each vice president's interest with our overall interests and most of our vice presidents to have an equity interest in us. All of our senior employee consultants who were shareholders before our initial public offering are parties to a stock restriction agreement that prohibits them, except under certain circumstances, from selling or otherwise transferring shares of our common stock held immediately before the initial public offering and generally enables us to repurchase a portion of these shares at a substantial discount if they were to leave us during the restriction period, with a larger discount if they were to compete with us after their departure. The amount of shares subject to these restrictions declines over the life of the agreement.

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

        In addition, we work closely with a select group of non-employee experts from leading universities and industry, who supplement the work of our employee consultants and generate business for us. In each of fiscal 2005 and 2004, six of our exclusive non-employee experts were responsible for securing engagements that accounted for approximately 13% and 18% of our revenues in those years, excluding fees charged to the engagement by the non-employee expert and reimbursable expenses. We believe these experts choose to work with us because of the interesting and challenging nature of our work, the opportunity to work with our quality-oriented consultants, and the financially rewarding nature of the work. Forty-one non-employee experts, generally comprising the more active of those with whom we work, have entered into non-competition agreements with us as of November 26, 2005.

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

        In 2003, we commenced a corporate branding initiative. The purpose of the initiative was to establish a unified corporate look and ensure that our corporate materials reflected our image and reinforced our business strategy. Our goal was to articulate our value proposition more effectively to the marketplace and produce a more consistent "look and feel" for our corporate collateral materials. As part of this initiative, in May 2005, we changed our name from Charles River Associates Incorporated to CRA International, Inc. The name change reflects our global presence in the economic, financial and management consulting industry. We expect our corporate branding initiative to continue, including the integration of our recently acquired practices, offices and consultants

        It is important to us that we conduct business ethically and in accordance with industry standards and our own rigorous professional standards. We carefully consider the pursuit of each specific market, client, and engagement. Before we accept a new client or engagement, we determine whether a conflict of interest exists by circulating a client development report among our senior staff and by checking our internal client database. If we accept an engagement where a potential conflict could arise, we take steps to separate the employee consultants working on other matters that could conflict with the new engagement in an effort to prevent the exchange of confidential information.

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

Item 1A—Risk Factors

        Our operations are subject to a number of risks. You should carefully read and consider the following risk factors, together with all other information in this report, in evaluating our business. If any of these risks, or any risks not presently known to us or that we currently believe are not significant, develops into an actual event, then our business, financial condition, and results of operations could be adversely affected. If that happens, the market price of our common stock could decline, and you may lose all or part of your investment.

We depend upon key employees to generate revenue

        Our business consists primarily of the delivery of professional services, and accordingly, our success depends heavily on the efforts, abilities, business generation capabilities, and project execution capabilities of our employee consultants. In particular, our employee consultants' personal relationships with our clients are a critical element in obtaining and maintaining client engagements. If we lose the services of any employee consultant or if our employee consultants fail to generate business or otherwise fail to perform effectively, that loss or failure could adversely affect our revenues and results of operations. Our employee consultants generated engagements that accounted for approximately 79% of our revenues in fiscal 2005 and approximately 72% in fiscal 2004, excluding reimbursable expenses. Our top five employee consultants generated approximately 14% of our revenues in fiscal 2005 and in fiscal 2004, excluding reimbursable expenses. We do not have non-compete agreements with the majority of our employee consultants, and they can terminate their relationships with us at will and without notice. The non-competition and non-solicitation agreements that we have with some of our employee consultants offer us only limited protection and may not be enforceable in every jurisdiction.

We depend on our non-employee experts

        We depend on our relationships with our exclusive non-employee experts. In fiscal 2005 and fiscal 2004, six of our exclusive non-employee experts generated engagements that accounted for approximately 13% and 18% of our revenues in those years, respectively, excluding fees charged to the engagement by the non-employee expert and reimbursable expenses. We believe that these experts are highly regarded in their fields and that each offers a combination of knowledge, experience, and expertise that would be very difficult to replace. We also believe that we have been able to secure some engagements and attract consultants in part because we could offer the services of these experts. Most of these experts can limit their relationships with us at any time for any reason. These reasons could include affiliations with universities with policies that prohibit accepting specified engagements, the pursuit of other interests, and retirement.

        As of November 26, 2005, we had non-competition agreements with 41 of our non-employee experts. The limitation or termination of any of their relationships with us, or competition from any of them after these agreements expire, could harm our reputation, reduce our business opportunities and adversely affect our revenues and results of operations.

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

We depend on our antitrust and mergers and acquisitions consulting business

        We derived approximately 28% of our revenues in fiscal 2005, 25% of our revenues in fiscal 2004, and 25% of our revenues in fiscal 2003 from engagements in our antitrust and mergers and acquisitions practice areas. Any substantial reduction in the number or size of our engagements in these practice areas could adversely affect our revenues and results of operations. We derived significant revenues from engagements relating to enforcement of United States antitrust laws. Changes in federal antitrust laws, changes in judicial interpretations of these laws, or less vigorous enforcement of these laws as a result of changes in political appointments or priorities or for other reasons could substantially reduce our revenues from engagements in this area. In addition, adverse changes in general economic conditions, particularly conditions influencing the merger and acquisition activity of larger companies, could adversely affect engagements in which we assist clients in proceedings before the U.S. Department of Justice and the U.S. Federal Trade Commission. An economic slowdown may have an adverse effect on mergers and acquisitions activity, which would reduce the number and scope of our engagements in this practice area. Any such downturn would adversely affect our revenues and results of operations.

We derive our revenues from a limited number of large engagements

        We derive a portion of our revenues from a limited number of large engagements. If we do not obtain a significant number of new large engagements each year, our business, financial condition, and results of operations could suffer. Our ten largest engagements accounted for approximately 12% of our revenues in fiscal 2005, 17% in fiscal 2004, and 20% in fiscal 2003. Our ten largest clients accounted for approximately 20%, 23%, and 28% of our revenues in those years, respectively. In general, the volume of work we perform for any particular client varies from year to year, and due to the specific engagement nature of our practice, a major client in one year may not hire us in the following year.

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

Our debt obligations may adversely impact our financial performance

        In June and July of 2004, we issued a total of $90.0 million of 2.875% convertible senior subordinated debentures due 2034. We have previously operated with little or no debt, and our previous payments of interest have not been material. The interest we will be required to pay on these debentures will reduce our net income each year until the debentures are no longer outstanding. The terms of the debentures also include provisions that could accelerate our obligation to repay all amounts outstanding under the debentures if certain events happen, such as our failure to pay interest in a timely manner, failure to pay principal upon redemption or repurchase, failure to deliver cash, shares of common stock, or other property upon conversion and other specified events of default. In addition, on June 15, 2011, June 15, 2014, June 15, 2019, June 15, 2024 and June 15, 2029, or following specified fundamental changes, holders of debentures may require us to repurchase their debentures for cash. On December 14, 2004, we irrevocably elected to settle with cash 100% of the principal amount of the debentures upon conversion thereof, and holders of the debentures may convert them if our stock price exceeds $50 per share for at least 20 out of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. Because the closing price of our common stock did not equal or exceed the $50 per share contingent conversion trigger price for 20 out of 30 consecutive trading days ending on November 26, 2005, holders of the debentures are not able to exercise their right to convert the bonds during the first quarter of fiscal 2006. However, this test is repeated each fiscal quarter and has been met previously. On June 20, 2005, we amended our loan agreement with Citizens Bank to increase the existing line of credit from $40 million to $90 million to mitigate the potential liquidity risk, and to provide funding if required, in the event of conversion by the debenture holders. We intend to use the amounts available under our bank line of credit, in the event debenture holders exercise their rights to convert. The degree to which we are leveraged could adversely affect our ability to obtain further financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures.

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

        In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We could incur substantial costs in prosecuting or defending any intellectual property litigation. For example, our NeuCo subsidiary has recently been sued for patent infringement by one of its competitors. While NeuCo is contesting the complaint, they cannot be certain that they will prevail. See Part I, Item 3, Legal Proceedings, for more detail on this matter. NeuCo may be required to incur substantial costs in defending this litigation or other similar litigation in the future, which could adversely affect our operating results and financial condition.

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

Our reported earnings per share may be more volatile because of the accounting standards, rules, and regulations as they relate to our convertible senior subordinated debentures

        Holders of our 2.875% convertible senior subordinated debentures due 2034 may convert the debentures only under certain circumstances, including certain stock price-related conversion contingencies. Under accounting regulations effective for periods through December 15, 2004, until the contingent conversion condition was met, any shares underlying our debentures were not included in the calculation of diluted earnings per share. Under current accounting regulations, effective for periods ending after December 15, 2004, contingently convertible securities should be included in diluted earnings per share computations regardless of whether a stock price-related conversion contingency has been met. Under a proposed amendment to SFAS No. 128, in order to remain under the treasury stock method of accounting, issuers of debentures such as ours must commit, contractually and irrevocably, to settle the par value of the debentures in cash. On December 14, 2004, we elected, contractually and irrevocably, to settle the par value of our debentures with cash. As a result of our election, we must settle the conversion of the debentures, as follows: (i) $1,000 in cash per $1,000 principal amount of debentures converted; and (ii) in cash or shares of our common stock (at our future election, except for cash in lieu of fractional shares), any conversion obligation that exceeds the principal amount of the debentures converted.

        We will continue to determine the effect of the debentures on earnings per share under the treasury stock method of accounting. The treasury stock method of accounting allows us to report dilution only when our average stock price per share for the reporting period exceeds the $40 conversion price and only to the extent of the additional shares we may be required to issue in the event our conversion obligation exceeds the principal amount of the debentures converted. For the first $1 per share that our average stock price exceeds the $40 conversion price of the debentures, we will include approximately 55,000 additional shares in our diluted share count. For the second $1 per share that our average stock price exceeds the $40 conversion price, we will include approximately 52,000 additional shares, for a total of approximately 107,000 shares, in our diluted share count, and so on, with the additional shares' dilution falling for each $1 per share that our average stock price exceeds $40 if the stock price rises further above $40 (see table, below).

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

The market price of our common stock may be volatile

        The market price of our common stock has fluctuated widely and may continue to do so. For example, from November 28, 2004, to November 26, 2005, the trading price of our common stock ranged from a high of $58.47 per share to a low of $40.23 per share. Many factors could cause the market price of our common stock to rise and fall. Some of these factors are:

  •
  variations in our quarterly results of operations;

  •
  the hiring or departure of key personnel or non-employee experts;

  •
  changes in our professional reputation;

  •
  the introduction of new services by us or our competitors;

  •
  acquisitions or strategic alliances involving us or our competitors;

  •
  changes in accounting principles or methods, such as SFAS No. 123R "SFAS No. 123 (revised 2004) "Share-Based Payment";

  •
  changes in estimates of our performance or recommendations by securities analysts;

  •
  future sales of shares of common stock in the public market; and

  •
  market conditions in the industry and the economy as a whole.

        In addition, the stock market has recently experienced significant price and volume fluctuations. These fluctuations are often unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. When the market price of a company's stock drops significantly, shareholders often institute securities class action litigation against that company. Any litigation against us could cause us to incur substantial costs, divert the time and attention of our management and other resources, or otherwise harm our business.

Our charter and by-laws and Massachusetts law may deter takeovers

        Our amended and restated articles of organization and amended and restated by-laws and Massachusetts law contain provisions that could have anti-takeover effects and that could discourage, delay, or prevent a change in control or an acquisition that our shareholders and debenture holders may find attractive. These provisions may also discourage proxy contests and make it more difficult for our shareholders to take some corporate actions, including the election of directors. These provisions could limit the price that investors might be willing to pay for shares of our common stock.

Item 1B—Unresolved Staff Comments

        Not applicable.

Item 2—Properties

        In the aggregate, as of November 26, 2005, we lease approximately 336,000 square feet of office space in locations around the world. Of this total, we have subleased to other companies approximately 57,000 square feet of our office space.

        All of our offices are electronically linked and have access to our core consulting tools. We believe our existing facilities are adequate to meet our current requirements and that suitable space will be available as needed.

Item 3—Legal Proceedings

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

Item 4—Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our shareholders during the fourth quarter of fiscal 2005.

PART II

Item 5—Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

        Market Information.    We first offered our common stock to the public on April 23, 1998. Since that time, our common stock has been traded on the NASDAQ National Market under the symbol CRAI. The following table provides the high and low sales prices of our common stock as reported on the NASDAQ National Market for the periods indicated.

Fiscal Year Ended November 27, 2004	High	Low
November 30, 2003 to February 20, 2004	$37.99	$29.23
February 21, 2004 to May 14, 2004	$36.80	$27.81
May 15, 2004 to September 3, 2004	$37.55	$27.37
September 4, 2004 to November 27, 2004	$43.66	$30.62
Fiscal Year Ended November 26, 2005	High	Low
November 28, 2004 to February 18, 2005	$48.48	$40.50
February 19, 2005 to May 13, 2005	$54.71	$41.55
May 14, 2005 to September 2, 2005	$58.47	$45.25
September 3, 2005 to November 26, 2005	$51.10	$40.23

        Shareholders.    We had approximately 95 holders of record of our common stock as of February 8, 2006. This number does not include shareholders for whom shares were held in a "nominee" or "street" name.

        Dividends.    We currently intend to retain any future earnings to finance our operations and therefore do not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of our bank line of credit place restrictions on our ability to pay cash dividends on our common stock.

        Repurchases of Equity Securities.    We did not repurchase any of our securities during the fourth quarter of fiscal 2005.

Item 6—Selected Financial Data

        The following selected consolidated financial data as of and for each of the fiscal years in the five-year period ended November 26, 2005, have been derived from our audited consolidated financial statements.

	Fiscal Year Ended
	November 26, 2005 (52 weeks)	November 27, 2004 (52 weeks)	November 29, 2003 (52 weeks)	November 30, 2002 (53 weeks)	November 24, 2001 (52 weeks)
	(In thousands, except per share data)
Consolidated Statement of Operations Data(1):
Revenues	$295,474	$216,735	$163,458	$130,690	$109,804
Costs of services	174,724	127,716	100,168	80,659	65,590

Gross profit	120,750	89,019	63,290	50,031	44,214
Selling, general and administrative	76,562	57,286	43,055	36,600	31,556
Income from operations	44,188	31,733	20,235	13,431	12,658
Interest income.	2,149	904	429	486	1,098
Interest expense	(3,369)	(1,751)	(38)	(120)	(53)
Other income (expense)	221	(260)	(306)	(29)	—

Income before provision for income taxes and minority interest	43,189	30,626	20,320	13,768	13,703
Provision for income taxes	(18,530)	(13,947)	(8,737)	(5,879)	(5,848)

Income before minority interest	24,659	16,679	11,583	7,889	7,855
Minority interest	(59)	(335)	(154)	547	(416)

Net income	$24,600	$16,344	$11,429	$8,436	$7,439

Net income per share(2):
Basic	$2.34	$1.63	$1.21	$0.93	$0.82

Diluted	$2.13	$1.55	$1.16	$0.91	$0.81

Weighted average number of shares outstanding(2):
Basic	10,526	10,016	9,438	9,047	9,107

Diluted	11,564	10,520	9,843	9,283	9,218

	November 26, 2005	November 27, 2004	November 29, 2003	November 30, 2002	November 24, 2001
	(In thousands)
Consolidated Balance Sheet Data:
Working capital	$148,382	$101,319	$78,952	$37,709	$41,109
Total assets	387,545	288,811	164,216	109,169	96,890
Total long-term debt	90,242	91,214	1,571	413	612
Total shareholders' equity	204,620	127,026	118,031	78,358	70,002

(1)
On July 18, 2001, we acquired certain assets of PA Consulting Group, Inc. On April 29, 2002, we acquired certain assets of the North American operations of Arthur D. Little's Chemical and Energy practice (Arthur D. Little is now known as Dehon, Inc.), and on May 10, 2002, we acquired certain assets of the U.K. operations of Arthur D. Little's Chemical and Energy practice. As more fully described in Note 2 of the notes to our consolidated financial statements, we also made the following acquisitions:

•
On June 16, 2005, the equity of Economics of Competition and Litigation Limited, formerly known as Lexecon Ltd.

•
On April 27, 2005, the equity of Lee & Allen Consulting Limited.

•
November 18, 2004, the equity of Network Economics Consulting Group Pty Ltd.

•
November 12, 2004, certain assets and liabilities of Tabors Caramanis & Associates.

•
April 30, 2004, the equity of InteCap, Inc.

  Each of these acquisitions was accounted for under the purchase accounting method, and the results of operations for each of these acquisitions have been included in the accompanying statements of income from the respective dates of acquisition.

(2)
Basic net income per share represents net income divided by the weighted average shares of common stock outstanding during the period. Diluted net income per share represents net income divided by the weighted average shares of common stock and common stock equivalents outstanding during the period. Weighted average shares used in diluted net income per share include common stock equivalents arising from stock options and shares underlying our debentures using the treasury stock method.

Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are a leading economic, financial, and business consulting firm that applies advanced analytic techniques and in-depth industry knowledge to complex engagements for a broad range of clients. We offer two types of services: legal and regulatory consulting and business consulting. We estimate that we derived approximately 97% of our revenues in fiscal 2005 from business consulting and legal and regulatory consulting, and approximately 3% from NeuCo, a subsidiary of which we own 49.7%. NeuCo develops and markets a family of neural network software tools and complementary application consulting services that are currently focused on electricity generation by utilities.

        We derive revenues principally from professional services rendered by our employee consultants. In most instances, we charge clients on a time-and-materials basis and recognize revenues in the period when we provide our services. We charge consultants' time at hourly rates, which vary from consultant to consultant depending on a consultant's position, experience, and expertise, and other factors. We derive a portion of our revenues from fixed-price contracts. Revenues from fixed-price engagements are recognized using a proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. We derived 6.5% and 7.0% of our revenues from fixed-price engagements in fiscal 2005 and 2004, respectively. We generate substantially all of our professional services fees from the work of our own employee consultants and a portion from the work of our non-employee experts. Factors that affect our professional services revenues include the number and scope of client engagements, the number of consultants we employ, the consultants' billing rates, and the number of hours our consultants work. Revenues also include reimbursements, or expenses billed to clients, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses.

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

Utilization & Seasonality

        Because we derive the majority of our revenues from hourly billings by our employee consultants, our utilization of those employee consultants is one key indicator that we use to measure our operating performance. We calculate utilization by dividing the total hours worked by our employee consultants on engagements during the measurement period by the total number of hours that our employee consultants were available to work during that period. Utilization was 78 percent for fiscal 2005, 79 percent for fiscal 2004, and 72 percent for fiscal 2003. Historically, we have experienced higher utilization in our legal and regulatory consulting practice than in our business consulting practice because our business consulting practice devotes a greater portion of its time to sales and marketing efforts.

        We experience certain seasonal effects that impact our revenue. Because our revenues depend on the number of hours worked by our employee consultants, concurrent vacations or holidays taken by a large number of consultants can adversely impact our revenue. Historically, we experience lower utilization in the first quarter, which includes the holiday season, and in the third quarter, which is a 16-week period, and includes the summer vacation season.

Fiscal Periods

        Our fiscal year ends on the last Saturday in November, and accordingly, our fiscal year will periodically contain 53 weeks rather than 52 weeks. Historically, we have managed our business based on 13 four-week billing cycles to clients and, consequently, have established quarters that are divisible by four-week periods. As a result, the first, second, and fourth quarters of each fiscal year are 12-week periods, and the third quarter of each fiscal year is a 16-week period. In those years when our fiscal year contains 53 weeks, our fourth quarter is a 13-week period. Accordingly, period-to-period comparisons of our results of operations are not necessarily meaningful if the periods being compared have different lengths.

        The terms "fiscal 2005," "fiscal 2004," and "fiscal 2003," refer to the 52-week periods ended November 26, 2005, November 27, 2004, and November 29, 2003, respectively.

Acquisitions and International Expansion

        On June 16, 2005, we completed the acquisition of all of the equity of Economics of Competition and Litigation Limited ("ECL"), a London-based provider of competition economics in Europe, formerly known as Lexecon Ltd. We purchased ECL for approximately $15.3 million valued using foreign exchange rates as of the date of acquisition (after deducting cash acquired, and adding acquisition costs and transaction fees paid or accrued). The purchase price consisted of $11.5 million in cash and $3.8 million in loan notes that were exchanged for 70,533 shares of our common stock, which carry restrictions with respect to when they can be sold. We may be required to pay additional purchase consideration over the four years following the transaction, in cash and our stock, if specific performance targets are met. On a preliminary basis, we anticipate that any additional payments related to this contingency will be accounted for as additional goodwill. The acquisition has been accounted for under the purchase method of accounting, and the results of operations have been included in the accompanying statements of income from the date of acquisition. The ECL acquisition added approximately 25 employee consultants. We believe the acquisition provides us with a stronger foundation for growth in the expanding economics consulting market in Europe, and provides additional expansion opportunities in South Africa.

        On April 27, 2005, we completed the acquisition of all of the equity of Lee & Allen Consulting Limited ("Lee & Allen"), a London-based consulting firm offering financial dispute resolution and forensic accounting services to the corporate, legal, and regulatory markets. We purchased Lee & Allen for approximately $16.8 million valued using foreign exchange rates as of the date of the acquisition (after deducting cash acquired, and adding acquisition costs and transaction fees paid or accrued). The purchase price consisted of $13.0 million in cash and $3.8 million in loan notes that were exchanged for 77,343 shares of our common stock, which carry restrictions with respect to when they can be sold. We may be required to pay additional purchase consideration over the four years following the transaction, in cash and our stock, if specific performance targets are met. On a preliminary basis, we anticipate that any additional payments related to this contingency will be accounted for as additional goodwill. The acquisition has been accounted for under the purchase method of accounting, and the results of operations have been included in the accompanying statements of income from the date of acquisition. The Lee & Allen acquisition added approximately 40 employee consultants, and we believe it provides us with opportunities to expand further into continental Europe while addressing our corporate goal of boosting the performance of our existing London operation.

        On November 18, 2004, we completed the acquisition of Network Economics Consulting Group Pty Ltd ("NECG"), an Australia-based regulatory and economic consulting firm, for a purchase price of approximately $10.7 million valued using foreign exchange rates as of the date of the acquisition (after deducting cash acquired, and adding acquisition costs and transaction fees paid or accrued), consisting of $7.7 million in cash and 75,261 shares of our common stock valued at $3.0 million. These shares carry restrictions with respect to when they can be sold. The purchase agreement provided for additional purchase consideration over the three years following the transaction, in cash, if specific performance targets are met. During the fourth quarter of fiscal 2005, we recorded a $0.5 million liability related to this earnout obligation, which will be paid during the second quarter of fiscal 2006. This payment, and any additional payments related to this contingency, have been and will be accounted for as additional goodwill. The acquisition has been accounted for under the purchase method of accounting. The results of operations have been included in the accompanying statements of income from the date of acquisition. The NECG acquisition added 34 employee consultants, and we believe it greatly enhances our position in the Australian regulatory market, providing us with an important platform for growth in the Asia Pacific region. The allocation of the $10.7 million purchase price to the estimated fair value of assets acquired and liabilities assumed includes primarily $2.2 million of accounts receivable, $0.2 million of unbilled services, $1.2 million of intangible assets, and $8.2 million of goodwill. The purchase price allocation includes a valuation and appraisal of the intangible assets.

        On November 12, 2004, we completed the acquisition of certain assets and liabilities of Tabors Caramanis & Associates ("TCA"), a Cambridge, Massachusetts-based economics and engineering consulting firm, for a purchase price of approximately $7.7 million (after adding a working capital adjustment, acquisition costs, and transaction fees paid or accrued), consisting of $6.7 million in cash and 24,495 shares of our common stock valued at $1.0 million. These shares carry restrictions with respect to when they can be sold. The purchase agreement provided for additional purchase consideration over the two years following the transaction, in cash and our stock, if specific performance targets are met. During the fourth quarter of fiscal 2005, we recorded a $0.6 million liability related to this earnout obligation, which will be paid during the second quarter of fiscal 2006. This payment, and any additional payments related to this contingency, have been and will be accounted for as additional goodwill. The acquisition has been accounted for under the purchase method of accounting. The results of operations have been included in the accompanying statements of income from the date of acquisition. The TCA acquisition added 15 employee consultants and expands our core competency in worldwide energy consulting. The allocation of the $7.7 million purchase price to the estimated fair value of assets acquired and liabilities assumed includes primarily $2.3 million of accounts receivable, $0.4 million of unbilled services, $0.6 million of intangible assets, and $4.9 million of goodwill. The purchase price allocation includes a valuation and appraisal of the intangible assets.

        On April 30, 2004, we completed the acquisition of InteCap, Inc. ("InteCap") for a purchase price of approximately $79.4 million (after deducting cash acquired, and after adding acquisition costs and transaction fees paid or accrued). The acquisition has been accounted for under the purchase method of accounting. The results of operations have been included in the accompanying statements of income beginning May 1, 2004. The InteCap acquisition added approximately 130 employee consultants and expanded our geographic footprint into key markets such as Chicago and New York, and strengthened our presence in Houston, Silicon Valley, Boston and Washington D.C. The allocation of the $79.4 million purchase price to the estimated fair value of assets acquired and liabilities assumed includes primarily $11.1 million of accounts receivable, $4.8 million of unbilled services, $1.8 million of intangible assets, and $49.8 million of goodwill. The purchase price allocation includes a valuation and appraisal of the intangible assets, and an analysis of net deferred tax assets acquired.

        In fiscal 2005, our international operations increased significantly from fiscal 2004. Revenues from our international operations accounted for 19.1%, 10.5%, and 15.1% of our total revenues in fiscal 2005, fiscal 2004, and fiscal 2003, respectively, as more fully described in note 12 of the notes to our audited consolidated financial statements. Our international revenues for fiscal 2005 reflect a full year of operations for the NECG acquisition, which occurred during the last quarter of fiscal 2004, and expanded our presence in the Asia Pacific market. In addition, our international revenues for fiscal 2005 include partial year operations for the United Kingdom based ECL and Lee & Allen acquisitions. These acquisitions have significantly increased the diversification of our European business, including forensic accounting and computing practices, and expanded service offerings in competition economics, commercial litigation, and energy industries. We have also developed a significant presence in the European litigation and regulatory markets; in addition, we can now serve clients in South Africa, Hong Kong, and other parts of Asia. The decrease in our international revenues in fiscal 2004 from fiscal 2003 was driven principally by the security-related reduction in our middle-East business and, to a lesser extent, on a percentage basis, the addition of InteCap, which had a largely domestic presence. We continue to actively evaluate opportunities to strengthen our presence overseas.

Software Subsidiary

        In June 1997, we acquired a majority interest in NeuCo, Inc. NeuCo was established by us and an affiliate of Commonwealth Energy Systems as a start-up entity to develop and market a family of neural network software tools and complementary application consulting services for electric utilities. NeuCo's financial statements are consolidated with our financial statements because of our controlling interest in NeuCo. NeuCo recognized revenues of approximately $9.0 million in fiscal 2005, $8.4 million in fiscal 2004, and $5.3 million in fiscal 2003. NeuCo generated net income of approximately $114,000 in fiscal 2005, $753,000 in fiscal 2004, and $376,000 in fiscal 2003.

        Our interest in NeuCo was 49.7%, 51.0%, and 59.4%, as of November 26, 2005, November 27, 2004, and November 29, 2003, respectively. NeuCo's financial results have been consolidated with our financial results for all fiscal years presented as our ownership interest, combined with CRA officers' holding three Board of Director seats, and other considerations, represented control. These directors have received NeuCo stock options in connection with their NeuCo Board of Director responsibilities. During fiscal 2005, NeuCo issued additional shares to certain NeuCo employees, and during fiscal 2004, NeuCo issued additional shares to a minority interest shareholder in exchange for a note receivable. In addition, certain NeuCo employees and directors exercised stock options during fiscal 2005 and fiscal 2004. As a result of these share transactions, our interest in NeuCo decreased to 49.7% as of November 26, 2005. These share transactions have been recorded as adjustments to capital. The portion of the results of operations of NeuCo allocable to its other owners is shown as "minority interest" on our statement of income, and that amount, along with the capital contributions to NeuCo of its other owners, is shown as "minority interest" on our balance sheet. All significant intercompany accounts have been eliminated.

Critical Accounting Policies

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosure of contingent assets and liabilities. Estimates in these consolidated financial statements include, but are not limited to, allowance for doubtful accounts, depreciation of property and equipment, valuation of stock-based compensation, valuation of acquired intangible assets, accrued and deferred income taxes, valuation allowances on deferred tax assets, and other accrued expenses. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if our assumptions based on past experience or our other assumptions do not turn out to be substantially accurate.

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

        We recognize substantially all of our revenues under written service contracts with our clients where the fee is fixed or determinable, as the services are provided, and only in those situations where collection from the client is reasonably assured. The majority of our revenue is derived from time-and-materials service contracts. Revenues from time-and-materials service contracts are recognized as the services are provided based upon hours worked and contractually agreed-upon hourly rates, as well as a computer services fee based upon hours worked. Revenues from fixed-price engagements are recognized on a proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. Project costs are based on the direct salary and associated fringe benefits of the consultants on the engagement plus all direct expenses incurred to complete the engagement that are not reimbursed by the client. The proportional performance method is used since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and terms set forth in the contract, and are indicative of the level of benefit provided to our clients. Our fixed-price contracts generally include a termination provision that converts the agreement to a time-and-materials contract in the event of termination of the contract. There are no costs that are deferred and amortized over the contract term. Our financial management maintains contact with project managers to discuss the status of the projects and, for fixed-price engagements, financial management is updated on the budgeted costs and resources required to complete the project. These budgets are then used to calculate revenue recognition and to estimate the anticipated income or loss on the project. In the past, we have occasionally been required to commit unanticipated additional resources to complete projects, which have resulted in lower than anticipated income or losses on those contracts. We may experience similar situations in the future. Provisions for estimated losses on contracts are made during the period in which such losses become probable and can be reasonably estimated. To date, such losses have not been significant.

        Revenues also include reimbursements, or expenses billed to clients, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. These reimbursable expenses included in revenues are as follows (in thousands):

	Year Ended
	November 26, 2005 (52 weeks)	November 27, 2004 (52 weeks)	November 29, 2003 (52 weeks)
Reimbursable expenses billed to clients	$35,605	$29,140	$24,879

        Our normal payment terms are 30 days from invoice date. For fiscal 2005 and fiscal 2004, our average days sales outstanding (DSOs) were 105 days and 99 days, respectively. The DSO calculation for fiscal 2004 excludes the effect of the NECG and TCA acquisitions completed in November 2004. We calculate DSOs by dividing the sum of our accounts receivable and unbilled services balance, net of deferred revenue, at the end of the quarter by average daily revenues. Average daily revenues are calculated by dividing quarter revenues by the number of days in a quarter. Our project managers and finance personnel monitor payments from our clients and assess any collection issues. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. We base our estimates on our historical collection experience, current trends, and credit policy. In determining these estimates, we examine historical write-offs of our receivables and review client accounts to identify any specific customer collection issues. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Our failure to estimate accurately the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition, and results of operations. As of November 26, 2005, and November 27, 2004, $5.0 million and $3.4 million, respectively, were provided for doubtful accounts.

        Goodwill and Other Intangible Assets.    We account for our acquisitions of consolidated companies under the purchase method of accounting pursuant to Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" (SFAS No. 141). Goodwill represents the purchase price of acquired businesses in excess of the fair market value of net assets acquired. Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives. Intangible assets consist principally of non-competition agreements, which are amortized on a straight-line basis over the related estimated lives of the agreements (seven to ten years), as well as customer relationships, backlog, trade names, and property leases, which are amortized on a straight-line basis over their remaining useful lives (one to five years).

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill and intangible assets with indefinite lives are not subject to amortization, but monitored annually for impairment, or more frequently if there are indicators of impairment. Any impairment would be measured based upon the fair value of the related asset based on the provisions of SFAS No. 142. Because we have one reporting segment, under SFAS No. 142, we utilize the entity-wide approach for assessing goodwill for impairment and compare our market value to our net book value to determine if an impairment exists. There were no impairment losses related to goodwill in any of the fiscal years presented. If we determine through the impairment review process that goodwill has been impaired, we would record the impairment charge in our consolidated statement of income. The net amount of goodwill was approximately $115.2 million as of November 26, 2005, which includes the following amounts from recent acquisitions: $14.4 million from the ECL acquisition, $14.6 million from the Lee & Allen acquisition, $49.8 million from the InteCap acquisition, $7.9 million from the NECG acquisition, and $4.9 million from the TCA acquisition. The goodwill amounts for the ECL and Lee & Allen acquisitions reflect our preliminary purchase price allocations and are subject to change. These preliminary purchase price allocations are based upon our management's estimates of respective fair values, and will be finalized as we receive other information relevant to these acquisitions, including a valuation and appraisal of the intangible assets acquired, and complete our analysis of other transaction-related costs, such as restructuring activities related to lease obligations.

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

        If we were to determine that an impairment review is required, we would review the expected future undiscounted cash flows to be generated by the assets. If we determine that the carrying value of intangible assets may not be recoverable, we would measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. The net amount of intangible assets was approximately $7.3 million as of November 26, 2005, which includes an estimated

$2.1 million related to the ECL acquisition, an estimated $2.1 million related to the Lee & Allen acquisition, $1.1 million from the InteCap acquisition, $1.0 million from the NECG acquisition, and $0.5 million from the TCA acquisition. The valuations related to the ECL and Lee & Allen intangible assets will be finalized in fiscal 2006.

        Accounting for Income Taxes.    We record income taxes using the liability method. Deferred income tax assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. Our financial statements contain certain deferred tax assets and liabilities that result from temporary differences between book and tax accounting, as well as net operating loss carryforwards. SFAS No. 109, "Accounting for Income Taxes," requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The decision to record a valuation allowance requires varying degrees of judgment based upon the nature of the item giving rise to the deferred tax asset. As a result of operating losses incurred in certain of our foreign subsidiaries, and uncertainty as to the extent and timing of profitability in future periods, we recorded valuation allowances in certain of these foreign subsidiaries based on the facts and circumstances affecting each subsidiary. Had we not recorded these allowances of $241,000 and $58,000 in fiscal 2005 and 2004, respectively, we would have reported a lower effective tax rate than that recognized in our statements of income in fiscal 2005 and 2004.

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

        Our effective tax rate decreased to 42.9 percent in fiscal 2005, compared with 45.5 percent in fiscal 2004. Our improved international performance resulted in a reduced effective tax rate. We continue to monitor our overseas operations and the related tax implications closely to determine whether there are opportunities to lower our effective tax rate further in the future.

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

Recent Accounting Pronouncements

        In December 2004, the FASB issued SFAS No. 123 (revised 2004) "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R replaces SFAS No. 123 "Accounting for Stock-Based Compensation", supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees", and amends SFAS No. 95 "Statement of Cash Flows". SFAS No. 123R requires entities to recognize compensation expense for all share-based payments to employees and directors, including grants of employee stock options, based on the grant-date fair value of those share-based payments (with limited exceptions). In

April 2005, the Securities and Exchange Commission (SEC) issued a final ruling that extended the compliance date for SFAS No. 123R to the first interim or annual reporting period of the registrants' first fiscal year that begins on or after June 15, 2005. We are now required to adopt SFAS No. 123R in the first quarter of fiscal 2006. Adoption of SFAS No. 123R will reduce reported income and net income per share because we currently do not recognize compensation cost for all share-based payments to employees and directors, as permitted by APB Opinion No. 25. We will use SFAS No. 123R's modified prospective application method upon adoption. We estimate the impact of adopting SFAS No. 123R will be a reduction of approximately 29 to 30 cents in diluted earnings per share, based upon estimated compensation expense from unvested options outstanding as of the end of fiscal 2005 and from projected equity grants in fiscal 2006. Compensation expense calculated upon adoption of SFAS No. 123R may differ from pro-forma amounts currently disclosed in our footnotes based on changes in the fair value of our common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits, different assumptions and treatment of forfeitures under SFAS No. 123R, and changes in interest rates or other factors.

        In May 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections" (Statement 154), which replaces APB Opinion No. 20 "Accounting Changes", and SFAS No. 3 "Reporting Accounting Changes in Interim Financial Statements". This Statement changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, this Statement requires retrospective application to prior periods' financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in the income statement. When it is impracticable to determine the cumulative effect of the change, the new principle must be applied as if it were adopted prospectively from the earliest date practicable. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This Statement does not change the transition provisions of any existing pronouncements. We do not believe that the adoption of Statement 154 will have a significant impact on our consolidated statement of income or financial condition.

Results of Operations

        The following table provides operating information as a percentage of revenues for the periods indicated:

	Fiscal Year Ended
	November 26, 2005 (52 weeks)	November 27, 2004 (52 weeks)	November 29, 2003 (52 weeks)
Revenues	100.0%	100.0%	100.0%
Costs of services	59.1	58.9	61.3

Gross profit	40.9	41.1	38.7
Selling, general and administrative	25.9	26.5	26.3

Income from operations	15.0	14.6	12.4
Interest income	.7	0.4	0.2
Interest expense	(1.1)	(0.8)	—
Other income (expense)	—	(0.1)	(0.2)

Income before provision for income taxes and minority interest	14.6	14.1	12.4
Provision for income taxes	6.3	6.4	5.3

Income before minority interest	8.3	7.7	7.1
Minority interest	—	(0.2)	(0.1)

Net income	8.3%	7.5%	7.0%

Fiscal 2005 Compared to Fiscal 2004

        Revenues.    Revenues increased $78.7 million, or 36.3%, to $295.5 million for fiscal 2005 from $216.7 million for fiscal 2004. This increase is due primarily to an increased demand for our services, partially enabled by our InteCap, NECG, TCA, Lee & Allen, and ECL acquisitions. Our litigation revenues grew by approximately 48% from fiscal 2004, which was largely driven by the effects of the acquisition of InteCap at the end of the second quarter of fiscal 2004 and a greater demand for our services primarily in our competition and finance practice areas. We experienced strong revenue growth in our intellectual property practice area primarily because of the addition of InteCap. As a result, intellectual property is now one of the top five revenue-generating practices for us. Our competition practice grew by approximately 50% from fiscal 2004 due primarily to the NECG and ECL acquisitions, and because of an increase of activity in the mergers and acquisitions market. Our finance practice grew by approximately 24% primarily because of increased demand for our services in general securities litigation and other financial-based litigation. For example, we have an active pipeline of work relating to certain states' investigations of business practices within the insurance industry, as well as SEC scrutiny of market trading in the mutual fund industry. Our business consulting revenues increased by approximately 22% from fiscal 2004, which was due primarily to our energy and environmental practice area, and to a lesser extent, our chemical and petroleum and pharmaceutical practice areas. Our energy and environmental practice area increased approximately 17% from fiscal 2004, and continues to be our largest business consulting practice in terms of revenue. Our energy and environmental practice benefited from several ongoing large and complex bankruptcy-related cases for energy companies, and other regulatory disputes. The TCA acquisition also contributed to the growth in our energy and environment practice area during fiscal 2005. Our chemicals and petroleum practice grew by approximately 21% from fiscal 2004, due primarily to significant growth in revenues from the Middle East, which include supporting numerous clients with strategic and operational challenges given current high energy prices. Overall, revenues outside of the United States represented approximately 19% of total revenues for fiscal 2005, compared with approximately 10% for fiscal 2004. The growth in our foreign offices is due primarily to the acquisitions of NECG, Lee & Allen, and ECL, and the increase in demand for our services in the Middle East.

        As a result of our acquisitions and the increased demand for our services, our average employee consultant headcount has increased. The total number of employee consultants increased to 663 at the end of fiscal 2005, which includes approximately 25 from the ECL acquisition, and approximately 40 from the Lee & Allen acquisition, from 554 at the end of fiscal 2004. The remaining increase in headcount from the end of fiscal 2004 is due to continued hiring and recruiting efforts. Increased billing rates for our employee consultants, phased in beginning in early December 2004, also contributed to our revenue growth. Utilization was 78% for fiscal 2005 as compared with 79% for fiscal 2004. Revenues derived from fixed-price engagements decreased slightly to 6.5% of total revenues for fiscal 2005 from 7.0% for fiscal 2004.

        Costs of Services.    Costs of services increased by $47.0 million, or 36.8%, to $174.7 million in fiscal 2005 from $127.7 million in fiscal 2004. The increase was due primarily to an overall increase in compensation and benefits expense for our employee consultants of $40.5 million, attributable primarily to an increase in the average number of employee consultants. Our average number of employee consultants increased due to the ECL, Lee & Allen, InteCap, NECG, and TCA acquisitions, as well as organic headcount growth. Reimbursable expenses increased $6.5 million, or 22.2%, to $35.6 million from $29.1 million. As a percentage of revenues, costs of services increased slightly to 59.1% in fiscal 2005 from 58.9% in fiscal 2004. The increase as a percentage of revenues was due primarily to an increase in compensation expense for our employee consultants, offset by a decrease in reimbursable expenses as a percentage of revenues.

        Selling, General, and Administrative.    Selling, general, and administrative expenses increased by $19.3 million, or 33.6%, to $76.6 million in fiscal 2005 from $57.3 million in fiscal 2004. Largely due to the ECL and Lee & Allen acquisitions, and the integration of InteCap, NECG, and TCA during fiscal 2005, we experienced an increase in overall compensation to our administrative staff of $3.7 million, an increase in rent expense of $4.9 million, an increase in depreciation of property and equipment and amortization of intangible assets expense of $3.0 million, and an increase in commissions earned by non-employee experts of $0.4 million. Other contributors to the overall increase in selling, general, and administrative expenses were an increase in travel-related costs of $2.2 million, an increase in legal, accounting, and other professional fees of $1.8 million, an increase in non-billable temporary professional services of $1.2 million, an increase in printing costs of $0.8 million associated primarily with our branding initiative in fiscal 2005, an increase in recruiting costs of $0.7 million, and an increase in other selling, general, and administrative expenses of $0.6 million. These increases were due primarily to the need to support a larger and more complex global company. As a percentage of revenues, selling, general, and administrative expenses decreased to 25.9% in fiscal 2005 from 26.4% in fiscal 2004. The decrease was due primarily to decreases in commissions earned by non-employee experts and a decrease in compensation to our administrative staff as a percentage of revenue, partially offset by an overall increase in revenue at a greater rate than the increases in other selling, general, and administrative expenses, including rent and other costs that are principally fixed in nature.

        Interest Income.    Interest income increased by $1.2 million to $2.1 million in fiscal 2005 from $0.9 million in fiscal 2004. This increase was due primarily to higher cash and investment balances in fiscal 2005 from our stock offering and additional cash generated from operations, as well as higher average interest rates in fiscal 2005. Our weighted average imputed interest rate for fiscal 2005 on our average cash and cash equivalent balances was approximately 2.7% annualized compared with approximately 1.6% annualized in fiscal 2004.

        Interest Expense.    Interest expense increased by $1.6 million to $3.4 million in fiscal 2005 from $1.8 million in fiscal 2004. The increase was due primarily to interest expense incurred for the entire fiscal 2005 on our 2.875%, $90 million convertible debt, and the amortization of related debt issuance costs, versus the partial period impacted in fiscal 2004.

        Other Income (Expense).    Other income (expense) was income of $221,000 for fiscal 2005 versus expense of $260,000 for fiscal 2004. Other income (expense) consists primarily of foreign currency exchange transaction gains and losses. The decrease in foreign exchange losses is due primarily to billings and collections from certain clients in a currency other than the local currency in certain of our foreign offices. We continue to manage our foreign currency exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies.

        Provision for Income Taxes.    The provision for income taxes increased by $4.6 million, to $18.5 million in fiscal 2005 from $13.9 million in fiscal 2004. Our effective income tax rate decreased to 42.9% in fiscal 2005 from 45.5% in fiscal 2004. The lower effective tax rate for fiscal 2005 was due primarily to an improvement in results of operations in our foreign subsidiaries, primarily in the U.K., partially attributable to the ECL and Lee & Allen acquisitions, which helped to reduce the impact of foreign net operating losses on the effective tax rate. We expect our effective income tax rate for fiscal 2006 to be in the range of 42% to 43%.

        Minority Interest.    Allocations of the minority share of NeuCo's net income result in deductions to our net income, while allocations of the minority share of NeuCo's net loss result in additions to our net income. Minority interest in the results of operations of NeuCo allocable to its other owners was net income of $59,000 in fiscal 2005 and net income of $335,000 in fiscal 2004.

        Net Income.    Net income increased by $8.3 million, or 50.5%, to $24.6 million in fiscal 2005 from $16.3 million in fiscal 2004. Diluted net income per share increased by 37.4% to $2.13 per share in fiscal 2005 from $1.55 per share in fiscal 2004. Net income increased at a greater rate than diluted net income per share because diluted weighted average shares increased from 10.5 million shares in fiscal 2004 to 11.6 million shares in fiscal 2005. The increase in diluted weighted average shares outstanding for fiscal 2005 is due primarily to approximately 359,000 shares that are included in the diluted weighted average shares for fiscal 2005 as a result of the convertible debentures, the public offering of our common stock completed in June 2005, and an increase in the in-the-money value of outstanding stock options.

Fiscal 2004 Compared to Fiscal 2003

        Revenues.    Revenues increased $53.3 million, or 32.6%, to $216.7 million for fiscal 2004 from $163.5 million for fiscal 2003. This increase was due primarily to the InteCap acquisition, which contributed approximately $31.8 million in revenue for fiscal 2004. Aside from the additional revenue attributable to InteCap, we experienced strong revenue growth primarily in our finance and competition practice areas, and to a lesser extent, our energy and environment, and pharmaceutical practice areas. Our strong growth in the competition practice is a result of increased mergers and acquisitions engagements, and continued strength in antitrust litigation. The growth in our finance practice area resulted from increased demand for our services in general securities litigation, accounting malpractice litigation, and other financial-based litigation. The growth in our energy and environmental practice is due primarily to work related to the Federal Energy Regulatory Commission's various rule-makings with regard to competitive electricity markets, as well as increased revenues from energy clients in the Asia Pacific region. These increases were partially offset by a decrease in revenue primarily in our materials and manufacturing practice area. The net increase in demand for our services is reflected in increased utilization and an increase in our average employee consultant headcount. The total number of employee consultants increased to 554 at the end of fiscal 2004, which includes 129 from the InteCap acquisition, 34 from the NECG acquisition, and 15 from the TCA acquisition, from 344 at the end of fiscal 2003. The remaining increase in headcount from the end of fiscal 2003 is due to continued hiring and recruiting efforts. Utilization was 79% for fiscal 2004 as compared with 72% for fiscal 2003. Revenues derived from fixed-price engagements decreased to 7.0% of total revenues for fiscal 2004 from 17.3% for fiscal 2003. The decrease in fixed-price projects is due primarily to a downturn in our chemicals and petroleum practice, which traditionally entered into fixed-price contracts and, to a lesser extent, on a percentage basis, the addition of InteCap, which enters into relatively few fixed-price engagements. This downturn was driven principally by the security-related reduction in our middle-East business.

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

        Interest Income.    Interest income increased by $475,000 to $904,000 in fiscal 2004 from $429,000 in fiscal 2003. This increase was due primarily to higher cash and investment balances in fiscal 2004. Our weighted average imputed interest rate for fiscal 2004 on our average cash and cash equivalent balances was approximately 1.6% compared with approximately 1.3% in fiscal 2003.

        Interest Expense.    Interest expense increased by $1.7 million to $1.8 million in fiscal 2004 from $38,000 in fiscal 2003. This increase was primarily due to interest expense incurred during fiscal 2004 on the $90 million convertible debt and borrowings of $39.6 million on our line of credit to finance the InteCap acquisition.

        Other Expense.    Other expense decreased by $46,000 to $260,000 in fiscal 2004 from $306,000 in fiscal 2003. Other expense consists primarily of foreign currency exchange transaction losses. The decrease is primarily due to our hedging movements in exchange rates between the value of the dollar and foreign currencies.

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

Liquidity and Capital Resources

        General.    In fiscal 2005, we had a net increase in cash and cash equivalents of $49.6 million. We completed the year with cash and cash equivalents of $115.2 million, and working capital of $148.4 million.

        On June 29, 2005, we completed a public offering of 1,899,227 shares of our common stock at a price of $53.75 per share. Of the 1,899,227 shares sold, 710,000 shares were offered by us and 1,189,227 came from selling shareholders. We received net proceeds of approximately $35.9 million, after deducting the underwriting discount and estimated offering expenses. As part of the offering, we received additional net proceeds of approximately $2.6 million from the exercise of 138,187 options by the selling shareholders. The net proceeds from the offering are intended to be used for general corporate purposes, including working capital and possible acquisitions of and investments in complementary businesses.

        On June 16, 2005, we completed the acquisition of ECL for approximately $15.3 million valued using foreign exchange rates as of the date of acquisition (after deducting cash acquired, and adding acquisition costs and transaction fees paid or accrued). The $15.3 million purchase price consisted of $11.5 million in cash and $3.8 million in loan notes that were exchanged for 70,533 shares of our common stock, which carry restrictions with respect to when they can be sold. On April 27, 2005, we completed the acquisition of Lee & Allen for approximately $16.8 million valued using foreign exchange rates as of the date of the acquisition (after deducting cash acquired, and adding acquisition costs and transaction fees paid or accrued). The $16.8 million purchase price consisted of $13.0 million in cash and $3.8 million in loan notes that were exchanged for 77,343 shares of our common stock, which carry restrictions with respect to when they can be sold. We funded the cash portion of the purchase price of the ECL and Lee & Allen acquisitions from existing cash resources.

        On November 18, 2004 we completed the acquisition of NECG for approximately $10.7 million valued using foreign exchange rates as of the date of acquisition (after deducting cash acquired, and adding acquisition costs and transaction fees paid or accrued), consisting of $7.7 million in cash and 75,261 shares of our common stock valued at $3.0 million. These shares carry restriction with respect to when they can be sold. On November 12, 2004, we completed the acquisition of TCA for approximately $7.7 million (after adding a working capital adjustment, acquisition costs, and transaction fees paid or accrued). The purchase price consisted of $6.7 million in cash and 24,495 shares of our common stock valued at $1.0 million. These shares carry restrictions with respect to when they can be sold. We funded the cash portion of the purchase price of the NECG and TCA acquisitions from existing cash resources. On April 30, 2004, we completed the acquisition of InteCap, Inc. We purchased InteCap for approximately $79.4 million (after deducting cash acquired, and adding acquisition costs and transaction fees paid or accrued). We funded the purchase price from existing cash resources and borrowings of $39.6 million under our line of credit. On June 21, 2004, we completed a private placement of $75 million of convertible senior subordinated debentures due in 2034. On July 1, 2004, we sold an additional $15 million in principal amount of these debentures. We used the majority of the net proceeds from this offering to repay the amounts outstanding under the line of credit, to repurchase 622,200 shares of our common stock concurrently with the placement of the debentures, and to pay offering expenses.

        We believe that current cash balances, cash generated from operations, and amounts available under our bank line of credit will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

        Sources of Cash in Fiscal 2005.    During fiscal 2005, we generated cash primarily from the following sources: $35.9 million from the public offering of our common stock, after deducting the underwriting discount and estimated offering expenses, $41.9 million provided by our operating activities, and approximately $8.5 million in proceeds from the exercise of stock options, which includes $2.6 million from the exercise of options by the selling shareholders as part of the public offering. Cash provided by operating activities resulted primarily from net income of $24.6 million, which included depreciation and amortization expense of $8.1 million, a decrease in deferred tax assets of $4.0 million, and an increase in accounts payable, accrued expenses and other liabilities of $7.9 million, partially offset by an increase in accounts receivable and unbilled services of $11.4 million. In addition, cash provided by operating activities included $4.9 million of tax benefits derived from stock option exercises. The increase in accounts payable, accrued expenses, and other liabilities is primarily due to an increase in accrued bonuses for our employee consultants, most of which will be paid in the first and second quarters of fiscal 2006, and additional liabilities associated with the ECL and Lee & Allen acquisitions. Cash receipts relative to revenues increased, which led to lower DSO's.

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

        Pursuant to the terms of the indenture governing the debentures, since the closing stock price equaled or exceeded the $50 per share contingent conversion trigger price for 20 out of 30 consecutive trading days ending on May 13, 2005, the market price conversion trigger was satisfied and holders of the debentures were able to exercise their right to convert the bonds as of the first trading day of the third quarter of fiscal 2005. This test is repeated each fiscal quarter. Because the closing price did not equal or exceed the $50 per share contingent conversion trigger price for 20 out of 30 consecutive trading days during the quarters ending on February 18, 2005, September 2, 2005 and November 26, 2005, holders of the debentures were not able to exercise their right to convert the bonds during the second and fourth quarters of fiscal 2005, and are not able to exercise their right to convert the bonds during the first quarter of fiscal 2006. Therefore, since holders of the debentures are not able to exercise their right to convert the bonds as of November 26, 2005, nor have other conversion triggers occurred, we have classified the $90 million convertible debt as long-term debt as of November 26, 2005, in the accompanying consolidated balance sheet. In June 2005, we amended our loan agreement with our bank to increase the existing line of credit from $40 million to $90 million to mitigate the potential liquidity risk, and to provide funding if required, in the event of conversion by the debenture holders. We believe that in the event the contingent conversion trigger price is met, it is unlikely that a significant percentage of bondholders will exercise their right to convert because the debentures have traded at a premium over their conversion value. The available line of credit is reduced, as necessary, to account for certain letters of credit outstanding. We had approximately $0.6 million of outstanding letters of credit as of November 26, 2005.

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

        Borrowings under the Revolving Line of Credit.    On January 14, 2004, we entered into a senior loan agreement with a bank for a two-year, $40 million revolving line of credit. Subject to the terms of the agreement, we may use borrowings under this line of credit for acquisition financing, working capital, general corporate purposes, letters of credit, and foreign exchanges contracts. The available line of credit is reduced, as necessary, to account for certain letters of credit outstanding. In June 2005, we amended our loan agreement to increase the existing line of credit from $40 million to $90 million to mitigate the potential liquidity risk, and to provide funding if required, in the event of conversion by the debenture holders. Funds available under the expanded facility will allow us to continue to classify up to $90 million of our convertible debentures as long-term debt, rather than short-term, and will give us additional flexibility to meet our unforeseen financial requirements. In March 2005, we extended the maturity date on the line of credit from January 14, 2006 to April 30, 2007. Other than for letters of credit outstanding, there were no amounts outstanding under this line of credit as of November 26, 2005, and the line of credit then available was $89.4 million.

        Borrowings under our credit facility bear interest, at our option, either at LIBOR plus an applicable margin or at the prime rate. Applicable margins range from 0.75% to 1.50%, depending on the ratio of our consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the preceding four fiscal quarters, subject to various adjustments stated in the senior loan agreement. These margins are adjusted both quarterly and each time we borrow under the credit facility. Interest is payable monthly. A commitment fee of 0.165% is payable on the unused portion of the credit facility. Borrowings under the credit facility are secured by 100% of the stock of certain of our U.S. subsidiaries and by 65% of the stock of our foreign subsidiaries, amounting to net assets of approximately $123.5 million as of November 26, 2005.

        Uses of Cash in fiscal 2005.    During fiscal 2005, we used cash primarily for the following activities: $11.5 million to acquire ECL and $12.9 million to acquire Lee & Allen (after deducting cash acquired, and adding acquisition costs and transaction fees paid), and $13.9 million for capital expenditures.

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

        As of November 26, 2005, we were in compliance with our covenants under the senior credit agreement.

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

        In connection with our acquisition of InteCap, certain InteCap employees purchased an aggregate of 87,316 shares of common stock in exchange for full recourse, interest-bearing notes, maturing in June 2007, totaling approximately $2.9 million. These notes, net of principal payments received, are recorded as a reduction of shareholders' equity as of November 26, 2005.

        Also in connection with our acquisition of InteCap, we owe amounts to certain former InteCap employees in connection with the InteCap deferred compensation plan that was established prior to the acquisition. These amounts, including accrued interest, will be paid in fiscal 2007, and are included in non-current liabilities as of November 26, 2005.

        In connection with the ECL and Lee & Allen acquisitions, we are expecting to incur restructuring costs to eliminate duplicate offices. The total costs have not yet been determined, but most of these costs are expected to be recognized in fiscal 2006 as a liability assumed as of the acquisition date, resulting in additional goodwill.

        Contingencies.    In connection with the ECL and Lee & Allen acquisitions completed during fiscal 2005, and with the NECG and TCA acquisitions completed in fiscal 2004, we agreed to pay additional consideration, in cash, and our stock with certain of these acquisitions, contingent on the achievement of certain performance targets by the respective acquired businesses. We expect to pay additional consideration of approximately $1.1 million during 2006 related to the NECG and TCA acquisitions. We believe that we will have sufficient funds to satisfy any obligations related to the contingent consideration. We expect to fund these contingent payments from existing cash resources and cash generated from operations.

        Impact of Inflation.    To date, inflation has not had a material impact on our financial results. There can be no assurance, however, that inflation will not adversely affect our financial results in the future.

Contractual obligations

        The following table presents information about our known contractual obligations as of November 26, 2005. It does not reflect contractual obligations that may have arisen or may arise after that date. Except for historical facts, the information in this section is forward-looking information.

	Payments due by period
Contractual Obligations	Total	Fiscal 2006	Fiscal 2007	Fiscal 2009	After fiscal 2010
	(in thousands)
Long-term debt obligations:
Notes payable to former shareholders	$1,214	$972	$242	$—	$—
Convertible debentures payable(1)	90,000	—	—	—	90,000
Deferred compensation	3,056	—	3,056	—	—
Total long-term debt obligations	94,270	972	3,298	—	90,000
Capital lease obligations	—	—	—	—	—
Operating lease obligations	55,989	11,759	19,905	12,591	11,734
Purchase obligations(2)	1,093	1,093	—	—	—
Other long-term liabilities reflected on our balance sheet under GAAP	—	—	—	—	—

Total	$151,352	$13,824	$23,203	$12,591	$101,734

(1)
As set forth in the indenture governing the convertible debentures, the debenture holder must wait until June 2011 to redeem the debentures and, in the absence of our stock price reaching $50 per share for a specified period of time prior to June 2011, to convert the debenture to our shares, with the principal amount of the debenture to be settled with cash. In addition, interest of approximately $1.3 million, is payable semi-annually on June 15 and December 15. We will also be required to pay contingent interest on the applicable interest payment date to the holders of the debentures for the period commencing June 20, 2011, and ending December 14, 2011, if the average trading price of the debentures for each of the last five trading days immediately preceding June 20, 2011, equals 125% or more of the principal amount of the debentures. Thereafter, we will pay contingent interest on the interest payment date for a six-month interest period if the average trading price of the debentures during the five trading day period immediately preceding the first day of the applicable six-month interest period equals or exceeds 125% of the principal amount of the debentures. The contingent interest payable per debenture will equal 0.25% of the average trading price of such debenture during the applicable five trading day reference period.

(2)
The NECG and TCA business acquisitions involve contingent consideration. Any additional payments related to these contingencies will be accounted for as additional goodwill. Payment of the additional consideration is generally contingent upon the acquired companies reaching certain revenue targets. The milestones associated with the contingent consideration must be reached beginning in fiscal 2005 through fiscal 2008. Since these acquired companies have reached certain revenue targets as of November 26, 2005, the additional contingent consideration to be paid related to those targets is included in the table above. Since it is not possible to estimate if or when the acquired companies will reach additional performance milestones, or the amount of contingent consideration based on future revenues, the maximum contingent consideration has not been included.

        The ECL and Lee & Allen business acquisitions involve contingent consideration. On a preliminary basis, we anticipate that any additional payments related to these contingencies will be accounted for as additional goodwill. Payment of the additional consideration is generally contingent upon the acquired companies reaching certain revenue targets. The milestones associated with the contingent consideration must be reached in certain future annual periods occurring in fiscal 2006 through fiscal 2009. Since it is not possible to estimate if or when the acquired companies will reach their performance milestones, or the amount of contingent consideration based on future revenues, the maximum contingent consideration has not been included in the table above.

        We have a revolving line of credit to borrow up to $90 million.

        We are party to standby letters of credit in support of the minimum future lease payments under leases for permanent office space amounting to $0.7 million as of November 26, 2005.

Factors Affecting Future Performance

        Item 1A of this annual report sets forth risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this annual report. If any of these risks, or any risks not presently known to us or that we currently believe are not significant, develops into an actual event, then our business, financial condition, and results of operations could be adversely affected.

Item 7A—Quantitative and Qualitative Disclosure About Market Risk

        As of November 26, 2005, we were exposed to market risks, which primarily include changes in U.S. interest rates and foreign currency exchange rates.

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

Evaluation of Changes in Internal Control over Financial Reporting

        Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we have determined that, during the fourth quarter of fiscal 2005, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to affect, materially our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our President and Chief Executive Officer and our Chief Financial Officer concluded that our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with United States generally accepted accounting principles.

        Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on our management's assessment of our internal control over financial reporting. The attestation report is included herein.

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

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of CRA International, Inc.

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting that CRA International, Inc. maintained effective internal control over financial reporting as of November 26, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CRA International, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that CRA International, Inc. maintained effective internal control over financial reporting as of November 26, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, CRA International, Inc. maintained, in all material respects, effective internal control over financial reporting as of November 26, 2005, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of November 26, 2005 and November 27, 2004, and the related consolidated statements of income, cash flows and shareholders' equity for each of the three years in the period ended November 26, 2005 of CRA International, Inc. and our report dated February 6, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Boston, Massachusetts February 6, 2006

Item 9B—Other Information

        None.

PART III

        We have omitted the information required in Part III of this annual report because we intend to include that information in our definitive proxy statement for our 2006 annual meeting of shareholders, which we expect to file before 120 days after the end of fiscal 2005. We incorporate that information in this annual report by reference to our 2006 proxy statement.

Item 10—Directors and Executive Officers of the Registrant

        We incorporate the information required by this item by reference to the sections captioned "Executive Officers and Directors", "Corporate Governance", and "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2006 annual proxy statement.

Item 11—Executive Compensation

        We incorporate the information required by this item by reference to the section captioned "Compensation of Directors and Executive Officers" in our 2006 annual proxy statement.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

        We incorporate the information required by this item by reference to the sections captioned "Security Ownership of Certain Beneficial Owners and Management" and "Compensation of Directors and Executive Officers—Equity Compensation Plans" in our 2006 annual proxy statement.

Item 13—Certain Relationships and Related Transactions

        We incorporate the information required by this item by reference to the section captioned "Transactions with Related Parties" in our 2006 annual proxy statement.

Item 14—Principal Accountant Fees and Services

        We incorporate the information required by this item by reference to the section captioned "Principal Accountant Fees and Services" in our 2006 annual proxy statement.

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

CRA INTERNATIONAL, INC.
	By:	/s/ JAMES C. BURROWS James C. Burrows
Date: February 9, 2006		President, Chief Executive Officer and Director

        KNOW ALL BY THESE PRESENTS that each individual whose signature appears below hereby constitutes and appoints James C. Burrows and Wayne D. Mackie, and each of them, his or her true and lawful attorneys-in-fact and agents with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing which they, or any of them, may deem necessary or advisable to be done in connection with this annual report on Form 10-K, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or any substitute or substitutes for any or all of them, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES C. BURROWS James C. Burrows	President, Chief Executive Officer, and Director (principal executive officer)	February 9, 2006
/s/ WAYNE D. MACKIE Wayne D. Mackie	Vice President, Treasurer, and Chief Financial Officer (principal financial and accounting officer)	February 9, 2006
/s/ ROWLAND T. MORIARTY Rowland T. Moriarty	Chairman of the Board	February 9, 2006
/s/ BASIL L. ANDERSON Basil L. Anderson	Director	February 9, 2006

/s/ WILLIAM F. CONCANNON William F. Concannon	Director	February 9, 2006
/s/ FRANKLIN M. FISHER Franklin M. Fisher	Director	February 9, 2006
/s/ RONALD T. MAHEU Ronald T. Maheu	Director	February 9, 2006
/s/ NANCY L. ROSE Nancy L. Rose	Director	February 9, 2006
/s/ STEVEN C. SALOP Steven C. Salop	Director	February 9, 2006
/s/ CARL SHAPIRO Carl Shapiro	Director	February 9, 2006

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Amended and Restated Articles of Organization
3.2(2)	Amended and Restated By-Laws
4.1(1)	Specimen certificate for common stock
4.2(3)	Indenture governing the 2.875% Convertible Senior Subordinated Debentures Due 2034 dated June 21, 2004 between CRA as issuer and U.S. Bank National Association as trustee, including the form of 2.875% Convertible Senior Subordinated Debentures Due 2034 attached as Exhibit A thereto
4.3(4)	Election Notice delivered to U.S. Bank pursuant to Section 15.02(i) of the Indenture
4.4(5)	Resale Registration Rights Agreement dated June 21, 2004 between CRA and J.P. Morgan Securities Inc.
4.5(5)	Letter Agreement dated October 18, 2000 between CRA and Gordon C. Rausser
10.1(6)*	1998 Incentive and Nonqualified Stock Option Plan, as amended
10.2(1)*	1998 Employee Stock Purchase Plan
10.3(7)*	2004 Nonqualified Inducement Stock Option Plan
10.4(8)*	Form of Incentive Stock Option under the 1998 Incentive and Nonqualified Stock Option Plan, as amended
10.5(8)*	Form of Nonqualified Stock Option under the 1998 Incentive and Nonqualified Stock Option Plan, as amended
10.6(8)*	Form of Nonqualified Stock Option under the 2004 Nonqualified Inducement Stock Option Plan
10.7*	Offer Letter with Wayne D. Mackie dated June 3, 2005.
10.8(1)	Office Lease Agreement dated as of March 1, 1978 between CRA and John Hancock Mutual Life Insurance Company, as amended
10.9(9)	Amendments to Office Lease Agreement dated March 1, 1978 between CRA and John Hancock Mutual Life Insurance Company, as amended
10.10(10)	Fifteenth Amendment to Office Lease Agreement dated March 1, 1978 between CRA and John Hancock Mutual Life Insurance Company, as amended
10.11(3)	Sixteenth Amendment to Office Lease Agreement dated March 1, 1978 between CRA and John Hancock Mutual Life Insurance Company, as amended
10.12(1)	Office Lease Agreement dated as of March 6, 1997 between CRA and Deutsche Immobilien Fonds Aktiengesellschaft
10.13(9)	Office Lease dated as of November 29, 1999 between CRA and 1201 F Street, L.L.C., as amended
10.14(1)	Form of consulting agreement with outside experts
10.15(1)	Stock Restriction Agreement between CRA and its pre-IPO stockholders
10.16(11)	First Amendment to Stock Restriction Agreement dated as of March 27, 2003 between CRA and certain holders of pre-IPO stock
10.17(12)	Second Amendment to Stock Restriction Agreement dated as of June 10, 2005 among CRA and certain holders of pre-IPO stock
10.18(13)	Loan Agreement dated as of January 14, 2004 between CRA and Citizens Bank of Massachusetts
10.19(14)	First Amendment to Loan Agreement, dated as of March 29, 2005, by and between CRA and Citizens Bank of Massachusetts.

10.20(15)	Second Amendment to Loan Agreement, dated as of June 20, 2005, by and between CRA and Citizens Bank of Massachusetts.
10.21(14)	First Amendment to Revolving Note, dated as of March 29, 2005, by and between CRA and Citizens Bank of Massachusetts.
10.22(15)	Second Amendment to Revolving Note, dated as of June 20, 2005, by and between CRA and Citizens Bank of Massachusetts.
10.23(13)	Stock Pledge Agreement dated as of January 14, 2004 between CRA and Citizens Bank of Massachusetts
21.1	Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of attorney (included on the signature page to this annual report)
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1	Section 1350 certification

*
Management contract or compensatory plan.

        Where a numbered note follows an exhibit number, we incorporate that exhibit by reference to the similarly named document filed as an exhibit to the following documents:

  (1)
  Our registration statement on Form S-1, File No. 333-46941.

  (2)
  Our current report on Form 8-K filed January 26, 2005.

  (3)
  Our quarterly report on Form 10-Q for the quarter ended May 14, 2004.

  (4)
  Our current report on Form 8-K filed December 15, 2004.

  (5)
  Our registration statement on Form S-3, File No. 333-118691.

  (6)
  Our quarterly report on Form 10-Q for the quarter ended May 10, 2002.

  (7)
  Our quarterly report on Form 10-Q for the quarter ended September 3, 2004.

  (8)
  Our annual report on Form 10-K for the fiscal year ended November 27, 2004.

  (9)
  Our annual report on Form 10-K for the fiscal year ended November 25, 2000.

  (10)
  Our annual report on Form 10-K for the fiscal year ended November 30, 2002.

  (11)
  Our current report on Form 8-K filed May 13, 2003.

  (12)
  Our current report on Form 8-K filed June 16, 2005.

  (13)
  Our quarterly report on Form 10-Q for the quarter ended February 20, 2004.

  (14)
  Our current report on Form 8-K filed April 1, 2005.

  (15)
  Our current report on Form 8-K filed June 24, 2005.

CRA INTERNATIONAL, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of CRA International, Inc.

        We have audited the accompanying consolidated balance sheets of CRA International, Inc. as of November 26, 2005 and November 27, 2004 and the related consolidated statements of income, cash flows and shareholders' equity for each of the three years in the period ended November 26, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CRA International, Inc. at November 26, 2005 and November 27, 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 26, 2005, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CRA International, Inc.'s internal control over financial reporting as of November 26, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 6, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts
February 6, 2006

CRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	November 26, 2005 (52 weeks)	November 27, 2004 (52 weeks)	November 29, 2003 (52 weeks)
	(In thousands, except per share data)
Revenues	$295,474	$216,735	$163,458
Costs of services	174,724	127,716	100,168

Gross profit	120,750	89,019	63,290
Selling, general and administrative expenses	76,562	57,286	43,055

Income from operations	44,188	31,733	20,235
Interest income	2,149	904	429
Interest expense	(3,369)	(1,751)	(38)
Other income (expense)	221	(260)	(306)

Income before provision for income taxes and minority interest	43,189	30,626	20,320
Provision for income taxes	(18,530)	(13,947)	(8,737)

Income before minority interest	24,659	16,679	11,583
Minority interest	(59)	(335)	(154)

Net income	$24,600	$16,344	$11,429

Net income per share:
Basic	$2.34	$1.63	$1.21

Diluted	$2.13	$1.55	$1.16

Weighted average number of shares outstanding:
Basic	10,526	10,016	9,438

Diluted	11,564	10,520	9,843

See accompanying notes.

CRA INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	November 26, 2005	November 27, 2004
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$115,203	$65,611
Short-term investments	—	2,200
Accounts receivable, net of allowances of $5,041 in 2005 and $3,435 in 2004 for doubtful accounts	64,368	51,951
Unbilled services	28,474	23,580
Prepaid expenses and other assets	5,597	7,091
Deferred income taxes	13,343	12,389

Total current assets	226,985	162,822
Property and equipment, net	25,892	18,528
Goodwill	115,219	91,480
Intangible assets, net of accumulated amortization of $3,048 in 2005 and $1,784 in 2004	7,299	3,029
Deferred income taxes, net of current portion	6,320	8,036
Other assets	5,830	4,916

Total assets	$387,545	$288,811

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,670	$11,609
Accrued expenses	61,895	46,162
Deferred revenue and other liabilities	2,066	2,650
Current portion of notes payable to former shareholders	972	1,082

Total current liabilities	78,603	61,503
Notes payable to former shareholders, net of current portion	242	1,214
Convertible debentures payable.	90,000	90,000
Deferred rent	5,807	3,154
Deferred compensation	3,056	2,865
Deferred income taxes	2,973	864
Minority interest	2,244	2,185
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 11,243,100 and 9,923,390 shares issued and outstanding in 2005 and 2004, respectively	118,790	61,831
Receivables from employees	(3,398)	(3,765)
Unearned stock compensation	(15)	(22)
Retained earnings	89,590	64,990
Foreign currency translation	(347)	3,992

Total shareholders' equity	204,620	127,026

Total liabilities and shareholders' equity	$387,545	$288,811

See accompanying notes.

CRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	November 26, 2005 (52 weeks)	November 27, 2004 (52 weeks)	November 29, 2003 (52 weeks)
	(In thousands)
OPERATING ACTIVITIES:
Net income	$24,600	$16,344	$11,429
Adjustments to reconcile net income to net cash provided by operating activities, net of effect of acquired businesses:
Depreciation and amortization	8,121	5,125	3,761
Loss on disposal of property and equipment	67	244	—
Deferred rent	2,661	140	227
Deferred income taxes	3,955	1,434	(2,266)
Tax benefit on stock option exercises	4,936	1,930	3,361
Minority interest	59	335	154
Changes in operating assets and liabilities:
Accounts receivable	(8,299)	(4,079)	(5,367)
Unbilled services	(3,071)	(245)	(950)
Prepaid expenses and other assets	950	(5,067)	193
Accounts payable, accrued expenses, and other liabilities	7,939	15,683	11,846

Net cash provided by operating activities	41,918	31,844	22,388
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	(24,322)	(91,880)	—
Purchase of property and equipment	(13,886)	(8,720)	(6,161)
Sale of investments	3,265	3,002	4,978
Purchase of investments	(1,065)	(16)	(4,664)

Net cash used in investing activities	(36,008)	(97,614)	(5,847)
FINANCING ACTIVITIES:
Issuance of common stock, net of offering costs	35,893	—	14,980
Issuance of common stock, principally stock options	8,517	4,980	11,129
Collections on receivables from shareholders	362	69	—
Payments on notes payable to former shareholders	(1,082)	(1,039)	(300)
Proceeds on convertible debt offering	—	90,000	—
Proceeds from line of credit	—	39,600	—
Payment on line of credit	—	(39,600)	—
Payment of debt issuance costs	—	(3,322)	—
Payments on notes payable, net	—	—	(683)
Repurchase of common stock	—	(19,998)	—
Payment for repurchase of NeuCo shares	—	—	(300)

Net cash provided by financing activities	43,690	70,690	24,826
Effect of foreign exchange rates on cash and cash equivalents	(8)	194	284

Net increase in cash and cash equivalents	49,592	5,114	41,651
Cash and cash equivalents at beginning of year	65,611	60,497	18,846

Cash and cash equivalents at end of year	$115,203	$65,611	$60,497

Noncash investing and financing activities:
Repurchase of shares in exchange for notes receivable and accrued interest	$—	$4,965	$—

Issuance of common stock for acquired businesses	$7,616	$4,039	$—

Notes receivable in exchange for shares	$—	$3,765	$—

Issuance of notes payable related to stock repurchase	$—	$726	$2,192

Supplemental cash flow information:
Cash paid for taxes	$4,971	$13,478	$8,669

Cash paid for interest	$2,886	$290	$24

See accompanying notes.

CRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock
	Shares Issued	Amount	Receivables from Employees	Receivable from Shareholder	Unearned Stock Compensation	Retained Earnings	Foreign Currency Translation	Total Shareholders' Equity
BALANCE AT NOVEMBER 30, 2002	9,011,382	$45,596	$—	$(4,500)	$(11)	$37,217	$56	$78,358
Net income						11,429		11,429
Foreign currency translation adjustment							1,077	1,077

Comprehensive income								12,506
Exercise of stock options	728,389	11,129						11,129
Issuance of common stock, net of offering costs	513,862	14,980						14,980
Shares repurchased and retired	(76,856)	(2,192)						(2,192)
Tax benefit on stock option exercises		3,361						3,361
Repurchase from minority interest shareholder		(300)						(300)
Adjustment to revalue unearned stock compensation		218			(218)			—
Amortization of unearned stock compensation					189			189

BALANCE AT NOVEMBER 29, 2003	10,176,777	$72,792	$—	$(4,500)	$(40)	$48,646	$1,133	$118,031
Net income					16,344		16,344
Foreign currency translation adjustment							2,859	2,859

Comprehensive income								19,203
Exercise of stock options	320,604	4,980						4,980
Issuance of common stock in connection with business acquisitions	99,756	4,039						4,039
Shares repurchased and retired	(642,480)	(20,723)						(20,723)
Tax benefit on stock option exercises		1,930						1,930
Issuance of shares in minority interest in exchange for note receivable		450	(450)					—
Shares granted in exchange for notes receivable.	102,215	3,315	(3,315)					—
Payments received on note and interest receivable from shareholder	(133,482)	(4,965)		4,500				(465)
Adjustment to revalue unearned stock compensation		13			(13)			—
Amortization of unearned stock compensation					31			31

BALANCE AT NOVEMBER 27, 2004	9,923,390	$61,831	$(3,765)	$—	$(22)	$64,990	$3,992	$127,026
Net income						24,600		24,600
Foreign currency translation adjustment							(4,339)	(4,339)

Comprehensive income								20,261
Exercise of stock options	460,004	8,417						8,417
Issuance of common stock in connection with business acquisitions	147,876	7,616						7,616
Issuance of common stock, net of offering costs	710,000	35,893						35,893
Issuance of common stock	1,830	100	(100)					—
Issuance of shares in minority interest		90						90
Adjustment to revalue issuance of shares in minority interest in exchange for note receivable		(130)	130					—
Compensation expense on issuance of shares in minority interest		34						34
Imputed interest on notes receivable from employees			(25)					(25)
Payments received on notes receivable from employees			362					362
Tax benefit on stock option exercises		4,936						4,936
Adjustment to revalue unearned stock compensation		3			(3)			—
Amortization of unearned stock compensation					10			10

BALANCE AT NOVEMBER 26, 2005	11,243,100	$118,790	$(3,398)	$—	$(15)	$89,590	$(347)	$204,620

See accompanying notes.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

Description of Business

        CRA International, Inc. (the "Company," or "CRA"), is an economic, financial, and business consulting firm that applies advanced analytic techniques and in-depth industry knowledge to complex engagements for a broad range of clients. CRA offers two types of services: legal and regulatory consulting and business consulting. CRA operates in only one business segment, which is consulting services. On May 6, 2005, the Company filed with the Secretary of the Commonwealth of Massachusetts an Amendment to its Articles of Organization to change its name to CRA International, Inc from Charles River Associates Incorporated. The name change reflects the Company's global presence in the economic, financial and management consulting industry.

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

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and NeuCo, Inc. ("NeuCo"), a company founded by the Company and an affiliate of Commonwealth Energy Systems in June 1997. As further disclosed in Note 2, the consolidated statements include the operations of ECL, Lee & Allen, NECG, TCA, and InteCap since their respective dates of acquisition.

        CRA's interest in NeuCo was 49.7 percent, 51.0 percent, and 59.4 percent, as of November 26, 2005, November 27, 2004, and November 29, 2003, respectively. NeuCo's financial results have been consolidated with that of CRA for all fiscal years presented, as CRA's ownership interest, combined with CRA officers' holding three Board of Director seats, and other considerations, represented control. These directors have received NeuCo stock options in connection with their NeuCo Board of Director responsibilities. During fiscal 2005, NeuCo issued additional shares to certain NeuCo employees, and during fiscal 2004, NeuCo issued additional shares to a minority interest shareholder in exchange for a note receivable. In addition, certain NeuCo employees and directors exercised stock options during fiscal 2005 and fiscal 2004. As a result of these share transactions, CRA's interest in NeuCo decreased to 49.7 percent as of November 26, 2005. These share transactions have been recorded as adjustments to capital. The portion of the results of operations of NeuCo allocable to its other owners is shown as "minority interest" on CRA's consolidated statements of income, and that amount, along with the capital contributions to NeuCo of its other owners, is shown as "minority interest" on CRA's consolidated balance sheets.

        All significant intercompany accounts have been eliminated.

Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant estimates and judgments that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates in these consolidated financial statements include, but are not limited to, allowance for doubtful accounts, depreciation of property and equipment, valuation of stock-based compensation, valuation of acquired intangible assets, accrued and deferred income taxes, valuation allowances on deferred tax assets, and other accrued expenses. These items are monitored and analyzed by the Company for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. CRA bases its estimates on historical experience and various other assumptions that CRA believes to be reasonable under the circumstances. Actual results may differ from those estimates if CRA's assumptions based on past experience or other assumptions do not turn out to be substantially accurate.

Reclassifications

        Certain amounts in prior periods' consolidated financial statements presented have been reclassified to conform to the current year's presentation. These reclassifications include separate disclosures for (i) "tax benefit on stock option exercises" on the consolidated statements of cash flows, which were previously within "prepaid expenses and other assets", and (ii)"sale of investments" and "purchases of investments" on the consolidated statements of cash flows, which were previously within "sale (purchase) of investments, net".

Fiscal Year

        CRA's fiscal year ends on the last Saturday in November and, accordingly, its fiscal year will periodically contain 53 weeks rather than 52 weeks. Fiscal 2005, 2004 and 2003 were 52-week years.

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

        CRA recognizes substantially all of its revenues under written service contracts with its clients where the fee is fixed or determinable, as the services are provided, and only in those situations where collection from the client is reasonably assured. The majority of CRA's revenue is derived from time-and-materials service contracts. Revenues from time-and-materials service contracts are recognized as services are provided based upon hours worked and contractually agreed-upon hourly rates, as well as a computer services fee based upon hours worked. Revenues from fixed-price engagements are recognized on a proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. Project costs are based on the direct salary and associated fringe benefits of the consultants on the engagement plus all direct expenses incurred to complete the engagement that are not reimbursed by the client. The proportional performance method is used since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and terms set forth in the contract, and are indicative of the level of benefit provided to CRA's clients. The fixed-price contracts generally include a termination provision that converts the agreement to a time-and-materials contract in the event of termination of the contract. There are no costs that are deferred and amortized over the contract term. CRA's management maintains contact with project managers to discuss the status of the projects and, for fixed-price engagements, management is updated on the budgeted costs and resources required to complete the project. These budgets are then used to calculate revenue recognition and to estimate the anticipated income or loss on the project. In the past, CRA has occasionally been required to commit unanticipated additional resources to complete projects, which have resulted in lower than anticipated income or losses on those contracts. CRA may experience similar situations in the future. Provisions for estimated losses on contracts are made during the period in which such losses become probable and can be reasonably estimated. To date, such losses have not been significant.

        Revenues also include reimbursements, or expenses billed to clients, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. These reimbursable expenses included in revenues are as follows (in thousands):

	Year Ended
	November 26, 2005 (52 weeks)	November 27, 2004 (52 weeks)	November 29, 2003 (52 weeks)
Reimbursable expenses billed to clients	$35,605	$29,140	$24,879

        Unbilled services represent revenue recognized by CRA for services performed but not yet billed to the client. Deferred revenue represents amounts billed or collected in advance of services rendered.

Cash Equivalents and Investments

        Cash equivalents consist principally of money market funds, commercial paper, bankers' acceptances, and certificates of deposit with maturities when purchased of 90 days or less. Short-term investments generally consist of government bonds with maturities when purchased of more than 90 days and less than one year. Long-term investments, if any, are intended to be held to maturity, and generally consist of government bonds with maturities of more than one year but less than two years. Held-to-maturity securities are stated at amortized cost, which approximates fair value.

Fair Value of Financial Instruments

        The Company's financial instruments, including cash, cash equivalents, investments, accounts receivable, and accounts payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments. The fair value of the Company's convertible debentures payable at November 26, 2005 was approximately $100.8 million based upon dealer quotes. The carrying value of the Company's convertible debentures payable was $90.0 million as of November 26, 2005.

Goodwill and Other Intangible Assets

        Goodwill represents the purchase price of acquired businesses in excess of the fair market value of net assets acquired. In accordance with the Financial Accounting Standards Board's (FASB) Statement

of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), goodwill and intangible assets with indefinite lives are not subject to amortization, but are monitored annually for impairment, or more frequently if there are other indications of impairment. Any impairment would be measured based upon the fair value of the related asset based on the provisions of SFAS No. 142. Because the Company has one reporting segment, under SFAS No. 142, the Company utilizes the entity-wide approach for assessing goodwill for impairment and compares its market value to its net book value to determine if an impairment exists. There were no impairment losses related to goodwill in any of the fiscal years presented. If CRA determines through the impairment review process that goodwill has been impaired, CRA would record the impairment charge in its consolidated statement of income.

        Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives. Other intangible assets consist principally of noncompetition agreements, which are amortized on a straight line basis over the related estimated lives of the agreements (seven to ten years), as well as customer relationships, backlog, trade names, and property leases which are amortized on a straight-line basis over their remaining useful lives (one to five years).

Property and Equipment

        Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method based on the estimated useful lives of three years for computer equipment, three to five years for computer software, and seven to ten years for furniture and fixtures. Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the lease term or the estimated useful life of the leasehold improvements. Expenditures for maintenance and repairs are expensed as incurred. Expenditures for renewals and betterments are capitalized.

Leases and Deferred Rent

        The Company leases all of its office space. Leases are accounted for under the provisions of SFAS No. 13, "Accounting for Leases," as amended, which requires that leases be evaluated and classified as operating or capital leases for financial reporting purposes. For leases that contain rent escalations, the Company records the total rent payable during the lease term, as determined above, on a straight-line basis over the term of the lease and records the difference between the rents paid and the straight-line rent as a deferred rent. Additionally, any tenant improvement allowances received from the lessor are recorded as a reduction to deferred rent.

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

Concentration of Credit Risk

        The Company's billed and unbilled receivables consist of a broad range of clients in a variety of industries located throughout the United States and in other countries. The Company performs a credit evaluation of its clients to minimize its collectibility risk. Periodically, the Company will require advance payment from certain clients. However, the Company does not require collateral or other security. Historically, the Company has not experienced significant write-offs. The Company maintains allowances for doubtful accounts for estimated losses resulting from a clients' failure to make required payments. The Company bases its estimates on historical collection experience, current trends, and credit policy. In determining these estimates, CRA examines historical write-offs of its receivables and reviews client accounts to identify any specific customer collection issues. If the financial condition of CRA's customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required.

        A rollforward of the allowance for doubtful accounts is as follows:

	Fiscal Year
	2005	2004	2003
	(In thousands)
Balance at beginning of period	$3,435	$1,606	$1,417
Charges (reversals) to revenues	1,606	1,861	369
Amounts written off	—	(32)	(180)

Balance at end of period	$5,041	$3,435	$1,606

        Charges (reversals) to revenues are recorded directly as reductions (increases) to revenue. Amounts written-off represent credit or bankruptcy related losses.

Stock-Based Compensation

        CRA has elected to follow Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," (APB No.25) in accounting for its stock-based compensation plans rather than the alternative fair value accounting method provided for under SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" (collectively, SFAS No. 148). Per APB 25, compensation expense is recognized for stock options to the extent the fair value of CRA common stock exceeds the stock option exercise price at the measurement date. CRA has issued stock options with exercise prices at the fair value of CRA's common stock at the date of grant; therefore, no compensation expense has been recorded in fiscal 2005 or fiscal 2004. Beginning with the first quarter of fiscal 2006, CRA will be required to record compensation cost for its employee stock options as a result of a revision to SFAS No. 123 issued in December 2004, as more fully explained in the Accounting Pronouncements section of Note 1.

        The Company has elected the disclosure-only alternative under SFAS No. 123, which requires the disclosure of the effect on net income and net income per share as if the Company had accounted for its employee stock options under the fair value recognition provisions of SFAS No. 123. Had compensation cost for employee stock options granted under the Company's employee stock option plan been determined based on fair value at the grant date consistent with SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated in the table below (in thousands, except for per share data):

	Fiscal Year
	2005 (52 weeks)	2004 (52 weeks)	2003 (52 weeks)
Net income—as reported	$24,600	$16,344	$11,429
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,272)	(2,692)	(1,668)

Net income—pro forma	$20,328	$13,652	$9,761

Basic net income per share—as reported	$2.34	$1.63	$1.21

Basic net income per share—pro forma	$1.93	$1.36	$1.03

Diluted net income per share—as reported	$2.13	$1.55	$1.16

Diluted net income per share—pro forma	$1.76	$1.30	$0.99

        Compensation expense calculated upon adoption of SFAS No. 123R may differ from pro-forma amounts above based on changes in the fair value of CRA's common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits, different assumptions and treatment of forfeitures under SFAS No. 123R, and changes in interest rates or other factors.

        The fair market value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Year
	2005	2004	2003
Risk-free interest rate	3.9%	2.7%	3.0%

Expected volatility	35%	42%	45%

Weighted average expected life (in years)	3.77	2.80	4.00

Expected dividends	—	—	—

        The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting or trading restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of fair value of its employee stock options. The weighted average fair market value using the Black-Scholes option-pricing model of the options granted was $15.37 in fiscal 2005, $9.62 in fiscal 2004, and $6.61 in fiscal 2003.

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

        The Company granted 486,000 options on May 10, 2004, which vest over 18 months. The exercise of these options triggers a non-compete obligation upon exercise of the options in furtherance of the Company's employee retention policies. The vesting period of these options was determined in anticipation of SFAS No. 123R (as more fully explained in the Accounting Pronouncements section of Note 1). The impact of these option grants on CRA's net income and earnings per share are included in the pro forma disclosure above.

Deferred Compensation

        Deferred compensation included in non-current liabilities represents amounts owed to certain former InteCap employees in connection with the InteCap deferred compensation plan that was established prior to the acquisition. These amounts, including accrued interest, will be paid in fiscal 2007.

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

        In addition, the calculation of the Company's tax liabilities involve dealing with uncertainties in the application of complex tax regulations in several different tax jurisdictions. The Company records liabilities for estimated tax obligations resulting in a provision for taxes that may become payable in the future.

Foreign Currency Translation

        In accordance with SFAS No. 52, "Foreign Currency Translation," balance sheet accounts of the Company's foreign subsidiaries are translated into United States dollars at year-end exchange rates with resulting translation adjustments recorded in shareholders' equity as a component of comprehensive income. Operating accounts are translated at average exchange rates for each year, with translation adjustments recorded in income. The effect of transaction gains and losses recorded in income amounted to a gain of $220,000 for fiscal 2005, a loss of $260,000 for fiscal 2004, and a loss of $305,000 for fiscal 2003.

Accounting Pronouncements

        In December 2004, the FASB issued SFAS No. 123 (revised 2004) "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R replaces SFAS No. 123 "Accounting for Stock-Based Compensation", supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees", and amends SFAS No. 95 "Statement of Cash Flows". SFAS No. 123R requires entities to recognize compensation expense for all share-based payments to employees and directors, including grants of employee stock options, based on the grant-date fair value of those share-based payments (with limited exceptions). In April 2005, the Securities and Exchange Commission (SEC) issued a final ruling that extended the compliance date for SFAS No. 123R to the first interim or annual reporting period of the registrants' first fiscal year that begins on or after June 15, 2005. CRA is now required to adopt SFAS No. 123R in the first quarter of fiscal 2006. Adoption of SFAS No. 123R will reduce reported income and net income per share because CRA currently recognizes no compensation cost for all share-based payments to employees and directors, as permitted by APB Opinion No. 25. CRA will use SFAS No. 123R's modified prospective application method upon adoption. CRA estimates the impact of adopting SFAS No. 123R will be a reduction of approximately 29 to 30 cents in diluted earnings per share, based upon estimated compensation expense from unvested options outstanding as of the end of fiscal 2005 and from projected equity grants in fiscal 2006. Compensation expense calculated upon adoption of SFAS No. 123R may differ from pro-forma amounts currently disclosed within CRA's footnotes based on changes in the fair value of CRA's common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits, different assumptions and treatment of forfeitures under SFAS No. 123R, and changes in interest rates or other factors.

        SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may reduce net operating cash flows and increase net financing cash flows in periods after adoption. The amount of tax benefit of these deductions recognized for fiscal 2005, 2004, and 2003 was $4.9 million, $1.9 million, and $3.4 million, respectively.

        In May 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections" (Statement 154), which replaces APB Opinion No. 20 "Accounting Changes", and SFAS No. 3 "Reporting Accounting Changes in Interim Financial Statements". This Statement changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, this Statement requires retrospective application to prior periods' financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in the income statement. When it is impracticable to determine the cumulative effect of the change, the new principle must be applied as if it were adopted prospectively from the earliest date practicable. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This Statement does not change the transition provisions of any existing pronouncements. CRA does not believe that the adoption of Statement 154 will have a significant impact on its consolidated statement of income or financial condition.

        In September 2004, the Emerging Issues Task Force of the Financial Accounting Standards Board (the "EITF") reached a conclusion on EITF Issue No. 04-8 "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share", that contingently convertible debt instruments ("Co-Cos") will be subject to the if-converted method under SFAS No. 128, "Earnings Per Share," (SFAS No. 128)

regardless of whether a stock price-related conversion contingency included in the instrument (contingent price triggers, parity triggers, etc.) has been met. Under prior interpretations of SFAS No. 128, issuers of Co-Cos excluded the potential common shares underlying the Co-Cos from the calculation of diluted earnings per share until the market price or other contingency was met. Furthermore, under a proposed amendment to SFAS No. 128, such that in order to remain under the treasury stock method of accounting, an issuer must commit, contractually and irrevocably to settle the par value of the debentures in cash. The effective date of EITF 04-8 is for periods ending after December 15, 2004. Although EITF 04-8 requires restatement of earnings per share, the new requirements had no effect on previously reported earnings per share for fiscal 2004 and fiscal 2003. The proposed amendment to SFAS No. 128 is expected to be issued in the first quarter of 2006 and be effective for interim and annual periods ending after June 15, 2006. On December 14, 2004, CRA elected, contractually and irrevocably, to settle the par value of the debentures in cash. As a result CRA continues to determine the effect of the debentures on earnings per share under the treasury stock method of accounting. Upon conversion, because of cash settlement of the principal, CRA expects that more of its shares will remain held by fundamental investors in CRA, as opposed to being held by the financially-oriented investors in CRA's convertible debentures.

        Under the proposed amendment to SFAS No. 128, the number of incremental shares included in year-to-date diluted EPS would be computed using the average market price of common shares for the year-to-date period, independent of the quarterly computations. In addition, shares that would be issued upon conversion of a mandatorily converted instrument are to be included in the weighted-average-number of ordinary shares outstanding used in computing basic earnings per share from the date when future conversion becomes mandatory. CRA does not anticipate that the adoption of the amendment to SFAS No. 128 if finalized as presently proposed will have a material impact on its consolidated statements of income, or reported earnings per share.

2.     Business Acquisitions

        On June 16, 2005, CRA's U.K. subsidiary completed the acquisition of all of the equity of ECL, a London-based provider of competition economics in Europe, formerly known as Lexecon Ltd. CRA purchased ECL for approximately $15.3 million valued using foreign exchange rates as of the date of acquisition (after deducting cash acquired, and adding acquisition costs and transaction fees paid or accrued). The purchase price consisted of $11.5 million in cash and $3.8 million in loan notes that were exchanged for 70,533 shares of CRA' common stock. These shares carry restrictions with respect to when they can be sold. CRA may be required to pay additional purchase consideration over the four years following the transaction, in cash or CRA stock, if specific performance targets are met. On a preliminary basis, CRA anticipates that any additional payments related to this contingency will be accounted for as additional goodwill. The acquisition has been accounted for under the purchase method of accounting, and the results of operations have been included in the accompanying statements of income from the date of acquisition. The ECL acquisition added approximately 25 employee consultants. CRA's management believes the acquisition provides the Company with a stronger foundation for growth in the expanding economics consulting market in Europe, and provides additional expansion opportunities in South Africa.

        On April 27, 2005, CRA's U.K. subsidiary completed the acquisition of all of the equity of Lee & Allen, a London-based consulting firm offering financial dispute resolution and forensic accounting services to the corporate, legal, and regulatory markets. CRA purchased Lee & Allen for approximately $16.8 million valued using foreign exchange rates as of the date of the acquisition (after deducting cash acquired, and adding acquisition costs and transaction fees paid or accrued). The purchase price consisted of $13.0 million in cash and $3.8 million in loan notes that were exchanged for 77,343 shares of CRA's common stock. These shares carry restrictions with respect to when they can be sold. CRA may be required to pay additional purchase consideration over the four years following the transaction, in cash and CRA stock, if specific performance targets are met. On a preliminary basis, CRA anticipates that any additional payments related to this contingency will be accounted for as additional goodwill. The acquisition has been accounted for under the purchase method of accounting, and the results of operations have been included in the accompanying statements of income from the date of acquisition. The Lee & Allen acquisition added approximately 40 employee consultants, and management believes it provides CRA with opportunities to expand further into continental Europe while addressing CRA's corporate goal of boosting the performance of CRA's existing London operation.

        The following is a preliminary allocation of the purchase price to the estimated fair value of assets acquired and liabilities assumed for the ECL and Lee & Allen acquisitions, based upon management's current estimates of respective fair values. The allocation of the purchase price will be finalized as CRA receives other information relevant to the acquisitions, including a valuation and appraisal of the intangible assets, and completes its analysis of other transaction-related costs, such as restructuring activities related to lease obligations. The final purchase price allocations for these acquisitions may be different from the preliminary estimates presented below. The impact of any adjustments to the final purchase price allocations is not expected to be material to CRA's results of operations for fiscal 2005.

	ECL	Lee & Allen	Total
	(In thousands)
Assets Acquired:
Accounts receivable	$1,485	$3,758	$5,243
Unbilled services	2,277	124	2,401
Prepaid expenses and other current assets	446	381	827
Property and equipment	235	426	661
Intangible assets	2,301	2,480	4,781
Goodwill	14,369	14,565	28,934

Total assets acquired	$21,113	$21,734	$42,847

Liabilities Assumed:
Accounts payable	$500	$233	$733
Accrued expenses	1,183	1,144	2,327
Deferred tax liability	690	744	1,434
Income taxes payable	158	1,685	1,843
Salaries and wages payable	3,244	1,161	4,405
Total liabilities assumed	$5,775	$4,967	$10,742

Net assets acquired	$15,338	$16,767	$32,105

        The net assets acquired relating to the ECL and Lee & Allen acquisitions represent the value of the assets acquired and liabilities assumed as of the date of acquisition. CRA does not anticipate that any of the acquired goodwill identified above will be deductible for tax purposes.

        In connection with the ECL and Lee & Allen acquisitions, CRA is expected to incur restructuring costs to eliminate duplicate offices. The total costs have not yet been determined, but most of these costs are expected to be recognized by CRA in fiscal 2006 as a liability assumed as of the acquisition date, resulting in additional goodwill.

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

        The InteCap acquisition added approximately 130 consulting professionals to CRA. The addition of InteCap expanded CRA's geographic footprint into key markets such as Chicago and New York, and strengthened its presence in Houston, Silicon Valley, Boston and Washington, D.C. InteCap's operating results have been included in the accompanying statements of income beginning May 1, 2004. The allocation of the $79.4 million purchase price to the estimated fair value of assets acquired and liabilities assumed includes primarily $11.1 million of accounts receivable, $4.8 million of unbilled services, $1.8 million of intangible assets, and $49.8 million of goodwill. The purchase price allocation includes a valuation and appraisal of the intangible assets, and an analysis of net deferred tax assets acquired.

        On November 12, 2004, CRA completed the acquisition of certain assets and liabilities of TCA, a Cambridge, Massachusetts-based economics and engineering consulting firm, for a purchase price of $7.7 million (after adding a working capital adjustment, acquisition costs, and transaction fees paid or accrued). The purchase price consisted of $6.7 million in cash and 24,495 shares of common stock valued at $1.0 million. These shares carry restrictions with respect to when they can be sold. The purchase agreement provided for additional purchase consideration over the two years following the transaction, in cash and CRA stock, if specific performance targets are met. During the fourth quarter of fiscal 2005, CRA recorded a $0.6 million liability related to this earnout obligation, which will be paid during the second quarter of fiscal 2006. This payment, and any additional payments related to this contingency, have been and will be accounted for as additional goodwill. The acquisition has been accounted for under the purchase method of accounting, and the results of operations have been included in the accompanying statements of income from the date of acquisition. The TCA acquisition added 15 employee consultants and expands CRA's core competency in worldwide energy consulting. The allocation of the $7.7 million purchase price to the estimated fair value of assets acquired and liabilities assumed includes primarily $2.3 million of accounts receivable, $0.4 million of unbilled services, $0.6 million of intangible assets, and $4.9 million of goodwill. The purchase price allocation includes a valuation and appraisal of the intangible assets.

        On November 18, 2004, CRA completed the acquisition of NECG, an Australian-based regulatory and economic consulting firm, for a purchase price of approximately $10.7 million valued using foreign exchange rates as of the date of the acquisition (after deducting cash acquired, and after adding acquisition costs and transaction fees paid or accrued), consisting of $7.7 million in cash and 75,261 shares of our common stock valued at $3.0 million. These shares carry restrictions with respect to when they can be sold. The purchase agreement provided for additional purchase consideration over the three years following the transaction, in cash, if specific performance targets are met. During the fourth quarter of fiscal 2005, CRA recorded a $0.5 million liability related to this earnout obligation, which will be paid during the second quarter of fiscal 2006. This payment, and any additional payments related to this contingency, have been and will be accounted for as additional goodwill. The acquisition has been accounted for under the purchase method of accounting, and the results of operations have been included in the accompanying statements of income from the date of acquisition. The NECG acquisition added 34 employee consultants, and management believes it greatly enhances its position in the Australian regulatory market, providing CRA with an important platform for growth in the Asia Pacific region. The allocation of the $10.7 million purchase price to the estimated fair value of assets acquired and liabilities assumed includes primarily $2.2 million of accounts receivable, $0.2 million of unbilled services, $1.2 million of intangible assets, and $8.2 million of goodwill. The purchase price allocation includes a valuation and appraisal of the intangible assets.

        In connection with the InteCap acquisition, CRA incurred $0.6 million of restructuring costs as a result of the elimination of duplicate offices and employee termination benefit payments. Such costs have been recognized by CRA as a liability assumed as of the acquisition date, resulting in additional goodwill. These restructuring costs consisted of $0.5 million of lease obligations related to the closed facilities and $0.1 million of payments for three terminated employees. As of November 26, 2005, all of the lease obligations and payments to terminated employees have been paid.

        CRA has not furnished pro forma financial information relating to the ECL, Lee & Allen, NECG, and TCA acquisitions, because such information is not material. The pro forma financial information related to the InteCap acquisition is presented below.

        The following unaudited pro forma financial information for fiscal 2004 and fiscal 2003 reflects consolidated results of operations of CRA as if the InteCap acquisition had taken place on December 1, 2002, the beginning of CRA's 2003 fiscal year. The pro forma adjustments include the elimination of transaction-related compensation and other costs of approximately $18.1 million, which were incurred by InteCap, additional interest expense related to the line of credit borrowings used to finance the acquisition, a reduction of interest expense for InteCap's debt prior to the acquisition, additional intangible amortization related to the intangible assets acquired, a reduction of InteCap's intangible amortization prior to the acquisition, and the related income tax effects of these adjustments. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred if the acquisition had been completed on December 1, 2002, nor are they necessarily indicative of future operating results.

	Fiscal Year
	November 27, 2004 (pro forma)	November 29, 2003 (pro forma)
	(In thousands, except per share data)
Revenues	$242,264	$220,650
Net income	$17,207	$11,135
Net income per share:
Basic	$1.72	$1.18
Diluted	$1.64	$1.13
Weighted average number of shares outstanding:
Basic	10,016	9,438
Diluted	10,520	9,843

        Year-to-year comparability of the above pro forma results of operations may not be representative because InteCap's results include bonus expense subject to an employment retention contingency. Such bonuses, accordingly, were not matched to the revenues for which the bonuses were earned.

3.     Goodwill and Intangible Assets

        The changes in the carrying amount of goodwill for fiscal years 2004 and 2005 are as follows (in thousands):

Balance at November 29, 2003	$24,750
Additional goodwill related to the NECG, TCA, and InteCap acquisitions	64,653
Effect of foreign currency translation	2,077

Balance at November 27, 2004	$91,480

Goodwill acquired—Lee & Allen acquisition	14,565
Goodwill acquired—ECL acquisition	14,369
Goodwill adjustments related to the InteCap, NECG and TCA acquisitions	(1,766)
Effect of foreign currency translation	(3,429)

Balance at November 26, 2005	$115,219

        The goodwill amounts for the ECL and Lee & Allen acquisitions reflect CRA's preliminary purchase price allocations and are subject to change. These preliminary purchase price allocations are based upon CRA's estimates of respective fair values, and will be finalized as CRA receives other information relevant to these acquisitions, including a valuation and appraisal of the intangible assets, and completes its analysis of other transaction-related costs, such as restructuring activities related to lease obligations. Goodwill adjustments include primarily $2.3 million of additional deferred tax assets acquired in connection with the InteCap acquisition, and $1.0 million and $0.4 million of additional intangible assets for the NECG and TCA acquisitions, respectively, as a result of the valuation of intangible assets finalized in fiscal 2005. These adjustments were partially offset by the $0.6 million and $0.5 million earnout obligation recorded in fiscal 2005 related to the NECG and TCA acquisitions, respectively, and $0.4 million of additional transaction costs related to the NECG acquisition. The net amount of goodwill as of November 26, 2005, includes the following amounts from recent acquisitions:

$14.4 million from the ECL acquisition, $14.6 million from the Lee & Allen acquisition, $49.8 million from the InteCap acquisition, $7.9 million from the NECG acquisition, and $4.9 million from the TCA acquisition. The remaining net goodwill balance is attributed to acquisitions which occurred prior to fiscal 2004.

        Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives.

        The components of acquired identifiable intangible assets are as follows (in thousands):

	November 26, 2005	November 27, 2004
Noncompetition agreements, net of accumulated amortization of $1,568 and $1,122, respectively	$2,554	$1,414
Customer relationships, net of accumulated amortization of $474 and $340	196	330
Property leases, net of accumulated amortization of $90 and $33	151	208
Trademarks, net of accumulated amortization of $278 and $102	74	250
Other intangible assets, net of accumulated amortization of $638 and $187, respectively	4,324	827

	$7,299	$3,029

        Other intangible assets, net of accumulated amortization, for fiscal 2005 includes an estimated $2.1 million related to the Lee & Allen acquisition, and an estimated $2.1 million related to the ECL acquisition. The valuations related to these intangible assets will be finalized in fiscal 2006. Other intangible assets for fiscal 2004 included $356,000 and $300,000 related to the NECG and TCA acquisitions, respectively. The valuations related to these intangible assets were finalized in fiscal 2005, which resulted in additional intangible assets of $287,000 and $868,000 for TCA and NECG, respectively. Amortization expense of intangible assets was $1.3 million, $621,000, and $375,000 in fiscal 2005, 2004, and 2003, respectively. Amortization expense of intangible assets held at November 26, 2005, for the next five fiscal periods is expected be as follows (in thousands):

Fiscal Year	Amortization Expense
2006	$1,147
2007	930
2008	816
2009	708
2010	704

$4,305

4.     Property and Equipment

        Property and equipment consist of the following:

	November 26, 2005	November 27, 2004
	(In thousands)
Computer equipment and software	$14,042	$16,222
Leasehold improvements	21,083	13,473
Furniture	9,228	6,942

	44,353	36,637
Accumulated depreciation and amortization	18,461	18,109

	$25,892	$18,528

        Depreciation expense was $6.7 million in fiscal 2005, $4.6 million in fiscal 2004, and $3.4 million in fiscal 2003.

5.     Accrued Expenses

        Accrued expenses consist of the following:

	November 26, 2005	November 27, 2004
	(In thousands)
Compensation and related expenses	$50,510	$40,351
Income taxes payable	4,515	327
Accrued interest	1,205	1,191
Other	5,665	4,293

	$61,895	$46,162

6.     Private Placement of Convertible Debt and Other Financing

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

        Pursuant to the terms of the indenture governing the debentures, since the closing stock price equaled or exceeded the $50 per share contingent conversion trigger price for 20 out of 30 consecutive trading days ending on May 13, 2005, the market price conversion trigger was satisfied and holders of the debentures were able to exercise their right to convert the bonds as of the first trading day of the third quarter of fiscal 2005. This test is repeated each fiscal quarter. Because the closing price did not equal or exceed the $50 per share contingent conversion trigger price for 20 out of 30 consecutive trading days during the quarters ending on February 18, 2005, September 2, 2005 and November 26, 2005, holders of the debentures were not able to exercise their right to convert the bonds during the second and fourth quarters of fiscal 2005, and are not able to exercise their right to convert the bonds during the first quarter of fiscal 2006. Therefore, since holders of the debentures are not able to exercise their right to convert the bonds as of November 26, 2005, nor have other conversion triggers occurred, the Company has classified the $90 million convertible debt as long-term debt as of November 26, 2005, in the accompanying consolidated balance sheet. In June 2005, the Company amended its loan agreement with its bank to increase the existing line of credit from $40 million to $90 million to mitigate the potential liquidity risk, and to provide funding if required, in the event of conversion by the debenture holders. CRA believes that in the event the contingent conversion trigger price is met, it is unlikely that a significant percentage of bondholders will exercise their right to convert because the debentures have traded at a premium over their conversion value.

        The debentures are CRA's direct, unsecured senior subordinated obligations and rank junior in right of payment to its existing bank line of credit and any future secured indebtedness that CRA may designate as senior indebtedness. Interest of approximately $1.3 million, is payable semi-annually on June 15 and December 15. CRA will also be required to pay contingent interest on the applicable interest payment date to the holders of the debentures for the period commencing June 20, 2011, and ending December 14, 2011, if the average trading price of the debentures for each of the last five trading days immediately preceding June 20, 2011, equals 125% or more of the principal amount of the debentures. Thereafter, CRA will pay contingent interest on the interest payment date for a six-month interest period if the average trading price of the debentures during the five trading day period immediately preceding the first day of the applicable six-month interest period equals or exceeds 125% of the principal amount of the debentures. The contingent interest payable per debenture will equal 0.25% of the average trading price of such debenture during the applicable five trading day reference period.

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

        CRA used approximately $20.0 million of the net proceeds from this offering during fiscal 2004 to repurchase 622,200 shares of the Company's common stock concurrently with the placement of the debentures, $39.6 million to repay amounts outstanding under CRA's bank line of credit, and $3.3 million to pay debt issuance costs. The debt issuance costs have been capitalized and are amortized as a component of interest expense on a straight-line basis over seven years, through 2011, which is the first year in which CRA may be required to repurchase all or any portion of the debentures. These debt issuance costs, net of accumulated amortization of $0.7 million, are included in other assets in the consolidated balance sheet as of November 26, 2005.

        The contingent interest feature included in the debenture represents an embedded derivative under SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" that must be recorded at fair value as of November 26, 2005. The Company has determined that the fair value of the contingent interest feature is de minimus as of November 26, 2005, based upon economic, market and other conditions in effect as of this date. There are no other embedded derivatives associated with the Company's convertible debentures.

        The Company has agreed with the debenture holders to reserve the maximum number of shares of common stock that may be issued upon conversion of the debentures.

        Borrowings under the Revolving Line of Credit.    On January 14, 2004, CRA entered into a senior loan agreement with Citizens Bank of Massachusetts for a two-year, $40 million revolving line of credit. Subject to the terms of the agreement, CRA may use borrowings under this line of credit for acquisition financing, working capital, general corporate purposes, letters of credit, and foreign exchanges contracts. The available line of credit is reduced, as necessary, to account for certain letters of credit outstanding. In June 2005, CRA amended its loan agreement to increase the existing line of credit from $40 million to $90 million. Funds available under the expanded facility will allow CRA to continue to classify up to $90 million of its convertible debentures as long-term debt, rather than short-term, and will give CRA additional flexibility to meet unforeseen financial requirements. In March 2005, CRA extended the maturity date on the line of credit from January 14, 2006 to April 30, 2007. In April 2004, CRA borrowed $39.6 million under its line of credit to finance the acquisition of InteCap. This amount was repaid in June 2004. Other than for letters of credit outstanding, there were no amounts outstanding under this line of credit as of November 26, 2005, and the line of credit then available was $89.4 million.

        Borrowings under CRA's credit facility bear interest, at CRA's option, either at LIBOR plus an applicable margin or at the prime rate. Applicable margins range from 0.75% to 1.50%, depending on the ratio of CRA's consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the preceding four fiscal quarters, subject to various adjustments stated in the senior loan agreement. These margins are adjusted both quarterly and each time CRA borrows under the credit facility. Interest is payable monthly. A commitment fee of 0.165% is payable on the unused portion of the credit facility. Borrowings under the credit facility are secured by 100% of the stock of certain of CRA's U.S. subsidiaries and by 65% of the stock of its foreign subsidiaries, amounting to net assets of approximately $123.5 million as of November 26, 2005.

        As of November 26, 2005, the Company was in compliance with the covenants under the senior credit agreement.

7.     Employee Benefit Plans

        The Company maintains a profit-sharing retirement plan that covers substantially all full-time employees. Company contributions are made at the discretion of the Company and its subsidiaries, and cannot exceed the maximum amount deductible under applicable provisions of the Internal Revenue Code. During fiscal 2005 and fiscal 2004, in connection with the InteCap acquisition, the Company also maintained a qualified defined-contribution retirement plan under Section 401(k) of the Internal Revenue Code. Contributions to the plan by the Company are generally at its discretion. Company contributions under these plans amounted to approximately $2.7 million in fiscal 2005, $1.9 million in fiscal 2004, and $1.5 million in fiscal 2003.

8.     Leases

        At November 26, 2005, the Company had the following minimum rental commitments for office space and equipment leases, all of which are under non-cancelable operating leases (in thousands):

Fiscal Year	Rental Commitments
2006	$11,759
2007	10,976
2008	8,929
2009	7,392
2010	5,199
Thereafter	11,734

55,989
Future minimum rentals under sublease arrangements	(545)

$55,444

        Certain office leases contain renewal options which the Company may exercise at its discretion, which were not included in the amounts above. Rent expense was approximately $14.8 million in fiscal 2005, $9.5 million in fiscal 2004, and $8.2 million in fiscal 2003.

        The Company is party to standby letters of credit in support of the minimum future lease payments under leases for permanent office space amounting to $0.7 million as of November 26, 2005.

9.     Net Income Per Share

        Basic net income per share represents net income divided by the weighted average shares of common stock outstanding during the period. Diluted net income per share represents net income divided by the weighted average shares of common stock and common stock equivalents outstanding during the period. Weighted average shares used in diluted net income per share include common stock equivalents arising from stock options and shares underlying CRA's debentures using the treasury stock method. In fiscal 2004, there were no shares underlying the debentures because the average stock price per share did not exceed the $40 conversion price, as further explained below. In fiscal 2003, there were no shares underlying the debentures because the convertible debenture had not been issued. A reconciliation of basic to diluted weighted average shares of common stock outstanding is as follows (in thousands):

	Fiscal Year
	2005	2004	2003
Basic weighted average shares outstanding	10,526	10,016	9,438
Common stock equivalents:
Employee stock options	679	504	405
Shares underlying the debentures	359	—	—

Diluted weighted average shares outstanding	11,564	10,520	9,843

        Under EITF No. 04-08 "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share", which is effective for periods ending after December 15, 2004, and EITF 90-19 "Convertible Bonds with Issuer Option to Settle for Cash upon Conversion", because of CRA's obligation to settle the par value of the convertible debentures in cash, the Company is not required to include any shares underlying the convertible debentures in its diluted weighted average shares outstanding until the average stock price per share for the quarter exceeds the $40 conversion price and only to the extent of the additional shares CRA may be required to issue in the event CRA's conversion obligation exceeds the principal amount of the debentures converted. At such time, only the number of shares that would be issuable (under the "treasury" method of accounting for share dilution) are included, which is based upon the amount by which the average stock price exceeds the conversion price. For the first $1 per share that CRA's average stock price exceeds the $40 conversion price of the debentures, CRA will include approximately 55,000 additional shares in CRA's diluted share count. For the second $1 per share that CRA's average stock price exceeds the $40 conversion price, CRA will include approximately 52,000 additional shares, for a total of approximately 107,000 shares, in CRA's diluted share count, and so on, with the additional shares' dilution falling for each $1 per share that CRA's average stock price exceeds $40 if the stock price rises further above $40 (see table, below). The average stock price for the fifty-two weeks ended November 26, 2005, was approximately $48 per share; therefore, 359,000 shares underlying the debentures were included in the diluted weighted average shares outstanding for this period.

"TREASURY" METHOD OF ACCOUNTING FOR SHARE DILUTION

Conversion Price:	$40
Number of Underlying Shares:	2,250,000
Formula:	Number of extra dilutive shares created = ((Stock Price - Conversion Price) * Underlying Shares)/Stock Price
Condition:	Only applies when share price exceeds $40
Stock Price	Conversion Price	Price Difference	Include in Share Count	Per $1 Share Dilution
$40	$40	$0	0	0
$41	$40	$1	54,878	54,878
$42	$40	$2	107,143	53,571
$45	$40	$5	250,000	50,000
$50	$40	$10	450,000	45,000
$55	$40	$15	613,636	40,909
$60	$40	$20	750,000	37,500
$65	$40	$25	865,385	34,615
$70	$40	$30	964,286	32,143
$75	$40	$35	1,050,000	30,000
$80	$40	$40	1,125,000	28,125

        Basic weighted average shares outstanding for the fifty-two weeks ended November 26, 2005, include the weighted average of the 710,000 shares sold by CRA and 138,187 options exercised related to the public offering of CRA's common stock in June 2005, as well as the weighted average of the common stock issued in connection with the ECL and Lee & Allen acquisitions in June and April 2005, respectively. The common stock issued in connection with the NECG and TCA acquisitions in November 2004 are included in the basic weighted average shares outstanding for the fifty-two weeks ended November 26, 2005 and November 27, 2004. The common stock issued in connection with the InteCap acquisition in April 2004 are included in the basic weighted average shares outstanding for fifty-two weeks ended November 26, 2005, and November 27, 2004.

        As part of the earnout provisions included in the ECL, Lee & Allen, and TCA acquisition agreements, the Company may settle a portion of its obligations through the issuance of its common stock. Issuance of these shares is contingent based on certain provisions of the acquisition agreements. The TCA earnout provisions will be paid principally in cash. As none of the necessary conditions underlying the earnout provisions for the ECL and Lee & Allen acquisitions has been met as of November 26, 2005, the shares are excluded from the basic and diluted weighted average shares outstanding for the fifty-two weeks ended November 26, 2005.

        Some of the Company's stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore, their inclusion would have been anti-dilutive. For the years ended November 26, 2005, November 27, 2004, and November 29, 2003, the anti-dilutive stock options were 136,731, 347,864, and 547,131, respectively. These options could be dilutive in the future if, and to the extent that, the average share price increases and is equal to or greater than the exercise price of these options.

10.   Shareholders' Equity

        Public Offering of Common Stock.    In June 2005, the Company completed a public offering of 1,899,227 shares of its common stock at a price of $53.75 per share. Of the 1,899,227 shares sold, 710,000 shares were offered by CRA and 1,189,227 came from selling shareholders. CRA received net proceeds of approximately $35.9 million, after deducting the underwriting discount and estimated offering expenses. As part of the offering, CRA received additional net proceeds of approximately $2.6 million from the exercise of 138,187 options by the selling shareholders. The net proceeds from the offering are intended to be used for general corporate purposes, including working capital and possible acquisitions of and investments in complementary businesses.

        In August 2003, CRA completed a public offering of 513,862 shares of common stock, which generated approximately $15.0 million of proceeds, net of offering costs.

        Issuances of Common Stock in Connection with Business Acquisitions.    In July 2005, the Company issued 70,533 shares of its common stock valued at $3.8 million as part of the consideration paid for the acquisition of ECL. In May 2005, the Company issued an aggregate of 77,343 shares of its common stock valued at $3.8 million as part of the consideration paid for the acquisition of Lee & Allen. In November 2004, the Company issued 75,261 shares of its common stock valued at $3.0 million as part of the consideration paid for the acquisition of NECG, and 24,495 shares of its common stock valued at $1.0 million as part of the purchase price for the acquisition of TCA. The shares issued in connection with all of these acquisitions are fully vested and held in escrow, until the restrictions have lapsed. These shares have restrictions with respect to when they can be sold over a period of time of up to five years.

        Common Stock Repurchases and Retirements.    In connection with the acquisition of the consulting business of Dr. Rausser in fiscal 2000, the Company loaned Dr. Rausser $4.5 million, which he used to purchase shares of the Company's common stock. In March 2004, Dr. Rausser satisfied $2.5 million of the loan obligation by selling the Company 73,531 shares of the Company's common stock and paying the balance in cash. Dr. Rausser satisfied the remaining $2.0 million plus accrued interest in November 2004 by selling the Company an additional 59,951 shares of CRA common stock.

        During fiscal 2004, the Company used approximately $20.0 million of the net proceeds from the convertible debt offering to repurchase 622,200 shares of the Company's common stock. The Company also repurchased an additional 20,280 shares of its common stock during 2004 in exchange for notes payable in connection with the stock restriction agreement (see below).

        In 1998, the Company's Board of Directors authorized the Company to amend and restate an Exit Agreement with certain shareholders (as so amended and restated, the "Stock Restriction Agreement"). The Stock Restriction Agreement prohibits each person who was a shareholder of the Company before the closing of the Initial Public Offering ("Offering") from selling or otherwise transferring a portion of the shares of common stock held immediately before the Offering without the consent of the Board of Directors of the Company for a specified period of time after the Offering. In addition, the Stock Restriction Agreement allows the Company voluntarily to repurchase a portion of such shareholders' shares of common stock at a substantial discount from market value should the shareholder leave CRA during the restriction period (other than for death or retirement for disability), with a larger discount if they were to compete with CRA after their departure.

        In fiscal 2003, CRA repurchased and retired 76,856 shares of common stock, from certain shareholders, who were former employees, based on the provisions of the Stock Restriction Agreement. Payments are due to the former employees in three equal annual installments. Interest is payable annually on outstanding balances based on the average prime rate for that year.

        Shares Granted in Exchange for Notes Receivable.    In April 2004, in connection with CRA's acquisition of InteCap, certain InteCap employees purchased an aggregate of 87,316 shares of common stock in exchange for full recourse, interest-bearing notes, maturing in June, 2007, totaling approximately $2.9 million. The common stock is fully vested, non-forfeitable, and restricted from sale for three years. These notes receivable, net of principal payments received, are recorded as a reduction to shareholders' equity.

        In November 2004, in connection with a certain offer of employment, the Company issued 14,899 shares of common stock in exchange for a full-recourse, interest-bearing note, totaling approximately $0.5 million. The common stock is fully vested and restricted from sale for three years. The note receivable, net of principal payments received, is recorded as a reduction to shareholders' equity.

        In October 2004, CRA's majority-owned subsidiary, NeuCo, issued additional shares to a minority interest shareholder in exchange for a note receivable.

        Exercise of Stock Options.    During fiscal 2005, 460,004 options were exercised for $8.4 million in proceeds, including options exercised as part of the public offering completed in June 2005. During fiscal 2004, 320,604 options were exercised for $4.9 million of proceeds.

        Unearned Stock Compensation.    Unearned stock compensation represents the cost associated with the grant of stock options to external consultants and the cost associated with shares of common stock granted to certain employees. The options granted to external consultants are accounted for under variable accounting in accordance with SFAS No. 123 and EITF 96-18 "Accounting for Equity Instruments that are Issued to Other than Employees" (EITF 96-18). These costs are being amortized over the related vesting period.

        Tax Benefit on Stock Option Exercises.    During fiscal 2005, the expected tax benefit on stock option exercises of $4.9 million was recorded as an increase to common stock.

11.   Stock-Based Compensation

        The Company has adopted the 1998 Incentive and Nonqualified Stock Option Plan (the "Plan"), which originally provided for the grant of options to purchase up to 970,000 shares of common stock. In January 2001, the shareholders approved an amendment to the Plan increasing the number of shares issuable under the Plan to 1,870,000. In April 2002, the shareholders approved an amendment to the Plan increasing the number of shares issuable under the Plan from 1,870,000 to 2,470,000 and adding a provision automatically increasing the maximum number of shares on an annual basis by the lesser of 400,000 shares or 4% of the number of shares of common stock outstanding at the end of each fiscal year. As of November 26, 2005, the total number of issuable and available shares were 3,627,391. Options are to be granted at an exercise price equal to the fair market value of the shares of common stock at the date of grant. Vesting terms are determined at the discretion of the Board of Directors and generally range from immediate vesting to vesting at various rates up to five years. All options terminate 10 years after the date of grant. In addition, the Board of Directors has adopted the 2004 Nonqualified Inducement Stock Option Plan to facilitate the granting of stock options as an inducement to new employees to join the Company. The 2004 Nonqualified Inducement Stock Option Plan authorizes the grant of nonqualified options to purchase an aggregate of up to 500,000 shares of common stock. Subject to the terms of the plan, the plan administrator has the authority to determine the exercise price, vesting schedule, expiration date, and other terms and conditions of each option grant. A summary of option activity is as follows:

	Options	Weighted Average Exercise Price
Outstanding at November 30, 2002	1,859,020	$15.33
Fiscal 2003:
Granted	440,030	19.09
Exercised	(728,389)	15.28
Canceled	(68,101)	15.49

Outstanding at November 29, 2003	1,502,560	16.45
Fiscal 2004:
Granted	1,139,170	32.41
Exercised	(320,604)	15.40
Canceled	(39,590)	22.92

Outstanding at November 27, 2004	2,281,536	24.46
Fiscal 2005:
Granted	417,000	48.20
Exercised	(460,004)	18.25
Canceled	(111,018)	24.64
Outstanding at November 26, 2005	2,127,514	$30.44

Options available for grant at November 26, 2005	432,480

Options exercisable:
At November 26, 2005	1,111,862	$26.37

Weighted average remaining contractual life at November 26, 2005	7.86	$30.44
	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding at November 26, 2005	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number Exercisable at November 26, 2005	Weighted-Average Exercise Price
$ 8.88 - 13.75	289,655	6.34	$12.83	175,075	$12.35
$13.76 - 20.50	229,664	4.99	$17.92	193,414	$17.90
$20.51 - 31.63	219,390	7.15	$24.05	108,340	$24.68
$31.64 - 32.09	333,930	8.46	$32.09	44,575	$32.09
$32.10 - 32.26	497,125	8.45	$32.26	466,000	$32.26
$32.27 - 41.16	221,750	8.98	$36.74	100,208	$34.34
$41.17 - 50.90	221,000	9.37	$48.90	21,500	$45.51
$50.91 - 50.84	68,500	9.39	$50.79	1,250	$50.69
$50.85 - 52.46	21,500	9.43	$52.46	1,500	$52.46
$52.47 - 53.72	25,000	9.44	$53.72	—	$—

Total	2,127,514	7.86	$30.44	1,111,862	$26.37

        The Company has adopted the 1998 Employee Stock Purchase Plan. The Stock Purchase Plan authorizes the issuance of up to an aggregate of 243,000 shares of common stock to participating employees at a purchase price equal to 85 percent of fair market value on either the first or the last day of the one-year offering period under the Stock Purchase Plan. In fiscal 2005, 2004, and 2003, there were no offering periods under the Stock Purchase Plan and no shares were issued.

        Options granted to non-employee consultants, amounting to options for the purchase of 49,500 shares of common stock at November 26, 2005, are accounted for at fair value in accordance with SFAS No. 123. The Company allocates the cost of compensatory stock options granted under SFAS No. 123 and EITF 96-18 over the vesting period using the straight-line method. In connection with these options, $9,000, $31,000, and $189,000 was charged to compensation expense in fiscal 2005, fiscal 2004, and fiscal 2003, respectively.

12.   Business Segment and Geographic Information

        CRA operates in one business segment, which is consulting services. Revenue and long-lived assets by geographic region, based on the physical location of the operation to which the revenues or the assets relate, are as follows (in thousands):

	Fiscal Year
	2005 (52 weeks)	2004 (52 weeks)	2003 (52 weeks)
Revenue:
United States	$238,998	$193,987	$138,846
United Kingdom	35,557	14,113	15,683
Australia	14,158	2,958	3,180
Other	6,761	5,677	5,749

Total foreign	56,476	22,748	24,612

	$295,474	$216,735	$163,458

	November 26, 2005	November 27, 2004	November 29, 2003
Long-lived assets (property and equipment, net):
United States	$22,044	$14,829	$9,185
United Kingdom	2,377	2,286	2,464
Australia	991	792	344
Other	480	621	710

Total foreign	3,848	3,699	3,518

	$25,892	$18,528	$12,703

13.   Income Taxes

        The provision (credit) for income taxes consists of the following:

	Fiscal Year
	2005 (52 weeks)	2004 (52 weeks)	2003 (52 weeks)
	(In thousands)
Currently payable:
Federal	$9,715	$9,289	$9,538
Foreign	1,787	385	(194)
State	3,014	2,791	1,654

	14,516	12,465	10,998
Deferred:
Federal	2,426	1,335	(2,255)
Foreign	1,111	230	392
State	477	(83)	(398)

	4,014	1,482	(2,261)

	$18,530	$13,947	$8,737

        A reconciliation of the Company's tax rates with the federal statutory rate is as follows:

	Fiscal Year
	2005	2004	2003
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	5.3	5.7	6.2
Losses not benefited	.5	3.8	1.2
Other	2.1	1.0	0.6

	42.9%	45.5%	43.0%

        The tax benefits associated with nonqualified stock options and disqualifying dispositions of incentive stock options reduced taxes payable by $4.9 million, $1.9 million, and $3.4 million in fiscal 2005, fiscal 2004, and fiscal 2003, respectively. Such benefits were recorded as an increase to common stock in each fiscal year.

        Components of the Company's deferred tax assets (liabilities) are as follows:

	November 26, 2005	November 27, 2004
	(In thousands)
Deferred tax assets:
Accrued compensation and related expense	$10,794	$9,762
Tax basis in excess of financial basis of net accounts receivable	1,846	2,312
Net operating loss carryforwards	4,494	5,952
Tax basis in excess of financial basis of intangible assets and fixed assets	5,544	6,311
Other	587	—
Valuation allowance	(1,134)	(2,894)

	22,131	21,443
Deferred tax liabilities:
Excess tax over book depreciation and amortization	3,035	1,203
Tax basis in excess of financial basis of debentures	2,263	679
Other	143	—

	5,441	1,882

Net deferred tax assets	$16,690	$19,561

        The net change in the total valuation allowance for the year ended November 26, 2005 was a decrease of approximately $1.8 million. This change was primarily a result of a reduction in the valuation allowances recorded against the acquired deferred tax assets from the InteCap acquisition, net of additional valuation allowances against foreign operating losses. A valuation allowance was recorded because management currently believes that after considering the available evidence that it is more likely than not that these assets will not be realized. If the Company is able to realize these assets in the future, $0.6 million of the total valuation allowance would be allocated to goodwill as it relates to the InteCap acquisition, and the remainder would be recognized as a reduction to income tax expense.

        At November 26, 2005, the Company has net operating loss carryforwards for federal and foreign tax purposes of $11.6 million and $0.9 million, respectively. The federal net operating losses were incurred by InteCap prior to the acquisition. The federal net operating losses are subject to an annual limitation of approximately $3.4 million as a result of Internal Revenue Code Section 382. The federal net operating losses will begin to expire in 2017. The foreign operating losses will begin to expire in 2012.

        Net income before income taxes from foreign operations was $8.2 million and $1.5 million in fiscal 2005 and fiscal 2004, respectively. In fiscal 2003, the Company had a net loss from its foreign operations of $211,000.

        The calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several different tax jurisdictions. The Company is periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, the Company records estimated reserves for probable exposures. The total amount reserved was $1.8 million and $1.6 million at the end of November 26, 2005 and November 27, 2004, respectively.

        The American Jobs Creation Act of 2004 was signed into law in October 2004. This law provides U.S. multinational corporations an 85% dividends received deduction for certain dividends from controlled foreign corporations. No qualifying distributions were paid during fiscal 2005. The Company has undistributed earnings from its foreign subsidiaries of approximately $6.4 million as of November 26, 2005, and it plans to continue to reinvest its foreign earnings in its foreign operations. If the Company were to distribute its foreign earnings which are permanently reinvested, it would accrue additional tax expense of approximately $0.5 million.

14.   Related-Party Transactions

        The Company made payments to shareholders of the Company who performed consulting services for the Company in the amounts of $10.8 million in fiscal 2005, $12.0 million in fiscal 2004, and $11.2 million in fiscal 2003. These payments to non-employee experts are for consulting services performed for CRA's clients in the ordinary course of business.

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

        In connection with the ECL and Lee & Allen acquisitions completed during fiscal 2005, and with the NECG and TCA acquisitions completed in fiscal 2004, CRA agreed to pay additional consideration, in cash, and its stock in certain of these acquisitions, contingent on the achievement of certain performance targets by the respective acquired businesses. CRA believes that it will have sufficient funds to satisfy any obligations related to the contingent consideration. CRA expects to fund these contingent payments, if any, from existing cash resources and cash generated from operations.

16.   Quarterly Financial Data (Unaudited)

	Quarter Ended
	February 18, 2005 (12 weeks)	May 13, 2005 (12 weeks)	September 2, 2005 (16 weeks)	November 26, 2005 (12 weeks)
	(In thousands, except per share data)
Revenues	$61,724	$67,435	$92,515	$73,800
Gross profit	24,812	27,315	37,622	31,001
Income from operations	8,995	10,414	13,757	11,022
Income before provision for income taxes and minority interest	8,455	9,818	13,476	11,440
Minority interest	138	(9)	(132)	(56)
Net income	4,619	5,489	7,886	6,606
Basic net income per share	0.46	0.55	0.73	0.59
Diluted net income per share	0.43	0.49	0.66	0.55
Weighted average number of shares outstanding:
Basic	9,945	10,035	10,782	11,242
Diluted	10,795	11,236	12,010	12,050
	Quarter Ended
	February 20, 2004 (12 weeks)	May 14, 2004 (12 weeks)	September 3, 2004 (16 weeks)	November 27, 2004 (12 weeks)
	(In thousands, except per share data)
Revenues	$38,501	$45,694	$74,205	$58,335
Gross profit	16,541	19,109	28,636	24,733
Income from operations	4,902	6,777	11,420	8,634
Income before provision for income taxes and minority interest	4,701	7,225	10,703	7,997
Minority interest	(107)	(90)	177	(315)
Net income	2,573	4,028	5,373	4,370
Basic net income per share	.25	.40	.54	.44
Diluted net income per share	.24	.38	.52	.42
Weighted average number of shares outstanding:
Basic	10,183	10,180	9,909	9,830
Diluted	10,734	10,679	10,352	10,376

        The Company's fiscal year is based on 13 four-week billing cycles to clients and, consequently, CRA has established quarters that are divisible by four-week periods. As a result, the first, second, and fourth quarters of each fiscal year are 12-week periods, and the third quarter of each fiscal year is a 16-week period. Accordingly, period-to-period comparisons of CRA's results of operations are not necessarily meaningful if the periods being compared have different lengths.

        On June 16, 2005, CRA completed the acquisition of ECL, formerly known as Lexecon Ltd. The results of operations have been included in the accompanying statements of income from the date of acquisition.

        On April 27, 2005, CRA completed its acquisition of Lee & Allen. The results of operations have been included in the accompanying statements of income from the date of acquisition.

        On November 18, 2004, CRA completed the acquisition of NECG. The results of operations have been included in the accompanying statements of income from the date of acquisition.

        On November 12, 2004, CRA completed the acquisition of certain assets and liabilities of TCA. The results of operations have been included in the accompanying statements of income from the date of acquisition.

        On April 30, 2004, CRA completed its acquisition of InteCap, Inc. InteCap's operating results have been included in the accompanying statements of income beginning May 1, 2004.