Form 10-Q
period 2006-02-17
CRA INTERNATIONAL, INC.
filed 2006-03-29
CIK 1053706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 17, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐       Accelerated filer ☒       Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 28, 2006
Common Stock, no par value per share	11,311,809 shares

CRA International, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

CRA International, Inc.

Condensed Consolidated Statements of Income (unaudited)

(In thousands, except per share data)

	Twelve Weeks Ended
	February 17, 2006	February 18, 2005
Revenues	$72,521	$61,724
Costs of services	44,992	36,912
Gross profit	27,529	24,812
Selling, general and administrative expenses	18,079	15,817
Income from operations	9,450	8,995
Interest income	1,090	278
Interest expense	(803)	(763)
Other expense	(19)	(55)
Income before provision for income taxes and minority interest	9,718	8,455
Provision for income taxes	(4,111)	(3,974)
Income before minority interest	5,607	4,481
Minority interest	37	138
Net income	$5,644	$4,619
Net income per share:
Basic	$0.50	$0.46
Diluted	$0.47	$0.43
Weighted average number of shares outstanding:
Basic	11,263	9,945
Diluted	12,116	10,795

See accompanying notes.

CRA International, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	February 17, 2006	November 26, 2005
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$124,807	$115,203
Accounts receivable, net of allowances for doubtful accounts of $5,012 in 2006 and $5,041 in 2005	63,446	64,368
Unbilled services	32,645	28,474
Prepaid expenses and other assets	4,556	5,597
Deferred income taxes	16,505	13,343
Total current assets	241,959	226,985
Property and equipment, net	25,805	25,892
Goodwill	115,545	115,219
Intangible assets, net of accumulated amortization of $3,371 in 2006 and $3,048 in 2005	7,010	7,299
Deferred income taxes, net of current portion	5,075	6,320
Other assets	6,525	5,830
Total assets	$401,919	$387,545
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$11,207	$13,670
Accrued expenses	70,158	61,895
Deferred revenue and other liabilities	2,269	2,066
Current portion of notes payable to former shareholders	972	972
Total current liabilities	84,606	78,603
Notes payable to former shareholders, net of current portion	242	242
Convertible debentures payable	90,000	90,000
Deferred rent	5,443	5,807
Deferred compensation	3,157	3,056
Deferred income taxes	3,034	2,973
Minority interest	2,208	2,244
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 11,297,047 and 11,243,100 shares issued and outstanding in 2006 and 2005, respectively	121,528	118,790
Receivables from employees	(3,463)	(3,398)
Unearned stock compensation	(51)	(15)
Retained earnings	95,236	89,590
Foreign currency translation	(21)	(347)
Total shareholders’ equity	213,229	204,620
Total liabilities and shareholders’ equity	$401,919	$387,545

See accompanying notes.

CRA International, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Twelve Weeks Ended
	February 17, 2006	February 18, 2005
Operating activities:
Net income	$5,644	$4,619
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,046	1,480
Loss on disposal of property and equipment	7	—
Deferred rent	(363)	(133)
Stock-based compensation expense	1,016	1
Tax benefit from stock option exercises	—	77
Deferred income taxes	(1,878)	—
Minority interest	(37)	(138)
Changes in operating assets and liabilities, exclusive of acquisitions:
Accounts receivable	809	3,996
Unbilled services	(4,099)	(7,158)
Prepaid expenses and other assets	314	3,538
Accounts payable, accrued expenses, and other liabilities	6,130	296
Net cash provided by operating activities	9,589	6,578
Investing activities:
Purchase of property and equipment	(1,634)	(1,634)
Sale of investments	—	4,161
Purchases of investments	—	(3,868)
Net cash used in investing activities	(1,634)	(1,341)
Financing activities:
Excess tax benefits from stock-based compensation	310	—
Issuance of common stock upon exercise of stock options	1,377	1,007
Net cash provided by financing activities	1,687	1,007
Effect of foreign exchange rates on cash and cash equivalents	(38)	(34)
Net increase in cash and cash equivalents	9,604	6,210
Cash and cash equivalents at beginning of period	115,203	65,611
Cash and cash equivalents at end of period	$124,807	$71,821
Supplemental cash flow information:
Cash paid for income taxes	$5,790	$60
Cash paid for interest	$1,345	$1,275

See accompanying notes.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Business

CRA International, Inc. (the “Company,” or “CRA”) is an economic, financial, and business consulting firm that applies advanced analytic techniques and in-depth industry knowledge to complex engagements for a broad range of clients. CRA offers two types of services: legal and regulatory consulting and business consulting. CRA operates in only one business segment, which is consulting services. On May 6, 2005, the Company filed with the Secretary of the Commonwealth of Massachusetts an Amendment to its Articles of Organization to change its name to CRA International, Inc. The name change reflects the Company’s global presence in the economic, financial and management consulting industry.

On June 16, 2005, CRA’s U.K. subsidiary completed the acquisition of Economics of Competition and Litigation Limited (“ECL”), formerly known as Lexecon Ltd, a London-based provider of competition economics in Europe.

On April 27, 2005, CRA’s U.K. subsidiary completed its acquisition of Lee & Allen Consulting Limited (“Lee & Allen”), a London-based consulting firm offering financial and dispute resolution and forensic accounting services to the corporate, legal, and regulatory markets.

On November 18, 2004, CRA’s Australian subsidiary completed its acquisition of Network Economics Consulting Group Pty Ltd. (“NECG”), a premier provider of regulatory and economic consulting services in the Asia Pacific region to clients in the energy, telecom, transportation, and other industries.

On November 12, 2004, CRA completed its acquisition of certain assets and liabilities of Tabors Caramanis & Associates (“TCA”), a Cambridge, Massachusetts-based economics and engineering consulting firm specializing in policy development, business planning, productivity improvement, technical analysis, and project implementation in the energy and utility sectors.

On April 30, 2004, CRA completed its acquisition of InteCap, Inc. (“InteCap”), a leading intellectual property consulting firm in the United States specializing in economic, financial, and strategic issues related to intellectual property and complex commercial disputes.

2. Unaudited Interim Consolidated Financial Statements and Estimates

The condensed consolidated statements of income for the twelve weeks ended February 17, 2006, and February 18, 2005, the condensed consolidated balance sheet as of February 17, 2006, and the condensed consolidated statements of cash flows for the twelve weeks ended February 17, 2006, and February 18, 2005, are unaudited. The November 26, 2005 consolidated balance sheet is derived from CRA’s audited consolidated financial statements included in its Annual Report on Form 10-K as of that date. In the opinion of management, these statements include all adjustments necessary for a fair presentation of CRA’s consolidated financial position, results of operations, and cash flows. The consolidated statements of income include the operations of CRA’s acquired companies since their respective dates of acquisition.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant estimates and judgments that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates in these consolidated financial statements include, but are not limited to, allowance for doubtful accounts, depreciation of property and equipment, valuation of stock-based compensation, valuation of acquired intangible assets, accrued and deferred income taxes, valuation allowances on deferred tax assets, and other accrued expenses. These items are monitored and analyzed by the Company for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. CRA bases its estimates on historical experience and various other assumptions that CRA believes to be reasonable under the circumstances. Actual results may differ from those estimates if CRA’s assumptions based on past experience or other assumptions do not turn out to be substantially accurate.

3. Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and NeuCo, Inc. (“NeuCo”), a company founded by CRA and an affiliate of Commonwealth Energy Systems in June 1997. CRA’s interest in NeuCo was 49.6 percent and 50.2 percent as of February 17, 2006 and February 18, 2005, respectively. NeuCo’s financial results have been consolidated with that of CRA for all fiscal periods presented, as CRA’s ownership interest, combined with CRA officers’ holding three Board of Directors seats, and other considerations, represented control. These directors have received NeuCo stock options in connection with their NeuCo Board of Director responsibilities. During fiscal 2005, NeuCo issued additional shares to certain NeuCo employees, and certain NeuCo employees and directors exercised stock options. As a result of these share transactions, CRA’s interest in NeuCo decreased to 49.6 percent as of February 17, 2006. These share transactions have been recorded as adjustments to capital. The portion of the results of operations of NeuCo allocable to its other owners is shown as “minority interest” on CRA’s consolidated statements of income, and that amount, along with the capital contributions to NeuCo of its other owners, is shown as “minority interest” on CRA’s condensed consolidated balance sheets. All significant intercompany accounts have been eliminated.

4. Reclassifications

Certain amounts in prior periods’ consolidated financial statements presented have been reclassified to conform to the current year’s presentation. These reclassifications include separate disclosures for (i) “tax benefit from stock option exercises” on the consolidated statements of cash flows, which were previously within “accounts payable, accrued expenses, and other liabilities”, (ii) “stock-based compensation expense” on the consolidated statements of cash flows, which was previously within “depreciation and amortization”, and (iii) “sale of investments” and “purchases of investments” on the consolidated statements of cash flows, which were previously within “sale (purchase) of investments, net”.

5. Fiscal Year

CRA’s fiscal year ends on the last Saturday in November, and accordingly, its fiscal year will periodically contain 53 weeks rather than 52 weeks. Both fiscal 2006 and 2005 are 52-week years. In a 52-week year, each of CRA’s first, second, and fourth quarters includes twelve weeks, and its third quarter includes sixteen weeks. In a 53-week year, the fourth quarter includes thirteen weeks.

6. Revenue Recognition

CRA derives substantially all of its revenues from the performance of professional services. The contracts that CRA enters into and operates under specify whether the engagement will be billed on a time-and-materials or a fixed-price basis. These engagements generally last three to six months, although some of CRA’s engagements can be much longer in duration. Each contract must be approved by one of CRA’s vice presidents.

CRA recognizes substantially all of its revenues under written service contracts with its clients where the fee is fixed or determinable, as the services are provided, and only in those situations where collection from the client is reasonably assured. The majority of CRA’s revenue is derived from time-and-materials service contracts. Revenues from time-and-materials service contracts are recognized as services are provided based upon hours worked and contractually agreed-upon hourly rates, as well as a computer services fee based upon hours worked. Revenues from fixed-price engagements are recognized on a proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. Project costs are based on the direct salary and associated fringe benefits of the consultants on the engagement plus all direct expenses incurred to complete the engagement that are not reimbursed by the client. The proportional performance method is used since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and terms set forth in the contract, and are indicative of the level of benefit provided to CRA’s clients. The fixed-price contracts generally include a termination provision that converts the agreement to a time-and-materials contract in the event of termination of the contract. There are no costs that are deferred and amortized over the contract term. CRA’s management maintains contact with project managers to discuss the status of the projects and, for fixed-price engagements, management is updated on the budgeted costs and resources required to complete the project. These budgets are then used to calculate revenue recognition and to estimate the anticipated income or loss on the project. In the past, CRA has occasionally been required to commit unanticipated additional resources to complete projects, which have resulted in lower than anticipated income or losses on those contracts. CRA may experience similar situations in the future. Provisions for estimated losses on contracts are made during the period in which such losses become probable and can be reasonably estimated. To date, such losses have not been significant.

Revenues also include reimbursements, or expenses billed to clients, including travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. These reimbursable expenses included in revenues are as follows (in thousands):

	Twelve Weeks Ended
	February 17, 2006	February 18, 2005
Reimbursable expenses billed to clients	$7,629	$6,466

CRA maintains allowances for doubtful accounts for estimated losses resulting from clients’ failure to make required payments. The Company bases its estimates on historical collection experience, current trends, and credit policy. In determining these estimates, CRA examines historical write-offs of its receivables and reviews client accounts to identify any specific customer collection issues. If the financial condition of CRA’s customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required.

Unbilled services represent revenue recognized by CRA for services performed but not yet billed to the client. Deferred revenue represents amounts billed or collected in advance of services rendered.

7. Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R replaces SFAS No. 123 “Accounting for Stock-Based Compensation”, supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”), and amends SFAS No. 95 “Statement of Cash Flows”. SFAS No. 123R requires entities to recognize compensation expense for all share-based payments to employees and directors, including grants of employee stock options, based on the grant-date fair value of those share-based payments (with limited exceptions), adjusted for expected forfeitures. In April 2005, the Securities and Exchange Commission (SEC) issued a final ruling that extended the compliance date for SFAS No. 123R to the first interim or annual reporting period of the registrants’ first fiscal year that begins on or after June 15, 2005. CRA adopted SFAS No. 123R in the first quarter of fiscal 2006 using the modified prospective application method. Prior to the adoption of SFAS No. 123R in the first quarter of fiscal 2006, CRA followed the intrinsic value method in accordance with APB No. 25 to account for its employee stock options. Historically, all stock options have been granted with an exercise price equal to the fair market value of the common stock on the date of grant. Accordingly, no compensation expense was recognized from option grants to employees and directors. However, compensation expense was recognized in connection with the issuance of stock options to non-employee consultants. SFAS No. 123R did not change the accounting for stock-based compensation related to non-employees in connection with equity based incentive arrangements.

SFAS No. 123R requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under APB No. 25. This requirement reduces reported operating cash flows and increases reported financing cash flows in periods after adoption. As a result, net financing cash flows included approximately $0.3 million for the twelve weeks ended February 17, 2006, from the benefits of tax deductions in excess of recognized compensation cost. Under prior accounting rules, this amount would have been included in net operating cash flows. Total cash flow remains unchanged from what would have been reported under prior accounting rules.

CRA utilizes the straight-line attribution method for recognizing stock-based compensation expense under SFAS No. 123R. CRA recorded $0.7 million of compensation expense, net of tax, in the twelve weeks ended February 17, 2006 for share-based payment awards made to the Company’s employees and directors consisting of stock options issued based on the estimated fair values.

Results for the twelve weeks ended February 18, 2005 have not been restated. Had compensation expense for employee stock options been determined based on fair value at the grant date consistent with SFAS No. 123R, with stock options expensed using the straight-line attribution method, CRA’s net income and earnings per share for the twelve weeks ended February 18, 2005 would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

Twelve Weeks Ended February 18, 2005
Net income—as reported (Under APB No. 25)	$4,619
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(863)
Net income—pro forma	$3,756
Basic net income per share—as reported	$0.46
Basic net income per share—pro forma	$0.38
Diluted net income per share—as reported	$0.43
Diluted net income per share—pro forma	$0.35

The weighted average fair market value using the Black-Scholes option-pricing model of the options granted was $17.05 for the twelve weeks ended February 17, 2006 and $15.03 for the twelve weeks ended February 18, 2005. The fair market value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Twelve Weeks Ended,
	February 17, 2006	February 18, 2005
Risk-free interest rate	4.1%	3.4%
Expected volatility	36%	38%
Weighted average expected life (in years)	4.1	4.0
Expected dividends	0.0%	0.0%

The risk-free interest rate is based on US Treasury interest rates whose term is consistent with the expected life of the stock options. Expected volatility and expected life are based on the Company’s historical experience. Expected dividend yield was not considered in the option pricing formula since CRA does not pay dividends and has no current plans to do so in the future. The forfeiture rate used was based upon historical experience. As required by SFAS No. 123R, CRA will adjust the estimated forfeiture rate based upon actual experience.

The Company has adopted the 1998 Incentive and Nonqualified Stock Option Plan (the “Plan”), which originally provided for the grant of options to purchase up to 970,000 shares of common stock. In January 2001, the shareholders approved an amendment to the Plan increasing the number of shares issuable under the Plan to 1,870,000. In April 2002, the shareholders approved an amendment to the Plan increasing the number of shares issuable under the Plan from 1,870,000 to 2,470,000 and adding a provision automatically increasing the maximum number of shares on an annual basis by the lesser of 400,000 shares or 4% of the number of shares of common stock outstanding at the end of each fiscal year. As of February 17, 2006, the maximum number of shares issuable under the Plan was 4,027,391. Options are to be granted at an exercise price equal to the fair market value of the shares of common stock at the date of grant. Vesting terms are determined at the discretion of the Board of Directors and generally range from immediate vesting to vesting at various rates up to five years. In general, options terminate 10 years after the date of grant. In addition, the Board of Directors has adopted the 2004 Nonqualified Inducement Stock Option Plan to facilitate the granting of stock options as an inducement to new employees to join the Company. The 2004 Nonqualified Inducement Stock Option Plan authorizes the grant of nonqualified options to purchase an aggregate of up to 500,000 shares of common stock. Subject to the terms of the plan, the plan administrator has the authority to determine the exercise price, vesting schedule, expiration date, and other terms and conditions of each option grant. A summary of option activity is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at November 26, 2005	2,127,514	$30.44
Fiscal 2006:
Granted	22,500	48.85
Exercised	(53,947)	25.51
Canceled	(5,575)	42.48
Outstanding at February 17, 2006	2,090,492	30.74	7.66	$31,692

Options exercisable at February 17, 2006	1,098,832	$26.42	7.06	$20,518

The aggregate intrinsic value of stock options exercised during the twelve weeks ended February 17, 2006 was approximately $1.1 million.

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding at February 17, 2006	Weighted-Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable at February 17, 2006	Weighted- Average Exercise Price
$ 8.88 - 13.75	279,655	6.11	$12.83	172,159	$12.35
$14.03 - 20.50	220,914	4.73	$17.97	199,664	$18.14
$21.88 - 31.63	215,516	6.92	$24.07	104,466	$24.75
$32.09 - 32.09	333,930	8.24	$32.09	44,575	$32.09
$32.26 - 32.26	464,727	8.22	$32.26	434,677	$32.26
$34.05 - 41.16	218,750	8.74	$36.68	114,166	$34.34
$42.06 - 50.09	243,500	9.22	$48.90	27,875	$45.09
$50.69 - 50.84	68,500	9.16	$50.79	1,250	$50.69
$52.46 - 52.46	20,000	9.21	$52.46	—	—
$53.72 - 53.72	25,000	9.21	$53.72	—	—

Total	2,090,492	7.66	$30.74	1,098,832	$26.42

The following table summarizes the status of CRA’s non-vested options since November 26, 2005:

	Non-vested Options
	Number of Shares	Weighted- Average Fair Value
Non-vested at November 26, 2005	1,015,652	12.06
Granted	22,500	17.05
Vested	(42,417)	10.76
Forfeited	(4,075)	13.89
Non-vested at February 17, 2006	991,660	12.22

The total fair value of shares vested during the twelve weeks ended February 17, 2006 was $0.5 million. As of February 17, 2006, there was $8.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.3 years.

The Company has adopted the 1998 Employee Stock Purchase Plan. The Stock Purchase Plan authorizes the issuance of up to an aggregate of 243,000 shares of common stock to participating employees at a purchase price equal to 85 percent of fair market value on either the first or the last day of the one-year offering period under the Stock Purchase Plan. In the twelve weeks ending February 17, 2006 and February 18, 2005, there were no offering periods under the Stock Purchase Plan and no shares were issued.

8. Business Acquisitions

On June 16, 2005, CRA’s U.K. subsidiary completed the acquisition of all of the equity of ECL, a London-based provider of competition economics in Europe, formerly known as Lexecon Ltd. CRA purchased ECL for approximately $15.3 million valued using foreign exchange rates as of the date of acquisition (after deducting cash acquired, and adding acquisition costs and transaction fees paid or accrued). The purchase price consisted of $11.5 million in cash and $3.8 million in loan notes that were exchanged for 70,533 restricted shares of CRA’s common stock. These shares carry restrictions with respect to when they can be sold. CRA may be required to pay additional purchase consideration over the next four years following the transaction, in cash or stock, if specific performance targets are met. Any additional payments related to this contingency will be accounted for as additional goodwill. The acquisition has been accounted for under the purchase method of accounting, and the results of operations have been included in the accompanying statements of income from the date of acquisition. The ECL acquisition added approximately 25 employee consultants.

On April 27, 2005, CRA’s U.K. subsidiary completed the acquisition of all of the equity of Lee & Allen, a London-based consulting firm offering financial dispute resolution and forensic accounting services to the corporate, legal, and regulatory markets. CRA purchased Lee & Allen for approximately $17.1 million valued using foreign exchange rates as of the date of the acquisition (after deducting cash acquired, and adding acquisition costs and transaction fees paid or accrued). The purchase price consisted of $13.3 million in cash and $3.8 million in loan notes that were exchanged for 77,343 restricted shares of CRA’s common stock. These shares carry restrictions with respect to when they can be sold. CRA may be required to pay additional purchase consideration over the next four years following the transaction, in cash and CRA stock, if specific performance targets are met. Any additional payments related to this contingency will be accounted for as additional goodwill. The acquisition has been accounted for under the purchase method of accounting, and the results of operations have been included in the accompanying statements of income from the date of acquisition. The Lee & Allen acquisition added approximately 40 employee consultants.

The following is a preliminary allocation of the purchase price to the estimated fair value of assets acquired and liabilities assumed for the ECL and Lee & Allen acquisitions, based upon management’s current estimates of respective fair values. The allocation of the purchase price will be finalized as CRA receives other information relevant to the acquisition, including a valuation and appraisal of the intangibles, and completes its analysis of other transaction-related costs, such as restructuring activities related to lease obligations. The final purchase price allocations for these acquisitions may be different from the preliminary estimates presented below. The impact of any adjustments to the final purchase price allocations is not expected to be material to CRA’s results of operations for fiscal 2006.

	ECL	Lee & Allen	Total
	(In thousands)
Assets Acquired:
Accounts receivable	$1,485	$4,065	$5,550
Unbilled services	2,280	167	2,447
Prepaid expenses and other current assets	446	381	827
Property and equipment	235	426	661
Intangible assets	2,301	2,480	4,781
Goodwill	14,396	14,579	28,975
Total assets acquired	$21,143	$22,098	$43,241
Liabilities Assumed:
Accounts payable	$507	$245	$752
Accrued expenses	1,206	1,144	2,350
Deferred tax liability	690	744	1,434
Income taxes payable	158	1,691	1,849
Salaries and wages payable	3,244	1,161	4,405
Total liabilities assumed	$5,805	$4,985	$10,790
Net assets acquired	$15,338	$17,113	$32,451

The net assets acquired relating to the ECL and Lee & Allen acquisitions represent the value of the assets acquired and liabilities assumed valued using foreign exchange rates as of the date of acquisition. CRA does not anticipate that any of the acquired goodwill identified above will be deductible for tax purposes.

In connection with the ECL and Lee & Allen acquisitions, CRA is expected to incur restructuring costs to eliminate duplicate offices. The total costs have not yet been determined, but most of these costs are expected to be recognized by CRA in fiscal 2006 as a liability assumed as of the acquisition date, resulting in additional goodwill.

During fiscal 2004, the Company made three acquisitions as follows:  InteCap, Inc., a leading intellectual property consulting firm in the United States, for approximately $79.4 million (after deducting cash acquired, and adding acquisition costs and transaction fees paid or accrued); TCA, a Cambridge, Massachusetts-based economics and engineering consulting firm, for approximately $7.8 million (after adding a working capital adjustment and an additional earnout liability, acquisition costs, and transaction fees paid or accrued);  and NECG, an Australian-based regulatory and economic consulting firm, for approximately $10.7 million valued using foreign exchange rates as of the date of the acquisition (after deducting cash acquired, and after adding an additional earnout liability, acquisition costs and transaction fees paid or accrued). These acquisitions have been accounted for under the purchase method of accounting, and the results of operations have been included in the accompanying statements of income for all periods presented.

The purchase agreement for the TCA acquisition provided for additional purchase consideration over the two years following the transaction, in cash and CRA stock, if specific performance targets are met. During the fourth quarter of fiscal 2005, CRA recorded a $0.6 million liability related to this earnout obligation, which will be paid during the second quarter of fiscal 2006. The purchase agreement for the NECG acquisition provided for additional purchase consideration over the three years following the transaction, in cash, if specific performance targets are met. During the fourth quarter of fiscal 2005, CRA recorded a $0.5 million liability related to this earnout obligation, which will be paid during the second quarter of fiscal 2006. These payments, and any additional payments related to these contingencies, have been and will be accounted for as additional goodwill.

CRA has not furnished pro forma financial information relating to the ECL and Lee & Allen acquisitions because such information is not material. Financial information relating to the NECG, TCA and Intecap acquisitions are included in the results of operations for all periods presented.

9. Goodwill and Intangible Assets

Goodwill represents the purchase price of acquired businesses in excess of the fair market value of net assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), goodwill and intangible assets with indefinite lives are not subject to amortization, but are monitored annually for impairment, or more frequently if there are other indications of impairment. Any impairment would be measured based upon the fair value of the related asset based on the provisions of SFAS No. 142. Because the Company has one reporting segment, under SFAS No. 142, the Company utilizes the entity-wide approach for assessing goodwill for impairment and compares its market value to its net book value to determine if an impairment exists. There were no impairment losses related to goodwill in any of the fiscal periods presented. If CRA determines through the impairment review process that goodwill has been impaired, CRA would record the impairment charge in its consolidated statement of income.

The changes in the carrying amount of goodwill during the twelve weeks ended February 17, 2006, are as follows (in thousands):

Balance at November 26, 2005	$115,219
Adjustments to beginning balances and additional purchase price	59
Effect of foreign currency translation	267
Balance at February 17, 2006	$115,545

The net amount of goodwill as of February 17, 2006, includes $13.7 million from the ECL acquisition and $13.3 million from the Lee & Allen acquisition, valued using foreign exchanges rates as of the end of the reporting period. The remaining net goodwill balance is attributed to acquisitions which occurred prior to fiscal 2005. The goodwill amounts for the ECL and Lee & Allen acquisitions reflect CRA’s preliminary purchase price allocations and are subject to change. These preliminary purchase price allocations are based upon CRA’s estimates of respective fair values, and will be finalized as CRA receives other information relevant to these acquisitions, including a valuation and appraisal of the intangibles, and completes its analysis of other transaction-related costs, such as restructuring activities related to lease obligations.

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

•                  a significant change in the manner of CRA’s use of the acquired asset or the strategy for CRA’s overall business;

•                  a significant negative industry or economic trend; and

•                  CRA’s market capitalization relative to net book value.

If CRA determines that an impairment review is required, CRA would review the expected future undiscounted cash flows to be generated by the assets. If CRA determines that the carrying value of intangible assets may not be recoverable, CRA would measure any impairment based on a projected discounted cash flow method using a discount rate determined by CRA to be commensurate with the risk inherent in CRA’s current business model. If impairment is indicated through this review, the carrying amount of the asset would be reduced to its estimated fair value.

The components of acquired identifiable intangible assets are as follows (in thousands):

	February 17, 2006	November 26, 2005
Non-competition agreements, net of accumulated amortization of $1,671 and $1,568, respectively	$2,450	$2,554
Customer relationships, net of accumulated amortization of $505 and $474, respectively	165	196
Property leases, net of accumulated amortization of $103 and $90, respectively	138	151
Trademarks, net of accumulated amortization of $318 and $278, respectively	34	74
Other intangible assets, net of accumulated amortization of $774 and $638, respectively	4,223	4,324
	$7,010	$7,299

Non-competition agreements and other intangible assets are amortized on a straight-line basis over the related estimated lives of the agreements (seven to ten years). Customer relationships, trade names, and property leases are amortized on a straight-line basis over their remaining useful lives (one to five years). Other intangible assets, net of accumulated amortization, as of February 17, 2006 and November 26, 2005 includes an estimated $2.1 million related to the ECL acquisition, and an estimated $2.1 million related to the Lee & Allen acquisition. The valuations related to these intangible assets will be finalized during fiscal 2006.

10. Private Placement of Convertible Debt and Other Financing

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

•                  at any time on or after February 17, 2029, if the last reported sale price of CRA’s common stock on any date on or after February 17, 2029, is greater than or equal to 125% of the conversion price;

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

As a result of its election on December 14, 2004, CRA must settle the conversion of the debentures, as follows: (i) $1,000 in cash per $1,000 principal amount of debentures converted; and (ii) in cash or shares of CRA common stock (at CRA’s further election, except for cash in lieu of fractional shares), any conversion obligation that exceeds the principal amount of the debentures converted.

Pursuant to the terms of the indenture governing the debentures, since the closing stock price did not equal or exceed the $50 per share contingent conversion trigger price for 20 out of 30 consecutive trading days ending on February 17, 2006, holders of the debentures are not able to exercise their right to convert the bonds during the second quarter of fiscal 2006. This test is repeated each fiscal quarter. Therefore, since holders of the debentures are not able to exercise their right to convert the bonds as of February 17, 2006, the Company has classified the $90 million convertible debt as long-term debt as of February 17, 2006, in the accompanying consolidated balance sheet. In June 2005, the Company amended its loan agreement to increase the existing line of credit from $40 million to $90 million to mitigate the potential liquidity risk, and to provide funding if required, in the event of conversion by the debenture holders. CRA believes that in the event the contingent conversion trigger price is met, it is unlikely that a significant percentage of bondholders will exercise their right to convert because the debentures have traded at a premium over their conversion value.

The debentures are CRA’s direct, unsecured senior subordinated obligations and rank junior in right of payment to CRA’s existing bank line of credit and any future secured indebtedness that CRA may designate as senior indebtedness. Interest of approximately $1.3 million, is payable semi-annually on June 15 and December 15. CRA will also be required to pay contingent interest on the applicable interest payment date to the holders of the debentures for the period commencing June 20, 2011, and ending December 14, 2011, if the average trading price of the debentures for each of the last five trading days immediately preceding June 20, 2011, equals 125% or more of the principal amount of the debentures. Thereafter, CRA will pay contingent interest on the interest payment date for a six-month interest period if the average trading price of the debentures during the five trading day period immediately preceding the first day of the applicable six-month interest period equals or exceeds 125% of the principal amount of the debentures. The contingent interest payable per debenture will equal 0.25% of the average trading price of such debenture during the applicable five trading day reference period.

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

CRA capitalized $3.3 million in debt issuance costs related to this offering, which are being amortized as a component of interest expense on a straight-line basis over seven years, through 2011, which is the first year in which CRA may be required to repurchase all or any portion of the debentures. These debt issuance costs, net of accumulated amortization of $0.8 million, are included in other assets in the consolidated balance sheet as of February 17, 2006.

The contingent interest feature included in the debenture represents an embedded derivative under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” that must be recorded at fair value as of February 17, 2006. The Company has determined that the fair value of the contingent interest feature is de minimus as of February 17, 2006, based upon economic, market and other conditions in effect as of this date. There are no other embedded derivatives associated with the Company’s convertible debentures.

The Company has agreed with the debenture holders to reserve the maximum number of shares of common stock that may be issued upon conversion of the debentures.

Borrowings under the Revolving Line of Credit. CRA is party to a senior loan agreement with its bank for a $90 million revolving line of credit with a maturity date of April 30, 2007. Subject to the terms of the agreement, CRA may use borrowings under this line of credit for acquisition financing, working capital, general corporate purposes, letters of credit, and foreign exchange contracts. The available line of credit is reduced, as necessary, to account for certain letters of credit outstanding. The $90 million credit facility allows CRA to mitigate the potential liquidity risk, and to provide funding if required, in the event of conversion by the debenture holders. Funds available under the expanded facility will allow CRA to continue to classify up to $90 million of its convertible debentures as long-term debt, rather than short-term, and will give CRA additional flexibility to meet its unforeseen financial requirements. Other than for letters of credit outstanding, there were no amounts outstanding under this line of credit as of February 17, 2006, and the line of credit then available was $89.3 million.

Borrowings under CRA’s credit facility bear interest, at its option, either at LIBOR plus an applicable margin or at the prime rate. Applicable margins range from 0.75% to 1.50%, depending on the ratio of CRA’s consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the preceding four fiscal quarters, subject to various adjustments stated in the senior loan agreement. These margins are adjusted both quarterly and each time CRA borrows under the credit facility. Interest is payable monthly. A commitment fee of 0.165% is payable on the unused portion of the credit facility. Borrowings under the credit facility are secured by 100% of the stock of certain of CRA’s U.S. subsidiaries and by 65% of the stock of certain of CRA’s foreign subsidiaries, amounting to net assets of approximately $104.6 million as of February 17, 2006.

11. Shareholders’ Equity

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

Stock-Based Compensation. For the first quarter of fiscal 2006, income tax benefits on stock-based compensation of $0.3 million were recorded as an increase to common stock. In addition, in accordance with newly adopted SFAS No. 123R, approximately $0.9 million of stock-based compensation expense was recorded as an increase to common stock for share-based payment awards made to the Company’s employees and directors, based on the estimated fair values of stock options vesting during the period. CRA also recorded $0.1 million in stock compensation expense during the first twelve weeks of fiscal 2006 for options granted to external consultants and shares of common stock granted to certain employees, as further explained below.

Exercise of Stock Options. During the twelve weeks ended February 17, 2006, 53,947 options were exercised for $1.4 million in proceeds.

Shares Granted in Exchange for Notes Receivable. In April 2004, in connection with the acquisition of InteCap, certain InteCap employees purchased an aggregate of 87,316 shares of restricted common stock in exchange for full recourse, interest-bearing notes, maturing in June, 2007, totaling approximately $2.9 million. The common stock is fully vested, non-forfeitable, and non-saleable for three years. These notes receivable, net of principal payments received, are recorded as a reduction of shareholders’

equity.

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

12. Net Income per Share

Basic net income per share represents net income divided by the weighted average shares of common stock outstanding during the period. Diluted net income per share represents net income divided by the weighted average shares of common stock and common stock equivalents outstanding during the period. Weighted average shares used in diluted earnings per share include common stock equivalents arising from stock options and shares underlying CRA’s debentures under the treasury stock method. Common stock equivalents arising from stock options include the effect of in-the-money options, which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. A reconciliation of basic to diluted weighted average shares of common stock outstanding is as follows (in thousands):

	Twelve Weeks Ended
	February 17, 2006	February 18, 2005
Basic weighted average shares outstanding	11,263	9,945
Common stock equivalents:
Employee stock options	526	648
Shares underlying the debentures	327	202
Diluted weighted average shares outstanding	12,116	10,795

Under EITF No. 04-08 “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share”, which is effective for periods ending after December 15, 2004, and EITF 90-19 “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion”, because of CRA’s obligation to settle the par value of the convertible debentures in cash, the Company is not required to include any shares underlying the convertible debentures in its diluted weighted average shares outstanding until the average stock price per share for the quarter exceeds the $40 conversion price and only to the extent of the additional shares CRA may be required to issue in the event CRA’s conversion obligation exceeds the principal amount of the debentures converted. At such time, only the number of shares that would be issuable (under the “treasury” method of accounting for share dilution) are included, which is based upon the amount by which the average stock price exceeds the conversion price. For the first $1 per share that CRA’s average stock price exceeds the $40 conversion price of the debentures, CRA will include approximately 55,000 additional shares in CRA’s diluted share count. For the second $1 per share that CRA’s average stock price exceeds the $40 conversion price, CRA will include approximately 52,000 additional shares, for a total of approximately 107,000 shares, in CRA’s diluted share count, and so on, with the additional shares’ dilution falling for each $1 per share that CRA’s average stock price exceeds $40 if the stock price rises further above $40 (see table, below). The average stock price for the twelve weeks ended February 17, 2006, was approximately $47 per share; therefore, 327,000 shares underlying the debentures were included in the diluted weighted average shares outstanding for the twelve weeks ended February 17, 2006, under the treasury stock method of accounting, as required by EITF 90-19. The average stock price for the twelve weeks ended February 18, 2005, was approximately $44 per share; therefore, 202,000 shares underlying the debentures were included in the diluted weighted average shares outstanding for this period.

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

Basic weighted average shares outstanding for the twelve weeks ended February 17, 2006 include 710,000 shares sold by CRA and 138,187 options exercised related to the public offering of CRA’s common stock in June 2005, as well as the common stock issued in connection with the ECL and Lee & Allen acquisitions in June and April 2005, respectively.

As part of the earnout provisions included in the ECL, Lee & Allen, and TCA acquisition agreements, the Company may settle a portion of its obligations through the issuance of its common stock. Issuance of these shares is contingent based on certain provisions of the acquisition agreements. The consideration to be paid in connection with the TCA earnout provision will be paid principally in cash. As none of the necessary conditions underlying the earnout provisions for the ECL and Lee & Allen acquisitions have been met as of February 17, 2006, the shares are excluded from the basic and diluted weighted average shares outstanding for the twelve weeks ended February 17, 2006.

13. Comprehensive Income

Comprehensive income represents net income reported in the accompanying consolidated statements of income adjusted for changes in CRA’s foreign currency translation account. A reconciliation of comprehensive income is as follows (in thousands):

	Twelve Weeks Ended
	February 17, 2006	February 18, 2005
Net income	$5,644	$4,619
Change in foreign currency translation	326	—
Comprehensive income	$5,970	$4,619

14. Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections” (Statement 154), which replaces APB Opinion No. 20 “Accounting Changes”, and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements”. This Statement changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, this Statement requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of the change, the new principle must be applied as if it were adopted prospectively from the earliest date practicable. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This Statement does not change the transition provisions of any existing pronouncements. CRA does not believe that the adoption of Statement 154 will have a significant impact on its consolidated statement of income or financial condition.

15. Commitments & Contingencies

On March 15, 2005, Pegasus Technologies, Inc. filed a complaint against CRA’s subsidiary NeuCo, Inc. in the United States District Court for the Northern District of Ohio, Civil Action No. 1:05-CV-736, alleging patent infringement. The complaint was subsequently amended on May 10, 2005 to specify particular patents at issue. The complaint seeks, among other remedies, preliminary and permanent injunctions, and damages. CRA has been informed that NeuCo intends to contest the amended complaint vigorously.

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

16. Supplemental Consolidated Balance Sheet Information

Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	February 17, 2006	November 26, 2005
	(In thousands)
Prepaid insurance	$1,343	$977
Tenant allowance receivables	718	1,165
Income tax receivable	217	194
Employee advances and other receivables	620	1,700
Other	1,658	1,561
	$4,556	$5,597

Accrued Expenses

Accrued expenses consist of the following:

	February 17, 2006	November 26, 2005
	(In thousands)
Compensation and related expenses	$60,282	$50,510
Income taxes payable	4,785	4,515
Accrued interest	534	1,205
Other	4,557	5,665
	$70,158	$61,895

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Except for historical facts, the statements in this quarterly report are forward-looking statements. Forward-looking statements are merely our current predictions of future events. These statements are inherently uncertain, and actual events could differ materially from our predictions. Important factors that could cause actual events to vary from our predictions include those discussed below under the heading “Factors Affecting Future Performance”. We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described in this quarterly report and in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates in these consolidated financial statements include, but are not limited to, allowance for doubtful accounts, valuation allowances on deferred tax assets, depreciation of property and equipment, valuation of stock-based compensation, valuation of acquired intangible assets, accrued and deferred income taxes, and other accrued expenses. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if our assumptions based on past experience or our other assumptions do not turn out to be substantially accurate.

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

Revenues also include reimbursements, or expenses billed to clients, including travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. These reimbursable expenses included in revenues are as follows (in thousands):

	Twelve Weeks Ended
	February 17, 2006	February 18, 2005
Reimbursable expenses billed to clients	$7,629	$6,466

Our normal payment terms are 30 days from the invoice date. For the twelve weeks ended February 17, 2006, and February 18, 2005, our average days sales outstanding (DSOs) were 109 days and 103 days, respectively. We calculate DSOs by dividing the sum of our accounts receivable and unbilled services balance, net of deferred revenue, at the end of the quarter by average daily revenues. Average daily revenues are calculated by dividing quarter revenues by the number of days in a quarter. Our project managers and finance personnel monitor payments from our clients and assess any collection issues. We maintain allowances for doubtful accounts for estimated losses resulting from clients’ failure to make required payments. We base our estimates on our historical collection experience, current trends, and credit policy. In determining these estimates, we examine historical write-offs of our receivables and review client accounts to identify any specific customer collection issues. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Our failure to estimate accurately the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition, and results of operations. As of both February 17, 2006, and November 26, 2005, $5.0 million was provided for doubtful accounts.

Stock-based Compensation Expense. In December 2004, the FASB issued SFAS No. 123 R, which replaces SFAS No. 123 “Accounting for Stock-Based Compensation”, supersedes APB No. 25, and amends SFAS No. 95 “Statement of Cash Flows”. SFAS No. 123R requires us to recognize compensation expense for all share-based payments to employees and directors, including grants of employee stock options, based on the grant-date fair value of those share-based payments (with limited exceptions), adjusted for expected forfeitures. In April 2005, the Securities and Exchange Commission (SEC) issued a final ruling that extended the compliance date for SFAS No. 123R to the first interim or annual reporting period of our first fiscal year that begins on or after June 15, 2005. We adopted SFAS No. 123R in the first quarter of fiscal 2006 using the modified prospective application method. Prior to the adoption of SFAS No. 123R in the first quarter of fiscal 2006, we followed the intrinsic value method in accordance with APB No. 25 to account for our employee stock options. Historically, all stock options have been granted with an exercise price equal to the fair market value of the common stock on the date of grant. Accordingly, no compensation expense was recognized for option grants to employee and directors. However, compensation expense was recognized in connection with the issuance of stock options to non-employee consultants. SFAS No. 123R did not change the accounting for stock-based compensation related to non-employees in connection with equity based incentive arrangements.

Under the fair value recognition requirements of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. We recognize stock option expense using the straight-line attribution method. Consistent with the valuation method we used for disclosure-only purposes under the provisions of SFAS No. 123, we use the Black-Scholes option-pricing model to estimate the fair value of stock options. Option valuation models require the input of assumptions, including the expected life of stock options, the expected stock price volatility, the risk-free interest rate, and the expected dividend yield. The expected volatility and expected life are based on our historical experience. The risk-free interest rate is based on US Treasury interest rates whose term is consistent with the expected life of the stock options. Expected dividend yield was not considered in the option pricing formula since we do not pay dividends and have no current plans to do so in the future. We will update these assumptions if changes to the assumptions are warranted. The forfeiture rate used was based upon historical experience. As required by SFAS No. 123R, we will adjust the estimated forfeiture rate based upon our actual experience.

As of February 17, 2006, there was $8.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.3 years. For additional information, see Footnote 7 (Stock-Based Compensation) to our Consolidated Financial Statements above under Item 1, “Financial Statements.”

We have submitted to our shareholders for approval at our annual meeting to be held in April 2006 the 2006 Equity Incentive Plan. If our shareholders approve the 2006 Equity Incentive Plan, we expect that restricted stock awards will become a significant part of our stock-based compensation structure going forward. If our shareholders do not approve the 2006 Equity Incentive Plan, we will continue to evaluate our alternatives for stock-based compensation.

Goodwill and Other Intangible Assets. We account for acquisitions of consolidated companies under the purchase method of accounting pursuant to Statement of Financial Accounting Standards (SFAS ) No. 141 “Business Combinations” (SFAS No. 141). Goodwill represents the purchase price of acquired businesses in excess of the fair market value of net assets acquired. Intangible assets consist principally of non-competition agreements, which are amortized on a straight-line basis over the related estimated lives of the agreements (seven to ten years), as well as customer relationships, backlog, trade names, and property leases, which are amortized on a straight-line basis over their remaining useful lives (one to five years).

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), goodwill and intangible assets with indefinite lives are not subject to amortization, but are monitored annually for impairment, or more frequently if there are indicators of impairment. Any impairment would be measured based upon the fair value of the related asset based on the provisions of SFAS No. 142. Because we have one reporting segment, under SFAS No. 142, we utilize the entity-wide approach for assessing goodwill for impairment and compare its market value to its net book value to determine if an impairment exists. There were no impairment losses related to goodwill in fiscal 2005, nor were there any indications of impairment in the twelve weeks ended February 17, 2006. If we determine through the impairment review process that goodwill has been impaired, we would record the impairment charge in our consolidated statement of income. The goodwill amounts for the ECL and Lee & Allen acquisitions reflect management’s preliminary purchase price allocations and are subject to change. These preliminary purchase price allocations are based upon management’s estimates of respective fair values, and will be finalized as we receive other information relevant to these acquisitions, including a valuation and appraisal of the intangible assets acquired, and complete our analysis of other transaction-related costs, such as restructuring activities related to lease obligations.

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

If we determine that an impairment review is required, we review the expected future undiscounted cash flows to be generated by the assets. When we determine that the carrying value of intangible assets may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. The valuations related to the ECL and Lee & Allen acquisitions will be finalized in fiscal 2006.

profitability in future periods, we recorded valuation allowances during fiscal 2005 in certain of these foreign subsidiaries based on the facts and circumstances affecting each subsidiary. Had we not recorded these allowances, we would have reported a lower effective tax rate than was recognized in our statements of income in fiscal 2005. We did not record any valuation allowances during the first twelve weeks of fiscal 2006.

If the realization of deferred tax assets in the future changes to be considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination was made, unless such adjustment related to purchased assets which would result in an adjustment to goodwill instead of an increase in net income. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is at least reasonably possible that changes in these estimates in the near term could materially affect our financial condition and results of operations. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state, or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction, differences in the tax deduction of stock-based compensation as compared to the amounts previously provided for, and as a result of acquisitions.

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

Accounting for Income Taxes. We record income taxes using the liability method. Deferred tax assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. Our financial statements contain certain deferred tax assets and liabilities that result from temporary differences between book and tax accounting, as well as net operating loss carryforwards. SFAS No. 109, “Accounting for Income Taxes”, requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The decision to record a valuation allowance requires varying degrees of judgment based upon the nature of the item giving rise to the deferred tax asset. As a result of operating losses incurred in certain of our foreign subsidiaries, and uncertainty as to the extent and timing of

Results of Operations—Twelve Weeks Ended February 17, 2006, Compared to Twelve Weeks Ended February 18, 2005

The following table provides operating information as a percentage of revenues for the periods indicated:

	Twelve Weeks Ended
	February 17, 2006	February 18, 2005
Revenues	100.0%	100.0%
Costs of services	62.0	59.8
Gross profit	38.0	40.2
Selling, general and administrative	25.0	25.6
Income from operations	13.0	14.6
Interest income	1.5	0.4
Interest expense	(1.1)	(1.2)
Other expense	—	(0.1)
Income before provision for income taxes and minority interest	13.4	13.7
Provision for income taxes	5.7	6.4
Income before minority interest	7.7	7.3
Minority interest	0.1	0.2
Net income	7.8%	7.5%

Revenues. Revenues increased $10.8 million, or 17.5%, to $72.5 million for the first quarter of fiscal 2006 from $61.7 million for the first quarter of fiscal 2005. This growth is due primarily to an increased demand for our services, as well as our acquisitions of ECL and Lee & Allen during the second and third quarters of fiscal 2005, respectively. Our litigation revenues grew by approximately 23% from the first quarter of 2005, which was largely driven by a greater demand for our services primarily in our intellectual property and finance practice areas, and the addition of our forensic accounting and computing practice areas in the second quarter of fiscal 2005. Our intellectual property practice grew by approximately 41% from the first quarter of fiscal 2005, due primarily to a continued trend of increasing demand for our services in this practice area. Our finance practice increased by approximately 14% from the first quarter of fiscal 2005, due primarily to increased demand for our services in general securities litigation and other financial-based litigation. For instance, we have an active pipeline of work relating to certain states’ investigation of business practices within the insurance industry, as well as SEC scrutiny of market trading in the mutual fund industry. Our business consulting revenues grew by approximately 8% from the first quarter of fiscal 2005, which was due primarily to our pharmaceuticals practice, and to a lesser extent, our chemicals and petroleum practice, offset slightly by a decrease in our energy and environmental practice. The growth in our pharmaceuticals practice is due primarily to new projects related to recent Medicare changes for both existing and new clients and on-going litigation projects related to pharmaceutical pricing. Our chemicals and petroleum practice grew by approximately 5%, due to an increase in demand for our services, particularly in the Middle East. Our energy and environmental practice decreased by approximately 5% from the first quarter of fiscal 2005, but continues to be our largest business consulting practice in terms of revenue. Overall, revenues outside of the United States represented approximately 19% of total revenues for the first quarter of fiscal 2006, compared with 13% of total revenues for the first quarter of fiscal 2005. The growth in revenue in our foreign offices is primarily due to the acquisitions of Lee & Allen and ECL and the increase in demand in our chemicals and petroleum practice, largely in the Middle East.

As a result of our acquisitions and the increased demand for our services, there has been an increase in our average employee consultant headcount. The total number of employee consultants increased to 667 at the end of the first quarter of fiscal 2006 from 562 at the end of the first quarter of fiscal 2005, which is primarily due to the ECL and Lee & Allen acquisitions during fiscal 2005, as well as continued hiring and recruiting efforts. Increased billing rates for our employee consultants, phased in beginning in early December 2005, also contributed to our revenue growth. Utilization was 78% for the first quarter of fiscal 2006 compared with 80% for the first quarter of fiscal 2005. Revenues derived from fixed-price engagements decreased to 3.3% of total revenues for the first quarter of fiscal 2006 from 5.7% for the first quarter of fiscal 2005.

Costs of Services. Costs of services increased $8.1 million, or 21.9%, to $45.0 million for the first quarter of fiscal 2006 from $36.9 million for the first quarter of fiscal 2005. The increase was due mainly to an increase in compensation expense for our employee consultants of $6.9 million, attributable primarily to an increase in the average number of employee consultants. Our average number of employee consultants increased because of the ECL and Lee & Allen acquisitions, as well as continued recruiting and hiring efforts. In addition, included in the increase in compensation expense for our employee consultants is stock-based compensation expense of $0.8 million due to the adoption of SFAS No. 123R during the first quarter of fiscal 2006. Reimbursable expenses increased $1.2 million, or 18.0%, to $7.6 million from $6.5 million. As a percentage of revenues, costs of services increased to 62.0% for the first quarter of fiscal 2006 from 59.8% for the first quarter of fiscal 2005. The increase as a percentage of revenue was due primarily to the effect of the adoption of SFAS No. 123R during the first quarter of fiscal 2006, as well as higher direct compensation costs resulting from a higher proportion of our revenue being sourced internally, the cost of which is included in cost of services.

Selling, General, and Administrative. Selling, general, and administrative expenses increased by $2.3 million, or 14.3%, to $18.1 million for the first quarter of fiscal 2006 from $15.8 million for the first quarter of fiscal 2005. Largely because of the ECL and Lee & Allen acquisitions, and the integration of these companies during the latter part of fiscal 2005 and through the first quarter of fiscal 2006, we experienced an increase in overall compensation to our administrative staff of $0.9 million, an increase in legal, accounting, and other professional fees of $0.7 million, an increase in rent expense of $0.6 million, an increase in depreciation and amortization expense of $0.3 million, and an increase in other selling, general, and administrative expenses of $0.5 million. These increases were partially offset by a decrease in commissions to non-employee experts of $0.7 million, which was due primarily to a higher proportion of revenues sourced internally. These increases were also due to our need to support a larger and more complex global company. As a percentage of revenues, selling, general, and administrative expenses decreased to 25.0% for the first quarter of fiscal 2006 from 25.6% for the first quarter of fiscal 2005. This decrease is due primarily to lower commissions to non-employee experts. .

Interest Income. Interest income increased by $812,000 to $1.1 million for the first quarter of fiscal 2006 from $278,000 for the first quarter of fiscal 2005. This increase was due primarily to higher average interest rates, combined with higher cash balances from our June 2005 public stock offering and cash generated from operations in fiscal 2006. Our weighted average imputed interest rate for the first quarter of fiscal 2006 on our average cash and cash equivalent balances was approximately 3.9% annualized compared with approximately 1.8% annualized for the first quarter of fiscal 2005.

Interest Expense. Interest expense increased by $40,000 to $803,000 for the first quarter of fiscal 2006 from $763,000 for the first quarter of fiscal 2005. Interest expense represents primarily interest incurred on the 2.875%, $90 million convertible debt, and the amortization of debt issuance costs.

Other Expense. Other expense was $19,000 for the first quarter of fiscal 2006 versus $55,000 for the first quarter of fiscal 2005. Other expense consists primarily of foreign currency exchange transaction gains and losses. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies.

Provision for Income Taxes. The provision for income taxes was $4.1 million for the first quarter of fiscal 2006, an increase of $137,000 from the first quarter of fiscal 2005. Our effective income tax rate decreased to 42.3% for the first quarter of fiscal 2006 from 47.0% for the first quarter of fiscal 2005. The higher effective tax rate during the first quarter of fiscal 2005 was due primarily to the valuation allowance recorded against the deferred tax assets of our New Zealand subsidiary in the first quarter of fiscal 2005. We expect our effective income tax rate for fiscal 2006 to be in the range of 42% to 43%.

Minority Interest. Allocations of the minority share of NeuCo’s net income result in deductions to our net income, while allocations of the minority share of NeuCo’s net loss results in additions to our net income. Minority interest in the results of operations of NeuCo allocable to its other owners was a net loss of $37,000 for the first quarter of fiscal 2006, compared with a net loss of $138,000 for the first quarter of fiscal 2005.

Net Income. Net income increased by $1.0 million, or 22.2%, to $5.6 million for the first quarter of fiscal 2006 from $4.6 million for the first quarter of fiscal 2005. Diluted net income per share increased 9.3% to $0.47 per share for the first quarter of fiscal 2006 from $0.43 per share for the first quarter of fiscal 2005. Net income increased at a greater rate than diluted net income per share because diluted weighted average shares outstanding increased 1.3 million shares to approximately 12,116,000 shares for the quarter ended February 17, 2006 from approximately 10,795,000 shares for the quarter ended February 18, 2005. The increase in diluted weighted average shares outstanding for fiscal 2006 is primarily a result of the public offering of our common stock completed in June 2005 and stock option exercises occurring after February 18, 2005.

Liquidity and Capital Resources

General. In the twelve weeks ended February 17, 2006, we had a net increase in cash and cash equivalents of $9.6 million. We completed the quarter with cash and cash equivalents of $124.8 million, and working capital of $157.4 million.

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

On June 16, 2005, we completed the acquisition of ECL for approximately $15.3 million valued using foreign exchange rates as of the date of acquisition (after deducting cash acquired, and adding acquisition costs and transaction fees paid or accrued). The $15.3 million purchase price consisted of $11.5 million in cash and $3.8 million in loan notes that were exchanged for 70,533 restricted shares of our common stock, which carry restrictions with respect to when they can be sold. On April 27, 2005, we completed the acquisition of Lee & Allen for approximately $17.1 million valued using foreign exchange rates as of the date of acquisition (after deducting cash acquired, and adding acquisition costs and transaction fees paid or accrued). The $17.1 million purchase price consisted of $13.3 million in cash and $3.8 million in loan notes that were exchanged for 77,343 restricted shares of our common stock, which carry restrictions with respect to when they can be sold. We funded the cash portion of the purchase price of the ECL and Lee & Allen acquisitions from existing cash resources.

We believe that current cash balances, cash generated from operations, and amounts available under our bank line of credit will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

Sources of Cash in the twelve weeks ended February 17, 2006. During the first twelve weeks of fiscal 2006, we generated cash primarily from the following sources: $9.6 million provided by our operating activities, and $1.4 million in proceeds from the exercise of stock options. Cash provided by operating activities resulted primarily from net income of $5.6 million, which included depreciation and amortization expense of $2.0 million and stock-based compensation expense of $1.0 million, and an increase in accounts payable, accrued expenses and other liabilities of $6.1 million, partially offset by an increase in unbilled services of $4.1 million.

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

Pursuant to the terms of the indenture governing the debentures, since the closing stock price did not equal or exceed the $50 per share contingent conversion trigger price for 20 out of 30 consecutive trading days ending on February 17, 2006, the market price conversion trigger was satisfied and holders of the debentures were not able to exercise their right to convert the bonds as of the first trading day of the second quarter of fiscal 2006. This test is repeated each fiscal quarter. Therefore, since the holders of the debentures are not able to exercise their right to convert the bonds as of February 17, 2006, we have classified the $90 million convertible debt as long-term debt as of February 17, 2006, in the accompanying consolidated balance sheet. In June 2005, we amended our loan agreement with our bank to increase the existing line of credit from $40 million to $90 million to mitigate the potential liquidity risk, and to provide funding if required, in the event of conversion by the debenture holders. We believe that in the event the contingent conversion trigger price is met, it is unlikely that a significant percentage of bondholders will exercise their right to convert because the debentures have traded at a premium over their conversion value. The available line of credit is reduced, as necessary, to account for certain letters of credit outstanding. We had approximately $0.7 million of outstanding letters of credit as of February 17, 2006.

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

We may elect to redeem all or any portion of the debentures on or after June 20, 2011, at a repurchase price equal to 100% of the principal amount of the debentures, plus accrued and unpaid interest. We may be required to repurchase all or any portion of the debentures, at the option of each holder, on June 15, 2011, June 15, 2014, June 15, 2019, June 15, 2024 and June 15, 2029, and upon certain specified fundamental changes, at a price equal to 100% of the principal amount of the debentures, plus accrued and unpaid interest. Upon a fundamental change involving a change of control of our firm, we may also be required to pay a make-whole premium which in some cases could be substantial and which may be paid in cash, shares of common stock, or a combination thereof, to the holders of debentures who elect to require us to repurchase or convert debentures.

Borrowings under the Revolving Line of Credit. We are party to a senior loan agreement with our bank for a $90 million revolving line of credit with a maturity date of April 30, 2007. Subject to the terms of the agreement, we may use borrowings under this line of credit for acquisition financing, working capital, general corporate purposes, letters of credit, and foreign exchanges contracts. The available line of credit is reduced, as necessary, to account for certain letters of credit outstanding. The $90 million credit facility allows us to mitigate the potential liquidity risk, and to provide funding if required, in the event of conversion by the debenture holders. Funds available under the expanded facility will allow us to continue to classify up to $90 million of our convertible debentures as long-term debt, rather than short-term, and will give us additional flexibility to meet our unforeseen financial requirements. Other than for letters of credit outstanding, there were no amounts outstanding under this line of credit as of February 17, 2006, and the line of credit then available was $89.3 million.

Borrowings under our credit facility bear interest, at our option, either at LIBOR plus an applicable margin or at the prime rate. Applicable margins range from 0.75% to 1.50%, depending on the ratio of our consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the preceding four fiscal quarters, subject to various adjustments stated in the senior loan agreement. These margins are adjusted both quarterly and each time we borrow under the credit facility. Interest is payable monthly. A commitment fee of 0.165% is payable on the unused portion of the credit facility. Borrowings under the credit facility are secured by 100% of the stock of certain of our U.S. subsidiaries and by 65% of the stock of certain of our foreign subsidiaries, amounting to net assets of approximately $104.6 million as of February 17, 2006.

Uses of Cash during the twelve weeks ended February17, 2006. During the first twelve weeks of fiscal 2006, we used cash primarily for the purchase of capital expenditures, which amounted to $1.6 million.

During the second quarter of fiscal 2006, we anticipate we will pay approximately $30 million in bonuses to employee consultants earned in fiscal 2005. We also expect to pay approximately $1.1 million in additional consideration related to the NECG and TCA acquisitions. This consideration was contingent upon these acquired companies reaching certain revenue targets following the transaction.

Debt Restrictions. Under our senior credit agreement, we must comply with various financial and non-financial covenants. The financial covenants require us to maintain a minimum consolidated working capital of $25.0 million and require us to comply with a consolidated total debt to EBITDA ratio of not more than 3.5 to 1.0 and a consolidated senior debt to EBITDA ratio of not more than 2.0 to 1.0. Compliance with these financial covenants is tested on a fiscal quarterly basis. In March 2005, we amended the definition of “current liabilities” included in the working capital covenant of the senior credit agreement to exclude any convertible subordinated debt for which we have not been notified of the intention to convert. The non-financial covenants of the senior credit agreement prohibit us from paying dividends and place certain restrictions on our ability to incur additional indebtedness, repurchase our securities, engage in acquisitions or dispositions, and enter into business combinations. Any indebtedness outstanding under the senior credit facility may become immediately due and payable upon the occurrence of stated events of default, including our failure to pay principal, interest or fees or a violation of any financial covenant.

As of February 17, 2006, we were in compliance with our covenants under the senior credit agreement.

Other Matters. As part of our business, we regularly evaluate opportunities to acquire other consulting firms, practices or groups or other businesses. In recent years, we have typically paid for acquisitions with cash, or a combination of cash and our common stock, and we may continue to do so in the future. To pay for an acquisition, we may use cash on hand, cash generated from our operations or borrowings under our revolving credit facility, or we may pursue other forms of financing. Our ability to secure short-term and long-term debt or equity financing in the future will depend on several factors, including our future profitability, the levels of our debt and equity, restrictions under our existing line of credit with our bank, and the overall credit and equity market environments.

In connection with our acquisition of InteCap, certain InteCap employees purchased an aggregate of 87,316 shares of common stock in exchange for full recourse, interest-bearing notes, maturing in June 2007, totaling approximately $2.9 million. These notes, net of principal payments received, are recorded as a reduction of shareholders’ equity as of February 17, 2006.

Also in connection with our acquisition of InteCap, we owe amounts to certain former InteCap employees in connection with the InteCap deferred compensation plan that was established prior to the acquisition. These amounts, including accrued interest, will be paid in April 2007, and are included in non-current liabilities as of February 17, 2006.

In connection with the ECL and Lee & Allen acquisitions, we are expecting to incur restructuring costs to eliminate duplicate offices. Such costs have not yet been determined, but most of these costs are expected to be recognized in fiscal 2006 as a liability assumed as of the acquisition date, resulting in additional goodwill.

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

Factors Affecting Future Performance

Part II, Item 1A of this quarterly report sets forth risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this quarterly report. If any of these risks, or any risks not presently known to us or that we currently believe are not significant, develops into an actual event, then our business, financial condition, and results of operations could be adversely affected.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

As of February 17, 2006, we were exposed to market risks, which include primarily changes in U.S. interest rates and foreign currency exchange rates.

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

Evaluation of Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we have determined that, during the first quarter of fiscal 2006, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to affect, materially our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

On March 15, 2005, Pegasus Technologies, Inc. filed a complaint against our subsidiary NeuCo, Inc. in the United States District Court for the Northern District of Ohio, Civil Action No. 1:05-CV-736, alleging patent infringement. The complaint was subsequently amended on May 10, 2005 to specify particular patents at issue. The complaint seeks, among other remedies, preliminary and permanent injunctions, and damages. We have been informed that NeuCo intends to contest the amended complaint vigorously.

ITEM 1A. Risk Factors

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

We depend on our non-employee experts

We depend on our relationships with our exclusive non-employee experts. In fiscal 2005 and fiscal 2004, six of our exclusive non-employee experts generated engagements that accounted for approximately 13% and 18% of our revenues in those years, excluding fees charged to the engagement by the non-employee expert and reimbursable expenses, respectively. We believe that these experts are highly regarded in their fields and that each offers a combination of knowledge, experience, and expertise that would be very difficult to replace. We also believe that we have been able to secure some engagements and attract consultants in part because we could offer the services of these experts. Most of these experts can limit their relationships with us at any time for any reason. These reasons could include affiliations with universities with policies that prohibit accepting specified engagements, the pursuit of other interests, and retirement.

As of February 17, 2006, we had non-competition agreements with 43 of our non-employee experts. The limitation or termination of any of their relationships with us, or competition from any of them after these agreements expire, could harm our reputation, reduce our business opportunities and adversely affect our revenues and results of operations.

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

Our debt obligations may adversely impact our financial performance

In June and July of 2004, we issued a total of $90.0 million of 2.875% convertible senior subordinated debentures due 2034. We have previously operated with little or no debt, and our previous payments of interest have not been material. The interest we will be required to pay on these debentures will reduce our net income each year until the debentures are no longer outstanding. The terms of the debentures also include provisions that could accelerate our obligation to repay all amounts outstanding under the debentures if certain events happen, such as our failure to pay interest in a timely manner, failure to pay principal upon redemption or repurchase, failure to deliver cash, shares of common stock, or other property upon conversion and other specified events of default. In addition, on June 15, 2011, June 15, 2014, June 15, 2019, June 15, 2024 and June 15, 2029, or following specified fundamental changes, holders of the debentures may require us to repurchase their debentures for cash. On December 14, 2004, we irrevocably elected to settle with cash 100% of the principal amount of the debentures upon conversion thereof, and holders of the debentures may convert them if our stock price exceeds $50 per share for at least 20 out of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. Because the closing price of our common stock did not equal or exceed the $50 per share contingent conversion trigger price for 20 out of 30 consecutive trading days ending on February 17, 2006, holders of the debentures are not able to exercise their right to convert the bonds during our second fiscal quarter ended May 12, 2006. However, this test is repeated each fiscal quarter and has been met previously. On June 20, 2005, we amended our loan agreement with our bank to increase the existing line of credit from $40 million to $90 million to mitigate the potential liquidity risk, and to provide funding if required, in the event of conversion by the debenture holders. We intend to use the amounts available under our bank line of credit, in the event debenture holders exercise their rights to convert. The degree to which we are leveraged could adversely affect our ability to obtain further financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures.

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

We will continue to determine the effect of the debentures on earnings per share under the treasury stock method of accounting. The treasury stock method of accounting allows us to report dilution only when our average stock price per share for the reporting period exceeds the $40 conversion price and only to the extent of the additional shares we may be required to issue in the event our conversion obligation exceeds the principal amount of the debentures converted. For the first $1 per share that our average stock price exceeds the $40 conversion price of the debentures, we will include approximately 55,000 additional shares in our diluted share count. For the second $1 per share that our average stock price exceeds the $40 conversion price, we will include approximately 52,000 additional shares, for a total of approximately 107,000 shares, in our diluted share count, and so on, with the additional shares’ dilution falling for each $1 per share that our average stock price exceeds $40 if the stock price rises further above $40 (see table, below).

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

The market price of our common stock may be volatile

The market price of our common stock has fluctuated widely and may continue to do so. For example, from February 18, 2005, to February 17, 2006, the trading price of our common stock ranged from a high of $58.47 per share to a low of $40.23 per share. Many factors could cause the market price of our common stock to rise and fall. Some of these factors are:

•                  variations in our quarterly results of operations;

•                  the hiring or departure of key personnel or non-employee experts;

•                  changes in our professional reputation;

•                  the introduction of new services by us or our competitors;

•                  acquisitions or strategic alliances involving us or our competitors;

•                  changes in accounting principles or methods, such as SFAS No. 123R “SFAS No. 123 (revised 2004) “Share-Based Payment”;

•                  changes in estimates of our performance or recommendations by securities analysts;

•                  future sales of shares of common stock in the public market; and

•                  market conditions in the industry and the economy as a whole.

In addition, the stock market has recently experienced significant price and volume fluctuations. These fluctuations are often unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. When the market price of a company’s stock drops significantly, shareholders often institute securities class action litigation against that company. Any litigation against us could cause us to incur substantial costs, divert the time and attention of our management and other resources, or otherwise harm our business.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

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

CRA INTERNATIONAL, INC.

Date: March 29, 2006	By:	/s/ JAMES C. BURROWS
James C. Burrows President, Chief Executive Officer

Date: March 29, 2006	By:	/s/ WAYNE D. MACKIE
Wayne D. Mackie Vice President, Treasurer, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Item No.	Description
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer

32.1	Section 1350 certification