Form 10-Q/A
period 2006-02-17
CRA INTERNATIONAL, INC.
filed 2006-04-26
CIK 1053706

UNITED STATES

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

EXPLANATORY NOTE

                We are filing a technical amendment to our quarterly report on Form 10-Q for the quarter ended February 17, 2006 to correct a formatting error that occurred on page 23 of the report.  We are also re-signing, effective April 26, 2006, the certifications filed with this amendment.  We are not amending any other item of this report.

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

Accounting for Income Taxes. We record income taxes using the liability method. Deferred tax assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. Our financial statements contain certain deferred tax assets and liabilities that result from temporary differences between book and tax accounting, as well as net operating loss carryforwards. SFAS No. 109, “Accounting for Income Taxes”, requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The decision to record a valuation allowance requires varying degrees of judgment based upon the nature of the item giving rise to the deferred tax asset. As a result of operating losses incurred in certain of our foreign subsidiaries, and uncertainty as to the extent and timing of profitability in future periods, we recorded valuation allowances during fiscal 2005 in certain of these foreign subsidiaries based on the facts and circumstances affecting each subsidiary. Had we not recorded these allowances, we would have reported a lower effective tax rate than was recognized in our statements of income in fiscal 2005. We did not record any valuation allowances during the first twelve weeks of fiscal 2006.

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

CRA INTERNATIONAL, INC.

Date: April 26, 2006	By:	/s/ JAMES C. BURROWS
James C. Burrows President, Chief Executive Officer

Date: April 26, 2006	By:	/s/ WAYNE D. MACKIE
Wayne D. Mackie Vice President, Treasurer, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Item No.	Description
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer

32.1	Section 1350 certification