Form 10-Q
period 2006-05-12
CRA INTERNATIONAL, INC.
filed 2006-06-21
CIK 1053706

Use these links to rapidly review the document
INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 12, 2006
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at June 19, 2006
Common Stock, no par value per share	11,436,292 shares

CRA International, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

CRA International, Inc.

Condensed Consolidated Statements of Income (unaudited)

(In thousands, except per share data)

	Twelve Weeks Ended		Twenty-four Weeks Ended
	May 12, 2006	May 13, 2005	May 12, 2006	May 13, 2005
Revenues	$84,046	$67,435	$156,567	$129,159
Costs of services	53,373	40,120	98,365	77,032

Gross profit	30,673	27,315	58,202	52,127
Selling, general and administrative expenses	20,042	16,901	38,121	32,718

Income from operations	10,631	10,414	20,081	19,409
Interest income	1,144	334	2,234	612
Interest expense	(733)	(772)	(1,536)	(1,535)
Other expense	(154)	(158)	(173)	(213)

Income before provision for income taxes and minority interest	10,888	9,818	20,606	18,273
Provision for income taxes	(4,246)	(4,320)	(8,357)	(8,294)

Income before minority interest	6,642	5,498	12,249	9,979
Minority interest	104	(9)	141	129

Net income	$6,746	$5,489	$12,390	$10,108

Net income per share:
Basic	$0.60	$0.55	$1.10	$1.01

Diluted	$0.55	$0.49	$1.02	$0.92

Weighted average number of shares outstanding:
Basic	11,328	10,035	11,296	9,990

Diluted	12,237	11,236	12,177	11,017

See accompanying notes.

CRA International, Inc.

Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except share data)

	May 12, 2006	November 26, 2005
Assets
Current assets:
Cash and cash equivalents	$112,947	$115,203
Accounts receivable, net of allowances for doubtful accounts of $5,239 in 2006 and $5,041 in 2005	69,008	64,368
Unbilled services	35,082	28,474
Prepaid expenses and other assets	4,598	5,597
Deferred income taxes	12,393	13,343

Total current assets	234,028	226,985
Property and equipment, net	25,441	25,892
Goodwill	118,112	115,219
Intangible assets, net of accumulated amortization of $3,930 in 2006 and $3,048 in 2005	6,928	7,299
Deferred income taxes, net of current portion	5,204	6,320
Other assets	7,697	5,830

Total assets	$397,410	$387,545

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$11,028	$13,670
Accrued expenses	50,097	61,895
Deferred revenue and other liabilities	2,548	2,066
Deferred compensation	2,865	—
Current portion of notes payable to former shareholders	972	972

Total current liabilities	67,510	78,603
Notes payable to former shareholders, net of current portion	242	242
Convertible debentures payable	90,000	90,000
Deferred rent	5,235	5,807
Deferred compensation and other non-current liabilities	422	3,056
Deferred income taxes	3,235	2,973
Minority interest	2,103	2,244
Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 11,379,425 and 11,243,100 shares issued and outstanding in 2006 and 2005, respectively	125,693	118,790
Receivables from employees	(3,210)	(3,398)
Unearned stock compensation	(11)	(15)
Retained earnings	101,980	89,590
Foreign currency translation	4,211	(347)

Total shareholders' equity	228,663	204,620

Total liabilities and shareholders' equity	$397,410	$387,545

See accompanying notes.

CRA International, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Twenty-four Weeks Ended
	May 12, 2006	May 13, 2005
Operating activities:
Net income	$12,390	$10,108
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,272	3,064
Loss on disposal of property and equipment	82	—
Deferred rent	(572)	(263)
Stock-based compensation expense	2,136	100
Tax benefit from stock option exercises	—	1,148
Deferred income taxes	2,098	(391)
Minority interest	(141)	(129)
Changes in operating assets and liabilities, exclusive of acquisitions:
Accounts receivable	(3,551)	(5,995)
Unbilled services	(6,062)	(7,444)
Prepaid expenses and other assets	(634)	4,894
Accounts payable, accrued expenses, and other liabilities	(13,095)	(6,821)

Net cash used in operating activities	(3,077)	(1,729)
Investing activities:
Purchase of property and equipment	(2,978)	(6,009)
Sale of investments	—	1,301
Purchases of investments	—	(401)
Acquisitions of business, net of cash acquired	(1,546)	(11,570)

Net cash used in investing activities	(4,524)	(16,679)
Financing activities:
Excess tax benefits from stock-based compensation	758	—
Issuance of common stock upon exercise of stock options	3,891	2,691
Collections on receivables from stockholders	257	241

Net cash provided by financing activities	4,906	2,932
Effect of foreign exchange rates on cash and cash equivalents	439	254

Net decrease in cash and cash equivalents	(2,256)	(15,222)
Cash and cash equivalents at beginning of period	115,203	65,611

Cash and cash equivalents at end of period	$112,947	$50,389

Non-cash financing activities:
Issuance of common stock for acquired business	$63	$3,822
Notes receivable in exchange for shares	60	—
Supplemental cash flow information:
Cash paid for income taxes	$7,889	$1,240

Cash paid for interest	$1,384	$1,307

See accompanying notes.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.     Description of Business

        CRA International, Inc. (the "Company," or "CRA") is an economic, financial, and business consulting firm that applies advanced analytic techniques and in-depth industry knowledge to complex engagements for a broad range of clients. CRA offers two types of services: legal and regulatory consulting and business consulting. CRA operates in only one business segment, which is consulting services.

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

        For acquisition activity since May 12, 2006, see Note 17 of the Notes to Condensed Consolidated Financial Statements.

2.     Unaudited Interim Consolidated Financial Statements and Estimates

        The condensed consolidated statements of income for the twelve and twenty-four weeks ended May 12, 2006, and May 13, 2005, the condensed consolidated balance sheet as of May 12, 2006, and the condensed consolidated statements of cash flows for the twenty four weeks ended May 12, 2006, and May 13, 2005, are unaudited. The November 26, 2005 consolidated balance sheet is derived from CRA's audited consolidated financial statements included in its Annual Report on Form 10-K as of that date. In the opinion of management, these statements include all adjustments necessary for a fair presentation of CRA's consolidated financial position, results of operations, and cash flows. The consolidated statements of income include the operations of CRA's acquired companies since their respective dates of acquisition.

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant estimates and judgments that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates in these consolidated financial statements include, but

CRA International, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

2.     Unaudited Interim Consolidated Financial Statements and Estimates (Continued)

are not limited to, allowance for doubtful accounts, depreciation of property and equipment, valuation of stock-based compensation, valuation of acquired intangible assets, accrued and deferred income taxes, valuation allowances on deferred tax assets, and other accrued expenses. These items are monitored and analyzed by the Company for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. CRA bases its estimates on historical experience and various other assumptions that CRA believes to be reasonable under the circumstances. Actual results may differ from those estimates if CRA's assumptions based on past experience or other assumptions do not turn out to be substantially accurate.

3.     Principles of Consolidation

        The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and NeuCo, Inc. ("NeuCo"), a company founded by CRA and an affiliate of Commonwealth Energy Systems in June 1997. CRA's interest in NeuCo was 49.6 percent and 50.2 percent as of May 12, 2006 and May 13, 2005, respectively. NeuCo's financial results have been consolidated with that of CRA for all fiscal periods presented, as CRA's ownership interest, combined with CRA officers' holding three Board of Directors seats, and other considerations, represented control. These directors have received NeuCo stock options in connection with their NeuCo Board of Director responsibilities. During fiscal 2005, NeuCo issued additional shares to certain NeuCo employees, and certain NeuCo employees and directors exercised stock options. As a result of these share transactions, CRA's interest in NeuCo decreased to 49.6 percent as of May 12, 2006. These share transactions have been recorded as adjustments to capital. The portion of the results of operations of NeuCo allocable to its other owners is shown as "minority interest" on CRA's consolidated statements of income, and that amount, along with the capital contributions to NeuCo of its other owners, is shown as "minority interest" on CRA's condensed consolidated balance sheets. All intercompany accounts have been eliminated.

        On May 26, 2006, NeuCo acquired 100 percent of the stock of Pegasus Technologies, Inc. ("Pegasus"). In exchange Pegasus stockholders received 26.5 percent of NeuCo's stock. As a result of the acquisition, CRA's ownership interest in NeuCo has decreased to approximately 36 percent and CRA will no longer have control of NeuCo. Accordingly, subsequent to May 26, 2006, CRA will not consolidate NeuCo in CRA's financial statements. For further details of this subsequent event, see Note 17 of the Notes to Condensed Consolidated Financial Statements.

4.     Reclassifications

        Certain amounts in prior periods' consolidated financial statements presented have been reclassified to conform to the current year's presentation. These reclassifications include separate disclosures for (i) "tax benefit from stock option exercises" on the consolidated statements of cash flows, which were previously within "accounts payable, accrued expenses, and other liabilities", and (ii) "stock-based compensation expense" on the consolidated statements of cash flows, which was previously within "depreciation and amortization".

CRA International, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

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

CRA International, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

6.     Revenue Recognition (Continued)

        Revenues also include reimbursements, or expenses billed to clients, including travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. These reimbursable expenses included in revenues are as follows (in thousands):

	Twelve Weeks Ended		Twenty-four Weeks Ended
	May 12, 2006	May 13, 2005	May 12, 2006	May 13, 2005
Reimbursable expenses billed to clients	$10,233	$7,993	$17,862	$14,459

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

7.     Stock-Based Compensation

        CRA adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payments" ("SFAS No. 123R") in the first quarter of fiscal 2006 using the modified prospective application method and began accounting for equity-based compensation using a fair value based recognition method. Under the fair value recognition requirements of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. Prior to the adoption of SFAS No. 123R, CRA followed the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), to account for its employee stock options. Historically, all stock options have been granted with an exercise price equal to the fair market value of the common stock on the date of grant. Accordingly, no compensation expense was recognized from option grants to employees and directors. However, compensation expense was recognized in connection with the issuance of stock options to non-employee consultants. SFAS No. 123R did not change the accounting for stock-based compensation related to non-employees in connection with equity based incentive arrangements.

        SFAS No. 123R requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under APB No. 25. This requirement reduces reported operating cash flows and increases reported financing cash flows in periods after adoption. As a result, net financing cash flows included approximately $0.8 million for the twenty-four weeks ended May 12, 2006, from the benefits of tax deductions in excess of recognized compensation cost. Under prior accounting rules, this amount would have been included in net operating cash flows. Total cash flow remains unchanged from what would have been reported under prior accounting rules.

CRA International, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

7.     Stock-Based Compensation (Continued)

        CRA utilizes the straight-line attribution method for recognizing stock-based compensation expense under SFAS No. 123R. CRA recorded $0.9 million and $1.6 million of compensation expense, net of tax, in the twelve and twenty-four weeks ended May 12, 2006, respectively, for share-based payment awards made to the Company's employees and directors consisting of stock options and restricted stock awards issued based on the estimated fair values.

        Results for the twelve and twenty-four weeks ended May 13, 2005 have not been restated. Had compensation expense for employee stock options been determined based on fair value at the grant date consistent with SFAS No. 123R, with stock options expensed using the straight-line attribution method, CRA's net income and earnings per share for the twelve and twenty-four weeks ended May 13, 2005 would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	Twelve Weeks Ended May 13, 2005	Twenty-four Weeks Ended May 13, 2005
Net income—as reported (Under APB No. 25)	$5,489	$10,108

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(867)	(1,730)

Net income—pro forma	$4,622	$8,378

Basic net income per share—as reported	$0.55	$1.01

Basic net income per share—pro forma	$0.46	$0.84

Diluted net income per share—as reported	$0.49	$0.92

Diluted net income per share—pro forma	$0.41	$0.76

        The weighted average fair market value using the Black-Scholes option-pricing model of the options granted was $15.88 for the twelve weeks ended May 13, 2005, $14.51 for the twenty-four weeks ended May 12, 2006, and $15.79 for the twenty-four weeks ended May 13, 2005. No options were granted during the twelve weeks ended May 12, 2006. The fair market value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Twelve Weeks Ended		Twenty-four Weeks Ended
	May 12, 2006	May 13, 2005	May 12, 2006	May 13, 2005
Risk-free interest rate	n/a	3.8%	4.1%	3.8%
Expected volatility	n/a	34%	36%	34%
Weighted average expected life (in years)	n/a	3.8	3.1	3.8
Expected dividends	n/a	0.0%	0.0%	0.0%

        The risk-free interest rate is based on US Treasury interest rates whose term is consistent with the expected life of the stock options. Expected volatility and expected life are based on the Company's

CRA International, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

7.     Stock-Based Compensation (Continued)

historical experience. Expected dividend yield was not considered in the option pricing formula since CRA does not pay dividends and has no current plans to do so in the future. The forfeiture rate used was based upon historical experience. As required by SFAS No. 123R, CRA will adjust the estimated forfeiture rate based upon actual experience.

        CRA maintains share-based compensation plans that use restricted stock, stock options and an employee stock purchase plan to provide incentives to its directors, employees and independent contractors.At CRA's annual meeting of stockholders held on April 21, 2006, its stockholders approved the 2006 Equity Incentive Plan (the "2006 Incentive Plan"). The 2006 Incentive Plan authorizes the grant of a variety of incentive and performance awards to its directors, employees and independent contractors, including incentive stock options, nonqualified stock options, restricted stock awards, restricted stock unit awards, performance awards and other stock-based awards. The maximum number of shares of CRA's common stock issuable under the 2006 Incentive Plan is equal to 1,158,333 shares, which includes 658,333 shares that remained available for future awards under the Company's 1998 Incentive and Nonqualified Stock Option Plan (the "1998 Plan") as of April 21, 2006. This amount may be increased by up to 341,667 shares to the extent that any stock options that have been issued under the 1998 Plan are forfeited or terminated after April 21, 2006.

        In addition, CRA has agreed to adopt a policy that the maximum number of stock option and restricted stock awards that it will grant under the 2006 Incentive Plan during fiscal 2006 through fiscal 2008 will not exceed a three-year weighted average of 4.33 percent, based on the total number of shares of common stock outstanding at the end of each of those three fiscal years. For purposes of this calculation, grants made in connection with acquisitions will be excluded, and the grant of restricted stock awards will count as the grant of two shares of common stock for each share of common stock subject to the award.

        Under the 1998 Plan, 3,839,216 options to purchase shares have been granted. With the adoption of the 2006 Incentive Plan, no new options will be granted under the 1998 Plan. Under the terms of the 1998 Plan, options have been granted at an exercise price equal to the fair market value of the shares of common stock at the date of grant. Vesting terms were determined at the discretion of the Board of Directors and generally range from immediate vesting to vesting at various rates up to five years. In general, options terminate 10 years after the date of grant.

        In addition, under the Company's 2004 Nonqualified Inducement Stock Option Plan, 359,420 options to purchase shares have been granted. With the adoption of the 2006 Incentive Plan, no new options will be granted under the 2004 Nonqualified Inducement Stock Option Plan.

CRA International, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

7.     Stock-Based Compensation (Continued)

        A summary of option activity from all plans is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at November 26, 2005	2,127,514	$30.44
Fiscal 2006:
Granted	22,500	48.85
Exercised	(133,702)	29.10
Canceled	(12,759)	27.42

Outstanding at May 12, 2006	2,003,553	30.76	7.43	$31,776

Options exercisable at May 12, 2006	1,133,907	$28.10	6.97	$20,673

        The aggregate intrinsic value of stock options exercised during the twenty-four weeks ended May 12, 2006 was approximately $2.1 million.

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding at May 12, 2006	Weighted-Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable at May 12, 2006	Weighted- Average Exercise Price
$ 8.88 – 13.75	274,655	5.91	$12.90	174,659	$12.51
$14.03 – 22.50	203,621	4.33	$18.035	192,996	$18.13
$22.81 – 31.63	204,854	6.86	$24.16	97,337	$25.25
$32.09 – 32.26	784,657	8.00	$32.19	465,252	$32.24
$34.05 – 42.06	200,266	8.53	$36.99	100,666	$34.85
$43.66 – 50.09	222,000	8.94	$49.23	59,872	$49.20
$50.69 – 53.72	113,500	8.95	$51.73	43,125	$52.69

Total	2,003,553	7.43	$30.76	1,133,907	$28.10

        The following table summarizes the status of CRA's non-vested options since November 26, 2005:

	Non-vested Options
	Number of Shares	Weighted- Average Fair Value
Non-vested at November 26, 2005	1,015,652	12.06
Granted	22,500	14.51
Vested	(164,231)	12.31
Forfeited	(4,275)	13.61

Non-vested at May 12, 2006	869,646	11.99

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7.     Stock-Based Compensation (Continued)

        The total fair value of options vested during the twenty-four weeks ended May 12, 2006 was $2.0 million. As of May 12, 2006, there was $6.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.2 years.

        On April 21, 2006, following the approval of the 2006 Equity Incentive Plan, CRA granted restricted stock awards to its non-employee directors and certain employees totaling 100,121 shares. These shares will vest in four equal annual installments beginning on the first anniversary of the date of grant and were granted subject to the execution of a restricted stock agreement. The compensation cost recognized in connection with these shares was $97,000 for the twelve and twenty four weeks ended May 12, 2006 and total unrecognized compensation cost related to restricted stock was $4.9 million, which is expected to be recognized over 3.9 years. The weighted average grant date fair value was $50.45.

        The Company has adopted the 1998 Employee Stock Purchase Plan. The Stock Purchase Plan authorizes the issuance of up to an aggregate of 243,000 shares of common stock to participating employees at a purchase price equal to 85 percent of fair market value on either the first or the last day of the one-year offering period under the Stock Purchase Plan. In the twenty-four weeks ending May 12, 2006 and May 13, 2005, there were no offering periods under the Stock Purchase Plan and no shares were issued.

8.     Business Acquisitions

        On June 16, 2005, CRA's U.K. subsidiary completed the acquisition of all of the equity of ECL, a London-based provider of competition economics in Europe, formerly known as Lexecon Ltd. CRA purchased ECL for approximately $15.3 million valued using foreign exchange rates as of the date of acquisition (after deducting cash acquired, and adding acquisition costs and transaction fees paid or accrued). The purchase price consisted of $11.5 million in cash and $3.8 million in loan notes that were exchanged for 70,533 restricted shares of CRA's common stock. These shares carry restrictions with respect to when they can be sold. CRA may be required to pay additional purchase consideration over the next four years following the transaction, in cash or stock, if specific performance targets are met. Any additional payments related to this contingency will be accounted for as additional goodwill. The acquisition has been accounted for under the purchase method of accounting, and the results of operations have been included in the accompanying statements of income from the date of acquisition. The ECL acquisition added approximately 25 employee consultants.

        On April 27, 2005, CRA's U.K. subsidiary completed the acquisition of all of the equity of Lee & Allen, a London-based consulting firm offering financial dispute resolution and forensic accounting services to the corporate, legal, and regulatory markets. CRA purchased Lee & Allen for approximately $17.1 million valued using foreign exchange rates as of the date of the acquisition (after deducting cash acquired, and adding a working capital adjustment, acquisition costs and transaction fees paid or accrued). The purchase price consisted of $13.3 million in cash and $3.8 million in loan notes that were exchanged for 77,343 restricted shares of CRA's common stock. These shares carry restrictions with respect to when they can be sold. CRA may be required to pay additional purchase consideration over the next four years following the transaction, in cash and CRA stock, if specific performance targets are met. Any additional payments related to this contingency will be accounted for as additional goodwill.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8.     Business Acquisitions (Continued)

The acquisition has been accounted for under the purchase method of accounting, and the results of operations have been included in the accompanying statements of income from the date of acquisition. The Lee & Allen acquisition added approximately 40 employee consultants.

        The following is an allocation of the purchase price to the estimated fair value of assets acquired and liabilities assumed for the ECL and Lee & Allen acquisitions. The allocation of the purchase price for the ECL acquisition will be finalized as CRA receives other information relevant to the acquisition, including a valuation and appraisal of the intangibles, and completes its analysis of other transaction-related costs, such as restructuring activities related to lease obligations. The final purchase price allocations for this acquisition may be different from the preliminary estimates presented below. The impact of any adjustments to the final purchase price allocation for ECL is not expected to be material to CRA's results of operations for fiscal 2006.

	ECL	Lee & Allen	Total
	(In thousands)
Assets Acquired:
Accounts receivable	$1,632	$4,210	$5,842
Unbilled services	2,282	167	2,449
Prepaid expenses and other current assets	446	382	828
Property and equipment	235	426	661
Intangible assets	2,301	2,428	4,729
Goodwill	14,208	14,456	28,664

Total assets acquired	$21,104	$22,069	$43,173

Liabilities Assumed:
Accounts payable	$508	$245	$753
Accrued expenses	1,165	1,142	2,307
Deferred tax liability	690	728	1,418
Income taxes payable	158	1,685	1,843
Salaries and wages payable	3,244	1,161	4,405

Total liabilities assumed	$5,765	$4,961	$10,726

Net assets acquired	$15,339	$17,108	$32,447

        The net assets acquired relating to the ECL and Lee & Allen acquisitions represent the value of the assets acquired and liabilities assumed valued using foreign exchange rates as of the date of acquisition. CRA does not anticipate that any of the acquired goodwill identified above will be deductible for tax purposes.

        In connection with the ECL acquisition, CRA plans to eliminate duplicate offices. Any restructuring costs incurred by CRA related to ECL-acquired offices in the twelve-month period following the date of acquisition will be recognized as a liability assumed as of the acquisition date, resulting in additional goodwill.

        During fiscal 2004, the Company made three acquisitions as follows: InteCap, Inc., a leading intellectual property consulting firm in the United States, for approximately $79.4 million (after deducting cash acquired, and adding acquisition costs and transaction fees); TCA, a Cambridge,

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8.     Business Acquisitions (Continued)

Massachusetts-based economics and engineering consulting firm, for approximately $7.8 million (after adding a working capital adjustment and an additional earnout payment, acquisition costs, and transaction fees); and NECG, an Australian-based regulatory and economic consulting firm, for approximately $10.8 million valued using foreign exchange rates as of the date of the acquisition (after deducting cash acquired, and after adding a working capital adjustment and an additional earnout payment, acquisition costs and transaction fees). These acquisitions have been accounted for under the purchase method of accounting, and the results of operations have been included in the accompanying statements of income for all periods presented.

        The purchase agreements for TCA and NECG provide for additional purchase consideration for up to three years following the transactions, if specific performance targets are met. These earnouts are payable in cash and/or CRA common stock. During the fourth quarter of fiscal 2005, CRA recorded a $1.1 million liability related to these earnout obligations, which were paid in cash and stock during the second quarter of fiscal 2006. These payments, and any additional payments related to these contingencies, have been and will be accounted for as additional goodwill.

        CRA has not furnished pro forma financial information relating to the ECL and Lee & Allen acquisitions because such information is not material. Financial information relating to the NECG, TCA and InteCap acquisitions are included in the results of operations for all periods presented.

        For acquisition activity since May 12, 2006, see Note 17 of the Notes to Condensed Consolidated Financial Statements.

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

        The changes in the carrying amount of goodwill during the twenty-four weeks ended May 12, 2006, are as follows (in thousands):

Balance at November 26, 2005	$115,219
Adjustments to beginning balances and additional purchase price	(232)
Effect of foreign currency translation	3,125

Balance at May 12, 2006	$118,112

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9.     Goodwill and Intangible Assets (Continued)

        The net amount of goodwill as of May 12, 2006, includes $14.6 million from the ECL acquisition and $14.2 million from the Lee & Allen acquisition, valued using foreign exchange rates as of the end of the reporting period. The remaining net goodwill balance is attributed to acquisitions which occurred prior to fiscal 2005. The goodwill amount for the ECL acquisition reflects CRA's preliminary purchase price allocation and is subject to change. This preliminary purchase price allocation is based upon CRA's estimate of respective fair values, and will be finalized as CRA receives other information relevant to this acquisition, including a valuation and appraisal of the intangibles, and completes its analysis of other transaction-related costs, such as restructuring activities related to lease obligations.

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

        The components of acquired identifiable intangible assets are as follows (in thousands):

	May 12, 2006	November 26, 2005
Non-competition agreements, net of accumulated amortization of $1,992 and $1,568, respectively	$3,450	$2,554
Customer relationships, net of accumulated amortization of $597 and $474, respectively	662	196
Trademarks, net of accumulated amortization of $538 and $278, respectively	529	74
Other intangible assets, net of accumulated amortization of $803 and $728, respectively	2,287	4,475

	$6,928	$7,299

        Non-competition agreements are amortized on a straight-line basis over the related estimated lives of the agreements (seven to ten years). Customer relationships and trade names are amortized on a

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9.     Goodwill and Intangible Assets (Continued)

straight-line basis over their remaining useful lives (one to ten years). Other intangible assets, net of accumulated amortization, as of May 12, 2006 includes an estimated $2.2 million related to the ECL acquisition. The valuations related to these intangible assets will be finalized during fiscal 2006. Other intangible assets for fiscal 2005 included $2.1 million related to the Lee & Allen acquisition and $2.1 million related to the ECL acquisition. The valuation for intangible assets related to the Lee & Allen acquisition was finalized during the twelve weeks ended May 12, 2006, which caused increases in the values allocated to non-competition agreements, customer relationships, and trademarks, as well as a decrease in other intangible assets.

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

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

10.   Private Placement of Convertible Debt and Other Financing (Continued)

        Pursuant to the terms of the indenture governing the debentures, since the closing stock price did not equal or exceed the $50 per share contingent conversion trigger price for 20 out of 30 consecutive trading days ending on May 12, 2006, holders of the debentures are not able to exercise their right to convert the bonds during the third quarter of fiscal 2006. This test is repeated each fiscal quarter. Since holders of the debentures are not able to exercise their right to convert the bonds as of May 12, 2006, the Company has classified the $90 million convertible debt as long-term debt as of May 12, 2006, in the accompanying consolidated balance sheet. In June 2005, the Company amended its loan agreement with its bank to increase the existing line of credit from $40 million to $90 million to mitigate the potential liquidity risk, and to provide funding if required, in the event of conversion by the debenture holders. CRA believes that in the event the contingent conversion trigger price is met, it is unlikely that a significant percentage of bondholders will exercise their right to convert because the debentures have traded at a premium over their conversion value.

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

        CRA capitalized $3.3 million in debt issuance costs related to this offering, which are being amortized as a component of interest expense on a straight-line basis over seven years, through 2011, which is the first year in which CRA may be required to repurchase all or any portion of the debentures. These debt issuance costs, net of accumulated amortization of $0.9 million, are included in other assets in the consolidated balance sheet as of May 12, 2006.

        The contingent interest feature included in the debenture represents an embedded derivative under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" that must be recorded at fair value as of May 12, 2006. The Company has determined that the fair value of the

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

10.   Private Placement of Convertible Debt and Other Financing (Continued)

contingent interest feature is de minimis as of May 12, 2006, based upon economic, market and other conditions in effect as of this date. There are no other embedded derivatives associated with the Company's convertible debentures.

        The Company has agreed with the debenture holders to reserve the maximum number of shares of common stock that may be issued upon conversion of the debentures.

        Borrowings under the Revolving Line of Credit.    CRA is party to a senior loan agreement with its bank for a $90 million revolving line of credit with a maturity date of April 30, 2009. Subject to the terms of the agreement, CRA may use borrowings under this line of credit for acquisition financing, working capital, general corporate purposes, letters of credit, and foreign exchange contracts. The available line of credit is reduced, as necessary, to account for certain letters of credit outstanding. The $90 million credit facility allows CRA to mitigate the potential liquidity risk, and to provide funding if required, in the event of conversion by the debenture holders. Funds available under the expanded facility will allow CRA to continue to classify up to $90 million of its convertible debentures as long-term debt, rather than short-term, and will give CRA additional flexibility to meet its unforeseen financial requirements. Other than for letters of credit outstanding, there were no amounts outstanding under this line of credit as of May 12, 2006, and the line of credit then available was $89.3 million.

        Borrowings under CRA's credit facility bear interest, at its option, either at LIBOR plus an applicable margin or at the prime rate. Applicable margins range from 0.75% to 1.50%, depending on the ratio of CRA's consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the preceding four fiscal quarters, subject to various adjustments stated in the senior loan agreement. These margins are adjusted both quarterly and each time CRA borrows under the credit facility. Interest is payable monthly. A commitment fee of 0.165% is payable on the unused portion of the credit facility. Borrowings under the credit facility are secured by 100% of the stock of certain of CRA's U.S. subsidiaries and by 65% of the stock of certain of CRA's foreign subsidiaries, amounting to net assets of approximately $111.5 million as of May 12, 2006.

11.   Shareholders' Equity

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

        Issuances of Common Stock in Connection with Business Acquisitions.    In May 2006, the Company issued 1,405 shares of its common stock valued at approximately $0.1 million as part of additional consideration paid relating to an earnout agreement for the acquisition of TCA. In July 2005, the Company issued 70,533 restricted shares of its common stock valued at $3.8 million as part of the consideration paid for the acquisition of ECL. In May 2005, the Company issued an aggregate of 77,343 restricted shares of its common stock valued at $3.8 million as part of the consideration paid for

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

11.   Shareholders' Equity (Continued)

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

        Stock-Based Compensation.    For the twenty-four weeks ended May 12, 2006, income tax benefits on stock-based compensation of $0.8 million were recorded as an increase to common stock. In addition, in accordance with newly adopted SFAS No. 123R, approximately $2.0 million of stock-based compensation expense was recorded as an increase to common stock for share-based payment awards made to the Company's employees and directors, based on the estimated fair values of stock options and restricted stock awards vesting during the period. CRA also recorded $0.1 million in stock compensation expense during the first twenty-four weeks of fiscal 2006 for options granted to external consultants and shares of common stock granted to certain employees, as further explained below.

        Exercise of Stock Options.    During the twenty-four weeks ended May 12, 2006, 133,702 options were exercised for $3.9 million in proceeds.

        Shares Granted in Exchange for Notes Receivable.    In April 2004, in connection with the acquisition of InteCap, certain InteCap employees purchased an aggregate of 87,316 shares of restricted common stock in exchange for full recourse, interest-bearing notes, maturing in June, 2007, totaling approximately $2.9 million. The common stock is fully vested, non-forfeitable, and non-saleable for three years. These notes receivable, net of principal payments received, are recorded as a reduction of shareholders' equity.

        Unearned Stock Compensation.    Unearned stock compensation represents the cost associated with the grant of stock options to external consultants. The options granted to external consultants are accounted for under variable accounting in accordance with SFAS No. 123 and EITF 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees" (EITF 96-18). These costs are being amortized over the related vesting period.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

12.   Net Income per Share

        Basic net income per share represents net income divided by the weighted average shares of common stock outstanding during the period. Diluted net income per share represents net income divided by the weighted average shares of common stock and common stock equivalents outstanding during the period. Weighted average shares used in diluted earnings per share include common stock equivalents arising from stock options, restricted stock and shares underlying CRA's debentures under the treasury stock method. Common stock equivalents arising from stock awards include the effect of options and unvested restricted stock using the treasury stock method. Under the treasury stock method, the amount the Company will receive for the stock awards, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares at the average share price for each fiscal period. A reconciliation of basic to diluted weighted average shares of common stock outstanding is as follows (in thousands):

	Twelve Weeks Ended		Twenty-four Weeks Ended
	May 12, 2006	May 13, 2005	May 12, 2006	May 13, 2005
Basic weighted average shares outstanding	11,328	10,035	11,296	9,990
Common stock equivalents:
Employee stock options	523	796	525	723
Shares underlying the debentures	386	405	356	304

Diluted weighted average shares outstanding	12,237	11,236	12,177	11,017

        Under EITF No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share", which is effective for periods ending after December 15, 2004, and EITF 90-19, "Convertible Bonds with Issuer Option to Settle for Cash upon Conversion", because of CRA's obligation to settle the par value of the convertible debentures in cash, the Company is not required to include any shares underlying the convertible debentures in its diluted weighted average shares outstanding until the average stock price per share for the quarter exceeds the $40 conversion price and only to the extent of the additional shares CRA may be required to issue in the event CRA's conversion obligation exceeds the principal amount of the debentures converted. At such time, only the number of shares that would be issuable (under the "treasury" method of accounting for share dilution) are included, which is based upon the amount by which the average stock price exceeds the conversion price. For the first $1 per share that CRA's average stock price exceeds the $40 conversion price of the debentures, CRA will include approximately 55,000 additional shares in CRA's diluted share count. For the second $1 per share that CRA's average stock price exceeds the $40 conversion price, CRA will include approximately 52,000 additional shares, for a total of approximately 107,000 shares, in CRA's diluted share count, and so on, with the additional shares' dilution falling for each $1 per share that CRA's average stock price exceeds $40 if the stock price rises further above $40 (see table, below). The average stock price for both the twelve and twenty-four weeks ended May 12, 2006, was approximately $48 per share; therefore, 386,000 and 356,000 shares underlying the debentures were included in the diluted weighted average shares outstanding for the twelve and twenty-four weeks ended May 12, 2006, respectively, under the treasury stock method of accounting, as required by EITF 90-19. The average stock price for the twelve and twenty-four weeks ended May 13, 2005, was approximately $49 and $46 per share, respectively; therefore, 405,000 and 304,000 shares underlying the debentures were included in the

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

12.   Net Income per Share (Continued)

diluted weighted average shares outstanding for the twelve and twenty-four weeks ended May 13, 2005, respectively.

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

        Basic weighted average shares outstanding for the twelve and twenty-four weeks ended May 12, 2006 include 710,000 shares sold by CRA and 138,187 options exercised related to the public offering of CRA's common stock in June 2005, as well as the common stock issued in connection with the ECL and Lee & Allen acquisitions in June and April 2005, respectively. The basic weighted average shares for the twelve and twenty-four weeks ended May 13, 2005 includes common stock issued in connection with the Lee & Allen acquisition.

        As part of the earnout provisions included in the ECL, Lee & Allen, and TCA acquisition agreements, the Company may settle a portion of its obligations through the issuance of its common stock. Issuance of these shares is contingent based on certain provisions of the acquisition agreements. As none of the necessary conditions underlying the future earnout provisions for these acquisitions has been met as of May 12, 2006, no shares related to future earnout provisions are included in basic and diluted weighted average shares outstanding for the twelve and twenty-four weeks ended May 12, 2006.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

13.   Comprehensive Income

        Comprehensive income represents net income reported in the accompanying consolidated statements of income adjusted for changes in CRA's foreign currency translation account. A reconciliation of comprehensive income is as follows (in thousands):

	Twenty-four Weeks Ended
	May 12, 2006	May 13, 2005
Net income	$12,390	$10,108
Change in foreign currency translation	4,558	(767)

Comprehensive income	$16,948	$9,341

14.   Accounting Pronouncements

        In November 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") FAS115-1/124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and SFAS No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations", and APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock". We adopted this FSP during the first quarter of fiscal 2006 and it did not have a material impact on our financial statements.

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" (Statement 154), which replaces APB Opinion No. 20, "Accounting Changes", and SFAS No. 3 "Reporting Accounting Changes in Interim Financial Statements". This Statement changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, this Statement requires retrospective application to prior periods' financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of the change, the new principle must be applied as if it were adopted prospectively from the earliest date practicable. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This Statement does not change the transition provisions of any existing pronouncements. CRA does not believe that the adoption of Statement 154 will have a significant impact on its consolidated statement of income or financial condition.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

15.   Commitments & Contingencies

        On March 15, 2005, Pegasus Technologies, Inc. filed a complaint against CRA's subsidiary NeuCo, Inc. in the United States District Court for the Northern District of Ohio, Civil Action No. 1:05-CV-736, alleging patent infringement. The complaint was subsequently amended on May 10, 2005 to specify particular patents at issue. The complaint sought, among other remedies, preliminary and permanent injunctions, and damages. On May 26, 2006, CRA's subsidiary NeuCo, of which CRA now has a 36 percent interest as of such date, acquired 100 percent of the stock of Pegasus Technologies. As part of the transaction and subject to court approval, the litigation has been terminated. For more details regarding this transaction, see Note 17 of the Notes to Condensed Consolidated Financial Statements.

        In connection with the ECL and Lee & Allen acquisitions completed during fiscal 2005, and with the NECG and TCA acquisitions completed in fiscal 2004, CRA agreed to pay additional consideration, in cash, and CRA stock in certain of these acquisitions, contingent on the achievement of certain performance targets by the respective acquired businesses. CRA believes that it will have sufficient funds to satisfy any obligations related to the contingent consideration. CRA expects to fund these contingent cash payments, if any, from existing cash resources and cash generated from operations.

16.   Supplemental Consolidated Balance Sheet Information

Prepaid Expenses and Other Assets

        Prepaid expenses and other assets consist of the following:

	May 12, 2006	November 26, 2005
	(In thousands)
Prepaid insurance	$951	$977
Tenant allowance receivables	883	1,165
Income tax receivable	347	194
Employee advances and other receivables	256	1,700
Prepaid rent, subscriptions, maintenance agreements, and other	2,161	1,561

	$4,598	$5,597

Accrued Expenses

        Accrued expenses consist of the following:

	May 12, 2006	November 26, 2005
	(In thousands)
Compensation and related expenses	$41,523	$50,510
Income taxes payable	2,819	4,515
Accrued interest	1,108	1,205
Other	4,647	5,665

	$50,097	$61,895

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

17.   Subsequent Events

        On May 24, 2006, CRA acquired substantially all of the assets of The Ballentine Barbera Group, LLC ("BBG"), an independent consulting firm focusing on transfer pricing services headquartered in Washington, DC, for approximately $22.7 million, consisting of $17.7 million in cash and $5.0 million in CRA restricted stock. Additional purchase consideration may be payable based upon specific performance metrics. BBG has 35 billable staff and maintains other offices in the United States, United Kingdom and Australia.

        On May 26, 2006, CRA announced that its NeuCo subsidiary acquired 100 percent of the stock of Pegasus Technologies, Inc., for 26.5 percent of NeuCo's stock and annual cash payments subject to the achievement of certain performance metrics with a minimum aggregate value of $3.5 million. Pegasus is located in Chardon, Ohio and has been providing optimization software solutions to the power industry for more than 20 years. As a result of the acquisition, CRA's ownership interest in NeuCo has decreased to approximately 36 percent and CRA will no longer have control of NeuCo. Accordingly, subsequent to May 26, 2006, CRA will not consolidate NeuCo in CRA's financial statements. In addition, the transaction will terminate current litigation stemming from a patent infringement lawsuit brought by Pegasus against NeuCo. Primarily as a result of the litigation settlement, CRA anticipates that its net income will decrease by approximately $0.5 million for CRA's share of NeuCo's net losses for the remainder of fiscal 2006.

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

        Revenues also include reimbursements, or expenses billed to clients, including travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. These reimbursable expenses included in revenues are as follows (in thousands):

	Twelve Weeks Ended		Twenty-four Weeks Ended
	May 12, 2006	May 13, 2005	May 12, 2006	May 13, 2005
Reimbursable expenses billed to clients	$10,233	$7,993	$17,862	$14,459

        Our normal payment terms are 30 days from the invoice date. For the twelve weeks ended May 12, 2006, and May 13, 2005, our average days sales outstanding (DSOs) were 102 days and 108 days, respectively. We calculate DSOs by dividing the sum of our accounts receivable and unbilled services balance, net of deferred revenue, at the end of the quarter by average daily revenues. Average daily revenues are calculated by dividing quarter revenues by the number of days in a quarter. Our project managers and finance personnel monitor payments from our clients and assess any collection issues. We maintain allowances for doubtful accounts for estimated losses resulting from clients' failure to make required payments. We base our estimates on our historical collection experience, current trends, and credit policy. In determining these estimates, we examine historical write-offs of our receivables and review client accounts to identify any specific customer collection issues. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Our failure to estimate accurately the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition, and results of operations. As of May 12, 2006, and November 26, 2005, $5.2 million and $5.0 million was provided for doubtful accounts, respectively.

        Stock-based Compensation Expense.    We adopted SFAS No. 123R, Share-Based Payments in the first quarter of fiscal 2006 using the modified prospective application method and began accounting for our equity-based compensation using a fair value based recognition method. Under the fair value recognition requirements of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. Prior to the adoption of SFAS No. 123R, we followed the intrinsic value method in accordance with APB No. 25 to account for our employee stock options. Historically, all stock options have been granted with an exercise price equal to the fair market value of the common stock on the date of grant. Accordingly, no compensation expense was recognized for option grants to employee and directors. However, compensation expense was recognized in connection with the issuance of stock options to non-employee consultants. SFAS No. 123R did not change the accounting for equity-based incentive compensation arrangements related to non-employees.

        We recognize stock option expense using the straight-line attribution method under SFAS No. 123R. We use the Black-Scholes option-pricing model to estimate the fair value of stock options. Option valuation models require the input of assumptions, including the expected life of stock options, the expected stock price volatility, the risk-free interest rate, and the expected dividend yield. The expected volatility and expected life are based on our historical experience. The risk-free interest rate is based on US Treasury interest rates whose term is consistent with the expected life of the stock options. Expected dividend yield was not considered in the option pricing formula since we do not pay dividends and have no current plans to do so in the future. We will update these assumptions if changes are warranted. The forfeiture rate used was based upon historical experience. As required by SFAS No. 123R, we will adjust the estimated forfeiture rate based upon our actual experience.

        As of May 12, 2006, there was $6.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.2 years. For additional information, see Footnote 7 (Stock-Based Compensation) to our Consolidated Financial Statements above under Item 1, "Financial Statements."

        At our annual meeting held in April 2006 our sharholders approved our 2006 Equity Incentive Plan. We expect that restricted stock awards available for grant under our 2006 Equity Incentive Plan will become a significant part of our stock-based compensation structure going forward.

        Goodwill and Other Intangible Assets.    We account for acquisitions of consolidated companies under the purchase method of accounting pursuant to Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" (SFAS No. 141). Goodwill represents the purchase price of acquired businesses in excess of the fair market value of net assets acquired. Intangible assets consist principally of non-competition agreements, which are amortized on a straight-line basis over the related estimated lives of the agreements (seven to ten years), as well as customer relationships, backlog, trade names, and property leases, which are amortized on a straight-line basis over their remaining useful lives (one to ten years).

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), goodwill and intangible assets with indefinite lives are not subject to amortization, but are monitored annually for impairment, or more frequently if there are indicators of impairment. Any impairment would be measured based upon the fair value of the related asset based on the provisions of SFAS No. 142. Because we have one reporting segment, under SFAS No. 142, we utilize the entity-wide approach for assessing goodwill for impairment and compare its market value to its net book value to determine if an impairment exists. There were no impairment losses related to goodwill in fiscal 2005, nor were there any indications of impairment in the twenty-four weeks ended May 12, 2006. If we determine through the impairment review process that goodwill has been impaired, we would record the impairment charge in our consolidated statement of income. The goodwill amount for the ECL acquisition reflects management's preliminary purchase price allocation and is subject to change. This preliminary purchase price allocation is based upon management's estimate of respective fair values, and will be finalized as we receive other information relevant to this acquisition, including a valuation and appraisal of the intangible assets acquired, and complete our analysis of other transaction-related costs, such as restructuring activities related to lease obligations.

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

        If we determine that an impairment review is required, we review the expected future undiscounted cash flows to be generated by the assets. When we determine that the carrying value of intangible assets may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. The valuations related to the ECL acquisition will be finalized in fiscal 2006.

        Accounting for Income Taxes.    We record income taxes using the liability method. Deferred tax assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. Our financial statements contain certain deferred tax assets and liabilities that result from temporary differences between book and tax accounting, as well as net operating loss carryforwards. SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The decision to record a valuation allowance requires varying degrees of judgment based upon the nature of the item giving rise to the deferred tax asset. As a result of operating losses incurred in certain of our foreign subsidiaries, and uncertainty as to the extent and timing of profitability in future periods, we recorded valuation allowances during fiscal 2005 in certain of these foreign subsidiaries based on the facts and circumstances affecting each subsidiary. Had we not recorded these allowances, we would have reported a lower effective tax rate than was recognized in our statements of income in fiscal 2005. We did not record any valuation allowances during the first twenty-four weeks of fiscal 2006.

        If the realization of deferred tax assets in the future changes to be considered more likely than not, an adjustment to the net deferred tax assets would increase net income in the period such determination was made, unless such adjustment related to purchased assets which would result in an adjustment to goodwill instead of an increase in net income. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is at least reasonably possible that changes in these estimates in the near term could materially affect our financial condition and results of operations. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state, or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction, differences in the tax deduction of stock-based compensation as compared to the amounts previously provided for, and as a result of acquisitions.

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

Results of Operations—

        The following table provides operating information as a percentage of revenues for the periods indicated:

	Twelve Weeks Ended		Twenty-four Weeks Ended
	May 12, 2006	May 13, 2005	May 12, 2006	May 13, 2005
Revenues	100.0%	100.0%	100.0%	100.0%

Costs of services	63.5	59.5	62.8	59.6
Gross margin	36.5	40.5	37.2	40.4
Selling, general and administrative	23.8	25.1	24.3	25.3

Income from operations	12.7	15.4	12.9	15.1
Interest income	1.4	0.5	1.4	0.5
Interest expense	(0.9)	(1.1)	(1.0)	(1.2)
Other expense	(0.2)	(0.2)	(0.1)	(0.2)

Income before provision for income taxes and minority interest	13.0	14.6	13.2	14.2
Provision for income taxes	(5.1)	(6.4)	(5.3)	(6.4)

Income before minority interest	7.9	8.2	7.9	7.8
Minority interest	0.1	—	0.1	0.1

Net income	8.0%	8.2%	8.0%	7.9%

Results of Operations—Twelve Weeks Ended May 12, 2006, Compared to Twelve Weeks Ended May 13, 2005

        Revenues.    Revenues increased $16.6 million, or 24.6%, to $84.0 million for the second quarter of fiscal 2006 from $67.4 million for the second quarter of fiscal 2005. This growth is due primarily to an increased demand for our services, as well as the Lee & Allen acquisition, which occurred during the latter part of the second quarter of fiscal 2005, and the ECL acquisition, which occurred during the third quarter of fiscal 2005. Our litigation revenues grew more than 30% from the second quarter of 2005, which was largely driven by a greater demand for our services primarily in our finance, competition and intellectual property practice areas, and the addition of our forensic accounting and computing practice areas in the second quarter of fiscal 2005. Our finance practice increased nearly 30% from the second quarter of fiscal 2005, due primarily to increased demand for our services in general securities litigation and other financial-based litigation. For instance, we have an active pipeline of work relating to certain states' investigation of business practices within the insurance industry, as well as SEC scrutiny of market trading in the mutual fund industry. Our competition practice grew by approximately 20% from the second quarter of fiscal 2005, due to increased demand for our services in this practice area. Our intellectual property practice grew nearly 15% from the second quarter of fiscal 2005, due primarily to a continued trend of increasing demand for our services in this practice area. Our business consulting revenues grew more than 15% from the second quarter of fiscal 2005, which was due primarily to our pharmaceuticals practice, and to a lesser extent, our chemicals and petroleum practice, offset slightly by a decrease in our energy and environmental practice. The growth in our pharmaceuticals practice is due primarily to new projects related to the evolving world of specialty pharmaceuticals and biologics and on-going litigation projects related to pharmaceutical pricing. Our chemicals and petroleum practice grew more than 20%, due to an increase in demand for our services, particularly in the Middle East. Our energy and environmental practice decreased more than 10% from the second quarter of fiscal 2005, due primarily to a decrease in demand for our services. Overall, revenues outside of the United States represented approximately 22% of total revenues for the second quarter of fiscal 2006, compared with 14% of total revenues for the second quarter of fiscal 2005. The growth in revenue in our foreign offices is primarily due to the acquisitions of Lee & Allen and ECL and the increase in demand in our chemicals and petroleum practice, largely in the Middle East.

        As a result of our acquisitions and the increased demand for our services, there has been an increase in our average employee consultant headcount. The total number of employee consultants increased to 661 at the end of the second quarter of fiscal 2006 from 614 at the end of the second quarter of fiscal 2005, which is primarily due to the ECL acquisition during fiscal 2005, as well as continued hiring and recruiting efforts. Increased billing rates for our employee consultants, which were phased in beginning in early December 2005, also contributed to our revenue growth. Utilization was 80% for the second quarter of fiscal 2006 compared with 81% for the second quarter of fiscal 2005. Revenues derived from fixed-price engagements decreased to 5.5% of total revenues for the second quarter of fiscal 2006 from 6.9% for the second quarter of fiscal 2005.

        Costs of Services.    Costs of services increased $13.3 million, or 33.0%, to $53.4 million for the second quarter of fiscal 2006 from $40.1 million for the second quarter of fiscal 2005. The increase was due mainly to an increase in compensation expense for our employee consultants of $11.0 million, attributable primarily to an increase in the average number of employee consultants. Our average number of employee consultants increased because of the ECL acquisition, the effect of a full quarter of Lee & Allen headcount during fiscal 2006 versus approximately two weeks in fiscal 2005 as well as continued recruiting and hiring efforts. In addition, included in the increase in compensation expense for our employee consultants is stock-based compensation expense of $1.0 million due to the adoption of SFAS No. 123R during the first quarter of fiscal 2006. Reimbursable expenses increased $2.2 million, or 28.0%, to $10.2 million from $8.0 million. As a percentage of revenues, costs of services increased to 63.5% for the second quarter of fiscal 2006 from 59.5% for the second quarter of fiscal 2005. Of the 4.0% increase as a percentage of revenues, approximately 2.5% was due to higher compensation expense for our employee consultants resulting primarily from a higher proportion of our revenue being sourced internally, the cost of which is included in cost of services, and is essentially offset by the decrease in commissions to non-employee experts, the cost of which is included in selling, general and administrative expenses. Also, of the increase as a percentage of revenues, approximately 1.2% was due to the effect of the adoption of SFAS No. 123R and other stock-based compensation expense recognized in fiscal 2006.

        Selling, General, and Administrative.    Selling, general, and administrative expenses increased by $3.1 million, or 18.6%, to $20.0 million for the second quarter of fiscal 2006 from $16.9 million for the second quarter of fiscal 2005. Largely because of the ECL and Lee & Allen acquisitions, and the integration of these companies during the latter part of fiscal 2005 and through fiscal 2006, we experienced an increase in overall compensation to our administrative staff of $2.0 million, an increase in legal, accounting, and other professional fees of $1.1 million, an increase in depreciation and amortization expense of $0.5 million, an increase in rent expense of $0.2 million, and an increase in other selling, general, and administrative expenses of $0.4 million. These increases were partially offset by a decrease in commissions to non-employee experts of $1.1 million. Selling, general, and administrative expenses also includes approximately $0.6 million in office closure costs for our Mexico City office in the second quarter of fiscal 2006, because it had recently become unprofitable. The increase in selling, general, and administrative expenses was also due to our need to support a larger and more complex global company. As a percentage of revenues, selling, general, and administrative expenses decreased to 23.8% for the second quarter of fiscal 2006 from 25.1% for the second quarter of fiscal 2005. This decrease is due primarily to lower commissions to non-employee experts.

        Interest Income.    Interest income increased by $810,000 to $1.1 million for the second quarter of fiscal 2006 from $334,000 for the second quarter of fiscal 2005. This increase was due to higher average interest rates, combined with higher cash balances primarily from our June 2005 public stock offering and cash generated from operations. Our weighted average imputed interest rate for the second quarter of fiscal 2006 on our average cash and cash equivalent balances was approximately 4.2% annualized compared with approximately 2.3% annualized for the second quarter of fiscal 2005.

        Interest Expense.    Interest expense decreased slightly by $39,000 to $733,000 for the second quarter of fiscal 2006 from $772,000 for the second quarter of fiscal 2005. Interest expense represents primarily interest incurred on the 2.875%, $90 million convertible debt, and the amortization of debt issuance costs.

        Other Expense.    Other expense was $154,000 for the second quarter of fiscal 2006 versus $158,000 for the second quarter of fiscal 2005. Other expense consists primarily of foreign currency exchange transaction gains and losses. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies.

        Provision for Income Taxes.    The provision for income taxes was $4.2 million for the second quarter of fiscal 2006, a decrease of $74,000 from the second quarter of fiscal 2005. Our effective income tax rate decreased to 39.0% for the second quarter of fiscal 2006 from 44.0% for the second quarter of fiscal 2005. The lower effective tax rate during the second quarter of fiscal 2006 was due primarily to the tax benefit of losses from closing our Mexico City office. We expect our effective income tax rate for fiscal 2006 to be in the range of 42% to 43%.

        Minority Interest.    Allocations of the minority share of NeuCo's net income result in deductions to our net income, while allocations of the minority share of NeuCo's net loss results in additions to our net income. Minority interest in the results of operations of NeuCo allocable to its other owners was a net loss of $104,000 for the second quarter of fiscal 2006, compared with a net income of $9,000 for the second quarter of fiscal 2005.

        On May 26, 2006, we announced that our NeuCo subsidiary acquired 100% of the stock of Pegasus Technologies, Inc., as more fully described in Note 17 to the Condensed Consolidated Financial Statements. As a result of the acquisition, our ownership interest in NeuCo has decreased to approximately 36% and we will no longer have control of NeuCo. Accordingly, subsequent to May 26, 2006, we will not consolidate NeuCo in our financial statements. In addition, the transaction will terminate current litigation stemming from a patent infringement lawsuit brought by Pegasus against NeuCo. Primarily as a result of the litigation settlement, we anticipate that our net income will decrease by approximately $0.5 million for our share of NeuCo's net losses for the remainder of fiscal 2006.

        Net Income.    Net income increased by $1.3 million, or 22.9%, to $6.7 million for the second quarter of fiscal 2006 from $5.5 million for the second quarter of fiscal 2005. Diluted net income per share increased 12.2% to $0.55 per share for the second quarter of fiscal 2006 from $0.49 per share for the second quarter of fiscal 2005. Net income increased at a greater rate than diluted net income per share because diluted weighted average shares outstanding increased 1.0 million shares to approximately 12,237,000 shares for the quarter ended May 12, 2006 from approximately 11,236,000 shares for the quarter ended May 13, 2005. The increase in diluted weighted average shares outstanding for fiscal 2006 is primarily a result of the public offering of our common stock completed in June 2005 and stock option exercises occurring after May 13, 2005.

Results of Operations—Twenty-four Weeks Ended May 12, 2006 Compared to Twenty-four Weeks Ended May 13, 2005

        Revenues.    Revenues increased $27.4 million, or 21.2%, to $156.6 million for the twenty-four weeks ended May 12, 2006 from $129.2 million for the twenty-four weeks ended May 13, 2005. This growth is due primarily to an increased demand for our services, as well as the Lee & Allen acquisition, which occurred during the latter part of the second quarter of fiscal 2005, and the ECL acquisition, which occurred during the third quarter of fiscal 2005. Our litigation revenues grew more than 25% from the twenty-four weeks ended May 13, 2005, which was largely driven by a greater demand for our services primarily in our finance, intellectual property, and competition practice areas, and the addition of our forensic accounting and computing practice areas in the second quarter of fiscal 2005. Our finance practice increased more than 20% from the twenty-four weeks ended May 13, 2005, due primarily to increased demand for our services in general securities litigation and other financial-based litigation. For instance, we have an active pipeline of work relating to certain states' investigation of business practices within the insurance industry, as well as SEC scrutiny of market trading in the mutual fund industry. Our intellectual property practice grew more than 25% from the twenty-four weeks ended May 13, 2005, due primarily to a continued trend of increasing demand for our services in this practice area. Our competition practice grew more than 10% from the twenty-four weeks ended May 13, 2005, due to increased demand for our services in this practice area. Our business consulting revenues grew more than 10% from the twenty-four weeks ended May 13, 2005, which was due primarily to our pharmaceuticals practice, our chemicals and petroleum practice, and our aerospace and defense practice, offset slightly by a decrease in our energy and environmental practice. The growth in our pharmaceuticals practice is due primarily to new projects related to recent Medicare changes for both existing and new clients, new projects related to the evolving world of specialty pharmaceuticals and biologics and on-going litigation projects related to pharmaceutical pricing. Our chemicals and petroleum practice grew more than 15%, due to an increase in demand for our services, particularly in the Middle East. Our aerospace and defense practice more than doubled from the twenty-four weeks ended May 13, 2005 due to an increase in demand for our services. Our energy and environmental practice decreased nearly 10% from the twenty-four weeks ended May 13, 2005, due primarily to a decrease in demand for our services, but continues to be our largest business consulting practice in terms of revenue. Overall, revenues outside of the United States represented approximately 21% of total revenues for the twenty-four weeks ended May 12, 2006, compared with 14% of total revenues for the twenty-four weeks ended May 13, 2005. The growth in revenue in our foreign offices is primarily due to the acquisitions of Lee & Allen and ECL and the increase in demand in our chemicals and petroleum practice, largely in the Middle East.

        As a result of our acquisitions and the increased demand for our services, there has been an increase in our average employee consultant headcount. The total number of employee consultants increased to 661 at the end of the second quarter of fiscal 2006 from 614 at the end of the second quarter of fiscal 2005, which is primarily due to the ECL acquisition during fiscal 2005, as well as continued hiring and recruiting efforts. Increased billing rates for our employee consultants, which were phased in beginning in early December 2005, also contributed to our revenue growth. Utilization was 79% for the twenty-four weeks ended May 12, 2006 compared with 81% for the twenty-four weeks ended May 13, 2005. Revenues derived from fixed-price engagements decreased to 4.5% of total revenues for the twenty-four weeks ended May 12, 2006 compared with 6.3% for the twenty-four weeks ended May 13, 2005.

        Costs of Services.    Costs of services increased $21.3 million, or 27.7%, to $98.4 million for the twenty-four weeks ended May 12, 2006 from $77.0 million for the twenty-four weeks ended May 13, 2005. The increase was due mainly to an increase in compensation expense for our employee consultants of $17.9 million, attributable primarily to an increase in the average number of employee consultants. Our average number of employee consultants increased because of the ECL acquisition, along with the effect of a full quarter of Lee & Allen headcount during fiscal 2006 versus approximately two weeks in fiscal 2005 as well as continued recruiting and hiring efforts. In addition, included in the increase in compensation expense for our employee consultants is stock-based compensation expense of $1.7 million due to the adoption of SFAS No. 123R during the first quarter of fiscal 2006. Reimbursable expenses increased $3.4 million, or 23.5%, to $17.9 million from $14.5 million. As a percentage of revenues, cost of services increased to 62.8% for the twenty-four weeks ended May 12, 2006 from 59.6% for the twenty-four weeks ended May 13, 2005. Of the 3.2% increase as a percentage of revenues, approximately 1.9% was due primarily to higher compensation expense for our employee consultants resulting from a higher proportion of our revenue being sourced internally, the cost of which is included in cost of services, and is essentially offset by the decrease in commissions to non-employee experts, the cost of which is included in selling, general and administrative expenses. Also, of the increase as a percentage of revenues, approximately 1.1% was due to the effect of the adoption of SFAS No. 123R and other stock-based compensation expense recognized in fiscal 2006.

        Selling, General, and Administrative.    Selling, general, and administrative expenses increased by $5.4 million, or 16.5%, to $38.1 million for the twenty-four weeks ended May 12, 2006 from $32.7 million for the twenty-four weeks ended May 13, 2005. Largely because of the ECL and Lee & Allen acquisitions, and the integration of these companies during the latter part of fiscal 2005 and through fiscal 2006, we experienced an increase in overall compensation to our administrative staff of $3.0 million, an increase in legal, accounting, and other professional fees of $1.8 million, an increase in rent expense of $0.9 million, an increase in depreciation and amortization expense of $0.9 million, and an increase in other selling, general, and administrative expenses of $0.7 million. These increases were partially offset by a decrease in commissions to non-employee experts of $1.9 million. Selling, general, and administrative expenses also includes approximately $0.6 million in office closure costs for our Mexico City office in the second quarter of fiscal 2006, because it had recently become unprofitable. The increase in selling, general, and administrative expenses was also due to our need to support a larger and more complex global company. As a percentage of revenues, selling, general, and administrative expenses decreased to 24.3% for the twenty-four weeks ended May 12, 2006 from 25.3% for the twenty-four weeks ended May 13, 2005. This decrease is due primarily to lower commissions to non-employee experts.

        Interest Income.    Interest income increased by $1.6 million to $2.2 million for the twenty-four weeks ended May 12, 2006 from $612,000 for the twenty-four weeks ended May 13, 2005. This increase was due to higher average interest rates, combined with higher cash balances from our June 2005 public stock offering and cash generated from operations. Our weighted average imputed interest rate for the twenty-four weeks ended May 12, 2006 on our average cash and cash equivalent balances was approximately 4.2% annualized compared with approximately 2.3% annualized for the twenty-four weeks ended May 13, 2005.

        Interest Expense.    Interest expense remained flat at $1.5 million for the twenty-four weeks ended May 12, 2006 and May 13, 2005. Interest expense represents primarily interest incurred on the 2.875%, $90 million convertible debt, and the amortization of debt issuance costs.

        Other Expense.    Other expense was $173,000 for the twenty-four weeks ended May 12, 2006 versus $213,000 for the twenty-four weeks ended May 13, 2005. Other expense consists primarily of foreign currency exchange transaction gains and losses. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies.

        Provision for Income Taxes.    The provision for income taxes was $8.4 million for the twenty-four weeks ended May 12, 2006, an increase of $63,000 from the twenty-four weeks ended May 13, 2005. Our effective income tax rate decreased to 40.6% for the first twenty-four weeks of fiscal 2006 from 45.4% for the first twenty-four weeks of fiscal 2005. The lower effective tax rate during the first twenty-four weeks of fiscal 2006 was due primarily to the tax benefit of losses from closing our Mexico City office in the second quarter of fiscal 2006. In fiscal 2005, we recorded a valuation allowance against deferred tax assets of our New Zealand subsidiary because of a change in the estimated losses in that tax jurisdiction in fiscal 2005, resulting in a higher effective tax rate in the twenty-four weeks ended May 13, 2005. We expect our effective income tax rate for fiscal 2006 to be in the range of 42% to 43%.

        Minority Interest.    Allocations of the minority share of NeuCo's net income result in deductions to our net income, while allocations of the minority share of NeuCo's net loss results in additions to our net income. Minority interest in the results of operations of NeuCo allocable to its other owners was a net loss of $141,000 for the first twenty-four weeks of fiscal 2006, compared with a net loss of $129,000 for the first twenty-four weeks of fiscal 2005.

        On May 26, 2006, we announced that our NeuCo subsidiary acquired 100% of the stock of Pegasus Technologies, Inc., as more fully described in Note 17 to the Condensed Consolidated Financial Statements. As a result of the acquisition, our ownership interest in NeuCo has decreased to approximately 36% and we will no longer have control of NeuCo. Accordingly, subsequent to May 26, 2006, we will not consolidate NeuCo in our financial statements. In addition, the transaction will terminate current litigation stemming from a patent infringement lawsuit brought by Pegasus against NeuCo. Primarily as a result of the litigation settlement, we anticipate that our net income will decrease by approximately $0.5 million for our share of NeuCo's net losses for the remainder of fiscal 2006.

        Net Income.    Net income increased by $2.3 million, or 22.6%, to $12.4 million for the twenty-four weeks ended May 12, 2006 from $10.1 million for the twenty-four weeks ended May 13, 2005. Diluted net income per share increased 10.9% to $1.02 per share for the twenty-four weeks ended May 12, 2006 from $0.92 per share for the twenty-four weeks ended May 13, 2005. Net income increased at a greater rate than diluted net income per share because diluted weighted average shares outstanding increased 1.2 million shares to approximately 12,177,000 shares for the twenty-four weeks ended May 12, 2006 from approximately 11,017,000 shares for the twenty-four weeks ended May 13, 2005. The increase in diluted weighted average shares outstanding for fiscal 2006 is primarily a result of the public offering of our common stock completed in June 2005 and stock option exercises occurring after May 13, 2005.

Liquidity and Capital Resources

        General.    In the twenty-four weeks ended May 12, 2006, we had a net decrease in cash and cash equivalents of $2.3 million. We completed the quarter with cash and cash equivalents of $112.9 million, and working capital (defined as current assets less current liabilities) of $166.5 million.

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

        On June 16, 2005, we completed the acquisition of ECL for approximately $15.3 million valued using foreign exchange rates as of the date of acquisition (after deducting cash acquired, and adding acquisition costs and transaction fees paid or accrued). The $15.3 million purchase price consisted of $11.5 million in cash and $3.8 million in loan notes that were exchanged for 70,533 restricted shares of our common stock, which carry restrictions with respect to when they can be sold. On April 27, 2005, we completed the acquisition of Lee & Allen for approximately $17.1 million valued using foreign exchange rates as of the date of acquisition (after deducting cash acquired, and adding a working capital adjustment, acquisition costs and transaction fees paid or accrued). The $17.1 million purchase price consisted of $13.3 million in cash and $3.8 million in loan notes that were exchanged for 77,343 restricted shares of our common stock, which carry restrictions with respect to when they can be sold. We funded the cash portion of the purchase price of the ECL and Lee & Allen acquisitions from existing cash resources.

        We believe that current cash balances, cash generated from operations, and amounts available under our bank line of credit will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

        Sources and Uses of Cash in the twenty-four weeks ended May 12, 2006.    During the first twenty-four weeks of fiscal 2006, net cash used to fund operations was $3.1 million, primarily to pay approximately $31 million of fiscal 2005 accrued bonuses. These bonus payments are reflected in the decrease in accounts payable and accrued expenses for the twenty-four weeks ended May 12, 2006. In addition, we experienced an increase in accounts receivable and unbilled services of $3.6 million and $6.1 million, respectively. Increased revenue generation led to the increase in unbilled services and accounts receivable. Cash receipts relative to revenues increased, which led to lower DSO's. These uses of cash in operations were offset by sources of cash including net income of $12.4 million, which included depreciation and amortization expense of $4.3 million, deferred income taxes of $2.1 million, and stock-based compensation expense of $2.1 million.

        We used $4.5 million of net cash from investing activities for the first twenty-four weeks of fiscal 2006 primarily for capital expenditures, totaling $3.0 million. We also used $1.5 million primarily for the payment of additional consideration relating to the NECG and TCA acquisitions, which was contingent upon these acquired companies reaching certain post transaction revenue targets.

        We generated $4.9 million of cash from financing activities for the first twenty-four weeks of fiscal 2006 primarily through proceeds from the exercise of stock options of $3.9 million and $0.8 million from excess tax benefits on stock-based compensation pursuant to SFAS No. 123R.

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

        Pursuant to the terms of the indenture governing the debentures, since the closing stock price did not equal or exceed the $50 per share contingent conversion trigger price for 20 out of 30 consecutive trading days ending on May 12, 2006, the market price conversion trigger was satisfied and holders of the debentures were not able to exercise their right to convert the bonds as of the first trading day of the third quarter of fiscal 2006. This test is repeated each fiscal quarter. Since the holders of the debentures are not able to exercise their right to convert the bonds as of May 12, 2006, we have classified the $90 million convertible debt as long-term debt as of May 12, 2006, in the accompanying consolidated balance sheet. In June 2005, we amended our loan agreement with our bank to increase the existing line of credit from $40 million to $90 million to mitigate the potential liquidity risk, and to provide funding if required, in the event of conversion by the debenture holders. We believe that in the event the contingent conversion trigger price is met, it is unlikely that a significant percentage of bondholders will exercise their right to convert because the debentures have traded at a premium over their conversion value. The available line of credit is reduced, as necessary, to account for certain letters of credit outstanding. We had approximately $0.7 million of outstanding letters of credit as of May 12, 2006.

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

        Borrowings under the Revolving Line of Credit.    We are party to a senior loan agreement with our bank for a $90 million revolving line of credit with a maturity date of April 30, 2009. Subject to the terms of the agreement, we may use borrowings under this line of credit for acquisition financing, working capital, general corporate purposes, letters of credit, and foreign exchanges contracts. The available line of credit is reduced, as necessary, to account for certain letters of credit outstanding. In April 2006, we extended the maturity date on the line of credit from April 30, 2007 to April 30, 2009. The $90 million credit facility allows us to mitigate the potential liquidity risk, and to provide funding if required, in the event of conversion by the debenture holders. Funds available under the expanded facility will allow us to continue to classify up to $90 million of our convertible debentures as long-term debt, rather than short-term, and will give us additional flexibility to meet our unforeseen financial requirements. Other than for letters of credit outstanding, there were no amounts outstanding under this line of credit as of May 12, 2006, and the line of credit then available was $89.3 million.

        Borrowings under our credit facility bear interest, at our option, either at LIBOR plus an applicable margin or at the prime rate. Applicable margins range from 0.75% to 1.50%, depending on the ratio of our consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the preceding four fiscal quarters, subject to various adjustments stated in the senior loan agreement. These margins are adjusted both quarterly and each time we borrow under the credit facility. Interest is payable monthly. A commitment fee of 0.165% is payable on the unused portion of the credit facility. Borrowings under the credit facility are secured by 100% of the stock of certain of our U.S. subsidiaries and by 65% of the stock of certain of our foreign subsidiaries, amounting to net assets of approximately $111.5 million as of May 12, 2006.

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

        As of May 12, 2006, we were in compliance with our covenants under the senior credit agreement.

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

        In connection with our acquisition of InteCap, certain InteCap employees purchased an aggregate of 87,316 shares of common stock in exchange for full recourse, interest-bearing notes, maturing in June 2007, totaling approximately $2.9 million. These notes, net of principal payments received, are recorded as a reduction of shareholders' equity as of May 12, 2006.

        Also in connection with our acquisition of InteCap, we owe amounts to certain former InteCap employees in connection with the InteCap deferred compensation plan that was established prior to the acquisition. These amounts, including accrued interest, will be paid in April 2007, and are included in current liabilities as of May 12, 2006.

        In connection with the ECL acquisition, we plan to eliminate duplicate offices. Any restructuring costs incurred related to ECL-acquired offices in the twelve-month period following the date of acquisition will be recognized as a liability assumed as of the acquisition date, resulting in additional goodwill.

        On May 24, 2006, we acquired substantially all of the assets of The Ballentine Barbera Group, LLC, as more fully described in Note 17 to the Condensed Consolidated Financial Statements, for approximately $22.7 million, consisting of $17.7 million in cash and $5.0 million in restricted stock. Additional purchase consideration may be payable based upon specific performance metrics.

        Contingencies.    In connection with our BBG acquisition completed in May 2006, the ECL and Lee & Allen acquisitions completed during fiscal 2005, and the NECG and TCA acquisitions completed in fiscal 2004, we agreed to pay additional consideration, in cash, and our stock with certain of these acquisitions, contingent on the achievement of certain performance targets by the respective acquired businesses. We believe that we will have sufficient funds to satisfy any obligations related to the contingent consideration. We expect to fund these contingent cash payments, if any, from existing cash resources and cash generated from operations.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

        As of May 12, 2006, we were exposed to market risks, which include primarily changes in U.S. interest rates and foreign currency exchange rates.

        From time to time, we may maintain a portion of our investments in financial instruments with purchased maturities of one year or less and a portion of our investments in financial instruments with purchased maturities of two years or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. Because these financial instruments are readily marketable, an immediate increase in interest rates would not have a material effect on our financial position.

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

Evaluation of Changes in Internal Control over Financial Reporting

        Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we have determined that, during the second quarter of fiscal 2006, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to affect, materially our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

        On May 26, 2006, our subsidiary NeuCo, of which we now have a 36 percent interest as of such date, acquired all of the outstanding stock of Pegasus Technologies, Inc. As part of the transaction and subject to court approval, the litigation between NeuCo and Pegasus pending in the United States District Court for the Northern District of Ohio, Civil Action No. 1:05-CV-736, has been terminated. As a result of the transaction, Pegasus equity holders received an equity interest equal to 26.5 percent of the outstanding common stock and equivalents in NeuCo post-transaction, and will receive annual cash payments subject to the achievement of certain performance metrics with a minimum aggregate value of $3.5 million.

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

        As of May 12, 2006, we had non-competition agreements with 43 of our non-employee experts. The limitation or termination of any of their relationships with us, or competition from any of them after these agreements expire, could harm our reputation, reduce our business opportunities and adversely affect our revenues and results of operations.

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

Our failure to manage growth successfully could adversely affect our revenues and results of operations

        Any failure on our part to manage growth successfully could adversely affect our revenues and results of operations. Over the last several years, we have continued to open offices in new geographic areas, including foreign locations, and to expand our employee base as a result of internal growth and acquisitions, including our recent acquisitions of BBG, ECL, Lee & Allen, NECG, TCA, and InteCap. We expect that this trend will continue over the long term. Opening and managing new offices often requires extensive management supervision and increases our overall selling, general, and administrative expenses. Expansion creates new and increased management, consulting, and training responsibilities for our employee consultants. Expansion also increases the demands on our internal systems, procedures, and controls, and on our managerial, administrative, financial, marketing, and other resources. We depend heavily upon the managerial, operational, and administrative skills of our officers, particularly James C. Burrows, our President and Chief Executive Officer, to manage our expansion. New responsibilities and demands may adversely affect the overall quality of our work.

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

Acquisitions may disrupt our operations or adversely affect our results

        We regularly evaluate opportunities to acquire other businesses. The expenses we incur evaluating and pursuing acquisitions could adversely affect our results of operations. If we acquire a business, such as our recent acquisitions of BBG, ECL, Lee & Allen, NECG, TCA, and InteCap, we may be unable to manage it profitably or successfully integrate its operations with our own. Moreover, we may be unable to realize the financial, operational, and other benefits we anticipate from these acquisitions or any other acquisition. Many potential acquisition targets do not meet our criteria, and for those that do, we face significant competition for these acquisitions from our direct competitors, private equity funds, and other enterprises. Competition for future acquisition opportunities in our markets could increase the price we pay for businesses we acquire and could reduce the number of potential acquisition targets. Further, acquisitions may involve a number of special financial and business risks, such as:

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

        Particularly as a result of our acquisition in May 2002 of certain assets of the U.K. operations of the Chemicals and Energy Vertical consulting practice of the then Arthur D. Little corporation (Arthur D. Little is now known as Dehon, Inc.), we conduct a portion of our business in the Middle East. At times, the ongoing terrorist activity and military conflicts in the region have significantly interrupted our business operations in that region and have slowed the flow of new opportunities and proposals, which ultimately have adversely affected our revenues and results of operations.

        If our international revenues increase relative to our total revenues, these factors could have a more pronounced effect on our operating results.

Our debt obligations may adversely impact our financial performance

        In June and July of 2004, we issued a total of $90.0 million of 2.875% convertible senior subordinated debentures due 2034. We had previously operated with little or no debt, and our previous payments of interest had not been material. The interest we are required to pay on these debentures reduces our net income each year and will continue to do so until the debentures are no longer outstanding. The terms of the debentures also include provisions that could accelerate our obligation to repay all amounts outstanding under the debentures if certain events happen, such as our failure to pay interest in a timely manner, failure to pay principal upon redemption or repurchase, failure to deliver cash, shares of common stock, or other property upon conversion and other specified events of default. In addition, on June 15, 2011, June 15, 2014, June 15, 2019, June 15, 2024 and June 15, 2029, or following specified fundamental changes, holders of the debentures may require us to repurchase their debentures for cash. On December 14, 2004, we irrevocably elected to settle with cash 100% of the principal amount of the debentures upon conversion thereof, and holders of the debentures may convert them if our stock price exceeds $50 per share for at least 20 out of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. Because the closing price of our common stock did not equal or exceed the $50 per share contingent conversion trigger price for 20 out of 30 consecutive trading days ending on May 12, 2006, holders of the debentures are not able to exercise their right to convert the bonds during our third fiscal quarter ended September 1, 2006. However, this test is repeated each fiscal quarter and has been met previously. On June 20, 2005, we amended our loan agreement with our bank to increase the existing line of credit from $40 million to $90 million to mitigate the potential liquidity risk, and to provide funding if required, in the event of conversion by the debenture holders. We intend to use the amounts available under our bank line of credit, in the event debenture holders exercise their rights to convert. The degree to which we are leveraged could adversely affect our ability to obtain further financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures.

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

  •
  fluctuations related to our investment in NeuCo, Inc.;

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

Potential conflicts of interests may preclude us from accepting some engagements

        We provide our services primarily in connection with significant or complex transactions, disputes, or other matters that are usually adversarial or that involve sensitive client information. Our engagement by a client may preclude us from accepting engagements with the client's competitors or adversaries because of conflicts between their business interests or positions on disputed issues or other reasons. Accordingly, the nature of our business limits the number of both potential clients and potential engagements. Our recent acquisitions of BBG, ECL, Lee & Allen, NECG, TCA, and InteCap have significantly expanded our client base, which may increase the frequency with which we encounter conflicts of interest. Moreover, in many industries in which we provide consulting services, such as in the telecommunications industry, there has been a continuing trend toward business consolidations and strategic alliances. These consolidations and alliances reduce the number of potential clients for our services and increase the chances that we will be unable to continue some of our ongoing engagements or accept new engagements as a result of conflicts of interests.

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

        In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We could incur substantial costs in prosecuting or defending any intellectual property litigation, which could adversely affect our operating results and financial condition.

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

The market price of our common stock may be volatile

        The market price of our common stock has fluctuated widely and may continue to do so. For example, from May 13, 2005, to May 12, 2006, the trading price of our common stock ranged from a high of $58.47 per share to a low of $40.23 per share. Many factors could cause the market price of our common stock to rise and fall. Some of these factors are:

  •
  variations in our quarterly results of operations;

  •
  the hiring or departure of key personnel or non-employee experts;

  •
  changes in our professional reputation;

  •
  the introduction of new services by us or our competitors;

  •
  acquisitions or strategic alliances involving us or our competitors;

  •
  changes in accounting principles or methods, such as SFAS No. 123R;

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

        On March 30, 2006, we issued an aggregate of 1,405 shares of our common stock to Across the Charles Inc. (formerly known as Tabors, Caramanis & Associates, Inc.), as part of the earn-out provisions contained in our agreement to acquire Tabors, Caramanis & Associates, Inc. We relied on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving any public offering.

ITEM 3. Defaults Upon Senior Securities

        None.

ITEM 4. Submission of Matters to a Vote of Security Holders

        On April 21, 2006, we held our annual meeting of shareholders. Our shareholders elected Basil L. Anderson, Ronald T. Maheu, and Nancy L. Rose to serve as Class II directors for three-year terms. In addition, the terms of office of our other directors, James C. Burrows, William F. Concannon, Franklin M. Fisher, Rowland T. Moriarty, Steven C. Salop, and Carl Shapiro continued after our annual meeting of shareholders. Our shareholders also voted to approve our 2006 Equity Incentive Plan.

The votes cast to elect the Class II directors were:

Director	Votes For	Votes Withheld
Basil L. Anderson	9,287,412	670,419
Ronald T. Maheu	9,072,730	885,101
Nancy L. Rose	9,262,201	695,630

The votes cast to approve our 2006 Equity Incentive Plan were:

For	Against	Abstain	Non-Vote
7,005,440	2,216,678	1,627	734,086

ITEM 5. Other Information

        None.

ITEM 6. Exhibits

Item No.	Description
4.1	Specimen certificate for common stock (incorporated by reference to Exhibit 4.4 of our registration statement on form S-8 filed on April 21, 2006)
10.1	2006 Equity Incentive Plan (incorporated by reference to Annex A of our definitive proxy statement filed on March 27, 2006).
10.2
Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of our current report on form 8-K filed on April 27, 2006).
10.3
Form of Restricted Stock Agreement for Employee or Independent Contractor Awards under the 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of our current report on form 8-K filed on April 27, 2006).
10.4	Letter agreement with J. Phillip Cooper dated April 18, 2006.
10.5
Third Amendment to Loan Agreement, dated as of April 17, 2006, by and between CRA International, Inc. and Citizens Bank of Massachusetts (incorporated by reference to Exhibit 10.1 of our current report on form 8-K filed on April 19, 2006).
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1	Section 1350 certification

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRA INTERNATIONAL, INC.
Date: June 21, 2006	By:	/s/ JAMES C. BURROWS James C. Burrows President, Chief Executive Officer
Date: June 21, 2006	By:	/s/ WAYNE D. MACKIE Wayne D. Mackie Vice President, Treasurer, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Item No.	Description
4.1	Specimen certificate for common stock (incorporated by reference to Exhibit 4.4 of our registration statement on form S-8 filed on April 21, 2006)
10.1	2006 Equity Incentive Plan (incorporated by reference to Annex A of our definitive proxy statement filed on March 27, 2006).
10.2
Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of our current report on form 8-K filed on April 27, 2006).
10.3
Form of Restricted Stock Agreement for Employee or Independent Contractor Awards under the 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of our current report on form 8-K filed on April 27, 2006).
10.4	Letter agreement with J. Phillip Cooper dated April 18, 2006.
10.5
Third Amendment to Loan Agreement, dated as of April 17, 2006, by and between CRA International, Inc. and Citizens Bank of Massachusetts (incorporated by reference to Exhibit 10.1 of our current report on form 8-K filed on April 19, 2006).
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1	Section 1350 certification