Form 10-Q
period 2006-09-01
CRA INTERNATIONAL, INC.
filed 2006-10-11
CIK 1053706

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 1, 2006
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 10, 2006
Common Stock, no par value per share	11,578,442 shares

CRA International, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

CRA International, Inc.

Condensed Consolidated Statements of Income (unaudited)

(In thousands, except per share data)

	Sixteen Weeks Ended		Forty Weeks Ended
	September 1, 2006	September 2, 2005	September 1, 2006	September 2, 2005
Revenues	$107,001	$92,515	$263,568	$221,674
Costs of services	68,208	54,893	166,573	131,925

Gross profit	38,793	37,622	96,995	89,749
Selling, general and administrative expenses	23,805	23,865	61,926	56,583

Income from operations	14,988	13,757	35,069	33,166
Interest income	1,597	660	3,831	1,272
Interest expense	(1,025)	(1,044)	(2,561)	(2,579)
Other income (expense)	(130)	103	(303)	(110)

Income before provision for income taxes, minority interest, and equity method investment gain (loss)	15,430	13,476	36,036	31,749
Provision for income taxes	(6,218)	(5,458)	(14,575)	(13,752)

Income before minority interest and equity method investment gain (loss)	9,212	8,018	21,461	17,997
Minority interest	—	(132)	141	(3)
Equity method investment gain (loss), net of tax	(496)	—	(496)	—

Net income	$8,716	$7,886	$21,106	$17,994

Net income per share:
Basic	$0.76	$0.73	$1.85	$1.75

Diluted	$0.71	$0.66	$1.73	$1.58

Weighted average number of shares outstanding:
Basic	11,529	10,782	11,389	10,308

Diluted	12,252	12,010	12,207	11,416

See accompanying notes.

CRA International, Inc.

Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except share data)

	September 1, 2006	November 26, 2005
Assets
Current assets:
Cash and cash equivalents	$113,213	$115,203
Accounts receivable, net of allowances for doubtful accounts of $5,585 in 2006 and $5,041 in 2005	69,388	64,368
Unbilled services	35,461	28,474
Prepaid expenses and other assets	3,965	5,597
Deferred income taxes	17,275	13,343

Total current assets	239,302	226,985
Property and equipment, net	25,156	25,892
Goodwill	140,088	115,219
Intangible assets, net of accumulated amortization of $4,713 in 2006 and $3,048 in 2005	9,358	7,299
Deferred income taxes, net of current portion	4,191	6,320
Other assets	9,290	5,830

Total assets	$427,385	$387,545

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$10,349	$13,670
Accrued expenses	67,317	61,895
Deferred revenue and other liabilities	1,203	2,066
Deferred compensation	2,865	—
Current portion of notes payable to former shareholders	972	972

Total current liabilities	82,706	78,603
Notes payable to former shareholders, net of current portion	242	242
Convertible debentures payable	90,000	90,000
Deferred rent	5,017	5,807
Deferred compensation and other non-current liabilities	577	3,056
Deferred income taxes	3,209	2,973
Minority interest	—	2,244
Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 11,538,892 and 11,243,100 shares issued and outstanding in 2006 and 2005, respectively	132,412	118,775
Receivables from employees	(2,705)	(3,398)
Retained earnings	110,696	89,590
Foreign currency translation	5,231	(347)

Total shareholders' equity	245,634	204,620

Total liabilities and shareholders' equity	$427,385	$387,545

See accompanying notes.

CRA International, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Forty Weeks Ended
	September 1, 2006	September 2, 2005
Operating activities:
Net income	$21,106	$17,994
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,610	5,665
Loss on disposal of property and equipment	88	67
Deferred rent	(790)	(551)
Share-based compensation expense	3,543	124
Tax benefit from stock option exercises	—	4,917
Deferred income taxes	(1,914)	2,998
Equity in losses of NeuCo	496	—
Minority interest	(141)	3
Changes in operating assets and liabilities, exclusive of acquisitions:
Accounts receivable	(4,116)	(44)
Unbilled services	(6,926)	(5,170)
Prepaid expenses and other assets	(318)	2,394
Accounts payable, accrued expenses, and other liabilities	3,264	(298)

Net cash provided by operating activities	21,902	28,099
Investing activities:
Purchase of property and equipment	(4,809)	(12,144)
Sale of investments	—	1,797
Purchases of investments	—	(368)
Reduction in cash due to deconsolidation of NeuCo	(4,815)	—
Acquisitions of business, net of cash acquired	(19,119)	(24,193)

Net cash used in investing activities	(28,743)	(34,908)
Financing activities:
Excess tax benefits from share-based compensation	1,372	—
Collections on receivables from shareholders	409	286
Issuance of common stock, net of offering costs	—	35,938
Repurchases of common stock	(2,535)	—
Issuance of common stock upon exercise of stock options	6,396	8,401
Payments on notes payable to former shareholders	—	(110)

Net cash provided by financing activities	5,642	44,515
Effect of foreign exchange rates on cash and cash equivalents	(791)	276

Net increase (decrease) in cash and cash equivalents	(1,990)	37,982
Cash and cash equivalents at beginning of period	115,203	65,611

Cash and cash equivalents at end of period	$113,213	$103,593

Non-cash investing activities:
Effect of equity method investment in NeuCo	$(258)	$—

Non-cash financing activities:
Issuance of common stock for acquired business	$5,409	$7,616

Notes receivable in exchange for shares	$60	$100

Supplemental cash flow information:
Cash paid for income taxes	$17,374	$4,637

Cash paid for interest	$2,722	$2,628

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

        On May 23, 2006, CRA completed the acquisition of the assets of The Ballentine Barbera Group, LLC ("BBG"), a Washington, D.C.-based independent consulting firm focusing on transfer pricing services.

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

        On April 30, 2004, CRA completed its acquisition of InteCap, Inc. ("InteCap"), a leading intellectual property consulting firm in the United States of America specializing in economic, financial, and strategic issues related to intellectual property and complex commercial disputes.

2.    Unaudited Interim Consolidated Financial Statements and Estimates

        The condensed consolidated statements of income for the sixteen and forty weeks ended September 1, 2006, and September 2, 2005, the condensed consolidated balance sheet as of September 1, 2006, and the condensed consolidated statements of cash flows for the forty weeks ended September 1, 2006, and September 2, 2005, are unaudited. The November 26, 2005 consolidated balance sheet is derived from CRA's audited consolidated financial statements included in its Annual Report on Form 10-K as of that date. In the opinion of management, these statements include all adjustments necessary for a fair presentation of CRA's consolidated financial position, results of operations, and cash flows. The consolidated statements of income include the operations of CRA's acquired companies since their respective dates of acquisition.

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make significant estimates and judgments that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates in these consolidated financial statements include, but are not limited to, allowance for doubtful accounts, revenue recognition on fixed price contracts, depreciation of property and equipment, valuation of share-based compensation, valuation of acquired intangible assets, accrued and deferred income taxes, valuation allowances on deferred tax assets, and accrued bonuses and other accrued expenses. These items are monitored and analyzed by the Company for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. CRA bases its estimates on historical experience and various other assumptions that CRA believes to be reasonable under the circumstances. Actual results may differ from those estimates if CRA's assumptions based on past experience or other assumptions do not turn out to be substantially accurate.

3.    Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. In addition, the consolidated financial statements through the second quarter ended May 12, 2006 included NeuCo, Inc. ("NeuCo"), a company founded by CRA and an affiliate of Commonwealth Energy Systems in June 1997. NeuCo's financial results were consolidated with that of CRA through the second quarter ended May 12, 2006, as CRA held approximately 50 percent interest in NeuCo, which combined with CRA officers' holding three Board of Directors seats and other considerations, represented control. These directors received NeuCo stock options in connection with their NeuCo Board of Director responsibilities. The portion of the results of operations of NeuCo allocable to its other owners was shown as "minority interest" on CRA's consolidated statements of income, and that amount, along with the capital contributions to NeuCo of its other owners, was shown as "minority interest" on CRA's condensed consolidated balance sheets. During the third quarter ended September 1, 2006, NeuCo completed the acquisition of Pegasus Technologies ("Pegasus"). Through the acquisition of Pegasus, the Company's interest in NeuCo has been reduced to 36.4 percent. As such, the Company began accounting for its investment in NeuCo under the equity method of accounting from the date of this change. For further details regarding this transaction, see Note 4 of the Notes to Condensed Consolidated Financial Statements. All intercompany accounts have been eliminated.

4.    Equity Investment

        During the third fiscal quarter ended September 1, 2006, NeuCo completed the acquisition of Ohio-based Pegasus, a majority-owned subsidiary of Rio Tinto America Services Company. As part of the transaction and subject to court approval, the litigation between NeuCo and Pegasus pending in the United States District Court for the Northern District of Ohio, Civil Action No. 1:05-CV-736, has been terminated. As a result of the transaction, Pegasus equity holders received an equity interest equal to 26.5 percent of the outstanding common stock and equivalents in NeuCo post-transaction, and will receive annual cash payments subject to the achievement of certain performance metrics with a minimum aggregate value of $3.5 million.

        Through the acquisition of Pegasus, the Company's interest in NeuCo has been reduced from 49.6 percent as of May 12, 2006, to 36.4 percent as of September 1, 2006. As such, starting in the third quarter ended September 1, 2006, the Company began accounting for its remaining investment in

NeuCo under the equity method of accounting. Prior to NeuCo's acquisition of Pegasus and the resulting reduction of CRA's interest in NeuCo, NeuCo's financial results had been consolidated with that of CRA. This is also referred to herein as the "deconsolidation" of NeuCo.

        The equity method of accounting is used for investments in which CRA has the ability to exercise significant influence but does not have effective control. Significant influence is generally deemed to exist when CRA has an ownership interest in the voting stock of the investee of between 20% and 50%. Under this method, the investment, originally recorded at cost and adjusted to reflect CRA's share of changes in NeuCo's capital, is further adjusted to recognize the Company's share of net earnings or losses of NeuCo as they occur rather then as dividends or other distributions as received. CRA's share of net earnings or loss in NeuCo would also include any other-than-temporary declines in fair value recognized during the period, if any. Changes in CRA's proportionate share of the underlying equity of NeuCo, which result from the issuance of additional equity securities by NeuCo, are recognized as increases or decreases in shareholders' equity, net of related tax effects, if any.

        In connection with NeuCo's acquisition of Pegasus and the resulting change to the equity method of accounting, CRA recorded an adjustment to reduce equity by $0.3 million, which is net of tax. The Company records its equity in the income or losses of NeuCo and reports such amounts in equity method investment gain (loss), net of tax in the accompanying Condensed Consolidated Statements of Income. For the quarter ending September 1, 2006, the Company's equity in the losses of NeuCo totaled $496,000, which is net of tax of $348,000, which includes CRA's share of the $1.1 million legal settlement with Pegasus. At September 1, 2006, the carrying value of the Company's equity investment in NeuCo was $1.8 million and is reported in other non-current assets.

5.    Reclassifications

        Certain amounts in prior periods' consolidated financial statements presented have been reclassified to conform to the current period's presentation. These reclassifications include (i) separate disclosure for "share-based compensation expense" on the consolidated statements of cash flows, which was previously within "depreciation and amortization", and (ii) reclassification of "unearned stock compensation", which was previously shown as a separate line item in shareholder's equity on the consolidated balance sheets, and is now included in common stock.

6.    Fiscal Year

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

7.    Revenue Recognition

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

        Revenues also include reimbursements, or expenses billed to clients, including travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. These reimbursable expenses included in revenues are as follows (in thousands):

	Sixteen Weeks Ended		Forty Weeks Ended
	September 1, 2006	September 2, 2005	September 1, 2006	September 2, 2005
Reimbursable expenses billed to clients	$12,550	$10,977	$30,412	$25,436

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

8.    Share-Based Compensation

        CRA adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payments" ("SFAS No. 123R") in the first quarter of fiscal 2006 using the modified prospective application method and began accounting for equity-based compensation using a fair value based recognition method. Under the fair value recognition requirements of SFAS No. 123R, share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. Prior to the adoption of SFAS No. 123R, CRA followed the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), to account for its employee stock options. Historically, all stock options have been granted with an exercise price equal to the fair market value of the common stock on the date of grant. Accordingly, no compensation expense was recognized from option grants to employees and directors. However, compensation expense was recognized in connection with the issuance of stock options to non-employee consultants pursuant to EITF 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees" (EITF 96-18).

        SFAS No. 123R requires the actual benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under APB No. 25. This requirement reduces reported operating cash flows and increases reported financing cash flows in periods after adoption. As a result, net financing cash flows included approximately $1.4 million for the forty weeks ended September 1, 2006, from the benefits of tax deductions in excess of recognized compensation cost. Under prior accounting rules, this amount would have been included in net operating cash flows. Total cash flow remains unchanged from what would have been reported under prior accounting rules.

        CRA utilizes the straight-line attribution method for recognizing share-based compensation expense under SFAS No. 123R. CRA recorded $1.4 million and $3.4 million of compensation expense in the sixteen and forty weeks ended September 1, 2006, respectively, for share-based payment awards made to the Company's employees and directors consisting of stock options and restricted stock awards issued based on the estimated fair values. Compensation expense, net of tax, was $0.9 million and $2.5 million in the sixteen and forty weeks ended September 1, 2006, respectively, for share-based payment awards made to the Company's employees and directors consisting of stock options and restricted stock awards issued based on the estimated fair values. The impact of share based compensation expense on diluted earning per share was $0.08 and $0.21 for the sixteen and the forty weeks ended September 1, 2006, respectively.

        Results for the sixteen and forty weeks ended September 2, 2005 have not been restated. Had compensation expense for employee stock options been determined based on fair value at the grant date consistent with SFAS No. 123, with stock options expensed using the straight-line attribution method, CRA's net income and earnings per share for the sixteen and forty weeks ended September 2,

2005 would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	Sixteen Weeks Ended September 2, 2005	Forty Weeks Ended September 2, 2005
Net income—as reported (Under APB No. 25)	$7,886	$17,994

Deduct: Total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,420)	(3,150)

Net income—pro forma	$6,466	$14,844

Basic net income per share—as reported	$0.73	$1.75

Basic net income per share—pro forma	$0.60	$1.44

Diluted net income per share—as reported	$0.66	$1.58

Diluted net income per share—pro forma	$0.54	$1.30

        The weighted average fair market value using the Black-Scholes option-pricing model of the options granted was $16.28 for the sixteen weeks ended September 1, 2006 and September 2, 2005. The weighted average fair market value using the Black-Scholes option-pricing model of the options granted was $15.44 and $15.69 for the forty weeks ended September 1, 2006, and September 2, 2005, respectively. The fair market value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Sixteen Weeks Ended		Forty Weeks Ended
	September 1, 2006	September 2 2005	September 1, 2006	September 2, 2005
Risk-free interest rate	5.1%	3.7%	4.6%	3.8%
Expected volatility	35%	35%	36%	34%
Weighted average expected life (in years)	4.0	3.9	3.6	3.8
Expected dividends	0.0%	0.0%	0.0%	0.0%

        The risk-free interest rate is based on US Treasury interest rates whose term is consistent with the expected life of the stock options. Expected volatility and expected life are based on the Company's historical experience. Expected dividend yield was not considered in the option pricing formula since CRA does not pay dividends and has no current plans to do so in the future. The forfeiture rate used was based upon historical experience. As required by SFAS No. 123R, CRA will adjust the estimated forfeiture rate based upon actual experience.

        CRA maintains share-based compensation plans that use restricted stock, stock options and an employee stock purchase plan to provide incentives to its directors, employees and independent contractors. At CRA's annual meeting of shareholders held on April 21, 2006, its shareholders approved the 2006 Equity Incentive Plan (the "2006 Incentive Plan"). The 2006 Incentive Plan authorizes the grant of a variety of incentive and performance awards to its directors, employees and independent contractors, including incentive stock options, nonqualified stock options, restricted stock awards, restricted stock unit awards, performance awards and other share-based awards. The maximum number of shares of CRA's common stock issuable under the 2006 Incentive Plan is equal to 1,158,333 shares, which includes 658,333 shares that remained available for future awards under the Company's 1998 Incentive and Nonqualified Stock Option Plan (the "1998 Plan") as of April 21, 2006. This amount may be increased by up to 341,667 shares to the extent that any stock options that have been issued under the 1998 Plan are forfeited or terminated after April 21, 2006. As of September 1, 2006, 115,121 shares of our common stock have been issued as restricted stock under the 2006 Incentive Plan, options to purchase 25,000 shares of our common stock have been issued under the 2006 Incentive Plan, and 952,931 shares of our common stock remain available for future issuance under the 2006 Incentive Plan.

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

        A summary of option activity from all plans is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at November 26, 2005	2,127,514	$30.44
Fiscal 2006:
Granted	47,500	47.56
Exercised	(230,903)	27.70
Canceled	(42,221)	36.50

Outstanding at September 1, 2006	1,901,890	31.07	7.13	$28,526

Options exercisable at September 1, 2006	1,239,990	$27.86	6.66	$22,121

        The aggregate intrinsic value of stock options exercised during the forty weeks ended September 1, 2006 was approximately $3.9 million.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at September 1, 2006	Weighted-Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable at September 1, 2006	Weighted- Average Exercise Price
$ 8.88 – 14.03	277,189	5.54	$13.00	229,193	$12.91
$16.37 – 22.81	307,638	5.17	$20.35	247,946	$20.03
$23.00 – 31.63	55,100	5.99	$27.84	49,766	$27.58
$32.09 – 32.09	284,218	7.70	$32.09	100,868	$32.09
$32.26 – 32.26	436,729	7.69	$32.26	406,679	$32.26
$34.05 – 50.09	436,766	8.48	$43.69	154,788	$40.23
$50.69 – 53.72	104,250	8.14	$51.82	50,750	$52.40

Total	1,901,890	7.13	$31.07	1,239,990	$27.86

        The following table summarizes the status of CRA's non-vested options since November 26, 2005:

	Non-vested Options
	Number of Shares	Weighted- Average Fair Value
Non-vested at November 26, 2005	1,015,652	$12.06
Granted	47,500	15.44
Vested	(375,015)	12.10
Forfeited	(26,237)	11.70

Non-vested at September 1, 2006	661,900	$12.20

        The total fair value of options vested during the forty weeks ended September 1, 2006 was $4.5 million. As of September 1, 2006, there was $5.8 million of total unrecognized compensation cost related to non-vested stock options granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.3 years.

        The following table summarizes the status of CRA's non-vested restricted stock awards since November 26, 2005:

	Non-vested Restricted Stock
	Number of Shares	Weighted- Average Fair Value
Non-vested at November 26, 2005	—	$—
Granted	115,121	49.74
Vested	(500)	50.45
Forfeited	(1,500)	50.45

Non-vested at September 1, 2006	113,121	$49.72

        During the forty weeks ended September 1, 2006, following the approval of the 2006 Equity Incentive Plan, CRA granted restricted stock awards to its non-employee directors and certain employees totaling 115,121 shares. Generally, these shares will vest in four equal annual installments beginning on the first anniversary of the date of grant and were granted subject to the execution of a restricted stock agreement. The compensation cost recognized in connection with these shares was $416,000 and $513,000 for the sixteen and forty weeks ended September 1, 2006, respectively, and total unrecognized compensation cost related to restricted stock was $5.1 million, which is expected to be recognized over a weighted-average period of 3.7 years.

        The Company has adopted the 1998 Employee Stock Purchase Plan. The Stock Purchase Plan authorizes the issuance of up to an aggregate of 243,000 shares of common stock to participating employees at a purchase price equal to 85 percent of fair market value on either the first or the last day of the one-year offering period under the Stock Purchase Plan. In the forty weeks ending September 1, 2006 and September 2, 2005, there were no offering periods under the Stock Purchase Plan and no shares were issued.

9.    Business Acquisitions

        On May 23, 2006, CRA acquired certain assets of BBG, an independent consulting firm focusing on transfer pricing services headquartered in Washington, DC, for approximately $22.9 million (after adding acquisition costs and transaction fees paid or accrued). The purchase price consisted of $17.9 million in cash and $5.0 million in CRA restricted stock. CRA has paid $17.6 million of the cash portion of the purchase price and the remaining $0.3 million of the cash portion is payable in January 2007. The purchase agreement for the assets of BBG provides for additional purchase consideration for up to five years following the transaction in the form of an earnout, if specific performance targets are met. These earnouts are payable in cash and/or CRA common stock. Any additional payments related to this contingency will be accounted for as additional goodwill. The acquisition has been accounted for under the purchase method of accounting, and the results of operations have been included in the accompanying statements of income from the date of acquisition. The BBG acquisition added approximately 35 employee consultants. The following is a preliminary allocation of the purchase price to the estimated fair value of assets acquired and liabilities assumed for the BBG acquisition. The allocation of the purchase price for the BBG acquisition will be finalized as

CRA receives other information relevant to the acquisition, including a valuation and appraisal of the intangibles, and completes its analysis of other transaction-related costs, such as exit costs related to lease obligations. The final purchase price allocations for this acquisition may be different from the preliminary estimates presented below. The impact of any adjustments to the final purchase price allocation for BBG is not expected to be material to CRA's results of operations for fiscal 2006.

Assets Acquired:
Property and equipment	$499
Intangible assets	3,405
Goodwill	19,148

Total assets acquired	$23,052

Liabilities Assumed:
Accrued expenses	$192

Total liabilities assumed	$192

Net assets acquired	$22,860

        In connection with the BBG acquisition, CRA plans to eliminate duplicate offices. Any exit costs incurred by CRA related to BBG-acquired offices in the twelve-month period following the date of acquisition will be recognized as a liability assumed as of the acquisition date, resulting in additional goodwill.

        On June 16, 2005, CRA's U.K. subsidiary completed the acquisition of all of the equity of ECL, a London-based provider of competition economics in Europe, formerly known as Lexecon Ltd. CRA purchased ECL for approximately $16.8 million valued using foreign exchange rates as of the date of acquisition (after deducting cash acquired, and adding acquisition costs and transaction fees paid or accrued). The purchase price consisted of $12.6 million in cash and $4.2 million in loan notes that were exchanged for 78,265 restricted shares of CRA's common stock. These shares carry restrictions with respect to when they can be sold. The acquisition has been accounted for under the purchase method of accounting, and the results of operations have been included in the accompanying statements of income from the date of acquisition. The ECL acquisition added approximately 25 employee consultants. CRA may be required to pay additional purchase consideration over the four years following the transaction, in cash or stock, if specific performance targets are met. These payments and any additional payments related to this contingency will be accounted for as additional goodwill. During the third quarter of fiscal 2006, CRA recorded exit costs totaling $0.8 million related to duplicate ECL-acquired offices, resulting in additional goodwill.

        On April 27, 2005, CRA's U.K. subsidiary completed the acquisition of all of the equity of Lee & Allen, a London-based consulting firm offering financial dispute resolution and forensic accounting services to the corporate, legal, and regulatory markets. CRA purchased Lee & Allen for approximately $17.1 million valued using foreign exchange rates as of the date of the acquisition (after deducting cash acquired, and adding a working capital adjustment, acquisition costs and transaction fees paid or accrued). The purchase price consisted of $13.3 million in cash and $3.8 million in loan notes that were exchanged for 77,343 restricted shares of CRA's common stock. These shares carry restrictions with respect to when they can be sold. CRA may be required to pay additional purchase consideration over the four years following the transaction, in cash and CRA stock, if specific performance targets are met. Any additional earnout payments related to this contingency will be accounted for as additional goodwill. The acquisition has been accounted for under the purchase method of accounting, and the results of operations have been included in the accompanying statements of income from the date of acquisition. The Lee & Allen acquisition added approximately 40 employee consultants.

        During fiscal 2004, the Company made three acquisitions as follows: InteCap, Inc., a leading intellectual property consulting firm in the United States of America, for approximately $79.4 million (after deducting cash acquired, and adding acquisition costs and transaction fees); TCA, a Cambridge, Massachusetts-based economics and engineering consulting firm, for approximately $7.8 million (after adding a working capital adjustment, acquisition costs, and transaction fees); and NECG, an Australian-based regulatory and economic consulting firm, for approximately $10.8 million valued using foreign exchange rates as of the date of the acquisition (after deducting cash acquired, and after adding a working capital adjustment, acquisition costs and transaction fees). These acquisitions have been accounted for under the purchase method of accounting, and the results of operations have been included in the accompanying statements of income for all periods presented.

        The purchase agreements for BBG, ECL, Lee & Allen, TCA and NECG provide for additional purchase consideration for up to five years following the transactions, if specific performance targets are met. These earnouts are payable in cash and/or CRA common stock. During the fourth quarter of fiscal 2005, CRA recorded an additional $1.1 million of purchase price related to these acquisitions, which were paid in cash and stock during the second quarter of fiscal 2006. During the third quarter of fiscal 2006, CRA recorded an additional $1.5 million of purchase price related to these acquisitions. These payments, and any additional payments related to these contingencies, have been and will be accounted for as additional goodwill.

        CRA has not furnished pro forma financial information relating to the BBG, ECL, and Lee & Allen acquisitions because such information is not material.

10.    Goodwill and Intangible Assets

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

        The changes in the carrying amount of goodwill during the forty weeks ended September 1, 2006, are as follows (in thousands):

Balance at November 26, 2005	$115,219
Goodwill acquired—BBG acquisition (preliminary estimate)	19,148
Adjustments to beginning balances and additional purchase price	1,948
Effect of foreign currency translation	3,773

Balance at September 1, 2006	$140,088

        The net amount of goodwill as of September 1, 2006, includes $19.1 million from the BBG acquisition. The remaining net goodwill balance is attributed to acquisitions which occurred prior to fiscal 2006. The goodwill amount for the BBG acquisition reflects CRA's preliminary purchase price allocation and is subject to change. This preliminary purchase price allocation is based upon CRA's estimate of respective fair values, and will be finalized as CRA receives other information relevant to this acquisition, including a valuation and appraisal of the intangibles, and completes its analysis of other transaction-related costs, such as exit costs related to lease obligations.

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

        The components of acquired identifiable intangible assets are as follows (in thousands):

	September 1, 2006	November 26, 2005
Non-competition agreements, net of accumulated amortization of $2,300 and $1,568, respectively	$4,289	$2,554
Customer relationships, net of accumulated amortization of $732 and $474, respectively	1,149	196
Trademarks, net of accumulated amortization of $598 and $278, respectively	484	74
Other intangible assets, net of accumulated amortization of $1,083 and $728, respectively	3,436	4,475

	$9,358	$7,299

        Non-competition agreements are amortized on a straight-line basis over the related estimated lives of the agreements (ten years). Customer relationships and trade names are amortized on a straight-line basis over their remaining useful lives (four to ten years). Other intangible assets, net of accumulated amortization, as of September 1, 2006 includes an estimated $3.2 million related to the BBG acquisition. The valuations related to these intangible assets will be finalized pending a valuation of the intangible assets. Other intangible assets for fiscal 2005 included $2.1 million related to the Lee & Allen acquisition and $2.1 million related to the ECL acquisition. The valuation for intangible assets related to the Lee & Allen and ECL acquisitions were finalized during the forty weeks ended September 1, 2006, which caused increases in the values allocated to non-competition agreements, customer relationships, and trademarks, as well as a decrease in other intangible assets.

11.    Private Placement of Convertible Debt and Other Financing

        Private Placement of Convertible Debt.    In 2004, CRA completed a private placement of $90 million of 2.875% convertible senior subordinated debentures due 2034. The debentures are CRA's direct, unsecured senior subordinated obligations and rank junior in right of payment to CRA's existing bank line of credit and any future secured indebtedness that CRA may designate as senior indebtedness. Interest of approximately $1.3 million, is payable semi-annually on June 15 and December 15. Holders of the debentures may convert them, as described below, only under the following circumstances:

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

        Pursuant to the terms of the indenture governing the debentures, since the closing stock price did not equal or exceed the $50 per share contingent conversion trigger price for 20 out of 30 consecutive trading days ending on September 1, 2006, holders of the debentures are not able to exercise their right to convert the bonds during the fourth quarter of fiscal 2006. This test is repeated each fiscal quarter. Since holders of the debentures are not able to exercise their right to convert the bonds as of September 1, 2006, the Company has classified the $90 million convertible debt as long-term debt as of September 1, 2006, in the accompanying consolidated balance sheet. In June 2005, the Company amended its loan agreement with its bank to increase the existing line of credit from $40 million to $90 million to mitigate the potential liquidity risk, and to provide funding if required, in the event of conversion by the debenture holders. CRA believes that in the event the contingent conversion trigger price is met, it is unlikely that a significant percentage of bondholders will exercise their right to convert because the debentures have traded at a premium over their conversion value.

        CRA capitalized $3.3 million in debt issuance costs related to this offering, which are being amortized as a component of interest expense on a straight-line basis over seven years, through 2011, which is the first year in which CRA may be required to repurchase all or any portion of the debentures. These debt issuance costs, net of accumulated amortization of $1.1 million, are included in other assets in the consolidated balance sheet as of September 1, 2006.

        The contingent interest feature included in the debenture represents an embedded derivative under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" that must be recorded at fair value as of September 1, 2006. The Company has determined that the fair value of the contingent interest feature is de minimis as of September 1, 2006, based upon economic, market and other conditions in effect as of this date. There are no other embedded derivatives associated with the Company's convertible debentures.

        The Company has agreed with the debenture holders to reserve the maximum number of shares of common stock that may be issued upon conversion of the debentures.

        Borrowings under the Revolving Line of Credit.    CRA is party to a senior loan agreement with its bank for a $90 million revolving line of credit with a maturity date of April 30, 2009. Subject to the terms of the agreement, CRA may use borrowings under this line of credit for acquisition financing, working capital, general corporate purposes, letters of credit, and foreign exchange contracts. The available line of credit is reduced, as necessary, to account for certain letters of credit outstanding. The $90 million credit facility allows CRA to mitigate the potential liquidity risk, and to provide funding if required, in the event of conversion by the debenture holders. Funds available under the expanded facility will allow CRA to continue to classify up to $90 million of its convertible debentures as long-term debt, rather than short-term, and will give CRA additional flexibility to meet its unforeseen financial requirements. Other than for letters of credit outstanding, there were no amounts outstanding under this line of credit as of September 1, 2006, and the line of credit then available was $89.2 million.

        Borrowings under CRA's credit facility bear interest, at its option, either at LIBOR plus an applicable margin or at the prime rate. Applicable margins range from 0.75% to 1.50%, depending on the ratio of CRA's consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the preceding four fiscal quarters, subject to various adjustments stated in the senior loan agreement. These margins are adjusted both quarterly and each time CRA borrows under the credit facility. Interest is payable monthly. A commitment fee of 0.165% is payable on the unused portion of the credit facility. Borrowings under the credit facility are secured by 100% of the stock of certain of CRA's U.S. subsidiaries and by 65% of the stock of certain of CRA's foreign subsidiaries, amounting to net assets of approximately $105.3 million as of September 1, 2006.

12.    Shareholders' Equity

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

        Issuances of Common Stock in Connection with Business Acquisitions.    In August 2006, the Company issued 7,732 shares of its common stock valued at approximately $0.3 million as part of additional consideration paid relating to an earnout agreement for the acquisition of ECL. In May 2006, the Company issued 110,234 shares of its common stock valued at approximately $5 million as part of the consideration paid for the acquisition of BBG. In March 2006, the Company issued 1,405 shares of its common stock valued at approximately $0.1 million as part of additional consideration paid relating to an earnout agreement for the acquisition of TCA. In July 2005, the Company issued 70,533 restricted shares of its common stock valued at $3.8 million as part of the consideration paid for the acquisition of ECL. In May 2005, the Company issued an aggregate of 77,343 restricted shares of its common stock valued at $3.8 million as part of the consideration paid for the acquisition of Lee & Allen. In November 2004, the Company issued 75,261 restricted shares of its common stock valued at $3.0 million as part of the consideration paid for the acquisition of NECG, and 24,495 restricted shares of its common stock valued at $1.0 million as part of the purchase price for the acquisition of TCA. These shares have restrictions with respect to when they can be sold over a period of time of up to five years. The restricted shares issued in connection with all of these acquisitions are fully vested and held in escrow, until the restrictions have lapsed.

        Share-Based Compensation.    For the forty weeks ended September 1, 2006, income tax benefits on share-based compensation of $1.4 million were recorded as an increase to common stock. In addition, in accordance with newly adopted SFAS No. 123R, approximately $3.4 million of share-based compensation expense was recorded as an increase to common stock for share-based payment awards made to the Company's employees and directors, based on the estimated fair values of stock options and restricted stock awards vesting during the period.

        CRA also recorded $0.1 million in stock compensation expense during the first forty weeks of fiscal 2006 for options granted to external consultants. The options granted to external consultants are accounted for under variable accounting in accordance with SFAS No. 123 and EITF 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees" (EITF 96-18). These costs are being amortized over the related vesting period.

        Exercise of Stock Options.    During the forty weeks ended September 1, 2006, 230,903 options were exercised for $6.4 million in proceeds.

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

        Repurchase of Stock.    In July 2006, the Company announced that its Board of Directors authorized a multi-year stock repurchase program of up to a total of 500,000 shares of its common stock. The primary purpose of the repurchase plan will be to offset the dilutive impact of stock options and restricted stock grants that have been or may be granted to employees, independent directors, and non-employee consultants. During the sixteen weeks ended September 1, 2006, the Company repurchased 56,200 shares of its common stock at an aggregate price of approximately $2.5 million.

13.    Net Income per Share

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

	Sixteen Weeks Ended		Forty Weeks Ended
	September 1, 2006	September 2, 2005	September 1, 2006	September 2, 2005
Basic weighted average shares outstanding	11,529	10,782	11,389	10,308
Common stock equivalents:
Employee stock options	507	696	518	712
Shares underlying the debentures	216	532	300	396

Diluted weighted average shares outstanding	12,252	12,010	12,207	11,416

        Under EITF No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share", which is effective for periods ending after December 15, 2004, and EITF 90-19, "Convertible Bonds with Issuer Option to Settle for Cash upon Conversion", because of CRA's obligation to settle the par value of the convertible debentures in cash, the Company is not required to include any shares underlying the convertible debentures in its diluted weighted average shares outstanding until the average stock price per share for the quarter exceeds the $40 conversion price and only to the extent of the additional shares CRA may be required to issue in the event CRA's conversion obligation exceeds the principal amount of the debentures converted. At such time, only the number of shares that would be issuable (under the "treasury" method of accounting for share dilution) are included, which is based upon the amount by which the average stock price exceeds the conversion price. For the first $1 per share that CRA's average stock price exceeds the $40 conversion price of the debentures, CRA will include approximately 55,000 additional shares in CRA's diluted share count. For the second $1 per share that CRA's average stock price exceeds the $40 conversion price, CRA will include approximately 52,000 additional shares, for a total of approximately 107,000 shares, in CRA's diluted share count, and so on, with the additional shares' dilution falling for each $1 per share that CRA's average stock price exceeds $40 if the stock price rises further above $40 (see table, below). The average stock price for the sixteen and forty weeks ended September 1, 2006, was approximately $44 and $46 per share, respectively; therefore, 216,000 and 300,000 shares underlying the debentures were included in the diluted weighted average shares outstanding for the sixteen and forty weeks ended September 1, 2006, respectively, under the treasury stock method of accounting, as required by EITF 90-19. The average stock price for the sixteen and forty weeks ended September 2, 2005, was approximately $52 and $49 per share, respectively; therefore, 532,000 and 396,000 shares underlying the debentures were included in the diluted weighted average shares outstanding for the sixteen and forty weeks ended September 2, 2005, respectively.

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

        Basic weighted average shares outstanding for the sixteen and forty weeks ended September 1, 2006 include common stock issued in connection with the BBG acquisition and ECL earnout in May and August 2006, respectively, as well as the repurchase of 56,200 shares by CRA during the sixteen weeks ended September 1, 2006. The basic weighted average shares for the sixteen and forty weeks ended September 2, 2005 includes 710,000 shares sold by CRA and 138,187 options exercised related to the public offering of CRA's common stock in June 2005, as well as the common stock issued in connection with the ECL and Lee & Allen acquisitions in June and April 2005, respectively.

        As part of the earnout provisions included in the BBG, ECL, Lee & Allen, and TCA acquisition agreements, the Company may settle a portion of its obligations through the issuance of its common stock. Issuance of these shares is contingent upon certain provisions of the acquisition agreements. All shares for which the necessary conditions underlying the earnout provisions have been met as of September 1, 2006 are included in basic and diluted weighted average shares outstanding as of the point in time that the shares were issued.

14.    Comprehensive Income

        Comprehensive income represents net income reported in the accompanying consolidated statements of income adjusted for changes in CRA's foreign currency translation account. A reconciliation of comprehensive income is as follows (in thousands):

	Forty Weeks Ended
	September 1, 2006	September 2, 2005
Net income	$21,106	$17,994
Change in foreign currency translation	5,578	(981)

Comprehensive income	$26,684	$17,013

15.    Accounting Pronouncements

        In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which clarifies the accounting for uncertainty income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. CRA is in the process of evaluating the impact that FIN 48 will have on its consolidated financial statements.

        In November 2005, the FASB issued FASB Staff Position ("FSP") FAS115-1/124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and SFAS No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations", and APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock". CRA adopted this FSP during the first quarter of fiscal 2006 and it did not have a material impact on its financial statements.

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("Statement 154"), which replaces APB Opinion No. 20, "Accounting Changes", and SFAS No. 3 "Reporting Accounting Changes in Interim Financial Statements". This Statement changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, this Statement requires retrospective application to prior periods' financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of the change, the new principle must be applied as if it were adopted prospectively from the earliest date practicable. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This Statement does not change the transition provisions of any existing pronouncements. CRA does not believe that the adoption of Statement 154 will have a significant impact on its consolidated statement of income or financial condition.

        In March 2005, the FASB issued Interpretation 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), which clarifies that the term "conditional asset retirement obligation" as used in FASB Statement 143, "Accounting for Asset Retirement Obligations" ("Statement 143"), refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, which is generally upon acquisition, construction, or development and (or) through the normal course of operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Statement 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of the fiscal years ending after December 15, 2005. CRA is in the process of evaluating the impact that FIN 47 will have on its consolidated financial statements.

16.    Commitments & Contingencies

        In connection with the BBG acquisition completed during fiscal 2006, the ECL and Lee & Allen acquisitions completed during fiscal 2005, and the NECG and TCA acquisitions completed in fiscal 2004, CRA agreed to pay additional consideration, in cash, and CRA stock in certain of these acquisitions, contingent on the achievement of certain performance targets by the respective acquired businesses. CRA believes that it will have sufficient funds to satisfy any obligations related to the contingent consideration. CRA expects to fund these contingent cash payments, if any, from existing cash resources and cash generated from operations.

17.    Supplemental Consolidated Balance Sheet Information

Prepaid Expenses and Other Assets

        Prepaid expenses and other assets consist of the following:

	September 1, 2006	November 26, 2005
	(In thousands)
Prepaid insurance	$1,272	$977
Tenant allowance receivables	72	1,165
Income tax receivable	436	194
Employee advances and other receivables	522	1,700
Prepaid rent, subscriptions, maintenance agreements, and other	1,663	1,561

Total	$3,965	$5,597

Accrued Expenses

        Accrued expenses consist of the following:

	September 1, 2006	November 26, 2005
	(In thousands)
Compensation and related expenses	$56,752	$50,510
Income taxes payable	3,664	4,515
Accrued interest	637	1,205
Other	6,264	5,665

Total	$67,317	$61,895

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

Critical Accounting Policies

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates in these consolidated financial statements include, but are not limited to, allowance for doubtful accounts, valuation allowances on deferred tax assets, depreciation of property and equipment, valuation of share-based compensation, valuation of acquired intangible assets, accrued and deferred income taxes, and other accrued expenses. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if our assumptions based on past experience or our other assumptions do not turn out to be substantially accurate.

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

        Revenues also include reimbursements, or expenses billed to clients, including travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. These reimbursable expenses included in revenues are as follows (in thousands):

	Sixteen Weeks Ended		Forty Weeks Ended
	September 1, 2006	September 2, 2005	September 1, 2006	September 2, 2005
Reimbursable expenses billed to clients	$12,550	$10,977	$30,412	$25,436

        Our normal payment terms are 30 days from the invoice date. For the sixteen weeks ended September 1, 2006, and September 2, 2005, our average days sales outstanding (DSOs) were 108 days and 103 days, respectively. We calculate DSOs by dividing the sum of our accounts receivable and unbilled services balance, net of deferred revenue, at the end of the quarter by average daily revenues. Average daily revenues are calculated by dividing quarter revenues by the number of days in a quarter. Our project managers and finance personnel monitor payments from our clients and assess any collection issues. We maintain allowances for doubtful accounts for estimated losses resulting from clients' failure to make required payments. We base our estimates on our historical collection experience, current trends, and credit policy. In determining these estimates, we examine historical write-offs of our receivables and review client accounts to identify any specific customer collection issues. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Our failure to estimate accurately the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition, and results of operations. As of September 1, 2006, and November 26, 2005, $5.6 million and $5.0 million was provided for doubtful accounts, respectively.

        Share-based Compensation Expense.    We adopted SFAS No. 123R, "Share-Based Payments" in the first quarter of fiscal 2006 using the modified prospective application method and began accounting for our equity-based compensation using a fair value based recognition method. Under the fair value recognition requirements of SFAS No. 123R, share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. Prior to the adoption of SFAS No. 123R, we followed the intrinsic value method in accordance with APB No. 25 to account for our employee stock options. Historically, all stock options have been granted with an exercise price equal to the fair market value of the common stock on the date of grant. Accordingly, no compensation expense was recognized for option grants to employee and directors. However, compensation expense was recognized in connection with the issuance of stock options to non-employee consultants. SFAS No. 123R did not change the accounting for equity-based incentive compensation arrangements related to non-employees.

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

        At our annual meeting held in April 2006 our shareholders approved our 2006 Equity Incentive Plan. We expect that restricted stock awards available for grant under our 2006 Equity Incentive Plan will become a significant part of our share-based compensation structure going forward.

        Goodwill and Other Intangible Assets.    We account for acquisitions of consolidated companies under the purchase method of accounting pursuant to Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" (SFAS No. 141). Goodwill represents the purchase price of acquired businesses in excess of the fair market value of net assets acquired. Intangible assets consist principally of non-competition agreements, which are amortized on a straight-line basis over the related estimated lives of the agreements (ten years), as well as customer relationships, backlog, trade names, and property leases, which are amortized on a straight-line basis over their remaining useful lives (one to ten years).

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), goodwill and intangible assets with indefinite lives are not subject to amortization, but are monitored annually for impairment, or more frequently if there are indicators of impairment. Any impairment would be measured based upon the fair value of the related asset based on the provisions of SFAS No. 142. Because we have one reporting segment, under SFAS No. 142, we utilize the entity-wide approach for assessing goodwill for impairment and compare its market value to its net book value to determine if an impairment exists. There were no impairment losses related to goodwill in fiscal 2005, nor were there any indications of impairment in the forty weeks ended September 1, 2006. If we determine through the impairment review process that goodwill has been impaired, we would record the impairment charge in our consolidated statement of income. The goodwill amount for the BBG acquisition reflects management's preliminary purchase price allocation and is subject to change. This preliminary purchase price allocation is based upon management's estimate of respective fair values, and will be finalized as we receive other information relevant to this acquisition, including a valuation and appraisal of the intangible assets acquired, and complete our analysis of other transaction-related costs, such as exit costs related to lease obligations.

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

        If we determine that an impairment review is required, we review the expected future undiscounted cash flows to be generated by the assets. When we determine that the carrying value of intangible assets may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. We expect the valuation related to the BBG acquisition will be finalized in late fiscal 2006 or in fiscal 2007.

        Accounting for Income Taxes.    We record income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. Our financial statements contain certain deferred tax assets and liabilities that result from temporary differences between book and tax accounting, as well as net operating loss carryforwards. SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The decision to record a valuation allowance requires varying degrees of judgment based upon the nature of the item giving rise to the deferred tax asset. As a result of operating losses incurred in certain of our foreign subsidiaries, and uncertainty as to the extent and timing of profitability in future periods, we recorded valuation allowances during fiscal 2005 in certain of these foreign subsidiaries based on the facts and circumstances affecting each subsidiary. Had we not recorded these allowances, we would have reported a lower effective tax rate than was recognized in our statements of income in fiscal 2005. We did not record any valuation allowances during the first forty weeks of fiscal 2006.

        If the realization of deferred tax assets in the future changes to be considered more likely than not, an adjustment to the net deferred tax assets would increase net income in the period such determination was made, unless such adjustment related to purchased assets which would result in an adjustment to goodwill instead of an increase in net income. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is at least reasonably possible that changes in these estimates in the near term could materially affect our financial condition and results of operations. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state, or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction, differences in the tax deduction of share-based compensation as compared to the amounts previously provided for, and as a result of acquisitions.

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

Results of Operations—

        The following table provides operating information as a percentage of revenues for the periods indicated:

	Sixteen Weeks Ended		Forty Weeks Ende
	September 1, 2006	September 2, 2005	September 1, 2006	September 2, 2005
Revenues	100.0%	100.0%	100.0%	100.0%
Costs of services	63.8	59.3	63.2	59.5

Gross margin	36.2	40.7	36.8	40.5
Selling, general and administrative	22.2	25.8	23.5	25.5

Income from operations	14.0	14.9	13.3	15.0
Interest income	1.5	0.7	1.5	0.5
Interest expense	(1.0)	(1.1)	(1.0)	(1.2)
Other income (expense)	(0.1)	0.1	(0.1)	—

Income before provision for income taxes and minority interest and equity method investment gain (loss)	14.4	14.6	13.7	14.3
Provision for income taxes	(5.8)	(5.9)	(5.6)	(6.2)

Income before minority interest and equity method investment gain (loss)	8.6	8.7	8.1	8.1
Minority interest	—	(0.2)	0.1	—
Equity method investment gain (loss), net of tax	(0.5)	—	(0.2)	—

Net income	8.1%	8.5%	8.0%	8.1%

Results of Operations—Sixteen Weeks Ended September 1, 2006, Compared to Sixteen Weeks Ended September 2, 2005

        Revenues.    Revenues increased $14.5 million, or 15.7%, to $107.0 million for the third quarter of fiscal 2006 from $92.5 million for the third quarter of fiscal 2005. This growth is due primarily to an increased demand for our services, primarily outside of the United States of America. The BBG acquisition, which occurred at the beginning of the third quarter of fiscal 2006, contributed to the increase in revenues, but was partially offset by the deconsolidation of NeuCo. Our litigation revenues grew more than 30% from the third quarter of 2005, which was largely driven by a greater demand for our services primarily in our finance, competition, and intellectual property practice areas. In addition, our transfer pricing practice benefited from almost a full quarter of revenues from the BBG acquisition. Our finance practice increased nearly 30%, our competition practice grew by approximately 25%, and our intellectual property practice grew more than 5% from the third quarter of fiscal 2005. Our business consulting revenues for the third quarter of fiscal 2006 remained essentially unchanged compared with the third quarter of fiscal 2005. Revenues of the chemicals and petroleum practice increased by more than 10% compared with the third quarter of fiscal 2005, due in part to the increase in Middle East revenues and the continued expansion of our London-based operations, and our pharmaceuticals practice increased approximately 15% from the third quarter of fiscal 2005. This increase was offset by a decline in our energy and environment revenues, which were affected by the completion of a few merger projects before the end of the third quarter of fiscal 2006. Overall, revenues outside of the United States of America represented approximately 25% of total revenues for the third quarter of fiscal 2006, compared with approximately 21% of total revenues for the third quarter of fiscal 2005. The growth in revenue in our foreign offices is primarily due to the increase in demand in our chemicals and petroleum practice, largely in the Middle East.

        The total number of employee consultants increased to 723 at the end of the third quarter of fiscal 2006 from 657 at the end of the third quarter of fiscal 2005, which is primarily due to the BBG acquisition during the third quarter of fiscal 2006, as well as continued hiring and recruiting efforts. Increased billing rates for our employee consultants, which were phased in beginning in early December 2005, also contributed to our revenue growth. Utilization was 76% for the third quarter of fiscal 2006 compared with 74% for the third quarter of fiscal 2005. Revenues derived from fixed-price engagements decreased to 5.9% of total revenues for the third quarter of fiscal 2006 from 7.0% for the third quarter of fiscal 2005.

        Costs of Services.    Costs of services increased $13.3 million, or 24.3%, to $68.2 million for the third quarter of fiscal 2006 from $54.9 million for the third quarter of fiscal 2005. The increase was due mainly to an increase in compensation expense for our employee consultants of $11.7 million and an increase in the average number of employee consultants. Our average number of employee consultants increased because of the BBG acquisition, the effect of a full quarter of ECL headcount during fiscal 2006 versus approximately eleven weeks in fiscal 2005, as well as continued recruiting and hiring efforts. In addition, included in the increase in compensation expense for our employee consultants is share-based compensation expense of $0.9 million due to the adoption of SFAS No. 123R during the first quarter of fiscal 2006. Reimbursable expenses increased $1.6 million, or 14.3%, to $12.6 million in the third quarter of fiscal 2006 from $11.0 million in the third quarter of fiscal 2005. As a percentage of revenues, costs of services increased to 63.7% for the third quarter of fiscal 2006 from 59.3% for the third quarter of fiscal 2005. Of the 4.4% increase as a percentage of revenues, approximately 3.7% was due to higher compensation expense for our employee consultants resulting in part from a higher proportion of our revenue being sourced internally, the cost of which is included in cost of services. Approximately half of the increase in compensation expense for our employee consultants as a percentage of revenues is offset by a decrease in commissions to non-employee experts, the cost of which is included in selling, general and administrative expenses. Also, of the increase as a percentage of revenues, approximately 0.8% was due to the effect of the adoption of SFAS No. 123R and other share-based compensation expenses recognized in fiscal 2006.

        Selling, General, and Administrative.    Selling, general, and administrative expenses decreased by $60,000, or 0.3%, to $23.8 million for the third quarter of fiscal 2006 from $23.9 million for the third quarter of fiscal 2005. The decrease is primarily due to the deconsolidation of NeuCo, as well as a decrease in commissions to non-employee experts of $0.9 million. These decreases were partially offset by increases related to share based compensation of $0.5 million and depreciation and amortization of $0.7 million. As a percentage of revenues, selling, general, and administrative expenses decreased to 22.2% for the third quarter of fiscal 2006 from 25.8% for the third quarter of fiscal 2005. This decrease is due primarily to the deconsolidation of NeuCo and lower commissions to non-employee experts. In addition, revenue increased at a greater rate than the increases in other selling, general, and administrative expenses, including rent and other costs that are principally fixed in nature.

        Interest Income.    Interest income increased by $0.9 million to $1.6 million for the third quarter of fiscal 2006 from $0.7 million for the third quarter of fiscal 2005. This increase was due to higher average interest rates, combined with higher cash balances primarily from our June 2005 public stock offering and cash generated from operations. Our weighted average imputed interest rate for the third quarter of fiscal 2006 on our average cash and cash equivalent balances was approximately 4.6% annualized compared with approximately 2.8% annualized for the third quarter of fiscal 2005.

        Interest Expense.    Interest expense remained flat for the third quarter of fiscal 2006 at $1.0 million. Interest expense primarily represents interest incurred on the 2.875%, $90 million convertible debt, and the amortization of debt issuance costs.

        Other Income (Expense).    Other expense was $130,000 for the third quarter of fiscal 2006 versus other income of $103,000 for the third quarter of fiscal 2005. Other income (expense) consists primarily of foreign currency exchange transaction gains and losses. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies.

        Provision for Income Taxes.    The provision for income taxes was $6.2 million for the third quarter of fiscal 2006, an increase of $0.8 million from the third quarter of fiscal 2005. Our effective income tax rate decreased to 40.3% for the third quarter of fiscal 2006 from 40.5% for the third quarter of fiscal 2005. The lower effective tax rate during the third quarter of fiscal 2006 was due primarily to a reduction of previously accrued foreign tax expense and other tax benefits.

        Minority Interest.    Previously, allocations of the minority share of NeuCo's net income resulted in deductions to our net income, while allocations of the minority share of NeuCo's net loss resulted in additions to our net income. Beginning in the third quarter of fiscal 2006, as more fully described in Note 4 to the Condensed Consolidated Financials Statements, we no longer consolidate NeuCo in our financials statements. Therefore, we no longer record minority interest. Minority interest in the results of operations of NeuCo allocable to its other owners was net income of $132,000 for the third quarter of fiscal 2005.

        Equity Method Investment Gain (Loss), Net of Tax.    Through NeuCo's acquisition of Pegasus, as more fully described in Note 4 to the Condensed Consolidated Financials Statements, our interest in NeuCo has been reduced from 49.6 percent as of May 12, 2006, to 36.4 percent as of September 1, 2006. As a result, starting in the third quarter of fiscal 2006, we began accounting for our investment in NeuCo under the equity method of accounting. Prior to this event, we consolidated NeuCo's financial results. We record our share in the income or losses of NeuCo as equity method investment gain (loss) in the statements of income. For the third quarter of fiscal 2006, our equity in the losses of NeuCo was $496,000, net of tax, which includes our share of a $1.1 million legal settlement, which NeuCo recorded as an expense after the completion of its acquisition of Pegasus.

        Net Income.    Net income increased by $0.8 million, or 10.5%, to $8.7 million for the third quarter of fiscal 2006 from $7.9 million for the third quarter of fiscal 2005. Diluted net income per share increased 7.6% to $0.71 per share for the third quarter of fiscal 2006 from $0.66 per share for the third quarter of fiscal 2005. Net income increased at a greater rate than diluted net income per share because diluted weighted average shares outstanding increased 242,000 shares to approximately 12,252,000 shares for the third quarter of fiscal 2006 from approximately 12,010,000 shares for the third quarter of fiscal 2005. The increase in diluted weighted average shares outstanding for fiscal 2006 is primarily a result of the public offering of our common stock completed in June 2005, shares issued in connection with the Lee & Allen, ECL and BBG acquisitions, and stock option exercises occurring after September 2, 2005. These increases are offset slightly by a decrease in common stock equivalents from employee stock options and shares underlying CRA's convertible debt.

Results of Operations—Forty Weeks Ended September 1, 2006 Compared to Forty Weeks Ended September 2, 2005

        Revenues.    Revenues increased $41.9 million, or 18.9%, to $263.6 million for the forty weeks ended September 1, 2006 from $221.7 million for the forty weeks ended September 2, 2005. This growth is due primarily to an increased demand for our services, as well as the Lee & Allen acquisition, which occurred during the latter part of the second quarter of fiscal 2005, and the ECL acquisition, which occurred during the third quarter of fiscal 2005. The BBG acquisition, which occurred at the beginning of the third quarter of fiscal 2006, contributed to the increase in revenues, but was partially offset by the deconsolidation of NeuCo. Our litigation revenues grew nearly 30% from the forty weeks ended September 2, 2005, which was largely driven by a greater demand for our services primarily in our finance, intellectual property, and competition practice areas, and the addition of our forensic accounting and computing practice areas in the second quarter of fiscal 2005. In addition, our transfer pricing practice benefited from almost a full quarter of revenues from the BBG acquisition. Our finance practice increased nearly 25%, our intellectual property practice grew nearly 20%, and our competition practice grew more than 15% from the forty weeks ended September 2, 2005. Our business consulting revenues grew more than 5% from the forty weeks ended September 2, 2005, which was due primarily to our pharmaceuticals practice, and our chemicals and petroleum practice, offset partially by a decrease in our energy and environment practice. Our chemicals and petroleum practice grew nearly 15%, due to an increase in demand for our services, particularly in the Middle East, and the continued expansion of our London-based operations. Our energy and environment practice decreased approximately 10% from the forty weeks ended September 2, 2005, due primarily to a decrease in demand for our services, but continues to be our largest business consulting practice in terms of revenue. Overall, revenues outside of the United States of America represented approximately 23% of total revenues for the forty weeks ended September 1, 2006, compared with 17% of total revenues for the forty weeks ended September 2, 2005. The growth in revenue in our foreign offices is primarily due to the acquisitions of Lee & Allen and ECL and the increase in demand in our chemicals and petroleum practice, largely in the Middle East.

        The total number of employee consultants increased to 723 at the end of the third quarter of fiscal 2006 from 657 at the end of the third quarter of fiscal 2005, which is primarily due to the BBG acquisition during fiscal 2006, as well as continued hiring and recruiting efforts. Increased billing rates for our employee consultants, which were phased in beginning in early December 2005, also contributed to our revenue growth. Utilization was 78% for the forty weeks ended September 1, 2006 and the forty weeks ended September 2, 2005. Revenues derived from fixed-price engagements decreased to 5.1% of total revenues for the forty weeks ended September 1, 2006 compared with 6.6% for the forty weeks ended September 2, 2005.

        Costs of Services.    Costs of services increased $34.6 million, or 26.3%, to $166.6 million for the forty weeks ended September 1, 2006 from $131.9 million for the forty weeks ended September 2, 2005.

The increase was due mainly to an increase in compensation expense for our employee consultants of $29.7 million, attributable primarily to an increase in the average number of employee consultants. Our average number of employee consultants increased because of the BBG acquisition, along with the effect of forty weeks of ECL and Lee & Allen headcount during fiscal 2006 versus approximately 11 and 18 weeks in fiscal 2005, respectively, as well as continued recruiting and hiring efforts. In addition, included in the increase in compensation expense for our employee consultants is share-based compensation expense of $2.6 million due to the adoption of SFAS No. 123R during the first quarter of fiscal 2006. Reimbursable expenses increased $5.0 million, or 19.6%, to $30.4 million for the forty weeks ended September 1, 2006 from $25.4 million for the forty weeks ended September 2, 2005. As a percentage of revenues, cost of services increased to 63.2% for the forty weeks ended September 1, 2006 from 59.5% for the forty weeks ended September 2, 2005. Of the 3.7% increase as a percentage of revenues, approximately 2.6% was due primarily to higher compensation expense for our employee consultants resulting from a higher proportion of our revenue being sourced internally, the cost of which is included in cost of services. Of the increase in compensation expense for our employee consultants more than half is offset by the decrease in commissions to non-employee experts, the cost of which is included in selling, general and administrative expenses. Also, of the increase as a percentage of revenues, approximately 1.0% was due to the effect of the adoption of SFAS No. 123R and other share-based compensation expense recognized in fiscal 2006.

        Selling, General, and Administrative.    Selling, general, and administrative expenses increased by $5.3 million, or 9.4%, to $61.9 million for the forty weeks ended September 1, 2006 from $56.6 million for the forty weeks ended September 2, 2005. Largely because of the ECL and Lee & Allen acquisitions, and the integration of these companies during the latter part of fiscal 2005 and through fiscal 2006, we experienced an increase in overall compensation to our administrative staff of $3.1 million, an increase in depreciation and amortization expense of $1.9 million, an increase in legal, accounting, and other professional fees of $1.1 million, and an increase in rent expense of $0.6 million. These increases were partially offset by a decrease in commissions to non-employee experts of $2.8 million. In addition, included in the increase in compensation expense for our administrative staff is share-based compensation expense of $0.8 million due to the adoption of SFAS No. 123R during the first quarter of fiscal 2006. Selling, general, and administrative expenses also includes approximately $0.6 million in office closure costs for our Mexico City office incurred in the second quarter of fiscal 2006. The increase in selling, general, and administrative expenses was also due to our need to support a larger and more complex global company. As a percentage of revenues, selling, general, and administrative expenses decreased to 23.5% for the forty weeks ended September 1, 2006 from 25.5% for the forty weeks ended September 2, 2005. This decrease is due primarily to lower commissions to non-employee experts and the deconsolidation of NeuCo.

        Interest Income.    Interest income increased by $2.6 million to $3.8 million for the forty weeks ended September 1, 2006 from $1.3 million for the forty weeks ended September 2, 2005. This increase was due to higher average interest rates, combined with higher cash balances from our June 2005 public stock offering and cash generated from operations. Our weighted average imputed interest rate for the forty weeks ended September 1, 2006 on our average cash and cash equivalent balances was approximately 4.4% annualized compared with approximately 1.9% annualized for the forty weeks ended September 2, 2005.

        Interest Expense.    Interest expense remained flat at $2.6 million for the forty weeks ended September 1, 2006 and September 2, 2005. Interest expense primarily represents interest incurred on the 2.875%, $90 million convertible debt, and the amortization of debt issuance costs.

        Other Income (Expense).    Other expense was $303,000 for the forty weeks ended September 1, 2006 versus $110,000 for the forty weeks ended September 2, 2005. Other expense consists primarily of foreign currency exchange transaction gains and losses. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies.

        Provision for Income Taxes.    The provision for income taxes was $14.6 million for the forty weeks ended September 1, 2006, an increase of $0.8 million from the forty weeks ended September 2, 2005. Our effective income tax rate decreased to 40.4% for the first forty weeks of fiscal 2006 from 43.3% for the first forty weeks of fiscal 2005. The lower effective tax rate during the first forty weeks of fiscal 2006 was due primarily to the tax benefit of losses from closing our Mexico City office in the second quarter of fiscal 2006 and a reduction of previously accrued foreign tax expense and other tax benefits that we received. In fiscal 2005, we recorded a valuation allowance against deferred tax assets of our New Zealand subsidiary because of a change in the estimated losses in that tax jurisdiction in fiscal 2005, resulting in a higher effective tax rate in the forty weeks ended September 2, 2005.

        Minority Interest.    Previously, allocations of the minority share of NeuCo's net income resulted in deductions to our net income, while allocations of the minority share of NeuCo's net loss resulted in additions to our net income. Beginning in the third quarter of fiscal 2006, as more fully described in Note 4 to the Condensed Consolidated Financials Statements, we no longer consolidate NeuCo in our financials statements. Therefore, we will no longer record minority interest. Minority interest in the results of operations of NeuCo allocable to its other owners was a net loss of $141,000 for the forty weeks ended September 1, 2006, compared with net income of $3,000 for the forty weeks ended September 2, 2005.

        Equity Method Investment Gain (Loss), Net of Tax.    Through NeuCo's acquisition of Pegasus, as more fully described in Note 4 to the Condensed Consolidated Financials Statements, our interest in NeuCo has been reduced from 49.6 percent as of May 12, 2006, to 36.4 percent as of September 1, 2006. As a result, starting in the third quarter of fiscal 2006, we began accounting for our investment in NeuCo under the equity method of accounting. Prior to this event, we consolidated NeuCo's financial results. We record our share in the income or losses of NeuCo as equity method investment gain (loss) in the statements of income. For the forty weeks ended September 1, 2006, our equity in the losses of NeuCo was $496,000, net of tax, which includes our share of a $1.1 million legal settlement, which NeuCo recorded as an expense after the completion of its acquisition of Pegasus.

        Net Income.    Net income increased by $3.1 million, or 17.3%, to $21.1 million for the forty weeks ended September 1, 2006 from $18.0 million for the forty weeks ended September 2, 2005. Diluted net income per share increased 9.5% to $1.73 per share for the forty weeks ended September 1, 2006 from $1.58 per share for the forty weeks ended September 2, 2005. Net income increased at a greater rate than diluted net income per share because diluted weighted average shares outstanding increased 791,000 shares to approximately 12,207,000 shares for the forty weeks ended September 1, 2006 from approximately 11,416,000 shares for the forty weeks ended September 2, 2005. The increase in diluted weighted average shares outstanding for fiscal 2006 is primarily a result of the public offering of our common stock completed in June 2005, shares issued in connection with the Lee & Allen, ECL and BBG acquisitions, and stock option exercises occurring after September 2, 2005. These increases are offset slightly by a decrease in common stock equivalents from employee stock options and shares underlying CRA's convertible debt.

Liquidity and Capital Resources

        General.    In the forty weeks ended September 1, 2006, we had a net decrease in cash and cash equivalents of $2.0 million. We completed the quarter with cash and cash equivalents of $113.2 million, and working capital (defined as current assets less current liabilities) of $156.6 million.

        On June 29, 2005, we completed a public offering of 1,899,227 shares of our common stock at a price of $53.75 per share. Of the 1,899,227 shares sold, 710,000 shares were offered by us and 1,189,227 came from selling shareholders. We received net proceeds of approximately $35.9 million, after deducting the underwriting discount and estimated offering expenses. As part of the offering, we received additional net proceeds of approximately $2.6 million from the exercise of options by the selling shareholders. The net proceeds from the offering are used for general corporate purposes, including working capital and possible acquisitions of and investments in complementary businesses.

        On May 23, 2006, we acquired certain assets of BBG for $22.9 million (after adding acquisition costs and transaction fees paid or accrued). The $22.9 million purchase price consisted of $17.9 million in cash, $17.6 million of which has been paid in the third quarter of fiscal 2006 and $0.3 million of which will be paid in the first quarter of fiscal 2007, and $5.0 million in shares of our common stock, which carry restrictions with respect to when they can be sold. On June 16, 2005 and April 27, 2005, we completed the acquisitions of ECL and Lee & Allen, respectively. The purchase price for these acquisitions includes cash and loan notes that were exchanged for shares of our common stock, which carry restrictions with respect to when they can be sold. Upon acquisition, we paid approximately $24.8 million in cash and $7.6 million in loan notes exchanged for 147,876 shares of our common stock, which carry restrictions with respect to when they can be sold. We funded the cash portion of the purchase price of the BBG, ECL and Lee & Allen acquisitions from existing cash resources.

        We believe that current cash balances, cash generated from operations, and amounts available under our bank line of credit will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

        Sources and Uses of Cash in the forty weeks ended September 1, 2006.    During the first forty weeks of fiscal 2006, net cash provided by operations was $21.9 million. The sources of cash in operations include net income of $21.1 million, which included depreciation and amortization expense of $7.6 million and share-based compensation expense of $3.5 million, and accounts payable, accrued expenses, and other liabilities of $3.3 million. These sources of cash in operations were offset by uses of cash including an increase in accounts receivable and unbilled services of $4.1 million and $6.9 million, respectively.

        We used $28.7 million of net cash from investing activities for the first forty weeks of fiscal 2006 primarily for the following: $17.6 million for the acquisition of the assets of BBG and $4.8 million for capital expenditures. In addition, there was a decrease in cash of $4.8 million because we no longer consolidate NeuCo. We also used $1.5 million for the payment of additional consideration relating to the Lee & Allen, NECG and TCA acquisitions, most of which was contingent upon these acquired companies reaching certain post transaction revenue targets.

        We generated $5.6 million of cash from financing activities for the first forty weeks of fiscal 2006 primarily through proceeds from the exercise of stock options of $6.4 million and $1.4 million from excess tax benefits on share-based compensation pursuant to SFAS No. 123R. We also used approximately $2.5 million of cash to repurchase 56,200 shares of our common stock. In July 2006, we announced that our Board of Directors authorized a multi-year stock repurchase program of up to a total of 500,000 shares of its common stock. The primary purpose of the repurchase plan is to offset the dilutive impact of stock options and restricted stock grants that have been or may be granted to employees, independent directors, and non-employee consultants. Subsequent to the end of our third quarter of fiscal 2006, we have repurchased shares, and we expect to continue to repurchase shares, under this stock repurchase program.

        Private Placement of Convertible Debt.    In 2004, we completed a private placement of $90 million of 2.875% convertible senior subordinated debentures due 2034. The debentures are our direct, unsecured senior subordinated obligations and rank junior in right of payment to our existing bank line of credit and any future secured indebtedness that we may designate as senior indebtedness. Interest of approximately $1.3 million, is payable semi-annually on June 15 and December 15. Under certain circumstances, we may also be required to pay additional contingent interest starting June 20, 2011, based on the average trading price of the debentures at that time. Holders of the debentures may convert them, only under certain circumstances, including certain stock price-related conversion contingencies.

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

        Pursuant to the terms of the indenture governing the debentures, since the closing stock price did not equal or exceed the $50 per share contingent conversion trigger price for 20 out of 30 consecutive trading days ending on September 1, 2006, the market price conversion trigger was satisfied and holders of the debentures were not able to exercise their right to convert the bonds as of the first trading day of the fourth quarter of fiscal 2006. This test is repeated each fiscal quarter. Since the holders of the debentures are not able to exercise their right to convert the bonds as of September 1, 2006, we have classified the $90 million convertible debt as long-term debt as of September 1, 2006, in the accompanying consolidated balance sheet. In June 2005, we amended our loan agreement with our bank to increase the existing line of credit from $40 million to $90 million to mitigate the potential liquidity risk, and to provide funding if required, in the event of conversion by the debenture holders. We believe that in the event the contingent conversion trigger price is met, it is unlikely that a significant percentage of bondholders will exercise their right to convert because the debentures have traded at a premium over their conversion value. The available line of credit is reduced, as necessary, to account for certain letters of credit outstanding. We had approximately $0.8 million of outstanding letters of credit as of September 1, 2006.

        As early as June 15, 2011 or upon certain specified fundamental changes, we may be required to repurchase all or any portion of the debentures, at the option of each holder, which, in the event of a fundamental change involving a change of control of our firm, may include the payment of a make-whole premium.

        Borrowings under the Revolving Line of Credit.    We are party to a senior loan agreement with our bank for a $90 million revolving line of credit with a maturity date of April 30, 2009. Subject to the terms of the agreement, we may use borrowings under this line of credit for acquisition financing, working capital, general corporate purposes, letters of credit, and foreign exchanges contracts. The available line of credit is reduced, as necessary, to account for certain letters of credit outstanding. In April 2006, we extended the maturity date on the line of credit from April 30, 2007 to April 30, 2009. The $90 million credit facility allows us to mitigate the potential liquidity risk, and to provide funding if required, in the event of conversion by the debenture holders. Funds available under the expanded facility will allow us to continue to classify up to $90 million of our convertible debentures as long-term debt, rather than short-term, and will give us additional flexibility to meet our unforeseen financial requirements. Other than for letters of credit outstanding, there were no amounts outstanding under this line of credit as of September 1, 2006, and the line of credit then available was $89.2 million.

        Borrowings under our credit facility bear interest, at our option, either at LIBOR plus an applicable margin or at the prime rate. Applicable margins range from 0.75% to 1.50%, depending on the ratio of our consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the preceding four fiscal quarters, subject to various adjustments stated in the senior loan agreement. These margins are adjusted both quarterly and each time we borrow under the credit facility. Interest is payable monthly. A commitment fee of 0.165% is payable on the unused portion of the credit facility. Borrowings under the credit facility are secured by 100% of the stock of certain of our U.S. subsidiaries and by 65% of the stock of certain of our foreign subsidiaries, amounting to net assets of approximately $105.3 million as of September 1, 2006.

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

        As of September 1, 2006, we were in compliance with our covenants under the senior credit agreement.

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

        On May 23, 2006, we acquired certain assets of The Ballentine Barbera Group, LLC, as more fully described in Note 9 to the Condensed Consolidated Financial Statements, for approximately $22.9 million, consisting of $17.6 million in cash, $0.3 million in acquisition costs and transaction fees paid or accrued, and $5.0 million in restricted stock. On the date of acquisition, CRA paid $17.3 million of the purchase price. A second payment of $0.3 million will be paid on January 2, 2007. Additional purchase consideration may be payable based upon specific performance metrics.

        The purchase agreements for BBG, ECL, Lee & Allen, TCA and NECG provide for additional purchase consideration for up to five years following the transactions, if specific performance targets are met. These earnouts are payable in cash and/or our common stock. During the fourth quarter of fiscal 2005, we recorded an additional $1.1 million of purchase price, which was paid in cash and stock during the second quarter of fiscal 2006. During the third quarter of fiscal 2006, we recorded an additional $1.5 million of purchase price, consisting of $1.2 million of loan notes payable and $0.3 million of our common stock, related to these acquisitions.

        In connection with our acquisition of InteCap, certain InteCap employees purchased an aggregate of 87,316 shares of common stock in exchange for full recourse, interest-bearing notes, maturing in June 2007, totaling approximately $2.9 million. These notes, net of principal payments received, are recorded as a reduction of shareholders' equity as of September 1, 2006.

        Also in connection with our acquisition of InteCap, we owe amounts to certain former InteCap employees in connection with the InteCap deferred compensation plan that was established prior to the acquisition. These amounts, including accrued interest, will be paid in April 2007, and are included in current liabilities as of September 1, 2006.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

        As of September 1, 2006, we were exposed to market risks, which include primarily changes in U.S. interest rates and foreign currency exchange rates.

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

Evaluation of Changes in Internal Control over Financial Reporting

        Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we have determined that, during the third quarter of fiscal 2006, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to affect, materially our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

        On May 26, 2006, our subsidiary NeuCo, of which we now have a 36.4% interest as of such date, acquired all of the outstanding stock of Pegasus Technologies, Inc. As part of the transaction and subject to court approval, the litigation between NeuCo and Pegasus pending in the United States District Court for the Northern District of Ohio, Civil Action No. 1:05-CV-736, has been terminated. As a result of the transaction, Pegasus equity holders received an equity interest equal to 26.5% of the outstanding common stock and equivalents in NeuCo post-transaction, and will receive annual cash payments subject to the achievement of certain performance metrics with a minimum aggregate value of $3.5 million.

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

        As of September 1, 2006, we had non-competition agreements with 42 of our non-employee experts. The limitation or termination of any of their relationships with us, or competition from any of them after these agreements expire, could harm our reputation, reduce our business opportunities and adversely affect our revenues and results of operations.

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

We depend on our antitrust and mergers and acquisitions consulting business

        We derive a substantial portion of our revenues from engagements in our antitrust and mergers and acquisitions practice areas. Any substantial reduction in the number or size of our engagements in these practice areas could adversely affect our revenues and results of operations. We derived significant revenues from engagements relating to enforcement of United States of America antitrust laws. Changes in federal antitrust laws, changes in judicial interpretations of these laws, or less vigorous enforcement of these laws as a result of changes in political appointments or priorities or for other reasons could substantially reduce our revenues from engagements in this area. In addition, adverse changes in general economic conditions, particularly conditions influencing the merger and acquisition activity of larger companies, could adversely affect engagements in which we assist clients in proceedings before the U.S. Department of Justice and the U.S. Federal Trade Commission. An

economic slowdown may have an adverse effect on mergers and acquisitions activity, which would reduce the number and scope of our engagements in this practice area. Any such downturn would adversely affect our revenues and results of operations.

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

Our debt obligations may adversely impact our financial performance

        In June and July of 2004, we issued a total of $90.0 million of 2.875% convertible senior subordinated debentures due 2034. We had previously operated with little or no debt, and our previous payments of interest had not been material. The interest we are required to pay on these debentures reduces our net income each year and will continue to do so until the debentures are no longer outstanding. The terms of the debentures also include provisions that could accelerate our obligation to repay all amounts outstanding under the debentures if certain events happen, such as our failure to pay interest in a timely manner, failure to pay principal upon redemption or repurchase, failure to deliver cash, shares of common stock, or other property upon conversion and other specified events of default. In addition, on June 15, 2011, June 15, 2014, June 15, 2019, June 15, 2024 and June 15, 2029, or following specified fundamental changes, holders of the debentures may require us to repurchase their debentures for cash. On December 14, 2004, we irrevocably elected to settle with cash 100% of the principal amount of the debentures upon conversion thereof, and holders of the debentures may convert them if our stock price exceeds $50 per share for at least 20 out of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. Because the closing price of our common stock did not equal or exceed the $50 per share contingent conversion trigger price for 20 out of 30 consecutive trading days ending on September 1, 2006, holders of the debentures are not able to exercise their right to convert the bonds during our fourth fiscal quarter ended November 25, 2006. However, this test is repeated each fiscal quarter and has been met previously. On June 20, 2005, we amended our loan agreement with our bank to increase the existing line of credit from $40 million to $90 million to mitigate the potential liquidity risk, and to provide funding if required, in the event of conversion by the debenture holders. We intend to use the amounts available under our bank line of credit, in the event debenture holders exercise their rights to convert. The degree to which we are leveraged could adversely affect our ability to obtain further financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures.

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

  •
  fluctuations related to our investment in NeuCo, Inc., including charges for other-than-temporary declines in the fair value of our investment in NeuCo;

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

        In recent years, there has been significant litigation in the United States of America involving patents and other intellectual property rights. We could incur substantial costs in prosecuting or defending any intellectual property litigation, which could adversely affect our operating results and financial condition.

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

The market price of our common stock may be volatile

        The market price of our common stock has fluctuated widely and may continue to do so. For example, from September 2, 2005, to September 1, 2006, the trading price of our common stock ranged from a high of $52.77 per share to a low of $40.23 per share. Many factors could cause the market price of our common stock to rise and fall. Some of these factors are:

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

  (a)
  On May 23, 2006, we issued an aggregate of 110,234 shares of our common stock in connection with our acquisition of The Ballentine Barbera Group LLC. We relied on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving any public offering.

    On August 14, 2006, we issued an aggregate of 7,732 shares of our common stock to the former shareholders of ECL, as a result of the achievement of certain milestones related to our acquisition of ECL. We relied on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving any public offering.

  (c)
  The following table provides information about our repurchases of shares of our common stock during the sixteen weeks ended September 1, 2006. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the quarter into four equal periods of four weeks.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
May 13, 2006, to June 9, 2006	—		—	—	—
June 10, 2006, to July 7, 2006	—		—	—	—
July 8, 2006, to August 4, 2006	56,200	(2)	$45.13	56,200	443,800
August 5, 2006, to September 1, 2006	—		—	—	—

(1)
We are a party to a stock restriction agreement with certain shareholders under which we have specified rights to repurchase shares of common stock held by them, as described in more detail in our proxy statement for our 2006 annual meeting of shareholders under the heading "Transactions with Related Parties—Stock restriction agreement."

(2)
On July 26, 2006, we issued a press release announcing that our board of directors has approved the repurchase from time to time of up to 500,000 shares of our common stock. To date we have repurchased 56,200 shares under this plan. Our announcement did not specify any expiration date for this plan.

ITEM 3. Defaults Upon Senior Securities

        None.

ITEM 4. Submission of Matters to a Vote of Security Holders

        None.

ITEM 5. Other Information

        None.

ITEM 6. Exhibits

Item No.	Description
10.1	Fourth Amendment to Loan Agreement, dated as of July 25, 2006, by and between CRA International, Inc. and Citizens Bank of Massachusetts (incorporated by reference to Exhibit 10.1 of our current report on form 8-K filed on July 26, 2006).
10.2	Summary of Revisions to Director Compensation
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1	Section 1350 certification

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRA INTERNATIONAL, INC.
Date: October 11, 2006	By:	/s/ JAMES C. BURROWS James C. Burrows President, Chief Executive Officer
Date: October 11, 2006	By:	/s/ WAYNE D. MACKIE Wayne D. Mackie Vice President, Treasurer, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Item No.	Description
10.1	Fourth Amendment to Loan Agreement, dated as of July 25, 2006, by and between CRA International, Inc. and Citizens Bank of Massachusetts (incorporated by reference to Exhibit 10.1 of our current report on form 8-K filed on July 26, 2006).
10.2	Summary of Revisions to Director Compensation
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1	Section 1350 certification