Form 10-K
period 2006-11-25
CRA INTERNATIONAL, INC.
filed 2007-02-08
CIK 1053706

Use these links to rapidly review the document
TABLE OF CONTENTS
TABLE OF CONTENTS 2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 25, 2006

Commission file number: 000-24049

CRA International, Inc.

(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-2372210 (I.R.S. Employer Identification No.)
200 Clarendon Street, T-33, Boston, MA (Address of principal executive offices)	02116-5092 (Zip code)
617-425-3000 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value	Nasdaq Global Select Market

        Securities registered pursuant to Section 12(g) of the Act:
 None

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

        The aggregate market value of the stock held by non-affiliates of the registrant as of May 12, 2006, the last business day of the registrant's most recently completed second fiscal quarter, (based on the closing sale price of $45.89 as quoted on the NASDAQ National Market as of that date) was approximately $499.1 million. Outstanding shares of common stock beneficially owned by executive officers and directors of the registrant and certain related entities have been excluded from this computation because these persons may be deemed to be affiliates. The fact that these persons have been deemed affiliates for purposes of this computation should not be considered a conclusive determination for any other purpose.

        As of February 6, 2007, CRA had outstanding 11,702,950 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

        The information required for Part III of this annual report is incorporated by reference from the registrant's definitive proxy statement for its 2007 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended November 25, 2006.

CRA INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED NOVEMBER 25, 2006

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

Introduction

        We are a worldwide leading economic, financial, and management consulting services firm that applies advanced analytic techniques and in-depth industry knowledge to complex engagements for a broad range of clients. Founded in 1965, we work with businesses, law firms, accounting firms, and governments in providing original, authoritative advice and a wide range of services around the world. We combine economic and financial analysis with expertise in litigation and regulatory support, business strategy and planning, market and demand forecasting, policy analysis, and engineering and technology strategy. We are often retained in high-stakes matters, such as multibillion-dollar mergers and acquisitions, new product introductions, major strategy and capital investment decisions, and complex litigation, the outcomes of which often have significant consequences for the parties involved. These matters often require independent analysis, and as a result companies must rely on outside experts. Companies turn to us because we can provide large teams of highly credentialed and experienced economic and finance experts to address complex, high-stakes matters.

        We offer consulting services in two broad areas: legal, regulatory, and financial consulting and business consulting, which excluding revenues generated by our NeuCo subsidiary prior to deconsolidation, represented approximately 99% of our consolidated revenues in fiscal 2006. We provide our services primarily through our highly credentialed and experienced staff of employee consultants. As of November 25, 2006, we employed 733 consultants, including approximately 150 employee consultants with doctorates and approximately 249 employee consultants with other advanced degrees. Our employee consultants have backgrounds in a wide range of disciplines, including economics, business, corporate finance, materials sciences, and engineering. We are extremely selective in our hiring of consultants, recruiting from leading universities, industry, and government. Many of our employee consultants are nationally or internationally recognized as experts in their respective fields and have published scholarly articles, lectured extensively, and have been quoted in the press. To enhance the expertise we provide to our clients, we maintain close working relationships with a select group of renowned academic and industry non-employee experts.

        On October 25, 2006, we announced that we will be operating under three platforms as of December 1, 2006: (i) finance, (ii) litigation and applied economics, and (iii) strategy and business consulting. Finance includes the valuation and accounting, financial markets, insurance, and risk management practices. Litigation and Applied Economics includes the competition, intellectual property, trade, and transfer pricing practices. Strategy and Business Consulting includes the capital projects, chemicals and petroleum, energy and environment, pharmaceuticals, and transportation and aerospace/defense practices.

        Our business is diversified across multiple dimensions, including service offerings, vertical industry coverage, areas of functional expertise, client base, and geography. Through 23 offices located around the world, we provide multiple services across 13 areas of functional expertise to hundreds of clients across 12 vertical industries. We believe this diversification reduces our dependence on any particular market, industry, or geographic area.

        In our legal, regulatory, and financial consulting practice, we work with law firms and businesses involved in litigation and regulatory proceedings, providing expert advice on highly technical issues, such as the competitive effects of mergers and acquisitions, antitrust issues, calculations of damages, measurement of market share and market concentration, liability analysis in securities fraud cases, and the impact of increased regulation. This business is driven primarily by regulatory changes and high-stakes legal proceedings, which typically are not highly correlated with the business cycle.

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

        We have completed thousands of engagements for clients around the world, including domestic and foreign companies; federal, state, and local domestic government agencies; governments of foreign countries; public and private utilities; and national and international trade associations. Our clients come from a broad range of industries, with our top ten clients in fiscal 2006 accounting for approximately 19% of our revenues and no single client accounting for more than 5% of our revenues. We also work with many of the world's leading law firms. We experience a high level of repeat business; in fiscal 2006, approximately 90% of our revenues resulted from either ongoing engagements or new engagements for existing clients.

        We deliver our services through a global network of 23 coordinated offices located domestically in Boston and Cambridge, Massachusetts; Chicago, Illinois; New York, New York; College Station, Dallas, and Houston, Texas; Oakland, Palo Alto, and Pasadena, California; Atlanta, Georgia; Philadelphia, Pennsylvania; Salt Lake City, Utah; and Washington, D.C., and internationally in Brussels, Belgium; Manama, Bahrain; Hong Kong, China; London, United Kingdom; Melbourne, Canberra and Sydney, Australia; Toronto, Canada; and Wellington, New Zealand. In fiscal 2006, we closed our Mexico City, Mexico office.

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

        Lastly, the marketplace has become more global over time, resulting in consulting firms expanding overseas to continue to address the expanding needs of clients and to provide more sophisticated solutions to complex issues that cross global boundaries.

Competitive Strengths

        Since 1965, we have been committed to providing sophisticated consulting services to our clients. We believe that the following factors have been critical to our success.

        Strong Reputation for High-Quality Consulting; High Level of Repeat Business.    For more than 40 years, we have been a leader in providing sophisticated economic analysis and original, authoritative advice to clients involved in complex litigation and regulatory proceedings. As a result, we believe we have established a strong reputation among leading law firms and business clients as a preferred source of expertise in economics, finance, business, and strategy consulting, as evidenced by our high level of repeat business and significant referrals from existing clients. In fiscal 2006, approximately 90% of our revenues resulted from ongoing engagements and new engagements for existing clients. In addition, we believe our significant name recognition, which we developed as a result of our work on many high-profile litigation and regulatory engagements, has enhanced the development of our business consulting practice.

        Highly Educated, Experienced, and Versatile Consulting Staff.    We believe our most important asset is our base of employee consultants, particularly our senior consultants. Of our 733 employee consultants as of November 25, 2006, 504 were either vice presidents, principals, associate principals, senior associates, or consulting associates, the great majority of whom have a doctorate or other advanced degree. Many of these senior employee consultants are nationally or internationally recognized as experts in their respective fields. In addition to their expertise in a particular field, most of our employee consultants are able to apply their skills across numerous practice areas. This flexibility in staffing engagements is critical to our ability to apply our resources as needed to meet the demands of our clients. As a result, we seek to hire consultants who not only have strong analytical skills, but who are also creative, intellectually curious, and driven to develop expertise in new practice areas and industries.

        Global Presence.    We deliver our services through a global network of 23 coordinated offices, including 14 domestic and 9 international offices. Our international offices are in Brussels, Manama, Hong Kong, London, Melbourne, Canberra, Sydney, Toronto, and Wellington. Many of our clients are multi-national firms with issues that cross international boundaries, and we believe our global presence provides us with a competitive advantage to address complex issues that span countries and continents. Our global presence also gives us access to many of the leading experts around the world on a variety of issues, allowing us to expand our knowledge base and areas of functional expertise.

        Diversified Business.    Our business is diversified across multiple dimensions, including service offerings, vertical industry coverage, areas of expertise, client base, and geography. Through 23 offices located around the world, we provide multiple services across 13 areas of functional expertise to hundreds of clients across 12 vertical industries. By maintaining expertise in multiple industries, we are able to offer clients creative and pragmatic advice tailored to their specific markets. By offering clients both legal, regulatory, and financial consulting services and business consulting services, we are able to satisfy an array of client needs, ranging from expert testimony for complex lawsuits to designing global business strategies. This broad range of expertise enables us to take an interdisciplinary approach to certain engagements, combining economists and experts in one area with specialists in other disciplines. We believe this diversification reduces our dependence on any particular market, industry, or geographic area. Furthermore, our legal, regulatory, and financial consulting business is driven primarily by regulatory changes and high-stakes legal proceedings, which typically occur without regard to the business cycle. Our diversity also enhances our expertise and the range of issues that we can address on behalf of our clients.

        Integrated Business.    We manage our business on an integrated basis through our global network of 23 offices and 13 areas of functional expertise. Each of our practice areas operates and is managed across geographic borders and has representative officers and other consultants in several of our offices. We view these cross-border practices as integral to our success and key to our management approach. Our practices cross-staff extensively and share consulting approaches, technical data and analysis, research, and marketing strategies across borders. When we acquire companies, our practice is to rapidly integrate systems, procedures, and people into our business model. In addition to sharing our intellectual property assets globally, we encourage geographic collaboration among our practices by including a consultant's overall contribution to our practices as a factor in determining a consultant's annual bonus.

        Diversified Client Base.    We have completed thousands of engagements for clients in a broad range of industries around the world. In fiscal 2006, our top ten clients accounted for approximately 19% of our revenues, with no single client accounting for more than 5% of our revenues. Our clients include major firms in: computers and telecommunications; media, entertainment, and professional sport leagues; transportation; pharmaceuticals; chemicals, oil, and gas; electric utilities, environment, and other energies; materials and manufacturing; aerospace and defense; foods and other consumer goods; investment banking; public accounting and other professional services; and retailing.

        Established Corporate Culture.    Our success has resulted in part from our established corporate culture. We believe we attract consultants because of our more than 40-year history, our strong reputation, the credentials, experience, and reputation of our employee consultants, the opportunity to work on an array of matters with a broad group of renowned non-employee experts, and our collegial atmosphere. We believe our corporate culture also contributes to our ability to successfully integrate our acquisitions.

        Access to Leading Academic and Industry Experts.    To enhance the expertise we provide to our clients, we maintain close working relationships with a select group of non-employee experts. Depending on client needs, we use non-employee experts for their specialized expertise, assistance in conceptual problem-solving, and expert witness testimony. We work regularly with renowned professors at such institutions as Cornell University, Georgetown University, Harvard University, the Massachusetts Institute of Technology, Stanford University, Texas A&M University, the University of California at Berkeley, the University of California at Los Angeles, the University of Toronto, the University of Virginia, and other leading universities. These experts also generate business for us and provide us access to other leading academic and industry experts. By establishing affiliations with these prestigious experts, we further enhance our reputation as a leading source of sophisticated economic and financial analysis. We have exclusive relationships with 45 non-employee experts and non-exclusive relationships with numerous additional experts.

        Demonstrated Success with Acquisitions.    Since fiscal 1998, we have made 12 acquisitions. These acquisitions have contributed to our growth in revenues, number of consultants, geographic presence, vertical industry coverage, and areas of functional expertise. In each case, we have been able to integrate these acquisitions into our culture and retain the key consultants, in part because of our systematic approach to the integration of acquired businesses. We devote substantial effort to ensuring that acquired consultants understand our compensation system and have expectations and incentives similar to those of our existing consultants. We make efforts to place acquired consultants appropriately within our management hierarchy, and we regularly appoint acquired consultants to internal committees to provide meaningful participation in the management of our business. We also promote the integrated staffing of new engagements so that existing and acquired consultants begin to work together as a team. We believe our success with acquisitions is a key competitive advantage that will allow us to pursue additional acquisitions to expand the breadth and scope of services we provide.

Services

        Historically, we have offered services in two broad areas: legal, regulatory, and financial consulting and business consulting. Engagements in our two service areas often involve similar areas of expertise and address related issues, and it is common for our consultants to work on engagements in both service areas. Together, these two service areas comprised approximately 99% of our consolidated revenues in fiscal 2006; the remaining consolidated revenues, approximately 1%, came from our NeuCo subsidiary prior to deconsolidation.

        Effective December 1, 2006, we started operating under three platforms: (i) finance, (ii) litigation and applied economics, and (iii) strategy and business consulting. Finance includes the valuation and accounting, financial markets, insurance, and risk management practices. Litigation and Applied Economics includes the competition, intellectual property, trade, and transfer pricing practices. Strategy and Business Consulting includes the capital projects, chemicals and petroleum, energy and environment, pharmaceuticals, and transportation and aerospace/defense practices.

Legal, Regulatory, and Financial Consulting

        In our legal, regulatory, and financial consulting practice, we usually work closely with law firms on behalf of one or more companies involved in litigation or regulatory proceedings. Many of the lawsuits and regulatory proceedings in which we are involved are high-stakes matters, such as obtaining regulatory approval of a pending merger or analyzing possible damages awards in a securities fraud case. The ability to formulate and communicate effectively powerful economic and financial arguments to courts and regulatory agencies is often critical to a successful outcome in litigation and regulatory proceedings. Through our highly educated and experienced consulting staff, we apply advanced analytic techniques in economics and finance to complex engagements for a diverse group of clients. Our consultants work with law firms to assist in developing the theory of the case, preparing the testimony of expert witnesses, and preparing for the cross-examination of adverse witnesses. We also provide or identify expert witnesses from among our employees and from among our non-employee experts and others in academia. In addition, our consultants provide general litigation support, including reviewing legal briefs and assisting in the appeals process.

        The following is a summary of the areas of functional expertise that we offer in legal, regulatory, and financial consulting engagements.

Areas of Functional Expertise	Description of Services
Antitrust	Expert testimony and analysis to support law firms and their clients involved in antitrust litigation. Areas of expertise include collusion, price signaling, monopolization, tying, exclusionary conduct, resale price maintenance, predatory pricing, and price discrimination.
Mergers & Acquisitions	Economic analysis to assist clients in obtaining domestic and foreign regulatory approvals, in proceedings before government agencies, such as the U.S. Federal Trade Commission, the U.S. Department of Justice, the Merger Task Force at the European Commission, and the Canadian Competition Bureau. Analyses include simulating the effects of mergers on prices, estimating demand elasticities, designing and administering customer and consumer surveys, and studying possible acquisition-related synergies.
Finance/Securities	Valuations of businesses, products, intellectual property, contracts, and securities. Expert testimony on valuation theory. Risk assessment for derivative securities. Computations of damages and liability analysis in securities fraud cases.
Intellectual Property	Consulting and expert testimony in patent, trademark, copyright, trade secret, and unfair competition disputes. Services include valuing property rights and estimating lost profits, reasonable royalties, unjust enrichment, and prejudgment interest.
Damages & Valuation	Calculation of damages and critiquing opposing estimates of damages in complex commercial litigation such as product liability. Analyses of specific economic attributes, such as price and sales volume, using expertise in applied microeconomics and econometrics.
Environment	Expert testimony and consulting for environmental disputes in litigation proceedings and before government agencies. Services include determining responsibility for cleanups; estimating damages for spills, disposals, and other environmental injuries; performing regulatory cost-benefit analysis; and developing innovative compliance techniques, such as emissions trading.
Forensic Accounting & Computing	Expert testimony and consulting for financial disputes. Services include the estimation of damages arising in significant corporate disputes, the provision of expert accounting testimony and evidence, and the investigation of large-scale corporate fraud, including the securing, searching, recovery, and analysis of digital data to assist in the resolution of disputes and the reconstruction of recovered accounting systems and tracing of transactions through accounting systems to determine their true nature.

Transfer Pricing	Expert testimony and analysis to support law firms and their clients involved in issues relating to tax valuation, transfer pricing, business purpose, economic characterization, and statistically valid sampling estimation. Services include assistance in all phases of the tax cycle, from planning and compliance through alternative dispute resolution or litigation in proceedings involving the Internal Revenue Service, the Tax Division of the U.S. Department of Justice, state and municipal tax authorities, and foreign tax entities.
International Trade	Expert testimony and consulting in international trade disputes. Expertise includes antidumping, countervailing duty examinations, and other disputes involving a wide range of industries and numerous countries.

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

        The following is a summary of the areas of functional expertise that we offer in business consulting engagements.

Areas of Functional Expertise	Description of Services
Business Strategy	Advising clients on investment opportunities, cost-reduction programs, turnaround strategies, risk management, capital investments, due diligence investigations, valuations, performance improvement, and pricing strategies. Conducting shareholder value and business portfolio analyses. Assessment of the strategic and financial fit of acquisition candidates. Investment analyses include assessment of competitive advantages, efficiencies, and antitrust implications of acquisitions.
Finance/Valuation	Valuing businesses, products, intellectual property, contracts, and securities. Assessing risk for derivative securities, testing of forward price curves, and marking- to-market for fair valuation.
Market Analysis	Advising clients on product introductions and positioning, pricing strategies, competitive threats and probable market reactions to proposed actions. Analyses include identifying and understanding market trends, measuring market size, estimating supply and demand balances, analyzing procurement strategies, designing auctions or advising bidders, and evaluating the impact of government regulations.

Intellectual Property & Technology Strategy	Assisting clients in managing industrial technologies from assessment through implementation, including analysis of the development process for products and services. Assessing the commercialization of new technologies by quantifying the costs and benefits of obtaining and implementing new technology. Conducting competitive analyses through statistical comparisons of key factors, such as raw materials costs and productivity. Analyzing how to maximize value from intellectual property portfolios.

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

  •
  Chemicals and petroleum

  •
  Electric power and other energy/environmental industries

  •
  Financial services

  •
  Healthcare

  •
  Materials and manufacturing

  •
  Media

  •
  Oil and gas

  •
  Pharmaceuticals

  •
  Sports

  •
  Telecommunications

  •
  Transportation

Clients

        We have completed thousands of engagements for clients around the world, including domestic and foreign corporations; federal, state, and local domestic government agencies; governments of foreign countries; public and private utilities; and national and international trade associations. Very frequently, we work with major law firms who approach us on behalf of their own clients. While we have particular expertise in a number of industries, we provide services to a diverse group of clients in a broad range of industries. No single client accounted for more than 5% of our revenues in fiscal 2006. Our policy is to keep the identities of our clients confidential unless our work for the client is already publicly disclosed. See Note 13 of our Consolidated Financial Statements for a breakdown of our revenue by geographic region.

Investment in NeuCo

        We owned 49.7% and 51.0% of the equity of NeuCo, Inc. as of November 26, 2005, and November 27, 2004, respectively. In May 2006, NeuCo completed the acquisition of Ohio-based Pegasus Technologies, Inc., a majority-owned subsidiary of Rio Tinto America Services Company. As a result of the transaction, Pegasus equity holders received an equity interest in NeuCo equal to 26.5% of the outstanding common stock and consequently our interest in NeuCo has been reduced to 36.4% as of November 25, 2006. As such, during the third quarter of fiscal 2006, we began accounting for our remaining investment in NeuCo under the equity method of accounting. Prior to NeuCo's acquisition of Pegasus and the resulting reduction of our interest in NeuCo, NeuCo's financial results had been consolidated with ours. Prior to deconsolidation, NeuCo achieved revenues of approximately $3.0 million and a net loss of approximately $280,000 in the first two quarters of fiscal 2006. In fiscal 2005 and 2004, NeuCo generated $9.0 million and $8.4 million, respectively, in revenues. In fiscal 2005 and 2004, NeuCo's net income was $114,000 and $753,000, respectively.

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

Human Resources

        On November 25, 2006, we had 994 employees, including 733 employee consultants, comprising 172 vice presidents, 332 other senior employee consultants (either principals, associate principals, senior associates, or consulting associates) and 229 junior consultants (either associates, analysts, or staff), as well as 261 administrative staff members. Vice presidents and principals generally work closely with clients, supervise junior consultants, provide expert testimony on occasion, and seek to generate business for CRA. Principals, associate principals, senior associates, and consulting associates typically serve as project managers and handle complex research assignments. Consulting associates, associates, and analysts gather and analyze data sets and complete statistical programming and library research.

        We derive most of our revenues directly from the services provided by our employee consultants. Our employee consultants were responsible for securing engagements that accounted for approximately 87% of our total revenues in fiscal 2006 and 79% of our total revenues in fiscal 2005, excluding reimbursable expenses. Our top five employee consultants generated approximately 18% and 14% of our total revenues in fiscal 2006 and in fiscal 2005, respectively, excluding reimbursable expenses. Our employee consultants have backgrounds in many disciplines, including economics, business, corporate finance, accounting, materials sciences, and engineering. Most of our senior employee consultants, consisting of vice presidents, principals, associate principals, senior associates, and consulting associates, have either a doctorate or another advanced degree in addition to substantial management, technical, or industry expertise. Of our total senior employee consulting staff of 504 as of November 25, 2006, approximately 148 have doctorates, and approximately 231 have other advanced degrees. We believe our financial results and reputation are directly related to the number and quality of our employee consultants.

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

        Most of our vice presidents have signed non-solicitation agreements, which generally prohibit the employee from soliciting our clients or soliciting and/or hiring our employees for one year or longer following termination of the person's employment with CRA. In addition, many of the stock options we have issued since 2004 contain a provision that they may only be exercised upon the execution of a non-competition agreement. We seek to align each vice president's interest with our overall interests and most of our vice presidents have an equity interest in us.

        We maintain a discretionary bonus program through which we grant performance-based bonuses to our officers and other employees. The Compensation Committee of our Board of Directors, in its discretion, determines the bonuses to be granted to our officers, and our chief executive officer, in his discretion, determines the bonuses to be granted to our other employees, based on recommendations of the various committees supervising the employees' work. We will submit to our shareholders a new performance-based plan for executive officers that will allow us to deduct certain compensation paid to executive officers that would not otherwise be deductible under Section 162(m) of the Internal Revenue Code.

        In addition, we work closely with a select group of non-employee experts from leading universities and industry, who supplement the work of our employee consultants and generate business for us. In each of fiscal 2006 and 2005, six of our exclusive non-employee experts were responsible for securing engagements that accounted for approximately 7% and 13% of our revenues in those years, excluding fees charged to the engagement by the non-employee expert and reimbursable expenses. We believe these experts choose to work with us because of the interesting and challenging nature of our work, the opportunity to work with our quality-oriented consultants, and the financially rewarding nature of the work. Forty-five non-employee experts, generally comprising the more active of those with whom we work, have entered into non-competition agreements of varying lengths with us as of November 25, 2006.

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

        In our legal, regulatory, and financial consulting practice, we derive much of our new business from referrals by existing clients. We have worked with leading law firms across the country and believe we have developed a reputation among law firms as a preferred source of sophisticated economic advice for litigation and regulatory work. For our business consulting practice, we also rely on referrals from existing clients, but supplement referrals with a significant amount of direct marketing to new clients through conferences, seminars, publications, presentations, and direct solicitations.

        A few years ago, we commenced a corporate branding initiative. The purpose of the initiative was to establish a unified corporate look and ensure that our corporate materials reflected our image and reinforced our business strategy. Our goal was to articulate our value proposition more effectively to the marketplace and produce a more consistent "look and feel" for our corporate collateral materials. As part of this initiative, in May 2005, we changed our name from Charles River Associates Incorporated to CRA International, Inc. The name change reflects our global presence in the economic, financial and management consulting industry. We expect our corporate branding initiative to continue, including the integration of our recently acquired practices, offices and consultants.

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

Competition

        The market for economic and business consulting services is intensely competitive, highly fragmented, and subject to rapid change. In general, there are few barriers to entry into our markets, and we expect to face additional competition from new entrants into the economic and business consulting industries. In the legal, regulatory, and financial consulting market, we compete primarily with other economic consulting firms and individual academics. We believe the principal competitive factors in this market are reputation, analytical ability, industry expertise, size, and service. In the business consulting market, we compete primarily with other business and management consulting firms, specialized or industry-specific consulting firms, the consulting practices of large accounting firms, and the internal professional resources of existing and potential clients. We believe the principal competitive factors in this market are reputation, industry expertise, analytical ability, service, and price.

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

We depend upon key employees to generate revenue

        Our business consists primarily of the delivery of professional services, and accordingly, our success depends heavily on the efforts, abilities, business generation capabilities, and project execution capabilities of our employee consultants. In particular, our employee consultants' personal relationships with our clients are a critical element in obtaining and maintaining client engagements. If we lose the services of any employee consultant or if our employee consultants fail to generate business or otherwise fail to perform effectively, that loss or failure could adversely affect our revenues and results of operations. Our employee consultants generated engagements that accounted for approximately 87% of our revenues in fiscal 2006 and approximately 79% in fiscal 2005, excluding reimbursable expenses. Our top five employee consultants generated approximately 18% and 14% of our revenues in fiscal 2006 and in fiscal 2005, respectively, excluding reimbursable expenses. We do not have non-compete agreements with the majority of our employee consultants, and they can terminate their relationships with us at will and without notice. The non-competition and non-solicitation agreements that we have with some of our employee consultants offer us only limited protection and may not be enforceable in every jurisdiction.

We depend on our non-employee experts

        We depend on our relationships with our exclusive non-employee experts. In fiscal 2006 and fiscal 2005, six of our exclusive non-employee experts generated engagements that accounted for approximately 7% and 13% of our revenues in those years, respectively, excluding fees charged to the engagement by the non-employee expert and reimbursable expenses. We believe that these experts are highly regarded in their fields and that each offers a combination of knowledge, experience, and expertise that would be very difficult to replace. We also believe that we have been able to secure some engagements and attract consultants in part because we could offer the services of these experts. Most of these experts can limit their relationships with us at any time for any reason. These reasons could include affiliations with universities with policies that prohibit accepting specified engagements, the pursuit of other interests, and retirement.

        As of November 25, 2006, we had non-competition agreements with 45 of our non-employee experts. The limitation or termination of any of their relationships with us, or competition from any of them after these agreements expire, could harm our reputation, reduce our business opportunities and adversely affect our revenues and results of operations.

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

Our entry into new lines of business could adversely affect our results of operations

        If we attempt to develop new practice areas or lines of business outside our core economic and business consulting services, those efforts could harm our results of operations. Our efforts in new practice areas or new lines of business involve inherent risks, including risks associated with inexperience and competition from mature participants in the markets we enter. Our inexperience in these new practice areas or lines of business may result in costly decisions that could harm our business.

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

We depend on our antitrust and mergers and acquisitions consulting business

        We derived approximately 27% of our revenues in fiscal 2006, 28% of our revenues in fiscal 2005, and 25% of our revenues in fiscal 2004 from engagements in our antitrust and mergers and acquisitions practice areas. Any substantial reduction in the number or size of our engagements in these practice areas could adversely affect our revenues and results of operations. We derived significant revenues from engagements relating to enforcement of U.S. antitrust laws. Changes in federal antitrust laws, changes in judicial interpretations of these laws, or less vigorous enforcement of these laws as a result of changes in political appointments or priorities or for other reasons could substantially reduce our revenues from engagements in this area. In addition, adverse changes in general economic conditions, particularly conditions influencing the merger and acquisition activity of larger companies, could adversely affect engagements in which we assist clients in proceedings before the U.S. Department of Justice and the U.S. Federal Trade Commission. An economic slowdown may have an adverse effect on mergers and acquisitions activity, which would reduce the number and scope of our engagements in this practice area. Any such downturn would adversely affect our revenues and results of operations.

We derive our revenues from a limited number of large engagements

        We derive a portion of our revenues from a limited number of large engagements. If we do not obtain a significant number of new large engagements each year, our business, financial condition, and results of operations could suffer. Our ten largest engagements accounted for approximately 14% of our revenues in fiscal 2006, 12% in fiscal 2005, and 17% in fiscal 2004. Our ten largest clients accounted for approximately 19%, 20%, and 23% of our revenues in those years, respectively. In general, the volume of work we perform for any particular client varies from year to year, and due to the specific engagement nature of our practice, a major client in one year may not hire us in the following year.

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

        We conduct a portion of our business in the Middle East. At times, the ongoing terrorist activity and military and other conflicts in the region have significantly interrupted our business operations in that region and have slowed the flow of new opportunities and proposals, which ultimately have adversely affected our revenues and results of operations.

        If our international revenues continue to increase relative to our total revenues, these factors could have a more pronounced effect on our operating results.

Our debt obligations may adversely impact our financial performance

        In June and July of 2004, we issued a total of $90.0 million of 2.875% convertible senior subordinated debentures due 2034. We had previously operated with little or no debt, and our previous payments of interest had not been material. The interest we are required to pay on these debentures reduces our net income each year and will continue to do so until the debentures are no longer outstanding. The terms of the debentures also include provisions that could accelerate our obligation to repay all amounts outstanding under the debentures if certain events happen, such as our failure to pay interest in a timely manner, failure to pay principal upon redemption or repurchase, failure to deliver cash, shares of common stock, or other property upon conversion and other specified events of default. In addition, on June 15, 2011, June 15, 2014, June 15, 2019, June 15, 2024 and June 15, 2029, or following specified fundamental changes, holders of the debentures may require us to repurchase their debentures for cash. On December 14, 2004, we irrevocably elected to settle with cash 100% of the principal amount of the debentures upon conversion thereof, and holders of the debentures may convert them if our stock price exceeds $50 per share for at least 20 out of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. On November 16, 2006, the last reported sales price of our common stock was greater than $50 per share for the twentieth day in the thirty consecutive trading day period ending on the last day of our fourth fiscal quarter. Because of this occurrence, holders of the debentures may convert them during our first fiscal quarter ending on February 16, 2007. On February 2, 2007, the last reported sales price of our common stock was greater than $50 per share for the twentieth day in the thirty consecutive trading day period ending on the last day of our first quarter of fiscal 2007. Because of this occurrence, holders of the debentures may convert them during our second fiscal quarter ending on May 11, 2007. This test is repeated each fiscal quarter. To date, no conversions have occurred. On June 20, 2005, we amended our loan agreement with our bank to increase the existing line of credit from $40 million to $90 million to mitigate the potential liquidity risk, and to provide funding if required, in the event of conversion by the debenture holders. We intend to use the amounts available under our bank line of credit, in the event debenture holders exercise their rights to convert. The degree to which we are leveraged could adversely affect our ability to obtain further financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures.

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

  •
  fluctuations in our provision for income taxes due to changes in income arising in various tax jurisdictions, valuation allowances, non-deductible expenses, and changes in estimates for tax contingencies;

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

Competition from other economic and business consulting firms could hurt our business

        The market for economic and business consulting services is intensely competitive, highly fragmented, and subject to rapid change. We may be unable to compete successfully with our existing competitors or with any new competitors. In general, there are few barriers to entry into our markets, and we expect to face additional competition from new entrants into the economic and business consulting industries. In the legal, regulatory, and financial consulting market, we compete primarily with other economic and financial consulting firms and individual academics. In the business consulting market, we compete primarily with other business and management consulting firms, specialized or industry-specific consulting firms, the consulting practices of large accounting firms, and the internal professional resources of existing and potential clients. Many of our competitors have national or international reputations as well as significantly greater personnel, financial, managerial, technical, and marketing resources than we do, which could enhance their ability to respond more quickly to technological changes, finance acquisitions, and fund internal growth. Some of our competitors also have a significantly broader geographic presence than we do.

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

        In recent years, there has been significant litigation in the U.S. involving patents and other intellectual property rights. We could incur substantial costs in prosecuting or defending any intellectual property litigation, which could adversely affect our operating results and financial condition.

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

Our reported earnings per share may be more volatile because of the accounting standards, rules, and regulations as they relate to our convertible senior subordinated debentures

        Holders of our 2.875% convertible senior subordinated debentures due 2034 may convert the debentures only under certain circumstances, including certain stock price-related conversion contingencies. As further described in Note 10 to our consolidated financial statements, we determine the effect of the debentures on earnings per share under the treasury stock method of accounting. The treasury stock method of accounting allows us to report dilution only when our average stock price per share for the reporting period exceeds the $40 conversion price and only to the extent of the additional shares we may be required to issue in the event our conversion obligation exceeds the principal amount of the debentures converted. Accordingly, volatility in our stock price could cause volatility in our reported diluted earnings per share.

The market price of our common stock may be volatile

        The market price of our common stock has fluctuated widely and may continue to do so. For example, from November 27, 2005, to November 25, 2006, the trading price of our common stock ranged from a high of $52.77 per share to a low of $41.50 per share. Many factors could cause the market price of our common stock to rise and fall. Some of these factors are:

  •
  variations in our quarterly results of operations;

  •
  the hiring or departure of key personnel or non-employee experts;

  •
  changes in our professional reputation;

  •
  the introduction of new services by us or our competitors;

  •
  acquisitions or strategic alliances involving us or our competitors;

  •
  changes in accounting principles or methods, such as SFAS No. 123R and FASB Interpretation No. 47;

  •
  changes in estimates of our performance or recommendations by securities analysts;

  •
  future sales of shares of common stock in the public market; and

  •
  market conditions in the industry and the economy as a whole.

        In addition, the stock market often experiences significant price and volume fluctuations. These fluctuations are often unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. When the market price of a company's stock drops significantly, shareholders often institute securities class action litigation against that company. Any litigation against us could cause us to incur substantial costs, divert the time and attention of our management and other resources, or otherwise harm our business.

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

Item 1B—Unresolved Staff Comments

        Not applicable.

Item 2—Properties

        In the aggregate, as of November 25, 2006, we lease approximately 369,000 square feet of office space in locations around the world. Of this total, we have subleased to other companies approximately 32,000 square feet of our office space.

        All of our offices are electronically linked and have access to our core consulting tools. We believe our existing facilities are adequate to meet our current requirements and that suitable space will be available as needed.

Item 3—Legal Proceedings

        None.

Item 4—Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our shareholders during the fourth quarter of fiscal 2006.

PART II

Item 5—Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

        Market Information.    We first offered our common stock to the public on April 23, 1998. Our common stock is traded on the NASDAQ Global Select Market under the symbol CRAI. The following table provides the high and low sales prices of our common stock as reported on the NASDAQ National Market or NASDAQ Global Select Market, as applicable, for the periods indicated.

Fiscal Year Ended November 26, 2005	High	Low
November 28, 2004 to February 18, 2005	$48.48	$40.50
February 19, 2005 to May 13, 2005	$54.71	$41.55
May 14, 2005 to September 2, 2005	$58.47	$45.25
September 3, 2005 to November 26, 2005	$51.10	$40.23
Fiscal Year Ended November 25, 2006	High	Low
November 27, 2005 to February 17, 2006	$51.80	$43.47
February 18, 2006 to May 12, 2006	$52.77	$44.89
May 13, 2006 to September 1, 2006	$49.00	$41.50
September 2, 2006 to November 25, 2006	$52.48	$44.11

        Shareholders.    We had approximately 106 holders of record of our common stock as of February 6, 2007. This number does not include shareholders for whom shares were held in a "nominee" or "street" name.

        Dividends.    We have not paid any cash dividends in the past and we do not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of our bank line of credit place restrictions on our ability to pay cash dividends on our common stock.

        Repurchases of Equity Securities.    The following table provides information about our repurchases of shares of our common stock during the twelve weeks ended November 25, 2006. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not have any purchases by any affiliate or other person (if any) that are reportable in the following table. For purposes of this table, we have divided the quarter into three equal periods of four weeks.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)		(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
September 2, 2006, to September 29, 2006	—	—	—		—
September 30, 2006, to October 27, 2006	186,749	$50.67	186,749	(1)	257,051	(1)
October 28, 2006, to November 25, 2006	—	—	—		—

(1)
On July 26, 2006, we issued a press release announcing that our Board of Directors has approved the repurchase from time to time of up to 500,000 shares of our common stock. To date we have repurchased 242,949 shares under this plan. Our announcement did not specify any expiration date for this plan.

Item 6—Selected Financial Data

        The following selected consolidated financial data as of and for each of the fiscal years in the five-year period ended November 25, 2006, has been derived from our audited consolidated financial statements.

	Fiscal Year Ended
	November 25, 2006 (52 weeks)	November 26, 2005 (52 weeks)	November 27, 2004 (52 weeks)	November 29, 2003 (52 weeks)	November 30, 2002 (53 weeks)
	(In thousands, except per share data)
Consolidated Statement of Operations Data(1):
Revenues	$349,894	$295,474	$216,735	$163,458	$130,690
Costs of services	221,342	174,724	127,716	100,168	80,659

Gross profit	128,552	120,750	89,019	63,290	50,031
Selling, general and administrative	80,601	76,562	57,286	43,055	36,600

Income from operations	47,951	44,188	31,733	20,235	13,431
Interest income	5,089	2,149	904	429	486
Interest expense	(3,424)	(3,369)	(1,751)	(38)	(120)
Other income (expense)	(203)	221	(260)	(306)	(29)

Income before provision for income taxes, minority interest, equity method investment gain (loss), and cumulative effect of accounting change	49,413	43,189	30,626	20,320	13,768
Provision for income taxes	(21,182)	(18,530)	(13,947)	(8,737)	(5,879)

Income before minority interest, equity method investment gain (loss), and cumulative effect of accounting change	28,231	24,659	16,679	11,583	7,889
Minority interest	141	(59)	(335)	(154)	547
Equity method investment gain (loss), net of tax	(529)	—	—	—	—
Cumulative effect of accounting change, net of tax	(398)	—	—	—	—

Net income	$27,445	$24,600	$16,344	$11,429	$8,436

Net income per share(2):
Basic	$2.40	$2.34	$1.63	$1.21	$0.93

Diluted	$2.24	$2.13	$1.55	$1.16	$0.91

Weighted average number of shares outstanding(2):
Basic	11,418	10,526	10,016	9,438	9,047

Diluted	12,272	11,564	10,520	9,843	9,283

	November 25, 2006	November 26, 2005	November 27, 2004	November 29, 2003	November 30, 2002
	(In thousands)
Consolidated Balance Sheet Data:
Working capital	$160,023	$148,382	$101,319	$78,952	$37,709
Total assets	445,896	387,545	288,811	164,216	109,169
Total long-term debt	87,000	90,242	91,214	1,571	413
Total shareholders' equity	248,776	204,620	127,026	118,031	78,358

(1)
During the past five fiscal years, we made the following acquisitions:

•
May 23, 2006, certain assets of The Ballentine Barbera Group.

•
June 16, 2005, the equity of Economics of Competition and Litigation Limited, formerly known as Lexecon Ltd.

•
April 27, 2005, the equity of Lee & Allen Consulting Limited.

•
November 18, 2004, the equity of Network Economics Consulting Group Pty Ltd.

•
November 12, 2004, certain assets and liabilities of Tabors Caramanis & Associates.

•
April 30, 2004, the equity of InteCap, Inc.

•
April 29, 2002, certain assets of the North American operations of Arthur D. Little's Chemical and Energy practice (Arthur D. Little is now known as Dehon, Inc.). May 10, 2002, certain assets of the U.K. operations of Arthur D. Little's Chemical and Energy practice.

  Each of these acquisitions was accounted for under the purchase accounting method, and the results of operations for each of these acquisitions have been included in the accompanying statements of income from the respective dates of acquisition.

(2)
Basic net income per share represents net income divided by the weighted average shares of common stock outstanding during the period. Diluted net income per share represents net income divided by the weighted average shares of common stock and common stock equivalents outstanding during the period. Weighted average shares used in diluted net income per share include common stock equivalents arising from stock options, unvested restricted stock, and shares underlying our debentures using the treasury stock method.

Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are a worldwide leading economic, financial, and management consulting firm that applies advanced analytic techniques and in-depth industry knowledge to complex engagements for a broad range of clients. We offer two types of services: legal, regulatory, and financial consulting and business consulting. We estimate that we derived approximately 99% of our consolidated revenues in fiscal 2006 from business consulting and legal, regulatory, and financial consulting.

        We derive revenues principally from professional services rendered by our employee consultants. In most instances, we charge clients on a time-and-materials basis and recognize revenues in the period when we provide our services. We charge consultants' time at hourly rates, which vary from consultant to consultant depending on a consultant's position, experience, and expertise, and other factors. We derive a portion of our revenues from fixed-price contracts. Revenues from fixed-price engagements are recognized using a proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. We derived 5.3% and 6.5% of our revenues from fixed-price engagements in fiscal 2006 and 2005, respectively. We generate substantially all of our professional services fees from the work of our own employee consultants and a portion from the work of our non-employee experts. Factors that affect our professional services revenues include the number and scope of client engagements, the number of consultants we employ, the consultants' billing rates, and the number of hours our consultants work. Revenues also include reimbursements, or expenses billed to clients, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses.

        Our costs of services include the salaries, bonuses, share-based compensation expense (in fiscal 2006 only), and benefits of our employee consultants. Our bonus program awards discretionary bonuses based on our revenues and profitability and individual performance. Costs of services also include out-of-pocket and other expenses that are billed to clients, and the salaries, bonuses, and benefits of support staff whose time is billed directly to clients, such as librarians, editors, and programmers. Selling, general, and administrative expenses include salaries, bonuses, share-based compensation expense, and benefits of our administrative and support staff, fees to non-employee experts for generating new business, office rent, marketing, and other costs.

Utilization & Seasonality

        Because we derive the majority of our revenues from hourly billings by our employee consultants, our utilization of those employee consultants is one key indicator that we use to measure our operating performance. We calculate utilization by dividing the total hours worked by our employee consultants on engagements during the measurement period by the total number of hours that our employee consultants were available to work during that period. Utilization was 78% for fiscal 2006 and fiscal 2005, and 79% for fiscal 2004. Historically, we have experienced higher utilization in our legal, regulatory, and financial consulting practice than in our business consulting practice because our business consulting practice devotes a greater portion of its time to sales and marketing efforts.

        We experience certain seasonal effects that impact our revenue. Because our revenues depend on the number of hours worked by our employee consultants, concurrent vacations or holidays taken by a large number of consultants can adversely impact our revenue. Historically, we experience lower utilization in the first quarter, which includes the holiday season, and in the third quarter, which is a 16-week period, and includes the summer vacation season for most of our offices.

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

        The terms "fiscal 2006," "fiscal 2005," and "fiscal 2004" refer to the 52-week periods ended November 25, 2006, November 26, 2005, and November 27, 2004, respectively.

Acquisitions and International Expansion

        On May 23, 2006, we completed the acquisition of certain assets of The Ballentine Barbera Group, LLC ("BBG"), an independent consulting firm focusing on transfer pricing services headquartered in Washington, D.C. We purchased BBG for approximately $22.9 million (after adding acquisition costs and transaction fees paid or accrued). The purchase price consisted of $17.9 million in cash and $5.0 million in CRA restricted stock. We paid $17.6 million of the cash portion of the purchase price during fiscal 2006 and the remaining $0.3 million of the cash portion was paid in January 2007. The BBG acquisition added approximately 35 employee consultants.

        On June 16, 2005, we completed the acquisition of all of the equity of Economics of Competition and Litigation Limited ("ECL"), a London-based provider of competition economics in Europe, formerly known as Lexecon Ltd. We purchased ECL for approximately $16.8 million valued using foreign exchange rates as of the date of acquisition (after deducting cash acquired, and adding acquisition costs and transaction fees paid or accrued). The purchase price consisted of $12.6 million in cash and $4.2 million in loan notes that were exchanged for 78,265 shares of our common stock, which carry restrictions with respect to when they can be sold. The ECL acquisition added approximately 25 employee consultants.

        On April 27, 2005, we completed the acquisition of all of the equity of Lee & Allen Consulting Limited ("Lee & Allen"), a London-based consulting firm offering financial dispute resolution and forensic accounting services to the corporate, legal, and regulatory markets. We purchased Lee & Allen for approximately $17.1 million valued using foreign exchange rates as of the date of the acquisition (after deducting cash acquired, and adding acquisition costs and transaction fees paid or accrued). The purchase price consisted of $13.3 million in cash and $3.8 million in loan notes that were exchanged for 77,343 shares of our common stock, which carry restrictions with respect to when they can be sold. The Lee & Allen acquisition added approximately 40 employee consultants.

        On November 18, 2004, we completed the acquisition of all of the equity of Network Economics Consulting Group Pty Ltd ("NECG"), an Australia-based regulatory and economic consulting firm, for a purchase price of approximately $10.5 million valued using foreign exchange rates as of the date of the acquisition (after deducting cash acquired, and adding acquisition costs and transaction fees paid or accrued), consisting of $7.5 million in cash and 75,261 shares of our common stock valued at $3.0 million. These shares carry restrictions with respect to when they can be sold. The NECG acquisition added 34 employee consultants.

        On November 12, 2004, we completed the acquisition of certain assets and liabilities of Tabors Caramanis & Associates ("TCA"), a Cambridge, Massachusetts-based economics and engineering consulting firm, for a purchase price of approximately $7.8 million (after adding a working capital adjustment, acquisition costs, and transaction fees paid or accrued), consisting of $6.7 million in cash and 25,900 shares of our common stock valued at $1.1 million. These shares carry restrictions with respect to when they can be sold. The TCA acquisition added 15 employee consultants.

        The BBG, ECL, Lee & Allen, NECG, and TCA acquisitions have been accounted for under the purchase method of accounting, and the results of operations have been included in the accompanying statements of income from the date of acquisition. The purchase agreements for these acquisitions provide for additional purchase consideration for up to five years following the transactions, if specific performance targets are met. These earnouts are payable in cash and/or our common stock. Any additional payments related to these contingencies will be accounted for as additional goodwill. During fiscal 2005, CRA recorded an additional $1.1 million of purchase price related to these acquisitions, which was paid in cash and common stock during the second quarter of fiscal 2006. During fiscal 2006, CRA recorded $1.5 million in additional purchase price related to these acquisitions, which included promissory notes and common stock. These payments, and any additional payments related to these contingencies, have been and will be accounted for as additional goodwill.

        On April 30, 2004, we completed the acquisition of all of the equity of InteCap, Inc. ("InteCap") for a purchase price of approximately $79.4 million (after deducting cash acquired, and after adding acquisition costs and transaction fees paid or accrued). The acquisition has been accounted for under the purchase method of accounting. The results of operations have been included in the accompanying statements of income beginning May 1, 2004. The InteCap acquisition added approximately 130 employee consultants and expanded our geographic footprint into key markets such as Chicago and New York, and strengthened our presence in Houston, Silicon Valley, Boston and Washington D.C.

        In fiscal 2006, our revenues from international operations increased from fiscal 2005. Revenues from our international operations accounted for 23.6%, 19.1%, and 10.5% of our total revenues in fiscal 2006, fiscal 2005, and fiscal 2004, respectively, as more fully described in Note 13 to our consolidated financial statements. Our international revenues for fiscal 2006 reflect a full year of operations for the Lee & Allen and ECL acquisitions, which occurred during the second and third quarters of fiscal 2005, respectively. Our international revenues for fiscal 2005 reflect a full year of operations for the NECG acquisition, which occurred during the last quarter of fiscal 2004. In addition, our international revenues for fiscal 2005 include partial year operations for the United Kingdom-based ECL and Lee & Allen acquisitions. These acquisitions have significantly increased the diversification of our European business, including forensic accounting and computing practices, and expanded service offerings in competition economics, commercial litigation, and energy industries. We have also developed a significant presence in the European litigation and regulatory markets; in addition, we can now serve clients in South Africa, Hong Kong, and other parts of Asia. We continue to actively evaluate opportunities to strengthen our presence overseas.

Investment in NeuCo

        We owned 49.7% and 51.0% of the equity of NeuCo, Inc. as of November 26, 2005, and November 27, 2004, respectively. In May 2006, NeuCo completed the acquisition of Ohio-based Pegasus Technologies, Inc., a majority-owned subsidiary of Rio Tinto America Services Company. As a result of the transaction, Pegasus equity holders received an equity interest in NeuCo equal to 26.5% of the outstanding common stock and consequently our interest in NeuCo was reduced to 36.4% as of November 25, 2006. As such, during the third quarter of fiscal 2006, we began accounting for our remaining investment in NeuCo under the equity method of accounting. Prior to NeuCo's acquisition of Pegasus and the resulting reduction of our interest in NeuCo, NeuCo's financial results had been consolidated with ours. Prior to deconsolidation, NeuCo achieved revenues of approximately $3.0 million and a net loss of approximately $280,000 in the first two quarters of fiscal 2006. In fiscal 2005 and 2004, NeuCo generated $9.0 million and $8.4 million, respectively, in revenues. In fiscal 2005 and 2004, NeuCo's net income was $114,000 and $753,000, respectively.

Critical Accounting Policies

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosure of contingent assets and liabilities. Estimates in these consolidated financial statements include, but are not limited to, accounts receivable allowances, revenue recognition on fixed price contracts, share-based compensation, valuation of acquired intangible assets, impairment of long lived assets, including goodwill, accrued and deferred income taxes, valuation allowances on deferred tax assets, and accrued bonuses. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if our assumptions based on past experience or our other assumptions do not turn out to be substantially accurate.

        A summary of the accounting policies that we believe are most critical to understanding and evaluating our financial results is set forth below. This summary should be read in conjunction with our consolidated financial statements and the related notes included in Item 8 of this annual report on Form 10-K.

        Revenue Recognition and Accounts Receivable Allowances.    We derive substantially all of our revenues from the performance of professional services. The contracts that we enter into and operate under specify whether the engagement will be billed on a time-and-materials or fixed-price basis. These engagements generally last three to six months, although some of our engagements can be much longer in duration. Each contract must be approved by one of our vice presidents.

        We recognize substantially all of our revenues under written service contracts with our clients where the fee is fixed or determinable, as the services are provided, and only in those situations where collection from the client is reasonably assured. In certain limited cases we provide services to our clients without sufficient contractual documentation to allow us to recognize revenue in accordance with U.S. GAAP. In these cases, where we invoice clients, these amounts are fully reserved until all criteria for recognizing revenue are met. The majority of our revenue is derived from time-and-materials service contracts. Revenues from time-and-materials service contracts are recognized as the services are provided based upon hours worked and contractually agreed-upon hourly rates, as well as a computer services fee based upon hours worked. Revenues from fixed-price engagements are recognized on a proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. Project costs are based on the direct salary and associated fringe benefits of the consultants on the engagement plus all direct expenses incurred to complete the engagement that are not reimbursed by the client. The proportional performance method is used since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and terms set forth in the contract, and are indicative of the level of benefit provided to our clients. Our fixed-price contracts generally include a termination provision that converts the agreement to a time-and-materials contract in the event of termination of the contract. There are no costs that are deferred and amortized over the contract term. Our management maintains contact with project managers to discuss the status of the projects and, for fixed-price engagements, management is updated on the budgeted costs and resources required to complete the project. These budgets are then used to calculate revenue recognition and to estimate the anticipated income or loss on the project. In the past, we have occasionally been required to commit unanticipated additional resources to complete projects, which have resulted in lower than anticipated income or losses on those contracts. We may experience similar situations in the future. Provisions for estimated losses on contracts are made during the period in which such losses become probable and can be reasonably estimated. To date, such losses have not been significant.

        Revenues also include reimbursements, or expenses billed to clients, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. These reimbursable expenses are as follows (in thousands):

	Year Ended
	November 25, 2006 (52 weeks)	November 26, 2005 (52 weeks)	November 27, 2004 (52 weeks)
Reimbursable expenses billed to clients	$41,222	$35,605	$29,140

        Our normal payment terms are 30 days from invoice date. For fiscal 2006 and fiscal 2005, our average days sales outstanding (DSOs) were 107 days and 105 days, respectively. We calculate DSOs by dividing the sum of our accounts receivable and unbilled services balance, net of deferred revenue, at the end of the fiscal quarter by average daily revenues. Average daily revenues are calculated by dividing quarter revenues by the number of days in a quarter. Our project managers and finance personnel monitor payments from our clients and assess any collection issues. We maintain accounts receivable allowances for estimated losses resulting from the inability of our clients to make required payments. We base our estimates on our historical collection experience, current trends, and credit policy. In determining these estimates, we examine historical write-offs of our receivables and review client accounts to identify any specific customer collection issues. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Our failure to estimate accurately the accounts receivable allowances and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition, and results of operations. As of November 25, 2006 and November 26, 2005, $6.3 million and $5.0 million, was provided for accounts receivable allowances, respectively.

        Share-Based Compensation Expense.    We adopted SFAS No. 123R, "Share-Based Payments" in the first quarter of fiscal 2006 using the modified prospective application method and began accounting for our equity-based compensation using a fair value based recognition method. Under the fair value recognition requirements of SFAS No. 123R, share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. Prior to the adoption of SFAS No. 123R, we followed the intrinsic value method in accordance with APB No. 25 to account for our employee stock options. Historically, all stock options have been granted with an exercise price equal to the fair market value of the common stock on the date of grant. Accordingly, no compensation expense was recognized for option grants to employees and directors. However, compensation expense was recognized in connection with the issuance of stock options to non-employee consultants.

        We recognize share-based compensation expense using the straight-line attribution method under SFAS No. 123R. We use the Black-Scholes option-pricing model to estimate the fair value of share-based awards. Option valuation models require the input of assumptions, including the expected life of the share-based awards, the expected stock price volatility, the risk-free interest rate, and the expected dividend yield. The expected volatility and expected life are based on our historical experience. The risk-free interest rate is based on U.S. Treasury interest rates whose term is consistent with the expected life of the share-based award. Expected dividend yield was not considered in the option pricing formula since we do not pay dividends and have no current plans to do so in the future. We will update these assumptions if changes are warranted. The forfeiture rate is based upon historical experience. As required by SFAS No. 123R, we adjust the estimated forfeiture rate based upon our actual experience.

        Goodwill and Other Intangible Assets.    We account for our acquisitions under the purchase method of accounting pursuant to Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" (SFAS No. 141). Goodwill represents the purchase price of acquired businesses in excess of the fair market value of net assets acquired. Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives.

Intangible assets generally consist principally of non-competition agreements, which are amortized on a straight-line basis over the related estimated lives of the agreements (seven to ten years), as well as customer relationships, backlog, trade names, and property leases, which are amortized on a straight-line basis over their remaining useful lives (one to ten years).

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill and intangible assets with indefinite lives are not subject to amortization, but monitored annually for impairment, or more frequently if there are indicators of impairment. Any impairment would be measured based upon the fair value of the related asset based on the provisions of SFAS No. 142. Because we have one reporting segment, under SFAS No. 142, we utilize the entity-wide approach for assessing goodwill for impairment and compare our market value to our net book value to determine if an impairment exists. There were no impairment losses related to goodwill in any of the fiscal years presented. If we determine through the impairment review process that goodwill has been impaired, we would record the impairment charge in our consolidated statement of income. The net amount of goodwill was approximately $141.3 million as of November 25, 2006. The goodwill amount for the acquisitions is initially recorded based upon a preliminary estimated purchase price allocation and is subject to change. Any preliminary purchase price allocation is based upon our estimate of fair value, and is finalized as we receive other information relevant to the acquisition, such as exit costs related to lease obligations.

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

        If we were to determine that an impairment review is required, we would review the expected future undiscounted cash flows to be generated by the assets. If we determine that the carrying value of intangible assets may not be recoverable, we would measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. The net amount of intangible assets was approximately $8.3 million as of November 25, 2006, which includes approximately $2.0 million related to the BBG acquisition, $1.9 million related to the ECL acquisition, and $2.0 million related to the Lee & Allen acquisition.

        Accounting for Income Taxes.    We record income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        Our financial statements contain certain deferred tax assets and liabilities that result from temporary differences between book and tax accounting, as well as net operating loss carryforwards. SFAS No. 109, "Accounting for Income Taxes," requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The decision to record a valuation allowance requires varying degrees of judgment based upon the nature of the item giving rise to the deferred tax asset. As a result of operating losses incurred in certain of our foreign subsidiaries, and uncertainty as to the extent and timing of profitability in future periods, we recorded valuation allowances in certain of these foreign subsidiaries based on the facts and circumstances affecting each subsidiary. Had we not recorded these allowances of $60,000 and $241,000 in fiscal 2006 and fiscal 2005, respectively, we would have reported a lower effective tax rate than that recognized in our statements of income in fiscal 2006 and fiscal 2005. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination was made. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is possible that changes in these estimates in the near term could materially affect our financial condition and results of operations.

        Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state, or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction, and as a result of acquisitions. Our effective tax rate was 42.9% in fiscal 2006 and fiscal 2005. Our effective tax rate would have been lower in fiscal 2006 except for the limitation on deducting certain executive officer compensation in accordance with Section 162(m) of the Internal Revenue Code.

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

Recent Accounting Pronouncements

        In September 2006, the U.S. Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company's balance sheet and statement of operations and the related financial statement disclosures. SAB 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We do not believe that the adoption of SAB 108 will have a significant impact on our consolidated statement of income or financial condition.

        In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which clarifies the accounting for uncertainty income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We expect to adopt FIN 48 in fiscal 2008. We are in the process of evaluating the impact that FIN 48 will have on our consolidated financial statements.

        In June 2006, the Emerging Issues Task Force of the Financial Accounting Standards Board (the "EITF") reached a conclusion on EITF Issue No. 06-3 "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement". The scope of EITF Issue No. 06-3 includes any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, and may include, but is not limited to, sales, use, value added, and some excise taxes. The EITF Issue No. 06-3 requires that the presentation of taxes on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. EITF Issue No. 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. We expect to adopt EITF Issue No. 06-3 in our second quarter of fiscal 2007. We do not believe that the adoption of EITF Issue No. 06-3 will have a significant impact on our consolidated statement of income or financial condition.

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", which replaces APB Opinion No. 20 "Accounting Changes", and SFAS No. 3 "Reporting Accounting Changes in Interim Financial Statements". SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, SFAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in the income statement. When it is impracticable to determine the cumulative effect of the change, the new principle must be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We expect to adopt SFAS 154 in fiscal 2007. SFAS 154 does not change the transition provisions of any existing pronouncements. We do not believe that the adoption of SFAS 154 will have a significant impact on our consolidated statement of income or financial condition.

Results of Operations

        The following table provides operating information as a percentage of revenues for the periods indicated:

	Fiscal Year Ended
	November 25, 2006 (52 weeks)	November 26, 2005 (52 weeks)	November 27, 2004 (52 weeks)
Revenues	100.0%	100.0%	100.0%
Costs of services	63.3	59.1	58.9

Gross profit	36.7	40.9	41.1
Selling, general and administrative	23.0	25.9	26.5

Income from operations	13.7	15.0	14.6
Interest income	1.5	.7	0.4
Interest expense	(1.0)	(1.1)	(0.8)
Other income (expense)	(0.1)	—	(0.1)

Income before provision for income taxes, minority interest, equity method investment gain (loss), and cumulative effect of accounting change	14.1	14.6	14.1
Provision for income taxes	6.0	6.3	6.4

Income before minority interest, equity method investment gain (loss), and cumulative effect of accounting change	8.1	8.3	7.7
Minority interest	—	—	(0.2)
Equity method investment loss, net of tax	(0.2)	—	—
Cumulative effect of accounting change, net of tax	(0.1)	—	—

Net income	7.8%	8.3%	7.5%

Fiscal 2006 Compared to Fiscal 2005

        Revenues.    Revenues increased $54.4 million, or 18.4%, to $349.9 million for fiscal 2006 from $295.5 million for fiscal 2005. This growth is due primarily to an increased demand for our services, as well as the Lee & Allen acquisition, which occurred during the latter part of the second quarter of fiscal 2005, the ECL acquisition, which occurred during the third quarter of fiscal 2005, and the BBG acquisition, which occurred at the beginning of the third quarter of fiscal 2006. These increases were partially offset by the deconsolidation of NeuCo, which occurred at the beginning of the third quarter of fiscal 2006. Our litigation revenues grew nearly 30% from fiscal 2005, which was largely driven by a greater demand for our services primarily in our finance, competition, and intellectual property practice areas, and the addition of our forensic accounting and computing practice areas in the second quarter of fiscal 2005. In addition, our transfer pricing practice benefited from almost two full quarters of revenues from the BBG acquisition. Our finance practice increased more than 25%, our competition practice grew more than 15%, and our intellectual property practice grew more than 10% from fiscal 2005. Our business consulting revenues grew nearly 10% from fiscal 2005, which was due primarily to our chemicals and petroleum practice, and our pharmaceuticals practice, offset partially by a decrease in our energy and environment practice. Our chemicals and petroleum practice grew nearly 30%, due to an increase in demand for our services, particularly in the Middle East, and the continued expansion of our London-based operations. Our energy and environment practice decreased approximately 10% from fiscal 2005, due primarily to a decrease in demand for our services. Overall, revenues outside of the U.S. represented approximately 24% of total revenues for fiscal 2006, compared with 19% of total revenues for fiscal 2005. The growth in revenue in our foreign offices is due primarily to the acquisitions of Lee & Allen and ECL and the increase in demand in our chemicals and petroleum practice, largely in the Middle East.

        The total number of employee consultants increased to 733 at the end of fiscal 2006 from 663 at the end of fiscal 2005, which is due to the BBG acquisition during fiscal 2006, as well as continued hiring and recruiting efforts. Increased billing rates for our employee consultants, which were phased in beginning in early December 2005, also contributed to our revenue growth. Utilization was 78% for fiscal 2006 and fiscal 2005. Revenues derived from fixed-price engagements decreased to 5.3% of total revenues for fiscal 2006 compared with 6.5% for fiscal 2005.

        Costs of Services.    Costs of services increased $46.6 million, or 26.7%, to $221.3 million for fiscal 2006 from $174.7 million for fiscal 2005. The increase was due mainly to an increase in compensation expense for our employee consultants of $41.0 million, which includes $3.4 million of share-based compensation expense due to the adoption of SFAS No. 123R during the first quarter of fiscal 2006. Excluding share-based compensation expense, the increase in compensation expense was $37.6 million. This increase was primarily due to an increase of approximately $19.5 million in the compensation we pay our employee consultants and an increase of approximately $18.1 million due to an increase in the average number of employee consultants. Our average number of employee consultants increased because of the BBG acquisition, along with the effect of a full year of ECL and Lee & Allen headcount during fiscal 2006, as well as continued recruiting and hiring efforts. Reimbursable expenses increased $5.6 million, or 15.8%, to $41.2 million for fiscal 2006 from $35.6 million for fiscal 2005. As a percentage of revenues, cost of services increased to 63.3% for fiscal 2006 from 59.1% for fiscal 2005. Of the 4.2% increase as a percentage of revenues, approximately 3.4% was due primarily to higher compensation expense for our employee consultants resulting from increased competition in the marketplace and a higher proportion of our revenue being sourced internally, the cost of which is included in cost of services. Of the increase in compensation expense for our employee consultants nearly half is offset by the decrease in commissions to non-employee experts, the cost of which is included in selling, general and administrative expenses. Also, of the increase as a percentage of revenues, approximately 1.0% was due to the effect of the adoption of SFAS No. 123R and other share-based compensation expense recognized in fiscal 2006.

        Selling, General, and Administrative.    Selling, general, and administrative expenses increased by $4.0 million, or 5.3%, to $80.6 million for fiscal 2006 from $76.6 million for fiscal 2005. Largely because of the BBG acquisition in fiscal 2006 and the ECL and Lee & Allen acquisitions in fiscal 2005, we experienced an increase in overall compensation to our administrative staff of $3.5 million, an increase in depreciation and amortization expense of $1.7 million, and an increase in rent expense $0.6 million. These increases were partially offset by a decrease in commissions to non-employee experts of $3.1 million. In addition, included in the increase in compensation expense for our administrative staff is share-based compensation expense of $1.1 million due to the adoption of SFAS No. 123R during the first quarter of fiscal 2006. Selling, general, and administrative expenses also includes approximately $0.6 million in office closure costs for our Mexico City office incurred in the second quarter of fiscal 2006. The increase in selling, general, and administrative expenses was also due to our need to support a larger and more complex global company. As a percentage of revenues, selling, general, and administrative expenses decreased to 23.0% for fiscal 2006 from 25.9% for fiscal 2005. This decrease is due primarily to lower commissions to non-employee experts and the deconsolidation of NeuCo. In addition, revenue increased at a greater rate than the increases in other selling, general, and administrative expenses, including rent and other costs that are principally fixed in nature.

        Interest Income.    Interest income increased by $2.9 million to $5.1 million for fiscal 2006 from $2.1 million for fiscal 2005. This increase was due to higher average interest rates, combined with higher cash balances from our June 2005 public stock offering and cash generated from operations. Our weighted average imputed interest rate for fiscal 2006 on our average cash and cash equivalent balances was approximately 4.1% annualized compared with approximately 2.7% annualized for fiscal 2005.

        Interest Expense.    Interest expense remained flat at $3.4 million for fiscal 2006 and fiscal 2005. Interest expense primarily represents interest incurred on the 2.875%, $90 million convertible debt, and the amortization of debt issuance costs.

        Other Income (Expense).    Other expense was $203,000 for fiscal 2006 versus other income of $221,000 for fiscal 2005. Other expense consists primarily of foreign currency exchange transaction gains and losses. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies.

        Provision for Income Taxes.    The provision for income taxes was $21.2 million for fiscal 2006, including $1.0 million from the limitation on deducting certain executive officer compensation in accordance with Section 162(m) of the Internal Revenue Code. This is an increase of $2.7 million from the fiscal 2005 provision for income taxes of $18.5 million. Our effective income tax rate was 42.9% for fiscal 2006 and fiscal 2005. Our effective tax rate in fiscal 2006 reflects the tax benefit of losses from closing our Mexico City office, a reduction of previously accrued foreign tax expense, additional valuation allowance against deferred tax assets of our New Zealand subsidiary and the limitation on deducting certain executive officer compensation in accordance with Section 162(m) of the Internal Revenue Code. Our effective tax rate in fiscal 2005 reflects the valuation allowance recorded against the deferred tax assets of our New Zealand subsidiary because of a change in the estimated losses in that tax jurisdiction.

        Minority Interest.    Previously, allocations of the minority share of NeuCo's net income resulted in deductions to our net income, while allocations of the minority share of NeuCo's net loss resulted in additions to our net income. Beginning in the third quarter of fiscal 2006, as more fully described in Note 1 to our consolidated financial statements, we no longer consolidate NeuCo in our financial statements. Therefore, we no longer record minority interest. Minority interest in the results of operations of NeuCo allocable to its other owners was a net loss of $141,000 for fiscal 2006, compared with net income of $59,000 for fiscal 2005.

        Equity Method Investment Gain (Loss), Net of Tax.    Through NeuCo's acquisition of Pegasus, as more fully described in Note 1 to our consolidated financial statements, our interest in NeuCo has been reduced from 49.7% as of November 26, 2005, to 36.4% as of November 25, 2006. As a result, we began accounting for our investment in NeuCo under the equity method of accounting. Prior to this event, we consolidated NeuCo's financial results. We record our share in the income or losses of NeuCo as equity method investment gain (loss) in the statements of income. For fiscal 2006, our equity in the losses of NeuCo was $529,000, net of tax, which includes our share of a $1.1 million legal settlement, which NeuCo recorded as an expense after the completion of its acquisition of Pegasus.

        Cumulative Effect of Accounting Change, Net of Tax.    We adopted Financial Accounting Standards Board Interpretation Number 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations", effective during the fourth quarter of fiscal 2006, as more fully described in Note 6 of our consolidated financial statements. As a result of adopting FIN 47, we recorded a cumulative effect of accounting change during the fourth quarter of fiscal 2006 totaling $398,000, net of tax.

        Net Income.    Net income increased by $2.8 million, or 11.6%, to $27.4 million for fiscal 2006 from $24.6 million for fiscal 2005. Diluted net income per share increased 5.2% to $2.24 per share for fiscal 2006 from $2.13 per share for fiscal 2005. Net income increased at a greater rate than diluted net income per share because diluted weighted average shares outstanding increased 708,000 shares to approximately 12,272,000 shares for fiscal 2006 from approximately 11,564,000 shares for fiscal 2005. The increase in diluted weighted average shares outstanding for fiscal 2006 is primarily a result of the public offering of our common stock completed in June 2005, shares issued in connection with the Lee & Allen, ECL, and BBG acquisitions, and stock option exercises occurring during fiscal 2006. These increases are offset slightly by a decrease in common stock equivalents due primarily to repurchases from our share repurchase program, employee stock options, and shares underlying our convertible debt.

Fiscal 2005 Compared to Fiscal 2004

        Revenues.    Revenues increased $78.7 million, or 36.3%, to $295.5 million for fiscal 2005 from $216.7 million for fiscal 2004. This increase is due primarily to an increased demand for our services, partially enabled by our InteCap, NECG, TCA, Lee & Allen, and ECL acquisitions. Our litigation revenues grew by approximately 48% from fiscal 2004, which was largely driven by the effects of the acquisition of InteCap at the end of the second quarter of fiscal 2004 and a greater demand for our services primarily in our competition and finance practice areas. We experienced strong revenue growth in our intellectual property practice area primarily because of the addition of InteCap. As a result, intellectual property was one of the top five revenue-generating practices for us. Our competition practice grew by approximately 50% from fiscal 2004 due primarily to the NECG and ECL acquisitions, and because of an increase of activity in the mergers and acquisitions market. Our finance practice grew by approximately 24% primarily because of increased demand for our services in general securities litigation and other financial-based litigation. For example, we had an active pipeline of work relating to certain states' investigations of business practices within the insurance industry, as well as SEC scrutiny of market trading in the mutual fund industry. Our business consulting revenues increased by approximately 22% from fiscal 2004, which was due primarily to our energy and environmental practice area, and to a lesser extent, our chemical and petroleum and pharmaceutical practice areas. Our energy and environmental practice area increased approximately 17% from fiscal 2004, and continues to be our largest business consulting practice in terms of revenue. Our energy and environmental practice benefited from several ongoing large and complex bankruptcy-related cases for energy companies, and other regulatory disputes. The TCA acquisition also contributed to the growth in our energy and environment practice area during fiscal 2005. Our chemicals and petroleum practice grew by approximately 21% from fiscal 2004, due primarily to significant growth in revenues from the Middle East, which included supporting numerous clients with strategic and operational challenges given current high energy prices. Overall, revenues outside of the U.S. represented approximately 19% of total revenues for fiscal 2005, compared with approximately 10% for fiscal 2004. The growth in our foreign offices was due primarily to the acquisitions of NECG, Lee & Allen, and ECL, and the increase in demand for our services in the Middle East.

        As a result of our acquisitions and the increased demand for our services, our average employee consultant headcount increased. The total number of employee consultants increased to 663 at the end of fiscal 2005, which included approximately 25 from the ECL acquisition, and approximately 40 from the Lee & Allen acquisition, from 554 at the end of fiscal 2004. The remaining increase in headcount from the end of fiscal 2004 was due to continued hiring and recruiting efforts. Increased billing rates for our employee consultants, phased in beginning in early December 2004, also contributed to our revenue growth. Utilization was 78% for fiscal 2005 as compared with 79% for fiscal 2004. Revenues derived from fixed-price engagements decreased slightly to 6.5% of total revenues for fiscal 2005 from 7.0% for fiscal 2004.

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

        Other Income (Expense).    Other income (expense) was income of $221,000 for fiscal 2005 versus expense of $260,000 for fiscal 2004. Other income (expense) consists primarily of foreign currency exchange transaction gains and losses. The decrease in foreign exchange losses is due primarily to billings and collections from certain clients in a currency other than the local currency in certain of our foreign offices. We managed our foreign currency exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies.

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

        Minority Interest.    Allocations of the minority share of NeuCo's net income resulted in deductions to our net income, while allocations of the minority share of NeuCo's net loss resulted in additions to our net income. Minority interest in the results of operations of NeuCo allocable to its other owners was net income of $59,000 in fiscal 2005 and net income of $335,000 in fiscal 2004.

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

Liquidity and Capital Resources

        General.    In fiscal 2006, we had a net increase in cash and cash equivalents of $16.4 million. We completed the year with cash and cash equivalents of $131.6 million, and working capital of $160.0 million.

        On June 29, 2005, we completed a public offering of 1,899,227 shares of our common stock at a price of $53.75 per share. Of the 1,899,227 shares sold, 710,000 shares were offered by us and 1,189,227 came from selling shareholders. We received net proceeds of approximately $35.9 million, after deducting the underwriting discount and estimated offering expenses. As part of the offering, we received additional net proceeds of approximately $2.6 million from the exercise of 138,187 options by the selling shareholders. The net proceeds from the offering were intended to be used for general corporate purposes, including working capital and possible acquisitions of and investments in complementary businesses.

        On May 23, 2006, we acquired certain assets of BBG for $22.9 million (after adding acquisition costs and transaction fees paid or accrued). The $22.9 million purchase price consisted of $17.9 million in cash, $17.6 million of which has been paid in fiscal 2006 and $0.3 million of which was paid in the first quarter of fiscal 2007, and $5.0 million in shares of our common stock, which carry restrictions with respect to when they can be sold. On June 16, 2005 and April 27, 2005, we completed the acquisitions of ECL and Lee & Allen, respectively. The purchase price for these acquisitions includes cash and loan notes that were exchanged for shares of our common stock, which carry restrictions with respect to when they can be sold. Upon acquisition, we paid approximately $25.9 million in cash and $8.0 million in loan notes exchanged for 147,876 shares of our common stock, which carry restrictions with respect to when they can be sold. We funded the cash portion of the purchase price of the BBG, ECL and Lee & Allen acquisitions from existing cash resources.

        On November 18, 2004 we completed the acquisition of all of the equity of NECG for approximately $10.5 million valued using foreign exchange rates as of the date of acquisition (after deducting cash acquired, and adding acquisition costs and transaction fees paid or accrued), consisting of $7.5 million in cash and 75,261 shares of our common stock valued at $3.0 million. These shares carry restriction with respect to when they can be sold. On November 12, 2004, we completed the acquisition of TCA for approximately $7.8 million (after adding a working capital adjustment, acquisition costs, and transaction fees paid or accrued). The purchase price consisted of $6.7 million in cash and 25,900 shares of our common stock valued at $1.1 million. These shares carry restrictions with respect to when they can be sold. We funded the cash portion of the purchase price of the NECG and TCA acquisitions from existing cash resources. On April 30, 2004, we completed the acquisition of InteCap, Inc. We purchased InteCap for approximately $79.4 million (after deducting cash acquired, and adding acquisition costs and transaction fees paid or accrued). We funded the purchase price from existing cash resources and borrowings of $39.6 million under our line of credit. In the third quarter of fiscal 2004, we completed a private placement of $90 million of convertible senior subordinated debentures due in 2034. We used the majority of the net proceeds from this offering to repay the amounts outstanding under the line of credit, to repurchase 622,200 shares of our common stock concurrently with the placement of the debentures, and to pay offering expenses.

        We believe that current cash balances, cash generated from operations, and amounts available under our bank line of credit will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

        Sources and Uses of Cash in Fiscal 2006.    During fiscal 2006, net cash provided by operations was $47.4 million. The sources of cash in operations include net income of $27.4 million, which included depreciation and amortization expense of $10.3 million, share-based compensation expense of $4.6 million, a decrease in deferred tax assets of $2.5 million, excess tax benefits from share-based compensation of $1.4 million, and an increase in accounts payable, accrued expenses, and other liabilities of $19.4 million. The increase in accounts payable, accrued expenses, and other liabilities is primarily due to an increase in accrued bonuses for our employee consultants, most of which will be paid in the first and second quarters of fiscal 2007. These sources of cash in operations were offset by uses of cash including an increase in accounts receivable and unbilled services of $5.5 million and $10.6 million, respectively.

        We used $30.0 million of net cash from investing activities during fiscal 2006. $17.6 million of net cash was used for the acquisition of certain assets of BBG and $6.1 million was used for capital expenditures. In addition, there was a decrease in cash of $4.8 million because we no longer consolidate NeuCo. We also used $1.5 million for the payment of additional consideration relating to acquisitions, most of which was contingent upon the acquired companies reaching certain post transaction revenue targets.

        We used $1.6 million of cash from financing activities during fiscal 2006. Cash used in financing activities was primarily used to repurchase 242,949 shares of our common stock for approximately $12.0 million in cash, as well as $1.0 million for payments on notes payable to former shareholders. In July 2006, we announced that our Board of Directors authorized a multi-year share repurchase program of up to a total of 500,000 shares of our common stock. The primary purpose of the repurchase plan is to offset the dilutive impact of stock options and restricted stock grants that have been or may be granted to employees, independent directors, and non-employee consultants. We expect to continue to repurchase shares under the share repurchase program. This was offset by proceeds from the exercise of stock options of $9.6 million, $1.4 million from excess tax benefits on share-based compensation pursuant to SFAS No. 123R, and $0.4 million for collections on receivables from shareholders.

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

        Pursuant to the terms of the indenture governing the debentures, since the closing stock price equaled or exceeded the $50 per share contingent conversion trigger price for 20 out of 30 consecutive trading days ending on November 25, 2006, the market price conversion trigger was satisfied and holders of the debentures are able to exercise their right to convert the bonds during the first quarter of fiscal 2007. On February 2, 2007, the last reported sales price of our common stock was greater than $50 per share for the twentieth day in the thirty consecutive trading day period ending on the last day of our first quarter of fiscal 2007. Because of this occurrence, holders of the debentures may convert them during our second fiscal quarter ending on May 11, 2007. This test is repeated each fiscal quarter. To date, no conversions have occurred. We believe that in the event the contingent conversion trigger price is met, it is unlikely that a significant percentage of bondholders will exercise their right to convert because the debentures have traded at a premium over their conversion value. However, since holders of the debentures are able to exercise their right to convert the bonds as of November 25, 2006 and because we intend to use amounts available under our bank line of credit in the event debenture holders exercise their rights to convert, in accordance with SFAS No. 6, "Classification of Short-Term

Obligations Expected to be Refinanced", we have classified $87.0 million of the $90.0 million convertible debt, which represents the estimated amount available under our line of credit, as long-term debt as of November 25, 2006, in the accompanying consolidated balance sheet, while the remaining $3.0 million is classified as short-term. Our revolving line of credit to borrow up $90.0 million expires on April 30, 2009 and it is our intention to renew or replace the line of credit, as desirable and available, which would allow us to continue to classify our convertible debentures as long-term debt, rather than short-term in future years. In addition, the line of credit gives us additional flexibility to meet our unforeseen financial requirements.

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

        Borrowings under the Revolving Line of Credit.    We are party to a senior loan agreement with our bank for a $90 million revolving line of credit with a maturity date of April 30, 2009. Subject to the terms of the agreement, we may use borrowings under this line of credit for acquisition financing, working capital, general corporate purposes, letters of credit, and foreign exchanges contracts. The available line of credit is reduced, as necessary, to account for certain letters of credit outstanding. The $90 million credit facility allows us to mitigate the potential liquidity risk, and to provide funding if required, in the event of conversion by the debenture holders. Funds available under the expanded facility will allow us to continue to classify up to $90 million of our convertible debentures as long-term debt, rather than short-term, and will give us additional flexibility to meet our unforeseen financial requirements. There were no amounts outstanding under this line of credit as of November 25, 2006, and the line of credit then available was $88.6 million, reduced for letters of credit outstanding.

        Borrowings under our credit facility bear interest, at our option, either at LIBOR plus an applicable margin or at the prime rate. Applicable margins range from 0.75% to 1.50%, depending on the ratio of our consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the preceding four fiscal quarters, subject to various adjustments stated in the senior loan agreement. These margins are adjusted both quarterly and each time we borrow under the credit facility. Interest is payable monthly. A commitment fee of 0.165% is payable on the unused portion of the credit facility. Borrowings under the credit facility are secured by 100% of the stock of certain of our U.S. subsidiaries and by 65% of the stock of our foreign subsidiaries, amounting to net assets of approximately $105.7 million as of November 25, 2006.

        Debt Restrictions.    Under our senior credit agreement, we must comply with various financial and non-financial covenants. The financial covenants require us to maintain a minimum consolidated working capital of $25.0 million and require us to comply with a consolidated total debt to EBITDA ratio of not more than 3.5 to 1.0 and a consolidated senior debt to EBITDA ratio of not more than 2.0 to 1.0. Compliance with these financial covenants is tested on a fiscal quarterly basis. In March 2005, we amended the definition of "current liabilities" included in the working capital covenant of the senior credit agreement to exclude any convertible subordinated debt for which we have not been notified of the intention to convert. The non-financial covenants of the senior credit agreement prohibit us from paying dividends and places restrictions on our ability to incur additional indebtedness, repurchase our securities, engage in acquisitions or dispositions, and enter into business combinations. Any indebtedness outstanding under the senior credit facility may become immediately due and payable upon the occurrence of stated events of default, including our failure to pay principal, interest or fees or a violation of any financial covenant. We obtained permission under our senior credit agreement to repurchase shares of our common stock during the third quarter of fiscal 2006.

        As of November 25, 2006, we were in compliance with our covenants under the senior credit agreement.

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

        On May 23, 2006, we acquired certain assets of The Ballentine Barbera Group, LLC, as more fully described in Note 2 of our consolidated financial statements, for approximately $22.9 million, consisting of $17.6 million in cash, $0.3 million in acquisition costs and transaction fees paid or accrued, and $5.0 million in restricted stock. On the date of acquisition, we paid $17.3 million of the purchase price. A second payment of $0.3 million was paid in the first quarter of fiscal 2007. Additional purchase consideration may be payable based upon specific performance metrics.

        The purchase agreements for BBG, ECL, Lee & Allen, TCA and NECG provide for additional purchase consideration for up to five years following the transactions, if specific performance targets are met. These earnouts are payable in cash and/or our common stock. During the fourth quarter of fiscal 2005, we recorded an additional $1.1 million of purchase price, which was paid in cash and common stock during the second quarter of fiscal 2006. During fiscal 2006, we recorded an additional $1.5 million of purchase price, including $1.2 million in promissory notes and $0.3 million of our common stock, related to these acquisitions. The common stock was issued in fiscal 2006 and the promissory notes were paid in the first quarter of fiscal 2007.

        In connection with our acquisition of InteCap, certain InteCap employees purchased an aggregate of 87,316 shares of common stock in exchange for full recourse, interest-bearing notes, maturing in June 2007, totaling approximately $2.9 million. These notes, net of principal payments received, are recorded as a reduction of shareholders' equity as of November 25, 2006.

        Also in connection with our acquisition of InteCap, we owe amounts to certain former InteCap employees in connection with the InteCap deferred compensation plan that was established prior to the acquisition. The principal amount of $2.9 million, plus accrued interest, will be paid in the second quarter of fiscal 2007, and is included in current liabilities as of November 25, 2006.

        Contingencies.    In connection with the BBG acquisition completed in May 2006, ECL and Lee & Allen acquisitions completed in fiscal 2005, and with the NECG and TCA acquisitions completed in fiscal 2004, we agreed to pay additional consideration, in cash, and our common stock with certain of these acquisitions, contingent on the achievement of certain performance targets by the respective acquired businesses. We believe that we will have sufficient funds to satisfy any obligations related to the contingent consideration. We expect to fund these contingent cash payments, if any, from existing cash resources and cash generated from operations.

        Impact of Inflation.    To date, inflation has not had a material impact on our financial results. There can be no assurance, however, that inflation will not adversely affect our financial results in the future.

Contractual Obligations

        The following table presents information about our known contractual obligations as of November 25, 2006. It does not reflect contractual obligations that may have arisen or may arise after that date. Except for historical facts, the information in this section is forward-looking information.

	Payments due by period
Contractual Obligations	Total	Fiscal 2007	Fiscal 2008-2009	Fiscal 2010-2011	After Fiscal 2011
	(in thousands)
Debt obligations:
Notes payable to former shareholders	$242	$242	$—	$—	$—
Notes payable to sellers	1,142	1,142	—	—	—
Convertible debentures payable(1)	90,000	3,000	87,000	—	—
Deferred compensation	2,865	2,865	—	—	—

Total debt obligations	94,249	7,249	87,000	—	—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	82,941	13,279	25,200	16,582	27,880
Purchase obligations(2)	300	300	—	—	—
Other long-term liabilities reflected on our balance sheet under GAAP	—	—	—	—	—

Total	$177,490	$20,828	$112,200	$16,582	$27,880

(1)
As set forth in the indenture governing the convertible debentures, since our stock price equaled or exceeded the $50 per share for 20 out of 30 consecutive trading days ending on November 25, 2006 and February 16, 2007, the market price conversion trigger was satisfied and holders of the debentures are able to exercise their right to convert the bonds during the first and second quarters of fiscal 2007. We believe that it is unlikely that a significant percentage of bondholders will exercise their right to convert because the debentures have traded at a premium over their conversion value. Therefore, since holders of the debentures are able to exercise their right to convert the bonds as of November 25, 2006 and we intend to use amounts available under our bank line of credit in the event debenture holders exercise their rights to convert, in accordance with SFAS No. 6, "Classification of Short-Term Obligations Expected to be Refinanced", we have classified $87.0 million of the $90.0 million convertible debt, which represents the estimated amount available under our line of credit, as long-term debt as of November 25, 2006, while the remaining $3.0 million is classified as short-term. Our revolving line of credit to borrow up $90.0 million expires on April 30, 2009 and it is our intention to renew or replace the line of credit, as desirable and available, which would allow us to continue to classify our convertible debentures as long-term debt, rather than short-term in future years. In addition, the line of credit gives us additional flexibility to meet our unforeseen financial requirements. Interest of approximately $1.3 million, is payable semi-annually on June 15 and December 15. We will also be required to pay contingent interest on the applicable interest payment date to the holders of the debentures for the period commencing June 20, 2011, and ending December 14, 2011, if the average trading price of the debentures for each of the last five trading days immediately preceding June 20, 2011, equals 125% or more of the principal amount of the debentures. Thereafter, we will pay contingent interest on the interest payment date for a six-month interest period if the average trading price of the debentures during the five trading day period immediately preceding the first day of the applicable six-month interest period equals or exceeds 125% of the principal amount of the debentures. The contingent interest payable per debenture will equal 0.25% of the average trading price of such debenture during the applicable five trading day reference period.

(2)
The BBG, ECL, Lee & Allen, NECG, and TCA business acquisitions involve contingent consideration. Any additional payments related to these contingencies will be accounted for as additional goodwill. Payment of the additional consideration is generally contingent upon the acquired companies reaching certain revenue targets. The milestones associated with the contingent consideration must be reached beginning in fiscal 2005 through fiscal 2011. Since it is not possible to estimate if or when the acquired companies will reach performance milestones, or the amount of contingent consideration based on future revenues, the maximum contingent consideration has not been included in the table above.

        We are party to standby letters of credit with two financial institutions in support of the minimum future lease payments under leases for permanent office space and bonds required per the terms of certain limited project proposals amounting to $1.6 million as of November 25, 2006.

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

Item 7A—Quantitative and Qualitative Disclosure About Market Risk

        As of November 25, 2006, we were exposed to market risks, which primarily include changes in U.S. interest rates and foreign currency exchange rates.

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

Evaluation of Changes in Internal Control over Financial Reporting

        Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we have determined that, during the fourth quarter of fiscal 2006, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to affect, materially our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our President and Chief Executive Officer and our Chief Financial Officer concluded that our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

        Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on our management's assessment of our internal control over financial reporting. The attestation report is included herein.

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

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of CRA International, Inc.

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting that CRA International, Inc. maintained effective internal control over financial reporting as of November 25, 2006, based on criteria established in Internal

Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CRA International, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (U.S.). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        In our opinion, management's assessment that CRA International, Inc. maintained effective internal control over financial reporting as of November 25, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, CRA International, Inc. maintained, in all material respects, effective internal control over financial reporting as of November 25, 2006, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), the consolidated balance sheet as of November 25, 2006, and the related consolidated statements of income, cash flows and shareholders' equity for the year ended November 25, 2006 of CRA International, Inc. and our report dated February 8, 2007 expressed an unqualified opinion thereon. Such report includes an explanatory paragraph regarding the Company's adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payments", effective in the first quarter of fiscal 2006, and Financial Accounting Standard Board Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations," effective in the fourth quarter of fiscal 2006.

/s/ KPMG LLP
Boston, Massachusetts February 8, 2007

Item 9B—Other Information

        None.

PART III

        We have omitted the information required in Part III of this annual report because we intend to include that information in our definitive proxy statement for our 2007 annual meeting of shareholders, which we expect to file before 120 days after the end of fiscal 2006. We incorporate that information in this annual report by reference to our 2007 proxy statement.

Item 10—Directors and Executive Officers of the Registrant

        We incorporate the information required by this item by reference to the sections captioned "Executive Officers and Directors", "Corporate Governance", and "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2007 annual proxy statement.

Item 11—Executive Compensation

        We incorporate the information required by this item by reference to the section captioned "Compensation of Directors and Executive Officers" in our 2007 annual proxy statement.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

        We incorporate the information required by this item by reference to the sections captioned "Security Ownership of Certain Beneficial Owners and Management" and "Compensation of Directors and Executive Officers—Equity Compensation Plans" in our 2007 annual proxy statement.

Item 13—Certain Relationships and Related Transactions

        We incorporate the information required by this item by reference to the section captioned "Transactions with Related Parties" in our 2007 annual proxy statement.

Item 14—Principal Accountant Fees and Services

        We incorporate the information required by this item by reference to the section captioned "Principal Accountant Fees and Services" in our 2007 annual proxy statement.

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

CRA INTERNATIONAL, INC.
	By:	/s/ JAMES C. BURROWS James C. Burrows
Date: February 8, 2007		President, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES C. BURROWS James C. Burrows	President, Chief Executive Officer, and Director (principal executive officer)	February 8, 2007
/s/ WAYNE D. MACKIE Wayne D. Mackie	Executive Vice President, Treasurer, and Chief Financial Officer (principal financial and accounting officer)	February 8, 2007
/s/ ROWLAND T. MORIARTY Rowland T. Moriarty	Chairman of the Board	February 8, 2007
/s/ BASIL L. ANDERSON Basil L. Anderson	Director	February 8, 2007
/s/ WILLIAM F. CONCANNON William F. Concannon	Director	February 8, 2007
/s/ FRANKLIN M. FISHER Franklin M. Fisher	Director	February 8, 2007
/s/ RONALD T. MAHEU Ronald T. Maheu	Director	February 8, 2007
/s/ NANCY L. ROSE Nancy L. Rose	Director	February 8, 2007
/s/ STEVEN C. SALOP Steven C. Salop	Director	February 8, 2007
/s/ CARL SHAPIRO Carl Shapiro	Director	February 8, 2007

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Amended and Restated Articles of Organization
3.2(2)	Amended and Restated By-Laws
4.1(3)	Specimen certificate for common stock
4.2(4)	Indenture governing the 2.875% Convertible Senior Subordinated Debentures Due 2034 dated June 21, 2004 between CRA as issuer and U.S. Bank National Association as trustee, including the form of 2.875% Convertible Senior Subordinated Debentures Due 2034 attached as Exhibit A thereto
4.3(5)	Election Notice delivered to U.S. Bank pursuant to Section 15.02(i) of the Indenture
4.4(6)	Resale Registration Rights Agreement dated June 21, 2004 between CRA and J.P. Morgan Securities Inc.
4.5(6)	Letter Agreement dated October 18, 2000 between CRA and Gordon C. Rausser
10.1(7)*	1998 Incentive and Nonqualified Stock Option Plan, as amended
10.2(1)*	1998 Employee Stock Purchase Plan
10.3(8)*	2004 Nonqualified Inducement Stock Option Plan
10.4(9)*	2006 Equity Incentive Plan
10.5(10)*	Form of Incentive Stock Option under the 1998 Incentive and Nonqualified Stock Option Plan, as amended
10.6(10)*	Form of Nonqualified Stock Option under the 1998 Incentive and Nonqualified Stock Option Plan, as amended
10.7(10)*	Form of Nonqualified Stock Option under the 2004 Nonqualified Inducement Stock Option Plan
10.8(11)*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan
10.9(11)*	Form of Restricted Stock Agreement for Employee or Independent Contractor Awards under the 2006 Equity Incentive Plan
10.10*	Form of Nonqualified Stock Option under the 2006 Equity Incentive Plan
10.11(12)*	Offer Letter with Wayne D. Mackie dated June 3, 2005.
10.13*	Summary of Director Compensation.
10.14(1)	Office Lease Agreement dated as of March 1, 1978 between CRA and John Hancock Mutual Life Insurance Company, as amended
10.15(14)	Amendments to Office Lease Agreement dated March 1, 1978 between CRA and John Hancock Mutual Life Insurance Company, as amended
10.16(15)	Fifteenth Amendment to Office Lease Agreement dated March 1, 1978 between CRA and John Hancock Mutual Life Insurance Company, as amended
10.17(4)	Sixteenth Amendment to Office Lease Agreement dated March 1, 1978 between CRA and John Hancock Mutual Life Insurance Company, as amended
10.18(1)	Office Lease Agreement dated as of March 6, 1997 between CRA and Deutsche Immobilien Fonds Aktiengesellschaft
10.19(14)	Office Lease dated as of November 29, 1999 between CRA and 1201 F Street, L.L.C., as amended

10.20(16)	Agreement dated as of October 26, 2006 by and among 99 Bishopsgate (No.1) Limited and 99 Bishopsgate (No.2) Limited, Hammerson UK Properties PLC, 99 Bishopsgate Management Limited, CRA International (UK) Limited, and CRA International, Inc. (including forms of lease agreement).
10.21(1)	Form of consulting agreement with outside experts
10.22(1)	Stock Restriction Agreement between CRA and its pre-IPO stockholders
10.23(17)	First Amendment to Stock Restriction Agreement dated as of March 27, 2003 between CRA and certain holders of pre-IPO stock
10.24(18)	Second Amendment to Stock Restriction Agreement dated as of June 10, 2005 among CRA and certain holders of pre-IPO stock
10.25(19)	Loan Agreement dated as of January 14, 2004 between CRA and Citizens Bank of Massachusetts
10.26(20)	First Amendment to Loan Agreement, dated as of March 29, 2005, by and between CRA and Citizens Bank of Massachusetts.
10.27(21)	Second Amendment to Loan Agreement, dated as of June 20, 2005, by and between CRA and Citizens Bank of Massachusetts.
10.28(22)	Third Amendment to Loan Agreement, dated as of April 17, 2006, by and between CRA and Citizens Bank of Massachusetts.
10.29(23)	Fourth Amendment to Loan Agreement, dated as of July 25, 2006, by and between CRA and Citizens Bank of Massachusetts.
10.30(20)	First Amendment to Revolving Note, dated as of March 29, 2005, by and between CRA and Citizens Bank of Massachusetts.
10.31(21)	Second Amendment to Revolving Note, dated as of June 20, 2005, by and between CRA and Citizens Bank of Massachusetts.
10.32(19)	Stock Pledge Agreement dated as of January 14, 2004 between CRA and Citizens Bank of Massachusetts
21.1	Subsidiaries
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1	Section 1350 certification

*
Management contract or compensatory plan.

        Where a numbered note follows an exhibit number, we incorporate that exhibit by reference to the similarly named document filed as an exhibit to the following documents:

  (1)
  Our registration statement on Form S-1, File No. 333-46941.

  (2)
  Our current report on Form 8-K filed January 26, 2005.

  (3)
  Our registration statement on Form S-8 filed April 21, 2006.

  (4)
  Our quarterly report on Form 10-Q for the quarter ended May 14, 2004.

  (5)
  Our current report on Form 8-K filed December 15, 2004.

  (6)
  Our registration statement on Form S-3, File No. 333-118691.

  (7)
  Our quarterly report on Form 10-Q for the quarter ended May 10, 2002.

  (8)
  Our quarterly report on Form 10-Q for the quarter ended September 3, 2004.

  (9)
  Annex A of our definitive proxy statement filed March 27, 2006.

  (10)
  Our annual report on Form 10-K for the fiscal year ended November 27, 2004.

  (11)
  Our current report on Form 8-K filed April 27, 2006.

  (12)
  Our annual report on Form 10-K for the fiscal year ended November 26, 2005.

  (13)
  Our quarterly report on Form 10-Q for the quarter ended May 12, 2006.

  (14)
  Our annual report on Form 10-K for the fiscal year ended November 25, 2000.

  (15)
  Our annual report on Form 10-K for the fiscal year ended November 30, 2002.

  (16)
  Our current report on Form 8-K filed November 1, 2006.

  (17)
  Our current report on Form 8-K filed May 13, 2003.

  (18)
  Our current report on Form 8-K filed June 16, 2005.

  (19)
  Our quarterly report on Form 10-Q for the quarter ended February 20, 2004.

  (20)
  Our current report on Form 8-K filed April 1, 2005.

  (21)
  Our current report on Form 8-K filed June 24, 2005.

  (22)
  Our current report on Form 8-K filed April 19, 2006.

  (23)
  Our current report on Form 8-K filed July 26, 2006.

CRA INTERNATIONAL, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of CRA International, Inc.

        We have audited the accompanying consolidated balance sheet of CRA International, Inc. as of November 25, 2006 and the related consolidated statements of income, cash flows and shareholders' equity for the fiscal year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (U.S.). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CRA International, Inc. at November 25, 2006, and the consolidated results of its operations and its cash flows for the fiscal year then ended, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), the effectiveness of CRA International, Inc.'s internal control over financial reporting as of November 25, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 8, 2007 expressed an unqualified opinion thereon.

        As discussed in Note 1 to the consolidated financial statements, CRA International, Inc. adopted the provisions of Statement of Financial Accountings Standards No. 123 (revised 2004), "Share-Based Payments". Also, as discussed in Note 1 to the consolidated financial statements, CRA International, Inc. adopted the provisions of Financial Accounting Standard Board Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations".

/s/ KPMG LLP

Boston, Massachusetts
February 8, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of CRA International, Inc.

        We have audited the accompanying consolidated balance sheet of CRA International, Inc. as of November 26, 2005 and the related consolidated statements of income, cash flows and shareholders' equity for each of the two years in the period ended November 26, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CRA International, Inc. at November 26, 2005, and the consolidated results of its operations and its cash flows for each of the two years in the period ended November 26, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts
February 6, 2006

CRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	November 25, 2006 (52 weeks)	November 26, 2005 (52 weeks)	November 27, 2004 (52 weeks)
	(In thousands, except per share data)
Revenues	$349,894	$295,474	$216,735
Costs of services	221,342	174,724	127,716

Gross profit	128,552	120,750	89,019
Selling, general and administrative expenses	80,601	76,562	57,286

Income from operations	47,951	44,188	31,733
Interest income	5,089	2,149	904
Interest expense	(3,424)	(3,369)	(1,751)
Other income (expense)	(203)	221	(260)

Income before provision for income taxes, minority interest, equity method investment gain (loss), and cumulative effect of accounting change	49,413	43,189	30,626
Provision for income taxes	(21,182)	(18,530)	(13,947)

Income before minority interest, equity method investment gain (loss), and cumulative effect of accounting change	28,231	24,659	16,679
Minority interest	141	(59)	(335)
Equity method investment gain (loss), net of tax	(529)	—	—
Cumulative effect of accounting change, net of tax	(398)	—	—

Net income	$27,445	$24,600	$16,344

Net income per share:
Basic	$2.40	$2.34	$1.63

Diluted	$2.24	$2.13	$1.55

Weighted average number of shares outstanding:
Basic	11,418	10,526	10,016

Diluted	12,272	11,564	10,520

See accompanying notes to the consolidated financials statements.

CRA INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	November 25, 2006	November 26, 2005
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$131,570	$115,203
Accounts receivable, net of allowances of $6,324 in 2006 and $5,041 in 2005	71,161	64,368
Unbilled services	39,319	28,474
Prepaid expenses and other assets	3,701	5,597
Deferred income taxes	13,998	13,343

Total current assets	259,749	226,985
Property and equipment, net	25,055	25,892
Goodwill	141,253	115,219
Intangible assets, net of accumulated amortization of $4,976 in 2006 and $3,048 in 2005	8,286	7,299
Deferred income taxes, net of current portion	2,425	6,320
Other assets	9,128	5,830

Total assets	$445,896	$387,545

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,939	$13,670
Accrued expenses	80,788	61,895
Deferred revenue and other liabilities	892	2,066
Current portion of notes payable to former shareholders	242	972
Current portion of deferred compensation	2,865	—
Current portion of convertible debentures payable	3,000	—

Total current liabilities	99,726	78,603
Notes payable to former shareholders, net of current portion	—	242
Convertible debentures payable, net of current portion.	87,000	90,000
Deferred rent and other non-current liabilities	6,416	5,807
Deferred compensation and other non-current liabilities	694	3,056
Deferred income taxes	3,284	2,973
Minority interest	—	2,244
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 11,462,082 and 11,243,100 shares issued and outstanding in 2006 and 2005, respectively	128,582	118,790
Receivables from employees	(2,705)	(3,398)
Unearned stock compensation	—	(15)
Retained earnings	117,035	89,590
Foreign currency translation	5,864	(347)

Total shareholders' equity	248,776	204,620

Total liabilities and shareholders' equity	$445,896	$387,545

See accompanying notes to the consolidated financials statements.

CRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	November 25, 2006 (52 weeks)	November 26, 2005 (52 weeks)	November 27, 2004 (52 weeks)
	(In thousands)
OPERATING ACTIVITIES:
Net income	$27,445	$24,600	$16,344
Adjustments to reconcile net income to net cash provided by operating activities, net of effect of acquired businesses:
Depreciation and amortization	10,275	7,988	5,094
Loss on disposal of property and equipment	225	67	244
Deferred rent and other related	(78)	2,661	140
Deferred income taxes	2,463	3,955	1,434
Share-based compensation expenses	4,649	133	31
Tax benefit on stock option exercises	—	4,936	1,930
Excess tax benefits from share-based compensation	(1,364)	—	—
Equity in losses of NeuCo	529	—	—
Minority interest	(141)	59	335
Changes in operating assets and liabilities:
Accounts receivable	(5,489)	(8,299)	(4,079)
Unbilled services	(10,619)	(3,071)	(245)
Prepaid expenses and other assets	160	950	(5,067)
Accounts payable, accrued expenses, and other liabilities	19,376	7,939	15,683

Net cash provided by operating activities	47,431	41,918	31,844
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	(19,138)	(24,322)	(91,880)
Purchase of property and equipment	(6,059)	(13,886)	(8,720)
Reduction in cash due to deconsolidation of NeuCo	(4,815)	—	—
Sale of investments	—	3,265	3,002
Purchase of investments	—	(1,065)	(16)

Net cash used in investing activities	(30,012)	(36,008)	(97,614)
FINANCING ACTIVITIES:
Issuance of common stock, net of offering costs	—	35,893	—
Issuance of common stock, principally stock options	9,626	8,517	4,980
Collections on receivables from shareholders	409	362	69
Payments on notes payable to former shareholders	(972)	(1,082)	(1,039)
Proceeds on convertible debt offering	—	—	90,000
Proceeds from line of credit	—	—	39,600
Payment on line of credit	—	—	(39,600)
Payment of debt issuance costs	—	—	(3,322)
Excess tax benefits from share-based compensation	1,364	—	—
Repurchase of common stock	(11,998)	—	(19,998)

Net cash provided by (used in) financing activities	(1,571)	43,690	70,690
Effect of foreign exchange rates on cash and cash equivalents	519	(8)	194
Net increase in cash and cash equivalents	16,367	49,592	5,114
Cash and cash equivalents at beginning of year	115,203	65,611	60,497

Cash and cash equivalents at end of year	$131,570	$115,203	$65,611

Noncash investing and financing activities:
Effect of equity method investment in NeuCo	$(254)	$—	$—

Repurchase of shares in exchange for notes receivable and accrued interest	$—	$—	$4,965

Issuance of common stock for acquired businesses	$5,394	$7,616	$4,039

Notes payable issued for acquired businesses	$1,142	$—	$—

Notes receivable in exchange for shares	$60	$—	$3,765

Issuance of notes payable related to stock repurchase	$—	$—	$726

Supplemental cash flow information:
Cash paid for taxes	$17,353	$4,971	$13,478

Cash paid for interest	$2,920	$2,886	$290

See accompanying notes to the consolidated financials statements.

CRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock
	Shares Issued	Amount	Receivables from Employees	Receivable from Shareholder	Unearned Stock Compensation	Retained Earnings	Foreign Currency Translation	Total Shareholders' Equity
	(In thousands, except share information)
BALANCE AT NOVEMBER 29, 2003	10,176,777	$72,792	$—	$(4,500)	$(40)	$48,646	$1,133	$118,031
Net income						16,344		16,344
Foreign currency translation adjustment							2,859	2,859

Comprehensive income								19,203
Exercise of stock options	320,604	4,980						4,980
Issuance of common stock in connection with business acquisitions	99,756	4,039						4,039
Shares repurchased and retired	(642,480)	(20,723)						(20,723)
Tax benefit on stock option exercises		1,930						1,930
Issuance of shares in minority interest in exchange for note receivable		450	(450)					—
Shares granted in exchange for notes receivable.	102,215	3,315	(3,315)					—
Payments received on note and interest receivable from shareholder	(133,482)	(4,965)		4,500				(465)
Adjustment to revalue unearned stock compensation		13			(13)			—
Amortization of unearned stock compensation					31			31

BALANCE AT NOVEMBER 27, 2004	9,923,390	$61,831	$(3,765)	$—	$(22)	$64,990	$3,992	$127,026
Net income						24,600		24,600
Foreign currency translation adjustment							(4,339)	(4,339)

Comprehensive income								20,261
Exercise of stock options	460,004	8,417						8,417
Issuance of common stock in connection with business acquisitions	147,876	7,616						7,616
Issuance of common stock, net of offering costs	710,000	35,893						35,893
Issuance of common stock	1,830	100	(100)					—
Issuance of shares in minority interest		90						90
Adjustment to revalue issuance of shares in minority interest in exchange for note receivable		(130)	130					—
Compensation expense on issuance of shares in minority interest		34						34
Imputed interest on notes receivable from employees			(25)					(25)
Payments received on notes receivable from employees			362					362
Tax benefit on stock option exercises		4,936						4,936
Adjustment to revalue unearned stock compensation		3			(3)			—
Amortization of unearned stock compensation					10			10

BALANCE AT NOVEMBER 26, 2005	11,243,100	$118,790	$(3,398)	$—	$(15)	$89,590	$(347)	$204,620
Net income						27,445		27,445
Foreign currency translation adjustment							6,211	6,211

Comprehensive income								33,656
Exercise of stock options	340,842	9,626						9,626
Issuance of common stock in connection with business acquisitions	119,371	5,394						5,394
Shares granted in exchange for notes receivable.	1,218	60						60
Shares repurchased	(242,949)	(11,998)						(11,998)
Payments received on notes receivable from employees			349					349
Share-based compensation expense for employees		3,705						3,705
Compensation expense on restricted shares	500	765						765
Tax benefit on stock option exercises		2,683						2,683
Effect of deconsolidation of NeuCo		(607)	353					(254)
Compensation expense on issuance of shares in minority interest		30						30
Imputed interest on notes receivable from employees			(9)					(9)
Share-based compensation expense for non-employees		149						149
Adjustment to unearned stock compensation		(15)			15			—

BALANCE AT NOVEMBER 25, 2006	11,462,082	$128,582	$(2,705)	$—	$—	$117,035	$5,864	$248,776

See accompanying notes to the consolidated financials statements.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

Description of Business

        CRA International, Inc. (the "Company," or "CRA"), is a worldwide leading economic, financial, and management consulting services firm that applies advanced analytic techniques and in-depth industry knowledge to complex engagements for a broad range of clients. CRA offers two types of services: legal, regulatory, and financial consulting and business consulting. CRA operates in only one business segment, which is consulting services. On May 6, 2005, the Company filed with the Secretary of the Commonwealth of Massachusetts an Amendment to its Articles of Organization to change its name to CRA International, Inc. from Charles River Associates Incorporated. The name change reflects the Company's global presence in the economic, financial and management consulting industry.

        On May 23, 2006, CRA completed the acquisition of certain assets of The Ballentine Barbera Group, LLC ("BBG"), a Washington, D.C.-based independent consulting firm focusing on transfer pricing services.

        On June 16, 2005, CRA's U.K. subsidiary completed the acquisition of all of the equity of Economics of Competition and Litigation Limited ("ECL"), formerly known as Lexecon Ltd, a London-based provider of competition economics in Europe.

        On April 27, 2005, CRA's U.K. subsidiary completed its acquisition of all of the equity of Lee & Allen Consulting Limited ("Lee & Allen"), a London-based consulting firm offering financial and dispute resolution and forensic accounting services to the corporate, legal, and regulatory markets.

        On November 18, 2004, CRA's Australian subsidiary completed its acquisition of all of the equity of Network Economics Consulting Group Pty Ltd. ("NECG"), a premier provider of regulatory and economic consulting services in the Asia Pacific region to clients in the energy, telecom, transportation, and other industries.

        On November 12, 2004, CRA completed its acquisition of certain assets and liabilities of Tabors Caramanis & Associates ("TCA"), a Cambridge, Massachusetts-based economics and engineering consulting firm specializing in policy development, business planning, productivity improvement, technical analysis, and project implementation in the energy and utility sectors.

        On April 30, 2004, CRA completed its acquisition of all of the equity of InteCap, Inc. ("InteCap"), a leading intellectual property consulting firm in the U.S. specializing in economic, financial, and strategic issues related to intellectual property and complex commercial disputes.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. In addition, the consolidated financial statements through the second quarter ended May 12, 2006 included NeuCo, Inc. ("NeuCo"), a company founded by the Company and an affiliate of Commonwealth Energy Systems in June 1997. NeuCo's financial results were consolidated with that of CRA through the second quarter ended May 12, 2006, as CRA held an approximately 50% interest in NeuCo, which combined with CRA's officers' holding three Board of Directors seats and other considerations, represented control. These directors have received NeuCo stock options in connection with their NeuCo Board of Director responsibilities. The portion of the results of operations of NeuCo allocable to its other owners was shown as "minority interest" on CRA's consolidated statements of income, and that amount, along with the capital contributions to NeuCo of its other owners, was shown as "minority interest" on CRA's consolidated balance sheets. During the third quarter ended September 1, 2006, NeuCo completed the acquisition of Pegasus Technologies, Inc. ("Pegasus").

Through the acquisition of Pegasus, the Company's interest in NeuCo has been reduced to 36.4%. As such, the Company began accounting for its investment in NeuCo under the equity method of accounting from the date of this change. For further details regarding this transaction, see the Equity Investment section of Note 1 of the Notes to Consolidated Financial Statements.

        As further disclosed in Note 2, the consolidated statements include the operations of BBG, ECL, Lee & Allen, NECG, TCA, and InteCap since their respective dates of acquisition.

        All significant intercompany accounts have been eliminated.

Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make significant estimates and judgments that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates in these consolidated financial statements include, but are not limited to, accounts receivable allowances, revenue recognition on fixed price contracts, depreciation of property and equipment, share-based compensation, valuation of acquired intangible assets, impairment of long lived assets, including goodwill, accrued and deferred income taxes, valuation allowances on deferred tax assets, and accrued bonuses and other accrued expenses. These items are monitored and analyzed by the Company for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. CRA bases its estimates on historical experience and various other assumptions that CRA believes to be reasonable under the circumstances. Actual results may differ from those estimates if CRA's assumptions based on past experience or other assumptions do not turn out to be substantially accurate.

Equity Investment

        During the third fiscal quarter ended September 1, 2006, NeuCo completed the acquisition of Ohio-based Pegasus, a majority-owned subsidiary of Rio Tinto America Services Company. As part of the transaction, the litigation between NeuCo and Pegasus pending in the U.S. District Court for the Northern District of Ohio, Civil Action No. 1:05-CV-736, has been terminated. As a result of the transaction, Pegasus equity holders received an equity interest equal to 26.5% of the outstanding common stock and equivalents in NeuCo post-transaction, and will receive annual cash payments subject to the achievement of certain performance metrics with a minimum aggregate value of $3.5 million.

        Through the acquisition of Pegasus, the Company's interest in NeuCo has been reduced from 49.6% to 36.4%. As such, starting in the third quarter ended September 1, 2006, the Company began accounting for its remaining investment in NeuCo under the equity method of accounting. Prior to NeuCo's acquisition of Pegasus and the resulting reduction of CRA's interest in NeuCo, NeuCo's financial results had been consolidated with that of CRA. This is also referred to herein as the "deconsolidation" of NeuCo.

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

        In connection with NeuCo's acquisition of Pegasus and the resulting change to the equity method of accounting, CRA recorded an adjustment to reduce equity by $0.3 million, which is net of tax. The Company records its equity in the income or losses of NeuCo and reports such amounts in equity method investment gain (loss), net of tax in the accompanying Consolidated Statements of Income. For the year ending November 25, 2006, the Company's equity in the losses of NeuCo totaled $529,000, which is net of tax of $370,000, which includes CRA's share of the $1.1 million legal settlement with Pegasus. At November 25, 2006, the carrying value of the Company's equity investment in NeuCo was $1.8 million and is reported in other non-current assets.

Reclassifications

        Certain amounts in prior periods' consolidated financial statements presented have been reclassified to conform to the current year's presentation. These reclassifications include (i) for fiscal 2005 and 2004, separate disclosures for "share-based compensation expense" on the consolidated statement of cash flows, which was previously within "depreciation and amortization", (ii) for fiscal 2004, "tax benefit on stock option exercises" on the consolidated statements of cash flows, which were previously within "prepaid expenses and other assets", and (iii) for fiscal 2004, "sale of investments" and "purchases of investments" on the consolidated statements of cash flows, which were previously within "sale (purchase) of investments, net".

Fiscal Year

        CRA's fiscal year ends on the last Saturday in November and, accordingly, its fiscal year will periodically contain 53 weeks rather than 52 weeks. Fiscal 2006, 2005, and 2004 were 52-week years.

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

        CRA recognizes substantially all of its revenues under written service contracts with its clients where the fee is fixed or determinable, as the services are provided, and only in those situations where collection from the client is reasonably assured. In certain limited cases we provide services to our clients without sufficient contractual documentation to allow us to recognize revenue in accordance with U.S. GAAP. In these cases, where we invoice clients, these amounts are fully reserved until all criteria for recognizing revenue are met. The majority of CRA's revenue is derived from time-and-materials service contracts. Revenues from time-and-materials service contracts are recognized as services are provided based upon hours worked and contractually agreed-upon hourly rates, as well as a computer services fee based upon hours worked. Revenues from fixed-price engagements are recognized on a proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. CRA derived 5.3% and 6.5% of revenues from fixed-price engagements in fiscal 2006 and 2005, respectively. Project costs are based on the direct salary and associated fringe benefits of the consultants on the engagement plus all direct expenses incurred to complete the engagement that are not reimbursed by the client. The proportional performance method is used since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and terms set forth in the contract, and are indicative of the level of benefit provided to CRA's clients. The fixed-price contracts generally include a termination provision that converts the agreement to a time-and-materials contract in the event of termination of the contract. There are no costs that are deferred and amortized over the contract term. CRA's management maintains contact with project managers to discuss the status of the projects and, for fixed-price engagements, management is updated on the budgeted costs and resources required to complete the project. These budgets are then used to calculate revenue recognition and to estimate the anticipated income or loss on the project. In the past, CRA has occasionally been required to commit unanticipated additional resources to complete projects, which have resulted in lower than anticipated income or losses on those contracts. CRA may experience similar situations in the future. Provisions for estimated losses on contracts are made during the period in which such losses become probable and can be reasonably estimated. To date, such losses have not been significant.

        Revenues also include reimbursements, or expenses billed to clients, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. These reimbursable expenses are as follows (in thousands):

	Year Ended
	November 25, 2006 (52 weeks)	November 26, 2005 (52 weeks)	November 27, 2004 (52 weeks)
Reimbursable expenses billed to clients	$41,222	$35,605	$29,140

        Unbilled services represent revenue recognized by CRA for services performed but not yet billed to the client. Deferred revenue represents amounts billed or collected in advance of services rendered.

Cash Equivalents and Investments

        Cash equivalents consist principally of money market funds, commercial paper, bankers' acceptances, and certificates of deposit with maturities when purchased of 90 days or less. Short-term investments, if any, generally consist of government bonds with maturities when purchased of more than 90 days and less than one year. Long-term investments, if any, are intended to be held to maturity, and generally consist of government bonds with maturities of more than one year but less than two years. Held-to-maturity securities, if any, are stated at amortized cost, which approximates fair value.

Fair Value of Financial Instruments

        The Company's financial instruments, including cash, cash equivalents, investments, accounts receivable, and accounts payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments. The fair value of the Company's convertible debentures payable at November 25, 2006 was approximately $117.9 million based upon dealer quotes. The carrying value of the Company's convertible debentures payable was $90.0 million as of November 25, 2006.

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

Leases and Deferred Rent

        The Company leases all of its office space. Leases are accounted for under the provisions of SFAS No. 13, "Accounting for Leases," as amended, which requires that leases be evaluated and classified as operating or capital leases for financial reporting purposes. For leases that contain rent escalations and rent holidays, the Company records the total rent payable during the lease term, as determined above, on a straight-line basis over the term of the lease and records the difference between the rents paid and the straight-line rent as a deferred rent. Additionally, any tenant improvement allowances received from the lessor are recorded as a reduction to deferred rent.

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

Concentration of Credit Risk

        The Company's billed and unbilled receivables consist of a broad range of clients in a variety of industries located throughout the U.S. and in other countries. The Company performs a credit evaluation of its clients to minimize its collectibility risk. Periodically, the Company will require advance payment from certain clients. However, the Company does not require collateral or other security. Historically, the Company has not experienced significant write-offs. The Company maintains accounts receivable allowances for estimated losses resulting from a clients' failure to make required payments. The Company bases its estimates on historical collection experience, current trends, and credit policy. In determining these estimates, CRA examines historical write-offs of its receivables and reviews client accounts to identify any specific customer collection issues. If the financial condition of CRA's customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required.

        A rollforward of the accounts receivable allowances is as follows:

	Fiscal Year
	2006	2005	2004
	(In thousands)
Balance at beginning of period	$5,041	$3,435	$1,606
Additions charged to revenues	5,322	4,511	3,963
Amounts written off to revenues	(3,950)	(2,905)	(2,102)
Amounts written off to selling, general, and administrative expenses	(89)	—	(32)

Balance at end of period	$6,324	$5,041	$3,435

        Amounts written-off to selling, general, and administrative expenses represent credit or bankruptcy related losses.

Share-Based Compensation

        CRA adopted SFAS No. 123 (revised 2004), "Share-Based Payments" ("SFAS No. 123R") in the first quarter of fiscal 2006 using the modified prospective application method and began accounting for equity-based compensation using a fair value based recognition method. Under the fair value recognition requirements of SFAS No. 123R, share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. Prior to the adoption of SFAS No. 123R, CRA followed the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), to account for its employee stock options. Historically, all stock options have been granted with an exercise price equal to the fair market value of the common stock on the date of grant. Accordingly, no compensation expense was recognized from option grants to employees and directors. However, compensation expense was recognized in connection with the issuance of stock options to non-employee consultants pursuant to Emerging Issues Task Force of the Financial Accounting Standards Board (the "EITF") No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees" (EITF 96-18).

        Results for fiscal years 2005 and 2004 have not been restated. Had compensation expense for employee stock options been determined based on fair value at the grant date consistent with SFAS

No. 123, with stock options expensed using the straight-line attribution method, CRA's net income and earnings per share for fiscal years 2005 and 2004 would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	Fiscal Year
	2005 (52 Weeks)	2004 (52 Weeks)
Net income—as reported (Under APB No. 25)	$24,600	$16,344
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,272)	(2,692)

Net income—pro forma	$20,328	$13,652

Basic net income per share—as reported	$2.34	$1.63

Basic net income per share—pro forma	$1.93	$1.36

Diluted net income per share—as reported	$2.13	$1.55

Diluted net income per share—pro forma	$1.76	$1.30

        Had the company adopted SFAS 123R, actual results may have differed from the pro forma amounts shown above because the pro forma results include assumptions that may differ from actual results in areas such as the treatment of tax benefits, the treatment of forfeitures under SFAS No. 123R, and changes in other factors, such as interest rate, expected life and expected volatility.

Deferred Compensation

        Deferred compensation included in non-current liabilities represents amounts owed to certain former InteCap employees in connection with the InteCap deferred compensation plan that was established prior to the acquisition. These amounts, including accrued interest, will be paid in fiscal 2007.

Asset Retirement Obligations

        In March 2005, the FASB issued Interpretation 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), which clarifies that the term "conditional asset retirement obligation" as used in FASB Statement 143, "Accounting for Asset Retirement Obligations" ("Statement 143"), refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 is effective no later than the end of the fiscal years ending after December 15, 2005. CRA adopted FIN 47 during the fourth quarter of fiscal 2006. CRA recognizes asset retirement obligations related to lease restoration obligations if required by a lease agreement. The asset retirement obligations consist primarily of the costs associated with restoring leased space to the condition it was in prior to CRA's occupancy or to pay the landlord for the cost to do so. The fair values of the asset retirement obligations are recorded at the time the obligation is incurred and accreted over time. CRA capitalizes asset retirement costs by increasing the carrying amount of the related long-lived assets and depreciating these assets over the remaining useful life. For further details, see Note 6 of the Notes to Consolidated Financial Statements.

Income Taxes

        The Company accounts for income taxes using the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized.

        In addition, the calculation of the Company's tax liabilities involve dealing with uncertainties in the application of complex tax regulations in several different tax jurisdictions. The Company records liabilities for estimated tax obligations resulting in a provision for taxes that may become payable in the future.

Foreign Currency Translation

        In accordance with SFAS No. 52, "Foreign Currency Translation," balance sheet accounts of the Company's foreign subsidiaries are translated into U.S. dollars at year-end exchange rates with resulting translation adjustments recorded in shareholders' equity as a component of comprehensive income. Operating accounts are translated at average exchange rates for each year, with translation adjustments recorded in income. The effect of transaction gains and losses recorded in income amounted to a loss of $203,000 for fiscal 2006, a gain of $221,000 for fiscal 2005, and a loss of $260,000 for fiscal 2004.

Accounting Pronouncements

        In September 2006, the U.S. Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company's balance sheet and statement of operations and the related financial statement disclosures. SAB 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. CRA does not believe that the adoption of SAB 108 will have a significant impact on its consolidated statement of income or financial condition.

        In June 2006, the FASB issued Interpretation 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which clarifies the accounting for uncertainty income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. CRA expects to adopt FIN 48 in fiscal 2008. CRA is in the process of evaluating the impact that FIN 48 will have on its consolidated financial statements.

        In June 2006, the EITF reached a conclusion on EITF Issue No. 06-3 "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement". The scope of EITF Issue No. 06-3 includes any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, and may include, but is not limited to, sales, use, value added, and some excise taxes. The EITF Issue No. 06-3 requires that the presentation of taxes on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. EITF Issue No. 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. CRA expects to adopt EITF Issue No. 06-3 in its second quarter of fiscal 2007. CRA does not believe that the adoption of EITF Issue No. 06-3 will have a significant impact on its consolidated statement of income or financial condition.

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", which replaces APB Opinion No. 20 "Accounting Changes", and SFAS No. 3 "Reporting Accounting Changes in Interim Financial Statements". SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, SFAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in the income statement. When it is impracticable to determine the cumulative effect of the change, the new principle must be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. CRA expects to adopt SFAS 154 in fiscal 2007. SFAS 154 does not change the transition provisions of any existing pronouncements. CRA does not believe that the adoption of SFAS 154 will have a significant impact on its consolidated statement of income or financial condition.

2.     Business Acquisitions

        On May 23, 2006, CRA acquired certain assets of BBG, an independent consulting firm focusing on transfer pricing services headquartered in Washington, D.C., for approximately $22.9 million (after adding acquisition costs and transaction fees paid or accrued). The purchase price consisted of $17.9 million in cash and $5.0 million in CRA restricted stock. CRA paid $17.6 million of the cash portion of the purchase price in fiscal 2006 and the remaining $0.3 million of the cash portion was paid in January 2007. The purchase agreement for certain assets of BBG provides for additional purchase consideration for up to five years following the transaction in the form of an earnout, if specific performance targets are met. These earnouts are payable in cash and/or CRA common stock. Any additional payments related to this contingency will be accounted for as additional goodwill. The acquisition has been accounted for under the purchase method of accounting, and the results of operations have been included in the accompanying statements of income from the date of acquisition. The BBG acquisition added approximately 35 employee consultants. The following is a preliminary allocation of the purchase price to the estimated fair value of assets acquired and liabilities assumed for the BBG acquisition. The allocation of the purchase price for the BBG acquisition will be finalized as CRA receives other information relevant to the acquisition and completes its analysis of other transaction-related costs, such as exit costs related to lease obligations. The final purchase price allocations for this acquisition may be different from the preliminary estimates presented below. The impact of any adjustments to the final purchase price allocation for BBG is not expected to be material to CRA's results of operations for fiscal 2006.

Assets Acquired:
Prepaids and other assets	$15
Property and equipment	495
Intangible assets	2,313
Goodwill	20,333

Total assets acquired	$23,156

Liabilities Assumed:
Accrued expenses	$285

Total liabilities assumed	$285

Net assets acquired	$22,871

        In connection with the BBG acquisition, CRA plans to eliminate duplicate offices. During fiscal 2006, CRA recorded exit costs totaling $0.2 million related to the duplicate BBG-acquired offices, resulting in additional goodwill. Any exit costs incurred by CRA related to BBG-acquired offices in the twelve-month period following the date of acquisition will be recognized as a liability assumed as of the acquisition date, resulting in additional goodwill. These exit costs consisted of $0.2 million of lease related obligations. As of November 25, 2006, $0.1 million of these obligations had been paid.

        On June 16, 2005, CRA's U.K. subsidiary completed the acquisition of all of the equity of ECL, a London-based provider of competition economics in Europe. CRA purchased ECL for approximately $16.8 million valued using foreign exchange rates as of the date of acquisition (after deducting cash acquired, and adding acquisition costs and transaction fees paid or accrued). The purchase price consisted of $12.6 million in cash and $4.2 million in loan notes that were exchanged for 78,265 shares of CRA's common stock. These shares carry restrictions with respect to when they can be sold. The acquisition has been accounted for under the purchase method of accounting, and the results of operations have been included in the accompanying statements of income from the date of acquisition. The ECL acquisition added approximately 25 employee consultants. CRA may be required to pay additional purchase consideration over the four years following the transaction, in cash or CRA stock, if specific performance targets are met. These payments and any additional payments related to this contingency will be accounted for as additional goodwill. During fiscal 2006, CRA recorded exit costs totaling $0.7 million related to the duplicate ECL-acquired offices, resulting in additional goodwill. As of November 25, 2006, none of the lease obligations had been paid.

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

        On November 18, 2004, CRA completed the acquisition of all of the equity of NECG, an Australian-based regulatory and economic consulting firm, for a purchase price of approximately $10.5 million valued using foreign exchange rates as of the date of the acquisition (after deducting cash acquired, and after adding acquisition costs and transaction fees paid or accrued), consisting of $7.5 million in cash and 75,261 shares of our common stock valued at $3.0 million. These shares carry restrictions with respect to when they can be sold. The purchase agreement provided for additional purchase consideration over the three years following the transaction, in cash, if specific performance targets are met. Any additional payments related to this contingency, have been and will be accounted for as additional goodwill. The acquisition has been accounted for under the purchase method of accounting, and the results of operations have been included in the accompanying statements of income from the date of acquisition. The NECG acquisition added 34 employee consultants.

        On November 12, 2004, CRA completed the acquisition of certain assets and liabilities of TCA, a Cambridge, Massachusetts-based economics and engineering consulting firm, for a purchase price of $7.8 million (after adding a working capital adjustment, acquisition costs, and transaction fees paid or accrued). The purchase price consisted of $6.7 million in cash and 25,900 shares of common stock valued at $1.1 million. These shares carry restrictions with respect to when they can be sold. The purchase agreement provided for additional purchase consideration over the two years following the transaction, in cash and CRA stock, if specific performance targets are met. Any additional payments related to this contingency, have been and will be accounted for as additional goodwill. The acquisition has been accounted for under the purchase method of accounting, and the results of operations have been included in the accompanying statements of income from the date of acquisition. The TCA acquisition added 15 employee consultants.

        CRA has not furnished pro forma financial information relating to the BBG, ECL, Lee & Allen, NECG, and TCA acquisitions, because such information is not material.

        The purchase agreements for BBG, ECL, Lee & Allen, TCA and NECG provide for additional purchase consideration for up to five years following the transactions, if specific performance targets are met. These earnouts are payable in cash and/or CRA common stock. During fiscal 2005, CRA recorded an additional $1.1 million of purchase price related to these acquisitions, which were paid in cash and common stock during the second quarter of fiscal 2006. During fiscal 2006, CRA recorded $1.5 million in additional purchase price related to these acquisitions, which included promissory notes and common stock. These payments, and any additional payments related to these contingencies, have been and will be accounted for as additional goodwill.

        On April 30, 2004, CRA completed its acquisition of all of the equity of InteCap, Inc., a leading intellectual property consulting firm in the U.S. that specializes in economic, financial, and strategic issues related to intellectual property and complex commercial disputes. CRA purchased InteCap from InteCap's institutional investor, GTCR Golder Rauner, LLC, members of InteCap's management, and other shareholders for approximately $79.4 million (after deducting cash acquired, and after adding acquisition costs and transaction fees paid or accrued). CRA funded the purchase price from existing cash resources and borrowings of $39.6 million under its $40.0 million line of credit in place at that time. In connection with the acquisition, certain InteCap employees purchased an aggregate of 87,316 shares of common stock in exchange for full recourse notes totaling approximately $2.9 million. The notes mature in June 2007, and bear interest at 1.47% per annum.

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

        In connection with the InteCap acquisition, CRA incurred $0.6 million of restructuring costs as a result of the elimination of duplicate offices and employee termination benefit payments. Such costs have been recognized by CRA as a liability assumed as of the acquisition date, resulting in additional goodwill. These restructuring costs consisted of $0.5 million of lease obligations related to the closed facilities and $0.1 million of payments for three terminated employees. As of November 25, 2006, all of the lease obligations and payments to terminated employees have been paid.

        The following unaudited pro forma financial information for fiscal 2004 reflects consolidated results of operations of CRA as if the InteCap acquisition had taken place on November 30, 2003, the beginning of CRA's 2004 fiscal year. The pro forma adjustments include the elimination of transaction-related compensation and other costs of approximately $18.1 million, which were incurred by InteCap, additional interest expense related to the line of credit borrowings used to finance the acquisition, a reduction of interest expense for InteCap's debt prior to the acquisition, additional intangible amortization related to the intangible assets acquired, a reduction of InteCap's intangible amortization prior to the acquisition, and the related income tax effects of these adjustments. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred if the acquisition had been completed on November 30, 2003, nor are they necessarily indicative of future operating results.

Fiscal Year Ended
November 27, 2004 (52 weeks) (pro forma)
(In thousands, except per share data)
Revenues	$242,264
Net income	$17,207
Net income per share:
Basic	$1.72
Diluted	$1.64
Weighted average number of shares outstanding:
Basic	10,016
Diluted	10,520

3.     Goodwill and Intangible Assets

        The changes in the carrying amount of goodwill for fiscal years 2005 and 2006 are as follows (in thousands):

Balance at November 27, 2004	$91,480
Goodwill acquired—Lee & Allen acquisition (preliminary estimate)	14,565
Goodwill acquired—ECL acquisition (preliminary estimate)	14,369
Goodwill adjustments related to the InteCap, NECG and TCA acquisitions	(1,766)
Effect of foreign currency translation	(3,429)

Balance at November 26, 2005	$115,219

Goodwill acquired—BBG acquisition (preliminary estimate)	20,333
Goodwill adjustments related to ECL, Lee & Allen, NECG and TCA acquisitions	1,396
Effect of foreign currency translation	4,305

Balance at November 25, 2006	$141,253

        The fiscal 2006 and fiscal 2005 goodwill adjustments include the following (in thousands):

	Fiscal Year
	2006	2005
Additional purchase price recorded for earnouts	$1,523	$1,093
Deferred tax adjustments	3	(2,261)
Intangible asset adjustments	(11)	(1,132)
Exit costs	722	12
Reduction in acquisition costs	(546)	398
Other purchase allocation adjustments	(295)	124

	$1,396	$(1,766)

        The net amount of goodwill as of November 25, 2006, includes the following amounts (in thousands):

BBG	$20,333
ECL	16,985
Lee & Allen	14,618
Acquisitions that occurred prior to fiscal 2005	89,317

Goodwill balance at November 25, 2006	$141,253

        Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives.

        The components of acquired identifiable intangible assets are as follows (in thousands):

	November 25, 2006	November 26, 2005
Noncompetition agreements, net of accumulated amortization of $2,402 and $1,568, respectively	$4,655	$2,554
Customer relationships, net of accumulated amortization of $900 and $474, respectively	2,447	196
Property leases, net of accumulated amortization of $53 and $90, respectively	39	151
Trademarks, net of accumulated amortization of $684 and $278, respectively	727	74
Other intangible assets, net of accumulated amortization of $945 and $638, respectively	418	4,324

	$8,286	$7,299

        Other intangible assets for fiscal 2005 included $2.1 million related to the Lee & Allen acquisition and $2.1 million related to the ECL acquisition. The valuations related to these intangibles were finalized during fiscal 2006 and the intangible assets were allocated from other intangible assets to specific intangible asset categories. Amortization expense of intangible assets was $1.8 million, $1.3 million, and $0.6 million in fiscal 2006, 2005, and 2004, respectively. Amortization expense of intangible assets held at November 25, 2006, for the next five fiscal periods is expected be as follows (in thousands):

Fiscal Year	Amortization Expense
2007	$1,566
2008	1,234
2009	1,013
2010	877
2011	822

$5,512

4.     Property and Equipment

        Property and equipment consist of the following:

	November 25, 2006	November 26, 2005
	(In thousands)
Computer equipment and software	$16,311	$14,042
Leasehold improvements	23,888	21,083
Furniture	9,981	9,228

	50,180	44,353
Accumulated depreciation and amortization	25,125	18,461

	$25,055	$25,892

        Depreciation expense was $7.9 million in fiscal 2006, $6.7 million in fiscal 2005, and $4.6 million in fiscal 2004.

5.     Accrued Expenses

        Accrued expenses consist of the following:

	November 25, 2006	November 26, 2005
	(In thousands)
Compensation and related expenses	$69,467	$50,510
Income taxes payable	3,589	4,515
Accrued interest	1,179	1,205
Other	6,553	5,665

	$80,788	$61,895

6.     Asset Retirement Obligations

        CRA adopted FIN 47, effective during the fourth quarter of fiscal 2006. FIN 47 clarifies the term conditional asset retirement obligation, as referenced in SFAS No. 143, "Accounting for Asset Retirement Obligations" and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. Asset retirement obligations covered by FIN 47 include those for which an entity has a legal obligation to perform an asset retirement activity, however the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.

        In accordance with FIN 47, CRA recorded asset retirement obligations for which the liability's fair value can be reasonably estimated. CRA recognizes asset retirement obligations related to lease restoration obligations if required by a lease agreement. The asset retirement obligations consist primarily of the costs associated with restoring leased space to the condition it was in prior to CRA's occupancy or to pay the landlord for the cost to do so. As a result of adopting FIN 47, CRA recorded a cumulative effect of accounting change during the fourth quarter of fiscal 2006 totaling $398,000, net of tax. The adjustment had a $0.03 per share impact on basic and diluted earnings. In addition, we recorded a liability of $1.0 million representing asset retirement obligations and an increase in the carrying value of the related assets of $0.3 million, net of $0.7 million in accumulated depreciation. Had the adoption of FIN 47 occurred at the beginning of the earliest periods presented, the asset retirement obligation would have been $0.9 million for fiscal 2005. For fiscal 2005 and fiscal 2004, our results of operations and earnings per share would not have been significantly different from the amounts reported. Accordingly, pro forma financial information has not been provided.

7.     Private Placement of Convertible Debt and Other Financing

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

        Pursuant to the terms of the indenture governing the debentures, since the closing stock price equaled or exceeded the $50 per share contingent conversion trigger price for 20 out of 30 consecutive trading days ending on November 25, 2006 and May 13, 2005, the market price conversion trigger was satisfied and holders of the debentures were able to exercise their right to convert the bonds during the first quarter of fiscal 2007 and third quarter of fiscal 2005, respectively. On February 2, 2007, the last reported sales price of our common stock was greater than $50 per share for the twentieth day in the thirty consecutive trading day period ending on the last day of our first quarter of fiscal 2007. Because of this occurrence, holders of the debentures may convert them during our second fiscal quarter ending on May 11, 2007. This test is repeated each fiscal quarter. To date, no conversions have occurred. Because the closing price did not equal or exceed the $50 per share contingent conversion trigger price for 20 out of 30 consecutive trading days during the quarters ending on February 17, 2006, May 12, 2006, and September 1, 2006, February 18, 2005, September 2, 2005 and November 26, 2005, holders of the debentures were not able to exercise their right to convert the bonds during the first, second, third, and fourth quarters of fiscal 2006 and second and fourth quarters of fiscal 2005.

        In June 2005, the Company amended its loan agreement with its bank to increase the existing line of credit from $40 million to $90 million to mitigate the potential liquidity risk, and to provide funding if required, in the event of conversion by the debenture holders. CRA believes that in the event the contingent conversion trigger price is met, it is unlikely that a significant percentage of bondholders will exercise their right to convert because the debentures have traded at a premium over their conversion value. However, since holders of the debentures are able to exercise their right to convert the bonds as of November 25, 2006 and because CRA intends to use amounts available under its bank line of credit in the event debenture holders exercise their rights to convert, in accordance with SFAS No. 6, "Classification of Short-Term Obligations Expected to be Refinanced", the Company has classified $87.0 million of the $90.0 million convertible debt, which represents the estimated amount available under CRA's line of credit, as long-term debt as of November 25, 2006 in the accompanying consolidated balance sheet, while the remaining $3.0 million is classified as short-term. CRA's revolving line of credit to borrow up $90.0 million expires on April 30, 2009 and it is CRA's intention to renew or replace the line of credit, as desirable and available, which would allow CRA to continue to classify the convertible debentures as long-term debt, rather than short-term in future periods. In addition, the line of credit gives CRA additional flexibility to meet its unforeseen financial requirements.

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

        CRA used approximately $20.0 million of the net proceeds from this offering during fiscal 2004 to repurchase 622,200 shares of the Company's common stock concurrently with the placement of the debentures, $39.6 million to repay amounts outstanding under CRA's bank line of credit, and $3.3 million to pay debt issuance costs. The debt issuance costs have been capitalized and are amortized as a component of interest expense on a straight-line basis over seven years, through 2011, which is the first year in which CRA may be required to repurchase all or any portion of the debentures. These debt issuance costs, net of accumulated amortization of $1.2 million, are included in other assets in the consolidated balance sheet as of November 25, 2006.

        The contingent interest feature included in the debenture represents an embedded derivative under SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") that must be recorded at fair value as of November 25, 2006. The Company has determined that the fair value of the contingent interest feature is de minimus as of November 25, 2006, based upon economic, market and other conditions in effect as of this date. There are no other embedded derivatives associated with the Company's convertible debentures that are accounted for separately in accordance with SFAS 133.

        The Company has agreed with the debenture holders to reserve the maximum number of shares of common stock that may be issued upon conversion of the debentures.

        Borrowings under the Revolving Line of Credit.    On January 14, 2004, CRA entered into a senior loan agreement with Citizens Bank of Massachusetts for a two-year, $40 million revolving line of credit. Subject to the terms of the agreement, CRA may use borrowings under this line of credit for acquisition financing, working capital, general corporate purposes, letters of credit, and foreign exchanges contracts. The available line of credit is reduced, as necessary, to account for certain letters of credit outstanding. In June 2005, CRA amended its loan agreement to increase the existing line of credit from $40 million to $90 million. Funds available under the expanded facility will allow CRA to continue to classify up to $90 million of its convertible debentures as long-term debt, rather than short-term, and will give CRA additional flexibility to meet unforeseen financial requirements. In April 2006, CRA extended the maturity date on the line of credit from April 30, 2007 to April 30, 2009. In April 2004, CRA borrowed $39.6 million under its line of credit to finance the acquisition of InteCap. This amount was repaid in June 2004. There were no amounts outstanding under this line of credit as of November 25, 2006, and the line of credit then available was $88.6 million, reduced for letters of credit outstanding.

        Borrowings under CRA's credit facility bear interest, at CRA's option, either at LIBOR plus an applicable margin or at the prime rate. Applicable margins range from 0.75% to 1.50%, depending on the ratio of CRA's consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the preceding four fiscal quarters, subject to various adjustments stated in the senior loan agreement. These margins are adjusted both quarterly and each time CRA borrows under the credit facility. Interest is payable monthly. A commitment fee of 0.165% is payable on the unused portion of the credit facility. Borrowings under the credit facility are secured by 100% of the stock of certain of CRA's U.S. subsidiaries and by 65% of the stock of certain of CRA's foreign subsidiaries, amounting to net assets of approximately $105.7 million as of November 25, 2006.

        As of November 25, 2006, the Company was in compliance with the covenants under the senior credit agreement.

8.     Employee Benefit Plans

        The Company maintains qualified defined-contribution plans under Section 401(k) of the Internal Revenue Code, covering substantially all U.S. employees who meet specified age and service requirements. Company contributions are made at the discretion of the Company, and cannot exceed the maximum amount deductible under applicable provisions of the Internal Revenue Code. Company contributions under these plans amount to approximately $3.5 million for fiscal 2006, $2.7 million for fiscal 2005, and $1.9 million for fiscal 2004.

9.     Leases

        At November 25, 2006, the Company had the following minimum rental commitments for office space and equipment leases, all of which are under non-cancelable operating leases (in thousands):

Fiscal Year	Rental Commitments
2007	$13,279
2008	13,182
2009	12,018
2010	9,483
2011	7,099
Thereafter	27,880

$82,941
Future minimum rentals under sublease arrangements	(4,380)

$78,561

        Certain office leases contain renewal options which the Company may exercise at its discretion, which were not included in the amounts above. Rent expense was approximately $15.5 million in fiscal 2006, $14.8 million in fiscal 2005, and $9.5 million in fiscal 2004.

        The Company is party to standby letters of credit with two financial institutions in support of the minimum future lease payments under leases for permanent office space amounting to $0.7 million as of November 25, 2006.

10.   Net Income Per Share

        Basic net income per share represents net income divided by the weighted average shares of common stock outstanding during the period. Diluted net income per share represents net income divided by the weighted average shares of common stock and common stock equivalents outstanding during the period. Weighted average shares used in diluted net income per share include common stock equivalents arising from stock options, unvested restricted stock, and shares underlying CRA's debentures using the treasury stock method. Common stock equivalents arising from stock awards include the effect of options and unvested restricted stock using the treasury stock method. Under the treasury stock method, the amount the Company will receive for the stock awards, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares at the average share price for each fiscal period. In fiscal 2004, there were no shares underlying the debentures because the average stock price per share did not exceed the $40 conversion price, as further explained below. A reconciliation of basic to diluted weighted average shares of common stock outstanding is as follows (in thousands):

	Fiscal Year
	2006	2005	2004
Basic weighted average shares outstanding	11,418	10,526	10,016
Common stock equivalents:
Stock options and restricted stock	527	679	504
Shares underlying the debentures	327	359	—

Diluted weighted average shares outstanding	12,272	11,564	10,520

        Under EITF No. 04-08 "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share", which is effective for periods ending after December 15, 2004, and EITF 90-19 "Convertible Bonds with Issuer Option to Settle for Cash upon Conversion", because of CRA's obligation to settle the par value of the convertible debentures in cash, the Company is not required to include any shares underlying the convertible debentures in its diluted weighted average shares outstanding until the average stock price per share for the quarter exceeds the $40 conversion price and only to the extent of the additional shares CRA may be required to issue in the event CRA's conversion obligation exceeds the principal amount of the debentures converted. At such time, only the number of shares that would be issuable (under the "treasury" method of accounting for share dilution) are included, which is based upon the amount by which the average stock price exceeds the conversion price. For the first $1 per share that CRA's average stock price exceeds the $40 conversion price of the debentures, CRA will include approximately 55,000 additional shares in CRA's diluted share count. For the second $1 per share that CRA's average stock price exceeds the $40 conversion price, CRA will include approximately 52,000 additional shares, for a total of approximately 107,000 shares, in CRA's diluted share count, and so on, with the additional shares' dilution falling for each $1 per share that CRA's average stock price exceeds $40 if the stock price rises further above $40 (see table, below). The average stock price for the fiscal years ending November 25, 2006 and November 26, 2005, was approximately $47 and $48 per share, respectively; therefore, 327,000 and 359,000 shares underlying the debentures were included in the diluted weighted average shares outstanding for the fiscal years ending November 25, 2006 and November 26, 2005, respectively, under the treasury stock method of accounting, as required by EITF 90-19.

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

        Basic weighted average shares outstanding for the fifty-two weeks ended November 25, 2006 include the weighted average of common stock issued in connection with the BBG acquisition in May 2006, as well as the repurchase of 242,949 shares by CRA. Basic weighted average shares outstanding for the fifty-two weeks ended November 26, 2005, include the weighted average of the 710,000 shares sold by CRA and 138,187 options exercised related to the public offering of CRA's common stock in June 2005, as well as the weighted average of the common stock issued in connection with the ECL and Lee & Allen acquisitions in June and April 2005, respectively.

        As part of the earnout provisions included in the BBG, ECL, Lee & Allen, and TCA acquisition agreements, the Company may settle a portion of its obligations through the issuance of its common stock. Issuance of these shares is contingent based on certain provisions of the acquisition agreements. All shares for which the necessary conditions underlying the earnout provisions have been met as of November 25, 2006 are included in basic and diluted weighted average shares outstanding as of the point in time that the shares were issued.

        Some of the Company's share-based awards were excluded from the calculation of diluted earnings per share because the number of assumed buyback shares under the treasury stock method was greater than the shares assumed issued, and therefore, their inclusion would have been anti-dilutive. For the years ended November 25, 2006, November 26, 2005, and November 27, 2004, the anti-dilutive share-based awards were 409,052, 136,731, and 347,864, respectively. These share-based awards could be dilutive in the future if, and to the extent that, the number of assumed buyback shares under the treasury stock method is less than the shares assumed issued.

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

        Issuances of Common Stock in Connection with Business Acquisitions.    The Company issued common stock in connection with the acquisitions of BBG, ECL, Lee & Allen, NECG, TCA and InteCap. The following is a summary of common stock issued in connection with business acquisitions including shares issued pursuant to earn-out arrangements:

	Fiscal Year
Issuance
	2006	2005	2004
	(in thousands, except per share data)
Shares	119,371	147,876	99,756
Amount	$5,394	$7,616	$4,039

        The restricted shares issued in connection with all of these acquisitions are fully vested and held in escrow until the sales restrictions placed on them have lapsed.

        Share-Based Compensation.    In accordance with newly adopted SFAS No. 123R, approximately $4.5 million of share-based compensation expense was recorded in fiscal 2006 as an increase to common stock for share-based payment awards made to the Company's employees and directors, based on the estimated fair values of stock options and restricted stock awards vesting during the period.

        CRA also recorded $149,000, $10,000, and $31,000 for fiscal 2006, fiscal 2005, and fiscal 2004, respectively, in stock compensation expense for options granted to external consultants. The options granted to external consultants are accounted for under variable accounting in accordance with SFAS No. 123R and EITF 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees" (EITF 96-18). These costs are being amortized over the related vesting period.

        Common Stock Repurchases and Retirements.    In July 2006, the Company announced that its Board of Directors authorized a multi-year stock repurchase program of up to a total of 500,000 shares of its common stock. The primary purpose of the repurchase plan will be to offset the dilutive impact of stock options and restricted stock grants that have been or may be granted to employees, independent directors, and non-employee consultants. During fiscal 2006, the Company repurchased 242,949 shares of its common stock at an aggregate price of approximately $12.0 million.

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

        Exercise of Stock Options.    During fiscal 2006, 340,842 options were exercised for $9.6 million in proceeds. During fiscal 2005, 460,004 options were exercised for $8.4 million in proceeds, including options exercised as part of the public offering completed in June 2005. During fiscal 2004, 320,604 options were exercised for $5.0 million of proceeds.

        Unearned Stock Compensation.    Unearned stock compensation represents the cost associated with the grant of stock options to external consultants. The options granted to external consultants are accounted for under variable accounting in accordance with SFAS No. 123 and EITF 96-18 "Accounting for Equity Instruments that are Issued to Other than Employees" (EITF 96-18). These costs are being amortized over the related vesting period. Beginning in fiscal 2006, upon the adoption of SFAS 123R, unearned stock compensation is no longer recorded.

        Tax Benefit on Stock Option Exercises.    The expected tax benefit on stock option exercises of $2.7 million, $4.9 million, and $1.9 million were recorded as an increase to common stock in fiscal 2006, fiscal 2005, and fiscal 2004, respectively.

        Minority Interest Equity Transactions.    During fiscal 2005, NeuCo issued additional shares to certain NeuCo employees, and during fiscal 2004, NeuCo issued additional shares to a minority interest shareholder in exchange for a note receivable. In addition, certain NeuCo employees and directors exercised stock options during fiscal 2005 and fiscal 2004. These share transactions have been recorded as adjustments to capital.

12.   Share-Based Compensation

        CRA utilizes the straight-line attribution method for recognizing share-based compensation expense under SFAS No. 123R. CRA recorded $4.5 million of compensation expense in fiscal 2006 for share-based payment awards made to the Company's employees and directors consisting of stock options and restricted stock awards issued based on the estimated fair values. Compensation expense, net of tax, was $3.3 million in fiscal 2006 for share-based payment awards made to the Company's employees and directors consisting of stock options and restricted stock awards issued based on the estimated fair values. The impact of share based compensation expense on diluted earning per share was $0.27 for fiscal year 2006.

        The weighted average fair market value using the Black-Scholes option-pricing model of the options granted was $16.14, $15.37, and $9.62 for fiscal years 2006, 2005, and 2004, respectively. The fair market value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Year
	2006	2005	2004
Risk-free interest rate	4.6%	3.9%	2.7%
Expected volatility	36%	35%	42%
Weighted average expected life (in years)	3.66	3.77	2.80
Expected dividends	—	—	—

        The risk-free interest rate is based on U.S. Treasury interest rates whose term is consistent with the expected life of the stock options. Expected volatility and expected life are based on the Company's historical experience. Expected dividend yield was not considered in the option pricing formula since CRA does not pay dividends and has no current plans to do so in the future. The forfeiture rate used was based upon historical experience. As required by SFAS No. 123R, CRA will adjust the estimated forfeiture rate based upon actual experience.

        CRA maintains share-based compensation plans that use restricted stock, stock options and an employee stock purchase plan to provide incentives to its directors, employees and independent contractors. At CRA's annual meeting of shareholders held on April 21, 2006, its shareholders approved the 2006 Equity Incentive Plan (the "2006 Incentive Plan"). The 2006 Incentive Plan authorizes the grant of a variety of incentive and performance awards to its directors, employees and independent contractors, including incentive stock options, nonqualified stock options, restricted stock awards, restricted stock unit awards, performance awards and other share-based awards. The maximum number of shares of CRA's common stock issuable under the 2006 Incentive Plan is equal to 1,158,333 shares, which includes 658,333 shares that remained available for future awards under the Company's 1998 Incentive and Nonqualified Stock Option Plan (the "1998 Plan") as of April 21, 2006. This amount may be increased by up to 341,667 shares to the extent that any stock options that have been issued under the 1998 Plan are forfeited or terminated after April 21, 2006. As of November 25, 2006, 121,087 shares of our common stock have been issued as restricted stock under the 2006 Incentive Plan, options to purchase 35,500 shares of our common stock have been issued under the 2006 Incentive Plan, and 967,818 shares of our common stock remain available for future issuance under the 2006 Incentive Plan.

        In addition, CRA has agreed to adopt a policy that the maximum number of stock option and restricted stock awards that it will grant under the 2006 Incentive Plan during fiscal 2006 through fiscal 2008 will not exceed a three-year weighted average of 4.33%, based on the total number of shares of common stock outstanding at the end of each of those three fiscal years. For purposes of this calculation, grants made in connection with acquisitions will be excluded, and the grant of restricted stock awards will count as the grant of 1.8 shares of common stock for each share of common stock subject to the award.

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

        A summary of option activity from all plans is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at November 26, 2005	2,127,514	$30.44
Fiscal 2006:
Granted	58,000	44.52
Exercised	(340,842)	28.24
Forfeited	(82,854)	46.49

Outstanding at November 25, 2006	1,761,818	31.21	6.90	$37,042

Options exercisable at November 25, 2006	1,134,925	$27.72	6.44	$27,832

        The aggregate intrinsic value of stock options exercised was approximately $6.7 million, $15.4 million, and $6.2 million for fiscal 2006, fiscal 2005, and fiscal 2004, respectively.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at November 25, 2006	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number Exercisable at November 25, 2006	Weighted-Average Exercise Price
$ 8.88 - 17.26	299,876	5.31	$13.51	249,646	$13.41
$17.45 - 29.07	296,760	4.90	$21.82	248,318	$21.61
$31.63 - 32.09	256,762	7.46	$32.07	75,120	$32.05
$32.26 - 32.26	391,404	7.46	$32.26	366,179	$32.26
$34.05 - 50.09	408,516	8.28	$43.98	151,162	$40.93
$50.69 - 53.72	108,500	8.27	$51.88	44,500	$52.62

Total	1,761,818	6.90	$31.21	1,134,925	$27.72

        The following table summarizes the status of CRA's non-vested options since November 26, 2005:

	Non-vested Options
	Number of Shares	Weighted- Average Fair Value
Non-vested at November 26, 2005	1,015,652	$12.06
Granted	58,000	17.55
Vested	(384,889)	12.45
Forfeited	(61,870)	14.87

Non-vested at November 25, 2006	626,893	$12.42

        The total fair value of options vested was $4.8 million, $7.8 million, and $2.5 million for fiscal 2006, fiscal 2005, and fiscal 2004, respectively. As of November 25, 2006, there was $4.9 million of total unrecognized compensation cost related to non-vested stock options granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.1 years.

        The following table summarizes the status of CRA's non-vested restricted stock awards since November 26, 2005:

	Non-vested Restricted Stock
	Number of Shares	Weighted- Average Fair Value
Non-vested at November 26, 2005	—	$—
Granted	121,087	49.84
Vested	(500)	50.45
Forfeited	(1,797)	50.45

Non-vested at November 25, 2006	118,790	$49.83

        In fiscal 2006, following the approval of the 2006 Equity Incentive Plan, CRA granted restricted stock awards to its non-employee directors and certain employees, which were granted subject to the execution of a restricted stock agreement. Generally, these shares will vest in four equal annual installments beginning on the first anniversary of the date of grant. The compensation cost recognized in connection with these shares was $0.8 million in fiscal year 2006, and total unrecognized compensation cost related to restricted stock was $4.8 million, which is expected to be recognized over a weighted-average period of 2.0 years.

        SFAS No. 123R requires the actual benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under APB No. 25. This requirement reduces reported operating cash flows and increases reported financing cash flows in periods after adoption. As a result, net financing cash flows included approximately $1.4 million for the fifty-two weeks ended November 25, 2006, from the benefits of tax deductions in excess of recognized compensation cost. Under prior accounting rules, this amount would have been included in net operating cash flows. Total cash flow remains unchanged from what would have been reported under prior accounting rules.

        The Company has adopted the 1998 Employee Stock Purchase Plan. The Stock Purchase Plan authorizes the issuance of up to an aggregate of 243,000 shares of common stock to participating employees at a purchase price equal to 85% of fair market value on either the first or the last day of the one-year offering period under the Stock Purchase Plan. In fiscal 2006, 2005, and 2004 there were no offering periods under the Stock Purchase Plan and no shares were issued.

13.   Business Segment and Geographic Information

        CRA operates in one business segment, which is consulting services. Revenue and long-lived assets by geographic region, based on the physical location of the operation to which the revenues or the assets relate, are as follows (in thousands):

	Fiscal Year
	2006 (52 weeks)	2005 (52 weeks)	2004 (52 weeks)
Revenue:
United States	$267,371	$238,998	$193,987
United Kingdom	60,941	35,557	14,113
Australia	13,218	14,158	2,958
Other	8,364	6,761	5,677

Total foreign	82,523	56,476	22,748

	$349,894	$295,474	$216,735

	November 26, 2006	November 26, 2005	November 27, 2004
Long-lived assets (property and equipment, net):
United States	$20,802	$22,044	$14,829
United Kingdom	2,612	2,377	2,286
Australia	1,094	991	792
Other	547	480	621

Total foreign	4,253	3,848	3,699

	$25,055	$25,892	$18,528

14.   Income Taxes

        The components of income before provision for income taxes, minority interest, equity method investment gain (loss), and cumulative effect of an accounting change are as follows:

	Fiscal Year
	2006 (52 weeks)	2005 (52 weeks)	2004 (52 weeks)
	(In thousands)
Income before provision for income taxes, minority interest, equity method investment gain (loss), and cumulative effect of an accounting change:
U.S.	$41,780	$34,994	$29,081
Foreign	7,633	8,195	1,545

Total	$49,413	$43,189	$30,626

        The components of income tax expense (benefit) have been recorded in the Company's financial statements as follows:

	Fiscal Year
	2006 (52 weeks)	2005 (52 weeks)	2004 (52 weeks)
	(In thousands)
Income tax expense excluding provision for income taxes related to minority interest, equity method investment gain (loss), and cumulative effect of an accounting change	$21,182	$18,530	$13,947
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes charged directly to common stock	(2,683)	(4,936)	(1,930)
Increase in Other Comprehensive Income associated with the deconsolidation of NeuCo	738	—	—
Equity method investment gain (loss)	(370)	—	—
Cumulative effect of an accounting change	(157)	—	—

	$18,710	$13,594	$12,017

        The provision (credit) for income taxes consists of the following:

	Fiscal Year
	2006	2005	2004
	(In thousands)
Currently payable:
Federal	$11,837	$9,715	$9,289
Foreign	2,960	1,787	385
State	3,432	3,014	2,791

	$18,229	$14,516	$12,465
Deferred:
Federal	2,850	2,426	1,335
Foreign	(627)	1,111	230
State	730	477	(83)

	$2,953	$4,014	$1,482

	$21,182	$18,530	$13,947

        A reconciliation of the Company's tax rates with the federal statutory rate is as follows:

	Fiscal Year
	2006	2005	2004
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	5.5	5.3	5.7
Disallowed executive compensation under Section 162(m) of the Internal Revenue Code	1.8	0.3	—
Losses not benefited (benefited)	(0.3)	0.5	3.8
Other	0.9	1.8	1.0

	42.9%	42.9%	45.5%

        Components of the Company's deferred tax assets (liabilities) are as follows:

	November 25, 2006	November 26, 2005
	(In thousands)
Deferred tax assets:
Accrued compensation and related expense	$11,167	$10,794
Tax basis in excess of financial basis of net accounts receivable	2,390	1,846
Net operating loss carryforwards	3,816	4,494
Tax basis in excess of financial basis of intangible assets and fixed assets	4,902	5,544
Other	427	587
Total gross deferred tax assets	22,702	23,265
Less: valuation allowance	(1,749)	(1,134)

Total deferred tax assets net of valuation allowance	20,953	22,131
Deferred tax liabilities:
Excess tax over book depreciation and amortization	3,468	3,035
Tax basis in excess of financial basis of debentures	3,893	2,263
Other	453	143

Total deferred tax liabilities	7,814	5,441

Net deferred tax asset	$13,139	$16,690

        The net change in the total valuation allowance for the year ended November 25, 2006 was an increase of approximately $0.6 million. This net change was primarily a result of an increase in the valuation allowances recorded against the acquired deferred tax assets reduced by the net realization of foreign operating losses. The net change in the total valuation allowance for the year ended November 26, 2005 was a decrease of approximately $0.9 million primarily resulting from a reduction of the valuation allowances recorded against the acquired deferred tax assets from the InteCap acquisition, an increase in the valuation allowance recorded against the acquired deferred tax assets from the ECL acquisition, and net of additional valuation allowances against foreign operating losses.

        A valuation allowance was recorded because management currently believes that after considering the available evidence that it is more likely than not that these assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods and in the tax jurisdictions in which those temporary differences become deductible. If the Company is able to realize these assets in the future, $1.4 million of the total valuation allowance would be allocated to goodwill as it relates to acquisitions, and the remainder would be recognized as a reduction to income tax expense.

        At November 25, 2006, the Company has net operating loss carryforwards for federal and foreign tax purposes of $8.2 million and $3.1 million, respectively. The federal net operating losses were incurred by InteCap prior to the acquisition. The federal net operating losses are subject to an annual limitation of approximately $3.4 million as a result of Internal Revenue Code Section 382. The federal net operating losses will begin to expire in 2017. The foreign operating losses were incurred by ECL prior to the acquisition and have an indefinite expiration period.

        The calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several different tax jurisdictions. The Company is periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, the Company records estimated reserves for probable exposures. The total amount reserved was $1.8 million at the end of fiscal 2006 and fiscal 2005.

        The American Jobs Creation Act of 2004 was signed into law in October 2004. This law provides U.S. multinational corporations an 85% dividends received deduction for certain dividends from controlled foreign corporations. No qualifying distributions were paid. The Company has undistributed earnings from its foreign subsidiaries of approximately $11.4 million as of November 25, 2006, and it plans to continue to reinvest its foreign earnings in its foreign operations. If the Company were to distribute its foreign earnings which are permanently reinvested, it would accrue additional tax expense of approximately $1.5 million.

15.   Related-Party Transactions

        The Company made payments to shareholders of the Company who performed consulting services exclusively for the Company in the amounts of $8.1 million in fiscal 2006, $10.8 million in fiscal 2005, and $12.0 million in fiscal 2004. These payments to exclusive non-employee experts are for consulting services performed for CRA's clients in the ordinary course of business.

16.   Commitments & Contingencies

        In connection with the BBG acquisition completed during fiscal 2006, the ECL and Lee & Allen acquisitions completed during fiscal 2005, and the NECG and TCA acquisitions completed in fiscal 2004, CRA agreed to pay additional consideration, in cash, and CRA common stock in certain of these acquisitions, contingent on the achievement of certain performance targets by the respective acquired businesses. CRA believes that it will have sufficient funds to satisfy any obligations related to the contingent consideration. CRA expects to fund these contingent cash payments, if any, from existing cash resources and cash generated from operations.

17.   Quarterly Financial Data (Unaudited)

	Quarter Ended
	February 17, 2006 (12 weeks)	May 12, 2006 (12 weeks)	September 1, 2006 (16 weeks)	November 25, 2006 (12 weeks)
	(In thousands, except per share data)
Revenues	$72,521	$84,046	$107,001	$86,326
Gross profit	27,529	30,673	38,793	31,557
Income from operations	9,450	10,631	14,988	12,882
Income before provision for income taxes, minority interest, equity method investment gain (loss), and cumulative effect of accounting change	9,718	10,888	15,430	13,377
Minority interest	37	104	—	—
Equity method investment gain (loss), net of tax	—	—	(496)	(33)
Cumulative effect of accounting change, net of tax	—	—	—	(398)
Net income	5,644	6,746	8,716	6,339
Basic net income per share	0.50	0.60	0.76	0.55
Diluted net income per share	0.47	0.55	0.71	0.51
Weighted average number of shares outstanding:
Basic	11,263	11,328	11,529	11,514
Diluted	12,116	12,237	12,252	12,485

	Quarter Ended
	February 18, 2005 (12 weeks)	May 13, 2005 (12 weeks)	September 2, 2005 (16 weeks)	November 26, 2005 (12 weeks)
	(In thousands, except per share data)
Revenues	$61,724	$67,435	$92,515	$73,800
Gross profit	24,812	27,315	37,622	31,001
Income from operations	8,995	10,414	13,757	11,022
Income before provision for income taxes and minority interest	8,455	9,818	13,476	11,440
Minority interest	138	(9)	(132)	(56)
Net income	4,619	5,489	7,886	6,606
Basic net income per share	0.46	0.55	0.73	0.59
Diluted net income per share	0.43	0.49	0.66	0.55
Weighted average number of shares outstanding:
Basic	9,945	10,035	10,782	11,242
Diluted	10,795	11,236	12,010	12,050

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

        On May 23, 2006, CRA completed the acquisition of certain assets of BBG, a Washington, D.C.-based independent consulting firm focusing on transfer pricing services. The results of operations have been included in the accompanying statements of income from the date of acquisition.

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

        Net income for the quarter ended November 25, 2006 includes approximately $1.0 million or $0.08 per basic and diluted share of income tax expense from the limitation on deducting certain executive compensation in accordance with Section 162(m) of the Internal Revenue Code. In addition, as more fully explained in Note 6 of our Consolidated Financial Statements, as a result of adopting FIN 47 related to asset retirement obligations, in the fiscal quarter ended November 25, 2006, CRA recorded a $398,000, net of tax, or $0.03 per basic and diluted share charge as a cumulative effect of accounting change.