Form 10-Q
period 2007-02-16
CRA INTERNATIONAL, INC.
filed 2007-03-28
CIK 1053706

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 16, 2007
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 26, 2007
Common Stock, no par value per share	11,702,950 shares

CRA International, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

CRA International, Inc.

Condensed Consolidated Statements of Income (unaudited)

(In thousands, except per share data)

	Twelve Weeks Ended
	February 16, 2007	February 17, 2006
Revenues	$83,322	$72,521
Costs of services	51,690	44,081

Gross profit	31,632	28,440
Selling, general and administrative expenses	20,017	18,990

Income from operations	11,615	9,450
Interest income	1,578	1,090
Interest expense	(738)	(803)
Other income (expense)	(229)	(19)

Income before provision for income taxes, minority interest, and equity method investment gain (loss)	12,226	9,718
Provision for income taxes	(5,054)	(4,111)

Income before minority interest and equity method investment gain (loss)	7,172	5,607
Minority interest	—	37
Equity method investment gain (loss), net of tax	(107)	—

Net income	$7,065	$5,644

Net income per share:
Basic	$0.61	$0.50

Diluted	$0.56	$0.47

Weighted average number of shares outstanding:
Basic	11,509	11,263

Diluted	12,593	12,116

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except share data)

	February 16, 2007	November 25, 2006
Assets
Current assets:
Cash and cash equivalents	$117,193	$131,570
Accounts receivable, net of allowances of $6,912 in 2007 and $6,324 in 2006	72,064	71,161
Unbilled services	39,396	39,319
Prepaid expenses and other assets	4,541	3,701
Deferred income taxes	11,978	13,998

Total current assets	245,172	259,749
Property and equipment, net	24,128	25,055
Goodwill	142,122	141,253
Intangible assets, net of accumulated amortization of $5,364 in 2007 and $4,976 in 2006	7,972	8,286
Deferred income taxes, net of current portion	1,158	2,425
Other assets	14,006	9,128

Total assets	$434,558	$445,896

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$10,257	$11,939
Accrued expenses	53,584	80,788
Deferred revenue and other liabilities	1,519	892
Current portion of deferred compensation	3,042	2,865
Deferred income taxes	81	—
Current portion of notes payable to former shareholders	242	242
Current portion of convertible debentures payable	3,000	3,000

Total current liabilities	71,725	99,726
Convertible debentures payable, net of current portion	87,000	87,000
Deferred rent and other non-current liabilities	5,617	6,416
Deferred compensation and other non-current liabilities	4,498	694
Deferred income taxes, net of current portion	3,251	3,284
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 11,585,151 and 11,462,082 shares issued and outstanding in 2007 and 2006, respectively	134,037	128,582
Receivables from employees	(2,705)	(2,705)
Retained earnings	124,100	117,035
Foreign currency translation	7,035	5,864

Total shareholders' equity	262,467	248,776

Total liabilities and shareholders' equity	$434,558	$445,896

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Twelve Weeks Ended
	February 16, 2007	February 17, 2006
Operating activities:
Net income	$7,065	$5,644
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,297	2,046
Loss on disposal of property and equipment	—	7
Deferred rent	(565)	(363)
Share-based compensation expense	1,054	1,016
Excess tax benefit from share-based compensation	(913)	—
Deferred income taxes	3,375	(1,878)
Equity in losses of NeuCo	107	—
Minority interest	—	(37)
Changes in operating assets and liabilities, exclusive of acquisitions:
Accounts receivable	(563)	809
Unbilled services	117	(4,099)
Prepaid expenses and other assets	(5,865)	314
Accounts payable, accrued expenses, and other liabilities	(22,071)	6,130

Net cash provided by (used in) operating activities	(15,962)	9,589
Investing activities:
Purchase of property and equipment	(1,187)	(1,634)
Acquisitions of business, net of cash acquired	(1,382)	—

Net cash used in investing activities	(2,569)	(1,634)
Financing activities:
Excess tax benefits from share-based compensation	913	310
Issuance of common stock upon exercise of stock options	3,158	1,377

Net cash provided by financing activities	4,071	1,687
Effect of foreign exchange rates on cash and cash equivalents	83	(38)

Net increase (decrease) in cash and cash equivalents	(14,377)	9,604
Cash and cash equivalents at beginning of period	131,570	115,203

Cash and cash equivalents at end of period	$117,193	$124,807

Supplemental cash flow information:
Cash paid for income taxes	$1,554	$5,790

Cash paid for interest	$1,329	$1,345

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statement of Shareholders' Equity (unaudited)

(In thousands)

	Common Stock
	Shares Issued	Amount	Receivables from Employees	Retained Earnings	Foreign Currency Translation	Total Shareholders' Equity
BALANCE AT NOVEMBER 25, 2006	11,462,082	$128,582	$(2,705)	$117,035	$5,864	$248,776
Net income	—	—	—	7,065	—	7,065
Foreign currency translation adjustment	—	—	—	—	1,171	1,171

Comprehensive income	—	—	—	—	—	8,236
Exercise of stock options	123,069	3,158	—	—	—	3,158
Share-based compensation expense for employees	—	685	—	—	—	685
Compensation expense on restricted shares	—	344	—	—	—	344
Tax benefit on stock option exercises	—	1,243	—	—	—	1,243
Share-based compensation expense for non-employees	—	25	—	—	—	25

BALANCE AT FEBRUARY 16, 2007	11,585,151	$134,037	$(2,705)	$124,100	$7,035	$262,467

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.    Description of Business

        CRA International, Inc. (the "Company," or "CRA") is a worldwide leading economic, financial, and management consulting services firm that applies advanced analytic techniques and in-depth industry knowledge to complex engagements for a broad range of clients. CRA offers two types of services: legal, regulatory, and financial consulting and business consulting. CRA operates in only one business segment, which is consulting services.

2.    Unaudited Interim Consolidated Financial Statements and Estimates

        The condensed consolidated statements of income for the twelve weeks ended February 16, 2007, and February 17, 2006, the condensed consolidated balance sheet as of February 16, 2007, the condensed consolidated statements of cash flows for the twelve weeks ended February 16, 2007, and February 17, 2006, and the condensed consolidated statement of shareholders' equity for the twelve weeks ended February 16, 2007, are unaudited. The November 25, 2006 consolidated balance sheet is derived from CRA's audited consolidated financial statements included in its Annual Report on Form 10-K as of that date. In the opinion of management, these statements include all adjustments necessary for a fair presentation of CRA's consolidated financial position, results of operations, and cash flows. The consolidated statements of income include the operations of CRA's acquired companies since their respective dates of acquisition.

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make significant estimates and judgments that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates in these consolidated financial statements include, but are not limited to, accounts receivable allowances, revenue recognition on fixed price contracts, depreciation of property and equipment, share-based compensation, valuation of acquired intangible assets, impairment of long lived assets, including goodwill, accrued and deferred income taxes, valuation allowances on deferred tax assets, and accrued bonuses and other accrued expenses. These items are monitored and analyzed by the Company for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. CRA bases its estimates on historical experience and various other assumptions that CRA believes to be reasonable under the circumstances. Actual results may differ from those estimates if CRA's assumptions based on past experience or other assumptions do not turn out to be substantially accurate.

3.    Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. In addition, the consolidated financial statements through the second quarter ended May 12, 2006 included NeuCo, Inc. ("NeuCo"), a company founded by CRA and an affiliate of Commonwealth Energy Systems in June 1997. NeuCo's financial results were consolidated with those of CRA through the second quarter ended May 12, 2006, as CRA held an approximately 50% interest in NeuCo, which combined with the fact that CRA officers' held three Board of Directors seats and other considerations, represented control. These directors received NeuCo stock options in connection with their NeuCo Board of Director responsibilities. The portion of the results of operations of NeuCo allocable to its other owners was shown as "minority interest" on CRA's consolidated statements of income. During the third quarter ended September 1, 2006, NeuCo completed the acquisition of Pegasus Technologies, Inc. ("Pegasus"). Through the acquisition of Pegasus, the Company's interest in NeuCo was reduced to 36.4%. As such, the Company began accounting for its investment in NeuCo under the equity method of accounting from the date of this change. For further details regarding this transaction, see Note 5 of the notes to condensed consolidated financial statements. All significant intercompany accounts have been eliminated.

4.    Reclassifications

        In recent years, the information technology group gradually became less involved in client engagements and more focused on internal systems. Accordingly, certain expenses related to CRA's information technology group in the prior period's consolidated statement of income presented have been reclassified to conform to the current year's presentation. For the first quarter ended February 17, 2006, $0.9 million has been reclassified from "costs of services" to "selling, general, and administrative expenses". For the first quarter ended February 16, 2007, the information technology group expenses totaled $1.1 million.

5.    Equity Investment

        During the third quarter ended September 1, 2006, NeuCo completed the acquisition of Ohio-based Pegasus, a majority-owned subsidiary of Rio Tinto America Services Company. As a result of the transaction, the Company's interest in NeuCo has been reduced to 36.4%. As such, starting in the third quarter ended September 1, 2006, the Company began accounting for its remaining investment in NeuCo under the equity method of accounting. Prior to NeuCo's acquisition of Pegasus and the resulting reduction of CRA's interest in NeuCo, NeuCo's financial results had been consolidated with that of CRA. This is also referred to herein as the "deconsolidation" of NeuCo.

        The equity method of accounting is used for investments in which CRA has the ability to exercise significant influence but does not have effective control. Significant influence is generally deemed to exist when CRA has an ownership interest in the voting stock of the investee of between 20% and 50%. Under this method, the investment, originally recorded at cost and adjusted to reflect CRA's share of changes in NeuCo's capital, is further adjusted to recognize the Company's share of net earnings or losses of NeuCo as they occur rather then as dividends or other distributions are received. CRA's share of net earnings or loss in NeuCo would also include any other-than-temporary declines in fair value recognized during the period, if any. Changes in CRA's proportionate share of the underlying equity of NeuCo, which result from the issuance of additional equity securities by NeuCo, are recognized as increases or decreases in shareholders' equity, net of related tax effects, if any.

        The Company records its equity in the income or losses of NeuCo and reports such amounts in "equity method investment gain (loss), net of tax" in the accompanying condensed consolidated statements of income. During the first quarter of fiscal 2007, NeuCo changed its interim reporting schedule to a calendar month end, but its fiscal year end will remain the last Saturday in November. The first three fiscal quarters of CRA's fiscal year could include up to a three-week reporting lag between CRA's quarter end and the most recent financial statements available from NeuCo. CRA does not believe the reporting lag will have a significant impact on CRA's consolidated statement of income or financial condition. For the quarter ending February 16, 2007, the Company's equity in the losses of NeuCo totaled $107,000, which is net of a tax benefit of $75,000. At February 16, 2007, the carrying value of the Company's equity investment in NeuCo was $1.6 million and is reported in other non-current assets.

6.    Fiscal Year

        CRA's fiscal year ends on the last Saturday in November, and accordingly, its fiscal year will periodically contain 53 weeks rather than 52 weeks. Both fiscal 2007 and 2006 are 52-week years. In a 52-week year, each of CRA's first, second, and fourth quarters includes twelve weeks, and its third quarter includes sixteen weeks. In a 53-week year, the fourth quarter includes thirteen weeks.

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

        CRA recognizes substantially all of its revenues under written service contracts with its clients where the fee is fixed or determinable, as the services are provided, and only in those situations where collection from the client is reasonably assured. In certain limited cases CRA provides services to its clients without sufficient contractual documentation to allow CRA to recognize revenue in accordance with U.S. GAAP. In these cases, where CRA invoices clients, these amounts are fully reserved until all criteria for recognizing revenue are met. Most of CRA's revenue is derived from time-and-materials service contracts. Revenues from time-and-materials service contracts are recognized as services are provided based upon hours worked and contractually agreed-upon hourly rates, as well as a computer services fee based upon hours worked. Revenues from fixed-price engagements are recognized on a proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. CRA derived 4.9% and 3.3% of revenues from fixed-price engagements in the twelve weeks ending February 16, 2007 and February 17, 2006, respectively. Project costs are based on the direct salary and associated fringe benefits of the consultants on the engagement plus all direct expenses incurred to complete the engagement that are not reimbursed by the client. The proportional performance method is used since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and terms set forth in the contract, and are indicative of the level of benefit provided to CRA's clients. The fixed-price contracts generally include a termination provision that converts the agreement to a time-and-materials contract in the event of termination of the contract. There are no costs that are deferred and amortized over the contract term. CRA's management maintains contact with project managers to discuss the status of the projects and, for fixed-price engagements, management is updated on the budgeted costs and resources required to complete the project. These budgets are then used to calculate revenue recognition and to estimate the anticipated income or loss on the project. In the past, CRA has occasionally been required to commit unanticipated additional resources to complete projects, which have resulted in lower than anticipated income or losses on those contracts. CRA may experience similar situations in the future. Provisions for estimated losses on contracts are made during the period in which such losses become probable and can be reasonably estimated. To date, such losses have not been significant.

        Revenues also include reimbursements, or expenses billed to clients, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. These reimbursable expenses are as follows (in thousands):

	Twelve Weeks Ended
	February 16, 2007	February 17, 2006
Reimbursable expenses billed to clients	$8,837	$7,629

        CRA maintains accounts receivable allowances for estimated losses resulting from clients' failure to make required payments. The Company bases its estimates on historical collection experience, current trends, and credit policy. In determining these estimates, CRA examines historical write-offs of its receivables and reviews client accounts to identify any specific customer collection issues. If the financial condition of CRA's customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required.

        Unbilled services represent revenue recognized by CRA for services performed but not yet billed to the client. Deferred revenue represents amounts billed or collected in advance of services rendered.

8.    Business Acquisitions

        On May 23, 2006, CRA acquired certain assets of BBG, an independent consulting firm focusing on transfer pricing services headquartered in Washington, DC, for approximately $22.9 million (after adding acquisition costs and transaction fees paid or accrued). The purchase price consisted of $17.9 million in cash and $5.0 million in CRA restricted stock. The purchase agreement for certain assets of BBG provides for additional purchase consideration for up to five years following the transaction in the form of an earnout, if specific performance targets are met. These earnouts are payable in cash and/or CRA common stock. Any additional payments related to this contingency will be accounted for as additional goodwill. The acquisition has been accounted for under the purchase method of accounting, and the results of operations have been included in the accompanying statements of income from the date of acquisition. The BBG acquisition added approximately 35 employee consultants. The following is a preliminary allocation of the purchase price to the estimated fair value of assets acquired and liabilities assumed for the BBG acquisition. The allocation of the purchase price for the BBG acquisition will be finalized as CRA receives other information relevant to the acquisition and completes its analysis of other transaction-related costs, such as exit costs related to lease obligations. The final purchase price allocations for this acquisition may be different from the preliminary estimates presented below. The impact of any adjustments to the final purchase price allocation for BBG is not expected to be material to CRA's results of operations for fiscal 2007.

Assets Acquired:
Prepaids and other assets	$15
Property and equipment	495
Intangible assets	2,314
Goodwill	20,357

Total assets acquired	$23,181

Liabilities Assumed:
Accrued expenses	$285

Total liabilities assumed	$285

Net assets acquired	$22,896

        CRA has not furnished pro forma financial information relating to the BBG acquisition because such information is not material.

        The purchase agreements for BBG and other acquisitions completed in fiscal 2005 and 2004 provide for additional purchase consideration for up to five years following the transactions, if specific performance targets are met. These earnouts are payable in cash and/or CRA common stock. During fiscal 2006, CRA recorded an additional $1.5 million of purchase price related to these acquisitions, which included promissory notes and common stock. All of the promissory notes, except for $0.1 million, were paid in the first quarter of fiscal 2007. These payments, and any additional payments related to these contingencies, have been and will be accounted for as additional goodwill.

9.    Goodwill

        Goodwill represents the purchase price of acquired businesses in excess of the fair market value of net assets acquired. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), goodwill and intangible assets with indefinite lives are not subject to amortization, but are monitored annually for impairment, or more frequently if there are other indications of impairment. Any impairment would be measured based upon the fair value of the related asset based on the provisions of SFAS No. 142. Because the Company has one reporting segment, under SFAS No. 142, the Company utilizes the entity-wide approach for assessing goodwill for impairment and compares its market value to its net book value to determine if an impairment exists. There were no impairment losses related to goodwill in any of the fiscal periods presented. If CRA determines through the impairment review process that goodwill has been impaired, CRA would record the impairment charge in its consolidated statement of income.

        The changes in the carrying amount of goodwill during the twelve weeks ended February 16, 2007, are as follows (in thousands):

Balance at November 25, 2006	$141,253
Goodwill adjustments related primarily to the BBG acquisition	46
Effect of foreign currency translation	823

Balance at February 16, 2007	$142,122

        The net amount of goodwill as of February 16, 2007 is attributed to acquisitions which occurred prior to fiscal 2007. The goodwill amount for the BBG acquisition reflects CRA's preliminary purchase price allocation and is subject to change. This preliminary purchase price allocation is based upon CRA's estimate of respective fair values, and will be finalized as CRA receives other information relevant to this acquisition and completes its analysis of other transaction-related costs, such as exit costs related to lease obligations.

10.    Private Placement of Convertible Debt

        In 2004, CRA completed a private placement of $90.0 million of 2.875% convertible senior subordinated debentures due 2034. The debentures are CRA's direct, unsecured senior subordinated obligations and rank junior in right of payment to CRA's existing bank line of credit and any future secured indebtedness that CRA may designate as senior indebtedness. Pursuant to the terms of the indenture governing the debentures, since the closing stock price equaled or exceeded the $50 per share contingent conversion trigger price for 20 out of 30 consecutive trading days ending on February 16, 2007, the market price conversion trigger was satisfied and holders of the debentures are able to exercise their right to convert the bonds during the second quarter of fiscal 2007. This test is repeated each fiscal quarter. To date, no conversions have occurred.

        In June 2005, the Company amended its loan agreement with its bank to increase the existing line of credit from $40.0 million to $90.0 million to mitigate the potential liquidity risk, and to provide funding if required, in the event of conversion by the debenture holders. CRA believes that in the event the contingent conversion trigger price is met, it is unlikely that a significant percentage of bondholders will exercise their right to convert because the debentures have traded at a premium over their conversion value. However, since holders of the debentures are able to exercise their right to convert the bonds as of February 16, 2007 and because CRA intends to use amounts available under its bank line of credit in the event debenture holders exercise their right to convert, in accordance with SFAS No. 6, "Classification of Short-Term Obligations Expected to be Refinanced", the Company has classified $87.0 million of the $90.0 million convertible debt, which represents the estimated amount available under CRA's line of credit, as long-term debt as of February 16, 2007 in the accompanying condensed consolidated balance sheet, while the remaining $3.0 million is classified as short-term. CRA's revolving line of credit to borrow up to $90.0 million expires on April 30, 2009 and it is CRA's intention to renew or replace the line of credit, as desirable and available, which would allow CRA to continue to classify the convertible debentures as long-term debt, rather than short-term in future periods. In addition, the line of credit gives CRA additional flexibility to meet its unforeseen financial requirements.

        The contingent interest feature included in the debenture represents an embedded derivative under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") that must be recorded at fair value as of February 16, 2007. The Company has determined that the fair value of the contingent interest feature is de minimis as of February 16, 2007, based upon economic, market and other conditions in effect as of that date. There are no other embedded derivatives associated with the Company's convertible debentures that are accounted for separately in accordance with SFAS 133.

        The Company has agreed with the debenture holders to reserve the maximum number of shares of common stock that may be issued upon conversion of the debentures.

11.    Net Income per Share

        Basic net income per share represents net income divided by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share represents net income divided by the weighted average shares of common stock and common stock equivalents outstanding during the period. Weighted average shares used in diluted earnings per share include common stock equivalents arising from stock options, unvested restricted stock, and shares underlying CRA's debentures under the treasury stock method. Common stock equivalents arising from share awards include the effect of options and unvested restricted stock using the treasury stock method. Under the treasury stock method, the amount the Company will receive for the share awards, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares at the average share price for each fiscal period. A reconciliation of basic to diluted weighted average shares of common stock outstanding is as follows (in thousands):

	Twelve Weeks Ended
	February 16, 2007	February 17, 2006
Basic weighted average shares outstanding	11,509	11,263
Common stock equivalents:
Stock options and restricted stock	558	526
Shares underlying the debentures	526	327

Diluted weighted average shares outstanding	12,593	12,116

        During the quarter ending February 16, 2007, CRA issued 116,573 shares of restricted stock that were not vested as of February 16, 2007.

        Under Emerging Issues Task Force of the Financial Accounting Standards Board (the "EITF") No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share", which is effective for periods ending after December 15, 2004, and EITF 90-19, "Convertible Bonds with Issuer Option to Settle for Cash upon Conversion", because of CRA's obligation to settle the par value of the convertible debentures in cash, the Company is not required to include any shares underlying the convertible debentures in its diluted weighted average shares outstanding until the average stock price per share for the quarter exceeds the $40 conversion price and only to the extent of the additional shares CRA may be required to issue in the event CRA's conversion obligation exceeds the principal amount of the debentures converted. At such time, only the number of shares that would be issuable (under the "treasury" method of accounting for share dilution) are included, which is based upon the amount by which the average stock price exceeds the conversion price. The average stock price for the twelve weeks ended February 16, 2007, was approximately $52 per share; therefore, 526,000 shares underlying the debentures were included in the diluted weighted average shares outstanding for the twelve weeks ended February 16, 2007. The average stock price for the twelve weeks ended February 17, 2006, was approximately $47 per share; therefore, 327,000 shares underlying the debentures were included in the diluted weighted average shares outstanding for the twelve weeks ended February 17, 2006.

        Basic weighted average shares outstanding for the twelve weeks ended February 16, 2007 include the common stock issued in connection with the BBG acquisition in May 2006, as well as the reduction due to the repurchase of 242,949 shares by CRA during the third and fourth quarters of fiscal 2006.

        As part of the earnout provisions included in the BBG acquisition agreement, as well as in some of the agreements for acquisitions CRA completed in fiscal 2005 and 2004, CRA may settle a portion of its obligations through the issuance of its common stock. Issuance of these shares is contingent upon certain provisions of the acquisition agreements. All shares for which the necessary conditions underlying the earnout provisions have been met as of February 16, 2007 are included in basic and diluted weighted average shares outstanding as of the point in time that the shares were issued.

12.    Comprehensive Income

        Comprehensive income represents net income reported in the accompanying condensed consolidated statements of income adjusted for changes in CRA's foreign currency translation account. A reconciliation of comprehensive income is as follows (in thousands):

	Twelve Weeks Ended
	February 16, 2007	February 17, 2006
Net income	$7,065	$5,644
Change in foreign currency translation	1,171	326

Comprehensive income	$8,236	$5,970

13.    Accounting Pronouncements

        In June 2006, the Financial Accounting Standards Board's ("FASB") issued Interpretation 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which clarifies the accounting for uncertainty income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. CRA expects to adopt FIN 48 in fiscal 2008. CRA is in the process of evaluating the impact that FIN 48 will have on its consolidated financial statements.

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

14.    Commitments & Contingencies

        In connection with the BBG acquisition completed during fiscal 2006 and other acquisitions completed during fiscal 2005 and 2004, CRA agreed to pay additional consideration, in cash, and common stock for some of these acquisitions, contingent on the achievement of specific performance targets by the respective acquired businesses. CRA believes that it will have sufficient funds to satisfy any obligations related to the contingent consideration. CRA expects to fund these contingent cash payments, if any, from existing cash resources, cash generated from operations, or financing transactions.

15.    Accrued Expenses

        Accrued expenses consist of the following:

	February 16, 2007	November 25, 2006
	(In thousands)
Compensation and related expenses	$44,633	$69,467
Income taxes payable	2,571	3,589
Accrued interest	471	1,179
Other	5,909	6,553

Total	$53,584	$80,788

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        Except for historical facts, the statements in this quarterly report are forward-looking statements. Forward-looking statements are merely our current predictions of future events. These statements are inherently uncertain, and actual events could differ materially from our predictions. Important factors that could cause actual events to vary from our predictions include those discussed below under the heading "Factors Affecting Future Performance". We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described in this quarterly report and in the other documents that we file with the Securities and Exchange Commission, or SEC. You can read these documents at www.sec.gov.

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

Critical Accounting Policies

        The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates in these condensed consolidated financial statements include, but are not limited to, accounts receivable allowances, revenue recognition on fixed price contracts, share-based compensation, valuation of acquired intangible assets, impairment of long lived assets, including goodwill, accrued and deferred income taxes, valuation allowances on deferred tax assets, and accrued bonuses. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if our assumptions based on past experience or our other assumptions do not turn out to be substantially accurate.

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

        We recognize substantially all of our revenues under written service contracts with our clients where the fee is fixed or determinable, as the services are provided, and only in those situations where collection from the client is reasonably assured. In certain limited cases we provide services to our clients without sufficient contractual documentation to allow us to recognize revenue in accordance with U.S. GAAP. In these cases, where we invoice clients, these amounts, are fully reserved until all criteria for recognizing revenue are met. Most of our revenue is derived from time-and-materials service contracts. Revenues from time-and-materials service contracts are recognized as the services are provided based upon hours worked and contractually agreed-upon hourly rates, as well as a computer services fee based upon hours worked. Revenues from fixed-price engagements are recognized on a proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. Project costs are based on the direct salary and associated fringe benefits of the consultants on the engagement plus all direct expenses incurred to complete the engagement that are not reimbursed by the client. The proportional performance method is used since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and terms set forth in the contract, and are indicative of the level of benefit provided to our clients. Our fixed-price contracts generally include a termination provision that reduces the agreement to a time-and-materials contract in the event of termination of the contract. There are no costs that are deferred and amortized over the contract term. Our management maintains contact with project managers to discuss the status of the projects and, for fixed-price engagements, management is updated on the budgeted costs and resources required to complete the project. These budgets are then used to calculate revenue recognition and to estimate the anticipated income or loss on the project. In the past, we have occasionally been required to commit unanticipated additional resources to complete projects, which have resulted in lower than anticipated income or losses on those contracts. We may experience similar situations in the future. Provisions for estimated losses on contracts are made during the period in which such losses become probable and can be reasonably estimated. To date, such losses have not been significant.

        Revenues also include reimbursements, or expenses billed to clients, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. These reimbursable expenses are as follows (in thousands):

	Twelve Weeks Ended
	February 16, 2007	February 17, 2006
Reimbursable expenses billed to clients	$8,837	$7,629

        Our normal payment terms are 30 days from the invoice date. For the twelve weeks ended February 16, 2007, and February 17, 2006, our average days sales outstanding, or DSOs, were 111 days and 109 days, respectively. We calculate DSOs by dividing the sum of our accounts receivable and unbilled services balance, net of deferred revenue, at the end of the quarter by average daily revenues. Average daily revenues are calculated by dividing quarter revenues by the number of days in a quarter. Our project managers and finance personnel monitor payments from our clients and assess any collection issues. We maintain accounts receivable allowances for estimated losses resulting from clients' failure to make required payments. We base our estimates on our historical collection experience, current trends, and credit policy. In determining these estimates, we examine historical write-offs of our receivables and review client accounts to identify any specific customer collection issues. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Our failure to estimate accurately the accounts receivable allowances and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition, and results of operations. As of February 16, 2007, and November 25, 2006, $6.9 million and $6.3 million was provided for accounts receivable allowances, respectively.

        Share-Based Compensation Expense.    We adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payments" ("SFAS No. 123R") in fiscal 2006 using the modified prospective application method and began accounting for our equity-based compensation using a fair value based recognition method. Under the fair value recognition requirements of SFAS No. 123R, share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award.

        We recognize share-based compensation expense using the straight-line attribution method under SFAS No. 123R. We use the Black-Scholes option-pricing model to estimate the fair value of share-based awards. Option valuation models require the input of assumptions, including the expected life of share-based awards, the expected stock price volatility, the risk-free interest rate, and the expected dividend yield. The expected volatility and expected life are based on our historical experience. The risk-free interest rate is based on U.S. Treasury interest rates whose term is consistent with the expected life of the stock options. Expected dividend yield was not considered in the option pricing formula since we do not pay dividends and have no current plans to do so in the future. We will update these assumptions if changes are warranted. The forfeiture rate used was based upon historical experience. As required by SFAS No. 123R, we will adjust the estimated forfeiture rate based upon our actual experience.

        Goodwill and Other Intangible Assets.    We account for acquisitions of consolidated companies under the purchase method of accounting pursuant to SFAS No. 141, "Business Combinations" ("SFAS No. 141"). Goodwill represents the purchase price of acquired businesses in excess of the fair market value of net assets acquired. Intangible assets consist principally of non-competition agreements, which are amortized on a straight-line basis over the related estimated lives of the agreements (eight to ten years), as well as customer relationships, backlog, trade names, and property leases, which are amortized on a straight-line basis over their remaining useful lives (one to ten years).

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), goodwill and intangible assets with indefinite lives are not subject to amortization, but are monitored annually for impairment, or more frequently if there are indicators of impairment. Any impairment would be measured based upon the fair value of the related asset based on the provisions of SFAS No. 142. Because we have one reporting segment, under SFAS No. 142, we utilize the entity-wide approach for assessing goodwill for impairment and compare its market value to its net book value to determine if an impairment exists. There were no impairment losses related to goodwill in fiscal 2006, nor were there any indications of impairment in the twelve weeks ended February 16, 2007. If we determine through the impairment review process that goodwill has been impaired, we would record the impairment charge in our consolidated statement of income. The goodwill amount for acquisitions is initially recorded based upon a preliminary estimated purchase price allocation and is subject to change. Any preliminary purchase price allocation is based upon our estimate of fair value, and is finalized as we receive other information relevant to the acquisition, such as exit costs related to lease obligations.

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

        Our financial statements contain certain deferred tax assets and liabilities that result from temporary differences between book and tax accounting, as well as net operating loss carryforwards. SFAS No. 109, "Accounting for Income Taxes," requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The decision to record a valuation allowance requires varying degrees of judgment based upon the nature of the item giving rise to the deferred tax asset. As a result of operating losses incurred in certain of our foreign subsidiaries, and uncertainty as to the extent and timing of profitability in future periods, we recorded valuation allowances in certain of these foreign subsidiaries based on the facts and circumstances affecting each subsidiary. Had we not recorded these allowances, we would have reported a lower effective tax rate than was recognized in our statements of income in fiscal 2006. We did not record any valuation allowances during the first twelve weeks of fiscal 2007. If the realization of deferred tax assets is considered more likely than not, an adjustment to the net deferred tax assets would increase net income in the period such determination was made. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is possible that changes in these estimates in the near term could materially affect our financial condition and results of operations.

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

Results of Operations—

        The following table provides operating information as a percentage of revenues for the periods indicated:

	Twelve Weeks Ended
	February 16, 2007	February 17, 2006
Revenues	100.0%	100.0%
Costs of services	62.0	60.8

Gross margin	38.0	39.2
Selling, general and administrative expenses	24.0	26.2

Income from operations	14.0	13.0
Interest income	1.9	1.5
Interest expense	(0.9)	(1.1)
Other income (expense)	(0.3)	—

Income before provision for income taxes, minority interest, and equity method investment gain (loss)	14.7	13.4
Provision for income taxes	(6.1)	(5.7)

Income before minority interest and equity method investment gain (loss)	8.6	7.7
Minority interest	—	0.1
Equity method investment gain (loss), net of tax	(0.1)	—

Net income	8.5%	7.8%

Results of Operations—Twelve Weeks Ended February 16, 2007, Compared to Twelve Weeks Ended February 17, 2006

        Revenues.    Revenues increased $10.8 million, or 14.9%, to $83.3 million for the first quarter of fiscal 2007 from $72.5 million for the first quarter of fiscal 2006. This growth is due primarily to an increased demand for our services, as well as the BBG acquisition, which occurred at the beginning of the third quarter of fiscal 2006. These increases were partially offset by the deconsolidation of NeuCo, which occurred at the beginning of the third quarter of fiscal 2006. Our litigation revenues grew more than 10% from the first quarter of fiscal 2006, which was driven by a greater demand for our services primarily in our transfer pricing practice due to the BBG acquisition. Our competition practice revenues remained relatively consistent for the first quarters of fiscal 2007 and fiscal 2006. Our finance practice increased nearly 15% from the first quarter of fiscal 2006 due to a greater demand for our services. Our business consulting revenues grew more than 30% from the first quarter of fiscal 2006, which was largely driven by a greater demand for our services primarily in our chemicals and petroleum and energy and environment practice areas. Our chemicals and petroleum practice grew by more than 100%, due to an increase in demand for our services, particularly in the Middle East. Our energy and environment practice grew by nearly 10%, due to continued strength in projects related to environmental, energy, and climate issues. Overall, revenues outside of the U.S. represented approximately 27% of total revenues for the first quarter of fiscal 2007, compared with approximately 19% of total revenues for the first quarter of fiscal 2006. The growth in revenue in our foreign offices is primarily due to the increase in demand in our chemicals and petroleum practice, largely in the Middle East.

        The total number of employee consultants increased to 724 at the end of the first quarter of fiscal 2007 from 667 at the end of the first quarter of fiscal 2006, which is primarily due to the BBG acquisition during the third quarter of fiscal 2006, as well as continued hiring and recruiting efforts. Increased billing rates for our employee consultants, which were phased in at the beginning of the first quarter of fiscal 2007, also contributed to our revenue growth. Utilization was 77% for the first quarter of fiscal 2007 compared with 78% for the first quarter of fiscal 2006. Revenues derived from fixed-price engagements increased to 4.9% of total revenues for the first quarter of fiscal 2007 from 3.3% for the first quarter of fiscal 2006.

        Costs of Services.    Costs of services increased $7.6 million, or 17.3%, to $51.7 million for the first quarter of fiscal 2007 from $44.1 million for the first quarter of fiscal 2006. The increase was due mainly to an increase in compensation expense for our employee consultants of $6.8 million, excluding NeuCo. Approximately half of this increase was due to an increase in the average number of employee consultants and approximately half was due to an increase in the compensation and related fringe costs we pay our employee consultants. Our average number of employee consultants increased because of the BBG acquisition, as well as continued recruiting and hiring efforts. In addition, reimbursable expenses, excluding NeuCo, increased $1.4 million, or 18.1%, to $8.8 million in the first quarter of fiscal 2007 from $7.5 million in the first quarter of fiscal 2006. These increases were partially offset by the deconsolidation of NeuCo, which occurred at the beginning of the third quarter of fiscal 2006. As a percentage of revenues, costs of services increased to 62.0% for the first quarter of fiscal 2007 from 60.8% for the first quarter of fiscal 2006. Of the 1.2% increase as a percentage of revenues, approximately 1.9% was due primarily to higher compensation expense and related fringe costs for our employee consultants resulting from increased competition in the marketplace. Approximately 0.9% of the increase in cost of services as a percentage of revenue is offset by the deconsolidation of NeuCo.

        In addition, prior to the first quarter of fiscal 2007, we classified our internal information technology group's labor costs as an element of "cost of services". In recent years, the information technology group gradually became less involved in client projects and more focused on internal systems. Accordingly, we reclassified these costs to "selling, general and administrative expenses" for all periods presented. The effect of this reclassification was to increase the first quarter of fiscal 2006 gross margin by $0.9 million. For the first quarter of fiscal 2007, the information technology group expenses totaled $1.1 million. This reclassification has no effect on income from operations or net income.

        Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses increased by $1.0 million, or 5.4%, to $20.0 million for the first quarter of fiscal 2007 from $19.0 million for the first quarter of fiscal 2006. The increase is primarily due to increases in commissions to non-employee experts of $0.8 million, overall compensation to our administrative staff of $0.7 million, and rent, depreciation, and amortization expense of $0.5 million. These increases were partially offset by the deconsolidation of NeuCo. As a percentage of revenues, selling, general, and administrative expenses decreased to 24.0% for the first quarter of fiscal 2007 from 26.2% for the first quarter of fiscal 2006. The 2.2% decrease as a percentage of revenues, was primarily due to the deconsolidation of NeuCo and a decrease in legal, accounting, and professional fees.

        As detailed previously, we reclassified our internal information technology group's labor costs to "selling, general and administrative expenses" for all periods presented. The effect of this reclassification was to increase the first quarter of fiscal 2006 selling, general and administrative expenses by $0.9 million. For the first quarter of fiscal 2007, the information technology group expenses totaled $1.1 million. This reclassification has no effect on income from operations or net income.

        Interest Income.    Interest income increased by $0.5 million to $1.6 million for the first quarter of fiscal 2007 from $1.1 million for the first quarter of fiscal 2006. This increase was due to higher average interest rates, and to a lesser extent, higher average cash balances. Our weighted average imputed interest rate for the first quarter of fiscal 2007 on our average cash and cash equivalent balances was approximately 5.5% annualized compared with approximately 3.9% annualized for the first quarter of fiscal 2006.

        Interest Expense.    Interest expense decreased by $0.1 million to $0.7 million for the first quarter of fiscal 2007 from $0.8 million for the first quarter of fiscal 2006. Interest expense primarily represents interest incurred on the 2.875%, $90.0 million convertible debt, and the amortization of debt issuance costs.

        Other Income (Expense).    Other expense was $229,000 for the first quarter of fiscal 2007 versus $19,000 for the first quarter of fiscal 2006. Other income (expense) consists primarily of foreign currency exchange transaction gains and losses. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies.

        Provision for Income Taxes.    The provision for income taxes was $5.1 million for the first quarter of fiscal 2007, an increase of $0.9 million from the first quarter of fiscal 2006. Our effective income tax rate decreased to 41.3% for the first quarter of fiscal 2007 from 42.3% for the first quarter of fiscal 2006. The lower effective tax rate during the first quarter of fiscal 2007 was due primarily to a lower amount of nondeductible executive officer compensation disallowed under Section 162(m) of the Internal Revenue Code and a lower amount of nondeductible share-based compensation expense than in the prior year.

        Minority Interest.    Previously, allocations of the minority share of NeuCo's net income resulted in deductions to our net income, while allocations of the minority share of NeuCo's net loss resulted in additions to our net income. Beginning in the third quarter of fiscal 2006, as more fully described in Note 5 to the condensed consolidated financials statements, we no longer consolidate NeuCo in our financials statements. Therefore, we no longer record minority interest. Minority interest in the results of operations of NeuCo allocable to its other owners was a net loss of $37,000 for the first quarter of fiscal 2006.

        Equity Method Investment Gain (Loss), Net of Tax.    Through NeuCo's acquisition of Pegasus, as more fully described in Note 5 to the condensed consolidated financials statements, our interest in NeuCo has been reduced from 49.6% as of February 17, 2006, to 36.4% as of February 16, 2007. As a result, we began accounting for our investment in NeuCo under the equity method of accounting. Prior to this event, we consolidated NeuCo's financial results. We record our share in the income or losses of NeuCo as equity method investment gain (loss) in the statements of income. For the first quarter of fiscal 2007, our equity in the losses of NeuCo was $107,000, net of tax.

        Net Income.    Net income increased by $1.4 million, or 25.2%, to $7.1 million for the first quarter of fiscal 2007 from $5.6 million for the first quarter of fiscal 2006. Diluted net income per share increased 19.1% to $0.56 per share for the first quarter of fiscal 2007 from $0.47 per share for the first quarter of fiscal 2006. Net income increased at a greater rate than diluted net income per share because diluted weighted average shares outstanding increased 477,000 shares to approximately 12,593,000 shares for the first quarter of fiscal 2007 from approximately 12,116,000 shares for the first quarter of fiscal 2006. The increase in diluted weighted average shares outstanding for fiscal 2007 is primarily a result of shares issued in connection with the BBG acquisition, and stock option exercises occurring after February 17, 2006, as well as increases in common stock equivalents due primarily to employee stock options and shares underlying our convertible debt. These increases were offset somewhat by decreases in common stock due to repurchases from our share repurchase program.

Liquidity and Capital Resources

        General.    In the twelve weeks ended February 16, 2007, we had a net decrease in cash and cash equivalents of $14.4 million. We completed the quarter with cash and cash equivalents of $117.2 million, and working capital (defined as current assets less current liabilities) of $173.4 million.

        On May 23, 2006, we acquired certain assets of BBG for $22.9 million (after adding acquisition costs and transaction fees paid or accrued). The $22.9 million purchase price consisted of $17.9 million in cash and $5.0 million in shares of our common stock, which carry restrictions with respect to when they can be sold. We funded the cash portion of the purchase price of the BBG acquisition from existing cash resources.

        We believe that current cash balances, cash generated from operations, and amounts available under our bank line of credit will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

        Sources and Uses of Cash in the twelve weeks ended February 16, 2007.    During the first twelve weeks of fiscal 2007, net cash used to fund operations was $16.0 million, primarily to pay approximately $35.7 million of fiscal 2006 accrued bonuses, compared to $30.8 million of fiscal 2005 accrued bonuses paid during the second fiscal quarter ending May 12, 2006. The payment of fiscal 2006 bonuses during the twelve weeks ending February 16, 2007 resulted in a decrease in accounts payable, accrued expenses, and other liabilities compared to November 25, 2006. The uses of cash also included an increase in prepaid expenses and other assets of $5.9 million. The sources of cash in operations include net income of $7.1 million, which included a decrease in deferred income taxes of $3.4 million, depreciation and amortization expense of $2.3 million, and share-based compensation expense of $1.1 million.

        We used $2.6 million of net cash from investing activities for the first twelve weeks of fiscal 2007, which included $1.4 million for the payment of additional consideration relating to acquisitions and $1.2 million for capital expenditures.

        We generated $4.1 million of cash from financing activities for the first twelve weeks of fiscal 2007 through proceeds from the exercise of stock options of $3.2 million and $0.9 million from excess tax benefits on share-based compensation pursuant to SFAS No. 123R.

        Private Placement of Convertible Debt.    In 2004, we completed a private placement of $90.0 million of 2.875% convertible senior subordinated debentures due 2034. The debentures are our direct, unsecured senior subordinated obligations and rank junior in right of payment to our existing bank line of credit and any future secured indebtedness that we may designate as senior indebtedness. Interest of approximately $1.3 million, is payable semi-annually on June 15 and December 15.

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

        Pursuant to the terms of the indenture governing the debentures, since the closing stock price equaled or exceed the $50 per share contingent conversion trigger price for 20 out of 30 consecutive trading days ending on February 16, 2007, the market price conversion trigger was satisfied and holders of the debentures are able to exercise their right to convert the bonds as of the first trading day of the second quarter of fiscal 2007. This test is repeated each fiscal quarter. To date, no conversions have occurred. We believe that in the event the contingent conversion trigger price is met, it is unlikely that a significant percentage of bondholders will exercise their right to convert because the debentures have traded at a premium over their conversion value. However, since holders of the debentures are able to exercise their right to convert the bonds as of February 16, 2007 and because we intend to use amounts available under our bank line of credit in the event debenture holders exercise their rights to convert, in accordance with SFAS No. 6. "Classification of Short-Term Obligations Expected to be Refinanced", we have classified $87.0 million of the $90.0 million convertible debt, which represents the estimated amount available under our line of credit, as long-term debt as of February 16, 2007, in the accompanying condensed consolidated balance sheet, while the remaining $3.0 million is classified as short-term. Our revolving line of credit to borrow up to $90.0 million expires on April 30, 2009 and it is our intention to renew or replace the line of credit, as desirable and available, which would allow us to continue to classify our convertible debentures as long-term debt, rather than short-term in future years. In addition, the line of credit gives us additional flexibility to meet our unforeseen financial requirements.

        As early as June 15, 2011 or upon certain specified fundamental changes, we may be required to repurchase all or any portion of the debentures, at the option of each holder, which, in the event of a fundamental change involving a change of control of our firm, may include the payment of a make-whole premium.

        Borrowings under the Revolving Line of Credit.    We are party to a senior loan agreement with our bank for a $90.0 million revolving line of credit with a maturity date of April 30, 2009. Subject to the terms of the agreement, we may use borrowings under this line of credit for acquisition financing, working capital, general corporate purposes, letters of credit, and foreign exchanges contracts. The available line of credit is reduced, as necessary, to account for certain letters of credit outstanding. The $90.0 million credit facility allows us to mitigate the potential liquidity risk, and to provide funding if required, in the event of conversion by the debenture holders. Funds available under the expanded facility will allow us to continue to classify up to $90.0 million of our convertible debentures as long-term debt, rather than short-term, and will give us additional flexibility to meet our unforeseen financial requirements. There were no amounts outstanding under this line of credit as of February 16, 2007, and the line of credit then available was $88.5 million, reduced for letters of credit outstanding.

        Borrowings under our credit facility bear interest, at our option, either at LIBOR plus an applicable margin or at the prime rate. Applicable margins range from 0.75% to 1.50%, depending on the ratio of our consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the preceding four fiscal quarters, subject to various adjustments stated in the senior loan agreement. These margins are adjusted both quarterly and each time we borrow under the credit facility. Interest is payable monthly. A commitment fee of 0.165% is payable on the unused portion of the credit facility. Borrowings under the credit facility are secured by 100% of the stock of certain of our U.S. subsidiaries and by 65% of the stock of certain of our foreign subsidiaries, amounting to net assets of approximately $108.0 million as of February 16, 2007.

        Debt Restrictions.    Under our senior credit agreement, we must comply with various financial and non-financial covenants. The financial covenants require us to maintain a minimum consolidated working capital of $25.0 million and require us to comply with a consolidated total debt to EBITDA ratio of not more than 3.5 to 1.0 and a consolidated senior debt to EBITDA ratio of not more than 2.0 to 1.0. Compliance with these financial covenants is tested on a fiscal quarterly basis. In March 2005, we amended the definition of "current liabilities" included in the working capital covenant of the senior credit agreement to exclude any convertible subordinated debt for which we have not been notified of the intention to convert. The non-financial covenants of the senior credit agreement prohibit us from paying dividends and place certain restrictions on our ability to incur additional indebtedness, repurchase our securities, engage in acquisitions or dispositions, and enter into business combinations. Any indebtedness outstanding under the senior credit facility may become immediately due and payable upon the occurrence of stated events of default, including our failure to pay principal, interest or fees or a violation of any financial covenant. During the third quarter of fiscal 2006, we obtained permission under our senior credit agreement to repurchase shares of our common stock.

        As of February 16, 2007, we were in compliance with our covenants under the senior credit agreement.

        Other Matters.    As part of our business, we regularly evaluate opportunities to acquire other consulting firms, practices or groups or other businesses. In recent years, we have typically paid for acquisitions with cash, or a combination of cash and our common stock, and we may continue to do so in the future. To pay for an acquisition, we may use cash on hand, cash generated from our operations, or borrowings under our revolving credit facility, or we may pursue other forms of financing. Our ability to secure short-term and long-term debt or equity financing in the future will depend on several factors, including our future profitability, the levels of our debt and equity, restrictions under our existing line of credit with our bank, and the overall credit and equity market environments.

        The purchase agreements for BBG and other acquisitions we completed in fiscal 2005 and 2004 provide for additional purchase consideration for up to five years following the transactions, if specific performance targets are met. These earnouts are payable in cash and/or our common stock. During the third quarter of fiscal 2006, we recorded an additional $1.5 million of purchase price, including $1.2 million in promissory notes and $0.3 million of our common stock, related to these acquisitions. All of the promissory notes, except for $0.1 million, were paid in the first quarter of fiscal 2007.

        In July 2006, we announced that our Board of Directors authorized a multi-year share repurchase program of up to a total of 500,000 shares of our common stock. The primary purpose of the repurchase plan is to offset the dilutive impact of stock options and restricted stock grants that have been or may be granted to employees, independent directors, and non-employee consultants. To date, we have repurchased 242,949 shares under this plan for approximately $12.0 million. We expect to continue to repurchase shares under the share repurchase program.

        In connection with our acquisition of InteCap, Inc. completed in fiscal 2004, certain InteCap employees purchased an aggregate of 87,316 shares of common stock in exchange for full recourse, interest-bearing notes, maturing in June 2007, totaling approximately $2.9 million. These notes, net of principal payments received, are recorded as a reduction of shareholders' equity as of February 16, 2007.

        Also in connection with our acquisition of InteCap, we owe amounts to certain former InteCap employees in connection with the InteCap deferred compensation plan that was established prior to the acquisition. The principal amount of $2.9 million plus accrued interest, will be paid in the second quarter of fiscal 2007, and is included in current liabilities as of February 16, 2007.

        Contingencies.    In connection with our BBG acquisition and other acquisitions we completed in fiscal 2005 and 2004, we agreed to pay additional consideration, contingent on the achievement of specific performance targets by the respective acquired businesses. These payments are generally required to be made in cash, and in some cases are to be paid in shares of our common stock. We believe that we will have sufficient funds to satisfy any obligations related to the contingent consideration. We expect to fund these contingent cash payments, if any, from existing cash resources, cash generated from operations, or financing transactions.

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

        As of February 16, 2007, we were exposed to market risks, which include primarily changes in U.S. interest rates and foreign currency exchange rates.

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

Evaluation of Changes in Internal Control over Financial Reporting

        Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we have determined that, during the first quarter of fiscal 2007, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to affect, materially our internal control over financial reporting.

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

PART II.    OTHER INFORMATION

ITEM 1.    Legal Proceedings

        On March 13, 2007, an Administrative Law Judge in the matter entitled Enron Power Marketing, Inc. and Enron Energy Services, Inc. [Docket No. EL03-180-000], et al. submitted before the Federal Energy Regulatory Commission ("FERC") a Certification of Question Regarding Suspension of Witness and Attorneys Pursuant to Rule 2102. The Administrative Law Judge's order seeks a hearing before FERC to determine if Dr. Jan Acton, a CRA employee, CRA, and unnamed "Enron Attorneys" should be suspended from appearing and practicing before FERC based on certain data production Enron made to FERC in August 2001. CRA employees assisted Enron attorneys with the data production in 2001. CRA, through its counsel, filed an Emergency Motion to Vacate Certification of Question on March 19, 2007 seeking to vacate the Administrative Law Judge's order and to remand for a hearing. CRA intends to address this matter vigorously.

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

        As of February 16, 2007, we had non-competition agreements with 47 of our non-employee experts. The limitation or termination of any of their relationships with us, or competition from any of them after these agreements expire, could harm our reputation, reduce our business opportunities and adversely affect our revenues and results of operations.

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

Our failure to manage growth successfully could adversely affect our revenues and results of operations

        Any failure on our part to manage growth successfully could adversely affect our revenues and results of operations. Over the last several years, we have continued to open offices in new geographic areas, including foreign locations, and to expand our employee base as a result of internal growth and acquisitions, including our recent acquisition of BBG. We expect that this trend will continue over the long term. Opening and managing new offices often requires extensive management supervision and increases our overall selling, general, and administrative expenses. Expansion creates new and increased management, consulting, and training responsibilities for our employee consultants. Expansion also increases the demands on our internal systems, procedures, and controls, and on our managerial, administrative, financial, marketing, and other resources. We depend heavily upon the managerial, operational, and administrative skills of our officers, particularly James C. Burrows, our President and Chief Executive Officer, to manage our expansion. New responsibilities and demands may adversely affect the overall quality of our work.

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

Acquisitions may disrupt our operations or adversely affect our results

        We regularly evaluate opportunities to acquire other businesses. The expenses we incur evaluating and pursuing acquisitions could adversely affect our results of operations. If we acquire a business, such as our recent acquisition of BBG, we may be unable to manage it profitably or successfully integrate its operations with our own. Moreover, we may be unable to realize the financial, operational, and other benefits we anticipate from these acquisitions or any other acquisition. Many potential acquisition targets do not meet our criteria, and for those that do, we face significant competition for these acquisitions from our direct competitors, private equity funds, and other enterprises. Competition for future acquisition opportunities in our markets could increase the price we pay for businesses we acquire and could reduce the number of potential acquisition targets. Further, acquisitions may involve a number of special financial and business risks, such as:

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

  •
  differences in the legal and regulatory environment in foreign jurisdictions, as well as U.S. laws and regulations related to our foreign operations;

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

Our debt obligations may adversely impact our financial performance

        In June and July of 2004, we issued a total of $90.0 million of 2.875% convertible senior subordinated debentures due 2034. We had previously operated with little or no debt, and our previous payments of interest had not been material. The interest we are required to pay on these debentures reduces our net income each year and will continue to do so until the debentures are no longer outstanding. The terms of the debentures also include provisions that could accelerate our obligation to repay all amounts outstanding under the debentures if certain events happen, such as our failure to pay interest in a timely manner, failure to pay principal upon redemption or repurchase, failure to deliver cash, shares of common stock, or other property upon conversion and other specified events of default. In addition, on June 15, 2011, June 15, 2014, June 15, 2019, June 15, 2024 and June 15, 2029, or following specified fundamental changes, holders of the debentures may require us to repurchase their debentures for cash. On December 14, 2004, we irrevocably elected to settle with cash 100% of the principal amount of the debentures upon conversion thereof, and holders of the debentures may convert them if our stock price exceeds $50 per share for at least 20 out of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. On February 2, 2007, the last reported sales price of our common stock was greater than $50 per share for the twentieth day in the thirty consecutive trading day period ending on the last day of the first fiscal quarter ending on February 16,

2007. Because of this occurrence, holders of the debentures may convert the bonds during our second fiscal quarter ended May 11, 2007. This test is repeated each fiscal quarter. To date, no conversions have occurred. On June 20, 2005, we amended our loan agreement with our bank to increase the existing line of credit from $40.0 million to $90.0 million to mitigate the potential liquidity risk, and to provide funding if required, in the event of conversion by the debenture holders. We intend to use the amounts available under our bank line of credit, in the event debenture holders exercise their rights to convert. The degree to which we are leveraged could adversely affect our ability to obtain further financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures.

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

Potential conflicts of interests may preclude us from accepting some engagements

        We provide our services primarily in connection with significant or complex transactions, disputes, or other matters that are usually adversarial or that involve sensitive client information. Our engagement by a client may preclude us from accepting engagements with the client's competitors or adversaries because of conflicts between their business interests or positions on disputed issues or other reasons. Accordingly, the nature of our business limits the number of both potential clients and potential engagements. Our recent acquisitions have significantly expanded our client base, which may increase the frequency with which we encounter conflicts of interest. Moreover, in many industries in which we provide consulting services, such as in the telecommunications industry, there has been a continuing trend toward business consolidations and strategic alliances. These consolidations and alliances reduce the number of potential clients for our services and increase the chances that we will be unable to continue some of our ongoing engagements or accept new engagements as a result of conflicts of interests.

Maintaining our professional reputation is crucial to our future success

        Our ability to secure new engagements and hire qualified consultants as employees depends heavily on our overall reputation as well as the individual reputations of our employee consultants and principal non-employee experts. Because we obtain a majority of our new engagements from existing clients or from referrals by those clients, any client that is dissatisfied with our performance on a single matter could seriously impair our ability to secure new engagements. Given the frequently high-profile nature of the matters on which we work, including work before and on behalf of government agencies, any factor that diminishes our reputation or the reputations of any of our employee consultants or non-employee experts could make it substantially more difficult for us to compete successfully for both new engagements and qualified consultants.

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

Our reported earnings per share may be more volatile because of the accounting standards, rules, and regulations as they relate to the dilutive effect of our convertible senior subordinated debentures

        Holders of our 2.875% convertible senior subordinated debentures due 2034 may convert the debentures only under certain circumstances, including certain stock price-related conversion contingencies. As further described in Note 11 to our condensed consolidated financial statements, we determine the effect of the debentures on earnings per share under the treasury stock method of accounting. The treasury stock method of accounting allows us to report dilution only when our average stock price per share for the reporting period exceeds the $40 conversion price and only to the extent of the additional shares we may be required to issue in the event our conversion obligation exceeds the principal amount of the debentures converted. Accordingly, volatility in our stock price could cause volatility in our reported diluted earnings per share.

The market price of our common stock may be volatile

        The market price of our common stock has fluctuated widely and may continue to do so. For example, from February 17, 2006, to February 16, 2007, the trading price of our common stock ranged from a high of $54.94 per share to a low of $41.50 per share. Many factors could cause the market price of our common stock to rise and fall. Some of these factors are:

  •
  variations in our quarterly results of operations;

  •
  the hiring or departure of key personnel or non-employee experts;

  •
  changes in our professional reputation;

  •
  the introduction of new services by us or our competitors;

  •
  acquisitions or strategic alliances involving us or our competitors;

  •
  changes in accounting principles or methods, such as SFAS No. 123R and FASB Interpretation No.47;

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

        None.

ITEM 3.    Defaults Upon Senior Securities

        None.

ITEM 4.    Submission of Matters to a Vote of Security Holders

        None.

ITEM 5.    Other Information

        None.

ITEM 6.    Exhibits

Item No.	Description
10.1	CRA International, Inc. Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on February 22, 2007).
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1	Section 1350 certification

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRA INTERNATIONAL, INC.
Date: March 28, 2007	By:	/s/ JAMES C. BURROWS James C. Burrows President, Chief Executive Officer
Date: March 28, 2007	By:	/s/ WAYNE D. MACKIE Wayne D. Mackie Executive Vice President, Treasurer, Chief Financial Officer

EXHIBIT INDEX

Item No.	Description
10.1	CRA International, Inc. Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on February 22, 2007).
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1	Section 1350 certification