Form 10-Q
period 2007-05-11
CRA INTERNATIONAL, INC.
filed 2007-06-20
CIK 1053706

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 11, 2007
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
(617) 425-3000 (Registrant's telephone number, including area code)

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

Large accelerated filer ☐        Accelerated filer ☒        Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at June 18, 2007
Common Stock, no par value per share	11,758,523 shares

CRA International, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

CRA International, Inc.

Condensed Consolidated Statements of Income (unaudited)

(In thousands, except per share data)

	Twelve Weeks Ended		Twenty-four Weeks Ended
	May 11, 2007	May 12, 2006	May 11, 2007	May 12, 2006
Revenues	$88,315	$84,046	$171,637	$156,567
Costs of services	56,199	52,450	107,889	96,531

Gross profit	32,116	31,596	63,748	60,036
Selling, general and administrative expenses	23,216	20,965	43,233	39,955

Income from operations	8,900	10,631	20,515	20,081
Interest income	1,369	1,144	2,947	2,234
Interest expense	(787)	(733)	(1,525)	(1,536)
Other income (expense)	1	(154)	(228)	(173)

Income before provision for income taxes, minority interest, and equity method investment gain (loss)	9,483	10,888	21,709	20,606
Provision for income taxes	(2,606)	(4,246)	(7,660)	(8,357)

Income before minority interest and equity method investment gain (loss)	6,877	6,642	14,049	12,249
Minority interest	—	104	—	141
Equity method investment gain (loss), net of tax	(225)	—	(332)	—

Net income	$6,652	$6,746	$13,717	$12,390

Net income per share:
Basic	$0.58	$0.60	$1.19	$1.10

Diluted	$0.53	$0.55	$1.09	$1.02

Weighted average number of shares outstanding:
Basic	11,527	11,328	11,518	11,296

Diluted	12,547	12,237	12,570	12,177

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except share data)

	May 11, 2007	November 25, 2006
Assets
Current assets:
Cash and cash equivalents	$113,913	$131,570
Accounts receivable, net of allowances of $8,309 in 2007 and $6,324 in 2006	71,273	71,161
Unbilled services	41,668	39,319
Prepaid expenses and other assets	6,476	3,701
Deferred income taxes	8,900	13,998

Total current assets	242,230	259,749
Property and equipment, net	24,308	25,055
Goodwill	144,147	141,253
Intangible assets, net of accumulated amortization of $5,705 in 2007 and $4,976 in 2006	7,714	8,286
Deferred income taxes, net of current portion	853	2,425
Other assets	13,575	9,128

Total assets	$432,827	$445,896

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$12,251	$11,939
Accrued expenses	51,817	80,788
Deferred revenue and other liabilities	1,940	892
Current portion of deferred compensation	1,337	2,865
Deferred income taxes	82	—
Current portion of notes payable to former shareholders	242	242
Current portion of convertible debentures payable	4,000	3,000

Total current liabilities	71,669	99,726
Convertible debentures payable, net of current portion	86,000	87,000
Deferred rent and other non-current liabilities	5,817	6,416
Deferred compensation and other non-current liabilities	3,465	694
Deferred income taxes, net of current portion	3,708	3,284
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 11,474,624 and 11,462,082 shares issued and outstanding in 2007 and 2006, respectively	125,938	128,582
Receivables from employees	(2,817)	(2,705)
Retained earnings	130,752	117,035
Foreign currency translation	8,295	5,864

Total shareholders' equity	262,168	248,776

Total liabilities and shareholders' equity	$432,827	$445,896

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Twenty-four Weeks Ended
	May 11, 2007	May 12, 2006
Operating activities:
Net income	$13,717	$12,390
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,568	4,272
Loss on disposal of property and equipment	47	82
Deferred rent	(390)	(572)
Share-based compensation expense	2,370	2,136
Excess tax benefit from share-based compensation	(1,534)	—
Deferred income taxes	7,334	2,098
Equity in losses of NeuCo	332	—
Minority interest	—	(141)
Changes in operating assets and liabilities, exclusive of acquisitions:
Accounts receivable	701	(3,551)
Unbilled services	(1,892)	(6,062)
Prepaid expenses and other assets	(5,625)	(634)
Accounts payable, accrued expenses, and other liabilities	(27,259)	(13,095)

Net cash used in operating activities	(7,631)	(3,077)
Investing activities:
Purchase of property and equipment	(3,186)	(2,978)
Acquisitions of business, net of cash acquired	(1,385)	(1,546)

Net cash used in investing activities	(4,571)	(4,524)
Financing activities:
Excess tax benefits from share-based compensation	1,534	758
Repurchase of common stock	(13,211)	—
Issuance of common stock upon exercise of stock options	6,385	3,891
Collections on receivables from shareholders	8	257

Net cash provided by (used in) financing activities	(5,284)	4,906
Effect of foreign exchange rates on cash and cash equivalents	(171)	439

Net decrease in cash and cash equivalents	(17,657)	(2,256)
Cash and cash equivalents at beginning of period	131,570	115,203

Cash and cash equivalents at end of period	$113,913	$112,947

Non-cash financing activities:
Issuance of common stock for acquired business	$—	$63

Notes receivable in exchange for shares	$—	$60

Supplemental cash flow information:
Cash paid for income taxes	$3,323	$7,889

Cash paid for interest	$1,403	$1,384

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statement of Shareholders' Equity (unaudited)

(In thousands)

	Common Stock
	Shares Issued	Amount	Receivables from Employees	Retained Earnings	Foreign Currency Translation	Total Shareholders' Equity
BALANCE AT NOVEMBER 25, 2006	11,462,082	$128,582	$(2,705)	$117,035	$5,864	$248,776
Net income	—	—	—	13,717	—	13,717
Foreign currency translation adjustment	—	—	—	—	2,431	2,431

Comprehensive income	—	—	—	—	—	16,148
Exercise of stock options	252,002	6,385	—	—	—	6,385
Share-based compensation expense for employees	—	2,318	—	—	—	2,318
Restricted share vesting	24,261	—	—	—	—	—
Repurchase of vested employee restricted shares for tax withholding	(6,670)	(349)	—	—	—	(349)
Shares repurchased	(257,051)	(13,211)	—	—	—	(13,211)
Tax benefit on stock option exercises and restricted share vesting	—	2,161	—	—	—	2,161
Notes receivable issued to employees	—	—	(120)	—	—	(120)
Payments received on notes receivable from employees	—	—	8	—	—	8
Share-based compensation expense for non-employees	—	52	—	—	—	52

BALANCE AT MAY 11, 2007	11,474,624	$125,938	$(2,817)	$130,752	$8,295	$262,168

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

2.     Unaudited Interim Consolidated Financial Statements and Estimates

        The condensed consolidated statements of income for the twelve and twenty-four weeks ended May 11, 2007, and May 12, 2006, the condensed consolidated balance sheet as of May 11, 2007, the condensed consolidated statements of cash flows for the twenty-four weeks ended May 11, 2007, and May 12, 2006, and the condensed consolidated statement of shareholders' equity for the twenty-four weeks ended May 11, 2007, are unaudited. The November 25, 2006 consolidated balance sheet is derived from CRA's audited consolidated financial statements included in its Annual Report on Form 10-K as of that date. In the opinion of management, these statements include all adjustments necessary for a fair presentation of CRA's consolidated financial position, results of operations, and cash flows. The consolidated statements of income include the operations of CRA's acquired companies since their respective dates of acquisition.

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

3.     Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. In addition, the consolidated financial statements through the second quarter ended May 12, 2006 included NeuCo, Inc. ("NeuCo"), a company founded by CRA and an affiliate of Commonwealth Energy Systems in June 1997. NeuCo's financial results were consolidated with those of CRA through the second quarter ended May 12, 2006, as CRA held an approximate 50% interest in NeuCo, which combined with the fact that CRA officers' held three Board of Directors seats and other considerations, represented control. These directors received NeuCo stock options in connection with their NeuCo Board of Director responsibilities. The portion of the results of operations of NeuCo allocable to its other owners was shown as "minority interest" on CRA's consolidated statements of income. During the third quarter ended September 1, 2006, NeuCo completed the acquisition of Pegasus Technologies, Inc. ("Pegasus"). Through the acquisition of Pegasus, the Company's interest in NeuCo was reduced to 36.4%. As such, the Company began accounting for its investment in NeuCo under the equity method of accounting from the date of this change. For further details regarding this transaction, see Note 5 of the notes to condensed consolidated financial statements. All significant intercompany accounts have been eliminated.

4.     Reclassifications

        In recent years, the information technology group gradually became less involved in client engagements and more focused on internal systems. Accordingly, certain expenses related to CRA's information technology group not billable to clients in the prior period's consolidated statements of income presented have been reclassified to conform to the current year's presentation. For the twelve and twenty-four weeks ended May 12, 2006, $0.9 million and $1.8 million has been reclassified from "costs of services" to "selling, general, and administrative expenses", respectively. For the twelve and twenty-four weeks ended May 11, 2007, the information technology group expenses totaled $1.0 million and $2.1 million, respectively.

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

        The equity method of accounting is used for investments in which CRA has the ability to exercise significant influence but does not have effective control. Significant influence is generally deemed to exist when CRA has an ownership interest in the voting stock of the investee of between 20% and 50%. Under this method, the investment, originally recorded at cost and adjusted to reflect CRA's share of changes in NeuCo's capital, is further adjusted to recognize the Company's share of net earnings or losses of NeuCo as they occur rather than as dividends or other distributions are received. CRA's share of net earnings or loss in NeuCo would also include any other-than-temporary declines in fair value recognized during the period, if any. Changes in CRA's proportionate share of the underlying equity of NeuCo, which result from the issuance of additional equity securities by NeuCo, are recognized as increases or decreases in shareholders' equity, net of any related tax effects.

        The Company records its equity in the income or losses of NeuCo and reports such amounts in "equity method investment gain (loss), net of tax" in the accompanying condensed consolidated statements of income. During the first quarter of fiscal 2007, NeuCo changed its interim reporting schedule to a calendar month end, but its fiscal year end will remain the last Saturday in November. The first three fiscal quarters of CRA's fiscal year could include up to a three-week reporting lag between CRA's quarter end and the most recent financial statements available from NeuCo. CRA does not believe the reporting lag will have a significant impact on CRA's consolidated statements of income or financial condition. For the twelve and twenty-four weeks ending May 11, 2007, the Company's equity in the losses of NeuCo totaled $225,000 and $332,000, respectively, which are net of tax benefits of $158,000 and $233,000, respectively. At May 11, 2007, the carrying value of the Company's equity investment in NeuCo was $1.2 million and is reported in other non-current assets.

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

        CRA recognizes substantially all of its revenues under written service contracts with its clients where the fee is fixed or determinable, as the services are provided, and only in those situations where collection from the client is reasonably assured. In certain limited cases CRA provides services to its clients without sufficient contractual documentation to allow CRA to recognize revenue in accordance with U.S. GAAP. In these cases, where CRA invoices clients, these amounts are fully reserved until all criteria for recognizing revenue are met. Most of CRA's revenue is derived from time-and-materials service contracts. Revenues from time-and-materials service contracts are recognized as services are provided based upon hours worked and contractually agreed-upon hourly rates, as well as a computer services fee based upon hours worked. Revenues from fixed-price engagements are recognized on a proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. CRA derived 5.3% and 5.1% of revenues from fixed-price engagements in the twelve and twenty-four weeks ending May 11, 2007, respectively. CRA derived 5.5% and 4.5% of revenues from fixed-price engagements in the twelve and twenty-four weeks ending May 12, 2006, respectively. Project costs are based on the direct salary and associated fringe benefits of the consultants on the engagement plus all direct expenses incurred to complete the engagement that are not reimbursed by the client. The proportional performance method is used since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and terms set forth in the contract, and are indicative of the level of benefit provided to CRA's clients. The fixed-price contracts generally include a termination provision that converts the agreement to a time-and-materials contract in the event of termination of the contract. There are no costs that are deferred and amortized over the contract term. CRA's management maintains contact with project managers to discuss the status of the projects and, for fixed-price engagements, management is updated on the budgeted costs and resources required to complete the project. These budgets are then used to calculate revenue recognition and to estimate the anticipated income or loss on the project. In the past, CRA has occasionally been required to commit unanticipated additional resources to complete projects, which have resulted in lower than anticipated income or losses on those contracts. CRA may experience similar situations in the future. Provisions for estimated losses on contracts are made during the period in which such losses become probable and can be reasonably estimated. To date, such losses have not been significant.

        Revenues also include reimbursements, or expenses billed to clients, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. These reimbursable expenses are as follows (in thousands):

	Twelve Weeks Ended		Twenty-four Weeks Ended
	May 11, 2007	May 12, 2006	May 11, 2007	May 12, 2006
Reimbursable expenses billed to clients	$10,988	$10,233	$19,825	$17,862

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

8.     Business Acquisitions

        On May 23, 2006, CRA acquired certain assets of the Ballentine Barbera Group, LLC ("BBG"), an independent consulting firm focusing on transfer pricing services headquartered in Washington, DC, for approximately $22.9 million (after adding acquisition costs and transaction fees paid or accrued). The purchase price consisted of $17.9 million in cash and $5.0 million in CRA restricted shares. The purchase agreement for certain assets of BBG provides for additional purchase consideration for up to five years following the transaction in the form of an earnout, if specific performance targets are met. These earnouts are payable in cash and/or CRA common stock. Any additional payments related to this contingency will be accounted for as additional goodwill. The acquisition has been accounted for under the purchase method of accounting, and the results of operations have been included in the accompanying statements of income from the date of acquisition. The BBG acquisition added approximately 35 employee consultants. The following is an allocation of the purchase price to the estimated fair value of assets acquired and liabilities assumed for the BBG acquisition.

Assets Acquired:
Prepaids and other assets	$23
Property and equipment	494
Intangible assets	2,315
Goodwill	20,349

Total assets acquired	$23,181

Liabilities Assumed:
Accrued expenses	$285

Total liabilities assumed	$285

Net assets acquired	$22,896

        CRA has not furnished pro forma financial information relating to the BBG acquisition because such information is not material.

        The purchase agreements for BBG and other acquisitions completed in fiscal 2005 and 2004 provide for additional purchase consideration for up to five years following the transactions, if specific performance targets are met. These earnouts are payable in cash and/or CRA common stock. During the second quarter of fiscal 2007, CRA recorded an additional $1.0 million liability related to these acquisitions, which will be paid in cash and common stock during fiscal 2007. During fiscal 2006, CRA recorded an additional $1.5 million of purchase price related to these acquisitions, which included promissory notes and common stock. These payments, and any additional payments related to these contingencies, have been and will be accounted for as additional goodwill.

9.     Goodwill

        The changes in the carrying amount of goodwill during the twenty-four weeks ended May 11, 2007, are as follows (in thousands):

Balance at November 25, 2006	$141,253
Goodwill adjustments	1,002
Effect of foreign currency translation	1,892

Balance at May 11, 2007	$144,147

10.   Private Placement of Convertible Debt

        In 2004, CRA completed a private placement of $90.0 million of 2.875% convertible senior subordinated debentures due 2034. The debentures are CRA's direct, unsecured senior subordinated obligations and rank junior in right of payment to CRA's existing bank line of credit and any future secured indebtedness that CRA may designate as senior indebtedness. Pursuant to the terms of the indenture governing the debentures, since the closing stock price equaled or exceeded the $50 per share contingent conversion trigger price for 20 out of 30 consecutive trading days ending on May 11, 2007, the market price conversion trigger was satisfied and holders of the debentures are able to exercise their right to convert the bonds during the third quarter of fiscal 2007. This test is repeated each fiscal quarter. To date, no conversions have occurred.

        In June 2005, the Company amended its loan agreement with its bank to increase the existing line of credit from $40.0 million to $90.0 million to mitigate the potential liquidity risk, and to provide funding if required, in the event of conversion by the debenture holders. CRA believes that in the event the contingent conversion trigger price is met, it is unlikely that a significant percentage of bondholders will exercise their right to convert because the debentures have traded at a premium over their conversion value. However, since holders of the debentures are able to exercise their right to convert the bonds as of May 11, 2007 and because CRA intends to use amounts available under its bank line of credit in the event debenture holders exercise their right to convert, in accordance with SFAS No. 6, "Classification of Short-Term Obligations Expected to be Refinanced", the Company has classified $86.0 million of the $90.0 million convertible debt, which represents the estimated amount available under CRA's line of credit, as long-term debt as of May 11, 2007 in the accompanying condensed consolidated balance sheet, while the remaining $4.0 million is classified as short-term. In May 2007, CRA amended its loan agreement to extend the maturity date on the line of credit from April 30, 2009 to April 30, 2010. It is CRA's intention to renew or replace the line of credit upon expiration, as desirable and available, which would allow CRA to continue to classify the convertible debentures as long-term debt, rather than short-term in future periods. In addition, the line of credit gives CRA additional flexibility to meet its unforeseen financial requirements.

        The contingent interest feature included in the debenture represents an embedded derivative under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") that must be recorded at fair value as of May 11, 2007. The Company has determined that the fair value of the contingent interest feature is de minimis as of May 11, 2007, based upon economic, market and other conditions in effect as of that date. There are no other embedded derivatives associated with the Company's convertible debentures that are accounted for separately in accordance with SFAS 133.

        The Company has agreed with the debenture holders to reserve the maximum number of shares of common stock that may be issued upon conversion of the debentures.

11.   Net Income per Share

        Basic net income per share represents net income divided by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share represents net income divided by the weighted average shares of common stock and common stock equivalents outstanding during the period. Weighted average shares used in diluted earnings per share include common stock equivalents arising from stock options, unvested restricted shares, and shares underlying CRA's debentures using the treasury stock method. Under the treasury stock method, the amount the Company will receive for the share awards, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares at the average share price for each fiscal period. A reconciliation of basic to diluted weighted average shares of common stock outstanding is as follows (in thousands):

	Twelve Weeks Ended		Twenty-four Weeks Ended
	May 11, 2007	May 12, 2006	May 11, 2007	May 12, 2006
Basic weighted average shares outstanding	11,527	11,328	11,518	11,296
Common stock equivalents:
Stock options and restricted shares	504	523	531	525
Shares underlying the debentures	516	386	521	356

Diluted weighted average shares outstanding	12,547	12,237	12,570	12,177

        During the twelve and twenty-four weeks ending May 11, 2007, CRA issued 11,988 and 128,561 restricted shares, respectively, that were not vested as of May 11, 2007. During the twelve and twenty-four weeks ending May 11, 2007, CRA granted 24,000 and 25,000 options, respectively.

        Under Emerging Issues Task Force of the Financial Accounting Standards Board (the "EITF") No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share", which is effective for periods ending after December 15, 2004, and EITF 90-19, "Convertible Bonds with Issuer Option to Settle for Cash upon Conversion", because of CRA's obligation to settle the par value of the convertible debentures in cash, the Company is not required to include any shares underlying the convertible debentures in its diluted weighted average shares outstanding until the average stock price per share for the quarter exceeds the $40 conversion price and only to the extent of the additional shares CRA may be required to issue in the event CRA's conversion obligation exceeds the principal amount of the debentures converted. At such time, only the number of shares that would be issuable (under the "treasury" method of accounting for share dilution) are included, which is based upon the amount by which the average stock price exceeds the conversion price. The average stock price for the twelve and twenty-four weeks ended May 11, 2007 was $51.91 and $52.05 per share; therefore, 516,000 and 521,000 shares underlying the debentures were included in the diluted weighted average shares outstanding for the twelve and twenty-four weeks ended May 11, 2007, respectively. The average stock price for the twelve and twenty-four weeks ended May 12, 2006 was $48.27 and $47.52 per share; therefore, 386,000 and 356,000 shares underlying the debentures were included in the diluted weighted average shares outstanding for the twelve and twenty-four weeks ended May 12, 2006.

        Basic weighted average shares outstanding for the twelve and twenty-four weeks ended May 11, 2007 include the common stock issued in connection with the BBG acquisition in May 2006, as well as the reduction due to the repurchase of 500,000 shares by CRA during the third and fourth quarters of fiscal 2006 and the second quarter of fiscal 2007.

        As part of the earnout provisions included in the BBG acquisition agreement, as well as in some of the agreements for acquisitions CRA completed in fiscal 2005 and 2004, CRA may settle a portion of its obligations through the issuance of its common stock. Issuance of these shares is contingent upon certain provisions of the acquisition agreements. All shares for which the necessary conditions underlying the earnout provisions have been met as of May 11, 2007 are included in basic and diluted weighted average shares outstanding as of the point in time that the shares were issued.

12.   Comprehensive Income

        Comprehensive income represents net income reported in the accompanying condensed consolidated statements of income adjusted for changes in CRA's foreign currency translation account. A reconciliation of comprehensive income is as follows (in thousands):

	Twenty-four Weeks Ended
	May 11, 2007	May 12, 2006
Net income	$13,717	$12,390
Change in foreign currency translation	2,431	4,558

Comprehensive income	$16,148	$16,948

13.   Accounting Pronouncements

        In June 2006, the Financial Accounting Standards Board's ("FASB") issued Interpretation 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. CRA expects to adopt FIN 48 in fiscal 2008. CRA is in the process of evaluating the impact that FIN 48 will have on its consolidated statement of income or financial condition.

        In June 2006, the EITF reached a conclusion on EITF Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement". The scope of EITF Issue No. 06-3 includes any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, and may include, but is not limited to, sales, use, value added, and some excise taxes. The EITF Issue No. 06-3 requires that the presentation of taxes on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. CRA collects goods and services and value added taxes from customers and records these amounts on a net basis, which is within the scope of EITF Issue No. 06-3. CRA adopted EITF Issue No. 06-3 in the second quarter of fiscal 2007. The adoption of EITF Issue No. 06-3 did not have any impact on CRA's consolidated statement of income or financial condition.

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

15.   Accrued Expenses

        Accrued expenses consist of the following:

	May 11, 2007	November 25, 2006
Compensation and related expenses	$43,187	$69,467
Income taxes payable	1,132	3,589
Accrued interest	1,069	1,179
Other	6,429	6,553

Total	$51,817	$80,788

16.   Subsequent Events

        On June 14, 2007, the Company announced that its Board of Directors has authorized a stock repurchase program of up to a total of 1,500,000 shares of its common stock. The Company will finance the repurchase program with available cash and cash from future operations. CRA may repurchase shares in open market purchases or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations.

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

        Revenues also include reimbursements, or expenses billed to clients, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. These reimbursable expenses are as follows (in thousands):

	Twelve Weeks Ended		Twenty-four Weeks Ended
	May 11, 2007	May 12, 2006	May 11, 2007	May 12, 2006
Reimbursable expenses billed to clients	$10,988	$10,233	$19,825	$17,862

        Our normal payment terms are 30 days from the invoice date. For the twelve weeks ended May 11, 2007, and May 12, 2006, our average days sales outstanding, or DSOs, were 106 days and 102 days, respectively. We calculate DSOs by dividing the sum of our accounts receivable and unbilled services balance, net of deferred revenue, at the end of the quarter by average daily revenues. Average daily revenues are calculated by dividing quarter revenues by the number of days in a quarter. Our project managers and finance personnel monitor payments from our clients and assess any collection issues. We maintain accounts receivable allowances for estimated losses resulting from clients' failure to make required payments. We base our estimates on our historical collection experience, current trends, and credit policy. In determining these estimates, we examine historical write-offs of our receivables and review client accounts to identify any specific customer collection issues. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. A failure to estimate accurately the accounts receivable allowances and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition, and results of operations. As of May 11, 2007, and

November 25, 2006, $8.3 million and $6.3 million was provided for accounts receivable allowances, respectively.

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

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), goodwill and intangible assets with indefinite lives are not subject to amortization, but are monitored annually for impairment, or more frequently if there are indicators of impairment. Any impairment would be measured based upon the fair value of the related asset based on the provisions of SFAS No. 142. Because we have one reporting segment, under SFAS No. 142, we utilize the entity-wide approach for assessing goodwill for impairment and compare its market value to its net book value to determine if an impairment exists. There were no impairment losses related to goodwill in fiscal 2006, nor were there any indications of impairment in the twenty-four weeks ended May 11, 2007. If we determine through the impairment review process that goodwill has been impaired, we would record the impairment charge in our consolidated statement of income. The goodwill amount for acquisitions is initially recorded based upon a preliminary estimated purchase price allocation and is subject to change. Any preliminary purchase price allocation is based upon our estimate of fair value, and is finalized as we receive other information relevant to the acquisition, such as exit costs related to lease obligations.

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

        Our financial statements contain certain deferred tax assets and liabilities that result from temporary differences between book and tax accounting, as well as net operating loss carryforwards. SFAS No. 109, "Accounting for Income Taxes," requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The decision to record a valuation allowance requires varying degrees of judgment based upon the nature of the item giving rise to the deferred tax asset. As a result of operating losses incurred in certain of our foreign subsidiaries, and uncertainty as to the extent and timing of profitability in future periods, we recorded valuation allowances in certain of these foreign subsidiaries based on the facts and circumstances affecting each subsidiary. Had we not recorded these allowances, we would have reported a lower effective tax rate than was recognized in our statements of income in fiscal 2006 and during the first twenty-four weeks of fiscal 2007. If the realization of deferred tax assets is considered more likely than not, an adjustment to the net deferred tax assets would increase net income in the period such determination was made. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is possible that changes in these estimates in the near term could materially affect our financial condition and results of operations.

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

Results of Operations—

        The following table provides operating information as a percentage of revenues for the periods indicated:

	Twelve Weeks Ended		Twenty-four Weeks Ended
	May 11, 2007	May 12, 2006	May 11, 2007	May 12, 2006
Revenues	100.0%	100.0%	100.0%	100.0%
Costs of services	63.6	62.4	62.9	61.7

Gross margin	36.4	37.6	37.1	38.3
Selling, general and administrative expenses	26.3	24.9	25.2	25.4

Income from operations	10.1	12.7	11.9	12.9
Interest income	1.6	1.4	1.7	1.4
Interest expense	(0.9)	(0.9)	(0.9)	(1.0)
Other income (expense)	—	(0.2)	(0.1)	(0.1)

Income before provision for income taxes, minority interest, and equity method investment gain (loss)	10.8	13.0	12.6	13.2
Provision for income taxes	(3.0)	(5.1)	(4.4)	(5.3)

Income before minority interest and equity method investment gain (loss)	7.8	7.9	8.2	7.9
Minority interest	—	0.1	—	0.1
Equity method investment gain (loss), net of tax	(0.3)	—	(0.2)	—

Net income	7.5%	8.0%	8.0%	8.0%

Results of Operations—Twelve Weeks Ended May 11, 2007, Compared to Twelve Weeks Ended May 12, 2006

        Revenues.    Revenues increased $4.3 million, or 5.1%, to $88.3 million for the second quarter of fiscal 2007 from $84.0 million for the second quarter of fiscal 2006. This growth is due primarily to an increased demand for our services in our chemicals and petroleum practice, as well as the BBG acquisition, which occurred at the beginning of the third quarter of fiscal 2006. These increases were partially offset by the effect of the deconsolidation of NeuCo, which occurred at the beginning of the third quarter of fiscal 2006. Our business consulting revenues grew nearly 25% from the second quarter of fiscal 2006, which was driven by a greater demand for our services primarily in our chemicals and petroleum practice area. Our chemicals and petroleum practice grew by more than 90%, due to an increase in demand for our services, particularly in the Middle East and due to the continued expansion of our London-based operations. This increase was partially offset by our pharmaceuticals practice, which decreased approximately 60% from the twelve weeks ended May 12, 2006, due primarily to a decrease in demand for our services related to two large client engagements. Our litigation revenues grew by more than 5% which was driven by an increase in revenue in the transfer pricing practice due to the BBG acquisition. Our competition practice revenues remained essentially flat for the second quarter of fiscal 2007 as compared to the second quarter of fiscal 2006 but continues to be our largest practice in terms of revenue. Several large litigation projects, which can often end abruptly, were either settled or experienced temporary delays during this quarter while the start-up of several new litigation cases during the quarter were delayed. Our intellectual property practice revenues decreased more than 5% from the second quarter of fiscal 2006 due to the timing and transition of projects. The increases in revenue from our business consulting and litigation practice areas were offset by a more than 5% decrease in our finance revenues from the second quarter of fiscal 2006. The decrease was mainly due to a lull in case scheduling during the second quarter of fiscal 2007. Overall, revenues outside of the U.S. represented approximately 28% of total revenues for the second quarter of fiscal 2007, compared with approximately 22% of total revenues for the second quarter of fiscal 2006. The growth in revenue in our foreign offices is primarily due to the increase in demand in our chemicals and petroleum practice, largely in the Middle East.

        The total number of employee consultants increased to 718 at the end of the second quarter of fiscal 2007 from 661 at the end of the second quarter of fiscal 2006, which is primarily due to the addition of approximately 35 employee consultants from the BBG acquisition during the third quarter of fiscal 2006, as well as continued hiring and recruiting efforts. Increased billing rates for our employee consultants, which were phased in at the beginning of the first quarter of fiscal 2007, also contributed to our revenue growth. Utilization was 75% for the second quarter of fiscal 2007 compared with 80% for the second quarter of fiscal 2006. Revenues derived from fixed-price engagements decreased to 5.3% of total revenues for the second quarter of fiscal 2007 from 5.5% for the second quarter of fiscal 2006.

        Costs of Services.    Costs of services increased $3.7 million, or 7.1%, to $56.2 million for the second quarter of fiscal 2007 from $52.5 million for the second quarter of fiscal 2006. The increase was due mainly to an increase in compensation expense for our employee consultants of $3.4 million, excluding NeuCo, due to an increase in the average number of employee consultants. Our average number of employee consultants increased because of the BBG acquisition, as well as continued recruiting and hiring efforts. In addition, reimbursable expenses, excluding NeuCo, increased $0.9 million, or 8.9%, to $11.0 million in the second quarter of fiscal 2007 from $10.1 million in the second quarter of fiscal 2006. These increases were partially offset by the deconsolidation of NeuCo, which occurred at the beginning of the third quarter of fiscal 2006. As a percentage of revenues, costs of services increased to 63.6% for the second quarter of fiscal 2007 from 62.4% for the second quarter of fiscal 2006. Of the 1.2% increase as a percentage of revenues, approximately 1.5% was due primarily to compensation expense and related fringe costs for our employee consultants, which increased at a greater rate than revenues. Approximately 0.7% of the increase in cost of services as a percentage of revenue is offset by the deconsolidation of NeuCo.

        In addition, prior to the first quarter of fiscal 2007, we classified our internal information technology group's labor costs as an element of "cost of services". In recent years, the information technology group gradually became less involved in client projects and more focused on internal systems. Accordingly, we recorded these costs that are not billable to clients to "selling, general and administrative expenses" in the second quarter of fiscal 2007 and reclassified these costs to "selling, general and administrative expenses" in the second quarter of fiscal 2006. The effect of this reclassification was to increase the second quarter of fiscal 2006 gross margin by $0.9 million. For the second quarter of fiscal 2007, the information technology group expenses totaled $1.0 million. This classification has no effect on income from operations or net income.

        Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses increased by $2.3 million, or 10.7%, to $23.2 million for the second quarter of fiscal 2007 from $21.0 million for the second quarter of fiscal 2006. Excluding the effect of the deconsolidation of NeuCo, the increase is primarily due to increases in rent expense of $1.2 million and recruiting fees of $1.1 million. These increases were partially offset by the effect of deconsolidation of NeuCo. As a percentage of revenues, selling, general, and administrative expenses increased to 26.3% for the second quarter of fiscal 2007 from 24.9% for the second quarter of fiscal 2006. The 1.3% increase as a percentage of revenues, was primarily due to increases in rent expense and recruiting fees. These increases were partially offset by the deconsolidation of NeuCo.

        As detailed previously, we classified our internal information technology group's labor costs to "selling, general and administrative expenses" for all periods presented. The effect of this reclassification was to increase the second quarter of fiscal 2006 selling, general and administrative expenses by $0.9 million. For the second quarter of fiscal 2007, the information technology group expenses totaled $1.0 million. This classification has no effect on income from operations or net income.

        Interest Income.    Interest income increased by $0.2 million to $1.4 million for the second quarter of fiscal 2007 from $1.1 million for the second quarter of fiscal 2006. This increase was due to higher average interest rates. Our weighted average interest rate yield for the second quarter of fiscal 2007 on our average cash and cash equivalent balances was approximately 5.1% annualized compared with approximately 4.2% annualized for the second quarter of fiscal 2006.

        Interest Expense.    Interest expense decreased by $0.1 million to $0.8 million for the second quarter of fiscal 2007 from $0.7 million for the second quarter of fiscal 2006. Interest expense primarily represents interest incurred on the 2.875%, $90.0 million convertible debt, and the amortization of debt issuance costs.

        Other Income (Expense).    Other income was $1,000 for the second quarter of fiscal 2007 versus other expense of $154,000 for the second quarter of fiscal 2006. Other income (expense) consists primarily of foreign currency exchange transaction gains and losses. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies.

        Provision for Income Taxes.    The provision for income taxes was $2.6 million for the second quarter of fiscal 2007, a decrease of $1.6 million from the second quarter of fiscal 2006. Our effective income tax rate decreased to 27.5% for the second quarter of fiscal 2007 from 39.0% for the second quarter of fiscal 2006. The lower effective tax rate during the second quarter of fiscal 2007 was due primarily to the signing of an advance pricing agreement we entered into with the Internal Revenue Service on May 11, 2007, in connection with intercompany transfer pricing arrangements beginning in fiscal 2004. As a result of the agreement, we reduced our income tax contingency reserves, resulting in an income tax benefit of $1.8 million in the second quarter. This benefit was offset by approximately $0.4 million relating to the losses in foreign locations which were not benefited.

        Minority Interest.    Previously, allocations of the minority share of NeuCo's net income resulted in deductions to our net income, while allocations of the minority share of NeuCo's net loss resulted in additions to our net income. Beginning in the third quarter of fiscal 2006, as more fully described in Note 5 to the condensed consolidated financials statements, we no longer consolidate NeuCo in our financials statements. Therefore, we no longer record minority interest. Minority interest in the results of operations of NeuCo allocable to its other owners was a net loss of $104,000 for the second quarter of fiscal 2006.

        Equity Method Investment Gain (Loss), Net of Tax.    Through NeuCo's acquisition of Pegasus, as more fully described in Note 5 to the condensed consolidated financials statements, our interest in NeuCo has been reduced from 49.6% as of May 12, 2006, to 36.4% as of May 11, 2007. As a result, we began accounting for our investment in NeuCo under the equity method of accounting. Prior to this event, we consolidated NeuCo's financial results. We record our share in the income or losses of NeuCo as equity method investment gain (loss) in the statements of income. For the second quarter of fiscal 2007, our equity in the losses of NeuCo was $225,000, net of tax.

        Net Income.    Net income decreased by $94,000, or 1.4%, to $6.7 million for the second quarter of fiscal 2007 from $6.7 million for the second quarter of fiscal 2006. Diluted net income per share decreased 3.6% to $0.53 per share for the second quarter of fiscal 2007 from $0.55 per share for the second quarter of fiscal 2006. Diluted net income per share decreased at a greater rate than net income because diluted weighted average shares outstanding increased 310,000 shares to approximately

12,547,000 shares for the second quarter of fiscal 2007 from approximately 12,237,000 shares for the second quarter of fiscal 2006. The increase in diluted weighted average shares outstanding for fiscal 2007 is primarily a result of shares issued in connection with the BBG acquisition, and stock option exercises occurring after May 12, 2006, as well as increases in common stock equivalents due primarily to employee share awards and shares underlying our convertible debt. These increases were partially offset by repurchases of common stock under our share repurchase program.

Results of Operations—Twenty-four Weeks Ended May 11, 2007 Compared to Twenty-four Weeks Ended May 12, 2006

        Revenues.    Revenues increased $15.1 million, or 9.6%, to $171.6 million for the twenty-four weeks ended May 11, 2007 from $156.6 million for the twenty-four weeks ended May 12, 2006. This growth is due primarily to an increased demand for our services in our chemicals and petroleum practice, as well as the BBG acquisition, which occurred at the beginning of the third quarter of fiscal 2006. The growth in revenue was partially offset by the deconsolidation of NeuCo. Our business consulting revenues grew more than 25% from the twenty-four weeks ended May 12, 2006, which was due primarily to our chemicals and petroleum and energy and environment practice areas, offset partially by a decrease in our pharmaceuticals practice. Our chemicals and petroleum practice grew nearly 100%, due to an increase in demand for our services, particularly in the Middle East, and the continued expansion of our London-based operations. Our energy and environment practice increased more than 5% from the twenty-four weeks ended May 12, 2006, due primarily to continued strength in projects related to environmental, energy, and climate issues. Our pharmaceuticals practice decreased more than 35% from the twenty-four weeks ended May 12, 2006, due primarily to a decrease in demand for our services related to two large client engagements. Our litigation revenues grew nearly 10% from the twenty-four weeks ended May 12, 2006, which was due to an increase in revenues primarily in our transfer pricing practice area. Our transfer pricing practice benefited from the BBG acquisition. Our competition practice remained relatively flat during the twenty-four weeks ending May 11, 2007 as compared to the twenty-four weeks ended May 12, 2006, but continues to be our largest practice in terms of revenue. Our intellectual property practice decreased nearly 10% from the twenty-four weeks ending May 11, 2006 due to the timing and transition of projects. Our finance practice areas remained relatively flat during the twenty-four weeks ending May 11, 2007 as compared to the twenty-four weeks ending May 12, 2006. The forensic accounting and computing practice grew more than 30%, which was partially offset by a decrease in other finance practice revenues of nearly 5%. Overall, revenues outside of the U.S. represented approximately 27% of total revenues for the twenty-four weeks ended May 11, 2007, compared with 21% of total revenues for the twenty-four weeks ended May 12, 2006. The growth in revenue in our foreign offices is primarily due to an increase in demand in our chemicals and petroleum practice, largely in the Middle East.

        The total number of employee consultants increased to 718 at the end of the second quarter of fiscal 2007 from 661 at the end of the second quarter of fiscal 2006, which is primarily due to the addition of approximately 35 employee consultants from the BBG acquisition during the third quarter of fiscal 2006, as well as continued hiring and recruiting efforts. Increased billing rates for our employee consultants, which were phased in at the beginning of the first quarter of fiscal 2007, also contributed to our revenue growth. Utilization was 76% for the twenty-four weeks ended May 11, 2007 compared with 79% for the twenty-four weeks ended May 12, 2006. Revenues derived from fixed-price engagements increased to 5.1% of total revenues for the twenty-four weeks ended May 11, 2007 compared with 4.5% for the twenty-four weeks ended May 12, 2006.

        Costs of Services.    Costs of services increased $11.4 million, or 11.8%, to $107.9 million for the twenty-four weeks ended May 11, 2007 from $96.5 million for the twenty-four weeks ended May 12, 2006. The increase was due mainly to an increase in compensation expense for our employee consultants of $10.2 million, excluding NeuCo, attributable primarily to an increase in the average number of employee consultants. Our average number of employee consultants increased because of the BBG acquisition, as well as continued recruiting and hiring efforts. Excluding NeuCo, reimbursable expenses increased $2.2 million, or 12.8%, to $19.8 million for the twenty-four weeks ended May 11, 2007 from $17.6 million for the twenty-four weeks ended May 12, 2006. These increases were partially offset by the effect of the deconsolidation of NeuCo. As a percentage of revenues, cost of services increased to 62.9% for the twenty-four weeks ended May 11, 2007 from 61.7% for the twenty-four ended May 12, 2006. Of the 1.2% increase as a percentage of revenues, approximately 1.7% was due primarily to compensation expense for our employee consultants, which increased at a greater rate than revenues, which is partially offset by approximately 0.8% due to the effect of the deconsolidation of NeuCo.

        In addition, prior to the first quarter of fiscal 2007, we classified our internal information technology group's labor costs as an element of "cost of services". In recent years, the information technology group gradually became less involved in client projects and more focused on internal systems. Accordingly, we recorded these costs that are not billable to clients to "selling, general and administrative expenses" in the twenty-four weeks ending May 11, 2007 and reclassified these costs to "selling, general and administrative expenses" in the twenty-four weeks ending May 12, 2006. The effect of this reclassification was to increase the twenty-four weeks ending May 12, 2006 gross margin by $1.8 million. For the twenty-four weeks ending May 11, 2007, the information technology group expenses totaled $2.1 million. This classification has no effect on income from operations or net income.

        Selling, General, and Administrative.    Selling, general, and administrative expenses increased by $3.3 million, or 8.2%, to $43.2 million for the twenty-four weeks ended May 11, 2007 from $40.0 million for the twenty-four weeks ended May 12, 2006. Excluding NeuCo, the increase is largely due to the increases in commissions to non-employee experts of $1.5 million, rent expense of $1.4 million, recruiting fees of $1.3 million, and travel expenses of $0.9 million. These increases were partially offset by a decrease due to the effect of the deconsolidation of NeuCo. As a percentage of revenues, selling, general, and administrative expenses decreased to 25.2% for the twenty-four weeks ended May 11, 2007 from 25.4% for the twenty-four weeks ended May 12, 2006. This decrease is due primarily to the effect of the deconsolidation of NeuCo, offset partially by an increase in recruiting fees.

        As detailed previously, we classified our internal information technology group's labor costs to "selling, general and administrative expenses" for all periods presented. The effect of this reclassification was to increase the twenty-four weeks ending May 12, 2006 selling, general and administrative expenses by $1.8 million. For the twenty-four weeks ending May 11, 2007, the information technology group expenses totaled $2.1 million. This classification has no effect on income from operations or net income.

        Interest Income.    Interest income increased by $0.7 million to $2.9 million for the twenty-four weeks ended May 11, 2007 from $2.2 million for the twenty-four weeks ended May 12, 2006. This increase was mainly due to higher average interest rates. Our weighted average interest rate yield for the twenty-four weeks ended May 11, 2007 on our average cash and cash equivalent balances was approximately 5.2% annualized compared with approximately 4.2% annualized for the twenty-four weeks ended May 12, 2006.

        Interest Expense.    Interest expense remained flat at $1.5 million for the twenty-four weeks ended May 11, 2007 and May 12, 2006. Interest expense primarily represents interest incurred on the 2.875%, $90 million convertible debt, and the amortization of debt issuance costs.

        Other Income (Expense).    Other expense was $228,000 for the twenty-four weeks ended May 11, 2007 versus $173,000 for the twenty-four weeks ended May 12, 2006. Other expense consists primarily of foreign currency exchange transaction gains and losses. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies.

        Provision for Income Taxes.    The provision for income taxes was $7.7 million for the twenty-four weeks ended May 11, 2007, a decrease of $0.7 million from the twenty-four weeks ended May 12, 2006. Our effective income tax rate decreased to 35.3% for the first twenty-four weeks of fiscal 2007 from 40.6% for the first twenty-four weeks of fiscal 2006. The lower effective tax rate during the first twenty-four weeks of fiscal 2007 was primarily due to the signing of an advance pricing agreement we entered into with the Internal Revenue Service on May 11, 2007, in connection with intercompany transfer pricing arrangements beginning in fiscal 2004. As a result of the agreement, we reduced our income tax contingency reserves, resulting in an income tax benefit of $1.8 million. In addition, the lower effective tax rate was due to a lower amount of nondeductible executive officer compensation disallowed under Section 162(m) of the Internal Revenue Code and a lower amount of nondeductible share-based compensation expense than in the prior year. These decreases to the effective tax rate were offset by approximately $0.4 million relating to the losses in foreign locations which were not benefited.

        Minority Interest.    Previously, allocations of the minority share of NeuCo's net income resulted in deductions to our net income, while allocations of the minority share of NeuCo's net loss resulted in additions to our net income. Beginning in the third quarter of fiscal 2006, as more fully described in Note 5 to the condensed consolidated financials statements, we no longer consolidate NeuCo in our financials statements. Therefore, we no longer record minority interest. Minority interest in the results of operations of NeuCo allocable to its other owners was a net loss of $141,000 for the twenty-four weeks ended May 12, 2006.

        Equity Method Investment Gain (Loss), Net of Tax.    Through NeuCo's acquisition of Pegasus, as more fully described in Note 5 to the condensed consolidated financials statements, our interest in NeuCo has been reduced from 49.6% as of May 12, 2006, to 36.4% as of May 11, 2007. As a result, starting in the third quarter of fiscal 2006, we began accounting for our investment in NeuCo under the equity method of accounting. Prior to this event, we consolidated NeuCo's financial results. We record our share in the income or losses of NeuCo as equity method investment gain (loss) in the statements of income. For the twenty-four weeks ended May 11, 2007, our equity in the losses of NeuCo was $332,000, net of tax.

        Net Income.    Net income increased by $1.3 million, or 10.7%, to $13.7 million for the twenty-four weeks ended May 11, 2007 from $12.4 million for the twenty-four weeks ended May 12, 2006. Diluted net income per share increased 6.9% to $1.09 per share for the twenty-four weeks ended May 11, 2007 from $1.02 per share for the twenty-four weeks ended May 12, 2006. Net income increased at a greater rate than diluted net income per share because diluted weighted average shares outstanding increased 393,000 shares to approximately 12,570,000 shares for the twenty-four weeks ended May 11, 2007 from approximately 12,177,000 shares for the twenty-four weeks ended May 12, 2006. The increase in diluted weighted average shares outstanding for fiscal 2007 is primarily due to shares issued in connection with the BBG acquisition and stock option exercises occurring after May 12, 2006, partially offset by repurchases of common stock under our share repurchase program. In addition, common stock equivalents increased from employee share awards and shares underlying CRA's convertible debt.

Liquidity and Capital Resources

        General.    In the twenty-four weeks ended May 11, 2007, we had a net decrease in cash and cash equivalents of $17.7 million. We completed the quarter with cash and cash equivalents of $113.9 million, and working capital (defined as current assets less current liabilities) of $170.6 million.

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

        Sources and Uses of Cash in the twenty-four weeks ended May 11, 2007.    During the first twenty-four weeks of fiscal 2007, net cash used to fund operations was $7.6 million, primarily to pay approximately $46.0 million of fiscal 2006 accrued bonuses. The $27.3 million decrease in accounts payable, accrued expenses, and other liabilities compared to November 25, 2006 is primarily due to the payment of fiscal 2006 bonuses during the twenty-four weeks ending May 11, 2007. The uses of cash also included an increase in prepaid expenses and other assets of $5.6 million and excess tax benefits from share-based compensation of $1.5 million. The sources of cash in operations include net income of $13.7 million, which included a decrease in deferred income taxes of $7.3 million, depreciation and amortization expense of $4.6 million, and share-based compensation expense of $2.4 million.

        We used $4.6 million of net cash from investing activities for the first twenty-four weeks of fiscal 2007, which included $3.2 million for capital expenditures and $1.4 million for the payment of additional consideration relating to acquisitions.

        We used $5.3 million of cash from financing activities for the first twenty-four weeks of fiscal 2007. Cash used in financing activities was primarily used to repurchase 257,051 shares of our common stock for approximately $13.2 million in cash. In July 2006, we announced that our Board of Directors authorized a multi-year share repurchase program of up to a total of 500,000 shares of our common stock. The primary purpose of the repurchase plan is to offset the dilutive impact of stock options and restricted share grants that have been or may be granted to employees, independent directors, and non-employee consultants. We have now repurchased all shares authorized by the share repurchase program. This was offset by proceeds from the exercise of stock options of $6.4 million and $1.5 million from excess tax benefits on share-based compensation pursuant to SFAS No. 123R.

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

        Pursuant to the terms of the indenture governing the debentures, since the closing stock price equaled or exceeded the $50 per share contingent conversion trigger price for 20 out of 30 consecutive trading days ending on May 11, 2007, the market price conversion trigger was satisfied and holders of the debentures are able to exercise their right to convert the bonds as of the first trading day of the third quarter of fiscal 2007. This test is repeated each fiscal quarter. To date, no conversions have occurred. We believe that in the event the contingent conversion trigger price is met, it is unlikely that a significant percentage of bondholders will exercise their right to convert because the debentures have traded at a premium over their conversion value. However, since holders of the debentures are able to exercise their right to convert the bonds as of May 11, 2007 and because we intend to use amounts available under our bank line of credit in the event debenture holders exercise their rights to convert, in accordance with SFAS No. 6, "Classification of Short-Term Obligations Expected to be Refinanced", we have classified $86.0 million of the $90.0 million convertible debt, which represents the estimated amount available under our line of credit, as long-term debt as of May 11, 2007, in the accompanying condensed consolidated balance sheet, while the remaining $4.0 million is classified as short-term. Our revolving line of credit to borrow up to $90.0 million expires on April 30, 2010 and it is our intention to renew or replace the line of credit, as desirable and available, which would allow us to continue to classify our convertible debentures as long-term debt, rather than short-term in future years. In addition, the line of credit gives us additional flexibility to meet our unforeseen financial requirements.

        As early as June 15, 2011 or upon certain specified fundamental changes, we may be required to repurchase all or any portion of the debentures, at the option of each holder, which, in the event of a fundamental change involving a change of control of our firm, may include the payment of a make-whole premium.

        Borrowings under the Revolving Line of Credit.    We are party to a senior loan agreement with our bank for a $90.0 million revolving line of credit with a maturity date of April 30, 2010. Subject to the terms of the agreement, we may use borrowings under this line of credit for acquisition financing, working capital, general corporate purposes, letters of credit, and foreign exchanges contracts. The available line of credit is reduced, as necessary, to account for certain letters of credit outstanding. The $90.0 million credit facility allows us to mitigate the potential liquidity risk, and to provide funding if required, in the event of conversion by the debenture holders. Funds available under the expanded facility will allow us to continue to classify up to $90.0 million of our convertible debentures as long-term debt, rather than short-term, and will give us additional flexibility to meet our unforeseen financial requirements. There were no amounts outstanding under this line of credit as of May 11, 2007, and the line of credit then available was $88.3 million, reduced for letters of credit outstanding.

        Borrowings under our credit facility bear interest, at our option, either at LIBOR plus an applicable margin or at the prime rate. Applicable margins range from 0.75% to 1.50%, depending on the ratio of our consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the preceding four fiscal quarters, subject to various adjustments stated in the senior loan agreement. These margins are adjusted both quarterly and each time we borrow under the credit facility. Interest is payable monthly. A commitment fee of 0.165% is payable on the unused portion of the credit facility. Borrowings under the credit facility are secured by 100% of the stock of certain of our U.S. subsidiaries and by 65% of the stock of certain of our foreign subsidiaries, amounting to net assets of approximately $117.0 million as of May 11, 2007.

        Debt Restrictions.    Under our senior loan agreement, we must comply with various financial and non-financial covenants. The financial covenants require us to maintain a minimum consolidated working capital of $25.0 million and require us to comply with a consolidated total debt to EBITDA ratio of not more than 3.5 to 1.0 and a consolidated senior debt to EBITDA ratio of not more than 2.0 to 1.0. Compliance with these financial covenants is tested on a fiscal quarterly basis. In March 2005, we amended the definition of "current liabilities" included in the working capital covenant of the senior credit agreement to exclude any convertible subordinated debt for which we have not been notified of the intention to convert. The non-financial covenants of the senior credit agreement place certain restrictions on our ability to incur additional indebtedness, engage in acquisitions or dispositions, and enter into business combinations. Any indebtedness outstanding under the senior credit facility may become immediately due and payable upon the occurrence of stated events of default, including our failure to pay principal, interest or fees or a violation of any financial covenant.

        As of May 11, 2007, we were in compliance with our covenants under the senior credit agreement.

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

        The purchase agreements for BBG and other acquisitions we completed in fiscal 2005 and 2004 provide for additional purchase consideration for up to five years following the transactions, if specific performance targets are met. These earnouts are payable in cash and/or our common stock. During the second quarter of fiscal 2007, we recorded an additional $1.0 million liability related to these acquisitions, which will be paid in cash and common stock during fiscal 2007. During the third quarter of fiscal 2006, we recorded an additional $1.5 million of purchase price, including $1.2 million in promissory notes and $0.3 million of our common stock, related to these acquisitions. All of the promissory notes, except for $0.1 million, were paid in the first quarter of fiscal 2007.

        In June 2007, we announced that our Board of Directors authorized a share repurchase program of up to a total of 1,500,000 shares of our common stock. We will finance the repurchase program with available cash and cash from future operations. We may repurchase shares in open market purchases or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations.

        In connection with our acquisition of InteCap, Inc. completed in fiscal 2004, certain InteCap employees purchased an aggregate of 87,316 shares of common stock in exchange for full recourse, interest-bearing notes, maturing in June 2007, totaling approximately $2.9 million. These notes, net of principal payments received, are recorded as a reduction of shareholders' equity as of May 11, 2007. Substantially all of these notes were paid in June 2007.

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

        The majority of our operations are based in the U.S., and accordingly, the majority of our transactions are denominated in U.S. dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of foreign currencies. Our primary foreign currency exposures relate to our short-term intercompany balances with our foreign subsidiaries and accounts receivable and cash valued in the United Kingdom in U.S. dollars. Our primary foreign subsidiaries have functional currencies denominated in the British pound, Australian dollar, and Euro, and foreign denominated assets and liabilities are remeasured each reporting period with any exchange gains and losses recorded in our consolidated statements of operations. We manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies. Based on currency exposures existing at May 11, 2007, a hypothetical 10% movement in foreign exchange rates would not expose us to significant gains or losses in earnings or cash flows. We may use derivative instruments to manage the risk of exchange rate fluctuations. However, at May 11, 2007, we had no outstanding derivative instruments. We do not use derivative instruments for trading or speculative purposes.

Interest Rate Risk

        We maintain an investment portfolio consisting mainly of investment grade money market funds, corporate obligations and government obligations with a weighted average maturity of less than one year. These held-to-maturity securities are subject to interest rate risk. However, a hypothetical change in the interest rate of 10% would not have any impact to the fair values of these securities at May 11, 2007 primarily due to their short maturity and our intent to hold the securities to maturity. There have been no significant changes since November 25, 2006.

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

Evaluation of Changes in Internal Control over Financial Reporting

        Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we have determined that, during the second quarter of fiscal 2007, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to affect, materially our internal control over financial reporting.

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

PART II.    OTHER INFORMATION

ITEM 1.    Legal Proceedings

        On March 13, 2007, an Administrative Law Judge in the matter entitled Enron Power Marketing, Inc. and Enron Energy Services, Inc. [Docket No. EL03-180-000], et al. submitted before the Federal Energy Regulatory Commission ("FERC") a Certification of Question Regarding Suspension of Witness and Attorneys Pursuant to Rule 2102. The Administrative Law Judge's order recommended a hearing before FERC to determine if Dr. Jan Acton, a CRA employee, CRA, and unnamed "Enron Attorneys" should be suspended from appearing and practicing before FERC based on certain data production Enron made to FERC in August 2001. CRA employees assisted Enron attorneys with the data production in 2001.

        In April 2007, FERC issued an order directing the issue to Chief Administrative Law Judge Curtis Wagner for further proceedings. The Chief Administrative Law Judge recently concluded that there was absolutely no evidence that CRA or its employees engaged in any unethical or improper professional conduct in connection with the matter and recommended that the FERC terminate any further proceedings. The recommendation is still subject to the issuance of a final order by the FERC.

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

        As of May 11, 2007, we had restrictive covenant contracts, which could include non-competition agreements, with 49 of our non-employee experts. The limitation or termination of any of their relationships with us, or competition from any of them after these agreements expire, could harm our reputation, reduce our business opportunities and adversely affect our revenues and results of operations.

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

Regulatory and legislative changes affecting our clients, practice areas, competitors, or staff could have an impact on our business.

        Many of our clients are in highly regulated industries. Regulatory and legislative changes in these industries could impact the market for our service offerings and could render our current service offerings obsolete, reduce the demand for our services, or impact the competition for consulting and expert services.

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

Our debt obligations may adversely impact our financial performance

        In June and July of 2004, we issued a total of $90.0 million of 2.875% convertible senior subordinated debentures due 2034. We had previously operated with little or no debt, and our previous payments of interest had not been material. The interest we are required to pay on these debentures reduces our net income each year and will continue to do so until the debentures are no longer outstanding. The terms of the debentures also include provisions that could accelerate our obligation to repay all amounts outstanding under the debentures if certain events happen, such as our failure to pay interest in a timely manner, failure to pay principal upon redemption or repurchase, failure to deliver cash, shares of common stock, or other property upon conversion and other specified events of default. In addition, on June 15, 2011, June 15, 2014, June 15, 2019, June 15, 2024 and June 15, 2029, or following specified fundamental changes, holders of the debentures may require us to repurchase their debentures for cash. On December 14, 2004, we irrevocably elected to settle with cash 100% of the principal amount of the debentures upon conversion thereof, and holders of the debentures may convert them if our stock price exceeds $50 per share for at least 20 out of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. On April 27, 2007, the last reported sales price of our common stock was greater than $50 per share for the twentieth day in the thirty consecutive trading day period ending on the last day of the second fiscal quarter ending on May 11, 2007. Because of this occurrence, holders of the debentures may convert the bonds during our third fiscal quarter ended August 31, 2007. This test is repeated each fiscal quarter. To date, no conversions have occurred. On June 20, 2005, we amended our loan agreement with our bank to increase the existing line of credit from $40.0 million to $90.0 million to mitigate the potential liquidity risk, and to provide funding if required, in the event of conversion by the debenture holders. We intend to use the amounts available under our bank line of credit, in the event debenture holders exercise their rights to convert. The degree to which we are leveraged could adversely affect our ability to obtain further financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures.

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

The market price of our common stock may be volatile

        The market price of our common stock has fluctuated widely and may continue to do so. For example, from May 12, 2006, to May 11, 2007, the trading price of our common stock ranged from a high of $54.94 per share to a low of $41.50 per share. Many factors could cause the market price of our common stock to rise and fall. Some of these factors are:

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        The following table provides information about our repurchases of shares of our common stock during the twelve weeks ended May 11, 2007. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the quarter into three equal periods of four weeks.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
February 17, 2007, to March 16, 2007	—		—	—	—
March 17, 2007, to April 13, 2007	257,051	(2)	$51.42	257,051	—
April 14, 2007, to May 11, 2007	—		—	—	—

(1)
We are a party to a stock restriction agreement with certain shareholders under which we have specified rights to repurchase shares of common stock held by them, as described in more detail in our proxy statement for our 2007 annual meeting of shareholders under the heading "Transactions with Related Parties—Stock restriction agreement."

(2)
On July 26, 2006, we issued a press release announcing that our board of directors has approved the repurchase from time to time of up to 500,000 shares of our common stock. During the period covered by this report, we purchased the remaining shares authorized under this plan.

ITEM 3.    Defaults Upon Senior Securities

        None.

ITEM 4.    Submission of Matters to a Vote of Security Holders

        On April 20, 2007, we held our annual meeting of shareholders. Our shareholders elected James C. Burrows and Carl Shapiro to serve as Class III directors for three-year terms. In addition, the terms of office of our other directors, Basil L. Anderson, William F. Concannon, Ronald T. Maheu, Rowland T. Moriarty, Nancy L. Rose, and Steven C. Salop continued after our annual meeting of shareholders. Our shareholders also voted to approve our Cash Incentive Plan and to ratify the appointment by our audit committee of KPMG LLP as our independent registered public accounting firm for the fiscal year ending November 24, 2007.

The votes cast to elect our Class III directors were:

Director	Votes For	Votes Withheld
James C. Burrows	9,599,758	734,861
Carl Shapiro	9,146,656	1,187,963

The votes cast to approve our Cash Incentive Plan were:

For	Against	Abstain
9,125,085	1,198,996	10,538

The votes cast to ratify the appointment by our audit committee of KPMG LLP as our independent registered public accounting firm for the fiscal year ending November 24, 2007 were:

For	Against	Abstain
10,277,345	55,141	2,133

ITEM 5.    Other Information

        None.

ITEM 6.    Exhibits

Item No.	Description
10.1	CRA International, Inc. 2006 Equity Incentive Plan, as amended as of April 19, 2007 (incorporated by reference to Exhibit 99.1 to our current report on Form 8-K filed on April 24, 2007)
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1	Section 1350 certification

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRA INTERNATIONAL, INC.
Date: June 20, 2007	By:	/s/ JAMES C. BURROWS James C. Burrows President, Chief Executive Officer
Date: June 20, 2007	By:	/s/ WAYNE D. MACKIE Wayne D. Mackie Executive Vice President, Treasurer, Chief Financial Officer

EXHIBIT INDEX

Item No.	Description
10.1	CRA International, Inc. 2006 Equity Incentive Plan, as amended as of April 19, 2007 (incorporated by reference to Exhibit 99.1 to our current report on Form 8-K filed on April 24, 2007)
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1	Section 1350 certification