Form 10-Q
period 2007-08-31
CRA INTERNATIONAL, INC.
filed 2007-10-10
CIK 1053706

Use these links to rapidly review the document
INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2007
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 8, 2007
Common Stock, no par value per share	10,989,070 shares

CRA International, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

CRA International, Inc.

Condensed Consolidated Statements of Income (unaudited)

(In thousands, except per share data)

	Sixteen Weeks Ended		Forty Weeks Ended
	August 31, 2007	September 1, 2006	August 31, 2007	September 1, 2006
Revenues	$124,301	$107,001	$295,938	$263,568
Costs of services	77,194	67,029	185,083	163,560

Gross profit	47,107	39,972	110,855	100,008
Selling, general and administrative expenses	32,120	24,984	75,353	64,939

Income from operations	14,987	14,988	35,502	35,069
Interest income	1,546	1,597	4,493	3,831
Interest expense	(1,004)	(1,025)	(2,529)	(2,561)
Other income (expense)	(226)	(130)	(454)	(303)

Income before provision for income taxes, minority interest, and equity method investment gain (loss)	15,303	15,430	37,012	36,036
Provision for income taxes	(6,519)	(6,218)	(14,179)	(14,575)

Income before minority interest and equity method investment gain (loss)	8,784	9,212	22,833	21,461
Minority interest	—	—	—	141
Equity method investment gain (loss), net of tax	(196)	(496)	(528)	(496)

Net income	$8,588	$8,716	$22,305	$21,106

Net income per share:
Basic	$0.77	$0.76	$1.96	$1.85

Diluted	$0.72	$0.71	$1.81	$1.73

Weighted average number of shares outstanding:
Basic	11,133	11,529	11,363	11,389

Diluted	11,955	12,252	12,322	12,207

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except share data)

	August 31, 2007	November 25, 2006
Assets
Current assets:
Cash and cash equivalents	$83,982	$131,570
Accounts receivable, net of allowances of $9,408 in 2007 and $6,324 in 2006	75,109	71,161
Unbilled services	45,624	39,319
Prepaid expenses and other assets	5,472	3,701
Deferred income taxes	11,080	13,998

Total current assets	221,267	259,749
Property and equipment, net	27,480	25,055
Goodwill	151,102	141,253
Intangible assets, net of accumulated amortization of $6,252 in 2007 and $4,976 in 2006	7,269	8,286
Deferred income taxes, net of current portion	499	2,425
Other assets	15,709	9,128

Total assets	$423,326	$445,896

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$13,728	$11,939
Accrued expenses	64,496	80,788
Deferred revenue and other liabilities	1,066	892
Current portion of deferred compensation	1,297	2,865
Deferred income taxes	83	—
Current portion of notes payable to former shareholders	242	242
Current portion of convertible debentures payable	—	3,000

Total current liabilities	80,912	99,726
Convertible debentures payable, net of current portion	90,000	87,000
Deferred rent and other non-current liabilities	7,499	6,416
Deferred compensation and other non-current liabilities	3,631	694
Deferred income taxes, net of current portion	3,807	3,284
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 10,739,587 and 11,462,082 shares issued and outstanding in 2007 and 2006, respectively	90,087	128,582
Receivables from employees	(917)	(2,705)
Retained earnings	139,340	117,035
Foreign currency translation	8,967	5,864

Total shareholders' equity	237,477	248,776

Total liabilities and shareholders' equity	$423,326	$445,896

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Forty Weeks Ended
	August 31, 2007	September 1, 2006
Operating activities:
Net income	$22,305	$21,106
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,729	7,610
Loss on disposal of property and equipment	304	88
Deferred rent	1,240	(790)
Share-based compensation expense	4,091	3,543
Excess tax benefit from share-based compensation	(2,254)	—
Deferred income taxes	5,716	(1,914)
Equity in losses of NeuCo	528	496
Minority interest	—	(141)
Changes in operating assets and liabilities, exclusive of acquisitions:
Accounts receivable	(3,052)	(4,116)
Unbilled services	(5,742)	(6,926)
Prepaid expenses and other assets	(4,125)	(318)
Accounts payable, accrued expenses, and other liabilities	(14,550)	3,264

Net cash provided by operating activities	12,190	21,902
Investing activities:
Purchase of property and equipment	(8,681)	(4,809)
Reduction in cash due to deconsolidation of NeuCo	—	(4,815)
Acquisitions of business, net of cash acquired	(7,113)	(19,119)
Payments on notes receivables	(2,350)	—

Net cash used in investing activities	(18,144)	(28,743)
Financing activities:
Excess tax benefits from share-based compensation	2,254	1,372
Repurchase of common stock	(56,723)	(2,535)
Issuance of common stock upon exercise of stock options	10,861	6,396
Collections on receivables from shareholders	2,214	409
Tax withholding payments reimbursed by restricted shares	(349)	—

Net cash provided by (used in) financing activities	(41,743)	5,642
Effect of foreign exchange rates on cash and cash equivalents	109	(791)

Net decrease in cash and cash equivalents	(47,588)	(1,990)
Cash and cash equivalents at beginning of period	131,570	115,203

Cash and cash equivalents at end of period	$83,982	$113,213

Non-cash investing activities:
Effect of equity method investment in NeuCo	$—	$(258)
Non-cash financing activities:
Issuance of common stock for acquired business	$618	$5,409
Notes payable issued for acquired business	$371	$—
Notes receivable in exchange for shares	$—	$60
Supplemental cash flow information:
Cash paid for income taxes	$9,346	$17,374

Cash paid for interest	$2,743	$2,722

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statement of Shareholders' Equity (unaudited)

(In thousands, except share data)

	Common Stock
	Shares Issued	Amount	Receivables from Employees	Retained Earnings	Foreign Currency Translation	Total Shareholders' Equity
BALANCE AT NOVEMBER 25, 2006	11,462,082	$128,582	$(2,705)	$117,035	$5,864	$248,776
Net income	—	—	—	22,305	—	22,305
Foreign currency translation adjustment	—	—	—	—	3,103	3,103

Comprehensive income	—	—	—	—	—	25,408
Exercise of stock options	416,929	10,861	—	—	—	10,861
Share-based compensation expense for employees	—	4,025	—	—	—	4,025
Restricted share vesting	28,011	—	—	—	—	—
Repurchase of vested employee restricted shares for tax withholding	(7,837)	(402)	—	—	—	(402)
Shares repurchased	(1,172,286)	(56,723)	—	—	—	(56,723)
Tax benefit on stock option exercises and restricted share vesting	—	3,060	—	—	—	3,060
Issuance of common stock in connection with business acquisitions	12,688	618	—	—	—	618
Notes receivable issued to employees	—	—	(470)	—	—	(470)
Payments received on notes receivable from employees	—	—	2,258	—	—	2,258
Share-based compensation expense for non-employees	—	66	—	—	—	66

BALANCE AT AUGUST 31, 2007	10,739,587	$90,087	$(917)	$139,340	$8,967	$237,477

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

2.    Unaudited Interim Consolidated Financial Statements and Estimates

        The condensed consolidated statements of income for the sixteen and forty weeks ended August 31, 2007, and September 1, 2006, the condensed consolidated balance sheet as of August 31, 2007, the condensed consolidated statements of cash flows for the forty weeks ended August 31, 2007, and September 1, 2006, and the condensed consolidated statement of shareholders' equity for the forty weeks ended August 31, 2007, are unaudited. The November 25, 2006 consolidated balance sheet is derived from CRA's audited consolidated financial statements included in its Annual Report on Form 10-K as of that date. In the opinion of management, these statements include all adjustments necessary for a fair presentation of CRA's consolidated financial position, results of operations, and cash flows. The consolidated statements of income include the operations of CRA's acquired companies since their respective dates of acquisition.

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

4.    Reclassifications

        In recent years, the information technology group gradually became less involved in client engagements and more focused on internal systems. Accordingly, certain expenses related to CRA's information technology group not billable to clients in the prior period's consolidated statements of income have been reclassified to conform to the current year's presentation. For the sixteen and forty weeks ended September 1, 2006, $1.2 million and $3.0 million has been reclassified from "costs of services" to "selling, general, and administrative expenses", respectively. For the sixteen and forty weeks ended August 31, 2007, the information technology group expenses totaled $1.4 million and $3.5 million, respectively.

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

        The Company records its equity in the income or losses of NeuCo and reports such amounts in "equity method investment gain (loss), net of tax" in the accompanying condensed consolidated statements of income. During the first quarter of fiscal 2007, NeuCo changed its interim reporting schedule to a calendar month end, but its fiscal year end will remain the last Saturday in November. The first three fiscal quarters of CRA's fiscal year could include up to a three-week reporting lag between CRA's quarter end and the most recent financial statements available from NeuCo. CRA does not believe the reporting lag will have a significant impact on CRA's consolidated statements of income or financial condition. For the sixteen and forty weeks ended August 31, 2007, the Company's equity in the losses of NeuCo totaled $196,000 and $528,000, respectively, which are net of tax benefits of $137,000 and $370,000, respectively. At August 31, 2007, the carrying value of the Company's equity investment in NeuCo was $0.9 million and is reported in other non-current assets.

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

        CRA recognizes substantially all of its revenues under written service contracts with its clients where the fee is fixed or determinable, as the services are provided, and only in those situations where collection from the client is reasonably assured. In certain limited cases CRA provides services to its clients without sufficient contractual documentation to allow CRA to recognize revenue in accordance with U.S. GAAP. In these cases, where CRA invoices clients, these amounts are fully reserved until all criteria for recognizing revenue are met. Most of CRA's revenue is derived from time-and-materials service contracts. Revenues from time-and-materials service contracts are recognized as services are provided based upon hours worked and contractually agreed-upon hourly rates, as well as a computer services fee based upon hours worked. Revenues from fixed-price engagements are recognized on a proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. CRA derived 7.1% and 5.9% of revenues from fixed-price engagements in the sixteen and forty weeks ended August 31, 2007, respectively. CRA derived 5.9% and 5.1% of revenues from fixed-price engagements in the sixteen and forty weeks ended September 1, 2006, respectively. Project costs are based on the direct salary and associated fringe benefits of the consultants on the engagement plus all direct expenses incurred to complete the engagement that are not reimbursed by the client. The proportional performance method is used since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and terms set forth in the contract, and are indicative of the level of benefit provided to CRA's clients. The fixed-price contracts generally include a termination provision that converts the agreement to a time-and-materials contract in the event of termination of the contract. There are no costs that are deferred and amortized over the contract term. CRA's management maintains contact with project managers to discuss the status of the projects and, for fixed-price engagements, management is updated on the budgeted costs and resources required to complete the project. These budgets are then used to calculate revenue recognition and to estimate the anticipated income or loss on the project. In the past, CRA has occasionally been required to commit unanticipated additional resources to complete projects, which have resulted in lower than anticipated income or losses on those contracts. CRA may experience similar situations in the future. Provisions for estimated losses on contracts are made during the period in which such losses become probable and can be reasonably estimated. To date, such losses have not been significant.

        Revenues also include reimbursements, or expenses billed to clients, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. These reimbursable expenses are as follows (in thousands):

	Sixteen Weeks Ended		Forty Weeks Ended
	August 31, 2007	September 1, 2006	August 31, 2007	September 1, 2006
Reimbursable expenses billed to clients	$16,990	$12,550	$36,815	$30,412

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

8.    Goodwill

        The changes in the carrying amount of goodwill during the forty weeks ended August 31, 2007, are as follows (in thousands):

Balance at November 25, 2006	$141,253
Goodwill adjustments	7,588
Effect of foreign currency translation	2,261

Balance at August 31, 2007	$151,102

        The purchase agreements for the acquisitions completed in fiscal 2006, fiscal 2005, and fiscal 2004 provide for additional purchase consideration for up to five years following the transactions, if specific performance targets are met. These earnouts are payable in cash and/or CRA common stock. The goodwill adjustments, during the forty weeks ended August 31, 2007, are primarily related to an additional $7.5 million of purchase price related to these acquisitions, which will be paid in cash and common stock during fiscal 2007 or fiscal 2008. These payments, and any additional payments related to these contingencies, have been and will be accounted for as additional goodwill.

9.    Private Placement of Convertible Debt

        In 2004, CRA completed a private placement of $90.0 million of 2.875% convertible senior subordinated debentures due 2034. The debentures are CRA's direct, unsecured senior subordinated obligations and rank junior in right of payment to CRA's existing bank line of credit and any future secured indebtedness that CRA may designate as senior indebtedness. Pursuant to the terms of the indenture governing the debentures, since the closing stock price did not equal or exceed the $50 per share contingent conversion trigger price for 20 out of 30 consecutive trading days ended on August 31, 2007, the market price conversion trigger was not satisfied and holders of the debentures are not able to exercise their right to convert the bonds during the fourth quarter of fiscal 2007. This test is repeated each fiscal quarter. To date, no conversions have occurred.

        In June 2005, the Company amended its loan agreement with its bank to increase the existing line of credit from $40.0 million to $90.0 million to mitigate the potential liquidity risk, and to provide funding if required, in the event of conversion by the debenture holders. CRA believes that in the event the contingent conversion trigger price is met, it is unlikely that a significant percentage of bondholders will exercise their right to convert because the debentures have traded at a premium over their conversion value. Since holders of the debentures are not able to exercise their right to convert the bonds as of August 31, 2007, CRA has classified the $90.0 million convertible debt as long-term debt as of August 31, 2007 in the accompanying condensed consolidated balance sheet. In May 2007, CRA amended its loan agreement to extend the maturity date on the line of credit from April 30, 2009 to April 30, 2010. It is CRA's intention to renew or replace the line of credit upon expiration, as desirable and available, which would allow CRA to continue to classify the convertible debentures as long-term debt, rather than short-term in future periods. In addition, the line of credit gives CRA additional flexibility to meet any unforeseen financial requirements.

        The contingent interest feature included in the debenture represents an embedded derivative under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") that must be recorded at fair value as of August 31, 2007. The Company has determined that the fair value of the contingent interest feature is de minimis as of August 31, 2007, based upon economic, market and other conditions in effect as of that date. There are no other embedded derivatives associated with the Company's convertible debentures that are accounted for separately in accordance with FAS 133.

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

	Sixteen Weeks Ended		Forty Weeks Ended
	August 31, 2007	September 1, 2006	August 31, 2007	September 1, 2006
Basic weighted average shares outstanding	11,133	11,529	11,363	11,389
Common stock equivalents:
Stock options and restricted shares	402	507	479	518
Shares underlying the debentures	420	216	480	300

Diluted weighted average shares outstanding	11,955	12,252	12,322	12,207

        During the sixteen and forty weeks ended August 31, 2007, CRA issued 23,909 and 152,470 restricted shares, respectively, that were not vested as of August 31, 2007. During the sixteen and forty weeks ended August 31, 2007, CRA granted 7,500 and 32,500 options, respectively.

        Under Emerging Issues Task Force of the Financial Accounting Standards Board (the "EITF") No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share", which is effective for periods ending after December 15, 2004, and EITF 90-19, "Convertible Bonds with Issuer Option to Settle for Cash upon Conversion", because of CRA's obligation to settle the par value of the convertible debentures in cash, the Company is not required to include any shares underlying the convertible debentures in its diluted weighted average shares outstanding until the average stock price per share for the quarter exceeds the $40 conversion price and only to the extent of the additional shares CRA may be required to issue in the event CRA's conversion obligation exceeds the principal amount of the debentures converted. At such time, only the number of shares that would be issuable (under the "treasury" method of accounting for share dilution) are included, which is based upon the amount by which the average stock price exceeds the conversion price. The average stock price for the sixteen and forty weeks ended August 31, 2007 was $49.16 and $50.88 per share; therefore, 420,000 and 480,000 shares underlying the debentures were included in the diluted weighted average shares outstanding for the sixteen and forty weeks ended August 31, 2007, respectively. The average stock price for the sixteen and forty weeks ended September 1, 2006 was $44.24 and $46.20 per share; therefore, 216,000 and 300,000 shares underlying the debentures were included in the diluted weighted average shares outstanding for the sixteen and forty weeks ended September 1, 2006.

        Basic weighted average shares outstanding for the sixteen and forty weeks ended August 31, 2007 decreased compared to the comparable periods in fiscal 2006, primarily as a result of the repurchase of shares by CRA during the second and third quarters of fiscal 2007, offset by stock issued due to stock option exercises and as additional purchase consideration under acquisitions CRA previously completed.

        As part of the earnout provisions included in the acquisition agreements for acquisitions CRA completed in fiscal 2006, fiscal 2005, and fiscal 2004, CRA may settle a portion of its obligations through the issuance of its common stock. Issuance of these shares is contingent upon certain provisions of the acquisition agreements. All shares for which the necessary conditions underlying the earnout provisions have been met as of August 31, 2007 are included in basic and diluted weighted average shares outstanding as of the point in time that the shares were issued.

11.    Comprehensive Income

        Comprehensive income represents net income reported in the accompanying condensed consolidated statements of income adjusted for changes in CRA's foreign currency translation account. A reconciliation of comprehensive income is as follows (in thousands):

	Forty Weeks Ended
	August 31, 2007	September 1, 2006
Net income	$22,305	$21,106
Change in foreign currency translation	3,103	5,578

Comprehensive income	$25,408	$26,684

12.    Accounting Pronouncements

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

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). FAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of FAS 157, guidance for applying fair value was incorporated in several accounting pronouncements. FAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about fair value measurements. While FAS 157 does not add any new fair value measurements, it does change current practice. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. CRA expects to adopt FAS 157 in the first quarter of fiscal 2008. CRA has determined that the adoption of FAS 157 will not have a material impact on its consolidated statement of income or financial condition.

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("FAS 159"). FAS 159 allows entities to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected must be reported in earnings at each subsequent reporting date. The fair value option can be applied instrument by instrument, however the election is irrevocable. FAS 159 is effective for fiscal years beginning after November 15, 2007. CRA expects to adopt FAS 159 in the first quarter of fiscal 2008. CRA has determined that the adoption of FAS 159 will not have a material impact on its consolidated statement of income or financial condition.

13.    Commitments & Contingencies

        In connection with acquisitions completed during fiscal 2006, fiscal 2005, and fiscal 2004, CRA agreed to pay additional consideration, in cash, and common stock for some of these acquisitions, contingent on the achievement of specific performance targets by the respective acquired businesses. CRA believes that it will have sufficient funds to satisfy any obligations related to the contingent consideration. CRA expects to fund these contingent cash payments, if any, from existing cash resources, cash generated from operations, or financing transactions.

14.    Accrued Expenses

        Accrued expenses consist of the following (in thousands):

	August 31, 2007	November 25, 2006
Compensation and related expenses	$56,954	$69,467
Income taxes payable	512	3,589
Accrued interest	587	1,179
Other	6,443	6,553

Total	$64,496	$80,788

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

        Revenues also include reimbursements, or expenses billed to clients, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. These reimbursable expenses are as follows (in thousands):

	Sixteen Weeks Ended		Forty Weeks Ended
	August 31, 2007	September 1, 2006	August 31, 2007	September 1, 2006
Reimbursable expenses billed to clients	$16,990	$12,550	$36,815	$30,412

        Our normal payment terms are 30 days from the invoice date. For both the sixteen weeks ended August 31, 2007, and September 1, 2006, our average days sales outstanding, or DSOs, were 108 days. We calculate DSOs by dividing the sum of our accounts receivable and unbilled services balance, net of deferred revenue, at the end of the quarter by average daily revenues. Average daily revenues are calculated by dividing quarter revenues by the number of days in a quarter. Our project managers and finance personnel monitor payments from our clients and assess any collection issues. We maintain accounts receivable allowances for estimated losses resulting from clients' failure to make required payments. We base our estimates on our historical collection experience, current trends, and credit policy. In determining these estimates, we examine historical write-offs of our receivables and review client accounts to identify any specific customer collection issues. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. A failure to estimate accurately the accounts receivable allowances and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition, and results of operations. As of August 31, 2007, and November 25, 2006, $9.4 million and $6.3 million was provided for accounts receivable allowances, respectively.

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

        Impairment of Goodwill and Other Intangible Assets.    We account for acquisitions of consolidated companies under the purchase method of accounting pursuant to SFAS No. 141, "Business Combinations". Goodwill represents the purchase price of acquired businesses in excess of the fair market value of net assets acquired. Intangible assets consist principally of non-competition agreements, which are amortized on a straight-line basis over the related estimated lives of the agreements (eight to ten years), as well as customer relationships, backlog, trade names, and property leases, which are amortized on a straight-line basis over their remaining useful lives (one to ten years).

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), goodwill and intangible assets with indefinite lives are not subject to amortization, but are monitored annually for impairment, or more frequently if there are indicators of impairment. Any impairment would be measured based upon the fair value of the related asset based on the provisions of SFAS No. 142. Because we have one reporting segment, under SFAS No. 142, we utilize the entity-wide approach for assessing goodwill for impairment and compare its market value to its net book value to determine if an impairment exists. There were no impairment losses related to goodwill in fiscal 2006, nor were there any indications of impairment in the forty weeks ended August 31, 2007. If we determine through the impairment review process that goodwill has been impaired, we would record the impairment charge in our consolidated statement of income. The goodwill amount for acquisitions is initially recorded based upon a preliminary estimated purchase price allocation and is subject to change. Any preliminary purchase price allocation is based upon our estimate of fair value, and is finalized as we receive other information relevant to the acquisition, such as exit costs related to lease obligations.

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

        Our financial statements contain certain deferred tax assets and liabilities that result from temporary differences between book and tax accounting, as well as net operating loss carryforwards. SFAS No. 109, "Accounting for Income Taxes," requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The decision to record a valuation allowance requires varying degrees of judgment based upon the nature of the item giving rise to the deferred tax asset. As a result of operating losses incurred in certain of our foreign subsidiaries, and uncertainty as to the extent and timing of profitability in future periods, we recorded valuation allowances in certain of these foreign subsidiaries based on the facts and circumstances affecting each subsidiary. Had we not recorded these allowances, we would have reported a lower effective tax rate than was recognized in our statements of income in fiscal 2006 and during the first forty weeks of fiscal 2007. If the realization of deferred tax assets is considered more likely than not, an adjustment to the net deferred tax assets would increase net income in the period such determination was made. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is possible that changes in these estimates in the near term could materially affect our financial condition and results of operations.

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

Results of Operations—For the Sixteen and Forty Weeks Ended August 31, 2007, Compared to the Sixteen and Forty Weeks Ended September 1, 2006

        The following table provides operating information as a percentage of revenues for the periods indicated:

	Sixteen Weeks Ended		Forty Weeks Ended
	August 31, 2007	September 1, 2006	August 31, 2007	September 1, 2006
Revenues	100.0%	100.0%	100.0%	100.0%
Costs of services	62.1	62.6	62.5	62.1

Gross margin	37.9	37.4	37.5	37.9
Selling, general and administrative expenses	25.8	23.4	25.5	24.6

Income from operations	12.1	14.0	12.0	13.3
Interest income	1.2	1.5	1.5	1.5
Interest expense	(0.8)	(1.0)	(0.9)	(1.0)
Other income (expense)	(0.2)	(0.1)	(0.1)	(0.1)

Income before provision for income taxes, minority interest, and equity method investment gain (loss)	12.3	14.4	12.5	13.7
Provision for income taxes	(5.2)	(5.8)	(4.8)	(5.6)

Income before minority interest and equity method investment gain (loss)	7.1	8.6	7.7	8.1
Minority interest	—	—	—	0.1
Equity method investment gain (loss), net of tax	(0.2)	(0.5)	(0.2)	(0.2)

Net income	6.9%	8.1%	7.5%	8.0%

Results of Operations—Sixteen Weeks Ended August 31, 2007, Compared to Sixteen Weeks Ended September 1, 2006

        Revenues.    Revenues increased $17.3 million, or 16.2%, to $124.3 million for the third quarter of fiscal 2007 from $107.0 million for the third quarter of fiscal 2006. This growth is due primarily to an increased demand for our services and to a lesser extent an increase in client reimbursable expenses. Our chemicals and petroleum, energy and environment, and forensic accounting and computing practices grew internationally and our competition, finance, and transfer pricing practices grew in North America. These increases were partially offset by a decrease in demand for our services in our pharmaceuticals practice. Overall, revenues outside of North America represented approximately 26% of revenues for the third quarter of fiscal 2007, compared with approximately 25% of revenues for the third quarter of fiscal 2006. The growth in revenue in our international offices is primarily due to an increase in demand for our services, largely in the Middle East, and expansion of our London-based practices. Our business consulting revenues grew more than 25% from the third quarter of fiscal 2006, which was driven by a greater demand for our services primarily in our chemicals and petroleum and energy and environment practice areas. Our chemicals and petroleum practice grew nearly 50% and energy and environment practice grew nearly 30% due to an increase in demand for our services. These increases were partially offset by our pharmaceuticals practice, which decreased nearly 30% from the third quarter of fiscal 2006, due primarily to a decrease in demand for our services related to two large client engagements. Our finance revenues grew nearly 20% from the third quarter of fiscal 2006, as new and ongoing projects in the finance and forensic accounting and computing practices increased. Our finance practice grew nearly 15% as a result of renewed activity in securities litigation cases as well as the start of several new engagements. Our economic litigation revenues grew by nearly 10% which was driven by an increase in revenue in the transfer pricing and competition practices due to an increase in a demand for our services. Our competition practice continues to be our largest practice in terms of revenue.

        The total number of employee consultants increased to 767 at the end of the third quarter of fiscal 2007 from 723 at the end of the third quarter of fiscal 2006, which is primarily due to continued hiring and recruiting efforts. Increased billing rates for our employee consultants, which were phased in at the beginning of the first quarter of fiscal 2007, also contributed to our revenue growth. Utilization was 76% for the third quarters of fiscal 2007 and fiscal 2006. Revenues derived from fixed-price engagements increased to 7.1% of revenues for the third quarter of fiscal 2007 from 5.9% for the third quarter of fiscal 2006.

        Costs of Services.    Costs of services increased $10.2 million, or 15.2%, to $77.2 million for the third quarter of fiscal 2007 from $67.0 million for the third quarter of fiscal 2006. The increase was due mainly to an increase in compensation expense for our employee consultants of $5.7 million due primarily to an increase in the average number of employee consultants. Our average number of employee consultants increased due to continued recruiting and hiring efforts. In addition, reimbursable expenses increased $4.4 million, or 35.4%, to $17.0 million in the third quarter of fiscal 2007 from $12.6 million in the third quarter of fiscal 2006. As a percentage of revenues, costs of services decreased to 62.1% for the third quarter of fiscal 2007 from 62.6% for the third quarter of fiscal 2006. The 0.5% decrease as a percentage of revenues was primarily due to a 2.5% decrease in compensation expense and related fringe costs for our employee consultants, offset by a 1.9% increase as a percentage of revenues in client reimbursable expenses.

        Prior to the first quarter of fiscal 2007, we classified our internal information technology group's labor costs as an element of "cost of services". In recent years, the information technology group gradually became less involved in client projects and more focused on internal systems. Accordingly, we recorded these costs that are not billable to clients to "selling, general and administrative expenses" in all periods presented. The effect of this reclassification was to increase the third quarter of fiscal 2006 gross margin by $1.2 million. For the third quarter of fiscal 2007, the information technology group expenses totaled $1.4 million. This classification has no effect on income from operations or net income.

        Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses increased by $7.1 million, or 28.6%, to $32.1 million for the third quarter of fiscal 2007 from $25.0 million for the third quarter of fiscal 2006. The increase is primarily due to increases in commissions to non-employee experts of $1.9 million. In addition, the increases in rent expense of $1.8 million, compensation expense of $1.3 million, and travel expenses of $1.0 million are the result of increased spending in corporate marketing, business development, staff training, and recruiting to support our revenue growth targets in the future. As a percentage of revenues, selling, general, and administrative expenses increased to 25.8% for the third quarter of fiscal 2007 from 23.4% for the third quarter of fiscal 2006. The 2.5% increase as a percentage of revenues, was primarily due to increases in commissions to non-employee experts and rent expense.

        Interest Income.    Interest income decreased by $0.1 million to $1.5 million for the third quarter of fiscal 2007 from $1.6 million for the third quarter of fiscal 2006. This decrease was due to lower cash balances as a result of our share repurchase program. During the third quarter of fiscal 2007, we repurchased 915,235 shares for approximately $43.5 million.

        Interest Expense.    Interest expense was $1.0 million for the sixteen weeks ended August 31, 2007 and September 1, 2006. Interest expense primarily represents interest incurred on the 2.875%, $90.0 million convertible debt, and the amortization of debt issuance costs.

        Other Income (Expense).    Other expense increased by $0.1 million to $0.2 million for the third quarter of fiscal 2007 from $0.1 million for the third quarter of fiscal 2006. Other income (expense) consists primarily of foreign currency exchange transaction gains and losses. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies.

        Provision for Income Taxes.    The provision for income taxes was $6.5 million for the third quarter of fiscal 2007, an increase of $0.3 million from the third quarter of fiscal 2006. Our effective income tax rate increased to 42.6% for the third quarter of fiscal 2007 from 40.3% for the third quarter of fiscal 2006. The higher effective tax rate during the third quarter of fiscal 2007 was due primarily to a greater percentage of profits in higher rate jurisdictions this year, as compared to the same quarter last year.

        Equity Method Investment Gain (Loss), Net of Tax.    Starting in the third quarter of fiscal 2006, we began accounting for our investment in NeuCo under the equity method of accounting. Prior to this event, we consolidated NeuCo's financial results. We record our share in the income or losses of NeuCo as equity method investment gain (loss) in the statements of income. The equity method investment loss decreased by $0.3 million to $0.2 million for the third quarter of fiscal 2007 from $0.5 million for the third quarter of fiscal 2006.

        Net Income.    Net income decreased by $0.1 million, or 1.5%, to $8.6 million for the third quarter of fiscal 2007 from $8.7 million for the third quarter of fiscal 2006. The decrease in net income is primarily related to an increase in selling, general and administrative expenses during the quarter. Diluted net income per share increased 1.4% to $0.72 per share for the third quarter of fiscal 2007 from $0.71 per share for the third quarter of fiscal 2006. Diluted net income per share increased because diluted weighted average shares outstanding decreased by approximately 297,000 shares to approximately 11,955,000 shares for the third quarter of fiscal 2007 from approximately 12,252,000 shares for the third quarter of fiscal 2006. The decrease in diluted weighted average shares outstanding for fiscal 2007 is primarily a result of repurchases of common stock under our share repurchase programs, offset in part by an increase in common stock equivalents from shares underlying our convertible debt.

Results of Operations—Forty Weeks Ended August 31, 2007 Compared to Forty Weeks Ended September 1, 2006

        Revenues.    Revenues increased $32.4 million, or 12.3%, to $295.9 million for the forty weeks ended August 31, 2007 from $263.6 million for the forty weeks ended September 1, 2006. The increase in revenues is due primarily to an increased demand for our services in our chemicals and petroleum practice, as well as the BBG acquisition, which occurred at the beginning of the third quarter of fiscal 2006, and to a lesser extent an increase in client reimbursable expenses. The growth in revenue was partially offset by the deconsolidation of NeuCo, which occurred at the beginning of the third quarter of fiscal 2006. Our business consulting revenues grew more than 25% from the forty weeks ended September 1, 2006, which was due primarily to our chemicals and petroleum, and energy and environment practices, offset partially by a decrease in our pharmaceuticals practice. Our chemicals and petroleum practice grew nearly 75%, due to an increase in demand for our services, particularly in the Middle East, and the continued expansion of our London-based operations. Our energy and environment practice increased approximately 15% from the forty weeks ended September 1, 2006, due primarily to continued strength in projects related to environmental, energy, and climate issues. Our pharmaceuticals practice decreased nearly 35% from the forty weeks ended September 1, 2006, due primarily to a decrease in demand for our services related to two large client engagements. Our economic litigation revenues grew nearly 10% from the forty weeks ended September 1, 2006, which was due to an increase in revenues primarily in our transfer pricing practice area, which benefited from the BBG acquisition. Our competition practice grew by nearly 5% during the forty weeks ended August 31, 2007 as compared to the forty weeks ended September 1, 2006, and continues to be our largest practice in terms of revenue. Our intellectual property practice decreased approximately 5% from the forty weeks ended September 1, 2006 as the result of project delays. Our finance revenues grew nearly 10% during the forty weeks ended August 31, 2007 as compared to the forty weeks ended September 1, 2006. Overall, revenues outside of North America represented approximately 27% of revenues for the forty weeks ended August 31, 2007, compared with 23% of revenues for the forty weeks ended September 1, 2006. The growth in revenue in our international offices is primarily due to an increase in demand in our chemicals and petroleum practice, largely in the Middle East.

        The total number of employee consultants increased to 767 at the end of the third quarter of fiscal 2007 from 723 at the end of the third quarter of fiscal 2006, which is primarily due to continued hiring and recruiting efforts. Increased billing rates for our employee consultants, which were phased in at the beginning of the first quarter of fiscal 2007, also contributed to our revenue growth. Utilization was 76% for the forty weeks ended August 31, 2007 compared with 78% for the forty weeks ended September 1, 2006. Revenues derived from fixed-price engagements increased to 5.9% of revenues for the forty weeks ended August 31, 2007 compared with 5.1% for the forty weeks ended September 1, 2006.

        Costs of Services.    Costs of services increased $21.5 million, or 13.2%, to $185.1 million for the forty weeks ended August 31, 2007 from $163.6 million for the forty weeks ended September 1, 2006. The increase was due mainly to an increase in compensation expense for our employee consultants of $16.1 million, excluding NeuCo, attributable primarily to an increase in the average number of employee consultants. Our average number of employee consultants increased because of the BBG acquisition, as well as continued recruiting and hiring efforts. Excluding NeuCo, reimbursable expenses increased $6.7 million, or 22.2%, to $36.8 million for the forty weeks ended August 31, 2007 from $30.1 million for the forty weeks ended September 1, 2006. These increases were partially offset by the effect of the deconsolidation of NeuCo. As a percentage of revenues, cost of services increased to 62.5% for the forty weeks ended August 31, 2007 from 62.1% for the forty weeks ended September 1, 2006. Of the 0.5% increase as a percentage of revenues, approximately 1.0% was due primarily to the increase in reimbursable expenses, which increased at a greater rate than revenues, which is partially offset by approximately 0.5% due to the effect of the deconsolidation of NeuCo.

        Prior to the first quarter of fiscal 2007, we classified our internal information technology group's labor costs as an element of "cost of services". In recent years, the information technology group gradually became less involved in client projects and more focused on internal systems. Accordingly, we recorded these costs that are not billable to clients to "selling, general and administrative expenses" in all periods presented. The effect of this reclassification was to increase the forty weeks ended September 1, 2006 gross margin by $3.0 million. For the forty weeks ended August 31, 2007, the information technology group expenses totaled $3.5 million. This classification has no effect on income from operations or net income.

        Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses increased by $10.4 million, or 16.0%, to $75.4 million for the forty weeks ended August 31, 2007 from $64.9 million for the forty weeks ended September 1, 2006. Excluding NeuCo, the increase is largely due to the increases in commissions to non-employee experts of $3.4 million. In addition, the increases in rent expense of $3.1 million, travel expenses of $1.8 million, compensation expense of $1.5 million, and recruiting fees of $1.4 million are the result of increased spending in corporate marketing, business development, staff training, and recruiting to support our revenue growth targets in the future. These increases were partially offset by a decrease due to the effect of the deconsolidation of NeuCo. As a percentage of revenues, selling, general, and administrative expenses increased to 25.5% for the forty weeks ended August 31, 2007 from 24.6% for the forty weeks ended September 1, 2006. This increase is due primarily to increases in commissions to non-employee experts and rent expense, offset partially by the effect of the deconsolidation of NeuCo.

        Interest Income.    Interest income increased by $0.7 million to $4.5 million for the forty weeks ended August 31, 2007 from $3.8 million for the forty weeks ended September 1, 2006. This increase was mainly due to higher average interest rates. Our weighted average interest rate yield for the forty weeks ended August 31, 2007 on our average cash and cash equivalent balances was approximately 5.4% annualized compared with approximately 4.4% annualized for the forty weeks ended September 1, 2006.

        Interest Expense.    Interest expense decreased by $32,000 to $2.5 million for the forty weeks ended August 31, 2007 from $2.6 million for the forty weeks ended September 1, 2006. Interest expense primarily represents interest incurred on the 2.875%, $90 million convertible debt, and the amortization of debt issuance costs.

        Other Income (Expense).    Other expense increased by $0.2 million to $0.5 million for the forty weeks ended August 31, 2007 from $0.3 million for the forty weeks ended September 1, 2006. Other expense consists primarily of foreign currency exchange transaction gains and losses. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies.

        Provision for Income Taxes.    The provision for income taxes was $14.2 million for the forty weeks ended August 31, 2007, a decrease of $0.4 million from the forty weeks ended September 1, 2006. Our effective income tax rate decreased to 38.3% for the first forty weeks of fiscal 2007 from 40.4% for the first forty weeks of fiscal 2006. The lower effective tax rate during the first forty weeks of fiscal 2007 was primarily due to the signing of an advance pricing agreement we entered into with the Internal Revenue Service on May 11, 2007, in connection with intercompany transfer pricing arrangements beginning in fiscal 2004. As a result of the agreement, we reduced our income tax contingency reserve, resulting in an income tax benefit of $1.8 million. In addition, the lower effective tax rate was due to a lower amount of nondeductible executive officer compensation disallowed under Section 162(m) of the Internal Revenue Code and a lower amount of nondeductible share-based compensation expense than in the prior year. These decreases to the effective tax rate were offset by approximately $0.4 million relating to operating losses in foreign locations for which we could not realize any tax benefit.

        Minority Interest.    Previously, allocations of the minority share of NeuCo's net income resulted in deductions to our net income, while allocations of the minority share of NeuCo's net loss resulted in additions to our net income. Beginning in the third quarter of fiscal 2006, as more fully described in Note 5 to the condensed consolidated financials statements, we no longer consolidate NeuCo in our financials statements. Therefore, we no longer record minority interest. Minority interest in the results of operations of NeuCo allocable to its other owners was a net loss of $141,000 for the forty weeks ended September 1, 2006.

        Equity Method Investment Gain (Loss), Net of Tax.    Starting in the third quarter of fiscal 2006, we began accounting for our investment in NeuCo under the equity method of accounting. Prior to this event, we consolidated NeuCo's financial results. We record our share in the income or losses of NeuCo as equity method investment gain (loss) in the statements of income. The equity method investment loss was $0.5 million for the forty weeks ended August 31, 2007 and September 1, 2006.

        Net Income.    Net income increased by $1.2 million, or 5.7%, to $22.3 million for the forty weeks ended August 31, 2007 from $21.1 million for the forty weeks ended September 1, 2006. Net income as a percentage of revenue decreased to 7.5% for the forty weeks ended August 31, 2007 from 8.0% for the forty weeks ended September 1, 2006, primarily as a result of increased selling, general and administrative expenses during the forty weeks ended August 31, 2007. Diluted net income per share increased 4.6% to $1.81 per share for the forty weeks ended August 31, 2007 from $1.73 per share for the forty weeks ended September 1, 2006. Net income increased at a greater rate than diluted net income per share because diluted weighted average shares outstanding increased approximately 115,000 shares to approximately 12,322,000 shares for the forty weeks ended August 31, 2007 from approximately 12,207,000 shares for the forty weeks ended September 1, 2006. The increase in diluted weighted average shares outstanding for the forty weeks ended August 31, 2007 is primarily due to an increase in common stock equivalents from shares underlying our convertible debt, offset by repurchases of common stock under our share repurchase programs.

Liquidity and Capital Resources

        General.    In the forty weeks ended August 31, 2007, we had a net decrease in cash and cash equivalents of $47.6 million. We completed the quarter with cash and cash equivalents of $84.0 million, and working capital (defined as current assets less current liabilities) of $140.4 million.

        We believe that current cash balances, cash generated from operations, and amounts available under our bank line of credit will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

        Sources and Uses of Cash in the forty weeks ended August 31, 2007.    During the first forty weeks of fiscal 2007, net cash provided by operations was $12.2 million. The sources of cash in operations include net income of $22.3 million, which included depreciation and amortization expense of $7.7 million, a decrease in deferred income taxes of $5.7 million, and share-based compensation expense of $4.1 million. The sources of cash in operations were offset by uses of cash including decreases in accounts payable, accrued expenses, and other liabilities of $14.6 million and increases in unbilled services of $5.7 million, prepaid expenses and other assets of $4.2 million, and accounts receivable of $3.1 million.

        We used $18.1 million of net cash from investing activities for the first forty weeks of fiscal 2007, which included $8.7 million for capital expenditures, $7.1 million for the payment of additional consideration relating to acquisitions, and $2.4 million for payments on notes receivables.

        We used $41.7 million of cash from financing activities for the first forty weeks of fiscal 2007. Cash used in financing activities was primarily used to repurchase 1,172,286 shares of our common stock for approximately $56.7 million in cash. In June 2007, we announced that our Board of Directors authorized a multi-year share repurchase program of up to a total of 1,500,000 shares of our common stock, as management believes our shares are currently undervalued. This is in addition to our prior share repurchase program of 500,000 shares that was announced in July 2006, the primary purpose of which was to offset the dilutive impact of stock options and restricted share grants that have been or may be granted to employees, independent directors, and non-employee consultants. We have now repurchased all shares authorized by the 500,000 share repurchase program and 915,235 of the shares authorized by the 1,500,000 share repurchase program. The common stock repurchases were partially offset by proceeds from the exercise of stock options of $10.9 million, $2.3 million from excess tax benefits on share-based compensation pursuant to SFAS No. 123R, and $2.2 million from collections on receivables from shareholders.

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

        Pursuant to the terms of the indenture governing the debentures, since the closing stock price did not equal or exceed the $50 per share contingent conversion trigger price for 20 out of 30 consecutive trading days ended on August 31, 2007, the market price conversion trigger was not satisfied and holders of the debentures are not able to exercise their right to convert the bonds as of the first trading day of the fourth quarter of fiscal 2007. This test is repeated each fiscal quarter. We believe that in the event the contingent conversion trigger price is met, it is unlikely that a significant percentage of bondholders will exercise their right to convert because the debentures have traded at a premium over their conversion value. Since the holders of the debentures are not able to exercise their right to convert the bonds as of August 31, 2007, we have classified the $90.0 million convertible debt as long-term debt as of August 31, 2007, in the accompanying condensed consolidated balance sheet. Our revolving line of credit to borrow up to $90.0 million expires on April 30, 2010 and it is our intention to renew or replace the line of credit, as desirable and available, which would allow us to continue to classify our convertible debentures as long-term debt, rather than short-term in future years. In addition, the line of credit gives us additional flexibility to meet any unforeseen financial requirements.

        As early as June 15, 2011 or upon certain specified fundamental changes, we may be required to repurchase all or any portion of the debentures, at the option of each holder, which, in the event of a fundamental change involving a change of control of our firm, may include the payment of a make-whole premium.

        Borrowings under the Revolving Line of Credit.    We are party to a senior loan agreement with our bank for a $90.0 million revolving line of credit with a maturity date of April 30, 2010. Subject to the terms of the agreement, we may use borrowings under this line of credit for acquisition financing, working capital, general corporate purposes, letters of credit, and foreign exchanges contracts. The available line of credit is reduced, as necessary, to account for certain letters of credit outstanding. The $90.0 million credit facility allows us to mitigate the potential liquidity risk, and to provide funding if required, in the event of conversion by the debenture holders. Funds available under the expanded facility will allow us to continue to classify up to $90.0 million of our convertible debentures as long-term debt, rather than short-term, and will give us additional flexibility to meet any unforeseen financial requirements. There were no amounts outstanding under this line of credit as of August 31, 2007, and the line of credit then available was $88.1 million, reduced for letters of credit outstanding.

        Borrowings under our credit facility bear interest, at our option, either at LIBOR plus an applicable margin or at the prime rate. Applicable margins range from 0.75% to 1.50%, depending on the ratio of our consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the preceding four fiscal quarters, subject to various adjustments stated in the senior loan agreement. These margins are adjusted both quarterly and each time we borrow under the credit facility. Interest is payable monthly. A commitment fee of 0.165% is payable on the unused portion of the credit facility. Borrowings under the credit facility are secured by 100% of the stock of certain of our U.S. subsidiaries and by 65% of the stock of certain of our foreign subsidiaries, amounting to net assets of approximately $88.5 million as of August 31, 2007.

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

        As of August 31, 2007, we were in compliance with our covenants under the senior credit agreement.

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

        In June 2007, we announced that our Board of Directors authorized a share repurchase program of up to a total of 1,500,000 shares of our common stock. We will finance the repurchase program with available cash and cash from future operations. We may repurchase shares in open market purchases or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. To date, we have repurchased 915,235 shares under this plan for approximately $43.5 million. We expect to continue to repurchase shares under the share repurchase program.

        Contingencies.    In connection with the acquisitions we completed in fiscal 2006, fiscal 2005, and fiscal 2004, we agreed to pay additional consideration, for up to five years following the transactions, if specific performance targets are met. These payments are generally required to be made in cash, and in some cases are to be paid in shares of our common stock. During the third quarter of fiscal 2007, we recorded an additional $6.6 million of purchase price related to these acquisitions, which will be paid in cash and common stock during fiscal 2007 or fiscal 2008. We believe that we will have sufficient funds to satisfy any additional obligations related to the contingent consideration. We expect to fund these contingent cash payments, if any, from existing cash resources, cash generated from operations, or financing transactions.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

        The majority of our operations are based in the U.S., and accordingly, the majority of our transactions are denominated in U.S. dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of foreign currencies. Our primary foreign currency exposures relate to our short-term intercompany balances with our foreign subsidiaries and accounts receivable and cash valued in the United Kingdom in U.S. dollars. Our primary foreign subsidiaries have functional currencies denominated in the British pound, Australian dollar, and Euro, and foreign denominated assets and liabilities are remeasured each reporting period with any exchange gains and losses recorded in our consolidated statements of operations. We manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies. Based on currency exposures existing at August 31, 2007, a hypothetical 10% movement in foreign exchange rates would not expose us to significant gains or losses in earnings or cash flows. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies. In addition, we may use derivative instruments to manage the risk of exchange rate fluctuations. However, at August 31, 2007, we had no outstanding derivative instruments. We do not use derivative instruments for trading or speculative purposes.

Interest Rate Risk

        We maintain an investment portfolio consisting mainly of investment grade money market funds, corporate obligations and government obligations with a weighted average maturity of less than one year. These held-to-maturity securities are subject to interest rate risk. However, a hypothetical change in the interest rate of 10% would not have a material impact to the fair values of these securities at August 31, 2007 primarily due to their short maturity and our intent to hold the securities to maturity. There have been no significant changes since November 25, 2006.

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

Evaluation of Changes in Internal Control over Financial Reporting

        Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we have determined that, during the third quarter of fiscal 2007, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to affect, materially our internal control over financial reporting.

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

        In April 2007, FERC issued an order directing the issue to Chief Administrative Law Judge Curtis Wagner for further proceedings. The Chief Administrative Law Judge recently concluded that there was absolutely no evidence that CRA or its employees engaged in any unethical or improper professional conduct in connection with the matter and recommended that the FERC terminate any further proceedings. On July 31, 2007, the FERC issued an Order Affirming the Initial Decision of the Chief Administrative Law Judge Curtis Wagner.

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

        As of August 31, 2007, we had restrictive covenant contracts, which could include non-competition agreements, with 48 of our non-employee experts. The limitation or termination of any of their relationships with us, or competition from any of them after these agreements expire, could harm our reputation, reduce our business opportunities and adversely affect our revenues and results of operations.

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

Regulatory, legislative changes, and market conditions affecting our clients, practice areas, competitors, or staff could have an impact on our business

        Many of our clients are in highly regulated industries. Regulatory and legislative changes in these industries could impact the market for our service offerings and could render our current service offerings obsolete, reduce the demand for our services, or impact the competition for consulting and expert services. For example, potential changes in the patent laws could have a significant impact on our intellectual property practice. Similarly, overall market conditions in the industries we service could also impact the market for our services. For example, a significant decrease in the price of oil could reduce the number and scope of our engagements in various practice areas.

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

  •
  increased selling, general and administrative expenses associated with managing a larger and more global organization;

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

Our debt obligations may adversely impact our financial performance

        In June and July of 2004, we issued a total of $90.0 million of 2.875% convertible senior subordinated debentures due 2034. We had previously operated with little or no debt, and our previous payments of interest had not been material. The interest we are required to pay on these debentures reduces our net income each year and will continue to do so until the debentures are no longer outstanding. The terms of the debentures also include provisions that could accelerate our obligation to repay all amounts outstanding under the debentures if certain events happen, such as our failure to pay interest in a timely manner, failure to pay principal upon redemption or repurchase, failure to deliver cash, shares of common stock, or other property upon conversion and other specified events of default. In addition, on June 15, 2011, June 15, 2014, June 15, 2019, June 15, 2024 and June 15, 2029, or following specified fundamental changes, holders of the debentures may require us to repurchase their debentures for cash. On December 14, 2004, we irrevocably elected to settle with cash 100% of the principal amount of the debentures upon conversion thereof, and holders of the debentures may convert them if our stock price exceeds $50 per share for at least 20 out of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. Because the closing price of our common stock did not equal or exceed the $50 per share contingent conversion trigger price for 20 out of the 30 consecutive trading days ended on August 31, 2007, holders of the debentures are not able to exercise their right to convert the bonds during our fourth fiscal quarter ending November 24, 2007. This test is repeated each fiscal quarter. To date, no conversions have occurred. On June 20, 2005, we amended our loan agreement with our bank to increase the existing line of credit from $40.0 million to $90.0 million to mitigate the potential liquidity risk, and to provide funding if required, in the event of conversion by the debenture holders. We intend to use the amounts available under our bank line of credit, in the event debenture holders exercise their rights to convert. The degree to which we are leveraged could adversely affect our ability to obtain further financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures.

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

Competition from other economic, litigation support, and business consulting firms could hurt our business

        The market for economic, litigation support, and business consulting services is intensely competitive, highly fragmented, and subject to rapid change. We may be unable to compete successfully with our existing competitors or with any new competitors. In general, there are few barriers to entry into our markets, and we expect to face additional competition from new entrants into the economic and business consulting industries. In the legal, regulatory, and financial consulting market, we compete primarily with other economic, litigation support, and financial consulting firms and individual academics. In the business consulting market, we compete primarily with other business and management consulting firms, specialized or industry-specific consulting firms, the consulting practices of large accounting firms, and the internal professional resources of existing and potential clients. Many of our competitors have national or international reputations as well as significantly greater personnel, financial, managerial, technical, and marketing resources than we do, which could enhance their ability to respond more quickly to technological changes, to finance acquisitions, and to fund internal growth. Some of our competitors also have a significantly broader geographic presence than we do.

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

Our reported earnings per share may be more volatile because of the accounting standards, rules, and regulations as they relate to our convertible senior subordinated debentures

        Holders of our 2.875% convertible senior subordinated debentures due 2034 may convert the debentures only under certain circumstances, including certain stock price-related conversion contingencies. As further described in Note 10 to our condensed consolidated financial statements, we determine the effect of the debentures on earnings per share under the treasury stock method of accounting. The treasury stock method of accounting allows us to report dilution only when our average stock price per share for the reporting period exceeds the $40 conversion price and only to the extent of the additional shares we may be required to issue in the event our conversion obligation exceeds the principal amount of the debentures converted. Accordingly, volatility in our stock price could cause volatility in our reported diluted earnings per share.

        The FASB has issued a proposed Staff Position that, if adopted, would apply to any convertible debt instrument that may be settled in whole or in part with cash upon conversion, which would include our 2.875% debentures. We would be required to adopt the proposal as of the beginning of our fiscal 2009, with retrospective application to financial statements for periods prior to the date of adoption. The FASB proposal would require us to allocate a portion of the proceeds on the debt to the embedded conversion feature, thereby creating a discount on the value stated of the debt. This discount would subsequently be amortized as interest expense over the term of the instrument resulting in an increase to our reported interest expense. This could materially impact our results of operations and earnings per share. We do not anticipate that the potential adoption of the proposal would affect our cash flows.

The market price of our common stock may be volatile

        The market price of our common stock has fluctuated widely and may continue to do so. For example, from September 1, 2006, to August 31, 2007, the trading price of our common stock ranged from a high of $55.00 per share to a low of $43.74 per share. Many factors could cause the market price of our common stock to rise and fall. Some of these factors are:

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        (a)   On July 10, 2007, we issued an aggregate of 4,647 shares of our common stock to the former shareholders of Lee & Allen Consulting Limited, or Lee & Allen, as a result of the achievement of certain milestones related to our acquisition of Lee & Allen. We relied on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving any public offering.

        On July 23, 2007, we issued an aggregate of 8,041 shares of our common stock to the former shareholders of Economics of Competition and Litigation Limited, or ECL, as a result of the achievement of certain milestones related to our acquisition of ECL. We relied on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving any public offering.

        (b)   Not applicable.

        (c)   The following table provides information about our repurchases of shares of our common stock during the sixteen weeks ended August 31, 2007. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the quarter into four equal periods of four weeks.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
May 12, 2007, to June 8, 2007	—	—	—	—
June 9, 2007, to July 6, 2007	534,068(2)	$46.84	534,068	965,932	(2)
July 7, 2007, to August 3, 2007	381,167(2)	$48.60	381,167	584,765	(2)
August 4, 2007, to August 31, 2007	—	—	—	—

(1)
We are a party to a stock restriction agreement with certain shareholders under which we have specified rights to repurchase shares of common stock held by them, as described in more detail in our proxy statement for our 2007 annual meeting of shareholders under the heading "Transactions with Related Parties—Stock restriction agreement."

(2)
On June 14, 2007, we issued a press release announcing that our board of directors has approved the repurchase from time to time of up to 1,500,000 shares of our common stock. During the period covered by this report, we purchased 915,235 shares authorized under this plan.

ITEM 3.    Defaults Upon Senior Securities

        None.

ITEM 4.    Submission of Matters to a Vote of Security Holders

        None.

ITEM 5.    Other Information

        None.

ITEM 6.    Exhibits

Item No.	Description
3.2	Amended and Restated By-Laws, as amended (incorporated by reference to Exhibit 3.2 to our current report on Form 8-K filed on June 20, 2007)
10.1
Fifth Amendment to Loan Agreement, dated as of May 16, 2007, by and between CRA International, Inc. and Citizens Bank of Massachusetts (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on May 22, 2007)
10.2
Third Amendment to Revolving Note, dated as of May 16, 2007, by and between CRA International, Inc. and Citizens Bank of Massachusetts (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on May 22, 2007)
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1	Section 1350 certification

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRA INTERNATIONAL, INC.
Date: October 10, 2007	By:	/s/ JAMES C. BURROWS James C. Burrows President, Chief Executive Officer
Date: October 10, 2007	By:	/s/ WAYNE D. MACKIE Wayne D. Mackie Executive Vice President, Treasurer, Chief Financial Officer

EXHIBIT INDEX

Item No.	Description
3.2	Amended and Restated By-Laws, as amended (incorporated by reference to Exhibit 3.2 to our current report on Form 8-K filed on June 20, 2007)
10.1
Fifth Amendment to Loan Agreement, dated as of May 16, 2007, by and between CRA International, Inc. and Citizens Bank of Massachusetts (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on May 22, 2007)
10.2
Third Amendment to Revolving Note, dated as of May 16, 2007, by and between CRA International, Inc. and Citizens Bank of Massachusetts (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on May 22, 2007)
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1	Section 1350 certification