Form 10-K
period 2007-11-24
CRA INTERNATIONAL, INC.
filed 2008-02-04
CIK 1053706

Use these links to rapidly review the document
TABLE OF CONTENTS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 24, 2007

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

         The aggregate market value of the stock held by non-affiliates of the registrant as of May 11, 2007, the last business day of the registrant's most recently completed second fiscal quarter, (based on the closing sale price of $51.93 as quoted on the NASDAQ Global Select Market as of that date) was approximately $570.8 million. Outstanding shares of common stock beneficially owned by executive officers and directors of the registrant and certain related entities have been excluded from this computation because these persons may be deemed to be affiliates. The fact that these persons have been deemed affiliates for purposes of this computation should not be considered a conclusive determination for any other purpose.

         As of January 30, 2008, CRA had outstanding 11,018,348 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

         The information required for Part III of this annual report is incorporated by reference from the registrant's definitive proxy statement for its 2008 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended November 24, 2007.

CRA INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED NOVEMBER 24, 2007

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

        We provide our services primarily through our highly credentialed and experienced staff of employee consultants. As of November 24, 2007, we employed 771 consultants, including approximately 156 employee consultants with doctorates and approximately 280 employee consultants with other advanced degrees. Our employee consultants have backgrounds in a wide range of disciplines, including economics, business, corporate finance, materials sciences, and engineering. We are extremely selective in our hiring of consultants, recruiting from leading universities, industry, and government. Many of our employee consultants are nationally or internationally recognized as experts in their respective fields and have published scholarly articles, lectured extensively, and have been quoted in the press. To enhance the expertise we provide to our clients, we maintain close working relationships with a select group of renowned academic and industry non-employee experts.

        Our business is diversified across multiple dimensions, including service offerings, vertical industry coverage, areas of functional expertise, client base, and geography. Through 26 offices located around the world, we provide multiple services across 25 areas of functional expertise to hundreds of clients across 18 vertical industries. We believe this diversification reduces our dependence on any particular market, industry, or geographic area.

        During fiscal 2007, we started operating under three platforms: (i) finance, (ii) litigation and applied economics, and (iii) business consulting. In our finance platform, we provide consulting services to corporate clients and attorneys in a wide range of litigation and regulatory proceedings, providing high-quality research and analysis, expert testimony, and comprehensive support in litigation and regulatory proceedings in all areas of finance, accounting, financial economics, risk management, insurance, and forensic accounting and investigations. In our litigation and applied economics platform, we use our expertise in economics, finance, and business to offer law firms, businesses, and government agencies services such as class certification, damages analysis, expert reports and testimony, regulatory analysis, strategy development, valuation of tangible and intangible assets, risk management, and transaction support. In our business consulting platform, we use our expertise in economics, finance, and business analysis to offer our clients such services as strategy development, performance improvement, corporate portfolio analysis, estimation of market demand, new product pricing strategies, valuation of intellectual property and other assets, assessment of competitors' actions, and analysis of new sources of supply.

        Our analytical expertise in advanced economic and financial methods is complemented by our in-depth expertise in specific industries, including aerospace and defense; banking and capital markets; capital projects; chemicals; energy and utilities; financial services; healthcare; insurance; manufacturing; media; mining, metals and materials; oil and gas; pharmaceuticals; real estate; retail; sports; telecommunications; and transportation.

        We have completed thousands of engagements for clients around the world, including domestic and foreign companies; federal, state, and local domestic government agencies; governments of foreign countries; public and private utilities; and national and international trade associations. Our clients come from a broad range of industries, with our top 10 clients in fiscal 2007 accounting for approximately 19% of our revenues and no single client accounting for more than 5% of our revenues. We also work with many of the world's leading law firms. We experience a high level of repeat business; in fiscal 2007, approximately 89% of our revenues resulted from either ongoing engagements or new engagements for existing clients.

        We deliver our services through a global network of 26 coordinated offices located domestically in Boston and Cambridge, Massachusetts; Chicago, Illinois; New York, New York; Austin, College Station, Dallas, and Houston, Texas; Oakland, Palo Alto, and Pasadena, California; Atlanta, Georgia; Tallahassee, Florida; Philadelphia, Pennsylvania; Salt Lake City, Utah; and Washington, D.C., and internationally in Brussels, Belgium; Manama, Bahrain; Hong Kong, China; London, United Kingdom; Melbourne, Canberra and Sydney, Australia; Toronto, Canada; Hamburg, Germany; and Wellington, New Zealand.

Industry Overview

        Businesses are operating in an increasingly complex environment. Technology has provided companies with almost instantaneous access to a wide range of internal information such as supply costs, inventory values, and sales and pricing data, as well as external information such as market demand forecasts and customer buying patterns. The Internet has changed traditional distribution channels, thereby eliminating barriers to entry in many industries and spurring new competition. At the same time, markets are becoming increasingly global, offering companies the opportunity to expand their presence throughout the world and exposing them to increased competition and the uncertainties of foreign operations. Many industries are consolidating as companies pursue mergers and acquisitions in response to an increase in competitive pressures and to expand their market opportunities. In addition, companies are increasingly relying on technological and business innovations to improve efficiency, thus increasing the importance of strategically analyzing their businesses and developing and protecting new technology. As a result of this increasingly competitive and complex business environment, companies must constantly gather, analyze, and use available information to enhance their business strategies and operational efficiencies.

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

        As a result, companies are increasingly relying on sophisticated economic and financial analysis to solve complex problems and improve decision-making. Economic and financial models provide the tools necessary to analyze a variety of issues confronting businesses, such as interpretation of sales data, effects of price changes, valuation of assets, assessment of competitors' activities, evaluation of new products, and analysis of supply limitations. Governments are also relying, to an increasing extent, on economic and finance theory to measure the effects of anticompetitive activity, evaluate mergers and acquisitions, change regulations, implement auctions to allocate resources, and establish transfer pricing rules. Finally, litigants and law firms are using economic and finance theory to help determine liability and to calculate damages in complex and high-stakes litigation. As the need for complex economic and financial analysis becomes more widespread, companies and governments are turning to outside consultants for access to the specialized expertise, experience, and prestige that are not available to them internally.

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

        Strong Reputation for High-Quality Consulting; High Level of Repeat Business.    For more than 40 years, we have been a leader in providing sophisticated economic analysis and original, authoritative advice to clients involved in complex litigation and regulatory proceedings. As a result, we believe we have established a strong reputation among leading law firms and business clients as a preferred source of expertise in economics, finance, business, and strategy consulting, as evidenced by our high level of repeat business and significant referrals from existing clients. In fiscal 2007, approximately 89% of our revenues resulted from ongoing engagements and new engagements for existing clients. In addition, we believe our significant name recognition, which we developed as a result of our work on many high-profile litigation and regulatory engagements, has enhanced the development of our business consulting practice.

        Highly Educated, Experienced, and Versatile Consulting Staff.    We believe our most important asset is our base of employee consultants, particularly our senior consultants. Of our 771 employee consultants as of November 24, 2007, 540 were either vice presidents, principals, associate principals, senior associates, or consulting associates, the great majority of whom have a doctorate or other advanced degree. Many of these senior employee consultants are nationally or internationally recognized as experts in their respective fields. In addition to their expertise in a particular field, most of our employee consultants are able to apply their skills across numerous practice areas. This flexibility in staffing engagements is critical to our ability to apply our resources as needed to meet the demands of our clients. As a result, we seek to hire consultants who not only have strong analytical skills but who are also creative, intellectually curious, and driven to develop expertise in new practice areas and industries.

        Global Presence.    We deliver our services through a global network of 26 coordinated offices, including 16 domestic and 10 international offices. Our international offices are in Brussels, Manama, Hong Kong, London, Melbourne, Canberra, Sydney, Toronto, Hamburg, and Wellington. Many of our clients are multi-national firms with issues that cross international boundaries, and we believe our global presence provides us with a competitive advantage to address complex issues that span countries and continents. Our global presence also gives us access to many of the leading experts around the world on a variety of issues, allowing us to expand our knowledge base and areas of functional expertise.

        Diversified Business.    Our business is diversified across multiple dimensions, including service offerings, vertical industry coverage, areas of expertise, client base, and geography. Through 26 offices located around the world, we provide multiple services across 25 areas of functional expertise to hundreds of clients across 18 vertical industries. By maintaining expertise in multiple industries, we are able to offer clients creative and pragmatic advice tailored to their specific markets. By offering clients economic, financial, and management consulting services, we are able to satisfy an array of client needs, ranging from expert testimony for complex lawsuits to designing global business strategies. This broad range of expertise enables us to take an interdisciplinary approach to certain engagements, combining economists and experts in one area with specialists in other disciplines. We believe this diversification reduces our dependence on any particular market, industry, or geographic area. Furthermore, our finance and litigation and applied economics businesses are driven primarily by regulatory changes and high-stakes legal proceedings, which typically occur without regard to the business cycle. Our diversity also enhances our expertise and the range of issues that we can address on behalf of our clients.

        Integrated Business.    We manage our business on an integrated basis through our global network of 26 offices and 25 areas of functional expertise. Each of our practice areas operates and is managed across geographic borders and has representative officers and other consultants in several of our offices. We view these cross-border practices as integral to our success and key to our management approach. Our practices cross-staff extensively and share consulting approaches, technical data and analysis, research, and marketing strategies across borders. When we acquire companies, our practice is to rapidly integrate systems, procedures, and people into our business model. In addition to sharing our intellectual property assets globally, we encourage geographic collaboration among our practices by including a consultant's overall contribution to our practices as a factor in determining a consultant's annual bonus.

        Diversified Client Base.    We have completed thousands of engagements for clients in a broad range of industries around the world. In fiscal 2007, our top 10 clients accounted for approximately 19% of our revenues, with no single client accounting for more than 5% of our revenues. Our clients include major firms in: aerospace and defense; banking and capital markets; capital projects; chemicals; energy and utilities; financial services; healthcare; insurance; manufacturing; media; mining, metals, and materials; oil and gas; pharmaceuticals; real estate; retail; sports; telecommunications; and transportation.

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

Depending on client needs, we use non-employee experts for their specialized expertise, assistance in conceptual problem-solving, and expert witness testimony. We work regularly with renowned professors at such institutions as Cornell University, Georgetown University, Harvard University, the Massachusetts Institute of Technology, Stanford University, Texas A&M University, the University of California at Berkeley, the University of California at Los Angeles, the University of Toronto, the University of Virginia, and other leading universities. These experts also generate business for us and provide us access to other leading academic and industry experts. By establishing affiliations with these prestigious experts, we further enhance our reputation as a leading source of sophisticated economic and financial analysis. We have exclusive relationships with 48 non-employee experts and non-exclusive relationships with numerous additional experts.

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

Services

        During fiscal 2007, we began operating under three platforms: (i) finance, (ii) litigation and applied economics, and (iii) business consulting. Engagements in our three platforms often involve similar areas of expertise and address related issues, and it is common for our consultants to work on engagements within any platform.

Finance

        In our finance platform, we provide consulting services to corporate clients and attorneys in a wide range of litigation and regulatory proceedings. Many of the lawsuits and regulatory proceedings in which we are involved are high-stakes matters, such as analyzing possible damages awards in a securities fraud case. The ability to formulate and communicate effectively powerful economic and financial arguments to courts and regulatory agencies is often critical to a successful outcome in litigation and regulatory proceedings. Through our highly educated and experienced consulting staff, we apply advanced analytic techniques in economics and finance to complex engagements for a diverse group of clients. Our consultants work with law firms to assist in developing the theory of the case, preparing the testimony of expert witnesses, and preparing for the cross- examination of adverse witnesses. We also provide or identify expert witnesses from among our employees and from among our non-employee experts and others in academia. In addition, our consultants provide general litigation support, including reviewing legal briefs and assisting in the appeals process.

        The following is a summary of the areas of functional expertise that we offer in financial consulting engagements.

Areas of Functional Expertise	Description of Services
Enterprise Risk Management	Advise large financial institutions and corporations on risk strategy and development; strategic risk; process, governance, and measurements; analytics and reporting; and technology architecture.
Financial Accounting & Valuation	Advise corporate clients on commercial and shareholder disputes; corporate finance damages advisory; corporate investigations; due diligence; financial accounting; valuation and litigation support and expert testimony, including both liability and damages.
Financial Markets	Provide consulting services to corporate clients, law firms, and government agencies. Service offerings include the areas of securities litigation; securities markets and financial institutions; valuation and damages; and other types of financial litigation.
Forensic Services	Advise major law firms, regulators, wealthy individuals, and corporations in areas of accountancy expert witness; anti money laundering; computing expert witness; data analytics; forensic technology; corporate investigations; fraud risk management; and IT risk and security.
Insurance Economics	Advise insurers, regulators, and legislators in areas of management, insurance products, and litigation and regulation.
Legal Business Consulting	Advise corporate legal departments in areas of litigation portfolio financial management; strategic restructuring and process improvements; legal technology; business intelligence and communication strategies; e-discovery risk management; and human capital and cultural risk assessment.

Litigation and Applied Economics

        Our litigation and applied economics platform works closely with law firms on behalf of one or more companies involved in litigation or regulatory proceedings. Many of these lawsuits and regulatory proceedings involve high-stakes matters, such as obtaining regulatory approval of a pending merger or analyzing liability or damages claims in the context of complex litigation. The ability to formulate and effectively communicate powerful economic arguments to courts and regulatory agencies is often critical to a successful outcome in litigation and regulatory proceedings.

        Our highly educated and experienced consulting staff applies advanced methods of economic analysis to complex engagements for a diverse group of clients. In addition to assisting law firms with regulatory proceedings and complex litigation, including providing and supporting expert witnesses who either are employees or academic affiliates, our consultants also provide focused economic expertise in the context of international arbitration and business and strategic planning.

        The following is a summary of the areas of functional expertise that we offer in litigation and applied economics engagements.

Areas of Functional Expertise	Description of Services
Financial Economics	Consulting and expert testimony on matters relating to economics and finance in arbitration, other litigation proceedings, and regulatory design and implementation. Analyses include valuations and damages associated with breaches of contract, national laws, and international treaties and the effects of market rules, processes, and contracts on prices and competition. Also, matters involving financial services regulation, optimal pricing decisions, structuring contracts, and understanding competition in financial services markets.
Global Antitrust & Competition Economics	Provide expert testimony and analysis to support law firms and their clients involved in antitrust litigation. Areas of expertise include collusion and cartels, monopolization, abuse of dominance, monopsony, and vertical restrictions.
Intellectual Property	Provide expert analysis and testimony relating to intellectual property litigation, valuation, transactions, strategy, and intelligence. Services also include estimating lost profits, reasonable royalties, unjust enrichment, and prejudgment interest.
International Arbitration	Provide economic expertise in international arbitration cases brought under bilateral investment treaties and arbitration clauses in contracts between firms. Assist clients and counsel in assessing causation and quantifying damages using sophisticated modeling and analytical techniques and presenting findings to arbitration authorities.
International Trade	Provide expert testimony and consulting in international trade disputes, including antidumping and countervailing duty investigations and safeguard proceedings before the U.S. International Trade Commission, the U.S. Trade Representative, and the U.S. Department of Commerce.
Labor & Employment	Provide expert witness and litigation support services relating to equal employment opportunity claims under Title VII, the Age Discrimination in Employment Act (ADEA), the Equal Pay Act (EPA), and the Americans with Disabilities Act (ADA). Services include conducting proactive analyses of employment and contracting practices, monitoring consent decrees and settlement agreements, designing information systems to track relevant employment data, and analyzing liability and assessing damages under the Fair Labor Standards Act (FLSA) and state-specific wage and hour laws.
Mergers & Acquisitions	Provide economic analysis to assist clients in obtaining domestic and foreign regulatory approvals in proceedings before government agencies such as the U.S. Federal Trade Commission, the U.S. Department of Justice, the Merger Task Force at the European Commission, and the Canadian Competition Bureau. Analyses include simulating the effects of mergers on prices, estimating demand elasticities, designing and administering customer and consumer surveys, and studying possible acquisition-related synergies.

Regulation	Provide and support expert witness testimony in regulatory proceedings, assist clients in understanding and mitigating regulatory risks and exposures, prepare policy studies that help develop the basis for sound regulatory policy, assist counsel with drafting regulatory filings, and advise on regulations pertaining to environmental protection, employment, and health and safety.
Services to Financial Institutions	Provide expert analysis, testimony, and advisory services to corporate clients, regulatory authorities, and attorneys working within the financial services sector. Help design and assess the impact of regulatory reforms within the financial services sector, work with clients and counsel to provide expert analysis and testimony in complex commercial and criminal litigation, and advise financial institutions looking to mitigate risks, improve regulatory compliance strategies, or address business challenges arising from changes in their industry.
Transfer Pricing	Provide expert analysis and testimony to support law firms and other clients in all phases of the tax cycle, including planning, documentation, and tax valuation. Also provide audit defense and support in alternative dispute resolution or litigation in proceedings involving the Internal Revenue Service, the Tax Division of the U.S. Department of Justice, state and municipal tax authorities, and foreign tax entities.

Business Consulting

        Our business consulting platform offers a unique mix of industry and functional expertise to help companies address and solve their most difficult and complex business problems. We advise clients in a broad range of industries on how to succeed in uncertain, rapidly-changing environments by generating growth, creating value, and enhancing shareholder wealth.

        Additionally, we challenge clients to develop fresh approaches by sharing industry insights, focusing on facts, and questioning tradition. We support clients in implementation by setting priorities, focusing resources, and aligning operations; and we get results by helping clients make distinctive, substantial improvements in their organizations' performance.

        The following is a summary of the areas of functional expertise that we offer in business consulting.

Areas of Functional Expertise	Description of Services
Auctions & Competitive Bidding	Provide expert witness testimony for and advise businesses, governments, bidders, and other market participants on auction and market design, implementation, monitoring, and participation.
Competitive Strategy	Advise CEOs and executive management teams on corporate and business unit strategy, market analysis, portfolio management, pricing strategy, and product positioning.
Environmental Strategy	Provide expert witness testimony for and advise companies on corporate strategy to address risks and uncertainties surrounding greenhouse gas policy; environmental strategic compliance options with regulations/legislation; emissions trading planning surrounding cap-and-trade policies; regulatory/litigation support in conflict situations involving costs/damages resulting from claims related to the environment; and identification of business opportunities that could relate to environmental trends.

Intellectual Property & Technology Management	Advise top management, investors, and boards on technology strategy and planning, R&D management, commercialization, technology market evaluation, intellectual property management, and portfolio and resource management.
Litigation & Arbitration Support	Provide expert witness testimony for and advise law firms, corporate counsel, and regulatory agencies on litigation and regulatory proceedings in areas of antitrust, damages, labor and employment, and product liability. Additionally, advise insured parties, underwriters, and their counsel with comprehensive services, including merit assessment, quantum analysis, presentation of findings, and assistance in settlement negotiations on commercial, institutional, and capital-intensive projects.
Organization & Performance Improvement	Advise corporate clients in areas of revenue growth drivers; operating margin drivers; asset efficiency drivers; key enablers; and performance management and metrics.
Public Policy & Regulatory Economics	Provide and support expert witness testimony in regulatory proceedings by assisting clients in understanding and mitigating regulatory risks and exposures, preparing policy studies that help develop the basis for sound regulatory policy, assisting counsel with drafting regulatory filings, and advising on regulations pertaining to environmental protection, employment, and health and safety.
Risk Management	Provide expert witness testimony for and advise large financial institutions and corporations in areas of governance and strategy; process; analytics; and technology related to risk management.
Transaction Advisory Services	Advise business leaders, including buyers and sellers, in the areas of due diligence; mergers and acquisitions; private equity; and valuation.

Industry Expertise

        We believe our ability to combine expertise in advanced economic and financial methods with in-depth knowledge of particular industries is one of our key competitive strengths. By maintaining expertise in certain industries, we provide clients practical advice tailored to their specific markets. This industry expertise, which we developed over decades of providing sophisticated consulting services to a diverse group of clients in many industries, differentiates us from many of our competitors. We believe that we have developed a strong reputation and substantial name recognition within specific industries, which has lead to repeat business and new engagements from clients in those markets. While we provide services to clients in a wide variety of industries, we have particular expertise in the following industries:

  •
  Aerospace & Defense

  •
  Banking & Capital Markets

  •
  Capital Projects

  •
  Chemicals

  •
  Energy and Utilities

  •
  Financial Services

  •
  Healthcare

  •
  Insurance

  •
  Manufacturing

  •
  Media

  •
  Mining, Metals, and Materials

  •
  Oil & Gas

  •
  Pharmaceuticals

  •
  Real Estate

  •
  Retail

  •
  Sports

  •
  Telecommunications

  •
  Transportation

Clients

        We have completed thousands of engagements for clients around the world, including domestic and foreign corporations; federal, state, and local domestic government agencies; governments of foreign countries; public and private utilities; and national and international trade associations. Very frequently, we work with major law firms who approach us on behalf of their own clients. While we have particular expertise in a number of industries, we provide services to a diverse group of clients in a broad range of industries. No single client accounted for more than 5% of our revenues in fiscal 2007. Our policy is to keep the identities of our clients confidential unless our work for the client is already publicly disclosed. See Note 13 of our Notes to Consolidated Financial Statements for a breakdown of our revenue by geographic region.

Investment in NeuCo

        NeuCo, Inc. ("NeuCo") develops and markets a family of neural network software tools and complementary application consulting services that are currently focused on electric utilities. Although NeuCo had its origins in one of our consulting engagements, it is primarily a software company that operates independently from our consulting business. NeuCo's products and services are designed to help utilities optimize the use of their power plants by improving heat rate, reducing emissions, overcoming operating constraints, and increasing output capability.

        We owned 49.7% of the equity of NeuCo as of November 26, 2005. In May 2006, NeuCo completed the acquisition of Ohio-based Pegasus Technologies, Inc., a majority-owned subsidiary of Rio Tinto America Services Company. As a result of the transaction, Pegasus equity holders received an equity interest in NeuCo equal to 26.5% of the outstanding common stock and consequently our interest in NeuCo has been reduced to 36.4%. As such, during the third quarter of fiscal 2006, we began accounting for our remaining investment in NeuCo under the equity method of accounting. Our interest in NeuCo remains at 36.4% as of November 24, 2007 and November 25, 2006, respectively. Prior to NeuCo's acquisition of Pegasus and the resulting reduction of our interest in NeuCo, NeuCo's financial results had been consolidated with ours. Prior to deconsolidation, NeuCo achieved revenues of approximately $3.0 million and a net loss of approximately $280,000 in the first two quarters of fiscal 2006. In fiscal 2005, NeuCo generated $9.0 million in revenues and $114,000 in net income.

Human Resources

        On November 24, 2007, we had 1,049 employees, including 771 employee consultants, comprising 176 vice presidents, 364 other senior employee consultants (either principals, associate principals, senior associates, or consulting associates) and 231 junior consultants (either associates, analysts, or staff), as well as 278 administrative staff members. Vice presidents and principals generally work closely with clients, supervise junior consultants, provide expert testimony on occasion, and seek to generate business for CRA. Principals, associate principals, senior associates, and consulting associates typically serve as project managers and handle complex research assignments. Consulting associates, associates, and analysts gather and analyze data sets and complete statistical programming and library research.

        We derive most of our revenues directly from the services provided by our employee consultants. Our employee consultants were responsible for securing engagements that accounted for approximately 86% of our total revenues in fiscal 2007 and 87% of our total revenues in fiscal 2006, excluding reimbursable expenses. Our top five employee consultants generated approximately 11% and 18% of our total revenues in fiscal 2007 and in fiscal 2006, respectively, excluding reimbursable expenses. Our employee consultants have backgrounds in many disciplines, including economics, business, corporate finance, accounting, materials sciences, and engineering. Most of our senior employee consultants, consisting of vice presidents, principals, associate principals, senior associates, and consulting associates, have either a doctorate or another advanced degree in addition to substantial management, technical, or industry expertise. Of our total senior employee consulting staff of 540 as of November 24, 2007, approximately 154 have doctorates, and approximately 259 have other advanced degrees. We believe our financial results and reputation are directly related to the number and quality of our employee consultants.

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

        Most of our vice presidents have signed non-solicitation agreements, which generally prohibit the employee from soliciting our clients or soliciting and/or hiring our employees for one year or longer following termination of the person's employment with CRA. In addition, many of the stock options we have issued since 2004 contain a provision that they may only be exercised upon the execution of a non-competition agreement. We seek to align each vice president's interest with our overall interests, and most of our vice presidents have an equity interest in us.

        We maintain a discretionary bonus program through which we grant performance-based bonuses to our officers and other employees. The Compensation Committee of our Board of Directors, in its discretion, determines the bonuses to be granted to our officers, and our chief executive officer, in his discretion and in consultation with the Compensation Committee of our Board of Directors, approves the bonuses to be granted to our other employees, based on recommendations of the various committees supervising the employees' work. In fiscal 2007, our shareholders approved a performance-based plan for executive officers that allows us to deduct certain compensation paid to executive officers that would not otherwise be deductible under Section 162(m) of the Internal Revenue Code.

        In addition, we work closely with a select group of non-employee experts from leading universities and industry, who supplement the work of our employee consultants and generate business for us. In each of fiscal 2007 and 2006, six of our exclusive non-employee experts were responsible for securing engagements that accounted for approximately 11% and 7% of our revenues in those years, excluding fees charged to the engagement by the non-employee expert and reimbursable expenses. We believe these experts choose to work with us because of the interesting and challenging nature of our work, the opportunity to work with our quality-oriented consultants, and the financially rewarding nature of the work. Forty-eight non-employee experts, generally comprising the more active of those with whom we work, have entered into restrictive covenant contracts, which, in some cases, include non-competition agreements, of varying lengths with us as of November 24, 2007.

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

        We supplement the personal marketing efforts of our employee consultants with firm-wide initiatives. We rely primarily on our reputation and client referrals for new business and undertake traditional marketing activities. We regularly organize seminars for existing and potential clients featuring panel members that include our consultants, non-employee experts, and leading government officials. We have an extensive set of brochures organized around our service areas, which describe our experience and capabilities. We also provide information about CRA on our corporate website. We distribute publications to existing and potential clients highlighting emerging trends and noteworthy engagements. Because existing clients are an important source of repeat business and referrals, we communicate regularly with our existing clients to keep them informed of developments that affect their markets and industries.

        All three of our operating platforms (finance; litigation and applied economics; and business consulting) derive the majority of new business from referrals by existing clients. We have worked with leading law firms across the country and believe we have developed a reputation among law firms as a preferred source of sophisticated economic advice for litigation and regulatory work. For our business consulting platform, we also rely on referrals from existing clients, but supplement referrals with a significant amount of direct marketing to new clients through conferences, seminars, publications, presentations, and direct solicitations.

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

Competition

        The market for economic and business consulting services is intensely competitive, highly fragmented, and subject to rapid change. In general, there are few barriers to entry into our markets, and we expect to face additional competition from new entrants into the economic and business consulting industries. In the litigation and applied economics and financial consulting markets, we compete primarily with other economic consulting firms and individual academics. We believe the principal competitive factors in this market are reputation, analytical ability, industry expertise, size, and service. In the business consulting market, we compete primarily with other business and management consulting firms, specialized or industry-specific consulting firms, the consulting practices of large accounting firms, and the internal professional resources of existing and potential clients. We believe the principal competitive factors in this market are reputation, industry expertise, analytical ability, service, and price.

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

We depend upon key employees to generate revenue

        Our business consists primarily of the delivery of professional services, and accordingly, our success depends heavily on the efforts, abilities, business generation capabilities, and project execution capabilities of our employee consultants. In particular, our employee consultants' personal relationships with our clients are a critical element in obtaining and maintaining client engagements. If we lose the services of any employee consultant or if our employee consultants fail to generate business or otherwise fail to perform effectively, that loss or failure could adversely affect our revenues and results of operations. Our employee consultants generated engagements that accounted for approximately 86% of our revenues in fiscal 2007 and approximately 87% in fiscal 2006, excluding reimbursable expenses. Our top five employee consultants generated approximately 11% and 18% of our revenues in fiscal 2007 and in fiscal 2006, respectively, excluding reimbursable expenses. We do not have non-compete agreements with the majority of our employee consultants, and they can terminate their relationships with us at will and without notice. The non-competition and non-solicitation agreements that we have with some of our employee consultants offer us only limited protection and may not be enforceable in every jurisdiction.

Our failure to manage growth successfully could adversely affect our revenues and results of operations

        Any failure on our part to manage growth successfully could adversely affect our revenues and results of operations. Over the last several years, we have continued to open offices in new geographic areas, including foreign locations, and to expand our employee base as a result of internal growth and acquisitions, including our recent acquisitions of The Ballentine Barbera Group, LLC, Economics of Competition and Litigation Limited, and Lee & Allen Consulting Limited. We expect that this trend will continue over the long term. Opening and managing new offices often requires extensive management supervision and increases our overall selling, general, and administrative expenses. Expansion creates new and increased management, consulting, and training responsibilities for our employee consultants. Expansion also increases the demands on our internal systems, procedures, and controls, and on our managerial, administrative, financial, marketing, and other resources. We depend heavily upon the managerial, operational, and administrative skills of our officers, particularly James C.

Burrows, our President and Chief Executive Officer, to manage our expansion. New responsibilities and demands may adversely affect the overall quality of our work.

Acquisitions may disrupt our operations or adversely affect our results

        We regularly evaluate opportunities to acquire other businesses. The expenses we incur evaluating and pursuing acquisitions could adversely affect our results of operations. If we acquire a business, such as our recent acquisitions of The Ballentine Barbera Group, LLC, Economics of Competition and Litigation Limited, and Lee & Allen Consulting Limited, we may be unable to manage it profitably or successfully integrate its operations with our own. Moreover, we may be unable to realize the financial, operational, and other benefits we anticipate from these acquisitions or any other acquisition. Many potential acquisition targets do not meet our criteria, and for those that do, we face significant competition for these acquisitions from our direct competitors, private equity funds, and other enterprises. Competition for future acquisition opportunities in our markets could increase the price we pay for businesses we acquire and could reduce the number of potential acquisition targets. Further, acquisitions may involve a number of special financial and business risks, such as:

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

  •
  increased selling, general, and administrative expenses associated with managing a larger and more global organization;

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

        We conduct a growing portion of our business in the Middle East. At times, the ongoing terrorist activity and military and other conflicts in the region have significantly interrupted our business operations in that region and have slowed the flow of new opportunities and proposals, which ultimately have adversely affected our revenues and results of operations.

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

Competition from other economic, litigation support, and business consulting firms could hurt our business

        The market for economic, litigation support, and business consulting services is intensely competitive, highly fragmented, and subject to rapid change. We may be unable to compete successfully with our existing competitors or with any new competitors. In general, there are few barriers to entry into our markets, and we expect to face additional competition from new entrants into the economic and business consulting industries. In the litigation and applied economics and financial consulting markets, we compete primarily with other economic and financial consulting firms and individual academics. In the business consulting market, we compete primarily with other business and management consulting firms, specialized or industry-specific consulting firms, the consulting practices of large accounting firms, and the internal professional resources of existing and potential clients. Many of our competitors have national or international reputations as well as significantly greater personnel, financial, managerial, technical, and marketing resources than we do, which could enhance their ability to respond more quickly to technological changes, finance acquisitions, and fund internal growth. Some of our competitors also have a significantly broader geographic presence than we do.

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

We depend on our antitrust and mergers and acquisitions consulting business

        We derived approximately 26% of our revenues in fiscal 2007, 27% of our revenues in fiscal 2006, and 28% of our revenues in fiscal 2005 from engagements in our antitrust and mergers and acquisitions practice areas. Any substantial reduction in the number or size of our engagements in these practice areas could adversely affect our revenues and results of operations. We derived significant revenues from engagements relating to enforcement of U.S. antitrust laws. Changes in federal antitrust laws, changes in judicial interpretations of these laws, or less vigorous enforcement of these laws as a result of changes in political appointments or priorities or for other reasons could substantially reduce our revenues from engagements in this area. In addition, adverse changes in general economic conditions, particularly conditions influencing the merger and acquisition activity of larger companies, could adversely affect engagements in which we assist clients in proceedings before the U.S. Department of Justice and the U.S. Federal Trade Commission. An economic slowdown may have an adverse effect on mergers and acquisitions activity, which would reduce the number and scope of our engagements in this practice area. Any such downturn would adversely affect our revenues and results of operations.

We depend on our non-employee experts

        We depend on our relationships with our exclusive non-employee experts. In fiscal 2007 and fiscal 2006, six of our exclusive non-employee experts generated engagements that accounted for approximately 11% and 7% of our revenues in those years, respectively, excluding fees charged to the engagement by the non-employee expert and reimbursable expenses. We believe that these experts are highly regarded in their fields and that each offers a combination of knowledge, experience, and expertise that would be very difficult to replace. We also believe that we have been able to secure some engagements and attract consultants in part because we could offer the services of these experts. Most of these experts can limit their relationships with us at any time for any reason. These reasons could include affiliations with universities with policies that prohibit accepting specified engagements, the pursuit of other interests, and retirement.

        As of November 24, 2007, we had restrictive covenant contracts, which in some cases include non-competition agreements, with 48 of our non-employee experts. The limitation or termination of any of their relationships with us, or competition from any of them after these agreements expire, could harm our reputation, reduce our business opportunities and adversely affect our revenues and results of operations.

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

  •
  the extent to which our employee consultants take holiday, vacation, and sick time, including traditional seasonality related to summer vacation and winter holiday schedules;

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

Regulatory and legislative changes, and market conditions affecting our clients, practice areas, competitors, or staff could have an impact on our business

        Many of our clients are in highly regulated industries. Regulatory and legislative changes in these industries could impact the market for our service offerings and could render our current service offerings obsolete, reduce the demand for our services, or impact the competition for consulting and expert services. For example, potential changes in the patent laws could have a significant impact on our intellectual property practice. Similarly, overall market conditions in the industries we service could also impact the market for our services. For example, a significant decrease in the price of oil could reduce the number and scope of our engagements in various practice areas.

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

We derive our revenues from a limited number of large engagements

        We derive a portion of our revenues from a limited number of large engagements. If we do not obtain a significant number of new large engagements each year, our business, financial condition, and results of operations could suffer. Our ten largest engagements accounted for approximately 11% of our revenues in fiscal 2007, 14% in fiscal 2006, and 12% in fiscal 2005. Our ten largest clients accounted for approximately 19% of our revenues in fiscal 2007 and fiscal 2006, and 20% in fiscal 2005. In general, the volume of work we perform for any particular client varies from year to year, and due to the specific engagement nature of our practice, a major client in one year may not hire us in the following year.

Potential conflicts of interests may preclude us from accepting some engagements

        We provide our services primarily in connection with significant or complex transactions, disputes, or other matters that are usually adversarial or that involve sensitive client information. Our engagement by a client may preclude us from accepting engagements with the client's competitors or adversaries because of conflicts between their business interests or positions on disputed issues or other reasons. Accordingly, the nature of our business limits the number of both potential clients and potential engagements. Our recent acquisitions of The Ballentine Barbera Group, LLC, Economics of Competition and Litigation Limited, and Lee & Allen Consulting Limited have significantly expanded our client base, which may increase the frequency with which we encounter conflicts of interest. Moreover, in many industries in which we provide consulting services, such as in the telecommunications industry, there has been a continuing trend toward business consolidations and strategic alliances. These consolidations and alliances reduce the number of potential clients for our services and increase the chances that we will be unable to continue some of our ongoing engagements or accept new engagements as a result of conflicts of interests.

We enter into fixed-price engagements

        We derive a portion of our revenues from fixed-price contracts. In fiscal 2007 and fiscal 2006, we derived 6.6% and 5.3% of our revenues from fixed-price engagements, respectively. These contracts are more common in our business consulting practice, and would likely grow in number with any expansion of that practice. If we fail to estimate accurately the resources required for a fixed-price project or fail to satisfy our contractual obligations in a manner consistent with the project budget, we might generate a smaller profit or incur a loss on the project. On occasion, we have had to commit unanticipated additional resources to complete projects, and we may have to take similar action in the future, which could adversely affect our revenues and results of operations.

Our reported earnings per share may be more volatile because of the accounting standards, rules, and regulations as they relate to our convertible senior subordinated debentures

        Holders of our 2.875% convertible senior subordinated debentures due 2034 may convert the debentures only under certain circumstances, including certain stock price-related conversion contingencies. As further described in Note 10 of our Notes to Consolidated Financial Statements, we determine the effect of the debentures on earnings per share under the treasury stock method of accounting. The treasury stock method of accounting allows us to report dilution only when our average stock price per share for the reporting period exceeds the $40 conversion price and only to the extent of the additional shares we may be required to issue in the event our conversion obligation exceeds the principal amount of the debentures converted. Accordingly, volatility in our stock price could cause volatility in our reported diluted earnings per share.

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

The market price of our common stock may be volatile

        The market price of our common stock has fluctuated widely and may continue to do so. For example, from November 26, 2006, to November 24, 2007, the trading price of our common stock ranged from a high of $55.00 per share to a low of $43.74 per share. Many factors could cause the market price of our common stock to rise and fall. Some of these factors are:

  •
  variations in our quarterly results of operations;

  •
  the hiring or departure of key personnel or non-employee experts;

  •
  changes in our professional reputation;

  •
  the introduction of new services by us or our competitors;

  •
  acquisitions or strategic alliances involving us or our competitors;

  •
  changes in accounting principles or methods, such as Statement of Financial Accounting Standards No. 123R, Financial Accounting Standards Board Interpretation No. 47, and Financial Accounting Standards Board Interpretation No. 48;

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

Our debt obligations may adversely impact our financial performance

        In June and July of 2004, we issued a total of $90.0 million of 2.875% convertible senior subordinated debentures due 2034. We had previously operated with little or no debt, and our previous payments of interest had not been material. The interest we are required to pay on these debentures reduces our net income each year and will continue to do so until the debentures are no longer outstanding. The terms of the debentures also include provisions that could accelerate our obligation to repay all amounts outstanding under the debentures if certain events happen, such as our failure to pay interest in a timely manner, failure to pay principal upon redemption or repurchase, failure to deliver cash, shares of common stock, or other property upon conversion and other specified events of default. In addition, on June 15, 2011, June 15, 2014, June 15, 2019, June 15, 2024 and June 15, 2029, or following specified fundamental changes, holders of the debentures may require us to repurchase their debentures for cash. On December 14, 2004, we irrevocably elected to settle with cash 100% of the principal amount of the debentures upon conversion thereof, and holders of the debentures may convert them if our stock price exceeds $50 per share for at least 20 out of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. Because the closing price of our common stock did not equal or exceed the $50 per share contingent conversion trigger price for 20 out of the 30 consecutive trading days ended on November 24, 2007, holders of the debentures are not able to exercise their right to convert the bonds during our first fiscal quarter ending on February 15, 2008. The last reported sales price of our common stock was less than $50 per share for more than ten days in the thirty consecutive trading day period ending on the last day of our first quarter of fiscal 2008. Because of this occurrence, holders of the debentures may not convert them during our second fiscal quarter ending on May 9, 2008. This test is repeated each fiscal quarter. To date, no conversions have occurred. On June 20, 2005, we amended our loan agreement with our bank to increase the existing line of credit from $40.0 million to $90.0 million to mitigate the potential liquidity risk, and to provide funding if required, in the event of conversion by the debenture holders. We intend to use the amounts available under our bank line of credit, in the event debenture holders exercise their rights to convert. The degree to which we are leveraged could adversely affect our ability to obtain further financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures.

Our charter and by-laws, Massachusetts law and the terms of our convertible debentures may deter takeovers

        Our amended and restated articles of organization and amended and restated by-laws and Massachusetts law contain provisions that could have anti-takeover effects and that could discourage, delay, or prevent a change in control or an acquisition that our shareholders and debenture holders may find attractive. These provisions may also discourage proxy contests and make it more difficult for our shareholders to take some corporate actions, including the election of directors. In addition, the terms of our convertible debentures provide that we may be required to pay a make-whole premium to the holders of our convertible debentures upon a change of control. These provisions could limit the price that investors might be willing to pay for shares of our common stock.

Item 1B—Unresolved Staff Comments

        Not applicable.

Item 2—Properties

        In the aggregate, as of November 24, 2007, we lease approximately 411,000 square feet of office space in locations around the world. Of this total, we have subleased to other companies approximately 18,000 square feet of our office space.

        All of our offices are electronically linked and have access to our core consulting tools. We believe our existing facilities are adequate to meet our current requirements and that suitable space will be available as needed.

Item 3—Legal Proceedings

        None.

Item 4—Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our shareholders during the fourth quarter of fiscal 2007.

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

Fiscal Year Ended November 25, 2006	High	Low
November 27, 2005 to February 17, 2006	$51.80	$43.47
February 18, 2006 to May 12, 2006	$52.77	$44.89
May 13, 2006 to September 1, 2006	$49.00	$41.50
September 2, 2006 to November 25, 2006	$52.48	$44.11

Fiscal Year Ended November 24, 2007	High	Low
November 26, 2006 to February 16, 2007	$54.94	$49.37
February 17, 2007 to May 11, 2007	$54.88	$49.27
May 12, 2007 to August 31, 2007	$55.00	$43.74
September 1, 2007 to November 24, 2007	$53.99	$46.09

        Shareholders.    We had approximately 94 holders of record of our common stock as of January 30, 2008. This number does not include shareholders for whom shares were held in a "nominee" or "street" name.

        Dividends.    We have not paid any cash dividends in the past and we do not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of our bank line of credit place restrictions on our ability to pay cash dividends on our common stock.

        Repurchases of Equity Securities.    The following table provides information about our repurchases of shares of our common stock during the twelve weeks ended November 24, 2007. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not have any purchases by any affiliate or other person (if any) that are reportable in the following table. For purposes of this table, we have divided the quarter into three equal periods of four weeks.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)(3)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
September 1, 2007, to September 28, 2007	—	—	—	584,765
September 29, 2007, to October 26, 2007	14,899	$49.96	—	584,765
October 27, 2007, to November 24, 2007	—	—	—	584,765

(1)
On October 17, 2007, we repurchased 14,899 shares of our common stock from one of our employees, based on the contractual right of first purchase contained in the employee's stock purchase agreement with us.

(2)
We are a party to a stock restriction agreement with certain shareholders under which we have specified rights to repurchase shares of common stock held by them, as described in more detail in our proxy statement for our 2007 annual meeting of shareholders under the heading "Transactions with Related Parties—Stock restriction agreement."

(3)
On June 14, 2007, we issued a press release announcing that our board of directors has approved the repurchase from time to time of up to 1,500,000 shares of our common stock, of which 915,235 shares of common stock were purchased in prior quarters and 584,765 shares of our common stock remain available for purchase. During the fourth quarter of fiscal 2007, we did not purchase any shares authorized under this plan.

        Shareholder Return Performance Graph.    The graph below compares our cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index, and a customized peer group of four companies that includes: LECG Corp., Navigant Consulting Inc., FTI Consulting Inc., and Huron Consulting Group Inc. The graph tracks the performance of a $100 investment in our common stock, in the peer group, and the index (with the reinvestment of all dividends) from November 30, 2002 to November 24, 2007. We paid no cash dividends during the period shown. The inclusion of LECG Corporation in the peer group begins with the date of its initial public offering on November 14, 2003. The inclusion of Huron Consulting Group, Inc. in the peer group begins with the date of its initial public offering on October 18, 2004.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among CRA International, Inc., The NASDAQ Composite Index
And A Peer Group

	11/30/02	11/29/03	11/27/04	11/26/05	11/25/06	11/24/07
CRA International, Inc.	100.00	208.86	275.38	291.90	332.97	299.81
NASDAQ Composite	100.00	131.18	142.72	152.09	168.90	184.98
Peer Group	100.00	129.19	136.85	152.95	161.42	232.74

        The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6—Selected Financial Data

        The following selected consolidated financial data as of and for each of the fiscal years in the five-year period ended November 24, 2007, has been derived from our audited consolidated financial statements.

	Fiscal Year Ended
	November 24, 2007 (52 weeks)	November 25, 2006 (52 weeks)	November 26, 2005 (52 weeks)	November 27, 2004 (52 weeks)	November 29, 2003 (52 weeks)
	(In thousands, except per share data)
Consolidated Statement of Operations Data(1):
Revenues	$394,645	$349,894	$295,474	$216,735	$163,458
Costs of services(2)	246,014	217,398	171,328	124,854	97,966

Gross profit	148,631	132,496	124,146	91,881	65,492
Selling, general and administrative expenses(2)	99,861	84,545	79,958	60,148	45,257

Income from operations	48,770	47,951	44,188	31,733	20,235
Interest income	5,514	5,089	2,149	904	429
Interest expense	(3,338)	(3,424)	(3,369)	(1,751)	(38)
Other income (expense)	(441)	(203)	221	(260)	(306)

Income before provision for income taxes, minority interest, equity method investment gain (loss), and cumulative effect of accounting change	50,505	49,413	43,189	30,626	20,320
Provision for income taxes	(19,697)	(21,182)	(18,530)	(13,947)	(8,737)

Income before minority interest, equity method investment gain (loss), and cumulative effect of accounting change	30,808	28,231	24,659	16,679	11,583
Minority interest	—	141	(59)	(335)	(154)
Equity method investment gain (loss), net of tax	1,794	(529)	—	—	—
Cumulative effect of accounting change, net of tax	—	(398)	—	—	—

Net income	$32,602	$27,445	$24,600	$16,344	$11,429

Net income per share(3):
Basic	$2.91	$2.40	$2.34	$1.63	$1.21

Diluted	$2.68	$2.24	$2.13	$1.55	$1.16

Weighted average number of shares outstanding(3):
Basic	11,220	11,418	10,526	10,016	9,438

Diluted	12,149	12,272	11,564	10,520	9,843

	November 24, 2007	November 25, 2006	November 26, 2005	November 27, 2004	November 29, 2003
	(In thousands)
Consolidated Balance Sheet Data:
Working capital	$149,632	$160,023	$148,382	$101,319	$78,952
Total assets	453,921	445,896	387,545	288,811	164,216
Total long-term debt	90,000	87,000	90,242	91,214	1,571
Total shareholders' equity	251,082	248,776	204,620	127,026	118,031

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

(2)
Prior to the first quarter of fiscal 2007, we classified our internal information technology group's labor costs as an element of "cost of services". In recent years, the information technology group gradually became less involved in client projects and more focused on internal systems. Accordingly, we recorded these costs that are not billable to clients to "selling, general and administrative expenses" in all periods presented. This classification has no effect on income from operations or net income.

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

        We derive revenues principally from professional services rendered by our employee consultants. In most instances, we charge clients on a time-and-materials basis and recognize revenues in the period when we provide our services. We charge consultants' time at hourly rates, which vary from consultant to consultant depending on a consultant's position, experience, and expertise, and other factors. We derive a portion of our revenues from fixed-price contracts. Revenues from fixed-price engagements are recognized using a proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. We derived 6.6% and 5.3% of our revenues from fixed-price engagements in fiscal 2007 and 2006, respectively. We generate substantially all of our professional services fees from the work of our own employee consultants and a portion from the work of our non-employee experts. Factors that affect our professional services revenues include the number and scope of client engagements, the number of consultants we employ, the consultants' billing rates, and the number of hours our consultants work. Revenues also include reimbursements, or expenses billed to clients, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses.

        Our costs of services include the salaries, bonuses, share-based compensation expense (in fiscal 2007 and 2006 only), and benefits of our employee consultants. Our bonus program awards discretionary bonuses based on our revenues and profitability and individual performance. Costs of services also include out-of-pocket and other expenses that are billed to clients, and the salaries, bonuses, and benefits of support staff whose time is billed directly to clients, such as librarians, editors, and programmers. Selling, general, and administrative expenses include salaries, bonuses, share-based compensation expense, and benefits of our administrative and support staff, fees to non-employee experts for generating new business, office rent, marketing, and other costs.

Utilization & Seasonality

        Because we derive the majority of our revenues from hourly billings by our employee consultants, our utilization of those employee consultants is one key indicator that we use to measure our operating performance. We calculate utilization by dividing the total hours worked by our employee consultants on engagements during the measurement period by the total number of hours that our employee consultants were available to work during that period. Utilization was 75% for fiscal 2007 and 78% for fiscal 2006 and fiscal 2005. We experience higher utilization in our finance and litigation and applied economics platforms than in our business consulting platform because our business consulting practice devotes a greater portion of its time to sales and marketing efforts.

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

        The terms "fiscal 2007," "fiscal 2006," and "fiscal 2005" refer to the 52-week periods ended November 24, 2007, November 25, 2006, and November 26, 2005, respectively.

Acquisitions and International Expansion

        On May 23, 2006, we completed the acquisition of certain assets of The Ballentine Barbera Group, LLC ("BBG"), an independent consulting firm focusing on transfer pricing services headquartered in Washington, D.C. We purchased BBG for approximately $27.9 million (after adding acquisition costs, additional contingent purchase payments, and transaction fees paid or accrued). The purchase price consisted of $22.9 million in cash and $5.0 million in CRA restricted stock. The BBG acquisition added approximately 35 employee consultants.

        On June 16, 2005, we completed the acquisition of all of the equity of Economics of Competition and Litigation Limited ("ECL"), a London-based provider of competition economics in Europe, formerly known as Lexecon Ltd. We purchased ECL for approximately $18.2 million valued using foreign exchange rates as of the date of acquisition (after deducting cash acquired, and adding acquisition costs, additional contingent purchase payments, and transaction fees paid or accrued). The purchase price consisted of $13.7 million in cash and $4.5 million in loan notes that were exchanged for 86,306 shares of our common stock, which carry restrictions with respect to when they can be sold. The ECL acquisition added approximately 25 employee consultants.

        On April 27, 2005, we completed the acquisition of all of the equity of Lee & Allen Consulting Limited ("Lee & Allen"), a London-based consulting firm offering financial dispute resolution and forensic accounting services to the corporate, legal, and regulatory markets. We purchased Lee & Allen for approximately $18.0 million valued using foreign exchange rates as of the date of the acquisition (after deducting cash acquired, and adding acquisition costs, additional contingent purchase payments, and transaction fees paid or accrued). The purchase price consisted of $14.0 million in cash and $4.0 million in loan notes that were exchanged for 81,990 shares of our common stock, which carry restrictions with respect to when they can be sold. The Lee & Allen acquisition added approximately 40 employee consultants.

        The BBG, ECL, and Lee & Allen acquisitions have been accounted for under the purchase method of accounting, and the results of operations have been included in the accompanying statements of income from the date of acquisition. The purchase agreements for these acquisitions provide for additional purchase consideration for up to five years following the transactions, if specific performance targets are met. These earnouts are payable in cash and/or our common stock. Any additional payments related to these contingencies will be accounted for as additional goodwill. During fiscal 2005, CRA recorded an additional $1.1 million of purchase price related to acquisitions, which was paid in cash and common stock during the second quarter of fiscal 2006. During fiscal 2006, CRA recorded $1.5 million in additional purchase price related to these acquisitions, which included promissory notes and common stock. The promissory notes were paid during the first quarter of fiscal 2007. During fiscal 2007, CRA recorded an additional $7.6 million of purchase price related to these acquisitions, which included cash, promissory notes, and common stock. These payments, and any additional payments related to these contingencies, have been and will be accounted for as additional goodwill.

        Revenues from our international operations accounted for 26.7%, 23.6%, and 19.1% of our total revenues in fiscal 2007, fiscal 2006, and fiscal 2005, respectively, as more fully described in Note 13 to our Notes to Consolidated Financial Statements. Our international revenues for fiscal 2006 reflect a full year of operations for the Lee & Allen and ECL acquisitions, which occurred during the second and third quarters of fiscal 2005, respectively. In addition, our international revenues for fiscal 2005 include partial year operations for the United Kingdom-based ECL and Lee & Allen acquisitions. These acquisitions have significantly increased the diversification of our European business, including forensic accounting and computing practices, and expanded service offerings in competition economics, commercial litigation, and energy industries. We have also developed a significant presence in the European litigation and regulatory markets; in addition, as a result of these acquisitions, we expanded our service offerings to clients in South Africa, Hong Kong, and other parts of Asia. We continue to actively evaluate opportunities to strengthen our presence overseas.

Investment in NeuCo

        We owned 49.7% of the equity of NeuCo, Inc. as of November 26, 2005. In May 2006, NeuCo completed the acquisition of Ohio-based Pegasus Technologies, Inc., a majority-owned subsidiary of Rio Tinto America Services Company. As a result of the transaction, Pegasus equity holders received an equity interest in NeuCo equal to 26.5% of the outstanding common stock and consequently our interest in NeuCo was reduced to 36.4%. As such, during the third quarter of fiscal 2006, we began accounting for our remaining investment in NeuCo under the equity method of accounting. Our interest in NeuCo remains at 36.4% as of November 24, 2007 and November 25, 2006, respectively. Prior to NeuCo's acquisition of Pegasus and the resulting reduction of our interest in NeuCo, NeuCo's financial results had been consolidated with ours. Prior to deconsolidation, NeuCo achieved revenues of approximately $3.0 million and a net loss of approximately $280,000 in the first two quarters of fiscal 2006. In fiscal 2005, NeuCo generated $9.0 million in revenues and $114,000 in net income.

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

        We recognize substantially all of our revenues under written service contracts with our clients where the fee is fixed or determinable, as the services are provided, and only in those situations where collection from the client is reasonably assured. In certain limited cases we provide services to our clients without sufficient contractual documentation to allow us to recognize revenue in accordance with U.S. GAAP. In these cases, where we invoice clients, these amounts are fully reserved until all criteria for recognizing revenue are met. The majority of our revenue is derived from time-and-materials service contracts. Revenues from time-and-materials service contracts are recognized as the services are provided based upon hours worked and contractually agreed-upon hourly rates, as well as a computer services fee based upon hours worked. Revenues from fixed-price engagements are recognized on a proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. Project costs are based on the direct salary of the consultants on the engagement plus all direct expenses incurred to complete the engagement that are not reimbursed by the client. The proportional performance method is used since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and terms set forth in the contract, and are indicative of the level of benefit provided to our clients. Our fixed-price contracts generally include a termination provision that converts the agreement to a time-and-materials contract in the event of termination of the contract. There are no costs that are deferred and amortized over the contract term. Our management maintains contact with project managers to discuss the status of the projects and, for fixed-price engagements, management is updated on the budgeted costs and resources required to complete the project. These budgets are then used to calculate revenue recognition and to estimate the anticipated income or loss on the project. In the past, we have occasionally been required to commit unanticipated additional resources to complete projects, which have resulted in lower than anticipated income or losses on those contracts. We may experience similar situations in the future. Provisions for estimated losses on contracts are made during the period in which such losses become probable and can be reasonably estimated. To date, such losses have not been significant.

        Revenues also include reimbursements, or expenses billed to clients, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. These reimbursable expenses are as follows (in thousands):

	Year Ended
	November 24, 2007 (52 weeks)	November 25, 2006 (52 weeks)	November 26, 2005 (52 weeks)
Reimbursable expenses billed to clients	$50,034	$41,222	$35,605

        Our normal payment terms are 30 days from invoice date. For fiscal 2007 and fiscal 2006, our average days sales outstanding (DSOs) were 109 days and 107 days, respectively. We calculate DSOs by dividing the sum of our accounts receivable and unbilled services balance, net of deferred revenue, at the end of the fiscal quarter by average daily revenues. Average daily revenues are calculated by dividing quarter revenues by the number of days in a quarter. Our project managers and finance personnel monitor payments from our clients and assess any collection issues. We maintain accounts receivable allowances for estimated losses resulting from the inability of our clients to make required payments. We base our estimates on our historical collection experience, current trends, and credit policy. In determining these estimates, we examine historical write-offs of our receivables and review client accounts to identify any specific customer collection issues. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. A failure to estimate accurately the accounts receivable allowances and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition, and results of operations. As of November 24, 2007 and November 25, 2006, $10.6 million and $6.3 million, was provided for accounts receivable allowances, respectively.

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

        Valuation of Goodwill and Other Intangible Assets.    We account for our acquisitions under the purchase method of accounting pursuant to SFAS No. 141, "Business Combinations". Goodwill represents the purchase price of acquired businesses in excess of the fair market value of net assets acquired. Intangible assets consist principally of non-competition agreements, which are amortized on a straight-line basis over the related estimated lives of the agreements (eight to ten years), as well as customer relationships, backlog, trade names, and property leases, which are amortized on a straight-line basis over their remaining useful lives (one to ten years).

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill and intangible assets with indefinite lives are not subject to amortization, but monitored annually for impairment, or more frequently if there are indicators of impairment. Any impairment would be measured based upon the fair value of the related asset based on the provisions of SFAS No. 142. Because we have one reporting segment, under SFAS No. 142, we utilize the entity-wide approach for assessing goodwill for impairment and compare our market value to our net book value to determine if an impairment exists. There were no impairment losses related to goodwill in any of the fiscal years presented. If we determine through the impairment review process that goodwill has been impaired, we would record the impairment charge in our consolidated statement of income. The net amount of goodwill was approximately $152.2 million as of November 24, 2007. The goodwill amount for the acquisitions is initially recorded based upon a preliminary estimated purchase price allocation and is subject to change. Any preliminary purchase price allocation is based upon our estimate of fair value, and is finalized as we receive other information relevant to the acquisition, such as exit costs related to lease obligations.

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

        If we were to determine that an impairment review is required, we would review the expected future undiscounted cash flows to be generated by the assets. If we determine that the carrying value of intangible assets may not be recoverable, we would measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. The net amount of intangible assets was approximately $7.0 million as of November 24, 2007, which includes approximately

$1.5 million related to the BBG acquisition, $1.7 million related to the ECL acquisition, and $1.8 million related to the Lee & Allen acquisition.

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

        Our financial statements contain certain deferred tax assets and liabilities that result from temporary differences between book and tax accounting, as well as net operating loss carryforwards. SFAS No. 109, "Accounting for Income Taxes," requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The decision to record a valuation allowance requires varying degrees of judgment based upon the nature of the item giving rise to the deferred tax asset. As a result of operating losses incurred in certain of our foreign subsidiaries, and uncertainty as to the extent and timing of profitability in future periods, we recorded valuation allowances in certain of these foreign subsidiaries based on the facts and circumstances affecting each subsidiary. Had we not recorded these allowances of $319,000 and $60,000 in fiscal 2007 and fiscal 2006, respectively, we would have reported a lower effective tax rate than that recognized in our statements of income in fiscal 2007 and fiscal 2006. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination was made. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is possible that changes in these estimates in the near term could materially affect our financial condition and results of operations.

        Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state, or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction, and as a result of acquisitions. Our effective tax rate was 39.0% in fiscal 2007 and 42.9% in fiscal 2006. Our effective tax rate was negatively impacted in fiscal 2006 by a limitation on deducting certain executive officer compensation in accordance with Section 162(m) of the Internal Revenue Code. Our effective tax rate in fiscal 2007 was positively impacted by a $1.8 million tax benefit associated with the Advanced Pricing agreement that we entered into with the Internal Revenue Service and Inland Revenue.

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

Recent Accounting Pronouncements

        In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which clarifies the accounting for uncertainty income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 in the first quarter of fiscal 2008. We do not expect the adoption of FIN 48 to have a material impact on our consolidated statements of income and financial condition.

        In June 2006, the Emerging Issues Task Force of the Financial Accounting Standards Board (the "EITF") reached a conclusion on EITF Issue No. 06-3 "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement". The scope of EITF Issue No. 06-3 includes any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, and may include, but is not limited to, sales, use, value added, and some excise taxes. The EITF Issue No. 06-3 requires that the presentation of taxes on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. We collect goods and services and value added taxes from customers and records these amounts on a net basis, which is within the scope of EITF Issue No. 06-3. We adopted EITF Issue No. 06-3 in the second quarter of fiscal 2007. The adoption of EITF Issue No. 06-3 did not have any impact on our consolidated statement of income or financial condition.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of SFAS 157, guidance for applying fair value was incorporated in several accounting pronouncements. SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about fair value measurements. While SFAS 157 does not add any new fair value measurements, it does change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted SFAS 157 in the first quarter of fiscal 2008. We have determined that the adoption of SFAS 157 will not have a material impact on our consolidated statement of income or financial condition.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS 159 allows entities to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected must be reported in earnings at each subsequent reporting date. The fair value option can be applied instrument by instrument, however the election is irrevocable. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are evaluating the impact, if any, that SFAS 159 would have on our consolidated statements of income and financial condition.

        In December 2007, the FASB issued SFAS No. 141R, "Business Combinations". SFAS 141R requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. SFAS 141R also requires additional disclosure of information surrounding a business combination, such that users of the entity's financial statements can fully understand the nature and financial impact of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is our fiscal 2010. An entity may not apply it before that date. The provisions of SFAS 141R will only impact us if we are party to a business combination after the pronouncement has been adopted.

Results of Operations

        The following table provides operating information as a percentage of revenues for the periods indicated:

	Fiscal Year Ended
	November 24, 2007 (52 weeks)	November 25, 2006 (52 weeks)	November 26, 2005 (52 weeks)
Revenues	100.0%	100.0%	100.0%
Costs of services	62.3	62.1	58.0

Gross profit	37.7	37.9	42.0
Selling, general and administrative expenses	25.3	24.2	27.0

Income from operations	12.4	13.7	15.0
Interest income	1.4	1.5	0.7
Interest expense	(0.9)	(1.0)	(1.1)
Other income (expense)	(0.1)	(0.1)	—

Income before provision for income taxes, minority interest, equity method investment gain (loss), and cumulative effect of accounting change	12.8	14.1	14.6
Provision for income taxes	5.0	6.0	6.3

Income before minority interest, equity method investment gain (loss), and cumulative effect of accounting change	7.8	8.1	8.3
Minority interest	—	—	—
Equity method investment loss, net of tax	0.5	(0.2)	—
Cumulative effect of accounting change, net of tax	—	(0.1)	—

Net income	8.3%	7.8%	8.3%

Fiscal 2007 Compared to Fiscal 2006

        Revenues.    Revenues increased $44.8 million, or 12.8%, to $394.6 million for fiscal 2007 from $349.9 million for fiscal 2006. The increase in revenues is due primarily to an increased demand for our services in our chemicals and petroleum, energy and environment, and competition practices, as well as the transfer pricing practice that reflected the BBG acquisition, which occurred at the beginning of the third quarter of fiscal 2006. Other factors contributing to the increase in revenues are increased billing rates for our employee consultants, which were phased in at the beginning of the first quarter of fiscal 2007, and to a lesser extent, an increase in client reimbursable expenses. Client reimbursable expenses, excluding NeuCo, increased $9.1 million and carry little to no margin. Our business consulting revenues grew approximately 25% from fiscal 2006, which was due primarily to our chemicals and petroleum, and energy and environment practices, offset partially by a decrease in our pharmaceuticals practice. Our chemicals and petroleum practice grew nearly 55%, due to an increase in demand for our services, particularly in the Middle East, and the continued expansion of our London-based operations. Our energy and environment practice increased more than 15% from fiscal 2006, due primarily to continued strength in projects related to environmental, energy, and climate issues. Our pharmaceuticals practice decreased more than 25% from fiscal 2006, due primarily to a decrease in demand for our services related to the completion of two large client engagements. Our litigation and applied economics revenues grew approximately 10% from fiscal 2006, which was due to an increase in revenues primarily in our transfer pricing practice area, which benefited from the BBG acquisition. Our competition practice grew by nearly 10% during fiscal 2007 as compared to fiscal 2006, and continues to be our largest practice in terms of revenue. Our intellectual property practice decreased more than 5% from fiscal 2006 as the result of project delays. Our finance revenues grew more than 5% during fiscal 2007 as compared to fiscal 2006 due to demand for our services in securities and litigation matters. Our forensic accounting practice grew approximately 30% from fiscal 2006 due to a major international arbitration engagement and preparations for further arbitration matters that are scheduled to go to hearings during fiscal 2008. Overall, revenues outside of North America represented approximately 27% of revenues for fiscal 2007, compared with 24% of revenues for fiscal 2006. The growth in revenue in our international offices is primarily due to an increase in demand in our chemicals and petroleum practice, largely in the Middle East.

        The total number of employee consultants increased to 771 at the end of fiscal 2007 from 733 at the end of fiscal 2006, which is primarily due to continued hiring and recruiting efforts. Utilization was 75% for fiscal 2007 compared with 78% for fiscal 2006. Revenues derived from fixed-price engagements increased to 6.6% of total revenues for fiscal 2007 compared with 5.3% for fiscal 2006.

        Costs of Services.    Costs of services increased $28.6 million, or 13.2%, to $246.0 million for fiscal 2007 from $217.4 million for fiscal 2006. The increase was due mainly to an increase in compensation expense for our employee consultants of $20.8 million, excluding NeuCo, attributable primarily to an increase in the average number of employee consultants. Our average number of employee consultants increased because of the BBG acquisition, as well as continued recruiting and hiring efforts. Excluding NeuCo, reimbursable expenses increased $9.1 million, or 22.2%, to $50.0 million for the fiscal year ended November 24, 2007 from $40.9 million for the fiscal year ended November 25, 2006. These increases were partially offset by the effect of the deconsolidation of NeuCo. As a percentage of revenues, cost of services increased to 62.3% for the fiscal year ended November 24, 2007 from 62.1% for the fiscal year ended November 25, 2006.

        Prior to the first quarter of fiscal 2007, we classified our internal information technology group's labor costs as an element of "cost of services". In recent years, the information technology group gradually became less involved in client projects and more focused on internal systems. Accordingly, we recorded these costs that are not billable to clients to "selling, general and administrative expenses" in all periods presented. The effect of this reclassification was to increase the fiscal year ended November 25, 2006 gross margin by $3.9 million. For the fiscal year ended November 24, 2007, the information technology group expenses totaled $4.4 million. This classification has no effect on income from operations or net income.

        Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses increased by $15.3 million, or 18.1%, to $99.9 million for fiscal 2007 from $84.5 million for fiscal 2006. Excluding NeuCo, a portion of the increase is due to the increases in commissions to non-employee experts of $4.5 million. Also contributing to the increase are increases in rent expense of $4.0 million, compensation expense of $2.5 million, travel expenses of $2.2 million, and recruiting fees of $1.6 million, which resulted from increased spending in corporate marketing, business development, staff training, and recruiting to support our revenue growth targets in the future. These increases were partially offset by a decrease due to the effect of the deconsolidation of NeuCo. As a percentage of revenues, selling, general, and administrative expenses increased to 25.3% for fiscal 2007 from 24.2% for fiscal 2006. This increase is due primarily to increases in commissions to non-employee experts and rent expense, offset partially by the effect of the deconsolidation of NeuCo.

        Interest Income.    Interest income increased by $0.4 million to $5.5 million for fiscal 2007 from $5.1 million for fiscal 2006. Despite lower cash and equivalent balances, this increase was due to higher average interest rates. Our weighted average interest rate yield for the fiscal year ended November 24, 2007 on our average cash and cash equivalent balances was approximately 4.8% compared with approximately 4.1% for the fiscal year ended November 25, 2006.

        Interest Expense.    Interest expense decreased by $0.1 million to $3.3 million for fiscal 2007 from $3.4 million for fiscal 2006. Interest expense primarily represents interest incurred on the 2.875%, $90.0 million convertible debt, and the amortization of debt issuance costs.

        Other Income (Expense).    Other expense increased by $0.2 million to $0.4 million for fiscal 2007 from $0.2 million for fiscal 2006. Other expense consists primarily of foreign currency exchange transaction gains and losses. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies.

        Provision for Income Taxes.    The provision for income taxes decreased $1.5 million, to $19.7 million for fiscal 2007 from $21.2 million for fiscal 2006. The decrease in the provision is primarily due to a $1.8 million net tax benefit associated with the Advanced Pricing Agreement that we entered into with the Internal Revenue Service and the Inland Revenue, and was partially offset by the effect of $0.3 million of trapped losses in several locations. Our effective income tax rate was 39.0% for fiscal 2007 and 42.9% for fiscal 2006. The higher effective tax rate in fiscal 2006 is primarily due to the limitation on deducting certain executive officer compensation in accordance with Section 162(m) of the Internal Revenue Code.

        Minority Interest.    Previously, allocations of the minority share of NeuCo's net income resulted in deductions to our net income, while allocations of the minority share of NeuCo's net loss resulted in additions to our net income. Beginning in the third quarter of fiscal 2006, as more fully described in Note 1 to our Notes to Consolidated Financial Statements, we no longer consolidate NeuCo in our financial statements. Therefore, we no longer record minority interest. Minority interest in the results of operations of NeuCo allocable to its other owners was a net loss of $141,000 for fiscal 2006.

        Equity Method Investment Gain (Loss), Net of Tax.    Starting in the third quarter of fiscal 2006, we began accounting for our investment in NeuCo under the equity method of accounting. Previously, we consolidated NeuCo's financial results. We record our share in the income or losses of NeuCo as equity method investment gain (loss) in the statements of income. For fiscal 2007, our equity in the profits of NeuCo was $1.8 million, net of income tax. This includes approximately $2.1 million after income tax, which represents our share of a $10.0 million benefit related to the licensing of intellectual property rights by NeuCo. For fiscal 2006, our equity in the losses of NeuCo was $0.5 million, net of income tax, which includes our share of a $1.1 million legal settlement, which NeuCo recorded as an expense after the completion of its acquisition of Pegasus.

        Cumulative Effect of Accounting Change, Net of Tax.    We adopted Financial Accounting Standards Board Interpretation Number 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations", effective during the fourth quarter of fiscal 2006, as more fully described in Note 6 of our Notes to Consolidated Financial Statements. As a result of adopting FIN 47, we recorded a cumulative effect of accounting change that reduced our net income during the fourth quarter of fiscal 2006 by $398,000, net of tax.

        Net Income.    Net income increased by $5.2 million, or 18.8%, to $32.6 million for fiscal 2007 from $27.4 million for fiscal 2006. Diluted net income per share increased 19.6% to $2.68 per share for fiscal 2007 from $2.24 per share for fiscal 2006. Diluted net income per share increased at a greater rate than net income because diluted weighted average shares outstanding decreased approximately 123,000 shares to approximately 12,149,000 shares for fiscal 2007 from approximately 12,272,000 shares for fiscal 2006. The decrease in diluted weighted average shares outstanding for fiscal 2007 is primarily a result of repurchases of common stock during fiscal 2007 under our share repurchase programs.

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

        Costs of Services.    Costs of services increased $46.1 million, or 26.9%, to $217.4 million for fiscal 2006 from $171.3 million for fiscal 2005. The increase was due mainly to an increase in compensation expense for our employee consultants of $40.5 million, which includes $3.4 million of share-based compensation expense due to the adoption of SFAS No. 123R during the first quarter of fiscal 2006. Excluding share-based compensation expense, the increase in compensation expense was $37.1 million. This increase was primarily due to an increase of approximately $19.4 million in the compensation we pay our employee consultants and an increase of approximately $17.7 million due to an increase in the average number of employee consultants. Our average number of employee consultants increased because of the BBG acquisition, along with the effect of a full year of ECL and Lee & Allen headcount during fiscal 2006, as well as continued recruiting and hiring efforts. Reimbursable expenses increased $5.6 million, or 15.8%, to $41.2 million for fiscal 2006 from $35.6 million for fiscal 2005. As a percentage of revenues, cost of services increased to 62.1% for fiscal 2006 from 58.0% for fiscal 2005. Of the 4.1% increase as a percentage of revenues, approximately 3.4% was due primarily to higher compensation expense for our employee consultants resulting from increased competition in the marketplace and a higher proportion of our revenue being sourced internally, the cost of which is included in cost of services. Of the increase in compensation expense for our employee consultants nearly half is offset by the decrease in commissions to non-employee experts, the cost of which is included in selling, general and administrative expenses. Also, of the increase as a percentage of revenues, approximately 1.0% was due to the effect of the adoption of SFAS No. 123R and other share-based compensation expense recognized in fiscal 2006.

        Prior to the first quarter of fiscal 2007, we classified our internal information technology group's labor costs as an element of "cost of services". In recent years, the information technology group gradually became less involved in client projects and more focused on internal systems. Accordingly, we recorded these costs that are not billable to clients to "selling, general and administrative expenses" in all periods presented. The effect of this reclassification was to increase the fiscal years ended November 25, 2006 and November 26, 2005 gross margin by $3.9 million and $3.4 million, respectively. This classification has no effect on income from operations or net income.

        Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses increased by $4.6 million, or 5.7%, to $84.5 million for fiscal 2006 from $80.0 million for fiscal 2005. Largely because of the BBG acquisition in fiscal 2006 and the ECL and Lee & Allen acquisitions in fiscal 2005, we experienced an increase in overall compensation to our administrative staff of

$4.1 million, an increase in depreciation and amortization expense of $0.9 million, and an increase in rent expense $0.6 million. These increases were partially offset by a decrease in commissions to non-employee experts of $3.1 million. In addition, included in the increase in compensation expense for our administrative staff is share-based compensation expense of $1.1 million due to the adoption of SFAS No. 123R during the first quarter of fiscal 2006. Selling, general, and administrative expenses also includes approximately $0.6 million in office closure costs for our Mexico City office incurred in the second quarter of fiscal 2006. The increase in selling, general, and administrative expenses was also due to our need to support a larger and more complex global company. As a percentage of revenues, selling, general, and administrative expenses decreased to 24.2% for fiscal 2006 from 27.1% for fiscal 2005. This decrease is due primarily to lower commissions to non-employee experts and the deconsolidation of NeuCo. In addition, revenue increased at a greater rate than the increases in other selling, general, and administrative expenses, including rent and other costs that are principally fixed in nature.

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

        Minority Interest.    Previously, allocations of the minority share of NeuCo's net income resulted in deductions to our net income, while allocations of the minority share of NeuCo's net loss resulted in additions to our net income. Beginning in the third quarter of fiscal 2006, as more fully described in Note 1 to our Notes to Consolidated Financial Statements, we no longer consolidate NeuCo in our financial statements. Therefore, we no longer record minority interest. Minority interest in the results of operations of NeuCo allocable to its other owners was a net loss of $141,000 for fiscal 2006, compared with net income of $59,000 for fiscal 2005.

        Equity Method Investment Gain (Loss), Net of Tax.    Through NeuCo's acquisition of Pegasus, as more fully described in Note 1 to our Notes to Consolidated Financial Statements, our interest in NeuCo has been reduced from 49.7% as of November 26, 2005, to 36.4% as of November 25, 2006. As a result, we began accounting for our investment in NeuCo under the equity method of accounting.

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

        Cumulative Effect of Accounting Change, Net of Tax.    We adopted Financial Accounting Standards Board Interpretation Number 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations", effective during the fourth quarter of fiscal 2006, as more fully described in Note 6 of our Notes to Consolidated Financial Statements. As a result of adopting FIN 47, we recorded a cumulative effect of accounting change that reduced our net income during the fourth quarter of fiscal 2006 by $398,000, net of tax.

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

Liquidity and Capital Resources

        General.    In fiscal 2007, we had a net decrease in cash and cash equivalents of $31.1 million. We completed the year with cash and cash equivalents of $100.5 million, and working capital (defined as current assets less current liabilities) of $149.6 million.

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

        On May 23, 2006, we acquired certain assets of BBG for $27.9 million (after adding acquisition costs, additional contingent purchase payments, and transaction fees paid or accrued). The $27.9 million purchase price consisted of $22.9 million in cash and $5.0 million in shares of our common stock, which carry restrictions with respect to when they can be sold. On June 16, 2005 and April 27, 2005, we completed the acquisitions of ECL and Lee & Allen, respectively. Upon acquisition, we paid approximately $27.7 million (after deducting cash acquired, and adding acquisition costs, additional contingent purchase payments, and transaction fees paid or accrued) in cash and $8.5 million in shares of our common stock, which carry restrictions with respect to when they can be sold. We funded the cash portion of the purchase price of the BBG, ECL and Lee & Allen acquisitions from existing cash resources.

        We believe that current cash balances, cash generated from operations, and amounts available under our bank line of credit will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

        Sources and Uses of Cash in Fiscal 2007.    During fiscal 2007, net cash provided by operations was $30.9 million. The sources of cash in operations include net income of $32.6 million, a decrease in deferred income taxes of $3.2 million, share-based compensation expense of $5.5 million, depreciation and amortization expense of $10.2 million, and an increase in accounts payable, accrued expenses, and other liabilities of $6.8 million. The sources of cash in operations were offset by increases in unbilled services of $3.2 million, prepaid expenses and other assets of $7.0 million, and accounts receivable of $14.7 million.

        We used $20.7 million of net cash for investing activities during fiscal 2007, which included $11.1 million for capital expenditures, $7.2 million for the payment of additional consideration relating to acquisitions, and $2.4 million for payments on notes receivables.

        We used $41.6 million of cash for financing activities during fiscal 2007. Cash used in financing activities was primarily used to repurchase 1,187,185 shares of our common stock for approximately $57.5 million in cash. In June 2007, we announced that our Board of Directors authorized a multi-year share repurchase program of up to a total of 1,500,000 shares of our common stock. This is in addition to our prior share repurchase program of 500,000 shares that was announced in July 2006, the primary purpose of which was to offset the dilutive impact of stock options and restricted share grants that have been or may be granted to employees, independent directors, and non-employee consultants. We have now repurchased all shares authorized by the 500,000 share repurchase program and 915,235 of the shares authorized by the 1,500,000 share repurchase program. The common stock repurchases were partially offset by proceeds from the exercise of stock options of $11.7 million, $2.5 million from excess tax benefits on share-based compensation pursuant to SFAS No. 123R, and $2.2 million from collections on receivables from shareholders.

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

        Pursuant to the terms of the indenture governing the debentures, since the closing stock price did not equal or exceed the $50 per share contingent conversion trigger price for 20 out of 30 consecutive trading days ending on November 24, 2007, the market price conversion trigger was not satisfied and holders of the debentures are not able to exercise their right to convert the bonds during the first quarter of fiscal 2008. The last reported sales price of our common stock was less than $50 per share for more than ten days in the thirty consecutive trading day period ending on the last day of our first quarter of fiscal 2008. Because of this occurrence, holders of the debentures may not convert them during our second fiscal quarter ending on May 9, 2008. This test is repeated each fiscal quarter. To date, no conversions have occurred. We believe that in the event the contingent conversion trigger price is met, it is unlikely that a significant percentage of bondholders will exercise their right to convert because the debentures have traded at a premium over their conversion value. Since the holders of the debentures are not able to exercise their right to convert the bonds as of November 24, 2007, we have classified the $90.0 million convertible debt as long-term debt as of November 24, 2007, in the accompanying consolidated balance sheet. Our revolving line of credit to borrow up $90.0 million expires on April 30, 2010 and it is our intention to renew or replace the line of credit, as desirable and available, which would allow us to continue to classify our convertible debentures as long-term debt, rather than short-term in future years. In addition, the line of credit gives us additional flexibility to meet any unforeseen financial requirements.

        As early as June 15, 2011 or upon certain specified fundamental changes, we may be required to repurchase all or any portion of the debentures, at the option of each holder, which, in the event of a fundamental change involving a change of control of our firm, may include the payment of a make-whole premium.

        Borrowings under the Revolving Line of Credit.    We are party to a senior loan agreement with our bank for a $90.0 million revolving line of credit with a maturity date of April 30, 2010. Subject to the terms of the agreement, we may use borrowings under this line of credit for acquisition financing, working capital, general corporate purposes, letters of credit, and foreign exchanges contracts. The available line of credit is reduced, as necessary, to account for certain letters of credit outstanding. The $90.0 million credit facility allows us to mitigate the potential liquidity risk, and to provide funding if required, in the event of conversion by the debenture holders. Funds available under the expanded facility will allow us to continue to classify up to $90.0 million of our convertible debentures as long-term debt, rather than short-term, and will give us additional flexibility to meet any unforeseen financial requirements. There were no amounts outstanding under this line of credit as of November 24, 2007, and the line of credit then available was $86.6 million, reduced for letters of credit outstanding.

        Borrowings under our credit facility bear interest, at our option, either at LIBOR plus an applicable margin or at the prime rate. Applicable margins range from 0.75% to 1.50%, depending on the ratio of our consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the preceding four fiscal quarters, subject to various adjustments stated in the senior loan agreement. These margins are adjusted both quarterly and each time we borrow under the credit facility. Interest is payable monthly. A commitment fee of 0.165% is payable on the unused portion of the credit facility. Borrowings under the credit facility are secured by 100% of the stock of certain of our U.S. subsidiaries and by 65% of the stock of our foreign subsidiaries, amounting to net assets of approximately $92.2 million as of November 24, 2007.

        Debt Restrictions.    Under our senior credit agreement, we must comply with various financial and non-financial covenants. The financial covenants require us to maintain a minimum consolidated working capital of $25.0 million and require us to comply with a consolidated total debt to EBITDA ratio of not more than 3.5 to 1.0 and a consolidated senior debt to EBITDA ratio of not more than 2.0 to 1.0. Compliance with these financial covenants is tested on a fiscal quarterly basis. The definition of "current liabilities" included in the working capital covenant of the senior credit agreement excludes any convertible subordinated debt for which we have not been notified of the intention to convert. The non-financial covenants of the senior credit agreement place restrictions on our ability to incur additional indebtedness, engage in acquisitions or dispositions, and enter into business combinations. We also may not pay dividends or repurchase our common stock if there is a stated event of default or the issuance of dividends or repurchase of our common stock would create an event of default. Any indebtedness outstanding under the senior credit facility may become immediately due and payable upon the occurrence of stated events of default, including our failure to pay principal, interest or fees or a violation of any financial covenant.

        As of November 24, 2007, we were in compliance with our covenants under the senior credit agreement.

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

        In June 2007, we announced that our Board of Directors authorized a share repurchase program of up to a total of 1,500,000 shares of our common stock. We will finance the repurchase program with available cash and cash from future operations. We may repurchase shares in open market purchases or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. To date, we have repurchased 915,235 shares under this plan for approximately $43.5 million. In addition, we repurchased 257,051 shares under our prior share repurchase program for approximately $13.2 million during fiscal 2007. We expect to continue to repurchase shares under the share repurchase program.

        Contingencies.    In connection with the acquisitions we completed in fiscal 2006, fiscal 2005, and fiscal 2004, we agreed to pay additional consideration, for up to five years following the transactions, if specific performance targets are met. These payments are generally required to be made in cash, and in some cases are to be paid in shares of our common stock. During fiscal 2005, CRA recorded an additional $1.1 million of purchase price related to acquisitions, which was paid in cash and common stock during the second quarter of fiscal 2006. During fiscal 2006, CRA recorded $1.5 million in additional purchase price related to these acquisitions, which included promissory notes and common stock. The promissory notes were paid during the first quarter of fiscal 2007. During fiscal 2007, CRA recorded an additional $7.6 million of purchase price related to these acquisitions, of which $5.8 million was paid in cash and $0.6 million was paid in common stock during fiscal 2007 and $1.2 million will be paid in cash during fiscal 2008. We believe that we will have sufficient funds to satisfy any obligations related to the contingent consideration. We expect to fund these contingent cash payments, if any, from existing cash resources, cash generated from operations, or financing transactions.

        Impact of Inflation.    To date, inflation has not had a material impact on our financial results. There can be no assurance, however, that inflation will not adversely affect our financial results in the future.

Contractual Obligations

        The following table presents information about our known contractual obligations as of November 24, 2007. It does not reflect contractual obligations that may have arisen or may arise after that date. Except for historical facts, the information in this section is forward-looking information.

	Payments due by period
Contractual Obligations	Total	Fiscal 2008	Fiscal 2009-2010	Fiscal 2011-2012	After Fiscal 2012
	(in thousands)
Debt obligations:
Notes payable to sellers	$1,225	$1,225	$—	$—	$—
Convertible debentures payable(1)	90,000	—	—	90,000	—
Deferred compensation	5,058	1,278	1,531	2,249	—

Total debt obligations	96,283	2,503	1,531	92,249	—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	100,940	18,313	33,341	22,301	26,985
Purchase obligations(2)	—	—	—	—	—
Other long-term liabilities reflected on our balance sheet under GAAP	—	—	—	—	—

Total	$197,223	$20,816	$34,872	$114,550	$26,985

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

(2)
Acquisitions we completed in fiscal 2006, fiscal 2005, and fiscal 2004 involve contingent consideration. Any additional payments related to these contingencies will be accounted for as additional goodwill. Payment of the additional consideration is generally contingent upon the acquired companies reaching certain revenue targets. The milestones associated with the contingent consideration must be reached beginning in fiscal 2005 through fiscal 2011. Since it is not possible to estimate if or when the acquired companies will reach performance milestones, or the amount of contingent consideration based on future revenues, the maximum contingent consideration has not been included in the table above.

        We are party to standby letters of credit with two financial institutions in support of the minimum future lease payments under leases for permanent office space and bonds required per the terms of certain limited project proposals amounting to $3.6 million as of November 24, 2007.

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

Item 7A—Quantitative and Qualitative Disclosure About Market Risk

Foreign Exchange Risk

        The majority of our operations are based in the U.S., and accordingly, the majority of our transactions are denominated in U.S. dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of foreign currencies. Our primary foreign currency exposures relate to our short-term intercompany balances with our foreign subsidiaries and accounts receivable and cash valued in the United Kingdom in U.S. dollars. Our primary foreign subsidiaries have functional currencies denominated in the British pound, Australian dollar, and Euro, and foreign denominated assets and liabilities are remeasured each reporting period with any exchange gains and losses recorded in our consolidated statements of operations. We manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies. Based on currency exposures existing at November 24, 2007, a hypothetical 10% movement in foreign exchange rates would not expose us to significant gains or losses in earnings or cash flows. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies. In addition, we may use derivative instruments to manage the risk of exchange rate fluctuations. However, at

November 24, 2007, we had no outstanding derivative instruments. We do not use derivative instruments for trading or speculative purposes.

Interest Rate Risk

        We maintain an investment portfolio consisting mainly of investment grade money market funds, corporate obligations and government obligations with a weighted average maturity of less than one year. These held-to-maturity securities are subject to interest rate risk. However, a hypothetical change in the interest rate of 10% would not have a material impact to the fair values of these securities at November 24, 2007 primarily due to their short maturity and our intent to hold the securities to maturity.

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

Evaluation of Changes in Internal Control over Financial Reporting

        Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we have determined that, during the fourth quarter of fiscal 2007, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to affect, materially our internal control over financial reporting.

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

        Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on their assessment of the Company's internal control over financial reporting. The attestation report is included herein.

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

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of CRA International, Inc.

        We have audited CRA International, Inc.'s internal control over financial reporting as of November 24, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CRA International, Inc.'s management is responsible for maintaining effective internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        In our opinion, CRA International, Inc. maintained, in all material respects, effective internal control over financial reporting as of November 24, 2007, based criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of November 24, 2007 and November 25, 2006, and the related consolidated statements of income, cash flows and shareholders' equity for each of the years in the two-year period ended November 24, 2007, and our report dated February 4, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Boston, Massachusetts February 4, 2008

Item 9B—Other Information

        None.

PART III

        We have omitted the information required in Part III of this annual report because we intend to include that information in our definitive proxy statement for our 2008 annual meeting of shareholders, which we expect to file before 120 days after the end of fiscal 2007. We incorporate that information in this annual report by reference to our 2008 proxy statement.

Item 10—Directors, Executive Officers and Corporate Governance

        We incorporate the information required by this item by reference to the sections captioned "Executive Officers and Directors", "Corporate Governance", and "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2008 annual proxy statement.

Item 11—Executive Compensation

        We incorporate the information required by this item by reference to the section captioned "Compensation of Directors and Executive Officers" in our 2008 annual proxy statement.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

        We incorporate the information required by this item by reference to the sections captioned "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plans" in our 2008 annual proxy statement.

Item 13—Certain Relationships and Related Transactions and Director Independence

        We incorporate the information required by this item by reference to the sections captioned "Transactions with Related Parties" and "Corporate Governance" in our 2008 annual proxy statement.

Item 14—Principal Accountant Fees and Services

        We incorporate the information required by this item by reference to the section captioned "Principal Accountant Fees and Services" in our 2008 annual proxy statement.

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

CRA INTERNATIONAL, INC.
	By:	/s/ JAMES C. BURROWS James C. Burrows
Date: February 4, 2008		President, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES C. BURROWS James C. Burrows	President, Chief Executive Officer, and Director (principal executive officer)	February 4, 2008
/s/ WAYNE D. MACKIE Wayne D. Mackie	Executive Vice President, Treasurer, and Chief Financial Officer (principal financial and accounting officer)	February 4, 2008
/s/ ROWLAND T. MORIARTY Rowland T. Moriarty	Chairman of the Board	February 4, 2008
/s/ BASIL L. ANDERSON Basil L. Anderson	Director	February 4, 2008
/s/ WILLIAM F. CONCANNON William F. Concannon	Director	February 4, 2008
/s/ RONALD T. MAHEU Ronald T. Maheu	Director	February 4, 2008
/s/ NANCY L. ROSE Nancy L. Rose	Director	February 4, 2008
/s/ STEVEN C. SALOP Steven C. Salop	Director	February 4, 2008
/s/ WILLIAM T. SCHLEYER William T. Schleyer	Director	February 4, 2008
/s/ CARL SHAPIRO Carl Shapiro	Director	February 4, 2008

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Amended and Restated Articles of Organization.
3.2(2)	Amended and Restated By-Laws, as amended.
4.1(3)	Specimen certificate for common stock.
4.2(4)	Indenture governing the 2.875% Convertible Senior Subordinated Debentures Due 2034 dated June 21, 2004 between CRA as issuer and U.S. Bank National Association as trustee, including the form of 2.875% Convertible Senior Subordinated Debentures Due 2034 attached as Exhibit A thereto.
4.3(5)	Election Notice delivered to U.S. Bank pursuant to Section 15.02(i) of the Indenture.
4.4(6)	Resale Registration Rights Agreement dated June 21, 2004 between CRA and J.P. Morgan Securities Inc.
4.5(6)	Letter Agreement dated October 18, 2000 between CRA and Gordon C. Rausser.
10.1(7)*	1998 Incentive and Nonqualified Stock Option Plan, as amended.
10.2(1)*	1998 Employee Stock Purchase Plan.
10.3(8)*	2004 Nonqualified Inducement Stock Option Plan.
10.4(9)*	2006 Equity Incentive Plan, as amended as of April 19, 2007.
10.5(10)*	Form of Incentive Stock Option under the 1998 Incentive and Nonqualified Stock Option Plan, as amended.
10.6(10)*	Form of Nonqualified Stock Option under the 1998 Incentive and Nonqualified Stock Option Plan, as amended.
10.7(10)*	Form of Nonqualified Stock Option under the 2004 Nonqualified Inducement Stock Option Plan.
10.8(11)*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan.
10.9(11)*	Form of Restricted Stock Agreement for Employee or Independent Contractor Awards under the 2006 Equity Incentive Plan.
10.10(12)*	Form of Nonqualified Stock Option under the 2006 Equity Incentive Plan.
10.11(13)*	CRA International, Inc. Cash Incentive Plan.
10.12(14)*	Offer Letter with Wayne D. Mackie dated June 3, 2005.
10.13(12)*	Summary of Director Compensation.
10.14(1)	Office Lease Agreement dated as of March 1, 1978 between CRA and John Hancock Mutual Life Insurance Company, as amended.
10.15(15)	Amendments to Office Lease Agreement dated March 1, 1978 between CRA and John Hancock Mutual Life Insurance Company, as amended.
10.16(16)	Fifteenth Amendment to Office Lease Agreement dated March 1, 1978 between CRA and John Hancock Mutual Life Insurance Company, as amended.
10.17(4)	Sixteenth Amendment to Office Lease Agreement dated March 1, 1978 between CRA and John Hancock Mutual Life Insurance Company, as amended.
10.18(1)	Office Lease Agreement dated as of March 6, 1997 between CRA and Deutsche Immobilien Fonds Aktiengesellschaft.
10.19(15)	Office Lease dated as of November 29, 1999 between CRA and 1201 F Street, L.L.C., as amended.
10.20(17)	Agreement dated as of October 26, 2006 by and among 99 Bishopsgate (No.1) Limited and 99 Bishopsgate (No.2) Limited, Hammerson UK Properties PLC, 99 Bishopsgate Management Limited, CRA International (UK) Limited, and CRA International, Inc. (including forms of lease agreement).

10.21(1)	Form of consulting agreement with outside experts.
10.22(1)	Stock Restriction Agreement between CRA and its pre-IPO stockholders.
10.23(18)	First Amendment to Stock Restriction Agreement dated as of March 27, 2003 between CRA and certain holders of pre-IPO stock.
10.24(19)	Second Amendment to Stock Restriction Agreement dated as of June 10, 2005 among CRA and certain holders of pre-IPO stock.
10.25(20)	Loan Agreement dated as of January 14, 2004 between CRA and Citizens Bank of Massachusetts.
10.26(21)	First Amendment to Loan Agreement, dated as of March 29, 2005, by and between CRA and Citizens Bank of Massachusetts.
10.27(22)	Second Amendment to Loan Agreement, dated as of June 20, 2005, by and between CRA and Citizens Bank of Massachusetts.
10.28(23)	Third Amendment to Loan Agreement, dated as of April 17, 2006, by and between CRA and Citizens Bank of Massachusetts.
10.29(24)	Fourth Amendment to Loan Agreement, dated as of July 25, 2006, by and between CRA and Citizens Bank of Massachusetts.
10.30(25)	Fifth Amendment to Loan Agreement, dated as of May 16, 2007, by and between CRA and Citizens Bank of Massachusetts.
10.31(21)	First Amendment to Revolving Note, dated as of March 29, 2005, by and between CRA and Citizens Bank of Massachusetts.
10.32(22)	Second Amendment to Revolving Note, dated as of June 20, 2005, by and between CRA and Citizens Bank of Massachusetts.
10.33(25)	Third Amendment to Revolving Note, dated as of May 16, 2007, by and between CRA and Citizens Bank of Massachusetts.
10.34(20)	Stock Pledge Agreement dated as of January 14, 2004 between CRA and Citizens Bank of Massachusetts.
21.1	Subsidiaries.
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer.
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer.
32.1	Section 1350 certification.

*
Management contract or compensatory plan.

        Where a numbered note follows an exhibit number, we incorporate that exhibit by reference to the similarly named document filed as an exhibit to the following documents:

  (1)
  Our registration statement on Form S-1, File No. 333-46941.

  (2)
  Our current report on Form 8-K filed June 20, 2007.

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

  (9)
  Our current report on Form 8-K filed April 24, 2007.

  (10)
  Our annual report on Form 10-K for the fiscal year ended November 27, 2004.

  (11)
  Our current report on Form 8-K filed April 27, 2006.

  (12)
  Our annual report on Form 10-K for the fiscal year ended November 25, 2006.

  (13)
  Our current report on Form 8-K filed February 22, 2007.

  (14)
  Our annual report on Form 10-K for the fiscal year ended November 26, 2005.

  (15)
  Our annual report on Form 10-K for the fiscal year ended November 25, 2000.

  (16)
  Our annual report on Form 10-K for the fiscal year ended November 30, 2002.

  (17)
  Our current report on Form 8-K filed November 1, 2006.

  (18)
  Our current report on Form 8-K filed May 13, 2003.

  (19)
  Our current report on Form 8-K filed June 16, 2005.

  (20)
  Our quarterly report on Form 10-Q for the quarter ended February 20, 2004.

  (21)
  Our current report on Form 8-K filed April 1, 2005.

  (22)
  Our current report on Form 8-K filed June 24, 2005.

  (23)
  Our current report on Form 8-K filed April 19, 2006.

  (24)
  Our current report on Form 8-K filed July 26, 2006.

  (25)
  Our current report on Form 8-K filed May 22, 2007.

CRA INTERNATIONAL, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of CRA International, Inc.

        We have audited the accompanying consolidated balance sheets of CRA International, Inc. as of November 24, 2007 and November 25, 2006 and the related consolidated statements of income, cash flows and shareholders' equity for each of the fiscal years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CRA International, Inc. at November 24, 2007 and November 25, 2006, and the consolidated results of its operations and its cash flows for each of the fiscal years then ended, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CRA International, Inc.'s internal control over financial reporting as of November 24, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 4, 2008 expressed an unqualified opinion thereon.

/s/ KPMG LLP

Boston, Massachusetts
February 4, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of CRA International, Inc.

        We have audited the accompanying consolidated statements of income, cash flows and shareholders' equity of CRA International, Inc. for the year ended November 26, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of CRA International, Inc. for the year ended November 26, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts
February 6, 2006

CRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	November 24, 2007 (52 weeks)	November 25, 2006 (52 weeks)	November 26, 2005 (52 weeks)
	(In thousands, except per share data)
Revenues	$394,645	$349,894	$295,474
Costs of services	246,014	217,398	171,328

Gross profit	148,631	132,496	124,146
Selling, general and administrative expenses	99,861	84,545	79,958

Income from operations	48,770	47,951	44,188
Interest income	5,514	5,089	2,149
Interest expense	(3,338)	(3,424)	(3,369)
Other income (expense)	(441)	(203)	221

Income before provision for income taxes, minority interest, equity method investment gain (loss), and cumulative effect of accounting change	50,505	49,413	43,189
Provision for income taxes	(19,697)	(21,182)	(18,530)

Income before minority interest, equity method investment gain (loss), and cumulative effect of accounting change	30,808	28,231	24,659
Minority interest	—	141	(59)
Equity method investment gain (loss), net of tax	1,794	(529)	—
Cumulative effect of accounting change, net of tax	—	(398)	—

Net income	$32,602	$27,445	$24,600

Net income per share:
Basic	$2.91	$2.40	$2.34

Diluted	$2.68	$2.24	$2.13

Weighted average number of shares outstanding:
Basic	11,220	11,418	10,526

Diluted	12,149	12,272	11,564

See accompanying notes to the consolidated financials statements.

CRA INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	November 24, 2007	November 25, 2006
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$100,516	$131,570
Accounts receivable, net of allowances of $10,573 in 2007 and $6,324 in 2006	87,509	71,161
Unbilled services	43,445	39,319
Prepaid expenses and other assets	5,885	3,701
Deferred income taxes	11,039	13,998

Total current assets	248,394	259,749
Property and equipment, net	27,932	25,055
Goodwill	152,216	141,253
Intangible assets, net of accumulated amortization of $6,681 in 2007 and $4,976 in 2006	7,046	8,286
Deferred income taxes, net of current portion	1,196	2,425
Other assets	17,137	9,128

Total assets	$453,921	$445,896

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,693	$11,939
Accrued expenses	79,915	80,788
Deferred revenue and other liabilities	2,797	892
Current portion of notes payable to former shareholders	—	242
Deferred income taxes	79	—
Current portion of deferred compensation	1,278	2,865
Current portion of convertible debentures payable	—	3,000

Total current liabilities	98,762	99,726
Convertible debentures payable, net of current portion	90,000	87,000
Deferred rent and other non-current liabilities	7,631	6,416
Deferred compensation and other non-current liabilities	3,780	694
Deferred income taxes, net of current portion	2,666	3,284
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 10,763,942 and 11,462,082 shares issued and outstanding in 2007 and 2006, respectively	92,012	128,582
Receivables from shareholders	(2,047)	(2,705)
Retained earnings	149,637	117,035
Foreign currency translation	11,480	5,864

Total shareholders' equity	251,082	248,776

Total liabilities and shareholders' equity	$453,921	$445,896

See accompanying notes to the consolidated financials statements.

CRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	November 24, 2007 (52 weeks)	November 25, 2006 (52 weeks)	November 26, 2005 (52 weeks)
	(In thousands)
OPERATING ACTIVITIES:
Net income	$32,602	$27,445	$24,600
Adjustments to reconcile net income to net cash provided by operating activities, net of effect of acquired businesses:
Depreciation and amortization	10,162	10,275	7,988
Loss on disposal of property and equipment	408	225	67
Deferred rent	1,345	(78)	2,661
Deferred income taxes	3,238	2,463	3,955
Share-based compensation expenses	5,549	4,649	133
Tax benefit on stock option exercises	—	—	4,936
Excess tax benefits from share-based compensation	(2,528)	(1,364)	—
Equity in (gains) losses in NeuCo	(1,794)	529	—
Minority interest	—	(141)	59
Changes in operating assets and liabilities:
Accounts receivable	(14,743)	(5,489)	(8,299)
Unbilled services	(3,160)	(10,619)	(3,071)
Prepaid expenses and other assets	(7,030)	160	950
Accounts payable, accrued expenses, and other liabilities	6,827	19,376	7,939

Net cash provided by operating activities	30,876	47,431	41,918
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	(7,233)	(19,138)	(24,322)
Purchase of property and equipment	(11,091)	(6,059)	(13,886)
Payments on notes receivables	(2,350)	—	—
Reduction in cash due to deconsolidation of NeuCo	—	(4,815)	—
Sale of investments	—	—	3,265
Purchase of investments	—	—	(1,065)

Net cash used in investing activities	(20,674)	(30,012)	(36,008)
FINANCING ACTIVITIES:
Issuance of common stock, net of offering costs	—	—	35,893
Issuance of common stock, principally stock options	11,748	9,626	8,517
Collections on receivables from shareholders	2,214	409	362
Payments on notes payable to former shareholders	(242)	(972)	(1,082)
Tax withholding payments reimbursed by restricted shares	(414)	—	—
Excess tax benefits from share-based compensation	2,528	1,364	—
Repurchase of common stock	(57,467)	(11,998)	—

Net cash provided by (used in) financing activities	(41,633)	(1,571)	43,690
Effect of foreign exchange rates on cash and cash equivalents	377	519	(8)
Net increase (decrease) in cash and cash equivalents	(31,054)	16,367	49,592
Cash and cash equivalents at beginning of year	131,570	115,203	65,611

Cash and cash equivalents at end of year	$100,516	$131,570	$115,203

Noncash investing and financing activities:
Effect of equity method investment in NeuCo	$—	$(254)	$—

Issuance of common stock for acquired businesses	$618	$5,394	$7,616

Notes payable issued for acquired businesses	$1,185	$1,142	$—

Notes receivable in exchange for shares	$—	$60	$—

Supplemental cash flow information:
Cash paid for taxes	$14,793	$17,353	$4,971

Cash paid for interest	$2,857	$2,920	$2,886

See accompanying notes to the consolidated financials statements.

CRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock
			Receivables from Shareholders	Unearned Stock Compensation	Retained Earnings	Foreign Currency Translation	Total Shareholders' Equity
	Shares Issued	Amount
	(In thousands, except share information)
BALANCE AT NOVEMBER 27, 2004	9,923,390	$61,831	$(3,765)	$(22)	$64,990	$3,992	$127,026
Net income					24,600		24,600
Foreign currency translation adjustment						(4,339)	(4,339)

Comprehensive income							20,261
Exercise of stock options	460,004	8,417					8,417
Issuance of common stock in connection with business acquisitions	147,876	7,616					7,616
Issuance of common stock, net of offering costs	710,000	35,893					35,893
Issuance of common stock	1,830	100	(100)				—
Issuance of shares in minority interest		90					90
Adjustment to revalue issuance of shares in minority interest in exchange for note receivable		(130)	130				—
Compensation expense on issuance of shares in minority interest		34					34
Imputed interest on notes receivable from employees			(25)				(25)
Payments received on notes receivable from employees			362				362
Tax benefit on stock option exercises		4,936					4,936
Adjustment to revalue unearned stock compensation		3		(3)			—
Amortization of unearned stock compensation				10			10

BALANCE AT NOVEMBER 26, 2005	11,243,100	$118,790	$(3,398)	$(15)	$89,590	$(347)	$204,620
Net income					27,445		27,445
Foreign currency translation adjustment						6,211	6,211

Comprehensive income							33,656
Exercise of stock options	340,842	9,626					9,626
Issuance of common stock in connection with business acquisitions	119,371	5,394					5,394
Shares granted in exchange for notes receivable.	1,218	60					60
Shares repurchased	(242,949)	(11,998)					(11,998)
Payments received on notes receivable from employees			349				349
Share-based compensation expense for employees		4,470					4,470
Restricted share vesting	500						—
Tax benefit on stock option exercises		2,683					2,683
Effect of deconsolidation of NeuCo		(607)	353				(254)
Compensation expense on issuance of shares in minority interest		30					30
Imputed interest on notes receivable from employees			(9)				(9)
Share-based compensation expense for non-employees		149					149
Adjustment to unearned stock compensation		(15)		15			—

BALANCE AT NOVEMBER 25, 2006	11,462,082	$128,582	$(2,705)	$—	$117,035	$5,864	$248,776
Net income					32,602		32,602
Foreign currency translation adjustment						5,616	5,616

Comprehensive income							38,218
Exercise of stock options	455,123	11,748					11,748
Issuance of common stock in connection with business acquisitions	12,688	618					618
Shares repurchased	(1,187,185)	(57,467)					(57,467)
Notes receivable issued from shareholders			(1,825)				(1,825)
Payments received on notes receivable from shareholders			2,483				2,483
Share-based compensation expense for employees		5,477					5,477
Restricted share vesting	29,321						—
Repurchase of vested employee restricted shares for tax withholding	(8,087)	(414)					(414)
Tax benefit on stock option exercises and restricted share vesting		3,396					3,396
Share-based compensation expense for non-employees		72					72

BALANCE AT NOVEMBER 24, 2007	10,763,942	$92,012	$(2,047)	$—	$149,637	$11,480	$251,082

See accompanying notes to the consolidated financials statements.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

Description of Business

        CRA International, Inc. (the "Company," or "CRA"), is a worldwide leading economic, financial, and management consulting services firm that applies advanced analytic techniques and in-depth industry knowledge to complex engagements for a broad range of clients. CRA offers its services through three platforms: finance, litigation and applied economics, and business consulting. CRA operates in only one business segment, which is consulting services.

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

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Equity Investment

        During the third fiscal quarter ended September 1, 2006, NeuCo completed the acquisition of Ohio-based Pegasus, a majority-owned subsidiary of Rio Tinto America Services Company. As part of the transaction, the litigation between NeuCo and Pegasus pending in the U.S. District Court for the Northern District of Ohio, Civil Action No. 1:05-CV-736, has been terminated. As a result of the transaction, the Company's interest in NeuCo was reduced to 36.4%. As such, starting in the third quarter ended September 1, 2006, the Company began accounting for its remaining investment in NeuCo under the equity method of accounting. Prior to NeuCo's acquisition of Pegasus and the resulting reduction of CRA's interest in NeuCo, NeuCo's financial results were consolidated with that of CRA. This is also referred to herein as the "deconsolidation" of NeuCo.

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

        In connection with NeuCo's acquisition of Pegasus and the resulting change to the equity method of accounting, CRA recorded an adjustment to reduce equity by $0.3 million, which is net of tax. The Company records its equity in the income or losses of NeuCo and reports such amounts in equity method investment gain (loss), net of tax in the accompanying Consolidated Statements of Income. During the first quarter of fiscal 2007, NeuCo changed its interim reporting schedule to a calendar month end, but its fiscal year end remains the last Saturday of November. The first three quarters of CRA's fiscal year could include up to a three-week reporting lag between CRA's quarter end and the most recent financial statements available from NeuCo. CRA does not believe the reporting lag will have a significant impact on CRA's consolidated statements of income or financial condition. For the years ending November 24, 2007 and November 25, 2006, the Company's equity in the gains and losses of NeuCo totaled a gain of $1.8 million and a loss of $529,000, which is net of income tax expense of $267,000 and an income tax benefit of $370,000, respectively. The fiscal year ending November 24, 2007 includes approximately $2.1 million after income tax, which represents CRA's share of a $10.0 million benefit related to a licensing of intellectual property rights by NeuCo. The fiscal year ending November 25, 2006 includes CRA's share of the $1.1 million legal settlement with Pegasus. At November 24, 2007 and November 25, 2006, the carrying value of the Company's equity investment in NeuCo was $3.8 million and $1.8 million, respectively, and is reported in other non-current assets.

Reclassifications

        Certain amounts in prior periods' consolidated financial statements presented have been reclassified to conform to the current year's presentation. These reclassifications include (i) for fiscal

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2006 and fiscal 2005, certain expenses related to CRA's information technology group not billable to clients have been reclassified from "cost of services" to "selling, general, and administrative expenses" to conform to the current year's presentation, and (ii) for fiscal 2006, restricted share expense has been reclassified to "share-based compensation expense for employees" and the caption for vested shares of restricted stock has been changed to "restricted share vesting" within common stock on the Consolidated Statements of Shareholders' Equity.

Fiscal Year

        CRA's fiscal year ends on the last Saturday in November and, accordingly, its fiscal year will periodically contain 53 weeks rather than 52 weeks. Fiscal 2007, 2006, and 2005 were 52-week years.

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

        CRA recognizes substantially all of its revenues under written service contracts with its clients where the fee is fixed or determinable, as the services are provided, and only in those situations where collection from the client is reasonably assured. In certain limited cases we provide services to our clients without sufficient contractual documentation to allow us to recognize revenue in accordance with U.S. GAAP. In these cases, where we invoice clients, these amounts are fully reserved until all criteria for recognizing revenue are met. The majority of CRA's revenue is derived from time-and-materials service contracts. Revenues from time-and-materials service contracts are recognized as services are provided based upon hours worked and contractually agreed-upon hourly rates, as well as a computer services fee based upon hours worked. Revenues from fixed-price engagements are recognized on a proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. CRA derived 6.6% and 5.3% of revenues from fixed-price engagements in fiscal 2007 and 2006, respectively. Project costs are based on the direct salary of the consultants on the engagement plus all direct expenses incurred to complete the engagement that are not reimbursed by the client. The proportional performance method is used since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and terms set forth in the contract, and are indicative of the level of benefit provided to CRA's clients. The fixed-price contracts generally include a termination provision that converts the agreement to a time-and-materials contract in the event of termination of the contract. There are no costs that are deferred and amortized over the contract term. CRA's management maintains contact with project managers to discuss the status of the projects and, for fixed-price engagements, management is updated on the budgeted costs and resources required to complete the project. These budgets are then used to calculate revenue recognition and to estimate the anticipated income or loss on the project. In the past, CRA has occasionally been required to commit unanticipated additional resources to complete projects, which have resulted in lower than anticipated income or losses on those contracts. CRA may experience similar situations in the future. Provisions for estimated losses on contracts are made during the period in which such losses become probable and can be reasonably estimated. To date, such losses have not been significant.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Revenues also include reimbursements, or expenses billed to clients, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. These reimbursable expenses are as follows (in thousands):

	Year Ended
	November 24, 2007 (52 weeks)	November 25, 2006 (52 weeks)	November 26, 2005 (52 weeks)
Reimbursable expenses billed to clients	$50,034	$41,222	$35,605

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

Fair Value of Financial Instruments

        The Company's financial instruments, including cash, cash equivalents, investments, accounts receivable, receivables from employees and non-employee experts, accounts payable, and accrued expenses are carried at cost, which approximates their fair value because of the short-term maturity of these instruments or the stated interest rates are indicative of market interest rates. The fair value of the Company's convertible debentures payable at November 24, 2007 was approximately $121.1 million based upon dealer quotes. The carrying value of the Company's convertible debentures payable was $90.0 million as of November 24, 2007.

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

        Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives. Intangible assets consist principally of non-competition agreements, which are amortized on a straight line basis over the related estimated lives of the agreements (eight to ten years), as well as customer relationships, backlog, trade names,

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and property leases which are amortized on a straight-line basis over their remaining useful lives (one to ten years).

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

Impairment of Long-Lived Assets

        The Company reviews the carrying value of its long-lived assets (primarily property and equipment, receivables from employees and non-employee experts, and intangible assets) to assess the recoverability of these assets whenever events indicate that impairment may have occurred. Factors CRA considers important that could trigger an impairment review include the following:

  •
  a significant underperformance relative to expected historical or projected future operating results;

  •
  a significant change in the manner of CRA's use of the acquired asset or the strategy for CRA's overall business;

  •
  a significant negative industry or economic trend; and

  •
  CRA's market capitalization relative to net book value.

        If CRA determines that an impairment review is required, CRA would review the expected future undiscounted cash flows to be generated by the assets. If CRA determines that the carrying value of long-lived assets may not be recoverable, CRA would measure any impairment based on a projected discounted cash flow method using a discount rate determined by CRA to be commensurate with the risk inherent in CRA's current business model. If impairment is indicated through this review, the carrying amount of the asset would be reduced to its estimated fair value.

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

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        A rollforward of the accounts receivable allowances is as follows:

	Fiscal Year
	2007	2006	2005
	(In thousands)
Balance at beginning of period	$6,324	$5,041	$3,435
Additions charged to revenues	7,994	5,322	4,511
Amounts written off as a reduction to revenues	(3,745)	(3,950)	(2,905)
Amounts written off as an increase to selling, general, and administrative expenses	—	(89)	—

Balance at end of period	$10,573	$6,324	$5,041

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

        Results for fiscal year 2005 have not been restated. Had compensation expense for employee stock options been determined based on fair value at the grant date consistent with SFAS No. 123, with stock options expensed using the straight-line attribution method, CRA's net income and earnings per share

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for fiscal year 2005 would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

Fiscal Year 2005 (52 Weeks)
Net income—as reported (Under APB No. 25)	$24,600
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,272)

Net income—pro forma	$20,328

Basic net income per share—as reported	$2.34

Basic net income per share—pro forma	$1.93

Diluted net income per share—as reported	$2.13

Diluted net income per share—pro forma	$1.76

        Had the company adopted SFAS 123R, actual results may have differed from the pro forma amounts shown above because the pro forma results include assumptions that may differ from actual results in areas such as the treatment of tax benefits, the treatment of forfeitures under SFAS No. 123R, and changes in other factors, such as interest rate, expected life and expected volatility.

Deferred Compensation

        Deferred compensation included in liabilities represents amounts owed to executive officers for fiscal 2006 bonuses. These amounts were included within "accrued expenses" as of November 25, 2006 and reclassified to "current portion of deferred compensation" and "deferred compensation and other non-current liabilities" during fiscal 2007 when the shareholders approved the Company's cash incentive plan. Prior to fiscal 2007, deferred compensation and other non-current liabilities represented amounts owed to certain former Intecap employees in connection with the InteCap deferred compensation plan that was established prior to the acquisition and incentive bonuses for certain employees. The amounts owed under the Intecap deferred compensation plan were paid during the second quarter of fiscal 2007.

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

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        In addition, the calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several different tax jurisdictions. The Company records liabilities for estimated tax obligations resulting in a provision for taxes that may become payable in the future.

Foreign Currency Translation

        In accordance with SFAS No. 52, "Foreign Currency Translation," balance sheet accounts of the Company's foreign subsidiaries are translated into U.S. dollars at year-end exchange rates and operating accounts are translated at average exchange rates for each year. The resulting translation adjustments are recorded in shareholders' equity as a component of comprehensive income. Foreign currency transactions are translated at current exchanges rates, with translation adjustments recorded in income. The effect of transaction gains and losses recorded in income amounted to a loss of $441,000 for fiscal 2007, a loss of $203,000 for fiscal 2006, and a gain of $221,000 for fiscal 2005.

Accounting Pronouncements

        In June 2006, the FASB issued Interpretation 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. CRA adopted FIN 48 in the first quarter of fiscal 2008. CRA does not expect the adoption of FIN 48 to have a material impact on its consolidated statements of income and financial condition.

        In June 2006, the EITF reached a conclusion on EITF Issue No. 06-3 "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement". The scope of EITF Issue No. 06-3 includes any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, and may include, but is not limited to, sales, use, value added, and some excise taxes. The EITF Issue No. 06-3 requires that the presentation of taxes on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. CRA collects goods and services and value added taxes from customers and records these amounts on a net basis, which is within the scope of EITF Issue No. 06-3. CRA adopted EITF Issue No. 06-3 in the second quarter of fiscal 2007. The adoption of EITF Issue No. 06-3 did not have any impact on its consolidated statement of income or financial condition.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of SFAS 157, guidance for applying fair value was incorporated in several accounting pronouncements. SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about fair value measurements. While SFAS 157 does not add any new fair value measurements, it does change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. CRA adopted SFAS 157 in the first quarter of fiscal 2008. CRA has determined that the adoption of SFAS 157 will not have a material impact on its consolidated statement of income or financial condition.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS 159 allows entities to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected must be reported in earnings at each subsequent reporting date. The fair value option can be applied instrument by instrument, however the election is irrevocable. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact, if any, that SFAS 159 will have on its consolidated statements of income and financial condition.

        In December 2007, the FASB issued SFAS No. 141R, "Business Combinations". SFAS 141R requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. SFAS 141R also requires additional disclosure of information surrounding a business combination, such that users of the entity's financial statements can fully understand the nature and financial impact of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is CRA's fiscal 2010. An entity may not apply it before that date. The provisions of SFAS 141R will only impact CRA if CRA is party to a business combination after the pronouncement has been adopted.

2.     Business Acquisitions

        On May 23, 2006, CRA acquired certain assets of BBG, an independent consulting firm focusing on transfer pricing services headquartered in Washington, D.C., for approximately $27.9 million (after adding acquisition costs, additional contingent purchase payments, and transaction fees paid or accrued). The purchase price consisted of $22.9 million in cash and $5.0 million in CRA restricted stock. CRA paid $17.6 million of the cash portion of the purchase price in fiscal 2006 and $5.3 million of the cash portion was paid in fiscal 2007. The purchase agreement for certain assets of BBG provides for additional purchase consideration for up to five years following the transaction in the form of an earnout, if specific performance targets are met. These earnouts are payable in cash and/or CRA common stock. Any additional payments related to this contingency will be accounted for as additional goodwill. The acquisition has been accounted for under the purchase method of accounting, and the results of operations have been included in the accompanying statements of income from the date of acquisition. The BBG acquisition added approximately 35 employee consultants. The following is an

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

allocation of the purchase price to the estimated fair value of assets acquired and liabilities assumed for the BBG acquisition (in thousands):

Assets Acquired:
Prepaids and other assets	$23
Property and equipment	454
Intangible assets	2,315
Goodwill	25,389

Total assets acquired	$28,181

Liabilities Assumed:
Accrued expenses	$285

Total liabilities assumed	$285

Net assets acquired	$27,896

        On June 16, 2005, CRA's U.K. subsidiary completed the acquisition of all of the equity of ECL, a London-based provider of competition economics in Europe. CRA purchased ECL for approximately $18.2 million valued using foreign exchange rates as of the date of acquisition (after deducting cash acquired, and adding acquisition costs, additional contingent purchase payments, and transaction fees paid or accrued). The purchase price consisted of $13.7 million in cash and $4.5 million in loan notes that were exchanged for 86,306 shares of CRA's common stock. These shares carry restrictions with respect to when they can be sold. The acquisition has been accounted for under the purchase method of accounting, and the results of operations have been included in the accompanying statements of income from the date of acquisition. The ECL acquisition added approximately 25 employee consultants. CRA may be required to pay additional purchase consideration over the four years following the transaction, in cash or CRA stock, if specific performance targets are met. These payments and any additional payments related to this contingency will be accounted for as additional goodwill. During fiscal 2006, CRA recorded exit costs totaling $0.4 million related to the duplicate ECL-acquired offices, resulting in additional goodwill. As of November 24, 2007, substantially all of the lease obligations had been paid.

        On April 27, 2005, CRA's U.K. subsidiary completed the acquisition of all of the equity of Lee & Allen, a London-based consulting firm offering financial dispute resolution and forensic accounting services to the corporate, legal, and regulatory markets. CRA purchased Lee & Allen for approximately $18.0 million valued using foreign exchange rates as of the date of the acquisition (after deducting cash acquired, and adding acquisition costs, additional contingent purchase payments, and transaction fees paid or accrued). The purchase price consisted of $14.0 million in cash and $4.0 million in the form of 81,990 shares of CRA's common stock. These shares carry restrictions with respect to when they can be sold. CRA may be required to pay additional purchase consideration over the four years following the transaction, in cash and CRA stock, if specific performance targets are met. Any additional earnout payments related to this contingency will be accounted for as additional goodwill. The acquisition has been accounted for under the purchase method of accounting, and the results of operations have been included in the accompanying statements of income from the date of acquisition. The Lee & Allen acquisition added approximately 40 employee consultants.

        CRA has not furnished pro forma financial information relating to the BBG, ECL, and Lee & Allen acquisitions, because such information is not material.

        The purchase agreements for acquisitions completed in fiscal 2006, fiscal 2005, and fiscal 2004 provide for additional purchase consideration for up to five years following the transactions, if specific performance targets are met. These earnouts are payable in cash and/or CRA common stock. During

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

fiscal 2005, CRA recorded an additional $1.1 million of purchase price related to these acquisitions, which included cash and common stock. During fiscal 2006, CRA recorded $1.5 million in additional purchase price related to these acquisitions, which included cash, promissory notes and common stock. During fiscal 2007, CRA recorded $7.6 million in additional purchase price related to these acquisitions, which included cash, promissory notes and common stock. These payments, and any additional payments related to these contingencies, have been and will be accounted for as additional goodwill.

3.     Goodwill and Intangible Assets

        The changes in the carrying amount of goodwill for fiscal years 2006 and 2007 are as follows (in thousands):

Balance at November 26, 2005	$115,219
Goodwill acquired—BBG acquisition (preliminary estimate)	20,333
Goodwill adjustments related to ECL, Lee & Allen, NECG and TCA acquisitions	1,396
Effect of foreign currency translation	4,305

Balance at November 25, 2006	141,253
Goodwill adjustments related to BBG, ECL, and Lee & Allen acquisitions	7,116
Effect of foreign currency translation	3,847

Balance at November 24, 2007	$152,216

        The fiscal 2006 and fiscal 2007 goodwill adjustments include the following (in thousands):

	Fiscal Year
	2007	2006
Additional purchase price recorded for earnouts	$7,612	$1,523
Deferred tax adjustments	(577)	3
Intangible asset adjustments	29	(11)
Exit costs	—	722
Addition (reduction) in acquisition costs	23	(546)
Other purchase allocation adjustments	29	(295)

	$7,116	$1,396

        The net amount of goodwill as of November 24, 2007, includes the following amounts (in thousands):

BBG	$25,393
ECL	19,798
Lee & Allen	16,667
Acquisitions that occurred prior to fiscal 2005	90,358

Goodwill balance at November 24, 2007	$152,216

        Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The components of acquired identifiable intangible assets are as follows (in thousands):

	November 24, 2007	November 25, 2006
Non-competition agreements, net of accumulated amortization of $3,114 and $2,402, respectively	$4,249	$4,655
Customer relationships, net of accumulated amortization of $1,257 and $900, respectively	2,204	2,447
Property leases, net of accumulated amortization of $32 and $53, respectively	37	39
Trademarks, net of accumulated amortization of $983 and $684, respectively	482	727
Other intangible assets, net of accumulated amortization of $1,295 and $945, respectively	74	418

	$7,046	$8,286

        Amortization expense of intangible assets was $1.6 million, $1.8 million, and $1.3 million in fiscal 2007, 2006, and 2005, respectively. Amortization expense of intangible assets held at November 24, 2007, for the next five fiscal periods is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
2008	$1,296
2009	1,065
2010	923
2011	871
2012	871

$5,026

4.     Property and Equipment

        Property and equipment consist of the following:

	November 24, 2007	November 25, 2006
	(In thousands)
Computer and office equipment and software	$19,282	$16,311
Leasehold improvements	30,387	23,888
Furniture	10,908	9,981

	60,577	50,180
Accumulated depreciation and amortization	32,645	25,125

	$27,932	$25,055

        Depreciation expense was $8.6 million in fiscal 2007, $7.9 million in fiscal 2006, and $6.7 million in fiscal 2005.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.     Accrued Expenses

        Accrued expenses consist of the following:

	November 24, 2007	November 25, 2006
	(In thousands)
Compensation and related expenses	$69,015	$69,467
Income taxes payable	3,080	3,589
Accrued interest	1,170	1,179
Other	6,650	6,553

	$79,915	$80,788

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

        In accordance with FIN 47, CRA records asset retirement obligations for which the liability's fair value can be reasonably estimated. CRA recognizes asset retirement obligations related to lease restoration obligations if required by a lease agreement. The asset retirement obligations consist primarily of the costs associated with restoring leased space to the condition it was in prior to CRA's occupancy or to pay the landlord for the cost to do so. As a result of adopting FIN 47, CRA recorded a cumulative effect of accounting change during the fourth quarter of fiscal 2006 totaling $398,000, net of tax. The adjustment had a $0.03 per share impact on basic and diluted earnings. In addition, we recorded a liability of $1.0 million representing asset retirement obligations and an increase in the carrying value of the related assets of $0.3 million, net of $0.7 million in accumulated depreciation. For fiscal 2005, CRA's results of operations and earnings per share would not have been significantly different from the amounts reported. Accordingly, pro forma financial information has not been provided.

        The changes in the carrying amount of asset retirement obligations for fiscal 2007 are as follows (in thousands):

Balance at November 25, 2006	$1,002
Liability Adjustments	772
Payments	(108)
Accretion	55
Effect of foreign currency translation	180

Balance at November 24, 2007	$1,901

        Asset retirement obligations are recorded within "accrued expenses" and "deferred rent and other non-current liabilities" on the balance sheet.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.     Private Placement of Convertible Debt and Other Financing

        Private Placement of Convertible Debt.    On June 21, 2004, CRA completed a private placement of $75.0 million of 2.875% convertible senior subordinated debentures due 2034. On July 1, 2004, CRA sold an additional $15.0 million in principal amount of the debentures. Holders of the debentures may convert them, as described below, only under the following circumstances:

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

        Pursuant to the terms of the indenture governing the debentures, since the closing stock price did not equal or exceed the $50 per share contingent conversion trigger price for 20 out of 30 consecutive trading days ending on November 24, 2007, the market price conversion trigger was not satisfied and holders of the debentures are not able to exercise their right to convert the bonds during the first quarter of fiscal 2008. The last reported sales price of our common stock was less than $50 per share for more than ten days in the thirty consecutive trading day period ending on the last day of our first quarter of fiscal 2008. Because of this occurrence, holders of the debentures may not convert them during our second fiscal quarter ending on May 9, 2008. This test is repeated each fiscal quarter. To date, no conversions have occurred.

        In June 2005, the Company amended its loan agreement with its bank to increase the existing line of credit from $40.0 million to $90.0 million to mitigate the potential liquidity risk, and to provide funding if required, in the event of conversion by the debenture holders. CRA believes that in the event the contingent conversion trigger price is met, it is unlikely that a significant percentage of bondholders will exercise their right to convert because the debentures have traded at a premium over their conversion value. Since holders of the debentures are not able to exercise their right to convert the bonds as of November 24, 2007, CRA has classified the $90.0 million convertible debt as long-term

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

debt as of November 24, 2007 in the accompanying consolidated balance sheet. In May 2007, CRA amended its loan agreement to extend the maturity date on the line of credit from April 20, 2009 to April 30, 2010. It is CRA's intention to renew or replace the line of credit, as desirable and available, which would allow CRA to continue to classify the convertible debentures as long-term debt, rather than short-term in future periods. In addition, the line of credit gives CRA additional flexibility to meet any unforeseen financial requirements.

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

        The debt issuance costs have been capitalized and are amortized as a component of interest expense on a straight-line basis over seven years, through 2011, which is the first year in which CRA may be required to repurchase all or any portion of the debentures. These debt issuance costs, net of accumulated amortization of $1.6 million, are included in other assets in the consolidated balance sheet as of November 24, 2007.

        The contingent interest feature included in the debenture represents an embedded derivative under SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") that must be recorded at fair value as of November 24, 2007. The Company has determined that the fair value of the contingent interest feature is de minimus as of November 24, 2007, based upon economic, market and other conditions in effect as of this date. There are no other embedded derivatives associated with the Company's convertible debentures that are accounted for separately in accordance with SFAS 133.

        The Company has agreed with the debenture holders to reserve the maximum number of shares of common stock that may be issued upon conversion of the debentures.

        Borrowings under the Revolving Line of Credit.    On January 14, 2004, CRA entered into a senior loan agreement with Citizens Bank of Massachusetts for a two-year, $40.0 million revolving line of credit. Subject to the terms of the agreement, CRA may use borrowings under this line of credit for acquisition financing, working capital, general corporate purposes, letters of credit, and foreign

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

exchanges contracts. The available line of credit is reduced, as necessary, to account for certain letters of credit outstanding. In June 2005, CRA amended its loan agreement to increase the existing line of credit from $40.0 million to $90.0 million. Funds available under the expanded facility will allow CRA to continue to classify up to $90.0 million of its convertible debentures as long-term debt, rather than short-term, and will give CRA additional flexibility to meet any unforeseen financial requirements. In May 2007, CRA amended its loan agreement to extend the maturity date on the line of credit from April 30, 2009 to April 30, 2010. There were no amounts outstanding under this line of credit as of November 24, 2007, and the line of credit then available was $86.6 million, reduced for letters of credit outstanding. The letters of credit support minimum future lease payments under leases for permanent office space and bonds required per the terms of certain limited project proposals.

        Borrowings under CRA's credit facility bear interest, at CRA's option, either at LIBOR plus an applicable margin or at the prime rate. Applicable margins range from 0.75% to 1.50%, depending on the ratio of CRA's consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the preceding four fiscal quarters, subject to various adjustments stated in the senior loan agreement. These margins are adjusted both quarterly and each time CRA borrows under the credit facility. Interest is payable monthly. A commitment fee of 0.165% is payable on the unused portion of the credit facility. Borrowings under the credit facility are secured by 100% of the stock of certain of CRA's U.S. subsidiaries and by 65% of the stock of certain of CRA's foreign subsidiaries, amounting to net assets of approximately $92.2 million as of November 24, 2007.

        As of November 24, 2007, the Company was in compliance with the covenants under the senior credit agreement.

8.     Employee Benefit Plans

        The Company maintains qualified defined-contribution plans under Section 401(k) of the Internal Revenue Code, covering substantially all U.S. employees who meet specified age and service requirements. Company contributions are made at the discretion of the Company, and cannot exceed the maximum amount deductible under applicable provisions of the Internal Revenue Code. Company contributions under these plans amounted to approximately $2.4 million for fiscal 2007, $3.5 million for fiscal 2006, and $2.7 million for fiscal 2005.

9.     Leases

        At November 24, 2007, the Company had the following minimum rental commitments for office space and equipment leases, all of which are under non-cancelable operating leases (in thousands):

Fiscal Year	Rental Commitments
2008	$18,313
2009	17,947
2010	15,394
2011	11,983
2012	10,318
Thereafter	26,985

$100,940
Future minimum rentals under sublease arrangements	(3,754)

$97,186

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Certain office leases contain renewal options which the Company may exercise at its discretion, which were not included in the amounts above. Rent expense was approximately $19.3 million in fiscal 2007, $15.5 million in fiscal 2006, and $14.8 million in fiscal 2005.

        The Company is party to standby letters of credit with two financial institutions in support of the minimum future lease payments under leases for permanent office space amounting to $1.1 million as of November 24, 2007.

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

	Fiscal Year
	2007	2006	2005
Basic weighted average shares outstanding	11,220	11,418	10,526
Common stock equivalents:
Stock options and restricted stock	459	527	679
Shares underlying the debentures	470	327	359

Diluted weighted average shares outstanding	12,149	12,272	11,564

        Under EITF No. 04-08 "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share", which is effective for periods ending after December 15, 2004, and EITF 90-19 "Convertible Bonds with Issuer Option to Settle for Cash upon Conversion", because of CRA's obligation to settle the par value of the convertible debentures in cash, the Company is not required to include any shares underlying the convertible debentures in its diluted weighted average shares outstanding until the average stock price per share for the quarter exceeds the $40 conversion price and only to the extent of the additional shares CRA may be required to issue in the event CRA's conversion obligation exceeds the principal amount of the debentures converted. At such time, only the number of shares that would be issuable (under the "treasury" method of accounting for share dilution) are included, which is based upon the amount by which the average stock price exceeds the conversion price. For the first $1 per share that CRA's average stock price exceeds the $40 conversion price of the debentures, CRA will include approximately 55,000 additional shares in CRA's diluted share count. For the second $1 per share that CRA's average stock price exceeds the $40 conversion price, CRA will include approximately 52,000 additional shares, for a total of approximately 107,000 shares, in CRA's diluted share count, and so on, with the additional shares' dilution falling for each $1 per share that CRA's average stock price exceeds $40 if the stock price rises further above $40 (see table, below). The average stock price for the fiscal years ending November 24, 2007, November 25, 2006, and November 26, 2005, was approximately $51, $47, and $48 per share, respectively; therefore, 470,000, 327,000, and 359,000 shares underlying the

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

debentures were included in the diluted weighted average shares outstanding for the fiscal years ending November 24, 2007, November 25, 2006, and November 26, 2005, respectively, under the treasury stock method of accounting, as required by EITF 90-19.

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

        Basic weighted average shares outstanding for the fifty-two weeks ended November 24, 2007 include the weighted average impact of the repurchase of 1,187,185 shares by CRA. Basic weighted average shares outstanding for the fifty-two weeks ended November 25, 2006 include the weighted average of common stock issued in connection with the BBG acquisition in May 2006, as well as the repurchase of 242,949 shares by CRA.

        As part of the earnout provisions included in the acquisition agreements for acquisitions CRA completed in fiscal 2006, fiscal 2005, and fiscal 2004, the Company may settle a portion of its obligations through the issuance of its common stock. Issuance of these shares is contingent based on certain provisions of the acquisition agreements. All shares for which the necessary conditions underlying the earnout provisions have been met as of November 24, 2007 are included in basic and diluted weighted average shares outstanding as of the point in time that the shares were issued.

        Some of the Company's share-based awards were excluded from the calculation of diluted earnings per share because the number of assumed buyback shares under the treasury stock method was greater than the shares assumed issued, and therefore, their inclusion would have been anti-dilutive. For the years ended November 24, 2007, November 25, 2006, and November 26, 2005, the anti-dilutive share-based awards were 326,482, 409,052, and 136,731, respectively. These share-based awards could be dilutive in the future if, and to the extent that, the number of assumed buyback shares under the treasury stock method is less than the shares assumed issued.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        Issuances of Common Stock in Connection with Business Acquisitions.    The Company issued common stock in connection with the acquisitions of BBG, ECL, and Lee & Allen. The following is a summary of common stock issued in connection with business acquisitions including shares issued pursuant to earn-out arrangements:

	Fiscal Year
Issuance
	2007	2006	2005
	(in thousands, except per share data)
Shares	12,688	119,371	147,876
Amount	$618	$5,394	$7,616

        The restricted shares issued in connection with all of these acquisitions are fully vested and held in escrow until the sales restrictions placed on them have lapsed.

        Share-Based Compensation.    In accordance with SFAS No. 123R, approximately $5.5 million and $4.5 million of share-based compensation expense was recorded in fiscal 2007 and fiscal 2006, respectively, as an increase to common stock for share-based payment awards made to the Company's employees and directors, based on the estimated fair values of stock options and restricted stock awards vesting during the period.

        CRA also recorded $72,000, $149,000, and $10,000 for fiscal 2007, fiscal 2006, and fiscal 2005, respectively, in stock compensation expense for options granted to non-employee experts. The options granted to non-employee experts are accounted for under variable accounting in accordance with SFAS No. 123R and EITF 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees" (EITF 96-18). These costs are being amortized over the related vesting period.

        Restricted Share Vesting.    In fiscal 2007, 29,321 restricted shares vested. CRA repurchased 8,087 of the restricted shares that vested from the holders in order to pay $414,000 of employee minimum tax withholdings.

        Common Stock Repurchases and Retirements.    In July 2006 and June 2007, the Company announced that its Board of Directors authorized a multi-year stock repurchase program of up to a total of 500,000 and 1,500,000 shares of its common stock, respectively. During fiscal 2007 and fiscal 2006, the Company repurchased 1,172,286 and 242,949 shares of its common stock under the stock repurchase programs at an aggregate price of approximately $56.7 million and $12.0 million, respectively. In addition, during fiscal 2007, the Company repurchased 14,899 shares of its common stock from an employee, based on the contractual right of first purchase contained in the employee's stock purchase agreement with the Company.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Exercise of Stock Options.    During fiscal 2007, 455,123 options were exercised for $11.7 million of proceeds. During fiscal 2006, 340,842 options were exercised for $9.6 million in proceeds. During fiscal 2005, 460,004 options were exercised for $8.4 million in proceeds, including options exercised as part of the public offering completed in June 2005.

        Tax Benefit on Stock Option Exercises.    The tax benefit on stock option exercises of $3.4 million, $2.7 million, and $4.9 million were recorded as an increase to common stock in fiscal 2007, fiscal 2006, and fiscal 2005, respectively.

        Minority Interest Equity Transactions.    During fiscal 2005, NeuCo issued additional shares to certain NeuCo employees. In addition, certain NeuCo employees and directors exercised stock options during fiscal 2005. These share transactions have been recorded as adjustments to capital.

12.   Share-Based Compensation

        CRA utilizes the straight-line attribution method for recognizing share-based compensation expense under SFAS No. 123R. CRA recorded $5.5 million and $4.5 million of compensation expense in fiscal 2007 and 2006, respectively, for share-based payment awards made to the Company's employees and directors consisting of stock options and restricted stock awards issued based on the estimated fair values. Compensation expense, net of tax, was $3.6 million and $3.3 million in fiscal 2007 and 2006, respectively, for share-based payment awards made to the Company's employees and directors consisting of stock options and restricted stock awards issued based on the estimated fair values.

        The weighted average fair market value using the Black-Scholes option-pricing model of the options granted was $16.90, $16.14, and $15.37 for fiscal years 2007, 2006, and 2005, respectively. The fair market value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Year
	2007	2006	2005
Risk-free interest rate	4.7%	4.6%	3.9%
Expected volatility	34%	36%	35%
Weighted average expected life (in years)	4.00	3.66	3.77
Expected dividends	—	—	—

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

        CRA maintains share-based compensation plans that use restricted stock, stock options and an employee stock purchase plan to provide incentives to its directors, employees and independent contractors. At CRA's annual meeting of shareholders held on April 21, 2006, its shareholders approved the 2006 Equity Incentive Plan (the "2006 Incentive Plan"). The 2006 Incentive Plan authorizes the grant of a variety of incentive and performance awards to its directors, employees and independent contractors, including incentive stock options, nonqualified stock options, restricted stock awards, restricted stock unit awards, performance awards and other share-based awards. The maximum number of shares of CRA's common stock issuable under the 2006 Incentive Plan is equal to 1,158,333 shares, which includes 658,333 shares that remained available for future awards under the Company's 1998

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Incentive and Nonqualified Stock Option Plan (the "1998 Plan") as of April 21, 2006. This amount may be increased by up to 341,667 shares to the extent that any stock options that have been issued under the 1998 Plan are forfeited or terminated after April 21, 2006. As of November 24, 2007, 278,057 shares of our common stock have been issued as restricted stock under the 2006 Incentive Plan, options to purchase 76,500 shares of our common stock have been issued under the 2006 Incentive Plan, and 747,352 shares of our common stock remain available for future issuance under the 2006 Incentive Plan.

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

        A summary of option activity from all plans is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at November 25, 2006	1,761,818	$31.21
Fiscal 2007:
Granted	41,000	50.33
Exercised	(455,123)	25.81
Forfeited	(87,497)	36.80

Outstanding at November 24, 2007	1,260,198	33.39	6.04	$18,273

Options exercisable at November 24, 2007	928,884	$30.03	5.71	$16,338

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The aggregate intrinsic value of stock options exercised was approximately $11.0 million, $6.7 million, and $15.4 million, for fiscal 2007, fiscal 2006, and fiscal 2005, respectively.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at November 24, 2007	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number Exercisable at November 24, 2007	Weighted-Average Exercise Price
$ 8.88 - 22.81	338,019	3.99	$17.10	338,019	$17.10
$23.00 - 32.09	178,844	6.15	$31.08	97,510	$30.24
$32.26 - 32.26	283,521	6.46	$32.26	258,296	$32.26
$34.05 - 50.09	342,814	7.34	$45.24	176,184	$43.97
$50.69 - 53.72	117,000	6.94	52.03	58,875	$52.37

Total	1,260,198	6.04	$33.39	928,884	$30.03

        The following table summarizes the status of CRA's non-vested options since November 25, 2006:

	Non-vested Options
	Number of Shares	Weighted-Average Fair Value
Non-vested at November 25, 2006	626,893	$12.42
Granted	41,000	16.80
Vested	(281,718)	12.18
Forfeited	(54,861)	15.20

Non-vested at November 24, 2007	331,314	$14.00

        The total fair value of options vested was $3.4 million, $4.8 million, and $7.8 million at November 24, 2007, November 25, 2006, and November 26, 2005, respectively. As of November 24, 2007, there was $4.6 million of total unrecognized compensation cost related to non-vested stock options granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.4 years.

        In fiscal 2006, following the approval of the 2006 Equity Incentive Plan, CRA granted restricted stock awards to its non-employee directors and certain employees, which were granted subject to the execution of a restricted stock agreement. Generally, these shares will vest in four equal annual installments beginning on the first anniversary of the date of grant. The compensation cost recognized in connection with these shares was $2.9 million in fiscal year 2007 and total unrecognized compensation cost related to restricted stock was $10.9 million, which is expected to be recognized over a weighted-average period of 3.3 years.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table summarizes the status of CRA's non-vested restricted stock awards and units since November 25, 2006:

	Non-vested Restricted Stock and Units
	Number of Shares	Weighted-Average Fair Value
Non-vested at November 25, 2006	118,790	$49.83
Granted	156,970	52.36
Vested	(29,321)	49.83
Forfeited	(8,666)	51.94

Non-vested at November 24, 2007	237,773	$51.42

        As of November 24, 2007, there were performance based awards of up to 40,292 restricted shares or units. Performance share awards are valued at the fair value of CRA stock as of the grant date and expense is recognized based on the number of shares expected to vest under the terms of the award under which they are granted. During fiscal 2007, 19,292 shares were earned upon the achievement of certain financial performance goals for fiscal 2007 and will be distributed in fiscal 2008. In addition, up to 21,000 shares will become payable only upon achievement of certain financial performance goals, including revenue and profits, for the various measurement periods falling within fiscal 2008 through fiscal 2011.

        SFAS No. 123R requires the actual benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under APB No. 25. This requirement reduces reported operating cash flows and increases reported financing cash flows in periods after adoption. As a result, net financing cash flows included approximately $2.5 million for the fifty-two weeks ended November 24, 2007, from the benefits of tax deductions in excess of recognized compensation cost. Under prior accounting rules, this amount would have been included in net operating cash flows. Total cash flow remains unchanged from what would have been reported under prior accounting rules.

        The Company has adopted the 1998 Employee Stock Purchase Plan. The Stock Purchase Plan authorizes the issuance of up to an aggregate of 243,000 shares of common stock to participating employees at a purchase price equal to 85% of fair market value on either the first or the last day of the one-year offering period under the Stock Purchase Plan. In fiscal 2007, 2006, and 2005, there were no offering periods under the Stock Purchase Plan and no shares were issued.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   Business Segment and Geographic Information

        CRA operates in one business segment, which is consulting services. Revenue and long-lived assets by geographic region, based on the physical location of the operation to which the revenues or the assets relate, are as follows (in thousands):

	Fiscal Year
	2007 (52 weeks)	2006 (52 weeks)	2005 (52 weeks)
Revenue:
United States	$289,090	$267,371	$238,998
United Kingdom	77,326	60,941	35,557
Australia	14,471	13,218	14,158
Other	13,758	8,364	6,761

Total foreign	105,555	82,523	56,476

	$394,645	$349,894	$295,474

	November 24, 2007	November 25, 2006	November 26, 2005
Long-lived assets (property and equipment, net):
United States	$18,247	$20,802	$22,044
United Kingdom	8,343	2,612	2,377
Australia	844	1,094	991
Other	498	547	480

Total foreign	9,685	4,253	3,848

	$27,932	$25,055	$25,892

14.   Income Taxes

        The components of income before provision for income taxes, minority interest, equity method investment gain (loss), and cumulative effect of an accounting change are as follows:

	Fiscal Year
	2007 (52 weeks)	2006 (52 weeks)	2005 (52 weeks)
	(In thousands)
Income before provision for income taxes, minority interest, equity method investment gain (loss), and cumulative effect of an accounting change:
U.S.	$49,384	$41,780	$34,994
Foreign	1,121	7,633	8,195

Total	$50,505	$49,413	$43,189

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The components of income tax expense (benefit) have been recorded in the Company's financial statements as follows:

	Fiscal Year
	2007 (52 weeks)	2006 (52 weeks)	2005 (52 weeks)
	(In thousands)
Income tax expense excluding provision for income taxes related to minority interest, equity method investment gain (loss), and cumulative effect of an accounting change	$19,697	$21,182	$18,530
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes charged directly to common stock	(3,396)	(2,683)	(4,936)
Increase in Other Comprehensive Income associated with the deconsolidation of NeuCo	—	738	—
Equity method investment gain (loss)	267	(370)	—
Cumulative effect of an accounting change	—	(157)	—
Foreign currency exchange gains on intercompany	197	130	(125)

	$16,765	$18,840	$13,469

        The provision (credit) for income taxes consists of the following:

	Fiscal Year
	2007	2006	2005
	(In thousands)
Currently payable:
Federal	$11,605	$11,837	$9,715
Foreign	459	2,960	1,787
State	4,197	3,432	3,014

	$16,261	$18,229	$14,516
Deferred:
Federal	3,183	2,850	2,426
Foreign	(360)	(627)	1,111
State	613	730	477

	$3,436	$2,953	$4,014

	$19,697	$21,182	$18,530

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        A reconciliation of the Company's tax rates with the federal statutory rate is as follows:

	Fiscal Year
	2007	2006	2005
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	6.3	5.5	5.3
Disallowed executive compensation under Section 162(m) of the Internal Revenue Code	—	1.8	0.3
Losses not benefited (benefited)	0.1	(0.3)	0.5
Reduction of estimated tax liabilities	(3.9)	—	—
Other	1.5	0.9	1.8

	39.0%	42.9%	42.9%

        Components of the Company's deferred tax assets (liabilities) are as follows:

	November 24, 2007	November 25, 2006
	(In thousands)
Deferred tax assets:
Accrued compensation and related expense	$10,518	$11,772
Tax basis in excess of financial basis of net accounts receivable	3,812	2,390
Net operating loss carryforwards	3,243	3,816
Tax basis in excess of financial basis of intangible assets and fixed assets	4,389	4,902
Other	518	—

Total gross deferred tax assets	22,480	22,880
Less: valuation allowance	(1,506)	(1,749)

Total deferred tax assets net of valuation allowance	20,974	21,131
Deferred tax liabilities:
Excess tax over book depreciation and amortization	3,519	3,468
Tax basis in excess of financial basis of debentures	5,795	3,893
Financial basis in excess of tax basis of equity investment	718	453
Other	1,452	178

Total deferred tax liabilities	11,484	7,992

Net deferred tax asset	$9,490	$13,139

        The net change in the total valuation allowance for the year ended November 24, 2007 was a decrease of approximately $0.2 million. This net change was primarily a result of a decrease in the valuation allowances recorded against certain acquired deferred tax assets offset by valuation allowances recorded against foreign operating losses. The net change in the total valuation allowance for the year ended November 25, 2006 was an increase of approximately $0.6 million primarily resulting from an increase in the valuation allowances recorded against the acquired deferred tax assets reduced by the net realization of foreign operating losses.

        A valuation allowance was recorded because management currently believes that after considering the available evidence that it is more likely than not that these assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods and in the tax jurisdictions in which those temporary differences become deductible. If the Company is able to realize these assets in the future, $0.9 million of the total valuation allowance

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

would be allocated to goodwill as it relates to acquisitions, and the remainder would be recognized as a reduction to income tax expense.

        At November 24, 2007, the Company has net operating loss carryforwards for federal and foreign tax purposes of $4.7 million and $5.3 million, respectively. The federal net operating losses were incurred by InteCap prior to the acquisition. The federal net operating losses are subject to an annual limitation of approximately $3.4 million as a result of Internal Revenue Code Section 382. The federal net operating losses will begin to expire in 2017. The foreign operating losses include approximately $3.2 million incurred by ECL prior to the acquisition and have an indefinite expiration period, the remaining $2.1 million were incurred in other jurisdictions and will begin to expire in 2016.

        The calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several different tax jurisdictions. The Company is periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, the Company records estimated reserves for probable exposures. The total amount reserved was $0.2 million and $1.8 million at the end of fiscal 2007 and fiscal 2006, respectively.

        The Company has undistributed earnings from its foreign subsidiaries of approximately $12.4 million as of November 24, 2007, and it plans to continue to reinvest its foreign earnings in its foreign operations. If the Company were to distribute its foreign earnings which are permanently reinvested, it would accrue additional tax expense of approximately $2.6 million.

15.   Related-Party Transactions

        The Company made payments to shareholders of the Company who performed consulting services exclusively for the Company in the amounts of $10.1 million in fiscal 2007, $8.1 million in fiscal 2006, and $10.8 million in fiscal 2005. These payments to exclusive non-employee experts are for consulting services performed for CRA's clients in the ordinary course of business.

16.   Commitments & Contingencies

        In connection with the acquisitions completed during fiscal 2006, fiscal 2005, and fiscal 2004, CRA agreed to pay additional consideration, in cash, and common stock for some of these acquisitions, contingent on the achievement of certain performance targets by the respective acquired businesses. CRA believes that it will have sufficient funds to satisfy any obligations related to the contingent consideration. CRA expects to fund these contingent cash payments, if any, from existing cash resources, cash generated from operations, or financing transactions.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.   Quarterly Financial Data (Unaudited)

	Quarter Ended
	February 16, 2007 (12 weeks)	May 11, 2007 (12 weeks)	August 31, 2007 (16 weeks)	November 24, 2007 (12 weeks)
	(In thousands, except per share data)
Revenues	$83,322	$88,315	$124,301	$98,707
Gross profit	31,632	32,116	47,107	37,776
Income from operations	11,615	8,900	14,987	13,268
Income before provision for income taxes and equity method investment gain (loss)	12,226	9,483	15,303	13,493
Equity method investment gain (loss), net of tax	(107)	(225)	(196)	2,322
Net income	7,065	6,652	8,588	10,297
Basic net income per share	0.61	0.58	0.77	0.96
Diluted net income per share	0.56	0.53	0.72	0.89
Weighted average number of shares outstanding:
Basic	11,509	11,527	11,133	10,754
Diluted	12,593	12,547	11,955	11,585

	Quarter Ended
	February 17, 2006 (12 weeks)	May 12, 2006 (12 weeks)	September 1, 2006 (16 weeks)	November 25, 2006 (12 weeks)
	(In thousands, except per share data)
Revenues	$72,521	$84,046	$107,001	$86,326
Gross profit	28,440	31,596	39,972	32,488
Income from operations	9,450	10,631	14,988	12,882
Income before provision for income taxes, minority interest, equity method investment gain (loss), and cumulative effect of accounting change	9,718	10,888	15,430	13,377
Minority interest	37	104	—	—
Equity method investment gain (loss), net of tax	—	—	(496)	(33)
Cumulative effect of accounting change, net of tax	—	—	—	(398)
Net income	5,644	6,746	8,716	6,339
Basic net income per share	0.50	0.60	0.76	0.55
Diluted net income per share	0.47	0.55	0.71	0.51
Weighted average number of shares outstanding:
Basic	11,263	11,328	11,529	11,514
Diluted	12,116	12,237	12,252	12,485

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

        Net income for the quarter ending November 24, 2007 includes approximately $2.1 million or $0.18 per diluted share related to CRA's share, net of income tax, of a benefit of $10.0 million NeuCo received related to the licensing of intellectual property rights by NeuCo.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        On May 23, 2006, CRA completed the acquisition of certain assets of BBG, a Washington, D.C.-based independent consulting firm focusing on transfer pricing services. The results of operations have been included in the accompanying statements of income from the date of acquisition.

        Net income for the quarter ended November 25, 2006 includes approximately $1.0 million or $0.08 per diluted share of income tax expense from the limitation on deducting certain executive compensation in accordance with Section 162(m) of the Internal Revenue Code. In addition, as more fully explained in Note 6 of our Consolidated Financial Statements, as a result of adopting FIN 47 related to asset retirement obligations, in the fiscal quarter ended November 25, 2006, CRA recorded a $398,000, net of tax, or $0.03 per basic and diluted share charge as a cumulative effect of accounting change.