Form 10-Q
period 2008-02-15
CRA INTERNATIONAL, INC.
filed 2008-03-26
CIK 1053706

Use these links to rapidly review the document
INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 15, 2008
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 24, 2008
Common Stock, no par value per share	11,012,365 shares

CRA International, Inc.

PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements

CRA International, Inc.

Condensed Consolidated Statements of Income (unaudited)

(In thousands, except per share data)

	Twelve Weeks Ended
	February 15, 2008	February 16, 2007
Revenues	$86,123	$83,322
Costs of services	56,340	51,690

Gross profit	29,783	31,632
Selling, general and administrative expenses	23,959	20,017

Income from operations	5,824	11,615
Interest income	1,190	1,578
Interest expense	(740)	(738)
Other income (expense)	119	(229)

Income before provision for income taxes and equity method investment gain (loss)	6,393	12,226
Provision for income taxes	(3,248)	(5,054)

Income before equity method investment gain (loss)	3,145	7,172
Equity method investment gain (loss), net of tax	(8)	(107)

Net income	$3,137	$7,065

Net income per share:
Basic	$0.29	$0.61

Diluted	$0.28	$0.56

Weighted average number of shares outstanding:
Basic	10,770	11,509

Diluted	11,401	12,593

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except share data)

	February 15, 2008	November 24, 2007
Assets
Current assets:
Cash and cash equivalents	$101,354	$100,516
Accounts receivable, net of allowances of $10,650 in 2008 and $10,573 in 2007	72,572	87,509
Unbilled services	41,689	43,445
Prepaid expenses and other assets	15,163	5,885
Deferred income taxes	13,364	11,039

Total current assets	244,142	248,394
Property and equipment, net	26,991	27,932
Goodwill	150,411	152,216
Intangible assets, net of accumulated amortization of $6,840 in 2008 and $6,681 in 2007	6,615	7,046
Deferred income taxes, net of current portion	—	1,196
Other assets	14,362	17,137

Total assets	$442,521	$453,921

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$14,998	$14,693
Accrued expenses	55,146	79,915
Deferred revenue and other liabilities	4,622	2,797
Current portion of deferred compensation	1,424	1,278
Deferred income taxes	76	79

Total current liabilities	76,266	98,762
Convertible debentures payable, net of current portion	90,000	90,000
Deferred rent and other non-current liabilities	7,409	7,631
Deferred compensation and other non-current liabilities	3,701	3,780
Taxes payable, net of current portion	1,204	—
Deferred income taxes, net of current portion	10,128	2,666
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 10,792,299 and 10,763,942 shares issued and outstanding in 2008 and 2007, respectively	93,714	92,012
Receivables from employees	(1,936)	(2,047)
Retained earnings	152,774	149,637
Foreign currency translation	9,261	11,480

Total shareholders' equity	253,813	251,082

Total liabilities and shareholders' equity	$442,521	$453,921

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Twelve Weeks Ended
	February 15, 2008	February 16, 2007
Operating activities:
Net income	$3,137	$7,065
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,353	2,297
Loss on disposal of property and equipment	31	—
Deferred rent	(125)	(565)
Share-based compensation expenses	1,508	1,054
Excess tax benefits from share-based compensation	(36)	(913)
Deferred income taxes	6,443	3,375
Equity in losses of NeuCo	8	107
Changes in operating assets and liabilities, exclusive of acquisitions:
Accounts receivable	14,324	(563)
Unbilled services	1,372	117
Prepaid expenses and other assets	(8,313)	(5,865)
Accounts payable, accrued expenses, and other liabilities	(19,398)	(22,071)

Net cash provided by (used in) operating activities	1,304	(15,962)
Investing activities:
Purchase of property and equipment	(1,522)	(1,187)
Return on investment in NeuCo	1,765	—
Acquisitions of business, net of cash acquired	(1,184)	(1,382)

Net cash used in investing activities	(941)	(2,569)
Financing activities:
Excess tax benefits from share-based compensation	36	913
Issuance of common stock upon exercise of stock options	340	3,158
Collection of notes receivable from shareholders	86	—

Net cash provided by financing activities	462	4,071
Effect of foreign exchange rates on cash and cash equivalents	13	83

Net increase (decrease) in cash and cash equivalents	838	(14,377)
Cash and cash equivalents at beginning of period	100,516	131,570

Cash and cash equivalents at end of period	$101,354	$117,193

Supplemental cash flow information:
Cash paid for income taxes	$5,388	$1,554

Cash paid for interest	$1,348	$1,329

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statement of Shareholders' Equity (unaudited)

(In thousands, except share data)

	Common Stock
			Receivables from Shareholders	Retained Earnings	Foreign Currency Translation	Total Shareholders' Equity
	Shares Issued	Amount
BALANCE AT NOVEMBER 24, 2007	10,763,942	$92,012	$(2,047)	$149,637	$11,480	$251,082
Net income	—	—	—	3,137	—	3,137
Foreign currency translation adjustment	—	—	—	—	(2,219)	(2,219)

Comprehensive income	—	—	—	—	—	918
Exercise of stock options	17,660	340	—	—	—	340
Share-based compensation expense for employees	—	1,501	—	—	—	1,501
Restricted share vesting	15,970	—	—	—	—	—
Repurchase of vested employee restricted shares for tax withholding	(5,273)	(197)	—	—	—	(197)
Tax benefit on stock option exercises and restricted share vesting	—	51	—	—	—	51
Payments received on notes receivable from shareholders	—	—	111	—	—	111
Share-based compensation expense for non-employees	—	7	—	—	—	7

BALANCE AT FEBRUARY 15, 2008	10,792,299	$93,714	$(1,936)	$152,774	$9,261	$253,813

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

2.    Unaudited Interim Consolidated Financial Statements and Estimates

        The condensed consolidated statements of income for the twelve weeks ended February 15, 2008, and February 16, 2007, the condensed consolidated balance sheet as of February 15, 2008, the condensed consolidated statements of cash flows for the twelve weeks ended February 15, 2008, and February 16, 2007, and the condensed consolidated statement of shareholders' equity for the twelve weeks ended February 15, 2008, are unaudited. The November 24, 2007 consolidated balance sheet is derived from CRA's audited consolidated financial statements included in its Annual Report on Form 10-K as of that date. In the opinion of management, these statements include all adjustments necessary for a fair presentation of CRA's consolidated financial position, results of operations, and cash flows. The consolidated statements of income include the operations of CRA's acquired companies since their respective dates of acquisition.

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

3.    Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts have been eliminated.

        In addition, the consolidated financial statements include the Company's equity investment in NeuCo, Inc. ("NeuCo"), a company founded by CRA and an affiliate of Commonwealth Energy Systems in June 1997. The equity method of accounting is used for investments in which CRA has the ability to exercise significant influence but does not have effective control. Significant influence is generally deemed to exist when CRA has an ownership interest in the voting stock of the investee of between 20% and 50%. Under this method, the investment, originally recorded at cost and adjusted to

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3.    Principles of Consolidation (Continued)

reflect CRA's share of changes in NeuCo's capital, is further adjusted to recognize the Company's share of net earnings or losses of NeuCo as they occur rather than as dividends or other distributions are received. CRA's share of net earnings or loss in NeuCo would also include any other-than-temporary declines in fair value recognized during the period, if any. Changes in CRA's proportionate share of the underlying equity of NeuCo, which result from the issuance of additional equity securities by NeuCo, are recognized as increases or decreases in shareholders' equity, net of any related tax effects.

        The Company records its equity in the income or losses of NeuCo and reports such amounts in "equity method investment gain (loss), net of tax" in the accompanying condensed consolidated statements of income. During the first quarter of fiscal 2007, NeuCo changed its interim reporting schedule to a calendar month end, but its fiscal year end will remain the last Saturday in November. The first three fiscal quarters of CRA's fiscal year could include up to a three-week reporting lag between CRA's quarter end and the most recent financial statements available from NeuCo. CRA does not believe the reporting lag will have a significant impact on CRA's consolidated statements of income or financial condition. For the twelve weeks ended February 15, 2008 and February 16, 2007, the Company's equity in the losses of NeuCo totaled $8,000 and $107,000, respectively, which are net of tax benefits of $6,000 and $75,000, respectively. At February 15, 2008, the carrying value of the Company's equity investment in NeuCo was $2.1 million and is reported in other non-current assets.

        In December 2007, NeuCo declared a cash dividend for its stockholders in the amount of $0.29 per NeuCo share. As a result, the Company received $1.8 million in cash from NeuCo in January 2008. CRA accounted for the cash receipt as a reduction of the carrying value of its investment in NeuCo in the quarter ended February 15, 2008.

4.    Fiscal Year

        CRA's fiscal year ends on the last Saturday in November, and accordingly, its fiscal year will periodically contain 53 weeks rather than 52 weeks. Fiscal 2008 is a 53-week year. Fiscal 2007 is a 52-week year. In a 52-week year, each of CRA's first, second, and fourth quarters includes twelve weeks, and its third quarter includes sixteen weeks. In a 53-week year, the fourth quarter includes thirteen weeks.

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

        CRA recognizes substantially all of its revenues under written service contracts with its clients where the fee is fixed or determinable, as the services are provided, and only in those situations where collection from the client is reasonably assured. In certain limited cases CRA provides services to its clients without sufficient contractual documentation to allow CRA to recognize revenue in accordance with U.S. GAAP. In these cases, these amounts are fully reserved until all criteria for recognizing revenue are met. Most of CRA's revenue is derived from time-and-materials service contracts. Revenues

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

5.    Revenue Recognition (Continued)

from time-and-materials service contracts are recognized as services are provided based upon hours worked and contractually agreed-upon hourly rates, as well as a computer services fee based upon hours worked. Revenues from fixed-price engagements are recognized on a proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. CRA derived 7.2% and 4.9% of revenues from fixed-price engagements in the twelve weeks ended February 15, 2008 and February 16, 2007, respectively. Project costs are based on the direct salary of the consultants on the engagement plus all direct expenses incurred to complete the engagement that are not reimbursed by the client. The proportional performance method is used since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and terms set forth in the contract, and are indicative of the level of benefit provided to CRA's clients. The fixed-price contracts generally include a termination provision that converts the agreement to a time-and-materials contract in the event of termination of the contract. There are no costs that are deferred and amortized over the contract term. CRA's management maintains contact with project managers to discuss the status of the projects and, for fixed-price engagements, management is updated on the budgeted costs and resources required to complete the project. These budgets are then used to calculate revenue recognition and to estimate the anticipated income or loss on the project. In the past, CRA has occasionally been required to commit unanticipated additional resources to complete projects, which have resulted in lower than anticipated income or losses on those contracts. CRA may experience similar situations in the future. Provisions for estimated losses on contracts are made during the period in which such losses become probable and can be reasonably estimated. To date, such losses have not been significant.

        Revenues also include reimbursements, or expenses billed to clients, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. These reimbursable expenses are as follows (in thousands):

	Twelve Weeks Ended
	February 15, 2008	February 16, 2007
Reimbursable expenses billed to clients	$12,469	$8,837

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

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6.    Goodwill

        The changes in the carrying amount of goodwill during the twelve weeks ended February 15, 2008, are as follows (in thousands):

Balance at November 24, 2007	$152,216
Effect of foreign currency translation	(1,805)

Balance at February 15, 2008	$150,411

        The purchase agreements for the acquisitions completed in fiscal 2006 and fiscal 2005 provide for additional purchase consideration for up to five years following the transactions, if specific performance targets are met. These earnouts are payable in cash and/or CRA common stock. During fiscal 2007, CRA recorded $1.2 million in promissory notes related to these acquisitions, which were paid in the first quarter of fiscal 2008. Any additional payments related to these contingencies will be accounted for as additional goodwill.

        In connection with the sale of certain assets in Australia during the second quarter of 2008, the Company has estimated a write-off of goodwill and intangible assets of approximately $1.7 million, which will be recorded during the twelve weeks ended May 9, 2008. See note 14 for more information.

7.    Private Placement of Convertible Debt

        In 2004, CRA completed a private placement of $90.0 million of 2.875% convertible senior subordinated debentures due 2034. The debentures are CRA's direct, unsecured senior subordinated obligations and rank junior in right of payment to CRA's existing bank line of credit and any future secured indebtedness that CRA may designate as senior indebtedness. Pursuant to the terms of the indenture governing the debentures, since the closing stock price did not equal or exceed the $50 per share contingent conversion trigger price for 20 out of 30 consecutive trading days ended on February 15, 2008, the market price conversion trigger was not satisfied and holders of the debentures are not able to exercise their right to convert the bonds during the second quarter of fiscal 2008. This test is repeated each fiscal quarter. To date, no conversions have occurred.

        The Company has a $90.0 million line of credit with its bank to mitigate the potential liquidity risk, and to provide funding if required, in the event of conversion by the debenture holders. CRA believes that in the event the contingent conversion trigger price is met, it is unlikely that a significant percentage of bondholders will exercise their right to convert because the debentures have traded at a premium over their conversion value. Since holders of the debentures are not able to exercise their right to convert the bonds as of February 15, 2008, CRA has classified the $90.0 million convertible debt as long-term debt as of February 15, 2008 in the accompanying condensed consolidated balance sheet. The maturity date on the line of credit is April 30, 2010. It is CRA's intention to renew or replace the line of credit upon expiration, as desirable and available, which would allow CRA to continue to classify the convertible debentures as long-term debt, rather than short-term in future periods. In addition, the line of credit gives CRA additional flexibility to meet any unforeseen financial requirements.

        The contingent interest feature included in the debenture represents an embedded derivative under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7.    Private Placement of Convertible Debt (Continued)

and Hedging Activities" ("FAS 133") that must be recorded at fair value as of February 15, 2008. The Company has determined that the fair value of the contingent interest feature is de minimis as of February 15, 2008, based upon economic, market and other conditions in effect as of that date. There are no other embedded derivatives associated with the Company's convertible debentures that are accounted for separately in accordance with FAS 133.

        The Company has agreed with the debenture holders to reserve the maximum number of shares of common stock that may be issued upon conversion of the debentures.

8.    Net Income per Share

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

	Twelve Weeks Ended
	February 15, 2008	February 16, 2007
Basic weighted average shares outstanding	10,770	11,509
Common stock equivalents:
Stock options and restricted shares	374	558
Shares underlying the debentures	257	526

Diluted weighted average shares outstanding	11,401	12,593

        During the twelve weeks ended February 15, 2008, CRA granted restricted share and restricted share unit awards representing 196,723 shares of its common stock that were not vested as of February 15, 2008.

        Under Emerging Issues Task Force of the Financial Accounting Standards Board (the "EITF") No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share" and EITF 90-19, "Convertible Bonds with Issuer Option to Settle for Cash upon Conversion", because of CRA's obligation to settle the par value of the convertible debentures in cash, the Company is not required to include any shares underlying the convertible debentures in its diluted weighted average shares outstanding until the average stock price per share for the quarter exceeds the $40 conversion price and only to the extent of the additional shares CRA may be required to issue in the event CRA's conversion obligation exceeds the principal amount of the debentures converted. At such time, only the number of shares that would be issuable (under the "treasury" method of accounting for share

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8.    Net Income per Share (Continued)

dilution) are included, which is based upon the amount by which the average stock price exceeds the conversion price. The average stock price for the twelve weeks ended February 15, 2008 was $45.17 per share; therefore, 257,000 shares underlying the debentures were included in the diluted weighted average shares outstanding for the twelve weeks ended February 15, 2008. The average stock price for the twelve weeks ended February 16, 2007 was $52.20 per share; therefore, 526,000 shares underlying the debentures were included in the diluted weighted average shares outstanding for the twelve weeks ended February 16, 2007.

        Basic weighted average shares outstanding for the twelve weeks ended February 15, 2008 decreased compared to the comparable period in fiscal 2007, primarily as a result of the repurchase of 1,172,286 shares by CRA under the share repurchase program during the second and third quarters of fiscal 2007, offset by stock issued due to stock option exercises.

        As part of the earnout provisions included in the acquisition agreements for acquisitions CRA completed in fiscal 2006 and fiscal 2005, CRA may settle a portion of its obligations through the issuance of its common stock. Issuance of these shares is contingent upon certain provisions of the acquisition agreements. All shares for which the necessary conditions underlying the earnout provisions have been met as of February 15, 2008 are included in basic and diluted weighted average shares outstanding as of the point in time that the shares were issued.

9.    Comprehensive Income

        Comprehensive income represents net income reported in the accompanying condensed consolidated statements of income adjusted for changes in CRA's foreign currency translation account. A reconciliation of comprehensive income is as follows (in thousands):

	Twelve Weeks Ended
	February 15, 2008	February 16, 2007
Net income	$3,137	$7,065
Change in foreign currency translation	(2,219)	1,171

Comprehensive income	$918	$8,236

10.    Income Taxes

        In June 2006, the FASB issued Interpretation 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. CRA adopted FIN 48 in the first quarter of fiscal 2008 and the adoption resulted in an increase in the liability for uncertain tax positions of $1.1 million and a reduction in deferred tax liabilities. There was no impact on retained earnings.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

10.    Income Taxes (Continued)

        The amount of unrecognized tax benefits at February 15, 2008 recorded in other non-current liabilities is $1.2 million, none of which would impact the effective tax rate if recognized. CRA includes accrued interest and penalties, if any, related to uncertain tax positions in income tax expense. The amount of accrued interest as of adoption was $117,000 and was $135,000 as of February 15, 2008.

        The Company operates in multiple taxing jurisdictions, both within the U.S. and outside of the U.S., and is subject to audit. As of February 15, 2008, fiscal 2004 through and including fiscal 2007 remain open to examination. The Company is not currently under examination by the Internal Revenue Service.

11.    Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of SFAS 157, guidance for applying fair value was incorporated in several accounting pronouncements. SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about fair value measurements. While SFAS 157 does not add any new fair value measurements, it does change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. CRA adopted SFAS 157 in the first quarter of fiscal 2008 and the adoption of SFAS 157 did not have a material impact on its consolidated statement of income or financial condition.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS 159 allows entities to choose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected must be reported in earnings at each subsequent reporting date. The fair value option can be applied instrument by instrument, however the election is irrevocable. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect the fair value option.

        In December 2007, the FASB issued SFAS No. 141R, "Business Combinations". SFAS 141R requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. SFAS 141R also requires additional disclosure of information surrounding a business combination, such that users of the entity's financial statements can fully understand the nature and financial impact of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is CRA's fiscal 2010. An entity may not apply it before that date. The Company is evaluating the impact, if any, that SFAS 141R will have on its consolidated statements of income and financial condition.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

12.    Commitments & Contingencies

        In connection with acquisitions completed during fiscal 2006 and fiscal 2005, CRA agreed to pay additional consideration, in cash, and common stock for some of these acquisitions, contingent on the achievement of specific performance targets by the respective acquired businesses. CRA believes that it will have sufficient funds to satisfy any obligations related to the contingent consideration. CRA expects to fund these contingent cash payments, if any, from existing cash resources, cash generated from operations, or financing transactions.

13.    Accrued Expenses

        Accrued expenses consist of the following (in thousands):

	February 15, 2008	November 24, 2007
Compensation and related expenses	$47,188	$69,015
Income taxes payable	1,691	3,080
Accrued interest	450	1,170
Other	5,817	6,650

Total	$55,146	$79,915

14.    Subsequent Events

        During the second quarter of fiscal 2008, the Company initiated the process of divesting or shutting down the majority of its Australian and New Zealand-based operations. As part of the divestiture, on March 24, 2008, the Company completed the sale of certain business assets associated with its Australian competition practice for approximately $2.4 million, subject to certain adjustments. In connection with this sale, the Company has estimated a write-off of goodwill and intangible assets of approximately $1.7 million, which will be recorded during the twelve weeks ended May 9, 2008.

        On March 20, 2008, the Company completed an employee workforce reduction designed to balance its workforce with market demand. The employee workforce reduction will cost approximately $2.0 million and will be primarily incurred in the second quarter of fiscal 2008.

        On March 22, 2008, the Company vacated the Palo Alto, California office and one office in London, England. These offices were consolidated with existing offices, a process that was already underway in London since last year. These office closings are expected to result in an estimated charge of $4.1 million during the second quarter of fiscal 2008.

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

        We recognize substantially all of our revenues under written service contracts with our clients where the fee is fixed or determinable, as the services are provided, and only in those situations where collection from the client is reasonably assured. In certain limited cases we provide services to our clients without sufficient contractual documentation to allow us to recognize revenue in accordance with U.S. GAAP. In these cases, these amounts are fully reserved until all criteria for recognizing revenue are met. Most of our revenue is derived from time-and-materials service contracts. Revenues from time-and-materials service contracts are recognized as the services are provided based upon hours worked and contractually agreed-upon hourly rates, as well as a computer services fee based upon hours worked. Revenues from fixed-price engagements are recognized on a proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. Project costs are based on the direct salary of the consultants on the engagement plus all direct expenses incurred to complete the engagement that are not reimbursed by the client. The proportional performance method is used since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and terms set forth in the contract, and are indicative of the level of benefit provided to our clients. Our fixed-price contracts generally include a termination provision that reduces the agreement to a time-and-materials contract in the event of termination of the contract. There are no costs that are deferred and amortized over the contract term. Our management maintains contact with project managers to discuss the status of the projects and, for fixed-price engagements, management is updated on the budgeted costs and resources required to complete the project. These budgets are then used to calculate revenue recognition and to estimate the anticipated income or loss on the project. In the past, we have occasionally been required to commit unanticipated additional resources to complete projects, which have resulted in lower than anticipated income or losses on those contracts. We may experience similar situations in the future. Provisions for estimated losses on contracts are made during the period in which such losses become probable and can be reasonably estimated. To date, such losses have not been significant.

        Revenues also include reimbursements, or expenses billed to clients, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. These reimbursable expenses are as follows (in thousands):

	Twelve Weeks Ended
	February 15, 2008	February 16, 2007
Reimbursable expenses billed to clients	$12,469	$8,837

        Our normal payment terms are 30 days from the invoice date. For the twelve weeks ended February 15, 2008, and February 16, 2007, our average days sales outstanding, or DSOs, were 107 days and 111 days. We calculate DSOs by dividing the sum of our accounts receivable and unbilled services balance, net of deferred revenue, at the end of the quarter by average daily revenues. Average daily revenues are calculated by dividing quarter revenues by the number of days in a quarter. Our project managers and finance personnel monitor payments from our clients and assess any collection issues. We maintain accounts receivable allowances for estimated losses resulting from clients' failure to make required payments. We base our estimates on our historical collection experience, current trends, and credit policy. In determining these estimates, we examine historical write-offs of our receivables and review client accounts to identify any specific customer collection issues. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. A failure to estimate accurately the accounts receivable allowances and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition, and results of operations. As of February 15, 2008, and November 24, 2007, $10.7 million and $10.6 million was provided for accounts receivable allowances, respectively.

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

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), goodwill and intangible assets with indefinite lives are not subject to amortization, but are monitored annually for impairment, or more frequently if there are indicators of impairment. Any impairment would be measured based upon the fair value of the related asset based on the provisions of SFAS No. 142. Because we have one reporting segment, under SFAS No. 142, we utilize the entity-wide approach for assessing goodwill for impairment and compare its market value to its net book value to determine if an impairment exists. There were no impairment losses related to goodwill in fiscal 2007, nor were there any indications of impairment in the twelve weeks ended February 15, 2008. If we determine through the impairment review process that goodwill has been impaired, we would record the impairment charge in our consolidated statement of income. The goodwill amount for acquisitions is initially recorded based upon a preliminary estimated purchase price allocation and is subject to change. Any preliminary purchase price allocation is based upon our estimate of fair value, and is finalized as we receive other information relevant to the acquisition, such as exit costs related to lease obligations.

        In connection with the sale of certain assets in Australia during the second quarter of 2008, we have estimated a write-off of goodwill and intangible assets of approximately $1.7 million, which will be recorded during the twelve weeks ended May 9, 2008.

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

        Our financial statements contain certain deferred tax assets and liabilities that result from temporary differences between book and tax accounting, as well as net operating loss carryforwards. SFAS No. 109, "Accounting for Income Taxes," requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The decision to record a valuation allowance requires varying degrees of judgment based upon the nature of the item giving rise to the deferred tax asset. As a result of operating losses incurred in certain of our foreign subsidiaries, and uncertainty as to the extent and timing of profitability in future periods, we recorded valuation allowances in certain of these foreign subsidiaries based on the facts and circumstances affecting each subsidiary. Had we not recorded these allowances, we would have reported a lower effective tax rate than was recognized in our statements of income in fiscal 2007 and during the first twelve weeks of fiscal 2008. If the realization of deferred tax assets is considered more likely than not, an adjustment to the net deferred tax assets would increase net income in the period such determination was made. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is possible that changes in these estimates in the near term could materially affect our financial condition and results of operations.

        Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state, or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs, uncertain tax positions, and expenses by jurisdiction, and as a result of acquisitions.

Results of Operations—For the Twelve Weeks Ended February 16, 2008, Compared to the Twelve Weeks Ended February 16, 2007

        The following table provides operating information as a percentage of revenues for the periods indicated:

	Twelve Weeks Ended
	February 15, 2008	February 16, 2007
Revenues	100.0%	100.0%
Costs of services	65.4	62.0

Gross margin	34.6	38.0
Selling, general and administrative expenses	27.8	24.0

Income from operations	6.8	14.0
Interest income	1.4	1.9
Interest expense	(0.9)	(0.9)
Other income (expense)	0.1	(0.3)

Income before provision for income taxes and equity method investment gain (loss)	7.4	14.7
Provision for income taxes	(3.8)	(6.1)

Income before equity method investment gain (loss)	3.6	8.6
Equity method investment gain (loss), net of tax	—	(0.1)

Net income	3.6%	8.5%

Results of Operations—Twelve Weeks Ended February 15, 2008, Compared to Twelve Weeks Ended February 16, 2007

        Revenues.    Revenues increased $2.8 million, or 3.4%, to $86.1 million for the first quarter of fiscal 2008 from $83.3 million for the first quarter of fiscal 2007. This growth is due primarily to an increased demand for our services in the U.S. and an increase in client reimbursable expenses mainly attributable to the services of outside consultants, partially offset by a decreased demand for our services internationally. Overall, revenues outside of the U.S. represented approximately 22% of revenues for the first quarter of fiscal 2008, compared with approximately 27% of revenues for the first quarter of fiscal 2007. Internationally, revenues decreased primarily in our European and Middle Eastern chemicals and petroleum practice because several large, long-running Middle East projects declined more rapidly than expected and follow-on contracts were not received during the quarter. In addition, we are in the process of divesting or shutting down the majority of our Australian and New Zealand-based operations which generated approximately $12 million of revenue in fiscal 2007.

        Our litigation and applied economics platform grew nearly 10% from the first quarter of fiscal 2007, which was driven by a greater demand for our services primarily in our competition practice, which grew by more than 20%, and the new labor and employment practice. Our competition practice continues to be our largest practice in terms of revenue. These increases were offset by a decrease in demand for our intellectual property and transfer pricing practices, which both declined by approximately 10%. The decrease in the transfer pricing practice was driven by a slow down in several large projects, some of which has been replaced by a few smaller projects.

        Revenues for our finance platform were approximately the same in the first quarter of fiscal 2008 and the first quarter of fiscal 2007 as work within our finance practice leveled off as a result of several large cases settling in the quarter. While there has been some reduction in the volume of litigation-related work, many of the larger, ongoing engagements continue. Our forensic accounting practice grew approximately 20% from the first quarter of fiscal 2007 due to the continuing demand for our services in the international arbitration arena, and a significant arbitration going through a final hearing during the first quarter of fiscal 2008. In addition, during the first quarter of fiscal 2008, we have scaled back or exited from a portion of our forensic computing and investigations practices. During the first quarters of fiscal 2008 and fiscal 2007, the forensic computing and investigations practices represented less than 1% of consolidated revenues.

        Our business consulting platform revenues decreased by less than 5% from the first quarter of fiscal 2007 reflecting declines in our life sciences, capital projects, and energy and environment practices, offset by increases in our aerospace and defense and metals practices. Our energy and environment practice revenue declined more than 5% partially due to a disruption in client services caused by the relocation of staff from our Australia and New Zealand offices to establish an energy and environment practice presence in Hong Kong. Revenues in our aerospace and defense practice grew more than 65% from the first quarter of fiscal 2007 reflecting the accelerating globalization of this industry and the extent of our relationships with several of the key businesses driving this trend. Revenues for our chemicals and petroleum practice, which is our largest practice within the business consulting platform, had double-digit increases in revenue throughout fiscal 2007 but had its growth suspended in the first quarter of fiscal 2008 reflecting the completion of several long-running projects in the Middle East.

        The total number of employee consultants increased to 772 at the end of the first quarter of fiscal 2008 from 724 at the end of the first quarter of fiscal 2007. Increased billing rates for our employee consultants, which were in effect at the beginning of the first quarter of fiscal 2008, also contributed to our revenue growth. Utilization was 70% for the first quarter of fiscal 2008 compared with 77% for the first quarter of fiscal 2007. A portion of the decline in utilization was caused by the reduction in work in the European and Middle Eastern component of our Chemicals and Petroleum practice. In addition, some of the decline was caused by a slower-than-expected recovery from the holiday season in other practices and regions. Historically, we have seen a substantial increase in utilization during the last third of the first quarter as we move out of the holiday season and into the new calendar year. That late-quarter rebound did not materialize this year, especially overseas. Revenues derived from fixed-price engagements increased to 7.2% of revenues for the first quarter of fiscal 2008 from 4.9% for the first quarter of fiscal 2007.

        Costs of Services.    Costs of services increased $4.7 million, or 9.0%, to $56.3 million for the first quarter of fiscal 2008 from $51.7 million for the first quarter of fiscal 2007. The increase was due mainly to an increase in client reimbursable expenses of $3.6 million, or 41.1%, to $12.5 million in the first quarter of fiscal 2008 from $8.8 million in the first quarter of fiscal 2007. In addition, compensation expense for our employee consultants increased by $1.0 million, or 2.4% due primarily to an increase in the average number of employee consultants and approximately $0.6 million for the costs of reducing the number of employee consultants in a few of our foreign practices. During the second quarter of fiscal 2008, we completed an employee workforce reduction, which was designed to balance our workforce with market demand. The employee workforce reduction will cost us approximately $2 million in employee separation and other compensation costs, of which the majority will be included in cost of services in the second quarter of fiscal 2008. The reduction is expected to result in an estimated annualized cost savings starting in the third quarter of fiscal 2008 of approximately $7 million. As a percentage of revenues, costs of services increased to 65.4% for the first quarter of fiscal 2008 from 62.0% for the first quarter of fiscal 2007. The 3.4% increase as a percentage of revenues was due to a 3.9% increase in client reimbursable expenses as a percentage of revenues, partially offset by a 0.5% decrease in compensation expense and related fringe costs for our employee consultants. The increase in reimbursable expenses as a percentage of revenue was more pronounced in our international operations.

        Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses increased by $3.9 million, or 19.7%, to $24.0 million for the first quarter of fiscal 2008 from $20.0 million for the first quarter of fiscal 2007. The increase is primarily due to the increases in rent expense of $1.3 million, legal, accounting, and professional fees of $0.5 million, $0.5 million in recruiting fees, and compensation expense of $0.4 million. The increase in rent is primarily related to the consolidation of our London office spaces and the extra space maintained temporarily during this consolidation process. The increases in other professional fees, recruiting, and compensation expenses are the result of increased spending in corporate marketing, business development, staff training, and recruiting to support our revenue growth targets in the future. As a percentage of revenues, selling, general, and administrative expenses increased to 27.8% for the first quarter of fiscal 2008 from 24.0% for the first quarter of fiscal 2007. The 3.8% increase as a percentage of revenues was primarily due to the 1.4% increase in rent expense, 0.6% increase in legal, accounting, and professional fees, 0.5% increase in recruiting fees, 0.3% increase in compensation expense, and 0.3% in performance payments earned by outside consultants.

        We have initiated a business process improvement review through an outside consultant who is helping us craft a plan to reduce our selling, general and administrative expenses in a number of areas. Included in this review is an evaluation of our current administrative practices and infrastructure. The objective is to identify opportunities for further cost reductions, including our travel policies, changes in procurement methods and other adjustments. Along those lines, in the second quarter of fiscal 2008, we plan to close office locations in Palo Alto and London as we consolidate those offices, a process that was already underway in London. These actions are expected to result in charges during the second quarter of fiscal 2008 estimated at approximately $4.1 million, and estimated annualized cost savings starting in the third quarter of fiscal 2008 of approximately $2.4 million.

        Interest Income.    Interest income decreased by $0.4 million to $1.2 million for the first quarter of fiscal 2008 from $1.6 million for the first quarter of fiscal 2007. This decrease was due to lower cash balances as a result of our share repurchase program and to a lesser extent lower interest rates. During the second and third quarters of fiscal 2007, we repurchased 1,172,286 shares for approximately $56.8 million.

        Interest Expense.    Interest expense was $0.7 million for the twelve weeks ended February 15, 2008 and February 16, 2007. Interest expense primarily represents interest incurred on the 2.875%, $90.0 million convertible debt, and the amortization of debt issuance costs.

        Other Income (Expense).    Other expense increased by $0.3 million to income of $0.1 million for the first quarter of fiscal 2008 from an expense of $0.2 million for the first quarter of fiscal 2007. Other income (expense) consists primarily of foreign currency exchange transaction gains and losses. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies and the Euro and the British pound.

        Provision for Income Taxes.    The provision for income taxes was $3.2 million for the first quarter of fiscal 2008, a decrease of $1.8 million from the first quarter of fiscal 2007. Our effective income tax rate increased to 50.8% for the first quarter of fiscal 2008 from 41.3% for the first quarter of fiscal 2007. The higher effective tax rate during the first quarter of fiscal 2008 was due to losses in foreign locations that resulted in a lower tax benefit.

        Equity Method Investment Gain (Loss), Net of Tax.    We record our share in the income or losses of NeuCo as equity method investment gain (loss) in the statements of income. The equity method investment loss decreased by $0.1 million to $8,000 for the first quarter of fiscal 2008 from $0.1 million for the first quarter of fiscal 2007.

        Net Income.    Net income decreased by $3.9 million, or 55.6%, to $3.1 million for the first quarter of fiscal 2008 from $7.1 million for the first quarter of fiscal 2007. The decrease in net income is primarily related to a decrease in utilization and increases in reimbursable expenses, which achieve little or no margin, and selling, general and administrative expenses, which increased at a greater rate than revenue and an increase in the effective tax rate. Diluted net income per share decreased 50.0% to $0.28 per share for the first quarter of fiscal 2008 from $0.56 per share for the first quarter of fiscal 2007. Diluted net income per share decreased because net income decreased at a greater rate than diluted weighted average shares outstanding. Diluted weighted average shares outstanding decreased by approximately 1,192,000 shares to approximately 11,401,000 shares for the first quarter of fiscal 2008 from approximately 12,593,000 shares for the first quarter of fiscal 2007. The decrease in diluted weighted average shares outstanding for fiscal 2008 is primarily a result of repurchases of common stock under our share repurchase programs.

Liquidity and Capital Resources

        General.    In the twelve weeks ended February 15, 2008, we had a net increase in cash and cash equivalents of $0.8 million. We completed the quarter with cash and cash equivalents of $101.4 million, and working capital (defined as current assets less current liabilities) of $167.9 million.

        We believe that current cash balances, cash generated from operations, and amounts available under our bank line of credit will be sufficient to meet our anticipated working capital, capital expenditure, and contingent consideration payment requirements for at least the next 12 months.

        Sources and Uses of Cash in the twelve weeks ended February 15, 2008.    During the first twelve weeks of fiscal 2008, net cash provided by operations was $1.3 million. The sources of cash in operations include net income of $3.1 million, which included depreciation and amortization expense of $2.4 million, share-based compensation expense of $1.5 million, and decreases in accounts receivable of $14.3 million, deferred income taxes of $6.4 million, and unbilled services of $1.4 million. The sources of cash in operations were offset by uses of cash including decreases in accounts payable, accrued expenses, and other liabilities of $19.4 million and an increase in prepaid expenses and other assets of

$8.3 million. The payment of fiscal 2007 bonuses totaling $29.3 million are included in the decrease in accounts payable, accrued expenses, and other liabilities during the twelve weeks ending February 15, 2007.

        We used $0.9 million of net cash from investing activities for the first twelve weeks of fiscal 2008, which included $1.5 million for capital expenditures and $1.2 million for the payment of additional consideration relating to acquisitions. The additional consideration was earned and recorded as an addition to goodwill during fiscal 2007. These payments were offset by $1.8 million in dividends received for our investment in NeuCo.

        Net cash provided by financing activities for the first twelve weeks of fiscal 2008 was $0.5 million, which included $0.3 million in proceeds from the exercise of stock options and $0.1 million from collections on receivables from shareholders.

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

        Pursuant to the terms of the indenture governing the debentures, since the closing stock price did not equal or exceed the $50 per share contingent conversion trigger price for 20 out of 30 consecutive trading days ended on February 15, 2008, the market price conversion trigger was not satisfied and holders of the debentures are not able to exercise their right to convert the bonds as of the first trading day of the second quarter of fiscal 2008. This test is repeated each fiscal quarter. We believe that in the event the contingent conversion trigger price is met, it is unlikely that a significant percentage of bondholders will exercise their right to convert because the debentures have traded at a premium over their conversion value. Since the holders of the debentures are not able to exercise their right to convert the bonds as of February 15, 2008, we have classified the $90.0 million convertible debt as long-term debt as of February 15, 2008, in the accompanying condensed consolidated balance sheet. Our revolving line of credit to borrow up to $90.0 million expires on April 30, 2010 and it is our intention to renew or replace the line of credit, as desirable and available, which would allow us to continue to classify our convertible debentures as long-term debt, rather than short-term in future years. In addition, the line of credit gives us additional flexibility to meet any unforeseen financial requirements.

        As early as June 15, 2011 or upon certain specified fundamental changes, we may be required to repurchase all or any portion of the debentures, at the option of each holder, which, in the event of a fundamental change involving a change of control of our firm, may include the payment of a make-whole premium.

        Borrowings under the Revolving Line of Credit.    We are party to a senior loan agreement with our bank for a $90.0 million revolving line of credit with a maturity date of April 30, 2010. Subject to the terms of the agreement, we may use borrowings under this line of credit for acquisition financing, working capital, general corporate purposes, letters of credit, and foreign exchanges contracts. The available line of credit is reduced, as necessary, to account for certain letters of credit outstanding. The $90.0 million credit facility allows us to mitigate the potential liquidity risk, and to provide funding if required, in the event of conversion by the debenture holders. Funds available under the expanded facility will allow us to continue to classify up to $90.0 million of our convertible debentures as long-term debt, rather than short-term, and will give us additional flexibility to meet any unforeseen financial requirements. There were no amounts outstanding under this line of credit as of February 15, 2008, and the line of credit then available was $86.2 million, reduced for letters of credit outstanding.

        Borrowings under our credit facility bear interest, at our option, either at LIBOR plus an applicable margin or at the prime rate. Applicable margins range from 0.75% to 1.50%, depending on the ratio of our consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the preceding four fiscal quarters, subject to various adjustments stated in the senior loan agreement. These margins are adjusted both quarterly and each time we borrow under the credit facility. Interest is payable monthly. A commitment fee of 0.165% is payable on the unused portion of the credit facility. Borrowings under the credit facility are secured by 100% of the stock of certain of our U.S. subsidiaries and by 65% of the stock of certain of our foreign subsidiaries, amounting to net assets of approximately $87.5 million as of February 15, 2008.

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

        As of February 15, 2008, we were in compliance with our covenants under the senior credit agreement.

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

        In June 2007, we announced that our Board of Directors authorized a share repurchase program of up to a total of 1,500,000 shares of our common stock. We will finance the repurchase program with available cash and cash from future operations. We may repurchase shares in open market purchases or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. Through the first quarter of fiscal 2008, we have repurchased 915,235 shares under this plan for approximately $43.5 million. We expect to continue to repurchase shares under the share repurchase program.

        On March 20, 2008, we announced the following initiatives expected to be substantially completed during the second quarter of fiscal 2008:

  •
  We are in the process of divesting or shutting down the majority of our Australian and New Zealand-based operations. As part of the divestiture, on March 24, 2008, we completed the sale of certain business assets associated with our Australian competition practice for approximately $2.4 million, subject to certain adjustments.

    We expect that the divestiture and shutting down of our Australian and New Zealand-based operations will result in an estimated charge to operating income of approximately $3 million in the second quarter of fiscal 2008. Of the estimated $3 million charge, we expect that approximately $2 million will be attributable to the write-off of intangible and other assets, approximately $0.8 million will be attributable to employee separation costs, and approximately $0.2 million will be attributable to miscellaneous other costs. Future cash expenditures will be approximately $0.7 million of the total $3 million charge.

  •
  We plan to close offices in Palo Alto, California and London, England as we consolidate those offices. These offices were consolidated with existing offices, a process that was already underway in London since last year. These office closings are expected to result in an estimated second-quarter fiscal 2008 charge of approximately $4.1 million. Future cash expenditures through fiscal 2014 will be approximately $2.9 million of the total $4.1 million in office closing charges.

  •
  During March 2008, we initiated and completed an employee workforce reduction, which was designed to balance our workforce with market demand. The employee workforce reduction will result in an estimated cost to us of approximately $2 million in employee separation and other compensation costs in the second quarter of fiscal 2008. Future cash expenditures will be approximately $1.4 million of the total $2 million in employee separation and other compensation costs.

        Contingencies.    In connection with the acquisitions we completed in fiscal 2006 and fiscal 2005, we agreed to pay additional consideration, for up to five years following the transactions, if specific performance targets are met. These payments are generally required to be made in cash, and in some cases are to be paid in shares of our common stock. We believe that we will have sufficient funds to satisfy any additional obligations related to the contingent consideration. We expect to fund these contingent cash payments, if any, from existing cash resources, cash generated from operations, or financing transactions.

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

        The majority of our operations are based in the U.S., and accordingly, the majority of our transactions are denominated in U.S. dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of foreign currencies. Our primary foreign currency exposures relate to our short-term intercompany balances with our foreign subsidiaries and accounts receivable and cash valued in the United Kingdom in U.S. dollars. Our primary foreign subsidiaries have functional currencies denominated in the British pound, Australian dollar, and Euro, and foreign denominated assets and liabilities are remeasured each reporting period with any exchange gains and losses recorded in our consolidated statements of operations. We manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies. Based on currency exposures existing at February 15, 2008, a hypothetical 10% movement in foreign exchange rates would not expose us to significant gains or losses in earnings or cash flows. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies and the Euro and the British pound. In addition, we may use derivative instruments to manage the risk of exchange rate fluctuations. However, at February 15, 2008, we had no outstanding derivative instruments. We do not use derivative instruments for trading or speculative purposes.

Interest Rate Risk

        We maintain an investment portfolio consisting mainly of investment grade money market funds, corporate obligations and government obligations with a weighted average maturity of less than one year. These held-to-maturity securities are subject to interest rate risk. However, a hypothetical change in the interest rate of 10% would not have a material impact to the fair values of these securities at February 15, 2008 primarily due to their short maturity and our intent to hold the securities to maturity. There have been no significant changes since November 24, 2007.

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

Evaluation of Changes in Internal Control over Financial Reporting

        Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we have determined that, during the first quarter of fiscal 2008, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to affect, materially our internal control over financial reporting.

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

        None.

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

        We do not have non-compete agreements with the majority of our employee consultants, and they can terminate their relationships with us at will and without notice. The non-competition and non-solicitation agreements that we have with some of our employee consultants offer us only limited protection and may not be enforceable in every jurisdiction. In the event that employees leave, such clients may decide that they prefer to continue working with the employee rather than with us. In the event an employee departs and acts in a way that we believe violates their non-competition or non-solicitation agreement, we will consider any legal remedies we may have against such person on a case-by-case basis. We may decide that preserving cooperation and a professional relationship with the former employee or client, or other concerns, outweigh the benefits of any possible legal recovery.

Our failure to manage growth successfully could adversely affect our revenues and results of operations

        Any failure on our part to manage growth successfully could adversely affect our revenues and results of operations. Over the last several years, we have continued to open offices in new geographic areas, including foreign locations, and to expand our employee base as a result of internal growth and acquisitions, including our recent acquisitions of The Ballentine Barbera Group, LLC, Economics of Competition and Litigation Limited, and Lee & Allen Consulting Limited. We expect that this trend will continue over the long term. Opening and managing new offices often requires extensive management supervision and increases our overall selling, general, and administrative expenses. Expansion creates new and increased management, consulting, and training responsibilities for our employee consultants. Expansion also increases the demands on our internal systems, procedures, and controls, and on our managerial, administrative, financial, marketing, and other resources. We depend heavily upon the managerial, operational, and administrative skills of our executive officers, to manage our expansion. New responsibilities and demands may adversely affect the overall quality of our work.

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

  •
  difficulties in maintaining world-wide utilization levels;

  •
  lower margins;

  •
  currency fluctuations that adversely affect our financial position and operating results;

  •
  unexpected changes in trading policies, regulatory requirements, tariffs, and other barriers;

  •
  different practices in collecting accounts receivable;

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

        We conduct a growing portion of our business in the Middle East. At times, the ongoing terrorist activity and military and other conflicts in the region have significantly interrupted our business operations in that region and have slowed the flow of new opportunities and proposals, which can ultimately affect our revenues and results of operations.

        If our international revenues continue to increase relative to our total revenues, these factors could have a more pronounced effect on our operating results.

Our entry into new lines of business could adversely affect our results of operations

        If we attempt to develop new practice areas or lines of business outside our core economic, financial, and management consulting services, those efforts could harm our results of operations. Our efforts in new practice areas or new lines of business involve inherent risks, including risks associated with inexperience and competition from mature participants in the markets we enter. Our inexperience in these new practice areas or lines of business may result in costly decisions that could harm our business.

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

  •
  employee hiring;

  •
  the extent of revenue realization or cost overruns;

  •
  fluctuations related to our investment in NeuCo, Inc., including charges for other-than-temporary declines in the fair value of our investment in NeuCo;

  •
  fluctuations in our provision for income taxes due to changes in income arising in various tax jurisdictions, valuation allowances, non-deductible expenses, and changes in estimates of our uncertain tax positions;

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

Regulatory and legislative changes, and market conditions affecting our clients, practice areas, competitors, or staff could have an impact on our business

        Many of our clients are in highly regulated industries. Regulatory and legislative changes in these industries could impact the market for our service offerings and could render our current service offerings obsolete, reduce the demand for our services, or impact the competition for consulting and expert services. For example, potential changes in the patent laws could have a significant impact on our intellectual property practice. Similarly, overall market conditions in the industries we service could also impact the market for our services. A number of factors outside of our control include the availability of credit, the costs and terms of borrowing, merger and acquisition activity, and general economic factors and business conditions. We are not able to predict the positive or negative effects that future events or changes to the U.S. or international business environment could have on our operations.

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

Our reported earnings per share may be more volatile because of the accounting standards, rules, and regulations as they relate to our convertible senior subordinated debentures

        Holders of our 2.875% convertible senior subordinated debentures due 2034 may convert the debentures only under certain circumstances, including certain stock price-related conversion contingencies. As further described in Note 7 of our Notes to Condensed Consolidated Financial Statements, we determine the effect of the debentures on earnings per share under the treasury stock method of accounting. The treasury stock method of accounting allows us to report dilution only when our average stock price per share for the reporting period exceeds the $40 conversion price and only to the extent of the additional shares we may be required to issue in the event our conversion obligation exceeds the principal amount of the debentures converted. Accordingly, volatility in our stock price could cause volatility in our reported diluted earnings per share.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        (a)   Not applicable.

        (b)   Not applicable.

        (c)   The following table provides information about our repurchases of shares of our common stock during the twelve weeks ended February 15, 2008. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the quarter into three equal periods of four weeks.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
November 25, 2007, to December 21, 2007	—		—		—	584,765
December 22, 2007, to January 18, 2008	—		—		—	584,765
January 19, 2008, to February 15, 2008	5,273	(3)	$37.24	(3)	—	584,765

(1)
We are a party to a stock restriction agreement with certain shareholders under which we have specified rights to repurchase shares of common stock held by them, as described in more detail in our proxy statement for our 2008 annual meeting of shareholders under the heading "Transactions with Related Parties—Stock restriction agreement."

(2)
On June 14, 2007, we issued a press release announcing that our board of directors has approved the repurchase from time to time of up to 1,500,000 shares of our common stock, of which 915,235 shares of common stock were purchased in prior quarters and 584,765 shares of our common stock remain available for purchase. During the period covered by this report, we did not purchased any shares authorized under this plan.

(3)
During the indicated period we accepted 5,273 shares of our common stock as a tax withholding from certain of our employees, in connection with the vesting of restricted shares that occurred during the indicated period, pursuant to the terms of our 2006 equity incentive plan.

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

CRA INTERNATIONAL, INC.
Date: March 26, 2008	By:	/s/ JAMES C. BURROWS James C. Burrows President, Chief Executive Officer
Date: March 26, 2008	By:	/s/ WAYNE D. MACKIE Wayne D. Mackie Executive Vice President, Treasurer, Chief Financial Officer

EXHIBIT INDEX

Item No.	Description
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1	Section 1350 certification