Form 10-Q
period 2008-05-09
CRA INTERNATIONAL, INC.
filed 2008-06-18
CIK 1053706

Use these links to rapidly review the document
INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 9, 2008
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at June 16, 2008
Common Stock, no par value per share	10,678,836 shares

CRA International, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

CRA International, Inc.

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)

	Twelve Weeks Ended		Twenty-four Weeks Ended
	May 9, 2008	May 11, 2007	May 9, 2008	May 11, 2007
Revenues	$93,843	$88,315	$179,966	$171,637
Costs of services	64,152	56,199	120,492	107,889

Gross profit	29,691	32,116	59,474	63,748
Selling, general and administrative expenses	28,780	23,216	52,739	43,233

Income from operations	911	8,900	6,735	20,515
Interest income	661	1,369	1,851	2,947
Interest expense	(740)	(787)	(1,480)	(1,525)
Other income (expense)	151	1	270	(228)

Income before provision for income taxes and equity method investment gain (loss)	983	9,483	7,376	21,709
Provision for income taxes	(1,408)	(2,606)	(4,656)	(7,660)

Income (loss) before equity method investment gain (loss)	(425)	6,877	2,720	14,049
Equity method investment gain (loss), net of tax	(87)	(225)	(95)	(332)

Net income (loss)	$(512)	$6,652	$2,625	$13,717

Net income (loss) per share:
Basic	$(0.05)	$0.58	$0.25	$1.19

Diluted	$(0.05)	$0.53	$0.24	$1.09

Weighted average number of shares outstanding:
Basic	10,637	11,527	10,703	11,518

Diluted	10,637	12,547	11,122	12,570

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except share data)

	May 9, 2008	November 24, 2007
Assets
Current assets:
Cash and cash equivalents	$93,862	$100,516
Accounts receivable, net of allowances of $11,480 in 2008 and $10,573 in 2007	70,439	87,509
Unbilled services	40,682	43,445
Prepaid expenses and other assets	16,515	5,885
Deferred income taxes	14,700	11,039

Total current assets	236,198	248,394
Property and equipment, net	24,987	27,932
Goodwill	160,530	152,216
Intangible assets, net of accumulated amortization of $6,648 in 2008 and $6,681 in 2007	5,394	7,046
Deferred income taxes, net of current portion	—	1,196
Other assets	13,593	17,137

Total assets	$440,702	$453,921

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$14,590	$14,693
Accrued expenses	62,993	79,915
Deferred revenue and other liabilities	5,234	2,797
Current portion of deferred compensation	1,231	1,278
Deferred income taxes	75	79

Total current liabilities	84,123	98,762
Convertible debentures payable, net of current portion	90,000	90,000
Deferred rent and other non-current liabilities	9,648	7,631
Deferred compensation and other non-current liabilities	2,819	3,780
Taxes payable, net of current portion	1,157	—
Deferred income taxes, net of current portion	9,337	2,666
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 10,489,713 and 10,763,942 shares issued and outstanding in 2008 and 2007, respectively	83,937	92,012
Receivables from employees	(1,935)	(2,047)
Retained earnings	152,262	149,637
Foreign currency translation	9,354	11,480

Total shareholders' equity	243,618	251,082

Total liabilities and shareholders' equity	$440,702	$453,921

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Twenty-four Weeks Ended
	May 9, 2008	May 11, 2007
Operating activities:
Net income	$2,625	$13,717
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,569	4,568
Loss on disposal of property and equipment	2,075	47
Deferred rent	2,175	(390)
Share-based compensation expenses	3,107	2,370
Excess tax benefits from share-based compensation	(72)	(1,534)
Deferred income taxes	4,352	7,334
Write down of goodwill and intangible assets	1,380	—
Equity in losses of NeuCo	95	332
Changes in operating assets and liabilities, exclusive of acquisitions:
Accounts receivable	14,987	701
Unbilled services	1,862	(1,892)
Prepaid expenses and other assets	(7,410)	(5,625)
Accounts payable, accrued expenses, and other liabilities	(22,828)	(26,910)

Net cash provided by (used in) operating activities	6,917	(7,282)
Investing activities:
Purchase of property and equipment	(3,685)	(1,385)
Proceeds from Australia divestiture	452	—
Return on investment in NeuCo	1,765	—
Additional consideration relating to acquisitions	(1,209)	(3,186)

Net cash used in investing activities	(2,677)	(4,571)
Financing activities:
Excess tax benefits from share-based compensation	72	1,534
Tax withholding payments reimbursed by restricted shares	(593)	(349)
Issuance of common stock upon exercise of stock options	1,060	6,385
Repurchase of common stock	(11,772)	(13,211)
Collection of notes receivable from shareholders	105	8

Net cash used in financing activities	(11,128)	(5,633)
Effect of foreign exchange rates on cash and cash equivalents	234	(171)

Net decrease in cash and cash equivalents	(6,654)	(17,657)
Cash and cash equivalents at beginning of period	100,516	131,570

Cash and cash equivalents at end of period	$93,862	$113,913

Supplemental cash flow information:
Cash paid for income taxes	$8,462	$3,323

Cash paid for interest	$1,384	$1,403

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statement of Shareholders' Equity (unaudited)

(In thousands, except share data)

	Common Stock
	Shares Issued	Amount	Receivables from Shareholders	Retained Earnings	Foreign Currency Translation	Total Shareholders' Equity
BALANCE AT NOVEMBER 24, 2007	10,763,942	$92,012	$(2,047)	$149,637	$11,480	$251,082
Net income	—	—	—	2,625	—	2,625
Foreign currency translation adjustment	—	—	—	—	(2,126)	(2,126)

Comprehensive income	—	—	—	—	—	499
Exercise of stock options	57,063	1,060	—	—	—	1,060
Share-based compensation expense for employees	—	3,112	—	—	—	3,112
Restricted share vesting	53,325	—	—	—	—	—
Repurchase of vested employee restricted shares for tax withholding	(15,570)	(595)	—	—	—	(595)
Tax benefit on stock option exercises and restricted share vesting	—	125	—	—	—	125
Notes Receivable issued to shareholder	—	—	(19)	—	—	(19)
Payments received on notes receivable from shareholders	—	—	131	—	—	131
Shares repurchased	(369,047)	(11,772)	—	—	—	(11,772)
Share-based compensation expense for non-employees	—	(5)	—	—	—	(5)

BALANCE AT MAY 9, 2008	10,489,713	$83,937	$(1,935)	$152,262	$9,354	$243,618

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

2.    Unaudited Interim Consolidated Financial Statements and Estimates

        The condensed consolidated statements of operations for the twelve and twenty-four weeks ended May 9, 2008, and May 11, 2007, the condensed consolidated balance sheet as of May 9, 2008, the condensed consolidated statements of cash flows for the twenty-four weeks ended May 9, 2008, and May 11, 2007, and the condensed consolidated statement of shareholders' equity for the twenty-four weeks ended May 9, 2008, are unaudited. The November 24, 2007 consolidated balance sheet is derived from CRA's audited consolidated financial statements included in its Annual Report on Form 10-K as of that date. In the opinion of management, these statements include all adjustments necessary for a fair presentation of CRA's consolidated financial position, results of operations, and cash flows.

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make significant estimates and judgments that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates in these consolidated financial statements include, but are not limited to, accounts receivable allowances, revenue recognition on fixed price contracts, depreciation of property and equipment, share-based compensation, valuation of acquired intangible assets, impairment of long lived assets, including goodwill, accrued and deferred income taxes, valuation allowances on deferred tax assets, and accrued bonuses, accrued exit costs, and other accrued expenses. These items are monitored and analyzed by the Company for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. CRA bases its estimates on historical experience and various other assumptions that CRA believes to be reasonable under the circumstances. Actual results may differ from those estimates if CRA's assumptions based on past experience or other assumptions do not turn out to be substantially accurate.

3.    Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts have been eliminated.

        In addition, the consolidated financial statements include the Company's equity investment in NeuCo, Inc. ("NeuCo"). The equity method of accounting is used for investments in which CRA has the ability to exercise significant influence but does not have effective control. Under this method, the investment, originally recorded at cost and adjusted to reflect CRA's share of changes in NeuCo's capital, is further adjusted to recognize the Company's share of net earnings or losses of NeuCo as they occur rather than as dividends or other distributions are received. CRA's share of net earnings or loss in NeuCo would also include any other-than-temporary declines in fair value recognized during the period, if any. Changes in CRA's proportionate share of the underlying equity of NeuCo, which result

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3.    Principles of Consolidation (Continued)

from the issuance of additional equity securities by NeuCo, are recognized as increases or decreases in shareholders' equity, net of any related tax effects.

        The Company records its equity in the income or losses of NeuCo and reports such amounts in "equity method investment gain (loss), net of tax" in the accompanying condensed consolidated statements of operations. During the first quarter of fiscal 2007, NeuCo changed its interim reporting schedule to a calendar month end, but its fiscal year end will remain the last Saturday in November. The first three fiscal quarters of CRA's fiscal year could include up to a three-week reporting lag between CRA's quarter end and the most recent financial statements available from NeuCo. CRA does not believe the reporting lag will have a significant impact on CRA's consolidated statements of operations or financial condition. For the twelve and twenty-four weeks ended May 9, 2008 the Company's equity in the losses of NeuCo totaled $87,000 and $95,000, respectively, which are net of a tax benefit of $61,000 and $67,000, respectively. At May 9, 2008, the carrying value of the Company's equity investment in NeuCo was $1.9 million and is reported in other non-current assets.

        In December 2007, NeuCo declared a cash dividend for its stockholders in the amount of $0.29 per NeuCo share. As a result, the Company received $1.8 million in cash from NeuCo in January 2008. CRA accounted for the cash receipt as a reduction of the carrying value of its investment in NeuCo in the first quarter ended February 15, 2008.

4.    Reclassifications

        Certain amounts in the prior periods' condensed consolidated statements of cash flows presented have been reclassified to conform to the current year's presentation. For the twenty-four weeks ending May 11, 2007, certain restricted share expenses have been reclassified from "accounts payable, accrued expenses, and other liabilities" to "tax withholding payments reimbursed by restricted shares".

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

(Unaudited)

6.    Revenue Recognition (Continued)

with U.S. GAAP. In these cases, these amounts are fully reserved until all criteria for recognizing revenue are met. Most of CRA's revenue is derived from time-and-materials service contracts. Revenues from time-and-materials service contracts are recognized as services are provided based upon hours worked and contractually agreed-upon hourly rates, as well as a computer services fee based upon hours worked. Revenues from fixed-price engagements are recognized on a proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. CRA derived 7.5% and 7.4% of revenues from fixed-price engagements in the twelve and twenty-four weeks ended May 9, 2008, respectively. CRA derived 5.3% and 5.1% of revenues from fixed-price engagements in the twelve and twenty-four weeks ended May 11, 2007, respectively. Project costs are based on the direct salary of the consultants on the engagement plus all direct expenses incurred to complete the engagement that are not reimbursed by the client. The proportional performance method is used since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and terms set forth in the contract, and are indicative of the level of benefit provided to CRA's clients. The fixed-price contracts generally include a termination provision that converts the agreement to a time-and-materials contract in the event of termination of the contract. There are no costs that are deferred and amortized over the contract term. CRA's management maintains contact with project managers to discuss the status of the projects and, for fixed-price engagements, management is updated on the budgeted costs and resources required to complete the project. These budgets are then used to calculate revenue recognition and to estimate the anticipated operations or loss on the project. In the past, CRA has occasionally been required to commit unanticipated additional resources to complete projects, which have resulted in lower than anticipated income or losses on those contracts. CRA may experience similar situations in the future. Provisions for estimated losses on contracts are made during the period in which such losses become probable and can be reasonably estimated. To date, such losses have not been significant.

        Revenues also include reimbursements, or expenses billed to clients, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. These reimbursable expenses are as follows (in thousands):

	Twelve Weeks Ended		Twenty-four Weeks Ended
	May 9, 2008	May 11, 2007	May 9, 2008	May 11, 2007
Reimbursable expenses billed to clients	$12,284	$10,988	$24,753	$19,825

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

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6.    Revenue Recognition (Continued)

        CRA collects goods and services and value added taxes from customers and records these amounts on a net basis, which is within the scope of Emerging Issues Task Force of the Financial Accounting Standards Board (the "EITF") Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement".

7.    Goodwill

        The changes in the carrying amount of goodwill during the twenty-four weeks ended May 9, 2008, are as follows (in thousands):

Balance at November 24, 2007	$152,216
Goodwill adjustments related to BBG, Lee & Allen and ECL acquisitions and Australia sale	9,986
Effect of foreign currency translation	(1,672)

Balance at May 9, 2008	$160,530

        The goodwill adjustments for the twenty-four weeks ending May 9, 2008 include the following (in thousands):

Additional purchase price recorded for earnouts	$11,191
Reduction of accrued expenses	(262)
Reduction of goodwill related to Australia divestiture	(943)

$9,986

        The purchase agreements for the acquisitions completed in fiscal 2006 and fiscal 2005 provide for additional purchase consideration for up to five years following the transactions, if specific performance targets are met. These earnouts are payable in cash and/or CRA common stock. During the twenty-four weeks ended May 9, 2008, CRA recorded $11.2 million in estimated additional purchase consideration related to these acquisitions, which will be adjusted when the final amounts are agreed to during the third quarter of fiscal 2008. During fiscal 2007, CRA recorded $1.2 million in promissory notes related to these acquisitions, which were paid in the first quarter of fiscal 2008. Any additional payments related to these contingencies will be accounted for as additional goodwill.

        On March 24, 2008, the Company sold the majority of its Australian-based operations. The amount of goodwill allocated to the sale was approximately $0.9 million, which along with other certain business assets and certain liabilities associated with the Company's Australian competition practice was sold for approximately $1.9 million and a loss of $0.5 million was realized. The Company was paid $0.5 million at closing and $1.4 million will be paid in three equal installments during the third and fourth quarters of fiscal 2008. The Company also assessed its intangible assets for impairment and recorded expenses of $0.9 million for the write-off of intangible assets during the second quarter of fiscal 2008.

8.    Private Placement of Convertible Debt

        In 2004, CRA completed a private placement of $90.0 million of 2.875% convertible senior subordinated debentures due 2034. The debentures are CRA's direct, unsecured senior subordinated obligations and rank junior in right of payment to CRA's existing bank line of credit and any future

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8.    Private Placement of Convertible Debt (Continued)

secured indebtedness that CRA may designate as senior indebtedness. Pursuant to the terms of the indenture governing the debentures, since the closing stock price did not equal or exceed the $50 per share contingent conversion trigger price for 20 out of 30 consecutive trading days ended on May 9, 2008, the market price conversion trigger was not satisfied and holders of the debentures are not able to exercise their right to convert the bonds during the third quarter of fiscal 2008. This test is repeated each fiscal quarter. To date, no conversions have occurred.

        The Company has a $90.0 million line of credit with its bank to mitigate the potential liquidity risk, and to provide funding if required, in the event of conversion by the debenture holders. CRA believes that in the event the contingent conversion trigger price is met, it is unlikely that a significant percentage of bondholders will exercise their right to convert because the debentures have traded at a premium over their conversion value. Since holders of the debentures are not able to exercise their right to convert the bonds as of May 9, 2008, CRA has classified the $90.0 million convertible debt as long-term debt as of May 9, 2008 in the accompanying condensed consolidated balance sheet. The maturity date on the line of credit is April 30, 2010. It is CRA's intention to renew or replace the line of credit upon expiration, as desirable and available, which would allow CRA to continue to classify the convertible debentures as long-term debt, rather than short-term in future periods. In addition, the line of credit gives CRA additional flexibility to meet any unforeseen financial requirements.

        The contingent interest feature included in the debenture represents an embedded derivative under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") that must be recorded at fair value as of May 9, 2008. The Company has determined that the fair value of the contingent interest feature is de minimis as of May 9, 2008, based upon economic, market and other conditions in effect as of that date. There are no other embedded derivatives associated with the Company's convertible debentures that are accounted for separately in accordance with FAS 133.

        The Company has agreed with the debenture holders to reserve the maximum number of shares of common stock that may be issued upon conversion of the debentures.

9.    Net Income per Share

        Basic net income per share represents net income divided by the weighted average number of shares of common stock outstanding during the period. Weighted average shares used in diluted earnings per share include common stock equivalents arising from stock options, unvested restricted shares, and shares underlying CRA's debentures using the treasury stock method. Under the treasury stock method, the amount the Company will receive for the share awards, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9.    Net Income per Share (Continued)

used to repurchase shares at the average share price for each fiscal period. A reconciliation of basic to diluted weighted average shares of common stock outstanding is as follows (in thousands):

	Twelve Weeks Ended		Twenty-four Weeks Ended
	May 9, 2008	May 11, 2007	May 9, 2008	May 11, 2007
Basic weighted average shares outstanding	10,637	11,527	10,703	11,518
Common stock equivalents:
Stock options and restricted shares	—	504	292	531
Shares underlying the debentures	—	516	127	521

Diluted weighted average shares outstanding	10,637	12,547	11,122	12,570

        All common stock equivalents were excluded from the calculation of diluted weighted average shares outstanding for the twelve weeks ending May 9, 2008 because they are anti-dilutive. Dilutive common stock equivalents were included in the calculation of diluted weighted average shares outstanding for the twenty-four weeks ending May 9, 2008. For the twelve weeks ended May 9, 2008, the anti-dilutive share-based awards were 873,264, which include approximately 212,000 common stock equivalents that were anti-dilutive because the Company had a net loss. For the twelve weeks ended May 11, 2007, the anti-dilutive share-based awards were 315,956. For the twenty-four weeks ended May 9, 2008 and May 11, 2007, the anti-dilutive share-based awards were 511,029 and 312,705, respectively. These share-based awards could be dilutive in the future if, and to the extent that, the number of assumed buyback shares under the treasury stock method is less than the shares assumed issued.

        During the twelve and twenty-four weeks ended May 9, 2008, CRA granted restricted share and restricted share unit awards representing 14,759 and 211,482 shares, respectively, of its common stock that were not vested as of May 9, 2008. During each of the twelve and twenty four weeks ended May 9, 2008, CRA granted 11,000 stock options.

        Under EITF No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share" and EITF 90-19, "Convertible Bonds with Issuer Option to Settle for Cash upon Conversion", because of CRA's obligation to settle the par value of the convertible debentures in cash, the Company is not required to include any shares underlying the convertible debentures in its diluted weighted average shares outstanding until the average stock price per share for the quarter exceeds the $40 conversion price and only to the extent of the additional shares CRA may be required to issue in the event CRA's conversion obligation exceeds the principal amount of the debentures converted. At such time, only the number of shares that would be issuable (under the "treasury" method of accounting for share dilution) are included, which is based upon the amount by which the average stock price exceeds the conversion price. Included in the diluted weighted average shares outstanding for the twenty-four weeks ended May 9, 2008 were 127,000 shares underlying the debentures because the average stock price for the twelve weeks ended February 15, 2008 was $52.50. The average stock price for the twenty-four weeks ended May 9, 2008 was $39.20 per share. The average stock price for the twelve and twenty-four weeks ended May 11, 2007 was $51.91 and $52.05 per share; therefore, 516,000 and 521,000

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9.    Net Income per Share (Continued)

shares underlying the debentures were included in the diluted weighted average shares outstanding for the twelve and twenty-four weeks ended May 11, 2007, respectively.

        Basic weighted average shares outstanding for the twelve and twenty-four weeks ended May 9, 2008 decreased compared to the comparable periods in fiscal 2007, primarily as a result of the repurchase of 1,284,282 shares by CRA under the share repurchase program during the second and third quarters of fiscal 2007 and the second quarter of fiscal 2008, partially offset by stock issued due to stock option exercises.

        As part of the earnout provisions included in the acquisition agreements for acquisitions CRA completed in fiscal 2006 and fiscal 2005, CRA may settle a portion of its obligations through the issuance of its common stock. Issuance of these shares is contingent upon certain provisions of the acquisition agreements. All shares for which the necessary conditions underlying the earnout provisions have been met as of May 9, 2008 are included in basic and diluted weighted average shares outstanding as of the point in time that the shares were issued.

10.    Equity Plan Amendment

        CRA maintains share-based compensation plans that use restricted stock, stock options and an employee stock purchase plan to provide incentives to its directors, employees and independent contractors. At CRA's annual meeting of shareholders held on April 21, 2006, its shareholders approved the 2006 Equity Incentive Plan (the "2006 Incentive Plan"). The 2006 Incentive Plan authorizes the grant of a variety of incentive and performance awards to its directors, employees and independent contractors, including incentive stock options, nonqualified stock options, restricted stock awards, restricted stock unit awards, performance awards and other share-based awards. At CRA's annual meeting of shareholders held on April 17, 2008, its shareholders approved the Amended and Restated 2006 Equity Incentive Plan, which amended the 2006 Incentive Plan. The amendment increased the maximum number of shares of common stock issuable by 210,000 to 1,368,333 shares, which includes 658,333 shares that remained available for future awards under the Company's 1998 Incentive and Nonqualified Stock Option Plan (the "1998 Plan") as of April 21, 2006. This amount may be increased by up to 341,667 shares to the extent that any stock options that have been issued under the 1998 Plan are forfeited or terminated after April 21, 2006. As of May 9, 2008, 489,539 shares of common stock and options to purchase 87,500 shares of common stock have been issued under the 2006 Incentive Plan, and 650,389 shares of common stock remain available for future issuance under the 2006 Incentive Plan. The grant of restricted share and unit awards through March 12, 2008 counted as the grant of 1.8 shares of common stock available under the plan for each share of common stock subject to the award. The grant of restricted share and unit awards on or after March 12, 2008 counts as the grant of 2.2 shares of common stock available under the plan for each share of common stock subject to the award. This ratio was amended from 1.8 to 2.2 shares of common stock as part of the amendment and restatement of the 2006 Incentive Plan at CRA's annual meeting of shareholders held on April 17, 2008.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

11.    Comprehensive Income

        Comprehensive income represents net income reported in the accompanying condensed consolidated statements of income adjusted for changes in CRA's foreign currency translation account. A reconciliation of comprehensive income is as follows (in thousands):

	Twenty-four Weeks Ended
	May 9, 2008	May 11, 2007
Net income	$2,625	$13,717
Change in foreign currency translation	(2,126)	2,431

Comprehensive income	$499	$16,148

12.    Income Taxes

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

        The amount of unrecognized tax benefits at May 9, 2008 recorded in other non-current liabilities is $1.2 million, none of which would impact the effective tax rate if recognized. CRA includes accrued interest and penalties, if any, related to uncertain tax positions in income tax expense.

        The Company operates in multiple taxing jurisdictions, both within the U.S. and outside of the U.S., and is subject to audit. As of May 9, 2008, fiscal 2004 through and including fiscal 2007 remain open to examination. The Company is not currently under examination by the Internal Revenue Service.

13.    Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of SFAS 157, guidance for applying fair value was incorporated in several accounting pronouncements. SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about fair value measurements. While SFAS 157 does not add any new fair value measurements, it does change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. CRA adopted SFAS 157 in the first quarter of fiscal 2008 and the adoption of SFAS 157 did not have a material impact on its consolidated statement of operations or financial condition.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

13.    Accounting Pronouncements (Continued)

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

        In December 2007, the FASB issued SFAS No. 141R, "Business Combinations". SFAS 141R requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. SFAS 141R also requires additional disclosure of information surrounding a business combination, such that users of the entity's financial statements can fully understand the nature and financial impact of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is CRA's fiscal 2010. An entity may not apply it before that date. The Company is evaluating the impact, if any, that SFAS 141R will have on its consolidated statements of operations and financial condition.

        In May 2008, the FASB issued Staff Position No. Accounting Principles Board Opinion 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)," ("FSP No. APB 14-1"), which changes the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. FSP No. APB 14-1 will require the Company to recognize non-cash interest expense on its $90.0 million convertible senior subordinated debentures based on the market rate for similar debt instruments without the conversion feature. FSP No. APB 14-1 is effective for fiscal years beginning on or after December 15, 2008, which is CRA's fiscal 2010, and must be applied on a retrospective basis. The Company is currently evaluating the impact that FSP No. APB 14-1 will have on its consolidated statements of operations and financial condition.

14.    Commitments & Contingencies

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

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

15.    Accrued Expenses

        Accrued expenses consist of the following (in thousands):

	May 9, 2008	November 24, 2007
Compensation and related expenses	$43,590	$69,015
Acquisition consideration payable	11,191	1,238
Income taxes payable, current	1,863	3,080
Accrued interest	1,043	1,170
Other	5,306	5,412

Total	$62,993	$79,915

16.    Restructuring Charges

        During the second quarter of fiscal 2008, the Company completed a series of initiatives designed to reduce its operating expenses and improve its utilization rate. Among these initiatives are the following:

  •
  The Company divested the majority of its Australian and New Zealand-based operations. The divestiture of these operations resulted in charges to operating income of $2.0 million.

  •
  The Company consolidated offices in Palo Alto, California and London, England with existing offices. The Company recorded an expense for the difference between its future lease payments and related costs from the date of closure through the end of the remaining lease term, net of expected future sublease rental income. This estimated expense required management to make assumptions regarding the estimate of the duration of future vacancy periods, the amount and timing of future settlement payments, and the amount and timing of potential sublease rental income. These office closings resulted in charges of $4.6 million during the twelve weeks ending May 9, 2008 that are included in selling, general and administrative expenses.

  •
  The Company completed an employee workforce reduction, which was designed to better align its workforce with market demand. During the twelve weeks ending May 9, 2008, the Company recorded $2.2 million in employee separation costs, of which $1.8 million is included in cost of sales and $0.4 million is included in selling, general and administrative expenses. During the twenty-four weeks ending May 9, 2008, the Company recorded $2.8 million in employee separation costs, of which $2.4 million is included in cost of sales and $0.4 million is included in selling, general and administrative expenses.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        Except for historical facts, the statements in this quarterly report are forward-looking statements. Forward-looking statements are merely our current predictions of future events. These statements are inherently uncertain, and actual events could differ materially from our predictions. Important factors that could cause actual events to vary from our predictions include those discussed below under the heading "Risk Factors". We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described in this quarterly report and in the other documents that we file with the Securities and Exchange Commission, or SEC. You can read these documents at www.sec.gov.

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

Critical Accounting Policies

        The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates in these condensed consolidated financial statements include, but are not limited to, accounts receivable allowances, revenue recognition on fixed price contracts, share-based compensation, valuation of acquired intangible assets, impairment of long lived assets, including goodwill, accrued and deferred income taxes, valuation allowances on deferred tax assets, and accrued bonuses, accrued exit costs, and other accrued expenses. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if our assumptions based on past experience or our other assumptions do not turn out to be substantially accurate.

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

        Revenues also include reimbursements, or expenses billed to clients, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. These reimbursable expenses are as follows (in thousands):

	Twelve Weeks Ended		Twenty-four Weeks Ended
	May 9, 2008	May 11, 2007	May 9, 2008	May 11, 2007
Reimbursable expenses billed to clients	$12,284	$10,988	$24,753	$19,825

        Our normal payment terms are 30 days from the invoice date. For the twelve weeks ended May 9, 2008, and May 11, 2007, our average days sales outstanding, or DSOs, were 96 days and 106 days. We calculate DSOs by dividing the sum of our accounts receivable and unbilled services balance, net of deferred revenue, at the end of the quarter by average daily revenues. Average daily revenues are calculated by dividing quarter revenues by the number of days in a quarter. Our project managers and finance personnel monitor payments from our clients and assess any collection issues. We maintain accounts receivable allowances for estimated losses resulting from clients' failure to make required payments. We base our estimates on our historical collection experience, current trends, and credit policy. In determining these estimates, we examine historical write-offs of our receivables and review client accounts to identify any specific customer collection issues. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. A failure to estimate accurately the accounts receivable allowances and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition, and results of operations. As of May 9, 2008, and November 24, 2007, $11.5 million and $10.6 million were provided for accounts receivable allowances, respectively.

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

        There were no impairment losses related to goodwill or intangible assets in fiscal 2007. In connection with the sale of certain assets in Australia, the second quarter of fiscal 2008 included approximately $1.4 million in charges related to the write-off of goodwill and intangible assets.

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

        Our financial statements contain certain deferred tax assets and liabilities that result from temporary differences between book and tax accounting, as well as net operating loss carryforwards. SFAS No. 109, "Accounting for Income Taxes," requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The decision to record a valuation allowance requires varying degrees of judgment based upon the nature of the item giving rise to the deferred tax asset. As a result of operating losses incurred in certain of our foreign subsidiaries, and uncertainty as to the extent and timing of profitability in future periods, we recorded valuation allowances in certain of these foreign subsidiaries based on the facts and circumstances affecting each subsidiary. Had we not recorded these allowances, we would have reported a lower effective tax rate than was recognized in our statements of income in fiscal 2007 and during the first twenty-four weeks of fiscal 2008. If the realization of deferred tax assets is considered more likely than not, an adjustment to the net deferred tax assets would increase net income in the period such determination was made. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is possible that changes in these estimates could materially affect our financial condition and results of operations.

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

Results of Operations—For the Twelve and Twenty-Four Weeks Ended May 9, 2008, Compared to the Twelve and Twenty-Four Weeks Ended May 11, 2007

        The following table provides operating information as a percentage of revenues for the periods indicated:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	May 9, 2008	May 11, 2007	May 9, 2008	May 11, 2007
Revenues	100.0%	100.0%	100.0%	100.0%
Costs of services	68.4	63.6	67.0	62.9

Gross margin	31.6	36.4	33.0	37.1
Selling, general and administrative expenses	30.7	26.3	29.3	25.2

Income from operations	0.9	10.1	3.7	11.9
Interest income	0.7	1.6	1.0	1.7
Interest expense	(0.8)	(0.9)	(0.8)	(0.9)
Other income (expense)	0.2	—	0.2	(0.1)

Income before provision for income taxes and equity method investment gain (loss)	1.0	10.8	4.1	12.6
Provision for income taxes	(1.5)	(3.0)	(2.6)	(4.4)

Income (loss) before equity method investment gain (loss)	(0.5)	7.8	1.5	8.2
Equity method investment gain (loss), net of tax	—	(0.3)	—	(0.2)

Net income (loss)	(0.5%)	7.5%	1.5%	8.0%

Results of Operations—Twelve Weeks Ended May 9, 2008, Compared to Twelve Weeks Ended May 11, 2007

        Revenues.    Revenues increased $5.5 million, or 6.3%, to $93.8 million for the second quarter of fiscal 2008 from $88.3 million for the second quarter of fiscal 2007. Overall, our revenue growth was due to an increase in revenue from our litigation and applied economics platform, which offset declines in our finance and business consulting platforms. Increased billing rates for our employee consultants, which were in effect at the beginning of the first quarter of fiscal 2008, also contributed to our revenue growth.

        Our litigation and applied economics platform grew more than 20% from the second quarter of fiscal 2007. This increase was driven by a greater demand for our services primarily in our competition and intellectual property practices and the new labor and employment practice. Our competition practice continues to be our largest practice in terms of revenue.

        Revenues from our finance platform decreased by approximately 5% from the second quarter of fiscal 2007 due to a decrease in demand in our forensic practices, which was attributable to our decision to divest certain non-core components of this business and the effect of reducing headcount in underperforming locations.

        Our business consulting platform revenues decreased by more than 10% from the second quarter of fiscal 2007, reflecting declines in our chemicals and petroleum, capital projects, and energy and environment practices, offset by increases in our life sciences, metals, and aerospace and defense practices. Revenues for our chemicals and petroleum practice, which is our largest practice within the business consulting platform, decreased in fiscal 2008 compared to the prior year because we completed several long-running projects in the Middle East during the first quarter of fiscal 2008. We continue to work on replacing projects in the Middle East and revenues in our Europe and Middle East practice recovered significantly from the first quarter of fiscal 2008.

        Overall, revenues outside of the U.S. represented approximately 23% of revenues for the second quarter of fiscal 2008, compared with approximately 28% of revenues for the second quarter of fiscal 2007. Internationally, revenues decreased primarily in our European and Middle Eastern chemicals and petroleum practice because several large, long-running Middle East projects declined more rapidly than expected. In addition, we divested or shut down the majority of our Australian and New Zealand-based operations during the second quarter of fiscal 2008. The divested operations generated approximately $12 million of revenue in fiscal 2007.

        The total number of employee consultants decreased to 682 at the end of the second quarter of fiscal 2008 from 718 at the end of the second quarter of fiscal 2007. The reduction in headcount includes the divestiture of the majority of the Australia and New Zealand-based operations, and the workforce reduction implemented during the quarter that was designed to address underperforming areas. We believe we have now better aligned our resources with current market demand. Utilization was 74% for the second quarter of fiscal 2008 compared with 75% for the second quarter of fiscal 2007. Revenues derived from fixed-price engagements increased to 7.5% of revenues for the second quarter of fiscal 2008 from 5.3% for the second quarter of fiscal 2007.

        Costs of Services.    Costs of services increased $8.0 million, or 14.2%, to $64.2 million for the second quarter of fiscal 2008 from $56.2 million for the second quarter of fiscal 2007. The increase was due mainly to an increase in compensation expense for our employee consultants of $6.7 million, or 14.7%. The increase includes salary increases since the prior year and approximately $2.3 million in employee separation and other compensation costs. During the second quarter of fiscal 2008, we completed an employee workforce reduction, which was designed to better align our workforce with market demand. The reduction is expected to result in an estimated annualized cost savings of approximately $8.3 million, the majority of which will begin to be realized in the third quarter of fiscal 2008 and is primarily related to cost of services. In addition, the accrual for incentive compensation for the second quarter of fiscal 2008 was determined excluding the impact of restructuring charges recorded during the quarter. Also, an additional $1.3 million of incentive bonus was accrued as a retention incentive for key officers. Client reimbursable expenses included in costs of services increased $1.3 million, or 11.8%, to $12.3 million in the second quarter of fiscal 2008 from $11.0 million in the second quarter of fiscal 2007. The increase is due primarily to an increase in services provided by non-employee experts. As a percentage of revenues, costs of services increased to 68.4% for the second quarter of fiscal 2008, from 63.6% for the second quarter of fiscal 2007. Of the 4.7% increase as a percentage of revenues, 4.1% was due to restructuring charges and increased compensation expense and related fringe costs for our employee consultants and 0.6% was due to increased client reimbursable expenses as a percentage of revenues.

        Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses increased by $5.6 million, or 24.0%, to $28.8 million for the second quarter of fiscal 2008 from $23.2 million for the second quarter of fiscal 2007. The increase is mainly due to $6.4 million in charges related to the completion of a series of initiatives designed to reduce our operating expenses and improve our utilization rate. Among these initiatives are the following:

  •
  We divested the majority of our Australian and New Zealand-based operations. The divestiture of these operations resulted in charges to selling, general, and administrative expenses of $1.5 million and was due primarily to losses on the sale of the net assets of these operations and the write-off of intangible assets.

  •
  We consolidated offices in Palo Alto, California and London, England with existing offices. We recorded an expense for the difference between our future lease payments and related costs from the date of closure through the end of the remaining lease term, net of expected future sublease rental income. These office closings resulted in charges of $4.6 million during the twelve weeks ending May 9, 2008 and are included in selling, general and administrative expenses. The estimated annualized cost savings of closing these offices is approximately $2.4 million, the majority of which will begin to be realized in the third quarter of fiscal 2008.

  •
  As discussed above, we completed an employee workforce reduction, which was designed to better align our workforce with market demand. During the twelve weeks ending May 9, 2008, we recorded $0.3 million in employee separation costs in selling, general and administrative expenses. The estimated annualized cost savings of the employee workforce reduction is approximately $8.3 million, the majority of which will begin to be realized in the third quarter of fiscal 2008.

        As discussed in the prior quarter, we initiated a business process improvement review in order to further reduce our selling, general and administrative expenses in a number of areas. Included in this review is an evaluation of our current administrative practices and infrastructure. The objective is to identify opportunities for further cost reductions, including reductions through changes in our travel policies and procurement methods, as well as other adjustments. We have already seen the initial effects of our cost-cutting initiatives in the second quarter of fiscal 2008 as our operating expenses decreased compared to the second quarter of fiscal 2007, after excluding the impact of the charges related to the initiatives noted above.

        As a percentage of revenues, selling, general, and administrative expenses increased to 30.7% for the second quarter of fiscal 2008 from 26.3% for the second quarter of fiscal 2007. The 4.4% increase as a percentage of revenues was primarily due to a 6.8% increase related to the restructuring initiatives noted above, partially offset by a 1.1% decrease in recruiting fees.

        Interest Income.    Interest income decreased by $0.7 million to $0.7 million for the second quarter of fiscal 2008 from $1.4 million for the second quarter of fiscal 2007. This decrease was due to lower cash balances, primarily as a result of our share repurchase program, and lower interest rates.

        Interest Expense.    Interest expense was $0.7 million for the twelve weeks ended May 9, 2008 compared with $0.8 million for the twelve weeks ended May 11, 2007. Interest expense primarily represents interest incurred on our 2.875%, $90.0 million convertible debt, and the amortization of debt issuance costs.

        Other Income (Expense).    Other income increased by $0.2 million to income of $0.2 million for the second quarter of fiscal 2008 from income of $1,000 for the second quarter of fiscal 2007. Other income (expense) consists primarily of foreign currency exchange transaction gains and losses. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies and the Euro and the British pound.

        Provision for Income Taxes.    The provision for income taxes was $1.4 million for the second quarter of fiscal 2008, a decrease of $1.2 million from the second quarter of fiscal 2007. Our effective income tax rate increased to more than 140% for the second quarter of fiscal 2008 from 27.5% for the second quarter of fiscal 2007. The higher effective tax rate during the second quarter of fiscal 2008 was due to losses in foreign locations that resulted in a lower tax benefit or provided no tax benefit, and additional tax associated with the divestiture of our New Zealand operations. The lower effective tax rate during the second quarter of fiscal 2007 was due to the conclusion of an advance pricing agreement we entered into with the Internal Revenue Service on May 11, 2007, in connection with intercompany transfer pricing arrangements beginning in fiscal 2004. As a result of the agreement, we reduced our income tax contingency reserves, resulting in an income tax benefit of $1.8 million.

        Equity Method Investment Gain (Loss), Net of Tax.    We record our share in the income or losses of NeuCo as equity method investment gain (loss) in the statements of income. The equity method investment loss decreased by $0.1 million to $0.1 million for the second quarter of fiscal 2008 from $0.2 million for the second quarter of fiscal 2007.

        Net Income (Loss).    Net income decreased by $7.2 million to a net loss of $0.5 million for the second quarter of fiscal 2008 from net income of $6.7 million for the second quarter of fiscal 2007. The decrease in net income is due primarily to the charges described in detail above related to employee separation, office closures, and the divestiture of the majority of our Australia and New Zealand-based operations. Diluted net income per share decreased to a loss of $0.05 per share for the second quarter of fiscal 2008 from $0.53 per share for the second quarter of fiscal 2007. Diluted weighted average shares outstanding decreased by approximately 1,910,000 shares to approximately 10,637,000 shares for the second quarter of fiscal 2008 from approximately 12,547,000 shares for the second quarter of fiscal 2007. The decrease in diluted weighted average shares outstanding for fiscal 2008 is primarily a result of repurchases of common stock under our share repurchase programs and the exclusion of anti-dilutive common stock equivalents.

Results of Operations—Twenty-four Weeks Ended May 9, 2008 Compared to Twenty-four Weeks Ended May 11, 2007

        Revenues.    Revenues increased $8.3 million, or 4.9%, to $180.0 million for the twenty-four weeks ended May 9, 2008 from $171.6 million for the twenty-four weeks ended May 11, 2007. Overall, our revenue growth was due to an increase in revenue from our litigation and applied economics platform, which offset declines in our finance and business consulting platforms. Increased billing rates for our employee consultants, which were in effect at the beginning of the first quarter of fiscal 2008, also contributed to our revenue growth.

        Our litigation and applied economics platform grew approximately 15% from the twenty-four weeks ended May 11, 2007. This increase was driven by a greater demand for our services primarily in our competition practice and the new labor and employment practice. Our competition practice continues to be our largest practice in terms of revenue.

        Revenues for our finance platform were approximately the same in the twenty-four weeks ended May 9, 2008 and the twenty-four weeks ended May 11, 2007 due to increased activity in sub-prime and credit crisis investigation and litigation work, offset by a decrease in forensic practice revenue. The decrease in forensic practice revenue was attributable to our decision to divest certain non-core components of this business and the effect of reducing headcount in underperforming locations.

        Our business consulting platform revenues decreased by more than 5% from the twenty-four weeks ending May 11, 2007 reflecting declines in our chemicals and petroleum, capital projects, and energy and environment practices, offset by increases in our metals and aerospace and defense practices. Revenues for our chemicals and petroleum practice, which is our largest practice within the business consulting platform, declined in fiscal 2008 compared to the prior year because we completed several long-running projects in the Middle East during the first quarter of fiscal 2008. We continue to work on replacing projects in the Middle East and revenues in our Europe and Middle East practice recovered significantly from the first quarter of fiscal 2008.

        Overall, revenues outside of the U.S. represented approximately 22% of total revenues for the twenty-four weeks ended May 9, 2008, compared with 27% of total revenues for the twenty-four weeks ended May 11, 2007. The decline in revenue in our international offices is primarily due to a decrease in demand in our chemicals and petroleum practice, largely in Europe and the Middle East.

        Utilization was 72% for the twenty-four weeks ended May 9, 2008 compared with 76% for the twenty-four weeks ended May 11, 2007. Revenues derived from fixed-price engagements increased to

7.4% of total revenues for the twenty-four weeks ended May 9, 2008 compared with 5.1% for the twenty-four weeks ended May 11, 2007.

        Costs of Services.    Costs of services increased $12.6 million, or 11.7%, to $120.5 million for the twenty-four weeks ended May 9, 2008 from $107.9 million for the twenty-four weeks ended May 11, 2007. The increase was due mainly to an increase in compensation expense for our employee consultants of $7.7 million or 8.7%. The increase includes salary increases since the prior year and approximately $2.9 million in employee separation and other compensation costs related to the workforce reduction described above. Client reimbursable expenses included in costs of services increased $4.9 million, or 24.9%, to $24.8 million for the twenty-four weeks ended May 9, 2008 from $19.8 million for the twenty-four weeks ended May 11, 2007. As a percentage of revenues, cost of services increased to 67.0% for the twenty-four weeks ended May 9, 2008 from 62.9% for the twenty-four weeks ended May 11, 2007. Of the 4.1% increase as a percentage of revenues, 2.2% was due to an increase in client reimbursable expenses and 1.9% was due primarily to restructuring charges and increased compensation expense and related fringe costs for our employee consultants, which increased at greater rates than revenues.

        Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses increased by $9.5 million, or 22.0%, to $52.7 million for the twenty-four weeks ended May 9, 2008 from $43.2 million for the twenty-four weeks ended May 11, 2007. The increase is largely due to $6.5 million in employee separation costs, office closure cost, and the divestiture of the majority of our Australia and New Zealand-based operations included in selling, general and administrative expenses in the twenty-four weeks ended May 9, 2008. The remaining increase is primarily due to the increases in rent expense of $1.5 million, compensation expense of $0.5 million, and commissions to non-employee experts of $0.6 million. The increase in rent is primarily related to the consolidation of our London offices and the extra space maintained temporarily during this process. The increase in compensation expense is the result of salary increases. As a percentage of revenues, selling, general, and administrative expenses increased to 29.3% for the twenty-four weeks ended May 9, 2008 from 25.2% for the twenty-four weeks ended May 11, 2007. The increase was due primarily to employee separation costs, office closure costs, and the divestiture of the majority of our Australia and New Zealand-based operations and the increase in rent expense as a percentage of revenue.

        Interest Income.    Interest income decreased by $1.1 million to $1.9 million for the twenty-four weeks ended May 9, 2008 from $2.9 million for the twenty-four weeks ended May 11, 2007. This decrease was mainly due to lower cash balances, primarily as a result of our share repurchase program, and lower interest rates.

        Interest Expense.    Interest expense remained flat at $1.5 million for the twenty-four weeks ended May 9, 2008 and May 11, 2007. Interest expense primarily represents interest incurred on our 2.875%, $90 million convertible debt, and the amortization of debt issuance costs.

        Other Income (Expense).    Other income was $270,000 for the twenty-four weeks ended May 9, 2008 versus other expense of $228,000 for the twenty-four weeks ended May 11, 2007. Other income (expense) consists primarily of foreign currency exchange transaction gains and losses. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies and the Euro and the British pound.

        Provision for Income Taxes.    The provision for income taxes was $4.7 million for the twenty-four weeks ended May 9, 2008, a decrease of $3.0 million from the twenty-four weeks ended May 11, 2007. Our effective income tax rate increased to 63.1% for the first twenty-four weeks of fiscal 2008 from 35.3% for the first twenty-four weeks of fiscal 2007. The higher effective tax rate during the first twenty-four weeks of fiscal 2008 was primarily due to losses in foreign locations that resulted in a lower tax benefit or provided no tax benefit, and additional tax associated with the divestiture of the New Zealand operations. The lower effective tax rate during the first twenty-four weeks of fiscal 2007 was due primarily to the signing of an advance pricing agreement we entered into with the Internal Revenue Service on May 11, 2007, in connection with intercompany transfer pricing arrangements beginning in fiscal 2004. As a result of the agreement, we reduced our income tax contingency reserves, resulting in an income tax benefit of $1.8 million.

        Equity Method Investment Gain (Loss), Net of Tax.    We record our share in the income or losses of NeuCo as equity method investment gain (loss) in the statements of income. The equity method investment loss decreased by $0.2 million to $0.1 million for the twenty-four weeks ended May 9, 2008 from $0.3 million for the twenty-four weeks ended May 11, 2007.

        Net Income (Loss).    Net income decreased by $11.1 million, or 80.9%, to $2.6 million for the twenty-four weeks ended May 9, 2008 from $13.7 million for the twenty-four weeks ended May 11, 2007. The decrease in net income is due primarily to the charges described in detail above related to employee separation, office closures, and the divestiture of the majority of our Australia and New Zealand-based operations. Diluted net income per share decreased 78.0% to $0.24 per share for the twenty-four weeks ended May 9, 2008 from $1.09 per share for the twenty-four weeks ended May 11, 2007. Net income decreased at a greater rate than diluted net income per share because diluted weighted average shares outstanding decreased 1,448,000 shares, or 11.5%, to approximately 11,122,000 shares for the twenty-four weeks ended May 9, 2008 from approximately 12,570,000 shares for the twenty-four weeks ended May 11, 2007. The decrease in diluted weighted average shares outstanding for fiscal 2008 is primarily due to repurchases of common stock under our share repurchase program and a decrease in common stock equivalents from employee share awards and shares underlying CRA's convertible debt, partially offset by stock issued due to stock option exercises.

Liquidity and Capital Resources

        General.    In the twenty-four weeks ended May 9, 2008, we had a net decrease in cash and cash equivalents of $6.7 million. We completed the quarter with cash and cash equivalents of $93.9 million, and working capital (defined as current assets less current liabilities) of $152.1 million.

        We believe that current cash balances, cash generated from operations, and amounts available under our bank line of credit will be sufficient to meet our anticipated working capital, capital expenditure, and contingent consideration payment requirements for at least the next 12 months.

        Sources and Uses of Cash in the twenty-four weeks ended May 9, 2008.    During the first twenty-four weeks of fiscal 2008, net cash provided by operations was $6.9 million. The sources of cash in operations included net income of $2.6 million, which included depreciation and amortization expense of $4.6 million, share-based compensation expense of $3.1 million, losses on the disposal of property and equipment of $2.1 million, and the write down of goodwill and intangible assets of $1.4 million. Other sources of cash were decreases in accounts receivable of $15.0 million, deferred income taxes of $4.4 million, deferred rent of $2.2 million, and unbilled services of $1.9 million. The sources of cash in operations were offset by uses of cash including decreases in accounts payable, accrued expenses, and other liabilities of $22.8 million and an increase in prepaid expenses and other assets of $7.4 million. The payment of fiscal 2007 bonuses totaling approximately $46.2 million are included in the decrease in accounts payable, accrued expenses, and other liabilities during the twenty-four weeks ending May 9, 2008.

        We used $2.7 million of net cash from investing activities for the first twenty-four weeks of fiscal 2008, which included $3.7 million for capital expenditures and $1.2 million for the payment of additional consideration relating to acquisitions. The additional consideration was earned and recorded as an addition to goodwill during fiscal 2007. These payments were partially offset by $1.8 million in dividends received for our investment in NeuCo.

        We used $11.1 million of net cash from financing activities for the first twenty-four weeks of fiscal 2008. Cash used in financing activities was primarily used to repurchase 369,047 shares of our common stock for approximately $11.8 million in cash. In June 2007, we announced that our Board of Directors authorized a multi-year share repurchase program of up to a total of 1,500,000 shares of our common stock. We have now repurchased 1,284,282 of the shares authorized by the 1,500,000 share repurchase program. The common stock repurchases were partially offset by proceeds from the exercise of stock options of $1.1 million.

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

        Pursuant to the terms of the indenture governing the debentures, since the closing stock price did not equal or exceed the $50 per share contingent conversion trigger price for 20 out of 30 consecutive trading days ended on May 9, 2008, the market price conversion trigger was not satisfied and holders of the debentures are not able to exercise their right to convert the bonds as of the first trading day of the third quarter of fiscal 2008. This test is repeated each fiscal quarter. We believe that in the event the contingent conversion trigger price is met, it is unlikely that a significant percentage of bondholders will exercise their right to convert because the debentures have traded at a premium over their conversion value. Since the holders of the debentures are not able to exercise their right to convert the bonds as of May 9, 2008, we have classified the $90.0 million convertible debt as long-term debt as of May 9, 2008, in the accompanying condensed consolidated balance sheet. Our revolving line of credit to borrow up to $90.0 million expires on April 30, 2010 and it is our intention to renew or replace the line of credit, as desirable and available, which would allow us to continue to classify our convertible debentures as long-term debt, rather than short-term in future years. In addition, the line of credit gives us additional flexibility to meet any unforeseen financial requirements.

        As early as June 15, 2011 or upon certain specified fundamental changes, we may be required to repurchase all or any portion of the debentures, at the option of each holder, which, in the event of a fundamental change involving a change of control of our firm, may include the payment of a make-whole premium.

        Borrowings under the Revolving Line of Credit.    We are party to a senior loan agreement with our bank for a $90.0 million revolving line of credit with a maturity date of April 30, 2010. Subject to the terms of the agreement, we may use borrowings under this line of credit for acquisition financing, working capital, general corporate purposes, letters of credit, and foreign exchanges contracts. The available line of credit is reduced, as necessary, to account for certain letters of credit outstanding. The $90.0 million credit facility allows us to mitigate the potential liquidity risk, and to provide funding if required, in the event of conversion by the debenture holders. Funds available under the expanded facility will allow us to continue to classify up to $90.0 million of our convertible debentures as long-term debt, rather than short-term, and will give us additional flexibility to meet any unforeseen financial requirements. There were no amounts outstanding under this line of credit as of May 9, 2008, and the line of credit then available was $86.5 million, reduced for letters of credit outstanding.

        Borrowings under our credit facility bear interest, at our option, either at LIBOR plus an applicable margin or at the prime rate. Applicable margins range from 0.75% to 1.50%, depending on the ratio of our consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the preceding four fiscal quarters, subject to various adjustments stated in the senior loan agreement. These margins are adjusted both quarterly and each time we borrow under the credit facility. Interest is payable monthly. A commitment fee of 0.165% is payable on the unused portion of the credit facility. Borrowings under the credit facility are secured by 100% of the stock of certain of our U.S. subsidiaries and by 65% of the stock of certain of our foreign subsidiaries, amounting to net assets of approximately $80.9 million as of May 9, 2008.

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

        As of May 9, 2008, we were in compliance with our covenants under the senior credit agreement.

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

        In June 2007, we announced that our Board of Directors authorized a share repurchase program of up to a total of 1,500,000 shares of our common stock. We will finance the repurchase program with available cash and cash from future operations. We may repurchase shares in open market purchases or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. Through the second quarter of fiscal 2008, we have repurchased 1,284,282 shares under this plan for approximately $55.3 million. We expect to continue to repurchase shares under the share repurchase program.

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

        The majority of our operations are based in the U.S., and accordingly, the majority of our transactions are denominated in U.S. dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of foreign currencies. Our primary foreign currency exposures relate to our short-term intercompany balances with our foreign subsidiaries and accounts receivable and cash valued in the United Kingdom in U.S. dollars. Our primary foreign subsidiaries have functional currencies denominated in the British pound, Australian dollar, and Euro, and foreign denominated assets and liabilities are remeasured each reporting period with any exchange gains and losses recorded in our consolidated statements of operations. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies and the Euro and the British pound. Based on currency exposures existing at May 9, 2008, a hypothetical 10% movement in foreign exchange rates would not expose us to significant gains or losses in earnings or cash flows. In addition, we may use derivative instruments to manage the risk of exchange rate fluctuations. However, at May 9, 2008, we had no outstanding derivative instruments. We do not use derivative instruments for trading or speculative purposes.

Interest Rate Risk

        We maintain an investment portfolio consisting mainly of investment grade money market funds, corporate obligations and government obligations with a weighted average maturity of less than one year. These held-to-maturity securities are subject to interest rate risk. However, a hypothetical change in the interest rate of 10% would not have a material impact to the fair values of these securities at May 9, 2008 primarily due to their short maturity and our intent to hold the securities to maturity. There have been no significant changes since November 24, 2007.

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

Evaluation of Changes in Internal Control over Financial Reporting

        Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we have determined that, during the second quarter of fiscal 2008, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to affect, materially our internal control over financial reporting.

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

We depend upon key employees to generate revenue

        Our business consists primarily of the delivery of professional services, and accordingly, our success depends heavily on the efforts, abilities, business generation capabilities, and project execution capabilities of our employee consultants. In particular, our employee consultants' personal relationships with our clients are a critical element in obtaining and maintaining client engagements. If we lose the services of any employee consultant or if our employee consultants fail to generate business or otherwise fail to perform effectively, that loss or failure could adversely affect our revenues and results of operations. Our employee consultants generated engagements that accounted for approximately 86% of our revenues in fiscal 2007 and approximately 87% in fiscal 2006, excluding reimbursable expenses. Our top five employee consultants generated approximately 11% and 18% of our revenues in fiscal 2007 and fiscal 2006, respectively, excluding reimbursable expenses.

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

Our reported earnings per share may be more volatile because of the accounting standards, rules, and regulations as they relate to our convertible senior subordinated debentures

        Holders of our 2.875% convertible senior subordinated debentures due 2034 may convert the debentures only under certain circumstances, including certain stock price-related conversion contingencies. As further described in Note 9 of our Notes to Condensed Consolidated Financial Statements, we determine the effect of the debentures on earnings per share under the treasury stock method of accounting. The treasury stock method of accounting allows us to report dilution only when our average stock price per share for the reporting period exceeds the $40 conversion price and only to the extent of the additional shares we may be required to issue in the event our conversion obligation exceeds the principal amount of the debentures converted. Accordingly, volatility in our stock price could cause volatility in our reported diluted earnings per share.

        In May 2008, the FASB issued Staff Position No. Accounting Principles Board Opinion 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)," ("FSP APB 14-1"), which would apply to any convertible debt instrument that may be settled in whole or in part with cash upon conversion, including our 2.875% debentures. Under FSP APB 14-1, we will be required to recognize non-cash interest expense on our $90.0 million convertible senior subordinated debentures based on the market rate for similar debt instruments without the conversion feature. FSP APB 14-1 is effective for fiscal years beginning on or after December 15, 2008, which is our fiscal 2010, and must be applied on a retrospective basis. We are currently evaluating the impact that FSP APB 14-1 will have on our consolidated statements of operations and financial condition.

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

The market price of our common stock may be volatile

        The market price of our common stock has fluctuated widely and may continue to do so. For example, from May 12, 2007, to May 9, 2008, the trading price of our common stock ranged from a high of $55.00 per share to a low of $22.11 per share. Many factors could cause the market price of our common stock to rise and fall. Some of these factors are:

  •
  variations in our quarterly results of operations;

  •
  the hiring or departure of key personnel or non-employee experts;

  •
  changes in our professional reputation;

  •
  the introduction of new services by us or our competitors;

  •
  acquisitions or strategic alliances involving us or our competitors;

  •
  changes in accounting principles or methods, such as Financial Accounting Standards Board Interpretation No. 48 and Financial Accounting Standards Board No. Staff Position Accounting Principles Board Opinion 14-1;

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        (a)   Not applicable.

        (b)   Not applicable.

        (c)   The following table provides information about our repurchases of shares of our common stock during the twelve weeks ended May 9, 2008. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the quarter into three equal periods of four weeks.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
February 16, 2008, to March 14, 2008	3,644	(2)	$40.95	(2)	—	584,765
March 15, 2008, to April 11, 2008	369,466	(1),(2)	$31.92	(1),(2)	369,047	215,718
April 12, 2008, to May 9, 2008	6,370	(2)	$34.20	(2)	—	215,718

(1)
On June 14, 2007, we issued a press release announcing that our board of directors has approved the repurchase from time to time of up to 1,500,000 shares of our common stock, of which 915,235 shares of common stock were purchased in prior quarters and 369,047 were purchased in the second quarter of fiscal 2008. As of May 9, 2008, 215,718 shares of our common stock remain available for repurchase under this plan.

(2)
During the indicated period we accepted 10,433 shares of our common stock as a tax withholding from certain of our employees, in connection with the vesting of restricted shares that occurred during the indicated period, pursuant to the terms of our 2006 equity incentive plan.

ITEM 3.    Defaults Upon Senior Securities

        None.

ITEM 4.    Submission of Matters to a Vote of Security Holders

        On April 17, 2008, we held our annual meeting of shareholders. Our shareholders elected Rowland T. Moriarty, William F. Concannon, and Steven C. Salop to serve as Class I directors for three-year terms and William T. Schleyer to serve as a Class III director for a two-year term. In addition, the terms of office of our other directors, Basil L. Anderson, James C. Burrows, Ronald T. Maheu, Nancy L. Rose, and Carl Shapiro continued after our annual meeting of shareholders. Our shareholders also voted to amend our 2006 Equity Incentive Plan and to ratify the appointment by our audit committee of KPMG LLP as our independent registered public accounting firm for the fiscal year ending November 29, 2008.

The votes cast to elect our Class I directors were:

Director	Votes For	Votes Withheld
Rowland T. Moriarty	9,766,179	355,717
William F. Concannon	10,025,560	96,336
Steven C. Salop	9,504,164	617,732

The votes cast to elect our Class III director were:

Director	Votes For	Votes Withheld
William T. Schleyer	10,026,552	95,344

The votes cast to approve our 2006 Equity Incentive Plan were:

For	Against	Abstain	Broker Non-Votes
7,976,617	1,708,712	2,702	433,865

        The votes cast to ratify the appointment by our audit committee of KPMG LLP as our independent registered public accounting firm for the fiscal year ending November 29, 2008 were:

For	Against	Abstain	Broker Non-Votes
10,094,272	24,422	3,202	0

ITEM 5.    Other Information

        None.

ITEM 6.    Exhibits

Item No.		Description
10.1	*	CRA International, Inc. Amended and Restated 2006 Equity Incentive Plan (incorporated by reference to Annex A of our definitive proxy statement filed on March 14, 2008).
31.1		Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2		Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1		Section 1350 certification

*
Management contract or compensatory plan.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRA INTERNATIONAL, INC.
Date: June 18, 2008	By:	/s/ JAMES C. BURROWS James C. Burrows President, Chief Executive Officer
Date: June 18, 2008	By:	/s/ WAYNE D. MACKIE Wayne D. Mackie Executive Vice President, Treasurer, Chief Financial Officer

EXHIBIT INDEX

Item No.		Description
10.1	*	CRA International, Inc. Amended and Restated 2006 Equity Incentive Plan (incorporated by reference to Annex A of our definitive proxy statement filed on March 14, 2008).
31.1		Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2		Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1		Section 1350 certification

*
Management contract or compensatory plan.