Form 10-Q
period 2008-08-29
CRA INTERNATIONAL, INC.
filed 2008-10-03
CIK 1053706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 29, 2008
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 2, 2008
Common Stock, no par value per share	10,907,845 shares

CRA International, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

CRA International, Inc.

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)

	Sixteen Weeks Ended		Forty Weeks Ended
	August 29, 2008	August 31, 2007	August 29, 2008	August 31, 2007
Revenues	$111,162	$124,301	$291,128	$295,938
Costs of services	73,602	77,194	194,094	185,083

Gross profit	37,560	47,107	97,034	110,855
Selling, general and administrative expenses	27,394	32,120	80,133	75,353

Income from operations	10,166	14,987	16,901	35,502
Interest income	786	1,546	2,637	4,493
Interest expense	(990)	(1,004)	(2,470)	(2,529)
Other income (expense)	664	(226)	934	(454)

Income before provision for income taxes and equity method investment gain (loss)	10,626	15,303	18,002	37,012
Provision for income taxes	(6,471)	(6,519)	(11,127)	(14,179)

Income before equity method investment gain (loss)	4,155	8,784	6,875	22,833
Equity method investment gain (loss), net of tax	7	(196)	(88)	(528)

Net income	$4,162	$8,588	$6,787	$22,305

Net income per share:
Basic	$0.40	$0.77	$0.64	$1.96

Diluted	$0.39	$0.72	$0.62	$1.81

Weighted average number of shares outstanding:
Basic	10,521	11,133	10,629	11,363

Diluted	10,764	11,955	10,978	12,322

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except share data)

	August 29, 2008	November 24, 2007
Assets
Current assets:
Cash and cash equivalents	$113,461	$100,516
Accounts receivable, net of allowances of $12,091 in 2008 and $10,573 in 2007	66,037	87,509
Unbilled services	35,460	43,445
Prepaid expenses and other assets	19,071	5,885
Deferred income taxes	17,272	11,039

Total current assets	251,301	248,394
Property and equipment, net	26,304	27,932
Goodwill	158,262	152,216
Intangible assets, net of accumulated amortization of $6,859 in 2008 and $6,681 in 2007	4,877	7,046
Deferred income taxes, net of current portion	2	1,196
Other assets	13,149	17,137

Total assets	$453,895	$453,921

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$13,016	$14,693
Accrued expenses	74,914	79,915
Deferred revenue and other liabilities	2,484	2,797
Current portion of deferred compensation	1,234	1,278
Deferred income taxes	70	79

Total current liabilities	91,718	98,762
Convertible debentures payable	90,000	90,000
Deferred rent and other non-current liabilities	10,757	7,631
Deferred compensation and other non-current liabilities	2,873	3,780
Deferred income taxes, net of current portion	12,393	2,666
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 10,550,786 and 10,763,942 shares issued and outstanding in 2008 and 2007, respectively	87,841	92,012
Receivables from employees	(2,078)	(2,047)
Retained earnings	156,424	149,637
Foreign currency translation	3,967	11,480

Total shareholders' equity	246,154	251,082

Total liabilities and shareholders' equity	$453,895	$453,921

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Forty Weeks Ended
	August 29, 2008	August 31, 2007
Operating activities:
Net income	$6,787	$22,305
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,211	7,729
Loss on disposal of property and equipment	2,105	304
Deferred rent	3,532	1,240
Share-based compensation expenses	5,402	4,091
Excess tax benefits from share-based compensation	(137)	(2,254)
Deferred income taxes	4,866	5,716
Write down of goodwill and intangible assets	1,401	—
Foreign currency exchange gain	(672)	—
Equity in losses of NeuCo	88	528
Changes in operating assets and liabilities, exclusive of acquisitions:
Accounts receivable	18,344	(3,052)
Unbilled services	6,487	(5,742)
Prepaid expenses and other assets	(7,026)	(4,125)
Accounts payable, accrued expenses, and other liabilities	(15,276)	(14,550)

Net cash provided by operating activities	33,112	12,190
Investing activities:
Purchase of property and equipment	(7,848)	(8,681)
Payments on notes receivable	(3,785)	(2,350)
Collections on notes receivable	64	—
Proceeds from Australia divestiture	1,447	—
Return on investment in NeuCo	1,765	—
Additional consideration relating to acquisitions	(1,730)	(7,113)

Net cash used in investing activities	(10,087)	(18,144)
Financing activities:
Excess tax benefits from share-based compensation	137	2,254
Tax withholding payments reimbursed by restricted shares	(704)	(349)
Issuance of common stock upon exercise of stock options	2,183	10,861
Repurchase of common stock	(11,817)	(56,723)
Collection of notes receivable from shareholders	105	2,214

Net cash used in financing activities	(10,096)	(41,743)
Effect of foreign exchange rates on cash and cash equivalents	16	109

Net increase (decrease) in cash and cash equivalents	12,945	(47,588)
Cash and cash equivalents at beginning of period	100,516	131,570

Cash and cash equivalents at end of period	$113,461	$83,982

Non-cash financing activities:
Issuance of common stock for acquired business	$542	$618

Notes payable issued for acquired business	$1,173	$1,176

Supplemental cash flow information:
Cash paid for income taxes	$15,202	$9,346

Cash paid for interest	$2,716	$2,743

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statement of Shareholders' Equity (unaudited)

(In thousands, except share data)

	Common Stock
	Shares Issued	Amount	Receivables from Shareholders	Retained Earnings	Foreign Currency Translation	Total Shareholders' Equity
BALANCE AT NOVEMBER 24, 2007	10,763,942	$92,012	$(2,047)	$149,637	$11,480	$251,082
Net income	—	—	—	6,787	—	6,787
Foreign currency translation adjustment	—	—	—	—	(7,513)	(7,513)

Comprehensive income (loss)	—	—	—	—	—	(726)
Exercise of stock options	96,669	2,183	—	—	—	2,183
Share-based compensation expense for employees	—	5,079	—	—	—	5,079
Restricted share vesting	63,758	—	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(18,364)	(704)	—	—	—	(704)
Tax benefit on stock option exercises and restricted share vesting	—	223	—	—	—	223
Notes Receivable issued to shareholders	—	—	(223)	—	—	(223)
Payments received on notes receivable from shareholders	—	—	192	—	—	192
Shares repurchased	(370,265)	(11,817)	—	—	—	(11,817)
Shares issued for acquisition of business	15,046	542	—	—	—	542
Share-based compensation expense for non-employees	—	323	—	—	—	323

BALANCE AT AUGUST 29, 2008	10,550,786	$87,841	$(2,078)	$156,424	$3,967	$246,154

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

2.    Unaudited Interim Consolidated Financial Statements and Estimates

        The condensed consolidated statements of operations for sixteen and forty weeks ended August 29, 2008, and August 31, 2007, the condensed consolidated balance sheet as of August 29, 2008, the condensed consolidated statements of cash flows for the forty weeks ended August 29, 2008, and August 31, 2007, and the condensed consolidated statement of shareholders' equity for the forty weeks ended August 29, 2008, are unaudited. The November 24, 2007 consolidated balance sheet is derived from CRA's audited consolidated financial statements included in its Annual Report on Form 10-K as of that date. In the opinion of management, these statements include all adjustments necessary for a fair presentation of CRA's consolidated financial position, results of operations, and cash flows.

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

        The Company records its equity in the income or losses of NeuCo and reports such amounts in "equity method investment gain (loss), net of tax" in the accompanying condensed consolidated statements of operations. During the first quarter of fiscal 2007, NeuCo changed its interim reporting schedule to a calendar month end, but its fiscal year end will remain the last Saturday in November. The first three fiscal quarters of CRA's fiscal year could include up to a three-week reporting lag between CRA's quarter end and the most recent financial statements available from NeuCo. CRA does not believe the reporting lag will have a significant impact on CRA's consolidated statements of operations or financial condition. For the sixteen and forty weeks ended August 29, 2008 the Company's equity in the gains and losses of NeuCo totaled a gain of $7,000 and a loss of $88,000, respectively, which are net of income tax expense of $5,000 and an income tax benefit of $62,000, respectively. At August 29, 2008, the carrying value of the Company's equity investment in NeuCo was $1.9 million and is reported in other non-current assets.

        In December 2007, NeuCo declared a cash dividend for its stockholders in the amount of $0.29 per NeuCo share. As a result, the Company received $1.8 million in cash from NeuCo in January 2008. CRA accounted for the cash receipt as a reduction of the carrying value of its investment in NeuCo in the first quarter ended February 15, 2008.

4.    Fiscal Year

        CRA's fiscal year ends on the last Saturday in November, and accordingly, its fiscal year will periodically contain 53 weeks rather than 52 weeks. Fiscal 2008 is a 53-week year. Fiscal 2007 was a 52-week year. In a 52-week year, each of CRA's first, second, and fourth quarters includes twelve weeks, and its third quarter includes sixteen weeks. In a 53-week year, the fourth quarter includes thirteen weeks.

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

        CRA recognizes substantially all of its revenues under written service contracts with its clients where the fee is fixed or determinable, as the services are provided, and only in those situations where collection from the client is reasonably assured. In certain cases CRA provides services to its clients without sufficient contractual documentation to allow CRA to recognize revenue in accordance with U.S. GAAP. In these cases, these amounts are fully reserved until all criteria for recognizing revenue are met. Most of CRA's revenue is derived from time-and-materials service contracts. Revenues from time-and-materials service contracts are recognized as services are provided based upon hours worked and contractually agreed-upon hourly rates, as well as a computer services fee based upon hours worked. Revenues from the majority of the Company's fixed-price engagements are recognized on a

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

5.    Revenue Recognition (Continued)

proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. CRA derived 8.5% and 7.8% of revenues from fixed-price engagements in the sixteen and forty weeks ended August 29, 2008, respectively. CRA derived 7.1% and 5.9% of revenues from fixed-price engagements in the sixteen and forty weeks ended August 31, 2007, respectively. Project costs are based on the direct salary of the consultants on the engagement plus all direct expenses incurred to complete the engagement that are not reimbursed by the client. The proportional performance method is used since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and terms set forth in the contract, and are indicative of the level of benefit provided to CRA's clients. The fixed-price contracts generally include a termination provision that converts the agreement to a time-and-materials contract in the event of termination of the contract. For these fixed-price engagements, there are no costs that are deferred and amortized over the contract term. CRA's management maintains contact with project managers to discuss the status of the projects and, for fixed-price engagements, management is updated on the budgeted costs and resources required to complete the project. These budgets are then used to calculate revenue recognition and to estimate the anticipated operations or loss on the project. In the past, CRA has occasionally been required to commit unanticipated additional resources to complete projects, which have resulted in lower than anticipated income or losses on those contracts. CRA may experience similar situations in the future. Provisions for estimated losses on contracts are made during the period in which such losses become probable and can be reasonably estimated. To date, such losses have not been significant.

        Revenues also include reimbursements, or expenses billed to clients, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. These reimbursable expenses are as follows (in thousands):

	Sixteen Weeks Ended		Forty Weeks Ended
	August 29, 2008	August 31, 2007	August 29, 2008	August 31, 2007
Reimbursable expenses billed to clients	$13,475	$16,990	$38,228	$36,815

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

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6.    Goodwill

        The changes in the carrying amount of goodwill during the forty weeks ended August 29, 2008, are as follows (in thousands):

Balance at November 24, 2007	$152,216
Goodwill adjustments related to BBG, Lee & Allen and ECL acquisitions and Australia sale	11,126
Effect of foreign currency translation	(5,080)

Balance at August 29, 2008	$158,262

        The goodwill adjustments for the forty weeks ending August 29, 2008 include the following (in thousands):

Additional purchase price recorded for earnouts	$12,345
Reduction of accrued expenses and prepaid expenses	(354)
Reduction of goodwill related to Australia divestiture	(865)

$11,126

        The purchase agreements for the acquisitions completed in fiscal 2006 and fiscal 2005 provide for additional purchase consideration for up to five years following the transactions, if specific performance targets are met. These earnouts are payable in cash and/or CRA common stock. During the forty weeks ended August 29, 2008, CRA recorded $12.3 million in estimated additional purchase consideration related to these acquisitions, of which $1.0 million in cash and/or CRA common stock was paid during the third quarter of fiscal 2008, $1.1 million in promissory notes will be paid during the first quarter of fiscal 2009, and the remaining estimated $10.2 million will be paid when the final amounts are agreed on. During fiscal 2007, CRA recorded $1.2 million in promissory notes related to these acquisitions, which were paid in the first quarter of fiscal 2008. Any additional payments related to these contingencies will be accounted for as additional goodwill.

        On March 24, 2008, the Company sold the majority of its Australian-based operations. The amount of goodwill allocated to the sale was approximately $0.9 million, which along with other certain business assets and certain liabilities associated with the Company's Australian competition practice was sold for approximately $1.9 million and a loss of $0.5 million was realized. The Company was paid $0.5 million at closing and $0.9 million during the third quarter of fiscal 2008. The additional $0.5 million will be paid during the fourth quarter of fiscal 2008. The Company also assessed its intangible assets in Australia for impairment and recorded expenses of $0.9 million for the write-off of intangible assets during the second quarter of fiscal 2008.

7.    Private Placement of Convertible Debt

        In 2004, CRA completed a private placement of $90.0 million of 2.875% convertible senior subordinated debentures due 2034. The debentures are CRA's direct, unsecured senior subordinated obligations and rank junior in right of payment to CRA's existing bank line of credit and any future secured indebtedness that CRA may designate as senior indebtedness. Pursuant to the terms of the indenture governing the debentures, since the closing stock price did not equal or exceed the $50 per share contingent conversion trigger price for 20 out of 30 consecutive trading days ended on August 29,

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7.    Private Placement of Convertible Debt (Continued)

2008, the market price conversion trigger was not satisfied and holders of the debentures are not able to exercise their right to convert the bonds during the third quarter of fiscal 2008. This test is repeated each fiscal quarter. To date, no conversions have occurred.

        The Company has a $90.0 million line of credit with its bank to mitigate the potential liquidity risk, and to provide funding if required, in the event of conversion by the debenture holders. CRA believes that in the event the contingent conversion trigger price is met, it is unlikely that a significant percentage of bondholders will exercise their right to convert because the debentures have traded at a premium over their conversion value. Since holders of the debentures are not able to exercise their right to convert the bonds as of August 29, 2008, CRA has classified the $90.0 million convertible debt as long-term debt as of August 29, 2008 in the accompanying condensed consolidated balance sheet. The maturity date on the line of credit is April 30, 2010. It is CRA's intention to renew or replace the line of credit upon expiration, as desirable and available, which would allow CRA to continue to classify the convertible debentures as long-term debt, rather than short-term in future periods. In addition, the line of credit gives CRA additional flexibility to meet any unforeseen financial requirements.

        The contingent interest feature included in the debenture represents an embedded derivative under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") that must be recorded at fair value as of August 29, 2008. The Company has determined that the fair value of the contingent interest feature is de minimis as of August 29, 2008, based upon economic, market and other conditions in effect as of that date. There are no other embedded derivatives associated with the Company's convertible debentures that are accounted for separately in accordance with SFAS 133.

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

	Sixteen Weeks Ended		Forty Weeks Ended
	August 29, 2008	August 31, 2007	August 29, 2008	August 31, 2007
Basic weighted average shares outstanding	10,521	11,133	10,629	11,363
Common stock equivalents:
Stock options and restricted shares	243	402	273	479
Shares underlying the debentures	—	420	76	480

Diluted weighted average shares outstanding	10,764	11,955	10,978	12,322

        For the sixteen and forty weeks ended August 29, 2008, the anti-dilutive share-based awards were 513,065 and 511,849, respectively. For the sixteen and forty weeks ended August 31, 2007, the anti-dilutive share-based awards were 348,773 and 327,210, respectively. These share-based awards could be dilutive in the future if, and to the extent that, the number of assumed buyback shares under the treasury stock method is less than the shares assumed issued.

        During the sixteen and forty weeks ended August 29, 2008, CRA granted restricted share and restricted share unit awards representing 14,347 and 222,876 shares, respectively, of its common stock that were not vested as of August 29, 2008. During the sixteen and forty weeks ended August 29, 2008, CRA granted 37,397 and 48,397 stock options, respectively.

        Under EITF No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share" and EITF 90-19, "Convertible Bonds with Issuer Option to Settle for Cash upon Conversion", because of CRA's obligation to settle the par value of the convertible debentures in cash, the Company is not required to include any shares underlying the convertible debentures in its diluted weighted average shares outstanding until the average stock price per share for the quarter exceeds the $40 conversion price and only to the extent of the additional shares CRA may be required to issue in the event CRA's conversion obligation exceeds the principal amount of the debentures converted. At such time, only the number of shares that would be issuable (under the "treasury" method of accounting for share dilution) are included, which is based upon the amount by which the average stock price exceeds the conversion price. Since the average stock price was $37.42 for the sixteen weeks ended August 29, 2008, no common stock equivalents for shares underlying the debenture were included in the diluted weighted average shares outstanding for the sixteen weeks ending August 29, 2008. The average stock price for the forty weeks ended August 29, 2008 was $38.48 per share. Included in the diluted weighted average shares outstanding for the forty weeks ended August 29, 2008 were 76,000 shares underlying the debentures because the average stock price for the twelve weeks ended February 15, 2008 was $45.17. The average stock price for the sixteen and forty weeks ended August 31, 2007 was $49.16 and $50.88 per share; therefore, 420,000 and 480,000 shares underlying the debentures were included in the diluted weighted average shares outstanding for the sixteen and forty weeks ended August 31, 2007, respectively.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8.    Net Income per Share (Continued)

        Basic weighted average shares outstanding for the sixteen and forty weeks ended August 29, 2008 decreased compared to the comparable periods in fiscal 2007, primarily as a result of the repurchase of 369,047 shares by CRA under the share repurchase program during the second quarter of fiscal 2008, partially offset by stock issued due to stock option exercises.

        As part of the earnout provisions included in the acquisition agreements for acquisitions CRA completed in fiscal 2006 and fiscal 2005, CRA may settle a portion of its obligations through the issuance of its common stock. Issuance of these shares is contingent upon certain provisions of the acquisition agreements. All shares for which the necessary conditions underlying the earnout provisions have been met as of August 29, 2008 are included in basic and diluted weighted average shares outstanding as of the point in time that the shares were issued. During the sixteen weeks ended August 29, 2008, 15,046 shares were issued in conjunction with the earnout provisions.

9.    Comprehensive Income

        Comprehensive income represents net income reported in the accompanying condensed consolidated statements of income adjusted for changes in CRA's foreign currency translation account. A reconciliation of comprehensive income is as follows (in thousands):

	Forty Weeks Ended
	August 29, 2008	August 31, 2007
Net income	$6,787	$22,305
Change in foreign currency translation	(7,513)	3,103

Comprehensive income	$(726)	$25,408

        The Company recognized $0.7 million in foreign currency exchange gain related to the substantial liquidation of the Company's New Zealand-based operations in its third fiscal quarter of 2008.

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

        During the third quarter of fiscal 2008, CRA reached agreement with the tax authorities resulting in a reduction in the amount of unrecognized tax benefits and an increase in deferred tax liabilities of

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

10.    Income Taxes (Continued)

$1.2 million. The reduction did not impact the effective tax rate during this quarter. CRA includes accrued interest and penalties, if any, related to uncertain tax positions in income tax expense.

        The Company operates in multiple taxing jurisdictions, both within the U.S. and outside of the U.S., and is subject to audit. As of August 29, 2008, fiscal 2005 through and including fiscal 2007 remain open to examination.

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

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51". SFAS 160 establishes accounting and reporting standards for noncontrolling interests (previously referred to as "minority interests") in a subsidiary and for the deconsolidation of a subsidiary, to ensure consistency with the requirements of SFAS 141R.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

11.    Accounting Pronouncements (Continued)

SFAS 160 states that noncontrolling interests should be classified as a separate component of equity, and establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, which is CRA's fiscal 2010, and early adoption is prohibited and will be applied prospectively except for the presentation and disclosure requirement, which will be applied retrospectively for all periods presented. The Company is currently evaluating the impact that SFAS 160 will have on its consolidated statement of operations and financial condition.

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

13.    Accrued Expenses

        Accrued expenses consist of the following (in thousands):

	August 29, 2008	November 24, 2007
Compensation and related expenses	$56,658	$69,015
Acquisition consideration payable	11,346	1,238
Income taxes payable, current	961	3,080
Accrued interest	555	1,170
Other	5,394	5,412

Total	$74,914	$79,915

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

14.    Foreign Currency Forward Exchange Contract

        The Company follows the provisions of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires the recognition of all derivative instruments in the balance sheet as either an asset or liability measured at its fair value. Changes in the fair value of derivatives are to be recorded each period in earnings if the derivative does not qualify for hedge accounting.

        The Company entered into a forward contract during the third quarter ended August 29, 2008 to mitigate the cash and income statement impact of fluctuations in a foreign currency. At August 29, 2008, the Company held a forward exchange contract of $2.8 million to hedge a short term loan receivable in a foreign currency. The Company settled the forward exchange contract and collected the short term loan receivable subsequent to the end of the third quarter ended August 29, 2008. The foreign exchange forward contract has not been designated as a hedging instrument; therefore, adjustments to fair value are recorded in earnings. At August 29, 2008, the net gain recognized in earnings amounted to approximately $17,000 and was recorded in earnings and prepaid and other assets on the condensed consolidated financial statements.

15.    Restructuring Charges

        During the second quarter of fiscal 2008, the Company consolidated offices in Palo Alto, California and London, England with existing offices, and recorded an expense for the difference between its future lease payments and related costs from the date of closure through the end of the remaining lease term, net of expected future sublease rental income. This estimated expense required management to make assumptions regarding the estimate of the duration of future vacancy periods, the amount and timing of future settlement payments, and the amount and timing of potential sublease rental income. These office closings resulted in charges of $0.1 million and $4.6 million during the sixteen and forty weeks ending August 29, 2008 that are included in selling, general and administrative expenses. The remaining liability for these charges totaled $1.9 million as of August 29, 2008.

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

        We recognize substantially all of our revenues under written service contracts with our clients where the fee is fixed or determinable, as the services are provided, and only in those situations where collection from the client is reasonably assured. In certain cases we provide services to our clients without sufficient contractual documentation to allow us to recognize revenue in accordance with U.S. GAAP. In these cases, these amounts are fully reserved until all criteria for recognizing revenue are met. Most of our revenue is derived from time-and-materials service contracts. Revenues from time-and-materials service contracts are recognized as the services are provided based upon hours worked and contractually agreed-upon hourly rates, as well as a computer services fee based upon hours worked. Revenues from the majority of our fixed-price engagements are recognized on a proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. Project costs are based on the direct salary of the consultants on the engagement plus all direct expenses incurred to complete the engagement that are not reimbursed by the client. The proportional performance method is used since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and terms set forth in the contract, and are indicative of the level of benefit provided to our clients. Our fixed-price contracts generally include a termination provision that reduces the agreement to a time-and-materials contract in the event of termination of the contract. For these fixed-price engagements, there are no costs that are deferred and amortized over the contract term. Our management maintains contact with project managers to discuss the status of the projects and, for fixed-price engagements, management is updated on the budgeted costs and resources required to complete the project. These budgets are then used to calculate revenue recognition and to estimate the anticipated income or loss on the project. In the past, we have occasionally been required to commit unanticipated additional resources to complete projects, which have resulted in lower than anticipated income or losses on those contracts. We may experience similar situations in the future. Provisions for estimated losses on contracts are made during the period in which such losses become probable and can be reasonably estimated. To date, such losses have not been significant.

        Revenues also include reimbursements, or expenses billed to clients, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. These reimbursable expenses are as follows (in thousands):

	Sixteen Weeks Ended		Forty Weeks Ended
	August 29, 2008	August 31, 2007	August 29, 2008	August 31, 2007
Reimbursable expenses billed to clients	$13,475	$16,990	$38,228	$36,815

        Our normal payment terms are 30 days from the invoice date. For the sixteen weeks ended August 29, 2008, and August 31, 2007, our average days sales outstanding, or DSOs, were 100 days and 108 days. We calculate DSOs by dividing the sum of our accounts receivable and unbilled services balance, net of deferred revenue, at the end of the quarter by average daily revenues. Average daily revenues are calculated by dividing quarter revenues by the number of days in a quarter. Our project managers and finance personnel monitor payments from our clients and assess any collection issues. We maintain accounts receivable allowances for estimated losses resulting from clients' failure to make required payments. We base our estimates on our historical collection experience, current trends, and credit policy. In determining these estimates, we examine historical write-offs of our receivables and review client accounts to identify any specific customer collection issues. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. A failure to estimate accurately the accounts receivable allowances and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition, and results of operations. As of August 29, 2008, and

November 24, 2007, $12.1 million and $10.6 million were provided for accounts receivable allowances, respectively.

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

        Our financial statements contain certain deferred tax assets and liabilities that result from temporary differences between book and tax accounting, as well as net operating loss carryforwards. SFAS No. 109, "Accounting for Income Taxes," requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The decision to record a valuation allowance requires varying degrees of judgment based upon the nature of the item giving rise to the deferred tax asset. As a result of operating losses incurred in certain of our foreign subsidiaries, and uncertainty as to the extent and timing of profitability in future periods, we recorded valuation allowances in certain of these foreign subsidiaries based on the facts and circumstances affecting each subsidiary. Had we not recorded these allowances, we would have reported a lower effective tax rate than was recognized in our statements of income in fiscal 2007 and during the first forty weeks of fiscal 2008. If the realization of deferred tax assets is considered more likely than not, an adjustment to the net deferred tax assets would increase net income in the period such determination was made. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is possible that changes in these estimates could materially affect our financial condition and results of operations.

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

Results of Operations—For the Sixteen and Forty Weeks Ended August 29, 2008, Compared to the Sixteen and Forty Weeks Ended August 31, 2007

        The following table provides operating information as a percentage of revenues for the periods indicated:

	Sixteen Weeks Ended		Forty Weeks Ended
	August 29, 2008	August 31, 2007	August 29, 2008	August 31, 2007
Revenues	100.0%	100.0%	100.0%	100.0%
Costs of services	66.2	62.1	66.7	62.5

Gross margin	33.8	37.9	33.3	37.5
Selling, general and administrative expenses	24.6	25.8	27.5	25.5

Income from operations	9.2	12.1	5.8	12.0
Interest income	0.7	1.2	0.9	1.5
Interest expense	(0.9)	(0.8)	(0.8)	(0.9)
Other income (expense)	0.5	(0.2)	0.3	(0.1)

Income before provision for income taxes and equity method investment gain (loss)	9.5	12.3	6.2	12.5
Provision for income taxes	(5.8)	(5.2)	(3.8)	(4.8)

Income before equity method investment gain (loss)	3.7	7.1	2.4	7.7
Equity method investment gain (loss), net of tax	—	(0.2)	(0.1)	(0.2)

Net income	3.7%	6.9%	2.3%	7.5%

Results of Operations—Sixteen Weeks Ended August 29, 2008, Compared to Sixteen Weeks Ended August 29, 2007

         Revenues.    Revenues decreased $13.1 million, or 10.6%, to $111.2 million for the third quarter of fiscal 2008 from $124.3 million for the third quarter of fiscal 2007. Our revenue decline was in part due to the divesture of the majority of our Australian and New Zealand-based operations during the second quarter of fiscal 2008, which accounted for revenues of approximately $4.6 million during the third quarter of fiscal 2007. In addition, revenues of the global industrial consulting practice, formerly referred to as the chemicals and petroleum practice, declined by approximately $1.8 million as a result of the ongoing effect of the decline in revenues from our large Saudi Arabian contracts that occurred during the first quarter of fiscal 2008. In addition, we experienced revenue declines in some of our U.S. litigation practices, particularly in finance litigation, as a result of the completion of some large projects and a significant slowing of activity in some of our largest cases as clients tried to conserve costs during the current period of economic uncertainty.

        Revenues from our litigation and applied economics platform decreased by more than 10% from the third quarter of fiscal 2007. More than half of this decrease was attributed to the divestiture of our underperforming competition practice in Australia that we reported last quarter. Our competition practice continues to be our largest practice in terms of revenue.

        Revenues from our finance platform decreased by more than 30% from the third quarter of fiscal 2007 due to the conclusion or reduction in scale of some of our major projects during the third quarter of fiscal 2008. In several of our largest matters, the clients are putting work on hold and attempting to control costs during a very uncertain economic climate.

        Our business consulting platform revenues increased by approximately 5% from the third quarter of fiscal 2007, reflecting increases in our life sciences practice, as well as some of our smaller practices including the metals practice, partially offset by decreases in our global industrial consulting and capital projects practices. Revenues for our global industrial consulting practice, which is our largest practice within the business consulting platform, decreased in fiscal 2008 compared to the prior year because we completed several long-running projects in the Middle East during the first quarter of fiscal 2008. We continue to work on replacing projects in the Middle East and revenues in our Europe and Middle East practice are recovering from the first quarter of fiscal 2008.

        Overall, revenues outside of the U.S. represented approximately 21% of revenues for the third quarter of fiscal 2008, compared with approximately 26% of revenues for the third quarter of fiscal 2007. Internationally, revenues decreased primarily in our European and Middle Eastern global industrial consulting practice because several large, long-running Middle East projects declined more rapidly than expected. In addition, we divested or shut down the majority of our Australian and New Zealand-based operations during the second quarter of fiscal 2008.

        The total number of employee consultants decreased to 692 at the end of the third quarter of fiscal 2008 from 767 at the end of the third quarter of fiscal 2007. The reduction in headcount includes the divestiture of the majority of the Australia and New Zealand-based operations, and the workforce reduction implemented during the second quarter of fiscal 2008 that was designed to address underperforming areas. Utilization was 71% for the third quarter of fiscal 2008 compared with 76% for the third quarter of fiscal 2007. Revenues derived from fixed-price engagements increased to 8.5% of revenues for the third quarter of fiscal 2008 from 5.9% for the third quarter of fiscal 2007.

         Costs of Services.    Costs of services decreased $3.6 million, or 4.7%, to $73.6 million for the third quarter of fiscal 2008 from $77.2 million for the third quarter of fiscal 2007. The decrease was due mainly to a decrease in client reimbursable expenses included in costs of services of $3.5 million, or 20.7%, to $13.5 million in the third quarter of fiscal 2008 from $17.0 million in the third quarter of fiscal 2007. The decrease is due primarily to decreases in services provided by non-employee experts. The decrease in cost of services is also due to the Australia and New Zealand divestiture we announced last quarter. These decreases were offset in part by the accrual for incentive compensation for the third quarter of fiscal 2008, which included $4.2 million in additional retention incentive bonus for key officers. As a percentage of revenues, costs of services increased to 66.2% for the third quarter of fiscal 2008, from 62.1% for the third quarter of fiscal 2007. Of the 4.1% increase as a percentage of revenues, 5.7% was due to increased compensation expense and related fringe costs for our employee consultants, offset partially by a 1.5% decrease in client reimbursable expenses as a percentage of revenues.

         Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses decreased by $4.7 million, or 14.7%, to $27.4 million for the third quarter of fiscal 2008 from $32.1 million for the third quarter of fiscal 2007. The decrease is mainly due to a decrease in commissions to non-employee experts, recruiting expenses, travel expenses, and professional service fees. In addition, we had a decrease in our rent expenses that reflect the savings from our previously announced London and Palo Alto office consolidations, which was offset by the increased costs associated with the lease renewal for our Boston headquarters and our Chicago office move. Partially offsetting these decreases was approximately $0.5 million in compensation-related costs incurred in the third quarter of fiscal 2008 for support staff reductions. As discussed in prior quarters, we initiated a business process improvement review in order to reduce our selling, general and administrative expenses in a number of areas. Included in this review is an evaluation of our current administrative practices and infrastructure. The objective is to identify opportunities for further cost reductions, including reductions through changes in our travel policies and procurement methods, as well as other adjustments. We have seen the effects of our cost-cutting initiatives in the third quarter of fiscal 2008 as our operating expenses decreased compared to the third quarter of fiscal 2007.

        As a percentage of revenues, selling, general, and administrative expenses decreased to 24.6% for the third quarter of fiscal 2008 from 25.8% for the third quarter of fiscal 2007. The 1.2% decrease as a percentage of revenues was primarily due to a 1.3% decrease in travel and recruiting expenses and 1.0% decrease commissions to non-employee experts, partially offset by a 1.1% increase in compensation expense.

         Interest Income.    Interest income decreased by $0.8 million to $0.8 million for the third quarter of fiscal 2008 from $1.5 million for the third quarter of fiscal 2007. This decrease was due primarily to lower interest rates.

         Interest Expense.    Interest expense was $1.0 million for the sixteen weeks ended August 29, 2008 and August 31, 2007. Interest expense primarily represents interest incurred on our 2.875%, $90.0 million convertible debt, and the amortization of debt issuance costs.

         Other Income (Expense).    Other income (expense) increased by $0.9 million to income of $0.7 million for the third quarter of fiscal 2008 from an expense of $0.2 million for the third quarter of fiscal 2007. Other income (expense) consists primarily of foreign currency exchange transaction gains and losses. The gain in the third quarter of fiscal 2008 was principally the result of recording a cumulative foreign currency exchange gain of $0.7 million as income related to the substantial liquidation of our New Zealand based-operations. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies and the Euro and the British pound.

         Provision for Income Taxes.    The provision for income taxes was $6.5 million for the third quarter of fiscal 2008, a decrease of $48,000 from the third quarter of fiscal 2007. Our effective income tax rate increased to 60.9% for the third quarter of fiscal 2008 from 42.6% for the third quarter of fiscal 2007. The higher effective tax rate during the third quarter of fiscal 2008 was due to losses in foreign locations that resulted in a lower tax benefit or provided no tax benefit.

         Equity Method Investment Gain (Loss), Net of Tax.    We record our share in the income or losses of NeuCo as equity method investment gain (loss) in the statements of income. Our equity method investment gain (loss) increased by $0.2 million to a gain of $7,000 for the third quarter of fiscal 2008 from a loss of $0.2 million for the third quarter of fiscal 2007.

         Net Income.    Net income decreased by $4.4 million to $4.2 million for the third quarter of fiscal 2008 from $8.6 million for the third quarter of fiscal 2007. The decrease in net income is due primarily to the decrease in revenue. Diluted net income per share decreased to $0.39 per share for the third quarter of fiscal 2008 from $0.72 per share for the third quarter of fiscal 2007. Diluted weighted average shares outstanding decreased by approximately 1,191,000 shares to approximately 10,764,000 shares for the third quarter of fiscal 2008 from approximately 11,955,000 shares for the third quarter of fiscal 2007. The decrease in diluted weighted average shares outstanding for fiscal 2008 is primarily a result of repurchases of common stock under our share repurchase programs and a decrease in common stock equivalents from employee stock option and restricted share awards and shares underlying our convertible debt.

Results of Operations—Forty Weeks Ended August 29, 2008 Compared to Forty Weeks Ended August 31, 2007

         Revenues.    Revenues decreased $4.8 million, or 1.6%, to $291.1 million for the forty weeks ended August 29, 2008 from $295.9 million for the forty weeks ended August 31, 2007. Our revenue decline was in part due to the divestiture or shutting down of the majority of our Australian and New Zealand-based operations during the second quarter of fiscal 2008. The divested operations generated approximately $12 million of revenue during the fifty-two weeks ended November 24, 2007. In addition, revenues of the global industrial consulting practice declined by approximately $4.1 million as a result of the ongoing effect of the decline in revenues from our large Saudi Arabian contracts that occurred during the first quarter of fiscal 2008. These declines were offset by increases in our litigation and applied economics platform, and increased billing rates for our employee consultants, which were in effect at the beginning of the first quarter of fiscal 2008.

        Our litigation and applied economics platform grew approximately 5% from the forty weeks ended August 31, 2007. This increase was driven by a greater demand for our services primarily in our competition practice and the new labor and employment practice, as well as increased billing rates for our employee consultants. Our competition practice continues to be our largest practice in terms of revenue.

        Revenues for our finance platform decreased by approximately 15% from the forty weeks ended August 31, 2007 due to a decrease in U.S. finance litigation and forensic practice revenue. The decrease in forensic practice revenue was attributable to our decision earlier this year to divest certain non-core components of this business and the effect of reducing headcount in underperforming locations.

        Revenues for our business consulting platform were approximately the same in the forty weeks ended August 29, 2008 and August 31, 2007 reflecting declines in our global industrial consulting, capital projects, and energy and environment practices, offset by increases in our life sciences, metals, and aerospace and defense practices. Revenues for our global industrial consulting practice, which is our largest practice within the business consulting platform, declined in the forty weeks ended August 29, 2008 compared to the forty weeks ended August 31, 2007 because we completed several long-running projects in the Middle East during the first quarter of fiscal 2008. We continue to work on replacing projects in the Middle East and revenues in our Europe and Middle East practice is recovering from the first quarter of fiscal 2008.

        Overall, revenues outside of the U.S. represented approximately 22% of total revenues for the forty weeks ended August 31, 2008, compared with 27% of total revenues for the forty weeks ended August 31, 2007. Internationally, revenues decreased primarily in our European and Middle Eastern global industrial consulting practice because several large, long-running Middle East projects declined more rapidly than expected. In addition, we divested or shut down the majority of our Australian and New Zealand-based operations during the second quarter of fiscal 2008, which generated approximately $12 million of revenue during the fifty-two weeks ended November 24, 2007.

        Utilization was 72% for the forty weeks ended August 29, 2008 compared with 76% for the forty weeks ended August 31, 2007. Revenues derived from fixed-price engagements increased to 7.8% of total revenues for the forty weeks ended August 29, 2008 compared with 5.9% for the forty weeks ended August 31, 2007.

         Costs of Services.    Costs of services increased $9.0 million, or 4.9%, to $194.1 million for the forty weeks ended August 29, 2008 from $185.1 million for the forty weeks ended August 31, 2007. The increase was due mainly to an increase in compensation expense for our employee consultants of $7.6 million or 3.4%. The increase includes $5.5 million in incentive bonus that was accrued as additional retention incentive for key officers, salary increases since the prior year, and approximately $2.9 million in employee separation and other compensation costs related to the workforce reduction completed during the first twenty-four weeks of fiscal 2008, offset partially by a decrease in compensation due to a decrease in the average number of employee consultants. Client reimbursable expenses included in costs of services increased $1.4 million, or 3.8%, to $38.2 million for the forty weeks ended August 29, 2008 from $36.8 million for the forty weeks ended August 31, 2007. As a percentage of revenues, cost of services increased to 66.7% for the forty weeks ended August 29, 2008 from 62.5% for the forty weeks ended August 31, 2007. Of the 4.1% increase as a percentage of revenues, 3.4% was due primarily to restructuring charges and increased compensation expense and related fringe costs for our employee consultants, which increased at greater rates than revenues, and 0.7% was due to an increase in client reimbursable expenses.

         Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses increased by $4.8 million, or 6.3%, to $80.1 million for the forty weeks ended August 29, 2008 from $75.4 million for the forty weeks ended August 31, 2007. The increase is largely due to $6.9 million in employee separation costs, office closure cost, and the divestiture of the majority of our Australia and New Zealand-based operations included in selling, general and administrative expenses in the forty weeks ended August 29, 2008. The increase is partially offset by a decrease in recruiting and travel expenses. As a percentage of revenues, selling, general, and administrative expenses increased to 27.5% for the forty weeks ended August 29, 2008 from 25.5% for the forty weeks ended August 31, 2007. The increase was due primarily to employee separation costs, office closure costs, and the divestiture of the majority of our Australia and New Zealand-based operations and the increase in rent expense as a percentage of revenue, offset partially by decreases in travel and recruiting expenses and commissions to non-employee experts as a percentage of revenue.

         Interest Income.    Interest income decreased by $1.9 million to $2.6 million for the forty weeks ended August 29, 2008 from $4.5 million for the forty weeks ended August 31, 2007. This decrease was mainly due to lower cash balances, primarily as a result of our share repurchase program, and lower interest rates.

         Interest Expense.    Interest expense remained flat at $2.5 million for the forty weeks ended August 29, 2008 and August 31, 2007. Interest expense primarily represents interest incurred on our 2.875%, $90 million convertible debt, and the amortization of debt issuance costs.

         Other Income (Expense).    Other income was $0.9 million for the forty weeks ended August 29, 2008 versus other expense of $0.5 million for the forty weeks ended August 31, 2007. Other income (expense) consists primarily of foreign currency exchange transaction gains and losses. The gain in the forty weeks ended August 29, 2008 was largely attributable to recording the cumulative foreign currency exchange gain of $0.7 million as income due to the substantial liquidation of our New Zealand based-operations. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies and the Euro and the British pound.

         Provision for Income Taxes.    The provision for income taxes was $11.1 million for the forty weeks ended August 29, 2008, a decrease of $3.1 million from the forty weeks ended August 31, 2007. Our effective income tax rate increased to 61.8% for the first forty weeks of fiscal 2008 from 38.3% for the first forty weeks of fiscal 2007. The higher effective tax rate during the forty weeks ended August 29, 2008 was primarily due to losses in foreign locations that resulted in a lower tax benefit or provided no tax benefit, and additional tax associated with the divestiture of the New Zealand operations. The lower effective tax rate during the forty weeks ended August 31, 2007 was due primarily to the signing of an advance pricing agreement we entered into with the Internal Revenue Service on May 11, 2007, in connection with intercompany transfer pricing arrangements beginning in fiscal 2004. As a result of the agreement, we reduced our income tax contingency reserves, resulting in an income tax benefit of $1.8 million.

         Equity Method Investment Gain (Loss), Net of Tax.    We record our share in the income or losses of NeuCo as equity method investment gain (loss) in the statements of income. The equity method investment loss decreased by $0.4 million to $0.1 million for the forty weeks ended August 29, 2008 from $0.5 million for the forty weeks ended August 31, 2007.

         Net Income.    Net income decreased by $15.5 million, or 69.6%, to $6.8 million for the forty weeks ended August 29, 2008 from $22.3 million for the forty weeks ended August 31, 2007. The decrease in net income is due primarily to the charges related to employee separation, office closures, and the divestiture of the majority of our Australia and New Zealand-based operations, as well as a decrease in revenue. Diluted net income per share decreased 65.7% to $0.62 per share for the forty weeks ended August 29, 2008 from $1.81 per share for the forty weeks ended August 31, 2007. Net income decreased at a greater rate than diluted net income per share because diluted weighted average shares outstanding decreased 1,344,000 shares, or 10.9%, to approximately 10,978,000 shares for the forty weeks ended August 31, 2008 from approximately 12,322,000 shares for the forty weeks ended August 31, 2007. The decrease in diluted weighted average shares outstanding for fiscal 2008 is primarily due to repurchases of common stock under our share repurchase program and a decrease in common stock equivalents from employee stock option and restricted share awards and shares underlying CRA's convertible debt, partially offset by stock issued due to stock option exercises.

Liquidity and Capital Resources

         General.    In the forty weeks ended August 29, 2008, we had a net increase in cash and cash equivalents of $12.9 million. We completed the quarter with cash and cash equivalents of $113.5 million, and working capital (defined as current assets less current liabilities) of $159.6 million. Subsequent to August 29, 2008, due to recent activity in the U.S. financial markets which has created uncertainty in the stability of investments, we moved a portion of our investment portfolio into more conservative investments, such as Treasury bills. As a result, our overall yield on our investments may decline in the short-term.

        We believe that current cash balances, cash generated from operations, and amounts available under our bank line of credit will be sufficient to meet our anticipated working capital, capital expenditure, and contingent consideration payment requirements for at least the next 12 months.

         Sources and Uses of Cash in the forty weeks ended August 29, 2008.    During the first forty weeks of fiscal 2008, net cash provided by operations was $33.1 million. The sources of cash in operations included net income of $6.8 million, which included depreciation and amortization expense of $7.2 million, share-based compensation expense of $5.4 million, losses on the disposal of property and equipment of $2.1 million, and the write down of goodwill and intangible assets of $1.4 million. Other sources of cash were decreases in accounts receivable of $18.3 million, unbilled services of $6.5 million, deferred income taxes of $4.9 million, and deferred rent of $3.5 million. The sources of cash in operations were offset by uses of cash including decreases in accounts payable, accrued expenses, and other liabilities of $15.3 million and an increase in prepaid expenses and other assets of $7.0 million.

        We used $10.1 million of net cash from investing activities for the first forty weeks of fiscal 2008, which included $7.8 million for capital expenditures, $3.8 million for payments on notes receivables, and $1.7 million for the payment of additional consideration relating to acquisitions. The additional consideration was earned and recorded as an addition to goodwill during fiscal 2007 and fiscal 2008. These payments were partially offset by $1.8 million in dividends received for our investment in NeuCo and $1.4 million in proceeds from divesting the majority of our Australian-based operations.

        We used $10.1 million of net cash from financing activities for the first forty weeks of fiscal 2008. Cash used in financing activities was primarily used to repurchase 369,047 shares of our common stock for approximately $11.8 million in cash. In June 2007, we announced that our Board of Directors authorized a multi-year share repurchase program of up to a total of 1,500,000 shares of our common stock. We have now repurchased 1,284,282 of the shares authorized by the 1,500,000 share repurchase program. The common stock repurchases were partially offset by proceeds from the exercise of stock options of $2.2 million.

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

        Pursuant to the terms of the indenture governing the debentures, since the closing stock price did not equal or exceed the $50 per share contingent conversion trigger price for 20 out of 30 consecutive trading days ended on August 29, 2008, the market price conversion trigger was not satisfied and holders of the debentures are not able to exercise their right to convert the bonds as of the first trading day of the fourth quarter of fiscal 2008. This test is repeated each fiscal quarter. We believe that in the event the contingent conversion trigger price is met, it is unlikely that a significant percentage of bondholders will exercise their right to convert because the debentures have traded at a premium over their conversion value. Since the holders of the debentures are not able to exercise their right to convert the bonds as of August 29, 2008, we have classified the $90.0 million convertible debt as long-term debt as of August 29, 2008, in the accompanying condensed consolidated balance sheet. Our revolving line of credit to borrow up to $90.0 million expires on April 30, 2010 and it is our intention to renew or replace the line of credit, as desirable and available, which would allow us to continue to classify our convertible debentures as long-term debt, rather than short-term in future years. In addition, the line of credit gives us additional flexibility to meet any unforeseen financial requirements.

        As early as June 15, 2011 or upon certain specified fundamental changes, we may be required to repurchase all or any portion of the debentures, at the option of each holder, which, in the event of a fundamental change involving a change of control of our firm, may include the payment of a make-whole premium.

         Borrowings under the Revolving Line of Credit.    We are party to a senior loan agreement with our bank for a $90.0 million revolving line of credit with a maturity date of April 30, 2010. Subject to the terms of the agreement, we may use borrowings under this line of credit for acquisition financing, working capital, general corporate purposes, letters of credit, and foreign exchanges contracts. The available line of credit is reduced, as necessary, to account for certain letters of credit outstanding. The $90.0 million credit facility allows us to mitigate the potential liquidity risk, and to provide funding if required, in the event of conversion by the debenture holders. Funds available under the expanded facility will allow us to continue to classify up to $90.0 million of our convertible debentures as long-term debt, rather than short-term, and will give us additional flexibility to meet any unforeseen financial requirements. There were no amounts outstanding under this line of credit as of August 29, 2008, and the line of credit then available was $84.7 million, reduced for letters of credit outstanding.

        Borrowings under our credit facility bear interest, at our option, either at LIBOR plus an applicable margin or at the prime rate. Applicable margins range from 0.75% to 1.50%, depending on the ratio of our consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the preceding four fiscal quarters, subject to various adjustments stated in the senior loan agreement. These margins are adjusted both quarterly and each time we borrow under the credit facility. Interest is payable monthly. A commitment fee of 0.165% is payable on the unused portion of the credit facility. Borrowings under the credit facility are secured by 100% of the stock of certain of our U.S. subsidiaries and by 65% of the stock of certain of our foreign subsidiaries, amounting to net assets of approximately $92.4 million as of August 29, 2008.

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

        As of August 29, 2008, we were in compliance with our covenants under the senior credit agreement.

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

        In June 2007, we announced that our Board of Directors authorized a share repurchase program of up to a total of 1,500,000 shares of our common stock. We will finance the repurchase program with available cash and cash from future operations. We may repurchase shares in open market purchases or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. Through the third quarter of fiscal 2008, we have repurchased 1,284,282 shares under this plan for approximately $55.3 million. We expect to continue to repurchase shares under the share repurchase program.

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

        The majority of our operations are based in the U.S., and accordingly, the majority of our transactions are denominated in U.S. dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of foreign currencies. Our primary foreign currency exposures relate to our short-term intercompany balances with our foreign subsidiaries and accounts receivable and cash valued in the United Kingdom in U.S. dollars. Our primary foreign subsidiaries have functional currencies denominated in the British pound, Australian dollar, and Euro, and foreign denominated assets and liabilities are remeasured each reporting period with any exchange gains and losses recorded in our consolidated statements of operations. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies and the Euro and the British pound. Based on currency exposures existing at August 29, 2008, a hypothetical 10% movement in foreign exchange rates would not expose us to significant gains or losses in earnings or cash flows.

        From time to time, we may use derivative instruments to manage the risk of exchange rate fluctuations. During the third quarter of fiscal 2008, we entered into a forward contract to mitigate the cash and income statement impact of fluctuations in a foreign currency. At August 29, 2008, we held a forward exchange contract of $2.8 million to hedge a short term loan receivable in a foreign currency that settled subsequent to the third quarter of fiscal 2008. At August 29, 2008, the net gain recognized on the forward foreign exchange contract amounted to $17,000, and was recorded in earnings and prepaid and other assets on the condensed consolidated financial statements.

Interest Rate Risk

        We maintain an investment portfolio consisting mainly of investment grade money market funds, corporate obligations and government obligations with a weighted average maturity of less than one year. These held-to-maturity securities are subject to interest rate risk. However, a hypothetical change in the interest rate of 10% would not have a material impact to the fair values of these securities at August 29, 2008 primarily due to their short maturity and our intent to hold the securities to maturity. There have been no significant changes since November 24, 2007.

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

Evaluation of Changes in Internal Control over Financial Reporting

        Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we have determined that, during the third quarter of fiscal 2008, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to affect, materially our internal control over financial reporting.

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

Our failure to manage growth successfully could adversely affect our revenues and results of operations

        Any failure on our part to manage growth successfully could adversely affect our revenues and results of operations. Over the last several years, we have opened offices in new geographic areas, including foreign locations, and expanded our employee base as a result of internal growth and acquisitions, and we may continue to do so in the future. Opening and managing new offices often requires extensive management supervision and increases our overall selling, general, and administrative expenses. Expansion creates new and increased management, consulting, and training responsibilities for our employee consultants. Expansion also increases the demands on our internal systems, procedures, and controls, and on our managerial, administrative, financial, marketing, and other resources. We depend heavily upon the managerial, operational, and administrative skills of our executive officers, to manage our expansion. New responsibilities and demands may adversely affect the overall quality of our work.

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

  •
  the impact of differences in the legal and regulatory environment in foreign jurisdictions, as well as U.S. laws and regulations related to our foreign operations;

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

Our business could suffer if we are unable to hire and retain additional qualified consultants as employees

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

Global market and credit conditions, and regulatory and legislative changes affecting our clients, practice areas, competitors, or staff could have an impact on our business

        Overall global market and credit conditions in the industries we service could impact the market for our services. A number of factors outside of our control include the availability of credit, the costs and terms of borrowing, merger and acquisition activity, and general economic factors and business conditions. Similarly, many of our clients are in highly regulated industries. Regulatory and legislative changes in these industries could also impact the market for our service offerings and could render our current service offerings obsolete, reduce the demand for our services, or impact the competition for consulting and expert services. For example, potential changes in the patent laws could have a significant impact on our intellectual property practice. We are not able to predict the positive or negative effects that future events or changes to the U.S. or international business environment could have on our operations.

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

The market price of our common stock may be volatile

        The market price of our common stock has fluctuated widely and may continue to do so. For example, from September 1, 2007, to August 29, 2008, the trading price of our common stock ranged from a high of $53.99 per share to a low of $22.11 per share. Many factors could cause the market price of our common stock to rise and fall. Some of these factors are:

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

Our debt obligations may adversely impact our financial performance

        In June and July of 2004, we issued a total of $90.0 million of 2.875% convertible senior subordinated debentures due 2034. We had previously operated with little or no debt, and our previous payments of interest had not been material. The interest we are required to pay on these debentures reduces our net income each year and will continue to do so until the debentures are no longer outstanding. The terms of the debentures also include provisions that could accelerate our obligation to repay all amounts outstanding under the debentures if certain events happen, such as our failure to pay interest in a timely manner, failure to pay principal upon redemption or repurchase, failure to deliver cash, shares of common stock, or other property upon conversion and other specified events of default. In addition, on June 15, 2011, June 15, 2014, June 15, 2019, June 15, 2024 and June 15, 2029, or following specified fundamental changes, holders of the debentures may require us to repurchase their debentures for cash. On December 14, 2004, we irrevocably elected to settle with cash 100% of the principal amount of the debentures upon conversion thereof, and holders of the debentures may convert them if our stock price exceeds $50 per share for at least 20 out of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. Because the closing price of our common stock did not equal or exceed the $50 per share contingent conversion trigger price for 20 out of the 30 consecutive trading days ended on August 29, 2008, holders of the debentures are not able to exercise their right to convert the bonds during our fourth fiscal quarter ending on November 29, 2008. This test is repeated each fiscal quarter. To date, no conversions have occurred. On June 20, 2005, we amended our loan agreement with our bank to increase the existing line of credit from $40.0 million to $90.0 million to mitigate the potential liquidity risk, and to provide funding if required, in the event of conversion by the debenture holders. We intend to use the amounts available under our bank line of credit, in the event debenture holders exercise their rights to convert. The degree to which we are leveraged could adversely affect our ability to obtain further financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        (a)   On July 9, 2008, we issued an aggregate of 5,090 shares of our common stock to the former shareholders of Lee & Allen Consulting Limited as a result of the achievement of certain milestones related to our acquisition of Lee & Allen. We relied on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, for transaction by an issuer not involving any public offering.

        On August 15, 2008, we issued an aggregate of 9,956 shares of our common stock to the former shareholders of Economics of Competition and Litigation Limited, or ECL, as a result of the achievement of certain milestones related to our acquisition of ECL. We relied on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, for transaction by an issuer not involving any public offering.

        (b)   Not applicable.

        (c)   The following table provides information about our repurchases of shares of our common stock during the sixteen weeks ended August 29, 2008. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the quarter into four equal periods of four weeks.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
May 10, 2008, to June 6, 2008	—		—		—	215,718
June 7, 2008, to July 4, 2008	2,790	(2),(3)	$39.22	(2),(3)	—	215,718
July 5, 2008, to August 1, 2008	1,222	(2)	$36.83	(2)	—	215,718
August 2, 2008, to August 29, 2008	—		—		—	215,718

(1)
On June 14, 2007, we issued a press release announcing that our board of directors has approved the repurchase from time to time of up to 1,500,000 shares of our common stock, of which 1,284,282 shares of common stock were purchased in prior quarters and no shares were purchased in the third quarter of fiscal 2008. As of August 29, 2008, 215,718 shares of our common stock remain available for repurchase under this plan.

(2)
During the indicated periods, we accepted 2,794 shares of our common stock as a tax withholding from certain of our employees, in connection with the vesting of restricted shares that occurred during the indicated period, pursuant to the terms of our 2006 equity incentive plan.

(3)
During the indicated period, we repurchased 1,218 shares of our common stock from one of our non-employee experts, based on the contractual right of first purchase contained in the non-employee expert's consulting agreement with us.

ITEM 3.    Defaults Upon Senior Securities

        None.

ITEM 4.    Submission of Matters to a Vote of Security Holders

        None.

ITEM 5.    Other Information

        None.

ITEM 6.    Exhibits

Item No.	Description
10.1	Seventeenth Amendment to Lease dated as of February 6, 2008 by and between 100 & 200 Clarendon LLC and CRA International, Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on August 4, 2008).
10.2	Eighteenth Amendment to Lease dated as of July 29, 2008 by and between 100 & 200 Clarendon LLC and CRA International, Inc. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on August 4, 2008).
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1	Section 1350 certification

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRA INTERNATIONAL, INC.
Date: October 3, 2008	By:	/s/ JAMES C. BURROWS James C. Burrows President, Chief Executive Officer
Date: October 3, 2008	By:	/s/ WAYNE D. MACKIE Wayne D. Mackie Executive Vice President, Treasurer, Chief Financial Officer

EXHIBIT INDEX

Item No.	Description
10.1	Seventeenth Amendment to Lease dated as of February 6, 2008 by and between 100 & 200 Clarendon LLC and CRA International, Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on August 4, 2008).
10.2

Eighteenth Amendment to Lease dated as of July 29, 2008 by and between 100 & 200 Clarendon LLC and CRA International, Inc. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on August 4, 2008).
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1	Section 1350 certification