Form 10-K
period 2008-11-29
CRA INTERNATIONAL, INC.
filed 2009-02-12
CIK 1053706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 29, 2008

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

         The aggregate market value of the stock held by non-affiliates of the registrant as of May 9, 2008, the last business day of the registrant's most recently completed second fiscal quarter, (based on the closing sale price of $32.55 as quoted on the NASDAQ Global Select Market as of that date) was approximately $328.7 million. Outstanding shares of common stock beneficially owned by executive officers and directors of the registrant and certain related entities have been excluded from this computation because these persons may be deemed to be affiliates. The fact that these persons have been deemed affiliates for purposes of this computation should not be considered a conclusive determination for any other purpose.

         As of February 10, 2009, CRA had outstanding 10,902,246 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

         The information required for Part III of this annual report is incorporated by reference from the registrant's definitive proxy statement for its 2009 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended November 29, 2008.

CRA INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED NOVEMBER 29, 2008

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

        We offer consulting services in two broad areas: litigation, regulatory, and financial consulting and business consulting. Excluding our NeuCo subsidiary, these two areas represented approximately 99% of our consolidated revenues in fiscal 2008. We provide our services primarily through our highly credentialed and experienced staff of employee consultants. As of November 29, 2008, we employed 610 consultants, including approximately 128 employee consultants with doctorates and approximately 230 employee consultants with other advanced degrees. Our employee consultants have backgrounds in a wide range of disciplines, including economics, business, corporate finance, materials sciences, and engineering. We are extremely selective in our hiring of consultants, recruiting from leading universities, industry, and government. Many of our employee consultants are nationally or internationally recognized as experts in their respective fields and have published scholarly articles, lectured extensively, and have been quoted in the press. To enhance the expertise we provide to our clients, we maintain close working relationships with a select group of renowned academic and industry non-employee experts.

        Our business is diversified across multiple dimensions, including service offerings, vertical industry coverage, areas of functional expertise, client base, and geography. Through 21 offices located around the world, we provide multiple services across 23 areas of functional expertise to hundreds of clients across 17 vertical industries. We believe this diversification reduces our dependence on any particular market, industry, or geographic area.

        We provide consulting services to corporate clients and attorneys in a wide range of litigation and regulatory proceedings, providing high-quality research and analysis, expert testimony, and comprehensive support in litigation and regulatory proceedings in all areas of finance, accounting, financial economics, risk management, insurance, and forensic accounting and investigations. We also use our expertise in economics, finance, and business to offer law firms, businesses, and government agencies services related to class certification, damages analysis, expert reports and testimony, regulatory analysis, strategy development, valuation of tangible and intangible assets, risk management, and transaction support. In our business consulting services, we use our expertise in economics, finance, and business analysis to offer our clients such services as strategy development, performance improvement, corporate portfolio analysis, estimation of market demand, new product pricing strategies, valuation of intellectual property and other assets, assessment of competitors' actions, and analysis of new sources of supply. Our analytical expertise in advanced economic and financial methods is complemented by our in-depth expertise in specific industries, including aerospace and defense; banking and capital markets; chemicals; energy and utilities; financial services; healthcare; insurance; manufacturing; media; mining, metals and materials; oil and gas; pharmaceuticals; real estate; retail; sports; telecommunications; and transportation.

        We have completed thousands of engagements for clients around the world, including domestic and foreign companies; federal, state, and local domestic government agencies; governments of foreign countries; public and private utilities; and national and international trade associations. Our clients come from a broad range of industries, with our top 10 clients in fiscal 2008 accounting for approximately 18% of our revenues and no single client accounting for more than 5% of our revenues. We also work with many of the world's leading law firms. We experience a high level of repeat business; in fiscal 2008, approximately 91% of our revenues resulted from either ongoing engagements or new engagements for existing clients.

        We deliver our services through a global network of 21 coordinated offices. Headquartered in Boston, we have offices throughout North America, Europe, the Middle East, and Asia.

Industry Overview

        The global economic downturn has created immense challenges for businesses. Companies across industry sectors are seeking new strategies appropriate for the current environment, as well as greater operational efficiencies. To accomplish these objectives, they must constantly gather, analyze, and use information wisely to assure that business decisions are well-informed.

        Businesses are operating in an increasingly complex environment. Technology has provided companies with almost instantaneous access to a wide range of internal information such as supply costs, inventory values, and sales and pricing data, as well as external information such as market demand forecasts and customer buying patterns. The Internet has changed traditional distribution channels, thereby eliminating barriers to entry in many industries and spurring new competition. At the same time, markets are becoming increasingly global, offering companies the opportunity to expand their presence throughout the world and exposing them to increased competition and the uncertainties of foreign operations. Many industries are consolidating as companies pursue mergers and acquisitions in response to an increase in competitive pressures and to expand their market opportunities. In addition, companies are increasingly relying on technological and business innovations to improve efficiency, thus increasing the importance of strategically analyzing their businesses and developing and protecting new technology. The increasing complexity and changing nature of the business environment are also forcing governments to modify their regulatory strategies. For example, industries such as healthcare are subject to frequently changing regulations, and other industries, such as telecommunications and electric power, have been significantly impacted by deregulation. Similarly, the Sarbanes-Oxley Act of 2002 significantly enhanced the financial disclosure requirements applicable to public companies. These constant changes in the regulatory environment have led to frequent litigation and interaction with government agencies as companies attempt to interpret and react to the implications of this changing environment. Furthermore, as the general business and regulatory environment becomes more complex, corporate litigation has also become more complicated, protracted, expensive, and important to the parties involved.

        As a result, companies are increasingly relying on sophisticated economic and financial analysis to solve complex problems and improve decision-making. Economic and financial models provide the tools necessary to analyze a variety of issues confronting businesses, such as interpretation of sales data, effects of price changes, valuation of assets, assessment of competitors' activities, evaluation of new products, and analysis of supply limitations. Governments are also relying, to an increasing extent, on economic and finance theory to measure the effects of anticompetitive activity, evaluate mergers and acquisitions, change regulations, implement auctions to allocate resources, and establish transfer pricing rules. Finally, litigants and law firms are using economic and finance theory to help determine liability and to calculate damages in complex and high-stakes litigation. As the need for complex economic and financial analysis becomes more widespread, companies and governments are turning to outside consulting firms, such as ours, for access to the independent, specialized expertise, experience, and prestige that are not available to them internally.

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

        Strong Reputation for High-Quality Consulting; High Level of Repeat Business.    For more than 40 years, we have been a leader in providing sophisticated economic analysis and original, authoritative advice to clients involved in complex litigation and regulatory proceedings. As a result, we believe we have established a strong reputation among leading law firms and business clients as a preferred source of expertise in economics, finance, business, and strategy consulting, as evidenced by our high level of repeat business and significant referrals from existing clients. In fiscal 2008, approximately 91% of our revenues resulted from ongoing engagements or new engagements from repeat clients. In addition, we believe our significant name recognition, which we developed as a result of our work on many high-profile litigation and regulatory engagements, has enhanced the development of our business consulting practice.

        Highly Educated, Experienced, and Versatile Consulting Staff.    We believe our most important asset is our base of employee consultants, particularly our senior consultants. Of our 610 employee consultants as of November 29, 2008, 418 were either vice presidents, principals, associate principals, senior associates, or consulting associates, of whom approximately 80% have a doctorate or other advanced degree. Many of these senior employee consultants are nationally or internationally recognized as experts in their respective fields. In addition to their expertise in a particular field, most of our employee consultants are able to apply their skills across numerous practice areas. This flexibility in staffing engagements is critical to our ability to apply our resources as needed to meet the demands of our clients. As a result, we seek to hire consultants who not only have strong analytical skills but who are also creative, intellectually curious, and driven to develop expertise in new practice areas and industries.

        Global Presence.    We deliver our services through a global network of 21 coordinated offices. Headquartered in Boston, we have offices throughout North America, Europe, the Middle East, and Asia. Many of our clients are multi-national firms with issues that cross international boundaries, and we believe our global presence provides us with a competitive advantage to address complex issues that span countries and continents. Our global presence also gives us access to many of the leading experts around the world on a variety of issues, allowing us to expand our knowledge base and areas of functional expertise.

        Diversified Business.    Our business is diversified across multiple dimensions, including service offerings, vertical industry coverage, areas of expertise, client base, and geography. Through 21 offices located around the world, we provide multiple services across 23 areas of functional expertise to hundreds of clients across 17 vertical industries. By maintaining expertise in multiple industries, we are able to offer clients creative and pragmatic advice tailored to their specific markets. By offering clients economic, financial, and management consulting services, we are able to satisfy an array of client needs, ranging from expert testimony for complex lawsuits to designing global business strategies. This broad range of expertise enables us to take an interdisciplinary approach to certain engagements, combining economists and experts in one area with specialists in other disciplines. We believe this diversification reduces our dependence on any particular market, industry, or geographic area. Furthermore, our finance and litigation and applied economics businesses are driven primarily by regulatory changes and high-stakes legal proceedings, which typically occur without regard to the business cycle. Our diversity also enhances our expertise and the range of issues that we can address on behalf of our clients.

        Integrated Business.    We manage our business on an integrated basis through our global network of 21 offices and 23 areas of functional expertise. Each of our practice areas operates and is managed across geographic borders and has representative officers and other consultants in several of our offices. We view these cross-border practices as integral to our success and key to our management approach. Our practices cross-staff extensively and share consulting approaches, technical data and analysis, research, and marketing strategies across borders. When we acquire companies, our practice is to rapidly integrate systems, procedures, and people into our business model. In addition to sharing our intellectual property assets globally, we encourage geographic collaboration among our practices by including a consultant's overall contribution to our practices as a factor in determining a consultant's annual bonus.

        Diversified Client Base.    We have completed thousands of engagements for clients in a broad range of industries around the world. In fiscal 2008, our top 10 clients accounted for approximately 18% of our revenues, with no single client accounting for more than 5% of our revenues. Our clients include major firms in: aerospace and defense; banking and capital markets; chemicals; energy and utilities; financial services; healthcare; insurance; manufacturing; media; mining, metals, and materials; oil and gas; pharmaceuticals; real estate; retail; sports; telecommunications; and transportation.

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

        Access to Leading Academic and Industry Experts.    To enhance the expertise we provide to our clients, we maintain close working relationships with a select group of non-employee experts. Depending on client needs, we use non-employee experts for their specialized expertise, assistance in conceptual problem-solving, and expert witness testimony. We work regularly with renowned professors at such institutions as Cornell University, Georgetown University, Harvard University, the Massachusetts Institute of Technology, Stanford University, Texas A&M University, the University of California at Berkeley, the University of California at Los Angeles, the University of Toronto, the University of Virginia, and other leading universities. These experts also generate business for us and provide us access to other leading academic and industry experts. By establishing affiliations with these prestigious experts, we further enhance our reputation as a leading source of sophisticated economic and financial analysis. We have exclusive relationships with 44 non-employee experts and non-exclusive relationships with numerous additional experts.

Services

        We offer services in two broad areas: litigation, regulatory, and financial consulting and business consulting. Engagements in our two service areas often involve similar areas of expertise and address related issues, and it is common for our consultants to work on engagements in both service areas. Together, these two service areas comprised approximately 99% of our consolidated revenues in fiscal 2008, and approximately 1% came from our NeuCo subsidiary.

Litigation, Regulatory, and Financial Consulting

        In our litigation, regulatory, and financial consulting practices, we usually work closely with law firms on behalf of one or more companies involved in litigation or regulatory proceedings. Many of the lawsuits and regulatory proceedings in which we are involved are high-stakes matters, such as obtaining regulatory approval of a pending merger or analyzing possible damages awards in a securities fraud case. The ability to formulate and communicate effectively powerful economic and financial arguments to courts and regulatory agencies is often critical to a successful outcome in litigation and regulatory proceedings. Through our highly educated and experienced consulting staff, we apply advance analytic techniques in economics and finance to complex engagements for a diverse group of clients. Our consultants work with law firms to assist in developing the theory of the case, preparing the testimony of expert witnesses from among our employees and from among our non-employee experts and others in academia. In addition, our consultants provide general litigation support, including reviewing legal briefs and assisting in the appeals process.

        The following is a summary of the areas of functional expertise that we offer in litigation, regulatory, and financial consulting engagements.

Areas of Functional Expertise	Description of Services
Enterprise Risk Management	Advise large financial institutions and corporations on risk strategy and development; strategic risk; process, governance, and measurements; analytics and reporting; and technology architecture.
Financial Accounting & Valuation	Advise corporate clients on commercial and shareholder disputes; corporate finance damages advisory; corporate investigations; due diligence; financial accounting; valuation and litigation support and expert testimony, including both liability and damages.
Financial Economics	Consulting and expert testimony on matters relating to economics and finance in arbitration, other litigation proceedings, and regulatory design and implementation. Analyses include valuations and damages associated with breaches of contract, national laws, and international treaties and the effects of market rules, processes, and contracts on prices and competition. Also, matters involving financial services regulation, optimal pricing decisions, structuring contracts, and understanding competition in financial services markets.
Financial Markets	Provide consulting services to corporate clients, law firms, and government agencies. Service offerings include the areas of securities litigation; securities markets and financial institutions; valuation and damages; and other types of financial litigation.

Areas of Functional Expertise	Description of Services
Forensic Services	Advise major law firms, regulators, wealthy individuals, and corporations in areas of accountancy expert witness; anti-money laundering; computer forensics expert witness; data analytics; forensic technology; corporate investigations; fraud risk management; and IT risk and security.
Global Antitrust & Competition Economics	Provide expert testimony and analysis to support law firms and their clients involved in antitrust litigation. Areas of expertise include collusion and cartels, monopolization, abuse of dominance, monopsony, and vertical restrictions.
Insurance Economics	Advise insurers, regulators, and legislators in areas of management, insurance products, and litigation and regulation.
Intellectual Property	Provide expert analysis and testimony relating to intellectual property litigation, valuation, transactions, strategy, and intelligence. Services also include estimating lost profits, reasonable royalties, unjust enrichment, and prejudgment interest.
International Arbitration	Provide economic expertise in international arbitration cases brought under bilateral investment treaties and arbitration clauses in contracts between firms. Assist clients and counsel in assessing causation and quantifying damages using sophisticated modeling and analytical techniques and presenting findings to arbitration authorities.
Labor & Employment	Provide expert witness and litigation support services relating to equal employment opportunity claims under Title VII, the Age Discrimination in Employment Act (ADEA), the Equal Pay Act (EPA), and the Americans with Disabilities Act (ADA). Services include conducting proactive analyses of employment and contracting practices, monitoring consent decrees and settlement agreements, designing information systems to track relevant employment data, and analyzing liability and assessing damages under the Fair Labor Standards Act (FLSA) and state-specific wage and hour laws.
Mergers & Acquisitions	Provide economic analysis to assist clients in obtaining domestic and foreign regulatory approvals in proceedings before government agencies such as the U.S. Federal Trade Commission, the U.S. Department of Justice, the Merger Task Force at the European Commission, and the Canadian Competition Bureau. Analyses include simulating the effects of mergers on prices, estimating demand elasticities, designing and administering customer and consumer surveys, and studying possible acquisition-related synergies.
Regulation	Provide and support expert witness testimony in regulatory proceedings, assist clients in understanding and mitigating regulatory risks and exposures, prepare policy studies that help develop the basis for sound regulatory policy, assist counsel with drafting regulatory filings, and advise on regulations pertaining to environmental protection, employment, and health and safety.

Areas of Functional Expertise	Description of Services
Services to Financial Institutions	Provide expert analysis, testimony, and advisory services to corporate clients, regulatory authorities, and attorneys working within the financial services sector. Help design and assess the impact of regulatory reforms within the financial services sector, work with clients and counsel to provide expert analysis and testimony in complex commercial and criminal litigation, and advise financial institutions looking to mitigate risks, improve regulatory compliance strategies, or address business challenges arising from changes in their industry.
Transfer Pricing	Provide expert analysis and testimony to support law firms and other clients in all phases of the tax cycle, including planning, documentation, and tax valuation. Also provide audit defense and support in alternative dispute resolution or litigation in proceedings involving the Internal Revenue Service, the Tax Division of the U.S. Department of Justice, state and municipal tax authorities, and foreign tax entities.

Business Consulting

        Our business consulting practices offer a mix of industry and functional expertise to help companies address and solve their most difficult and complex business problems. We advise clients in a broad range of industries on how to succeed in uncertain, rapidly-changing environments by generating growth, creating value, and enhancing shareholder wealth.

        Additionally, we challenge clients to develop fresh approaches by sharing industry insights, focusing on facts, and questioning tradition. We support clients in implementation by setting priorities, focusing resources, and aligning operations; and we get results by helping clients make distinctive, substantial improvements in their organizations' performance.

        The following is a summary of the areas of functional expertise that we offer in business consulting.

Areas of Functional Expertise	Description of Services
Auctions & Competitive Bidding	Provide expert witness testimony for and advise businesses, governments, bidders, and other market participants on auction and market design, implementation, monitoring, and participation.
Competitive Strategy	Advise CEOs and executive management teams on corporate and business unit strategy, market analysis, portfolio management, pricing strategy, and product positioning.
Environmental Strategy	Provide expert witness testimony for and advise companies on corporate strategy to address risks and uncertainties surrounding greenhouse gas policy; environmental strategic compliance options with regulations/legislation; emissions trading planning surrounding cap-and-trade policies; regulatory/litigation support in conflict situations involving costs/damages resulting from claims related to the environment; and identification of business opportunities that could relate to environmental trends.
Intellectual Property & Technology Management	Advise top management, investors, and boards on technology strategy and planning, R&D management, commercialization, technology market evaluation, intellectual property management, and portfolio and resource management.

Areas of Functional Expertise	Description of Services
Litigation & Arbitration Support	Provide expert witness testimony for and advise law firms, corporate counsel, and regulatory agencies on litigation and regulatory proceedings in areas of antitrust, damages, labor and employment, and product liability. Additionally, advise insured parties, underwriters, and their counsel with comprehensive services, including merit assessment, quantum analysis, presentation of findings, and assistance in settlement negotiations on commercial, institutional, and capital-intensive projects.
Organization & Performance Improvement	Advise corporate clients in areas of revenue growth drivers; operating margin drivers; asset efficiency drivers; key enablers; and performance management and metrics.
Public Policy & Regulatory Economics	Provide and support expert witness testimony in regulatory proceedings by assisting clients in understanding and mitigating regulatory risks and exposures, preparing policy studies that help develop the basis for sound regulatory policy, assisting counsel with drafting regulatory filings, and advising on regulations pertaining to environmental protection, employment, and health and safety.
Risk Management	Provide expert witness testimony for and advise large financial institutions and corporations in areas of governance and strategy; process; analytics; and technology related to risk management.
Transaction Advisory Services	Advise business leaders, including buyers and sellers, in the areas of due diligence; mergers and acquisitions; private equity; and valuation.

        During fiscal 2008, we operated under three platforms: (i) finance, (ii) litigation and applied economics, and (iii) business consulting. Our finance platform provided services in enterprise risk management, financial accounting and valuation, financial markets, forensic services, insurance economics, and legal business consulting. Our litigation and applied economics platform provided services in financial economics, global antitrust and competition economics, intellectual property, international arbitration, international trade, labor and employment, mergers and acquisitions, regulation, and services to financial institutions. Our business consulting platform offered services in auctions and competitive bidding, competitive strategy, environmental strategy, intellectual property and technology management, litigation and arbitration support, organization and performance improvement, public policy and regulatory economics, risk management, and transaction advisory services. In 2008, we discontinued our capital projects and legal business consulting services.

Industry Expertise

        We believe our ability to combine expertise in advanced economic and financial methods with in-depth knowledge of particular industries is one of our key competitive strengths. By maintaining expertise in certain industries, we provide clients practical advice tailored to their specific markets. This industry expertise, which we developed over decades of providing sophisticated consulting services to a diverse group of clients in many industries, differentiates us from many of our competitors. We believe that we have developed a strong reputation and substantial name recognition within specific industries, which has lead to repeat business and new engagements from clients in those markets. While we provide services to clients in a wide variety of industries, we have particular expertise in the following industries:

  •
  Aerospace & Defense

  •
  Banking & Capital Markets

  •
  Chemicals

  •
  Energy and Utilities

  •
  Financial Service

  •
  Healthcare

  •
  Insurance

  •
  Manufacturing

  •
  Media

  •
  Mining, Metals, and Materials

  •
  Oil & Gas

  •
  Pharmaceuticals

  •
  Real Estate

  •
  Retail

  •
  Sports

  •
  Telecommunications

  •
  Transportation

Clients

        We have completed thousands of engagements for clients around the world, including domestic and foreign corporations; federal, state, and local domestic government agencies; governments of foreign countries; public and private utilities; and national and international trade associations. Very frequently, we work with major law firms who approach us on behalf of their own clients. While we have particular expertise in a number of industries, we provide services to a diverse group of clients in a broad range of industries. No single client accounted for more than 5% of our revenues in fiscal 2008. Our policy is to keep the identities of our clients confidential unless our work for the client is already publicly disclosed. See Note 13 of our Notes to Consolidated Financial Statements for a breakdown of our revenue by geographic region.

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

        We owned approximately 50% of the equity of NeuCo through the second quarter of fiscal 2006, as a result we had consolidated NeuCo's results with ours. In May 2006, NeuCo completed the acquisition of Ohio-based Pegasus Technologies, Inc., a majority-owned subsidiary of Rio Tinto America Services Company. As a result of the transaction, Pegasus equity holders received an equity interest in NeuCo equal to 26.5% of the outstanding common stock and consequently our interest in NeuCo was reduced to 36.4%. As such, during the third quarter of fiscal 2006, we began accounting for our remaining investment in NeuCo under the equity method of accounting. Our interest in NeuCo remained at 36.4% as of November 25, 2006 and November 24, 2007, respectively. Prior to deconsolidation, NeuCo achieved revenues of approximately $3.0 million and a net loss of approximately $280,000 in the first two quarters of fiscal 2006.

        During the fourth quarter of fiscal 2008, NeuCo reacquired 100% of Rio Tinto Energy America Services Company's investment in NeuCo. As a result of this transaction, our ownership interest in NeuCo increased to approximately 50% and our ownership represented control again. NeuCo's financial results since this transaction have been consolidated with ours and the portion of the results of operations of NeuCo allocable to its other owners is shown as "minority interest". NeuCo's revenues and net loss included in our consolidated statement of operations for fiscal 2008 totaled approximately $0.8 million and $71,000, respectively.

Human Resources

        On November 29, 2008, we had 823 employees, including 610 employee consultants, comprising 133 vice presidents, 285 other senior employee consultants (either principals, associate principals, senior associates, or consulting associates) and 192 junior consultants (either associates, analysts, or staff), as well as 213 administrative staff members. Vice presidents and principals generally work closely with clients, supervise junior consultants, provide expert testimony on occasion, and seek to generate business for CRA. Principals, associate principals, senior associates, and consulting associates typically serve as project managers and handle complex research assignments. Consulting associates, associates, and analysts gather and analyze data sets and complete statistical programming and library research.

        We derive most of our revenues directly from the services provided by our employee consultants. Our employee consultants were responsible for securing engagements that accounted for approximately 83% of our total revenues in fiscal 2008 and 86% of our total revenues in fiscal 2007, excluding reimbursable expenses. Our top five employee consultants generated approximately 11% of our total revenues in fiscal 2008 and fiscal 2007, respectively, excluding reimbursable expenses. Our employee consultants have backgrounds in many disciplines, including economics, business, corporate finance, accounting, materials sciences, and engineering. Approximately 80% of our senior employee consultants, consisting of vice presidents, principals, associate principals, senior associates, and consulting associates, have either a doctorate or another advanced degree in addition to substantial management, technical, or industry expertise. Of our total senior employee consulting staff of 418 as of November 29, 2008, approximately 128 have doctorates, and approximately 230 have other advanced degrees. We believe our financial results and reputation are directly related to the number and quality of our employee consultants.

        We are highly selective in our hiring of consultants, recruiting primarily from leading universities, industry, and government. We believe consultants choose to work for us because of our strong reputation; the credentials, experience, and reputation of our consultants; the opportunity to work on a diverse range of matters and with renowned non-employee experts; and our collegial atmosphere. We use a decentralized, team hiring approach. We recruit candidates from a select group of leading universities and degree programs.

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

        We maintain a discretionary bonus program through which we grant performance-based bonuses to our officers and other employees. The Compensation Committee of our Board of Directors, in its discretion, determines the bonuses to be granted to our officers, and our chief executive officer, in his discretion and in consultation with the Compensation Committee of our Board of Directors, approves the bonuses to be granted to our other employees, based on recommendations of the various committees supervising the employees' work. In fiscal 2007, our shareholders approved a performance- based plan for executive officers that allows us to deduct certain compensation paid to executive officers that would not otherwise be deductible under Section 162(m) of the Internal Revenue Code.

        In addition, we work closely with a select group of non-employee experts from leading universities and industry, who supplement the work of our employee consultants and generate business for us. In each of fiscal 2008 and 2007, six of our exclusive non-employee experts were responsible for securing engagements that accounted for approximately 12% and 11% of our revenues in those years, excluding fees charged to the engagement by the non-employee expert and reimbursable expenses. We believe these experts choose to work with us because of the interesting and challenging nature of our work, the opportunity to work with our quality-oriented consultants, and the financially rewarding nature of the work. Forty-four non-employee experts, generally comprising the more active of those with whom we work, have entered into restrictive covenant contracts, which, in some cases, include non-competition agreements, of varying lengths with us as of November 29, 2008.

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

        We derive the majority of new business from referrals by existing clients. We have worked with leading law firms across the country and believe we have developed a reputation among law firms as a preferred source of sophisticated economic advice for litigation and regulatory work. For our business consulting services, we also rely on referrals from existing clients, but supplement referrals with a significant amount of direct marketing to new clients through conferences, seminars, publications, presentations, and direct solicitations.

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

Continuing deterioration of global economic conditions, global market and credit conditions, and regulatory and legislative changes affecting our clients, practice areas, competitors, or staff could have an impact on our business

        Overall global economic conditions and global market and credit conditions in the industries we service could impact the market for our services. A number of factors outside of our control include the availability of credit, the costs and terms of borrowing, merger and acquisition activity, and general economic factors and business conditions. For example, the current global economic crisis and credit crunch may result in reduced merger and acquisition activity levels.

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

Our international operations create special risks

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

We depend upon key employees to generate revenue

        Our business consists primarily of the delivery of professional services, and accordingly, our success depends heavily on the efforts, abilities, business generation capabilities, and project execution capabilities of our employee consultants. In particular, our employee consultants' personal relationships with our clients are a critical element in obtaining and maintaining client engagements. If we lose the services of any employee consultant or group of employee consultants, or if our employee consultants fail to generate business or otherwise fail to perform effectively, that loss or failure could adversely affect our revenues and results of operations. Our employee consultants generated engagements that accounted for approximately 83% of our revenues in fiscal 2008 and approximately 86% in fiscal 2007, excluding reimbursable expenses. Our top five employee consultants generated approximately 11% of our revenues in fiscal 2008 and fiscal 2007, respectively, excluding reimbursable expenses.

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

  •
  loss of key acquired personnel;

  •
  increased costs to improve or coordinate managerial, operational, financial, and administrative systems including compliance with the Sarbanes- Oxley Act of 2002;

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

Competition from other economic, litigation support, and business consulting firms could hurt our business

        The market for economic, litigation support, and business consulting services is intensely competitive, highly fragmented, and subject to rapid change. We may be unable to compete successfully with our existing competitors or with any new competitors. In general, there are few barriers to entry into our markets, and we expect to face additional competition from new entrants into the economic and business consulting industries. In the litigation, regulatory, and financial consulting markets, we compete primarily with other economic and financial consulting firms and individual academics. In the business consulting market, we compete primarily with other business and management consulting firms, specialized or industry-specific consulting firms, the consulting practices of large accounting firms, and the internal professional resources of existing and potential clients. Many of our competitors have national or international reputations as well as significantly greater personnel, financial, managerial, technical, and marketing resources than we do, which could enhance their ability to respond more quickly to technological changes, finance acquisitions, and fund internal growth. Some of our competitors also have a significantly broader geographic presence than we do.

We depend on our antitrust and mergers and acquisitions consulting business

        We derived approximately 27% of our revenues in fiscal 2008, 26% of our revenues in fiscal 2007, and 27% of our revenues in fiscal 2006 from engagements in our antitrust and mergers and acquisitions practice areas. Any substantial reduction in the number or size of our engagements in these practice areas could adversely affect our revenues and results of operations. Adverse changes in general economic conditions, particularly conditions influencing the merger and acquisition activity of larger companies, could adversely affect engagements in which we assist clients in proceedings before the U.S. Department of Justice, the U.S. Federal Trade Commission, and various foreign antitrust authorities. An economic slowdown may have an adverse effect on mergers and acquisitions activity, which would reduce the number and scope of our engagements in this practice area. Any such downturn would adversely affect our revenues and results of operations.

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

Our failure to manage growth or execute our business strategy successfully could adversely affect our revenues and results of operations

        Any failure on our part to manage growth or execute our business strategy successfully could adversely affect our revenues and results of operations. In the future, we could open offices in new geographic areas, including foreign locations, and expand our employee base as a result of internal growth and acquisitions. Opening and managing new offices often requires extensive management supervision and increases our overall selling, general, and administrative expenses. Expansion creates new and increased management, consulting, and training responsibilities for our employee consultants. Expansion also increases the demands on our internal systems, procedures, and controls, and on our managerial, administrative, financial, marketing, and other resources. We depend heavily upon the managerial, operational, and administrative skills of our executive officers, to manage our expansion and business strategy. New responsibilities and demands may adversely affect the overall quality of our work.

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

We depend on our non-employee experts

        We depend on our relationships with our exclusive non-employee experts. In fiscal 2008 and fiscal 2007, six of our exclusive non-employee experts generated engagements that accounted for approximately 12% and 11% of our revenues in those years, respectively, excluding fees charged to the engagement by the non-employee expert and reimbursable expenses. We believe that these experts are highly regarded in their fields and that each offers a combination of knowledge, experience, and expertise that would be very difficult to replace. We also believe that we have been able to secure some engagements and attract consultants in part because we could offer the services of these experts. Most of these experts can limit their relationships with us at any time for any reason. These reasons could include affiliations with universities with policies that prohibit accepting specified engagements, the pursuit of other interests, and retirement.

        As of November 29, 2008, we had restrictive covenant contracts, which in some cases include non-competition agreements, with 44 of our non-employee experts. The limitation or termination of any of their relationships with us, or competition from any of them after these agreements expire, could harm our reputation, reduce our business opportunities and adversely affect our revenues and results of operations.

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

We derive our revenues from a limited number of large engagements

        We derive a portion of our revenues from a limited number of large engagements. If we do not obtain a significant number of new large engagements each year, our business, financial condition, and results of operations could suffer. Our ten largest engagements accounted for approximately 12% of our revenues in fiscal 2008, 11% in fiscal 2007, and 14% in fiscal 2006. Our ten largest clients accounted for approximately 18% of our revenues in fiscal 2008, and 19% in fiscal 2007 and fiscal 2006. In general, the volume of work we perform for any particular client varies from year to year, and due to the specific engagement nature of our practice, a major client in one year may not hire us in the following year.

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

Our clients may be unable to pay us for our services

        Our clients include some companies that may from time to time encounter financial difficulties, particularly during a downward trend in the economy. If a client's financial difficulties become severe, the client may be unwilling or unable to pay our invoices in the ordinary course of business, which could adversely affect collections of both our accounts receivable and unbilled services. On occasion, some of our clients have entered bankruptcy, which has prevented us from collecting amounts owed to us. The bankruptcy of a client with a substantial account receivable could have a material adverse effect on our financial condition and results of operations. A small number of clients who have paid sizable invoices later declared bankruptcy, and a court determination that we were not properly entitled to that payment may require repayment of some or all of the amount we received, which could adversely affect our financial condition and results of operations.

Our engagements may result in professional liability

        Our services typically involve difficult analytical assignments and carry risks of professional and other liability. Many of our engagements involve matters that could have a severe impact on the client's business, cause the client to lose significant amounts of money, or prevent the client from pursuing desirable business opportunities. Accordingly, if a client is dissatisfied with our performance, the client could threaten or bring litigation in order to recover damages or to contest its obligation to pay our fees. Litigation alleging that we performed negligently, disclosed client confidential information, or otherwise breached our obligations to the client could expose us to significant liabilities to our clients and other third parties and tarnish our reputation.

Our debt obligations may adversely impact our financial performance

        In 2004, we issued a total of $90.0 million of 2.875% convertible senior subordinated debentures due 2034. We had previously operated with little or no debt, and our previous payments of interest had not been material. The interest we are required to pay on these debentures reduces our net income each year and will continue to do so until the debentures are no longer outstanding. The terms of the debentures also include provisions that could accelerate our obligation to repay all amounts outstanding under the debentures if certain events happen, such as our failure to pay interest in a timely manner, failure to pay principal upon redemption or repurchase, failure to deliver cash, shares of common stock, or other property upon conversion and other specified events of default. In addition, on June 15, 2011, June 15, 2014, June 15, 2019, June 15, 2024 and June 15, 2029, or following specified fundamental changes, holders of the debentures may require us to repurchase their debentures for cash. On December 14, 2004, we irrevocably elected to settle with cash 100% of the principal amount of the debentures upon conversion thereof, and holders of the debentures may convert them if our stock price exceeds $50 per share for at least 20 out of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. The market price conversion trigger was not met during the fourth quarter of fiscal 2008 or the first quarter of fiscal 2009. Therefore, holders of the debentures are not able to exercise their right to convert the bonds during the first or second quarters of fiscal 2009. This test is repeated each fiscal quarter. To date, no holders have exercised their right to convert the bonds. However, during fiscal 2008, we repurchased convertible debentures in the principal amount of $10.2 million, on the open market, for approximately $9.2 million.

        In 2005, we amended our loan agreement with our bank to increase the existing line of credit from $40.0 million to $90.0 million to mitigate the potential liquidity risk, and to provide funding if required, in the event of conversion by the debenture holders. We intend to use the amounts available under our bank line of credit, in the event debenture holders exercise their rights to convert. The amounts available under our bank line of credit are constrained by various financial covenants and reduced by certain letters of credit outstanding. The degree to which we are leveraged could adversely affect our ability to obtain further financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to secure short-term and long-term debt or equity financing in the future, including our ability to refinance our current senior loan agreement, will depend on several factors, including our future profitability, the levels of our debt and equity, restrictions under our existing line of credit and the overall credit and equity market environments.

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

  •
  our ability to implement rate increases;

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

  •
  fluctuations in the results of our software subsidiary, NeuCo;

  •
  fluctuations in our provision for income taxes due to changes in income arising in various tax jurisdictions, valuation allowances, non-deductible expenses, and changes in estimates of our uncertain tax positions;

  •
  fluctuations in interest rates;

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

Fluctuations in the mix between the types of service contracts we enter into may adversely impact revenue and results of operations

        We derive a portion of our revenues from fixed-price contracts. In fiscal 2008 and fiscal 2007, we derived 8.3% and 6.6% of our revenues from fixed-price engagements, respectively. These contracts are more common in our business consulting practice, and would likely grow in number with any expansion of that practice. Fluctuations in our mix between time-and-material or fixed-price contracts or arrangements with fees tied to performance-based criteria, may result in fluctuations of revenue and results of operations. In addition, if we fail to estimate accurately the resources required for a fixed- price project or fail to satisfy our contractual obligations in a manner consistent with the project budget, we might generate a smaller profit or incur a loss on the project. On occasion, we have had to commit unanticipated additional resources to complete projects, and we may have to take similar action in the future, which could adversely affect our revenues and results of operations.

The market price of our common stock may be volatile

        The market price of our common stock has fluctuated widely and may continue to do so. For example, from November 25, 2007, to November 29, 2008, the trading price of our common stock ranged from a high of $50.20 per share to a low of $22.11 per share. Many factors could cause the market price of our common stock to rise and fall. Some of these factors are:

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

        In May 2008, the FASB issued Staff Position No. Accounting Principles Board Opinion 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)," ("FSP APB 14-1"), which would apply to any convertible debt instrument that may be settled in whole or in part with cash upon conversion, including our 2.875% debentures. Under FSP APB 14-1, we will be required to recognize non-cash interest expense on our $79.8 million convertible senior subordinated debentures based on the market rate for similar debt instruments without the conversion feature. FSP APB 14-1 is effective for fiscal years beginning on or after December 15, 2008, which is our fiscal 2010, and must be applied on a retrospective basis. We are currently evaluating the impact that FSP APB 14-1 will have on our consolidated statements of operations and financial condition.

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

Item 1B—Unresolved Staff Comments

        Not applicable.

Item 2—Properties

        In the aggregate, as of November 29, 2008, we lease approximately 440,859 square feet of office space in locations around the world. Of this total, we have subleased to other companies approximately 35,127 square feet of our office space. During fiscal 2008, we consolidated offices in Palo Alto, California and London, England with existing offices, closed the offices in New Zealand, Australia, and Austin and Dallas, Texas, and reduced office space in Houston, Texas in order to more closely align consultant staffing levels to current workload demand.

        All of our offices are electronically linked and have access to our core consulting tools. We believe our existing facilities are adequate to meet our current requirements and that suitable space will be available as needed.

Item 3—Legal Proceedings

        None.

Item 4—Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our shareholders during the fourth quarter of fiscal 2008.

PART II

Item 5—Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

        Market Information.    We first offered our common stock to the public on April 23, 1998. Our common stock is traded on the NASDAQ Global Select Market under the symbol CRAI. The following table provides the high and low sales prices of our common stock as reported on the NASDAQ Global Select Market for the periods indicated.

Fiscal Year Ended November 24, 2007	High	Low
November 26, 2006 to February 16, 2007	$54.94	$49.37
February 17, 2007 to May 11, 2007	$54.88	$49.27
May 12, 2007 to August 31, 2007	$55.00	$43.74
September 1, 2007 to November 24, 2007	$53.99	$46.09

Fiscal Year Ended November 29, 2008	High	Low
November 25, 2007 to February 15, 2008	$50.20	$40.00
February 16, 2008 to May 9, 2008	$42.72	$22.11
May 10, 2008 to August 29, 2008	$43.01	$32.54
August 30, 2008 to November 29, 2008	$44.95	$22.84

        Shareholders.    We had approximately 168 holders of record of our common stock as of February 10, 2009. This number does not include shareholders for whom shares were held in a "nominee" or "street" name.

        Dividends.    We have not paid any cash dividends in the past and we do not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of our bank line of credit place restrictions on our ability to pay cash dividends on our common stock.

        Repurchases of Equity Securities.    The following table provides information about our repurchases of shares of our common stock during the thirteen weeks ended November 29, 2008. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not have any purchases by any affiliate or other person (if any) that are reportable in the following table. For purposes of this table, we have divided the quarter into three periods.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(3)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(3)
August 30, 2008, to September 26, 2008	—		—		—	215,718
September 27, 2008, to October 24, 2008	205 shares	(1)	$26.12 per share	(1)
	$3,720,000 principal amount of convertible debentures	(2)	$0.88 per $1.00 principal amount	(2)	—	215,718
October 25, 2008, to November 29, 2008	384 shares	(1)	$26.55 per share	(1)
	$6,500,000 principal amount of convertible debentures	(2)	$0.89 per $1.00 principal amount	(2)	—	215,718

(1)
During the indicated periods, we accepted 589 shares of our common stock as a tax withholding from certain of our employees, in connection with the vesting of restricted shares that occurred during the indicated period, pursuant to the terms of our 2006 equity incentive plan.

(2)
During the indicated periods, we repurchased convertible debentures in the principal amount of $10.2 million, on the open market, for $9.1 million. In addition, when the convertible debentures were repurchased, we paid accrued interest through the purchase date of approximately $0.1 million.

(3)
On June 14, 2007, we issued a press release announcing that our board of directors has approved the repurchase from time to time of up to 1,500,000 shares of our common stock, of which 1,284,282 shares of common stock were purchased in prior quarters and 215,718 shares of our common stock remain available for purchase. During the fourth quarter of fiscal 2008, we did not purchase any shares authorized under this plan.

        Shareholder Return Performance Graph.    The graph below compares our cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index, and a customized peer group of four companies that includes: LECG Corp., Navigant Consulting Inc., FTI Consulting Inc., and Huron Consulting Group Inc. The graph tracks the performance of a $100 investment in our common stock, in the peer group, and the index (with the reinvestment of all dividends) from November 29, 2003 to November 29, 2008. We paid no cash dividends during the period shown. The inclusion of Huron Consulting Group, Inc. in the peer group begins with the date of its initial public offering on October 18, 2004.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among CRA International, Inc., The NASDAQ Composite Index,
and A Peer Group

	11/29/03	11/27/04	11/26/05	11/25/06	11/24/07	11/29/08
CRA International, Inc.	100.00	131.85	139.76	159.42	143.54	88.52
NASDAQ Composite	100.00	109.02	116.57	129.92	142.37	80.42
Peer Group	100.00	105.94	118.40	124.95	180.16	160.17

        The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6—Selected Financial Data

        The following selected consolidated financial data as of and for each of the fiscal years in the five-year period ended November 29, 2008, has been derived from our audited consolidated financial statements.

	Fiscal Year Ended
	November 29, 2008 (53 weeks)	November 24, 2007 (52 weeks)	November 25, 2006 (52 weeks)	November 26, 2005 (52 weeks)	November 27, 2004 (52 weeks)
	(In thousands, except per share data)
Consolidated Statement of Operations Data(1):
Revenues	$376,751	$394,645	$349,894	$295,474	$216,735
Costs of services	250,109	246,014	217,398	171,328	124,854

Gross profit	126,642	148,631	132,496	124,146	91,881
Selling, general and administrative expenses	105,496	99,861	84,545	79,958	60,148

Income from operations	21,146	48,770	47,951	44,188	31,733
Interest income	3,132	5,514	5,089	2,149	904
Interest expense	(3,478)	(3,338)	(3,424)	(3,369)	(1,751)
Gain on extinguishment of convertible debentures	1,023	—	—	—	—
Other income (expense)	1,444	(441)	(203)	221	(260)

Income before provision for income taxes, minority interest, equity method investment gain (loss), and cumulative effect of accounting change	23,267	50,505	49,413	43,189	30,626
Provision for income taxes	(14,236)	(19,697)	(21,182)	(18,530)	(13,947)

Income before minority interest, equity method investment gain (loss), and cumulative effect of accounting change	9,031	30,808	28,231	24,659	16,679
Minority interest	36	—	141	(59)	(335)
Equity method investment gain (loss), net of tax	(363)	1,794	(529)	—	—
Cumulative effect of accounting change, net of tax	—	—	(398)	—	—

Net income	$8,704	$32,602	$27,445	$24,600	$16,344

Net income per share(2):
Basic	$0.82	$2.91	$2.40	$2.34	$1.63

Diluted	$0.80	$2.68	$2.24	$2.13	$1.55

Weighted average number of shares outstanding(2):
Basic	10,610	11,220	11,418	10,526	10,016

Diluted	10,904	12,149	12,272	11,564	10,520

	November 29, 2008	November 24, 2007	November 25, 2006	November 26, 2005	November 27, 2004
	(in thousands)
Consolidated Balance Sheet Data:
Working capital	$143,097	$149,632	$160,023	$148,382	$101,319
Total assets	449,665	453,921	445,896	387,545	288,811
Total long-term debt	82,498	90,000	87,000	90,242	91,214
Total shareholders' equity	237,340	251,082	248,776	204,620	127,026

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

        We derive revenues principally from professional services rendered by our employee consultants. In most instances, we charge clients on a time-and-materials basis and recognize revenues in the period when we provide our services. We charge consultants' time at hourly rates, which vary from consultant to consultant depending on a consultant's position, experience, expertise, and other factors. We derive a portion of our revenues from fixed-price contracts. Revenues from fixed-price engagements are recognized using a proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. We derived 8.3% and 6.6% of our revenues from fixed-price engagements in fiscal 2008 and 2007, respectively. We generate substantially all of our professional services fees from the work of our own employee consultants and a portion from the work of our non-employee experts. Factors that affect our professional services revenues include the number and scope of client engagements, the number of consultants we employ, the consultants' billing rates, and the number of hours our consultants work. Revenues also include reimbursements, or expenses billed to clients, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses.

        Our costs of services include the salaries, bonuses, share-based compensation expense, and benefits of our employee consultants. Our bonus program awards discretionary bonuses based on our revenues and profitability and individual performance. Costs of services also include out-of-pocket and other expenses that are billed to clients, and the salaries, bonuses, and benefits of support staff whose time is billed directly to clients, such as librarians, editors, and programmers. Selling, general, and administrative expenses include salaries, bonuses, share-based compensation expense, and benefits of our administrative and support staff, fees to non-employee experts for generating new business, office rent, marketing, and other costs.

Economic Conditions

        Our business is affected by the global economic slowdown, as clients for some of our larger litigation cases requested us to slow down the pace of work, and some of our business consulting clients delayed new projects. In the face of declining revenues in fiscal 2008, we completed a series of initiatives to reduce operating expenses and improve our utilization rate. As more fully discussed in Note 17 to our Notes to Consolidated Financial Statements, these initiatives included reducing our workforce, consolidating or closing some of our offices, divesting some of our underperforming practices, and eliminating other expenses based on an evaluation of our current administrative practices and infrastructure.

Utilization and Seasonality

        Because we derive the majority of our revenues from hourly billings by our employee consultants, our utilization of those employee consultants is one key indicator that we use to measure our operating performance. We calculate utilization by dividing the total hours worked by our employee consultants on engagements during the measurement period by the total number of hours that our employee consultants were available to work during that period. Utilization was 71% for fiscal 2008, 75% for fiscal 2007, and 78% for fiscal 2006. We experience higher utilization in our litigation, regulatory, and financial consulting practices than in our business consulting practices, in part because members of our business consulting practices devote a greater portion of their time to sales and marketing efforts.

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

Fiscal Periods

        Our fiscal year ends on the last Saturday in November, and accordingly, our fiscal year will periodically contain 53 weeks rather than 52 weeks. In particular, fiscal 2008 contained 53 weeks. The additional week of operations in the fiscal year 2008 will affect the comparability of results of operations of this fiscal year with other fiscal years. Historically, we have managed our business based on 13 four-week billing cycles to clients and, consequently, have established quarters that are divisible by four-week periods. As a result, the first, second, and fourth quarters of each fiscal year are 12-week periods, and the third quarter of each fiscal year is a 16-week period. In those years when our fiscal year contains 53 weeks, such as in fiscal 2008, our fourth quarter is a 13-week period. Accordingly, period-to-period comparisons of our results of operations are not necessarily meaningful if the periods being compared have different lengths.

        The term "fiscal 2008" refers to the 53-week period ended November 29, 2008. The terms "fiscal 2007" and "fiscal 2006" refer to the 52-week periods ended November 24, 2007 and November 25, 2006, respectively.

Acquisitions and International Operations

        On May 23, 2006, we completed the acquisition of certain assets of The Ballentine Barbera Group, LLC ("BBG"), an independent consulting firm focusing on transfer pricing services headquartered in Washington, D.C. We purchased BBG for approximately $38.2 million (after adding acquisition costs, additional contingent purchase payments, and transaction fees paid or accrued). The purchase price consisted of $33.2 million in cash and $5.0 million in CRA restricted stock. The BBG acquisition added approximately 35 employee consultants. The BBG acquisition has been accounted for under the purchase method of accounting, and the results of operations have been included in the accompanying statements of income from the date of acquisition.

        The purchase agreements for the BBG acquisition as well as other acquisitions we completed in fiscal 2006 and fiscal 2005 provide for additional purchase consideration for up to five years following the transactions, if specific performance targets are met. These earnouts are payable in cash and/or our common stock. Any additional payments related to these contingencies will be accounted for as additional goodwill. During fiscal 2008, fiscal 2007, and fiscal 2006, CRA recorded $12.4 million, $7.6 million, and $1.5 million, respectively, in additional purchase price related to these acquisitions, which included cash, promissory notes and common stock. These payments, and any additional payments related to these contingencies, have been and will be accounted for as additional goodwill.

        Revenues from our international operations accounted for 22.0%, 26.7%, and 23.6% of our total revenues in fiscal 2008, fiscal 2007, and fiscal 2006, respectively. Revenue by geographic region is detailed in Note 13 to our Notes to Consolidated Financial Statements. The decline in revenues from international operations in fiscal 2008 was partly a result of the divestures of our Australia and New Zealand operations, the strengthening of the dollar relative to the British pound and other foreign currencies, and a decrease in the demand for our services in our international offices.

NeuCo Interest

        Through the second quarter of fiscal 2006, we owned approximately 50% of the equity of NeuCo, Inc. In May 2006, NeuCo completed the acquisition of Ohio-based Pegasus Technologies, Inc., a majority-owned subsidiary of Rio Tinto America Services Company. As a result of the transaction, Pegasus equity holders received an equity interest in NeuCo equal to 26.5% of the outstanding common stock and consequently our interest in NeuCo was reduced to 36.4%. As such, during the third quarter of fiscal 2006, we began accounting for our remaining investment in NeuCo under the equity method of accounting. Our interest in NeuCo remained at 36.4% through the third quarter of fiscal 2008. Prior to NeuCo's acquisition of Pegasus and the resulting reduction of our interest in NeuCo, NeuCo's financial results had been consolidated with ours. Prior to deconsolidation, NeuCo achieved revenues of approximately $3.0 million and a net loss of approximately $280,000 in the first two quarters of fiscal 2006.

        During the fourth quarter of fiscal 2008, NeuCo reacquired 100% of Rio Tinto Energy America Services Company's investment in NeuCo. As a result of this transaction, our ownership interest in NeuCo increased to approximately 50% and our ownership represented control again. NeuCo's financial results since this transaction have been consolidated with ours and the portion of the results of operations of NeuCo allocable to its other owners is shown as "minority interest". NeuCo's revenues and net loss included in our consolidated statement of operations for fiscal 2008 totaled approximately $0.8 million and $71,000, respectively.

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

        We recognize substantially all of our revenues under written service contracts with our clients where the fee is fixed or determinable, as the services are provided, and only in those situations where collection from the client is reasonably assured. In certain cases we provide services to our clients without sufficient contractual documentation, or fees are tied to performance-based criteria, which require us to defer revenue in accordance with U.S. GAAP. In these cases, where we invoice clients, these amounts are fully reserved until all criteria for recognizing revenue are met.

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

        Revenues also include reimbursements, or expenses billed to clients, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. These reimbursable expenses are as follows (in thousands):

	Year Ended
	November 29, 2008 (53 weeks)	November 24, 2007 (52 weeks)	November 25, 2006 (52 weeks)
Reimbursable expenses billed to clients	$48,739	$50,034	$41,222

        Our normal payment terms are 30 days from invoice date. For fiscal 2008 and fiscal 2007, our average days sales outstanding (DSOs) were 98 days and 109 days, respectively. We calculate DSOs by dividing the sum of our accounts receivable and unbilled services balance, net of deferred revenue, at the end of the fiscal quarter by average daily revenues. Average daily revenues are calculated by dividing quarter revenues by the number of days in a quarter. Our project managers and finance personnel monitor payments from our clients and assess any collection issues. We maintain accounts receivable allowances for estimated losses resulting from the inability of our clients to make required payments. We base our estimates on our historical collection experience, current trends, and credit policy. In determining these estimates, we examine historical write-offs of our receivables and review client accounts to identify any specific customer collection issues. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. A failure to estimate accurately the accounts receivable allowances and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition, and results of operations. As of November 29, 2008 and November 24, 2007, $10.7 million and $10.6 million, was provided for accounts receivable allowances, respectively.

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

        We recognize share-based compensation expense using the straight-line attribution method under SFAS No. 123R. We use the Black-Scholes option-pricing model to estimate the fair value of share-

based awards. Option valuation models require the input of assumptions, including the expected life of the share-based awards, the expected stock price volatility, the risk-free interest rate, and the expected dividend yield. The expected volatility and expected life are based on our historical experience. The risk-free interest rate is based on U.S. Treasury interest rates whose term is consistent with the expected life of the share-based award. Expected dividend yield was not considered in the option pricing formula since we do not pay dividends and have no current plans to do so in the future. We will update these assumptions if changes are warranted. The forfeiture rate is based upon historical experience. As required by SFAS No. 123R, we adjust the estimated forfeiture rate based upon our actual experience.

        Valuation of Goodwill and Other Intangible Assets.    We account for our acquisitions under the purchase method of accounting pursuant to SFAS No. 141, "Business Combinations". Goodwill represents the purchase price of acquired businesses in excess of the fair market value of net assets acquired. Intangible assets consist principally of non-competition agreements, which are amortized on a straight-line basis over the related estimated lives of the agreements (eight to ten years), as well as customer relationships, customer lists, trade marks, and developed technology, which are amortized on a straight-line basis over their remaining useful lives (four to thirteen years).

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill and intangible assets with indefinite lives are not subject to amortization, but monitored at least annually for impairment, or more frequently, if necessary, if there are indicators of impairment. Any impairment would be measured based upon the fair value of the related asset based on the provisions of SFAS No. 142. Because we have one reporting segment, under SFAS No. 142, we utilize the entity-wide approach for assessing goodwill for impairment and compare our fair market value to our net book value to determine if an impairment exists. If we determine through the impairment review process that goodwill has been impaired, we would record the impairment charge in our consolidated statement of income. The net amount of goodwill was approximately $154.0 million as of November 29, 2008. The goodwill amount for the acquisitions is initially recorded based upon a preliminary estimated purchase price allocation and is subject to change. Any preliminary purchase price allocation is based upon our estimate of fair value, and is finalized as we receive other information relevant to the acquisition, such as exit costs related to lease obligations.

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

        If we were to determine that an impairment review is required, we would review the expected future undiscounted cash flows to be generated by the assets. If we determine that the carrying value of intangible assets may not be recoverable, we would measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. The net amount of intangible assets was approximately $6.4 million as of November 29, 2008.

        There were no impairment losses related to goodwill or intangible assets in fiscal 2007 or fiscal 2006. In connection with the sale of certain assets in Australia, fiscal 2008 included approximately $1.4 million in charges related to the write-off of goodwill and intangible assets. As of November 29, 2008, we concluded that our goodwill and other intangible assets were not impaired. However, during the last two weeks of January 2009 and the early part of February 2009, our stock price has been trading in a range that approximates our book value per share. We attribute the recent stock price decline to both industry-wide and Company specific factors. In the event that our stock price continues trading at such levels in relation to book value, we will perform an evaluation of the carrying value of goodwill and other intangibles, potentially during an interim quarter of fiscal 2009.

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

        Our financial statements contain certain deferred tax assets and liabilities that result from temporary differences between book and tax accounting, as well as net operating loss carryforwards. SFAS No. 109, "Accounting for Income Taxes," requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The decision to record a valuation allowance requires varying degrees of judgment based upon the nature of the item giving rise to the deferred tax asset. As a result of operating losses incurred in certain of our foreign subsidiaries, and uncertainty as to the extent and timing of profitability in future periods, we recorded valuation allowances in certain of these foreign subsidiaries based on the facts and circumstances affecting each subsidiary. Had we not recorded these allowances of approximately $2.1 million and $319,000 in fiscal 2008 and fiscal 2007, respectively, we would have reported a lower effective tax rate than that recognized in our statements of income in fiscal 2008 and fiscal 2007. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination was made. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is possible that changes in these estimates in the near term could materially affect our financial condition and results of operations.

        Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state, or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction, and as a result of acquisitions. Our effective tax rate was 61.2% in fiscal 2008 and 39.0% in fiscal 2007. Our effective tax rate in fiscal 2008 was higher primarily due to continued losses in foreign locations that resulted in a lower tax benefit or provided no tax benefit, and a reduced level of taxable income in North America. Our effective tax rate in fiscal 2007 was positively impacted by a $1.8 million tax benefit associated with the advance pricing agreement that we entered into with the Internal Revenue Service and Inland Revenue.

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

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of SFAS 157, guidance for applying fair value was incorporated in several accounting pronouncements. SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about fair value measurements. While SFAS 157 does not add any new fair value measurements, it does change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted SFAS 157 in the first quarter of fiscal 2008 and the adoption of SFAS 157 did not have a material impact on our consolidated statement of operations or financial condition.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS 159 allows entities to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected must be reported in earnings at each subsequent reporting date. The fair value option can be applied instrument by instrument, however the election is irrevocable. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We did not elect the fair value option.

        In December 2007, the FASB issued SFAS No. 141R, "Business Combinations". SFAS 141R requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. SFAS 141R also requires additional disclosure of information surrounding a business combination, such that users of the entity's financial statements can fully understand the nature and financial impact of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is our fiscal 2010. An entity may not apply it before that date. We are evaluating the impact, if any, that SFAS 141R will have on our consolidated statements of operations and financial condition.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51". SFAS 160 establishes accounting and reporting standards for noncontrolling interests (previously referred to as "minority interests") in a subsidiary and for the deconsolidation of a subsidiary, to ensure consistency with the requirements of SFAS 141R. SFAS 160 states that noncontrolling interests should be classified as a separate component of equity, and establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, which is our fiscal 2010. Early adoption is prohibited and the standard will be applied prospectively except for the presentation and disclosure requirement, which will be applied retrospectively for all periods presented. We are currently evaluating the impact that SFAS 160 will have on our consolidated statement of operations and financial condition.

        In May 2008, the FASB issued Staff Position No. Accounting Principles Board Opinion 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)," ("FSP No. APB 14-1"), which changes the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. FSP No. APB 14-1 will require us to recognize non-cash interest expense on our convertible senior subordinated debentures based on the market rate for similar debt instruments without the conversion feature. FSP No. APB 14-1 is effective for fiscal years beginning on or after December 15, 2008, which is our fiscal 2010, and must be applied on a retrospective basis. We are currently evaluating the impact that FSP No. APB 14-1 will have on our consolidated statements of operations and financial condition.

Results of Operations

        The following table provides operating information as a percentage of revenues for the periods indicated:

	Fiscal Year Ended
	November 29, 2008 (53 weeks)	November 24, 2007 (52 weeks)	November 25, 2006 (52 weeks)
Revenues	100.0%	100.0%	100.0%
Costs of services	66.4	62.3	62.1

Gross profit	33.6	37.7	37.9
Selling, general and administrative expenses	28.0	25.3	24.2

Income from operations	5.6	12.4	13.7
Interest income	0.8	1.4	1.5
Interest expense	(0.9)	(0.9)	(1.0)
Gain on extinguishment of convertible debentures	0.3	—	—
Other income (expense)	0.4	(0.1)	(0.1)

Income before provision for income taxes, minority interest, equity method investment gain (loss), and cumulative effect of accounting change	6.2	12.8	14.1
Provision for income taxes	3.8	5.0	6.0

Income before minority interest, equity method investment gain (loss), and cumulative effect of accounting change	2.4	7.8	8.1
Minority interest	—	—	—
Equity method investment loss, net of tax	(0.1)	0.5	(0.2)
Cumulative effect of accounting change, net of tax	—	—	(0.1)

Net income	2.3%	8.3%	7.8%

Fiscal 2008 Compared to Fiscal 2007

        Revenues.    Revenues decreased $17.9 million, or 4.5%, to $376.8 million for fiscal 2008 from $394.6 million for fiscal 2007. Our revenue decline was in part due to the divestiture of our Australian and New Zealand-based operations and the divestiture of our capital projects, legal business consulting, forensic computing and investigations, and a few other small practices during fiscal 2008. The divested operations generated approximately $14.8 million of revenue during the fifty-three weeks ended November 29, 2008 and $29.9 million of revenue during the fifty-two weeks ended November 24, 2007. In addition, the reported amount of our foreign currency denominated revenue declined in fiscal 2008 because of the strengthening of the U.S. dollar relative to the British pound and other foreign currencies. Also, our client reimbursable expenses decreased. Client reimbursable expenses are pass-through expenses that carry little to no margin. These decreases in revenue were partially offset by an increase in revenue due to the consolidation of NeuCo of $0.8 million, increased billing rates for our employee consultants, which were in effect at the beginning of the first quarter of fiscal 2008, and an additional week of revenue in fiscal 2008 as compared to fiscal 2007.

        Revenues for our litigation and applied economics platform were approximately the same in fiscal 2008 and fiscal 2007 reflecting declines in our transfer pricing practice, offset by an increase in our labor and employment practice, as well as increased billing rates for our employee consultants. The labor and employment practice was new in fiscal 2007. Our competition practice continues to be our largest practice in terms of revenue. The competition practice revenues were approximately the same in fiscal 2008 and fiscal 2007 despite the effect of the divestiture of our Australian and New Zealand-based operations, which decreased competition practice revenues by approximately $7.3 million compared to fiscal 2007.

        Revenues for our business consulting platform decreased by approximately 5% compared to fiscal 2007 reflecting declines in our global industrial consulting, capital projects, and energy and environment practices, offset by increases in our life sciences, metals, and aerospace and defense practices. We divested the capital projects practice during the fourth quarter of fiscal 2008, which represented approximately $3.4 million in revenue in fiscal 2008 and $6.5 million in fiscal 2007. Revenues for our global industrial consulting practice, which is our largest practice within the business consulting platform, declined in fiscal 2008 compared to fiscal 2007 because of the strengthening of the U.S. dollar relative to the British pound and other foreign currencies in fiscal 2008 and this practice was adversely affected by the completion of several long-running projects in the Middle East at the beginning of fiscal 2008 and were not fully replaced by new projects during fiscal 2008. The decline in energy and environment practice revenues is in part due to the divestiture of our Australian and New Zealand-based operations and the postponement of revenues from some major clients in the Middle East until fiscal 2009. Revenues in our life sciences practice increased because we benefited from our involvement in four on-going new product launches, global interest in new pricing paradigms for pharmaceutical products, and challenges posed by specialty pharmaceuticals in the U.S. The metals and aerospace and defense practice revenues increased due to an increase in the demand for our services.

        Revenues for our finance platform decreased approximately 20% from fiscal 2007. The decrease is primarily due to a decrease in U.S. finance litigation practice revenue because we continue to be adversely affected on a year-over-year basis by the conclusion or reduction in scale of some major projects that have not yet been replaced by projects of comparable scale. In addition, the decrease in finance platform revenues is due to the decrease in forensic practice revenue attributable to our decision during fiscal 2008 to divest certain non-core components of this business and the effect of reducing headcount in underperforming locations.

        Overall, revenues outside of the U.S. represented approximately 22% of total revenues in fiscal 2008, compared with 27% of total revenues for fiscal 2007. The decline in international revenues is due primarily to the divesture of our Australian and New Zealand-based operations during the second quarter of fiscal 2008, which generated approximately $17.7 million of revenue during the fifty-two weeks ended November 24, 2007. In addition, international revenues decreased because the U.S. dollar strengthened relative to the British pound and other foreign currencies during fiscal 2008, resulting in a decrease in the reported amount of foreign currency denominated revenue, and due to a decrease in the demand for our services in our international offices.

        The total number of employee consultants decreased to 610 as of the end of fiscal 2008 from 771 as of the end of fiscal 2007, which is primarily due to workforce reductions and the divestiture of our Australia and New Zealand based-operations and capital projects practice completed during fiscal 2008. Utilization was 71% for fiscal 2008 compared with 75% for fiscal 2007. Revenues derived from fixed-price engagements increased to 8.3% of total revenues for fiscal 2008 compared with 6.6% for fiscal 2007.

        Costs of Services.    Costs of services increased $4.1 million, or 1.7%, to $250.1 million for fiscal 2008 from $246.0 million for fiscal 2007. Excluding NeuCo cost of services of $0.2 million, the increase was due mainly to an increase in compensation expense for our employee consultants of $5.2 million or 2.7%. The increase includes $5.5 million in incentive bonus that was accrued as additional retention incentive for key officers, salary increases since the prior year, and approximately $5.2 million in employee separation and other compensation costs related to the workforce reduction completed during fiscal 2008, offset partially by a decrease in compensation due to a decrease in the average number of employee consultants and a decrease in the reported amount of cost of services due to the strengthening of the U.S. dollar relative to the British pound and other foreign currencies. Client reimbursable expenses included in costs of services decreased $1.3 million, or 2.6%, to $48.7 million for fiscal 2008 from $50.0 million for fiscal 2007. As a percentage of revenues, cost of services increased to 66.4% for fiscal 2008 from 62.3% for fiscal 2007. Of the 4.0% increase as a percentage of revenues, 3.7% was due primarily to restructuring charges and increased compensation expense and related fringe costs for our employee consultants, which increased at greater rates than revenues due to the incentive bonus and employee separation costs noted above, and 0.3% was due to an increase in client reimbursable expenses.

        Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses increased by $5.6 million, or 5.6%, to $105.5 million for fiscal 2008 from $99.9 million for fiscal 2007. Excluding NeuCo selling, general, and administrative expenses of $1.3 million, the increase is largely due to $9.1 million in employee separation costs, office space reduction costs, and the divestiture of our Australia and New Zealand-based operations and capital projects practice included in selling, general and administrative expenses in fiscal 2008. These increases are partially offset by a decrease in recruiting and travel expenses and a decrease in the reported amount of selling, general, and administrative expenses due to the strengthening of the U.S. dollar relative to the British pound and other foreign currencies. As a percentage of revenues, selling, general, and administrative expenses increased to 28.0% for fiscal 2008 from 25.3% for fiscal 2007. The increase was due primarily to employee separation costs, office space reduction costs, and the divestiture of our Australia and New Zealand-based operations and capital projects practice and the consolidation of NeuCo.

        Interest Income.    Interest income decreased by $2.4 million to $3.1 million for fiscal 2008 from $5.5 million for fiscal 2007. This decrease was mainly due to lower interest rates. Our weighted average interest rate yield for the fiscal year ended November 29, 2008 on our average cash and cash equivalent balances was approximately 2.8% compared with approximately 4.8% for the fiscal year ended November 24, 2007.

        Interest Expense.    Interest expense increased by $0.1 million to $3.5 million for fiscal 2008 from $3.3 million for fiscal 2007. Interest expense primarily represents interest incurred on our outstanding 2.875% convertible debt, and the amortization of debt issuance costs.

        Gain on Extinguishment of Convertible Debentures.    During fiscal 2008, the Company repurchased convertible debentures in the principal amount of approximately $10.2 million, on the open market, for approximately $9.2 million, resulting in a $1.0 million gain on a pre-tax basis.

        Other Income (Expense).    Other income increased by $1.9 million to $1.4 million for fiscal 2008 from a net expense of $0.4 million for fiscal 2007. Other income (expense) consists primarily of foreign currency exchange transaction gains and losses. The gain in fiscal 2008 was largely attributable to recording the cumulative foreign currency exchange gain of $0.5 million as income due to the liquidation of our New Zealand based-operations and the strengthening of the U.S. dollar compared to the British pound. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies and the Euro and the British pound.

        Provision for Income Taxes.    The provision for income taxes decreased $5.5 million, to $14.2 million for fiscal 2008 from $19.7 million for fiscal 2007. Our effective income tax rate was 61.2% for fiscal 2008 and 39.0% for fiscal 2007. The higher effective tax rate in fiscal 2008 is primarily due to continued losses in foreign locations that resulted in a lower tax benefit or provided no tax benefit, and a reduced level of taxable income in North America. The lower effective tax rate in fiscal 2007 was primarily due to the signing of an advance pricing agreement we entered into with the Internal Revenue Service during fiscal 2007, in connection with intercompany transfer pricing arrangements beginning in fiscal 2004. As a result of the agreement, we reduced our income tax contingency reserves, resulting in an income tax benefit of $1.8 million.

        Minority Interest.    Starting in the fourth quarter of fiscal 2008, our ownership interest in NeuCo increased to approximately 50%, which represents control. As a result, NeuCo's financial results since this transaction have been consolidated with ours and allocations of the minority share of NeuCo's net income result in deductions to our net income, while allocations of the minority share of NeuCo's net loss result in additions to our net income, as more fully described in Note 1 to our Notes to

Consolidated Financial Statements. Minority interest in the results of operations of NeuCo allocable to its other owners was net loss of $36,000 for fiscal 2008.

        Equity Method Investment Gain (Loss), Net of Tax.    For fiscal 2007 and through October 2008, we accounted for our investment in NeuCo under the equity method of accounting. We recorded our share in the income or losses of NeuCo as equity method investment gain (loss) in the statements of income. For fiscal 2008, our equity in the losses of NeuCo was $0.4 million, net of income tax. For fiscal 2007, our equity in the profits of NeuCo was $1.8 million, net of income tax. This includes approximately $2.1 million after income tax, which represents our share of a $10.0 million benefit related to the licensing of intellectual property rights by NeuCo.

        Net Income.    Net income decreased by $23.9 million, or 73.3%, to $8.7 million for fiscal 2008 from $32.6 million for fiscal 2007. The decrease in net income is due primarily to the charges related to employee separation, office space reductions, and the divestiture of our Australia and New Zealand based-operations and capital projects practice, as well as a decrease in revenue and utilization. Diluted net income per share decreased 70.1% to $0.80 per share for fiscal 2008 from $2.68 per share for fiscal 2007. Net income decreased at a greater rate than diluted net income per share because diluted weighted average shares outstanding decreased 1,245,000 shares, or 10.3%, to approximately 10,904,000 for fiscal 2008 from approximately 12,149,000 for fiscal 2007. The decrease in diluted weighted average shares outstanding for fiscal 2008 is primarily a result of repurchases of common stock during fiscal 2008 under our share repurchase programs and a decrease in common stock equivalents from employee stock option and restricted share awards and shares underlying our convertible debt due to the decline in our stock price, partially offset by stock issued due to stock option exercises.

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

        Provision for Income Taxes.    The provision for income taxes decreased $1.5 million, to $19.7 million for fiscal 2007 from $21.2 million for fiscal 2006. The decrease in the provision is primarily due to a $1.8 million net tax benefit associated with the advance pricing agreement that we entered into with the Internal Revenue Service and the Inland Revenue, and was partially offset by the effect of $0.3 million of trapped losses in several locations. Our effective income tax rate was 39.0% for fiscal 2007 and 42.9% for fiscal 2006. The higher effective tax rate in fiscal 2006 is primarily due to the limitation on deducting certain executive officer compensation in accordance with Section 162(m) of the Internal Revenue Code.

        Minority Interest.    Previously, allocations of the minority share of NeuCo's net income resulted in deductions to our net income, while allocations of the minority share of NeuCo's net loss resulted in additions to our net income. Beginning in the third quarter of fiscal 2006, as more fully described in Note 1 to our Notes to Consolidated Financial Statements, we no longer consolidated NeuCo in our financial statements. Minority interest in the results of operations of NeuCo allocable to its other owners was a net loss of $141,000 for fiscal 2006.

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

Liquidity and Capital Resources

        General.    In fiscal 2008, we had a net increase in cash and cash equivalents of $18.8 million. We completed the year with cash and cash equivalents of $119.3 million, and working capital (defined as current assets less current liabilities) of $143.1 million. As of November 29, 2008, approximately $48.4 million was accrued for fiscal 2008 performance bonuses. We anticipate that the majority of these bonuses will be paid during the second quarter of fiscal 2009.

        On May 23, 2006, we acquired certain assets of BBG for $38.2 million (after adding acquisition costs, additional contingent purchase payments, and transaction fees paid or accrued). The $38.2 million purchase price consisted of $33.2 million in cash and $5.0 million in shares of our common stock, which carry restrictions with respect to when they can be sold. We funded the cash portion of the purchase price of the BBG acquisition from existing cash resources.

        We believe that current cash balances, cash generated from operations, and amounts available under our bank line of credit will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

        Sources and Uses of Cash in Fiscal 2008.    During fiscal 2008, net cash provided by operations was $45.4 million. The primary sources of cash in operations include net income of $8.7 million, losses on the disposal of property and equipment of $3.1 million, an increase in deferred rent of $4.8 million, share-based compensation expense of $6.8 million, depreciation and amortization expense of $9.4 million, and decreases in unbilled services of $7.3 million and accounts receivable of $16.2 million. The sources of cash in operations were offset by increases in deferred income taxes of $4.3 million and prepaid expenses and other assets of $8.7 million.

        We used $6.7 million of net cash for investing activities during fiscal 2008, which included uses of cash of $9.2 million for capital expenditures and $3.8 million for the issuance of notes receivables, offset by sources of cash of $2.8 million for collections on notes receivables.

        We used $19.4 million of cash for financing activities during fiscal 2008. Cash used in financing activities was primarily used to repurchase 370,265 shares of our common stock for approximately $11.8 million in cash and repurchase of convertible debentures in the principal amount of approximately $10.2 million for a repurchase price of approximately $9.1 million. In June 2007, we announced that our Board of Directors authorized a multi-year share repurchase program of up to a total of 1,500,000 shares of our common stock. We have repurchased 1,284,282 of the shares authorized by the 1,500,000 share repurchase program. These uses of cash were partially offset by proceeds from the exercise of stock options of $2.2 million.

        Private Placement of Convertible Debt.    In 2004, we completed a private placement of $90.0 million of 2.875% convertible senior subordinated debentures due 2034. The debentures are our direct, unsecured senior subordinated obligations and rank junior in right of payment to our existing bank line of credit and any future secured indebtedness that we may designate as senior indebtedness. Interest of approximately $1.1 million is payable semi-annually on June 15 and December 15 on the $79.8 million principal amount of convertible debentures outstanding as of November 29, 2008.

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

        The market price conversion trigger was not met during the fourth quarter of fiscal 2008 or the first quarter of fiscal 2009. Therefore, holders of the debentures are not able to exercise their right to convert the bonds during the first or second quarters of fiscal 2009. This test is repeated each fiscal quarter. To date, no conversions have occurred. However, during fiscal 2008, we repurchased $10.2 million of our convertible bonds, on the open market, at a discount. We believe that in the event the contingent conversion trigger price is met, it is unlikely that a significant percentage of bondholders will exercise their right to convert because the debentures have traded at a premium over their conversion value. Since the holders of the debentures are not able to exercise their right to convert the bonds as of November 29, 2008, we have classified the $79.8 million convertible debt as long-term debt as of November 29, 2008, in the accompanying consolidated balance sheet. Our revolving line of credit to borrow up $90.0 million expires on April 30, 2010 and it is our intention to renew or replace the line of credit, as desirable and available, which would allow us to continue to classify our convertible debentures as long-term debt, rather than short-term in future years. In addition, the line of credit gives us additional flexibility to meet any unforeseen financial requirements.

        As early as June 15, 2011 or upon certain specified fundamental changes, we may be required to repurchase all or any portion of the debentures, at the option of each holder, which, in the event of a fundamental change involving a change of control of our firm, may include the payment of a make-whole premium.

        Borrowings under the Revolving Line of Credit.    We are party to a senior loan agreement with our bank for a $90.0 million revolving line of credit with a maturity date of April 30, 2010. Subject to the terms of the agreement, we may use borrowings under this line of credit for acquisition financing, working capital, general corporate purposes, letters of credit, and foreign exchanges contracts. The available line of credit is reduced, as necessary, to account for certain letters of credit outstanding. The $90.0 million credit facility allows us to mitigate the potential liquidity risk, and to provide funding if required, in the event of conversion by the debenture holders. Funds available under the facility currently allows us to continue to classify our convertible debentures as long-term debt, rather than short-term, even if the convertible debentures have a right to convert in the short-term because the contingent conversion trigger price discussed above is met, so long as the line of credit, is at that time, classified as long-term debt. The line of credit also gives us additional flexibility to meet any unforeseen financial requirements. The amounts available under our bank line of credit are constrained by various financial covenants and reduced by certain letters of credit outstanding. As of November 29, 2008, there were no amounts outstanding under this line of credit and $5.4 million in letters of credit were outstanding.

        Borrowings under our credit facility bear interest, at our option, either at LIBOR plus an applicable margin or at the prime rate. Applicable margins range from 0.75% to 1.50%, depending on the ratio of our consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the preceding four fiscal quarters, subject to various adjustments stated in the senior loan agreement. These margins are adjusted both quarterly and each time we borrow under the credit facility. Interest is payable monthly. A commitment fee of 0.165% is payable on the unused portion of the credit facility. Borrowings under the credit facility are secured by 100% of the stock of certain of our U.S. subsidiaries and 65% of the stock of our foreign subsidiaries, which represents approximately $94.5 million in net assets as of November 29, 2008.

        Debt Restrictions.    Under our senior loan agreement, we must comply with various financial and non-financial covenants. The financial covenants require us to maintain a minimum consolidated working capital of $25.0 million and require us to comply with a consolidated total debt to EBITDA ratio of not more than 3.5 to 1.0 and a consolidated senior debt to EBITDA ratio of not more than 2.0 to 1.0. Compliance with these financial covenants is tested on a fiscal quarterly basis. The definition of "current liabilities" included in the working capital covenant of the senior loan agreement excludes any convertible subordinated debt for which we have not been notified of the intention to convert. The non-financial covenants of the senior loan agreement place restrictions on our ability to incur additional indebtedness, engage in acquisitions or dispositions, and enter into business combinations. We also may not pay dividends or repurchase our common stock if there is a stated event of default or the issuance of dividends or repurchase of our common stock would create an event of default. Any indebtedness outstanding under the senior credit facility may become immediately due and payable upon the occurrence of stated events of default, including our failure to pay principal, interest or fees or a violation of any financial covenant.

        As of November 29, 2008, we were in compliance with our covenants under the senior loan agreement.

        Other Matters.    As part of our business, we regularly evaluate opportunities to acquire other consulting firms, practices or groups or other businesses. In recent years, we have typically paid for acquisitions with cash, or a combination of cash and our common stock, and we may continue to do so in the future. To pay for an acquisition, we may use cash on hand, cash generated from our operations or borrowings under our revolving credit facility, or we may pursue other forms of financing. Our ability to secure short-term and long-term debt or equity financing in the future, including our ability to refinance our current senior loan agreement, will depend on several factors, including our future profitability, the levels of our debt and equity, restrictions under our existing line of credit and the overall credit and equity market environments.

        In June 2007, we announced that our Board of Directors authorized a share repurchase program of up to a total of 1,500,000 shares of our common stock. We will finance the repurchase program with available cash and cash from future operations. We may repurchase shares in open market purchases or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. To date, we have repurchased 1,284,282 shares under this plan for approximately $55.3 million. We expect to continue to repurchase shares under the share repurchase program.

        During fiscal 2008, we also repurchased approximately $10.2 million principal amount of our convertible debentures, on the open market, at a purchase price of approximately $9.2 million. We may from time to time seek to retire or repurchase additional portions of our 2.875% convertible debentures through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

        Contingencies.    In connection with the acquisitions we completed in fiscal 2006 and fiscal 2005, we agreed to pay additional consideration, for up to five years following the transactions, if specific performance targets are met. These payments are generally required to be made in cash, and in some cases are to be paid in shares of our common stock. During fiscal 2006, CRA recorded $1.5 million in additional purchase price related to these acquisitions, which included promissory notes and common stock. The promissory notes were paid during the first quarter of fiscal 2007. During fiscal 2007, CRA recorded an additional $7.6 million of purchase price related to these acquisitions, of which $5.8 million was paid in cash and $0.6 million was paid in common stock during fiscal 2007 and $1.2 million was paid in cash during fiscal 2008. During fiscal 2008, CRA recorded an additional $12.4 million of purchase price related to these acquisitions, of which $0.5 million was paid in cash and $0.5 million was paid in common stock during fiscal 2008 and $1.1 million will be paid in fiscal 2009 and $10.3 million in cash will be put in escrow during fiscal 2009. We believe that we will have sufficient funds to satisfy any obligations related to the contingent consideration. We expect to fund these contingent cash payments, if any, from existing cash resources, cash generated from operations, or financing transactions.

        Impact of Inflation.    To date, inflation has not had a material impact on our financial results. There can be no assurance, however, that inflation will not adversely affect our financial results in the future.

Contractual Obligations

        The following table presents information about our known contractual obligations as of November 29, 2008. It does not reflect contractual obligations that may have arisen or may arise after that date. Except for historical facts, the information in this section is forward-looking information.

	Payments due by period
Contractual Obligations	Total	Fiscal 2009	Fiscal 2010-2011	Fiscal 2012-2013	After Fiscal 2013
	(in thousands)
Debt obligations:
Notes payable to sellers(1)	$13,846	$11,646	$850	$1,350	$—
Convertible debentures payable(2)	79,780	—	79,780	—	—
Deferred compensation	2,260	905	1,182	173	—

Total debt obligations	95,886	12,551	81,812	1,523	—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	108,845	17,345	35,020	29,798	26,682
Purchase obligations(3)	—	—	—	—	—
Other long-term liabilities reflected on our balance sheet under GAAP(4)	1,346	400	946	—	—

Total	$206,077	$30,296	$117,778	$31,321	$26,682

(1)
"Notes payable to sellers" includes $11.2 million in contingent consideration for acquisitions we completed in fiscal 2006 and fiscal 2005 and $2.7 million due to a former shareholder of NeuCo.

  The value of the $2.7 million note includes $0.4 million for future interest accretion and the value of this note on the balance sheet has been discounted.

(2)
As set forth in the indenture governing the convertible debentures, the debenture holder must wait until June 2011 to redeem the debentures and, in the absence of our stock price reaching $50 per share for a specified period of time prior to June 2011, to convert the debenture to our shares, with the principal amount of the debenture to be settled with cash. In addition, interest of approximately $1.1 million, is payable semi-annually on June 15 and December 15. We will also be required to pay contingent interest on the applicable interest payment date to the holders of the debentures for the period commencing June 20, 2011, and ending December 14, 2011, if the average trading price of the debentures for each of the last five trading days immediately preceding June 20, 2011, equals 125% or more of the principal amount of the debentures. Thereafter, we will pay contingent interest on the interest payment date for a six-month interest period if the average trading price of the debentures during the five trading day period immediately preceding the first day of the applicable six-month interest period equals or exceeds 125% of the principal amount of the debentures. The contingent interest payable per debenture will equal 0.25% of the average trading price of such debenture during the applicable five trading day reference period.

(3)
Acquisitions we completed in fiscal 2006 and fiscal 2005 involve contingent consideration. Any additional payments related to these contingencies will be accounted for as additional goodwill. Payment of the additional consideration is generally contingent upon the acquired companies reaching certain revenue targets. The milestones associated with the contingent consideration must be reached beginning in fiscal 2005 through fiscal 2011. Since it is not possible to estimate if or when the acquired companies will reach performance milestones, or the amount of contingent consideration based on future revenues, the maximum contingent consideration has not been included in the table above.

(4)
NeuCo received a cash advance from a customer in exchange for a note. There are no specified repayment dates in the note agreement, except that the principal balance of the note becomes due upon demand at the termination of the blanket contract between NeuCo and the customer. NeuCo will repay the note by allowing the customer to deduct 50% of the total amount of all future invoices that are payable to NeuCo, in lieu of sending cash. As of November 29, 2008, based on estimated future invoices for this customer, NeuCo estimated that $0.4 million of the note will be paid in fiscal 2009 and has been classified as current in our consolidated balance sheet. NeuCo is unable to estimate when the remaining balance will mature beyond fiscal 2009. As a result, we have included the remaining balance in the fiscal 2010 to fiscal 2011 amount above.

        We are party to standby letters of credit with Citizens Bank of Massachusetts in support of the minimum future lease payments under leases for permanent office space and bonds required per the terms of certain project proposals and contracts amounting to $5.4 million as of November 29, 2008.

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

Item 7A—Quantitative and Qualitative Disclosure About Market Risk

Foreign Exchange Risk

        The majority of our operations are based in the U.S., and accordingly, the majority of our transactions are denominated in U.S. dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of foreign currencies. Our primary foreign currency exposures relate to our short-term intercompany balances with our foreign subsidiaries and accounts receivable and cash valued in the United Kingdom in U.S. dollars. Our primary foreign subsidiaries have functional currencies denominated in the British pound and Euro, and foreign denominated assets and liabilities are remeasured each reporting period with any exchange gains and losses recorded in our consolidated statements of operations. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies and the Euro and the British Pound. Although fluctuations in foreign exchange rates may impact reported revenues and expenses significantly, based on currency exposures existing at November 29, 2008, a hypothetical 10% movement in foreign exchange rates would not expose us to significant gains or losses in net earnings or cash flows.

        From time to time, we may use derivative instruments to manage the risk of exchange rate fluctuations. However, at November 29, 2008, we had no outstanding derivative instruments. We do not use derivative instruments for trading or speculative purposes.

Interest Rate Risk

        We maintain an investment portfolio consisting mainly of U.S. government obligations, funds holding only U.S. government obligations, and corporate obligations with a weighted average maturity of less than 60 days. These held-to-maturity securities are subject to interest rate risk. However, a hypothetical change in the interest rate of 10% would not have a material impact to the fair values of these securities at November 29, 2008 primarily due to their short maturity and our intent to hold the securities to maturity.

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

Evaluation of Changes in Internal Control over Financial Reporting

        Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we have determined that, during the fourth quarter of fiscal 2008, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to affect, materially our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of CRA International, Inc.

        We have audited CRA International, Inc.'s internal control over financial reporting as of November 29, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CRA International, Inc.'s management is responsible for maintaining effective internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, CRA International, Inc. maintained, in all material respects, effective internal control over financial reporting as of November 29, 2008, based criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CRA International, Inc. as of November 29, 2008 and November 24, 2007, and the related consolidated statements of income, cash flows and shareholders' equity for each of the years in the three-year period ended November 29, 2008, and our report dated February 12, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Boston, Massachusetts February 12, 2009

Item 9B—Other Information

        None.

PART III

        We have omitted the information required in Part III of this annual report because we intend to include that information in our definitive proxy statement for our 2009 annual meeting of shareholders, which we expect to file before 120 days after the end of fiscal 2008. We incorporate that information in this annual report by reference to our 2009 proxy statement.

Item 10—Directors, Executive Officers and Corporate Governance

        We incorporate the information required by this item by reference to the sections captioned "Executive Officers and Directors", "Corporate Governance", and "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2009 annual proxy statement.

Item 11—Executive Compensation

        We incorporate the information required by this item by reference to the section captioned "Compensation of Directors and Executive Officers" in our 2009 annual proxy statement.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

        We incorporate the information required by this item by reference to the sections captioned "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plans" in our 2009 annual proxy statement.

Item 13—Certain Relationships and Related Transactions and Director Independence

        We incorporate the information required by this item by reference to the sections captioned "Transactions with Related Parties" and "Corporate Governance" in our 2009 annual proxy statement.

Item 14—Principal Accountant Fees and Services

        We incorporate the information required by this item by reference to the section captioned "Principal Accountant Fees and Services" in our 2009 annual proxy statement.

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

CRA INTERNATIONAL, INC.
	By:	/s/ JAMES C. BURROWS James C. Burrows
Date: February 12, 2009		President, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES C. BURROWS James C. Burrows	President, Chief Executive Officer, and Director (principal executive officer)	February 12, 2009
/s/ WAYNE D. MACKIE Wayne D. Mackie	Executive Vice President, Treasurer, and Chief Financial Officer (principal financial and accounting officer)	February 12, 2009
/s/ ROWLAND T. MORIARTY Rowland T. Moriarty	Chairman of the Board	February 12, 2009
/s/ BASIL L. ANDERSON Basil L. Anderson	Director	February 12, 2009
/s/ WILLIAM F. CONCANNON William F. Concannon	Director	February 12, 2009
/s/ RONALD T. MAHEU Ronald T. Maheu	Director	February 12, 2009
/s/ NANCY L. ROSE Nancy L. Rose	Director	February 12, 2009
/s/ WILLIAM T. SCHLEYER William T. Schleyer	Director	February 12, 2009

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Amended and Restated Articles of Organization.
3.2(2)	Amended and Restated By-Laws, as amended.
4.1(3)	Specimen certificate for common stock.
4.2(4)	Indenture governing the 2.875% Convertible Senior Subordinated Debentures Due 2034 dated June 21, 2004 between CRA as issuer and U.S. Bank National Association as trustee, including the form of 2.875% Convertible Senior Subordinated Debentures Due 2034 attached as Exhibit A thereto.
4.3(5)	Election Notice delivered to U.S. Bank pursuant to Section 15.02(i) of the Indenture.
4.4(6)	Resale Registration Rights Agreement dated June 21, 2004 between CRA and J.P. Morgan Securities Inc.
4.5(6)	Letter Agreement dated October 18, 2000 between CRA and Gordon C. Rausser.
10.1(7)*	1998 Incentive and Nonqualified Stock Option Plan, as amended.
10.2(1)*	1998 Employee Stock Purchase Plan.
10.3(8)*	2004 Nonqualified Inducement Stock Option Plan.
10.4(9)*	CRA International, Inc. Amended and Restated 2006 Equity Incentive Plan.
10.5(10)*	Form of Incentive Stock Option under the 1998 Incentive and Nonqualified Stock Option Plan, as amended.
10.6(10)*	Form of Nonqualified Stock Option under the 1998 Incentive and Nonqualified Stock Option Plan, as amended.
10.7(10)*	Form of Nonqualified Stock Option under the 2004 Nonqualified Inducement Stock Option Plan.
10.8(11)*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan.
10.9*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan with Company Right of First Refusal.
10.10(11)*	Form of Restricted Stock Agreement for Employee or Independent Contractor Awards under the 2006 Equity Incentive Plan.
10.11*	Form of Restricted Stock Agreement for Employee or Independent Contractor Awards under the 2006 Equity Incentive Plan with Company Right of First Refusal.
10.12(12)*	Form of Nonqualified Stock Option under the 2006 Equity Incentive Plan.
10.13(13)*	CRA International, Inc. Cash Incentive Plan.
10.14(14)*	Offer Letter with Wayne D. Mackie dated June 3, 2005.
10.15*	Summary of Director Compensation.
10.16*	Summary of Executive Officer Compensation.
10.17(1)	Office Lease Agreement dated as of March 1, 1978 between CRA and John Hancock Mutual Life Insurance Company, as amended.
10.18(15)	Amendments to Office Lease Agreement dated March 1, 1978 between CRA and John Hancock Mutual Life Insurance Company, as amended.
10.19(16)	Fifteenth Amendment to Office Lease Agreement dated March 1, 1978 between CRA and John Hancock Mutual Life Insurance Company, as amended.
10.20(4)	Sixteenth Amendment to Office Lease Agreement dated March 1, 1978 between CRA and John Hancock Mutual Life Insurance Company, as amended.
10.21(17)	Seventeenth Amendment to Lease dated as of February 6, 2008 between CRA and 100 & 200 Clarendon LLC.

Exhibit No.	Description
10.22(17)	Eighteenth Amendment to Lease dated as of July 29, 2008 between CRA and 100 & 200 Clarendon LLC.
10.23(1)	Office Lease Agreement dated as of March 6, 1997 between CRA and Deutsche Immobilien Fonds Aktiengesellschaft.
10.24(15)	Office Lease dated as of November 29, 1999 between CRA and 1201 F Street, L.L.C., as amended.
10.25(18)	Agreement dated as of October 26, 2006 by and among 99 Bishopsgate (No.1) Limited and 99 Bishopsgate (No.2) Limited, Hammerson UK Properties PLC, 99 Bishopsgate Management Limited, CRA International (UK) Limited, and CRA International, Inc. (including forms of lease agreement).
10.26(1)	Form of consulting agreement with outside experts.
10.27(1)	Stock Restriction Agreement between CRA and its pre-IPO stockholders.
10.28(19)	First Amendment to Stock Restriction Agreement dated as of March 27, 2003 between CRA and certain holders of pre-IPO stock.
10.29(20)	Second Amendment to Stock Restriction Agreement dated as of June 10, 2005 among CRA and certain holders of pre-IPO stock.
10.30(21)	Loan Agreement dated as of January 14, 2004 between CRA and Citizens Bank of Massachusetts.
10.31(21)	First Amendment to Loan Agreement, dated as of March 29, 2005, by and between CRA and Citizens Bank of Massachusetts.
10.32(23)	Second Amendment to Loan Agreement, dated as of June 20, 2005, by and between CRA and Citizens Bank of Massachusetts.
10.33(24)	Third Amendment to Loan Agreement, dated as of April 17, 2006, by and between CRA and Citizens Bank of Massachusetts.
10.34(25)	Fourth Amendment to Loan Agreement, dated as of July 25, 2006, by and between CRA and Citizens Bank of Massachusetts.
10.35(26)	Fifth Amendment to Loan Agreement, dated as of May 16, 2007, by and between CRA and Citizens Bank of Massachusetts.
10.36(22)	First Amendment to Revolving Note, dated as of March 29, 2005, by and between CRA and Citizens Bank of Massachusetts.
10.37(23)	Second Amendment to Revolving Note, dated as of June 20, 2005, by and between CRA and Citizens Bank of Massachusetts.
10.38(26)	Third Amendment to Revolving Note, dated as of May 16, 2007, by and between CRA and Citizens Bank of Massachusetts.
10.39(21)	Stock Pledge Agreement dated as of January 14, 2004 between CRA and Citizens Bank of Massachusetts.
14.1(27)	CRA International, Inc. Code of Business Conduct and Ethics.
21.1	Subsidiaries.
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer.
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer.
32.1	Section 1350 certification.

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

  (9)
  Our definitive proxy statement filed on March 14, 2008.

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

  (17)
  Our current report on Form 8-K filed August 4, 2008.

  (18)
  Our current report on Form 8-K filed November 1, 2006.

  (19)
  Our current report on Form 8-K filed May 13, 2003.

  (20)
  Our current report on Form 8-K filed June 16, 2005.

  (21)
  Our quarterly report on Form 10-Q for the quarter ended February 20, 2004.

  (22)
  Our current report on Form 8-K filed April 1, 2005.

  (23)
  Our current report on Form 8-K filed June 24, 2005.

  (24)
  Our current report on Form 8-K filed April 19, 2006.

  (25)
  Our current report on Form 8-K filed July 26, 2006.

  (26)
  Our current report on Form 8-K filed May 22, 2007.

  (27)
  Our current report on Form 8-K filed June 23, 2008.

CRA INTERNATIONAL, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of CRA International, Inc.

        We have audited the accompanying consolidated balance sheets of CRA International, Inc. and subsidiaries as of November 29, 2008 and November 24, 2007, and the related consolidated statements of income, cash flows and shareholders' equity for each of the fiscal years in the three-year period ended November 29, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CRA International, Inc. and subsidiaries at November 29, 2008 and November 24, 2007, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended November 29, 2008, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CRA International, Inc.'s internal control over financial reporting as of November 29, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 12, 2009 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts
February 12, 2009

CRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	November 29, 2008 (53 weeks)	November 24, 2007 (52 weeks)	November 25, 2006 (52 weeks)
	(In thousands, except per share data)
Revenues	$376,751	$394,645	$349,894
Costs of services	250,109	246,014	217,398

Gross profit	126,642	148,631	132,496
Selling, general and administrative expenses	105,496	99,861	84,545

Income from operations	21,146	48,770	47,951
Interest income	3,132	5,514	5,089
Interest expense	(3,478)	(3,338)	(3,424)
Gain on extinguishment of convertible debentures	1,023	—	—
Other income (expense)	1,444	(441)	(203)

Income before provision for income taxes, minority interest, equity method investment gain (loss), and cumulative effect of accounting change	23,267	50,505	49,413
Provision for income taxes	(14,236)	(19,697)	(21,182)

Income before minority interest, equity method investment gain (loss), and cumulative effect of accounting change	9,031	30,808	28,231
Minority interest	36	—	141
Equity method investment gain (loss), net of tax	(363)	1,794	(529)
Cumulative effect of accounting change, net of tax	—	—	(398)

Net income	$8,704	$32,602	$27,445

Net income per share:
Basic	$0.82	$2.91	$2.40

Diluted	$0.80	$2.68	$2.24

Weighted average number of shares outstanding:
Basic	10,610	11,220	11,418

Diluted	10,904	12,149	12,272

See accompanying notes to the consolidated financials statements.

CRA INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	November 29, 2008	November 24, 2007
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$119,313	$100,516
Accounts receivable, net of allowances of $10,715 in 2008 and $10,573 in 2007	66,200	87,509
Unbilled services	35,047	43,445
Prepaid expenses and other assets	16,205	5,885
Deferred income taxes	16,350	11,039

Total current assets	253,115	248,394
Property and equipment, net	23,715	27,932
Goodwill	154,029	152,216
Intangible assets, net of accumulated amortization of $7,447 in 2008 and $6,681 in 2007	6,372	7,046
Deferred income taxes, net of current portion	691	1,196
Other assets	11,743	17,137

Total assets	$449,665	$453,921

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,821	$14,693
Accrued expenses	84,559	79,915
Deferred revenue and other liabilities	9,128	2,797
Deferred income taxes	464	79
Current portion of notes payable	875	—
Current portion of deferred compensation	1,171	1,278

Total current liabilities	110,018	98,762
Notes payable, net of current portion	2,718	—
Convertible debentures payable	79,780	90,000
Deferred rent and other non-current liabilities	11,750	7,631
Deferred compensation and other non-current liabilities	2,517	3,780
Deferred income taxes, net of current portion	3,453	2,666
Minority interest	2,089	—
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 10,552,432 and 10,763,942 shares issued and outstanding in 2008 and 2007, respectively	89,084	92,012
Receivables from shareholders	(2,098)	(2,047)
Retained earnings	158,341	149,637
Foreign currency translation	(7,987)	11,480

Total shareholders' equity	237,340	251,082

Total liabilities and shareholders' equity	$449,665	$453,921

See accompanying notes to the consolidated financials statements.

CRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	November 29, 2008 (53 weeks)	November 24, 2007 (52 weeks)	November 25, 2006 (52 weeks)
	(In thousands)
OPERATING ACTIVITIES:
Net income	$8,704	$32,602	$27,445
Adjustments to reconcile net income to net cash provided by operating activities, net of effect of acquired businesses:
Depreciation and amortization	9,393	10,162	10,275
Loss on disposal of property and equipment	3,148	408	225
Deferred rent	4,802	1,345	(78)
Deferred income taxes	(4,255)	3,238	2,463
Write down of goodwill and intangible assets	1,401	—	—
Gain on extinguishment of convertible debentures	(1,023)	—	—
Share-based compensation expenses	6,750	5,549	4,649
Excess tax benefits from share-based compensation	(137)	(2,528)	(1,364)
Foreign currency exchange gain	(465)	—	—
Equity in (gains) losses in NeuCo	363	(1,794)	529
Minority interest	(36)	—	(141)
Changes in operating assets and liabilities:
Accounts receivable	16,188	(14,743)	(5,489)
Unbilled services	7,269	(3,160)	(10,619)
Prepaid expenses and other assets	(8,707)	(7,030)	160
Accounts payable, accrued expenses, and other liabilities	1,990	6,827	19,376

Net cash provided by operating activities	45,385	30,876	47,431
INVESTING ACTIVITIES:
Additional consideration relating to acquisitions	(1,730)	(7,233)	(19,138)
Purchase of property and equipment	(9,150)	(11,091)	(6,059)
Issuance of notes receivable	(3,785)	(2,350)	—
Collections on notes receivables	2,833	—	—
Proceeds from Australia divestiture	1,841	—	—
Reduction in cash due to deconsolidation of NeuCo	—	—	(4,815)
Increase in cash due to consolidation of NeuCo	1,565	—	—
Return on investment in NeuCo	1,765	—	—

Net cash used in investing activities	(6,661)	(20,674)	(30,012)
FINANCING ACTIVITIES:
Issuance of common stock, principally stock options	2,185	11,748	9,626
Collections on receivables from shareholders	105	2,214	409
Payments on notes payable to former shareholders	(226)	(242)	(972)
Extinguishment of convertible debentures	(9,050)	—	—
Redemption of vested employee restricted shares for tax withholding	(720)	(414)	—
Excess tax benefits from share-based compensation	137	2,528	1,364
Repurchase of common stock	(11,817)	(57,467)	(11,998)

Net cash used in financing activities	(19,386)	(41,633)	(1,571)
Effect of foreign exchange rates on cash and cash equivalents	(541)	377	519
Net increase (decrease) in cash and cash equivalents	18,797	(31,054)	16,367
Cash and cash equivalents at beginning of year	100,516	131,570	115,203

Cash and cash equivalents at end of year	$119,313	$100,516	$131,570

Noncash investing and financing activities:
Effect of equity method investment in NeuCo	$—	$—	$(254)

Issuance of common stock for acquired businesses	$542	$618	$5,394

Notes payable issued for acquired businesses	$1,173	$1,185	$1,142

Notes receivable in exchange for shares	$—	$—	$60

Supplemental cash flow information:
Cash paid for taxes	$26,710	$14,793	$17,353

Cash paid for interest	$2,887	$2,857	$2,920

See accompanying notes to the consolidated financials statements.

CRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock
	Shares Issued	Amount	Receivables from Shareholders	Unearned Stock Compensation	Retained Earnings	Foreign Currency Translation	Total Shareholders' Equity
	(In thousands, except share information)
BALANCE AT NOVEMBER 26, 2005	11,243,100	$118,790	$(3,398)	$(15)	$89,590	$(347)	$204,620
Net income					27,445		27,445
Foreign currency translation adjustment						6,211	6,211

Comprehensive income							33,656
Exercise of stock options	340,842	9,626					9,626
Issuance of common stock in connection with business acquisitions	119,371	5,394					5,394
Shares granted in exchange for notes receivable	1,218	60					60
Shares repurchased	(242,949)	(11,998)					(11,998)
Payments received on notes receivable from employees			349				349
Share-based compensation expense for employees		4,470					4,470
Restricted share vesting	500						—
Tax benefit on stock option exercises		2,683					2,683
Effect of deconsolidation of NeuCo		(607)	353				(254)
Compensation expense on issuance of shares in minority interest		30					30
Imputed interest on notes receivable from employees			(9)				(9)
Share-based compensation expense for non-employees		149					149
Adjustment to unearned stock compensation		(15)		15			—

BALANCE AT NOVEMBER 25, 2006	11,462,082	$128,582	$(2,705)	$—	$117,035	$5,864	$248,776
Net income					32,602		32,602
Foreign currency translation adjustment						5,616	5,616

Comprehensive income							38,218
Exercise of stock options	455,123	11,748					11,748
Issuance of common stock in connection with business acquisitions	12,688	618					618
Shares repurchased	(1,187,185)	(57,467)					(57,467)
Notes receivable issued to shareholders			(1,825)				(1,825)
Payments received on notes receivable from shareholders			2,483				2,483
Share-based compensation expense for employees		5,477					5,477
Restricted share vesting	29,321						—
Redemption of vested employee restricted shares for tax withholding	(8,087)	(414)					(414)
Tax benefit on stock option exercises and restricted share vesting		3,396					3,396
Share-based compensation expense for non-employees		72					72

BALANCE AT NOVEMBER 24, 2007	10,763,942	$92,012	$(2,047)	$—	$149,637	$11,480	$251,082
Net income					8,704		8,704
Foreign currency translation adjustment						(19,467)	(19,467)

Comprehensive income (loss)							(10,763)
Exercise of stock options	96,794	2,185					2,185
Share-based compensation expense for employees		6,267					6,267
Restricted share vesting	55,435	—					—
Redemption of vested employee restricted shares for tax withholding	(8,520)	(720)					(720)
Tax benefit on stock option exercises and restricted share vesting		224					224
Notes Receivable issued to shareholders			(242)				(242)
Payments received on notes receivable from shareholders			191				191
Shares repurchased	(370,265)	(11,817)					(11,817)
Shares issued for acquisition of business	15,046	542					542
Share-based compensation expense for non-employees		391					391

BALANCE AT NOVEMBER 29, 2008	10,552,432	$89,084	$(2,098)	$—	$158,341	$(7,987)	$237,340

See accompanying notes to the consolidated financials statements.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

Description of Business

        CRA International, Inc. (the "Company," or "CRA"), is a worldwide leading economic, financial, and management consulting services firm that applies advanced analytic techniques and in-depth industry knowledge to complex engagements for a broad range of clients. CRA offers services in two broad areas: litigation, regulatory, and financial consulting and business consulting. CRA operates in only one business segment, which is consulting services.

        On May 23, 2006, CRA completed the acquisition of certain assets of The Ballentine Barbera Group, LLC ("BBG"), a Washington, D.C.-based independent consulting firm focusing on transfer pricing services.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. In addition, as more fully explained below, the consolidated financial statements include the Company's interest in NeuCo, Inc. ("NeuCo"). All significant intercompany accounts have been eliminated.

NeuCo Interest

        In June 1997, NeuCo was founded by the Company and an affiliate of Commonwealth Energy Systems. NeuCo's financial results were consolidated with that of CRA through the second quarter ended May 12, 2006, as CRA held an approximately 50% interest in NeuCo, which combined with CRA's officers' holding three Board of Directors seats and other considerations, represented control. During this period, the portion of the results of operations of NeuCo allocable to its other owners was shown as "minority interest" on CRA's consolidated statements of income, and that amount, along with the capital contributions to NeuCo of its other owners, was shown as "minority interest" on CRA's consolidated balance sheets.

        During the third fiscal quarter ended September 1, 2006, NeuCo completed the acquisition of Ohio-based Pegasus Technologies, Inc. ("Pegasus"), a majority-owned subsidiary of Rio Tinto America Services Company ("Rio Tinto"). As a result of the transaction, the Company's interest in NeuCo was reduced to 36.4%, and the Company began accounting for its remaining investment in NeuCo under the equity method of accounting. The Company recorded an adjustment to reduce equity by $0.3 million, which is net of tax, as a result of this transaction. This is also referred to herein as the "deconsolidation" of NeuCo. From the third quarter ended September 1, 2006 through October 2008, the Company recorded its equity in the income or losses of NeuCo and reported such amounts in "equity method investment gain (loss), net of tax" in the accompanying condensed consolidated statements of operations.

        During the fourth quarter of fiscal 2008, NeuCo reacquired 100% of Rio Tinto's investment in NeuCo. As a result of this transaction, the Company's ownership interest in NeuCo increased to approximately 50% and CRA's ownership represented control again. As a result, NeuCo's financial results since this transaction have been consolidated with that of CRA and the portion of NeuCo's results allocable to its other owners is shown as "minority interest".

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

Fiscal Year

        CRA's fiscal year ends on the last Saturday in November and, accordingly, its fiscal year will periodically contain 53 weeks rather than 52 weeks. Fiscal 2008 was a 53-week year and fiscal 2007 and 2006 were 52-week years.

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

        CRA recognizes substantially all of its revenues under written service contracts with its clients where the fee is fixed or determinable, as the services are provided, and only in those situations where collection from the client is reasonably assured. In certain cases CRA provides services to its clients without sufficient contractual documentation, or fees are tied to performance-based criteria, which require the Company to defer revenue in accordance with U.S. GAAP. In these cases, these amounts are fully reserved until all criteria for recognizing revenue are met. Most of CRA's revenue is derived from time-and-materials service contracts. Revenues from time-and-materials service contracts are recognized as services are provided based upon hours worked and contractually agreed-upon hourly rates, as well as a computer services fee based upon hours worked. Revenues from the majority of the Company's fixed-price engagements are recognized on a proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. CRA derived 8.3% and 6.6% of revenues from fixed-price engagements in fiscal 2008 and fiscal 2007, respectively. Project costs are based on the direct salary of the consultants on the engagement plus all direct expenses incurred to complete the engagement that are not reimbursed by the client. The proportional performance method is used since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and terms set forth in the contract, and are indicative of the level of benefit provided to CRA's clients. The fixed-price contracts generally include a termination provision that converts the agreement to a time-and-materials contract in the event of termination of the contract. CRA's management maintains contact with project managers to discuss the status of the projects and, for fixed-price engagements,

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

management is updated on the budgeted costs and resources required to complete the project. These budgets are then used to calculate revenue recognition and to estimate the anticipated income or loss on the project. In the past, CRA has occasionally been required to commit unanticipated additional resources to complete projects, which have resulted in lower than anticipated income or losses on those contracts. CRA may experience similar situations in the future. Provisions for estimated losses on contracts are made during the period in which such losses become probable and can be reasonably estimated. To date, such losses have not been significant.

        Revenues also include reimbursements, or expenses billed to clients, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. These reimbursable expenses are as follows (in thousands):

	Year Ended
	November 29, 2008 (53 weeks)	November 24, 2007 (52 weeks)	November 25, 2006 (52 weeks)
Reimbursable expenses billed to clients	$48,739	$50,034	$41,222

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

Cash Equivalents and Investments

        Cash equivalents consist principally of U.S. government obligations, funds holding only U.S. government obligations, money market funds, commercial paper, bankers' acceptances, certificates of deposit, and corporate obligations with maturities when purchased of 90 days or less. Short-term investments, if any, generally consist of government bonds with maturities when purchased of more than 90 days and less than one year. Long-term investments, if any, are intended to be held to maturity, and generally consist of government bonds with maturities of more than one year but less than two years. Held-to-maturity securities, if any, are stated at amortized cost, which approximates fair value.

Fair Value of Financial Instruments

        The Company's financial instruments, including cash, cash equivalents, investments, accounts receivable, receivables from employees and non-employee experts, accounts payable, and accrued expenses are carried at cost, which approximates their fair value because of the short-term maturity of these instruments or the stated interest rates are indicative of market interest rates. The fair value of the Company's convertible debentures payable at November 29, 2008 was approximately $74.8 million based upon dealer quotes. The carrying value of the Company's convertible debentures payable was $79.8 million as of November 29, 2008.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill and Other Intangible Assets

        Goodwill represents the purchase price of acquired businesses in excess of the fair market value of net assets acquired. In accordance with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), goodwill and intangible assets with indefinite lives are not subject to amortization, but are monitored at least annually for impairment, or more frequently, as necessary, if there are other indications of impairment. Any impairment would be measured based upon the fair value of the related asset based on the provisions of SFAS No. 142. Because the Company has one reporting unit, under SFAS No. 142, in performing the first step ("Step 1") of the goodwill impairment testing and measurement process the Company compares its entity-wide estimated fair value to its net book value to identify potential impairment. As a result of the year-end Step 1 process, there was no indication of goodwill impairment.

        Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives. Intangible assets consist principally of non-competition agreements, which are amortized on a straight line basis over the related estimated lives of the agreements (eight to ten years), as well as customer relationships, customer lists, developed technology, and trade names, which are amortized on a straight-line basis over their remaining useful lives (four to thirteen years). These assets were reviewed at year-end for potential impairment in accordance with SFAS 144 and there was no impairment indicated.

        In connection with the sale of certain assets in Australia, fiscal 2008 included approximately $1.4 million in charges related to the write-down of goodwill and intangible assets. There were no impairment losses related to goodwill and intangible assets in fiscal 2007 or fiscal 2006. During the last two weeks of January 2009 and early part of February 2009, the Company's stock price has been trading in a range that approximates its book value per share. The Company attributes its recent stock price decline to both industry-wide and Company specific factors. In the event the Company's stock price continues trading at such levels in relation to book value, the Company will perform an evaluation of the carrying value of goodwill and other intangibles, potentially during an interim quarter of fiscal 2009.

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

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        A rollforward of the accounts receivable allowances is as follows:

	Fiscal Year
	2008	2007	2006
	(In thousands)
Balance at beginning of period	$10,573	$6,324	$5,041
Acquired NeuCo reserve balance	151	—	—
Additions charged to revenues	5,756	7,994	5,322
Amounts written off as a reduction to revenues	(5,580)	(3,745)	(3,950)
Amounts written off as an increase to selling, general, and administrative expenses	(185)	—	(89)

Balance at end of period	$10,715	$10,573	$6,324

        Amounts written-off to selling, general, and administrative expenses represent credit or bankruptcy related losses.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Share-Based Compensation

        CRA adopted SFAS No. 123 (revised 2004), "Share-Based Payments" ("SFAS No. 123R") in the first quarter of fiscal 2006 using the modified prospective application method and began accounting for equity-based compensation using a fair value based recognition method. Under the fair value recognition requirements of SFAS No. 123R, share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. Prior to the adoption of SFAS No. 123R, CRA followed the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), to account for its employee stock options. Historically, all stock options have been granted with an exercise price equal to the fair market value of the common stock on the date of grant. Accordingly, no compensation expense was recognized from option grants to employees and directors. However, compensation expense was recognized in connection with the issuance of stock options to non-employee consultants pursuant to EITF No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees" ("EITF 96-18").

Deferred Compensation

        Deferred compensation included in liabilities represents amounts owed to executive officers for fiscal 2006 bonuses.

Asset Retirement Obligations

        In March 2005, the FASB issued Interpretation 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), which clarifies that the term "conditional asset retirement obligation" as used in SFAS No. 143, "Accounting for Asset Retirement Obligations", refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. CRA adopted FIN 47 during the fourth quarter of fiscal 2006. CRA recognizes asset retirement obligations related to lease restoration obligations if required by a lease agreement. The asset retirement obligations consist primarily of the costs associated with restoring leased space to the condition it was in prior to CRA's occupancy or to pay the landlord for the cost to do so. The fair values of the asset retirement obligations are recorded at the time the obligation is incurred and accreted over time. CRA capitalizes asset retirement costs by increasing the carrying amount of the related long-lived assets and depreciating these assets over the remaining useful life. For further details, see Note 6 of the Notes to Consolidated Financial Statements.

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

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Foreign Currency Translation

        In accordance with SFAS No. 52, "Foreign Currency Translation," balance sheet accounts of the Company's foreign subsidiaries are translated into U.S. dollars at year-end exchange rates and operating accounts are translated at average exchange rates for each year. The resulting translation adjustments are recorded in shareholders' equity as a component of comprehensive income. Foreign currency transactions are translated at current exchanges rates, with adjustments recorded in income. The effect of transaction gains and losses recorded in income amounted to a gain of $1.4 million for fiscal 2008, a loss of $441,000 for fiscal 2007, and a loss of $203,000 for fiscal 2006.

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

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51". SFAS 160 establishes accounting and reporting standards for noncontrolling interests (previously referred to as "minority interests") in a subsidiary and for the deconsolidation of a subsidiary, to ensure consistency with the requirements of SFAS 141R. SFAS 160 states that noncontrolling interests should be classified as a separate component of equity, and establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, which is CRA's fiscal 2010. Early adoption is prohibited and the standard will be applied prospectively except for the presentation and disclosure requirement, which will be applied retrospectively for all periods presented. The Company is currently evaluating the impact that SFAS 160 will have on its consolidated statement of operations and financial condition.

        In May 2008, the FASB issued Staff Position No. Accounting Principles Board Opinion 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)," ("FSP No. APB 14-1"), which changes the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. FSP No. APB 14-1 will require the Company to recognize non-cash interest expense on its convertible senior subordinated debentures based on the market rate for similar debt instruments without the conversion feature. FSP No. APB 14-1 is effective for fiscal years beginning on or after December 15, 2008, which is CRA's fiscal 2010, and must be applied on a retrospective basis. The Company is currently evaluating the impact that FSP No. APB 14-1 will have on its consolidated statements of operations and financial condition.

2.     Business Acquisitions

        On May 23, 2006, CRA acquired certain assets of BBG, an independent consulting firm focusing on transfer pricing services headquartered in Washington, D.C., for approximately $38.2 million (after adding acquisition costs, additional contingent purchase payments, and transaction fees paid or accrued). The purchase price consisted of $33.2 million in cash and $5.0 million in CRA restricted stock. CRA paid $17.6 million of the cash portion of the purchase price in fiscal 2006 and $5.3 million of the cash portion was paid in fiscal 2007. The remaining $10.3 million in cash will be put in escrow during fiscal 2009. The acquisition has been accounted for under the purchase method of accounting, and the results of operations have been included in the accompanying statements of income from the date of acquisition. CRA has not furnished pro forma financial information relating to the BBG acquisition because such information is not material.

        The purchase agreements for acquisitions completed in fiscal 2006 and fiscal 2005 provide for additional purchase consideration for up to five years following the transactions, if specific performance targets are met. These earnouts are payable in cash and/or CRA common stock. During fiscal 2008, fiscal 2007, and fiscal 2006, CRA recorded $12.4 million, $7.6 million, and $1.5 million, respectively, in additional purchase price related to these acquisitions, which included cash, promissory notes and common stock. These payments, and any additional payments related to these contingencies, have been and will be accounted for as additional goodwill.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.     Goodwill and Intangible Assets

        The changes in the carrying amount of goodwill for fiscal years 2008 and 2007 are as follows (in thousands):

Balance at November 25, 2006	$141,253
Goodwill adjustments related to acquisitions completed in fiscal 2006 and fiscal 2005	7,116
Effect of foreign currency translation	3,847

Balance at November 24, 2007	$152,216
Goodwill acquired from consolidation of NeuCo	4,467
Goodwill adjustments related to acquisitions completed in fiscal 2006, fiscal 2005, and fiscal 2004 and Australia divestiture	11,010
Effect of foreign currency translation	(13,664)

Balance at November 29, 2008	$154,029

        The fiscal 2008 and fiscal 2007 goodwill adjustments include the following (in thousands):

	Fiscal Year
	2008	2007
Additional purchase price recorded for earnouts	$12,009	$7,612
Reduction in goodwill related to Australia divestiture	(656)	—
Reduction in accrued and prepaid expenses	(297)	—
Deferred tax adjustments	—	(577)
Intangible asset adjustments	—	29
Addition (reduction) in acquisition costs	(46)	23
Other purchase allocation adjustments	—	29

	$11,010	$7,116

        On March 24, 2008, the Company sold the majority of its Australian-based operations. The amount of goodwill allocated to the sale was approximately $0.7 million, which along with certain business assets and certain liabilities associated with the Company's Australian competition practice was sold for approximately $1.9 million and a loss of $0.5 million was realized. The Company also assessed its intangible assets in Australia for impairment and recorded expenses of $0.9 million for the write-off of intangible assets in selling, general and administrative expenses in the consolidated statement of income during fiscal 2008.

        The net amount of goodwill as of November 29, 2008, includes the following amounts (in thousands):

BBG	$35,639
Goodwill attributable to NeuCo	4,467
Acquisitions that occurred prior to fiscal 2006	113,923

Goodwill balance at November 29, 2008	$154,029

        Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The components of acquired identifiable intangible assets are as follows (in thousands):

	November 29, 2008	November 24, 2007
Non-competition agreements, net of accumulated amortization of $2,954 and $3,114, respectively	$2,373	$4,249
Customer relationships, net of accumulated amortization of $1,832 and $1,257, respectively	2,173	2,204
Property leases, net of accumulated amortization of $113 and $32, respectively	—	37
Trademarks, net of accumulated amortization of $1,081 and $983, respectively	272	482
Developed technology, net of accumulated amortization of $251	1,524	—
Other intangible assets, net of accumulated amortization of $1,216 and $1,295, respectively	30	74

	$6,372	$7,046

        The decrease in intangible assets from fiscal 2007 to fiscal 2008 was due to amortization and the write-off of intangible assets, partially offset by an increase due to the intangibles acquired from NeuCo.

        Amortization expense of intangible assets was $2.4 million, $1.6 million, and $1.8 million in fiscal 2008, 2007, and 2006, respectively. Amortization expense of intangible assets held at November 29, 2008, for the next five fiscal periods is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
2009	$1,158
2010	915
2011	776
2012	776
2013	776

$4,401

4.     Property and Equipment

        Property and equipment consist of the following:

	November 29, 2008	November 24, 2007
	(In thousands)
Computer and office equipment and software	$18,980	$19,282
Leasehold improvements	27,338	30,387
Furniture	10,344	10,908

	56,662	60,577
Accumulated depreciation and amortization	32,947	32,645

	$23,715	$27,932

        Depreciation expense was $10.7 million in fiscal 2008, $8.6 million in fiscal 2007, $7.9 million in fiscal 2006.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.     Accrued Expenses

        Accrued expenses consist of the following:

	November 29, 2008	November 24, 2007
	(In thousands)
Compensation and related expenses	$64,806	$69,015
Payable to former shareholders	11,180	1,238
Income taxes payable	912	3,080
Accrued interest	1,106	1,170
Other	6,555	5,412

	$84,559	$79,915

6.     Asset Retirement Obligations

        CRA adopted FIN 47, effective during the fourth quarter of fiscal 2006. FIN 47 clarifies the term conditional asset retirement obligation, as referenced in SFAS No. 143, and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. Asset retirement obligations covered by FIN 47 include those for which an entity has a legal obligation to perform an asset retirement activity, however the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.

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

        The changes in the carrying amount of asset retirement obligations for fiscal 2008 are as follows (in thousands):

Balance at November 24, 2007	$1,901
Reduction in liability, primarily due to office closures	(567)
Payments	(129)
Additions	168
Accretion	39
Effect of foreign currency translation	(606)

Balance at November 29, 2008	$806

        Asset retirement obligations are recorded within "accrued expenses" and "deferred rent and other non-current liabilities" on the balance sheet.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.     Private Placement of Convertible Debt and Other Financing

        Private Placement of Convertible Debt.    In 2004, CRA completed a private placement of $90.0 million of 2.875% convertible senior debentures due 2034. If the last reported sale price of CRA's common stock is greater than or equal to 125% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter, holders of the debentures may convert them. In addition, there are additional circumstances under which holders of the debentures may convert, which are outlined in the terms of the indenture governing the debentures.

        During fiscal 2008, the Company repurchased convertible debentures in the principal amount of approximately $10.2 million, on the open market, for approximately $9.2 million, resulting in a $1.0 million gain on a pre-tax basis.

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

        The market price conversion trigger was not met during the fourth quarter of fiscal 2008 or the first quarter of fiscal 2009. Therefore, holders of the debentures are not able to exercise their right to convert the bonds during the first or second quarters of fiscal 2009. This test is repeated each fiscal quarter. To date, no conversions have occurred.

        The Company has a $90.0 million line of credit that matures on April 30, 2010 to mitigate the potential liquidity risk, and to provide funding if required, in the event of conversion by the debenture holders. The amounts available under the bank line of credit are constrained by various financial covenants and reduced by certain letters of credit outstanding. The degree to which the Company is leveraged could adversely affect the Company's ability to obtain further financing for working capital, acquisitions or other purposes and could make the Company more vulnerable to industry downturns and competitive pressures. The Company's ability to secure short-term and long-term debt or equity financing in the future, including the Company's ability to refinance the current senior loan agreement, will depend on several factors, including future profitability, the levels of debt and equity, restrictions under the existing line of credit and the overall credit and equity market environments. CRA believes that in the event the contingent conversion trigger price is met, it is unlikely that a significant percentage of bondholders will exercise their right to convert because the debentures have traded at a premium over their conversion value. Since holders of the debentures are not able to exercise their right to convert the bonds as of November 29, 2008, CRA has classified the remaining $79.8 million convertible debt as long-term debt as of November 29, 2008 in the accompanying consolidated balance sheet. It is CRA's intention to renew or replace the line of credit, as desirable and available, which would allow CRA to continue to classify the convertible debentures as long-term debt, rather than short-term in future periods. In addition, the line of credit gives CRA additional flexibility to meet any unforeseen financial requirements.

        The debentures are CRA's direct, unsecured senior subordinated obligations and rank junior in right of payment to its existing bank line of credit and any future secured indebtedness that CRA may designate as senior indebtedness. Interest of approximately $1.1 million, is payable semi-annually on June 15 and December 15. CRA will also be required to pay contingent interest on the applicable interest payment date to the holders of the debentures for the period commencing June 20, 2011, and ending December 14, 2011, if the average trading price of the debentures for each of the last five trading days immediately preceding June 20, 2011, equals 125% or more of the principal amount of the debentures. Thereafter, CRA will pay contingent interest on the interest payment date for a six-month

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

interest period if the average trading price of the debentures during the five trading day period immediately preceding the first day of the applicable six-month interest period equals or exceeds 125% of the principal amount of the debentures. The contingent interest payable per debenture will equal 0.25% of the average trading price of such debenture during the applicable five trading day reference period.

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

        The debt issuance costs have been capitalized and are amortized as a component of interest expense on a straight-line basis over seven years, through 2011, which is the first year in which CRA may be required to repurchase all or any portion of the debentures. These debt issuance costs, net of accumulated amortization of $2.3 million, are included in other assets in the consolidated balance sheet as of November 29, 2008.

        The contingent interest feature included in the debenture represents an embedded derivative under SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") that must be recorded at fair value. The Company has determined that the fair value of the contingent interest feature is de minimis as of November 29, 2008, based upon economic, market and other conditions in effect as of this date. There are no other embedded derivatives associated with the Company's convertible debentures that are accounted for separately in accordance with SFAS 133.

        The Company has agreed with the debenture holders to reserve the maximum number of shares of common stock that may be issued upon conversion of the debentures.

        Borrowings under the Revolving Line of Credit.    CRA has a $90.0 million senior loan agreement with Citizens Bank of Massachusetts with a maturity date of April 30, 2010. Subject to the terms of the agreement, CRA may use borrowings under this line of credit for acquisition financing, working capital, general corporate purposes, letters of credit, and foreign exchanges contracts. In addition, funds available under the facility will allow CRA to continue to classify its convertible debentures as long-term debt, rather than short-term, and will give CRA additional flexibility to meet any unforeseen financial requirements. The available line of credit is reduced, as necessary, to account for certain letters of credit outstanding and may be limited if the Company violates the covenants. As of November 29, 2008, there were no amounts outstanding under this line of credit and $5.4 million in letters of credit were outstanding, which reduces the line of credit available. The letters of credit support minimum future lease payments under leases for permanent office space and bonds required per the terms of certain project proposals and contracts.

        Borrowings under CRA's credit facility bear interest, at CRA's option, either at LIBOR plus an applicable margin or at the prime rate. Applicable margins range from 0.75% to 1.50%, depending on the ratio of CRA's consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the preceding four fiscal quarters, subject to various adjustments stated in the senior loan agreement. These margins are adjusted both quarterly and each time CRA borrows under the credit facility. Interest is payable monthly. A commitment fee of 0.165% is payable on the unused portion of the credit facility. Borrowings under the credit facility are secured by 100% of

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the stock of certain of CRA's U.S. subsidiaries and 65% of the stock of CRA's foreign subsidiaries, which represents approximately $94.5 million in net assets as of November 29, 2008.

        As of November 29, 2008, the Company was in compliance with the covenants under the senior loan agreement.

8.     Employee Benefit Plans

        The Company maintains qualified defined-contribution plans under Section 401(k) of the Internal Revenue Code, covering substantially all U.S. employees who meet specified age and service requirements. Company contributions are made at the discretion of the Company, and cannot exceed the maximum amount deductible under applicable provisions of the Internal Revenue Code. Company contributions under these plans amounted to approximately $2.7 million for fiscal 2008, $2.4 million for fiscal 2007, and $3.5 million for fiscal 2006.

9.     Leases

        At November 29, 2008, the Company had the following minimum rental commitments for office space and equipment leases, all of which are under non-cancelable operating leases (in thousands):

Fiscal Year	Rental Commitments
2009	$17,345
2010	19,295
2011	15,725
2012	14,968
2013	14,830
Thereafter	26,682

$108,845
Future minimum rentals under sublease arrangements	(7,045)

$101,800

        Certain office leases contain renewal options which the Company may exercise at its discretion, which were not included in the amounts above. Rent expense was approximately $23.4 million in fiscal 2008, $19.3 million in fiscal 2007 and $15.5 million in fiscal 2006.

        The Company is party to standby letters of credit with Citizens Bank of Massachusetts in support of the minimum future lease payments under leases for permanent office space amounting to $0.9 million as of November 29, 2008.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   Net Income Per Share

        Basic net income per share represents net income divided by the weighted average shares of common stock outstanding during the period. Diluted net income per share represents net income divided by the weighted average shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents arise from stock options, unvested restricted shares, and shares underlying CRA's debentures using the treasury stock method. Under the treasury stock method, the amount the Company will receive for the stock awards, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares at the average share price for each fiscal period. A reconciliation of basic to diluted weighted average shares of common stock outstanding is as follows (in thousands):

	Fiscal Year
	2008	2007	2006
Basic weighted average shares outstanding	10,610	11,220	11,418
Common stock equivalents:
Stock options and restricted stock	237	459	527
Shares underlying the debentures	57	470	327

Diluted weighted average shares outstanding	10,904	12,149	12,272

        Basic weighted average shares outstanding for the fifty-two weeks ended November 25, 2006 include the weighted average of common stock issued in connection with the BBG acquisition in May 2006, as well as the repurchase of 242,949 shares by CRA. The primary reason for the decrease in basic weighted average shares outstanding for the fifty-two weeks ended November 24, 2007 is the weighted average impact of the repurchase of 1,187,185 shares by CRA, partially offset by an increase in basic weighted average shares outstanding for stock option exercises. The primary reason for the decrease in basic weighted average shares outstanding for the fifty-three weeks ended November 29, 2008 is the weighted average impact of the repurchase of 370,265 shares by CRA.

        Under EITF No. 04-08 "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share" and EITF 90-19 "Convertible Bonds with Issuer Option to Settle for Cash upon Conversion", because of CRA's obligation to settle the par value of the convertible debentures in cash, the Company is not required to include any shares underlying the convertible debentures in its diluted weighted average shares outstanding until the average stock price per share for the quarter exceeds the $40 conversion price and only to the extent of the additional shares CRA may be required to issue in the event CRA's conversion obligation exceeds the principal amount of the debentures converted. At such time, only the number of shares that would be issuable (under the "treasury" method of accounting for share dilution) are included, which is based upon the amount by which the average stock price exceeds the conversion price. Based on 1,994,500 shares underlying the convertible debentures as of November 29, 2008, for the first $1 per share that CRA's average stock price exceeds the $40 conversion price of the debentures, CRA will include approximately 49,000 additional shares in CRA's diluted share count. For the second $1 per share that CRA's average stock price exceeds the $40 conversion price, CRA will include approximately 47,000 additional shares, for a total of approximately 95,000 shares, in CRA's diluted share count, and so on, with the additional shares' dilution falling for each $1 per share that CRA's average stock price exceeds $40 if the stock price rises further above $40 (see table, below).

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

"TREASURY" METHOD OF ACCOUNTING FOR SHARE DILUTION

Conversion Price:	$40
Number of Underlying Shares:	1,994,500

Formula:	Number of extra dilutive shares created = ((Stock Price - Conversion Price) * Underlying Shares)/Stock Price
Condition:	Only applies when share price exceeds $40

Stock Price	Conversion Price	Price Difference	Include in Share Count	Per $1 Share Dilution
$40.	$40.	$0.	0	0
$41.	$40.	$1.	48,646	48,646
$42.	$40.	$2.	94,976	47,488
$45.	$40.	$5.	221,611	44,322
$50.	$40.	$10.	398,900	39,890
$55.	$40.	$15.	543,955	36,264
$60.	$40.	$20.	664,833	33,242
$65.	$40.	$25.	767,115	30,685
$70.	$40.	$30.	854,786	28,493

        The number of shares underlying the debentures for fiscal 2006, fiscal 2007, and the twelve weeks ended February 15, 2008 were based on 2,250,000 shares underlying the convertible debentures. The average stock price for the fiscal year ending November 29, 2008 was $36 per share. Included in the diluted weighted average shares outstanding for the fiscal year ending November 29, 2008 were 57,000 shares underlying the debentures because the average stock price for the twelve weeks ended February 15, 2008 was $45, while in the remaining quarters of fiscal 2008, the average stock price was below $40. The average stock price for the fiscal years ending November 24, 2007 and November 25, 2006 was approximately $51, and $47 per share, respectively; therefore, 470,000, and 327,000 shares underlying the debentures were included in the diluted weighted average shares outstanding for the fiscal years ending November 24, 2007 and November 25, 2006, respectively, under the treasury stock method of accounting, as required by EITF 90-19.

        As part of the earnout provisions included in the acquisition agreements for acquisitions CRA completed in fiscal 2006 and fiscal 2005, the Company may settle a portion of its obligations through the issuance of its common stock. Issuance of these shares is contingent based on certain provisions of the acquisition agreements. All shares for which the necessary conditions underlying the earnout provisions have been met as of November 29, 2008 are included in basic and diluted weighted average shares outstanding as of the point in time that the shares were issued.

        Some of the Company's share-based awards were excluded from the calculation of diluted earnings per share because the number of assumed buyback shares under the treasury stock method was greater than the shares assumed issued, and therefore, their inclusion would have been anti-dilutive. For the years ended November 29, 2008, November 24, 2007, and November 25, 2006, the anti-dilutive share-based awards were 632,452, 326,482, and 409,052, respectively. These share-based awards could be dilutive in the future if, and to the extent that, the number of assumed buyback shares under the treasury stock method is less than the shares assumed issued.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   Shareholders' Equity

        Issuances of Common Stock in Connection with Business Acquisitions.    The Company issued common stock in connection with the acquisitions completed in fiscal 2006 and fiscal 2005. The following is a summary of common stock issued in connection with business acquisitions including shares issued pursuant to earn-out arrangements:

	Fiscal Year
Issuance	2008	2007	2006
	(in thousands, except per share data)
Shares	15,046	12,688	119,371
Amount	$542	$618	$5,394

        The restricted shares issued in connection with all of these acquisitions are fully vested and held in escrow until the sales restrictions placed on them have lapsed.

        Share-Based Compensation.    In accordance with SFAS No. 123R, approximately $6.3 million, $5.5 million, and $4.5 million of share-based compensation expense was recorded in fiscal 2008, fiscal 2007, and fiscal 2006, respectively, as an increase to common stock for share-based payment awards made to the Company's employees and directors, based on the estimated fair values of stock options and restricted stock awards vesting during the period.

        CRA also recorded $391,000, $72,000, and $149,000 for fiscal 2008, fiscal 2007, and fiscal 2006, respectively, in stock compensation expense for options granted to non-employee experts. The options granted to non-employee experts are accounted for under variable accounting in accordance with SFAS No. 123R and EITF 96-18. These costs are being amortized over the related vesting period.

        Restricted Share Vesting.    In fiscal 2008 and fiscal 2007, 55,435 and 29,321 restricted shares vested, respectively. CRA redeemed 8,520 and 8,087 of the restricted shares that vested from the holders in order to pay $720,000 and $414,000 of employee minimum tax withholdings.

        Common Stock Repurchases and Retirements.    In July 2006 and June 2007, the Company announced that its Board of Directors authorized a multi-year stock repurchase program of up to a total of 500,000 and 1,500,000 shares of its common stock, respectively. During fiscal 2008, fiscal 2007, and fiscal 2006, the Company repurchased 369,047, 1,172,286, and 242,949 shares of its common stock under the stock repurchase programs at an aggregate price of approximately $11.8 million, $56.7 million, and $12.0 million, respectively. In addition, during fiscal 2008 and fiscal 2007, the Company repurchased 1,218 and 14,899 shares of its common stock from non-employee experts or employees, respectively, based on the contractual right of first purchase contained in the shareholders' stock purchase agreement with the Company.

        Exercise of Stock Options.    During fiscal 2008, 96,794 options were exercised for $2.2 million of proceeds. During fiscal 2007, 455,123 options were exercised for $11.7 million of proceeds. During fiscal 2006, 340,842 options were exercised for $9.6 million in proceeds.

        Tax Benefit (Deficit)on Stock Option Exercises.    The tax benefit on stock option exercises and restricted share vesting of $0.2 million, $3.4 million, and $2.7 million were recorded as an increase to common stock in fiscal 2008, fiscal 2007, and fiscal 2006, respectively.

12.   Share-Based Compensation

        CRA utilizes the straight-line attribution method for recognizing share-based compensation expense under SFAS No. 123R. CRA recorded $6.3 million, $5.5 million, and $4.5 million of

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

compensation expense in fiscal 2008, fiscal 2007, and fiscal 2006, respectively, for share-based payment awards made to the Company's employees and directors consisting of stock options and restricted stock awards issued based on the estimated fair values. Compensation expense, net of tax, was $4.0 million, $3.6 million, and $3.3 million in fiscal 2008, fiscal 2007, and fiscal 2006, respectively, for share-based payment awards made to the Company's employees and directors consisting of stock options and restricted stock awards issued based on the estimated fair values.

        The weighted average fair market value using the Black-Scholes option-pricing model of the options granted was $13.30, $16.90, and $16.14 for fiscal 2008, fiscal 2007, and fiscal 2006, respectively. The fair market value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Year
	2008	2007	2006
Risk-free interest rate	2.9%	4.7%	4.6%
Expected volatility	45%	34%	36%
Weighted average expected life (in years)	4.00	4.00	3.66
Expected dividends	—	—	—

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

        CRA maintains share-based compensation plans that use restricted stock, stock options and an employee stock purchase plan to provide incentives to its directors, employees and independent contractors. CRA's Amended and Restated 2006 Equity Incentive Plan (the "2006 Incentive Plan") authorizes the grant of a variety of incentive and performance awards to its directors, employees and independent contractors, including incentive stock options, nonqualified stock options, restricted stock awards, restricted stock unit awards, performance awards and other share-based awards. A maximum of 1,368,333 shares of common stock are issuable under the 2006 Incentive Plan, which includes 658,333 shares that remained available for future awards under the Company's 1998 Incentive and Nonqualified Stock Option Plan (the "1998 Plan") as of April 21, 2006. This amount may be increased by up to 341,667 shares to the extent that any stock options that have been issued under the 1998 Plan are forfeited or terminated after April 21, 2006. The "fungibility ratio," the rate at which each share of CRA's common stock that is underlying any award other than a stock option counts against the maximum number of shares issuable under the 2006 Incentive Plan, increased from 1.8 to 2.2 during fiscal 2008. As a result, the grant of restricted share and unit awards through March 12, 2008 counted as the grant of 1.8 shares of common stock available under the plan for each share of common stock subject to the award and the grant of restricted share and unit awards on or after March 12, 2008 counts as the grant of 2.2 shares of common stock available under the plan for each share of common stock subject to the award.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following is a rollforward of the maximum number of shares issuable under the 2006 Incentive Plan as of November 29, 2008:

	Actual Shares	Shares Using Fungibility Ratio
Maximum shares of common stock issuable under the 2006 Incentive Plan		1,368,333
Restricted shares or units granted through March 12, 2008	471,827	(849,289)
Restricted shares or units granted on or after March 12, 2008	72,995	(160,589)
Cancellation of restricted shares through March 12, 2008	63,235	113,823
Cancellation of restricted shares on or after March 12, 2008	1,469	3,232
Options granted		(124,897)
Options cancelled		322,732

Shares available for grant under the 2006 Incentive Plan		673,345

        In addition, CRA has agreed to adopt a policy that the maximum number of stock option and restricted stock awards that it will grant under the 2006 Incentive Plan during fiscal 2006 through fiscal 2008 will not exceed a three-year weighted average of 4.33%, based on the total number of shares of common stock outstanding at the end of each of those three fiscal years. For purposes of this calculation, grants made in connection with acquisitions are excluded, and the grant of restricted stock awards count as the grant of two shares of common stock for each share of common stock subject to the award.

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

        A summary of option activity from all plans is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at November 24, 2007	1,260,198	$33.39
Fiscal 2008:
Granted	48,397	39.54
Exercised	(96,794)	22.58
Forfeited	(175,544)	40.79

Outstanding at November 29, 2008	1,036,257	33.44	5.15	$3,349

Options exercisable at November 29, 2008	927,942	$31.87	5.02	$3,349

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The aggregate intrinsic value of stock options exercised was approximately $1.5 million, $11.0 million, and $6.7 million, for fiscal 2008, fiscal 2007, and fiscal 2006, respectively.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at November 29, 2008	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number Exercisable at November 24, 2007	Weighted-Average Exercise Price
$ 8.88 - 22.81	275,389	3.43	$17.06	275,389	$17.06
$23.00 - 32.09	126,957	5.00	$30.67	126,957	$30.67
$32.26 - 32.26	235,597	5.44	$32.26	235,597	$32.26
$34.05 - 50.09	311,814	6.34	$44.72	228,249	$44.45
$50.69 - 53.72	86,500	5.72	$52.18	61,750	$52.34

Total	1,036,257	5.15	$33.44	927,942	$31.87

        The following table summarizes the status of CRA's non-vested options since November 24, 2007:

	Non-vested Options
	Number of Shares	Weighted-Average Fair Value
Non-vested at November 24, 2007	331,314	$14.00
Granted	48,397	11.18
Vested	(197,938)	18.31
Forfeited	(73,458)	16.01

Non-vested at November 29, 2008	108,315	$14.70

        The total fair value of options vested was $3.6 million, $3.4 million, and $4.8 million at November 29, 2008, November 24, 2007, and November 25, 2006, respectively. As of November 29, 2008, there was $0.9 million of total unrecognized compensation cost related to non-vested stock options granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.6 years.

        In fiscal 2006, following the approval of the 2006 Equity Incentive Plan, CRA granted restricted stock awards to its non-employee directors and certain employees, which were granted subject to the execution of a restricted stock agreement. Generally, these shares will vest in four equal annual installments beginning on the first anniversary of the date of grant. The compensation cost recognized in connection with these shares was $4.8 million in fiscal year 2008 and total unrecognized compensation cost related to restricted stock was $12.2 million, which is expected to be recognized over a weighted-average period of 2.7 years.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table summarizes the status of CRA's non-vested restricted stock awards and units since November 24, 2007:

	Non-vested Restricted Stock and Units
	Number of Shares	Weighted-Average Fair Value
Non-vested at November 24, 2007	237,773	$51.42
Granted	266,765	37.91
Vested	(65,868)	50.55
Forfeited	(54,241)	46.31

Non-vested at November 29, 2008	384,429	$42.37

        The majority of the restricted shares the Company has granted in fiscal 2008 contain a right of first refusal provision, which gives CRA the right to repurchase, at a recent closing price, any shares that the stockholder wishes to sell. As of February 12, 2009, there were 26,900 vested shares outstanding that include the right of first refusal provision.

        Performance share awards are valued at the fair value of CRA stock as of the grant date and expense is recognized based on the number of shares expected to vest under the terms of the award under which they are granted. During fiscal 2007, 41,482 shares were earned upon the achievement of certain financial performance goals for fiscal 2007 and were distributed in fiscal 2008. As of November 29, 2008, approximately 17,800 performance based awards were earned upon the achievement of certain financial performance goals for fiscal 2008 and will be distributed in fiscal 2009. In addition, up to 36,000 shares will become payable only upon achievement of certain financial performance goals, including revenue and profits, for the various measurement periods falling within fiscal 2009 through fiscal 2011.

        SFAS No. 123R requires the actual benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under APB No. 25. This requirement reduces reported operating cash flows and increases reported financing cash flows in periods after adoption. As a result, net financing cash flows included approximately $0.1 million for the fifty-three weeks ended November 29, 2008, from the benefits of tax deductions in excess of recognized compensation cost. Under prior accounting rules, this amount would have been included in net operating cash flows. Total cash flow remains unchanged from what would have been reported under prior accounting rules.

        The Company has adopted the 1998 Employee Stock Purchase Plan. The Stock Purchase Plan authorizes the issuance of up to an aggregate of 243,000 shares of common stock to participating employees at a purchase price equal to 85% of fair market value on either the first or the last day of the one-year offering period under the Stock Purchase Plan. In fiscal 2008, fiscal 2007, and fiscal 2006, there were no offering periods under the Stock Purchase Plan and no shares were issued.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   Business Segment and Geographic Information

        CRA operates in one business segment, which is consulting services. Revenue and long-lived assets by geographic region, based on the physical location of the operation to which the revenues or the assets relate, are as follows (in thousands):

	Fiscal Year
	2008 (53 weeks)	2007 (52 weeks)	2006 (52 weeks)
Revenue:
United States	$294,040	$289,090	$267,371
United Kingdom	56,695	77,326	60,941
Australia	5,573	14,471	13,218
Other	20,443	13,758	8,364

Total foreign	82,711	105,555	82,523

	$376,751	$394,645	$349,894

	November 29, 2008	November 24, 2007	November 25, 2006
Long-lived assets (property and equipment, net):
United States	$17,218	$18,247	$20,802
United Kingdom	6,099	8,343	2,612
Australia	—	844	1,094
Other	398	498	547

Total foreign	6,497	9,685	4,253

	$23,715	$27,932	$25,055

        The decline in revenues from international operations in fiscal 2008 was partly a result of the divestures of CRA's Australia and New Zealand operations, the strengthening of the dollar relative to the British pound and other foreign currencies, and a decrease in the demand for CRA's services in its international offices.

14.   Income Taxes

        The components of income before provision for income taxes, minority interest, equity method investment gain (loss), and cumulative effect of an accounting change are as follows:

	Fiscal Year
	2008 (53 weeks)	2007 (52 weeks)	2006 (52 weeks)
	(In thousands)
Income before provision for income taxes, minority interest, equity method investment gain (loss), and cumulative effect of an accounting change:
U.S.	$37,563	$49,384	$41,780
Foreign	(14,296)	1,121	7,633

Total	$23,267	$50,505	$49,413

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The components of income tax expense (benefit) have been recorded in the Company's financial statements as follows:

	Fiscal Year
	2008 (53 weeks)	2007 (52 weeks)	2006 (52 weeks)
	(In thousands)
Income tax expense excluding provision for income taxes related to minority interest, equity method investment gain (loss), and cumulative effect of an accounting change	$14,236	$19,697	$21,182
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes charged directly to common stock	(224)	(3,396)	(2,683)
Increase in Other Comprehensive Income associated with the deconsolidation of NeuCo	—	—	738
Equity method investment gain (loss)	(254)	267	(370)
Cumulative effect of an accounting change	—	—	(157)
Foreign currency exchange gains on intercompany	—	197	130

	$13,758	$16,765	$18,840

        The provision (credit) for income taxes consists of the following:

	Fiscal Year
	2008	2007	2006
	(In thousands)
Currently payable:
Federal	$13,152	$11,605	$11,837
Foreign	470	459	2,960
State	4,340	4,197	3,432

	$17,962	$16,261	$18,229
Deferred:
Federal	(753)	3,183	2,850
Foreign	(2,167)	(360)	(627)
State	(806)	613	730

	$(3,726)	$3,436	$2,953

	$14,236	$19,697	$21,182

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        A reconciliation of the Company's tax rates with the federal statutory rate is as follows:

	Fiscal Year
	2008	2007	2006
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	9.7	6.3	5.5
Disallowed executive compensation under Section 162(m) of the Internal Revenue Code	—	—	1.8
Losses not benefited (benefited)	8.8	0.1	(0.3)
Foreign rate differential	4.7	0.1	(0.4)
Foreign dividend	2.2	—	—
Reduction of estimated tax liabilities	(0.4)	(3.9)	—
Other	1.2	1.4	1.3

	61.2%	39.0%	42.9%

        Components of the Company's deferred tax assets (liabilities) are as follows:

	November 29, 2008	November 24, 2007
	(In thousands)
Deferred tax assets:
Accrued compensation and related expense	$14,218	$10,518
Tax basis in excess of financial basis of net accounts receivable	3,884	3,812
Net operating loss carryforwards	6,331	3,243
Tax basis in excess of financial basis of intangible assets and fixed assets	2,578	4,389
Other	—	518

Total gross deferred tax assets	27,011	22,480
Less: valuation allowance	(3,338)	(1,506)

Total deferred tax assets net of valuation allowance	23,673	20,974
Deferred tax liabilities:
Financial basis in excess of tax basis of intangible assets and fixed assets	2,960	3,519
Tax basis in excess of financial basis of debentures	6,459	5,795
Financial basis in excess of tax basis of equity investment	527	718
Other	603	1,452

Total deferred tax liabilities	10,549	11,484

Net deferred tax asset	$13,124	$9,490

        The net change in the total valuation allowance for the year ended November 29, 2008 was an increase of approximately $1.8 million. This net change was primarily a result of an increase in the valuation allowances recorded against foreign operating losses. The net change in the total valuation allowance for the year ended November 24, 2007 was a decrease of approximately $0.2 million. This net change was primarily a result of a decrease in the valuation allowances recorded against certain acquired deferred tax assets offset by valuation allowances recorded against foreign operating losses.

        A valuation allowance was recorded because management currently believes that after considering the available evidence that it is more likely than not that these assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

periods and in the tax jurisdictions in which those temporary differences become deductible. If the Company is able to realize these assets in the future, $0.7 million of the total valuation allowance would be allocated to goodwill as it relates to acquisitions, and the remainder would be recognized as a reduction to income tax expense.

        At November 29, 2008, the Company has net operating loss carryforwards for federal and foreign tax purposes of $1.3 million and $20.9 million, respectively. The federal net operating losses were incurred by an entity CRA acquired in fiscal 2004 prior to the acquisition. The federal net operating losses are subject to an annual limitation of approximately $3.4 million as a result of Internal Revenue Code Section 382. The federal net operating losses will begin to expire in 2017. The foreign operating losses include approximately $2.4 million incurred by an entity CRA acquired in fiscal 2005 prior to the acquisition and have an indefinite expiration period, the remaining $18.5 million were incurred in other jurisdictions and will begin to expire in 2016.

        In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. CRA adopted FIN 48 in the first quarter of fiscal 2008 and the adoption resulted in an increase in the liability for uncertain tax positions of $1.1 million and a reduction in deferred tax liabilities. There was no impact on retained earnings.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of November 25, 2007	$1,107
Additions (reductions) for tax positions taken during prior years	33
Additions for tax positions taken during the current year	—
Settlements	(1,085)
Expiration of statutes of limitations	—

Balance as of November 29, 2008	$55

        The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $55,000. The Company reports accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company recognized interest (net of federal benefit) and penalties of $0.1 million during fiscal 2008. The Company did not recognized interest (net of federal benefit) and penalties during fiscal 2007 and fiscal 2006. Accrued interest and penalties were approximately $8,000 as of November 29, 2008. There were no accrued interest and penalties as of November 24, 2007.

        The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. A number of years may elapse before an uncertain tax position, for which the Company has unrecognized tax benefits, is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that its unrecognized tax benefits reflect the most likely outcome. The Company adjusts these unrecognized tax benefits, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position could require the use of cash. Favorable resolution would be recognized as a reduction to the effective income tax rate in the period of resolution.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The number of years with open tax audits varies depending on the tax jurisdiction. The Company's major taxing jurisdiction is the United States. The Company is no longer subject to U.S. federal examinations by the Internal Revenue Service for years before fiscal 2005. The Company does not anticipate that any potential tax adjustments will have a significant impact on its financial position or results of operations.

        The Company reasonably expects reductions in the liability for unrecognized tax benefits of approximately $55,000 within the next twelve months because of expirations of statutes of limitations.

        The Company has not provided for deferred income taxes or foreign withholding taxes on undistributed earnings from its foreign subsidiaries of approximately $5.2 million as of November 29, 2008 because such earnings are considered to be permanently reinvested. If the Company were to distribute its foreign earnings which are permanently reinvested, it would accrue additional tax expense of approximately $1.8 million.

15.   Related-Party Transactions

        The Company made payments to shareholders of the Company who performed consulting services exclusively for the Company in the amounts of $15.2 million in fiscal 2008, $10.1 million in fiscal 2007, and $8.1 million in fiscal 2006. These payments to exclusive non-employee experts are for consulting services performed for CRA's clients in the ordinary course of business.

16.   Commitments & Contingencies

        In connection with the acquisitions completed during fiscal 2006 and fiscal 2005, CRA agreed to pay additional consideration, in cash, and common stock for some of these acquisitions, contingent on the achievement of certain performance targets by the respective acquired businesses. CRA believes that it will have sufficient funds to satisfy any obligations related to the contingent consideration. CRA expects to fund these contingent cash payments, if any, from existing cash resources, cash generated from operations, or financing transactions.

17.   Restructuring Charges

        During fiscal 2008, the Company completed a series of initiatives designed to reduce its operating expenses and improve its utilization rate. Among these initiatives are the following:

  •
  The Company divested its Australian and New Zealand-based operations and capital projects practice. The divestiture of these operations resulted in charges to operating income of $3.2 million, of which $0.9 million is included in cost of sales and $2.3 million is included in selling, general and administrative expenses, and a foreign currency exchange gain of $0.5 million. As of November 29, 2008, the Company had $1.0 million accrued on the balance sheet related to the divestures.

  •
  During fiscal 2008, the Company consolidated offices in Palo Alto, California and London, England, closed the offices in Austin and Dallas, Texas and reduced office space in Houston, Texas. The Company recorded an expense for the difference between its future lease payments and related costs from the date of closure through the end of the remaining lease term, net of expected future sublease rental income. This estimated expense required management to make assumptions regarding the estimate of the duration of future vacancy periods, the amount and timing of future settlement payments, and the amount and timing of potential sublease rental income. These office closings resulted in charges of $6.0 million during the fifty-three weeks ending November 29, 2008 that are included in selling, general and administrative expenses. As of November 29, 2008, the Company's net liability for the office closings totaled $0.3 million.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  •
  The Company completed an employee workforce reduction, which was designed to better align its workforce with market demand. During fiscal 2008, the Company recorded $5.1 million in employee separation costs, of which $4.3 million is included in cost of sales and $0.8 million is included in selling, general and administrative expenses. As of November 29, 2008, the Company had $2.0 million accrued on the balance sheet related to the workforce reduction.

18.   Quarterly Financial Data (Unaudited)

	Quarter Ended
	February 15, 2008 (12 weeks)	May 9, 2008 (12 weeks)	August 29, 2008 (16 weeks)	November 29, 2008 (13 weeks)
	(In thousands, except per share data)
Revenues	$86,123	$93,843	$111,162	$85,623
Gross profit	29,783	29,691	37,560	29,608
Income from operations	5,824	911	10,166	4,245
Income before provision for income taxes and equity method investment gain (loss)	6,393	983	10,626	5,265
Minority interest	—	—	—	36
Equity method investment gain (loss), net of tax	(8)	(87)	7	(275)
Net income	3,137	(512)	4,162	1,917
Basic net income per share	0.29	(0.05)	0.40	0.18
Diluted net income per share	0.28	(0.05)	0.39	0.18
Weighted average number of shares outstanding:
Basic	10,770	10,637	10,521	10,551
Diluted	11,401	10,637	10,764	10,681

	Quarter Ended
	February 16, 2007 (12 weeks)	May 11, 2007 (12 weeks)	August 31, 2007 (16 weeks)	November 24, 2007 (12 weeks)
	(In thousands, except per share data)
Revenues	$83,322	$88,315	$124,301	$98,707
Gross profit	31,632	32,116	47,107	37,776
Income from operations	11,615	8,900	14,987	13,268
Income before provision for income taxes and equity method investment gain (loss)	12,226	9,483	15,303	13,493
Equity method investment gain (loss), net of tax	(107)	(225)	(196)	2,322
Net income	7,065	6,652	8,588	10,297
Basic net income per share	0.61	0.58	0.77	0.96
Diluted net income per share	0.56	0.53	0.72	0.89
Weighted average number of shares outstanding:
Basic	11,509	11,527	11,133	10,754
Diluted	12,593	12,547	11,955	11,585

        The Company's fiscal year is typically based on 13 four-week billing cycles to clients and, consequently, CRA has established quarters that are divisible by four-week periods. As a result, the first, second, and fourth quarters of each fiscal year are generally 12-week periods, and the third quarter of each fiscal year is a 16-week period. However, the fourth quarter of fiscal 2008 was a 13-week period. Accordingly, period-to-period comparisons of CRA's results of operations are not necessarily meaningful if the periods being compared have different lengths.

        Net income for the quarter ending November 24, 2007 includes approximately $2.1 million or $0.18 per diluted share related to CRA's share, net of income tax, of a benefit of $10.0 million NeuCo received related to the licensing of intellectual property rights by NeuCo.