Form 10-Q
period 2009-02-20
CRA INTERNATIONAL, INC.
filed 2009-03-23
CIK 1053706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 20, 2009
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 20, 2009
Common Stock, no par value per share	10,895,680 shares

CRA International, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

CRA International, Inc.

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)

	Twelve Weeks Ended
	February 20, 2009	February 15, 2008
Revenues	$65,821	$86,123
Costs of services	43,069	56,340

Gross profit	22,752	29,783
Selling, general and administrative expenses	19,181	23,959

Income from operations	3,571	5,824
Interest income	157	1,190
Interest expense	(694)	(740)
Other income (expense)	(69)	119

Income before provision for income taxes, minority interest, and equity method investment gain (loss)	2,965	6,393
Provision for income taxes	(2,408)	(3,248)

Income before minority interest and equity method investment gain (loss)	557	3,145
Minority interest	188	—
Equity method investment gain (loss), net of tax	—	(8)

Net income	$745	$3,137

Net income per share:
Basic	$0.07	$0.29

Diluted	$0.07	$0.28

Weighted average number of shares outstanding:
Basic	10,559	10,770

Diluted	10,657	11,401

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except share data)

	February 20, 2009	November 29, 2008
Assets
Current assets:
Cash and cash equivalents	$142,248	$119,313
Accounts receivable, net of allowances of $10,304 in 2009 and $10,715 in 2008	54,104	66,200
Unbilled services	28,048	35,047
Prepaid expenses and other assets	16,386	16,205
Deferred income taxes	17,474	16,350

Total current assets	258,260	253,115
Property and equipment, net	21,993	23,715
Goodwill	151,107	154,029
Intangible assets, net of accumulated amortization of $7,491 in 2009 and $7,447 in 2008	5,932	6,372
Deferred income taxes, net of current portion	474	691
Other assets	10,997	11,743

Total assets	$448,763	$449,665

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$14,335	$13,821
Accrued expenses	85,878	84,559
Deferred revenue and other liabilities	8,837	9,128
Current portion of deferred compensation	1,560	1,171
Current portion of notes payable	625	875
Deferred income taxes	263	464

Total current liabilities	111,498	110,018
Notes payable, net of current portion	2,987	2,718
Convertible debentures payable	79,780	79,780
Deferred rent and other non-current liabilities	10,685	11,750
Deferred compensation and other non-current liabilities	1,375	2,517
Deferred income taxes, net of current portion	5,109	3,453
Minority interest	1,918	2,089
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 10,597,270 and 10,552,432 shares issued and outstanding in 2009 and 2008, respectively	89,247	89,084
Receivables from employees	(2,078)	(2,098)
Retained earnings	159,086	158,341
Foreign currency translation	(10,844)	(7,987)

Total shareholders' equity	235,411	237,340

Total liabilities and shareholders' equity	$448,763	$449,665

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Twelve Weeks Ended
	February 20, 2009	February 15, 2008
Operating activities:
Net income	$745	$3,137
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,015	2,353
Loss on disposal of property and equipment	16	31
Deferred rent	(935)	(125)
Share-based compensation expenses	1,079	1,508
Excess tax benefits from share-based compensation	—	(36)
Deferred income taxes	480	6,443
Minority interest	(188)	—
Foreign currency exchange loss	390	—
Equity in losses of NeuCo	—	8
Changes in operating assets and liabilities, exclusive of acquisitions:
Accounts receivable	11,049	14,324
Unbilled services	6,575	1,372
Prepaid expenses and other assets	298	(8,313)
Accounts payable, accrued expenses, and other liabilities	2,785	(19,398)

Net cash provided by operating activities	24,309	1,304
Investing activities:
Purchase of property and equipment	(307)	(1,522)
Return on investment in NeuCo	—	1,765
Additional consideration relating to acquisitions, net	(746)	(1,184)

Net cash used in investing activities	(1,053)	(941)
Financing activities:
Excess tax benefits from share-based compensation	—	36
Redemption of vested employee restricted shares for tax withholding	(453)	—
Issuance of common stock upon exercise of stock options	—	340
Repurchase of common stock	(4)	—
Collection of notes receivable from shareholders	—	86

Net cash provided by (used in) financing activities	(457)	462
Effect of foreign exchange rates on cash and cash equivalents	136	13

Net increase in cash and cash equivalents	22,935	838
Cash and cash equivalents at beginning of period	119,313	100,516

Cash and cash equivalents at end of period	$142,248	$101,354

Supplemental cash flow information:
Cash paid for income taxes	$615	$5,388

Cash paid for interest	$1,190	$1,348

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statement of Shareholders' Equity (unaudited)

(In thousands, except share data)

	Common Stock
	Shares Issued	Amount	Receivables from Shareholders	Retained Earnings	Foreign Currency Translation	Total Shareholders' Equity
BALANCE AT NOVEMBER 29, 2008	10,552,432	$89,084	$(2,098)	$158,341	$(7,987)	$237,340
Net income	—	—	—	745	—	745
Foreign currency translation adjustment	—	—	—	—	(2,857)	(2,857)

Comprehensive income (loss)	—	—	—	—	—	(2,112)
Share-based compensation expense for employees	—	1,039	—	—	—	1,039
Restricted share vesting	69,112	—	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(24,085)	(546)	—	—	—	(546)
Tax expense on stock option exercises and restricted share vesting	—	(346)	—	—	—	(346)
Notes receivable issued to shareholders	—	—	(5)	—	—	(5)
Payments received on notes receivable from shareholders	—	—	25	—	—	25
Shares repurchased	(189)	(4)	—	—	—	(4)
Share-based compensation expense for non-employees	—	20	—	—	—	20

BALANCE AT FEBRUARY 20, 2009	10,597,270	$89,247	$(2,078)	$159,086	$(10,844)	$235,411

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.    Description of Business

        CRA International, Inc. (the "Company," or "CRA") is a worldwide leading economic, financial, and management consulting services firm that applies advanced analytic techniques and in-depth industry knowledge to complex engagements for a broad range of clients. CRA offers its services in two broad areas: litigation, regulatory and financial consulting and business consulting. CRA operates in only one business segment, which is consulting services.

2.    Unaudited Interim Consolidated Financial Statements and Estimates

        The condensed consolidated statements of operations for the twelve weeks ended February 20, 2009, and February 15, 2008, the condensed consolidated balance sheet as of February 20, 2009, the condensed consolidated statements of cash flows for the twelve weeks ended February 20, 2009, and February 15, 2008, and the condensed consolidated statement of shareholders' equity for the twelve weeks ended February 20, 2009, are unaudited. The November 29, 2008 consolidated balance sheet is derived from CRA's audited consolidated financial statements included in its Annual Report on Form 10-K as of that date. In the opinion of management, these statements include all adjustments necessary for a fair presentation of CRA's consolidated financial position, results of operations, and cash flows.

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

        In addition, the consolidated financial statements include the Company's interest in NeuCo, Inc. ("NeuCo"). For fiscal 2008 through October 2008, the Company's interest in NeuCo was 36.4%, and the Company accounted for its investment in NeuCo under the equity method of accounting. Under that method, the Company recorded its equity in the income or losses of NeuCo and reported such amounts in "equity method investment gain (loss), net of tax" in the accompanying condensed consolidated statements of operations.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3.    Principles of Consolidation (Continued)

        During the fourth quarter of fiscal 2008, NeuCo acquired 100% of Rio Tinto America Services Company's investment in NeuCo. As a result of this transaction, the Company's ownership interest in NeuCo increased to approximately 50% and CRA's ownership represented control. As a result, NeuCo's financial results since this transaction have been consolidated with that of CRA and the portion of NeuCo's results allocable to its other owners is shown as "minority interest".

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

4.    Fiscal Year

        CRA's fiscal year ends on the last Saturday in November, and accordingly, its fiscal year will periodically contain 53 weeks rather than 52 weeks. Fiscal 2009 is a 52-week year. Fiscal 2008 was a 53-week year. In a 52-week year, each of CRA's first, second, and fourth quarters includes twelve weeks, and its third quarter includes sixteen weeks. In a 53-week year, the fourth quarter includes thirteen weeks.

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

        CRA recognizes substantially all of its revenues under written service contracts with its clients where the fee is fixed or determinable, as the services are provided, and only in those situations where collection from the client is reasonably assured. In certain cases CRA provides services to its clients without sufficient contractual documentation, or fees are tied to performance-based criteria, which require the Company to defer revenue in accordance with U.S. GAAP. In these cases, these amounts are fully reserved until all criteria for recognizing revenue are met. Most of CRA's revenue is derived from time-and-materials service contracts. Revenues from time-and-materials service contracts are recognized as services are provided based upon hours worked and contractually agreed-upon hourly rates, as well as a computer services fee based upon hours worked. Revenues from the majority of the Company's fixed-price engagements are recognized on a proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. CRA derived 9.9% and 7.2% of revenues from fixed-price engagements in the twelve weeks ended February 20, 2009 and February 15, 2008, respectively. Project costs are based on the direct

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

5.    Revenue Recognition (Continued)

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

        Revenues also include reimbursements, or expenses billed to clients, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. These reimbursable expenses are as follows (in thousands):

	Twelve Weeks Ended
	February 20, 2009	February 15, 2008
Reimbursable expenses billed to clients	$8,920	$12,469

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

6.    Goodwill

        Goodwill represents the purchase price of acquired businesses in excess of the fair market value of net assets acquired. In accordance with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), goodwill and intangible assets with indefinite lives are not subject to amortization, but are monitored at least annually for impairment, or more frequently, as necessary, if

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6.    Goodwill (Continued)

there are other indications of impairment. Any impairment would be measured based upon the fair value of the related asset based on the provisions of SFAS 142. Under SFAS 142, in performing the first step of the goodwill impairment testing and measurement process the Company compares its entity-wide estimated fair value to its net book value to identify potential impairment. Management estimates its entity-wide fair value utilizing the Company's market capitalization, plus an appropriate control premium. The Company has utilized a control premium which considers appropriate industry, market, and other pertinent factors, including indications of such premiums from data on recent acquisition transactions. The Company completed the annual impairment test required under SFAS 142 as of November 29, 2008 and determined that there was no impairment.

        There were no impairment losses related to goodwill or intangible assets during the first quarter of fiscal 2009, which ended on February 20, 2009. However, from February 20, 2009 to March 20, 2009, the Company's stock price has declined from previous levels. The Company attributes the recent stock price decline to both industry-wide and company-specific factors. Despite the declines, the Company's entity-wide fair value exceeds net book value, and therefore, there has not been an indication of impairment. The Company will continue to closely monitor its market capitalization and in the event that the Company's average stock price subsequently declines and market capitalization plus control premium declines below net book value and remains below book value for a period the Company considers to be other-than-temporary, the Company will perform an evaluation of the carrying value of goodwill and other intangibles.

        The changes in the carrying amount of goodwill during the twelve weeks ended February 20, 2009, are as follows (in thousands):

Balance at November 29, 2008	$154,029
Effect of foreign currency translation and other adjustments	(2,922)

Balance at February 20, 2009	$151,107

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

7.    Private Placement of Convertible Debt

        In 2004, CRA completed a private placement of $90.0 million of 2.875% convertible senior subordinated debentures due 2034. During the fourth quarter of fiscal 2008, the Company repurchased convertible debentures in the principal amount of approximately $10.2 million, on the open market. As of February 20, 2009, the principal amount of the convertible debentures totaled $79.8 million. The debentures are CRA's direct, unsecured senior subordinated obligations and rank junior in right of payment to CRA's existing bank line of credit and any future secured indebtedness that CRA may designate as senior indebtedness. Pursuant to the terms of the indenture governing the debentures, since the closing stock price did not equal or exceed the $50 per share contingent conversion trigger price for 20 out of 30 consecutive trading days ended on February 20, 2009, the market price conversion trigger was not satisfied and holders of the debentures are not able to exercise their right to

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7.    Private Placement of Convertible Debt (Continued)

convert the bonds during the second quarter of fiscal 2009. This test is repeated each fiscal quarter. To date, no conversions have occurred.

        The Company has a $90.0 million line of credit that matures on April 30, 2010 to mitigate the potential liquidity risk, and to provide funding if required, in the event of conversion by the debenture holders. The amounts available under the bank line of credit are constrained by various financial covenants and reduced by certain letters of credit outstanding. The degree to which the Company is leveraged could adversely affect the Company's ability to obtain further financing for working capital, acquisitions or other purposes and could make the Company more vulnerable to industry downturns and competitive pressures. The Company's ability to secure short-term and long-term debt or equity financing in the future, including the Company's ability to refinance the current senior loan agreement, will depend on several factors, including future profitability, the levels of debt and equity, restrictions under the existing line of credit and the overall credit and equity market environments. CRA believes that in the event the contingent conversion trigger price is met, it is unlikely that a significant percentage of bondholders will exercise their right to convert because the debentures have traded at a premium over their conversion value. Since holders of the debentures are not able to exercise their right to convert the bonds as of February 20, 2009, CRA has classified the $79.8 million convertible debt as long-term debt as of February 20, 2009 in the accompanying condensed consolidated balance sheet. It is CRA's intention to renew or replace the line of credit upon expiration, as desirable and available, which would allow CRA to continue to classify the convertible debentures as long-term debt, rather than short-term in future periods. In addition, the line of credit gives CRA additional flexibility to meet any unforeseen financial requirements.

        The contingent interest feature included in the debenture represents an embedded derivative under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") that must be recorded at fair value as of February 20, 2009. The Company has determined that the fair value of the contingent interest feature is de minimis as of February 20, 2009, based upon economic, market and other conditions in effect as of that date. There are no other embedded derivatives associated with the Company's convertible debentures that are accounted for separately in accordance with SFAS 133.

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

	Twelve Weeks Ended
	February 20, 2009	February 15, 2008
Basic weighted average shares outstanding	10,559	10,770
Common stock equivalents:
Stock options and restricted shares	98	374
Shares underlying the debentures	—	257

Diluted weighted average shares outstanding	10,657	11,401

        Basic weighted average shares outstanding for the twelve weeks ended February 20, 2009 decreased compared to the comparable period in fiscal 2008, primarily as a result of the repurchase of 369,047 shares by CRA under the share repurchase program during the second quarter of fiscal 2008, partially offset by stock issued due to stock option exercises and the issuance of restricted shares.

        Under Emerging Issues Task Force of the Financial Accounting Standards Board (the "EITF") No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share" and EITF 90-19, "Convertible Bonds with Issuer Option to Settle for Cash upon Conversion", because of CRA's obligation to settle the par value of the convertible debentures in cash, the Company is not required to include any shares underlying the convertible debentures in its diluted weighted average shares outstanding until the average stock price per share for the quarter exceeds the $40 conversion price and only to the extent of the additional shares CRA may be required to issue in the event CRA's conversion obligation exceeds the principal amount of the debentures converted. At such time, only the number of shares that would be issuable (under the "treasury" method of accounting for share dilution) are included, which is based upon the amount by which the average stock price exceeds the conversion price. Since the average stock price was $24.57 for the twelve weeks ended February 20, 2009, no common stock equivalents for shares underlying the debentures were included in the diluted weighted average shares outstanding for the twelve weeks ended February 20, 2009. The average stock price for the twelve weeks ended February 15, 2008 was $45.17 per share; therefore, 257,000 shares underlying the debentures were included in the diluted weighted average shares outstanding for the twelve weeks ended February 15, 2008.

        As part of the earnout provisions included in the acquisition agreements for acquisitions CRA completed in fiscal 2006 and fiscal 2005, CRA may settle a portion of its obligations through the issuance of its common stock. Issuance of these shares is contingent upon certain provisions of the acquisition agreements. All shares for which the necessary conditions underlying the earnout provisions have been met as of February 20, 2009 are included in basic and diluted weighted average shares outstanding as of the point in time that the shares were issued.

        Some of the Company's share-based awards were excluded from the calculation of diluted earnings per share because the number of assumed buyback shares under the treasury stock method was greater than the shares assumed issued, and therefore, their inclusion would have been anti-dilutive. For the

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8.    Net Income per Share (Continued)

twelve weeks ended February 20, 2009 and February 15, 2008, the anti-dilutive share-based awards were 934,989 and 356,482, respectively. These share-based awards could be dilutive in the future if, and to the extent that, the number of assumed buyback shares under the treasury stock method is less than the shares assumed issued.

9.    Comprehensive Income

        Comprehensive income represents net income reported in the accompanying condensed consolidated statements of income adjusted for changes in CRA's foreign currency translation account. A reconciliation of comprehensive income is as follows (in thousands):

	Twelve Weeks Ended
	February 20, 2009	February 15, 2008
Net income	$745	$3,137
Change in foreign currency translation	(2,857)	(2,219)

Comprehensive income	$(2,112)	$918

10.    Income Taxes

        The Company's effective income tax rate was 81.2% for the first quarter of fiscal 2009 and 50.8% for the first quarter of fiscal 2008. The higher effective tax rate during the first quarter of fiscal 2009 was due mainly to losses in foreign locations that provided no tax benefit, a reduced level of taxable income in North America, and a non-recurring discreet item relating to the liquidation of the Company's Australian-based operations.

        As of February 20, 2009, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is not material. The Company did not recognize any interest (net of federal benefit) and penalties during the twelve weeks ended February 20, 2009. Accrued interest and penalties were not material as of February 20, 2009. The number of years with open tax audits varies depending on the tax jurisdiction. The Company does not anticipate that any potential tax adjustments will have a significant impact on its financial position or results of operations.

11.    Accounting Pronouncements

        In December 2007, the FASB issued SFAS 141R, "Business Combinations". SFAS 141R requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. SFAS 141R also requires additional disclosure of information surrounding a business combination, such that users of the entity's financial statements can fully understand the nature and financial impact of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15,

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

11.    Accounting Pronouncements (Continued)

2008, which is CRA's fiscal 2010. An entity may not apply it before that date. The Company is evaluating the impact, if any, that SFAS 141R will have on its consolidated statements of operations and financial condition.

        In December 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51". SFAS 160 establishes accounting and reporting standards for noncontrolling interests (previously referred to as "minority interests") in a subsidiary and for the deconsolidation of a subsidiary, to ensure consistency with the requirements of SFAS 141R. SFAS 160 states that noncontrolling interests should be classified as a separate component of equity, and establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, which is CRA's fiscal 2010. Early adoption is prohibited and will be applied prospectively except for the presentation and disclosure requirement, which will be applied retrospectively for all periods presented. The Company is currently evaluating the impact that SFAS 160 will have on its consolidated statement of operations and financial condition.

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

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

13.    Accrued Expenses

        Accrued expenses consist of the following (in thousands):

	February 20, 2009	November 29, 2008
Compensation and related expenses	$68,386	$64,806
Payable to former shareholders	10,257	11,180
Income taxes payable	834	912
Accrued interest	457	1,106
Other	5,944	6,555

Total	$85,878	$84,559

14.    Restructuring Charges

        During the first quarter of fiscal 2009, the Company completed an employee workforce reduction, which was designed to reduce the Company's operating expenses and improve its utilization rate. During the first quarter of fiscal 2009, the Company recorded $0.8 million in employee separation costs, of which $0.5 million is included in cost of sales and $0.3 million is included in selling, general and administrative expenses.

        In addition, the Company liquidated its Australian-based operations. The divestiture of this operation resulted in a foreign currency exchange loss of $0.4 million.

        The restructuring expenses and reserve balance are as follows (in thousands):

	Divested operations	Office Vacancies	Employee Workforce Reduction	Total Restructuring
Balance at November 29, 2008	$1,000	$318	$1,995	$3,313
Charges incurred in the quarter ended February 20, 2009	—	—	779	779
Amounts paid in the quarter ended February 20, 2009	(401)	(242)	(1,424)	(2,067)
Adjustments and effect of foreign currency translation in the quarter ended February 20, 2009	27	(191)	(1)	(165)

Balance at February 20, 2009	$626	$(115)	$1,349	$1,860

15.    Subsequent Event

        During the second quarter of fiscal 2009, the Company completed a series of employee workforce reductions that eliminated 34 consulting and 22 support personnel positions in offices around the world and across practices. The Company estimates that the workforce reduction will result in a second quarter pre-tax restructuring charge of approximately $1.8 million.

        The employee workforce reductions completed during the first and second quarters of fiscal 2009 will result in an aggregate pre-tax restructuring charge of approximately $2.6 million. The Company estimates that approximately $2.5 million of the estimated total charge of $2.6 million will result in cash expenditures.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        Except for historical facts, the statements in this quarterly report are forward- looking statements. Forward-looking statements are merely our current predictions of future events. These statements are inherently uncertain, and actual events could differ materially from our predictions. Important factors that could cause actual events to vary from our predictions include those discussed below under the heading "Risk Factors". We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described in this quarterly report and in the other documents that we file with the Securities and Exchange Commission, or SEC. You can read these documents at www.sec.gov.

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

        Most of our revenue is derived from time-and-materials service contracts. Revenues from time-and-materials service contracts are recognized as the services are provided based upon hours worked and contractually agreed-upon hourly rates, as well as a computer services fee based upon hours worked. Revenues from the majority of our fixed-price engagements are recognized on a proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. Project costs are based on the direct salary of the consultants on the engagement plus all direct expenses incurred to complete the engagement that are not reimbursed by the client. The proportional performance method is used since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and terms set forth in the contract, and are indicative of the level of benefit provided to our clients. Our fixed- price contracts generally include a termination provision that reduces the agreement to a time-and-materials contract in the event of termination of the contract. Our management maintains contact with project managers to discuss the status of the projects and, for fixed-price engagements, management is updated on the budgeted costs and resources required to complete the project. These budgets are then used to calculate revenue recognition and to estimate the anticipated income or loss on the project. In the past, we have occasionally been required to commit unanticipated additional resources to complete projects, which have resulted in lower than anticipated income or losses on those contracts. We may experience similar situations in the future. Provisions for estimated losses on contracts are made during the period in which such losses become probable and can be reasonably estimated. To date, such losses have not been significant.

        Revenues also include reimbursements, or expenses billed to clients, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. These reimbursable expenses are as follows (in thousands):

	Twelve Weeks Ended
	February 20, 2009	February 15, 2008
Reimbursable expenses billed to clients	$8,920	$12,469

        Our normal payment terms are 30 days from the invoice date. For the twelve weeks ended February 20, 2009, and February 15, 2008 our average days sales outstanding, or DSOs, were 100 days and 107 days. We calculate DSOs by dividing the sum of our accounts receivable and unbilled services balance, net of deferred revenue, at the end of the quarter by average daily revenues. Average daily revenues are calculated by dividing quarter revenues by the number of days in a quarter. Our project managers and finance personnel monitor payments from our clients and assess any collection issues. We maintain accounts receivable allowances for estimated losses resulting from clients' failure to make required payments. We base our estimates on our historical collection experience, current trends, and credit policy. In determining these estimates, we examine historical write-offs of our receivables and review client accounts to identify any specific customer collection issues. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. A failure to estimate accurately the accounts receivable allowances and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition, and results of operations. As of February 20, 2009, and

November 29, 2008, $10.3 million and $10.7 million were provided for accounts receivable allowances, respectively.

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

        We recognize share-based compensation expense using the straight-line attribution method under SFAS No. 123R. We use the Black-Scholes option-pricing model to estimate the fair value of share-based awards. Option valuation models require the input of assumptions, including the expected life of share- based awards, the expected stock price volatility, the risk-free interest rate, and the expected dividend yield. The expected volatility and expected life are based on our historical experience. The risk-free interest rate is based on U.S. Treasury interest rates whose term is consistent with the expected life of the stock options. Expected dividend yield was not considered in the option pricing formula since we do not pay dividends and have no current plans to do so in the future. We will update these assumptions if changes are warranted. The forfeiture rate used was based upon historical experience. As required by SFAS No. 123R, we will adjust the estimated forfeiture rate based upon our actual experience.

        Valuation of Goodwill and Other Intangible Assets.    We account for our acquisitions under the purchase method of accounting pursuant to SFAS No. 141, "Business Combinations". Goodwill represents the purchase price of acquired businesses in excess of the fair market value of net assets acquired. Intangible assets consist principally of non-competition agreements, which are amortized on a straight-line basis over the related estimated lives of the agreements (eight to ten years), as well as customer relationships, customer lists, trademarks, and developed technology, which are amortized on a straight-line basis over their remaining useful lives (four to thirteen years).

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), goodwill and intangible assets with indefinite lives are not subject to amortization, but are monitored annually for impairment, or more frequently, if necessary, if there are indicators of impairment. Any impairment would be measured based upon the fair value of the related asset based on the provisions of SFAS No. 142. Under SFAS No. 142, in performing the first step of the goodwill impairment testing and measurement process, we compare our entity-wide estimated fair value to net book value to identify potential impairment. We estimate the entity-wide fair value utilizing our market capitalization, plus an appropriate control premium. We have utilized a control premium which considers appropriate industry, market and other pertinent factors, including indications of such premiums from data on recent acquisition transactions. We utilize the entity-wide approach for assessing goodwill for impairment and compare our market value, plus an appropriate control premium, to net book value to determine if a potential impairment exists and whether a formal impairment evaluation is required. If we determine through the impairment evaluation process that goodwill has been impaired, we would record the impairment charge in our consolidated statement of income. The goodwill amount for acquisitions is initially recorded based upon a preliminary estimated purchase price allocation and is subject to change. Any preliminary purchase price allocation is based upon our estimate of fair value, and is finalized as we receive other information relevant to the acquisition, such as exit costs related to lease obligations.

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

  •
  a significant negative industry or economic trend; and

  •
  our entity-wide fair value relative to net book value.

        If we were to determine that an impairment evaluation is required, we would review the expected future undiscounted cash flows to be generated by the assets. If we determine that the carrying value of intangible assets may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.

        There were no impairment losses related to goodwill or intangible assets during the first quarter of fiscal 2009, which ended on February 20, 2009. However, from February 20, 2009 to March 20, 2009, our stock price has declined from previous levels. We attribute the recent stock price decline to both industry-wide and company-specific factors. Despite the declines, our entity-wide fair value exceeds net book value, and therefore, there has not been an indication of impairment. We will continue to closely monitor our market capitalization and in the event that our average stock price subsequently declines and our market capitalization plus control premium declines below net book value and remains below book value for a period we consider to be other-than-temporary, we will perform an evaluation of the carrying value of goodwill and other intangibles.

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

        Our financial statements contain certain deferred tax assets and liabilities that result from temporary differences between book and tax accounting, as well as net operating loss carryforwards. SFAS No. 109, "Accounting for Income Taxes," requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The decision to record a valuation allowance requires varying degrees of judgment based upon the nature of the item giving rise to the deferred tax asset. As a result of operating losses incurred in certain of our foreign subsidiaries, and uncertainty as to the extent and timing of profitability in future periods, we recorded valuation allowances in certain of these foreign subsidiaries based on the facts and circumstances affecting each subsidiary. Had we not recorded these allowances, we would have reported a lower effective tax rate than was recognized in our statements of income in fiscal 2008 and during the first twelve weeks of fiscal 2009. If the realization of deferred tax assets is considered more likely than not, an adjustment to the net deferred tax assets would increase net income in the period such determination was made. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is possible that changes in these estimates could materially affect our financial condition and results of operations.

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

Results of Operations—For the Twelve Weeks Ended February 20, 2009, Compared to the Twelve Weeks Ended February 15, 2008

        The following table provides operating information as a percentage of revenues for the periods indicated:

	Twelve Weeks Ended
	February 20, 2009	February 15, 2008
Revenues	100.0%	100.0%
Costs of services	65.4	65.4

Gross margin	34.6	34.6
Selling, general and administrative expenses	29.1	27.8

Income from operations	5.5	6.8
Interest income	0.2	1.4
Interest expense	(1.1)	(0.9)
Other income (expense)	(0.1)	0.1

Income before provision for income taxes, minority interest, and equity method investment gain (loss)	4.5	7.4
Provision for income taxes	(3.7)	(3.8)

Income before minority interest and equity method investment gain (loss)	0.8	3.6
Minority interest	0.3	—
Equity method investment gain (loss), net of tax	—	—

Net income	1.1%	3.6%

        Revenues.    Revenues decreased $20.3 million, or 23.6%, to $65.8 million for the first quarter of fiscal 2009 from $86.1 million for the first quarter of fiscal 2008. Our revenue decline was primarily the result of a decrease in the demand for our services, a portion of which is the result of the global economic crisis and credit crunch. In addition, our revenue decline was due in part to the divestiture of our Australian-based operations and the divestiture of our capital projects, legal business consulting, forensic computing and investigations, and other small practices during fiscal 2008. The divested operations generated approximately $4.0 million of revenue during the twelve weeks ended February 15, 2008. In addition, the reported amount of our foreign currency denominated revenue declined in the first quarter of fiscal 2009 because of the strengthening of the U.S. dollar relative to the British pound and other foreign currencies. Another factor contributing to our revenue decline was the decrease in client reimbursable expenses. Client reimbursable expenses are pass-through expenses that carry little to no margin. These decreases in revenue were partially offset by an increase in revenue of $1.5 million due to the consolidation of NeuCo, Inc., a subsidiary that we have an approximately 50% interest in, and increased billing rates for our employee consultants, which were in effect at the beginning of the first quarter of fiscal 2009.

        Revenues for our competition practice decreased by approximately 25% compared to the first quarter of fiscal 2008 reflecting the divestiture of our Australian-based operations and the strengthening of the U.S. dollar relative to the British pound and other foreign currencies in the first quarter of fiscal 2009. Our competition practice continues to be our largest practice in terms of revenue. In our finance practice, revenues decreased approximately 35% compared to the first quarter of fiscal 2008. The decrease is primarily due to a decrease in U.S. finance litigation practice revenue because of litigation cases that have been put on hold. Revenues for our global industrial consulting practice declined approximately 25% in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 in part because of the strengthening of the U.S. dollar relative to the British pound and other foreign currencies in the first quarter of fiscal 2009. In addition, several major client engagements in the U.S. concluded and the expected follow-on work was delayed due to the impact of the economic crisis on the chemicals industry. Our intellectual property practice revenues decreased approximately 25% in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 due to a decrease in the demand for our services. In our energy practice revenues decreased approximately 25% in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. The decline in energy practice revenues is partially due to the postponement of revenues from some major clients in the Middle East. These revenues are anticipated to be recognized during the remainder of the year.

        Although they are a relatively small portion of our overall revenues, revenues from our life sciences and labor and employment practices increased during the first quarter of fiscal 2009. Revenues in our life sciences practice increased approximately 30% because we benefited from our involvement in new product launches and contracting strategies. This practice has also been engaged in a number of litigation matters relating to pharmaceutical pricing. In addition, our labor and employment practice generated revenue growth compared to the first quarter of fiscal 2008. This practice continues to be actively engaged in a wide variety of matters including Equal Employment Opportunities and wage and hour litigation.

        Overall, revenues outside of the U.S. represented approximately 21% of total revenues for the first quarter of fiscal 2009, compared with 22% of total revenues for the first quarter of fiscal 2008. The decline in international revenues is due primarily to the divesture of our Australian-based operations during fiscal 2008, which generated approximately $2.5 million of revenue during the twelve weeks ended February 15, 2008.

        The total number of employee consultants decreased to 595 as of the end of the first quarter of fiscal 2009 from 772 as of the end of the first quarter of fiscal 2008, which is primarily due to workforce reductions, the divestiture of our Australia-based operations, and the divestiture of our capital projects, legal business consulting, forensic computing and investigations, and other small practices, completed during fiscal 2008. In addition, during the second quarter of fiscal 2009, we completed an employee workforce reduction that eliminated 34 consulting positions in offices around the world and across practices. Utilization was 68% for the first quarter fiscal 2009 compared with 70% for the first quarter fiscal 2008. Revenues derived from fixed-price engagements increased to 9.9% of total revenues for the first quarter of fiscal 2009 compared with 7.2% for the first quarter of fiscal 2008.

        Costs of Services.    Costs of services decreased $13.3 million, or 23.6%, to $43.1 million for the first quarter of fiscal 2009 from $56.3 million for the first quarter of fiscal 2008. Excluding NeuCo's cost of services of $0.9 million for the first quarter of fiscal 2009, cost of services decreased $14.2 million, or 25.2%, which is mainly due to a decrease in compensation expense for our employee consultants of

$10.6 million or 24.2%. The decrease is due to a decrease in the average number of employee consultants and a decrease in the reported amount of cost of services due to the strengthening of the U.S. dollar relative to the British pound and other foreign currencies. In addition, client reimbursable expenses decreased $3.6 million, or 28.8%, to $8.9 million for the first quarter of fiscal 2009 from $12.5 million for the first quarter of fiscal 2008. Included in cost of services are $0.5 million and $0.6 million of employee separation and other compensation costs related to the workforce reductions completed during the first quarters of fiscal 2009 and fiscal 2008, respectively. As a percentage of revenues, costs of services remained flat at 65.4% for the first quarter of fiscal 2009 and fiscal 2008. Client reimbursable expenses decreased as a percentage of revenues by 1.0%, while NeuCo's cost of services in the first quarter of fiscal 2009 resulted in an increase as a percentage of revenue by 1.4%.

        During the second quarter of fiscal 2009, we completed a series of employee workforce reductions that eliminated 34 consulting positions in offices around the world and across practices and 22 support personnel. We anticipate that these restructuring activities will result in a second-quarter charge of approximately $1.8 million in cost of services and selling, general, and administrative expenses.

        Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses decreased by $4.8 million, or 19.9%, to $19.2 million for the first quarter of fiscal 2009 from $24.0 million for the first quarter of fiscal 2008. Excluding NeuCo selling, general, and administrative expenses of $1.1 million for the first quarter of fiscal 2009, selling, general, and administrative expenses decreased $5.9 million, or 24.5%. The decrease is largely due to a decrease in compensation expense due to a reduction in support staff, reductions in travel, rent, recruiting, and depreciation expenses, and a decrease in the reported amount of selling, general, and administrative expense due to the strengthening of the U.S. dollar relative to the British pound and other foreign currencies. Included in selling, general, and administrative expenses are $0.3 million and $23,000 of employee separation and other compensation costs related to the workforce reductions completed during the first quarters of fiscal 2009 and fiscal 2008, respectively. As a percentage of revenues, selling, general, and administrative expenses increased to 29.1% for the first quarter of fiscal 2009 from 27.8% for the first quarter of fiscal 2008. The 1.3% increase as a percentage of revenues was primarily due to a 1.7% increase due to the consolidation of NeuCo, offset in part by a decrease in travel and recruiting expenses as a percentage of revenues.

        Interest Income.    Interest income decreased by $1.0 million to $0.2 million for the first quarter of fiscal 2009 from $1.2 million for the first quarter of fiscal 2008. This decrease was due primarily to lower interest rates and more conservative investment holdings.

        Interest Expense.    Interest expense was $0.7 million for the first quarter of fiscal 2009 and fiscal 2008. Interest expense primarily represents interest incurred on our 2.875% convertible debt, and the amortization of debt issuance costs.

        Other Income (Expense).    Other income (expense) decreased by $0.2 million to a net expense of $0.1 million for the first quarter of fiscal 2009 from income of $0.1 million for the first quarter of fiscal 2008. Other income (expense) consists primarily of foreign currency exchange transaction gains and losses. The loss in the first quarter of fiscal 2009 was largely attributable to recording the cumulative foreign currency exchange loss of $0.4 million due to the liquidation of our Australian-based operations. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies and the Euro and the British pound.

        Provision for Income Taxes.    The provision for income taxes was $2.4 million for the first quarter of fiscal 2009, a decrease of $0.8 million from the first quarter of fiscal 2008. Our effective income tax rate increased to 81.2% for the first quarter of fiscal 2009 from 50.8% for the first quarter of fiscal 2008. The higher effective tax rate during the first quarter of fiscal 2009 was due mainly to losses in foreign locations that provided no tax benefit, a reduced level of taxable income in North America, and a non-recurring discreet item relating to the liquidation of our Australian-based operations.

        Minority Interest.    In October of fiscal 2008, our ownership interest in NeuCo increased to approximately 50%, which represents control. As a result, NeuCo's financial results since that time have been consolidated with ours and allocations of the minority share of NeuCo's net income result in deductions to our net income, while allocations of the minority share of NeuCo's net loss result in additions to our net income, as more fully described in Note 3 to our Notes to Condensed Consolidated Financial Statements. Minority interest in the results of operations of NeuCo allocable to its other owners was a net loss of $0.2 million for the first quarter of fiscal 2009.

        Equity Method Investment Gain (Loss), Net of Tax.    During the first quarter of fiscal 2008, we accounted for our investment in NeuCo under the equity method of accounting. For the first quarter of fiscal 2008, our equity in the losses of NeuCo was approximately $8,000, net of income tax.

        Net Income.    Net income decreased by $2.4 million to $0.7 million for the first quarter of fiscal 2009 from $3.1 million for the first quarter of fiscal 2008. The decrease in net income is due primarily to the decrease in revenue and utilization and the charges related to employee separation and the liquidation of our Australian-based operations. Diluted net income per share decreased to $0.07 per share for the first quarter of fiscal 2009 from $0.28 per share for the first quarter of fiscal 2008. Diluted weighted average shares outstanding decreased by approximately 744,000 shares to approximately 10,657,000 shares for the first quarter of fiscal 2009 from approximately 11,401,000 shares for the first quarter of fiscal 2008. The decrease in diluted weighted average shares outstanding for fiscal 2009 is primarily a result of repurchases of common stock under our share repurchase program and a decrease in common stock equivalents from employee stock option and restricted share awards and shares underlying our convertible debt due to our reduced average share price.

Liquidity and Capital Resources

        General.    In the twelve weeks ended February 20, 2009, we had a net increase in cash and cash equivalents of $22.9 million. We completed the quarter with cash and cash equivalents of $142.2 million, and working capital (defined as current assets less current liabilities) of $146.8 million. As of February 20, 2009, approximately $46.7 million was accrued for fiscal 2008 performance bonuses. The majority of these bonuses were paid during the second quarter of fiscal 2009.

        We believe that current cash balances, cash generated from operations, and amounts available under our bank line of credit will be sufficient to meet our anticipated working capital, capital expenditure, and contingent consideration payment requirements for at least the next 12 months.

        Sources and Uses of Cash in the twelve weeks ended February 20, 2009.    During the first twelve weeks of fiscal 2009, net cash provided by operations was $24.3 million. The sources of cash in operations included net income of $0.7 million, which included depreciation and amortization expense of $2.0 million and share-based compensation expense of $1.1 million. Other sources of cash were a result of decreases in accounts receivable of $11.0 million and unbilled services of $6.6 million, and increases in accounts payable, accrued expenses, and other liabilities of $2.8 million. The payment of the majority of fiscal 2007 bonuses totaling approximately $29.3 million was included in the decrease in accounts payable, accrued expenses, and other liabilities during the twelve weeks ending February 15, 2008. By contrast, the majority of the fiscal 2008 bonuses were paid during the second quarter of fiscal 2009.

        We used $1.1 million of net cash from investing activities for the first twelve weeks of fiscal 2009, which included $0.7 million of net additional consideration payments relating to acquisitions and $0.3 million for capital expenditures. The additional consideration was earned and recorded as an increase to goodwill during fiscal 2008.

        We used $0.5 million of net cash from financing activities for the first twelve weeks of fiscal 2009. Cash used in financing activities was primarily used to redeem vested employee restricted shares for tax withholdings.

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

        Pursuant to the terms of the indenture governing the debentures, since the closing stock price did not equal or exceed the $50 per share contingent conversion trigger price for 20 out of 30 consecutive trading days ended on February 20, 2009, the market price conversion trigger was not satisfied and holders of the debentures are not able to exercise their right to convert the bonds as of the first trading day of the second quarter of fiscal 2009. This test is repeated each fiscal quarter. To date, no conversions have occurred. However, during fiscal 2008, we repurchased $10.2 million of our convertible bonds, on the open market, at a discount. We believe that in the event the contingent conversion trigger price is met, it is unlikely that a significant percentage of bondholders will exercise their right to convert because the debentures have traded at a premium over their conversion value. Since the holders of the debentures are not able to exercise their right to convert the bonds as of February 20, 2009, we have classified the $79.8 million convertible debt as long-term debt as of February 20, 2009, in the accompanying condensed consolidated balance sheet. Our revolving line of credit to borrow up to $90.0 million expires on April 30, 2010 and it is our intention to renew or replace the line of credit, as desirable and available, which would allow us to continue to classify our convertible debentures as long-term debt, rather than short-term in future periods. In addition, the line of credit gives us additional flexibility to meet any unforeseen financial requirements.

        As early as June 15, 2011 or upon certain specified fundamental changes, we may be required to repurchase all or any portion of the debentures, at the option of each holder, which, in the event of a fundamental change involving a change of control of our firm, may include the payment of a make-whole premium.

        Borrowings under the Revolving Line of Credit.    We are party to a senior loan agreement with our bank for a $90.0 million revolving line of credit with a maturity date of April 30, 2010. Subject to the terms of the agreement, we may use borrowings under this line of credit for acquisition financing, working capital, general corporate purposes, letters of credit, and foreign exchanges contracts. The available line of credit is reduced, as necessary, to account for certain letters of credit outstanding. The $90.0 million credit facility allows us to mitigate the potential liquidity risk, and to provide funding if required, in the event of conversion by the debenture holders. Funds available under the facility currently allow us to continue to classify our convertible debentures as long-term debt, rather than short-term, even if the convertible debentures have a right to convert in the short-term because the conversion trigger price discussed above is met, so long as the line of credit is, at that time, classified as long-term debt. The line of credit also gives us additional flexibility to meet any unforeseen financial requirements. The amounts available under our bank line of credit are constrained by various financial covenants and reduced by certain letters of credit outstanding. As of February 20, 2009, there were no amounts outstanding under this line of credit and $5.5 million in letters of credit were outstanding.

        Borrowings under our credit facility bear interest, at our option, either at LIBOR plus an applicable margin or at the prime rate. Applicable margins range from 0.75% to 1.50%, depending on the ratio of our consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the preceding four fiscal quarters, subject to various adjustments stated in the senior loan agreement. These margins are adjusted both quarterly and each time we borrow under the credit facility. Interest is payable monthly. A commitment fee of 0.165% is payable on the unused portion of the credit facility. Borrowings under the credit facility are secured by 100% of the stock of certain of our U.S. subsidiaries and 65% of the stock of certain of our foreign subsidiaries, which represents approximately $87.2 million in net assets as of February 20, 2009.

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

        As of February 20, 2009, we were in compliance with our covenants under the senior credit agreement.

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

        In addition, we may from time to time seek to retire or repurchase portions of our 2.875% convertible debentures through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

        The majority of our operations are based in the U.S., and accordingly, the majority of our transactions are denominated in U.S. dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of foreign currencies. Our primary foreign currency exposures relate to our short-term intercompany balances with our foreign subsidiaries and accounts receivable and cash valued in the United Kingdom in U.S. dollars. Our primary foreign subsidiaries have functional currencies denominated in the British pound and Euro, and foreign denominated assets and liabilities are remeasured each reporting period with any exchange gains and losses recorded in our consolidated statements of operations. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies and the Euro and the British pound. Although fluctuations in foreign exchange rates may impact reported revenues and expenses significantly, based on currency exposures existing at February 20, 2009, a hypothetical 10% movement in foreign exchange rates would not expose us to significant gains or losses in earnings or cash flows.

        From time to time, we may use derivative instruments to manage the risk of exchange rate fluctuations. However, at February 20, 2009, we had no outstanding derivative instruments. We do not use derivative instruments for trading or speculative purposes.

Interest Rate Risk

        We maintain an investment portfolio consisting mainly of U.S. government obligations, funds holding only U.S. government obligations, and corporate obligations with a weighted average maturity of less than 60 days. These held-to-maturity securities are subject to interest rate risk. However, a hypothetical change in the interest rate of 10% would not have a material impact to the fair values of these securities at February 20, 2009 primarily due to their short maturity and our intent to hold the securities to maturity.

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

Evaluation of Changes in Internal Control over Financial Reporting

        Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we have determined that, during the first quarter of fiscal 2009, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to affect, materially our internal control over financial reporting.

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

Continuing deterioration of global economic conditions, global market and credit conditions, and regulatory and legislative changes affecting our clients, practice areas, competitors, or staff could have an impact on our business

        Overall global economic conditions and global market and credit conditions in the industries we service could impact the market for our services. A number of factors outside of our control include the availability of credit, the costs and terms of borrowing, merger and acquisition activity, and general economic factors and business conditions. For example, the current global economic crisis and credit crunch have resulted in, and may continue to result in, reduced merger and acquisition activity levels.

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

        If our international revenues increase relative to our total revenues, these factors could have a more pronounced affect on our operating results.

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

  •
  potential write-offs related to the impairment of goodwill, including if our enterprise value declines below certain levels;

  •
  difficulties in integrating diverse corporate cultures; and

  •
  additional conflicts of interests.

We may need to take material write-offs for the impairment of goodwill and other intangible assets if our market capitalization declines

        As further described in Note 6 of our Notes to Condensed Consolidated Financial Statements, goodwill and intangible assets with indefinite lives are monitored annually for impairment, or more frequently, if necessary, if there are indicators of impairment. In performing the first step of the goodwill impairment testing and measurement process, we compare our entity-wide estimated fair value to net book value to identify potential impairment. We estimate the entity-wide fair value utilizing our market capitalization, plus an appropriate control premium. We have utilized a control premium which considers appropriate industry, market and other pertinent factors, including indications of such premiums from data on recent acquisition transactions. We utilize the entity-wide approach for assessing goodwill for impairment and compare our market value, plus an appropriate control premium, to net book value to determine if a potential impairment exists and whether a formal impairment evaluation is required. If we determine through the impairment evaluation process that goodwill has been impaired, we would record the impairment charge in our consolidated statement of income.

        There were no impairment losses related to goodwill or intangible assets during the first quarter of fiscal 2009, which ended on February 20, 2009. However, from February 20, 2009 to March 20, 2009, our stock price has declined from previous levels. We attribute the recent stock price decline to both industry-wide and company-specific factors. Despite the declines, our entity-wide fair value exceeds net book value, and therefore, there has not been an indication of impairment. We will continue to closely monitor our market capitalization and in the event that our average stock price subsequently declines and our market capitalization plus control premium declines below net book value and remains below book value for a period we consider to be other-than-temporary, we will perform an evaluation of the carrying value of goodwill and other intangibles.

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

We depend on our antitrust and mergers and acquisitions consulting business

        We derived approximately 27% of our revenues in fiscal 2008, 26% of our revenues in fiscal 2007, and 27% of our revenues in fiscal 2006 from engagements in our antitrust and mergers and acquisitions practice areas. Any substantial reduction in the number or size of our engagements in these practice areas could adversely affect our revenues and results of operations. Adverse changes in general economic conditions, particularly conditions influencing the merger and acquisition activity of larger companies, could adversely affect engagements in which we assist clients in proceedings before the U.S. Department of Justice, the U.S. Federal Trade Commission, and various foreign antitrust authorities. For example, the current global economic crisis and credit crunch have resulted in, and may continue to result in, reduced merger and acquisition activity levels. These reductions in activity level would adversely affect our revenues and results of operations.

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

Our debt obligations may adversely impact our financial performance

        In 2004, we issued a total of $90.0 million of 2.875% convertible senior subordinated debentures due 2034. We had previously operated with little or no debt, and our previous payments of interest had not been material. The interest we are required to pay on these debentures reduces our net income each year and will continue to do so until the debentures are no longer outstanding. The terms of the debentures also include provisions that could accelerate our obligation to repay all amounts outstanding under the debentures if certain events happen, such as our failure to pay interest in a timely manner, failure to pay principal upon redemption or repurchase, failure to deliver cash, shares of common stock, or other property upon conversion and other specified events of default. In addition, on June 15, 2011, June 15, 2014, June 15, 2019, June 15, 2024 and June 15, 2029, or following specified fundamental changes, holders of the debentures may require us to repurchase their debentures for cash. On December 14, 2004, we irrevocably elected to settle with cash 100% of the principal amount of the debentures upon conversion thereof, and holders of the debentures may convert them if our stock price exceeds $50 per share for at least 20 out of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. The market price conversion trigger was not met during the first quarter of fiscal 2009. Therefore, holders of the debentures are not able to exercise their right to convert the bonds during the second quarter of fiscal 2009. This test is repeated each fiscal quarter. To date, no holders have exercised their right to convert the bonds. However, during fiscal 2008, we repurchased convertible debentures in the principal amount of $10.2 million, on the open market.

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

Fluctuations in the types of service contracts we enter into may adversely impact revenue and results of operations

        We derive a portion of our revenues from fixed-price contracts. In fiscal 2008 and fiscal 2007, we derived 8.3% and 6.6% of our revenues from fixed-price engagements, respectively. These contracts are more common in our business consulting practice, and would likely grow in number with any expansion of that practice. Fluctuations in our mix between time-and-material or fixed- price contracts or arrangements with fees tied to performance-based criteria, may result in fluctuations of revenue and results of operations. In addition, if we fail to estimate accurately the resources required for a fixed- price project or fail to satisfy our contractual obligations in a manner consistent with the project budget, we might generate a smaller profit or incur a loss on the project. On occasion, we have had to commit unanticipated additional resources to complete projects, and we may have to take similar action in the future, which could adversely affect our revenues and results of operations.

The market price of our common stock may be volatile

        The market price of our common stock has fluctuated widely and may continue to do so. For example, from February 16, 2008, to February 20, 2009, the trading price of our common stock ranged from a high of $44.95 per share to a low of $20.43 per share. Many factors could cause the market price of our common stock to rise and fall. Some of these factors are:

  •
  variations in our quarterly results of operations;

  •
  the hiring or departure of key personnel or non-employee experts;

  •
  changes in our professional reputation;

  •
  the introduction of new services by us or our competitors;

  •
  acquisitions or strategic alliances involving us or our competitors;

  •
  changes in accounting principles or methods, such as Financial Accounting Standards Board No. Staff Position Accounting Principles Board Opinion 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon conversion (including Partial Cash Settlement)" ("FSP APB 14-1");

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

Our reported earnings per share may be more volatile because of the accounting standards, rules, and regulations as they relate to our convertible senior subordinated debentures

        Holders of our 2.875% convertible senior subordinated debentures due 2034 may convert the debentures only under certain circumstances, including certain stock price-related conversion contingencies. As further described in Note 8 of our Notes to Condensed Consolidated Financial Statements, we determine the effect of the debentures on earnings per share under the treasury stock method of accounting. The treasury stock method of accounting allows us to report dilution only when our average stock price per share for the reporting period exceeds the $40 conversion price and only to the extent of the additional shares we may be required to issue in the event our conversion obligation exceeds the principal amount of the debentures converted. Accordingly, volatility in our stock price could cause volatility in our reported diluted earnings per share.

        In May 2008, the FASB issued FSP APB 14-1, which would apply to any convertible debt instrument that may be settled in whole or in part with cash upon conversion, including our 2.875% debentures. Under FSP APB 14-1, we will be required to recognize non-cash interest expense on our $79.8 million convertible senior subordinated debentures based on the market rate for similar debt instruments without the conversion feature. FSP APB 14-1 is effective for fiscal years beginning on or after December 15, 2008, which is our fiscal 2010, and must be applied on a retrospective basis. We are currently evaluating the impact that FSP APB 14-1 will have on our consolidated statements of operations and financial condition.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        (a)   Not applicable.

        (b)   Not applicable.

        (c)   The following table provides information about our repurchases of shares of our common stock during the twelve weeks ended February 20, 2009. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the quarter into three equal periods of four weeks.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
November 30, 2008, to December 26, 2008	—		—		—	215,718
December 27, 2008, to January 23, 2009	—		—		—	215,718
January 24, 2009, to February 20, 2009	24,274	(1)	$22.69	(1)	—	215,718

(1)
During the indicated period, we accepted 24,085 shares of our common stock as a tax withholding from certain of our employees, in connection with the vesting of restricted shares that occurred during the indicated period, pursuant to the terms of our 2006 equity incentive plan, at an average share price of $22.68, and we repurchased 189 shares of our common stock from one of our employees, based on the contractual right of first purchase contained in the employee's restricted share agreement with us, at a price of $22.80 per share.

(2)
On June 14, 2007, we issued a press release announcing that our board of directors has approved the repurchase from time to time of up to 1,500,000 shares of our common stock, of which 1,284,282 shares of common stock were purchased in prior quarters and no shares were purchased in the first quarter of fiscal 2009. As of February 20, 2009, 215,718 shares of our common stock remain available for repurchase under this plan.

ITEM 3.    Defaults Upon Senior Securities

        None.

ITEM 4.    Submission of Matters to a Vote of Security Holders

        None.

ITEM 5.    Other Information

        On March 18, 2009, we completed a series of workforce reductions. These actions, which we previously announced on March 19, 2009 in connection with the release of our financial results for our first quarter of fiscal 2009, have resulted in the termination of 34 of our consultants and 22 individuals in our support group. We implemented the termination of the support personnel in early March 2009 and this action, in and of itself, will not result in material charges. We committed to the termination of the consultants on March 17, 2009, which will result in material charges. The workforce reduction was designed to reduce our operating expenses and to improve consultant utilization.

        We estimate that the actions described in the paragraph above, together with a workforce reduction of seven consultants and support personnel that we completed in the first quarter of fiscal 2009, will result in an aggregate pre-tax restructuring charge of approximately $2.6 million. The charge consists of $2.3 million in employee separation costs and $0.3 million in outplacement services fees, lease termination fees, and other charges. We recognized $0.8 million of the charge in the first quarter of fiscal 2009 and expect to recognize the remaining estimated $1.8 million in the second quarter of fiscal 2009. We estimate that approximately $2.5 million of the estimated total charge of $2.6 million will result in cash expenditures by us.

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

CRA INTERNATIONAL, INC.
Date: March 23, 2009	By:	/s/ JAMES C. BURROWS James C. Burrows President, Chief Executive Officer
Date: March 23, 2009	By:	/s/ WAYNE D. MACKIE Wayne D. Mackie Executive Vice President, Treasurer, Chief Financial Officer

EXHIBIT INDEX

Item No.	Description
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1	Section 1350 certification