Form 10-Q
period 2009-05-15
CRA INTERNATIONAL, INC.
filed 2009-06-22
CIK 1053706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 15, 2009
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at June 19, 2009
Common Stock, no par value per share	10,964,353 shares

CRA International, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

CRA International, Inc.

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)

	Twelve Weeks Ended		Twenty-four Weeks Ended
	May 15, 2009	May 9, 2008	May 15, 2009	May 9, 2008
Revenues	$71,974	$93,843	$137,795	$179,966
Costs of services	47,790	64,152	90,859	120,492

Gross profit	24,184	29,691	46,936	59,474
Selling, general and administrative expenses	20,265	28,780	39,446	52,739

Income from operations	3,919	911	7,490	6,735
Interest income	88	661	245	1,851
Interest expense	(693)	(740)	(1,387)	(1,480)
Gain on extinguishment of convertible debentures	298	—	298	—
Other income (expense)	49	151	(20)	270

Income (loss) before provision for income taxes, minority interest, and equity method investment gain (loss)	3,661	983	6,626	7,376
Provision for income taxes	(1,954)	(1,408)	(4,362)	(4,656)

Income (loss) before minority interest and equity method investment gain (loss)	1,707	(425)	2,264	2,720
Minority interest	(18)	—	170	—
Equity method investment gain (loss), net of tax	—	(87)	—	(95)

Net income (loss)	$1,689	$(512)	$2,434	$2,625

Net income (loss) per share:
Basic	$0.16	$(0.05)	$0.23	$0.25

Diluted	$0.16	$(0.05)	$0.23	$0.24

Weighted average number of shares outstanding:
Basic	10,603	10,637	10,581	10,703

Diluted	10,683	10,637	10,670	11,122

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except share data)

	May 15, 2009	November 29, 2008
Assets
Current assets:
Cash and cash equivalents	$89,410	$119,313
Accounts receivable, net of allowances of $8,631 in 2009 and $10,715 in 2008	55,204	66,200
Unbilled services	30,645	35,047
Prepaid expenses and other assets	15,983	16,205
Deferred income taxes	17,446	16,350

Total current assets	208,688	253,115
Property and equipment, net	21,361	23,715
Goodwill	152,046	154,029
Intangible assets, net of accumulated amortization of $7,974 in 2009 and $7,447 in 2008	5,731	6,372
Deferred income taxes, net of current portion	502	691
Other assets	12,628	11,743

Total assets	$400,956	$449,665

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$11,733	$13,821
Accrued expenses	40,728	84,559
Deferred revenue and other liabilities	7,964	9,128
Current portion of deferred compensation	635	1,171
Current portion of notes payable	625	875
Deferred income taxes	311	464

Total current liabilities	61,996	110,018
Notes payable, net of current portion	3,024	2,718
Convertible debentures payable	72,780	79,780
Deferred rent and other non-current liabilities	12,282	11,750
Deferred compensation and other non-current liabilities	1,555	2,517
Deferred income taxes, net of current portion	5,875	3,453
Minority interest	1,961	2,089
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 10,617,266 and 10,552,432 shares issued and outstanding in 2009 and 2008, respectively	90,511	89,084
Receivables from employees	(2,015)	(2,098)
Retained earnings	160,775	158,341
Foreign currency translation	(7,788)	(7,987)

Total shareholders' equity	241,483	237,340

Total liabilities and shareholders' equity	$400,956	$449,665

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Twenty-four Weeks Ended
	May 15, 2009	May 9, 2008
Operating activities:
Net income	$2,434	$2,625
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,671	4,569
Loss on disposal of property and equipment	18	2,075
Deferred rent	570	2,175
Share-based compensation expenses	2,550	3,107
Excess tax benefits from share-based compensation	—	(72)
Deferred income taxes	1,777	4,352
Write down of goodwill and intangible assets	—	1,380
Minority interest	(170)	—
Gain on extinguishment of convertible debentures	(298)	—
Foreign currency exchange loss	390	—
Equity in losses of NeuCo	—	95
Changes in operating assets and liabilities, exclusive of acquisitions:
Accounts receivable	10,791	14,987
Unbilled services	4,502	1,862
Prepaid expenses and other assets	(300)	(7,410)
Accounts payable, accrued expenses, and other liabilities	(37,296)	(22,828)

Net cash provided by (used in) operating activities	(11,361)	6,917
Investing activities:
Purchase of property and equipment	(871)	(3,685)
Collections on notes receivable	50	—
Proceeds from Australia divesture	—	452
Return on investment in NeuCo	—	1,765
Additional consideration relating to acquisitions, net	(10,851)	(1,209)

Net cash used in investing activities	(11,672)	(2,677)
Financing activities:
Excess tax benefits from share-based compensation	—	72
Redemption of vested employee restricted shares for tax withholding	(676)	(593)
Issuance of common stock upon exercise of stock options	—	1,060
Repurchase of common stock	(38)	(11,772)
Extinguishment of convertible debentures	(6,620)	—
Collection of notes receivable from shareholders	—	105

Net cash used in financing activities	(7,334)	(11,128)
Effect of foreign exchange rates on cash and cash equivalents	464	234

Net decrease in cash and cash equivalents	(29,903)	(6,654)
Cash and cash equivalents at beginning of period	119,313	100,516

Cash and cash equivalents at end of period	$89,410	$93,862

Supplemental cash flow information:
Cash paid for income taxes	$738	$8,462

Cash paid for interest	$1,295	$1,384

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statement of Shareholders' Equity (unaudited)

(In thousands, except share data)

	Common Stock
	Shares Issued	Amount	Receivables from Shareholders	Retained Earnings	Foreign Currency Translation	Total Shareholders' Equity
BALANCE AT NOVEMBER 29, 2008	10,552,432	$89,084	$(2,098)	$158,341	$(7,987)	$237,340
Net income	—	—	—	2,434	—	2,434
Foreign currency translation adjustment	—	—	—	—	199	199

Comprehensive income (loss)	—	—	—	—	—	2,633
Share-based compensation expense for employees	—	2,447	—	—	—	2,447
Restricted share vesting	97,416	—	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(30,043)	(677)	—	—	—	(677)
Tax expense on stock option exercises and restricted share vesting	—	(346)	—	—	—	(346)
Notes receivable issued to shareholders	—	—	(5)	—	—	(5)
Payments received on notes receivable from shareholders	—	—	88	—	—	88
Shares repurchased	(2,539)	(49)	—	—	—	(49)
Share-based compensation expense for non-employees	—	52	—	—	—	52

BALANCE AT MAY 15, 2009	10,617,266	$90,511	$(2,015)	$160,775	$(7,788)	$241,483

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.     Description of Business

        CRA International, Inc. (the "Company," or "CRA") is a worldwide leading economic, financial, and management consulting services firm that applies advanced analytic techniques and in-depth industry knowledge to complex engagements for a broad range of clients. CRA offers its services in two broad areas: litigation, regulatory and financial consulting and business consulting. CRA operates in one business segment, which is consulting services.

2.     Unaudited Interim Condensed Consolidated Financial Statements and Estimates

        The condensed consolidated statements of operations for the twelve and twenty-four weeks ended May 15, 2009 and May 9, 2008, the condensed consolidated balance sheet as of May 15, 2009, the condensed consolidated statements of cash flows for the twenty-four weeks ended May 15, 2009, and May 9, 2008, and the condensed consolidated statement of shareholders' equity for the twenty-four weeks ended May 15, 2009, are unaudited. The November 29, 2008 consolidated balance sheet is derived from CRA's audited consolidated financial statements included in its Annual Report on Form 10-K as of that date. In the opinion of management, these statements include all adjustments necessary for a fair presentation of CRA's consolidated financial position, results of operations, and cash flows.

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make significant estimates and judgments that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates in these consolidated financial statements include, but are not limited to, accounts receivable allowances, revenue recognition on fixed price contracts, depreciation of property and equipment, share-based compensation, valuation of acquired intangible assets, impairment of long lived assets, including goodwill, accrued and deferred income taxes, valuation allowances on deferred tax assets, accrued bonuses, accrued exit costs, and other accrued expenses. These items are monitored and analyzed by the Company for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. CRA bases its estimates on historical experience and various other assumptions that CRA believes to be reasonable under the circumstances. Actual results may differ from those estimates if CRA's assumptions based on past experience or other assumptions do not turn out to be substantially accurate.

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

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3.     Principles of Consolidation (Continued)

        During the fourth quarter of fiscal 2008, NeuCo acquired 100% of Rio Tinto America Services Company's investment in NeuCo. As a result of this transaction, the Company's ownership interest in NeuCo increased to approximately 50% and CRA's ownership represented control. As a result, NeuCo's financial results since this transaction have been consolidated with CRA and the portion of NeuCo's results allocable to its other owners is shown as "minority interest".

        NeuCo's interim reporting schedule is based on calendar month-ends, but its fiscal year end is the last Saturday of November. The first three quarters of CRA's fiscal year could include up to a three-week reporting lag between CRA's quarter end and the most recent financial statements available from NeuCo. CRA does not believe the reporting lag will have a significant impact on CRA's consolidated statements of income or financial condition.

        In December 2007, NeuCo declared a cash dividend to its stockholders in the amount of $0.29 per NeuCo share. As a result, the Company received $1.8 million in cash from NeuCo in January 2008. CRA accounted for the cash receipt as a reduction of the carrying value of its investment in NeuCo in the quarter ended February 15, 2008.

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

        CRA recognizes substantially all of its revenues under written service contracts with its clients where the fee is fixed or determinable, as the services are provided, and only in those situations where collection from the client is reasonably assured and sufficient contractual documentation has been obtained. In certain cases CRA provides services to its clients without sufficient contractual documentation, or fees are tied to performance-based criteria, which require the Company to defer revenue in accordance with U.S. GAAP. In these cases, these amounts are fully reserved until all criteria for recognizing revenue are met. Most of CRA's revenue is derived from time-and-materials service contracts. Revenues from time-and-materials service contracts are recognized as services are provided based upon hours worked and contractually agreed-upon hourly rates, as well as a computer services fee based upon hours worked.

        Revenues from the majority of the Company's fixed-price engagements are recognized on a proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. CRA derived 11.9% and 10.9% of revenues from

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

5.     Revenue Recognition (Continued)

fixed-price engagements in the twelve and twenty-four weeks ended May 15, 2009, respectively. CRA derived 7.5% and 7.4% of revenues from fixed-price engagements in the twelve and twenty-four weeks ended May 9, 2008, respectively. Project costs are based on the direct salary of the consultants on the engagement plus all direct expenses incurred to complete the engagement that are not reimbursed by the client. The proportional performance method is used since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and terms set forth in the contract, and are indicative of the level of benefit provided to CRA's clients. The fixed-price contracts generally include a termination provision that converts the agreement to a time-and-materials contract in the event of termination of the contract. CRA's management maintains contact with project managers to discuss the status of the projects and, for fixed-price engagements, management is updated on the budgeted costs and resources required to complete the project. These budgets are then used to calculate revenue recognition and to estimate the anticipated income or loss on the project. In the past, CRA has occasionally been required to commit unanticipated additional resources to complete projects, which have resulted in lower than anticipated income or losses on those contracts. CRA may experience similar situations in the future. Provisions for estimated losses on contracts are made during the period in which such losses become probable and can be reasonably estimated. To date, such losses have not been significant.

        Revenues also include reimbursements, or expenses billed to clients, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. These reimbursable expenses are as follows (in thousands):

	Twelve Weeks Ended		Twenty-four Weeks Ended
	May 15, 2009	May 9, 2008	May 15, 2009	May 9, 2008
Reimbursable expenses billed to clients	$9,825	$12,284	$18,744	$24,753

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

        CRA collects goods and services and value added taxes from customers and records these amounts on a net basis, which is within the scope of Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement".

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

        The changes in the carrying amount of goodwill during the twenty-four weeks ended May 15, 2009, are as follows (in thousands):

Balance at November 29, 2008	$154,029
Other adjustments related to NeuCo	(1,111)
Effect of foreign currency translation and other adjustments	(872)

Balance at May 15, 2009	$152,046

        The purchase agreements for the acquisitions completed in fiscal 2006 and fiscal 2005 provide for additional purchase consideration for up to five years following the transactions if specific performance targets are met. These earnouts are payable in cash and/or CRA common stock. During fiscal 2008, CRA recorded $12.3 million in additional purchase consideration related to these acquisitions, of which $0.5 million in cash and $0.5 million in CRA common stock was paid during fiscal 2008, $1.1 million in promissory notes was paid during the first quarter of fiscal 2009, and the remaining $10.2 million was paid in cash during the second quarter of fiscal 2009 and is subject to certain clawback provisions, as defined in the agreement. Any additional payments related to these contingencies will be accounted for as additional goodwill.

7.     Private Placement of Convertible Debt

        In 2004, CRA completed a private placement of $90.0 million of 2.875% convertible senior subordinated debentures due in 2034. During the fourth quarter of fiscal 2008 and second quarter of fiscal 2009, the Company repurchased convertible debentures in the principal amount of approximately $10.2 million and $7.0 million respectively, on the open market. As of May 15, 2009, the principal amount of the convertible debentures totaled $72.8 million. The debentures are CRA's direct, unsecured senior subordinated obligations and rank junior in right of payment to CRA's existing bank revolving line of credit and any future secured indebtedness that CRA may designate as senior indebtedness. Pursuant to the terms of the indenture governing the debentures, since the closing stock price did not equal or exceed the $50 per share contingent conversion trigger price for 20 out of the 30 consecutive trading days ended on May 15, 2009, the market price conversion trigger was not satisfied and holders of the debentures are not able to exercise their right to convert the bonds during the

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7.     Private Placement of Convertible Debt (Continued)

second quarter of fiscal 2009. This test is repeated each fiscal quarter. To date, no conversions have occurred.

        The Company has a $90.0 million revolving line of credit that matures on April 30, 2010, to mitigate the potential liquidity risk, and to provide funding if required, in the event of conversion by the debenture holders. The amounts available under the bank revolving line of credit are constrained by various financial covenants and reduced by certain outstanding letters of credit. CRA believes that in the event the contingent conversion trigger price is met, it is unlikely that a significant percentage of bondholders will exercise their right to convert because the debentures have traded at a premium over their conversion value. Since holders of the debentures are not able to exercise their right to convert the bonds as of May 15, 2009, CRA has classified the $72.8 million convertible debt as long-term debt as of May 15, 2009 in the accompanying condensed consolidated balance sheet.

        The contingent interest feature included in the debenture represents an embedded derivative under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") that must be recorded at fair value as of May 15, 2009. The Company has determined that the fair value of the contingent interest feature is de minimis as of May 15 2009, based upon economic, market and other conditions in effect as of that date. There are no other embedded derivatives associated with the Company's convertible debentures that are accounted for separately in accordance with SFAS 133.

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

	Twelve Weeks Ended		Twenty-four Weeks Ended
	May 15, 2009	May 9, 2008	May 15, 2009	May 9, 2008
Basic weighted average shares outstanding	10,603	10,637	10,581	10,703
Common stock equivalents:
Stock options and restricted shares	80	—	89	292
Shares underlying the debentures	—	—	—	127

Diluted weighted average shares outstanding	10,683	10,637	10,670	11,122

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8.     Net Income per Share (Continued)

        For the twelve and twenty-four weeks ended May 15, 2009, and the twenty-four weeks ended May 9, 2008, some of the Company's share-based awards were excluded from the calculation of diluted earnings per share because the number of assumed buyback shares under the treasury stock method was greater than the shares assumed issued, and therefore, their inclusion would have been anti-dilutive. For the twelve weeks ended May 15, 2009, the anti-dilutive share based awards were 990,054. For the twelve weeks ended May 9, 2008, all common stock equivalents were excluded from the calculation of diluted weighted average shares outstanding because they were anti-dilutive. For the twelve weeks ended May 9, 2008, the anti-dilutive share-based awards were 873,264, which include approximately 212,000 common stock equivalents that were anti-dilutive because the Company had a net loss. For the twenty-four weeks ended May 15, 2009 and May 9, 2008, the anti-dilutive share-based awards were 962,853 and 511,029, respectively. These share-based awards could be dilutive in the future if, and to the extent that, the number of assumed buyback shares under the treasury stock method is less than the shares assumed issued.

        During the twelve and twenty-four weeks ended May 15, 2009, CRA granted restricted share and restricted share unit awards representing 68,575 shares of its common stock that were not vested as of May 15, 2009. CRA did not grant stock options during the twenty four weeks ended May 15, 2009.

        Under EITF No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share" and EITF 90-19, "Convertible Bonds with Issuer Option to Settle for Cash upon Conversion", because of CRA's obligation to settle the par value of the convertible debentures in cash, the Company is not required to include any shares underlying the convertible debentures in its diluted weighted average shares outstanding until the average stock price per share for the quarter exceeds the $40 conversion price and only to the extent of the additional shares CRA may be required to issue in the event CRA's conversion obligation exceeds the principal amount of the debentures converted. At such time, only the number of shares that would be issuable (under the "treasury" method of accounting for share dilution) are included, which is based upon the amount by which the average stock price exceeds the conversion price. Since the average stock price was $21.09 and $22.79 for the twelve and twenty-four weeks ended May 15, 2009, respectively, no common stock equivalents for shares underlying the debentures were included in the diluted weighted average shares outstanding for the twelve and twenty-four weeks ended May 15, 2009. Since the average stock price was $33.34 for the twelve weeks ended May 9, 2008, no common stock equivalents for shares underlying the debentures were included in the diluted weighted average shares outstanding for the twelve weeks ended May 9, 2008. Included in the diluted weighted average shares outstanding for the twenty-four weeks ended May 9, 2008 were 127,000 shares underlying the debentures because the average stock price for the twelve weeks ended February 15, 2008 was $45.17. The average stock price for the twenty-four weeks ended May 9, 2008 was $39.20.

        As part of the earnout provisions included in the acquisition agreements for acquisitions CRA completed in fiscal 2006 and fiscal 2005, CRA may settle a portion of its obligations through the issuance of its common stock. Issuance of these shares is contingent upon certain provisions of the acquisition agreements. All shares for which the necessary conditions underlying the earnout provisions have been met as of May 15, 2009 are included in basic and diluted weighted average shares outstanding as of the point in time that the shares were issued.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9.     Comprehensive Income

        Comprehensive income represents net income reported in the accompanying condensed consolidated statements of operations adjusted for changes in CRA's foreign currency translation account. A reconciliation of comprehensive income is as follows (in thousands):

	Twenty-four Weeks Ended
	May 15, 2009	May 9, 2008
Net income	$2,434	$2,625
Change in foreign currency translation	199	(2,126)

Comprehensive income	$2,633	$499

10.   Income Taxes

        The Company's effective income tax rate was 53.4% and 65.8% for the twelve and twenty-four weeks ended May 15, 2009, respectively. The effective tax rate was more than 140% and 63.1% for the twelve and twenty-four weeks ended May 9, 2008, respectively. The effective rate for the second quarter of fiscal 2009 was lower than the effective rate for the second quarter of fiscal 2008 because the second quarter of fiscal 2009 reflects a smaller amount of foreign losses for which no tax benefit has been provided. The effective rate for the second quarter of fiscal 2008 also included additional tax charges associated with the divestiture of the Company's New Zealand-based operations.

        The effective tax rate for the twenty-four weeks ended May 15, 2009 reflects a higher amount of foreign losses for which no tax benefit has been provided, compared to the same period in fiscal 2008. The effective rate for the twenty-four weeks ended May 15, 2009, also includes a tax charge incurred in the first quarter of fiscal 2009 associated with the liquidation of the Company's Australian-based operations.

        FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As of May 15, 2009, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is not material. The Company did not recognize any interest (net of federal benefit) during the twelve and twenty-four weeks ended May 15, 2009. Accrued interest and penalties were not material as of May 15, 2009. The number of years with open tax audits varies depending on the tax jurisdiction. The Company does not anticipate that any potential tax adjustments will have a significant impact on its financial position or results of operations.

11.   Accounting Pronouncements

        It is expected that the FASB Accounting Standards Codification (the "Codification") will be effective on July 1, 2009, officially becoming the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants, EITF, and related accounting literature. After that date, only one level of authoritative GAAP will exist. All other

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

11.   Accounting Pronouncements (Continued)

accounting literature will be considered non-authoritative. The Codification reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included in the Codification is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections within the Codification. This will have an impact to the Company's financial statement disclosures since all future references to authoritative accounting literature will be references in accordance with the Codification.

        In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS 141R"). SFAS 141R requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. SFAS 141R also requires additional disclosure of information surrounding a business combination, such that users of the entity's financial statements can fully understand the nature and financial impact of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is CRA's fiscal 2010. An entity may not apply SFAS 141R before that date. The Company is evaluating the impact, if any, that SFAS 141R will have on its consolidated statements of operations and financial condition.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for noncontrolling interests (previously referred to as "minority interests") in a subsidiary and for the deconsolidation of a subsidiary, to ensure consistency with the requirements of SFAS 141R. SFAS 160 states that noncontrolling interests should be classified as a separate component of equity, and establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, which is CRA's fiscal 2010. Early adoption is prohibited and the provisions will be applied prospectively except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented. The Company is currently evaluating the impact that SFAS 160 will have on its consolidated statement of operations and financial condition.

        In May 2008, the FASB issued Staff Position No. Accounting Principles Board Opinion 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP No. APB 14-1"), which changes the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. FSP No. APB 14-1 will require the Company to recognize non-cash interest expense on its convertible senior subordinated debentures based on the market rate for similar debt instruments without the conversion feature. FSP No. APB 14-1 is effective for fiscal years beginning on or after December 15, 2008, which is CRA's fiscal 2010, and must be applied on a retrospective basis. The Company is currently evaluating the impact that FSP No. APB 14-1 will have on its consolidated statements of operations and financial condition.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

12.   Commitments & Contingencies

        In connection with acquisitions completed during fiscal 2006 and fiscal 2005, CRA agreed to pay additional consideration, in cash, and common stock for some of these acquisitions, contingent upon the achievement of specific performance targets by the respective acquired businesses. CRA believes that it will have sufficient funds to satisfy any obligations related to the contingent consideration. CRA expects to fund these contingent cash payments, if any, from existing cash resources, cash generated from operations, or financing transactions.

13.   Accrued Expenses

        Accrued expenses consist of the following (in thousands):

	May 15, 2009	November 29, 2008
Compensation and related expenses	$31,643	$64,806
Payable to former shareholders	12	11,180
Income taxes payable	1,539	912
Accrued interest	907	1,106
Other	6,627	6,555

Total	$40,728	$84,559

14.   Restructuring Charges

        During the second quarter of fiscal 2009, the Company recorded $2.4 million in restructuring charges associated principally with an employee workforce reduction, which was designed to reduce the Company's operating expenses and improve its utilization rate. The $2.4 million also includes a $0.3 million revision to an estimate for a previously recorded office closure liability. Of the $2.4 million, $1.4 million is included in cost of sales and $1.0 million is included in selling, general and administrative expenses.

        The restructuring expenses and reserve balance are as follows (in thousands):

	Divested Operations	Office Vacancies	Employee Workforce Reduction	Total Restructuring
Balance at November 29, 2008	$1,000	$318	$1,995	$3,313
Charges incurred in the fiscal year to date period ending May 15, 2009	—	302	2,926	3,228
Amounts paid in the fiscal year to date period ending May 15, 2009	(908)	(412)	(3,266)	(4,586)
Adjustments and effect of foreign currency translation in the fiscal year to date period ending May 15, 2009	31	286	(87)	230

Balance at May 15, 2009	$123	$494	$1,568	$2,185

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

15.   Subsequent Event

        On June 9, 2009, the Company acquired substantially all of the assets of Marakon Associates, a leading strategy consulting firm known for pioneering value-based management. Under the terms of the transaction, CRA acquired substantially all of the assets of Marakon Associates, including intellectual property, accounts receivable, and all client projects currently underway. CRA intends to retain the services of approximately 50 Marakon Associates employee consultants, who will be based in CRA's London, Chicago, and New York offices. The acquisition was not material.

        The Company has granted inducement stock options to purchase an aggregate of 175,000 shares of CRA's common stock to 7 former key individuals at Marakon Associates who recently joined CRA as Vice Presidents. Each option has a term of 7 years and an exercise price equal to $50.00 per share. The grants were made under CRA's 2009 Nonqualified Inducement Stock Option Plan as an inducement to these individuals pursuant to NASDAQ Listing Rule 5635(c)(4). The 2009 Nonqualified Inducement Stock Option Plan was adopted by the board of directors on May 18, 2009 and became effective upon the closing of the Marakon acquisition on June 9, 2009.

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

Critical Accounting Policies

        The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates in these condensed consolidated financial statements include, but are not limited to, accounts receivable allowances, revenue recognition on fixed price contracts, depreciation of property and equipment, share-based compensation, valuation of acquired intangible assets, impairment of long lived assets, including goodwill, accrued and deferred income taxes, valuation allowances on deferred tax assets, accrued bonuses, accrued exit costs, and other accrued expenses. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if our assumptions based on past experience or our other assumptions do not turn out to be substantially accurate.

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

        We recognize substantially all of our revenues under written service contracts with our clients where the fee is fixed or determinable, as the services are provided, and only in those situations where collection from the client is reasonably assured and sufficient contractual documentation has been obtained. In certain cases we provide services to our clients without sufficient contractual documentation, or fees are tied to performance-based criteria, which require us to defer revenue in accordance with U.S. GAAP. In these cases, where we invoice clients, these amounts are fully reserved until all criteria for recognizing revenue are met.

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

        Revenues also include reimbursements, or expenses billed to clients, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. These reimbursable expenses are as follows (in thousands):

	Twelve Weeks Ended		Twenty-four Weeks Ended
	May 15, 2009	May 9, 2008	May 15, 2009	May 9, 2008
Reimbursable expenses billed to clients	$9,825	$12,284	$18,744	$24,753

        Our normal payment terms are 30 days from the invoice date. For the twelve weeks ended May 15, 2009, and May 9, 2008 our average days sales outstanding, or DSO, were 98 days and 96 days. We calculate DSOs by dividing the sum of our accounts receivable and unbilled services balance, net of deferred revenue, at the end of the quarter by average daily revenues. Average daily revenues are calculated by dividing quarter revenues by the number of days in a quarter. Our project managers and finance personnel monitor payments from our clients and assess any collection issues. We maintain accounts receivable allowances for estimated losses resulting from clients' failure to make required payments. We base our estimates on our historical collection experience, current trends, and credit policy. In determining these estimates, we examine historical write-offs of our receivables and review client accounts to identify any specific customer collection issues. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. A failure to estimate accurately the accounts receivable allowances and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition, and results of operations. As of May 15, 2009, and November 29, 2008, $8.6 million and $10.7 million were provided for accounts receivable allowances, respectively.

        Share-Based Compensation Expense.    We adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payments" ("SFAS 123R") in fiscal 2006 using the modified prospective application method and began accounting for our equity-based compensation using a fair value based recognition method. Under the fair value recognition requirements of SFAS 123R, share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award.

        We recognize share-based compensation expense using the straight-line attribution method under SFAS 123R. We use the Black-Scholes option-pricing model to estimate the fair value of share-based awards. Option valuation models require the input of assumptions, including the expected life of share-based awards, the expected stock price volatility, the risk-free interest rate, and the expected dividend yield. The expected volatility and expected life are based on our historical experience. The risk-free interest rate is based on U.S. Treasury interest rates whose term is consistent with the expected life of the stock options. Expected dividend yield was not considered in the option pricing formula since we do not pay dividends and have no current plans to do so in the future. We update these assumptions if changes are warranted. The forfeiture rate used was based upon historical experience. As required by SFAS 123R, we will adjust the estimated forfeiture rate based upon our actual experience.

        Valuation of Goodwill and Other Intangible Assets.    We account for our acquisitions under the purchase method of accounting pursuant to SFAS 141, "Business Combinations". Goodwill represents the purchase price of acquired businesses in excess of the fair market value of net assets acquired. Intangible assets consist principally of non-competition agreements, which are amortized on a straight-line basis over the related estimated lives of the agreements (eight to ten years), as well as customer relationships, customer lists, trademarks, and developed technology, which are amortized on a straight-line basis over their remaining useful lives (two to fifteen years).

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), goodwill and intangible assets with indefinite lives are not subject to amortization, but are monitored annually for impairment, or more frequently, if there are indicators of impairment. Any impairment would be measured based upon the fair value of the related asset based on the provisions of SFAS 142. Under SFAS 142, in performing the first step of the goodwill impairment testing and measurement process, we compare our entity-wide estimated fair value to net book value to identify potential impairment. We estimate the entity-wide fair value utilizing our market capitalization, plus an appropriate control premium. We have utilized a control premium which considers appropriate industry, market and other pertinent factors, including indications of such premiums from data on recent acquisition transactions. If we determine through the impairment evaluation process that goodwill has been impaired, we would record the impairment charge in our consolidated statement of operations.

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

        There were no impairment losses related to goodwill or intangible assets during the twenty-four weeks ended May 15, 2009.

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

        Our financial statements contain certain deferred tax assets and liabilities that result from temporary differences between book and tax accounting, as well as net operating loss carryforwards. SFAS No. 109, "Accounting for Income Taxes," requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The decision to record a valuation allowance requires varying degrees of judgment based upon the nature of the item giving rise to the deferred tax asset. As a result of operating losses incurred in certain of our foreign subsidiaries, and uncertainty as to the extent and timing of profitability in future periods, we recorded valuation allowances in certain of these foreign subsidiaries based on the facts and circumstances affecting each subsidiary. Had we not recorded these allowances, we would have reported a lower effective tax rate than was recognized in our statements of operations in fiscal 2008 and during the first twenty-four weeks of fiscal 2009. If the realization of deferred tax assets is considered more likely than not, an adjustment to the net deferred tax assets would increase net income in the period such determination was made. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is possible that changes in these estimates could materially affect our financial condition and results of operations.

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

Recent Accounting Pronouncements

        It is expected that the FASB Accounting Standards Codification (the "Codification") will be effective on July 1, 2009, officially becoming the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants, EITF, and related accounting literature. After that date, only one level of authoritative GAAP will exist. All other accounting literature will be considered non-authoritative. The Codification reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included in the Codification is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections within the Codification. This will have an impact to our financial statement disclosures since all future references to authoritative accounting literature will be references in accordance with the Codification.

        In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS 141R"). SFAS 141R requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. SFAS 141R also requires additional disclosure of information surrounding a business combination, such that users of the entity's financial statements can fully understand the nature and financial impact of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is our fiscal 2010. An entity may not apply SFAS 141R before that date. We are evaluating the impact, if any, that SFAS 141R will have on our consolidated statements of operations and financial condition.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for noncontrolling interests (previously referred to as "minority interests") in a subsidiary and for the deconsolidation of a subsidiary, to ensure consistency with the requirements of SFAS 141R. SFAS 160 states that noncontrolling interests should be classified as a separate component of equity, and establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, which is our fiscal 2010. Early adoption is prohibited and the provisions will be applied prospectively except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented. We are currently evaluating the impact that SFAS 160 will have on our consolidated statement of operations and financial condition.

        In May 2008, the FASB issued Staff Position No. Accounting Principles Board Opinion 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP No. APB 14-1"), which changes the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. FSP No. APB 14-1 will require us to recognize non-cash interest expense on our convertible senior subordinated debentures based on the market rate for similar debt instruments without the conversion feature. FSP No. APB 14-1 is effective for fiscal years beginning on or after December 15, 2008, which is our fiscal 2010, and must be applied on a retrospective basis. We are currently evaluating the impact that FSP No. APB 14-1 will have on our consolidated statements of operations and financial condition.

Results of Operations—For the Twelve and Twenty-Four Weeks Ended May 15, 2009, Compared to the Twelve and Twenty-Four Weeks Ended May 9, 2008

        The following table provides operating information as a percentage of revenues for the periods indicated:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	May 15, 2009	May 9, 2008	May 15, 2009	May 9, 2008
Revenues	100.0%	100.0%	100.0%	100.0%
Costs of services	66.4	68.4	65.9	67.0

Gross margin	33.6	31.6	34.1	33.0
Selling, general and administrative expenses	28.2	30.7	28.6	29.3

Income from operations	5.4	0.9	5.5	3.7
Interest income	0.1	0.7	0.2	1.0
Interest expense	(1.0)	(0.8)	(1.0)	(0.8)
Gain on extinguishment of convertible debentures	0.4	—	0.2	—
Other income (expense)	0.1	0.2	—	0.2

Income before provision for income taxes and equity method investment gain (loss)	5.0	1.0	4.9	4.1
Provision for income taxes	(2.7)	(1.5)	(3.2)	(2.6)

Income (loss) before equity method investment gain (loss)	2.3	(0.5)	1.7	1.5
Minority interest	—	—	0.1	—
Equity method investment gain (loss), net of tax	—	—	—	—

Net income (loss)	2.3%	(0.5)%	1.8%	1.5%

Results of Operations—Twelve Weeks Ended May 15, 2009, Compared to Twelve Weeks Ended May 9, 2008

        Revenues.    Revenues decreased $21.9 million, or 23.3%, to $72.0 million for the second quarter of fiscal 2009 from $93.8 million for the second quarter of fiscal 2008. Our revenue decline was primarily the result of a decrease in market demand and the global economic crisis. In addition, our revenue decline was due in part to the divestiture of our Australian-based operations and the divestiture of our capital projects, legal business consulting, forensic computing and investigations, and other small practices during fiscal 2008. The divested operations generated approximately $4.2 million of revenue during the twelve weeks ended May 9, 2008. In addition, the reported amount of our foreign currency denominated revenue declined in the second quarter of fiscal 2009 because of the strengthening of the U.S. dollar relative to the British pound and other foreign currencies. Another factor contributing to our revenue decline was the decrease in client reimbursable expenses. Client reimbursable expenses are pass-through expenses that carry little to no margin. These decreases in revenue were partially offset by an increase in revenue of $2.6 million due to the consolidation of NeuCo, Inc., a subsidiary that we have an approximately 50% interest in, and increased billing rates for our employee consultants, which were in effect at the beginning of the first quarter of fiscal 2009.

        Revenues for our competition practice decreased by approximately 25% compared to the second quarter of fiscal 2008 reflecting the divestiture of our Australian-based operations and the strengthening of the U.S. dollar relative to the British pound and other foreign currencies in the second quarter of fiscal 2009. Our competition practice continues to be our largest practice in terms of revenue. In our finance practice, revenues decreased approximately 40% compared to the second quarter of fiscal 2008. The decrease is primarily due to the conclusion or reduction in scale of some major projects that have not yet been fully replaced by projects of comparable scale. Revenues for our global industrial consulting practice declined approximately 40% in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008 in part because of the strengthening of the U.S. dollar relative to the British pound and other foreign currencies in the second quarter of fiscal 2009. In addition, the demand for our services in this practice has declined due to the impact of the economic crisis on the chemicals industry, as well as the economic impact on oil companies facing low oil prices and high uncertainty, particularly in the U.S. and Europe. These declines were partially offset by an increase in activity related to large global industrial consulting projects in the Middle East region. Our intellectual property practice revenues decreased approximately 30% in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008 due to a decrease in market demand.

        Revenues from our auctions and competitive bidding, life sciences, and labor and employment practices increased during the second quarter of fiscal 2009. While these practices are currently a relatively small portion of our overall revenues, they are an important part of our long term revenue growth. In our auctions and competitive bidding practice, revenues have more than tripled in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008, due to an increase in demand for our services across a wide range of industries. Revenues in our life sciences practice increased approximately 15% as we benefited from our involvement in new product launches and therapeutic category strategy assessments. In addition, our labor and employment practice generated revenue growth compared to the second quarter of fiscal 2008. This practice continues to be actively engaged in a wide variety of matters including Equal Employment Opportunity investigations, affirmative action program review, and wage and hour litigation projects.

        Overall, revenues outside of the U.S. represented approximately 24% of total revenues for the second quarter of fiscal 2009, compared with 23% of total revenues for the second quarter of fiscal 2008. The increase in international revenues is due primarily to an increase in activity related to large global industrial consulting projects in the Middle East region, an area where we have been focusing our business development efforts for several quarters.

        The total number of employee consultants decreased to 562 as of the end of the second quarter of fiscal 2009 from 682 as of the end of the second quarter of fiscal 2008, which is primarily due to workforce reductions, the divestiture of our Australia-based operations, and the divestiture of our capital projects, legal business consulting, forensic computing and investigations, and other small practices, completed during fiscal 2008. Utilization was 71% for the second quarter fiscal 2009 compared with 74% for the second quarter fiscal 2008. Revenues derived from fixed-price engagements increased to 11.9% of total revenues for the second quarter of fiscal 2009 compared with 7.5% for the second quarter of fiscal 2008.

        Costs of Services.    Costs of services decreased $16.4 million, or 25.5%, to $47.8 million for the second quarter of fiscal 2009 from $64.2 million for the second quarter of fiscal 2008, which is mainly due to a decrease in compensation expense for our employee consultants of $15.3 million, or 29.5%. The decrease is due to a decrease in the average number of employee consultants and a decrease in the reported amount of cost of services due to the strengthening of the U.S. dollar relative to the British pound and other foreign currencies. In addition, client reimbursable expenses decreased $2.5 million, or 20.4%, to $9.8 million for the second quarter of fiscal 2009 from $12.3 million for the second quarter of fiscal 2008. Included in cost of services are $1.4 million and $2.3 million in restructuring charges recognized during the second quarters of fiscal 2009 and fiscal 2008, respectively. Restructuring charges for the second quarter of fiscal 2009 are principally associated with an employee workforce reduction. The restructuring charges for the second quarter of fiscal 2008 are associated with an employee workforce reduction, office closures, and the divestiture or shutting down of the majority of our Australian and New Zealand-based operations. These decreases are partially offset by an increase in cost of services of $1.4 million due to NeuCo. As a percentage of revenues, costs of services decreased to 66.4% for the second quarter of fiscal 2009 from 68.4% for the second quarter of fiscal

2008. Of the 2.0% decrease in costs of services as a percentage of revenues, compensation decreased as a percentage of revenues by 4.4%, while NeuCo's cost of services in the second quarter of fiscal 2009 resulted in an increase as a percentage of revenue by 2.0%.

        Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses decreased by $8.5 million, or 29.6%, to $20.3 million for the second quarter of fiscal 2009 from $28.8 million for the second quarter of fiscal 2008. The decrease is largely due to a decrease in compensation expense due to a reduction in support staff, reductions in travel, rent, and depreciation expenses, and a decrease in the reported amount of selling, general, and administrative expense due to the strengthening of the U.S. dollar relative to the British pound and other foreign currencies. Included in selling, general, and administrative expenses are $1.0 million and $6.4 million in restructuring charges recognized during the second quarters of fiscal 2009 and fiscal 2008, respectively. Restructuring charges for the second quarter of fiscal 2009 are principally associated with an employee workforce reduction and also includes a revision to an estimate for a previously recorded office closure liability. The restructuring charges for the second quarter of fiscal 2008 are associated with an employee workforce reduction, office closures, and the divestiture or shutting down of the majority of our Australian and New Zealand-based operations. These decreases are partially offset by an increase in selling, general, and administrative expenses of $1.3 million related to NeuCo. As a percentage of revenues, selling, general, and administrative expenses decreased to 28.2% for the second quarter of fiscal 2009 from 30.7% for the second quarter of fiscal 2008. The 2.5% decrease in selling, general, and administrative expenses as a percentage of revenues was primarily due to decreases in rent, depreciation, amortization, travel and recruiting expenses as a percentage of revenues, offset in part by a 1.9% increase due to the consolidation of NeuCo.

        Interest Income.    Interest income decreased by $0.6 million to $0.1 million for the second quarter of fiscal 2009 from $0.7 million for the second quarter of fiscal 2008. This decrease was due primarily to lower interest rates and more conservative investment holdings.

        Interest Expense.    Interest expense was $0.7 million for the second quarters of fiscal 2009 and fiscal 2008. Interest expense primarily represents interest incurred on our 2.875% convertible debt, and the amortization of debt issuance costs.

        Gain on Extinguishment of Convertible Debentures.    During the second quarter of fiscal 2009, the Company repurchased convertible debentures in the principal amount of approximately $7.0 million, on the open market, for approximately $6.6 million, resulting in a $0.3 million gain on a pre-tax basis.

        Other Income (Expense).    Other income (expense) decreased by $0.1 million to income of $49,000 for the second quarter of fiscal 2009 from income of $0.2 million for the second quarter of fiscal 2008. Other income (expense) consists primarily of foreign currency exchange transaction gains and losses. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies and the Euro and the British pound.

        Provision for Income Taxes.    The provision for income taxes was $2.0 million for the second quarter of fiscal 2009, an increase of $0.5 million from the second quarter of fiscal 2008. Our effective income tax rate decreased to 53.4% for the second quarter of fiscal 2009 from over 140% for the second quarter of fiscal 2008. The higher effective tax rate during the second quarter of fiscal 2008 was due to losses in foreign locations that resulted in a lower tax benefit or provided no tax benefit, and additional tax associated with the divestiture of our New Zealand-based operations.

        Minority Interest.    In October of fiscal 2008, our ownership interest in NeuCo increased to approximately 50%, which represents control. As a result, NeuCo's financial results since that time have been consolidated with ours and allocations of the minority share of NeuCo's net income result in deductions to our net income, while allocations of the minority share of NeuCo's net loss result in additions to our net income, as more fully described in Note 3 to our Notes to Condensed Consolidated Financial Statements. Minority interest in the results of operations of NeuCo allocable to its other owners was a net gain of $18,000 for the second quarter of fiscal 2009.

        Equity Method Investment Gain (Loss), Net of Tax.    During the second quarter of fiscal 2008, we accounted for our investment in NeuCo under the equity method of accounting. For the second quarter of fiscal 2008, our equity in the losses of NeuCo was approximately $87,000, net of income tax.

        Net Income.    Net income increased by $2.2 million to $1.7 million for the second quarter of fiscal 2009 from a net loss of $0.5 million for the second quarter of fiscal 2008. The increase in net income is due primarily to a decrease in cost of services and selling, general, and administrative expenses. The second quarter of fiscal 2008 included $8.7 million in pre-tax restructuring expenses in cost of services and selling, general, and administrative expenses, compared to $2.4 million in the second quarter of fiscal 2009. The increase in net income based on cost reductions was partially offset by a decrease in net income due to decreases in revenue and utilization. Diluted net income per share increased to $0.16 per share for the second quarter of fiscal 2009 from a net loss of $0.05 per share for the second quarter of fiscal 2008. Diluted weighted average shares outstanding increased by approximately 46,000 shares to approximately 10,683,000 shares for the second quarter of fiscal 2009 from approximately 10,637,000 shares for the second quarter of fiscal 2008. The increase in diluted weighted average shares outstanding for fiscal 2009 is primarily a result of the exclusion of 212,000 anti-dilutive common stock equivalents in the second quarter of fiscal 2008 because the Company had a net loss, partially offset by repurchases of common stock under our share repurchase program.

Results of Operations—Twenty-four Weeks Ended May 15, 2009 Compared to Twenty-four Weeks Ended May 9, 2008

        Revenues.    Revenues decreased $42.2 million, or 23.4%, to $137.8 million for the twenty-four weeks ended May 15, 2009 from $180.0 million for the twenty-four weeks ended May 9, 2008. Our revenue decline was primarily the result of a decrease in market demand and the global economic crisis. In addition, our revenue decline was due in part to the divestiture of our Australian-based operations and the divestiture of our capital projects, legal business consulting, forensic computing and investigations, and other small practices during fiscal 2008. The divested operations generated approximately $8.2 million of revenue during the twenty-four weeks ended May 9, 2008. In addition, the reported amount of our foreign currency denominated revenue declined in the twenty-four weeks ended May 15, 2009 because of the strengthening of the U.S. dollar relative to the British pound and other foreign currencies. Another factor contributing to our revenue decline was the decrease in client reimbursable expenses. Client reimbursable expenses are pass-through expenses that carry little to no margin. These decreases in revenue were partially offset by an increase in revenue of $4.1 million due to the consolidation of NeuCo, Inc., a subsidiary that we have an approximately 50% interest in, and increased billing rates for our employee consultants, which were in effect at the beginning of the first quarter of fiscal 2009.

        Revenues for our competition practice decreased by approximately 25% compared to the twenty-four weeks ended May 9, 2008 reflecting the divestiture of our Australian-based operations and the strengthening of the U.S. dollar relative to the British pound and other foreign currencies in the twenty-four weeks ended May 15, 2009. Our competition practice continues to be our largest practice in terms of revenue. In our finance practice, revenues decreased approximately 35% compared to the twenty-four weeks ended May 9, 2008. The decrease is primarily due to the conclusion or reduction in scale of some major projects that have not yet been fully replaced by projects of comparable scale. Revenues from our global industrial consulting practice declined approximately 30% in the twenty-four weeks ended May 15, 2009 compared to the twenty-four weeks ended May 9, 2008 in part because of the strengthening of the U.S. dollar relative to the British pound and other foreign currencies in the twenty-four weeks ended May 15, 2009. In addition, the demand for our services in this practice has declined due to the impact of the economic crisis on the chemicals industry, as well as the economic impact on oil companies facing low oil prices and high uncertainty, particularly in the U.S. and Europe. These declines were partially offset by an increase in activity related to large global industrial consulting projects in the Middle East region. Our intellectual property practice revenues decreased approximately 25% in the twenty-four weeks ended May 15, 2009 compared to the twenty-four weeks ended May 9, 2008 due to a decrease in market demand.

        Revenues from our auctions and competitive bidding, life sciences, and labor and employment practices increased during the twenty-four weeks ended May 15, 2009. While these practices are currently a relatively small portion of our overall revenues, they are an important part of our long term revenue growth. In our auctions and competitive bidding practice, revenues have more than doubled in the twenty-four weeks ended May 15, 2009, compared to the twenty-four weeks ended May 9, 2008, due to an increase in demand for our services across a wide range of industries. Revenues in our life sciences practice increased approximately 10% as we benefited from our involvement in new product launches, therapeutic category strategy assessments, and litigation matters relating to pharmaceutical pricing. In addition, our labor and employment practice generated revenue growth compared to the twenty-four weeks ended May 9, 2008. This practice continues to be actively engaged in a wide variety of matters including Equal Employment Opportunity investigations, affirmative action program review, and wage and hour litigation projects.

        Overall, revenues outside of the U.S. represented approximately 23% of total revenues for the twenty-four weeks ended May 15, 2009, compared with 22% of total revenues for the twenty-four weeks ended May 9, 2008. The increase in international revenues is due primarily to an increase in activity related to large global industrial consulting projects in the Middle East region, an area where we have been focusing our business development efforts for several quarters.

        Utilization was 70% for the twenty-four weeks ended May 15, 2009 compared with 72% for the twenty-four weeks ended May 9, 2008. Revenues derived from fixed-price engagements increased to 10.9% of total revenues for the twenty-four weeks ended May 15, 2009 compared with 7.4% for the twenty-four weeks ended May 9, 2008.

        Costs of Services.    Costs of services decreased $29.6 million, or 24.6%, to $90.9 million for the twenty-four weeks ended May 15, 2009 from $120.5 million for the twenty-four weeks ended May 9, 2008, which is mainly due to a decrease in compensation expense for our employee consultants of $25.9 million, or 27.0%. The decrease in compensation expense is due to a decrease in the average number of employee consultants and a decrease in the reported amount of cost of services due to the strengthening of the U.S. dollar relative to the British pound and other foreign currencies. In addition, client reimbursable expenses decreased $6.1 million, or 24.6%, to $18.7 million for the twenty-four weeks ended May 15, 2009 from $24.8 million for the twenty-four weeks ended May 9, 2008. Included in cost of services are $1.9 million and $2.9 million in restructuring charges recognized during the twenty-four weeks ended May 15, 2009 and May 9, 2008, respectively. The restructuring charges for the second quarter of fiscal 2009 are principally associated with an employee workforce reduction. The restructuring charges for the second quarter of fiscal 2008 are associated with an employee workforce reduction, office closures, and the divestiture or shutting down of the majority of our Australian and New Zealand-based operations. These decreases are partially offset by an increase in cost of services of $2.4 million due to NeuCo. As a percentage of revenues, costs of services decreased to 65.9% for the twenty-four weeks ended May 15, 2009 from 67.0% for the twenty-four weeks ended May 9, 2008. Of the 1.0% decrease in costs of services as a percentage of revenues, compensation decreased as a percentage of revenues by 2.5%, while NeuCo's cost of services in the twenty-four weeks ended May 15, 2009 resulted in an increase as a percentage of revenue by 1.7%.

        Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses decreased by $13.3 million, or 25.2%, to $39.4 million for the twenty-four weeks ended May 15, 2009 from $52.7 million for the twenty-four weeks ended May 9, 2008. The decrease is largely due to a decrease in compensation expense due to a reduction in support staff, reductions in travel, recruiting, rent, depreciation, and amortization expenses, and a decrease in the reported amount of selling, general, and administrative expense due to the strengthening of the U.S. dollar relative to the British pound and other foreign currencies. Included in selling, general, and administrative expenses are $1.3 million and $6.5 million in restructuring charges recognized during the twenty-four weeks ended May 15, 2009 and May 9, 2008, respectively. These decreases are partially offset by an increase in selling, general, and administrative expenses of $2.4 million related to NeuCo. The restructuring charges for the twenty-four weeks ended May 15, 2009 are principally associated with an employee workforce reduction and also includes a revision to an estimate for a previously recorded office closure liability. The restructuring charges for the second quarter of fiscal 2008 are associated with an employee workforce reduction, office closures, and the divestiture or shutting down of the majority of our Australian and New Zealand-based operations. As a percentage of revenues, selling, general, and administrative expenses decreased to 28.6% for the twenty-four weeks ended May 15, 2009 from 29.3% for the twenty-four weeks ended May 9, 2008. The 0.7% decrease in selling, general, and administrative expenses as a percentage of revenues was primarily due to decreases in depreciation, amortization, travel and recruiting expenses as a percentage of revenues, offset in part by a 1.8% increase due to the consolidation of NeuCo.

        Interest Income.    Interest income decreased by $1.6 million to $0.2 million for the twenty-four weeks ended May 15, 2009 from $1.9 million for the twenty-four weeks ended May 9, 2008. This decrease was mainly due to lower interest rates and more conservative investment holdings.

        Interest Expense.    Interest expense decreased by $0.1 million to $1.4 million for the twenty-four weeks ended May 15, 2009 from $1.5 million for the twenty-four weeks ended May 9, 2008. Interest expense primarily represents interest incurred on our 2.875% convertible debt, and the amortization of debt issuance costs.

        Gain on Extinguishment of Convertible Debentures.    During the twenty-four weeks ended May 15, 2009, the Company repurchased convertible debentures in the principal amount of approximately $7.0 million, on the open market, for approximately $6.6 million, resulting in a $0.3 million gain on a pre-tax basis.

        Other Income (Expense).    Other expense was $20,000 for the twenty-four weeks ended May 15, 2009 versus other income of $0.3 million for the twenty-four weeks ended May 9, 2008. Other income (expense) consists primarily of foreign currency exchange transaction gains and losses. The loss in the twenty-four weeks ended May 15, 2009 was largely attributable to recording a cumulative foreign currency exchange loss of $0.4 million due to the liquidation of our Australian-based operations. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies and the Euro and the British pound.

        Provision for Income Taxes.    The provision for income taxes was $4.4 million for the twenty-four weeks ended May 15, 2009, a decrease of $0.3 million from the twenty-four weeks ended May 9, 2008. Our effective income tax rate increased to 65.8% for the first twenty-four weeks of fiscal 2009 from 63.1% for the first twenty-four weeks of fiscal 2008. The higher effective tax rate during the twenty-four weeks ended May 15, 2009 was due mainly to a greater amount of foreign losses for which no tax benefit has been provided, compared to the same period in fiscal 2008, and a tax charge associated with the liquidation of our Australian-based operations.

        Minority Interest.    In October of fiscal 2008, our ownership interest in NeuCo increased to approximately 50%, which represents control. As a result, NeuCo's financial results since that time have been consolidated with ours and allocations of the minority share of NeuCo's net income result in deductions to our net income, while allocations of the minority share of NeuCo's net loss result in additions to our net income, as more fully described in Note 3 to our Notes to Condensed Consolidated Financial Statements. Minority interest in the results of operations of NeuCo allocable to its other owners was a net loss of $0.2 million for the second quarter of fiscal 2009.

        Equity Method Investment Gain (Loss), Net of Tax.    During the twenty-four weeks ended May 9, 2008, we accounted for our investment in NeuCo under the equity method of accounting. For the twenty-four weeks ended May 9, 2008, our equity in the losses of NeuCo was approximately $0.1 million, net of income tax.

        Net Income (Loss).    Net income decreased by $0.2 million, or 7.3%, to $2.4 million for the twenty-four weeks ended May 15, 2009 from $2.6 million for the twenty-four weeks ended May 9, 2008. Diluted net income per share decreased 4.2% to $0.23 per share for the twenty-four weeks ended May 15, 2009 from $0.24 per share for the twenty-four weeks ended May 9, 2008. Net income decreased at a greater rate than diluted net income per share because diluted weighted average shares outstanding decreased 451,000 shares, or 4.1%, to approximately 10,670,000 shares for the twenty-four weeks ended May 15, 2009 from approximately 11,122,000 shares for the twenty-four weeks ended May 9, 2008. The decrease in diluted weighted average shares outstanding is primarily a result of repurchases of common stock during fiscal 2008 under our share repurchase programs and a decrease in common stock equivalents from employee stock option and restricted share awards and shares underlying our convertible debt due to the decline in our stock price, partially offset by stock issued due to stock option exercises and restricted share vestings.

Liquidity and Capital Resources

        General.    In the twenty-four weeks ended May 15, 2009, we had a net decrease in cash and cash equivalents of $29.9 million. We completed the quarter with cash and cash equivalents of $89.4 million, and working capital (defined as current assets less current liabilities) of $146.7 million.

        We believe that current cash balances and cash generated from operations will be sufficient to meet our anticipated working capital, capital expenditure, and contingent consideration payment requirements for at least the next 12 months. In addition, amounts available under our revolving bank line of credit could be used to meet our anticipated working capital, capital expenditure, and contingent consideration payment requirements through April 30, 2010. The current revolving line of credit expires on April 30, 2010.

        Sources and Uses of Cash in the twenty-four weeks ended May 15, 2009.    During the first twenty-four weeks of fiscal 2009, net cash used in operations was $11.4 million. The sources of cash in operations included net income of $2.4 million, which included depreciation and amortization expense of $3.7 million and share-based compensation expense of $2.6 million. Other sources of cash were a result of a decrease in accounts receivable of $10.8 million and unbilled services of $4.5 million. The sources of cash in operations were offset by uses of cash including a decrease in accounts payable, accrued expenses, and other liabilities of $37.3 million. The payment of fiscal 2008 bonuses totaling approximately $45.4 million are included in the decrease in accounts payable, accrued expenses, and other liabilities during the twenty-four weeks ending May 15, 2009.

        We used $11.7 million of net cash from investing activities for the first twenty-four weeks of fiscal 2009, which included $10.9 million of net additional consideration payments relating to acquisitions and $0.9 million for capital expenditures. The additional consideration was earned and recorded as an increase to goodwill during fiscal 2008.

        We used $7.3 million of net cash from financing activities for the first twenty-four weeks of fiscal 2009. Cash used in financing activities was primarily used for the repurchase of convertible debentures in the principal amount of approximately $7.0 million for a repurchase price of approximately $6.6 million and to redeem $0.7 million in vested employee restricted shares for tax withholdings.

        Private Placement of Convertible Debt.    In 2004, we completed a private placement of $90.0 million of 2.875% convertible senior subordinated debentures due in 2034. The debentures are our direct, unsecured senior subordinated obligations and rank junior in right of payment to our existing bank revolving line of credit and any future secured indebtedness that we may designate as senior indebtedness. Interest of approximately $1.0 million, is payable semi-annually on June 15 and December 15.

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

        Pursuant to the terms of the indenture governing the debentures, since the closing stock price did not equal or exceed the $50 per share contingent conversion trigger price for 20 out of the 30 consecutive trading days ended on May 15, 2009, the market price conversion trigger was not satisfied and holders of the debentures are not able to exercise their right to convert the bonds as of the first trading day of the third quarter of fiscal 2009. This test is repeated each fiscal quarter. To date, no conversions have occurred. During the second quarter of fiscal 2009 and the fourth quarter of fiscal 2008, we repurchased $7.0 million and $10.2 million of our convertible bonds, respectively, on the open market, at a discount. We believe that in the event the contingent conversion trigger price is met, it is unlikely that a significant percentage of bondholders will exercise their right to convert because the debentures have traded at a premium over their conversion value. Since the holders of the debentures are not able to exercise their right to convert the bonds as of May 15, 2009, we have classified the $72.8 million convertible debt as long-term debt as of May 15, 2009, in the accompanying condensed consolidated balance sheet. Our revolving line of credit to borrow up to $90.0 million expires on April 30, 2010 and it is our intention to renew or replace the revolving line of credit, as desirable and available, which would allow us to continue to classify our convertible debentures as long-term debt, rather than short-term in future periods. In addition, the revolving line of credit gives us additional flexibility to meet any unforeseen financial requirements.

        As early as June 15, 2011 or upon certain specified fundamental changes, we may be required to repurchase all or any portion of the debentures, at the option of each holder, which, in the event of a fundamental change involving a change of control of our firm, may include the payment of a make-whole premium.

        Borrowings under the Revolving Line of Credit.    We are party to a senior loan agreement with our bank for a $90.0 million revolving line of credit with a maturity date of April 30, 2010. Subject to the terms of the agreement, we may use borrowings under this revolving line of credit for acquisition financing, working capital, general corporate purposes, letters of credit, and foreign exchanges contracts. The available revolving line of credit is reduced, as necessary, to account for certain outstanding letters of credit. The $90.0 million credit facility allows us to mitigate the potential liquidity risk, and to provide funding if required, in the event of conversion by the debenture holders. In the event that the revolving line of credit is extended, then funds available under the facility will allow us to continue to classify our convertible debentures as long-term debt, rather than short-term, even if the convertible debentures have a right to convert in the short-term because the conversion trigger price discussed above is met, so long as the revolving line of credit is, at that time, classified as long-term debt. The revolving line of credit also gives us additional flexibility to meet any unforeseen financial requirements. The amounts available under our bank revolving line of credit are constrained by various financial covenants and reduced by certain outstanding letters of credit. As of May 15, 2009, there were no amounts outstanding under this revolving line of credit and $5.3 million in letters of credit were outstanding.

        Borrowings under our credit facility bear interest, at our option, either at LIBOR plus an applicable margin or at the prime rate. Applicable margins range from 0.75% to 1.50%, depending on the ratio of our consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the preceding four fiscal quarters, subject to various adjustments stated in the senior loan agreement. These margins are adjusted both quarterly and each time we borrow under the credit facility. Interest is payable monthly. A commitment fee of 0.165% is payable on the unused portion of the credit facility. Borrowings under the credit facility are secured by 100% of the stock of certain of our U.S. subsidiaries and 65% of the stock of certain of our foreign subsidiaries, which represents approximately $69.1 million in net assets as of May 15, 2009.

        Debt Restrictions.    Under our senior loan agreement, we must comply with various financial and non-financial covenants. The financial covenants require us to maintain a minimum consolidated working capital of $25.0 million and require us to comply with a consolidated total debt to EBITDA ratio of not more than 3.5 to 1.0 and a consolidated senior debt to EBITDA ratio of not more than 2.0 to 1.0. Compliance with these financial covenants is tested on a fiscal quarterly basis. In March 2005, we amended the definition of "current liabilities" included in the working capital covenant of the senior credit agreement to exclude any convertible subordinated debt for which we have not been notified of the intention to convert. The non-financial covenants of the senior credit agreement place certain restrictions on our ability to incur additional indebtedness, engage in acquisitions or dispositions, and enter into business combinations. Any indebtedness outstanding under the senior credit facility may become immediately due and payable upon the occurrence of stated events of default, including our failure to pay principal, interest or fees or a violation of any financial covenant. As of May 15, 2009, we were in compliance with our covenants under the senior credit agreement.

        Other Matters.    As part of our business, we regularly evaluate opportunities to acquire other consulting firms, practices or groups or other businesses. In recent years, we have typically paid for acquisitions with cash, or a combination of cash and our common stock, and we may continue to do so in the future. To pay for an acquisition, we may use cash on hand, cash generated from our operations, or borrowings under our revolving credit facility, or we may pursue other forms of financing. Our ability to secure short-term and long-term debt or equity financing in the future, including our ability to refinance our current senior loan agreement, will depend on several factors, including our future profitability, the levels of our debt and equity, restrictions under our existing revolving line of credit with our bank, and the overall credit and equity market environments.

        On June 9, 2009, we acquired substantially all of the assets of Marakon Associates, a leading strategy consulting firm known for pioneering value-based management. Under the terms of the transaction, we acquired substantially all of the assets of Marakon Associates, including intellectual property related to the practice, accounts receivables and all client projects currently underway. We intend to retain the services of approximately 50 Marakon Associates employee consultants, who will be based in our London, Chicago, and New York offices. The acquisition was not material.

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

        The majority of our operations are based in the U.S., and accordingly, the majority of our transactions are denominated in U.S. dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of foreign currencies. Our primary foreign currency exposures relate to our short-term intercompany balances with our foreign subsidiaries and accounts receivable and cash valued in the United Kingdom in U.S. dollars. Our primary foreign subsidiaries have functional currencies denominated in the British pound and Euro, and foreign denominated assets and liabilities are remeasured each reporting period with any exchange gains and losses recorded in our consolidated statements of operations. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies and the Euro and the British pound. The Company's currency exchange rate risks as of May 15, 2009 are primarily due to approximately $2.5 million in Euro-denominated United Kingdom accounts receivable. A hypothetical 10% movement in foreign exchange rates would have resulted in a positive or negative impact of approximately $0.3 million to net income, net of our hedged position at May 15, 2009.

        From time to time, we may use derivative instruments to manage the risk of exchange rate fluctuations. However, at May 15, 2009, we had no outstanding derivative instruments. We do not use derivative instruments for trading or speculative purposes.

Interest Rate Risk

        We maintain an investment portfolio consisting mainly of U.S. government obligations, funds holding only U.S. government obligations, and corporate obligations with a weighted average maturity of less than 60 days. These held-to-maturity securities are subject to interest rate risk. However, a hypothetical change in the interest rate of 10% would not have a material impact to the fair values of these securities at May 15, 2009 primarily due to their short maturity.

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

Evaluation of Changes in Internal Control over Financial Reporting

        Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we have determined that, during the second quarter of fiscal 2009, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to affect, materially our internal control over financial reporting.

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

We may need to take material write-offs for the impairment of goodwill and other intangible assets if our market capitalization declines

        As further described in Note 6 of our Notes to Condensed Consolidated Financial Statements, goodwill and intangible assets with indefinite lives are monitored annually for impairment, or more frequently, if there are indicators of impairment. In performing the first step of the goodwill impairment testing and measurement process, we compare our entity-wide estimated fair value to net book value to identify potential impairment. We estimate the entity-wide fair value utilizing our market capitalization, plus an appropriate control premium. We have utilized a control premium which considers appropriate industry, market and other pertinent factors, including indications of such premiums from data on recent acquisition transactions. If we determine through the impairment evaluation process that goodwill has been impaired, we would record the impairment charge in our consolidated statement of operations.

        There were no impairment losses related to goodwill or intangible assets during the first twenty-four weeks of fiscal 2009. Our entity-wide fair value currently exceeds net book value, and therefore, there has not been an indication of impairment. However, at various points during fiscal 2009, our stock price has declined from previous levels. We will continue to closely monitor our market capitalization and in the event that our average stock price subsequently declines and our market capitalization plus control premium declines below net book value and remains below book value for a period we consider to be other-than-temporary, we will perform an evaluation of the carrying value of goodwill and other intangibles.

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

We depend on our antitrust and mergers and acquisitions consulting business

        We derived approximately 27% of our revenues in fiscal 2008, 26% of our revenues in fiscal 2007, and 27% of our revenues in fiscal 2006 from engagements in our antitrust and mergers and acquisitions practice areas. Any substantial reduction in the number or size of our engagements in these practice areas could adversely affect our revenues and results of operations. Adverse changes in general economic conditions, particularly conditions influencing the merger and acquisition activity of larger companies, could adversely affect engagements in which we assist clients in proceedings before the U.S. Department of Justice, the U.S. Federal Trade Commission, and various foreign antitrust authorities. For example, the current global economic crisis has resulted in, and may continue to result in, reduced merger and acquisition activity levels. These reductions in activity level would adversely affect our revenues and results of operations.

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

        As of November 29, 2008, we had restrictive covenant contracts, which in some cases include non-competition agreements, with 44 of our non-employee experts. The limitation or termination of any of their relationships with us, or competition from any of them after these agreements expire, could harm our reputation, reduce our business opportunities and adversely affect our revenues and results of operations. The non-competition agreements that we have with some of our non-employee experts offer us only limited protection and may not be enforceable in every jurisdiction. In the event that non-employee experts leave, such clients may decide that they prefer to continue working with the non-employee expert rather than with us. In the event a non-employee expert departs and acts in a way that we believe violates their non-competition agreement, we will consider any legal remedies we may have against such person on a case-by-case basis. We may decide that preserving cooperation and a professional relationship with the former non-employee expert or client, or other concerns, outweigh the benefits of any possible legal recovery.

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

Our debt obligations may adversely impact our financial performance

        In 2004, we issued a total of $90.0 million of 2.875% convertible senior subordinated debentures due 2034. We had previously operated with little or no debt, and our previous payments of interest had not been material. The interest we are required to pay on these debentures reduces our net income each year and will continue to do so until the debentures are no longer outstanding. The terms of the debentures also include provisions that could accelerate our obligation to repay all amounts outstanding under the debentures if certain events happen, such as our failure to pay interest in a timely manner, failure to pay principal upon redemption or repurchase, failure to deliver cash, shares of common stock, or other property upon conversion and other specified events of default. In addition, on June 15, 2011, June 15, 2014, June 15, 2019, June 15, 2024 and June 15, 2029, or following specified fundamental changes, holders of the debentures may require us to repurchase their debentures for cash. On December 14, 2004, we irrevocably elected to settle with cash 100% of the principal amount of the debentures upon conversion thereof, and holders of the debentures may convert them if our stock price exceeds $50 per share for at least 20 out of the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. The market price conversion trigger was not met during the second quarter of fiscal 2009. Therefore, holders of the debentures are not able to exercise their right to convert the bonds during the third quarter of fiscal 2009. This test is repeated each fiscal quarter. To date, no holders have exercised their right to convert the bonds. However, during the second quarter of fiscal 2009 and the fourth quarter of fiscal 2008, we repurchased convertible debentures in the principal amount of $7.0 million and $10.2 million, respectively, on the open market.

        In 2005, we amended our loan agreement with our bank to increase the existing revolving line of credit from $40.0 million to $90.0 million to mitigate the potential liquidity risk, and to provide funding if required, in the event of conversion by the debenture holders. We currently intend to use the amounts available under our bank revolving line of credit, in the event debenture holders exercise their rights to convert. The amounts available under our bank revolving line of credit are constrained by various financial covenants and reduced by certain letters of credit outstanding. Our loan agreement will mature on April 30, 2010. While it is our intention to renew or replace the revolving line of credit, there is no guarantee that we will be able to do so. The degree to which we are leveraged could adversely affect our ability to obtain further financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to secure short-term and long-term debt or equity financing in the future, including our ability to refinance our current senior loan agreement, will depend on several factors, including our future profitability, the levels of our debt and equity, restrictions under our existing revolving line of credit and the overall credit and equity market environments.

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

The market price of our common stock may be volatile

        The market price of our common stock has fluctuated widely and may continue to do so. For example, from May 10, 2008, to May 15, 2009, the trading price of our common stock ranged from a high of $44.95 per share to a low of $16.77 per share. Many factors could cause the market price of our common stock to rise and fall. Some of these factors are:

  •
  variations in our quarterly results of operations;

  •
  the hiring or departure of key personnel or non-employee experts;

  •
  changes in our professional reputation;

  •
  the introduction of new services by us or our competitors;

  •
  acquisitions or strategic alliances involving us or our competitors;

  •
  changes in accounting principles or methods, such as FSP APB 14-1;

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

        In May 2008, the FASB issued FSP APB 14-1, which would apply to any convertible debt instrument that may be settled in whole or in part with cash upon conversion, including our 2.875% debentures. Under FSP APB 14-1, we will be required to recognize non-cash interest expense on our $72.8 million convertible senior subordinated debentures based on the market rate for similar debt instruments without the conversion feature. FSP APB 14-1 is effective for fiscal years beginning on or after December 15, 2008, which is our fiscal 2010, and must be applied on a retrospective basis. We are currently evaluating the impact that FSP APB 14-1 will have on our consolidated statements of operations and financial condition.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        (a)   Not applicable.

        (b)   Not applicable.

        (c)   The following table provides information about our repurchases of shares of our common stock during the twelve weeks ended May 15, 2009. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the quarter into three equal periods of four weeks.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(3)
February 21, 2009 to March 20, 2009	234 shares(1)	$20.08 per share(1)	—	215,718
March 21, 2009 to April 17, 2009	2,350 shares(1)	$19.21 per share(1)	—	215,718
	$3,000,000 principal amount of convertible debentures(2)	$0.93 per $1.00 principal amount(2)
April 18, 2009 to May 15, 2009	5,724 shares(1)	$22.00 per share(1)	—	215,718
	$4,000,000 principal amount of convertible debentures(2)	$0.96 per $1.00 principal amount(2)

(1)
During the indicated period, we accepted 5,958 shares of our common stock as a tax withholding from certain of our employees, in connection with the vesting of restricted shares that occurred during the indicated period, pursuant to the terms of our 2006 equity incentive plan, at an average share price of $21.93, and we repurchased 2,350 shares of our common stock from our employees, based on the contractual right of first purchase contained in the employees' restricted share agreements with us, at an average share price of $19.21 per share.

(2)
During the indicated periods, we repurchased convertible debentures in the principal amount of $7.0 million, on the open market, for $6.6 million. In addition, when the convertible debentures were repurchased, we paid accrued interest through the purchase date of approximately $0.1 million.

(3)
On June 14, 2007, we issued a press release announcing that our board of directors has approved the repurchase from time to time of up to 1,500,000 shares of our common stock, of which 1,284,282 shares of common stock were purchased in prior quarters and no shares were purchased in the second quarter of fiscal 2009. As of May 15, 2009, 215,718 shares of our common stock remain available for repurchase under this plan.

ITEM 3.   Defaults Upon Senior Securities

        None.

ITEM 4.    Submission of Matters to a Vote of Security Holders

        On April 16, 2009, we held our annual meeting of shareholders. Our shareholders elected Basil L. Anderson, Ronald T. Maheu, and Nancy L. Rose to serve as Class II directors for a three-year term. In addition, the terms of office of our other directors, James C. Burrows, Rowland T. Moriarty, William F. Concannon, and William T. Schleyer continued after our annual meeting of shareholders. Our shareholders also voted to ratify the appointment by our audit committee of KPMG LLP as our independent registered public accounting firm for the fiscal year ending November 28, 2009.

The votes cast to elect our Class II director were:

Director	Votes For	Votes Withheld
Basil L. Anderson	9,613,220	349,217
Ronald T. Maheu	9,863,111	99,326
Nancy L. Rose	9,865,893	96,544

The votes cast to ratify the appointment by our audit committee of KPMG LLP as our independent registered public accounting firm for the fiscal year ending November 28, 2009 were:

For	Against	Abstain	Broker Non-Votes
9,898,780	56,415	7,242	0

ITEM 5.    Other Information

        None.

ITEM 6.    Exhibits

Item No.	Description
10.1	2009 Nonqualified Inducement Stock Option Plan
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1	Section 1350 certification

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRA INTERNATIONAL, INC.
Date: June 22, 2009	By:	/s/ JAMES C. BURROWS James C. Burrows President, Chief Executive Officer
Date: June 22, 2009	By:	/s/ WAYNE D. MACKIE Wayne D. Mackie Executive Vice President, Treasurer, Chief Financial Officer

EXHIBIT INDEX

Item No.	Description
10.1	2009 Nonqualified Inducement Stock Option Plan
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1	Section 1350 certification