Form 10-Q
period 2009-09-04
CRA INTERNATIONAL, INC.
filed 2009-10-14
CIK 1053706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 4, 2009
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 12, 2009
Common Stock, no par value per share	10,977,847 shares

CRA International, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

CRA International, Inc.

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)

	Sixteen Weeks Ended		Forty Weeks Ended
	September 4, 2009	August 29, 2008	September 4, 2009	August 29, 2008
Revenues	$89,262	$111,162	$227,057	$291,128
Costs of services	59,036	73,602	149,895	195,248

Gross profit	30,226	37,560	77,162	95,880
Selling, general and administrative expenses	21,744	24,855	57,508	70,546
Depreciation and amortization	2,437	2,539	6,119	9,587

Income from operations	6,045	10,166	13,535	15,747
Interest income	130	786	375	2,637
Interest expense	(891)	(990)	(2,278)	(2,470)
Gain on extinguishment of convertible debentures	—	—	298	—
Other income (expense)	(228)	664	(248)	934

Income before provision for income taxes, minority interest, and equity method investment gain (loss)	5,056	10,626	11,682	16,848
Provision for income taxes	(2,617)	(6,471)	(6,979)	(10,652)

Income before minority interest and equity method investment gain (loss)	2,439	4,155	4,703	6,196
Minority interest	436	—	606	—
Equity method investment gain (loss), net of tax	—	7	—	(88)

Net income	$2,875	$4,162	$5,309	$6,108

Net income per share:
Basic	$0.27	$0.40	$0.50	$0.57

Diluted	$0.27	$0.39	$0.50	$0.56

Weighted average number of shares outstanding:
Basic	10,627	10,521	10,600	10,629

Diluted	10,751	10,764	10,703	10,978

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except share data)

	September 4, 2009	November 29, 2008
Assets
Current assets:
Cash and cash equivalents	$104,828	$119,313
Accounts receivable, net of allowances of $9,074 in 2009 and $10,715 in 2008	53,433	66,200
Unbilled services	25,567	35,047
Prepaid expenses and other assets	15,846	16,205
Deferred income taxes	17,950	16,350

Total current assets	217,624	253,115
Property and equipment, net	20,438	23,715
Goodwill	141,684	138,772
Intangible assets, net of accumulated amortization of $8,540 in 2009 and $7,447 in 2008	6,436	6,372
Deferred income taxes, net of current portion	2,602	2,753
Other assets	25,591	22,000

Total assets	$414,375	$446,727

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$11,774	$13,821
Accrued expenses	49,144	84,559
Deferred revenue and other liabilities	6,867	9,128
Current portion of deferred compensation	611	1,171
Current portion of notes payable	650	875
Deferred income taxes	787	464

Total current liabilities	69,833	110,018
Notes payable, net of current portion	2,820	2,718
Convertible debentures payable	72,780	79,780
Deferred rent and other non-current liabilities	11,960	11,750
Deferred compensation and other non-current liabilities	1,755	2,517
Deferred income taxes, net of current portion	5,680	3,453
Minority interest	1,559	2,089
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 10,636,763 and 10,552,432 shares issued and outstanding in 2009 and 2008, respectively	92,992	89,084
Receivables from employees	(1,880)	(2,098)
Retained earnings	160,712	155,403
Foreign currency translation	(3,836)	(7,987)

Total shareholders' equity	247,988	234,402

Total liabilities and shareholders' equity	$414,375	$446,727

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Forty Weeks Ended
	September 4, 2009	August 29, 2008
Operating activities:
Net income	$5,309	$6,108
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,166	7,211
Loss on disposal of property and equipment	45	2,105
Deferred rent	132	3,532
Share-based compensation expenses	4,756	5,402
Excess tax benefits from share-based compensation	—	(137)
Deferred income taxes	1,479	4,391
Write down of goodwill and intangible assets	—	1,401
Minority interest	(606)	—
Gain on extinguishment of convertible debentures	(298)	—
Foreign currency exchange (gain) loss	390	(672)
Equity in losses of NeuCo	—	88
Changes in operating assets and liabilities, exclusive of acquisitions:
Accounts receivable	16,721	18,344
Unbilled services	9,961	6,487
Prepaid expenses and other assets	(2,449)	(5,872)
Accounts payable, accrued expenses, and other liabilities	(32,394)	(15,276)

Net cash provided by operating activities	9,212	33,112
Investing activities:
Purchase of property and equipment	(1,505)	(7,848)
Payments of notes receivable	—	(3,785)
Collections on notes receivable	89	64
Proceeds from Australia divesture	—	1,447
Return on investment in NeuCo	—	1,765
Acquisition consideration payments and escrowed deposit, net	(15,665)	(1,730)

Net cash used in investing activities	(17,081)	(10,087)
Financing activities:
Excess tax benefits from share-based compensation	—	137
Redemption of vested employee restricted shares for tax withholding	(716)	(704)
Issuance of common stock upon exercise of stock options	113	2,183
Payments on notes payable	(225)	—
Repurchase of common stock	(89)	(11,817)
Extinguishment of convertible debentures	(6,620)	—
Collection of notes receivable from shareholders	—	105

Net cash used in financing activities	(7,537)	(10,096)
Effect of foreign exchange rates on cash and cash equivalents	921	16

Net increase (decrease) in cash and cash equivalents	(14,485)	12,945
Cash and cash equivalents at beginning of period	119,313	100,516

Cash and cash equivalents at end of period	$104,828	$113,461

Non-cash financing activities:
Issuance of common stock for acquired business	$280	$542

Notes payable issued for acquired business	$821	$1,173

Supplemental cash flow information:
Cash paid for income taxes	$1,800	$15,202

Cash paid for interest	$2,427	$2,716

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statement of Shareholders' Equity (unaudited)

(In thousands, except share data)

	Common Stock
	Shares Issued	Amount	Receivables from Shareholders	Retained Earnings	Foreign Currency Translation	Total Shareholders' Equity
BALANCE AT NOVEMBER 29, 2008	10,552,432	$89,084	$(2,098)	$155,403	$(7,987)	$234,402
Net income	—	—	—	5,309	—	5,309
Foreign currency translation adjustment	—	—	—	—	4,151	4,151

Comprehensive income	—	—	—	—	—	9,460
Exercise of stock options	5,000	113	—	—	—	113
Share-based compensation expense for employees	—	4,473	—	—	—	4,473
Restricted share vesting	103,539	—	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(31,496)	(716)	—	—	—	(716)
Tax expense on stock option exercises and restricted share vesting	—	(346)	—	—	—	(346)
Notes receivable issued to shareholders	—	—	(41)	—	—	(41)
Payments received on notes receivable from shareholders	—	—	259	—	—	259
Shares repurchased	(3,913)	(89)	—	—	—	(89)
Share-based compensation expense for non-employees	—	193	—	—	—	193
Shares issued for acquisition of business	11,201	280	—	—	—	280

BALANCE AT SEPTEMBER 4, 2009	10,636,763	$92,992	$(1,880)	$160,712	$(3,836)	$247,988

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.     Description of Business

        CRA International, Inc. (the "Company," or "CRA") is a worldwide leading economic, financial, and management consulting services firm that applies advanced analytic techniques and in-depth industry knowledge to complex engagements for a broad range of clients. CRA offers its services in two broad areas: litigation, regulatory and financial consulting and business consulting. CRA operates in one business segment, which is consulting services. As of September 1, 2009, CRA operates its business under its registered trade name, Charles River Associates.

2.     Correction of Immaterial Error

        During the third quarter of fiscal 2009, the Company discovered errors related to its accounting for acquisition-related earnout payments that were made in connection with the acquisition of a business in fiscal 2006. An error occurred as a result of a $5 million earnout payment made by the Company to the seller of the business it acquired which was subsequently re-distributed by the seller to certain continuing employees of the acquired business. This payment was initially accounted for as additional purchase price and included in goodwill. In the third quarter of 2009, the Company determined that the $5 million had not been distributed by the seller in accordance with its initial ownership percentage interests and that this amount should be re-characterized as compensation expense and should be charged to income over the period the earnout payment was earned pursuant to the terms of the acquisition agreement. The $5 million earnout payment was earned over the two-year period beginning in May 2006 or the eight consecutive quarters beginning in the third quarter of fiscal 2006. The $5 million was paid to the seller in July 2007, as agreed to in the purchase agreement with the seller, however, the retention of the $5 million by the seller was based on the financial performance of the acquired business over the two-year period beginning in May 2006. Accordingly, the $5 million should have been charged to compensation expense over that two-year period on a level basis. Furthermore, in May 2009, a payment of $10.3 million was placed in escrow as a progress payment related to a possible future earnout amount that the seller of the acquired business referenced above could earn. The $10.3 million progress payment was calculated and paid pursuant to the terms of the purchase agreement with the seller into an escrow account. At the time it was calculated, the $10.3 million was recorded as goodwill but should have been recorded as an "other asset" in the accompanying condensed consolidated balance sheets. This amount was not earned by the seller, as the performance targets that need to be achieved are not expected to be met, and the Company expects the entire $10.3 million placed in escrow to be returned to the Company.

        The Company assessed the materiality of these errors in accordance with Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," and determined that the errors were immaterial to the previously reported amounts contained in its periodic reports and the Company will correct the errors through subsequent periodic filings. The immaterial corrections have no effect on fiscal 2009 results of operations, cash, or cash flows from operations. The effect of recording these immaterial corrections in the consolidated statement of operations for fiscal

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

2.     Correction of Immaterial Error (Continued)

2008 and fiscal 2007, and the fiscal 2008 quarterly periods to be reported in subsequent periodic filings, is included in the following table:

	For the Quarter Ended February 15, 2008		For the Quarter Ended May 9, 2008		For the Year Ended November 29, 2008		For the Year Ended November 24, 2007
(in thousands, except per share data)	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
Costs of services	$56,340	$56,917	$64,152	$64,729	$250,109	$251,263	$246,014	$248,514
Gross profit	29,783	29,206	29,691	29,114	126,642	125,488	148,631	146,131
Income from operations	5,824	5,247	911	334	21,146	19,992	48,770	46,270
Provision for income taxes	(3,248)	(3,010)	(1,408)	(1,170)	(14,236)	(13,761)	(19,697)	(18,667)
Net income (loss)	$3,137	$2,797	$(512)	$(851)	$8,704	$8,025	$32,602	$31,132
Net income (loss) per share:
Basic	$0.29	$0.26	$(0.05)	$(0.08)	$0.82	$0.76	$2.91	$2.77
Diluted	$0.28	$0.25	$(0.05)	$(0.08)	$0.80	$0.74	$2.68	$2.56

        The effect of the error on net income for the forty weeks ended August 29, 2008 was a reduction of $679,000.

        The effect of recording these immaterial corrections in the consolidated balance sheet at November 29, 2008 is included in the following table (in thousands):

	As Reported	As Revised
Goodwill	$154,029	$138,772
Other assets	11,743	22,000
Deferred income taxes, net of current portion	691	2,753
Retained earnings	158,341	155,403
Total equity	$237,340	$234,402

3.     Unaudited Interim Condensed Consolidated Financial Statements and Estimates

        The condensed consolidated statements of operations for the sixteen and forty weeks ended September 4, 2009 and August 29, 2008, the condensed consolidated balance sheet as of September 4, 2009, the condensed consolidated statements of cash flows for the forty weeks ended September 4, 2009, and August 29, 2008, and the condensed consolidated statement of shareholders' equity for the forty weeks ended September 4, 2009, are unaudited. The November 29, 2008 consolidated balance sheet is derived from CRA's audited consolidated financial statements included in its Annual Report on Form 10-K as of that date and has been updated pursuant to Note 2. In the opinion of management, these statements include all adjustments necessary for a fair presentation of CRA's consolidated financial position, results of operations, and cash flows.

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make significant estimates and judgments that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates in these consolidated financial statements include, but are not limited to, accounts receivable allowances, revenue recognition on fixed price contracts, depreciation of property and equipment, share-based compensation, valuation of acquired intangible assets, impairment of long

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3.     Unaudited Interim Condensed Consolidated Financial Statements and Estimates (Continued)

lived assets, including goodwill, accrued and deferred income taxes, valuation allowances on deferred tax assets, accrued bonuses, accrued exit costs, and other accrued expenses. These items are monitored and analyzed by the Company for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. CRA bases its estimates on historical experience and various other assumptions that CRA believes to be reasonable under the circumstances. Actual results may differ from those estimates if CRA's assumptions based on past experience or other assumptions do not turn out to be substantially accurate.

4.     Principles of Consolidation

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

        Revenues from the majority of the Company's fixed-price engagements are recognized on a proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. CRA derived 7.3% and 9.5% of revenues from fixed-price engagements in the sixteen and forty weeks ended September 4, 2009, respectively. CRA derived 8.5% and 7.8% of revenues from fixed-price engagements in the sixteen and forty weeks ended August 29, 2008, respectively. Project costs are based on the direct salary of the consultants on the engagement plus all direct expenses incurred to complete the engagement that are not reimbursed by the client. The proportional performance method is used since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and terms set forth in the contract, and are indicative of the level of benefit provided to CRA's clients. The fixed-price contracts generally include a termination provision that converts the agreement to a time-and-materials contract in the event of termination of the contract. CRA's management maintains contact with project managers to discuss the status of the projects and, for fixed-price engagements, management is updated on the budgeted costs and resources required to complete the project. These budgets are then used to calculate revenue recognition and to estimate the anticipated income or loss on the project. In the past, CRA has occasionally been required to commit unanticipated additional resources to complete projects, which have resulted in lower than anticipated income or losses on those contracts. CRA may experience similar situations in the future. Provisions for estimated losses on contracts are made during the period in which such losses become probable and can be reasonably estimated. To date, such losses have not been significant.

        Revenues also include reimbursable expenses, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. These reimbursable expenses are as follows (in thousands):

	Sixteen Weeks Ended		Forty Weeks Ended
	September 4, 2009	August 29, 2008	September 4, 2009	August 29, 2008
Reimbursable expenses	$13,461	$13,475	$32,204	$38,228

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

7.     Business Acquisition

        On June 9, 2009, the Company acquired substantially all of the assets of Marakon Associates, a leading strategy consulting firm known for pioneering value-based management. Under the terms of the transaction, CRA acquired substantially all of the assets of Marakon Associates, including certain intangible assets, accounts receivable, and all client projects currently underway. As a result of this acquisition, CRA added 48 employee consultants, who are based in CRA's London, Chicago, and New York offices. The acquisition was not material. The acquisition has been accounted for under the purchase method of accounting, and the results of operations have been included in the accompanying statements of income from the date of acquisition. The allocation of the purchase price for the acquisition will be finalized as CRA receives other information relevant to the acquisition and completes its analysis of other transaction-related costs.

        In June 2009, the Company granted inducement stock options to purchase an aggregate of 175,000 shares of CRA's common stock to 7 former key individuals at Marakon Associates who joined CRA as Vice Presidents as a result of the acquisition. Each option has a term of 7 years and an exercise price equal to $50.00 per share. The grants were made under CRA's 2009 Nonqualified Inducement Stock Option Plan as an inducement to these individuals pursuant to NASDAQ Listing Rule 5635(c)(4). The 2009 Nonqualified Inducement Stock Option Plan was adopted by the board of directors on May 18, 2009 and became effective upon the closing of the Marakon Associates acquisition on June 9, 2009.

8.     Goodwill

        Goodwill represents the purchase price of acquired businesses in excess of the fair market value of net assets acquired. In accordance with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), goodwill and intangible assets with indefinite lives are not subject to amortization, but are monitored at least annually for impairment, or more frequently, as necessary, if there are other indications of impairment. Any impairment would be measured based upon the fair value of the related asset based on the provisions of SFAS 142. Under SFAS 142, in performing the first step of the goodwill impairment testing and measurement process the Company compares its

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8.     Goodwill (Continued)

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

        The changes in the carrying amount of goodwill during the forty weeks ended September 4, 2009, are as follows (in thousands):

Balance at November 29, 2008	$138,772
Goodwill adjustments related to acquisitions	2,189
Other adjustments related to NeuCo	(1,048)
Effect of foreign currency translation and other adjustments	1,771

Balance at September 4, 2009	$141,684

        As discussed in Note 2, the goodwill balance at November 29, 2008 has been revised by $15.3 million as a result of a $5 million earnout payment made by the Company to the seller of the business it acquired which was subsequently re-distributed by the seller to certain continuing employees of the acquired business. This payment was initially accounted for as additional purchase price and included in goodwill. In the third quarter of 2009, the Company determined that the $5 million earnout payment should be re-characterized as compensation expense. Furthermore, in May 2009, a payment of $10.3 million was placed in escrow as a progress payment related to a possible future earnout amount that the seller of the acquired business referenced above could earn. The $10.3 million progress payment was calculated and paid pursuant to the terms of the purchase agreement with the seller into an escrow account. At the time it was calculated, the $10.3 million was recorded as goodwill but should have been recorded as an "other asset" in the accompanying condensed consolidated balance sheets.

        The purchase agreements for the acquisitions completed in fiscal 2006 and fiscal 2005 provide for additional purchase consideration for up to five years following the transactions if specific performance targets are met. These earnouts are payable in cash and/or CRA common stock. During the forty weeks ended September 4, 2009, CRA recorded $1.3 million in estimated additional consideration related to these acquisitions, of which $0.3 million in CRA common stock was paid during the third quarter of fiscal 2009 and $1.0 million in promissory notes will be paid during the first quarter of 2010. During fiscal 2008, CRA recorded $2.1 million in additional purchase consideration related to these acquisitions, of which $0.5 million in cash and $0.5 million in CRA common stock was paid during fiscal 2008, and the remaining $1.1 million in promissory notes was paid during the first quarter of fiscal 2009.

9.     Private Placement of Convertible Debt

        In 2004, CRA completed a private placement of $90.0 million of 2.875% convertible senior subordinated debentures due in 2034. During the fourth quarter of fiscal 2008 and second quarter of fiscal 2009, the Company repurchased convertible debentures in the principal amount of approximately $10.2 million and $7.0 million respectively, on the open market. As of September 4, 2009, the principal amount of the convertible debentures totaled $72.8 million. The debentures are CRA's direct,

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9.     Private Placement of Convertible Debt (Continued)

unsecured senior subordinated obligations and rank junior in right of payment to CRA's existing bank revolving line of credit and any future secured indebtedness that CRA may designate as senior indebtedness. Pursuant to the terms of the indenture governing the debentures, since the closing stock price did not equal or exceed the $50 per share contingent conversion trigger price for 20 out of the 30 consecutive trading days ended on September 4, 2009, the market price conversion trigger was not satisfied and holders of the debentures are not able to exercise their right to convert the bonds during the fourth quarter of fiscal 2009. This test is repeated each fiscal quarter. To date, no conversions have occurred.

        The Company has a revolving line of credit, to mitigate the potential liquidity risk, and to provide funding if required, in the event of conversion by the debenture holders. The amounts available under the bank revolving line of credit are constrained by various financial covenants and reduced by certain outstanding letters of credit. CRA believes that in the event the contingent conversion trigger price is met, it is unlikely that a significant percentage of bondholders will exercise their right to convert because the debentures have traded at a premium over their conversion value. On August 18, 2009, the Company amended its loan agreement dated as of January 14, 2004 with RBS Citizens, N.A. The amendment reduced the revolving line of credit from $90.0 million to $60.0 million, extended the termination date of the loan agreement from April 30, 2010 to April 30, 2012, and raised the commitment fee payable on the unused portion of the credit facility from 0.165% to 0.25%. In addition, under the amended credit facility, interest on borrowings is based upon LIBOR, instead of LIBOR or the prime rate at our option, and is calculated using a margin over LIBOR ranging from 2.0% to 3.5%, an increase from the prior range of 0.75% to 1.5%.

        Since holders of the debentures are not able to exercise their right to convert the bonds as of September 4, 2009, CRA has classified the $72.8 million convertible debt as long-term debt as of September 4, 2009 in the accompanying condensed consolidated balance sheet.

        The contingent interest feature included in the debenture represents an embedded derivative under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") that must be recorded at fair value as of September 4, 2009. The Company has determined that the fair value of the contingent interest feature is de minimis as of September 4, 2009, based upon economic, market and other conditions in effect as of that date. There are no other embedded derivatives associated with the Company's convertible debentures that are accounted for separately in accordance with SFAS 133.

        The Company has agreed with the debenture holders to reserve the maximum number of shares of common stock that may be issued upon conversion of the debentures.

10.   Net Income per Share

        Basic net income per share represents net income divided by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share represents net income divided by the weighted average shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents arise from stock options, unvested restricted shares, and shares underlying CRA's debentures using the treasury stock method. Under the treasury stock method, the amount the Company will receive for the share awards, the amount of compensation

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

10.   Net Income per Share (Continued)

cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares at the average share price for each fiscal period. A reconciliation of basic to diluted weighted average shares of common stock outstanding is as follows (in thousands):

	Sixteen Weeks Ended		Forty Weeks Ended
	September 4, 2009	August 29, 2008	September 4, 2009	August 29, 2008
Basic weighted average shares outstanding	10,627	10,521	10,600	10,629
Common stock equivalents:
Stock options and restricted shares	124	243	103	273
Shares underlying the debentures	—	—	—	76

Diluted weighted average shares outstanding	10,751	10,764	10,703	10,978

        For the sixteen and forty weeks ended September 4, 2009 the anti-dilutive share based awards were 992,859 and 973,352, respectively. For the sixteen and forty weeks ended August 29, 2008 the anti-dilutive share based awards were 513,065 and 511,849, respectively.

        During the sixteen and forty weeks ended September 4, 2009, CRA granted restricted share and restricted share unit awards representing 2,982 and 71,557 shares, respectively, of its common stock that were not vested as of September 4, 2009. During the sixteen and forty weeks ended September 4, 2009, CRA granted 175,000 stock options that were not vested as of September 4, 2009.

        Since CRA is obligated to settle the par value of the convertible debentures in cash, the Company is not required to include any shares underlying the convertible debentures in its diluted weighted average shares outstanding until the average stock price per share for the quarter exceeds the $40 conversion price and only to the extent of the additional shares CRA may be required to issue in the event CRA's conversion obligation exceeds the principal amount of the debentures converted. At such time, only the number of shares that would be issuable (under the "treasury" method of accounting for share dilution) are included, which is based upon the amount by which the average stock price exceeds the conversion price. Since the average stock price was $26.99 and $24.48 for the sixteen and forty weeks ended September 4, 2009, respectively, no common stock equivalents for shares underlying the debentures were included in the diluted weighted average shares outstanding for the sixteen and forty weeks ended September 4, 2009. Since the average stock price was $37.42 for the sixteen weeks ended August 29, 2008, no common stock equivalents for shares underlying the debentures were included in the diluted weighted average shares outstanding for the sixteen weeks ended August 29, 2008. The average stock price for the forty weeks ended August 29, 2008 was $38.48. Included in the diluted weighted average shares outstanding for the forty weeks ended August 29, 2008 were 76,000 shares underlying the debentures because the average stock price for the twelve weeks ended February 15, 2008 was $45.17.

        As part of the earnout provisions included in the acquisition agreements for acquisitions CRA completed in fiscal 2006 and fiscal 2005, CRA may settle a portion of its obligations through the issuance of its common stock. Issuance of these shares is contingent upon certain provisions of the acquisition agreements. All shares for which the necessary conditions underlying the earnout provisions

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

10.   Net Income per Share (Continued)

have been met as of September 4, 2009 are included in basic and diluted weighted average shares outstanding as of the point in time that the shares were issued.

11.     Comprehensive Income

        Comprehensive income represents net income reported in the accompanying condensed consolidated statements of operations adjusted for changes in CRA's foreign currency translation account. A reconciliation of comprehensive income is as follows (in thousands):

	Forty Weeks Ended
	September 4, 2009	August 29, 2008
Net income	$5,309	$6,108
Change in foreign currency translation	4,151	(7,513)

Comprehensive income (loss)	$9,460	$(1,405)

12.   Income Taxes

        The Company's effective income tax rate was 51.8% and 59.7% for the sixteen and forty weeks ended September 4, 2009, respectively. The effective tax rate was 60.9% and 63.2% for the sixteen and forty weeks ended August 29, 2008, respectively. The effective rate for the third quarter of fiscal 2009 was lower than the effective rate for the third quarter of fiscal 2008 because the third quarter of fiscal 2009 reflects a smaller amount of foreign losses for which no tax benefit has been provided. The effective rate for the third quarter of fiscal 2009 also includes a tax charge incurred by NeuCo related to a true-up of taxes for prior periods.

        The effective tax rate for the forty weeks ended September 4, 2009 reflects a lower amount of foreign losses for which no tax benefit has been provided, compared to the same period in fiscal 2008. The effective rate for the forty weeks ended September 4, 2009, also includes a tax charge in the third quarter of fiscal 2009 incurred by NeuCo related to a true-up of taxes for prior periods.

13.   Accounting Pronouncements

        In July 2009, the FASB Accounting Standards Codification (the "Codification") officially became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants, EITF, and related accounting literature. Going forward, only one level of authoritative GAAP will exist. All other accounting literature will be considered non-authoritative. The Codification reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included in the Codification is relevant SEC guidance organized using the same topical structure in separate sections within the Codification. The Codification is effective for interim and annual periods ending after September 15, 2009, which is CRA's fourth quarter of fiscal 2009. This will have an impact to the Company's financial statement disclosures since all future references to authoritative accounting literature will be references in accordance with the Codification.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

13.   Accounting Pronouncements (Continued)

        In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"). SFAS 165 establishes general accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. This statement also outlines the circumstances under which an entity would need to record transactions occurring after the balance sheet date in the financial statements. These new disclosures will identify the date through which the entity has evaluated subsequent events. The Company adopted SFAS 165 in the fiscal quarter ended September 4, 2009 and it did not have a material impact on the Company's consolidated statement of operations and financial condition. The Company has evaluated subsequent events for recognition or disclosure through the date the Company filed this Form 10-Q with the SEC.

        In May 2008, the FASB issued Staff Position Accounting Principles Board Opinion 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP No. APB 14-1"), which changes the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. FSP No. APB 14-1 will require the Company to recognize non-cash interest expense on its convertible senior subordinated debentures based on the market rate for similar debt instruments without the conversion feature. FSP No. APB 14-1 is effective for fiscal years beginning on or after December 15, 2008, which is CRA's fiscal 2010, and must be applied on a retrospective basis. The Company is currently evaluating the impact that FSP No. APB 14-1 will have on its consolidated statements of operations and financial condition.

        In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS 141R"). SFAS 141R requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. SFAS 141R also requires additional disclosure of information surrounding a business combination, such that users of the entity's financial statements can fully understand the nature and financial impact of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is CRA's fiscal 2010. An entity may not apply SFAS 141R before that date. The Company will adopt the provisions of SFAS 141R in fiscal 2010. For business combinations completed on or subsequent to the adoption date, the application of this statement could have a significant impact on the Company's consolidated statement of operations and financial condition, the magnitude of which will depend on the specific terms and conditions of the transactions.

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

except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented. SFAS 160 is not expected to have a material impact on the Company's consolidated statement of operations and financial condition.

14.   Accrued Expenses

        Accrued expenses consist of the following (in thousands):

	September 4, 2009	November 29, 2008
Compensation and related expenses	$39,185	$64,806
Payable to former shareholders	876	11,180
Income taxes payable	1,214	912
Accrued interest	503	1,106
Other	7,366	6,555

Total	$49,144	$84,559

15.   Commitments & Contingencies

        In connection with an acquisition completed in fiscal 2009, CRA agreed to pay incentive performance awards, if specific performance targets are met in fiscal 2010 through fiscal 2012. In addition, in connection with an acquisition completed during fiscal 2006, CRA agreed to pay additional consideration, contingent upon the achievement of specific performance targets. CRA believes that it will have sufficient funds to satisfy any obligations related to the incentive performance awards and contingent consideration. CRA expects to fund these payments, if any, from existing cash resources, cash generated from operations, or financing transactions.

16.   Restructuring Charges

        During the first and second quarters of fiscal 2009 and fiscal 2008, the Company recorded restructuring charges associated principally with the divesture of its Australian and New Zealand-based operations and capital projects practice, office vacancies, and employee workforce reductions. The restructuring expenses and reserve balance are as follows (in thousands):

	Divested Operations	Office Vacancies	Employee Workforce Reduction	Total Restructuring
Balance at November 29, 2008	$1,000	$318	$1,995	$3,313
Charges incurred in the fiscal year to date period ending September 4, 2009	—	302	2,926	3,228
Amounts paid in the fiscal year to date period ending September 4, 2009	(970)	(558)	(3,784)	(5,312)
Adjustments and effect of foreign currency translation in the fiscal year to date period ending September 4, 2009	25	281	(375)	(69)

Balance at September 4, 2009	$55	$343	$762	$1,160

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

        Revenues also include reimbursable expenses, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. These reimbursable expenses are as follows (in thousands):

	Sixteen Weeks Ended		Forty Weeks Ended
	September 4, 2009	August 29, 2008	September 4, 2009	August 29, 2008
Reimbursable expenses	$13,461	$13,475	$32,204	$38,228

        Our normal payment terms are 30 days from the invoice date. For the sixteen weeks ended September 4, 2009, and August 29, 2008 our average days sales outstanding, or DSOs, were 96 days and 100 days. We calculate DSOs by dividing the sum of our accounts receivable and unbilled services balance, net of deferred revenue, at the end of the quarter by average daily revenues. Average daily revenues are calculated by dividing quarter revenues by the number of days in a quarter. Our project managers and finance personnel monitor payments from our clients and assess any collection issues. We maintain accounts receivable allowances for estimated losses resulting from clients' failure to make required payments. We base our estimates on our historical collection experience, current trends, and credit policy. In determining these estimates, we examine historical write-offs of our receivables and review client accounts to identify any specific customer collection issues. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. A failure to estimate accurately the accounts receivable allowances and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition, and results of operations. As of September 4, 2009, and November 29, 2008, $9.1 million and $10.7 million were provided for accounts receivable allowances, respectively.

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

        Valuation of Goodwill and Other Intangible Assets.    We account for our acquisitions under the purchase method of accounting pursuant to SFAS 141, "Business Combinations". Goodwill represents the purchase price of acquired businesses in excess of the fair market value of net assets acquired. Intangible assets consist principally of non-competition agreements, which are amortized on a straight-line basis over the related estimated lives of the agreements (eight to ten years), as well as customer relationships, customer lists, trademarks, backlog, and developed technology, which are amortized on a straight-line basis over their remaining useful lives (two to fifteen years).

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

        There were no impairment losses related to goodwill or intangible assets during the forty weeks ended September 4, 2009.

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

        Our financial statements contain certain deferred tax assets and liabilities that result from temporary differences between book and tax accounting, as well as net operating loss carryforwards. SFAS No. 109, "Accounting for Income Taxes," requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The decision to record a valuation allowance requires varying degrees of judgment based upon the nature of the item giving rise to the deferred tax asset. As a result of operating losses incurred in certain of our foreign subsidiaries, and uncertainty as to the extent and timing of profitability in future periods, we recorded valuation allowances in certain of these foreign subsidiaries based on the facts and circumstances affecting each subsidiary. Furthermore, during the third quarter of fiscal 2009, we recorded a deferred tax asset for foreign tax credit carryforwards resulting from the election to credit foreign taxes on our fiscal 2008 tax return. This carryforward was substantially offset by a valuation allowance, since the future utilization of these credits is uncertain. Had we not recorded these allowances, we would have reported a lower effective tax rate than was recognized in our statements of operations in fiscal 2008 and during the first forty weeks of fiscal 2009. If the realization of deferred tax assets is considered more likely than not, an adjustment to the net deferred tax assets would increase net income in the period such determination was made. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is possible that changes in these estimates could materially affect our financial condition and results of operations.

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

Recent Accounting Pronouncements

        In July 2009, the FASB Accounting Standards Codification (the "Codification") officially became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants, EITF, and related accounting literature. Going forward, only one level of authoritative GAAP will exist. All other accounting literature will be considered non-authoritative. The Codification reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included in the Codification is relevant SEC guidance organized using the same topical structure in separate sections within the Codification. The Codification is effective for interim and annual periods ending after September 15, 2009, which is our fourth quarter of fiscal 2009. This will have an impact to our financial statement disclosures since all future references to authoritative accounting literature will be references in accordance with the Codification.

        In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"). SFAS 165 establishes general accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. This statement also outlines the circumstances under which an entity would need to record transactions occurring after the balance sheet date in the financial statements. These new disclosures will identify the date through which the entity has evaluated subsequent events. We adopted SFAS 165 in the fiscal quarter ended September 4, 2009 and it did not have a material impact on our consolidated statement of operations and financial condition. We have evaluated subsequent events for recognition or disclosure through the date we filed this Form 10-Q with the SEC.

        In May 2008, the FASB issued Staff Position Accounting Principles Board Opinion 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP No. APB 14-1"), which changes the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. FSP No. APB 14-1 will require us to recognize non-cash interest expense on our convertible senior subordinated debentures based on the market rate for similar debt instruments without the conversion feature. FSP No. APB 14-1 is effective for fiscal years beginning on or after December 15, 2008, which is our fiscal 2010, and must be applied on a retrospective basis. We are currently evaluating the impact that FSP No. APB 14-1 will have on our consolidated statements of operations and financial condition.

        In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS 141R"). SFAS 141R requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. SFAS 141R also requires additional disclosure of information surrounding a business combination, such that users of the entity's financial statements can fully understand the nature and financial impact of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is our fiscal 2010. An entity may not apply SFAS 141R before that date. We will adopt the provisions of SFAS 141R in fiscal 2010. For business combinations completed on or subsequent to the adoption date, the application of this statement could have a significant impact on our consolidated statement of operations and financial condition, the magnitude of which will depend on the specific terms and conditions of the transactions.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for noncontrolling interests (previously referred to as "minority interests") in a subsidiary and for the deconsolidation of a subsidiary, to ensure consistency with the requirements of SFAS 141R. SFAS 160 states that noncontrolling interests should be classified as a separate component of equity, and establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, which is our fiscal 2010. Early adoption is prohibited and the provisions will be applied prospectively except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented. We do not expect SFAS 160 to have a material impact on our consolidated statement of operations and financial condition.

Business Acquisition

        On June 9, 2009, we acquired substantially all of the assets of Marakon Associates, a leading strategy consulting firm known for pioneering value-based management. Under the terms of the transaction, we acquired substantially all of the assets of Marakon Associates, including intellectual property, accounts receivable, and all client projects currently underway. As a result of this acquisition, we added 48 employee consultants, who are based in the London, Chicago, and New York offices. The acquisition was not material.

Revised Financial Statements

        During the third quarter of fiscal 2009, we discovered errors related to our accounting for acquisition-related earnout payments that were made in connection with the acquisition of a business in fiscal 2006. An error occurred as a result of a $5 million earnout payment made by us to the seller of the business we acquired which was subsequently re-distributed by the seller to certain continuing employees of the acquired business. This payment was initially accounted for as additional purchase price and included in goodwill. In the third quarter of 2009, we determined that the $5 million had not been distributed by the seller in accordance with its initial ownership percentage interests and that this amount should be re-characterized as compensation expense and should be charged to income over the period the earnout payment was earned pursuant to the terms of the acquisition agreement. The $5 million earnout payment was earned over the two-year period beginning in May 2006 or the eight consecutive quarters beginning in the third quarter of fiscal 2006. The $5 million was paid to the seller in July 2007, as agreed to in the purchase agreement with the seller, however, the retention of the $5 million by the seller was based on the financial performance of the acquired business over the two-year period beginning in May 2006. Accordingly, the $5 million should have been charged to compensation expense over that two-year period on a level basis. Furthermore, in May 2009, a payment of $10.3 million was placed in escrow as a progress payment related to a possible future earnout amount that the seller of the acquired business referenced above could earn. The $10.3 million progress payment was calculated and paid pursuant to the terms of the purchase agreement with the seller into an escrow account. This amount was not earned by the seller, as the performance targets that need to be achieved are not expected to be met, and we expect the entire $10.3 million placed in escrow to be returned to us.

        We assessed the materiality of these errors in accordance with SEC Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," and determined that the errors were immaterial to the previously reported amounts contained in its periodic reports and we will correct the errors through subsequent periodic filings. The immaterial corrections have no effect on fiscal 2009 or the sixteen weeks ended August 29, 2008 results of operations, cash, or cash flows from operations. For purposes of the forty week period ended August 29, 2008, we have adjusted our costs of services and provision for income taxes to reflect the adjusted amounts. See Note 2 to the Condensed Consolidated Financial Statements for further discussions related to the revision of the immaterial prior period errors.

Results of Operations—For the Sixteen and Forty Weeks Ended September 4, 2009, Compared to the Sixteen and Forty Weeks Ended August 29, 2008

        The following table provides operating information as a percentage of revenues for the periods indicated:

	Sixteen Weeks Ended		Forty Weeks Ended
	September 4, 2009	August 29, 2008	September 4, 2009	August 29, 2008
Revenues	100.0%	100.0%	100.0%	100.0%
Costs of services	66.1	66.2	66.0	67.1

Gross profit	33.9	33.8	34.0	32.9
Selling, general and administrative expenses	24.4	22.4	25.3	24.2
Depreciation and amortization	2.7	2.2	2.7	3.3

Income from operations	6.8	9.2	6.0	5.4
Interest income	0.1	0.7	0.2	0.9
Interest expense	(1.0)	(0.9)	(1.0)	(0.8)
Gain on extinguishment of convertible debentures	—	—	0.1	—
Other income (expense)	(0.3)	0.5	(0.1)	0.3

Income before provision for income taxes, minority interest, and equity method investment gain (loss)	5.6	9.5	5.2	5.8
Provision for income taxes	(2.9)	(5.8)	(3.1)	(3.7)

Income before minority interest and equity method investment gain (loss)	2.7	3.7	2.1	2.1
Minority interest	0.5	—	0.2	—
Equity method investment gain (loss), net of tax	—	—	—	—

Net income	3.2%	3.7%	2.3%	2.1%

Results of Operations—Sixteen Weeks Ended September 4, 2009, Compared to Sixteen Weeks Ended August 29, 2008

        Revenues.    Revenues decreased $21.9 million, or 19.7%, to $89.3 million for the third quarter of fiscal 2009 from $111.2 million for the third quarter of fiscal 2008. Our revenue decline was primarily the result of a decrease in market demand and the global economic crisis. In addition, our revenue decline was due in part to the divestiture of our Australian-based operations and the divestiture of our capital projects, legal business consulting, and other small practices during fiscal 2008. The divested operations generated approximately $3.4 million of revenue during the sixteen weeks ended August 29, 2008. In addition, the reported amount of our foreign currency denominated revenue declined in the third quarter of fiscal 2009 because of the strengthening of the U.S. dollar relative to the British pound and other foreign currencies. These decreases in revenue were partially offset by an increase in revenue of $2.9 million due to the consolidation of NeuCo, Inc., a subsidiary that we have an approximately 50% interest in, and increased billing rates for our employee consultants, which were in effect at the beginning of the first quarter of fiscal 2009. In addition, revenue generated by our new value management practice, which was formed from our acquisition of Marakon Associates, partially offset our overall revenue decline.

        Revenues for our competition practice decreased by approximately 15% compared to the third quarter of fiscal 2008 reflecting the strengthening of the U.S. dollar relative to the British pound and other foreign currencies in the third quarter of fiscal 2009, a decrease in the demand for our services, and the closure of our Dallas office in fiscal 2008. Our competition practice continues to be our largest practice in terms of revenue. Revenues for our global industrial consulting practice declined approximately 50% in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 because the demand for our services in this practice has declined due to the impact of the economic crisis on the chemicals industry, as well as the economic impact on oil companies facing low oil prices and high uncertainty, particularly in the U.S. In addition, revenues for this practice declined in part because of the strengthening of the U.S. dollar relative to the British pound and other foreign currencies in the third quarter of fiscal 2009. In our finance practice, revenues decreased approximately 30% compared to the third quarter of fiscal 2008. The decrease is primarily due to the conclusion or reduction in scale of some major projects that have not yet been fully replaced by projects of comparable scale because many of our clients in the financial services industry are carefully managing their cash and are postponing discretionary expenditures. Revenues from our Life Sciences practice decreased approximately 70% compared to the third quarter of fiscal 2008 due to the conclusion of a major litigation case and transitioning of those personnel to new accounts has been slow.

        Revenues from our forensics and labor and employment practices increased during the third quarter of fiscal 2009. While these practices are currently a relatively small portion of our overall revenues, they are an important part of our long term revenue growth. Revenues for our forensics practice increased nearly 45% compared to the third quarter of fiscal 2008 due to an increase in the demand for our services. Our labor and employment practice generated revenue growth of nearly 80% compared to the third quarter of fiscal 2008. This practice continues to be actively engaged in a wide variety of matters including Equal Employment Opportunity investigations, affirmative action program review, and wage and hour litigation projects.

        Overall, revenues outside of the U.S. represented approximately 25% of total revenues for the third quarter of fiscal 2009, compared with 21% of total revenues for the third quarter of fiscal 2008. The increase in international revenues is due primarily to the acquisition of Marakon Associates and an increase in the demand for our services in forensics practices in the United Kingdom and competition practice in Canada.

        The total number of employee consultants decreased to 585 as of the end of the third quarter of fiscal 2009 from 692 as of the end of the third quarter of fiscal 2008, which is primarily due to workforce reductions, and the divestiture of our capital projects, legal business consulting, and other small practices, completed during fiscal 2008, offset by an increase in employee consultants due to the Marakon Associates acquisition. Utilization was 69% for the third quarter of fiscal 2009 compared with 71% for the third quarter of fiscal 2008. Revenues derived from fixed-price engagements decreased to 7.3% of total revenues for the third quarter of fiscal 2009 compared with 8.5% for the third quarter of fiscal 2008.

        Costs of Services.    Costs of services decreased $14.6 million, or 19.8%, to $59.0 million for the third quarter of fiscal 2009 from $73.6 million for the third quarter of fiscal 2008. Included in costs of services are $1.1 million in costs of services due to the consolidation of NeuCo. The decrease in costs of services is mainly due to a decrease in compensation expense for our employee consultants of $15.6 million, or 26.0%. The decrease is due to a decrease in the average number of employee consultants, $4.2 million in additional retention incentive bonus for key officers that was accrued for in the third quarter of fiscal 2008, and a decrease in the reported amount of costs of services due to the strengthening of the U.S. dollar relative to the British pound and other foreign currencies. Partially offsetting these decreases is an increase in costs of services as a result of the Marakon Associates acquisition. As a percentage of revenues, costs of services decreased to 66.1% for the third quarter of fiscal 2009 from 66.2% for the third quarter of fiscal 2008. Included in costs of services for the third quarter of fiscal 2009 are NeuCo's costs of services, which represent 1.3% of revenue. The decrease in costs of services as a percentage of revenue is due to a decrease in compensation expense of 4.3%, offset by an increase in client reimbursable expenses of 3.0%. Client reimbursable expenses are pass-through expenses that carry little to no margin.

        Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses decreased by $3.1 million, or 12.5%, to $21.7 million for the third quarter of fiscal 2009 from $24.9 million for the third quarter of fiscal 2008. Included in selling, general, and administrative expenses are $1.8 million related to the consolidation of NeuCo. The decrease in selling, general, and administrative expenses is largely due to a decrease in compensation expense due to a reduction in support staff, reductions in travel expenses due to a company-wide effort to reduce expenses, and a decrease in the reported amount of selling, general, and administrative expense due to the strengthening of the U.S. dollar relative to the British pound and other foreign currencies. As a percentage of revenues, selling, general, and administrative expenses increased to 24.4% for the third quarter of fiscal 2009 from 22.4% for the third quarter of fiscal 2008. The 2.0% increase in selling, general, and administrative expenses as a percentage of revenues was primarily due to the consolidation of NeuCo.

        Depreciation and Amortization.    Depreciation and amortization decreased by $0.1 million, or 4.0%, to $2.4 million for the third quarter of fiscal 2009 from $2.5 million for the third quarter of fiscal 2008. The decrease is largely due to a decrease in leasehold improvements and computer equipment due to office closures and reduced headcount. This decrease is partially offset by an increase in depreciation and amortization of $0.2 million related to the consolidation of NeuCo.

        Interest Income.    Interest income decreased by $0.7 million to $0.1 million for the third quarter of fiscal 2009 from $0.8 million for the third quarter of fiscal 2008. This decrease was due primarily to lower interest rates and more conservative investment holdings.

        Interest Expense.    Interest expense decreased by $0.1 million to $0.9 million for the third quarter of fiscal 2009 from $1.0 million for the third quarter of fiscal 2008. Interest expense primarily represents interest incurred on our 2.875% convertible debt, and the amortization of debt issuance costs.

        Other Income (Expense).    Other income (expense) decreased by $0.9 million to expense of $0.2 million for the third quarter of fiscal 2009 from income of $0.7 million for the third quarter of fiscal 2008. Other income (expense) consists primarily of foreign currency exchange transaction gains and losses. The gain in the third quarter of fiscal 2008 was principally the result of recording a cumulative foreign currency exchange gain of $0.7 million related to the substantial liquidation of our New Zealand based- operations. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies and the Euro and the British pound.

        Provision for Income Taxes.    The provision for income taxes was $2.6 million for the third quarter of fiscal 2009, a decrease of $3.9 million from the third quarter of fiscal 2008. Our effective income tax rate decreased to 51.8% for the third quarter of fiscal 2009 from 60.9% for the third quarter of fiscal 2008. The effective rate for the third quarter of fiscal 2009 was lower than the effective rate for the third quarter of fiscal 2008 because the third quarter of fiscal 2009 reflects a smaller amount of foreign losses for which no tax benefit has been provided. The effective rate for the third quarter of fiscal 2009 also includes a tax charge incurred by NeuCo related to a true-up of taxes for prior periods.

        Minority Interest.    In October of fiscal 2008, our ownership interest in NeuCo increased to approximately 50%, which represents control. As a result, NeuCo's financial results since that time have been consolidated with ours and allocations of the minority share of NeuCo's net income result in deductions to our net income, while allocations of the minority share of NeuCo's net loss result in additions to our net income, as more fully described in Note 4 to our Notes to Condensed Consolidated Financial Statements. Minority interest in the results of operations of NeuCo allocable to its other owners was a net loss of $0.4 million for the third quarter of fiscal 2009.

        Net Income.    Net income decreased by $1.3 million to $2.9 million for the third quarter of fiscal 2009 from $4.2 million for the third quarter of fiscal 2008. The decrease in net income is due primarily to a decrease in revenue and utilization. Diluted net income per share decreased to $0.27 per share for the third quarter of fiscal 2009 from $0.39 per share for the third quarter of fiscal 2008. Diluted weighted average shares outstanding decreased by approximately 14,000 shares to approximately 10,751,000 shares for the third quarter of fiscal 2009 from approximately 10,764,000 shares for the third quarter of fiscal 2008.

Results of Operations—Forty Weeks Ended September 4, 2009 Compared to Forty Weeks Ended August 29, 2008

        Revenues.    Revenues decreased $64.1 million, or 22.0%, to $227.1 million for the forty weeks ended September 4, 2009 from $291.1 million for the forty weeks ended August 29, 2008. Our revenue decline was primarily the result of a decrease in market demand and the global economic crisis. In addition, our revenue decline was due in part to the divestiture of our Australian-based operations and the divestiture of our capital projects, legal business consulting, forensic computing and investigations, and other small practices during fiscal 2008. The divested operations generated approximately $14.2 million of revenue during the forty weeks ended August 29, 2008. In addition, the reported amount of our foreign currency denominated revenue declined in the forty weeks ended September 4, 2009 because of the strengthening of the U.S. dollar relative to the British pound and other foreign currencies. Another factor contributing to our revenue decline was the decrease in client reimbursable expenses. Client reimbursable expenses are pass-through expenses that carry little to no margin. These decreases in revenue were partially offset by an increase in revenue of $7.1 million due to the consolidation of NeuCo, Inc., a subsidiary that we have an approximately 50% interest in, and increased billing rates for our employee consultants, which were in effect at the beginning of the first quarter of fiscal 2009. In addition, revenue generated by our new value management practice, which was formed from our acquisition of Marakon Associates, partially offset our overall revenue decline.

        Revenues for our competition practice decreased by approximately 20% compared to the forty weeks ended August 29, 2008 due to a decrease in demand for our services, the divestiture of our Australian-based operations and the closure of our Dallas office in fiscal 2008, and the strengthening of the U.S. dollar relative to the British pound and other foreign currencies in the forty weeks ended September 4, 2009. Our competition practice continues to be our largest practice in terms of revenue. Revenues from our global industrial consulting practice declined approximately 40% in the forty weeks ended September 4, 2009 compared to the forty weeks ended August 29, 2008 due primarily to a decrease in demand for our services in this practice due to the impact of the economic crisis on the chemicals industry, as well as the economic impact on oil companies facing low oil prices and high uncertainty, particularly in the U.S. The decrease in our global industrial consulting practice revenue is also partially attributed to the strengthening of the U.S. dollar relative to the British pound and other foreign currencies in the forty weeks ended September 4, 2009. These declines were partially offset by an increase in activity related to large global industrial consulting projects in the Middle East region. In our finance practice, revenues decreased nearly 35% in the forty weeks ended September 4, 2009 compared to the forty weeks ended August 29, 2008. The decrease is primarily due to the conclusion or reduction in scale of some major projects that have not yet been fully replaced by projects of comparable scale because many of our clients in the financial services industry are carefully managing their cash and are postponing discretionary expenditures. Our intellectual property practice revenues decreased approximately 25% in the forty weeks ended September 4, 2009 compared to the forty weeks ended August 29, 2008 due to a decrease in market demand.

        Revenues from our labor and employment practice increased approximately 75% during the forty weeks ended September 4, 2009 compared to the forty weeks ended August 29, 2008. While this practice is currently a relatively small portion of our overall revenues, it is an important part of our long term revenue growth. This practice continues to be actively engaged in a wide variety of matters including Equal Employment Opportunity investigations, affirmative action program review, and wage and hour litigation projects.

        Overall, revenues outside of the U.S. represented approximately 24% of total revenues for the forty weeks ended September 4, 2009, compared with 22% of total revenues for the forty weeks ended August 29, 2008. The increase in international revenues is due primarily to an increase in activity related to large global industrial consulting projects in the Middle East region, an area where we have been focusing our business development efforts for several quarters, and the acquisition of Marakon Associates.

        Utilization was 70% for the forty weeks ended September 4, 2009 compared with 72% for the forty weeks ended August 29, 2008. Revenues derived from fixed-price engagements increased to 9.5% of total revenues for the forty weeks ended September 4, 2009 compared with 7.8% for the forty weeks ended August 29, 2008.

        Costs of Services.    Costs of services decreased $45.4 million, or 23.2%, to $149.9 million for the forty weeks ended September 4, 2009 from $195.2 million for the forty weeks ended August 29, 2008. Included in costs of services are $3.5 million in total costs of services due to the consolidation of NeuCo for the forty weeks ended September 4, 2009, including $0.1 million of client reimbursable expenses for NeuCo. The decrease in costs of services is mainly due to a decrease in compensation expense for our employee consultants of $42.7 million, or 27.2%. The decrease in compensation expense is due to a decrease in the average number of employee consultants, $5.5 million in additional retention incentive bonus for key officers that was accrued for during the forty weeks ended August 29, 2008, and a decrease in the reported amount of costs of services due to the strengthening of the U.S. dollar relative to the British pound and other foreign currencies. In addition, client reimbursable expenses decreased $6.0 million, or 15.8%, to $32.2 million for the forty weeks ended September 4, 2009 from $38.2 million for the forty weeks ended August 29, 2008. Included in costs of services are $1.9 million and $2.9 million in restructuring charges recognized during the forty weeks ended September 4, 2009 and August 29, 2008, respectively. The restructuring charges for the forty weeks ended September 4, 2009 are principally associated with an employee workforce reduction. The restructuring charges for the forty weeks ended August 29, 2008 are associated with an employee workforce reduction and the divestiture or shutting down of the majority of our Australian and New Zealand-based operations. As a percentage of revenues, costs of services decreased to 66.0% for the forty weeks ended September 4, 2009 from 67.1% for the forty weeks ended August 29, 2008. Included in costs of services for the forty weeks ended September 4, 2009 are NeuCo's costs of services, which represent 1.5% of revenue. The decrease in costs of services as a percentage of revenue is due to a decrease in compensation expense of 3.6%, offset by an increase in client reimbursable expenses of 1.1%.

        Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses decreased by $13.0 million, or 18.5%, to $57.5 million for the forty weeks ended September 4, 2009 from $70.5 million for the forty weeks ended August 29, 2008. Included in selling, general, and administrative expenses are $3.9 million related to the consolidation of NeuCo. The decrease in selling, general, and administrative expenses is largely due to a decrease in compensation expense due to a reduction in support staff, reductions in travel, recruiting, and rent expenses due to a company-wide effort to reduce expenses, commissions to non-employee experts, and a decrease in the reported amount of selling, general, and administrative expense due to the strengthening of the U.S. dollar relative to the British pound and other foreign currencies. Included in selling, general, and administrative expenses are $1.3 million and $3.8 million in restructuring charges recognized during the forty weeks ended September 4, 2009 and August 29, 2008, respectively. The restructuring charges for the forty weeks ended September 4, 2009 are principally associated with an employee workforce reduction and also includes a revision to an estimate for a previously recorded office closure liability. The restructuring charges for the forty weeks ended August 29, 2008 are associated with an employee workforce reduction, office closures, and the divestiture or shutting down of the majority of our Australian and New Zealand-based operations. As a percentage of revenues, selling, general, and administrative expenses increased to 25.3% for the forty weeks ended September 4, 2009 from 24.2% for the forty weeks ended August 29, 2008. The 1.1% increase in selling, general, and administrative expenses as a percentage of revenues was primarily due to a 1.7% increase due to the consolidation of NeuCo and an increase in rent expenses as a percentage of revenues, offset in part by a decrease in compensation and travel expenses as a percentage of revenues.

        Depreciation and Amortization.    Depreciation and amortization decreased by $3.5 million, or 36.2%, to $6.1 million for the forty weeks ended September 4, 2009 from $9.6 million for the forty weeks ended August 29, 2008. Included in depreciation and amortization are $2.7 million in restructuring charges recognized during the forty weeks ended August 29, 2008 associated with office closures and the divestiture or shutting down of the majority of our Australian and New Zealand-based operations. In addition, the decrease is attributable to a decrease in leasehold improvements and computer equipment due to office closures and reduced headcount.

        Interest Income.    Interest income decreased by $2.3 million to $0.4 million for the forty weeks ended September 4, 2009 from $2.6 million for the forty weeks ended August 29, 2008. This decrease was mainly due to lower interest rates and more conservative investment holdings.

        Interest Expense.    Interest expense decreased by $0.2 million to $2.3 million for the forty weeks ended September 4, 2009 from $2.5 million for the forty weeks ended August 29, 2008. Interest expense primarily represents interest incurred on our 2.875% convertible debt, the amortization of debt issuance costs, and $0.1 million related to the consolidation of NeuCo.

        Gain on Extinguishment of Convertible Debentures.    During the forty weeks ended September 4, 2009, the Company repurchased convertible debentures in the principal amount of approximately $7.0 million, on the open market, for approximately $6.6 million, resulting in a $0.3 million gain on a pre-tax basis.

        Other Income (Expense).    Other expense was $0.2 million for the forty weeks ended September 4, 2009 versus other income of $0.9 million for the forty weeks ended August 29, 2008. Other income (expense) consists primarily of foreign currency exchange transaction gains and losses. The loss in the forty weeks ended September 4, 2009 was largely attributable to recording a cumulative foreign currency exchange loss of $0.4 million due to the liquidation of our Australian-based operations. The gain in the forty weeks ended August 29, 2008 was principally the result of recording a cumulative foreign currency exchange gain of $0.7 million related to the substantial liquidation of our New Zealand based-operations. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies and the Euro and the British pound.

        Provision for Income Taxes.    The provision for income taxes was $7.0 million for the forty weeks ended September 4, 2009, a decrease of $3.7 million from the forty weeks ended August 29, 2008. Our effective income tax rate decreased to 59.7% for the first forty weeks of fiscal 2009 from 63.2% for the first forty weeks of fiscal 2008. The effective tax rate for the forty weeks ended September 4, 2009 reflects a lower amount of foreign losses for which no tax benefit has been provided, compared to the same period in fiscal 2008. The effective rate for the forty weeks ended September 4, 2009, also includes a tax charge in the third quarter of fiscal 2009 incurred by NeuCo related to a true-up of taxes for prior periods.

        Minority Interest.    In October of fiscal 2008, our ownership interest in NeuCo increased to approximately 50%, which represents control. As a result, NeuCo's financial results since that time have been consolidated with ours and allocations of the minority share of NeuCo's net income result in deductions to our net income, while allocations of the minority share of NeuCo's net loss result in additions to our net income, as more fully described in Note 4 to our Notes to Condensed Consolidated Financial Statements. Minority interest in the results of operations of NeuCo allocable to its other owners was a net loss of $0.6 million for the first forty weeks of fiscal 2009.

        Net Income (Loss).    Net income decreased by $0.8 million, or 13.1%, to $5.3 million for the forty weeks ended September 4, 2009 from $6.1 million for the forty weeks ended August 29, 2008. Diluted net income per share decreased 10.7% to $0.50 per share for the forty weeks ended September 4, 2009 from $0.56 per share for the forty weeks ended August 29, 2008. Net income decreased at a greater rate than diluted net income per share because diluted weighted average shares outstanding decreased 275,000 shares, or 2.5%, to approximately 10,703,000 shares for the forty weeks ended September 4, 2009 from approximately 10,978,000 shares for the forty weeks ended August 29, 2008. The decrease in diluted weighted average shares outstanding is primarily due to decreases in common stock equivalents from employee stock option and restricted share awards and shares underlying our convertible debt due to the decline in our stock price.

Liquidity and Capital Resources

        General.    In the forty weeks ended September 4, 2009, cash and cash equivalents decreased by $14.5 million. We completed the quarter with cash and cash equivalents of $104.8 million, and working capital (defined as current assets less current liabilities) of $147.8 million.

        We believe that current cash balances, cash generated from operations, and amounts available under our bank line of credit will be sufficient to meet our anticipated working capital, capital expenditure, and contingent consideration payment requirements for at least the next 12 months.

        Sources and Uses of Cash in the forty weeks ended September 4, 2009.    During the first forty weeks of fiscal 2009, net cash provided by operations was $9.2 million. The sources of cash in operations included net income of $5.3 million, which included depreciation and amortization expense of $6.2 million and share- based compensation expense of $4.8 million. Other sources of cash were a result of a decrease in accounts receivable of $16.7 million and unbilled services of $10.0 million. Accounts receivable and unbilled services decreased primarily due to a decrease in revenue, offset partially by an increase in accounts receivable due to the acquisition of Marakon Associates. The sources of cash in operations were offset by uses of cash including a decrease in accounts payable, accrued expenses, and other liabilities of $32.4 million. The payment of fiscal 2008 bonuses totaling approximately $45.7 million are included in the decrease in accounts payable, accrued expenses, and other liabilities during the forty weeks ending September 4, 2009.

        We used $17.1 million of net cash from investing activities for the first forty weeks of fiscal 2009, which included $15.7 million of net acquisition consideration payments and an escrowed deposit and $1.5 million for capital expenditures.

        We used $7.5 million of net cash from financing activities for the first forty weeks of fiscal 2009. Cash used in financing activities was primarily used for the repurchase of convertible debentures in the principal amount of approximately $7.0 million for a repurchase price of approximately $6.6 million and to redeem $0.7 million in vested employee restricted shares for tax withholdings.

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

        Pursuant to the terms of the indenture governing the debentures, since the closing stock price did not equal or exceed the $50 per share contingent conversion trigger price for 20 out of the 30 consecutive trading days ended on September 4, 2009, the market price conversion trigger was not satisfied and holders of the debentures are not able to exercise their right to convert the bonds as of the first trading day of the fourth quarter of fiscal 2009. This test is repeated each fiscal quarter. To date, no conversions have occurred. During the second quarter of fiscal 2009 and the fourth quarter of fiscal 2008, we repurchased $7.0 million and $10.2 million of our convertible bonds, respectively, on the open market, at a discount. We believe that in the event the contingent conversion trigger price is met, it is unlikely that a significant percentage of bondholders will exercise their right to convert because the debentures have traded at a premium over their conversion value. Since the holders of the debentures are not able to exercise their right to convert the bonds as of September 4, 2009, we have classified the $72.8 million convertible debt as long-term debt as of September 4, 2009, in the accompanying condensed consolidated balance sheet. Our revolving line of credit to borrow up to $60.0 million expires on April 30, 2012 and it is our intention to renew or replace the revolving line of credit, as desirable and available, which would allow us to continue to classify a portion of our convertible debentures as long-term debt, rather than short-term in future periods. In addition, the revolving line of credit gives us additional flexibility to meet any unforeseen financial requirements.

        As early as June 15, 2011 or upon certain specified fundamental changes, we may be required to repurchase all or any portion of the debentures, at the option of each holder, which, in the event of a fundamental change involving a change of control of our firm, may include the payment of a make-whole premium.

        Borrowings under the Revolving Line of Credit.    We are party to a senior loan agreement with our bank for a $60.0 million revolving line of credit with a maturity date of April 30, 2012. Subject to the terms of the agreement, we may use borrowings under this revolving line of credit for acquisition financing, working capital, general corporate purposes, letters of credit, and foreign exchanges contracts. The available revolving line of credit is reduced, as necessary, to account for certain outstanding letters of credit. The $60.0 million credit facility allows us to mitigate the potential liquidity risk, and to provide funding if required, in the event of conversion by the debenture holders. Funds available under the facility currently allow us to continue to classify a portion of our convertible debentures as long-term debt, rather than short-term, even if the convertible debentures have a right to convert in the short-term because the conversion trigger price discussed above is met, so long as the revolving line of credit is, at that time, classified as long-term debt. The revolving line of credit also gives us additional flexibility to meet any unforeseen financial requirements. The amounts available under our bank revolving line of credit are constrained by various financial covenants and reduced by certain outstanding letters of credit. As of September 4, 2009, there were no amounts outstanding under this revolving line of credit and $5.1 million in letters of credit were outstanding.

        Borrowings under our credit facility bear interest, at LIBOR plus an applicable margin. Applicable margins range from 2.0% to 3.5%, depending on the ratio of our consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the preceding four fiscal quarters, subject to various adjustments stated in the senior loan agreement. These margins are adjusted both quarterly and each time we borrow under the credit facility. Interest is payable monthly. A commitment fee of 0.25% is payable on the unused portion of the credit facility.

Borrowings under the credit facility are secured by 100% of the stock of certain of our U.S. subsidiaries and 65% of the stock of certain of our foreign subsidiaries, which represents approximately $70.7 million in net assets as of September 4, 2009.

        Debt Restrictions.    Under our senior loan agreement, we must comply with various financial and non-financial covenants. The financial covenants require us to maintain a minimum consolidated working capital of $25.0 million and require us to comply with a consolidated total debt to EBITDA ratio of not more than 3.5 to 1.0 and a consolidated senior debt to EBITDA ratio of not more than 2.0 to 1.0. Compliance with these financial covenants is tested on a fiscal quarterly basis. In March 2005, we amended the definition of "current liabilities" included in the working capital covenant of the senior credit agreement to exclude any convertible subordinated debt for which we have not been notified of the intention to convert. The non-financial covenants of the senior credit agreement place certain restrictions on our ability to incur additional indebtedness, engage in acquisitions or dispositions, and enter into business combinations. Any indebtedness outstanding under the senior credit facility may become immediately due and payable upon the occurrence of stated events of default, including our failure to pay principal, interest or fees or a violation of any financial covenant. As of September 4, 2009, we were in compliance with our covenants under the senior credit agreement.

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

        Contingencies.    In connection with an acquisition we completed in fiscal 2009, we agreed to pay incentive performance awards, if specific performance targets are met in fiscal 2010 through fiscal 2012. In addition, in connection with an acquisition completed during fiscal 2006, we agreed to pay additional consideration, contingent upon the achievement of specific performance targets. We believe that we will have sufficient funds to satisfy any obligations related to the incentive performance awards and contingent consideration. We expect to fund these payments, if any, from existing cash resources, cash generated from operations, or financing transactions.

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

        The majority of our operations are based in the U.S., and accordingly, the majority of our transactions are denominated in U.S. dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of foreign currencies. Our primary foreign currency exposures relate to our short-term intercompany balances with our foreign subsidiaries and accounts receivable and cash valued in the United Kingdom in U.S. dollars. Our primary foreign subsidiaries have functional currencies denominated in the British pound and Euro, and foreign denominated assets and liabilities are remeasured each reporting period with any exchange gains and losses recorded in our consolidated statements of operations. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies and the Euro and the British pound. Although fluctuations in foreign exchange rates may impact reported revenues and expenses significantly, based on currency exposures at September 4, 2009, a hypothetical 10% movement in foreign exchange rates would not expose us to significant gains or losses in earnings or cash flows.

        From time to time, we may use derivative instruments to manage the risk of exchange rate fluctuations. However, at September 4, 2009, we had no outstanding derivative instruments. We do not use derivative instruments for trading or speculative purposes.

Interest Rate Risk

        We maintain an investment portfolio consisting mainly of U.S. government obligations, funds holding only U.S. government obligations, and corporate obligations with a weighted average maturity of less than 60 days. These held-to-maturity securities are subject to interest rate risk. However, a hypothetical change in the interest rate of 10% would not have a material impact to the fair values of these securities at September 4, 2009 primarily due to their short maturity.

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

Evaluation of Changes in Internal Control over Financial Reporting

        Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we have determined that, during the third quarter of fiscal 2009, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to affect, materially our internal control over financial reporting.

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

We may need to take material write-offs for the impairment of goodwill and other intangible assets if our market capitalization declines

        As further described in Note 8 of our Notes to Condensed Consolidated Financial Statements, goodwill and intangible assets with indefinite lives are monitored annually for impairment, or more frequently, if there are indicators of impairment. In performing the first step of the goodwill impairment testing and measurement process, we compare our entity-wide estimated fair value to net book value to identify potential impairment. We estimate the entity-wide fair value utilizing our market capitalization, plus an appropriate control premium. We have utilized a control premium which considers appropriate industry, market and other pertinent factors, including indications of such premiums from data on recent acquisition transactions. If we determine through the impairment evaluation process that goodwill has been impaired, we would record the impairment charge in our consolidated statement of operations.

        There were no impairment losses related to goodwill or intangible assets during the first forty weeks of fiscal 2009. Our entity-wide fair value currently exceeds net book value, and therefore, there has not been an indication of impairment. However, at various points during fiscal 2009, our stock price has declined from previous levels. We will continue to closely monitor our market capitalization and in the event that our average stock price subsequently declines and our market capitalization plus control premium declines below net book value and remains below book value for a period we consider to be other-than-temporary, we will perform an evaluation of the carrying value of goodwill and other intangibles.

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

        In addition, we utilize loans with some of our employees and consultants, other than our executive officers, as a way to attract and retain them. A portion of these loans are collateralized. Defaults under these loans could have a material adverse affect on our consolidated statements of operations, financial condition and liquidity.

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

Our debt obligations may adversely impact our financial performance

        In 2004, we issued a total of $90.0 million of 2.875% convertible senior subordinated debentures due 2034. We had previously operated with little or no debt, and our previous payments of interest had not been material. The interest we are required to pay on these debentures reduces our net income each year and will continue to do so until the debentures are no longer outstanding. The terms of the debentures also include provisions that could accelerate our obligation to repay all amounts outstanding under the debentures if certain events happen, such as our failure to pay interest in a timely manner, failure to pay principal upon redemption or repurchase, failure to deliver cash, shares of common stock, or other property upon conversion and other specified events of default. In addition, on June 15, 2011, June 15, 2014, June 15, 2019, June 15, 2024 and June 15, 2029, or following specified fundamental changes, holders of the debentures may require us to repurchase their debentures for cash. On December 14, 2004, we irrevocably elected to settle with cash 100% of the principal amount of the debentures upon conversion thereof, and holders of the debentures may convert them if our stock price exceeds $50 per share for at least 20 out of the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. The market price conversion trigger was not met during the third quarter of fiscal 2009. Therefore, holders of the debentures are not able to exercise their right to convert the bonds during the fourth quarter of fiscal 2009. This test is repeated each fiscal quarter. To date, no holders have exercised their right to convert the bonds. However, during the second quarter of fiscal 2009 and the fourth quarter of fiscal 2008, we repurchased convertible debentures in the principal amount of $7.0 million and $10.2 million, respectively, on the open market.

        We have a revolving line of credit for $60.0 million, to mitigate the potential liquidity risk, and to provide funding if required, in the event of conversion by the debenture holders. We intend to use the amounts available under our bank revolving line of credit, current cash balances, and cash generated from operations in the event debenture holders exercise their rights to convert. The amounts available under our bank revolving line of credit are constrained by various financial covenants and reduced by certain letters of credit outstanding. Our loan agreement will mature on April 30, 2012. The degree to which we are leveraged could adversely affect our ability to obtain further financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to secure short-term and long-term debt or equity financing in the future, will depend on several factors, including our future profitability, the levels of our debt and equity, restrictions under our existing revolving line of credit and the overall credit and equity market environments.

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

The market price of our common stock may be volatile

        The market price of our common stock has fluctuated widely and may continue to do so. For example, from August 30, 2008, to September 4, 2009, the trading price of our common stock ranged from a high of $44.95 per share to a low of $16.77 per share. Many factors could cause the market price of our common stock to rise and fall. Some of these factors are:

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

Our reported earnings per share may be more volatile because of the accounting standards, rules, and regulations as they relate to our convertible senior subordinated debentures

        Holders of our 2.875% convertible senior subordinated debentures due 2034 may convert the debentures only under certain circumstances, including certain stock price-related conversion contingencies. As further described in Note 10 of our Notes to Condensed Consolidated Financial Statements, we determine the effect of the debentures on earnings per share under the treasury stock method of accounting. The treasury stock method of accounting allows us to report dilution only when our average stock price per share for the reporting period exceeds the $40 conversion price and only to the extent of the additional shares we may be required to issue in the event our conversion obligation exceeds the principal amount of the debentures converted. Accordingly, volatility in our stock price could cause volatility in our reported diluted earnings per share.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        (a)   On July 29, 2009, we issued an aggregated of 11,201 shares of our common stock to the former shareholders of Economics of Competition and Litigation Limited, or ECL, as a result of the achievement of certain milestones related to our acquisition of ECL. We relied on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, for transaction by an issuer not involving any public offering.

        (b)   Not applicable.

        (c)   The following table provides information about our repurchases of shares of our common stock during the sixteen weeks ended September 4, 2009. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the quarter into four equal periods of four weeks.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(3)
May 16, 2009 to June 12, 2009	—	—	—	215,718
June 13, 2009 to July 10, 2009	1,951 shares(1)	$29.02 per share(1)	—	215,718
July 11, 2009 to August 7, 2009	876 shares(2)	$24.77 per share(2)	—	215,718
August 8, 2009 to September 4, 2009	—	—	—	215,718

(1)
During the four weeks ended July 10, 2009, we accepted 577 shares of our common stock as a tax withholding from certain of our employees, in connection with the vesting of restricted shares that occurred during the indicated period, pursuant to the terms of our 2006 equity incentive plan, at an average share price of $29.19, and we repurchased 1,374 shares of our common stock from our employees, based on the contractual right of first purchase contained in the employees' restricted share agreements with us, at an average share price of $28.95 per share.

(2)
During the four weeks ended August 7, 2009, we accepted 876 shares of our common stock as a tax withholding from certain of our employees, in connection with the vesting of restricted shares that occurred during the indicated period, pursuant to the terms of our 2006 equity incentive plan, at an average share price of $24.77.

(3)
On June 14, 2007, we issued a press release announcing that our board of directors has approved the repurchase from time to time of up to 1,500,000 shares of our common stock, of which 1,284,282 shares of common stock were purchased in prior quarters and no shares were purchased in the third quarter of fiscal 2009. As of September 4, 2009, 215,718 shares of our common stock remain available for repurchase under this plan.

ITEM 3.   Defaults Upon Senior Securities

        None.

ITEM 4.    Submission of Matters to a Vote of Security Holders

        None.

ITEM 5.    Other Information

        None.

ITEM 6.    Exhibits

Item No.	Description
10.1	Sixth Amendment to Loan Agreement, dated as of August 18, 2009, by and between CRA International, Inc. and RBS Citizens, N.A. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on August 19, 2009).
10.2	Fourth Amendment to Revolving Note, dated as of August 18, 2009, by and between CRA International, Inc. and RBS Citizens, N.A. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on August 19, 2009).
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1	Section 1350 certification

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRA INTERNATIONAL, INC.
Date: October 14, 2009	By:	/s/ JAMES C. BURROWS James C. Burrows President, Chief Executive Officer
Date: October 14, 2009	By:	/s/ WAYNE D. MACKIE Wayne D. Mackie Executive Vice President, Treasurer, Chief Financial Officer

EXHIBIT INDEX

Item No.	Description
10.1	Sixth Amendment to Loan Agreement, dated as of August 18, 2009, by and between CRA International, Inc. and RBS Citizens, N.A. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on August 19, 2009).
10.2
Fourth Amendment to Revolving Note, dated as of August 18, 2009, by and between CRA International, Inc. and RBS Citizens, N.A. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on August 19, 2009).
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1	Section 1350 certification