Form 10-K
period 2009-11-28
CRA INTERNATIONAL, INC.
filed 2010-01-29
CIK 1053706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 28, 2009

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

         The aggregate market value of the stock held by non-affiliates of the registrant as of May 15, 2009, the last business day of the registrant's most recently completed second fiscal quarter, (based on the closing sale price of $22.38 as quoted on the NASDAQ Global Select Market as of that date) was approximately $228.6 million. Outstanding shares of common stock beneficially owned by executive officers and directors of the registrant and certain related entities have been excluded from this computation because these persons may be deemed to be affiliates. The fact that these persons have been deemed affiliates for purposes of this computation should not be considered a conclusive determination for any other purpose.

         As of January 28, 2010, CRA had outstanding 10,998,112 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

         The information required for Part III of this annual report is incorporated by reference from the registrant's definitive proxy statement for its 2010 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended November 28, 2009.

CRA INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED NOVEMBER 28, 2009

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

Introduction

        We are a leading global consulting firm that offers economic, financial, and business management consulting expertise and applies advanced analytic techniques and in-depth industry knowledge to complex engagements for a broad range of clients. Founded in 1965, we work with major law firms, businesses, accounting firms, and governments in providing original, authoritative advice and a wide range of services. We combine economic and financial analysis with expertise in litigation and regulatory support, business strategy and planning, market and demand forecasting, policy analysis, and engineering and technology strategy. We are often retained in high-stakes matters, such as multibillion-dollar mergers and acquisitions, new product introductions, major strategy and capital investment decisions, and complex litigation, the outcomes of which often have significant consequences for the parties involved. These matters often require independent analysis, and as a result companies must rely on outside experts. Our analytical strength enables us to reach objective, factual conclusions that help clients make important business and policy decisions and resolve critical disputes. Companies turn to us because we can provide large teams of highly credentialed and experienced economic and finance experts to address critical, tough assignments with high-stakes outcomes.

        We offer consulting services in two broad areas: litigation, regulatory, and financial consulting and management consulting. These two areas represented approximately 97% of our consolidated revenues in fiscal 2009. The remaining 3% came from our NeuCo subsidiary. We provide our services primarily through our highly credentialed and experienced staff of employee consultants. As of November 28, 2009, we employed 586 consultants, including approximately 125 employee consultants with doctorates and approximately 237 employee consultants with other advanced degrees. Our employee consultants have backgrounds in a wide range of disciplines, including economics, business, corporate finance, materials sciences, accounting, and engineering. We are extremely selective in our hiring of consultants, recruiting from leading universities, industry, and government. Many of our employee consultants are nationally or internationally recognized as experts in their respective fields and have published scholarly articles, lectured extensively, and have been quoted in the press. To enhance the expertise we provide to our clients, we maintain close working relationships with a select group of renowned academic and industry non-employee experts.

        Our business is diversified across multiple dimensions, including service offerings and vertical industry coverage, as well as areas of functional expertise, client base, and geography. Through 21 offices located around the world, we provide multiple services across 21 areas of functional expertise to hundreds of clients across 17 vertical industries. We believe this diversification reduces our dependence on any particular market, industry, or geographic area.

        We provide consulting services to corporate clients and attorneys in a wide range of litigation and regulatory proceedings, providing high-quality research and analysis, expert testimony, and comprehensive support in litigation and regulatory proceedings in all areas of finance, accounting, economics, insurance, and forensic accounting and investigations. We also use our expertise in economics, finance, and business to offer law firms, businesses, and government agencies services related to class certification, damages analysis, expert reports and testimony, regulatory analysis, strategy development, valuation of tangible and intangible assets, risk management, and transaction support. In our management consulting services, we use our expertise in economics, finance, and business analysis to offer our clients such services as strategy development, performance improvement, corporate portfolio analysis, estimation of market demand, new product pricing strategies, valuation of intellectual property and other assets, assessment of competitors' actions, and analysis of new sources of supply. Our analytical expertise in advanced economic and financial methods is complemented by our in-depth expertise in specific industries, including aerospace and defense; banking and capital markets; chemicals; energy and utilities; financial services; healthcare; insurance; manufacturing; media; mining, metals and materials; oil and gas; pharmaceuticals; real estate; retail; sports; telecommunications; and transportation.

        We have completed thousands of engagements for clients around the world, including domestic and foreign companies; federal, state, and local domestic government agencies; governments of foreign countries; public and private utilities; and national and international trade associations. Our clients come from a broad range of industries, with our top 10 clients in fiscal 2009, fiscal 2008, and fiscal 2007 accounting for approximately 14%, 18%, and 19% of our revenues, respectively, and no single client accounting for more than 5% of our revenues. We also work with many of the world's leading law firms. We experience a high level of repeat business; in both fiscal 2009 and fiscal 2008, approximately 91%, and in fiscal 2007 approximately 89% of our revenues resulted from either ongoing engagements or new engagements for existing clients.

        We deliver our services through a global network of 21 coordinated offices. Headquartered in Boston, we have offices throughout North America, Europe, the Middle East, and Asia.

Industry Overview

        Businesses are operating in an increasingly complex economic, legal and regulatory environment. Our changing world economy has created immense challenges and opportunities for businesses. Companies across industry sectors are seeking new strategies appropriate for the current recessionary environment, as well as greater operational efficiencies. To accomplish these objectives, they must constantly gather, analyze, and use information wisely to assure that business decisions are well-informed. In addition, markets have become increasingly global, offering companies the opportunity to expand their presence throughout the world and exposing them to increased competition and the uncertainties of foreign operations. Further, companies are increasingly relying on technological and business innovations to improve efficiency, thus increasing the importance of strategically analyzing their businesses and developing and protecting new technology. The increasing complexity and changing nature of the business environment are also forcing governments to modify their regulatory strategies. These constant changes in the regulatory environment have led to frequent litigation and interaction with government agencies as companies attempt to interpret and react to the implications of this changing environment. Furthermore, as the general business and regulatory environment becomes more complex, corporate litigation has also become more complicated, protracted, expensive, and important to the parties involved.

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

        Lastly, the marketplace has become more global over time, resulting in consulting firms expanding overseas to continue to address the needs of clients and to provide more sophisticated solutions to complex issues that cross global boundaries.

Competitive Strengths

        Since 1965, we have been committed to providing sophisticated consulting services to our clients. We believe that the following factors have been critical to our success.

        Strong Reputation for High-Quality Consulting; High Level of Repeat Business.    For more than 40 years, we have been a leader in providing sophisticated economic analysis and original, authoritative advice to clients involved in complex litigation and regulatory proceedings. As a result, we believe we have established a strong reputation among leading law firms and business clients as a preferred source of expertise in economics, finance, business, and strategy consulting, as evidenced by our high level of repeat business. In both fiscal 2009 and fiscal 2008, approximately 91% of our revenues and in fiscal 2007 approximately 89% of our revenues resulted from ongoing engagements or new engagements from repeat clients. In addition, we believe our significant name recognition, which we developed as a result of our work on many high-profile litigation and regulatory engagements, has enhanced the development of our management consulting practice.

        Highly Educated, Experienced, and Versatile Consulting Staff.    We believe our most important asset is our base of employee consultants, particularly our senior consultants. Of our 586 employee consultants as of November 28, 2009, 449 were either vice presidents, principals, associate principals, senior associates, or consulting associates, of whom approximately 76% have a doctorate or other advanced degree. Many of these senior employee consultants are nationally or internationally recognized as experts in their respective fields. In addition to their expertise in a particular field, most of our employee consultants are able to apply their skills across numerous practice areas. This flexibility in staffing engagements is critical to our ability to apply our resources as needed to meet the demands of our clients. As a result, we seek to hire consultants who not only have strong analytical skills but who are also creative, intellectually curious, and driven to develop expertise in new practice areas and industries.

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

        Diversified Business.    Our business is diversified across multiple dimensions, including service offerings, vertical industry coverage, areas of expertise, client base, and geography. By maintaining expertise in multiple industries, we are able to offer clients creative and pragmatic advice tailored to their specific markets. By offering clients economic, financial, and management consulting services, we are able to satisfy an array of client needs, ranging from expert testimony for complex lawsuits to designing global business strategies. This broad range of expertise enables us to take an interdisciplinary approach to certain engagements, combining economists and experts in one area with specialists in other disciplines. We believe this diversification reduces our dependence on any particular market, industry, or geographic area. Furthermore, our litigation, regulatory, and financial consulting businesses are driven primarily by regulatory changes and high-stakes legal proceedings. Our diversity also enhances our expertise and the range of issues that we can address on behalf of clients.

        Integrated Business.    We manage our business on an integrated basis through our global network of 21 offices and 21 areas of functional expertise. Each of our practice areas operates and is managed across geographic borders and has representative officers and other consultants in several of our offices. We view these cross-border practices as integral to our success and key to our management approach. Our practices share not only staff extensively but also consulting approaches, technical data and analysis, research, and marketing strategies across borders. When we acquire companies, our practice is to rapidly integrate systems, procedures, and people into our business model. In addition to sharing our intellectual property assets globally, we encourage geographic collaboration among our practices by including a consultant's overall contribution to our practices as a factor in determining a consultant's annual bonus.

        Diversified Client Base.    We have completed thousands of engagements for clients in a broad range of industries around the world. In fiscal 2009, fiscal 2008, and fiscal 2007, our top 10 clients accounted for approximately 14%, 18%, and 19% of our revenues, respectively, with no single client accounting for more than 5% of our revenues. Our clients include major firms across a multitude of industries that include: aerospace and defense; banking and capital markets; chemicals; energy and utilities; financial services; healthcare; insurance; manufacturing; media; mining, metals, and materials; oil and gas; pharmaceuticals; real estate; retail; sports; telecommunications; and transportation.

        Established Corporate Culture.    Our success results in part from our established corporate culture. We believe we attract consultants because of our more than 40-year history, our strong reputation, the credentials, experience, and reputations of our employee consultants, the opportunity to work on an array of matters with a broad group of renowned non-employee experts, and our collegial atmosphere where teamwork and collaboration are emphasized and valued by many clients. We believe our corporate culture also contributes to our ability to successfully integrate our acquisitions.

        Access to Leading Academic and Industry Experts.    To enhance the expertise we provide to our clients and the depth and breadth of our insights, we maintain close working relationships with a select group of non-employee experts. Depending on client needs, we use non-employee experts for their specialized expertise, assistance in conceptual problem-solving, and expert witness testimony. We work regularly with renowned professors at such institutions as Cornell University, Georgetown University, Harvard University, the Massachusetts Institute of Technology, Stanford University, Texas A&M University, the University of California at Berkeley, the University of California at Los Angeles, the University of Chicago, the University of Toronto, the University of Virginia, and other leading universities. These experts also generate business for us and provide us access to other leading academic and industry experts. By establishing affiliations with these prestigious experts, we further enhance our reputation as a leading source of sophisticated economic and financial analysis. We have exclusive relationships with 43 non-employee experts and non-exclusive relationships with numerous other experts.

Services

        We offer services in two broad areas: litigation, regulatory, and financial consulting and management consulting. Engagements in our two service areas often involve similar areas of expertise and address related issues, and it is common for our consultants to work on engagements in both service areas. Together, these two service areas comprised approximately 97% of our consolidated revenues in fiscal 2009, and approximately 3% came from our NeuCo subsidiary.

Litigation, Regulatory, and Financial Consulting

        In our litigation, regulatory, and financial consulting practices, we typically work closely with law firms on behalf of one or more companies involved in litigation or regulatory proceedings in such areas as antitrust, damages, labor and employment, and product liability. Many of the lawsuits and regulatory proceedings in which we are involved are critical assignments with high-stakes outcomes, such as obtaining regulatory approval of a pending merger or analyzing possible damages awards in a securities fraud case. The ability to formulate and effectively communicate powerful economic and financial arguments to courts and regulatory agencies is often critical to a successful outcome in litigation and regulatory proceedings. Our consultants combine uncommon analytical rigor with practical experience and in-depth understanding of industries and markets. Our analytical strength enables us to reach objective, factual conclusions that help our clients make important business and policy decisions and resolve critical disputes. Our consultants work with law firms, corporate counsel, and regulatory agencies to assist in developing the theory of the case and in preparing the testimony of expert witnesses from among our employees and from among our non-employee experts and others in academia. In addition, our consultants provide general litigation support, including reviewing legal briefs and assisting in the appeals process.

        The following is a summary of the areas of functional expertise that we offer in litigation, regulatory, and financial consulting engagements.

Areas of Functional Expertise	Description of Services
Financial Accounting & Valuation	Advise corporate clients on commercial and shareholder disputes; corporate finance damages advisory; corporate investigations; due diligence; financial accounting; valuation and litigation support and expert testimony, including both liability and damages.
Financial Economics	Consulting and expert testimony regarding regulatory and litigation matters pertaining to financial markets. Areas of expertise include regulatory analyses and litigation support for financial institutions in areas of fair lending compliance, credit risk, credit scoring, consumer and mortgage lending, housing markets, international mortgage markets, and securitization. Analyses also include valuations and estimates of damages associated with breaches of contract, national laws, and international treaties and the effects of market rules, processes, and contracts on prices and competition.
Financial Markets	Provide sophisticated consulting services to corporate clients, attorneys, and government agencies, and apply the tools, principles, and findings of financial economics and accounting to complex litigation and business problems. Service offerings include the areas of securities litigation; securities markets and financial institutions; valuation and damages; and other types of financial litigation.

Areas of Functional Expertise	Description of Services
Forensic Services	Provide written and oral expert evidence, professional investigations, and technical litigation support services to major law firms, regulators, wealthy individuals, and corporations. Advise in the areas of complex accounting issues, significant quantum of loss calculations, economic and financial crime, fraud, corruption, bribery, and other issues that threaten the integrity or reputation of organizations.
Global Antitrust & Competition Economics	Provide expert economic testimony and analysis on behalf of law firms and their clients involved in antitrust litigation. Areas of expertise include economic analysis of the competitive effects of alleged collusion and cartels, monopolization, abuse of dominance, monopsony, and vertical restrictions.
Insurance Economics	Advise insurers, regulators, and legislators in areas of management, insurance products, and litigation and regulation.
Intellectual Property	Provide valuation, litigation, transaction, and strategic advisory services related to all types of intellectual property assets including patents, trade secrets, copyrights, and trademarks. Services include expert testimony regarding economic damages in intellectual property litigation, valuations of intellectual property assets for strategic and regulatory purposes, and transactional advisory services for licensing and other intellectual property- rich transactions.
International Arbitration	Provide economic expertise in international arbitration cases brought under bilateral investment treaties and arbitration clauses in contracts between firms. Assist clients and counsel in assessing causation and quantifying damages using sophisticated modeling and analytical techniques and presenting findings to arbitration authorities.
Labor & Employment	Provide expert witness and litigation support services across all economic facets of employment litigation including equal employment opportunity claims under Title VII, the Age Discrimination in Employment Act (ADEA), the Equal Pay Act (EPA), and the Americans with Disabilities Act (ADA). Services include conducting proactive analyses of employment and contracting practices, monitoring consent decrees and settlement agreements, designing information systems to track relevant employment data, and analyzing liability and assessing damages under the Fair Labor Standards Act (FLSA), California overtime laws, and state-specific wage and hour laws.
Litigation & Arbitration Support	Provide expert witness testimony for and advise law firms, corporate counsel, and regulatory agencies on litigation and regulatory proceedings in areas of antitrust, damages, labor and employment, and product liability. Additionally, advise insured parties, underwriters, and their counsel with comprehensive services, including merit assessment, quantum analysis, presentation of findings, and assistance in settlement negotiations on commercial, institutional, and capital-intensive projects.

Areas of Functional Expertise	Description of Services
Mergers & Acquisitions	Provide economic analysis to assist clients in obtaining domestic and foreign regulatory approvals in proceedings before government agencies such as the U.S. Federal Trade Commission, the U.S. Department of Justice, the Merger Task Force at the European Commission, and the Canadian Competition Bureau. Analyses include simulating the effects of mergers on prices, estimating demand elasticities, designing and administering customer and consumer surveys, and studying possible acquisition-related synergies.
Regulation	Provide and support expert witness testimony in regulatory proceedings, assist clients in understanding and mitigating regulatory risks and exposures, prepare policy studies that help develop the basis for sound regulatory policy, assist counsel with drafting regulatory filings, and advise on regulations pertaining to environmental protection, employment, and health and safety.
Transfer Pricing	Provide expert analysis and testimony to support law firms and other clients in all phases of the tax cycle, including planning, documentation, and tax valuation. Also provide audit defense and support in advanced pricing agreements, alternative dispute resolution or litigation in proceedings involving the Internal Revenue Service, the Tax Division of the U.S. Department of Justice, state and municipal tax authorities, and foreign tax entities.

Management Consulting

        Our management consulting practices offer a unique mix of industry and functional expertise to help companies address and solve their most difficult and complex business problems. We advise clients in a broad range of industries on how to succeed in uncertain, rapidly-changing environments by generating growth, creating value, and enhancing shareholder wealth.

        Additionally, we challenge clients to develop fresh approaches by sharing industry insights, focusing on facts, and questioning tradition. We support clients in implementation by setting priorities, focusing resources, and aligning operations; and we get results by helping clients make distinctive, substantial improvements in their organizations' performance.

        The following is a summary of the areas of functional expertise that we offer in management consulting.

Areas of Functional Expertise	Description of Services
Auctions & Competitive Bidding	Provide auction and market design, implementation, and monitoring services, as well as bidding support services, for businesses, industry organizations, and governments in various industries around the world including commodities, energy and utilities, telecommunications, transportation, healthcare, and aerospace & defense.

Areas of Functional Expertise	Description of Services
Corporate & Business Strategy	Advise on business strategy, corporate revitalizations, and organizational effectiveness by bringing new ways of thinking to companies and new ways of working to develop better strategies over time and identify the highest-value opportunities for clients, address their most critical challenges, and transform their business. Advise CEOs and executive management teams on corporate and business unit strategy, market analysis, portfolio management, pricing strategy, and product positioning. Areas of expertise include strategy, execution, organic growth, growth through acquisition, productivity, risk management, leadership and organization, and managing for value.
Enterprise Risk Management	Provide expert witness testimony for and advise large financial institutions and corporations in areas of governance and strategy; process; analytics; and technology related to risk management.
Environmental Strategy	Provide expert witness testimony for and advise companies on corporate strategy to address risks and uncertainties surrounding greenhouse gas policy and other environmental policy developments; business models that adapt to future environmental policy; investment decision-making processes that account for environmental policy uncertainty; environmental strategic compliance options with regulations/legislation; emissions trading planning surrounding cap-and-trade policies; regulatory/litigation support in conflict situations involving costs/damages resulting from claims related to the environment; and identification of business opportunities that could relate to environmental trends.
Intellectual Property & Technology Management	Advise top management, investors, and boards on technology strategy and planning, R&D management, commercialization, technology market evaluation, intellectual property management, and portfolio and resource management.
Organization & Performance Improvement	Advise corporate clients in areas of revenue growth drivers; operating margin drivers; asset efficiency drivers; key enablers; and performance management and metrics.
Public Policy & Regulatory Economics	Provide public policy, expert witness testimony, and other support in regulatory proceedings by assisting clients in understanding and mitigating regulatory risks and exposures, preparing policy studies that help develop the basis for sound regulatory policy, assisting counsel with drafting regulatory filings, and advising on regulations pertaining to environmental protection, employment, and health and safety.
Transaction Advisory Services	Advise business leaders, including buyers and sellers, in the areas of due diligence; mergers and acquisitions; private equity; and valuation.

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

Industry Expertise

        We believe our ability to combine expertise in advanced economic and financial methods with in-depth knowledge of particular industries is one of our key competitive strengths. By maintaining expertise in certain industries, we provide clients practical advice tailored to their specific markets. This industry expertise, which we developed over decades of providing sophisticated consulting services to a diverse group of clients in many industries, differentiates us from many of our competitors. We believe that we have developed a strong reputation and substantial name recognition within specific industries, which has led to repeat business and new engagements from clients in those markets. While we provide services to clients in a wide variety of industries, we have particular expertise in the following industries:

  •
  Aerospace & Defense

  •
  Banking & Capital Markets

  •
  Chemicals

  •
  Energy and Utilities

  •
  Financial Service

  •
  Healthcare

  •
  Insurance

  •
  Manufacturing

  •
  Media

  •
  Mining, Metals, and Materials

  •
  Oil & Gas

  •
  Pharmaceuticals

  •
  Real Estate

  •
  Retail

  •
  Sports

  •
  Telecommunications

  •
  Transportation

Clients

        We have completed thousands of engagements for clients around the world, including domestic and foreign corporations; federal, state, and local domestic government agencies; governments of foreign countries; public and private utilities; accounting firms; and national and international trade associations. Very frequently, we work with major law firms who approach us on behalf of their clients. While we have particular expertise in a number of industries, we provide services to a diverse group of clients in a broad range of industries. No single client accounted for more than 5% of our revenues in fiscal 2009, fiscal 2008, or fiscal 2007. Our policy is to keep the identities of our clients confidential unless our work for the client is already publicly disclosed. See Note 14 of our Notes to Consolidated Financial Statements for a breakdown of our revenue by country.

Software Subsidiary

        NeuCo, Inc. develops and markets a family of neural network software tools and complementary application consulting services that are currently focused on electric utilities. Although NeuCo had its origins in one of our consulting engagements, it is primarily a software company that operates independently from our consulting business. NeuCo's products and services are designed to help utilities optimize the use of their power plants by improving heat rate, reducing emissions, overcoming operating constraints, and increasing output capability.

        In fiscal 2007, and the majority of fiscal 2008, our interest in NeuCo was 36.4%. As such, we accounted for our investment in NeuCo under the equity method of accounting. During the fourth quarter of fiscal 2008, NeuCo acquired 100% of Rio Tinto Energy America Services Company's investment in NeuCo. As a result of this transaction, our ownership interest in NeuCo increased to 49.15% and combined with our officers holding three Board of Director seats, and other considerations, our ownership constitutes control under GAAP. NeuCo's financial results since this transaction have been consolidated with ours and the portion of the results of operations of NeuCo allocable to its other owners is shown as "minority interest". NeuCo's revenues included in our consolidated statement of income for fiscal 2009 and fiscal 2008 totaled approximately $8.9 million and $0.8 million, respectively. NeuCo's net loss included in our consolidated statement of income for fiscal 2009 and fiscal 2008 totaled approximately $1.5 million and $71,000, respectively. NeuCo's net loss, net of amounts allocable to its other owners, included in our consolidated statements of income for fiscal 2009 and fiscal 2008 totaled $0.8 million and $0.4 million, respectively.

Human Capital

        On November 28, 2009, we had 777 employees, including 586 employee consultants, comprising 143 vice presidents, 306 other senior employee consultants (either principals, associate principals, senior associates, or consulting associates) and 137 junior consultants (either associates, analysts, or staff), as well as 191 administrative staff members. Vice presidents and principals generally work closely with clients, supervise junior consultants, provide expert testimony on occasion, and seek to generate business for CRA. Principals, associate principals, senior associates, and consulting associates typically serve as project managers and handle complex research assignments. Consulting associates, associates, and analysts gather and analyze data sets and complete statistical programming and library research.

        We derive most of our revenues directly from the services provided by our employee consultants. Our employee consultants were responsible for securing engagements that accounted for approximately 83%, 82%, and 86% of our total revenues in fiscal 2009, fiscal 2008, and fiscal 2007, respectively. Our top five employee consultants generated approximately 11% of our total revenues in fiscal 2009 and fiscal 2008, respectively, and 11% of our total revenues in fiscal 2007. Our employee consultants have backgrounds in many disciplines, including economics, business, corporate finance, accounting, materials sciences, and engineering. Approximately 76% of our senior employee consultants, consisting of vice presidents, principals, associate principals, senior associates, and consulting associates, have either a doctorate or another advanced degree in addition to substantial management, technical, or industry expertise. Of our total senior employee consulting staff of 449 as of November 28, 2009, approximately 125 have doctorates, and approximately 218 have other advanced degrees. We believe our financial results and reputation are directly related to the number and quality of our employee consultants.

        We are highly selective in our hiring of consultants, recruiting primarily from a select group of leading universities and degree programs, industry, and government. We believe consultants choose to work for us because of our strong reputation; the credentials, experience, and reputations of our consultants; the opportunity to work on a diverse range of matters and with renowned non-employee experts; and our collegial atmosphere where teamwork and collaboration are emphasized and valued by many clients. We use a decentralized, team hiring approach. Our training and career development program for our employee consultants focuses on three areas: supervision, seminars, and scheduled courses. This program is designed to complement on-the-job experience and an employee's pursuit of his or her own career development. New employee consultants participate in a structured program in which they are partnered with an assigned mentor. Through our ongoing seminar program, outside speakers make presentations and conduct discussions with our employee consultants on various topics. In addition, employee consultants are expected to present papers, discuss significant projects and cases, or outline new analytical techniques or marketing opportunities periodically at in-house seminars. We also provide scheduled courses designed to improve an employee's professional skills, such as presentation and sales and marketing techniques, and business development. We also encourage our employee consultants to pursue their academic interests by writing articles for economic and other journals.

        Many of our vice presidents have signed non-solicitation agreements, which generally prohibit the employee from soliciting our clients or soliciting and/or hiring our employees for one year or longer following termination of the person's employment with us. In addition, many of the stock options we have issued since 2004 contain a provision that they may only be exercised upon the execution of a non-competition agreement. We seek to align each vice president's interest with our overall interests, and most of our vice presidents have an equity interest in us.

        We maintain a discretionary bonus program through which we grant performance-based bonuses to our officers and other employees. In addition, during fiscal 2009, we implemented a long-term incentive program for certain key employees. Under this program, participants are eligible for stock options, restricted stock units, and performance based restricted stock units. The program is designed to reward key employees and provide participants the opportunity to share in the long-term growth of our business. The Compensation Committee of our Board of Directors, in its discretion, determines the bonuses to be granted to our officers, and our chief executive officer, in his discretion and in consultation with the Compensation Committee of our Board of Directors, approves the bonuses to be granted to our other employees, based on recommendations of the various committees supervising the employees' work. In fiscal 2007, our shareholders approved a performance-based plan for executive officers that allows us to deduct certain compensation paid to executive officers that would not otherwise be deductible under Section 162(m) of the Internal Revenue Code.

        In addition, we work closely with a select group of non-employee experts from leading universities and industry. These experts supplement the work of our employee consultants and generate business for us. In fiscal 2009, fiscal 2008, and fiscal 2007, five of our exclusive non-employee experts were responsible for securing engagements that accounted for approximately 9%, 11%, and 11% of our revenues in those years. We believe these experts choose to work with us because of the interesting and challenging nature of our work, the opportunity to work with our quality-oriented consultants, and the financially rewarding nature of the work. Forty-three non-employee experts, generally comprising the more active of those with whom we work, have entered into restrictive covenant contracts, which, in some cases, include non-competition agreements, of varying lengths with us as of November 28, 2009.

Marketing and Business Development

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

        We supplement the personal marketing efforts of our employee consultants with firm-wide initiatives. We rely primarily on our reputation and client referrals for new business and undertake traditional marketing activities. We regularly organize seminars for existing and potential clients featuring panel members that include our consultants, non-employee experts, and leading government officials. We have an extensive set of brochures organized around our service areas, which describe our experience and capabilities. We also provide information about our services on our corporate website. We distribute publications to existing and potential clients highlighting emerging trends and noteworthy engagements. Because existing clients are an important source of repeat business and referrals, we communicate regularly with our existing clients to keep them informed of developments that affect their markets and industries.

        We derive the majority of new business from new engagements from existing clients. We have worked with leading law firms across the globe and believe we have developed a reputation among law firms as a preferred source of sophisticated economic advice for litigation and regulatory work. For our management consulting services, we also rely on referrals from existing clients, but supplement referrals with a significant amount of direct marketing to new clients through conferences, seminars, publications, presentations, and direct solicitations.

        It is important to us that we conduct business ethically and in accordance with industry standards and our own rigorous professional standards. We carefully consider the pursuit of each specific market, client, and engagement.

Competition

        The market for economic and management consulting services is intensely competitive, highly fragmented, and subject to rapid change. In general, there are few barriers to entry into our markets, and we expect to face additional competition from new entrants into the economic and management consulting industries. In the litigation, regulatory, and financial consulting markets, we compete primarily with other economic consulting firms and individual academics. We believe the principal competitive factors in this market are reputation, analytical ability, industry expertise, size, and service. In the management consulting market, we compete primarily with other business and management consulting firms, specialized or industry-specific consulting firms, the consulting practices of large accounting firms, and the internal professional resources of existing and potential clients. We believe the principal competitive factors in this market are reputation, industry expertise, analytical ability, service, and price.

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

Continuing deterioration of global economic conditions, global market and credit conditions, and regulatory and legislative changes affecting our clients, practice areas, competitors, or staff could have an impact on our business

        Overall global economic conditions and global market and credit conditions in the industries we service have negatively impacted the market for our services and could continue to do so. A number of factors outside of our control include the availability of credit, the costs and terms of borrowing, merger and acquisition activity, and general economic factors and business conditions. For example, the current global economic recession has resulted in, and may continue to result in, reduced merger and acquisition activity levels.

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

We depend upon key employees to generate revenue

        Our business consists primarily of the delivery of professional services, and accordingly, our success depends heavily on the efforts, abilities, business generation capabilities, and project execution capabilities of our employee consultants. In particular, our employee consultants' personal relationships with our clients are a critical element in obtaining and maintaining client engagements. If we lose the services of any employee consultant or group of employee consultants, or if our employee consultants fail to generate business or otherwise fail to perform effectively, that loss or failure could adversely affect our revenues and results of operations. Our employee consultants generated engagements that accounted for approximately 83%, 82%, and 86% of our revenues in fiscal 2009, fiscal 2008, and fiscal 2007, respectively. Our top five employee consultants generated approximately 11% of our revenues in fiscal 2009 and fiscal 2008, respectively, and 10% of our revenues in fiscal 2007.

        We do not have non-competition agreements with the majority of our employee consultants, and they can terminate their relationships with us at will and without notice. The non-competition and non-solicitation agreements that we have with some of our employee consultants offer us only limited protection and may not be enforceable in every jurisdiction. In the event that employees leave, such clients may decide that they prefer to continue working with the employee rather than with us. In the event an employee departs and acts in a way that we believe violates their non-competition or non-solicitation agreement, we will consider any legal remedies we may have against such person on a case-by-case basis. We may decide that preserving cooperation and a professional relationship with the former employee or client, or other concerns, outweigh the benefits of any possible legal recovery.

Competition from other economic, litigation support, and management consulting firms could hurt our business

        The market for economic, litigation support, and management consulting services is intensely competitive, highly fragmented, and subject to rapid change. We may be unable to compete successfully with our existing competitors or with any new competitors. In general, there are few barriers to entry into our markets, and we expect to face additional competition from new entrants into the economic and management consulting industries. In the litigation, regulatory, and financial consulting markets, we compete primarily with other economic and financial consulting firms and individual academics. In the management consulting market, we compete primarily with other business and management consulting firms, specialized or industry-specific consulting firms, the consulting practices of large accounting firms, and the internal professional resources of existing and potential clients. Many of our competitors have national or international reputations as well as significantly greater personnel, financial, managerial, technical, and marketing resources than we do, which could enhance their ability to respond more quickly to technological changes, finance acquisitions, and fund internal growth. Some of our competitors also have a significantly broader geographic presence and resources than we do.

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

  •
  the impact of differences in the governmental, legal and regulatory environment in foreign jurisdictions, as well as U.S. laws and regulations related to our foreign operations;

  •
  less stable political and economic environments; and

  •
  civil disturbances or other catastrophic events that reduce business activity.

        We conduct a portion of our business in the Middle East. At times, the ongoing turmoil in the region could interrupt our business operations in that region and slow the flow of new opportunities and proposals, which can ultimately affect our revenues and results of operations.

        If our international revenues increase relative to our total revenues, these factors could have a more pronounced effect on our operating results.

Maintaining our professional reputation is crucial to our future success

        Our ability to secure new engagements and hire qualified consultants as employees depends heavily on our overall reputation as well as the individual reputations of our employee consultants and principal non-employee experts. Because we obtain a majority of our new engagements from existing clients, any client that is dissatisfied with our performance on a single matter could seriously impair our ability to secure new engagements. Given the frequently high-profile nature of the matters on which we work, including work before and on behalf of government agencies, any factor that diminishes our reputation or the reputations of any of our employee consultants or non-employee experts could make it substantially more difficult for us to compete successfully for both new engagements and qualified consultants.

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

        In addition, we utilize loans with some of our employees and non-employee experts, other than our executive officers, as a way to attract and retain them. A portion of these loans are collateralized. Defaults under these loans could have a material adverse affect on our consolidated statements of income, financial condition and liquidity.

Our failure to execute our business strategy or manage future growth successfully could adversely affect our revenues and results of operations

        Any failure on our part to execute our business strategy or manage future growth successfully could adversely affect our revenues and results of operations. In the future, we could open offices in new geographic areas, including foreign locations, and expand our employee base as a result of internal growth and acquisitions. Opening and managing new offices often requires extensive management supervision and increases our overall selling, general, and administrative expenses. Expansion creates new and increased management, consulting, and training responsibilities for our employee consultants. Expansion also increases the demands on our internal systems, procedures, and controls, and on our managerial, administrative, financial, marketing, and other resources. We depend heavily upon the managerial, operational, and administrative skills of our executive officers to manage our expansion and business strategy. New responsibilities and demands may adversely affect the overall quality of our work.

We depend on our non-employee experts

        We depend on our relationships with our exclusive non-employee experts. In fiscal 2009, fiscal 2008, and fiscal 2007, five of our exclusive non-employee experts generated engagements that accounted for approximately 9%, 11%, and 11% of our revenues in those years, respectively. We believe that these experts are highly regarded in their fields and that each offers a combination of knowledge, experience, and expertise that would be very difficult to replace. We also believe that we have been able to secure some engagements and attract consultants in part because we could offer the services of these experts. Most of these experts can limit their relationships with us at any time for any reason. These reasons could include affiliations with universities with policies that prohibit accepting specified engagements, the pursuit of other interests, and retirement.

        As of November 28, 2009, we had restrictive covenant contracts, which in some cases include non-competition agreements, with 43 of our non-employee experts. The limitation or termination of any of their relationships with us, or competition from any of them after these agreements expire, could harm our reputation, reduce our business opportunities and adversely affect our revenues and results of operations. The non-competition agreements that we have with some of our non-employee experts offer us only limited protection and may not be enforceable in every jurisdiction. In the event that non-employee experts leave, such clients may decide that they prefer to continue working with the non-employee expert rather than with us. In the event a non-employee expert departs and acts in a way that we believe violates their non-competition agreement, we will consider any legal remedies we may have against such person on a case-by-case basis. We may decide that preserving cooperation and a professional relationship with the former non-employee expert or client, or other concerns, outweigh the benefits of any possible legal recovery.

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

We depend on our antitrust and mergers and acquisitions consulting business

        We derive a significant amount of our revenues from engagements related to antitrust and mergers and acquisitions activities. Any substantial reduction in the number or size of our engagements in these areas could adversely affect our revenues and results of operations. Adverse changes in general economic conditions, particularly conditions influencing the merger and acquisition activity of larger companies, could adversely affect engagements in which we assist clients in proceedings before the U.S. Department of Justice, the U.S. Federal Trade Commission, and various foreign antitrust authorities. For example, the current global economic recession has resulted in, and may continue to result in, reduced merger and acquisition activity levels. These reductions in activity level would adversely affect our revenues and results of operations.

We derive our revenues from a limited number of large engagements

        We derive a portion of our revenues from a limited number of large engagements. If we do not obtain a significant number of new large engagements each year, our business, financial condition, and results of operations could suffer. Our ten largest engagements accounted for approximately 11%, 12%, and 11% of our revenues in fiscal 2009, fiscal 2008, and fiscal 2007, respectively. Our ten largest clients accounted for approximately 14%, 18%, and 19% of our revenues in fiscal 2009, fiscal 2008, and fiscal 2007, respectively. No single client accounted for more than 5% of our revenues in fiscal 2009, fiscal 2008, or fiscal 2007. In general, the volume of work we perform for any particular client varies from year to year, and due to the specific engagement nature of our practice, a major client in one year may not hire us in the following year.

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

Fluctuations in the types of service contracts we enter into may adversely impact revenue and results of operations

        We derive a portion of our revenues from fixed-price contracts. In fiscal 2009, fiscal 2008, and fiscal 2007, we derived 12.4%, 8.3%, and 6.6% of our revenues from fixed-price engagements, respectively. These contracts are more common in our management consulting practice, and would likely grow in number with any expansion of that practice. Fluctuations in our mix between time-and-material or fixed-price contracts or arrangements with fees tied to performance-based criteria, may result in fluctuations of revenue and results of operations. In addition, if we fail to estimate accurately the resources required for a fixed-price project or fail to satisfy our contractual obligations in a manner consistent with the project budget, we might generate a smaller profit or incur a loss on the project. On occasion, we have had to commit unanticipated additional resources to complete projects, and we may have to take similar action in the future, which could adversely affect our revenues and results of operations.

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

Our clients may be unable or unwilling to pay us for our services

        Our clients include some companies that may from time to time encounter financial difficulties, particularly during a downward trend in the economy or may dispute the services we provide. If a client's financial difficulties become severe or a dispute arises, the client may be unwilling or unable to pay our invoices in the ordinary course of business, which could adversely affect collections of both our accounts receivable and unbilled services. On occasion, some of our clients have entered bankruptcy, which has prevented us from collecting amounts owed to us. The bankruptcy of a client with a substantial account receivable could have a material adverse effect on our financial condition and results of operations. A small number of clients who have paid sizable invoices later declared bankruptcy, and a court determination that we were not properly entitled to that payment may require repayment of some or all of the amount we received, which could adversely affect our financial condition and results of operations.

We may need to take material write-offs for the impairment of goodwill and other intangible assets if our market capitalization declines

        As further described in Note 1 of our Notes to Consolidated Financial Statements, goodwill and intangible assets with indefinite lives are monitored annually for impairment, or more frequently, if there are indicators of impairment. In performing the first step of the goodwill impairment testing and measurement process, we compare our entity-wide estimated fair value to net book value to identify potential impairment. We estimate the entity-wide fair value utilizing our market capitalization, plus an appropriate control premium. We have utilized a control premium which considers appropriate industry, market and other pertinent factors, including indications of such premiums from data on recent acquisition transactions. If we determine through the impairment evaluation process that goodwill has been impaired, we would record the impairment charge in our consolidated statement of operations.

        There were no impairment losses related to goodwill or intangible assets during fiscal 2009. Our entity-wide fair value currently exceeds net book value, and therefore, there has not been an indication of impairment. However, at various points during fiscal 2009, our stock price declined from previous levels. We will continue to closely monitor our market capitalization and in the event that our average stock price subsequently declines and our market capitalization plus control premium declines below net book value and remains below book value for a period we consider to be other-than-temporary, we will perform an evaluation of the carrying value of goodwill and other intangibles.

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

  •
  fluctuations in the results and continuity of the operations and management of our software subsidiary, NeuCo;

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

We could incur substantial costs protecting our proprietary rights from infringement or defending against a claim of infringement

        As a professional services organization, we rely on non-competition and non-solicitation agreements with many of our employees and non-employee experts to protect our proprietary rights. These agreements, however, may offer us only limited protection and may not be enforceable in every jurisdiction. In addition, we may incur substantial costs trying to enforce these agreements.

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

The market price of our common stock may be volatile

        The market price of our common stock has fluctuated widely and may continue to do so. For example, from November 30, 2008, to November 28, 2009, the trading price of our common stock ranged from a high of $31.47 per share to a low of $16.77 per share. Many factors could cause the market price of our common stock to rise and fall. Some of these factors are:

  •
  variations in our quarterly results of operations;

  •
  the hiring or departure of key personnel or non-employee experts;

  •
  changes in our professional reputation;

  •
  the introduction of new services by us or our competitors;

  •
  acquisitions or strategic alliances involving us or our competitors;

  •
  changes in accounting principles or methods, such as Accounting Standards Codification 470-20, "Debt with Conversion and Other Options," (formerly FASB Staff Position Accounting Principles Board Opinion 14-1);

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

We may not be successful in obtaining approval from shareholders to increase the number of common shares issuable under our equity incentive plans

        As of November 28, 2009, we have approximately 177,000 common shares available for new grants under our 2006 Equity Incentive Plan. We plan to seek shareholder approval of an amendment to the plan to increase the number of common shares available for issuance to meet future needs. We may not be successful in obtaining approval from our shareholders to increase the number of common shares issuable for future awards. This could adversely affect our ability to recruit and retain our employees, non-employee experts, and the members of our Board of Directors.

Our debt obligations may adversely impact our financial performance

        In 2004, we issued a total of $90.0 million of 2.875% convertible senior subordinated debentures due 2034. We had previously operated with little or no debt, and our previous payments of interest had not been material. The interest we are required to pay on these debentures reduces our net income each year and will continue to do so until the debentures are no longer outstanding. The terms of the debentures also include provisions that could accelerate our obligation to repay all amounts outstanding under the debentures if certain events happen, such as our failure to pay interest in a timely manner, failure to pay principal upon redemption or repurchase, failure to deliver cash, shares of common stock, or other property upon conversion and other specified events of default. In addition, on June 15, 2011, June 15, 2014, June 15, 2019, June 15, 2024 and June 15, 2029, or following specified fundamental changes, holders of the debentures may require us to repurchase their debentures for cash. On December 14, 2004, we irrevocably elected to settle with cash 100% of the principal amount of the debentures upon conversion thereof, and holders of the debentures may convert them if our stock price exceeds $50 per share for at least 20 out of the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. The market price conversion trigger was not met during the fourth quarter of fiscal 2009 or first quarter of fiscal 2010. Therefore, holders of the debentures are not able to exercise their right to convert the bonds during the first and second quarters of fiscal 2010. This test is repeated each fiscal quarter. To date, no holders have exercised their right to convert the bonds. However, during fiscal 2009 and fiscal 2008, we repurchased convertible debentures in the principal amount of $17.3 million and $10.2 million, respectively, on the open market.

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

Our reported earnings per share may be more volatile because of the accounting standards, rules, and regulations as they relate to our convertible senior subordinated debentures

        Holders of our 2.875% convertible senior subordinated debentures due 2034 may convert the debentures only under certain circumstances, including certain stock price-related conversion contingencies. As further described in Note 11 of our Notes to Consolidated Financial Statements, we determine the effect of the debentures on earnings per share under the treasury stock method of accounting. The treasury stock method of accounting allows us to report dilution only when our average stock price per share for the reporting period exceeds the $40 conversion price and only to the extent of the additional shares we may be required to issue in the event our conversion obligation exceeds the principal amount of the debentures converted. Accordingly, volatility in our stock price could cause volatility in our reported diluted earnings per share.

        The FASB recently issued Accounting Standards Codification Topic 470-20, "Debt with Conversion and Other Options," ("ASC Topic 470-20") (formerly FASB Staff Position Accounting Principles Board Opinion 14-1), which applies to any convertible debt instrument that may be settled in whole or in part with cash upon conversion, including our 2.875% debentures. Under ASC Topic 470-20, we will be required to recognize non-cash interest expense on our convertible senior subordinated debentures based on the market rate for similar debt instruments without the conversion feature. ASC Topic 470-20 is effective for fiscal years beginning on or after December 15, 2008, which is our fiscal 2010, and must be applied on a retrospective basis. Upon retroactive adoption of ASC 470-20 in fiscal 2010, we expect to record a cumulative adjustment for prior years that is estimated as an approximately $6.5 million non-cash decrease in retained earnings through fiscal 2009. Also, on the date of issuance, the carrying amount of the convertible debentures is expected to be retroactively adjusted to reflect a discount of approximately $12.6 million and a reduction of deferred financing costs by approximately $0.5 million, with offsetting increases in common stock of approximately $7.0 million and deferred tax liability of $5.1 million. Under 470-20, in fiscal 2010, we expect to record incremental non-cash interest expense of approximately $1.4 million.

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

Item 1B—Unresolved Staff Comments

        Not applicable.

Item 2—Properties

        In the aggregate, as of November 28, 2009, we lease approximately 444,740 square feet of office space in locations around the world. Of this total, we have subleased to other companies approximately 38,487 square feet of our office space. During fiscal 2009, we closed the office in Cambridge, MA, and reduced office space in Pasadena, California, Boston, Massachusetts, and Houston, Texas in order to more closely align consultant staffing levels to current workload demand. In addition, we opened an office in Riyadh, Saudi Arabia.

        All of our offices are electronically linked and have access to our core consulting tools. We believe our existing facilities are adequate to meet our current requirements and that suitable space will be available as needed.

Item 3—Legal Proceedings

        None.

Item 4—Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our shareholders during the fourth quarter of fiscal 2009.

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

Fiscal Year Ended November 29, 2008	High	Low
November 25, 2007 to February 15, 2008	$50.20	$40.00
February 16, 2008 to May 9, 2008	$42.72	$22.11
May 10, 2008 to August 29, 2008	$43.01	$32.54
August 30, 2008 to November 29, 2008	$44.95	$22.84

Fiscal Year Ended November 28, 2009	High	Low
November 30, 2008 to February 20, 2009	$29.52	$20.43
February 21, 2009 to May 15, 2009	$24.16	$16.77
May 16, 2009 to September 4, 2009	$31.47	$22.28
September 5, 2009 to November 28, 2009	$28.55	$20.67

        Shareholders.    We had approximately 170 holders of record of our common stock as of January 28, 2010. This number does not include shareholders for whom shares were held in a "nominee" or "street" name.

        Dividends.    We have not paid any cash dividends in the past and we do not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of our bank line of credit place restrictions on our ability to pay cash dividends on our common stock.

        Repurchases of Equity Securities.    The following table provides information about our repurchases of shares of our common stock during the twelve weeks ended November 28, 2009. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not have any purchases by any affiliate or other person (if any) that are reportable in the following table. For purposes of this table, we have divided the quarter into three periods.

 Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(3)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(3)
September 5, 2009, to October 2, 2009	—		—		—	215,718
October 3, 2009, to October 30, 2009	637 shares	(1)	$25.55 per share	(1)
	$9,553,000 principal amount of convertible debentures	(2)	$0.96 per $1.00 principal amount	(2)	—	215,718
October 31, 2009, to November 28, 2009	1,132 shares	(1)	$25.69 per share	(1)
	$697,000 principal amount of convertible debentures	(2)	$0.99 per $1.00 principal amount	(2)	—	215,718

(1)
During the indicated periods, we accepted 1,595 shares of our common stock as a tax withholding from certain of our employees, in connection with the vesting of restricted shares that occurred during the indicated period, pursuant to the terms of our 2006 equity incentive plan, at an average share price of $25.82, and we repurchased 174 shares of our common stock from an employee, based on the contractual right of first refusal contained in the employee's restricted share agreements with us, at an average share price of $23.97 per share.

(2)
During the indicated periods, we repurchased convertible debentures in the principal amount of $10.3 million, on the open market, for $10.0 million. In addition, when the convertible debentures were repurchased, we paid accrued interest through the purchase date of approximately $0.1 million.

(3)
On June 14, 2007, we issued a press release announcing that our board of directors approved the repurchase from time to time of up to 1,500,000 shares of our common stock, of which 1,284,282 shares of common stock were purchased in prior quarters and 215,718 shares of our common stock remain available for purchase. During the fourth quarter of fiscal 2009, we did not purchase any shares authorized under this plan.

        Shareholder Return Performance Graph.    The graph below compares our cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index, and a customized peer group of five companies that includes Duff & Phelps Corp., LECG Corp., Navigant Consulting Inc., FTI Consulting Inc., and Huron Consulting Group Inc. The addition of Duff & Phelps Corp. represents a change from the peer group we used in our annual report on Form 10-K for fiscal 2008. We believe that adding Duff & Phelps Corp. makes the new peer group a broader and more relevant comparison to our business model and industry than the former peer group. The graph tracks the performance of a $100 investment in our common stock, in each of the peer groups, and the index (with the reinvestment of all dividends) from November 27, 2004 to November 28, 2009. We paid no cash dividends during the period shown. The performance of the market index and the peer group indices is shown on a total return (dividends reinvested) basis. The inclusion of Duff & Phelps, Corp. in the peer group begins with the date of its initial public offering on September 28, 2007.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among CRA International, Inc., The NASDAQ Composite Index,
An Old Peer Group And A New Peer Group

	11/27/04	11/26/05	11/25/06	11/24/07	11/29/08	11/28/09
CRA International, Inc.	100.00	106.00	120.91	108.87	67.14	56.16
NASDAQ Composite	100.00	105.35	117.80	128.17	73.25	103.36
Old Peer Group	100.00	111.76	117.95	170.07	151.20	108.91
New Peer Group	100.00	111.76	117.95	170.07	149.19	111.21

        The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6—Selected Financial Data

        The following selected consolidated financial data as of and for each of the fiscal years in the five-year period ended November 28, 2009, has been derived from our audited consolidated financial statements.

	Fiscal Year Ended
	November 28, 2009 (52 weeks)	November 29, 2008 (53 weeks)(4)	November 24, 2007 (52 weeks)(4)	November 25, 2006 (52 weeks)(4)	November 26, 2005 (52 weeks)
	(In thousands, except per share data)
Consolidated Statement of Income Data(1):
Revenues	$301,639	$376,751	$394,645	$349,894	$295,474
Costs of services	199,861	251,263	248,514	218,745	171,328

Gross profit	101,778	125,488	146,131	131,149	124,146
Selling, general and administrative expenses(2)	76,124	92,797	90,079	75,432	71,744
Depreciation and amortization(2)	8,521	12,699	9,782	9,113	8,214

Income from operations	17,133	19,992	46,270	46,604	44,188
Interest income	451	3,132	5,514	5,089	2,149
Interest expense	(2,918)	(3,478)	(3,338)	(3,424)	(3,369)
Gain on extinguishment of convertible debentures	580	1,023	—	—	—
Other income (expense)	44	1,444	(441)	(203)	221

Income before provision for income taxes, minority interest, equity method investment gain (loss), and cumulative effect of accounting change	15,290	22,113	48,005	48,066	43,189
Provision for income taxes	(8,090)	(13,761)	(18,667)	(20,624)	(18,530)

Income before minority interest, equity method investment gain (loss), and cumulative effect of accounting change	7,200	8,352	29,338	27,442	24,659
Minority interest	617	36	—	141	(59)
Equity method investment gain (loss), net of tax	—	(363)	1,794	(529)	—
Cumulative effect of accounting change, net of tax	—	—	—	(398)	—

Net income	$7,817	$8,025	$31,132	$26,656	$24,600

Net income per share(3):
Basic	$0.74	$0.76	$2.77	$2.33	$2.34

Diluted	$0.73	$0.74	$2.56	$2.17	$2.13

Weighted average number of shares outstanding(3):
Basic	10,608	10,610	11,220	11,418	10,526

Diluted	10,718	10,904	12,149	12,272	11,564

	November 28, 2009	November 29, 2008(4)	November 24, 2007(4)	November 25, 2006(4)	November 26, 2005
	(in thousands)
Consolidated Balance Sheet Data:
Working capital	$150,690	$143,097	$150,785	$158,676	$148,382
Total assets	422,130	444,665	451,662	446,454	387,545
Total long-term debt	64,935	82,498	90,000	87,000	90,242
Total shareholders' equity	252,897	234,402	248,823	247,987	204,620

(1)
During the past five fiscal years, we made the following acquisitions:

•
June 9, 2009, substantially all of the assets of Marakon Associates, Inc.

•
May 23, 2006, certain assets of The Ballentine Barbera Group.

•
June 16, 2005, the equity of Economics of Competition and Litigation Limited, formerly known as Lexecon Ltd.

•
April 27, 2005, the equity of Lee & Allen Consulting Limited.

  Each of these acquisitions was accounted for under the purchase accounting method, and the results of operations for each of these acquisitions have been included in the accompanying statements of operations from the respective dates of acquisition.

(2)
In fiscal 2008, fiscal 2007, fiscal 2006, and fiscal 2005, "depreciation and amortization" was included with "selling, general and administrative expenses". These expenses have been reclassified from "selling, general and administrative expenses" to conform to the current year's presentation within the consolidated statements of income.

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

(4)
These amounts are revised by an immaterial amount based upon our completion of an independent, voluntary review of our historical practices regarding our accounting for acquisition-related earn-out payments. Further information related to this voluntary review can be found in Note 2 of our Notes to Consolidated Financial Statements.

Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are a worldwide leading economic, financial, and management consulting firm that applies advanced analytic techniques and in-depth industry knowledge to complex engagements for a broad range of clients.

        We derive revenues principally from professional services rendered by our employee consultants. In most instances, we charge clients on a time-and-materials basis and recognize revenues in the period when we provide our services. We charge consultants' time at hourly rates, which vary from consultant to consultant depending on a consultant's position, experience, expertise, and other factors. We derive a portion of our revenues from fixed-price contracts. Revenues from fixed-price engagements are recognized using a proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. We derived 12.4%, 8.3%, and 6.6% of our revenues from fixed-price engagements in fiscal 2009, fiscal 2008, and fiscal 2007, respectively. We generate substantially all of our professional services fees from the work of our own employee consultants and a portion from the work of our non-employee experts. Factors that affect our professional services revenues include the number and scope of client engagements, the number of consultants we employ, the consultants' billing rates, and the number of hours our consultants work. Revenues also include reimbursements, which includes travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses.

        Our costs of services include the salaries, bonuses, share-based compensation expense, and benefits of our employee consultants. Our bonus program awards discretionary bonuses based on our revenues and profitability and individual performance. Costs of services also include out-of-pocket and other expenses, and the salaries of support staff whose time is billed directly to clients, such as librarians, editors, and programmers. Selling, general, and administrative expenses include salaries, bonuses, share-based compensation expense, and benefits of our administrative and support staff, fees to non-employee experts for generating new business, office rent, marketing, and other costs.

Economic Conditions

        Our business has been affected by the global economic slowdown, as clients for some of our larger litigation cases requested us to slow down the pace of work, and some of our management consulting clients delayed new projects. In the face of declining revenues in fiscal 2009 and fiscal 2008, we completed a series of initiatives to reduce operating expenses and improve our utilization rate. These initiatives included reducing our workforce, consolidating, reducing, moving, or closing some of our offices, divesting some of our underperforming practices, and eliminating other expenses based on an evaluation of our current administrative practices and infrastructure. The fiscal 2009 initiatives are more fully discussed in Note 18 to our Notes to Consolidated Financial Statements.

Utilization and Seasonality

        Because we derive the majority of our revenues from hourly billings by our employee consultants, our utilization of those employee consultants is one key indicator that we use to measure our operating performance. We calculate utilization by dividing the total hours worked by our employee consultants on engagements during the measurement period by the total number of hours that our employee consultants were available to work during that period. Utilization was 69% for fiscal 2009, 71% for fiscal 2008, and 75% for fiscal 2007.

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

        The terms "fiscal 2009" and "fiscal 2007" refer to the 52-week periods ended November 28, 2009 and November 24, 2007, respectively. The term "fiscal 2008" refers to the 53-week period ended November 29, 2008.

Acquisitions and International Operations

        On June 9, 2009, we acquired substantially all of the assets of Marakon Associates, a leading strategy consulting firm known for pioneering value-based management. Under the terms of the transaction, we acquired substantially all of the assets of Marakon Associates, including certain intangible assets, accounts receivable, and all client projects currently underway. As a result of this acquisition, we added 48 employee consultants, who are based in our London, Chicago, and New York offices. The acquisition was not material.

        Revenues from our international operations accounted for 25.6%, 22.0%, and 26.7% of our total revenues in fiscal 2009, fiscal 2008, and fiscal 2007, respectively. Revenue by country is detailed in Note 14 to our Notes to Consolidated Financial Statements.

NeuCo Interest

        In fiscal 2007, and the majority of fiscal 2008, our interest in NeuCo was 36.4%. As such, we accounted for our investment in NeuCo under the equity method of accounting. During the fourth quarter of fiscal 2008, NeuCo acquired 100% of Rio Tinto Energy America Services Company's investment in NeuCo. As a result of this transaction, our ownership interest in NeuCo increased to 49.15% and combined with our officers holding three Board of Director seats, and other considerations, our ownership constitutes control under GAAP. NeuCo's financial results since this transaction have been consolidated with ours and the portion of the results of operations of NeuCo allocable to its other owners is shown as "minority interest". NeuCo's revenues included in our consolidated statement of income for fiscal 2009 and fiscal 2008 totaled approximately $8.9 million and $0.8 million, respectively. NeuCo's net loss included in our consolidated statement of income for fiscal 2009 and fiscal 2008 totaled approximately $1.5 million and $71,000, respectively. NeuCo's net loss, net of amounts allocable to its other owners, included in our consolidated statement of income for fiscal 2009 and fiscal 2008 totaled $0.8 million and $0.4 million, respectively.

Critical Accounting Policies

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosure of contingent assets and liabilities. Estimates in these consolidated financial statements include, but are not limited to, accounts receivable allowances, revenue recognition on fixed price contracts, depreciation of property and equipment, share-based compensation, valuation of acquired intangible assets, impairment of long lived assets, goodwill, accrued and deferred income taxes, valuation allowances on deferred tax assets, accrued bonuses, accrued exit costs, and other accrued expenses. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if our assumptions based on past experience or our other assumptions do not turn out to be substantially accurate.

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

        Revenues also include reimbursements, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. These reimbursable expenses are as follows (in thousands):

	Year Ended
	November 28, 2009 (52 weeks)	November 29, 2008 (53 weeks)	November 24, 2007 (52 weeks)
Reimbursable expenses	$43,961	$48,739	$50,034

        Our normal payment terms are 30 days from invoice date. For fiscal 2009 and fiscal 2008, our average days sales outstanding (DSOs) were 97 days and 98 days, respectively. We calculate DSOs by dividing the sum of our accounts receivable and unbilled services balance, net of deferred revenue, at the end of the fiscal quarter by average daily revenues. Average daily revenues are calculated by dividing quarter revenues by the number of days in a quarter. Our project managers and finance personnel monitor payments from our clients and assess any collection issues. We maintain accounts receivable allowances for estimated losses resulting from the inability of our clients to make required payments. We base our estimates on our historical collection experience, current trends, and credit policy. In determining these estimates, we examine historical write-offs of our receivables and review client accounts to identify any specific customer collection issues. If the financial condition of our customers were to deteriorate or disputes were to arise regarding the services provided, resulting in an impairment of their ability or intent to make payment, additional allowances may be required. A failure to estimate accurately the accounts receivable allowances and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition, and results of operations. As of November 28, 2009 and November 29, 2008, $6.8 million and $10.7 million, was provided for accounts receivable allowances, respectively.

        Share-Based Compensation Expense.    Share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. We recognize share-based compensation expense using the straight-line attribution method. We use the Black-Scholes option-pricing model to estimate the fair value of share-based awards. Option valuation models require the input of assumptions, including the expected life of the share-based awards, the expected stock price volatility, the risk-free interest rate, and the expected dividend yield. The expected volatility and expected life are based on our historical experience. The risk-free interest rate is based on U.S. Treasury interest rates whose term is consistent with the expected life of the share-based award. Expected dividend yield was not considered in the option pricing formula since we do not pay dividends and have no current plans to do so in the future. We will update these assumptions if changes are warranted. The forfeiture rate is based upon historical experience. We adjust the estimated forfeiture rate based upon our actual experience. In addition, we have performance based awards that are valued at the fair value of shares as of the grant date and expense is recognized based on the number of shares expected to vest under the terms of the award under which they are granted. The fair value determination requires significant assumptions, including estimating future revenues and profits.

        The amount of share-based compensation expense recognized at any date must at least equal the portion of grant date value of the award that is vested at that date. In the fourth quarter of fiscal 2009, we discovered a computational error in the third-party software used to calculate the share-based compensation expense whereby the expense recognized for each vested portion of the award was less than the grant date fair value of the vested portion of the award. The error resulted in an understatement of share-based compensation expense in fiscal 2006, fiscal 2007, fiscal 2008, and the first quarter of fiscal 2009 and an overstatement of share-based compensation expense in the second and third quarters of fiscal 2009. In accordance with SEC Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," we evaluated the materiality of the error from qualitative and quantitative perspectives, and concluded that the error was immaterial to any prior year financial statements.

        Valuation of Goodwill and Other Intangible Assets.    We account for our acquisitions under the purchase method of accounting. Goodwill represents the purchase price of acquired businesses in excess of the fair market value of net assets acquired. Intangible assets consist principally of non-competition agreements, which are amortized on a straight-line basis over the related estimated lives of the agreements (eight to ten years), as well as customer relationships, customer lists, trade marks, backlog, and developed technology, which are amortized on a straight-line basis over their remaining useful lives (two to fifteen years).

        In accordance with ASC Topic 350, "Intangibles-Goodwill and Other", goodwill and intangible assets with indefinite lives are not subject to amortization, but are monitored annually for impairment, or more frequently, if there are indicators of impairment. Any impairment would be measured based upon the fair value of the related asset. Under ASC Topic 350, in performing the first step of the goodwill impairment testing and measurement process, we compare our entity-wide estimated fair value to net book value to identify potential impairment. We estimate the entity-wide fair value utilizing our market capitalization, plus an appropriate control premium. We have utilized a control premium which considers appropriate industry, market and other pertinent factors, including indications of such premiums from data on recent acquisition transactions. If we determine through the impairment evaluation process that goodwill has been impaired, we would record the impairment charge in our consolidated statement of income. At November 28, 2009, based upon our estimated entity-wide fair value, the fair value of our goodwill is substantially in excess of its carrying value.

        The net amount of goodwill was approximately $142.0 million as of November 28, 2009. The goodwill amount for acquisitions is initially recorded based upon a preliminary estimated purchase price allocation and is subject to change. Any preliminary purchase price allocation is based upon our estimate of fair value, and is finalized as we receive other information relevant to the acquisition, such as exit costs related to lease obligations.

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

        If we were to determine that an impairment review is required, we would review the expected future undiscounted cash flows to be generated by the assets. If we determine that the carrying value of intangible assets may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. The net amount of intangible assets was approximately $6.2 million as of November 28, 2009.

        There were no impairment losses related to goodwill or intangible assets in fiscal 2009 and fiscal 2007. In connection with the sale of certain assets in Australia, fiscal 2008 included approximately $1.4 million in charges related to the write-off of goodwill and intangible assets.

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

        Our financial statements contain certain deferred tax assets and liabilities that result from temporary differences between book and tax accounting, as well as net operating loss carryforwards. ASC Topic 740, "Income Taxes," requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The decision to record a valuation allowance requires varying degrees of judgment based upon the nature of the item giving rise to the deferred tax asset. As a result of operating losses incurred in certain of our foreign subsidiaries, and uncertainty as to the extent and timing of profitability in future periods, we recorded valuation allowances in these foreign subsidiaries based on the facts and circumstances affecting each subsidiary. Furthermore, during fiscal 2009, we recorded a deferred tax asset for foreign tax credit carryforwards resulting from the election to credit foreign taxes on our fiscal 2008 U.S. tax return. This carryforward was substantially offset by a valuation allowance, since the future utilization of these credits is uncertain. Had we not recorded these allowances of approximately $1.7 million and $2.1 million in fiscal 2009 and fiscal 2008, respectively, we would have reported a lower effective tax rate than that recognized in our statements of income in fiscal 2009 and fiscal 2008. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination was made. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is possible that changes in these estimates in the near term could materially affect our financial condition and results of operations.

        Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state, or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs, uncertain tax positions, and expenses by jurisdiction, and as a result of acquisitions. Our effective tax rate was 52.9% in fiscal 2009 and 62.2% in fiscal 2008. The fiscal 2009 effective tax rate was impacted by tax charges relating to the liquidation of the Company's Australian-based operations, charges by NeuCo, and continued losses in certain foreign locations for which no tax benefit was provided. These charges were partially offset by the utilization of net operating losses in the United Kingdom and the partial release of related valuation allowances. Our effective tax rate in fiscal 2008 was higher compared to statutory rates primarily due to continued losses in foreign locations that resulted in a lower tax benefit or provided no tax benefit, combined with a reduced level of taxable income in North America.

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

Recent Accounting Pronouncements

        In July 2009, the FASB Accounting Standards Codification (the "Codification") officially became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature. Going forward, only one level of authoritative GAAP will exist. All other accounting literature will be considered non-authoritative. The Codification reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included in the Codification is relevant SEC guidance organized using the same topical structure in separate sections within the Codification. The Codification was effective for interim and annual periods ending after September 15, 2009. We adopted the Codification during the fourth quarter of fiscal 2009. The impact on our financial statements is limited to disclosures. All references to authoritative accounting literature will now be referenced in accordance with the Codification.

        In May 2009, the FASB issued guidance included in ASC Topic 855, "Subsequent Events" (formerly Statements of Financial Accounting Standards ("SFAS") No. 165). The new provisions of ASC Topic 855 establishes general accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. The provisions of the new standard also outline the circumstances under which an entity would need to record transactions occurring after the balance sheet date in the financial statements. These new disclosures will identify the date through which the entity has evaluated subsequent events. We adopted the new provisions of ASC Topic 855 and it did not have a material impact on our consolidated statement of operations and financial condition. We have evaluated subsequent events for recognition or disclosure through the date we filed this Form 10-K with the SEC.

        In May 2008, the FASB issued guidance included in ASC Topic 470-20, "Debt" (formerly FASB Staff Position No. Accounting Principles Board Opinion 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)", which changes the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. The new provisions of ASC Topic 470 will require us to recognize non-cash interest expense on our convertible senior subordinated debentures based on the market rate for similar debt instruments without the conversion feature. The new provisions of ASC Topic 470 are effective for fiscal years beginning on or after December 15, 2008, which is our fiscal 2010, and must be applied on a retrospective basis. Upon retroactive adoption of ASC 470-20 in fiscal 2010, we expect to record a cumulative adjustment for prior years that is estimated as an approximately $6.5 million non-cash decrease in retained earnings through fiscal 2009. Also, on the date of issuance, the carrying amount of the convertible debentures is expected to be retroactively adjusted to reflect a discount of approximately $12.6 million and a reduction of deferred financing costs by $0.5 million, with offsetting increases in common stock of approximately $7.0 million and deferred tax liability of $5.1 million. Under 470-20, in fiscal 2010, we expect to record incremental non-cash interest expense of approximately $1.4 million.

        In December 2007, the FASB issued guidance included in ASC Topic 805, "Business Combinations" (formerly FASB Staff Position SFAS No. 141R-1), which amends and clarifies SFAS No. 141R, "Business Combinations"). The new provisions of ASC Topic 805 require the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values if fair value can be reasonably estimated, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC Topic 450, "Contingencies". ASC Topic 805 also requires additional disclosure of information surrounding a business combination, such that users of the entity's financial statements can fully understand the nature and financial impact of the business combination. The new provisions of ASC Topic 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is our fiscal 2010. An entity may not apply the new provisions of ASC Topic 805 before that date. We will adopt the new provisions of ASC Topic 805 in fiscal 2010. For business combinations completed on or subsequent to the adoption date, the application of the new provisions of this topic could have a significant impact on our consolidated statement of operations and financial condition, the magnitude of which will depend on the specific terms and conditions of the transactions.

        In December 2007, the FASB issued guidance included in ASC Topic 810, "Consolidation" (formerly SFAS No. 160). ASC Topic 810 establishes accounting and reporting standards for noncontrolling interests (previously referred to as "minority interests") in a subsidiary and for the deconsolidation of a subsidiary, to ensure consistency with the requirements of ASC Topic 805. ASC Topic 810 states that noncontrolling interests should be classified as a separate component of equity, and establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The new provisions of ASC Topic 810 are effective for financial statements issued for fiscal years beginning after December 15, 2008, which is our fiscal 2010. Early adoption is prohibited and the new provisions will be applied prospectively except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented. We do not expect the new provisions of ASC Topic 810 to have a material impact on our consolidated statement of operations and financial condition.

Revised Financial Statements

        During the third quarter of fiscal 2009, we discovered errors related to our accounting for acquisition-related earnout payments that were made in connection with the acquisition of a business in fiscal 2006. An error occurred as a result of a $5 million earnout payment made by us to the seller of the business we acquired, which then was subsequently re-distributed by the seller to certain continuing employees of the acquired business. This payment was initially accounted for as additional purchase price and included in goodwill. In the third quarter of fiscal 2009, we determined that the $5 million had not been distributed by the seller in accordance with its initial ownership percentage interests and that this amount should be re-characterized as compensation expense and should be charged to income over the period the earnout payment was earned pursuant to the terms of the acquisition agreement. The $5 million earnout payment was earned over the two-year period beginning in May 2006 or the eight consecutive quarters beginning in the third quarter of fiscal 2006. The $5 million was paid to the seller in July 2007, as agreed to in the purchase agreement with the seller, however, the retention of the $5 million by the seller was based on the financial performance of the acquired business over the two-year period beginning in May 2006. Accordingly, the $5 million should have been charged to compensation expense over that two-year period on a level basis. Furthermore, in May 2009, a payment of $10.3 million was placed in escrow as a progress payment related to a possible future earnout amount that the seller of the acquired business referenced above could earn. The $10.3 million progress payment was calculated and paid into an escrow account pursuant to the terms of the purchase agreement. This amount was not earned by the seller, as the performance targets that need to be achieved are not expected to be met, and we expect the entire $10.3 million placed in escrow to be returned to us.

        We assessed the materiality of these errors in accordance with SEC Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," and determined that the errors were immaterial to the previously reported amounts contained in our periodic reports and we will correct the errors through subsequent periodic filings. The immaterial corrections have no effect on fiscal 2009 results of operations, cash, or cash flows from operations. For fiscal 2008 and fiscal 2007, we have adjusted our costs of services and provision for income taxes to reflect the adjusted amounts. See Note 2 to our Consolidated Financial Statements for further discussions related to the revision of the immaterial prior period errors.

Results of Operations

        The following table provides operating information as a percentage of revenues for the periods indicated:

	Fiscal Year Ended
	November 28, 2009 (52 weeks)	November 29, 2008 (53 weeks)	November 24, 2007 (52 weeks)
Revenues	100.0%	100.0%	100.0%
Costs of services	66.3	66.7	63.0

Gross profit	33.7	33.3	37.0
Selling, general and administrative expenses	25.2	24.6	22.8
Depreciation and amortization	2.8	3.4	2.5

Income from operations	5.7	5.3	11.7
Interest income	0.2	0.8	1.4
Interest expense	(1.0)	(0.9)	(0.9)
Gain on extinguishment of convertible debentures	0.2	0.3	—
Other income (expense)	—	0.4	(0.1)

Income before provision for income taxes, minority interest and equity method investment gain (loss)	5.1	5.9	12.1
Provision for income taxes	2.7	3.7	4.7

Income before minority interest and equity method investment gain (loss)	2.4	2.2	7.4
Minority interest	0.2	—	—
Equity method investment gain (loss), net of tax	—	(0.1)	0.5

Net income	2.6%	2.1%	7.9%

Fiscal 2009 Compared to Fiscal 2008

        Revenues.    Revenues decreased $75.1 million, or 19.9%, to $301.6 million for fiscal 2009 from $376.8 million for fiscal 2008. Our revenue decline was primarily the result of a decrease in market demand and the global economic crisis. In addition, our revenue decline was due in part to the divestiture of our Australian-based operations and the divestiture of our capital projects, legal business consulting, forensic computing and investigations, and other small practices during fiscal 2008. The divested operations generated approximately $16.5 million of revenue during fiscal 2008. In addition, the reported amount of our foreign currency denominated revenue declined in the fiscal 2009 because of the strengthening of the U.S. dollar relative to the British pound and other foreign currencies. Another factor contributing to our revenue decline was the decrease in client reimbursable expenses. Client reimbursable expenses are pass-through expenses that carry little to no margin. Also, there was an additional week of revenue in fiscal 2008 as compared to fiscal 2009. These decreases in revenue were partially offset by an increase in revenue of $8.1 million due to the consolidation of NeuCo, Inc., a subsidiary in which we have a 49.15% interest and ownership control under GAAP, and increased billing rates for our employee consultants, which were in effect at the beginning of the first quarter of fiscal 2009. In addition, revenue generated by our acquisition of Marakon Associates partially offset our overall revenue decline.

        The total number of employee consultants decreased to 586 as of the end of fiscal 2009 from 610 as of the end of fiscal 2008, which is primarily due to workforce reductions completed during fiscal 2009, offset by an increase in employee consultants due to the Marakon Associates acquisition. The total number of employee consultants of 610 as of the end of fiscal 2008 had declined from 692 as of the end of third quarter of fiscal 2008 primarily due to workforce reductions completed in the fourth quarter of fiscal 2008. Utilization decreased slightly to 69% for fiscal 2009 from 71% for fiscal 2008.

        In fiscal 2009, nearly all of our practices experienced revenue declines compared to fiscal 2008. Specifically, revenues for our competition practice decreased by approximately 25% compared to fiscal 2008 due to a decrease in market demand for our services, the divestiture of our Australian-based operations and the closure of our Dallas office in fiscal 2008, and the strengthening of the U.S. dollar relative to the British pound and other foreign currencies in fiscal 2009. Our competition practice continues to be our largest practice in terms of revenue. In our finance practice, revenues decreased nearly 35% in fiscal 2009 compared to fiscal 2008. The decrease is primarily due to the conclusion or reduction in scale of some major projects that have not been replaced by projects of comparable scale because many of our clients in the financial services industry are carefully managing their cash and are postponing discretionary expenditures. Our intellectual property practice revenues decreased approximately 25% in fiscal 2009 compared to fiscal 2008 due to a decrease in market demand. Revenues from our global industrial consulting practice declined approximately 25% in fiscal 2009 compared to fiscal 2008 due primarily to a decrease in market demand for our services in this practice due to the impact of the economic crisis on the chemicals industry, as well as the economic impact on oil companies facing low oil prices and high uncertainty, particularly in the U.S. The decrease in our global industrial consulting practice revenue is also partially attributed to the strengthening of the U.S. dollar relative to the British pound and other foreign currencies in fiscal 2009. These declines were partially offset by an increase in activity related to large global industrial consulting projects in the Middle East region. Revenue generated by our acquisition of Marakon Associates partially offset our overall revenue decline.

        Overall, revenues outside of the U.S. represented approximately 26% of total revenues for fiscal 2009, compared with 22% of total revenues for fiscal 2008. Revenues derived from fixed-price engagements increased to 12.4% of total revenues for fiscal 2009 compared with 8.3% for fiscal 2008. The increase in international revenues as a percentage of revenues, and the increase in revenues from fixed-price engagements, is due primarily to an increase in activity related to large global industrial consulting projects in the Middle East region, an area where we have been focusing our business development efforts for several quarters, and the acquisition of Marakon Associates.

        Costs of Services.    Costs of services decreased $51.4 million, or 20.5%, to $199.9 million for fiscal 2009 from $251.3 million for fiscal 2008. Included in costs of services are $4.0 million and $0.2 million in costs of services in fiscal 2009 and fiscal 2008, respectively, due to the consolidation of NeuCo, including $0.2 million and $26,000 in fiscal 2009 and fiscal 2008, respectively, of client reimbursable expenses for NeuCo. The decrease in costs of services is mainly due to a decrease in compensation expense for our employee consultants of $50.3 million, or 24.8%. The decrease in compensation expense is due to a decrease in the average number of employee consultants, $5.5 million in additional retention incentive bonus for key officers that was accrued for during fiscal 2008 without a corresponding accrual in fiscal 2009, and a decrease in the reported amount of costs of services due to the strengthening of the U.S. dollar relative to the British pound and other foreign currencies. In addition, client reimbursable expenses decreased $4.8 million, or 9.8%, to $44.0 million for fiscal 2009 from $48.7 million for fiscal 2008. Included in costs of services are $2.0 million and $5.2 million in restructuring charges recognized during fiscal 2009 and fiscal 2008, respectively. The restructuring charges for fiscal 2009 are principally associated with employee workforce reductions. The restructuring charges for fiscal 2008 are associated with employee workforce reductions and the divestiture or shutting down of the majority of our Australian and New Zealand-based operations. As a percentage of revenues, costs of services decreased to 66.3% for fiscal 2009 from 66.7% for fiscal 2008. The decrease in costs of services as a percentage of revenue is due to a decrease in compensation expense of 3.3%, attributable to a decrease in restructuring charges and additional retention incentive bonus accrual in fiscal 2008 without a corresponding accrual in fiscal 2009, offset by increases in client reimbursable expenses of 1.6% and NeuCo's costs of services of 1.2%. The increase in reimbursable expenses as a percentage of revenues is due to a decrease in revenue as well as an increase in the use of outside consultants in fiscal 2009 compared to fiscal 2008.

        Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses decreased by $16.7 million, or 18.0%, to $76.1 million for fiscal 2009 from $92.8 million for fiscal 2008. Included in selling, general, and administrative expenses are $5.4 million and $1.0 million for fiscal 2009 and fiscal 2008, respectively, related to the consolidation of NeuCo. The decrease in selling, general, and administrative expenses, is largely due to a decrease in compensation expense due to a reduction in support staff, reductions in travel and recruiting expenses due to a company-wide effort to reduce expenses, a decrease in commissions to non-employee experts, a decrease in rent expense that reflect the savings from office closures, consolidations, reductions, and moves, and a decrease in the reported amount of selling, general, and administrative expenses due to the strengthening of the U.S. dollar relative to the British pound and other foreign currencies. Included in selling, general, and administrative expenses are $3.1 million and $5.4 million in restructuring charges recognized during fiscal 2009 and fiscal 2008, respectively. The restructuring charges for fiscal 2009 are principally associated with employee workforce reductions and office space reductions and moves. The restructuring charges for fiscal 2008 are associated with employee workforce reductions, office space reductions, and the divestiture or shutting down of the majority of our Australian and New Zealand-based operations and capital projects practice. As a percentage of revenues, selling, general, and administrative expenses increased to 25.2% for fiscal 2009 from 24.6% for fiscal 2008. The increase was due primarily to a 1.5% increase due to the consolidation of NeuCo and rent expense which decreased at a slower rate than revenues, partially offset by the decreases described above.

        Depreciation and Amortization.    Depreciation and amortization decreased by $4.2 million, or 32.9%, to $8.5 million for fiscal 2009 from $12.7 million for fiscal 2008. Included in depreciation and amortization in fiscal 2009 are $0.8 million in restructuring charges recognized associated with office space reductions and moves and $0.6 million of depreciation and amortization related to NeuCo. This compares with $3.7 million associated with restructuring charges in fiscal 2008 associated with office closures and the divestiture or shutting down of the majority of our Australian and New Zealand-based operations and $0.3 million of depreciation and amortization related to NeuCo. The decrease was mainly due to a decrease in depreciation and amortization expense related to a decrease in leasehold improvements and computer equipment as a result of office closures and reduced headcount.

        Interest Income.    Interest income decreased by $2.7 million to $0.5 million for fiscal 2009 from $3.1 million for fiscal 2008. This decrease was mainly due to lower interest rates. Our weighted average interest rate yield for the fiscal year ended November 28, 2009 on our average cash and cash equivalent and short-term investment balances was approximately 0.4% compared with approximately 2.8% for the fiscal year ended November 29, 2008.

        Interest Expense.    Interest expense decreased by $0.6 million to $2.9 million for fiscal 2009 from $3.5 million for fiscal 2008. Interest expense primarily represents interest incurred on our outstanding 2.875% convertible debt, and the amortization of debt issuance costs. The decrease was mainly due to convertible debentures repurchased in fiscal 2009 and fiscal 2008.

        Gain on Extinguishment of Convertible Debentures.    During fiscal 2009, the Company repurchased convertible debentures in the principle amount of $17.3 million, on the open market, for approximately $16.7 million, resulting in a $0.6 million gain on a pre-tax basis. During fiscal 2008, the Company repurchased convertible debentures in the principal amount of approximately $10.2 million, on the open market, for approximately $9.2 million, resulting in a $1.0 million gain on a pre-tax basis.

        Other Income (Expense).    Other income decreased by $1.4 million to $44,000 for fiscal 2009 from $1.4 million for fiscal 2008. Other income (expense) consists primarily of foreign currency exchange transaction gains and losses. The gain in fiscal 2009 was offset by the cumulative foreign currency exchange loss of $0.4 million recognized due to the liquidation of our Australian based-operations. The gain in fiscal 2008 was largely attributable to recording the cumulative foreign currency exchange gain of $0.5 million as income due to the liquidation of our New Zealand based-operations and the strengthening of the U.S. dollar compared to the British pound. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies and the Euro and the British pound.

        Provision for Income Taxes.    The provision for income taxes decreased $5.7 million, to $8.1 million for fiscal 2009 from $13.8 million for fiscal 2008. Our effective income tax rate was 52.9% for fiscal 2009 and 62.2% for fiscal 2008. The lower effective tax rate in fiscal 2009 is primarily due to improved performance in Europe and the Middle East region which enabled us to record a benefit from the utilization of foreign net operating loss carryforwards. The higher effective tax rate compared to statutory rates in fiscal 2008 is primarily due to continued losses in foreign locations that resulted in a lower tax benefit or provided no tax benefit, and a reduced level of taxable income in North America.

        Minority Interest.    Starting in the fourth quarter of fiscal 2008, our ownership interest in NeuCo increased to 49.15% and combined with our officers holding three Board of Director seats, and other considerations, our ownership constitutes control under GAAP. As a result, NeuCo's financial results since this transaction have been consolidated with ours and allocations of the minority share of NeuCo's net income result in deductions to our net income, while allocations of the minority share of NeuCo's net loss result in additions to our net income, as more fully described in Note 1 to our Notes to Consolidated Financial Statements. Minority interest in the results of operations of NeuCo allocable to its other owners was a net loss of $0.6 million for fiscal 2009 and $36,000 for fiscal 2008.

        Net Income.    Net income decreased by $0.2 million, or 2.6%, to $7.8 million for fiscal 2009 from $8.0 million for fiscal 2008. Diluted net income per share decreased 1.4% to $0.73 per share for fiscal 2009 from $0.74 per share for fiscal 2008. Net income decreased at a greater rate than diluted net income per share because diluted weighted average shares outstanding decreased 186,000 shares, or 1.7%, to approximately 10,718,000 for fiscal 2009 from approximately 10,904,000 for fiscal 2008. The decrease in diluted weighted average shares outstanding for fiscal 2009 is primarily due to a decrease in common stock equivalents from employee stock option and restricted share awards and shares underlying our convertible debt due to the decline in our stock price.

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

        Costs of Services.    Costs of services increased $2.7 million, or 1.1%, to $251.3 million for fiscal 2008, including $0.2 million related to NeuCo, from $248.5 million for fiscal 2007. The increase in cost of services was due mainly to an increase in compensation expense for our employee consultants of $3.9 million or 1.9%. The increase includes $5.5 million in incentive bonus that was accrued as additional retention incentive for key officers, salary increases since the prior year, and approximately $5.2 million in employee separation and other compensation costs related to the workforce reduction completed during fiscal 2008, offset partially by a decrease in compensation due to a decrease in the average number of employee consultants and a decrease in the reported amount of cost of services due to the strengthening of the U.S. dollar relative to the British pound and other foreign currencies. Client reimbursable expenses included in costs of services decreased $1.3 million, or 2.6%, to $48.7 million for fiscal 2008 from $50.0 million for fiscal 2007. As a percentage of revenues, cost of services increased to 66.7% for fiscal 2008 from 63.0% for fiscal 2007. Of the 3.7% increase as a percentage of revenues, 3.4% was due primarily to restructuring charges and increased compensation expense and related fringe costs for our employee consultants, which increased at greater rates than revenues due to the incentive bonus and employee separation costs noted above, and 0.3% was due to an increase in client reimbursable expenses.

        Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses increased by $2.7 million, or 3.0%, to $92.8 million for fiscal 2008, including $1.0 million related to NeuCo, from $90.1 million for fiscal 2007. The increase in selling, general, and administrative expenses is largely due to $5.4 million in employee separation costs, office space reduction costs, and the divestiture of our Australia and New Zealand-based operations and capital projects practice included in selling, general and administrative expenses in fiscal 2008. These increases are partially offset by a decrease in recruiting and travel expenses and a decrease in the reported amount of selling, general, and administrative expenses due to the strengthening of the U.S. dollar relative to the British pound and other foreign currencies. As a percentage of revenues, selling, general, and administrative expenses increased to 24.6% for fiscal 2008 from 22.8% for fiscal 2007. The increase was due primarily to employee separation costs, office space reduction costs, and the divestiture of our Australia and New Zealand-based operations and capital projects practice and the consolidation of NeuCo.

        Depreciation and Amortization.    Depreciation and amortization increased by $2.9 million, or 29.8%, to $12.7 million for fiscal 2008 from $9.8 million for fiscal 2007. Included in depreciation and amortization are $3.7 million in restructuring charges recognized in fiscal 2008 associated with office closures and the divestiture or shutting down of the majority of our Australian and New Zealand-based operations and $0.3 million of depreciation and amortization related to NeuCo. This increase is partially offset by a decrease in depreciation and amortization expense primarily due to related to a decrease in leasehold improvements and computer equipment as a result of due to office closures and reduced headcount.

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

        Provision for Income Taxes.    The provision for income taxes decreased $4.9 million, to $13.8 million for fiscal 2008 from $18.7 million for fiscal 2007. Our effective income tax rate was 62.2% for fiscal 2008 and 38.9% for fiscal 2007. The higher effective tax rate compared to statutory rates in fiscal 2008 is primarily due to continued losses in foreign locations that resulted in a lower tax benefit or provided no tax benefit, and a reduced level of taxable income in North America. The lower effective tax rate compared to statutory rates in fiscal 2007 was primarily due to the signing of an advance pricing agreement we entered into with the Internal Revenue Service during fiscal 2007, in connection with intercompany transfer pricing arrangements beginning in fiscal 2004. As a result of the agreement, we reduced our income tax contingency reserves, resulting in an income tax benefit of $1.8 million.

        Minority Interest.    Starting in the fourth quarter of fiscal 2008, our ownership interest in NeuCo increased to 49.15% and combined with our officers holding three Board of Director seats, and other considerations, our ownership constitutes control under GAAP. As a result, NeuCo's financial results since this transaction have been consolidated with ours and allocations of the minority share of NeuCo's net income result in deductions to our net income, while allocations of the minority share of NeuCo's net loss result in additions to our net income, as more fully described in Note 1 to our Notes to Consolidated Financial Statements. Minority interest in the results of operations of NeuCo allocable to its other owners was net loss of $36,000 for fiscal 2008.

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

        Net Income.    Net income decreased by $23.1 million, or 74.2%, to $8.0 million for fiscal 2008 from $31.1 million for fiscal 2007. The decrease in net income is due primarily to the charges related to employee separation, office space reductions, and the divestiture of our Australia and New Zealand based-operations and capital projects practice, as well as a decrease in revenue and utilization. Diluted net income per share decreased 71.1% to $0.74 per share for fiscal 2008 from $2.56 per share for fiscal 2007. Net income decreased at a greater rate than diluted net income per share because diluted weighted average shares outstanding decreased 1,245,000 shares, or 10.3%, to approximately 10,904,000 for fiscal 2008 from approximately 12,149,000 for fiscal 2007. The decrease in diluted weighted average shares outstanding for fiscal 2008 is primarily a result of repurchases of common stock during fiscal 2008 under our share repurchase programs and a decrease in common stock equivalents from employee stock option and restricted share awards and shares underlying our convertible debt due to the decline in our stock price, partially offset by stock issued due to stock option exercises.

Liquidity and Capital Resources

        General.    In fiscal 2009, we had a net decrease in cash and cash equivalents of $36.5 million. We completed the year with cash and cash equivalents of $82.8 million, short term investments of $23.7 million, and working capital (defined as current assets less current liabilities) of $150.7 million. As of November 28, 2009, approximately $30.2 million was accrued for fiscal 2009 performance bonuses. We anticipate that the majority of these bonuses will be paid during the second quarter of fiscal 2010.

        We believe that current cash and short-term investment balances, cash generated from operations, and amounts available under our bank line of credit will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

        Sources and Uses of Cash in Fiscal 2009.    During fiscal 2009, net cash provided by operations was $21.7 million. The primary sources of cash from operations include net income of $7.8 million, an increase in deferred rent of $2.1 million, share-based compensation expense of $6.8 million, a decrease in deferred income taxes of $7.0 million, depreciation and amortization expense of $7.8 million, and decreases in unbilled services of $7.7 million and accounts receivable of $10.3 million due to a decrease in revenue. The sources of cash in operations were offset by increases in prepaid expenses and other assets of $4.7 million and a decrease in accounts payable, accrued expenses, and other liabilities of $23.3 million. The decrease in accounts payable, accrued expenses, and other liabilities is due to the payment of fiscal 2008 bonuses totaling approximately $44.7 million, offset by current year compensation-related accruals yet to be paid.

        We used $41.2 million of net cash for investing activities during fiscal 2009, which included uses of cash of $2.2 million for capital expenditures, $15.7 million of net acquisition consideration payments and an escrowed deposit, and $23.3 million to purchase short-term investments to achieve higher returns on our invested balances.

        We used $17.7 million of cash for financing activities during fiscal 2009. Cash used in financing activities was primarily used to repurchase convertible debentures in the principal amount of approximately $17.3 million for a repurchase price of approximately $16.5 million.

        Private Placement of Convertible Debt.    In 2004, we completed a private placement of $90.0 million of 2.875% convertible senior subordinated debentures due 2034. The debentures are our direct, unsecured senior subordinated obligations and rank junior in right of payment to our existing bank line of credit and any future secured indebtedness that we may designate as senior indebtedness. Interest of approximately $0.9 million is payable semi-annually on June 15 and December 15 on the $62.5 million principal amount of convertible debentures outstanding as of November 28, 2009.

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

        The market price conversion trigger was not met during the fourth quarter of fiscal 2009 or the first quarter of fiscal 2010. Therefore, holders of the debentures are not able to exercise their right to convert the bonds during the first or second quarters of fiscal 2010. This test is repeated each fiscal quarter. To date, no conversions have occurred. However, during fiscal 2009 and fiscal 2008, we repurchased $17.3 million and $10.2 million in principal amount of our convertible bonds, on the open market, at a discount. We believe that in the event the contingent conversion trigger price is met, it is unlikely that a significant percentage of bondholders will exercise their right to convert because the debentures have traded at a premium over their conversion value. Since the holders of the debentures are not able to exercise their right to convert the bonds as of November 28, 2009, we have classified the $62.5 million convertible debt as long-term debt as of November 28, 2009, in the accompanying consolidated balance sheet. Our revolving line of credit to borrow up to $60.0 million expires on April 30, 2012 and it is our intention to renew or replace the line of credit, as desirable and available, which would allow us to continue to classify our convertible debentures as long-term debt, rather than short-term in future periods. In addition, the line of credit gives us additional flexibility to meet any unforeseen financial requirements.

        As early as June 15, 2011 or upon certain specified fundamental changes, we may be required to repurchase all or any portion of the debentures, at the option of each holder, which, in the event of a fundamental change involving a change of control of our firm, may include the payment of a make-whole premium.

        Borrowings under the Revolving Line of Credit.    We are party to a senior loan agreement with our bank for a $60.0 million revolving line of credit with a maturity date of April 30, 2012. Subject to the terms of the agreement, we may use borrowings under this revolving line of credit for acquisition financing, working capital, general corporate purposes, letters of credit, and foreign exchanges contracts. The available revolving line of credit is reduced, as necessary, to account for certain outstanding letters of credit. The $60.0 million credit facility allows us to mitigate the potential liquidity risk, and to provide funding if required, in the event of conversion by the debenture holders. Funds available under the facility currently allows us to continue to classify our convertible debentures as long-term debt, rather than short-term, even if the convertible debentures have a right to convert in the short-term because the contingent conversion trigger price discussed above is met, so long as the line of credit, is at that time, classified as long-term debt. The revolving line of credit also gives us additional flexibility to meet any unforeseen financial requirements. The amounts available under our bank line of credit are constrained by various financial covenants and reduced by certain outstanding letters of credit. As of November 28, 2009, there were no amounts outstanding under this revolving line of credit and $5.0 million in letters of credit were outstanding.

        Borrowings under our credit facility bear interest, at LIBOR plus an applicable margin. Applicable margins range from 2.0% to 3.5%, depending on the ratio of our consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the preceding four fiscal quarters, subject to various adjustments stated in the senior loan agreement. These margins are adjusted both quarterly and each time we borrow under the credit facility. Interest is payable monthly. A commitment fee of 0.25% is payable on the unused portion of the credit facility. Borrowings under the credit facility are secured by 100% of the stock of certain of our U.S. subsidiaries and 65% of the stock of our foreign subsidiaries, which represents approximately $73.3 million in net assets as of November 28, 2009.

        Debt Restrictions.    Under our senior loan agreement, we must comply with various financial and non-financial covenants. The financial covenants require us to maintain a minimum consolidated working capital of $25.0 million and require us to comply with a consolidated total debt to EBITDA ratio of not more than 3.5 to 1.0 and a consolidated senior debt to EBITDA ratio of not more than 2.0 to 1.0. Compliance with these financial covenants is tested on a fiscal quarterly basis. The definition of "current liabilities" included in the working capital covenant of the senior loan agreement excludes any convertible subordinated debt for which we have not been notified of the intention to convert. The non-financial covenants of the senior loan agreement place restrictions on our ability to incur additional indebtedness, engage in acquisitions or dispositions, and enter into business combinations. We also may not pay dividends or repurchase our common stock if there is a stated event of default or the issuance of dividends or repurchase of our common stock would create an event of default. Any indebtedness outstanding under the senior credit facility may become immediately due and payable upon the occurrence of stated events of default, including our failure to pay principal, interest or fees or a violation of any financial covenant. As of November 28, 2009, we were in compliance with our covenants under the senior loan agreement.

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

        During fiscal 2009 and fiscal 2008, we also repurchased approximately $17.3 million and $10.2 million principal amount of our convertible debentures, respectively, on the open market, at a purchase price of approximately $16.7 million and $9.2 million, respectively. We may from time to time seek to retire or repurchase additional portions of our 2.875% convertible debentures through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

        Contingencies.    In connection with an acquisition we completed in fiscal 2009, we agreed to pay incentive performance awards to certain employees of the acquired business, if specific performance targets are met in fiscal 2010 through fiscal 2012. In addition, in connection with an acquisition completed during fiscal 2006, we agreed to pay additional consideration, contingent upon the achievement of specific performance targets. We believe that we will have sufficient funds to satisfy any obligations related to the incentive performance awards and contingent consideration. We expect to fund these payments, if any, from existing cash resources, cash generated from operations, or financing transactions.

        Impact of Inflation.    To date, inflation has not had a material impact on our financial results. There can be no assurance, however, that inflation will not adversely affect our financial results in the future.

Contractual Obligations

        The following table presents information about our known contractual obligations as of November 28, 2009. It does not reflect contractual obligations that may have arisen or may arise after that date. Except for historical facts, the information in this section is forward-looking information.

	Payments due by period
Contractual Obligations	Total	Fiscal 2010	Fiscal 2011-2012	Fiscal 2013-2014	After Fiscal 2014
	(in thousands)
Debt obligations:
Notes payable to sellers(1)	$3,085	$1,435	$950	$700	$—
Convertible debentures payable(2)	62,530	—	62,530	—	—
Deferred compensation	2,413	889	1,524	—	—

Total debt obligations	68,028	2,324	65,004	700	—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	96,904	20,114	32,738	30,610	13,442
Purchase obligations(3)	—	—	—	—	—
Other long-term liabilities(4)(5)	1,196	150	1,046	—	—

Total	$166,128	$22,588	$98,788	$31,310	$13,442

(1)
"Notes payable to sellers" includes $0.9 million in contingent consideration for an acquisition we completed in fiscal 2005 and $2.2 million due to a former shareholder of NeuCo. The value of the $2.2 million note includes $0.3 million for future interest accretion and the value of this note on the balance sheet has been discounted.

(2)
As set forth in the indenture governing the convertible debentures, the debenture holder must wait until June 2011 to redeem the debentures and, in the absence of our stock price reaching $50 per share for a specified period of time prior to June 2011, to convert the debenture to our shares, with the principal amount of the debenture to be settled with cash. In addition, interest of approximately $0.9 million, is payable semi-annually on June 15 and December 15. We will also be required to pay contingent interest on the applicable interest payment date to the holders of the debentures for the period commencing June 20, 2011, and ending December 14, 2011, if the average trading price of the debentures for each of the last five trading days immediately preceding June 20, 2011, equals 125% or more of the principal amount of the debentures. Thereafter, we will pay contingent interest on the interest payment date for a six-month interest period if the average trading price of the debentures during the five trading day period immediately preceding the first day of the applicable six-month interest period equals or exceeds 125% of the principal amount of the debentures. The contingent interest payable per debenture will equal 0.25% of the average trading price of such debenture during the applicable five trading day reference period.

(3)
In connection with an acquisition we completed in fiscal 2006, we agreed to pay additional consideration, contingent upon the achievement of specific performance targets. At this time, payments of additional amounts are not expected, although it is not possible to know this for certain until the full contingency period has expired.

(4)
NeuCo received a cash advance from a customer in exchange for a note. There are no specified repayment dates in the note agreement, except that the principal balance of the note becomes due upon demand at the termination of the blanket contract between NeuCo and the customer. NeuCo will repay the note by allowing the customer to deduct 50% of the total amount of all future invoices that are payable to NeuCo, in lieu of sending cash. As of November 28, 2009, based on estimated future invoices for this customer, NeuCo estimated that $0.2 million of the note will be paid in fiscal 2010 and has been classified as current in our consolidated balance sheet. NeuCo is unable to estimate when the remaining balance will mature beyond fiscal 2010. As a result, we have included the remaining balance in the fiscal 2011 to fiscal 2012 amount above.

(5)
In connection with an acquisition we completed in fiscal 2009, we agreed to pay incentive performance awards to certain employees of the acquired business, if specific performance targets are met in fiscal 2010 through fiscal 2012. Since it is not possible to estimate if or when the performance targets will be met, the maximum liability has not been included in the table above.

        We are party to standby letters of credit with Citizens Bank of Massachusetts in support of the minimum future lease payments under leases for permanent office space and bonds required per the terms of certain project proposals and contracts amounting to $5.0 million as of November 28, 2009.

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

Item 7A—Quantitative and Qualitative Disclosure About Market Risk

Foreign Exchange Risk

        The majority of our operations are based in the U.S., and accordingly, the majority of our transactions are denominated in U.S. dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of foreign currencies. Our primary foreign currency exposures relate to our short-term intercompany balances with our foreign subsidiaries and accounts receivable and cash valued in the United Kingdom in U.S. dollars or Euro. Our primary foreign subsidiaries have functional currencies denominated in the British pound and Euro, and foreign denominated assets and liabilities are remeasured each reporting period with any exchange gains and losses recorded in our consolidated statements of operations. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies and the Euro and the British Pound. Although fluctuations in foreign exchange rates may impact reported revenues and expenses significantly, based on currency exposures existing at November 28, 2009, a hypothetical 10% movement in foreign exchange rates would not expose us to significant gains or losses in net earnings or cash flows.

        From time to time, we may use derivative instruments to manage the risk of exchange rate fluctuations. However, at November 28, 2009, we had no outstanding derivative instruments. We do not use derivative instruments for trading or speculative purposes.

Interest Rate Risk

        We maintain an investment portfolio consisting mainly of U.S. government obligations, funds holding only U.S. and Canadian government obligations, and corporate obligations with maturities of less than a year. These held-to-maturity securities are subject to interest rate risk. However, a hypothetical change in the interest rate of 10% would not have a material impact to the fair values of these securities at November 28, 2009 primarily due to their short maturity.

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

Evaluation of Changes in Internal Control over Financial Reporting

        During the fourth quarter of fiscal 2009, we adopted certain changes to our internal control procedures in connection with mergers and acquisitions to address our accounting for earnout payments. Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we have determined that, during the fourth quarter of fiscal 2009, there were no other changes in our internal control over financial reporting that have affected, or are reasonably likely to affect, materially our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of CRA International, Inc.:

        We have audited CRA International, Inc.'s internal control over financial reporting as of November 28, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CRA International, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, CRA International, Inc. maintained, in all material respects, effective internal control over financial reporting as of November 28, 2009, based criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CRA International, Inc. as of November 28, 2009 and November 29, 2008, and the related consolidated statements of income, cash flows and shareholders' equity for each of the fiscal years in the three-year period ended November 28, 2009, and our report dated January 29, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Boston, Massachusetts January 29, 2010

Item 9B—Other Information

        None.

PART III

        We have omitted the information required in Part III of this annual report because we intend to include that information in our definitive proxy statement for our 2010 annual meeting of shareholders, which we expect to file before 120 days after the end of fiscal 2009. We incorporate that information in this annual report by reference to our 2010 proxy statement.

Item 10—Directors, Executive Officers and Corporate Governance

        We incorporate the information required by this item by reference to the sections captioned "Executive Officers and Directors", "Corporate Governance", and "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2010 annual proxy statement.

Item 11—Executive Compensation

        We incorporate the information required by this item by reference to the section captioned "Compensation of Directors and Executive Officers" in our 2010 annual proxy statement.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

        We incorporate the information required by this item by reference to the sections captioned "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plans" in our 2010 annual proxy statement.

Item 13—Certain Relationships and Related Transactions and Director Independence

        We incorporate the information required by this item by reference to the sections captioned "Transactions with Related Parties" and "Corporate Governance" in our 2010 annual proxy statement.

Item 14—Principal Accountant Fees and Services

        We incorporate the information required by this item by reference to the section captioned "Principal Accountant Fees and Services" in our 2010 annual proxy statement.

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

CRA INTERNATIONAL, INC.
	By:	/s/ PAUL A. MALEH Paul A. Maleh
Date: January 29, 2010		President, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL A. MALEH Paul A. Maleh	President, Chief Executive Officer, and Director (principal executive officer)	January 29, 2010
/s/ WAYNE D. MACKIE Wayne D. Mackie	Executive Vice President, Treasurer, and Chief Financial Officer (principal financial and accounting officer)	January 29, 2010
/s/ ROWLAND T. MORIARTY Rowland T. Moriarty	Chairman of the Board	January 29, 2010
/s/ BASIL L. ANDERSON Basil L. Anderson	Director	January 29, 2010
/s/ WILLIAM F. CONCANNON William F. Concannon	Director	January 29, 2010
/s/ RONALD T. MAHEU Ronald T. Maheu	Director	January 29, 2010
/s/ THOMAS S. ROBERTSON Thomas S. Robertson	Director	January 29, 2010
/s/ NANCY L. ROSE Nancy L. Rose	Director	January 29, 2010
/s/ WILLIAM T. SCHLEYER William T. Schleyer	Director	January 29, 2010

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
3.1	Amended and Restated Articles of Organization.		S-1	February 26, 1998	3.1
3.2	Articles of Amendment to our Articles of Organization		8-K	May 11, 2005	99.1
3.3	Amended and Restated By-Laws, as amended.		8-K	June 20, 2007	3.2
4.1	Specimen certificate for common stock.		S-8	April 21, 2006	4.4
4.2	Indenture governing the 2.875% Convertible Senior Subordinated Debentures Due 2034 dated June 21, 2004 between CRA as issuer and U.S. Bank National Association as trustee, including the form of 2.875% Convertible Senior Subordinated Debentures Due 2034 attached as Exhibit A thereto.		10-Q	June 28, 2004	4.1
4.3	Election Notice delivered to U.S. Bank pursuant to Section 15.02(i) of the Indenture.		8-K	December 15, 2004	4.4
4.4	Resale Registration Rights Agreement dated June 21, 2004 between CRA and J.P. Morgan Securities Inc.		S-3	August 31,2004	4.3
4.5	Letter Agreement dated October 18, 2000 between CRA and Gordon C. Rausser.		S-3	August 31,2004	4.4
10.1*	1998 Incentive and Nonqualified Stock Option Plan, as amended.		10-Q	June 20, 2002	10.1
10.2*	1998 Employee Stock Purchase Plan.		S-1/A	April 3, 1998	10.2
10.3*	2004 Nonqualified Inducement Stock Option Plan.		10-Q	October 15, 2004	10.1
10.4*	Amended and Restated 2006 Equity Incentive Plan.		DEF 14A	March 14, 2008	Annex A
10.5*	2009 Nonqualified Inducement Stock Option Plan		10-Q	June 22, 2009	10.1
10.6*	Form of Incentive Stock Option under the 1998 Incentive and Nonqualified Stock Option Plan, as amended.		10-K	February 10, 2005	10.4
10.7*	Form of Nonqualified Stock Option under the 1998 Incentive and Nonqualified Stock Option Plan, as amended.		10-K	February 10, 2005	10.5
10.8*	Form of Nonqualified Stock Option under the 2004 Nonqualified Inducement Stock Option Plan.		10-K	February 10, 2005	10.6
10.9*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan.		8-K	April 27, 2006	10.2
10.10*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan with Company Right of First Refusal.		10-K	February 12, 2009	10.9
10.11*	Form of Restricted Stock Agreement for Employee or Independent Contractor Awards under the 2006 Equity Incentive Plan.		8-K	April 27, 2006	10.3
10.12*	Form of Restricted Stock Agreement for Employee or Independent Contractor Awards under the 2006 Equity Incentive Plan with Company Right of First Refusal.		10-K	February 12, 2009	10.11
10.13*	Form of Nonqualified Stock Option under the 2006 Equity Incentive Plan.		10-K	February 8, 2007	10.10
10.14*	Form of Restricted Stock Unit Award Agreement under the 2006 Equity Incentive Plan.	X
10.15*	Form of Performance Restricted Stock Unit Award Agreement under the 2006 Equity Incentive Plan.	X

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
10.16*	CRA International, Inc. Cash Incentive Plan.		8-K	February 22, 2007	10.1
10.17*	Offer Letter with Wayne D. Mackie dated June 3, 2005.		10-K	February 9, 2006	10.7
10.18*	Summary of Director Compensation.	X
10.19*	Summary of Executive Officer Compensation.	X
10.20	Office Lease Agreement dated as of March 1, 1978 between CRA and John Hancock Mutual Life Insurance Company, as amended.		S-1/A	April 3, 1998	10.6
10.21	Amendments to Office Lease Agreement dated March 1, 1978 between CRA and John Hancock Mutual Life Insurance Company, as amended.		10-K	February 23, 2001	10.7
10.22	Fifteenth Amendment to Office Lease Agreement dated March 1, 1978 between CRA and John Hancock Mutual Life Insurance Company, as amended.		10-K	February 28, 2003	10.8
10.23	Sixteenth Amendment to Office Lease Agreement dated March 1, 1978 between CRA and John Hancock Mutual Life Insurance Company, as amended.		10-Q	June 28, 2004	10.1
10.24	Seventeenth Amendment to Lease dated as of February 6, 2008 between CRA and 100 & 200 Clarendon LLC.		8-K	August 4, 2008	10.1
10.25	Eighteenth Amendment to Lease dated as of July 29, 2008 between CRA and 100 & 200 Clarendon LLC.		8-K	August 4, 2008	10.2
10.26	Office Lease Agreement dated as of March 6, 1997 between CRA and Deutsche Immobilien Fonds Aktiengesellschaft.		S-1	February 26, 1998	10.7
10.27	Office Lease dated as of November 29, 1999 between CRA and 1201 F Street, L.L.C., as amended.		10-K	February 23, 2001	10.9
10.28	Agreement dated as of October 26, 2006 by and among 99 Bishopsgate (No.1) Limited and 99 Bishopsgate (No.2) Limited, Hammerson UK Properties PLC, 99 Bishopsgate Management Limited, CRA International (UK) Limited, and CRA International, Inc. (including forms of lease agreement).		8-K	November 1, 2006	10.1
10.29	Form of consulting agreement with outside experts.		S-1/A	April 3, 1998	10.8
10.30	Loan Agreement dated as of January 14, 2004 between CRA and Citizens Bank of Massachusetts.		10-Q	April 1, 2004	10.1
10.31	First Amendment to Loan Agreement, dated as of March 29, 2005, by and between CRA and Citizens Bank of Massachusetts.		8-K	April 1, 2005	10.1
10.32	Second Amendment to Loan Agreement, dated as of June 20, 2005, by and between CRA and Citizens Bank of Massachusetts.		8-K	June 24, 2005	10.1
10.33	Third Amendment to Loan Agreement, dated as of April 17, 2006, by and between CRA and Citizens Bank of Massachusetts.		8-K	April 19, 2006	10.1
10.34	Fourth Amendment to Loan Agreement, dated as of July 25, 2006, by and between CRA and Citizens Bank of Massachusetts.		8-K	July 26, 2006	10.1

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
10.35	Fifth Amendment to Loan Agreement, dated as of May 16, 2007, by and between CRA and Citizens Bank of Massachusetts.		8-K	May 22, 2007	10.1
10.36	Sixth Amendment to Loan Agreement, dated as of August 18, 2009, by and between CRA International, Inc. and RBS Citizens, N.A.		8-K	August 19, 2009	10.1
10.37	First Amendment to Revolving Note, dated as of March 29, 2005, by and between CRA and Citizens Bank of Massachusetts.		8-K	April 1, 2005	10.2
10.38	Second Amendment to Revolving Note, dated as of June 20, 2005, by and between CRA and Citizens Bank of Massachusetts.		8-K	June 24, 2005	10.2
10.39	Third Amendment to Revolving Note, dated as of May 16, 2007, by and between CRA and Citizens Bank of Massachusetts.		8-K	May 22, 2007	10.2
10.40	Fourth Amendment to Revolving Note, dated as of August 18, 2009, by and between CRA International, Inc. and RBS Citizens, N.A.		8-K	August 19, 2009	10.2
10.41	Stock Pledge Agreement dated as of January 14, 2004 between CRA and Citizens Bank of Massachusetts.		10-Q	April 1, 2004	10.2
10.42	First Amendment to Stock Pledge Agreement, dated as of June 20, 2005, by and between CRA and Citizens Bank of Massachusetts.		8-K	June 24, 2005	10.1
14.1	CRA International, Inc. Code of Business Conduct and Ethics.		8-K	June 23, 2008	99.1
21.1	Subsidiaries.	X
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.	X
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer.	X
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer.	X
32.1	Section 1350 certification.	X

*
Management contract or compensatory plan.

CRA INTERNATIONAL, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of CRA International, Inc.

        We have audited the accompanying consolidated balance sheets of CRA International, Inc. and subsidiaries as of November 28, 2009 and November 29, 2008, and the related consolidated statements of income, cash flows and shareholders' equity for each of the fiscal years in the three-year period ended November 28, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CRA International, Inc. and subsidiaries as of November 28, 2009 and November 29, 2008, and the consolidated results of their operations and their cash flows for each of the fiscal years in the three-year period ended November 28, 2009, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CRA International, Inc.'s internal control over financial reporting as of November 28, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated January 29, 2010 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts
January 29, 2010

CRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	November 28, 2009 (52 weeks)	November 29, 2008 (53 weeks)	November 24, 2007 (52 weeks)
	(In thousands, except per share data)
Revenues	$301,639	$376,751	$394,645
Costs of services	199,861	251,263	248,514

Gross profit	101,778	125,488	146,131
Selling, general and administrative expenses	76,124	92,797	90,079
Depreciation and amortization	8,521	12,699	9,782

Income from operations	17,133	19,992	46,270
Interest income	451	3,132	5,514
Interest expense	(2,918)	(3,478)	(3,338)
Gain on extinguishment of convertible debentures	580	1,023	—
Other income (expense)	44	1,444	(441)

Income before provision for income taxes, minority interest and equity method investment gain (loss)	15,290	22,113	48,005
Provision for income taxes	(8,090)	(13,761)	(18,667)

Income before minority interest and equity method investment gain (loss)	7,200	8,352	29,338
Minority interest	617	36	—
Equity method investment gain (loss), net of tax	—	(363)	1,794

Net income	$7,817	$8,025	$31,132

Net income per share:
Basic	$0.74	$0.76	$2.77

Diluted	$0.73	$0.74	$2.56

Weighted average number of shares outstanding:
Basic	10,608	10,610	11,220

Diluted	10,718	10,904	12,149

See accompanying notes to the consolidated financials statements.

CRA INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	November 28, 2009	November 29, 2008
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$82,806	$119,313
Short-term investments	23,678	—
Accounts receivable, net of allowances of $6,812 in 2009 and $10,715 in 2008	60,200	66,200
Unbilled services	28,022	35,047
Prepaid expenses and other assets	18,381	16,205
Deferred income taxes	16,695	16,350

Total current assets	229,782	253,115
Property and equipment, net	19,050	23,715
Goodwill	141,964	138,772
Intangible assets, net of accumulated amortization of $5,205 in 2009 and $7,447 in 2008	6,162	6,372
Deferred income taxes, net of current portion	63	691
Other assets	25,109	22,000

Total assets	$422,130	$444,665

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,425	$13,821
Accrued expenses	56,951	84,559
Deferred revenue and other liabilities	7,002	9,128
Deferred income taxes	125	464
Current portion of notes payable	700	875
Current portion of deferred compensation	889	1,171

Total current liabilities	79,092	110,018
Notes payable, net of current portion	2,405	2,718
Convertible debentures payable	62,530	79,780
Deferred rent and other non-current liabilities	13,964	11,750
Deferred compensation and other non-current liabilities	1,524	2,517
Deferred income taxes, net of current portion	8,115	1,391
Minority interest	1,603	2,089
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 10,639,249 and 10,552,432 shares issued and outstanding in 2009 and 2008, respectively	94,746	89,084
Receivables from shareholders	(1,854)	(2,098)
Retained earnings	163,220	155,403
Accumulated other comprehensive income (loss)	(3,215)	(7,987)

Total shareholders' equity	252,897	234,402

Total liabilities and shareholders' equity	$422,130	$444,665

See accompanying notes to the consolidated financials statements.

CRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	November 28, 2009 (52 weeks)	November 29, 2008 (53 weeks)	November 24, 2007 (52 weeks)
	(In thousands)
OPERATING ACTIVITIES:
Net income	$7,817	$8,025	$31,132
Adjustments to reconcile net income to net cash provided by operating activities, net of effect of acquired businesses:
Depreciation and amortization	7,830	9,393	10,162
Loss on disposal of property and equipment	894	3,148	408
Deferred rent	2,101	4,802	1,345
Deferred income taxes	7,047	(4,730)	2,208
Write down of goodwill and intangible assets	—	1,401	—
Gain on extinguishment of convertible debentures	(580)	(1,023)	—
Share-based compensation expenses	6,824	6,750	5,549
Excess tax benefits from share-based compensation	—	(137)	(2,528)
Foreign currency exchange gain	390	(465)	—
Equity in (gains) losses in NeuCo	—	363	(1,794)
Minority interest	(617)	(36)	—
Changes in operating assets and liabilities:
Accounts receivable	10,270	16,188	(14,743)
Unbilled services	7,738	7,269	(3,160)
Prepaid expenses and other assets	(4,712)	(7,553)	(8,183)
Accounts payable, accrued expenses, and other liabilities	(23,274)	1,990	5,480

Net cash provided by operating activities	21,728	45,385	25,876
INVESTING ACTIVITIES:
Additional consideration payments and escrowed deposit, net	(15,682)	(1,730)	(2,233)
Purchase of property and equipment	(2,231)	(9,150)	(11,091)
Purchase of investments	(23,326)	—	—
Issuance of notes receivable	—	(3,785)	(2,350)
Collections on notes receivable	89	2,833	—
Proceeds from Australia divestiture	—	1,841	—
Increase in cash due to consolidation of NeuCo	—	1,565	—
Return on investment in NeuCo	—	1,765	—

Net cash used in investing activities	(41,150)	(6,661)	(15,674)
FINANCING ACTIVITIES:
Issuance of common stock, principally stock options	113	2,185	11,748
Collections on receivables from shareholders	—	105	2,214
Payments on notes payable	(489)	(226)	(242)
Extinguishment of convertible debentures	(16,501)	(9,050)	—
Redemption of vested employee restricted shares for tax withholding	(757)	(720)	(414)
Excess tax benefits from share-based compensation	—	137	2,528
Repurchase of common stock	(93)	(11,817)	(57,467)

Net cash used in financing activities	(17,727)	(19,386)	(41,633)
Effect of foreign exchange rates on cash and cash equivalents	642	(541)	377
Net increase (decrease) in cash and cash equivalents	(36,507)	18,797	(31,054)
Cash and cash equivalents at beginning of year	119,313	100,516	131,570

Cash and cash equivalents at end of year	$82,806	$119,313	$100,516

Noncash investing and financing activities:
Issuance of common stock for acquired businesses	$280	$542	$618

Notes payable issued for acquired businesses	$834	$1,173	$1,185

Supplemental cash flow information:
Cash paid for taxes	$1,939	$26,710	$14,793

Cash paid for interest	$2,577	$2,887	$2,857

See accompanying notes to the consolidated financials statements.

CRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock
					Accumulated Other Comprehensive Income (Loss)
	Shares Issued	Amount	Receivables from Shareholders	Retained Earnings		Total Shareholders' Equity
BALANCE AT NOVEMBER 25, 2006	11,462,082	$128,582	$(2,705)	$116,246	$5,864	$247,987
Net income				31,132		31,132
Foreign currency translation adjustment					5,616	5,616

Comprehensive income (loss)						36,748
Exercise of stock options	455,123	11,748				11,748
Issuance of common stock in connection with business acquisitions	12,688	618				618
Shares repurchased	(1,187,185)	(57,467)				(57,467)
Notes receivable issued to shareholders			(1,825)			(1,825)
Payments received on notes receivable from shareholders			2,483			2,483
Share-based compensation expense for employees		5,477				5,477
Restricted share vesting	29,321	—				—
Redemption of vested employee restricted shares for tax withholding	(8,087)	(414)				(414)
Tax benefit on stock option exercises and restricted share vesting		3,396				3,396
Share-based compensation expense for non-employees		72				72

BALANCE AT NOVEMBER 24, 2007	10,763,942	$92,012	$(2,047)	$147,378	$11,480	$248,823
Net income				8,025		8,025
Foreign currency translation adjustment					(19,467)	(19,467)

Comprehensive income (loss)						(11,442)
Exercise of stock options	96,794	2,185				2,185
Share-based compensation expense for employees		6,267				6,267
Restricted share vesting	55,435	—				—
Redemption of vested employee restricted shares for tax withholding	(8,520)	(720)				(720)
Tax benefit on stock option exercises and restricted share vesting		224				224
Notes Receivable issued to shareholders			(242)			(242)
Payments received on notes receivable from shareholders			191			191
Shares repurchased	(370,265)	(11,817)				(11,817)
Shares issued for acquisition of business	15,046	542				542
Share-based compensation expense for non-employees		391				391

BALANCE AT NOVEMBER 29, 2008	10,552,432	$89,084	$(2,098)	$155,403	$(7,987)	$234,402
Net income				7,817		7,817
Foreign currency translation adjustment					4,772	4,772

Comprehensive income (loss)						12,589
Exercise of stock options	5,000	113				113
Share-based compensation expense for employees		6,452				6,452
Restricted share vesting	107,794	—
Redemption of vested employee restricted shares for tax withholding	(33,091)	(757)				(757)
Tax deficit on stock option exercises and restricted share vesting		(556)				(556)
Notes Receivable issued to shareholders			(85)			(85)
Payments received on notes receivable from shareholders			329			329
Shares repurchased	(4,087)	(93)				(93)
Shares issued for acquisition of business	11,201	280				280
Share-based compensation expense for non-employees		223				223

BALANCE AT NOVEMBER 28, 2009	10,639,249	$94,746	$(1,854)	$163,220	$(3,215)	$252,897

See accompanying notes to the consolidated financials statements.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

Description of Business

        CRA International, Inc. (the "Company," or "CRA"), is a worldwide leading economic, financial, and management consulting services firm that applies advanced analytic techniques and in-depth industry knowledge to complex engagements for a broad range of clients. CRA offers services in two broad areas: litigation, regulatory, and financial consulting and management consulting. CRA operates in one business segment, which is consulting services. As of September 1, 2009, CRA operates its business under its registered trade name, Charles River Associates.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. In addition, as more fully explained below, the consolidated financial statements include the Company's interest in NeuCo, Inc. ("NeuCo"). All significant intercompany accounts have been eliminated.

NeuCo Interest

        In fiscal 2007, and the majority of fiscal 2008, the Company's interest in NeuCo was 36.4%. As such, the investment in NeuCo was accounted for under the equity method of accounting. During the fourth quarter of fiscal 2008, NeuCo acquired 100% of Rio Tinto Energy America Services Company's investment in NeuCo. As a result of this transaction, the Company's ownership interest in NeuCo increased to 49.15% and combined with CRA's officers holding three Board of Director seats, and other considerations, CRA's ownership constitutes control under GAAP. NeuCo's financial results since this transaction have been consolidated with CRA's and the portion of the results of operations of NeuCo allocable to its other owners is shown as "minority interest". NeuCo's revenues included in the consolidated statement of income for fiscal 2009 and fiscal 2008 totaled approximately $8.9 million and $0.8 million, respectively. NeuCo's net loss included in the consolidated statement of income for fiscal 2009 and fiscal 2008 totaled approximately $1.5 million and $71,000, respectively. NeuCo's net loss, net of amounts allocable to its other owners, included in CRA's consolidated statement of income for fiscal 2009 and fiscal 2008 totaled $0.8 million and $0.4 million, respectively.

        NeuCo's interim reporting schedule is on a calendar month end basis, but its fiscal year ends on the last Saturday of November. The first three quarters of CRA's fiscal year could include up to a three-week reporting lag between CRA's quarter end and the most recent financial statements available from NeuCo. CRA does not believe the reporting lag has a significant impact on CRA's consolidated statements of income or financial condition.

Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make significant estimates and judgments that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates in these consolidated financial statements include, but are not limited to, accounts receivable allowances, revenue recognition on fixed price contracts, depreciation of property and equipment, share-based compensation, valuation of acquired intangible assets, impairment of long lived assets, goodwill, accrued and deferred income taxes, valuation allowances on deferred tax assets, accrued bonuses, accrued exit costs, and other accrued expenses. These items are monitored and analyzed by the Company for changes in facts and circumstances, and material changes in these estimates could

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

occur in the future. Changes in estimates are recorded in the period in which they become known. CRA bases its estimates on historical experience and various other assumptions that CRA believes to be reasonable under the circumstances. Actual results may differ from those estimates if CRA's assumptions based on past experience or other assumptions do not turn out to be substantially accurate.

Reclassifications

        In fiscal 2008 and fiscal 2007, "depreciation and amortization" was included with "selling, general and administrative expenses". These expenses have been reclassified from "selling, general and administrative expenses" to conform to the current year's presentation within the consolidated statements of income.

Fiscal Year

        CRA's fiscal year ends on the last Saturday in November and, accordingly, its fiscal year will periodically contain 53 weeks rather than 52 weeks. Fiscal 2009 and fiscal 2007 were 52-week years and fiscal 2008 was a 53-week year.

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

        Revenues from the majority of the Company's fixed-price engagements are recognized on a proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. CRA derived 12.4% and 8.3% of revenues from fixed-price engagements in fiscal 2009 and fiscal 2008, respectively. Project costs are based on the direct salary of the consultants on the engagement plus all direct expenses incurred to complete the engagement that are not reimbursed by the client. The proportional performance method is used since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and terms set forth in the contract, and are indicative of the level of benefit provided to CRA's clients. Fixed-price contracts generally include a termination provision that converts the agreement to a time-and-materials contract in the event of termination of the contract. CRA's management maintains contact with project managers to discuss the status of the projects and, for fixed-price engagements, management is updated on the budgeted costs and resources required to complete the project. These budgets are then used to calculate revenue recognition and to

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

estimate the anticipated income or loss on the project. CRA has occasionally been required to commit unanticipated additional resources to complete projects, which have resulted in lower than anticipated income or losses on those contracts. CRA may experience similar situations in the future. Provisions for estimated losses on contracts are made during the period in which such losses become probable and can be reasonably estimated. To date, such losses have not been significant.

        Revenues also include reimbursable expenses, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. These reimbursable expenses are as follows (in thousands):

	Year Ended
	November 28, 2009 (52 weeks)	November 29, 2008 (53 weeks)	November 24, 2007 (52 weeks)
Reimbursable expenses	$43,961	$48,739	$50,034

        CRA maintains accounts receivable allowances for estimated losses resulting from clients' failure to make required payments. The Company bases its estimates on historical collection experience, current trends, and credit policy. In determining these estimates, CRA examines historical write-offs of its receivables and reviews client accounts to identify any specific customer collection issues. If the financial condition of CRA's customers were to deteriorate or disputes were to arise regarding the services provided, resulting in an impairment of their ability or intent to make payment, additional allowances may be required.

        Unbilled services represent revenue recognized by CRA for services performed but not yet billed to the client. Deferred revenue represents amounts billed or collected in advance of services rendered.

        CRA collects goods and services and value added taxes from customers and records these amounts on a net basis, which is within the scope of ASC Topic 605-45, "Principal Agent Considerations".

Cash Equivalents and Investments

        Cash equivalents consist principally of U.S. government obligations, funds holding only U.S. government obligations, money market funds, commercial paper, bankers' acceptances, certificates of deposit, and corporate obligations with maturities when purchased of three months or less. Short-term investments generally consist of U.S. and Canadian government bonds and have maturities when purchased of more than three months and less than one year. These short-term investments are classified as held-to-maturity. The carrying amount of these investments are stated at amortized cost, which approximates fair value. As of November 28, 2009, short-term investments included $19.0 million in U.S. government bonds and $4.7 million in Canadian government bonds. Long-term investments, if any, are intended to be held to maturity, and generally consist of government bonds with maturities of more than one year but less than two years.

        If a decline in fair value below the amortized cost basis of an investment is judged to be other-than-temporary, the cost basis of the investment is written down to fair value. For those investments for which the fair value of the investment is less than its amortized cost, the Company does not intend to sell such investment and it is more likely than not that it will not be required to sell such investment prior to the recovery of its amortized cost basis less any current period credit losses, the credit-related portion of other-than-temporary impairment losses is recognized in earnings while the noncredit-related portion is recognized in other comprehensive income, net of related taxes. During fiscal 2009, the Company did not write-down any investment balances.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Financial Instruments

        The Company's financial instruments, including cash, cash equivalents, investments, accounts receivable, receivables from employees and non-employee experts, accounts payable, and accrued expenses are carried at cost, which approximates their fair value because of the short-term maturity of these instruments or the stated interest rates are indicative of market interest rates. The fair value of the Company's convertible debentures payable at November 28, 2009 was approximately $61.6 million based upon dealer quotes. The carrying value of the Company's convertible debentures payable was $62.5 million as of November 28, 2009.

Goodwill

        In accordance with ASC Topic 350, "Goodwill and Other Intangible Assets", goodwill is not subject to amortization, but is monitored at least annually for impairment, or more frequently, as necessary, if there are other indicators of impairment. Any impairment would be measured based upon the fair value of the related asset. Under ASC Topic 350, in performing the first step of the goodwill impairment testing and measurement process, the Company compares its entity-wide estimated fair value to net book value to identify potential impairment. Management estimates the entity-wide fair value utilizing the Company's market capitalization, plus an appropriate control premium. The Company has utilized a control premium which considers appropriate industry, market and other pertinent factors, including indications of such premiums from data on recent acquisition transactions. If the Company determines through the impairment evaluation process that goodwill has been impaired, an impairment charge would be recorded in the consolidated statement of income. The Company completed the annual impairment test required as of November 28, 2009 and determined that there was no impairment.

Intangible Assets

        Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their estimated useful lives. Intangible assets consist principally of non-competition agreements, which are amortized on a straight line basis over the related estimated lives of the agreements (eight to ten years), as well as customer relationships, customer lists, developed technology, and trade names, which are amortized on a straight-line basis over their remaining useful lives (two to fifteen years).

Property and Equipment

        Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method based on the estimated useful lives of three years for computer equipment, three to five years for computer software, and ten years for furniture and fixtures. Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the lease term or the estimated useful life of the leasehold improvements. Expenditures for maintenance and repairs are expensed as incurred. Expenditures for renewals and betterments are capitalized.

Leases and Deferred Rent

        The Company leases all of its office space. Leases are evaluated and classified as operating or capital leases for financial reporting purposes. For leases that contain rent escalations and rent holidays, the Company records the total rent payable during the lease term, as determined above, on a straight-line basis over the term of the lease and records the difference between the rents paid and the straight-line rent as deferred rent. Additionally, any tenant improvement allowances received from the lessor are recorded as a reduction to deferred rent.

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

  •
  CRA's entity-wide fair value relative to net book value.

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

Concentration of Credit Risk

        The Company's billed and unbilled receivables consist of a broad range of clients in a variety of industries located throughout the U.S. and in other countries. The Company performs a credit evaluation of its clients to minimize its collectibility risk. Periodically, the Company will require advance payment from certain clients. However, the Company does not require collateral or other security. Historically, the Company has not experienced significant write-offs. The Company maintains accounts receivable allowances for estimated losses resulting from a clients' failure to make required payments. The Company bases its estimates on historical collection experience, current trends, and credit policy. In determining these estimates, CRA examines historical write-offs of its receivables and reviews client accounts to identify any specific customer collection issues. If the financial condition of CRA's customers were to deteriorate, resulting in an impairment of their ability or intent to make payment, additional allowances may be required.

        A rollforward of the accounts receivable allowances is as follows:

	Fiscal Year
	2009	2008	2007
	(In thousands)
Balance at beginning of period	$10,715	$10,573	$6,324
Acquired NeuCo reserve balance	—	151	—
Change related to NeuCo	11	—	—
Additions charged to revenues	4,765	5,756	7,994
Amounts written off	(8,679)	(5,765)	(3,745)

Balance at end of period	$6,812	$10,715	$10,573

        Amounts deemed uncollectible, either due to the client's inability or unwillingness to pay, are recorded as a reduction to revenues.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Share-Based Compensation

        CRA accounts for equity-based compensation using a fair value based recognition method. Under the fair value recognition requirements of ASC Topic 718, "Compensation-Stock Compensation", share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. The amount of share-based compensation expense recognized at any date must at least equal the portion of grant date value of the award that is vested at that date. In the fourth quarter of fiscal 2009, the Company discovered a computational error in the third-party software used by the Company to calculate the share-based compensation expense whereby the expense recognized for each vested portion of the award was less than the grant date fair value of the vested portion of the award. The error resulted in an understatement of share-based compensation expense in fiscal 2006, fiscal 2007, fiscal 2008, and the first quarter of fiscal 2009 and an overstatement of share-based compensation expense in the second and third quarters of fiscal 2009. In accordance with SEC Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," the Company evaluated the materiality of the error from qualitative and quantitative perspectives, and concluded that the error was immaterial to any prior year financial statements.

        For share-based awards granted to non-employee experts, CRA accounts for the compensation under variable accounting in accordance with ASC Topic 718 and ASC Topic 505-50, "Equity-Based Payments to Non-Employees" (formerly Emerging Issues Task Force ("EITF") 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services"), and recognizes the cost over the related vesting period.

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

        In addition, the calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several different tax jurisdictions. The Company records liabilities for estimated tax obligations resulting in a provision for taxes that may become payable in the future. In June 2006, ASC Topic 740-10, "Income Taxes" (formerly FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes"), was issued. ASC Topic 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. CRA adopted ASC Topic 740-10 in the first quarter of fiscal 2008 and the

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

adoption resulted in an increase in the liability for uncertain tax positions of $1.1 million and a reduction in deferred tax liabilities. There was no impact on retained earnings.

        CRA includes accrued interest and penalties, if any, related to uncertain tax positions in income tax expense.

Foreign Currency Translation

        Balance sheet accounts of the Company's foreign subsidiaries are translated into U.S. dollars at year-end exchange rates and operating accounts are translated at average exchange rates for each year. The resulting translation adjustments are recorded in shareholders' equity as a component of accumulated other comprehensive income (loss). Foreign currency transactions are translated at current exchanges rates, with adjustments recorded in income. The effect of transaction gains and losses recorded in income amounted to a gain of $44,000 for fiscal 2009, a gain of $1.4 million for fiscal 2008, and a loss of $441,000 for fiscal 2007.

Accounting Pronouncements

        In July 2009, the FASB Accounting Standards Codification (the "Codification") officially became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants, EITF, and related accounting literature. Going forward, only one level of authoritative GAAP will exist. All other accounting literature will be considered non-authoritative. The Codification reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included in the Codification is relevant SEC guidance organized using the same topical structure in separate sections within the Codification. The Codification was effective for interim and annual periods ending after September 15, 2009. The Company adopted the Codification during the fourth quarter of fiscal 2009. The impact on its financial statements is limited to disclosures. All references to authoritative accounting literature will now be referenced in accordance with the Codification.

        In May 2009, the FASB issued guidance included in ASC Topic 855, "Subsequent Events" (formerly Statements of Financial Accounting Standards ("SFAS") No. 165). The new provisions of ASC Topic 855 establishes general accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. The provisions of the new standard also outline the circumstances under which an entity would need to record transactions occurring after the balance sheet date in the financial statements. These new disclosures will identify the date through which the entity has evaluated subsequent events. The Company adopted the new provisions of ASC Topic 855 and it did not have a material impact on the Company's consolidated statement of operations and financial condition. CRA has evaluated subsequent events for recognition or disclosure through the date this Form 10-K was filed with the SEC.

        In May 2008, the FASB issued guidance included in ASC Topic 470-20, "Debt" (formerly FASB Staff Position ("FSP") No. Accounting Principles Board Opinion 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)", which changes the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. The new provisions of ASC Topic 470 will require the Company to recognize non-cash interest expense on the convertible senior subordinated debentures based on the market rate for similar debt instruments without the conversion feature. The new provisions of ASC Topic 470 are effective for fiscal years beginning on or after December 15, 2008, which is the Company's fiscal 2010, and must be applied on a retrospective basis. Upon retroactive adoption of ASC 470-20 in fiscal 2010, the Company expects to record a cumulative adjustment for prior years that is estimated as an approximately $6.5 million non-cash decrease in retained earnings

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

through fiscal 2009. Also, on the date of issuance, the carrying amount of the convertible debentures is expected to be retroactively adjusted to reflect a discount of approximately $12.6 million and a reduction of deferred financing costs of approximately $0.5 million, with offsetting increases in common stock of approximately $7.0 million and deferred tax liability of $5.1 million. Under 470-20, in fiscal 2010, the Company expects to record incremental non-cash interest expense of approximately $1.4 million.

        In December 2007, the FASB issued guidance included in ASC Topic 805, "Business Combinations" (formerly FSP SFAS No. 141R-1), which amends and clarifies SFAS No. 141R, "Business Combinations"). The new provisions of ASC Topic 805 require the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values if fair value can be reasonably estimated, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC Topic 450, "Contingencies". ASC Topic 805 also requires additional disclosure of information surrounding a business combination, such that users of the entity's financial statements can fully understand the nature and financial impact of the business combination. The new provisions of ASC Topic 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is the Company's fiscal 2010. An entity may not apply the new provisions of ASC Topic 805 before that date. The Company will adopt the new provisions of ASC Topic 805 in fiscal 2010. For business combinations completed on or subsequent to the adoption date, the application of the new provisions of this topic could have a significant impact on the Company's consolidated statement of operations and financial condition, the magnitude of which will depend on the specific terms and conditions of the transactions.

        In December 2007, the FASB issued guidance included in ASC Topic 810, "Consolidation" (formerly SFAS No. 160). ASC Topic 810 establishes accounting and reporting standards for noncontrolling interests (previously referred to as "minority interests") in a subsidiary and for the deconsolidation of a subsidiary, to ensure consistency with the requirements of ASC Topic 805. ASC Topic 810 states that noncontrolling interests should be classified as a separate component of equity, and establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The new provisions of ASC Topic 810 are effective for financial statements issued for fiscal years beginning after December 15, 2008, which is the Company's fiscal 2010. Early adoption is prohibited and the new provisions will be applied prospectively except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented. The Company does not expect the new provisions of ASC Topic 810 to have a material impact on the Company's consolidated statement of operations and financial condition.

2.     Correction of Immaterial Errors

        During the third quarter of fiscal 2009, the Company discovered errors related to its accounting for acquisition-related earnout payments that were made in connection with the acquisition of a business in fiscal 2006. An error occurred as a result of a $5 million earnout payment made by the Company to the seller of the business it acquired, which then was subsequently re-distributed by the seller to certain continuing employees of the acquired business. This payment was initially accounted for as additional purchase price and included in goodwill. In the third quarter of fiscal 2009, the Company determined that the $5 million had not been distributed by the seller in accordance with its initial ownership percentage interests and that this amount should be re-characterized as compensation expense and

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

should be charged to income over the period the earnout payment was earned pursuant to the terms of the acquisition agreement. The $5 million earnout payment was earned over the two-year period beginning in May 2006 or the eight consecutive quarters beginning in the third quarter of fiscal 2006. The $5 million was paid to the seller in July 2007, as agreed to in the purchase agreement with the seller, however, the retention of the $5 million by the seller was based on the financial performance of the acquired business over the two-year period beginning in May 2006. Accordingly, the $5 million should have been charged to compensation expense over that two-year period on a level basis. Furthermore, in May 2009, a payment of $10.3 million was placed in escrow as a progress payment related to a possible future earnout amount that the seller of the acquired business referenced above could earn. The $10.3 million progress payment was calculated and paid into an escrow account pursuant to the terms of the purchase agreement. At the time it was calculated, the $10.3 million was recorded as goodwill but should have been recorded as an "other asset" in the accompanying condensed consolidated balance sheets. This amount was not earned by the seller, as the performance targets that need to be achieved are not expected to be met, and the Company expects the entire $10.3 million placed in escrow to be returned to the Company.

        The Company assessed the materiality of these errors in accordance with SEC Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," and determined that the errors were immaterial to the previously reported amounts contained in its periodic reports and the Company will correct the errors through subsequent periodic filings. The immaterial corrections have no effect on fiscal 2009 results of operations, cash, or cash flows from operations. The effect of recording these immaterial corrections in the consolidated statements of income for fiscal 2008 and fiscal 2007 is included in the accompanying financial statements as follows:

	For the Year Ended November 29, 2008		For the Year Ended November 24, 2007
(in thousands, except per share data)	As Reported	As Revised	As Reported	As Revised
Costs of services	$250,109	$251,263	$246,014	$248,514
Gross profit	126,642	125,488	148,631	146,131
Income from operations	21,146	19,992	48,770	46,270
Provision for income taxes	(14,236)	(13,761)	(19,697)	(18,667)
Net income	$8,704	$8,025	$32,602	$31,132
Net income per share:
Basic	$0.82	$0.76	$2.91	$2.77
Diluted	$0.80	$0.74	$2.68	$2.56

        The effect of recording these immaterial corrections in the consolidated balance sheet at November 29, 2008 is included in the following table (in thousands):

	As Reported	As Revised
Goodwill	$154,029	$138,772
Other assets	11,743	22,000
Deferred income taxes, net of current portion	3,453	1,391
Retained earnings	158,341	155,403
Total equity	$237,340	$234,402

3.     Business Acquisition

        On June 9, 2009, the Company acquired substantially all of the assets of Marakon Associates, a leading strategy consulting firm known for pioneering value-based management. Under the terms of the

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

4.     Goodwill and Intangible Assets

        The changes in the carrying amount of goodwill for fiscal 2009 and fiscal 2008 are as follows (in thousands):

Balance at November 24, 2007	$147,216
Goodwill acquired from consolidation of NeuCo	4,467
Goodwill adjustments related to acquisitions completed in fiscal 2005 and fiscal 2004 and Australia divestiture	753
Effect of foreign currency translation	(13,664)

Balance at November 29, 2008	$138,772
Goodwill adjustments related to acquisitions completed in fiscal 2009 and fiscal 2005	2,235
Goodwill adjustments related to NeuCo	(1,071)
Effect of foreign currency translation and other adjustments	2,028

Balance at November 28, 2009	$141,964

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

        The net amount of goodwill as of November 28, 2009, includes the following amounts (in thousands):

Goodwill attributable to the acquisition of Marakon	$1,075
Goodwill attributable to NeuCo	3,396
Goodwill attributable to acquisitions that occurred prior to fiscal 2007	137,493

Goodwill balance at November 28, 2009	$141,964

        Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The components of acquired identifiable intangible assets are as follows (in thousands):

	November 28, 2009	November 29, 2008
Non-competition agreements, net of accumulated amortization of $1,929 and $2,954, respectively	$2,421	$2,373
Customer relationships, net of accumulated amortization of $1,424 and $1,832, respectively	1,904	2,173
Trademarks, net of accumulated amortization of $948 and $1,081, respectively	427	272
Developed technology, net of accumulated amortization of $490 and $251, respectively	1,328	1,524
Other intangible assets, net of accumulated amortization of $414 and $1,216, respectively	82	30

	$6,162	$6,372

        The decrease in intangible assets from fiscal 2008 to fiscal 2009 was due to amortization partially offset by an increase of $1.0 million due to the intangibles acquired from Marakon.

        Amortization expense of intangible assets was $1.4 million, $2.4 million, and $1.6 million in fiscal 2009, fiscal 2008, and fiscal 2007, respectively. Amortization expense of intangible assets held at November 28, 2009, for the next five fiscal years is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
2010	$1,170
2011	1,011
2012	933
2013	933
2014	842

$4,889

5.     Property and Equipment

        Property and equipment consist of the following:

	November 28, 2009	November 29, 2008
	(In thousands)
Computer and office equipment and software	$16,596	$18,980
Leasehold improvements	27,115	27,338
Furniture	10,001	10,344

	53,712	56,662
Accumulated depreciation and amortization	34,662	32,947

	$19,050	$23,715

        Depreciation expense, including amounts recorded in costs of services, was $7.4 million in fiscal 2009, $10.7 million in fiscal 2008, and $8.6 million in fiscal 2007.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.     Accrued Expenses

        Accrued expenses consist of the following:

	November 28, 2009	November 29, 2008
	(In thousands)
Compensation and related expenses	$47,010	$64,806
Payable to former shareholders	885	11,180
Income taxes payable	1,254	912
Accrued interest	859	1,106
Other	6,943	6,555

	$56,951	$84,559

7.     Asset Retirement Obligations

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

        The changes in the carrying amount of asset retirement obligations for fiscal 2009 are as follows (in thousands):

Balance at November 29, 2008	$806
Accretion	35
Effect of foreign currency translation	40

Balance at November 28, 2009	$881

        Asset retirement obligations are recorded within "accrued expenses" and "deferred rent and other non-current liabilities" on the balance sheet.

8.     Private Placement of Convertible Debt and Other Financing

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

        During fiscal 2008, the Company repurchased convertible debentures in the principal amount of approximately $10.2 million, on the open market, for approximately $9.2 million, resulting in a $1.0 million gain on a pre-tax basis. During fiscal 2009, the Company repurchased convertible debentures in the principal amount of approximately $17.3 million on the open market, for approximately $16.7 million, resulting in a $0.6 million gain on a pre-tax basis. As of November 28, 2009 the principal amount of the convertible debentures totaled $62.5 million.

        As a result of its election on December 14, 2004, CRA must settle the conversion of the debentures, as follows: (i) $1,000 in cash per $1,000 principal amount of debentures converted; and

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(ii) in cash or shares of CRA common stock (at CRA's further election, except for cash in lieu of fractional shares), any conversion obligation that exceeds the principal amount of the debentures converted.

        The market price conversion trigger was not met during the fourth quarter of fiscal 2009 or the first quarter of fiscal 2010. Therefore, holders of the debentures are not able to exercise their right to convert the bonds during the first or second quarters of fiscal 2010. This test is repeated each fiscal quarter. To date, no conversions have occurred.

        The Company has a $60.0 million revolving line of credit to mitigate the potential liquidity risk, and to provide funding if required, in the event of conversion by the debenture holders. The amounts available under the bank revolving line of credit are constrained by various financial covenants and reduced by certain letters of credit outstanding. CRA believes that in the event the contingent conversion trigger price is met, it is unlikely that a significant percentage of bondholders will exercise their right to convert because the debentures have traded at a premium over their conversion value. Since holders of the debentures are not able to exercise their right to convert the bonds as of November 28, 2009, CRA has classified the remaining $62.5 million convertible debt as long-term debt as of November 28, 2009 in the accompanying consolidated balance sheet. In addition, the line of credit gives CRA additional flexibility to meet any unforeseen financial requirements.

        The debentures are CRA's direct, unsecured senior subordinated obligations and rank junior in right of payment to its existing bank line of credit and any future secured indebtedness that CRA may designate as senior indebtedness. Interest of approximately $0.9 million, is payable semi-annually on June 15 and December 15. CRA will also be required to pay contingent interest on the applicable interest payment date to the holders of the debentures for the period commencing June 20, 2011, and ending December 14, 2011, if the average trading price of the debentures for each of the last five trading days immediately preceding June 20, 2011, equals 125% or more of the principal amount of the debentures. Thereafter, CRA will pay contingent interest on the interest payment date for a six-month interest period if the average trading price of the debentures during the five trading day period immediately preceding the first day of the applicable six-month interest period equals or exceeds 125% of the principal amount of the debentures. The contingent interest payable per debenture will equal 0.25% of the average trading price of such debenture during the applicable five trading day reference period.

        CRA may elect to redeem all or any portion of the debentures on or after June 20, 2011, at a repurchase price equal to 100% of the principal amount of the debentures, plus accrued and unpaid interest. CRA may be required to repurchase all or any portion of the debentures, at the option of each holder, on June 15, 2011, June 15, 2014, June 15, 2019, June 15, 2024, and June 15, 2029, or upon certain specified fundamental changes, at a price equal to 100% of the principal amount of the debentures, plus accrued and unpaid interest. Upon a fundamental change involving a change of control of CRA, the Company may also be required to pay a make-whole premium, which in some cases could be substantial and which may be paid in cash, shares of common stock, or a combination thereof, to the holders of debentures who elect to require CRA to repurchase or convert debentures.

        The debt issuance costs have been capitalized and are amortized as a component of interest expense on a straight-line basis over seven years, through 2011, which is the first year in which CRA may be required to repurchase all or any portion of the debentures. These debt issuance costs totaling $0.5 million, net of accumulated amortization, are included in other assets in the consolidated balance sheet as of November 28, 2009.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The contingent interest feature included in the debenture represents an embedded derivative that must be recorded at fair value. The Company has determined that the fair value of the contingent interest feature is de minimis as of November 28, 2009, based upon economic, market and other conditions in effect as of this date. There are no other embedded derivatives associated with the Company's convertible debentures.

        The Company has agreed with the debenture holders to reserve the maximum number of shares of common stock that may be issued upon conversion of the debentures.

        Borrowings under the Revolving Line of Credit.    CRA has a senior loan agreement with RBS Citizens, N.A. Subject to the terms of the agreement, CRA may use borrowings under this line of credit for acquisition financing, working capital, general corporate purposes, letters of credit, and foreign exchanges contracts. In addition, funds available under the facility will allow CRA to continue to classify its convertible debentures as long-term debt, rather than short-term, and will give CRA additional flexibility to meet any unforeseen financial requirements. The available line of credit is reduced, as necessary, to account for certain letters of credit outstanding and may be limited if the Company violates the covenants. As of November 28, 2009, there were no amounts outstanding under this line of credit and $5.0 million in letters of credit were outstanding, which reduces the line of credit available. The letters of credit support minimum future lease payments under leases for office space and bonds required per the terms of certain project proposals and contracts.

        On August 18, 2009, the Company amended its loan agreement dated as of January 14, 2004 with RBS Citizens, N.A. The amendment reduced the revolving line of credit from $90.0 million to $60.0 million, extended the termination date of the loan agreement from April 30, 2010 to April 30, 2012, and raised the commitment fee payable on the unused portion of the credit facility from 0.165% to 0.25%. In addition, under the amended credit facility, interest on borrowings is based upon LIBOR, instead of LIBOR or the prime rate at CRA's option, and is calculated using a margin over LIBOR ranging from 2.0% to 3.5%, an increase from the prior range of 0.75% to 1.5%. Borrowings under the credit facility are secured by 100% of the stock of certain of CRA's U.S. subsidiaries and 65% of the stock of CRA's foreign subsidiaries, which represents approximately $73.3 million in net assets as of November 28, 2009.

        As of November 28, 2009, the Company was in compliance with the covenants under the senior loan agreement.

9.     Employee Benefit Plans

        The Company maintains qualified defined-contribution plans under Section 401(k) of the Internal Revenue Code, covering substantially all U.S. employees who meet specified age and service requirements. Company contributions are made at the discretion of the Company, and cannot exceed the maximum amount deductible under applicable provisions of the Internal Revenue Code. Company contributions under these plans amounted to approximately $2.2 million for fiscal 2009, $2.7 million for fiscal 2008, and $2.4 million for fiscal 2007.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   Leases

        At November 28, 2009, the Company had the following minimum rental commitments for office space and equipment leases, all of which are under non-cancelable operating leases (in thousands):

Fiscal Year	Rental Commitments
2010	$20,114
2011	16,845
2012	15,893
2013	15,585
2014	15,025
Thereafter	13,442

$96,904
Future minimum rentals under sublease arrangements	(5,841)

$91,063

        Certain office leases contain renewal options which the Company may exercise at its discretion, which were not included in the amounts above. Rent expense was approximately $21.5 million for fiscal 2009, $23.4 million in fiscal 2008, and $19.3 million in fiscal 2007.

        The Company is party to standby letters of credit with its bank in support of the minimum future lease payments under leases for office space amounting to $0.5 million as of November 28, 2009.

11.   Net Income Per Share

        Basic net income per share represents net income divided by the weighted average shares of common stock outstanding during the period. Diluted net income per share represents net income divided by the weighted average shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents arise from stock options, unvested restricted shares, and shares underlying CRA's debentures using the treasury stock method. Under the treasury stock method, the amount the Company will receive for the stock awards, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in common stock when the award becomes deductible are assumed to be used to repurchase shares at the average share price for each fiscal period. A reconciliation of basic to diluted weighted average shares of common stock outstanding is as follows (in thousands):

	Fiscal Year
	2009	2008	2007
Basic weighted average shares outstanding	10,608	10,610	11,220
Common stock equivalents:
Stock options and restricted stock	110	237	459
Shares underlying the debentures	—	57	470

Diluted weighted average shares outstanding	10,718	10,904	12,149

        The primary reason for the decrease in basic weighted average shares outstanding for the fifty-three weeks ended November 29, 2008 is the weighted average impact of the repurchase of 370,265 shares by CRA during fiscal 2008.

        Since CRA is obligated to settle the par value of the convertible debentures in cash, the Company is not required to include any shares underlying the convertible debentures in its diluted weighted

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

average shares outstanding until the average stock price per share for the quarter exceeds the $40 conversion price and only to the extent of the additional shares CRA may be required to issue in the event CRA's conversion obligation exceeds the principal amount of the debentures converted. At such time, only the number of shares that would be issuable (under the "treasury" method of accounting for share dilution) are included, which is based upon the amount by which the average stock price exceeds the conversion price. Based on 1,563,250 shares underlying the convertible debentures as of November 28, 2009, for the first $1 per share that CRA's average stock price exceeds the $40 conversion price of the debentures, CRA will include approximately 38,000 additional shares in CRA's diluted share count. For the second $1 per share that CRA's average stock price exceeds the $40 conversion price, CRA will include approximately 37,000 additional shares, for a total of approximately 74,000 shares, in CRA's diluted share count, and so on, with the additional shares' dilution falling for each $1 per share that CRA's average stock price exceeds $40 if the stock price rises further above $40 (see table below).

"TREASURY" METHOD OF ACCOUNTING FOR SHARE DILUTION

Conversion Price:	$40
Number of Underlying Shares:	1,563,250

Formula:	Number of extra dilutive shares created = ((Stock Price - Conversion Price) * Underlying Shares)/Stock Price
Condition:	Only applies when share price exceeds $40

Stock Price	Conversion Price	Price Difference	Include in Share Count	Per $1 Share Dilution
$40.	$40.	$0.	—	—
$41.	$40.	$1.	38,128	38,128
$42.	$40.	$2.	74,440	37,220
$45.	$40.	$5.	173,694	34,739
$50.	$40.	$10.	312,650	31,265
$55.	$40.	$15.	426,341	28,423
$60.	$40.	$20.	521,083	26,054
$65.	$40.	$25.	601,250	24,050
$70.	$40.	$30.	669,964	22,332

        The number of shares underlying the debentures for fiscal 2007 and the twelve weeks ended February 15, 2008 were based on 2,250,000 shares underlying the convertible debentures. The average stock price for fiscal year ending November 28, 2009 was $25 per share. For the fiscal year ending November 28, 2009, there were no diluted weighted average shares outstanding for the underlying debentures because the average stock price was below $40 for each fiscal quarter of fiscal 2009. The average stock price for the fiscal year ending November 29, 2008 was $36 per share. Included in the diluted weighted average shares outstanding for the fiscal year ending November 29, 2008 were 57,000 shares underlying the debentures because the average stock price for the twelve weeks ended February 15, 2008 was $45, while in the remaining quarters of fiscal 2008, the average stock price was below $40. The average stock price for the fiscal year ending November 24, 2007 was approximately $51 per share. Therefore, 470,000 shares underlying the debentures were included in the diluted weighted average shares outstanding for the fiscal year ending November 24, 2007.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        For the years ended November 28, 2009, November 29, 2008, and November 24, 2007, the anti-dilutive share-based awards were 977,954, 632,452, and 326,482, respectively.

12.   Common Stock

        Issuances of Common Stock in Connection with Business Acquisitions.    The Company issued common stock in connection with the acquisitions completed in fiscal 2009, fiscal 2008, and fiscal 2007. The following is a summary of common stock issued in connection with business acquisitions including shares issued pursuant to earn-out arrangements:

	Fiscal Year
Issuance	2009	2008	2007
	(in thousands, except per share data)
Shares	11,201	15,046	12,688
Amount	$280	$542	$618

        The restricted shares issued in connection with all of these acquisitions are fully vested and held in escrow until the sales restrictions placed on them have lapsed.

        Share-Based Compensation.    Approximately $6.5 million, $6.3 million, and $5.5 million of share-based compensation expense was recorded in fiscal 2009, fiscal 2008, and fiscal 2007, respectively, as an increase to common stock for share-based payment awards made to the Company's employees and directors, based on the estimated grant date fair values of stock options and restricted stock awards vesting during the period.

        CRA also recorded $0.2 million, $0.4 million, and $72,000 for fiscal 2009, fiscal 2008, and fiscal 2007, respectively, in stock compensation expense for options granted to non-employee experts.

        Restricted Share Vesting.    In fiscal 2009, fiscal 2008 and fiscal 2007, 107,794, 55,435 and 29,321 restricted shares vested, respectively. CRA redeemed 33,091, 8,520 and 8,087 of the restricted shares that vested from the holders in order to pay $0.8 million, $0.7 million, and $0.4 million of employee minimum tax withholdings.

        Common Stock Repurchases and Retirements.    In July 2006 and June 2007, the Company announced that its Board of Directors authorized a multi-year stock repurchase program of up to a total of 500,000 and 1,500,000 shares of its common stock, respectively. During fiscal 2008 and fiscal 2007, the Company repurchased 369,047 and 1,172,286 shares of its common stock under the stock repurchase programs at an aggregate price of approximately $11.8 million and $56.7 million, respectively. In addition, during fiscal 2009, fiscal 2008, and fiscal 2007, the Company repurchased 4,087, 1,218, and 14,899 shares of its common stock from non-employee experts or employees, respectively, based on the contractual right of first purchase contained in the shareholders' stock purchase agreement with the Company.

        Exercise of Stock Options.    During fiscal 2009, 5,000 options were exercised for $0.1 million of proceeds. During fiscal 2008, 96,794 options were exercised for $2.2 million of proceeds. During fiscal 2007, 455,123 options were exercised for $11.7 million of proceeds.

        Tax Benefit (Deficit) on Stock Option Exercises and Restricted Share Vesting.    The Company recorded a tax deficit on stock options exercises and restricted share vestings of $0.6 million as a decrease to its common stock in fiscal 2009. The Company recorded a tax benefit on stock option exercises and restricted share vestings of $0.2 million and $3.4 million as an increase to common stock in fiscal 2008 and fiscal 2007, respectively.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   Share-Based Compensation

        CRA utilizes the straight-line attribution method for recognizing share-based compensation expense. CRA recorded $6.6 million, $6.3 million, and $5.5 million of compensation expense in fiscal 2009, fiscal 2008, and fiscal 2007, respectively, for share-based payment awards consisting of stock options and restricted stock awards issued based on the estimated grant date fair values. Compensation expense, net of tax, was $3.9 million, $4.0 million, and $3.6 million in fiscal 2009, fiscal 2008, and fiscal 2007, respectively, for share-based payment awards made to the Company's employees and directors consisting of stock options and restricted stock awards issued based on the estimated fair values. In addition, the Company recorded $0.2 million, $0.4 million, and $72,000 of share-based compensation expense in fiscal 2009, fiscal 2008, and fiscal 2007, respectively, for share-based payment awards consisting of stock options and restricted share awards issued to non-employees.

        The weighted average fair market value using the Black-Scholes option-pricing model of the options granted was $7.78, $13.30, and $16.90 for fiscal 2009, fiscal 2008, and fiscal 2007, respectively. The fair market value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Year
	2009	2008	2007
Risk-free interest rate	2.1%	2.9%	4.7%
Expected volatility	48%	45%	34%
Weighted average expected life (in years)	4.50	4.00	4.00
Expected dividends	—	—	—

        The risk-free interest rate is based on U.S. Treasury interest rates whose term is consistent with the expected life of the stock options. Expected volatility and expected life are based on the Company's historical experience. Expected dividend yield was not considered in the option pricing formula since CRA does not pay dividends and has no current plans to do so in the future. The forfeiture rate used was based upon historical experience. CRA may adjust the estimated forfeiture rate based upon actual experience.

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

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        During fiscal 2009, the Company implemented a long-term incentive program ("LTIP") for certain key employees. Under this program, participants are eligible for stock options, restricted stock units, and performance based restricted stock units. The program is designed to reward key employees and provide participants the opportunity to share in the long-term growth of the Company. During fiscal 2009, the Company made an initial grant of options, restricted stock units, and performance based restricted stock units under this program. The awards were granted under the 2006 Incentive Plan and are included in the discussion below.

        The following is a rollforward of the maximum number of shares issuable under the 2006 Incentive Plan as of November 28, 2009:

	Actual Shares	Shares Using Fungibility Ratio
Maximum shares of common stock issuable under the 2006 Incentive Plan		1,368,333
Restricted shares or units granted/reserved through March 12, 2008	471,827	(849,289)
Restricted shares or units granted/reserved on or after March 12, 2008	276,904	(609,189)
Cancellation of restricted shares or units through March 12, 2008	71,893	129,407
Cancellation of restricted shares or units on or after March 12, 2008	1,469	3,232
Options granted		(231,318)
Options cancelled		356,227
Options forfeited		10,000

Shares available for grant under the 2006 Incentive Plan		177,403

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

        In addition, under the Company's 2004 Nonqualified Inducement Stock Option Plan, options to purchase 359,420 shares have been granted. With the adoption of the 2006 Incentive Plan, no new options will be granted under the 2004 Nonqualified Inducement Stock Option Plan.

        On May 18, 2009, the Company adopted the 2009 Nonqualified Inducement Stock Option Plan. There are 250,000 shares available for issuance pursuant to stock option grants under the 2009 Nonqualified Inducement Stock Option Plan. During fiscal 2009, options to purchase 200,000 shares were granted. Each option vests over four years, has a term of seven years, and an exercise price equal to $50.00 per share. There are an additional 50,000 options available for grant under this plan.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        A summary of option activity from all plans is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at November 29, 2008	1,036,257	$33.44
Fiscal 2009:
Granted	306,421	41.01
Exercised	(5,000)	22.50
Forfeited	(43,495)	34.64

Outstanding at November 28, 2009	1,294,183	35.23	4.82	$1,986

Options exercisable at November 28, 2009	963,262	$33.14	4.22	$1,971

        The aggregate intrinsic value of stock options exercised was approximately $26,000, $1.5 million, and $11.0 million, for fiscal 2009, fiscal 2008, and fiscal 2007, respectively. The following table summarizes options outstanding and options exercisable as of November 28, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at November 28, 2009	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number Exercisable at November 28, 2009	Weighted-Average Exercise Price
$ 8.88 - 22.81	269,613	2.49	$16.94	269,613	$16.94
$24.11 - 32.09	205,159	5.71	$27.51	98,738	$31.18
$32.26 - 32.26	235,597	4.45	$32.26	235,597	$32.26
$34.02 - 48.85	167,250	5.36	$40.45	150,625	$40.29
$50.00 - 50.00	200,000	6.58	$50.00	—	—
$50.01 - 53.72	216,564	5.25	$50.88	208,689	$50.83

Total	1,294,183	4.82	$35.23	963,262	$33.14

        The following table summarizes the status of CRA's non-vested options since November 29, 2008:

	Non-vested Options
	Number of Shares	Weighted-Average Fair Value
Non-vested at November 29, 2008	108,315	$14.70
Granted	306,421	7.78
Vested	(75,190)	15.15
Forfeited	(8,625)	15.91

Non-vested at November 28, 2009	330,921	$8.30

        The total fair value of options vested was $1.1 million, $3.6 million, and $3.4 million at November 28, 2009, November 29, 2008, and November 24, 2007, respectively. As of November 28, 2009, there was $2.4 million of total unrecognized compensation cost related to non-vested stock options granted. That cost is expected to be recognized over a weighted-average period of 3.5 years.

        CRA grants restricted stock awards, which are subject to the execution of a restricted stock agreement. Generally, these shares will vest in four equal annual installments beginning on the first

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

anniversary of the date of grant. Total unrecognized compensation cost related to restricted stock was $11.4 million, which is expected to be recognized over a weighted-average period of 2.3 years.

        The following table summarizes the status of CRA's non-vested restricted stock awards and units since November 29, 2008:

	Non-vested Restricted Stock and Units
	Number of Shares	Weighted-Average Fair Value
Non-vested at November 29, 2008	384,429	$42.37
Granted	132,857	22.38
Vested	(107,865)	45.35
Forfeited	(8,658)	41.24

Non-vested at November 28, 2009	400,763	$35.20

        All of the restricted shares the Company has granted in fiscal 2009 contain a right of first refusal provision, which gives CRA the right to repurchase, at a recent closing price, any shares that the stockholder wishes to sell. As of November 28, 2009, there were 24,977 vested shares outstanding that include the right of first refusal provision.

        Performance share awards are valued at the fair value of CRA stock as of the grant date and expense is recognized based on the number of shares expected to vest under the terms of the award under which they are granted. As of November 28, 2009, approximately 73,000 performance based awards were earned upon the achievement of certain financial performance goals for fiscal 2009 and will be distributed in fiscal 2010. In addition, up to approximately 71,000 shares will become payable only upon achievement of certain financial performance goals, including revenue and profits, for a measurement period falling within the fourth quarter of fiscal 2009 through the third quarter of fiscal 2013. The Company is obligated to pay the cash value of up to an additional approximately 71,000 shares if the performance during that period exceeds the Company's current expectations and the Company does not obtain shareholder approval for these additional shares. The Company also has outstanding commitments to make additional equity grants to certain employees of up to an aggregate of approximately 21,000 shares if performance factors contained in their offer letters are met.

        The Company has adopted the 1998 Employee Stock Purchase Plan. The Stock Purchase Plan authorizes the issuance of up to an aggregate of 243,000 shares of common stock to participating employees at a purchase price equal to 85% of fair market value on either the first or the last day of the one-year offering period under the Stock Purchase Plan. In fiscal 2009, fiscal 2008, and fiscal 2007, there were no offering periods under the Stock Purchase Plan and no shares were issued.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.   Business Segment and Geographic Information

        CRA operates in one business segment, which is consulting services. Revenue and long-lived assets by country, based on the physical location of the operation to which the revenues or the assets relate, are as follows (in thousands):

	Fiscal Year
	2009 (52 weeks)	2008 (53 weeks)	2007 (52 weeks)
Revenue:
United States	$224,504	$294,040	$289,090
United Kingdom	51,427	56,695	77,326
Australia	248	5,573	14,471
Other	25,460	20,443	13,758

Total foreign	77,135	82,711	105,555

	$301,639	$376,751	$394,645

	November 28, 2009	November 29, 2008	November 24, 2007
Long-lived assets (property and equipment, net):
United States	$12,798	$17,218	$18,247
United Kingdom	5,539	6,099	8,343
Australia	—	—	844
Other	713	398	498

Total foreign	6,252	6,497	9,685

	$19,050	$23,715	$27,932

15.   Income Taxes

        The components of income before provision for income taxes, minority interest, and equity method investment gain (loss) are as follows:

	Fiscal Year
	2009 (52 weeks)	2008 (53 weeks)	2007 (52 weeks)
	(In thousands)
Income before provision for income taxes, minority interest, and equity method investment gain (loss):
U.S.	$10,364	$36,409	$46,884
Foreign	4,926	(14,296)	1,121

Total	$15,290	$22,113	$48,005

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The components of income tax expense (benefit) have been recorded in the Company's financial statements as follows:

	Fiscal Year
	2009 (52 weeks)	2008 (53 weeks)	2007 (52 weeks)
	(In thousands)
Income tax expense excluding provision for income taxes related to minority interest, and equity method investment gain (loss),	$8,090	$13,761	$18,667
Tax deficit (benefit) on stock option exercises and restricted share vesting charged directly to common stock	556	(224)	(3,396)
Equity method investment gain (loss)	—	(254)	267
Foreign currency exchange gains on intercompany	—	—	197

	$8,646	$13,283	$15,735

        The provision (credit) for income taxes consists of the following:

	Fiscal Year
	2009	2008	2007
	(In thousands)
Currently payable:
Federal	$576	$13,152	$11,605
Foreign	1,245	470	459
State	158	4,340	4,197

	$1,979	$17,962	$16,261
Deferred:
Federal	4,487	(1,157)	2,308
Foreign	299	(2,167)	(360)
State	1,325	(877)	458

	$6,111	$(4,201)	$2,406

	$8,090	$13,761	$18,667

        A reconciliation of the Company's tax rates with the federal statutory rate is as follows:

	Fiscal Year
	2009	2008	2007
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	6.3	9.8	6.2
Foreign losses utilized	(7.3)	—	—
Losses not benefited	7.3	9.3	0.1
Foreign rate differential	3.7	4.9	0.1
Foreign dividend	—	2.3	—
Liquidation of foreign operation	1.5	—	—
Impact of NeuCo's tax charges (benefit)	3.1	(2.0)	—
Reduction of estimated tax liabilities	—	(0.4)	(4.1)
Other	3.3	3.3	1.6

	52.9%	62.2%	38.9%

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Components of the Company's deferred tax assets (liabilities) are as follows:

	November 28, 2009	November 29, 2008
	(In thousands)
Deferred tax assets:
Accrued compensation and related expense	$9,719	$14,218
Tax basis in excess of financial basis of net accounts receivable	1,958	3,884
Net operating loss carryforwards	5,789	6,331
Tax basis in excess of financial basis of fixed assets	3,419	2,578
Accrued expenses and other	2,961	—

Total gross deferred tax assets	23,846	27,011
Less: valuation allowance	(3,293)	(3,338)

Total deferred tax assets net of valuation allowance	20,553	23,673
Deferred tax liabilities:
Financial basis in excess of tax basis of intangible assets	3,138	898
Tax basis in excess of financial basis of debentures	8,370	6,459
Financial basis in excess of tax basis of equity investment	527	527
Other	—	603

Total deferred tax liabilities	12,035	8,487

Net deferred tax asset	$8,518	$15,186

        The net change in the total valuation allowance for the year ended November 28, 2009 was a decrease of approximately $45,000. This net change was primarily a result of a reduction in the valuation allowances recorded against net operating loss carryforwards utilized which were not previously benefited, net of additional valuation allowances against certain foreign operating losses and foreign tax credits. The net change in the total valuation allowance for the year ended November 29, 2008 was an increase of approximately $1.8 million. This net change was primarily a result of an increase in the valuation allowances recorded against foreign operating losses.

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

        At November 28, 2009, the Company has net operating loss carryforwards for federal and foreign tax purposes of $7.2 million and $11.1 million, respectively. The federal net operating losses include $5.9 million that was generated in fiscal 2009 and will begin to expire in 2029. The federal net operating losses include $1.3 million of losses incurred by an entity prior to its acquisition by CRA in fiscal 2004. These federal net operating losses are subject to an annual limitation of approximately $3.4 million as a result of Internal Revenue Code Section 382 and will begin to expire in 2017. The foreign operating losses also include approximately $2.4 million of pre-acquisition losses incurred by an entity acquired by CRA in fiscal 2005 and have an indefinite expiration period. The remaining $8.7 million were incurred in other jurisdictions and have an indefinite life, except for $0.6 million which will begin to expire in 2016.

        At November 28, 2009, the Company has foreign tax credit carryforwards of approximately $0.8 million which expire in 2018.

        ASC Topic 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of November 24, 2007	$1,107
Additions (reductions) for tax positions taken during prior years	33
Additions for tax positions taken during the current year	—
Settlements	(1,085)
Expiration of statutes of limitations	—

Balance as of November 29, 2008	$55

        During fiscal 2009, there were no material changes to the liability for uncertain tax positions. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $55,000. The Company reports accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of November 28, 2009, the Company's accrual for tax-related interest and penalties was not material. The Company reasonably expects reductions in the liability for unrecognized tax benefits of approximately $55,000 within the next twelve months because the statute of limitations is expected to expire.

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

        The number of years with open tax audits varies depending on the tax jurisdiction. The Company's major taxing jurisdiction is the United States. The Company is no longer subject to U.S. federal examinations by the Internal Revenue Service for years before fiscal 2006. The Company has recently been notified that the Internal Revenue Service plans to examine its fiscal 2007 U.S. federal tax return. The examination has not yet commenced and the outcome of this review cannot reasonably be predicted at this time. The HM Revenue and Customs has recently initiated a review of the UK subsidiary's fiscal 2006 and fiscal 2007 corporate tax returns. No adjustments have been proposed and the outcome of this review cannot reasonably be predicted at this time. The Company does not anticipate that any potential tax adjustments will have a significant impact on its financial position or results of operations.

        The Company has not provided for deferred income taxes or foreign withholding taxes on undistributed earnings from its foreign subsidiaries of approximately $9.6 million as of November 28, 2009 because such earnings are considered to be permanently reinvested. If the Company were to distribute its foreign earnings which are permanently reinvested, it would accrue additional tax expense of approximately $2 million.

16.   Related-Party Transactions

        The Company made payments to shareholders of the Company who performed consulting services exclusively for the Company in the amounts of $11.6 million in fiscal 2009, $15.2 million in fiscal 2008,

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and $10.1 million in fiscal 2007. These payments to exclusive non-employee experts are for consulting services performed for CRA's clients in the ordinary course of business.

17.   Commitments & Contingencies

        In connection with an acquisition completed in fiscal 2009, CRA agreed to pay incentive performance awards to certain employees of the acquired business, if specific performance targets are met in fiscal 2010 through fiscal 2012. In addition, in connection with an acquisition completed during fiscal 2006, CRA agreed to pay additional consideration, contingent upon the achievement of specific performance targets. CRA believes that it will have sufficient funds to satisfy any obligations related to the incentive performance awards and contingent consideration. CRA expects to fund these payments, if any, from existing cash resources, cash generated from operations, or financing transactions.

18.   Restructuring Charges

        During fiscal 2009, the Company incurred pre-tax expenses of $5.8 million associated principally with employee workforce reductions and office space reductions and moves designed to reduce its operating expenses and improve its utilization rate. The following is a summary of the restructuring charges incurred:

  •
  The Company completed an employee workforce reduction, which was designed to better align its workforce with market demand. During fiscal 2009, the Company recorded $3.4 million in employee separation costs, of which $2.0 million is included in cost of sales and $1.4 million is included in selling, general and administrative expenses.

  •
  During fiscal 2009, the Company moved an office from Hamburg, Germany to Frankfurt, Germany and reduced office space in Pasadena, California, Boston, Massachusetts, and Houston, Texas. The Company recorded expense for the difference between its future minimum lease payments and related exit costs from the date of closure through the end of the remaining lease term, net of expected future sublease rental income. This estimated expense required management to make assumptions regarding the estimate of the duration of future vacancy periods, the amount and timing of future settlement payments, and the amount and timing of potential sublease rental income. These office reductions and moves resulted in charges of $2.4 million during the fifty-two weeks ending November 28, 2009, of which $1.6 million is included in selling, general and administrative expenses and $0.8 million is included in depreciation and amortization.

        The restructuring expenses and reserve balance are as follows as of November 28, 2009 (in thousands):

	Divested Operations	Office Vacancies	Employee Workforce Reduction	Total Restructuring
Balance at November 29, 2008	$1,000	$318	$1,995	$3,313
Charges during the fiscal year ending November 28, 2009	—	2,433	3,392	5,825
Amounts paid during the fiscal year ending November 28, 2009	(970)	(616)	(4,201)	(5,787)
Adjustments and effect of foreign currency translation during the fiscal year ending November 28, 2009	25	23	80	128

Balance at November 28, 2009	$55	$2,158	$1,266	$3,479

        The $3.5 million restructuring liability as of November 28, 2009 is expected to be paid during fiscal 2010 through the end of the third quarter of fiscal 2015.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In addition, a foreign currency exchange loss of $0.4 million was recorded during the fifty-two weeks ending November 28, 2009 related to the divestiture of the Company's Australian-based operations.

19.   Quarterly Financial Data (Unaudited)

	Quarter Ended
	February 20, 2009 (12 weeks)	May 15, 2009 (12 weeks)	September 4, 2009 (16 weeks)	November 28, 2009 (12 weeks)
	(In thousands, except per share data)
Revenues	$65,821	$71,974	$89,262	$74,582
Gross profit	22,752	24,184	30,226	24,616
Income from operations	3,571	3,919	6,045	3,598
Income before provision for income taxes and minority interest	2,965	3,661	5,056	3,608
Minority interest	188	(18)	436	11
Net income	745	1,689	2,875	2,508
Basic net income per share	0.07	0.16	0.27	0.24
Diluted net income per share	0.07	0.16	0.27	0.23
Weighted average number of shares outstanding:
Basic	10,559	10,603	10,627	10,637
Diluted	10,657	10,683	10,751	10,768

	Quarter Ended
	February 15, 2008 (12 weeks)	May 9, 2008 (12 weeks)	August 29, 2008 (16 weeks)	November 29, 2008 (13 weeks)
	(In thousands, except per share data)
Revenues	$86,123	$93,843	$111,162	$85,623
Gross profit	29,206	29,114	37,560	29,608
Income from operations	5,247	334	10,166	4,245
Income before provision for income taxes, minority interest and equity method investment gain (loss)	5,816	406	10,626	5,265
Minority interest	—	—	—	36
Equity method investment gain (loss), net of tax	(8)	(87)	7	(275)
Net income (loss)	2,798	(852)	4,162	1,917
Basic net income (loss) per share	0.26	(0.08)	0.40	0.18
Diluted net income (loss) per share	0.25	(0.08)	0.39	0.18
Weighted average number of shares outstanding:
Basic	10,770	10,637	10,521	10,551
Diluted	11,401	10,637	10,764	10,681

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

        The amounts for the twelve weeks ended February 15, 2008 and May 9, 2008 are revised based upon the Company's completion of an independent, voluntary review of its historical practices regarding its accounting for acquisition-related earnout payments. Further information related to this voluntary review can be found in Note 2 of the Notes to Consolidated Financial Statements.