Form 10-Q
period 2010-02-19
CRA INTERNATIONAL, INC.
filed 2010-03-29
CIK 1053706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 19, 2010
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)  Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 25, 2010
Common Stock, no par value per share	11,040,782 shares

CRA International, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

CRA International, Inc.

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)

	Twelve Weeks Ended
	February 19, 2010	February 20, 2009
Revenues	$58,846	$65,821
Costs of services	40,454	43,069

Gross profit	18,392	22,752
Selling, general and administrative expenses	15,794	17,268
Depreciation and amortization	1,258	1,913

Income from operations	1,340	3,571
Interest income	79	157
Interest expense	(870)	(1,052)
Other income (expense)	(14)	(69)

Income before provision for income taxes	535	2,607
Provision for income taxes	(436)	(2,261)

Net income	99	346
Net loss attributable to noncontrolling interest, net of tax	167	188

Net income attributable to CRA International, Inc.	$266	$534

Net income per share attributable to CRA International, Inc.:
Basic	$0.02	$0.05

Diluted	$0.02	$0.05

Weighted average number of shares outstanding:
Basic	10,654	10,559

Diluted	10,835	10,657

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except share data)

	February 19, 2010	November 28, 2009
Assets
Current assets:
Cash and cash equivalents	$80,057	$82,806
Short-term investments	33,232	23,678
Accounts receivable, net of allowances of $7,083 in 2010 and $6,812 in 2009	49,089	60,200
Unbilled services	27,252	28,022
Prepaid expenses and other assets	17,357	18,381
Deferred income taxes	16,196	16,695

Total current assets	223,183	229,782
Property and equipment, net	18,155	19,050
Goodwill	141,165	141,964
Intangible assets, net of accumulated amortization of $4,574 in 2010 and $5,205 in 2009	4,139	6,162
Deferred income taxes, net of current portion	61	63
Other assets	25,203	25,090

Total assets	$411,906	$422,111

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$10,237	$13,425
Accrued expenses	52,379	56,951
Deferred revenue and other liabilities	8,472	7,002
Current portion of deferred compensation	221	889
Current portion of notes payable	700	700
Deferred income taxes	356	125

Total current liabilities	72,365	79,092
Notes payable, net of current portion	2,410	2,405
Convertible debentures payable, net	60,609	60,289
Deferred rent and other non-current liabilities	12,714	13,964
Deferred compensation	1,523	1,524
Deferred income taxes, net of current portion	8,334	9,122
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 10,695,955 and 10,639,249 shares issued and outstanding in 2010 and 2009, respectively	102,664	102,392
Receivables from employees	(1,581)	(1,854)
Retained earnings	157,055	156,789
Accumulated other comprehensive income (loss)	(5,641)	(3,215)

Total CRA International, Inc. shareholders' equity	252,497	254,112
Noncontrolling interest	1,454	1,603

Total shareholders' equity	253,951	255,715

Total liabilities and shareholders' equity	$411,906	$422,111

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Twelve Weeks Ended
	February 19, 2010	February 20, 2009
Operating activities:
Net income	$99	$346
Adjustments to reconcile net income to net cash provided by operating activities, net of effect of acquired business:
Depreciation and amortization	1,269	2,015
Loss on disposal of property and equipment	—	16
Deferred rent	(1,168)	(935)
Share-based compensation expenses	1,661	1,079
Excess tax benefits from share-based compensation	(45)	—
Deferred income taxes	569	333
Noncash interest from discount on convertible debentures	317	358
Foreign currency exchange loss	—	390
Changes in operating assets and liabilities, exclusive of acquisitions:
Accounts receivable	10,242	11,049
Unbilled services	375	6,575
Prepaid expenses and other assets	(46)	298
Accounts payable, accrued expenses, and other liabilities	(4,877)	2,785

Net cash provided by operating activities	8,396	24,309
Investing activities:
Purchase of property and equipment	(620)	(307)
Additional consideration relating to acquisitions, net	(739)	(746)
Sale of investments	23,739	—
Purchase of investments	(33,201)	—

Net cash used in investing activities	(10,821)	(1,053)
Financing activities:
Excess tax benefits from share-based compensation	45	—
Tax withholding payment reimbursed by restricted shares	(535)	(453)
Issuance of common stock upon exercise of stock options	225	—
Repurchase of common stock	(37)	(4)

Net cash used in financing activities	(302)	(457)
Effect of foreign exchange rates on cash and cash equivalents	(22)	136

Net increase (decrease) in cash and cash equivalents	(2,749)	22,935
Cash and cash equivalents at beginning of period	82,806	119,313

Cash and cash equivalents at end of period	$80,057	$142,248

Supplemental cash flow information:
Cash paid for income taxes	$114	$615

Cash paid for interest	$944	$1,190

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statement of Shareholders' Equity (unaudited)

(In thousands, except share data)

	Common Stock					CRA International, Inc. Shareholders' Equity
					Accumulated Other Comprehensive Income (Loss)
	Shares Issued	Amount	Receivables from Shareholders	Retained Earnings			Noncontrolling Interest	Total Shareholders' Equity
BALANCE AT NOVEMBER 28, 2009	10,639,249	$102,392	$(1,854)	$156,789	$(3,215)	$254,112	$1,603	$255,715
Net income (loss)	—	—	—	266	—	266	(167)	99
Foreign currency translation adjustment	—	—	—	—	(2,426)	(2,426)	—	(2,426)

Comprehensive income (loss)	—	—	—	266	(2,426)	(2,160)	(167)	(2,327)
Exercise of stock options	15,000	225	—	—	—	225	—	225
Share-based compensation expense for employees	—	1,576	—	—	—	1,576	—	1,576
Restricted share vesting	67,934	—	—	—	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(24,767)	(654)	—	—	—	(654)	—	(654)
Tax deficit on stock options and restricted share vesting	—	(903)	—	—	—	(903)	—	(903)
Payments received on notes receivable from shareholders	—	—	273	—	—	273	—	273
Shares repurchased	(1,461)	(37)	—	—	—	(37)	—	(37)
Share-based compensation expense for non-employees	—	65	—	—	—	65	—	65
Equity transactions of noncontrolling interest	—	—	—	—	—	—	18	18

BALANCE AT FEBRUARY 19, 2010	10,695,955	$102,664	$(1,581)	$157,055	$(5,641)	$252,497	$1,454	$253,951

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

2. Adoption of New Accounting Standards

Convertible Bonds

        In May 2008, the FASB issued guidance included in Accounting Standards Codification ("ASC") Topic 470-20, "Debt", formerly FASB Staff Position ("FSP") No. Accounting Principles Board Opinion 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)", which changes the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. The new provisions of ASC Topic 470-20 require the Company to recognize non-cash interest expense on the convertible senior subordinated debentures based on the market rate for similar debt instruments without the conversion feature. The effective interest rate for the first quarters of fiscal 2010 and fiscal 2009 was 5.6%. The new provisions of ASC Topic 470-20 are effective for fiscal years beginning on or after December 15, 2008, which is the Company's fiscal 2010, and must be applied on a retrospective basis. Upon retroactive adoption of ASC 470-20 during the first quarter of fiscal 2010, the Company recorded a cumulative after tax adjustment for prior years of $6.4 million, which represented a non-cash decrease in retained earnings as of November 28, 2009. Also, the carrying amount of the convertible debentures was retroactively adjusted to reflect a discount of approximately $12.6 million and a reduction of deferred financing costs of approximately $0.5 million, with offsetting increases in common stock of approximately $6.9 million and deferred tax liability of $5.2 million as of the date of issuance. The effect of adopting ASC Topic 470-20 is included in the accompanying condensed consolidated financial statements.

        For the first quarters of fiscal 2010 and fiscal 2009, the contractual interest, amortization of prepaid debt issuance costs, and amortization of the discount, included in interest expense was $0.8 million and $1.0 million, respectively. For the first quarters of fiscal 2010 and fiscal 2009, the incremental amortization of the discount included in interest expense as a result of adopting ASC Topic 470-20 was $0.3 million and $0.4 million, respectively. The adoption had a net impact on basic and diluted earnings in the first quarters of fiscal 2010 and fiscal 2009 of $0.02 per share.

Noncontrolling Interest

        In December 2007, the FASB issued guidance included in ASC Topic 810, "Consolidation" (formerly Statements of Financial Accounting Standards ("SFAS") No. 160). ASC Topic 810 establishes accounting and reporting standards for noncontrolling interests (previously referred to as "minority interests") in a subsidiary and for the deconsolidation of a subsidiary, to ensure consistency with the requirements of ASC Topic 805, "Business Combinations". ASC Topic 810 states that noncontrolling interests should be classified as a separate component of equity, and establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

2. Adoption of New Accounting Standards (Continued)

parent and the interests of the noncontrolling owners. The Company adopted the provisions of ASC Topic 810 during the first quarter of fiscal 2010 and the new presentation and disclosure requirements were applied retrospectively for all periods presented. Upon adoption, certain prior period amounts have been reclassified to conform to the current period financial statement presentation, including the reclassification of $1.6 million to shareholders' equity from non-current liabilities.

Business Combinations

        In December 2007, the FASB issued guidance included in ASC Topic 805 (formerly FSP SFAS No. 141R-1), which amends and clarifies SFAS No. 141R, "Business Combinations"). The new provisions of ASC Topic 805 require the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values if fair value can be reasonably estimated, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC Topic 450, "Contingencies". ASC Topic 805 also requires additional disclosure of information surrounding a business combination, such that users of the entity's financial statements can fully understand the nature and financial impact of the business combination. The new provisions of ASC Topic 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is the Company's fiscal 2010. An entity may not apply the new provisions of ASC Topic 805 before that date. The Company adopted the new provisions of ASC Topic 805 in the first quarter of fiscal 2010. For business combinations completed in the future, the application of the new provisions of this topic could have a significant impact on the Company's consolidated statement of operations and financial condition, the magnitude of which will depend on the specific terms and conditions of the transactions.

3. Unaudited Interim Condensed Consolidated Financial Statements and Estimates

        The condensed consolidated statements of operations for the twelve weeks ended February 19, 2010 and February 20, 2009, the condensed consolidated balance sheet as of February 19, 2010, the condensed consolidated statements of cash flows for the twelve weeks ended February 19, 2010 and February 20, 2009, and the condensed consolidated statement of shareholders' equity for the twelve weeks ended February 19, 2010, are unaudited. The November 28, 2009 consolidated balance sheet is derived from CRA's audited consolidated financial statements included in its Annual Report on Form 10-K as of that date and has been adjusted pursuant to Note 2. In the opinion of management, these statements include all adjustments necessary for a fair presentation of CRA's consolidated financial position, results of operations, and cash flows.

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

        The Company's ownership interest in NeuCo is 49.15% and combined with CRA's officers holding three Board of Director seats and other considerations, CRA's ownership constitutes control under GAAP. As a result, NeuCo's financial results have been consolidated with CRA and the portion of NeuCo's results allocable to its other owners is shown as "noncontrolling interest".

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

5. Fiscal Year

        CRA's fiscal year ends on the last Saturday in November, and accordingly, its fiscal year will periodically contain 53 weeks rather than 52 weeks. Both fiscal 2010 and fiscal 2009 are 52-week years. In a 52-week year, each of CRA's first, second, and fourth quarters includes twelve weeks, and its third quarter includes sixteen weeks. In a 53-week year, the fourth quarter includes thirteen weeks.

6. Cash Equivalents and Investments

        Cash equivalents consist principally of U.S. government obligations, funds holding only U.S. government obligations, money market funds, and corporate obligations with maturities when purchased of three months or less. Short-term investments generally consist of U.S. and Canadian government bonds and corporate obligations and have maturities when purchased of more than three months and less than one year. These short-term investments are classified as held-to-maturity. The carrying amount of instruments classified as cash equivalents and short-term investments are stated at amortized cost, which approximates fair value. As of February 19, 2010, short-term investments included $20.4 million in U.S. government bonds, $8.0 million in corporate obligations, and $4.8 million in Canadian government bonds. Long-term investments, if any, are intended to be held to maturity, and generally consist of government bonds with maturities of more than one year but less than two years.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Cash Equivalents and Investments (Continued)

        If a decline in fair value below the amortized cost basis of an investment is judged to be other-than-temporary, the cost basis of the investment is written down to fair value. For those investments for which the fair value of the investment is less than its amortized cost, the Company does not intend to sell such investment and it is more likely than not that it will not be required to sell such investment prior to the recovery of its amortized cost basis less any current period credit losses. The credit-related portion of other-than-temporary impairment losses is recognized in earnings while the noncredit-related portion is recognized in other comprehensive income, net of related taxes. During the first quarter of fiscal 2010, the Company did not write-down any investment balances.

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

        Revenues from the majority of the Company's fixed-price engagements are recognized on a proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. CRA derived 15.1% and 9.9% of revenues from fixed-price engagements in the twelve weeks ended February 19, 2010 and February 20, 2009, respectively. Project costs are based on the direct salary of the consultants on the engagement plus all direct expenses incurred to complete the engagement that are not reimbursed by the client. The proportional performance method is used since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and terms set forth in the contract, and are indicative of the level of benefit provided to CRA's clients. Fixed-price contracts generally include a termination provision that converts the agreement to a time-and-materials contract in the event of termination of the contract. CRA's management maintains contact with project managers to discuss the status of the projects and, for fixed-price engagements, management is updated on the budgeted costs and resources required to complete the project. These budgets are then used to calculate revenue recognition and to estimate the anticipated income or loss on the project. CRA has occasionally been required to commit unanticipated additional resources to complete projects, which have resulted in lower than anticipated income or losses on those contracts. CRA may experience

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Revenue Recognition (Continued)

similar situations in the future. Provisions for estimated losses on contracts are made during the period in which such losses become probable and can be reasonably estimated. To date, such losses have not been significant.

        Revenues also include reimbursable expenses, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. Reimbursable expenses are as follows (in thousands):

	Twelve Weeks Ended
	February 19, 2010	February 20, 2009
Reimbursable expenses	$8,266	$8,920

        CRA maintains accounts receivable allowances for estimated losses resulting from clients' failure to make required payments. The Company bases its estimates on historical collection experience, current trends, and credit policy. In determining these estimates, CRA examines historical write-offs of its receivables and reviews client accounts to identify any specific customer collection issues. If the financial condition of CRA's customers were to deteriorate, resulting in an impairment of their ability to make payment, or if disputes were to arise regarding the services provided, additional allowances may be required.

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

8. Goodwill

        Goodwill represents the purchase price of acquired businesses in excess of the fair market value of net assets acquired. In accordance with ASC Topic 350, "Goodwill and Other Intangible Assets", goodwill is not subject to amortization, but is monitored at least annually for impairment, or more frequently, as necessary, if there are other indicators of impairment. Any impairment would be measured based upon the fair value of the related asset. Under ASC Topic 350, in performing the first step of the goodwill impairment testing and measurement process, the Company compares its entity-wide estimated fair value to its net book value to identify potential impairment. Management estimates the entity-wide fair value utilizing the Company's market capitalization, plus an appropriate control premium. The Company utilizes a control premium which considers appropriate industry, market and other pertinent factors, including indications of such premiums from data on recent acquisition transactions. If the Company determines through the impairment evaluation process that goodwill has been impaired, an impairment charge would be recorded in the consolidated statement of operations. The Company completed the annual impairment test required as of November 28, 2009 and determined that there was no impairment. The Company will continue to closely monitor its market capitalization and in the event that the Company's average stock price subsequently declines and its market capitalization plus control premium declines below net book value and remains below book

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8. Goodwill (Continued)

value for a period we consider to be other-than-temporary, the Company will perform an evaluation of the carrying value of goodwill and other intangibles.

        The changes in the carrying amount of goodwill during the twelve weeks ended February 19, 2010, are as follows (in thousands):

Balance at November 28, 2009	$141,964
Goodwill adjustments related to acquisitions	(84)
Goodwill adjustments related to NeuCo	1,191
Effect of foreign currency translation and other adjustments	(1,906)

Balance at February 19, 2010	$141,165

9. Private Placement of Convertible Debt

        In 2004, CRA completed a private placement of $90.0 million of 2.875% convertible senior subordinated debentures due in 2034. During fiscal 2009 and fiscal 2008, the Company repurchased convertible debentures in the principal amount of approximately $27.5 million, on the open market. As of February 19, 2010, the principal amount of the convertible debentures totaled $62.5 million. The debentures are CRA's direct, unsecured senior subordinated obligations and rank junior in right of payment to CRA's existing bank revolving line of credit and any future secured indebtedness that CRA may designate as senior indebtedness. Pursuant to the terms of the indenture governing the debentures, since the closing stock price did not equal or exceed the $50 per share contingent conversion trigger price for 20 out of the 30 consecutive trading days ended on February 19, 2010, the market price conversion trigger was not satisfied and holders of the debentures are not able to exercise their right to convert the bonds during the second quarter of fiscal 2010. This test is repeated each fiscal quarter. To date, no conversions have occurred.

        The Company has a $60.0 million revolving line of credit, to mitigate the potential liquidity risk, and to provide funding if required, in the event of conversion by the debenture holders. The amounts available under the bank revolving line of credit are constrained by various financial covenants and reduced by certain outstanding letters of credit. CRA believes that in the event the contingent conversion trigger price is met, it is unlikely that a significant percentage of bondholders will exercise their right to convert because the debentures have traded at a premium over their conversion value. Since holders of the debentures are not able to exercise their right to convert the bonds as of February 19, 2010, CRA has classified the $60.6 million convertible debt as long-term debt as of February 19, 2010 in the accompanying condensed consolidated balance sheet. In addition, the line of credit gives CRA additional flexibility to meet any unforeseen financial requirements.

        The $60.6 million convertible debt balance as of February 19, 2010 represents the principal amount of $62.5 million, net of the unamortized debt discount totaling $1.9 million. The $60.3 million convertible debt balance as of November 28, 2009 represents the principal amount of $62.5 million, net of the unamortized debt discount totaling $2.2 million. The debt discount will be amortized through the third quarter of fiscal 2011. For both the first quarter of fiscal 2010 and the year ended fiscal 2009, the carrying amount of the equity component of the convertible debentures was $7.6 million and is included in common stock.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9. Private Placement of Convertible Debt (Continued)

        The contingent interest feature included in the debenture represents an embedded derivative that must be recorded at fair value. The Company has determined that the fair value of the contingent interest feature is de minimis as of February 19, 2010, based upon economic, market and other conditions in effect as of that date. There are no other embedded derivatives associated with the Company's convertible debentures.

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

	Twelve Weeks Ended
	February 19, 2010	February 20, 2009
Basic weighted average shares outstanding	10,654	10,559
Common stock equivalents:
Stock options and restricted shares	181	98

Diluted weighted average shares outstanding	10,835	10,657

        Since CRA is obligated to settle the par value of the convertible debentures in cash, the Company is not required to include any shares underlying the convertible debentures in its diluted weighted average shares outstanding until the average stock price per share for the quarter exceeds the $40 conversion price and only to the extent of the additional shares CRA may be required to issue in the event CRA's conversion obligation exceeds the principal amount of the debentures converted. At such time, only the number of shares that would be issuable (under the "treasury" method of accounting for share dilution) are included, which is based upon the amount by which the average stock price exceeds the conversion price. Since the average stock price was $26.17 for the twelve weeks ended February 19, 2010, no common stock equivalents for shares underlying the debentures were included in the diluted weighted average shares outstanding for the twelve weeks ended February 19, 2010. Since the average stock price was $24.57 for the twelve weeks ended February 20, 2009, no common stock equivalents for shares underlying the debentures were included in the diluted weighted average shares outstanding for the twelve weeks ended February 20, 2009.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

10. Net Income per Share (Continued)

        For the twelve weeks ended February 19, 2010 the anti-dilutive share based awards were 983,192. For the twelve weeks ended February 20, 2009 the anti-dilutive share based awards were 934,989.

        During the twelve weeks ended February 19, 2010, CRA granted restricted share awards representing 8,209 shares of its common stock that were not vested as of February 19, 2010.

11. Comprehensive Income

        A reconciliation of comprehensive income (loss) is as follows (in thousands):

	Twelve Weeks Ended
	February 19, 2010	February 20, 2009
Net income	$99	$346
Change in foreign currency translation	(2,426)	(2,857)

Comprehensive income (loss)	$(2,327)	$(2,511)
Comprehensive loss attributable to noncontrolling interest	167	188

Comprehensive income (loss) attributable to CRA International, Inc.	$(2,160)	$(2,323)

12. Income Taxes

        The Company's effective income tax rate was 81.5% and 86.7% for the twelve weeks ended February 19, 2010 and February 20, 2009, respectively. The effective tax rate in both periods was higher than the expected statutory rate primarily due to losses in foreign locations that provided no tax benefit. In addition, the effective rate in the first quarter of fiscal 2009 was unfavorably impacted by a non-recurring discrete item relating to the liquidation of the Company's Australian-based operations.

13. Accrued Expenses

        Accrued expenses consist of the following (in thousands):

	February 19, 2010	November 28, 2009
Compensation and related expenses	$45,233	$47,010
Payable to former shareholders	—	885
Income taxes payable	1,450	1,254
Accrued interest	374	859
Other	5,322	6,943

Total	$52,379	$56,951

14. Commitments & Contingencies

        In connection with an acquisition completed in fiscal 2009, CRA agreed to pay incentive performance awards to certain employees of the acquired business, if specific performance targets are

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

14. Commitments & Contingencies (Continued)

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

15. Restructuring Charges and Subsequent Events

        During fiscal 2009 and fiscal 2008, the Company recorded restructuring charges associated principally with the divesture of its Australian and New Zealand-based operations and capital projects practice, office vacancies, and employee workforce reductions. The reserve balance for the quarter ended February 19, 2010 is as follows (in thousands):

	Divested Operations	Office Vacancies	Employee Workforce Reduction	Total Restructuring
Balance at November 28, 2009	$55	$2,158	$1,266	$3,479
Amounts paid in the fiscal year to date period ending February 19, 2010	—	(312)	(141)	(453)
Adjustments and effect of foreign currency translation in the fiscal year to date period ending February 19, 2010	—	(20)	(39)	(59)

Balance at February 19, 2010	$55	$1,826	$1,086	$2,967

        During the first quarter of fiscal 2009, the Company completed an employee workforce reduction and recorded $0.8 million in employee separation costs, of which $0.5 million is included in cost of sales and $0.3 million is included in selling, general and administrative expenses. The restructuring expenses for the first quarter of fiscal 2009 and the reserve balance for the quarter ended February 20, 2009 are as follows (in thousands):

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

        In addition, during the first quarter of fiscal 2009, the Company liquidated its Australian-based operations. The divestiture of this operation resulted in a foreign currency exchange loss of $0.4 million.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

15. Restructuring Charges and Subsequent Events (Continued)

        Also, on March 14, 2010, the Company committed to a plan to close its Houston, Texas office, restructure select practice areas, and better align staffing levels with revenue. As a result of this plan, the Company is taking steps to reduce consultant headcount by 36 positions and eliminate support staff positions. These actions were designed to reduce costs, increase utilization, and improve the Company's profitability and competitive position.

        The Company began these actions and expects them to be completed during the second quarter of fiscal 2010. The Company expects to record a restructuring charge in the approximate range of $4.9 million to $5.5 million in the second quarter of fiscal 2010 related to one-time termination benefits, facility-related charges, asset write-downs and other potential charges. The Company has not finalized the employee separation costs and other costs associated with these actions or the offsetting benefits the Company may have as a result of these actions. Accordingly, the Company will provide an estimate of any additional costs, as well as the total amount or range of amounts expected to be incurred, and an estimate of the associated cash expenditures, when they have been determined.

        The restructuring charge that the Company expects to incur in connection with the restructuring is subject to a number of assumptions, and actual results may materially differ. The Company may also incur other material charges not currently contemplated due to events that may occur as a result of, or associated with, the restructuring plan.

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

Economic Conditions

        Our business has been affected by the global economic recession, as clients for some of our larger litigation cases requested us to slow down the pace of work, and some of our management consulting clients delayed new projects. We continue to focus on business development and client-facing activities, including recruiting senior-level consultants. However, in order to more closely align our costs and staffing levels with our revenue, additional actions were required. These actions were carefully targeted so as not to jeopardize longer-term growth prospects in both our core and emerging practices. We are taking steps in the second quarter of fiscal 2010 to reduce consultant headcount and eliminate support staff positions, and we completed a series of initiatives in fiscal 2009 and fiscal 2008. These initiatives include reducing our workforce, consolidating, reducing, moving, or closing some of our offices, divesting some of our underperforming practices, and eliminating other expenses based on an evaluation of our current administrative practices and infrastructure. For additional information on these initiatives, refer to Note 15 in our Notes to Condensed Consolidated Financial Statements.

Critical Accounting Policies and Significant Estimates

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

        Revenues also include reimbursable expenses, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. Reimbursable expenses are as follows (in thousands):

	Twelve Weeks Ended
	February 19, 2010	February 20, 2009
Reimbursable expenses	$8,266	$8,920

        Our normal payment terms are 30 days from the invoice date. For the twelve weeks ended February 19, 2010, and February 20, 2009 our average days sales outstanding, or DSOs, were 103 days and 100 days. We calculate DSOs by dividing the sum of our accounts receivable and unbilled services balance, net of deferred revenue, at the end of the quarter by average daily revenues. Average daily revenues are calculated by dividing quarter revenues by the number of days in a quarter. Our project managers and finance personnel monitor payments from our clients and assess any collection issues. We maintain accounts receivable allowances for estimated losses resulting from clients' failure to make required payments. We base our estimates on our historical collection experience, current trends, and credit policy. In determining these estimates, we examine historical write-offs of our receivables and review client accounts to identify any specific customer collection issues. If the financial condition of our customers were to deteriorate or disputes were to arise regarding the services provided, resulting in an impairment of their ability to make payment, additional allowances may be required. A failure to estimate accurately the accounts receivable allowances and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition, and results of operations. As of February 19, 2010, and November 28, 2009, $7.1 million and $6.8 million were provided for accounts receivable allowances, respectively.

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

        Valuation of Goodwill and Other Intangible Assets.    We account for our acquisitions under the purchase method of accounting. Goodwill represents the purchase price of acquired businesses in excess of the fair market value of net assets acquired. Intangible assets consist principally of non-competition agreements, which are amortized on a straight-line basis over the related estimated lives of the agreements (eight to ten years), as well as customer relationships, customer lists, and trademarks, which are generally amortized on a straight-line basis over their remaining useful lives (four to ten years).

        The goodwill amount for acquisitions is initially recorded based upon a preliminary estimated purchase price allocation and is subject to change. Any preliminary purchase price allocation is based upon our estimate of fair value, and is finalized as we receive other information relevant to the acquisition.

        In accordance with Accounting Standards Codification ("ASC") Topic 350, "Intangibles-Goodwill and Other", goodwill and intangible assets with indefinite lives are not subject to amortization, but are monitored annually for impairment, or more frequently, if there are indicators of impairment. Any impairment would be measured based upon the fair value of the related asset. Under ASC Topic 350, in performing the first step of the goodwill impairment testing and measurement process, we compare our entity-wide estimated fair value to net book value to identify potential impairment. We estimate the entity-wide fair value utilizing our market capitalization, plus an appropriate control premium. We utilize a control premium which considers appropriate industry, market and other pertinent factors, including indications of such premiums from data on recent acquisition transactions. If we determine through the impairment evaluation process that goodwill has been impaired, we would record the impairment charge in our consolidated statement of operations.

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

        There were no impairment losses related to goodwill or intangible assets during the twelve weeks ended February 19, 2010. We will continue to closely monitor our market capitalization and in the event that our average stock price subsequently declines and our market capitalization plus control premium declines below net book value and remains below book value for a period we consider to be other-than-temporary, we will perform an evaluation of the carrying value of goodwill and other intangibles.

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

        Our financial statements contain certain deferred tax assets and liabilities that result from temporary differences between book and tax accounting, as well as net operating loss carryforwards. ASC Topic 740, "Income Taxes," requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The decision to record a valuation allowance requires varying degrees of judgment based upon the nature of the item giving rise to the deferred tax asset. As a result of operating losses incurred in certain of our foreign subsidiaries, and uncertainty as to the extent and timing of profitability in future periods, we recorded valuation allowances in certain of these foreign subsidiaries based on the facts and circumstances affecting each subsidiary. Had we not recorded these allowances, we would have reported a lower effective tax rate than was recognized in our statements of operations in fiscal 2009 and during the first twelve weeks of fiscal 2010. If the realization of deferred tax assets is considered more likely than not, an adjustment to the net deferred tax assets would increase net income in the period such determination was made. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is possible that changes in these estimates could materially affect our financial condition and results of operations.

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

        The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several different tax jurisdictions. We are periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, we record estimated reserves for probable exposures. Based on our evaluation of current tax positions, we believe we have appropriately accrued for probable exposures. The IRS is currently conducting an examination of fiscal 2007. Audit field work began in late February 2010. Additionally, HM Revenue and Customs is reviewing our UK subsidiary's fiscal 2006 and fiscal 2007 corporate tax returns. No adjustments have been proposed and the outcome of these reviews cannot reasonably be predicted at this time.

Adoption of New Accounting Standards

        In May 2008, the FASB issued guidance included in ASC Topic 470-20, "Debt" (formerly FASB Staff Position No. Accounting Principles Board Opinion 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)", which changes the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. Under ASC Topic 470-20, we are required to recognize non-cash interest expense on our convertible senior subordinated debentures based on the market rate for similar debt instruments without the conversion feature. ASC Topic 470-20 is effective for fiscal years beginning on or after December 15, 2008 and must be applied on a retrospective basis. Upon retroactive adoption of ASC 470-20 in fiscal 2010 during the first quarter of fiscal 2010, we recorded a cumulative after tax adjustment for prior years of $6.4 million, which represented a non-cash decrease in retained earnings as of November 28, 2009. Also, the carrying amount of the convertible debentures was retroactively adjusted to reflect a discount of approximately $12.6 million and a reduction of deferred financing costs by approximately $0.5 million, with offsetting increases in common stock of approximately $6.9 million and deferred tax liability of $5.2 million as of the date of issuance. Under 470-20, in fiscal 2010, we expect to record incremental non-cash interest expense of approximately $1.4 million. The effect of adopting ASC Topic 470-20 is included in the condensed consolidated financial statements.

        In December 2007, the FASB issued guidance included in ASC Topic 810, "Consolidation" (formerly Statements of Financial Accounting Standards ("SFAS") No. 160). ASC Topic 810 establishes accounting and reporting standards for noncontrolling interests (previously referred to as "minority interests") in a subsidiary and for the deconsolidation of a subsidiary, to ensure consistency with the requirements of ASC Topic 805, "Business Combinations". ASC Topic 810 states that noncontrolling interests should be classified as a separate component of equity, and establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. We adopted the provisions of ASC Topic 810 during the first quarter of fiscal 2010 and the new presentation and disclosure requirements were applied retrospectively for all periods presented. Upon adoption, certain prior period amounts have been reclassified to conform to the current period financial statement presentation, including the reclassification of $1.6 million to shareholders' equity from non-current liabilities.

        In December 2007, the FASB issued guidance included in ASC Topic 805 (formerly FASB Staff Position SFAS No. 141R-1, which amends and clarifies SFAS No. 141R, "Business Combinations"). The new provisions of ASC Topic 805 require the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values if fair value can be reasonably estimated, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC Topic 450, "Contingencies". ASC Topic 805 also requires additional disclosure of information surrounding a business combination, such that users of the entity's financial statements can fully understand the nature and financial impact of the business combination. The new provisions of ASC Topic 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is our fiscal 2010. An entity may not apply the new provisions of ASC Topic 805 before that date. We adopted the new provisions of ASC Topic 805 during the first quarter of fiscal 2010. For business combinations completed in the future, the application of the new provisions of this topic could have a significant impact on our consolidated statement of operations and financial condition, the magnitude of which will depend on the specific terms and conditions of the transactions.

Results of Operations—For the Twelve Weeks Ended February 19, 2010 and February 20, 2009

        The following table provides operating information as a percentage of revenues for the periods indicated:

	Twelve Weeks Ended
	February 19, 2010	February 20, 2009
Revenues	100.0%	100.0%
Costs of services	68.7	65.4

Gross profit	31.3	34.6
Selling, general and administrative expenses	26.8	26.2
Depreciation and amortization	2.1	2.9

Income from operations	2.4	5.5
Interest income	0.1	0.2
Interest expense	(1.5)	(1.6)
Other income (expense)	(0.1)	(0.1)

Income before provision for income taxes	0.9	4.0
Provision for income taxes	(0.7)	(3.5)

Net income	0.2	0.5
Net loss attributable to noncontrolling interest, net of tax	0.3	0.3
Net income attributable to CRA International, Inc.	0.5%	0.8%

Results of Operations—Twelve Weeks Ended February 19, 2010, Compared to Twelve Weeks Ended February 20, 2009

        Revenues.    Revenues decreased $7.0 million, or 10.6%, to $58.8 million for the first quarter of fiscal 2010 from $65.8 million for the first quarter of fiscal 2009. Our revenue decline was primarily the result of a decrease in market demand and the global economic recession. Another factor contributing to our revenue decline, to a lesser extent, was the decrease in client reimbursable expenses. Client reimbursable expenses are pass-through expenses that carry little to no margin. These decreases in revenue were partially offset by an increase in revenue due to revenue generated by our acquisition of substantially all of the assets of Marakon Associates during the third quarter of fiscal 2009, increased billing rates for our employee consultants, which went into effect during the first quarter of fiscal 2010, and an increase in the reported amount of our foreign currency denominated revenue in the first quarter of fiscal 2010 due to the weakening of the U.S. dollar relative to the British pound and other foreign currencies.

        The total number of employee consultants decreased to 588 as of the end of the first quarter of fiscal 2010 from 595 as of the end of the first quarter of fiscal 2009. Utilization decreased to 60% for the first quarter of fiscal 2010 from 68% for the first quarter of fiscal 2009. As a result of the reduced revenue and utilization, on March 14, 2010, we committed to a plan to close our Houston office, restructure selected practice areas, and better align staffing levels with our revenue. As a result of this plan, we are taking steps to reduce consultant headcount by 36 positions and eliminate support staff positions. These actions were designed to reduce costs, increase utilization, and improve our profitability and competitive position.

        In the first quarter of fiscal 2010, nearly all of our practices in both our litigation, regulatory, and financial consulting and management consulting areas experienced revenue declines compared to the first quarter of fiscal 2009. Clients have been reluctant to spend, thus lengthening the time to close new engagements, and this has impacted all areas of our business. In the management consulting practices, projects completed in our fourth quarter of fiscal 2009 were not immediately replaced in the first quarter of fiscal 2010. In the litigation, regulatory, and financial consulting practices, work in our current pipeline related to the financial meltdown ramped up slowly and some practices experienced delays in existing projects proceeding through the court system and regulatory agencies. Revenue generated by our acquisition of substantially all of the assets of Marakon Associates partially offset our overall revenue decline.

        Overall, revenues outside of the U.S. represented approximately 26% of total revenues for the first quarter of fiscal 2010, compared with 21% of total revenues for the first quarter of fiscal 2009, which is due primarily to a higher revenue decline in the U.S. Although revenue declined in all regions, the revenue decline outside of the U.S. was partially offset by an increase in the reported amount of our foreign currency denominated revenue in the first quarter of fiscal 2010 because of the weakening of the U.S. dollar relative to the British pound, and a greater contribution in revenue related to the acquisition of substantially all of the assets of Marakon Associates. Revenues derived from fixed-price engagements increased to 15.1% of total revenues for the first quarter of fiscal 2010 compared with 9.9% for the first quarter of fiscal 2009. The increase in revenues from fixed-price engagements is due primarily to the acquisition of substantially all of the assets of Marakon Associates.

        Costs of Services.    Costs of services decreased $2.6 million, or 6.1%, to $40.5 million for the first quarter of fiscal 2010 from $43.1 million for the first quarter of fiscal 2009. The decrease in costs of services is mainly due to a decrease in compensation expense for our employee consultants of $1.3 million, or 3.9%. Included in the decrease in compensation expenses are $0.5 million of employee separation and other compensation costs related to the workforce reduction completed during the first quarter of fiscal 2009. In addition, client reimbursable expenses decreased by $0.7 million, or 7.3%, to $8.3 million for the first quarter of fiscal 2010 from $8.9 million for the first quarter of fiscal 2009. Partially offsetting these decreases are increases in costs of services as a result of acquiring substantially all of the assets of Marakon Associates and the weakening of the U.S dollar relative to the British pound and other foreign currencies. As a percentage of revenues, costs of services increased to 68.7% for the first quarter of fiscal 2010 from 65.4% for the first quarter of fiscal 2009. The increase in costs of services as a percentage of revenue is due to an increase in compensation expense as a percentage of revenue of 2.8% and client reimbursable expenses as a percentage of revenue of 0.5%, which was primarily a result of lower revenue in the first quarter of fiscal 2010 compared with the first quarter of fiscal 2009.

        As mentioned previously, on March 14, 2010, we committed to a plan to close our Houston, Texas office, restructure select practice areas, and better align staffing levels with revenue. As a result of this plan, we are taking steps to reduce consultant headcount by 36 positions and eliminate support staff positions. These actions were designed to reduce costs, increase utilization, and improve our profitability and competitive position. We anticipate that these restructuring activities will result in a charge during the second quarter of fiscal 2010 of approximately $4.9 million to $5.5 million in cost of services and selling, general, and administrative expenses.

        Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses decreased by $1.5 million, or 8.5%, to $15.8 million for the first quarter of fiscal 2010 from $17.3 million for the first quarter of fiscal 2009. The decrease in selling, general, and administrative expenses is largely due to a decrease in compensation expense due to a reduction in support staff and a decrease in commissions to non-employee experts. As a percentage of revenues, selling, general, and administrative expenses increased slightly to 26.8% for the first quarter of fiscal 2010 from 26.2% for the first quarter of fiscal 2009, which was primarily a result of lower revenue in the first quarter of fiscal 2010 compared with the first quarter of fiscal 2009.

        Depreciation and Amortization.    Depreciation and amortization decreased by $0.7 million, or 34.2%, to $1.3 million for the first quarter of fiscal 2010 from $1.9 million for the first quarter of fiscal 2009. The decrease is largely due to a decrease in leasehold improvements and computer equipment due to office closures and reduced headcount.

        Interest Income.    Interest income decreased by $78,000 to $79,000 for the first quarter of fiscal 2010 from $157,000 for the first quarter of fiscal 2009. This decrease was due primarily to reduced cash balances.

        Interest Expense.    Interest expense decreased by $182,000 to $870,000 for the first quarter of fiscal 2010 from $1.1 million for the first quarter of fiscal 2009. Interest expense primarily represents interest incurred on our 2.875% convertible debt, the amortization of debt issuance costs, and the amortization of the discount recorded in connection with our adoption of ASC Topic 470-20. The decrease was primarily due to the lower principle balance outstanding on our convertible debt in the first quarter of fiscal 2010 compared with the first quarter of fiscal 2009.

        Other Income (Expense).    Other income (expense) decreased by $55,000 to expense of $14,000 for the first quarter of fiscal 2010 from expense of $69,000 for the first quarter of fiscal 2009. Other income (expense) consists primarily of foreign currency exchange transaction gains and losses. The loss in the first quarter of fiscal 2009 was principally the result of recording a cumulative foreign currency exchange loss of $0.4 million related to the liquidation of our Australian-based operations. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies and the Euro and the British pound.

        Provision for Income Taxes.    The provision for income taxes was $0.4 million for the first quarter of fiscal 2010, a decrease of $1.8 million from the first quarter of fiscal 2009. Our effective income tax rate decreased to 81.5% for the first quarter of fiscal 2010 from 86.7% for the first quarter of fiscal 2009. The effective tax rate in both periods was higher than the expected statutory rate primarily due to losses in foreign locations that provided no tax benefit. In addition, the effective rate in the first quarter of fiscal 2009 was unfavorably impacted by a non-recurring discrete item relating to the liquidation of our Australian-based operations.

        Net Income.    Net income decreased by $247,000 to $99,000 for the first quarter of fiscal 2010 from $346,000 for the first quarter of fiscal 2009. Net income includes a net loss for NeuCo of $0.3 million in the first quarter of fiscal 2010 compared with a net loss of $0.4 million in the first quarter of fiscal 2009. The decrease in net income is due primarily to a decrease in revenue and utilization.

        Net loss attributable to noncontrolling interest, net of tax.    Since October of fiscal 2008, our ownership interest in NeuCo constitutes control under GAAP. As a result, NeuCo's financial results are consolidated with ours and allocations of the noncontrolling interest's share of NeuCo's net income result in deductions to our net income, while allocations of the noncontrolling interest's share of NeuCo's net loss result in additions to our net income. The results of operations of NeuCo allocable to its other owners was a net loss of $167,000 for the first quarter of fiscal 2010 and $188,000 in the first quarter of fiscal 2009.

        Net income attributable to CRA International, Inc.    Net income decreased by $268,000 to $266,000 for the first quarter of fiscal 2010 from $534,000 for the first quarter of fiscal 2009. Diluted net income per share decreased to $0.02 per share for the first quarter of fiscal 2010 from $0.05 per share for the first quarter of fiscal 2009. Diluted weighted average shares outstanding increased by approximately 178,000 shares to approximately 10,835,000 shares for the first quarter of fiscal 2010 from approximately 10,657,000 shares for the first quarter of fiscal 2009. The increase in diluted weighted average shares outstanding is primarily due to an increase in common stock equivalents from employee stock option and restricted share awards, and an increase in common stock due to restricted shares that have vested and options that have been exercised since February 20, 2009.

Liquidity and Capital Resources

        General.    In the twelve weeks ended February 19, 2010, cash and cash equivalents decreased by $2.7 million. We completed the quarter with cash and cash equivalents of $80.1 million, short term investments of $33.2 million, and working capital (defined as current assets less current liabilities) of $150.8 million. As of February 19, 2010, approximately $25 million for fiscal 2009 performance bonuses remained payable. We anticipate that the majority of these bonuses will be paid during the second quarter of fiscal 2010.

        We believe that current cash balances, cash generated from operations, and amounts available under our bank line of credit will be sufficient to meet our anticipated working capital, capital expenditure, and contingent consideration payment requirements for at least the next 12 months.

        Sources and Uses of Cash in the twelve weeks ended February 19, 2010.    During the first twelve weeks of fiscal 2010, net cash provided by operations was $8.4 million. The sources of cash in operations included net income of $0.1 million, which included depreciation and amortization expense of $1.3 million and share-based compensation expense of $1.7 million, as well as a decrease in accounts receivable of $10.2 million. Accounts receivable decreased primarily due to a decrease in revenue. The sources of cash in operations were offset by uses of cash including decreases in deferred rent of $1.2 million and accounts payable, accrued expenses, and other liabilities of $4.9 million. The payment of a portion of fiscal 2009 bonuses totaling approximately $5.0 million are included in the decrease in accounts payable, accrued expenses, and other liabilities during the twelve weeks ended February 19, 2010.

        We used $10.8 million of net cash from investing activities for the first twelve weeks of fiscal 2010, which included uses of cash of $0.6 million for capital expenditures, $0.7 million of net acquisition consideration payments, and $33.2 million to purchase short-term investments to achieve higher returns on our excess cash. These uses of cash were partially offset by $23.7 million received for the sale of short-term investments.

        We used $0.3 million of net cash from financing activities for the first twelve weeks of fiscal 2010. Cash used in financing activities was primarily used to redeem $0.5 million in vested employee restricted shares for tax withholdings, offset partially by $0.2 million received upon the exercise of stock options.

        Private Placement of Convertible Debt.    In 2004, we completed a private placement of $90.0 million of 2.875% convertible senior subordinated debentures due in 2034. The debentures are our direct, unsecured senior subordinated obligations and rank junior in right of payment to our existing bank revolving line of credit and any future secured indebtedness that we may designate as senior indebtedness. Contractual interest of approximately $0.9 million, is payable semi-annually on June 15 and December 15.

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

        Pursuant to the terms of the indenture governing the debentures, since the closing stock price did not equal or exceed the $50 per share contingent conversion trigger price for 20 out of the 30 consecutive trading days ended on February 19, 2010, the market price conversion trigger was not satisfied and holders of the debentures are not able to exercise their right to convert the bonds as of the first trading day of the second quarter of fiscal 2010. This test is repeated each fiscal quarter. To date, no conversions have occurred. During fiscal 2009 and fiscal 2008, we repurchased $27.5 million of our convertible bonds, on the open market, at a discount. We believe that in the event the contingent conversion trigger price is met, it is unlikely that a significant percentage of bondholders will exercise their right to convert because the debentures have traded at a premium over their conversion value. Since the holders of the debentures are not able to exercise their right to convert the bonds as of February 19, 2010, we have classified the $60.6 million convertible debt as long-term debt as of February 19, 2010, in the accompanying condensed consolidated balance sheet. Our revolving line of credit to borrow up to $60.0 million expires on April 30, 2012 and it is our intention to renew or replace the revolving line of credit, as desirable and available, which would allow us to continue to classify a portion of our convertible debentures as long-term debt, rather than short-term in future periods. In addition, the revolving line of credit gives us additional flexibility to meet any unforeseen financial requirements.

        As early as June 15, 2011 or upon certain specified fundamental changes, we may be required to repurchase all or any portion of the debentures, at the option of each holder, which, in the event of a fundamental change involving a change of control of our firm, may include the payment of a make-whole premium.

        Borrowings under the Revolving Line of Credit.    We are party to a senior loan agreement with our bank for a $60.0 million revolving line of credit with a maturity date of April 30, 2012. Subject to the terms of the agreement, we may use borrowings under this revolving line of credit for acquisition financing, working capital, general corporate purposes, letters of credit, and foreign exchanges contracts. The available revolving line of credit is reduced, as necessary, to account for certain outstanding letters of credit. The $60.0 million credit facility allows us to mitigate the potential liquidity risk, and to provide funding if required, in the event of conversion by the debenture holders. Funds available under the facility currently allow us to continue to classify a portion of our convertible debentures as long-term debt, rather than short-term, even if the convertible debentures have a right to convert in the short-term because the conversion trigger price discussed above is met, so long as the revolving line of credit is, at that time, classified as long-term debt. The revolving line of credit also gives us additional flexibility to meet any unforeseen financial requirements. The amounts available under our bank revolving line of credit are constrained by various financial covenants and reduced by certain outstanding letters of credit. As of February 19, 2010, there were no amounts outstanding under this revolving line of credit and $4.6 million in letters of credit were outstanding.

        Borrowings under our credit facility bear interest, at LIBOR plus an applicable margin. Applicable margins range from 2.0% to 3.5%, depending on the ratio of our consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the preceding four fiscal quarters, subject to various adjustments stated in the senior loan agreement. These margins are adjusted both quarterly and each time we borrow under the credit facility. Interest is payable monthly. A commitment fee of 0.25% is payable on the unused portion of the credit facility. Borrowings under the credit facility are secured by 100% of the stock of certain of our U.S. subsidiaries and 65% of the stock of certain of our foreign subsidiaries, which represents approximately $71.4 million in net assets as of February 19, 2010.

        Debt Restrictions.    Under our senior loan agreement, we must comply with various financial and non-financial covenants. The financial covenants require us to maintain a minimum consolidated working capital of $25.0 million and require us to comply with a consolidated total debt to EBITDA ratio of not more than 3.5 to 1.0 and a consolidated senior debt to EBITDA ratio of not more than 2.0 to 1.0. Compliance with these financial covenants is tested on a fiscal quarterly basis. In March 2005, we amended the definition of "current liabilities" included in the working capital covenant of the senior credit agreement to exclude any convertible subordinated debt for which we have not been notified of the intention to convert. The non-financial covenants of the senior credit agreement place certain restrictions on our ability to incur additional indebtedness, engage in acquisitions or dispositions, and enter into business combinations. Any indebtedness outstanding under the senior credit facility may become immediately due and payable upon the occurrence of stated events of default, including our failure to pay principal, interest or fees or a violation of any financial covenant. As of February 19, 2010, we were in compliance with our covenants under the senior credit agreement.

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

        In June 2007, we announced that our Board of Directors authorized a share repurchase program of up to a total of 1,500,000 shares of our common stock. We will finance the repurchase program with available cash and cash from future operations. We may repurchase shares in open market purchases or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. To date, we have repurchased 1,284,282 shares under this plan for approximately $55.3 million. We did not repurchase shares under this program during the first quarter of fiscal 2010, but expect to continue to repurchase shares in the future.

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

        The majority of our operations are based in the U.S., and accordingly, the majority of our transactions are denominated in U.S. dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of foreign currencies. Our primary foreign currency exposures relate to our short-term intercompany balances with our foreign subsidiaries and accounts receivable and cash valued in the United Kingdom in U.S. dollars. Our primary foreign subsidiaries have functional currencies denominated in the British pound and Euro, and foreign denominated assets and liabilities are remeasured each reporting period with any exchange gains and losses recorded in our consolidated statements of operations. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies and the Euro and the British pound. Holding all other variables constant, fluctuations in foreign exchange rates may impact reported revenues and expenses significantly, based on currency exposures at February 19, 2010. A hypothetical 10% movement in foreign exchange rates would have affected our income from operations for the twelve weeks ended February 19, 2010 by approximately $0.5 million. However, actual gains and losses in the future could differ materially from this analysis based on the timing and amount of both foreign currency exchange rate movements and our actual exposure.

        From time to time, we may use derivative instruments to manage the risk of exchange rate fluctuations. However, at February 19, 2010, we had no outstanding derivative instruments. We do not use derivative instruments for trading or speculative purposes.

Interest Rate Risk

        We maintain an investment portfolio consisting mainly of U.S. government obligations, funds holding only U.S. and Canadian government obligations, and corporate obligations with maturities of less than a year. These held-to-maturity securities are subject to interest rate risk. However, a hypothetical change in the interest rate of 10% would not have a material impact to the fair values of these securities at February 19, 2010 primarily due to their short maturity.

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

Evaluation of Changes in Internal Control over Financial Reporting

        Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we have determined that, during the first quarter of fiscal 2010, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to affect, materially our internal control over financial reporting.

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

We depend upon key employees to generate revenue

        Our business consists primarily of the delivery of professional services, and accordingly, our success depends heavily on the efforts, abilities, business generation capabilities, and project execution capabilities of our employee consultants. In particular, our employee consultants' personal relationships with our clients are a critical element in obtaining and maintaining client engagements. If we lose the services of any employee consultant or group of employee consultants, or if our employee consultants fail to generate business or otherwise fail to perform effectively, that loss or failure could adversely affect our revenues and results of operations. Our employee consultants generated engagements that accounted for approximately 83% and 82% of our revenues in fiscal 2009 and fiscal 2008, respectively. Our top five employee consultants generated approximately 11% of our revenues in fiscal 2009 and fiscal 2008, respectively.

        We do not have non-competition agreements with the majority of our employee consultants, and they can terminate their relationships with us at will and without notice. The non-competition and non-solicitation agreements that we have with some of our employee consultants offer us only limited protection and may not be enforceable in every jurisdiction. In the event that employees leave, some clients may decide that they prefer to continue working with the employee rather than with us. In the event an employee departs and acts in a way that we believe violates their non-competition or non-solicitation agreement, we will consider any legal remedies we may have against such person on a case-by-case basis. We may decide that preserving cooperation and a professional relationship with the former employee or client, or other concerns, outweigh the benefits of any possible legal recovery.

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

We depend on our non-employee experts

        We depend on our relationships with our exclusive non-employee experts. In fiscal 2009 and fiscal 2008, five of our exclusive non-employee experts generated engagements that accounted for approximately 9% and 11% of our revenues in those years, respectively. We believe that these experts are highly regarded in their fields and that each offers a combination of knowledge, experience, and expertise that would be very difficult to replace. We also believe that we have been able to secure some engagements and attract consultants in part because we could offer the services of these experts. Most of these experts can limit their relationships with us at any time for any reason. These reasons could include affiliations with universities with policies that prohibit accepting specified engagements, the pursuit of other interests, and retirement.

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

We derive our revenues from a limited number of large engagements

        We derive a portion of our revenues from a limited number of large engagements. If we do not obtain a significant number of new large engagements each year, our business, financial condition, and results of operations could suffer. Our ten largest engagements accounted for approximately 11% and 12% of our revenues in fiscal 2009 and fiscal 2008, respectively. Our ten largest clients accounted for approximately 14% and 18% of our revenues in fiscal 2009 and fiscal 2008, respectively. No single client accounted for more than 5% of our revenues in fiscal 2009 and fiscal 2008. In general, the volume of work we perform for any particular client varies from year to year, and due to the specific engagement nature of our practice, a major client in one year may not hire us in the following year.

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

Fluctuations in the types of service contracts we enter into may adversely impact revenue and results of operations

        We derive a portion of our revenues from fixed-price contracts. In fiscal 2009 and fiscal 2008, we derived 12.4%, and 8.3% of our revenues from fixed-price engagements, respectively. These contracts are more common in our management consulting practice, and would likely grow in number with any expansion of that practice. Fluctuations in our mix between time-and-material or fixed-price contracts or arrangements with fees tied to performance-based criteria, may result in fluctuations of revenue and results of operations. In addition, if we fail to estimate accurately the resources required for a fixed-price project or fail to satisfy our contractual obligations in a manner consistent with the project budget, we might generate a smaller profit or incur a loss on the project. On occasion, we have had to commit unanticipated additional resources to complete projects, and we may have to take similar action in the future, which could adversely affect our revenues and results of operations.

Our engagements may result in professional liability and we may be subject to other litigation, claims or assessments

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

        Despite our efforts to prevent litigation, from time to time we are party to various lawsuits, claims, or assessments in the ordinary course of business. Disputes may arise, for example, from business acquisitions, employment issues, regulatory actions, and other business transactions. The costs and outcome of any lawsuits or claims could have a material adverse effect on us.

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

        There were no impairment losses related to goodwill or intangible assets during fiscal 2009. Our entity-wide fair value currently exceeds net book value, and therefore, there has not been an indication of impairment. However, at various points during fiscal 2009 and fiscal 2010, our stock price declined from previous levels. We will continue to closely monitor our market capitalization and in the event that our average stock price subsequently declines and our market capitalization plus control premium declines below net book value and remains below book value for a period we consider to be other-than-temporary, we will perform an evaluation of the carrying value of goodwill and other intangibles.

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

The market price of our common stock may be volatile

        The market price of our common stock has fluctuated widely and may continue to do so. For example, from February 21, 2009, to February 19, 2010, the trading price of our common stock ranged from a high of $31.47 per share to a low of $16.77 per share. Many factors could cause the market price of our common stock to rise and fall. Some of these factors are:

  •
  variations in our quarterly results of operations;

  •
  the hiring or departure of key personnel or non-employee experts;

  •
  changes in our professional reputation;

  •
  the introduction of new services by us or our competitors;

  •
  acquisitions or strategic alliances involving us or our competitors;

  •
  changes in accounting principles or methods, such as Accounting Standards Codification ("ASC") 470-20, "Debt with Conversion and Other Options," (formerly FASB Staff Position Accounting Principles Board Opinion ("FSP No. APB") 14-1);

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

We may not be successful in obtaining approval from shareholders to increase the number of common shares issuable under our equity incentive plans

        We are seeking shareholder approval of an amendment to the 2006 Equity Incentive Plan to increase the number of common shares available for issuance under the plan to meet anticipated future needs. We may not be successful in obtaining approval from our shareholders to increase the number of common shares issuable for future awards. This could adversely affect our ability to recruit and retain our employees, non-employee experts, and the members of our Board of Directors.

Our debt obligations may adversely impact our financial performance

        In 2004, we issued a total of $90.0 million of 2.875% convertible senior subordinated debentures due 2034. We had previously operated with little or no debt, and our previous payments of interest had not been material. The interest we are required to pay on these debentures reduces our net income each year and will continue to do so until the debentures are no longer outstanding. The terms of the debentures also include provisions that could accelerate our obligation to repay all amounts outstanding under the debentures if certain events happen, such as our failure to pay interest in a timely manner, failure to pay principal upon redemption or repurchase, failure to deliver cash, shares of common stock, or other property upon conversion and other specified events of default. In addition, on June 15, 2011, June 15, 2014, June 15, 2019, June 15, 2024 and June 15, 2029, or following specified fundamental changes, holders of the debentures may require us to repurchase their debentures for cash. On December 14, 2004, we irrevocably elected to settle with cash 100% of the principal amount of the debentures upon conversion thereof, and holders of the debentures may convert them if our stock price exceeds $50 per share for at least 20 out of the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. The market price conversion trigger was not met during the first quarter of fiscal 2010. Therefore, holders of the debentures are not able to exercise their right to convert the bonds during the second quarter of fiscal 2010. This test is repeated each fiscal quarter. To date, no holders have exercised their right to convert the bonds. However, during fiscal 2009 and fiscal 2008, we repurchased convertible debentures in the principal amount of $17.3 million and $10.2 million, respectively, on the open market.

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

        The FASB recently issued ASC Topic 470-20, "Debt with Conversion and Other Options," (formerly FSP No. APB 14-1), which applies to any convertible debt instrument that may be settled in whole or in part with cash upon conversion, including our 2.875% debentures. Under ASC Topic 470-20, we are required to recognize non-cash interest expense on our convertible senior subordinated debentures based on the market rate for similar debt instruments without the conversion feature. ASC Topic 470-20 is effective for fiscal years beginning on or after December 15, 2008 and must be applied on a retrospective basis. Upon retroactive adoption of ASC 470-20 during the first quarter of fiscal 2010, we recorded a cumulative adjustment for prior years of $6.4 million, which represented a non-cash decrease in retained earnings through fiscal 2009. Also, on the date of issuance, the carrying amount of the convertible debentures was retroactively adjusted to reflect a discount of approximately $12.6 million and a reduction of deferred financing costs by approximately $0.5 million, with offsetting increases in common stock of approximately $6.9 million and deferred tax liability of $5.2 million. Under 470-20, in fiscal 2010, we expect to record incremental non-cash interest expense of approximately $1.4 million.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        (a)   Not applicable.

        (b)   Not applicable.

        (c)   The following table provides information about our repurchases of shares of our common stock during the twelve weeks ended February 19, 2010. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the quarter into three equal periods of four weeks.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(3)
November 29, 2009 to December 25, 2009	662 shares(1)	$24.09 per share(1)	—	215,718
December 26, 2009 to January 22, 2010	—	—	—	215,718
January 23, 2010 to February 19, 2010	25,566 shares(2)	$26.40 per share(2)	—	215,718

(1)
During the four weeks ended December 25, 2009, we repurchased 662 shares of our common stock, based on the contractual right of first purchase contained in the employees' restricted share agreements with us, at an average share price of $24.09 per share.

(2)
During the four weeks ended February 19, 2010, we accepted 24,767 shares of our common stock as a tax withholding from certain of our employees, in connection with the vesting of restricted shares that occurred during the indicated period, pursuant to the terms of our 2006 equity incentive plan, at an average share price of $26.40, and we repurchased 799 shares of our common stock, based on the contractual right of first purchase contained in the share agreements with us, at an average share price of $26.27 per share.

(3)
On June 14, 2007, we issued a press release announcing that our board of directors has approved the repurchase from time to time of up to 1,500,000 shares of our common stock, of which 1,284,282 shares of common stock were purchased in prior quarters and no shares were purchased in the first quarter of fiscal 2010. As of February 19, 2010, 215,718 shares of our common stock remain available for repurchase under this plan.

ITEM 3.   Defaults Upon Senior Securities

        None.

ITEM 4.    (Removed and Reserved)

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

CRA INTERNATIONAL, INC.
Date: March 29, 2010	By:	/s/ PAUL A. MALEH Paul A. Maleh President, Chief Executive Officer
Date: March 29, 2010	By:	/s/ WAYNE D. MACKIE Wayne D. Mackie Executive Vice President, Treasurer, Chief Financial Officer

EXHIBIT INDEX

Item No.	Description
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1	Section 1350 certification