Form 10-Q
period 2010-05-14
CRA INTERNATIONAL, INC.
filed 2010-06-21
CIK 1053706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 14, 2010
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at June 17, 2010
Common Stock, no par value per share	11,057,209 shares

CRA International, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

CRA International, Inc.

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)

	Twelve Weeks Ended		Twenty-four Weeks Ended
	May 14, 2010	May 15, 2009	May 14, 2010	May 15, 2009
Revenues	$68,075	$71,974	$126,921	$137,795
Costs of services	50,055	47,790	90,509	90,859

Gross profit	18,020	24,184	36,412	46,936
Selling, general and administrative expenses	17,475	18,496	33,269	35,764
Depreciation and amortization	1,467	1,769	2,725	3,682

Income (loss) from operations	(922)	3,919	418	7,490
Interest income	79	88	158	245
Interest expense	(799)	(1,049)	(1,669)	(2,101)
Loss on the extinguishment of convertible debentures	(425)	(29)	(425)	(29)
Other income (expense)	(90)	49	(104)	(20)

Income (loss) before provision for income taxes	(2,157)	2,978	(1,622)	5,585
Benefit (provision) for income taxes	577	(1,794)	141	(4,055)

Net income (loss)	(1,580)	1,184	(1,481)	1,530
Net loss (income) attributable to noncontrolling interest, net of tax	57	(18)	224	170

Net income (loss) attributable to CRA International, Inc.	$(1,523)	$1,166	$(1,257)	$1,700

Net income (loss) per share attributable to CRA International, Inc:
Basic	$(0.14)	$0.11	$(0.12)	$0.16

Diluted	$(0.14)	$0.11	$(0.12)	$0.16

Weighted average number of shares outstanding:
Basic	10,713	10,603	10,683	10,581

Diluted	10,713	10,683	10,683	10,670

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except share data)

	May 14, 2010	November 28, 2009
Assets
Current assets:
Cash and cash equivalents	$38,636	$82,806
Short-term investments	41,349	23,678
Accounts receivable, net of allowances of $7,226 in 2010 and $6,812 in 2009	50,094	60,200
Unbilled services	27,848	28,022
Escrowed deposit	10,257	—
Prepaid expenses and other assets	11,338	18,381
Deferred income taxes	16,984	16,695

Total current assets	196,506	229,782
Property and equipment, net	17,137	19,050
Goodwill	138,951	141,964
Intangible assets, net of accumulated amortization of $4,774 in 2010 and $5,205 in 2009	3,759	6,162
Deferred income taxes, net of current portion	57	63
Other assets	15,219	25,090

Total assets	$371,629	$422,111

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$8,323	$13,425
Accrued expenses	33,566	56,951
Deferred revenue and other liabilities	6,871	7,002
Current portion of deferred compensation	135	889
Current portion of notes payable	700	700
Deferred income taxes	465	125

Total current liabilities	50,060	79,092
Notes payable, net of current portion	2,442	2,405
Convertible debentures payable, net	46,309	60,289
Deferred rent and other non-current liabilities	13,040	13,964
Deferred compensation	1,510	1,524
Deferred income taxes, net of current portion	7,752	9,122
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 10,739,869 and 10,639,249 shares issued and outstanding in 2010 and 2009, respectively	103,712	102,392
Receivables from employees	(1,551)	(1,854)
Retained earnings	155,532	156,789
Accumulated other comprehensive loss	(8,199)	(3,215)

Total CRA International, Inc. shareholders' equity	249,494	254,112
Noncontrolling interest	1,022	1,603

Total shareholders' equity	250,516	255,715

Total liabilities and shareholders' equity	$371,629	$422,111

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Twenty-four Weeks Ended
	May 14, 2010	May 15, 2009
Operating activities:
Net income (loss)	$(1,481)	$1,530
Adjustments to reconcile net income (loss) to net cash used in operating activities, net of effect of acquired business:
Depreciation and amortization	2,737	3,671
Loss on disposal of property and equipment	17	18
Deferred rent	(731)	570
Share-based compensation expenses	3,118	2,550
Excess tax benefits from share-based compensation	(47)	—
Deferred income taxes	(941)	1,470
Loss on extinguishment of convertible debentures	425	29
Noncash interest from discount on convertible debentures	609	758
Foreign currency exchange loss	—	390
Changes in operating assets and liabilities, exclusive of acquisitions:
Accounts receivable	8,398	10,791
Unbilled services	(655)	4,502
Prepaid expenses and other assets	5,889	(10,601)
Accounts payable, accrued expenses, and other liabilities	(26,820)	(37,296)

Net cash used in operating activities	(9,482)	(21,618)
Investing activities:
Purchase of property and equipment	(1,086)	(871)
Additional consideration relating to acquisitions, net	(614)	(594)
Collections on notes receivable	—	50
Sale of investments	36,310	—
Purchase of investments	(53,751)	—

Net cash used in investing activities	(19,141)	(1,415)
Financing activities:
Excess tax benefits from share-based compensation	47	—
Tax withholding payment reimbursed by restricted shares	(902)	(676)
Issuance of common stock upon exercise of stock options	596	—
Extinguishment of convertible debentures	(14,944)	(6,620)
Repurchase of common stock	(236)	(38)
Repurchase of treasury stock by NeuCo, Inc.	(333)	—

Net cash used in financing activities	(15,772)	(7,334)
Effect of foreign exchange rates on cash and cash equivalents	225	464

Net decrease in cash and cash equivalents	(44,170)	(29,903)
Cash and cash equivalents at beginning of period	82,806	119,313

Cash and cash equivalents at end of period	$38,636	$89,410

Supplemental cash flow information:
Cash paid for income taxes	$227	$738

Cash paid for interest	$1,130	$1,295

Noncash financing activity:
Repurchase of shares in exchange for notes receivable by NeuCo, Inc.	$422	—

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statement of Shareholders' Equity (unaudited)

(In thousands, except share data)

	Common Stock					CRA International, Inc. Shareholders' Equity
					Accumulated Other Comprehensive Loss
	Shares Issued	Amount	Receivables from Shareholders	Retained Earnings			Noncontrolling Interest	Total Shareholders' Equity
BALANCE AT NOVEMBER 28, 2009	10,639,249	$102,392	$(1,854)	$156,789	$(3,215)	$254,112	$1,603	$255,715
Net loss	—	—	—	(1,257)	—	(1,257)	(224)	(1,481)
Foreign currency translation adjustment	—	—	—	—	(4,984)	(4,984)	—	(4,984)

Comprehensive loss	—	—	—	(1,257)	(4,984)	(6,241)	(224)	(6,465)
Exercise of stock options	33,875	592	—	—	—	592	—	592
Share-based compensation expense for employees	—	2,998	—	—	—	2,998	—	2,998
Restricted share vesting	111,572	—	—	—	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(34,806)	(903)	—	—	—	(903)	—	(903)
Tax deficit on stock options and restricted share vesting	—	(1,099)	—	—	—	(1,099)	—	(1,099)
Payments received on notes receivable from shareholders	—	—	303	—	—	303	—	303
Shares repurchased	(10,021)	(236)	—	—	—	(236)	—	(236)
Share-based compensation expense for non-employees	—	69	—	—	—	69	—	69
Equity transactions of noncontrolling interest and effect of change in ownership interest in NeuCo, Inc.	—	(91)	—	—	—	(91)	(357)	(448)
Convertible debenture extinguishment	—	(10)	—	—	—	(10)	—	(10)

BALANCE AT MAY 14, 2010	10,739,869	$103,712	$(1,551)	$155,532	$(8,199)	$249,494	$1,022	$250,516

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Business

        CRA International, Inc. (the "Company," or "CRA") is a worldwide leading economic, financial, and management consulting services firm that applies advanced analytic techniques and in-depth industry knowledge to complex engagements for a broad range of clients. CRA offers its services in two broad areas: litigation, regulatory and financial consulting and management consulting. CRA operates in one business segment, which is consulting services. CRA operates its business under its registered trade name, Charles River Associates.

2. Unaudited Interim Condensed Consolidated Financial Statements and Estimates

        The condensed consolidated statements of operations for the twelve and twenty-four weeks ended May 14, 2010 and May 15, 2009, the condensed consolidated balance sheet as of May 14, 2010, the condensed consolidated statements of cash flows for the twenty-four weeks ended May 14, 2010 and May 15, 2009, and the condensed consolidated statement of shareholders' equity for the twenty-four weeks ended May 14, 2010, are unaudited. The November 28, 2009 consolidated balance sheet is derived from CRA's audited consolidated financial statements included in its Annual Report on Form 10-K as of that date and has been adjusted as a result of the Company's adoption of Accounting Standards Codification ("ASC") Topic 470-20, "Debt," formerly FASB Staff Position ("FSP") No. Accounting Principles Board Opinion 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" during the first quarter of fiscal 2010. In the opinion of management, these statements include all adjustments necessary for a fair presentation of CRA's consolidated financial position, results of operations, and cash flows.

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make significant estimates and judgments that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates in these consolidated financial statements include, but are not limited to, accounts receivable allowances, revenue recognition on fixed price contracts, depreciation of property and equipment, share-based compensation, valuation of acquired intangible assets, impairment of long lived assets, goodwill, accrued and deferred income taxes, valuation allowances on deferred tax assets, accrued compensation, accrued exit costs, and other accrued expenses. These items are monitored and analyzed by the Company for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. CRA bases its estimates on historical experience and various other assumptions that CRA believes to be reasonable under the circumstances. Actual results may differ from those estimates if CRA's assumptions based on past experience or other assumptions do not turn out to be substantially accurate.

3. Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. In addition, the consolidated financial statements include the Company's interest in NeuCo, Inc. ("NeuCo"). All significant intercompany accounts have been eliminated.

        During the second quarter of fiscal 2010, NeuCo acquired $0.9 million of its outstanding shares. As a result of this transaction, the Company's ownership interest in NeuCo increased from 49.15% to

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3. Principles of Consolidation (Continued)

55.89%. Since October of fiscal 2008, CRA's ownership interest constitutes control under GAAP. Therefore, NeuCo's financial results have been consolidated with CRA and the portion of NeuCo's results allocable to its other owners is shown as "noncontrolling interest." The increase in the Company's ownership in NeuCo during the second quarter of fiscal 2010 has been accounted for as an adjustment to shareholders' equity in the accompanying condensed consolidated financial statements.

        In December 2007, the FASB issued guidance included in ASC Topic 810, "Consolidation" (formerly Statements of Financial Accounting Standards ("SFAS") No. 160). ASC Topic 810 establishes accounting and reporting standards for noncontrolling interests (previously referred to as "minority interests") in a subsidiary and for the deconsolidation of a subsidiary, to ensure consistency with the requirements of ASC Topic 805, "Business Combinations." ASC Topic 810 states that noncontrolling interests should be classified as a separate component of equity, and establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The Company adopted the provisions of ASC Topic 810 during the first quarter of fiscal 2010 and the new presentation and disclosure requirements were applied retrospectively for all periods presented.

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

5. Cash Equivalents and Investments

        Cash equivalents consist principally of U.S. government obligations, funds holding only U.S. government obligations, money market funds, commercial paper, bankers' acceptances, certificates of deposit, and corporate obligations with maturities when purchased of three months or less. Short-term investments generally consist of U.S. and Canadian government bonds and corporate obligations and have maturities when purchased of more than three months and less than one year. These short-term investments are expected to be held-to-maturity and are classified as such in the accompanying condensed consolidated financial statements. The carrying amounts of these instruments classified as cash equivalents and short-term investments are stated at amortized cost, which approximates fair value. As of May 14, 2010, short-term investments included $16.0 million in U.S. government bonds, $20.4 million in corporate obligations, and $4.9 million in Canadian government bonds. Long-term investments, if any, are intended to be held to maturity, and generally consist of government bonds with maturities of more than one year but less than two years.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

5. Cash Equivalents and Investments (Continued)

        If a decline in fair value below the amortized cost basis of an investment is judged to be other-than-temporary, the cost basis of the investment is written down to fair value. For those investments for which the fair value of the investment is less than its amortized cost, the credit-related portion of other-than-temporary impairment losses is recognized in earnings while the noncredit-related portion is recognized in other comprehensive income, net of related taxes. The Company does not intend to sell such investments, if any, and it is more likely than not that it will not be required to sell such investments prior to the recovery of its amortized cost basis less any current period credit losses. During the twelve and twenty-four weeks ended May 14, 2010, the Company did not write-down any investment balances.

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

        Revenues from the majority of the Company's fixed-price engagements are recognized on a proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. CRA derived 19.1% and 17.4% of revenues from fixed-price engagements in the twelve and twenty-four weeks ended May 14, 2010, respectively. CRA derived 11.9% and 10.9% of revenues from fixed-price engagements in the twelve and twenty-four weeks ended May 15, 2009, respectively. Project costs are based on the direct salary of the consultants on the engagement plus all direct expenses incurred to complete the engagement that are not reimbursed by the client. The proportional performance method is used since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and terms set forth in the contract, and are indicative of the level of benefit provided to CRA's clients. Fixed-price contracts generally include a termination provision that converts the agreement to a time-and-materials contract in the event of termination of the contract. CRA's management maintains contact with project managers to discuss the status of the projects and, for fixed-price engagements, management is updated on the budgeted costs and resources required to complete the project. These budgets are then used to calculate revenue recognition and to estimate the

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Revenue Recognition (Continued)

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

        Revenues also include reimbursable expenses, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. Reimbursable expenses are as follows (in thousands):

	Twelve Weeks Ended		Twenty-four Weeks Ended
	May 14, 2010	May 15, 2009	May 14, 2010	May 15, 2009
Reimbursable expenses	$8,871	$9,825	$17,137	$18,744

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

        CRA collects goods and services and value added taxes from customers and records these amounts on a net basis, which is within the scope of ASC Topic 605-45, "Principal Agent Considerations."

7. Goodwill

        Goodwill represents the purchase price of acquired businesses in excess of the fair market value of net assets acquired. In accordance with ASC Topic 350, "Goodwill and Other Intangible Assets," goodwill is not subject to amortization, but is monitored at least annually for impairment, or more frequently, as necessary, if there are other indicators of impairment. Any impairment would be measured based upon the fair value of the related asset. Under ASC Topic 350, in performing the first step of the goodwill impairment testing and measurement process, the Company compares its entity-wide estimated fair value to its net book value to identify potential impairment. Management estimates the entity-wide fair value utilizing the Company's market capitalization, plus an appropriate control premium. The Company utilizes a control premium which considers appropriate industry, market and other pertinent factors, including indications of such premiums from data on recent acquisition transactions. If the Company determines through the impairment evaluation process that goodwill has been impaired, an impairment charge would be recorded in the consolidated statement of operations. The Company completed the annual impairment test required as of November 28, 2009 and determined that there was no impairment. The Company will continue to closely monitor its market capitalization and in the event that the Company's average stock price subsequently declines and its

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Goodwill (Continued)

market capitalization plus an estimated control premium declines below net book value and remains below book value for a period we consider to be other-than-temporary, the Company will perform an evaluation of the carrying value of goodwill and other intangibles.

        The changes in the carrying amount of goodwill during the twenty-four weeks ended May 14, 2010, are as follows (in thousands):

Balance at November 28, 2009	$141,964
Goodwill adjustments related to acquisitions	(84)
Goodwill adjustments related to NeuCo	1,191
Effect of foreign currency translation and other adjustments	(4,120)

Balance at May 14, 2010	$138,951

8. Private Placement of Convertible Debt

        In 2004, CRA completed a private placement of $90.0 million of 2.875% convertible senior subordinated debentures due in 2034. During the second quarter of fiscal 2010, the Company repurchased convertible debentures in the principal amount of $15.0 million, on the open market. During fiscal 2009 and fiscal 2008, the Company repurchased convertible debentures in the principal amount of approximately $27.5 million, on the open market. As of May 14, 2010, the principal amount of the convertible debentures totaled $47.5 million. The debentures are CRA's direct, unsecured senior subordinated obligations and rank junior in right of payment to CRA's existing bank revolving line of credit and any future secured indebtedness that CRA may designate as senior indebtedness. Pursuant to the terms of the indenture governing the debentures, since the closing stock price did not equal or exceed the $50 per share contingent conversion trigger price for 20 out of the 30 consecutive trading days ended on May 14, 2010, the market price conversion trigger was not satisfied and holders of the debentures are not able to exercise their right to convert the bonds during the third quarter of fiscal 2010. This test is repeated each fiscal quarter. To date, no conversions have occurred.

        The $46.3 million convertible debt balance as of May 14, 2010 represents the principal amount of $47.5 million, net of the unamortized debt discount totaling $1.2 million. The $60.3 million convertible debt balance as of November 28, 2009 represents the principal amount of $62.5 million, net of the unamortized debt discount totaling $2.2 million. The debt discount will be amortized through the third quarter of fiscal 2011. For both the second quarter of fiscal 2010 and the year ended fiscal 2009, the carrying amount of the equity component of the convertible debentures was $7.6 million and is included in common stock.

        The effective interest rate for the twelve weeks ended May 14, 2010 and the twelve weeks ended May 15, 2009 was 5.6% and 5.5%, respectively. The effective interest rate for the twenty-four weeks ended May 14, 2010 and the twenty-four weeks ended May 15, 2009 was 5.5% and 5.4%, respectively.

        For the twelve weeks ended May 14, 2010 and the twelve weeks ended May 15, 2009, the contractual interest, amortization of prepaid debt issuance costs, and amortization of the discount, included in interest expense was $0.7 million and $1.0 million, respectively. For the twenty-four weeks ended May 14, 2010 and the twenty-four weeks ended May 15, 2009, the contractual interest,

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8. Private Placement of Convertible Debt (Continued)

amortization of prepaid debt issuance costs, and amortization of the discount, included in interest expense was $1.5 million and $2.0 million, respectively.

        The Company has a $60.0 million revolving line of credit, to mitigate the potential liquidity risk, and to provide funding if required, in the event of conversion by the debenture holders. The amounts available under the bank revolving line of credit are constrained by various financial covenants and reduced by certain outstanding letters of credit. The revolving line of credit expires on April 30, 2012. CRA believes that in the event the contingent conversion trigger price is met, it is unlikely that a significant percentage of bondholders will exercise their right to convert because the debentures have traded at a premium over their conversion value. CRA has classified the $46.3 million convertible debt as long-term debt as of May 14, 2010 in the accompanying condensed consolidated balance sheet. In addition, the line of credit gives CRA additional flexibility to meet any unforeseen financial requirements.

        CRA may elect to redeem all or any portion of the debentures on or after June 20, 2011, at a repurchase price equal to 100% of the principal amount of the debentures, plus accrued and unpaid interest. As early as June 15, 2011 or upon certain specified fundamental changes, we may be required, at the option of each holder, to repurchase all or any portion of the debentures, which, in the event of a fundamental change involving a change of control of our firm, may include the payment of a make-whole premium. During the third quarter of fiscal 2010, the Company will reclassify the amount of outstanding debentures from a non-current liability to a current liability.

        In May 2008, the FASB issued guidance included in ASC Topic 470-20, which changes the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. The new provisions of ASC Topic 470-20 require the Company to recognize non-cash interest expense on the convertible senior subordinated debentures based on the market rate for similar debt instruments without the conversion feature. Upon retroactive adoption of ASC 470-20 during the first quarter of fiscal 2010, the Company recorded a cumulative after tax adjustment for prior years of $6.4 million, which represented a non-cash decrease in retained earnings as of November 28, 2009. Also, the carrying amount of the convertible debentures was retroactively adjusted to reflect a discount of approximately $12.6 million and a reduction of deferred financing costs of approximately $0.5 million, with offsetting increases in common stock of approximately $6.9 million and deferred tax liability of $5.2 million as of the date of issuance. The effect of adopting ASC Topic 470-20 is included in the accompanying condensed consolidated financial statements.

        The contingent interest feature included in the debenture represents an embedded derivative that must be recorded at fair value. The Company has determined that the fair value of the contingent interest feature is de minimis as of May 14, 2010, based upon economic, market and other conditions in effect as of that date. There are no other embedded derivatives associated with the Company's convertible debentures.

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

	Twelve Weeks Ended		Twenty-four Weeks Ended
	May 14, 2010	May 15, 2009	May 14, 2010	May 15, 2009
Basic weighted average shares outstanding	10,713	10,603	10,683	10,581
Common stock equivalents:
Stock options and restricted shares	—	80	—	89

Diluted weighted average shares outstanding	10,713	10,683	10,683	10,670

        Since CRA is obligated to settle the par value of the convertible debentures in cash, the Company is not required to include any shares underlying the convertible debentures in its diluted weighted average shares outstanding until the average stock price per share for the quarter exceeds the $40 conversion price and only to the extent of the additional shares CRA may be required to issue in the event CRA's conversion obligation exceeds the principal amount of the debentures converted. At such time, only the number of shares that would be issuable (under the "treasury" method of accounting for share dilution) are included, which is based upon the amount by which the average stock price exceeds the conversion price. Since the average stock price was $24.68 and $25.41 for the twelve and twenty-four weeks ended May 14, 2010, respectively, no common stock equivalents for shares underlying the debentures were included in the diluted weighted average shares outstanding for the twelve and twenty-four weeks ended May 14, 2010. Since the average stock price was $21.09 and $22.79 for the twelve and twenty-four weeks ended May 15, 2009, respectively, no common stock equivalents for shares underlying the debentures were included in the diluted weighted average shares outstanding for the twelve and twenty-four weeks ended May 15, 2009.

        For the twelve and twenty-four weeks ended May 14, 2010, all common stock equivalents were excluded from the calculation of diluted weighted average shares outstanding because they were anti-dilutive. For the twelve and twenty-four weeks ended May 14, 2010, the anti-dilutive share based awards were 1,174,915 and 1,169,810, respectively. The anti-dilutive share based awards include approximately 143,000 and 163,000 common stock equivalents for the twelve and twenty-four weeks ended May 14, 2010, respectively, that were anti-dilutive because the Company had a net loss. For the twelve and twenty-four weeks ended May 15, 2009 the anti-dilutive share based awards were 990,054 and 962,853, respectively.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9. Net Income per Share (Continued)

        During the twelve and twenty-four weeks ended May 14, 2010, CRA granted restricted share awards representing 87,193 and 95,402 shares, respectively, of its common stock that were not vested as of May 14, 2010.

10. Comprehensive Income

        A reconciliation of comprehensive income (loss) is as follows (in thousands):

	Twenty-four Weeks Ended
	May 14, 2010	May 15, 2009
Net income (loss)	$(1,481)	$1,530
Change in foreign currency translation	(4,984)	199

Comprehensive income (loss)	$(6,465)	$1,729
Comprehensive loss attributable to noncontrolling interest	224	170

Comprehensive income (loss) attributable to CRA International, Inc.	$(6,241)	$1,899

11. Income Taxes

        The Company's effective income tax rate was a benefit of 26.8% and a provision of 60.2% for the twelve weeks ended May 14, 2010 and May 15, 2009, respectively. The effective tax benefit for the twelve weeks ended May 14, 2010 was lower than the statutory rate due to losses in foreign locations that could not be benefited. The effective income tax rate in the twelve weeks ended May 15, 2009 was higher than the statutory rate primarily due to losses in foreign locations that provided no tax benefit.

        The effective income tax rate was a benefit of 8.7% and a provision of 72.6% for the twenty-four weeks ended May 14, 2010 and May 15, 2009, respectively. The effective income tax benefit for the twenty-four weeks ended May 14, 2010 was lower than the statutory rate primarily due to losses in foreign locations that could not be benefited. The effective tax rate in the twenty-four weeks ended May 14, 2009 was higher than the statutory rate primarily due to losses in foreign locations that provided no tax benefit and a tax charge associated with the liquidation of the Company's Australian-based operations.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

12. Accrued Expenses

        Accrued expenses consist of the following (in thousands):

	May 14, 2010	November 28, 2009
Compensation and related expenses	$25,816	$47,010
Payable to former shareholders	—	885
Income taxes payable	1,656	1,254
Accrued interest	627	859
Other	5,467	6,943

Total	$33,566	$56,951

13. Commitments & Contingencies

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

        In May 2009, a payment of $10.3 million was placed in escrow as a progress payment related to a possible future earnout amount that the seller of a business CRA acquired in fiscal 2006 could earn. The $10.3 million is included in current assets in the accompanying condensed consolidated balance sheet as of May 14, 2010. Unless the term of this agreement is extended, CRA expects the entire $10.3 million placed in escrow to be returned to the Company within the next 12 months.

14. Restructuring Charges

        During the second quarter of fiscal 2010, the Company incurred pre-tax expenses of $5.0 million associated principally with employee workforce reductions and office space reductions designed to reduce costs, increase utilization, and better align staffing levels with revenue. The following is a summary of the restructuring charges incurred:

  •
  The Company completed an employee workforce reduction, which was designed to better align its workforce with revenue. During the second quarter of fiscal 2010, the Company recorded $4.4 million in employee separation costs and other compensation, of which $3.8 million is included in costs of sales and $0.6 million is included in selling, general and administrative expenses.

  •
  During the second quarter of fiscal 2010, the Company closed its Houston, Texas office. The Company recorded expense for the difference between its future minimum lease payments and related exit costs from the date of closure through the end of the remaining lease term, net of expected future sublease rental income. This estimated expense required management to make assumptions regarding the estimate of the duration of future vacancy periods, the amount and timing of future settlement payments, and the amount and timing of potential sublease income.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

14. Restructuring Charges (Continued)

    This resulted in charges of $1.0 million during the second quarter of fiscal 2010, of which $1.0 million is included in selling, general and administrative expenses and $31,000 is included in depreciation and amortization.

  •
  During the second quarter of fiscal 2010, the Company reversed $0.4 million in previously recorded restructuring costs related to the divestiture of the Capital Projects practice, the reduction of office space in Boston, Massachusetts, and employee separation charges, of which $0.1 million is included in costs of sales and $0.3 million is included in selling, general and administrative expenses.

        The reserve balance for the fiscal year to date period ended May 14, 2010 is as follows (in thousands):

	Divested Operations	Office Vacancies	Employee Workforce Reduction	Total Restructuring
Balance at November 28, 2009	$55	$2,158	$1,266	$3,479
Charges incurred in the fiscal year to date period ended May 14, 2010	(84)	966	4,160	5,042
Amounts paid in the fiscal year to date period ended May 14, 2010	—	(768)	(2,821)	(3,589)
Adjustments and effect of foreign currency translation in the fiscal year to date period ended May 14, 2010	218	(51)	(34)	133

Balance at May 14, 2010	$189	$2,305	$2,571	$5,065

        During the fiscal year to date period ended May 15, 2009, the Company recorded $3.2 million in restructuring charges associated principally with an employee workforce reduction and employee separation costs, of which $1.9 million is included in costs of sales and $1.3 million is included in selling, general and administrative expenses. The restructuring expenses for the first and second quarters of fiscal 2009 and the reserve balance for the quarter ended May 14, 2009 are as follows (in thousands):

	Divested operations	Office Vacancies	Employee Workforce Reduction	Total Restructuring
Balance at November 29, 2008	$1,000	$318	$1,995	$3,313
Charges incurred in the fiscal year to date period ended May 15, 2009	—	302	2,926	3,228
Amounts paid in the fiscal year to date period ended May 15, 2009	(908)	(412)	(3,266)	(4,586)
Adjustments and effect of foreign currency translation in the fiscal year to date period ended May 15, 2009	31	286	(87)	230

Balance at May 15, 2009	$123	$494	$1,568	$2,185

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        Except for historical facts, the statements in this quarterly report are forward- looking statements. Forward-looking statements are merely our current predictions of future events. These statements are inherently uncertain, and actual events could differ materially from our predictions. Important factors that could cause actual events to vary from our predictions include those discussed below under the heading "Risk Factors." We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described in this quarterly report and in the other documents that we file with the Securities and Exchange Commission, or SEC. You can read these documents at www.sec.gov.

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

Economic Conditions

        Our business has been affected by the global economic recession, as clients for some of our larger litigation cases requested us to slow down the pace of work, and some of our management consulting clients delayed new projects. We continue to focus on business development and client-facing activities, including recruiting senior-level consultants. However, in order to more closely align our costs and staffing levels with our revenue, additional actions were required. These actions were carefully targeted so as not to jeopardize longer-term growth prospects in both our core and emerging practices. We completed a series of initiatives during fiscal 2010, fiscal 2009 and fiscal 2008 to reduce consultant headcount and eliminate support staff positions. These initiatives include reducing our workforce, consolidating, reducing, moving, or closing some of our offices, divesting some of our underperforming practices, and eliminating other expenses based on an evaluation of our current administrative practices and infrastructure. For additional information on these initiatives, refer to Note 14 in our Notes to Condensed Consolidated Financial Statements.

Critical Accounting Policies and Significant Estimates

        The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates in these condensed consolidated financial statements include, but are not limited to, accounts receivable allowances, revenue recognition on fixed price contracts, depreciation of property and equipment, share-based compensation, valuation of acquired intangible assets, impairment of long lived assets, goodwill, accrued and deferred income taxes, valuation allowances on deferred tax assets, accrued compensation, accrued exit costs, and other accrued expenses. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future.

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

        Revenues also include reimbursable expenses, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. Reimbursable expenses are as follows (in thousands):

	Twelve Weeks Ended		Twenty-four Weeks Ended
	May 14, 2010	May 15, 2009	May 14, 2010	May 15, 2009
Reimbursable expenses	$8,871	$9,825	$17,137	$18,744

        Our normal payment terms are 30 days from the invoice date. For the twelve weeks ended May 14, 2010, and May 15, 2009 our average days sales outstanding, or DSOs, were 94 days and 98 days. We calculate DSOs by dividing the sum of our accounts receivable and unbilled services balance, net of deferred revenue, at the end of the quarter by average daily revenues. Average daily revenues are calculated by dividing quarter revenues by the number of days in a quarter. Our project managers and finance personnel monitor payments from our clients and assess any collection issues. We maintain accounts receivable allowances for estimated losses resulting from clients' failure to make required payments. We base our estimates on our historical collection experience, current trends, and credit policy. In determining these estimates, we examine historical write-offs of our receivables and review client accounts to identify any specific customer collection issues. If the financial condition of our customers were to deteriorate or disputes were to arise regarding the services provided, resulting in an impairment of their ability to make payment, additional allowances may be required. A failure to estimate accurately the accounts receivable allowances and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition, and results of operations. As of May 14, 2010, and November 28, 2009, $7.2 million and $6.8 million were provided for accounts receivable allowances, respectively.

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

        Valuation of Goodwill and Other Intangible Assets.    We account for our acquisitions under the purchase method of accounting. Goodwill represents the purchase price of acquired businesses in excess of the fair market value of net assets acquired. Intangible assets consist principally of non-competition agreements, which are amortized on a straight-line basis over the related estimated lives of the agreements (eight to ten years), as well as customer relationships, customer lists, developed technology, and trademarks, which are generally amortized on a straight-line basis over their remaining useful lives (four to ten years).

        The goodwill amount for acquisitions is initially recorded based upon a preliminary estimated purchase price allocation and is subject to change. Any preliminary purchase price allocation is based upon our estimate of fair value, and is finalized as we receive other information relevant to the acquisition.

        In accordance with Accounting Standards Codification ("ASC") Topic 350, "Intangibles-Goodwill and Other," goodwill and intangible assets with indefinite lives are not subject to amortization, but are monitored annually for impairment, or more frequently, if there are indicators of impairment. Any impairment would be measured based upon the fair value of the related asset. Under ASC Topic 350, in performing the first step of the goodwill impairment testing and measurement process, we compare our entity-wide estimated fair value to net book value to identify potential impairment. We estimate the entity-wide fair value utilizing our market capitalization, plus an appropriate control premium. We utilize a control premium which considers appropriate industry, market and other pertinent factors, including indications of such premiums from data on recent acquisition transactions. If we determine through the impairment evaluation process that goodwill has been impaired, we would record the impairment charge in our consolidated statement of operations.

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

        There were no impairment losses related to goodwill or intangible assets during the twenty-four weeks ended May 14, 2010. We will continue to closely monitor our market capitalization and in the event that our average stock price subsequently declines and our market capitalization plus control premium declines below net book value and remains below book value for a period we consider to be other-than-temporary, we will perform an evaluation of the carrying value of goodwill and other intangibles.

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

        Our financial statements contain certain deferred tax assets and liabilities that result from temporary differences between book and tax accounting, as well as net operating loss carryforwards. ASC Topic 740, "Income Taxes," requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The decision to record a valuation allowance requires varying degrees of judgment based upon the nature of the item giving rise to the deferred tax asset. As a result of operating losses incurred in certain of our foreign subsidiaries, and uncertainty as to the extent and timing of profitability in future periods, we recorded valuation allowances in certain of these foreign subsidiaries based on the facts and circumstances affecting each subsidiary. Had we not recorded these allowances, we would have reported a lower effective tax provision than was recognized in our statements of operations in fiscal 2009 and a higher effective tax benefit during the first twenty-four weeks of fiscal 2010. If the realization of deferred tax assets is considered more likely than not, an adjustment to the net deferred tax assets would increase net income in the period such determination was made. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is possible that changes in these estimates could materially affect our financial condition and results of operations.

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

        The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several different tax jurisdictions. We are periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, we record estimated reserves for probable exposures. Based on our evaluation of current tax positions, we believe we have appropriately accrued for probable exposures. The IRS is currently conducting an examination of fiscal 2007. Audit field work is complete and we expect that the examination will be closed without significant adjustment to our tax liability. Additionally, HM Revenue and Customs is reviewing our UK subsidiary's fiscal 2006 and fiscal 2007 corporate tax returns. No adjustments have been proposed and the outcome of this review cannot reasonably be predicted at this time.

Adoption of New Accounting Standards

        In May 2008, the FASB issued guidance included in ASC Topic 470-20, "Debt" (formerly FASB Staff Position No. Accounting Principles Board Opinion 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)," which changes the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. Under ASC Topic 470-20, we are required to recognize non-cash interest expense on our convertible senior subordinated debentures based on the market rate for similar debt instruments without the conversion feature. ASC Topic 470-20 is effective for fiscal years beginning on or after December 15, 2008 and must be applied on a retrospective basis. Upon retroactive adoption of ASC 470-20 in fiscal 2010 during the first quarter of fiscal 2010, we recorded a cumulative after tax adjustment for prior years of $6.4 million, which represented a non-cash decrease in retained earnings as of November 28, 2009. Also, the carrying amount of the convertible debentures was retroactively adjusted to reflect a discount of approximately $12.6 million and a reduction of deferred financing costs by approximately $0.5 million, with offsetting increases in common stock of approximately $6.9 million and deferred tax liability of $5.2 million as of the date of issuance. Under ASC Topic 470-20, in fiscal 2010, we expect to record incremental non-cash interest expense of approximately $1.2 million. The effect of adopting ASC Topic 470-20 is included in the condensed consolidated financial statements.

        In December 2007, the FASB issued guidance included in ASC Topic 810, "Consolidation" (formerly Statements of Financial Accounting Standards No. 160). ASC Topic 810 establishes accounting and reporting standards for noncontrolling interests (previously referred to as "minority interests") in a subsidiary and for the deconsolidation of a subsidiary, to ensure consistency with the requirements of ASC Topic 805. ASC Topic 810 states that noncontrolling interests should be classified as a separate component of equity, and establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. We adopted the provisions of ASC Topic 810 during the first quarter of fiscal 2010 and the new presentation and disclosure requirements were applied retrospectively for all periods presented. Upon adoption, certain prior period amounts have been reclassified to conform to the current period financial statement presentation, including the reclassification of $1.6 million to shareholders' equity from non-current liabilities.

Results of Operations—For the Twelve and Twenty-Four Weeks Ended May 14, 2010, Compared to the Twelve and Twenty-Four Weeks Ended May 15, 2009

        The following table provides operating information as a percentage of revenues for the periods indicated:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	May 14, 2010	May 15, 2009	May 14, 2010	May 15, 2009
Revenues	100.0%	100.0%	100.0%	100.0%
Costs of services	73.5	66.4	71.3	65.9

Gross profit	26.5	33.6	28.7	34.1
Selling, general and administrative expenses	25.7	25.7	26.2	26.0
Depreciation and amortization	2.2	2.5	2.1	2.7

Income (loss) from operations	(1.4)	5.4	0.3	5.4
Interest income	0.1	0.1	0.1	0.2
Interest expense	(1.2)	(1.5)	(1.3)	(1.5)
Loss on extinguishment of convertible debentures	(0.6)	—	(0.3)	—
Other income (expense)	(0.1)	0.1	(0.1)	—

Income (loss) before provision for income taxes	(3.2)	4.1	(1.3)	4.1
Benefit (provision) for income taxes	0.9	(2.5)	0.1	(3.0)

Net income (loss)	(2.3)	1.6	(1.2)	1.1
Net loss (income) attributable to noncontrolling interest, net of tax	0.1	—	0.2	0.1

Net income (loss) attributable to CRA International, Inc.	(2.2)%	1.6%	(1.0)%	1.2%

Results of Operations—Twelve Weeks Ended May 14, 2010, Compared to Twelve Weeks Ended May 15, 2009

        Revenues.    Revenues decreased $3.9 million, or 5.4%, to $68.1 million for the second quarter of fiscal 2010 from $72.0 million for the second quarter of fiscal 2009. Included in revenues are $1.8 million and $2.6 million in revenues in the second quarter of fiscal 2010 and the second quarter of fiscal 2009, respectively, due to the consolidation of NeuCo. Our revenue decline was due primarily to general economic conditions and the restructuring of our portfolio of services, resulting in a reduction of employee consultant headcount. Utilization decreased to 65% for the second quarter of fiscal 2010 from 71% for the second quarter of fiscal 2009. Another factor contributing to our revenue decline, to a lesser extent, was the decrease in client reimbursable expenses. Client reimbursable expenses are pass-through expenses that carry little to no margin. These decreases in revenue were partially offset by an increase in revenue due to revenue generated by our acquisition of substantially all of the assets of Marakon Associates during the third quarter of fiscal 2009 and increased billing rates for our employee consultants, which went into effect during the first quarter of fiscal 2010.

        Although revenues increased sequentially $9.2 million, or 15.7%, to $68.1 million from $58.8 million for the first quarter of fiscal 2010, in the second quarter of fiscal 2010, both our litigation, regulatory, and financial consulting and management consulting areas experienced revenue declines compared to the second quarter of fiscal 2009. Clients have been reluctant to spend, thus lengthening the time to close new engagements, and this has impacted all areas of our business. Revenue generated by our acquisition of substantially all of the assets of Marakon Associates partially offset our overall revenue decline.

        Overall, revenues outside of the U.S. represented approximately 28% of total revenues for the second quarter of fiscal 2010, compared with 24% of total revenues for the second quarter of fiscal 2009, which is due primarily to a revenue decline in the U.S. and a greater contribution in international revenue related to the acquisition of substantially all of the assets of Marakon Associates. Revenues derived from fixed-price engagements increased to 19.1% of total revenues for the second quarter of fiscal 2010 compared with 11.9% for the second quarter of fiscal 2009. The increase in revenues from fixed-price engagements is due primarily to the acquisition of substantially all of the assets of Marakon Associates.

        Costs of Services.    Costs of services increased $2.3 million, or 4.7%, to $50.1 million for the second quarter of fiscal 2010 from $47.8 million for the second quarter of fiscal 2009. Included in costs of services are $0.5 million and $1.4 million in costs of services in the second quarter of fiscal 2010 and the second quarter of fiscal 2009, respectively, due to the consolidation of NeuCo. The increase in costs of services is mainly due to an increase in compensation expense for our employee consultants of $4.2 million, or 11.4%, which includes increases due to the employee consultants we hired as a result of acquiring substantially all of the assets of Marakon Associates, an increase in restructuring charges, and an increase in fringe benefit costs, primarily due to an unanticipated increase in health claims under our self-insured plan, partially offset by a decrease in compensation expense due to a decrease in the average number of employee consultants, excluding the Marakon Associates employees, primarily as a result of the previously discussed restructuring actions. Included in the increase in compensation are $3.7 million and $1.4 million in restructuring charges recognized during the second quarter of fiscal 2010 and the second quarter of fiscal 2009, respectively. Partially offsetting these increases is a decrease in costs of services due to a decrease in client reimbursable expenses. Client reimbursable expenses decreased by $1.0 million, or 9.7%, to $8.9 million for the second quarter of fiscal 2010 from $9.8 million for the second quarter of fiscal 2009. As a percentage of revenues, costs of services increased to 73.5% for the second quarter of fiscal 2010 from 66.4% for the second quarter of fiscal 2009. The increase in costs of services as a percentage of revenue is due primarily to lower revenue and an increase in compensation expense as a percentage of revenue, attributable to an increase in restructuring charges and an increase in compensation expense for our employee consultants, partially offset by decreases in NeuCo's costs of services as a percentage of revenue in the second quarter of fiscal 2010 compared with the second quarter of fiscal 2009.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased by $1.0 million, or 5.5%, to $17.5 million for the second quarter of fiscal 2010 from $18.5 million for the second quarter of fiscal 2009. The decrease in selling, general and administrative expenses is due primarily to a decrease in compensation expense due to a reduction in support staff, a decrease in legal expenses, and a decrease in commissions to non-employee experts. As a percentage of revenues, selling, general and administrative expenses remained unchanged at 25.7% for the second quarter of fiscal 2010 and the second quarter of fiscal 2009.

        Depreciation and Amortization.    Depreciation and amortization decreased by $0.3 million, or 17.1%, to $1.5 million for the second quarter of fiscal 2010 from $1.8 million for the second quarter of fiscal 2009. The decrease is largely due to a decrease in leasehold improvements and computer equipment due to office closures and reduced headcount.

        Interest Income.    Interest income decreased by $9,000 to $79,000 for the second quarter of fiscal 2010 from $88,000 for the second quarter of fiscal 2009. This decrease was due primarily to reduced cash and investment balances.

        Interest Expense.    Interest expense decreased by $250,000 to $799,000 for the second quarter of fiscal 2010 from $1.0 million for the second quarter of fiscal 2009. Interest expense primarily represents interest incurred on our 2.875% convertible debt, the amortization of debt issuance costs, and the amortization of the discount recorded in connection with our adoption of ASC Topic 470-20. The decrease was primarily due to the lower principle balance outstanding on our convertible debt in the second quarter of fiscal 2010 compared with the second quarter of fiscal 2009.

        Loss on Extinguishment of Convertible Debentures.    During the second quarter of fiscal 2010, the Company repurchased convertible debentures in the principal amount of $15.0 million, on the open market, resulting in a $0.4 million loss on a pre-tax basis. During the second quarter of fiscal 2009, the Company repurchased convertible debentures in the principal amount of approximately $7.0 million, on the open market, resulting in a $29,000 loss on a pre-tax basis. Although we repurchased our debt at a discount during these quarters, we incurred non-cash losses on the repurchases under the provisions of ASC Topic 470-20, which required us to discount our debt for the equity conversion feature of the debt instrument.

        Other Income (Expense).    Other income (expense) decreased by $139,000 to expense of $90,000 for the second quarter of fiscal 2010 from income of $49,000 for the second quarter of fiscal 2009. Other income (expense) consists primarily of foreign currency exchange transaction gains and losses. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies and the Euro and the British pound.

        Provision for Income Taxes.    The income tax benefit was $0.6 million for the second quarter of fiscal 2010. Our effective income tax rate decreased to an income tax benefit of 26.8% for the second quarter of fiscal 2010 from an income tax provision of 60.2% for the second quarter of fiscal 2009. The effective tax benefit for second quarter of fiscal 2010 was lower than the statutory rate due to losses in foreign locations that could not be benefited. The effective tax provision for the second quarter of fiscal 2009 was higher than the statutory rate primarily due to losses in foreign locations that provided no tax benefit.

        Net Loss (Income) Attributable to Noncontrolling Interest, Net of Tax.    Since October of fiscal 2008, our ownership interest in NeuCo constitutes control under GAAP. As a result, NeuCo's financial results are consolidated with ours and allocations of the noncontrolling interest's share of NeuCo's net income result in deductions to our net income, while allocations of the noncontrolling interest's share of NeuCo's net loss result in additions to our net income. During the second quarter of fiscal 2010, NeuCo reacquired $0.9 million of its shares. As a result of this transaction, our ownership interest in NeuCo increased from 49.15% to 55.89%. The increase in our ownership in NeuCo during the second quarter of fiscal 2010 has been accounted for as an adjustment to shareholders' equity in the accompanying condensed consolidated financial statements. The results of operations of NeuCo allocable to its other owners was a net loss of $57,000 for the second quarter of fiscal 2010 and net income of $18,000 in the second quarter of fiscal 2009.

        Net Income (Loss) Attributable to CRA International, Inc.    Net income (loss) attributable to CRA International, Inc. decreased by $2.7 million from net income of $1.2 million for the second quarter of fiscal 2009 to a net loss of $1.5 million for the second quarter of fiscal 2010. The net loss per share was $0.14 per share for the second quarter of fiscal 2010, compared to $0.11 of net income per diluted share for the second quarter of fiscal 2009. Weighted average shares outstanding increased by approximately 30,000 shares to approximately 10,713,000 shares for the second quarter of fiscal 2010 from approximately 10,683,000 shares for the second quarter of fiscal 2009. The increase in weighted average shares outstanding is primarily due to restricted shares that have vested and options that have been exercised since May 15, 2009, offset in part by repurchases of common stock since May 15, 2009. Weighted average shares outstanding as of May 14, 2010 excluded 143,000 anti-dilutive common stock equivalents in the second quarter of fiscal 2010 because we had a net loss and inclusion of these common stock equivalents would be anti-dilutive.

Results of Operations—Twenty-Four Weeks Ended May 14, 2010, Compared to Twenty-Four Weeks Ended May 15, 2009

        Revenues.    Revenues decreased $10.9 million, or 7.9%, to $126.9 million for the twenty-four weeks ended May 14, 2010 from $137.8 million for the twenty-four weeks ended May 15, 2009. Included in revenues are $2.9 million and $4.1 million in revenues in the twenty-four weeks ended May 14, 2010 and the twenty-four weeks ended May 15, 2009, respectively, due to the consolidation of NeuCo. Our revenue decline was due primarily to general economic conditions and the restructuring of our portfolio of services, resulting in a reduction of employee consultant headcount. Utilization decreased to 63% for the twenty-four weeks ended May 14, 2010 from 70% for the twenty-four weeks ended May 15, 2009. Another factor contributing to our revenue decline, to a lesser extent, was the decrease in client reimbursable expenses. Client reimbursable expenses are pass-through expenses that carry little to no margin. These decreases in revenue were partially offset by an increase in revenue due to revenue generated by our acquisition of substantially all of the assets of Marakon Associates during the third quarter of fiscal 2009 and increased billing rates for our employee consultants, which went into effect during the first quarter of fiscal 2010.

        In the twenty-four weeks ended May 14, 2010, our practices in both our litigation, regulatory, and financial consulting and management consulting areas experienced revenue declines compared to the twenty-four weeks ended May 15, 2009. Clients have been reluctant to spend, thus lengthening the time to close new engagements, and this has impacted all areas of our business. In the management consulting practices, projects completed in our fourth quarter of fiscal 2009 were not immediately replaced in the first and second quarters of fiscal 2010. In the litigation, regulatory, and financial consulting practices, work in our current pipeline related to the financial meltdown ramped up slowly and some practices experienced delays in existing projects proceeding through the court system and regulatory agencies. Revenue generated by our acquisition of substantially all of the assets of Marakon Associates partially offset our overall revenue decline.

        Overall, revenues outside of the U.S. represented approximately 27% of total revenues for the twenty-four weeks ended May 14, 2010, compared with 23% of total revenues for the twenty-four weeks ended May 15, 2009, which is due primarily to a revenue decline in the U.S. and a greater contribution in international revenue related to the acquisition of substantially all of the assets of Marakon Associates. Revenues derived from fixed-price engagements increased to 17.4% of total revenues for the twenty-four weeks ended May 14, 2010 compared with 10.9% for the twenty-four weeks ended May 15, 2009. The increase in revenues from fixed-price engagements is due primarily to the acquisition of substantially all of the assets of Marakon Associates.

        Costs of Services.    Costs of services decreased $0.4 million, or 0.4%, to $90.5 million for the twenty-four weeks ended May 14, 2010 from $90.9 million for the twenty-four weeks ended May 15, 2009. Included in costs of services are $0.8 million and $2.4 million in costs of services in the twenty-four weeks ended May 14, 2010 and the twenty-four weeks ended May 15, 2009, respectively, due to the consolidation of NeuCo. The decrease in costs of services is mainly due to a decrease in reimbursable expenses of $1.6 million, or 8.6%. Partially offsetting these decreases are increases in costs of services due to an increase in compensation expense for our employee consultants of $2.3 million or 3.2%, which includes increases due to the employee consultants we hired as a result of acquiring substantially all of the assets of Marakon Associates and an increase in restructuring charges, partially offset by a decrease in compensation expense primarily due to a decrease in the average number of employee consultants, excluding the Marakon Associates employees, primarily as a result of the previously discussed restructuring actions. Included in the increase in compensation are $3.7 million and $1.9 million in restructuring charges recognized during the twenty-four weeks ended May 14, 2010 and the twenty-four weeks ended May 15, 2009, respectively. As a percentage of revenues, costs of services increased to 71.3% for the twenty-four weeks ended May 14, 2010 from 65.9% for the twenty-four weeks ended May 15, 2009. The increase in costs of services as a percentage of revenue is due to lower revenue in the twenty-four weeks ended May 14, 2010 compared with the twenty-four weeks ended May 15, 2009.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased by $2.5 million, or 7.0%, to $33.3 million for the twenty-four weeks ended May 14, 2010 from $35.8 million for the twenty-four weeks ended May 15, 2009. The decrease in selling, general and administrative expenses is due primarily to a decrease in compensation expense due to a reduction in support staff and a decrease in commissions to non-employee experts. As a percentage of revenues, selling, general and administrative expenses increased slightly to 26.2% for the twenty-four weeks ended May 14, 2010 from 26.0% for the twenty-four weeks ended May 15, 2009, which was primarily a result of lower revenue in the twenty-four weeks ended May 14, 2010 compared with the twenty-four weeks ended May 15, 2009.

        Depreciation and Amortization.    Depreciation and amortization decreased by $1.0 million, or 26.0%, to $2.7 million for the twenty-four weeks ended May 14, 2010 from $3.7 million for the twenty-four weeks ended May 15, 2009. The decrease is largely due to a decrease in leasehold improvements and computer equipment due to office closures and reduced headcount.

        Interest Income.    Interest income decreased by $87,000 to $158,000 for the twenty-four weeks ended May 14, 2010 from $245,000 for the twenty-four weeks ended May 14, 2010. This decrease was due primarily to lower interest rates, reduced cash and investment balances, and more conservative investment holdings.

        Interest Expense.    Interest expense decreased by $432,000 to $1.7 million for the twenty-four weeks ended May 14, 2010 from $2.1 million for the twenty-four weeks ended May 15, 2009. Interest expense primarily represents interest incurred on our 2.875% convertible debt, the amortization of debt issuance costs, and the amortization of the discount recorded in connection with our adoption of ASC Topic 470-20. The decrease was primarily due to the lower principle balance outstanding on our convertible debt in the twenty-four weeks ended May 14, 2010 compared with the twenty-four weeks ended May 15, 2009.

        Loss on Extinguishment of Convertible Debentures.    During the twenty-four weeks ended May 14, 2010, the Company repurchased convertible debentures in the principal amount of $15.0 million, on the open market, resulting in a $0.4 million loss on a pre-tax basis. During the twenty-four weeks ended May 15, 2009, the Company repurchased convertible debentures in the principal amount of approximately $7.0 million, on the open market, resulting in a $29,000 loss on a pre-tax basis. Although we repurchased our debt at a discount during these quarters, we incurred non-cash losses on the repurchases under the provisions of ASC Topic 470-20, which required us to discount our debt for the equity conversion feature of the debt instrument

        Other Income (Expense).    Other income (expense) decreased by $84,000 to expense of $104,000 for the twenty-four weeks ended May 14, 2010 from expense of $20,000 for the twenty-four weeks ended May 15, 2009. Other income (expense) consists primarily of foreign currency exchange transaction gains and losses. The loss in the twenty-four weeks ended May 15, 2009 includes a cumulative foreign currency exchange loss of $0.4 million related to the liquidation of our Australian-based operations. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies and the Euro and the British pound.

        Provision for Income Taxes.    The income tax benefit was $0.1 million for the twenty-four weeks ended May 14, 2010. Our effective income tax rate decreased to an income tax benefit of 8.7% for the twenty-four weeks ended May 14, 2010 compared to an income tax provision of 72.6% for the twenty-four weeks ended May 15, 2009. The effective tax benefit for the twenty-four weeks ended May 14, 2010 was lower than the statutory rate due primarily to losses in foreign locations that provided no tax benefit. The effective tax provision in the twenty-four weeks ended May 14, 2009 was higher than the statutory rate due primarily to losses in foreign locations that provided no tax benefit and a tax charge associated with the liquidation of our Australian-based operations.

        Net Loss (Income) Attributable to Noncontrolling Interest, Net of Tax.    Since October of fiscal 2008, our ownership interest in NeuCo constitutes control under GAAP. As a result, NeuCo's financial results are consolidated with ours and allocations of the noncontrolling interest's share of NeuCo's net income result in deductions to our net income, while allocations of the noncontrolling interest's share of NeuCo's net loss result in additions to our net income. During the second quarter of fiscal 2010, NeuCo reacquired $0.9 million of its shares. As a result of this transaction, our ownership interest in NeuCo increased from 49.15% to 55.89%. The increase in our ownership in NeuCo during the second quarter of fiscal 2010 has been accounted for as an adjustment to shareholders' equity in the accompanying condensed consolidated financial statements. The results of operations of NeuCo allocable to its other owners was a net loss of $224,000 for the twenty-four weeks ended May 14, 2010 and $170,000 for the twenty-four weeks ended May 15, 2009.

        Net Income (Loss) Attributable to CRA International, Inc.    Net income (loss) attributable to CRA International, Inc. decreased by $3.0 million to a net loss of $1.3 million for the twenty-four weeks ended May 14, 2010 from net income of $1.7 million for the twenty-four weeks ended May 15, 2009. The net loss per share was $0.12 per share for the twenty-four weeks ended May 14, 2010, compared to diluted net income per share of $0.16 per share for the twenty-four weeks ended May 15, 2009. Weighted average shares outstanding increased by approximately 13,000 shares to approximately 10,683,000 shares for the twenty-four weeks ended May 14, 2010 from approximately 10,670,000 shares for the twenty-four weeks ended May 15, 2009. The increase in weighted average shares outstanding is due primarily to restricted shares that have vested and options that have been exercised since May 15, 2009, offset in part by repurchases of common stock since May 15, 2009. Weighted average shares outstanding for the twenty-four weeks ended May 14, 2010 excluded 163,000 anti-dilutive common stock equivalents because we had a net loss and inclusion of these common stock equivalents would be anti-dilutive.

Liquidity and Capital Resources

        General.    In the twenty-four weeks ended May 14, 2010, cash and cash equivalents decreased by $44.2 million. We completed the quarter with cash and cash equivalents of $38.6 million, short term investments of $41.3 million, and working capital (defined as current assets less current liabilities) of $146.4 million.

        We believe that current cash balances, cash generated from operations, and amounts available under our bank line of credit will be sufficient to meet our anticipated working capital, capital expenditure, and contingent consideration payment requirements for at least the next 12 months.

        Sources and Uses of Cash in the twenty-four weeks ended May 14, 2010.    During the first twenty-four weeks of fiscal 2010, net cash used by operations was $9.5 million. Cash used in operations resulted from a net loss of $1.5 million, as well as decreases in deferred income taxes of $0.9 million and accounts payable, accrued expenses, and other liabilities of $26.8 million, offset by non-cash depreciation and amortization of $2.7 million and share-based compensation expenses of $3.1 million. The payment of the majority of fiscal 2009 bonuses totaling approximately $28.7 million are included in the decrease in accounts payable, accrued expenses, and other liabilities during the twenty-four weeks ended May 14, 2010. The uses of cash in operations were offset by sources of cash including a decrease in accounts receivable of $8.4 million, as a result of a decrease in revenue and improved collections, and a decrease in prepaid expenses and other assets of $5.9 million.

        We used $19.1 million of net cash for investing activities for the first twenty-four weeks of fiscal 2010, which included uses of cash of $1.1 million for capital expenditures, $0.6 million of net acquisition consideration payments, and $53.8 million to purchase short-term investments to achieve higher returns on our excess cash. These uses of cash were partially offset by $36.3 million received from the sale of short-term investments.

        We used $15.8 million of net cash for financing activities for the first twenty-four weeks of fiscal 2010. Cash used in financing activities was primarily used to repurchase convertible debentures in the principal amount of $15.0 million for a repurchase price of approximately $14.9 million and to redeem $0.9 million in vested employee restricted shares for tax withholdings, offset partially by $0.6 million received upon the exercise of stock options.

        Private Placement of Convertible Debt.    In 2004, we completed a private placement of $90.0 million of 2.875% convertible senior subordinated debentures due in 2034. During the second quarter of fiscal 2010, we repurchased convertible debentures in the principal amount of $15.0 million, on the open market. During fiscal 2009 and fiscal 2008, we repurchased convertible debentures in the principal amount of approximately $27.5 million, on the open market. As of May 14, 2010, the principal amount of the convertible debentures totaled $47.5 million. The debentures are our direct, unsecured senior subordinated obligations and rank junior in right of payment to our existing bank revolving line of credit and any future secured indebtedness that we may designate as senior indebtedness. Contractual interest of approximately $0.7 million, is payable semi-annually on June 15 and December 15.

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

        Pursuant to the terms of the indenture governing the debentures, since the closing stock price did not equal or exceed the $50 per share contingent conversion trigger price for 20 out of the 30 consecutive trading days ended on May 14, 2010, the market price conversion trigger was not satisfied and holders of the debentures are not able to exercise their right to convert the bonds as of the first trading day of the third quarter of fiscal 2010. This test is repeated each fiscal quarter. To date, no conversions have occurred. As of May 14, 2010, the principal amount of the convertible debentures totaled $47.5 million. We believe that in the event the contingent conversion trigger price is met, it is unlikely that a significant percentage of bondholders will exercise their right to convert because the debentures have traded at a premium over their conversion value. We have classified the $46.3 million convertible debt as long-term debt as of May 14, 2010, in the accompanying condensed consolidated balance sheet.

        We may elect to redeem all or any portion of the debentures on or after June 20, 2011, at a repurchase price equal to 100% of the principal amount of the debentures, plus accrued and unpaid interest. As early as June 15, 2011 or upon certain specified fundamental changes, we may be required, at the option of each holder, to repurchase all or any portion of the debentures, which, in the event of a fundamental change involving a change of control of our firm, may include the payment of a make-whole premium. During the third quarter of fiscal 2010, we will reclassify the amounts of outstanding debentures from a non-current liability to a current liability.

        Borrowings under the Revolving Line of Credit.    We are party to a senior loan agreement with our bank for a $60.0 million revolving line of credit with a maturity date of April 30, 2012 and it is our intention to renew or replace the revolving line of credit, as desirable and available. Subject to the terms of the agreement, we may use borrowings under this revolving line of credit for acquisition financing, working capital, general corporate purposes, letters of credit, and foreign exchanges contracts. The available revolving line of credit is reduced, as necessary, to account for certain outstanding letters of credit. The $60.0 million credit facility allows us to mitigate the potential liquidity risk, and to provide funding if required, in the event of conversion by the debenture holders. The revolving line of credit also gives us additional flexibility to meet any unforeseen financial requirements. The amounts available under our bank revolving line of credit are constrained by various financial covenants and reduced by certain outstanding letters of credit. As of May 14, 2010, there were no amounts outstanding under this revolving line of credit and $4.6 million in letters of credit were outstanding.

        Borrowings under our credit facility bear interest, at LIBOR plus an applicable margin. Applicable margins range from 2.0% to 3.5%, depending on the ratio of our consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the preceding four fiscal quarters, subject to various adjustments stated in the senior loan agreement. These margins are adjusted both quarterly and each time we borrow under the credit facility. Interest is payable monthly. A commitment fee of 0.25% is payable on the unused portion of the credit facility. Borrowings under the credit facility are secured by 100% of the stock of certain of our U.S. subsidiaries and 65% of the stock of certain of our foreign subsidiaries, which represents approximately $65.7 million in net assets as of May 14, 2010.

        Debt Restrictions.    Under our senior loan agreement, we must comply with various financial and non-financial covenants. The financial covenants require us to maintain a minimum consolidated working capital of $25.0 million and require us to comply with a consolidated total debt to EBITDA ratio of not more than 3.5 to 1.0 and a consolidated senior debt to EBITDA ratio of not more than 2.0 to 1.0. Compliance with these financial covenants is tested on a fiscal quarterly basis. In March 2005, we amended the definition of "current liabilities" included in the working capital covenant of the senior credit agreement to exclude any convertible subordinated debt for which we have not been notified of the intention to convert. The non-financial covenants of the senior credit agreement place certain restrictions on our ability to incur additional indebtedness, engage in acquisitions or dispositions, and enter into business combinations. Any indebtedness outstanding under the senior credit facility may become immediately due and payable upon the occurrence of stated events of default, including our failure to pay principal, interest or fees or a violation of any financial covenant. As of May 14, 2010, we were in compliance with our covenants under the senior credit agreement.

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

        In June 2007, we announced that our Board of Directors authorized a share repurchase program of up to a total of 1,500,000 shares of our common stock. We will finance the repurchase program with available cash and cash from future operations. We may repurchase shares in open market purchases or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. To date, we have repurchased 1,284,282 shares under this plan for approximately $55.3 million. We did not repurchase shares under this program during the twenty-four weeks ended May 14, 2010, but expect to continue to repurchase shares in the future.

        In addition, we may from time to time seek to retire or repurchase additional portions of our 2.875% convertible debentures through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

        In May 2009, a payment of $10.3 million was placed in escrow as a progress payment related to a possible future earnout amount that the seller of a business we acquired in fiscal 2006 could earn. The $10.3 million is included in current assets in the accompanying condensed consolidated balance sheet as of May 14, 2010. Unless the term of this agreement is extended, we expect the entire $10.3 million placed in escrow to be returned to us within the next 12 months.

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

        The majority of our operations are based in the U.S., and accordingly, the majority of our transactions are denominated in U.S. dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of foreign currencies. Our primary foreign currency exposures relate to our short-term intercompany balances with our foreign subsidiaries and accounts receivable and cash valued in the United Kingdom in U.S. dollars. Our primary foreign subsidiaries have functional currencies denominated in the British pound and Euro, and foreign denominated assets and liabilities are remeasured each reporting period with any exchange gains and losses recorded in our consolidated statements of operations. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies and the Euro and the British pound. Holding all other variables constant, fluctuations in foreign exchange rates may impact reported revenues and expenses significantly, based on currency exposures at May 14, 2010. A hypothetical 10% movement in foreign exchange rates would have affected our income (loss) before provision for income taxes for the twelve weeks ended May 14, 2010 by approximately $0.5 million. However, actual gains and losses in the future could differ materially from this analysis based on the timing and amount of both foreign currency exchange rate movements and our actual exposure.

        From time to time, we may use derivative instruments to manage the risk of exchange rate fluctuations. However, at May 14, 2010, we had no outstanding derivative instruments. We do not use derivative instruments for trading or speculative purposes.

Interest Rate Risk

        We maintain an investment portfolio consisting mainly of U.S. government obligations, funds holding only U.S. and Canadian government obligations, and corporate obligations with maturities of less than a year. These held-to-maturity securities are subject to interest rate risk. However, a hypothetical change in the interest rate of 10% would not have a material impact to the fair values of these securities at May 14, 2010 primarily due to their short maturity.

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

Evaluation of Changes in Internal Control over Financial Reporting

        Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we have determined that, during the second quarter of fiscal 2010, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to affect, materially our internal control over financial reporting.

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

We depend upon key employees to generate revenue

        Our business consists primarily of the delivery of professional services, and accordingly, our success depends heavily on the efforts, abilities, business generation capabilities, and project execution capabilities of our employee consultants. In particular, our employee consultants' personal relationships with our clients are a critical element in obtaining and maintaining client engagements. If we lose the services of any employee consultant or group of employee consultants, or if our employee consultants fail to generate business or otherwise fail to perform effectively, that loss or failure could adversely affect our revenues and results of operations. Our employee consultants generated engagements that accounted for approximately 86% of our revenues in the twenty-four weeks ended May 14, 2010. Our top five employee consultants generated approximately 14% of our revenues in the twenty-four weeks ended May 14, 2010.

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

We depend on our non-employee experts

        We depend on our relationships with our exclusive non-employee experts. In the twenty-four weeks ended May 14, 2010, five of our exclusive non-employee experts generated engagements that accounted for approximately 10% of our revenues. We believe that these experts are highly regarded in their fields and that each offers a combination of knowledge, experience, and expertise that would be very difficult to replace. We also believe that we have been able to secure some engagements and attract consultants in part because we could offer the services of these experts. Most of these experts can limit their relationships with us at any time for any reason. These reasons could include affiliations with universities with policies that prohibit accepting specified engagements, the pursuit of other interests, and retirement.

        As of May 14, 2010, we had restrictive covenant contracts, which in some cases include non-competition agreements, with 43 of our non-employee experts. The limitation or termination of any of their relationships with us, or competition from any of them after these agreements expire, could harm our reputation, reduce our business opportunities and adversely affect our revenues and results of operations. The non-competition agreements that we have with some of our non-employee experts offer us only limited protection and may not be enforceable in every jurisdiction. In the event that non-employee experts leave, such clients may decide that they prefer to continue working with the non-employee expert rather than with us. In the event a non-employee expert departs and acts in a way that we believe violates their non-competition agreement, we will consider any legal remedies we may have against such person on a case-by-case basis. We may decide that preserving cooperation and a professional relationship with the former non-employee expert or client, or other concerns, outweigh the benefits of any possible legal recovery.

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

We derive our revenues from a limited number of large engagements

        We derive a portion of our revenues from a limited number of large engagements. If we do not obtain a significant number of new large engagements each year, our business, financial condition, and results of operations could suffer. Our ten largest engagements accounted for approximately 13% and 15% of our revenues in the twenty-four weeks ended May 14, 2010 and the twenty-four weeks ended

May 15, 2009, respectively. No single client accounted for more than 5% of our revenues in the twenty-four weeks ended May 14, 2010 and the twenty-four weeks ended May 15, 2009. In general, the volume of work we perform for any particular client varies from year to year, and due to the specific engagement nature of our practice, a major client in one year may not hire us in the following year.

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

Fluctuations in the types of service contracts we enter into may adversely impact revenue and results of operations

        We derive a portion of our revenues from fixed-price contracts. We derived 19.1% and 17.4% of our revenues from fixed-price engagements in the twelve and twenty-four weeks ended May 14, 2010, respectively. We derived 11.9% and 10.9% of our revenues from fixed-price engagements in the twelve and twenty-four weeks ended May 15, 2009, respectively. These contracts are more common in our management consulting area, and would likely grow in number with any expansion of that area. Fluctuations in our mix between time-and-material or fixed-price contracts or arrangements with fees tied to performance-based criteria, may result in fluctuations of revenue and results of operations. In addition, if we fail to estimate accurately the resources required for a fixed-price project or fail to satisfy our contractual obligations in a manner consistent with the project budget, we might generate a smaller profit or incur a loss on the project. On occasion, we have had to commit unanticipated additional resources to complete projects, and we may have to take similar action in the future, which could adversely affect our revenues and results of operations.

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

We may need to take material write-offs for the impairment of goodwill and other intangible assets if our market capitalization declines

        As further described in Note 7 of our Notes to Condensed Consolidated Financial Statements, goodwill and intangible assets with indefinite lives are monitored annually for impairment, or more frequently, if there are indicators of impairment. In performing the first step of the goodwill impairment testing and measurement process, we compare our entity-wide estimated fair value to net book value to identify potential impairment. We estimate the entity-wide fair value utilizing our market capitalization, plus an appropriate control premium. We have utilized a control premium which considers appropriate industry, market and other pertinent factors, including indications of such premiums from data on recent acquisition transactions. If we determine through the impairment evaluation process that goodwill has been impaired, we would record the impairment charge in our consolidated statement of operations.

        There were no impairment losses related to goodwill or intangible assets during the twenty-four weeks ended May 14, 2010. Our entity-wide fair value currently exceeds net book value, and therefore, there has not been an indication of impairment. However, at various points during fiscal 2009 and fiscal 2010, our stock price declined from previous levels. We will continue to closely monitor our market capitalization and in the event that our average stock price subsequently declines and our market capitalization plus control premium declines below net book value and remains below book value for a period we consider to be other-than-temporary, we will perform an evaluation of the carrying value of goodwill and other intangibles.

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

The market price of our common stock may be volatile

        The market price of our common stock has fluctuated widely and may continue to do so. For example, from May 16, 2009, to May 14, 2010, the trading price of our common stock ranged from a high of $31.47 per share to a low of $21.58 per share. Many factors could cause the market price of our common stock to rise and fall. Some of these factors are:

  •
  variations in our quarterly results of operations;

  •
  the hiring or departure of key personnel or non-employee experts;

  •
  changes in our professional reputation;

  •
  the introduction of new services by us or our competitors;

  •
  acquisitions or strategic alliances involving us or our competitors;

  •
  changes in accounting principles or methods, such as Accounting Standards Codification 470-20, "Debt with Conversion and Other Options," ("ASC Topic 470-20") (formerly FASB Staff Position Accounting Principles Board Opinion 14-1);

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

Our debt obligations may adversely impact our financial performance

        In 2004, we issued a total of $90.0 million of 2.875% convertible senior subordinated debentures due 2034. We had previously operated with little or no debt, and our previous payments of interest had not been material. The interest we are required to pay on these debentures reduces our net income each year and will continue to do so until the debentures are no longer outstanding. The terms of the debentures also include provisions that could accelerate our obligation to repay all amounts outstanding under the debentures if certain events happen, such as our failure to pay interest in a timely manner, failure to pay principal upon redemption or repurchase, failure to deliver cash, shares of common stock, or other property upon conversion and other specified events of default. In addition, on June 15, 2011, June 15, 2014, June 15, 2019, June 15, 2024 and June 15, 2029, or following specified fundamental changes, holders of the debentures may require us to repurchase their debentures for cash. During the third quarter of fiscal 2010, we will reclassify the outstanding amount of debentures from a non-current liability to a current liability. On December 14, 2004, we irrevocably elected to settle with cash 100% of the principal amount of the debentures upon conversion thereof, and holders of the debentures may convert them if our stock price exceeds $50 per share for at least 20 out of the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. The market price conversion trigger was not met during the second quarter of fiscal 2010. Therefore, holders of the debentures are not able to exercise their right to convert the bonds during the third quarter of fiscal 2010. This test is repeated each fiscal quarter. To date, no holders have exercised their right to convert the bonds. However, during fiscal 2010, fiscal 2009, and fiscal 2008, we repurchased convertible debentures in the principal amount of $15.0 million, $17.3 million, and $10.2 million, respectively, on the open market.

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

Insurance and claims expenses could significantly reduce our profitability

        We are exposed to claims related to group health insurance. We self-insure a portion of the risk associated with these claims. If the number or severity of claims increases, or we are required to accrue or pay additional amounts because the claims prove to be more severe than our original assessment, our operating results would be adversely affected. Our future insurance and claims expense might exceed historical levels, which could reduce our earnings. We expect to periodically assess our self-insurance strategy. We are required to periodically evaluate and adjust our claims reserves to reflect our experience. However, ultimate results may differ from our estimates, which could result in losses over our reserved amounts. We maintain individual and aggregate medical plan stop loss insurance with licensed insurance carriers to limit our ultimate risk exposure for any one case and for our total liability.

        Many businesses are experiencing the impact of increased medical costs as well as greater variability in ongoing costs. As a result, our insurance and claims expense could increase, or we could raise our self-insured retention when our policies are renewed. If these expenses increase or we experience a claim for which coverage is not provided, results of our operations and financial condition could be materially and adversely affected.

Our reported earnings per share may be more volatile because of the accounting standards, rules, and regulations as they relate to our convertible senior subordinated debentures

        Holders of our 2.875% convertible senior subordinated debentures due 2034 may convert the debentures only under certain circumstances, including certain stock price-related conversion contingencies. As further described in Note 9 of our Notes to Consolidated Financial Statements, we determine the effect of the debentures on earnings per share under the treasury stock method of accounting. The treasury stock method of accounting allows us to report dilution only when our average stock price per share for the reporting period exceeds the $40 conversion price and only to the extent of the additional shares we may be required to issue in the event our conversion obligation exceeds the principal amount of the debentures converted. Accordingly, volatility in our stock price could cause volatility in our reported diluted earnings per share.

        The FASB issued ASC Topic 470-20, which applies to any convertible debt instrument that may be settled in whole or in part with cash upon conversion, including our 2.875% debentures. Under ASC Topic 470-20, we are required to recognize non-cash interest expense on our convertible senior subordinated debentures based on the market rate for similar debt instruments without the conversion feature. Under ASC Topic 470-20, in fiscal 2010, we expect to record incremental non-cash interest expense of approximately $1.2 million, including the impact of the repurchase completed during the second quarter of fiscal 2010.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        (a)   Not applicable.

        (b)   Not applicable.

        (c)   The following table provides information about our repurchases of shares of our common stock during the twelve weeks ended May 14, 2010. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the quarter into three equal periods of four weeks.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(5)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(5)
February 20, 2010 to March 19, 2010	2,970 shares(1)	$27.21 per share(1)	—	215,718
March 20, 2010 to April 16, 2010	9,290 shares(2)	$23.32 per share(2)	—	215,718
April 17, 2010 to May 14, 2010	6,339 shares(3)	$23.78 per share(3)
	$15,000,000
	principal amount of
	convertible	$1.00 per $1.00
	debentures(4)	principal amount(4)	—	215,718

(1)
During the four weeks ended March 19, 2010, we accepted 2,970 shares of our common stock as a tax withholding from certain of our employees, in connection with the vesting of restricted shared that occurred during the indicated period, pursuant to the terms of our 2006 equity incentive plan, at an average share price of $27.21.

(2)
During the four weeks ended April 16, 2010, we accepted 730 shares of our common stock as a tax withholding from certain of our employees, in connection with the vesting of restricted shares that occurred during the indicated period, pursuant to the terms of our 2006 equity incentive plan, at an average share price of $24.23, and we repurchased 8,560 shares of our common stock, based on the contractual right of first purchase contained in the applicable share agreements with us, at an average share price of $23.24 per share.

(3)
During the four weeks ended May 14, 2010, we accepted 6,339 shares of our common stock as a tax withholding from certain of our employees, in connection with the vesting of restricted shares that occurred during the indicated period, pursuant to the terms of our 2006 equity incentive plan, at an average share price of $23.78.

(4)
During the four weeks ended May 14, 2010, we repurchased convertible debentures in the principal amount of $15.0 million, on the open market, for $14.9 million. In addition, when the convertible debentures were repurchased, we paid accrued interest through the purchase date of approximately $0.1 million.

(5)
On June 14, 2007, we issued a press release announcing that our board of directors has approved the repurchase from time to time of up to 1,500,000 shares of our common stock, of which 1,284,282 shares of common stock were purchased in prior quarters and no shares were purchased in the second quarter of fiscal 2010. As of May 14, 2010, 215,718 shares of our common stock remain available for repurchase under this plan.

ITEM 3.   Defaults Upon Senior Securities

        None.

ITEM 4.    (Removed and Reserved)

ITEM 5.    Other Information

        None.

ITEM 6.    Exhibits

Item No.	Description
*10.1	Amended and Restated 2006 Equity Incentive Plan, as amended (incorporated by reference to Annex A of our definitive proxy statement filed on March 26, 2010).
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1	Section 1350 certification

*
Management contract or compensatory plan.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRA INTERNATIONAL, INC.
Date: June 21, 2010	By:	/s/ PAUL A. MALEH Paul A. Maleh President, Chief Executive Officer
Date: June 21, 2010	By:	/s/ WAYNE D. MACKIE Wayne D. Mackie Executive Vice President, Treasurer, Chief Financial Officer

EXHIBIT INDEX

Item No.	Description
*10.1	Amended and Restated 2006 Equity Incentive Plan, as amended (incorporated by reference to Annex A of our definitive proxy statement filed on March 26, 2010).
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1	Section 1350 certification

*
Management contract or compensatory plan.