Form 10-Q
period 2010-09-03
CRA INTERNATIONAL, INC.
filed 2010-10-12
CIK 1053706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 3, 2010
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 8, 2010
Common Stock, no par value per share	10,862,549 shares

CRA International, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

CRA International, Inc.

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)

	Sixteen Weeks Ended		Forty Weeks Ended
	September 3, 2010	September 4, 2009	September 3, 2010	September 4, 2009
Revenues	$84,641	$89,262	$211,562	$227,057
Costs of services	54,860	59,036	145,369	149,895

Gross profit	29,781	30,226	66,193	77,162
Selling, general and administrative expenses	22,906	21,744	56,175	57,508
Depreciation and amortization	1,959	2,437	4,684	6,119

Income from operations	4,916	6,045	5,334	13,535
Interest income	115	130	273	375
Interest expense	(1,000)	(1,337)	(2,669)	(3,438)
Loss on the extinguishment of convertible debentures	—	—	(425)	(29)
Other expense	(258)	(228)	(362)	(248)

Income before provision for income taxes	3,773	4,610	2,151	10,195
Provision for income taxes	(1,746)	(2,425)	(1,605)	(6,480)

Net income	2,027	2,185	546	3,715
Net loss attributable to noncontrolling interest, net of tax	44	436	268	606

Net income attributable to CRA International, Inc.	$2,071	$2,621	$814	$4,321

Net income per share attributable to CRA International, Inc:
Basic	$0.19	$0.25	$0.08	$0.41

Diluted	$0.19	$0.24	$0.08	$0.40

Weighted average number of shares outstanding:
Basic	10,650	10,627	10,670	10,600

Diluted	10,734	10,751	10,801	10,703

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except share data)

	September 3, 2010	November 28, 2009
Assets
Current assets:
Cash and cash equivalents	$51,743	$82,806
Short-term investments	34,893	23,678
Accounts receivable, net of allowances of $6,564 in 2010 and $6,812 in 2009	47,116	60,200
Unbilled services	31,994	28,022
Escrowed deposit	10,257	—
Prepaid expenses and other assets	12,548	18,381
Deferred income taxes	6,069	16,695

Total current assets	194,620	229,782
Property and equipment, net	16,931	19,050
Goodwill	140,477	141,964
Intangible assets, net of accumulated amortization of $5,206 in 2010 and $5,205 in 2009	3,463	6,162
Deferred income taxes, net of current portion	3,749	63
Other assets	14,988	25,090

Total assets	$374,228	$422,111

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$9,749	$13,425
Accrued expenses	41,279	56,951
Deferred revenue and other liabilities	5,430	7,002
Current portion of deferred compensation	144	889
Current portion of convertible debentures payable, net	46,645	—
Current portion of notes payable	750	700
Deferred income taxes	477	125

Total current liabilities	104,474	79,092
Notes payable, net of current portion	2,182	2,405
Convertible debentures payable, net	—	60,289
Deferred rent and other non-current liabilities	14,296	13,964
Deferred compensation	—	1,524
Deferred income taxes, net of current portion	1,113	9,122
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 10,545,147 and 10,639,249 shares issued and outstanding in 2010 and 2009, respectively	101,599	102,392
Receivables from shareholders	(1,592)	(1,854)
Retained earnings	157,603	156,789
Accumulated other comprehensive loss	(6,466)	(3,215)

Total CRA International, Inc. shareholders' equity	251,144	254,112
Noncontrolling interest	1,019	1,603

Total shareholders' equity	252,163	255,715

Total liabilities and shareholders' equity	$374,228	$422,111

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Forty Weeks Ended
	September 3, 2010	September 4, 2009
Operating activities:
Net income	$546	$3,715
Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of effect of acquired business:
Depreciation and amortization	4,421	6,166
Loss on disposal of property and equipment	202	45
Deferred rent	440	132
Share-based compensation expenses	4,918	4,756
Excess tax benefits from share-based compensation	(47)	—
Deferred income taxes	(345)	980
Loss on extinguishment of convertible debentures	425	1,160
Noncash interest from discount on convertible debentures	941	29
Foreign currency exchange loss	—	390
Changes in operating assets and liabilities, exclusive of acquisitions:
Accounts receivable	11,889	16,721
Unbilled services	(4,551)	9,961
Prepaid expenses and other assets	4,506	(12,706)
Accounts payable, accrued expenses, and other liabilities	(20,801)	(32,394)

Net cash provided by (used in) operating activities	2,544	(1,045)
Investing activities:
Purchase of property and equipment	(2,334)	(1,505)
Additional consideration relating to acquisitions, net	(253)	(5,408)
Collections on notes receivable	89	89
Sale of investments	48,785	—
Purchase of investments	(59,965)	—

Net cash used in investing activities	(13,678)	(6,824)
Financing activities:
Excess tax benefits from share-based compensation	47	—
Tax withholding payment reimbursed by restricted shares	(932)	(716)
Issuance of common stock upon exercise of stock options	729	113
Extinguishment of convertible debentures	(14,944)	(6,620)
Repurchase of common stock	(4,203)	(89)
Repurchase of treasury stock by NeuCo, Inc.	(400)	—
Payments on notes payables	(250)	(225)

Net cash used in financing activities	(19,953)	(7,537)
Effect of foreign exchange rates on cash and cash equivalents	24	921

Net decrease in cash and cash equivalents	(31,063)	(14,485)
Cash and cash equivalents at beginning of period	82,806	119,313

Cash and cash equivalents at end of period	$51,743	$104,828

Supplemental cash flow information:
Cash paid for income taxes	$875	$1,800

Cash paid for interest	$1,929	$2,427

Noncash financing activity:
Repurchase of shares in exchange for notes receivable by NeuCo, Inc.	$422	$280

Notes payable issued for acquired business	—	$821

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statement of Shareholders' Equity (unaudited)

(In thousands, except share data)

	Common Stock					CRA International, Inc. Shareholders' Equity
					Accumulated Other Comprehensive Loss
	Shares Issued	Amount	Receivables from Shareholders	Retained Earnings			Noncontrolling Interest	Total Shareholders' Equity
BALANCE AT NOVEMBER 28, 2009	10,639,249	$102,392	$(1,854)	$156,789	$(3,215)	$254,112	$1,603	$255,715
Net income (loss)	—	—	—	814	—	814	(268)	546
Foreign currency translation adjustment	—	—	—	—	(3,251)	(3,251)	—	(3,251)

Comprehensive loss	—	—	—	814	(3,251)	(2,437)	(268)	(2,705)
Exercise of stock options	44,469	726	—	—	—	726	—	726
Share-based compensation expense for employees	—	4,757	—	—	—	4,757	—	4,757
Restricted share vesting	118,441	—	—	—	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(36,230)	(932)	—	—	—	(932)	—	(932)
Tax effect of stock option exercises and restricted share vesting	—	(1,109)	—	—	—	(1,109)	—	(1,109)
Notes receivable issued to shareholder	—	—	(41)	—	—	(41)	—	(41)
Payments received on notes receivable from shareholders	—	—	303	—	—	303	—	303
Shares repurchased	(220,782)	(4,203)	—	—	—	(4,203)	—	(4,203)
Share-based compensation expense for non-employees	—	69	—	—	—	69	—	69
Equity transactions of noncontrolling interest and effect of change in ownership interest in NeuCo, Inc.	—	(91)	—	—	—	(91)	(316)	(407)
Convertible debenture extinguishment	—	(10)	—	—	—	(10)	—	(10)

BALANCE AT SEPTEMBER 3, 2010	10,545,147	$101,599	$(1,592)	$157,603	$(6,466)	$251,144	$1,019	$252,163

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

2. Unaudited Interim Condensed Consolidated Financial Statements and Estimates

        The condensed consolidated statements of operations for the sixteen and forty weeks ended September 3, 2010 and September 4, 2009, the condensed consolidated balance sheet as of September 3, 2010, the condensed consolidated statements of cash flows for the forty weeks ended September 3, 2010 and September 4, 2009, and the condensed consolidated statement of shareholders' equity for the forty weeks ended September 3, 2010, are unaudited. The November 28, 2009 consolidated balance sheet is derived from CRA's audited consolidated financial statements included in its Annual Report on Form 10-K as of that date and has been adjusted as a result of the Company's adoption of Accounting Standards Codification ("ASC") Topic 470-20, "Debt," formerly FASB Staff Position ("FSP") No. Accounting Principles Board Opinion 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" during the first quarter of fiscal 2010. In the opinion of management, these statements include all adjustments necessary for a fair presentation of CRA's consolidated financial position, results of operations, and cash flows.

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

        Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

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

        During the second quarter of fiscal 2010, NeuCo acquired $0.9 million of its outstanding shares. As a result of this transaction, the Company's ownership interest in NeuCo increased from 49.15% to 55.89%. Since October of fiscal 2008, CRA's ownership interest constitutes control under GAAP. Therefore, NeuCo's financial results have been consolidated with CRA and the portion of NeuCo's results allocable to its other owners is shown as "noncontrolling interest." The increase in the Company's ownership in NeuCo during the second quarter of fiscal 2010 has been accounted for as an adjustment to shareholders' equity in the accompanying condensed consolidated financial statements.

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

5. Cash Equivalents and Investments

        Cash equivalents consist principally of U.S. government obligations, funds holding only U.S. government obligations, money market funds, commercial paper, bankers' acceptances, and certificates of deposit with maturities of three months or less when purchased. Short-term investments generally consist of U.S. and Canadian government bonds and corporate obligations and have maturities of more than three months and less than one year when purchased. These short-term investments are expected to be held-to-maturity and are classified as such in the accompanying condensed consolidated financial statements. The carrying amounts of these instruments classified as cash equivalents and short-term investments are stated at amortized cost, which approximates fair value. As of September 3, 2010,

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

5. Cash Equivalents and Investments (Continued)

short-term investments included $16.0 million in U.S. government bonds, $12.5 million in commercial paper, and $6.4 million in Canadian government bonds.

        If a decline in fair value below the amortized cost basis of an investment is judged to be other-than-temporary, the cost basis of the investment is written down to fair value. For those investments for which the fair value of the investment is less than its amortized cost, the credit-related portion of other-than-temporary impairment losses is recognized in earnings while the noncredit-related portion is recognized in other comprehensive income, net of related taxes. The Company does not intend to sell such investments, if any, and it is more likely than not that it will not be required to sell such investments prior to the recovery of its amortized cost basis less any current period credit losses. During the sixteen and forty weeks ended September 3, 2010, the Company did not write-down any investment balances.

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

        Revenues from the majority of the Company's fixed-price engagements are recognized on a proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. CRA derived 21.8% and 19.2% of revenues from fixed-price engagements in the sixteen and forty weeks ended September 3, 2010, respectively. CRA derived 7.3% and 9.5% of revenues from fixed-price engagements in the sixteen and forty weeks ended September 4, 2009, respectively. Project costs are based on the direct salary of the consultants on the engagement plus all direct expenses incurred to complete the engagement that are not reimbursed by the client. The proportional performance method is used since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and terms set forth in the contract, and are indicative of the level of benefit provided to CRA's clients. Fixed-price contracts generally include a termination provision that converts the agreement to a time-and-materials contract in the event of termination of the contract. CRA's management maintains contact with project managers to discuss the status of the projects and, for fixed-price engagements, management is updated on the budgeted costs and resources required to

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Revenue Recognition (Continued)

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

        Revenues also include reimbursable expenses, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. Reimbursable expenses are as follows (in thousands):

	Sixteen Weeks Ended		Forty Weeks Ended
	September 3, 2010	September 4, 2009	September 3, 2010	September 4, 2009
Reimbursable expenses	$10,837	$13,461	$27,974	$32,204

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

7. Goodwill

        Goodwill represents the purchase price of acquired businesses in excess of the fair market value of net assets acquired. In accordance with ASC Topic 350, "Goodwill and Other Intangible Assets," goodwill is not subject to amortization, but is monitored at least annually for impairment, or more frequently, as necessary, if there are other indicators of impairment. Any impairment would be measured based upon the fair value of the related asset. Under ASC Topic 350, in performing the first step of the goodwill impairment testing and measurement process, the Company compares its entity-wide estimated fair value to its net book value to identify potential impairment. Management estimates the entity-wide fair value of its single reporting unit utilizing the Company's market capitalization, plus an appropriate control premium. Market capitalization is determined by multiplying the shares outstanding on the assessment date by the average market price of our common stock over a reasonable period of time based upon management's judgment. The Company utilizes a control premium which considers appropriate industry, market and other pertinent factors, including indications of such premiums from data on recent acquisition transactions. If the Company determines through the impairment evaluation process that goodwill has been impaired, an impairment charge would be

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Goodwill (Continued)

recorded in the consolidated statement of operations. The Company completed the annual impairment test required as of November 28, 2009 and determined that there was no impairment. The Company continues to closely monitor its market capitalization. If the Company's market capitalization, plus an estimated control premium, is below its carrying value for a period considered to be other-than-temporary, it is possible that the Company may be required to record an impairment of goodwill either as a result of the annual assessment that the Company will conduct in the fourth quarter of fiscal year 2010, or in a future quarter if an indication of potential impairment is evident. A non-cash goodwill impairment charge would have the affect of decreasing the Company's earnings in such period.

        The changes in the carrying amount of goodwill during the forty weeks ended September 3, 2010, are as follows (in thousands):

Balance at November 28, 2009	$141,964
Goodwill adjustments related to acquisitions	(84)
Goodwill adjustments related to NeuCo	1,191
Effect of foreign currency translation and other adjustments	(2,594)

Balance at September 3, 2010	$140,477

8. Private Placement of Convertible Debt

        In 2004, CRA completed a private placement of $90.0 million of 2.875% convertible senior subordinated debentures due in 2034. During the second quarter of fiscal 2010, the Company repurchased convertible debentures in the principal amount of $15.0 million, on the open market. During fiscal 2009 and fiscal 2008, the Company repurchased convertible debentures in the principal amount of approximately $27.5 million, on the open market. As of September 3, 2010, the principal amount of the convertible debentures totaled $47.5 million. The debentures are CRA's direct, unsecured senior subordinated obligations and rank junior in right of payment to CRA's existing bank revolving line of credit and any future secured indebtedness that CRA may designate as senior indebtedness. Pursuant to the terms of the indenture governing the debentures, since the closing stock price did not equal or exceed the $50 per share contingent conversion trigger price for 20 out of the 30 consecutive trading days ended on September 3, 2010, the market price conversion trigger was not satisfied and holders of the debentures are not able to exercise their right to convert the bonds during the third quarter of fiscal 2010. This test is repeated each fiscal quarter. To date, no conversions have occurred.

        The $46.6 million convertible debt balance as of September 3, 2010 represents the principal amount of $47.5 million, net of the unamortized debt discount totaling $0.9 million. The $60.3 million convertible debt balance as of November 28, 2009 represents the principal amount of $62.5 million, net of the unamortized debt discount totaling $2.2 million. The debt discount will be amortized through the third quarter of fiscal 2011. For both the third quarter of fiscal 2010 and the year ended fiscal 2009, the carrying amount of the equity component of the convertible debentures was $7.6 million and is included in common stock.

        The effective interest rate for the sixteen weeks ended September 3, 2010 and the sixteen weeks ended September 4, 2009 was 5.6% and 5.5%, respectively. The effective interest rate for the forty

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8. Private Placement of Convertible Debt (Continued)

weeks ended September 3, 2010 and the forty weeks ended September 4, 2009 was 5.6% and 5.5%, respectively.

        For the sixteen weeks ended September 3, 2010 and the sixteen weeks ended September 4, 2009, the contractual interest, amortization of prepaid debt issuance costs, and amortization of the discount, included in interest expense was $0.8 million and $1.2 million, respectively. For the forty weeks ended September 3, 2010 and the forty weeks ended September 4, 2009, the contractual interest, amortization of prepaid debt issuance costs, and amortization of the discount, included in interest expense was $2.4 million and $3.2 million, respectively.

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

        CRA may elect to redeem all or any portion of the debentures on or after June 20, 2011, at a repurchase price equal to 100% of the principal amount of the debentures, plus accrued and unpaid interest. As early as June 15, 2011 or upon certain specified fundamental changes, we may be required, at the option of each holder, to repurchase all or any portion of the debentures, which, in the event of a fundamental change involving a change of control of our firm, may include the payment of a make-whole premium. Due to the expected redemption as early as June 2011, during the third quarter of fiscal 2010, the Company reclassified the $46.6 million net convertible debt balance outstanding from a non-current liability to a current liability in the accompanying condensed consolidated balance sheet.

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

        The contingent interest feature included in the debenture represents an embedded derivative that must be recorded at fair value. The Company has determined that the fair value of the contingent interest feature is de minimis as of September 3, 2010, based upon economic, market and other conditions in effect as of that date. There are no other embedded derivatives associated with the Company's convertible debentures.

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

	Sixteen Weeks Ended		Forty Weeks Ended
	September 3, 2010	September 4, 2009	September 3, 2010	September 4, 2009
Basic weighted average shares outstanding	10,650	10,627	10,670	10,600
Common stock equivalents:
Stock options and restricted shares	84	124	131	103

Diluted weighted average shares outstanding	10,734	10,751	10,801	10,703

        Since CRA is obligated to settle the par value of the convertible debentures in cash, the Company is not required to include any shares underlying the convertible debentures in its diluted weighted average shares outstanding until the average stock price per share for the quarter exceeds the $40 conversion price and only to the extent of the additional shares CRA may be required to issue in the event CRA's conversion obligation exceeds the principal amount of the debentures converted. At such time, only the number of shares that would be issuable (under the "treasury" method of accounting for share dilution) are included, which is based upon the amount by which the average stock price exceeds the conversion price. Since the average stock price was $19.73 and $23.11 for the sixteen and forty weeks ended September 3, 2010, respectively, no common stock equivalents for shares underlying the debentures were included in the diluted weighted average shares outstanding for the sixteen and forty weeks ended September 3, 2010. Since the average stock price was $26.99 and $24.48 for the sixteen and forty weeks ended September 4, 2009, respectively, no common stock equivalents for shares underlying the debentures were included in the diluted weighted average shares outstanding for the sixteen and forty weeks ended September 4, 2009.

        For the sixteen and forty weeks ended September 3, 2010, the anti-dilutive share based awards were 1,091,270 and 1,563,675, respectively. For the sixteen and forty weeks ended September 4, 2009 the anti-dilutive share based awards were 992,859 and 973,352, respectively.

        During the forty weeks ended September 3, 2010, CRA granted restricted share awards representing 95,402 shares, respectively, of its common stock that were not vested as of September 3, 2010.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

10. Comprehensive Income

        A reconciliation of comprehensive income (loss) is as follows (in thousands):

	Forty Weeks Ended
	September 3, 2010	September 4, 2009
Net income	$546	$3,715
Change in foreign currency translation	(3,251)	4,151

Comprehensive (loss) income	$(2,705)	$7,866
Comprehensive loss attributable to noncontrolling interest	268	606

Comprehensive (loss) income attributable to CRA International, Inc	$(2,437)	$8,472

11. Income Taxes

        The Company's effective income tax rate was 46.3% and 52.6% for the sixteen weeks ended September 3, 2010 and September 4, 2009, respectively. The effective tax rate for the third quarter of fiscal 2010 was higher than the statutory rate due to losses in foreign locations that could not be benefited. The effective tax rate for the third quarter of fiscal 2009 was higher than the statutory rate primarily due to losses in foreign locations that could not be benefited and, to a lesser extent, a tax charge incurred by NeuCo.

        The Company's effective income tax rate was 74.6% and 63.6% for the forty weeks ended September 3, 2010 and September 4, 2009, respectively. The effective tax rate for the forty weeks ended September 3, 2010 was higher than the statutory rate due to losses in foreign locations that could not be benefited. The effective tax rate for the forty weeks ended September 4, 2009 was higher than the statutory rate primarily due to losses in foreign locations that could not be benefited and, to a lesser extent, a tax charge incurred by NeuCo.

12. Accrued Expenses

        Accrued expenses consist of the following (in thousands):

	September 3, 2010	November 28, 2009
Compensation and related expenses	$34,262	$47,010
Payable to former shareholders	—	885
Income taxes payable	1,583	1,254
Accrued interest	352	859
Other	5,082	6,943

Total	$41,279	$56,951

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

        In May 2009, a payment of $10.3 million was placed in escrow as a progress payment related to a possible future earnout amount that the seller of a business CRA acquired in fiscal 2006 could earn. The $10.3 million is included in current assets in the accompanying condensed consolidated balance sheet as of September 3, 2010. The entire $10.3 million placed in escrow was returned to the Company in the fourth quarter of fiscal 2010.

14. Restructuring Charges

        During the third quarter of fiscal 2010, the Company incurred net pre-tax expenses of $1.8 million associated principally with office space reductions in its Boston, Massachusetts and Chicago, Illinois offices. The Company recorded expense for the difference between its future minimum lease payments and related exit costs from the date of closure through the end of the remaining lease term, net of expected future sublease rental income. This estimated expense required management to make assumptions regarding the estimate of the duration of future vacancy periods, the amount and timing of future settlement payments, and the amount and timing of potential sublease income. This resulted in charges of $2.0 million during the third quarter of fiscal 2010, of which $1.8 million is included in selling, general and administrative expenses and $156,000 is included in depreciation and amortization.

        The reserve balance for the fiscal year to date period ended September 3, 2010 is as follows (in thousands):

	Divested Operations	Office Vacancies	Employee Workforce Reduction	Total Restructuring
Balance at November 28, 2009	$55	$2,158	$1,266	$3,479
Charges incurred in the fiscal year to date period ended September 3, 2010	(273)	2,919	4,177	6,823
Amounts paid in the fiscal year to date period ended September 3, 2010	—	(1,581)	(4,246)	(5,827)
Adjustments and effect of foreign currency translation in the fiscal year to date period ended September 3, 2010	218	(16)	(75)	127
Deferred rent reclassification in the fiscal year to date period ended September 3, 2010	—	1,763	—	1,763

Balance at September 3, 2010	$0	$5,243	$1,122	$6,365

        During the fiscal year to date period ended September 4, 2009, the Company recorded $3.2 million in restructuring charges associated principally with an employee workforce reduction and employee separation costs, of which $1.9 million is included in costs of sales and $1.3 million is included in selling, general and administrative expenses. The restructuring expenses for the first and second

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

14. Restructuring Charges (Continued)

quarters of fiscal 2009 and the reserve balance for the quarter ended September 4, 2009 are as follows (in thousands):

	Divested Operations	Office Vacancies	Employee Workforce Reduction	Total Restructuring
Balance at November 29, 2008	$1,000	$318	$1,995	$3,313
Charges incurred in the fiscal year to date period ended September 4, 2009	—	302	2,926	3,228
Amounts paid in the fiscal year to date period ended September 4, 2009	(970)	(558)	(3,784)	(5,312)
Adjustments and effect of foreign currency translation in the fiscal year to date period ended September 4, 2009	25	281	(375)	(69)

Balance at September 4, 2009	$55	$343	$762	$1,160

15. Subsequent Event

        On September 29, 2010, the Company's management implemented a proposal to make consulting headcount adjustments to select practices. As a result of this proposal, the Company is taking steps, subject to local labor law requirements, to reduce their consultant headcount by approximately 15 positions. These actions are designed to reduce costs and improve the Company's profitability.

        The Company expects that these actions will be completed during the fourth quarter of fiscal 2010. If all of the positions currently anticipated to be affected by the restructuring are ultimately eliminated, the Company expects to record a restructuring charge in the approximate range of $1.5 million to $1.8 million in the fourth quarter of fiscal 2010 related to termination benefits. The Company has not finalized the employee separation costs or the offsetting benefits that the Company may have as a result of these actions. The charge that the Company expects to incur in connection with the restructuring is subject to a number of assumptions, including assumptions related to the outcome of employee consultations, which are ongoing, and actual results may materially differ.

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

Economic Conditions

        Our business has been affected by the global economic recession, as clients for some of our larger litigation cases requested us to slow down the pace of work, and some of our management consulting clients delayed new projects. We continue to focus on business development and client-facing activities, including recruiting senior-level consultants. However, in order to more closely align our costs and staffing levels with our revenue, some actions were required. These actions were carefully targeted so as not to jeopardize longer-term growth prospects in both our core and emerging practices. These actions were designed to reduce costs and improve our profitability. During fiscal 2010 we reduced our workforce, consolidated or closed some of our offices, and restructured select practice areas. On September 29, 2010, we implemented a proposal to make consulting headcount adjustments to select practices. As a result of this proposal, we are taking steps, subject to local labor law requirements, to reduce consultant headcount by approximately 15 positions. For additional information on these initiatives, refer to Note 14 and Note 15 in our Notes to Condensed Consolidated Financial Statements.

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

        Revenues also include reimbursable expenses, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. Reimbursable expenses are as follows (in thousands):

	Sixteen Weeks Ended		Forty Weeks Ended
	September 3, 2010	September 4, 2009	September 3, 2010	September 4, 2009
Reimbursable expenses	$10,837	$13,461	$27,974	$32,204

        Our normal payment terms are 30 days from the invoice date. For the sixteen weeks ended September 3, 2010, and September 4, 2009 our average days sales outstanding, or DSOs, were 102 days and 96 days, respectively. We calculate DSOs by dividing the sum of our accounts receivable and unbilled services balance, net of deferred revenue, at the end of the quarter by average daily revenues. Average daily revenues are calculated by dividing quarter revenues by the number of days in a quarter. Our project managers and finance personnel monitor payments from our clients and assess any collection issues. We maintain accounts receivable allowances for estimated losses resulting from clients' failure to make required payments. We base our estimates on our historical collection experience, current trends, and credit policy. In determining these estimates, we examine historical write-offs of our receivables and review client accounts to identify any specific customer collection issues. If the financial condition of our customers were to deteriorate or disputes were to arise regarding the services provided, resulting in an impairment of their ability to make payment, additional allowances may be required. A failure to estimate accurately the accounts receivable allowances and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition, and results of operations. As of September 3, 2010, and November 28, 2009, $6.6 million and $6.8 million were provided for accounts receivable allowances, respectively.

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

        In accordance with Accounting Standards Codification ("ASC") Topic 350, "Intangibles-Goodwill and Other," goodwill and intangible assets with indefinite lives are not subject to amortization, but are monitored annually for impairment, or more frequently, if there are indicators of impairment. Any impairment would be measured based upon the fair value of the related asset. Under ASC Topic 350, in performing the first step of the goodwill impairment testing and measurement process, we compare our entity-wide estimated fair value to net book value to identify potential impairment. We estimate the entity-wide fair value of our single reporting unit utilizing our market capitalization, plus an appropriate control premium. Market capitalization is determined by multiplying the shares outstanding on the assessment date by the average market price of our common stock over a reasonable period of time based upon management's judgment. We utilize a control premium which considers appropriate industry, market and other pertinent factors, including indications of such premiums from data on recent acquisition transactions. If we determine through the impairment evaluation process that goodwill has been impaired, we would record the impairment charge in our consolidated statement of operations.

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

        There were no impairment losses related to goodwill or intangible assets during the forty weeks ended September 3, 2010. Uncertainty in the financial markets and weakness in macroeconomic conditions globally have recently contributed to volatility in our stock price. The current macroeconomic environment continues to be challenging and we cannot be certain of the duration of these conditions and their potential impact on our stock price performance. If our market capitalization plus an estimated control premium is below the carrying value for a period we consider to be other-than-temporary, we may be required to record an impairment of goodwill either as a result of our annual assessment that we will conduct in the fourth quarter of fiscal 2010, or in a future quarter if an indication of potential impairment is evident. A non-cash goodwill impairment charge would have the affect of decreasing our earnings in such period. If we are required to take a substantial impairment charge, our operating results would be materially adversely affected in such period.

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

        Our financial statements contain certain deferred tax assets and liabilities that result from temporary differences between book and tax accounting, as well as net operating loss carryforwards. ASC Topic 740, "Income Taxes," requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The decision to record a valuation allowance requires varying degrees of judgment based upon the nature of the item giving rise to the deferred tax asset. As a result of operating losses incurred in certain of our foreign subsidiaries, and uncertainty as to the extent and timing of profitability in future periods, we recorded valuation allowances in certain of these foreign subsidiaries based on the facts and circumstances affecting each subsidiary. Had we not recorded these allowances, we would have reported a lower effective tax provision than was recognized in our statements of operations in fiscal 2009 and during the first forty weeks of fiscal 2010. If the realization of deferred tax assets is considered more likely than not, an adjustment to the net deferred tax assets would increase net income in the period such determination was made. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is possible that changes in these estimates could materially affect our financial condition and results of operations.

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

        The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several different tax jurisdictions. We are periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, we record estimated reserves for probable exposures. Based on our evaluation of current tax positions, we believe we have appropriately accrued for probable exposures. During the third quarter of fiscal 2010, the IRS concluded its examination of fiscal 2007 with no change in tax liability. Additionally, HM Revenue and Customs is reviewing our UK subsidiary's fiscal 2006 and fiscal 2007 corporate tax returns. No adjustments have been proposed and the outcome of this review cannot reasonably be predicted at this time.

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

Results of Operations—For the Sixteen and Forty Weeks Ended September 3, 2010, Compared to the Sixteen and Forty Weeks Ended September 4, 2009

        The following table provides operating information as a percentage of revenues for the periods indicated:

	Sixteen Weeks Ended		Forty Weeks Ended
	September 3, 2010	September 4, 2009	September 3, 2010	September 4, 2009
Revenues	100.0%	100.0%	100.0%	100.0%
Costs of services	64.8	66.1	68.7	66.0

Gross profit	35.2	33.9	31.3	34.0
Selling, general and administrative expenses	27.1	24.4	26.6	25.3
Depreciation and amortization	2.3	2.7	2.2	2.7

Income from operations	5.8	6.8	2.5	6.0
Interest income	0.1	0.1	0.1	0.1
Interest expense	(1.2)	(1.5)	(1.2)	(1.5)
Loss on extinguishment of convertible debentures	—	—	(0.2)	—
Other expense	(0.3)	(0.3)	(0.2)	(0.1)

Income before provision for income taxes	4.4	5.1	1.0	4.5
Provision for income taxes	(2.1)	(2.7)	(0.7)	(2.9)

Net income	2.3	2.4	0.3	1.6
Net loss attributable to noncontrolling interest, net of tax	0.1	0.5	0.1	0.3

Net income attributable to CRA International, Inc.	2.4%	2.9%	0.4%	1.9%

Results of Operations—Sixteen Weeks Ended 3, 2010, Compared to Sixteen Weeks Ended September 4, 2009

        Revenues.    Revenues decreased $4.6 million, or 5.2%, to $84.6 million for the third quarter of fiscal 2010 from $89.3 million for the third quarter of fiscal 2009. Included in revenues are $2.2 million and $2.9 million in revenues in the third quarter of fiscal 2010 and the third quarter of fiscal 2009, respectively, due to the consolidation of NeuCo. Our revenue decline was due primarily to general economic conditions and the restructuring of our portfolio of services, resulting in a reduction of employee consultant headcount. Utilization decreased to 68% for the third quarter of fiscal 2010 from 69% for the third quarter of fiscal 2009. Another factor contributing to our revenue decline was the decrease in client reimbursable expenses. Client reimbursable expenses are pass-through expenses that carry little to no margin.

        During the third fiscal quarter of 2010 our litigation, regulatory, and financial consulting area experienced revenue declines, while on a whole our management consulting area experienced revenue increases, compared to the third quarter of fiscal 2009. The uncertain economic environment has impacted most practices in our litigation, regulatory, and financial consulting area. The revenue increase in the management consulting area was favorably impacted by an increase in larger engagements. Increased billing rates for employee consultants, which went into effect the first quarter of fiscal 2010, have also favorably impacted revenue.

        Overall, revenues outside of the U.S. represented approximately 28% of total revenues for the third quarter of fiscal 2010, compared with 25% of total revenues for the third quarter of fiscal 2009, which is due primarily to a revenue decline in the U.S. Revenues derived from fixed-price engagements increased to 21.8% of total revenues for the third quarter of fiscal 2010 compared with 7.3% for the third quarter of fiscal 2009. The increase in revenues from fixed-price engagements is due primarily to a change in our method of contracting, from time-and-materials service contracts to fixed-price service contracts, in our management consulting area.

        Costs of Services.    Costs of services decreased $4.2 million, or 7.1%, to $54.9 million for the third quarter of fiscal 2010 from $59.0 million for the third quarter of fiscal 2009. Included in costs of services are $0.5 million and $1.1 million in costs of services in the third quarter of fiscal 2010 and the third quarter of fiscal 2009, respectively, due to the consolidation of NeuCo. The decrease in costs of services is mainly due to a decrease in client reimbursable expenses and a decrease in compensation expenses. Client reimbursable expenses decreased by $2.6 million, or 19.5%, to $10.8 million for the third quarter of fiscal 2010 from $13.5 million for the third quarter of fiscal 2009. The decrease in compensation expense is due primarily to a decrease in the average number of employee consultants, offset partially by an increase associated with the employee consultants we hired as a result of acquiring substantially all of the assets of Marakon Associates in June 2009. As a percentage of revenues, costs of services decreased to 64.8% for the third quarter of fiscal 2010 from 66.1% for the third quarter of fiscal 2009. The decrease in costs of services as a percentage of revenue is due primarily to a decrease in client reimbursable expenses.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by $1.2 million, or 5.3%, to $22.9 million for the third quarter of fiscal 2010 from $21.7 million for the third quarter of fiscal 2009. The increase in selling, general and administrative expenses is due primarily to the $1.8 million in restructuring costs associated with the reduction of leased office space, as well as an increase in travel expenses, commissions to non-employee experts, and recruiting expenses. These increases were partially offset by decreases in rent, legal and audit fees. As a percentage of revenues, selling, general and administrative expenses increased to 27.1% for the third quarter of fiscal 2010 from 24.4% at the third quarter of fiscal 2009, which was primarily the result of the lower revenue base and the increased restructuring costs associated with the reduction of leased office space.

        Depreciation and Amortization.    Depreciation and amortization decreased by $0.5 million, or 19.6%, to $2.0 million for the third quarter of fiscal 2010 from $2.4 million for the third quarter of fiscal 2009. The decrease is largely due to a decrease in leasehold improvements and computer equipment due to office closures and reduced headcount.

        Interest Income.    Interest income decreased by $15,000 to $115,000 for the third quarter of fiscal 2010 from $130,000 for the third quarter of fiscal 2009. This decrease was due primarily to lower cash and investment balances.

        Interest Expense.    Interest expense decreased by $0.3 million to $1.0 million for the third quarter of fiscal 2010 from $1.3 million for the third quarter of fiscal 2009. Interest expense primarily represents interest incurred on our 2.875% convertible debt, the amortization of debt issuance costs, and the amortization of the discount recorded in connection with our adoption of ASC Topic 470-20. The decrease was primarily due to the lower principal balance outstanding on our convertible debt in the third quarter of fiscal 2010 compared with the third quarter of fiscal 2009.

        Other Income (Expense).    Other income (expense) increased by $30,000 to expense of $258,000 for the third quarter of fiscal 2010 from expense of $228,000 for the third quarter of fiscal 2009. Other income (expense) consists primarily of foreign currency exchange transaction gains and losses. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies including the Euro and the British pound.

        Provision for Income Taxes.    The provision for income taxes was $1.7 million for the third quarter of fiscal 2010. Our effective income tax rate decreased to 46.3% for the third quarter of fiscal 2010 compared to an effective tax rate of 52.6% for the third quarter of fiscal 2009. The effective tax rate for the third quarter of fiscal 2010 was higher than the statutory rate due to losses in foreign locations that could not be benefited. The effective tax rate for the third quarter of fiscal 2009 was higher than the statutory rate primarily due to losses in foreign locations that could not be benefited and, to a lesser extent, a tax charge incurred by NeuCo.

        Net Loss (Income) Attributable to Noncontrolling Interest, Net of Tax.    Since October of fiscal 2008, our ownership interest in NeuCo constitutes control under GAAP. As a result, NeuCo's financial results are consolidated with ours and allocations of the noncontrolling interest's share of NeuCo's net income result in deductions to our net income, while allocations of the noncontrolling interest's share of NeuCo's net loss result in additions to our net income. During the second quarter of fiscal 2010, NeuCo reacquired $0.9 million of its shares. As a result of this transaction, our ownership interest in NeuCo increased from 49.15% to 55.89%. The increase in our ownership in NeuCo during the second quarter of fiscal 2010 has been accounted for as an adjustment to shareholders' equity in the accompanying condensed consolidated financial statements. For the third quarter of fiscal 2010 and 2009, respectively, the result of operations of NeuCo allocable to its other owners was a net loss of $44,000 and $436,000.

        Net Income Attributable to CRA International, Inc.    Net income attributable to CRA International, Inc. decreased by $0.6 million from net income of $2.6 million for the third quarter of fiscal 2009 to net income of $2.1 million for the third quarter of fiscal 2010. Diluted net income per share was $0.19 per share for the third quarter of fiscal 2010, compared to $0.24 of net income per diluted share for the third quarter of fiscal 2009. Diluted weighted average shares outstanding decreased by approximately 17,000 shares to approximately 10,734,000 shares for the third quarter of fiscal 2010 from approximately 10,751,000 shares for the third quarter of fiscal 2009. The decrease in weighted average shares outstanding is primarily due to repurchases of common stock since September 4, 2009, offset in part by restricted shares that have vested and stock options that have been exercised since September 4, 2009.

        On September 29, 2010, we implemented a proposal to make consulting headcount adjustments to select practices. As a result of this proposal, we are taking steps, subject to local labor law requirements, to reduce consultant headcount by approximately 15 positions. We expect that these actions will be completed during the fourth quarter of fiscal 2010. If all of the positions currently anticipated to be affected by the restructuring are ultimately eliminated, we expect to record a restructuring charge in the approximate range of $1.5 million to $1.8 million in the fourth quarter of fiscal 2010 related to termination benefits in cost of services. These actions are expected to result in estimated annual cost savings of approximately $2.7 million. We have not finalized the employee separation costs or the offsetting benefits that we may have as a result of these actions. The charge that we expect to incur in connection with the restructuring is subject to a number of assumptions, including assumptions related to the outcome of employee consultations, which are ongoing, and actual results may materially differ.

Results of Operations—Forty Weeks Ended September 3, 2010, Compared to Forty Weeks Ended September 4, 2009

        Revenues.    Revenues decreased $15.5 million, or 6.8%, to $211.6 million for the forty weeks ended September 3, 2010 from $227.1 million for the forty weeks ended September 4, 2009. Included in revenues are $5.1 million and $7.1 million in revenues in the forty weeks ended September 3, 2010 and the forty weeks ended September 4, 2009, respectively, due to the consolidation of NeuCo. Our revenue decline was due primarily to general economic conditions and the restructuring of our portfolio of services, resulting in a reduction of employee consultant headcount. Utilization decreased to 65% for the forty weeks ended September 3, 2010 from 70% for the forty weeks ended September 4, 2009. Another factor contributing to our revenue decline, to a lesser extent, was the decrease in client reimbursable expenses. Client reimbursable expenses are pass-through expenses that carry little to no margin. These decreases in revenue were partially offset by an increase in revenue due to revenue generated by our acquisition of substantially all of the assets of Marakon Associates and increased billing rates for our employee consultants, which went into effect during the first quarter of fiscal 2010.

        In the forty weeks ended September 3, 2010, our litigation, regulatory, and financial consulting and management consulting areas experienced revenue declines compared to the forty weeks ended September 4, 2009. Clients have been reluctant to spend, thus lengthening the time to close new engagements, and this has impacted all areas of our business. In the management consulting practices, projects completed in our fourth quarter of fiscal 2009 were not immediately replaced in the first half of fiscal 2010. In the litigation, regulatory, and financial consulting practices, some practices experienced delays in existing projects proceeding through the court system and regulatory agencies. Revenue generated by our acquisition of substantially all of the assets of Marakon Associates partially offset our overall revenue decline.

        Overall, revenues outside of the U.S. represented approximately 27% of total revenues for the forty weeks ended September 3, 2010, compared with 24% of total revenues for the forty weeks ended September 4, 2009, which is due primarily to a revenue decline in the U.S. and a greater contribution in international revenue related to the acquisition of substantially all of the assets of Marakon Associates. Revenues derived from fixed-price engagements increased to 19.2% of total revenues for the forty weeks ended September 3, 2010 compared with 9.5% for the forty weeks ended September 4, 2009. The increase in revenues from fixed-price engagements is due primarily to the acquisition of substantially all of the assets of Marakon Associates, and a change in our method of contracting, from time-and-materials service contracts to fixed-price service contracts, in our management consulting area.

        Costs of Services.    Costs of services decreased $4.5 million, or 3.0%, to $145.4 million for the forty weeks ended September 3, 2010, from $149.9 million for the forty weeks ended September 4, 2009. Included in costs of services are $1.4 million and $3.5 million in costs of services in the forty weeks ended September 3, 2010 and the forty weeks ended September 4, 2009, respectively, due to the consolidation of NeuCo. The decrease in costs of services is mainly due to a decrease in reimbursable expenses of $4.2 million, or 13.1%. Partially offsetting these decreases are increases in costs of services due to an increase in compensation expense for our employee consultants of $2.0 million or 1.8%, which includes increases due to the employee consultants we hired as a result of acquiring substantially all of the assets of Marakon Associates and an increase in restructuring charges, partially offset by a decrease in compensation expense primarily due to a decrease in the average number of employee consultants, excluding the Marakon Associates employees, primarily as a result of the previously discussed restructuring actions. Included in the increase in compensation expense are $3.7 million and $1.9 million in restructuring charges recognized during the forty weeks ended September 3, 2010, and the forty weeks ended September 4, 2009, respectively. As a percentage of revenues, costs of services increased to 68.7% for the forty weeks ended September 3, 2010 from 66.0% for the forty weeks ended September 4, 2009. The increase in costs of services as a percentage of revenue is due primarily to lower revenue in the forty weeks ended September 3, 2010 compared with the forty weeks ended September 4, 2009.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased by $1.3 million, or 2.3%, to $56.2 million for the forty weeks ended September 3, 2010 from $57.5 million for the forty weeks ended September 4, 2009. Included in selling, general, and administrative expenses are $2.9 million and $1.3 million for the forty weeks ended September 3, 2010 and September 4, 2009, respectively, due to restructuring costs. The decrease in selling, general and administrative expenses is due primarily to a decrease in compensation expense due to a reduction in support staff, a decrease in commissions to non-employee experts, and decreases in legal, audit and other professional services fees. These decreases were offset, in part, by increases in recruiting fees and travel and entertainment expenses. As a percentage of revenues, selling, general and administrative expenses increased to 26.6% for the forty weeks ended September 3, 2010 from 25.3% for the forty weeks ended September 4, 2009, which was primarily a result of an increase in restructuring costs recognized in the forty weeks ended September 3, 2010 compared with the forty weeks ended September 4, 2009.

        Depreciation and Amortization.    Depreciation and amortization decreased by $1.4 million, or 23.5%, to $4.7 million for the forty weeks ended September 3, 2010 from $6.1 million for the forty weeks ended September 4, 2009. The decrease is largely due to a decrease in leasehold improvements and computer equipment due to office closures and reduced headcount.

        Interest Income.    Interest income decreased by $102,000 to $273,000 for the forty weeks ended September 3, 2010 from $375,000 for the forty weeks ended September 4, 2009. This decrease was due primarily to lower cash and investment balances.

        Interest Expense.    Interest expense decreased by $0.8 million to $2.7 million for the forty weeks ended September 3, 2010 from $3.4 million for the forty weeks ended September 4, 2009. Interest expense primarily represents interest incurred on our 2.875% convertible debt, the amortization of debt issuance costs, and the amortization of the discount recorded in connection with our adoption of ASC Topic 470-20. The decrease was primarily due to the lower principle balance outstanding on our convertible debt in the forty weeks ended September 3, 2010 compared with the forty weeks ended September 4, 2009.

        Loss on Extinguishment of Convertible Debentures.    During the forty weeks ended September 3, 2010, the Company repurchased convertible debentures in the principal amount of $15.0 million, on the open market, resulting in a $0.4 million loss on a pre-tax basis. During the forty weeks ended

September 4, 2009, the Company repurchased convertible debentures in the principal amount of approximately $7.0 million, on the open market, resulting in a $29,000 loss on a pre-tax basis. Although we repurchased our debt at a discount during these quarters, we incurred non-cash losses on the repurchases under the provisions of ASC Topic 470-20, which required us to discount our debt for the equity conversion feature of the debt instrument.

        Other Income (Expense).    Other income (expense) increased by $114,000 to expense of $362,000 for the forty weeks ended September 3, 2010 from expense of $248,000 for the forty weeks ended September 4, 2009. Other income (expense) consists primarily of foreign currency exchange transaction gains and losses. The loss in the forty weeks ended September 4, 2009 includes a cumulative foreign currency exchange loss of $0.4 million related to the liquidation of our Australian-based operations. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies including the Euro and the British pound.

        Provision for Income Taxes.    The provision for income taxes was $1.6 million for the forty weeks ended September 3, 2010, a decrease of $4.9 million from the forty weeks ended September 4, 2009. Our effective income tax rate increased to 74.6% for the first forty weeks of fiscal 2010 from 63.6% for the first forty weeks of fiscal 2009. The effective tax rate for the forty weeks ended September 3, 2010 was higher than the statutory rate due to losses in foreign locations that could not be benefited. The effective tax rate for the forty weeks ended September 4, 2009 was higher than the statutory rate primarily due to losses in foreign locations that could not be benefited and, to a lesser extent, a tax charge incurred by NeuCo.

        Net Loss (Income) Attributable to Noncontrolling Interest, Net of Tax.    Since October of fiscal 2008, our ownership interest in NeuCo constitutes control under GAAP. As a result, NeuCo's financial results are consolidated with ours and allocations of the noncontrolling interest's share of NeuCo's net income result in deductions to our net income, while allocations of the noncontrolling interest's share of NeuCo's net loss result in additions to our net income. During the second quarter of fiscal 2010, NeuCo reacquired $0.9 million of its shares. As a result of this transaction, our ownership interest in NeuCo increased from 49.15% to 55.89%. The increase in our ownership in NeuCo during the second quarter of fiscal 2010 was accounted for as an adjustment to shareholders' equity in the accompanying condensed consolidated financial statements. The results of operations of NeuCo allocable to its other owners was a net loss of $268,000 for the forty weeks ended September 3, 2010 and $606,000 for the forty weeks ended September 4, 2009.

        Net Income Attributable to CRA International, Inc.    Net income attributable to CRA International, Inc. decreased by $3.5 million to $0.8 million for the forty weeks ended September 3, 2010 from net income of $4.3 million for the forty weeks ended September 4, 2009. The diluted income per share was $0.08 per share for the forty weeks ended September 3, 2010, compared to diluted net income per share of $0.40 per share for the forty weeks ended September 4, 2009. Weighted average shares outstanding increased by approximately 98,000 shares to approximately 10,801,000 shares for the forty weeks ended September 3, 2010 from approximately 10,703,000 shares for the forty weeks ended September 4, 2009. The increase in weighted average shares outstanding is due primarily to restricted shares that have vested and stock options that have been exercised since September 4, 2009, offset in part by repurchases of common stock since September 4, 2009.

        On September 29, 2010, we implemented a proposal to make consulting headcount adjustments to select practices. As a result of this proposal, we are taking steps, subject to local labor law requirements, to reduce consultant headcount by approximately 15 positions. We expect that these actions will be completed during the fourth quarter of fiscal 2010. If all of the positions currently anticipated to be affected by the restructuring are ultimately eliminated, we expect to record a restructuring charge in the approximate range of $1.5 million to $1.8 million in the fourth quarter of fiscal 2010 related to termination benefits in cost of services. These actions are expected to result in estimated annual cost savings of approximately $2.7 million. We have not finalized the employee separation costs or the offsetting benefits that we may have as a result of these actions. The charge that we expect to incur in connection with the restructuring is subject to a number of assumptions, including assumptions related to the outcome of employee consultations, which are ongoing, and actual results may materially differ.

Liquidity and Capital Resources

        General.    In the forty weeks ended September 3, 2010, cash and cash equivalents decreased by $31.1 million. We completed the quarter with cash and cash equivalents of $51.7 million, short term investments of $34.9 million, and working capital (defined as current assets less current liabilities) of $90.1 million.

        We believe that our current cash balances, cash generated from operations, and amounts available under our bank line of credit will be sufficient to meet our anticipated working capital, capital expenditures, and contingent consideration payment requirements for at least the next 12 months.

        Sources and Uses of Cash in the forty weeks ended September 3, 2010.    During the first forty weeks of fiscal 2010, net cash provided by operations was $2.5 million. The primary sources of cash from operations include net income of $0.5 million, share-based compensation expense of $4.9 million, depreciation and amortization expense of $4.4 million, decreases in prepaid expenses and other assets of $4.5 million, and a decrease in accounts receivable of $11.9 million, due to a decrease in revenue. The sources of cash in operations were partially offset by increases in unbilled services of $4.6 million resulting from slower billings and a decrease in accounts payable, accrued expenses, and other liabilities of $20.8 million. The payment of the majority of fiscal 2009 bonuses totaling approximately $28.7 million are included in the decrease in accounts payable, accrued expenses, and other liabilities during the forty weeks ended September 3, 2010.

        We used $13.7 million of net cash for investing activities for the first forty weeks of fiscal 2010, which included uses of cash of $2.3 million for capital expenditures, $0.3 million of net acquisition consideration payments, and $60.0 million to purchase short-term investments to achieve higher returns on our excess cash. These uses of cash were partially offset by $48.8 million received from the sale of short-term investments.

        We used $20.0 million of net cash for financing activities for the first forty weeks of fiscal 2010. Cash used in financing activities was primarily used to repurchase convertible debentures in the principal amount of $15.0 million for a repurchase price of approximately $14.9 million, to repurchase $4.2 million of common stock, and to redeem $0.9 million in vested employee restricted shares for tax withholdings, offset partially by $0.7 million received upon the exercise of stock options.

        Private Placement of Convertible Debt.    In 2004, we completed a private placement of $90.0 million of 2.875% convertible senior subordinated debentures due in 2034. During the second quarter of fiscal 2010, we repurchased convertible debentures in the principal amount of $15.0 million, on the open market. During fiscal 2009 and fiscal 2008, we repurchased convertible debentures in the principal amount of approximately $27.5 million, on the open market. As of September 3, 2010, the principal amount of the convertible debentures totaled $47.5 million. The debentures are our direct, unsecured senior subordinated obligations and rank junior in right of payment to our existing bank revolving line of credit and any future secured indebtedness that we may designate as senior indebtedness. Contractual interest of approximately $0.7 million, is payable semi-annually on June 15 and December 15.

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

        Pursuant to the terms of the indenture governing the debentures, since the closing stock price did not equal or exceed the $50 per share contingent conversion trigger price for 20 out of the 30 consecutive trading days ended on September 3, 2010, the market price conversion trigger was not satisfied and holders of the debentures are not able to exercise their right to convert the bonds as of the first trading day of the third quarter of fiscal 2010. This test is repeated each fiscal quarter. To date, no conversions have occurred. As of September 3, 2010, the principal amount of the convertible debentures totaled $47.5 million.

        We may elect to redeem all or any portion of the debentures on or after June 20, 2011, at a repurchase price equal to 100% of the principal amount of the debentures, plus accrued and unpaid interest. As early as June 15, 2011 or upon certain specified fundamental changes, we may be required, at the option of each holder, to repurchase all or any portion of the debentures, which, in the event of a fundamental change involving a change of control of our firm, may include the payment of a make-whole premium. Due to the expected redemption as early as June 2011, during the third quarter of fiscal 2010, we reclassified the amounts of outstanding debentures from a non-current liability to a current liability.

        Borrowings under the Revolving Line of Credit.    We are party to a senior loan agreement with our bank for a $60.0 million revolving line of credit with a maturity date of April 30, 2012 and it is our intention to renew or replace the revolving line of credit, as desirable and available. Subject to the terms of the agreement, we may use borrowings under this revolving line of credit for acquisition financing, working capital, general corporate purposes, letters of credit, and foreign exchanges contracts. The available revolving line of credit is reduced, as necessary, to account for certain outstanding letters of credit. The $60.0 million credit facility allows us to mitigate the potential liquidity risk, and to provide funding if required, in the event of conversion by the debenture holders. The revolving line of credit also gives us additional flexibility to meet any unforeseen financial requirements. The amounts available under our bank revolving line of credit are constrained by various financial covenants and reduced by certain outstanding letters of credit. As of September 3, 2010, there were no amounts outstanding under this revolving line of credit and $4.7 million in letters of credit were outstanding.

        Borrowings under our credit facility bear interest, at LIBOR plus an applicable margin. Applicable margins range from 2.0% to 3.5%, depending on the ratio of our consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the preceding four fiscal quarters, subject to various adjustments stated in the senior loan agreement. These margins are adjusted both quarterly and each time we borrow under the credit facility. Interest is payable monthly. A commitment fee of 0.25% is payable on the unused portion of the credit facility. Borrowings under the credit facility are secured by 100% of the stock of certain of our U.S. subsidiaries and 65% of the stock of certain of our foreign subsidiaries, which represents approximately $66.2 million in net assets as of September 3, 2010.

        Debt Restrictions.    Under our senior loan agreement, we must comply with various financial and non-financial covenants. The financial covenants require us to maintain a minimum consolidated working capital of $25.0 million and require us to comply with a consolidated total debt to EBITDA ratio of not more than 3.5 to 1.0 and a consolidated senior debt to EBITDA ratio of not more than 2.0 to 1.0. Compliance with these financial covenants is tested on a fiscal quarterly basis. In March 2005, we amended the definition of "current liabilities" included in the working capital covenant of the senior credit agreement to exclude any convertible subordinated debt for which we have not been notified of the intention to convert. The non-financial covenants of the senior credit agreement place certain restrictions on our ability to incur additional indebtedness, engage in acquisitions or dispositions, and enter into business combinations. Any indebtedness outstanding under the senior credit facility may become immediately due and payable upon the occurrence of stated events of default, including our failure to pay principal, interest or fees or a violation of any financial covenant. As of September 3, 2010, we were in compliance with our covenants under the senior credit agreement.

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

        In June 2007, we announced that our Board of Directors authorized a share repurchase program of up to a total of 1,500,000 shares of our common stock. We will finance the repurchase program with available cash and cash from future operations. We may repurchase shares in open market purchases or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. To date, we have repurchased 1,494,745 shares under this plan for approximately $59.3 million. We repurchased 210,463 shares under this program during the sixteen weeks ended September 3, 2010, and expect to continue to repurchase shares in the future.

        On July 6, 2010, we announced that our board of directors approved an expanded share repurchase program of up to $5 million of our common stock, in addition to the currently existing share repurchase program.

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

        In May 2009, a payment of $10.3 million was placed in escrow as a progress payment related to a possible future earnout amount that the seller of a business we acquired in fiscal 2006 could earn. The $10.3 million is included in current assets in the accompanying condensed consolidated balance sheet as of September 3, 2010. The entire $10.3 million placed in escrow was returned to the Company in the fourth quarter of fiscal 2010.

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

        The majority of our operations are based in the U.S., and accordingly, the majority of our transactions are denominated in U.S. dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of foreign currencies. Our primary foreign currency exposures relate to our short-term intercompany balances with our foreign subsidiaries and accounts receivable and cash valued in the United Kingdom in U.S. dollars. Our primary foreign subsidiaries have functional currencies denominated in the British pound and Euro, and foreign denominated assets and liabilities are remeasured each reporting period with any exchange gains and losses recorded in our consolidated statements of operations. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies and the Euro and the British pound. Holding all other variables constant, fluctuations in foreign exchange rates may impact reported revenues and expenses significantly, based on currency exposures at September 3, 2010. A hypothetical 10% movement in foreign exchange rates would have affected our income before provision for income taxes for the sixteen weeks ended September 3, 2010 by approximately $0.6 million. However, actual gains and losses in the future could differ materially from this analysis based on the timing and amount of both foreign currency exchange rate movements and our actual exposure.

        From time to time, we may use derivative instruments to manage the risk of exchange rate fluctuations. However, at September 3, 2010, we had no outstanding derivative instruments. We do not use derivative instruments for trading or speculative purposes.

Interest Rate Risk

        We maintain an investment portfolio consisting mainly of U.S. government obligations, funds holding only U.S. and Canadian government obligations, and commercial paper with maturities of less than a year. These held-to-maturity securities are subject to interest rate risk. However, a hypothetical change in the interest rate of 10% would not have a material impact to the fair values of these securities at September 3, 2010 primarily due to their short maturity.

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

We depend upon key employees to generate revenue

        Our business consists primarily of the delivery of professional services, and accordingly, our success depends heavily on the efforts, abilities, business generation capabilities, and project execution capabilities of our employee consultants. In particular, our employee consultants' personal relationships with our clients are a critical element in obtaining and maintaining client engagements. If we lose the services of any employee consultant or group of employee consultants, or if our employee consultants fail to generate business or otherwise fail to perform effectively, that loss or failure could adversely affect our revenues and results of operations. Our employee consultants generated engagements that accounted for approximately 85% of our revenues in the forty weeks ended September 3, 2010. Our top five employee consultants generated approximately 14% of our revenues in the forty weeks ended September 3, 2010.

        We do not have non-competition agreements with the majority of our employee consultants, and they can terminate their relationships with us at will and without notice. The non-competition and non-solicitation agreements that we have with some of our employee consultants offer us only limited protection and may not be enforceable in every jurisdiction. In the event that employees leave, some clients may decide that they prefer to continue working with the employee rather than with us. In the event an employee departs and acts in a way that we believe violates their non-competition or non-solicitation agreement, we will consider any legal remedies we may have against such person on a case-

by-case basis. We may decide that preserving cooperation and a professional relationship with the former employee or client, or other concerns, outweigh the benefits of any possible legal recovery.

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

We depend on our non-employee experts

        We depend on our relationships with our exclusive non-employee experts. In the forty weeks ended September 3, 2010, five of our exclusive non-employee experts generated engagements that accounted for approximately 10% of our revenues. We believe that these experts are highly regarded in their fields and that each offers a combination of knowledge, experience, and expertise that would be very difficult to replace. We also believe that we have been able to secure some engagements and attract consultants in part because we could offer the services of these experts. Most of these experts can limit their relationships with us at any time for any reason. These reasons could include affiliations with universities with policies that prohibit accepting specified engagements, the pursuit of other interests, and retirement.

        As of September 3, 2010, we had restrictive covenant contracts, which in some cases include non-competition agreements, with 44 of our non-employee experts. The limitation or termination of any of their relationships with us, or competition from any of them after these agreements expire, could harm our reputation, reduce our business opportunities and adversely affect our revenues and results of operations. The non-competition agreements that we have with some of our non-employee experts offer us only limited protection and may not be enforceable in every jurisdiction. In the event that non-employee experts leave, such clients may decide that they prefer to continue working with the non-employee expert rather than with us. In the event a non-employee expert departs and acts in a way that we believe violates their non-competition agreement, we will consider any legal remedies we may have against such person on a case-by-case basis. We may decide that preserving cooperation and a professional relationship with the former non-employee expert or client, or other concerns, outweigh the benefits of any possible legal recovery.

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

We derive our revenues from a limited number of large engagements

        We derive a portion of our revenues from a limited number of large engagements. If we do not obtain a significant number of new large engagements each year, our business, financial condition, and results of operations could suffer. Our ten largest engagements accounted for approximately 14% and 12% of our revenues in the forty weeks ended September 3, 2010 and the forty weeks ended September 4, 2009, respectively. No single client accounted for more than 5% of our revenues in the forty weeks ended September 3, 2010 and the forty weeks ended September 4, 2009. In general, the volume of work we perform for any particular client varies from year to year, and due to the specific engagement nature of our practice, a major client in one year may not hire us in the following year.

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

Fluctuations in the types of service contracts we enter into may adversely impact revenue and results of operations

        We derive a portion of our revenues from fixed-price contracts. We derived 21.8% and 19.2% of our revenues from fixed-price engagements in the sixteen and forty weeks ended September 3, 2010, respectively. We derived 7.3% and 9.5% of our revenues from fixed-price engagements in the sixteen and forty weeks ended September 4, 2009, respectively. These contracts are more common in our management consulting area, and would likely grow in number with any expansion of that area. Fluctuations in our mix between time-and-material or fixed-price contracts or arrangements with fees tied to performance-based criteria, may result in fluctuations of revenue and results of operations. In addition, if we fail to estimate accurately the resources required for a fixed-price project or fail to satisfy our contractual obligations in a manner consistent with the project budget, we might generate a smaller profit or incur a loss on the project. On occasion, we have had to commit unanticipated additional resources to complete projects, and we may have to take similar action in the future, which could adversely affect our revenues and results of operations.

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

        There were no impairment losses related to goodwill or intangible assets during the forty weeks ended September 3, 2010. Uncertainty in the financial markets and weakness in macroeconomic conditions globally have recently contributed to volatility in our stock price. The current macroeconomic environment continues to be challenging and we cannot be certain of the duration of these conditions and their potential impact on our stock price performance. If our market capitalization plus an estimated control premium is below our carrying value for a period we consider to be other-than-temporary, we may be required to record an impairment of our goodwill either as a result of our annual assessment that we will conduct in the fourth quarter of fiscal year 2010, or in a future quarter if an indication of potential impairment is evident. A non-cash goodwill impairment charge would have the affect of decreasing our earnings or increasing our losses in such period. If we are required to take a substantial impairment charge, our operating results would be materially adversely affected in such period.

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

The market price of our common stock may be volatile

        The market price of our common stock has fluctuated widely and may continue to do so. For example, from September 5, 2009, to September 3, 2010, the trading price of our common stock ranged from a high of $28.88 per share to a low of $14.98 per share. Many factors could cause the market price of our common stock to rise and fall. Some of these factors are:

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

Our debt obligations may adversely impact our financial performance

        In 2004, we issued a total of $90.0 million of 2.875% convertible senior subordinated debentures due 2034. We had previously operated with little or no debt, and our previous payments of interest had not been material. The interest we are required to pay on these debentures reduces our net income each year and will continue to do so until the debentures are no longer outstanding. The terms of the debentures also include provisions that could accelerate our obligation to repay all amounts outstanding under the debentures if certain events happen, such as our failure to pay interest in a timely manner, failure to pay principal upon redemption or repurchase, failure to deliver cash, shares of common stock, or other property upon conversion and other specified events of default. In addition, on June 15, 2011, June 15, 2014, June 15, 2019, June 15, 2024 and June 15, 2029, or following specified fundamental changes, holders of the debentures may require us to repurchase their debentures for cash. During the third quarter of fiscal 2010, we reclassified the outstanding amount of debentures from a non-current liability to a current liability. On December 14, 2004, we irrevocably elected to settle with cash 100% of the principal amount of the debentures upon conversion thereof, and holders of the debentures may convert them if our stock price exceeds $50 per share for at least 20 out of the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. The market price conversion trigger was not met during the third quarter of fiscal 2010. Therefore, holders of the debentures are not able to exercise their right to convert the bonds during the fourth quarter of fiscal 2010. This test is repeated each fiscal quarter. To date, no holders have exercised their right to convert the bonds. However, during fiscal 2010, fiscal 2009, and fiscal 2008, we repurchased convertible debentures in the principal amount of $15.0 million, $17.3 million, and $10.2 million, respectively, on the open market.

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

Our reported earnings per share may be more volatile because of the accounting standards, rules, and regulations as they relate to our convertible senior subordinated debentures

        Holders of our 2.875% convertible senior subordinated debentures due 2034 may convert the debentures only under certain circumstances, including certain stock price-related conversion contingencies. As further described in Note 8 of our Notes to Consolidated Financial Statements, we determine the effect of the debentures on earnings per share under the treasury stock method of accounting. The treasury stock method of accounting allows us to report dilution only when our average stock price per share for the reporting period exceeds the $40 conversion price and only to the extent of the additional shares we may be required to issue in the event our conversion obligation exceeds the principal amount of the debentures converted. Accordingly, volatility in our stock price could cause volatility in our reported diluted earnings per share.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        (a)   Not applicable.

        (b)   Not applicable.

        (c)   The following table provides information about our repurchases of shares of our common stock during the sixteen weeks ended September 3, 2010. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the quarter into four equal periods of four weeks.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(4)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(4)
May 15, 2010 to June 11, 2010	298 shares(1)	$23.94 per share(1)	—	215,718
June 12, 2010 to July 9, 2010	530 shares(2)	$22.77 per share(2)	91,200	124,518 plus $5,000,000(4)
July 10, 2010 to August 6, 2010	894 shares(3)	$19.38 per share(3)	119,263	5,255 plus $5,000,000(4)
August 7, 2010 to September 3, 2010	—	—	—	5,255 plus $5,000,000(4)

(1)
During the four weeks ended June 11, 2010, we repurchased 298 shares of our common stock, based on the contractual right of first purchase contained in the applicable share agreements with us, at an average share price of $23.94 per share.

(2)
During the four weeks ended July 9, 2010, we accepted 530 shares of our common stock as a tax withholding from certain of our employees, in connection with the vesting of restricted shares that occurred during the indicated period, pursuant to the terms of our 2006 equity incentive plan, at an average share price of $22.77.

(3)
During the four weeks ended August 6, 2010, we accepted 894 shares of our common stock as a tax withholding from certain of our employees, in connection with the vesting of restricted shares that occurred during the indicated period, pursuant to the terms of our 2006 equity incentive plan, at an average share price of $19.38.

(4)
On June 14, 2007, we issued a press release announcing that our board of directors has approved the repurchase from time to time of up to 1,500,000 shares of our common stock, of which 1,284,282 shares of common stock were purchased in prior quarters and 210,463 shares were purchased in the third quarter of fiscal 2010. As of September 3, 2010, 5,255 shares of our common stock remain available for repurchase under this plan. On July 6, 2010, we issued a press release announcing that our board of directors has approved an expanded repurchase program of up to $5 million of our common stock, in addition to the currently existing share repurchase program.

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

CRA INTERNATIONAL, INC.
Date: October 12, 2010	By:	/s/ PAUL A. MALEH Paul A. Maleh President, Chief Executive Officer
Date: October 12, 2010	By:	/s/ WAYNE D. MACKIE Wayne D. Mackie Executive Vice President, Treasurer, Chief Financial Officer

EXHIBIT INDEX

Item No.	Description
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1	Section 1350 certification