Form 10-K
period 2010-11-27
CRA INTERNATIONAL, INC.
filed 2011-02-10
CIK 1053706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 27, 2010 and the five-week transition period ended January 1, 2011

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
Yes ☐ No ☒

         The aggregate market value of the stock held by non-affiliates of the registrant as of May 14, 2010, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing sale price of $24.18 as quoted on the NASDAQ Global Select Market as of that date was approximately $253.0 million. Outstanding shares of common stock beneficially owned by executive officers and directors of the registrant and certain related entities have been excluded from this computation because these persons may be deemed to be affiliates. The fact that these persons have been deemed affiliates for purposes of this computation should not be considered a conclusive determination for any other purpose.

         As of February 4, 2011, CRA had outstanding 10,869,916 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

         The information required for Part III of this annual report is incorporated by reference from the registrant's definitive proxy statement for its 2011 special meeting in lieu of annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended November 27, 2010.

CRA INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED NOVEMBER 27, 2010
AND THE FIVE-WEEK TRANSITION PERIOD ENDED JANUARY 1, 2011

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

Recent Events

        On December 17, 2010, our Board of Directors approved a change in our fiscal year end from the last Saturday in November to the Saturday nearest December 31 of each year. The fiscal year change was effective beginning with our 2011 fiscal year, which began January 2, 2011 and will end December 31, 2011. As a result of the change, we had a five-week period which began November 28, 2010 and ended January 1, 2011 ("transition period"). The audited results of the five-week transition period ended January 1, 2011 are presented herein. The fiscal year change was not effective until after the completion of our 2010 fiscal year. Therefore, the prior year comparative financial and other information reported in the financial statements herein continues to be presented based on our prior fiscal year end calendar. For comparative analysis purposes, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented herein compares the audited results for the five-week transition period ended January 1, 2011 to the unaudited results for the five-week comparative period ended January 2, 2010.

Introduction

        We are a leading global consulting firm specializing in litigation, regulatory, and financial consulting, and management consulting. We advise clients on economic and financial matters pertaining to litigation and regulatory proceedings, and guide corporations through critical business strategy and performance-related issues. Since 1965, we have been engaged by clients for our unique combination of functional expertise and industry knowledge, and for our objective solutions to complex problems. We combine economic and financial analysis with expertise in litigation and regulatory support, business strategy and planning, market and demand forecasting, policy analysis, and engineering and technology strategy. We are often retained in high-stakes matters, such as multibillion-dollar mergers and acquisitions, new product introductions, major strategy and capital investment decisions, and complex litigation, the outcomes of which often have significant consequences for the parties involved. These matters often require independent analysis, and as a result, companies must rely on outside experts. Our analytical strength enables us to reach objective, factual conclusions that help clients make important business and policy decisions and resolve critical disputes. Companies turn to us because we can provide large teams of highly credentialed and experienced economic and finance experts to address critical, tough assignments, with high-stakes outcomes.

        We offer consulting services in two broad areas: litigation, regulatory, and financial consulting and management consulting. These two areas represented approximately 98% of our consolidated revenues for both the five-week transition period ended January 1, 2011 and fiscal 2010. The remaining 2% came from our NeuCo subsidiary. We provide our services primarily through our highly credentialed and experienced staff of employee consultants. As of January 1, 2011, we employed 520 consultants, including approximately 113 employee consultants with doctorates and approximately 205 employee consultants with other advanced degrees. Our employee consultants have backgrounds in a wide range of disciplines, including economics, business, corporate finance, materials sciences, accounting, and engineering. We are extremely selective in our hiring of consultants, recruiting from leading universities, industry, and government. Many of our employee consultants are nationally or internationally recognized as experts in their respective fields and have published scholarly articles, lectured extensively, and have been quoted in the press. They combine outstanding intellectual acumen with practical experience and in-depth understanding of industries and markets. To enhance the expertise we provide to our clients, we maintain close working relationships with a select group of renowned academic and industry non-employee experts.

        Our business is diversified across multiple dimensions, including service offerings and vertical industry coverage, as well as areas of functional expertise, client base, and geography. Through 20 offices located around the world, we provide multiple services across 22 areas of functional expertise to hundreds of clients across 17 vertical industries. We believe this diversification reduces our dependence on any particular market, industry, or geographic area.

        We provide consulting services to corporate clients and attorneys in a wide range of litigation and regulatory proceedings, providing high-quality research and analysis, expert testimony, and comprehensive support in litigation and regulatory proceedings in all areas of finance, accounting, economics, insurance, and forensic accounting and investigations. We also use our expertise in economics, finance, and business to offer law firms, businesses, and government agencies services related to class certification, damages analysis, expert reports and testimony, regulatory analysis, strategy development, valuation of tangible and intangible assets, risk management, and transaction support. In our management consulting services, we use our expertise in economics, finance, and business analysis to offer our clients such services as strategy development, performance improvement, corporate portfolio analysis, estimation of market demand, new product pricing strategies, valuation of intellectual property and other assets, assessment of competitors' actions, and analysis of new sources of supply. Our analytical expertise in advanced economic and financial methods is complemented by our in-depth expertise in specific industries, including aerospace and defense; banking and capital markets; chemicals and industrials; energy and utilities; financial services; healthcare; insurance; manufacturing; media; mining, metals and materials; oil and gas; pharmaceuticals; real estate; retail; sports; telecommunications; and transportation.

        We have completed thousands of engagements for clients around the world, including domestic and foreign companies; federal, state, and local domestic government agencies; governments of foreign countries; public and private utilities; and national and international trade associations. Our clients come from a broad range of industries, with our top 10 clients in the five-week transition period ended January 1, 2011, fiscal 2010, fiscal 2009, and fiscal 2008, accounting for approximately 25%, 16%, 14%, and 18% of our revenues, respectively, and no single client accounting for more than 5% of our revenues. We also work with many of the world's leading law firms. We experience a high level of repeat business and in the five-week transition period ended January 1, 2011 and fiscal 2010, approximately 98% and 93% of our revenues resulted from either ongoing engagements or new engagements for existing clients, respectively. In both fiscal 2009 and fiscal 2008, approximately 91% of our revenues resulted from either ongoing engagements or new engagements for existing clients.

        We deliver our services through a global network of 20 coordinated offices. Headquartered in Boston, Massachusetts, we have offices throughout North America, Europe, the Middle East, and Asia.

Industry Overview

        Businesses are operating in an increasingly complex economic, legal and regulatory environment. Our changing world economy has created immense challenges and opportunities for businesses. Companies across industry sectors are seeking new strategies appropriate for the current economic environment, as well as greater operational efficiencies. To accomplish these objectives, they must constantly gather, analyze, and use information wisely to assure that business decisions are well-informed. In addition, as markets have become global, companies have the opportunity to expand their presence throughout the world, which can expose them to increased competition and the uncertainties of foreign operations. Further, companies are increasingly relying on technological and business innovations to improve efficiency, thus increasing the importance of strategically analyzing their businesses and developing and protecting new technology. The increasing complexity and changing nature of the business environment are also forcing governments to modify their regulatory strategies. These constant changes in the regulatory environment and the current administration's pro-regulatory stance in the U.S. have led to frequent litigation and interaction with government agencies as companies attempt to interpret and react to the implications of this changing environment. Furthermore, as the general business and regulatory environment becomes more complex, corporate litigation has also become more complicated, protracted, expensive, and important to the parties involved.

        As a result, companies are increasingly relying on sophisticated economic and financial analysis to solve complex problems and improve decision-making. Economic and financial models provide the tools necessary to analyze a variety of issues confronting businesses, such as interpretation of sales data, effects of price changes, valuation of assets, assessment of competitors' activities, evaluation of new products, and analysis of supply limitations. Governments are also relying, to an increasing extent, on economic and finance theory to measure the effects of anticompetitive activity, evaluate mergers and acquisitions, change regulations, implement auctions to allocate resources, and establish transfer pricing rules. Finally, litigants and law firms are using economic and finance theory to help determine liability and to calculate damages in complex and high-stakes litigation. As the need for complex economic and financial analysis becomes more widespread, companies and governments are turning to outside consulting firms, such as ours, for access to the independent, specialized expertise, experience, and prestige that are not available to them internally. In addition, companies' strategic, organizational, and operational problems have gotten more acute as a result of the economic environment, and companies are relying on management consultants for help in analyzing, addressing and solving strategic business problems and performance-related issues involving market supply demand dynamics, supply chain and sourcing, pricing, capital allocation, technology management, portfolio positioning, risk management, merger integration, and improving shareholder value.

Competitive Strengths

        Since 1965, we have been committed to providing sophisticated consulting services to our clients. We believe that the following factors have been critical to our success.

        Strong Reputation for High-Quality Consulting; High Level of Repeat Business.    For more than 45 years, we have been a leader in providing sophisticated economic analysis and original, authoritative advice to clients involved in complex litigation and regulatory proceedings, and we also provide management consulting services to companies facing strategic, organizational, and operational challenges. As a result, we believe we have established a strong reputation among leading law firms and business clients as a preferred source of expertise in economics, finance, business, and management consulting, as evidenced by our high level of repeat business. In the five-week transition period ended January 1, 2011 and fiscal 2010, approximately 98% and 93% of our revenues resulted from ongoing engagements or new engagements from repeat clients, respectively. In both fiscal 2009 and fiscal 2008, approximately 91% of our revenues resulted from ongoing engagements or new engagements from repeat clients. In addition, we believe our significant name recognition, which we developed as a result of our work on many high-profile litigation and regulatory engagements, has enhanced the development of our management consulting practice.

        Highly Educated, Experienced, and Versatile Consulting Staff.    We believe our most important asset is our base of employee consultants, particularly our senior consultants. Of our 520 employee consultants as of January 1, 2011, 406 were either executive vice presidents, vice presidents, principals, associate principals, senior associates, or consulting associates, of whom approximately 74% have a doctorate or other advanced degree. Many of these senior employee consultants are nationally or internationally recognized as experts in their respective fields. In addition to their expertise in a particular field, most of our employee consultants are able to apply their skills across numerous practice areas. This flexibility in staffing engagements is critical to our ability to apply our resources as needed to meet the demands of our clients. As a result, we seek to hire consultants who not only have strong analytical skills but who are also creative, intellectually curious, and driven to develop expertise in new practice areas and industries.

        Global Presence.    We deliver our services through a global network of 20 coordinated offices. Headquartered in Boston, Massachusetts, we have offices throughout North America, Europe, the Middle East, and Asia. Many of our clients are multinational firms with issues that cross international boundaries, and we believe our global presence provides us with a competitive advantage to address complex issues that span countries and continents. Our global presence also gives us access to many of the leading experts around the world on a variety of issues, allowing us to expand our knowledge base and areas of functional expertise.

        Diversified Business.    Our business is diversified across multiple dimensions, including service offerings, vertical industry coverage, areas of expertise, client base, and geography. By maintaining expertise in multiple industries, we are able to offer clients creative and pragmatic advice tailored to their specific markets. By offering clients litigation, regulatory, financial, and management consulting services, we are able to satisfy an array of client needs, ranging from expert testimony for complex lawsuits to designing global business strategies. This broad range of expertise enables us to take an interdisciplinary approach to certain engagements, combining economists and experts in one area with specialists in other disciplines. We believe this diversification reduces our dependence on any particular market, industry, or geographic area. Furthermore, our litigation, regulatory, and financial consulting businesses are driven primarily by regulatory changes and high-stakes legal proceedings. Our diversity also enhances our expertise and the range of issues that we can address on behalf of clients.

        Integrated Business.    We manage our business on an integrated basis through our global network of 20 offices and 22 areas of functional expertise. Each of our practice areas operates and is managed across geographic borders and has representative officers and other consultants in several of our offices. We view these cross-border practices as integral to our success and key to our management approach. Our practices share not only staff but also consulting approaches, technical data and analysis, research, and marketing strategies. When we acquire companies, our practice is to rapidly integrate systems, procedures, and people into our business model. In addition to sharing our intellectual property assets globally, we encourage geographic collaboration among our practices by including a consultant's overall contribution to our practices as a factor in determining the consultant's annual bonus.

        Diversified Client Base.    We have completed thousands of engagements for clients in a broad range of industries around the world. In the five-week transition period ended January 1, 2011, fiscal 2010, fiscal 2009, and fiscal 2008, our top 10 clients accounted for approximately 25%, 16%, 14%, and 18% of our revenues, respectively, with no single client accounting for more than 5% of our revenues. Our clients are major firms across a multitude of industries that include: aerospace and defense; banking and capital markets; chemicals and industrials; energy and utilities; financial services; healthcare; insurance; manufacturing; media; mining, metals, and materials; oil and gas; pharmaceuticals; real estate; retail; sports; telecommunications; and transportation.

        Established Corporate Culture.    Our success results in part from our established corporate culture. We believe we attract consultants because of our more than 45-year history, our strong reputation, the credentials, experience, and reputations of our employee consultants, the opportunity to work on an array of matters with a broad group of renowned non-employee experts, and our collegial atmosphere where teamwork and collaboration are emphasized and valued by many clients.

        Access to Leading Academic and Industry Experts.    To enhance the expertise we provide to our clients and the depth and breadth of our insights, we maintain close working relationships with a select group of non-employee experts. Depending on client needs, we use non-employee experts for their specialized expertise, assistance in conceptual problem-solving, and expert witness testimony. We work regularly with renowned professors at such institutions as Cornell University, Georgetown University, Harvard University, the Massachusetts Institute of Technology, Stanford University, Texas A&M University, the University of California at Berkeley, the University of California at Los Angeles, the University of Chicago, the University of Toronto, the University of Virginia, and other leading universities. These experts also generate business for us and provide us access to other leading academic and industry experts. By establishing affiliations with these prestigious experts, we further enhance our reputation as a leading source of sophisticated economic and financial analysis. As of January 1, 2011, we have exclusive relationships with 44 non-employee experts and non-exclusive relationships with numerous other experts.

Services

        We offer services in two broad areas: litigation, regulatory, and financial consulting and management consulting. Engagements in our two service areas often involve similar areas of expertise and address related issues, and it is common for our consultants to work on engagements in both service areas. Together, these two service areas comprised approximately 98% of our consolidated revenues for both the five-week transition period ended January 1, 2011 and fiscal 2010, and approximately 2% of our consolidated revenues came from our NeuCo subsidiary.

Litigation, Regulatory, and Financial Consulting

        In our litigation, regulatory, and financial consulting practices, we typically work closely with law firms on behalf of one or more companies involved in litigation or regulatory proceedings in such areas as antitrust, damages, and labor and employment. Many of the lawsuits and regulatory proceedings in which we are involved are critical assignments with high-stakes outcomes, such as obtaining regulatory approval of a pending merger or analyzing possible damages awards in a class action case. The ability to formulate and effectively communicate powerful economic and financial arguments to courts and regulatory agencies is often critical to a successful outcome in litigation and regulatory proceedings. Our consultants combine uncommon analytical rigor with practical experience and in-depth understanding of industries and markets. Our analytical strength enables us to reach objective, factual conclusions that help our clients make important business and policy decisions and resolve critical disputes. Our consultants work with law firms, corporate counsel, and regulatory agencies to assist in developing the theory of the case and in preparing the testimony of expert witnesses from among our employees and from among our non-employee experts and others in academia. In addition, our consultants provide general litigation support, including reviewing legal briefs and assisting in the appeals process.

        The following is a summary of the areas of functional expertise that we offer in litigation, regulatory, and financial consulting engagements.

Areas of Functional Expertise	Description of Services
Damages	Assess issues related to disputes involving lost profits, breach of contract, purchase price, valuation, business interruption, product liability, and fraud, among other damages claims. Calculate damages, provide expert testimony, and critique opposing experts' damages analyses in matters involving disputes in antitrust; intellectual property; securities and other financial market issue; insolvency; property values; contract; employment discrimination; product liability; environmental contamination; and purchase price. Support clients with broader corporate valuation services, provide pre-trial evaluations of damage claims and methodologies, and evaluate proposed settlements in class action and other cases.
Financial Accounting & Valuation	Advise corporate clients on commercial and shareholder disputes; corporate finance damages advisory; corporate investigations; due diligence; financial accounting; valuation and litigation support and expert testimony, including both liability and damages.
Financial Economics	Consulting and expert testimony regarding regulatory and litigation matters pertaining to financial markets. Areas of expertise include regulatory analyses and litigation support for financial institutions in areas of fair lending compliance, credit risk, credit scoring, consumer and mortgage lending, housing markets, international mortgage markets, and securitization. Analyses also include valuations and estimates of damages associated with breaches of contract, national laws, and international treaties and the effects of market rules, processes, and contracts on prices and competition.
Financial Markets	Provide sophisticated consulting services to corporate clients, attorneys, and government agencies, and apply the tools, principles, and findings of financial economics and accounting to complex litigation and business problems. Service offerings include the areas of securities litigation; securities markets and financial institutions; valuation and damages; and other types of financial litigation.
Forensic Services	Provide written and oral expert evidence, professional investigations, and technical litigation support services to major law firms, regulators, wealthy individuals, and corporations. Advise in the areas of complex accounting issues, significant quantum of loss calculations, economic and financial crime, fraud, corruption, bribery, and other issues that threaten the integrity or reputation of organizations.
Global Antitrust & Competition Economics	Provide expert economic testimony and analysis on behalf of law firms and their clients involved in antitrust litigation. Areas of expertise include economic analysis of the competitive effects of alleged collusion and cartels, monopolization, abuse of dominance, monopsony, and vertical restrictions.
Insurance Economics	Advise insurers, regulators, and legislators in areas of management, insurance products, and litigation and regulation.

Areas of Functional Expertise	Description of Services
Intellectual Property	Provide valuation, litigation, transaction, and strategic advisory services related to all types of intellectual property assets including patents, trade secrets, copyrights, and trademarks. Services include expert testimony regarding economic damages in intellectual property litigation, valuations of intellectual property assets for strategic and regulatory purposes, and transactional advisory services for licensing and other intellectual property-rich transactions.
International Arbitration	Provide economic expertise in international arbitration cases brought under bilateral investment treaties and arbitration clauses in contracts between firms. Assist clients and counsel in assessing causation and quantifying damages using sophisticated modeling and analytical techniques and presenting findings to arbitration authorities.
Labor & Employment	Provide economic expertise across all facets of employment litigation including equal employment opportunity claims under Title VII, the Age Discrimination in Employment Act (ADEA), the Equal Pay Act (EPA), and the Americans with Disabilities Act (ADA). Services include providing expert witness and litigation support services, conducting proactive analyses of employment and contracting practices, monitoring consent decrees and settlement agreements, designing information systems to track relevant employment data, and analyzing liability and assessing damages under the Fair Labor Standards Act (FLSA), California overtime laws, and state-specific wage and hour laws.
Litigation & Arbitration Support	Provide expert witness testimony for and advise law firms, corporate counsel, and regulatory agencies on litigation and regulatory proceedings in areas of antitrust, damages, labor and employment, and product liability. Additionally, advise insured parties, underwriters, and their counsel with comprehensive services, including merit assessment, quantum analysis, presentation of findings, and assistance in settlement negotiations on commercial, institutional, and capital-intensive projects.
Mergers & Acquisitions	Provide economic analysis to assist clients in obtaining domestic and foreign regulatory approvals in proceedings before government agencies such as the U.S. Federal Trade Commission, the U.S. Department of Justice, the Merger Task Force at the European Commission, and the Canadian Competition Bureau. Analyses include simulating the effects of mergers on prices, estimating demand elasticities, designing and administering customer and consumer surveys, and studying possible acquisition-related synergies.
Public Policy & Regulatory Economics	Provide public policy, expert witness testimony, and other support in regulatory proceedings by assisting clients in understanding and mitigating regulatory risks and exposures, preparing policy studies that help develop the basis for sound regulatory policy, assisting counsel with drafting regulatory filings, and advising on regulations pertaining to environmental protection, employment, and health and safety.

Areas of Functional Expertise	Description of Services
Regulation	Provide and support expert witness testimony in regulatory proceedings, assist clients in understanding and mitigating regulatory risks and exposures, prepare policy studies that help develop the basis for sound regulatory policy, assist counsel with drafting regulatory filings, and advise on regulations pertaining to environmental protection, employment, and health and safety.
Transfer Pricing	Provide expert analysis and testimony to support law firms and other clients in all phases of the tax cycle, including planning, documentation, and tax valuation. Also provide audit defense and support in advanced pricing agreements, alternative dispute resolution or litigation in proceedings involving the Internal Revenue Service, the Tax Division of the U.S. Department of Justice, state and municipal tax authorities, and foreign tax entities.

Management Consulting

        Our management consulting practices offer a unique mix of industry and functional expertise to help companies address and solve their strategic, organizational, and operational business problems. We advise clients in a broad range of industries on how to succeed in uncertain, rapidly-changing environments by generating growth, creating value, and enhancing shareholder wealth.

        Additionally, we challenge clients to develop fresh approaches by sharing industry insights, focusing on facts, and questioning tradition. We support clients in implementation by setting priorities, focusing resources, and aligning operations; and we get results by helping clients make distinctive, substantial improvements in their organizations' performance.

        The following is a summary of the areas of functional expertise that we offer in management consulting.

Areas of Functional Expertise	Description of Services
Auctions & Competitive Bidding	Provide auction and market design, implementation, and monitoring services, as well as bidding support services, for businesses, industry organizations, and governments in various industries around the world including commodities, energy and utilities, telecommunications, transportation, healthcare, and aerospace and defense.
Corporate & Business Strategy	Advise on business strategy, corporate revitalizations, and organizational effectiveness by bringing new ways of thinking to companies and new ways of working to develop better strategies over time and identify the highest-value opportunities for clients, address their most critical challenges, and transform their business. Advise chief executive officers and executive management teams on corporate and business unit strategy, market analysis, portfolio management, pricing strategy, and product positioning. Areas of expertise include strategy, execution, organic growth, growth through acquisition, productivity, risk management, leadership and organization, and managing for value.
Enterprise Risk Management	Advise large financial institutions and corporations in areas of governance and strategy; process; analytics; and technology related to risk management.

Areas of Functional Expertise	Description of Services
Environmental Strategy	Advise companies on corporate strategy to address risks and uncertainties surrounding greenhouse gas policy and other environmental policy developments; business models that adapt to future environmental policy; investment decision-making processes that account for environmental policy uncertainty; environmental strategic compliance options with regulations/legislation; emissions trading planning surrounding cap-and-trade policies; provide expert witness testimony and regulatory/litigation support in conflict situations involving costs/damages resulting from claims related to the environment; and identification of business opportunities that could relate to environmental trends.
Intellectual Property & Technology Management	Advise top management, investors, and boards on technology strategy and planning, research and development management, commercialization, technology market evaluation, intellectual property management, and portfolio and resource management.
Organization & Performance Improvement	Advise corporate clients in areas of revenue growth drivers; operating margin drivers; asset efficiency drivers; key enablers; and performance management and metrics.
Transaction Advisory Services	Advise business leaders, including buyers and sellers, in the areas of due diligence; mergers and acquisitions; private equity; and valuation.

Industry Expertise

        We believe our ability to combine expertise in advanced economic and financial methods with in-depth knowledge of particular industries is one of our key competitive strengths. By maintaining expertise in certain industries, we provide clients practical advice tailored to their specific markets. This industry expertise, which we developed over decades of providing sophisticated consulting services to a diverse group of clients in many industries, differentiates us from many of our competitors. We believe that we have developed a strong reputation and substantial name recognition within specific industries, which has led to repeat business and new engagements from clients in those markets. While we provide services to clients in a wide variety of industries, we have particular expertise in the following industries:

  •
  Aerospace & Defense

  •
  Banking & Capital Markets

  •
  Chemicals & Industrials

  •
  Energy & Utilities

  •
  Financial Service

  •
  Healthcare

  •
  Insurance

  •
  Manufacturing

  •
  Media

  •
  Mining, Metals, & Materials

  •
  Oil & Gas

  •
  Pharmaceuticals

  •
  Real Estate

  •
  Retail

  •
  Sports

  •
  Telecommunications

  •
  Transportation

Clients

        We have completed thousands of engagements for clients around the world, including domestic and foreign corporations; federal, state, and local domestic government agencies; governments of foreign countries; public and private utilities; accounting firms; and national and international trade associations. Frequently, we work with major law firms who approach us on behalf of their clients. While we have particular expertise in a number of industries, we provide services to a diverse group of clients in a broad range of industries. No single client accounted for more than 5% of our revenues in the five-week transition period ended January 1, 2011, fiscal 2010, fiscal 2009, or fiscal 2008. Our policy is to keep the identities of our clients confidential unless our work for the client is already publicly disclosed. See Note 13 of our Notes to Consolidated Financial Statements for a breakdown of our revenue and long-lived assets by country.

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

        For the majority of fiscal 2008, our interest in NeuCo was 36.4%. As such, we accounted for our investment in NeuCo under the equity method of accounting. During the fourth quarter of fiscal 2008, NeuCo acquired 100% of Rio Tinto Energy America Services Company's investment in NeuCo. As a result of this transaction, our ownership interest in NeuCo increased to 49.15%. During fiscal 2010, NeuCo acquired $0.9 million of its outstanding shares. As a result of this transaction, our ownership interest in NeuCo increased from 49.15% to 55.89%. Since October of fiscal 2008, our ownership interest has constituted control under GAAP. Therefore, NeuCo's financial results have been consolidated with our results and the portion of NeuCo's results allocable to its other owners is shown as "noncontrolling interest."

        NeuCo's revenues included in our consolidated statement of operations for the five-week transition period ended January 1, 2011, fiscal 2010, fiscal 2009, and fiscal 2008 totaled approximately $0.4 million, $6.4 million, $8.9 million, and $0.8 million, respectively. NeuCo's net loss included in our consolidated statements of operations for the five-week transition period ended January 1, 2011, fiscal 2010, fiscal 2009, and fiscal 2008 totaled approximately $0.1 million, $1.3 million, $1.5 million, and $71,000, respectively. NeuCo's net loss, net of amounts allocable to its other owners, included in our consolidated statements of operations for the five-week transition period ended January 1, 2011, fiscal 2010, fiscal 2009, and fiscal 2008 totaled $39,000, $0.7 million, $0.8 million, and $0.4 million, respectively.

Human Capital

        On January 1, 2011, we had 710 employees, including 520 employee consultants, comprising 125 executive vice presidents or vice presidents, 281 other senior employee consultants (either principals, associate principals, senior associates, or consulting associates) and 114 junior consultants (either associates or analysts), as well as 190 administrative staff members. Executive vice presidents, vice presidents, and principals generally work closely with clients, supervise junior consultants, provide expert testimony on occasion, and seek to generate business for CRA. Principals, associate principals, senior associates, and consulting associates typically serve as project managers and handle complex research or business problem solving assignments. Consulting associates, associates, and analysts gather and analyze data, complete marketplace and academic literature research, and may perform statistical programming.

        We derive most of our revenues directly from the services provided by our employee consultants. Our employee consultants were responsible for securing engagements that accounted for approximately 90%, 85%, 83%, and 82% of our total revenues in the five-week transition period ended January 1, 2011, fiscal 2010, fiscal 2009, and fiscal 2008, respectively. Our top five employee consultants generated approximately 15%, 13%, 11%, and 11% of our total revenues in the five-week transition period ended January 1, 2011, fiscal 2010, fiscal 2009, and fiscal 2008, respectively. Our employee consultants have backgrounds in many disciplines, including economics, business, corporate finance, accounting, materials sciences, and engineering. Approximately 74% of our senior employee consultants, consisting of vice presidents, principals, associate principals, senior associates, and consulting associates, have either a doctorate, master of business administration ("MBA"), or another advanced degree in addition to substantial management, technical, or industry expertise. Of our total senior employee consulting staff of 406 as of January 1, 2011, approximately 113 have doctorates, and approximately 188 have MBAs or other relevant advanced degrees. We believe our financial results and reputation are directly related to the number and quality of our employee consultants.

        We are highly selective in our hiring of consultants, recruiting primarily from a select group of leading universities and degree programs, industry, and government. We believe consultants choose to work for us because of our strong reputation; the credentials, experience, and reputations of our consultants; the opportunity to work on a diverse range of matters and with renowned non-employee experts; and our collegial atmosphere where teamwork and collaboration are emphasized and valued by many clients. We use a decentralized, team hiring approach. Our training and career development program for our employee consultants focuses on three areas: mentoring, seminars, and scheduled courses. This program is designed to complement on-the-job experience and an employee's pursuit of his or her own career development. New employee consultants participate in a structured program in which they are partnered with an assigned mentor. Through our ongoing seminar program, outside speakers make presentations and conduct discussions with our employee consultants on various topics. In addition, employee consultants are expected to discuss significant projects and cases, present academic research papers or business articles, or outline new analytical techniques or marketing opportunities periodically at in-house seminars. We also provide scheduled courses designed to improve an employee's professional skills, such as written and oral presentation, marketing techniques, and business development. We also encourage our employee consultants to pursue their academic interests by writing articles for economic, business, and other journals.

        Many of our vice presidents have signed non-solicitation agreements, which generally prohibit the employee from soliciting our clients or soliciting and/or hiring our employees for one year or longer following termination of the person's employment with us. In addition, many of the stock options we have issued since 2004 contain a provision that they may only be exercised upon the execution of a non-competition agreement. We seek to align each vice president's interest with our overall interests, and many of our strongest contributors have an equity interest in us.

        We maintain a discretionary bonus program through which we grant performance-based bonuses to our officers and other employees. In fiscal 2007, our shareholders approved a performance-based cash incentive plan for executive officers that allows us to deduct certain compensation paid to executive officers that would not otherwise be deductible under Section 162(m) of the Internal Revenue Code. In addition, during fiscal 2009, we implemented a long-term incentive program for certain key employees. Under this program, participants are eligible for stock options, restricted stock units, and performance based restricted stock units. The program is designed to reward key employees and provide participants the opportunity to share in the long-term growth of our business. The Compensation Committee of our Board of Directors is responsible for approving equity compensation, approving the total bonuses to be distributed, establishing performance based goals under these programs and plans each year and determining the bonuses to be granted to our executive officers, with respect to which they can apply negative discretion. Our chief executive officer, in his discretion and in consultation with the Compensation Committee of our Board of Directors, approves the bonuses to be granted to our other employees, based on recommendations of the various leaders supervising the employees' work.

        In addition, we work closely with a select group of non-employee experts from leading universities and industry. These experts supplement the work of our employee consultants and generate business for us. In the five-week transition period ended January 1, 2011, fiscal 2010, fiscal 2009, and fiscal 2008, five of our exclusive non-employee experts were responsible for securing engagements that accounted for approximately 7%, 10%, 9%, and 11%, respectively, of our revenues in those periods. We believe these experts choose to work with us because of the interesting and challenging nature of our work, the opportunity to work with our quality-oriented consultants, and the financially rewarding nature of the work. Forty-four non-employee experts, generally comprising the more active of those with whom we work, have entered into restrictive covenant contracts, which, in some cases, include non-competition agreements, of varying lengths with us as of January 1, 2011.

        The majority of our revenues depend on the number of hours worked by our employee consultants. As a result, we experience certain seasonal effects that impact our revenue. Concurrent vacations or holidays taken by a large number of consultants can adversely impact our revenue. Historically, we have experienced lower utilization among our employee consultants during the holiday season and the summer vacation season.

Marketing and Business Development

        We rely to a significant extent on the efforts of our employee consultants, particularly our vice presidents and principals, to market our services. We encourage our employee consultants to generate new business from both existing and new clients, and we reward our employee consultants with increased compensation and promotions for obtaining new business. In pursuing new business, our consultants emphasize our institutional reputation, experience, and client service, while also promoting the expertise of the particular employees who will work on the matter. Many of our consultants have published articles in industry, business, economic, legal, and scientific journals, and have made speeches and presentations at industry conferences and seminars, which serve as a means of attracting new business and enhancing their reputations. On occasion, employee consultants work with one or more non-employee experts to market our services. In addition, in fiscal 2010, we strengthened our business development efforts by assembling an experienced business development team to ensure that the value of our litigation consulting service offerings is fully realized in the marketplace. The team is focused on deepening and broadening client relationships with law firms and general counsels, ensuring that both existing and potential clients have access to our broad array of services, as well as helping to bring the best talent to any given assignment.

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

        We derive the majority of new business from new engagements from existing clients. We have worked with leading law firms across the globe and believe we have developed a reputation among law firms as a preferred source of sophisticated economic advice for litigation and regulatory work. For our management consulting services, we also rely on referrals from existing clients, and supplement referrals with a significant amount of direct marketing to new clients through conferences, seminars, publications, presentations, and direct solicitations.

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

We depend upon key employees to generate revenue

        Our business consists primarily of the delivery of professional services, and accordingly, our success depends heavily on the efforts, abilities, business generation capabilities, and project execution capabilities of our employee consultants. In particular, our employee consultants' personal relationships with our clients are a critical element in obtaining and maintaining client engagements. If we lose the services of any employee consultant or group of employee consultants, or if our employee consultants fail to generate business or otherwise fail to perform effectively, that loss or failure could adversely affect our revenues and results of operations. Our employee consultants generated engagements that accounted for approximately 90%, 85%, 83%, and 82% of our revenues in the five-week transition period ended January 1, 2011, fiscal 2010, fiscal 2009, and fiscal 2008, respectively. Our top five employee consultants generated approximately 15% and 13% of our revenues in the five-week transition period ended January 1, 2011 and fiscal 2010, respectively, and 11% of our revenues in both fiscal 2009 and fiscal 2008.

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

Continuing deterioration of global economic conditions, global market and credit conditions, and regulatory and legislative changes affecting our clients, practice areas, competitors, or staff could have an impact on our business

        Overall global economic conditions and global market and credit conditions in the industries we service have negatively impacted the market for our services and could continue to do so. A number of factors outside of our control include the availability of credit, the costs and terms of borrowing, merger and acquisition activity, and general economic factors and business conditions. For example, the recent global economic recession has resulted in, and may continue to result in, reduced merger and acquisition activity levels.

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

Competition from other litigation, regulatory, financial, and management consulting firms could hurt our business

        The market for litigation, regulatory, financial, and management consulting services is intensely competitive, highly fragmented, and subject to rapid change. We may be unable to compete successfully with our existing competitors or with any new competitors. In general, there are few barriers to entry into our markets, and we expect to face additional competition from new entrants into the economic and management consulting industries. In the litigation, regulatory, and financial consulting markets, we compete primarily with other economic and financial consulting firms and individual academics. In the management consulting market, we compete primarily with other business and management consulting firms, specialized or industry-specific consulting firms, the consulting practices of large accounting firms, and the internal professional resources of existing and potential clients. Many of our competitors have national or international reputations as well as significantly greater personnel, financial, managerial, technical, and marketing resources than we do, which could enhance their ability to respond more quickly to technological changes, finance acquisitions, and fund internal growth. Some of our competitors also have a significantly broader geographic presence and resources than we do.

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

  •
  difficulties from fluctuations in world-wide utilization levels;

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

        We conduct a portion of our business in the Middle East. At times, turmoil in the region could interrupt our business operations in that region and slow the flow of new opportunities and proposals, which can ultimately affect our revenues and results of operations.

        If our international revenues increase relative to our total revenues, these factors could have a more pronounced effect on our operating results.

We depend on our non-employee experts

        We depend on our relationships with our exclusive non-employee experts. In the five-week transition period ended January 1, 2011, fiscal 2010, fiscal 2009, and fiscal 2008, five of our exclusive non-employee experts generated engagements that accounted for approximately 7%, 10%, 9%, and 11% of our revenues in those periods, respectively. We believe that these experts are highly regarded in their fields and that each offers a combination of knowledge, experience, and expertise that would be very difficult to replace. We also believe that we have been able to secure some engagements and attract consultants in part because we could offer the services of these experts. Most of these experts can limit their relationships with us at any time for any reason. These reasons could include affiliations with universities with policies that prohibit accepting specified engagements, the pursuit of other interests, and retirement.

        As of January 1, 2011, we had restrictive covenant contracts, which in some cases include non-competition agreements, with 44 of our non-employee experts. The limitation or termination of any of their relationships with us, or competition from any of them after these agreements expire, could harm our reputation, reduce our business opportunities and adversely affect our revenues and results of operations. The non-competition agreements that we have with some of our non-employee experts offer us only limited protection and may not be enforceable in every jurisdiction. In the event that non-employee experts leave, such clients may decide that they prefer to continue working with the non-employee expert rather than with us. In the event a non-employee expert departs and acts in a way that we believe violates their non-competition agreement, we will consider any legal remedies we may have against such person on a case-by-case basis. We may decide that preserving cooperation and a professional relationship with the former non-employee expert or client, or other concerns, outweigh the benefits of any possible legal recovery.

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

We depend on our antitrust and mergers and acquisitions consulting business

        We derive a significant amount of our revenues from engagements related to antitrust and mergers and acquisitions activities. Any substantial reduction in the number or size of our engagements in these areas could adversely affect our revenues and results of operations. Adverse changes in general economic conditions, particularly conditions influencing the merger and acquisition activity of larger companies, could adversely affect engagements in which we assist clients in proceedings before the U.S. Department of Justice, the U.S. Federal Trade Commission, and various foreign antitrust authorities. For example, the recent global economic recession has resulted in, and may continue to result in, reduced merger and acquisition activity levels. These reductions in activity level would adversely affect our revenues and results of operations.

We derive our revenues from a limited number of large engagements

        We derive a portion of our revenues from a limited number of large engagements. If we do not obtain a significant number of new large engagements each year, our business, financial condition, and results of operations could suffer. Our 10 largest engagements accounted for approximately 22%, 13%, 11%, and 12% of our revenues in five-week transition period ended January 1, 2011, fiscal 2010, fiscal 2009, and fiscal 2008, respectively. Our 10 largest clients accounted for approximately 25%, 16%, 14%, and 18% of our revenues in the five-week transition period ended January 1, 2011, fiscal 2010, fiscal 2009, and fiscal 2008, respectively. In general, the volume of work we perform for any particular client varies from year to year, and due to the specific engagement nature of our practice, a major client in one year may not hire us in the following year.

Our entry into new lines of business could adversely affect our results of operations

        If we attempt to develop new practice areas or lines of business outside our core litigation, regulatory, financial, and management consulting services, those efforts could harm our results of operations. Our efforts in new practice areas or new lines of business involve inherent risks, including risks associated with inexperience and competition from mature participants in the markets we enter. Our inexperience in these new practice areas or lines of business may result in costly decisions that could harm our business.

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

  •
  the extent to which our employee consultants or clients take holiday, vacation, and sick time, including traditional seasonality related to summer vacation and holiday schedules;

  •
  employee hiring;

  •
  the extent of revenue realization or cost overruns;

  •
  fluctuations in the results and continuity of the operations of our software subsidiary, NeuCo;

  •
  fluctuations in our provision for income taxes due to changes in income arising in various tax jurisdictions, valuation allowances, non-deductible expenses, and changes in estimates of our uncertain tax positions;

  •
  fluctuations in interest rates; and

  •
  collectability of receivables and unbilled work in process.

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

Fluctuations in the types of service contracts we enter into may adversely impact revenue and results of operations

        We derive a portion of our revenues from fixed-price contracts. We derived 25.6%, 20.5%, 12.4%, and 8.3% of revenues from fixed-price engagements in the five-week transition period ended January 1, 2011, fiscal 2010, fiscal 2009, and fiscal 2008, respectively. These contracts are more common in our management consulting area, and would likely grow in number with any expansion of that area. Fluctuations in our mix between time-and-material or fixed-price contracts or arrangements with fees tied to performance-based criteria, may result in fluctuations of revenue and results of operations. In addition, if we fail to estimate accurately the resources required for a fixed-price project or fail to satisfy our contractual obligations in a manner consistent with the project budget, we might generate a smaller profit or incur a loss on the project. On occasion, we have had to commit unanticipated additional resources to complete projects, and we may have to take similar action in the future, which could adversely affect our revenues and results of operations.

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

The market price of our common stock may be volatile

        The market price of our common stock has fluctuated widely and may continue to do so. For example, from November 29, 2009, to November 27, 2010, the trading price of our common stock ranged from a high of $28.88 per share to a low of $14.98 per share. Many factors could cause the market price of our common stock to rise and fall. Some of these factors are:

  •
  variations in our quarterly results of operations;

  •
  the hiring or departure of key personnel or non-employee experts;

  •
  changes in our professional reputation;

  •
  the introduction of new services by us or our competitors;

  •
  acquisitions or strategic alliances involving us or our competitors;

  •
  changes in accounting principles or methods;

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

We may need to take material write-offs for the impairment of goodwill and other intangible assets, including if our market capitalization declines

        As further described in Note 1 of our Notes to Consolidated Financial Statements, goodwill and intangible assets with indefinite lives are monitored annually for impairment, or more frequently, if there are indicators of impairment. In performing the first step of the goodwill impairment testing and measurement process, we compare our entity-wide estimated fair value to net book value to identify potential impairment. We estimate the entity-wide fair value utilizing our market capitalization, plus an appropriate control premium. We have utilized a control premium which considers appropriate industry, market and other pertinent factors, including indications of such premiums from data on recent acquisition transactions. If we determine through the impairment evaluation process that goodwill has been impaired, we would record the impairment charge in our consolidated statement of operations. Uncertainty in the financial markets and weakness in macroeconomic conditions globally contributed to fluctuations in our stock price during fiscal 2010. If our market capitalization plus an estimated control premium is below our carrying value for a period we consider to be other-than-temporary, we may be required to record an impairment of our goodwill either as a result of our annual assessment that we conduct in the fourth quarter of each fiscal year, or in a future quarter if an indication of potential impairment is evident. A non-cash goodwill impairment charge would have the affect of decreasing our earnings or increasing our losses in such period. If we are required to take a substantial impairment charge, our operating results would be materially adversely affected in such period.

        During the five weeks ended January 1, 2011, in connection with the sale of our Asia-Pacific based Energy practice, we recorded a charge of approximately $39,000 related to the write-off of goodwill. In fiscal 2010 and fiscal 2009, in connection with the sale of select practice areas, we recorded charges of $0.3 million and $0.1 million, respectively, related to the write-off of goodwill. In fiscal 2008, in connection with the sale of certain assets in Australia, we recorded charges of approximately $1.4 million related to the write-off of goodwill and intangible assets.

Our engagements may result in professional liability and we may be subject to other litigation, claims or assessments

        Our services typically involve difficult analytical assignments and carry risks of professional and other liability. Many of our engagements involve matters that could have a severe impact on a client's business, cause the client to lose significant amounts of money, or prevent the client from pursuing desirable business opportunities. Accordingly, if a client is dissatisfied with our performance, the client could threaten or bring litigation in order to recover damages or to contest its obligation to pay our fees. Litigation alleging that we performed negligently, disclosed client confidential information, or otherwise breached our obligations to the client could expose us to significant liabilities to our clients and other third parties and tarnish our reputation.

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

Our debt obligations may adversely impact our financial performance

        In 2004, we issued a total of $90.0 million of 2.875% convertible senior subordinated debentures due in 2034. We had previously operated with little or no debt, and our previous payments of interest had not been material. The interest we are required to pay on these debentures reduces our net income each year and will continue to do so until the debentures are no longer outstanding. The terms of the debentures also include provisions that could accelerate our obligation to repay all amounts outstanding under the debentures if certain events happen, such as our failure to pay interest in a timely manner, failure to pay principal upon redemption or repurchase, failure to deliver cash, shares of common stock, or other property upon conversion and other specified events of default. In addition, on June 15, 2011, June 15, 2014, June 15, 2019, June 15, 2024 and June 15, 2029, or following specified fundamental changes, holders of the debentures may require us to repurchase their debentures for cash. Due to the potential redemption of the debentures as early as June 2011, during the third quarter of fiscal 2010, we reclassified the outstanding amount of debentures from a non-current liability to a current liability. On December 14, 2004, we irrevocably elected to settle with cash 100% of the principal amount of the debentures upon conversion thereof, and holders of the debentures may convert them if our stock price exceeds $50 per share for at least 20 out of the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. The market price conversion trigger was not met during the fourth quarter of fiscal 2010 or the five weeks ended January 1, 2011. Therefore, holders of the debentures were not able to exercise their right to convert the bonds during the five-week transition period ended January 1, 2011 and will not be able to exercise these rights in the first quarter of fiscal 2011. This test is repeated each fiscal quarter. To date, no holders have exercised their right to convert the bonds. However, during fiscal 2010, fiscal 2009, and fiscal 2008, we repurchased convertible debentures in the principal amount of $40.7 million, $17.3 million, and $10.2 million, respectively, on the open market. As of January 1, 2011, the principal amount of the convertible debentures totaled $21.9 million.

        We have a revolving line of credit for $60.0 million to mitigate the potential liquidity risk and to provide funding if required in the event of conversion by the debenture holders. We intend to use the amounts available under our bank revolving line of credit, current cash balances, and cash generated from operations in the event debenture holders exercise their rights to convert. The amounts available under our bank revolving line of credit are constrained by various financial covenants and reduced by certain letters of credit outstanding. Our loan agreement will mature on April 30, 2014. The degree to which we are leveraged could adversely affect our ability to obtain further financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to secure short-term and long-term debt or equity financing in the future will depend on several factors, including our future profitability, the levels of our debt and equity, restrictions under our existing revolving line of credit, and the overall credit and equity market environments.

Our reported earnings per share may be more volatile because of the accounting standards, rules, and regulations as they relate to our convertible senior subordinated debentures

        Holders of our 2.875% convertible senior subordinated debentures due in 2034 may convert the debentures only under certain circumstances, including certain stock price-related conversion contingencies. As further described in Note 10 of our Notes to Consolidated Financial Statements, we determine the effect of the debentures on earnings per share under the treasury stock method of accounting. The treasury stock method of accounting allows us to report dilution only when our average stock price per share for the reporting period exceeds the $40 conversion price and only to the extent of the additional shares we may be required to issue in the event our conversion obligation exceeds the principal amount of the debentures converted. Accordingly, fluctuations in our stock price could cause fluctuations in our reported diluted earnings per share.

        Accounting Standards Codification ("ASC") Topic 470-20, "Debt", applies to any convertible debt instrument that may be settled in whole or in part with cash upon conversion, including our 2.875% debentures. Under ASC Topic 470-20, we are required to recognize non-cash interest expense on our convertible senior subordinated debentures based on the market rate for similar debt instruments without the conversion feature. Under ASC Topic 470-20, in the five weeks ended January 1, 2011, fiscal 2010, fiscal 2009, and fiscal 2008, we recorded incremental non-cash interest expense of approximately $50,000, $1.2 million, $1.5 million, and $1.8 million, respectively. These amounts include the impact of any repurchases completed during these periods.

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

Item 1B—Unresolved Staff Comments

        Not applicable.

Item 2—Properties

        In the aggregate, as of January 1, 2011, we lease approximately 410,406 square feet of office space in locations around the world. Of this total, we have subleased to other companies approximately 106,285 square feet of our office space and 9,808 square feet is leased by NeuCo. During fiscal 2010, we reduced office space in Boston, Massachusetts, Chicago, Illinois, Houston, Texas and the District of Columbia, in order to more closely align office space with consultant staffing levels and reduce operating expenses. In addition, during the five weeks ended January 1, 2011, we sold our Asia-Pacific based Energy practice and the lease for our Hong Kong space was assumed by the purchaser. Our NeuCo subsidiary has also reduced its office space by approximately 18,226 square feet since fiscal 2009.

        All of our offices are electronically linked and have access to our core consulting tools. We believe our existing facilities are adequate to meet our current requirements and that suitable space will be available as needed.

Item 3—Legal Proceedings

        None.

Item 4—(Removed and Reserved)

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

Fiscal Year Ended November 28, 2009	High	Low
November 30, 2008 to February 20, 2009	$29.52	$20.43
February 21, 2009 to May 15, 2009	$24.16	$16.77
May 16, 2009 to September 4, 2009	$31.47	$22.28
September 5, 2009 to November 28, 2009	$28.55	$20.67

Fiscal Year Ended November 27, 2010	High	Low
November 29, 2009 to February 19, 2010	$28.40	$23.87
February 20, 2010 to May 14, 2010	$28.88	$19.70
May 15, 2010 to September 3, 2010	$24.39	$14.98
September 4, 2010 to November 27, 2010	$21.75	$15.99

Transition Period ended January 1, 2011	High	Low
November 28, 2010 to January 1, 2011	$25.01	$21.12

        Shareholders.    We had approximately 155 holders of record of our common stock as of February 3, 2011. This number does not include shareholders for whom shares were held in a "nominee" or "street" name.

        Dividends.    We have not paid any cash dividends in the past and we do not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of our bank line of credit place restrictions on our ability to pay cash dividends on our common stock.

        Repurchases of Equity Securities.    The following table provides information about our repurchases of shares of our common stock and our convertible debentures during the twelve weeks ended November 27, 2010 and the five weeks ended January 1, 2011. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock or convertible debentures and, accordingly, we do not have any purchases by any affiliate or other person (if any) that are reportable in the following table. For purposes of this table, we have divided the twelve weeks ended November 27, 2010 into three periods.

 Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
September 4, 2010, to October 1, 2010	—		—		—	5,255 shares plus $5,000,000
October 2, 2010, to October 29, 2010	19,833 shares	(1)(2)	$19.23 per share	(1)(2)	13,988	$4,832,775
October 30, 2010, to November 27, 2010	1,409 shares	(3)	$19.95 per share	(3)
	$25,650,000 principal amount of convertible debentures	(4)	$0.99 per $1.00 principal amount	(4)	—	$4,832,775
November 28, 2010 to January 1, 2011	—		—		—	$4,832,775

(1)
On June 14, 2007, we issued a press release announcing that our Board of Directors approved the repurchase from time to time of up to 1,500,000 shares of our common stock, of which 1,494,745 shares of common stock were purchased prior to the fourth quarter of fiscal 2010. During the four weeks ended October 29, 2010, we repurchased the remaining 5,255 shares authorized under this plan for an average share price of $19.64. On July 6, 2010, we issued a press release announcing that our Board of Directors had approved an expanded repurchase program of up to $5 million of our common stock, in addition to the currently existing share repurchase program. During the four weeks ended October 29, 2010, we purchased 8,733 shares authorized under this plan for an average share price of $19.15.

(2)
During the four weeks ended October 29, 2010, we accepted 5,845 shares of our common stock as a tax withholding from certain of our employees, in connection with the vesting of restricted shares that occurred during the indicated period, pursuant to the terms of our 2006 equity incentive plan, at an average share price of $18.99.

(3)
During the four weeks ended November 27, 2010, we accepted 1,409 shares of our common stock as a tax withholding from certain of our employees, in connection with the vesting of restricted shares that occurred during the indicated period, pursuant to the terms of our 2006 equity incentive plan, at an average share price of $19.95.

(4)
During the four weeks ended November 27, 2010, we repurchased convertible debentures in the principal amount of $25.7 million, on the open market, for $25.5 million. In addition, when the convertible debentures were repurchased, we paid accrued interest through the purchase date of approximately $0.3 million.

        Shareholder Return Performance Graph.    The graph below compares the cumulative 5-year total return of holders of our common stock with the cumulative total returns of the NASDAQ Composite index, and a customized peer group of five companies that includes: Duff & Phelps Corp., FTI Consulting Inc, Huron Consulting Group Inc., LECG Corp. and Navigant Consulting Inc. The graph tracks the performance of a $100 investment in our common stock, in the peer group, and the index (with the reinvestment of all dividends) from November 26, 2005 to January 1, 2011. We paid no cash dividends during the period shown. The performance of the market index and the peer group indices is shown on a total return (dividends reinvested) basis. The inclusion of Duff & Phelps Corp. in the peer group begins with the date of its initial public offering on September 28, 2007.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among CRA International, Inc., the NASDAQ Composite Index
and a Peer Group

	11/26/05	11/25/06	11/24/07	11/29/08	11/28/09	11/27/10	1/1/11
CRA International, Inc.	100.00	114.07	102.71	63.34	52.98	46.86	51.37
NASDAQ Composite	100.00	111.04	123.68	70.76	100.57	117.42	124.78
Peer Group	100.00	105.54	152.17	133.49	99.50	77.96	85.01

        The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6—Selected Financial Data

        The following selected consolidated financial data as of the five weeks ended January 1, 2011, and for each of the fiscal years in the five-year period ended November 27, 2010, has been derived from our audited consolidated financial statements. The following selected consolidated financial data as of the five weeks ended January 2, 2010 has been derived from our unaudited consolidated financial statements.

	Transition Period January 1, 2011 (5 weeks)		Fiscal Year Ended
		January 2, 2010 (5 weeks)	November 27, 2010 (52 weeks)	November 28, 2009(3) (52 weeks)	November 29, 2008(3) (53 weeks)	November 24, 2007(3) (52 weeks)	November 25, 2006(3) (52 weeks)
	(audited)	(unaudited)	(audited)	(audited)	(audited)	(audited)	(audited)
	(In thousands, except per share data)
Consolidated Statements of Operations Data(1):
Revenues	$22,250	$20,360	$287,424	$301,639	$376,751	$394,645	$349,894
Costs of services	16,400	15,009	197,140	199,861	251,263	248,514	218,745

Gross profit	5,850	5,351	90,284	101,778	125,488	146,131	131,149
Selling, general and administrative expenses	6,144	6,390	73,900	76,124	92,797	90,079	75,432
Depreciation and amortization	506	451	5,983	8,521	12,699	9,782	9,113

Income (loss) from operations	(800)	(1,490)	10,401	17,133	19,992	46,270	46,604
Interest income	29	30	361	451	3,132	5,514	5,089
Interest expense	(147)	(396)	(3,356)	(4,381)	(5,252)	(4,998)	(5,010)
Gain (loss) on extinguishment of convertible debentures	—	—	(669)	(134)	448	—	—
Other income (expense)	(28)	60	(504)	44	1,444	(441)	(203)

Income (loss) before benefit (provision) for income taxes, equity method investment gain (loss), and cumulative effect of accounting change, net of tax	(946)	(1,796)	6,233	13,113	19,764	46,345	46,480
Benefit (provision) for income taxes	288	1,232	(4,273)	(7,422)	(13,251)	(17,954)	(19,946)

Income (loss) before equity method investment gain (loss) and cumulative effect of accounting change, net of tax	(658)	(564)	1,960	5,691	6,513	28,391	26,534
Equity method investment gain (loss), net of tax	—	—	—	—	(363)	1,794	(529)
Cumulative effect of accounting change, net of tax	—	—	—	—	—	—	(398)

Net income (loss)	(658)	(564)	1,960	5,691	6,150	30,185	25,607
Net loss attributable to noncontrolling interest, net of tax	32	206	626	617	36	—	141

Net income (loss) attributable to CRA International, Inc.:	$(626)	$(358)	$2,586	$6,308	$6,186	$30,185	$25,748

Net income (loss) per share(2):
Basic	$(0.06)	$(0.03)	$0.24	$0.59	$0.58	$2.69	$2.26

Diluted	$(0.06)	$(0.03)	$0.24	$0.59	$0.57	$2.48	$2.10

Weighted average number of shares outstanding(2):
Basic	10,567	10,639	10,643	10,608	10,610	11,220	11,418

Diluted	10,567	10,639	10,773	10,718	10,904	12,149	12,272

			Fiscal Year Ended
	Transition Period January 1, 2011
		January 2, 2010	November 27, 2010	November 28, 2009(3)	November 29, 2008(3)	November 24, 2007(3)	November 25, 2006(3)
	(audited)	(unaudited)	(audited)	(audited)	(audited)	(audited)	(audited)
	(In thousands)
Consolidated Balance Sheet Data(1):
Working capital	$100,533	$144,972	$99,353	$147,195	$143,097	$150,785	$158,676
Total assets	367,365	408,363	373,699	422,111	444,515	451,431	446,149
Total long-term debt	2,069	62,821	2,211	62,694	77,948	83,018	78,284
Total shareholders' equity	255,424	254,257	256,420	255,715	238,968	252,703	252,814

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

(2)
Basic net income (loss) per share represents net income divided by the weighted average shares of common stock outstanding during the period. Diluted net income (loss) per share represents net income divided by the weighted average shares of common stock and common stock equivalents outstanding during the period, if applicable. Weighted average shares used in diluted net income per share include common stock equivalents arising from stock options, unvested restricted stock, and shares underlying our debentures using the treasury stock method. All common stock equivalents are excluded in the five weeks ended January 1, 2011 and January 2, 2010 because they are antidilutive.

(3)
During the first quarter of fiscal 2010, we adopted two accounting standards for: (1) noncontrolling interests disclosures and (2) convertible debt instruments that allow for either mandatory or optional cash settlements. These standards required retrospective adjustments to prior period financial statements to conform to current accounting treatment.

Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are a worldwide leading economic, financial, and management consulting firm that applies advanced analytic techniques and in-depth industry knowledge to complex engagements for a broad range of clients.

        We derive revenues principally from professional services rendered by our employee consultants. In most instances, we charge clients on a time-and-materials basis and recognize revenues in the period when we provide our services. We charge consultants' time at hourly rates, which vary from consultant to consultant depending on a consultant's position, experience, expertise, and other factors. We derive a portion of our revenues from fixed-price contracts. Revenues from fixed-price engagements are recognized using a proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. We derived 25.6%, 20.5%, 12.4%, and 8.3% of our revenues from fixed-price engagements in the five-week transition period ended January 1, 2011, fiscal 2010, fiscal 2009, and fiscal 2008, respectively. We generate substantially all of our professional services fees from the work of our own employee consultants and a portion from the work of our non-employee experts. Factors that affect our professional services revenues include the number and scope of client engagements, the number of consultants we employ, the consultants' billing rates, and the number of hours our consultants work. Revenues also include reimbursements, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses.

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

Recent Events

        On December 17, 2010, our Board of Directors approved a change in our fiscal year end from the last Saturday in November to the Saturday nearest December 31 of each year. The fiscal year change was effective beginning with our 2011 fiscal year, which began January 2, 2011 and will end December 31, 2011. As a result of the change, we had a five-week transition period which began November 28, 2010 and ended January 1, 2011. The audited results of the five-week transition period are presented herein. The fiscal year change was not effective until after the completion of our 2010 fiscal year. The prior year comparative financial and other information reported in the financial statements herein continues to be presented based on our prior fiscal year end calendar. For comparative analysis purposes, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented herein compares the audited results for the five-week transition period ended January 1, 2011, to the unaudited results for the five-week comparative period ended January 2, 2010.

        CRA's fiscal years that ended on the last Saturday in November periodically contained 53 weeks rather than 52 weeks. Fiscal 2010 and fiscal 2009 were 52-week years and fiscal 2008 was a 53-week year.

Basis of Presentation

        During the first quarter of fiscal 2010, we adopted two accounting standards for: (1) noncontrolling interests disclosures and (2) convertible debt instruments that allow for either mandatory or optional cash settlements. These standards required retrospective adjustments to prior period financial statements to conform to current accounting treatment.

        In December 2007, the FASB issued guidance included in ASC Topic 810, "Consolidation" (formerly Statements of Financial Accounting Standards No. 160). ASC Topic 810 establishes accounting and reporting standards for noncontrolling interests (previously referred to as "minority interests") in a subsidiary and for the deconsolidation of a subsidiary, to ensure consistency with the requirements of ASC Topic 805, "Business Combinations." ASC Topic 810 states that noncontrolling interests should be classified as a separate component of equity, and establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. Upon adoption, certain prior period amounts have been reclassified to conform to the current period financial statement presentation, including the reclassification of $1.6 million to shareholders' equity from non-current liabilities as of fiscal 2009.

        In May 2008, the FASB issued guidance included in ASC Topic 470-20, "Debt" (formerly FASB Staff Position No. Accounting Principles Board Opinion 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)"), which changes the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. Under ASC Topic 470-20, we are required to recognize non-cash interest expense on our convertible senior subordinated debentures based on the market rate for similar debt instruments without the conversion feature. Upon retroactive adoption of ASC 470-20, we recorded cumulative after tax adjustments for prior years of $6.4 million and $4.9 million, which represented a non-cash decrease in retained earnings as of November 28, 2009 and November 29, 2008, respectively. Also, the carrying amount of the convertible debentures was retroactively adjusted to reflect a discount of approximately $12.6 million and a reduction of deferred financing costs by approximately $0.5 million, with offsetting increases in common stock of approximately $6.9 million and deferred tax liability of $5.2 million as of the date of issuance.

Economic Conditions

        Our business has been adversely affected by the recent global economic recession. We continue to focus on business development and client-facing activities, including recruiting senior-level consultants. However, in order to more closely align our costs and staffing levels with our revenue, some actions were required. These actions were carefully targeted so as not to jeopardize longer-term growth prospects in both our core and emerging practices. These actions were designed to reduce costs and improve profitability. We completed a series of initiatives during the five weeks ended January 1, 2011, fiscal 2010, fiscal 2009 and fiscal 2008. These initiatives included reducing our workforce, consolidating, reducing, moving, or closing some of our offices, divesting some of our underperforming practices, and eliminating other expenses based on an evaluation of our current administrative practices and infrastructure. For additional information on these initiatives, refer to Note 18 in the Notes to Consolidated Financial Statements.

Utilization and Seasonality

        We derive the majority of our revenues from the number of hours worked by our employee consultants. Our utilization of those employee consultants is one key indicator that we use to measure our operating performance. We calculate utilization by dividing the total hours worked by our employee consultants on engagements during the measurement period by the total number of hours that our employee consultants were available to work during that period. Utilization was 67% for the five weeks ended January 1, 2011 and 61% for the five weeks ended January 2, 2010. Utilization was 67% for fiscal 2010, 69% for fiscal 2009, and 71% for fiscal 2008.

        We experience certain seasonal effects that impact our revenue. Concurrent vacations or holidays taken by a large number of consultants can adversely impact our revenue. Historically, we have experienced lower utilization in the first quarter, which included the holiday season, and in the third quarter, which was a 16-week period, and included the summer vacation season for most of our offices. The five-week transition period ended January 1, 2011 also includes the holiday season.

Acquisitions and International Operations

        On June 9, 2009, we acquired substantially all of the assets of Marakon Associates, a leading strategy consulting firm known for pioneering value-based management. Under the terms of the transaction, we acquired substantially all of the assets of Marakon Associates, including certain intangible assets, accounts receivable, and all client projects underway at the time. As a result of this acquisition, we added 48 employee consultants, who are based in our London, Chicago, and New York offices. The acquisition was not material.

        Revenues outside of the U.S. accounted for 23.5%, 26.5%, 25.6%, and 22.0% of our total revenues in the five-week transition period ended January 1, 2011, fiscal 2010, fiscal 2009, and fiscal 2008, respectively. Revenue and long-lived assets by country is detailed in Note 13 to our Notes to Consolidated Financial Statements.

Noncontrolling Interest

        For the majority of fiscal 2008, our interest in NeuCo was 36.4%. As such, we accounted for our investment in NeuCo under the equity method of accounting. During the fourth quarter of fiscal 2008, NeuCo acquired 100% of Rio Tinto Energy America Services Company's investment in NeuCo. As a result of this transaction, our ownership interest in NeuCo increased to 49.15%, and combined with our officers holding three Board of Director seats and other considerations, our ownership constituted control under U.S. GAAP. During the second quarter of fiscal 2010, NeuCo acquired $0.9 million of its outstanding shares. As a result of this transaction our ownership interest in NeuCo increased from 49.15% to 55.89%. Since October of fiscal 2008, NeuCo's financial results have been consolidated with ours and the portion of NeuCo's results allocable to its other owners is shown as "noncontrolling interest." The increase in our ownership in NeuCo during the second quarter of fiscal 2010 was accounted for as an adjustment to shareholders' equity.

        NeuCo's revenues included in our consolidated statement of operations for the five-week transition period ended January 1, 2011, fiscal 2010, fiscal 2009, and fiscal 2008 totaled approximately $0.4 million, $6.4 million, $8.9 million, and $0.8 million, respectively. NeuCo's net loss included in our consolidated statement of operations for the five-week transition period ended January 1, 2011, fiscal 2010, fiscal 2009, and fiscal 2008 totaled approximately $0.1 million, $1.3 million, $1.5 million, and $0.1 million, respectively. NeuCo's net loss, net of amounts allocable to its other owners, included in our consolidated statements of operations for the five-week transition period ended January 1, 2011, fiscal 2010, fiscal 2009, and fiscal 2008 totaled $39,000, $0.7 million, $0.8 million, and $0.4 million, respectively.

Critical Accounting Policies

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosure of contingent assets and liabilities. Estimates in these consolidated financial statements include, but are not limited to, accounts receivable allowances, revenue recognition on fixed price contracts, depreciation of property and equipment, share-based compensation, valuation of acquired intangible assets, impairment of long lived assets, goodwill, accrued and deferred income taxes, valuation allowances on deferred tax assets, accrued compensation, accrued exit costs, and other accrued expenses. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if our assumptions based on past experience or our other assumptions do not turn out to be substantially accurate.

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

        Most of our revenue is derived from time-and-materials service contracts. Revenues from time-and-materials service contracts are recognized as the services are provided based upon hours worked and contractually agreed-upon hourly rates, as well as indirect fees based upon hours worked.

        Revenues from the majority of our fixed-price engagements are recognized on a proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. We derived 25.6%, 20.5%, 12.4%, and 8.3% of revenues from fixed-price engagements in the five-week transition period ended January 1, 2011, fiscal 2010, fiscal 2009, and fiscal 2008, respectively. Project costs are based on the direct salary of the consultants on the engagement plus all direct expenses incurred to complete the engagement that are not reimbursed by the client. The proportional performance method is used since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and terms set forth in the contract, and are indicative of the level of benefit provided to our clients. Fixed-price contracts generally include a termination provision that converts the agreement to a time-and-materials contract in the event of termination of the contract. Our management maintains contact with project managers to discuss the status of the projects and, for fixed-price engagements, management is updated on the budgeted costs and resources required to complete the project. These budgets are then used to calculate revenue recognition and to estimate the anticipated income or loss on the project. In the past, we have occasionally been required to commit unanticipated additional resources to complete projects, which have resulted in lower than anticipated income or losses on those contracts. We may experience similar situations in the future. Provisions for estimated losses on contracts are made during the period in which such losses become probable and can be reasonably estimated. To date, such losses have not been significant.

        Revenues also include reimbursements, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. Reimbursable expenses are as follows (in thousands):

	Transition Period	Year Ended
	January 1, 2011 (5 weeks)	November 27, 2010 (52 weeks)	November 28, 2009 (52 weeks)	November 29, 2008 (53 weeks)
Reimbursable expenses	$2,936	$37,585	$43,961	$48,739

        Our normal payment terms are 30 days from invoice date. For the five-week transition period ended January 1, 2011, fiscal 2010, fiscal 2009, and fiscal 2008, our average days sales outstanding (DSOs) at the end of the period were 93 days, 101 days, 97 days, 98 days, respectively. We calculate DSOs by dividing the sum of our accounts receivable and unbilled services balance, net of deferred revenue, at the end of the period by average daily revenues. Average daily revenues are calculated by dividing period revenues by the number of days in the period. Our project managers and finance personnel monitor payments from our clients and assess any collection issues. We maintain accounts receivable allowances for estimated losses resulting from the inability of our clients to make required payments. We base our estimates on our historical collection experience, current trends, and credit policy. In determining these estimates, we examine historical write-offs of our receivables and review client accounts to identify any specific customer collection issues. If the financial condition of our customers were to deteriorate or disputes were to arise regarding the services provided, resulting in an impairment of their ability or intent to make payment, additional allowances may be required. A failure to estimate accurately the accounts receivable allowances and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition, and results of operations. As of January 1, 2011, November 27, 2010, and November 28, 2009, $7.0 million, $6.9 million, and $6.8 million, was provided for accounts receivable allowances, respectively.

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

        In accordance with ASC Topic 350, "Intangibles-Goodwill and Other," goodwill and intangible assets with indefinite lives are not subject to amortization, but are monitored annually for impairment, or more frequently, as necessary. For our goodwill impairment analysis, we operate under one reporting unit. Under ASC Topic 350, in performing the first step of the goodwill impairment testing and measurement process, we compare our entity-wide estimated fair value to net book value to identify potential impairment. We estimate the entity-wide fair value utilizing our market capitalization, plus an appropriate control premium. Market capitalization is determined by multiplying the shares outstanding on the assessment date by the average market price of our common stock over a reasonable period of time based upon management's judgment. We have utilized a control premium which considers appropriate industry, market and other pertinent factors, including indications of such premiums from data on recent acquisition transactions. If the fair value of the reporting unit is less than the book value, the second step is performed to determine if goodwill is impaired. If we determine through the impairment evaluation process that goodwill has been impaired, we would record the impairment charge in our consolidated statement of operations.

        The net amount of goodwill was approximately $140.7 million as of January 1, 2011. The goodwill amount for acquisitions is initially recorded based upon a preliminary estimated purchase price allocation and is subject to change. Any preliminary purchase price allocation is based upon our estimate of fair value, and is finalized as we receive other information relevant to the acquisition.

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

        If we were to determine that an impairment evaluation is required, we would review the expected future undiscounted cash flows to be generated by the assets. If we determine that the carrying value of intangible assets may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. The net amount of intangible assets was approximately $3.1 million as of January 1, 2011.

        During the five-week transition period ended January 1, 2011, in connection with the sale of our Asia-Pacific based Energy practice, we recorded a charge of approximately $39,000 related to the write-off of goodwill. In fiscal 2010 and fiscal 2009, in connection with the sale of select practice areas, we recorded charges of $0.3 million and $0.1 million, respectively, related to the write-off of goodwill. In connection with the sale of certain assets in Australia, fiscal 2008 included approximately $1.4 million in charges related to the write-off of goodwill and intangible assets.

        Uncertainty in the financial markets and weakness in macroeconomic conditions globally contributed to fluctuations in our stock price during fiscal 2010. If our market capitalization plus an estimated control premium is below the carrying value for a period we consider to be other-than-temporary, we may be required to record an impairment of goodwill either as a result of our annual assessment or in a future quarter if an indication of potential impairment is evident. A non-cash goodwill impairment charge would have the affect of decreasing our earnings in such period. If we are required to take a substantial impairment charge, our operating results would be materially adversely affected in such period.

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

        Our financial statements contain certain deferred tax assets and liabilities that result from temporary differences between book and tax accounting, as well as net operating loss carryforwards. ASC Topic 740, "Income Taxes," requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The decision to record a valuation allowance requires varying degrees of judgment based upon the nature of the item giving rise to the deferred tax asset. As a result of operating losses incurred in certain of our foreign subsidiaries, and uncertainty as to the extent and timing of profitability in future periods, we recorded valuation allowances in these foreign subsidiaries based on the facts and circumstances affecting each subsidiary. Furthermore, during fiscal 2009, we recorded a deferred tax asset for foreign tax credit carryforwards resulting from the election to credit foreign taxes on our fiscal 2008 U.S. tax return. This carryforward was substantially offset by a valuation allowance, since the future utilization of these credits is uncertain. Had we not recorded these allowances of approximately $0.1 million, $2.2 million, and $1.7 million in the five-week transition period ended January 1, 2011, fiscal 2010, and fiscal 2009, respectively, we would have reported a lower effective tax rate than that recognized in our statements of operations in the transition period, fiscal 2010, and fiscal 2009. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination was made. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is possible that changes in these estimates in the near term could materially affect our financial condition and results of operations.

        Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state, or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs, uncertain tax positions, and expenses by jurisdiction, and as a result of acquisitions or dispositions.

        The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several different tax jurisdictions. We are periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, we record estimated reserves for probable exposures. Based on our evaluation of current tax positions, we believe we have appropriately accrued for probable exposures. The number of years with open tax audits varies depending on the tax jurisdiction. Our major taxing jurisdiction is the United States. We are no longer subject to U.S. federal examinations by the Internal Revenue Service for years before fiscal 2007. In fiscal 2010, the Internal Revenue Service examined our fiscal 2007 U.S. federal tax return. This examination was concluded with no change in taxable income. During fiscal 2010, the HM Revenue and Customs reviewed our UK subsidiary's fiscal 2006 and fiscal 2007 corporate tax returns. The examination has not been formally concluded, however, we do not anticipate that proposed adjustments will have a material impact on our financial position or results of operations.

Results of Operations

        The following table provides operating information as a percentage of revenues for the periods indicated:

			Fiscal Year Ended
	January 1, 2011 (5 weeks)	January 2, 2010 (5 weeks)	November 27, 2010 (52 weeks)	November 28, 2009 (52 weeks) (As adjusted)	November 29, 2008 (53 weeks) (As adjusted)
	(audited)	(unaudited)	(audited)	(audited)	(audited)
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Costs of services	73.7	73.7	68.6	66.3	66.7

Gross profit	26.3	26.3	31.4	33.7	33.3
Selling, general and administrative expenses	27.6	31.4	25.7	25.2	24.6
Depreciation and amortization	2.3	2.2	2.1	2.8	3.4

Income (loss) from operations	(3.6)	(7.3)	3.6	5.7	5.3
Interest income	0.1	0.1	0.1	0.1	0.8
Interest expense	(0.7)	(1.9)	(1.1)	(1.5)	(1.4)
Gain (loss) on extinguishment of convertible debentures	—	—	(0.2)	—	0.1
Other income (expense)	(0.1)	0.3	(0.2)	—	0.4

Income (loss) before benefit (provision) for income taxes and equity investment loss	(4.3)	(8.8)	2.2	4.3	5.2
Benefit (provision) for income taxes	1.3	6.0	(1.5)	(2.4)	(3.5)

Income (loss) before equity method investment loss	(3.0)	(2.8)	0.7	1.9	1.7
Equity method investment loss, net of tax	—	—	—	—	(0.1)

Net income (loss)	(3.0)	(2.8)	0.7	1.9	1.6
Net loss attributable to noncontrolling interest, net of tax	0.2	1.0	0.2	0.2	—

Net income (loss) attributable to CRA International, Inc.	(2.8)%	(1.8)%	0.9%	2.1%	1.6%

Audited Five Weeks Ended January 1, 2011 Compared to Unaudited Five Weeks Ended January 2, 2010

        On December 17, 2010, our Board of Directors approved a change in our fiscal year end from the last Saturday in November to the Saturday nearest December 31 of each year. The fiscal year change was effective beginning with our 2011 fiscal year that began January 2, 2011 and will end December 31, 2011. As a result of this change, we had a five week transition period which began November 28, 2010 and ended January 1, 2011. The discussion below compares the audited results for the five-week transition period ended January 1, 2011 to the unaudited results for the five-week comparative period ended January 2, 2010. These two comparative periods each include two weeks with major holidays and resultant employee consultant vacation time. Accordingly, revenue for the five-week periods is not representative of five average weeks from a full fiscal cycle. Moreover, expenses such as compensation, occupancy costs and many other costs continue on a level basis, which impacted performance in both periods.

        Revenues.    Revenues for the five weeks ended January 1, 2011, increased by $1.9 million, or 9.3%, to $22.3 million, from $20.4 million for the five weeks ended January 2, 2010. Included in revenues are $0.4 million and $0.6 million for the five weeks ended January 1, 2011 and January 2, 2010, respectively, due to the consolidation of NeuCo. The increase in revenue was a result of continuing improvements in activity within our litigation, regulatory and financial consulting and management consulting areas, evidenced by an increase in our utilization from 61% for the five weeks ended January 2, 2010 to 67% in the five-week transition period ended January 1, 2011. Despite this utilization increase, these comparative periods represent weak operating periods for us due to the holiday season and disproportionate levels of vacation. Therefore, utilization in these periods tends to be lower than utilization typically experienced during other periods.

        Cost of Services.    Cost of services increased by $1.4 million, or 9.3%, to $16.4 million for the five weeks ended January 1, 2011, from $15.0 million for the five weeks ended January 2, 2010. Included in costs of services are $0.1 million and $0.2 million in the five weeks ended January 1, 2011, and January 2, 2010, respectively, due to the consolidation of NeuCo. The increase in cost of services is due to increased compensation-related costs and an increase in client reimbursable expenses in the comparable periods.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased by $0.2 million, or 3.8%, to $6.1 million for the five weeks ended January 1, 2011, from $6.4 million for the five weeks ended January 2, 2010. Included in selling, general and administrative expenses are $0.4 million and $0.6 million in the five weeks ended January 1, 2011, and January 2, 2010, respectively, due to the consolidation of NeuCo. The decrease in selling, general, and administrative expenses is due primarily to our cost cutting efforts during fiscal 2010.

        Interest and other income (expense).    Interest and other expense decreased $0.2 million, or 52.3%, to $0.1 million for the five weeks ended January 1, 2011, from $0.3 million for the five weeks ended January 2, 2010, primarily due to the lower principal balance outstanding on our convertible debt in the five weeks ended January 1, 2011 as compared to the five weeks ended January 2, 2010. Included in the five weeks ended January 1, 2011 are $0.1 million in costs related to the sale of our Asia-Pacific based Energy practice.

        Provision for Income Taxes.    For the five weeks ended January 1, 2011, our effective tax rate was a benefit of 30.4% and lower than statutory rates due to foreign losses for which we provided no benefit, offset by a partial tax benefit from the divestiture of our Asia-Pacific based Energy practice. Our effective tax rate for fiscal 2010 was a provision of 68.6%. The effective tax rate for fiscal 2010 was higher than the expected statutory rate primarily due to losses in certain tax jurisdictions that were not benefited. The annual effective rate of 68.6% was applied to the five-week transition period ended January 2, 2010 and resulted in a benefit for that period.

        Net Loss Attributable to CRA International, Inc.    We reported a net loss of $0.6 million, or net loss of $0.06 per share, for the five weeks ended January 1, 2011, compared to a net loss of $0.4 million, or a net loss of $0.03 per share, for the five weeks ended January 2, 2010. Included in the net loss are $39,000 million and $0.1 million in net losses in the five weeks ended January 1, 2011 and January 2, 2010, respectively, due to the consolidation of NeuCo. Weighted average shares outstanding decreased by approximately 72,000 shares to approximately 10,567,000 for the five weeks ended January 1, 2011, from approximately 10,639,000 for the five weeks ended January 2, 2010. The decrease in weighted average shares outstanding is due to repurchases of common stock during fiscal 2010, partially offset by restricted shares that vested and stock options that were exercised during fiscal 2010.

Fiscal 2010 Compared to Fiscal 2009

        Revenues.    Revenues decreased $14.2 million, or 4.7%, to $287.4 million for fiscal 2010 from $301.6 million for fiscal 2009. Included in revenues are $6.4 million and $8.9 million in revenues in the fiscal 2010 and fiscal 2009, respectively, due to the consolidation of NeuCo. Our revenue decline was due primarily to general economic conditions and the restructuring of our portfolio of services, resulting in a reduction of employee consultant headcount. Utilization decreased to 67% for fiscal 2010 from 69% for fiscal 2009. Another factor contributing to our revenue decline, to a lesser extent, was the decrease in client reimbursable expenses. Client reimbursable expenses are pass-through expenses that carry little to no margin. These decreases in revenue were partially offset by an increase in revenue due to revenue generated by our acquisition of substantially all of the assets of Marakon Associates during fiscal 2009 and increased billing rates for our employee consultants, which went into effect during the first quarter of fiscal 2010.

        In fiscal 2010, our litigation, regulatory, and financial consulting areas experienced revenue declines compared to fiscal 2009. Clients have been reluctant to spend, thus lengthening the time to close new engagements, and this has impacted all areas of our business and some practices experienced delays in existing projects proceeding through the court system and regulatory agencies. In fiscal 2010, our management consulting areas experienced revenue increases compared to fiscal 2009 due to revenues generated by our acquisition of substantially all of the assets of Marakon Associates partially offset by a revenue decline due to clients reluctant to undertake consulting projects, spending less than they had in the past, and engagements being smaller and shorter in duration.

        Overall, revenues outside of the U.S. represented approximately 26.5% and 25.6% of total revenues for fiscal 2010 and fiscal 2009, respectively. Revenues derived from fixed-price engagements increased to 20.5% of total revenues for fiscal 2010 compared with 12.4% for fiscal 2009. The increase in revenues from fixed-price engagements is due primarily to the acquisition of substantially all of the assets of Marakon Associates, and a change in contracting, from time-and-materials service contracts to fixed-price service contracts, in our management consulting area.

        Costs of Services.    Costs of services decreased $2.7 million, or 1.4%, to $197.1 million for fiscal 2010, from $199.9 million for fiscal 2009. Included in costs of services are $1.8 million and $4.0 million in costs of services in fiscal 2010 and fiscal 2009, respectively, due to the consolidation of NeuCo. The decrease in costs of services is mainly due to a decrease in reimbursable expenses of $6.4 million, or 14.5%. Partially offsetting this decrease is an increase in compensation expense for our employee consultants of $6.1 million or 4.0%. The increase is due to the employee consultants we hired as a result of acquiring substantially all of the assets of Marakon Associates and an increase in restructuring charges, partially offset by a decrease in the average number of employee consultants, excluding the Marakon Associates employees, primarily as a result of the previously discussed restructuring actions. Included in the increase in compensation expense are $5.4 million and $2.0 million in restructuring charges recognized during the fiscal 2010 and fiscal 2009, respectively. As a percentage of revenues, costs of services increased to 68.6% for fiscal 2010 from 66.3% for fiscal 2009. The increase in costs of services as a percentage of revenue is due primarily to lower revenue in the fiscal 2010 compared with fiscal 2009.

        Selling, General and Administrative Expenses.    Selling, general, and administrative expenses decreased by $2.2 million, or 2.9%, to $73.9 million for fiscal 2010 from $76.1 million for fiscal 2009. Included in selling, general, and administrative expenses are (i) restructuring costs of $3.0 million and $3.1 million for fiscal 2010 and fiscal 2009, respectively and (ii) expenses related to the consolidation of NeuCo of $5.2 million and $5.4 million for fiscal 2010 and fiscal 2009, respectively. The decrease in selling, general, and administrative expenses is due primarily to a decrease in rent and office-related expenses that reflects the savings from office closures, consolidations, reductions and moves and a decrease in compensation expense due to a reduction in support staff. Partially offsetting this decrease is an increase in selling, general and administrative expenses due to investments in marketing and business development, and client-facing activities which were focused on long-term growth. As a percentage of revenues, selling, general and administrative expenses increased to 25.7% for fiscal 2010 as compared with 25.2% for fiscal 2009 primarily due to investments in marketing and business development, and client-facing activities.

        Depreciation and Amortization.    Depreciation and amortization decreased by $2.5 million, or 29.8%, to $6.0 million for fiscal 2010 from $8.5 million for fiscal 2009. The decrease was mainly due to a decrease in leasehold improvements and computer equipment as a result of office closures and reduced headcount.

        Interest Income.    Interest income decreased by $0.1 million to $0.4 million for fiscal 2010 from $0.5 million for fiscal 2009. This decrease was mainly due to lower cash and investment balances.

        Interest Expense.    Interest expense decreased by $1.0 million to $3.4 million for fiscal 2010 from $4.4 million for fiscal 2009. Interest expense primarily represents interest incurred on our 2.875% convertible debt, the amortization of debt issuance costs, and the amortization of the discount recorded in connection with our adoption of ASC Topic 470-20. The decrease was primarily due to the lower principal balance outstanding on our convertible debt in fiscal 2010 as compared to fiscal 2009.

        Loss on Extinguishment of Convertible Debentures.    During fiscal 2010, we repurchased convertible debentures in the principal amount of $40.7 million on the open market, resulting in a $0.7 million loss on a pre-tax basis. During fiscal 2009, we repurchased convertible debentures in the principal amount of approximately $17.3 million, on the open market, resulting in a $0.1 million loss on a pre-tax basis. Although we repurchased our debt at a discount during these periods, we incurred non-cash losses on the repurchases under the provisions of ASC Topic 470-20, which required us to discount our debt for the equity conversion feature of the debt instrument.

        Other Income (Expense).    Other expense was $0.5 million in fiscal 2010 as compared with other income of $44,000 for fiscal 2009, a decrease of $0.5 million. Other income (expense) consists primarily of foreign currency exchange transaction gains and losses. The gain in fiscal 2009 was offset by the cumulative foreign currency exchange loss of $0.4 million recognized due to the liquidation of our Australian-based operations. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies and the Euro and the British pound.

        Provision for Income Taxes.    The provision for income taxes decreased $3.1 million, to $4.3 million for fiscal 2010 from $7.4 million for fiscal 2009. Our effective income tax rate was 68.6% for fiscal 2010 and 56.6% for fiscal 2009. The effective tax rate in fiscal 2010 was higher than the statutory rate due to losses in foreign locations that could not be benefited and tax charges, including an unfavorable prior year tax adjustment, by NeuCo in spite of continued operating losses. These charges were partially offset by the utilization of net operating losses in the United Kingdom and the Netherlands and the partial release of a valuation allowance related to the utilization of foreign tax credits. The fiscal 2009 effective tax rate was higher than the statutory rate due to tax charges relating to the liquidation of our Australian-based operations, charges by NeuCo, and continued losses in certain foreign locations for which no tax benefit was provided. These charges were partially offset by the utilization of net operating losses in the United Kingdom and the partial release of related valuation allowances. The lower effective tax rate in fiscal 2009, when compared to the fiscal 2010 rate, was primarily due to improved performance in Europe and the Middle East region which enabled us to record a benefit from the utilization of foreign net operating loss carryforwards.

        Net Loss (Income) Attributable to Noncontrolling Interest, Net of Tax.    Since October of fiscal 2008, our ownership interest in NeuCo constitutes control under U.S. GAAP. As a result, NeuCo's financial results are consolidated with ours and allocations of the noncontrolling interest's share of NeuCo's net income result in deductions to our net income, while allocations of the noncontrolling interest's share of NeuCo's net loss result in additions to our net income. During the second quarter of fiscal 2010, NeuCo reacquired $0.9 million of its shares. As a result of this transaction, our ownership interest in NeuCo increased from 49.15% to 55.89%. The results of operations of NeuCo allocable to its other owners was a net loss of $0.6 million for fiscal 2010 and fiscal 2009, respectively.

        Net Income (Loss) Attributable to CRA International, Inc.    Net income decreased by $3.7 million, or 59.0%, to $2.6 million for fiscal 2010 from $6.3 million for fiscal 2009. Diluted weighted average shares outstanding increased by approximately 55,000 shares to approximately 10,773,000 for fiscal 2010 from approximately 10,718,000 for fiscal 2009. The increase in diluted weighted average shares outstanding for fiscal 2010 is due primarily to restricted shares that vested and stock options that were exercised during fiscal 2010, and an increase in common stock equivalents from employee stock options and restricted share awards, offset in part by repurchases of common stock during fiscal 2010.

Fiscal 2009 Compared to Fiscal 2008

        Revenues.    Revenues decreased $75.1 million, or 19.9%, to $301.6 million for fiscal 2009 from $376.8 million for fiscal 2008. Our revenue decline was primarily the result of a decrease in market demand and the global economic crisis. In addition, our revenue decline was due in part to the divestiture of our Australian-based operations and the divestiture of our capital projects, legal business consulting, forensic computing and investigations, and other small practices during fiscal 2008. The divested operations generated approximately $16.5 million of revenue during fiscal 2008. In addition, the reported amount of our foreign currency denominated revenue declined in the fiscal 2009 because of the strengthening of the U.S. dollar relative to the British pound and other foreign currencies. Another factor contributing to our revenue decline was the decrease in client reimbursable expenses. Client reimbursable expenses are pass-through expenses that carry little to no margin. Also, there was an additional week of revenue in fiscal 2008 as compared to fiscal 2009. These decreases in revenue were partially offset by an increase in revenue of $8.1 million due to the consolidation of NeuCo, Inc., a subsidiary in which we had a 49.15% interest and ownership control under GAAP, and increased billing rates for our employee consultants, which were in effect at the beginning of the first quarter of fiscal 2009. In addition, revenue generated by our acquisition of Marakon Associates during fiscal 2009 partially offset our overall revenue decline.

        The total number of employee consultants decreased to 586 as of the end of fiscal 2009 from 610 as of the end of fiscal 2008, which was primarily due to workforce reductions completed during fiscal 2009, offset by an increase in employee consultants due to the Marakon Associates acquisition. The total number of employee consultants of 610 as of the end of fiscal 2008 had declined from 692 as of the end of third quarter of fiscal 2008 primarily due to workforce reductions completed in the fourth quarter of fiscal 2008. Utilization decreased slightly to 69% for fiscal 2009 from 71% for fiscal 2008.

        In fiscal 2009, nearly all of our practices experienced revenue declines compared to fiscal 2008. Specifically, revenues for our competition practice decreased by approximately 25% compared to fiscal 2008 due to a decrease in market demand for our services, the divestiture of our Australian-based operations, the closure of our Dallas office in fiscal 2008, and the strengthening of the U.S. dollar relative to the British pound and other foreign currencies in fiscal 2009. In our finance practice, revenues decreased nearly 35% in fiscal 2009 compared to fiscal 2008. The decrease was primarily due to the conclusion or reduction in scale of some major projects that were not replaced by projects of comparable scale because many of our clients in the financial services industry were carefully managing their cash and postponed discretionary expenditures. Our intellectual property practice revenues decreased approximately 25% in fiscal 2009 compared to fiscal 2008 due to a decrease in market demand. Revenues from our global industrial consulting practice declined approximately 25% in fiscal 2009 compared to fiscal 2008 due primarily to a decrease in market demand for our services in this practice due to the impact of the economic crisis on the chemicals industry, as well as the economic impact on oil companies who were facing low oil prices and high uncertainty, particularly in the U.S. The decrease in our global industrial consulting practice revenue was also partially attributed to the strengthening of the U.S. dollar relative to the British pound and other foreign currencies in fiscal 2009. These declines were partially offset by an increase in activity related to large global industrial consulting projects in the Middle East region. Revenue generated by our acquisition of Marakon Associates partially offset our overall revenue decline.

        Overall, revenues outside of the U.S. represented approximately 26% of total revenues for fiscal 2009, compared with 22% of total revenues for fiscal 2008. Revenues derived from fixed-price engagements increased to 12.4% of total revenues for fiscal 2009 compared with 8.3% for fiscal 2008. The increases in international revenues as a percentage of revenues and revenues from fixed-price engagements were due primarily to an increase in activity related to large global industrial consulting projects in the Middle East region, an area where we have been focusing our business development efforts for several quarters, and the acquisition of Marakon Associates.

        Costs of Services.    Costs of services decreased $51.4 million, or 20.5%, to $199.9 million for fiscal 2009 from $251.3 million for fiscal 2008. Included in costs of services are $4.0 million and $0.2 million in costs of services in fiscal 2009 and fiscal 2008, respectively, due to the consolidation of NeuCo, including $0.2 million and $26,000 in fiscal 2009 and fiscal 2008, respectively, of client reimbursable expenses for NeuCo. The decrease in costs of services was mainly due to a decrease in compensation expense for our employee consultants of $50.3 million, or 24.8%. The decrease in compensation expense was due to a decrease in the average number of employee consultants, $5.5 million in additional retention incentive bonus for key officers that was accrued for during fiscal 2008 without a corresponding accrual in fiscal 2009, and a decrease in the reported amount of costs of services due to the strengthening of the U.S. dollar relative to the British pound and other foreign currencies. In addition, client reimbursable expenses decreased $4.8 million, or 9.8%, to $44.0 million for fiscal 2009 from $48.7 million for fiscal 2008. Included in costs of services are $2.0 million and $5.2 million in restructuring charges recognized during fiscal 2009 and fiscal 2008, respectively. The restructuring charges for fiscal 2009 were principally associated with employee workforce reductions. The restructuring charges for fiscal 2008 were associated with employee workforce reductions and the divestiture or shutting down of the majority of our Australian and New Zealand-based operations. As a percentage of revenues, costs of services decreased to 66.3% for fiscal 2009 from 66.7% for fiscal 2008. The decrease in costs of services as a percentage of revenue was due to a decrease in compensation expense of 3.3%, attributable to a decrease in restructuring charges and additional retention incentive bonus accrual in fiscal 2008 without a corresponding accrual in fiscal 2009, offset by increases in client reimbursable expenses of 1.6% and NeuCo's costs of services of 1.2%. The increase in reimbursable expenses as a percentage of revenues was due to a decrease in revenue as well as an increase in the use of outside consultants in fiscal 2009 compared to fiscal 2008.

        Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses decreased by $16.7 million, or 18.0%, to $76.1 million for fiscal 2009 from $92.8 million for fiscal 2008. Included in selling, general, and administrative expenses are $5.4 million and $1.0 million for fiscal 2009 and fiscal 2008, respectively, related to the consolidation of NeuCo. The decrease in selling, general, and administrative expenses, was largely due to a decrease in compensation expense due to a reduction in support staff, reductions in travel and recruiting expenses due to a company-wide effort to reduce expenses, a decrease in commissions to non-employee experts, a decrease in rent expense that reflect the savings from office closures, consolidations, reductions, and moves, and a decrease in the reported amount of selling, general, and administrative expenses due to the strengthening of the U.S. dollar relative to the British pound and other foreign currencies. Included in selling, general, and administrative expenses were $3.1 million and $5.4 million in restructuring charges recognized during fiscal 2009 and fiscal 2008, respectively. The restructuring charges for fiscal 2009 were principally associated with employee workforce reductions and office space reductions and moves. The restructuring charges for fiscal 2008 were associated with employee workforce reductions, office space reductions, and the divestiture or shutting down of the majority of our Australian and New Zealand-based operations and capital projects practice. As a percentage of revenues, selling, general, and administrative expenses increased to 25.2% for fiscal 2009 from 24.6% for fiscal 2008. The increase was due primarily to a 1.5% increase due to the consolidation of NeuCo and rent expense which decreased at a slower rate than revenues, partially offset by the decreases described above.

        Depreciation and Amortization.    Depreciation and amortization decreased by $4.2 million, or 32.9%, to $8.5 million for fiscal 2009 from $12.7 million for fiscal 2008. Included in depreciation and amortization in fiscal 2009 were $0.8 million in restructuring charges recognized associated with office space reductions and moves and $0.6 million of depreciation and amortization related to NeuCo. This compares with $3.7 million associated with restructuring charges in fiscal 2008 associated with office closures and the divestiture or shutting down of the majority of our Australian and New Zealand-based operations and $0.3 million of depreciation and amortization related to NeuCo. The decrease was mainly due to a decrease in depreciation and amortization expense related to a decrease in leasehold improvements and computer equipment as a result of office closures and reduced headcount.

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

        Interest Expense.    Interest expense decreased by $0.9 million to $4.4 million for fiscal 2009 from $5.3 million for fiscal 2008. Interest expense primarily represents interest incurred on our outstanding 2.875% convertible debt, the amortization of debt issuance costs, and the amortization of the discount recorded in connection with our adoption of ASC Topic 470-20. The decrease was mainly due to convertible debentures repurchased in fiscal 2009 and fiscal 2008.

        Gain (Loss) on Extinguishment of Convertible Debentures.    During fiscal 2009, we repurchased convertible debentures in the principal amount of $17.3 million, on the open market, resulting in a $0.1 million loss on a pre-tax basis. During fiscal 2008, we repurchased convertible debentures in the principal amount of approximately $10.2 million, on the open market, resulting in a $0.4 million gain on a pre-tax basis.

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

        Provision for Income Taxes.    The provision for income taxes decreased by $5.8 million to $7.4 million for fiscal 2009 from $13.3 million for fiscal 2008. Our effective income tax rate was 56.6% for fiscal 2009 and 67.0% for fiscal 2008. The lower effective tax rate in fiscal 2009 was primarily due to improved performance in Europe and the Middle East region which enabled us to record a benefit from the utilization of foreign net operating loss carryforwards. The higher effective tax rate compared to statutory rates in fiscal 2008 was primarily due to continued losses in foreign locations that resulted in a lower tax benefit or provided no tax benefit, and a reduced level of taxable income in North America.

        Net Loss (Income) Attributable to Noncontrolling Interest, Net of Tax.    Starting in the fourth quarter of fiscal 2008, our ownership interest in NeuCo increased to 49.15% and combined with our officers holding three Board of Director seats, and other considerations, our ownership constitutes control under U.S. GAAP. As a result, NeuCo's financial results since this transaction have been consolidated with ours and allocations of the noncontrolling interest's share of NeuCo's net income result in deductions to our net income, while allocations of the noncontrolling interest's share of NeuCo's net loss result in additions to our net income, as more fully described in Note 1 to our Notes to Consolidated Financial Statements. The results of operations of NeuCo allocable to its other owners were a net loss of $0.6 million for fiscal 2009 and $36,000 for fiscal 2008.

        Net Income Attributable to CRA International, Inc.    Net income increased by $0.1 million, or 2.0%, to $6.3 million for fiscal 2009 from $6.2 million for fiscal 2008. Diluted net income per share increased 3.5% to $0.59 per share for fiscal 2009 from $0.57 per share for fiscal 2008, primarily because diluted weighted average shares outstanding decreased 186,000 shares, or 1.7%, to approximately 10,718,000 for fiscal 2009 from approximately 10,904,000 for fiscal 2008. The decrease in diluted weighted average shares outstanding for fiscal 2009 was primarily due to a decrease in common stock equivalents from employee stock option and restricted share awards and shares underlying our convertible debt due to the decline in our stock price.

Liquidity and Capital Resources

        We believe that current cash and short-term investment balances, cash generated from operations, and amounts available under our bank line of credit will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

  Transition Period

        General.    During the five-week transition period ended January 1, 2011, we had a net increase in cash and cash equivalents of $13.3 million since November 27, 2010. We completed the transition period with cash and cash equivalents of $87.5 million and working capital (defined as current assets less current liabilities) of $100.5 million. As of January 1, 2011, approximately $3.0 million was accrued for transition period performance bonuses. We anticipate that the majority of these bonuses will be paid during the first quarter of fiscal 2011.

        Sources and Uses of Cash in Transition Period.    During the five-week transition period ended January 1, 2011, net cash provided by operations was $7.5 million. The primary sources of cash from operations include a decrease in unbilled services of $7.7 million and a decrease in accounts receivable of $3.6 million due to increased collections, an increase in deferred rent of $0.9 million, share-based compensation expense of $0.8 million, and depreciation and amortization expense of $0.7 million. The sources of cash in operations were offset by a net loss of $0.7 million and a decrease in accounts payable, accrued expenses, and other liabilities of $6.4 million due to a decrease in compensation related accruals.

        We generated $5.9 million of net cash from investing activities during the transition period, which included $6.3 million received from the sale of short-term investments, partially offset by uses of cash of $0.3 million for capital expenditures.

        We used $0.2 million of cash for financing activities during the transition period, essentially all of which was for payments of notes payable.

  Fiscal 2010

        General.    In fiscal 2010, we had a net decrease in cash and cash equivalents of $8.6 million. We completed the year with cash and cash equivalents of $74.2 million, short term investments of $6.3 million, and working capital (defined as current assets less current liabilities) of $99.4 million. Working capital decreased $47.8 million from $147.2 million as of fiscal 2009 primarily due to the repurchase of convertible debentures and the reclassification of outstanding debentures from a non-current liability to a current liability. As of November 27, 2010, approximately $28.2 million was accrued for fiscal 2010 performance bonuses. We anticipate that the majority of these bonuses will be paid during the first quarter of fiscal 2011.

        Sources and Uses of Cash in Fiscal 2010.    During fiscal 2010, net cash provided by operations was $13.6 million. The primary sources of cash from operations include net income of $2.0 million, share-based compensation expense of $6.6 million, depreciation and amortization expense of $5.7 million, deferred income taxes of $3.3 million, and a decrease in prepaid expenses of $7.3 million. These sources of cash in operations were offset by an increase in unbilled services of $7.1 million due to an increase in DSOs, and a decrease in accounts payable, accrued expenses, and other liabilities of $5.5 million due to a decrease in compensation related accruals and a decrease in NeuCo's deferred revenue.

        We generated $23.5 million of net cash from investing activities during fiscal 2010, which included $77.6 million received from the sale of short-term investments and $10.0 million of net acquisition consideration payments, which includes the return of $10.3 million in the fourth quarter of fiscal 2010 that was in escrow as a progress payment related to a business we acquired in fiscal 2006, partially offset by uses of cash of $4.1 million for capital expenditures, and $60.0 million to purchase short-term investments to achieve higher returns on our excess cash.

        We used $45.9 million of cash for financing activities during fiscal 2010. Cash used in financing activities was primarily used to repurchase convertible debentures in the principal amount of approximately $40.7 million for a repurchase price of approximately $40.4 million, to repurchase $4.5 million of common stock, and to redeem $1.1 million in vested employee restricted shares for tax withholdings, offset partially by $1.0 million received upon the exercise of stock options.

  Indebtedness

        Private Placement of Convertible Debt.    In 2004, we completed a private placement of $90.0 million of 2.875% convertible senior subordinated debentures due in 2034. During fiscal 2010, we repurchased convertible debentures in the principal amount of $40.7 million, on the open market. During fiscal 2009 and fiscal 2008, we repurchased convertible debentures in the principal amount of approximately $27.5 million, on the open market. As of January 1, 2011, the principal amount of the convertible debentures totaled $21.9 million. The debentures are our direct, unsecured senior subordinated obligations and rank junior in right of payment to our existing bank revolving line of credit and any future secured indebtedness that we may designate as senior indebtedness. Contractual interest of approximately $0.3 million is payable on June 15, 2011.

        As a result of our election on December 14, 2004, we must settle the conversion of the debentures as follows: (i) $1,000 in cash per $1,000 principal amount of debentures converted; and (ii) in cash or shares of our common stock (at our further election, except for cash in lieu of fractional shares), any conversion obligation that exceeds the principal amount of the debentures converted.

        Pursuant to the terms of the indenture governing the debentures, since the closing stock price did not equal or exceed the $50 per share contingent conversion trigger price for 20 out of the 30 consecutive trading days ended on January 1, 2011 or November 27, 2010, the market price conversion trigger was not satisfied and holders of the debentures were not able to exercise their right to convert the bonds during the five-week transition period ended January 1, 2011 and are not able to exercise this right during the first quarter of fiscal 2011. This test is repeated each fiscal quarter. To date, no conversions have occurred.

        We may elect to redeem all or any portion of the debentures on or after June 20, 2011, at a repurchase price equal to 100% of the principal amount of the debentures, plus accrued and unpaid interest. As early as June 15, 2011 or upon certain specified fundamental changes, we may be required, at the option of each holder, to repurchase all or any portion of the debentures, which, in the event of a fundamental change involving a change of control of our firm, may include the payment of a make-whole premium. Due to the potential redemption as early as June 2011, during the third quarter of fiscal 2010, we reclassified the amounts of outstanding debentures from a non-current liability to a current liability. We currently expect to redeem the remaining debentures as early as June 2011.

        Borrowings under the Revolving Line of Credit.    We are party to a senior loan agreement with our bank for a $60.0 million revolving line of credit. Subject to the terms of the agreement, we may use borrowings under this revolving line of credit for acquisition financing, working capital, general corporate purposes, letters of credit, and foreign exchanges contracts. The available revolving line of credit is reduced, as necessary, to account for certain outstanding letters of credit. The $60.0 million credit facility allows us to mitigate the potential liquidity risk, and to provide funding if required, in the event of conversion by the debenture holders. The revolving line of credit also gives us additional flexibility to meet any unforeseen financial requirements. The amounts available under our bank revolving line of credit are constrained by various financial covenants and reduced by certain outstanding letters of credit. As of January 1, 2011, there were no amounts outstanding under this revolving line of credit and $4.0 million in letters of credit were outstanding.

        On January 11, 2011, we amended the loan agreement to extend the termination date of the agreement from April 30, 2012 to April 30, 2014, change the calculation of interest on borrowings using margins above LIBOR that range from 1.75% to 2.75% (a decrease from the prior range of 2% to 3.5%), relax the agreement's financial ratio covenants and broaden certain exceptions to the agreement's covenants against certain dispositions, indebtedness and acquisitions, and add change of control as an event of default under the agreement. Borrowings under the credit facility are secured by 100% of the stock of certain of our U.S. subsidiaries and 65% of the stock of our foreign subsidiaries, which represents approximately $56.5 million in net assets as of January 1, 2011.

        Under our senior loan agreement, we must comply with various financial and non-financial covenants. Compliance with these financial covenants is tested on a fiscal quarterly basis. Any indebtedness outstanding under the senior credit facility may become immediately due and payable upon the occurrence of stated events of default, including our failure to pay principal, interest or fees or a violation of any financial covenant. As of November 27, 2010, the financial covenants required us to maintain a minimum consolidated working capital of $25.0 million and require us to comply with a consolidated total debt to EBITDA ratio of not more than 3.5 to 1.0 and a consolidated senior debt to EBITDA ratio of not more than 2.0 to 1.0. As of November 27, 2010, the non-financial covenants of the senior credit agreement placed certain restrictions on our ability to incur additional indebtedness, engage in acquisitions or dispositions, and enter into business combinations. As of January 1, 2011, we were in compliance with our agreement with the bank.

  Other Matters

        As part of our business, we regularly evaluate opportunities to acquire other consulting firms, practices or groups or other businesses. In recent years, we have typically paid for acquisitions with cash, or a combination of cash and our common stock, and we may continue to do so in the future. To pay for an acquisition, we may use cash on hand, cash generated from our operations, borrowings under our revolving credit facility, or we may pursue other forms of financing. Our ability to secure short-term and long-term debt or equity financing in the future, including our ability to refinance our current senior loan agreement, will depend on several factors, including our future profitability, the levels of our debt and equity, restrictions under our existing line of credit with our bank, and the overall credit and equity market environments.

        In June 2007, we announced that our Board of Directors authorized a share repurchase program of up to a total of 1,500,000 shares of our common stock. As of November 27, 2010, we had repurchased all of the shares under this plan for approximately $59.4 million.

        On July 6, 2010, we announced that our board of directors approved an expanded share repurchase program of up to $5 million of our common stock. We will finance the repurchase program with available cash and cash from future operations. We may repurchase shares in open market purchases or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. As of January 1, 2011, we have repurchased 8,733 shares under this plan for approximately $0.2 million. We expect to continue to repurchase shares under the share repurchase program.

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

        Compensation Arrangements.    In connection with an acquisition we completed in fiscal 2009, we agreed to pay incentive performance awards to certain employees of the acquired business, if specific performance targets are met in fiscal 2010 through fiscal 2012. We believe that we will have sufficient funds to satisfy any obligations related to the incentive performance awards. We expect to fund these payments, if any, from existing cash resources, cash generated from operations, or financing transactions.

        Impact of Inflation.    To date, inflation has not had a material impact on our financial results. There can be no assurance, however, that inflation will not adversely affect our financial results in the future.

Contractual Obligations

        The following table presents information about our known contractual obligations as of January 1, 2011. It does not reflect contractual obligations that may have arisen or may arise after that date. Except for historical facts, the information in this section is forward-looking information.

	Payments due by period
Contractual Obligations	Total	Fiscal 2011	Fiscal 2012-2013	Fiscal 2014-2015	After Fiscal 2015	Other
	(in thousands)
Debt obligations:
Notes payable to sellers(1)	$1,650	$300	$1,350	$—	$—	$—
Convertible debentures payable(2)	21,880	21,880	—	—	—	—

Total debt obligations	23,530	22,180	1,350	—	—	—
Operating lease obligations	73,448	15,071	29,384	23,409	5,584	—
Other long-term liabilities(3)(4)	1,046	150	448	448	—	—
Net unrecognized tax benefit obligation under Topic 740(5)	180	—	—	—	—	180

Total	$98,204	$37,401	$31,182	$23,857	$5,584	$180

(1)
"Notes payable to sellers" includes amounts due to a former shareholder of NeuCo. The value of the $1.7 million note includes $0.2 million for future interest accretion and the value of this note on the balance sheet has been discounted.

(2)
Due to the potential redemption of the debentures as early as June 2011, during the third quarter of fiscal 2010, we reclassified the outstanding amount of debentures from a non-current liability to a current liability. As set forth in the indenture governing the convertible debentures, the debenture holder must wait until June 2011 to redeem the debentures and, in the absence of our stock price reaching $50 per share for a specified period of time prior to June 2011, to convert the debenture to our shares, with the principal amount of the debenture to be settled with cash. In addition, interest of approximately $0.3 million is payable on June 15, 2011. We will also be required to pay contingent interest on the applicable interest payment date to the holders of the debentures for the period commencing June 20, 2011, and ending December 14, 2011, if the average trading price of the debentures for each of the last five trading days immediately preceding June 20, 2011, equals 125% or more of the principal amount of the debentures. Thereafter, we will pay contingent interest on the interest payment date for a six-month interest period if the average trading price of the debentures during the five trading day period immediately preceding the first day of the applicable six-month interest period equals or exceeds 125% of the principal amount of the debentures. The contingent interest payable per debenture will equal 0.25% of the average trading price of such debenture during the applicable five trading day reference period.

(3)
NeuCo received a cash advance from its former parent company in exchange for a note. There are no specified repayment dates in the note agreement, except that the principal balance of the note becomes due upon demand at the termination of the blanket contract between NeuCo and a customer. NeuCo will repay the note by submitting 50% of the total amount of all future receipts from the customer to its former parent company. As of January 1, 2011, based on estimated future receipts for this customer, NeuCo estimated that $0.2 million of the note will be paid in fiscal 2011, $0.4 million in fiscal 2012 to fiscal 2013, and $0.4 million in fiscal 2014 to fiscal 2015.

(4)
In connection with an acquisition we completed in fiscal 2009, we agreed to pay incentive performance awards to certain employees of the acquired business, if specific performance targets are met in fiscal 2010 through fiscal 2012. Since it is not possible to estimate if or when the performance targets will be met, the maximum liability has not been included in the table above.

(5)
Amounts in "Other" represent future cash outflows for which we are unable to make reasonably reliable estimates of the period of cash settlement.

        We are party to standby letters of credit with RBS Citizens N.A. in support of the minimum future lease payments under leases for permanent office space and bonds required per the terms of certain project proposals and contracts amounting to $0.5 million as of January 1, 2011.

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

Item 7A—Quantitative and Qualitative Disclosure About Market Risk

Foreign Exchange Risk

        The majority of our operations are based in the U.S., and accordingly, the majority of our transactions are denominated in U.S. dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of foreign currencies. Our primary foreign currency exposures relate to our short-term intercompany balances with our foreign subsidiaries and accounts receivable and cash valued in the United Kingdom in U.S. Dollars or Euros. Our primary foreign subsidiaries have functional currencies denominated in the British Pound and the Euro, and foreign denominated assets and liabilities are remeasured each reporting period with any exchange gains and losses recorded in our consolidated statements of operations. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies and the Euro and the British Pound. Holding all other variables constant, fluctuations in foreign exchange rates may impact reported revenues and expenses significantly, based on currency exposures at January 1, 2011. A hypothetical 10% movement in foreign exchange rates would have affected our income (loss) before provision for income taxes for the five weeks ended January 1, 2011 by approximately $0.3 million. However, actual gains and losses in the future could differ materially from this analysis based on the timing and amount of both foreign currency exchange rate movements and our actual exposure.

        From time to time, we may use derivative instruments to manage the risk of exchange rate fluctuations. However, at January 1, 2011, we had no outstanding derivative instruments. We do not use derivative instruments for trading or speculative purposes.

Interest Rate Risk

        We maintain an investment portfolio consisting mainly of U.S. government obligations, funds holding only U.S. and Canadian government obligations, and corporate obligations with maturities of less than a year. These held-to-maturity securities are subject to interest rate risk. However, a hypothetical change in the interest rate of 10% would not have a material impact to the fair values of these securities at January 1, 2011 primarily due to their short maturity.

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

Evaluation of Changes in Internal Control over Financial Reporting

        Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we have determined that, during the fourth quarter of fiscal 2010 and the five-week transition period ended January 1, 2011, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to affect, materially our internal control over financial reporting.

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

        Our independent registered public accounting firm, KPMG LLP, has issued an audit report on their assessment of our internal control over financial reporting. The audit report is included herein.

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

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of CRA International, Inc.:

        We have audited CRA International, Inc.'s internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CRA International, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, CRA International, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CRA International, Inc. and subsidiaries as of January 1, 2011, November 27, 2010, and November 28, 2009, and the related consolidated statements of operations, cash flows and shareholders' equity for the five-week period ended January 1, 2011 and each of the fiscal years in the three-year period ended November 27, 2010, and our report dated February 10, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Boston, Massachusetts February 10, 2011

Item 9B—Other Information

        None.

PART III

        We have omitted the information required in Part III of this annual report because we intend to include that information in our definitive proxy statement for our 2011 annual meeting of shareholders, which we expect to file before 120 days after the end of fiscal 2010. We incorporate that information in this annual report by reference to our 2011 proxy statement.

Item 10—Directors, Executive Officers and Corporate Governance

        We incorporate the information required by this item by reference to the sections captioned "Executive Officers and Directors", "Corporate Governance", and "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2011 annual proxy statement.

Item 11—Executive Compensation

        We incorporate the information required by this item by reference to the section captioned "Compensation of Directors and Executive Officers" in our 2011 annual proxy statement.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

        We incorporate the information required by this item by reference to the sections captioned "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plans" in our 2011 annual proxy statement.

Item 13—Certain Relationships and Related Transactions and Director Independence

        We incorporate the information required by this item by reference to the sections captioned "Transactions with Related Parties" and "Corporate Governance" in our 2011 annual proxy statement.

Item 14—Principal Accountant Fees and Services

        We incorporate the information required by this item by reference to the section captioned "Principal Accountant Fees and Services" in our 2011 annual proxy statement.

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

CRA INTERNATIONAL, INC.
	By:	/s/ PAUL A. MALEH Paul A. Maleh
Date: February 10, 2011		President, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL A. MALEH Paul A. Maleh	President, Chief Executive Officer, and Director (principal executive officer)	February 10, 2011
/s/ WAYNE D. MACKIE Wayne D. Mackie	Executive Vice President, Treasurer, and Chief Financial Officer (principal financial and accounting officer)	February 10, 2011
/s/ ROWLAND T. MORIARTY Rowland T. Moriarty	Chairman of the Board	February 10, 2011
/s/ WILLIAM F. CONCANNON William F. Concannon	Director	February 10, 2011
/s/ RONALD T. MAHEU Ronald T. Maheu	Director	February 10, 2011
/s/ THOMAS S. ROBERTSON Thomas S. Robertson	Director	February 10, 2011
/s/ NANCY L. ROSE Nancy L. Rose	Director	February 10, 2011
/s/ WILLIAM T. SCHLEYER William T. Schleyer	Director	February 10, 2011

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
3.1	Amended and Restated Articles of Organization.		S-1	February 26, 1998	3.1
3.2	Articles of Amendment to our Articles of Organization		8-K	May 11, 2005	99.1
3.3	Amended and Restated By-Laws, as amended.		8-K	January 31, 2011	3.2
4.1	Specimen certificate for common stock.		S-8	April 21, 2006	4.4
4.2	Indenture governing the 2.875% Convertible Senior Subordinated Debentures Due 2034 dated June 21, 2004 between CRA as issuer and U.S. Bank National Association as trustee, including the form of 2.875% Convertible Senior Subordinated Debentures Due 2034 attached as Exhibit A thereto.		10-Q	June 28, 2004	4.1
4.3	Election Notice delivered to U.S. Bank pursuant to Section 15.02(i) of the Indenture.		8-K	December 15, 2004	4.4
4.4	Resale Registration Rights Agreement dated June 21, 2004 between CRA and J.P. Morgan Securities Inc.		S-3	August 31, 2004	4.3
10.1*	1998 Incentive and Nonqualified Stock Option Plan, as amended.		10-Q	June 20, 2002	10.1
10.2*	1998 Employee Stock Purchase Plan.		S-1/A	April 3, 1998	10.2
10.3*	2004 Nonqualified Inducement Stock Option Plan.		10-Q	October 15, 2004	10.1
10.4*	Amended and Restated 2006 Equity Incentive Plan, as amended		DEF 14A	March 26, 2010	Annex A
10.5*	2009 Nonqualified Inducement Stock Option Plan		10-Q	June 22, 2009	10.1
10.6*	Form of Incentive Stock Option under the 1998 Incentive and Nonqualified Stock Option Plan, as amended.		10-K	February 10, 2005	10.4
10.7*	Form of Nonqualified Stock Option under the 1998 Incentive and Nonqualified Stock Option Plan, as amended.		10-K	February 10, 2005	10.5
10.8*	Form of Nonqualified Stock Option under the 2004 Nonqualified Inducement Stock Option Plan.		10-K	February 10, 2005	10.6
10.9*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan.		8-K	April 27, 2006	10.2
10.10*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan with Company Right of First Refusal.		10-K	February 12, 2009	10.9
10.11*	Form of Restricted Stock Agreement for Employee or Independent Contractor Awards under the 2006 Equity Incentive Plan.		8-K	April 27, 2006	10.3
10.12*	Form of Restricted Stock Agreement for Employee or Independent Contractor Awards under the 2006 Equity Incentive Plan with Company Right of First Refusal.		10-K	February 12, 2009	10.11
10.13*	Form of Nonqualified Stock Option under the 2006 Equity Incentive Plan.		10-K	February 8, 2007	10.10
10.14*	Form of Restricted Stock Unit Award Agreement under the 2006 Equity Incentive Plan.		10-K	January 29, 2010	10.14
10.15*	Form of Performance Restricted Stock Unit Award Agreement under the 2006 Equity Incentive Plan.		10-K	January 29, 2010	10.15
10.16*	CRA International, Inc. Cash Incentive Plan.		8-K	February 22, 2007	10.1

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
10.17*	Offer Letter with Wayne D. Mackie dated June 3, 2005.		10-K	February 9, 2006	10.7
10.18*	Summary of Director Compensation.	X
10.19*	Summary of Executive Officer Compensation.	X
10.20	Office Lease Agreement dated as of March 1, 1978 between CRA and John Hancock Mutual Life Insurance Company, as amended.		S-1/A	April 3, 1998	10.6
10.21	Amendments to Office Lease Agreement dated March 1, 1978 between CRA and John Hancock Mutual Life Insurance Company, as amended.		10-K	February 23, 2001	10.7
10.22	Fifteenth Amendment to Office Lease Agreement dated March 1, 1978 between CRA and John Hancock Mutual Life Insurance Company, as amended.		10-K	February 28, 2003	10.8
10.23	Sixteenth Amendment to Office Lease Agreement dated March 1, 1978 between CRA and John Hancock Mutual Life Insurance Company, as amended.		10-Q	June 28, 2004	10.1
10.24	Seventeenth Amendment to Lease dated as of February 6, 2008 between CRA and 100 & 200 Clarendon LLC.		8-K	August 4, 2008	10.1
10.25	Eighteenth Amendment to Lease dated as of July 29, 2008 between CRA and 100 & 200 Clarendon LLC.		8-K	August 4, 2008	10.2
10.26	Office Lease dated as of November 29, 1999 between CRA and 1201 F Street, L.L.C., as amended.		10-K	February 23, 2001	10.9
10.27	Agreement dated as of October 26, 2006 by and among 99 Bishopsgate (No.1) Limited and 99 Bishopsgate (No.2) Limited, Hammerson UK Properties PLC, 99 Bishopsgate Management Limited, CRA International (UK) Limited, and CRA International, Inc. (including forms of lease agreement).		8-K	November 1, 2006	10.1
10.28	Form of consulting agreement with outside experts.		S-1/A	April 3, 1998	10.8
10.29	Loan Agreement dated as of January 14, 2004 between CRA and Citizens Bank of Massachusetts.		10-Q	April 1, 2004	10.1
10.30	First Amendment to Loan Agreement, dated as of March 29, 2005, by and between CRA and Citizens Bank of Massachusetts.		8-K	April 1, 2005	10.1
10.31	Second Amendment to Loan Agreement, dated as of June 20, 2005, by and between CRA and Citizens Bank of Massachusetts.		8-K	June 24, 2005	10.1
10.32	Third Amendment to Loan Agreement, dated as of April 17, 2006, by and between CRA and Citizens Bank of Massachusetts.		8-K	April 19, 2006	10.1
10.33	Fourth Amendment to Loan Agreement, dated as of July 25, 2006, by and between CRA and Citizens Bank of Massachusetts.		8-K	July 26, 2006	10.1
10.34	Fifth Amendment to Loan Agreement, dated as of May 16, 2007, by and between CRA and Citizens Bank of Massachusetts.		8-K	May 22, 2007	10.1
10.35	Sixth Amendment to Loan Agreement, dated as of August 18, 2009, by and between CRA International, Inc. and RBS Citizens, N.A.		8-K	August 19, 2009	10.1

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
10.36	Seventh Amendment to Loan Agreement, dated as of January 11, 2011, by and between CRA International, Inc. and RBS Citizens, N.A.		8-K	January 13, 2011	10.1
10.37	First Amendment to Revolving Note, dated as of March 29, 2005, by and between CRA and Citizens Bank of Massachusetts.		8-K	April 1, 2005	10.2
10.38	Second Amendment to Revolving Note, dated as of June 20, 2005, by and between CRA and Citizens Bank of Massachusetts.		8-K	June 24, 2005	10.2
10.39	Third Amendment to Revolving Note, dated as of May 16, 2007, by and between CRA and Citizens Bank of Massachusetts.		8-K	May 22, 2007	10.2
10.40	Fourth Amendment to Revolving Note, dated as of August 18, 2009, by and between CRA International, Inc. and RBS Citizens, N.A.		8-K	August 19, 2009	10.2
10.41	Fifth Amendment to Revolving Note, dated as of January 11, 2011 by and between CRA International, Inc. and RBS Citizens, N.A.		8-K	January 13, 2011	10.2
10.42	Stock Pledge Agreement dated as of January 14, 2004 between CRA and Citizens Bank of Massachusetts.		10-Q	April 1, 2004	10.2
10.43	First Amendment to Stock Pledge Agreement, dated as of June 20, 2005, by and between CRA and Citizens Bank of Massachusetts.		8-K	June 24, 2005	10.1
14.1	CRA International, Inc. Code of Business Conduct and Ethics, as amended.		8-K	July 7, 2010	99.1
21.1	Subsidiaries.	X
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.	X
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer.	X
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer.	X
32.1	Section 1350 certification.	X

*
Management contract or compensatory plan.

CRA INTERNATIONAL, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of CRA International, Inc.

        We have audited the accompanying consolidated balance sheets of CRA International, Inc. and subsidiaries as of January 1, 2011, November 27, 2010, and November 28, 2009, and the related consolidated statements of operations, cash flows and shareholders' equity for the five-week period ended January 1, 2011 and for each of the fiscal years in the three-year period ended November 27, 2010. In connection with our audit of the consolidated financial statements, we have also audited the related financial statement schedules for the five-week transition period ended January 1, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CRA International, Inc. and subsidiaries as of January 1, 2011, November 27, 2010, and November 28, 2009, and the consolidated results of their operations and their cash flows for the five-week period ended January 1, 2011 and for each of the fiscal years in the three-year period ended November 27, 2010, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CRA International, Inc.'s internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 10, 2011 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

        As discussed in note 1 to the consolidated financial statements, CRA International, Inc. adopted ASC Topic 470-20, Debt (formerly FASB Staff Position No. Accounting Principles Board Opinion 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), effective November 29, 2009.

/s/ KPMG LLP

Boston, Massachusetts
February 10, 2011

CRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Transition Period	Year Ended
	January 1, 2011 (5 weeks)	November 27, 2010 (52 weeks)	November 28, 2009 (52 weeks) (as adjusted)	November 29, 2008 (53 weeks) (as adjusted)
	(In thousands, except per share data)
Revenues	$22,250	$287,424	$301,639	$376,751
Costs of services	16,400	197,140	199,861	251,263

Gross profit	5,850	90,284	101,778	125,488
Selling, general and administrative expenses	6,144	73,900	76,124	92,797
Depreciation and amortization	506	5,983	8,521	12,699

Income (loss) from operations	(800)	10,401	17,133	19,992
Interest income	29	361	451	3,132
Interest expense	(147)	(3,356)	(4,381)	(5,252)
Gain (loss) on extinguishment of convertible debentures	—	(669)	(134)	448
Other income (expense)	(28)	(504)	44	1,444

Income (loss) before benefit (provision) for income taxes and equity method investment loss	(946)	6,233	13,113	19,764
Benefit (provision) for income taxes	288	(4,273)	(7,422)	(13,251)

Income (loss) before equity method investment loss	(658)	1,960	5,691	6,513
Equity method investment loss, net of tax	—	—	—	(363)

Net income (loss)	(658)	1,960	5,691	6,150
Net loss attributable to noncontrolling interest, net of tax	32	626	617	36

Net income (loss) attributable to CRA International, Inc.	$(626)	$2,586	$6,308	$6,186

Net income (loss) per share attributable to CRA International, Inc.:
Basic	$(0.06)	$0.24	$0.59	$0.58

Diluted	$(0.06)	$0.24	$0.59	$0.57

Weighted average number of shares outstanding:
Basic	10,567	10,643	10,608	10,610

Diluted	10,567	10,773	10,718	10,904

See accompanying notes to the consolidated financial statements.

CRA INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	January 1, 2011	November 27, 2010	November 28, 2009
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$87,505	$74,218	$82,806
Short-term investments	—	6,265	23,678
Accounts receivable, net of allowances of $7,036 at January 1, 2011, $6,946 at November 27, 2010, and $6,812 at November 28, 2009	55,806	59,497	60,200
Unbilled services	26,889	34,738	28,022
Prepaid expenses and other assets	10,597	11,742	18,381
Deferred income taxes	11,233	11,143	16,695

Total current assets	192,030	197,603	229,782
Property and equipment, net	17,618	17,745	19,050
Goodwill	140,681	141,166	141,964
Intangible assets, net of accumulated amortization of $5,543 at January 1, 2011, $5,470 at November 27, 2010, and $5,205 at November 28, 2009	3,147	3,259	6,162
Deferred income taxes, net of current portion	3	3	63
Other assets	13,886	13,923	25,090

Total assets	$367,365	$373,699	$422,111

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,539	$12,856	$13,425
Accrued expenses	49,358	54,420	56,951
Deferred revenue and other liabilities	6,187	5,638	7,002
Deferred income taxes	28	28	125
Current portion of convertible debentures payable	21,651	21,601	—
Current portion of deferred rent	3,080	3,106	3,495
Current portion of notes payable	450	450	700
Current portion of deferred compensation	204	151	889

Total current liabilities	91,497	98,250	82,587
Notes payable, net of current portion	2,069	2,211	2,405
Convertible debentures payable	—	—	60,289
Deferred rent and other non-current liabilities	11,165	10,238	10,469
Deferred compensation and other non-current liabilities	98	69	1,524
Deferred income taxes, net of current portion	7,112	6,511	9,122
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—	—
Common stock, no par value; 25,000,000 shares authorized; 10,567,052 shares issued and outstanding at January 1, 2011 and November 27, 2010 and 10,639,249 shares issued and outstanding at November 28, 2009	103,067	103,121	102,392
Receivables from shareholders	(1,400)	(1,561)	(1,854)
Retained earnings	158,749	159,375	156,789
Accumulated other comprehensive loss	(5,662)	(5,207)	(3,215)

Total CRA International, Inc. shareholders' equity	254,754	255,728	254,112
Noncontrolling interest	670	692	1,603

Total shareholders' equity	255,424	256,420	255,715

Total liabilities and shareholders' equity	$367,365	$373,699	$422,111

See accompanying notes to the consolidated financial statements.

CRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Transition Period	Year Ended
	January 1, 2011 (5 weeks)	November 27, 2010 (52 weeks)	November 28, 2009 (52 weeks) (as adjusted)	November 29, 2008 (53 weeks) (as adjusted)
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$(658)	$1,960	$5,691	$6,150
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of effect of acquired businesses:
Depreciation and amortization	652	5,710	7,830	9,393
Loss on disposal of property and equipment	—	266	894	3,148
Deferred rent	920	(536)	2,101	4,802
Deferred income taxes	485	3,294	6,378	(5,242)
Write down of goodwill and intangible assets	—	—	—	1,401
(Gain) loss on extinguishment of convertible debentures	—	669	134	(448)
Share-based compensation expenses	795	6,572	6,824	6,750
Excess tax benefits from share-based compensation	—	(53)	—	(137)
Noncash interest from discount on convertible debentures	50	1,177	1,457	1,752
Foreign currency exchange (gain) loss	—	—	390	(465)
Equity in losses in NeuCo	—	—	—	363
Changes in operating assets and liabilities:
Accounts receivable	3,642	(92)	10,270	16,188
Unbilled services	7,699	(7,102)	7,738	7,269
Prepaid expenses and other assets	324	7,266	(4,705)	(7,529)
Accounts payable, accrued expenses, and other liabilities	(6,372)	(5,510)	(23,274)	1,990

Net cash provided by operating activities	7,537	13,621	21,728	45,385
INVESTING ACTIVITIES:
Additional consideration relating to acquisitions, net	—	9,999	(15,682)	(1,730)
Purchase of property and equipment	(347)	(4,144)	(2,231)	(9,150)
Purchase of investments	—	(59,992)	(23,326)	—
Sale of investments	6,275	77,579	—	—
Payments on notes receivable	—	—	—	(3,785)
Collections on notes receivable	—	89	89	2,833
Proceeds from Australia divestiture	—	—	—	1,841
Increase in cash due to consolidation of NeuCo	—	—	—	1,565
Return on investment in NeuCo	—	—	—	1,765

Net cash provided by (used in) investing activities	5,928	23,531	(41,150)	(6,661)
FINANCING ACTIVITIES:
Issuance of common stock, principally stock options exercises	—	1,010	113	2,185
Collections of notes receivables from shareholders	—	—	—	105
Payments on notes payable	(150)	(550)	(489)	(226)
Extinguishment of convertible debentures	—	(40,401)	(16,501)	(9,050)
Tax withholding payment reimbursed by restricted shares	—	(1,072)	(757)	(720)
Excess tax benefits from share-based compensation	—	53	—	137
Repurchase of common stock	—	(4,473)	(93)	(11,817)
Repurchase of treasury stock by Neuco, Inc.	(17)	(450)	—	—

Net cash used in financing activities	(167)	(45,883)	(17,727)	(19,386)
Effect of foreign exchange rates on cash and cash equivalents	(11)	143	642	(541)
Net increase (decrease) in cash and cash equivalents	13,287	(8,588)	(36,507)	18,797
Cash and cash equivalents at beginning of period	74,218	82,806	119,313	100,516

Cash and cash equivalents at end of period	$87,505	$74,218	$82,806	$119,313

Noncash investing and financing activities:
Repurchase of shares in exchange for notes receivable by Neuco, Inc.	$—	$422	$280	$542

Notes payable issued for acquired businesses	$—	—	$834	$1,173

Supplemental cash flow information:
Cash paid for taxes	$25	$915	$1,939	$26,710

Cash paid for interest	$315	$2,298	$2,577	$2,887

See accompanying notes to the consolidated financial statements.

CRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock					CRA International, Inc. Shareholders' Equity
					Accumulated Other Comprehensive Income (Loss)
	Shares Issued	Amount	Receivable from Shareholder	Retained Earnings			Noncontrolling Interest	Total Shareholders' Equity
BALANCE AT NOVEMBER 24, 2007	10,763,942	$98,975	$(2,047)	$144,295	$11,480	$252,703		$252,703
Net income (loss)				6,186		6,186	$(36)	6,150
Foreign currency translation adjustment					(19,467)	(19,467)		(19,467)

Comprehensive income (loss)				6,186	(19,467)	(13,281)	(36)	(13,317)
Exercise of stock options	96,794	2,185				2,185		2,185
Share-based compensation expense for employees		6,267				6,267		6,267
Restricted shares vesting	55,435
Redemption of vested employee restricted shares for tax withholding	(8,520)	(720)				(720)		(720)
Tax benefit on stock option exercises and restricted share vesting		224				224		224
Notes receivable issued to shareholders			(242)			(242)		(242)
Payments received on notes receivable from shareholders			191			191		191
Shares repurchased	(370,265)	(11,817)				(11,817)		(11,817)
Shares issued for acquisition of business	15,046	542				542		542
Share-based compensation expense for non-employees		391				391		391
Convertible debenture extinguishment		436				436		436
Equity transactions of noncontrolling interest and effect of change in ownership interest in Neuco, Inc.							2,125	2,125

BALANCE AT NOVEMBER 29, 2008	10,552,432	$96,483	$(2,098)	$150,481	$(7,987)	$236,879	$2,089	$238,968
Net income (loss)				6,308		6,308	(617)	5,691
Foreign currency translation adjustment					4,772	4,772		4,772

Comprehensive income (loss)				6,308	4,772	11,080	(617)	10,463
Exercise of stock options	5,000	113				113		113
Share-based compensation expense for employees		6,452				6,452		6,452
Restricted shares vesting	107,794
Redemption of vested employee restricted shares for tax withholding	(33,091)	(757)				(757)		(757)
Tax deficit on stock option exercises and restricted share vesting		(556)				(556)		(556)
Notes receivable issued to shareholders			(85)			(85)		(85)
Payments received on notes receivable from shareholders			329			329		329
Shares repurchased	(4,087)	(93)				(93)		(93)
Shares issued for acquisition of business	11,201	280				280		280
Share-based compensation expense for non-employees		223				223		223
Convertible debenture extinguishment		247				247		247
Equity transactions of noncontrolling interest.							131	131

BALANCE AT NOVEMBER 28, 2009	10,639,249	$102,392	$(1,854)	$156,789	$(3,215)	$254,112	$1,603	$255,715
Net income (loss)				2,586		2,586	(626)	1,960
Foreign currency translation adjustment					(1,992)	(1,992)		(1,992)

Comprehensive income (loss)				2,586	(1,992)	594	(626)	(32)
Exercise of stock options	68,435	1,006				1,006		1,006
Share-based compensation expense for employees		6,358				6,358		6,358
Restricted shares vesting	137,622
Redemption of vested employee restricted shares for tax withholding	(43,484)	(1,072)				(1,072)		(1,072)
Tax deficit on stock option exercises and restricted share vesting		(1,131)				(1,131)		(1,131)
Notes receivable issued to shareholders			(77)			(77)		(77)
Payments received on notes receivable from shareholders			370			370		370
Shares repurchased	(234,770)	(4,473)				(4,473)		(4,473)
Share-based compensation expense for non-employees		91				91		91
Equity transactions of noncontrolling interest and effect of change in ownership interest in NeuCo, Inc.		(91)				(91)	(285)	(376)
Convertible debenture extinguishment		41				41		41

BALANCE AT NOVEMBER 27, 2010	10,567,052	103,121	(1,561)	159,375	(5,207)	255,728	692	256,420
Net income (loss)				(626)		(626)	(32)	(658)
Foreign currency translation adjustment					(455)	(455)		(455)

Comprehensive income (loss)				(626)	(455)	(1,081)	(32)	(1,113)
Share-based compensation expense for employees		774				774		774
Tax deficit on stock option exercises and restricted share vesting		(839)				(839)		(839)
Payments received on notes receivable from shareholders			161			161		161
Share-based compensation expense for non-employees		11				11		11
Equity transactions of noncontrolling interest.							10	10

BALANCE AT JANUARY 1, 2011	10,567,052	$103,067	$(1,400)	$158,749	$(5,662)	$254,754	$670	$255,424

See accompanying notes to the consolidated financial statements.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

Description of Business

        CRA International, Inc. (the "Company," or "CRA"), is a worldwide leading consulting services firm that applies advanced analytic techniques and in-depth industry knowledge to complex engagements for a broad range of clients. CRA offers services in two broad areas: litigation, regulatory, and financial consulting and management consulting. CRA operates in one business segment, which is consulting services. CRA operates its business under its registered trade name, Charles River Associates.

Fiscal Year Change

        On December 17, 2010, the Company's Board of Directors approved a change in the Company's fiscal year end from the last Saturday in November to the Saturday nearest December 31 of each year. The fiscal year change is effective beginning with the 2011 fiscal year, which began January 2, 2011 and will end December 31, 2011. As a result of the change, the Company had a five-week period which began November 28, 2010 and ended January 1, 2011 ("transition period"). The audited results of the five-week transition period are presented herein. The fiscal year change was not effective until after the completion of the 2010 fiscal year. Therefore, the prior year comparative financial and other information reported in the financial statements herein continues to be presented based on the Company's prior fiscal year end calendar.

        CRA's fiscal years that ended on the last Saturday in November would periodically contain 53 weeks rather than 52 weeks. Fiscal 2010 and fiscal 2009 were 52-week years and fiscal 2008 was a 53-week year.

Basis of Presentation

        During the first quarter of fiscal 2010, the Company adopted two accounting standards for: (1) noncontrolling interests disclosures and (2) convertible debt instruments that allow for either mandatory or optional cash settlements. These standards required retrospective adjustments to prior period financial statements to conform to current accounting treatment.

        In December 2007, the FASB issued guidance included in Accounting Standard Codification ("ASC") Topic 810, "Consolidation" (formerly Statements of Financial Accounting Standards No. 160). ASC Topic 810 establishes accounting and reporting standards for noncontrolling interests (previously referred to as "minority interests") in a subsidiary and, for the deconsolidation of a subsidiary, to ensure consistency with the requirements of ASC Topic 805, "Business Combinations." ASC Topic 810 states that noncontrolling interests should be classified as a separate component of equity, and establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. Upon adoption, certain prior period amounts have been reclassified to conform to the current period financial statement presentation, including the reclassification of $1.6 million to shareholders' equity from non-current liabilities as of fiscal 2009.

        In May 2008, the FASB issued guidance included in ASC Topic 470-20, "Debt" (formerly FASB Staff Position No. Accounting Principles Board Opinion 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)"), which changes the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. The new provisions of ASC Topic 470-20 require the Company to recognize non-cash interest expense on the convertible senior subordinated debentures based on the

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

market rate for similar debt instruments without the conversion feature. Upon retroactive adoption of ASC 470-20, the Company recorded cumulative after tax adjustments for prior years of $6.4 million and $4.9 million, which represented a non-cash decrease in retained earnings as of November 28, 2009 and November 29, 2008, respectively. Also, the carrying amount of the convertible debentures was retroactively adjusted to reflect a discount of approximately $12.6 million and a reduction of deferred financing costs of approximately $0.5 million, with offsetting increases in common stock of approximately $6.9 million and deferred tax liability of $5.2 million as of the date of issuance.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. In addition, as more fully explained below, the consolidated financial statements include the Company's interest in NeuCo, Inc. ("NeuCo"). All significant intercompany accounts have been eliminated.

NeuCo Interest

        For the majority of fiscal 2008, the Company's interest in NeuCo was 36.4%. As such, the Company accounted for its investment in NeuCo under the equity method of accounting. During the fourth quarter of fiscal 2008, NeuCo acquired 100% of Rio Tinto Energy America Services Company's investment in NeuCo. As a result of this transaction, the Company's ownership interest in NeuCo increased to 49.15%. During fiscal 2010, NeuCo acquired $0.9 million of its outstanding shares. As a result of this transaction, the Company's ownership interest in NeuCo increased from 49.15% to 55.89%. Since October of fiscal 2008, CRA's ownership interest has constituted control under GAAP. Therefore, NeuCo's financial results have been consolidated with CRA and the portion of NeuCo's results allocable to its other owners is shown as "noncontrolling interest." The increase in the Company's ownership in NeuCo during the second quarter of fiscal 2010 was accounted for as an adjustment to shareholders' equity in the accompanying consolidated financial statements.

        NeuCo's revenues included in the Company's consolidated statement of operations for the five-week transition period ended January 1, 2011, fiscal 2010, fiscal 2009, and fiscal 2008 totaled approximately $0.4 million, $6.4 million, $8.9 million, and $0.8 million, respectively. NeuCo's net loss included in the Company's consolidated statements of operations for the five-week transition period ended January 1, 2011, fiscal 2010, fiscal 2009, and fiscal 2008 totaled approximately $0.1 million, $1.3 million, $1.5 million, and $0.1 million, respectively. NeuCo's net loss, net of amounts allocable to its other owners, included in the Company's consolidated statements of operations for the five-week transition period ended January 1, 2011, fiscal 2010, fiscal 2009, and fiscal 2008 totaled $39,000, $0.7 million, $0.8 million, and $0.4 million, respectively.

        NeuCo's interim reporting schedule is based on calendar month-ends, and its fiscal year end is the last Saturday of November. Prior to CRA changing its fiscal year, the first three quarters of CRA's fiscal year could have included up to a three-week reporting lag between CRA's quarter end and the most recent financial statements available from NeuCo. Starting with the new fiscal year beginning January 2, 2011, CRA's quarterly results could include a few days reporting lag between CRA's quarter end and the most recent financial statements available from NeuCo. CRA does not believe that the reporting lag will have a significant impact on CRA's consolidated statements of operations or financial condition.

Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make significant estimates and judgments that affect the reported

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Reclassifications

        Certain amounts in prior periods' consolidated financial statements presented have been reclassified to conform to the current year's presentation, including, for fiscal 2009, certain amounts related to CRA's deferred rent have been reclassified from "deferred rent and other non-current liabilities" to "current portion of deferred rent". Refer to note 19 for further information regarding revisions to quarterly information.

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

        Most of CRA's revenue is derived from time-and-materials service contracts. Revenues from time-and-materials service contracts are recognized as services are provided based upon hours worked and contractually agreed-upon hourly rates, as well as indirect fees based upon hours worked.

        Revenues from the majority of the Company's fixed-price engagements are recognized on a proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. CRA derived 25.6%, 20.5%, 12.4%, and 8.3% of revenues from fixed-price engagements in the five-week transition period ended January 1, 2011, fiscal 2010, fiscal 2009, and fiscal 2008, respectively. Project costs are based on the direct salary of the consultants on the engagement plus all direct expenses incurred to complete the engagement that are not reimbursed by the client. The proportional performance method is used since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and terms set forth in the contract, and are indicative of the level of benefit provided to CRA's clients. Fixed-price contracts generally include a termination provision that

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

converts the agreement to a time-and-materials contract in the event of termination of the contract. CRA's management maintains contact with project managers to discuss the status of the projects and, for fixed-price engagements, management is updated on the budgeted costs and resources required to complete the project. These budgets are then used to calculate revenue recognition and to estimate the anticipated income or loss on the project. CRA has occasionally been required to commit unanticipated additional resources to complete projects, which have resulted in lower than anticipated income or losses on those contracts. CRA may experience similar situations in the future. Provisions for estimated losses on contracts are made during the period in which such losses become probable and can be reasonably estimated. To date, such losses have not been significant.

        Revenues also include reimbursable expenses, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. Reimbursable expenses are as follows (in thousands):

	Transition Period	Year Ended
	January 1, 2011 (5 weeks)	November 27, 2010 (52 weeks)	November 28, 2009 (52 weeks)	November 29, 2008 (53 weeks)
Reimbursable expenses	$2,936	$37,585	$43,961	$48,739

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

Cash Equivalents and Investments

        Cash equivalents consist principally of U.S. government obligations, funds holding only U.S. government obligations, money market funds, commercial paper, bankers' acceptances, and certificates of deposit with maturities of three months or less when purchased. Short-term investments generally consist of U.S. and Canadian government bonds and corporate obligations and have maturities of more than three months and less than one year when purchased. These short-term investments are expected to be held-to-maturity and are classified as such in the accompanying consolidated financial statements. The carrying amounts of these instruments classified as cash equivalents and short-term investments are stated at amortized cost, which approximates fair value. At January 1, 2011, CRA did not hold any short-term investments. At November 27, 2010, short-term investments included $4.5 million in commercial paper and $1.8 million in Canadian government bonds. At November 28, 2009, short-term investments included $19.0 million in U.S. government bonds and $4.7 million in Canadian government bonds.

        If a decline in fair value below the amortized cost basis of an investment is judged to be other-than-temporary, the cost basis of the investment is written down to fair value. For those investments for which the fair value of the investment is less than its amortized cost, the credit-related portion of other-than-temporary impairment losses is recognized in earnings while the noncredit-related

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

portion is recognized in other comprehensive income, net of related taxes. The Company does not intend to sell such investments, if any, and it is more likely than not that it will not be required to sell such investments prior to the recovery of its amortized cost basis less any current period credit losses. During the five-week transition period ended January 1, 2011, fiscal 2010, fiscal 2009, and fiscal 2008, the Company did not write-down any investment balances.

Fair Value of Financial Instruments

        The Company's financial instruments, including cash, cash equivalents, investments, accounts receivable, receivables from employees and non-employee experts, accounts payable, and accrued expenses, are carried at cost, which approximates their fair value because of the short-term maturity of these instruments or the stated interest rates are indicative of market interest rates. The carrying value of the Company's convertible debentures payable was $21.7 million as of January 1, 2011. The fair value of the Company's convertible debentures payable based upon dealer quotes at January 1, 2011 was approximately $21.7 million.

Goodwill

        In accordance with ASC Topic 350, "Intangibles—Goodwill and Other", goodwill is not subject to amortization, but is monitored at least annually for impairment, or more frequently, as necessary, if there are other indicators of impairment. For the Company's goodwill impairment analysis, the Company operates under one reporting unit. Any impairment would be measured based upon the fair value of the related asset. Under ASC Topic 350, in performing the first step of the goodwill impairment testing and measurement process, the Company compares its entity-wide estimated fair value to net book value to identify potential impairment. Management estimates the entity-wide fair value utilizing the Company's market capitalization, plus an appropriate control premium. Market capitalization is determined by multiplying the shares outstanding on the assessment date by the average market price of CRA's common stock over a reasonable period of time based upon management's judgment. The Company has utilized a control premium which considers appropriate industry, market and other pertinent factors, including indications of such premiums from data on recent acquisition transactions. If the fair value of the reporting unit is less than the book value, the second step is performed to determine if goodwill is impaired. If the Company determines through the impairment evaluation process that goodwill has been impaired, an impairment charge would be recorded in the consolidated statement of operations. The Company completed the annual impairment test required during the fourth quarter of fiscal 2010 and determined that there was no impairment. The Company continues to closely monitor its market capitalization. If the Company's market capitalization, plus an estimated control premium, is below its carrying value for a period considered to be other-than-temporary, it is possible that the Company may be required to record an impairment of goodwill either as a result of the annual assessment that the Company conducts in the fourth quarter of each fiscal year, or in a future quarter if an indication of potential impairment is evident. A non-cash goodwill impairment charge would have the affect of decreasing the Company's earnings in such period.

Intangible Assets

        Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their estimated useful lives. Intangible assets consist principally of non-competition agreements, which are amortized on a straight line basis over the related estimated lives of the agreements of eight to ten years, as well as customer relationships, customer lists, developed technology, and trademarks, which are generally amortized on a straight-line basis over their remaining useful lives of four to ten years.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        If CRA determines that an impairment review is required, CRA would review the expected future undiscounted cash flows to be generated by the assets or asset groups. If CRA determines that the carrying value of long-lived assets or asset groups may not be recoverable, CRA would measure any impairment based on a projected discounted cash flow method using a discount rate determined by CRA to be commensurate with the risk inherent in CRA's current business model. If impairment is indicated through this review, the carrying amount of the assets would be reduced to their estimated fair value.

Concentration of Credit Risk

        The Company's billed and unbilled receivables consist of a broad range of clients in a variety of industries located throughout the U.S. and in other countries. The Company performs a credit evaluation of its clients to minimize its collectability risk. Periodically, the Company will require advance payment from certain clients. However, the Company does not require collateral or other security. Historically, the Company has not experienced significant write-offs. The Company maintains accounts receivable allowances for estimated losses resulting from a clients' failure to make required payments. The Company bases its estimates on historical collection experience, current trends, and credit policy. In determining these estimates, CRA examines historical write-offs of its receivables and reviews client accounts to identify any specific customer collection issues. If the financial condition of

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CRA's customers were to deteriorate, resulting in an impairment of their ability or intent to make payment, additional allowances may be required.

        A rollforward of the accounts receivable allowances is as follows:

	Transition Period	Fiscal Year
	January 1, 2011	2010	2009
	(In thousands)
Balance at beginning of period	$6,946	$6,812	$10,715
Change related to NeuCo	—	13	11
Additions charged to revenues	646	2,733	4,765
Amounts written off	(556)	(2,612)	(8,679)

Balance at end of period	$7,036	$6,946	$6,812

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

        For share-based awards granted to non-employee experts, CRA accounts for the compensation under variable accounting in accordance with ASC Topic 718 and ASC Topic 505-50, "Equity-Based Payments to Non-Employees" (formerly Emerging Issues Task Force 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services"), and recognizes the cost over the related vesting period.

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

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. CRA includes accrued interest and penalties, if any, related to uncertain tax positions in income tax expense.

Foreign Currency Translation

        Balance sheet accounts of the Company's foreign subsidiaries are translated into U.S. dollars at year-end exchange rates and operating accounts are translated at average exchange rates for each year. The resulting translation adjustments are recorded in shareholders' equity as a component of accumulated other comprehensive income (loss). Foreign currency transactions are translated at current exchanges rates, with adjustments recorded in the statement of operations. The effect of transaction gains and losses recorded in income amounted to a gain of $47,000 during the five-week transition period ended January 1, 2011, a loss of $0.5 million for fiscal 2010, a gain of $44,000 for fiscal 2009, and a gain of $1.4 million for fiscal 2008.

2.     Business Acquisition

        On June 9, 2009, the Company acquired substantially all of the assets of Marakon Associates, a leading strategy consulting firm known for pioneering value-based management. Under the terms of the transaction, CRA acquired substantially all of the assets of Marakon Associates, including certain intangible assets, accounts receivable, and all client projects underway at the time. As a result of this acquisition, CRA added 48 employee consultants, who are based in CRA's London, Chicago, and New York offices. The acquisition was not material. The acquisition has been accounted for under the purchase method of accounting, and the results of operations have been included in the accompanying statements of operations from the date of acquisition.

3.     Goodwill and Intangible Assets

        The changes in the carrying amount of goodwill for the five-week transition period ended January 1, 2011, fiscal 2010 and fiscal 2009 are as follows (in thousands):

Balance at November 29, 2008	$138,772
Goodwill adjustments related to acquisitions completed in fiscal 2009 and fiscal 2005	2,235
Goodwill adjustments related to NeuCo	(1,071)
Effect of foreign currency translation and other adjustments	2,028

Balance at November 28, 2009	$141,964

Goodwill adjustments related to acquisitions	(84)
Goodwill adjustments related to NeuCo	1,191
Effect of foreign currency translation and other adjustments	(1,905)

Balance at November 27, 2010	$141,166

Goodwill adjustments related to sale of Asia-Pacific based Energy practice	(39)
Effect of foreign currency translation and other adjustments	(446)

Balance at January 1, 2011	$140,681

        On December 13, 2010, the Company sold its Asia-Pacific based Energy practice. The amount of goodwill allocated to the sale was approximately $39,000, which along with assets and liabilities sold, resulted in a pre-tax loss of $0.1 million.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In addition, in fiscal 2010 and fiscal 2009, the Company sold select practice areas. The amount of goodwill allocated to the sales in fiscal 2010 and fiscal 2009 were $0.2 million and $0.2 million, respectively. The sales in fiscal 2010 and fiscal 2009 resulted in pre-tax losses of $0.3 million and $0.1 million, respectively.

        On March 24, 2008, the Company sold the majority of its Australian-based operations. The amount of goodwill allocated to the sale was approximately $0.7 million, which along with certain business assets and certain liabilities associated with the Company's Australian competition practice was sold for approximately $1.9 million and a loss of $0.5 million was realized. The Company also assessed its intangible assets in Australia for impairment and recorded expenses of $0.9 million for the write-off of intangible assets in selling, general and administrative expenses in the consolidated statement of operations during fiscal 2008.

        The net amount of goodwill as of January 1, 2011, November 27, 2010, and November 28, 2009 includes the following amounts (in thousands):

	January 1, 2011	November 27, 2010	November 28, 2009
Goodwill attributable to the acquisition of Marakon	$990	$990	$1,075
Goodwill attributable to NeuCo	4,588	4,588	3,396
Goodwill attributable to acquisitions that occurred prior to fiscal 2007	135,103	135,588	137,493

Goodwill balance	$140,681	$141,166	$141,964

        Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives.

        The components of acquired identifiable intangible assets are as follows (in thousands):

	January 1, 2011	November 27, 2010	November 28, 2009
Non-competition agreements, net of accumulated amortization of $2,363, $2,333, and $1,929, respectively	$1,877	$1,930	$2,421
Customer relationships, net of accumulated amortization of $2,120, $2,092, and $1,424, respectively	1,209	1,254	1,904
Other intangible assets, net of accumulated amortization of $1,060, $1,045, and $1,852, respectively	61	75	1,837

	$3,147	$3,259	$6,162

        The decrease in intangible assets from fiscal 2009 to fiscal 2010 was due to amortization and a decrease of $1.6 million in the intangibles acquired from NeuCo.

        Amortization of intangible assets was $0.1 million, $1.0 million, $1.4 million, and $2.4 million in the five-week transition period ended January 1, 2011, fiscal 2010, fiscal 2009, and fiscal 2008,

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

respectively. Amortization of intangible assets held at January 1, 2011 for the next five fiscal years is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
2011	$726
2012	702
2013	700
2014	599
2015	269

$2,996

4.     Property and Equipment

        Property and equipment consist of the following:

	January 1, 2011	November 27, 2010	November 28, 2009
	(In thousands)
Computer, office equipment and software	$18,946	$18,737	$16,596
Leasehold improvements	24,815	24,926	27,115
Furniture	9,364	9,376	10,001

	53,125	53,039	53,712
Accumulated depreciation and amortization	(35,507)	(35,294)	(34,662)

	$17,618	$17,745	$19,050

        Depreciation expense, including amounts recorded in costs of services, was $0.4 million, $5.2 million, $7.4 million, and $10.7 million in the five-week transition period ended January 1, 2011, fiscal 2010, fiscal 2009, and fiscal 2008, respectively.

5.     Accrued Expenses

        Accrued expenses consist of the following:

	January 1, 2011	November 27, 2010	November 28, 2009
	(In thousands)
Compensation and related expenses	$42,762	$47,553	$47,010
Payable to former shareholders	—	—	885
Income taxes payable	1,185	1,165	1,254
Accrued interest	71	356	859
Other	5,340	5,346	6,943

	$49,358	$54,420	$56,951

6.     Asset Retirement Obligations

        CRA records asset retirement obligations for which the liability's fair value can be reasonably estimated. CRA recognizes asset retirement obligations related to lease restoration obligations if required by a lease agreement. The asset retirement obligations consist primarily of the costs associated

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

with restoring leased space to the condition it was in prior to CRA's occupancy or to pay the landlord for the cost to do so.

        The changes in the carrying amount of asset retirement obligations as of January 1, 2011, fiscal 2010, and fiscal 2009 are as follows (in thousands):

Balance at November 29, 2008	$806
Accretion	35
Effect of foreign currency translation	40

Balance at November 28, 2009	881
Accretion	34
Adjustments	15
Effect of foreign currency translation	(30)

Balance at November 27, 2010	900
Accretion	3
Adjustments	(5)
Effect of foreign currency translation	(8)

Balance at January 1, 2011	$890

        Asset retirement obligations are recorded within "accrued expenses" and "deferred rent and other non-current liabilities" on the balance sheet.

7.     Private Placement of Convertible Debt and Other Financing

        Private Placement of Convertible Debt.    In 2004, CRA completed a private placement of $90.0 million of 2.875% convertible senior subordinated debentures due in 2034. The debentures are CRA's direct, unsecured senior subordinated obligations and rank junior in right of payment to CRA's existing bank revolving line of credit and any future secured indebtedness that CRA may designate as senior indebtedness. Pursuant to the terms of the indenture governing the debentures, since the closing stock price did not equal or exceed the $50 per share contingent conversion trigger price for 20 out of the 30 consecutive trading days ended on November 27, 2010 and January 1, 2011, the market price conversion trigger was not satisfied and holders of the debentures were not able to exercise their right to convert the bonds during the five-week transition period ended January 1, 2011 and will not be able to exercise this right during the first quarter of fiscal 2011. This test is repeated each fiscal quarter. To date, no conversions have occurred.

        During fiscal 2010, the Company repurchased convertible debentures in the principal amount of $40.7 million, on the open market. During fiscal 2009 and fiscal 2008, the Company repurchased convertible debentures in the principal amount of approximately $27.5 million, on the open market. As of January 1, 2011, the principal amount of the convertible debentures totaled $21.9 million.

        The $21.7 million convertible debt balance as of January 1, 2011, represents the principal amount of $21.9 million, net of the unamortized debt discount totaling $0.2 million. The $21.6 million convertible debt balance as of November 27, 2010 represents the principal amount of $21.9 million, net of the unamortized debt discount totaling $0.3 million. The $60.3 million convertible debt balance as of November 28, 2009 represents the principal amount of $62.5 million, net of the unamortized debt discount totaling $2.2 million. The debt discount will be amortized through the second quarter of fiscal 2011. As of January 1, 2011, fiscal 2010, and fiscal 2009, the carrying amount of the common stock component of the convertible debentures was $7.7 million, $7.7 million, and $7.6 million, respectively, which is included in common stock.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The effective interest rates of the debentures for the five-week transition period ended January 1, 2011, fiscal 2010, and fiscal 2009 were 5.7%, 5.6%, and 5.5%, respectively.

        For the five-week transition period ended January 1, 2011, fiscal 2010, and fiscal 2009, the contractual interest, amortization of prepaid debt issuance costs, and amortization of the discount included in interest expense was $0.1 million, $2.9 million, and $4.0 million, respectively.

        The Company has a $60.0 million revolving line of credit to mitigate the potential liquidity risk, and to provide funding if required, in the event of conversion by the debenture holders. The amounts available under the bank revolving line of credit are constrained by various financial covenants and reduced by certain letters of credit outstanding. CRA believes that in the event the contingent conversion trigger price is met, it is unlikely that a significant percentage of bondholders will exercise their right to convert because the debentures have traded at a premium over their conversion value. Due to the potential redemption of the debentures as early as June 2011, CRA has classified the remaining $21.7 million convertible debt as a current liability as of January 1, 2011, in the accompanying consolidated balance sheet. In addition, the line of credit gives CRA additional flexibility to meet any unforeseen financial requirements.

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

        The contingent interest feature included in the debenture represents an embedded derivative that must be recorded at fair value. The Company has determined that the fair value of the contingent interest feature is de minimis as of January 1, 2011, based upon economic, market and other conditions in effect as of this date. There are no other embedded derivatives associated with the Company's convertible debentures.

        The Company has agreed with the debenture holders to reserve the maximum number of shares of common stock that may be issued upon conversion of the debentures.

        Borrowings under the Revolving Line of Credit.    CRA has a senior loan agreement with RBS Citizens, N.A. Subject to the terms of the agreement, CRA may use borrowings under this line of credit for acquisition financing, working capital, general corporate purposes, letters of credit, and foreign exchanges contracts. The available line of credit is reduced, as necessary, to account for certain letters of credit outstanding and may be limited if the Company violates the covenants. As of January 1, 2011, there were no amounts outstanding under this line of credit and $4.0 million in letters of credit were outstanding, which reduces the line of credit available. The letters of credit support minimum future lease payments under leases for office space and bonds required per the terms of certain project proposals and contracts.

        On January 11, 2011, the Company amended its loan agreement dated as of January 14, 2004 with RBS Citizens, N.A. The amendment extended the termination date of the agreement from April 30, 2012 to April 30, 2014, changed the calculation of interest on borrowings using margins above LIBOR that range from 1.75% to 2.75% (a decrease from the prior range of 2% to 3.5%), relaxed the agreement's financial ratio covenants and broadened certain exceptions to the agreement's covenants against certain dispositions, indebtedness and acquisitions, and added change of control as an event of

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

default under the agreement. Borrowings under the credit facility are secured by 100% of the stock of certain of CRA's U.S. subsidiaries and 65% of the stock of CRA's foreign subsidiaries, which represents approximately $56.5 million in net assets as of January 1, 2011.

        As of January 1, 2011, the Company was in compliance with the covenants under the agreement with the bank.

8.     Employee Benefit Plans

        The Company maintains qualified defined-contribution plans under Section 401(k) of the Internal Revenue Code, covering substantially all U.S. employees who meet specified age and service requirements. Company contributions are made at the discretion of the Company, and cannot exceed the maximum amount deductible under applicable provisions of the Internal Revenue Code. Company contributions under these plans amounted to approximately $0.2 million, $2.2 million, $2.2 million, and $2.7 million, for the five-week transition period ended January 1, 2011, fiscal 2010, fiscal 2009, and fiscal 2008, respectively.

9.     Leases

        At January 1, 2011, the Company had the following minimum rental commitments for office space and equipment leases, all of which are under non-cancelable operating leases (in thousands):

Fiscal Year	Rental Commitments
2011	$15,071
2012	14,779
2013	14,605
2014	14,919
2015	8,490
Thereafter	5,584

$73,448
Future minimum rentals under sublease arrangements	(8,363)

$65,085

        Certain office leases contain renewal options which the Company may exercise at its discretion, which were not included in the amounts above. Rent expense was approximately $1.3 million for the five-week transition period ended January 1, 2011, $15.7 million in fiscal 2010, $17.2, million in fiscal 2009, and $19.6 million in fiscal 2008. Included in rent expense is $2.1 million, $1.6 million, and $2.7 million in restructuring charges in fiscal 2010, fiscal 2009, and fiscal 2008, respectively.

        The Company is party to standby letters of credit with its bank in support of the minimum future lease payments under leases for office space amounting to $0.5 million as of January 1, 2011.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   Net Income (Loss) Per Share

        Basic net income (loss) per share represents net income divided by the weighted average shares of common stock outstanding during the period. Diluted net income per share represents net income divided by the weighted average shares of common stock and common stock equivalents, if applicable, outstanding during the period. Common stock equivalents arise from stock options, unvested restricted shares, and shares underlying CRA's debentures using the treasury stock method. Under the treasury stock method, the amount the Company will receive for the share awards, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in common stock when the award becomes deductible are assumed to be used to repurchase shares at the average share price for each fiscal period. A reconciliation of basic to diluted weighted average shares of common stock outstanding is as follows (in thousands):

		Fiscal Year
	Transition Period
		2010	2009	2008
Basic weighted average shares outstanding	10,567	10,643	10,608	10,610
Common stock equivalents:
Stock options and restricted stock	—	130	110	237
Shares underlying the debentures	—	—	—	57

Diluted weighted average shares outstanding	10,567	10,773	10,718	10,904

        For the five-week transition period ended January 1, 2011, all common stock equivalents were excluded from the calculation of diluted weighted average shares outstanding because they were anti-dilutive and amounted to 1,244,708 share based awards. The anti-dilutive share based awards include approximately 174,000 common stock equivalents that would have been included in the diluted weighted average shares outstanding if the Company had net income.

        Since CRA is obligated to settle the par value of the convertible debentures in cash, the Company is not required to include any shares underlying the convertible debentures in its diluted weighted average shares outstanding until the average stock price per share for the quarter exceeds the $40 conversion price and only to the extent of the additional shares CRA may be required to issue in the event CRA's conversion obligation exceeds the principal amount of the debentures converted. At such time, only the number of shares that would be issuable (under the "treasury" method of accounting for share dilution) are included, which is based upon the amount by which the average stock price exceeds the conversion price. Based on 547,000 shares underlying the convertible debentures as of January 1, 2011, for the first $1 per share that CRA's average stock price exceeds the $40 conversion price of the debentures, CRA will include 13,341 additional shares in CRA's diluted share count. For the second $1 per share that CRA's average stock price exceeds the $40 conversion price, CRA will include an additional 12,707 shares, for a total of 26,048 shares (or 13,024 shares per $1 increase in CRA's average stock price) added to CRA's diluted share count, and so on, with the additional shares' dilution falling for each $1 per share that CRA's average stock price exceeds $40 if the stock price rises further above $40 (see table below).

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

"TREASURY" METHOD OF ACCOUNTING FOR SHARE DILUTION

Conversion Price:	$40
Number of Underlying Shares:	547,000

Formula:	Number of extra dilutive shares created = ((Stock Price - Conversion Price) * Underlying Shares)/Stock Price
Condition:	Only applies when share price exceeds $40

Stock Price	Conversion Price	Price Difference	Include in Share Count	Per $1 Share Dilution
$40.	$40.	$0.	—	—
$41.	$40.	$1.	13,341	13,341
$42.	$40.	$2.	26,048	13,024
$45.	$40.	$5.	60,778	12,156
$50.	$40.	$10.	109,400	10,940
$55.	$40.	$15.	149,182	9,945
$60.	$40.	$20.	182,333	9,117
$65.	$40.	$25.	210,385	8,415
$70.	$40.	$30.	234,429	7,814

        The average stock price for fiscal year ended November 27, 2010 was $22 per share. For the fiscal year ended November 27, 2010, there were no diluted weighted average shares outstanding for the underlying debentures because the average stock price was below $40 for each fiscal quarter of fiscal 2010. The average stock price for fiscal year ended November 28, 2009 was $25 per share. For the fiscal year ended November 28, 2009, there were no diluted weighted average shares outstanding for the underlying debentures because the average stock price was below $40 for each fiscal quarter of fiscal 2009. The average stock price for the fiscal year ended November 29, 2008 was $36 per share. Included in the diluted weighted average shares outstanding for the fiscal year ended November 29, 2008 were 57,000 shares underlying the debentures because the average stock price for the twelve weeks ended February 15, 2008 was $45, while in the remaining quarters of fiscal 2008, the average stock price was below $40. In addition, the number of shares underlying the debentures for the twelve weeks ended February 15, 2008 was based on 2,250,000 shares underlying the convertible debentures.

        For the years ended November 27, 2010, November 28, 2009, and November 29, 2008, the anti-dilutive share-based awards were 1,047,146, 977,954, and 632,452, respectively.

11.   Common Stock

        Issuances of Common Stock in Connection with Business Acquisitions.    The Company issued common stock in connection with the acquisitions completed in fiscal 2009 and fiscal 2008. The following is a summary of common stock issued in connection with business acquisitions including shares issued pursuant to earn-out arrangements:

	Fiscal Year
Issuance	2009	2008
	(in thousands, except share data)
Shares	11,201	15,046
Amount	$280	$542

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The restricted shares issued in connection with these acquisitions vest over four years and are held in escrow.

        Share-Based Compensation.    Approximately $0.8 million, $6.4 million, $6.5 million, and $6.3 million of share-based compensation expense was recorded in the five-week transition period ended January 1, 2011, fiscal 2010, fiscal 2009, and fiscal 2008, respectively, as an increase to common stock for share-based payment awards made to the Company's employees and directors, based on the estimated grant date fair values of stock options and restricted stock awards vesting during the period.

        CRA also recorded $11,000, $0.1 million, $0.2 million, and $0.4 million for the five-week transition period ended January 1, 2011, fiscal 2010, fiscal 2009, and fiscal 2008, respectively, in shared-based compensation expense for grants to non-employee experts.

        Restricted Share Vesting.    In fiscal 2010, fiscal 2009 and fiscal 2008, 137,622, 107,794, and 55,435 restricted shares vested, respectively. CRA redeemed 43,484, 33,091, and 8,520 of the restricted shares that vested from the holders in order to pay $1.1 million, $0.8 million, and $0.7 million of employee tax withholdings. No restricted shares vested during the five-week transition period ended January 1, 2011.

        Common Stock Repurchases and Retirements.    In July 2006 and June 2007, the Company announced that its Board of Directors authorized a multi-year stock repurchase program of up to a total of 500,000 and 1,500,000 shares of its common stock, respectively. In July 2010, the Company announced that its Board of Directions authorized to expand the repurchase program by up to $5 million of its common stock. During fiscal 2010, the Company repurchased 224,451 shares of its common stock under the stock repurchase programs at an aggregate price of approximately $4.2 million. During fiscal 2008, the Company repurchased 369,047 shares of its common stock under the stock repurchase programs at an aggregate price of approximately $11.8 million. In addition, during fiscal 2010, fiscal 2009, and fiscal 2008, the Company repurchased 10,319, 4,087, and 1,218 shares of its common stock from non-employee experts or employees, respectively, based on the contractual right of first purchase contained in the shareholders' stock purchase agreement with the Company.

        Exercise of Stock Options.    During fiscal 2010, 68,435 options were exercised for $1.0 million of proceeds. During fiscal 2009, 5,000 options were exercised for $0.1 million of proceeds. During fiscal 2008, 96,794 options were exercised for $2.2 million of proceeds. No stock options were exercised during the five-week transition period ended January 1, 2011.

        Tax Benefit (Deficit) on Stock Option Exercises and Restricted Share Vesting.    The Company recorded a tax deficit on stock options exercises and restricted share vestings of $0.8 million as a decrease to its common stock in the five-week transition period ended January 1, 2011. The Company recorded a tax deficit on stock options exercises and restricted share vestings of $1.1 million as a decrease to its common stock in fiscal 2010. The Company recorded a tax deficit on stock option exercises and restricted share vestings of $0.6 million as a decrease to common stock in fiscal 2009. The Company recorded a tax benefit on stock option exercises and restricted shares vestings of $0.2 million as an increase to common stock in fiscal 2008.

        Convertible Debenture Extinguishment.    The Company recorded $41,000, $0.2 million, and $0.4 million as increases to common stock in fiscal 2010, fiscal 2009, and fiscal 2008, respectively, related to the repurchase of convertible debentures.

12.   Share-Based Compensation

        CRA recorded $0.8 million, $6.5 million, $6.6 million, and $6.3 million of compensation expense for the five-week transition period ended January 1, 2011, fiscal 2010, fiscal 2009, and fiscal 2008, respectively, for share-based payment awards consisting of stock options and restricted stock awards

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

issued based on the estimated grant date fair values. Compensation expense, net of tax, was $0.5 million, $3.9 million, $4.0 million, and $4.0 million in the five-week transition period ended January 1, 2011, fiscal 2010, fiscal 2009, and fiscal 2008, respectively, for share-based payment awards made to the Company's employees and directors consisting of stock options and restricted stock awards issued based on the estimated fair values. In addition, the Company recorded $11,000, $0.1 million, $0.2 million, and $0.4 million of share-based compensation expense during the five-week transition period ended January 1, 2011, fiscal 2010, fiscal 2009, and fiscal 2008, respectively, for share-based payment awards consisting of stock options and restricted share awards issued to non-employees.

        The weighted average fair market value using the Black-Scholes option-pricing model of the options granted was $9.21, $7.78, and $13.30 for fiscal 2010, fiscal 2009, and fiscal 2008, respectively. There were no options granted during the transition period. The fair market value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Year
	2010	2009	2008
Risk-free interest rate	1.2%	2.1%	2.9%
Expected volatility	51%	48%	45%
Weighted average expected life (in years)	5.00	4.50	4.00
Expected dividends	—	—	—

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

        CRA maintains share-based compensation plans that use restricted stock, stock options and an employee stock purchase plan to provide incentives to its directors, employees and independent contractors. CRA's Amended and Restated 2006 Equity Incentive Plan (the "2006 Incentive Plan") authorizes the grant of a variety of incentive and performance awards to its directors, employees and independent contractors, including incentive stock options, nonqualified stock options, restricted stock awards, restricted stock unit awards, performance awards and other share-based awards. The "fungibility ratio," the rate at which each share of CRA's common stock that is underlying any award other than a stock option counts against the maximum number of shares issuable under the 2006 Incentive Plan, increased from 1.8 to 2.2 during fiscal 2008 and decreased from 2.2 to 1.83 in fiscal 2010. The grant of restricted share and unit awards through March 12, 2008 counted as the grant of 1.8 shares of common stock available under the plan for each share of common stock subject to the award, the grant of restricted share and unit awards from March 12, 2008 to April 29, 2010 counted as the grant of 2.2 shares of common stock available under the plan for each share of common stock subject to the award, and restricted share and unit awards granted on or after April 30, 2010 count as a grant of 1.83 shares of common stock available under the plan for each share of common stock subject to the award. A maximum of 2,832,333 shares of common stock are issuable under the 2006 Incentive Plan, which includes 658,333 shares that remained available for future awards under the Company's 1998 Incentive and Nonqualified Stock Option Plan (the "1998 Plan") as of April 21, 2006. This amount may be increased by up to 341,667 shares to the extent that any stock options that have been issued under the 1998 Plan are forfeited or terminated after April 21, 2006. On April 30, 2010 the shareholders voted to increase the maximum number of shares issuable by 1,464,000.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        During fiscal 2009, the Company implemented a long-term incentive program ("LTIP") for certain key employees. Under this program, participants are eligible for stock options, restricted stock units, and performance based restricted stock units. The program is designed to reward key employees and provide participants the opportunity to share in the long-term growth of the Company. During fiscal 2009 and fiscal 2010, the Company granted options, restricted stock units, and performance based restricted stock units under this program. The awards were granted under the 2006 Incentive Plan and are included in the discussion below.

        The following is a rollforward of the maximum number of shares issuable under the 2006 Incentive Plan as of January 1, 2011:

	Actual Shares	Shares Using Fungibility Ratio
Maximum shares of common stock issuable under the 2006 Incentive Plan		2,832,333
Restricted shares or units granted/reserved through March 12, 2008	471,827	(849,289)
Restricted shares or units granted/reserved from March 12, 2008 to April 29, 2010	350,841	(771,850)
Restricted shares or units granted/reserved on or after April 30, 2010	359,797	(658,428)
Cancellation of restricted shares or units through March 12, 2008	84,915	152,847
Cancellation of restricted shares or units from March 12, 2008 to April 29, 2010	13,417	29,517
Cancellation of restricted shares or units on or after April 30, 2010	6,435	11,776
Options granted		(437,255)
Options cancelled		500,173
Options forfeited		10,000

Shares available for grant under the 2006 Incentive Plan		819,824

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

        During fiscal 2009, the Company adopted the 2009 Nonqualified Inducement Stock Option Plan. There are 250,000 shares available for issuance pursuant to stock option grants under the 2009 Nonqualified Inducement Stock Option Plan. During fiscal 2009, options to purchase 200,000 shares were granted. Each option vests over four years, has a term of seven years, and an exercise price equal to $50.00 per share. There are an additional 50,000 options available for grant under this plan.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        A summary of option activity from all plans is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at November 28, 2009	1,294,183	$35.23
Fiscal 2010:
Granted	205,937	21.42
Exercised	(68,435)	14.70
Forfeited	(137,688)	38.14

Outstanding at November 27, 2010	1,293,997	33.81	4.44	$846
Transition period:
Forfeited	(34,234)	38.93

Outstanding at January 1, 2011	1,259,763	33.67	4.32	$1,542

Options exercisable at January 1, 2011	823,840	$34.55	3.46	$1,119

        There were no options exercised during the five-week transition period ended January 1, 2011. The aggregate intrinsic value of stock options exercised was approximately $0.5 million, $26,000, and $1.5 million, for fiscal 2010, fiscal 2009, and fiscal 2008, respectively. The following table summarizes options outstanding and options exercisable as of January 1, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at January 1, 2011	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number Exercisable at January 1, 2011	Weighted-Average Exercise Price
$8.88 - 10.85	8,750	0.21	$9.72	8,750	$9.72
$10.85 - 20.75	102,416	1.66	$14.23	98,683	$13.99
$20.75 - 24.11	384,970	5.62	$22.45	109,030	$23.12
$29.07 - 32.09	85,291	3.32	$31.33	85,291	$31.33
$32.26 - 32.26	186,772	3.35	$32.26	186,772	$32.26
$34.02 - 48.85	122,250	4.27	$40.31	118,250	$40.52
$50.00 - 50.00	200,000	4.83	$50.00	50,000	$50.00
$50.09 - 53.72	169,314	4.18	$50.84	167,064	$50.82

Total	1,259,763	4.32	$33.67	823,840	$34.55

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table summarizes the status of CRA's non-vested options since November 28, 2009:

	Non-vested Options
	Number of Shares	Weighted-Average Fair Value
Non-vested at November 28, 2009	330,921	$8.30
Granted	205,937	9.21
Vested	(88,820)	10.42
Forfeited	(6,882)	13.78

Non-vested at November 27, 2010	441,156	$8.47
Vested	(250)	9.00
Forfeited	(4,983)	10.72

Non-vested at January 1, 2011	435,923	$8.25

        The total fair value of options that vested during January 1, 2011, November 27, 2010, November 28, 2009, and November 29, 2008 was $2,250, $0.9 million, $1.1 million, and $3.6 million, respectively. As of January 1, 2011, there was $3.3 million of total unrecognized compensation cost related to non-vested stock options granted. That cost is expected to be recognized over a weighted-average period of 3.2 years.

        CRA grants restricted stock awards, which are subject to the execution of a restricted stock agreement. Generally, these shares will vest in four equal annual installments beginning on the first anniversary of the date of grant. Total unrecognized compensation cost related to restricted stock at January 1, 2011 was $8.6 million, which is expected to be recognized over a weighted-average period of 2.4 years.

        The following table summarizes the status of CRA's non-vested restricted stock awards and units since November 28, 2009:

	Non-vested Restricted Stock and Units
	Number of Shares	Weighted-Average Fair Value
Non-vested at November 28, 2009	400,763	$35.20
Granted	198,356	23.83
Vested	(137,622)	40.45
Forfeited	(26,023)	35.33

Non-vested at November 27, 2010	435,474	$28.78
Forfeited	(5,382)	$28.59

Non-vested at January 1, 2011	430,092	$28.78

        The Company granted 89,193 restricted shares in fiscal 2010 that contain a right of first refusal provision, which gives CRA the right to repurchase, at a recent closing price, any shares that the stockholder wishes to sell. As of January 1, 2011, there were 54,185 vested shares outstanding that include the right of first refusal provision. As of January 1, 2011, there were 75,820 options exercisable that include the right of first refusal provision.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Performance share awards are valued at the fair value of CRA stock as of the grant date and expense is recognized based on the number of shares expected to vest under the terms of the award under which they are granted. As of January 1, 2011, up to approximately 135,000 shares will become issuable only upon achievement of certain financial performance goals, including revenue and profits, for a measurement period falling within the first quarter of fiscal 2011 through the fourth quarter of fiscal 2011. Additionally, up to approximately 138,000 shares will become issuable only upon achievement of certain financial performance goals, including revenue and profits, for a measurement period falling within the fourth quarter of fiscal 2009 through the third quarter of fiscal 2013. The Company also has outstanding commitments to make additional equity grants to certain employees of up to an aggregate of approximately 17,000 shares if performance factors contained in their offer letters are met.

        The Company has adopted the 1998 Employee Stock Purchase Plan. The Stock Purchase Plan authorizes the issuance of up to an aggregate of 243,000 shares of common stock to participating employees at a purchase price equal to 85% of fair market value on either the first or the last day of the one-year offering period under the Stock Purchase Plan. In the five-week period ended January 1, 2011, fiscal 2010, fiscal 2009, and fiscal 2008, there were no offering periods under the Stock Purchase Plan and no shares were issued.

13.   Business Segment and Geographic Information

        CRA operates in one business segment, which is consulting services. Revenue and long-lived assets by country, based on the physical location of the operation to which the revenues or the assets relate, are as follows:

	Transition Period	Fiscal Year
	January 1, 2011 (5 weeks)	2010 (52 weeks)	2009 (52 weeks)	2008 (53 weeks)
	(In thousands)
Revenue:
United States	$17,030	$211,390	$224,504	$294,040
United Kingdom	3,504	54,496	51,427	56,695
Australia	—	—	248	5,573
Other	1,716	21,538	25,460	20,443

Total foreign	5,220	76,034	77,135	82,711

	$22,250	$287,424	$301,639	$376,751

	January 1, 2011	November 27, 2010	November 28, 2009
Long-lived assets (property and equipment, net):
United States	$12,914	$12,898	$12,798
United Kingdom	4,336	4,458	5,539
Other	368	389	713

Total foreign	4,704	4,847	6,252

	$17,618	$17,745	$19,050

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.   Income Taxes

        The components of income (loss) before provision (benefit) for income taxes and equity method investment loss are as follows:

	Transition Period	Fiscal Year
	January 1, 2011 (5 weeks)	2010 (52 weeks)	2009 (52 weeks)	2008 (53 weeks)
	(In thousands)
Income (loss) before provision (benefit) for income taxes and equity method investment loss:
U.S.	$(2,674)	$7,456	$8,187	$34,060
Foreign	1,728	(1,223)	4,926	(14,296)

Total	$(946)	$6,233	$13,113	$19,764

        The components of income tax expense (benefit) have been recorded in the Company's financial statements as follows:

	Transition Period	Fiscal Year
	January 1, 2011 (5 weeks)	2010 (52 weeks)	2009 (52 weeks)	2008 (53 weeks)
	(In thousands)
Income tax expense (benefit) excluding provision for income taxes related to equity method investment loss	$(288)	$4,273	$7,422	$13,251
Tax deficit (benefit) on stock option exercises and restricted share vesting charged directly to common stock	839	1,131	556	(224)
Equity method investment loss	—	—	—	(254)

	$551	$5,404	$7,978	$12,773

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The provision (benefit) for income taxes consists of the following:

	Transition Period	Fiscal Year
	January 1, 2011 (5 weeks)	2010 (52 weeks)	2009 (52 weeks)	2008 (53 weeks)
	(In thousands)
Currently payable:
Federal	$(70)	$1,225	$576	$13,152
Foreign	49	771	1,245	470
State	—	99	158	4,340

	$(21)	$2,095	$1,979	$17,962
Deferred:
Federal	(217)	1,837	3,971	(1,550)
Foreign	—	(71)	299	(2,167)
State	(50)	412	1,173	(994)

	$(267)	$2,178	$5,443	$(4,711)

	$(288)	$4,273	$7,422	$13,251

        A reconciliation of the Company's tax rates with the federal statutory rate is as follows:

	Transition Period	Fiscal Year
	January 1, 2011	2010	2009	2008
Federal statutory rate	(35.0)%	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	(5.2)	8.2	8.0	11.1
Foreign losses utilized	(1.5)	(6.3)	(8.6)	—
Losses not benefited	27.0	17.3	8.6	10.4
Foreign rate differential	(40.8)	7.2	4.3	5.5
Foreign dividend	—	—	—	2.5
Disposition of foreign operations	22.5	—	1.8	—
Impact of NeuCo's tax charges (benefit)	—	4.0	3.6	(1.7)
Permanently disallowed expenses	2.7	7.8	1.1	2.8
Other	(0.1)	(4.6)	2.8	1.4

	(30.4)%	68.6%	56.6%	67.0%

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Components of the Company's deferred tax assets (liabilities) are as follows:

	January 1, 2011	November 27, 2010	November 28, 2009
	(In thousands)
Deferred tax assets:
Accrued compensation and related expense	$11,966	$12,081	$9,813
Tax basis in excess of financial basis of net accounts receivable	1,816	1,777	2,023
Net operating loss carryforwards	4,159	4,479	7,710
Tax basis in excess of financial basis of fixed assets	3,771	3,881	3,998
Accrued expenses and other	4,816	4,959	3,495

Total gross deferred tax assets	26,528	27,177	27,039
Less: valuation allowance	(7,314)	(7,613)	(5,859)

Total deferred tax assets net of valuation allowance	19,214	19,564	21,180
Deferred tax liabilities:
Financial basis in excess of tax basis of intangible assets	4,859	4,697	3,765
Tax basis in excess of financial basis of debentures	10,259	10,260	9,377
Financial basis in excess of tax basis of equity investment	—	—	527

Total deferred tax liabilities	15,118	14,957	13,669

Net deferred tax assets	$4,096	$4,607	$7,511

        The net change in the total valuation allowance for the five-week transition period ended January 1, 2011 was a decrease of approximately $0.3 million compared to the year ended November 27, 2010. This net decrease resulted from the utilization of certain foreign net operating loss carryforwards, offset partially by an increase in the valuation allowance recorded against the Company's foreign operating losses. The net change in the total valuation allowance for the fiscal year ended November 27, 2010 compared to the fiscal year ended November 28, 2009 was an increase of approximately $1.8 million. This net change was primarily a result of an increase in the valuation allowance recorded against the Company's foreign operating losses, offset partially by net operating loss carryforwards utilized which were not previously benefited. The net change in the total valuation allowance for the year ended November 28, 2009 and the year ended November 29, 2008 was an increase of approximately $0.2 million. This net change was primarily a result of an increase in NeuCo's valuation allowance, partially offset by a reduction in the valuation allowances recorded against net operating loss carryforwards utilized which were not previously benefited, net of additional valuation allowances against certain foreign operating losses and foreign tax credits.

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

        At January 1, 2011, the Company has foreign net operating loss carryforwards for federal and foreign tax purposes of $5.4 million and $7.1 million, respectively. The federal operating losses were generated by NeuCo, are subject to a full valuation allowance, and begin to expire in 2021. NeuCo files a separate U.S. federal tax return and none of its losses are available to offset the Company's consolidated taxable income. The foreign operating losses have an indefinite life, except for $0.4 million which will begin to expire in 2016.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        At January 1, 2011, the Company has foreign tax credit carryforwards of approximately $0.8 million, which expire in 2017.

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

        The aggregate changes in the balances of gross unrecognized tax benefits were as follows:

	January 1, 2011	November 27, 2010	November 28, 2009
	(In thousands)
Balance at beginning of period	$180	$64	$55
Additions for tax positions taken during prior years	—	180	9
Expiration of statutes of limitations	—	(64)	—

Balance at end of the period	$180	$180	$64

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

        The number of years with open tax audits varies depending on the tax jurisdiction. The Company's major taxing jurisdiction is the United States. The Company is no longer subject to U.S. federal examinations by the Internal Revenue Service for years before fiscal 2007. In fiscal 2010, the Internal Revenue Service examined the Company's fiscal 2007 U.S. federal tax return. This examination was concluded with no change in taxable income. During fiscal 2010, the HM Revenue and Customs reviewed the UK subsidiary's fiscal 2006 and fiscal 2007 corporate tax returns. The examination has not been formally concluded, however, the Company does not anticipate that proposed adjustments will have a material impact on its financial position or results of operations.

        The Company has not provided for deferred income taxes or foreign withholding taxes on undistributed earnings from its foreign subsidiaries of approximately $9.2 million as of January 1, 2011 because such earnings are considered to be indefinitely reinvested. If the Company were to distribute its foreign earnings which are indefinitely reinvested, it would accrue additional tax expense of approximately $1 million.

15.   Related-Party Transactions

        The Company made payments to shareholders of the Company who performed consulting services exclusively for the Company in the amounts of $0.7 million in the five-week transition period ended January 1, 2011, $6.8 million in fiscal 2010, $11.6 million in fiscal 2009, and $15.2 million in fiscal 2008. These payments to exclusive non-employee experts are for consulting services performed for CRA's clients in the ordinary course of business.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.   Compensation Arrangements

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

17.   Transition Period Financial Information

        On December 17, 2010, the Company's Board of Directors approved a change in the Company's fiscal year end from the last Saturday in November to the Saturday closest to December 31 of each year. Accordingly, the Company is presenting audited financial statements for the five-week transition period ended January 1, 2011. The following table provides certain unaudited comparative financial information of the same period of the prior year. The five-week periods ended January 1, 2011 and January 2, 2010, both included 35 days:

	5 Weeks Ended
(in thousands, except per share data)	January 1, 2011	January 2, 2010
		(unaudited)
Statement of operations data:
Net revenue	$22,250	$20,360
Gross profit	5,850	5,351
Loss from operations	(800)	(1,490)
Benefit for income taxes	288	1,232
Net loss attributable to CRA International, Inc.	(626)	(358)
Basic and diluted net loss per share attributable to CRA International, Inc.	$(0.06)	$(0.03)
Basic and diluted weighted average number of shares outstanding	10,567	10,639

	January 1, 2011	January 2, 2010
		(unaudited)
Balance Sheet Data:
Working capital	$100,533	$144,972
Total assets	367,365	408,363
Convertible debt	21,651	60,422
Total shareholders' equity	255,424	254,257

18.   Restructuring Charges

        During fiscal 2010, the Company incurred pre-tax expenses of $8.6 million associated principally with employee workforce reductions and office space reductions and moves designed to reduce its operating expenses and improve its utilization rate. The following is a summary of the restructuring charges incurred:

  •
  During fiscal 2010, the Company completed employee workforce reductions and recorded $5.9 million in employee separation costs, of which $5.4 million is included in cost of sales and $0.5 million is included in selling, general and administrative expenses.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  •
  The Company reduced office space in Boston, Massachusetts, Chicago, Illinois, and Houston, Texas. The Company recorded expense for the difference between its future minimum lease payments and related exit costs from the date of closure through the end of the remaining lease term, net of expected future sublease rental income. This estimated expense required management to make assumptions regarding the estimate of the duration of future vacancy periods, the amount and timing of future settlement payments, and the amount and timing of potential sublease rental income. These office reductions resulted in charges of $3.0 million during fiscal 2010, of which $2.8 million is included in selling, general and administrative expenses and $0.2 million is included in depreciation and amortization.

  •
  The Company recorded a deferred gain of $0.3 million related to the sale of a practice area, which is included in selling, general and administrative expenses.

        During fiscal 2009, the Company incurred pre-tax expenses of $5.8 million associated principally with employee workforce reductions and office space reductions and moves designed to reduce its operating expenses and improve its utilization rate. The following is a summary of the restructuring charges incurred:

  •
  During fiscal 2009, the Company completed employee workforce reductions and recorded $3.4 million in employee separation costs, of which $2.0 million is included in cost of sales and $1.4 million is included in selling, general and administrative expenses.

  •
  The Company moved an office from Hamburg, Germany to Frankfurt, Germany and reduced office space in Pasadena, California, Boston, Massachusetts, and Houston, Texas. The Company recorded expense for the difference between its future minimum lease payments and related exit costs from the date of closure through the end of the remaining lease term, net of expected future sublease rental income. This estimated expense required management to make assumptions regarding the estimate of the duration of future vacancy periods, the amount and timing of future settlement payments, and the amount and timing of potential sublease rental income. These office reductions and moves resulted in charges of $2.4 million during fiscal 2009, of which $1.6 million is included in selling, general and administrative expenses and $0.8 million is included in depreciation and amortization.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The restructuring expenses and reserve balance are as follows as of January 1, 2011, November 27, 2010 and November 28, 2009 (in thousands):

	Divested Operations	Office Vacancies	Employee Workforce Reduction	Total Restructuring
	(In thousands)
Balance at November 29, 2008	$1,000	$318	$1,995	$3,313
Charges incurred during the fiscal year ended November 28, 2009	—	2,433	3,392	5,825
Amounts paid during the fiscal year ended November 28, 2009	(970)	(616)	(4,201)	(5,787)
Adjustments and effect of foreign currency translation during the fiscal year ended November 28, 2009	25	23	80	128

Balance at November 28, 2009	$55	$2,158	$1,266	$3,479
Charges incurred during the fiscal year ended November 27, 2010	(273)	2,987	5,892	8,606
Amounts paid during the fiscal year ended November 27, 2010	—	(2,042)	(5,872)	(7,914)
Deferred rent reclassification during the fiscal year ended November 27, 2010	—	1,763	—	1,763
Adjustments and effect of foreign currency translation during the fiscal year ended November 27, 2010	218	(63)	(146)	9

Balance at November 27, 2010	$—	$4,803	$1,140	$5,943
Amounts paid during the five-week transition period ended January 1, 2011	—	(337)	(126)	(463)
Adjustments and effect of foreign currency translation five-week transition period ended January 1, 2011	—	10	(63)	(53)

Balance at January 1, 2011	$—	$4,476	$951	$5,427

        The $5.4 million restructuring liability as of January 1, 2011 is expected to be paid during fiscal 2011 through the end of the third quarter of fiscal 2018.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.   Quarterly Financial Data (Unaudited)

	Quarter Ended
	February 19, 2010 (12 weeks)	May 14, 2010 (12 weeks)	September 3, 2010 (16 weeks)	November 27, 2010 (12 weeks)
	(In thousands, except per share data)
Revenues	$58,846	$68,075	$84,641	$75,862
Gross profit	18,392	18,020	29,781	24,091
Income (loss) from operations	1,340	(922)	4,916	5,067
Income (loss) before income taxes	535	(2,157)	3,773	4,082
Net income (loss)	99	(1,580)	2,027	1,414
Net loss attributable to noncontrolling interest, net of tax	167	57	44	358
Net income (loss) attributable to CRA International, Inc.	266	(1,523)	2,071	1,772
Basic net income (loss) per share	$0.02	$(0.14)	$0.19	$0.17
Diluted net income (loss) per share	$0.02	$(0.14)	$0.19	$0.17
Weighted average number of shares outstanding:
Basic	10,654	10,713	10,650	10,556
Diluted	10,835	10,713	10,734	10,683

	Quarter Ended
	February 20, 2009 (12 weeks)	May 15, 2009 (12 weeks)	September 4, 2009 (16 weeks)	November 28, 2009 (12 weeks)
	(In thousands, except per share data)
Revenues	$65,821	$71,974	$89,262	$74,582
Gross profit	22,752	24,184	30,226	24,616
Income from operations	3,571	3,919	6,045	3,598
Income before provision for income taxes	2,607	2,978	4,610	2,918
Net income	346	1,184	2,185	1,976
Net loss (income) attributable to noncontrolling interest, net of tax	188	(18)	436	11
Net income attributable to CRA International, Inc.	534	1,166	2,621	1,987
Basic net income per share	$0.05	$0.11	$0.25	$0.19
Diluted net income per share	$0.05	$0.11	$0.24	$0.18
Weighted average number of shares outstanding:
Basic	10,559	10,603	10,627	10,637
Diluted	10,657	10,683	10,751	10,768

        Earnings per share is calculated as a discrete period and the sum of the four quarters may not equal the full year amount.

        Prior to changing its fiscal year, the Company's fiscal year was typically based on 13 four-week billing cycles to clients and, consequently, CRA had established quarters that were divisible by four-week periods. As a result, the first, second, and fourth quarters of each fiscal year were generally 12-week periods, and the third quarter of each fiscal year was a 16-week period. Accordingly, period-to-period comparisons of CRA's results of operations are not necessarily meaningful if the periods being compared have different lengths.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In the Form 10-Qs filed by the Company for the second and third quarters of fiscal 2010, a reclassification was made in the consolidated statement of cash flows for 2009. The Company reclassified a $10.3 million payment from investing activities to operating activities. This amount was originally reported in 2009 as an investing activity and this reclassification recorded in 2010 was done in error. In the accompanying consolidated statements of cash flows, the Company has classified both the initial payment of the $10.3 million in fiscal 2009, and its return in fiscal 2010, as investing activities. This reclassification had no impact on the ending cash balances for any period. This correction will have no impact on future filings.