Form 10-Q
period 2011-04-02
CRA INTERNATIONAL, INC.
filed 2011-05-10
CIK 1053706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2011
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2011
Common Stock, no par value per share	10,847,034 shares

CRA International, Inc.

INDEX

PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements	3
	Condensed Consolidated Statements of Operations (unaudited)—Quarters Ended April 2, 2011 and February 19, 2010 and Five-Week Transition Period Ended January 1, 2011	3
	Condensed Consolidated Balance Sheets (unaudited)—April 2, 2011, January 1, 2011 and November 27, 2010	4
	Condensed Consolidated Statements of Cash Flows (unaudited)—Quarters Ended April 2, 2011 and February 19, 2010 and Five-Week Transition Period Ended January 1, 2011	5
	Condensed Consolidated Statement of Shareholders' Equity (unaudited)—Quarter Ended April 2, 2011 and Five-Week Transition Period Ended January 1, 2011	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	29
ITEM 4.	Controls and Procedures	29
PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	30
ITEM 1A.	Risk Factors	30
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
ITEM 3.	Defaults Upon Senior Securities	41
ITEM 4.	(Removed and Reserved)	41
ITEM 5.	Other Information	41
ITEM 6.	Exhibits	41
Signatures		42

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

CRA International, Inc.

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)

	Quarter Ended		Transition Period
	April 2, 2011 (13 weeks)	February 19, 2010 (12 weeks)	January 1, 2011 (5 weeks)
Revenues	$78,607	$58,846	$22,250
Costs of services	51,560	40,454	16,400

Gross profit	27,047	18,392	5,850
Selling, general and administrative expenses	17,828	15,794	6,144
Depreciation and amortization	1,299	1,258	506

Income (loss) from operations	7,920	1,340	(800)
Interest income	82	79	29
Interest expense	(392)	(870)	(147)
Other expense	(146)	(14)	(28)

Income (loss) before (provision) benefit for income taxes	7,464	535	(946)
(Provision) benefit for income taxes	(3,003)	(436)	288

Net income (loss)	4,461	99	(658)
Net (income) loss attributable to noncontrolling interest, net of tax	(26)	167	32

Net income (loss) attributable to CRA International, Inc.	$4,435	$266	$(626)

Net income (loss) per share attributable to CRA International, Inc.:
Basic	$0.42	$0.02	$(0.06)

Diluted	$0.41	$0.02	$(0.06)

Weighted average number of shares outstanding:
Basic	10,613	10,654	10,567

Diluted	10,798	10,835	10,567

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except share data)

	April 2, 2011	January 1, 2011	November 27, 2010
Assets
Current assets:
Cash and cash equivalents	$50,311	$87,505	$74,218
Short-term investments	31,571	—	6,265
Accounts receivable, net of allowances of $7,087 at April 2, 2011, $7,036 at January 1, 2011, and $6,946 at November 27, 2010	57,445	55,806	59,497
Unbilled services	31,245	26,889	34,738
Prepaid expenses and other assets	11,901	10,597	11,742
Deferred income taxes	11,535	11,233	11,143

Total current assets	194,008	192,030	197,603
Property and equipment, net	19,215	17,618	17,745
Goodwill	141,973	140,681	141,166
Intangible assets, net of accumulated amortization of $5,920 at April 2, 2011, $5,543 at January 1, 2011, and $5,470 at November 27, 2010	3,000	3,147	3,259
Deferred income taxes, net of current portion	3	3	3
Other assets	13,958	13,886	13,923

Total assets	$372,157	$367,365	$373,699

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$10,437	$10,539	$12,856
Accrued expenses	44,036	49,358	54,420
Deferred revenue and other liabilities	9,239	6,187	5,638
Deferred income taxes	654	28	28
Convertible debentures payable, net	21,780	21,651	21,601
Current portion of deferred rent	2,485	3,080	3,106
Current portion of notes payable	450	450	450
Current portion of deferred compensation	370	204	151

Total current liabilities	89,451	91,497	98,250
Notes payable, net of current portion	2,094	2,069	2,211
Deferred rent and other non-current liabilities	9,968	11,165	10,238
Deferred compensation	331	98	69
Deferred income taxes, net of current portion	6,965	7,112	6,511
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—	—
Common stock, no par value; 25,000,000 shares authorized; 10,644,112 shares, 10,567,052 shares, and 10,567,052 shares issued and outstanding at April 2, 2011, January 1, 2011, and November 27, 2010, respectively	104,328	103,067	103,121
Receivables from shareholders	(1,300)	(1,400)	(1,561)
Retained earnings	163,184	158,749	159,375
Accumulated other comprehensive loss	(3,565)	(5,662)	(5,207)

Total CRA International, Inc. shareholders' equity	262,647	254,754	255,728
Noncontrolling interest	701	670	692

Total shareholders' equity	263,348	255,424	256,420

Total liabilities and shareholders' equity	$372,157	$367,365	$373,699

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Quarter Ended		Transition Period
	April 2, 2011 (13 weeks)	February 19, 2010 (12 weeks)	January 1, 2011 (5 weeks)
Operating activities:
Net income (loss)	$4,461	$99	$(658)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities, net of effect of acquired business:
Depreciation and amortization	1,322	1,269	652
Deferred rent	(1,862)	(1,168)	920
Deferred income taxes	176	569	485
Share-based compensation expenses	1,670	1,661	795
Excess tax benefits from share-based compensation	—	(45)	—
Noncash interest from discount on convertible debentures	129	317	50
Changes in operating assets and liabilities, exclusive of acquisitions:
Accounts receivable	(787)	10,242	3,642
Unbilled services	(3,989)	375	7,699
Prepaid expenses and other assets	(1,102)	(46)	324
Accounts payable, accrued expenses, and other liabilities	(2,885)	(4,877)	(6,372)

Net cash provided by (used in) operating activities	(2,867)	8,396	7,537
Investing activities:
Consideration relating to acquisitions, net	(289)	(739)	—
Purchase of property and equipment	(2,465)	(620)	(347)
Purchase of investments	(31,430)	(33,201)	—
Sale of investments	—	23,739	6,275

Net cash provided by (used in) investing activities	(34,184)	(10,821)	5,928
Financing activities:
Issuance of common stock, principally stock option exercises	282	225	—
Payments on notes payable	—	—	(150)
Tax withholding payment reimbursed by restricted shares	(685)	(535)	—
Excess tax benefits from share-based compensation	—	45	—
Repurchase of treasury stock by NeuCo, Inc.	(33)	(37)	(17)

Net cash used in financing activities	(436)	(302)	(167)
Effect of foreign exchange rates on cash and cash equivalents	293	(22)	(11)

Net increase (decrease) in cash and cash equivalents	(37,194)	(2,749)	13,287
Cash and cash equivalents at beginning of period	87,505	82,806	74,218

Cash and cash equivalents at end of period	$50,311	$80,057	$87,505

Supplemental cash flow information:
Cash paid for income taxes	$2,420	$114	$25

Cash paid for interest	$34	$944	$315

See accompanying notes to the condensed consolidated financial statements

CRA International, Inc.

Condensed Consolidated Statement of Shareholders' Equity (unaudited)

(In thousands, except share data)

	Common Stock					CRA International, Inc. Shareholders' Equity
					Accumulated Other Comprehensive Income (Loss)
	Shares Issued	Amount	Receivable from Shareholder	Retained Earnings			Noncontrolling Interest	Total Shareholders' Equity
BALANCE AT NOVEMBER 27, 2010	10,567,052	103,121	(1,561)	159,375	(5,207)	255,728	692	256,420
Net loss				(626)		(626)	(32)	(658)
Foreign currency translation adjustment	—	—	—	—	(455)	(455)	—	(455)

Comprehensive loss				(626)	(455)	(1,081)	(32)	(1,113)
Share-based compensation expense for employees	—	774	—	—	—	774	—	774
Tax deficit on stock option exercises and restricted share vesting	—	(839)	—	—	—	(839)	—	(839)
Payments received on notes receivable from shareholders	—	—	161	—	—	161	—	161
Share-based compensation expense for non-employees	—	11	—	—	—	11	—	11
Equity transactions of noncontrolling interest.	—	—	—	—	—	—	10	10

BALANCE AT JANUARY 1, 2011	10,567,052	$103,067	$(1,400)	$158,749	$(5,662)	$254,754	$670	$255,424
Net income	—	—	—	4,435	—	4,435	26	4,461
Foreign currency translation adjustment	—	—	—	—	2,097	2,097	—	2,097

Comprehensive income	—	—	—	4,435	2,097	6,532	26	6,558
Exercise of stock options	22,034	282	—	—	—	282	—	282
Share-based compensation expense for employees	—	1,639	—	—	—	1,639	—	1,639
Restricted share vesting	83,633	—	—	—	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(28,607)	(685)	—	—	—	(685)	—	(685)
Payments received on notes receivable from shareholders	—	—	100	—	—	100	—	100
Share-based compensation expense for non-employees	—	25	—	—	—	25	—	25
Equity transactions of noncontrolling interest.	—	—	—	—	—	—	5	5

BALANCE AT APRIL 2, 2011	10,644,112	$104,328	$(1,300)	$163,184	$(3,565)	$262,647	$701	$263,348

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Business

        CRA International, Inc. (the "Company," or "CRA") is a worldwide leading consulting services firm that applies advanced analytic techniques and in-depth industry knowledge to complex engagements for a broad range of clients. CRA offers its services in two broad areas: litigation, regulatory and financial consulting and management consulting. CRA operates in one business segment, which is consulting services. CRA operates its business under its registered trade name, Charles River Associates.

2. Fiscal Year Change

        On December 17, 2010, the Company's Board of Directors approved a change in the Company's fiscal year end from the last Saturday in November to the Saturday nearest December 31 of each year. The fiscal year change is effective beginning with the 2011 fiscal year, which began January 2, 2011 and will end December 31, 2011. As a result of the change, the Company had a five-week transition period which began November 28, 2010 and ended January 1, 2011 ("transition period"). The audited results of the five-week transition period were presented in the Company's Annual Report on Form 10-K that was filed on February 10, 2011 and the condensed consolidated financial statements related to the transition period that are presented herein were derived from the audited consolidated financial statements included in that Annual Report. For comparative purposes, the Company has also presented certain unaudited financial information for the five weeks ended January 2, 2010 in Note 15.

        The fiscal year change was not effective until after the completion of the 2010 fiscal year. Therefore, the prior year comparative financial and other information reported in the financial statements herein continue to be presented based on the Company's prior fiscal year end calendar. The Company has not prepared financial information for the thirteen weeks ended April 3, 2010 in this Form 10-Q because the information is not practical or cost beneficial to prepare. The Company's results for the first quarter of fiscal 2011, which was the thirteen-week period ended April 2, 2011, are compared to its results for the first quarter of fiscal 2010, which was the twelve-week period ended February 19, 2010. The comparisons are affected by the inclusion of thirteen weeks in the first quarter of fiscal 2011 versus twelve weeks in the first quarter of fiscal 2010, as well as seasonality differences that result from the year-end holiday period being part of the first quarter of fiscal 2010 but not part of the first quarter of fiscal 2011.

3. Unaudited Interim Condensed Consolidated Financial Statements and Estimates

        The following financial statements included in this report are unaudited: the condensed consolidated statements of operations for the thirteen weeks ended April 2, 2011 and the twelve weeks ended February 19, 2010, the condensed consolidated balance sheet as of April 2, 2011, the condensed consolidated statements of cash flows for the thirteen weeks ended April 2, 2011 and the twelve weeks ended February 19, 2010, and the condensed consolidated statement of shareholders' equity for the thirteen weeks ended April 2, 2011. In the opinion of management, these statements include all adjustments necessary for a fair presentation of CRA's consolidated financial position, results of operations, and cash flows.

        The following financial statements included in this report were derived from audited consolidated financial statements included in the Company's Annual Report on Form 10-K that was filed on February 10, 2011: the condensed consolidated statements of operations for the five weeks ended

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3. Unaudited Interim Condensed Consolidated Financial Statements and Estimates (Continued)

January 1, 2011, the condensed consolidated balance sheet as of January 1, 2011 and November 27, 2010, the condensed consolidated statements of cash flows for the five weeks ended January 1, 2011, and the condensed consolidated statement of shareholders' equity for the five weeks ended January 1, 2011.

        The preparation of financial statements in conformity with generally accepted accounting principles in the U.S. ("U.S. GAAP") requires management to make significant estimates and judgments that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates in these consolidated financial statements include, but are not limited to, accounts receivable allowances, revenue recognition on fixed price contracts, depreciation of property and equipment, share-based compensation, valuation of acquired intangible assets, impairment of long lived assets, goodwill, accrued and deferred income taxes, valuation allowances on deferred tax assets, accrued compensation, accrued exit costs, and other accrued expenses. These items are monitored and analyzed by the Company for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. CRA bases its estimates on historical experience and various other assumptions that CRA believes to be reasonable under the circumstances. Actual results may differ from those estimates if CRA's assumptions based on past experience or other assumptions do not turn out to be substantially accurate.

4. Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. In addition, the consolidated financial statements include the Company's interest in NeuCo, Inc. ("NeuCo"). All significant intercompany accounts have been eliminated.

        CRA's ownership interest in NeuCo constitutes control under U.S. GAAP. Therefore, NeuCo's financial results have been consolidated with CRA and the portion of NeuCo's results allocable to its other owners is shown as "noncontrolling interest."

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

5. Adoption of New Accounting Standards

Goodwill

        In December 2010, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update 2010-28, Intangibles-Goodwill and Other (Topic 350) ("ASU 2010-28"). ASU 2010-28 clarifies the requirement to test for impairment of goodwill. ASC Topic 350 requires that goodwill be

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

5. Adoption of New Accounting Standards (Continued)

tested for impairment if the carrying amount of a reporting unit exceeds its fair value. Under ASU 2010-28, when the carrying amount of a reporting unit is zero or negative, an entity must assume that it is more likely than not that a goodwill impairment exists, perform an additional test to determine whether goodwill has been impaired and calculate the amount of that impairment. The modifications to ASC Topic 350 resulting from the issuance of ASU 2010-28 are effective for fiscal years beginning after December 15, 2010 and interim periods within those years. The adoption of the provisions of ASU 2010-28 had no effect on the Company's financial position, results of operations, or cash flows.

Business Combinations

        In December 2010, the FASB issued Accounting Standards Update 2010-29, Business Combinations (Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations ("ASU 2010-29"), which requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The amendments in ASU 2010-29 are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of the provisions of this topic had no effect on the Company's financial position, results of operations, or cash flows.

6. Cash Equivalents and Investments

        Cash equivalents consist principally of money market funds, commercial paper, bankers' acceptances, and certificates of deposit with maturities of three months or less when purchased. Short-term investments consist of Canadian government bonds and commercial paper and have maturities of more than three months and less than one year when purchased. These short-term investments are expected to be held-to-maturity and are classified as such in the accompanying condensed consolidated financial statements. The carrying amounts of these instruments classified as cash equivalents and short-term investments are stated at amortized cost, which approximates fair value. As of April 2, 2011, short-term investments included $28.5 million in commercial paper and $3.1 million in Canadian government bonds. At January 1, 2011, CRA did not hold any short-term investments. At November 27, 2010, short-term investments included $4.5 million in commercial paper and $1.8 million in Canadian government bonds.

        If a decline in fair value below the amortized cost basis of an investment is judged to be other-than-temporary, the cost basis of the investment is written down to fair value. For those investments for which the fair value of the investment is less than its amortized cost, the credit-related portion of other-than-temporary impairment losses is recognized in earnings while the noncredit-related portion is recognized in other comprehensive income, net of related taxes. The Company does not intend to sell such investments, if any, and it is more likely than not that it will not be required to sell such investments prior to the recovery of its amortized cost basis less any current period credit losses. During the first quarter of fiscal 2011, the first quarter of 2010, and the five-week transition period ended January 1, 2011, the Company did not write-down any investment balances.

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

        Revenues also include reimbursable expenses, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. Reimbursable expenses are as follows (in thousands):

	Quarter Ended		Transition Period
	April 2, 2011 (13 weeks)	February 19, 2010 (12 weeks)	January 1, 2011 (5 weeks)
Reimbursable expenses	$10,376	$8,266	$2,936

8. Goodwill

        In accordance with ASC Topic 350, "Intangibles—Goodwill and Other," goodwill is not subject to amortization, but is monitored at least annually for impairment, or more frequently, as necessary, if there are other indicators of impairment. For the Company's goodwill impairment analysis, the Company operates under one reporting unit. The Company completed the annual impairment test required as of fiscal 2010 and determined that there was no impairment. The Company continues to closely monitor its market capitalization.

        The changes in the carrying amount of goodwill during the five-week transition period ended January 1, 2011 and at April 2, 2011, are as follows (in thousands):

Balance at November 27, 2010	$141,166
Goodwill adjustments related to sale of Asia-Pacific based Energy practice	(39)
Effect of foreign currency translation and other adjustments	(446)

Balance at January 1, 2011	$140,681
Effect of foreign currency translation and other adjustments	1,292

Balance at April 2, 2011	$141,973

        On December 13, 2010, the Company sold its Asia-Pacific based Energy practice. The amount of goodwill allocated to the sale was approximately $39,000, which along with assets and liabilities sold, resulted in a pre-tax loss of $76,000.

9. Private Placement of Convertible Debt

        In 2004, CRA completed a private placement of $90.0 million of 2.875% convertible senior subordinated debentures due in 2034. The debentures are CRA's direct, unsecured senior subordinated obligations and rank junior in right of payment to CRA's existing bank revolving line of credit and any future secured indebtedness that CRA may designate as senior indebtedness. Pursuant to the terms of

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9. Private Placement of Convertible Debt (Continued)

the indenture governing the debentures, since the closing price of CRA's common stock did not equal or exceed the $50 per share contingent conversion trigger price for 20 out of the 30 consecutive trading days ended on January 1, 2011 and April 2, 2011, the market price conversion trigger was not satisfied and holders of the debentures were not able to exercise their right to convert the bonds during the first quarter of fiscal 2011 and will not be able to exercise during the second quarter of fiscal 2011. This test is repeated each fiscal quarter. To date, no conversions have occurred.

        Cumulatively to date through April 2, 2011, the Company has repurchased convertible debentures in the principal amount of $68.2 million, on the open market. The Company did not repurchase any convertible debentures during the first quarter of fiscal 2011 or the five-week transition period ended January 1, 2011. As of April 2, 2011, January 1, 2011, and November 27, 2010, the principal amount of the outstanding convertible debentures totaled $21.9 million, respectively.

        The $21.8 million convertible debt balance as of April 2, 2011 represents the principal amount of $21.9 million, net of the unamortized debt discount totaling $0.1 million. The $21.7 million convertible debt balance as of January 1, 2011, represents the principal amount of $21.9 million, net of the unamortized debt discount totaling $0.2 million. The $21.6 million convertible debt balance as of November 27, 2010, represents the principal amount of $21.9 million, net of the unamortized debt discount totaling $0.3 million. The debt discount will be amortized through the second quarter of fiscal 2011. As of April 2, 2011, January 1, 2011, and November 27, 2010, the carrying amount of the equity component of the convertible debentures was $7.7 million and was included in common stock. The fair value of the Company's convertible debentures payable based upon dealer quotes at April 2, 2011, January 1, 2011, and November 27, 2010 was approximately $21.9 million, $21.7 million, and $21.7 million respectively.

        The effective interest rates of the debentures for the first quarter of fiscal 2011, the first quarter of fiscal 2010 and the five-week transition period ended January 1, 2011 were 5.7%, 5.5% and 5.7%, respectively.

        For the first quarter of fiscal 2011, the first quarter of 2010, and the five-week transition period ended January 1, 2011, the contractual interest, amortization of prepaid debt issuance costs, and amortization of the discount, included in interest expense was $0.3 million, $0.8 million, and $0.1 million, respectively.

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

        The contingent interest feature included in the debenture represents an embedded derivative that must be recorded at fair value. The Company has determined that the fair value of the contingent interest feature is de minimis as of April 2, 2011, based upon economic, market and other conditions in

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9. Private Placement of Convertible Debt (Continued)

effect as of that date. There are no other embedded derivatives associated with the Company's convertible debentures.

        The Company has agreed with the debenture holders to reserve the maximum number of shares of common stock that may be issued upon conversion of the debentures.

        The Company has a $60.0 million revolving line of credit to mitigate the potential liquidity risk, and to provide funding if required, in the event of conversion by the debenture holders. The amounts available under the bank revolving line of credit are constrained by various financial covenants and reduced by certain letters of credit outstanding. Due to the potential redemption of the debentures as early as June 2011, CRA classified the remaining convertible debt balances as a current liability as of April 2, 2011, January 1, 2011 and November 27, 2010 in the accompanying condensed consolidated balance sheets. In addition, the line of credit gives CRA additional flexibility to meet any unforeseen financial requirements.

10. Net Income (Loss) per Share

        Basic net income (loss) per share represents net income (loss) divided by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share represents net income (loss) divided by the weighted average shares of common stock and common stock equivalents, if applicable, outstanding during the period. Common stock equivalents arise from stock options, unvested restricted shares, and shares underlying CRA's debentures using the treasury stock method. Under the treasury stock method, the amount the Company will receive for the share awards, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in common stock when the award becomes deductible are assumed to be used to repurchase shares at the average share price for each fiscal period. A reconciliation of basic to diluted weighted average shares of common stock outstanding is as follows (in thousands):

	Quarter Ended		Transition Period
	April 2, 2011 (13 weeks)	February 19, 2010 (12 weeks)	January 1, 2011 (5 weeks)
Basic weighted average shares outstanding	10,613	10,654	10,567
Common stock equivalents:
Stock options and restricted shares	185	181	—

Diluted weighted average shares outstanding	10,798	10,835	10,567

        Since CRA is obligated to settle the par value of the convertible debentures in cash, the Company is not required to include any shares underlying the convertible debentures in its diluted weighted average shares outstanding until the average stock price per share for the quarter exceeds the $40 conversion price and only to the extent of the additional shares CRA may be required to issue in the event CRA's conversion obligation exceeds the principal amount of the debentures converted. At such time, only the number of shares that would be issuable (under the "treasury" method of accounting for share dilution) are included, which is based upon the amount by which the average stock price exceeds

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

10. Net Income (Loss) per Share (Continued)

the conversion price. Since the average stock price was $24.75 and $26.17 for the first quarter of fiscal 2011 and the first quarter of fiscal 2010, respectively, no common stock equivalents for shares underlying the debentures were included in the diluted weighted average shares outstanding for those quarters.

        For the first quarter of fiscal 2011 the anti-dilutive share based awards were 1,025,198. For the first quarter of fiscal 2010 the anti-dilutive share based awards were 983,192.

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

11. Comprehensive Income (Loss)

        A reconciliation of comprehensive income (loss) is as follows (in thousands):

	Quarter Ended		Transition Period
	April 2, 2011 (13 weeks)	February 19, 2010 (12 weeks)	January 1, 2011 (5 Weeks)
Net income (loss)	$4,461	$99	$(658)
Change in foreign currency translation	2,097	(2,426)	(455)

Comprehensive income (loss)	$6,558	$(2,327)	$(1,113)
Comprehensive (income) loss attributable to noncontrolling interest	(26)	167	32

Comprehensive income (loss) attributable to CRA International, Inc	$6,532	$(2,160)	$(1,081)

12. Income Taxes

        The Company's effective income tax rates were 40.2% and 81.5% for the first quarter of fiscal 2011 and the first quarter of fiscal 2010, respectively. The effective tax rate in the first quarter of fiscal 2011 was consistent with the expected statutory rate. The effective tax rate in the first quarter of fiscal 2010 was higher than the expected statutory rate primarily due to losses in foreign locations that provided no tax benefit. The effective tax rate for the five weeks ended January 1, 2011 was a benefit of 30.4% and lower than statutory rates due to foreign losses for which the Company provided no benefit, offset by a partial tax benefit from the divestiture of its Asia-Pacific based Energy practice.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

13. Accrued Expenses

        Accrued expenses consist of the following (in thousands):

	April 2, 2011	January 1, 2011	November 27, 2010
Compensation and related expenses	$37,259	$42,762	$47,553
Income taxes payable	1,374	1,185	1,165
Accrued interest	247	71	356
Other	5,156	5,340	5,346

Total	$44,036	$49,358	$54,420

14. Restructuring Charges

        The Company did not incur any restructuring charges during the first quarter of fiscal 2011, the first quarter of fiscal 2010, or the five-week transition period ended January 1, 2011.

        The restructuring reserve balances were as follows as of April 2, 2011, January 1, 2011, and November 27, 2010 (in thousands):

	Office Vacancies	Employee Workforce Reduction	Total Restructuring
Balance at November 27, 2010	$4,803	$1,140	$5,943
Amounts paid during the five-week transition period ended January 1, 2011	(337)	(126)	(463)
Adjustments and effect of foreign currency translation during the five-week transition period ended January 1, 2011	10	(63)	(53)

Balance at January 1, 2011	$4,476	$951	$5,427
Amounts paid during the first quarter of fiscal 2011	(841)	(305)	(1,146)
Adjustments and effect of foreign currency translation during the first quarter of fiscal 2011	(37)	(294)	(331)

Balance at April 2, 2011	$3,598	$352	$3,950

        The restructuring reserve balance was as follows as of February 19, 2010 (in thousands):

	Divested Operations	Office Vacancies	Employee Workforce Reduction	Total Restructuring
Balance at November 28, 2009	$55	$2,158	$1,266	$3,479
Amounts paid during the first quarter of fiscal 2010	—	(312)	(141)	(453)
Adjustments and effect of foreign currency translation during the first quarter of fiscal 2010	—	(20)	(39)	(59)

Balance at February 19, 2010	$55	$1,826	$1,086	$2,967

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

15. Transition Period Financial Information

        On December 17, 2010, the Company's Board of Directors approved a change in the Company's fiscal year end from the last Saturday in November to the Saturday closest to December 31 of each year. Accordingly, the Company is presenting financial statements for the five-week transition period ended January 1, 2011. The following table provides certain comparative financial information of the same period of the prior year. The five-week periods ended January 1, 2011 and January 2, 2010, both included 35 days (in thousands, except per share data):

	Five Weeks Ended
	January 1, 2011	January 2, 2010
Statement of operations data:
Net revenue	$22,250	$20,360
Gross profit	5,850	5,351
Loss from operations	(800)	(1,490)
Benefit for income taxes	288	1,232
Net loss attributable to CRA International, Inc.	(626)	(358)
Basic and diluted net loss per share attributable to CRA International, Inc.	$(0.06)	$(0.03)
Basic and diluted weighted average number of shares outstanding	10,567	10,639

	January 1, 2011	January 2, 2010
Balance Sheet Data:
Working capital	$100,533	$144,972
Total assets	367,365	408,363
Convertible debt	21,651	60,422
Total shareholders' equity	255,424	254,257

16. Compensation Arrangements

        In connection with a previous acquisition, CRA has agreed to pay an award to certain employees of the acquired business if they achieve specific performance targets through fiscal 2012. Retention of amounts paid to the individual employees is contingent on their continued employment with CRA through 2016. As of April 2, 2011, based upon performance to date and expected performance in the future, the amount of the award is estimated to be approximately $12 million and is being expensed over the seven and a half year service period. The amount of the award could fluctuate depending on future performance. Any payments under this award would be made in fiscal 2013.

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

Recent Events

        On December 17, 2010, our Board of Directors approved a change in our fiscal year end from the last Saturday in November to the Saturday nearest December 31 of each year. The fiscal year change was effective beginning with our 2011 fiscal year, which began January 2, 2011 and will end December 31, 2011. As a result of the change, we had a five-week period which began November 28, 2010 and ended January 1, 2011 ("transition period"). The audited results of the five-week transition period ended January 1, 2011 were presented in our Annual Report on Form 10-K as filed on February 10, 2011. For comparative analysis purposes, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented herein compares the results for the five-week transition period ended January 1, 2011, which were derived from the audited financial statements included in the Annual Report, to the results for the five-week comparative period ended January 2, 2010.

        The fiscal year change was not effective until after the completion of our 2010 fiscal year. Therefore, the prior year comparative financial and other information reported in the financial statements herein continue to be presented based on our prior fiscal year end calendar. We have not prepared financial information for the thirteen weeks ended April 3, 2010 in this Form 10-Q because the information is not practical or cost beneficial to prepare. Our results for the first quarter of fiscal 2011, which was the thirteen-week period ended April 2, 2011, are compared to our results for the first quarter of fiscal 2010, which was the twelve-week period ended February 19, 2010. The comparisons are affected by the inclusion of thirteen weeks in the first quarter of fiscal 2011 versus twelve weeks in the first quarter of fiscal 2010, as well as seasonality differences that result from the year-end holiday period being part of the first quarter of fiscal 2010 but not part of the first quarter of fiscal 2011.

Critical Accounting Policies and Significant Estimates

        The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. ("U.S. GAAP"). The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates in these condensed consolidated financial statements include, but are not limited to, accounts receivable allowances, revenue recognition on fixed price contracts, depreciation of property and equipment, share-based compensation, valuation of acquired intangible assets, impairment of long lived assets, goodwill, accrued and deferred income taxes, valuation allowances on deferred tax assets, accrued compensation, accrued exit costs, and other accrued expenses. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if our assumptions based on past experience or our other assumptions do not turn out to be substantially accurate.

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

        Revenues also include reimbursable expenses, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. Reimbursable expenses are as follows (in thousands):

	Quarter Ended		Transition Period
	April 2, 2011 (13 weeks)	February 19, 2010 (12 weeks)	January 1, 2011 (5 weeks)
Reimbursable expenses	$10,376	$8,266	$2,936

        Our normal payment terms are 30 days from the invoice date. At the end of the first quarter of fiscal 2011, the first quarter of fiscal 2010, and the five-week transition period ended January 1, 2011, our average days sales outstanding, or DSOs, were 95 days, 103 days, and 93 days, respectively. We calculate DSOs by dividing the sum of our accounts receivable and unbilled services balance, net of deferred revenue, at the end of the period by average daily revenues. Average daily revenues are calculated by dividing period revenues by the number of days in the period. Our project managers and finance personnel monitor payments from our clients and assess any collection issues. We maintain accounts receivable allowances for estimated losses resulting from clients' failure to make required payments. We base our estimates on our historical collection experience, current trends, and credit policy. In determining these estimates, we examine historical write-offs of our receivables and review client accounts to identify any specific customer collection issues. If the financial condition of our customers were to deteriorate, or if disputes were to arise regarding the services provided, resulting in an impairment of their ability or intent to make payment, additional allowances may be required. A failure to estimate accurately the accounts receivable allowances and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition, and results of operations. As of April 2, 2011, January 1, 2011, and November 27, 2010, $7.1 million, $7.0 million, and $6.9 million were provided for accounts receivable allowances, respectively.

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

        During the five weeks ended January 1, 2011, in connection with the sale of our Asia-Pacific based Energy practice, we recorded a charge of approximately $39,000 related to the write-off of goodwill. There were no impairment losses related to goodwill or intangible assets during the first quarter of fiscal 2011. We will continue to monitor our market capitalization and in the event that our average stock price subsequently declines and our market capitalization plus an estimated control premium declines below the carrying value for a period we consider to be other-than-temporary, we may be required to record an impairment of goodwill either as a result of our annual assessment that we will conduct in the fourth quarter of fiscal year 2011, or in a future quarter, if an indication of potential impairment is evident. A non-cash goodwill impairment charge would have the affect of decreasing our earnings in such period. If we are required to take a substantial impairment charge, our operating results would be materially adversely affected in such period.

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

        Our financial statements contain certain deferred tax assets and liabilities that result from temporary differences between book and tax accounting, as well as net operating loss carryforwards. ASC Topic 740, "Income Taxes," requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The decision to record a valuation allowance requires varying degrees of judgment based upon the nature of the item giving rise to the deferred tax asset. As a result of operating losses incurred in certain of our foreign subsidiaries, and uncertainty as to the extent and timing of profitability in future periods, we recorded valuation allowances in certain of these foreign subsidiaries in the five-week transition period ended January 1, 2011 and in fiscal 2010 based on the facts and circumstances affecting each subsidiary. Had we not recorded these allowances of approximately $0.1 million and $2.2 million in the five-week transition period ended January 1, 2011 and fiscal 2010, respectively, we would have reported a lower effective tax rate than that recognized in our statements of operations in the transition period and fiscal 2010. The Company has also recorded a valuation allowance against certain foreign tax credit carryforwards since the future utilization of these credits is considered uncertain. As a result of improved operations, we did not record any valuation allowances in the first quarter of fiscal 2011. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination was made. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is possible that changes in these estimates in the near term could materially affect our financial condition and results of operations.

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

Adoption of New Accounting Standards

Goodwill

        In December 2010, the Financial Accounting Standards Board (the "FASB") issued an Accounting Standards Update 2010-28, Intangibles-Goodwill and Other (Topic 350) ("ASU 2010-28"). ASU 2010-28 clarifies the requirement to test for impairment of goodwill. ASC Topic 350 requires that goodwill be tested for impairment if the carrying amount of a reporting unit exceeds its fair value. Under ASU 2010-28, when the carrying amount of a reporting unit is zero or negative, an entity must assume that it is more likely than not that a goodwill impairment exists, perform an additional test to determine whether goodwill has been impaired and calculate the amount of that impairment. The modifications to ASC Topic 350 resulting from the issuance of ASU 2010-28 are effective for fiscal years beginning after December 15, 2010 and interim periods within those years. The adoption of the provisions of ASU 2010-28 had no effect on our financial position, results of operations, or cash flows.

Business Combinations

        In December 2010, the FASB issued Accounting Standards Update 2010-29, Business Combinations (Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations ("ASU 2010-29"), which requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The amendments in ASU 2010-29 are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of the provisions of this topic had no effect on our financial position, results of operations, or cash flows.

Results of Operations

        The following table provides operating information as a percentage of revenues for the periods indicated:

	Quarter Ended		Five-Week Period Ended
	April 2, 2011 (13 weeks)	February 19, 2010 (12 weeks)	January 1, 2011	January 2, 2010
Revenues	100.0%	100.0%	100.0%	100.0%
Costs of services	65.6	68.7	73.7	73.7

Gross profit	34.4	31.3	26.3	26.3
Selling, general and administrative expenses	22.7	26.8	27.6	31.4
Depreciation and amortization	1.7	2.1	2.3	2.2

Income (loss) from operations	10.1	2.3	(3.6)	(7.3)
Interest income	0.1	0.1	0.1	0.1
Interest expense	(0.5)	(1.5)	(0.7)	(1.9)
Other income (expense)	(0.2)	(0.0)	(0.1)	0.3

Income (loss) before (provision) benefit for income taxes	9.5	0.9	(4.3)	(8.8)
(Provision) benefit for income taxes	(3.8)	(0.7)	1.3	6.1

Net income (loss)	5.7	0.2	(3.0)	(2.8)
Net (income) loss attributable to noncontrolling interest, net of tax	(0.0)	0.3	0.1	1.0

Net income (loss) attributable to CRA International, Inc.	5.6%	0.5%	(2.8)%	(1.8)%

Quarter Ended April 2, 2011 Compared to the Quarter Ended February 19, 2010

        On December 17, 2010, our Board of Directors approved a change in our fiscal year end from the last Saturday in November to the Saturday nearest December 31 of each year. The fiscal year change was effective beginning with our 2011 fiscal year, which began January 2, 2011 and will end December 31, 2011. The fiscal year change was not effective until after the completion of our 2010 fiscal year. Therefore, the prior year comparative financial and other information reported in the financial statements herein continue to be presented based on our prior fiscal year end calendar. We have not submitted financial information for the thirteen weeks ended April 3, 2010 in this Form 10-Q because the information is not practical or cost beneficial to prepare. Our results for the first quarter of fiscal 2011, which was the thirteen-week period ended April 2, 2011, are compared to our results for the first quarter of fiscal 2010, which was the twelve-week period ended February 19, 2010. The comparisons are affected by the inclusion of thirteen weeks in the first quarter of fiscal 2011 versus twelve weeks in the first quarter of fiscal 2010 as well as seasonality differences that result from the year-end holiday period being part of the first quarter of fiscal 2010 but not part of the first quarter of fiscal 2011.

        Revenues.    Revenues increased $19.8 million, or 33.6%, to $78.6 million for the first quarter of fiscal 2011 from $58.8 million for the first quarter of fiscal 2010. Our revenue improvement was due primarily to increased demand for our services, specifically in the litigation, regulatory, and financial consulting and management consulting areas, even though clients have continued to carefully manage their spending. Our litigation, regulatory, and financial consulting areas have also benefited from our recent investments in business development. Employee consultant headcount was 518 at the end of the first quarter of fiscal 2011, a decrease from 588 at the end of the first quarter of fiscal 2010. Our utilization rate increased to 75% for the first quarter of fiscal 2011 from 60% for the first quarter of fiscal 2010. The increase in utilization is primarily related to increased demand for our services and the restructuring of our portfolio of services. In addition, due to the change in our fiscal year end, the first quarter of fiscal 2011 did not include the year-end holiday season that was included in the first quarter of fiscal 2010. As a result, revenues were positively impacted in the current quarter compared to the first quarter of fiscal 2010. Increased billing rates for employee consultants, which went into effect in the first quarter of fiscal 2011, have also favorably impacted revenue.

        Overall, revenues outside of the U.S. represented approximately 28% of total revenues for the first quarter of fiscal 2011, compared with 26% of total revenues for the first quarter of fiscal 2010, which is due primarily to our international business having a strong quarter, specifically in Europe and the Middle East. Revenues derived from fixed-price engagements increased to 24.8% of total revenues for the first quarter of fiscal 2011 compared with 15.1% for the first quarter of fiscal 2010. The increase in revenues from fixed-price engagements is due primarily to a change in the proportion of time-and-materials service contracts and fixed-price service contracts in our management consulting area.

        Costs of Services.    Costs of services increased $11.1 million, or 27.5%, to $51.6 million for the first quarter of fiscal 2011 from $40.5 million for the first quarter of fiscal 2010. The increase in costs of services is due to an increase in compensation for our employee consultants and an increase in client reimbursable expenses, partially offset by a decrease in headcount. Compensation for our employee consultants increased by $9.0 million, or 27.9%, and is primarily due to an increase in incentive bonuses for our employee consultants that was accrued for in the first quarter of fiscal 2011 due to the increase in revenue and profitability and the inclusion of thirteen weeks of results in the first quarter of fiscal 2011 as compared with twelve weeks of results in the first quarter of fiscal 2010 due to the change in fiscal year end. Client reimbursable expenses increased $2.1 million, or 25.5%, to $10.4 million for the first quarter of fiscal 2011 from $8.3 million for the first quarter of fiscal 2010 primarily related to the increase in the number of projects. As a percentage of revenues, costs of services decreased to 65.6% for the first quarter of fiscal 2011 from 68.7% for the first quarter of fiscal 2010. The decrease in costs of services as a percentage of revenue is due primarily to the increase in revenue during the first quarter of fiscal 2011 as compared with the first quarter of fiscal 2010 and lower compensation expense as a percentage of revenue.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by $2.0 million, or 12.9%, to $17.8 million for the first quarter of fiscal 2011 from $15.8 million for the first quarter of fiscal 2010. The increase in selling, general and administrative expenses is due primarily to an increase in incentive bonuses for our employees that were accrued for in the first quarter of fiscal 2011 due to the increase in revenue and profitability, the year-end holiday season reflected in our results for the first quarter of fiscal 2010 but not affecting the first quarter of fiscal 2011, the inclusion of thirteen weeks of results in the first quarter of fiscal 2011 as compared with twelve weeks of results in the first quarter of 2010 due to the change in fiscal year end, and investments in business development. As a percentage of revenues, selling, general and administrative expenses decreased to 22.7% for the first quarter of fiscal 2011 from 26.8% for the first quarter of fiscal 2010, which was primarily the result of the increase in revenue during the first quarter of fiscal 2011 as compared with the first quarter of fiscal 2010.

        Depreciation and Amortization.    Depreciation and amortization remained relatively constant at $1.3 million for the first quarter of fiscal 2011 and the first quarter of fiscal 2010.

        Interest Expense.    Interest expense decreased by $478,000 to $392,000 for the first quarter of fiscal 2011 from $870,000 for the first quarter of fiscal 2010. Interest expense primarily represents interest incurred on our 2.875% convertible debt, the amortization of debt issuance costs, and the amortization of the discount recorded in connection with our adoption of ASC Topic 470-20. The decrease was primarily due to the lower principal balance outstanding on our convertible debt in the first quarter of fiscal 2011 compared with the first quarter of fiscal 2010.

        Other Income (Expense).    Other income (expense) increased by $132,000 to expense of $146,000 for the first quarter of fiscal 2011 from expense of $14,000 for the first quarter of fiscal 2010. Other income (expense) consists primarily of foreign currency exchange transaction gains and losses. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies including the Euro and the British Pound.

        (Provision) Benefit for Income Taxes.    The provision for income taxes was $3.0 million for the first quarter of fiscal 2011 and $436,000 for the first quarter of fiscal 2010. Our effective income tax rate decreased to 40.2% for the first quarter of fiscal 2011 compared to an effective tax rate of 81.5% for the first quarter of fiscal 2010. The effective tax rate in the first quarter of fiscal 2011 was consistent with the expected statutory rate. The effective tax rate in the first quarter of fiscal 2010 was higher than the expected statutory rate primarily due to losses in foreign locations that provided no tax benefit.

        Net (Income) Loss Attributable to Noncontrolling Interest, Net of Tax.    Our ownership interest in NeuCo constitutes control under U.S GAAP. As a result, NeuCo's financial results are consolidated with ours and allocations of the noncontrolling interest's share of NeuCo's net income result in deductions to our net income, while allocations of the noncontrolling interest's share of NeuCo's net loss result in additions to our net income. Our ownership interest in NeuCo is 55.89%. The result of operations of NeuCo allocable to its other owners was a net income of $26,000 for the first quarter of fiscal 2011 and a net loss of $167,000 for the first quarter of fiscal 2010.

        Net Income (Loss) Attributable to CRA International, Inc.    Net income (loss) attributable to CRA International, Inc. increased by $4.2 million to net income of $4.4 million for the first quarter of fiscal 2011 from net income of $266,000 for the first quarter of fiscal 2010. Diluted net income per share was $0.41 per share for the first quarter of fiscal 2011, compared to $0.02 of net income per diluted share for the first quarter of fiscal 2010. Diluted weighted average shares outstanding decreased by approximately 37,000 shares to approximately 10,798,000 shares for the first quarter of fiscal 2011 from approximately 10,835,000 shares for the first quarter of fiscal 2010. The decrease in weighted average shares outstanding is primarily due to repurchases of common stock during fiscal 2010, offset in part by an increase in restricted shares that have vested and stock options that have been exercised since the first quarter of fiscal 2010.

Five Weeks Ended January 1, 2011 Compared to Five Weeks Ended January 2, 2010

        On December 17, 2010, our Board of Directors approved a change in our fiscal year end from the last Saturday in November to the Saturday nearest December 31 of each year. The fiscal year change was effective beginning with our 2011 fiscal year that began January 2, 2011 and will end December 31, 2011. As a result of this change, we had a five week transition period which began November 28, 2010 and ended January 1, 2011. The discussion below compares the results for the five-week transition period ended January 1, 2011 to the results for the five-week comparative period ended January 2, 2010. These two comparative periods each included two weeks with major holidays and resultant employee consultant vacation time. Accordingly, revenue for the five-week periods is not representative of five average weeks from a full fiscal cycle. Moreover, expenses such as compensation, occupancy costs and many other costs continue on a level basis, which impacted performance in both periods.

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

        Cost of Services.    Cost of services increased by $1.4 million, or 9.3%, to $16.4 million for the five weeks ended January 1, 2011, from $15.0 million for the five weeks ended January 2, 2010. Included in costs of services are $0.1 million and $0.2 million in the five weeks ended January 1, 2011, and January 2, 2010, respectively, due to the consolidation of NeuCo. The increase in cost of services was due to increased compensation-related costs and an increase in client reimbursable expenses in the comparable periods.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased by $0.2 million, or 3.8%, to $6.1 million for the five weeks ended January 1, 2011, from $6.4 million for the five weeks ended January 2, 2010. Included in selling, general and administrative expenses are $0.4 million and $0.6 million in the five weeks ended January 1, 2011, and January 2, 2010, respectively, due to the consolidation of NeuCo. The decrease in selling, general, and administrative expenses was due primarily to our cost cutting efforts during fiscal 2010.

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

        Net Loss Attributable to CRA International, Inc.    We reported a net loss of $0.6 million, or net loss of $0.06 per share, for the five weeks ended January 1, 2011, compared to a net loss of $0.4 million, or a net loss of $0.03 per share, for the five weeks ended January 2, 2010. Included in the net loss are $39,000 and $0.1 million in net losses in the five weeks ended January 1, 2011 and January 2, 2010, respectively, due to the consolidation of NeuCo. Weighted average shares outstanding decreased by approximately 72,000 shares to approximately 10,567,000 for the five weeks ended January 1, 2011, from approximately 10,639,000 for the five weeks ended January 2, 2010. The decrease in weighted average shares outstanding was due to repurchases of common stock during fiscal 2010, partially offset by restricted shares that vested and stock options that were exercised during fiscal 2010.

Liquidity and Capital Resources

        We believe that our current cash balances, cash generated from operations, and amounts available under our bank line of credit will be sufficient to meet our anticipated working capital, capital expenditures, and contingent consideration payment requirements for at least the next 12 months.

  Quarter Ended April 2, 2011

        General.    In the first quarter of fiscal 2011, cash and cash equivalents decreased by $37.2 million. We completed the quarter with cash and cash equivalents of $50.3 million, short term investments of $31.6 million, and working capital (defined as current assets less current liabilities) of $104.6 million.

        Sources and Uses of Cash.    During the first quarter of fiscal 2011, net cash used in operating activities was $2.9 million. The use of cash was expected as we paid out bonuses during the first quarter of fiscal 2011. The primary uses of cash in operating activities include increases in unbilled services of $4.0 million, decreases in accounts payable, accrued expenses, and other liabilities of $2.9 million, decreases in deferred rent of $1.9 million, increases in prepaid expenses and other assets of $1.1 million and an increase in accounts receivable of $0.8 million. The uses of cash in operations were partially offset by the following sources of cash: net income of $4.5 million, share-based compensation expense of $1.7 million, and depreciation and amortization expense of $1.3 million.

        We used $34.2 million of net cash in investing activities for first quarter of fiscal 2011, which included uses of cash of $31.4 million to purchase short-term investments to achieve higher returns on our excess cash, $2.5 million for capital expenditures, and $0.3 million of net acquisition consideration payments.

        We used $0.4 million of net cash in financing activities for the first quarter of fiscal 2011. Cash used in financing activities was primarily used to redeem $0.7 million in vested employee restricted shares for tax withholdings, offset partially by $0.3 million received upon the exercise of stock options.

  Transition Period

        General.    During the five-week transition period ended January 1, 2011, we had a net increase in cash and cash equivalents of $13.3 million since November 27, 2010. We completed the transition period with cash and cash equivalents of $87.5 million and working capital (defined as current assets less current liabilities) of $100.5 million.

        Sources and Uses of Cash.    During the five-week transition period ended January 1, 2011, net cash provided by operations was $7.5 million. The primary sources of cash from operations include a decrease in unbilled services of $7.7 million and a decrease in accounts receivable of $3.6 million due to increased collections, an increase in deferred rent of $0.9 million, share-based compensation expense of $0.8 million, and depreciation and amortization expense of $0.7 million. The sources of cash in operations were offset by a net loss of $0.7 million and a decrease in accounts payable, accrued expenses, and other liabilities of $6.4 million due to a decrease in compensation related accruals.

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

  Indebtedness

        Private Placement of Convertible Debt.    In 2004, we completed a private placement of $90.0 million of 2.875% convertible senior subordinated debentures due in 2034. Cumulatively to date through April 2, 2011, we have repurchased convertible debentures in the principal amount of $68.2 million, on the open market. As of April 2, 2011, the principal amount of the convertible debentures totaled $21.9 million. The debentures are our direct, unsecured senior subordinated obligations and rank junior in right of payment to our existing bank revolving line of credit and any future secured indebtedness that we may designate as senior indebtedness. Contractual interest of approximately $0.3 million is payable on June 15, 2011.

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

        Pursuant to the terms of the indenture governing the debentures, since the closing stock price did not equal or exceed the $50 per share contingent conversion trigger price for 20 out of the 30 consecutive trading days ended on April 2, 2011, the market price conversion trigger was not satisfied and holders of the debentures are not able to exercise their right to convert the bonds during the first quarter of fiscal 2011 and will not be able to exercise during the second quarter of fiscal 2011. This test is repeated each fiscal quarter. To date, no conversions have occurred.

        We may elect to redeem all or any portion of the debentures on or after June 20, 2011, at a repurchase price equal to 100% of the principal amount of the debentures, plus accrued and unpaid interest. As early as June 15, 2011 or upon certain specified fundamental changes, we may be required, at the option of each holder, to repurchase all or any portion of the debentures, which, in the event of a fundamental change involving a change of control of our firm, may include the payment of a make-whole premium. Due to the potential redemption as early as June 2011, we classified the remaining convertible debt balances as a current liability as of April 2, 2011, January 1, 2011 and November 27, 2010 in the accompanying consolidated balance sheets.

        Borrowings under the Revolving Line of Credit.    We are party to a senior loan agreement with our bank for a $60.0 million revolving line of credit. Subject to the terms of the agreement, we may use borrowings under this revolving line of credit for acquisition financing, working capital, general corporate purposes, letters of credit, and foreign exchanges contracts. The available revolving line of credit is reduced, as necessary, to account for certain outstanding letters of credit. The $60.0 million credit facility allows us to mitigate the potential liquidity risk, and to provide funding if required, in the event of conversion by the debenture holders. The revolving line of credit also gives us additional flexibility to meet any unforeseen financial requirements. The revolving line of credit expires on April 30, 2014. The amounts available under our bank revolving line of credit are constrained by various financial covenants and reduced by certain outstanding letters of credit. As of April 2, 2011, there were no amounts outstanding under this revolving line of credit and $2.5 million in letters of credit were outstanding.

        Borrowings under our credit facility bear interest, at LIBOR plus an applicable margin. Applicable margins range from 1.75% to 2.75%, depending on the ratio of our consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the preceding four fiscal quarters, subject to various adjustments stated in the senior loan agreement. These margins are adjusted both quarterly and each time we borrow under the credit facility. Interest is payable monthly. A commitment fee of 0.25% is payable on the unused portion of the credit facility. Borrowings under the credit facility are secured by 100% of the stock of certain of our U.S. subsidiaries and 65% of the stock of our foreign subsidiaries, which represents approximately $53.8 million in net assets as of April 2, 2011.

        Under our senior loan agreement, we must comply with various financial and non-financial covenants. Compliance with these financial covenants is tested on a fiscal quarterly basis. Any indebtedness outstanding under the senior credit facility may become immediately due and payable upon the occurrence of stated events of default, including our failure to pay principal, interest or fees or a violation of any financial covenant. As of April 2, 2011, the financial covenants required us to maintain a minimum consolidated working capital of $25.0 million and to comply with a consolidated senior debt to EBITDA ratio of not more than 2.5 to 1.0. The non-financial covenant restrictions under the senior credit agreement include, but are not limited to, our ability to incur additional indebtedness, engage in acquisitions or dispositions, and enter into business combinations. As of April 2, 2011, we were in compliance with our agreement with the bank.

  Compensation Arrangements

        In connection with a previous acquisition, we have agreed to pay an award to certain employees of the acquired business if they achieve specific performance targets through fiscal 2012. Retention of amounts paid to the individual employees is contingent on their continued employment with us through 2016. As of April 2, 2011, based upon performance to date and expected performance in the future, the amount of the award is estimated to be approximately $12 million. This amount could fluctuate depending on future performance. Any payments under this award would be made in fiscal 2013 and we expect to fund these payments, if any, from existing cash resources, cash generated from operations, or financing transactions.

  Other Matters

        As part of our business, we regularly evaluate opportunities to acquire other consulting firms, practices or groups or other businesses. In recent years, we have typically paid for acquisitions with cash, or a combination of cash and our common stock, and we may continue to do so in the future. To pay for an acquisition, we may use cash on hand, cash generated from our operations, borrowings under our revolving credit facility, or we may pursue other forms of financing. Our ability to secure short-term and long- term debt or equity financing in the future, including our ability to refinance our current senior loan agreement, will depend on several factors, including our future profitability, the levels of our debt and equity, restrictions under our existing revolving line of credit with our bank, and the overall credit and equity market environments.

        On July 6, 2010, we announced that our board of directors approved a share repurchase program of up to $5 million of our common stock. We will finance the repurchase program with available cash and cash from future operations. We may repurchase shares in open market purchases or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. As of April 2, 2011, we have repurchased 8,733 shares under this plan for approximately $0.2 million. We expect to continue to repurchase shares under the share repurchase program.

        We have from time to time retired or repurchased additional portions of our 2.875% convertible debentures through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Any future repurchases or exchanges will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

        The majority of our operations are based in the U.S., and accordingly, the majority of our transactions are denominated in U.S. dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of foreign currencies. Our primary foreign currency exposures relate to our short-term intercompany balances with our foreign subsidiaries and accounts receivable and cash valued in the United Kingdom in U.S. Dollars or Euros. Our primary foreign subsidiaries have functional currencies denominated in the British Pound and the Euro, and foreign denominated assets and liabilities are remeasured each reporting period with any exchange gains and losses recorded in our consolidated statements of operations. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies and the Euro and the British Pound. Holding all other variables constant, fluctuations in foreign exchange rates may impact reported revenues and expenses significantly, based on currency exposures at April 2, 2011. A hypothetical 10% movement in foreign exchange rates would have affected our income before provision for income taxes for the first quarter of fiscal 2011 by approximately $0.6 million. However, actual gains and losses in the future could differ materially from this analysis based on the timing and amount of both foreign currency exchange rate movements and our actual exposure.

        From time to time, we may use derivative instruments to manage the risk of exchange rate fluctuations. However, at April 2, 2011, we had no outstanding derivative instruments. We do not use derivative instruments for trading or speculative purposes.

Interest Rate Risk

        We maintain an investment portfolio consisting mainly of commercial paper with maturities of less than a year and funds holding Canadian government obligations. These held-to-maturity securities are subject to interest rate risk. However, a hypothetical change in the interest rate of 10% would not have a material impact to the fair values of these securities at April 2, 2011 primarily due to their short maturity.

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

Evaluation of Changes in Internal Control over Financial Reporting

        Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we have determined that, during the five-week transition period ended January 1, 2011 and the first quarter of fiscal 2011, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to affect, materially our internal control over financial reporting.

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

We depend upon key employees to generate revenue

        Our business consists primarily of the delivery of professional services, and accordingly, our success depends heavily on the efforts, abilities, business generation capabilities, and project execution capabilities of our employee consultants. In particular, our employee consultants' personal relationships with our clients are a critical element in obtaining and maintaining client engagements. If we lose the services of any employee consultant or group of employee consultants, or if our employee consultants fail to generate business or otherwise fail to perform effectively, that loss or failure could adversely affect our revenues and results of operations. Our employee consultants generated engagements that accounted for approximately 88%, 88%, and 90% of our revenues for the first quarter of fiscal 2011, the first quarter of fiscal 2010, and the five-week transition period ended January 1, 2011, respectively. Our top five employee consultants generated approximately 16%, 14%, and 15% of our revenues in the first quarter of 2011, and the first quarter of fiscal 2010, and the five-week transition period ended January 1, 2011, respectively.

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

Deterioration of global economic conditions, global market and credit conditions, and regulatory and legislative changes affecting our clients, practice areas, competitors, or staff could have an impact on our business

        Overall global economic conditions and global market and credit conditions in the industries we service can negatively impact the market for our services. A number of factors outside of our control include the availability of credit, the costs and terms of borrowing, merger and acquisition activity, and general economic factors and business conditions.

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

We depend on our non-employee experts

        We depend on our relationships with our exclusive non-employee experts. In the first quarter of fiscal 2011, the first quarter of fiscal 2010, and the five-week transition period ended January 1, 2011, five of the top exclusive nonemployee experts generated engagements that accounted for approximately 7%, 10%, and 7% of our revenues in those periods, respectively. We believe that these experts are highly regarded in their fields. Each offers a combination of knowledge, experience, and expertise that would be very difficult to replace. We also believe that we have been able to secure some engagements and attract consultants in part because we could offer the services of these experts. Most of these experts can limit their relationships with us at any time for any reason. These reasons could include affiliations with universities with policies that prohibit accepting specified engagements, termination of exclusive relationships, the pursuit of other interests, and retirement.

        In many cases we seek to include restrictive covenant agreements in their agreements with us, which could include non-competition agreements, non-solicitation agreements and non-hire agreements. The limitation or termination of any of their relationships with us, or competition from any of them after these agreements expire, could harm our reputation, reduce our business opportunities and adversely affect our revenues and results of operations. These restrictive covenant agreements that we may have with some of our non-employee experts offer us only limited protection and may not be enforceable in every jurisdiction. In the event that non-employee experts leave, such clients may decide that they prefer to continue working with the non-employee expert rather than with us. In the event a non-employee expert departs and acts in a way that we believe violates their restrictive covenant agreements, we will consider any legal remedies we may have against such person on a case-by-case basis. We may decide that preserving cooperation and a professional relationship with the former non-employee expert or client, or other concerns, outweigh the benefits of any possible legal action or recovery.

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

We derive our revenues from a limited number of large engagements

        We derive a portion of our revenues from a limited number of large engagements. If we do not obtain a significant number of new large engagements each year, our business, financial condition, and results of operations could suffer. Our 10 largest engagements accounted for 18%, 16%, and 22% of our revenues in the first quarter of fiscal 2011, the first quarter of fiscal 2010, and the five-week transition period ended January 1, 2011, respectively. Our 10 largest clients accounted for approximately and 23%, 17%, and 25% of our revenues in the first quarter of fiscal 2011, the first quarter of fiscal 2010, and the five-week transition period ended January 1, 2011, respectively. In general, the volume of work we perform for any particular client varies from year to year, and due to the specific engagement nature of our practice, a major client in one year may not hire us in the following year.

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

        Because we generate the majority of our revenues from consulting services that we provide on an hourly fee basis, our revenues in any period are directly related to the number of our employee consultants, their billing rates, and the number of billable hours they work in that period. We have a limited ability to increase any of these factors in the short term. Accordingly, if we underutilize our consultants during one part of a fiscal period, we may be unable to compensate by augmenting revenues during another part of that period. In addition, we are occasionally unable to utilize fully any additional consultants that we hire, particularly in the quarter in which we hire them. Moreover, a significant majority of our operating expenses, primarily office rent and salaries are fixed in the short term. As a result, if our revenues fail to meet our projections in any quarter, that could have a disproportionate adverse effect on our net income. For these reasons, we believe our historical results of operations are not necessarily indicative of our future performance.

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

Fluctuations in the types of service contracts we enter into may adversely impact revenue and results of operations

        We derive a portion of our revenues from fixed-price contracts. We derived approximately 25%, 15%, and 26% of revenues from fixed-price engagements in the first quarter of fiscal 2011, the first quarter of fiscal 2010, and the five-week transition period ended January 1, 2011, respectively. These contracts are more common in our management consulting area, and would likely grow in number with any expansion of that area. Fluctuations in our mix between time-and-material or fixed-price contracts or arrangements with fees tied to performance-based criteria may result in fluctuations of revenue and results of operations. In addition, if we fail to estimate accurately the resources required for a fixed-price project or fail to satisfy our contractual obligations in a manner consistent with the project budget, we might generate a smaller profit or incur a loss on the project. On occasion, we have had to commit unanticipated additional resources to complete projects, and we may have to take similar action in the future, which could adversely affect our revenues and results of operations.

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

The market price of our common stock may be volatile

        The market price of our common stock has fluctuated widely and may continue to do so. For example, from February 20, 2010 to April 2, 2011, the trading price of our common stock ranged from a high of $29.67 per share to a low of $14.98 per share. Many factors could cause the market price of our common stock to rise and fall. Some of these factors are:

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

        During the five weeks ended January 1, 2011, in connection with the sale of our Asia-Pacific based Energy practice, we recorded a charge of approximately $39,000 related to the write-off of goodwill. There were no impairment losses related to goodwill or intangible assets during the first quarter of fiscal 2011. Uncertainty in the financial markets and weakness in macroeconomic conditions globally have recently contributed to volatility in our stock price. The current macroeconomic environment continues to be challenging and we cannot be certain of the duration of these conditions and their potential impact on our stock price performance. If our market capitalization plus an estimated control premium is below our carrying value for a period we consider to be other-than-temporary, we may be required to record an impairment of our goodwill either as a result of our annual assessment that we will conduct in the fourth quarter of fiscal year 2011, or in a future quarter if an indication of potential impairment is evident. A non-cash goodwill impairment charge would have the affect of decreasing our earnings or increasing our losses in such period. If we are required to take a substantial impairment charge, our operating results would be materially adversely affected in such period.

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

Our debt obligations may adversely impact our financial performance

        In 2004, we issued a total of $90.0 million of 2.875% convertible senior subordinated debentures due in 2034. We had previously operated with little or no debt, and our previous payments of interest had not been material. The interest we are required to pay on these debentures reduces our net income each year and will continue to do so until the debentures are no longer outstanding. The terms of the debentures also include provisions that could accelerate our obligation to repay all amounts outstanding under the debentures if certain events happen, such as our failure to pay interest in a timely manner, failure to pay principal upon redemption or repurchase, failure to deliver cash, shares of common stock, or other property upon conversion and other specified events of default. In addition, on June 15, 2011, June 15, 2014, June 15, 2019, June 15, 2024 and June 15, 2029, or following specified fundamental changes, holders of the debentures may require us to repurchase their debentures for cash. Due to the potential redemption of the debentures as early as June 2011, we have classified the remaining convertible debt balance as a current liability on our balance sheet. On December 14, 2004, we irrevocably elected to settle with cash 100% of the principal amount of the debentures upon conversion thereof, and holders of the debentures may convert them if our stock price exceeds $50 per share for at least 20 out of the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. The market price conversion trigger was not met during the first quarter of fiscal 2011. Therefore, holders of the debentures will not be able to exercise their right to convert the bonds during the second quarter of fiscal 2011. This test is repeated each fiscal quarter. To date, no holders have exercised their right to convert the bonds. However, during fiscal 2010, fiscal 2009, and fiscal 2008, we repurchased convertible debentures in the principal amount of $40.7 million, $17.3 million, and $10.2 million, respectively, on the open market. No repurchases were made during the five-week transition period ended January 1, 2011 or in the first quarter of fiscal 2011. As of April 2, 2011, the principal amount of the convertible debentures totaled $21.9 million.

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

        Accounting Standards Codification ("ASC") Topic 470-20, "Debt", applies to any convertible debt instrument that may be settled in whole or in part with cash upon conversion, including our 2.875% debentures. Under ASC Topic 470-20, we are required to recognize non-cash interest expense on our convertible senior subordinated debentures based on the market rate for similar debt instruments without the conversion feature. Under ASC Topic 470-20, in the first quarter of fiscal 2011, the first quarter of fiscal 2010, and the five-week transition period ended January 1, 2011, we recorded incremental non-cash interest expense of approximately $129,000, $317,000, and $50,000, respectively.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        (a)   Not applicable.

        (b)   Not applicable.

        (c)   The following table provides information about our repurchases of shares of our common stock during the quarter ended April 2, 2011 and the five-week transition period ended January 1, 2011. During those periods, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the quarter into three periods of four weeks, four weeks and five weeks, respectively, to coincide with our reporting periods during the first quarter of fiscal 2011.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(3)
November 28, 2010 to January 1, 2011	—	—	—	$4,832,775
January 2, 2011 to January 29, 2011	180 shares(1)	$24.29 per share(1)	—	$4,832,775
January 30, 2011 to February 26, 2011	28,427 shares(2)	$23.96 per share(2)	—	$4,832,775
February 27, 2011 to April 2, 2011	—	—	—	$4,832,775

(1)
During the four weeks ended January 29, 2011, we accepted 180 shares of our common stock as a tax withholding from certain of our employees, in connection with the vesting of restricted shares that occurred during the indicated period, pursuant to the terms of our 2006 equity incentive plan, at an average share price of $24.29.

(2)
During the four weeks ended February 26, 2011, we accepted 28,427 shares of our common stock as a tax withholding from certain of our employees, in connection with the vesting of restricted shares that occurred during the indicated period, pursuant to the terms of our 2006 equity incentive plan, at an average share price of $23.96.

(3)
On July 6, 2010, we issued a press release announcing that our board of directors has approved a share repurchase program of up to $5 million of our common stock. In the first quarter of fiscal 2011, and the five-week transition period ended January 1, 2011, we did not purchase any shares under this plan. As of April 2, 2011, we have purchased 8,733 shares under this plan at an average price per share of approximately $19.15.

ITEM 3.   Defaults Upon Senior Securities

        None.

ITEM 4.    (Removed and Reserved)

ITEM 5.    Other Information

        None.

ITEM 6.    Exhibits

Item No.	Description
3.2	Amended and Restated By-Laws, as amended (incorporated by reference to Exhibit 3.2 to our current report on Form 8-K filed on January 31, 2011).
10.1
Seventh Amendment to Loan Agreement, dated as of January 11, 2011, by and between CRA International, Inc. and RBS Citizens, N.A. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on January 13, 2011).
10.2
Fifth Amendment to Revolving Note, dated as of January 11, 2011, by and between CRA International, Inc. and RBS Citizens, N.A. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on January 13, 2011).
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1	Section 1350 certification

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRA INTERNATIONAL, INC.
Date: May 10, 2011	By:	/s/ PAUL A. MALEH Paul A. Maleh President and Chief Executive Officer
Date: May 10, 2011	By:	/s/ WAYNE D. MACKIE Wayne D. Mackie Executive Vice President, Treasurer, and Chief Financial Officer

EXHIBIT INDEX

Item No.	Description
3.2	Amended and Restated By-Laws, as amended (incorporated by reference to Exhibit 3.2 to our current report on Form 8-K filed on January 31, 2011).
10.1
Seventh Amendment to Loan Agreement, dated as of January 11, 2011, by and between CRA International, Inc. and RBS Citizens, N.A. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on January 13, 2011).
10.2
Fifth Amendment to Revolving Note, dated as of January 11, 2011, by and between CRA International, Inc. and RBS Citizens, N.A. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on January 13, 2011).
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1	Section 1350 certification