Form 10-Q
period 2011-07-02
CRA INTERNATIONAL, INC.
filed 2011-08-09
CIK 1053706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2011
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2011
Common Stock, no par value per share	10,792,028 shares

CRA International, Inc.

INDEX

PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements	3
	Condensed Consolidated Statements of Operations (unaudited)—Quarters Ended July 2, 2011 and May 14, 2010 and the Fiscal Year to Date Periods Ended July 2, 2011 and May 14, 2010	3
	Condensed Consolidated Balance Sheets (unaudited)—July 2, 2011 and January 1, 2011	4
	Condensed Consolidated Statements of Cash Flows (unaudited)—Fiscal Year to Date Periods Ended July 2, 2011 and May 14, 2010	5
	Condensed Consolidated Statement of Shareholders' Equity (unaudited)—Fiscal Year to Date Period Ended July 2, 2011	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	30
ITEM 4.	Controls and Procedures	31
PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	31
ITEM 1A.	Risk Factors	31
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
ITEM 3.	Defaults Upon Senior Securities	41
ITEM 4.	(Removed and Reserved)	41
ITEM 5.	Other Information	41
ITEM 6.	Exhibits	41
Signatures		42

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

CRA International, Inc.

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)

	Quarter Ended		Fiscal Year to Date Period Ended
	July 2, 2011 (13 Weeks)	May 14, 2010 (12 Weeks)	July 2, 2011 (26 Weeks)	May 14, 2010 (24 weeks)
Revenues	$80,641	$68,075	$159,248	$126,921
Costs of services	53,731	50,055	105,291	90,509

Gross profit	26,910	18,020	53,957	36,412
Selling, general and administrative expenses	18,688	17,475	36,516	33,269
Depreciation and amortization	1,252	1,467	2,551	2,725

Income (loss) from operations	6,970	(922)	14,890	418
Interest income	79	79	161	158
Interest expense	(331)	(799)	(723)	(1,669)
Gain (loss) on the extinguishment of convertible debentures	3	(425)	3	(425)
Other income (expense)	43	(90)	(103)	(104)

Income (loss) before (provision) benefit for income taxes	6,764	(2,157)	14,228	(1,622)
(Provision) benefit for income taxes	(2,728)	577	(5,731)	141

Net income (loss)	4,036	(1,580)	8,497	(1,481)
Net loss attributable to noncontrolling interest, net of tax	271	57	245	224

Net income (loss) attributable to CRA International, Inc.	$4,307	$(1,523)	$8,742	$(1,257)

Net income (loss) per share attributable to CRA International, Inc:
Basic	$0.40	$(0.14)	$0.82	$(0.12)

Diluted	$0.40	$(0.14)	$0.81	$(0.12)

Weighted average number of shares outstanding:
Basic	10,650	10,713	10,632	10,683

Diluted	10,820	10,713	10,810	10,683

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except share data)

	July 2, 2011	January 1, 2011
Assets
Current assets:
Cash and cash equivalents	$37,161	$87,505
Short-term investments	14,484	—
Accounts receivable, net of allowances of $7,942 at July 2, 2011 and $7,036 at January 1, 2011	60,038	55,806
Unbilled services	39,143	26,889
Prepaid expenses and other assets	13,466	10,597
Deferred income taxes	14,595	11,233

Total current assets	178,887	192,030
Property and equipment, net	20,207	17,618
Goodwill	141,952	140,681
Intangible assets, net of accumulated amortization of $6,230 at July 2, 2011 and $5,543 at January 1, 2011	3,019	3,147
Deferred income taxes, net of current portion	3	3
Other assets	16,935	13,886

Total assets	$361,003	$367,365

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$10,458	$10,539
Accrued expenses	52,465	49,358
Deferred revenue and other liabilities	6,584	6,187
Deferred income taxes	844	28
Convertible debentures payable, net	—	21,651
Current portion of deferred rent	3,030	3,080
Current portion of notes payable	80	450
Current portion of deferred compensation	633	204

Total current liabilities	74,094	91,497
Notes payable, net of current portion	2,188	2,069
Deferred rent and other non-current liabilities	9,586	11,165
Deferred compensation	860	98
Deferred income taxes, net of current portion	6,339	7,112
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 10,635,610 and 10,567,052 shares issued and outstanding at July 2, 2011 and January 1, 2011, respectively	104,801	103,067
Receivables from shareholders	(1,300)	(1,400)
Retained earnings	167,491	158,749
Accumulated other comprehensive loss	(3,497)	(5,662)

Total CRA International, Inc. shareholders' equity	267,495	254,754
Noncontrolling interest	441	670

Total shareholders' equity	267,936	255,424

Total liabilities and shareholders' equity	$361,003	$367,365

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Fiscal Year to Date Period Ended
	July 2, 2011 (26 Weeks)	May 14, 2010 (24 Weeks)
Operating activities:
Net income (loss)	$8,497	$(1,481)
Adjustments to reconcile net income (loss) to net cash used in operating activities, net of effect of acquired businesses:
Depreciation and amortization	2,673	2,737
Loss on disposal of property and equipment	—	17
Deferred rent	(1,699)	(731)
Deferred income taxes	(3,415)	(941)
(Gain) loss on extinguishment of convertible debentures	(3)	425
Share-based compensation expenses	3,197	3,118
Excess tax benefits from share-based compensation	(50)	(47)
Noncash interest from discount on convertible debentures	232	609
Changes in operating assets and liabilities:
Accounts receivable	(3,252)	8,398
Unbilled services	(10,005)	(655)
Prepaid expenses and other assets	(5,581)	5,889
Accounts payable, accrued expenses, and other liabilities	1,992	(26,820)

Net cash used in operating activities	(7,414)	(9,482)
Investing activities:
Consideration relating to acquisitions, net	(844)	(614)
Purchase of property and equipment	(4,514)	(1,086)
Purchase of investments	(31,543)	(53,751)
Sale of investments	17,059	36,310
Collections on notes receivable	64	—

Net cash used in investing activities	(19,778)	(19,141)
Financing activities:
Issuance of common stock, principally stock option exercises	620	596
Payments on notes payable	(370)	—
Extinguishment of convertible debentures	(21,880)	(14,944)
Tax withholding payment reimbursed by restricted shares	(705)	(902)
Excess tax benefits from share-based compensation	50	47
Repurchase of common stock	(1,368)	(236)
Repurchase of treasury stock by NeuCo, Inc.	(33)	(333)

Net cash used in financing activities	(23,686)	(15,772)
Effect of foreign exchange rates on cash and cash equivalents	534	225

Net decrease in cash and cash equivalents	(50,344)	(44,170)
Cash and cash equivalents at beginning of period	87,505	82,806

Cash and cash equivalents at end of period	$37,161	$38,636

Supplemental cash flow information:
Cash paid for income taxes	$7,028	$227

Cash paid for interest	$393	$1,130

Noncash financing activity:
Repurchase of shares in exchange for notes receivable by NeuCo, Inc.	$—	$422

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statement of Shareholders' Equity (unaudited)

(In thousands, except share data)

	Common Stock					CRA International, Inc. Shareholders' Equity
					Accumulated Other Comprehensive Loss
	Shares Issued	Amount	Receivables from Shareholders	Retained Earnings			Noncontrolling Interest	Total Shareholders' Equity
BALANCE AT JANUARY 1, 2011	10,567,052	$103,067	$(1,400)	$158,749	$(5,662)	$254,754	$670	$255,424
Net income (loss)	—	—	—	8,742	—	8,742	(245)	8,497
Foreign currency translation adjustment	—	—	—	—	2,165	2,165	—	2,165

Comprehensive income (loss)	—	—	—	8,742	2,165	10,907	(245)	10,662
Exercise of stock options	47,009	620	—	—	—	620	—	620
Share-based compensation expense for employees	—	3,146	—	—	—	3,146	—	3,146
Restricted share vesting	102,723	—	—	—	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(29,340)	(705)	—	—	—	(705)	—	(705)
Tax benefit on stock options and restricted share vesting	—	6	—	—	—	6	—	6
Payments received on notes receivable from shareholders	—	—	100	—	—	100	—	100
Shares repurchased	(51,834)	(1,368)	—	—	—	(1,368)	—	(1,368)
Share-based compensation expense for non-employees	—	35	—	—	—	35	—	35
Equity transactions of noncontrolling interest	—	—	—	—	—	—	16	16

BALANCE AT JULY 2, 2011	10,635,610	$104,801	$(1,300)	$167,491	$(3,497)	$267,495	$441	$267,936

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

2. Fiscal Year Change

        On December 17, 2010, the Company's Board of Directors approved a change in the Company's fiscal year end from the last Saturday in November to the Saturday nearest December 31 of each year. The fiscal year change is effective beginning with the 2011 fiscal year, which began January 2, 2011 and will end December 31, 2011. As a result of the change, the Company had a five-week transition period which began November 28, 2010 and ended January 1, 2011. The audited results of the five-week transition period were presented in the Company's Annual Report on Form 10-K that was filed on February 10, 2011.

        The fiscal year change was not effective until after the completion of the 2010 fiscal year. Therefore, the prior year comparative financial and other information reported in the financial statements herein continue to be presented based on the Company's prior fiscal year end calendar. The Company has not prepared financial information for the thirteen and twenty-six weeks ended July 3, 2010 in this Form 10-Q because the information is not practical or cost beneficial to prepare. The Company's results for the second quarter of fiscal 2011, which was the thirteen-week period ended July 2, 2011, are compared to its results for the second quarter of fiscal 2010, which was the twelve-week period ended May 14, 2010; and the Company's results for the fiscal year to date period ended July 2, 2011, which was a twenty-six week period, are compared to its results for the fiscal year to date period ended May 14, 2010, which was a twenty-four week period. The comparisons are affected by the inclusion of thirteen and twenty-six weeks in the second quarter and fiscal year to date period of fiscal 2011, respectively, versus twelve weeks and twenty-four weeks in the second quarter and fiscal year to date period of fiscal 2010, respectively.

3. Unaudited Interim Condensed Consolidated Financial Statements and Estimates

        The following financial statements included in this report are unaudited: the condensed consolidated statements of operations for the thirteen and twenty-six weeks ended July 2, 2011 and for the twelve and twenty-four weeks ended May 14, 2010, the condensed consolidated balance sheet as of July 2, 2011, the condensed consolidated statements of cash flows for the twenty-six weeks ended July 2, 2011 and for the twenty-four weeks ended May 14, 2010, and the condensed consolidated statement of shareholders' equity for the twenty-six weeks ended July 2, 2011. In the opinion of management, these statements include all adjustments necessary for a fair presentation of CRA's consolidated financial position, results of operations, and cash flows. The condensed consolidated balance sheet as of January 1, 2011 included in this report was derived from audited consolidated financial statements included in the Company's Annual Report on Form 10-K that was filed on February 10, 2011.

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

5. Recent Accounting Standards

Comprehensive Income

        In June 2011, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income ("ASU 2011-05"). The objective of ASU 2011-05 is to increase the prominence of items reported in

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

5. Recent Accounting Standards (Continued)

other comprehensive income. The main provisions of ASU 2011-05 provide that an entity that reports items of other comprehensive income has the option to present comprehensive income in either one or two consecutive financial statements. The option in current U.S. GAAP that permits the presentation of other comprehensive income in the statement of changes in equity has been eliminated. ASU 2011-05 is effective for fiscal years, or interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. Early adoption is permitted. The Company believes the adoption of ASU 2011-05 will have no impact on its financial position, results of operations, cash flows, or disclosures.

Fair Value Measurements

        In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"). ASU 2011-04 does not require additional fair value measurements and is primarily a convergence of words between U.S. GAAP and IFRS. ASU 2011-04 is effective for the first interim or annual reporting period beginning on or after December 15, 2011, and the Company believes the adoption of ASU 2011-04 will have no impact on its financial position, results of operations, cash flows, or disclosures.

Goodwill

        In December 2010, the FASB issued Accounting Standards Update 2010-28, Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts ("ASU 2010-28"). ASU 2010-28 clarifies the requirement to test for impairment of goodwill. Topic 350 requires that goodwill be tested for impairment if the carrying amount of a reporting unit exceeds its fair value. Under ASU 2010-28, when the carrying amount of a reporting unit is zero or negative, an entity must assume that it is more likely than not that a goodwill impairment exists, perform an additional test to determine whether goodwill has been impaired and calculate the amount of that impairment. The modifications to Topic 350 resulting from the issuance of ASU 2010-28 are effective for fiscal years beginning after December 15, 2010 and interim periods within those years. The adoption of the provisions of ASU 2010-28 had no effect on the Company's financial position, results of operations, cash flows, or disclosures.

Business Combinations

        In December 2010, the FASB issued Accounting Standards Update 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations ("ASU 2010-29"), which requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The amendments in ASU 2010-29 are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of the provisions of ASU 2010-29 had no effect on the Company's financial position, results of operations, cash flows, or disclosures.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Cash, Cash Equivalents, and Short-Term Investments

        Cash equivalents consist principally of money market funds, commercial paper, bankers' acceptances, and certificates of deposit with maturities of three months or less when purchased. As of July 2, 2011, a portion of the Company's cash accounts are concentrated at a single financial institution, which potentially exposes the Company to credit risks. As of July 2, 2011, the financial institution has generally stable credit ratings and the Company has not experienced any losses related to such accounts. The Company does not believe that there is significant risk of non-performance by the financial institution, the cash on deposit is fully liquid, and the Company continually monitors the credit ratings of such institution.

        Short-term investments consist of commercial paper and have maturities of more than three months and less than one year when purchased. These short-term investments are expected to be held-to-maturity and are classified as such in the accompanying condensed consolidated financial statements. The carrying amounts of these instruments classified as cash equivalents and short-term investments are stated at amortized cost, which approximates fair value because of their short-term maturity. As of July 2, 2011, short-term investments included $14.5 million in corporate obligations. At January 1, 2011, CRA did not hold any short-term investments.

        If a decline in fair value below the amortized cost basis of an investment is judged to be other-than-temporary, the cost basis of the investment is written down to fair value. For those investments for which the fair value of the investment is less than its amortized cost, the credit-related portion of other-than-temporary impairment losses is recognized in earnings while the noncredit-related portion is recognized in other comprehensive income, net of related taxes. The Company does not intend to sell such investments, if any, and it is more likely than not that it will not be required to sell such investments prior to the recovery of its amortized cost basis less any current period credit losses. During the second quarter and the fiscal year to date period ended July 2, 2011, the Company did not write-down any investment balances.

7. Revenue Recognition

        CRA derives substantially all of its revenues from the performance of professional services. The contracts that CRA enters into and operates under specify whether the engagement will be billed on a time-and-materials or a fixed-price basis. Most of CRA's revenue is derived from time-and-materials service contracts. Revenues from time-and-materials service contracts are recognized as services are provided based upon hours worked and contractually agreed-upon hourly rates, as well as a computer services fee based upon hours worked. Revenues from the Company's fixed-price engagements are recognized on a proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Revenue Recognition (Continued)

        Revenues also include reimbursable expenses, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. Reimbursable expenses are as follows (in thousands):

	Quarter Ended		Fiscal Year to Date Period Ended
	July 2, 2011 (13 weeks)	May 14, 2010 (12 weeks)	July 2, 2011 (26 weeks)	May 14, 2010 (24 weeks)
Reimbursable expenses	$11,224	$8,871	$21,600	$17,137

8. Goodwill

        In accordance with Accounting Standards Codification ("ASC") Topic 350, "Intangibles—Goodwill and Other," goodwill is not subject to amortization, but is monitored at least annually for impairment, or more frequently, as necessary, if there are other indicators of impairment. For the Company's goodwill impairment analysis, the Company operates under one reporting unit. The Company completed the required annual impairment test during the fourth quarter of fiscal 2010 and determined that there was no impairment. The Company continues to monitor its market capitalization.

        The changes in the carrying amount of goodwill for the fiscal year to date period ended July 2, 2011 are as follows (in thousands):

Balance at January 1, 2011	$140,681
Effect of foreign currency translation adjustments	1,271

Balance at July 2, 2011	$141,952

9. Indebtedness

        In 2004, CRA completed a private placement of $90.0 million of 2.875% convertible senior subordinated debentures. On June 15, 2011, the Company repurchased 100% of the principal amount of the outstanding debentures plus accrued and unpaid interest, which amounted to $21.9 million and $0.3 million, respectively.

        As of January 1, 2011, the principal amount of the outstanding convertible debentures totaled $21.9 million. The $21.7 million convertible debt balance as of January 1, 2011 represented the principal amount of $21.9 million, net of the unamortized debt discount totaling $0.2 million. As of July 2, 2011 and January 1, 2011, the carrying amount of the equity component of the convertible debentures was $7.7 million, respectively, and was included in common stock. The fair value of the Company's convertible debentures payable based upon dealer quotes at January 1, 2011 was approximately $21.7 million.

        The effective interest rate for the second quarter of fiscal 2011 and 2010 was 5.7% and 5.6%, respectively. The effective interest rate for the fiscal year to date period ended July 2, 2011 and May 14, 2010 was 5.7% and 5.5%, respectively.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9. Indebtedness (Continued)

        For the second quarter of fiscal 2011 and the fiscal year to date period ended July 2, 2011, the contractual interest, amortization of prepaid debt issuance costs, and amortization of the discount included in interest expense was $0.3 million and $0.6 million, respectively. For the second quarter of fiscal 2010 and the fiscal year to date period ended May 14, 2010, the contractual interest, amortization of prepaid debt issuance costs, and amortization of the discount included in interest expense was $0.7 million and $1.5 million, respectively.

        The Company has a $60.0 million revolving line of credit with its bank that provides CRA with the additional flexibility to meet any unforeseen financial requirements. The amounts available under this revolving line of credit are constrained by various financial covenants and are reduced by certain letters of credit outstanding. As of July 2, 2011, there were no amounts outstanding under this revolving line of credit and $0.9 million in letters of credit were outstanding.

10. Net Income (Loss) per Share

        Basic net income (loss) per share represents net income (loss) divided by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share represents net income (loss) divided by the weighted average shares of common stock and common stock equivalents, if applicable, outstanding during the period. Common stock equivalents arise from stock options and unvested restricted shares, using the treasury stock method. Under the treasury stock method, the amount the Company will receive for the share awards, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in common stock when the award becomes deductible are assumed to be used to repurchase shares at the average share price for each fiscal period. A reconciliation of basic to diluted weighted average shares of common stock outstanding is as follows (in thousands):

	Quarter Ended		Fiscal Year to Date Period Ended
	July 2, 2011 (13 weeks)	May 14, 2010 (12 weeks)	July 2, 2011 (26 weeks)	May 14, 2010 (24 weeks)
Basic weighted average shares outstanding	10,650	10,713	10,632	10,683
Common stock equivalents:
Stock options and restricted shares	170	—	178	—

Diluted weighted average shares outstanding	10,820	10,713	10,810	10,683

        For the second quarter and fiscal year to date period ended July 2, 2011, certain share based awards, which amounted to 977,434 and 1,001,316 awards, respectively, were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding because they were anti-dilutive. For the quarter and fiscal year to date period ended May 14, 2010, all share based awards which amounted to 1,174,915 and 1,169,810 awards, respectively, were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding because they were anti-dilutive. Of these share based awards, approximately 143,000 and 163,000 common stock equivalents would have been dilutive had the

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

10. Net Income (Loss) per Share (Continued)

Company reported net income for the quarter and fiscal year to date period ended May 14, 2010, respectively.

        During the second quarter and fiscal year to date period ended July 2, 2011, CRA granted restricted share awards representing 17,580 shares of its common stock that were not vested as of July 2, 2011. During the second quarter and fiscal year to date period ended May 14, 2010, CRA granted restricted share awards representing 87,193 and 95,402 shares, respectively, of its common stock that were not vested as of May 14, 2010.

        On July 6, 2010, the Company issued a press release announcing that its board of directors approved a share repurchase program of up to $5 million of the Company's common stock. During the second quarter and fiscal year to date period ended July 2, 2011, the Company purchased 51,834 shares under this plan at a total cost of $1.4 million. As of July 2, 2011, the Company has purchased 60,567 shares under this plan at an average price per share of approximately $25.38.

11. Comprehensive Income

        A reconciliation of comprehensive income (loss) is as follows (in thousands):

	Fiscal Year to Date Period Ended
	July 2, 2011 (26 weeks)	May 14, 2010 (24 weeks)
Net income (loss)	$8,497	$(1,481)
Change in foreign currency translation	2,165	(4,984)

Comprehensive income (loss)	$10,662	$(6,465)
Comprehensive loss attributable to noncontrolling interest	245	224

Comprehensive income (loss) attributable to CRA International, Inc.	$10,907	$(6,241)

12. Income Taxes

        The Company's effective income tax rate was a provision of 40.3% and a benefit of 26.8% for the second quarter of fiscal 2011 and 2010, respectively. The effective tax rate for the second quarter of fiscal 2011 was consistent with the expected statutory rate. The effective tax rate in the second quarter of fiscal 2010 was lower than the statutory rate due to losses in foreign locations that could not be benefited.

        The effective income tax rate was a provision of 40.3% and a benefit of 8.7% for the fiscal year to date period ended July 2, 2011 and May 14, 2010, respectively. The effective tax rate for the fiscal year to date period ended July 2, 2011 was consistent with the expected statutory rate. The effective income tax rate for the fiscal year to date period ended May 14, 2010 was lower than the statutory rate primarily due to losses in foreign locations that could not be benefited.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

13. Accrued Expenses

        Accrued expenses consist of the following (in thousands):

	July 2, 2011	January 1, 2011
Compensation and related expenses	$45,011	$42,762
Income taxes payable	2,838	1,185
Accrued interest	38	71
Other	4,578	5,340

Total	$52,465	$49,358

14. Restructuring Charges

        During the second quarter of fiscal 2011, the Company incurred pre-tax expenses of $1.0 million associated principally with leased office space at its former Houston, TX office, which was closed during the second quarter of fiscal 2010. The Company recorded this expense in the second quarter of 2011 in selling, general and administrative expenses for a change in the estimate of the future minimum lease payments and related exit costs through the end of the remaining lease term, net of expected future sublease rental income measured at fair value. This estimated expense required management to make assumptions regarding the estimate of the duration of future vacancy periods, the amount and timing of future settlement payments, and the amount and timing of potential sublease income.

        The restructuring expenses for the fiscal year to date period ended July 2, 2011 and the reserve balance as of July 2, 2011 were as follows (in thousands):

	Office Vacancies	Employee Workforce Reduction	Total Restructuring
Balance at January 1, 2011	$4,476	$951	$5,427
Charges incurred in the fiscal year to date period ended July 2, 2011	1,020	—	1,020
Amounts paid in the fiscal year to date period ended July 2, 2011	(1,251)	(608)	(1,859)
Adjustments and effect of foreign currency translation in the fiscal year to date period ended July 2, 2011	(37)	(294)	(331)

Balance at July 2, 2011	$4,208	$49	$4,257

        On the accompanying balance sheet as of July 2, 2011, the reserve balance of $4.3 million was classified as follows: $2.9 million in "deferred rent and other non-current liabilities", $1.3 million in "current portion of deferred rent" and $0.1 million in "accrued expenses".

        During the second quarter of fiscal 2010, the Company incurred pre-tax expenses of $5.0 million associated principally with employee workforce reductions of approximately $4 million, which were classified primarily in costs of sales, and office space reductions of approximately $1 million, which were classified primarily in selling, general and administrative expenses. These actions were designed to reduce costs, increase utilization, and better align staffing levels with revenue. The restructuring

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

14. Restructuring Charges (Continued)

expenses for the fiscal year to date period ended May 14, 2010 and the reserve balance as of May 14, 2010 were as follows (in thousands):

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

15. Compensation Arrangements

        In connection with a previous acquisition, CRA has agreed to pay an award to certain employees of the acquired business if they achieve specific performance targets through fiscal 2012. Retention of amounts paid to the individual employees is contingent on their continued employment with CRA through 2016. As of July 2, 2011, based upon performance to date and expected performance in the future, the amount of the award is estimated to be approximately $12 million and is being expensed over the seven and a half year service period. The amount of the award could fluctuate depending on future performance. Any payments under this award would be made in fiscal 2013.

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

        Our principal internet address is www.crai.com. Our website provides a link to a third-party website through which our annual, quarterly, and current reports, and amendments to those reports, are available free of charge. We believe these reports are made available as soon as reasonably practicable after we file them electronically with, or furnish them to, the SEC. We do not maintain, or provide any information directly to, the third-party website, and we do not check its accuracy.

        Our website also includes information about our corporate governance practices. The Investor Relations page of our website provides a link to a web page where you can obtain a copy of our code of ethics applicable to our principal executive officer, principal financial officer, and principal accounting officer.

Recent Events

        On December 17, 2010, our Board of Directors approved a change in our fiscal year end from the last Saturday in November to the Saturday nearest December 31 of each year. The fiscal year change was effective beginning with our 2011 fiscal year, which began January 2, 2011 and will end December 31, 2011. As a result of the change, we had a five-week transition period which began November 28, 2010 and ended January 1, 2011. The audited results of the five-week transition period were presented in our Annual Report on Form 10-K that was filed on February 10, 2011.

        The fiscal year change was not effective until after the completion of our 2010 fiscal year. Therefore, the prior year comparative financial and other information reported in the financial statements herein continue to be presented based on our prior fiscal year end calendar. We have not prepared financial information for the thirteen and twenty-six weeks ended July 3, 2010 in this Form 10-Q because the information is not practical or cost beneficial to prepare. Our results for the second quarter of fiscal 2011, which was the thirteen-week period ended July 2, 2011, are compared to our results for the second quarter of fiscal 2010, which was the twelve-week period ended May 14, 2010; and our results for the fiscal year to date period ended July 2, 2011, which was a twenty-six week period, are compared to our results for the fiscal year to date period ended May 14, 2010, which was a twenty-four week period. The comparisons are affected by the inclusion of thirteen and twenty-six weeks in the second quarter and fiscal year to date period of fiscal 2011, respectively, versus twelve weeks and twenty-four weeks in the second quarter and fiscal year to date period of fiscal 2010, respectively.

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

        We recognize substantially all of our revenues under written service contracts with our clients when the fee is fixed or determinable, as the services are provided, and only in those situations where collection from the client is reasonably assured and sufficient contractual documentation has been obtained. In certain cases we provide services to our clients without sufficient contractual documentation, or fees are tied to performance-based criteria, which require us to defer revenue in accordance with U.S. GAAP. In these cases, where we invoice clients, these amounts are fully reserved until all criteria for recognizing revenue are met.

        Most of our revenue is derived from time-and-materials service contracts. Revenues from time-and-materials service contracts are recognized as the services are provided based upon hours worked and contractually agreed-upon hourly rates, as well as indirect fees based upon hours worked.

        Revenues from the majority of our fixed-price engagements are recognized on a proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. Project costs are based on the direct salary of the consultants on the engagement plus all direct expenses incurred to complete the engagement that are not reimbursed by the client. The proportional performance method is used since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and the terms set forth in the contract, and are indicative of the level of benefit provided to our clients. Our fixed-price contracts generally include a termination provision that converts the agreement to a time-and-materials contract in the event of termination of the contract. Our management maintains contact with project managers to discuss the status of the projects and, for fixed-price engagements, management is updated on the budgeted costs and resources required to complete the project. These budgets are then used to calculate revenue recognition and to estimate the anticipated income or loss on the project. In the past, we have occasionally been required to commit unanticipated additional resources to complete projects, which have resulted in lower than anticipated income or losses on those contracts. We may experience similar situations in the future. Provisions for estimated losses on contracts are made during the period in which such losses become probable and can be reasonably estimated. To date, such losses have not been significant.

        Revenues also include reimbursable expenses, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. Reimbursable expenses are as follows (in thousands):

	Quarter Ended		Fiscal Year to Date Period Ended
	July 2, 2011 (13 weeks)	May 14, 2010 (12 weeks)	July 2, 2011 (26 weeks)	May 14, 2010 (24 weeks)
Reimbursable expenses	$11,224	$8,871	$21,600	$17,137

        Our normal payment terms are 30 days from the invoice date. At the end of the second quarters of fiscal 2011 and 2010, our average days sales outstanding, or DSOs, were 105 days and 94 days, respectively. We calculate DSOs over any period by dividing the sum of our accounts receivable and unbilled services balance, net of deferred revenue, at the end of the period by average daily revenues over the period. Average daily revenues are calculated by dividing period revenues by the number of days in the period. Our project managers and finance personnel monitor payments from our clients and assess any collection issues. We maintain accounts receivable allowances for estimated losses resulting from clients' failure to make required payments. We base our estimates on our historical collection experience, current trends, and credit policy. In determining these estimates, we examine historical write-offs of our receivables and review client accounts to identify any specific customer collection issues. If the financial condition of our customers were to deteriorate or disputes were to arise regarding the services provided, resulting in an impairment of their ability or intent to make payment, additional allowances may be required. A failure to estimate accurately the accounts receivable allowances and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition, and results of operations. As of July 2, 2011 and January 1, 2011, $7.9 million and $7.0 million were provided for accounts receivable allowances, respectively.

        Share-Based Compensation Expense.    Share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. We use the Black-Scholes option-pricing model to estimate the fair value of share-based awards. Option valuation models require the input of assumptions, including the expected life of the share-based awards, the expected stock price volatility, the risk-free interest rate, and the expected dividend yield. The expected volatility and expected life are based on our historical experience. The risk-free interest rate is based on U.S. Treasury interest rates whose term is consistent with the expected life of the share-based award. Expected dividend yield is not considered in the option pricing formula since we do not pay dividends and have no current plans to do so in the future. We will update these assumptions if changes are warranted. The forfeiture rate is based upon historical experience. We adjust the estimated forfeiture rate based upon our actual experience. In addition, we have performance-based awards that are valued at the fair value of shares as of the grant date, and expense is recognized based on the number of shares expected to vest under the terms of the award under which they are granted. The fair value determination requires significant assumptions, including estimating future revenues and profits.

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

        In accordance with Accounting Standards Codification ("ASC") Topic 350, "Intangibles—Goodwill and Other," goodwill and intangible assets with indefinite lives are not subject to amortization, but are monitored annually for impairment, or more frequently, as necessary. For our goodwill impairment analysis, we operate under one reporting unit. Under ASC Topic 350, in performing the first step of the goodwill impairment testing and measurement process, we compare our entity-wide estimated fair value to net book value to identify potential impairment. We estimate the entity-wide fair value of our single reporting unit utilizing our market capitalization, plus an appropriate control premium. Market capitalization is determined by multiplying the shares outstanding on the assessment date by the average market price of our common stock over a reasonable period of time based upon management's judgment. We have utilized a control premium which considers appropriate industry, market and other pertinent factors, including indications of such premiums from data on recent acquisition transactions. If the fair value of the reporting unit is less than the book value, the second step is performed to determine if goodwill is impaired. If we determine through the impairment evaluation process that goodwill has been impaired, we would record the impairment charge in our consolidated statement of operations.

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

        There were no impairment losses related to goodwill or intangible assets during the fiscal year to date period ended July 2, 2011. We will continue to monitor our market capitalization and, in the event that our average stock price subsequently declines and our market capitalization plus control premium declines below net book value and remains below book value for a period we consider to be other-than-temporary, we may be required to record an impairment of goodwill either as a result of the annual assessment that we will conduct in the fourth quarter of fiscal year 2011, or in a future quarter, if an indication of potential impairment is evident. A non-cash goodwill impairment charge would have the affect of decreasing our earnings in such period. If we are required to take a substantial impairment charge, our operating results would be materially adversely affected in such period.

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

        Our financial statements contain certain deferred tax assets and liabilities that result from temporary differences between book and tax accounting, as well as net operating loss carryforwards. ASC Topic 740, "Income Taxes," requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The decision to record a valuation allowance requires varying degrees of judgment based upon the nature of the item giving rise to the deferred tax asset. As a result of operating losses incurred in certain of our foreign subsidiaries, and uncertainty as to the extent and timing of profitability in future periods, we recorded valuation allowances in certain of these foreign subsidiaries in the five-week transition period ended January 1, 2011 and fiscal 2010 based on the facts and circumstances affecting each subsidiary. Had we not recorded the $0.1 million allowance in the five-week transition period ended January 1, 2011, we would have reported a higher tax benefit and a more favorable effective tax rate than that recognized in our consolidated statement of operations for that period. Had we not recorded the $2.2 million allowance in fiscal 2010, we would have reported a lower tax provision and a more favorable effective tax rate than that recognized in our consolidated statement of operations for that period. The Company has also recorded a valuation allowance against certain foreign tax credit carryforwards since the future utilization of these credits is considered uncertain. As a result of improved operations, we did not record any valuation allowances in the fiscal year to date period ended July 2, 2011. If the realization of deferred tax assets is considered more likely than not, an adjustment to the net deferred tax assets would increase net income in the period such determination was made. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is possible that changes in these estimates could materially affect our financial condition and results of operations.

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

        The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several different tax jurisdictions. We are periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. Based on our evaluation of current tax positions, we believe we have appropriately accrued for probable exposures. In evaluating the exposure associated with various filing positions, we record estimated reserves for probable exposures. The number of years with open tax audits varies depending on the tax jurisdiction. Our major taxing jurisdiction is the United States. We are no longer subject to U.S. federal examinations by the Internal Revenue Service for years before fiscal 2007. In fiscal 2010, the Internal Revenue Service examined our fiscal 2007 U.S. federal tax return. This examination was concluded with no change in taxable income. During fiscal 2010, the HM Revenue and Customs reviewed our UK subsidiary's fiscal 2006 and fiscal 2007 corporate tax returns. The examination was concluded in the second quarter of fiscal year 2011 with no material adjustments.

Recent Accounting Standards

Comprehensive Income

        In June 2011, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income ("ASU 2011-05"). The objective of ASU 2011-05 is to increase the prominence of items reported in other comprehensive income. The main provisions of ASU 2011-05 provide that an entity that reports items of other comprehensive income has the option to present comprehensive income in either one or two consecutive financial statements. The option in current U.S. GAAP that permits the presentation of other comprehensive income in the statement of changes in equity has been eliminated. ASU 2011-05 is effective for fiscal years, or interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. Early adoption is permitted. We believe the adoption of ASU 2011-05 will have no impact on our financial position, results of operations, or cash flows, or disclosures.

Fair Value Measurements

        In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"). ASU 2011-04 does not require additional fair value measurements and is primarily a convergence of words between U.S. GAAP and IFRS. ASU 2011-04 is effective for the first interim or annual reporting period beginning on or after December 15, 2011, and we believe the adoption of ASU 2011-04 will have no impact on our financial position, results of operations, cash flows, or disclosures.

Goodwill

        In December 2010, the FASB issued an Accounting Standards Update 2010-28, Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts ("ASU 2010-28"). ASU 2010-28 clarifies the requirement to test for impairment of goodwill. ASC Topic 350 requires that goodwill be tested for impairment if the carrying amount of a reporting unit exceeds its fair value. Under ASU 2010-28, when the carrying amount of a reporting unit is zero or negative, an entity must assume that it is more likely than not that a goodwill impairment exists, perform an additional test to determine whether goodwill has been impaired and calculate the amount of that impairment. The modifications to ASC Topic 350 resulting from the issuance of ASU 2010-28 are effective for fiscal years beginning after December 15, 2010 and interim periods within those years. The adoption of the provisions of ASU 2010-28 had no effect on our financial position, results of operations, cash flows, or disclosures.

Business Combinations

        In December 2010, the FASB issued Accounting Standards Update 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations ("ASU 2010-29"), which requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The amendments in ASU 2010-29 are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of the provisions of ASU 2010-29 had no effect on our financial position, results of operations, cash flows, or disclosures.

Results of Operations—For the Quarter and Fiscal Year to Date Period Ended July 2, 2011, Compared to the Quarter and Fiscal Year to Date Period Ended May 14, 2010

        The following table provides operating information as a percentage of revenues for the periods indicated:

	Quarter Ended		Fiscal Year to Date Period Ended
	July 2, 2011 (13 weeks)	May 14, 2010 (12 weeks)	July 2, 2011 (26 weeks)	May 14, 2010 (24 weeks)
Revenues	100.0%	100.0%	100.0%	100.0%
Costs of services	66.6	73.5	66.1	71.3

Gross profit	33.4	26.5	33.9	28.7
Selling, general and administrative expenses	23.2	25.7	22.9	26.2
Depreciation and amortization	1.6	2.2	1.6	2.1

Income (loss) from operations	8.6	(1.4)	9.4	0.3
Interest income	0.1	0.1	0.1	0.1
Interest expense	(0.4)	(1.2)	(0.5)	(1.3)
Gain (loss) on the extinguishment of convertible debentures	0.0	(0.6)	0.0	(0.3)
Other income (expense)	0.1	(0.1)	(0.1)	(0.1)

Income (loss) before (provision) benefit for income taxes	8.4	(3.2)	8.9	(1.3)
(Provision) benefit for income taxes	(3.4)	0.8	(3.6)	0.1

Net income (loss)	5.0	(2.3)	5.3	(1.2)
Net loss attributable to noncontrolling interest, net of tax	0.3	0.1	0.2	0.2

Net income (loss) attributable to CRA International, Inc.	5.3%	(2.2)%	5.5%	(1.0)%

        On December 17, 2010, our Board of Directors approved a change in our fiscal year end from the last Saturday in November to the Saturday nearest December 31 of each year. The fiscal year change was effective beginning with our 2011 fiscal year, which began January 2, 2011 and will end December 31, 2011. The fiscal year change was not effective until after the completion of our 2010 fiscal year. Therefore, the prior year comparative financial and other information reported in the financial statements herein continue to be presented based on our prior fiscal year end calendar. We have not prepared financial information for the thirteen and twenty-six weeks ended July 3, 2010 in this Form 10-Q because the information is not practical or cost beneficial to prepare. Our results for the second quarter of fiscal 2011, which was the thirteen-week period ended July 2, 2011, are compared to our results for the second quarter of fiscal 2010, which was the twelve-week period ended May 14, 2010; and our results for the fiscal year to date period ended July 2, 2011, which was a twenty-six week period, are compared to our results for the fiscal year to date period ended May 14, 2010, which was a twenty-four week period. The comparisons are affected by the inclusion of thirteen and twenty-six weeks in the second quarter and fiscal year to date period of fiscal 2011, respectively, versus twelve weeks and twenty-four weeks in the second quarter and fiscal year to date period of fiscal 2010, respectively.

Quarter Ended July 2, 2011 (13 Weeks) Compared to the Quarter Ended May 14, 2010 (12 Weeks)

        Revenues.    Revenues increased $12.6 million, or 18.5%, to $80.6 million for the second quarter of fiscal 2011 from $68.1 million for the second quarter of fiscal 2010. Our revenue improvement was due to increased demand for our services, even though clients have continued to carefully manage their spending as economic uncertainty continues to be an underlying factor in the markets we serve. We believe that our consulting areas have benefited from our recent investments in business development, particularly in our litigation and regulatory consulting areas. Utilization increased to 74% for the second quarter of fiscal 2011 from 65% for the second quarter of fiscal 2010 primarily as a result of increased demand for our services, the restructuring of our portfolio of services we have implemented since fiscal 2008 and a decrease in employee consultant headcount from 554 at the end of the second quarter of fiscal 2010 to 519 at the end of the second quarter of 2011. Additionally, the increase in revenue is attributable to the inclusion of thirteen weeks of results in the second quarter of fiscal 2011 as compared with twelve weeks of results in the second quarter of fiscal 2010. Increased billing rates for our employee consultants that went into effect at the beginning of fiscal 2011 also favorably impacted revenue.

        Overall, revenues outside of the U.S. represented approximately 29% of total revenues for the second quarter of fiscal 2011, compared with 28% of total revenues for the second quarter of fiscal 2010, which was due primarily to our international business having increased demand for its services. Revenues derived from fixed-price engagements increased to 24.9% of total revenues for the second quarter of fiscal 2011 compared with 19.1% for the second quarter of fiscal 2010. The increase in revenues from fixed-price engagements is due primarily to a change in the proportion of time-and-materials service contracts and fixed-price service contracts due to the growth in our management consulting area.

        Costs of Services.    Costs of services increased $3.7 million, or 7.3%, to $53.7 million for the second quarter of fiscal 2011 from $50.1 million for the second quarter of fiscal 2010. The increase in costs of services is due to an increase in compensation for our employee consultants, an increase in client reimbursable expenses, and the inclusion of thirteen weeks of results in the second quarter of fiscal 2011 as compared with twelve weeks of results in the second quarter of fiscal 2010 due to the change in fiscal year end. Compensation for our employee consultants increased by $5.0 million, or 13.4%, primarily due to an increase in incentive bonuses for our employee consultants that was accrued for in the second quarter of fiscal 2011 due to the increase in revenue and profitability. Client reimbursable expenses increased $2.4 million, or 26.5%, to $11.2 million for the second quarter of fiscal 2011 from $8.9 million for the second quarter of fiscal 2010 primarily related to the increase in the number of projects. Partially offsetting these increases were $3.7 million of restructuring expenses recorded in costs of services during the second quarter of fiscal 2010 to more closely align our costs and our staffing levels with revenue. There were no restructuring expenses recognized in cost of services during the second quarter of fiscal 2011. Also partially offsetting these increases was a decrease in employee consultant headcount from 554 at the end of the second quarter of fiscal 2010 to 519 at the end of the second quarter of fiscal 2011.

        As a percentage of revenues, costs of services decreased to 66.6% for the second quarter of fiscal 2011 from 73.5% for the second quarter of fiscal 2010. The decrease in costs of services as a percentage of revenue is due primarily to the increase in revenue during the second quarter of fiscal 2011 as compared with the second quarter of fiscal 2010 and lower compensation expense as a percentage of revenue, primarily due to the restructuring expenses recorded in the second quarter of fiscal 2010.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by $1.2 million, or 6.9%, to $18.7 million for the second quarter of fiscal 2011 from $17.5 million for the second quarter of fiscal 2010. The increase in selling, general and administrative expenses is due primarily to an increase in incentive bonuses for our employees that were accrued for in the second quarter of fiscal 2011 due to the increase in revenue and profitability, the inclusion of thirteen weeks of results in the second quarter of fiscal 2011 as compared with twelve weeks of results in the second quarter of 2010 due to the change in fiscal year end, and investments in business development. Partially offsetting the increase was the impact of a $0.3 million decrease in restructuring expenses to $1.0 million for the second quarter of fiscal 2011 as compared with $1.3 million for the second quarter of fiscal 2010. During the second quarter of fiscal 2011, restructuring expenses were related to leased office space at our former Houston, TX office, which was closed during the second quarter of fiscal 2010, for a change in the estimate of the future minimum lease payments and related exit costs through the end of the remaining lease term, net of expected future sublease rental income measured at fair value. During the second quarter of fiscal 2010, we recorded $1.3 million related to the Houston lease and the restructuring of select practice areas.

        As a percentage of revenues, selling, general and administrative expenses decreased to 23.2% for the second quarter of fiscal 2011 from 25.7% for the second quarter of fiscal 2010, which was primarily the result of the increase in revenue in the second quarter of fiscal 2011 as compared with the second quarter of fiscal 2010.

        Depreciation and Amortization.    Depreciation and amortization decreased by $0.2 million, or 14.7%, to $1.3 million for the second quarter of fiscal 2011 from $1.5 million for the second quarter of fiscal 2010. The decrease is largely due to assets that became fully depreciated since the second quarter of fiscal 2010.

        Interest Expense.    Interest expense decreased by $468,000 to $331,000 for the second quarter of fiscal 2011 from $799,000 for the second quarter of fiscal 2010. Interest expense primarily represents interest incurred on the 2.875% convertible debt, the amortization of debt issuance costs, and the amortization of the discount recorded in connection with our adoption of ASC Topic 470-20. The decrease was primarily due to the lower average principal balance outstanding on our convertible debt in the second quarter of fiscal 2011 compared with the second quarter of fiscal 2010 primarily due to repurchases of debentures we made since the second quarter of fiscal 2010. As of July 2, 2011, the convertible debt is no longer outstanding.

        Gain (Loss) on Extinguishment of Convertible Debentures.    During the second quarter of fiscal 2011, we repurchased 100% of the principal amount of the outstanding debentures plus unpaid interest which amounted to $21.9 million and $0.3 million, respectively. During the second quarter of fiscal 2010, we repurchased convertible debentures in the principal amount of $15.0 million, on the open market, resulting in a $0.4 million loss on a pre-tax basis. Although we repurchased our debt at a discount during the second quarter of fiscal 2010, we incurred non-cash losses on the repurchases under the provisions of ASC Topic 470-20, which required us to discount our debt for the equity conversion feature of the debt instrument.

        Other Income (Expense).    Other income (expense) improved by $133,000 to income of $43,000 for the second quarter of fiscal 2011 from expense of $90,000 for the second quarter of fiscal 2010. Other income (expense) consists primarily of foreign currency exchange transaction gains and losses. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies including the Euro and the British Pound.

        (Provision) Benefit for Income Taxes.    The income tax provision was $2.7 million and the effective tax rate was 40.3% for the second quarter of fiscal 2011 compared to a tax benefit of $0.6 million and an effective tax rate of 26.8% for the second quarter of fiscal 2010. The effective tax rate for the second quarter of fiscal 2011 was consistent with the expected statutory rate. The effective tax rate for the second quarter of fiscal 2010 was lower than the statutory rate due to losses in foreign locations that could not be benefited.

        Net Loss Attributable to Noncontrolling Interest, Net of Tax.    Our ownership interest in NeuCo constitutes control under U.S. GAAP. As a result, NeuCo's financial results are consolidated with ours and allocations of the noncontrolling interest's share of NeuCo's net income result in deductions to our net income, while allocations of the noncontrolling interest's share of NeuCo's net loss result in additions to our net income. During the second quarter of fiscal 2010, NeuCo reacquired $0.9 million of its shares. As a result of this transaction, our ownership interest in NeuCo increased from 49.15% to 55.89%. The increase in our ownership in NeuCo during the second quarter of fiscal 2010 was accounted for as an adjustment to shareholders' equity. The results of operations of NeuCo allocable to its other owners was a net loss of $271,000 for the second quarter of fiscal 2011 and a net loss of $57,000 for the second quarter of fiscal 2010.

        Net Income (Loss) Attributable to CRA International, Inc.    Net income (loss) attributable to CRA International, Inc. improved by $5.8 million to net income of $4.3 million for the second quarter of fiscal 2011 from a net loss of $1.5 million for the second quarter of fiscal 2010. The net income per diluted share was $0.40 per share for the second quarter of fiscal 2011, compared to $0.14 of net loss per share for the second quarter of fiscal 2010. Diluted weighted average shares outstanding increased by approximately 107,000 shares to approximately 10,820,000 shares for the second quarter of fiscal 2011 from approximately 10,713,000 shares for the second quarter of fiscal 2010. The increase in diluted weighted average shares outstanding is primarily due to the impact of the exclusion of 143,000 anti-dilutive common stock equivalents in the second quarter of fiscal 2010 because we had a net loss during that quarter, partially offset by repurchases of common stock by us since May 14, 2010.

Fiscal Year to Date Period Ended July 2, 2011 (26 Weeks) Compared to the Fiscal Year to Date Period Ended May 14, 2010 (24 Weeks)

        Revenues.    Revenues increased $32.3 million, or 25.5%, to $159.2 million for the fiscal year to date period ended July 2, 2011 from $126.9 million for the fiscal year to date period ended May 14, 2010. Our revenue improvement was due to increased demand for our services, even though clients have continued to carefully manage their spending as economic uncertainty continues to be an underlying factor in the markets we serve. We believe that our consulting areas have benefited from our recent investments in business development, particularly in the litigation and regulatory consulting areas. Utilization increased to 75% for the fiscal year to date period ended July 2, 2011 from 63% for the fiscal year to date period ended May 14, 2010 primarily as a result of increased demand for our services, the restructuring of our portfolio of services and a decrease in employee consultant headcount from 554 as of May 14, 2010 to 519 at as of July 2, 2011. Additionally, the increase in revenue is attributable to the inclusion of twenty-six weeks of results in the fiscal year to date period ended July 2, 2011 as compared with twenty-four weeks of results in the fiscal year to date period ended May 14, 2010. Increased billing rates for our employee consultants that went into effect the beginning of fiscal 2011 also favorably impacted revenue.

        Overall, revenues outside of the U.S. represented approximately 29% of total revenues for the fiscal year to date period ended July 2, 2011, compared with 27% of total revenues for the fiscal year to date period ended May 14, 2010, which was due primarily to our international business having increased demand for its services during the fiscal year to date period ended July 2, 2011. Revenues derived from fixed-price engagements increased to 24.8% of total revenues for the fiscal year to date period ended July 2, 2011 compared with 17.4% for the fiscal year to date period ended May 14, 2010. The increase in revenues from fixed-price engagements is due primarily to a change in the proportion of time-and-materials service contracts and fixed-price service contracts due to the growth in our management consulting area.

        Costs of Services.    Costs of services increased $14.8 million, or 16.3%, to $105.3 million for the fiscal year to date period ended July 2, 2011 from $90.5 million for the fiscal year to date period ended May 14, 2010. The increase in costs of services is due primarily to an increase in compensation for our employee consultants, an increase in client reimbursable expenses, and the inclusion of twenty-six weeks of results in the fiscal year to date period ended July 2, 2011 as compared with twenty-four weeks of results in the fiscal year to date period ended May 14, 2010. Compensation for our employee consultants increased by $14.0 million, or 20.1%. The increase is primarily due to an increase in incentive bonuses for our employee consultants that was accrued for in the fiscal year to date period ended July 2, 2011 due to the increase in revenue and profitability. Client reimbursable expenses increased $4.5 million, or 26.0%, to $21.6 million for the fiscal year to date period ended July 2, 2011 from $17.1 million for the fiscal year to date period ended May 14, 2010 primarily related to the increase in the number of projects. Partially offsetting these increases were $3.7 million of restructuring expenses recorded in costs of services during the fiscal year to date period ended May 14, 2010 to more closely align our costs and our staffing levels with revenue. There were no restructuring expenses recognized in costs of services during the fiscal year to date period ended July 2, 2011. Also partially offsetting these increases was a decrease in employee consultant headcount from 554 as of May 14, 2010 to 519 as of July 2, 2011.

        As a percentage of revenues, costs of services decreased to 66.1% for the fiscal year to date period ended July 2, 2011 from 71.3% for the fiscal year to date period ended May 14, 2010. The decrease in costs of services as a percentage of revenue is due primarily to the increase in revenue during the fiscal year to date period ended July 2, 2011 as compared with the fiscal year to date period ended May 14, 2010 and lower compensation expense as a percentage of revenue primarily due to the restructuring expenses recorded in the fiscal year to date period ended May 14, 2010.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by $3.2 million, or 9.8%, to $36.5 million for the fiscal year to date period ended July 2, 2011 from $33.3 million for the fiscal year to date period ended May 14, 2010. The increase in selling, general and administrative expenses is due primarily to an increase in incentive bonuses for our employees that were accrued for in the fiscal year to date period ended July 2, 2011 due to the increase in revenue and profitability, the inclusion of twenty-six weeks of results in the fiscal year to date period ended July 2, 2011 as compared with twenty-four weeks of results in the fiscal year to date period ended May 14, 2010 due to the change in fiscal year end, and investments in business development. Partially offsetting the increase was the impact of a $0.3 million decrease in restructuring expenses to $1.0 million for the fiscal year to date period ended July 2, 2011 as compared with $1.3 million for the fiscal year to date period ended May 14, 2010. During the fiscal year to date period ended July 2, 2011, restructuring expenses were related to leased office space at our former Houston, TX office, which was closed during the second quarter of fiscal 2010, for a change in the estimate of the future minimum lease payments and related exit costs through the end of the remaining lease term, net of expected future sublease rental income measured at fair value. During the fiscal year to date period ended May 14, 2010, we recorded $1.3 million related to the Houston lease and the restructuring of select practice areas.

        As a percentage of revenues, selling, general and administrative expenses decreased to 22.9% for the fiscal year to date period ended July 2, 2011 from 26.2% for the fiscal year to date period ended May 14, 2010, which was primarily a result of the increase in revenue in the fiscal year to date period ended July 2, 2011 compared with the fiscal year to date period ended May 14, 2010.

        Depreciation and Amortization.    Depreciation and amortization decreased by $0.2 million, or 6.4%, to $2.6 million for the fiscal year to date period ended July 2, 2011 from $2.7 million for the fiscal year to date period ended May 14, 2010.

        Interest Expense.    Interest expense decreased by $0.9 million to $0.7 million for the fiscal year to date period ended July 2, 2011 from $1.7 million for the fiscal year to date period ended May 14, 2010. Interest expense primarily represents interest incurred on the 2.875% convertible debt, the amortization of debt issuance costs, and the amortization of the discount recorded in connection with our adoption of ASC Topic 470-20. The decrease was primarily due to the lower average principal balance outstanding on our convertible debt in the fiscal year to date period ended July 2, 2011 compared with the fiscal year to date period ended May 14, 2010 primarily due to repurchases we made since May 14, 2010. As of July 2, 2011, the convertible debt is no longer outstanding.

        Gain (Loss) on Extinguishment of Convertible Debentures.    During the fiscal year to date period ended July 2, 2011, we repurchased 100% of the principal amount of the outstanding debentures plus unpaid interest which amounted to $21.9 million and $0.3 million, respectively. During the fiscal year to date period ended May 14, 2010, we repurchased convertible debentures in the principal amount of $15.0 million, on the open market, resulting in a $0.4 million loss on a pre-tax basis. Although we repurchased our debt at a discount during this period, we incurred non-cash losses on the repurchases under the provisions of ASC Topic 470-20, which required us to discount our debt for the equity conversion feature of the debt instrument.

        Other Income (Expense).    Other expense remained relatively constant at $103,000 for the fiscal year to date period ended July 2, 2011 as compared with $104,000 for the fiscal year to date period ended May 14, 2010. Other expense consists primarily of foreign currency exchange transaction losses. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies including the Euro and the British Pound.

        (Provision) Benefit for Income Taxes.    For the fiscal year to date period ended July 2, 2011 our income tax provision was $5.7 million and the effective tax rate was 40.3% compared to an income tax benefit of $141,000 and an effective tax rate of 8.7% for the fiscal year to date period ended May 14, 2010. The effective tax rate for the fiscal year to date period ended July 2, 2011 was consistent with the expected statutory rate. The effective tax rate for the fiscal year to date period ended May 14, 2010 was lower than the statutory rate due primarily to losses in foreign locations that could not be benefited.

        Net Loss Attributable to Noncontrolling Interest, Net of Tax.    Our ownership interest in NeuCo constitutes control under U.S. GAAP. As a result, NeuCo's financial results are consolidated with ours and allocations of the noncontrolling interest's share of NeuCo's net income result in deductions to our net income, while allocations of the noncontrolling interest's share of NeuCo's net loss result in additions to our net income. During the second quarter of fiscal 2010, NeuCo reacquired $0.9 million of its shares. As a result of this transaction, our ownership interest in NeuCo increased from 49.15% to 55.89%. The increase in our ownership in NeuCo during the second quarter of fiscal 2010 was accounted for as an adjustment to shareholders' equity. The results of operations of NeuCo allocable to its other owners was a net loss of $245,000 for the fiscal year to date period ended July 2, 2011 and a net loss of $224,000 for the fiscal year to date period ended May 14, 2010.

        Net Income (Loss) Attributable to CRA International, Inc.    Net income (loss) attributable to CRA International, Inc. improved by $10.0 million to net income of $8.7 million for the fiscal year to date period ended July 2, 2011 from a net loss of $1.3 million for the fiscal year to date period ended May 14, 2010. The diluted net income per share was $0.81 per share for the fiscal year to date period ended July 2, 2011, compared to a net loss per share of $0.12 per share for the fiscal year to date period ended May 14, 2010. Diluted weighted average shares outstanding increased by approximately 127,000 shares to approximately 10,810,000 shares for the fiscal year to date period ended July 2, 2011 from approximately 10,683,000 shares for the fiscal year to date period ended May 14, 2010. The increase in diluted weighted average shares outstanding is due primarily to the impact of the exclusion of 163,000 anti-dilutive common stock equivalents in the fiscal year to date period ended May 14, 2010 because we had a net loss during that period, partially offset by repurchases of common stock by us since May 14, 2010.

Liquidity and Capital Resources

        We believe that our current cash balances, cash generated from operations, and amounts available under our bank line of credit will be sufficient to meet our anticipated working capital, capital expenditures, and contingent consideration payment requirements for at least the next 12 months.

  Fiscal Year to Date Period Ended July 2, 2011

        General.    In the fiscal year to date period ended July 2, 2011, cash and cash equivalents decreased by $50.3 million. We completed the period with cash and cash equivalents of $37.2 million, short-term investments of $14.5 million, and working capital (defined as current assets less current liabilities) of $104.8 million. As of July 2, 2011, a portion of our cash accounts are concentrated at a single financial institution, which potentially exposes us to credit risks. As of July 2, 2011, the financial institution has generally stable credit ratings and we have not experienced any losses related to such accounts. We do not believe that there is significant risk of non-performance by the financial institution, the cash on deposit is fully liquid, and we continually monitor the credit ratings of such institution. A change in the credit worthiness of this financial institution could materially affect our liquidity and working capital.

        Sources and Uses of Cash.    During the fiscal year to date period ended July 2, 2011, net cash used by operations was $7.4 million. The primary uses of cash in operating activities include increases in unbilled services and accounts receivable of $13.3 million, primarily related to increases in revenue and DSOs, increases in prepaid expenses and other assets of $5.6 million, decreases in deferred income taxes of $3.4 million primarily related to the extinguishment of the remaining outstanding convertible debentures in June 2011, and decreases in deferred rent of $1.7 million. The uses of cash in operations were partially offset by the following sources of cash: net income of $8.5 million, share-based compensation expense of $3.2 million, depreciation and amortization expense of $2.7 million, and increases in accounts payable, accrued expenses, and other liabilities of $2.0 million.

        We used $19.8 million of net cash for investing activities during the fiscal year to date period ended July 2, 2011, which included uses of cash of $31.5 million to purchase short-term investments to achieve higher returns on our excess cash, $4.5 million for capital expenditures primarily due to our investment in a new financial system, and $0.8 million of net acquisition consideration payments. These uses of cash were partially offset by $17.1 million received from the sale of short-term investments.

        We used $23.7 million of net cash for financing activities during the fiscal year to date period ended July 2, 2011. Cash used in financing activities was primarily for the extinguishment of the remaining outstanding convertible debentures of $21.9 million and the repurchase of common stock for $1.4 million during the second quarter of fiscal 2011.

  Indebtedness

        Private Placement of Convertible Debt.    In 2004, we completed a private placement of $90.0 million of 2.875% convertible senior subordinated debentures due in 2034. On June 15, 2011, we repurchased the remaining principal amount of the outstanding debentures plus accrued and unpaid interest, which amounted to $21.9 million and $0.3 million, respectively.

        Borrowings under the Revolving Line of Credit.    We are party to a senior loan agreement with our bank for a $60.0 million revolving line of credit. The $60.0 million credit facility gives us additional flexibility to meet any unforeseen financial requirements. Subject to the terms of the agreement, we may use borrowings under this revolving line of credit for acquisition financing, working capital, general corporate purposes, letters of credit, and foreign exchanges contracts. The available revolving line of credit is reduced, as necessary, to account for certain outstanding letters of credit. The revolving line of credit expires on April 30, 2014. The amounts available under our bank revolving line of credit are constrained by various financial covenants and reduced by certain outstanding letters of credit. As of July 2, 2011, there were no amounts outstanding under this revolving line of credit and $0.9 million in letters of credit were outstanding.

        Borrowings under our credit facility bear interest, at LIBOR plus an applicable margin. Applicable margins range from 1.75% to 2.75%, depending on the ratio of our consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the preceding four fiscal quarters, subject to various adjustments stated in the senior loan agreement. These margins are adjusted both quarterly and each time we borrow under the credit facility. Interest is payable monthly. A commitment fee of 0.25% is payable on the unused portion of the credit facility. Borrowings under the credit facility are secured by 100% of the stock of certain of our U.S. subsidiaries and 65% of the stock of certain of our foreign subsidiaries, which represents approximately $55.1 million in net assets as of July 2, 2011.

        Under our senior loan agreement, we must comply with various financial and non-financial covenants. Compliance with these financial covenants is tested on a fiscal quarterly basis. Any indebtedness outstanding under the senior credit facility may become immediately due and payable upon the occurrence of stated events of default, including our failure to pay principal, interest or fees or a violation of any financial covenant. The financial covenants require us to maintain a minimum consolidated working capital of $25.0 million and to comply with a consolidated senior debt to EBITDA ratio of not more than 2.5 to 1.0. The non-financial covenant restrictions under the senior credit agreement include, but are not limited to, our ability to incur additional indebtedness, engage in acquisitions or dispositions, and enter into business combinations. As of July 2, 2011, we were in compliance with our agreement with the bank.

  Compensation Arrangements

        In connection with a previous acquisition, we have agreed to pay an award to certain employees of the acquired business if they achieve specific performance targets through fiscal 2012. Retention of amounts paid to the individual employees is contingent on their continued employment with us through 2016. As of July 2, 2011, based upon performance to date and expected performance in the future, the amount of the award is estimated to be approximately $12 million. This amount could fluctuate depending on future performance. Any payments under this award would be made in fiscal 2013 and we expect to fund these payments, if any, from existing cash resources, cash generated from operations, or financing transactions.

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

        On July 6, 2010, we announced that our board of directors approved a share repurchase program of up to $5 million of our common stock. We will finance the repurchase program with available cash and cash from future operations. We may repurchase shares in open market purchases or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. As of July 2, 2011, we have repurchased 60,567 shares under this plan for approximately $1.5 million, of which 51,834 shares for $1.4 million was purchased during the second quarter of 2011. We expect to continue to repurchase shares under the share repurchase program.

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

        The majority of our operations are based in the U.S., and accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of foreign currencies. Our primary foreign currency exposures relate to our short-term intercompany balances with our foreign subsidiaries and accounts receivable and cash valued in the United Kingdom in U.S. Dollars or Euros. Our primary foreign subsidiaries have functional currencies denominated in the British Pound and Euro, and foreign denominated assets and liabilities are remeasured each reporting period with any exchange gains and losses recorded in our consolidated statements of operations. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the U.S. Dollar and foreign currencies and the Euro and the British Pound. Holding all other variables constant, fluctuations in foreign exchange rates may impact reported revenues and expenses significantly, based on currency exposures at July 2, 2011. A hypothetical 10% movement in foreign exchange rates would have affected our income before provision for income taxes for the second quarter of fiscal 2011 by approximately $0.9 million. However, actual gains and losses in the future could differ materially from this analysis based on the timing and amount of both foreign currency exchange rate movements and our actual exposure.

        From time to time, we may use derivative instruments to manage the risk of exchange rate fluctuations. However, at July 2, 2011, we had no outstanding derivative instruments. We do not use derivative instruments for trading or speculative purposes.

Interest Rate Risk

        We maintain an investment portfolio consisting mainly of commercial paper with maturities of less than a year. These held-to-maturity securities are subject to interest rate risk. However, a hypothetical change in the interest rate of 10% would not have a material impact to the fair values of these securities at July 2, 2011 primarily due to their short maturity.

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

Evaluation of Changes in Internal Control over Financial Reporting

        Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we have determined that, during the second quarter of fiscal 2011, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to affect, materially our internal control over financial reporting.

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

We depend upon key employees to generate revenue

        Our business consists primarily of the delivery of professional services, and accordingly, our success depends heavily on the efforts, abilities, business generation capabilities, and project execution capabilities of our employee consultants. In particular, our employee consultants' personal relationships with our clients are a critical element in obtaining and maintaining client engagements. If we lose the services of any employee consultant or group of employee consultants, or if our employee consultants fail to generate business or otherwise fail to perform effectively, that loss or failure could adversely affect our revenues and results of operations. Our employee consultants generated engagements that accounted for approximately 86% of our revenues for each of the fiscal year to date periods ended July 2, 2011 and May 14, 2010. Our top five employee consultants generated approximately 15% and 14% of our revenues in the fiscal year to date periods ended July 2, 2011 and May 14, 2010, respectively.

        We do not have non-competition agreements with the majority of our employee consultants, and they can terminate their relationships with us at will and without notice. The non-competition and non-solicitation agreements that we have with some of our employee consultants offer us only limited protection and may not be enforceable in every jurisdiction. In the event that employees leave, some clients may decide that they prefer to continue working with the employee rather than with us. In the event an employee departs and acts in a way that we believe violates their non-competition or non-solicitation agreement, we will consider any legal remedies we may have against such person on a case-by-case basis. We may decide that preserving cooperation and a professional relationship with the former employee or clients that worked with the employee, or other concerns, outweigh the benefits of any possible legal recovery.

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

Our failure to execute our business strategy or manage future growth successfully could adversely affect our revenues and results of operations

        Any failure on our part to execute our business strategy or manage future growth successfully could adversely affect our revenues and results of operations. In the future, we could open offices in new geographic areas, including foreign locations, and expand our employee base as a result of internal growth and acquisitions. Opening and managing new offices often requires extensive management supervision and increases our overall selling, general and administrative expenses. Expansion creates new and increased management, consulting, and training responsibilities for our employee consultants. Expansion also increases the demands on our internal systems, procedures, and controls, and on our managerial, administrative, financial, marketing, and other resources. We depend heavily upon the managerial, operational, and administrative skills of our executive officers to manage our expansion and business strategy. New responsibilities and demands may adversely affect the overall quality of our work.

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

We depend on our non-employee experts

        We depend on our relationships with our exclusive non-employee experts. In the fiscal year to date periods ended July 2, 2011 and May 14, 2010, respectively, five of our top exclusive nonemployee experts generated engagements that accounted for approximately 7% and 10% of our revenues in those periods, respectively. We believe that these experts are highly regarded in their fields. Each offers a combination of knowledge, experience, and expertise that would be very difficult to replace. We also believe that we have been able to secure some engagements and attract consultants in part because we could offer the services of these experts. Most of these experts can limit their relationships with us at any time for any reason. These reasons could include affiliations with universities with policies that prohibit accepting specified engagements, termination of exclusive relationships, the pursuit of other interests, and retirement.

        In many cases we seek to include restrictive covenant agreements in our agreements with our non-employee experts, which could include non-competition agreements, non-solicitation agreements and non-hire agreements. The limitation or termination of any of their relationships with us, or competition from any of them after these agreements expire, could harm our reputation, reduce our business opportunities and adversely affect our revenues and results of operations. These restrictive covenant agreements that we may have with some of our non-employee experts offer us only limited protection and may not be enforceable in every jurisdiction. In the event that non-employee experts leave, clients working with these non-employee experts may decide that they prefer to continue working with them rather than with us. In the event a non-employee expert departs and acts in a way that we believe violates the expert's restrictive covenant agreements, we will consider any legal remedies we may have against such person on a case-by-case basis. We may decide that preserving cooperation and a professional relationship with the former non-employee expert or clients that worked with the non-employee expert, or other concerns, outweigh the benefits of any possible legal action or recovery.

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

We derive our revenues from a limited number of large engagements

        We derive a portion of our revenues from a limited number of large engagements. If we do not obtain a significant number of new large engagements each year, our business, financial condition, and results of operations could suffer. Our 10 largest engagements accounted for 17% and 13% of our revenues in the fiscal year to date periods ended July 2, 2011 and May 14, 2010, respectively. Our 10 largest clients accounted for approximately 25% and 18% of our revenues in the fiscal year to date periods ended July 2, 2011 and May 14, 2010, respectively. In general, the volume of work we perform for any particular client varies from year to year, and due to the specific engagement nature of our practice, a major client in one year may not hire us in the following year.

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

        Because we generate the majority of our revenues from consulting services that we provide on an hourly fee basis, our revenues in any period are directly related to the number of our employee consultants, their billing rates, and the number of billable hours they work in that period. We have a limited ability to increase any of these factors in the short term. Accordingly, if we underutilize our consultants during one part of a fiscal period, we may be unable to compensate by augmenting revenues during another part of that period. In addition, we are occasionally unable to utilize fully any additional consultants that we hire, particularly in the quarter in which we hire them. Moreover, a significant majority of our operating expenses, primarily office rent and salaries, are fixed in the short term. As a result, our revenues failing to meet our projections in any quarter could have a disproportionate adverse effect on our net income. For these reasons, we believe our historical results of operations are not necessarily indicative of our future performance.

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

Fluctuations in the types of service contracts we enter into may adversely impact revenue and results of operations

        We derive a portion of our revenues from fixed-price contracts. We derived approximately 25% and 17% of revenues from fixed-price engagements in the fiscal year to date periods ended July 2, 2011 and May 14, 2010, respectively. These contracts are more common in our management consulting area, and would likely grow in number with any expansion of that area. Fluctuations in our mix among time-and-material contracts, fixed-price contracts, and arrangements with fees tied to performance-based criteria may result in fluctuations of revenue and results of operations. In addition, if we fail to estimate accurately the resources required for a fixed-price project or fail to satisfy our contractual obligations in a manner consistent with the project budget, we might generate a smaller profit or incur a loss on the project. On occasion, we have had to commit unanticipated additional resources to complete projects, and we may have to take similar action in the future, which could adversely affect our revenues and results of operations.

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

The market price of our common stock may be volatile

        The market price of our common stock has fluctuated widely and may continue to do so. For example, from May 15, 2010 to July 2, 2011, the trading price of our common stock ranged from a high of $29.80 per share to a low of $14.98 per share. Many factors could cause the market price of our common stock to rise and fall. Some of these factors are:

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

        There were no impairment losses related to goodwill or intangible assets during the fiscal year to date period ended July 2, 2011. Uncertainty in the financial markets and weakness in macroeconomic conditions globally could contribute to volatility in our stock price. The current macroeconomic environment continues to be challenging and we cannot be certain of the duration of these conditions and their potential impact on our stock price performance. If our market capitalization plus an estimated control premium is below our carrying value for a period we consider to be other-than-temporary, we may be required to record an impairment of our goodwill either as a result of our annual assessment that we will conduct in the fourth quarter of fiscal year 2011, or in a future quarter if an indication of potential impairment is evident. A non-cash goodwill impairment charge would have the affect of decreasing our earnings or increasing our losses in such period. If we are required to take a substantial impairment charge, our operating results would be materially adversely affected in such period.

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

Our debt obligations may adversely impact our financial performance

        We have a revolving line of credit for $60.0 million. The amounts available under our bank revolving line of credit are constrained by various financial covenants and reduced by certain letters of credit outstanding. Our loan agreement will mature on April 30, 2014. The degree to which we are leveraged could adversely affect our ability to obtain further financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to secure short-term and long-term debt or equity financing in the future will depend on several factors, including our future profitability, the levels of our debt and equity, restrictions under our existing revolving line of credit, and the overall credit and equity market environments.

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

Our charter and by-laws and Massachusetts law may deter takeovers

        Our amended and restated articles of organization and amended and restated by-laws and Massachusetts law contain provisions that could have anti-takeover effects and that could discourage, delay, or prevent a change in control or an acquisition that our shareholders may find attractive. These provisions may also discourage proxy contests and make it more difficult for our shareholders to take some corporate actions, including the election of directors. These provisions could limit the price that investors might be willing to pay for shares of our common stock.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        (a)   Not applicable.

        (b)   Not applicable.

        (c)   The following table provides information about our repurchases of shares of our common stock and convertible debentures during the quarter ended July 2, 2011. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock or convertible debentures and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the quarter into three periods of four weeks, four weeks and five weeks, respectively, to coincide with our reporting periods during the second quarter of fiscal 2011.

 Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 3, 2011 to April 30, 2011	571 shares(1)	$25.44 per share(1)	—	$4,832,775
May 1, 2011 to May 28, 2011	35,715 shares(2)	$25.93 per share(2)	35,715	$3,906,559
May 29, 2011 to July 2, 2011	16,281 shares(2)(3)	$27.53 per share(2)(3)	16,119	$3,462,765
	$21,900,000 principal amount of convertible debentures(4)	$1.00 per $1.00 principal amount(4)

(1)
During the four weeks ended April 30, 2011, we accepted 571 shares of our common stock as a tax withholding from certain of our employees, in connection with the vesting of restricted shared that occurred during the indicated period, pursuant to the terms of our 2006 equity incentive plan, at an average share price of $25.44.

(2)
On July 6, 2010, we issued a press release announcing that our board of directors approved a share repurchase program of up to $5 million of our common stock. During the four weeks ended May 28, 2011, we purchased 35,715 shares under this plan at an average share price of $25.93. During the five weeks ended July 2, 2011, we purchased 16,119 shares under this plan at an average share price of $27.53. As of July 2, 2011, we have purchased 60,567 shares under this plan at an average price per share of approximately $25.38.

(3)
During the five weeks ended July 2, 2011, we accepted 162 shares of our common stock as a tax withholding from certain of our employees, in connection with the vesting of restricted shares that occurred during the indicated period, pursuant to the terms of our 2006 equity incentive plan, at an average share price of $27.66.

(4)
On June 15, 2011, we repurchased 100% of the outstanding principal amount of the debentures plus accrued and unpaid interest, which amounted to $21.9 million and $0.3 million, respectively.

ITEM 3.   Defaults Upon Senior Securities

        None.

ITEM 4.    (Removed and Reserved)

ITEM 5.    Other Information

        None.

ITEM 6.    Exhibits

Item No.	Description
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1	Section 1350 certification
101*	The following financial statements from CRA International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 2, 2011, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Condensed Consolidated Statement of Operations (unaudited) for the quarters and the fiscal year to date periods ended July 2, 2011 and May 14, 2010, (ii) Condensed Consolidated Balance Sheets (unaudited) as at July 2, 2011 and January 1, 2011, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the fiscal year to date periods ended July 2, 2011 and May 14, 2010, (iv) Condensed Consolidated Statement of Shareholders' Equity (unaudited) for the fiscal year to date period ended July 2, 2011, and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

*
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto shall not be deemed filed for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRA INTERNATIONAL, INC.
Date: August 9, 2011	By:	/s/ PAUL A. MALEH Paul A. Maleh President and Chief Executive Officer
Date: August 9, 2011	By:	/s/ WAYNE D. MACKIE Wayne D. Mackie Executive Vice President, Treasurer, and Chief Financial Officer

EXHIBIT INDEX

Item No.	Description
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1	Section 1350 certification
101*
The following financial statements from CRA International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 2, 2011, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Condensed Consolidated Statement of Operations (unaudited) for the quarters and the fiscal year to date periods ended July 2, 2011 and May 14, 2010, (ii) Condensed Consolidated Balance Sheets (unaudited) as at July 2, 2011 and January 1, 2011, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the fiscal year to date periods ended July 2, 2011 and May 14, 2010, (iv) Condensed Consolidated Statement of Shareholders' Equity (unaudited) for the fiscal year to date period ended July 2, 2011, and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

*
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto shall not be deemed filed for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.