Form 10-Q
period 2011-10-01
CRA INTERNATIONAL, INC.
filed 2011-11-08
CIK 1053706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2011
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2011
Common Stock, no par value per share	10,630,653 shares

CRA International, Inc.

INDEX

PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements	3
	Condensed Consolidated Statements of Operations (unaudited)—Quarters Ended October 1, 2011 and September 3, 2010 and the Fiscal Year to Date Periods Ended October 1, 2011 and September 3, 2010	3
	Condensed Consolidated Balance Sheets (unaudited)—October 1, 2011 and January 1, 2011	4
	Condensed Consolidated Statements of Cash Flows (unaudited)—Fiscal Year to Date Periods Ended October 1, 2011 and September 3, 2010	5
	Condensed Consolidated Statement of Shareholders' Equity (unaudited)—Fiscal Year to Date Period Ended October 1, 2011	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	29
ITEM 4.	Controls and Procedures	30
PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	31
ITEM 1A.	Risk Factors	31
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
ITEM 3.	Defaults Upon Senior Securities	40
ITEM 4.	(Removed and Reserved)	40
ITEM 5.	Other Information	40
ITEM 6.	Exhibits	41
Signatures		42

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

CRA International, Inc.

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)

	Quarter Ended		Fiscal Year to Date Period Ended
	October 1, 2011 (13 Weeks)	September 3, 2010 (16 Weeks)	October 1, 2011 (39 Weeks)	September 3, 2010 (40 Weeks)
Revenues	$71,007	$84,641	$230,255	$211,562
Costs of services	46,571	54,860	151,862	145,369

Gross profit	24,436	29,781	78,393	66,193
Selling, general and administrative expenses	17,013	22,906	53,529	56,175
Depreciation and amortization	1,209	1,959	3,760	4,684

Income from operations	6,214	4,916	21,104	5,334
Interest income	97	115	258	273
Interest expense	(112)	(1,000)	(835)	(2,669)
Gain (loss) on the extinguishment of convertible debentures	—	—	3	(425)
Other expense	(241)	(258)	(344)	(362)

Income before provision for income taxes	5,958	3,773	20,186	2,151
Provision for income taxes	(2,060)	(1,746)	(7,791)	(1,605)

Net income	3,898	2,027	12,395	546
Net (income) loss attributable to noncontrolling interest, net of tax	(238)	44	7	268

Net income attributable to CRA International, Inc.	$3,660	$2,071	$12,402	$814

Net income per share attributable to CRA International, Inc.:
Basic	$0.35	$0.19	$1.17	$0.08

Diluted	$0.34	$0.19	$1.15	$0.08

Weighted average number of shares outstanding:
Basic	10,557	10,650	10,607	10,670

Diluted	10,701	10,734	10,773	10,801

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except share data)

	October 1, 2011	January 1, 2011
Assets
Current assets:
Cash and cash equivalents	$39,499	$87,505
Short-term investments	14,789	—
Accounts receivable, net of allowance of $7,841 at October 1, 2011 and $7,036 at January 1, 2011	58,935	55,806
Unbilled services	38,383	26,889
Prepaid expenses and other assets	12,570	10,597
Deferred income taxes	15,432	11,233

Total current assets	179,608	192,030
Property and equipment, net	20,719	17,618
Goodwill	140,912	140,681
Intangible assets, net of accumulated amortization of $6,470 at October 1, 2011 and $5,543 at January 1, 2011	2,833	3,147
Deferred income taxes, net of current portion	3	3
Other assets	18,446	13,886

Total assets	$362,521	$367,365

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$10,757	$10,539
Accrued expenses	55,052	49,358
Deferred revenue and other liabilities	6,938	6,187
Deferred income taxes	894	28
Convertible debentures payable, net	—	21,651
Current portion of deferred rent	3,168	3,080
Current portion of notes payable	650	450
Current portion of deferred compensation	897	204

Total current liabilities	78,356	91,497
Notes payable, net of current portion	1,605	2,069
Deferred rent and other non-current liabilities	8,894	11,165
Deferred compensation	1,339	98
Deferred income taxes, net of current portion	5,990	7,112
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 10,459,293 and 10,567,052 shares issued and outstanding at October 1, 2011 and January 1, 2011, respectively	101,469	103,067
Receivables from shareholders	(1,200)	(1,400)
Retained earnings	171,151	158,749
Accumulated other comprehensive loss	(5,774)	(5,662)

Total CRA International, Inc. shareholders' equity	265,646	254,754
Noncontrolling interest	691	670

Total shareholders' equity	266,337	255,424

Total liabilities and shareholders' equity	$362,521	$367,365

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Fiscal Year to Date Period Ended
	October 1, 2011 (39 Weeks)	September 3, 2010 (40 Weeks)
Operating activities:
Net income	$12,395	$546
Adjustments to reconcile net income to net cash provided by operating activities, net of effect of acquired businesses:
Depreciation and amortization	3,820	4,421
Loss on disposal of property and equipment	146	202
Deferred rent	(2,203)	440
Deferred income taxes	(4,577)	(345)
(Gain) loss on extinguishment of convertible debentures	(3)	425
Share-based compensation expense	4,291	4,918
Excess tax benefits from share-based compensation	(50)	(47)
Noncash interest from discount on convertible debentures	232	941
Changes in operating assets and liabilities:
Accounts receivable	(2,775)	11,889
Unbilled services	(9,545)	(4,551)
Prepaid expenses and other assets	(6,347)	4,506
Accounts payable, accrued expenses, and other liabilities	6,806	(20,801)

Net cash provided by operating activities	2,190	2,544
Investing activities:
Consideration relating to acquisitions, net	(844)	(253)
Purchase of property and equipment	(6,305)	(2,334)
Purchase of investments	(46,645)	(59,965)
Sale of investments	31,541	48,785
Collections on notes receivable	64	89

Net cash used in investing activities	(22,189)	(13,678)
Financing activities:
Issuance of common stock, principally stock option exercises	620	729
Payments on notes payable	(334)	(250)
Extinguishment of convertible debentures	(21,880)	(14,944)
Tax withholding payment reimbursed by restricted shares	(729)	(932)
Excess tax benefits from share-based compensation	50	47
Repurchase of common stock	(5,732)	(4,203)
Repurchase of treasury stock by NeuCo, Inc.	(33)	(400)

Net cash used in financing activities	(28,038)	(19,953)
Effect of foreign exchange rates on cash and cash equivalents	31	24

Net decrease in cash and cash equivalents	(48,006)	(31,063)
Cash and cash equivalents at beginning of period	87,505	82,806

Cash and cash equivalents at end of period	$39,499	$51,743

Supplemental cash flow information:
Cash paid for income taxes	$11,443	$875

Cash paid for interest	$520	$1,929

Noncash financing activity:
Repurchase of shares in exchange for notes receivable by NeuCo, Inc.	$—	$422

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statement of Shareholders' Equity (unaudited)

(In thousands, except share data)

	Common Stock					CRA International, Inc. Shareholders' Equity
					Accumulated Other Comprehensive Loss
	Shares Issued	Amount	Receivables from Shareholders	Retained Earnings			Noncontrolling Interest	Total Shareholders' Equity
BALANCE AT JANUARY 1, 2011	10,567,052	$103,067	$(1,400)	$158,749	$(5,662)	$254,754	$670	$255,424
Net income (loss)	—	—	—	12,402	—	12,402	(7)	12,395
Foreign currency translation adjustment	—	—	—	—	(112)	(112)	—	(112)

Comprehensive income (loss)	—	—	—	12,402	(112)	12,290	(7)	12,283
Exercise of stock options	47,009	620	—	—	—	620	—	620
Share-based compensation expense for employees	—	4,236	—	—	—	4,236	—	4,236
Restricted share vesting	106,445	—	—	—	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(30,235)	(729)	—	—	—	(729)	—	(729)
Tax benefit on stock options and restricted share vesting	—	(20)	—	—	—	(20)	—	(20)
Payments received on notes receivable from shareholders	—	—	200	—	—	200	—	200
Shares repurchased	(230,978)	(5,732)	—	—	—	(5,732)	—	(5,732)
Share-based compensation expense for non-employees	—	27	—	—	—	27	—	27
Equity transactions of noncontrolling interest	—	—	—	—	—	—	28	28

BALANCE AT OCTOBER 1, 2011	10,459,293	$101,469	$(1,200)	$171,151	$(5,774)	$265,646	$691	$266,337

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Business

        CRA International, Inc. (the "Company" or "CRA") is a worldwide leading consulting services firm that applies advanced analytic techniques and in-depth industry knowledge to complex engagements for a broad range of clients. CRA offers its services in two broad areas: litigation, regulatory and financial consulting and management consulting. CRA operates in one business segment, which is consulting services. CRA operates its business under its registered trade name, Charles River Associates.

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

        The fiscal year change was not effective until after the completion of the 2010 fiscal year. Therefore, the prior year comparative financial and other information reported in the financial statements herein continue to be presented based on the Company's prior fiscal year end calendar. The Company has not prepared financial information for the thirteen and thirty-nine weeks ended October 2, 2010 in this Form 10-Q because the information is not practical or cost beneficial to prepare. The Company's results for the third quarter of fiscal 2011, which was the thirteen-week period ended October 1, 2011, are compared to the results for the third quarter of fiscal 2010, which was the sixteen-week period ended September 3, 2010; and the Company's results for the fiscal year to date period ended October 1, 2011, which was a thirty-nine week period, are compared to the results for the fiscal year to date period ended September 3, 2010, which was a forty-week period. The comparisons are affected by the inclusion of thirteen and thirty-nine weeks in the third quarter and fiscal year to date period of fiscal 2011, respectively, versus sixteen weeks and forty weeks in the third quarter and fiscal year to date period of fiscal 2010, respectively.

3. Unaudited Interim Condensed Consolidated Financial Statements and Estimates

        The following financial statements included in this report are unaudited: the condensed consolidated statements of operations for the thirteen and thirty-nine weeks ended October 1, 2011 and for the sixteen and forty weeks ended September 3, 2010, the condensed consolidated balance sheet as of October 1, 2011, the condensed consolidated statements of cash flows for the thirty-nine weeks ended October 1, 2011 and for the forty weeks ended September 3, 2010, and the condensed consolidated statement of shareholders' equity for the thirty-nine weeks ended October 1, 2011. In the opinion of management, these statements include all adjustments necessary for a fair presentation of CRA's consolidated financial position, results of operations, and cash flows. The condensed consolidated balance sheet as of January 1, 2011 included in this report was derived from audited consolidated financial statements included in the Company's Annual Report on Form 10-K that was filed on February 10, 2011.

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

5. Recent Accounting Standards

Goodwill

        In September 2011, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment ("ASU 2011-08"). The objective of ASU 2011-08 is to simplify how entities test goodwill for impairment. The amendments in ASU 2011-08 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

5. Recent Accounting Standards (Continued)

likelihood of more than 50 percent. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company believes the adoption of ASU 2011-08 will have no impact on its financial position, results of operations, cash flows, or disclosures.

        In December 2010, the FASB issued Accounting Standards Update 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts ("ASU 2010-28"). ASU 2010-28 clarifies the requirement to test for impairment of goodwill. Topic 350 requires that goodwill be tested for impairment if the carrying amount of a reporting unit exceeds its fair value. Under ASU 2010-28, when the carrying amount of a reporting unit is zero or negative, an entity must assume that it is more likely than not that a goodwill impairment exists, perform an additional test to determine whether goodwill has been impaired and calculate the amount of that impairment. The modifications to Topic 350 resulting from the issuance of ASU 2010-28 are effective for fiscal years beginning after December 15, 2010 and interim periods within those years. The adoption of the provisions of ASU 2010-28 had no effect on the Company's financial position, results of operations, cash flows, or disclosures.

Comprehensive Income

        In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income ("ASU 2011-05"). The objective of ASU 2011-05 is to increase the prominence of items reported in other comprehensive income. The main provisions of ASU 2011-05 provide that an entity that reports items of other comprehensive income has the option to present comprehensive income in either one or two consecutive financial statements. The option in current U.S. GAAP that permits the presentation of other comprehensive income in the statement of changes in equity has been eliminated. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. Early adoption is permitted.

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

6. Cash, Cash Equivalents, and Short-Term Investments

        Cash equivalents consist principally of money market funds, commercial paper, bankers' acceptances, and certificates of deposit with maturities of three months or less when purchased. As of October 1, 2011, a portion of the Company's cash accounts was concentrated at a single financial institution, which potentially exposes the Company to credit risks. As of October 1, 2011, the financial institution has generally "stable" credit ratings and the Company has not experienced any losses related to such accounts. The short-term credit rating of this financial institution is A-2 by Standard & Poor's ratings services. The Company does not believe that there is significant risk of non-performance by the financial institution, the cash on deposit is fully liquid, and the Company continually monitors the credit ratings of such institution.

        Short-term investments consist of Canadian government bonds and commercial paper and have maturities of more than three months and less than one year when purchased. These short-term investments are expected to be held-to-maturity and are classified as such in the accompanying condensed consolidated financial statements. The carrying amounts of these instruments classified as cash equivalents and short-term investments are stated at amortized cost, which approximates fair value because of their short-term maturity. As of October 1, 2011, short-term investments included $10.0 million in commercial paper and $4.8 million in Canadian government bonds. At January 1, 2011, CRA did not hold any short-term investments.

        If a decline in fair value below the amortized cost basis of an investment is judged to be other-than-temporary, the cost basis of the investment is written down to fair value. For those investments for which the fair value of the investment is less than its amortized cost, the credit-related portion of other-than-temporary impairment losses is recognized in earnings while the noncredit-related portion is recognized in other comprehensive income, net of related taxes. The Company does not intend to sell such investments, if any, and it is more likely than not that it will not be required to sell such investments prior to the recovery of its amortized cost basis less any current period credit losses. During the third quarter and the fiscal year to date period ended October 1, 2011, the Company did not write-down any investment balances.

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

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Revenue Recognition (Continued)

        Revenues also include reimbursable expenses, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. Reimbursable expenses are as follows (in thousands):

	Quarter Ended		Fiscal Year to Date Period Ended
	October 1, 2011 (13 weeks)	September 3, 2010 (16 weeks)	October 1, 2011 (39 weeks)	September 3, 2010 (40 weeks)
Reimbursable expenses	$8,660	$10,837	$30,260	$27,974

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

        The changes in the carrying amount of goodwill for the fiscal year to date period ended October 1, 2011 are as follows (in thousands):

Balance at January 1, 2011	$140,681
Effect of foreign currency translation adjustments	231

Balance at October 1, 2011	$140,912

9. Indebtedness

        In 2004, CRA completed a private placement of $90.0 million of 2.875% convertible senior subordinated debentures. On June 15, 2011, the Company repurchased 100% of the principal amount of the outstanding debentures plus accrued and unpaid interest, which amounted to $21.9 million and $0.3 million, respectively. Through June 15, 2011, the effective interest rate for each of the second quarter and fiscal year to date period ended July 2, 2011 was 5.7%. The effective interest rate for each of the third quarter and fiscal year to date period ended September 3, 2010 was 5.6%.

        Through June 15, 2011, for the second quarter and fiscal year to date period ended July 2, 2011, the contractual interest, amortization of prepaid debt issuance costs, and amortization of the discount included in interest expense was $0.3 million and $0.6 million, respectively. For the third quarter and fiscal year to date period ended September 3, 2010, the contractual interest, amortization of prepaid debt issuance costs, and amortization of the discount included in interest expense was $0.8 million and $2.4 million, respectively.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9. Indebtedness (Continued)

        As of January 1, 2011, the principal amount of the outstanding convertible debentures totaled $21.9 million. The $21.7 million convertible debt balance as of January 1, 2011 represented the principal amount of $21.9 million, net of the unamortized debt discount totaling $0.2 million. As of October 1, 2011 and January 1, 2011, the carrying amount of the equity component of the convertible debentures was $7.7 million, respectively, and was included in common stock. The fair value of the Company's convertible debentures payable based upon dealer quotes at January 1, 2011 was approximately $21.7 million.

        The Company has a $60.0 million revolving line of credit with its bank that provides CRA with the additional flexibility to meet any unforeseen financial requirements. The amounts available under this revolving line of credit are constrained by various financial covenants and are reduced by certain letters of credit outstanding, which amounted to $0.8 million as of October 1, 2011. There were no amounts outstanding under this revolving line of credit as of October 1, 2011.

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

	Quarter Ended		Fiscal Year to Date Period Ended
	October 1, 2011 (13 weeks)	September 3, 2010 (16 weeks)	October 1, 2011 (39 weeks)	September 3, 2010 (40 weeks)
Basic weighted average shares outstanding	10,557	10,650	10,607	10,670
Common stock equivalents:
Stock options and restricted shares	144	84	166	131

Diluted weighted average shares outstanding	10,701	10,734	10,773	10,801

        For the third quarter and fiscal year to date period ended October 1, 2011, the anti-dilutive share based awards that were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding amounted to 971,922 and 991,162 shares, respectively. For the third quarter and fiscal year to date period ended September 3, 2010, the anti-dilutive share based awards excluded from this calculation amounted to 1,091,270 and 1,563,675 shares, respectively. These share-based awards were anti-dilutive because their exercise price exceeded the average market price for the respective period.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

10. Net Income per Share (Continued)

        During the third quarter and fiscal year to date period ended October 1, 2011, CRA granted restricted share awards representing 10,000 shares and 27,580 shares, respectively, of its common stock that were not vested as of October 1, 2011.

        On July 6, 2010, the Company issued a press release announcing that its board of directors approved a share repurchase program of up to $5 million of the Company's common stock. During the third quarter of fiscal 2011, the Company purchased the remaining 140,057 shares authorized under this program at an average price per share of $24.72. Cumulatively, 200,624 shares were purchased by the Company under this plan at an average price per share of $24.92. On August 30, 2011, the Company issued a press release announcing that its board of directors approved an expanded share repurchase program of up to an additional $7.5 million of the Company's common stock. As of October 1, 2011, the Company has repurchased 39,087 shares under this expanded program at an average share price per share of $23.19, resulting in approximately $6.6 million available for future repurchases.

11. Comprehensive Income

        A reconciliation of comprehensive income (loss) is as follows (in thousands):

	Fiscal Year to Date Period Ended
	October 1, 2011 (39 weeks)	September 3, 2010 (40 weeks)
Net income	$12,395	$546
Change in foreign currency translation	(112)	(3,251)

Comprehensive income (loss)	$12,283	$(2,705)
Comprehensive loss attributable to noncontrolling interest	7	268

Comprehensive income (loss) attributable to CRA International, Inc.	$12,290	$(2,437)

12. Income Taxes

        The Company's effective income tax rate was a provision of 34.6% and 46.3% for the third quarters of fiscal 2011 and 2010, respectively. The effective tax rate for the third quarter of fiscal 2011 was lower than the statutory rate due to a NeuCo net operating loss carryback realized and the favorable effect of a foreign tax credit. The effective tax rate for the third quarter of fiscal 2010 was higher than the statutory rate due to losses in foreign locations that could not be benefited.

        The effective income tax rate was a provision of 38.6% and 74.6% for the fiscal year to date periods ended October 1, 2011 and September 3, 2010, respectively. The effective tax rate for the fiscal year to date period ended October 1, 2011 was consistent with the statutory rate. The effective tax rate for the fiscal year to date period ended September 3, 2010 was higher than the statutory rate due to losses in foreign locations that could not be benefited.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

13. Accrued Expenses

        Accrued expenses consist of the following (in thousands):

	October 1, 2011	January 1, 2011
Compensation and related expenses	$47,208	$42,762
Income taxes payable	2,412	1,185
Accrued interest	44	71
Other	5,388	5,340

Total	$55,052	$49,358

14. Restructuring Charges

        During the fiscal year to date period ended October 1, 2011, the Company incurred pre-tax expenses of $1.0 million associated principally with leased office space at its former Houston, TX office, which was closed during the second quarter of fiscal 2010. The Company recorded this expense in the second quarter of fiscal 2011 in selling, general and administrative expenses for a change in the estimate of the future minimum lease payments and related exit costs through the end of the remaining lease term, net of expected future sublease rental income measured at fair value. This estimated expense required management to make assumptions regarding the estimate of the duration of future vacancy periods, the amount and timing of future settlement payments, and the amount and timing of potential sublease income. The Company did not record any restructuring charges during the third quarter of fiscal 2011.

        The restructuring expenses for the fiscal year to date period ended October 1, 2011 and the reserve balance as of October 1, 2011 were as follows (in thousands):

	Office Vacancies	Employee Workforce Reduction	Total Restructuring
Balance at January 1, 2011	$4,476	$951	$5,427
Charges incurred in the fiscal year to date period ended October 1, 2011	1,020	—	1,020
Amounts paid in the fiscal year to date period ended October 1, 2011	(1,569)	(657)	(2,226)
Adjustments and effect of foreign currency translation in the fiscal year to date period ended October 1, 2011	(69)	(294)	(363)

Balance at October 1, 2011	$3,858	$—	$3,858

        On the accompanying balance sheet as of October 1, 2011, the reserve balance of $3.9 million was classified as follows: $2.4 million in "deferred rent and other non-current liabilities" and $1.5 million in "current portion of deferred rent".

        During the fiscal year to date period ended September 3, 2010, the Company incurred pre-tax expenses of $6.8 million consisting of restructuring charges associated with employee workforce reductions and office space reductions, of which approximately $3.7 million and $3.1 million were

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

14. Restructuring Charges (Continued)

classified in costs of sales and primarily in selling, general and administrative expenses, respectively. These actions were designed to reduce costs, increase utilization, and better align staffing levels with revenue.

        The restructuring expenses for the fiscal year to date period ended September 3, 2010 and the reserve balance as of September 3, 2010 were as follows (in thousands):

	Divested Operations	Office Vacancies	Employee Workforce Reduction	Total Restructuring
Balance at November 28, 2009	$55	$2,158	$1,266	$3,479
Charges incurred/(recovered) in the fiscal year to date period ended September 3, 2010	(273)	2,919	4,177	6,823
Amounts paid in the fiscal year to date period ended September 3, 2010	—	(1,581)	(4,246)	(5,827)
Adjustments and effect of foreign currency translation in the fiscal year to date period ended September 3, 2010	218	(16)	(75)	127
Deferred rent reclassification in the fiscal year to date period ended September 3, 2010	—	1,763	—	1,763

Balance at September 3, 2010	$—	$5,243	$1,122	$6,365

15. Compensation Arrangements

        In connection with a previous acquisition, CRA has agreed to pay an award to certain employees of the acquired business if they achieve specific performance targets through fiscal 2012. Retention of amounts paid to the individual employees is contingent on their continued employment with CRA through 2016. As of October 1, 2011, based upon performance to date and expected performance in the future, the amount of the award is estimated to be approximately $9.8 million and is being expensed over the seven and a half year service period. The amount of the award could fluctuate depending on future performance. Any payments under this award would be made in fiscal 2013.

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

        The fiscal year change was not effective until after the completion of our 2010 fiscal year. Therefore, the prior year comparative financial and other information reported in the financial statements herein continue to be presented based on our prior fiscal year end calendar. We have not prepared financial information for the thirteen and thirty-nine weeks ended October 2, 2010 in this Form 10-Q because the information is not practical or cost beneficial to prepare. Our results for the third quarter of fiscal 2011, which was the thirteen-week period ended October 1, 2011, are compared to our results for the third quarter of fiscal 2010, which was the sixteen-week period ended September 3, 2010; and our results for the fiscal year to date period ended October 1, 2011, which was a thirty-nine week period, are compared to our results for the fiscal year to date period ended September 3, 2010, which was a forty-week period. The comparisons are affected by the inclusion of thirteen and thirty-nine weeks in the third quarter and fiscal year to date period of fiscal 2011, respectively, versus twelve weeks and forty weeks in the second quarter and fiscal year to date period of fiscal 2010, respectively.

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

        Revenues also include reimbursable expenses, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. Reimbursable expenses are as follows (in thousands):

	Quarter Ended		Fiscal Year to Date Period Ended
	October 1, 2011 (13 weeks)	September 3, 2010 (16 weeks)	October 1, 2011 (39 weeks)	September 3, 2010 (40 weeks)
Reimbursable expenses	$8,660	$10,837	$30,260	$27,974

        Our normal payment terms are 30 days from the invoice date. At the end of the third quarters of fiscal 2011 and fiscal 2010, our average days sales outstanding, or DSOs, were 120 days and 102 days, respectively. The lower revenue in the third quarter of fiscal 2011 compounded the increase in DSO. We calculate DSOs over any period by dividing the sum of our accounts receivable and unbilled services balance, net of deferred revenue, at the end of the period by average daily revenues over the period. Average daily revenues are calculated by dividing period revenues by the number of days in the period. Our project managers and finance personnel monitor payments from our clients and assess any collection issues. We maintain accounts receivable allowances for estimated losses resulting from clients' failure to make required payments. We base our estimates on our historical collection experience, current trends, and credit policy. In determining these estimates, we examine historical write-offs of our receivables and review client accounts to identify any specific customer collection issues. If the financial condition of our customers were to deteriorate or disputes were to arise regarding the services provided, resulting in an impairment of their ability or intent to make payment, additional allowances may be required. A failure to estimate accurately the accounts receivable allowances and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition, and results of operations. As of October 1, 2011 and January 1, 2011, $7.8 million and $7.0 million were provided for accounts receivable allowances, respectively.

        Share-Based Compensation Expense.    Share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. We use the Black-Scholes option-pricing model to estimate the fair value of share-based awards. Option valuation models require the input of assumptions, including the expected life of the share-based awards, the expected stock price volatility, the risk-free interest rate, and the expected dividend yield. The expected volatility and expected life are based on our historical experience. The risk-free interest rate is based on U.S. Treasury interest rates whose term is consistent with the expected life of the share-based award. Expected dividend yield is not considered in the option pricing formula because we do not pay dividends and have no current plans to do so in the future. We will update these assumptions if changes are warranted. The forfeiture rate is based upon historical experience. We adjust the estimated forfeiture rate based upon our actual experience. In addition, we have performance-based awards that are valued at the fair value of shares as of the grant date, and expense is recognized based on the number of shares expected to vest under the terms of the award under which they are granted. The fair value determination requires significant assumptions, including estimating future revenues and profits.

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

        In accordance with Accounting Standards Codification ("ASC") Topic 350, "Intangibles—Goodwill and Other," goodwill and intangible assets with indefinite lives are not subject to amortization, but are monitored annually for impairment, or more frequently, as necessary. For our goodwill impairment analysis, we operate under one reporting unit. Under ASC Topic 350, in performing the first step of the goodwill impairment testing and measurement process, we compare our entity-wide estimated fair value to net book value to identify potential impairment. We estimate the entity-wide fair value of our single reporting unit utilizing our market capitalization, plus an appropriate control premium. Market capitalization is determined by multiplying the shares outstanding on the assessment date by the average market price of our common stock over a reasonable period of time based upon management's judgment. We have utilized a control premium that considers appropriate industry, market and other pertinent factors, including indications of such premiums from data on recent acquisition transactions. If the fair value of the reporting unit is less than the book value, the second step is performed to determine if goodwill is impaired. If we determine through the impairment evaluation process that goodwill has been impaired, we would record the impairment charge in our consolidated statement of operations.

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

        There were no impairment losses related to goodwill or intangible assets during the fiscal year to date period ended October 1, 2011. We will continue to monitor our market capitalization and, in the event that our average stock price subsequently declines and our market capitalization plus control premium declines below net book value and remains below book value for a period we consider to be other-than-temporary, we may be required to record an impairment of goodwill either as a result of the annual assessment that we will conduct in the fourth quarter of fiscal year 2011, or in a future quarter, if an indication of potential impairment is evident. A non-cash goodwill impairment charge would have the affect of decreasing our earnings in such period. If we are required to take a substantial impairment charge, our operating results would be materially adversely affected in such period.

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

        The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several different tax jurisdictions. We are periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. Based on our evaluation of current tax positions, we believe we have appropriately accrued for probable exposures. In evaluating the exposure associated with various filing positions, we record estimated reserves for probable exposures. The number of years with open tax audits varies depending on the tax jurisdiction. Our major taxing jurisdiction is the United States. We are no longer subject to U.S. federal examinations by the Internal Revenue Service for years before fiscal 2007. In fiscal 2010, the Internal Revenue Service examined our fiscal 2007 U.S. federal tax return. This examination was concluded with no change in taxable income. During fiscal 2010, the HM Revenue and Customs reviewed our UK subsidiary's fiscal 2006 and fiscal 2007 corporate tax returns. The examination was concluded in the second quarter of fiscal year 2011 with no material adjustments. The Internal Revenue Service is currently auditing our fiscal 2009 U.S. federal tax return. No adjustments have been proposed and the outcome of this review cannot reasonably be predicted at this time.

Recent Accounting Standards

Goodwill

        In September 2011, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment ("ASU 2011-08"). The objective of ASU 2011-08 is to simplify how entities test goodwill for impairment. The amendments in ASU 2011-08 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We believe the adoption of ASU 2011-08 will have no impact on our financial position, results of operations, cash flows, or disclosures.

        In December 2010, the FASB issued an Accounting Standards Update 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts ("ASU 2010-28"). ASU 2010-28 clarifies the requirement to test for impairment of goodwill. ASC Topic 350 requires that goodwill be tested for impairment if the carrying amount of a reporting unit exceeds its fair value. Under ASU 2010-28, when the carrying amount of a reporting unit is zero or negative, an entity must assume that it is more likely than not that a goodwill impairment exists, perform an additional test to determine whether goodwill has been impaired and calculate the amount of that impairment. The modifications to ASC Topic 350 resulting from the issuance of ASU 2010-28 are effective for fiscal years beginning after December 15, 2010 and interim periods within those years. The adoption of the provisions of ASU 2010-28 had no effect on our financial position, results of operations, cash flows, or disclosures.

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

Results of Operations—For the Quarter and Fiscal Year to Date Period Ended October 1, 2011, Compared to the Quarter and Fiscal Year to Date Period Ended September 3, 2010

        The following table provides operating information as a percentage of revenues for the periods indicated:

	Quarter Ended		Fiscal Year to Date Period Ended
	October 1, 2011 (13 weeks)	September 3, 2010 (16 weeks)	October 1, 2011 (39 weeks)	September 3, 2010 (40 weeks)
Revenues	100.0%	100.0%	100.0%	100.0%
Costs of services	65.6	64.8	66.0	68.7

Gross profit	34.4	35.2	34.0	31.3
Selling, general and administrative expenses	24.0	27.1	23.2	26.6
Depreciation and amortization	1.7	2.3	1.6	2.2

Income from operations	8.8	5.8	9.2	2.5
Interest income	0.1	0.1	0.1	0.1
Interest expense	(0.2)	(1.2)	(0.4)	(1.3)
Gain (loss) on the extinguishment of convertible debentures	—	—	—	(0.2)
Other expense	(0.3)	(0.3)	(0.1)	(0.2)

Income before provision for income taxes	8.4	4.5	8.8	1.0
Provision for income taxes	(2.9)	(2.1)	(3.4)	(0.8)

Net income	5.5	2.4	5.4	0.3
Net (income) loss attributable to noncontrolling interest, net of tax	(0.3)	0.1	—	0.1

Net income attributable to CRA International, Inc.	5.2%	2.4%	5.4%	0.4%

        On December 17, 2010, our Board of Directors approved a change in our fiscal year end from the last Saturday in November to the Saturday nearest December 31 of each year. The fiscal year change was effective beginning with our 2011 fiscal year, which began January 2, 2011 and will end December 31, 2011. The fiscal year change was not effective until after the completion of our 2010 fiscal year. Therefore, the prior year comparative financial and other information reported in the financial statements herein continue to be presented based on our prior fiscal year end calendar. We have not prepared financial information for the thirteen and thirty-nine weeks ended October 2, 2010 in this Form 10-Q because the information is not practical or cost beneficial to prepare. Our results for the third quarter of fiscal 2011, which was the thirteen-week period ended October 1, 2011, are compared to our results for the third quarter of fiscal 2010, which was the sixteen-week period ended September 3, 2010; and our results for the fiscal year to date period ended October 1, 2011, which was a thirty-nine week period, are compared to our results for the fiscal year to date period ended September 3, 2010, which was a forty-week period. The comparisons are affected by the inclusion of thirteen and thirty-nine weeks in the third quarter and fiscal year to date period of fiscal 2011, respectively, versus sixteen weeks and forty weeks in the third quarter and fiscal year to date period of fiscal 2010, respectively.

Quarter Ended October 1, 2011 (13 Weeks) Compared to the Quarter Ended September 3, 2010
(16 Weeks)

        Revenues.    Revenues decreased $13.6 million, or 16.1%, to $71.0 million for the third quarter of fiscal 2011 from $84.6 million for the third quarter of fiscal 2010. Our revenue decrease was due primarily to the inclusion of thirteen weeks of results in the third quarter of fiscal 2011 as compared with sixteen weeks of results in the third quarter of fiscal 2010 due to the change in fiscal year end. In addition, clients have continued to carefully manage their spending as economic uncertainty continues to be an underlying factor in the markets we serve. We believe that our consulting areas have benefited from our recent investments in business development, particularly in our litigation and regulatory consulting areas, which maintained an active schedule of activity in the third quarter of fiscal 2011. Utilization increased to 73% for the third quarter of fiscal 2011 from 68% for the third quarter of fiscal 2010 primarily as a result of the restructuring of our portfolio of services that we have implemented since the third quarter of fiscal 2010 and a decrease in employee consultant headcount from 555 at the end of the third quarter of fiscal 2010 to 526 at the end of the third quarter of 2011.

        International revenue accounted for 24% of revenues for the third quarter of fiscal 2011, compared with 28% of total revenues for the third quarter of fiscal 2010 due to project completions and the slowdown of activity of several large projects in our management consulting area during the third quarter of fiscal 2011 as compared with the third quarter of fiscal 2010.

        Revenues derived from fixed-price engagements decreased to 19.8% of total revenues for the third quarter of fiscal 2011 compared with 21.8% for the third quarter of fiscal 2010. The decrease in revenues from fixed-price engagements was due primarily to a change in the proportion of time-and-materials service contracts and fixed-price service contracts due to project completions and slowdown in activity of several large projects within our management consulting area.

        Costs of Services.    Costs of services decreased $8.3 million, or 15.1%, to $46.6 million for the third quarter of fiscal 2011 from $54.9 million for the third quarter of fiscal 2010. In the third quarter of fiscal 2011 as compared with the third quarter of fiscal 2010, compensation expense for our employee consultants decreased by $6.1 million and client reimbursable expenses decreased by $2.2 million. The decrease in costs of services was due primarily to the inclusion of thirteen weeks of results in the third quarter of fiscal 2011 as compared with sixteen weeks of results in the third quarter of fiscal 2010 due to the change in fiscal year end. In addition, compensation expense for our employee consultants decreased due to the decrease in employee consultant headcount from 555 at the end of the third quarter of fiscal 2010 to 526 at the end of the third quarter of fiscal 2011. Partially offsetting these decreases were increases in incentive bonus expense for our employee consultants in the third quarter of fiscal 2011 as compared to the third quarter of fiscal 2010. Client reimbursable expenses decreased primarily due to a decrease in the usage of outside consultants and travel expenses as a result of the change in project mix.

        As a percentage of revenues, costs of services increased to 65.6% for the third quarter of fiscal 2011 from 64.8% for the third quarter of fiscal 2010. The increase in costs of services as a percentage of revenue is due primarily to the decrease in revenue during the third quarter of fiscal 2011 as compared with the third quarter of fiscal 2010 and an increase in incentive bonus expense as a percentage of revenue, partially offset by a decrease in client reimbursable expenses as a percentage of revenue during the third quarter of fiscal 2011 as compared with the third quarter of fiscal 2010.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased by $5.9 million, or 25.7%, to $17.0 million for the third quarter of fiscal 2011 from $22.9 million for the third quarter of fiscal 2010. The decrease in selling, general and administrative expenses was due primarily to the inclusion of thirteen weeks of results in the third quarter of fiscal 2011 as compared with sixteen weeks of results in the third quarter of fiscal 2010 due to the change in fiscal year end and the impact of $1.6 million of restructuring costs recorded in the third quarter of fiscal 2010 associated with the reduction of leased office space. As a percentage of revenues, selling, general and administrative expenses decreased to 24.0% for the third quarter of fiscal 2011 from 27.1% for the third quarter of fiscal 2010, which was primarily the result of the $1.6 million of restructuring costs recorded in the third quarter of fiscal 2010 and a decrease in commissions to non-employee experts as a percentage of revenue during the third quarter of fiscal 2011 as compared with the third quarter of fiscal 2010 due to a change in project mix.

        Depreciation and Amortization.    Depreciation and amortization decreased by $0.8 million, or 38.3%, to $1.2 million for the third quarter of fiscal 2011 from $2.0 million for the third quarter of fiscal 2010. The decrease was due primarily to the inclusion of thirteen weeks of results in the third quarter of fiscal 2011 as compared with sixteen weeks of results in the third quarter of fiscal 2010 due to the change in fiscal year end and to assets that became fully depreciated since the third quarter of fiscal 2010.

        Interest Expense.    Interest expense decreased by $0.9 million to $112,000 for the third quarter of fiscal 2011 from $1.0 million for the third quarter of fiscal 2010. The decrease was primarily due to our repurchase on June 15, 2011 of 100% of the principal amount of the outstanding debentures, plus accrued and unpaid interest, which amounted to $21.9 million and $0.3 million, respectively. Prior to the repurchases, interest expense consisted primarily of interest incurred on this convertible debt, the amortization of debt issuance costs, and the amortization of the discount recorded in connection with our adoption of ASC Topic 470-20.

        Provision for Income Taxes.    The income tax provision was $2.1 million and the effective tax rate was 34.6% for the third quarter of fiscal 2011 compared to a tax provision of $1.7 million and an effective tax rate of 46.3% for the third quarter of fiscal 2010. The effective tax rate for the third quarter of fiscal 2011 was lower than the statutory rate due to a NeuCo net operating loss carryback realized and the favorable effect of a foreign tax credit. The effective tax rate for the third quarter of fiscal 2010 was higher than the statutory rate due to losses in foreign locations that could not be benefited.

        Net (Income) Loss Attributable to Noncontrolling Interest, Net of Tax.    Our ownership interest in NeuCo constitutes control under U.S. GAAP. As a result, NeuCo's financial results are consolidated with ours and allocations of the noncontrolling interest's share of NeuCo's net income result in deductions to our net income, while allocations of the noncontrolling interest's share of NeuCo's net loss result in additions to our net income. The results of operations of NeuCo allocable to its other owners was a net income of $238,000 for the third quarter of fiscal 2011 and a net loss of $44,000 for the third quarter of fiscal 2010.

        Net Income Attributable to CRA International, Inc.    Net income attributable to CRA International, Inc. increased by $1.6 million to $3.7 million for the third quarter of fiscal 2011 from $2.1 million for the third quarter of fiscal 2010. The net income per diluted share was $0.34 per share for the third quarter of fiscal 2011, compared to $0.19 per share for the third quarter of fiscal 2010. Diluted weighted average shares outstanding decreased by approximately 33,000 shares to approximately 10,701,000 shares for the third quarter of fiscal 2011 from approximately 10,734,000 shares for the third quarter of fiscal 2010. The decrease in weighted average shares outstanding is primarily due to repurchases of common stock since September 3, 2010, offset in part by restricted shares that have vested and stock options that have been exercised since September 3, 2010.

Fiscal Year to Date Period Ended October 1, 2011 (39 Weeks) Compared to the Fiscal Year to Date Period Ended September 3, 2010 (40 Weeks)

        Revenues.    Revenues increased by $18.7 million, or 8.8%, to $230.3 million for the fiscal year to date period ended October 1, 2011 from $211.6 million for the fiscal year to date period ended

September 3, 2010. Our revenue improvement was due to increased demand for our services, even though clients have continued to carefully manage their spending as economic uncertainty continues to be an underlying factor in the markets we serve. We believe that our consulting areas have benefited from our recent investments in business development, particularly in the litigation and regulatory consulting areas. Utilization increased to 74% for the fiscal year to date period ended October 1, 2011 from 65% for the fiscal year to date period ended September 3, 2010 primarily as a result of increased demand for our services, the restructuring of our portfolio of services and a decrease in employee consultant headcount from 555 as of September 3, 2010 to 526 as of October 1, 2011. Partially offsetting these increases is the inclusion of thirty-nine weeks of results in the fiscal year to date period ended October 1, 2011 as compared with forty weeks of results in the fiscal year to date period ended September 3, 2010.

        Overall, revenues outside of the U.S. remained constant at approximately 27% of total revenues for the fiscal year to date period ended October 1, 2011 and September 3, 2010, respectively. Revenues derived from fixed-price engagements increased to 23.3% of total revenues for the fiscal year to date period ended October 1, 2011 compared with 19.2% for the fiscal year to date period ended September 3, 2010. The increase in revenues from fixed-price engagements is due primarily to a change in the proportion of time-and-materials service contracts and fixed-price service contracts due to the growth in our management consulting area.

        Costs of Services.    Costs of services increased $6.5 million, or 4.5%, to $151.9 million for the fiscal year to date period ended October 1, 2011 from $145.4 million for the fiscal year to date period ended September 3, 2010. The increase in costs of services was due primarily to an increase in compensation for our employee consultants and an increase in client reimbursable expenses. Compensation for our employee consultants increased by $7.9 million, or 6.9%. The increase is primarily due to an increase in incentive bonus expense for our employee consultants that was accrued for in the fiscal year to date period ended October 1, 2011 primarily due to the increase in revenue and profitability. Client reimbursable expenses increased $2.3 million, or 8.2%, to $30.3 million for the fiscal year to date period ended October l, 2011 from $28.0 million for the fiscal year to date period ended September 3, 2010 primarily related to the increase in the number of projects. Partially offsetting these increases were a decrease in employee consultant headcount from 555 as of September 3, 2010 to 526 as of October 1, 2011, $3.7 million of restructuring expenses recorded in costs of services during the fiscal year to date period ended September 3, 2010 to more closely align our costs and our staffing levels with revenue as compared with no restructuring expenses recognized in costs of services during the fiscal year to date period ended October 1, 2011, and the inclusion of thirty-nine weeks of results in the fiscal year to date period ended October 1, 2011 as compared with forty weeks of results in the fiscal year to date period ended September 3, 2010.

        As a percentage of revenues, costs of services decreased to 66.0% for the fiscal year to date period ended October 1, 2011 from 68.7% for the fiscal year to date period ended September 3, 2010. The decrease in costs of services as a percentage of revenue was due primarily to the increase in revenue during the fiscal year to date period ended October 1, 2011 as compared with the fiscal year to date period ended September 3, 2010 and lower compensation expense as a percentage of revenue primarily due to the restructuring expenses recorded in the fiscal year to date period ended September 3, 2010.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased by $2.6 million, or 4.7%, to $53.5 million for the fiscal year to date period ended October 1, 2011 from $56.2 million for the fiscal year to date period ended September 3, 2010. The decrease in selling, general and administrative expenses was due primarily to the $1.9 million decrease in restructuring expenses and the inclusion of thirty-nine weeks of results in the fiscal year to date period ended October 1, 2011 as compared with forty weeks of results in the fiscal year to date period ended September 3, 2010 due to the change in fiscal year end. During the fiscal year to date period ended October 1, 2011, we recorded $1.0 million in restructuring expenses related to leased office space at our former Houston, TX office, which was closed during the second quarter of fiscal 2010, for a change in the estimate of the future minimum lease payments and related exit costs through the end of the remaining lease term, net of expected future sublease rental income measured at fair value. During the fiscal year to date period ended September 3, 2010, we recorded $2.9 million in restructuring expenses related to office space reductions in our Boston, Massachusetts, Chicago, Illinois, and Houston, Texas offices. As a result of these restructuring actions, rent and office operating expenses decreased by approximately $1.9 million in the fiscal year to date period ended October 1, 2011 as compared with the fiscal year to date period ended September 3, 2010. In addition, included in selling, general and administrative expenses are $3.0 million and $4.1 million in selling, general and administrative expenses in the fiscal year to date periods ended October 1, 2011 and September 3, 2010, respectively, due to the consolidation of NeuCo. Partially offsetting these decreases were increases in incentive bonus expense for our employees that were accrued for in the fiscal year to date period ended October 1, 2011 due to the increase in revenue and profitability and investments in business development.

        As a percentage of revenues, selling, general and administrative expenses decreased to 23.2% for the fiscal year to date period ended October 1, 2011 from 26.6% for the fiscal year to date period ended September 3, 2010, which was primarily a result of the increase in revenue in the fiscal year to date period ended October 1, 2011 compared with the fiscal year to date period ended September 3, 2010 and a decrease in rent as a percentage of revenue.

        Depreciation and Amortization.    Depreciation and amortization decreased by $0.9 million, or 19.7%, to $3.8 million for the fiscal year to date period ended October 1, 2011 from $4.7 million for the fiscal year to date period ended September 3, 2010 primarily due to assets that became fully depreciated since the third quarter of fiscal 2010 and the decrease in leasehold improvements and computer equipment as a result of office closures and reduced headcount.

        Interest Expense.    Interest expense decreased by $1.8 million to $0.8 million for the fiscal year to date period ended October 1, 2011 from $2.7 million for the fiscal year to date period ended September 3, 2010. The decrease was primarily due to our repurchase, on June 15, 2011, of 100% of the principal amount of the outstanding debentures plus accrued and unpaid interest, which amounted to $21.9 million and $0.3 million, respectively. Up through this final repurchase date, interest expense primarily consisted of interest incurred on this convertible debt, the amortization of debt issuance costs, and the amortization of the discount recorded in connection with our adoption of ASC Topic 470-20.

        Gain (Loss) on Extinguishment of Convertible Debentures.    During the fiscal year to date period ended October 1, 2011, we repurchased 100% of the principal amount of the outstanding debentures plus accrued and unpaid interest, which amounted to $21.9 million and $0.3 million, respectively. During the fiscal year to date period ended September 3, 2010, we repurchased convertible debentures in the principal amount of $15.0 million, on the open market, resulting in a $0.4 million loss on a pre-tax basis. Although we repurchased our debt, we incurred non-cash losses on the repurchases under the provisions of ASC Topic 470-20, which required us to discount our debt for the equity conversion feature of the debt instrument.

        Provision for Income Taxes.    For the fiscal year to date period ended October 1, 2011 our income tax provision was $7.8 million and the effective tax rate was 38.6% compared to $1.6 million and an effective tax rate of 74.6% for the fiscal year to date period ended September 3, 2010. The effective tax rate for the fiscal year to date period ended October 1, 2011 was consistent with the statutory rate. The effective tax rate for the fiscal year to date period ended September 3, 2010 was higher than the statutory rate due to losses in foreign locations that could not be benefited.

        Net Loss Attributable to Noncontrolling Interest, Net of Tax.    Our ownership interest in NeuCo constitutes control under U.S. GAAP. As a result, NeuCo's financial results are consolidated with ours and allocations of the noncontrolling interest's share of NeuCo's net income result in deductions to our net income, while allocations of the noncontrolling interest's share of NeuCo's net loss result in additions to our net income. The results of operations of NeuCo allocable to its other owners was a net loss of $7,000 for the fiscal year to date period ended October 1, 2011 and a net loss of $268,000 for the fiscal year to date period ended September 3, 2010.

        Net Income Attributable to CRA International, Inc.    Net income attributable to CRA International, Inc. increased by $11.6 million to $12.4 million for the fiscal year to date period ended October 1, 2011 from $0.8 million for the fiscal year to date period ended September 3, 2010. The diluted net income per share was $1.15 per share for the fiscal year to date period ended October 1, 2011, compared to $0.08 per share for the fiscal year to date period ended September 3, 2010. Diluted weighted average shares outstanding decreased by approximately 28,000 shares to approximately 10,773,000 shares for the fiscal year to date period ended October 1, 2011 from approximately 10,801,000 shares for the fiscal year to date period ended September 3, 2010. The decrease in weighted average shares outstanding is primarily due to repurchases of common stock since September 3, 2010, offset in part by restricted shares that have vested and stock options that have been exercised since September 3, 2010.

Liquidity and Capital Resources

        We believe that our current cash balances, cash generated from operations, and amounts available under our bank line of credit will be sufficient to meet our anticipated working capital, capital expenditures, and contingent consideration payment requirements for at least the next 12 months.

  Fiscal Year to Date Period Ended October 1, 2011

        General.    In the fiscal year to date period ended October 1, 2011, cash and cash equivalents decreased by $48.0 million. We completed the period with cash and cash equivalents of $39.5 million, short-term investments of $14.8 million, and working capital (defined as current assets less current liabilities) of $101.3 million, which is relatively consistent with working capital of $100.5 million at January 1, 2011.

        As of October 1, 2011, a portion of our cash accounts was concentrated at a single financial institution, which potentially exposes us to credit risks. As of October 1, 2011, the financial institution has generally "stable" credit ratings and we have not experienced any losses related to such accounts. The short-term credit rating of this financial institution is A-2 by Standard & Poor's ratings services. We do not believe that there is significant risk of non-performance by the financial institution, the cash on deposit is fully liquid, and we continually monitor the credit ratings of such institution. A change in the credit worthiness of this financial institution could materially affect our liquidity and working capital.

        Sources and Uses of Cash.    During the fiscal year to date period ended October 1, 2011, net cash provided by operating activities was $2.2 million. The primary uses of cash in operating activities include increases in unbilled services and accounts receivable of $12.3 million, primarily related to increases in revenue and DSOs, increases in prepaid expenses and other assets of $6.3 million, decreases in deferred income taxes of $4.6 million primarily related to the extinguishment of the remaining outstanding convertible debentures in June 2011, and decreases in deferred rent of $2.2 million. The uses of cash in operations were partially offset by the following sources of cash: net income of $12.4 million, aggregate increases in accounts payable, accrued expenses, and other liabilities of $6.8 million due to an increase in compensation related accruals, share-based compensation expense of $4.3 million, and depreciation and amortization expense of $3.8 million.

        We used $22.2 million of net cash for investing activities during the fiscal year to date period ended October 1, 2011, which included uses of cash of $46.6 million to purchase short-term investments to achieve higher returns on our excess cash, $6.3 million for capital expenditures primarily due to our investment in a new financial system, and $0.8 million of net acquisition consideration payments. These uses of cash were partially offset by $31.5 million received from the sale of short-term investments.

        We used $28.0 million of net cash for financing activities during the fiscal year to date period ended October 1, 2011. Cash used in financing activities was primarily for the extinguishment of the remaining outstanding convertible debentures of $21.9 million and the repurchase of common stock for $5.7 million during the fiscal year to date period ended October 1, 2011.

  Indebtedness

        Private Placement of Convertible Debt.    In 2004, we completed a private placement of $90.0 million of 2.875% convertible senior subordinated debentures due in 2034. On June 15, 2011, we repurchased the remaining principal amount of the outstanding debentures plus accrued and unpaid interest, which amounted to $21.9 million and $0.3 million, respectively.

        Borrowings under the Revolving Line of Credit.    We are party to a senior loan agreement with our bank for a $60.0 million revolving line of credit with a maturity date of April 30, 2014. The revolving line of credit gives us additional flexibility to meet any unforeseen financial requirements. Subject to the terms of the agreement, we may use borrowings under this revolving line of credit for acquisition financing, working capital, general corporate purposes, letters of credit, and foreign exchanges contracts. The amounts available under our bank revolving line of credit are constrained by various financial covenants and reduced by certain outstanding letters of credit, which amounted to $0.8 million as of October 1, 2011. As of October 1, 2011, there were no amounts outstanding under this revolving line of credit.

        Borrowings under our credit facility bear interest at LIBOR plus an applicable margin. Applicable margins range from 1.75% to 2.75%, depending on the ratio of our consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the preceding four fiscal quarters, subject to various adjustments stated in the senior loan agreement. These margins are adjusted both quarterly and each time we borrow under the credit facility. Interest is payable monthly. A commitment fee of 0.25% is payable on the unused portion of the credit facility. Borrowings under the credit facility are secured by 100% of the stock of certain of our U.S. subsidiaries and 65% of the stock of certain of our foreign subsidiaries, which represent approximately $33.1 million in net assets as of October 1, 2011.

        Under our senior loan agreement, we must comply with various financial and non-financial covenants. Compliance with these financial covenants is tested on a fiscal quarterly basis. Any indebtedness outstanding under the senior credit facility may become immediately due and payable upon the occurrence of stated events of default, including our failure to pay principal, interest or fees or a violation of any financial covenant. The financial covenants require us to maintain a minimum consolidated working capital of $25.0 million and to comply with a consolidated senior debt to EBITDA ratio of not more than 2.5 to 1.0. The non-financial covenant restrictions of the senior credit agreement include, but are not limited to, our ability to incur additional indebtedness, engage in acquisitions or dispositions, and enter into business combinations. As of October 1, 2011, we were in compliance with our agreement with the bank.

  Compensation Arrangements

        In connection with a previous acquisition, we have agreed to pay an award to certain employees of the acquired business if they achieve specific performance targets through fiscal 2012. Retention of amounts paid to the individual employees is contingent on their continued employment with us through 2016. As of October 1, 2011, based upon performance to date and expected performance in the future, the amount of the award is estimated to be approximately $9.8 million. This amount could fluctuate depending on future performance. Any payments under this award would be made in fiscal 2013 and we expect to fund these payments, if any, from existing cash resources, cash generated from operations, or financing transactions.

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

        On July 6, 2010, we announced that our board of directors approved a share repurchase program of up to $5 million of our common stock. During the third quarter of fiscal 2011, we purchased the remaining 140,057 shares authorized under this program at an average price per share of $24.72. Cumulatively, we have purchased 200,624 shares under this program at an average price per share of $24.92.

        On August 30, 2011, we announced that our board of directors approved an expanded share repurchase program of up to an additional $7.5 million of our common stock. As of October 1, 2011, we have repurchased 39,087 shares under this expanded program at an average price per share of $23.19. We expect to continue to repurchase shares under this program. We will finance the repurchase program with available cash and cash from future operations. We may repurchase shares in open market purchases or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations.

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

        The majority of our operations are based in the U.S., and accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of foreign currencies. Our primary foreign currency exposures relate to our short-term intercompany balances with our foreign subsidiaries and accounts receivable and cash valued in the United Kingdom in U.S. Dollars or Euros. Our primary foreign subsidiaries have functional currencies denominated in the British Pound and Euro, and foreign denominated assets and liabilities are remeasured each reporting period with any exchange gains and losses recorded in our consolidated statements of operations. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the U.S. Dollar and foreign currencies and the Euro and the British Pound. Holding all other variables constant, fluctuations in foreign exchange rates may impact reported revenues and expenses significantly, based on currency exposures at October 1, 2011. A hypothetical

10% movement in foreign exchange rates on October 1, 2011 would not expose us to significant gains or losses in net earnings or cash flows. However, actual gains and losses in the future could differ materially from this analysis based on the timing and amount of both foreign currency exchange rate movements and our actual exposure.

        From time to time, we may use derivative instruments to manage the risk of exchange rate fluctuations. However, at October 1, 2011, we had no outstanding derivative instruments. We do not use derivative instruments for trading or speculative purposes.

Interest Rate Risk

        We maintain an investment portfolio consisting mainly of commercial paper and Canadian government bonds with maturities of less than a year. These held-to-maturity securities are subject to interest rate risk. However, a hypothetical change in the interest rate of 10% would not have a material impact to the fair values of these securities at October 1, 2011 primarily due to their short maturity.

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

Evaluation of Changes in Internal Control over Financial Reporting

        Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we have determined that, during the third quarter of fiscal 2011, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to affect, materially our internal control over financial reporting.

Important Considerations

        The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of this effectiveness in future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

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

We depend upon key employees to generate revenue

        Our business consists primarily of the delivery of professional services and, accordingly, our success depends heavily on the efforts, abilities, business generation capabilities, and project execution capabilities of our employee consultants. In particular, our employee consultants' personal relationships with our clients are a critical element in obtaining and maintaining client engagements. If we lose the services of any employee consultant or group of employee consultants, or if our employee consultants fail to generate business or otherwise fail to perform effectively, that loss or failure could adversely affect our revenues and results of operations. Our employee consultants generated engagements that accounted for approximately 86% and 85% of our revenues for the fiscal year to date periods ended October 1, 2011 and September 3, 2010, respectively. Our top five employee consultants generated approximately 14% of our revenues in each of the fiscal year to date periods ended October 1, 2011 and September 3, 2010.

        We do not have non-competition agreements with a majority of our employee consultants, and they can terminate their relationships with us at will and without notice. The non-competition and non-solicitation agreements that we have with some of our employee consultants offer us only limited protection and may not be enforceable in every jurisdiction. In the event that an employee leaves, some clients may decide that they prefer to continue working with the employee rather than with us. In the event an employee departs and acts in a way that we believe violates the employee's non-competition or non-solicitation agreement, we will consider any legal remedies we may have against such person on a case-by-case basis. We may decide that preserving cooperation and a professional relationship with the former employee or clients that worked with the employee, or other concerns, outweigh the benefits of any possible legal recovery.

Deterioration of global economic conditions, global market and credit conditions, and regulatory and legislative changes affecting our clients, practice areas, or competitors could have an impact on our business

        Overall global economic conditions and global market and credit conditions in the industries we service can negatively impact the market for our services. A number of factors outside of our control include the availability of credit, the costs and terms of borrowing, merger and acquisition activity, and general economic factors and business conditions.

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

We depend on our non-employee experts

        We depend on our relationships with our exclusive non-employee experts. In the fiscal year to date periods ended October 1, 2011 and September 3, 2010, respectively, five of our top exclusive nonemployee experts generated engagements that accounted for approximately 8% and 10% of our revenues in those periods, respectively. We believe that these experts are highly regarded in their fields. Each offers a combination of knowledge, experience, and expertise that would be very difficult to replace. We also believe that we have been able to secure some engagements and attract consultants in part because we could offer the services of these experts. Most of these experts can limit their relationships with us at any time for any reason. These reasons could include affiliations with universities with policies that prohibit accepting specified engagements, termination of exclusive relationships, the pursuit of other interests, and retirement.

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

We derive our revenues from a limited number of large engagements

        We derive a portion of our revenues from a limited number of large engagements. If we do not obtain a significant number of new large engagements each year, our business, financial condition, and results of operations could suffer. Our 10 largest engagements accounted for 16% and 14% of our revenues in the fiscal year to date periods ended October 1, 2011 and September 3, 2010, respectively. Our 10 largest clients accounted for approximately 24% and 16% of our revenues in the fiscal year to date periods ended October 1, 2011 and September 3, 2010, respectively. In general, the volume of work we perform for any particular client varies from year to year, and due to the specific engagement nature of our practice, a major client in one year may not hire us in the following year.

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

Fluctuations in the types of service contracts we enter into may adversely impact revenue and results of operations

        We derive a portion of our revenues from fixed-price contracts. We derived approximately 23% and 19% of revenues from fixed-price engagements in the fiscal year to date periods ended October 1, 2011 and September 3, 2010, respectively. These contracts are more common in our management consulting area, and would likely grow in number with any expansion of that area. Fluctuations in our mix among time-and-material contracts, fixed-price contracts, and arrangements with fees tied to performance-based criteria may result in fluctuations of revenue and results of operations. In addition, if we fail to estimate accurately the resources required for a fixed-price project or fail to satisfy our contractual obligations in a manner consistent with the project budget, we might generate a smaller profit or incur a loss on the project. On occasion, we have had to commit unanticipated additional resources to complete projects, and we may have to take similar action in the future, which could adversely affect our revenues and results of operations.

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

The market price of our common stock may be volatile

        The market price of our common stock has fluctuated widely and may continue to do so. For example, from September 4, 2010 to October 1, 2011, the trading price of our common stock ranged from a high of $29.80 per share to a low of $15.99 per share. Many factors could cause the market price of our common stock to rise and fall. Some of these factors are:

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

We may need to take material write-offs for the impairment of goodwill and other intangible assets, including if our market capitalization declines

        As further described in Note 8 of our Notes to Condensed Consolidated Financial Statements, goodwill and intangible assets with indefinite lives are monitored annually for impairment, or more frequently, if there are indicators of impairment. In performing the first step of the goodwill impairment testing and measurement process, we compare our entity-wide estimated fair value to net book value to identify potential impairment. We estimate the entity-wide fair value utilizing our market capitalization, plus an appropriate control premium. We have utilized a control premium that considers appropriate industry, market and other pertinent factors, including indications of such premiums from data on recent acquisition transactions. If we determine through the impairment evaluation process that goodwill has been impaired, we would record the impairment charge in our consolidated statement of operations.

        There were no impairment losses related to goodwill or intangible assets during the fiscal year to date period ended October 1, 2011. Uncertainty in the financial markets and weakness in macroeconomic conditions globally could contribute to volatility in our stock price. The current macroeconomic environment continues to be challenging and we cannot be certain of the duration of these conditions and their potential impact on our stock price performance. If our market capitalization plus an estimated control premium is below our carrying value for a period we consider to be other-than-temporary, we may be required to record an impairment of our goodwill either as a result of our annual assessment that we will conduct in the fourth quarter of fiscal year 2011, or in a future quarter if an indication of potential impairment is evident. A non-cash goodwill impairment charge would have the affect of decreasing our earnings or increasing our losses in such period. If we are required to take a substantial impairment charge, our operating results would be materially adversely affected in such period.

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

Our debt obligations may adversely impact our financial performance

        We have a revolving line of credit for $60.0 million. The amounts available under our bank revolving line of credit are constrained by various financial covenants and reduced by certain letters of credit outstanding. Our loan agreement with the bank will mature on April 30, 2014. The degree to which we are leveraged could adversely affect our ability to obtain further financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to secure short-term and long-term debt or equity financing in the future will depend on several factors, including our future profitability, the levels of our debt and equity, restrictions under our existing revolving line of credit, and the overall credit and equity market environments.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        (a)   Not applicable.

        (b)   Not applicable.

        (c)   The following table provides information about our repurchases of shares of our common stock during the quarter ended October 1, 2011. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the quarter into three periods of four weeks, four weeks and five weeks, respectively, to coincide with our reporting periods during the third quarter of fiscal 2011.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 3, 2011 to July 30, 2011	895 shares(1)	$27.61 per share(1)	—	$3,462,765
July 31, 2011 to August 27, 2011	104,744 shares(2)	$25.08 per share(2)	104,744	$835,310
August 28, 2011 to October 1, 2011	74,400 shares(2)	$23.41 per share(2)	74,400	$6,593,591

(1)
During the four weeks ended July 30, 2011, we accepted 895 shares of our common stock as a tax withholding from certain of our employees, in connection with the vesting of restricted shared that occurred during the indicated period, pursuant to the terms of our 2006 equity incentive plan, at an average price per share of $27.61.

(2)
On July 6, 2010, we issued a press release announcing that our board of directors approved a share repurchase program of up to $5 million of our common stock. During the four weeks ended August 27, 2011, we purchased 104,744 shares under this program at an average price per share of $25.08. During the five weeks ended October 1, 2011, we purchased the remaining 35,313 shares authorized under this program at an average price per share of $23.65. On August 30, 2011, we issued a press release announcing that our board of directors had approved an expanded share repurchase program of up to an additional $7.5 million of our common stock. During the five weeks ended October 1, 2011, we purchased 39,087 shares authorized under this program for an average price per share of $23.19.

ITEM 3.   Defaults Upon Senior Securities

        None.

ITEM 4.    (Removed and Reserved)

ITEM 5.    Other Information

        None.

ITEM 6.    Exhibits

Item No.		Description
31.1		Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2		Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1		Section 1350 certification
101	*
The following financial statements from CRA International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended October 1, 2011, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Condensed Consolidated Statement of Operations (unaudited) for the quarters and the fiscal year to date periods ended October 1, 2011 and September 3, 2010, (ii) Condensed Consolidated Balance Sheets (unaudited) as at October 1, 2011 and January 1, 2011, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the fiscal year to date periods ended October 1, 2011 and September 3, 2010, (iv) Condensed Consolidated Statement of Shareholders' Equity (unaudited) for the fiscal year to date period ended October 1, 2011, and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

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

CRA INTERNATIONAL, INC.
Date: November 8, 2011	By:	/s/ PAUL A. MALEH Paul A. Maleh President and Chief Executive Officer
Date: November 8, 2011	By:	/s/ WAYNE D. MACKIE Wayne D. Mackie Executive Vice President, Treasurer, and Chief Financial Officer

EXHIBIT INDEX

Item No.		Description
31.1		Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2		Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1		Section 1350 certification
101	*
The following financial statements from CRA International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended October 1, 2011, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Condensed Consolidated Statement of Operations (unaudited) for the quarters and the fiscal year to date periods ended October 1, 2011 and September 3, 2010, (ii) Condensed Consolidated Balance Sheets (unaudited) as at October 1, 2011 and January 1, 2011, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the fiscal year to date periods ended October 1, 2011 and September 3, 2010, (iv) Condensed Consolidated Statement of Shareholders' Equity (unaudited) for the fiscal year to date period ended October 1, 2011, and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

*
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto shall not be deemed filed for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.