Form 10-K
period 2011-12-31
CRA INTERNATIONAL, INC.
filed 2012-03-02
CIK 1053706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
Yes ☐ No ☒

         The aggregate market value of the stock held by non-affiliates of the registrant as of July 1, 2011, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing sale price of $27.99 as quoted on the NASDAQ Global Select Market as of that date, was approximately $289.4 million. Outstanding shares of common stock beneficially owned by executive officers and directors of the registrant and certain related entities have been excluded from this computation because these persons may be deemed to be affiliates. The fact that these persons have been deemed affiliates for purposes of this computation should not be considered a conclusive determination for any other purpose.

         As of February 24, 2012, CRA had outstanding 10,471,447 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

         The information required for Part III of this annual report is incorporated by reference from the registrant's definitive proxy statement for its 2012 special meeting in lieu of annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2011.

CRA INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Change in Fiscal Year

        On December 17, 2010, our Board of Directors approved a change in our fiscal year end from the last Saturday in November to the Saturday nearest December 31 of each year. The fiscal year change was effective beginning with our 2011 fiscal year, which began January 2, 2011 and ended December 31, 2011. As a result of the change, we had a five-week transition period which began November 28, 2010 and ended January 1, 2011 ("transition period"). The audited results of the five-week transition period ended January 1, 2011 are presented herein. The fiscal year change was not effective until after the completion of our 2010 fiscal year. Therefore, the prior year comparative financial and other information reported in the financial statements herein continues to be presented based on our prior fiscal year end calendar. For comparative analysis purposes, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented herein compares the audited results for the five-week transition period ended January 1, 2011 to the unaudited results for the five-week comparative period ended January 2, 2010.

        Our fiscal years periodically contain 53 weeks rather than 52 weeks. Fiscal 2011, fiscal 2010, and fiscal 2009 were 52-week years.

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

        We offer consulting services in two broad areas: litigation, regulatory, and financial consulting and management consulting. These two areas represented approximately 98% of our consolidated revenues for fiscal 2011. The remaining 2% came from our NeuCo subsidiary. We provide our services primarily through our highly credentialed and experienced staff of employee consultants. As of December 31, 2011, we employed 521 consultants, including approximately 111 employee consultants with doctorates and approximately 195 employee consultants with other advanced degrees. Our employee consultants have backgrounds in a wide range of disciplines, including economics, business, corporate finance, materials sciences, accounting, and engineering. We are extremely selective in our hiring of consultants, recruiting from leading universities, industry, and government. Many of our employee consultants are nationally or internationally recognized as experts in their respective fields and have published scholarly articles, lectured extensively, and have been quoted in the press. They combine outstanding intellectual acumen with practical experience and in-depth understanding of industries and markets. To enhance the expertise we provide to our clients, we maintain close working relationships with a select group of renowned academic and industry non-employee experts.

        Our business is diversified across multiple dimensions, including service offerings and vertical industry coverage, as well as areas of functional expertise, client base, and geography. Through 21 offices located around the world, we provide multiple services across 22 areas of functional expertise to hundreds of clients across 17 vertical industries. We believe this diversification reduces our dependence on any particular market, industry, or geographic area.

        We provide consulting services to corporate clients and attorneys in a wide range of litigation and regulatory proceedings, providing high-quality research and analysis, expert testimony, and comprehensive support in litigation and regulatory proceedings in all areas of finance, accounting, economics, insurance, and forensic accounting and investigations. We also use our expertise in economics, finance, and business to offer law firms, businesses, and government agencies services related to class certification, damages analysis, expert reports and testimony, regulatory analysis, strategy development, valuation of tangible and intangible assets, risk management, and transaction support. In our management consulting services, we use our expertise in economics, finance, and business analysis to offer our clients such services as strategy development, performance improvement, corporate portfolio analysis, estimation of market demand, new product pricing strategies, valuation of intellectual property and other assets, assessment of competitors' actions, and analysis of new sources of supply. Our analytical expertise in advanced economic and financial methods is complemented by our in-depth expertise in specific industries, including banking and capital markets; chemicals and industrials; consumer products; energy and utilities; financial services; healthcare; insurance; life sciences; manufacturing; media; mining, metals and materials; oil and gas; real estate; retail; sports; telecommunications; and transportation.

        We have completed thousands of engagements for clients around the world, including domestic and foreign companies; federal, state, and local domestic government agencies; governments of foreign countries; public and private utilities; and national and international trade associations. Our clients come from a broad range of industries, with our top 10 clients in fiscal 2011, the five-week transition period ended January 1, 2011, fiscal 2010, and fiscal 2009, accounting for approximately 23%, 25%, 16%, and 14% of our revenues, respectively, and no single client accounting for more than 5% of our revenues. We also work with many of the world's leading law firms. We experience a high level of repeat business and in fiscal 2011,the five-week transition period ended January 1, 2011, fiscal 2010, and fiscal 2009, approximately 94%, 98%, 93%, and 91% of our revenues resulted from either ongoing engagements or new engagements for existing clients, respectively.

        We deliver our services through a global network of 21 coordinated offices. Headquartered in Boston, Massachusetts, we have offices throughout North America, Europe, the Middle East, and Asia.

Industry Overview

        Businesses are operating in an increasingly complex economic, legal, and regulatory environment. Our changing world economy has created immense challenges and opportunities for businesses. Companies across industry sectors are seeking new strategies appropriate for the current economic environment, as well as greater operational efficiencies. To accomplish these objectives, they must constantly gather, analyze, and use information wisely to assure that business decisions are well-informed. In addition, as markets have become global, companies have the opportunity to expand their presence throughout the world, which can expose them to increased competition and the uncertainties of foreign operations. Further, companies are increasingly relying on technological and business innovations to improve efficiency, thus increasing the importance of strategically analyzing their businesses and developing and protecting new technology. The increasing complexity and changing nature of the business environment are also forcing governments to modify their regulatory strategies. These constant changes in the regulatory environment and the current administration's pro-regulatory stance in the U.S. have led to frequent litigation and interaction with government agencies as companies attempt to interpret and react to the implications of this changing environment. Furthermore, as the general business and regulatory environment becomes more complex, corporate litigation has also become more complicated, protracted, expensive, and important to the parties involved.

        As a result, companies are increasingly relying on sophisticated economic and financial analysis to solve complex problems and improve decision-making. Economic and financial models provide the tools necessary to analyze a variety of issues confronting businesses, such as interpretation of sales data, effects of price changes, valuation of assets, assessment of competitors' activities, evaluation of new products, and analysis of supply limitations. Governments are also relying, to an increasing extent, on economic and finance theory to measure the effects of anticompetitive activity, evaluate mergers and acquisitions, change regulations, implement auctions to allocate resources, and establish transfer pricing rules. Finally, litigants and law firms are using economic and finance theory to help determine liability and to calculate damages in complex and high-stakes litigation. As the need for complex economic and financial analysis becomes more widespread, companies and governments are turning to outside consulting firms, such as ours, for access to the independent, specialized expertise, experience, and prestige that are not available to them internally. In addition, companies' strategic, organizational, and operational problems have gotten more acute as a result of the economic environment, and companies are relying on management consultants for help in analyzing, addressing, and solving strategic business problems and performance-related issues involving market supply demand dynamics, supply chain and sourcing, pricing, capital allocation, technology management, portfolio positioning, risk management, merger integration, and improving shareholder value.

Competitive Strengths

        Since 1965, we have been committed to providing sophisticated consulting services to our clients. We believe that the following factors have been critical to our success.

        Strong Reputation for High-Quality Consulting; High Level of Repeat Business.    For more than 45 years, we have been a leader in providing sophisticated economic analysis and original, authoritative advice to clients involved in complex litigation and regulatory proceedings, and we also provide management consulting services to companies facing strategic, organizational, and operational challenges. As a result, we believe we have established a strong reputation among leading law firms and business clients as a preferred source of expertise in economics, finance, business, and management consulting, as evidenced by our high level of repeat business. In fiscal 2011, the five-week transition period ended January 1, 2011, fiscal 2010, and fiscal 2009, approximately 94%, 98%, 93%, and 91% of our revenues resulted from ongoing engagements or new engagements from repeat clients, respectively.

In addition, we believe our significant name recognition, which we developed as a result of our work on many high-profile litigation and regulatory engagements, has enhanced the development of our management consulting practice.

        Highly Educated, Experienced, and Versatile Consulting Staff.    We believe our most important asset is our base of employee consultants, particularly our senior consultants. Of our 521 employee consultants as of December 31, 2011, 399 were either executive vice presidents, vice presidents, principals, associate principals, senior associates, or consulting associates, of whom approximately 73% have a doctorate or other advanced degree. Many of these senior employee consultants are nationally or internationally recognized as experts in their respective fields. In addition to their expertise in a particular field, most of our employee consultants are able to apply their skills across numerous practice areas. This flexibility in staffing engagements is critical to our ability to apply our resources as needed to meet the demands of our clients. As a result, we seek to hire consultants who not only have strong analytical skills but who are also creative, intellectually curious, and driven to develop expertise in new practice areas and industries.

        Global Presence.    We deliver our services through a global network of 21 coordinated offices. Headquartered in Boston, Massachusetts, we have offices throughout North America, Europe, the Middle East, and Asia. Many of our clients are multinational firms with issues that cross international boundaries, and we believe our global presence provides us with an advantage to address complex issues that span countries and continents. Our global presence also gives us access to many of the leading experts around the world on a variety of issues, allowing us to expand our knowledge base and areas of functional expertise. Revenues outside of the U.S. accounted for approximately 26%, 24%, 27%, and 26% of our total revenues in fiscal 2011, the five-week transition period ended January 1, 2011, fiscal 2010, and fiscal 2009, respectively. See Note 13 of our Notes to Consolidated Financial Statements for a breakdown of our revenue and long-lived assets by country.

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

        Integrated Business.    We manage our business on an integrated basis through our global network of 21 offices and 22 areas of functional expertise. Many of our practice areas are represented in several of our offices and are managed across geographic borders. We view these cross-border practices as integral to our success and key to our management approach. Our practices share not only staff but also consulting approaches and marketing strategies. When we acquire companies, our practice is to rapidly integrate systems, procedures, and people into our business model. In addition to sharing our intellectual property assets globally, we encourage geographic collaboration among our practices by including a consultant's overall contribution to our practices as a factor in determining the consultant's annual bonus.

        Diversified Client Base.    We have completed thousands of engagements for clients in a broad range of industries around the world. In fiscal 2011, the five-week transition period ended January 1, 2011, fiscal 2010, and fiscal 2009, our top 10 clients accounted for approximately 23%, 25%, 16%, and 14% of our revenues, respectively, with no single client accounting for more than 5% of our revenues. Our clients are major firms across a multitude of industries that include: banking and capital markets; chemicals and industrials; consumer products; energy and utilities; financial services; healthcare;

insurance; life sciences; manufacturing; media; mining, metals, and materials; oil and gas; real estate; retail; sports; telecommunications; and transportation.

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

Services

        We offer services in two broad areas: litigation, regulatory, and financial consulting and management consulting. Engagements in our two service areas often involve similar areas of expertise and address related issues, and it is common for our consultants to work on engagements in both service areas. Together, these two service areas comprised approximately 98% of our consolidated revenues for fiscal 2011, and approximately 2% of our consolidated revenues came from our NeuCo subsidiary.

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

        The following is a summary of the areas of functional expertise that we offer in litigation, regulatory, and financial consulting engagements.

Areas of Functional Expertise	Description of Services
Damages	Assess issues related to disputes involving lost profits, breach of contract, purchase price, valuation, business interruption, product liability, and fraud, among other damages claims. Calculate damages, provide expert testimony, and critique opposing experts' damages analyses in matters involving disputes in antitrust; intellectual property; securities and other financial market issues; insolvency; property values; contract; employment discrimination; product liability; environmental contamination; and purchase price. Support clients with broader corporate valuation services, provide pre-trial evaluations of damages claims and methodologies, and evaluate proposed settlements in class action and other cases.
Financial Accounting & Valuation	Advise corporate clients on commercial and shareholder disputes; corporate finance damages advisory; corporate investigations; due diligence; financial accounting; valuation and litigation support and expert testimony, including both liability and damages.
Financial Economics	Consulting and expert testimony regarding regulatory and litigation matters pertaining to financial markets. Areas of expertise include regulatory analyses and litigation support for financial institutions in areas of fair lending compliance, credit risk, credit scoring, consumer and mortgage lending, housing markets, international mortgage markets, and securitization. Analyses also include valuations and estimates of damages associated with breaches of contract, national laws, and international treaties and the effects of market rules, processes, and contracts on prices and competition.
Financial Markets	Provide sophisticated consulting services to corporate clients, attorneys, and government agencies, and apply the tools, principles, and findings of financial economics and accounting to complex litigation and business problems. Service offerings include the areas of securities litigation; securities markets and financial institutions; valuation and damages; and other types of financial litigation.
Forensic Services	Provide written and oral expert evidence, professional investigations, and technical litigation support services to major law firms, regulators, wealthy individuals, and corporations. Advise in the areas of complex accounting issues, significant quantum of loss calculations, economic and financial crime, fraud, corruption, bribery, and other issues that threaten the integrity or reputation of organizations.
Global Antitrust & Competition Economics	Provide expert economic testimony and analysis on behalf of law firms and their clients involved in antitrust litigation. Areas of expertise include economic analysis of the competitive effects of alleged collusion and cartels, monopolization, abuse of dominance, monopsony, and vertical restrictions.
Insurance Economics	Advise insurers, regulators, and legislators in areas of management, insurance products, and litigation and regulation.

Areas of Functional Expertise	Description of Services
Intellectual Property	Provide valuation, litigation, transaction, and strategic advisory services related to all types of intellectual property assets including patents, trade secrets, copyrights, and trademarks. Services include expert analysis and testimony regarding economic damages in intellectual property litigation, valuations of intellectual property assets for strategic and regulatory purposes, and transactional advisory services for licensing and other intellectual property-rich transactions.
International Arbitration	Provide economic expertise in international arbitration cases brought under bilateral investment treaties and arbitration clauses in contracts between firms. Assist clients and counsel in assessing causation and quantifying damages using sophisticated modeling and analytical techniques and presenting findings to arbitration authorities.
Labor & Employment	Provide economic expertise across all facets of employment litigation including equal employment opportunity claims under Title VII, the Age Discrimination in Employment Act (ADEA), the Equal Pay Act (EPA), and the Americans with Disabilities Act (ADA). Services include providing expert witness and litigation support services, conducting proactive analyses of employment and contracting practices, monitoring consent decrees and settlement agreements, designing information systems to track relevant employment data, and analyzing liability and assessing damages under the Fair Labor Standards Act (FLSA), California overtime laws, and state-specific wage and hour laws.
Litigation & Arbitration Support	Provide expert witness testimony for and advise law firms, corporate counsel, and regulatory agencies on litigation and regulatory proceedings in areas of antitrust, damages, labor and employment, and product liability. Additionally, advise insured parties, underwriters, and their counsel with comprehensive services, including merit assessment, quantum analysis, presentation of findings, and assistance in settlement negotiations on commercial, institutional, and capital-intensive projects.
Mergers & Acquisitions	Provide economic analysis to assist clients in obtaining domestic and foreign regulatory approvals in proceedings before government agencies, such as the U.S. Federal Trade Commission, the U.S. Department of Justice, the Merger Task Force at the European Commission, and the Canadian Competition Bureau. Analyses include simulating the effects of mergers on prices, estimating demand elasticities, designing and administering customer and consumer surveys, and studying possible acquisition-related synergies.
Public Policy & Regulatory Economics	Provide public policy, expert witness testimony, and other support in regulatory proceedings by assisting clients in understanding and mitigating regulatory risks and exposures, preparing policy studies that help develop the basis for sound regulatory policy, assisting counsel with drafting regulatory filings, and advising on regulations pertaining to environmental protection, employment, and health and safety.

Areas of Functional Expertise	Description of Services
Regulation	Provide and support expert witness testimony in regulatory proceedings, assist clients in understanding and mitigating regulatory risks and exposures, prepare policy studies that help develop the basis for sound regulatory policy, assist counsel with drafting regulatory filings, and advise on regulations pertaining to environmental protection, employment, and health and safety.
Transfer Pricing	Provide expert analysis and testimony to support law firms and other clients in all phases of the tax cycle, including planning, documentation, and tax valuation. Also provide audit defense and support in advanced pricing agreements, alternative dispute resolution, or litigation in proceedings involving the Internal Revenue Service, the Tax Division of the U.S. Department of Justice, state and municipal tax authorities, and foreign tax authorities.

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

        The following is a summary of the areas of functional expertise that we offer in management consulting.

Areas of Functional Expertise	Description of Services
Auctions & Competitive Bidding	Provide auction and market design, implementation, and monitoring services, as well as bidding support services, for businesses, industry organizations, and governments in various industries around the world, including commodities, energy and utilities, telecommunications, transportation, natural resources, and other industries.
Corporate & Business Strategy	Advise on business strategy, corporate revitalizations, and organizational effectiveness by bringing new ways of thinking to companies and new ways of working to develop better strategies over time and identify the highest-value opportunities for clients, address their most critical challenges, and transform their business. Advise chief executive officers and executive management teams on corporate and business unit strategy, market analysis, portfolio management, pricing strategy, and product positioning. Areas of expertise include strategy, execution, organic growth, growth through acquisition, productivity, risk management, leadership and organization, and managing for value.
Enterprise Risk Management	Advise large financial institutions and corporations in areas of governance and strategy; process; analytics; and technology related to risk management.

Areas of Functional Expertise	Description of Services
Environmental Strategy	Advise companies on the following: corporate strategy to address risks and uncertainties surrounding environmental policy developments; business models that adapt to future environmental policy; investment decision-making processes that account for environmental policy uncertainty; environmental strategic compliance options with regulations/legislation; emissions trading planning surrounding cap-and-trade policies; and identification of business opportunities that could relate to environmental trends.
Intellectual Property & Technology Management	Advise top management, investors, and boards on technology strategy and planning, research and development management, commercialization, technology market evaluation, intellectual property management, and portfolio and resource management.
Organization & Performance Improvement	Advise corporate clients in areas of revenue growth drivers; operating margin drivers; asset efficiency drivers; key enablers; and performance management and metrics.
Transaction Advisory Services	Advise business leaders, including buyers and sellers, in the areas of due diligence; mergers and acquisitions; private equity; and valuation.

Industry Expertise

        We believe our ability to combine expertise in advanced economic and financial methods with in-depth knowledge of particular industries is one of our key competitive strengths. By maintaining expertise in certain industries, we provide clients practical advice tailored to their specific markets. This industry expertise, which we developed over decades of providing sophisticated consulting services to a diverse group of clients in many industries, differentiates us from many of our competitors. We believe that we have developed a strong reputation and substantial name recognition within specific industries, which has led to repeat business and new engagements from clients in those markets. While we provide services to clients in a wide variety of industries, we have particular expertise in the following industries:

  •
  Banking & Capital Markets

  •
  Chemicals & Industrials

  •
  Consumer Products

  •
  Energy & Utilities

  •
  Financial Services

  •
  Healthcare

  •
  Insurance

  •
  Life Sciences

  •
  Manufacturing

  •
  Media

  •
  Mining, Metals, & Materials

  •
  Oil & Gas

  •
  Real Estate

  •
  Retail

  •
  Sports

  •
  Telecommunications

  •
  Transportation

Clients

        We have completed thousands of engagements for clients around the world, including domestic and foreign corporations; federal, state, and local domestic government agencies; governments of foreign countries; public and private utilities; accounting firms; and national and international trade associations. Frequently, we work with major law firms who approach us on behalf of their clients. While we have particular expertise in a number of industries, we provide services to a diverse group of clients in a broad range of industries. No single client accounted for more than 5% of our revenues in fiscal 2011, the five-week transition period ended January 1, 2011, fiscal 2010, or fiscal 2009. Our policy is to keep the identities of our clients confidential unless our work for the client is already publicly disclosed. Revenues outside of the U.S. accounted for approximately 26%, 24%, 27%, and 26% of our total revenues in fiscal 2011, the five-week transition period ended January 1, 2011, fiscal 2010, and fiscal 2009, respectively. See Note 13 of our Notes to Consolidated Financial Statements for a breakdown of our revenue by country.

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

        During fiscal 2009, our ownership interest in NeuCo was 49.15%. During fiscal 2010, NeuCo acquired $0.9 million of its outstanding shares. As a result of this transaction, our ownership interest in NeuCo increased from 49.15% to 55.89%. Our ownership interest has constituted control under GAAP for all periods presented. Therefore, NeuCo's financial results have been consolidated with ours and the portion of NeuCo's results allocable to its other owners is shown as "noncontrolling interest."

        NeuCo's revenues included in our consolidated statements of operations for fiscal 2011, the five-week transition period ended January 1, 2011, fiscal 2010, and fiscal 2009 totaled approximately $6.2 million, $0.4 million, $6.4 million, and $8.9 million, respectively. NeuCo's net income included in our consolidated statements of operations for fiscal 2011was approximately $0.2 million. NeuCo's net loss included in our consolidated statements of operations for the five-week transition period ended January 1, 2011, fiscal 2010, and fiscal 2009 totaled approximately $0.1 million, $1.3 million, and $1.5 million, respectively. NeuCo's net income, net of amounts allocable to its other owners, included in our consolidated statements of operations for fiscal 2011 was approximately $0.1 million. NeuCo's net loss, net of amounts allocable to its other owners, included in our consolidated statements of operations for the five-week transition period ended January 1, 2011, fiscal 2010, and fiscal 2009 totaled approximately $39,000, $0.7 million, and $0.8 million, respectively.

Human Capital

        On December 31, 2011, we had 710 employees, including 521 employee consultants, comprising 118 executive vice presidents or vice presidents, 281 other senior employee consultants (either principals, associate principals, senior associates, or consulting associates) and 122 junior consultants (either associates or analysts), as well as 189 administrative staff members. Executive vice presidents, vice presidents, and principals generally work closely with clients, supervise junior consultants, provide expert testimony on occasion, and seek to generate business for CRA. Principals, associate principals, senior associates, and consulting associates typically serve as project managers and handle complex research or business problem solving assignments. Consulting associates, associates, and analysts gather and analyze data, complete marketplace and academic literature research, and may perform statistical programming.

        We derive most of our revenues directly from the services provided by our employee consultants. Our employee consultants were responsible for securing engagements that accounted for approximately 84%, 90%, 85%, and 83% of our total revenues in fiscal 2011, the five-week transition period ended January 1, 2011, fiscal 2010, and fiscal 2009, respectively. Our top five employee consultants generated approximately 14%, 15%, 13%, and 11% of our total revenues in fiscal 2011, the five-week transition period ended January 1, 2011, fiscal 2010, and fiscal 2009, respectively. Our employee consultants have backgrounds in many disciplines, including economics, business, corporate finance, accounting, materials sciences, and engineering. Approximately 73% of our senior employee consultants, consisting of vice presidents, principals, associate principals, senior associates, and consulting associates, have either a doctorate, master of business administration ("MBA"), or another advanced degree in addition to substantial management, technical, or industry expertise. Of our total senior employee consulting staff of 399 as of December 31, 2011, approximately 111 have doctorates, and approximately 181 have MBAs or other relevant advanced degrees. We believe our financial results and reputation are directly related to the number and quality of our employee consultants.

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

        Many of our vice presidents have signed non-solicitation agreements, which generally prohibit the employee from soliciting our clients or soliciting and/or hiring our employees for one year or longer following termination of the person's employment with us. In addition, many of the stock options we have issued between 2004 and 2008 contain a provision that they may only be exercised upon the execution of a non-competition agreement. We seek to align each vice president's interest with our overall interests, and many of our strongest contributors have an equity interest in us.

        We maintain a discretionary bonus program through which we grant performance-based bonuses to our officers and other employees. In fiscal 2007, our shareholders approved a performance-based cash incentive plan for executive officers designed to preserve the deductibility of compensation paid to executive officers that would otherwise not be deductible under Section 162(m) of the Internal Revenue Code. On February 28, 2012, our Board of Directors amended this plan to extend its effective date until the annual meeting of our shareholders held in 2017 (or any special meeting in lieu thereof). If the plan, as so amended, is not approved by our shareholders at the special meeting in lieu of annual meeting of our shareholders to be held in 2012, the plan will terminate at the special meeting. In addition, during fiscal 2009, we implemented a long-term incentive program for certain key employees. Under this program, participants may receive a mixture of stock options, restricted stock units, and performance-based restricted stock units. The program is designed to reward key employees and provide participants the opportunity to share in the long-term growth of our business. The Compensation Committee of our Board of Directors is responsible for approving equity compensation grants, approving the total bonuses to be distributed, establishing performance-based goals under these programs and plans each year, and determining the performance-based compensation earned each year by our executive officers under our cash incentive plan, with respect to which they can apply negative discretion. Our chief executive officer, in his discretion and in consultation with the Compensation Committee of our Board of Directors, approves the bonuses to be granted to our other employees, based on recommendations of the various leaders supervising the employees' work.

        In addition, we work closely with a select group of non-employee experts from leading universities and industry. These experts supplement the work of our employee consultants and generate business for us. In fiscal 2011, the five-week transition period ended January 1, 2011, fiscal 2010, and fiscal 2009, five of our exclusive non-employee experts were responsible for securing engagements that accounted for approximately 8%, 7%, 10%, and 9%, respectively, of our revenues in those periods. We believe these experts choose to work with us because of the interesting and challenging nature of our work, the opportunity to work with our quality-oriented consultants, and the financially rewarding nature of the work. Several non-employee experts, generally comprising the more active of those with whom we work, have entered into restrictive covenant contracts, which, in some cases, include non-competition agreements, of varying lengths with us as of December 31, 2011.

        The majority of our revenues depend on the number of hours worked by our employee consultants. As a result, we experience certain seasonal effects that impact our revenue, such as holiday seasons and the summer vacation season.

Marketing and Business Development

        We rely to a significant extent on the efforts of our employee consultants, particularly our vice presidents and principals, to market our services. We encourage our employee consultants to generate new business from both existing and new clients, and we reward our employee consultants with increased compensation and promotions for obtaining new business. In pursuing new business, our consultants emphasize our institutional reputation, experience, and client service, while also promoting the expertise of the particular employees who will work on the matter. Many of our consultants have published articles in industry, business, economic, legal, and scientific journals, and have made speeches and presentations at industry conferences and seminars, which serve as a means of attracting new business and enhancing their reputations. On occasion, employee consultants work with one or more non-employee experts to market our services. In addition, we rely upon an experienced team of business development professionals to ensure that the value of our litigation consulting service offerings is fully realized in the marketplace. The team is focused on deepening and broadening client relationships with law firms and general counsels, ensuring that both existing and potential clients have access to our broad array of services, as well as helping to bring the best talent to any given assignment.

        We supplement the personal marketing efforts of our employee consultants with firm-wide initiatives. We rely primarily on our reputation and client referrals for new business and undertake traditional marketing activities. We regularly organize seminars for existing and potential clients featuring panel members that include our employee consultants, non-employee experts, and leading government officials. We have an extensive set of brochures organized around our service areas, which describe our experience and capabilities. We also provide information about our services on our corporate website. We distribute publications to existing and potential clients highlighting emerging trends and noteworthy engagements. Because existing clients are an important source of repeat business and referrals, we communicate regularly with our existing clients to keep them informed of developments that affect their markets and industries.

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

We depend upon key employees to generate revenue

        Our business consists primarily of the delivery of professional services, and accordingly, our success depends heavily on the efforts, abilities, business generation capabilities, and project execution capabilities of our employee consultants. In particular, our employee consultants' personal relationships with our clients are a critical element in obtaining and maintaining client engagements. If we lose the services of any employee consultant or group of employee consultants, or if our employee consultants fail to generate business or otherwise fail to perform effectively, that loss or failure could adversely affect our revenues and results of operations. Our employee consultants generated engagements that accounted for approximately 84%, 90%, 85%, and 83% of our revenues in fiscal 2011, the five-week transition period ended January 1, 2011, fiscal 2010, and fiscal 2009, respectively. Our top five employee consultants generated approximately 14%, 15%, 13%, and 11% of our revenues in fiscal 2011, the five-week transition period ended January 1, 2011, fiscal 2010, and fiscal 2009, respectively.

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

        In addition, we utilize loans with some of our employees and non-employee experts, other than our executive officers, as a way to attract and retain them. A portion of these loans are collateralized. Defaults under these loans could have a material adverse effect on our consolidated statements of operations, financial condition and liquidity.

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

        We conduct a portion of our business in the Middle East. At times, turmoil in the region has interrupted, and could interrupt in the future, our business operations in that region and slow the flow of new opportunities and proposals, which can ultimately affect our revenues and results of operations.

        If our international revenues increase relative to our total revenues, these factors could have a more pronounced effect on our operating results.

We depend on our non-employee experts

        We depend on our relationships with our exclusive non-employee experts. In fiscal 2011, the five-week transition period ended January 1, 2011, fiscal 2010, and fiscal 2009, five of our top exclusive non-employee experts generated engagements that accounted for approximately 8%, 7%, 10%, and 9% of our revenues in those periods, respectively. We believe that these experts are highly regarded in their fields and that each offers a combination of knowledge, experience, and expertise that would be very difficult to replace. We also believe that we have been able to secure some engagements and attract consultants in part because we can offer the services of these experts. Most of these experts can limit their relationships with us at any time for any reason. These reasons could include affiliations with universities with policies that prohibit accepting specified engagements, termination of exclusive relationships, the pursuit of other interests, and retirement.

        In many cases we seek to include restrictive covenant agreements in our agreements with our non-employee experts, which could include non-competition agreements, non-solicitation agreements and non-hire agreements. The limitation or termination of any of their relationships with us, or competition from any of them after these agreements expire, could harm our reputation, reduce our business opportunities and adversely affect our revenues and results of operations. These restrictive covenant agreements that we may have with some of our non-employee experts offer us only limited protection and may not be enforceable in every jurisdiction. In the event that non-employee experts leave, clients working with these non-employee experts may decide that they prefer to continue working with them rather than with us. In the event a non-employee expert departs and acts in a way that we believe violates the expert's restrictive covenant agreements, we will consider any legal and equitable remedies we may have against such person on a case-by-case basis. We may decide that preserving cooperation and a professional relationship with the former non-employee expert or clients that worked with the non-employee expert, or other concerns, outweigh the benefits of any possible legal action or recovery.

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

We derive our revenues from a limited number of large engagements

        We derive a portion of our revenues from a limited number of large engagements. If we do not obtain a significant number of new large engagements each year, our business, financial condition, and results of operations could suffer. Our 10 largest engagements accounted for approximately 14%, 22%, 13%, and 11% of our revenues in fiscal 2011, the five-week transition period ended January 1, 2011, fiscal 2010, and fiscal 2009, respectively. Our 10 largest clients accounted for approximately 23%, 25%, 16%, and 14% of our revenues in fiscal 2011, the five-week transition period ended January 1, 2011, fiscal 2010, and fiscal 2009, respectively. In general, the volume of work we perform for any particular client varies from year to year, and due to the specific engagement nature of our practice, a major client in one year may not hire us in the following year.

We depend on our antitrust and mergers and acquisitions consulting business

        We derive a significant amount of our revenues from engagements related to antitrust and mergers and acquisitions activities. Any substantial reduction in the number or size of our engagements in these areas could adversely affect our revenues and results of operations. Adverse changes in general economic conditions, particularly conditions influencing the merger and acquisition activity of larger companies, could adversely affect engagements in which we assist clients in proceedings before the U.S. Department of Justice, the U.S. Federal Trade Commission, and various foreign antitrust authorities. For example, global economic recessions have resulted in, and may in the future result in, reduced merger and acquisition activity levels. Any of these reductions in activity level would adversely affect our revenues and results of operations.

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

Our clients may be unable or unwilling to pay us for our services

        Our clients include some companies that may from time to time encounter financial difficulties, particularly during a downward trend in the economy or may dispute the services we provide. If a client's financial difficulties become severe or a dispute arises, the client may be unwilling or unable to pay our invoices in the ordinary course of business, which could adversely affect collections of both our accounts receivable and unbilled services. On occasion, some of our clients have entered bankruptcy, which has prevented us from collecting amounts owed to us. The bankruptcy of a client with a substantial accounts receivable could have a material adverse effect on our financial condition and results of operations. A small number of clients who have paid sizable invoices later declared bankruptcy, and a court determination that we were not properly entitled to that payment may require repayment of some or all of the amount we received, which could adversely affect our financial condition and results of operations.

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

Fluctuations in the types of service contracts we enter into may adversely impact revenue and results of operations

        We derive a portion of our revenues from fixed-price contracts. We derived approximately 22%, 26%, 21%, and 12% of revenues from fixed-price engagements in fiscal 2011, the five-week transition period ended January 1, 2011, fiscal 2010, and fiscal 2009, respectively. These contracts are more common in our management consulting area, and would likely grow in number with any expansion of that area. Fluctuations in the mix between time-and-material contracts, fixed-price contracts and arrangements with fees tied to performance-based criteria, may result in fluctuations of revenue and results of operations. In addition, if we fail to estimate accurately the resources required for a fixed-price project or fail to satisfy our contractual obligations in a manner consistent with the project budget, we might generate a smaller profit or incur a loss on the project. On occasion, we have had to commit unanticipated additional resources to complete projects, and we may have to take similar action in the future, which could adversely affect our revenues and results of operations.

The market price of our common stock may be volatile

        The market price of our common stock has fluctuated widely and may continue to do so. For example, from January 2, 2011, to December 31, 2011, the trading price of our common stock ranged from a high of $29.80 per share to a low of $16.42 per share. Many factors could cause the market price of our common stock to rise and fall. Some of these factors are:

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

        Uncertainty in the financial markets and weakness in macroeconomic conditions globally could contribute to the volatility of our stock price. The current macroeconomic environment continues to be challenging and we cannot be certain of the duration of these conditions and their potential impact on our stock price performance. If our market capitalization plus an estimated control premium is below our carrying value for a period we consider to be other-than-temporary, we may be required to record an impairment of our goodwill either as a result of our annual assessment that we conduct in the fourth quarter of each fiscal year, or in a future quarter if an indication of potential impairment is evident. A non-cash goodwill impairment charge would have the effect of decreasing our earnings or increasing our losses in such period. If we are required to take a substantial impairment charge, our operating results would be materially adversely affected in such period.

        There were no impairment losses related to goodwill or intangible assets during fiscal 2011. During the five weeks ended January 1, 2011, in connection with the sale of our Asia-Pacific based Energy practice, we recorded a charge of approximately $39,000 related to the write-off of goodwill. In fiscal 2010 and fiscal 2009, in connection with the sale of select practice areas, we recorded charges of $0.3 million and $0.1 million, respectively, related to the write-off of goodwill.

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

Our debt obligations may adversely impact our financial performance

        We have a revolving line of credit with our bank for $60.0 million. The amounts available under this line of credit are constrained by various financial covenants and reduced by certain letters of credit outstanding. Our loan agreement with the bank will mature on April 30, 2014. The degree to which we are leveraged could adversely affect our ability to obtain further financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to secure short-term and long-term debt or equity financing in the future will depend on several factors, including our future profitability, the levels of our debt and equity, restrictions under our existing revolving line of credit, and the overall credit and equity market environments.

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

        Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain and use information that we regard as proprietary. Litigation may be necessary in the future to enforce our proprietary rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any such resulting litigation could result in substantial costs and diversion of resources and could adversely affect our business, operating results and financial condition. Any failure by us to protect our proprietary rights, or any court determination that we have either infringed or lost ownership of proprietary rights could adversely affect our business, operating results and financial condition.

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

Our charter and by-laws, and Massachusetts law may deter takeovers

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

Item 1B—Unresolved Staff Comments

        Not applicable.

Item 2—Properties

        In the aggregate, as of December 31, 2011, we leased approximately 370,068 square feet of office space in locations around the world, including approximately 8,865 square feet that is leased by NeuCo. We have subleased to other companies approximately 53,719 square feet of our leased office space.

        All of our offices are electronically linked and have access to our core consulting tools. We believe our existing facilities are adequate to meet our current requirements and that suitable space will be available as needed.

Item 3—Legal Proceedings

        None.

Item 4—Mine Safety Disclosures

        Not applicable.

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

Fiscal Year Ended November 27, 2010	High	Low
November 29, 2009 to February 19, 2010	$28.40	$23.87
February 20, 2010 to May 14, 2010	$28.88	$19.70
May 15, 2010 to September 3, 2010	$24.39	$14.98
September 4, 2010 to November 27, 2010	$21.75	$15.99
Transition Period Ended January 1, 2011	High	Low
November 28, 2010 to January 1, 2011	$25.01	$21.12
Fiscal Year Ended December 31, 2011	High	Low
January 2, 2011 to April 2, 2011	$29.67	$22.23
April 3, 2011 to July 2, 2011	$29.80	$24.02
July 3, 2011 to October 1, 2011	$29.80	$19.47
October 2, 2011 to December 31, 2011	$24.02	$16.42

        Shareholders.    We had approximately 142 holders of record of our common stock as of February 24, 2012. This number does not include shareholders for whom shares were held in a "nominee" or "street" name.

        Dividends.    We have not paid any cash dividends in the past and we do not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of our bank line of credit place restrictions on our ability to pay cash dividends on our common stock.

        Repurchases of Equity Securities.    The following table provides information about our repurchases of shares of our common stock during the quarter ended December 31, 2011. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the quarter into three periods of four weeks, four weeks and five weeks, respectively, to coincide with our reporting periods during the fourth quarter of fiscal 2011.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 2, 2011 to October 29, 2011	10,403 shares	(1)	$20.53 per share	(1)	—	$6,593,591
October 30, 2011 to November 26, 2011	152,180 shares	(1)(2)	$20.09 per share	(1)(2)	142,094	$3,739,826
November 27, 2011 to December 31, 2011	25,300 shares	(2)	$18.71 per share	(2)	25,300	$3,266,340

(1)
During the four weeks ended October 29, 2011, we accepted 10,403 shares of our common stock as a tax withholding from certain of our employees, in connection with the vesting of restricted shares that occurred during the indicated period, pursuant to the terms of our 2006 equity incentive plan, at an average price per share of $20.53. During the four weeks ended November 26, 2011, we accepted 10,086 shares of our common stock as a tax withholding from certain of our employees, in connection with the vesting of restricted shares that occurred during the indicated period, pursuant to the terms of our 2006 equity incentive plan, at an average price per share of $20.20.

(2)
On August 30, 2011, we issued a press release announcing that our board of directors had approved an expanded share repurchase program of up to an additional $7.5 million of our common stock. During the four weeks ended November 26, 2011, we purchased 142,094 shares authorized under this program for an average price per share of $20.09. During the five weeks ended December 31, 2011, we purchased 25,300 shares authorized under this program for an average price per share of $18.71. On February 22, 2012, our Board of Directors expanded this share repurchase program by authorizing the repurchase of up to an additional $4.45 million of our common stock under it.

        Shareholder Return Performance Graph.    The graph below compares the cumulative 5-year total return of holders of our common stock with the cumulative total returns of the NASDAQ Composite index, and a customized peer group of four companies that includes: Duff & Phelps Corp., FTI Consulting Inc, Huron Consulting Group Inc., and Navigant Consulting Inc. In our annual reports on Form 10-K for our fiscal years 2004 through 2010, the peer group also included LECG Corporation. LECG Corporation has been removed from the peer group as a result of its delisting during our fiscal 2011. Accordingly, LECG Corporation is not included in the peer index for all periods presented in the graph below. The inclusion of Duff & Phelps Corp. in the peer group begins with the date of its initial public offering on September 28, 2007. The graph tracks the performance of a $100 investment in our common stock, in the peer group, and in the index (with the reinvestment of all dividends) from November 25, 2006 to December 31, 2011. We paid no cash dividends during the period shown. The performance of the market index and the peer group indices is shown on a total return (dividends reinvested) basis.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among CRA International, Inc., the NASDAQ Composite Index
and a Peer Group

	11/25/06	11/24/07	11/29/08	11/28/09	11/27/10	1/1/11	12/31/11
CRA International, Inc.	100.00	90.04	55.53	46.45	41.08	45.03	38.00
NASDAQ Composite	100.00	110.41	63.37	89.98	105.24	111.88	110.25
Peer Group	100.00	152.64	141.12	106.06	83.95	91.23	105.36

        The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6—Selected Financial Data

        The following selected consolidated financial data for each of the fiscal years in the five-year period ended December 31, 2011, and as of the five weeks ended January 1, 2011, has been derived from our audited consolidated financial statements. The following selected consolidated financial data as of the five weeks ended January 2, 2010 has been derived from our unaudited consolidated financial statements.

	Fiscal Year Ended					Transition Period January 1, 2011 (5 weeks)
	December 31, 2011 (52 weeks)	November 27, 2010 (52 weeks)	November 28, 2009 (52 weeks)	November 29, 2008 (53 weeks)	November 24, 2007 (52 weeks)		January 2, 2010 (5 weeks)
	(audited)	(audited)	(audited)	(audited)	(audited)	(audited)	(unaudited)
Consolidated Statements of Operations Data(1):
Revenues	$305,228	$287,424	$301,639	$376,751	$394,645	$22,250	$20,360
Costs of services	199,383	197,140	199,861	251,263	248,514	16,400	15,009

Gross profit	105,845	90,284	101,778	125,488	146,131	5,850	5,351
Selling, general and administrative expenses	71,752	73,900	76,124	92,797	90,079	6,144	6,390
Depreciation and amortization	5,029	5,983	8,521	12,699	9,782	506	451

Income (loss) from operations	29,064	10,401	17,133	19,992	46,270	(800)	(1,490)
Interest income	332	361	451	3,132	5,514	29	30
Interest expense	(911)	(3,356)	(4,381)	(5,252)	(4,998)	(147)	(396)
Gain (loss) on extinguishment of convertible debentures	3	(669)	(134)	448	—	—	—
Other income (expense), net	(405)	(504)	44	1,444	(441)	(28)	60

Income (loss) before (provision) benefit for income taxes, equity method investment gain (loss)	28,083	6,233	13,113	19,764	46,345	(946)	(1,796)
(Provision) benefit for income taxes	(11,138)	(4,273)	(7,422)	(13,251)	(17,954)	288	1,232

Income (loss) before equity method investment gain (loss), net of tax	16,945	1,960	5,691	6,513	28,391	(658)	(564)
Equity method investment gain (loss), net of tax	—	—	—	(363)	1,794	—	—

Net income (loss)	16,945	1,960	5,691	6,150	30,185	(658)	(564)
Net (income) loss attributable to noncontrolling interest, net of tax	(94)	626	617	36	—	32	206

Net income (loss) attributable to CRA International, Inc.:	$16,851	$2,586	$6,308	$6,186	$30,185	$(626)	$(358)

Net income (loss) per share attributable to CRA International, Inc.(2):
Basic	$1.60	$0.24	$0.59	$0.58	$2.69	$(0.06)	$(0.03)

Diluted	$1.57	$0.24	$0.59	$0.57	$2.48	$(0.06)	$(0.03)

Weighted average number of shares outstanding(2):
Basic	10,555	10,643	10,608	10,610	11,220	10,567	10,639

Diluted	10,739	10,773	10,718	10,904	12,149	10,567	10,639

	December 31, 2011	November 27, 2010	November 28, 2009	November 29, 2008	November 24, 2007	January 1, 2011	January 2, 2010
	(audited)	(audited)	(audited)	(audited)	(audited)	(audited)	(unaudited)
Consolidated Balance Sheet Data(1):
Working capital	$107,651	$99,353	$147,195	$143,097	$150,785	$100,533	$144,972
Total assets	372,107	373,699	422,111	444,515	451,431	367,365	408,363
Total long-term debt	1,631	2,211	62,694	77,948	83,018	2,069	62,821
Total shareholders' equity	268,407	256,420	255,715	238,968	252,703	255,424	254,257

(1)
On June 9, 2009, we purchased substantially all of the assets of Marakon Associates, Inc. This acquisition was accounted for under the purchase accounting method, and the results of operations for this acquisition have been included in the accompanying statements of operations from the date of acquisition.

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

        We derive revenues principally from professional services rendered by our employee consultants. In most instances, we charge clients on a time-and-materials basis and recognize revenues in the period when we provide our services. We charge consultants' time at hourly rates, which vary from consultant to consultant depending on a consultant's position, experience, expertise, and other factors. We derive a portion of our revenues from fixed-price contracts. Revenues from fixed-price engagements are recognized using a proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. We derived approximately 22%, 26%, 21%, and 12% of our revenues from fixed-price engagements in fiscal 2011, the five-week transition period ended January 1, 2011, fiscal 2010, and fiscal 2009, respectively. We generate substantially all of our professional services fees from the work of our own employee consultants and a portion from the work of our non-employee experts. Factors that affect our professional services revenues include the number and scope of client engagements, the number of consultants we employ, the consultants' billing rates, and the number of hours our consultants work. Revenues also include reimbursements, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses.

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

Change in Fiscal Year

        On December 17, 2010, our Board of Directors approved a change in our fiscal year end from the last Saturday in November to the Saturday nearest December 31 of each year. The fiscal year change was effective beginning with our 2011 fiscal year, which began January 2, 2011 and ended December 31, 2011. As a result of the change, we had a five-week transition period which began November 28, 2010 and ended January 1, 2011. The audited results of the five-week transition period are presented herein. The fiscal year change was not effective until after the completion of our 2010 fiscal year. The prior year comparative financial and other information reported in the financial statements herein continues to be presented based on our prior fiscal year end calendar. For comparative analysis purposes, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented herein compares the audited results for the five-week transition period ended January 1, 2011, to the unaudited results for the five-week comparative period ended January 2, 2010.

        Our fiscal years periodically contain 53 weeks rather than 52 weeks. Fiscal 2011, fiscal 2010, and fiscal 2009 were 52-week years.

Utilization and Seasonality

        We derive the majority of our revenues from the number of hours worked by our employee consultants. Our utilization of those employee consultants is one key indicator that we use to measure our operating performance. We calculate utilization by dividing the total hours worked by our employee consultants on engagements during the measurement period by the total number of hours that our employee consultants were available to work during that period. Utilization was 74% for fiscal 2011, 67% for fiscal 2010, and 69% for fiscal 2009. Utilization was 67% for the five weeks ended January 1,

2011 and 61% for the five weeks ended January 2, 2010. The increase in utilization in fiscal 2011 compared to fiscal 2010 is due primarily to an increase in demand for our services.

        We experience certain seasonal effects that impact our revenue. Concurrent vacations or holidays taken by a large number of consultants can adversely impact our revenue. For example, the third quarter typically experiences fewer billable hours as that is the summer vacation season for most of our offices. Also, historically we have experienced fewer billable hours in our fiscal quarter that includes the holiday season, which was the fourth quarter in fiscal 2011 and the first quarter for each of fiscal 2010 and fiscal 2009. The five-week transition period ended January 1, 2011 also included the holiday season.

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

        Revenues outside of the U.S. accounted for approximately 26%, 24%, 27%, and 26% of our total revenues in fiscal 2011, the five-week transition period ended January 1, 2011, fiscal 2010, and fiscal 2009, respectively. Revenue by country is detailed in Note 13 to our Notes to Consolidated Financial Statements.

Noncontrolling Interest

        During fiscal 2009, our ownership interest in NeuCo was 49.15%. During fiscal 2010, NeuCo acquired $0.9 million of its outstanding shares. As a result of this transaction, our ownership interest in NeuCo increased from 49.15% to 55.89%. Our ownership interest has constituted control under GAAP for all periods presented. Therefore, NeuCo's financial results have been consolidated with ours and the portion of NeuCo's results allocable to its other owners is shown as "noncontrolling interest."

        NeuCo's revenues included in our consolidated statements of operations for fiscal 2011, the five-week transition period ended January 1, 2011, fiscal 2010, and fiscal 2009 totaled approximately $6.2 million, $0.4 million, $6.4 million, and $8.9 million, respectively. NeuCo's net income included in our consolidated statements of operations for fiscal 2011was approximately $0.2 million. NeuCo's net loss included in our consolidated statements of operations for the five-week transition period ended January 1, 2011, fiscal 2010, and fiscal 2009 totaled approximately $0.1 million, $1.3 million, and $1.5 million, respectively. NeuCo's net income, net of amounts allocable to its other owners, included in our consolidated statements of operations for fiscal 2011 was approximately $0.1 million. NeuCo's net loss, net of amounts allocable to its other owners, included in our consolidated statements of operations for the five-week transition period ended January 1, 2011, fiscal 2010, and fiscal 2009 totaled approximately $39,000, $0.7 million, and $0.8 million, respectively.

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

        Revenues from the majority of our fixed-price engagements are recognized on a proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. We derived approximately 22%, 26%, 21%, and 12% of revenues from fixed-price engagements in fiscal 2011, the five-week transition period ended January 1, 2011, fiscal 2010, and fiscal 2009, respectively. Project costs are based on the direct salary of the consultants on the engagement plus all direct expenses incurred to complete the engagement. The proportional performance method is used since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and terms set forth in the contract, and are indicative of the level of benefit provided to our clients. Fixed-price contracts generally include a termination provision that converts the agreement to a time-and-materials contract in the event of termination of the contract. Our management maintains contact with project managers to discuss the status of the projects and, for fixed-price engagements, management is updated on the budgeted costs and resources required to complete the project. These budgets are then used to calculate revenue recognition and to estimate the anticipated income or loss on the project. In the past, occasionally we have been required to commit unanticipated additional resources to complete projects, which has resulted in lower than anticipated income or losses on those contracts. We may experience similar situations in the future. Provisions for estimated losses on contracts are made during the period in which such losses become probable and can be reasonably estimated. To date, such losses have not been significant.

        Revenues also include reimbursements, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. Reimbursable expenses are as follows (in thousands):

	Fiscal Year Ended	Transition Period	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2011 (52 weeks)	January 1, 2011 (5 weeks)	November 27, 2010 (52 weeks)	November 28, 2009 (52 weeks)
Reimbursable expenses	$39,722	$2,936	$37,585	$43,961

        Our normal payment terms are 30 days from invoice date. For fiscal 2011, the five-week transition period ended January 1, 2011, fiscal 2010, and fiscal 2009, our average days sales outstanding (DSOs) at the end of the period were 96 days, 93 days, 101 days, and 97 days, respectively. We calculate DSOs by dividing the sum of our accounts receivable and unbilled services balance, net of deferred revenue, at the end of the period by average daily revenues. Average daily revenues are calculated by dividing period revenues by the number of days in the period. Our project managers and finance personnel monitor payments from our clients and assess any collection issues. We maintain accounts receivable allowances for estimated losses resulting from disputed amounts or the inability of our clients to make required payments. We base our estimates on our historical collection experience, current trends, and credit policy. In determining these estimates, we examine historical write-offs of our receivables and review client accounts to identify any specific customer collection issues. If the financial condition of our customers were to deteriorate or disputes were to arise regarding the services provided, resulting in an impairment of their ability or intent to make payment, additional allowances may be required. A failure to estimate accurately the accounts receivable allowances and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition, and results of operations. As of December 31, 2011, January 1, 2011, and November 27, 2010, $6.5 million, $7.0 million, and $6.9 million, were provided for accounts receivable allowances, respectively.

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

        Valuation of Goodwill and Other Intangible Assets.    We account for our acquisitions under the purchase method of accounting. Goodwill represents the purchase price of acquired businesses in excess of the fair market value of net assets acquired. Intangible assets consist of non-competition agreements, customer relationships, customer lists, developed technology, and trademarks, which are generally amortized on a straight-line basis over their remaining useful lives (four to ten years).

        In accordance with Accounting Standards Codification ("ASC") Topic 350, "Intangibles-Goodwill and Other" ("ASC Topic 350"), goodwill and intangible assets with indefinite lives are not subject to amortization, but are monitored annually for impairment, or more frequently, as necessary. For our goodwill impairment analysis, we operate under one reporting unit. Under ASC Topic 350, in performing the first step of the goodwill impairment testing and measurement process, we compare our entity-wide estimated fair value to net book value to identify potential impairment. We estimate the entity-wide fair value utilizing our market capitalization, plus an appropriate control premium. Market capitalization is determined by multiplying the shares outstanding on the assessment date by the average market price of our common stock over a reasonable period of time based upon management's judgment. We have utilized a control premium which considers appropriate industry, market and other pertinent factors, including indications of such premiums from data on recent acquisition transactions. If the fair value of the reporting unit is less than the book value, the second step is performed to determine if goodwill is impaired. If we determine through the impairment evaluation process that goodwill has been impaired, we would record the impairment charge in our consolidated statement of operations.

        The net amount of goodwill was approximately $140.7 million as of December 31, 2011. The goodwill amount for acquisitions is initially recorded based upon a preliminary estimated purchase price allocation and is subject to change. Any preliminary purchase price allocation is based upon our estimate of fair value, and is finalized as we receive other information relevant to the acquisition.

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

        If we were to determine that an impairment evaluation is required, we would review the expected future undiscounted cash flows to be generated by the assets. If we determine that the carrying value of intangible assets may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. The net amount of intangible assets was approximately $2.5 million as of December 31, 2011.

        We completed the annual impairment test required during the fourth quarter of fiscal 2011 and determined that there was no impairment. At the time of the annual test, the entity-wide estimated fair value exceeded the net book value by approximately 25%. During the five-week transition period ended January 1, 2011, in connection with the sale of our Asia-Pacific based Energy practice, we recorded a charge of approximately $39,000 related to the write-off of goodwill. In fiscal 2010 and fiscal 2009, in connection with the sale of select practice areas, we recorded charges of $0.3 million and $0.1 million, respectively, related to the write-off of goodwill.

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

        Our financial statements contain certain deferred tax assets and liabilities that result from temporary differences between book and tax accounting, as well as net operating loss carryforwards. ASC Topic 740, "Income Taxes," ("ASC Topic 740") requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The decision to record a valuation allowance requires varying degrees of judgment based upon the nature of the item giving rise to the deferred tax asset. As a result of operating losses incurred in certain of our foreign subsidiaries, and uncertainty as to the extent and timing of profitability in future periods, we recorded valuation allowances in the five-week transition period ended January 1, 2011, fiscal 2010, and fiscal 2009 in these foreign subsidiaries based on the facts and circumstances affecting each subsidiary. Had we not recorded these allowances of approximately $0.1 million, $2.2 million and $1.7 million in the transition period, fiscal 2010, and fiscal 2009, respectively, we would have reported a lower tax provision or a higher tax benefit, and a more favorable effective tax rate, than that recognized in our statements of operations in the transition period, fiscal 2010, and fiscal 2009, respectively. If the realization of deferred tax assets is considered more likely than not, the corresponding release of the valuation allowance would increase net income in the period such determination was made. In fiscal 2011 management made the determination, based on improved operations, that the realization of certain deferred tax assets is considered more likely than not and released approximately $1.7 million of valuation allowances that had been previously provided. The amount of the deferred tax asset considered realizable is based on significant estimates, and it is possible that changes in these estimates in the near term could materially affect our financial condition and results of operations.

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

        The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several different tax jurisdictions. We are periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. The Company accounts for uncertainties in income tax positions in accordance with ASC Topic 740. The number of years with open tax audits varies depending on the tax jurisdiction. Our major taxing jurisdiction is the United States. We are no longer subject to U.S. federal examinations by the Internal Revenue Service for years before fiscal 2008. In fiscal 2011, the Internal Revenue Service began an examination of our fiscal 2009 U.S. federal tax return. The examination is in its initial stages. There have not been any material adjustments proposed and the outcome of this review cannot reasonably be predicted at this time. In fiscal 2010, the Internal Revenue Service examined our fiscal 2007 U.S. federal tax return. This examination was concluded with no change in taxable income. During fiscal 2011, the HM Revenue and Customs completed a review of our UK subsidiary's fiscal 2006 and fiscal 2007 corporate tax returns with no material adjustments. Also during fiscal 2011, the HM Revenue and Customs began a review of the UK subsidiary's fiscal 2009 corporate tax return. There have not been any adjustments proposed and the outcome of this review cannot reasonably be predicted at this time.

Recent Accounting Standards

Goodwill

        In September 2011, the FASB issued Accounting Standards Update ("ASU") 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment ("ASU 2011-08"). The objective of ASU 2011-08 is to simplify how entities test goodwill for impairment. The amendments in ASU 2011-08 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We believe the adoption of ASU 2011-08 will have no impact on our financial position, results of operations, cash flows, or disclosures.

        In December 2010, the FASB issued an ASU 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts ("ASU 2010-28"). ASU 2010-28 clarifies the requirement to test for impairment of goodwill. ASC Topic 350 requires that goodwill be tested for impairment if the carrying amount of a reporting unit exceeds its fair value. Under ASU 2010-28, when the carrying amount of a reporting unit is zero or negative, an entity must assume that it is more likely than not that a goodwill impairment exists, perform an additional test to determine whether goodwill has been impaired and calculate the amount of that impairment. The modifications to ASC Topic 350 resulting from the issuance of ASU 2010-28 are effective for fiscal years beginning after December 15, 2010 and interim periods within those years. The adoption of the provisions of ASU 2010-28 had no effect on our financial position, results of operations, cash flows, or disclosures.

Comprehensive Income

        In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income ("ASU 2011-05"). The objective of ASU 2011-05 is to increase the prominence of items reported in other comprehensive income. The main provisions of ASU 2011-05 provide that an entity that reports items of other comprehensive income has the option to present comprehensive income in either one or two consecutive financial statements. The option in current U.S. GAAP that permits the presentation of other comprehensive income in the statement of changes in equity has been eliminated. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. Early adoption is permitted. We believe the adoption of ASU 2011-05 changes our financial statement presentation but will have no impact on our financial position, results of operations, cash flows, or disclosures.

Fair Value Measurements

        In May 2011, the FASB issued ASU 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"). ASU 2011-04 does not require additional fair value measurements and is primarily a convergence of words between U.S. GAAP and IFRS. ASU 2011-04 is effective for the first interim or annual reporting period beginning on or after December 15, 2011, and we believe the adoption of ASU 2011-04 will have no impact on our financial position, results of operations, cash flows, or disclosures.

Business Combinations

        In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations ("ASU 2010-29"), which requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The amendments in ASU 2010-29 are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of the provisions of ASU 2010-29 had no effect on our financial position, results of operations, cash flows, or disclosures.

Results of Operations

        The following table provides operating information as a percentage of revenues for the periods indicated:

	Fiscal Year Ended
	December 31, 2011 (52 weeks)	November 27, 2010 (52 weeks)	November 28, 2009 (52 weeks)	January 1, 2011 (5 weeks)	January 2, 2010 (5 weeks)
	(audited)	(audited)	(audited)	(audited)	(unaudited)
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Costs of services	65.3	68.6	66.3	73.7	73.7

Gross profit	34.7	31.4	33.7	26.3	26.3
Selling, general and administrative expenses	23.5	25.7	25.2	27.6	31.4
Depreciation and amortization	1.6	2.1	2.8	2.3	2.2

Income (loss) from operations	9.5	3.6	5.7	(3.6)	(7.3)
Interest income	0.1	0.1	0.1	0.1	0.1
Interest expense	(0.3)	(1.1)	(1.5)	(0.7)	(1.9)
Gain (loss) on extinguishment of convertible debentures	—	(0.2)	—	—	—
Other income (expense), net	(0.1)	(0.2)	—	(0.1)	0.3

Income (loss) before (provision) benefit for income taxes	9.2	2.2	4.3	(4.3)	(8.8)
(Provision) benefit for income taxes	(3.6)	(1.5)	(2.4)	1.3	6.0

Net income (loss)	5.6	0.7	1.9	(3.0)	(2.8)
Net (income) loss attributable to noncontrolling interest, net of tax	—	0.2	0.2	0.2	1.0

Net income (loss) attributable to CRA International, Inc.	5.5%	0.9%	2.1%	(2.8)%	(1.8)%

Fiscal 2011 Compared to Fiscal 2010

        On December 17, 2010, our Board of Directors approved a change in our fiscal year end from the last Saturday in November to the Saturday nearest December 31 of each year. The fiscal year change was effective beginning with our 2011 fiscal year that began January 2, 2011 and ended December 31, 2011. The discussion below includes the comparison of the audited results for the fiscal year ended December 31, 2011 to the audited results for the fiscal year ended November 27, 2010.

        Revenues.    Revenues increased by $17.8 million, or 6.2%, to $305.2 million for fiscal 2011 from $287.4 million for fiscal 2010. Our revenue improvement was due to increased demand for our services, even though we remain cautious about our clients' spending environment as economic uncertainty and political and regulatory instability continue to be underlying factors in the markets we serve. We had a steady stream of engagements throughout the year, consistent lead flow and healthy project conversion rates, and growth in both our management consulting and litigation lines of business. We also believe that our consulting areas have benefited from our recent investments in business development, particularly in the litigation and regulatory consulting areas. Utilization increased to 74% for fiscal 2011 from 67% for fiscal 2010 primarily as a result of increased demand for our services.

        Overall, revenues outside of the U.S. were approximately 26% and 27% of total revenues for fiscal 2011 and fiscal 2010, respectively. Revenues derived from fixed-price engagements were 22% of total revenues for fiscal 2011 compared with 21% for fiscal 2010. The slight increase in revenues from fixed-price engagements is due primarily to a change in the proportion of time-and-materials service contracts and fixed-price service contracts due to the growth in our management consulting area, where fixed price service contracts are more prevalent than in our litigation, regulatory, and financial consulting area.

        Costs of Services.    Costs of services increased $2.2 million, or 1.1%, to $199.4 million for fiscal 2011 from $197.1 million for fiscal 2010. The increase in costs of services was due primarily to incentive bonus expense for our employees that was accrued for in fiscal 2011 due to the increase in revenue and profitability and an increase in client reimbursable expenses. Client reimbursable expenses increased $2.1 million, or 5.7%, to $39.7 million for fiscal 2011 from $37.6 million for fiscal 2010 primarily related to an increase in the usage of non-employee experts and subcontractors. These increases were offset by a decrease in employee compensation expense due to a decrease in employee consultant headcount from 548 as of November 27, 2010 to 521 as of December 31, 2011 and $5.4 million of restructuring expenses recorded in costs of services during fiscal 2010 to more closely align our costs and our staffing levels with revenue. We did not record any restructuring expenses in costs of services during fiscal 2011.

        As a percentage of revenues, costs of services decreased to 65.3% for fiscal 2011 from 68.6% for fiscal 2010. The decrease in costs of services as a percentage of revenue was due primarily to the increase in revenue during fiscal 2011 as compared with fiscal 2010 and lower compensation expense as a percentage of revenue primarily due to the decrease in employee consultant headcount from 548 as of November 27, 2010 to 521 as of December 31, 2011 and restructuring expenses recorded in the fiscal 2010.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased by $2.1 million, or 2.9%, to $71.8 million for fiscal 2011 from $73.9 million for fiscal 2010. The decrease in selling, general and administrative expenses was due primarily to the $2.0 million decrease in restructuring expenses in fiscal 2011 as compared with fiscal 2010. During fiscal 2011, we recorded $1.0 million in restructuring expenses related to leased office space at our former Houston, TX office, which was closed during the second quarter of fiscal 2010, for a change in the estimate of the future minimum lease payments and related exit costs through the end of the remaining lease term, net of expected future sublease rental income measured at fair value. During fiscal 2010, we recorded $3.0 million in restructuring expenses related to office space reductions in our Boston, Massachusetts, Chicago, Illinois, and Houston, Texas offices. As a result of these restructuring actions, rent and office operating expenses decreased by approximately $1.7 million in fiscal 2011 as compared with fiscal 2010. Partially offsetting these decreases were increases in incentive bonus expense for our employees that were accrued for in fiscal 2011 due to the increase in revenue and profitability and investments in business development. In addition, included in selling, general and administrative expenses are $3.9 million and $5.2 million in selling, general and administrative expenses in fiscal 2011 and fiscal 2010, respectively, due to the consolidation of NeuCo.

        As a percentage of revenues, selling, general and administrative expenses decreased to 23.5% for fiscal 2011 from 25.7% for fiscal 2010, which was primarily a result of the increase in revenue in fiscal 2011 compared with fiscal 2010 and a decrease in rent as a percentage of revenue.

        Depreciation and Amortization.    Depreciation and amortization decreased by $1.0 million, or 15.9%, to $5.0 million for fiscal 2011 from $6.0 million for fiscal 2010 primarily due to assets that became fully depreciated in fiscal 2011 or fiscal 2010 and the decrease in leasehold improvements and computer equipment as a result of office closures and reduced headcount.

        Interest Expense.    Interest expense decreased by $2.4 million to $0.9 million for fiscal 2011 from $3.4 million for fiscal 2010. The decrease was primarily due to our repurchase, on June 15, 2011, of 100% of the principal amount of the outstanding debentures plus accrued and unpaid interest, which amounted to $21.9 million and $0.3 million, respectively. Through this final repurchase date, interest expense primarily consisted of interest incurred on this convertible debt, the amortization of debt issuance costs, and the amortization of the discount on the debt for the equity conversion feature of the debt instrument.

        Gain (Loss) on Extinguishment of Convertible Debentures.    During fiscal 2011, we repurchased 100% of the principal amount of the outstanding debentures plus accrued and unpaid interest, which amounted to $21.9 million and $0.3 million, respectively, resulting in a gain on a pre-tax basis. During fiscal 2010, we repurchased convertible debentures in the principal amount of $40.7 million, on the open market, resulting in a $0.7 million loss on a pre-tax basis. Although we repurchased our debt at a discount in fiscal 2010, we incurred non-cash losses on the repurchases under the provisions of ASC Topic 470-20, which required us to discount our debt for the equity conversion feature of the debt instrument.

        Provision for Income Taxes.    For fiscal 2011 our income tax provision was $11.1 million and the effective tax rate was 39.7% compared to $4.3 million and an effective tax rate of 68.6% for fiscal 2010. The effective tax rate for fiscal 2011 benefited from the use of foreign net operating loss carryforwards and foreign tax credits that had not been previously benefited, and the related release of certain valuation allowances as a result of improved profitability in certain foreign jurisdictions. The effective tax rate in fiscal 2010 was higher than the statutory rate primarily due to losses in foreign locations that could not be benefited and tax charges, including an unfavorable prior year tax adjustment, by NeuCo in spite of continued operating losses. These charges in fiscal 2010 were partially offset by the utilization of net operating losses in the United Kingdom and the Netherlands and the partial release of a valuation allowance related to the utilization of foreign tax credits.

        Net (Income) Loss Attributable to Noncontrolling Interest, Net of Tax.    Our ownership interest in NeuCo constitutes control under U.S. GAAP. As a result, NeuCo's financial results are consolidated with ours and allocations of the noncontrolling interest's share of NeuCo's net income result in deductions to our net income, while allocations of the noncontrolling interest's share of NeuCo's net loss result in additions to our net income. During the first quarter of fiscal 2010, our ownership interest in NeuCo was 49.15%. During the second quarter of fiscal 2010, NeuCo reacquired $0.9 million of its shares. As a result of this transaction, our ownership interest in NeuCo increased from 49.15% to 55.89%. NeuCo's results of operations allocable to its other owners was net income of $94,000 for fiscal 2011 and a net loss of $0.6 million for fiscal 2010.

        Net Income Attributable to CRA International, Inc.    Net income attributable to CRA International, Inc. increased by $14.3 million to $16.9 million for fiscal 2011 from $2.6 million for fiscal 2010. The diluted net income per share was $1.57 per share for fiscal 2011, compared to $0.24 per share for fiscal 2010. Diluted weighted average shares outstanding decreased by approximately 34,000 shares to approximately 10,739,000 shares for fiscal 2011 from approximately 10,773,000 shares for fiscal 2010. The decrease in weighted average shares outstanding is primarily due to repurchases of common stock since fiscal 2010, offset in part by restricted shares that have vested, performance-based restricted share awards that have been earned, and stock options that have been exercised since fiscal 2010.

Audited Five Weeks Ended January 1, 2011 Compared to Unaudited Five Weeks Ended January 2, 2010

        On December 17, 2010, our Board of Directors approved a change in our fiscal year end from the last Saturday in November to the Saturday nearest December 31 of each year. The fiscal year change was effective beginning with our 2011 fiscal year that began January 2, 2011 and ended December 31, 2011. As a result of this change, we had a five week transition period which began November 28, 2010 and ended January 1, 2011. The discussion below includes the comparison of the audited results for the five-week transition period ended January 1, 2011 to the unaudited results for the five-week comparative period ended January 2, 2010. These two comparative periods each include two weeks with major holidays and resultant employee consultant vacation time. Accordingly, revenue for the five-week periods is not representative of five average weeks from a full fiscal cycle. Moreover, expenses such as compensation, occupancy costs and many other costs continue on a level basis, which impacted performance in both periods.

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

        Interest and other income (expense), net.    Interest and other expense decreased $0.2 million, or 52.3%, to $0.1 million for the five weeks ended January 1, 2011, from $0.3 million for the five weeks ended January 2, 2010, primarily due to the lower principal balance outstanding on our convertible debt in the five weeks ended January 1, 2011 as compared to the five weeks ended January 2, 2010. Included in the five weeks ended January 1, 2011 are $0.1 million in costs related to the sale of our Asia-Pacific based Energy practice.

        Provision for Income Taxes.    For the five weeks ended January 1, 2011, our effective tax rate was a benefit of 30.4% and lower than statutory rates due primarily to foreign losses for which we provided no benefit, offset by a partial tax benefit from the divestiture of our Asia-Pacific based Energy practice. Our effective tax rate for fiscal 2010 was a provision of 68.6%. The effective tax rate for fiscal 2010 was higher than the expected statutory rate primarily due to losses in certain tax jurisdictions that were not benefited. The annual effective rate of 68.6% was applied to the five-week transition period ended January 2, 2010 and resulted in a benefit for that period.

        Net Loss Attributable to CRA International, Inc.    We reported a net loss of $0.6 million, or net loss of $0.06 per share, for the five weeks ended January 1, 2011, compared to a net loss of $0.4 million, or a net loss of $0.03 per share, for the five weeks ended January 2, 2010. Included in the net loss were $39,000 and $0.1 million in net losses in the five weeks ended January 1, 2011 and January 2, 2010, respectively, due to the consolidation of NeuCo. Weighted average shares outstanding decreased by approximately 72,000 shares to approximately 10,567,000 for the five weeks ended January 1, 2011, from approximately 10,639,000 for the five weeks ended January 2, 2010. The decrease in weighted average shares outstanding was due to repurchases of common stock during fiscal 2010, partially offset by restricted shares that vested and stock options that were exercised during fiscal 2010.

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

        In fiscal 2010, our litigation, regulatory, and financial consulting areas experienced revenue declines compared to fiscal 2009. Clients were reluctant to spend, thus lengthening the time to close new engagements, and this impacted all areas of our business and some practices experienced delays in existing projects proceeding through the court system and regulatory agencies. In fiscal 2010, our management consulting areas experienced revenue increases compared to fiscal 2009 due to revenues generated by our acquisition of substantially all of the assets of Marakon Associates partially offset by a revenue decline due to clients being reluctant to undertake consulting projects, spending less than they had in the past, and engagements being smaller and shorter in duration.

        Overall, revenues outside of the U.S. represented approximately 27% and 26% of total revenues for fiscal 2010 and fiscal 2009, respectively. Revenues derived from fixed-price engagements increased to 21% of total revenues for fiscal 2010 compared with 12% for fiscal 2009. The increase in revenues from fixed-price engagements was due primarily to the acquisition of substantially all of the assets of Marakon Associates, and a change in the proportion of time-and-materials service contracts and fixed-price service contracts due to the growth in our management consulting area, where fixed price service contracts are more prevalent than in our litigation, regulatory, and financial consulting area.

        Costs of Services.    Costs of services decreased $2.7 million, or 1.4%, to $197.1 million for fiscal 2010, from $199.9 million for fiscal 2009. Included in costs of services are $1.8 million and $4.0 million in costs of services in fiscal 2010 and fiscal 2009, respectively, due to the consolidation of NeuCo. The decrease in costs of services is mainly due to a decrease in reimbursable expenses of $6.4 million, or 14.5%. Partially offsetting this decrease is an increase in compensation expense for our employee consultants of $6.1 million or 4.0%. The increase is due to the employee consultants we hired as a result of acquiring substantially all of the assets of Marakon Associates and an increase in restructuring charges, partially offset by a decrease in the average number of employee consultants, excluding the Marakon Associates employees, primarily as a result of restructuring actions. Included in the increase in compensation expense are $5.4 million and $2.0 million in restructuring charges recognized during the fiscal 2010 and fiscal 2009, respectively. As a percentage of revenues, costs of services increased to 68.6% for fiscal 2010 from 66.3% for fiscal 2009. The increase in costs of services as a percentage of revenue was due primarily to lower revenue in the fiscal 2010 compared with fiscal 2009.

        Selling, General and Administrative Expenses.    Selling, general, and administrative expenses decreased by $2.2 million, or 2.9%, to $73.9 million for fiscal 2010 from $76.1 million for fiscal 2009. Included in selling, general, and administrative expenses are (i) restructuring costs of $3.0 million and $3.1 million for fiscal 2010 and fiscal 2009, respectively and (ii) expenses related to the consolidation of NeuCo of $5.2 million and $5.4 million for fiscal 2010 and fiscal 2009, respectively. The decrease in selling, general, and administrative expenses was due primarily to a decrease in rent and office-related expenses that reflects the savings from office closures, consolidations, reductions and moves and a decrease in compensation expense due to a reduction in support staff. Partially offsetting this decrease is an increase in selling, general and administrative expenses due to investments in marketing and business development, and client-facing activities which were focused on long-term growth. As a percentage of revenues, selling, general and administrative expenses increased to 25.7% for fiscal 2010 as compared with 25.2% for fiscal 2009 primarily due to investments in marketing and business development, and client-facing activities.

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

        Other Income (Expense), net.    Other expense was $0.5 million in fiscal 2010 as compared with other income of $44,000 for fiscal 2009, a decrease of $0.5 million. Other income (expense) consists primarily of foreign currency exchange transaction gains and losses. The gain in fiscal 2009 was offset by the cumulative foreign currency exchange loss of $0.4 million recognized due to the liquidation of our Australian-based operations. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies and the Euro and the British pound.

        Provision for Income Taxes.    The provision for income taxes decreased $3.1 million, to $4.3 million for fiscal 2010 from $7.4 million for fiscal 2009. Our effective income tax rate was 68.6% for fiscal 2010 and 56.6% for fiscal 2009. The effective tax rate in fiscal 2010 was higher than the statutory rate due to losses in foreign locations that could not be benefited and tax charges, including an unfavorable prior year tax adjustment, by NeuCo in spite of continued operating losses. These charges were partially offset by the utilization of net operating losses in the United Kingdom and the Netherlands and the partial release of a valuation allowance related to the utilization of foreign tax credits. The fiscal 2009 effective tax rate was higher than the statutory rate primarily due to tax charges relating to the liquidation of our Australian-based operations, charges by NeuCo, and continued losses in certain foreign locations for which no tax benefit was provided. These charges were partially offset by the utilization of net operating losses in the United Kingdom and the partial release of related valuation allowances. The lower effective tax rate in fiscal 2009, when compared to the fiscal 2010 rate, was primarily due to improved performance in Europe and the Middle East region which enabled us to record a benefit from the utilization of foreign net operating loss carryforwards.

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

        Net Income (Loss) Attributable to CRA International, Inc.    Net income decreased by $3.7 million, or 59.0%, to $2.6 million for fiscal 2010 from $6.3 million for fiscal 2009. Diluted weighted average shares outstanding increased by approximately 55,000 shares to approximately 10,773,000 for fiscal 2010 from approximately 10,718,000 for fiscal 2009. The increase in diluted weighted average shares outstanding for fiscal 2010 was due primarily to restricted shares that vested and stock options that were exercised during fiscal 2010, and an increase in common stock equivalents from employee stock options and restricted share awards, offset in part by repurchases of common stock during fiscal 2010.

Liquidity and Capital Resources

        We believe that current cash, cash equivalents, and short-term investment balances, cash generated from operations, and amounts available under our bank line of credit will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

  Fiscal 2011

        General.    In fiscal 2011, we had a net decrease in cash and cash equivalents of $25.9 million. We completed the year with cash and cash equivalents of $61.6 million, short term investments of $14.5 million, and working capital (defined as current assets less current liabilities) of $107.7 million. During fiscal 2011, we accrued approximately $42 million for fiscal 2011 performance bonuses, of which $39 million was outstanding as of December 31, 2011. We anticipate that the majority of the outstanding bonuses will be paid during the first quarter of fiscal 2012.

        As of December 31, 2011, a portion of our cash accounts was concentrated at a single financial institution, which potentially exposes us to credit risks. As of December 31, 2011, the financial institution has generally "stable" credit ratings and we have not experienced any losses related to such accounts. The short-term credit rating of this financial institution is A-1 by Standard & Poor's ratings services. We do not believe that there is significant risk of non-performance by the financial institution, the cash on deposit is fully liquid, we continually monitor the credit ratings of such institution, and we limit the amount of cash we maintain at this institution. A change in the credit worthiness of this financial institution could materially affect our liquidity and working capital.

        Sources and Uses of Cash in Fiscal 2011.    During fiscal 2011, net cash provided by operations was $30.0 million. The primary sources of cash from operations include net income of $16.9 million, an increase in accounts payable, accrued expenses, and other liabilities of $12.5 million primarily due to an increase in compensation related accruals, which was related to increased incentive based compensation resulting from higher revenue and profitability, share-based compensation expense of $5.8 million, and depreciation and amortization expense of $5.1 million. These sources of cash in operations were partially offset by decreases in deferred income taxes of $8.7 million primarily related to the extinguishment of the remaining outstanding convertible debentures in June 2011, and decreases in deferred rent of $2.0 million. The decrease in unbilled services since January 1, 2011 was offset by an increase in accounts receivable, as services were billed.

        We used $23.5 million of net cash from investing activities during fiscal 2011, which included uses of cash of $61.0 million to purchase short-term investments, $8.2 million for capital expenditures primarily due to our investment in a new financial system, and $0.8 million of net acquisition consideration payments. These uses of cash were partially offset by $46.6 million received from the sale of short-term investments.

        We used $31.8 million of cash for financing activities during fiscal 2011. Cash used in financing activities was primarily used for the extinguishment of the remaining outstanding convertible debentures of $21.9 million, the repurchase of common stock for $9.1 million and the redemption of $1.1 million in vested employee restricted shares for tax withholdings, offset partially by $0.6 million received upon the exercise of stock options.

  Transition Period

        General.    During the five-week transition period ended January 1, 2011, we had a net increase in cash and cash equivalents of $13.3 million. We completed the transition period with cash and cash equivalents of $87.5 million and working capital (defined as current assets less current liabilities) of $100.5 million. As of January 1, 2011, approximately $3.0 million was accrued for transition period performance bonuses.

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

  Indebtedness

        Private Placement of Convertible Debt.    In 2004, we completed a private placement of $90.0 million of 2.875% convertible senior subordinated debentures due in 2034. On June 15, 2011, we repurchased the remaining principal amount of the outstanding debentures plus accrued and unpaid interest, which amounted to $21.9 million and $0.3 million, respectively. During fiscal 2010, we repurchased convertible debentures in the principal amount of $40.7 million, on the open market. During fiscal 2009, we repurchased convertible debentures in the principal amount of approximately $17.3 million, on the open market.

        Borrowings under the Revolving Line of Credit.    We are party to a senior loan agreement with RBS Citizens, N.A for a $60.0 million revolving line of credit with a maturity date of April 30, 2014. On January 11, 2011, we amended the loan agreement to extend the termination date of the agreement from April 30, 2012 to April 30, 2014, change the calculation of interest on borrowings using margins above LIBOR that range from 1.75% to 2.75% (a decrease from the prior range of 2% to 3.5%), relax the agreement's financial ratio covenants and broaden certain exceptions to the agreement's covenants against certain dispositions, indebtedness and acquisitions, and add change of control as an event of default under the agreement. The revolving line of credit gives us additional flexibility to meet any unforeseen financial requirements. Subject to the terms of the agreement, we may use borrowings under this revolving line of credit for acquisition financing, working capital, general corporate purposes, letters of credit, and foreign exchanges contracts. The amounts available under our bank revolving line of credit are constrained by various financial covenants and reduced by certain outstanding letters of credit, which amounted to $0.7 million as of December 31, 2011. As of December 31, 2011, there were no amounts outstanding under this revolving line of credit.

        Borrowings under our credit facility bear interest at LIBOR plus an applicable margin. Applicable margins range from 1.75% to 2.75%, depending on the ratio of our consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the preceding four fiscal quarters, subject to various adjustments stated in the senior loan agreement. These margins are adjusted both quarterly and each time we borrow under the credit facility. Interest is payable monthly. A commitment fee of 0.25% is payable on the unused portion of the credit facility. Borrowings under the credit facility are secured by 100% of the stock of certain of our U.S. subsidiaries and 65% of the stock of certain of our foreign subsidiaries, which represent approximately $28.9 million in net assets as of December 31, 2011.

        Under our senior loan agreement, we must comply with various financial and non-financial covenants. Compliance with these financial covenants is tested on a fiscal quarterly basis. Any indebtedness outstanding under the senior credit facility may become immediately due and payable upon the occurrence of stated events of default, including our failure to pay principal, interest or fees or a violation of any financial covenant. The financial covenants require us to maintain a minimum consolidated working capital of $25.0 million and to comply with a consolidated senior debt to EBITDA ratio of not more than 2.5 to 1.0. The non-financial covenant restrictions of the senior credit agreement include, but are not limited to, our ability to incur additional indebtedness, engage in acquisitions or dispositions, and enter into business combinations. As of December 31, 2011, we were in compliance with our agreement with the bank.

  Compensation Arrangements

        In connection with a previous acquisition, we have agreed to pay an award to certain employees of the acquired business if they achieve specific performance targets through fiscal 2012. Retention of amounts paid to the individual employees is contingent on their continued employment with us through 2016. As of December 31, 2011, based upon performance to date and expected performance in the future, the amount of the award is estimated to be approximately $9.6 million and is being expensed over the seven and a half year service period ending in December 2016. Changes in the estimated award are expensed prospectively over the remaining service period. This amount could fluctuate depending on future performance. Any payments under this award would be made in fiscal 2013 and we expect to fund these payments, if any, from existing cash resources, cash generated from operations, or financing transactions.

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

        On July 6, 2010, we announced that our Board of Directors approved a share repurchase program of up to $5 million of our common stock. During fiscal 2011, we purchased the remaining 191,891 shares authorized under this program at an average price per share of $25.18. Cumulatively, we have purchased 200,624 shares under this program at an average price per share of $24.92.

        On August 30, 2011, we announced that our Board of Directors approved an expanded share repurchase program of up to an additional $7.5 million of our common stock. As of December 31, 2011, we have repurchased 206,481 shares under this expanded program at an average price per share of $20.50. On February 22, 2012, our Board of Directors expanded this share repurchase program by authorizing the repurchase of up to an additional $4.45 million of our common stock under it. We will finance this repurchase program with available cash and cash from future operations. We may repurchase shares in open market purchases or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. We expect to continue to repurchase shares under this program.

        Impact of Inflation.    To date, inflation has not had a material impact on our financial results. There can be no assurance, however, that inflation will not adversely affect our financial results in the future.

Contractual Obligations

        The following table presents information about our known contractual obligations as of December 31, 2011. It does not reflect contractual obligations that may have arisen or may arise after that date. Except for historical facts, the information in this section is forward-looking information.

	Payments due by period
Contractual Obligations	Total	Fiscal 2012	Fiscal 2013-2014	Fiscal 2015-2016	After Fiscal 2016	Other
	(in thousands)
Notes payable to sellers(1)	$1,350	$650	$700	$—	$—	$—
Operating lease obligations	63,981	16,734	32,802	12,395	2,050	—
Other long-term liabilities(2)(3)	10,658	—	10,146	512	—	—
Net unrecognized tax benefit obligation under Topic 740(4)	833	—	—	—	—	833

Total	$76,822	$17,384	$43,648	$12,907	$2,050	$833

(1)
"Notes payable to sellers" includes amounts due to a former shareholder of NeuCo. The value of the $1.4 million note includes $0.1 million for future interest accretion and the value of this note on the balance sheet has been discounted.

(2)
NeuCo received a cash advance from its former parent company in exchange for a note. There are no specified repayment dates in the note agreement, except that the principal balance of the note becomes due upon demand at the termination of the blanket contract between NeuCo and a customer. NeuCo will repay the note by submitting 50% of the total amount of all future receipts from the customer to its former parent company. As of December 31, 2011, based on estimated future receipts for this customer, NeuCo estimated that $0.5 million of the note will be paid in fiscal 2013 to fiscal 2014, and $0.5 million in fiscal 2015 to fiscal 2016.

(3)
In connection with a previous acquisition, we have agreed to pay an award to certain employees of the acquired business if they achieve specific performance targets through fiscal 2012. Retention of amounts paid to the individual employees is contingent on their continued employment with us through 2016. As of December 31, 2011, based upon performance to date and expected performance in the future, the amount of the award is estimated to be approximately $9.6 million and is being expensed over the seven and a half year service period ending in December 2016. Changes in the estimated award are expensed prospectively over the remaining service period. This amount could fluctuate depending on future performance. Any payments under this award would be made in fiscal 2013 and we expect to fund these payments, if any, from existing cash resources, cash generated from operations, or financing transactions.

(4)
Amounts in "Other" represent future cash outflows for which we are unable to make reasonably reliable estimates of the period of cash settlement.

        We are party to standby letters of credit with RBS Citizens N.A. in support of the minimum future lease payments under leases for permanent office space and bonds required per the terms of certain project proposals and contracts amounting to $0.4 million as of December 31, 2011.

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

Item 7A—Quantitative and Qualitative Disclosure About Market Risk

Foreign Exchange Risk

        The majority of our operations are based in the U.S., and accordingly, the majority of our transactions are denominated in U.S. dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of foreign currencies. Our primary foreign currency exposures relate to our short-term intercompany balances with our foreign subsidiaries and accounts receivable and cash valued in the United Kingdom in U.S. Dollars or Euros. Our primary foreign subsidiaries have functional currencies denominated in the British Pound and the Euro, and foreign denominated assets and liabilities are remeasured each reporting period with any exchange gains and losses recorded in our consolidated statements of operations. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the U.S Dollar and foreign currencies and the Euro and the British Pound. Holding all other variables constant, fluctuations in foreign exchange rates may impact reported revenues and expenses significantly, based on currency exposures at December 31, 2011. A hypothetical 10% movement in foreign exchange rates on December 31, 2011 would not expose us to significant gains or losses in net earnings or cash flows. However, actual gains and losses in the future could differ materially from this analysis based on the timing and amount of both foreign currency exchange rate movements and our actual exposure.

        From time to time, we may use derivative instruments to manage the risk of exchange rate fluctuations. However, at December 31, 2011, we had no outstanding derivative instruments. We do not use derivative instruments for trading or speculative purposes.

Interest Rate Risk

        We maintain an investment portfolio consisting mainly of commercial paper and money market funds with maturities of less than a year. These held-to-maturity securities are subject to interest rate risk. However, a hypothetical change in the interest rate of 10% would not have a material impact to the fair values of these securities at December 31, 2011 primarily due to their short maturity.

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

Evaluation of Changes in Internal Control over Financial Reporting

        Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we have determined that, during the fourth quarter of fiscal 2011, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to affect, materially our internal control over financial reporting.

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

        We have audited CRA International, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CRA International, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, CRA International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CRA International, Inc. and subsidiaries as of December 31, 2011, January 1, 2011, and November 27, 2010, and the related consolidated statements of operations, cash flows, and shareholders' equity for the fiscal year ended December 31, 2011, the five-week period ended January 1, 2011, and the fiscal years ended November 27, 2010 and November 28, 2009, and our report dated March 2, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Boston, Massachusetts March 2, 2012

Item 9B—Other Information

        None.

 PART III

        We have omitted the information required in Part III of this annual report because we intend to include that information in our definitive proxy statement for our 2012 special meeting in lieu of annual meeting of shareholders, which we expect to file before 120 days after the end of fiscal 2011. We incorporate that information in this annual report by reference to our 2012 proxy statement.

Item 10—Directors, Executive Officers and Corporate Governance

        We incorporate the information required by this item by reference to the sections captioned "Executive Officers and Directors", "Corporate Governance", and "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2012 annual proxy statement.

Item 11—Executive Compensation

        We incorporate the information required by this item by reference to the section captioned "Compensation of Directors and Executive Officers" in our 2012 annual proxy statement.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

        We incorporate the information required by this item by reference to the sections captioned "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plans" in our 2012 annual proxy statement.

Item 13—Certain Relationships and Related Transactions and Director Independence

        We incorporate the information required by this item by reference to the sections captioned "Transactions with Related Parties" and "Corporate Governance" in our 2012 annual proxy statement.

Item 14—Principal Accountant Fees and Services

        We incorporate the information required by this item by reference to the section captioned "Principal Accountant Fees and Services" in our 2012 annual proxy statement.

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

CRA INTERNATIONAL, INC.
	By:	/s/ PAUL A. MALEH Paul A. Maleh
Date: March 2, 2012		President, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL A. MALEH Paul A. Maleh	President, Chief Executive Officer, and Director (principal executive officer)	March 2, 2012
/s/ WAYNE D. MACKIE Wayne D. Mackie	Executive Vice President, Treasurer, and Chief Financial Officer (principal financial and accounting officer)	March 2, 2012
/s/ ROWLAND T. MORIARTY Rowland T. Moriarty	Chairman of the Board	March 2, 2012
/s/ WILLIAM F. CONCANNON William F. Concannon	Director	March 2, 2012
/s/ RONALD T. MAHEU Ronald T. Maheu	Director	March 2, 2012
/s/ THOMAS S. ROBERTSON Thomas S. Robertson	Director	March 2, 2012
/s/ NANCY L. ROSE Nancy L. Rose	Director	March 2, 2012
/s/ WILLIAM T. SCHLEYER William T. Schleyer	Director	March 2, 2012

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
3.1	Amended and Restated Articles of Organization.		S-1	February 26, 1998	3.1
3.2	Articles of Amendment to our Articles of Organization		8-K	May 11, 2005	99.1
3.3	Amended and Restated By-Laws, as amended.		8-K	January 31, 2011	3.2
4.1	Specimen certificate for common stock.		S-8	April 21, 2006	4.4
4.2	Indenture governing the 2.875% Convertible Senior Subordinated Debentures Due 2034 dated June 21, 2004 between CRA as issuer and U.S. Bank National Association as trustee, including the form of 2.875% Convertible Senior Subordinated Debentures Due 2034 attached as Exhibit A thereto.		10-Q	June 28, 2004	4.1
4.3	Election Notice delivered to U.S. Bank pursuant to Section 15.02(i) of the Indenture.		8-K	December 15, 2004	4.4
4.4	Resale Registration Rights Agreement dated June 21, 2004 between CRA and J.P. Morgan Securities Inc.		S-3	August 31, 2004	4.3
10.1*	1998 Incentive and Nonqualified Stock Option Plan, as amended.		10-Q	June 20, 2002	10.1
10.2*	1998 Employee Stock Purchase Plan.		S-1/A	April 3, 1998	10.2
10.3*	2004 Nonqualified Inducement Stock Option Plan.		10-Q	October 15, 2004	10.1
10.4*	Amended and Restated 2006 Equity Incentive Plan, as amended		DEF 14A	March 26, 2010	Annex A
10.5*	2009 Nonqualified Inducement Stock Option Plan		10-Q	June 22, 2009	10.1
10.6*	Form of Incentive Stock Option under the 1998 Incentive and Nonqualified Stock Option Plan, as amended.		10-K	February 10, 2005	10.4
10.7*	Form of Nonqualified Stock Option under the 1998 Incentive and Nonqualified Stock Option Plan, as amended.		10-K	February 10, 2005	10.5
10.8*	Form of Nonqualified Stock Option under the 2004 Nonqualified Inducement Stock Option Plan.		10-K	February 10, 2005	10.6
10.9*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan.		8-K	April 27, 2006	10.2
10.10*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan with Company Right of First Refusal.		10-K	February 12, 2009	10.9
10.11*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan, as amended.	X
10.12*	Form of Restricted Stock Agreement for Employee or Independent Contractor Awards under the 2006 Equity Incentive Plan.		8-K	April 27, 2006	10.3
10.13*	Form of Restricted Stock Agreement for Employee or Independent Contractor Awards under the 2006 Equity Incentive Plan with Company Right of First Refusal.		10-K	February 12, 2009	10.11
10.14*	Form of Restricted Stock Agreement for Employee or Independent Contractor Awards under the 2006 Equity Incentive Plan with Company, as amended.	X

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
10.15*	Form of Nonqualified Stock Option under the 2006 Equity Incentive Plan.		10-K	February 8, 2007	10.10
10.16*	Form of Nonqualified Stock Option under the 2006 Equity Incentive Plan with Stock Ownership Guidelines.	X
10.17*	Form of Restricted Stock Unit Award Agreement under the 2006 Equity Incentive Plan.		10-K	January 29, 2010	10.14
10.18*	Form of Restricted Stock Unit Award Agreement under the 2006 Equity Incentive Plan with Stock Ownership Guildelines.	X
10.19*	Form of Restricted Stock Unit Award Agreement for Performance under the 2006 Equity Incentive Plan.		10-K	January 29, 2010	10.15
10.20*	Form of Restricted Stock Unit Award Agreement for Performance under the 2006 Equity Incentive Plan with Stock Ownership Guidelines.	X
10.21*	CRA International, Inc. Cash Incentive Plan, as amended.		8-K	March 2, 2012	10.1
10.22*	Offer Letter with Wayne D. Mackie dated June 3, 2005.		10-K	February 9, 2006	10.7
10.23*	Summary of Director Compensation.	X
10.24*	Summary of Executive Officer Compensation.	X
10.25	Office Lease Agreement dated as of March 1, 1978 between CRA and John Hancock Mutual Life Insurance Company, as amended.		S-1/A	April 3, 1998	10.6
10.26	Amendments to Office Lease Agreement dated March 1, 1978 between CRA and John Hancock Mutual Life Insurance Company, as amended.		10-K	February 23, 2001	10.7
10.27	Fifteenth Amendment to Office Lease Agreement dated March 1, 1978 between CRA and John Hancock Mutual Life Insurance Company, as amended.		10-K	February 28, 2003	10.8
10.28	Sixteenth Amendment to Office Lease Agreement dated March 1, 1978 between CRA and John Hancock Mutual Life Insurance Company, as amended.		10-Q	June 28, 2004	10.1
10.29	Seventeenth Amendment to Lease dated as of February 6, 2008 between CRA and 100 & 200 Clarendon LLC.		8-K	August 4, 2008	10.1
10.30	Eighteenth Amendment to Lease dated as of July 29, 2008 between CRA and 100 & 200 Clarendon LLC.		8-K	August 4, 2008	10.2
10.31	Office Lease dated as of November 29, 1999 between CRA and 1201 F Street, L.L.C., as amended.		10-K	February 23, 2001	10.9
10.32	Agreement dated as of October 26, 2006 by and among 99 Bishopsgate (No.1) Limited and 99 Bishopsgate (No.2) Limited, Hammerson UK Properties PLC, 99 Bishopsgate Management Limited, CRA International (UK) Limited, and CRA International, Inc. (including forms of lease agreement).		8-K	November 1, 2006	10.1
10.33	Form of consulting agreement with outside experts.		S-1/A	April 3, 1998	10.8
10.34	Loan Agreement dated as of January 14, 2004 between CRA and Citizens Bank of Massachusetts.		10-Q	April 1, 2004	10.1

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
10.35	First Amendment to Loan Agreement, dated as of March 29, 2005, by and between CRA and Citizens Bank of Massachusetts.		8-K	April 1, 2005	10.1
10.36	Second Amendment to Loan Agreement, dated as of June 20, 2005, by and between CRA and Citizens Bank of Massachusetts.		8-K	June 24, 2005	10.1
10.37	Third Amendment to Loan Agreement, dated as of April 17, 2006, by and between CRA and Citizens Bank of Massachusetts.		8-K	April 19, 2006	10.1
10.38	Fourth Amendment to Loan Agreement, dated as of July 25, 2006, by and between CRA and Citizens Bank of Massachusetts.		8-K	July 26, 2006	10.1
10.39	Fifth Amendment to Loan Agreement, dated as of May 16, 2007, by and between CRA and Citizens Bank of Massachusetts.		8-K	May 22, 2007	10.1
10.40	Sixth Amendment to Loan Agreement, dated as of August 18, 2009, by and between CRA International, Inc. and RBS Citizens, N.A.		8-K	August 19, 2009	10.1
10.41	Seventh Amendment to Loan Agreement, dated as of January 11, 2011, by and between CRA International, Inc. and RBS Citizens, N.A.		8-K	January 13, 2011	10.1
10.42	First Amendment to Revolving Note, dated as of March 29, 2005, by and between CRA and Citizens Bank of Massachusetts.		8-K	April 1, 2005	10.2
10.43	Second Amendment to Revolving Note, dated as of June 20, 2005, by and between CRA and Citizens Bank of Massachusetts.		8-K	June 24, 2005	10.2
10.44	Third Amendment to Revolving Note, dated as of May 16, 2007, by and between CRA and Citizens Bank of Massachusetts.		8-K	May 22, 2007	10.2
10.45	Fourth Amendment to Revolving Note, dated as of August 18, 2009, by and between CRA International, Inc. and RBS Citizens, N.A.		8-K	August 19, 2009	10.2
10.46	Fifth Amendment to Revolving Note, dated as of January 11, 2011 by and between CRA International, Inc. and RBS Citizens, N.A.		8-K	January 13, 2011	10.2
10.47	Stock Pledge Agreement dated as of January 14, 2004 between CRA and Citizens Bank of Massachusetts.		10-Q	April 1, 2004	10.2
10.48	First Amendment to Stock Pledge Agreement, dated as of June 20, 2005, by and between CRA and Citizens Bank of Massachusetts.		8-K	June 24, 2005	10.1
14.1	CRA International, Inc. Code of Business Conduct and Ethics, as amended.		8-K	July 7, 2010	99.1
21.1	Subsidiaries.	X
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.	X
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer.	X
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer.	X
32.1	Section 1350 certification.	X

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
101**	The following financial statements from CRA International, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Consolidated Statements of Operations (audited) for the fiscal years ended December 31, 2011, November 27, 2010 and November 28, 2009, and the five-week period ended January 1, 2011, (ii) Consolidated Balance Sheets (audited) as at December 31, 2011, January 1, 2011 and November 27, 2010, (iii) Consolidated Statements of Cash Flows (audited) for the fiscal years ended December 31, 2011, November 27, 2010 and November 28, 2009 and the five-week period ended January 1, 2011, (iv) Consolidated Statements of Shareholders' Equity (audited) for the fiscal years ended December 31, 2011, November 27, 2010 and November 28, 2009 and the five-week period ended January 1, 2011, and (v) Notes to Consolidated Financial Statements.

*
Management contract or compensatory plan

**
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto shall not be deemed filed for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

CRA INTERNATIONAL, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
CRA International, Inc.:

        We have audited the accompanying consolidated balance sheets of CRA International, Inc. and subsidiaries as of December 31, 2011, January 1, 2011, and November 27, 2010, and the related consolidated statements of operations, cash flows and shareholders' equity for the fiscal year ended December 31, 2011, the five-week period ended January 1, 2011 and for each of the fiscal years ended November 27, 2010 and November 28, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CRA International, Inc. and subsidiaries as of December 31, 2011, January 1, 2011, and November 27, 2010, and the results of their operations and their cash flows for the fiscal year ended December 31, 2011, the five-week period ended January 1, 2011, and the fiscal years ended November 27, 2010 and November 28, 2009, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CRA International, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2012 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts
March 2, 2012

CRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Transition Period	Year Ended	Year Ended
	December 31, 2011 (52 weeks)	January 1, 2011 (5 weeks)	November 27, 2010 (52 weeks)	November 28, 2009 (52 weeks)
	(In thousands, except per share data)
Revenues	$305,228	$22,250	$287,424	$301,639
Costs of services	199,383	16,400	197,140	199,861

Gross profit	105,845	5,850	90,284	101,778
Selling, general and administrative expenses	71,752	6,144	73,900	76,124
Depreciation and amortization	5,029	506	5,983	8,521

Income (loss) from operations	29,064	(800)	10,401	17,133
Interest income	332	29	361	451
Interest expense	(911)	(147)	(3,356)	(4,381)
Gain (loss) on extinguishment of convertible debentures	3	—	(669)	(134)
Other income (expense), net	(405)	(28)	(504)	44

Income (loss) before (provision) benefit for income taxes	28,083	(946)	6,233	13,113
(Provision) benefit for income taxes	(11,138)	288	(4,273)	(7,422)

Net income (loss)	16,945	(658)	1,960	5,691
Net (income) loss attributable to noncontrolling interest, net of tax	(94)	32	626	617

Net income (loss) attributable to CRA International, Inc.	$16,851	$(626)	$2,586	$6,308

Net income (loss) per share attributable to CRA International, Inc.:
Basic	$1.60	$(0.06)	$0.24	$0.59

Diluted	$1.57	$(0.06)	$0.24	$0.59

Weighted average number of shares outstanding:
Basic	10,555	10,567	10,643	10,608

Diluted	10,739	10,567	10,773	10,718

See accompanying notes to the consolidated financial statements.

CRA INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	January 1, 2011	November 27, 2010
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$61,587	$87,505	$74,218
Short-term investments	14,495	—	6,265
Accounts receivable, net of allowances of $6,548 at December 31, 2011, $7,036 at January 1, 2011, and $6,946 at November 27, 2010	68,394	55,806	59,497
Unbilled services	16,326	26,889	34,738
Prepaid expenses and other assets	8,224	10,597	11,742
Deferred income taxes	20,898	11,233	11,143

Total current assets	189,924	192,030	197,603
Property and equipment, net	21,611	17,618	17,745
Goodwill	140,654	140,681	141,166
Intangible assets, net of accumulated amortization of $6,806 at December 31, 2011, $5,543 at January 1, 2011, and $5,470 at November 27, 2010	2,472	3,147	3,259
Deferred income taxes, net of current portion	105	3	3
Other assets	17,341	13,886	13,923

Total assets	$372,107	$367,365	$373,699

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,469	$10,539	$12,856
Accrued expenses	60,502	49,358	54,420
Deferred revenue and other liabilities	7,707	6,187	5,638
Deferred income taxes	—	28	28
Current portion of convertible debentures payable	—	21,651	21,601
Current portion of deferred rent	2,870	3,080	3,106
Current portion of notes payable	650	450	450
Current portion of deferred compensation	75	204	151

Total current liabilities	82,273	91,497	98,250
Notes payable, net of current portion	1,631	2,069	2,211
Deferred rent and other non-current liabilities	9,423	11,165	10,238
Deferred compensation and other non-current liabilities	1,714	98	69
Deferred income taxes, net of current portion	8,659	7,112	6,511
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—	—
Common stock, no par value; 25,000,000 shares authorized; 10,329,051 shares issued and outstanding at December 31, 2011, 10,567,052 shares issued and outstanding at January 1, 2011 and November 27, 2010	98,578	103,067	103,121
Receivables from shareholders	(236)	(1,400)	(1,561)
Retained earnings	175,600	158,749	159,375
Accumulated other comprehensive loss	(6,338)	(5,662)	(5,207)

Total CRA International, Inc. shareholders' equity	267,604	254,754	255,728
Noncontrolling interest	803	670	692

Total shareholders' equity	268,407	255,424	256,420

Total liabilities and shareholders' equity	$372,107	$367,365	$373,699

See accompanying notes to the consolidated financial statements.

CRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Transition Period	Year Ended	Year Ended
	December 31, 2011 (52 weeks)	January 1, 2011 (5 weeks)	November 27, 2010 (52 weeks)	November 28, 2009 (52 weeks)
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$16,945	$(658)	$1,960	$5,691
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of effect of acquired businesses:
Depreciation and amortization	5,103	652	5,710	7,830
Loss on disposal of property and equipment	146	—	266	894
Deferred rent	(1,956)	920	(536)	2,101
Deferred income taxes	(8,739)	485	3,294	6,378
(Gain) loss on extinguishment of convertible debentures	(3)	—	669	134
Share-based compensation expenses	5,769	795	6,572	6,824
Excess tax benefits from share-based compensation	(49)	—	(53)	—
Noncash interest from discount on convertible debentures	232	50	1,177	1,457
Foreign currency exchange loss	—	—	—	390
Changes in operating assets and liabilities:
Accounts receivable	(12,545)	3,642	(92)	10,270
Unbilled services	12,640	7,699	(7,102)	7,738
Prepaid expenses and other assets	(47)	324	7,266	(4,705)
Accounts payable, accrued expenses, and other liabilities	12,535	(6,372)	(5,510)	(23,274)

Net cash provided by operating activities	30,031	7,537	13,621	21,728
INVESTING ACTIVITIES:
Consideration relating to acquisitions, net	(844)	—	9,999	(15,682)
Purchase of property and equipment	(8,246)	(347)	(4,144)	(2,231)
Purchase of investments	(61,049)	—	(59,992)	(23,326)
Sale of investments	46,554	6,275	77,579	—
Collections on notes receivable	64	—	89	89

Net cash (used in) provided by investing activities	(23,521)	5,928	23,531	(41,150)
FINANCING ACTIVITIES:
Issuance of common stock, principally stock options exercises	620	—	1,010	113
Payments on notes payable	(334)	(150)	(550)	(489)
Extinguishment of convertible debentures	(21,880)	—	(40,401)	(16,501)
Tax withholding payment reimbursed by restricted shares	(1,146)	—	(1,072)	(757)
Excess tax benefits from share-based compensation	49	—	53	—
Repurchase of common stock	(9,054)	—	(4,473)	(93)
Repurchase of treasury stock by Neuco, Inc.	(33)	(17)	(450)	—

Net cash used in financing activities	(31,778)	(167)	(45,883)	(17,727)
Effect of foreign exchange rates on cash and cash equivalents	(650)	(11)	143	642
Net (decrease) increase in cash and cash equivalents	(25,918)	13,287	(8,588)	(36,507)
Cash and cash equivalents at beginning of period	87,505	74,218	82,806	119,313

Cash and cash equivalents at end of period	$61,587	$87,505	$74,218	$82,806

Noncash investing and financing activities:
Repurchase of shares in exchange for notes receivable by Neuco, Inc.	$—	$—	$422	$280

Notes payable issued for acquired businesses	$—	$—	$—	$834

Supplemental cash flow information:
Cash paid for taxes	$18,744	$25	$915	$1,939

Cash paid for interest	$558	$315	$2,298	$2,577

See accompanying notes to the consolidated financial statements.

CRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock					CRA International, Inc. Shareholders' Equity
					Accumulated Other Comprehensive Income (Loss)
	Shares Issued	Amount	Receivable from Shareholder	Retained Earnings			Noncontrolling Interest	Total Shareholders' Equity
BALANCE AT NOVEMBER 29, 2008	10,552,432	$96,483	$(2,098)	$150,481	$(7,987)	$236,879	$2,089	$238,968
Net income (loss)				6,308		6,308	(617)	5,691
Foreign currency translation adjustment					4,772	4,772		4,772

Comprehensive income (loss)				6,308	4,772	11,080	(617)	10,463
Exercise of stock options	5,000	113				113		113
Share-based compensation expense for employees		6,452				6,452		6,452
Restricted shares vesting	107,794
Redemption of vested employee restricted shares for tax withholding	(33,091)	(757)				(757)		(757)
Tax deficit on stock option exercises and restricted share vesting		(556)				(556)		(556)
Notes receivable issued to shareholders			(85)			(85)		(85)
Payments received on notes receivable from shareholders			329			329		329
Shares repurchased	(4,087)	(93)				(93)		(93)
Shares issued for acquisition of business	11,201	280				280		280
Share-based compensation expense for non-employees		223				223		223
Convertible debenture extinguishment		247				247		247
Equity transactions of noncontrolling interest							131	131

BALANCE AT NOVEMBER 28, 2009	10,639,249	$102,392	$(1,854)	$156,789	$(3,215)	$254,112	$1,603	$255,715
Net income (loss)				2,586		2,586	(626)	1,960
Foreign currency translation adjustment					(1,992)	(1,992)		(1,992)

Comprehensive income (loss)				2,586	(1,992)	594	(626)	(32)
Exercise of stock options	68,435	1,006				1,006		1,006
Share-based compensation expense for employees		6,358				6,358		6,358
Restricted shares vesting	137,622
Redemption of vested employee restricted shares for tax withholding	(43,484)	(1,072)				(1,072)		(1,072)
Tax deficit on stock option exercises and restricted share vesting		(1,131)				(1,131)		(1,131)
Notes receivable issued to shareholders			(77)			(77)		(77)
Payments received on notes receivable from shareholders			370			370		370
Shares repurchased	(234,770)	(4,473)				(4,473)		(4,473)
Share-based compensation expense for non- employees		91				91		91
Convertible debenture extinguishment		41				41		41
Equity transactions of noncontrolling interest and effect of change in ownership interest in NeuCo, Inc.		(91)				(91)	(285)	(376)

BALANCE AT NOVEMBER 27, 2010	10,567,052	$103,121	$(1,561)	$159,375	$(5,207)	$255,728	$692	$256,420
Net loss				(626)		(626)	(32)	(658)
Foreign currency translation adjustment					(455)	(455)		(455)

Comprehensive loss				(626)	(455)	(1,081)	(32)	(1,113)
Share-based compensation expense for employees		774				774		774
Tax deficit on stock option exercises and restricted share vesting		(839)				(839)		(839)
Payments received on notes receivable from shareholders			161			161		161
Share-based compensation expense for non-employees		11				11		11
Equity transactions of noncontrolling interest.							10	10

BALANCE AT JANUARY 1, 2011	10,567,052	$103,067	$(1,400)	$158,749	$(5,662)	$254,754	$670	$255,424
Net income				16,851		16,851	94	16,945
Foreign currency translation adjustment					(676)	(676)		(676)

Comprehensive income (loss)				16,851	(676)	16,175	94	16,269
Exercise of stock options	47,009	620				620		620
Share-based compensation expense for employees		5,696				5,696		5,696
Restricted shares vesting	164,086
Redemption of vested employee restricted shares for tax withholding	(50,724)	(1,146)				(1,146)		(1,146)
Tax deficit on stock option exercises and restricted share vesting		(639)				(639)		(639)
Notes receivable issued to shareholders			(36)			(36)		(36)
Payments received on notes receivable from shareholders			1,200			1,200		1,200
Shares repurchased	(398,372)	(9,054)				(9,054)		(9,054)
Share-based compensation expense for non- employees		34				34		34
Equity transactions of noncontrolling interest.							39	39

BALANCE AT DECEMBER 31, 2011	10,329,051	$98,578	$(236)	$175,600	$(6,338)	$267,604	$803	$268,407

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

Fiscal Year Change

        On December 17, 2010, the Company's Board of Directors approved a change in the Company's fiscal year end from the last Saturday in November to the Saturday nearest December 31 of each year. The fiscal year change was effective beginning with the 2011 fiscal year, which began January 2, 2011 and ended December 31, 2011. As a result of the change, the Company had a five-week transition period which began November 28, 2010 and ended January 1, 2011 ("transition period"). The audited results of the five-week transition period are presented herein. The fiscal year change was not effective until after the completion of the 2010 fiscal year. Therefore, the prior year comparative financial and other information reported in the financial statements herein continues to be presented based on the Company's prior fiscal year end calendar.

        CRA's fiscal years periodically contain 53 weeks rather than 52 weeks. Fiscal 2011, fiscal 2010 and fiscal 2009 were 52-week years.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. In addition, as more fully explained below, the consolidated financial statements include the Company's interest in NeuCo, Inc. ("NeuCo"). All significant intercompany accounts have been eliminated.

NeuCo Interest

        During fiscal 2009, the Company's ownership interest in NeuCo was 49.15%. During fiscal 2010, NeuCo acquired $0.9 million of its outstanding shares. As a result of this transaction, the Company's ownership interest in NeuCo increased from 49.15% to 55.89%. CRA's ownership interest has constituted control under GAAP for all periods presented. Therefore, NeuCo's financial results have been consolidated with CRA and the portion of NeuCo's results allocable to its other owners is shown as "noncontrolling interest." The increase in the Company's ownership in NeuCo during the second quarter of fiscal 2010 was accounted for as an adjustment to shareholders' equity in the accompanying consolidated financial statements.

        NeuCo's revenues included in the Company's consolidated statements of operations for fiscal 2011, the five-week transition period ended January 1, 2011, fiscal 2010, and fiscal 2009 totaled approximately $6.2 million, $0.4 million, $6.4 million, and $8.9 million, respectively. NeuCo's net income included in the Company's consolidated statements of operations for fiscal 2011 was approximately $0.2 million. NeuCo's net loss included in the Company's consolidated statements of operations for the five-week transition period ended January 1, 2011, fiscal 2010, and fiscal 2009 totaled approximately $0.1 million, $1.3 million, and $1.5 million, respectively. NeuCo's net income, net of amounts allocable to its other owners, included in the Company's consolidated statements of operations for fiscal 2011 was

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

approximately $0.1 million. NeuCo's net loss, net of amounts allocable to its other owners, included in the Company's consolidated statements of operations for the five-week transition period ended January 1, 2011, fiscal 2010, and fiscal 2009 totaled approximately $39,000, $0.7 million, and $0.8 million, respectively.

        NeuCo's interim reporting schedule is based on calendar month-ends, and its fiscal year end is the last Saturday of November. Prior to CRA changing its fiscal year, the first three quarters of CRA's fiscal year could have included up to a three-week reporting lag between CRA's quarter end and the most recent financial statements available from NeuCo. Starting with the new fiscal year beginning January 2, 2011, CRA's quarterly results could include a few days reporting lag between CRA's quarter end and the most recent financial statements available from NeuCo. CRA does not believe that the reporting lag, if any, will have a significant impact on CRA's consolidated statements of operations or financial condition.

Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make significant estimates and judgments that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of consolidated revenues and expenses during the reporting period. Estimates in these consolidated financial statements include, but are not limited to, accounts receivable allowances, revenue recognition on fixed price contracts, depreciation of property and equipment, share-based compensation, valuation of acquired intangible assets, impairment of long lived assets, goodwill, accrued and deferred income taxes, valuation allowances on deferred tax assets, accrued compensation, accrued exit costs, and other accrued expenses. These items are monitored and analyzed by the Company for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. CRA bases its estimates on historical experience and various other assumptions that CRA believes to be reasonable under the circumstances. Actual results may differ from those estimates if CRA's assumptions based on past experience or other assumptions do not turn out to be substantially accurate.

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

        CRA recognizes substantially all of its revenues under written service contracts with its clients when the fee is fixed or determinable, as the services are provided, and only in those situations where collection from the client is reasonably assured and sufficient contractual documentation has been obtained. In certain cases CRA provides services to its clients without sufficient contractual documentation, or fees are tied to performance-based criteria, which require the Company to defer revenue in accordance with U.S. GAAP. In these cases, these amounts are fully reserved until all criteria for recognizing revenue are met.

        Most of CRA's revenue is derived from time-and-materials service contracts. Revenues from time-and-materials service contracts are recognized as services are provided based upon hours worked and contractually agreed-upon hourly rates, as well as indirect fees based upon hours worked.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Revenues from the majority of the Company's fixed-price engagements are recognized on a proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. CRA derived approximately 22%, 26%, 21%, and 12% of consolidated revenues from fixed-price engagements in fiscal 2011, the five-week transition period ended January 1, 2011, fiscal 2010, and fiscal 2009, respectively. Project costs are based on the direct salary of the consultants on the engagement plus all direct expenses incurred to complete the engagement. The proportional performance method is used since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and terms set forth in the contract, and are indicative of the level of benefit provided to CRA's clients. Fixed-price contracts generally include a termination provision that converts the agreement to a time-and-materials contract in the event of termination of the contract. CRA's management maintains contact with project managers to discuss the status of the projects and, for fixed-price engagements, management is updated on the budgeted costs and resources required to complete the project. These budgets are then used to calculate revenue recognition and to estimate the anticipated income or loss on the project. Occasionally, CRA has been required to commit unanticipated additional resources to complete projects, which has resulted in lower than anticipated income or losses on those contracts. CRA may experience similar situations in the future. Provisions for estimated losses on contracts are made during the period in which such losses become probable and can be reasonably estimated. To date, such losses have not been significant.

        Revenues also include reimbursable expenses, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. Reimbursable expenses are as follows (in thousands):

	Year Ended	Transition Period	Year Ended	Year Ended
	December 31, 2011 (52 weeks)	January 1, 2011 (5 weeks)	November 27, 2010 (52 weeks)	November 28, 2009 (52 weeks)
Reimbursable expenses	$39,722	$2,936	$37,585	$43,961

        CRA maintains accounts receivable allowances for estimated losses and disputed amounts resulting from clients' failure to make required payments. The Company bases its estimates on historical collection experience, current trends, and credit policy. In determining these estimates, CRA examines historical write-offs of its receivables and reviews client accounts to identify any specific customer collection issues. If the financial condition of CRA's customers were to deteriorate or disputes were to arise regarding the services provided, resulting in an impairment of their ability or intent to make payment, additional allowances may be required.

        Unbilled services represent revenue recognized by CRA for services performed but not yet billed to the client. Deferred revenue represents amounts billed or collected in advance of services rendered.

        CRA collects goods and services and value added taxes from customers and records these amounts on a net basis, which is within the scope of Accounting Standards Codification ("ASC") Topic 605-45, "Principal Agent Considerations".

Cash Equivalents and Investments

        Cash equivalents consist principally of funds holding only U.S. government obligations, money market funds, and commercial paper, with maturities of three months or less when purchased. As of December 31, 2011, a portion of the Company's cash accounts was concentrated at a single financial institution, which potentially exposes the Company to credit risks. As of December 31, 2011, the financial institution has generally "stable" credit ratings and the Company has not experienced any

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

losses related to such accounts. The short-term credit rating of this financial institution is A-1 by Standard & Poor's ratings services. The Company does not believe that there is significant risk of non-performance by the financial institution, the cash on deposit is fully liquid, the Company continually monitors the credit ratings of the institution, and limits the amount of cash maintained at this institution.

        Short-term investments generally consist of commercial paper and Canadian government bonds and have maturities of more than three months and less than one year when purchased. These short-term investments are expected to be held-to-maturity and are classified as such in the accompanying consolidated financial statements. The carrying amounts of these instruments classified as cash equivalents and short-term investments are stated at amortized cost, which approximates fair value because of their short-term maturity. As of December 31, 2011, short-term investments included $14.5 million in commercial paper and are considered Level 2 inputs within the fair value hierarchy. At January 1, 2011, CRA did not hold any short-term investments. At November 27, 2010, short-term investments included $4.5 million in commercial paper and $1.8 million in Canadian government bonds which were considered Level 2 and Level 1 inputs, respectively, within the fair value hierarchy.

        If a decline in fair value below the amortized cost basis of an investment is judged to be other-than-temporary, the cost basis of the investment is written down to fair value. For those investments for which the fair value of the investment is less than its amortized cost, the credit-related portion of other-than-temporary impairment losses is recognized in earnings while the noncredit-related portion is recognized in other comprehensive income, net of related taxes. The Company does not intend to sell such investments, if any, and it is more likely than not that it will not be required to sell such investments prior to the recovery of its amortized cost basis less any current period credit losses. During fiscal 2011, the five-week transition period ended January 1, 2011, fiscal 2010, and fiscal 2009, the Company did not write-down any investment balances.

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

Goodwill

        In accordance with ASC Topic 350, "Intangibles—Goodwill and Other", goodwill is not subject to amortization, but is monitored at least annually for impairment, or more frequently, as necessary, if there are other indicators of impairment. For the Company's goodwill impairment analysis, the Company operates under one reporting unit. Any impairment would be measured based upon the fair value of the related asset. Under ASC Topic 350, in performing the first step of the goodwill impairment testing and measurement process, the Company compares its entity-wide estimated fair value to net book value to identify potential impairment. Management estimates the entity-wide fair value utilizing the Company's market capitalization, plus an appropriate control premium. Market capitalization is determined by multiplying the shares outstanding on the assessment date by the average market price of CRA's common stock over a reasonable period of time based upon management's judgment. The Company has utilized a control premium which considers appropriate industry, market and other pertinent factors, including indications of such premiums from data on recent acquisition transactions. If the fair value of the reporting unit is less than the book value, the second step is performed to determine if goodwill is impaired. If the Company determines through the impairment evaluation process that goodwill has been impaired, an impairment charge would be recorded in the consolidated statement of operations. The Company completed the annual impairment

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

test required during the fourth quarter of fiscal 2011 and determined that there was no impairment. At the time of the annual test, the entity-wide estimated fair value exceeded the net book value by approximately 25%. The Company continues to monitor its market capitalization. If the Company's market capitalization, plus an estimated control premium, is below its carrying value for a period considered to be other-than-temporary, it is possible that the Company may be required to record an impairment of goodwill either as a result of the annual assessment that the Company conducts in the fourth quarter of each fiscal year, or in a future quarter if an indication of potential impairment is evident. A non-cash goodwill impairment charge would have the affect of decreasing the Company's earnings in such period.

Intangible Assets

        Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their estimated useful lives. Intangible assets are amortized on a straight line basis over the related estimated lives and consist of non-competition agreements, customer relationships, customer lists, developed technology, and trademarks, which are generally amortized on a straight-line basis over their remaining useful lives of four to ten years.

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

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Concentration of Credit Risk

        The Company's billed and unbilled receivables consist of receivables from a broad range of clients in a variety of industries located throughout the U.S. and in other countries. The Company performs a credit evaluation of its clients to minimize its collectability risk. Periodically, the Company will require advance payment from certain clients. However, the Company does not require collateral or other security. Historically, the Company has not experienced significant write-offs. The Company maintains accounts receivable allowances for estimated losses and disputed amounts resulting from clients' failures to make required payments. The Company bases its estimates on historical collection experience, current trends, and credit policy. In determining these estimates, CRA examines historical write-offs of its receivables and reviews client accounts to identify any specific customer collection issues. If the financial condition of any of CRA's customers were to deteriorate, resulting in an impairment of their ability or intent to make payment, additional allowances may be required.

        A rollforward of the accounts receivable allowances is as follows (in thousands):

		Transition Period
	Fiscal Year		Fiscal Year
		January 1, 2011
	2011		2010
Balance at beginning of period	$7,036	$6,946	$6,812
Change related to NeuCo	(155)	—	13
Additions charged to revenues	4,628	646	2,733
Amounts written off	(4,961)	(556)	(2,612)

Balance at end of period	$6,548	$7,036	$6,946

        Amounts deemed uncollectible, either due to the client's inability or unwillingness to pay, are recorded as a reduction to revenues.

Share-Based Compensation

        CRA accounts for equity-based compensation using a fair value based recognition method. Under the fair value recognition requirements of ASC Topic 718, "Compensation-Stock Compensation" ("ASC Topic 718"), share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. The amount of share-based compensation expense recognized at any date must at least equal the portion of grant date value of the award that is vested at that date.

        For share-based awards granted to non-employee experts, CRA accounts for the compensation under variable accounting in accordance with ASC Topic 718 and ASC Topic 505-50, "Equity-Based Payments to Non-Employees" (formerly Emerging Issues Task Force 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services"), and recognizes the cost over the related vesting period. For performance-based

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

restricted stock units awarded to employees, CRA accounts for the compensation under variable accounting in accordance with ASC Topic 718, and recognizes the cost over the related vesting period.

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

        In addition, the calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several different tax jurisdictions. The Company records liabilities for estimated tax obligations resulting in a provision for taxes that may become payable in the future, in accordance with ASC Topic 740-10, "Income Taxes," which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. CRA includes accrued interest and penalties, if any, related to uncertain tax positions in income tax expense.

Foreign Currency Translation

        Balance sheet accounts of the Company's foreign subsidiaries are translated into U.S. dollars at year-end exchange rates and operating accounts are translated at average exchange rates for each year. The resulting translation adjustments are recorded in shareholders' equity as a component of accumulated other comprehensive income (loss). Foreign currency transactions are translated at current exchanges rates, with adjustments recorded in the statement of operations. The effect of transaction gains and losses recorded in income (loss) amounted to a loss of $0.4 million for fiscal 2011, a gain of $47,000 during the five-week transition period ended January 1, 2011, a loss of $0.5 million for fiscal 2010, and a gain of $44,000 for fiscal 2009.

Recent Accounting Standards

Goodwill

        In September 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment ("ASU 2011-08"). The objective of ASU 2011-08 is to simplify how entities test goodwill for impairment. The amendments in ASU 2011-08 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company believes the adoption of ASU 2011-08 will have no impact on its financial position, results of operations, cash flows, or disclosures.

        In December 2010, the FASB issued ASU No. 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Carrying Amounts ("ASU 2010-28"). ASU 2010-28 clarifies the requirement to test for impairment of goodwill. Topic 350 requires that goodwill be tested for impairment if the carrying amount of a reporting unit exceeds its fair value. Under ASU 2010-28, when the carrying amount of a reporting unit is zero or negative, an entity must assume that it is more likely than not that a goodwill impairment exists, perform an additional test to determine whether goodwill has been impaired, and calculate the amount of that impairment. The modifications to Topic 350 resulting from the issuance of ASU 2010-28 are effective for fiscal years beginning after December 15, 2010 and interim periods within those years. The adoption of the provisions of ASU 2010-28 had no effect on the Company's financial position, results of operations, cash flows, or disclosures.

Comprehensive Income

        In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income ("ASU 2011-05"). The objective of ASU 2011-05 is to increase the prominence of items reported in other comprehensive income. The main provisions of ASU 2011-05 provide that an entity that reports items of other comprehensive income has the option to present comprehensive income in either one or two consecutive financial statements. The option in current U.S. GAAP that permits the presentation of other comprehensive income in the statement of changes in equity has been eliminated. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. Early adoption is permitted. The Company believes the adoption of ASU 2011-05 changes its financial statement presentation but will have no impact on its financial position, results of operations, cash flows, or disclosures.

Fair Value Measurements

        In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"). ASU 2011-04 does not require additional fair value measurements and is primarily a convergence of words between U.S. GAAP and IFRS. ASU 2011-04 is effective for the first interim or annual reporting period beginning on or after December 15, 2011, and the Company believes the adoption of ASU 2011-04 will have no impact on its financial position, results of operations, cash flows, or disclosures.

Business Combinations

        In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations ("ASU 2010-29"), which requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The amendments in ASU 2010-29 are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of the provisions of ASU 2010-29 had no effect on the Company's financial position, results of operations, cash flows, or disclosures.

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

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

purchase method of accounting, and the results of operations have been included in the accompanying statements of operations from the date of acquisition.

3.     Goodwill and Intangible Assets

        The changes in the carrying amount of goodwill for fiscal 2011, the five-week transition period ended January 1, 2011, and fiscal 2010 are as follows (in thousands):

Balance at November 28, 2009	$141,964
Goodwill adjustments related to acquisitions	(84)
Goodwill adjustments related to NeuCo	1,191
Effect of foreign currency translation and other adjustments	(1,905)

Balance at November 27, 2010	$141,166

Goodwill adjustments related to sale of Asia-Pacific based Energy practice	(39)
Effect of foreign currency translation and other adjustments	(446)

Balance at January 1, 2011	$140,681

Goodwill adjustments related to acquisitions	85
Effect of foreign currency translation and other adjustments	(112)

Balance at December 31, 2011	$140,654

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

        The net amount of goodwill as of December 31, 2011, January 1, 2011, and November 27, 2010 includes the following amounts (in thousands):

	December 31, 2011	January 1, 2011	November 27, 2010
Goodwill attributable to the acquisition of Marakon	$990	$990	$990
Goodwill attributable to NeuCo	4,588	4,588	4,588
Goodwill attributable to acquisitions that occurred prior to fiscal 2007	135,076	135,103	135,588

Goodwill balance	$140,654	$140,681	$141,166

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives.

        The components of acquired identifiable intangible assets are as follows (in thousands):

	December 31, 2011	January 1, 2011	November 27, 2010
Non-competition agreements, net of accumulated amortization of $2,804, $2,363, and $2,333, respectively	1,475	$1,877	$1,930
Customer relationships, net of accumulated amortization of $2,529, $2,120, and $2,092, respectively	948	1,209	1,254
Other intangible assets, net of accumulated amortization of $1,473, $1,060, and $1,045, respectively	49	61	75

	$2,472	$3,147	$3,259

        Amortization of intangible assets was $0.9 million, $0.1 million, $1.0 million, and $1.4 million in fiscal 2011, the five-week transition period ended January 1, 2011, fiscal 2010, and fiscal 2009, respectively. Amortization of intangible assets held at December 31, 2011 for the next five fiscal years is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
2012	$718
2013	703
2014	603
2015	273
2016	92

$2,389

4.     Property and Equipment

        Property and equipment consist of the following (in thousands):

	December 31, 2011	January 1, 2011	November 27, 2010
Computer, office equipment and software	$25,478	$18,946	$18,737
Leasehold improvements	25,569	24,815	24,926
Furniture	9,169	9,364	9,376

	60,216	53,125	53,039
Accumulated depreciation and amortization	(38,605)	(35,507)	(35,294)

	$21,611	$17,618	$17,745

        Depreciation expense, including amounts recorded in costs of services, was $4.1 million, $0.4 million, $5.2 million, and $7.4 million in fiscal 2011, the five-week transition period ended January 1, 2011, fiscal 2010, and fiscal 2009, respectively.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.     Accrued Expenses

        Accrued expenses consist of the following (in thousands):

	December 31, 2011	January 1, 2011	November 27, 2010
Compensation and related expenses	$53,438	$42,762	$47,553
Income taxes payable	2,602	1,185	1,165
Accrued interest	43	71	356
Other	4,419	5,340	5,346

	$60,502	$49,358	$54,420

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

        The changes in the carrying amount of asset retirement obligations as of December 31, 2011, January 1, 2011, and November 27, 2010 are as follows (in thousands):

Balance at November 28, 2009	$881
Accretion	34
Adjustments	15
Effect of foreign currency translation	(30)

Balance at November 27, 2010	900
Accretion	3
Adjustments	(5)
Effect of foreign currency translation	(8)

Balance at January 1, 2011	890
Accretion	34
Effect of foreign currency translation	(2)

Balance at December 31, 2011	$922

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

        During fiscal 2010, the Company repurchased convertible debentures in the principal amount of $40.7 million, on the open market. During fiscal 2009, the Company repurchased convertible debentures in the principal amount of approximately $17.3 million, on the open market.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The $21.7 million convertible debt balance as of January 1, 2011, represented the principal amount of $21.9 million, net of the unamortized debt discount totaling $0.2 million. The $21.6 million convertible debt balance as of November 27, 2010 represented the principal amount of $21.9 million, net of the unamortized debt discount totaling $0.3 million. The carrying amount of the common stock component of the convertible debentures was $7.7 million as of each of December 31, 2011, January 1, 2011, and fiscal 2010 and is included in common stock.

        Through June 15, 2011, the effective interest rate of the debentures for fiscal 2011 was 5.7%. The effective interest rates of the debentures for the five-week transition period ended January 1, 2011, fiscal 2010, and fiscal 2009 were 5.7% and 5.6%, and 5.5% respectively.

        For fiscal 2011, the five-week transition period ended January 1, 2011, fiscal 2010, and fiscal 2009, the contractual interest, amortization of prepaid debt issuance costs, and amortization of the discount included in interest expense was $0.6 million, $0.1 million, $2.9 million, and $4.0 million, respectively.

        Borrowings under the Revolving Line of Credit.    The Company has a $60.0 million revolving line of credit with RBS Citizens, N.A that provides CRA with the additional flexibility to meet any unforeseen financial requirements. The amounts available under this revolving line of credit are constrained by various financial covenants and are reduced by certain letters of credit outstanding, which amounted to $0.7 million as of December 31, 2011. There were no amounts outstanding under this revolving line of credit as of December 31, 2011.

        On January 11, 2011, the Company amended its loan agreement dated as of January 14, 2004 with Citizens that governs this revolving line of credit. The amendment extended the termination date of the agreement from April 30, 2012 to April 30, 2014, changed the calculation of interest on borrowings using margins above LIBOR that range from 1.75% to 2.75% (a decrease from the prior range of 2% to 3.5%), relaxed the agreement's financial ratio covenants and broadened certain exceptions to the agreement's covenants against certain dispositions, indebtedness and acquisitions, and added change of control as an event of default under the agreement. The financial covenants require the Company to maintain a minimum consolidated working capital of $25.0 million and to comply with a consolidated senior debt to EBITDA ratio of not more than 2.5 to 1.0. The non-financial covenant restrictions of the senior credit agreement include, but are not limited to, the Company's ability to incur additional indebtedness, engage in acquisitions or dispositions, and enter into business combinations. As of December 31, 2011, the Company was in compliance with its agreement with the bank.

        Borrowings under the credit facility are secured by 100% of the stock of certain of CRA's U.S. subsidiaries and 65% of the stock of CRA's foreign subsidiaries, which represents approximately $28.9 million in net assets as of December 31, 2011.

8.     Employee Benefit Plans

        The Company maintains qualified defined-contribution plans under Section 401(k) of the Internal Revenue Code, covering substantially all U.S. employees who meet specified age and service requirements. Company contributions are made at the discretion of the Company, and cannot exceed the maximum amount deductible under applicable provisions of the Internal Revenue Code. Company contributions under these plans amounted to approximately $2.7 million, $0.2 million, $2.2 million, and $2.2 million, for fiscal 2011, the five-week transition period ended January 1, 2011, fiscal 2010, and fiscal 2009, respectively.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.     Leases

        At December 31, 2011, the Company had the following minimum rental commitments for office space and equipment leases, all of which are under non-cancelable operating leases (in thousands):

Fiscal Year	Rental Commitments
2012	$16,734
2013	16,319
2014	16,483
2015	8,856
2016	3,539
Thereafter	2,050

$63,981
Future minimum rentals under sublease arrangements	(7,150)

$56,831

        Certain office leases contain renewal options which the Company may exercise at its discretion, which were not included in the amounts above. Rent expense was approximately $13.6 million in fiscal 2011, $1.3 million for the five-week transition period ended January 1, 2011, $15.7 million in fiscal 2010, and $17.2 million in fiscal 2009. Included in rent expense were $1.0 million, $2.1 million, and $1.6 million in restructuring charges in fiscal 2011, fiscal 2010, and fiscal 2009, respectively.

        The Company is party to standby letters of credit with its bank in support of the minimum future lease payments under leases for office space amounting to $0.4 million as of December 31, 2011.

10.   Net Income (Loss) Per Share

        Basic net income (loss) per share represents net income (loss) divided by the weighted average shares of common stock outstanding during the period. Diluted net income (loss) per share represents net income (loss) divided by the weighted average shares of common stock and common stock equivalents, if applicable, outstanding during the period. Common stock equivalents arise from stock options and unvested restricted share awards, using the treasury stock method. Under the treasury stock method, the amount the Company would receive on the exercise of stock options and the vesting of the restricted stock awards, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in common stock when these awards become deductible are assumed to be used to repurchase the shares underlying these awards at the average share price for each fiscal period, and these repurchased shares are netted against the underlying stock options and unvested restricted shares. A reconciliation of basic to diluted weighted average shares of common stock outstanding is as follows (in thousands):

	Fiscal Year 2011	Transition Period	Fiscal Year 2010	Fiscal Year 2009
Basic weighted average shares outstanding	10,555	10,567	10,643	10,608
Common stock equivalents:
Stock options and restricted stock	184	—	130	110

Diluted weighted average shares outstanding	10,739	10,567	10,773	10,718

        For the five-week transition period ended January 1, 2011, all common stock equivalents were excluded from the calculation of diluted weighted average shares outstanding because they were anti-dilutive and amounted to 1,244,708 share based awards. These anti-dilutive share based awards

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

included approximately 174,000 common stock equivalents that would have been included in the diluted weighted average shares outstanding if the Company had net income.

        For fiscal 2011, fiscal 2010, and fiscal 2009, the anti-dilutive share based awards that were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding amounted to 1,045,351, 1,047,146, and 977,954 shares, respectively. These share-based awards were anti-dilutive because their exercise price exceeded the average market price for the respective period.

11.   Common Stock

        Issuances of Common Stock in Connection with Business Acquisitions.    During fiscal 2009, the Company issued 11,201 shares of its common stock pursuant to an earn-out arrangement related to an acquisition that was completed prior to fiscal 2009. The restricted shares issued in connection with the acquisition vest over four years and are held in escrow until the vesting restrictions placed on them have lapsed.

        Share-Based Compensation.    Approximately $5.7 million, $0.8 million, $6.4 million, and $6.5 million of share-based compensation expense were recorded in fiscal 2011, the five-week transition period ended January 1, 2011, fiscal 2010, and fiscal 2009, respectively, as an increase to common stock for share-based payment awards made to the Company's employees and directors, based on the estimated grant date fair values of stock options and restricted stock awards vesting during the period.

        CRA also recorded $34,000, $11,000, $0.1 million, and $0.2 million for fiscal 2011, the five-week transition period ended January 1, 2011, fiscal 2010, and fiscal 2009, respectively, in shared-based compensation expense for grants to non-employee experts.

        Restricted Share Vesting.    In fiscal 2011, fiscal 2010, and fiscal 2009, 164,086, 137,622, and 107,794 restricted shares vested, respectively. CRA redeemed 50,724, 43,484, and 33,091 of the restricted shares that vested from the holders in order to pay $1.1 million, $1.1 million, and $0.8 million of employee tax withholdings. There were no restricted shares that vested during the five-week transition period ended January 1, 2011.

        Common Stock Repurchases and Retirements.    In July 2006 and June 2007, the Company's Board of Directors authorized multi-year stock repurchase program of up to a total of 500,000 and 1,500,000 shares of its common stock, respectively. On July 6, 2010, the Company announced that its Board of Directors approved a share repurchase program of up to $5 million of the Company's common stock. On August 30, 2011, the Company announced that its Board of Directors approved an expanded share repurchase program of up to an additional $7.5 million of the Company's common stock. During fiscal 2011, the Company repurchased and retired 398,372 shares of its common stock under these stock repurchase programs at an aggregate price of approximately $9.1 million, resulting in approximately $3.3 million available for future repurchases. During fiscal 2010, the Company repurchased and retired 224,451 shares of its common stock under these stock repurchase programs at an aggregate price of approximately $4.2 million. On February 22, 2012, the Company's Board of Directors authorized an expanded share repurchase program of up to $4.45 million of its common stock, in addition to its currently existing share repurchase program. The Company records the retirement of its repurchased common stock as a reduction to common stock.

        In addition, during fiscal 2010 and fiscal 2009, the Company repurchased 10,319 and 4,087 shares of its common stock from non-employee experts and employees, respectively, based on contractual rights of first purchase contained in their stock purchase agreement with the Company. During fiscal 2011 and the transition period, the Company did not repurchase any shares of its common stock from non-employee experts and employees, respectively, based on these contractual rights of first purchase.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Exercise of Stock Options.    During fiscal 2011, 47,009 options were exercised for $0.6 million of proceeds. There were no stock option exercises during the five-week transition period ended January 1, 2011. During fiscal 2010, 68,435 options were exercised for $1.0 million of proceeds. During fiscal 2009, 5,000 options were exercised for $0.1 million of proceeds.

        Tax Deficit on Stock Option Exercises and Restricted Share Vesting.    The Company recorded tax deficits on stock options exercises and restricted share vestings as a decrease to common stock in fiscal 2011, the five week transition period ended January 1, 2011, fiscal 2010 and fiscal 2009 totaling $0.6 million, $0.8 million, $1.1 million and $0.6 million, respectively.

        Convertible Debenture Extinguishment.    The Company recorded $41,000 and $0.2 million as increases to common stock in fiscal 2010 and fiscal 2009, respectively, related to the repurchase of convertible debentures. There were no amounts recorded to common stock in fiscal 2011 and the five-week transition period ended January 1, 2011 related to the repurchase of convertible debentures.

12.   Share-Based Compensation

        CRA recorded $5.7 million, $0.8 million, $6.5 million, and $6.6 million of compensation expense for fiscal 2011, the five-week transition period ended January 1, 2011, fiscal 2010, and fiscal 2009, respectively, for share-based payment awards consisting of stock options and restricted stock awards and restricted stock units issued to employees based on the estimated grant date fair values. Compensation expense also includes performance-based restricted stock units awarded to employees that are accounted for under variable accounting in accordance with ASC Topic 718.

        Compensation expense, net of tax, was $3.5 million, $0.5 million, $3.9 million, and $4.0 million in fiscal 2011, the five-week transition period ended January 1, 2011, fiscal 2010, and fiscal 2009, respectively, for share-based payment awards made to the Company's employees and directors consisting of stock options, restricted stock awards, and restricted stock units issued based on the estimated grant date fair values and for performance-based restricted stock units awarded to employees that are accounted for under variable accounting. In addition, the Company recorded $34,000, $11,000, $0.1 million, and $0.2 million of share-based compensation expense during fiscal 2011, the five-week transition period ended January 1, 2011, fiscal 2010, and fiscal 2009, respectively, for share-based payment awards consisting of stock options and restricted share awards issued to non-employees.

        The weighted average fair market value using the Black-Scholes option-pricing model of the options granted was $10.01, $9.21, and $7.78 for fiscal 2011, fiscal 2010, and fiscal 2009, respectively. There were no options granted during the transition period. The fair market value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Year
	2011	2010	2009
Risk-free interest rate	1.0%	1.2%	2.1%
Expected volatility	54%	51%	48%
Weighted average expected life (in years)	5.00	5.00	4.50
Expected dividends	—	—	—

        The risk-free interest rate is based on U.S. Treasury interest rates whose term is consistent with the expected life of the stock options. Expected volatility and expected life are based on the Company's historical experience. Expected dividend yield was not considered in the option-pricing formula because CRA does not pay dividends and has no current plans to do so in the future. The forfeiture rate used

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

was based upon historical experience. CRA may adjust the estimated forfeiture rate based upon actual experience.

        CRA maintains share-based compensation plans that use restricted stock, stock options and an employee stock purchase plan to provide incentives to its directors, employees and independent contractors. CRA's Amended and Restated 2006 Equity Incentive Plan (the "2006 Incentive Plan") authorizes the grant of a variety of incentive and performance awards to its directors, employees and independent contractors, including incentive stock options, nonqualified stock options, restricted stock awards, restricted stock unit awards, performance awards and other share-based awards. The "fungibility ratio," the rate at which each share of CRA's common stock that is underlying any award other than a stock option counts against the maximum number of shares issuable under the 2006 Incentive Plan, increased from 1.8 to 2.2 during fiscal 2008 and decreased from 2.2 to 1.83 in fiscal 2010. The grant of restricted share and restricted stock unit awards through March 12, 2008 counted as the grant of 1.8 shares of common stock available under the plan for each share of common stock subject to the award, the grant of restricted share and restricted stock unit awards from March 12, 2008 to April 29, 2010 counted as the grant of 2.2 shares of common stock available under the plan for each share of common stock subject to the award, and restricted share and restricted stock unit awards granted on or after April 30, 2010 count as a grant of 1.83 shares of common stock available under the plan for each share of common stock subject to the award. A maximum of 2,832,333 shares of common stock are issuable under the 2006 Incentive Plan, which includes 658,333 shares that remained available for future awards under the Company's 1998 Incentive and Nonqualified Stock Option Plan (the "1998 Plan") as of April 21, 2006 and 341,667 shares related to stock options that have been issued under the 1998 Plan that were forfeited or terminated after April 21, 2006.

        During fiscal 2009, the Company implemented a long-term incentive program ("LTIP") for certain key employees. Under this program, participants may receive a mixture of stock options, restricted stock units, and performance-based restricted stock units. The program is designed to reward key employees and provide participants the opportunity to share in the long-term growth of the Company. During fiscal 2011, fiscal 2010 and fiscal 2009, the Company granted options, restricted stock units, and performance-based restricted stock units under this program. The awards were granted under the 2006 Incentive Plan and are included in the discussion below.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following is a rollforward of the maximum number of shares issuable under the 2006 Incentive Plan as of December 31, 2011:

	Actual Shares	Shares Using Fungibility Ratio
Maximum shares of common stock issuable under the 2006 Incentive Plan		2,832,333
Restricted shares or units granted/reserved through March 12, 2008	471,827	(849,289)
Restricted shares or units granted/reserved from March 12, 2008 to April 29, 2010	347,704	(764,949)
Restricted shares or units granted/reserved on or after April 30, 2010	651,663	(1,192,542)
Cancellation of restricted shares or units through March 12, 2008	91,277	164,299
Cancellation of restricted shares or units from March 12, 2008 to April 29, 2010	16,557	36,425
Cancellation of restricted shares or units on or after April 30, 2010	10,634	19,460
Options granted		(653,655)
Options cancelled		549,710
Options forfeited		10,000

Shares available for grant under the 2006 Incentive Plan		151,792

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

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        A summary of option activity from all plans is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2011	1,259,763	$33.67
Fiscal 2011:
Granted	216,400	22.06
Exercised	(47,009)	13.18
Forfeited	(113,687)	41.48

Outstanding at December 31, 2011	1,315,467	31.82	4.09	$328

Options exercisable at December 31, 2011	815,602	$34.76	2.96	$328

        The aggregate intrinsic value of stock options exercised was approximately $0.6 million, $0.5 million, and $26,000 for fiscal 2011, fiscal 2010, and fiscal 2009, respectively. There were no options exercised during the five-week transition period ended January 1, 2011. The following table summarizes options outstanding and options exercisable as of December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2011	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number Exercisable at December 31, 2011	Weighted-Average Exercise Price
$10.86 - 20.75	65,007	0.94	$14.50	62,207	$14.22
$20.76 - 24.11	576,490	5.41	$22.26	178,925	$22.80
$24.12 - 29.06	10,000	6.38	$25.08	—	—
$29.07 - 32.09	76,284	2.33	$31.24	76,284	$31.24
$32.10 - 32.26	174,622	2.36	$32.26	174,622	$32.26
$32.27 - 48.85	88,250	3.22	$39.07	86,250	$39.19
$48.86 - 50.00	175,000	4.50	$50.00	87,500	$50.00
$50.01 - 53.72	149,814	3.19	$50.84	149,814	$50.84

Total	1,315,467	4.09	$31.82	815,602	$34.76

        The following table summarizes the status of CRA's non-vested stock options since January 1, 2011:

	Non-vested Options
	Number of Shares	Weighted-Average Fair Value
Non-vested at January 1, 2011	435,923	$8.25
Granted	216,400	10.01
Vested	(121,785)	8.68
Forfeited	(30,673)	8.08

Non-vested at December 31, 2011	499,865	$8.92

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The total fair value of options that vested during fiscal 2011, the five-week transition period ended January 1, 2011, fiscal 2010, and fiscal 2009 was $1.1 million, $2,250, $0.9 million, and $1.1 million, respectively. As of December 31, 2011, there was $3.9 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock options granted. That cost is expected to be recognized over a weighted-average period of 3.1 years.

        CRA grants restricted stock awards, which are subject to the execution of a restricted stock agreement. Generally, these shares will vest in four equal annual installments beginning on the first anniversary of the date of grant. Total unrecognized compensation cost, net of expected forfeitures, related to restricted stock and stock unit awards as of December 31, 2011 was $5.9 million, which is expected to be recognized over a weighted-average period of 2.7 years.

        The following table summarizes the status of CRA's non-vested restricted stock and stock unit awards since November 27, 2010:

	Non-vested Restricted Stock and Stock Units
	Number of Shares	Weighted-Average Fair Value
Non-vested at November 27, 2010	435,474	$28.78
Forfeited	(5,382)	28.59

Non-vested at January 1, 2011	430,092	$28.78
Granted	130,780	20.73
Vested	(164,086)	32.69
Forfeited	(13,701)	31.87

Non-vested at December 31, 2011	383,085	$24.23

        As of December 31, 2011, there were 109,091 vested shares outstanding that include the right of first refusal provision. As of December 31, 2011, there were 130,542 options exercisable that include the right of first refusal provision.

        As of December 31, 2011, approximately 122,000 performance-based awards were earned upon the achievement of certain financial performance goals for fiscal 2011, and which will be distributed in fiscal 2012, subject to the approval of the Company's Compensation Committee of its Board of Directors. Upon such approval, approximately 25% of such shares are expected to vest, with the remaining shares expected to vest equally on November 8, 2012, November 8, 2013, and November 8, 2014. Performance share awards are valued at the fair value of CRA stock as of the grant date and expense is recognized based on the number of shares expected to vest under the terms of the award under which they are granted. As of December 31, 2011, approximately 172,000 shares will become issuable only upon achievement of certain financial performance goals, including revenue and profits, for a measurement period falling within the first quarter of fiscal 2012 through the fourth quarter of fiscal 2013. Additionally, up to approximately 132,000 shares will become issuable only upon achievement of certain financial performance goals, including revenue and profits, for a measurement period falling within the fourth quarter of fiscal 2009 through the third quarter of fiscal 2013. The Company also has outstanding commitments to make additional equity grants to certain employees of up to an aggregate of approximately $117,000 of shares if performance factors contained in their offer letters are met by the third quarter of fiscal 2012.

        The Company has adopted the 1998 Employee Stock Purchase Plan. The Stock Purchase Plan authorizes the issuance of up to an aggregate of 243,000 shares of common stock to participating employees at a purchase price equal to 85% of fair market value on either the first or the last day of

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the one-year offering period under the Stock Purchase Plan. In fiscal 2011, the five-week period ended January 1, 2011, fiscal 2010, and fiscal 2009, there were no offering periods under the Stock Purchase Plan and no shares were issued.

13.   Business Segment and Geographic Information

        CRA operates in one business segment, which is consulting services. Revenue and long-lived assets by country, based on the physical location of the operation to which the revenues or the assets relate, are as follows (in thousands):

	Fiscal Year	Transition Period	Fiscal Year	Fiscal Year
	2011 (52 weeks)	January 1, 2011 (5 weeks)	2010 (52 weeks)	2009 (52 weeks)
Revenue:
United States	$224,661	$17,030	$211,390	$224,504
United Kingdom	58,426	3,504	54,496	51,427
Australia	—	—	—	248
Other	22,141	1,716	21,538	25,460

Total foreign	80,567	5,220	76,034	77,135

	$305,228	$22,250	$287,424	$301,639

	December 31, 2011	January 1, 2011	November 27, 2010
Long-lived assets (property and equipment, net):
United States	$17,632	$12,914	$12,898
United Kingdom	3,716	4,336	4,458
Other	263	368	389

Total foreign	3,979	4,704	4,847

	$21,611	$17,618	$17,745

14.   Income Taxes

        The components of income (loss) before (provision) benefit for income taxes are as follows (in thousands):

	Fiscal Year	Transition Period	Fiscal Year	Fiscal Year
	2011 (52 weeks)	January 1, 2011 (5 weeks)	2010 (52 weeks)	2009 (52 weeks)
Income (loss) before (provision) benefit for income taxes:
U.S.	$26,150	$(2,674)	$7,456	$8,187
Foreign	1,933	1,728	(1,223)	4,926

Total	$28,083	$(946)	$6,233	$13,113

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The components of income tax provision (benefit) have been recorded in the Company's financial statements as follows (in thousands):

	Fiscal Year	Transition Period	Fiscal Year	Fiscal Year
	2011 (52 weeks)	January 1, 2011 (5 weeks)	2010 (52 weeks)	2009 (52 weeks)
Income tax provision (benefit)	$11,138	$(288)	$4,273	$7,422
Tax deficit on stock option exercises and restricted share vesting charged directly to common stock	639	839	1,131	556

	$11,777	$551	$5,404	$7,978

        The provision (benefit) for income taxes consists of the following (in thousands):

	Fiscal Year	Transition Period	Fiscal Year	Fiscal Year
	2011 (52 weeks)	January 1, 2011 (5 weeks)	2010 (52 weeks)	2009 (52 weeks)
Currently payable:
Federal	$15,964	$(70)	$1,225	$576
Foreign	309	49	771	1,245
State	3,604	—	99	158

	$19,877	$(21)	$2,095	$1,979
Deferred:
Federal	(6,829)	(217)	1,837	3,971
Foreign	(286)	—	(71)	299
State	(1,624)	(50)	412	1,173

	$(8,739)	$(267)	$2,178	$5,443

	$11,138	$(288)	$4,273	$7,422

        A reconciliation of the Company's tax rates with the federal statutory rate is as follows:

	Fiscal Year	Transition Period	Fiscal Year	Fiscal Year
	2011	January 1, 2011	2010	2009
Federal statutory rate	35.0%	(35.0)%	35.0%	35.0%
State income taxes, net of federal income tax benefit	7.0	(5.2)	8.2	8.0
Foreign losses benefited	(3.0)	(1.5)	(6.3)	(8.6)
Losses not benefited	—	27.0	17.3	8.6
Foreign rate differential	0.9	(40.8)	7.2	4.3
Foreign tax credit	(1.4)	—	(2.4)	—
Disposition of foreign operations	—	22.5	—	1.8
Impact of NeuCo's tax provision charges	1.2	—	4.0	3.6
Permanently disallowed expenses	1.5	2.7	7.8	1.1
Other	(1.5)	(0.1)	(2.2)	2.8

	39.7%	(30.4)%	68.6%	56.6%

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Components of the Company's deferred tax assets (liabilities) are as follows (in thousands):

	December 31, 2011	January 1, 2011	November 27, 2010
Deferred tax assets:
Accrued compensation and related expense	$19,340	$11,966	$12,081
Tax basis in excess of financial basis of net accounts receivable	2,271	1,816	1,777
Net operating loss carryforwards	4,090	4,159	4,479
Tax basis in excess of financial basis of fixed assets	2,082	3,771	3,881
Accrued expenses and other	2,202	4,816	4,959

Total gross deferred tax assets	29,985	26,528	27,177
Less: valuation allowance	(5,027)	(7,314)	(7,613)

Total deferred tax assets net of valuation allowance	24,958	19,214	19,564
Deferred tax liabilities:
Financial basis in excess of tax basis of intangible assets	6,319	4,859	4,697
Tax basis in excess of financial basis of debentures	6,295	10,259	10,260

Total deferred tax liabilities	12,614	15,118	14,957

Net deferred tax assets	$12,344	$4,096	$4,607

        In general, a valuation allowance is recorded against deferred tax assets because management believes, after considering the available evidence, that it is more likely than not that the assets will not be realized. Reductions in valuation allowances are a result of management's consideration of historical profitability, future expected results, and the nature of the related deferred tax assets. The net change in the total valuation allowance for the fiscal 2011 was a decrease of approximately $2.3 million compared to the five-week transition period ended January 1, 2011. The net change is related to the release of valuation allowances against certain foreign net deferred assets including foreign net operating losses of $1.7 million and a change in estimate of foreign tax credit carryforwards of $0.6 million. In fiscal 2011, as a result of improved profitability over a three-year period and anticipated future profitability in certain foreign jurisdictions, the Company determined that it is more likely than not that certain of the foreign deferred tax assets, including certain foreign net operating loss carryforwards, will be realized, and accordingly released valuation allowances of approximately $1.7 million. The ultimate realization of deferred tax assets that continue to be subject to valuation allowances is dependent upon the generation of future taxable income during the periods and in the tax jurisdictions in which those temporary differences become deductible.

        The net change in the total valuation allowance for the five-week transition period ended January 1, 2011 was a decrease of approximately $0.3 million compared to the year ended November 27, 2010. This net decrease resulted from the utilization of certain foreign net operating loss carryforwards, offset partially by an increase in the valuation allowance recorded against the Company's foreign operating losses. The net change in the total valuation allowance for the fiscal year ended November 27, 2010 compared to the fiscal year ended November 28, 2009 was an increase of approximately $1.8 million. This net change was primarily a result of an increase in the valuation allowance recorded against the Company's foreign operating losses, offset partially by net operating loss carryforwards utilized that were not previously benefited.

        At December 31, 2011, the Company has foreign net operating loss carryforwards for federal and foreign tax purposes of $4.2 million and $7.5 million, respectively. The federal operating losses were generated by NeuCo, are subject to a full valuation allowance, and begin to expire in 2021. NeuCo files a separate U.S. federal tax return and none of its losses are available to offset the Company's

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

consolidated taxable income. The foreign operating losses have an indefinite life, except for $0.4 million that will begin to expire in 2016.

        At December 31, 2011, the Company has foreign tax credit carryforwards of approximately $0.1 million, which expire in 2017.

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

        The aggregate changes in the balances of gross unrecognized tax benefits were as follows (in thousands):

	December 31, 2011	January 1, 2011	November 27, 2010
Balance at beginning of period	$180	$180	$64
Additions for tax positions taken during prior years	833	—	180
Additions for tax positions taken in current year	110	—	—
Settlements with tax authorities	(180)	—	—
Expiration of statutes of limitations	—	—	(64)

Balance at end of the period	$943	$180	$180

        The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. A number of years may elapse before an uncertain tax position, for which the Company has unrecognized tax benefits, is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that its unrecognized tax benefits reflect the most likely outcome. The Company adjusts these unrecognized tax benefits, as well as the related interest, in light of changing facts and circumstances. The Company reports accrued interest and penalties related to unrecognized tax benefits in income tax expense. Settlement of any particular position could require the use of cash. Favorable resolution would be recognized as a reduction to the effective income tax rate in the period of resolution. It is not reasonably possible to predict the amount of unrecognized tax benefits that will reverse within the next twelve months.

        The number of years with open tax audits varies depending on the tax jurisdiction. The Company's major taxing jurisdiction is the United States. The Company is no longer subject to U.S. federal examinations by the Internal Revenue Service for years before fiscal 2008. In fiscal 2011, the Internal Revenue Service began an examination of the Company's fiscal 2009 U.S. federal tax return. The examination is in its initial stages. There have not been any material adjustments proposed and the outcome of this review cannot reasonably be predicted at this time. In fiscal 2010, the Internal Revenue Service examined the Company's fiscal 2007 U.S. federal tax return. This examination was concluded with no change in taxable income. During fiscal 2011, the HM Revenue and Customs completed a review of the UK subsidiary's fiscal 2006 and fiscal 2007 corporate tax returns with no material adjustments. Also during fiscal 2011, the HM Revenue and Customs began a review of the UK subsidiary's fiscal 2009 corporate tax return. There have not been any adjustments proposed and the outcome of this review cannot reasonably be predicted at this time.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The Company has not provided for deferred income taxes or foreign withholding taxes on undistributed earnings from its foreign subsidiaries of approximately $5.7 million as of December 31, 2011 because such earnings are considered to be indefinitely reinvested. The Company does not rely on these unremitted earnings as a source of funds for its domestic business as it expects to have sufficient cash flow in the U.S. to fund its U.S. operational and strategic needs. If the Company were to repatriate its foreign earnings that are indefinitely reinvested, it would accrue substantially no additional tax expense.

15.   Related-Party Transactions

        The Company made payments to shareholders of the Company who performed consulting services exclusively for the Company in the amounts of $7.3 million, $0.7 million, $6.8 million, and $11.6 million in fiscal 2011, the five-week transition period ended January 1, 2011, fiscal 2010, and fiscal 2009, respectively. These payments were to exclusive non-employee experts for consulting services performed for CRA's clients in the ordinary course of business.

16.   Compensation Arrangements

        In connection with a previous acquisition, CRA has agreed to pay an award to certain employees of the acquired business if they achieve specific performance targets through fiscal 2012. Retention of amounts paid to the individual employees is contingent on their continued employment with CRA through 2016. As of December 31, 2011, based upon performance to date and expected performance in the future, the amount of the award is estimated to be approximately $9.6 million and is being expensed over the seven and a half year service period ending in December 2016. Changes in the estimated award are expensed prospectively over the remaining service period. To date, the Company has expensed $1.7 million for this award, of which $1.6 million was expensed in fiscal 2011. The amount of the award could fluctuate depending on future performance. Any payments under this award would be made in fiscal 2013.

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

	5 Weeks Ended
	January 1, 2011	January 2, 2010
	(audited)	(unaudited)
Statement of operations data:
Net revenue	$22,250	$20,360
Gross profit	5,850	5,351
Loss from operations	(800)	(1,490)
Benefit for income taxes	288	1,232
Net loss attributable to CRA International, Inc.	(626)	(358)
Basic and diluted net loss per share attributable to CRA International, Inc.	$(0.06)	$(0.03)
Basic and diluted weighted average number of shares outstanding	10,567	10,639

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	January 1, 2011	January 2, 2010
	(audited)	(unaudited)
Balance Sheet Data:
Working capital	$100,533	$144,972
Total assets	367,365	408,363
Convertible debt	21,651	60,422
Total shareholders' equity	255,424	254,257

18.   Restructuring Charges

        During fiscal 2011, the Company incurred pre-tax expenses of $1.0 million associated principally with leased office space at its former Houston, TX office, which was closed during the second quarter of fiscal 2010. The Company recorded this expense in selling, general and administrative expenses for a change in the estimate of the future minimum lease payments and related exit costs through the end of the remaining lease term, net of expected future sublease rental income measured at fair value. This estimated expense required management to make assumptions regarding the estimate of the duration of future vacancy periods, the amount and timing of future settlement payments, and the amount and timing of potential sublease income.

        During fiscal 2010, the Company incurred pre-tax expenses of $8.6 million associated principally with employee workforce reductions and office space reductions and moves designed to reduce its operating expenses and improve its utilization rate. The following is a summary of the restructuring charges incurred:

  •
  The Company completed employee workforce reductions and recorded $5.9 million in employee separation costs, of which $5.4 million was included in cost of sales and $0.5 million was included in selling, general and administrative expenses.

  •
  The Company reduced office space in Boston, Massachusetts, Chicago, Illinois, and Houston, Texas. The Company recorded expense for the difference between its future minimum lease payments and related exit costs from the date of closure through the end of the remaining lease term, net of expected future sublease rental income. This estimated expense required management to make assumptions regarding the estimate of the duration of future vacancy periods, the amount and timing of future settlement payments, and the amount and timing of potential sublease rental income. These office reductions resulted in charges of $3.0 million, of which $2.8 million was included in selling, general and administrative expenses and $0.2 million was included in depreciation and amortization.

  •
  The Company recorded a deferred gain of $0.3 million related to the sale of a practice area, which was included in selling, general and administrative expenses.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The restructuring expenses and reserve balance are as follows as of December 31, 2011, January 1, 2011 and November 27, 2010 (in thousands):

	Divested Operations	Office Vacancies	Employee Workforce Reduction	Total Restructuring
Balance at November 29, 2009	$55	$2,158	$1,266	$3,479
Charges incurred during fiscal 2010	(273)	2,987	5,892	8,606
Amounts paid during fiscal 2010	—	(2,042)	(5,872)	(7,914)
Deferred rent reclassification during fiscal 2010	—	1,763	—	1,763
Adjustments and effect of foreign currency translation during fiscal 2010	218	(63)	(146)	9

Balance at November 27, 2010	$—	$4,803	$1,140	$5,943
Amounts paid during the five-week transition period ended January 1, 2011	—	(337)	(126)	(463)
Adjustments and effect of foreign currency translation during the five-week transition period ended January 1, 2011	—	10	(63)	(53)

Balance at January 1, 2011	$—	$4,476	$951	$5,427
Charges incurred during fiscal 2011	—	1,020	—	1,020
Amounts paid during fiscal 2011	—	(1,741)	(657)	(2,398)
Adjustments and effect of foreign currency translation during fiscal 2011	—	(18)	(294)	(312)

Balance at December 31, 2011	$—	$3,737	$—	$3,737

        The $3.7 million restructuring liability as of December 31, 2011 is expected to be paid during fiscal 2012 through the end of the third quarter of fiscal 2018.

        On the accompanying balance sheet as of December 31, 2011, the reserve balance of $3.7 million was classified as follows: $2.5 million in "deferred rent and other non-current liabilities" and $1.2 million in "current portion of deferred rent".

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.   Quarterly Financial Data (Unaudited)

	Quarter Ended
	April 2, 2011 (13 weeks)	July 2, 2011 (13 weeks)	October 1, 2011 (13 weeks)	December 31, 2011 (13 weeks)
	(In thousands, except per share data)
Revenues	$78,607	$80,641	$71,007	$74,973
Gross profit	27,047	26,910	24,436	27,452
Income from operations	7,920	6,970	6,214	7,960
Income before provision for income taxes	7,464	6,764	5,958	7,897
Net income	4,461	4,036	3,898	4,550
Net (income) loss attributable to noncontrolling interest, net of tax	(26)	271	(238)	(101)
Net income attributable to CRA International, Inc.	4,435	4,307	3,660	4,449
Basic net income per share	$0.42	$0.40	$0.35	$0.43
Diluted net income per share	$0.41	$0.40	$0.34	$0.42
Weighted average number of shares outstanding:
Basic	10,613	10,650	10,557	10,399
Diluted	10,798	10,820	10,701	10,636

	Quarter Ended
	February 19, 2010 (12 weeks)	May 14, 2010 (12 weeks)	September 3, 2010 (16 weeks)	November 27, 2010 (12 weeks)
	(In thousands, except per share data)
Revenues	$58,846	$68,075	$84,641	$75,862
Gross profit	18,392	18,020	29,781	24,091
Income (loss) from operations	1,340	(922)	4,916	5,067
Income (loss) before provision for income taxes	535	(2,157)	3,773	4,082
Net income (loss)	99	(1,580)	2,027	1,414
Net loss attributable to noncontrolling interest, net of tax	167	57	44	358
Net income (loss) attributable to CRA International, Inc.	266	(1,523)	2,071	1,772
Basic net income (loss) per share	$0.02	$(0.14)	$0.19	$0.17
Diluted net income (loss) per share	$0.02	$(0.14)	$0.19	$0.17
Weighted average number of shares outstanding:
Basic	10,654	10,713	10,650	10,556
Diluted	10,835	10,713	10,734	10,683

        Earnings per share is calculated for each period, and the sum of the four quarters may not equal the full year amount.

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