Form 10-Q
period 2012-03-31
CRA INTERNATIONAL, INC.
filed 2012-05-09
CIK 1053706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2012
Common Stock, no par value per share	10,384,337 shares

CRA International, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

CRA International, Inc.

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)

	Quarter Ended
	March 31, 2012	April 2, 2011
Revenues	$69,132	$78,607
Costs of services	46,487	51,560

Gross profit	22,645	27,047
Selling, general and administrative expenses	17,867	17,828
Depreciation and amortization	1,472	1,299

Income from operations	3,306	7,920
Interest income	66	82
Interest expense	(80)	(392)
Other expense, net	(39)	(146)

Income before provision for income taxes	3,253	7,464
Provision for income taxes	(2,817)	(3,003)

Net income	436	4,461
Net loss (income) attributable to noncontrolling interest, net of tax	83	(26)

Net income attributable to CRA International, Inc.	$519	$4,435

Net income per share attributable to CRA International, Inc.:
Basic	$0.05	$0.42

Diluted	$0.05	$0.41

Weighted average number of shares outstanding:
Basic	10,316	10,613

Diluted	10,493	10,798

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Quarter Ended
	March 31, 2012	April 2, 2011
Net income	$436	$4,461
Other comprehensive income:
Foreign currency translation adjustments	1,717	2,097

Comprehensive income	2,153	6,558
Less: comprehensive loss (income) attributable to noncontrolling interest	83	(26)

Comprehensive income attributable to CRA International, Inc.	$2,236	$6,532

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except share data)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$41,562	$61,587
Short-term investments	9,494	14,495
Accounts receivable, net of allowances of $8,381 at March 31, 2012 and $6,548 at December 31, 2011	55,199	68,394
Unbilled services	35,523	16,326
Prepaid expenses and other assets	9,193	8,224
Deferred income taxes	20,776	20,898

Total current assets	171,747	189,924
Property and equipment, net	21,126	21,611
Goodwill	141,904	140,654
Intangible assets, net of accumulated amortization of $6,587 at March 31, 2012 and $6,806 at December 31, 2011	2,342	2,472
Deferred income taxes, net of current portion	108	105
Other assets	17,072	17,341

Total assets	$354,299	$372,107

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$10,810	$10,469
Accrued expenses	41,765	60,502
Deferred revenue and other liabilities	7,597	7,707
Current portion of deferred rent	4,216	2,870
Current portion of notes payable	650	650
Current portion of deferred compensation	2,171	75

Total current liabilities	67,209	82,273
Notes payable, net of current portion	1,652	1,631
Deferred rent and other non-current liabilities	8,035	9,423
Deferred compensation	—	1,714
Deferred income taxes, net of current portion	8,712	8,659
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 10,285,474 shares and 10,329,051 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	96,704	98,578
Receivables from shareholders	(236)	(236)
Retained earnings	176,119	175,600
Accumulated other comprehensive loss	(4,621)	(6,338)

Total CRA International, Inc. shareholders' equity	267,966	267,604
Noncontrolling interest	725	803

Total shareholders' equity	268,691	268,407

Total liabilities and shareholders' equity	$354,299	$372,107

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Quarter Ended
	March 31, 2012	April 2, 2011
Operating activities:
Net income	$436	$4,461
Adjustments to reconcile net income to net cash used in operating activities, net of effect of acquired business:
Depreciation and amortization	1,477	1,322
Deferred rent	(99)	(1,862)
Deferred income taxes	180	176
Share-based compensation expenses	1,527	1,670
Excess tax benefits from share-based compensation	(37)	—
Noncash interest from discount on convertible debentures	—	129
Changes in operating assets and liabilities, exclusive of acquisitions:
Accounts receivable	13,811	(787)
Unbilled services	(19,031)	(3,989)
Prepaid expenses and other assets	(556)	(1,102)
Accounts payable, accrued expenses, and other liabilities	(18,793)	(2,885)

Net cash used in operating activities	(21,085)	(2,867)
Investing activities:
Consideration relating to acquisitions, net	—	(289)
Purchase of property and equipment	(673)	(2,465)
Purchase of investments	(9,494)	(31,430)
Sale of investments	14,495	—

Net cash provided by (used in) investing activities	4,328	(34,184)
Financing activities:
Issuance of common stock, principally stock option exercises	316	282
Tax withholding payment reimbursed by restricted shares	(719)	(685)
Excess tax benefits from share-based compensation	37	—
Repurchase of common stock	(3,050)	—
Repurchase of treasury stock by NeuCo, Inc.	—	(33)

Net cash used in financing activities	(3,416)	(436)
Effect of foreign exchange rates on cash and cash equivalents	148	293

Net decrease in cash and cash equivalents	(20,025)	(37,194)
Cash and cash equivalents at beginning of period	61,587	87,505

Cash and cash equivalents at end of period	$41,562	$50,311

Supplemental cash flow information:
Cash paid for income taxes	$4,901	$2,420

Cash paid for interest	$56	$34

See accompanying notes to the condensed consolidated financial statements

CRA International, Inc.

Condensed Consolidated Statement of Shareholders' Equity (unaudited)

(In thousands, except share data)

	Common Stock					CRA International, Inc. Shareholders' Equity
					Accumulated Other Comprehensive Income (Loss)
	Shares Issued	Amount	Receivable from Shareholder	Retained Earnings			Noncontrolling Interest	Total Shareholders' Equity
BALANCE AT DECEMBER 31, 2011	10,329,051	$98,578	$(236)	$175,600	$(6,338)	$267,604	$803	$268,407
Net income	—	—	—	519	—	519	(83)	436
Foreign currency translation adjustment	—	—	—	—	1,717	1,717	—	1,717

Other comprehensive income				—	1,717	1,717	—	1,717
Exercise of stock options	22,951	316	—	—	—	316	—	316
Share-based compensation expense for employees	—	1,499	—	—	—	1,499	—	1,499
Restricted share vesting	87,437	—	—	—	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(31,165)	(719)	—	—	—	(719)	—	(719)
Tax benefit on stock options and restricted shares vesting	—	52	—	—	—	52	—	52
Shares repurchased	(122,800)	(3,050)	—	—	—	(3,050)	—	(3,050)
Share-based compensation expense for non-employees	—	28	—	—	—	28	—	28
Equity transactions of noncontrolling interest	—	—	—	—	—	—	5	5

BALANCE AT MARCH 31, 2012	10,285,474	$96,704	$(236)	$176,119	$(4,621)	$267,966	$725	$268,691

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

2. Unaudited Interim Condensed Consolidated Financial Statements and Estimates

        The following financial statements included in this report are unaudited: the condensed consolidated statements of operations for the fiscal quarters ended March 31, 2012 and April 2, 2011, the condensed consolidated statements of comprehensive income for the fiscal quarters ended March 31, 2012 and April 2, 2011, the condensed consolidated balance sheet as of March 31, 2012, the condensed consolidated statements of cash flows for the fiscal quarters ended March 31, 2012 and April 2, 2011, and the condensed consolidated statement of shareholders' equity for the fiscal quarter ended March 31, 2012. In the opinion of management, these statements include all adjustments necessary for a fair presentation of CRA's consolidated financial position, results of operations, and cash flows. The condensed consolidated balance sheet as of December 31, 2011 included in this report was derived from audited consolidated financial statements included in the Company's Annual Report on Form 10-K that was filed on March 2, 2012.

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

4. Adoption of New Accounting Standards

Goodwill

        In September 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment ("ASU 2011-08"). The objective of ASU 2011-08 is to simplify how entities test goodwill for impairment. The amendments in ASU 2011-08 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company's adoption of ASU 2011-08 in the first quarter of fiscal 2012 had no impact on its financial position, results of operations, cash flows, or disclosures.

Comprehensive Income

        In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income ("ASU 2011-05"). The objective of ASU 2011-05 is to increase the prominence of items reported in other comprehensive income. The main provisions of ASU 2011-05 provide that an entity that reports items of other comprehensive income has the option to present comprehensive income in either one or two consecutive financial statements. The option in current U.S. GAAP that permits the presentation of other comprehensive income in the statement of changes in equity has been eliminated. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. The Company adopted ASU 2011-05 in the first quarter of fiscal 2012 and elected to present other comprehensive income in two consecutive financial statements. The Company's adoption of ASU 2011-05 had no impact on its financial position, results of operations, or cash flows.

Fair Value Measurements

        In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"). ASU 2011-04 does not require additional fair value measurements and is primarily a convergence of words between U.S. GAAP and IFRS. ASU 2011-04 was effective for the first interim or annual reporting period beginning on or after December 15, 2011. The Company's adoption of ASU 2011-04 in the first quarter of fiscal 2012 had no impact on its financial position, results of operations, cash flows, or disclosures.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

5. Cash Equivalents and Investments

        Cash equivalents consist principally of commercial paper, funds holding only U.S. government obligations, and money market funds, with maturities of three months or less when purchased. As of March 31, 2012, a portion of the Company's cash accounts was concentrated at a single financial institution, which potentially exposes the Company to credit risks. The financial institution has generally "stable" credit ratings and its short-term credit rating is A-1 by Standard & Poor's ratings services. The Company has not experienced any losses related to such accounts and does not believe that there is significant risk of non-performance by the financial institution. The Company's cash on deposit at this financial institution is fully liquid, and the Company continually monitors the credit ratings of the institution and limits the amount of cash it maintains at this institution.

        Short-term investments generally consist of commercial paper and have maturities of more than three months and less than one year when purchased. These short-term investments are expected to be held-to-maturity and are classified as such in the accompanying condensed consolidated financial statements.

        The carrying amounts of the Company's instruments classified as cash equivalents and short-term investments are stated at amortized cost, which approximates fair value because of their short-term maturity. As of March 31, 2012 and December 31, 2011, short-term investments included $9.5 million and $14.5 million in commercial paper, respectively, and are considered Level 2 inputs within the fair value hierarchy.

        If a decline in fair value below the amortized cost basis of an investment is judged to be other-than-temporary, the cost basis of the investment is written down to fair value. For those investments for which the fair value of the investment is less than its amortized cost, the credit-related portion of other-than-temporary impairment losses is recognized in earnings while the noncredit-related portion is recognized in other comprehensive income, net of related taxes. The Company does not intend to sell such investments, if any, and it is more likely than not that it will not be required to sell such investments prior to the recovery of its amortized cost basis less any current period credit losses. During the first quarter of fiscal 2012 and the first quarter of 2011, the Company did not write-down any investment balances.

6. Revenue Recognition

        CRA derives substantially all of its revenues from the performance of professional services. The contracts that CRA enters into and operates under specify whether the engagement will be billed on a time-and-materials or a fixed-price basis. Most of CRA's revenue is derived from time-and-materials service contracts. Revenues from time-and-materials service contracts are recognized as services are provided based upon hours worked and contractually agreed-upon hourly rates, as well as indirect fees based upon hours worked. Revenues from a majority of the Company's fixed-price engagements are recognized on a proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Revenue Recognition (Continued)

        Revenues also include reimbursements, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. Reimbursable expenses are as follows (in thousands):

	Quarter Ended
	March 31, 2012	April 2, 2011
Reimbursable expenses	$8,297	$10,376

        CRA collects goods and services and value added taxes from customers and records these amounts on a net basis, which is within the scope of Accounting Standards Codification ("ASC") Topic 605-45, "Principal Agent Considerations."

7. Goodwill

        In accordance with ASC Topic 350, "Intangibles—Goodwill and Other," goodwill is not subject to amortization, but is monitored at least annually for impairment, or more frequently, as necessary, if there are other indicators of impairment. For the Company's goodwill impairment analysis, the Company operates under one reporting unit. The Company completed the annual impairment test required as of fiscal 2011 and determined that there was no impairment. At the time of the annual test, the entity-wide estimated fair value exceeded the net book value by approximately 25%. The Company continues to monitor its market capitalization. If the Company's market capitalization, plus an estimated control premium, is below its carrying value for a period considered to be other-than-temporary, it is possible that the Company may be required to record an impairment of goodwill either as a result of the annual assessment that the Company conducts in the fourth quarter of each fiscal year, or in a future quarter if an indication of potential impairment is evident. A non-cash goodwill impairment charge would have the effect of decreasing the Company's earnings in such period.

        The changes in the carrying amount of goodwill during the quarter ended March 31, 2012, are as follows (in thousands):

Balance at December 31, 2011	$140,654
Effect of foreign currency translation	1,250

Balance at March 31, 2012	$141,904

8. Senior Loan Agreement

        The Company is party to a senior loan agreement with RBS Citizens, N.A for a $60.0 million revolving line of credit that provides CRA with the additional flexibility to meet any unforeseen financial requirements. The amount available under this revolving line of credit is reduced by certain letters of credit outstanding, which amounted to $0.7 million as of March 31, 2012. There was no amount outstanding under this revolving line of credit as of March 31, 2012.

        Under the senior loan agreement, the Company must comply with various financial and non-financial covenants. As of March 31, 2012, we were in compliance with the senior loan agreement.

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

	Quarter Ended
	March 31, 2012	April 2, 2011
Basic weighted average shares outstanding	10,316	10,613
Common stock equivalents:
Stock options and restricted shares	177	185

Diluted weighted average shares outstanding	10,493	10,798

        For the first quarters of fiscal 2012 and fiscal 2011, the anti-dilutive share based awards that were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding amounted to 1,237,495 and 1,025,198 shares, respectively. These share-based awards were anti-dilutive because their exercise price exceeded the average market price for the respective period.

        On August 30, 2011, we announced that our Board of Directors approved a share repurchase program of up to $7.5 million of our common stock. During the first quarter of fiscal 2012, we repurchased 122,800 shares under this share repurchase program at an average price per share of $24.87. On February 22, 2012, our Board of Directors authorized the repurchase of up to an additional $4.45 million of our common stock. As of March 31, 2012, $4.7 million was available for future repurchases under these share repurchase programs.

        On March 5, 2012, the Company's Compensation Committee of its Board of Directors approved for issuance approximately 122,000 share-based awards that were earned (subject in some cases to further time-based vesting) upon the achievement of certain financial performance goals for fiscal 2011. Upon such approval, approximately 25% of such shares vested, with the remaining shares expected to vest equally on November 8, 2012, November 8, 2013, and November 8, 2014.

10. Income Taxes

        The Company's effective income tax rates were 86.6% and 40.2% for the first quarter of fiscal 2012 and the first quarter of fiscal 2011, respectively. The effective tax rate in the first quarter of fiscal 2012 was higher than the statutory rate primarily due to losses in foreign locations that provided no tax

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

10. Income Taxes (Continued)

benefit. The effective tax rate in the first quarter of fiscal 2011 was consistent with the Company's combined federal and state statutory tax rate.

11. Accrued Expenses

        Accrued expenses consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Compensation and related expenses	$36,227	$53,438
Income taxes payable	926	2,602
Other	4,612	4,462

Total	$41,765	$60,502

12. Restructuring Charges

        During the first quarter of fiscal 2012, the Company incurred pre-tax expenses of $0.5 million associated principally with vacant leased office space. The Company recorded this expense in the first quarter of fiscal 2012 in selling, general and administrative expenses for a change in the estimate of the future minimum lease payments and related exit costs through the end of the remaining lease term, net of expected future sublease rental income measured at fair value. This estimated expense required management to make assumptions regarding the estimate of the duration of future vacancy periods, the amount and timing of future settlement payments, and the amount and timing of potential sublease income.

        The restructuring reserve balance was as follows as of March 31, 2012 (in thousands):

Office Vacancies
Balance at December 31, 2011	$3,737
Charges incurred in the first quarter of fiscal 2012	545
Amounts paid, net of amounts received, during the first quarter of fiscal 2012	(595)
Adjustments during the first quarter of fiscal 2012	7

Balance at March 31, 2012	$3,694

        On the accompanying balance sheet as of March 31, 2012, the reserve balance of $3.7 million was classified as follows: $2.5 million in "deferred rent and other non-current liabilities" and $1.2 million in "current portion of deferred rent".

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

12. Restructuring Charges (Continued)

        The Company did not incur any restructuring charges during the first quarter of fiscal 2011. The restructuring reserve balances were as follows as of April 2, 2011 (in thousands):

	Office Vacancies	Employee Workforce Reduction	Total Restructuring
Balance at January 1, 2011	$4,476	$951	$5,427
Amounts paid, net of amounts received, during the first quarter of fiscal 2011	(841)	(305)	(1,146)
Adjustments and effect of foreign currency translation during the first quarter of fiscal 2011	(37)	(294)	(331)

Balance at April 2, 2011	$3,598	$352	$3,950

13. Compensation Arrangements

        In connection with a previous acquisition, CRA has agreed to pay an award to certain employees of the acquired business if they achieve specific performance targets through fiscal 2012. Retention of amounts paid to the individual employees is contingent on their continued employment with CRA through 2016. As of March 31, 2012, based upon performance to date and expected performance for the remainder of fiscal 2012, the amount of the award is estimated to be approximately $9.6 million and is being expensed over the seven and a half year service period ending in December 2016. The amount of the award could fluctuate depending on future performance during fiscal 2012. Any payments under this award would be made in the first quarter of fiscal 2013. Changes in the estimated award are expensed prospectively over the remaining service period. The Company expensed $0.4 million and $0.2 million for this award during the first quarters of fiscal 2012 and fiscal 2011, respectively.

14. Subsequent Events

        On April 2, 2012, the Company entered into an agreement with the landlord of its London, England office to surrender the lease of one of the three floors it currently leases in the office building in London. Under this agreement, the Company will surrender its lease of this floor on June 30, 2012, instead of on the lease's original termination date of October 2, 2016. On the date of surrender, the Company will pay the landlord approximately $1.2 million in connection with the surrender. The Company estimates that in the second quarter of fiscal 2012, the Company will record pre-tax restructuring charges of approximately $2 million in connection with the surrender of this lease. Additionally, the Company estimates that its operating lease obligations as disclosed at December 31, 2011 in its annual report on Form 10-K for fiscal 2011 will decrease by approximately $3.6 million in the aggregate for fiscal 2013 through fiscal 2016. The reduction in contractual lease obligations is a pre-tax amount and any future savings realized by this reduction may be impacted by other costs, including incentive compensation, in fiscal years 2013 through fiscal 2016.

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

Critical Accounting Policies and Significant Estimates

        The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. ("U.S. GAAP"). The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, as well as related disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates in these condensed consolidated financial statements include, but are not limited to, accounts receivable allowances, revenue recognition on fixed price contracts, depreciation of property and equipment, share-based compensation, valuation of acquired intangible assets, impairment of long lived assets, goodwill, accrued and deferred income taxes, valuation allowances on deferred tax assets, accrued compensation, accrued exit costs, and other accrued expenses. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if our assumptions based on past experience or our other assumptions do not turn out to be substantially accurate.

        We have described our significant accounting policies in Note 1 to our consolidated financial statements included in our annual report on Form 10-K for fiscal 2011. We have reviewed our accounting policies, identifying those that we believe to be critical to the preparation and understanding of our consolidated financial statements in the list set forth below. See the disclosure under the heading "Critical Accounting Policies" in Item 7 of Part II of our annual report on Form 10-K for fiscal 2011 for a detailed description of these policies and their potential effects on our results of operations and financial condition.

  •
  Revenue recognition and accounts receivable allowances

  •
  Share-based compensation expense

  •
  Valuation of goodwill and other intangible assets

  •
  Accounting for income taxes

        We did not adopt any changes in the first quarter of fiscal 2012 that had a material effect on these critical accounting policies nor did we make any changes to our accounting policies in the first quarter of fiscal 2012 that changed these critical accounting policies.

Recent Accounting Standards

        See Note 4 to our condensed consolidated financial statements included in this quarterly report on Form 10-Q for a discussion of recent accounting standards.

Results of Operations

        The following table provides operating information as a percentage of revenues for the periods indicated:

	Quarter Ended
	March 31, 2012	April 2, 2011
Revenues	100.0%	100.0%
Costs of services	67.2	65.6

Gross profit	32.8	34.4
Selling, general and administrative expenses	25.8	22.7
Depreciation and amortization	2.1	1.7

Income from operations	4.8	10.1
Interest income	0.1	0.1
Interest expense	(0.1)	(0.5)
Other expense, net	(0.1)	(0.2)

Income before provision for income taxes	4.7	9.5
Provision for income taxes	(4.1)	(3.8)

Net income	0.6	5.7
Net loss (income) attributable to noncontrolling interest, net of tax	0.1	—

Net income attributable to CRA International, Inc.	0.8%	5.6%

Quarter Ended March 31, 2012 Compared to the Quarter Ended April 2, 2011

        Revenues.    Revenues decreased $9.5 million, or 12.1%, to $69.1 million for the first quarter of fiscal 2012 from $78.6 million for the first quarter of fiscal 2011. Our revenue decline was due primarily to lower than expected performance of our management consulting business, which overshadowed a solid performance and continued growth in our litigation, regulatory, and financial consulting areas. A principal cause of the decline in revenue in the management consulting business was the reluctance of some clients to proceed with consulting projects while they were occupied with more fundamental challenges in their own markets. Utilization decreased to 68% for the first quarter of fiscal 2012 from 75% for the first quarter of fiscal 2011 primarily as a result of the revenue shortfall in the management consulting business.

        Overall, revenues outside of the U.S. represented approximately 20% of total revenues for the first quarter of fiscal 2012, compared with 28% of total revenues for the first quarter of fiscal 2011. The decrease was due primarily to the softness in our management consulting business for the first quarter of fiscal 2012, particularly in Europe where economic uncertainties continued into the first quarter. Revenues derived from fixed-price engagements decreased to 10% of total revenues for the first quarter of fiscal 2012 compared with 25% for the first quarter of fiscal 2011. The decrease in revenues from fixed-price engagements was due primarily to the slowdown in our management consulting business in the first quarter of 2012 as the management consulting business typically has a higher concentration of fixed-price service contracts.

        Costs of Services.    Costs of services decreased $5.1 million, or 9.8%, to $46.5 million for the first quarter of fiscal 2012 from $51.6 million for the first quarter of fiscal 2011. The decrease in costs of services was due primarily to the decrease in revenue in the first quarter of fiscal 2012 as compared with the first quarter of fiscal 2011. As a result, we had a decrease in incentive bonus expense for our employee consultants in the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011, and client reimbursable expenses decreased by $2.1 million. Client reimbursable expenses decreased primarily due to a decrease in the usage of outside consultants and travel expenses as a result of the decreased revenue.

        As a percentage of revenues, costs of services increased to 67.2% for the first quarter of fiscal 2012 from 65.6% for the first quarter of fiscal 2011. The increase in costs of services as a percentage of revenue was due primarily to the decrease in revenue during the first quarter of fiscal 2012 as compared with the first quarter of fiscal 2011.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by $39,000, or 0.2%, to $17.9 million for the first quarter of fiscal 2012 from $17.8 million for the first quarter of fiscal 2011. Selling, general and administrative expenses included $0.5 million of restructuring costs recorded in the first quarter of fiscal 2012 associated with the reduction of vacant leased office space. There were no restructuring charges recorded in the first quarter of fiscal 2011. Partially offsetting this increase is a decrease in compensation expense resulting from decreased headcount in the first quarter of fiscal 2012 as compared with the first quarter of fiscal 2011. As a percentage of revenues, selling, general and administrative expenses increased to 25.8% for the first quarter of fiscal 2012 from 22.7% for the first quarter of fiscal 2011, which was primarily the result of the decrease in revenue during the first quarter of fiscal 2012 as compared with the first quarter of fiscal 2011.

        Depreciation and Amortization.    Depreciation and amortization increased by $173,000, or 13.3%, to $1.5 million from $1.3 million for the first quarter of fiscal 2011 primarily due to the amortization that began at the beginning of fiscal 2012 for software costs related to our implementation of an enterprise-wide financial reporting system at the start of fiscal 2012.

        Interest Expense.    Interest expense decreased by $312,000 to $80,000 for the first quarter of fiscal 2012 from $392,000 for the first quarter of fiscal 2011. The decrease was primarily due to our repurchase, on June 15, 2011, of 100% of the principal amount of the outstanding debentures plus accrued and unpaid interest, which amounted to $21.9 million and $0.3 million, respectively. Through this final repurchase date, interest expense primarily consisted of interest incurred on this convertible debt, the amortization of debt issuance costs, and the amortization of the discount on the debt for the equity conversion feature of the debt instrument.

        Other Expense, Net.    Other expense, net decreased by $107,000 to $39,000 for the first quarter of fiscal 2012 from $146,000 for the first quarter of fiscal 2011. Other expense, net consists primarily of foreign currency exchange transaction gains and losses. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies including the Euro and the British Pound.

        Provision for Income Taxes.    For the first quarter of fiscal 2012, our provision for income taxes was $2.8 million and the effective tax rate was 86.6% compared to a provision of $3.0 million and an effective tax rate of 40.2% for the first quarter of fiscal 2011. The effective tax rate in the first quarter of fiscal 2012 was higher than the statutory rate primarily due to losses in foreign locations that provided no tax benefit. The effective tax rate in the first quarter of fiscal 2011 was consistent with our combined federal and state statutory tax rate.

        Net Loss (Income) Attributable to Noncontrolling Interest, Net of Tax.    Our ownership interest in NeuCo constitutes control under U.S GAAP. As a result, NeuCo's financial results are consolidated with ours, and allocations of the noncontrolling interest's share of NeuCo's net income result in deductions to our net income, while allocations of the noncontrolling interest's share of NeuCo's net loss result in additions to our net income. Our ownership interest in NeuCo is 55.89%. The result of operations of NeuCo allocable to its other owners was a net loss of $83,000 for the first quarter of fiscal 2012 and net income of $26,000 for the first quarter of fiscal 2011.

        Net Income Attributable to CRA International, Inc.    Net income attributable to CRA International, Inc. decreased by $3.9 million to net income of $0.5 million for the first quarter of fiscal 2012 from net income of $4.4 million for the first quarter of fiscal 2011. Diluted net income per share was $0.05 per share for the first quarter of fiscal 2012, compared to $0.41 per share for the first quarter of fiscal 2011. Diluted weighted average shares outstanding decreased by approximately 305,000 shares to approximately 10,493,000 shares for the first quarter of fiscal 2012 from approximately 10,798,000 shares for the first quarter of fiscal 2011. The decrease in diluted weighted average shares outstanding was primarily due to repurchases of common stock since the first quarter of fiscal 2011, offset in part by an increase as a result of restricted shares that have vested or that have been issued and stock options that have been exercised since the first quarter of fiscal 2011.

Liquidity and Capital Resources

        We believe that current cash, cash equivalents, and short-term investment balances, cash generated from operations, and amounts available under our bank line of credit will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

        General.    In the first quarter of fiscal 2012, cash and cash equivalents decreased by $20.0 million. We completed the quarter with cash and cash equivalents of $41.6 million, short term investments of $9.5 million, and working capital (defined as current assets less current liabilities) of $104.5 million. Of the total cash and cash equivalents of $41.6 million at March 31, 2012, $31.2 million was held within the U.S. The Company has sufficient sources of cash in the U.S. to fund U.S. cash requirements without the need to repatriate any funds.

        As of March 31, 2012, a portion of our cash accounts was concentrated at a single financial institution, which potentially exposes us to credit risks. The financial institution has generally "stable" credit ratings and its short-term credit rating is A-1 by Standard & Poor's ratings services. We have not experienced any losses related to such accounts and we do not believe that there is significant risk of non-performance by the financial institution. Our cash on deposit at this financial institution is fully liquid, and we continually monitor the credit ratings of such institution and limit the amount of cash we maintain at this institution. A change in the credit worthiness of this financial institution could materially affect our liquidity and working capital.

        Sources and Uses of Cash.    During the first quarter of fiscal 2012, net cash used in operating activities was $21.1 million. This use of cash was expected as we paid out a majority of our fiscal 2011 performance bonuses during the first quarter of fiscal 2012, which was the significant factor in the aggregate decrease in accounts payable, accrued expenses, and other liabilities of $18.8 million. Other uses of cash in operating activities included an increase in unbilled services of $19.0 million, which was expected as our conversion to a new enterprise-wide financial reporting system on January 1, 2012 forestalled our billing process at the outset of the first quarter of fiscal 2012, resulting in an increase in DSOs. The uses of cash in operations were partially offset by the following sources of cash: a decrease in accounts receivable of $13.8 million as we continued our efforts on more timely collections of outstanding receivables, net income of $0.4 million, share-based compensation expense of $1.5 million, and depreciation and amortization expense of $1.5 million.

        During the first quarter of fiscal 2012, net cash provided by investing activities was $4.3 million, which included $14.5 million received from the sale of short-term investments, partially offset by $9.5 million to purchase short-term investments and $0.7 million for capital expenditures.

        We used $3.4 million of net cash in financing activities during the first quarter of fiscal 2012. Cash used in financing activities was primarily used for the repurchase of shares of our common stock for $3.1 million and the redemption of $0.7 million in vested employee restricted shares for tax withholdings, offset partially by $0.3 million received upon the exercise of stock options.

  Indebtedness

        We are party to a senior loan agreement with RBS Citizens, N.A for a $60.0 million revolving line of credit with a maturity date of April 30, 2014. The revolving line of credit gives us additional flexibility to meet any unforeseen financial requirements. Subject to the terms of the agreement, we may use borrowings under this revolving line of credit for acquisition financing, working capital, general corporate purposes, letters of credit, and foreign exchanges contracts. The amount available under our bank revolving line of credit is constrained by various financial covenants and is reduced by certain outstanding letters of credit, which amounted to $0.7 million as of March 31, 2012. As of March 31, 2012, there was no amount outstanding under this revolving line of credit.

        Borrowings under our credit facility bear interest at LIBOR plus an applicable margin. Applicable margins range from 1.75% to 2.75%, depending on the ratio of our consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the preceding four fiscal quarters, subject to various adjustments stated in the senior loan agreement. These margins are adjusted both quarterly and each time we borrow under the credit facility. Interest is payable monthly. A commitment fee of 0.25% is payable on the unused portion of the credit facility. Borrowings under the credit facility are secured by 100% of the stock of certain of our U.S. subsidiaries and 65% of the stock of certain of our foreign subsidiaries, which represent approximately $27.7 million in net assets as of March 31, 2012.

        Under our senior loan agreement, we must comply with various financial and non-financial covenants. Compliance with these financial covenants is tested on a fiscal quarterly basis. Any indebtedness outstanding under the senior credit facility may become immediately due and payable upon the occurrence of stated events of default, including our failure to pay principal, interest or fees or a violation of any financial covenant. The financial covenants require us to maintain a minimum consolidated working capital of $25.0 million and to comply with a consolidated senior debt to EBITDA ratio of not more than 2.5 to 1.0. The non-financial covenant restrictions of the senior credit agreement include, but are not limited to, our ability to incur additional indebtedness, engage in acquisitions or dispositions, and enter into business combinations. As of March 31, 2012, we were in compliance with the covenants of our senior loan agreement.

  Compensation Arrangements

        In connection with a previous acquisition, we have agreed to pay an award to certain employees of the acquired business if they achieve specific performance targets through fiscal 2012. Retention of amounts paid to the individual employees is contingent on their continued employment with us through 2016. As of March 31, 2012, based upon performance to date and expected performance for the remainder of fiscal 2012, the amount of the award is estimated to be approximately $9.6 million and is being expensed over the seven and a half year service period ending in December 2016. This amount could fluctuate depending on future performance during fiscal 2012. Changes in the estimated award are expensed prospectively over the remaining service period. Any payments under this award would be made in the first quarter of fiscal 2013 and we expect to fund these payments, if any, from existing cash resources, cash generated from operations, or financing transactions.

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

        On August 30, 2011, we announced that our Board of Directors approved a share repurchase program of up to $7.5 million of our common stock. During the first quarter of fiscal 2012, we repurchased 122,800 shares under this share repurchase program at an average price per share of $24.87. On February 22, 2012, our Board of Directors authorized the repurchase of up to an additional $4.45 million of our common stock. As of March 31, 2012, $4.7 million was available for future repurchases under these share repurchase programs. We will finance these programs with available cash and cash from future operations. We may repurchase shares in open market purchases or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. We expect to continue to repurchase shares under these programs.

Contractual Obligations

        On April 2, 2012, we entered into an agreement with the landlord of our London, England office to surrender the lease of one of the three floors we currently lease in the office building in London. Under this agreement, we will surrender our lease of this floor on June 30, 2012, instead of on the lease's original termination date of October 2, 2016. On the date of surrender, we will pay the landlord approximately $1.2 million in connection with the surrender. As a result of this transaction, we estimate that our operating lease obligations as disclosed at December 31, 2011 in our annual report on Form 10-K for fiscal 2011 will decrease by approximately $3.6 million in the aggregate for fiscal 2013 through fiscal 2016. The reduction in contractual lease obligations is a pre-tax amount and any future savings realized by this reduction may be impacted by other costs, including incentive compensation, in fiscal years 2013 through fiscal 2016.

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

        The majority of our operations are based in the U.S., and accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of foreign currencies. Our primary foreign currency exposures relate to our short-term intercompany balances with our foreign subsidiaries and accounts receivable and cash valued in the United Kingdom in U.S. Dollars or Euros. Our primary foreign subsidiaries have functional currencies denominated in the British Pound and the Euro, and foreign denominated assets and liabilities are re-measured each reporting period with any exchange gains and losses recorded in our consolidated statements of operations. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the U.S. Dollar and foreign currencies and the Euro and the British Pound. Holding all other variables constant, fluctuations in foreign exchange rates may impact reported revenues and expenses significantly, based on currency exposures at March 31, 2012. A hypothetical 10% movement in foreign exchange rates would have affected our income before provision for income taxes for the first quarter of fiscal 2012 by approximately $0.8 million. However, actual gains and losses in the future could differ materially from this analysis based on the timing and amount of both foreign currency exchange rate movements and our actual exposure.

        From time to time, we may use derivative instruments to manage the risk of exchange rate fluctuations. However, at March 31, 2012, we had no outstanding derivative instruments. We do not use derivative instruments for trading or speculative purposes.

Interest Rate Risk

        We maintain an investment portfolio consisting mainly of commercial paper with maturities of less than a year. These held-to-maturity securities are subject to interest rate risk. However, a hypothetical change in the interest rate of 10% would not have a material impact to the fair values of these securities at March 31, 2012 primarily due to their short maturity.

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

Evaluation of Changes in Internal Control over Financial Reporting

        Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we have determined that, during the first quarter of fiscal 2012, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to affect, materially our internal control over financial reporting.

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

We depend upon key employees to generate revenue

        Our business consists primarily of the delivery of professional services, and accordingly, our success depends heavily on the efforts, abilities, business generation capabilities, and project execution capabilities of our employee consultants. In particular, our employee consultants' personal relationships with our clients are a critical element in obtaining and maintaining client engagements. If we lose the services of any employee consultant or group of employee consultants, or if our employee consultants fail to generate business or otherwise fail to perform effectively, that loss or failure could adversely affect our revenues and results of operations. Our employee consultants generated engagements that accounted for approximately 83% and 88% of our revenues for the first quarters of fiscal 2012 and fiscal 2011, respectively. Our top five employee consultants generated approximately 19% and 16% of our revenues for the first quarters of fiscal 2012 and fiscal 2011, respectively.

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

We depend on our non-employee experts

        We depend on our relationships with our exclusive non-employee experts. In the first quarters of fiscal 2012 and fiscal 2011, five of our top exclusive non-employee experts generated engagements that accounted for approximately 9% and 7% of our revenues in those periods, respectively. We believe that these experts are highly regarded in their fields and that each offers a combination of knowledge, experience, and expertise that would be very difficult to replace. We also believe that we have been able to secure some engagements and attract consultants in part because we can offer the services of these experts. Most of these experts can limit their relationships with us at any time for any reason. These reasons could include affiliations with universities with policies that prohibit accepting specified engagements, termination of exclusive relationships, the pursuit of other interests, and retirement.

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

We derive our revenues from a limited number of large engagements

        We derive a portion of our revenues from a limited number of large engagements. If we do not obtain a significant number of new large engagements each year, our business, financial condition, and results of operations could suffer. Our 10 largest engagements accounted for approximately 18% of our revenues in each of the first quarters of fiscal 2012 and fiscal 2011. Our 10 largest clients accounted for approximately 23% of our revenues in each of the first quarters of fiscal 2012 and fiscal 2011. In general, the volume of work we perform for any particular client varies from year to year, and due to the specific engagement nature of our practice, a major client in one year may not hire us in the following year.

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

Fluctuations in the types of service contracts we enter into may adversely impact revenue and results of operations

        We derive a portion of our revenues from fixed-price contracts. We derived approximately 10% and 25% of revenues from fixed-price engagements in the first quarters of fiscal 2012 and fiscal 2011, respectively. These contracts are more common in our management consulting area, and would likely grow in number with any expansion of that area. Fluctuations in the mix between time-and-material contracts, fixed-price contracts and arrangements with fees tied to performance-based criteria, may result in fluctuations of revenue and results of operations. In addition, if we fail to estimate accurately the resources required for a fixed-price project or fail to satisfy our contractual obligations in a manner consistent with the project budget, we might generate a smaller profit or incur a loss on the project. On occasion, we have had to commit unanticipated additional resources to complete projects, and we may have to take similar action in the future, which could adversely affect our revenues and results of operations.

The market price of our common stock may be volatile

        The market price of our common stock has fluctuated widely and may continue to do so. For example, from April 3, 2011 to March 31, 2012, the trading price of our common stock ranged from a high of $29.80 per share to a low of $16.42 per share. Many factors could cause the market price of our common stock to rise and fall. Some of these factors are:

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

        There were no impairment losses related to goodwill or intangible assets during the first quarters of fiscal 2012 and fiscal 2011, respectively. Uncertainty in the financial markets and weakness in macroeconomic conditions globally could contribute to the volatility of our stock price. The current macroeconomic environment continues to be challenging and we cannot be certain of the duration of these conditions and their potential impact on our stock price performance. If our market capitalization plus an estimated control premium is below our carrying value for a period we consider to be other-than-temporary, we may be required to record an impairment of our goodwill either as a result of our annual assessment that we conduct in the fourth quarter of each fiscal year, or in a future quarter if an indication of potential impairment is evident. A non-cash goodwill impairment charge would have the effect of decreasing our earnings or increasing our losses in such period. If we are required to take a substantial impairment charge, our operating results would be materially adversely affected in such period.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        (a)   Not applicable.

        (b)   Not applicable.

        (c)   The following table provides information about our repurchases of shares of our common stock during the fiscal quarter ended March 31, 2012. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the fiscal quarter into three periods of four weeks, four weeks, and five weeks, respectively, to coincide with our reporting periods during the first quarter of fiscal 2012.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(3)
January 1, 2012 to January 28, 2012	180 shares(1)	$22.00 per share(1)	—	$3,266,340
January 29, 2012 to February 25, 2012	46,526 shares(2)(3)	$24.31 per share(2)(3)	26,800	$7,046,487
February 26, 2012 to March 31, 2012	107,259 shares(3)(4)	$24.59 per share(3)(4)	96,000	$4,662,307

(1)
During the four weeks ended January 28, 2012, we accepted 180 shares of our common stock as a tax withholding from certain of our employees, in connection with the vesting of restricted shares that occurred during the indicated period, pursuant to the terms of our 2006 equity incentive plan, at an average share price of $22.00.

(2)
During the four weeks ended February 25, 2012, we accepted 19,726 shares of our common stock as a tax withholding from certain of our employees, in connection with the vesting of restricted shares that occurred during the indicated period, pursuant to the terms of our 2006 equity incentive plan, at an average share price of $23.39.

(3)
On August 30, 2011, we announced that our Board of Directors approved a share repurchase program of up to $7.5 million of our common stock. During the four weeks ended February 25, 2012, we purchased 26,800 shares under this program at an average price per share of $24.99. During the five weeks ended March 31, 2012, we repurchased 96,000 shares authorized under this program at an average price per share of $24.84. On February 22, 2012, our Board of Directors authorized the repurchase of up to an additional $4.45 million of our common stock.

(4)
During the five weeks ended March 31, 2012, we accepted 11,259 shares of our common stock as a tax withholding from certain of our employees, in connection with the vesting of restricted shares that occurred during the indicated period, pursuant to the terms of our 2006 equity incentive plan, at an average share price of $22.53.

ITEM 3.   Defaults Upon Senior Securities

        None.

ITEM 4.    Mine Safety Disclosures

        None.

ITEM 5.    Other Information

        None.

ITEM 6.    Exhibits

Item No.		Description
10.1	*	CRA International, Inc. Cash Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on March 2, 2012).
31.1		Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2		Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1		Section 1350 certification
101	**
The following financial statements from CRA International, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Condensed Consolidated Statement of Operations (unaudited) for the fiscal quarters ended March 31, 2012 and April 2, 2011, (ii) Condensed Consolidated Statement of Comprehensive Income (unaudited) for the fiscal quarters ended March 31, 2012 and April 2, 2011, (iii) Condensed Consolidated Balance Sheets (unaudited) as at March 31, 2012 and December 31, 2011, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the fiscal quarters ended March 31, 2012 and April 2, 2011, (v) Condensed Consolidated Statement of Shareholders' Equity (unaudited) for the fiscal quarter ended March 31, 2012, and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

*
Management contract or compensatory plan.

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

CRA INTERNATIONAL, INC.
Date: May 9, 2012	By:	/s/ PAUL A. MALEH Paul A. Maleh President and Chief Executive Officer
Date: May 9, 2012	By:	/s/ WAYNE D. MACKIE Wayne D. Mackie Executive Vice President, Treasurer, and Chief Financial Officer

EXHIBIT INDEX

Item No.	Description
10.1*	CRA International, Inc. Cash Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on March 2, 2012).
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1	Section 1350 certification
101**
The following financial statements from CRA International, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Condensed Consolidated Statement of Operations (unaudited) for the fiscal quarters ended March 31, 2012 and April 2, 2011, (ii) Condensed Consolidated Statement of Comprehensive Income (unaudited) for the fiscal quarters ended March 31, 2012 and April 2, 2011, (iii) Condensed Consolidated Balance Sheets (unaudited) as at March 31, 2012 and December 31, 2011, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the fiscal quarters ended March 31, 2012 and April 2, 2011, (v) Condensed Consolidated Statement of Shareholders' Equity (unaudited) for the fiscal quarter ended March 31, 2012, and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

*
Management contract or compensatory plan.

**
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto shall not be deemed filed for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.