Form 10-Q
period 2012-06-30
CRA INTERNATIONAL, INC.
filed 2012-08-08
CIK 1053706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2012
Common Stock, no par value per share	10,272,797 shares

CRA International, Inc.

INDEX

PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements	3
	Condensed Consolidated Income Statements (unaudited)—Quarters Ended June 30, 2012 and July 2, 2011 and the Fiscal Year to Date Periods Ended June 30, 2012 and July 2, 2011	3
	Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)—Quarters Ended June 30, 2012 and July 2, 2011 and the Fiscal Year to Date Periods Ended June 30, 2012 and July 2, 2011	4
	Condensed Consolidated Balance Sheets (unaudited)—June 30, 2012 and December 31, 2011	5
	Condensed Consolidated Statements of Cash Flows (unaudited)—Fiscal Year to Date Periods Ended June 30, 2012 and July 2, 2011	6
	Condensed Consolidated Statement of Shareholders' Equity (unaudited)—Fiscal Year to Date Period Ended June 30, 2012	7
	Notes to Condensed Consolidated Financial Statements (Unaudited)	8
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	27
ITEM 4.	Controls and Procedures	28
PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	28
ITEM 1A.	Risk Factors	28
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
ITEM 3.	Defaults Upon Senior Securities	38
ITEM 4.	Mine Safety Disclosures	38
ITEM 5.	Other Information	38
ITEM 6.	Exhibits	39
Signatures		40

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

CRA International, Inc.

Condensed Consolidated Income Statements (unaudited)

(In thousands, except per share data)

	Quarter Ended		Fiscal Year to Date Period Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Revenues	$67,813	$80,641	$136,945	$159,248
Costs of services	45,448	53,731	91,935	105,291

Gross profit	22,365	26,910	45,010	53,957
Selling, general and administrative expenses	16,924	18,688	34,791	36,516
Depreciation and amortization	2,633	1,252	4,105	2,551

Income from operations	2,808	6,970	6,114	14,890
Interest income	64	79	130	161
Interest expense	(79)	(328)	(159)	(720)
Other income (expense), net	(98)	43	(137)	(103)

Income before provision for income taxes	2,695	6,764	5,948	14,228
Provision for income taxes	(1,922)	(2,728)	(4,739)	(5,731)

Net income	773	4,036	1,209	8,497
Net (income) loss attributable to noncontrolling interest, net of tax	(54)	271	29	245

Net income attributable to CRA International, Inc.	$719	$4,307	$1,238	$8,742

Net income per share attributable to CRA International, Inc:
Basic	$0.07	$0.40	$0.12	$0.82

Diluted	$0.07	$0.40	$0.12	$0.81

Weighted average number of shares outstanding:
Basic	10,242	10,650	10,279	10,632

Diluted	10,381	10,820	10,439	10,810

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

(In thousands)

	Quarter Ended		Fiscal Year to Date Period Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net income	$773	$4,036	$1,209	$8,497
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,410)	68	307	2,165

Comprehensive income (loss)	(637)	4,104	1,516	10,662
Less: comprehensive (income) loss attributable to noncontrolling interest	(54)	271	29	245

Comprehensive income (loss) attributable to CRA International, Inc.	$(691)	$4,375	$1,545	$10,907

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except share data)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$36,788	$61,587
Short-term investments	4,995	14,495
Accounts receivable, net of allowances of $12,145 at June 30, 2012 and $6,548 at December 31, 2011	54,891	68,394
Unbilled services	33,234	16,326
Prepaid expenses and other assets	14,554	8,224
Deferred income taxes	20,733	20,898

Total current assets	165,195	189,924
Property and equipment, net	19,574	21,611
Goodwill	141,031	140,654
Intangible assets, net of accumulated amortization of $6,711 at June 30, 2012 and $6,806 at December 31, 2011	2,140	2,472
Deferred income taxes, net of current portion	103	105
Other assets	13,852	17,341

Total assets	$341,895	$372,107

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$10,356	$10,469
Accrued expenses	34,611	60,502
Deferred revenue and other liabilities	6,193	7,707
Current portion of deferred rent	4,372	2,870
Current portion of notes payable	660	650
Current portion of deferred compensation	2,609	75

Total current liabilities	58,801	82,273
Notes payable, net of current portion	1,664	1,631
Deferred rent and other non-current liabilities	6,026	9,423
Deferred compensation	—	1,714
Deferred income taxes, net of current portion	8,760	8,659
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 10,194,302 and 10,329,051 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	95,299	98,578
Receivables from shareholders	(236)	(236)
Retained earnings	176,838	175,600
Accumulated other comprehensive loss	(6,031)	(6,338)

Total CRA International, Inc. shareholders' equity	265,870	267,604
Noncontrolling interest	774	803

Total shareholders' equity	266,644	268,407

Total liabilities and shareholders' equity	$341,895	$372,107

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Fiscal Year to Date Period Ended
	June 30, 2012	July 2, 2011
Operating activities:
Net income	$1,209	$8,497
Adjustments to reconcile net income to net cash used in operating activities, net of effect of acquired businesses:
Depreciation and amortization	2,821	2,673
Loss on disposal of property and equipment	1,160	—
Deferred rent	(1,920)	(1,699)
Deferred income taxes	266	(3,415)
Share-based compensation expenses	2,479	3,197
Excess tax benefits from share-based compensation	(38)	(50)
Noncash interest from discount on convertible debentures	—	229
Changes in operating assets and liabilities:
Accounts receivable	13,673	(3,252)
Unbilled services	(16,948)	(10,005)
Prepaid expenses and other assets	(2,847)	(5,581)
Accounts payable, accrued expenses, and other liabilities	(26,862)	1,992

Net cash used in operating activities	(27,007)	(7,414)
Investing activities:
Consideration relating to acquisitions, net	—	(844)
Purchase of property and equipment	(1,504)	(4,514)
Purchase of investments	(9,494)	(31,543)
Sale of investments	18,994	17,059
Collections on notes receivable	14	64

Net cash provided by (used in) investing activities	8,010	(19,778)
Financing activities:
Issuance of common stock, principally stock option exercises	575	620
Payments on notes payable	—	(370)
Extinguishment of convertible debentures	—	(21,880)
Tax withholding payment reimbursed by restricted shares	(732)	(705)
Excess tax benefits from share-based compensation	38	50
Repurchase of common stock	(5,620)	(1,368)
Repurchase of treasury stock by NeuCo, Inc.	—	(33)

Net cash used in financing activities	(5,739)	(23,686)
Effect of foreign exchange rates on cash and cash equivalents	(63)	534

Net decrease in cash and cash equivalents	(24,799)	(50,344)
Cash and cash equivalents at beginning of period	61,587	87,505

Cash and cash equivalents at end of period	$36,788	$37,161

Supplemental cash flow information:
Cash paid for income taxes	$8,686	$7,028

Cash paid for interest	$111	$393

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statement of Shareholders' Equity (unaudited)

(In thousands, except share data)

	Common Stock					CRA International, Inc. Shareholders' Equity
					Accumulated Other Comprehensive Income (Loss)
	Shares Issued	Amount	Receivable from Shareholder	Retained Earnings			Noncontrolling Interest	Total Shareholders' Equity
BALANCE AT DECEMBER 31, 2011	10,329,051	$98,578	$(236)	$175,600	$(6,338)	$267,604	$803	$268,407
Net income (loss)	—	—	—	1,238	—	1,238	(29)	1,209
Foreign currency translation adjustment	—	—	—	—	307	307	—	307

Other comprehensive income (loss), net of tax				1,238	307	1,545	(29)	1,516
Exercise of stock options	41,845	575	—	—	—	575	—	575
Share-based compensation expense for employees	—	2,477	—	—	—	2,477	—	2,477
Restricted share vesting	107,727	—	—	—	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(31,736)	(732)	—	—	—	(732)	—	(732)
Tax benefit on stock options and restricted shares vesting	—	19	—	—	—	19	—	19
Shares repurchased	(252,585)	(5,620)	—	—	—	(5,620)	—	(5,620)
Share-based compensation expense for non-employees	—	2	—	—	—	2	—	2

BALANCE AT JUNE 30, 2012	10,194,302	$95,299	$(236)	$176,838	$(6,031)	$265,870	$774	$266,644

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

2. Unaudited Interim Condensed Consolidated Financial Statements and Estimates

        The following financial statements included in this report are unaudited: the condensed consolidated income statements for the fiscal quarters and year to date periods ended June 30, 2012 and July 2, 2011, the condensed consolidated statements of comprehensive income (loss) for the fiscal quarters and year-to-date periods ended June 30, 2012 and July 2, 2011, the condensed consolidated balance sheet as of June 30, 2012, the condensed consolidated statements of cash flows for the year-to-date periods ended June 30, 2012 and July 2, 2011, and the condensed consolidated statement of shareholders' equity for the year-to-date period ended June 30, 2012. In the opinion of management, these statements include all adjustments necessary for a fair presentation of CRA's consolidated financial position, results of operations, and cash flows. The condensed consolidated balance sheet as of December 31, 2011 included in this report was derived from audited consolidated financial statements included in the Company's Annual Report on Form 10-K that was filed on March 2, 2012.

        The preparation of financial statements in conformity with generally accepted accounting principles in the U.S. ("U.S. GAAP") requires management to make significant estimates and judgments that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates in these consolidated financial statements include, but are not limited to, accounts receivable allowances, revenue recognition on fixed price contracts, depreciation of property and equipment, share-based compensation, valuation of acquired intangible assets, impairment of long lived assets, goodwill, accrued and deferred income taxes, valuation allowances on deferred tax assets, accrued compensation, accrued exit costs, and other accrued expenses. These items are monitored and analyzed by the Company for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. CRA bases its estimates on historical experience and various other assumptions that CRA believes to be reasonable under the circumstances. Actual results may differ from those estimates if CRA's assumptions based on past experience or other assumptions do not turn out to be substantially accurate.

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

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3. Principles of Consolidation (Continued)

        NeuCo's interim reporting schedule is based on calendar month-ends, but its fiscal year end is the last Saturday of November. CRA's quarterly results could include a few days reporting lag between CRA's quarter end and the most recent financial statements available from NeuCo. CRA does not believe that the reporting lag will have a significant impact on CRA's consolidated income statements or financial condition.

4. Recent Accounting Standards

Intangibles

        In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2012-02") to simplify the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. Under former guidance, an organization was required to test an indefinite-lived intangible asset for impairment on at least an annual basis by comparing the fair value of the asset with its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeded its fair value, an impairment loss was recognized in an amount equal to the difference. ASU 2012-02 allows an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is "more likely than not" that the asset is impaired. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The Company believes the adoption of ASU 2012-02 will have no impact on its financial position, results of operations, cash flows, or disclosures.

Goodwill

        In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment ("ASU 2011-08"). The objective of ASU 2011-08 is to simplify how entities test goodwill for impairment. The amendments in ASU 2011-08 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. ASU 2011-08 was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company's adoption of ASU 2011-08 in the first quarter of fiscal 2012 had no impact on its financial position, results of operations, cash flows, or disclosures.

Comprehensive Income

        In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income ("ASU 2011-05"). The objective of ASU 2011-05 is to increase the prominence of items reported in other comprehensive income. The main provisions of ASU 2011-05 provide that an entity that reports items of other comprehensive income has the option to present comprehensive income in either one or two consecutive financial statements. ASU 2011-05 was effective

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4. Recent Accounting Standards (Continued)

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

5. Cash, Cash Equivalents, and Short-Term Investments

        Cash equivalents consist principally of commercial paper, funds holding only U.S. government obligations, and money market funds, with maturities of three months or less when purchased. As of June 30, 2012, a portion of the Company's cash accounts was concentrated at a single financial institution, which potentially exposes the Company to credit risks. The financial institution has generally "stable" credit ratings and its short-term credit rating is A-1 by Standard & Poor's ratings services. The Company has not experienced any losses related to such accounts and does not believe that there is significant risk of non-performance by the financial institution. The Company's cash on deposit at this financial institution is fully liquid, and the Company continually monitors the credit ratings of the institution and limits the amount of cash it maintains at this institution.

        Short-term investments generally consist of commercial paper and have maturities of more than three months and less than one year when purchased. These short-term investments are expected to be held-to-maturity and are classified as such in the accompanying condensed consolidated financial statements.

        The carrying amounts of the Company's instruments classified as cash equivalents and short-term investments are stated at amortized cost, which approximates fair value because of their short-term maturity. As of June 30, 2012 and December 31, 2011, short-term investments included $5.0 million and $14.5 million in commercial paper, respectively, and are considered Level 2 inputs within the fair value hierarchy.

        If a decline in fair value below the amortized cost basis of an investment is judged to be other-than-temporary, the cost basis of the investment is written down to fair value. For those investments for which the fair value of the investment is less than its amortized cost, the credit-related portion of other-than-temporary impairment losses is recognized in earnings while the noncredit-related portion is recognized in other comprehensive income, net of related taxes. The Company does not intend to sell such investments, if any, and it is more likely than not that it will not be required to sell such investments prior to the recovery of their amortized cost basis less any current period credit

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

5. Cash, Cash Equivalents, and Short-Term Investments (Continued)

losses. During the second quarter and the fiscal year to date period ended June 30, 2012, the Company did not write-down any investment balances.

6. Revenue Recognition

        CRA derives substantially all of its revenues from the performance of professional services. The contracts that CRA enters into and operates under specify whether the engagement will be billed on a time-and-materials or a fixed-price basis. Most of CRA's revenue is derived from time-and-materials service contracts. Revenues from time-and-materials service contracts are recognized as services are provided based upon hours worked and contractually agreed-upon hourly rates, as well as indirect fees based upon hours worked. Revenues from a majority of the Company's fixed-price engagements are recognized on a proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. Revenues also include reimbursements of reimbursable expenses, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. Reimbursable expenses are as follows (in thousands):

	Quarter Ended		Fiscal Year to Date Period Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Reimbursable expenses	$8,817	$11,224	$17,114	$21,600

7. Goodwill

        In accordance with ASC Topic 350, "Intangibles—Goodwill and Other," goodwill is not subject to amortization, but is monitored at least annually for impairment, or more frequently, as necessary, if events or circumstances exist that would more likely than not reduce the fair value of the reporting unit below its carrying amount. For the Company's goodwill impairment analysis, the Company operates under one reporting unit. The Company completed the annual impairment test required as of fiscal 2011 and determined that there was no impairment. At the time of the annual test, the entity-wide estimated fair value exceeded the net book value by approximately 25%.

        Although late in the second quarter of fiscal 2012 the Company's stock price experienced a significant decline, the Company did not record any impairment losses related to goodwill or intangible assets during the fiscal year to date period ended June 30, 2012 as there were no events or circumstances that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The Company continues to monitor its market capitalization and other potential indicators of impairment. If the Company's market capitalization, plus an estimated control premium, is below its carrying value for a significant duration, or if events or circumstances exist that would more likely than not reduce the fair value of the reporting unit below its carrying amount, the Company may be required to record an impairment of goodwill in the third quarter of fiscal 2012, the fourth quarter of fiscal 2012 when the Company conducts its annual impairment test, or in future quarters. A non-cash goodwill impairment charge would have the effect of decreasing the Company's earnings in any such period. If the Company is required to take a substantial impairment charge, its operating results would be materially adversely affected in any such period.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Goodwill (Continued)

        The changes in the carrying amount of goodwill for the fiscal year to date period ended June 30, 2012 are as follows (in thousands):

Balance at December 31, 2011	$140,654
Effect of foreign currency translation adjustments	377

Balance at June 30, 2012	$141,031

8. Senior Loan Agreement

        The Company is party to a senior loan agreement with RBS Citizens, N.A for a $60.0 million revolving line of credit that provides CRA with the additional flexibility to meet any unforeseen financial requirements. The amount available under this revolving line of credit is reduced by certain letters of credit outstanding, which amounted to $0.7 million as of June 30, 2012. There was no amount outstanding under this revolving line of credit as of June 30, 2012.

        Under the senior loan agreement, the Company must comply with various financial and non-financial covenants. As of June 30, 2012, the Company was in compliance with the covenants of its senior loan agreement.

9. Net Income per Share

        Basic net income per share represents net income divided by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share represents net income divided by the weighted average number of shares of common stock and common stock equivalents, if applicable, outstanding during the period. Common stock equivalents arise from stock options and unvested shares of restricted stock, using the treasury stock method. Under the treasury stock method, the amount the Company would receive upon exercise of stock options and the vesting of restricted stock, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in common stock when the stock options or restricted stock becomes deductible are assumed to be used to repurchase shares at the average share price over the applicable fiscal period. A reconciliation of basic to diluted weighted average shares of common stock outstanding is as follows (in thousands):

	Quarter Ended		Fiscal Year to Date Period Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Basic weighted average shares outstanding	10,242	10,650	10,279	10,632
Common stock equivalents:
Stock options and restricted shares	139	170	160	178

Diluted weighted average shares outstanding	10,381	10,820	10,439	10,810

        For the second quarter and fiscal year to date period ended June 30, 2012, certain share-based awards, which amounted to 1,190,676 and 1,214,086 shares, respectively, were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9. Net Income per Share (Continued)

outstanding because they were anti-dilutive. For the second quarter and fiscal year to date period ended July 2, 2011, certain share-based awards, which amounted to 977,434 and 1,001,316 shares, respectively, were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding because they were anti-dilutive. These share-based awards were anti-dilutive because their exercise price exceeded the average market price for the respective period.

        On August 30, 2011, the Company announced that its Board of Directors approved a share repurchase program of up to $7.5 million of the Company's common stock. On February 22, 2012, the Board of Directors authorized the repurchase of up to an additional $4.45 million of the Company's common stock under this program. During the second quarter of fiscal 2012, the Company repurchased 129,785 shares under this program at an average price per share of $19.83. During the fiscal year to date period ended June 30, 2012, the Company repurchased 252,585 shares under this program at an average price per share of $22.28. As of June 30, 2012, $2.1 million was available for future repurchases under this program.

10. Income Taxes

        The Company's effective income tax rates were 71.3% and 40.3% for the second quarter of fiscal 2012 and fiscal 2011, respectively. The Company's effective income tax rates were 79.7% and 40.3% for the fiscal year to date period ended June 30, 2012 and July 2, 2011, respectively. The effective tax rate in the second quarter of fiscal 2012 and the fiscal year to date period ended June 30, 2012 was higher than the statutory rate primarily due to losses in foreign locations that provided no tax benefit. The effective tax rate in the second quarter of fiscal 2011 and the fiscal year to date period ended July 2, 2011 was consistent with the Company's combined federal and state statutory tax rate.

11. Accrued Expenses

        Accrued expenses consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Compensation and related expenses	$28,395	$53,438
Income taxes payable	951	2,602
Other	5,265	4,462

Total	$34,611	$60,502

12. Restructuring Charges

        During the second quarter of fiscal 2012, the Company entered into an agreement with the landlord of its London, England office to surrender the lease of one of the three floors it leased in the office building in London. Under this agreement, the Company surrendered its lease of this floor on June 30, 2012, instead of on the lease's original termination date of October 2, 2016, and paid the landlord approximately $1.2 million in connection with the surrender. In connection with this surrender, the Company incurred pre-tax restructuring charges of $1.7 million in the second quarter of fiscal 2012,

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

12. Restructuring Charges (Continued)

which included the surrender charge, approximately $1.1 million of fixed asset write-offs and other charges or offsets. Additionally, during the second quarter of fiscal 2012, the Company recorded a pre-tax restructuring credit of $0.4 million related to adjustments to its leased office space in Houston, TX for the reoccupation of a portion of that office space. Of the $1.4 million of restructuring charges recorded during the second quarter of fiscal 2012, approximately $0.2 million was charged to selling, general and administrative expenses and $1.1 million was charged to depreciation and amortization expense.

        The restructuring expenses for the fiscal year to date period ended June 30, 2012, and the reserve balance as of June 30, 2012, were as follows (in thousands):

Office Vacancies
Balance at December 31, 2011	$3,737
Charges incurred in the fiscal year to date period ended June 30, 2012	1,916
Amounts paid, net of amounts received, during the fiscal year to date period ended June 30, 2012	(2,185)
Non-cash adjustments during the fiscal year to date period ended June 30, 2012	(560)

Balance at June 30, 2012	$2,908

        On the accompanying balance sheet as of June 30, 2012, the reserve balance of $2.9 million was classified as follows: $1.6 million in "deferred rent and other non-current liabilities" and $1.3 million in "current portion of deferred rent".

        During the second quarter of fiscal 2011, the Company incurred pre-tax expenses of $1.0 million associated principally with leased office space at its Houston, TX office, which was closed during the second quarter of fiscal 2010. The Company recorded this expense in the second quarter of 2011 in selling, general and administrative expenses for a change in the estimate of the future minimum lease payments and related exit costs through the end of the remaining lease term, net of expected future sublease rental income measured at fair value. This estimated expense required management to make assumptions regarding the estimate of the duration of future vacancy periods, the amount and timing of future settlement payments, and the amount and timing of potential sublease income.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

12. Restructuring Charges (Continued)

        The restructuring expenses for the fiscal year to date period ended July 2, 2011 and the reserve balance as of July 2, 2011 were as follows (in thousands):

	Office Vacancies	Employee Workforce Reduction	Total Restructuring
Balance at January 1, 2011	$4,476	$951	$5,427
Charges incurred in the fiscal year to date period ended July 2, 2011	1,020	—	1,020
Amounts paid, net of amounts received, during the fiscal year to date period ended July 2, 2011	(1,251)	(608)	(1,859)
Non-cash adjustments and effect of foreign currency translation during the fiscal year to date period ended July 2, 2011	(37)	(294)	(331)

Balance at July 2, 2011	$4,208	$49	$4,257

13. Compensation Arrangements

        In connection with a previous acquisition, CRA has agreed to pay an award to certain employees of the acquired business if they achieve specific performance targets through fiscal 2012. Retention of amounts paid to the individual employees is contingent on their continued employment with CRA through 2016. As of June 30, 2012, based upon performance to date and expected performance for the remainder of fiscal 2012, the amount of the award is estimated to be approximately $9.6 million and is being expensed over the seven and a half year service period ending in December 2016. The amount of the award could fluctuate depending on future performance during fiscal 2012. Any payments under this award would be made in the first quarter of fiscal 2013. Changes in the estimated award are expensed prospectively over the remaining service period. The Company expensed $0.4 million and $0.5 million for this award during the second quarters of fiscal 2012 and fiscal 2011, respectively and $0.8 million during each of the fiscal year to date periods ended June 30, 2012 and July 2, 2011.

14. Subsequent Events

Forgivable Loans

        In order to attract and retain highly skilled professionals, the Company may issue forgivable loans to employees and non-employee experts. The majority of these loans are unsecured with terms of generally three to five years. The principal amount and accrued interest is forgiven by the Company over the term of the loans, so long as the employee or non-employee expert continues employment or affiliation with the Company and complies with certain contractual requirements. The expense associated with the forgiveness of the principal amount of the loans is recorded as compensation expense over the service period, which is consistent with the term of the loans. At June 30, 2012, the Company committed to issue approximately $7.1 million in forgivable loans to employees and non-employee experts for future service. The Company expects that these loans will be issued, and the corresponding payments will be made, in the third quarter of fiscal 2012.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

14. Subsequent Events (Continued)

Restructuring Actions

        On July 22, 2012, the Company's management committed to a plan to eliminate and restructure selected practice areas, better align staffing levels with its revenue, and reduce selling, general and administrative costs. In connection with this plan, the Company is eliminating its Chemicals practice and is closing its Middle East operations. These restructuring actions, along with the repositioning of other select underperforming practice areas in connection with this restructuring plan, will result in the reduction of approximately 55 consulting positions. Commensurate with these consulting staff reductions, the Company is also taking significant actions to lower its selling, general and administrative costs by reducing the Company's administrative staff, eliminating excess office space capacity, better rationalizing remaining office space, and lowering administrative spending, particularly related to outside contractors and professional fees. These restructuring actions are designed to intensify the focus of the Company's portfolio, increase the cohesiveness of its services and improve its margins and profitability. The Company has begun these actions and expects that a majority of them will be completed during the third and fourth quarters of fiscal 2012. The Company expects to record a restructuring charge in the approximate range of $3.5 million to $4.5 million in the third quarter of fiscal 2012 related to termination benefits, facility-related charges, asset write-downs and other potential charges.

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

Recent Events

        On July 22, 2012, our management committed to a plan to eliminate and restructure selected practice areas, better align staffing levels with our revenue, and reduce selling, general and administrative costs. In connection with this plan, we are eliminating our Chemicals practice and we are closing our Middle East operations. These restructuring actions, along with the repositioning of other select underperforming practice areas in connection with this restructuring plan, will result in the reduction of approximately 55 consulting positions. Commensurate with these consulting staff reductions, we are also taking significant actions to lower our selling, general and administrative costs by reducing our administrative staff, eliminating excess office space capacity, better rationalizing remaining office space, and lowering administrative spending, particularly related to outside contractors and professional fees. We have begun these actions and expect that a majority of them will be completed during the third and fourth quarters of fiscal 2012. We expect to record a restructuring charge in the approximate range of $3.5 million to $4.5 million in the third quarter of fiscal 2012 related to termination benefits, facility-related charges, asset write-downs and other potential charges.

        We have not finalized our employee separation and other compensation costs, office space reduction costs and other costs associated with these actions or the offsetting benefits we may have as a result of these actions. The restructuring charge that we expect to incur in connection with the restructuring is subject to a number of assumptions, and actual results may materially differ. We may also incur other material charges not currently contemplated due to events that may occur as a result of, or associated with, the restructuring plan.

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

  •
  Share-based compensation expense

  •
  Valuation of goodwill and other intangible assets

  •
  Accounting for income taxes

        We did not adopt any changes in the first half of fiscal 2012 that had a material effect on these critical accounting policies nor did we make any changes to our accounting policies in the first half of fiscal 2012 that changed these critical accounting policies. See the section below for a discussion pertaining to our goodwill.

Goodwill

        In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment ("ASU 2011-08"). The objective of ASU 2011-08 is to simplify how entities test goodwill for impairment. The amendments in ASU 2011-08 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. ASU 2011-08 was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Our adoption of ASU 2011-08 in the first quarter of fiscal 2012 had no impact on our financial position, results of operations, cash flows, or disclosures.

        In accordance with ASC Topic 350, "Intangibles—Goodwill and Other," goodwill is not subject to amortization, but is monitored at least annually for impairment, or more frequently, as necessary, if there are other potential indicators of impairment. For our goodwill impairment analysis, we operate under one reporting unit. We completed the annual impairment test required for fiscal 2011 and determined that there was no impairment. At the time of the annual test, the entity-wide estimated fair value exceeded the net book value by approximately 25%.

        Although late in the second quarter of fiscal 2012 our stock price experienced a significant decline, we did not record any impairment losses related to goodwill or intangible assets during the fiscal year to date period ended June 30, 2012 as there were no events or circumstances that would more likely than not reduce the fair value of the reporting unit below its carrying amount. We continue to monitor our market capitalization and other potential indicators of impairment. If our market capitalization, plus an estimated control premium, is below our carrying value for a significant duration, or if events or circumstances exist that would more likely than not reduce the fair value of the reporting unit below its carrying amount, we may be required to record an impairment of goodwill in the third quarter of fiscal 2012, the fourth quarter of fiscal 2012 when we conduct our annual impairment test, or in future quarters. A non-cash goodwill impairment charge would have the effect of decreasing our earnings in any such period. If we were required to take a substantial impairment charge, our operating results would be materially adversely affected in any such period.

Recent Accounting Standards

        See Note 4 to our condensed consolidated financial statements included in this quarterly report on Form 10-Q for a discussion of recent accounting standards.

Results of Operations—For the Quarter and Fiscal Year to Date Period Ended June 30, 2012, Compared to the Quarter and Fiscal Year to Date Period Ended July 2, 2011

        The following table provides operating information as a percentage of revenues for the periods indicated:

	Quarter Ended		Fiscal Year to Date Period Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Revenues	100.0%	100.0%	100.0%	100.0%
Costs of services	67.0	66.6	67.1	66.1

Gross profit	33.0	33.4	32.9	33.9
Selling, general and administrative expenses	25.0	23.2	25.4	22.9
Depreciation and amortization	3.9	1.6	3.0	1.6

Income from operations	4.1	8.6	4.5	9.4
Interest income	0.1	0.1	0.1	0.1
Interest expense	(0.1)	(0.4)	(0.1)	(0.5)
Other income (expense), net	(0.1)	0.1	(0.1)	(0.1)

Income before provision for income taxes	4.0	8.4	4.3	8.9
Provision for income taxes	(2.8)	(3.4)	(3.5)	(3.6)

Net income	1.1	5.0	0.9	5.3
Net (income) loss attributable to noncontrolling interest, net of tax	(0.1)	0.3	0.0	0.2

Net income attributable to CRA International, Inc.	1.1%	5.3%	0.9%	5.5%

Quarter Ended June 30, 2012 Compared to the Quarter Ended July 2, 2011

        Revenues.    Revenues decreased $12.8 million, or 15.9%, to $67.8 million for the second quarter of fiscal 2012 from $80.6 million for the second quarter of fiscal 2011. Our second quarter results for fiscal 2012 were negatively impacted by several underperforming practice areas which affected our overall performance. Specifically, our Chemicals practice and Middle East operations performed at significantly lower levels in the second quarter of fiscal 2012 compared to the second quarter of fiscal

2011. Utilization decreased to 70% for the second quarter of fiscal 2012 from 74% for the second quarter of fiscal 2011, reflecting the slowdown in activity. As mentioned previously, in connection with the restructuring plan we committed to in the third quarter of fiscal 2012, we are eliminating our Chemicals practice and we are closing our Middle East operations and repositioning other select underperforming practice areas, amongst other actions. Overall, revenues outside of the U.S. represented approximately 25% of total revenues for the second quarter of fiscal 2012, compared with approximately 29% of total revenues for the second quarter of fiscal 2011. The decrease was due primarily to the softness in our management consulting business in the second quarter of fiscal 2012, particularly related to our Chemicals practice and Middle East operations. Revenues derived from fixed-price engagements decreased to 16% of total revenues for the second quarter of fiscal 2012 compared with 25% for the second quarter of fiscal 2011. The decrease in revenues from fixed-price engagements was due primarily to the slowdown in our management consulting business in the second quarter of 2012 as compared with the second quarter of fiscal 2011 as the management consulting business typically has a higher concentration of fixed-price service contracts. Another factor contributing to our overall revenue decline was the decrease in client reimbursable expenses. Client reimbursable expenses are pass-through expenses that carry little to no margin.

        Costs of Services.    Costs of services decreased by $8.3 million, or 15.4%, to $45.4 million for the second quarter of fiscal 2012 from $53.7 million for the second quarter of fiscal 2011. The decrease in costs of services was due primarily to the decreases in revenue, client reimbursable expenses, and headcount in the second quarter of fiscal 2012 as compared to the second quarter of fiscal 2011. As a result of the revenue decrease, our profitability decreased and we had a decrease in incentive bonus expense for our employee consultants in the second quarter of fiscal 2012 as compared to the second quarter of fiscal 2011. Client reimbursable expenses decreased by $2.4 million primarily due to a decrease in the usage of outside consultants and travel expenses as a result of the decreased revenue. Employee consultant headcount decreased from 519 at the end of the second quarter of fiscal 2011 to 511 at the end of the second quarter of fiscal 2012.

        As a percentage of revenues, costs of services increased to 67.0% for the second quarter of fiscal 2012 from 66.6% for the second quarter of fiscal 2011. The increase in costs of services as a percentage of revenue was due primarily to the decrease in revenue during the second quarter of fiscal 2012 as compared with the second quarter of fiscal 2011, as the decrease in revenue outpaced the decrease in costs of services.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased by $1.8 million, or 9.4%, to $16.9 million for the second quarter of fiscal 2012 from $18.7 million for the second quarter of fiscal 2011. Selling, general and administrative expenses included $0.2 million of restructuring costs recorded in the second quarter of fiscal 2012 associated with the reduction of leased office space in our London, England office and adjustments to our leased office space in Houston, TX for the reoccupation of a portion of that office space, as compared with restructuring expenses in fiscal 2011 of $1.0 million that were related to the reduction of vacant leased office space in our Houston, TX office. Also contributing to the decrease was a decrease in incentive bonus expense for our employees as a result of the decrease in revenue and profitability in the second quarter of fiscal 2012 as compared with the second quarter of fiscal 2011.

        As a percentage of revenues, selling, general and administrative expenses increased to 25.0% for the second quarter of fiscal 2012 from 23.2% for the second quarter of fiscal 2011, which was primarily the result of the decrease in revenue in the second quarter of fiscal 2012 as compared with the second quarter of fiscal 2011.

        Depreciation and Amortization.    Depreciation and amortization increased by $1.4 million, or 110.3%, to $2.6 million for the second quarter of fiscal 2012 from $1.3 million for the second quarter of fiscal 2011. Of this increase, approximately $1.1 million was related to the write-off of unamortized leaseholds and other costs associated with restructuring costs recorded in the second quarter of fiscal 2012 for the reduction of leased office space in our London, England office. The remaining increase of $0.2 million was primarily due to the amortization of software costs related to our implementation of an enterprise-wide financial reporting system at the start of fiscal 2012.

        Interest Expense.    Interest expense decreased by $249,000 to $79,000 for the second quarter of fiscal 2012 from $328,000 for the second quarter of fiscal 2011. The decrease was primarily due to our repurchase, on June 15, 2011, of 100% of the principal amount of our outstanding debentures and the accrued and unpaid interest thereon, which amounted to $21.9 million and $0.3 million, respectively. Through this final repurchase date, interest expense primarily consisted of interest incurred on this convertible debt, the amortization of debt issuance costs, and the amortization of the discount on the debt for the equity conversion feature of the debt instrument.

        Other Income (Expense), Net.    Other income (expense), net changed by $141,000 to expense of $98,000 for the second quarter of fiscal 2012 from income of $43,000 for the second quarter of fiscal 2011. Other income (expense), net consists primarily of foreign currency exchange transaction gains and losses. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies including the Euro and the British Pound.

        Provision for Income Taxes.    The income tax provision was $1.9 million, and the effective tax rate was 71.3%, for the second quarter of fiscal 2012 compared to $2.7 million and 40.3% for the second quarter of fiscal 2011. The effective tax rate in the second quarter of fiscal 2012 was higher than the statutory rate primarily due to losses in foreign locations that provided no tax benefit. The effective tax rate in the second quarter of fiscal 2011 was consistent with our combined federal and state statutory tax rate.

        Net (Income) Loss Attributable to Noncontrolling Interest, Net of Tax.    Our ownership interest in NeuCo constitutes control under U.S GAAP. As a result, NeuCo's financial results are consolidated with ours, and allocations of the noncontrolling interest's share of NeuCo's net income result in deductions to our net income, while allocations of the noncontrolling interest's share of NeuCo's net loss result in additions to our net income. Our ownership interest in NeuCo is 55.89%. The results of operations of NeuCo allocable to its other owners was net income of $54,000 for the second quarter of fiscal 2012 and a net loss of $271,000 for the second quarter of fiscal 2011.

        Net Income Attributable to CRA International, Inc.    Net income attributable to CRA International, Inc. decreased by $3.6 million to net income of $0.7 million for the second quarter of fiscal 2012 from net income of $4.3 million for the second quarter of fiscal 2011. The net income per diluted share was $0.07 per share for the second quarter of fiscal 2012, compared to $0.40 of net income per share for the second quarter of fiscal 2011. Diluted weighted average shares outstanding decreased by approximately 439,000 shares to approximately 10,381,000 shares for the second quarter of fiscal 2012 from approximately 10,820,000 shares for the second quarter of fiscal 2011. The decrease in diluted weighted average shares outstanding was primarily due to repurchases of common stock since the second quarter of fiscal 2011 and lower average stock price in the second quarter of fiscal 2012 as compared to the second quarter of fiscal 2011, offset in part by an increase as a result of shares of restricted stock that have vested or that have been issued, and stock options that have been exercised since the second quarter of fiscal 2011.

Fiscal Year to Date Period Ended June 30, 2012 Compared to the Fiscal Year to Date Period Ended July 2, 2011

        Revenues.    Revenues decreased by $22.3 million, or 14.0%, to $136.9 million for the fiscal year to date period ended June 30, 2012 from $159.2 million for the fiscal year to date period ended July 2,

2011. Several underperforming practice areas, including our Chemicals practice and Middle East operations, affected our overall performance, and utilization decreased to 69% for the fiscal year to date period ended June 30, 2012 from 75% for the fiscal year to date period ended July 2, 2011. As mentioned previously, in connection with the restructuring plan we committed to in the third quarter of fiscal 2012, we are eliminating our Chemicals practice and we are closing our Middle East operations and repositioning other select underperforming practice areas, amongst other actions. Overall, revenues outside of the U.S. represented approximately 22% of total revenues for the fiscal year to date period ended June 30, 2012, compared with approximately 29% of total revenues for the fiscal year to date period ended July 2, 2011. The decrease was due primarily to the softness in our management consulting business for the first half of fiscal 2012, particularly related to the Chemicals practice, our Middle East operations, and our operations in Europe where economic uncertainties impacted our performance, primarily during the earlier part of fiscal 2012. Revenues derived from fixed-price engagements decreased to 13% of total revenues for the fiscal year to date period ended June 30, 2012 compared with 25% for the fiscal year to date period ended July 2, 2011. The decrease in revenues from fixed-price engagements was due primarily to the slowdown in our management consulting business as the management consulting business typically has a higher concentration of fixed-price service contracts. Another factor contributing to our overall revenue decline was the decrease in client reimbursable expenses. Client reimbursable expenses are pass-through expenses that carry little to no margin.

        Costs of Services.    Costs of services decreased $13.4 million, or 12.7%, to $91.9 million for the fiscal year to date period ended June 30, 2012 from $105.3 million for the fiscal year to date period ended July 2, 2011. The decrease in costs of services was due primarily to the decreases in revenue and profitability in the first half of fiscal 2012 as compared to the first half of fiscal 2011, a decrease in client reimbursable expenses, and a decrease in headcount. As a result of the decreased revenue and profitability, we had a decrease in incentive bonus expense for our employee consultants in the fiscal year to date period ended June 30, 2012 as compared to the fiscal year to date period ended July 2, 2011. Client reimbursable expenses decreased by $4.5 million primarily due to a decrease in the usage of outside consultants and travel expenses as a result of the decreased revenue. Also contributing to the decrease was a decrease in employee consultant headcount from 519 as of July 2, 2011 to 511 as of June 30, 2012.

        As a percentage of revenues, costs of services increased to 67.1% for the fiscal year to date period ended June 30, 2012 from 66.1% for the fiscal year to date period ended July 2, 2011 primarily due to the decrease in revenue in the fiscal year to date period ended June 30, 2012 compared with the fiscal year to date period ended July 2, 2011, as the decrease in revenue outpaced the decrease in costs of services.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased by $1.7 million, or 4.7%, to $34.8 million for the fiscal year to date period ended June 30, 2012 from $36.5 million for the fiscal year to date period ended July 2, 2011. Selling, general and administrative expenses for the first half of fiscal 2012 included $0.8 million of restructuring costs associated principally with the reduction of leased office space in our London, England office and adjustments to our leased office space in Houston, TX. Restructuring expenses in the first half of fiscal 2011 were $1.0 million and were related to the reduction of vacant leased office space in our Houston, TX office. Also contributing to the decrease was a decrease in incentive bonus expense for our employees as a result of the decrease in revenue and profitability in the first half of fiscal 2012 as compared with the first half of fiscal 2011, as well as a decrease in compensation expense in the first half of fiscal 2012 as compared with the first half of fiscal 2011.

        As a percentage of revenues, selling, general and administrative expenses increased to 25.4% for the fiscal year to date period ended June 30, 2012 from 22.9% for the fiscal year to date period ended

July 2, 2011, which was primarily a result of the decrease in revenue in the fiscal year to date period ended June 30, 2012 compared with the fiscal year to date period ended July 2, 2011.

        Depreciation and Amortization.    Depreciation and amortization increased by $1.6 million, or 60.9%, to $4.1 million for the fiscal year to date period ended June 30, 2012 from $2.6 million for the fiscal year to date period ended July 2, 2011. Of this increase, approximately $1.1 million was related to the write-off of unamortized leaseholds and other costs associated with restructuring costs recorded in the second quarter of fiscal 2012 for the reduction of leased office space in our London, England office. The remaining increase of $0.5 million was primarily due to the amortization of software costs related to our implementation of an enterprise-wide financial reporting system at the start of fiscal 2012.

        Interest Expense.    Interest expense decreased by $0.6 million to $0.2 million for the fiscal year to date period ended June 30, 2012 from $0.7 million for the fiscal year to date period ended July 2, 2011. The decrease was primarily due to our repurchase, on June 15, 2011, of 100% of the principal amount of our outstanding debentures and the accrued and unpaid interest thereon, which amounted to $21.9 million and $0.3 million, respectively. Through this final repurchase date, interest expense primarily consisted of interest incurred on this convertible debt, the amortization of debt issuance costs, and the amortization of the discount on the debt for the equity conversion feature of the debt instrument.

        Other Income (Expense), Net.    Other income (expense), net decreased by $34,000 to expense of $137,000 for the fiscal year to date period ended June 30, 2012 as compared to expense of $103,000 for the fiscal year to date period ended July 2, 2011. Other income (expense), net consists primarily of foreign currency exchange transaction gains and losses. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies including the Euro and the British Pound.

        Provision for Income Taxes.    For the fiscal year to date period ended June 30, 2012 our income tax provision was $4.7 million, and the effective tax rate was 79.7%, compared to $5.7 million and an effective tax rate of 40.3% for the fiscal year to date period ended July 2, 2011. The effective tax rate for the fiscal year to date period ended June 30, 2012 was higher than the statutory rate primarily due to losses in foreign locations that provided no tax benefit. The effective tax rate for the fiscal year to date period ended July 2, 2011 was consistent with the Company's combined federal and state statutory tax rate.

        Net Loss Attributable to Noncontrolling Interest, Net of Tax.    Our ownership interest in NeuCo constitutes control under U.S. GAAP. As a result, NeuCo's financial results are consolidated with ours and allocations of the noncontrolling interest's share of NeuCo's net income result in deductions to our net income, while allocations of the noncontrolling interest's share of NeuCo's net loss result in additions to our net income. Our ownership interest in NeuCo is 55.89%. The results of operations of NeuCo allocable to its other owners was a net loss of $29,000 for the fiscal year to date period ended June 30, 2012 and a net loss of $245,000 for the fiscal year to date period ended July 2, 2011.

        Net Income Attributable to CRA International, Inc.    Net income attributable to CRA International, Inc. decreased by $7.5 million to net income of $1.2 million for the fiscal year to date period ended June 30, 2012 from net income of $8.7 million for the fiscal year to date period ended July 2, 2011. The diluted net income per share was $0.12 per share for the fiscal year to date period ended June 30, 2012, compared to net income per share of $0.81 per share for the fiscal year to date period ended July 2, 2011. Diluted weighted average shares outstanding decreased by approximately 371,000 shares to approximately 10,439,000 shares for the fiscal year to date period ended June 30, 2012 from approximately 10,810,000 shares for the fiscal year to date period ended July 2, 2011. The decrease in diluted weighted average shares outstanding was primarily due to repurchases of common stock and lower average stock price in the first half of fiscal 2012 as compared to the first half of fiscal 2011, offset in part by an increase as a result of shares of restricted stock that have vested or that have been issued, and stock options that have been exercised since July 2, 2011.

Liquidity and Capital Resources

  Fiscal Year to Date Period Ended June 30, 2012

        We believe that current cash, cash equivalents, and short-term investment balances, cash generated from operations, and amounts available under our bank line of credit will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

        General.    In the fiscal year to date period ended June 30, 2012, cash and cash equivalents decreased by $24.8 million. We completed the period with cash and cash equivalents of $36.8 million, short-term investments of $5.0 million, and working capital (defined as current assets less current liabilities) of $106.4 million. Of the total cash and cash equivalents of $36.8 million at June 30, 2012, $32.1 million was held within the U.S. The Company has sufficient sources of cash in the U.S. to fund U.S. cash requirements without the need to repatriate any funds.

        As of June 30, 2012, a portion of our cash accounts was concentrated at a single financial institution, which potentially exposes us to credit risks. The financial institution has generally "stable" credit ratings and its short-term credit rating is A-1 by Standard & Poor's ratings services. We have not experienced any losses related to such accounts and we do not believe that there is significant risk of non-performance by the financial institution. Our cash on deposit at this financial institution is fully liquid, and we continually monitor the credit ratings of such institution and limit the amount of cash we maintain at this institution. A change in the credit worthiness of this financial institution could materially affect our liquidity and working capital.

        Sources and Uses of Cash.    During the fiscal year to date period ended June 30, 2012, net cash used by operations was $27.0 million. This use of cash was expected as we paid out a majority of our fiscal 2011 performance bonuses during the first quarter of fiscal 2012, which was the primary factor in the aggregate decrease in accounts payable, accrued expenses, and other liabilities of $26.9 million during the fiscal year to date period ended June 30, 2012. Other uses of cash in operating activities included an increase in unbilled services of $16.9 million, which was partially offset by a decrease in accounts receivable of $13.7 million as we continued our efforts to implement our new financial system and to focus on more timely collections of outstanding receivables. Other uses of cash included an increase in prepaid expenses and other assets of $2.8 million, primarily related to an increase in income taxes receivable, and a decrease in deferred rent of $1.9 million. The uses of cash were partially offset by the following sources of cash: depreciation and amortization expense of $2.8 million, share-based compensation expense of $2.5 million, net income of $1.2 million, and loss on disposal of property and equipment of $1.2 million related primarily to the write-off of unamortized leaseholds and other costs recorded in the second quarter of fiscal 2012 for the reduction of leased office space in our London, England office.

        During the fiscal year to date period ended June 30, 2012, net cash provided by investing activities was $8.0 million, which included $19.0 million received from the sale of short-term investments, partially offset by $9.5 million used to purchase short-term investments and $1.5 million used for capital expenditures.

        We used $5.7 million of net cash in financing activities during the fiscal year to date period ended June 30, 2012. Cash used in financing activities was primarily for the repurchase of shares of our common stock for $5.6 million and the redemption of $0.7 million in vested employee restricted shares for tax withholdings, offset partially by $0.6 million received upon the exercise of stock options.

  Indebtedness

        We are party to a senior loan agreement with RBS Citizens, N.A for a $60.0 million revolving line of credit with a maturity date of April 30, 2014. The revolving line of credit gives us additional flexibility to meet any unforeseen financial requirements. Subject to the terms of the agreement, we may use borrowings under this revolving line of credit for acquisition financing, working capital, general corporate purposes, letters of credit, and foreign exchanges contracts. The amount available under our bank revolving line of credit is constrained by various financial covenants and is reduced by certain outstanding letters of credit, which amounted to $0.7 million as of June 30, 2012. As of June 30, 2012, there was no amount outstanding under this revolving line of credit.

        Borrowings under our credit facility bear interest at LIBOR plus an applicable margin. Applicable margins range from 1.75% to 2.75%, depending on the ratio of our consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the preceding four fiscal quarters, subject to various adjustments stated in the senior loan agreement. These margins are adjusted both quarterly and each time we borrow under the credit facility. Interest is payable monthly. A commitment fee of 0.25% is payable on the unused portion of the credit facility. Borrowings under the credit facility are secured by 100% of the stock of certain of our U.S. subsidiaries and 65% of the stock of certain of our foreign subsidiaries, which represent approximately $25.8 million in net assets as of June 30, 2012.

        Under our senior loan agreement, we must comply with various financial and non-financial covenants. Compliance with these financial covenants is tested on a fiscal quarterly basis. Any indebtedness outstanding under the senior credit facility may become immediately due and payable upon the occurrence of stated events of default, including our failure to pay principal, interest or fees or a violation of any financial covenant. The financial covenants require us to maintain a minimum consolidated working capital of $25.0 million and to comply with a consolidated senior debt to EBITDA ratio of not more than 2.5 to 1.0. The non-financial covenant restrictions of the senior credit agreement include, but are not limited to, our ability to incur additional indebtedness, engage in acquisitions or dispositions, and enter into business combinations. As of June 30, 2012, we were in compliance with the covenants of our senior loan agreement.

  Compensation Arrangements

        In connection with a previous acquisition, we have agreed to pay an award to certain employees of the acquired business if they achieve specific performance targets through fiscal 2012. Retention of amounts paid to the individual employees is contingent on their continued employment with us through 2016. As of June 30, 2012, based upon performance to date and expected performance for the remainder of fiscal 2012, the amount of the award is estimated to be approximately $9.6 million and is being expensed over the seven and a half year service period ending in December 2016. This amount could fluctuate depending on future performance during fiscal 2012. Changes in the estimated award are expensed prospectively over the remaining service period. Any payments under this award would be made in the first quarter of fiscal 2013 and we expect to fund these payments, if any, from existing cash resources, cash generated from operations, or financing transactions.

  Forgivable Loans

        In order to attract and retain highly skilled professionals, we may issue forgivable loans to employees and non-employee experts. The majority of these loans are unsecured with terms of generally three to five years. The principal amount and accrued interest is forgiven by us over the term of the loans, so long as the employee or non-employee expert continues employment or affiliation with us and complies with certain contractual requirements. The expense associated with the forgiveness of the principal amount of the loans is recorded as compensation expense over the service period, which is consistent with the term of the loans. At June 30, 2012, we committed to issue approximately $7.1 million in forgivable loans to employees and non-employee experts for future service. We expect that these loans will be issued, and the corresponding payments will be made, in the third quarter of fiscal 2012.

  Share Repurchases

        On August 30, 2011, we announced that our Board of Directors approved a share repurchase program of up to $7.5 million of our common stock. On February 22, 2012, our Board of Directors authorized the repurchase of up to an additional $4.45 million of our common stock under this program. During the fiscal year to date period ended June 30, 2012, we repurchased 252,585 shares under this program at an average price per share of $22.28. As of June 30, 2012, $2.1 million was available for future repurchases under this program. We will finance this program with available cash and cash from future operations. We may repurchase shares in open market purchases or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. We expect to continue to repurchase shares under this program.

  Other Matters

        On July 22, 2012, our management committed to a plan to eliminate and restructure selected practice areas, better align staffing levels with our revenue, and reduce selling, general and administrative costs. In connection with this plan, we are eliminating our Chemicals practice and we are closing our Middle East operations. These restructuring actions, along with the repositioning of other select underperforming practice areas in connection with this restructuring plan, will result in the reduction of approximately 55 consulting positions. Commensurate with these consulting staff reductions, we are also taking significant actions to lower our selling, general and administrative costs by reducing our administrative staff, eliminating excess office space capacity, better rationalizing remaining office space, and lowering administrative spending, particularly related to outside contractors and professional fees. We have begun these actions and expect that a majority of them will be completed during the third and fourth quarters of fiscal 2012. We expect to record a restructuring charge in the approximate range of $3.5 million to $4.5 million in the third quarter of fiscal 2012 related to termination benefits, facility-related charges, asset write-downs and other potential charges.

        We have not finalized our employee separation and other compensation costs, office space reduction costs and other costs associated with these actions or the offsetting benefits we may have as a result of these actions. The restructuring charge that we expect to incur in connection with the restructuring is subject to a number of assumptions, and actual results may materially differ. We may also incur other material charges not currently contemplated due to events that may occur as a result of, or associated with, the restructuring plan.

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

Contractual Obligations

        On April 2, 2012, we entered into an agreement with the landlord of our London, England office to surrender the lease of one of the three floors we currently lease in the office building in London. Under this agreement, we surrendered our lease of this floor on June 30, 2012, instead of on the lease's original termination date of October 2, 2016. On the date of surrender, we paid the landlord approximately $1.2 million in connection with the surrender. As a result of this transaction, we estimate that our operating lease obligations as disclosed at December 31, 2011 in our annual report on Form 10-K for fiscal 2011 will decrease by approximately $3.6 million in the aggregate for fiscal 2013 through fiscal 2016. The reduction in contractual lease obligations is a pre-tax amount and any future savings realized by this reduction may be impacted by other costs, including incentive compensation, in fiscal years 2013 through fiscal 2016.

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

        The majority of our operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of foreign currencies. Our primary foreign currency exposures relate to our short-term intercompany balances with our foreign subsidiaries and accounts receivable and cash valued in the United Kingdom in U.S. Dollars or Euros. Our primary foreign subsidiaries have functional currencies denominated in the British Pound and Euro, and foreign denominated assets and liabilities are remeasured each reporting period with any exchange gains and losses recorded in our consolidated income statements. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the U.S. Dollar and foreign currencies and the Euro and the British Pound. Holding all other variables constant, fluctuations in foreign exchange rates may impact reported revenues and expenses significantly, based on currency exposures at June 30, 2012. A hypothetical 10% movement in foreign exchange rates would not expose us to significant gains or losses in net earnings or cash flows. However, actual gains and losses in the future could differ materially from this analysis based on the timing and amount of both foreign currency exchange rate movements and our actual exposure.

        From time to time, we may use derivative instruments to manage the risk of exchange rate fluctuations. However, at June 30, 2012, we had no outstanding derivative instruments. We do not use derivative instruments for trading or speculative purposes.

Interest Rate Risk

        We maintain an investment portfolio consisting mainly of commercial paper with maturities of less than a year. These held-to-maturity securities are subject to interest rate risk. However, a hypothetical change in the interest rate of 10% would not have a material impact to the fair values of these securities at June 30, 2012 primarily due to their short maturity.

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

Evaluation of Changes in Internal Control over Financial Reporting

        Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we have determined that, during the second quarter of fiscal 2012, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to affect, materially our internal control over financial reporting.

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

We depend upon key employees to generate revenue

        Our business consists primarily of the delivery of professional services, and accordingly, our success depends heavily on the efforts, abilities, business generation capabilities, and project execution capabilities of our employee consultants. In particular, our employee consultants' personal relationships with our clients are a critical element in obtaining and maintaining client engagements. If we lose the services of any employee consultant or group of employee consultants, or if our employee consultants fail to generate business or otherwise fail to perform effectively, that loss or failure could adversely affect our revenues and results of operations. Our employee consultants generated engagements that accounted for approximately 84% and 86% of our revenues for each of the fiscal year to date periods ended June 30, 2012 and July 2, 2011, respectively. Our top five employee consultants generated approximately 18% and 15% of our revenues for each of the fiscal year to date periods ended June 30, 2012 and July 2, 2011, respectively.

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

        In addition, we utilize loans with some of our employees and non-employee experts, other than our executive officers, as a way to attract and retain them. A portion of these loans are collateralized. Defaults under these loans could have a material adverse effect on our consolidated income statements, financial condition and liquidity.

We may need to take material write-offs for the impairment of goodwill and other intangible assets, including if our market capitalization declines

        As further described in Note 7 of our Notes to Condensed Consolidated Financial Statements, goodwill and intangible assets with indefinite lives are monitored annually for impairment, or more frequently, if events or circumstances exist that would more likely than not reduce the fair value of the reporting unit below its carrying amount. In performing the first step of the goodwill impairment testing and measurement process, we compare our entity-wide estimated fair value to net book value to identify potential impairment. We estimate the entity-wide fair value utilizing our market capitalization, plus an appropriate control premium. We have utilized a control premium that considers appropriate industry, market and other pertinent factors, including indications of such premiums from data on recent acquisition transactions. If we determine through the impairment evaluation process that goodwill has been impaired, we would record the impairment charge in our consolidated income statement.

        Although late in the second quarter of fiscal 2012 our stock price experienced a significant decline, we did not record any impairment losses related to goodwill or intangible assets during the fiscal year to date period ended June 30, 2012 as there were no events or circumstances that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Uncertainty in the financial markets and weakness in macroeconomic conditions globally could contribute to the volatility of our stock price. The current macroeconomic environment continues to be challenging and we cannot be certain of the duration of these conditions and their potential impact on our stock price performance. We continue to monitor our market capitalization and other potential indicators of impairment. If our market capitalization plus an estimated control premium is below our carrying value for a significant duration, or if events or circumstances exist that would more likely than not reduce the fair value of the reporting unit below its carrying amount, we may be required to record an impairment of our goodwill in the third quarter of fiscal 2012, the fourth quarter of fiscal 2012 when we conduct our annual impairment test, or in future quarters. A non-cash goodwill impairment charge would have the effect of decreasing our earnings or increasing our losses in such period. If we are required to take a substantial impairment charge, our operating results would be materially adversely affected in any such period.

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

        We have conducted a portion of our business in the Middle East. At times, turmoil in the region has interrupted our business operations in that region. In the third quarter of fiscal 2012, we committed to a restructuring plan to close our Middle East operations, amongst other actions.

        If our international revenues increase relative to our total revenues, these factors could have a more pronounced effect on our operating results.

We depend on our non-employee experts

        We depend on our relationships with our exclusive non-employee experts. For the fiscal year to date periods ended June 30, 2012 and July 2, 2011, five of our top exclusive non-employee experts generated engagements that accounted for approximately 8% and 7% of our revenues in those periods, respectively. We believe that these experts are highly regarded in their fields and that each offers a combination of knowledge, experience, and expertise that would be very difficult to replace. We also believe that we have been able to secure some engagements and attract consultants in part because we can offer the services of these experts. Most of these experts can limit their relationships with us at any time for any reason. These reasons could include affiliations with universities with policies that prohibit accepting specified engagements, termination of exclusive relationships, the pursuit of other interests, and retirement.

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

We derive our revenues from a limited number of large engagements

        We derive a portion of our revenues from a limited number of large engagements. If we do not obtain a significant number of new large engagements each year, our business, financial condition, and results of operations could suffer. Our 10 largest engagements accounted for approximately 14% and 17% of our revenues the fiscal year to date periods ended June 30, 2012 and July 2, 2011, respectively. Our 10 largest clients accounted for approximately 19% and 25% of our revenues in the fiscal year to date periods ended June 30, 2012 and July 2, 2011, respectively. In general, the volume of work we perform for any particular client varies from year to year, and due to the specific engagement nature of our practice, a major client in one year may not hire us in the following year.

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

Fluctuations in the types of service contracts we enter into may adversely impact revenue and results of operations

        We derive a portion of our revenues from fixed-price contracts. We derived approximately 13% and 25% of revenues from fixed-price engagements in the fiscal year to date periods ended June 30, 2012 and July 2, 2011, respectively. These contracts are more common in our management consulting area, and would likely grow in number with any expansion of that area. Fluctuations in the mix between time-and-material contracts, fixed-price contracts and arrangements with fees tied to performance-based criteria, may result in fluctuations of revenue and results of operations. In addition, if we fail to estimate accurately the resources required for a fixed-price project or fail to satisfy our contractual obligations in a manner consistent with the project budget, we might generate a smaller profit or incur a loss on the project. On occasion, we have had to commit unanticipated additional resources to complete projects, and we may have to take similar action in the future, which could adversely affect our revenues and results of operations.

The market price of our common stock may be volatile

        The market price of our common stock has fluctuated widely and may continue to do so. For example, from July 3, 2011 to June 30, 2012, the trading price of our common stock ranged from a high of $29.80 per share to a low of $13.83 per share. Many factors could cause the market price of our common stock to rise and fall. Some of these factors are:

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        (a)   Not applicable.

        (b)   Not applicable.

        (c)   The following table provides information about our repurchases of shares of our common stock during the fiscal quarter ended June 30, 2012. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the second quarter into three periods of four weeks, four weeks, and five weeks, respectively, to coincide with our reporting periods during the second quarter of fiscal 2012.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1, 2012 to April 28, 2012	6,085 shares(1)(2)	$21.15 per share(1)(2)	5,514	$4,546,390
April 29, 2012 to May 26, 2012	98,252 shares (2)	$19.89 per share(2)	98,252	$2,592,058
May 27, 2012 to June 30, 2012	26,019 shares (2)	$19.35 per share(2)	26,019	$2,088,555

(1)
During the four weeks ended April 28, 2012, we accepted 571 shares of our common stock as a tax withholding from certain of our employees, in connection with the vesting of restricted shares that occurred during the indicated period, pursuant to the terms of our 2006 equity incentive plan, at an average share price of $22.34.

(2)
On August 30, 2011, we announced that our Board of Directors approved a share repurchase program of up to $7.5 million of our common stock. On February 22, 2012, our Board of Directors authorized the repurchase of up to an additional $4.45 million of our common stock under this program. During the four weeks ended April 28, 2012, we purchased 5,514 shares under this program at an average price per share of $21.02. During the four weeks ended May 26, 2012, we purchased 98,252 shares under this program at an average price per share of $19.89. During the four weeks ended June 30, 2012, we purchased 26,019 shares under this program at an average price per share of $19.35.

ITEM 3.   Defaults Upon Senior Securities

        None.

ITEM 4.    Mine Safety Disclosures

        None.

ITEM 5.    Other Information

        None.

ITEM 6.    Exhibits

Item No.		Description
10.1		Agreement for Surrender of Leases at 99 Bishopsgate, London EC2, dated April 2, 2012, between CRA International, Inc., CRA International (UK) Limited, Hammerson (99 Bishopsgate) Limited, Hammerson UK Properties PLC and 99 Bishopsgate Management Limited (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on April 6, 2012).
10.2	*	Amended and Restated 2006 Equity Incentive Plan, as amended (incorporated by reference to Annex A to our definitive proxy statement filed on April 27, 2012).
31.1		Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2		Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1		Section 1350 certification
101	**
The following financial statements from CRA International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Condensed Consolidated Income Statements (unaudited) for the quarters and the fiscal year to date periods ended June 30, 2012 and July 2, 2011, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the quarters and the fiscal year to date periods ended June 30, 2012 and July 2, 2011, (iii) Condensed Consolidated Balance Sheets (unaudited) as at June 30, 2012 and December 31, 2011, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the fiscal year to date periods ended June 30, 2012 and July 2, 2011, (v) Condensed Consolidated Statement of Shareholders' Equity (unaudited) for the fiscal year to date period ended June 30, 2012, and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

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

CRA INTERNATIONAL, INC.
Date: August 8, 2012	By:	/s/ PAUL A. MALEH Paul A. Maleh President and Chief Executive Officer
Date: August 8, 2012	By:	/s/ WAYNE D. MACKIE Wayne D. Mackie Executive Vice President, Treasurer, and Chief Financial Officer

EXHIBIT INDEX

Item No.		Description
10.1		Agreement for Surrender of Leases at 99 Bishopsgate, London EC2, dated April 2, 2012, between CRA International, Inc., CRA International (UK) Limited, Hammerson (99 Bishopsgate) Limited, Hammerson UK Properties PLC and 99 Bishopsgate Management Limited (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on April 6, 2012).
10.2	*	Amended and Restated 2006 Equity Incentive Plan, as amended (incorporated by reference to Annex A to our definitive proxy statement filed on April 27, 2012).
31.1		Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2		Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1		Section 1350 certification
101	**
The following financial statements from CRA International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Condensed Consolidated Income Statements (unaudited) for the quarters and the fiscal year to date periods ended June 30, 2012 and July 2, 2011, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the quarters and the fiscal year to date periods ended June 30, 2012 and July 2, 2011, (iii) Condensed Consolidated Balance Sheets (unaudited) as at June 30, 2012 and December 31, 2011, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the fiscal year to date periods ended June 30, 2012 and July 2, 2011, (v) Condensed Consolidated Statement of Shareholders' Equity (unaudited) for the fiscal year to date period ended June 30, 2012, and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

*
Management contract or compensatory plan.

**
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto shall not be deemed filed for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.