Form 10-Q
period 2012-09-29
CRA INTERNATIONAL, INC.
filed 2012-11-08
CIK 1053706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2012
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2012
Common Stock, no par value per share	10,122,610 shares

CRA International, Inc.

INDEX

PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements	3
	Condensed Consolidated Statements of Operations (unaudited)—Quarters Ended September 29, 2012 and October 1, 2011 and the Fiscal Year to Date Periods Ended September 29, 2012 and October 1, 2011	3
	Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)—Quarters Ended September 29, 2012 and October 1, 2011 and the Fiscal Year to Date Periods Ended September 29, 2012 and October 1, 2011	4
	Condensed Consolidated Balance Sheets (unaudited)—September 29, 2012 and December 31, 2011	5
	Condensed Consolidated Statements of Cash Flows (unaudited)—Fiscal Year to Date Periods Ended September 29, 2012 and October 1, 2011	6
	Condensed Consolidated Statement of Shareholders' Equity (unaudited)—Fiscal Year to Date Period Ended September 29, 2012	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	27
ITEM 4.	Controls and Procedures	27
PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	28
ITEM 1A.	Risk Factors	28
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
ITEM 3.	Defaults Upon Senior Securities	37
ITEM 4.	Mine Safety Disclosures	37
ITEM 5.	Other Information	37
ITEM 6.	Exhibits	38
Signatures		39

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

CRA International, Inc.

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)

	Quarter Ended		Fiscal Year to Date Period Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Revenues	$65,912	$71,007	$202,857	$230,255
Costs of services	46,175	46,571	138,110	151,862

Gross profit	19,737	24,436	64,747	78,393
Selling, general and administrative expenses	17,227	17,013	52,018	53,529
Depreciation and amortization	1,475	1,209	5,580	3,760

Income from operations	1,035	6,214	7,149	21,104
Interest income	43	97	173	258
Interest expense	(74)	(112)	(233)	(832)
Other income (expense), net	12	(241)	(125)	(344)

Income before provision for income taxes	1,016	5,958	6,964	20,186
Provision for income taxes	(1,722)	(2,060)	(6,461)	(7,791)

Net income (loss)	(706)	3,898	503	12,395
Net (income) loss attributable to noncontrolling interest, net of tax	(38)	(238)	(9)	7

Net income (loss) attributable to CRA International, Inc.	$(744)	$3,660	$494	$12,402

Net income (loss) per share attributable to CRA International, Inc.:
Basic	$(0.07)	$0.35	$0.05	$1.17

Diluted	$(0.07)	$0.34	$0.05	$1.15

Weighted average number of shares outstanding:
Basic	10,084	10,557	10,214	10,607

Diluted	10,084	10,701	10,364	10,773

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

(In thousands)

	Quarter Ended		Fiscal Year to Date Period Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net income (loss)	$(706)	$3,898	$503	$12,395
Other comprehensive income (loss):
Foreign currency translation adjustments	1,716	(2,277)	2,023	(112)

Comprehensive income	1,010	1,621	2,526	12,283
Less: comprehensive (income) loss attributable to noncontrolling interest	(38)	(238)	(9)	7

Comprehensive income attributable to CRA International, Inc.	$972	$1,383	$2,517	$12,290

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except share data)

	September 29, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$42,297	$61,587
Short-term investments	—	14,495
Accounts receivable, net of allowances of $12,638 at September 29, 2012 and $6,548 at December 31, 2011	57,122	68,394
Unbilled services	26,543	16,326
Prepaid expenses and other assets	20,532	8,224
Deferred income taxes	20,735	20,898

Total current assets	167,229	189,924
Property and equipment, net	18,605	21,611
Goodwill	142,383	140,654
Intangible assets, net of accumulated amortization of $6,971 at September 29, 2012 and $6,806 at December 31, 2011	2,002	2,472
Deferred income taxes, net of current portion	105	105
Other assets	13,629	17,341

Total assets	$343,953	$372,107

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$10,837	$10,469
Accrued expenses	40,309	60,502
Deferred revenue and other liabilities	3,673	7,707
Current portion of deferred rent	4,452	2,870
Current portion of notes payable	685	650
Current portion of deferred compensation	2,949	75

Total current liabilities	62,905	82,273
Notes payable, net of current portion	1,007	1,631
Deferred rent and other non-current liabilities	5,714	9,423
Deferred compensation	—	1,714
Deferred income taxes, net of current portion	8,813	8,659
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 9,983,362 and 10,329,051 shares issued and outstanding at September 29, 2012 and December 31, 2011, respectively	93,155	98,578
Receivables from shareholders	(236)	(236)
Retained earnings	176,094	175,600
Accumulated other comprehensive loss	(4,315)	(6,338)

Total CRA International, Inc. shareholders' equity	264,698	267,604
Noncontrolling interest	816	803

Total shareholders' equity	265,514	268,407

Total liabilities and shareholders' equity	$343,953	$372,107

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Fiscal Year to Date Period Ended
	September 29, 2012	October 1, 2011
Operating activities:
Net income	$503	$12,395
Adjustments to reconcile net income to net cash provided by operating activities, net of effect of acquired businesses:
Depreciation and amortization	4,454	3,820
Loss on disposal of property and equipment	1,162	146
Deferred rent	(2,186)	(2,203)
Deferred income taxes	320	(4,577)
Share-based compensation expense	3,790	4,291
Excess tax benefits from share-based compensation	(38)	(50)
Noncash interest from discount on convertible debentures	—	229
Changes in operating assets and liabilities:
Accounts receivable	12,015	(2,775)
Unbilled services	(9,994)	(9,545)
Prepaid expenses and other assets	(9,410)	(6,347)
Accounts payable, accrued expenses, and other liabilities	(23,418)	6,806

Net cash provided by (used in) operating activities	(22,802)	2,190
Investing activities:
Consideration relating to acquisitions, net	—	(844)
Purchase of property and equipment	(1,856)	(6,305)
Purchase of investments	(9,494)	(46,645)
Sale of investments	23,989	31,541
Collections on notes receivable	939	64

Net cash provided by (used in) investing activities	13,578	(22,189)
Financing activities:
Issuance of common stock, principally stock option exercises	575	620
Payments on notes payable	(650)	(334)
Extinguishment of convertible debentures	—	(21,880)
Tax withholding payment reimbursed by restricted shares	(742)	(729)
Excess tax benefits from share-based compensation	38	50
Repurchase of common stock	(9,062)	(5,732)
Repurchase of treasury stock by NeuCo, Inc.	—	(33)

Net cash used in financing activities	(9,841)	(28,038)
Effect of foreign exchange rates on cash and cash equivalents	(225)	31

Net decrease in cash and cash equivalents	(19,290)	(48,006)
Cash and cash equivalents at beginning of period	61,587	87,505

Cash and cash equivalents at end of period	$42,297	$39,499

Supplemental cash flow information:
Cash paid for income taxes	$8,724	$11,443

Cash paid for interest	$167	$520

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statement of Shareholders' Equity (unaudited)

(In thousands, except share data)

	Common Stock					CRA International, Inc. Shareholders' Equity
					Accumulated Other Comprehensive Income (Loss)
	Shares Issued	Amount	Receivable from Shareholder	Retained Earnings			Noncontrolling Interest	Total Shareholders' Equity
BALANCE AT DECEMBER 31, 2011	10,329,051	$98,578	$(236)	$175,600	$(6,338)	$267,604	$803	$268,407
Net income	—	—	—	494	—	494	9	503
Foreign currency translation adjustment	—	—	—	—	2,023	2,023	—	2,023

Other comprehensive income, net of tax				494	2,023	2,517	9	2,526
Exercise of stock options	41,845	575	—	—	—	575	—	575
Share-based compensation expense for employees	—	3,748	—	—	—	3,748	—	3,748
Share-based compensation expense for non-employees	—	42	—	—	—	42	—	42
Restricted share vesting	110,973	—	—	—	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(32,398)	(742)	—	—	—	(742)	—	(742)
Tax benefit on stock options and restricted shares vesting	—	16	—	—	—	16	—	16
Shares repurchased	(466,109)	(9,062)	—	—	—	(9,062)	—	(9,062)
Equity transactions of noncontrolling interest	—	—	—	—	—	—	4	4

BALANCE AT SEPTEMBER 29, 2012	9,983,362	$93,155	$(236)	$176,094	$(4,315)	$264,698	$816	$265,514

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

2. Unaudited Interim Condensed Consolidated Financial Statements and Estimates

        The following financial statements included in this report are unaudited: the condensed consolidated income statements for the fiscal quarters and year to date periods ended September 29, 2012 and October 1, 2011, the condensed consolidated statements of comprehensive income (loss) for the fiscal quarters and year-to-date periods ended September 29, 2012 and October 1, 2011, the condensed consolidated balance sheet as of September 29, 2012, the condensed consolidated statements of cash flows for the year-to-date periods ended September 29, 2012 and October 1, 2011, and the condensed consolidated statement of shareholders' equity for the year-to-date period ended September 29, 2012. In the opinion of management, these statements include all adjustments necessary for a fair presentation of CRA's consolidated financial position, results of operations, and cash flows. The condensed consolidated balance sheet as of December 31, 2011 included in this report was derived from audited consolidated financial statements included in the Company's Annual Report on Form 10-K that was filed on March 2, 2012.

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

prominence of items reported in other comprehensive income. The main provisions of ASU 2011-05 provide that an entity that reports items of other comprehensive income has the option to present comprehensive income in either one or two consecutive financial statements. ASU 2011-05 was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. The Company adopted ASU 2011-05 in the first quarter of fiscal 2012 and elected to present other comprehensive income in two consecutive financial statements. The Company's adoption of ASU 2011-05 had no impact on its financial position, results of operations, or cash flows.

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

5. Cash, Cash Equivalents, and Short-Term Investments

        Cash equivalents consist principally of commercial paper, funds holding only U.S. government obligations, and money market funds, with maturities of three months or less when purchased. As of September 29, 2012, a substantial portion of the Company's cash accounts was concentrated at a single financial institution, which potentially exposes the Company to credit risks. The financial institution has generally "stable" credit ratings and its short-term credit rating is A-1 by Standard & Poor's ratings services. The Company has not experienced any losses related to such accounts and does not believe that there is significant risk of non-performance by the financial institution. The Company's cash on deposit at this financial institution is fully liquid, and the Company continually monitors the credit ratings of the institution and limits the amount of cash it maintains at this institution.

        Short-term investments generally consist of commercial paper and have maturities of more than three months and less than one year when purchased. These short-term investments are expected to be held-to-maturity and are classified as such in the accompanying condensed consolidated financial statements.

        The carrying amounts of the Company's instruments classified as cash equivalents and short-term investments are stated at amortized cost, which approximates fair value because of their short-term maturity. As of September 29, 2012, the Company did not hold any short-term investments. As of December 31, 2011, short-term investments included $14.5 million of commercial paper which were considered Level 2 inputs within the fair value hierarchy.

        If a decline in fair value below the amortized cost basis of an investment is judged to be other-than-temporary, the cost basis of the investment is written down to fair value. For those investments for which the fair value of the investment is less than its amortized cost, the credit-related portion of other-than-temporary impairment losses is recognized in earnings while the noncredit-related portion is recognized in other comprehensive income, net of related taxes. The Company does not

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

5. Cash, Cash Equivalents, and Short-Term Investments (Continued)

intend to sell such investments, if any, and it is more likely than not that it will not be required to sell such investments prior to the recovery of their amortized cost basis less any current period credit losses. During the quarter and the fiscal year to date period ended September 29, 2012, the Company did not write-down any investment balances.

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

	Quarter Ended		Fiscal Year to Date Period Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Reimbursable expenses	$7,956	$8,660	$25,070	$30,260

        CRA collects goods and services and value added taxes from customers and records these amounts on a net basis, which is within the scope of ASC Topic 605-45, "Principal Agent Considerations."

7. Goodwill

        In accordance with ASC Topic 350, "Intangibles—Goodwill and Other," goodwill is not subject to amortization, but is monitored at least annually for impairment, or more frequently, as necessary, if events or circumstances exist that would more likely than not reduce the fair value of the reporting unit below its carrying amount. For the Company's annual goodwill impairment analysis, the Company operates under one reporting unit. The Company completed the annual impairment test required as of fiscal 2011 and determined that there was no impairment. At the time of the annual test, the entity-wide estimated fair value exceeded the net book value by approximately 25%.

        Late in the second quarter of fiscal 2012, the Company's stock price experienced a decline. In the third quarter of fiscal 2012, the Company's stock price improved but remained below the price levels experienced in fiscal 2011 and the first five months of fiscal 2012. The Company did not record any impairment losses related to goodwill or intangible assets during the fiscal year to date period ended September 29, 2012 as the stock price decline was not deemed to be more than temporary and there were no other events or circumstances that would more likely than not reduce the fair value of the reporting unit below its carrying amount. In the fourth quarter of fiscal 2012, the Company will conduct its annual impairment test of goodwill. Due to the recent decline in its stock price, the Company may be required to record an impairment of goodwill in the fourth quarter of fiscal 2012 as a result of the test. A non-cash goodwill impairment charge would have the effect of decreasing the Company's

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Goodwill (Continued)

earnings in such period. If the Company is required to take a substantial impairment charge, its operating results would be materially adversely affected in such period.

        The changes in the carrying amount of goodwill for the fiscal year to date period ended September 29, 2012 are as follows (in thousands):

Balance at December 31, 2011	$140,654
Goodwill adjustments related to sale of practice	(29)
Effect of foreign currency translation adjustments	1,758

Balance at September 29, 2012	$142,383

8. Senior Loan Agreement

        The Company is party to a senior loan agreement with RBS Citizens, N.A for a $60.0 million revolving line of credit that provides CRA with the additional flexibility to meet any unforeseen financial requirements. The amount available under this revolving line of credit is reduced by certain letters of credit outstanding, which amounted to $0.6 million as of September 29, 2012. There was no amount outstanding under this revolving line of credit as of September 29, 2012.

        Under the senior loan agreement, the Company must comply with various financial and non-financial covenants. As of September 29, 2012, the Company was in compliance with the covenants of its senior loan agreement.

9. Net Income (Loss) per Share

        Basic net income (loss) per share represents net income (loss) divided by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share represents net income divided by the weighted average number of shares of common stock and common stock equivalents, if applicable, outstanding during the period. Common stock equivalents arise from stock options and unvested shares of restricted stock, using the treasury stock method. Under the treasury stock method, the amount the Company would receive upon exercise of stock options and the vesting of restricted stock, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in common stock when the stock options or restricted stock becomes deductible are assumed to be used to repurchase shares at the average share price over the applicable fiscal period. A reconciliation of basic to diluted weighted average shares of common stock outstanding is as follows (in thousands):

	Quarter Ended		Fiscal Year to Date Period Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Basic weighted average shares outstanding	10,084	10,557	10,214	10,607
Common stock equivalents:
Stock options and restricted shares	—	144	150	166

Diluted weighted average shares outstanding	10,084	10,701	10,364	10,773

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9. Net Income (Loss) per Share (Continued)

        For the quarter ended September 29, 2012, certain share-based awards, which amounted to 1,261,319 shares, were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding because they were anti-dilutive. These share-based awards were anti-dilutive because their exercise price exceeded the average market price for this period. Additionally, approximately 130,000 common stock equivalents were excluded from diluted weighted average shares outstanding for the third quarter of fiscal 2012 because they were antidilutive as the Company had a net loss for that quarter.

        For the fiscal year to date period ended September 29, 2012, certain share-based awards, which amounted to 1,232,108 shares, were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding because they were anti-dilutive. These share-based awards were anti-dilutive because their exercise price exceeded the average market price for this period.

        For the quarter and fiscal year to date period ended October 1, 2011, certain share-based awards, which amounted to 971,922 and 991,162 shares, respectively, were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding because they were anti-dilutive. These share-based awards were anti-dilutive because their exercise price exceeded the average market price for the respective period.

        On August 30, 2011, the Company announced that its Board of Directors approved a share repurchase program of up to $7.5 million of the Company's common stock. On February 22, 2012 and August 10, 2012, the Board of Directors authorized the repurchase of up to an additional $4.45 million and $5.0 million, respectively, of the Company's common stock under this program. During the third quarter of fiscal 2012, the Company repurchased 213,524 shares under this program at an average price per share of $16.15. During the fiscal year to date period ended September 29, 2012, the Company repurchased 466,109 shares under this program at an average price per share of $19.47. As of September 29, 2012, $3.6 million was available for future repurchases under this program.

10. Income Taxes

        The Company's effective income tax rate was a provision of 169.5% and 34.6% for the third quarters of fiscal 2012 and 2011, respectively. The Company's effective income tax rate was a provision of 92.8% and 38.6% for the fiscal year to date periods ended September 29, 2012 and October 1, 2011, respectively. The effective tax rate in the third quarter of fiscal 2012 and the fiscal year to date period ended September 29, 2012 was higher than the statutory rate primarily due to losses in foreign locations that provided no tax benefit. The effective tax rate for the third quarter of fiscal 2011 was lower than the statutory rate due to a NeuCo net operating loss carryback realized and the favorable effect of a foreign tax credit. The effective tax rate for the fiscal year to date period ended October 1, 2011 was consistent with the Company's combined federal and state statutory tax rate.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

11. Prepaid Expenses and Other Assets

        Prepaid expenses and other assets consist of the following (in thousands):

	September 29, 2012	December 31, 2011
Loans and advances to employees and non-employee experts	$12,779	$3,218
Prepaid rent and deposits	2,508	1,191
Prepaid insurance	2,309	1,515
Subscriptions and licenses	1,481	1,170
Other	1,455	1,130

Total	$20,532	$8,224

        In order to attract and retain highly skilled professionals, the Company may issue forgivable loans or advances to employees and non-employee experts. A portion of these loans are collateralized. The majority of these loans are unsecured with terms of generally three to five years. The principal amount and accrued interest is forgiven by the Company over the term of the loans, so long as the employee or non-employee expert continues employment or affiliation with the Company and complies with certain contractual requirements. The expense associated with the forgiveness of the principal amount of the loans is recorded as compensation expense over the service period, which is consistent with the term of the loans. During the third quarter of fiscal 2012, the Company issued approximately $9.8 million in forgivable loans to employees and non-employee experts for future service.

12. Accrued Expenses

        Accrued expenses consist of the following (in thousands):

	September 29, 2012	December 31, 2011
Compensation and related expenses	$34,609	$53,438
Income taxes payable	825	2,602
Other	4,875	4,462

Total	$40,309	$60,502

13. Restructuring Charges

        On July 22, 2012, the Company's management committed to a plan to eliminate and restructure selected practice areas and reduce selling, general and administrative costs. In connection with this plan, the Company eliminated its Chemicals practice and closed its Middle East operations. These restructuring actions, along with the repositioning of other select underperforming practice areas, resulted in the reduction of more than 60 consulting positions. Commensurate with these consulting staff reductions, the Company also took significant actions to lower its selling, general and administrative costs by reducing the Company's administrative staff, eliminating excess office space capacity, better rationalizing remaining office space, and lowering administrative spending, particularly related to outside contractors and professional fees. These restructuring actions were designed to intensify the focus of the Company's portfolio, increase the cohesiveness of its services and improve its

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

13. Restructuring Charges (Continued)

margins and profitability. The majority of these actions were completed during the third quarter of fiscal 2012, and the Company recorded a restructuring charge of $4.4 million in the third quarter of fiscal 2012 related to termination benefits, facility-related charges, asset write-downs and other probable charges. Of the $4.4 million of restructuring charges recorded during the third quarter of fiscal 2012, approximately $3.4 million was charged to cost of sales and $1.0 million was charged to selling, general and administrative expenses. The Company expects that the remaining actions under this restructuring plan will be completed during the fourth quarter of fiscal 2012 and it cannot yet reasonably estimate the charge it may incur in the fourth quarter of fiscal 2012 to complete these actions.

        The restructuring expenses for the fiscal year to date period ended September 29, 2012, and the reserve balance as of September 29, 2012, were as follows (in thousands):

	Facility- Related Costs	Employee Workforce Reduction	Total Restructuring
Balance at December 31, 2011	$3,737	$—	$3,737
Charges incurred in the fiscal year to date period ended September 29, 2012	2,101	4,239	6,340
Amounts paid, net of amounts received, during the fiscal year to date period ended September 29, 2012	(2,441)	(2,372)	(4,813)
Non-cash adjustments and effect of foreign currency translation during the fiscal year to date period ended September 29, 2012	(575)	(28)	(603)

Balance at September 29, 2012	$2,822	$1,839	$4,661

        On the accompanying balance sheet as of September 29, 2012, the reserve balance of $4.7 million was classified as follows: $1.9 million in "accrued expenses", $1.4 million in "current portion of deferred rent", and $1.4 million in "deferred rent and other non-current liabilities".

        The Company did not record any restructuring charges during the third quarter of fiscal 2011. During the fiscal year to date period ended October 1, 2011, the Company incurred pre-tax expenses of $1.0 million associated principally with leased office space at its Houston, TX office. The Company recorded this expense in the second quarter of fiscal 2011 in selling, general and administrative expenses as a change in the estimate of the future minimum lease payments and related exit costs through the end of the remaining lease term, net of expected future sublease rental income measured at fair value. This estimated expense required management to make assumptions regarding the estimate of the duration of future vacancy periods, the amount and timing of future settlement payments, and the amount and timing of potential sublease income.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

13. Restructuring Charges (Continued)

        The restructuring expenses for the fiscal year to date period ended October 1, 2011 and the reserve balance as of October 1, 2011 were as follows (in thousands):

	Facility- Related Costs	Employee Workforce Reduction	Total Restructuring
Balance at January 1, 2011	$4,476	$951	$5,427
Charges incurred in the fiscal year to date period ended October 1, 2011	1,020	—	1,020
Amounts paid, net of amounts received, during the fiscal year to date period ended October 1, 2011	(1,569)	(657)	(2,226)
Non-cash adjustments and effect of foreign currency translation in the fiscal year to date period ended October 1, 2011	(69)	(294)	(363)

Balance at October 1, 2011	$3,858	$—	$3,858

14. Compensation Arrangements

        In connection with a previous acquisition, CRA has agreed to pay an award to certain employees of the acquired business if they achieve specific performance targets through fiscal 2012. Retention of amounts paid to the individual employees is contingent on their continued employment with CRA through 2016. As of September 29, 2012, based upon performance to date and expected performance for the remainder of fiscal 2012, the amount of the award is estimated to be approximately $9.6 million and is being expensed over the seven and a half year service period ending in December 2016. The amount of the award could fluctuate depending on future performance during fiscal 2012. Any payments under this award would be made in the first quarter of fiscal 2013. Changes in the estimated award are expensed prospectively over the remaining service period. The Company expensed $0.4 million and $0.5 million for this award during the third quarters of fiscal 2012 and fiscal 2011, respectively and $1.2 million during each of the fiscal year to date periods ended September 29, 2012 and October 1, 2011.

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

Recent Events

        On July 22, 2012, our management committed to a plan to eliminate and restructure selected practice areas and reduce selling, general and administrative costs. In connection with this plan, we eliminated our Chemicals practice and closed our Middle East operations. These restructuring actions, along with the repositioning of other select underperforming practice areas resulted in the reduction of more than 60 consulting positions. Commensurate with these consulting staff reductions, we also took significant actions to lower our selling, general and administrative costs by reducing our administrative staff, eliminating excess office space capacity, better rationalizing remaining office space, and lowering administrative spending, particularly related to outside contractors and professional fees. The majority of these actions were completed during the third quarter of fiscal 2012, and we recorded a restructuring charge of $4.4 million in the third quarter of fiscal 2012 related to termination benefits, facility-related charges, asset write-downs and other probable charges. We expect that the remaining actions under this restructuring plan will be completed during fourth quarter of fiscal 2012 and we cannot yet reasonably estimate the charge we may incur in the fourth quarter of fiscal 2012 to complete these actions.

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

  •
  Share-based compensation expense

  •
  Valuation of goodwill and other intangible assets

  •
  Accounting for income taxes

        We did not adopt any changes in the fiscal year to date period ended September 29, 2012 that had a material effect on these critical accounting policies nor did we make any changes to our accounting policies in the fiscal year to date period ended September 29, 2012 that changed these critical accounting policies. See the section below for a discussion pertaining to our goodwill.

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

        Late in the second quarter of fiscal 2012 our stock price experienced a decline. In the third quarter of 2012, our stock price improved but remained below the price levels experienced in fiscal 2011 and the first five months of fiscal 2012. We did not record any impairment losses related to goodwill or intangible assets during the fiscal year to date period ended September 29, 2012 as the stock price decline was not deemed to be more than temporary and there were no other events or circumstances that would more likely than not reduce the fair value of the reporting unit below its carrying amount. In the fourth quarter of fiscal 2012, we will conduct our annual impairment test of goodwill. Due to the recent decline in our stock price, we may be required to record an impairment of goodwill in the fourth quarter of fiscal 2012 as a result of the test. A non-cash goodwill impairment charge would have the effect of decreasing our earnings in such period. If we are required to take a substantial impairment charge, our operating results would be materially adversely affected in such period.

Recent Accounting Standards

        See Note 4 to our condensed consolidated financial statements included in this quarterly report on Form 10-Q for a discussion of recent accounting standards.

Results of Operations—For the Quarter and Fiscal Year to Date Period Ended September 29, 2012, Compared to the Quarter and Fiscal Year to Date Period Ended October 1, 2011

        The following table provides operating information as a percentage of revenues for the periods indicated:

	Quarter Ended		Fiscal Year to Date Period Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Revenues	100.0%	100.0%	100.0%	100.0%
Costs of services	70.1	65.6	68.1	66.0

Gross profit	29.9	34.4	31.9	34.0
Selling, general and administrative expenses	26.1	24.0	25.6	23.2
Depreciation and amortization	2.2	1.7	2.8	1.6

Income from operations	1.6	8.8	3.5	9.2
Interest income	0.1	0.1	0.1	0.1
Interest expense	(0.1)	(0.2)	(0.1)	(0.4)
Other income (expense), net	0.0	(0.3)	(0.1)	(0.1)

Income before provision for income taxes	1.5	8.4	3.4	8.8
Provision for income taxes	(2.6)	(2.9)	(3.2)	(3.4)

Net income (loss)	(1.1)	5.5	0.2	5.4
Net (income) loss attributable to noncontrolling interest, net of tax	(0.1)	(0.3)	(0.0)	0.0

Net income (loss) attributable to CRA International, Inc.	(1.1)%	5.2%	0.2%	5.4%

Quarter Ended September 29, 2012 Compared to the Quarter Ended October 1, 2011

        Revenues.    Revenues decreased $5.1 million, or 7.2%, to $65.9 million for the third quarter of fiscal 2012 from $71.0 million for the third quarter of fiscal 2011.

        Our third quarter results for fiscal 2012 were negatively impacted by select underperforming practice areas which affected our overall performance compared to the third quarter of fiscal 2011. As mentioned previously, in connection with the restructuring plan we committed to in the third quarter of fiscal 2012, we eliminated our Chemicals practice, closed our Middle East operations and repositioned other select underperforming practice areas, amongst other actions. Utilization decreased to 67% for the third quarter of fiscal 2012 from 73% for the third quarter of fiscal 2011, reflecting this underperformance and these restructuring actions. Overall, revenues outside of the U.S. represented approximately 22% of total revenues for the third quarter of fiscal 2012, compared with approximately 24% of total revenues for the third quarter of fiscal 2011. The decrease was due primarily to our management consulting business in the third quarter of fiscal 2012, particularly to our Chemicals practice and Middle East operations which were eliminated during the third quarter of fiscal 2012. Revenues derived from fixed-price engagements decreased to 16% of total revenues for the third quarter of fiscal 2012 compared with 20% for the third quarter of fiscal 2011. The decrease in revenues from fixed-price engagements was due primarily to the previously mentioned decrease in our management consulting business in the third quarter of fiscal 2012 as compared with the third quarter of fiscal 2011, as the management consulting business typically has a higher concentration of fixed-price service contracts. Another factor contributing to our overall revenue decline was the decrease in client reimbursable expenses. Client reimbursable expenses are pass-through expenses that carry little to no margin.

        Costs of Services.    Costs of services decreased by $0.4 million, or 0.9%, to $46.2 million for the third quarter of fiscal 2012 from $46.6 million for the third quarter of fiscal 2011. The decrease in costs of services was due primarily to the decreases in revenue, client reimbursable expenses, headcount, and $1.1 million of compensation related items for certain employees in the third quarter of fiscal 2012 as compared to the third quarter of fiscal 2011. Client reimbursable expenses decreased by $0.7 million primarily due to a decrease in the usage of outside consultants and travel expenses as a result of the decreased revenue. Employee consultant headcount decreased from 526 at the end of the third quarter of fiscal 2011 to 485 at the end of the third quarter of fiscal 2012. These decreases in costs of services were partially offset by $3.4 million of expenses associated with the restructuring actions we announced in the third quarter of fiscal 2012, compared with no restructuring expenses in the third quarter of fiscal 2011.

        As a percentage of revenues, costs of services increased to 70.1% for the third quarter of fiscal 2012 from 65.6% for the third quarter of fiscal 2011. The increase in costs of services as a percentage of revenue was due primarily to the $3.4 million of restructuring charges recorded during the third quarter of fiscal 2012.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by $0.2 million, or 1.3%, to $17.2 million for the third quarter of fiscal 2012 from $17.0 million for the third quarter of fiscal 2011. Selling, general and administrative expenses included $1.0 million of restructuring costs recorded in the third quarter of fiscal 2012 associated with the restructuring actions we announced in the third quarter of fiscal 2012 compared with no restructuring expenses in the third quarter of fiscal 2011. Additionally, commissions to nonemployee experts increased by $0.6 million in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011.These increases in selling, general, and administrative expenses were offset by decreases in several areas in line with our restructuring actions, specifically reductions in professional fees, outside consultant charges, and headcount.

        As a percentage of revenues, selling, general and administrative expenses increased to 26.1% for the third quarter of fiscal 2012 from 24.0% for the third quarter of fiscal 2011, which was due primarily to the $1.0 million of restructuring charges recorded during the third quarter of fiscal 2012. Additionally, commissions to nonemployee experts increased from 1.5% of revenues for the third quarter of fiscal 2011 to 2.6% of revenues for the third quarter of fiscal 2012.

        Depreciation and Amortization.    Depreciation and amortization increased by $0.3 million, or 22.0%, to $1.5 million for the third quarter of fiscal 2012 from $1.2 million for the third quarter of fiscal 2011.

The increase was primarily due to the amortization of software costs related to our implementation of an enterprise-wide financial reporting system at the start of fiscal 2012.

        Other Income (Expense), Net.    Other income (expense), net changed by $253,000 to income of $12,000 for the third quarter of fiscal 2012 from expense of $241,000 for the third quarter of fiscal 2011. Other income (expense), net consists primarily of foreign currency exchange transaction gains and losses. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies including the Euro and the British Pound.

        Provision for Income Taxes.    The income tax provision was $1.7 million and the effective tax rate was 169.5% for the third quarter of fiscal 2012 compared to a tax provision of $2.1 million and an effective tax rate of 34.6% for the third quarter of fiscal 2011. The effective tax rate in the third quarter of fiscal 2012 was higher than the statutory rate primarily due to losses in foreign locations that provided no tax benefit. The effective tax rate for the third quarter of fiscal 2011 was lower than the statutory rate due to a NeuCo net operating loss carryback realized and the favorable effect of a foreign tax credit.

        Net Income Attributable to Noncontrolling Interest, Net of Tax.    Our ownership interest in NeuCo constitutes control under U.S. GAAP. As a result, NeuCo's financial results are consolidated with ours and allocations of the noncontrolling interest's share of NeuCo's net income result in deductions to our net income, while allocations of the noncontrolling interest's share of NeuCo's net loss result in additions to our net income. The results of operations of NeuCo allocable to its other owners was net income of $38,000 for the third quarter of fiscal 2012 and net income of $238,000 for the third quarter of fiscal 2011.

        Net Income (Loss) Attributable to CRA International, Inc.    Net income (loss) attributable to CRA International, Inc. changed by $4.4 million to a net loss of $0.7 million for the third quarter of fiscal 2012 from net income of $3.7 million for the third quarter of fiscal 2011. The net loss per share was $0.07 per share for the third quarter of fiscal 2012, compared to net income per diluted share of $0.34 per share for the third quarter of fiscal 2011. Diluted weighted average shares outstanding decreased by approximately 617,000 shares to approximately 10,084,000 shares for the third quarter of fiscal 2012 from approximately 10,701,000 shares for the third quarter of fiscal 2011. Diluted weighted average shares outstanding for the third quarter of fiscal 2012 excluded 130,000 common stock equivalents because we had a net loss and inclusion of these common stock equivalents would be anti-dilutive. The decrease in weighted average shares outstanding is primarily due to repurchases of common stock since the third quarter of fiscal 2011 and lower average stock price in the third quarter of fiscal 2012 as compared to the third quarter of fiscal 2011. The decreases were offset in part by an increase as a result of shares of restricted stock that have vested or that have been issued, and stock options that have been exercised since the third quarter of fiscal 2011.

Fiscal Year to Date Period Ended September 29, 2012 Compared to the Fiscal Year to Date Period Ended October 1, 2011

        Revenues.    Revenues decreased by $27.4 million, or 11.9%, to $202.9 million for the fiscal year to date period ended September 29, 2012 from $230.3 million for the fiscal year to date period ended October 1, 2011. Select underperforming practice areas, including our Chemicals practice and Middle East operations, affected our overall performance. As mentioned previously, in connection with the restructuring plan we committed to in the third quarter of fiscal 2012, we eliminated our Chemicals practice, closed our Middle East operations and repositioned other select underperforming practice areas, amongst other actions. Utilization decreased to 69% for the fiscal year to date period ended September 29, 2012 from 74% for the fiscal year to date period ended October 1, 2011 reflecting this underperformance and these restructuring actions. Overall, revenues outside of the U.S. represented approximately 22% of total revenues for the fiscal year to date period ended September 29, 2012, compared with approximately 27% of total revenues for the fiscal year to date period ended October 1, 2011. The decrease was due primarily to our management consulting business, particularly to our Chemicals practice and Middle East operations, which were eliminated in the third quarter of fiscal 2012, and our operations in Europe where economic uncertainties impacted our performance, primarily during the earlier part of fiscal 2012. Revenues derived from fixed-price engagements decreased to 14% of total revenues for the fiscal year to date period ended September 29, 2012 compared with 23% for the fiscal year to date period ended October 1, 2011. The decrease in revenues from fixed-price engagements was due primarily to the previously mentioned decrease in our management consulting business, as the management consulting business typically has a higher concentration of fixed-price service contracts. Another factor contributing to our overall revenue decline was the decrease in client reimbursable expenses. Client reimbursable expenses are pass-through expenses that carry little to no margin.

        Costs of Services.    Costs of services decreased by $13.8 million, or 9.1%, to $138.1 million for the fiscal year to date period ended September 29, 2012 from $151.9 million for the fiscal year to date period ended October 1, 2011. The decrease in costs of services was due primarily to the decreases in revenue and profitability in the fiscal year to date period ended September 29, 2012 as compared to the fiscal year to date period ended October 1, 2011, and a decrease in client reimbursable expenses. As a result of the decreased revenue and profitability, we had a decrease in incentive bonus expense for our employee consultants in the fiscal year to date period ended September 29, 2012 as compared to the fiscal year to date period ended October 1, 2011. Client reimbursable expenses decreased by $5.2 million primarily due to a decrease in the usage of outside consultants and subcontractors and a decrease in travel expenses as a result of the decreased revenue. Also contributing to the decrease was a decrease in employee consultant headcount from 526 as of October 1, 2011 to 485 as of September 29, 2012 due to restructuring actions we announced in the third quarter of fiscal 2012. These decreases in costs of services were partially offset by $3.4 million of expenses in the fiscal year to date period ended September 29, 2012 associated with the restructuring actions we announced in the third quarter of fiscal 2012, compared with no restructuring expenses in fiscal year to date period ended October 1, 2011.

        As a percentage of revenues, costs of services increased to 68.1% for the fiscal year to date period ended September 29, 2012 from 66.0% for the fiscal year to date period ended October 1, 2011 primarily due to the decrease in revenue in the fiscal year to date period ended September 29, 2012 compared with the fiscal year to date period ended October 1, 2011, as the decrease in revenue outpaced the decrease in costs of services, and the $3.4 million of restructuring charges recorded during the fiscal year to date period ended September 29, 2012 as compared with no restructuring charges in the fiscal year to date period ended October 1, 2011. Partially offsetting these increases in costs of services as a percentage of revenue was the decrease in client reimbursable expenses as a percentage of sales.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased by $1.5 million, or 2.8%, to $52.0 million for the fiscal year to date period ended September 29, 2012 from $53.5 million for the fiscal year to date period ended October 1, 2011. The decrease was due primarily to a decrease in incentive bonus expense for our employees as a result of the decrease in revenue and profitability in the fiscal year to date period ended September 29, 2012 as compared with the fiscal year to date period ended October 1, 2011, as well as a decrease in compensation expense due to a decrease in headcount in the fiscal year to date period ended September 29, 2012 as compared with the fiscal year to date period ended October 1, 2011. Our NeuCo subsidiary also had a $0.5 million decrease in selling, general and administrative expenses in the fiscal year to date period ended September 29, 2012 compared to the fiscal year to date period ended October 1, 2011. Partially offsetting these decreases was an increase in commissions to nonemployee experts of $1.0 million in the fiscal year to date period ended September 29, 2012 as compared to the fiscal year to date period ended October 1, 2011 and a $0.7 million increase in restructuring expenses to $1.7 million in the fiscal year to date period ended September 29, 2012 as compared to $1.0 million of restructuring expenses in the fiscal year to date period ended October 1, 2011. Restructuring expenses in the fiscal year to date period ended September 29, 2012 were associated principally with the restructuring actions we announced in the third quarter of fiscal 2012, the reduction of leased office space in our London, England office, and adjustments to our leased office space in Houston, TX. Restructuring expenses in the fiscal year to date period ended October 1, 2011 were related to leased office space in our Houston, TX office.

        As a percentage of revenues, selling, general and administrative expenses increased to 25.6% for the fiscal year to date period ended September 29, 2012 from 23.2% for the fiscal year to date period ended October 1, 2011, which was primarily a result of the decrease in revenue in the fiscal year to date period ended September 29, 2012 compared with the fiscal year to date period ended October 1, 2011 and the increase in restructuring costs of $0.7 million in the fiscal year to date period ended September 29, 2012 as compared with the fiscal year to date period ended October 1, 2011 . Additionally, commissions to nonemployee experts increased from 1.5% of revenues for the fiscal year to date period ended October 1, 2011 to 2.3% of revenues for the fiscal year to date period ended September 29, 2012.

        Depreciation and Amortization.    Depreciation and amortization increased by $1.8 million, or 48.4%, to $5.6 million for the fiscal year to date period ended from $3.8 million for the fiscal year to date period ended October 1, 2011. Of this increase, approximately $1.1 million was related to the write-off of unamortized leaseholds and other costs associated with restructuring costs recorded in the second quarter of fiscal 2012 for the reduction of leased office space in our London, England office. The remaining increase of $0.7 million was primarily due to the amortization of software costs related to our implementation of an enterprise-wide financial reporting system at the start of fiscal 2012.

        Interest Expense.    Interest expense decreased by $0.6 million to $0.2 million for the fiscal year to date period ended September 29, 2012 from $0.8 million for the fiscal year to date period ended October 1, 2011. The decrease was primarily due to our repurchase, on June 15, 2011, of 100% of the principal amount of our outstanding debentures and the accrued and unpaid interest thereon, which amounted to $21.9 million and $0.3 million, respectively. Through this final repurchase date, interest expense primarily consisted of interest incurred on this convertible debt, the amortization of debt issuance costs, and the amortization of the discount on the debt for the equity conversion feature of the debt instrument.

        Other Expense, Net.    Other expense, net decreased by $219,000 to $125,000 for the fiscal year to date period ended September 29, 2012 from $344,000 for the fiscal year to date period ended October 1, 2011. Other expense, net consists primarily of foreign currency exchange transaction gains and losses. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies including the Euro and the British Pound.

        Provision for Income Taxes.    For the fiscal year to date period ended September 29, 2012, our income tax provision was $6.5 million and the effective tax rate was 92.8% compared to $7.8 million and an effective tax rate of 38.6% for the fiscal year to date period ended October 1, 2011. The effective tax rate for the fiscal year to date period ended September 29, 2012 was higher than the statutory rate primarily due to losses in foreign locations that provided no tax benefit. The effective tax rate for the fiscal year to date period ended October 1, 2011 was consistent with the Company's combined federal and state statutory tax rate.

        Net Income Attributable to CRA International, Inc.    Net income attributable to CRA International, Inc. decreased by $11.9 million to $0.5 million for the fiscal year to date period ended

September 29, 2012 from $12.4 million for the fiscal year to date period ended October 1, 2011. The diluted net income per share was $0.05 per share for the fiscal year to date period ended September 29, 2012, compared to $1.15 per share for the fiscal year to date period ended October 1, 2011. Diluted weighted average shares outstanding decreased by approximately 409,000 shares to approximately 10,364,000 shares for the fiscal year to date period ended from approximately 10,773,000 shares for the fiscal year to date period ended October 1, 2011. The decrease in weighted average shares outstanding was primarily due to repurchases of common stock and lower average stock price in the fiscal year to date period ended September 29, 2012 as compared to the fiscal year to date period ended October 1, 2011, offset in part by an increase as a result of shares of restricted stock that have vested or that have been issued, and stock options that have been exercised since October 1, 2011.

Liquidity and Capital Resources

        We believe that our current cash balances, cash generated from operations, and amounts available under our bank line of credit will be sufficient to meet our anticipated working capital, capital expenditures, and contingent consideration payment requirements for at least the next 12 months.

  Fiscal Year to Date Period Ended September 29, 2012

        General.    In the fiscal year to date period ended September 29, 2012, cash and cash equivalents decreased by $19.3 million. We completed the period with cash and cash equivalents of $42.3 million and working capital (defined as current assets less current liabilities) of $104.3 million. Of the total cash and cash equivalents of $42.3 million at September 29, 2012, $35.7 million was held within the U.S. The Company has sufficient sources of cash in the U.S. to fund U.S. cash requirements without the need to repatriate any funds. As of September 29, 2012, a substantial portion of our cash accounts was concentrated at a single financial institution, which potentially exposes us to credit risks. The financial institution has generally "stable" credit ratings and its short-term credit rating is A-1 by Standard & Poor's ratings services. We have not experienced any losses related to such accounts and we do not believe that there is significant risk of non-performance by the financial institution. Our cash on deposit at this financial institution is fully liquid, and we continually monitor the credit ratings of such institution and limit the amount of cash we maintain at this institution. A change in the credit worthiness of this financial institution could materially affect our liquidity and working capital.

        Sources and Uses of Cash.    During the fiscal year to date period ended September 29, 2012, net cash used by operations was $22.8 million. This use of cash was expected as we paid out a majority of our fiscal 2011 performance bonuses during the first quarter of fiscal 2012, which was the primary factor in the aggregate decrease in accounts payable, accrued expenses, and other liabilities of $23.4 million during the fiscal year to date period ended September 29, 2012. Other uses of cash included an increase in prepaid expenses and other assets of $9.4 million, primarily related to the issuance of forgivable loans or advances to employees and non-employee experts of $10.2 million, and a decrease in deferred rent of $2.2 million. The uses of cash were partially offset by the following sources of cash: depreciation and amortization expense of $4.5 million, share-based compensation expense of $3.8 million, an increase in accounts receivable of $12.0 million, which was partially offset by a decrease in unbilled services of $10.0 million, as our DSOs increased at September 29, 2012 compared to DSOs at December 31, 2011, a loss on disposal of property and equipment of $1.2 million related primarily to the write-off of unamortized leaseholds and other costs recorded in the second quarter of fiscal 2012 for the reduction of leased office space in our London, England office, increase in deferred taxes of $0.3 million, and net income of $0.5 million.

        During the fiscal year to date period ended September 29, 2012, net cash provided by investing activities was $13.6 million, which included $24.0 million received from the sale of short-term investments and $0.9 million received from collections on notes receivable, partially offset by $9.5 million used to purchase short-term investments and $1.9 million used for capital expenditures.

        We used $9.8 million of net cash in financing activities during the fiscal year to date period ended September 29, 2012. Cash used in financing activities was primarily for the repurchase of shares of our common stock for $9.1 million, the redemption of $0.7 million in vested employee restricted shares for tax withholdings, payments of notes payable of $0.7 million, offset partially by $0.6 million received upon the exercise of stock options.

  Indebtedness

        We are party to a senior loan agreement with RBS Citizens, N.A for a $60.0 million revolving line of credit with a maturity date of April 30, 2014. The revolving line of credit gives us additional flexibility to meet any unforeseen financial requirements. Subject to the terms of the agreement, we may use borrowings under this revolving line of credit for acquisition financing, working capital, general corporate purposes, letters of credit, and foreign exchanges contracts. The amount available under our bank revolving line of credit is constrained by various financial covenants and is reduced by certain outstanding letters of credit, which amounted to $0.6 million as of September 29, 2012. As of September 29, 2012, there was no amount outstanding under this revolving line of credit.

        Borrowings under our credit facility bear interest at LIBOR plus an applicable margin. Applicable margins range from 1.75% to 2.75%, depending on the ratio of our consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the preceding four fiscal quarters, subject to various adjustments stated in the senior loan agreement. These margins are adjusted both quarterly and each time we borrow under the credit facility. Interest is payable monthly. A commitment fee of 0.25% is payable on the unused portion of the credit facility. Borrowings under the credit facility are secured by 100% of the stock of certain of our U.S. subsidiaries and 65% of the stock of certain of our foreign subsidiaries, which represent approximately $24.7 million in net assets as of September 29, 2012.

        Under our senior loan agreement, we must comply with various financial and non-financial covenants. Compliance with these financial covenants is tested on a fiscal quarterly basis. Any indebtedness outstanding under the senior credit facility may become immediately due and payable upon the occurrence of stated events of default, including our failure to pay principal, interest or fees or a violation of any financial covenant. The financial covenants require us to maintain a minimum consolidated working capital of $25.0 million and to comply with a consolidated senior debt to EBITDA ratio of not more than 2.5 to 1.0. The non-financial covenant restrictions of the senior credit agreement include, but are not limited to, our ability to incur additional indebtedness, engage in acquisitions or dispositions, and enter into business combinations. As of September 29, 2012, we were in compliance with the covenants of our senior loan agreement.

  Compensation Arrangements

        In connection with a previous acquisition, we have agreed to pay an award to certain employees of the acquired business if they achieve specific performance targets through fiscal 2012. Retention of amounts paid to the individual employees is contingent on their continued employment with us through 2016. As of September 29, 2012, based upon performance to date and expected performance for the remainder of fiscal 2012, the amount of the award is estimated to be approximately $9.6 million and is being expensed over the seven and a half year service period ending in December 2016. This amount could fluctuate depending on future performance during fiscal 2012. Changes in the estimated award are expensed prospectively over the remaining service period. Any payments under this award would be made in the first quarter of fiscal 2013 and we expect to fund these payments, if any, from existing cash resources, cash generated from operations, or financing transactions.

  Share Repurchases

        On August 30, 2011, we announced that our Board of Directors approved a share repurchase program of up to $7.5 million of our common stock. On February 22, 2012 and August 10, 2012, our Board of Directors authorized the repurchase of up to an additional $4.45 million and $5.0 million, respectively, of our common stock under this program. During the fiscal year to date period ended September 29, 2012, we repurchased 466,109 shares under this program at an average price per share of $19.47. As of September 29, 2012, $3.6 million was available for future repurchases under this program. We will finance this program with available cash and cash from future operations. We may repurchase shares in open market purchases or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. We expect to continue to repurchase shares under this program.

  Other Matters

        On July 22, 2012, our management committed to a plan to eliminate and restructure selected practice areas and reduce selling, general and administrative costs. In connection with this plan, we eliminated our Chemicals practice and closed our Middle East operations. These restructuring actions, along with the repositioning of other select underperforming practice areas in connection with this restructuring plan, resulted in the reduction of more than 60 consulting positions. Commensurate with these consulting staff reductions, we also took significant actions to lower our selling, general and administrative costs by reducing our administrative staff, eliminating excess office space capacity, better rationalizing remaining office space, and lowering administrative spending, particularly related to outside contractors and professional fees. The majority of these actions were completed during the third quarter of fiscal 2012, and we recorded a restructuring charge of $4.4 million in the third quarter of fiscal 2012 related to termination benefits, facility-related charges, asset write-downs and other probable charges. We expect that the remaining actions under this restructuring plan will be completed during fourth quarter of fiscal 2012 and we cannot yet reasonably estimate the charge we may incur in the fourth quarter of fiscal 2012 to complete these actions.

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

        The majority of our operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of foreign currencies. Our primary foreign currency exposures relate to our short-term intercompany balances with our foreign subsidiaries and accounts receivable and cash valued in the United Kingdom in U.S. Dollars or Euros. Our primary foreign subsidiaries have functional currencies denominated in the British Pound and Euro, and foreign denominated assets and liabilities are remeasured each reporting period with any exchange gains and losses recorded in our consolidated income statements. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the U.S. Dollar and foreign currencies and the Euro and the British Pound. Holding all other variables constant, fluctuations in foreign exchange rates may impact reported revenues and expenses significantly, based on currency exposures at September 29, 2012. A hypothetical 10% movement in foreign exchange rates would rates would have affected our income before provision for income taxes for the third quarter of fiscal 2012 by approximately $0.1 million. However, actual gains and losses in the future could differ materially from this analysis based on the timing and amount of both foreign currency exchange rate movements and our actual exposure.

        From time to time, we may use derivative instruments to manage the risk of exchange rate fluctuations. However, at September 29, 2012, we had no outstanding derivative instruments. We do not use derivative instruments for trading or speculative purposes.

Interest Rate Risk

        We maintain an investment portfolio consisting mainly of commercial paper with maturities of less than a year. These held-to-maturity securities are subject to interest rate risk. However, a hypothetical change in the interest rate of 10% would not have a material impact to the fair values of these securities at September 29, 2012 primarily due to their short maturity.

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

Evaluation of Changes in Internal Control over Financial Reporting

        Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we have determined that, during the third quarter of fiscal 2012, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to affect, materially our internal control over financial reporting.

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

We depend upon key employees to generate revenue

        Our business consists primarily of the delivery of professional services, and accordingly, our success depends heavily on the efforts, abilities, business generation capabilities, and project execution capabilities of our employee consultants. In particular, our employee consultants' personal relationships with our clients are a critical element in obtaining and maintaining client engagements. If we lose the services of any employee consultant or group of employee consultants, or if our employee consultants fail to generate business or otherwise fail to perform effectively, that loss or failure could adversely affect our revenues and results of operations. Our employee consultants generated engagements that accounted for approximately 84% and 86% of our revenues for the fiscal year to date periods ended September 29, 2012 and October 1, 2011, respectively. Our top five employee consultants generated approximately 18% and 14% of our revenues for each of the fiscal year to date periods ended September 29, 2012 and October 1, 2011, respectively.

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

        Late in the second quarter of fiscal 2012 our stock price experienced a decline. In the third quarter of fiscal 2012, our stock price improved but remained below the price levels experienced in fiscal 2011 and the first five months of fiscal 2012. We did not record any impairment losses related to goodwill or intangible assets during the fiscal year to date period ended September 29, 2012 as the stock price decline was not deemed to be more than temporary and there were no other events or circumstances that would more likely than not reduce the fair value of the reporting unit below its carrying amount. In the fourth quarter of fiscal 2012, we will conduct our annual impairment test of goodwill. Due to the recent decline in our stock price, we may be required to record an impairment of goodwill in the fourth quarter of fiscal 2012 as a result of the test. A non-cash goodwill impairment charge would have the effect of decreasing our earnings in such period. If we are required to take a substantial impairment charge, our operating results would be materially adversely affected in such period.

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

        We have conducted a portion of our business in the Middle East. At times, turmoil in the region has interrupted our business operations in that region. In the third quarter of fiscal 2012, we closed our Middle East operations.

        If our international revenues increase relative to our total revenues, these factors could have a more pronounced effect on our operating results.

We depend on our non-employee experts

        We depend on our relationships with our exclusive non-employee experts. For the fiscal year to date periods ended September 29, 2012 and October 1, 2011, five of our top exclusive non-employee experts generated engagements that accounted for approximately 8% of our revenues in each of those periods. We believe that these experts are highly regarded in their fields and that each offers a combination of knowledge, experience, and expertise that would be very difficult to replace. We also believe that we have been able to secure some engagements and attract consultants in part because we can offer the services of these experts. Most of these experts can limit their relationships with us at any time for any reason. These reasons could include affiliations with universities with policies that prohibit accepting specified engagements, termination of exclusive relationships, the pursuit of other interests, and retirement.

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

We derive our revenues from a limited number of large engagements

        We derive a portion of our revenues from a limited number of large engagements. If we do not obtain a significant number of new large engagements each year, our business, financial condition, and results of operations could suffer. Our 10 largest engagements accounted for approximately 13% and 16% of our revenues the fiscal year to date periods ended September 29, 2012 and October 1, 2011, respectively. Our 10 largest clients accounted for approximately 19% and 24% of our revenues in the fiscal year to date periods ended September 29, 2012 and October 1, 2011, respectively. In general, the volume of work we perform for any particular client varies from year to year, and due to the specific engagement nature of our practice, a major client in one year may not hire us in the following year.

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

Fluctuations in the types of service contracts we enter into may adversely impact revenue and results of operations

        We derive a portion of our revenues from fixed-price contracts. We derived approximately 14% and 23% of revenues from fixed-price engagements in the fiscal year to date periods ended September 29, 2012 and October 1, 2011, respectively. These contracts are more common in our management consulting area, and would likely grow in number with any expansion of that area. Fluctuations in the mix between time-and-material contracts, fixed-price contracts and arrangements with fees tied to performance-based criteria, may result in fluctuations of revenue and results of operations. In addition, if we fail to estimate accurately the resources required for a fixed-price project or fail to satisfy our contractual obligations in a manner consistent with the project budget, we might generate a smaller profit or incur a loss on the project. On occasion, we have had to commit unanticipated additional resources to complete projects, and we may have to take similar action in the future, which could adversely affect our revenues and results of operations.

The market price of our common stock may be volatile

        The market price of our common stock has fluctuated widely and may continue to do so. For example, from October 2, 2011 to September 29, 2012, the trading price of our common stock ranged from a high of $27.93 per share to a low of $13.41 per share. Many factors could cause the market price of our common stock to rise and fall. Some of these factors are:

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        (a)   Not applicable.

        (b)   Not applicable.

        (c)   The following table provides information about our repurchases of shares of our common stock during the fiscal quarter ended September 29, 2012. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the third quarter into three periods of four weeks, four weeks, and five weeks, respectively, to coincide with our reporting periods during the third quarter of fiscal 2012.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1, 2012 to July 28, 2012	—	—	—	$2,088,555
July 29, 2012 to August 25, 2012	189,761 shares(1)(2)	$16.17 per share(1)(2)	189,099	$4,029,281
August 26, 2012 to September 29, 2012	24,425 shares(2)	$15.94 per share(2)	24,425	$3,639,978

(1)
During the four weeks ended August 25, 2012, we accepted 662 shares of our common stock as a tax withholding from certain of our employees, in connection with the vesting of restricted shares that occurred during the indicated period, pursuant to the terms of our 2006 equity incentive plan, at an average price per share of $15.13.

(2)
On August 30, 2011, we announced that our Board of Directors approved a share repurchase program of up to $7.5 million of our common stock. On February 22, 2012 and August 10, 2012, our Board of Directors authorized the repurchase of up to an additional $4.45 million and $5.0 million, respectively, of our common stock under this program. During the four weeks ended August 25, 2012, we purchased 189,099 shares under this program at an average price per share of $16.18. During the five weeks ended September 29, 2012, we purchased 24,425 shares under this program at an average price per share of $15.94.

ITEM 3.   Defaults Upon Senior Securities

        None.

ITEM 4.    Mine Safety Disclosures

        None.

ITEM 5.    Other Information

        None.

ITEM 6.    Exhibits

Item No.		Description
31.1		Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2		Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1		Section 1350 certification
101	*
The following financial statements from CRA International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 29, 2012, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Condensed Consolidated Statements of Operations (unaudited) for the quarters and the fiscal year to date periods ended September 29, 2012 and October 1, 2011, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the quarters and the fiscal year to date periods ended September 29, 2012 and October 1, 2011, (iii) Condensed Consolidated Balance Sheets (unaudited) as at September 29, 2012 and December 31, 2011, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the fiscal year to date periods ended September 29, 2012 and October 1, 2011, (v) Condensed Consolidated Statement of Shareholders' Equity (unaudited) for the fiscal year to date period ended September 29, 2012, and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

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

CRA INTERNATIONAL, INC.
Date: November 8, 2012	By:	/s/ PAUL A. MALEH Paul A. Maleh President and Chief Executive Officer
Date: November 8, 2012	By:	/s/ WAYNE D. MACKIE Wayne D. Mackie Executive Vice President, Treasurer, and Chief Financial Officer

EXHIBIT INDEX

Item No.		Description
31.1		Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2		Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1		Section 1350 certification
101	*
The following financial statements from CRA International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 29, 2012, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Condensed Consolidated Statements of Operations (unaudited) for the quarters and the fiscal year to date periods ended September 29, 2012 and October 1, 2011, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the quarters and the fiscal year to date periods ended September 29, 2012 and October 1, 2011, (iii) Condensed Consolidated Balance Sheets (unaudited) as at September 29, 2012 and December 31, 2011, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the fiscal year to date periods ended September 29, 2012 and October 1, 2011, (v) Condensed Consolidated Statement of Shareholders' Equity (unaudited) for the fiscal year to date period ended September 29, 2012, and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

*
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto shall not be deemed filed for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.