Form 10-K
period 2012-12-29
CRA INTERNATIONAL, INC.
filed 2013-03-08
CIK 1053706

Use these links to rapidly review the document

CRA INTERNATIONAL, INC.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2012

Commission file number: 000-24049

CRA International, Inc.

(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-2372210 (I.R.S. Employer Identification No.)
200 Clarendon Street, Boston, MA (Address of principal executive offices)	02116-5092 (Zip code)
617-425-3000 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value	Nasdaq Global Select Market

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

         The aggregate market value of the stock held by non-affiliates of the registrant as of June 30, 2012, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing sale price of $14.69 as quoted on the NASDAQ Global Select Market as of the last trading day before that date, was approximately $145.1 million. Outstanding shares of common stock beneficially owned by executive officers and directors of the registrant and certain related entities have been excluded from this computation because these persons may be deemed to be affiliates. The fact that these persons have been deemed affiliates for purposes of this computation should not be considered a conclusive determination for any other purpose.

         As of March 1, 2013, CRA had outstanding 10,195,472 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

         The information required for Part III of this annual report is incorporated by reference from the registrant's definitive proxy statement for the 2013 special meeting in lieu of annual meeting of its shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 29, 2012.

CRA INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 29, 2012

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

Change in Fiscal Year

        On December 17, 2010, our Board of Directors approved a change in our fiscal year end from the last Saturday in November to the Saturday nearest December 31 of each year. The fiscal year change was effective beginning with our 2011 fiscal year, which began January 2, 2011 and ended December 31, 2011. As a result of the change, we had a five-week transition period which began November 28, 2010 and ended January 1, 2011 ("transition period"). The audited results of the five-week transition period ended January 1, 2011 are presented herein. The fiscal year change was not effective until after the completion of our 2010 fiscal year. Therefore, the fiscal year 2010 comparative financial and other information reported in the financial statements herein continues to be presented based on our prior fiscal year end calendar. For comparative analysis purposes, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented herein compares the audited results for the five-week transition period ended January 1, 2011 to the unaudited results for the five-week comparative period ended January 2, 2010.

        Our fiscal years periodically contain 53 weeks rather than 52 weeks. Fiscal 2012, fiscal 2011, and fiscal 2010 were 52-week years.

Introduction

        We are a leading global consulting firm specializing in providing economic, financial and management consulting services. We advise clients on economic and financial matters pertaining to litigation and regulatory proceedings, and guide corporations through critical business strategy and performance-related issues. Since 1965, we have been engaged by clients for our unique combination of functional expertise and industry knowledge, and for our objective solutions to complex problems. We combine economic and financial analysis with expertise in litigation and regulatory support, business strategy and planning, market and demand forecasting, policy analysis, and engineering and technology strategy. We are often retained in high-stakes matters, such as multibillion-dollar mergers and acquisitions, new product introductions, major strategy and capital investment decisions, and complex litigation, the outcomes of which often have significant consequences for the parties involved. These matters often require independent analysis and, as a result, companies must rely on outside experts. Our analytical strength enables us to reach objective, factual conclusions that help clients make important business and policy decisions and resolve critical disputes. Companies turn to us because we can provide large teams of highly credentialed and experienced economic and finance experts to address critical, tough assignments, with high-stakes outcomes.

        We offer consulting services in two broad areas: litigation, regulatory, and financial consulting and management consulting. These two areas represented approximately 98% of our consolidated revenues for fiscal 2012. The remaining 2% came from our NeuCo subsidiary. We provide our services primarily through our highly credentialed and experienced staff of employee consultants. As of December 29, 2012, we employed 464 consultants, including approximately 110 employee consultants with doctorates and approximately 160 employee consultants with other advanced degrees. Our employee consultants have backgrounds in a wide range of disciplines, including economics, business, corporate finance, materials sciences, accounting, and engineering. We are extremely selective in our hiring of consultants, recruiting from leading universities, industry, and government. Many of our employee consultants are nationally or internationally recognized as experts in their respective fields and have published scholarly articles, lectured extensively, and have been quoted in the press. They combine outstanding intellectual acumen with practical experience and in-depth understanding of industries and markets. To enhance the expertise we provide to our clients, we maintain close working relationships with a select group of renowned academic and industry non-employee experts.

        Our business is diversified across multiple dimensions, including service offerings and vertical industry coverage, as well as areas of functional expertise, client base, and geography. Through 19 offices located internationally, we provide multiple services across 20 areas of functional expertise to hundreds of clients across 17 vertical industries. We believe this diversification reduces our dependence on any particular market, industry, or geographic area.

        We provide consulting services to corporate clients and attorneys in a wide range of litigation and regulatory proceedings, providing high-quality research and analysis, expert testimony, and comprehensive support in litigation and regulatory proceedings in all areas of finance, accounting, economics, insurance, and forensic accounting and investigations. We also use our expertise in economics, finance, and business to offer law firms, businesses, and government agencies services related to class certification, damages analysis, expert reports and testimony, regulatory analysis, strategy development, valuation of tangible and intangible assets, risk management, and transaction support. In our management consulting services, we use our expertise in economics, finance, and business analysis to offer our clients such services as strategy development, performance improvement, corporate portfolio analysis, estimation of market demand, new product pricing strategies, valuation of intellectual property and other assets, assessment of competitors' actions, and analysis of new sources of supply. Our analytical expertise in advanced economic and financial methods is complemented by our in-depth expertise in specific industries, including banking and capital markets; chemicals and industrials; consumer products; energy and utilities; financial services; health care; insurance; life sciences; manufacturing; media; mining, metals and materials; oil and gas; real estate; retail; sports; telecommunications; and transportation.

        We have completed thousands of engagements for clients around the world, including domestic and foreign companies; federal, state, and local domestic government agencies; governments of foreign countries; public and private utilities; and national and international trade associations. Our clients come from a broad range of industries, with our top 10 clients in fiscal 2012, fiscal 2011, the five-week transition period ended January 1, 2011, and fiscal 2010, accounting for approximately 18%, 23%, 25%, and 16% of our revenues, respectively, and no single client accounting for more than 5% of our revenues in each of these periods. We also work with many of the world's leading law firms. We experience a high level of repeat business, and in fiscal 2012, fiscal 2011, the five-week transition period ended January 1, 2011, and fiscal 2010, approximately 95%, 94%, 98%, and 93% of our revenues resulted from either ongoing engagements or new engagements for existing clients, respectively.

        We deliver our services through an international network of 19 coordinated offices. Headquartered in Boston, Massachusetts, we have offices throughout North America and Europe.

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

        Strong Reputation for High-Quality Consulting; High Level of Repeat Business.    For more than 45 years, we have been a leader in providing sophisticated economic analysis and original, authoritative advice to clients involved in complex litigation and regulatory proceedings, and we also provide management consulting services to companies facing strategic, organizational, and operational challenges. As a result, we believe we have established a strong reputation among leading law firms and business clients as a preferred source of expertise in economics, finance, business, and management consulting, as evidenced by our high level of repeat business. In fiscal 2012, fiscal 2011, the five-week transition period ended January 1, 2011, and fiscal 2010, approximately 95%, 94%, 98%, and 93% of our revenues resulted from ongoing engagements or new engagements from repeat clients, respectively.

In addition, we believe our significant name recognition, which we developed as a result of our work on many high-profile litigation and regulatory engagements, has enhanced the development of our management consulting practice.

        Highly Educated, Experienced, and Versatile Consulting Staff.    We believe our most important asset is our base of employee consultants, particularly our senior employee consultants. Of our 464 employee consultants as of December 29, 2012, 331 were either executive vice presidents, vice presidents, principals, associate principals, senior associates, or consulting associates, of whom approximately 76% have a doctorate or other advanced degree. Many of these senior employee consultants are nationally or internationally recognized as experts in their respective fields. In addition to their expertise in a particular field, most of our employee consultants are able to apply their skills across numerous practice areas. This flexibility in staffing engagements is critical to our ability to apply our resources as needed to meet the demands of our clients. As a result, we seek to hire consultants who not only have strong analytical skills, but who are also creative, intellectually curious, and driven to develop expertise in new practice areas and industries.

        International Presence.    We deliver our services through an international network of 19 coordinated offices. Headquartered in Boston, Massachusetts, we have offices throughout North America and Europe. Many of our clients are multinational firms with issues that cross international boundaries, and we believe our international presence provides us with an advantage to address complex issues that span countries and continents. Our international presence also gives us access to many of the leading experts around the world on a variety of issues, allowing us to expand our knowledge base and areas of functional expertise. Revenues outside of the U.S. accounted for approximately 23%, 26%, 24%, and 27% of our total revenues in fiscal 2012, fiscal 2011, the five-week transition period ended January 1, 2011, and fiscal 2010, respectively. See Note 13 of our Notes to Consolidated Financial Statements for a breakdown of our revenue and long-lived assets by country.

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

        Integrated Business.    We manage our business on an integrated basis through our international network of 19 offices and 20 areas of functional expertise. Many of our practice areas are represented in several of our offices and are managed across geographic borders. We view these cross-border practices as integral to our success and key to our management approach. Our practices share not only staff but also consulting approaches and marketing strategies. When we acquire companies, our practice is to rapidly integrate systems, procedures, and people into our business model. In addition to sharing our intellectual property assets globally, we encourage geographic collaboration among our practices by including a consultant's overall contribution to our practices as a factor in determining the consultant's annual bonus.

        Diversified Client Base.    We have completed thousands of engagements for clients in a broad range of industries around the world. In fiscal 2012, fiscal 2011, the five-week transition period ended January 1, 2011, and fiscal 2010, our top 10 clients accounted for approximately 18%, 23%, 25%, and 16% of our revenues, respectively, with no single client accounting for more than 5% of our revenues in each of these periods. Our clients are major firms across a multitude of industries that include: banking and capital markets; chemicals and industrials; consumer products; energy and utilities;

financial services; health care; insurance; life sciences; manufacturing; media; mining, metals, and materials; oil and gas; real estate; retail; sports; telecommunications; and transportation.

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

        Access to Leading Academic and Industry Experts.    To enhance the expertise we provide to our clients and the depth and breadth of our insights, we maintain close working relationships with a select group of non-employee experts. Depending on client needs, we use non-employee experts for their specialized expertise, assistance in conceptual problem-solving, and expert witness testimony. We work regularly with renowned professors at such institutions as Cornell University, Georgetown University, Harvard University, the Massachusetts Institute of Technology, Northwestern University, Texas A&M University, the University of California at Berkeley, the University of California at Los Angeles, the University of Toronto, and other leading universities. These experts also generate business for us and provide us access to other leading academic and industry experts. By establishing affiliations with these prestigious experts, we further enhance our reputation as a leading source of sophisticated economic and financial analysis.

Services

        We offer services in two broad areas: litigation, regulatory, and financial consulting and management consulting. Together, these two service areas comprised approximately 98% of our consolidated revenues for fiscal 2012, and approximately 2% of our consolidated revenues came from our NeuCo subsidiary.

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

        The following is a summary of the areas of functional expertise that we offer in litigation, regulatory, and financial consulting engagements. We provide services, such as economic expertise, analyses, and expert testimony, in these areas:

Areas of Functional Expertise	Description of Area of Service
Damages	Disputes involving lost profits, breach of contract, purchase price, valuation, business interruption, product liability, and fraud, among other damages claims. Calculating damages, provide expert testimony, and critique opposing experts' damages analyses in matters involving disputes in antitrust; intellectual property; securities and other financial market issues; insolvency; property values; contract; employment discrimination; product liability; environmental contamination; and purchase price. Support clients with broader corporate valuation services, provide pre-trial evaluations of damages claims and methodologies, and evaluate proposed settlements in class action and other cases.
Financial Accounting & Valuation	Commercial and shareholder disputes; corporate finance damages advisory; corporate investigations; due diligence; financial accounting; valuation and litigation support and expert testimony, including both liability and damages.
Financial Economics	Matters pertaining to financial markets, including regulatory analyses and litigation support for financial institutions in areas of fair lending compliance, credit risk, credit scoring, consumer and mortgage lending, housing markets, international mortgage markets, and securitization. Analyses of valuations and estimates of damages associated with breaches of contract, national laws, and international treaties and the effects of market rules, processes, and contracts on prices and competition.
Financial Markets	Application of financial economics and accounting to complex litigation and business problems in such areas as securities litigation; securities markets and financial institutions; valuation and damages; and other financial litigation.
Forensic Services	Complex accounting issues, significant quantum of loss calculations, economic and financial crime, fraud, corruption, bribery, and other issues that threaten the integrity or reputation of organizations.
Global Antitrust & Competition Economics	Antitrust litigation, including economic analysis of the competitive effects of alleged collusion and cartels, monopolization, abuse of dominance, monopsony, and vertical restrictions.
Insurance Economics	Matters pertaining to advising insurers, regulators, and legislators in management, insurance products, and litigation and regulation.
Intellectual Property	Matters pertaining to all types of intellectual property assets including valuation, litigation, transaction and strategic advisory services, patents, trade secrets, copyrights, and trademarks as well as economic damages in intellectual property litigation, valuations of intellectual property assets for strategic and regulatory purposes, and transactional advisory services for licensing and other intellectual property-rich transactions.
International Arbitration	International arbitration cases brought under bilateral investment treaties and arbitration clauses in contracts between firms. Assessing causation and quantifying damages using sophisticated modeling and analytical techniques and presenting findings to arbitration authorities.

Areas of Functional Expertise	Description of Area of Service
Labor & Employment	All facets of employment litigation including equal employment opportunity claims under Title VII, the Age Discrimination in Employment Act (ADEA), the Equal Pay Act (EPA), and the Americans with Disabilities Act (ADA). Providing expert witness and litigation support services, conducting proactive analyses of employment and contracting practices, monitoring consent decrees and settlement agreements, designing information systems to track relevant employment data, and analyzing liability and assessing damages under the Fair Labor Standards Act (FLSA), California overtime laws, and state-specific wage and hour laws.
Mergers & Acquisitions	Assisting clients in obtaining domestic and foreign regulatory approvals in proceedings before government agencies, such as the U.S. Federal Trade Commission, the U.S. Department of Justice, the Merger Task Force at the European Commission, and the Canadian Competition Bureau. Analyses include simulating the effects of mergers on prices, estimating demand elasticities, designing and administering customer and consumer surveys, and studying possible acquisition-related synergies.
Public Policy & Regulatory Economics	Regulatory proceedings and assisting clients in understanding and mitigating regulatory risks and exposures, preparing policy studies that help develop the basis for sound regulatory policy, drafting regulatory filings, and advising on regulations pertaining to environmental protection, employment, and health and safety.
Transfer Pricing	All phases of the tax cycle, including planning, documentation, and tax valuation. Also includes audit defense and support in advanced pricing agreements, alternative dispute resolution, or litigation in proceedings involving the Internal Revenue Service, the Tax Division of the U.S. Department of Justice, state and municipal tax authorities, and foreign tax authorities.

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

        The following is a summary of the areas of functional expertise that we offer in management consulting.

Areas of Functional Expertise	Description of Area of Service
Auctions & Competitive Bidding	Provide auction and market design, implementation, and monitoring services, as well as bidding support services, for businesses, industry organizations, and governments in various industries around the world, including commodities, energy and utilities, telecommunications, transportation, natural resources, and other industries.

Areas of Functional Expertise	Description of Area of Service
Corporate & Business Strategy	Advise on business strategy, corporate revitalizations, and organizational effectiveness by bringing new ways of thinking to companies and new ways of working to develop better strategies over time and identify the highest-value opportunities that address critical challenges and transform business. Advise chief executive officers and executive management teams on corporate and business unit strategy, market analysis, portfolio management, pricing strategy, and product positioning. Areas of expertise include strategy, execution, organic growth, growth through acquisition, productivity, risk management, leadership and organization, and managing for value.
Enterprise Risk Management	Advise large financial institutions and corporations in areas of governance and strategy; process; analytics; and technology related to risk management.
Environmental Strategy	Advise companies on the following: corporate strategy to address risks and uncertainties surrounding environmental policy developments; business models that adapt to future environmental policy; investment decision-making processes that account for environmental policy uncertainty; environmental strategic compliance options with regulations/legislation; emissions trading planning surrounding cap-and-trade policies; and identification of business opportunities that could relate to environmental trends.
Intellectual Property & Technology Management	Advise top management, investors, and boards on technology strategy and planning, research and development management, commercialization, technology market evaluation, intellectual property management, and portfolio and resource management.
Organization & Performance Improvement	Advise corporate clients in areas of revenue growth drivers; operating margin drivers; asset efficiency drivers; key enablers; and performance management and metrics.
Transaction Advisory Services	Advise business leaders, including buyers and sellers, in the areas of due diligence; mergers and acquisitions; private equity; and valuation.

Industry Expertise

        We believe our ability to combine expertise in advanced economic and financial methods with in-depth knowledge of particular industries is one of our key competitive strengths. By maintaining expertise in certain industries, we provide clients practical advice tailored to their specific markets. This industry expertise, which we developed over decades of providing sophisticated consulting services to a diverse group of clients in many industries, differentiates us from many of our competitors. We believe that we have developed a strong reputation and substantial name recognition within specific industries, which has led to repeat business and new engagements from clients in those markets. While we provide services to clients in a wide variety of industries, we have particular expertise in the following industries:

  •
  Banking & Capital Markets

  •
  Chemicals & Industrials

  •
  Consumer Products

  •
  Energy & Utilities

  •
  Financial Services

  •
  Health Care

  •
  Insurance

  •
  Life Sciences

  •
  Manufacturing

  •
  Media

  •
  Mining, Metals, & Materials

  •
  Oil & Gas

  •
  Real Estate

  •
  Retail

  •
  Sports

  •
  Telecommunications

  •
  Transportation

Clients

        We have completed thousands of engagements for clients around the world, including domestic and foreign corporations; federal, state, and local domestic government agencies; governments of foreign countries; public and private utilities; accounting firms; and national and international trade associations. Frequently, we work with major law firms who approach us on behalf of their clients. While we have particular expertise in a number of industries, we provide services to a diverse group of clients in a broad range of industries. No single client accounted for more than 5% of our revenues in fiscal 2012, fiscal 2011, the five-week transition period ended January 1, 2011, or fiscal 2010. Our policy is to keep the identities of our clients confidential unless our work for the client is already publicly disclosed. Revenues outside of the U.S. accounted for approximately 23%, 26%, 24%, and 27% of our total revenues in fiscal 2012, fiscal 2011, the five-week transition period ended January 1, 2011, and fiscal 2010, respectively. See Note 13 of our Notes to Consolidated Financial Statements for a breakdown of our revenue by country.

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

        During fiscal 2010, NeuCo acquired $0.9 million of its outstanding shares. As a result of this transaction, our ownership interest in NeuCo increased from 49.15% to 55.89%. Our ownership interest constitutes control under GAAP; therefore, NeuCo's financial results have been consolidated with ours and the portion of NeuCo's results allocable to its other owners is shown as "noncontrolling interest."

        NeuCo's revenues included in our consolidated statements of operations for fiscal 2012, fiscal 2011, the five-week transition period ended January 1, 2011, and fiscal 2010 totaled approximately $5.5 million, $6.2 million, $0.4 million, and $6.4 million, respectively. NeuCo's net income included in our consolidated statements of operations for fiscal 2012 and fiscal 2011 was approximately $0.3 million and $0.2 million, respectively. NeuCo's net loss included in our consolidated statements of operations for the five-week transition period ended January 1, 2011, and fiscal 2010 totaled approximately

$0.1 million and $1.3 million, respectively. NeuCo's net income, net of amounts allocable to its other owners, included in our consolidated statements of operations for fiscal 2012 and fiscal 2011 was approximately $0.2 million and $0.1 million, respectively. NeuCo's net loss, net of amounts allocable to its other owners, included in our consolidated statements of operations for the five-week transition period ended January 1, 2011 and fiscal 2010 totaled approximately $39,000 and $0.7 million, respectively.

Human Capital

        On December 29, 2012, we had 625 employees, including 464 employee consultants, comprising 109 executive vice presidents or vice presidents, 222 other senior employee consultants (either principals, associate principals, senior associates, or consulting associates) and 133 junior consultants (either associates or analysts), as well as 161 administrative staff members. Executive vice presidents, vice presidents, and principals generally work closely with clients, supervise junior consultants, provide expert testimony on occasion, and seek to generate business for CRA. Principals, associate principals, senior associates, and consulting associates typically serve as project managers and handle complex research or business problem solving assignments. Consulting associates, associates, and analysts gather and analyze data, complete marketplace and academic literature research, and may perform statistical programming.

        We derive most of our revenues directly from the services provided by our employee consultants. Our employee consultants were responsible for securing engagements that accounted for approximately 84%, 84%, 90%, and 85% of our total revenues in fiscal 2012, fiscal 2011, the five-week transition period ended January 1, 2011, and fiscal 2010, respectively. Our top five employee consultants generated approximately 18%, 14%, 15%, and 13% of our total revenues in fiscal 2012, fiscal 2011, the five-week transition period ended January 1, 2011, and fiscal 2010, respectively. Our employee consultants have backgrounds in many disciplines, including economics, business, corporate finance, accounting, materials sciences, and engineering. Approximately 76% of our senior employee consultants, consisting of vice presidents, principals, associate principals, senior associates, and consulting associates, have either a doctorate, master of business administration ("MBA"), or another advanced degree in addition to substantial management, technical, or industry expertise. Of our total senior employee consulting staff of 331 as of December 29, 2012, approximately 110 have doctorates, and approximately 140 have MBAs or other relevant advanced degrees. We believe our financial results and reputation are directly related to the number and quality of our employee consultants.

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

        We maintain a discretionary bonus program through which we grant performance-based bonuses to our officers and other employees. In fiscal 2007, our shareholders approved a performance-based cash incentive plan for executive officers designed to preserve the deductibility of compensation paid to executive officers that would otherwise not be deductible under Section 162(m) of the Internal Revenue Code. On February 28, 2012, our Board of Directors amended this plan to extend its effective date until the annual meeting of our shareholders held in 2017 (or any special meeting in lieu thereof). In addition, during fiscal 2009, we implemented a long-term incentive program for certain key employees. Under this program, participants may receive a mixture of stock options, time-vesting restricted stock units, and performance-vesting restricted stock units. The program is designed to reward key employees and provide participants the opportunity to share in the long-term growth of our business. The Compensation Committee of our Board of Directors is responsible for approving equity compensation grants, approving the total bonuses to be distributed, establishing performance-based goals under these programs and plans each year, and determining the performance-based compensation earned each year by our executive officers under our cash incentive plan, with respect to which they can apply negative discretion. Our chief executive officer, in his discretion and in consultation with the Compensation Committee of our Board of Directors, approves the bonuses to be granted to our other employees, based on recommendations of the various leaders supervising the employees' work.

        In addition, we work closely with a select group of non-employee experts from leading universities and industry. These experts supplement the work of our employee consultants and generate business for us. In fiscal 2012, fiscal 2011, the five-week transition period ended January 1, 2011, and fiscal 2010, five of our exclusive non-employee experts were responsible for securing engagements that accounted for approximately 9%, 8%, 7%, and 10%, respectively, of our revenues in those periods. We believe these experts choose to work with us because of the interesting and challenging nature of our work, the opportunity to work with our quality-oriented consultants, and the financially rewarding nature of the work. Several non-employee experts, generally comprising the more active of those with whom we work, have entered into restrictive covenant contracts with us of varying lengths, which, in some cases, include non-competition agreements.

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

We depend upon key employees to generate revenue

        Our business consists primarily of the delivery of professional services, and, accordingly, our success depends heavily on the efforts, abilities, business generation capabilities, and project execution capabilities of our employee consultants. In particular, our employee consultants' personal relationships with our clients are a critical element in obtaining and maintaining client engagements. If we lose the services of any employee consultant or group of employee consultants, or if our employee consultants fail to generate business or otherwise fail to perform effectively, that loss or failure could adversely affect our revenues and results of operations. Our employee consultants generated engagements that accounted for approximately 84%, 84%, 90%, and 85% of our revenues in fiscal 2012, fiscal 2011, the five-week transition period ended January 1, 2011, and fiscal 2010, respectively. Our top five employee consultants generated approximately 18%, 14%, 15%, and 13% of our revenues in fiscal 2012, fiscal 2011, the five-week transition period ended January 1, 2011, and fiscal 2010, respectively.

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

Deterioration of global economic conditions, global market and credit conditions, and regulatory and legislative changes affecting our clients, practice areas, or competitors could have an impact on our business

        Overall global economic conditions and global market and credit conditions in the industries we service can negatively impact the market for our services. These factors outside of our control and include the availability of credit, the costs and terms of borrowing, merger and acquisition activity, and general economic factors and business conditions.

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

Our business could suffer if we are unable to hire and retain additional qualified consultants as employees

        Our business continually requires us to hire highly qualified, highly educated consultants as employees. Our failure to recruit and retain a significant number of qualified employee consultants could limit our ability to accept or complete engagements and adversely affect our revenues and results of operations. Relatively few potential employees meet our hiring criteria, and we face significant competition for these employees from our direct competitors, academic institutions, government agencies, research firms, investment banking firms, and other enterprises. Many of these competing employers are able to offer potential employees greater compensation and benefits or more attractive lifestyle choices, career paths, or geographic locations than we can. Competition for these employee consultants has increased our labor costs, and a continuation of this trend could adversely affect our margins and results of operations.

Our performance could be affected if employees and non-employee experts default on loans

        We utilize forgivable loans and term loans with some of our employees and non-employee experts, other than our executive officers, as a way to attract and retain them. A portion of the term loans are collateralized. Defaults under these loans could have a material adverse effect on our consolidated statements of operations, financial condition and liquidity.

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

We depend on our non-employee experts

        We depend on our relationships with our exclusive non-employee experts. In fiscal 2012, fiscal 2011, the five-week transition period ended January 1, 2011, and fiscal 2010, five of our top exclusive non-employee experts generated engagements that accounted for approximately 9%, 8%, 7%, and 10% of our revenues in those periods, respectively. We believe that these experts are highly regarded in their fields and that each offers a combination of knowledge, experience, and expertise that would be very difficult to replace. We also believe that we have been able to secure some engagements and attract consultants in part because we can offer the services of these experts. Most of these experts can limit their relationships with us at any time for any reason. These reasons could include affiliations with universities with policies that prohibit accepting specified engagements, termination of exclusive relationships, the pursuit of other interests, and retirement.

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

We derive our revenues from a limited number of large engagements

        We derive a portion of our revenues from a limited number of large engagements. If we do not obtain a significant number of new large engagements each year, our business, financial condition, and results of operations could suffer. Our 10 largest engagements accounted for approximately 11%, 14%, 22%, and 13% of our revenues in fiscal 2012, fiscal 2011, the five-week transition period ended January 1, 2011, and fiscal 2010, respectively. Our top 10 clients accounted for approximately 18%, 23%, 25%, and 16% of our revenues in fiscal 2012, fiscal 2011, the five-week transition period ended January 1, 2011, and fiscal 2010, respectively. In general, the volume of work we perform for any particular client varies from year to year, and due to the specific engagement nature of our practice, a major client in one year may not hire us in the following year.

Acquisitions may disrupt our operations or adversely affect our results

        We regularly evaluate opportunities to acquire other businesses. The expenses we incur evaluating and pursuing acquisitions could adversely affect our results of operations. If we acquire a business, we may be unable to manage it profitably or successfully integrate its operations with our own. Moreover, we may be unable to realize the financial, operational, and other benefits we anticipate from these acquisitions or any other acquisition. Many potential acquisition targets do not meet our criteria, and, for those that do, we face significant competition for these acquisitions from our direct competitors, private equity funds, and other enterprises. Competition for future acquisition opportunities in our markets could increase the price we pay for businesses we acquire and could reduce the number of potential acquisition targets. Further, acquisitions may involve a number of special financial and business risks, such as:

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

Our clients may be unable or unwilling to pay us for our services

        Our clients include some companies that may from time to time encounter financial difficulties, particularly during a downward trend in the economy or may dispute the services we provide. If a client's financial difficulties become severe or a dispute arises, the client may be unwilling or unable to pay our invoices in the ordinary course of business, which could adversely affect collections of both our accounts receivable and unbilled services. On occasion, some of our clients have entered bankruptcy, which has prevented us from collecting amounts owed to us. The bankruptcy of a client with a substantial accounts receivable could have a material adverse effect on our financial condition and results of operations. Historically, a small number of clients who have paid sizable invoices have later declared bankruptcy, and a court determination that we were not properly entitled to any of those payments may require repayment of some or all of them, which could adversely affect our financial condition and results of operations.

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

        Because we generate a majority of our revenues from consulting services that we provide on an hourly fee basis, our revenues in any period are directly related to the number of our employee consultants, their billing rates, and the number of billable hours they work in that period. We have a limited ability to increase any of these factors in the short term. Accordingly, if we underutilize our consultants during one part of a fiscal period, we may be unable to compensate by augmenting revenues during another part of that period. In addition, we are occasionally unable to utilize fully any additional consultants that we hire, particularly in the quarter in which we hire them. Moreover, a significant majority of our operating expenses, primarily office rent and salaries, are fixed in the short term. As a result, any failure of our revenues to meet our projections in any quarter could have a disproportionate adverse effect on our net income. For these reasons, we believe our historical results of operations are not necessarily indicative of our future performance.

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

  •
  potentially adverse tax consequences, such as trapped foreign losses or changes in statutory tax rates;

  •
  the impact of differences in the governmental, legal and regulatory environment in foreign jurisdictions, as well as U.S. laws and regulations related to our foreign operations;

  •
  less stable political and economic environments; and

  •
  civil disturbances or other catastrophic events that reduce business activity.

        We conducted a portion of our business in the Middle East. At times, turmoil in the region has interrupted our business operations in that region. In the third quarter of fiscal 2012, we closed our Middle East operations.

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

We may need to take material write-offs for the impairment of goodwill and other intangible assets, including if our market capitalization declines

        As further described in Note 1 of our Notes to Consolidated Financial Statements, goodwill and intangible assets with indefinite lives are monitored annually for impairment, or more frequently, if events or circumstances exist that would more likely than not reduce our fair value below our carrying amount. In performing the first step of the goodwill impairment testing and measurement process, we compare our entity-wide estimated fair value to net book value to identify potential impairment. We estimate the entity-wide fair value utilizing our market capitalization, plus an appropriate control premium. We have utilized a control premium that considers appropriate industry, market and other pertinent factors, including indications of such premiums from data on recent acquisition transactions. If we determine through the impairment evaluation process that goodwill has been impaired, we would record the impairment charge in our consolidated statements of operations.

        Late in the second quarter of fiscal 2012, our stock price experienced a decline. In the third quarter of fiscal 2012, our stock price improved but remained below the price levels experienced in fiscal 2011 and the first five months of fiscal 2012. We did not record any impairment losses related to goodwill or intangible assets during the fiscal year to date period ended September 29, 2012 as the stock price decline was not deemed to be more than temporary, there were no other events or circumstances that would more likely than not reduce our fair value below our carrying amount, and our management felt that an increase in the stock price was a reasonable expectation. However, the depressed stock price levels persisted into the fourth quarter of 2012 and through the date of our annual impairment test performed in the fourth quarter of fiscal 2012. When we performed our annual impairment test in the fourth quarter of fiscal 2012, our net book value exceeded our market capitalization plus an estimated control premium. Therefore, we were required to perform the second step of the goodwill impairment test. In this step, our fair value, as determined in the first step of the test, is allocated among all of our assets and liabilities, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if we were being acquired in a business acquisition. If the implied fair value of goodwill is less than the recorded goodwill, an impairment charge is recorded for the difference. During the process of conducting the second step of the annual goodwill impairment test in the fourth quarter of fiscal 2012, we identified significant unrecognized intangible assets. The combination of these hypothetical unrecognized intangible assets and other hypothetical unrecognized fair value changes to the carrying values of other assets and liabilities, together with the lower fair value calculated in the first step of the annual impairment test, resulted in a non-cash goodwill impairment charge of $71.4 million in the fourth quarter of fiscal 2012.

        In the future, if our market capitalization plus an estimated control premium is below our net book value for a period we consider to be other-than-temporary, we may be required to record an impairment of goodwill either as a result of our annual assessment performed in the fourth quarter of each year or in a future quarter if events or circumstances exist that would more likely than not reduce the fair value of the reporting unit below its carrying amount. A non-cash goodwill impairment charge would have the affect of decreasing our earnings in such period. If we are required to take a substantial impairment charge, our operating results would be materially adversely affected in such period, though such a charge would have no impact on cash flows or working capital.

Fluctuations in the types of service contracts we enter into may adversely impact revenue and results of operations

        We derive a portion of our revenues from fixed-price contracts. We derived approximately 15%, 22%, 26%, and 21% of revenues from fixed-price engagements in fiscal 2012, fiscal 2011, the five-week transition period ended January 1, 2011, and fiscal 2010, respectively. These contracts are more common in our management consulting area, and would likely grow in number with expansion of that area. Fluctuations in the mix between time-and-material contracts, fixed-price contracts and arrangements with fees tied to performance-based criteria, may result in fluctuations of revenue and results of operations. In addition, if we fail to estimate accurately the resources required for a fixed-price project or fail to satisfy our contractual obligations in a manner consistent with the project budget, we might generate a smaller profit or incur a loss on the project. On occasion, we have had to commit unanticipated additional resources to complete projects, and we may have to take similar action in the future, which could adversely affect our revenues and results of operations.

The market price of our common stock may be volatile

        The market price of our common stock has fluctuated widely and may continue to do so. For example, from January 1, 2012, to December 29, 2012, the trading price of our common stock ranged from a high of $27.93 per share to a low of $13.41 per share. Many factors could cause the market price of our common stock to rise and fall. Some of these factors are:

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

Item 1B—Unresolved Staff Comments

        Not applicable.

Item 2—Properties

        In the aggregate, as of December 29, 2012, we leased approximately 312,906 square feet of office space in locations around the world, including approximately 8,965 square feet that is leased by NeuCo. We have subleased to other companies approximately 65,066 square feet of our leased office space.

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

Fiscal Year Ended December 31, 2011	High	Low
January 2, 2011 to April 2, 2011	$29.67	$22.23
April 3, 2011 to July 2, 2011	$29.80	$24.02
July 3, 2011 to October 1, 2011	$29.80	$19.47
October 2, 2011 to December 31, 2011	$24.02	$16.42
Fiscal Year Ended December 29, 2012	High	Low
January 1, 2012 to March 31, 2012	$27.93	$19.42
April 1, 2012 to June 30, 2012	$25.48	$13.83
July 1, 2012 to September 29, 2012	$18.08	$13.41
September 30, 2012 to December 29, 2012	$19.31	$15.73

        Shareholders.    We had approximately 132 holders of record of our common stock as of March 1, 2013. This number does not include shareholders for whom shares were held in a "nominee" or "street" name.

        Dividends.    We have not paid any cash dividends in the past and we do not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of our bank line of credit place restrictions on our ability to pay cash dividends on our common stock.

        Repurchases of Equity Securities.    The following table provides information about our repurchases of shares of our common stock during the quarter ended December 29, 2012. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the quarter into three periods of four weeks, four weeks and five weeks to coincide with our reporting periods during the fourth quarter of fiscal 2012.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
September 30, 2012 to October 27, 2012	—		—		—	$3,639,978
October 28, 2012 to November 24, 2012	36,809 shares	(1)	$16.81 per share	(1)	—	$3,639,978
November 25, 2012 to December 29, 2012	—		—		—	$3,639,978

(1)
During the four weeks ended November 24, 2012, we accepted pursuant to the terms of our 2006 equity incentive plan 36,809 shares of our common stock as tax withholding from certain of our employees, in connection with the vesting of shares of restricted stock that occurred during the indicated period, at an average price per share of $16.81.

(2)
On August 30, 2011, we announced that our Board of Directors approved a share repurchase program of up to $7.5 million of our common stock. On February 22, 2012 and August 10, 2012, our Board of Directors authorized the repurchase of up to an additional $4.45 million and $5.0 million, respectively, of our common stock under this program. During the fourth quarter of fiscal 2012, we did not purchase any shares under this program. We expect to continue to repurchase shares under this program.

        Shareholder Return Performance Graph.    The graph below compares the cumulative 5-year total return of holders of our common stock with the cumulative total returns of the NASDAQ Composite index, and a customized peer group of four companies that includes: Duff & Phelps Corp., FTI Consulting Inc, Huron Consulting Group Inc., and Navigant Consulting Inc. In our annual reports on Form 10-K for our fiscal years 2004 through 2010, the peer group also included LECG Corporation. LECG Corporation has been removed from the peer group as a result of its delisting during our fiscal 2011. Accordingly, LECG Corporation is not included in the peer index for all periods presented in the graph below. The inclusion of Duff & Phelps Corp. in the peer group begins with the date of its initial public offering on September 28, 2007. The graph tracks the performance of a $100 investment in our common stock, in the peer group, and in the index (with the reinvestment of all dividends) from November 24, 2007 to December 29, 2012. We paid no cash dividends during the period shown. The performance of the market index and the peer group indices is shown on a total return (dividends reinvested) basis.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among CRA International, Inc., the NASDAQ Composite Index, and a Peer Group

*
$100 invested on 11/24/07 in stock or 11/30/07 in index, including reinvestment of dividends. Index calculated on month-end basis.

	11/24/07	11/29/08	11/28/09	11/27/10	1/1/11	12/31/11	12/29/12
CRA International, Inc.	$100.00	$61.67	$51.58	$45.63	$50.01	$42.20	$39.99
NASDAQ Composite	100.00	56.47	78.42	91.70	96.75	98.05	110.14
Peer Group	100.00	92.45	69.48	55.00	59.77	69.02	57.50

        The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6—Selected Financial Data

        The following selected consolidated financial data for each of the fiscal years in the five-year period ended December 29, 2012, and as of the five weeks ended January 1, 2011, has been derived from our audited consolidated financial statements. The following selected consolidated financial data as of the five weeks ended January 2, 2010 has been derived from our unaudited consolidated financial statements.

	Fiscal Year Ended					Transition Period January 1, 2011 (5 weeks)
	December 29, 2012 (52 weeks)	December 31, 2011 (52 weeks)	November 27, 2010 (52 weeks)	November 28, 2009 (52 weeks)	November 29, 2008 (53 weeks)		January 2, 2010 (5 weeks)
	(audited)	(audited)	(audited)	(audited)	(audited)	(audited)	(unaudited)
Consolidated Statements of Operations Data(1):
Revenues	$270,390	$305,228	$287,424	$301,639	$376,751	$22,250	$20,360
Costs of services	182,381	199,383	197,140	199,861	251,263	16,400	15,009

Gross profit	88,009	105,845	90,284	101,778	125,488	5,850	5,351
Selling, general and administrative expenses	67,235	71,752	73,900	76,124	92,797	6,144	6,390
Depreciation and amortization	7,190	5,029	5,983	8,521	12,699	506	451
Goodwill impairment	71,394	—	—	—	—	—	—

Income (loss) from operations	(57,810)	29,064	10,401	17,133	19,992	(800)	(1,490)
Interest income	264	332	361	451	3,132	29	30
Interest expense	(300)	(908)	(3,356)	(4,381)	(5,252)	(147)	(396)
Gain (loss) on extinguishment of convertible debentures	—	—	(669)	(134)	448	—	—
Other income (expense), net	(177)	(405)	(504)	44	1,444	(28)	60

Income (loss) before (provision) benefit for income taxes and equity method investment loss, net of tax	(58,023)	28,083	6,233	13,113	19,764	(946)	(1,796)
(Provision) benefit for income taxes	5,180	(11,138)	(4,273)	(7,422)	(13,251)	288	1,232

Income (loss) before equity method investment loss, net of tax	(52,843)	16,945	1,960	5,691	6,513	(658)	(564)
Equity method investment loss, net of tax	—	—	—	—	(363)	—	—

Net income (loss)	(52,843)	16,945	1,960	5,691	6,150	(658)	(564)
Net (income) loss attributable to noncontrolling interest, net of tax	(147)	(94)	626	617	36	32	206

Net income (loss) attributable to CRA International, Inc.:	$(52,990)	$16,851	$2,586	$6,308	$6,186	$(626)	$(358)

Net income (loss) per share attributable to CRA International, Inc.(2):
Basic	$(5.21)	$1.60	$0.24	$0.59	$0.58	$(0.06)	$(0.03)

Diluted	$(5.21)	$1.57	$0.24	$0.59	$0.57	$(0.06)	$(0.03)

Weighted average number of shares outstanding(2):
Basic	10,167	10,555	10,643	10,608	10,610	10,567	10,639

Diluted	10,167	10,739	10,773	10,718	10,904	10,567	10,639

	December 29, 2012	December 31, 2011	November 27, 2010	November 28, 2009	November 29, 2008	January 1, 2011	January 2, 2010
	(audited)	(audited)	(audited)	(audited)	(audited)	(audited)	(unaudited)
Consolidated Balance Sheet Data(1):
Working capital	$102,467	$107,651	$99,353	$147,195	$143,097	$100,533	$144,972
Total assets	292,010	372,107	373,699	422,111	444,515	367,365	408,363
Total long-term debt	1,007	1,631	2,211	62,694	77,948	2,069	62,821
Total shareholders' equity	212,234	268,407	256,420	255,715	238,968	255,424	254,257

(1)
On June 9, 2009, we purchased substantially all of the assets of Marakon Associates, Inc. This acquisition was accounted for under the purchase accounting method, and the results of operations for this acquisition have been included in the accompanying statements of operations from the date of acquisition.

(2)
Basic net income (loss) per share represents net income (loss) divided by the weighted average shares of common stock outstanding during the period. Diluted net income per share represents net income divided by the weighted average shares of common stock and common stock equivalents outstanding during the period, if applicable. Weighted average shares used in diluted net income per share include common stock equivalents arising from stock options, unvested restricted stock, and shares underlying our debentures using the treasury stock method. All common stock equivalents were excluded in fiscal 2012 and the five weeks ended January 1, 2011 and January 2, 2010 because they were antidilutive due to the net loss.

Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are a worldwide leading economic, financial, and management consulting firm that applies advanced analytic techniques and in-depth industry knowledge to complex engagements for a broad range of clients.

        We derive revenues principally from professional services rendered by our employee consultants. In most instances, we charge clients on a time-and-materials basis and recognize revenues in the period when we provide our services. We charge consultants' time at hourly rates, which vary from consultant to consultant depending on a consultant's position, experience, expertise, and other factors. We derive a portion of our revenues from fixed-price contracts. Revenues from fixed-price engagements are recognized using a proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. We derived approximately 15%, 22%, 26%, and 21% of our revenues from fixed-price engagements in fiscal 2012, fiscal 2011, the five-week transition period ended January 1, 2011, and fiscal 2010, respectively. We generate substantially all of our professional services fees from the work of our own employee consultants and a portion from the work of our non-employee experts. Factors that affect our professional services revenues include the number and scope of client engagements, the number of consultants we employ, the consultants' billing rates, and the number of hours our consultants work. Revenues also include reimbursements, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses.

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

Change in Fiscal Year

        On December 17, 2010, our Board of Directors approved a change in our fiscal year end from the last Saturday in November to the Saturday nearest December 31 of each year. The fiscal year change was effective beginning with our 2011 fiscal year, which began January 2, 2011 and ended December 31, 2011. As a result of the change, we had a five-week transition period which began November 28, 2010 and ended January 1, 2011. The audited results of the five-week transition period are presented herein. The fiscal year change was not effective until after the completion of our 2010 fiscal year. The fiscal year 2010 comparative financial and other information reported in the financial statements herein continues to be presented based on our prior fiscal year end calendar. For comparative analysis purposes, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented herein compares the audited results for the five-week transition period ended January 1, 2011, to the unaudited results for the five-week comparative period ended January 2, 2010.

        Our fiscal years periodically contain 53 weeks rather than 52 weeks. Fiscal 2012, fiscal 2011, and fiscal 2010 were 52-week years.

Utilization and Seasonality

        We derive the majority of our revenues from the number of hours worked by our employee consultants. Our utilization of those employee consultants is one key indicator that we use to measure our operating performance. We calculate utilization by dividing the total hours worked by our employee consultants on engagements during the measurement period by the total number of hours that our employee consultants were available to work during that period. Utilization was 68% for fiscal 2012, 74% for fiscal 2011, and 67% for fiscal 2010. Utilization was 67% for the five weeks ended January 1, 2011 and 61% for the five weeks ended January 2, 2010. Select underperforming practice areas, including our Chemicals practice and Middle East operations, affected our overall performance in fiscal 2012. In connection with the restructuring plan we committed to in the third quarter of fiscal 2012, we eliminated our Chemicals practice, closed our Middle East operations and repositioned other select underperforming practice areas, amongst other actions. The decrease in utilization in fiscal 2012 compared to fiscal 2011 reflects this underperformance and these restructuring actions.

        We experience certain seasonal effects that impact our revenue. Concurrent vacations or holidays taken by a large number of consultants can adversely impact our revenue. For example, the third quarter typically experiences fewer billable hours as that is the summer vacation season for most of our offices. Also, historically we have experienced fewer billable hours in our fiscal quarter that includes the holiday season, which was the fourth quarter in each of fiscal 2012 and fiscal 2011 and the first quarter for fiscal 2010. The five-week transition period ended January 1, 2011 also included the holiday season.

International Operations

        Revenues outside of the U.S. accounted for approximately 23%, 26%, 24%, and 27% of our total revenues in fiscal 2012, fiscal 2011, the five-week transition period ended January 1, 2011, and fiscal 2010, respectively. Revenue by country is detailed in Note 13 to our Notes to Consolidated Financial Statements.

Noncontrolling Interest

        During fiscal 2010, NeuCo acquired $0.9 million of its outstanding shares. As a result of this transaction, our ownership interest in NeuCo increased from 49.15% to 55.89%. Our ownership interest constitutes control under GAAP; therefore, NeuCo's financial results have been consolidated with ours and the portion of NeuCo's results allocable to its other owners is shown as "noncontrolling interest."

        NeuCo's revenues included in our consolidated statements of operations for fiscal 2012, fiscal 2011, the five-week transition period ended January 1, 2011, and fiscal 2010 totaled approximately $5.5 million, $6.2 million, $0.4 million, and $6.4 million, respectively. NeuCo's net income included in our consolidated statements of operations for fiscal 2012 and fiscal 2011 was approximately $0.3 million and $0.2 million, respectively. NeuCo's net loss included in our consolidated statements of operations for the five-week transition period ended January 1, 2011 and fiscal 2010 totaled approximately $0.1 million and $1.3 million, respectively. NeuCo's net income, net of amounts allocable to its other owners, included in our consolidated statements of operations for fiscal 2012 and fiscal 2011 was approximately $0.2 million and $0.1 million, respectively. NeuCo's net loss, net of amounts allocable to its other owners, included in our consolidated statements of operations for the five-week transition period ended January 1, 2011 and fiscal 2010 totaled approximately $39,000 and $0.7 million, respectively.

Critical Accounting Policies

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosure of contingent assets and liabilities. Estimates in these consolidated financial statements include, but are not limited to, accounts and unbilled receivable allowances, revenue recognition on fixed price contracts, depreciation of property and equipment, share-based compensation, valuation of acquired intangible assets, impairment of long lived assets, goodwill, accrued and deferred income taxes, valuation allowances on deferred tax assets, accrued compensation, accrued exit costs, and other accrued expenses. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances.

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

        Revenues from a majority of our fixed-price engagements are recognized on a proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. We derived approximately 15%, 22%, 26%, and 21% of revenues from fixed-price engagements in fiscal 2012, fiscal 2011, the five-week transition period ended January 1, 2011, and fiscal 2010, respectively. Project costs are based on the direct salary of the consultants on the engagement plus all direct expenses incurred to complete the engagement. The proportional performance method is used since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and terms set forth in the contract, and are indicative of the level of benefit provided to our clients. Fixed-price contracts generally convert to time-and-materials contracts in the event the contract terminates. Our management maintains contact with project managers to discuss the status of the projects and, for fixed-price engagements, management is updated on the budgeted costs and resources required to complete the project. These budgets are then used to calculate revenue recognition and to estimate the anticipated income or loss on the project. In the past, we have occasionally been required to commit unanticipated additional resources to complete projects, which has resulted in lower than anticipated income or losses on those contracts. We may experience similar situations in the future. Provisions for estimated losses on contracts are made during the period in which such losses become probable and can be reasonably estimated. To date, such losses have not been significant.

        Revenues also include reimbursements, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. Reimbursable expenses are as follows (in thousands):

	Fiscal Year Ended	Fiscal Year Ended	Transition Period	Fiscal Year Ended
	December 29, 2012 (52 weeks)	December 31, 2011 (52 weeks)	January 1, 2011 (5 weeks)	November 27, 2010 (52 weeks)
Reimbursable expenses	$33,530	$39,722	$2,936	$37,585

        Our normal payment terms are 30 days from invoice date. For fiscal 2012, fiscal 2011, the five-week transition period ended January 1, 2011, and fiscal 2010, our average days sales outstanding

(DSOs) at the end of the period were 98 days, 96 days, 93 days, and 101 days, respectively. We calculate DSOs by dividing the sum of our accounts receivable and unbilled services balance, net of deferred revenue, at the end of the period by average daily revenues. Average daily revenues are calculated by dividing period revenues by the number of days in the period. Our project managers and finance personnel monitor payments from our clients and assess any collection issues. We maintain accounts receivable allowances for estimated losses resulting from disputed amounts or the inability of our clients to make required payments. We base our estimates on our historical collection experience, current trends, and credit policy. In determining these estimates, we examine historical write-offs of our receivables and review client accounts to identify any specific customer collection issues. If the financial condition of our customers were to deteriorate or disputes were to arise regarding the services provided, resulting in an impairment of their ability or intent to make payment, additional allowances may be required. A failure to estimate accurately the accounts receivable allowances and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition, and results of operations. As of December 29, 2012 and December 31, 2011, $9.5 million, and $6.5 million were provided for accounts receivable allowances, respectively.

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

        Valuation of Goodwill and Other Intangible Assets.    We account for our acquisitions under the purchase method of accounting. Goodwill represents the purchase price of acquired businesses in excess of the fair market value of net assets acquired. Intangible assets consist of non-competition agreements, customer relationships, customer lists, developed technology, and trademarks, which are generally amortized on a straight-line basis over their estimated remaining useful lives (four to ten years).

        In accordance with Accounting Standards Codification ("ASC") Topic 350, "Intangibles—Goodwill and Other" ("ASC Topic 350"), goodwill and intangible assets with indefinite lives are not subject to amortization, but are monitored annually for impairment, or more frequently, as necessary, if events or circumstances exist that would more likely than not reduce the fair value of the reporting unit below its carrying amount. For our goodwill impairment analysis, we operate under one reporting unit.

        Under ASC Topic 350, in performing the first step of the goodwill impairment testing and measurement process, we compare our entity-wide estimated fair value to net book value to identify potential impairment. We estimate the entity-wide fair value utilizing our market capitalization, plus an appropriate control premium. Market capitalization is determined by multiplying the shares outstanding on the test date by the market price of our common stock on that date. We have utilized a control premium which considers appropriate industry, market and other pertinent factors, including indications of such premiums from data on recent acquisition transactions. If our fair value is less than our net book value, the second step is performed to determine if goodwill is impaired. If we determine through the impairment evaluation process that goodwill has been impaired, we would record the impairment charge in our consolidated statement of operations.

        Late in the second quarter of fiscal 2012, our stock price experienced a decline. In the third quarter of fiscal 2012, our stock price improved but remained below the price levels experienced in fiscal 2011 and the first five months of fiscal 2012. We did not record any impairment losses related to goodwill or intangible assets during the fiscal year to date period ended September 29, 2012 as the stock price decline was not deemed to be more than temporary, there were no other events or circumstances that would more likely than not reduce our fair value below our carrying amount, and our management felt that an increase in the stock price was a reasonable expectation. However, the depressed stock price levels persisted into the fourth quarter of 2012 and through the date of our annual impairment test performed in the fourth quarter fiscal 2012. When we performed our annual impairment test, our book value exceeded our market capitalization plus an estimated control premium. Therefore, we were required to perform the second step of the goodwill impairment test. In this step, our fair value, as determined in the first step of the test, is allocated among all of our assets and, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if we were being acquired in a business acquisition. If the implied fair value of goodwill is less than the recorded goodwill, an impairment charge is recorded for the difference. During the process of conducting the second step of the annual goodwill impairment test in the fourth quarter of fiscal 2012, we identified significant unrecognized intangible assets. The combination of these hypothetical unrecognized intangible assets and other hypothetical unrecognized fair value changes to the carrying values of other assets and liabilities, together with the lower fair value calculated in the first step of the annual impairment test, resulted in a non-cash goodwill impairment charge of $71.4 million in the fourth quarter of fiscal 2012.

        The re-measurement of goodwill is classified as a Level 3 fair value assessment due to the significance of unobservable inputs developed using our specific information. We used a combination of the income, cost and market approach techniques to determine the fair value of our assets and liabilities. The fair value adjustment to goodwill was computed as the difference between our fair value and the fair value of underlying assets and liabilities. The unobservable inputs used to determine the fair value of the underlying assets and liabilities were based on our specific information such as estimates of revenue and cost growth rates, profit margins, discount rates, and cost estimates.

        In the future, if our market capitalization plus an estimated control premium is below our net book value for a period we consider to be other-than-temporary, we may be required to record an impairment of goodwill either as a result of our annual assessment performed in the fourth quarter of each fiscal year or in a future quarter if events or circumstances exist that would more likely than not reduce the fair value of the reporting unit below its carrying amount. A non-cash goodwill impairment charge would have the affect of decreasing our earnings in such period. If we are required to take a substantial impairment charge, our operating results would be materially adversely affected in such period, though such a charge would have no impact on cash flows or working capital.

        The net amount of goodwill was approximately $70.8 million as of December 29, 2012. The goodwill amount for acquisitions is initially recorded based upon a preliminary estimated purchase price allocation and is subject to change. Any preliminary purchase price allocation is based upon our estimate of fair value, and is finalized as we receive other information relevant to the acquisition.

        We assess the impairment of amortizable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include the following:

  •
  a significant underperformance relative to expected historical or projected future operating results;

  •
  a significant change in the manner of our use of the acquired asset or the strategy for our overall business; and

  •
  a significant negative industry or economic trend.

        If we were to determine that an impairment evaluation is required, we would review the expected future undiscounted cash flows to be generated by the assets. If we determine that the carrying value of intangible assets may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. The net amount of intangible assets was approximately $1.8 million as of December 29, 2012.

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

        Our financial statements contain certain deferred tax assets and liabilities that result from temporary differences between book and tax accounting, as well as net operating loss carryforwards. ASC Topic 740, "Income Taxes," ("ASC Topic 740") requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The decision to record a valuation allowance requires varying degrees of judgment based upon the nature of the item giving rise to the deferred tax asset. As a result of operating losses incurred in certain of our foreign subsidiaries, and uncertainty as to the extent and timing of profitability in future periods, we recorded valuation allowances in fiscal 2012, the five-week transition period ended January 1, 2011 and fiscal 2010 in these foreign subsidiaries based on the facts and circumstances affecting each subsidiary. Had we not recorded these allowances of approximately $2.3 million, $0.1 million, and $2.2 million in fiscal 2012, the transition period, and fiscal 2010, respectively, we would have reported a lower tax provision or a higher tax benefit, and a more favorable effective tax rate, than that recognized in our statements of operations in fiscal 2012, the transition period, and fiscal 2010, respectively. If the realization of deferred tax assets is considered more likely than not, the corresponding release of the valuation allowance would increase net income in the period such determination was made. In fiscal 2011, management made the determination, based on improved operations, that the realization of certain deferred tax assets is considered more likely than not and released approximately $1.7 million of valuation allowances that had been previously provided. The amount of the deferred tax asset considered realizable is based on significant estimates, including forecasts of future income, and it is possible that changes in these estimates in the near term could materially affect our financial condition and results of operations.

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

        The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several different tax jurisdictions. We are periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. The Company accounts for uncertainties in income tax positions in accordance with ASC Topic 740. The number of years with open tax audits varies depending on the tax jurisdiction. Our major taxing jurisdiction is the United States. We are no longer subject to U.S. federal examinations by the Internal Revenue Service for years before fiscal 2009. In fiscal 2011, the Internal Revenue Service began an examination of our fiscal 2009 U.S. federal tax return. In the fourth quarter of 2012, the examination was expanded to include fiscal 2010, the transition period ended January 1, 2011, and fiscal 2011. As of December 29, 2012, we were considering settlement options and expect resolution of all periods under examination at the beginning of 2013. We believe our reserves for uncertain tax positions with respect to these settlements are adequate. Also during fiscal 2012, the HM Revenue and Customs completed their review of our UK subsidiary's fiscal 2009 and fiscal 2010 corporate tax returns. The review resulted in additional tax for the 2010 tax year that was immaterial.

Recent Accounting Standards

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

        In December 2010, the FASB issued ASU No. 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts ("ASU 2010-28"). ASU 2010-28 clarifies the requirement to test for impairment of goodwill. Topic 350 requires that goodwill be tested for impairment if the carrying amount of a reporting unit exceeds its fair value. Under ASU 2010-28, when the carrying amount of a reporting unit is zero or negative, an entity must assume that it is more likely than not that a goodwill impairment exists, perform an additional test to determine whether goodwill has been impaired, and calculate the amount of that impairment. The modifications to Topic 350 resulting from the issuance of ASU 2010-28 are effective for fiscal years beginning after December 15, 2010 and interim periods within those years. Our adoption of the provisions of ASU 2010-28 in fiscal 2011 had no effect on our financial position, results of operations, cash flows, or disclosures.

Intangible Assets

        In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2012-02") to simplify the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. Under former guidance, an organization was required to test an indefinite-lived intangible asset for impairment on at least an annual basis by comparing the fair value of the asset with its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeded its fair value, an impairment loss was recognized in an amount equal to the difference. ASU 2012-02 allows an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is "more likely than not" that the asset is impaired. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. We believe that the adoption of ASU 2012-02 will have no impact on our financial position, results of operations, cash flows, or disclosures.

Comprehensive Income

        In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income ("ASU 2011-05"). The objective of ASU 2011-05 is to increase the prominence of items reported in other comprehensive income. The main provisions of ASU 2011-05 provide that an entity that reports items of other comprehensive income has the option to present comprehensive income in either one or two consecutive financial statements. ASU 2011-05 was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. We adopted ASU 2011-05 in the first quarter of fiscal 2012 and elected to present other comprehensive income in two consecutive financial statements. Our adoption of ASU 2011-05 had no impact on our financial position, results of operations, or cash flows.

Fair Value Measurements

        In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"). ASU 2011-04 does not require additional fair value measurements and is primarily a convergence of words between U.S. GAAP and IFRS. ASU 2011-04 was effective for the first interim or annual reporting period beginning on or after December 15, 2011. Our adoption of ASU 2011-04 in the first quarter of fiscal 2012 had no impact on our financial position, results of operations, cash flows, or disclosures.

Business Combinations

        In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations ("ASU 2010-29"), which requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The amendments in ASU 2010-29 are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Our adoption of the provisions of ASU 2010-29 in fiscal 2011 had no effect on our financial position, results of operations, cash flows, or disclosures.

Results of Operations

        The following table provides operating information as a percentage of revenues for the periods indicated:

	Fiscal Year Ended
	December 29, 2012 (52 weeks)	December 31, 2011 (52 weeks)	November 27, 2010 (52 weeks)	January 1, 2011 (5 weeks)	January 2, 2010 (5 weeks)
	(audited)	(audited)	(audited)	(audited)	(unaudited)
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Costs of services	67.5	65.3	68.6	73.7	73.7

Gross profit	32.5	34.7	31.4	26.3	26.3
Selling, general and administrative expenses	24.9	23.5	25.7	27.6	31.4
Depreciation and amortization	2.7	1.6	2.1	2.3	2.2
Goodwill impairment	26.4	—	—	—	—

Income (loss) from operations	(21.4)	9.5	3.6	(3.6)	(7.3)
Interest income	0.1	0.1	0.1	0.1	0.1
Interest expense	(0.1)	(0.3)	(1.1)	(0.7)	(1.9)
Loss on extinguishment of convertible debentures	—	—	(0.2)	—	—
Other income (expense), net	(0.1)	(0.1)	(0.2)	(0.1)	0.3

Income (loss) before (provision) benefit for income taxes	(21.5)	9.2	2.2	(4.3)	(8.8)
(Provision) benefit for income taxes	1.9	(3.6)	(1.5)	1.3	6.0

Net income (loss)	(19.5)	5.6	0.7	(3.0)	(2.8)
Net (income) loss attributable to noncontrolling interest, net of tax	(0.1)	—	0.2	0.2	1.0

Net income (loss) attributable to CRA International, Inc.	(19.6)%	5.5%	0.9%	(2.8)%	(1.8)%

Fiscal 2012 Compared to Fiscal 2011

        Revenues.    Revenues decreased by $34.8 million, or 11.4%, to $270.4 million for fiscal 2012 from $305.2 million for fiscal 2011. Our fiscal 2012 results were negatively impacted by select underperforming practice areas, including our Chemicals practice and Middle East operations, which affected our overall performance compared to fiscal 2011. In connection with the restructuring plan we committed to in the third quarter of fiscal 2012, we eliminated our Chemicals practice, closed our Middle East operations and repositioned other select underperforming practice areas, amongst other actions. Utilization decreased to 68% for fiscal 2012 from 74% for fiscal 2011 reflecting this underperformance and these restructuring actions. Overall, revenues outside of the U.S. represented approximately 23% of total revenues for fiscal 2012, compared with approximately 26% of total revenues for the fiscal 2011. This decrease was due primarily to our management consulting business, particularly to our Chemicals practice and Middle East operations, which were eliminated in the third quarter of fiscal 2012, and our management consulting activity in Europe where economic uncertainties affected our performance, primarily during the earlier part of fiscal 2012. Revenues derived from fixed-price engagements decreased to 15% of total revenues for fiscal 2012 compared with 22% for fiscal 2011. This decrease was due primarily to the previously mentioned decrease in our management consulting business, as the management consulting business typically has a higher concentration of fixed-price service contracts. Another factor contributing to our overall revenue decline was a decrease in client reimbursable expenses, which are pass-through expenses that carry little to no margin.

        Costs of Services    Costs of services decreased by $17.0 million, or 8.5%, to $182.4 million for fiscal 2012 from $199.4 million for fiscal 2011. As a result of our decreased revenues and profitability, we had a decrease in incentive bonus expense for our employee consultants in fiscal 2012 as compared to fiscal 2011. Additionally, client reimbursable expenses decreased by $6.2 million primarily due to a decrease in the use of outside consultants and subcontractors and a decrease in travel expenses as a result of the decreased revenue. Also contributing to the decrease in costs of services was a decrease in employee consultant headcount from 521 as of December 31, 2011 to 464 as of December 29, 2012 due to restructuring actions we announced in the third quarter of fiscal 2012. These decreases in costs of services were partially offset by $3.8 million of expenses in fiscal 2012 associated with the restructuring actions we announced in the third quarter of fiscal 2012, compared with no restructuring expenses recorded in costs of services in fiscal 2011.

        As a percentage of revenues, costs of services increased to 67.5% for fiscal 2012 from 65.3% for fiscal 2011 primarily due to the decrease in revenues in fiscal 2012 compared with fiscal 2011, as the decrease in revenues outpaced the decrease in costs of services, and the $3.8 million of restructuring charges recorded during fiscal 2012 as compared with no restructuring charges recorded in costs of services in fiscal 2011. Partially offsetting these increases in costs of services as a percentage of revenues was the decrease in client reimbursable expenses as a percentage of revenues.

        As is common in our industry, we have issued forgivable loans to attract and retain certain significant revenue-producing employees and non-employee experts. In the last half of fiscal 2012 and during fiscal 2013, we increased, or expect to increase, the dollar amount of forgivable loans to certain of these individuals. Costs of services related to the amortization of these loans will increase in fiscal 2013; however, we expect revenues produced by the loan recipients to more than offset the additional loan amortization expense.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased by $4.5 million, or 6.3%, to $67.2 million for fiscal 2012 from $71.8 million for fiscal 2011. This decrease was due primarily to a decrease in compensation expense resulting from the decrease in headcount in fiscal 2012 as compared with fiscal 2011 and a decrease in incentive bonus expense for our employees as a result of the decrease in revenues and profitability in fiscal 2012 as compared with fiscal 2011. Additionally, NeuCo had a decrease in selling, general and administrative expenses of approximately $0.6 million in fiscal 2012 compared to fiscal 2011. Partially offsetting these decreases was an increase in commissions to nonemployee experts of $1.1 million in fiscal 2012 as compared to fiscal 2011 and a $0.5 million increase in restructuring expenses recorded in selling, general and administrative expenses to $1.5 million in fiscal 2012 as compared to $1.0 million of these restructuring expenses in fiscal 2011. These restructuring expenses in fiscal 2012 were associated principally with the restructuring actions we announced in the third quarter of fiscal 2012 and included the reduction of leased office space in our offices in London, England and in Boston, Massachusetts partially offset by adjustments to our leased office space in Houston, TX and Chicago, IL. These restructuring expenses in fiscal 2011 were related to leased office space in our Houston, TX office.

        As a percentage of revenues, selling, general and administrative expenses increased to 24.9% for fiscal 2012 from 23.5% for the fiscal 2011, which was primarily a result of the decrease in revenues in fiscal 2012 compared with fiscal 2011 and the increase in restructuring costs of $0.5 million in fiscal 2012 as compared with fiscal 2011. Additionally, commissions to nonemployee experts increased from 1.7% of revenues for fiscal 2011 to 2.3% of revenues for fiscal 2012.

        Depreciation and Amortization.    Depreciation and amortization increased by $2.2 million, or 43.0%, to $7.2 million for fiscal 2012 from $5.0 million for fiscal 2011. Of this increase, approximately $1.1 million was related to the write-off of unamortized leaseholds and other costs associated with restructuring costs recorded in the second quarter of fiscal 2012 for the reduction of our leased office space in our London, England office and $0.2 million of similar charges recorded in the fourth quarter of fiscal 2012 for the reduction of our leased office space in our Boston, Massachusetts office. The remaining increase was primarily due to the amortization of software costs related to our implementation of an enterprise-wide financial reporting system at the start of fiscal 2012.

        Goodwill Impairment.    In accordance with ASC Topic 350, "Intangibles—Goodwill and Other", goodwill and intangible assets with indefinite lives are not subject to amortization, but are monitored annually for impairment, or more frequently, as necessary, if events or circumstances exist that would more likely than not reduce the fair value of the reporting unit below its carrying amount. When we performed our annual impairment test in the fourth quarter of fiscal 2012, our net book value exceeded our market capitalization plus an estimated control premium. Therefore, we were required to perform the second step of the goodwill impairment test, which resulted in a goodwill impairment charge of $71.4 million. We recorded this non-cash goodwill impairment charge in the fourth quarter of fiscal 2012.

        Interest Expense.    Interest expense decreased by $0.6 million to $0.3 million for fiscal 2012 from $0.9 million for fiscal 2011. The decrease was primarily due to our repurchase, on June 15, 2011, of 100% of the principal amount of our outstanding debentures and the accrued and unpaid interest thereon, which amounted to $21.9 million and $0.3 million, respectively. Through this final repurchase date, interest expense primarily consisted of interest incurred on this convertible debt, the amortization of debt issuance costs, and the amortization of the discount on the debt for the equity conversion feature of the debt instrument.

        Other Expense, Net.    Other expense, net decreased by $0.2 million to $0.2 million for fiscal 2012 from $0.4 million for fiscal 2011. Other expense, net consists primarily of foreign currency exchange transaction gains and losses. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies including the Euro and the British Pound.

        (Provision) Benefit for Income Taxes.    For fiscal 2012, our income tax benefit was $5.2 million and the effective tax rate was 8.9% compared to a provision of $11.1 million and an effective tax rate of 39.7% for fiscal 2011. The effective tax rate for fiscal 2012 was lower than the statutory rate primarily due to the $71.4 million goodwill impairment charge we recorded in the fourth quarter of fiscal 2012, a portion of which provided a tax benefit, partially offset by losses in foreign locations that provided no tax benefit and lower pre-tax income. The effective tax rate for fiscal 2011 benefited from the use of foreign net operating loss carryforwards and foreign tax credits that had not been previously benefited, and the related release of certain valuation allowances as a result of improved profitability in certain foreign jurisdictions.

        Net (Income) Loss Attributable to Noncontrolling Interest, Net of Tax.    Our ownership interest in NeuCo is 55.89% and constitutes control under U.S. GAAP. As a result, NeuCo's financial results are consolidated with ours and allocations of the noncontrolling interest's share of NeuCo's net income result in deductions to our net income, while allocations of the noncontrolling interest's share of NeuCo's net loss result in additions to our net income. NeuCo's results of operations allocable to its other owners was net income of $147,000 for fiscal 2012 and net income of $94,000 for fiscal 2011.

        Net Income Attributable to CRA International, Inc.    Net income attributable to CRA International, Inc. decreased by $69.8 million to a net loss of $53.0 million for fiscal 2012 from net income of $16.9 million for fiscal 2011. The net loss was $5.21 per share for fiscal 2012, compared to net income of $1.57 per diluted share for fiscal 2011. Diluted weighted average shares outstanding decreased by approximately 572,000 shares to approximately 10,167,000 shares for fiscal 2012 from approximately 10,739,000 shares for fiscal 2011. Diluted weighted average shares outstanding for fiscal 2012 excluded 140,000 common stock equivalents because we had a net loss and inclusion of these common stock equivalents would be anti-dilutive. The decrease in weighted average shares outstanding was primarily due to repurchases of common stock and lower average stock price in fiscal 2012 as compared to fiscal 2011, offset in part by an increase as a result of shares of restricted stock that have vested or that have been issued, and stock options that have been exercised since December 31, 2011.

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

        Overall, revenues outside of the U.S. were approximately 26% and 27% of total revenues for fiscal 2011 and fiscal 2010, respectively. Revenues derived from fixed-price engagements were 22% of total revenues for fiscal 2011 compared with 21% for fiscal 2010. The slight increase in revenues from fixed-price engagements was due primarily to a change in the proportion of time-and-materials service contracts and fixed-price service contracts due to the growth in our management consulting area, where fixed price service contracts are more prevalent than in our litigation, regulatory, and financial consulting area.

        Costs of Services.    Costs of services increased $2.2 million, or 1.1%, to $199.4 million for fiscal 2011 from $197.1 million for fiscal 2010. The increase in costs of services was due primarily to incentive bonus expense for our employees that was accrued for in fiscal 2011 due to the increase in revenue and profitability and an increase in client reimbursable expenses. Client reimbursable expenses increased $2.1 million, or 5.7%, to $39.7 million for fiscal 2011 from $37.6 million for fiscal 2010 primarily related to an increase in the use of non-employee experts and subcontractors. These increases were offset by a decrease in employee compensation expense due to a decrease in employee consultant headcount from 548 as of November 27, 2010 to 521 as of December 31, 2011 and $5.4 million of restructuring expenses recorded in costs of services during fiscal 2010 to more closely align our costs and our staffing levels with revenue. We did not record any restructuring expenses in costs of services during fiscal 2011.

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

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased by $2.1 million, or 2.9%, to $71.8 million for fiscal 2011 from $73.9 million for fiscal 2010. The decrease in selling, general and administrative expenses was due primarily to the $2.0 million decrease in restructuring expenses in fiscal 2011 as compared with fiscal 2010. During fiscal 2011, we recorded $1.0 million in restructuring expenses related to leased office space at our former Houston, TX office, which was closed during the second quarter of fiscal 2010, for a change in the estimate of the future minimum lease payments and related exit costs through the end of the remaining lease term, net of expected future sublease rental income measured at fair value. During fiscal 2010, we recorded $3.0 million in restructuring expenses related to office space reductions in our Boston, Massachusetts, Chicago, Illinois, and Houston, Texas offices. As a result of these restructuring actions, rent and office operating expenses decreased by approximately $1.7 million in fiscal 2011 as compared with fiscal 2010. Partially offsetting these decreases were increases in incentive bonus expense for our employees that were accrued for in fiscal 2011 due to the increase in revenue and profitability and investments in business development. In addition, included in selling, general and administrative expenses were $3.9 million and $5.2 million in selling, general and administrative expenses in fiscal 2011 and fiscal 2010, respectively, due to the consolidation of NeuCo.

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

        Revenues.    Revenues for the five weeks ended January 1, 2011, increased by $1.9 million, or 9.3%, to $22.3 million, from $20.4 million for the five weeks ended January 2, 2010. Included in revenues are $0.4 million and $0.6 million for the five weeks ended January 1, 2011 and January 2, 2010, respectively, due to the consolidation of NeuCo. The increase in revenue was a result of improvements in activity within our litigation, regulatory and financial consulting and management consulting areas, evidenced by an increase in our utilization from 61% for the five weeks ended January 2, 2010 to 67% in the five-week transition period ended January 1, 2011. Despite this utilization increase, these comparative periods represent weak operating periods for us due to the holiday season and disproportionate levels of vacation. Therefore, utilization in these periods tends to be lower than utilization typically experienced during other periods.

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

Liquidity and Capital Resources

        We believe that current cash, cash equivalents, cash generated from operations, and amounts available under our bank line of credit will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

        General.    In fiscal 2012, cash and cash equivalents decreased by $6.1 million. We completed the period with cash and cash equivalents of $55.5 million and working capital (defined as current assets less current liabilities) of $102.5 million. Of the total cash and cash equivalents of $55.5 million at December 29, 2012, $47.0 million was held within the U.S. The Company has sufficient sources of cash in the U.S. to fund U.S. cash requirements without the need to repatriate any funds. As of December 29, 2012, a substantial portion of our cash accounts was concentrated at a single financial institution, which potentially exposes us to credit risks. The financial institution has generally "stable" credit ratings and its short-term credit rating is A-1 by Standard & Poor's ratings services. We have not experienced any losses related to such accounts and we do not believe that there is significant risk of non-performance by the financial institution. Our cash on deposit at this financial institution is fully liquid and we continually monitor the credit ratings of this institution. A change in the credit worthiness of this financial institution could materially affect our liquidity and working capital.

        Sources and Uses of Cash.    During fiscal 2012, net cash used by operations was $8.5 million. We had a net loss of $52.8 million during fiscal 2012, which included a goodwill impairment charge of $71.4 million. We paid out a majority of our fiscal 2011 performance bonuses during the first quarter of fiscal 2012, which was the primary factor in the aggregate decrease in accounts payable, accrued expenses, and other liabilities of $13.4 million during fiscal 2012. As of December 29, 2012, approximately $28 million was accrued for fiscal 2012 performance bonuses. Other uses of cash included an increase in prepaid expenses and other assets of $19.9 million, primarily related to the issuance of forgivable loans, term loans, and advances to employees and non-employee experts during fiscal 2012, a benefit in deferred taxes of $9.9 million and a decrease in deferred rent of $4.5 million. The uses of cash were partially offset by the following sources of cash: a decrease in accounts receivable, including the change in accounts receivable allowances, of $13.1 million, which was partially offset by an increase in unbilled services of $4.7 million, as a result of increased collections as a percentage of revenues, depreciation and amortization expense of $5.8 million, share-based compensation expense of $4.9 million, and a loss on disposal of property and equipment of $1.4 million related primarily to the write-off of unamortized leaseholds and other costs recorded in fiscal 2012 for the reduction of leased office space in our London, England office and our Boston, Massachusetts office.

        We anticipate that a majority of the accrued performance bonuses for fiscal 2012 will be paid during the first quarter of fiscal 2013. In addition, we anticipate cash expenditures to be made during the first quarter of fiscal 2013 in connection with acquisitions and forgivable loans. With the payment of these bonuses and cash expenditures, we anticipate borrowing approximately $25 million under our line of credit during the first half of fiscal 2013, and we anticipate repaying such borrowings by the end of fiscal 2013. We expect to maintain a minimum cash balance of approximately $10 million in fiscal 2013, even during the period we utilize our line of credit.

        During fiscal 2012, net cash provided by investing activities was $12.8 million, which included $24.0 million received from the sale of short-term investments and $1.0 million received from collections on notes receivable, partially offset by $9.5 million used to purchase short-term investments and $2.7 million used for capital expenditures.

        We used $10.3 million of net cash in financing activities during fiscal 2012. Cash used in financing activities was primarily for the repurchase of shares of our common stock for $9.1 million, the redemption of $1.4 million in vested employee restricted shares for tax withholdings, and payments of notes payable of $0.7 million, offset partially by $0.6 million received upon the exercise of stock options.

  Indebtedness

        We are party to a senior loan agreement with RBS Citizens, N.A for a $60.0 million revolving line of credit with a maturity date of April 30, 2014. The revolving line of credit gives us additional flexibility to meet any unforeseen financial requirements. Subject to the terms of the agreement, we may use borrowings under this revolving line of credit for acquisition financing, working capital, general corporate purposes, letters of credit, and foreign exchanges contracts. The amount available under our bank revolving line of credit is constrained by various financial covenants and is reduced by certain outstanding letters of credit, which amounted to $0.6 million as of December 29, 2012. There were no amounts outstanding under this revolving line of credit as of December 29, 2012. We anticipate that we will borrow under our line of credit during fiscal 2013.

        Borrowings under our credit facility bear interest at LIBOR plus an applicable margin. Applicable margins range from 1.75% to 2.75%, depending on the ratio of our consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the preceding four fiscal quarters, subject to various adjustments stated in the senior loan agreement. These margins are adjusted both quarterly and each time we borrow under the credit facility. Interest is payable monthly. A commitment fee of 0.25% is payable on the unused portion of the credit facility. Borrowings under the credit facility are secured by 100% of the stock of certain of our U.S. subsidiaries and 65% of the stock of certain of our foreign subsidiaries, which represent approximately $9.8 million in net assets as of December 29, 2012.

        Under our senior loan agreement, we must comply with various financial and non-financial covenants. Compliance with these financial covenants is tested on a fiscal quarterly basis. Any indebtedness outstanding under the senior credit facility may become immediately due and payable upon the occurrence of stated events of default, including our failure to pay principal, interest or fees or a violation of any financial covenant. The financial covenants require us to maintain a minimum consolidated working capital of $25.0 million and to comply with a consolidated senior debt to EBITDA ratio of not more than 2.5 to 1.0. The non-financial covenant restrictions of the senior credit agreement include, but are not limited to, our ability to incur additional indebtedness, engage in acquisitions or dispositions, and enter into business combinations. As of December 29, 2012, we were in compliance with our agreement with the bank.

  Compensation Arrangements

        In connection with a previous acquisition, we agreed to pay an award to certain employees of the acquired business if they achieved specific performance targets through fiscal 2012. Retention of amounts paid to the individual employees is contingent on their continued employment with us through 2016. The amount of the award, which was determined at the end of fiscal 2012, was approximately $6.2 million and is being expensed over the seven and a half year service period ending in December 2016. Subsequent to December 29, 2012, an additional award of approximately $4.3 million was granted to certain employees of the acquired business for future services. Payments under these awards will be made in the first quarter of fiscal 2013 and we expect to fund these payments from existing cash resources, cash generated from operations, or borrowings under our line of credit.

  Share Repurchases

        On August 30, 2011, we announced that our Board of Directors approved a share repurchase program of up to $7.5 million of our common stock. On February 22, 2012 and August 10, 2012, our Board of Directors authorized the repurchase of up to an additional $4.45 million and $5.0 million, respectively, of our common stock under this program. During fiscal 2012, we repurchased 466,109 shares under this program at an average price per share of $19.47. As of December 29, 2012, $3.6 million was available for future repurchases under this program. We will finance this program with available cash and cash from future operations. We may repurchase shares in open market purchases or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. We expect to continue to repurchase shares under this program.

  Other Matters

  Acquisitions

        On January 31, 2013, we announced that an approximate 40-person litigation consulting team has joined us, effective February 1, 2013. Under an agreement to hire the team, we accelerated the previously announced start dates of certain key personnel from May 2013. Under the terms of the transaction, we acquired certain intangible assets, accounts receivable, and certain client projects currently underway. The allocation of the purchase price for the acquisition will be finalized as we receive other information relevant to the acquisition and complete our analysis of other transaction-related costs.

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

  Impact of Inflation

        To date, inflation has not had a material impact on our financial results. There can be no assurance, however, that inflation will not adversely affect our financial results in the future.

Contractual Obligations

        The following table presents information about our known contractual obligations as of December 29, 2012. It does not reflect contractual obligations that may have arisen or may arise after that date. Except for historical facts, the information in this section is forward-looking information.

	Payments due by period
Contractual Obligations	Total	Fiscal 2013	Fiscal 2014-2015	Fiscal 2016-2017	After Fiscal 2017
	(in thousands)
Notes payable to sellers(1)	$700	$700	$—	$—	$—
Operating lease obligations	40,805	14,187	21,637	4,163	818
Other long-term liabilities(2)(3)	7,205	6,198	—	—	1,007
Net unrecognized tax benefit obligation under Topic 740(4)	134	134	—	—	—

Total	$48,844	$21,219	$21,637	$4,163	$1,825

(1)
"Notes payable to sellers" includes amounts due to a former shareholder of NeuCo.

(2)
NeuCo received a cash advance from its former parent company in exchange for a note. There are no specified repayment dates in the note agreement, except that the principal balance of the note becomes due upon demand at the termination of the blanket contract between NeuCo and a customer. NeuCo will repay the note by submitting 50% of the total amount of all future receipts from the customer to its former parent company. As of December 29, 2012, based on estimated future receipts for this customer, NeuCo estimated that the $1.0 million note will be paid after fiscal 2017.

(3)
In connection with a previous acquisition, we agreed to pay an award to certain employees of the acquired business if they achieved specific performance targets through fiscal 2012. Retention of amounts paid to the individual employees is contingent on their continued employment with us through 2016. As of December 29, 2012, the amount of the award, which was determined at the end of fiscal 2012, was approximately $6.2 million. Payments under this award will be made in the first quarter of fiscal 2013 and we expect to fund these payments from existing cash resources, cash generated from operations, or borrowings under our line of credit.

(4)
This amount relates to interest on tax audit liabilities.

        We are party to standby letters of credit with RBS Citizens N.A. in support of the minimum future lease payments under leases for permanent office space and bonds required per the terms of certain project proposals and contracts amounting to $0.6 million as of December 29, 2012.

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

Item 7A—Quantitative and Qualitative Disclosure About Market Risk

Foreign Exchange Risk

        The majority of our operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of foreign currencies. Our primary foreign currency exposures relate to our short-term intercompany balances with our foreign subsidiaries and accounts receivable and cash valued in the United Kingdom in U.S. Dollars or Euros. Our primary foreign subsidiaries have functional currencies denominated in the British Pound and Euro, and foreign denominated assets and liabilities are remeasured each reporting period with any exchange gains and losses recorded in our consolidated statements of operations. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the U.S. Dollar and foreign currencies and the Euro and the British Pound. Holding all other variables constant, fluctuations in foreign exchange rates may affect reported revenues and expenses, based on our currency exposures at December 29, 2012. A hypothetical 10% movement in foreign exchange rates on December 29, 2012 would not expose us to significant gains or losses in net earnings or cash flows. However, actual gains and losses in the future could differ materially from this analysis based on the timing and amount of both foreign currency exchange rate movements and our actual exposure.

        From time to time, we may use derivative instruments to manage the risk of exchange rate fluctuations. However, at December 29, 2012, we had no outstanding derivative instruments. We do not use derivative instruments for trading or speculative purposes.

Interest Rate Risk

        We maintain an investment portfolio consisting mainly of commercial paper and money market funds with maturities of three months or less when purchased. These held-to-maturity securities are subject to interest rate risk. However, a hypothetical change in the interest rate of 10% would not have a material impact to the fair values of these securities at December 29, 2012 primarily due to their short maturity.

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

Evaluation of Changes in Internal Control over Financial Reporting

        Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we have determined that, during the fourth quarter of fiscal 2012, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to affect, materially our internal control over financial reporting.

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

        We have audited CRA International, Inc.'s internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CRA International, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, CRA International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CRA International, Inc. and subsidiaries as of December 29, 2012 and December 31, 2011, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and shareholders' equity for each of the fiscal years ended December 29, 2012 and December 31, 2011, the five-week period ended January 1, 2011, and the fiscal year ended November 27, 2010, and our report dated March 8, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Boston, Massachusetts March 8, 2013

Item 9B—Other Information

        None.

 PART III

        We have omitted the information required in Part III of this annual report because we intend to include that information in our definitive proxy statement for the 2013 special meeting in lieu of annual meeting of shareholders, which we expect to file before 120 days after the end of fiscal 2012. We incorporate that information in this annual report by reference to the proxy statement to be filed in connection with the 2013 annual meeting of our shareholders, which we will refer to herein as our "2013 annual proxy statement."

Item 10—Directors, Executive Officers and Corporate Governance

        We incorporate the information required by this item by reference to the sections captioned "Executive Officers and Directors", "Corporate Governance", and "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2013 annual proxy statement.

Item 11—Executive Compensation

        We incorporate the information required by this item by reference to the section captioned "Compensation of Directors and Executive Officers" in our 2013 annual proxy statement.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

        We incorporate the information required by this item by reference to the sections captioned "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plans" in our 2013 annual proxy statement.

Item 13—Certain Relationships and Related Transactions and Director Independence

        We incorporate the information required by this item by reference to the sections captioned "Transactions with Related Parties" and "Corporate Governance" in our 2013 annual proxy statement.

Item 14—Principal Accountant Fees and Services

        We incorporate the information required by this item by reference to the section captioned "Principal Accountant Fees and Services" in our 2013 annual proxy statement.

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

CRA INTERNATIONAL, INC.
	By:	/s/ PAUL A. MALEH Paul A. Maleh
Date: March 8, 2013		President, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL A. MALEH Paul A. Maleh	President, Chief Executive Officer, and Director (principal executive officer)	March 8, 2013
/s/ WAYNE D. MACKIE Wayne D. Mackie	Executive Vice President, Treasurer, and Chief Financial Officer (principal financial and accounting officer)	March 8, 2013
/s/ ROWLAND T. MORIARTY Rowland T. Moriarty	Chairman of the Board	March 8, 2013
/s/ WILLIAM F. CONCANNON William F. Concannon	Director	March 8, 2013
/s/ RONALD T. MAHEU Ronald T. Maheu	Director	March 8, 2013
/s/ THOMAS S. ROBERTSON Thomas S. Robertson	Director	March 8, 2013
/s/ NANCY L. ROSE Nancy L. Rose	Director	March 8, 2013
/s/ WILLIAM T. SCHLEYER William T. Schleyer	Director	March 8, 2013

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
3.1	Amended and Restated Articles of Organization.		S-1	February 26, 1998	3.1
3.2	Articles of Amendment to our Articles of Organization		8-K	May 11, 2005	99.1
3.3	Amended and Restated By-Laws, as amended.		8-K	January 31, 2011	3.2
4.1	Specimen certificate for common stock.		S-8	April 21, 2006	4.4
10.1*	1998 Incentive and Nonqualified Stock Option Plan, as amended.		10-Q	June 20, 2002	10.1
10.2*	1998 Employee Stock Purchase Plan.		S-1/A	April 3, 1998	10.2
10.3*	2004 Nonqualified Inducement Stock Option Plan.		10-Q	October 15, 2004	10.1
10.4*	Amended and Restated 2006 Equity Incentive Plan, as amended		DEF 14A	April 27, 2012	Annex A
10.5*	2009 Nonqualified Inducement Stock Option Plan		10-Q	June 22, 2009	10.1
10.6*	Form of Incentive Stock Option under the 1998 Incentive and Nonqualified Stock Option Plan, as amended.		10-K	February 10, 2005	10.4
10.7*	Form of Nonqualified Stock Option under the 1998 Incentive and Nonqualified Stock Option Plan, as amended.		10-K	February 10, 2005	10.5
10.8*	Form of Nonqualified Stock Option under the 2004 Nonqualified Inducement Stock Option Plan.		10-K	February 10, 2005	10.6
10.9*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan.		8-K	April 27, 2006	10.2
10.10*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan with Company Right of First Refusal.		10-K	February 12, 2009	10.9
10.11*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan, as amended.		10-K	March 2, 2012	10.11
10.12*	Form of Restricted Stock Agreement for Employee or Independent Contractor Awards under the 2006 Equity Incentive Plan.		8-K	April 27, 2006	10.3
10.13*	Form of Restricted Stock Agreement for Employee or Independent Contractor Awards under the 2006 Equity Incentive Plan with Company Right of First Refusal.		10-K	February 12, 2009	10.11
10.14*	Form of Restricted Stock Agreement for Employee or Independent Contractor Awards under the 2006 Equity Incentive Plan with Company, as amended.		10-K	March 2, 2012	10.14
10.15*	Form of Nonqualified Stock Option under the 2006 Equity Incentive Plan.		10-K	February 8, 2007	10.10
10.16*	Form of Nonqualified Stock Option under the 2006 Equity Incentive Plan with Stock Ownership Guidelines.		10-K	March 2, 2012	10.16
10.17*	Form of Restricted Stock Unit Award Agreement under the 2006 Equity Incentive Plan.		10-K	January 29, 2010	10.14
10.18*	Form of Restricted Stock Unit Award Agreement under the 2006 Equity Incentive Plan with Stock Ownership Guidelines.		10-K	March 2, 2012	10.18
10.19*	Form of Restricted Stock Unit Award Agreement for Performance under the 2006 Equity Incentive Plan.		10-K	January 29, 2010	10.15

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
10.20*	Form of Restricted Stock Unit Award Agreement for Performance under the 2006 Equity Incentive Plan with Stock Ownership Guidelines.		10-K	March 2, 2012	10.20
10.21*	CRA International, Inc. Cash Incentive Plan, as amended.		8-K	March 2, 2012	10.1
10.22*	Offer Letter with Wayne D. Mackie dated June 3, 2005.		10-K	February 9, 2006	10.7
10.23*	Summary of Director Compensation.	X
10.24*	Summary of Executive Officer Compensation.	X
10.25	Office Lease Agreement dated as of March 1, 1978 between CRA and John Hancock Mutual Life Insurance Company, as amended.		S-1/A	April 3, 1998	10.6
10.26	Amendments to Office Lease Agreement dated March 1, 1978 between CRA and John Hancock Mutual Life Insurance Company, as amended.		10-K	February 23, 2001	10.7
10.27	Fifteenth Amendment to Office Lease Agreement dated March 1, 1978 between CRA and John Hancock Mutual Life Insurance Company, as amended.		10-K	February 28, 2003	10.8
10.28	Sixteenth Amendment to Office Lease Agreement dated March 1, 1978 between CRA and John Hancock Mutual Life Insurance Company, as amended.		10-Q	June 28, 2004	10.1
10.29	Seventeenth Amendment to Lease dated as of February 6, 2008 between CRA and 100 & 200 Clarendon LLC.		8-K	August 4, 2008	10.1
10.30	Eighteenth Amendment to Lease dated as of July 29, 2008 between CRA and 100 & 200 Clarendon LLC.		8-K	August 4, 2008	10.2
10.31	Nineteenth Amendment to Lease entered into on December 7, 2012 by and between CRA International, Inc. and BP Hancock LLC.		8-K	December 11, 2012	10.1
10.32	Office Lease dated as of November 29, 1999 between CRA and 1201 F Street, L.L.C., as amended.		10-K	February 23, 2001	10.9
10.33	Agreement dated as of October 26, 2006 by and among 99 Bishopsgate (No.1) Limited and 99 Bishopsgate (No.2) Limited, Hammerson UK Properties PLC, 99 Bishopsgate Management Limited, CRA International (UK) Limited, and CRA International, Inc. (including forms of lease agreement).		8-K	November 1, 2006	10.1
10.34	Agreement for Surrender of Leases at 99 Bishopsgate, London EC2, dated April 2, 2012, between CRA International, Inc., CRA International (UK) Limited, Hammerson (99 Bishopsgate) Limited, Hammerson UK Properties PLC and 99 Bishopsgate Management Limited.		8-K	April 6, 2012	10.1
10.35	Form of consulting agreement with outside experts.		S-1/A	April 3, 1998	10.8
10.36	Loan Agreement dated as of January 14, 2004 between CRA and Citizens Bank of Massachusetts.		10-Q	April 1, 2004	10.1
10.37	First Amendment to Loan Agreement, dated as of March 29, 2005, by and between CRA and Citizens Bank of Massachusetts.		8-K	April 1, 2005	10.1
10.38	Second Amendment to Loan Agreement, dated as of June 20, 2005, by and between CRA and Citizens Bank of Massachusetts.		8-K	June 24, 2005	10.1

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
10.39	Third Amendment to Loan Agreement, dated as of April 17, 2006, by and between CRA and Citizens Bank of Massachusetts.		8-K	April 19, 2006	10.1
10.40	Fourth Amendment to Loan Agreement, dated as of July 25, 2006, by and between CRA and Citizens Bank of Massachusetts.		8-K	July 26, 2006	10.1
10.41	Fifth Amendment to Loan Agreement, dated as of May 16, 2007, by and between CRA and Citizens Bank of Massachusetts.		8-K	May 22, 2007	10.1
10.42	Sixth Amendment to Loan Agreement, dated as of August 18, 2009, by and between CRA International, Inc. and RBS Citizens, N.A.		8-K	August 19, 2009	10.1
10.43	Seventh Amendment to Loan Agreement, dated as of January 11, 2011, by and between CRA International, Inc. and RBS Citizens, N.A.		8-K	January 13, 2011	10.1
10.44	First Amendment to Revolving Note, dated as of March 29, 2005, by and between CRA and Citizens Bank of Massachusetts.		8-K	April 1, 2005	10.2
10.45	Second Amendment to Revolving Note, dated as of June 20, 2005, by and between CRA and Citizens Bank of Massachusetts.		8-K	June 24, 2005	10.2
10.46	Third Amendment to Revolving Note, dated as of May 16, 2007, by and between CRA and Citizens Bank of Massachusetts.		8-K	May 22, 2007	10.2
10.47	Fourth Amendment to Revolving Note, dated as of August 18, 2009, by and between CRA International, Inc. and RBS Citizens, N.A.		8-K	August 19, 2009	10.2
10.48	Fifth Amendment to Revolving Note, dated as of January 11, 2011 by and between CRA International, Inc. and RBS Citizens, N.A.		8-K	January 13, 2011	10.2
10.49	Stock Pledge Agreement dated as of January 14, 2004 between CRA and Citizens Bank of Massachusetts.		10-Q	April 1, 2004	10.2
10.50	First Amendment to Stock Pledge Agreement, dated as of June 20, 2005, by and between CRA and Citizens Bank of Massachusetts.		8-K	June 24, 2005	10.1
14.1	CRA International, Inc. Code of Business Conduct and Ethics, as amended.		8-K	July 7, 2010	99.1
21.1	Subsidiaries.	X
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.	X
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer.	X
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer.	X
32.1	Section 1350 certification.	X

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
101**	The following financial statements from CRA International, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 29, 2012, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Consolidated Statements of Operations for the fiscal years ended December 29, 2012, December 31, 2011 and November 27, 2010, and the five-week period ended January 1, 2011, (ii) Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended December 29, 2012, December 31, 2011 and November 27, 2010, and the five-week period ended January 1, 2011, (iii) Consolidated Balance Sheets as at December 29, 2012 and December 31, 2011, (iv) Consolidated Statements of Cash Flows for the fiscal years ended December 29, 2012, December 31, 2011 and November 27, 2010, and the five-week period ended January 1, 2011, (v) Consolidated Statements of Shareholders' Equity for the fiscal years ended December 29, 2012, December 31, 2011 and November 27, 2010, and the five-week period ended January 1, 2011, and (vi) Notes to Consolidated Financial Statements.

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

        We have audited the accompanying consolidated balance sheets of CRA International, Inc. and subsidiaries as of December 29, 2012 and December 31, 2011, and the related consolidated statements of operations, comprehensive income (loss), cash flows and shareholders' equity for each of the fiscal years ended December 29, 2012 and December 31, 2011, the five-week period ended January 1, 2011 and for the fiscal year ended November 27, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CRA International, Inc. and subsidiaries as of December 29, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the fiscal years ended December 29, 2012 and December 31, 2011, the five-week period ended January 1, 2011, and the fiscal year ended November 27, 2010, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CRA International, Inc.'s internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts
March 8, 2013

CRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Transition Period	Year Ended
	December 29, 2012 (52 weeks)	December 31, 2011 (52 weeks)	January 1, 2011 (5 weeks)	November 27, 2010 (52 weeks)
	(In thousands, except per share data)
Revenues	$270,390	$305,228	$22,250	$287,424
Costs of services	182,381	199,383	16,400	197,140

Gross profit	88,009	105,845	5,850	90,284
Selling, general and administrative expenses	67,235	71,752	6,144	73,900
Depreciation and amortization	7,190	5,029	506	5,983
Goodwill impairment	71,394	—	—	—

Income (loss) from operations	(57,810)	29,064	(800)	10,401
Interest income	264	332	29	361
Interest expense	(300)	(908)	(147)	(3,356)
Loss on extinguishment of convertible debentures	—	—	—	(669)
Other expense, net	(177)	(405)	(28)	(504)

Income (loss) before (provision) benefit for income taxes	(58,023)	28,083	(946)	6,233
(Provision) benefit for income taxes	5,180	(11,138)	288	(4,273)

Net income (loss)	(52,843)	16,945	(658)	1,960
Net (income) loss attributable to noncontrolling interest, net of tax	(147)	(94)	32	626

Net income (loss) attributable to CRA International, Inc.	$(52,990)	$16,851	$(626)	$2,586

Net income (loss) per share attributable to CRA International, Inc.:
Basic	$(5.21)	$1.60	$(0.06)	$0.24

Diluted	$(5.21)	$1.57	$(0.06)	$0.24

Weighted average number of shares outstanding:
Basic	10,167	10,555	10,567	10,643

Diluted	10,167	10,739	10,567	10,773

See accompanying notes to the consolidated financial statements.

CRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended	Year Ended	Transition Period	Year Ended
	December 29, 2012 (52 weeks)	December 31, 2011 (52 weeks)	January 1, 2011 (5 weeks)	November 27, 2010 (52 weeks)
	(In thousands)
Net income (loss)	$(52,843)	$16,945	$(658)	$1,960
Other comprehensive income (loss):
Foreign currency translation adjustments	1,950	(676)	(455)	(1,992)

Comprehensive income (loss)	(50,893)	16,269	(1,113)	(32)
Less: comprehensive (income) loss attributable to noncontrolling interest	(147)	(94)	32	626

Comprehensive income (loss) attributable to CRA International, Inc.	$(51,040)	$16,175	$(1,081)	$594

See accompanying notes to the condensed consolidated financial statements

CRA INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 29, 2012	December 31, 2011
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$55,451	$61,587
Short-term investments	—	14,495
Accounts receivable, net of allowances of $9,459 at December 29, 2012 and $6,548 at December 31, 2011	56,083	68,394
Unbilled services	21,187	16,326
Prepaid expenses and other assets	23,001	8,224
Deferred income taxes	15,955	20,898

Total current assets	171,677	189,924
Property and equipment, net	17,980	21,611
Goodwill	70,765	140,654
Intangible assets, net of accumulated amortization of $7,122 at December 29, 2012 and $6,806 at December 31, 2011	1,834	2,472
Deferred income taxes, net of current portion	8,083	105
Other assets	21,671	17,341

Total assets	$292,010	$372,107

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,766	$10,469
Accrued expenses	45,305	60,502
Deferred revenue and other liabilities	6,748	7,707
Deferred income taxes	1,145	—
Current portion of deferred rent	2,268	2,870
Current portion of notes payable	691	650
Current portion of deferred compensation	3,287	75

Total current liabilities	69,210	82,273
Notes payable, net of current portion	1,007	1,631
Deferred rent and other non-current liabilities	5,608	9,423
Deferred compensation and other non-current liabilities	2,676	1,714
Deferred income taxes, net of current portion	1,275	8,659
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 10,057,448 and 10,329,051 shares issued and outstanding at December 29, 2012 and December 31, 2011, respectively	93,174	98,578
Receivables from shareholders	(120)	(236)
Retained earnings	122,610	175,600
Accumulated other comprehensive loss	(4,388)	(6,338)

Total CRA International, Inc. shareholders' equity	211,276	267,604
Noncontrolling interest	958	803

Total shareholders' equity	212,234	268,407

Total liabilities and shareholders' equity	$292,010	$372,107

See accompanying notes to the consolidated financial statements.

CRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Transition Period	Year Ended
	December 29, 2012 (52 weeks)	December 31, 2011 (52 weeks)	January 1, 2011 (5 weeks)	November 27, 2010 (52 weeks)
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$(52,843)	$16,945	$(658)	$1,960
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities, net of effect of acquired businesses:
Depreciation and amortization	5,841	5,103	652	5,710
Loss on disposal of property and equipment	1,444	146	—	266
Goodwill impairment	71,394	—	—	—
Deferred rent	(4,475)	(1,956)	920	(536)
Deferred income taxes	(9,882)	(8,739)	485	3,294
Loss on extinguishment of convertible debentures	—	—	—	669
Share-based compensation expenses	4,947	5,769	795	6,572
Excess tax benefits from share-based compensation	(81)	(49)	—	(53)
Accounts receivable allowances	2,814	(546)	125	232
Noncash interest from discount on convertible debentures	—	229	50	1,177
Changes in operating assets and liabilities:
Accounts receivable	10,271	(11,999)	3,517	(324)
Unbilled services	(4,674)	12,640	7,699	(7,102)
Prepaid expenses and other assets	(19,870)	(47)	324	7,266
Accounts payable, accrued expenses, and other liabilities	(13,411)	12,535	(6,372)	(5,510)

Net cash (used in) provided by operating activities	(8,525)	30,031	7,537	13,621
INVESTING ACTIVITIES:
Consideration relating to acquisitions, net	—	(844)	—	9,999
Purchase of property and equipment	(2,732)	(8,246)	(347)	(4,144)
Purchase of investments	(9,494)	(61,049)	—	(59,992)
Sale of investments	23,989	46,554	6,275	77,579
Collections on notes receivable	989	64	—	89

Net cash provided by (used in) investing activities	12,752	(23,521)	5,928	23,531
FINANCING ACTIVITIES:
Issuance of common stock, principally stock options exercises	647	620	—	1,010
Payments on notes payable	(650)	(334)	(150)	(550)
Extinguishment of convertible debentures	—	(21,880)	—	(40,401)
Tax withholding payment reimbursed by restricted shares	(1,360)	(1,146)	—	(1,072)
Excess tax benefits from share-based compensation	81	49	—	53
Repurchase of common stock	(9,062)	(9,054)	—	(4,473)
Repurchase of treasury stock by Neuco, Inc.	—	(33)	(17)	(450)

Net cash used in financing activities	(10,344)	(31,778)	(167)	(45,883)
Effect of foreign exchange rates on cash and cash equivalents	(19)	(650)	(11)	143
Net (decrease) increase in cash and cash equivalents	(6,136)	(25,918)	13,287	(8,588)
Cash and cash equivalents at beginning of period	61,587	87,505	74,218	82,806

Cash and cash equivalents at end of period	$55,451	$61,587	$87,505	$74,218

Noncash investing and financing activities:
Repurchase of shares in exchange for notes receivable by Neuco, Inc.	$—	$—	$—	$422

Supplemental cash flow information:
Cash paid for taxes	$8,718	$18,744	$25	$915

Cash paid for interest	$223	$558	$315	$2,298

See accompanying notes to the consolidated financial statements.

CRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock					CRA International, Inc. Shareholders' Equity
					Accumulated Other Comprehensive Income (Loss)
	Shares Issued	Amount	Receivable from Shareholder	Retained Earnings			Noncontrolling Interest	Total Shareholders' Equity
BALANCE AT NOVEMBER 29, 2009	10,639,249	$102,392	$(1,854)	$156,789	$(3,215)	$254,112	$1,603	$255,715
Net income (loss)				2,586		2,586	(626)	1,960
Foreign currency translation adjustment					(1,992)	(1,992)		(1,992)

Comprehensive income (loss)				2,586	(1,992)	594	(626)	(32)
Exercise of stock options	68,435	1,006				1,006		1,006
Share-based compensation expense for employees		6,358				6,358		6,358
Restricted shares vesting	137,622
Redemption of vested employee restricted shares for tax withholding	(43,484)	(1,072)				(1,072)		(1,072)
Tax deficit on stock option exercises and restricted share vesting		(1,131)				(1,131)		(1,131)
Notes receivable issued to shareholders			(77)			(77)		(77)
Payments received on notes receivable from shareholders			370			370		370
Shares repurchased	(234,770)	(4,473)				(4,473)		(4,473)
Share-based compensation expense for non-employees		91				91		91
Convertible debenture extinguishment		41				41		41
Equity transactions of noncontrolling interest		(91)				(91)	(285)	(376)

BALANCE AT NOVEMBER 27, 2010	10,567,052	$103,121	$(1,561)	$159,375	$(5,207)	$255,728	$692	$256,420
Net loss				(626)		(626)	(32)	(658)
Foreign currency translation adjustment					(455)	(455)		(455)

Comprehensive loss				(626)	(455)	(1,081)	(32)	(1,113)
Share-based compensation expense for employees		774				774		774
Tax deficit on stock option exercises and restricted share vesting		(839)				(839)		(839)
Payments received on notes receivable from shareholders			161			161		161
Share-based compensation expense for non- employees		11				11		11
Equity transactions of noncontrolling interest and effect of change in ownership interest in NeuCo, Inc.							10	10

BALANCE AT JANUARY 1, 2011	10,567,052	$103,067	$(1,400)	$158,749	$(5,662)	$254,754	$670	$255,424
Net income				16,851		16,851	94	16,945
Foreign currency translation adjustment					(676)	(676)		(676)

Comprehensive income (loss)				16,851	(676)	16,175	94	16,269
Exercise of stock options	47,009	620				620		620
Share-based compensation expense for employees		5,696				5,696		5,696
Restricted shares vesting	164,086
Redemption of vested employee restricted shares for tax withholding	(50,724)	(1,146)				(1,146)		(1,146)
Tax deficit on stock option exercises and restricted share vesting		(639)				(639)		(639)
Notes receivable issued to shareholders			(36)			(36)		(36)
Payments received on notes receivable from shareholders			1,200			1,200		1,200
Shares repurchased	(398,372)	(9,054)				(9,054)		(9,054)
Share-based compensation expense for non-employees		34				34		34
Equity transactions of noncontrolling interest.							39	39

BALANCE AT DECEMBER 31, 2011	10,329,051	$98,578	$(236)	$175,600	$(6,338)	$267,604	$803	$268,407
Net income (loss)				(52,990)		(52,990)	147	(52,843)
Foreign currency translation adjustment					1,950	1,950		1,950

Comprehensive income (loss)				(52,990)	1,950	(51,040)	147	(50,893)
Exercise of stock options	47,185	647				647		647
Share-based compensation expense for employees		4,868				4,868		4,868
Restricted shares vesting	216,528
Redemption of vested employee restricted shares for tax withholding	(69,207)	(1,360)				(1,360)		(1,360)
Tax deficit on stock option exercises and restricted share vesting		(576)				(576)		(576)
Payments received on notes receivable from shareholders			116			116		116
Shares repurchased	(466,109)	(9,062)				(9,062)		(9,062)
Share-based compensation expense for non- employees		79				79		79
Equity transactions of noncontrolling interest.							8	8

BALANCE AT DECEMBER 29, 2012	10,057,448	$93,174	$(120)	$122,610	$(4,388)	$211,276	$958	$212,234

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

Fiscal Year Change

        On December 17, 2010, the Company's Board of Directors approved a change in the Company's fiscal year end from the last Saturday in November to the Saturday nearest December 31 of each year. The fiscal year change was effective beginning with the 2011 fiscal year, which began January 2, 2011 and ended December 31, 2011. As a result of the change, the Company had a five-week transition period which began November 28, 2010 and ended January 1, 2011 ("transition period"). The audited results of the five-week transition period are presented herein. The fiscal year change was not effective until after the completion of the 2010 fiscal year. Therefore, the fiscal year 2010 comparative financial and other information reported in the financial statements herein continues to be presented based on the Company's prior fiscal year end calendar.

        CRA's fiscal years periodically contain 53 weeks rather than 52 weeks. Fiscal 2012, 2011, and fiscal 2010 were 52-week years.

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

        NeuCo's revenues included in the Company's consolidated statements of operations for fiscal 2012, fiscal 2011, the five-week transition period ended January 1, 2011, and fiscal 2010 totaled approximately $5.5 million, $6.2 million, $0.4 million, and $6.4 million, respectively. NeuCo's net income included in the Company's consolidated statements of operations for fiscal 2012 and fiscal 2011 was approximately $0.3 million and $0.2 million, respectively. NeuCo's net loss included in the Company's consolidated statements of operations for the five-week transition period ended January 1, 2011 and fiscal 2010 totaled approximately $0.1 million and $1.3 million, respectively. NeuCo's net income, net of amounts allocable to its other owners, included in the Company's consolidated statements of operations for fiscal 2012 and fiscal 2011 was approximately $0.2 million and $0.1 million, respectively. NeuCo's net loss, net of amounts allocable to its other owners, included in the Company's consolidated statements of

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

operations for the five-week transition period ended January 1, 2011 and fiscal 2010 totaled approximately $39,000 and $0.7 million, respectively.

        NeuCo's interim reporting schedule is based on calendar month-ends, and its fiscal year end is the last Saturday of November. Prior to CRA changing its fiscal year, the first three quarters of CRA's fiscal year could have included up to a three-week reporting lag between CRA's quarter end and the most recent financial statements available from NeuCo. Due to the change in the Company's fiscal year end starting with fiscal 2011, CRA's quarterly results could include a few days reporting lag between CRA's quarter end and the most recent financial statements available from NeuCo. CRA does not believe that the reporting lag, if any, will have a significant impact on CRA's consolidated statements of operations or financial condition.

Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make significant estimates and judgments that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of consolidated revenues and expenses during the reporting period. Estimates in these consolidated financial statements include, but are not limited to, accounts and unbilled receivable allowances, revenue recognition on fixed price contracts, depreciation of property and equipment, share-based compensation, valuation of acquired intangible assets, impairment of long lived assets, goodwill, accrued and deferred income taxes, valuation allowances on deferred tax assets, accrued compensation, accrued exit costs, and other accrued expenses. These items are monitored and analyzed by the Company for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. CRA bases its estimates on historical experience and various other assumptions that CRA believes to be reasonable under the circumstances. Actual results may differ from those estimates if CRA's assumptions based on past experience or other assumptions do not turn out to be substantially accurate.

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

        Revenues from the majority of the Company's fixed-price engagements are recognized on a proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. CRA derived approximately 15%, 22%, 26%, and

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21% of consolidated revenues from fixed-price engagements in fiscal 2012, fiscal 2011, the five-week transition period ended January 1, 2011, and fiscal 2010, respectively. Project costs are based on the direct salary of the consultants on the engagement plus all direct expenses incurred to complete the engagement. The proportional performance method is used because reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and the terms set forth in the contract, and are indicative of the level of benefit provided to CRA's clients. Fixed-price contracts generally convert to time-and-materials contracts in the event the contract terminates. CRA's management maintains contact with project managers to discuss the status of the projects and, for fixed-price engagements, management is updated on the budgeted costs and resources required to complete the project. These budgets are then used to calculate revenue recognition and to estimate the anticipated income or loss on the project. Occasionally, CRA has been required to commit unanticipated additional resources to complete projects, which has resulted in lower than anticipated income or losses on those contracts. CRA may experience similar situations in the future. Provisions for estimated losses on contracts are made during the period in which such losses become probable and can be reasonably estimated. To date, such losses have not been significant.

        Revenues also include reimbursable expenses, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. Reimbursable expenses are as follows (in thousands):

	Year Ended	Year Ended	Transition Period	Year Ended
	December 29, 2012 (52 weeks)	December 31, 2011 (52 weeks)	January 1, 2011 (5 weeks)	November 27, 2010 (52 weeks)
Reimbursable expenses	$33,530	$39,722	$2,936	$37,585

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

Cash Equivalents and Investments

        Cash equivalents consist principally of funds holding only U.S. government obligations, money market funds, and commercial paper, with maturities of three months or less when purchased. As of December 29, 2012, a substantial portion of the Company's cash accounts was concentrated at a single financial institution, which potentially exposes the Company to credit risks. As of December 29, 2012, the financial institution has generally "stable" credit ratings and the Company has not experienced any losses related to such accounts. The short-term credit rating of this financial institution is A-1 by Standard & Poor's ratings services. The Company does not believe that there is significant risk of non-performance by the financial institution and the cash on deposit is fully liquid. The Company continually monitors the credit ratings of the institution.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Short-term investments generally consisted of commercial paper and Canadian government bonds with maturities of more than three months and less than one year when purchased. These short-term investments were expected to be held-to-maturity and were classified as such in the accompanying consolidated financial statements. At December 29, 2012, CRA did not hold any short-term investments. As of December 31, 2011, short-term investments included $14.5 million in commercial paper and are considered Level 2 inputs within the fair value hierarchy.

        The carrying amounts of these instruments classified as cash equivalents and short-term investments are stated at amortized cost, which approximates fair value because of their short-term maturity. If a decline in fair value below the amortized cost basis of an investment is judged to be other-than-temporary, the cost basis of the investment is written down to fair value. For those investments for which the fair value of the investment is less than its amortized cost, the credit-related portion of other-than-temporary impairment losses is recognized in earnings while the noncredit-related portion is recognized in other comprehensive income, net of related taxes. The Company does not intend to sell such investments, if any, and it is more likely than not that it will not be required to sell such investments prior to the recovery of its amortized cost basis less any current period credit losses. During fiscal 2012, fiscal 2011, the five-week transition period ended January 1, 2011, and fiscal 2010, the Company did not write-down any investment balances.

Fair Value of Financial Instruments

        The Company's financial instruments, including cash, cash equivalents, investments, accounts receivable, loans and advances from employees and non-employee experts, accounts payable, and accrued expenses, are carried at cost, which approximates their fair value because of the short-term maturity of these instruments or their stated interest rates are indicative of market interest rates.

Goodwill

        In accordance with ASC Topic 350, "Intangibles—Goodwill and Other", goodwill is not subject to amortization, but is monitored at least annually for impairment, or more frequently, as necessary, if events or circumstances exist that would more likely than not reduce the fair value of the reporting unit below its carrying amount. For the Company's goodwill impairment analysis, the Company operates under one reporting unit. Any impairment would be measured based upon the fair value of the related asset. Under ASC Topic 350, in performing the first step of the goodwill impairment testing and measurement process, the Company compares its entity-wide estimated fair value to net book value to identify potential impairment. Management estimates the entity-wide fair value utilizing the Company's market capitalization, plus an appropriate control premium. Market capitalization is determined by multiplying the shares outstanding on the test date by the market price of CRA's common stock on that date. The Company has utilized a control premium which considers appropriate industry, market and other pertinent factors, including indications of such premiums from data on recent acquisition transactions. If the fair value of the Company is less than its net book value, the second step is performed to determine if goodwill is impaired. If the Company determines through the impairment evaluation process that goodwill has been impaired, an impairment charge would be recorded in the consolidated statement of operations.

        Late in the second quarter of fiscal 2012, the Company's stock price experienced a decline. In the third quarter of fiscal 2012, the Company's stock price improved but remained below the price levels experienced in fiscal 2011 and the first five months of fiscal 2012. The Company did not record any impairment losses related to goodwill or intangible assets during the fiscal year to date period ended September 29, 2012 as the stock price decline was not deemed to be more than temporary, there were no other events or circumstances that would more likely than not reduce the Company's fair value below its carrying amount, and Company's management felt that an increase in the stock price was a

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

reasonable expectation. However, the depressed stock price levels persisted into the fourth quarter of 2012 and through the date of the Company's annual impairment test date performed in the fourth quarter of fiscal 2012. When the Company performed its annual impairment test, its net book value exceeded its market capitalization plus an estimated control premium. Therefore, the Company was required to perform the second step of the goodwill impairment test. In this step, the Company's fair value is allocated among all of its assets and liabilities, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the Company were being acquired in a business acquisition. If the implied fair value of goodwill is less than the recorded goodwill, an impairment charge is recorded for the difference. During the process of conducting the second step of the annual goodwill impairment test in the fourth quarter of fiscal 2012, the Company identified significant unrecognized intangible assets. The combination of these hypothetical unrecognized intangible assets and other hypothetical unrecognized fair value changes to the carrying values of other assets and liabilities, together with the lower fair value calculated in the first step of the annual impairment test, resulted in a non-cash goodwill impairment charge of $71.4 million in the fourth quarter of fiscal 2012.

        The re-measurement of goodwill is classified as a Level 3 fair value assessment due to the significance of unobservable inputs developed using Company-specific information. The Company used a combination of the income, cost and market approach techniques to determine the fair value of its assets and liabilities. The fair value adjustment to goodwill was computed as the difference between the Company's fair value and the fair value of underlying assets and liabilities. The unobservable inputs used to determine the fair value of the underlying assets and liabilities were based on Company-specific information such as estimates of revenue and cost growth rates, profit margins, discount rates, and cost estimates.

Intangible Assets

        Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their estimated useful lives. Intangible assets consist of non-competition agreements, customer relationships, customer lists, developed technology, and trademarks, all of which are generally amortized on a straight-line basis over their remaining useful lives of four to ten years.

Property and Equipment

        Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method based on the estimated useful lives of three years for computer equipment, three to ten years for computer software, and ten years for furniture and fixtures. Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the lease term or the estimated useful life of the leasehold improvements. Expenditures for maintenance and repairs are expensed as incurred. Expenditures for renewals and betterments are capitalized.

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

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Impairment of Long-Lived Assets

        The Company reviews the carrying value of its long-lived assets (primarily property and equipment and intangible assets) to assess the recoverability of these assets whenever events or circumstances indicate that impairment may have occurred. Factors CRA considers important that could trigger an impairment review include the following:

  •
  a significant underperformance relative to expected historical or projected future operating results;

  •
  a significant change in the manner of CRA's use of the acquired asset or the strategy for CRA's overall business; and

  •
  a significant negative industry or economic trend.

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

        A rollforward of the accounts receivable allowances is as follows (in thousands):

	Fiscal Year	Fiscal Year
	2012	2011
Balance at beginning of period	$6,548	$7,036
Change related to NeuCo	—	(155)
Additions charged to revenues	6,808	4,628
Amounts written off	(3,897)	(4,961)

Balance at end of period	$9,459	$6,548

        Amounts deemed uncollectible are recorded as a reduction to revenues.

        The consolidated statement of cash flows for the fiscal year ended December 31, 2011, the five-week period ended January 1, 2011 and the fiscal year ended November 27, 2010 has been adjusted to properly present the noncash component related to the Company's change in accounts

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

receivable. These amounts were previously presented on a net basis. This revision is not material to the Company's consolidated financial statements taken as a whole.

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

        For share-based awards granted to non-employee experts, CRA accounts for the compensation under variable accounting in accordance with ASC Topic 718 and ASC Topic 505-50, "Equity-Based Payments to Non-Employees" (formerly Emerging Issues Task Force 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services"), and recognizes the cost over the related vesting period. For performance-vesting restricted stock units awarded to employees, CRA accounts for the compensation under variable accounting in accordance with ASC Topic 718, and recognizes the cost over the related vesting period.

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

Foreign Currency Translation

        Balance sheet accounts of the Company's foreign subsidiaries are translated into U.S. dollars at year-end exchange rates and operating accounts are translated at average exchange rates for each year. The resulting translation adjustments are recorded in shareholders' equity as a component of accumulated other comprehensive income (loss). Foreign currency transactions are translated at current exchanges rates, with adjustments recorded in the statement of operations. The effect of transaction gains and losses recorded in income (loss) amounted to a loss of $0.2 million for fiscal 2012, a loss of $0.4 million for fiscal 2011, a gain of $47,000 during the five-week transition period ended January 1, 2011, and a loss of $0.5 million for fiscal 2010.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        In December 2010, the FASB issued ASU No. 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts ("ASU 2010-28"). ASU 2010-28 clarifies the requirement to test for impairment of goodwill. Topic 350 requires that goodwill be tested for impairment if the carrying amount of a reporting unit exceeds its fair value. Under ASU 2010-28, when the carrying amount of a reporting unit is zero or negative, an entity must assume that it is more likely than not that a goodwill impairment exists, perform an additional test to determine whether goodwill has been impaired, and calculate the amount of that impairment. The modifications to Topic 350 resulting from the issuance of ASU 2010-28 are effective for fiscal years beginning after December 15, 2010 and interim periods within those years. The adoption of the provisions of ASU 2010-28 in fiscal 2011 had no effect on the Company's financial position, results of operations, cash flows, or disclosures.

Comprehensive Income

        In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income ("ASU 2011-05"). The objective of ASU 2011-05 is to increase the prominence of items reported in other comprehensive income. The main provisions of ASU 2011-05 provide that an entity that reports items of other comprehensive income has the option to present comprehensive income in either one or two consecutive financial statements. ASU 2011-05 is effective

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. The Company adopted ASU 2011-05 in the first quarter of fiscal 2012 and elected to present other comprehensive income in two consecutive financial statements. The Company's adoption of ASU 2011-05 had no impact on its financial position, results of operations, or cash flows.

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

Business Combinations

        In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations ("ASU 2010-29"), which requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The amendments in ASU 2010-29 are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of the provisions of ASU 2010-29 in fiscal 2011 had no effect on the Company's financial position, results of operations, cash flows, or disclosures.

2.     Prepaids and Other Assets

        Prepaid expenses and other assets consist of the following (in thousands):

	December 29, 2012	December 31, 2011
Forgivable loans and term loans to employees and non-employee experts	$11,875	$1,343
Income taxes receivable	4,104	93
Subscriptions and licenses	1,395	1,170
Prepaid insurance	1,330	1,515
Prepaid rent and deposits	968	1,191
Other	3,329	2,912

Total	$23,001	$8,224

        In order to attract and retain highly skilled professionals, the Company may issue forgivable loans or term loans to employees and non-employee experts. A portion of the term loans are collateralized. The forgivable loans are unsecured with terms between three and eight years. The principal amount of forgivable loans and accrued interest is forgiven by the Company over the term of the loans, so long as the employee or non-employee expert continues employment or affiliation with the Company and complies with certain contractual requirements. The expense associated with the forgiveness of the principal amount of the loans is recorded as compensation expense over the service period, which is consistent with the term of the loans. During fiscal 2012 and fiscal 2011, the Company issued approximately $20.7 million and $5.5 million, respectively, in forgivable loans and term loans to employees and non-employee experts for future service. These loans are classified in "prepaid and other assets" and "other assets" on the accompanying balance sheet as of December 29, 2012 and December 31, 2011.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.     Goodwill and Intangible Assets

        The changes in the carrying amount of goodwill for fiscal 2012 and fiscal 2011 are as follows (in thousands):

Balance at January 1, 2011	$140,681
Goodwill adjustments related to acquisitions	85
Effect of foreign currency translation and other adjustments	(112)

Balance at December 31, 2011	$140,654

Goodwill impairment	(71,394)
Goodwill adjustments related to sale of practice	(29)
Effect of foreign currency translation and other adjustments	1,534

Balance at December 29, 2012	$70,765

        When the Company performed its annual impairment test in the fourth quarter of fiscal 2012, its net book value exceeded its market capitalization plus an estimated control premium. Therefore, the Company was required to perform the second step of the goodwill impairment test, which resulted in a goodwill impairment charge of $71.4 million. The Company recorded this non-cash goodwill impairment charge in the fourth quarter of fiscal 2012.

        There were no impairment losses related to goodwill or intangible assets during fiscal 2011. During the five weeks ended January 1, 2011, in connection with the sale of its Asia-Pacific based Energy practice, the Company recorded a charge of approximately $39,000 related to the write-off of goodwill. In fiscal 2010, in connection with the sale of select practice areas, the Company recorded charges of $0.3 million in the aggregate related to the write-off of goodwill.

        Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives.

        The components of acquired identifiable intangible assets are as follows (in thousands):

	December 29, 2012	December 31, 2011
Non-competition agreements, net of accumulated amortization of $3,311, and $2,804, respectively	$1,047	$1,475
Customer relationships, net of accumulated amortization of $2,840 and $2,529, respectively	691	948
Other intangible assets, net of accumulated amortization of $971, and $1,473, respectively	96	49

	$1,834	$2,472

        Amortization of intangible assets was $0.8 million, $0.9 million, $0.1 million, and $1.0 million in fiscal 2012, fiscal 2011, the five-week transition period ended January 1, 2011, and fiscal 2010,

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

respectively. Amortization of intangible assets held at December 29, 2012 for the next five fiscal years is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
2013	$767
2014	616
2015	278
2016	92
2017	49

$1,802

4.     Property and Equipment

        Property and equipment consist of the following (in thousands):

	December 29, 2012	December 31, 2011
Computer, office equipment and software	$24,867	$25,478
Leasehold improvements	20,622	25,569
Furniture	7,886	9,169

	53,375	60,216
Accumulated depreciation and amortization	(35,395)	(38,605)

	$17,980	$21,611

        Depreciation expense, including amounts recorded in costs of services, was $5.0 million, $4.1 million, $0.4 million, and $5.2 million in fiscal 2012, fiscal 2011, the five-week transition period ended January 1, 2011, and fiscal 2010, respectively.

5.     Other Assets

        Other Assets consist of the following (in thousands):

	December 29, 2012	December 31, 2011
Forgivable loans and term loans to employees and non-employee experts	$17,364	$12,612
Other	4,307	4,729

Total	$21,671	$17,341

        In order to attract and retain highly skilled professionals, the Company may issue forgivable loans or term loans to employees and non-employee experts. A portion of the term loans are collateralized. The forgivable loans are unsecured with terms between three and eight years. The principal amount of forgivable loans and accrued interest is forgiven by the Company over the term of the loans, so long as the employee or non-employee expert continues employment or affiliation with the Company and complies with certain contractual requirements. The expense associated with the forgiveness of the principal amount of the loans is recorded as compensation expense over the service period, which is consistent with the term of the loans. These loans are classified in "prepaid and other assets" and "other assets" on the accompanying balance sheet as of December 29, 2012 and December 31, 2011.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.     Accrued Expenses

        Accrued expenses consist of the following (in thousands):

	December 29, 2012	December 31, 2011
Compensation and related expenses	$40,329	$53,438
Income taxes payable	626	2,602
Other	4,350	4,462

	$45,305	$60,502

        As of December 29, 2012 and December 31, 2011, approximately $28 million and $39 million of accrued bonuses for fiscal 2012 and fiscal 2011, respectively, were included above in "Compensation and related expenses".

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

        The carrying amount of the common stock component of the convertible debentures was $7.7 million as of each of December 29, 2012 and December 31, 2011 and is included in common stock.

        Through June 15, 2011, the effective interest rate of the debentures for fiscal 2011 was 5.7%. The effective interest rates of the debentures for the five-week transition period ended January 1, 2011 and fiscal 2010 were 5.7% and 5.6% respectively.

        For fiscal 2011, the five-week transition period ended January 1, 2011, and fiscal 2010, the contractual interest, amortization of prepaid debt issuance costs, and amortization of the discount included in interest expense was $0.6 million, $0.1 million, and $2.9 million, respectively.

        Borrowings under the Revolving Line of Credit.    The Company has a $60.0 million revolving line of credit with RBS Citizens, N.A with a maturity date of April 30, 2014. The revolving line of credit provides CRA with the additional flexibility to meet any unforeseen financial requirements. The amounts available under this revolving line of credit are constrained by various financial covenants and are reduced by certain letters of credit outstanding, which amounted to $0.6 million as of December 29, 2012. There were no amounts outstanding under this revolving line of credit as of December 29, 2012 or December 31, 2011.

        Under the senior loan agreement with RBS Citizens that governs the line of credit, the Company must comply with various financial and non-financial covenants. As of December 29, 2012, the Company was in compliance with its agreement with the bank. Borrowings under the credit facility bear interest at LIBOR plus an applicable margin. Applicable margins range from 1.75% to 2.75%, depending on the ratio of the Company's consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the preceding four fiscal quarters, subject to various adjustments stated in the senior loan agreement. A commitment fee of 0.25% is payable on the unused portion of the credit facility.

        Borrowings under the credit facility are secured by 100% of the stock of certain of CRA's U.S. subsidiaries and 65% of the stock of CRA's foreign subsidiaries, which represents approximately $9.8 million in net assets as of December 29, 2012.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.     Employee Benefit Plans

        The Company maintains qualified defined-contribution plans under Section 401(k) of the Internal Revenue Code, covering substantially all U.S. employees who meet specified age and service requirements. Company contributions are made at the discretion of the Company, and cannot exceed the maximum amount deductible under applicable provisions of the Internal Revenue Code. Company contributions under these plans amounted to approximately $1.8 million, $2.7 million, $0.2 million, and $2.2 million, for fiscal 2012, fiscal 2011, the five-week transition period ended January 1, 2011, and fiscal 2010, respectively.

9.     Leases

        At December 29, 2012, the Company had the following minimum rental commitments for office space and equipment leases, all of which are under non-cancelable operating leases (in thousands):

Fiscal Year	Rental Commitments
2013	$14,187
2014	13,389
2015	8,248
2016	2,843
2017	1,320
Thereafter	818

$40,805
Future minimum rentals under sublease arrangements	(5,847)

$34,958

        Certain office leases contain renewal options that the Company may exercise at its discretion, which were not included in the amounts above. Rent expense was approximately $12.4 million in fiscal 2012, $13.6 million in fiscal 2011, $1.3 million for the five-week transition period ended January 1, 2011, and $15.7 million in fiscal 2010. Included in rent expense were $0.9 million, $1.0 million, and $2.1 million in restructuring charges in fiscal 2012, fiscal 2011, and fiscal 2010, respectively.

        The Company is party to standby letters of credit with its bank in support of the minimum future lease payments under leases for office space amounting to $0.4 million as of December 29, 2012.

10.   Net Income (Loss) Per Share

        Basic net income (loss) per share represents net income (loss) divided by the weighted average shares of common stock outstanding during the period. Diluted net income per share represents net income divided by the weighted average shares of common stock and common stock equivalents, if applicable, outstanding during the period. Common stock equivalents arise from stock options and unvested shares of restricted stock, using the treasury stock method. Under the treasury stock method, the amount the Company would receive on the exercise of stock options and the vesting of shares of restricted stock, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in common stock when these stock options and shares of restricted stock become deductible are assumed to be used to repurchase shares at the average share price over the applicable fiscal period, and these repurchased shares are netted against the shares underlying these stock options and these unvested shares of restricted stock. A

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

reconciliation of basic to diluted weighted average shares of common stock outstanding is as follows (in thousands):

	Fiscal Year 2012	Fiscal Year 2011	Transition Period	Fiscal Year 2010
Basic weighted average shares outstanding	10,167	10,555	10,567	10,643
Common stock equivalents:
Stock options and restricted stock	—	184	—	130

Diluted weighted average shares outstanding	10,167	10,739	10,567	10,773

        For fiscal 2012, fiscal 2011, the five-week transition period ended January 1, 2011, and fiscal 2010, certain share-based awards, which amounted to 1,947,992, 1,045,351, 1,244,708 and 1,047,146 shares, respectively, were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding because they were anti-dilutive. These share-based awards were anti-dilutive because their exercise price exceeded the average market price over the applicable period. Additionally, approximately 140,000 and 174,000 common stock equivalents were excluded from diluted weighted average shares outstanding for fiscal 2012 and the five-week transition period ended January 1, 2011, respectively, because they were anti-dilutive as the Company had a net loss for those periods.

11.   Common Stock

        Share-Based Compensation.    Approximately $4.9 million, $5.7 million, $0.8 million, and $6.4 million of share-based compensation expense were recorded in fiscal 2012, fiscal 2011, the five-week transition period ended January 1, 2011, and fiscal 2010, respectively, as an increase to common stock for share-based payment awards made to the Company's employees and directors, based on the estimated grant date fair values of stock options and shares of restricted stock vesting during the period.

        CRA also recorded $79,000, $34,000, $11,000, and $0.1 million for fiscal 2012, fiscal 2011, the five-week transition period ended January 1, 2011, and fiscal 2010, respectively, in shared-based compensation expense for grants to non-employee experts.

        Restricted Share Vesting.    In fiscal 2012, fiscal 2011, and fiscal 2010, 216,528, 164,086, and 137,622 shares of restricted stock vested, respectively. CRA redeemed 69,207, 50,724, and 43,484 of these shares from their holders in order to pay $1.4 million, $1.1 million, and $1.1 million, respectively, of employee tax withholdings. There were no shares of restricted stock that vested during the five-week transition period ended January 1, 2011.

        Common Stock Repurchases and Retirements.    On July 6, 2010, the Company announced that its Board of Directors approved a share repurchase program of up to $5 million of the Company's common stock. On August 30, 2011, February 22, 2012 and August 10, 2012, the Board of Directors authorized the repurchase of up to an additional $7.5 million, $4.45 million, and $5.0 million, respectively, of the Company's common stock under this program. During fiscal 2012, the Company repurchased and retired 466,109 shares of its common stock under this program at an aggregate price of approximately $9.1 million, resulting in approximately $3.6 million available for future repurchases as of December 29, 2012. During fiscal 2011, the Company repurchased and retired 398,372 shares of its common stock under this program at an aggregate price of approximately $9.1 million.

        In addition, during fiscal 2010, the Company repurchased 10,319 shares of its common stock from non-employee experts and employees based on contractual rights of first purchase contained in their stock purchase agreements with the Company. During fiscal 2012, fiscal 2011, and the transition period,

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Company did not repurchase any shares of its common stock from non-employee experts and employees based on contractual rights of first purchase contained in their stock purchase agreement with the Company.

        The Company records the retirement of its repurchased common stock as a reduction to common stock.

        Exercise of Stock Options.    During fiscal 2012, 47,185 options were exercised for $0.6 million of proceeds. During fiscal 2011, 47,009 options were exercised for $0.6 million of proceeds. There were no stock options exercised during the five-week transition period ended January 1, 2011. During fiscal 2010, 68,435 options were exercised for $1.0 million of proceeds.

        Tax Deficit on Stock Option Exercises and Restricted Share Vesting.    The Company recorded tax deficits on stock options exercises and vesting of shares of restricted stock as a decrease to common stock in fiscal 2012, fiscal 2011, the five week transition period ended January 1, 2011, and fiscal 2010 totaling $0.6 million, $0.6 million, $0.8 million and $1.1 million, respectively.

        Convertible Debenture Extinguishment.    The Company recorded $41,000 as an increase to common stock in fiscal 2010 related to the repurchase of convertible debentures. There were no amounts recorded to common stock in fiscal 2012, fiscal 2011 and the five-week transition period ended January 1, 2011 related to the repurchase of convertible debentures.

12.   Share-Based Compensation

        CRA recorded $4.9 million, $5.7 million, $0.8 million, and $6.5 million of compensation expense for fiscal 2012, fiscal 2011, the five-week transition period ended January 1, 2011, and fiscal 2010, respectively, for share-based awards consisting of stock options, shares of restricted stock and time-vesting restricted stock units issued to employees and directors based on their respective estimated grant date fair values. Compensation expense also includes performance-vesting restricted stock units issued to employees that are accounted for under variable accounting in accordance with ASC Topic 718.

        Compensation expense, net of tax, was $3.0 million, $3.5 million, $0.5 million, and $3.9 million in fiscal 2012, fiscal 2011, the five-week transition period ended January 1, 2011, and fiscal 2010, respectively, for share-based awards made to the Company's employees and directors consisting of stock options, shares of restricted stock, and time-vesting restricted stock units issued to employees and directors based on their respective estimated grant date fair values and for performance-vesting restricted stock units issued to employees that are accounted for under variable accounting. In addition, the Company recorded $79,000, $34,000, $11,000, and $0.1 million of share-based compensation expense, net of tax, during fiscal 2012, fiscal 2011, the five-week transition period ended January 1, 2011, and fiscal 2010, respectively, for share-based awards consisting of stock options and shares of restricted stock issued to non-employees (other than directors).

        The weighted average fair market value using the Black-Scholes option-pricing model of the stock options granted in fiscal 2011 and fiscal 2010 was $10.01 and $9.21, respectively. There were no stock options granted during fiscal 2012 or the transition period. The fair market value of the stock options

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2011	2010
Risk-free interest rate	1.0%	1.2%
Expected volatility	54%	51%
Weighted average expected life (in years)	5.00	5.00
Expected dividends	—	—

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

        CRA maintains share-based compensation plans that use restricted stock, stock options, restricted stock units, as well as an employee stock purchase plan, to provide incentives to its directors, employees and independent contractors.

        CRA's Amended and Restated 2006 Equity Incentive Plan, as amended (the "2006 Incentive Plan"), authorizes the grant of a variety of incentive and performance awards to the Company's directors, employees and independent contractors, including incentive stock options, nonqualified stock options, restricted stock awards, restricted stock unit awards, performance awards and other share-based awards. Each share of the Company's common stock issued pursuant to an award (other than a stock option) granted under the 2006 Incentive Plan on or after April 30, 2010 counts as 1.83 shares against the maximum number of shares issuable under the plan, as does any restricted stock unit or other performance award granted under the plan on or after April 30, 2010 to the extent that shares of the Company's common stock were or will be used for measurement purposes. This "fungibility ratio" with respect to shares of the Company's common stock issued pursuant to awards (other than stock options) granted under the plan, as well as restricted stock unit and other performance awards granted under the plan to the extent that shares of the Company's common stock are used for measurement purposes, was 2.2 for grants made on or after March 12, 2008 and before April 30, 2010 and 1.8 for grants made before March 12, 2008. The maximum number of shares issuable under the 2006 Incentive Plan is 4,874,000, consisting of (1) 500,000 shares initially reserved for issuance under the 2006 Incentive Plan, (2) 1,000,000 shares that either remained for future awards under our 1998 Incentive and Nonqualified Stock Option Plan (the "1998 Plan") on April 21, 2006, the date the Company's shareholders initially approved the 2006 Incentive Plan, or were subject to stock options issued under the 1998 Plan that were forfeited or terminated after April 21, 2006, (3) 210,000 shares approved by the Company's shareholders in 2008, (4) 1,464,000 shares approved by the Company's shareholders in 2010, and (5) the 1,700,000 shares that the Company has determined to use of the 2,500,000 shares approved by the Company's shareholders in 2012.

        During fiscal 2009, the Company implemented a long-term incentive program ("LTIP") for certain key employees. Under this program, participants may receive a mixture of stock options, restricted stock units, and performance-vesting restricted stock units. The program is designed to reward key employees and provide participants the opportunity to share in the long-term growth of the Company. During fiscal 2011, fiscal 2010 and fiscal 2009, the Company granted options, restricted stock units, and performance-vesting restricted stock units under this program. There were no awards were granted under this program during fiscal 2012. The awards were granted under the 2006 Incentive Plan and are included in the discussion below.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following is a rollforward of the maximum number of shares issuable under the 2006 Incentive Plan as of December 29, 2012:

	Actual Shares	Shares Using Fungibility Ratio
Maximum shares of common stock issuable under the 2006 Incentive Plan		4,874,000
Restricted shares or units granted/reserved through March 12, 2008	467,644	(841,634)
Restricted shares or units granted/reserved from March 12, 2008 to April 29, 2010	343,521	(755,746)
Restricted shares or units granted/reserved on or after April 30, 2010	626,877	(1,147,184)
Cancellation of restricted shares or units through March 12, 2008	91,277	164,299
Cancellation of restricted shares or units from March 12, 2008 to April 29, 2010	19,126	42,077
Cancellation of restricted shares or units on or after April 30, 2010	23,434	42,884
Options granted		(653,655)
Options cancelled		153,389
Options forfeited		10,000

Shares available for grant under the 2006 Incentive Plan		1,888,430

        Under the 1998 Plan, 3,839,216 options to purchase shares have been granted. With the adoption of the 2006 Incentive Plan, no new options will be granted under the 1998 Plan. Under the terms of the 1998 Plan, options have been granted at an exercise price equal to the fair market value of the shares of common stock at the date of grant. Vesting terms were determined at the discretion of the Board of Directors and generally range from immediate vesting to vesting at various rates up to five years. In general, stock options terminate 10 years after the date of grant.

        In addition, under the Company's 2004 Nonqualified Inducement Stock Option Plan, options to purchase 359,420 shares have been granted. With the adoption of the 2006 Incentive Plan, no new stock options will be granted under the 2004 Nonqualified Inducement Stock Option Plan.

        During fiscal 2009, the Company adopted the 2009 Nonqualified Inducement Stock Option Plan. There are a maximum of 250,000 shares available for issuance pursuant to stock option grants under the 2009 Nonqualified Inducement Stock Option Plan. During fiscal 2009, stock options to purchase 200,000 shares were granted. Each stock option vests over four years, has a term of seven years, and an exercise price equal to $50.00 per share. There are an additional 50,000 stock options available for grant under this plan.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        A summary of option activity from all plans is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2011	1,315,467	$31.82
Fiscal 2012:
Granted	—	—
Exercised	(47,185)	13.71
Forfeited	(98,804)	34.39

Outstanding at December 29, 2012	1,169,478	32.33	3.23	$45

Options exercisable at December 29, 2012	867,902	$34.70	2.57	$45

        The aggregate intrinsic value of stock options exercised in fiscal 2012, fiscal 2011, and fiscal 2010 was approximately $0.4 million, $0.6 million, and $0.5 million, respectively. There were no stock options exercised during the five-week transition period ended January 1, 2011. The following table summarizes stock options outstanding and stock options exercisable as of December 29, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 29, 2012	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number Exercisable at December 29, 2012	Weighted-Average Exercise Price
$10.86 - 20.75	17,122	1.19	$16.60	15,255	$16.09
$20.76 - 21.91	366,207	5.40	$21.68	135,084	$21.60
$21.92 - 22.81	79,360	0.44	$22.81	79,360	$22.81
$22.82 - 29.07	122,326	3.55	$25.00	91,240	$25.22
$29.08 - 32.09	53,502	1.34	$32.00	53,502	$32.00
$32.10 - 32.26	154,147	1.36	$32.26	154,147	$32.26
$32.27 - 48.85	83,250	2.24	$38.80	83,250	$38.80
$48.86 - 50.00	150,000	3.51	$50.00	112,500	$50.00
$50.01 - 53.72	143,564	2.19	$50.87	143,564	$50.87

Total	1,169,478	3.23	$32.33	867,902	$34.70

        The following table summarizes the status of CRA's non-vested stock options since December 31, 2011:

	Non-vested Options
	Number of Shares	Weighted-Average Fair Value
Non-vested at December 31, 2011	499,865	$8.92
Granted	—	—
Vested	(163,306)	8.90
Forfeited	(34,983)	9.27

Non-vested at December 29, 2012	301,576	$8.89

        The total fair value of stock options that vested during fiscal 2012, fiscal 2011, the five-week transition period ended January 1, 2011, and fiscal 2010 was $1.5 million, $1.1 million, $2,250, and $0.9 million, respectively. As of December 29, 2012, there was $2.5 million of total unrecognized

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

compensation cost, net of expected forfeitures, related to non-vested stock options granted. That cost is expected to be recognized over a weighted-average period of 2.3 years.

        CRA grants restricted stock and time-vesting restricted stock unit awards, which are subject to the execution of a restricted stock agreement or restricted stock unit agreement, as applicable. Generally, shares of restricted stock and time-vesting restricted stock units vest in four equal annual installments beginning on the first anniversary of the date of grant. Total unrecognized compensation cost, net of expected forfeitures, related to restricted stock and time-vesting restricted stock unit awards as of December 29, 2012 was $4.5 million, which is expected to be recognized over a weighted-average period of 2.3 years.

        The following table summarizes the status of CRA's non-vested restricted stock and time-vesting restricted stock unit awards since December 31, 2011:

	Non-vested Restricted Stock and Stock Units
	Number of Shares	Weighted-Average Fair Value
Non-vested at December 31, 2011	383,085	$24.23
Granted	154,887	20.89
Vested	(216,528)	25.81
Forfeited	(22,311)	21.82

Non-vested at December 29, 2012	299,133	$22.49

        As of December 29, 2012, there were 159,423 vested shares outstanding that include a right of first refusal provision in favor of the Company. As of December 29, 2012, there were 181,740 stock options exercisable that include this right of first refusal provision.

        Performance share awards are valued based on the fair value of CRA's stock as of the grant date and expense is recognized based on the number of shares expected to vest under the terms of the award under which they are granted. As of December 29, 2012, up to approximately 160,000 shares will become issuable under performance share awards upon achievement of certain financial performance goals, including revenue and profits, for a measurement period falling within the first quarter of fiscal 2012 through the fourth quarter of fiscal 2013. Additionally, up to approximately 132,000 shares will become issuable under performance share awards upon achievement of certain financial performance goals, including revenue and profits, for a measurement period falling within the fourth quarter of fiscal 2009 through the third quarter of fiscal 2013.

        The Company adopted its 1998 Employee Stock Purchase Plan. The Stock Purchase Plan authorizes the issuance of up to an aggregate of 243,000 shares of common stock to participating employees at a purchase price equal to 85% of fair market value on either the first or the last day of the one-year offering period under the Stock Purchase Plan. In fiscal 2012, fiscal 2011, the five-week period ended January 1, 2011, and fiscal 2010, there were no offering periods under the Stock Purchase Plan and no shares were issued.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   Business Segment and Geographic Information

        CRA operates in one business segment, which is consulting services. Revenue and long-lived assets by country, based on the physical location of the operation to which the revenues or the assets relate, are as follows (in thousands):

	Fiscal Year	Fiscal Year	Transition Period	Fiscal Year
	2012 (52 weeks)	2011 (52 weeks)	January 1, 2011 (5 weeks)	2010 (52 weeks)
Revenue:
United States	$207,779	$224,661	$17,030	$211,390
United Kingdom	51,059	58,426	3,504	54,496
Other	11,552	22,141	1,716	21,538

Total foreign	62,611	80,567	5,220	76,034

	$270,390	$305,228	$22,250	$287,424

	December 29, 2012	December 31, 2011
Long-lived assets (property and equipment, net):
United States	$15,442	$17,632
United Kingdom	2,452	3,716
Other	86	263

Total foreign	2,538	3,979

	$17,980	$21,611

14.   Income Taxes

        The components of income (loss) before (provision) benefit for income taxes are as follows (in thousands):

	Fiscal Year	Fiscal Year	Transition Period	Fiscal Year
	2012 (52 weeks)	2011 (52 weeks)	January 1, 2011 (5 weeks)	2010 (52 weeks)
Income (loss) before (provision) benefit for income taxes:
U.S.	$(27,290)	$26,150	$(2,674)	$7,456
Foreign	(30,733)	1,933	1,728	(1,223)

Total	$(58,023)	$28,083	$(946)	$6,233

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The components of income tax provision (benefit) have been recorded in the Company's financial statements as follows (in thousands):

	Fiscal Year	Fiscal Year	Transition Period	Fiscal Year
	2012 (52 weeks)	2011 (52 weeks)	January 1, 2011 (5 weeks)	2010 (52 weeks)
Income tax provision (benefit)	$(5,180)	$11,138	$(288)	$4,273
Tax deficit on stock option exercises and restricted share vesting charged directly to common stock	576	639	839	1,131

	$(4,604)	$11,777	$551	$5,404

        The provision (benefit) for income taxes consists of the following (in thousands):

	Fiscal Year	Fiscal Year	Transition Period	Fiscal Year
	2012 (52 weeks)	2011 (52 weeks)	January 1, 2011 (5 weeks)	2010 (52 weeks)
Currently payable:
Federal	$3,637	$15,964	$(70)	$1,225
Foreign	50	309	49	771
State	1,015	3,604	—	99

	4,702	19,877	(21)	2,095
Deferred:
Federal	(8,163)	(6,829)	(217)	1,837
Foreign	21	(286)	—	(71)
State	(1,740)	(1,624)	(50)	412

	$(9,882)	$(8,739)	$(267)	$2,178

	$(5,180)	$11,138	$(288)	$4,273

        A reconciliation of the Company's tax rates with the federal statutory rate is as follows:

	Fiscal Year	Fiscal Year	Transition Period	Fiscal Year
	2012	2011	January 1, 2011	2010
Federal statutory rate	(35.0)%	35.0%	(35.0)%	35.0%
State income taxes, net of federal income tax benefit	(1.3)	7.0	(5.2)	8.2
Goodwill impairment	20.6	—	—	—
Foreign losses benefited	(0.1)	(3.0)	(1.5)	(6.3)
Losses not benefited	4.2	—	27.0	17.3
Foreign rate differential	2.1	0.9	(40.8)	7.2
Foreign tax credit	(0.5)	(1.4)	—	(2.4)
Disposition of foreign operations	—	—	22.5	—
Impact of NeuCo's tax provision charges	0.1	1.2	—	4.0
Permanently disallowed expenses	1.0	1.5	2.7	7.8
Other	—	(1.5)	(0.1)	(2.2)

	(8.9)%	39.7%	(30.4)%	68.6%

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The components of the Company's deferred tax assets (liabilities) are as follows (in thousands):

	December 29, 2012	December 31, 2011
Deferred tax assets:
Accrued compensation and related expense	$16,743	$19,340
Tax basis in excess of financial basis of net accounts receivable	2,382	2,271
Net operating loss carryforwards	6,682	4,090
Tax basis in excess of financial basis of fixed assets	978	2,082
Excess tax over book amortization	5,926	—
Accrued expenses and other	2,565	2,202

Total gross deferred tax assets	35,276	29,985
Less: valuation allowance	(7,287)	(5,027)

Total deferred tax assets net of valuation allowance	27,989	24,958
Deferred tax liabilities:
Excess book over tax amortization	—	6,319
Tax basis in excess of financial basis of debentures	6,371	6,295

Total deferred tax liabilities	6,371	12,614

Net deferred tax assets	$21,618	$12,344

        In general, a valuation allowance is recorded against deferred tax assets because management believes, after considering the available evidence, that it is more likely than not that the assets will not be realized. Reductions in valuation allowances are a result of management's consideration of historical profitability future expected results, and the nature of the related deferred tax assets. The net change in the total valuation allowance for fiscal 2012 was an increase of approximately $2.3 million compared to fiscal 2011. The net change was related to the recording of additional valuation allowances against certain foreign net deferred assets including foreign net operating losses of $2.5 million reduced by the utilization of $0.2 million of certain prior net operating losses. The net change in the total valuation allowance for fiscal 2011 was a decrease of approximately $2.3 million compared to the five-week transition period ended January 1, 2011. The net change was related to the release of valuation allowances against certain foreign net deferred assets including foreign net operating losses of $1.7 million and a change in estimate of foreign tax credit carryforwards of $0.6 million. In fiscal 2011, as a result of improved profitability over a three-year period and anticipated future profitability in certain foreign jurisdictions, the Company determined that it was more likely than not that certain of the foreign deferred tax assets, including certain foreign net operating loss carryforwards, would be realized, and accordingly released valuation allowances of approximately $1.7 million. The ultimate realization of deferred tax assets that continue to be subject to valuation allowances is dependent upon the generation of future taxable income during the periods and in the tax jurisdictions in which those temporary differences become deductible.

        At December 29, 2012, the Company has net operating loss carryforwards for U.S. federal and foreign tax purposes of $5.0 million and $19.1 million, respectively. The federal operating losses were generated by NeuCo and are subject to a full valuation allowance, and begin to expire in 2021. NeuCo files a separate U.S. federal tax return and none of its losses are available to offset the Company's consolidated taxable income. The foreign operating losses have an indefinite life, except for $0.3 million that will begin to expire in 2016.

        ASC Topic 740-10 addresses the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The aggregate changes in the balances of gross unrecognized tax benefits were as follows (in thousands):

	December 29, 2012	December 31, 2011
Balance at beginning of period	$943	$180
Additions for tax positions taken during prior years	2,344	833
Additions for tax positions taken in current year	—	110
Settlements with tax authorities	(255)	(180)

Balance at end of the period	$3,032	$943

        The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. A number of years may elapse before an uncertain tax position, for which the Company has unrecognized tax benefits, is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that its unrecognized tax benefits reflect the most likely outcome. The Company adjusts these unrecognized tax benefits, as well as the related interest, in light of changing facts and circumstances. At the end of fiscal 2012, the Company had $0.2 million of interest on its unrecognized tax benefit balance. The Company reports accrued interest and penalties related to unrecognized tax benefits in income tax expense. Settlement of any particular position could require the use of cash. Of the total $3.0 million balance at the end of fiscal 2012, a favorable resolution would result in $0.7 million being recognized as a reduction to the effective income tax rate in the period of resolution and the remaining $2.3 million being recorded as a deferred tax liability. It is reasonably likely that all of the approximately $3.0 million of unrecognized tax benefits will reverse within the next twelve months. Of the $3.0 million, $0.7 million relates to the possible resolution of federal and state examinations and $2.3 million relates to a tax accounting method change that the Company intends to file for which approval is automatic.

        The number of years with open tax audits varies depending on the tax jurisdiction. The Company's major taxing jurisdiction is the United States. The Company is no longer subject to U.S. federal examinations by the Internal Revenue Service for years before fiscal 2009. In fiscal 2011, the Internal Revenue Service began an examination of the Company's fiscal 2009 U.S. federal tax return. In the fourth quarter of fiscal 2012, the examination was expanded to include fiscal 2010, the transition period ended January 1, 2011, and fiscal 2011. As of December 31, 2012, the Company was considering settlement options and expects resolution of all periods under examination in fiscal 2013. Also during fiscal 2012, the HM Revenue and Customs completed their review of the Company's United Kingdom subsidiary's corporate tax returns for fiscal 2009 and fiscal 2010. The review resulted in additional tax for the fiscal 2010 tax year that was immaterial. The Company believes its reserves for uncertain tax positions with respect to these settlements are adequate.

        The Company has not provided for deferred income taxes or foreign withholding taxes on undistributed earnings from its foreign subsidiaries of approximately $1.6 million as of December 29, 2012 because such earnings are considered to be indefinitely reinvested. The Company does not rely on these unremitted earnings as a source of funds for its domestic business as it expects to have sufficient cash flow in the U.S. to fund its U.S. operational and strategic needs. If the Company were to repatriate its foreign earnings that are indefinitely reinvested, it would accrue substantially no additional tax expense.

15.   Related-Party Transactions

        The Company made payments to shareholders of the Company who performed consulting services exclusively for the Company in the amounts of $5.4 million, $7.3 million, $0.7 million, and $6.8 million

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in fiscal 2012, fiscal 2011, the five-week transition period ended January 1, 2011, and fiscal 2010, respectively. These payments were to exclusive non-employee experts for consulting services performed for CRA's clients in the ordinary course of business.

16.   Compensation Arrangements

        In connection with a previous acquisition, CRA agreed to pay an award to certain employees of the acquired business if they achieved specific performance targets through fiscal 2012. Retention of amounts paid to the individual employees is contingent on their continued employment with CRA through 2016. The amount of the award, which was determined at the end of fiscal 2012, was approximately $6.2 million and is being expensed over the seven and a half year service period ending in December 2016. The Company expensed $1.5 million and $1.6 million for this award during fiscal 2012 and fiscal 2011, respectively. Subsequent to December 29, 2012, an additional award of approximately $4.3 million was granted to certain employees of the acquired business for future services. Payments under these awards will be made in the first quarter of fiscal 2013.

17.   Transition Period Financial Information

        On December 17, 2010, the Company's Board of Directors approved a change in the Company's fiscal year end from the last Saturday in November to the Saturday closest to December 31 of each year. Accordingly, the Company is presenting audited financial statements for the five-week transition period ended January 1, 2011. The following table provides certain unaudited comparative financial information of the same period of the prior year. The five-week periods ended January 1, 2011 and January 2, 2010 both included 35 days (in thousands, except per share data):

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

18.   Restructuring Charges

        During fiscal 2012, the Company incurred pre-tax restructuring expenses of $6.7 million, of which approximately $5.4 million was for termination benefits, facility-related charges, asset write-downs and

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

other charges in connection with the plan committed to by the Company's management during the third quarter of fiscal 2012 to eliminate and restructure selected practice areas and reduce selling, general and administrative costs. In connection with this plan, the Company eliminated its Chemicals practice and closed its Middle East operations. These restructuring actions, along with the repositioning of other select underperforming practice areas, resulted in the reduction of more than 60 consulting positions. Commensurate with these consulting staff reductions, the Company also took significant actions to lower its selling, general and administrative costs by reducing the Company's administrative staff, eliminating excess office space capacity, better rationalizing remaining office space, and lowering administrative spending, particularly related to outside contractors and professional fees. These restructuring actions were designed to intensify the focus of the Company's portfolio, increase the cohesiveness of its services and improve its margins and profitability. The majority of these actions occurred during the third quarter of fiscal 2012, and the remainder was completed during the fourth quarter of fiscal 2012.

        Additionally, during fiscal 2012, the Company entered into an agreement with the landlord of its London, England office to surrender the lease of one of the three floors it leased in the office building in London. Under this agreement, the Company surrendered its lease of this floor on June 30, 2012, instead of on the lease's original termination date of October 2, 2016, and paid the landlord approximately $1.2 million in connection with the surrender. In connection with this surrender, the Company incurred pre-tax restructuring charges of $1.7 million, which included the $1.2 million surrender charge and approximately $0.5 million of fixed asset write-offs and other charges or offsets. During fiscal 2012, the Company also recorded pre-tax restructuring credits of approximately $0.4 million related primarily to adjustments to its leased office space in Houston, TX and Chicago, IL.

        Of the $6.7 million of restructuring charges recorded during fiscal 2012, approximately $3.8 million was charged to cost of sales, $1.5 million was charged to selling, general and administrative expenses, and $1.4 million was charged to depreciation and amortization expense.

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

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The restructuring expenses and reserve balance are as follows as of December 29, 2012 and December 31, 2011 (in thousands):

	Office Vacancies	Employee Workforce Reduction	Total Restructuring
Balance at January 1, 2011	$4,476	$951	$5,427
Charges incurred during fiscal 2011	1,020	—	1,020
Amounts paid, net of amounts received, during fiscal 2011	(1,741)	(657)	(2,398)
Non-cash adjustments and effect of foreign currency translation during fiscal 2011	(18)	(294)	(312)

Balance at December 31, 2011	$3,737	$—	$3,737
Charges incurred during fiscal 2012	2,110	4,618	6,728
Amounts paid, net of amounts received, during fiscal 2012	(3,514)	(3,718)	(7,232)
Non-cash adjustments and effect of foreign currency translation during fiscal 2012	(227)	(27)	(254)

Balance at December 29, 2012	$2,106	$873	$2,979

        The $3.0 million restructuring liability as of December 29, 2012 is expected to be paid during the period from fiscal 2013 through the end of the third quarter of fiscal 2018.

        On the accompanying balance sheet as of December 29, 2012, the reserve balance of $3.0 million was classified as follows: $1.3 million in "deferred rent and other non-current liabilities", $0.9 million in "accrued expenses", and $0.8 million in "current portion of deferred rent".

19.   Quarterly Financial Data (Unaudited)

	Quarter Ended
	March 31, 2012	June 30, 2012	September 29, 2012	December 29, 2012
	(In thousands, except per share data)
Revenues	$69,132	$67,813	$65,912	$67,533
Gross profit	22,645	22,365	19,737	23,262
Income (loss) from operations	3,306	2,808	1,035	(64,959)
Income (loss) before (provision) benefit for income taxes	3,253	2,695	1,016	(64,987)
Net income (loss)	436	773	(706)	(53,346)
Net (income) loss attributable to noncontrolling interest, net of tax	83	(54)	(38)	(138)
Net income (loss) attributable to CRA International, Inc.	519	719	(744)	(53,484)
Basic net income (loss) per share	$0.05	$0.07	$(0.07)	$(5.33)
Diluted net income (loss) per share	$0.05	$0.07	$(0.07)	$(5.33)
Weighted average number of shares outstanding:
Basic	10,316	10,242	10,084	10,027
Diluted	10,493	10,381	10,084	10,027

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Quarter Ended
	April 2, 2011	July 2, 2011	October 1, 2011	December 31, 2011
	(In thousands, except per share data)
Revenues	$78,607	$80,641	$71,007	$74,973
Gross profit	27,047	26,910	24,436	27,452
Income from operations	7,920	6,970	6,214	7,960
Income before provision for income taxes	7,464	6,764	5,958	7,897
Net income	4,461	4,036	3,898	4,550
Net (income) loss attributable to noncontrolling interest, net of tax	(26)	271	(238)	(101)
Net income attributable to CRA International, Inc.	4,435	4,307	3,660	4,449
Basic net income per share	$0.42	$0.40	$0.35	$0.43
Diluted net income per share	$0.41	$0.40	$0.34	$0.42
Weighted average number of shares outstanding:
Basic	10,613	10,650	10,557	10,399
Diluted	10,798	10,820	10,701	10,636

        Earnings per share is calculated for each period, and the sum of the four quarters may not equal the full year amount.

20.   Subsequent Event

        On January 31, 2013, the Company announced that an approximate 40-person litigation consulting team has joined the Company, effective February 1, 2013. Under an agreement to hire the team, CRA accelerated the previously announced start dates of certain key personnel from May 2013. Under the terms of the transaction, CRA acquired certain intangible assets, accounts receivable, and certain client projects currently underway. The allocation of the purchase price for the acquisition will be finalized as CRA receives other information relevant to the acquisition and completes its analysis of other transaction-related costs.