Form 10-Q
period 2013-03-30
CRA INTERNATIONAL, INC.
filed 2013-05-09
CIK 1053706

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2013
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-24049

CRA International, Inc.
(Exact name of registrant as specified in its charter)

Massachusetts	04-2372210
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
200 Clarendon Street, Boston, MA	02116-5092
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2013
Common Stock, no par value per share	10,176,006 shares

CRA International, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

CRA International, Inc.

Condensed Consolidated Income Statements (unaudited)

(In thousands, except per share data)

	Quarter Ended
	March 30, 2013	March 31, 2012
Revenues	$63,130	$69,132
Costs of services	42,015	46,487

Gross profit	21,115	22,645
Selling, general and administrative expenses	15,800	17,867
Depreciation and amortization	1,541	1,472

Income from operations	3,774	3,306
Interest income	61	66
Interest expense	(67)	(80)
Other expense, net	(391)	(39)

Income before provision for income taxes	3,377	3,253
Provision for income taxes	(542)	(2,817)

Net income	2,835	436
Net loss attributable to noncontrolling interest, net of tax	134	83

Net income attributable to CRA International, Inc.	$2,969	$519

Net income per share attributable to CRA International, Inc.:
Basic	$0.30	$0.05

Diluted	$0.29	$0.05

Weighted average number of shares outstanding:
Basic	9,994	10,316

Diluted	10,084	10,493

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Quarter Ended
	March 30, 2013	March 31, 2012
Net income	$2,835	$436
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,457)	1,717

Comprehensive income	1,378	2,153
Less: comprehensive loss attributable to noncontrolling interest	134	83

Comprehensive income attributable to CRA International, Inc.	$1,512	$2,236

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except share data)

	March 30, 2013	December 29, 2012
Assets
Current assets:
Cash and cash equivalents	$30,590	$55,451
Accounts receivable, net of allowances of $10,959 at March 30, 2013 and $9,459 at December 29, 2012	54,273	56,083
Unbilled services	24,847	21,187
Prepaid expenses and other assets	17,979	23,001
Deferred income taxes	15,141	15,955

Total current assets	142,830	171,677
Property and equipment, net	17,868	17,980
Goodwill	75,507	70,765
Intangible assets, net of accumulated amortization of $7,229 at March 30, 2013 and $7,122 at December 29, 2012	5,435	1,834
Deferred income taxes, net of current portion	5,350	8,083
Other assets	57,016	21,671

Total assets	$304,006	$292,010

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$10,655	$9,766
Accrued expenses	36,879	45,305
Deferred revenue and other liabilities	6,323	6,748
Deferred income taxes	263	1,145
Current portion of deferred rent	2,379	2,268
Current portion of notes payable	704	691
Current portion of deferred compensation	25,216	3,287

Total current liabilities	82,419	69,210
Notes payable, net of current portion	997	1,007
Deferred rent and other non-current liabilities	4,921	5,608
Deferred compensation and other non-current liabilities	236	2,676
Deferred income taxes, net of current portion	1,325	1,275
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 10,082,496 shares and 10,057,448 shares issued and outstanding at March 30, 2013 and December 29, 2012, respectively	93,546	93,174
Receivables from shareholders	—	(120)
Retained earnings	125,579	122,610
Accumulated other comprehensive loss	(5,845)	(4,388)

Total CRA International, Inc. shareholders' equity	213,280	211,276
Noncontrolling interest	828	958

Total shareholders' equity	214,108	212,234

Total liabilities and shareholders' equity	$304,006	$292,010

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Quarter Ended
	March 30, 2013	March 31, 2012
Operating activities:
Net income	$2,835	$436
Adjustments to reconcile net income to net cash used in operating activities, net of effect of acquired business:
Depreciation and amortization	1,511	1,477
Deferred rent	(526)	(99)
Deferred income taxes	53	180
Share-based compensation expenses	480	1,527
Excess tax benefits from share-based compensation	(5)	(37)
Accounts receivable allowances	1,743	1,775
Changes in operating assets and liabilities, exclusive of acquisitions:
Accounts receivable	8,358	12,036
Unbilled services	(3,943)	(19,031)
Prepaid expenses and other assets	(6,566)	(556)
Accounts payable, accrued expenses, and other liabilities	(11,842)	(18,793)

Net cash used in operating activities	(7,902)	(21,085)
Investing activities:
Consideration relating to acquisitions, net	(15,731)	—
Purchase of property and equipment	(1,174)	(673)
Purchase of investments	—	(9,494)
Sale of investments	—	14,495

Net cash provided by (used in) investing activities	(16,905)	4,328
Financing activities:
Issuance of common stock, principally stock option exercises	119	316
Tax withholding payment reimbursed by restricted shares	(194)	(719)
Excess tax benefits from share-based compensation	5	37
Repurchase of common stock	—	(3,050)

Net cash used in financing activities	(70)	(3,416)
Effect of foreign exchange rates on cash and cash equivalents	16	148

Net decrease in cash and cash equivalents	(24,861)	(20,025)
Cash and cash equivalents at beginning of period	55,451	61,587

Cash and cash equivalents at end of period	$30,590	$41,562

Supplemental cash flow information:
Cash paid for income taxes	$1,080	$4,901

Cash paid for interest	$55	$56

See accompanying notes to the condensed consolidated financial statements

CRA International, Inc.

Condensed Consolidated Statement of Shareholders' Equity (unaudited)

(In thousands, except share data)

	Common Stock					CRA International, Inc. Shareholders' Equity
					Accumulated Other Comprehensive Loss
	Shares Issued	Amount	Receivables from Shareholders	Retained Earnings			Noncontrolling Interest	Total Shareholders' Equity
BALANCE AT DECEMBER 29, 2012	10,057,448	$93,174	$(120)	$122,610	$(4,388)	$211,276	$958	$212,234
Net income	—	—	—	2,969	—	2,969	(134)	2,835
Foreign currency translation adjustment	—	—	—	—	(1,457)	(1,457)	—	(1,457)
Exercise of stock options	8,389	119	—	—	—	119	—	119
Share-based compensation expense for employees	—	439	—	—	—	439	—	439
Restricted share vesting	25,338	—	—	—	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(8,679)	(194)	—	—	—	(194)	—	(194)
Tax deficit on stock options and restricted shares vesting	—	(33)	—	—	—	(33)	—	(33)
Payments received on notes receivable from shareholders	—	—	120	—	—	120	—	120
Share-based compensation expense for non-employees	—	41	—	—	—	41	—	41
Equity transactions of noncontrolling interest	—	—	—	—	—	—	4	4

BALANCE AT MARCH 30, 2013	10,082,496	$93,546	$—	$125,579	$(5,845)	$213,280	$828	$214,108

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

2. Unaudited Interim Condensed Consolidated Financial Statements and Estimates

        The following financial statements included in this report are unaudited: the condensed consolidated income statements for the fiscal quarters ended March 30, 2013 and March 31, 2012, the condensed consolidated statements of comprehensive income for the fiscal quarters ended March 30, 2013 and March 31, 2012, the condensed consolidated balance sheet as of March 30, 2013, the condensed consolidated statements of cash flows for the fiscal quarters ended March 30, 2013 and March 31, 2012, and the condensed consolidated statement of shareholders' equity for the fiscal quarter ended March 30, 2013. In the opinion of management, these statements include all adjustments necessary for a fair presentation of CRA's consolidated financial position, results of operations, and cash flows. The condensed consolidated balance sheet as of December 29, 2012 included in this report was derived from audited consolidated financial statements included in the Company's Annual Report on Form 10-K that was filed on March 8, 2013.

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

        The condensed consolidated statements of cash flows for the fiscal quarter ended March 31, 2012 has been adjusted to properly present the noncash component related to the Company's change in accounts receivable. These amounts were previously presented on a net basis. This revision is not material to the Company's consolidated financial statements taken as a whole.

3. Principles of Consolidation

        The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. In addition, the condensed consolidated financial statements include the

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3. Principles of Consolidation (Continued)

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

4. Recent Accounting Standards

Comprehensive Income

        In February 2013, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 requires an entity disclose in a single location (either on the face of the financial statement that reports net income or in the notes) the effects of reclassifications out of accumulated other comprehensive income. For items reclassified out of accumulated other comprehensive income and into net income in their entirety, entities must disclose the effect of the reclassification on each affected net income item. For accumulated other comprehensive income reclassification items that are not reclassified in their entirety into net income, entities must provide a cross reference to other required U.S. GAAP disclosures. There is no change in the requirement to present the components of net income and other comprehensive income in either a single continuous statement or two separate consecutive statements. ASU 2013-02 does not change the items currently reported in other comprehensive income. ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012 and should be applied prospectively. The Company's adoption of ASU 2013-02 in the first quarter of fiscal 2013 had no impact on its financial position, results of operations, cash flows, or disclosures.

Cumulative Translation Adjustment

        In March 2013, the FASB issued ASU No. 2013-05, Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity ("ASU 2013-05"). ASU 2013-05 addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. ASU 2013-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and should be applied prospectively. Early adoption is permitted. The Company believes the adoption of ASU 2013-05 will have no impact on its financial position, results of operations, cash flows, or disclosures.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

5. Cash Equivalents

        Cash equivalents consist principally of funds holding only U.S. government obligations, and money market funds, with maturities of three months or less when purchased. As of March 30, 2013, a substantial portion of the Company's cash accounts was concentrated at a single financial institution, which potentially exposes the Company to credit risks. As of March 30, 2013, the financial institution has "stable" credit ratings and the Company has not experienced any losses related to such accounts. The short-term credit rating is A-1 by Standard & Poor's ratings services. The Company does not believe that there is significant risk of non-performance by the financial institution and the Company's cash on deposit at this financial institution is fully liquid. The Company continually monitors the credit ratings of the institution.

        The carrying amounts of the Company's instruments classified as cash equivalents are stated at amortized cost, which approximates fair value because of their short-term maturity.

6. Prepaid Expenses and Other Assets, and Other Assets

        Prepaid expenses and other assets consist of the following (in thousands):

	March 30, 2013	December 29, 2012
Forgivable loans and term loans to employees and non-employee experts	$5,194	$11,875
Income taxes receivable	5,382	4,104
Prepaid insurance	1,717	1,330
Subscriptions and licenses	1,477	1,395
Prepaid rent and deposits	773	968
Other	3,436	3,329

Total	$17,979	$23,001

        Other assets consist of the following (in thousands):

	March 30, 2013	December 29, 2012
Forgivable loans and term loans to employees and non-employee experts	$53,230	$17,364
Other	3,786	4,307

Total	$57,016	$21,671

        In order to attract and retain highly skilled professionals, the Company may issue forgivable loans or term loans to employees and non-employee experts which are classified in "prepaid expenses and other assets" and "other assets" on the accompanying balance sheets as of March 30, 2013 and December 29, 2012. A portion of the term loans are collateralized. The forgivable loans are unsecured with terms between three and eight years. The principal amount of forgivable loans and accrued interest is forgiven by the Company over the term of the loans, so long as the employee or non-employee expert continues employment or affiliation with the Company and complies with certain contractual requirements. The expense associated with the forgiveness of the principal amount of the

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Prepaid Expenses and Other Assets, and Other Assets (Continued)

loans is recorded as compensation expense over the service period, which is consistent with the term of the loans. During the first quarter of fiscal 2013, the Company issued approximately $9.9 million in forgivable loans to employees and non-employee experts for future service. As of March 30, 2013, the Company had obligations to issue approximately $21.5 million in forgivable loans to employees and non-employee experts for future service, which are included in the $53.2 million of such loans reported as of March 30, 2013 in the table above. The Company expects that the $21.5 million in loans will be issued, and the corresponding payments will be made, in the second quarter of fiscal 2013.

        Included in the $21.5 million above are amounts that the Company has agreed to pay to certain employees of an acquired business based on specific performance targets achieved through fiscal 2012. Retention of amounts paid to the individual employees is contingent on their continued employment with us through 2016. The amount of the award, which was determined at the end of fiscal 2012, was approximately $6.2 million and is being expensed over the seven and a half year service period ending in December 2016. Also included in the $21.5 million above are additional awards in the aggregate amount of approximately $3.8 million that were granted during the first quarter of fiscal 2013 to certain employees of the acquired business for future services and that will be expensed over the term of the loans, which is approximately four years from the date of issuance.

7. Business Acquisition

        On January 31, 2013, the Company announced that an approximate 40-person litigation consulting team joined the Company, effective February 1, 2013. Under an agreement to hire the team, CRA accelerated the previously announced start dates of certain key personnel from May 2013. Under the terms of the transaction, CRA acquired certain intangible assets, accounts receivable, and certain client projects currently underway. The fair values of the assets acquired and the liabilities assumed as part of the acquisition will be finalized as CRA receives other information relevant to the acquisition and completes its analysis of other transaction-related costs. The acquisition was not material. The acquisition has been accounted for under the purchase method of accounting, and the results of operations have been included in the accompanying income statements from the date of acquisition.

8. Goodwill

        In accordance with Accounting Standards Codification ("ASC") Topic 350, "Intangibles—Goodwill and Other," goodwill is not subject to amortization, but is tested at least annually for impairment, or monitored more frequently, as necessary, if events or circumstances exist that would more likely than not reduce the Company's fair below its carrying amount. For the Company's goodwill impairment analysis, the Company operates under one reporting unit. In performing the first step of the goodwill impairment testing and measurement process, the Company compares its entity-wide estimated fair value to its net book value to identify potential impairment. The Company estimates the entity-wide fair value utilizing its market capitalization, plus an appropriate control premium. The Company has utilized a control premium that considers appropriate industry, market and other pertinent factors, including indications of such premiums from data on recent acquisition transactions. If the Company determines through the impairment evaluation process that goodwill has been impaired, it would record the impairment charge in its consolidated income statements.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8. Goodwill (Continued)

        There were no impairment losses related to goodwill during each of the fiscal quarters ended March 30, 2013 and March 31, 2012, respectively, as there were no events or circumstances that would more likely than not reduce the Company's fair value below its carrying amount. When the Company performed its annual impairment test in the fourth quarter of fiscal 2012, its net book value exceeded its market capitalization plus an estimated control premium. Therefore, the Company was required to perform the second step of the goodwill impairment test, which resulted in a non-cash goodwill impairment charge of $71.4 million that the Company recorded in the fourth quarter of fiscal 2012.

        The Company continues to monitor its market capitalization. If the Company's market capitalization, plus an estimated control premium, is below its net book value for a period considered to be other-than-temporary, it is possible that the Company may be required to record an impairment of goodwill either as a result of the annual assessment that the Company conducts in the fourth quarter of each fiscal year, or in a future quarter if events or circumstances exist that would more likely than not reduce the Company's fair value below its carrying amount. A non-cash goodwill impairment charge would have the effect of decreasing the Company's earnings in such period.

        The changes in the carrying amount of goodwill during the quarter ended March 30, 2013, are as follows (in thousands):

Goodwill, gross	$142,658
Accumulated impairment losses	(71,893)

Balance as of December 29, 2012, net	70,765

Goodwill adjustments related to acquisition	5,565
Effect of foreign currency translation	(823)
Goodwill, gross	147,400
Accumulated impairment losses	(71,893)

Balance as of March 30, 2013, net	$75,507

9. Accrued Expenses

        Accrued expenses consist of the following (in thousands):

	March 30, 2013	December 29, 2012
Compensation and related expenses	$29,242	$40,329
Income taxes payable	1,074	626
Other	6,563	4,350

Total	$36,879	$45,305

        As of March 30, 2013 and December 29, 2012, approximately $14.4 million and $28.0 million of accrued bonuses were included above in "Compensation and related expenses".

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

10. Senior Loan Agreement

        As of March 30, 2013, the Company was party to a senior loan agreement with RBS Citizens, N.A for a $60.0 million revolving line of credit that provided CRA with the additional flexibility to meet any unforeseen financial requirements. On March 11, 2013, the Company entered into an amendment of the senior loan agreement, which extended the termination date of the agreement from April 30, 2014 to April 30, 2016. The amount available under this revolving line of credit was reduced by certain letters of credit outstanding, which amounted to $0.4 million as of March 30, 2013. There was no amount outstanding under this revolving line of credit as of March 30, 2013. Under the senior loan agreement, the Company was obligated to comply with various financial and non-financial covenants. As of March 30, 2013, the Company was in compliance with the senior loan agreement.

        Subsequent to March 30, 2013, the Company made borrowings under the revolving line of credit of approximately $15.0 million and, on April 24, 2013, the Company entered into a new credit agreement as discussed further at Note 15.

11. Revenue Recognition

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

	Quarter Ended
	March 30, 2013	March 31, 2012
Reimbursable expenses	$7,658	$8,297

        CRA collects goods and services and value added taxes from customers and records these amounts on a net basis, which is within the scope of ASC Topic 605-45, "Principal Agent Considerations."

12. Net Income per Share

        Basic net income per share represents net income divided by the weighted average shares of common stock outstanding during the period. Diluted net income per share represents net income divided by the weighted average shares of common stock and common stock equivalents, if applicable, outstanding during the period. Common stock equivalents arise from stock options and unvested shares of restricted stock, using the treasury stock method. Under the treasury stock method, the amount the Company would receive on the exercise of stock options and the vesting of shares of restricted stock, the amount of compensation cost for future service that the Company has not yet recognized, and the

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

12. Net Income per Share (Continued)

amount of tax benefits that would be recorded in common stock when these stock options and shares of restricted stock become deductible, are assumed to be used to repurchase shares at the average share price over the applicable fiscal period, and these repurchased shares are netted against the shares underlying these stock options and these unvested shares of restricted stock. A reconciliation of basic to diluted weighted average shares of common stock outstanding is as follows (in thousands):

	Quarter Ended
	March 30, 2013	March 31, 2012
Basic weighted average shares outstanding	9,994	10,316
Common stock equivalents:
Stock options and restricted stock	90	177

Diluted weighted average shares outstanding	10,084	10,493

        For the first quarters of fiscal 2013 and fiscal 2012, the anti-dilutive share based awards that were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding amounted to 1,142,624 and 1,237,495 shares, respectively. These share-based awards were anti-dilutive because their exercise price exceeded the average market price over the respective period.

        On July 6, 2010, the Company announced that its Board of Directors approved a share repurchase program of up to $5.0 million of the Company's common stock. On August 30, 2011, February 22, 2012 and August 10, 2012, the Board of Directors authorized the repurchase of up to an additional $7.5 million, $4.45 million, and $5.0 million, respectively, of the Company's common stock under this program. During the first quarter of fiscal 2012, the Company repurchased 122,800 shares under this share repurchase program at an average price per share of $24.87. During the first quarter of fiscal 2013, the Company did not repurchase any shares of its common stock under this program. There is approximately $3.6 million available for future repurchases under this program as of March 30, 2013.

13. Income Taxes

        The Company's effective income tax rates were 16.0% and 86.6% for the first quarter of fiscal 2013 and the first quarter of fiscal 2012, respectively. The effective tax rate in the first quarter of fiscal 2013 was lower than the Company's combined federal and state statutory tax rate due to the utilization of net operating loss carryforwards in the United Kingdom and a favorable tax settlement. The effective tax rate in the first quarter of fiscal 2012 was higher than the statutory rate primarily due to losses in foreign jurisdictions that provided no tax benefit.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

14. Restructuring Charges

        The Company did not incur any restructuring charges during the first quarter of fiscal 2013. The restructuring reserve balance was as follows as of March 30, 2013 (in thousands):

	Office Vacancies	Employee Workforce Reduction	Total Restructuring
Balance at December 29, 2012	$2,106	$873	$2,979
Amounts paid, net of amounts received, during the first quarter of fiscal 2013	(147)	(398)	(545)
Adjustments and effect of foreign currency translation during the first quarter of fiscal 2013	(177)	(6)	(183)

Balance at March 30, 2013	$1,782	$469	$2,251

        On the accompanying balance sheet as of March 30, 2013, the reserve balance of $2.3 million was classified as follows: $0.9 million in "deferred rent and other non-current liabilities," $0.9 million in "current portion of deferred rent", and $0.5 million in "accrued expenses."

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

15. Subsequent Events

New Credit Agreement

        On April 24, 2013, the Company entered into a new credit agreement that provides the Company with a $125.0 million revolving credit facility. The Company may use the proceeds of the revolving credit loans to provide working capital and for other general corporate purposes. Upon entering into the agreement, the Company borrowed $15.0 million under the revolving credit facility, which it used,

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

15. Subsequent Events (Continued)

together with cash on hand, to repay in full all indebtedness outstanding under the previous credit agreement, whereupon such agreement was terminated. Additionally, letters of credit in the aggregate amount of approximately $0.4 million that had been issued under the previous credit agreement were deemed to be issued and outstanding under the new revolving credit facility. The Company may repay any borrowings under the revolving credit facility at any time, but no later than April 24, 2018.

        Borrowings under the revolving credit facility bear interest at a rate per annum of either (i) the adjusted base rate, as defined in the credit agreement, plus an applicable margin, which varies between 0.50% and 1.50% depending on the Company's total leverage ratio as determined under the credit agreement, or (ii) the adjusted eurocurrency rate, as defined in the credit agreement, plus an applicable margin, which varies between 1.50% and 2.50% depending on our total leverage ratio. The Company is required to pay a fee on the unused portion of the revolving credit facility at a rate per annum that varies between 0.25% and 0.375% depending on its total leverage ratio.

        The Company must comply with various financial and non-financial covenants under the credit agreement. Borrowings under the credit agreement are secured by the equity interests of the Company's direct wholly-owned U.S. subsidiaries and portions of the equity interests of the Company's foreign subsidiaries.

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

        We have described our significant accounting policies in Note 1 to our consolidated financial statements included in our annual report on Form 10-K for fiscal 2012. We have reviewed our accounting policies, identifying those that we believe to be critical to the preparation and understanding of our consolidated financial statements in the list set forth below. See the disclosure under the heading "Critical Accounting Policies" in Item 7 of Part II of our annual report on Form 10-K for fiscal 2012 for a detailed description of these policies and their potential effects on our results of operations and financial condition.

  •
  Revenue recognition and accounts receivable allowances

  •
  Share-based compensation expense

  •
  Valuation of goodwill and other intangible assets

  •
  Accounting for income taxes

        We did not adopt any changes in the first quarter of fiscal 2013 that had a material effect on these critical accounting policies nor did we make any changes to our accounting policies in the first quarter of fiscal 2013 that changed these critical accounting policies.

Recent Accounting Standards

        See Note 4 to our condensed consolidated financial statements included in this quarterly report on Form 10-Q for a discussion of recent accounting standards.

Results of Operations

        The following table provides operating information as a percentage of revenues for the periods indicated:

	Quarter Ended
	March 30, 2013	March 31, 2012
Revenues	100.0%	100.0%
Costs of services	66.6	67.2

Gross profit	33.4	32.8
Selling, general and administrative expenses	25.0	25.8
Depreciation and amortization	2.4	2.1

Income from operations	6.0	4.8
Interest income	0.1	0.1
Interest expense	(0.1)	(0.1)
Other expense, net	(0.6)	(0.1)

Income before provision for income taxes	5.3	4.7
Provision for income taxes	(0.9)	(4.1)

Net income	4.5	0.6
Net loss attributable to noncontrolling interest, net of tax	0.2	0.1

Net income attributable to CRA International, Inc.	4.7%	0.8%

Quarter Ended March 30, 2013 Compared to the Quarter Ended March 31, 2012

        Revenues.    Revenues decreased $6.0 million, or 8.7%, to $63.1 million for the first quarter of fiscal 2013 from $69.1 million for the first quarter of fiscal 2012. Our revenue decline was due primarily to lower than expected performance due to the delay of some larger engagements. Utilization decreased to 67% for the first quarter of fiscal 2013 from 68% for the first quarter of fiscal 2012. From the latter part of 2012 through the middle of the first quarter of fiscal 2013, we welcomed and began integrating a number of senior-level hires across our portfolio, and we expect to realize their full contributions only as we move forward in fiscal 2013. Another factor contributing to our overall revenue decline was a decrease in client reimbursable expenses, which are pass-through expenses that carry little to no margin.

        Overall, revenues outside of the U.S. represented approximately 24% of total revenues for the first quarter of fiscal 2013, compared with 20% of total revenues for the first quarter of fiscal 2012. Revenues derived from fixed-price engagements increased to 13% of total revenues for the first quarter of fiscal 2013 compared with 10% for the first quarter of fiscal 2012. The increase in revenues from fixed-price engagements as compared to the first quarter of fiscal 2012 was due primarily to an increase in the percentage of our revenue related to our management consulting business as the management consulting business typically has a higher concentration of fixed-price service contracts.

        Costs of Services.    Costs of services decreased $4.5 million, or 9.6%, to $42.0 million for the first quarter of fiscal 2013 from $46.5 million for the first quarter of fiscal 2012. The decrease in costs of services was due primarily to the restructuring actions we announced in the third quarter of fiscal 2012, which resulted in a decrease in employee consultant headcount from 523 as of March 31, 2012 to 480 as of March 30, 2013, and a decrease in client reimbursable expenses of $0.6 million. As a percentage of revenues, costs of services decreased to 66.6% for the first quarter of fiscal 2013 from 67.2% for the first quarter of fiscal 2012 due primarily to decreased compensation expenses in the first quarter of fiscal 2013 as compared with the first quarter of fiscal 2012 as a result of restructuring actions we announced in the third quarter of fiscal 2012.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased by $2.1 million, or 11.6%, to $15.8 million for the first quarter of fiscal 2013 from $17.9 million for the first quarter of fiscal 2012. The primary contributors to this decrease were decreased rent and office operating expenses resulting from our reduction of leased office space in London, England and Boston, Massachusetts at the end of the second quarter and fourth quarter of fiscal 2012, respectively. In the first quarter of fiscal 2012, selling, general and administrative expenses included $0.5 million of restructuring costs associated with vacant leased office space. There were no restructuring charges recorded in selling, general and administrative expenses in the first quarter of fiscal 2013. Additionally, decreases in compensation expense, professional fees, and outside consultant charges for the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012 resulted from the restructuring actions we announced in the third quarter of fiscal 2012. Partially offsetting these decreases was an increase in commissions to non-employee experts of $0.5 million in the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012.

        As a percentage of revenues, selling, general and administrative expenses decreased to 25.0% for the first quarter of fiscal 2013 from 25.8% for the first quarter of fiscal 2012 due primarily to decreased rent and office operating expenses in the first quarter of fiscal 2013 as compared with the first quarter of fiscal 2012, partially offset by the increase in commissions to non-employee experts from 2.3% of revenues for the first quarter of fiscal 2012 to 3.3% of revenues for the first quarter of fiscal 2013.

        Other Expense, Net.    Other expense, net increased by $352,000 to $391,000 for the first quarter of fiscal 2013 from $39,000 for the first quarter of fiscal 2012. Other expense, net consists primarily of foreign currency exchange transaction gains and losses. The primary reason for the increase in other expense, net was the impact of unfavorable foreign exchange rate movements coupled with the net monetary position of our foreign subsidiaries. We anticipate our new multi-currency facility will allow us to minimize such foreign exchange exposures. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies including the Euro and the British Pound.

        Provision for Income Taxes.    For the first quarter of fiscal 2013, our provision for income taxes was $0.5 million and the effective tax rate was 16.0% compared to a provision of $2.8 million and an effective tax rate of 86.6% for the first quarter of fiscal 2012. The effective tax rate in the first quarter of fiscal 2013 was lower than our combined federal and state statutory tax rate due to the utilization of net operating loss carryforwards in the United Kingdom and a favorable tax settlement. The effective tax rate in the first quarter of fiscal 2012 was higher than the statutory rate primarily due to losses in foreign jurisdictions that provided no tax benefit.

        Net Loss Attributable to Noncontrolling Interest, Net of Tax.    Our ownership interest in NeuCo constitutes control under U.S GAAP. As a result, NeuCo's financial results are consolidated with ours, and allocations of the noncontrolling interest's share of NeuCo's net income result in deductions to our net income, while allocations of the noncontrolling interest's share of NeuCo's net loss result in additions to our net income. Our ownership interest in NeuCo is 55.89%. The result of operations of NeuCo allocable to its other owners was a net loss of $134,000 for the first quarter of fiscal 2013 and a net loss of $83,000 for the first quarter of fiscal 2012.

        Net Income Attributable to CRA International, Inc.    Net income attributable to CRA International, Inc. increased by $2.5 million to $3.0 million for the first quarter of fiscal 2013 from $0.5 million for the first quarter of fiscal 2012. Diluted net income per share was $0.29 per share for the first quarter of fiscal 2013, compared to $0.05 per share for the first quarter of fiscal 2012. Diluted weighted average shares outstanding decreased by approximately 409,000 shares to approximately 10,084,000 shares for the first quarter of fiscal 2013 from approximately 10,493,000 shares for the first quarter of fiscal 2012. The decrease in diluted weighted average shares outstanding was primarily due to repurchases of common stock since the first quarter of fiscal 2012, offset in part by an increase as a result of restricted shares that have vested or that have been issued and stock options that have been exercised since the first quarter of fiscal 2012.

Liquidity and Capital Resources

        We believe that current cash and cash equivalents, cash generated from operations, and amounts available under our new bank line of credit will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

        General.    In the first quarter of fiscal 2013, cash and cash equivalents decreased by $24.9 million. We completed the quarter with cash and cash equivalents of $30.6 million and working capital (defined as current assets less current liabilities) of $60.4 million. Of the total cash and cash equivalents of $30.6 million at March 30, 2013, $26.0 million was held within the U.S. The Company has sufficient sources of cash in the U.S. to fund U.S. cash requirements without the need to repatriate any funds.

        As of March 30, 2013, a substantial portion of our cash accounts was concentrated at a single financial institution, which potentially exposes us to credit risks. The financial institution has "stable" credit ratings and its short-term credit rating is A-1 by Standard & Poor's ratings services. We have not experienced any losses related to such accounts and we do not believe that there is significant risk of non-performance by the financial institution. Our cash on deposit at this financial institution is fully liquid and we continually monitor the credit ratings of such institution. A change in the credit worthiness of this financial institution could materially affect our liquidity and working capital.

        Sources and Uses of Cash.    During the first quarter of fiscal 2013, net cash used in operating activities was $7.9 million. We had net income of $2.8 million during the first quarter of fiscal 2013. We paid out a majority of our fiscal 2012 performance bonuses during the first quarter of fiscal 2013, which was the primary factor in the aggregate decrease in accounts payable, accrued expenses, and other liabilities of $11.8 million during the first quarter of fiscal 2013. Other uses of cash included an increase in prepaid expenses and other assets of $6.6 million, primarily related to the issuance of forgivable loans and advances to employees and non-employee experts during the first quarter of fiscal 2013, and a decrease in deferred rent of $0.5 million. The uses of cash were partially offset by the following sources of cash: a decrease in accounts receivable, including the change in accounts receivable allowances, of $10.1 million, which was partially offset by increases in unbilled services of $3.9 million, as a result of increased collections as a percentage of revenues, depreciation and amortization expense of $1.5 million, and share-based compensation expense of $0.5 million.

        During the first quarter of fiscal 2013, net cash used by investing activities was $16.9 million, which included $15.7 million of net acquisition consideration payments and $1.2 million for capital expenditures.

        We used $0.1 million of net cash in financing activities during the first quarter of fiscal 2013. Cash used in financing activities was primarily used for the redemption of $0.2 million in vested employee restricted shares for tax withholdings, offset partially by $0.1 million received upon the exercise of stock options.

  Indebtedness

        As of March 30, 2013, we were party to a senior loan agreement with RBS Citizens, N.A for a $60.0 million revolving line of credit.

        Subsequent to March 30, 2013, we made borrowing under the line of credit of approximately $15.0 million and, on April 24, 2013, we entered into a new credit agreement that provides us with a $125.0 million revolving credit facility. We may use the proceeds of the revolving credit loans to provide working capital and for other general corporate purposes. Upon entering into the agreement, we borrowed $15.0 million under the revolving credit facility, which we used, together with cash on hand, to repay in full all indebtedness outstanding under the previous credit agreement, whereupon such agreement was terminated. We anticipate repaying such borrowings by the end of fiscal 2013. Generally, we may repay any borrowings under the revolving credit facility at any time, but must repay all borrowings no later than April 24, 2018. We expect to maintain a minimum cash balance of approximately $10 million to 12 million in fiscal 2013, even during the period we utilize our line of credit.

        Additionally, letters of credit in the aggregate amount of approximately $0.4 million that had been issued under the previous credit agreement were deemed to be issued and outstanding under the new revolving credit facility. Borrowings under the revolving credit facility bear interest at a rate per annum of either (i) the adjusted base rate, as defined in the credit agreement, plus an applicable margin, which varies between 0.50% and 1.50% depending on our total leverage ratio as determined under the credit agreement, or (ii) the adjusted eurocurrency rate, as defined in the credit agreement, plus an applicable margin, which varies between 1.50% and 2.50% depending on our total leverage ratio. We are required to pay a fee on the unused portion of the revolving credit facility at a rate per annum that varies between 0.25% and 0.375% depending on our total leverage ratio.

        We must comply with various financial and non-financial covenants under the credit agreement. Borrowings under the credit agreement are secured by the equity interests of our direct wholly-owned U.S. subsidiaries and portions of the equity interests of our foreign subsidiaries.

  Forgivable Loans and Term Loans

        In order to attract and retain highly skilled professionals, we may issue forgivable loans or term loans to employees and non-employee experts. A portion of the term loans are collateralized. The forgivable loans are unsecured with terms between three and eight years. The principal amount of forgivable loans and accrued interest is forgiven by us over the term of the loans, so long as the employee or non-employee expert continues employment or affiliation with us and complies with certain contractual requirements. The expense associated with the forgiveness of the principal amount of the loans is recorded as compensation expense over the service period, which is consistent with the term of the loans. During the first quarter of fiscal 2013, we issued approximately $9.9 million in forgivable loans to employees and non-employee experts for future service. As of March 30, 2013, we had obligations to issue approximately $21.5 million in forgivable loans to employees and non-employee experts for future service, and we expect that these loans will be issued, and the corresponding payments will be made, in the second quarter of fiscal 2013.

        Included in the $21.5 million above are amounts that we have agreed to pay to certain employees of an acquired business based on specific performance targets achieved through fiscal 2012. Retention of amounts paid to the individual employees is contingent on their continued employment with us through 2016. The amount of the award, which was determined at the end of fiscal 2012, was approximately $6.2 million and is being expensed over the seven and a half year service period ending in December 2016. Also included in the $21.5 million above are additional awards in the aggregate amount of approximately $3.8 million that were granted during the first quarter of fiscal 2013 to certain employees of the acquired business for future services and that will be expensed over the term of the loans, which is approximately four years from the date of issuance.

  Other Matters

  Business Acquisition

        On January 31, 2013, we announced that an approximate 40-person litigation consulting team has joined us, effective February 1, 2013. Under an agreement to hire the team, we accelerated the previously announced start dates of certain key personnel from May 2013. Under the terms of the transaction, we acquired certain intangible assets, accounts receivable, and certain client projects currently underway. The fair value of the assets acquired and the liabilities assumed as part of the acquisition will be finalized as CRA receives other information relevant to the acquisition and completes its analysis of other transaction-related costs. The acquisition was not material. The acquisition has been accounted for under the purchase method of accounting, and the results of operations have been included in the accompanying income statements from the date of acquisition.

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

  Share Repurchases

        On July 6, 2010, we announced that our Board of Directors approved a share repurchase program of up to $5.0 million of our common stock. On August 30, 2011, February 22, 2012 and August 10, 2012, the Board of Directors authorized the repurchase of up to an additional $7.5 million, $4.45 million, and $5.0 million, respectively, of our common stock under this program. During the first quarter of fiscal 2013, we did not repurchase any shares of our common stock under this program. Approximately $3.6 million is available for future repurchases under this program as of March 30, 2013. We will finance this program with available cash and cash from future operations. We may repurchase shares in open market purchases or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. We expect to continue to repurchase shares under this program.

Contractual Obligations

        As discussed in the heading "Forgivable Loans and Term Loans" above, as of March 30, 2013, we had obligations to issue approximately $21.5 million in forgivable loans to employees and non-employee experts for future service, and we expect that these loans will be issued, and the corresponding payments will be made, in the second quarter of fiscal 2013.

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

        The majority of our operations are based in the U.S., and accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of foreign currencies. Our primary foreign currency exposures relate to our short-term intercompany balances with our foreign subsidiaries and accounts receivable and cash valued in the United Kingdom in U.S. Dollars or Euros. Our primary foreign subsidiaries have functional currencies denominated in the British Pound and the Euro, and foreign denominated assets and liabilities are re-measured each reporting period with any exchange gains and losses recorded in our consolidated income statements. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the U.S. Dollar and foreign currencies and the Euro and the British Pound. Holding all other variables constant, fluctuations in foreign exchange rates may impact reported revenues and expenses significantly, based on currency exposures at March 30, 2013. A hypothetical 10% movement in foreign exchange rates would not expose us to significant gains or losses in net earnings or cash flows. However, actual gains and losses in the future could differ materially from this analysis based on the timing and amount of both foreign currency exchange rate movements and our actual exposure.

        From time to time, we may use derivative instruments to manage the risk of exchange rate fluctuations. However, at March 30, 2013, we had no outstanding derivative instruments. We do not use derivative instruments for trading or speculative purposes.

Interest Rate Risk

        We maintain an investment portfolio consisting mainly of commercial paper with maturities of three months or less when purchased. These held-to-maturity securities are subject to interest rate risk. However, a hypothetical change in the interest rate of 10% would not have a material impact to the fair values of these securities at March 30, 2013 primarily due to their short maturity.

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

Evaluation of Changes in Internal Control over Financial Reporting

        Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we have determined that, during the first quarter of fiscal 2013, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to affect, materially our internal control over financial reporting.

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

We depend upon key employees to generate revenue

        Our business consists primarily of the delivery of professional services, and, accordingly, our success depends heavily on the efforts, abilities, business generation capabilities, and project execution capabilities of our employee consultants. In particular, our employee consultants' personal relationships with our clients are a critical element in obtaining and maintaining client engagements. If we lose the services of any employee consultant or group of employee consultants, or if our employee consultants fail to generate business or otherwise fail to perform effectively, that loss or failure could adversely affect our revenues and results of operations. Our employee consultants generated engagements that accounted for approximately 79% and 83% of our revenues for the first quarters of fiscal 2013 and fiscal 2012, respectively. Our top five employee consultants generated approximately 20% and 19% of our revenues for the first quarters of fiscal 2013 and fiscal 2012, respectively.

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

We depend on our non-employee experts

        We depend on our relationships with our exclusive non-employee experts. In the first quarters of fiscal 2013 and fiscal 2012, five of our top exclusive non-employee experts generated engagements that accounted for approximately 14% and 9% of our revenues in those periods, respectively. We believe that these experts are highly regarded in their fields and that each offers a combination of knowledge, experience, and expertise that would be very difficult to replace. We also believe that we have been able to secure some engagements and attract consultants in part because we can offer the services of these experts. Most of these experts can limit their relationships with us at any time for any reason.

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

We derive our revenues from a limited number of large engagements

        We derive a portion of our revenues from a limited number of large engagements. If we do not obtain a significant number of new large engagements each year, our business, financial condition, and results of operations could suffer. Our 10 largest engagements accounted for approximately 21% and 18% of our revenues in the first quarter of fiscal 2013 and fiscal 2012, respectively. Our 10 largest clients accounted for approximately 22% and 23% of our revenues in the first quarter of fiscal 2013 and fiscal 2012, respectively. In general, the volume of work we perform for any particular client varies from year to year, and due to the specific engagement nature of our practice, a major client in one year may not hire us in the following year.

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

        We conducted a portion of our business in the Middle East. At times, turmoil in the region interrupted our business operations in that region. In the third quarter of fiscal 2012, we closed our Middle East operations.

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

We may need to take material write-offs for the impairment of goodwill and other intangible assets, including if our market capitalization declines

        As further described in Note 8 of our Notes to Condensed Consolidated Financial Statements, goodwill and intangible assets with indefinite lives are tested annually for impairment, or monitored more frequently, if events or circumstances exist that would more likely than not reduce our fair value below our carrying amount. In performing the first step of the goodwill impairment testing and measurement process, we compare our entity-wide estimated fair value to net book value to identify potential impairment. We estimate the entity-wide fair value utilizing our market capitalization, plus an appropriate control premium. We have utilized a control premium that considers appropriate industry, market and other pertinent factors, including indications of such premiums from data on recent acquisition transactions. If we determine through the impairment evaluation process that goodwill has been impaired, we would record the impairment charge in our consolidated income statements.

        There were no impairment losses related to goodwill or intangible assets during the first quarters of fiscal 2013 and fiscal 2012, respectively.

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

Fluctuations in the types of service contracts we enter into may adversely impact revenue and results of operations

        We derive a portion of our revenues from fixed-price contracts. We derived approximately 13% and 10% of revenues from fixed-price engagements in the first quarters of fiscal 2013 and fiscal 2012, respectively. These contracts are more common in our management consulting area, and would likely grow in number with expansion of that area. Fluctuations in the mix between time-and-material contracts, fixed-price contracts and arrangements with fees tied to performance-based criteria, may result in fluctuations of revenue and results of operations. In addition, if we fail to estimate accurately the resources required for a fixed-price project or fail to satisfy our contractual obligations in a manner consistent with the project budget, we might generate a smaller profit or incur a loss on the project. On occasion, we have had to commit unanticipated additional resources to complete projects, and we may have to take similar action in the future, which could adversely affect our revenues and results of operations.

The market price of our common stock may be volatile

        The market price of our common stock has fluctuated widely and may continue to do so. For example, from April 1, 2012, to March 30, 2013, the trading price of our common stock ranged from a high of $25.48 per share to a low of $13.41 per share. Many factors could cause the market price of our common stock to rise and fall. Some of these factors are:

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

Our debt obligations may adversely impact our financial performance

        We have a revolving line of credit with our bank for $125.0 million. The amounts available under this line of credit are constrained by various financial covenants and reduced by certain letters of credit outstanding. Our loan agreement with the bank will mature on April 24, 2018. The degree to which we are leveraged could adversely affect our ability to obtain further financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to secure short-term and long-term debt or equity financing in the future will depend on several factors, including our future profitability, the levels of our debt and equity, restrictions under our existing revolving line of credit, and the overall credit and equity market environments.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        (a)   Not applicable.

        (b)   Not applicable.

        (c)   The following table provides information about our repurchases of shares of our common stock during the fiscal quarter ended March 30, 2013. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the fiscal quarter into three periods of four weeks, four weeks, and five weeks, respectively, to coincide with our reporting periods during the first quarter of fiscal 2013.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(4)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(4)
December 30, 2012 to January 26, 2013	190 shares(1)	$17.65 per share(1)	—	$3,639,978
January 27, 2013 to February 23, 2013	5,963 shares(2)	$22.49 per share(2)	—	$3,639,978
February 24, 2013 to March 30, 2013	2,526 shares(3)	$22.41 per share(3)	—	$3,639,978

(1)
During the four weeks ended January 26, 2013, we accepted 190 shares of our common stock as a tax withholding from certain of our employees, in connection with the vesting of restricted shares that occurred during the indicated period, pursuant to the terms of our 2006 equity incentive plan, at an average share price of $17.65.

(2)
During the four weeks ended February 23, 2013, we accepted 5,963 shares of our common stock as a tax withholding from certain of our employees, in connection with the vesting of restricted shares that occurred during the indicated period, pursuant to the terms of our 2006 equity incentive plan, at an average share price of $22.49.

(3)
During the five weeks ended March 30, 2013, we accepted 2,526 shares of our common stock as a tax withholding from certain of our employees, in connection with the vesting of restricted shares that occurred during the indicated period, pursuant to the terms of our 2006 equity incentive plan, at an average share price of $22.41.

(4)
On August 30, 2011, we announced that our Board of Directors approved a share repurchase program of up to $7.5 million of our common stock. On February 22, 2012 and August 10, 2012, our Board of Directors authorized the repurchase of up to an additional $4.45 million and $5.0 million, respectively, of our common stock under this program. During the first quarter of fiscal 2013, we did not purchase any shares under this program. Approximately $3.6 million was available for future repurchases under this program as of March 30, 2013. We expect to continue to repurchase shares under this program.

ITEM 3.   Defaults Upon Senior Securities

        None.

ITEM 4.    Mine Safety Disclosures

        None.

ITEM 5.    Other Information

        None.

ITEM 6.    Exhibits

Item No.		Description
10.1		Eighth Amendment to Loan Agreement dated January 14, 2004, dated as of March 11, 2013, by and between CRA International, Inc. and RBS Citizens, N.A. (incorporated by reference to Exhibit 10.1 to our current report on form 10-K filed on March 15, 2013)
10.2
Sixth Amendment to Revolving Note, dated as of March 11, 2013, by and between CRA International, Inc. and RBS Citizens, N.A. (incorporated by reference to Exhibit 10.2 to our current report on form 10-K filed on March 15, 2013)
10.3
Credit Agreement dated as of April 24, 2013 by and among CRA International, Inc., CRA International (UK) Limited, as the Borrowers, RBS Citizens, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the Lenders parties thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on April 30, 2013)
10.4
Securities Pledge Agreement dated as of April 24, 2013 by and between CRA International, Inc., as Pledgor, and RBS Citizens, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on April 30, 2013)
31.1		Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2		Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1		Section 1350 certification
101	*
The following financial statements from CRA International, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2013, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Condensed Consolidated Income Statements (unaudited) for the fiscal quarters ended March 30, 2013 and March 31, 2012, (ii) Condensed Consolidated Statement of Comprehensive Income (unaudited) for the fiscal quarters ended March 30, 2013 and March 31, 2012, (iii) Condensed Consolidated Balance Sheets (unaudited) as at March 30, 2013 and December 29, 2012, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the fiscal quarters ended March 30, 2013 and March 31, 2012, (v) Condensed Consolidated Statement of Shareholders' Equity (unaudited) for the fiscal quarter ended March 30, 2013, and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

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

CRA INTERNATIONAL, INC.
Date: May 9, 2013	By:	/s/ PAUL A. MALEH Paul A. Maleh President and Chief Executive Officer
Date: May 9, 2013	By:	/s/ WAYNE D. MACKIE Wayne D. Mackie Executive Vice President, Treasurer, and Chief Financial Officer

EXHIBIT INDEX

Item No.		Description
10.1		Eighth Amendment to Loan Agreement dated January 14, 2004, dated as of March 11, 2013, by and between CRA International, Inc. and RBS Citizens, N.A. (incorporated by reference to Exhibit 10.1 to our current report on form 10-K filed on March 15, 2013)
10.2
Sixth Amendment to Revolving Note, dated as of March 11, 2013, by and between CRA International, Inc. and RBS Citizens, N.A. (incorporated by reference to Exhibit 10.2 to our current report on form 10-K filed on March 15, 2013)
10.3
Credit Agreement dated as of April 24, 2013 by and among CRA International, Inc., CRA International (UK) Limited, as the Borrowers, RBS Citizens, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the Lenders parties thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on April 30, 2013)
10.4
Securities Pledge Agreement dated as of April 24, 2013 by and between CRA International, Inc., as Pledgor, and RBS Citizens, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on April 30, 2013)
31.1		Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2		Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1		Section 1350 certification
101	*
The following financial statements from CRA International, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2013, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Condensed Consolidated Income Statements (unaudited) for the fiscal quarters ended March 30, 2013 and March 31, 2012, (ii) Condensed Consolidated Statement of Comprehensive Income (unaudited) for the fiscal quarters ended March 30, 2013 and March 31, 2012, (iii) Condensed Consolidated Balance Sheets (unaudited) as at March 30, 2013 and December 29, 2012, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the fiscal quarters ended March 30, 2013 and March 31, 2012, (v) Condensed Consolidated Statement of Shareholders' Equity (unaudited) for the fiscal quarter ended March 30, 2013, and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

*
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto shall not be deemed filed for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.