Form 10-Q
period 2013-06-29
CRA INTERNATIONAL, INC.
filed 2013-08-08
CIK 1053706

Use these links to rapidly review the document
TABLE OF CONTENT

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2013
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2013
Common Stock, no par value per share	10,178,364 shares

CRA International, Inc.

INDEX

PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements	3
	Condensed Consolidated Income Statements (unaudited)—Quarters Ended June 29, 2013 and June 30, 2012 and the Fiscal Year to Date Periods Ended June 29, 2013 and June 30, 2012	3
	Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)—Quarters Ended June 29, 2013 and June 30, 2012 and the Fiscal Year to Date Periods Ended June 29, 2013 and June 30, 2012	4
	Condensed Consolidated Balance Sheets (unaudited)—June 29, 2013 and December 29, 2012	5
	Condensed Consolidated Statements of Cash Flows (unaudited)—Fiscal Year to Date Periods Ended June 29, 2013 and June 30, 2012	6
	Condensed Consolidated Statement of Shareholders' Equity (unaudited)—Fiscal Year to Date Period Ended June 29, 2013	7
	Notes to Condensed Consolidated Financial Statements (Unaudited)	8
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	25
ITEM 4.	Controls and Procedures	26
PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	27
ITEM 1A.	Risk Factors	27
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
ITEM 3.	Defaults Upon Senior Securities	36
ITEM 4.	Mine Safety Disclosures	36
ITEM 5.	Other Information	36
ITEM 6.	Exhibits	37
Signatures		38

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

CRA International, Inc.

Condensed Consolidated Income Statements (unaudited)

(In thousands, except per share data)

	Quarter Ended		Fiscal Year to Date Period Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Revenues	$65,203	$67,813	$128,333	$136,945
Costs of services	45,042	45,448	87,057	91,935

Gross profit	20,161	22,365	41,276	45,010
Selling, general and administrative expenses	15,380	16,924	31,180	34,791
Depreciation and amortization	1,611	2,633	3,152	4,105

Income from operations	3,170	2,808	6,944	6,114
Interest income	21	64	82	130
Interest expense	(175)	(79)	(242)	(159)
Other income (expense), net	352	(98)	(39)	(137)

Income before provision for income taxes	3,368	2,695	6,745	5,948
Provision for income taxes	(2,017)	(1,922)	(2,559)	(4,739)

Net income	1,351	773	4,186	1,209
Net (income) loss attributable to noncontrolling interest, net of tax	58	(54)	192	29

Net income attributable to CRA International, Inc.	$1,409	$719	$4,378	$1,238

Net income per share attributable to CRA International, Inc:
Basic	$0.14	$0.07	$0.43	$0.12

Diluted	$0.14	$0.07	$0.43	$0.12

Weighted average number of shares outstanding:
Basic	10,100	10,242	10,085	10,279

Diluted	10,188	10,381	10,174	10,439

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

(In thousands)

	Quarter Ended		Fiscal Year to Date Period Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net income	$1,351	$773	$4,186	$1,209
Other comprehensive income (loss):
Foreign currency translation adjustments	128	(1,410)	(1,329)	307

Comprehensive income (loss)	1,479	(637)	2,857	1,516
Less: comprehensive (income) loss attributable to noncontrolling interest	58	(54)	192	29

Comprehensive income (loss) attributable to CRA International, Inc.	$1,537	$(691)	$3,049	$1,545

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except share data)

	June 29, 2013	December 29, 2012
Assets
Current assets:
Cash and cash equivalents	$16,333	$55,451
Accounts receivable, net of allowances of $9,194 at June 29, 2013 and $9,459 at December 29, 2012	47,094	56,083
Unbilled services	29,069	21,187
Prepaid expenses and other assets	18,548	23,001
Deferred income taxes	15,034	15,955

Total current assets	126,078	171,677
Property and equipment, net	17,297	17,980
Goodwill	75,273	70,765
Intangible assets, net of accumulated amortization of $7,553 at June 29, 2013 and $7,122 at December 29, 2012	5,120	1,834
Deferred income taxes, net of current portion	5,157	8,083
Other assets	55,162	21,671

Total assets	$284,087	$292,010

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$13,170	$9,766
Accrued expenses	32,336	45,305
Deferred revenue and other liabilities	6,752	6,748
Deferred income taxes	262	1,145
Current portion of deferred rent	2,411	2,268
Current portion of debt obligation under credit agreement	5,143	—
Current portion of notes payable	702	691
Current portion of deferred compensation	89	3,287

Total current liabilities	60,865	69,210
Notes payable, net of current portion	997	1,007
Deferred rent and other non-current liabilities	4,224	5,608
Deferred compensation and other non-current liabilities	206	2,676
Deferred income taxes, net of current portion	1,322	1,275
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 10,110,453 shares and 10,057,448 shares issued and outstanding at June 29, 2013 and December 29, 2012, respectively	94,428	93,174
Receivables from shareholders	—	(120)
Retained earnings	126,988	122,610
Accumulated other comprehensive loss	(5,717)	(4,388)

Total CRA International, Inc. shareholders' equity	215,699	211,276
Noncontrolling interest	774	958

Total shareholders' equity	216,473	212,234

Total liabilities and shareholders' equity	$284,087	$292,010

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Fiscal Year to Date Period Ended
	June 29, 2013	June 30, 2012
Operating activities:
Net income	$4,186	$1,209
Adjustments to reconcile net income to net cash used in operating activities, net of effect of acquired businesses:
Depreciation and amortization	3,201	2,821
Loss on disposal of property and equipment	—	1,160
Deferred rent	(1,193)	(1,920)
Deferred income taxes	309	266
Share-based compensation expenses	1,321	2,479
Excess tax benefits from share-based compensation	(5)	(38)
Accounts receivable allowances	(64)	5,622
Changes in operating assets and liabilities:
Accounts receivable	17,474	8,051
Unbilled services	(8,160)	(16,948)
Prepaid expenses and other assets	(26,488)	(2,847)
Accounts payable, accrued expenses, and other liabilities	(17,321)	(26,862)

Net cash used in operating activities	(26,740)	(27,007)
Investing activities:
Consideration paid for acquisitions, net	(15,591)	—
Purchase of property and equipment	(1,971)	(1,504)
Purchase of investments	—	(9,494)
Sale of investments	—	18,994
Collections on notes receivable	14	14

Net cash provided by (used in) investing activities	(17,548)	8,010
Financing activities:
Issuance of common stock, principally stock option exercises	207	575
Borrowings under line of credit	17,320	—
Repayments under line of credit	(12,177)	—
Tax withholding payments reimbursed by restricted shares	(214)	(732)
Excess tax benefits from share-based compensation	5	38
Repurchase of common stock	—	(5,620)

Net cash provided by (used in) financing activities	5,141	(5,739)
Effect of foreign exchange rates on cash and cash equivalents	29	(63)

Net decrease in cash and cash equivalents	(39,118)	(24,799)
Cash and cash equivalents at beginning of period	55,451	61,587

Cash and cash equivalents at end of period	$16,333	$36,788

Supplemental cash flow information:
Cash paid for income taxes	$1,287	$8,686

Cash paid for interest	$137	$111

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statement of Shareholders' Equity (unaudited)

(In thousands, except share data)

	Common Stock					CRA International, Inc. Shareholders' Equity
					Accumulated Other Comprehensive Loss
	Shares Issued	Amount	Receivables from Shareholders	Retained Earnings			Noncontrolling Interest	Total Shareholders' Equity
BALANCE AT DECEMBER 29, 2012	10,057,448	$93,174	$(120)	$122,610	$(4,388)	$211,276	$958	$212,234
Net income	—	—	—	4,378	—	4,378	(192)	4,186
Foreign currency translation adjustment	—	—	—	—	(1,329)	(1,329)	—	(1,329)
Exercise of stock options	13,389	207	—	—	—	207	—	207
Share-based compensation expense for employees	—	1,262	—	—	—	1,262	—	1,262
Restricted share vesting	49,280	—	—	—	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(9,664)	(214)	—	—	—	(214)	—	(214)
Tax deficit on stock options and restricted shares vesting	—	(60)	—	—	—	(60)	—	(60)
Payments received on notes receivable from shareholders	—	—	120	—	—	120	—	120
Share-based compensation expense for non-employees	—	59	—	—	—	59	—	59
Equity transactions of noncontrolling interest	—	—	—	—	—	—	8	8

BALANCE AT JUNE 29, 2013	10,110,453	$94,428	$—	$126,988	$(5,717)	$215,699	$774	$216,473

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

2. Unaudited Interim Condensed Consolidated Financial Statements and Estimates

        The following financial statements included in this report are unaudited: the condensed consolidated income statements for the fiscal quarters and year to date periods ended June 29, 2013 and June 30, 2012, the condensed consolidated statements of comprehensive income (loss) for the fiscal quarters and year to date periods ended June 29, 2013 and June 30, 2012, the condensed consolidated balance sheet as of June 29, 2013, the condensed consolidated statements of cash flows for the fiscal year to date periods ended June 29, 2013 and June 30, 2012, and the condensed consolidated statement of shareholders' equity for the fiscal year to date period ended June 29, 2013. In the opinion of management, these statements include all adjustments necessary for a fair presentation of CRA's consolidated financial position, results of operations, and cash flows. The condensed consolidated balance sheet as of December 29, 2012 included in this report was derived from audited consolidated financial statements included in the Company's Annual Report on Form 10-K that was filed on March 8, 2013.

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

        The condensed consolidated statements of cash flows for the fiscal year to date period ended June 30, 2012 has been adjusted to properly present the non-cash component related to the Company's change in accounts receivable. This amount was previously presented on a net basis. This revision is not material to the Company's consolidated financial statements taken as a whole.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3. Principles of Consolidation

        The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. In addition, the condensed consolidated financial statements include the Company's interest in NeuCo, Inc. ("NeuCo"). All significant intercompany accounts have been eliminated.

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

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

5. Cash and Cash Equivalents

        Cash equivalents consist principally of funds holding only U.S. government obligations, and money market funds, with maturities of three months or less when purchased. As of June 29, 2013, a substantial portion of the Company's cash accounts was concentrated at a single financial institution, which potentially exposes the Company to credit risks. As of June 29, 2013, the financial institution has "stable" credit ratings and the Company has not experienced any losses related to such accounts. The short-term credit rating is A-1 by Standard & Poor's ratings services. The Company does not believe that there is significant risk of non-performance by the financial institution and the Company's cash on deposit at this financial institution is fully liquid. The Company continually monitors the credit ratings of the institution.

        The carrying amounts of the Company's instruments classified as cash equivalents are stated at amortized cost, which approximates fair value because of their short-term maturity.

6. Prepaid Expenses and Other Assets, and Other Assets

        Prepaid expenses and other assets consist of the following (in thousands):

	June 29, 2013	December 29, 2012
Forgivable loans and term loans to employees and non-employee experts	$6,801	$11,875
Income taxes receivable	3,688	4,104
Prepaid insurance	1,690	1,330
Subscriptions and licenses	1,814	1,395
Prepaid rent and deposits	1,272	968
Other	3,283	3,329

Total	$18,548	$23,001

        Other assets consist of the following (in thousands):

	June 29, 2013	December 29, 2012
Forgivable loans and term loans to employees and non-employee experts	$51,102	$17,364
Other	4,060	4,307

Total	$55,162	$21,671

        In order to attract and retain highly skilled professionals, the Company may issue forgivable loans or term loans to employees and non-employee experts which are classified in "prepaid expenses and other assets" and "other assets" on the accompanying balance sheets as of June 29, 2013 and December 29, 2012. A portion of the term loans and forgivable loans are collateralized. The forgivable loans have terms that are generally between three and eight years. The principal amount of forgivable loans and accrued interest is forgiven by the Company over the term of the loans, so long as the employee or non-employee expert continues employment or affiliation with the Company and complies with certain contractual requirements. The expense associated with the forgiveness of the principal

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Prepaid Expenses and Other Assets, and Other Assets (Continued)

amount of the loans is recorded as compensation expense over the service period, which is consistent with the term of the loans. During the first half of fiscal 2013, the Company issued approximately $38.0 million in forgivable loans to employees and non-employee experts for future service.

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

8. Goodwill

        In accordance with Accounting Standards Codification ("ASC") Topic 350, "Intangibles—Goodwill and Other," goodwill is not subject to amortization, but is tested at least annually for impairment, or monitored more frequently, as necessary, if events or circumstances exist that would more likely than not reduce the Company's fair value below its carrying amount. For the Company's goodwill impairment analysis, the Company operates under one reporting unit. In performing the first step of the goodwill impairment testing and measurement process, the Company compares its entity-wide estimated fair value to its net book value to identify potential impairment. The Company estimates its entity-wide fair value utilizing its market capitalization, plus an appropriate control premium. The Company has utilized a control premium that considers appropriate industry, market and other pertinent factors, including indications of such premiums from data on recent acquisition transactions. If the Company determines through the impairment evaluation process that goodwill has been impaired, it would record the impairment charge in its consolidated income statements.

        There were no impairment losses related to goodwill during each of the fiscal quarters ended June 29, 2013 and June 30, 2012, respectively, as there were no events or circumstances that would more likely than not reduce the Company's fair value below its carrying amount. When the Company performed its annual impairment test in the fourth quarter of fiscal 2012, its net book value exceeded its market capitalization plus an estimated control premium. Therefore, the Company was required to perform the second step of the goodwill impairment test, which resulted in a non-cash goodwill impairment charge of $71.4 million that the Company recorded in the fourth quarter of fiscal 2012.

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

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8. Goodwill (Continued)

        The changes in the carrying amount of goodwill during the fiscal year to date period ended June 29, 2013, are as follows (in thousands):

	Goodwill, gross	Accumulated impairment losses	Goodwill, net
Balance at December 29, 2012	$142,658	$(71,893)	$70,765
Goodwill adjustments related to acquisition	5,358	—	5,358
Goodwill adjustments related to NeuCo	(63)	—	(63)
Effect of foreign currency translation	(787)	—	(787)

Balance at June 29, 2013	$147,166	$(71,893)	$75,273

        The changes in the carrying amount of goodwill during the fiscal year to date period ended June 30, 2012, are as follows (in thousands):

	Goodwill, gross	Accumulated impairment losses	Goodwill, net
Balance at December 31, 2011	$141,153	$(499)	$140,654
Effect of foreign currency translation	377	—	377

Balance at June 30, 2012	$141,530	$(499)	$141,031

9. Accrued Expenses

        Accrued expenses consist of the following (in thousands):

	June 29, 2013	December 29, 2012
Compensation and related expenses	$25,659	$40,329
Income taxes payable	853	626
Other	5,824	4,350

Total	$32,336	$45,305

        As of June 29, 2013 and December 29, 2012, approximately $13.9 million and $28.0 million of accrued bonuses were included above in "compensation and related expenses".

10. Credit Agreement

        On April 24, 2013, the Company entered into a new credit agreement that provides the Company with a $125.0 million revolving credit facility and a $15 million sublimit for the issuance of letters of credit. The Company may use the proceeds of the revolving credit loans to provide working capital and for other general corporate purposes. The Company may repay any borrowings under the revolving credit facility at any time, but no later than April 24, 2018. Upon entering into the agreement, the Company borrowed $15.0 million under the revolving credit facility, which it used, together with cash on hand, to repay in full all indebtedness outstanding under the Company's previous credit agreement,

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

10. Credit Agreement (Continued)

whereupon such agreement was terminated. The Company also borrowed an additional $2.3 million during the second quarter of fiscal 2013 under the multi-currency portion of the credit agreement. There was approximately $5.1 million outstanding under this revolving line of credit as of June 29, 2013 as the Company repaid $12.2 million during the second quarter of fiscal 2013. On July 23, 2013, the Company repaid an additional $4.0 million, leaving approximately $1.1 million outstanding, all of which was under the multi-currency portion of the agreement.

        As of June 29, 2013, the amount available under this revolving line of credit is reduced by certain letters of credit outstanding, which amounted to $0.5 million. Under the credit agreement, the Company is obligated to comply with various financial and non-financial covenants. As of June 29, 2013, the Company was in compliance with the credit agreement.

        Borrowings under the revolving credit facility bear interest at a rate per annum of either (i) the adjusted base rate, as defined in the credit agreement, plus an applicable margin, which varies between 0.50% and 1.50% depending on the Company's total leverage ratio as determined under the credit agreement, or (ii) the adjusted eurocurrency rate, as defined in the credit agreement, plus an applicable margin, which varies between 1.50% and 2.50% depending on our total leverage ratio. The Company is required to pay a fee on the unused portion of the revolving credit facility at a rate per annum that varies between 0.25% and 0.375% depending on its total leverage ratio. Borrowings under the credit facility are secured by 100% of the stock of certain of the Company's U.S. subsidiaries and 65% of the stock of certain of its foreign subsidiaries, which represent approximately $4.3 million in net assets as of June 29, 2013.

        Under the credit agreement, the Company must comply with various financial and non-financial covenants. Compliance with these financial covenants is tested on a fiscal quarterly basis. Any indebtedness outstanding under the credit facility may become immediately due and payable upon the occurrence of stated events of default, including the Company's failure to pay principal, interest or fees or a violation of any financial covenant. The financial covenants require the Company to maintain a consolidated interest expense to adjusted consolidated EBITDA ratio of not more than 2.5 to 1.0 and to comply with a consolidated debt to adjusted consolidated EBITDA ratio of not more than 3.0 to 1.0. The non-financial covenant restrictions of the senior credit agreement include, but are not limited to, the Company's ability to incur additional indebtedness, engage in acquisitions or dispositions, and enter into business combinations. As of June 29, 2013, the Company was in compliance with the covenants of its credit agreement.

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

11. Revenue Recognition (Continued)

        Revenues also include reimbursable expenses, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. Reimbursable expenses are as follows (in thousands):

	Quarter Ended		Fiscal Year to Date Period Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Reimbursable expenses	$9,750	$8,817	$17,408	$17,114

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

	Quarter Ended		Fiscal Year to Date Period Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Basic weighted average shares outstanding	10,100	10,242	10,085	10,279
Common stock equivalents:
Stock options and restricted shares	88	139	89	160

Diluted weighted average shares outstanding	10,188	10,381	10,174	10,439

        For the second quarter and fiscal year to date period ended June 29, 2013, the anti-dilutive share based awards that were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding amounted to 1,065,240 and 1,103,932 shares, respectively. For the second quarter and fiscal year to date period ended June 30, 2012, certain share-based awards, which amounted to 1,190,676 and 1,214,086 shares, respectively, were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding because they were anti-dilutive. These share-based awards were anti-dilutive because their exercise price exceeded the average market price over the respective period.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

12. Net Income per Share (Continued)

        On July 6, 2010, the Company announced that its Board of Directors approved a share repurchase program of up to $5.0 million of the Company's common stock. On August 30, 2011, February 22, 2012 and August 10, 2012, the Board of Directors authorized the repurchase of up to an additional $7.5 million, $4.45 million, and $5.0 million, respectively, of the Company's common stock under this program. During the second quarter of fiscal 2012, the Company repurchased and retired 129,785 shares under this share repurchase program at an average price per share of $19.83. During the first half of fiscal 2013, the Company did not repurchase any shares of its common stock under this program. There is approximately $3.6 million available for future repurchases under this program as of June 29, 2013. The Company records the retirement of its repurchased stock as a reduction to common stock.

13. Income Taxes

        The Company's effective income tax rates were 59.9% and 71.3% for the second quarters of fiscal 2013 and fiscal 2012, respectively. The effective tax rates for each of these periods was higher than the Company's combined federal and state statutory tax rate primarily due to losses in foreign jurisdictions that provided no tax benefit. In addition, during the second quarter of fiscal 2013, the Company incurred a charge for a one-time tax adjustment of $0.3 million. The Company's effective income tax rates were 37.9% and 79.7% for the fiscal year to date periods ended June 29, 2013 and June 30, 2012, respectively. The effective tax rate for the fiscal year to date period ended June 29, 2013 was lower than the Company's combined federal and state statutory tax rate primarily due to the favorable settlement of a tax matter in the first quarter of fiscal 2013, partially offset by a one-time tax adjustment recorded in the second quarter of fiscal 2013 and the effect of losses in foreign jurisdictions that provided no tax benefit in the first half of fiscal 2013. The effective tax rate for the fiscal year to date period ended June 30, 2012 was higher than the Company's combined federal and state statutory tax rate primarily due to losses in foreign jurisdictions that provided no tax benefit.

        The Company has not provided for deferred income taxes or foreign withholding taxes on undistributed earnings from its foreign subsidiaries as of June 29, 2013 because such earnings are considered to be indefinitely reinvested. The Company does not rely on these unremitted earnings as a source of funds for its domestic business as it expects to have sufficient cash flow and availability from its U.S. credit lines to fund its U.S. operational and strategic needs. If the Company were to repatriate its foreign earnings that are indefinitely reinvested, it would accrue substantially no additional tax expense.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

14. Restructuring Charges

        The Company did not incur any restructuring charges during the second quarter of fiscal 2013. The restructuring reserve balance was as follows as of June 29, 2013 (in thousands):

	Office Vacancies	Employee Workforce Reduction	Total Restructuring
Balance at December 29, 2012	$2,106	$873	$2,979
Amounts paid during the fiscal year to date period ended June 29, 2013	(451)	(716)	(1,167)
Adjustments and effect of foreign currency translation during the fiscal year to date period ended June 29, 2013	(177)	(144)	(321)

Balance at June 29, 2013	$1,478	$13	$1,491

        On the accompanying balance sheet as of June 29, 2013, the reserve balance of $1.5 million was classified as follows: $0.6 million in "deferred rent and other non-current liabilities," and $0.9 million in "current portion of deferred rent".

        During the second quarter of fiscal 2012, the Company entered into an agreement with the landlord of its London, England office to surrender the lease of one of the three floors it leased in an office building in London. Under this agreement, the Company surrendered its lease of this floor on June 30, 2012, instead of on the lease's original termination date of October 2, 2016, and paid the landlord approximately $1.2 million in connection with the surrender. In connection with this surrender, the Company incurred pre-tax restructuring charges of $1.7 million in the second quarter of fiscal 2012, which included the surrender charge, approximately $1.1 million of fixed asset write-offs and other charges or offsets. Additionally, during the second quarter of fiscal 2012, the Company recorded a pre-tax restructuring credit of $0.4 million related to adjustments to its leased office space in Houston, TX for the reoccupation of a portion of that office space. Of the $1.4 million of restructuring charges recorded during the second quarter of fiscal 2012, approximately $0.2 million was charged to selling, general and administrative expenses and $1.1 million was charged to depreciation and amortization expense.

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

Critical Accounting Policies and Significant Estimates

        The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. ("U.S. GAAP"). The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the related disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates in these condensed consolidated financial statements include, but are not limited to, accounts receivable allowances, revenue recognition on fixed price contracts, depreciation of property and equipment, share-based compensation, valuation of acquired intangible assets, impairment of long lived assets, goodwill, accrued and deferred income taxes, valuation allowances on deferred tax assets, accrued compensation, accrued exit costs, and other accrued expenses. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if our assumptions based on past experience or our other assumptions do not turn out to be substantially accurate.

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

  •
  Share-based compensation expense

  •
  Valuation of goodwill and other intangible assets

  •
  Accounting for income taxes

        We did not adopt any changes in the second quarter of fiscal 2013 that had a material effect on these critical accounting policies nor did we make any changes to our accounting policies in the second quarter of fiscal 2013 that changed these critical accounting policies.

Recent Accounting Standards

        See Note 4 to our condensed consolidated financial statements included in this quarterly report on Form 10-Q for a discussion of recent accounting standards.

Results of Operations—For the Quarter and Fiscal Year to Date Period Ended June 29, 2013, Compared to the Quarter and Fiscal Year to Date Period Ended June 30, 2012

        The following table provides operating information as a percentage of revenues for the periods indicated:

	Quarter Ended		Fiscal Year to Date Period Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Revenues	100.0%	100.0%	100.0%	100.0%
Costs of services	69.1	67.0	67.8	67.1

Gross profit	30.9	33.0	32.2	32.9
Selling, general and administrative expenses	23.6	25.0	24.3	25.4
Depreciation and amortization	2.5	3.9	2.5	3.0

Income from operations	4.9	4.1	5.4	4.5
Interest income	0.0	0.1	0.1	0.1
Interest expense	(0.3)	(0.1)	(0.2)	(0.1)
Other income (expense), net	0.5	(0.1)	(0.0)	(0.1)

Income before provision for income taxes	5.2	4.0	5.3	4.3
Provision for income taxes	(3.1)	(2.8)	(2.0)	(3.5)

Net income	2.1	1.1	3.3	0.9
Net (income) loss attributable to noncontrolling interest, net of tax	0.1	(0.1)	0.1	0.0

Net income attributable to CRA International, Inc.	2.2%	1.1%	3.4%	0.9%

Quarter Ended June 29, 2013 Compared to the Quarter Ended June 30, 2012

        Revenues.    Revenues decreased $2.6 million, or 3.8%, to $65.2 million for the second quarter of fiscal 2013 from $67.8 million for the second quarter of fiscal 2012. Our revenue decline was due primarily to mixed results within our portfolio, as the strong performance of some practices was offset by softness in other areas of the portfolio. Our revenue decline was primarily due to decreases in our management consulting business. Although management consulting started the quarter slowly, its practices experienced improvements in project backlog toward the end of the second quarter of fiscal 2013 that have continued into the third quarter of fiscal 2013. The decline in management consulting was partially offset by increases in litigation, regulatory, and financial consulting business in the latter part of the quarter, reflecting organic growth and increasing contributions from the new senior-level hires we welcomed to CRA during the latter part of fiscal 2012 and the first quarter of fiscal 2013.

NeuCo had a decrease in revenue of approximately $0.4 million in the second quarter of fiscal 2013 as compared with the second quarter of fiscal 2012. Utilization decreased to 67% for the second quarter of fiscal 2013 from 70% for the second quarter of fiscal 2012. The decrease in revenue was partially offset by an increase in client reimbursable expenses, which are pass-through expenses that carry little to no margin.

        Overall, revenues outside of the U.S. represented approximately 21% of total revenues for the second quarter of fiscal 2013, compared with approximately 25% of total revenues for the second quarter of fiscal 2012. Revenues derived from fixed-price engagements decreased to 14% of total revenues for the second quarter of fiscal 2013 compared with 16% for the second quarter of fiscal 2012. The decrease in revenues from fixed-price engagements as compared to the second quarter of fiscal 2012 was due primarily to a decrease in the percentage of our revenue related to our management consulting business, as the management consulting business typically has a higher concentration of fixed-price service contracts.

        Costs of Services.    Costs of services decreased by $0.4 million, or 0.9%, to $45.0 million for the second quarter of fiscal 2013 from $45.4 million for the second quarter of fiscal 2012. The decrease in costs of services was due primarily to the restructuring actions we announced in the third quarter of fiscal 2012, which resulted in a decrease in compensation expense per employee and a decrease in employee consultant headcount from 511 as of June 30, 2012 to 475 as of June 29, 2013, partially offset by an increase in client reimbursable expenses of $0.9 million. As a percentage of revenues, costs of services increased to 69.1% for the second quarter of fiscal 2013 from 67.0% for the second quarter of fiscal 2012 due primarily to the increase in client reimbursable expenses and the decrease in revenues.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased by $1.5 million, or 9.1%, to $15.4 million for the second quarter of fiscal 2013 from $16.9 million for the second quarter of fiscal 2012. The primary contributors to this decrease were decreased rent and office operating expenses resulting from our reduction of leased office space in London, England and Boston, Massachusetts at the end of the second quarter and fourth quarter of fiscal 2012, respectively. Additionally, selling, general and administrative expenses included $0.2 million of restructuring costs recorded in the second quarter of fiscal 2012 associated with the reduction of leased office space in our London, England office and adjustments to our leased office space in Houston, TX for the reoccupation of a portion of that office space. There were no restructuring charges recorded in selling, general and administrative expenses in the second quarter of fiscal 2013.

        Furthermore, decreases in compensation expense, professional fees, and outside consultant charges for the second quarter of fiscal 2013 as compared to the second quarter of fiscal 2012 resulted from the restructuring actions we announced in the third quarter of fiscal 2012. Partially offsetting these decreases was an increase in commissions to non-employee experts of $0.7 million in the second quarter of fiscal 2013 as compared to the second quarter of fiscal 2012.

        As a percentage of revenues, selling, general and administrative expenses decreased to 23.6% for the second quarter of fiscal 2013 from 25.0% for the second quarter of fiscal 2012, which was primarily due to the decrease in expenses discussed above in the second quarter of fiscal 2013 as compared with the second quarter of fiscal 2012, partially offset by the increase in commissions to non-employee experts from 1.9% of revenues for the second quarter of fiscal 2012 to 3.0% of revenues for the second quarter of fiscal 2013.

        Depreciation and Amortization.    Depreciation and amortization decreased by $1.0 million, or 38.8%, to $1.6 million for the second quarter of fiscal 2012 from $2.6 million for the second quarter of fiscal 2012. The decrease was due primarily to approximately $1.1 million related to the write-off of unamortized leaseholds and other costs associated with restructuring costs recorded in the second quarter of fiscal 2012 for the reduction of leased office space in our London, England office.

        Interest Expense.    Interest expense increased by $96,000 to $175,000 for the second quarter of fiscal 2013 from $79,000 for the second quarter of fiscal 2012. The increase was primarily due to interest expense related to the new credit agreement we entered into on April 24, 2013 that provides us with a $125.0 million revolving credit facility, under which had approximately $5.1 million outstanding as of June 29, 2013. On July 23, 2013, we repaid $4.0 million of this amount.

        Other Income (Expense), Net.    Other income (expense), net changed by $450,000 to income of $352,000 for the second quarter of fiscal 2013 from expense of $98,000 for the second quarter of fiscal 2012. Other income (expense), net consists primarily of foreign currency exchange transaction gains and losses. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies including the Euro and the British Pound. Additionally, our new multi-currency facility that we entered into on April 24, 2013 allows us to minimize such foreign exchange exposures.

        Provision for Income Taxes.    The income tax provision was $2.0 million, and the effective tax rate was 59.9%, for the second quarter of fiscal 2013 compared to $1.9 million and 71.3% for the second quarter of fiscal 2012. The effective tax rate in each of these periods was higher than our combined federal and state statutory tax rate primarily due to losses in foreign jurisdictions that provided no tax benefit. In addition, during the second quarter of fiscal 2013, we incurred a charge for a one-time tax adjustment of $0.3 million.

        Net (Income) Loss Attributable to Noncontrolling Interest, Net of Tax.    Our ownership interest in NeuCo constitutes control under U.S GAAP. As a result, NeuCo's financial results are consolidated with ours, and allocations of the noncontrolling interest's share of NeuCo's net income result in deductions to our net income, while allocations of the noncontrolling interest's share of NeuCo's net loss result in additions to our net income. Our ownership interest in NeuCo is 55.89%. The results of operations of NeuCo allocable to its other owners was a net loss of $58,000 for the second quarter of fiscal 2013 and a net income of $54,000 for the second quarter of fiscal 2012.

        Net Income Attributable to CRA International, Inc.    Net income attributable to CRA International, Inc. increased by $0.7 million to net income of $1.4 million for the second quarter of fiscal 2013 from net income of $0.7 million for the second quarter of fiscal 2012. The net income per diluted share was $0.14 per share for the second quarter of fiscal 2013, compared to $0.07 of net income per share for the second quarter of fiscal 2012. Diluted weighted average shares outstanding decreased by approximately 193,000 shares to approximately 10,188,000 shares for the second quarter of fiscal 2013 from approximately 10,381,000 shares for the second quarter of fiscal 2012. The decrease in diluted weighted average shares outstanding was primarily due to repurchases of common stock since the second quarter of fiscal 2012 and our lower average stock price in the second quarter of fiscal 2013 as compared to the second quarter of fiscal 2012, offset in part by an increase as a result of shares of restricted stock that have vested or that have been issued, and stock options that have been exercised since the second quarter of fiscal 2012.

Fiscal Year to Date Period Ended June 29, 2013 Compared to the Fiscal Year to Date Period Ended June 30, 2012

        Revenues.    Revenues decreased by $8.6 million, or 6.3%, to $128.3 million for the fiscal year to date period ended June 29, 2013 from $136.9 million for the fiscal year to date period ended June 30, 2012. Our revenue decline was due primarily to mixed results within our portfolio, as the strong performance of some practices was offset by softness in other areas of the portfolio. Our revenue decline was primarily due to decreases in our management consulting business. Although management consulting started fiscal 2013 slowly, its practices experienced improvements in project backlog toward the end of the second quarter of fiscal 2013 that have continued into the third quarter of fiscal 2013.

The decline in management consulting was partially offset by increases in litigation, regulatory, and financial consulting business in the latter part of the second quarter of fiscal 2013, reflecting organic growth and increasing contributions from the new senior-level hires we welcomed to CRA during the latter part of fiscal 2012 and the first quarter of fiscal 2013. NeuCo had a decrease in revenues of $0.5 million in the first half of fiscal 2013 as compared to the first half of fiscal 2012. Utilization decreased to 67% for the first half of fiscal 2013 from 69% for the first half of fiscal 2012. The decrease in revenue was partially offset by an increase in client reimbursable expenses, which are pass-through expenses that carry little to no margin.

        Overall, revenues outside of the U.S. represented approximately 23% of total revenues for the fiscal year to date period ended June 29, 2013, compared with approximately 22% of total revenues for the fiscal year to date period ended June 30, 2012. Revenues derived from fixed-price engagements increased to 14% of total revenues for the fiscal year to date period ended June 29, 2013 compared with 13% for the fiscal year to date period ended June 30, 2012.

        Costs of Services.    Costs of services decreased $4.9 million, or 5.3%, to $87.1 million for the fiscal year to date period ended June 30, 2012 from $91.9 million for the fiscal year to date period ended June 30, 2012. The decrease in costs of services was due primarily to the restructuring actions we announced in the third quarter of fiscal 2012, which resulted in a decrease in employee consultant headcount from 511 as of June 30, 2012 to 475 as of June 29, 2013, partially offset by an increase in client reimbursable expenses of $0.3 million.

        As a percentage of revenues, costs of services increased to 67.8% for the first half of fiscal 2013 from 67.1% for the first half of fiscal 2012 due primarily to the decrease in revenue in the first half of fiscal 2013 compared with the first half of fiscal 2012, as the decrease in revenue outpaced the decrease in costs of services.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased by $3.6 million, or 10.4%, to $31.2 million for the fiscal year to date period ended June 29, 2013 from $34.8 million for the fiscal year to date period ended June 30, 2012. The primary contributors to this decrease were decreased rent and office operating expenses resulting from our reduction of leased office space in London, England and Boston, Massachusetts at the end of the second quarter and fourth quarter of fiscal 2012, respectively. Additionally, selling, general and administrative expenses for the first half of fiscal 2012 included $0.8 million of restructuring costs associated principally with the reduction of leased office space in our London, England office and adjustments to our leased office space in Houston, TX. There were no restructuring charges recorded in selling, general and administrative expenses in the first half of fiscal 2013. Additionally, decreases in compensation expense, professional fees, and outside consultant charges for the first half of fiscal 2013 as compared to the first half of fiscal 2012 resulted from the restructuring actions we announced in the third quarter of fiscal 2012. Partially offsetting these decreases was an increase in commissions to non-employee experts of $1.2 million in the first half of fiscal 2013 as compared to the first half of fiscal 2012.

        As a percentage of revenues, selling, general and administrative expenses decreased to 24.3% for the fiscal year to date period ended June 29, 2013 from 25.4% for the fiscal year to date period ended June 30, 2012, which was primarily due to decreased rent and office operating expenses, professional fees, and outside consultant charges in the first half of fiscal 2013 as compared with the first half of fiscal 2012, partially offset by the increase in commissions to non-employee experts from 2.1% of revenues for the first half of fiscal 2012 to 3.2% of revenues for the first half of fiscal 2013.

        Depreciation and Amortization.    Depreciation and amortization decreased by $1.0 million, or 23.2%, to $3.2 million for the fiscal year to date period ended June 29, 2013 from $4.1 million for the fiscal year to date period ended June 30, 2012 due primarily to approximately $1.1 million related to the write-off of unamortized leaseholds and other costs associated with restructuring costs recorded in the second quarter of fiscal 2012 for the reduction of leased office space in our London, England office.

        Interest Expense.    Interest expense increased by $83,000 to $242,000 for the fiscal year to date period ended June 29, 2013 from $159,000 for the fiscal year to date period ended June 30, 2012. The increase was primarily due to interest expense related to the new credit agreement we entered into on April 24, 2013 that provides us with a $125.0 million revolving credit facility, under which had approximately $5.1 million outstanding as of June 29, 2013. On July 23, 2013, we repaid $4.0 million of this amount.

        Other Income (Expense), Net.    Other income (expense), net changed by $98,000 to expense of $39,000 for the fiscal year to date period ended June 29, 2013 as compared to expense of $137,000 for the fiscal year to date period ended June 30, 2012. Other income (expense), net consists primarily of foreign currency exchange transaction gains and losses. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies including the Euro and the British Pound. Additionally, our new multi-currency facility that we entered into on April 24, 2013 allows us to minimize such foreign exchange exposures.

        Provision for Income Taxes.    For the fiscal year to date period ended June 29, 2013 our income tax provision was $2.6 million, and the effective tax rate was 37.9%, compared to $4.7 million and an effective tax rate of 79.7% for the fiscal year to date period ended June 30, 2012. The effective tax rate for the fiscal year to date period ended June 29, 2013 was lower than our combined federal and state statutory tax rate primarily due to the favorable settlement of a tax matter in the first quarter of fiscal 2013, partially offset by a one-time tax adjustment recorded in the second quarter of fiscal 2013 and the effect of losses in foreign jurisdictions that provided no tax benefit in the first half of fiscal 2013. The effective tax rate for the fiscal year to date period ended June 30, 2012 was higher than our combined federal and state statutory tax rate primarily due to losses in foreign jurisdictions that provided no tax benefit.

        Net Loss Attributable to Noncontrolling Interest, Net of Tax.    Our ownership interest in NeuCo constitutes control under U.S. GAAP. As a result, NeuCo's financial results are consolidated with ours and allocations of the noncontrolling interest's share of NeuCo's net income result in deductions to our net income, while allocations of the noncontrolling interest's share of NeuCo's net loss result in additions to our net income. Our ownership interest in NeuCo is 55.89%. The results of operations of NeuCo allocable to its other owners was a net loss of $192,000 for the fiscal year to date period ended June 29, 2013 and a net loss of $29,000 for the fiscal year to date period ended June 30, 2012.

        Net Income Attributable to CRA International, Inc.    Net income attributable to CRA International, Inc. increased by $3.1 million to net income of $4.4 million for the fiscal year to date period ended June 29, 2013 from net income of $1.2 million for the fiscal year to date period ended June 30, 2012. The diluted net income per share was $0.43 per share for the fiscal year to date period ended June 29, 2013, compared to net income per share of $0.12 per share for the fiscal year to date period ended June 30, 2012. Diluted weighted average shares outstanding decreased by approximately 265,000 shares to approximately 10,174,000 shares for the fiscal year to date period ended June 29, 2013 from approximately 10,439,000 shares for the fiscal year to date period ended June 30, 2012. The decrease in diluted weighted average shares outstanding was primarily due to repurchases of common stock and our lower average stock price in the first half of fiscal 2013 as compared to the first half of fiscal 2012, offset in part by an increase as a result of shares of restricted stock that have vested or that have been issued, and stock options that have been exercised since June 30, 2012.

Liquidity and Capital Resources

  Fiscal Year to Date Period Ended June 29, 2013

        We believe that current cash, cash equivalents, cash generated from operations, and amounts available under our bank line of credit will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

        General.    In the first half of fiscal 2013, cash and cash equivalents decreased by $39.1 million. We completed the period with cash and cash equivalents of $16.3 million and working capital (defined as current assets less current liabilities) of $65.2 million. Of the total cash and cash equivalents of $16.3 million at June 29, 2013, $10.7 million was held within the U.S. The Company has sufficient sources of cash in the U.S. to fund U.S. cash requirements without the need to repatriate any funds.

        As of June 29, 2013, a substantial portion of our cash accounts was concentrated at a single financial institution, which potentially exposes us to credit risks. The financial institution has "stable" credit ratings and its short-term credit rating is A-1 by Standard & Poor's ratings services. We have not experienced any losses related to such accounts and we do not believe that there is significant risk of non-performance by the financial institution. Our cash on deposit at this financial institution is fully liquid and we continually monitor the credit ratings of such institution. A change in the credit worthiness of this financial institution could materially affect our liquidity and working capital.

        Sources and Uses of Cash.    During the first half of fiscal 2013, net cash used by operations was $26.7 million. We had net income of $4.2 million during the first half of fiscal 2013. During the first half of fiscal 2013, we issued approximately $38.0 million in forgivable loans and advances to employees and non-employee experts and recorded $6.0 million of related amortization of such amounts, which was the primary factor in the aggregate decrease in prepaid expenses and other assets of $26.5 million during the first half of fiscal 2013. We paid out a majority of our fiscal 2012 performance bonuses during the first quarter of fiscal 2013, which was the primary factor in the aggregate decrease in accounts payable, accrued expenses, and other liabilities of $17.3 million during the first half of fiscal 2013. These uses of cash were partially offset by a decrease in accounts receivable, including the change in accounts receivable allowances, of $17.4 million, as a result of increased cash collections, which was partially offset by increases in unbilled services of $8.2 million. Non-cash charges for the first half of fiscal 2013 included depreciation and amortization expense of $3.2 million, share-based compensation expense of $1.3 million, deferred income taxes of $0.3 million, partially offset by decreased deferred rent of $1.2 million.

        During the fiscal year to date period ended June 29, 2013, net cash used by investing activities was $17.5 million, which included $15.6 million of net acquisition consideration payments and $2.0 million for capital expenditures.

        Net cash provided by financing activities during the first half of fiscal 2013 was $5.1 million. On April 24, 2013, we entered into a new credit agreement and borrowed $15.0 million under the revolving credit facility, which we used, together with cash on hand, to repay in full all indebtedness outstanding under the previous credit agreement, whereupon such agreement was terminated. During the second quarter of fiscal 2013, we borrowed an additional $2.3 million under the multi-currency portion of the credit agreement. We repaid $12.2 million during the second quarter of fiscal 2013. Partially offsetting the cash provided by financing activities was cash used in financing activities primarily for the redemption of $0.2 million in vested employee restricted shares for tax withholdings, offset by $0.2 million received upon the exercise of stock options.

  Indebtedness

        On April 24, 2013, we entered into a new credit agreement that provides us with a $125.0 million revolving credit facility and a $15 million sublimit for the issuance of letters of credit. We may use the proceeds of the revolving credit loans to provide working capital and for other general corporate purposes. Generally, we may repay any borrowings under the revolving credit facility at any time, but must repay all borrowings no later than April 24, 2018. Upon entering into the agreement, we borrowed $15.0 million under the revolving credit facility, which we used, together with cash on hand, to repay in full all indebtedness outstanding under the previous credit agreement, whereupon such agreement was terminated. We also borrowed an additional $2.3 million during the second quarter of fiscal 2013 under the multicurrency portion of the credit agreement. There was approximately $5.1 million outstanding under this revolving line of credit as of June 29, 2013 as the Company repaid $12.2 million during the second quarter of fiscal 2013. On July 23, 2013, we repaid an additional $4.0 million, leaving approximately $1.1 million outstanding, all of which was under the multi-currency portion of the agreement.

        Additionally, letters of credit in the aggregate amount of approximately $0.4 million that had been issued under the previous credit agreement were deemed to be issued and outstanding under the new revolving credit facility. The amount available under this revolving line of credit is reduced by certain letters of credit outstanding, which amounted to $0.5 million as of June 29, 2013.

        Borrowings under the revolving credit facility bear interest at a rate per annum of either (i) the adjusted base rate, as defined in the credit agreement, plus an applicable margin, which varies between 0.50% and 1.50% depending on our total leverage ratio as determined under the credit agreement, or (ii) the adjusted eurocurrency rate, as defined in the credit agreement, plus an applicable margin, which varies between 1.50% and 2.50% depending on our total leverage ratio. We are required to pay a fee on the unused portion of the revolving credit facility at a rate per annum that varies between 0.25% and 0.375% depending on our total leverage ratio. Borrowings under the credit facility are secured by 100% of the stock of certain of our U.S. subsidiaries and 65% of the stock of certain of our foreign subsidiaries, which represent approximately $4.3 million in net assets as of June 29, 2013.

        Under our credit agreement, we must comply with various financial and non-financial covenants. Compliance with these financial covenants is tested on a fiscal quarterly basis. Any indebtedness outstanding under the credit facility may become immediately due and payable upon the occurrence of stated events of default, including our failure to pay principal, interest or fees or a violation of any financial covenant. The financial covenants require us to maintain a consolidated interest expense to adjusted consolidated EBITDA ratio of not more than 2.5 to 1.0 and to comply with a consolidated debt to adjusted consolidated EBITDA ratio of not more than 3.0 to 1.0. The non-financial covenant restrictions of our senior credit agreement include, but are not limited to, our ability to incur additional indebtedness, engage in acquisitions or dispositions, and enter into business combinations. As of June 29, 2013, we were in compliance with the covenants of our credit agreement.

  Forgivable Loans and Term Loans

        In order to attract and retain highly skilled professionals, we may issue forgivable loans or term loans to employees and non-employee experts. A portion of the term loans and forgivable loans are collateralized. The forgivable loans have terms that are generally between three and eight years. The principal amount of forgivable loans and accrued interest is forgiven by us over the term of the loans, so long as the employee or non-employee expert continues employment or affiliation with us and complies with certain contractual requirements. The expense associated with the forgiveness of the principal amount of the loans is recorded as compensation expense over the service period, which is consistent with the term of the loans. During the first half of fiscal 2013, we issued approximately $38.0 million in forgivable loans to employees and non-employee experts for future service.

  Business Acquisition

        On January 31, 2013, we announced that an approximate 40-person litigation consulting team had joined us, effective February 1, 2013. Under an agreement to hire the team, we accelerated the previously announced start dates of certain key personnel from May 2013. Under the terms of the transaction, we acquired certain intangible assets, accounts receivable, and certain client projects currently underway. The fair value of the assets acquired and the liabilities assumed as part of the acquisition will be finalized as CRA receives other information relevant to the acquisition and completes its analysis of other transaction-related costs. The acquisition was not material. The acquisition has been accounted for under the purchase method of accounting, and the results of operations have been included in the accompanying income statements from the date of acquisition.

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

  Share Repurchases

        On July 6, 2010, we announced that our Board of Directors approved a share repurchase program of up to $5.0 million of our common stock. On August 30, 2011, February 22, 2012 and August 10, 2012, the Board of Directors authorized the repurchase of up to an additional $7.5 million, $4.45 million, and $5.0 million, respectively, of our common stock under this program. During the first half of fiscal 2013, we did not repurchase any shares of our common stock under this program. Approximately $3.6 million is available for future repurchases under this program as of June 29, 2013. We will finance this program with available cash and cash from future operations. We may repurchase shares in open market purchases or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. We expect to continue to repurchase shares under this program.

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

        The majority of our operations are based in the U.S., and accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of foreign currencies. Our primary foreign currency exposures relate to our short-term intercompany balances with our foreign subsidiaries and accounts receivable and cash valued in the United Kingdom in U.S. Dollars or Euros. Our primary foreign subsidiaries have functional currencies denominated in the British Pound and the Euro, and foreign denominated assets and liabilities are re-measured each reporting period with any exchange gains and losses recorded in our consolidated income statements. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the U.S. Dollar and foreign currencies and the Euro and the British Pound. Holding all other variables constant, fluctuations in foreign exchange rates may impact reported revenues and expenses significantly, based on currency exposures at June 29, 2013. A hypothetical 10% movement in foreign exchange rates would have effected our income before provision for income taxes for the second quarter of fiscal 2013 by approximately $0.1 million. However, actual gains and losses in the future could differ materially from this analysis based on the timing and amount of both foreign currency exchange rate movements and our actual exposure.

        From time to time, we may use derivative instruments to manage the risk of exchange rate fluctuations. However, at June 29, 2013, we had no outstanding derivative instruments. We do not use derivative instruments for trading or speculative purposes.

Interest Rate Risk

        We maintain an investment portfolio consisting mainly of commercial paper with maturities of three months or less when purchased. These held-to-maturity securities are subject to interest rate risk. However, a hypothetical change in the interest rate of 10% would not have a material impact to the fair values of these securities at June 29, 2013 primarily due to their short maturity.

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

Evaluation of Changes in Internal Control over Financial Reporting

        Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we have determined that, during the second quarter of fiscal 2013, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to affect, materially our internal control over financial reporting.

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

We depend upon key employees to generate revenue

        Our business consists primarily of the delivery of professional services, and, accordingly, our success depends heavily on the efforts, abilities, business generation capabilities, and project execution capabilities of our employee consultants. In particular, our employee consultants' personal relationships with our clients are a critical element in obtaining and maintaining client engagements. If we lose the services of any employee consultant or group of employee consultants, or if our employee consultants fail to generate business or otherwise fail to perform effectively, that loss or failure could adversely affect our revenues and results of operations. Our employee consultants generated engagements that accounted for approximately 78% and 84% of our revenues for each of the fiscal year to date periods ended June 29, 2013 and June 30, 2012, respectively. Our top five employee consultants generated approximately 19% and 18% of our revenues for each of the fiscal year to date periods ended June 29, 2013 and June 30, 2012, respectively.

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

Our performance could be affected if employees and non-employee experts default on loans

        We utilize forgivable loans and term loans with some of our employees and non-employee experts, other than our executive officers, as a way to attract and retain them. A portion of the term loans and forgivable loans are collateralized. Defaults under these respective loans, as well as our inability to collect on such loans should they become due, could have a material adverse effect on our consolidated income statements, financial condition and liquidity.

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

We depend on our non-employee experts

        We depend on our relationships with our exclusive non-employee experts. For the fiscal year to date periods ended June 29, 2013 and June 30, 2012, five of our top exclusive non-employee experts generated engagements that accounted for approximately 15% and 8% of our revenues in those periods, respectively. We believe that these experts are highly regarded in their fields and that each offers a combination of knowledge, experience, and expertise that would be very difficult to replace. We also believe that we have been able to secure some engagements and attract consultants in part because we can offer the services of these experts. Most of these experts can limit their relationships with us at any time for any reason. These reasons could include affiliations with universities with policies that prohibit accepting specified engagements, termination of exclusive relationships, the pursuit of other interests, and retirement.

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

We derive our revenues from a limited number of large engagements

        We derive a portion of our revenues from a limited number of large engagements. If we do not obtain a significant number of new large engagements each year, our business, financial condition, and results of operations could suffer. Our 10 largest engagements accounted for approximately 15% and 14% of our revenues the fiscal year to date periods ended June 29, 2013 and June 30, 2012, respectively. Our 10 largest clients accounted for approximately 16% and 19% of our revenues in the fiscal year to date periods ended June 29, 2013 and June 30, 2012, respectively. In general, the volume of work we perform for any particular client varies from year to year, and due to the specific engagement nature of our practice, a major client in one year may not hire us in the following year.

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

        There were no impairment losses related to goodwill or intangible assets during the first half of fiscal 2013 or the first half of fiscal 2012.

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

Fluctuations in the types of service contracts we enter into may adversely impact revenue and results of operations

        We derive a portion of our revenues from fixed-price contracts. We derived approximately 14% and 13% of revenues from fixed-price engagements in the first half of fiscal 2013 and the first half of fiscal 2012. These contracts are more common in our management consulting area, and would likely grow in number with expansion of that area. Fluctuations in the mix between time-and-material contracts, fixed-price contracts and arrangements with fees tied to performance-based criteria, may result in fluctuations of revenue and results of operations. In addition, if we fail to estimate accurately the resources required for a fixed-price project or fail to satisfy our contractual obligations in a manner consistent with the project budget, we might generate a smaller profit or incur a loss on the project. On occasion, we have had to commit unanticipated additional resources to complete projects, and we may have to take similar action in the future, which could adversely affect our revenues and results of operations.

The market price of our common stock may be volatile

        The market price of our common stock has fluctuated widely and may continue to do so. For example, from July 1, 2012, to June 29, 2013, the trading price of our common stock ranged from a high of $22.71 per share to a low of $14.04 per share. Many factors could cause the market price of our common stock to rise and fall. Some of these factors are:

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        (a)   Not applicable.

        (b)   Not applicable.

        (c)   The following table provides information about our repurchases of shares of our common stock during the fiscal quarter ended June 29, 2013. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the fiscal quarter into three periods of four weeks, four weeks, and five weeks, respectively, to coincide with our reporting periods during the second quarter of fiscal 2013.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
March 31, 2013 to April 27, 2013	985 shares	(1)	$20.38 per share	(1)	—	$3,639,978
April 28, 2013 to May 25, 2013	—		—		—	$3,639,978
May 26, 2013 to June 29, 2013	—		—		—	$3,639,978

(1)
During the four weeks ended April 27, 2013, we accepted 985 shares of our common stock as a tax withholding from certain of our employees, in connection with the vesting of restricted shares that occurred during the indicated period, pursuant to the terms of our 2006 equity incentive plan, at an average share price of $20.38.

(2)
On August 30, 2011, we announced that our Board of Directors approved a share repurchase program of up to $7.5 million of our common stock. On February 22, 2012 and August 10, 2012, our Board of Directors authorized the repurchase of up to an additional $4.45 million and $5.0 million, respectively, of our common stock under this program. During the second quarter of fiscal 2013, we did not purchase any shares under this program. Approximately $3.6 million was available for future repurchases under this program as of June 29, 2013. We expect to continue to repurchase shares under this program.

ITEM 3.   Defaults Upon Senior Securities

        None.

ITEM 4.    Mine Safety Disclosures

        None.

ITEM 5.    Other Information

        None.

ITEM 6.    EXHIBIT INDEX

Item No.		Description
10.1		Credit Agreement dated as of April 24, 2013 by and among CRA International, Inc., CRA International (UK) Limited, as the Borrowers, RBS Citizens, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the Lenders parties thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on April 30, 2013)
10.2
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
The following financial statements from CRA International, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2013, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Condensed Consolidated Income Statements (unaudited) for the fiscal quarters and the fiscal year to date periods ended June 29, 2013 and June 30, 2012, (ii) Condensed Consolidated Statement of Comprehensive Income (Loss) (unaudited) for the fiscal quarters and the fiscal year to date periods ended June 29, 2013 and June 30, 2012, (iii) Condensed Consolidated Balance Sheets (unaudited) as at June 29, 2013 and December 29, 2012, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the fiscal year to date periods ended June 29, 2013 and June 30, 2012, (v) Condensed Consolidated Statement of Shareholders' Equity (unaudited) for the fiscal year to date period ended June 29, 2013, and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

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

CRA INTERNATIONAL, INC.
Date: August 8, 2013	By:	/s/ PAUL A. MALEH Paul A. Maleh President and Chief Executive Officer
Date: August 8, 2013	By:	/s/ WAYNE D. MACKIE Wayne D. Mackie Executive Vice President, Treasurer, and Chief Financial Officer

EXHIBIT INDEX

Item No.		Description
10.1		Credit Agreement dated as of April 24, 2013 by and among CRA International, Inc., CRA International (UK) Limited, as the Borrowers, RBS Citizens, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the Lenders parties thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on April 30, 2013)
10.2
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
The following financial statements from CRA International, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2013, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Condensed Consolidated Income Statements (unaudited) for the fiscal quarters and the fiscal year to date periods ended June 29, 2013 and June 30, 2012, (ii) Condensed Consolidated Statement of Comprehensive Income (Loss) (unaudited) for the fiscal quarters and the fiscal year to date periods ended June 29, 2013 and June 30, 2012, (iii) Condensed Consolidated Balance Sheets (unaudited) as at June 29, 2013 and December 29, 2012, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the fiscal year to date periods ended June 29, 2013 and June 30, 2012, (v) Condensed Consolidated Statement of Shareholders' Equity (unaudited) for the fiscal year to date period ended June 29, 2013, and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

*
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto shall not be deemed filed for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.