Form 10-Q
period 2013-09-28
CRA INTERNATIONAL, INC.
filed 2013-10-28
CIK 1053706

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2013
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 24, 2013
Common Stock, no par value per share	10,164,738 shares

CRA International, Inc.

INDEX

PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements	3
	Condensed Consolidated Statements of Operations (unaudited)—Quarters Ended September 28, 2013 and September 29, 2012 and the Fiscal Year-to-Date Periods Ended September 28, 2013 and September 29, 2012	3
	Condensed Consolidated Statements of Comprehensive Income (unaudited)—Quarters Ended September 28, 2013 and September 29, 2012 and the Fiscal Year-to-Date Periods Ended September 28, 2013 and September 29, 2012	4
	Condensed Consolidated Balance Sheets (unaudited)—September 28, 2013 and December 29, 2012	5
	Condensed Consolidated Statements of Cash Flows (unaudited)—Fiscal Year-to-Date Periods Ended September 28, 2013 and September 29, 2012	6
	Condensed Consolidated Statement of Shareholders' Equity (unaudited)—Fiscal Year-to-Date Period Ended September 28, 2013	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	26
ITEM 4.	Controls and Procedures	27
PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	28
ITEM 1A.	Risk Factors	28
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
ITEM 3.	Defaults Upon Senior Securities	38
ITEM 4.	Mine Safety Disclosures	38
ITEM 5.	Other Information	38
ITEM 6.	Exhibits	39
Signatures		40

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

CRA International, Inc.

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)

	Quarter Ended		Fiscal Year to Date Period Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Revenues	$74,427	$65,912	$202,760	$202,857
Costs of services	50,577	46,175	137,634	138,110

Gross profit	23,850	19,737	65,126	64,747
Selling, general and administrative expenses	16,096	17,227	47,276	52,018
Depreciation and amortization	1,640	1,475	4,792	5,580

Income from operations	6,114	1,035	13,058	7,149
Interest income	39	43	121	173
Interest expense	(183)	(74)	(425)	(233)
Other income (expense), net	(18)	12	(57)	(125)

Income before provision for income taxes	5,952	1,016	12,697	6,964
Provision for income taxes	(2,619)	(1,722)	(5,178)	(6,461)

Net income (loss)	3,333	(706)	7,519	503
Net (income) loss attributable to noncontrolling interest, net of tax	(63)	(38)	129	(9)

Net income (loss) attributable to CRA International, Inc.	$3,270	$(744)	$7,648	$494

Net income (loss) per share attributable to CRA International, Inc.:
Basic	$0.32	$(0.07)	$0.76	$0.05

Diluted	$0.32	$(0.07)	$0.75	$0.05

Weighted average number of shares outstanding:
Basic	10,093	10,084	10,088	10,214

Diluted	10,192	10,084	10,180	10,364

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Quarter Ended		Fiscal Year to Date Period Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net income (loss)	$3,333	$(706)	$7,519	$503
Other comprehensive income:
Foreign currency translation adjustments	1,605	1,716	276	2,023

Comprehensive income	4,938	1,010	7,795	2,526
Less: comprehensive (income) loss attributable to noncontrolling interest	(63)	(38)	129	(9)

Comprehensive income attributable to CRA International, Inc.	$4,875	$972	$7,924	$2,517

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except share data)

	September 28, 2013	December 29, 2012
Assets
Current assets:
Cash and cash equivalents	$17,902	$55,451
Accounts receivable, net of allowances of $9,059 at September 28, 2013 and $9,459 at December 29, 2012	66,758	56,083
Unbilled services	29,917	21,187
Prepaid expenses and other assets	13,545	23,001
Deferred income taxes	14,410	15,955

Total current assets	142,532	171,677
Property and equipment, net	16,609	17,980
Goodwill	76,026	70,765
Intangible assets, net of accumulated amortization of $8,010 at September 28, 2013 and $7,122 at December 29, 2012	4,839	1,834
Deferred income taxes, net of current portion	5,086	8,083
Other assets	54,265	21,671

Total assets	$299,357	$292,010

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$15,713	$9,766
Accrued expenses	46,348	45,305
Deferred revenue and other liabilities	6,022	6,748
Deferred income taxes	278	1,145
Current portion of deferred rent	2,384	2,268
Current portion of notes payable	—	691
Current portion of deferred compensation	103	3,287

Total current liabilities	70,848	69,210
Notes payable, net of current portion	1,007	1,007
Deferred rent and facility-related non-current liabilities	3,892	5,608
Deferred compensation and other non-current liabilities	655	2,676
Deferred income taxes, net of current portion	1,372	1,275
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 10,079,251 and 10,057,448 shares issued and outstanding at September 28, 2013 and December 29, 2012, respectively	94,596	93,174
Receivables from shareholders	—	(120)
Retained earnings	130,258	122,610
Accumulated other comprehensive loss	(4,112)	(4,388)

Total CRA International, Inc. shareholders' equity	220,742	211,276
Noncontrolling interest	841	958

Total shareholders' equity	221,583	212,234

Total liabilities and shareholders' equity	$299,357	$292,010

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Fiscal Year to Date Period Ended
	September 28, 2013	September 29, 2012
Operating activities:
Net income	$7,519	$503
Adjustments to reconcile net income to net cash used in operating activities, net of effect of acquired businesses:
Depreciation and amortization	4,853	4,454
Loss on disposal of property and equipment	—	1,162
Deferred rent	(1,594)	(2,186)
Deferred income taxes	357	320
Share-based compensation expense	2,153	3,790
Excess tax benefits from share-based compensation	(5)	(38)
Accounts receivable allowances	(328)	5,938
Changes in operating assets and liabilities:
Accounts receivable	(1,210)	6,077
Unbilled services	(8,710)	(9,994)
Prepaid expenses and other assets	(19,375)	(9,410)
Accounts payable, accrued expenses, and other liabilities	(1,840)	(23,418)

Net cash used in operating activities	(18,180)	(22,802)
Investing activities:
Consideration relating to acquisitions, net	(15,591)	—
Purchase of property and equipment	(2,497)	(1,856)
Purchase of investments	—	(9,494)
Sale of investments	—	23,989
Collections on notes receivable	14	939

Net cash provided by (used in) investing activities	(18,074)	13,578
Financing activities:
Issuance of common stock, principally stock option exercises	207	575
Borrowings under line of credit	17,320	—
Repayments under line of credit	(17,320)	—
Payments on notes payable	(700)	(650)
Tax withholding payment reimbursed by restricted shares	(227)	(742)
Excess tax benefits from share-based compensation	5	38
Repurchase of common stock	(631)	(9,062)

Net cash used in financing activities	(1,346)	(9,841)
Effect of foreign exchange rates on cash and cash equivalents	51	(225)

Net decrease in cash and cash equivalents	(37,549)	(19,290)
Cash and cash equivalents at beginning of period	55,451	61,587

Cash and cash equivalents at end of period	$17,902	$42,297

Supplemental cash flow information:
Cash paid for income taxes	$1,337	$8,724

Cash paid for interest	$222	$167

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statement of Shareholders' Equity (unaudited)

(In thousands, except share data)

	Common Stock					CRA International, Inc. Shareholders' Equity
					Accumulated Other Comprehensive Income (Loss)
	Shares Issued	Amount	Receivable from Shareholder	Retained Earnings			Noncontrolling Interest	Total Shareholders' Equity
BALANCE AT DECEMBER 29, 2012	10,057,448	$93,174	$(120)	$122,610	$(4,388)	$211,276	$958	$212,234
Net income (loss)	—	—	—	7,648	—	7,648	(129)	7,519
Foreign currency translation adjustment	—	—	—	—	276	276	—	276
Exercise of stock options	13,389	207	—	—	—	207	—	207
Share-based compensation expense for employees	—	2,053	—	—	—	2,053	—	2,053
Share-based compensation expense for non-employees	—	100	—	—	—	100	—	100
Restricted share vesting	52,526	—	—	—	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(10,337)	(227)	—	—	—	(227)	—	(227)
Tax deficit on stock options and restricted shares vesting	—	(80)	—	—	—	(80)	—	(80)
Payments received on notes receivable from shareholders	—	—	120	—	—	120	—	120
Shares repurchased	(33,775)	(631)	—	—	—	(631)	—	(631)
Equity transactions of noncontrolling interest	—	—	—	—	—	—	12	12

BALANCE AT SEPTEMBER 28, 2013	10,079,251	$94,596	$—	$130,258	$(4,112)	$220,742	$841	$221,583

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

2. Unaudited Interim Condensed Consolidated Financial Statements and Estimates

        The following financial statements included in this report are unaudited: the condensed consolidated statements of operations for the fiscal quarters and year-to-date periods ended September 28, 2013 and September 29, 2012, the condensed consolidated statements of comprehensive income for the fiscal quarters and year-to-date periods ended September 28, 2013 and September 29, 2012, the condensed consolidated balance sheet as of September 28, 2013, the condensed consolidated statements of cash flows for the year-to-date periods ended September 28, 2013 and September 29, 2012, and the condensed consolidated statement of shareholders' equity for the year-to-date period ended September 28, 2013. In the opinion of management, these statements include all adjustments necessary for a fair presentation of CRA's consolidated financial position, results of operations, and cash flows. The condensed consolidated balance sheet as of December 29, 2012 included in this report was derived from audited consolidated financial statements included in the Company's Annual Report on Form 10-K that was filed on March 8, 2013.

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

        The condensed consolidated statement of cash flows for the fiscal year-to-date period ended September 29, 2012 has been adjusted to properly present the non-cash component related to the Company's change in accounts receivable. This amount was previously presented on a net basis. This revision is not material to the Company's consolidated financial statements taken as a whole.

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

4. Recent Accounting Standards

Presentation of Unrecognized Tax Benefits

        In July 2013, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11") to clarify the presentation of current and deferred income taxes on the balance sheet. Under ASU 2013-11, companies generally must present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, for an NOL carryforward, similar tax loss, or tax credit carryforward using the "net presentation" approach as a reduction of a deferred tax asset, with some allowed exceptions. ASU 2013-11 does not impose any new recurring disclosure requirements because it does not affect the recognition or measurement of uncertain tax positions. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted and entities may choose to apply the amendments retrospectively to each prior reporting period presented. The Company believes the adoption of ASU 2013-11 will have no impact on its financial position, results of operations, cash flows, or disclosures.

Comprehensive Income

        In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 requires an entity disclose in a single location (either on the face of the financial statement that reports net income or in the notes) the effects of reclassifications out of accumulated other comprehensive income. For items reclassified out of accumulated other comprehensive income and into net income in their entirety, entities must disclose the effect of the reclassification on each affected net income item. For accumulated other comprehensive income reclassification items that are not reclassified in their entirety into net income, entities must provide a cross reference to other required U.S. GAAP disclosures. There is no change in the requirement to present the components of net income and other comprehensive income in either a single continuous statement or two separate consecutive statements. ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012 and should be applied prospectively. The Company's adoption of

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4. Recent Accounting Standards (Continued)

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

5. Cash and Cash Equivalents

        Cash equivalents consist principally of money market funds, with maturities of three months or less when purchased. As of September 28, 2013, a substantial portion of the Company's cash accounts was concentrated at a single financial institution, which potentially exposes the Company to credit risks. The financial institution has a short-term credit rating of A-1 by Standard & Poor's ratings services. The Company has not experienced any losses related to such accounts, and the Company does not believe that there is significant risk of non-performance by the financial institution. The Company's cash on deposit at this financial institution is fully liquid, and the Company continually monitors the credit ratings of this financial institution.

        The carrying amounts of the Company's instruments classified as cash equivalents are stated at amortized cost, which approximates fair value because of their short-term maturity.

6. Prepaid Expenses and Other Assets, and Other Assets

        Prepaid expenses and other assets consist of the following (in thousands):

	September 28, 2013	December 29, 2012
Forgivable loans and term loans to employees and non-employee experts	$4,596	$11,875
Subscriptions and licenses	1,758	1,395
Income taxes receivable	1,731	4,104
Prepaid insurance	1,585	1,330
Prepaid rent and deposits	1,190	968
Other	2,685	3,329

Total	$13,545	$23,001

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Prepaid Expenses and Other Assets, and Other Assets (Continued)

        Other assets consist of the following (in thousands):

	September 28, 2013	December 29, 2012
Forgivable loans and term loans to employees and non-employee experts	$50,597	$17,364
Other	3,668	4,307

Total	$54,265	$21,671

        In order to attract and retain highly skilled professionals, the Company may issue forgivable loans or term loans to employees and non-employee experts which are classified in "prepaid expenses and other assets" and "other assets" on the accompanying balance sheets as of September 28, 2013 and December 29, 2012. The forgivable loans have terms that are generally between three and eight years. The principal amount of forgivable loans and accrued interest is forgiven by the Company over the term of the loans, so long as the employee or non-employee expert continues employment or affiliation with the Company and complies with certain contractual requirements. The expense associated with the forgiveness of the principal amount of the loans is recorded as compensation expense over the service period, which is consistent with the term of the loans. During the fiscal year-to-date period ended September 28, 2013, the Company issued approximately $38.1 million in forgivable loans to employees and non-employee experts for future service.

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

        There were no impairment losses related to goodwill during each of the fiscal quarters and year-to-date periods ended September 28, 2013 and September 29, 2012, respectively, as there were no events or circumstances that would more likely than not reduce the Company's fair value below its carrying amount. When the Company performed its annual impairment test in the fourth quarter of fiscal 2012, its net book value exceeded its market capitalization plus an estimated control premium. Therefore, the Company was required to perform the second step of the goodwill impairment test, which resulted in a non-cash goodwill impairment charge of $71.4 million that the Company recorded in the fourth quarter of fiscal 2012.

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

        The changes in the carrying amount of goodwill during the fiscal year-to-date period ended September 28, 2013, are as follows (in thousands):

	Goodwill, gross	Accumulated impairment losses	Goodwill, net
Balance at December 29, 2012	$142,658	$(71,893)	$70,765
Goodwill adjustments related to acquisition	5,358	—	5,358
Goodwill adjustments related to NeuCo	(63)	—	(63)
Effect of foreign currency translation	(34)	—	(34)

Balance at September 28, 2013	$147,919	$(71,893)	$76,026

        The changes in the carrying amount of goodwill during the fiscal year-to-date period ended September 29, 2012, are as follows (in thousands):

	Goodwill, gross	Accumulated impairment losses	Goodwill, net
Balance at December 31, 2011	$141,153	$(499)	$140,654
Goodwill adjustments related to sale of practice	(29)	—	(29)
Effect of foreign currency translation	1,758	—	1,758

Balance at September 29, 2012	$142,882	$(499)	$142,383

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9. Accrued Expenses

        Accrued expenses consist of the following (in thousands):

	September 28, 2013	December 29, 2012
Compensation and related expenses	$39,014	$40,329
Income taxes payable	1,139	626
Other	6,195	4,350

Total	$46,348	$45,305

        As of September 28, 2013 and December 29, 2012, approximately $26.3 million and $28.0 million of accrued bonuses were included above in "compensation and related expenses".

10. Credit Agreement

        On April 24, 2013, the Company entered into a credit agreement that provides the Company with a $125.0 million revolving credit facility and a $15 million sublimit for the issuance of letters of credit. The Company may use the proceeds of the revolving credit loans to provide working capital and for other general corporate purposes. The Company may repay any borrowings under the revolving credit facility at any time, but no later than April 24, 2018. Upon entering into the agreement, the Company borrowed $15.0 million under the revolving credit facility, which it used, together with cash on hand, to repay in full all indebtedness outstanding under the Company's previous credit agreement, whereupon such agreement was terminated. The Company also borrowed an additional $2.3 million during the second quarter of fiscal 2013 under the multi-currency portion of the credit agreement. There was no amount outstanding under this revolving line of credit as of September 28, 2013 as the Company repaid $12.2 million and $5.1 million during the second quarter and third quarter of fiscal 2013, respectively,

        As of September 28, 2013, the amount available under this revolving line of credit was reduced by certain letters of credit outstanding, which amounted to $0.4 million. Borrowings under the revolving credit facility bear interest at a rate per annum of either (i) the adjusted base rate, as defined in the credit agreement, plus an applicable margin, which varies between 0.50% and 1.50% depending on the Company's total leverage ratio as determined under the credit agreement, or (ii) the adjusted eurocurrency rate, as defined in the credit agreement, plus an applicable margin, which varies between 1.50% and 2.50% depending on the Company's total leverage ratio. The Company is required to pay a fee on the unused portion of the revolving credit facility at a rate per annum that varies between 0.25% and 0.375% depending on its total leverage ratio. Borrowings under the credit facility are secured by 100% of the stock of certain of the Company's U.S. subsidiaries and 65% of the stock of certain of its foreign subsidiaries, which represent approximately $4.9 million in net assets as of September 28, 2013.

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

        Revenues also include reimbursable expenses, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. Reimbursable expenses are as follows (in thousands):

	Quarter Ended		Fiscal Year to Date Period Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Reimbursable expenses	$9,521	$7,956	$26,929	$25,070

        CRA collects goods and services and value added taxes from customers and records these amounts on a net basis, which is within the scope of ASC Topic 605-45, "Principal Agent Considerations."

12. Net Income (Loss) per Share

        Basic net income (loss) per share represents net income (loss) divided by the weighted average shares of common stock outstanding during the period. Diluted net income (loss) per share represents net income (loss) divided by the weighted average shares of common stock and common stock equivalents, if applicable, outstanding during the period. Common stock equivalents arise from stock options and unvested shares of restricted stock, using the treasury stock method. Under the treasury stock method, the amount the Company would receive on the exercise of stock options and the vesting of shares of restricted stock, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in common stock when these stock options and shares of restricted stock become deductible are assumed to be used to repurchase shares at the average share price over the applicable fiscal period, and these repurchased shares are netted against the shares underlying these stock options and these unvested shares of

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

12. Net Income (Loss) per Share (Continued)

restricted stock. A reconciliation of basic to diluted weighted average shares of common stock outstanding is as follows (in thousands):

	Quarter Ended		Fiscal Year to Date Period Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Basic weighted average shares outstanding	10,093	10,084	10,088	10,214
Common stock equivalents:
Stock options and restricted shares	99	—	92	150

Diluted weighted average shares outstanding	10,192	10,084	10,180	10,364

        For the fiscal quarter and fiscal year-to-date period ended September 28, 2013, the anti-dilutive share-based awards that were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding amounted to 1,048,432 and 1,085,432 shares, respectively. These share-based awards were antidilutive because their exercise price exceeded the average market price for this period.

        For the fiscal quarter ended September 29, 2012, certain share-based awards, which amounted to 1,261,319 shares, were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding because they were anti-dilutive. These share-based awards were anti-dilutive because their exercise price exceeded the average market price for this period. Additionally, approximately 130,000 common stock equivalents were excluded from diluted weighted average shares outstanding for the third quarter of fiscal 2012 because they were antidilutive as the Company had a net loss for that quarter.

        For the fiscal year-to-date period ended September 29, 2012, certain share-based awards, which amounted to 1,232,108 shares, were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding because they were anti-dilutive. These share-based awards were anti-dilutive because their exercise price exceeded the average market price for this period.

        On July 6, 2010, the Company announced that its Board of Directors approved a share repurchase program of up to $5.0 million of the Company's common stock. On August 30, 2011, February 22, 2012 and August 10, 2012, the Board of Directors authorized the repurchase of up to an additional $7.5 million, $4.45 million, and $5.0 million, respectively, of the Company's common stock under this program. During the third quarter and fiscal year to date period ended September 28, 2013, the Company repurchased 33,775 shares under this program at an average price per share of $18.70. There is approximately $3.0 million available for future repurchases under this program as of September 28, 2013. The Company records the retirement of its repurchased stock as a reduction to common stock.

13. Income Taxes

        The Company's effective income tax rates were 44.0% and 169.5% for the third quarters of fiscal 2013 and fiscal 2012, respectively. The effective tax rate for the third quarter of fiscal 2013 was higher than the Company's combined federal and state statutory tax rate primarily due to losses in foreign

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

13. Income Taxes (Continued)

jurisdictions that provided no tax benefit. The Company's effective income tax rates were 40.8% and 92.8% for the fiscal year-to-date periods ended September 28, 2013 and September 29, 2012, respectively. The effective tax rate for the fiscal year-to-date period ended September 28, 2013 was lower than the Company's combined federal and state statutory tax rate primarily due to the favorable settlement of a tax matter in the first quarter of fiscal 2013, partially offset by a discrete tax adjustment of $0.3 million recorded in the second quarter of fiscal 2013 and the effect of losses in foreign jurisdictions that provided no tax benefit in the fiscal year-to-date period ended September 28, 2013. The effective tax rates in the third quarter of fiscal 2012 and the fiscal year-to-date period ended September 29, 2012 were higher than the statutory rate primarily due to losses in foreign locations that provided no tax benefit.

        The Company has not provided for deferred income taxes or foreign withholding taxes on undistributed earnings from its foreign subsidiaries as of September 28, 2013 because such earnings are considered to be indefinitely reinvested. The Company does not rely on these unremitted earnings as a source of funds for its domestic business as it expects to have sufficient cash flow and availability from its U.S. credit line to fund its U.S. operational and strategic needs. If the Company were to repatriate its foreign earnings that are indefinitely reinvested, it would accrue substantially no additional tax expense.

14. Restructuring Charges

        The Company did not incur any restructuring charges during the quarter or fiscal year-to-date period ended September 28, 2013. The restructuring reserve balance was as follows as of September 28, 2013 (in thousands):

	Facility- Related Costs	Employee Workforce Reduction	Total Restructuring
Balance at December 29, 2012	$2,106	$873	$2,979
Amounts paid during the fiscal year to date period ended September 28, 2013	(689)	(729)	(1,418)
Adjustments and effect of foreign currency translation during the fiscal year to date period ended September 28, 2013	(177)	(144)	(321)

Balance at September 28, 2013	$1,240	$—	$1,240

        On the accompanying balance sheet as of September 28, 2013, the reserve balance of $1.2 million was classified as follows: $0.8 million in "current portion of deferred rent" and $0.4 million in "deferred rent and facility-related non-current liabilities".

        During the fiscal year-to-date period ended September 29, 2012, the Company incurred pre-tax expenses of $6.3 million, of which approximately $4.4 million was for termination benefits, facility-related charges, asset write-downs and other charges in connection with the plan committed to by the Company's management during the third quarter of fiscal 2012 to eliminate and restructure selected practice areas and reduce selling, general and administrative costs. The majority of these actions

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

14. Restructuring Charges (Continued)

occurred during the third quarter of fiscal 2012, and the remainder was completed during the fourth quarter of fiscal 2012.

        Additionally, during the fiscal year-to-date period ended September 29, 2012, the Company entered into an agreement with the landlord of its London, England office to surrender the lease of one of the three floors it leased in the office building in London. Under this agreement, the Company surrendered its lease of this floor on June 30, 2012, instead of on the lease's original termination date of October 2, 2016, and paid the landlord approximately $1.2 million in connection with the surrender. In connection with this surrender, the Company incurred pre-tax restructuring charges of $1.7 million, which included the $1.2 million surrender charge and approximately $0.5 million of fixed asset write-offs and other charges or offsets. During the fiscal year-to-date period ended September 29, 2012, the Company also recorded pre-tax restructuring charges of approximately $0.2 million related primarily to adjustments to its leased office space in Houston, TX and Chicago, IL.

        Of the $6.3 million of restructuring charges recorded during the fiscal year-to-date period ended September 29, 2012, approximately $3.4 million was charged to cost of sales, $1.7 million was charged to selling, general and administrative expenses, and $1.2 million was charged to depreciation and amortization expense.

        The restructuring expenses for the fiscal year-to-date period ended September 29, 2012, and the reserve balance as of September 29, 2012, were as follows (in thousands):

	Facility- Related Costs	Employee Workforce Reduction	Total Restructuring
Balance at December 31, 2011	$3,737	$—	$3,737
Charges incurred in the fiscal year-to-date period ended September 29, 2012	2,101	4,239	6,340
Amounts paid, net of amounts received, during the fiscal year-to-date period ended September 29, 2012	(2,441)	(2,372)	(4,813)
Non-cash adjustments and effect of foreign currency translation during the fiscal year-to-date period ended September 29, 2012	(575)	(28)	(603)

Balance at September 29, 2012	$2,822	$1,839	$4,661

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

        The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. ("U.S. GAAP"). The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the related disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates in these condensed consolidated financial statements include, but are not limited to, accounts receivable allowances, revenue recognition on fixed price contracts, depreciation of property and equipment, share-based compensation, valuation of acquired intangible assets, impairment of long-lived assets, goodwill, accrued and deferred income taxes, valuation allowances on deferred tax assets, accrued compensation, accrued exit costs, and other accrued expenses. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if our assumptions based on past experience or our other assumptions do not turn out to be substantially accurate.

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

  •
  Share-based compensation expense

  •
  Valuation of goodwill and other intangible assets

  •
  Accounting for income taxes

        We did not adopt any changes in the third quarter of fiscal 2013 that had a material effect on these critical accounting policies nor did we make any changes to our accounting policies in the third quarter of fiscal 2013 that changed these critical accounting policies.

Recent Accounting Standards

        See Note 4 to our condensed consolidated financial statements included in this quarterly report on Form 10-Q for a discussion of recent accounting standards.

Results of Operations—For the Quarter and Fiscal Year-to-Date Period Ended September 28, 2013, Compared to the Quarter and Fiscal Year-to-Date Period Ended September 29, 2012

        The following table provides operating information as a percentage of revenues for the periods indicated:

	Quarter Ended		Fiscal Year to Date Period Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Revenues	100.0%	100.0%	100.0%	100.0%
Costs of services	68.0	70.1	67.9	68.1

Gross profit	32.0	29.9	32.1	31.9
Selling, general and administrative expenses	21.6	26.1	23.3	25.6
Depreciation and amortization	2.2	2.2	2.4	2.8

Income from operations	8.2	1.6	6.4	3.5
Interest income	0.1	0.1	0.1	0.1
Interest expense	(0.2)	(0.1)	(0.2)	(0.1)
Other income (expense), net	0.0	0.0	(0.0)	(0.1)

Income before provision for income taxes	8.0	1.5	6.3	3.4
Provision for income taxes	(3.5)	(2.6)	(2.6)	(3.2)

Net income (loss)	4.5	(1.1)	3.7	0.2
Net (income) loss attributable to noncontrolling interest, net of tax	(0.1)	(0.1)	0.1	(0.0)

Net income (loss) attributable to CRA International, Inc.	4.4%	(1.1)%	3.8%	0.2%

Quarter Ended September 28, 2013 Compared to the Quarter Ended September 29, 2012

        Revenues.    Revenues increased by $8.5 million, or 12.9%, to $74.4 million for the third quarter of fiscal 2013 from $65.9 million for the third quarter of fiscal 2012.

        Our revenue increase in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012 was primarily due to strong performance in our litigation, regulatory and financial consulting business reflecting organic growth and increasing contributions from the new senior-level hires we welcomed to CRA during the latter part of fiscal 2012 and the first quarter of fiscal 2013. Although the revenue performance of our management consulting business was lower as compared to the third quarter of fiscal 2012, its practices experienced improved performance during the third quarter of fiscal 2013 as compared with the second quarter of fiscal 2013. Management consulting started the first half of fiscal 2013 slowly, but its practices experienced improvements in project backlog toward the end of the second quarter of fiscal 2013 that continued into the third quarter of fiscal 2013. Our utilization increased to 78% for the third quarter of fiscal 2013 from 67% for the third quarter of fiscal 2012. Further contributing to the increase in revenue was an increase in client reimbursable expenses, which are pass-through expenses that carry little to no margin, and the $0.2 million increase in revenue from NeuCo in the third quarter of fiscal 2013 as compared with the third quarter of fiscal 2012.

        Overall, revenues outside of the U.S. represented approximately 19% of total revenues for the third quarter of fiscal 2013, compared with approximately 22% of total revenues for the third quarter of fiscal 2012. Revenues derived from fixed-price engagements decreased to 12% of total revenues for the third quarter of fiscal 2013 compared with 16% for the third quarter of fiscal 2012. The decrease in revenues from fixed-price engagements as compared to the third quarter of fiscal 2012 was due primarily to a decrease in the percentage of our revenue related to our management consulting business, as the management consulting business typically has a higher concentration of fixed-price service contracts.

        Costs of Services.    Costs of services increased by $4.4 million, or 9.5%, to $50.6 million for the third quarter of fiscal 2013 from $46.2 million for the third quarter of fiscal 2012. The increase in costs of services was due primarily to an increase in compensation expense for our employee consultants as a result of our increased revenues in the third quarter of fiscal 2013 as compared to the third quarter of fiscal 2012 and an increase in client reimbursable expenses of $1.6 million. These increases in costs of services were partially offset by the decrease due to there being no restructuring expenses recorded in the third quarter of fiscal 2013 as compared to $3.4 million of expenses recorded in the third quarter of fiscal 2012 associated with the restructuring actions we announced in the third quarter of fiscal 2012.

        As a percentage of revenues, costs of services decreased to 68.0% for the third quarter of fiscal 2013 from 70.1% for the third quarter of fiscal 2012. The decrease in costs of services as a percentage of revenue was due primarily to the increase in revenue in the third quarter of fiscal 2013 as compared with the third quarter of fiscal 2012 and the $3.4 million of restructuring charges recorded in costs of services during the third quarter of fiscal 2012 as compared to there being no restructuring charges in the third quarter of fiscal 2013, partially offset by the increase in compensation expense and client reimbursable expenses in the third quarter of fiscal 2013 as compared to the third quarter of fiscal 2012.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased by $1.1 million, or 6.6%, to $16.1 million for the third quarter of fiscal 2013 from $17.2 million for the third quarter of fiscal 2012. Selling, general and administrative expenses in the third quarter of fiscal 2012 included $1.0 million of restructuring charges associated with the restructuring actions we announced in the third quarter of fiscal 2012 compared with no restructuring expenses in the third quarter of fiscal 2013. Furthermore, decreases in travel expense, professional fees, and outside consultant charges for the third quarter of fiscal 2013 as compared to the third quarter of fiscal 2012 resulted from the restructuring actions we announced in the third quarter of fiscal 2012. Additional contributors to the decrease in selling, general, and administrative expense were decreased rent and office operating expenses resulting from our reduction of leased office space in London, England at the end of the second quarter of fiscal 2012 and in Boston, Massachusetts at the end of the fourth quarter of fiscal 2012. Partially offsetting these decreases were an increase in commissions to non-employee experts of $0.6 million and an increase in compensation expense in the third quarter of fiscal 2013 as compared to the third quarter of fiscal 2012.

        As a percentage of revenues, selling, general and administrative expenses decreased to 21.6% for the third quarter of fiscal 2013 from 26.1% for the third quarter of fiscal 2012, which was primarily due to the increase in revenue in the third quarter of fiscal 2013 as compared with the third quarter of fiscal 2012 and to the decrease in selling, general and administrative expenses discussed previously, partially offset by the increase in commissions to non-employee experts from 2.6% of revenues for the third quarter of fiscal 2012 to 3.2% of revenues for the third quarter of fiscal 2013.

        Depreciation and Amortization.    Depreciation and amortization increased by $0.2 million, or 11.2%, to $1.6 million for the third quarter of fiscal 2013 from $1.5 million for the third quarter of fiscal 2012. The increase was primarily due to amortization of intangibles arising from the acquisition of a 40-person litigation consulting team that joined us effective February 1, 2013.

        Interest Expense.    Interest expense increased by $109,000 to $183,000 for the third quarter of fiscal 2013 from $74,000 for the third quarter of fiscal 2012. The increase was primarily due to interest expense related to the credit agreement we entered into on April 24, 2013 that provides us with a $125.0 million revolving credit facility. Upon entering into the credit agreement, we borrowed $15.0 million under the revolving credit facility, which we used, together with cash on hand, to repay in full all indebtedness outstanding under the previous credit agreement, whereupon such agreement was terminated. During the second quarter of fiscal 2013, we borrowed an additional $2.3 million under the multi-currency portion of the credit agreement. We repaid $12.2 million during the second quarter of fiscal 2013 and the remaining $5.1 million during the third quarter of fiscal 2013.

        Provision for Income Taxes.    The income tax provision was $2.6 million and the effective tax rate was 44.0% for the third quarter of fiscal 2013 compared to a tax provision of $1.7 million and an effective tax rate of 169.5% for the third quarter of fiscal 2012. The effective tax rate in each of these periods was higher than our combined federal and state statutory tax rate primarily due to losses in foreign jurisdictions that provided no tax benefit.

        Net Income Attributable to Noncontrolling Interest, Net of Tax.    Our ownership interest in NeuCo constitutes control under U.S. GAAP. As a result, NeuCo's financial results are consolidated with ours and allocations of the noncontrolling interest's share of NeuCo's net income result in deductions to our net income, while allocations of the noncontrolling interest's share of NeuCo's net loss result in additions to our net income. The results of operations of NeuCo allocable to its other owners was net income of $63,000 for the third quarter of fiscal 2013 and net income of $38,000 for the third quarter of fiscal 2012.

        Net Income (Loss) Attributable to CRA International, Inc.    Net income (loss) attributable to CRA International, Inc. changed by $4.0 million to net income of $3.3 million for the third quarter of fiscal 2013 from net loss of $0.7 million for the third quarter of fiscal 2012. The diluted net income per share was $0.32 per share for the third quarter of fiscal 2013, compared to net loss per share of $0.07 per share for the third quarter of fiscal 2012. Diluted weighted average shares outstanding increased by approximately 108,000 shares to approximately 10,192,000 shares for the third quarter of fiscal 2013 from approximately 10,084,000 shares for the third quarter of fiscal 2012. Diluted weighted average shares outstanding for the third quarter of fiscal 2012 excluded 130,000 common stock equivalents because we had a net loss and inclusion of these common stock equivalents would be anti-dilutive. The increase in weighted average shares outstanding was primarily due to shares of restricted stock that have vested or that have been issued, and stock options that have been exercised, since the third quarter of fiscal 2012, offset in part by repurchases of common stock since the third quarter of fiscal 2012.

Fiscal Year-to-Date Period Ended September 28, 2013 Compared to the Fiscal Year-to-Date Period Ended September 29, 2012

        Revenues.    Revenues remained relatively flat at $202.8 million for the fiscal year-to-date period ended September 28, 2013 as compared with $202.9 million for the fiscal year-to-date period ended September 29, 2012. Our revenue decline in the first half of fiscal 2013 as compared with the first half of fiscal 2012 was primarily due to decreases in our management consulting business which started fiscal 2013 slowly. However, the management consulting business experienced improvements in project backlog toward the end of the second quarter of fiscal 2013 that continued into the third quarter of fiscal 2013. The decline in management consulting was partially offset by increases in litigation, regulatory, and financial consulting business in the latter part of the second quarter of fiscal 2013 that continued into the third quarter of fiscal 2013, reflecting organic growth and increasing contributions from the new senior-level hires we welcomed to CRA during the latter part of fiscal 2012 and the first quarter of fiscal 2013. Our utilization increased slightly to 70% for the fiscal year-to-date period ended September 28, 2013 from 69% for the fiscal year-to-date period ended September 29, 2012. In addition, revenues were impacted by an increase in client reimbursable expenses, which are pass-through expenses that carry little to no margin, partially offset by a decrease in revenues of $0.2 million for NeuCo in the year-to-date period ended September 28, 2013 as compared to the year-to-date period ended September 29, 2012.

        Overall, revenues outside of the U.S. represented approximately 21% of total revenues for the fiscal year-to-date period ended September 28, 2013, compared with approximately 22% of total revenues for the fiscal year-to-date period ended September 29, 2012. Revenues derived from fixed-price engagements decreased to 13% of total revenues for the fiscal year-to-date period ended September 28, 2013 compared with 14% for the fiscal year-to-date period ended September 29, 2012.

        Costs of Services.    Costs of services decreased by $0.5 million, or 0.3%, to $137.6 million for the fiscal year-to-date period ended September 28, 2013 from $138.1 million for the fiscal year-to-date period ended September 29, 2012. The decrease in costs of services was due primarily to there being no restructuring expenses recorded in the third quarter of fiscal 2013 as compared to $3.4 million of expenses recorded in the third quarter of fiscal 2012 associated with the restructuring actions we announced in the third quarter of fiscal 2012. This decrease was partially offset by the an increase in compensation expense for our employee consultants as a result of our increased revenues in the third quarter of fiscal 2013 and an increase in client reimbursable expenses of $1.9 million for the fiscal year-to-date period ended September 28, 2013 as compared to the fiscal year-to-date period ended September 29, 2012.

        As a percentage of revenues, costs of services decreased to 67.9% for the fiscal year-to-date period ended September 28, 2013 from 68.1% for the fiscal year-to-date period ended September 29, 2012 due primarily to the decrease in in costs of services due to the $3.4 million of restructuring charges recorded during the fiscal year-to-date period ended September 29, 2012 as compared with no restructuring charges in the fiscal year-to-date period ended September 28, 2013, partially offset by an increase in client reimbursable expenses as a percentage of revenues.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased by $4.7 million, or 9.1%, to $47.3 million for the fiscal year-to-date period ended September 28, 2013 from $52.0 million for the fiscal year-to-date period ended September 29, 2012. Selling, general and administrative expenses in the fiscal year-to-date period ended September 29, 2012 included $1.7 million of restructuring charges associated principally with the restructuring actions we announced in the third quarter of fiscal 2012, the reduction of leased office space in our London, England office and adjustments to our leased office space in Houston, TX and Chicago, IL. There were no restructuring charges recorded in selling, general and administrative expenses in the fiscal year-to-date period ended September 28, 2013. Additionally contributing to this decrease were decreased rent and office operating expenses resulting from our reduction of leased office space in London, England and Boston, Massachusetts during fiscal 2012. Furthermore, decreases in outside consultant charges, travel expense, and professional fees for the fiscal year-to-date period ended September 28, 2013 as compared to fiscal year-to-date period ended September 29, 2012 resulted from the restructuring actions we announced in the third quarter of fiscal 2012. Partially offsetting these decreases was an increase in commissions to non-employee experts of $1.8 million in the fiscal year-to-date period ended September 28, 2013 as compared to the fiscal year-to-date period ended September 29, 2012.

        As a percentage of revenues, selling, general and administrative expenses decreased to 23.3% for the fiscal year-to-date period ended September 28, 2013 from 25.6% for the fiscal year-to-date period ended September 29, 2012, which was primarily due to restructuring charges recorded in the fiscal year-to-date period ended September 29, 2012 and the decreased rent and office operating expenses, outside consultant charges, travel expenses, and professional fees in the fiscal year-to-date period ended September 28, 2013 as compared with the fiscal year-to-date period ended September 29, 2012, partially offset by the increase in commissions to non-employee experts from 2.3% of revenues for the fiscal year-to-date period ended September 29, 2012 to 3.2% of revenues for the fiscal year-to-date period ended September 28, 2013.

        Depreciation and Amortization.    Depreciation and amortization decreased by $0.8 million, or 14.1%, to $4.8 million for the fiscal year-to-date period ended September 28, 2013 from $5.6 million for the fiscal year-to-date period ended September 29, 2012. Of this decrease, approximately $1.1 million was related to the write-off of unamortized leaseholds and other costs associated with restructuring costs recorded in the second quarter of fiscal 2012 for the reduction of leased office space in our London, England office, as compared to there being no restructuring expenses recorded in the fiscal year-to-date period ended September 28, 2013. The decrease was partially offset by the amortization of intangibles arising from the acquisition of a 40-person litigation consulting team that joined the Company effective February 1, 2013.

        Interest Expense.    Interest expense increased by $0.2 million to $0.4 million for the fiscal year-to-date period ended September 28, 2013 from $0.2 million for the fiscal year-to-date period ended September 29, 2012. The increase was primarily due to interest expense related to the credit agreement we entered into on April 24, 2013 that provides us with a $125.0 million revolving credit facility. Upon entering into the credit agreement, we borrowed $15.0 million under the revolving credit facility, which we used, together with cash on hand, to repay in full all indebtedness outstanding under the previous credit agreement, whereupon such agreement was terminated. During the second quarter of fiscal 2013, we borrowed an additional $2.3 million under the multi-currency portion of the credit agreement. We repaid $12.2 million during the second quarter of fiscal 2013 and the remaining $5.1 million during the third quarter of fiscal 2013.

        Provision for Income Taxes.    For the fiscal year-to-date period ended September 28, 2013, our income tax provision was $5.2 million and the effective tax rate was 40.8% compared to $6.5 million and an effective tax rate of 92.8% for the fiscal year-to-date period ended September 29, 2012. The effective tax rate for the fiscal year-to-date period ended September 28, 2013 was lower than our combined federal and state statutory tax rate primarily due to the favorable settlement of a tax matter in the first quarter of fiscal 2013, partially offset by a discrete tax adjustment recorded in the second quarter of fiscal 2013 and the effect of losses in foreign jurisdictions that provided no tax benefit. The effective tax rate for the fiscal year-to-date period ended September 29, 2012 was higher than our combined federal and state statutory tax rate primarily due to losses in foreign jurisdictions that provided no tax benefit.

        Net Income Attributable to CRA International, Inc.    Net income attributable to CRA International, Inc. increased by $7.2 million to $7.6 million for the fiscal year-to-date period ended September 28, 2013 from $0.5 million for the fiscal year-to-date period ended September 29, 2012. The diluted net income per share was $0.75 per share for the fiscal year-to-date period ended September 28, 2013, compared to $0.05 per share for the fiscal year-to-date period ended September 29, 2012. Diluted weighted average shares outstanding decreased by approximately 184,000 shares to approximately 10,180,000 shares for the fiscal year-to-date period ended September 28, 2013 from approximately 10,364,000 shares for the fiscal year-to-date period ended September 29, 2012. The decrease in weighted average shares outstanding was primarily due to repurchases of common stock, offset in part by an increase as a result of shares of restricted stock that have vested or that have been issued, and stock options that have been exercised since September 29, 2012.

Liquidity and Capital Resources

  Fiscal Year-to-Date Period Ended September 28, 2013

        We believe that our current cash balances, cash generated from operations, and amounts available under our bank line of credit will be sufficient to meet our anticipated working capital, capital expenditures, and contingent consideration payment requirements for at least the next 12 months.

        General.    In the fiscal year-to-date period ended September 28, 2013, cash and cash equivalents decreased by $37.5 million. We completed the period with cash and cash equivalents of $17.9 million and working capital (defined as current assets less current liabilities) of $71.7 million. Of the total cash and cash equivalents of $17.9 million at September 28, 2013, $13.0 million was held within the U.S. The Company has sufficient sources of cash in the U.S. to fund U.S. cash requirements without the need to repatriate any funds.

        As of September 28, 2013, a substantial portion of our cash accounts was concentrated at a single financial institution, which potentially exposes us to credit risks. The financial institution has a short-term credit rating of A-1 by Standard & Poor's ratings services. We have not experienced any losses related to such accounts, and we do not believe that there is significant risk of non-performance by the financial institution. Our cash on deposit at this financial institution is fully liquid, and we continually monitor the credit ratings of such institution. A change in the credit ratings of this financial institution could materially affect our liquidity and working capital.

        Sources and Uses of Cash.    During the fiscal year-to-date period ended September 28, 2013, net cash used by operations was $18.2 million. The primary factor in cash used by operations was the increase in "prepaid expenses and other assets" and "other assets" of $19.4 million during the fiscal year to date period ended September 28, 2013. During the fiscal year to date period ended September 28, 2013, we paid approximately $38.1 million in forgivable loans and advances to employees and non-employee experts and recorded $9.8 million of forgivable loan amortization. In addition, the decrease in prepaid expenses and other assets included a decrease in income taxes of approximately $6.9 million. Other uses of cash included: an increase in unbilled services of $8.7 million, an increase in accounts receivable, including the change in accounts receivable allowances, of $1.5 million, and a decrease in accounts payable, accrued expenses, and other liabilities of $1.8 million. The decrease in accounts payable, accrued expenses, and other liabilities includes the payment of the majority of our fiscal 2012 performance bonuses during the first quarter of fiscal 2013, partially offset by an increase of approximately $26.0 million for accrued fiscal 2013 performance bonuses. These uses of cash were partially offset by cash provided by operations during the fiscal year to date period ended September 28, 2013 including: net income of $7.5 million, deferred taxes of $0.4 million, non-cash charges for depreciation and amortization expense of $4.9 million and share-based compensation expense of $2.2 million, partially offset by decreased deferred rent of $1.6 million.

        During the fiscal year-to-date period ended September 28, 2013, net cash used by investing activities was $18.1 million, which included $15.6 million of net acquisition consideration payments and $2.5 million for capital expenditures.

        Net cash used by financing activities during the fiscal year-to-date period ended September 28, 2013 was $1.3 million. On April 24, 2013, we entered into a credit agreement and borrowed $15.0 million under the revolving credit facility, which we used, together with cash on hand, to repay in full all indebtedness outstanding under the previous credit agreement, whereupon such agreement was terminated. During the second quarter of fiscal 2013, we borrowed an additional $2.3 million under the multi-currency portion of the credit agreement. We repaid $12.2 million during the second quarter of fiscal 2013 and the remaining $5.1 million during the third quarter of fiscal 2013. Partially offsetting the cash provided by financing activities was cash used in financing activities primarily for the repurchase of stock of $0.6 million and the redemption of $0.2 million in vested employee restricted shares for tax withholdings, partially offset by $0.2 million received upon the exercise of stock options. Additionally, NeuCo paid in full a note payable of $0.7 million during the third quarter of fiscal 2013.

  Indebtedness

        On April 24, 2013, we entered into a credit agreement that provides us with a $125.0 million revolving credit facility and a $15 million sublimit for the issuance of letters of credit. We may use the proceeds of the revolving credit loans to provide working capital and for other general corporate purposes. Generally, we may repay any borrowings under the revolving credit facility at any time, but must repay all borrowings no later than April 24, 2018. Upon entering into the agreement, we borrowed $15.0 million under the revolving credit facility, which we used, together with cash on hand, to repay in full all indebtedness outstanding under the previous credit agreement, whereupon such agreement was terminated. We also borrowed an additional $2.3 million during the second quarter of fiscal 2013 under the multicurrency portion of the credit agreement. There were no amounts outstanding under this revolving line of credit as of September 28, 2013, as the Company repaid $12.2 million during the second quarter of fiscal 2013 and the remaining $5.1 million during the third quarter of fiscal 2013.

        Additionally, letters of credit in the aggregate amount of approximately $0.4 million that had been issued under the previous credit agreement were deemed to be issued and outstanding under the new revolving credit facility. The amount available under this revolving line of credit is reduced by certain letters of credit outstanding, which amounted to $0.4 million as of September 28, 2013.

        Borrowings under the revolving credit facility bear interest at a rate per annum of either (i) the adjusted base rate, as defined in the credit agreement, plus an applicable margin, which varies between 0.50% and 1.50% depending on our total leverage ratio as determined under the credit agreement, or (ii) the adjusted eurocurrency rate, as defined in the credit agreement, plus an applicable margin, which varies between 1.50% and 2.50% depending on our total leverage ratio. We are required to pay a fee on the unused portion of the revolving credit facility at a rate per annum that varies between 0.25% and 0.375% depending on our total leverage ratio. Borrowings under the credit facility are secured by 100% of the stock of certain of our U.S. subsidiaries and 65% of the stock of certain of our foreign subsidiaries, which represent approximately $4.9 million in net assets as of September 28, 2013.

        Under our credit agreement, we must comply with various financial and non-financial covenants. Compliance with these financial covenants is tested on a fiscal quarterly basis. Any indebtedness outstanding under the credit facility may become immediately due and payable upon the occurrence of stated events of default, including our failure to pay principal, interest or fees or a violation of any financial covenant. The financial covenants require us to maintain a consolidated interest expense to adjusted consolidated EBITDA ratio of not more than 2.5 to 1.0 and to comply with a consolidated debt to adjusted consolidated EBITDA ratio of not more than 3.0 to 1.0. The non-financial covenant restrictions of our senior credit agreement include, but are not limited to, our ability to incur additional indebtedness, engage in acquisitions or dispositions, and enter into business combinations. As of September 28, 2013, we were in compliance with the covenants of our credit agreement.

  Forgivable Loans and Term Loans

        In order to attract and retain highly skilled professionals, we may issue forgivable loans or term loans to employees and non-employee experts. The forgivable loans have terms that are generally between three and eight years. The principal amount of forgivable loans and accrued interest is forgiven by us over the term of the loans, so long as the employee or non-employee expert continues employment or affiliation with us and complies with certain contractual requirements. The expense associated with the forgiveness of the principal amount of the loans is recorded as compensation expense over the service period, which is consistent with the term of the loans. During the fiscal year-to-date period ended September 28, 2013, we issued approximately $38.1 million in forgivable loans to employees and non-employee experts for future service.

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

  Share Repurchases

        On July 6, 2010, we announced that our Board of Directors approved a share repurchase program of up to $5.0 million of our common stock. On August 30, 2011, February 22, 2012 and August 10, 2012, the Board of Directors authorized the repurchase of up to an additional $7.5 million, $4.45 million, and $5.0 million, respectively, of our common stock under this program. During the fiscal year-to-date period ended September 28, 2013, we repurchased 33,775 shares under this program at an average price per share of $18.70. There is approximately $3.0 million available for future repurchases under this program as of September 28, 2013. We record the retirement of its repurchased stock as a reduction to common stock. We will finance this program with available cash and cash from future operations. We may repurchase shares in open market purchases or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. We expect to continue to repurchase shares under this program.

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

        The majority of our operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of foreign currencies. Our primary foreign currency exposures relate to our short-term intercompany balances with our foreign subsidiaries and accounts receivable and cash valued in the United Kingdom in U.S. Dollars or Euros. Our primary foreign subsidiaries have functional currencies denominated in the British Pound and Euro, and foreign denominated assets and liabilities are remeasured each reporting period with any exchange gains and losses recorded in our consolidated income statements. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the U.S. Dollar and foreign currencies and the Euro and the British Pound. Additionally, the multi-currency facility that we entered into on April 24, 2013 helps us reduce such foreign exchange exposures. Holding all other variables constant, fluctuations in foreign exchange rates may impact reported revenues and expenses significantly, based on currency exposures at September 28, 2013. A hypothetical 10% movement in foreign exchange rates would rates would have affected our income before provision for income taxes for the third quarter of fiscal 2013 by approximately $0.1 million. However, actual gains and losses in the future could differ materially from this analysis based on the timing and amount of both foreign currency exchange rate movements and our actual exposure.

        From time to time, we may use derivative instruments to manage the risk of exchange rate fluctuations. However, at September 28, 2013, we had no outstanding derivative instruments. We do not use derivative instruments for trading or speculative purposes.

Interest Rate Risk

        Our investment portfolio consists principally of money market funds, with maturities of three months or less when purchased. A hypothetical change in the interest rate of 10% would not have a material impact to the fair values of these securities at September 28, 2013 primarily due to their short maturity.

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

Evaluation of Changes in Internal Control over Financial Reporting

        Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we have determined that, during the third quarter of fiscal 2013, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to affect, materially our internal control over financial reporting.

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

We depend upon key employees to generate revenue

        Our business consists primarily of the delivery of professional services, and, accordingly, our success depends heavily on the efforts, abilities, business generation capabilities, and project execution capabilities of our employee consultants. In particular, our employee consultants' personal relationships with our clients are a critical element in obtaining and maintaining client engagements. If we lose the services of any employee consultant or group of employee consultants, or if our employee consultants fail to generate business or otherwise fail to perform effectively, that loss or failure could adversely affect our revenues and results of operations. Our employee consultants generated engagements that accounted for approximately 77% and 84% of our revenues for each of the fiscal year-to-date periods ended September 28, 2013 and September 29, 2012, respectively. Our top five employee consultants generated approximately 18% of our revenues for each of the fiscal year-to-date periods ended September 28, 2013 and September 29, 2012.

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

Our performance could be affected if employees and non-employee experts default on loans

        We utilize forgivable loans and term loans with some of our employees and non-employee experts, other than our executive officers, as a way to attract and retain them. Certain of the agreements for the term loans and forgivable loans require them to be collateralized. Defaults under these respective loans, as well as our inability to collect on such loans should they become due, could have a material adverse effect on our consolidated income statements, financial condition and liquidity.

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

We depend on our non-employee experts

        We depend on our relationships with our exclusive non-employee experts. For the fiscal year-to-date periods ended September 28, 2013 and September 29, 2012, five of our top exclusive non-employee experts generated engagements that accounted for approximately 16% and 8% of our revenues in those periods, respectively. We believe that these experts are highly regarded in their fields and that each offers a combination of knowledge, experience, and expertise that would be very difficult to replace. We also believe that we have been able to secure some engagements and attract consultants in part because we can offer the services of these experts. Most of these experts can limit their relationships with us at any time for any reason. These reasons could include affiliations with universities with policies that prohibit accepting specified engagements, termination of exclusive relationships, the pursuit of other interests, and retirement.

        In many cases we seek to include restrictive covenant agreements in our agreements with our non-employee experts, which could include non-competition agreements, non-solicitation agreements and non-hire agreements. The limitation or termination of any of their relationships with us, or competition from any of them after these agreements expire, could harm our reputation, reduce our business opportunities and adversely affect our revenues and results of operations. These restrictive covenant agreements that we have with some of our non-employee experts offer us only limited protection and may not be enforceable in every jurisdiction. In the event that non-employee experts leave, clients working with these non-employee experts may decide that they prefer to continue working with them rather than with us. In the event a non-employee expert departs and acts in a way that we believe violates the expert's restrictive covenant agreements, we will consider any legal and equitable remedies we may have against such person on a case-by-case basis. We may decide that preserving cooperation and a professional relationship with the former non-employee expert or clients that worked with the non-employee expert, or other concerns, outweigh the benefits of any possible legal action or recovery.

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

We derive our revenues from a limited number of large engagements

        We derive a portion of our revenues from a limited number of large engagements. If we do not obtain a significant number of new large engagements each year, our business, financial condition, and results of operations could suffer. Our 10 largest engagements accounted for approximately 14% and 13% of our revenues the fiscal year-to-date periods ended September 28, 2013 and September 29, 2012, respectively. Our 10 largest clients accounted for approximately 16% and 19% of our revenues in the fiscal year-to-date periods ended September 28, 2013 and September 29, 2012, respectively. In general, the volume of work we perform for any particular client varies from year to year, and due to the specific engagement nature of our practice, a major client in one year may not hire us in the following year.

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

        There were no impairment losses related to goodwill or intangible assets during the fiscal year-to-date period ended September 28, 2013 or the fiscal year-to-date period ended September 29, 2012.

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

Fluctuations in the types of service contracts we enter into may adversely impact revenue and results of operations

        We derive a portion of our revenues from fixed-price contracts. We derived approximately 13% and 14% of revenues from fixed-price engagements in the fiscal 2013 year-to-date period ended September 28, 2013 and the fiscal year-to-date period ended September 29, 2012, respectively. These contracts are more common in our management consulting area, and would likely grow in number with expansion of that area. Fluctuations in the mix between time-and- material contracts, fixed-price contracts and arrangements with fees tied to performance-based criteria, may result in fluctuations of revenue and results of operations. In addition, if we fail to estimate accurately the resources required for a fixed-price project or fail to satisfy our contractual obligations in a manner consistent with the project budget, we might generate a smaller profit or incur a loss on the project. On occasion, we have had to commit unanticipated additional resources to complete projects, and we may have to take similar action in the future, which could adversely affect our revenues and results of operations.

The market price of our common stock may be volatile

        The market price of our common stock has fluctuated widely and may continue to do so. For example, from September 30, 2012 to September 28, 2013, the trading price of our common stock ranged from a high of $23.10 per share to a low of $15.64 per share. Many factors could cause the market price of our common stock to rise and fall. Some of these factors are:

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        (a)   Not applicable.

        (b)   Not applicable.

        (c)   The following table provides information about our repurchases of shares of our common stock during the fiscal quarter ended September 28, 2013. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the third quarter into three periods of four weeks, four weeks, and five weeks, respectively, to coincide with our reporting periods during the third quarter of fiscal 2013.

 Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
June 30, 2013 to July 27, 2013	—	—	—	$3,639,978
July 28, 2013 to August 24, 2013	34,448 shares(1)(2)	$18.71 per share(1)(2)	33,775	$3,008,367
August 25, 2013 to September 28, 2013	—	—	—	$3,008,367

(1)
During the four weeks ended August 24, 2013, we accepted 673 shares of our common stock as a tax withholding from certain of our employees, in connection with the vesting of restricted shares that occurred during the indicated period, pursuant to the terms of our 2006 equity incentive plan, at an average price per share of $19.20.

(2)
On August 30, 2011, we announced that our Board of Directors approved a share repurchase program of up to $7.5 million of our common stock. On February 22, 2012 and August 10, 2012, our Board of Directors authorized the repurchase of up to an additional $4.45 million and $5.0 million, respectively, of our common stock under this program. During the four weeks ended August 24, 2013, we purchased 33,775 shares under this program at an average price per share of $18.70. Approximately $3.0 million was available for future repurchases under this program as of September 28, 2013. We expect to continue to repurchase shares under this program.

ITEM 3.   Defaults Upon Senior Securities

        None.

ITEM 4.    Mine Safety Disclosures

        None.

ITEM 5.    Other Information

        None.

ITEM 6.    Exhibits

Item No.		Description
31.1		Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2		Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1		Section 1350 certification
101	*
The following financial statements from CRA International, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2013, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Condensed Consolidated Statements of Operations (unaudited) for the fiscal quarters and the fiscal year-to-date periods ended September 28, 2013 and September 29, 2012, (ii) Condensed Consolidated Statement of Comprehensive Income (unaudited) for the fiscal quarters and the fiscal year-to-date periods ended September 28, 2013 and September 29, 2012, (iii) Condensed Consolidated Balance Sheets (unaudited) as at September 28, 2013 and December 29, 2012, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the fiscal year-to-date periods ended September 28, 2013 and September 29, 2012, (v) Condensed Consolidated Statement of Shareholders' Equity (unaudited) for the fiscal year-to-date period ended September 28, 2013, and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

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

CRA INTERNATIONAL, INC.
Date: October 28, 2013	By:	/s/ PAUL A. MALEH Paul A. Maleh President and Chief Executive Officer
Date: October 28, 2013	By:	/s/ WAYNE D. MACKIE Wayne D. Mackie Executive Vice President, Treasurer, and Chief Financial Officer

EXHIBIT INDEX

Item No.		Description
31.1		Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2		Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1		Section 1350 certification
101	*
The following financial statements from CRA International, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2013, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Condensed Consolidated Statements of Operations (unaudited) for the fiscal quarters and the fiscal year-to-date periods ended September 28, 2013 and September 29, 2012, (ii) Condensed Consolidated Statement of Comprehensive Income (unaudited) for the fiscal quarters and the fiscal year-to-date periods ended September 28, 2013 and September 29, 2012, (iii) Condensed Consolidated Balance Sheets (unaudited) as at September 28, 2013 and December 29, 2012, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the fiscal year-to-date periods ended September 28, 2013 and September 29, 2012, (v) Condensed Consolidated Statement of Shareholders' Equity (unaudited) for the fiscal year-to-date period ended September 28, 2013, and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

*
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto shall not be deemed filed for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.