Form 10-K
period 2013-12-28
CRA INTERNATIONAL, INC.
filed 2014-03-13
CIK 1053706

Use these links to rapidly review the document

CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2013

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

         The aggregate market value of the stock held by non-affiliates of the registrant as of June 29, 2013, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing sale price of $18.47 as quoted on the NASDAQ Global Select Market as of the last trading day before that date, was approximately $182.0 million. Outstanding shares of common stock beneficially owned by executive officers and directors of the registrant and certain related entities have been excluded from this computation because these persons may be deemed to be affiliates. The fact that these persons have been deemed affiliates for purposes of this computation should not be considered a conclusive determination for any other purpose.

         As of March 6, 2014, CRA had outstanding 10,066,778 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

         The information required for Part III of this annual report is incorporated by reference from the registrant's definitive proxy statement for the 2014 special meeting in lieu of annual meeting of its shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 28, 2013.

CRA INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 28, 2013

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

Fiscal Year

        Our fiscal years periodically contain 53 weeks rather than 52 weeks. Fiscal 2013, fiscal 2012, and fiscal 2011 were 52-week years.

Introduction

        We are a leading global consulting firm specializing in providing economic, financial and management consulting services. We advise clients on economic and financial matters pertaining to litigation and regulatory proceedings, and guide corporations through critical business strategy and performance-related issues. Since 1965, we have been engaged by clients for our unique combination of functional expertise and industry knowledge, and for our objective solutions to complex problems. We combine economic and financial analysis with expertise in litigation and regulatory support, business strategy and planning, market and demand forecasting, policy analysis, and engineering and technology strategy. We are often retained in high-stakes matters, such as multibillion-dollar mergers and acquisitions, new product introductions, major strategy and capital investment decisions, and complex litigation, the outcomes of which often have significant consequences for the parties involved. These matters often require independent analysis and, as a result, the parties involved must rely on outside experts. Our analytical strength enables us to reach objective, factual conclusions that help clients make important business and policy decisions and resolve critical disputes. Clients turn to us because we can provide highly credentialed and experienced economic and finance experts to address critical, tough assignments, with high-stakes outcomes.

        We offer consulting services in two broad areas: litigation, regulatory, and financial consulting and management consulting. These two areas represented approximately 98% of our consolidated revenues for fiscal 2013. The remaining 2% came from our NeuCo subsidiary. We provide our services primarily through our highly credentialed and experienced staff of employee consultants. As of December 28, 2013, we employed 442 consultants, of which 327 were either executive vice presidents, vice presidents, principals, associate principals, senior associates, or consulting associates, of whom approximately 76%

have a doctorate or other advanced degree. Our employee consultants have backgrounds in a wide range of disciplines, including economics, business, corporate finance, materials sciences, accounting, and engineering. We are extremely selective in our hiring of consultants, recruiting from leading universities, industry, and government. Many of our employee consultants are nationally or internationally recognized as experts in their respective fields and have published scholarly articles, lectured extensively, and have been quoted in the press. They combine outstanding intellectual acumen with practical experience and in-depth understanding of industries and markets. To enhance the expertise we provide to our clients, we maintain close working relationships with a select group of renowned academic and industry non-employee experts.

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

        We provide consulting services to corporate clients and attorneys in a wide range of litigation and regulatory proceedings, providing high-quality research and analysis, expert testimony, and comprehensive support in litigation and regulatory proceedings in all areas of finance, accounting, economics, insurance, and forensic accounting and investigations. We also use our expertise in economics, finance, and business to offer law firms, businesses, and government agencies services related to class certification, damages analysis, expert reports and testimony, regulatory analysis, strategy development, valuation of tangible and intangible assets, risk management, and transaction support. In our management consulting services, we use our expertise in economics, finance, and business analysis to offer our clients such services as strategy development, performance improvement, corporate strategy and portfolio analysis, estimation of market demand, new product pricing strategies, valuation of intellectual property and other assets, assessment of competitors' actions, and analysis of new sources of supply. Our analytical expertise in advanced economic and financial methods is complemented by our in-depth expertise in specific industries, including banking and capital markets; chemicals and industrials; consumer products; energy and utilities; financial services; health care; insurance; life sciences; manufacturing; media; mining, metals and materials; oil and gas; real estate; retail; sports; telecommunications; and transportation.

        We have completed thousands of engagements for clients around the world, including domestic and foreign companies; federal, state, and local domestic government agencies; governments of foreign countries; public and private utilities; and national and international trade associations. Our clients come from a broad range of industries, with our top 10 clients in fiscal 2013, fiscal 2012, and fiscal 2011 accounting for approximately 19%, 18%, and 23%, of our revenues, respectively, and no single client accounting for more than 5% of our revenues in each of these periods. We also work with many of the world's leading law firms. We experience a high level of repeat business, and in fiscal 2013, fiscal 2012, and fiscal 2011, approximately 87%, 95%, and 94%, respectively, of our revenues resulted from either ongoing engagements or new engagements for existing clients.

        We deliver our services through an international network of 19 coordinated offices. Headquartered in Boston, Massachusetts, we have offices throughout North America and Europe.

Industry Overview

        Businesses are operating in an increasingly complex economic, legal, and regulatory environment. Our changing world economy has created immense challenges and opportunities for businesses. Companies across industry sectors are seeking new strategies appropriate for the current economic environment, as well as greater operational efficiencies. To accomplish these objectives, they must constantly gather, analyze, and use information wisely to assure that business decisions are well-informed. In addition, as markets have become global, companies have the opportunity to expand their presence throughout the world, which can expose them to increased competition and the uncertainties of foreign operations. Further, companies are increasingly relying on technological and business innovations to improve efficiency, thus increasing the importance of strategically analyzing their businesses and developing and protecting new technology. The increasing complexity and changing nature of the business environment are also forcing governments to modify their regulatory strategies. These constant changes in the regulatory environment and the pro-regulatory stance in the U.S. have led to frequent litigation and interaction with government agencies as companies attempt to interpret and react to the implications of this changing environment. Furthermore, as the general business and regulatory environment becomes more complex, corporate litigation has also become more complicated, protracted, expensive, and important to the parties involved.

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

        Strong Reputation for High-Quality Consulting; High Level of Repeat Business.    Since 1965, we have been a leader in providing sophisticated economic analysis and original, authoritative advice to clients involved in complex litigation and regulatory proceedings, and we also provide management consulting services to companies facing strategic, organizational, and operational challenges. As a result, we believe we have established a strong reputation among leading law firms and business clients as a preferred source of expertise in economics, finance, business, and management consulting, as evidenced by our high level of repeat business. In fiscal 2013, fiscal 2012, and fiscal 2011, approximately 87%, 95%, and 94%, respectively, of our revenues resulted from ongoing engagements or new engagements from repeat clients. In addition, we believe our significant name recognition, which we developed as a result of our work on many high-profile litigation and regulatory engagements, has enhanced the development of our management consulting practice.

        Highly Educated, Experienced, and Versatile Consulting Staff.    We believe our most important asset is our base of employee consultants, particularly our senior employee consultants. Of our 442 employee consultants as of December 28, 2013, 327 were either executive vice presidents, vice presidents, principals, associate principals, senior associates, or consulting associates, of whom approximately 76% have a doctorate or other advanced degree. Many of these senior employee consultants are nationally or internationally recognized as experts in their respective fields. In addition to their expertise in a particular field, most of our employee consultants are able to apply their skills across numerous practice areas. This flexibility in staffing engagements is critical to our ability to apply our resources as needed to meet the demands of our clients. As a result, we seek to hire consultants who not only have strong analytical skills, but who are also creative, intellectually curious, and driven to develop expertise in new practice areas and industries.

        International Presence.    We deliver our services through an international network of 19 coordinated offices. Headquartered in Boston, Massachusetts, we have offices throughout North America and Europe. Many of our clients are multinational firms with issues that cross international boundaries, and we believe our international presence provides us with an advantage to address complex issues that span countries and continents. Our international presence also gives us access to many of the leading experts around the world on a variety of issues, allowing us to expand our knowledge base and areas of functional expertise. Revenues outside of the U.S. accounted for approximately 22%, 23%, and 26% of our total revenues in fiscal 2013, fiscal 2012, and fiscal 2011, respectively. See Note 13 of our Notes to Consolidated Financial Statements for a breakdown of our revenue and long-lived assets by country.

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

        Diversified Client Base.    We have completed thousands of engagements for clients in a broad range of industries around the world. In fiscal 2013, fiscal 2012, and fiscal 2011, our top 10 clients accounted for approximately 19%, 18%, and 23% of our revenues, respectively, with no single client accounting for more than 5% of our revenues in each of these periods. Our clients are major firms across a multitude of industries that include banking and capital markets; chemicals and industrials; consumer products; energy and utilities; financial services; health care; insurance; life sciences; manufacturing; media; mining, metals, and materials; oil and gas; real estate; retail; sports; telecommunications; and transportation.

        Established Corporate Culture.    Our success results in part from our established corporate culture. We believe we attract consultants because of our 48-year history, our strong reputation, the credentials, experience, and reputations of our employee consultants, the opportunity to work on an array of matters with a broad group of renowned non-employee experts, and our collegial atmosphere where teamwork and collaboration are emphasized and valued by many clients.

        Access to Leading Academic and Industry Experts.    To enhance the expertise we provide to our clients and the depth and breadth of our insights, we maintain close working relationships with a select group of non-employee experts. Depending on client needs, we use non-employee experts for their specialized expertise, assistance in conceptual problem-solving, and expert witness testimony. We work regularly with renowned professors at such institutions as Cornell University, Georgetown University, Harvard University, the Massachusetts Institute of Technology, Northwestern University, Texas A&M University, the University of California at Berkeley, the University of California at Los Angeles, the University of Chicago, the University of Toronto, Yale University, and other leading universities. These experts also generate business for us and provide us access to other leading academic and industry experts. By establishing affiliations with these prestigious experts, we further enhance our reputation as a leading source of sophisticated economic and financial analysis.

Services

        We offer services in two broad areas: litigation, regulatory, and financial consulting and management consulting. Together, these two service areas comprised approximately 98% of our consolidated revenues for fiscal 2013, and approximately 2% of our consolidated revenues came from our NeuCo subsidiary.

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

        The following is a summary of the areas of functional expertise that we offer in litigation, regulatory, and financial consulting engagements. We provide services, such as economic expertise, analyses, and expert testimony, in these areas:

Areas of Functional Expertise	Description of Area of Service
Damages	Disputes involving lost profits, breach of contract, purchase price, valuation, business interruption, product liability, and fraud, among other damages claims. Calculating damages, providing expert testimony, and critique opposing experts' damages analyses in matters involving disputes in antitrust; intellectual property; securities and other financial market issues; insolvency; property values; contract; employment discrimination; product liability; environmental contamination; and purchase price. Supporting clients with broader corporate valuation services, providing pre-trial evaluations of damages claims and methodologies, and evaluating proposed settlements in class action and other cases.
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

Areas of Functional Expertise	Description of Area of Service
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

        The following is a summary of the areas of functional expertise that we offer in management consulting.

Areas of Functional Expertise	Description of Area of Service
Auctions & Competitive Bidding	Providing auction and market design, implementation, and monitoring services, as well as bidding support services, for businesses, industry organizations, and governments in various industries around the world, including commodities, energy and utilities, telecommunications, transportation, natural resources, and other industries.
Corporate & Business Strategy

Advising on business strategy, corporate revitalizations, and organizational effectiveness by bringing new ways of thinking to companies and new ways of working to develop better strategies over time and identifying the highest-value opportunities that address critical challenges and transform business. Advising chief executive officers and executive management teams on corporate and business unit strategy, market analysis, portfolio management, pricing strategy, and product positioning. Areas of expertise include strategy, execution, organic growth, growth through acquisition, productivity, risk management, leadership and organization, and managing for value.

Enterprise Risk Management	Advising large financial institutions and corporations in areas of governance and strategy; process; analytics; and technology related to risk management.
Environmental and Energy Strategy

Advising companies on the following: corporate strategy to address risks and uncertainties surrounding environmental policy developments; business models that adapt to future environmental policy; investment decision-making processes that account for environmental policy uncertainty; environmental strategic compliance options with regulations/legislation; emissions trading planning surrounding cap-and-trade policies; identification of business opportunities that could relate to environmental trends; and the economic and business issues surrounding clean and renewable energy, enterprise and asset management, global gas and liquefied natural gas services, and regulation and litigation.

Intellectual Property & Technology Management

Advising top management, investors, and boards on technology strategy and planning, research and development management, commercialization, technology market evaluation, intellectual property management, and portfolio and resource management.

Organization & Performance Improvement	Advising corporate clients in areas of revenue growth drivers; operating margin drivers; asset efficiency drivers; key enablers; and performance management and metrics.
Transaction Advisory Services	Advising business leaders, including buyers and sellers, in the areas of due diligence; mergers and acquisitions; private equity; and valuation.

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

  •
  Banking & Capital Markets

  •
  Chemicals & Industrials

  •
  Consumer Products

  •
  Energy & Utilities

  •
  Financial Services

  •
  Health Care

  •
  Insurance

  •
  Life Sciences

  •
  Manufacturing

  •
  Media

  •
  Mining, Metals, & Materials

  •
  Oil & Gas

  •
  Real Estate

  •
  Retail

  •
  Sports

  •
  Telecommunications

  •
  Transportation

Clients

        We have completed thousands of engagements for clients around the world, including domestic and foreign corporations; federal, state, and local domestic government agencies; governments of foreign countries; public and private utilities; accounting firms; and national and international trade associations. Frequently, we work with major law firms who approach us on behalf of their clients. While we have particular expertise in a number of industries, we provide services to a diverse group of clients in a broad range of industries. No single client accounted for more than 5% of our revenues in fiscal 2013, fiscal 2012, and fiscal 2011. Our policy is to keep the identities of our clients confidential unless our work for the client is already publicly disclosed. Revenues outside of the U.S. accounted for approximately 22%, 23%, and 26% of our total revenues in fiscal 2013, fiscal 2012, and fiscal 2011, respectively. See Note 13 of our Notes to Consolidated Financial Statements for a breakdown of our revenue by country.

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

        Our ownership interest in NeuCo was 55.89% for each of fiscal 2013, fiscal 2012 and fiscal 2011. Our ownership interest constitutes control under GAAP; therefore, NeuCo's financial results have been consolidated with ours and the portion of NeuCo's results allocable to its other owners is shown as "noncontrolling interest."

        NeuCo's revenues included in our consolidated statements of operations for fiscal 2013, fiscal 2012, and fiscal 2011 totaled approximately $5.1 million, $5.5 million, and $6.2 million, respectively. NeuCo's net loss included in our consolidated statements of operations for fiscal 2013 was approximately $0.3 million. NeuCo's net income included in our consolidated statements of operations for fiscal 2012 and fiscal 2011 was approximately $0.3 million and $0.2 million, respectively. NeuCo's net loss, net of amounts allocable to its other owners, included in the our consolidated statements of operations for fiscal 2013 was approximately $0.2 million. NeuCo's net income, net of amounts allocable to its other owners, included in our consolidated statements of operations for fiscal 2012 and fiscal 2011 was approximately $0.2 million and $0.1 million, respectively.

Human Capital

        On December 28, 2013, we had 597 employees, including 442 employee consultants, comprising 100 executive vice presidents or vice presidents, 227 other senior employee consultants (either principals, associate principals, senior associates, or consulting associates) and 115 junior consultants (either associates or analysts), as well as 155 administrative staff members. Executive vice presidents, vice presidents, and principals generally work closely with clients, supervise junior consultants, provide expert testimony on occasion, and seek to generate business for us. Principals, associate principals, senior associates, and consulting associates typically serve as project managers and handle complex research or business problem solving assignments. Consulting associates, associates, and analysts gather and analyze data, complete marketplace and academic literature research, and may perform statistical programming.

        We derive most of our revenues directly from the services provided by our employee consultants. Our employee consultants were responsible for securing engagements that accounted for approximately 77%, 84%, and 84% of our total revenues in fiscal 2013, fiscal 2012, and fiscal 2011, respectively. Our top five employee consultants generated approximately 17%, 18%, and 14% of our total revenues in fiscal 2013, fiscal 2012, and fiscal 2011, respectively. Our employee consultants have backgrounds in many disciplines, including economics, business, corporate finance, accounting, materials sciences, and engineering. Approximately 76% of our senior employee consultants, consisting of vice presidents, principals, associate principals, senior associates, and consulting associates, have either a doctorate, master of business administration ("MBA"), or another advanced degree in addition to substantial management, technical, or industry expertise. We believe our financial results and reputation are directly related to the number and quality of our employee consultants.

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

        In addition, we work closely with a select group of non-employee experts from leading universities and industry. These experts supplement the work of our employee consultants and generate business for us. In fiscal 2013, fiscal 2012, and fiscal 2011, five of our top non-employee experts were responsible for securing engagements that accounted for approximately 15%, 9%, and 8%, respectively, of our revenues in those periods. We believe these experts choose to work with us because of the interesting and challenging nature of our work, the opportunity to work with our quality-oriented consultants, and the financially rewarding nature of the work. Several non-employee experts, generally comprising the more active of those with whom we work, have entered into restrictive covenant contracts with us of varying lengths, which, in some cases, include non-competition agreements.

        The majority of our revenues depend on the number of hours worked by our employee consultants. As a result, we experience certain seasonal effects that impact our revenue, such as holiday seasons and the summer vacation season.

Marketing and Business Development

        We rely to a significant extent on the efforts of our employee consultants, particularly our vice presidents and principals, to market our services. We encourage our employee consultants to generate new business from both existing and new clients, and we reward our employee consultants with increased compensation and promotions for obtaining new business. In pursuing new business, our consultants emphasize our institutional reputation, experience, and client service, while also promoting the expertise of the particular employees who will work on the matter. Many of our consultants have published articles in industry, business, economic, legal, or scientific journals, and have made speeches and presentations at industry conferences and seminars, which serve as a means of attracting new business and enhancing their reputations. On occasion, employee consultants work with one or more non-employee experts to market our services. In addition, we rely upon business development professionals to ensure that the value of our litigation consulting service offerings is fully realized in the marketplace. They are focused on deepening and broadening client relationships with law firms and general counsels, ensuring that both existing and potential clients have access to our broad array of services, as well as helping to bring the best talent to any given assignment.

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

We depend upon key employees to generate revenue

        Our business consists primarily of the delivery of professional services, and, accordingly, our success depends heavily on the efforts, abilities, business generation capabilities, and project execution capabilities of our employee consultants. In particular, our employee consultants' personal relationships with our clients are a critical element in obtaining and maintaining client engagements. If we lose the services of any employee consultant or group of employee consultants, or if our employee consultants fail to generate business or otherwise fail to perform effectively, that loss or failure could adversely affect our revenues and results of operations. Our employee consultants generated engagements that accounted for approximately 77%, 84%, and 84% of our revenues in fiscal 2013, fiscal 2012, and fiscal 2011, respectively. Our top five employee consultants generated approximately 17%, 18%, and 14% of our revenues in fiscal 2013, fiscal 2012, and fiscal 2011, respectively.

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

We depend on our non-employee experts

        We depend on our relationships with our non-employee experts. In fiscal 2013, fiscal 2012, and fiscal 2011, our top five non-employee experts generated engagements that accounted for approximately 15%, 9%, and 8% of our revenues in those periods, respectively. We believe that these experts are highly regarded in their fields and that each offers a combination of knowledge, experience, and expertise that would be very difficult to replace. We also believe that we have been able to secure some engagements and attract consultants in part because we can offer the services of these experts. Most of these experts can limit their relationships with us at any time for any reason. These reasons could include affiliations with universities with policies that prohibit accepting specified engagements, termination of exclusive relationships, the pursuit of other interests, and retirement.

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

Deterioration of global economic conditions, global market and credit conditions, and regulatory and legislative changes affecting our clients, practice areas, or competitors could have an impact on our business

        Overall global economic conditions and global market and credit conditions in the industries we service can negatively impact the market for our services. These factors are outside of our control and include the availability of credit, the costs and terms of borrowing, merger and acquisition activity, and general economic factors and business conditions.

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

We derive our revenues from a limited number of large engagements

        We derive a portion of our revenues from a limited number of large engagements. If we do not obtain a significant number of new large engagements each year, our business, financial condition, and results of operations could suffer. Our 10 largest engagements accounted for approximately 13%, 11%, and 14% of our revenues in fiscal 2013, fiscal 2012, and fiscal 2011, respectively. Our top 10 clients accounted for approximately 19%, 18%, and 23% of our revenues in fiscal 2013, fiscal 2012, and fiscal 2011, respectively. In general, the volume of work we perform for any particular client varies from year to year, and due to the specific engagement nature of our practice, a major client in one year may not hire us in the following year.

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

Fluctuations in our quarterly revenues and results of operations could depress the market price of our common stock

        We may experience significant fluctuations in our revenues and results of operations from one quarter to the next. If our revenues or net income in a quarter falls below the expectations of securities analysts or investors, the market price of our common stock could fall significantly. Our results of operations in any quarter can fluctuate for many reasons, including:

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

        Additionally, from time to time, we may derive a significant amount of revenue from government agencies in the United States. Because we may derive a significant percentage of our revenue from contracts with the federal government, changes in federal government budgetary priorities could directly affect our financial performance. This could result in the cancellation of contracts and/or the incurrence of substantial costs without reimbursement under our contracts with the U.S. Government, which could have a negative effect on our business, financial condition, results of operations and cash flows.

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

The market price of our common stock may be volatile

        The market price of our common stock has fluctuated widely and may continue to do so. For example, from December 30, 2012, to December 28, 2013, the trading price of our common stock ranged from a high of $23.10 per share to a low of $15.64 per share. Many factors could cause the market price of our common stock to rise and fall. Some of these factors are:

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

Our stock repurchase program could affect the market price of our common stock and increase its volatility.

        On February 13, 2014, we announced that our Board of Directors authorized the repurchase of up to $15 million of our outstanding common stock, in addition to the $1.4 million remaining under our existing stock repurchase program. Under these stock repurchase programs, we are authorized to repurchase, from time-to-time, shares of our outstanding common stock on the open market or in privately negotiated transactions. The timing and amount of stock repurchases will be determined based upon our evaluation of market conditions and other factors. The stock repurchase program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our common stock under the program. Repurchases pursuant to our stock repurchase program could affect the market price of our common stock and increase its volatility. Any termination of our stock repurchase programs could cause a decrease in the market price of our common stock price, and the existence of a stock repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity of our common stock. There can be no assurance that any stock repurchases under these programs will enhance stockholder value because the market price of our common stock may decline below the levels at which those repurchases were made. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term fluctuations in the market price of our common stock could reduce the program's effectiveness.

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

        We had no impairment losses related to goodwill during fiscal 2013 as there were no events or circumstances that would more likely than not reduce our fair value below our carrying amount.

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

        In the future, if our market capitalization plus an estimated control premium is below our net book value for a period we consider to be other-than-temporary, we may be required to record an impairment of goodwill either as a result of our annual assessment performed in the fourth quarter of each year or in a future quarter if events or circumstances exist that would more likely than not reduce the fair value of the reporting unit below its carrying amount. A goodwill impairment charge would have the effect of decreasing our earnings in such period. If we are required to take a substantial impairment charge, our operating results would be materially adversely affected in such period, though such a charge would have no impact on cash flows or working capital.

Fluctuations in the types of service contracts we enter into may adversely impact revenue and results of operations

        We derive a portion of our revenues from fixed-price contracts. We derived approximately 13%, 15%, and 22% of revenues from fixed-price engagements in fiscal 2013, fiscal 2012, and fiscal 2011, respectively. These contracts are more common in our management consulting area, and would likely grow in number with expansion of that area. Fluctuations in the mix between time-and-material contracts, fixed-price contracts and arrangements with fees tied to performance-based criteria may result in fluctuations of revenue and results of operations. In addition, if we fail to estimate accurately the resources required for a fixed-price project or fail to satisfy our contractual obligations in a manner consistent with the project budget, we might generate a smaller profit or incur a loss on the project. On occasion, we have had to commit unanticipated additional resources to complete projects, and we may have to take similar action in the future, which could adversely affect our revenues and results of operations.

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

Item 1B—Unresolved Staff Comments

        Not applicable.

Item 2—Properties

        In the aggregate, as of December 28, 2013, we leased approximately 310,218 square feet of office space in locations around the world. Additionally, NeuCo leases approximately 8,965 square feet of office space. We have subleased to other companies approximately 65,059 square feet of our leased office space.

        All of our offices are electronically linked and have access to our core consulting tools. We believe our existing facilities are adequate to meet our current requirements and that suitable space will be available as needed.

        On February 24, 2014, we entered into a new lease with BP Hancock LLC, as landlord, for the 9th and 10th floors (a total of 57,602 square feet) of the same office building at 200 Clarendon Street, Boston, Massachusetts in which our Boston offices are currently located. The lease's base term will expire ten years from the date that we begin paying fixed rent under the lease and, subject to certain conditions, will be extendible by us for two five-year periods. The annual fixed rent for this office space (which does not include customary operating costs and expenses) will be $42 per square foot, or approximately $2.4 million, for the first year of the lease's base term and will increase at the rate of $1.00 per square foot during the remainder of the lease's base term. The lease gives us a right of first refusal to rent certain additional office space in the office building if it becomes available. The performance of our obligations under the lease is secured by a $1 million letter of credit.

        Concurrently with our entering into this new lease, we also entered into an amendment of our existing lease with BP Hancock LLC, as landlord, for the office space we currently rent in the office building described above, which currently expires on March 31, 2015. Except with respect to 25,099 square feet of office space covered by this lease, the amendment either extends the term of this lease to, or if prior to March 31, 2015 terminates this lease on, the day prior to the date that the we begin paying fixed rent under the new lease described above. If the term of the existing lease is extended, the amendment provides that the base rent payable under this lease during the extension period will be $2.4 million per year.

        We currently expect that the term of the new lease will commence, and the relocation of our Boston offices to the 9th and 10th floors of the office building at 200 Clarendon Street, Boston, Massachusetts will occur, sometime in the second quarter of fiscal 2015.

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

Fiscal Year Ended December 28, 2013	High	Low
December 30, 2012 to March 30, 2013	$22.76	$17.09
March 31, 2013 to June 29, 2013	$23.10	$17.11
June 30, 2013 to September 28, 2013	$21.88	$15.64
September 29, 2013 to December 28, 2013	$21.40	$17.11
Fiscal Year Ended December 29, 2012	High	Low
January 1, 2012 to March 31, 2012	$27.93	$19.42
April 1, 2012 to June 30, 2012	$25.48	$13.83
July 1, 2012 to September 29, 2012	$18.08	$13.41
September 30, 2012 to December 29, 2012	$19.31	$15.73

        Shareholders.    We had approximately 115 holders of record of our common stock as of March 6, 2014. This number does not include shareholders for whom shares were held in a "nominee" or "street" name.

        Dividends.    We have not paid any cash dividends in the past and we do not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of our bank line of credit place restrictions on our ability to pay cash dividends on our common stock.

        Repurchases of Equity Securities.    The following table provides information about our repurchases of shares of our common stock during the quarter ended December 28, 2013. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the quarter into three periods of four weeks, four weeks and five weeks to coincide with our reporting periods during the fourth quarter of fiscal 2013.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
September 29, 2013 to October 26, 2013	—		—		—	$3,008,367
October 27, 2013 to November 23, 2013	93,479 shares	(1)(2)	$18.33 per share	(1)(2)	66,174	$1,797,910
November 24, 2013 to December 28, 2013	19,019 shares	(2)	$18.51 per share	(2)	19,019	$1,445,953

(1)
During the four weeks ended November 23, 2013, we accepted pursuant to the terms of our 2006 equity incentive plan 27,305 shares of our common stock as tax withholding from certain of our employees, in connection with the vesting of shares of restricted stock that occurred during the indicated period, at an average price per share of $18.43.

(2)
On August 30, 2011, we announced that our Board of Directors approved a share repurchase program of up to $7.5 million of our common stock. On February 22, 2012 and August 10, 2012, our Board of Directors authorized the repurchase of up to an additional $4.45 million and $5.0 million, respectively, of our common stock under these programs. During the four weeks ended November 23, 2013 and the five weeks ended December 28, 2013, we repurchased and retired 66,174 shares and 19,019 shares, respectively, under this program at an average price per share of $18.29 and $18.51, respectively. Approximately $1.4 million was available for future repurchases under these programs as of December 28, 2013. On February 13, 2014, we announced that our Board of Directors approved a share repurchase program of up to an additional $15.0 million of our common stock. We expect to continue to repurchase shares under these programs.

        Shareholder Return Performance Graph.    The graph below compares the cumulative 5-year total return of holders of our common stock with the cumulative total returns of the NASDAQ Composite index, and a customized peer group of three companies that includes: FTI Consulting Inc, Huron Consulting Group Inc., and Navigant Consulting Inc. LECG Corporation has been removed from the peer group as a result of its delisting during our fiscal 2011. Duff & Phelps Corp. has been removed from the peer group as a result of its delisting during our fiscal 2013. Accordingly, LECG Corporation and Duff & Phelps Corp. are not included in the peer index for all periods presented in the graph below. The graph tracks the performance of a $100 investment in our common stock, in the peer group, and in the index (with the reinvestment of all dividends) from November 29, 2008 to December 28, 2013. We paid no cash dividends during the period shown. The performance of the market index and the peer group indices is shown on a total return (dividends reinvested) basis.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among CRA International, Inc., the NASDAQ Composite Index, and a Peer Group

*
$100 invested on 11/29/08 in stock or 11/30/08 in index, including reinvestment of dividends. Index calculated on month-end basis.

	11/29/08	11/28/09	11/27/10	1/1/11	12/31/11	12/29/12	12/28/13
CRA International, Inc.	$100.00	$83.65	$73.99	$81.10	$68.44	$64.85	$71.44
NASDAQ Composite	100.00	141.62	166.07	175.70	176.44	205.99	291.88
Peer Group	100.00	72.59	57.06	60.50	74.00	60.72	95.55

        The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6—Selected Financial Data

        The following selected consolidated financial data for each of the fiscal years in the five-year period ended December 28, 2013, and as of the five weeks ended January 1, 2011, has been derived from our audited consolidated financial statements. The following selected consolidated financial data as of the five weeks ended January 2, 2010 has been derived from our unaudited consolidated financial statements.

	Fiscal Year Ended					Transition Period January 1, 2011 (5 weeks)
	December 28, 2013 (52 weeks)	December 29, 2012 (52 weeks)	December 31, 2011 (52 weeks)	November 27, 2010 (52 weeks)	November 28, 2009 (52 weeks)		January 2, 2010 (5 weeks)
	(audited)	(audited)	(audited)	(audited)	(audited)	(audited)	(unaudited)
Consolidated Statements of Operations Data(1):
Revenues	$278,432	$270,390	$305,228	$287,424	$301,639	$22,250	$20,360
Costs of services	189,262	182,381	199,383	197,140	199,861	16,400	15,009

Gross profit	89,170	88,009	105,845	90,284	101,778	5,850	5,351
Selling, general and administrative expenses	64,242	67,235	71,752	73,900	76,124	6,144	6,390
Depreciation and amortization	6,411	7,190	5,029	5,983	8,521	506	451
Goodwill impairment	—	71,394	—	—	—	—	—

Income (loss) from operations	18,517	(57,810)	29,064	10,401	17,133	(800)	(1,490)
Interest income	155	264	332	361	451	29	30
Interest expense	(574)	(300)	(908)	(3,356)	(4,381)	(147)	(396)
Loss on extinguishment of convertible debentures	—	—	—	(669)	(134)	—	—
Other income (expense), net	(180)	(177)	(405)	(504)	44	(28)	60

Income (loss) before (provision) benefit for income taxes and equity method investment loss, net of tax	17,918	(58,023)	28,083	6,233	13,113	(946)	(1,796)
(Provision) benefit for income taxes	(6,683)	5,180	(11,138)	(4,273)	(7,422)	288	1,232

Net income (loss)	11,235	(52,843)	16,945	1,960	5,691	(658)	(564)
Net (income) loss attributable to noncontrolling interest, net of tax	135	(147)	(94)	626	617	32	206

Net income (loss) attributable to CRA International, Inc.:	$11,370	$(52,990)	$16,851	$2,586	$6,308	$(626)	$(358)

Net income (loss) per share attributable to CRA International, Inc.(2):
Basic	$1.13	$(5.21)	$1.60	$0.24	$0.59	$(0.06)	$(0.03)

Diluted	$1.12	$(5.21)	$1.57	$0.24	$0.59	$(0.06)	$(0.03)

Weighted average number of shares outstanding(2):
Basic	10,084	10,167	10,555	10,643	10,608	10,567	10,639

Diluted	10,173	10,167	10,739	10,773	10,718	10,567	10,639

	December 28, 2013	December 29, 2012	December 31, 2011	November 27, 2010	November 28, 2009	January 1, 2011	January 2, 2010
	(audited)	(audited)	(audited)	(audited)	(audited)	(audited)	(unaudited)
Consolidated Balance Sheet Data(1):
Working capital	$75,003	$102,467	$107,651	$99,353	$147,195	$100,533	$144,972
Total assets	320,304	292,010	372,107	373,699	422,111	367,365	408,363
Total long-term debt	1,007	1,007	1,631	2,211	62,694	2,069	62,821
Total shareholders' equity	224,637	212,234	268,407	256,420	255,715	255,424	254,257

(1)
On June 9, 2009, we purchased substantially all of the assets of Marakon Associates, Inc.

  On January 31, 2013, we announced that an approximate 40-person litigation consulting team had joined us, effective February 1, 2013. Under the terms of the transaction, we acquired certain intangible assets, accounts receivable, and certain client projects currently underway.

  These acquisitions were accounted for under the purchase accounting method, and the results of operations for these acquisitions have been included in the accompanying statements of operations from the date of acquisition.

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

        We derive revenues principally from professional services rendered by our employee consultants. In most instances, we charge clients on a time-and-materials basis and recognize revenues in the period when we provide our services. We charge consultants' time at hourly rates, which vary from consultant to consultant depending on a consultant's position, experience, expertise, and other factors. We derive a portion of our revenues from fixed-price contracts. Revenues from fixed-price engagements are recognized using a proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. We derived approximately 13%, 15%, and 22% of our revenues from fixed-price engagements in fiscal 2013, fiscal 2012, and fiscal 2011, respectively. We generate substantially all of our professional services fees from the work of our own employee consultants and a portion from the work of our non-employee experts. Factors that affect our professional services revenues include the number and scope of client engagements, the number of consultants we employ, the consultants' billing rates, and the number of hours our consultants work. Revenues also include reimbursements, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses.

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

Utilization and Seasonality

        We derive the majority of our revenues from the number of hours worked by our employee consultants. Our utilization of those employee consultants is one key indicator that we use to measure our operating performance. We calculate utilization by dividing the total hours worked by our employee consultants on engagements during the measurement period by the total number of hours that our employee consultants were available to work during that period. Utilization was 73%, 68%, and 74% for fiscal 2013, fiscal 2012, and fiscal 2011, respectively. Select underperforming practice areas, including our Chemicals practice and Middle East operations, affected our overall performance in fiscal 2012. In connection with the restructuring plan we committed to in the third quarter of fiscal 2012, we eliminated our Chemicals practice, closed our Middle East operations and repositioned other select underperforming practice areas, amongst other actions. The decrease in utilization in fiscal 2012 compared to fiscal 2011 reflects this underperformance and these restructuring actions.

        We experience certain seasonal effects that impact our revenue. Concurrent vacations or holidays taken by a large number of consultants can adversely impact our revenue. For example, the third quarter typically experiences fewer billable hours, as that is the summer vacation season for most of our offices. Also, historically we have experienced fewer billable hours in our fiscal quarter that includes the holiday season, which was the fourth quarter in each of fiscal 2013, fiscal 2012 and fiscal 2011.

International Operations

        Revenues outside of the U.S. accounted for approximately 22%, 23%, and 26% of our total revenues in fiscal 2013, fiscal 2012, and fiscal 2011, respectively. Revenue by country is detailed in Note 13 to our Notes to Consolidated Financial Statements.

Noncontrolling Interest

        Our ownership interest in NeuCo is 55.89% and constitutes control under GAAP; therefore, NeuCo's financial results have been consolidated with ours and the portion of NeuCo's results allocable to its other owners is shown as "noncontrolling interest."

        NeuCo's revenues included in our consolidated statements of operations for fiscal 2013, fiscal 2012, and fiscal 2011 totaled approximately $5.1 million, $5.5 million, and $6.2 million, respectively. NeuCo's net loss included in our consolidated statements of operations for fiscal 2013 was approximately $0.3 million. NeuCo's net income included in our consolidated statements of operations for fiscal 2012 and fiscal 2011 was approximately $0.3 million and $0.2 million, respectively. NeuCo's net loss, net of amounts allocable to its other owners, included in our consolidated statements of operations for fiscal 2013 was approximately $0.2 million. NeuCo's net income, net of amounts allocable to its other owners, included in our consolidated statements of operations for fiscal 2012 and fiscal 2011 was approximately $0.2 million and $0.1 million, respectively.

Critical Accounting Policies

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosure of contingent assets and liabilities. Estimates in these consolidated financial statements include, but are not limited to, accounts and unbilled receivable allowances, revenue recognition on fixed price contracts, depreciation of property and equipment, share-based compensation, valuation of acquired intangible assets, impairment of long-lived assets and goodwill, accrued and deferred income taxes, valuation allowances on deferred tax assets, accrued compensation, accrued exit costs, and other accrued expenses. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if our assumptions based on past experience or our other assumptions do not turn out to be substantially accurate.

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

        Our revenues include projects secured by our non-employee experts as well as projects secured by our employees. We recognize all project revenue on a gross basis based on the consideration of the criteria set forth in Accounting Standards Codification ("ASC") Topic 605-45, Principal Agent Considerations.

        Most of our revenue is derived from time-and-materials service contracts. Revenues from time-and-materials service contracts are recognized as the services are provided based upon hours worked and contractually agreed-upon hourly rates, as well as indirect fees based upon hours worked.

        Revenues from a majority of our fixed-price engagements are recognized on a proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. We derived approximately 13%, 15%, and 22% of revenues from fixed-price engagements in fiscal 2013, fiscal 2012, and fiscal 2011, respectively. In general, project costs are classified in costs of services and are based on the direct salary of the consultants on the engagement plus all direct expenses incurred to complete the engagement, including any amounts billed to us by our non-employee experts. The proportional performance method is used since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and terms set forth in the contract, and are indicative of the level of benefit provided to our clients. Fixed-price contracts generally convert to time-and-materials contracts in the event the contract terminates. Our management maintains contact with project managers to discuss the status of the projects and, for fixed-price engagements, management is updated on the budgeted costs and resources required to complete the project. These budgets are then used to calculate revenue recognition and to estimate the anticipated income or loss on the project. In the past, we have occasionally been required to commit unanticipated additional resources to complete projects, which has resulted in lower than anticipated income or losses on those contracts. We may experience similar situations in the future. Provisions for estimated losses on contracts are made during the period in which such losses become probable and can be reasonably estimated. To date, such losses have not been significant.

        Revenues also include reimbursements, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. Reimbursable expenses are as follows (in thousands):

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	December 28, 2013 (52 weeks)	December 29, 2012 (52 weeks)	December 31, 2011 (52 weeks)
Reimbursable expenses	$37,320	$33,530	$39,722

        Our normal payment terms are 30 days from invoice date. For fiscal 2013, fiscal 2012, and fiscal 2011 our average days sales outstanding (DSOs) at the end of the period were 94 days, 98 days, and 96 days, respectively. We calculate DSOs by dividing the sum of our accounts receivable and unbilled services balance, net of deferred revenue, at the end of the period by average daily revenues. Average daily revenues are calculated by dividing period revenues by the number of days in the period. Our project managers and finance personnel monitor payments from our clients and assess any collection issues. We maintain accounts receivable allowances for estimated losses resulting from disputed amounts or the inability of our clients to make required payments. We base our estimates on our historical collection experience, current trends, and credit policy. In determining these estimates, we examine historical write-offs of our receivables and review client accounts to identify any specific customer collection issues. If the financial condition of our customers were to deteriorate or disputes were to arise regarding the services provided, resulting in an impairment of their ability or intent to make payment, additional allowances may be required. A failure to estimate accurately the accounts receivable allowances and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition, and results of operations. As of December 28, 2013 and December 29, 2012, $7.2 million, and $9.5 million were provided for accounts receivable allowances, respectively.

        Share-Based Compensation Expense.    Share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. We use the Black-Scholes option-pricing model to estimate the fair value of stock options.

Option valuation models require the input of assumptions, including the expected life of the share-based awards, the expected stock price volatility, the risk-free interest rate, and the expected dividend yield. The expected volatility and expected life are based on our historical experience. The risk-free interest rate is based on U.S. Treasury interest rates whose term is consistent with the expected life of the share-based award. Expected dividend yield was not considered in the option pricing formula because we do not pay dividends and have no current plans to do so in the future. We will update these assumptions if changes are warranted. The forfeiture rate is based upon historical experience. We adjust the estimated forfeiture rate based upon our actual experience. In addition, we have performance-based awards that are valued at the fair value of shares as of the grant date and expense is recognized based on the number of shares expected to vest under the terms of the award under which they are granted. The fair value determination requires significant assumptions, including estimating future revenues and profits.

        Valuation of Goodwill and Other Intangible Assets.    We account for our acquisitions under the purchase method of accounting. Goodwill represents the purchase price of acquired businesses in excess of the fair market value of net assets acquired. Intangible assets typically consist of non-competition agreements, customer relationships, customer lists, developed technology, and trademarks, which are generally amortized on a straight-line basis over their estimated remaining useful lives (four to ten years).

        In accordance with ASC Topic 350, "Intangibles—Goodwill and Other" ("ASC Topic 350"), goodwill and intangible assets with indefinite lives are not subject to amortization, but are monitored annually on October 15th for impairment, or more frequently, as necessary, if events or circumstances exist that would more likely than not reduce the fair value of the reporting unit below its carrying amount. For our goodwill impairment analysis, we operate under one reporting unit.

        Under ASC Topic 350, in performing the first step of the goodwill impairment testing and measurement process, we compare our entity-wide estimated fair value to net book value to identify potential impairment. We estimate the entity-wide fair value utilizing our market capitalization, plus an appropriate control premium. Market capitalization is determined by multiplying the shares outstanding on the test date by the market price of our common stock on that date. We have utilized a control premium which considers appropriate industry, market and other pertinent factors, including indications of such premiums from data on recent acquisition transactions. If our estimated fair value is less than our net book value, the second step is performed to determine if goodwill is impaired. If we determine through the impairment evaluation process that goodwill has been impaired, we would record the impairment charge in our consolidated statement of operations.

        We had no impairment losses related to goodwill during fiscal 2013 as there were no events or circumstances that would more likely than not reduce our fair value below our carrying amount and our estimated fair value was greater than our carrying value on October 15, 2013.

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

        In the future, if our market capitalization plus an estimated control premium is below our net book value for a period we consider to be other-than-temporary, we may be required to record an impairment of goodwill either as a result of our annual assessment performed in the fourth quarter of each fiscal year or in a future quarter if events or circumstances exist that would more likely than not reduce the fair value of the reporting unit below its carrying amount. A goodwill impairment charge would have the effect of decreasing our earnings in such period. If we are required to take a substantial impairment charge, our operating results would be materially adversely affected in such period, though such a charge would have no impact on cash flows or working capital.

        As of December 28, 2013, we had goodwill of approximately $81.6 million. The goodwill amount for acquisitions is initially recorded based upon a preliminary estimated purchase price allocation and is subject to change. Any preliminary purchase price allocation is based upon our estimate of fair value, and is finalized as we receive other information relevant to the acquisition.

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

        If we were to determine that an impairment evaluation is required, we would review the expected future undiscounted cash flows to be generated by the assets. If we determine that the carrying value of intangible assets may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. The net amount of intangible assets was approximately $4.5 million as of December 28, 2013.

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

        Our financial statements contain certain deferred tax assets and liabilities that result from temporary differences between book and tax accounting, as well as net operating loss carryforwards. ASC Topic 740, "Income Taxes," ("ASC Topic 740") requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The decision to record a valuation allowance requires varying degrees of judgment based upon the nature of the item giving rise to the deferred tax asset. As a result of operating losses incurred in certain of our foreign subsidiaries, and uncertainty as to the extent and timing of profitability in future periods, we recorded initial valuation allowances in fiscal 2013 and fiscal 2012 in these foreign subsidiaries based on the facts and circumstances affecting each subsidiary. Had we not recorded these allowances of approximately $0.4 million and $2.3 million, in fiscal 2013 and fiscal 2012, respectively, we would have reported a lower tax provision or a higher tax benefit, and a more favorable effective tax rate, than that recognized in our statements of operations in fiscal 2013 and fiscal 2012. If the realization of deferred tax assets is considered more likely than not, the corresponding release of the valuation allowance would increase net income in the period such determination was made. The amount of the deferred tax asset considered realizable is based on significant estimates, including forecasts of future income, and it is possible that changes in these estimates in the near term could materially affect our financial condition and results of operations.

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

        The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several different tax jurisdictions. We are periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. The Company accounts for uncertainties in income tax positions in accordance with ASC Topic 740. The number of years with open tax audits varies depending on the tax jurisdiction. Our major taxing jurisdiction is the United States. We are no longer subject to U.S. federal examinations by the Internal Revenue Service for years before fiscal 2012. Our United Kingdom subsidiary's corporate tax returns are no longer subject to examination by Her Majesty's Revenue and Customs for fiscal years before fiscal 2011. We believe our reserves for uncertain tax positions are adequate.

Recent Accounting Standards

Presentation of Unrecognized Tax Benefits

        In July 2013, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"), to clarify the presentation of current and deferred income taxes on the balance sheet. Under ASU 2013-11, companies generally must present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, for an NOL carryforward, similar tax loss, or tax credit carryforward using the "net presentation" approach as a reduction of a deferred tax asset, with some allowed exceptions. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted and entities may choose to apply the amendments retrospectively to each prior reporting period presented. We believe the adoption of ASU 2013-11 will have no impact on our financial position, results of operations, cash flows, or disclosures.

Comprehensive Income

        In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 requires an entity disclose in a single location (either on the face of the financial statement that reports net income or in the notes) the effects of reclassifications out of accumulated other comprehensive income. For items reclassified out of accumulated other comprehensive income and into net income in their entirety, entities must disclose the effect of the reclassification on each affected net income item. For accumulated other comprehensive income reclassification items that are not reclassified in their entirety into net income, entities must provide a cross reference to other required U.S. GAAP disclosures. There is no change in the requirement to present the components of net income and other comprehensive income in either a single continuous statement or two separate consecutive statements. ASU 2013- 02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012 and should be applied prospectively. Our adoption of ASU 2013-02 in the first quarter of fiscal 2013 had no impact on our financial position, results of operations, cash flows, or disclosures.

Cumulative Translation Adjustment

        In March 2013, the FASB issued ASU No. 2013-05, Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity ("ASU 2013-05"). ASU 2013-05 addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. ASU 2013-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and should be applied prospectively. Early adoption is permitted. We believe the adoption of ASU 2013-05 will have no impact on our financial position, results of operations, cash flows, or disclosures.

Intangibles

        In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2012-02") to simplify the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. Under former guidance, an organization was required to test an indefinite-lived intangible asset for impairment on at least an annual basis by comparing the fair value of the asset with its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeded its fair value, an impairment loss was recognized in an amount equal to the difference. ASU 2012-02 allows an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is "more likely than not" that the asset is impaired. ASU 2012-02 was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Our adoption of ASU 2012-02 in fiscal 2013 had no impact on our financial position, results of operations, cash flows, or disclosures.

Results of Operations

        The following table provides operating information as a percentage of revenues for the periods indicated:

	Fiscal Year Ended
	December 28, 2013 (52 weeks)	December 29, 2012 (52 weeks)	December 31, 2011 (52 weeks)
	(audited)	(audited)	(audited)
Revenues	100.0%	100.0%	100.0%
Costs of services	68.0	67.5	65.3

Gross profit	32.0	32.5	34.7
Selling, general and administrative expenses	23.1	24.9	23.5
Depreciation and amortization	2.3	2.7	1.6
Goodwill impairment	—	26.4	—

Income (loss) from operations	6.7	(21.4)	9.5
Interest income	0.1	0.1	0.1
Interest expense	(0.2)	(0.1)	(0.3)
Other expense, net	(0.1)	(0.1)	(0.1)

Income (loss) before (provision) benefit for income taxes	6.4	(21.5)	9.2
(Provision) benefit for income taxes	(2.4)	1.9	(3.6)

Net income (loss)	4.0	(19.5)	5.6
Net (income) loss attributable to noncontrolling interest, net of tax	0.0	(0.1)	—

Net income (loss) attributable to CRA International, Inc.	4.1%	(19.6)%	5.5%

Fiscal 2013 Compared to Fiscal 2012

        Revenues.    Revenues increased by $8.0 million, or 3.0%, to $278.4 million for fiscal 2013 from $270.4 million for fiscal 2012 primarily due to increased revenue in our litigation, regulatory, and financial consulting business in the second half of fiscal 2013, reflecting organic growth and increasing contributions from the new senior-level hires we welcomed to CRA during the latter part of fiscal 2012 and the first quarter of fiscal 2013. The increase in revenue was partially offset by a decrease of revenue in our management consulting business in fiscal 2013 as compared to fiscal 2012. Although our management consulting business started fiscal 2013 slowly, it experienced improvements in project backlog toward the end of the second quarter of fiscal 2013 that continued into the second half of fiscal 2013. Our utilization increased to 73% for fiscal 2013 from 68% for the fiscal 2012. In addition, revenues were impacted by an increase in client reimbursable expenses, which are pass-through expenses that carry little to no margin, partially offset by a decrease in revenues of $0.4 million for NeuCo in fiscal 2013 as compared to fiscal 2012.

        Overall, revenues outside of the U.S. represented approximately 22% of total revenues for fiscal 2013, compared with approximately 23% of total revenues for fiscal 2012. Revenues derived from fixed- price engagements decreased to 13% of total revenues for fiscal 2013 compared with 15% for fiscal 2012. This decrease was due primarily to the previously mentioned decrease in our management consulting business, as the management consulting business typically has a higher concentration of fixed-price service contracts.

        Costs of Services.    Costs of services increased by $6.9 million, or 3.8%, to $189.3 million for fiscal 2013 from $182.4 million for fiscal 2012. The increase in costs of services was due primarily to an increase in compensation expense, principally as a result of an increase in forgivable loan amortization of $7.1 million. As is common in our industry, we have issued forgivable loans to attract and retain certain significant revenue-producing employees and non-employee experts. We issued $38.8 million and $20.7 million of forgivable loans in fiscal 2013 and fiscal 2012, respectively. Costs of services also had an increase of $3.8 million in client reimbursable expenses for fiscal 2013 as compared to fiscal 2012. The increases were offset by a decrease in cost of sales due to there being no restructuring expenses recorded in fiscal 2013 as compared to $3.8 million of expenses recorded in fiscal 2012 associated with the restructuring actions we announced in the third quarter of fiscal 2012.

        As a percentage of revenues, costs of services increased to 68.0% for fiscal 2013 from 67.5% for fiscal 2012 due primarily to the increase in forgivable loan amortization and client reimbursable expenses as a percentage of revenues, partially offset by the decrease in in costs of services due to the $3.8 million of restructuring charges recorded during fiscal 2012 as compared with no restructuring charges in fiscal 2013.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased by $3.0 million, or 4.5%, to $64.2 million for fiscal 2013 from $67.2 million for fiscal 2012. Selling, general and administrative expenses in fiscal 2012 included $1.5 million of restructuring charges associated principally with the restructuring actions we announced in the third quarter of fiscal 2012, the reduction of leased office space in our London, England office and adjustments to our leased office space in Houston, TX and Chicago, IL. There were no restructuring charges recorded in selling, general and administrative expenses in fiscal 2013. Additionally contributing to this decrease were decreased rent and office operating expenses resulting from our reduction of leased office space in London, England and Boston, Massachusetts during fiscal 2012. Furthermore, decreases in outside consultant charges, travel expense, and professional fees for fiscal 2013 as compared to fiscal 2012 resulted from the restructuring actions we announced in the third quarter of fiscal 2012. Partially offsetting these decreases was an increase in commissions to non-employee experts of $2.3 million in fiscal 2013 as compared to fiscal 2012.

        As a percentage of revenues, selling, general and administrative expenses decreased to 23.1% for fiscal 2013 from 24.9% for fiscal 2012, which was primarily due to restructuring charges recorded in fiscal 2012 and the decreased rent and office operating expenses, outside consultant charges, travel expenses, and professional fees in fiscal 2013 as compared with fiscal 2012, partially offset by the increase in commissions to non-employee experts from 2.3% of revenues for fiscal 2012 to 3.1% of revenues for fiscal 2013.

        Depreciation and Amortization.    Depreciation and amortization decreased by $0.8 million, or 10.8%, to $6.4 million for fiscal 2013 from $7.2 million for fiscal 2012. Of this decrease, approximately $1.1 million was related to the write-off of unamortized leaseholds and other costs associated with restructuring costs recorded in fiscal 2012 for the reduction of leased office space in our London, England office, as compared to there being no restructuring expenses recorded in fiscal 2013. The decrease was partially offset by the amortization of intangibles arising from the acquisition of a 40-person litigation consulting team that joined us effective February 1, 2013.

        Goodwill Impairment.    In accordance with ASC Topic 350, "Intangibles—Goodwill and Other", goodwill and intangible assets with indefinite lives are not subject to amortization, but are monitored annually for impairment, or more frequently, as necessary, if events or circumstances exist that would more likely than not reduce the fair value of the reporting unit below its carrying amount. When we performed our annual impairment test in the fourth quarter of fiscal 2012, our net book value exceeded our market capitalization plus an estimated control premium. Therefore, we were required to perform the second step of the goodwill impairment test, which resulted in a goodwill impairment charge of $71.4 million. We recorded this non-cash goodwill impairment charge in the fourth quarter of fiscal 2012. We did not record any impairment charges in fiscal 2013.

        Interest Expense.    Interest expense increased by $0.3 million to $0.6 million for fiscal 2013 from $0.3 million for fiscal 2012. The increase was primarily due to interest expense related to the credit agreement we entered into on April 24, 2013 that provides us with a $125.0 million revolving credit facility. Upon entering into the credit agreement, we borrowed $15.0 million under the revolving credit facility, which we used, together with cash on hand, to repay in full all indebtedness outstanding under the previous credit agreement, whereupon such agreement was terminated. During the second quarter of fiscal 2013, we borrowed an additional $2.3 million under the multi-currency portion of the credit agreement. We repaid $12.2 million during the second quarter of fiscal 2013 and the remaining $5.1 million during the third quarter of fiscal 2013.

        Provision (Benefit) for Income Taxes.    For fiscal 2013, our income tax provision was $6.7 million and the effective tax rate was 37.3% compared to an income tax benefit of $5.2 million and an effective tax rate of 8.9% for fiscal 2012. The effective tax rate for fiscal 2013 was lower than our combined federal and state statutory tax rate primarily due to the favorable settlement of a tax matter in the first quarter of fiscal 2013, partially offset by a discrete tax adjustment recorded in the second quarter of fiscal 2013 and the effect of losses in foreign jurisdictions that provided no tax benefit. The effective tax rate for fiscal 2012 was lower than the statutory rate primarily due to the $71.4 million goodwill impairment charge we recorded in the fourth quarter of fiscal 2012, a portion of which provided a tax benefit, partially offset by losses in foreign locations that provided no tax benefit and lower pre-tax income.

        Net (Income) Loss Attributable to Noncontrolling Interest, Net of Tax.    Our ownership interest in NeuCo was 55.89% at the end of fiscal 2013 and fiscal 2012 and constitutes control under U.S. GAAP. As a result, NeuCo's financial results are consolidated with ours and allocations of the noncontrolling interest's share of NeuCo's net income result in deductions to our net income, while allocations of the noncontrolling interest's share of NeuCo's net loss result in additions to our net income. NeuCo's results of operations allocable to its other owners was a net loss of $135,000 for fiscal 2013 and net income of $147,000 for fiscal 2012.

        Net Income Attributable to CRA International, Inc.    Net income attributable to CRA International, Inc. increased by $64.4 million to net income of $11.4 million for fiscal 2013 from a net loss of $53.0 million for fiscal 2012. The diluted net income per share was $1.12 per share for fiscal 2013, compared to net loss per share of $5.21 for fiscal 2012. Diluted weighted average shares outstanding increased by approximately 6,000 shares to approximately 10,173,000 shares for fiscal 2013 from approximately 10,167,000 shares for fiscal 2012. The increase in weighted average shares outstanding was primarily due to an increase as a result of shares of restricted stock that have vested or that have been issued, and stock options that have been exercised since December 29, 2012, partially offset by repurchases of common stock.

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

        General.    In fiscal 2013, cash and cash equivalents decreased by $4.2 million. We completed the period with cash and cash equivalents of $51.3 million and working capital (defined as current assets less current liabilities) of $75.0 million. Of the total cash and cash equivalents of $51.3 million at December 28, 2013, $41.8 million was in the U.S. We have sufficient sources of cash in the U.S. to fund U.S. cash requirements without the need to repatriate any funds.

        As of December 28, 2013, a substantial portion of our cash accounts was concentrated at a single financial institution, which potentially exposes us to credit risks. The financial institution has a short-term credit rating of A-2 by Standard & Poor's ratings services. We have not experienced any losses related to such accounts and we do not believe that there is significant risk of non-performance by the financial institution. Our cash on deposit at this financial institution is fully liquid, and we continually monitor the credit ratings of this institution. A change in the credit worthiness of this financial institution could materially affect our liquidity and working capital.

        Sources and Uses of Cash.    During fiscal 2013, net cash provided by operations was $18.4 million. The primary factor in cash provided by operations was the increase in "accounts payable, accrued expenses, and other liabilities" of $11.1 million, which includes approximately $40.0 million for accrued fiscal 2013 performance bonuses, partially offset by the payment of approximately $28 million for the majority of our fiscal 2012 performance bonuses during fiscal 2013. We anticipate that a majority of the accrued performance bonuses for fiscal 2013 will be paid during the the first quarter of fiscal 2014. Other sources of cash included a $7.7 million net favorable movement in "accounts receivable" and "accounts receivable allowances" due primarily to significant cash collections on accounts receivable balances during the fourth quarter of fiscal 2013, offset partially by a decrease in "unbilled services" of $3.0 million. These sources of cash were offset by a decrease in "prepaid expenses and other current assets, and other assets" of $20.2 million during fiscal 2013 due primarily to our payment of approximately $38.8 million in forgivable loans and advances to employees and non-employee experts and other decreases of $4.8 million, offset partially by $14.2 million of forgivable loan amortization in fiscal 2013 and movements of approximately $9.3 million in income taxes receivable and deferred tax assets. Cash provided by operations also included net income of $11.2 million, non-cash charges for depreciation and amortization expense of $6.5 million, deferred income tax provision of $3.9 million, and share-based compensation expense of $3.0 million, partially offset by decreased deferred rent of $1.9 million.

        During fiscal 2013, net cash used in investing activities was $18.4 million, which included $15.6 million of net acquisition consideration payments and $2.8 million for capital expenditures.

        Net cash used in financing activities during fiscal 2013 was $4.5 million. On April 24, 2013, we entered into a credit agreement and borrowed $15.0 million under the revolving credit facility, which we used, together with cash on hand, to repay in full all indebtedness outstanding under the previous credit agreement, whereupon such agreement was terminated. During fiscal 2013, we borrowed an additional $2.3 million under the multi-currency portion of the credit agreement. No borrowings were outstanding at the end of fiscal 2013, as we repaid the entire balance during fiscal 2013. We paid debt issuance costs of approximately $1.1 million in connection with entering into the credit agreement. Additionally, NeuCo paid in full a note payable of $0.7 million during the third quarter of fiscal 2013. Additional cash used in financing activities included the repurchase of stock of $2.2 million and the redemption of $0.7 million in vested employee restricted shares for tax withholdings, partially offset by $0.2 million received upon the exercise of stock options.

  Indebtedness

        On April 24, 2013, we entered into a credit agreement that provides us with a $125.0 million revolving credit facility and a $15 million sublimit for the issuance of letters of credit. We may use the proceeds of the revolving credit loans to provide working capital and for other general corporate purposes. Generally, we may repay any borrowings under the revolving credit facility at any time, but must repay all borrowings no later than April 24, 2018. Upon entering into the agreement, we borrowed $15.0 million under the revolving credit facility, which we used, together with cash on hand, to repay in full all indebtedness outstanding under the previous credit agreement, whereupon such agreement was terminated. We also borrowed an additional $2.3 million during the second quarter of fiscal 2013 under the multicurrency portion of the credit agreement. There were no amounts outstanding under this revolving line of credit as of December 28, 2013, as we repaid $17.3 million during fiscal 2013.

        Additionally, letters of credit in the aggregate amount of approximately $0.4 million that had been issued under the previous credit agreement were deemed to be issued and outstanding under the new revolving credit facility. The amount available under this revolving line of credit is reduced by certain letters of credit outstanding, which amounted to $0.4 million as of December 28, 2013.

        Borrowings under the revolving credit facility bear interest at a rate per annum of either (i) the adjusted base rate, as defined in the credit agreement, plus an applicable margin, which varies between 0.50% and 1.50% depending on our total leverage ratio as determined under the credit agreement, or (ii) the adjusted eurocurrency rate, as defined in the credit agreement, plus an applicable margin, which varies between 1.50% and 2.50% depending on our total leverage ratio. We are required to pay a fee on the unused portion of the revolving credit facility at a rate per annum that varies between 0.25% and 0.375% depending on our total leverage ratio. Borrowings under the credit facility are secured by 100% of the stock of certain of our U.S. subsidiaries and 65% of the stock of certain of our foreign subsidiaries, which represent approximately $6.5 million in net assets as of December 28, 2013.

        Under the credit agreement, we must comply with various financial and non-financial covenants. Compliance with these financial covenants is tested on a fiscal quarterly basis. Any indebtedness outstanding under the credit facility may become immediately due and payable upon the occurrence of stated events of default, including our failure to pay principal, interest or fees or a violation of any financial covenant. The financial covenants require us to maintain a consolidated interest expense to adjusted consolidated EBITDA ratio of more than 2.5 to 1.0 and to comply with a consolidated debt to adjusted consolidated EBITDA ratio of not more than 3.0 to 1.0. The non-financial covenant restrictions of the senior credit agreement include, but are not limited to, our ability to incur additional indebtedness, engage in acquisitions or dispositions, and enter into business combinations.

  Forgivable Loans and Term Loans

        In order to attract and retain highly skilled professionals, we may issue forgivable loans or term loans to employees and non-employee experts. The forgivable loans have terms that are generally between three and eight years. The principal amount of forgivable loans and accrued interest is forgiven by us over the term of the loans, so long as the employee or non-employee expert continues employment or affiliation with us and complies with certain contractual requirements. The expense associated with the forgiveness of the principal amount of the loans is recorded as compensation expense over the service period, which is consistent with the term of the loans. During fiscal 2013, we issued approximately $38.8 million in forgivable loans to employees and non-employee experts for future service. As of December 28, 2013, we had obligations to issue approximately $5.0 million in forgivable loans to future employees for future service. The $5.0 million in loans were issued, and the corresponding payments were made, in the first quarter of fiscal 2014.

  Compensation Arrangements

        In connection with an acquisition completed in fiscal 2013, we agreed to pay incentive performance awards to certain non-employee experts and employees of the acquired business, if specific performance targets are met from June 2013 through May 2017. Retention of amounts paid is contingent on their continued relationships with us through May 2019. The amount of the award could fluctuate depending on future performance through May 2017. Changes in the estimated award are expensed prospectively over the remaining service period. We believe that we will have sufficient funds to satisfy any obligations related to the incentive performance awards. We expect to fund these payments, if any, from existing cash resources, cash generated from operations, or financing transactions.

  Business Acquisition

        On January 31, 2013, we announced that an approximate 40-person litigation consulting team had joined us, effective February 1, 2013. Under an agreement to hire the team, we accelerated the previously announced start dates of certain key personnel from May 2013. Under the terms of the transaction, we acquired certain intangible assets, accounts receivable, and certain client projects currently underway. The fair value of the assets acquired and the liabilities assumed as part of the acquisition will be finalized as we receive other information relevant to the acquisition and complete our analysis of other transaction-related costs. The acquisition was not material. The acquisition has been accounted for under the purchase method of accounting, and the results of operations have been included in the accompanying statements of operations from the date of acquisition.

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

  Share Repurchases

        On August 30, 2011, we announced that our Board of Directors approved a share repurchase program of up to $7.5 million of our common stock. On February 22, 2012 and August 10, 2012, our Board of Directors authorized the repurchase of up to an additional $4.45 million and $5.0 million, respectively, of our common stock under these programs. During fiscal 2013, we repurchased and retired 118,968 shares under these programs at an average price per share of $18.44. As of December 28, 2013, $1.4 million was available for future repurchases under these programs. On February 13, 2014, we announced that our Board of Directors approved a share repurchase program of up to an additional $15.0 million of our common stock.

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

Contractual Obligations

        The following table presents information about our known contractual obligations as of December 28, 2013. It does not reflect contractual obligations that may have arisen or may arise after that date. Except for historical facts, the information in this section is forward-looking information.

	Payments due by period
Contractual Obligations	Total	Fiscal 2014	Fiscal 2015-2016	Fiscal 2017-2018	After Fiscal 2018
	(in thousands)
Operating lease obligations(1)	$29,549	$13,912	$12,862	$2,758	$17
Other long-term liabilities(2)	1,007	—	—	—	1,007
Net unrecognized tax benefit obligation under Topic 740(3)	439	83	356	—	—

Total	$30,995	$13,995	$13,218	$2,758	$1,024

(1)
Subsequent event related to operating lease obligations:

        On February 24, 2014, we entered into a new lease with BP Hancock LLC, as landlord, for the 9th and 10th floors (a total of 57,602 square feet) of the same office building at 200 Clarendon Street, Boston, Massachusetts in which our Boston offices are currently located. The lease's base term will expire ten years from the date that we begin paying fixed rent under the lease and, subject to certain conditions, will be extendible by us for two five-year periods. The annual fixed rent for this office space (which does not include customary operating costs and expenses) will be $42 per square foot, or $2.4 million, for the first year of the lease's base term and will increase at the rate of $1.00 per square foot during the remainder of the lease's base term. The lease gives us a right of first refusal to rent certain additional office space in the office building if it becomes available. The performance of our obligations under the lease is secured by a $1 million letter of credit.

        Concurrently with our entering into this new lease, we also entered into an amendment of our existing lease with BP Hancock LLC, as landlord, for the office space we currently rent in the office building described above, which currently expires on March 31, 2015. Except with respect to 25,099 square feet of office space covered by this lease, the amendment either extends the term of this lease to, or if prior to March 31, 2015 terminates this lease on, the day prior to the date that the we begin paying fixed rent under the new lease described above. If the term of the existing lease is extended, the amendment provides that the base rent payable under this lease during the extension period will be $2.4 million per year.

        We currently expect that the term of the new lease will commence, and the relocation of our Boston offices to the 9th and 10th floors of the office building at 200 Clarendon Street, Boston, Massachusetts will occur, sometime in the second quarter of fiscal 2015.

(2)
NeuCo received a cash advance from its former parent company in exchange for a note. There are no specified repayment dates in the note agreement, except that the principal balance of the note becomes due upon demand at the termination of the blanket contract between NeuCo and a customer. NeuCo will repay the note by submitting 50% of the total amount of all future receipts from the customer to its former parent company. As of December 28, 2013, based on estimated future receipts for this customer, NeuCo estimated that the $1.0 million note will be paid after fiscal 2018.

(3)
This amount relates to tax and interest on tax audit liabilities.

        We are party to standby letters of credit with RBS Citizens N.A. in support of the minimum future lease payments under leases for permanent office space and bonds required per the terms of certain project proposals and contracts amounting to $0.4 million as of December 28, 2013.

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

Item 7A—Quantitative and Qualitative Disclosure About Market Risk

Foreign Exchange Risk

        The majority of our operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of foreign currencies. Our primary foreign currency exposures relate to our short-term intercompany balances with our foreign subsidiaries and accounts receivable and cash valued in the United Kingdom in U.S. Dollars or Euros. Our primary foreign subsidiaries have functional currencies denominated in the British Pound and Euro, and foreign denominated assets and liabilities are remeasured each reporting period with any exchange gains and losses recorded in our consolidated statements of operations. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the U.S. Dollar and foreign currencies and the Euro and the British Pound. Holding all other variables constant, fluctuations in foreign exchange rates may affect reported revenues and expenses, based on our currency exposures at December 28, 2013. A hypothetical 10% movement in foreign exchange rates on December 28, 2013 would have affected our income before provision for income taxes for the fourth quarter of fiscal 2013 by approximately $0.2 million. However, actual gains and losses in the future could differ materially from this analysis based on the timing and amount of both foreign currency exchange rate movements and our actual exposure.

        From time to time, we may use derivative instruments to manage the risk of exchange rate fluctuations. However, at December 28, 2013, we had no outstanding derivative instruments. We do not use derivative instruments for trading or speculative purposes.

Interest Rate Risk

        We maintain an investment portfolio consisting mainly of commercial paper and money market funds with maturities of three months or less when purchased. These held-to-maturity securities are subject to interest rate risk. However, a hypothetical change in the interest rate of 10% would not have a material impact to the fair values of these securities at December 28, 2013 primarily due to their short maturity.

Item 8—Financial Statements and Supplementary Data

        We have included our consolidated financial statements in this annual report starting on page FS-1. We have provided an index to our consolidated financial statements on page FS-1.

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A—Controls and Procedures

  (a)    Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. This is done in order to ensure that information the Company is required to disclose in reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

        Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 28, 2013, because of a material weakness, described below in Management's Report on Internal Control over Financial Reporting.

        Notwithstanding the material weakness discussed below, management has concluded that the consolidated financial statements included in this form 10-K present fairly, in all material aspects, the Company's financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

  (b)    Evaluation of Changes in Internal Control over Financial Reporting

        Except for the material weakness in internal control over financial reporting related to the accounting and reporting for income taxes, we have determined that, during the fourth quarter of fiscal 2013, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to affect, materially our internal control over financial reporting.

  (c)    Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in "Internal Control—Integrated Framework (1992)" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        Based on that assessment, our President and Chief Executive Officer and our Chief Financial Officer concluded that our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles as of December 28, 2013 because of a material weakness in internal control described in the second succeeding paragraph.

        A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

        The Company's controls were not sufficiently complete and comprehensive to ensure that our income tax accounting and reporting for income taxes were complete and accurate. Specifically, there was inadequate detailed documentation maintained and ineffective analysis and review of the documentation supporting the Company's income tax accounts. Although the amount of tax related misstatements corrected in the Company's consolidated financial statements were immaterial, the absence of sufficient controls creates a reasonable possibility that a material misstatement in the Company's annual or interim consolidated financial statements would not be prevented or detected in a timely manner.

        Our independent registered public accounting firm, KPMG LLP, has issued an audit report on their assessment of our internal control over financial reporting. The audit report is included herein.

  (d)    Plan for Remediation of Material Weakness

        Management has initiated a remediation plan which includes the following actions:

  •
  Processes, procedures and controls over income tax accounting will be reviewed and modified to ensure greater oversight and transparency.

  •
  Additional external resources will be engaged to ensure that all concepts and interpretations around income tax accounting have been appropriately considered and documented.

  (e)    Important Considerations

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

        We have audited CRA International, Inc.'s internal control over financial reporting as of December 28, 2013, based on criteria established in "Internal Control – Integrated Framework (1992)" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CRA International, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting (Item 9A(c)). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the accounting and reporting for income taxes has been identified and included in management's assessment.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CRA International, Inc. and subsidiaries as of December 28, 2013 and December 29, 2012, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and shareholders' equity for each of the fiscal years ended December 28, 2013, December 29, 2012, and December 31, 2011. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements, and this report does not affect our report dated March 13, 2014, which expressed an unqualified opinion on those consolidated financial statements.

        In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, CRA International, Inc. has not maintained effective internal control over financial reporting as of December 28, 2013, based on criteria established in "Internal Control – Integrated Framework (1992)" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP
Boston, Massachusetts March 13, 2014

Item 9B—Other Information

        None.

PART III

        We have omitted the information required in Part III of this annual report because we intend to include that information in our definitive proxy statement for the 2014 special meeting in lieu of annual meeting of shareholders, which we expect to file before 120 days after the end of fiscal 2013. We incorporate that information in this annual report by reference to the proxy statement to be filed in connection with the 2014 annual meeting of our shareholders, which we will refer to herein as our "2014 annual proxy statement."

Item 10—Directors, Executive Officers and Corporate Governance

        We incorporate the information required by this item by reference to the sections captioned "Executive Officers and Directors", "Corporate Governance", and "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2014 annual proxy statement.

Item 11—Executive Compensation

        We incorporate the information required by this item by reference to the section captioned "Compensation of Directors and Executive Officers" in our 2014 annual proxy statement.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

        We incorporate the information required by this item by reference to the sections captioned "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plans" in our 2014 annual proxy statement.

Item 13—Certain Relationships and Related Transactions and Director Independence

        We incorporate the information required by this item by reference to the sections captioned "Transactions with Related Parties" and "Corporate Governance" in our 2014 annual proxy statement.

Item 14—Principal Accountant Fees and Services

        We incorporate the information required by this item by reference to the section captioned "Principal Accountant Fees and Services" in our 2014 annual proxy statement.

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

CRA INTERNATIONAL, INC.
	By:	/s/ PAUL A. MALEH Paul A. Maleh
Date: March 13, 2014		President, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL A. MALEH Paul A. Maleh	President, Chief Executive Officer, and Director (principal executive officer)	March 13, 2014
/s/ WAYNE D. MACKIE Wayne D. Mackie	Executive Vice President, Treasurer, and Chief Financial Officer (principal financial and accounting officer)	March 13, 2014
/s/ ROWLAND T. MORIARTY Rowland T. Moriarty	Chairman of the Board	March 13, 2014
/s/ WILLIAM F. CONCANNON William F. Concannon	Director	March 13, 2014
/s/ RONALD T. MAHEU Ronald T. Maheu	Director	March 13, 2014
/s/ THOMAS S. ROBERTSON Thomas S. Robertson	Director	March 13, 2014
/s/ NANCY L. ROSE Nancy L. Rose	Director	March 13, 2014
/s/ WILLIAM T. SCHLEYER William T. Schleyer	Director	March 13, 2014

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
3.1	Amended and Restated Articles of Organization.		S-1	February 26, 1998	3.1
3.2	Articles of Amendment to our Articles of Organization		8-K	May 11, 2005	99.1
3.3	Amended and Restated By-Laws, as amended.		8-K	January 31, 2011	3.2
4.1	Specimen certificate for common stock.		S-8	April 21, 2006	4.4
10.1*	1998 Incentive and Nonqualified Stock Option Plan, as amended.		10-Q	June 20, 2002	10.1
10.2*	1998 Employee Stock Purchase Plan.		S-1/A	April 3, 1998	10.2
10.3*	2004 Nonqualified Inducement Stock Option Plan.		10-Q	October 15, 2004	10.1
10.4*	Amended and Restated 2006 Equity Incentive Plan, as amended	X
10.5*	2009 Nonqualified Inducement Stock Option Plan		10-Q	June 22, 2009	10.1
10.6*	Form of Incentive Stock Option under the 1998 Incentive and Nonqualified Stock Option Plan, as amended.		10-K	February 10, 2005	10.4
10.7*	Form of Nonqualified Stock Option under the 1998 Incentive and Nonqualified Stock Option Plan, as amended.		10-K	February 10, 2005	10.5
10.8*	Form of Nonqualified Stock Option under the 2004 Nonqualified Inducement Stock Option Plan.		10-K	February 10, 2005	10.6
10.9*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan.		8-K	April 27, 2006	10.2
10.10*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan with Company Right of First Refusal.		10-K	February 12, 2009	10.9
10.11*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan, as amended.		10-K	March 2, 2012	10.11
10.12*	Form of Restricted Stock Agreement for Employee or Independent Contractor Awards under the 2006 Equity Incentive Plan.		8-K	April 27, 2006	10.3
10.13*	Form of Restricted Stock Agreement for Employee or Independent Contractor Awards under the 2006 Equity Incentive Plan with Company Right of First Refusal.		10-K	February 12, 2009	10.11
10.14*	Form of Restricted Stock Agreement for Employee or Independent Contractor Awards under the 2006 Equity Incentive Plan with Company, as amended.		10-K	March 2, 2012	10.14
10.15*	Form of Nonqualified Stock Option under the 2006 Equity Incentive Plan.		10-K	February 8, 2007	10.10
10.16*	Form of Nonqualified Stock Option under the 2006 Equity Incentive Plan with Stock Ownership Guidelines.		10-K	March 2, 2012	10.16
10.17*	Form of Restricted Stock Unit Award Agreement under the 2006 Equity Incentive Plan.		10-K	January 29, 2010	10.14
10.18*	Form of Restricted Stock Unit Award Agreement under the 2006 Equity Incentive Plan with Stock Ownership Guidelines.		10-K	March 2, 2012	10.18
10.19*	Form of Restricted Stock Unit Award Agreement for Performance under the 2006 Equity Incentive Plan.		10-K	January 29, 2010	10.15
10.20*	Form of Restricted Stock Unit Award Agreement for Performance under the 2006 Equity Incentive Plan with Stock Ownership Guidelines.		10-K	March 2, 2012	10.20
10.21*	CRA International, Inc. Cash Incentive Plan, as amended.		8-K	March 2, 2012	10.1

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
10.22*	Offer Letter with Wayne D. Mackie dated June 3, 2005.		10-K	February 9, 2006	10.7
10.23*	Summary of Director Compensation.	X
10.24*	Summary of Executive Officer Compensation.	X
10.25	Office Lease Agreement dated as of March 1, 1978 between CRA and John Hancock Mutual Life Insurance Company, as amended.		S-1/A	April 3, 1998	10.6
10.26	Amendments to Office Lease Agreement dated March 1, 1978 between CRA and John Hancock Mutual Life Insurance Company, as amended.		10-K	February 23, 2001	10.7
10.27	Fifteenth Amendment to Office Lease Agreement dated March 1, 1978 between CRA and John Hancock Mutual Life Insurance Company, as amended.		10-K	February 28, 2003	10.8
10.28	Sixteenth Amendment to Office Lease Agreement dated March 1, 1978 between CRA and John Hancock Mutual Life Insurance Company, as amended.		10-Q	June 28, 2004	10.1
10.29	Seventeenth Amendment to Lease dated as of February 6, 2008 between CRA and 100 & 200 Clarendon LLC.		8-K	August 4, 2008	10.1
10.30	Eighteenth Amendment to Lease dated as of July 29, 2008 between CRA and 100 & 200 Clarendon LLC.		8-K	August 4, 2008	10.2
10.31	Nineteenth Amendment to Lease entered into on December 7, 2012 by and between CRA International, Inc. and BP Hancock LLC.		8-K	December 11, 2012	10.1
10.32	Office Lease dated as of November 29, 1999 between CRA and 1201 F Street, L.L.C., as amended.		10-K	February 23, 2001	10.9
10.33	Agreement dated as of October 26, 2006 by and among 99 Bishopsgate (No.1) Limited and 99 Bishopsgate (No.2) Limited, Hammerson UK Properties PLC, 99 Bishopsgate Management Limited, CRA International (UK) Limited, and CRA International, Inc. (including forms of lease agreement).		8-K	November 1, 2006	10.1
10.34	Agreement for Surrender of Leases at 99 Bishopsgate, London EC2, dated April 2, 2012, between CRA International, Inc., CRA International (UK) Limited, Hammerson (99 Bishopsgate) Limited, Hammerson UK Properties PLC and 99 Bishopsgate Management Limited.		8-K	April 6, 2012	10.1
10.35	Form of consulting agreement with outside experts.		S-1/A	April 3, 1998	10.8
10.36	Credit Agreement dated as of April 24, 2013 by and among CRA International, Inc. and CRA International (UK) Limited, as the Borrowers, RBS Citizens, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the Lenders party thereto.		8-K	April 30, 2013	10.1
10.37	Securities Pledge Agreement dated as of April 24, 2013 by and between CRA International, Inc., as Pledgor, and RBS Citizens, N.A., as Administrative Agent.		8-K	April 30, 2013	10.2
10.38	Lease dated February 24, 2014 by and between CRA International, Inc. and BP Hancock LLC		8-K	February 27, 2014	10.1
10.39	Twentieth Amendment to Lease dated as of February 24, 2014 by and between CRA International, Inc. and BP Hancock LLC		8-K	February 27, 2014	10.2
14.1	CRA International, Inc. Code of Business Conduct and Ethics, as amended.		8-K	July 7, 2010	99.1
21.1	Subsidiaries.	X

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.	X
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer.	X
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer.	X
32.1	Section 1350 certification.	X
101**	The following financial statements from CRA International, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 28, 2013, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Consolidated Statements of Operations for the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011, (ii) Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011, (iii) Consolidated Balance Sheets as at December 28, 2013 and December 29, 2012, (iv) Consolidated Statements of Cash Flows for the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011, (v) Consolidated Statements of Shareholders' Equity for the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011, and (vi) Notes to Consolidated Financial Statements.

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

        We have audited the accompanying consolidated balance sheets of CRA International, Inc. and subsidiaries as of December 28, 2013 and December 29, 2012, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and shareholders' equity for each of the fiscal years ended December 28, 2013, December 29, 2012, and December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CRA International, Inc. and subsidiaries as of December 28, 2013 and December 29, 2012, and the results of their operations and their cash flows for the fiscal years ended December 28, 2013, December 29, 2012, and December 31, 2011, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CRA International, Inc.'s internal control over financial reporting as of December 28, 2013, based on criteria established in "Internal Control—Integrated Framework (1992)" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2014 expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts
March 13, 2014

CRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	December 28, 2013 (52 weeks)	December 29, 2012 (52 weeks)	December 31, 2011 (52 weeks)
	(In thousands, except per share data)
Revenues	$278,432	$270,390	$305,228
Costs of services	189,262	182,381	199,383

Gross profit	89,170	88,009	105,845
Selling, general and administrative expenses	64,242	67,235	71,752
Depreciation and amortization	6,411	7,190	5,029
Goodwill impairment	—	71,394	—

Income (loss) from operations	18,517	(57,810)	29,064
Interest income	155	264	332
Interest expense	(574)	(300)	(908)
Other expense, net	(180)	(177)	(405)

Income (loss) before (provision) benefit for income taxes	17,918	(58,023)	28,083
(Provision) benefit for income taxes	(6,683)	5,180	(11,138)

Net income (loss)	11,235	(52,843)	16,945
Net (income) loss attributable to noncontrolling interest, net of tax	135	(147)	(94)

Net income (loss) attributable to CRA International, Inc.	11,370	$(52,990)	$16,851

Net income (loss) per share attributable to CRA International, Inc.:
Basic	$1.13	$(5.21)	$1.60

Diluted	$1.12	$(5.21)	$1.57

Weighted average number of shares outstanding:
Basic	10,084	10,167	10,555

Diluted	10,173	10,167	10,739

See accompanying notes to the consolidated financial statements.

CRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended	Year Ended	Year Ended
	December 28, 2013 (52 weeks)	December 29, 2012 (52 weeks)	December 31, 2011 (52 weeks)
	(In thousands)
Net income (loss)	$11,235	$(52,843)	$16,945
Other comprehensive income (loss):
Foreign currency translation adjustments	964	1,950	(676)

Comprehensive income (loss)	12,199	(50,893)	16,269
Less: comprehensive (income) loss attributable to noncontrolling interest	135	(147)	(94)

Comprehensive income (loss) attributable to CRA International, Inc.	$12,334	$(51,040)	$16,175

See accompanying notes to the condensed consolidated financial statements

CRA INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 28, 2013	December 29, 2012
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$51,251	$55,451
Accounts receivable, net of allowances of $7,210 at December 28, 2013 and $9,459 at December 29, 2012	57,856	56,083
Unbilled services	24,275	21,187
Prepaid expenses and other current assets	11,775	23,001
Deferred income taxes	17,806	15,955

Total current assets	162,963	171,677
Property and equipment, net	15,655	17,980
Goodwill	81,573	70,765
Intangible assets, net of accumulated amortization of $8,392 at December 28, 2013 and $7,122 at December 29, 2012	4,537	1,834
Deferred income taxes, net of current portion	955	8,083
Other assets	54,621	21,671

Total assets	$320,304	$292,010

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,766	$9,766
Accrued expenses	65,657	45,305
Deferred revenue and other liabilities	6,098	6,748
Deferred income taxes	—	1,145
Current portion of deferred rent	2,322	2,268
Current portion of notes payable	—	691
Current portion of deferred compensation	117	3,287

Total current liabilities	87,960	69,210
Notes payable, net of current portion	1,007	1,007
Deferred rent and facility-related non-current liabilities	3,669	5,608
Deferred compensation and other non-current liabilities	1,446	2,676
Deferred income taxes, net of current portion	1,585	1,275
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 10,048,611 and 10,057,448 shares issued and outstanding at December 28, 2013 and December 29, 2012, respectively	93,242	93,174
Receivables from shareholders	—	(120)
Retained earnings	133,980	122,610
Accumulated other comprehensive loss	(3,424)	(4,388)

Total CRA International, Inc. shareholders' equity	223,798	211,276
Noncontrolling interest	839	958

Total shareholders' equity	224,637	212,234

Total liabilities and shareholders' equity	$320,304	$292,010

See accompanying notes to the consolidated financial statements.

CRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 28, 2013 (52 weeks)	December 29, 2012 (52 weeks)	December 31, 2011 (52 weeks)
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$11,235	$(52,843)	$16,945
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities, net of effect of acquired businesses:
Depreciation and amortization	6,460	5,841	5,103
Loss on disposal of property and equipment	16	1,444	146
Goodwill impairment	—	71,394	—
Deferred rent	(1,903)	(4,475)	(1,956)
Deferred income taxes	3,924	(9,882)	(8,739)
Share-based compensation expenses	3,035	4,947	5,769
Excess tax benefits from share-based compensation	(7)	(81)	(49)
Accounts receivable allowances	(2,186)	2,814	(546)
Noncash interest from discount on convertible debentures	—	—	229
Changes in operating assets and liabilities:
Accounts receivable	9,917	10,271	(11,999)
Unbilled services	(2,997)	(4,674)	12,640
Prepaid expenses and other current assets, and other assets	(20,160)	(19,870)	(47)
Accounts payable, accrued expenses, and other liabilities	11,114	(13,411)	12,535

Net cash provided by (used in) operating activities	18,448	(8,525)	30,031
INVESTING ACTIVITIES:
Consideration relating to acquisitions, net	(15,591)	—	(844)
Purchase of property and equipment	(2,816)	(2,732)	(8,246)
Purchase of investments	—	(9,494)	(61,049)
Sale of investments	—	23,989	46,554
Collections on notes receivable	14	989	64

Net cash (used in) provided by investing activities	(18,393)	12,752	(23,521)
FINANCING ACTIVITIES:
Issuance of common stock, principally stock options exercises	207	647	620
Borrowings under line of credit	17,320	—	—
Payments under line of credit	(17,320)	—	—
Payments on notes payable	(700)	(650)	(334)
Extinguishment of convertible debentures	—	—	(21,880)
Payments of debt issuance costs	(1,120)	—	—
Tax withholding payment reimbursed by restricted shares	(730)	(1,360)	(1,146)
Excess tax benefits from share-based compensation	7	81	49
Repurchase of common stock	(2,190)	(9,062)	(9,054)
Repurchase of treasury stock by Neuco, Inc.	—	—	(33)

Net cash used in financing activities	(4,526)	(10,344)	(31,778)
Effect of foreign exchange rates on cash and cash equivalents	271	(19)	(650)
Net decrease in cash and cash equivalents	(4,200)	(6,136)	(25,918)
Cash and cash equivalents at beginning of period	55,451	61,587	87,505

Cash and cash equivalents at end of period	$51,251	$55,451	$61,587

Noncash investing and financing activities:
Supplemental cash flow information:
Cash paid for taxes	$2,887	$8,718	$18,744

Cash paid for interest	$339	$223	$558

See accompanying notes to the consolidated financial statements.

CRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands, except share data)

	Common Stock					CRA International, Inc. Shareholders' Equity
					Accumulated Other Comprehensive Income (Loss)
	Shares Issued	Amount	Receivable From Shareholder	Retained Earnings			Noncontrolling Interest	Total Shareholders' Equity
BALANCE AT JANUARY 1, 2011	10,567,052	$103,067	$(1,400)	$158,749	$(5,662)	$254,754	$670	$255,424
Net income				16,851		16,851	94	16,945
Foreign currency translation adjustment					(676)	(676)		(676)
Exercise of stock options	47,009	620				620		620
Share-based compensation expense for employees		5,696				5,696		5,696
Restricted shares vesting	164,086
Redemption of vested employee restricted shares for tax withholding	(50,724)	(1,146)				(1,146)		(1,146)
Tax deficit on stock option exercises and restricted share vesting		(639)				(639)		(639)
Notes receivable issued to shareholders			(36)			(36)		(36)
Payments received on notes receivable from shareholders			1,200			1,200		1,200
Shares repurchased	(398,372)	(9,054)				(9,054)		(9,054)
Share-based compensation expense for non-employees		34				34		34
Equity transactions of noncontrolling interest							39	39

BALANCE AT DECEMBER 31, 2011	10,329,051	$98,578	$(236)	$175,600	$(6,338)	$267,604	$803	$268,407
Net income (loss)				(52,990)		(52,990)	147	(52,843)
Foreign currency translation adjustment					1,950	1,950		1,950
Exercise of stock options	47,185	647				647		647
Share-based compensation expense for employees		4,868				4,868		4,868
Restricted shares vesting	216,528
Redemption of vested employee restricted shares for tax withholding	(69,207)	(1,360)				(1,360)		(1,360)
Tax deficit on stock option exercises and restricted share vesting		(576)				(576)		(576)
Payments received on notes receivable from shareholders			116			116		116
Shares repurchased	(466,109)	(9,062)				(9,062)		(9,062)
Share-based compensation expense for non- employees		79				79		79
Equity transactions of noncontrolling interest.							8	8

BALANCE AT DECEMBER 29, 2012	10,057,448	$93,174	$(120)	$122,610	$(4,388)	$211,276	$958	$212,234
Net income (loss)				11,370		11,370	(135)	11,235
Foreign currency translation adjustment					964	964		964
Exercise of stock options	13,389	207				207		207
Share-based compensation expense for employees		2,888				2,888		2,888
Restricted shares vesting	134,384
Redemption of vested employee restricted shares for tax withholding	(37,642)	(730)				(730)		(730)
Tax deficit on stock option exercises and restricted share vesting		(254)				(254)		(254)
Payments received on notes receivable from shareholders			120			120		120
Shares repurchased	(118,968)	(2,190)				(2,190)		(2,190)
Share-based compensation expense for non- employees		147				147		147
Equity transactions of noncontrolling interest.							16	16

BALANCE AT DECEMBER 28, 2013	10,048,611	$93,242	$—	$133,980	$(3,424)	$223,798	$839	$224,637

See accompanying notes to the consolidated financial statements.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

Description of Business

        CRA International, Inc. ("CRA") is a worldwide leading consulting services firm that applies advanced analytic techniques and in-depth industry knowledge to complex engagements for a broad range of clients. CRA offers services in two broad areas: litigation, regulatory, and financial consulting and management consulting. CRA operates in one business segment, which is consulting services. CRA operates its business under its registered trade name, Charles River Associates.

Fiscal Year

        CRA's fiscal year end is the Saturday nearest December 31 of each year. CRA's fiscal years periodically contain 53 weeks rather than 52 weeks. Fiscal 2013, fiscal 2012, and fiscal 2011 were 52-week years.

Principles of Consolidation

        The consolidated financial statements include the accounts of CRA and its wholly owned subsidiaries. In addition, as more fully explained below, the consolidated financial statements include CRA's interest in NeuCo, Inc. ("NeuCo"). All significant intercompany accounts have been eliminated.

NeuCo Interest

        CRA's ownership interest in NeuCo is 55.89%. CRA's ownership interest has constituted control under GAAP for all periods presented. Therefore, NeuCo's financial results have been consolidated with CRA's and the portion of NeuCo's results allocable to its other owners is shown as "noncontrolling interest." NeuCo's revenues included in the CRA's consolidated statements of operations for fiscal 2013, fiscal 2012, and fiscal 2011 totaled approximately $5.1 million, $5.5 million, and $6.2 million, respectively. NeuCo's net loss included in CRA's consolidated statements of operations for fiscal 2013 was approximately $0.3 million. NeuCo's net income included in CRA's consolidated statements of operations for fiscal 2012 and fiscal 2011 was approximately $0.3 million and $0.2 million, respectively. NeuCo's net loss, net of amounts allocable to its other owners, included in CRA's consolidated statements of operations for fiscal 2013 was approximately $0.2 million. NeuCo's net income, net of amounts allocable to its other owners, included in CRA's consolidated statements of operations for fiscal 2012 and fiscal 2011 was approximately $0.2 million and $0.1 million, respectively. NeuCo's interim reporting schedule is based on calendar month-ends, and its fiscal year end is the last Saturday of November. CRA's quarterly results could include a few days reporting lag between CRA's quarter end and the most recent financial statements available from NeuCo. CRA does not believe that the reporting lag, if any, will have a significant impact on CRA's consolidated statements of operations or financial condition.

Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make significant estimates and judgments that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of consolidated revenues and expenses during the reporting period. Estimates in these consolidated financial statements include, but are not limited to, accounts and unbilled receivable allowances, revenue recognition on fixed price contracts, depreciation of property and equipment, share-based compensation, valuation of acquired intangible assets, impairment of long lived assets and goodwill, accrued and deferred income taxes, valuation allowances

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

on deferred tax assets, accrued compensation, accrued exit costs, and other accrued expenses. These items are monitored and analyzed by CRA for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. CRA bases its estimates on historical experience and various other assumptions that CRA believes to be reasonable under the circumstances. Actual results may differ from those estimates if CRA's assumptions based on past experience or other assumptions do not turn out to be substantially accurate.

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

        CRA recognizes substantially all of its revenues under written service contracts with its clients when the fee is fixed or determinable, as the services are provided, and only in those situations where collection from the client is reasonably assured and sufficient contractual documentation has been obtained. In certain cases CRA provides services to its clients without sufficient contractual documentation, or fees are tied to performance-based criteria, which require CRA to defer revenue in accordance with U.S. GAAP. In these cases, these amounts are fully reserved until all criteria for recognizing revenue are met.

        CRA's revenues include projects secured by our non-employee experts as well as projects secured by our employees. CRA recognizes all project revenue on a gross basis based on the consideration of the criteria set forth in Accounting Standards Codification ("ASC") Topic 605-45, Principal Agent Considerations.

        Most of CRA's revenue is derived from time-and-materials service contracts. Revenues from time-and-materials service contracts are recognized as services are provided based upon hours worked and contractually agreed-upon hourly rates, as well as indirect fees based upon hours worked.

        Revenues from the majority of CRA's fixed-price engagements are recognized on a proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. CRA derived approximately 13%, 15%, and 22% of consolidated revenues from fixed-price engagements in fiscal 2013, fiscal 2012, and fiscal 2011, respectively. In general, project costs are classified as costs of services and are based on the direct salary of the consultants on the engagement plus all direct expenses incurred to complete the engagement, including any amounts billed to us by our non-employee experts. The proportional performance method is used because reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and the terms set forth in the contract, and are indicative of the level of benefit provided to CRA's clients. Fixed-price contracts generally convert to time-and-materials contracts in the event the contract terminates. CRA's management maintains contact with project managers to discuss the status of the projects and, for fixed-price engagements, management is updated on the budgeted costs and resources required to complete the project. These budgets are then used to calculate revenue recognition and to estimate the anticipated income or loss on the project. Occasionally, CRA has been required to commit unanticipated additional resources to complete projects, which has resulted in lower than anticipated income or losses on those contracts. CRA may experience similar situations in the future. Provisions for estimated losses on contracts are made during the period in which such losses become probable and can be reasonably estimated. To date, such losses have not been significant.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Revenues also include reimbursable expenses, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. Reimbursable expenses are as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 28, 2013 (52 weeks)	December 29, 2012 (52 weeks)	December 31, 2011 (52 weeks)
Reimbursable expenses	$37,320	$33,530	$39,722

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

        CRA collects goods and services and value added taxes from customers and records these amounts on a net basis, which is within the scope of ASC Topic 605-45, Principal Agent Considerations.

Cash Equivalents

        Cash equivalents consist principally of money market funds and commercial paper with maturities of three months or less when purchased. As of December 28, 2013, a substantial portion of CRA's cash accounts was concentrated at a single financial institution, which potentially exposes CRA to credit risks. The financial institution has a short-term credit rating of A-2 by Standard & Poor's ratings services. CRA has not experienced any losses related to such accounts. CRA does not believe that there is significant risk of non-performance by the financial institution and the cash on deposit is fully liquid. CRA continually monitors the credit ratings of the institution.

        The carrying amounts of these instruments classified as cash equivalents are stated at amortized cost, which approximates fair value because of their short-term maturity.

Fair Value of Financial Instruments

        CRA's financial instruments, including cash, cash equivalents, accounts receivable, loans and advances from employees and non-employee experts, accounts payable, and accrued expenses, are carried at cost, which approximates their fair value because of the short-term maturity of these instruments or because their stated interest rates are indicative of market interest rates.

Goodwill

        In accordance with ASC Topic 350, "Intangibles—Goodwill and Other", goodwill is not subject to amortization, but is monitored at least annually for impairment, or more frequently, as necessary, if events or circumstances exist that would more likely than not reduce the fair value of the reporting unit below its carrying amount. For the CRA's goodwill impairment analysis, CRA operates under one reporting unit. Under ASC Topic 350, in performing the first step of the goodwill impairment testing and measurement process, CRA compares its entity-wide estimated fair value to net book value to identify potential impairment. Management estimates the entity-wide fair value utilizing CRA's market capitalization, plus an appropriate control premium. Market capitalization is determined by multiplying

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the shares outstanding on the test date by the market price of CRA's common stock on that date. CRA has utilized a control premium which considers appropriate industry, market and other pertinent factors, including indications of such premiums from data on recent acquisition transactions. If the fair value of CRA is less than its net book value, the second step is performed to determine if goodwill is impaired. If CRA determines through the impairment evaluation process that goodwill has been impaired, an impairment charge would be recorded in the consolidated statement of operations.

        There were no impairment losses related to goodwill during fiscal 2013 as there were no events or circumstances that would more likely than not reduce CRA's fair value below its carrying amount.

        When CRA performed its annual impairment test in the fourth quarter of fiscal 2012, its net book value exceeded its market capitalization plus an estimated control premium. Therefore, CRA was required to perform the second step of the goodwill impairment test. In this step, CRA's fair value is allocated among all of its assets and liabilities, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if CRA were being acquired in a business acquisition. If the implied fair value of goodwill is less than the recorded goodwill, an impairment charge is recorded for the difference. During the process of conducting the second step of the annual goodwill impairment test in the fourth quarter of fiscal 2012, CRA identified significant unrecognized intangible assets. The combination of these hypothetical unrecognized intangible assets and other hypothetical unrecognized fair value changes to the carrying values of other assets and liabilities, together with the lower fair value calculated in the first step of the annual impairment test, resulted in a goodwill impairment charge of $71.4 million in the fourth quarter of fiscal 2012.

        The re-measurement of goodwill is classified as a Level 3 fair value assessment due to the significance of unobservable inputs developed using CRA-specific information. CRA used a combination of the income, cost and market approach techniques to determine the fair value of its assets and liabilities. The fair value adjustment to goodwill was computed as the difference between CRA's fair value and the fair value of underlying assets and liabilities. The unobservable inputs used to determine the fair value of the underlying assets and liabilities were based on CRA-specific information such as estimates of revenue and cost growth rates, profit margins, discount rates, and cost estimates.

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

Leases and Deferred Rent

        CRA leases all of its office space. Leases are evaluated and classified as operating or capital leases for financial reporting purposes. For leases that contain rent escalations and rent holidays, CRA records the total rent payable during the lease term, as determined above, on a straight-line basis over

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the term of the lease and records the difference between the rents paid and the straight-line rent as deferred rent. Additionally, any tenant improvement allowances received from the lessor are recorded as a reduction to deferred rent.

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

Concentration of Credit Risk

        CRA's billed and unbilled receivables consist of receivables from a broad range of clients in a variety of industries located throughout the U.S. and in other countries. CRA performs a credit evaluation of its clients to minimize its collectability risk. Periodically, CRA will require advance payment from certain clients. However, CRA does not require collateral or other security. CRA maintains accounts receivable allowances for estimated losses and disputed amounts resulting from clients' failures to make required payments. CRA bases its estimates on historical collection experience, current trends, and credit policy. In determining these estimates, CRA examines historical write-offs of its receivables and reviews client accounts to identify any specific customer collection issues. If the financial condition of any of CRA's customers were to deteriorate, resulting in an impairment of their ability or intent to make payment, additional allowances may be required.

        A rollforward of the accounts receivable allowances is as follows (in thousands):

	Fiscal Year	Fiscal Year
	2013	2012
Balance at beginning of period	$9,459	$6,548
Change related to NeuCo	(2)	—
Additions charged to revenues	5,644	6,808
Amounts written off	(7,891)	(3,897)

Balance at end of period	$7,210	$9,459

        Amounts deemed uncollectible are recorded as a reduction to revenues.

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

Income Taxes

        CRA accounts for income taxes using the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized.

        In addition, the calculation of CRA's tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several different tax jurisdictions. CRA records liabilities for estimated tax obligations resulting in a provision for taxes that may become payable in the future, in accordance with ASC Topic 740-10, "Income Taxes," which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. CRA includes accrued interest and penalties, if any, related to uncertain tax positions in income tax expense.

Foreign Currency Translation

        Balance sheet accounts of CRA's foreign subsidiaries are translated into U.S. dollars at year-end exchange rates and operating accounts are translated at average exchange rates for each year. The resulting translation adjustments are recorded in shareholders' equity as a component of accumulated other comprehensive income (loss). Foreign currency transactions are translated at current exchanges rates, with adjustments recorded in the statement of operations. The effect of transaction gains and losses recorded in income (loss) before (provision) benefit for income taxes amounted to losses of $0.2 million, $0.2 million, and $0.4 million for fiscal 2013, fiscal 2012, and fiscal 2011, respectively.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recent Accounting Standards

Presentation of Unrecognized Tax Benefits

        In July 2013, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11") to clarify the presentation of current and deferred income taxes on the balance sheet. Under ASU 2013-11, companies generally must present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, for an NOL carryforward, similar tax loss, or tax credit carryforward using the "net presentation" approach as a reduction of a deferred tax asset, with some allowed exceptions. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted and entities may choose to apply the amendments retrospectively to each prior reporting period presented. CRA believes the adoption of ASU 2013-11 will have no impact on its financial position, results of operations, cash flows, or disclosures.

Comprehensive Income

        In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 requires an entity disclose in a single location (either on the face of the financial statement that reports net income or in the notes) the effects of reclassifications out of accumulated other comprehensive income. For items reclassified out of accumulated other comprehensive income and into net income in their entirety, entities must disclose the effect of the reclassification on each affected net income item. For accumulated other comprehensive income reclassification items that are not reclassified in their entirety into net income, entities must provide a cross reference to other required U.S. GAAP disclosures. There is no change in the requirement to present the components of net income and other comprehensive income in either a single continuous statement or two separate consecutive statements. ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012 and should be applied prospectively. CRA's adoption of ASU 2013-02 in the first quarter of fiscal 2013 had no impact on its financial position, results of operations, cash flows, or disclosures.

Cumulative Translation Adjustment

        In March 2013, the FASB issued ASU No. 2013-05, Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity ("ASU 2013-05"). ASU 2013-05 addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. ASU 2013-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and should be applied prospectively. Early adoption is permitted. CRA believes the adoption of ASU 2013-05 will have no impact on its financial position, results of operations, cash flows, or disclosures.

Intangibles

        In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2012-02") to simplify the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. Under former guidance, an organization was required to test an indefinite-lived intangible asset for impairment on at least an annual basis by comparing the fair value of the asset with its

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeded its fair value, an impairment loss was recognized in an amount equal to the difference. ASU 2012-02 allows an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is "more likely than not" that the asset is impaired. ASU 2012-02 was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. CRA's adoption of ASU 2012-02 in fiscal 2013 had no impact on its financial position, results of operations, cash flows, or disclosures.

2.     Business Acquisition

        On January 31, 2013, CRA announced that an approximately 40-person litigation consulting team joined CRA, effective February 1, 2013. Under an agreement to hire the team, CRA accelerated the previously announced start dates of certain key personnel from May 2013. Under the terms of the transaction, CRA acquired certain intangible assets, accounts receivable, and certain client projects currently underway. The fair values of the assets acquired and the liabilities assumed as part of the acquisition will be finalized as CRA receives other information relevant to the acquisition and completes its analysis of other transaction-related costs. The acquisition was not material. The acquisition has been accounted for under the purchase method of accounting, and the results of operations have been included in the accompanying statements of operations from the date of acquisition.

3.     Prepaid Expenses and Other Current Assets, and Other Assets

        Prepaid expenses and other current assets consist of the following (in thousands):

	December 28, 2013	December 29, 2012
Term loans to employees and non-employee experts	$1,764	$8,614
Other	10,011	14,387

Total	$11,775	$23,001

        Other assets consist of the following (in thousands):

	December 28, 2013	December 29, 2012
Forgivable loans to employees and non-employee experts	$51,083	$15,448
Other	3,538	6,223

Total	$54,621	$21,671

        In order to attract and retain highly skilled professionals, CRA may issue forgivable loans or term loans to employees and non-employee experts which are classified in "prepaid expenses and other current assets" and "other assets" on the accompanying balance sheets as of December 28, 2013 and December 29, 2012. The forgivable loans have terms that are generally between three and eight years. The principal amount of forgivable loans and accrued interest is forgiven by CRA over the term of the loans, so long as the employee or non-employee expert continues employment or affiliation with CRA and complies with certain contractual requirements. The expense associated with the forgiveness of the principal amount of the loans is recorded as compensation expense over the service period, which is consistent with the term of the loans. During fiscal 2013 and fiscal 2012, CRA issued approximately $38.8 million and $20.7 million, respectively, in forgivable loans to employees and non-employee experts

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for future service. As of December 28, 2013, CRA had obligations to issue approximately $5.0 million in forgivable loans to future employees for future service, which are included in the $51.1 million of such loans reported as of December 28, 2013 in the table above. The $5.0 million in loans were issued, and the corresponding payments were made, in the first quarter of fiscal 2014.

4.     Goodwill and Intangible Assets

        The changes in the carrying amount of goodwill for fiscal 2013 and fiscal 2012 are as follows (in thousands):

	Goodwill, gross	Accumulated impairment losses	Goodwill, net
Balance at December 29, 2012	$142,658	$(71,893)	$70,765
Goodwill adjustments related to acquisitions	10,563	—	10,563
Goodwill adjustments related to NeuCo	(63)	—	(63)
Effect of foreign currency translation	308	—	308

Balance at December 28, 2013	$153,466	$(71,893)	$81,573

	Goodwill, gross	Accumulated impairment losses	Goodwill, net
Balance at December 31, 2011	$141,153	$(499)	$140,654
Goodwill impairment	—	(71,394)	(71,394)
Goodwill adjustments related to sale of practice	(29)	—	(29)
Effect of foreign currency translation	1,534	—	1,534

Balance at December 29, 2012	$142,658	$(71,893)	$70,765

        There were no impairment losses related to goodwill during fiscal 2013. When CRA performed its annual impairment test in the fourth quarter of fiscal 2012, its net book value exceeded its market capitalization plus an estimated control premium. Therefore, CRA was required to perform the second step of the goodwill impairment test, which resulted in a goodwill impairment charge of $71.4 million. CRA recorded this goodwill impairment charge in the fourth quarter of fiscal 2012.

        Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives. There were no impairment losses related to intangible assets during fiscal 2013, fiscal 2012, or fiscal 2011.

        The components of acquired identifiable intangible assets are as follows (in thousands):

	December 28, 2013	December 29, 2012
Non-competition agreements, net of accumulated amortization of $3,802, and $3,311, respectively	$598	$1,047
Customer relationships, net of accumulated amortization of $3,550 and $2,840, respectively	3,909	691
Other intangible assets, net of accumulated amortization of $1,040, and $971, respectively	30	96

	$4,537	$1,834

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Amortization of intangible assets was $1.2 million, $0.8 million, and $0.9 million in fiscal 2013, fiscal 2012, and fiscal 2011, respectively. Amortization of intangible assets held at December 28, 2013 for the next five fiscal years is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
2014	$1,111
2015	768
2016	579
2017	537
2018	512

$3,507

5.     Property and Equipment

        Property and equipment consist of the following (in thousands):

	December 28, 2013	December 29, 2012
Computer, office equipment and software	$25,034	$24,867
Leasehold improvements	21,388	20,622
Furniture	7,788	7,886

	54,210	53,375
Accumulated depreciation and amortization	(38,555)	(35,395)

	$15,655	$17,980

        Depreciation expense, including amounts recorded in costs of services, was $5.2 million, $5.0 million, and $4.1 million, in fiscal 2013, fiscal 2012, and fiscal 2011, respectively.

6.     Accrued Expenses

        Accrued expenses consist of the following (in thousands):

	December 28, 2013	December 29, 2012
Compensation and related expenses	$51,960	$40,329
Income taxes payable	3,503	626
Other	10,194	4,350

	$65,657	$45,305

        As of December 28, 2013 and December 29, 2012, approximately $40 million and $28 million of accrued bonuses for fiscal 2013 and fiscal 2012, respectively, were included above in "Compensation and related expenses". Additionally, as of December 28, 2013, CRA had obligations to issue approximately $5.0 million in forgivable loans to future employees for future service, which are included in "Other" in the table above. The $5.0 million in loans were issued, and the corresponding payments were made, in the first quarter of fiscal 2014.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.     Credit Agreement

        On April 24, 2013, CRA entered into a credit agreement that provides CRA with a $125.0 million revolving credit facility and a $15 million sublimit for the issuance of letters of credit. CRA may use the proceeds of the revolving credit loans for working capital and other general corporate purposes. CRA may repay any borrowings under the revolving credit facility at any time, but no later than April 24, 2018. Upon entering into the agreement, CRA borrowed $15.0 million under the revolving credit facility, which it used, together with cash on hand, to repay in full all indebtedness outstanding under CRA's previous credit agreement, whereupon such agreement was terminated. CRA also borrowed an additional $2.3 million during the second quarter of fiscal 2013 under the multi-currency portion of the credit agreement. There was no amount outstanding under this revolving line of credit as of December 28, 2013, as CRA repaid these borrowings before the end of the third quarter of fiscal 2013.

        As of December 28, 2013, the amount available under this revolving line of credit was reduced by certain letters of credit outstanding, which amounted to $0.4 million. Borrowings under the revolving credit facility bear interest at a rate per annum of either (i) the adjusted base rate, as defined in the credit agreement, plus an applicable margin, which varies between 0.50% and 1.50% depending on CRA's total leverage ratio as determined under the credit agreement, or (ii) the adjusted eurocurrency rate, as defined in the credit agreement, plus an applicable margin, which varies between 1.50% and 2.50% depending on CRA's total leverage ratio. CRA is required to pay a fee on the unused portion of the revolving credit facility at a rate per annum that varies between 0.25% and 0.375% depending on its total leverage ratio. Borrowings under the credit facility are secured by 100% of the stock of certain of CRA's U.S. subsidiaries and 65% of the stock of certain of its foreign subsidiaries, which represent approximately $6.5 million in net assets as of December 28, 2013.

        Under the credit agreement, CRA must comply with various financial and non-financial covenants. Compliance with these financial covenants is tested on a fiscal quarterly basis. Any indebtedness outstanding under the credit facility may become immediately due and payable upon the occurrence of stated events of default, including CRA's failure to pay principal, interest or fees or a violation of any financial covenant. The financial covenants require CRA to maintain a consolidated interest expense to adjusted consolidated EBITDA ratio of more than 2.5 to 1.0 and to comply with a consolidated debt to adjusted consolidated EBITDA ratio of not more than 3.0 to 1.0. The non-financial covenant restrictions of the senior credit agreement include, but are not limited to, CRA's ability to incur additional indebtedness, engage in acquisitions or dispositions, and enter into business combinations.

8.     Employee Benefit Plans

        CRA maintains qualified defined-contribution plans under Section 401(k) of the Internal Revenue Code, covering substantially all U.S. employees who meet specified age and service requirements. Company contributions are made at the discretion of CRA, and cannot exceed the maximum amount deductible under applicable provisions of the Internal Revenue Code. Company contributions under these plans amounted to approximately $1.7 million, $1.8 million, and $2.7 million for fiscal 2013, fiscal 2012, and fiscal 2011, respectively.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.     Leases

        At December 28, 2013, CRA had the following minimum rental commitments for office space and equipment leases, all of which are under non-cancelable operating leases (in thousands):

Fiscal Year	Rental Commitments
2014	$13,912
2015	8,824
2016	4,038
2017	1,908
2018	850
Thereafter	17

$29,549
Future minimum rentals under sublease arrangements	(2,918)

$26,631

        Certain office leases contain renewal options that CRA may exercise at its discretion, which were not included in the amounts above. Rent expense was approximately $9.6 million in fiscal 2013, $12.4 million in fiscal 2012, and $13.6 million in fiscal 2011. Included in rent expense were $0.9 million and $1.0 million in restructuring charges in fiscal 2012 and fiscal 2011, respectively. There were no restructuring charges during fiscal 2013.

        CRA is party to standby letters of credit with its bank in support of the minimum future lease payments under leases for office space amounting to $0.4 million as of December 28, 2013.

        See Note 18 for subsequent event related to operating lease obligations.

10.   Net Income (Loss) Per Share

        Basic net income (loss) per share represents net income (loss) divided by the weighted average shares of common stock outstanding during the period. Diluted net income per share represents net income divided by the weighted average shares of common stock and common stock equivalents, if applicable, outstanding during the period. Common stock equivalents arise from stock options and unvested shares of restricted stock, using the treasury stock method. Under the treasury stock method, the amount CRA would receive on the exercise of stock options and the vesting of shares of restricted stock, the amount of compensation cost for future service that CRA has not yet recognized, and the amount of tax benefits that would be recorded in common stock when these stock options and shares of restricted stock become deductible are assumed to be used to repurchase shares at the average share price over the applicable fiscal period, and these repurchased shares are netted against the shares underlying these stock options and these unvested shares of restricted stock. A reconciliation of basic to diluted weighted average shares of common stock outstanding is as follows (in thousands):

	Fiscal Year 2013	Fiscal Year 2012	Fiscal Year 2011
Basic weighted average shares outstanding	10,084	10,167	10,555
Common stock equivalents:
Stock options and restricted stock	89	—	184

Diluted weighted average shares outstanding	10,173	10,167	10,739

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        For fiscal 2013, fiscal 2012, and fiscal 2011, certain share-based awards, which amounted to 1,138,411, 1,947,992, and 1,045,351 shares, respectively, were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding because they were anti-dilutive. These share-based awards were anti-dilutive because their exercise price exceeded the average market price over the applicable period. Additionally, approximately 140,000 common stock equivalents were excluded from diluted weighted average shares outstanding for fiscal 2012 because they were anti-dilutive as CRA had a net loss for that period.

11.   Common Stock

        Share-Based Compensation.    Approximately $2.9 million, $4.9 million, and $5.7 million of share-based compensation expense was recorded in fiscal 2013, fiscal 2012, and fiscal 2011, respectively, as an increase to common stock for share-based payment awards made to CRA's employees and directors, based on the estimated grant date fair values of stock options and shares of restricted stock vesting during the period.

        CRA also recorded $147,000, $79,000, and $34,000 for fiscal 2013, fiscal 2012, and fiscal 2011, respectively, in shared-based compensation expense for grants to non-employee experts.

        Restricted Share Vesting.    In fiscal 2013, fiscal 2012, and fiscal 2011, 134,384, 216,528, and 164,086 shares of restricted stock vested, respectively. CRA redeemed 37,642, 69,207, and 50,724 of these shares from their holders in order to pay $0.7 million, $1.4 million, and $1.1 million, respectively, of employee tax withholdings.

        Common Stock Repurchases and Retirements.    On July 6, 2010, CRA announced that its Board of Directors approved a share repurchase program of up to $5 million of CRA's common stock. On August 30, 2011, February 22, 2012 and August 10, 2012, the Board of Directors authorized the repurchase of up to an additional $7.5 million, $4.45 million, and $5.0 million, respectively, of CRA's common stock under these programs.

        During fiscal 2013, CRA repurchased and retired 118,968 shares of its common stock under these programs at an aggregate price of approximately $2.2 million, resulting in approximately $1.4 million available for future repurchases as of December 28, 2013. During fiscal 2012, CRA repurchased and retired 466,109 shares of its common stock under these programs at an aggregate price of approximately $9.1 million. During fiscal 2011, CRA repurchased and retired 398,372 shares of its common stock under these programs at an aggregate price of approximately $9.1 million. CRA records the retirement of its repurchased common stock as a reduction to common stock.

        On February 13, 2014, CRA announced that its Board of Directors approved a share repurchase program of up to an additional $15.0 million of CRA's common stock.

        During fiscal 2013, fiscal 2012, and fiscal 2011, CRA did not repurchase any shares of its common stock from non-employee experts and employees based on contractual rights of first purchase contained in their stock purchase agreement with CRA.

        Exercise of Stock Options.    During fiscal 2013, 13,389 options were exercised for $0.2 million of proceeds. During fiscal 2012, 47,185 options were exercised for $0.6 million of proceeds. During fiscal 2011, 47,009 options were exercised for $0.6 million of proceeds.

        Tax Deficit on Stock Option Exercises and Restricted Share Vesting.    CRA recorded tax deficits on stock options exercises and vesting of shares of restricted stock as a decrease to common stock in fiscal 2013, fiscal 2012, and fiscal 2011, totaling $0.3 million, $0.6 million, and $0.6 million, respectively.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.   Share-Based Compensation

        CRA recorded $2.9 million, $4.9 million, and $5.7 million of compensation expense for fiscal 2013, fiscal 2012, and fiscal 2011, respectively, for share-based awards consisting of stock options, shares of restricted stock and time-vesting restricted stock units issued to employees and directors based on their respective estimated grant date fair values. Compensation expense also includes performance-vesting restricted stock units issued to employees that are accounted for under variable accounting in accordance with ASC Topic 718.

        Compensation expense, net of tax, was $1.9 million, $3.0 million, and $3.5 million in fiscal 2013, fiscal 2012, and fiscal 2011, respectively, for share-based awards made to CRA's employees and directors consisting of stock options, shares of restricted stock, and time-vesting restricted stock units issued to employees and directors based on their respective estimated grant date fair values and for performance-vesting restricted stock units issued to employees that are accounted for under variable accounting.

        In addition, CRA recorded $87,000, $47,000, and $20,000 of share-based compensation expense, net of tax, during fiscal 2013, fiscal 2012, and fiscal 2011, respectively, for share-based awards consisting of stock options and shares of restricted stock issued to non-employees (other than directors).

        The weighted average fair market value using the Black-Scholes option-pricing model of the stock options granted in fiscal 2013, and fiscal 2011 was $7.77 and $10.01, respectively. There were no stock options granted during fiscal 2012. The fair market value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2013	2011
Risk-free interest rate	1.4%	1.0%
Expected volatility	47%	54%
Weighted average expected life (in years)	5.00	5.00
Expected dividends	—	—

        The risk-free interest rate is based on U.S. Treasury interest rates whose term is consistent with the expected life of the stock options. Expected volatility and expected life are based on CRA's historical experience. Expected dividend yield was not considered in the option-pricing formula because CRA does not pay dividends and has no current plans to do so in the future. The forfeiture rate used was based upon historical experience. CRA may adjust the estimated forfeiture rate based upon actual experience.

        CRA maintains share-based compensation plans that use restricted stock, stock options, restricted stock units, as well as an employee stock purchase plan, to provide incentives to its directors, employees and independent contractors.

        CRA's Amended and Restated 2006 Equity Incentive Plan, as amended (the "2006 Incentive Plan"), authorizes the grant of a variety of incentive and performance awards to CRA's directors, employees and independent contractors, including incentive stock options, nonqualified stock options, restricted stock awards, restricted stock unit awards, performance awards and other share-based awards. Each share of CRA's common stock issued pursuant to an award (other than a stock option) granted under the 2006 Incentive Plan on or after April 30, 2010 counts as 1.83 shares against the maximum number of shares issuable under the plan, as does any restricted stock unit or other performance award granted under the plan on or after April 30, 2010 to the extent that shares of CRA's common stock were or will be used for measurement purposes. This "fungibility ratio" with respect to shares of CRA's common stock issued pursuant to awards (other than stock options) granted under the plan, as well as

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

restricted stock unit and other performance awards granted under the plan to the extent that shares of CRA's common stock are used for measurement purposes, was 2.2 for grants made on or after March 12, 2008 and before April 30, 2010 and 1.8 for grants made before March 12, 2008. The maximum number of shares issuable under the 2006 Incentive Plan is 4,874,000, consisting of (1) 500,000 shares initially reserved for issuance under the 2006 Incentive Plan, (2) 1,000,000 shares that either remained for future awards under our 1998 Incentive and Nonqualified Stock Option Plan (the "1998 Plan") on April 21, 2006, the date CRA's shareholders initially approved the 2006 Incentive Plan, or were subject to stock options issued under the 1998 Plan that were forfeited or terminated after April 21, 2006, (3) 210,000 shares approved by CRA's shareholders in 2008, (4) 1,464,000 shares approved by CRA's shareholders in 2010, and (5) the 1,700,000 shares that CRA has determined to use of the 2,500,000 shares approved by CRA's shareholders in 2012.

        During fiscal 2009, CRA implemented a long-term incentive program ("LTIP") for certain key employees. Under this program, participants may receive a mixture of stock options, restricted stock units, and performance-vesting restricted stock units. The program is designed to reward key employees and provide participants the opportunity to share in the long-term growth of CRA. CRA has granted options, restricted stock units, and performance-vesting restricted stock units under this program during fiscal 2009 through fiscal 2013, except fiscal 2012. The awards were granted under the 2006 Incentive Plan and are included in the discussion below. The following is a rollforward of the maximum number of shares issuable under the 2006 Incentive Plan as of December 28, 2013:

	Actual Shares	Shares Using Fungibility Ratio
Maximum shares of common stock issuable under the 2006 Incentive Plan		4,874,000
Restricted shares or units granted/reserved through March 12, 2008	471,827	(849,289)
Restricted shares or units granted/reserved from March 12, 2008 to April 29, 2010	352,932	(776,450)
Restricted shares or units granted/reserved on or after April 30, 2010	1,196,776	(2,190,100)
Cancellation of restricted shares or units through March 12, 2008	91,277	164,299
Cancellation of restricted shares or units from March 12, 2008 to April 29, 2010	91,964	202,321
Cancellation of restricted shares or units on or after April 30, 2010	302,374	553,345
Options granted		(916,118)
Options cancelled		183,208
Options forfeited		10,000

Shares available for grant under the 2006 Incentive Plan		1,255,216

        Under the 1998 Plan, 3,839,216 options to purchase shares have been granted. With the adoption of the 2006 Incentive Plan, no new options will be granted under the 1998 Plan. Under the terms of the 1998 Plan, options have been granted at an exercise price equal to the fair market value of the shares of common stock at the date of grant. Vesting terms were determined at the discretion of the Board of Directors and generally range from immediate vesting to vesting at various rates up to five years. In general, stock options terminate 7 to 10 years after the date of grant.

        In addition, under CRA's 2004 Nonqualified Inducement Stock Option Plan, options to purchase 359,420 shares have been granted. With the adoption of the 2006 Incentive Plan, no new stock options will be granted under the 2004 Nonqualified Inducement Stock Option Plan.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Under CRA's 2009 Nonqualified Inducement Stock Option Plan, options to purchase 200,000 shares have been granted. There are a maximum of 250,000 shares available for issuance pursuant to stock option grants under the 2009 Nonqualified Inducement Stock Option Plan. There are an additional 50,000 stock options available for grant under this plan. Each stock option vests over four years, has a term of seven years, and an exercise price equal to $50.00 per share.

        A summary of option activity from all plans is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 29, 2012	1,169,478	$32.33
Fiscal 2013:
Granted	262,463	18.48
Exercised	(13,389)	15.44
Forfeited	(126,203)	24.84

Outstanding at December 28, 2013	1,292,349	30.43	3.38	$585

Options exercisable at December 28, 2013	890,671	$35.28	2.15	$—

        The aggregate intrinsic value of stock options exercised in fiscal 2013, fiscal 2012, and fiscal 2011 was approximately $0.1 million, $0.4 million, and $0.6 million, respectively. The following table summarizes stock options outstanding and stock options exercisable as of December 28, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 28, 2013	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number Exercisable at December 28, 2013	Weighted-Average Exercise Price
$18.48	262,463	6.90	$18.48	—	$—
$18.49 - 22.81	350,385	4.39	$21.67	217,170	$21.62
$22.82 - 29.07	116,062	2.53	$25.05	110,062	$25.05
$29.08 - 32.09	53,502	0.35	$32.00	53,502	$32.00
$32.10 - 32.26	148,623	0.37	$32.26	148,623	$32.26
$32.27 - 48.85	70,250	1.41	$39.65	70,250	$39.65
$48.86 - 50.00	150,000	2.52	$50.00	150,000	$50.00
$50.01 - 53.72	141,064	1.20	$50.87	141,064	$50.87

Total	1,292,349	3.38	$30.43	890,671	$35.28

        The following table summarizes the status of CRA's non-vested stock options since December 29, 2012:

	Non-vested Options
	Number of Shares	Weighted-Average Fair Value
Non-vested at December 29, 2012	301,576	$8.89
Granted	262,463	7.77
Vested	(148,616)	8.82
Forfeited	(13,745)	9.70

Non-vested at December 28, 2013	401,678	$8.16

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The total fair value of stock options that vested during fiscal 2013, fiscal 2012, and fiscal 2011 was $1.3 million, $1.5 million, and $1.1 million, respectively. As of December 28, 2013, there was $3.0 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock options granted. That cost is expected to be recognized over a weighted-average period of 2.9 years.

        CRA grants restricted stock and time-vesting restricted stock unit awards, which are subject to the execution of a restricted stock agreement or restricted stock unit agreement, as applicable. Generally, shares of restricted stock and time-vesting restricted stock units vest in four equal annual installments beginning on the first anniversary of the date of grant. Total unrecognized compensation cost, net of expected forfeitures, related to restricted stock and time-vesting restricted stock unit awards as of December 28, 2013 was $4.7 million, which is expected to be recognized over a weighted-average period of 2.8 years.

        The following table summarizes the status of CRA's non-vested restricted stock and time-vesting restricted stock unit awards since December 29, 2012:

	Non-vested Restricted Stock and Stock Units
	Number of Shares	Weighted-Average Fair Value
Non-vested at December 29, 2012	299,133	$22.49
Granted	155,403	18.50
Vested	(134,384)	22.73
Forfeited	(11,114)	22.14

Non-vested at December 28, 2013	309,038	$20.39

        As of December 28, 2013, there were 175,277 vested shares outstanding that include a right of first refusal provision in favor of CRA. As of December 28, 2013, there were 236,062 stock options exercisable that include this right of first refusal provision.

        Performance share awards are valued based on the fair value of CRA's stock as of the grant date and expense is recognized based on the number of shares expected to vest under the terms of the award under which they are granted. As of December 28, 2013, up to approximately 219,000 shares will become issuable under performance share awards upon achievement of certain financial performance goals, including revenue and profits, for a measurement period falling within the first quarter of fiscal 2014 through the fourth quarter of fiscal 2015.

        CRA adopted its 1998 Employee Stock Purchase Plan. The Stock Purchase Plan authorizes the issuance of up to an aggregate of 243,000 shares of common stock to participating employees at a purchase price equal to 85% of fair market value on either the first or the last day of the one-year offering period under the Stock Purchase Plan. In fiscal 2013, fiscal 2012, and fiscal 2011, there were no offering periods under the Stock Purchase Plan and no shares were issued.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   Business Segment and Geographic Information

        CRA operates in one business segment, which is consulting services. Revenue and long-lived assets by country, based on the physical location of the operation to which the revenues or the assets relate, are as follows (in thousands):

	Fiscal Year	Fiscal Year	Fiscal Year
	2013 (52 weeks)	2012 (52 weeks)	2011 (52 weeks)
Revenue:
United States	$216,815	$207,779	$224,661
United Kingdom	46,987	51,059	58,426
Other	14,630	11,552	22,141

Total foreign	61,617	62,611	80,567

	$278,432	$270,390	$305,228

	December 28, 2013	December 29, 2012
Long-lived assets (property and equipment, net):
United States	$13,657	$15,442
United Kingdom	1,911	2,452
Other	87	86

Total foreign	1,998	2,538

	$15,655	$17,980

14.   Income Taxes

        The components of income (loss) before (provision) benefit for income taxes are as follows (in thousands):

	Fiscal Year	Fiscal Year	Fiscal Year
	2013 (52 weeks)	2012 (52 weeks)	2011 (52 weeks)
Income (loss) before (provision) benefit for income taxes:
U.S.	$13,659	$(27,290)	$26,150
Foreign	4,259	(30,733)	1,933

Total	$17,918	$(58,023)	$28,083

        The components of income tax provision (benefit) have been recorded in CRA's financial statements as follows (in thousands):

	Fiscal Year	Fiscal Year	Transition Period
	2013 (52 weeks)	2012 (52 weeks)	2011 (52 weeks)
Income tax provision (benefit)	$6,683	$(5,180)	$11,138
Tax deficit on stock option exercises and restricted share vesting charged directly to common stock	254	576	639

	$6,937	$(4,604)	$11,777

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The provision (benefit) for income taxes consists of the following (in thousands):

	Fiscal Year	Fiscal Year	Fiscal Year
	2013 (52 weeks)	2012 (52 weeks)	2011 (52 weeks)
Currently payable:
Federal	$1,241	$3,637	$15,964
Foreign	1,264	50	309
State	254	1,015	3,604

	2,759	4,702	19,877
Deferred:
Federal	3,592	(8,163)	(6,829)
Foreign	(238)	21	(286)
State	570	(1,740)	(1,624)

	$3,924	$(9,882)	$(8,739)

	$6,683	$(5,180)	$11,138

        A reconciliation of CRA's tax rates with the federal statutory rate is as follows:

	Fiscal Year	Fiscal Year	Fiscal Year
	2013	2012	2011
Federal statutory rate	35.0%	(35.0)%	35.0%
State income taxes, net of federal income tax benefit	4.4	(1.3)	7.0
Goodwill impairment	—	20.6	—
Foreign losses benefited	(2.8)	(0.1)	(3.0)
Losses not benefited	0.3	4.2	—
Foreign rate differential	(0.4)	2.1	0.9
Foreign tax credit	(0.1)	(0.5)	(1.4)
Uncertain tax positions	(2.1)	—	—
Impact of NeuCo's tax provision charges	1.5	0.1	1.2
Permanently disallowed expenses	1.6	1.0	1.5
Other	(0.1)	—	(1.5)

	37.3%	(8.9)%	39.7%

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The components of CRA's deferred tax assets (liabilities) are as follows (in thousands):

	December 28, 2013	December 29, 2012
Deferred tax assets:
Accrued compensation and related expense	$21,064	$16,743
Tax basis in excess of financial basis of net accounts receivable	2,363	2,382
Net operating loss carryforwards	5,421	6,682
Tax basis in excess of financial basis of fixed assets	1,489	978
Excess tax over book amortization	—	5,926
Accrued expenses and other	902	2,565

Total gross deferred tax assets	31,239	35,276
Less: valuation allowance	(6,101)	(7,287)

Total deferred tax assets net of valuation allowance	25,138	27,989
Deferred tax liabilities:
Tax basis in excess of financial basis of debentures	5,024	6,371
Excess book over tax amortization	2,938	—

Total deferred tax liabilities	7,962	6,371

Net deferred tax assets	$17,176	$21,618

        In general, a valuation allowance is recorded against deferred tax assets because CRA's management believes, after considering the available evidence, that it is more likely than not that the assets will not be realized. Reductions in valuation allowances are a result of management's consideration of historical profitability, future expected results and the nature of the related deferred tax assets. The net change in the total valuation allowance for fiscal 2013 was a decrease of approximately $1.2 million compared to fiscal 2012. The $1.2 million decrease was related to the recording of a $1.4 million increase to a deferred tax liability in fiscal 2013 associated with goodwill and a corresponding decrease to valuation allowance and to the utilization of $0.6 million of certain prior net operating losses, offset partially by additional valuation allowances recorded against certain net deferred assets including foreign net operating losses of $0.4 million and NeuCo net operating losses of $0.4 million. The net change in the total valuation allowance for fiscal 2012 was an increase of approximately $2.3 million compared to fiscal 2011. The net change was related to the recording of additional valuation allowances against certain foreign net deferred assets including foreign net operating losses of $2.5 million reduced by the utilization of $0.2 million of certain prior net operating losses. The ultimate realization of deferred tax assets that continue to be subject to valuation allowances is dependent upon the generation of future taxable income during the periods and in the tax jurisdictions in which those temporary differences become deductible.

        At December 28, 2013 CRA had $11.8 million of foreign net operating loss carry forwards and $0.4 million in U.S. state net operating loss carryforwards. NeuCo has net operating loss carryforwards for U.S. federal and U.S. state tax purposes of $6.1 million which are subject to a full valuation allowance and begin to expire in 2021. NeuCo files a separate U.S. federal tax return and none of its losses are available to offset CRA's consolidated taxable income. The foreign operating losses have an indefinite life, except for $0.2 million that will begin to expire in 2016.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The aggregate changes in the balances of gross unrecognized tax benefits were as follows (in thousands):

	December 28, 2013	December 29, 2012
Balance at beginning of period	$3,032	$943
Additions for tax positions taken during prior years	372	2,344
Settlements with tax authorities	(3,032)	(255)

Balance at end of the period	$372	$3,032

        CRA files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. A number of years may elapse before an uncertain tax position, for which CRA has unrecognized tax benefits, is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, CRA believes that its unrecognized tax benefits reflect the most likely outcome. CRA adjusts these unrecognized tax benefits, and the associated interest, in light of changing facts and circumstances. At the end of fiscal 2013, CRA had $67,000 of interest on its unrecognized tax benefit balance. CRA reports accrued interest and penalties related to unrecognized tax benefits in income tax expense. Settlement of any particular position could require the use of cash. Of the total $372,000 balance at the end of fiscal 2013, a favorable resolution would result in $47,000 being recognized as a reduction to the effective income tax rate in the period of resolution. It is reasonably likely that $47,000 of unrecognized tax benefits will reverse within the next twelve months.

        The number of years with open tax audits varies depending on the tax jurisdiction. CRA's major taxing jurisdiction is the United States. CRA is no longer subject to U.S. federal examinations by the Internal Revenue Service for years before fiscal 2012. CRA's United Kingdom subsidiary's corporate tax returns are no longer subject to examination by Her Majesty's Revenue and Customs for fiscal years before fiscal 2011. CRA believes its reserves for uncertain tax positions are adequate.

        CRA has not provided for deferred income taxes or foreign withholding taxes on undistributed earnings from its foreign subsidiaries of approximately $3.2 million as of December 28, 2013 because such earnings are considered to be indefinitely reinvested. CRA does not rely on these unremitted earnings as a source of funds for its domestic business as it expects to have sufficient cash flow in the U.S. to fund its U.S. operational and strategic needs. If CRA were to repatriate its foreign earnings that are indefinitely reinvested, it would accrue substantially no additional tax expense.

15.   Related-Party Transactions

        CRA made payments to shareholders of CRA who performed consulting services exclusively for CRA in the amounts of $6.1 million, $5.4 million, and $7.3 million in fiscal 2013, fiscal 2012, and fiscal 2011, respectively. These payments were to exclusive non-employee experts for consulting services performed for CRA's clients in the ordinary course of business.

16.   Restructuring Charges

        CRA did not incur any restructuring charges during fiscal 2013.

        During fiscal 2012, CRA incurred pre-tax restructuring expenses of $6.7 million, of which approximately $5.4 million was for termination benefits, facility-related charges, asset write-downs and other charges in connection with the plan committed to by CRA's management during the third quarter of fiscal 2012 to eliminate and restructure selected practice areas and reduce selling, general and administrative costs. In connection with this plan, CRA eliminated its Chemicals practice and closed its

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Middle East operations. These restructuring actions, along with the repositioning of other select underperforming practice areas, resulted in the reduction of more than 60 consulting positions. Commensurate with these consulting staff reductions, CRA also took significant actions to lower its selling, general and administrative costs by reducing CRA's administrative staff, eliminating excess office space capacity, better rationalizing remaining office space, and lowering administrative spending, particularly related to outside contractors and professional fees. These restructuring actions were designed to intensify the focus of CRA's portfolio, increase the cohesiveness of its services and improve its margins and profitability. The majority of these actions occurred during the third quarter of fiscal 2012, and the remainder was completed during the fourth quarter of fiscal 2012.

        Additionally, during fiscal 2012, CRA entered into an agreement with the landlord of its London, England office to surrender the lease of one of the three floors it leased in the office building in London. Under this agreement, CRA surrendered its lease of this floor on June 30, 2012, instead of on the lease's original termination date of October 2, 2016, and paid the landlord approximately $1.2 million in connection with the surrender. In connection with this surrender, CRA incurred pre-tax restructuring charges of $1.7 million, which included the $1.2 million surrender charge and approximately $0.5 million of fixed asset write-offs and other charges or offsets. During fiscal 2012, CRA also recorded pre-tax restructuring credits of approximately $0.4 million related primarily to adjustments to its leased office space in Houston, TX and Chicago, IL.Of the $6.7 million of restructuring charges recorded during fiscal 2012, approximately $3.8 million was charged to cost of sales, $1.5 million was charged to selling, general and administrative expenses, and $1.4 million was charged to depreciation and amortization expense.

        The restructuring expenses and reserve balance are as follows as of December 28, 2013 and December 29, 2012 (in thousands):

	Office Vacancies	Employee Workforce Reduction	Total Restructuring
Balance at December 31, 2011	$3,737	$—	$3,737
Charges incurred during fiscal 2012	2,110	4,618	6,728
Amounts paid, net of amounts received, during fiscal 2012	(3,514)	(3,718)	(7,232)
Non-cash adjustments and effect of foreign currency translation during fiscal 2012	(227)	(27)	(254)

Balance at December 29, 2012	$2,106	$873	$2,979
Charges incurred during fiscal 2013	—	—	—
Amounts paid, net of amounts received, during fiscal 2013	(759)	(729)	(1,488)
Non-cash adjustments and effect of foreign currency translation during fiscal 2013	(177)	(144)	(321)

Balance at December 28, 2013	$1,170	$—	$1,170

        The $1.2 million restructuring liability as of December 28, 2013 is expected to be paid during the period from fiscal 2014 through the third quarter of fiscal 2015.

        On the accompanying balance sheet as of December 28, 2013, the reserve balance of $1.2 million was classified as follows: $0.8 million in "current portion of deferred rent" and $0.4 million in "deferred rent and other non-current liabilities".

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.   Quarterly Financial Data (Unaudited)

	Quarter Ended
	March 30, 2013	June 29, 2013	September 28, 2013	December 28, 2013
	(In thousands, except per share data)
Revenues	$63,130	$65,203	$74,427	$75,672
Gross profit	21,115	20,161	23,850	24,044
Income from operations	3,774	3,170	6,114	5,459
Income before provision for income taxes	3,377	3,368	5,952	5,221
Net income	2,835	1,351	3,333	3,716
Net (income) loss attributable to noncontrolling interest, net of tax	134	58	(63)	6
Net income attributable to CRA International, Inc.	2,969	1,409	3,270	3,722
Basic net income per share	$0.30	$0.14	$0.32	$0.37
Diluted net income per share	$0.29	$0.14	$0.32	$0.37
Weighted average number of shares outstanding:
Basic	9,994	10,100	10,093	10,071
Diluted	10,084	10,188	10,192	10,148

	Quarter Ended
	March 31, 2012	June 30, 2012	September 29, 2012	December 29, 2012
	(In thousands, except per share data)
Revenues	$69,132	$67,813	$65,912	$67,533
Gross profit	22,645	22,365	19,737	23,262
Income (loss) from operations	3,306	2,808	1,035	(64,959)
Income (loss) before (provision) benefit for income taxes	3,253	2,695	1,016	(64,987)
Net income (loss)	436	773	(706)	(53,346)
Net (income) loss attributable to noncontrolling interest, net of tax	83	(54)	(38)	(138)
Net income (loss) attributable to CRA International, Inc.	519	719	(744)	(53,484)
Basic net income (loss) per share	$0.05	$0.07	$(0.07)	$(5.33)
Diluted net income (loss) per share	$0.05	$0.07	$(0.07)	$(5.33)
Weighted average number of shares outstanding:
Basic	10,316	10,242	10,084	10,027
Diluted	10,493	10,381	10,084	10,027

        Earnings per share is calculated for each period, and the sum of the four quarters may not equal the full year amount.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.   Compensation Arrangements

        In connection with an acquisition completed in fiscal 2013, CRA agreed to pay incentive performance awards to certain non-employee experts and employees of the acquired business, if specific performance targets are met from June 2013 through May 2017. Retention of amounts paid is contingent on their continued relationships with CRA through May 2019. The amount of the award could fluctuate depending on future performance through May 2017. Changes in the estimated award are expensed prospectively over the remaining service period.

19.   Subsequent Event

        On February 24, 2014, CRA entered into a new lease with BP Hancock LLC, as landlord, for the 9th and 10th floors (a total of 57,602 square feet) of the same office building at 200 Clarendon Street, Boston, Massachusetts in which CRA's Boston offices are currently located. The lease's base term will expire ten years from the date that CRA begins paying fixed rent under the lease and, subject to certain conditions, will be extendible by CRA for two five-year periods. The annual fixed rent for this office space (which does not include customary operating costs and expenses) will be $42 per square foot, or $2.4 million, for the first year of the lease's base term and will increase at the rate of $1.00 per square foot during the remainder of the lease's base term. The lease gives CRA a right of first refusal to rent certain additional office space in the office building if it becomes available. The performance of our obligations under the lease is secured by a $1 million letter of credit.

        Concurrently with our entering into this new lease, CRA also entered into an amendment of its existing lease with BP Hancock LLC, as landlord, for the office space it currently rents in the office building described above, which currently expires on March 31, 2015. Except with respect to 25,099 square feet of office space covered by this lease, the amendment either extends the term of this lease to, or if prior to March 31, 2015 terminates this lease on, the day prior to the date that CRA begins paying fixed rent under the new lease described above. If the term of the existing lease is extended, the amendment provides that the base rent payable under this lease during the extension period will be $2.4 million per year.

        CRA currently expects that the term of the new lease will commence, and the relocation of its Boston offices to the 9th and 10th floors of the office building at 200 Clarendon Street, Boston, Massachusetts will occur, sometime in the second quarter of fiscal 2015.