Form 10-K/A
period 2013-12-28
CRA INTERNATIONAL, INC.
filed 2014-04-25
CIK 1053706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the stock held by non-affiliates of the registrant as of June 29, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing sale price of $18.47 as quoted on the NASDAQ Global Select Market as of the last trading day before that date, was approximately $182.0 million. Outstanding shares of common stock beneficially owned by executive officers and directors of the registrant and certain related entities have been excluded from this computation because these persons may be deemed to be affiliates. The fact that these persons have been deemed affiliates for purposes of this computation should not be considered a conclusive determination for any other purpose.

As April 24, 2014, CRA had outstanding 10,030,617 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2013 (the “Original Report”) is to amend Part III, Items 10 through 14, of the Original Report, which was filed with the U.S. Securities and Exchange Commission on March 13, 2014, to include information previously omitted from the Original Report in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after the end of the fiscal year.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 contains new certifications by our principal executive officer and principal financial officer, which are being filed or furnished, as applicable, as exhibits to this Amendment No. 1. Therefore, we are also amending Part IV, Item 15 of the Original Report to include these exhibits.

This amendment is not intended to update or modify any other information presented in the Original Report, including with respect to events occurring subsequent to the March 13, 2014 filing date of the Original Report.  Accordingly, this Amendment No. 1 on Form 10-K/A should be read in conjunction with the Original Report and our other filings with the SEC.

CRA INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 28, 2013

PART III

Item 10—Directors, Executive Officers and Corporate Governance

Directors and executive officers

Set forth below are the names and certain biographical information regarding our directors and our executive officers as of April 24, 2014.

Name	Age	Position
Rowland Moriarty (1)(2)(3)	67	Chairman of the board
Paul Maleh (3)	50	President, chief executive officer and director
Wayne Mackie	65	Executive vice president, treasurer and chief financial officer
Arnold Lowenstein	60	Executive vice president and chief strategy officer
William Concannon (1)(4)	58	Director
Ronald Maheu (1)(3)(4)	71	Director
Thomas Robertson (2)	71	Director
Nancy Rose (4)	55	Director
William Schleyer (2)	62	Director

(1)           Member of our nominating and corporate governance committee

(2)           Member of our compensation committee

(3)           Member of our executive committee

(4)           Member of our audit committee

Our board of directors is divided into three classes. The term of one class of directors expires each year at the annual meeting of our shareholders (or any special meeting held in lieu thereof). Each director also continues to serve as a director until his or her successor is duly elected and qualified. Our executive officers are elected by, and serve at the discretion of, our board of directors. There are no family relationships among our directors and executive officers.

Backgrounds and qualifications of directors.  Below we have identified each of our directors by class. In addition, for each director we have included information regarding the director’s business experience, as well as the director’s particular experiences, qualifications, attributes and skills, that led our board of directors to conclude that the director should serve as a member of our board of directors.

Directors serving a term expiring at the 2014 special meeting in lieu of annual meeting (Class I directors).

Rowland T. Moriarty has served as a director since 1986 and as chairman of our board of directors, a non-executive position, since May 2002. From December 1992 until May 2002, Dr. Moriarty served as vice chairman of our board of directors. Dr. Moriarty has been the chief executive officer of Cubex Corporation, an international marketing consulting firm, since 1992. Dr. Moriarty was a professor at Harvard Business School from 1981 to 1992. He received his M.B.A. from the Wharton School in 1970 and his D.B.A. from Harvard University in 1980. He is a director of Staples, Inc., Wright Express Corp. and Virtusa Corporation, and was a director at Trammell Crow Company from 1997 to 2006. The extensive experience, knowledge and perspective Dr. Moriarty has gained across a broad spectrum of industries as a director of these publicly- traded companies, and as an international marketing consultant and a professor of marketing, are significant assets to our board of directors. Dr. Moriarty’s long-standing relationship with us has given him an intimate institutional knowledge of our business, and he has been providing invaluable leadership and guidance to our board of directors for many years.

William Concannon has served as a director since June 2000. Mr. Concannon has served as chief executive officer of Global Corporate Services of CBRE, Inc., a global commercial real estate firm, since July 2012; he served as president of

Global Corporate Services of CBRE from August 2009 until July 2012, and as vice chairman of Global Corporate Services of CBRE from 2006 until August 2009. Mr. Concannon was the first real estate professional inducted into the International Association of Outsourcing Professionals Outsourcing Hall of Fame. Mr. Concannon served as vice chairman, from June 2003, and as director, from 1991, of Trammell Crow Company, a diversified commercial real estate firm, until its acquisition by CB Richard Ellis in December 2006. From February 2001 to June 2003, Mr. Concannon was the president of the global services group of Trammell Crow Company. Mr. Concannon has also served as the president and chief executive officer of Trammell Crow Corporate Services, a real estate company, and, from 2002 to 2006, on the board of directors of FPD Savills, a real estate company based in the United Kingdom. Mr. Concannon received his B.S. in accounting from Providence College in 1977, where he also served on the board of trustees from 2002 until 2010. Our board of directors benefits from Mr. Concannon’s wealth of experience as a senior business executive, his diverse knowledge of business management, his keen perspectives on a wide range of business issues, his deep knowledge of professional services, and his insights derived from having led business services at a large corporation and otherwise being a recognized leader in the business community.

Directors serving a term expiring at the 2015 annual meeting (Class II directors).

Ronald Maheu has served as a director since January 2003. From 2000 to 2004, Mr. Maheu was a lecturer at the Graduate School of Management at Boston University. Mr. Maheu retired in July 2002 from PricewaterhouseCoopers, LLP. Since 2002, Mr. Maheu has been a financial and business consultant. Mr. Maheu was a founding member of Coopers & Lybrand’s board of partners. Following the merger of Price Waterhouse and Coopers & Lybrand in 1998, Mr. Maheu served on both the U.S. and global boards of partners and principals of PricewaterhouseCoopers until June 2001. Mr. Maheu holds an M.B.A. from Boston University and an M.S. in taxation from Bentley College. He is also a director of Wright Express Corp. and Virtusa Corporation, and was a director of Enterasys Networks, Inc. from 2003 to 2006. As is evident from his background, Mr. Maheu provides our board of directors and our audit committee with a high level of expertise in the areas of accounting, auditing and finance, as well as a highly developed grasp of the professional services industry, gained not only from being a former partner at and senior executive of an international accounting firm, but also from his experience as a member of the boards of directors and audit committees of several publicly-traded companies. Mr. Maheu is an audit committee financial expert under the rules of the Securities and Exchange Commission.

Nancy Rose has served as a director since March 2004. Dr. Rose joined the faculty of the Massachusetts Institute of Technology’s Economics Department in 1994, where she presently is the Charles P. Kindleberger Professor of Applied Economics and associate department head. She has been a director of the National Bureau of Economic Research research program in Industrial Organization since 1991. From 1985 to 1997, she held various faculty positions at the Massachusetts Institute of Technology’s Sloan School of Management, including professor of management and economics from 1995 to 1997. She received her Ph.D. in economics from the Massachusetts Institute of Technology in 1985. Dr. Rose is a director of the Whitehead Institute for Biomedical Research and chair of its finance committee, and a former director of the Sentinel Group Funds, Inc. Our board of directors values Dr. Rose’s significant expertise in various aspects of economics, management and finance, as well as her experience derived from the other boards of directors on which she has served. In addition, Dr. Rose’s academic background gives her a unique perspective on a number of the challenges we face, including our market for consulting staff and senior consultants.

Directors serving a term expiring at the 2016 annual meeting (Class III directors).

Paul Maleh, who joined us in 1989, has served as our president and chief executive officer and as a director since November 29, 2009. Mr. Maleh served as our chief operating officer from October 2008 through November 28, 2009, and as our executive vice president from October 2006 to November 28, 2009. From December 2006 to January 2009, he served as head of our finance platform. Mr. Maleh also directed our finance practice from 2000 to December 2006 and served as a vice president from 1999 to October 2006. Mr. Maleh received his M.B.A. from Northeastern University. As our chief executive officer, Mr. Maleh brings to our board of directors valuable leadership experience and a deep and thorough understanding of our business and operations, the day-to-day management of our business, and our industry as a whole.

Thomas Robertson has served as a director since July 2009. Since 2007, Dr. Robertson has been dean of the Wharton School and Reliance Professor of Management and Private Enterprise at the University of Pennsylvania. From 2006 to 2007, Dr. Robertson was special assistant to Emory University’s president on issues of international strategy and a founding director of the Institute for Developing Nations established jointly by Emory University and The Carter Center in fall 2006. From 1998 until 2007, Dr. Robertson was dean of Emory University’s Goizueta Business School and, from 1994 until 1998, he was the Sainsbury Professor and chair of marketing and deputy dean of the London Business School. From 1971 to 1994, Dr. Robertson was a member of the faculty at the Wharton School. Dr. Robertson received his M.A. and Ph.D. in marketing from Northwestern University in 1966 and his B.A. from Wayne State University in 1963. He is a director and member of the audit committee of The Carlyle Group, L.P., a publicly-traded global asset management firm. Dr. Robertson’s position as a professor of management and private enterprise at the Wharton School puts him in touch with the leading edge of business methods and thinking, which he applies to the issues we face, and allows him to provide our board of directors with invaluable insights and advice regarding strategic and management issues. Our board of directors also benefits from Dr. Robertson’s extensive background in and knowledge of consumer services and academia.

William Schleyer has served as a director since January 2008. Mr. Schleyer served as chairman and chief executive officer of Adelphia Communications Corporation from March 2003 until it emerged from bankruptcy in February 2007. Adelphia was already involved in bankruptcy proceedings at the time Mr. Schleyer became its chairman and chief executive officer. Prior to joining Adelphia, Mr. Schleyer was president and chief executive officer of AT&T Broadband from October 2001 until February 2003 and a principal in Pilot House Ventures, a telecommunications venture capital company, from 1997 to 2001. From 1978 to 1997, Mr. Schleyer served in various positions at Continental Cablevision Corporation, including as its president and chief operating officer from 1993 to 1997. Mr. Schleyer received his M.B.A. from Harvard University in 1977 and his B.S. in mechanical engineering from Drexel University in 1973. Mr. Schleyer served as a director of Rogers Communications, a diversified Canadian communications and media company, from August 1998 until January 27, 2013. Our board of directors benefits from the viewpoint Mr. Schleyer brings as a veteran business executive with experience at the most senior levels across a diverse spectrum of companies, as well as an extensive background in and knowledge of consumer services. Mr. Schleyer also brings extensive insight into corporate governance matters, derived from serving as a director for a number of other companies.

Backgrounds of executive officers.  Below we have identified our executive officers (other than Mr. Maleh, our president and chief executive officer, who is a class III director identified above) and provided a description of their business experience.

Arnold Lowenstein, who joined us in June 1993, has served as our executive vice president and chief strategy officer since October 2006. Mr. Lowenstein also served as a group vice president and co-head of our business consulting practice from 2001 through fiscal year 2006. Mr. Lowenstein received his M.A. in industrial economics from the University of British Columbia.

Wayne Mackie has served as our executive vice president since October 2006 and as our chief financial officer and treasurer since July 2005. From July 2005 to October 2006, Mr. Mackie also served as our vice president. Mr. Mackie has been a member of the board of directors and chairman of the audit committee of Exa Corporation since 2008. Prior to joining us, Mr. Mackie had been a member of the board of directors of Novell, Inc. since June 2003. From 1972 through December 2002, Mr. Mackie was with Arthur Andersen, LLP, where he became a partner in 1983. Since leaving Arthur Andersen, he has served as a consultant to a number of organizations. Mr. Mackie, who is a CPA, received an M.S. from the Wharton School of the University of Pennsylvania and a B.S. from Babson College. Mr. Mackie is a trustee of the Massachusetts Eye and Ear Infirmary.

Corporate Governance

Audit Committee

Our board of directors has established a standing audit committee. The board has adopted a charter for our audit committee, which is available through the Investor Relations page of our website at www.crai.com. Our audit committee is currently, and was during fiscal 2013, composed of Dr. Rose and Messrs. Concannon and Maheu. Our audit committee provides the opportunity for direct contact between the members of our board of directors and our independent registered public accountants, who report directly to the committee. The committee assists our board of directors in overseeing the integrity of our financial statements; our compliance with legal and regulatory requirements; and our independent registered public accountants’ qualifications, independence and performance. The committee is directly responsible for appointing, determining the compensation of, evaluating and, when necessary, terminating our independent registered public accountants. The committee is also responsible for reviewing and assessing the adequacy of the charter by which it is governed on an annual basis. Our audit committee has adopted procedures for the treatment of complaints regarding accounting, internal accounting controls or auditing matters, including procedures for the confidential and anonymous submission by our directors, officers, employees and outside consultants of concerns regarding questionable accounting, internal accounting controls or auditing matters. Our audit committee is also responsible for reviewing and, if appropriate, approving related-party transactions. Our audit committee has the authority to retain independent advisors and consultants, with all fees and expenses paid by us. Our board of directors has determined that Mr. Maheu is an audit committee financial expert under the rules of the Securities and Exchange Commission, and that all of the members of our audit committee are independent under the rules of the NASDAQ Stock Market.

Code of Ethics

In designing our corporate governance structure, we seek to identify and implement the practices that we believe will best serve the interests of our business and shareholders, including the practices mandated by the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the related rules of the Securities and Exchange Commission and the NASDAQ Stock Market. You can find our current corporate governance principles, including our code of business conduct and ethics and the charters for the standing committees of our board of directors, through the Investor Relations page of our website at www.crai.com. Our code of business conduct and ethics applies not only to our principal executive officer, principal financial officer and principal accounting officer, but also to all of our other executive officers and employees, directors and outside consultants. Our code of business conduct and ethics includes, among other things, provisions covering compliance with laws and regulations, conflicts of interest, insider trading, fair dealing, proper use of our assets, confidentiality, health and safety, discrimination and harassment, accounting and record keeping, and the reporting of illegal or unethical behavior. We intend to continue to modify our policies and practices to address ongoing developments in the area of corporate governance, including those resulting from the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. SEC regulations require officers, directors and greater-than-ten-percent shareholders to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during fiscal 2013 and Forms 5 and amendments thereto furnished to us with respect to fiscal 2013, or written representations that a Form 5 was not required for fiscal 2013, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater-than-ten-percent shareholders were fulfilled in a timely manner.

Item 11—Executive Compensation

Director compensation

We pay our non-employee directors, who consist of all our directors other than our chief executive officer, an annual fee of $75,000 for their services as directors. We pay an annual fee of $25,000 to the chair of our audit committee, $20,000 to the chair of our compensation committee, $10,000 to the chairs of our executive committee and our nominating and corporate governance committee, and $5,000 to each non-employee director who serves as a member, but not the chair, of any committee for service on each committee above one. Our chairman also receives an annual fee of $150,000, as well as office space, support services and healthcare benefits, for his services as chairman of our board of directors. Directors who are employees do not receive separate fees for their service as directors. All of the payments described in this paragraph are made in cash.

Under the terms of our 2006 equity incentive plan, each director who is not employed by, and does not provide independent contractor services as a consultant or advisor to, us or our subsidiaries receives the automatic restricted stock awards described below. We refer to these directors as our “outside directors.” Currently, our outside directors are Drs. Moriarty, Robertson and Rose and Messrs. Concannon, Maheu and Schleyer. Each outside director who is re-elected as a director at, or whose term as a director continues after, the annual meeting of our shareholders (or any special meeting in lieu thereof) receives, on the date of the meeting, a restricted stock award, vesting in four equal annual installments beginning on the first anniversary of the date of grant, valued at $75,000 based on the closing price of our common stock as of the date of the meeting. Each person who is first elected as an outside director at the annual meeting of our shareholders (or any special meeting in lieu thereof) receives, on the date of his or her election, a restricted stock award, vesting in four equal annual installments beginning on the first anniversary of the date of grant, in an amount to be determined by our board of directors.

In fiscal 2013, we gave the following grants to our directors in accordance with the terms of our 2006 equity incentive plan. In connection with the special meeting in lieu of annual meeting of our shareholders held on May 23, 2013, each of Drs. Moriarty, Rose and Robertson and Messrs. Concannon, Maheu and Schleyer received a restricted stock award of 4,030 shares of our common stock. Each of these restricted stock awards vests in four equal annual installments, beginning on May 23, 2014.

The following table provides information regarding the compensation earned by our non-employee directors in fiscal 2013.

Non-Employee Director Compensation Table for Fiscal 2013

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Option Awards ($)(3)	Total ($)
Rowland Moriarty	245,000	74,999	—	319,999
William Concannon	90,000	74,999	—	164,999
Ronald Maheu	110,000	74,999	—	184,999
Thomas Robertson	75,000	74,999	—	149,999
Nancy Rose	75,000	74,999	—	149,999
William Schleyer	95,000	74,999	—	169,999

(1)                                 Amounts reflect the aggregate grant date fair values of grants of restricted stock made to each of our non-employee directors on May 23, 2013, under our 2006 equity incentive plan. These grant date fair values were computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, “Compensation-Stock Compensation” (“ASC Topic 718”), excluding the effect of estimated forfeitures, based on the closing market price of our common stock on the date of grant. Additional details on accounting for share-based compensation can be found in note 1, “Summary of Significant Accounting Policies—Share-Based Compensation,” and note 12, “Share-Based Compensation,” to our consolidated financial statements in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2014.

(2)                                 As of December 28, 2013, each non-employee director held the number of outstanding unvested shares of restricted stock set forth in the table below.

Name	Shares (#)
Rowland Moriarty	9,446
William Concannon	9,446
Ronald Maheu	9,446
Thomas Robertson	9,446
Nancy Rose	9,446
William Schleyer	9,446

(3)                                 As of December 28, 2013, each non-employee director held outstanding stock options to purchase the number of shares of our common stock set forth in the table below.

Name	Shares (#)
Rowland Moriarty	10,000
William Concannon	10,000
Ronald Maheu	10,000
Thomas Robertson	—
Nancy Rose	20,000
William Schleyer	—

Director stock ownership guidelines

The current policy of our board of directors is that our outside directors should acquire and obtain shares of our common stock (whether or not vested) with an aggregate value equal to at least 300% of the director’s annual fee (currently $75,000) for serving on our board of directors. If an outside director has not achieved, or is not maintaining, this threshold, the director is required to hold 50% of the total shares of our common stock received by him or her upon the vesting of shares of restricted stock or the exercise of stock options, net of any shares sold to fund the exercise prices of option exercises or any tax withholding.

Compensation committee interlocks and insider participation

Our board of directors has established a standing compensation committee. The board has adopted a charter for our compensation committee, which is available through the Investor Relations page of our website at www.crai.com. Our compensation committee is currently, and was during fiscal 2013, composed of Drs. Moriarty and Robertson and Mr. Schleyer. Our compensation committee’s responsibilities include providing recommendations to our board of directors regarding the compensation levels of our directors; reviewing and approving, or recommending for approval by our board of directors, the compensation levels of our executive officers; providing recommendations to our board of directors regarding our compensation programs; administering our employee benefit plans, including all incentive compensation plans and equity based plans; authorizing grants under our stock option plans and other equity based plans; and authorizing other equity compensation arrangements. The committee is directly responsible for appointing, determining the compensation of, evaluating and, when necessary, terminating our compensation consultant, as well as evaluating the independence of any legal counsel or other advisor engaged by the committee. The committee is also responsible for reviewing and assessing the adequacy of the charter by which it is governed on an annual basis. Our audit committee has the authority to retain independent advisors and consultants, with all fees and expenses paid by us. Our board of directors has determined that all of the members of our compensation committee are independent under the rules of the NASDAQ Stock Market.

The members who served on our compensation committee during fiscal 2013 were Drs. Moriarty and Robertson and Mr. Schleyer. None of these members was one of our officers or employees during fiscal 2013, and none of these members is one of our former officers. None of our executive officers serves (or served during fiscal 2013) on the board of directors or compensation committee of an entity that has one or more executive officers serving (or who served during fiscal 2013) on our board of directors or compensation committee.

Compensation processes and procedures

Role of our compensation committee and chief executive officer.  The compensation committee established by our board of directors is currently composed of Mr. Schleyer, who is the chairman, and Drs. Moriarty and Robertson, all of whom are independent directors (within the rule of the NASDAQ Stock Market) and outside directors (within the meaning of Section 162(m) of the Internal Revenue Code). Our compensation committee is governed by a written charter adopted by our board of directors. A copy of our compensation committee charter is available through the Investor Relations page of our website at www.crai.com. Under the charter, our compensation committee is responsible for recommending to our board of directors the compensation philosophy and policies that we should follow, particularly with respect to the compensation of our senior management. The committee is responsible for:

•                  reviewing and approving, or recommending for approval by our board of directors, the compensation of our executive officers, including our chief executive officer;

•                  setting, in consultation with management, as applicable, and, if desired by the committee, our compensation consultant, the corporate and individual performance criteria, performance targets and payment formulas of executive cash and equity incentive compensation, and overseeing the evaluation of our executive officers in light of those criteria and targets;

•                  administering, reviewing and making recommendations to our board of directors with respect to our employee benefit plans, including our incentive compensation plans and our equity-based plans;

•                  appointing, determining the compensation of, evaluating and, when necessary, terminating our compensation consultant, as well as evaluating the independence of any compensation consultant, legal counsel or other advisor engaged by the committee;

•                  reviewing and assessing the adequacy of its charter on an annual basis;

•                  evaluating whether or not our compensation practices and policies create unnecessary or excessive risks; and

•                  reviewing and discussing with management our disclosures to be included in our annual proxy statement and annual report on Form 10-K regarding executive compensation, including the sections of this annual report entitled “Compensation discussion and analysis” and “Compensation policies and practices as they relate to risk management” below.

When developing recommendations for the compensation of our executive officers other than our chief executive officer, the committee also takes into account recommendations made by our chief executive officer. Our chief executive officer is not permitted to be present when our compensation committee is deliberating on our chief executive officer’s compensation.

Compensation consultant.  Our compensation committee has the authority to engage and receive advice from external compensation consultants, with all fees and expenses paid by us. In fiscal 2013, the committee engaged and received advice from Semler Brossy Consulting Group, LLC, or “Semler Brossy.” Semler Brossy reports directly to the committee and provides services only as directed by the committee. Our compensation committee has reviewed Semler Brossy’s policies regarding independence and conflicts of interest and assessed Semler Brossy’s independence based on, among other things, this review and consideration of the other factors required by the rules of the Securities Exchange Act of 1934, as amended, and the NASDAQ Stock Market. Based on this review and consideration, the committee has determined that Semler Brossy is independent from us and that the services provided to us by Semler Brossy in fiscal 2013 raised no conflicts of interest. There were no fees paid to Semler Brossy for services that were not related exclusively to executive compensation in fiscal 2013. In prior years, our compensation committee has engaged Semler Brossy to provide the committee with information relating to the compensation levels and practices of our peers, to discuss various possible incentive compensation arrangements and structures, and to provide advice regarding the general design of our executive compensation. Because the committee made the determination to maintain named executive officer salaries for fiscal 2013 at their fiscal 2012 levels, in fiscal 2013 Semler Brossy did not assist the committee in setting salaries or provide to the committee information about the compensation practices of our peers. In fiscal 2013, Semler Brossy’s activities were limited to the review of our compensation discussion and analysis disclosure included in the proxy statement for our 2013 special meeting in lieu of annual shareholders meeting. We expect that our compensation committee will engage Semler Brossy to assist it with the determination of executive compensation in the future.

Although Semler Brossy does not generally participate in meetings of our compensation committee, Semler Brossy may participate, by invitation, in portions of some of the meetings of our compensation committee, including some of the executive sessions without any members of management present. In addition, the chair of our compensation committee and, with respect to the compensation of our other executive officers, our chief executive officer at the direction of our compensation committee may consult with Semler Brossy outside of these meetings.

Compensation discussion and analysis

This compensation discussion and analysis describes the material elements of our compensation programs as they relate to our named executive officers listed in the following compensation tables. This compensation discussion and analysis focuses on the information for fiscal 2013 contained in these tables and their related footnotes and narrative disclosures, but also describes other arrangements and actions taken since the end of fiscal 2013 to the extent that these descriptions enhance the understanding of our executive compensation for fiscal 2013. This compensation discussion and analysis includes, in addition to information relating to the individuals serving as our executive officers at the end of fiscal 2013, information relating to Dr. Monica Noether, who stepped down as our chief operating officer and executive vice president on February 7, 2013 to return to a full-time consultant role with us as a leader of our newly expanded health care offering. Although Dr. Noether is no longer one of our executive officers, she is currently treated as a named executive officer for the purposes of disclosure in this annual report and is included in the definition of “named executive officers.” The term “executive officers,” where used below, does not include Dr. Noether.

At a special meeting in lieu of annual meeting of our shareholders held on May 23, 2013, we held a non-binding, advisory shareholder vote on the compensation of our named executive officers as disclosed in the proxy statement filed in connection with that meeting pursuant to Item 402 of Regulation S-K (including in the compensation discussion and analysis, compensation tables and accompanying narrative disclosures), commonly referred to as a “say-on-pay” vote. Our shareholders overwhelmingly approved the compensation of our named executive officers, as over 94.3% of the shares voted at the special meeting on the say-on-pay resolution (excluding abstentions and broker non-votes) were voted in favor of it. As we evaluated our compensation practices and policies for and throughout fiscal 2013, we were mindful of the strong support our shareholders expressed for our philosophy of aligning the compensation of our executive officers with our interests and the interests of our shareholders. As a result, our compensation committee decided to follow the same general approach to executive compensation for fiscal 2013 that it has followed since fiscal 2010, including granting equity awards under our long-term incentive program to our named executive officers and our key generators. Our compensation committee will continue to consider the outcome of our say-on-pay votes when making future compensation decisions for our executive officers.

Executive Summary.  We seek to align the compensation we pay our executive officers with the interests of our shareholders. Our executive officers’ total compensation each fiscal year is generally comprised of a mix of base salary and at-risk compensation consisting of cash incentive bonuses and equity awards. These cash incentive bonuses are based on performance over the fiscal year. Equity awards consist of stock options and restricted stock unit awards subject to vesting over four years, and performance restricted stock unit awards based on performance measured over a period that includes at least one of our fiscal years. This mix of fixed and at-risk compensation in the form of cash and equity awards is designed to create competitive compensation packages that reward our executive officers for achieving our long-term and short-term business objectives, including increasing our growth, profitability and shareholder value, without encouraging unnecessary or excessive risk-taking.

As set forth in this compensation discussion and analysis, the basic principle underlying our executive compensation program is pay-for-performance. Highlights of our executive officer compensation program for fiscal 2013 include:

•                  due to the continued environment of economic uncertainty, our compensation committee decided that base salaries in fiscal 2013 should remain fixed at their fiscal 2012 levels for our executive officers;

•                  approximately 53% of the target cash compensation that our executive officers were eligible to receive for fiscal 2013 was subject to performance conditions and over 68% of our executive officers’ target compensation for or granted in fiscal 2013 consisted of awards subject to performance conditions and continued service, including equity awards whose value is tied to the value of our common stock, demonstrating our pay-for-performance philosophy;(1)

•                  the cash incentive bonuses that our executive officers were eligible to receive for fiscal 2013 under our cash incentive plan depended on the achievement of performance goals linked to our fiscal 2013 consolidated non-GAAP net revenue, our fiscal 2013 consolidated non-GAAP earnings before interest and taxes, subjective individual performance goals for fiscal 2013 and, in the case of Mr. Lowenstein, his fiscal 2013 revenue oversight;(2) the amounts potentially payable with respect to these cash incentive bonuses were subject to maximum payment amounts and our compensation committee’s discretion to reduce the amounts actually paid with respect to them, regardless of the performance achieved over fiscal 2013, mitigating the risk that these bonuses could lead to payments that were not commensurate with our actual performance;

•                  the equity awards granted to our executive officers in fiscal 2013 under our long-term incentive program took the form of stock options vesting over four years (30%, with each share of common stock subject to the stock option treated as one-half of a share for the purpose of determining the grant value mix), restricted stock unit awards vesting over four years (30%), and performance restricted stock units based on non-GAAP financial metrics related to our consolidated cumulative annual revenue growth and our consolidated average adjusted EBITDA over fiscal 2014 and fiscal 2015 (40%, assuming the achievement of target performance for this purpose), all of which serve to align the interests of our executive officers and our shareholders and to compensate our executive officers for increasing shareholder value, as well as our profitability and growth;(3)

•                  the amount payable under each performance restricted stock unit award granted in fiscal 2013 to our executive officers under our long-term incentive program was subject to threshold and maximum payment amounts equal

(1)   This percentage does not take into account the revenue oversight component of the cash incentive bonus that Mr. Lowenstein, our chief strategy officer and executive vice president, was eligible to receive for fiscal 2013 performance, which had no predetermined target amount. The structure of this bonus is described below under the headings “Performance-based annual incentive compensation—Performance criteria and targets of cash incentive bonuses for fiscal 2013 performance” and “Performance-based annual incentive compensation— Payment formulas of cash incentive bonuses for fiscal 2013 performance.”

(2)   The relationship between these metrics and their GAAP equivalents is discussed in this compensation discussion and analysis under the heading “Performance-based annual incentive compensation—Performance criteria and targets of cash incentive bonuses for fiscal 2013 performance” below.

(3)   The relationship between these metrics and their GAAP equivalents is discussed in this compensation discussion and analysis under the heading “Equity incentive compensation—RSUs granted in fiscal 2013” below.

to 50% and 125%, respectively, of the award’s target payment amount, mitigating the risk that this incentive compensation could lead to payments that were not commensurate with our actual performance;

•                  the grants of equity compensation to our executive officers under our long-term incentive program are subject to stock ownership guidelines, further aligning the interests of our executive officers with those of our shareholders;

•                  our compensation committee, which approves all compensation granted to our executive officers, is comprised entirely of independent directors (within the rules of the NASDAQ Stock Market) and outside directors (within the meaning of Section 162(m) of the Internal Revenue Code); and

•                  Section 162(m) of the Internal Revenue Code did not operate to limit the deductibility of any of the compensation we paid to our named executive officers in fiscal 2013.

Compensation objectives.  Our growth and long-term success depend upon our ability to attract and retain talented and highly qualified employees. The main objectives of our compensation program are:

•                  to align executive compensation with the interest of our shareholders and motivate and reward high levels of performance, by making a substantial portion of executive compensation depend on our financial performance;

•                  to recognize and reward the achievement of pre-established objective financial and individual performance goals;

•                  to provide competitive compensation packages that enable us to attract, retain and reward highly-qualified individuals who will contribute to our long-term success; and

•                  to make a reasonable effort to cause compensation paid to our named executive officers to be deductible by us while simultaneously providing our named executive officers with appropriate rewards for their performance.

We believe these objectives are furthered by the use of executive compensation packages that include short-term and long-term cash and equity compensation, and that are designed to measure performance against pre-established objective financial performance criteria and subjective individual performance goals.

Setting executive officer compensation and peer groups.  In general, our compensation committee is responsible for reviewing and approving, or recommending for approval by our board of directors, the compensation of our executive officers, including our chief executive officer. In fiscal 2013, the compensation of our executive officers was reviewed and approved by our compensation committee. When developing recommendations for the compensation of our executive officers other than our chief executive officer, our compensation committee also takes into account recommendations made by our chief executive officer.

To achieve our executive compensation objectives, our compensation committee strives to make decisions concerning executive compensation that:

•                  establish incentives that link executive officer compensation to our financial performance and that motivate executives to attain our annual financial targets and long-term strategic goals;

•                  provide a total compensation package that is competitive among companies offering similar consulting services;

•                  establish personal objectives that link executive officer compensation to the achievement of goals that correlate to improving our overall financial performance; and

•                  otherwise align the interests of our executive officers and our shareholders.

We compete with other consulting firms to retain top talent and strive to attract and retain our key employees, including our executive officers. In recent fiscal years, our compensation committee has received advice from its compensation consultant, Semler Brossy, to help it establish compensation that is competitive with the compensation paid to the similarly situated key employees of our peers. Our compensation committee does not target any explicit positioning relative to our peers and has not adopted any policies or guidelines for allocating compensation between long-term and short-

term compensation or between cash and non-cash compensation. Instead, the committee considers a number of factors in seeking to establish the appropriate mix and level of compensation for our executive officers. These factors generally include peer group information, the scope of the executive officer’s role, and the executive officer’s individual performance and experience. In setting our executive officer compensation in recent fiscal years, our compensation committee has considered the analysis provided by Semler Brossy regarding compensation being paid by a peer group comprised of the following public professional service firms that are in businesses comparable to ours: Duff & Phelps Corp., FTI Consulting, Inc., Huron Consulting Group Inc., and Navigant Consulting, Inc. We sometimes refer to this peer group in this compensation discussion and analysis as “our peer group.” The committee did not seek advice from Semler Brossy regarding our peer group for fiscal 2013 because it determined that the base salaries of our executive officers for fiscal 2013 should remain fixed at their fiscal 2012 levels.

Additionally, our compensation committee attempts to establish compensation parameters that link executive officer compensation to the attainment of goals that serve both our interests and the interests of our shareholders. A significant percentage of the total compensation of our executive officers for fiscal 2013 consisted of incentives linked to our performance, growth and profitability, with an additional metric allocated to the achievement of specific subjective individual goals, all of which we believe are critical to our long-term success. We believe that using these types of awards promotes our growth and performance by linking a portion of the total compensation for certain key employees to the attainment of pre-established objectives approved by our compensation committee each year.

Named executive officer compensation in fiscal 2013.  The principal components of our named executive officer compensation granted in or for our fiscal year ending December 28, 2013 were (i) cash compensation, consisting of base salary and performance-based annual incentive compensation in the form of cash incentive bonuses that our executive officers were eligible to receive based on fiscal 2013 performance under our cash incentive plan or, in the case of Dr. Noether, a purely discretionary cash bonus, and (ii) equity incentive compensation consisting of stock options and restricted stock unit awards vesting over four years, and performance restricted stock unit awards based on our fiscal 2014 and fiscal 2015 performance, granted on November 19, 2013 under our long-term incentive program, each of which is discussed in turn below.

We believe that mixing base salary, performance-based annual incentive compensation and equity incentive compensation vesting based on time and performance is consistent with our overall compensation philosophy because, as discussed in more detail below, it rewards performance without encouraging unnecessary or excessive risk-taking, is competitive with the compensation packages offered by our peers, aligns the interests of our executives and our shareholders, and helps us attract and retain top talent.

Salary.  We include base salary in our named executive officer compensation packages because we believe it is appropriate for a portion of compensation to be fixed and predictable, and because the use of base salary is consistent with the compensation provided to the similarly situated executives of our peers. Additionally, we believe that sufficient base compensation reduces the motivation to take unnecessary or excessive risks. Each named executive officer’s base salary reflects his or her position, experience, past contributions and potential. Our compensation committee evaluates these and other factors underlying the base salary of our named executive officers each year and makes adjustments, as appropriate. Where appropriate, the committee also uses special one-time cash bonuses to recognize special achievements relating to unique circumstances.

Our compensation committee generally fixes the annual base salary of our executive officers at its regularly scheduled meeting in the first fiscal quarter of each year. Changes to an executive officer’s base salary are based on the committee’s assessment of the performance of the executive officer, our performance and the performances of our business practices, any changes in the executive officer’s role, general economic conditions (such as inflation), and economic forecasts. The committee has sole discretion to set the base salary of each executive officer. In determining these base salaries, the committee is generally mindful of our overall goal of remaining competitive with firms offering similar consulting services and of our desire to reward and retain key employees.

Due to the continued environment of economic uncertainty, our compensation committee decided that base salaries in fiscal 2013 should remain fixed at their fiscal 2012 levels for our executive officers. Accordingly, the fiscal 2013 annual rate of base salary for each of our executive officers was as follows: $600,000 for Mr. Maleh, our president and chief executive officer; $375,000 for Mr. Mackie, our executive vice president, chief financial officer and treasurer; and $400,000 for Mr. Lowenstein, our executive vice president and chief strategy officer. The fiscal 2013 annual rate of base salary for Dr. Noether, who stepped down as our executive vice president and chief operating officer on February 7, 2013, was $450,000.

Performance-based annual incentive compensation.  The cash compensation of our executive officers for fiscal 2013 also included performance-based annual incentive compensation in the form of cash incentive bonuses that our executive officers were eligible to receive under our cash incentive plan based on the achievement of performance goals linked to our fiscal 2013 consolidated non-GAAP net revenue, our fiscal 2013 consolidated non-GAAP earnings before interest and taxes, subjective individual performance goals for fiscal 2013 (with this last component, in the case our chief executive officer, being limited by an objective performance formula based on our fiscal 2013 consolidated non-GAAP earnings before interest and taxes) and, in the case of Mr. Lowenstein, his fiscal 2013 revenue oversight. Dr. Noether, who stepped down as our executive vice president and chief operating officer on February 7, 2013, received a purely discretionary bonus. The use of these cash incentive bonuses permit us to provide our executives with incentives to pursue particular objectives in any given year that are consistent with our growth and profitability, as well as the overall goals and strategic direction set by our board of directors. These cash incentive bonuses also tie compensation to performance, and thus play an important role in our pay-for-performance philosophy. The importance of this philosophy to us and our compensation committee is demonstrated by the fact that the target payment amounts under the cash incentive bonuses that our executive officers were eligible to receive for fiscal 2013 represented approximately 53% of the target cash compensation that our executive officers were eligible to receive for fiscal 2013.(4)

An analysis of the cash incentive bonuses that our executive officers were eligible to receive for fiscal 2013 performance, as well as the determination by our compensation committee on March 18, 2014 of the actual amounts to be paid with respect to them, is set forth below. A more complete description of our cash incentive plan and these cash incentive bonuses is contained in this annual report under the headings “Plan-based awards—Cash incentive plan” and “Plan-based awards—Cash incentive bonuses for fiscal 2013 performance” below.

Performance criteria and targets of cash incentive bonuses for fiscal 2013 performance.

On March 15, 2013, our compensation committee determined the performance criteria, performance targets and payment formulas of the cash incentive bonuses that our executive officers were eligible to receive for fiscal 2013 performance under our cash incentive plan.

The performance criteria underlying these cash incentive bonuses were based on non-GAAP financial metrics based on our fiscal 2013 consolidated net revenue (excluding the impact of our NeuCo subsidiary, acquisitions, discontinued operations and extraordinary and special items, as determined by our compensation committee) and our fiscal 2013 consolidated earnings before interest and taxes (excluding the impact of our NeuCo subsidiary, acquisitions, discontinued operations and extraordinary and special items, as determined by our compensation committee), and on individual subjective performance goals for fiscal 2013 tailored for each executive officer.(5) These net revenue and earnings performance criteria were weighted equally, with each tied to 35% of the target payment amount of these cash incentive bonuses. This proportion of objective financial performance criteria was designed to motivate our executive officers to consider and improve both our growth and our profitability, thereby aligning their interests with the interests of our shareholders.

The performance targets established by our compensation committee for these objective financial performance criteria were as follows: the performance target for our fiscal 2013 consolidated non-GAAP net revenue (excluding the impact of our NeuCo subsidiary, acquisitions, discontinued operations and extraordinary and special items, as determined by our compensation committee) was $300.6 million and the performance target for our fiscal 2013 consolidated non-GAAP earnings before interest and taxes (excluding the impact of our NeuCo subsidiary, acquisitions, discontinued operations and extraordinary and special items, as determined by our compensation committee) was $30.3 million.

30% of the target payment amounts of the cash incentive bonuses that to our executive officers were eligible to receive for fiscal 2013 performance were based on subjective individual performance goals. This component was designed to motivate them to pursue individual, qualitative and strategic goals consistent with their particular roles. These subjective individual goals were set for our executive officers (other than Mr. Maleh, our chief executive officer) by our compensation committee in consultation with our chief executive officer and, for Mr. Maleh, by our compensation committee. In setting the relative importance of this subjective component as compared to the components based on objective financial performance

(4)   This percentage does not take into account the revenue oversight component of the cash incentive bonus that Mr. Lowenstein was eligible to receive, which had no pre-determined target payment amount.

(5)   Our subsidiary NeuCo, Inc., or “NeuCo,” develops and markets a family of neural network software tools and complementary application consulting services that are currently focused on electric utilities. As of December 28, 2013, our ownership interest in NeuCo was 55.89%.

criteria, our compensation committee had previously received advice from its compensation consultant that 30% was both appropriate and consistent with competitive practice.

The cash incentive bonus that Mr. Lowenstein was eligible to receive for fiscal 2013 performance included an additional revenue oversight component based on the revenue we generated in fiscal 2013 from his key clients. This component was included in addition to the components based on management performance in order to recognize the importance of, and to reward, Mr. Lowenstein’s direct client revenue oversight activities.

Payment formulas of cash incentive bonuses for fiscal 2013 performance.

The overall target payments for the cash incentive bonuses that our executive officers were eligible to receive for fiscal 2013 performance, excluding Mr. Lowenstein’s revenue oversight component, which did not have a pre-determined target payment, were as follows: for Mr. Maleh, $900,000 (or 150% of base salary); for Mr. Mackie, $250,000 (or approximately 67% of base salary); and for Mr. Lowenstein, $400,000 (or 100% of base salary). As a result, approximately 53% of the target cash compensation that our executive officers were eligible to receive for fiscal 2013 was subject to performance conditions (without taking into account the revenue oversight component of Mr. Lowenstein’s cash incentive bonus) demonstrating our pay-for-performance philosophy.

The amounts to be paid under these cash incentive bonuses, which were determined by our compensation committee on March 18, 2014 as described under the heading “Amounts paid with respect to cash incentive bonuses for fiscal 2013 performance” below, could not exceed a maximum payment amount, mitigating the risk that the incentive compensation payable to our executive officers for fiscal 2013 could lead to payments that were not commensurate with our actual performance. These maximum payment amounts, which emphasize the relative importance of the objective financial performance criteria, were determined as follows: (1) the maximum payment of any component linked to our consolidated non-GAAP net revenue or our consolidated non-GAAP earnings before interest and taxes was equal to twice that component’s target payment; (2) the maximum payment of any component linked to individual subjective performance goals was 140% of that component’s target payment; and (3) the maximum payment of Mr. Lowenstein’s revenue oversight component was $650,000. The amount payable to Mr. Maleh under the component linked to individual subjective performance goals was further limited by an objective formula amount based on our consolidated non-GAAP fiscal 2013 earnings before interest and taxes (excluding the impact of our NeuCo subsidiary, acquisitions, discontinued operations and extraordinary and special items as determined by our compensation committee) in order to preserve the deductibility of the amounts payable to him under it. The target and maximum amounts payable under these cash incentive bonuses are reported under the heading “Estimated Possible Payouts Under Non-Equity Incentive Plan Awards” in the “Grant of Plan-Based Awards for Fiscal 2013” table below.

The payment formulas under the components of the cash incentive bonuses that our executive officers were eligible to receive for fiscal 2013 performance tied to objective financial performance criteria increased the payment by 1% of the target payment for each 1% that the performance of the applicable performance criteria exceeded the applicable performance target (subject to the component’s maximum payment amount), and decreased the payment by 1% of the target payment for each 1% that the performance of the applicable performance criteria missed the applicable performance target (subject to a floor of zero). Our compensation committee initially adopted this one-to-one so-called “leverage curve” in fiscal 2009 based, in part, on advice from its compensation consultant that less steep leverage curves are more appropriate when performance targets are unpredictable and volatile. Given the current uncertain economic times, our compensation committee decided to retain this one-to-one leverage curve for the components of the cash incentive bonuses that our executive officers were eligible to receive for fiscal 2013 performance tied to objective financial performance criteria based on the same rationale. The performance formula determining the amount payable under the components of these cash incentive bonuses tied to individual subjective performance goals provided for a payment based on a tally sheet weighted-average score of the applicable executive officer’s achievement of his or her individual subjective business goals ranging from one to five. Specifically, this formula provided for a payment linearly ranging from (1) 60% to 90% of the target payment, as the applicable executive officer’s individual component weighted-average score ranged from one to two, (2) 90% to 110% of the target payment, as the applicable named executive officer’s individual component weighted-average score ranged from two to four, and (3) 110% to 140% of the target payment, as the applicable executive officer’s individual component weighted-average score ranged from four to five. Our compensation committee developed this payment formula in consultation with its compensation consultant. The payment formula for Mr. Lowenstein’s revenue oversight component provided for a payment ranging from $0 to $650,000 as the revenues generated by us in fiscal 2013 from his key clients ranged from $0 million to $8 million. This payment formula was designed to capture the difference between what a typical sourcing consultant would receive at various revenue oversight levels, as applicable, compared to the compensation that Mr. Lowenstein would otherwise receive for his service as an executive officer for fiscal 2013.

Regardless of the amount determined by the payment formula with respect to any component of the cash incentive bonuses that our executive officers were eligible to receive for fiscal 2013 performance, our compensation committee retained the ability to reduce or eliminate the amount actually paid under the component in its discretion. This discretion mitigated the risk that the cash incentive compensation payable to our executive officers for fiscal 2013 could have led to payments that were not commensurate with our actual performance.

Amounts paid with respect to cash incentive bonuses for fiscal 2013 performance.

On March 18, 2014, our compensation committee determined the amounts to be paid to our executive officers with respect to the cash incentive bonuses that our executive officers were eligible to receive for fiscal 2013 performance, and the amounts actually paid to our executive officers in respect of these cash incentive bonuses are reported in the “Summary Compensation Table for Fiscal 2013” under the heading “Non-Equity Incentive Plan Compensation.” The amounts to be paid under each of these cash incentive bonuses were determined as follows:

•                  Component linked to our net revenue.  Our fiscal 2013 consolidated non-GAAP net revenue (excluding the impact of our NeuCo subsidiary, acquisitions, discontinued operations and extraordinary and special items, as determined by our compensation committee) was approximately $273.4 million, or approximately 9.1% below the performance target of $300.6 million. Accordingly, the amount payable under the payment formula for the net revenue component of these cash incentive bonuses was the target payment reduced by approximately 9.1% of the target payment.

•                  Component linked to earnings before interest and taxes.  Our fiscal 2013 consolidated non-GAAP earnings before interest and taxes (excluding the impact of our NeuCo subsidiary, acquisitions, discontinued operations and extraordinary and special items, as determined by our compensation committee) was approximately $18.4 million, or approximately 39.1% below the performance target of $30.3 million. Accordingly, the amount payable under the payment formula for the earnings before interest and taxes component of these cash incentive bonuses was the target payment reduced by approximately 39.1% of the target payment.

•                  Component linked to individual subjective performance goals.  Based on the subjective individual performance goal weighted-average scores for each of our executive officers, the amounts payable under the payment formula for the subjective individual performance goal component of these cash incentive bonuses were equal to 100% of their respective target amounts for each of our executive officers. Because our fiscal 2013 consolidated non-GAAP earnings before interest and taxes (excluding the impact of our NeuCo subsidiary, acquisitions, discontinued operations and extraordinary and special items, as determined by our compensation committee) was greater than 50% of the performance target of $30.3 million, the objective payment formula capping the subjective individual performance goal component of Mr. Maleh’s cash incentive bonus did not operate to reduce the amount otherwise payable to Mr. Maleh under this component.

•                  Components linked to revenue sourcing and revenue oversight.  The revenue we generated from Mr. Lowenstein’s key clients in fiscal 2013 was between $2.4 million and $4 million. Accordingly, the amount payable under the payment formula for the revenue oversight component of Mr. Lowenstein’s cash incentive bonus was $50,000.

•                  Determination of Amount Paid.  After calculating the total amount payable to each of our executive officers under these cash incentive bonuses’ payment formulas, the aggregate amount paid to our executive officers with respect to these bonuses was reduced by approximately 1.2% as a result of rounding.

Discretionary cash bonus paid to Dr. Noether for fiscal 2013.

Dr. Noether, who stepped down as our chief operating officer and executive vice president on February 7, 2013 to return to a full-time consultant role with us, was eligible to receive a purely discretionary cash bonus for fiscal 2013. On March 25, 2014, our chief executive officer determined that the amount payable under this bonus was $440,000. This bonus rewarded Dr. Noether for her direct client revenue oversight and sourcing activities during fiscal 2013. This amount is reported in the “Summary Compensation Table for Fiscal 2013” under the heading “Bonus.”

Equity incentive compensation.  In fiscal 2013, the compensation we paid to our named executive officers included equity incentive compensation. We believe that equity compensation is an important component of our compensation program because it promotes the long-term retention of our key employees, motivates high levels of performance, and recognizes our key employees’ contributions to our success. In addition, equity compensation aligns the long-term interests of our management and our shareholders. We recognize that we conduct our business in an increasingly competitive environment. In order to remain competitive, we must employ top-flight key employees who have abundant talent and demonstrated skills and experience, and we believe that equity compensation may give us an advantage in attracting and retaining such employees.

We grant long-term equity incentive compensation to our executive officers and other key employees under our 2006 equity incentive plan, which was adopted by our shareholders in April 2006, and our long-term incentive program, which our compensation committee adopted in fiscal 2009 to create a framework for grants made under our 2006 equity incentive plan. An analysis of the equity compensation granted to our named executive officers in fiscal 2013 under our long-term incentive program and our 2006 equity incentive plan is set forth below. More complete descriptions of our long-term incentive program and 2006 equity incentive plan, and the equity awards granted under them to our named executive officers in fiscal 2013, are contained in this annual report under the headings “Plan-based awards—Long-term incentive program” and “Plan-based awards—2006 equity incentive plan” below. Where appropriate, our compensation committee also may grant special one-time restricted stock bonuses under our 2006 equity incentive plan to recognize special achievements relating to unique circumstances. A description of the special one-time restricted stock bonus granted to our president and chief executive officer, Mr. Maleh, in fiscal 2014 appears in this compensation discussion and analysis under the heading “Special one-time restricted stock bonus awarded in fiscal 2014” below.

Long-term incentive program.

Equity awards granted under our long-term incentive program are comprised of the following types of equity awards granted under our 2006 equity incentive plan in the following proportions: 30% stock options, 30% time-vesting restricted stock unit awards, or “RSUs,” and 40% performance restricted stock unit awards, or “PRSUs,” each of which is described more fully below. For purposes of these weightings, each share subject to a stock option is treated as one-half of a share, each share by which an RSU or a PRSU is measured is treated as one share, and it is assumed that each PRSU’s target performance will be achieved.

The equity awards comprising grants made to our named executive officers under our long-term incentive program are designed to work together to achieve the program’s primary objectives, namely to:

•                  directly align a significant portion of the total compensation of our named executive officers with the delivery of future value to our shareholders;

•                  focus our named executive officers on performance by directly linking their compensation to the achievement of predetermined performance goals and shareholder returns;

•                  provide a competitive compensation program that has significant retention value; and

•                  promote top line and bottom line growth.

As noted above, these equity awards are comprised of stock options, RSUs and PRSUs. Equity grants under our long-term incentive program include stock options because they motivate our named executive officers to increase shareholder value. The four-year vesting schedule applicable to the stock options granted under our long-term incentive program provides long-term retention value. Stock options granted under our shareholder-approved 2006 equity incentive plan are also efficient from a tax perspective because the compensation they provide is not subject to the deductibility limitations of Section 162(m) of the Internal Revenue Code. RSUs are included in the equity grants made under our long-term incentive program because their value is directly based on the value of our common stock, so RSUs directly align the interests of our named executive officers and our shareholders. The four-year vesting schedule applicable to RSUs granted under our long-term incentive program provides long-term retention value that is less dependent on our stock price than the retention value of stock options, which may be reduced if our stock price drops below the stock options’ exercise price. Because RSUs vest based on time, not performance, the compensation they provide is subject to the deductibility limitations of Section 162(m). PRSUs are included in the equity grants made under our long-term incentive program because the value of the award is based on our performance, over a period of one fiscal year or more, enabling us to provide longer-term compensation that motivates our named executive officers to increase our profitability and our growth and to increase shareholder value. The PRSUs granted under our long-term incentive program also provide long-term retention value because the RSUs earned based upon the outcome of a PRSU’s performance conditions is subject to further time-based vesting, so the entire award is paid over a four-year vesting period, regardless of the length of the PRSU’s performance period. PRSUs granted under our shareholder-approved 2006 equity incentive plan are also efficient from a tax perspective because the compensation they provide is not subject to the deductibility limitations of Section 162(m) of the Internal Revenue Code. These stock options and shares of common stock issued pursuant to the vesting of these RSUs and PRSUs further align the interests of our named executive officers and our shareholders because they are held subject to our stock ownership guidelines described in this compensation discussion and analysis under the heading “Stock ownership guidelines” below.

Values of equity awards, and mix of cash and equity compensation, for fiscal 2013.

On November 19, 2013, our compensation committee granted equity awards under our long-term incentive program to our named executive officers. The aggregate grant date fair value of these equity awards (assuming the PRSUs’ target performance would be achieved) were as follows: for Mr. Maleh, $760,995; for Mr. Mackie, $285,371; for Mr. Lowenstein, $380,498; and for Dr. Noether, $142,677. Accordingly, the target grant date fair value of this equity compensation represented approximately 33% of the target total cash and equity compensation of our executive officers for fiscal 2013. Combining this equity compensation, whose value is tied to the value of our common stock, and the target payments of the cash incentive bonuses that our executive officers were eligible to receive based on fiscal 2013 performance under our cash incentive plan, over 68% of our executive officers’ target compensation for or granted in fiscal 2013 consisted of awards subject to performance conditions and continued service, demonstrating our commitment to providing executive compensation that aligns the interests of our executive officers with the interests of our shareholders, rewards performance and provides retention value.

The number of shares of our common stock subject to stock options, the number of shares of our common stock by which RSUs are measured, and the threshold, target and maximum number of shares of our common stock by which PRSUs are measured with respect to the equity awards granted to each of our executive officers under our long-term incentive program in fiscal 2013 are set forth under the headings “All Other Option Awards: Number of Securities Underlying Options,” “All Other Stock Awards: Number of Shares of Stock or Units,” and “Estimated Future Payouts Under Equity Incentive Plan Awards,” respectively, in the “Grant of Plan-Based Awards for Fiscal 2013” table below.

PRSUs granted in fiscal 2013

The PRSUs granted to our named executive officers in fiscal 2013 are based on the performance over fiscal 2014 and fiscal 2015 of our consolidated non-GAAP average adjusted EBITDA (including acquisitions and divestitures) and our consolidated non-GAAP cumulative net annual revenue growth (excluding acquisitions and divestitures), which aligns the interests of our named executive officers and shareholders by motivating our named executive officers to consider both our growth and profitability. The non-GAAP adjusted EBITDA and revenue we will use for these purposes will be the same as the non-GAAP adjusted EBTDA and revenue we report with our financial results for the applicable measurement periods. The number of shares of our common stock potentially issuable under each of these PRSUs based on the outcome of its performance conditions ranges from a threshold of 50% of the PRSU’s target payment to a maximum of 125% of the PRSU’s target payment. If these PRSU’s threshold performance level is not achieved over their performance period, no payment will be made under the PRSUs, mitigating the risk that the incentive compensation payable under them will not be commensurate with our actual performance. When determining these PRSU’s performance targets, our compensation committee sets goals that it believes will be challenging to achieve, based on a review of our future financial plan and general economic conditions, in order to motivate a high degree of business performance with an emphasis on longer-term financial objectives.

PRSU performance conditions determined for fiscal 2012 and fiscal 2013.

On March 18, 2014, our compensation committee determined that no shares of our common stock were issuable based on the outcome of performance conditions of PRSUs granted on November 14, 2011 to our named executive officers under our long-term incentive program and 2006 equity incentive plan. These PRSUs were based on our fiscal 2012 and fiscal 2013 consolidated non-GAAP average operating margin (including acquisitions and divestitures) and our consolidated non-GAAP cumulative annual net revenue growth (excluding acquisitions and divestitures). The number of shares of our common stock potentially issuable under each of these PRSUs based on the outcome of the PRSU’s performance conditions, or its “performance share number,” ranged from a threshold of 50% of PRSU’s target payment to a maximum of 125% of the PRSU’s target payment. The threshold, target and maximum performance share numbers under these PRSUs were based on threshold, target and maximum performance of 8%, 10% and 12%, respectively, for our fiscal 2012 and fiscal 2013 consolidated non-GAAP operating margin (excluding the impact of our NeuCo subsidiary and, for fiscal 2012 only, restructuring costs and a non-cash goodwill impairment charge) and 4%, 8% and 14%, respectively, for our fiscal 2012 and fiscal 2013 consolidated non-GAAP annual revenue growth (excluding the impact of our NeuCo subsidiary and divestitures and, for fiscal 2012 only, restructuring costs and a non-cash goodwill impairment charge). Our compensation committee determined that our fiscal 2012 and fiscal 2013 consolidated non-GAAP average operating margin (excluding the impact of our NeuCo subsidiary and, for fiscal 2012 only, restructuring costs and a non-cash goodwill impairment charge) was approximately -1.42% and our fiscal 2012 and fiscal 2013 consolidated non-GAAP annual revenue growth (excluding the impact of our NeuCo subsidiary and divestitures and, for fiscal 2012 only, restructuring costs and a non-cash goodwill impairment charge) was approximately 7.3% and, accordingly, that these PRSU’s threshold performance levels were not achieved over the performance period. As a result, no payment will be made under these PRSUs.

Stock ownership guidelines.

The equity awards granted to our executive officers, other senior leaders and other key employees under our long-term incentive program, or “LTIP,” are subject to share ownership requirements to further promote the long-term nature of the program. The share ownership thresholds are 400% of base salary for our chief executive officer, 300% of base salary for each of our other executive officers, and 140% of base salary for our other key employees who participate in the LTIP. The equity awards that count towards these share ownership thresholds are (1) vested stock options granted under the LTIP, (2) shares of our common stock issued pursuant to vested time-vesting restricted stock unit awards, or “RSUs,” granted under the LTIP, (3) shares of our common stock issued pursuant to vested performance restricted stock unit awards, or “PRSUs,” granted under the LTIP and (4) any other share of our common stock delivered to us to be held for purposes of meeting these stock ownership guidelines. If an employee is subject to our stock ownership guidelines, until his or her employment with us ends or he or she is no longer otherwise providing services for us, he or she may not exercise any stock option issued under the LTIP, or sell or transfer any shares of common stock issued with respect to RSUs or PRSUs granted under the LTIP (except for sales to cover withholding taxes with respect to such issuance), unless his or her share ownership threshold is met and would continue to be met after such exercise, sale or transfer. In any event, an employee subject to our stock ownership guidelines may exercise any vested stock option granted under the LTIP within one year of such stock option’s expiration date. For purposes of these stock ownership guidelines, shares of our common stock are valued based on the closing price of our common stock reported on the NASDAQ Global Select Market on the day prior to the applicable exercise, sale or transfer and vested stock options are valued based on the Black-Scholes option-pricing model.

Policy on derivatives, hedging, short sales and pledging.

Our trading policies prohibit our employees, consultants and non-employee directors from (i) purchasing, selling or otherwise trading in options (including publicly traded options), puts, calls, warrants and other derivatives involving or relating to our common stock, (ii) engaging in any hedging activities with respect to our common stock, (iii) engaging in short sales or taking equivalent positions in our common stock, or (iv) holding shares of our common stock in a margin account or, without the express authorization of our chief executive officer or general counsel, pledging shares of our common stock as security.

Practices regarding the grant of equity awards.

Our compensation committee has generally followed a practice of making all equity awards to our executive officers on a single date each year. The committee authorized all of the equity awards made in fiscal 2013 on November 19, 2013. We do not otherwise have any program, plan or practice related to the timing of the granting of equity awards to our executive officers as it relates to the release of material non-public information.

All equity awards made to our executive officers, or to any of our other employees or directors, are currently made pursuant to our 2006 equity incentive plan. All stock options under this plan are granted with an exercise price equal to the fair market value of our common stock on the date of grant. Fair market value is defined under the plan to be the closing price per share on the applicable date as reported by a nationally recognized stock exchange. In connection with inducement grants made to new hires outside of the 2006 equity incentive plan, we have at times granted options at strike prices significantly above the then current fair market value of our common stock, as an incentive for these new hires to participate only in very significant increases in our overall stock value. We do not otherwise have any program, plan or practice of awarding stock options or setting the exercise price of stock options based on our stock price on a date other than the grant date. We do not have a practice of determining the exercise price of stock option grants by using average prices (or lowest prices) of our common stock over a period preceding, surrounding or following the grant date. While our compensation committee’s charter permits the committee to delegate its authority to grant equity awards in certain circumstances, all grants to employees are currently made by the committee itself and not pursuant to any delegated authority.

Special one-time restricted stock bonus awarded in fiscal 2014.

On February 25, 2014, our compensation committee granted Mr. Maleh, our president and chief executive officer, a special one-time bonus of 21,748 restricted shares of our common stock, which will vest in four equal annual installments beginning on February 25, 2015. The committee granted Mr. Maleh this bonus in recognition of his exceptional personal performance during fiscal 2013.

Perquisites and other compensation.  Our executive officers have typically received modest perquisites and other compensation paid by us—mainly parking, contributions to our 401(k) savings and retirement plan (described in this compensation discussion and analysis under the heading “401(k) savings plan” below), premiums we pay for term life insurance, long-term disability insurance and accidental death and dismemberment insurance for the benefit of our executive officers, and reimbursement for certain health and dental premiums and expenses. Our compensation committee believes these modest perquisites and other compensation are consistent with our overall policy of providing competitive compensation to attract and retain our executive officers.

Employment agreements.  We have an employment agreement with Mr. Mackie that is described in this annual report under the heading “Potential payments upon termination or change in control” below. Mr. Mackie’s employment agreement provides for certain payments upon his termination in a change of control, as described in that section. Our other named executive officers do not have employment agreements, other than our standard employee agreements related to confidentiality, non-competition and non-solicitation. As described in this annual report under the heading “Potential payments upon termination or change in control” below, a change of control may also trigger payments to our named executive officers under our cash incentive plan, and a named executive officer’s death or disability may trigger acceleration of certain equity awards granted to the named executive officer under our 2006 equity incentive plan, pursuant to the applicable award agreement.

401(k) savings plan.  Under our 401(k) savings plan, a tax-qualified retirement savings plan, participating employees, including our named executive officers, may contribute up to 80% of regular earnings on a before-tax basis, up to the applicable calendar year limit, which was $17,500 in calendar year 2013, into their 401(k) plan accounts. Participants age 50 and over may also contribute catch-up contributions of up to $5,500 for calendar year 2013. In addition, under the 401(k) plan, we match an amount equal to fifty cents for each dollar contributed by participating employees on the first 6% of their regular earnings up to a maximum amount. This maximum matching amount was $7,650 in calendar year 2013. Amounts held in 401(k) plan accounts on behalf of an employee may not be withdrawn prior to the employee’s termination of employment, total and permanent disability, or such earlier time as the employee reaches the age of 59 1/2, subject to certain exceptions set forth in the regulations of the Internal Revenue Service. We maintain our 401(k) plan because we wish to encourage our employees to save some percentage of their cash compensation for their retirement. Our 401(k) plan permits employees to make such savings in a manner that is relatively tax efficient.

Policy on deductibility of compensation.  Section 162(m) of the Internal Revenue Code limits our tax deduction for compensation in excess of $1.0 million paid to each of our chief executive officer and our three other most highly compensated named executive officers, other than our chief financial officer, in any fiscal year. Compensation that is “qualified performance-based compensation” within the meaning of Section 162(m) does not count towards this $1.0 million limit. The cash incentive bonuses that our executive officers were eligible to receive for fiscal 2013 performance under our cash incentive plan (excluding the components tied to the subjective individual performance goals for all of our executive officers other than our chief executive officer), as well as the stock options and PRSUs granted to our named executive officers in fiscal 2013 under our long-term incentive program and 2006 equity incentive plan, were all designed to be qualified performance-based compensation, preserving the deductibility of the amounts paid under them. Special one-time cash or stock bonuses, such as the restricted stock bonus granted to Mr. Maleh in 2014 described under the heading “Equity Incentive Compensation—Special one-time restricted stock bonus awarded in fiscal 2014” above, count toward the Section 162(m) $1.0 million limit described above. Section 162(m) did not operate to limit the deductibility of any of the compensation we paid to our named executive officers in fiscal 2013.

Our policy with respect to Section 162(m) is to make a reasonable effort to cause compensation paid to our named executive officers to be deductible by us while simultaneously providing our named executive officers with appropriate rewards for their performance. Our compensation committee may, in its discretion, defer compensation that would not be deductible under Section 162(m) and may decide to make payments to our named executive officers that are not fully deductible because of the Section 162(m) limitation.

Compensation committee report

The compensation committee has reviewed and discussed with management the contents of the compensation discussion and analysis set forth above. Based on this review and discussion, the committee recommended to our board of directors that the above compensation discussion and analysis be included in this annual report on Form 10-K for the fiscal year ended December 28, 2013.

The compensation committee

William Schleyer (Chair) Rowland Moriarty Thomas Robertson

Compensation policies and practices as they relate to risk management

Our compensation committee has reviewed our incentive compensation programs, discussed the concept of risk as it relates to our compensation programs, and considered various mitigating factors. Based on these reviews and discussions, the committee does not believe that our compensation programs encourage excessive or inappropriate risk-taking. Some of the reasons leading to the committee’s conclusion are as follows:

•                  The compensation we pay to our executive officers and key employees consists of both fixed and variable components. The fixed portion is designed to provide steady income regardless of our common stock’s performance, so that these employees do not focus solely on our stock performance to the detriment of other important business metrics. The equity compensation paid to our executive officers and key employees through our long-term incentive program is designed to reward long-term performance. For example, the stock options and time-vesting restricted stock unit awards granted under our long-term incentive program vest in equal annual installments over a period of four years, and the performance restricted stock unit awards are linked to our performance over periods of one to four years. The proportions of salary and equity compensation are designed to ensure that our executives and key employees are properly motivated without being encouraged to take unnecessary or excessive risks.

•                  The performance criteria underlying the performance restricted stock unit awards granted to our executive officers and key employees under our long-term incentive program are based on non-GAAP performance criteria related to our consolidated net revenue growth and adjusted EBITDA or average operating margin, which encourages these employees to focus on growth and efficiency, and discourages risk-taking focused on improving only one of these measures of our performance because such a focus would ultimately harm our stock price and thus the value of their equity awards. There is no payment under any of these awards if the award’s threshold performance levels are not achieved, and each award contains a pre-determined maximum payment, which mitigates risk by making it less likely that the payout on any given award will not correspond to performance. Finally, the performance criteria applicable to performance restricted stock unit awards granted under our long-term incentive program apply to all of our executive officers and our key employees eligible for the program, creating a consistent compensation risk profile across our business.

•                  The financial performance criteria underlying the cash incentive bonuses that our executive officers were eligible to receive for fiscal 2013 performance under our cash incentive plan are based on our fiscal 2013 consolidated non-GAAP net revenue and earnings before interest and taxes, which encourages our executive officers to focus on growth and efficiency. These awards have pre-determined maximum payouts and use a relatively flat one-to-one leverage curve for adjusting the payments for performance that misses or exceeds the awards’ performance targets, which reduces the risk that payouts under the awards will not correspond to performance. Most important, our compensation committee can exercise its discretion to reduce or eliminate the payment made under any of these awards, regardless of the amount resulting from the award’s payment formula.

•                  We have adopted stock ownership guidelines with respect to equity awards made under our long-term incentive program, which further motivates our executives and key employees to consider our long-term performance.

•                  Our compensation committee has generally followed a practice of making all equity awards to our executive officers on a single date each year, so the equity component of our compensation program cannot be timed or coordinated with the release of material information.

•                  Except with respect to the 30% component of the cash incentive bonuses that our executive officers (other than our chief executive officer) were eligible to receive for fiscal 2013 performance tied to subjective individual performance goals, the amounts earned under these cash incentive bonuses and the performance restricted stock units awards granted to our named executive officers under our 2006 equity incentive plan and long-term incentive program are designed to be “qualified performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code, which preserves the deductibility of the amounts payable under them. The outcome and payments of these awards are certified to, and approved by, our compensation committee.

•                  Our compensation committee has sought and received the advice of a compensation consultant regarding certain of our compensation practices and policies and the structure and design of our executive officer and key employee compensation programs; our committee determined that this consultant, which provided services only as directed by the committee and had no other relationship with us during fiscal 2013, is independent from us and that the limited services provided by it in fiscal 2013 raised no conflicts of interest.

Executive compensation

Summary compensation.  The following table provides a summary of all compensation earned with respect to fiscal 2013 by Paul Maleh, our president and chief executive officer, Wayne Mackie, our chief financial officer, treasurer and executive vice president, and the two persons other than our chief executive officer and chief financial officer who served as executive officers during fiscal 2013, Arnold Lowenstein, our chief strategy officer and executive vice president, and Monica Noether, who stepped down as our chief operating officer and executive vice president on February 7, 2013. The persons listed in this table are referred to as our “named executive officers.” The term “executive officers,” where used below, does not include Dr. Noether.

The compensation received by our named executive officers in fiscal 2013 consisted of the following: base salary; non-equity incentive plan awards in the form of cash incentive bonuses that our executive officers were eligible to receive under our cash incentive plan depending on the achievement of performance goals linked to our fiscal 2013 consolidated non-GAAP net revenue, our fiscal 2013 consolidated non-GAAP earnings before interest and taxes, subjective individual performance goals for fiscal 2013 and, in the case of and Mr. Lowenstein, his fiscal 2013 revenue oversight; in the case of Dr. Noether, a purely discretionary cash bonus; option and stock awards in the form of stock options, time-vesting restricted stock unit awards, or “RSUs,” and performance restricted stock unit awards, or “PRSUs,” based on fiscal 2014 and fiscal 2015 performance, all of which were granted on November 19, 2013 under our long-term incentive program and 2006 equity incentive plan; and modest perquisites and other compensation. The structure of these cash incentive bonuses, and the determination by our compensation committee on March 18, 2014 of the amounts payable under them, are described in this annual report under the headings “Plan-based awards—Cash incentive plan” and “Plan-based awards—Cash incentive bonuses for fiscal 2013 performance” below. These stock options, RSUs and PRSUs are described in this annual report under the headings “Plan-based awards—Long-term incentive program” and “Plan-based awards—LTIP awards granted in fiscal 2013” below. Analysis and further information about our named executive officers’ fiscal 2013 compensation is set forth in this annual report under the heading “Compensation discussion and analysis” above.

Summary Compensation Table for Fiscal 2013

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)(6)	Total ($)
Paul Maleh	2013	600,000	—	559,390	201,606	740,000	33,186	2,134,182
President, chief executive	2012	600,000	—	127,250	—	—	29,835	757,085
officer and director	2011	500,000	—	490,784	194,763	700,000	30,029	1,915,576

Wayne Mackie	2013	375,000	—	209,766	75,604	205,000	24,627	889,997
Executive vice president,	2012	375,000	—	—	—	—	28,561	403,561
treasurer and chief financial officer	2011	375,000	—	184,044	73,036	210,000	27,049	869,129

Arnold Lowenstein	2013	400,000	—		279,695	100,803	370,000	(7)	22,688	1,173,186
Executive vice president	2012	400,000	—		—	—	150,000	(8)	27,392	577,392
and chief strategy officer	2011	400,000	—		245,392	97,381	700,000	(9)	9,070	1,451,843

Monica Noether	2013	450,000	440,000	(10)	104,874	37,802	—		19,349	1,052,025
Former executive vice	2012	450,000	—		—	—	793,622	(11)	22,775	1,266,397
president and chief operating officer	2011	450,000	—		306,740	121,727	525,000		9,070	1,412,537

(1)                                  Amounts reflect the aggregate grant date fair values of grants of shares of restricted stock, RSUs and PRSUs, as applicable, made in the specified fiscal periods to each of our named executive officers under our 2006 equity incentive plan. Specifically, in fiscal 2011, each named executive officer was granted, on November 14, 2011, RSUs and PRSUs based on fiscal 2012 and 2013 performance under our long-term incentive program; in fiscal 2012, our compensation committee granted a one-time bonus of shares of restricted stock to Mr. Maleh on March 23, 2012; and in fiscal 2013, each named executive officer was granted, on November 19, 2013, RSUs and PRSUs based on fiscal 2014 and fiscal 2015 performance under our long-term incentive program. The grant date fair values were computed in accordance with ASC Topic 718, excluding the estimated effect of any forfeitures, based on the closing market price of our common stock on the date of grant. In addition, the grant date fair value of each PRSU was computed based on the probable outcome of its performance conditions. Additional details on our accounting for share-based compensation can be found in note 1, “Summary of Significant Accounting Policies—Share-Based Compensation,” and note 12, “Share-Based Compensation,” to our consolidated financial statements in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2014.

(2)                                  The grant date fair values of the PRSUs based on fiscal 2014 and 2015 performance granted to each of our named executive officers in fiscal 2013, assuming the maximum payment under each award is made, are as follows: for Mr. Maleh, $399,561; for Mr. Mackie, $149,827; for Mr. Lowenstein, $199,791; and for Dr. Noether, $74,913. The grant date fair values of the PRSUs based on fiscal 2012 and 2013 performance granted to each of our named executive officers in fiscal 2011, assuming the maximum payment under each award is made, are as follows: for Mr. Maleh, $350,560; for Mr. Mackie, $131,460; for Mr. Lowenstein, $175,280; and for Dr. Noether, $219,100. These grant date fair values were computed in accordance with ASC Topic 718, excluding the estimated effect of any forfeitures, based on the closing market price of our common stock on the date of grant.

(3)                                  The amounts reflect the aggregate grant date fair values of stock options granted in the specified fiscal periods to each of our named executive officers under our long-term incentive program and 2006 equity incentive plan. The grant date fair values were computed in accordance with ASC Topic 718, excluding the estimated effect of any forfeitures, using the Black-Scholes option-price model. In fiscal 2013, this model was based on the following weighted-average assumptions: expected life—5.0 years; expected volatility—46.88%; risk-free interest rate—1.37%; and no expected dividends. In fiscal 2011, this model was based on the following weighted-average assumptions: expected life—5.0 years; expected volatility—53.53%; risk-free interest rate—0.9%; and no expected dividends. Additional details on accounting for share-based compensation can be found in note 1, “Summary of Significant Accounting Policies—Share-Based Compensation,” and note 12, “Share-Based Compensation,” to our consolidated financial statements in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2014.

(4)                                  The amounts shown represent amounts earned in respect of the cash incentive bonuses based on performance measured over the specified fiscal periods to each of our named executive officers under our cash incentive plan. The amounts earned on the cash incentive bonuses for fiscal 2013 performance were determined by our compensation committee on March 18, 2014.

(5)                                  For fiscal 2013, the amounts shown represent other compensation in the form of contributions to our savings and retirement plan on behalf of each of our named executive officers and premiums we paid for term life insurance, long-term disability insurance and accidental death and dismemberment insurance for the benefit of our named executive officers, as well as the perquisites and other personal benefits described in footnote (6) below.

(6)                                  For fiscal 2013, the amounts shown include our aggregate incremental cost of the following perquisites and other personal benefits paid to our named executive officers: reimbursement for certain health and dental premiums and expenses, and, for our named executive officers other than Dr. Noether, parking and use of sporting tickets.

(7)                                  Includes the $50,000 formula payment amount, determined by our compensation committee on March 18, 2014, of the revenue oversight component of Mr. Lowenstein’s cash incentive bonus for fiscal 2013 performance based upon the revenue we generated from his key clients in fiscal 2013, as further discussed in this annual report under the heading “Plan-based awards—Cash incentive bonuses for fiscal 2013 performance” below.

(8)                                  Represents the amount, determined by our compensation committee on March 15, 2013, paid under the revenue oversight component of Mr. Lowenstein’s cash incentive bonus for fiscal 2012 performance based upon the revenue we generated from his key clients in fiscal 2012.

(9)                                  Includes the $400,000 formula payment amount, determined by our compensation committee on March 5, 2012, of the revenue oversight component of Mr. Lowenstein’s cash incentive bonus for fiscal 2011 performance based upon the revenue we generated from his key clients in fiscal 2011.

(10)                            Represents the discretionary bonus received for fiscal 2013.

(11)                            Represents the amount, determined by our compensation committee on March 15, 2013, paid under the revenue sourcing component of Dr. Noether’s cash incentive bonus for fiscal 2012 performance based upon the revenue sourced by Dr. Noether in fiscal 2012.

Plan-based awards.  The plan-based awards granted to our named executive officers in fiscal 2013 consisted of (1) cash incentive bonuses that our executive officers were eligible to receive based on fiscal 2013 performance under our cash incentive plan and (2) stock options, time-vesting restricted stock unit awards, or “RSUs,” and performance restricted stock unit awards, or “PRSUs,” based on fiscal 2014 and fiscal 2015 performance, all of which were granted on November 19, 2013 under our long-term incentive program and our 2006 equity incentive plan. Our cash incentive plan, the structure and determination of the amounts to be paid under these cash incentive bonuses, our long-term incentive program, our 2006 equity incentive plan, and these stock options, RSUs and PRSUs granted under our long-term incentive program and 2006 equity incentive plan are described below.

Cash incentive plan.

Our cash incentive plan authorizes the grant of performance-based incentive awards to our executive officers and other salaried employees. The plan is designed to facilitate the granting of performance awards to our executive officers intended to qualify as “qualified performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code, which preserves the deductibility of amounts paid under the awards. A performance award granted under the plan is payable only to the extent certain performance targets, based on performance criteria specified by our compensation committee, are achieved in the relevant measurement period. These performance targets can be based on objective financial performance criteria, including, but not limited to, revenue; net revenue; revenue growth; earnings before interest, taxes, depreciation and amortization; funds from operations; funds from operations per share; operating income; operating income growth; operating cash flow; net income; net income growth; pre- or after-tax income; cash available for distribution; cash available for distribution per share; cash and/or cash equivalents available from operations; net earnings; earnings per share; earnings per share growth; return on equity; return on assets; share price performance; total shareholder return; total shareholder return growth; economic value added; improvement in cash flow; and confidential business unit objectives. These performance targets may also be based on performance criteria in the form of individual or other goals specified by our compensation committee. Only awards based on or limited by objective financial performance criteria may qualify as qualified performance-based compensation.

The performance criteria, performance targets and payment formulas of performance awards granted to our executive officers under our cash incentive plan must be determined within the first 90 days of the applicable performance period in order to qualify as qualified performance-based compensation. The period on which the performance underlying these performance awards is based must be at least a fiscal year or longer. The maximum amount payable to any executive officer in a given fiscal year under performance awards granted under the plan is $8,000,000. This maximum is prorated for executive officers who do not participate in our cash incentive plan for the entire fiscal year.

After the completion of the performance period over which a performance award granted to an executive officer under our cash incentive plan is based, our compensation committee reviews our performance and the performance of the executive officer over the performance period, and then determines and certifies in writing the extent to which the executive officer has achieved the objective performance criteria applicable to the performance award and the appropriate amount, if any, to be paid to the executive officer with respect to the performance award. Regardless of the amount determined by the payment formula applicable to any performance award, the committee may exercise its discretion, based on whatever criteria it determines appropriate, to reduce the payment made under the performance award from the award’s payment formula amount. The criteria used by our compensation committee as the basis for any such exercise of its discretion may, but need not be, set forth in the applicable performance award’s terms and conditions. The payment of any performance award under our cash incentive plan is generally made shortly following the certification with respect to such award mentioned above. Performance awards issued under our cash incentive plan are payable in cash, shares of our common stock issued under our 2006 equity incentive plan, or any combination of the two at the discretion of our compensation committee. The recipient of a performance award may receive payment under the award only if he or she is an employee on the last day of the performance period over which the performance award is based, unless our compensation committee exercises its discretion to make prorated payments to former or retired employees or to a deceased employee’s estate.

Our cash incentive plan was initially approved by our shareholders in 2007, was re-approved by our shareholders in 2012, and must be approved every five years so that performance awards granted to our executive officers under the plan may qualify as qualified performance-based compensation. Our cash incentive plan is currently effective until the 2017 annual meeting of our shareholders (or any special meeting in lieu thereof).

Cash incentive bonuses for fiscal 2013 performance.

On March 15, 2013, our compensation committee determined the performance criteria, performance targets and payment formulas of the cash incentive bonuses that our executive officers were eligible to receive for fiscal 2013 performance under our cash incentive plan.

The performance criteria underlying these cash incentive bonuses were based on non-GAAP financial metrics related to our fiscal 2013 consolidated net revenue and earnings before interest and taxes and on individual subjective performance goals for fiscal 2013 tailored to the applicable executive officer. In addition, the cash incentive bonus that Mr. Lowenstein was eligible to receive included a revenue oversight component based on the revenue we generated in fiscal 2013 from his key clients. The overall target payments for these cash incentive bonuses, excluding Mr. Lowenstein’s revenue oversight component, which did not have a pre-determined target payment, were as follows: for Mr. Maleh, $900,000; for Mr. Mackie, $250,000; and for Mr. Lowenstein, $400,000. For each of our executive officers, 35% of this target payment was linked to our fiscal 2013 consolidated non-GAAP net revenue (excluding the impact of our NeuCo subsidiary, acquisitions, discontinued operations and extraordinary and special items, as determined by our compensation committee); 35% of this target payment was linked to our fiscal 2013 consolidated non-GAAP earnings before interest and taxes (excluding the impact of our NeuCo subsidiary, acquisitions, discontinued operations and extraordinary and special items, as determined by our compensation committee); and 30% of this target payment was linked to individual subjective performance goals for fiscal 2013 established for the executive officer (other than Mr. Maleh, our chief executive officer) by our compensation committee in consultation with our chief executive officer and, for Mr. Maleh, by our compensation committee.

The target and maximum amounts payable under these cash incentive bonuses are reported under the heading “Estimated Possible Payouts Under Non-Equity Incentive Plan Awards” in the “Grant of Plan-Based Awards for Fiscal 2013” table below. Because the revenue oversight component of the cash incentive bonus that Mr. Lowenstein was eligible to receive did not have target payment, the $800,000 target payment reported for Mr. Lowenstein’s cash incentive bonus in the table was determined by adding a representative amount payable under this revenue oversight component calculated based on his fiscal 2012 performance to the $400,000 target payment set for the other components of Mr. Lowenstein’s cash incentive bonus. The maximum amounts payable under each of these cash incentive bonuses were determined as follows: (1) the maximum payment of any component linked to our consolidated non-GAAP net revenue or our consolidated non-GAAP earnings before interest and taxes was equal to twice that component’s target payment; (2) the maximum payment of any component linked to individual subjective performance goals was 140% of that component’s target payment; and (3) the maximum payment of Mr. Lowenstein’s revenue oversight component was $650,000. The amount payable to Mr. Maleh under the component linked to individual subjective performance goals was further limited by an objective formula amount based upon our consolidated our fiscal 2013 consolidated non-GAAP earnings before interest and taxes (excluding the impact of our NeuCo subsidiary, acquisitions, discontinued operations and extraordinary and special items as determined by our compensation committee) in order to preserve the deductibility of the amounts payable to him under it.

The performance targets established by our compensation committee for the components of these cash incentive bonuses linked to overall corporate performance were as follows: the performance target for our fiscal 2013 consolidated non-GAAP net revenue (excluding the impact of our NeuCo subsidiary, acquisitions, discontinued operations and extraordinary and special items, as determined by our compensation committee) was $300.6 million and the performance target for our fiscal 2012 consolidated non-GAAP earnings before interest and taxes (excluding the impact of our NeuCo subsidiary, acquisitions, discontinued operations and extraordinary and special items, as determined by our compensation committee) was $30.3 million. The components of these cash incentive bonuses linked to individual subjective performance goals were quantified, using a scoring system developed by our compensation committee with advice from its compensation consultant, by taking the weighted average of the scores received by the applicable executive officer with respect to the subjective individual performance goals for fiscal 2013 set for the executive officer, each of which was scored on a scale of one to five. The performance target for the components of these cash incentive bonuses based on subjective individual performance goals was a weighted-average score of three.

Under the performance formula determining the amount that our executive officers were eligible to receive under the components of these cash incentive bonuses tied to overall corporate performance, (1) the payment for target performance was the target payment, (2) the payment for performance exceeding target performance by a certain percentage equaled the target payment increased by that percentage of the target payment, subject to the maximum payments described above, and (3) the payment for performance missing target performance by a certain percentage equaled the target payment reduced by that percentage of the target payment (subject to a floor of zero). The performance formula determining the amount that our executive officers were eligible to receive under the components of these cash incentive bonuses tied to individual subjective performance goals provided for a payment linearly ranging from (1) 60% to 90% of the target payment, as the applicable executive officer’s individual component weighted-average score ranged from one to two, (2) 90% to 110% of the target payment, as the applicable executive officer’s individual component weighted-average score ranged from two to four and (3) 110% to 140% of the target payment, as the applicable executive officer’s individual component weighted-average score ranged from four to five, subject, in the case of Mr. Maleh, to an objective formula maximum amount as described above. The payment formula for Mr. Lowenstein’s revenue oversight component provided for a payment ranging from $0 to $650,000 as the revenues generated by us in fiscal 2013 from his key clients ranged from $0 million to $8 million. Regardless of the amount determined by the payment formula with respect to any component of these cash incentive bonuses, in no event could the amount actually paid under the component be greater than the component’s maximum payment, and our compensation committee could exercise its discretion to reduce or eliminate the amount actually paid out under the component.

As described under the heading “Compensation discussion and analysis—Performance-based annual incentive compensation—Amounts paid with respect to cash incentive bonuses for fiscal 2013 performance” above, on March 18, 2014, our compensation committee determined the amounts to be paid in respect of the cash incentive bonuses that our executive officers were eligible to receive for fiscal 2013 performance. These amounts are reported in the “Summary Compensation Table for Fiscal 2013” under the heading “Non-Equity Incentive Plan Compensation.”

Long-term incentive program

In 2009, our compensation committee approved our long-term incentive program, which sets a framework for grants of equity awards under our 2006 equity incentive plan to our executive officers and certain other key employees. Grants under our long-term incentive program are comprised of the following types of equity awards in the following proportions: 30% stock options, 30% time-vesting restricted stock unit awards, or “RSUs,” and 40% performance restricted stock unit awards or, “PRSUs,” each of which are described more fully below. For purposes of these weightings, each share subject to a stock option is treated as one-half of a share, each share by which an RSU or a PRSU is measured is treated as one share, and it is assumed that the PRSUs’ target performance will be achieved. The stock options, and shares of common stock issued pursuant to the vesting of these RSUs and PRSUs, granted under our long-term incentive program are held subject to our stock ownership guidelines described in this annual report under the heading “Compensation discussion and analysis—Stock ownership guidelines” above.

The equity awards that comprise the grants made under our long-term incentive program have the following features:

•                  Stock options.  30% of each award granted under our long-term incentive program consists of a non-statutory stock option granted under our 2006 equity incentive plan. For purposes of this 30% weighting, each share of our common stock subject to the stock option is treated as one-half of a share. These stock options vest over a period of four years in equal annual installments, beginning on the first anniversary of the date of grant. Like all stock options granted under our 2006 equity incentive plan, stock options granted under our long-term incentive program have a seven-year term, are granted with an exercise price equal to the fair market value of our common stock on the date of grant, and may have their exercise prices reduced only with the approval of our shareholders. We have been advised that stock options granted under our 2006 equity incentive plan qualify as qualified performance- based compensation, and are thus not subject to Section 162(m)’s deductibility limitations.

•                  RSUs.  30% of each award granted under our long-term incentive program consists of RSUs, measured in shares of our common stock, granted under our 2006 equity incentive plan. For purposes of this 30% weighting, each share of our common stock by which an RSU is measured is treated as one share. These RSUs vest over a period of four years in equal annual installments, beginning on the first anniversary of the date of grant. Vested RSUs are payable, at our election, in cash, shares of our common stock granted under our 2006 equity incentive plan or any combination of the two. RSUs granted under our long-term incentive program are subject to the deductibility limitations of Section 162(m).

•                  PRSUs.  40% of each award granted under our long-term incentive program consists of PRSUs, measured in shares of our common stock, granted under our 2006 equity incentive plan. For purposes of this 40% weighting, each share of our common stock by which a PRSU is measured is treated as one share and it is assumed that the PRSU’s target performance will be achieved. PRSUs are payable based on the extent that certain performance targets are achieved over a performance period of at least one fiscal year. The payment formulas of these PRSUs granted to our executive officers for fiscal 2011 performance and for fiscal 2012 and fiscal 2013 performance were based on the outcomes of performance criteria related to our consolidated non-GAAP average operating margin and our consolidated non-GAAP cumulative annual net revenue growth (excluding acquisitions and divestitures), and the consolidated non-GAAP operating margin and net revenue we used for these purposes was the same as the consolidated non-GAAP operating margin and net revenue we reported with our financial results for the applicable measurement periods. The payment formula for the PRSUs granted to our executive officers in fiscal 2013 are based on the outcomes of performance criteria related to our consolidated non-GAAP average adjusted EBITDA (including acquisitions and divestitures) and our consolidated non-GAAP cumulative annual net revenue growth (excluding acquisitions and divestitures) over fiscal 2014 and fiscal 2015, and the consolidated non-GAAP EBITDA and net revenue will use for these purposes will be the same as the consolidated non-GAAP EBITDA and revenue we will report with our financial results for the applicable measurement periods. The amount payable under each of these PRSUs vests as follows. After the end of the PRSU’s performance period, our compensation committee determines the number of shares of our common stock potentially issuable under the PRSU based on the outcome of its performance conditions, or its “performance share number.” On the date of this determination, 25% of the performance share number automatically vests for each anniversary of the PRSU’s grant date that has occurred on or prior to this determination date. The remainder of the performance share number vests in increments of 25% of the performance share number on each subsequent anniversary of the PRSU’s grant date until the performance share number is fully vested on the fourth anniversary of the PRSU’s grant date. The vesting of any portion of a PRSU’s performance share number is subject to the continued employment of the PRSU’s recipient on the vesting date. Each PRSU has a threshold, target and maximum payment amount, and if a PRSU’s threshold performance level is not achieved over the PRSU’s performance period, no payment is made under the PRSU. Vested portions of a PRSU’s performance share number are payable, at our election, in cash, shares of our common stock granted under our 2006 equity incentive plan or a combination of the two. We have been advised that PRSUs granted under our long-term incentive program and 2006 equity incentive plan qualify as qualified performance-based compensation, and are thus not subject to Section 162(m)’s deductibility limitations.

LTIP awards granted in fiscal 2013

On November 19, 2013, our compensation committee granted equity awards under our long-term incentive program to our named executive officers and certain other key employees. As described above, these equity awards consisted of 30% stock options (treating each share of our common stock subject to the stock option as on-half of a share), 30% RSUs and 40% PRSUs (assuming the PRSU’s target performance would be achieved). The number of shares of our common stock subject to stock options, the number of shares of our common stock by which RSUs are measured, and the threshold, target and maximum number of shares of our common stock by which PRSUs are measured with respect to the equity awards granted to each of our named executive officers under our long-term incentive program in fiscal 2013 are set forth under the headings “All Other Option Awards: Number of Securities Underlying Options,” “All Other Stock Awards: Number of Shares of Stock or Units,” and “Estimated Future Payouts Under Equity Incentive Plan Awards,” respectively, in the “Grant of Plan-Based Awards for Fiscal 2013” table below.

2006 equity incentive plan.

All equity awards granted under our long-term incentive program are issued under 2006 equity incentive plan, which is administered by our compensation committee. Our 2006 equity incentive plan provides for the following types of equity awards:

•                  options to purchase shares of our common stock intended to qualify as “incentive stock options,” as defined in section 422 of the Internal Revenue Code;

•                  nonqualified options, which do not qualify as incentive stock options;

•                  restricted stock awards consisting of shares of our common stock subject to restrictions;

•                  restricted stock unit awards consisting of the contractual right to receive shares of our common stock in the future contingent on the completion of service and/or the achievement of performance or other objectives;

•                  performance awards, including performance-vested restricted stock unit awards, consisting of the right to receive payment of cash and/or shares of our common stock on the achievement of predetermined performance targets; and

•                  other stock-based awards in the form of stock purchase rights, shares of our common stock, and awards valued in whole or in part by or otherwise based on our common stock.

All of the shares issued under our 2006 equity incentive plan or by which awards granted under the plan are measured are shares of our authorized but unissued common stock. The maximum number of shares issuable under the plan is 4,874,000, consisting of (1) 500,000 shares initially reserved for issuance under our 2006 equity incentive plan, (2) 1,000,000 shares that either remained for future awards under our 1998 incentive and nonqualified stock option plan on April 21, 2006, the date our shareholders initially approved our 2006 equity incentive plan, or were subject to stock options issued under the 1998 incentive and nonqualified stock option plan that were forfeited or terminated after April 21, 2006, (3) 210,000 shares approved by our shareholders at the 2008 annual meeting of our shareholders, (4) 1,464,000 shares approved by our shareholders at the 2010 special meeting in lieu of annual meeting of our shareholders and (5) the 1,700,000 shares that we have determined to use of the 2,500,000 shares approved by our shareholders at the 2012 special meeting in lieu of annual meeting of our shareholders. The plan adjusts the maximum number of shares issuable under the plan if we effect a capital readjustment or pay a stock dividend without receiving compensation in return. Whenever any outstanding award under the plan expires or terminates other than by exercise or payment in shares of our common stock, the corresponding shares of common stock may again be the subject of plan awards. Each share of stock issued pursuant to an award granted on or after April 30, 2010 under the plan, other than a stock option, counts as 1.83 shares against the maximum number of shares issuable under our 2006 equity incentive plan, as does any restricted stock unit or performance award granted on or after April 30, 2010 under the plan to the extent that shares of our common stock are used for measurement purposes. The maximum aggregate number of shares of common stock that may be subject to awards granted under our 2006 equity incentive plan to a single recipient in any calendar year is 150,000. Our 2006 equity incentive plan was first approved by our shareholders in 2006, and no award may be granted under the plan after April 21, 2016.

The grants of plan-based awards table for fiscal 2013.

The following table provides further information regarding the grants of plan-based awards described above to our named executive officers during fiscal 2013.

Grants of Plan-Based Awards for Fiscal 2013

										All
										Other
										Stock
										Awards:
										Number	All Other
			Estimated Possible							of	Option	Exercise
			Payouts Under Non-							Shares	Awards:	or Base	Grant
	Type		Equity Incentive Plan				Estimated Future Payouts Under			of	Number of	Price of	Date
	of		Awards				Equity Incentive Plan Awards			Stock or	Securities	Option	Fair
	Award	Grant	Target		Maximum		Threshold	Target	Maximum	Units (#)	Underlying	Awards	Value
Name	(1)	Date (2)	($)		($)		(#)	($ or #)	($ or #)	(4)	Options (#)	($/sh)	($) (5)
Paul Maleh	CIB	3/15/2013	900,000		1,638,000		—	—	—	—	—	—	—
	OPT	11/19/2013	—		—		—	—	—	—	25,946	18.48	201,606
	RSU	11/19/2013	—		—		—	—	—	12,973	—	—	239,741
	PRSU	11/19/2013	—		—		8,648	17,297	21,621	—	—	—	319,649
Wayne Mackie	CIB	3/15/2013	250,000		455,000		—	—	—	—	—	—	—
	OPT	11/19/2013	—		—		—	—	—	—	9,730	18.48	75,604
	RSU	11/19/2013	—		—		—	—	—	4,865	—	—	89,905
	PRSU	11/19/2013	—		—		3,243	6,486	8,107	—	—	—	119,861
Arnold Lowenstein	CIB	3/15/2013	800,000	(3)	1,378,000	(3)	—	—	—	—	—	—	—
	OPT	11/19/2013	—		—		—	—	—	—	12,973	18.48	100,803
	RSU	11/19/2013	—		—		—	—	—	6,486	—	—	119,861
	PRSU	11/19/2013	—		—		4,324	8,649	10,811	—	—	—	159,834
Monica Noether	OPT	11/19/2013	—		—		—	—	—	—	4,865	18.48	37,802
	RSU	11/19/2013	—		—		—	—	—	2,432	—	—	44,943
	PRSU	11/19/2013	—		—		1,621	3,243	4,053	—	—	—	59,931

(1)                                  For purposes of this column, (a) “CIB” means a cash incentive bonus that the applicable executive officer was eligible to receive based on fiscal 2013 performance under our cash incentive plan, (b) “OPT” means a stock option granted under our long-term incentive program and 2006 equity incentive plan, (c) “RSU” means a time-vesting restricted stock unit award measured in shares of our common stock granted under out long-term incentive program and 2006 equity incentive plan and (d) “PRSU” means a performance restricted stock unit award measured in shares of our common stock granted under our long-term incentive program and 2006 equity incentive plan.

(2)                                  The grant date of each equity award is the same as the date such award was approved by our compensation committee. None of our named executive officers paid any amount to us as consideration for any award disclosed in this table.

(3)                                  As discussed in the section of this annual report entitled “Plan-based Awards—Cash incentive bonuses for fiscal 2013 performance” above, the cash incentive bonus Mr. Lowenstein was eligible to receive for fiscal 2013 performance had an additional revenue oversight component with no target payment. The target amount reported for Mr. Lowenstein’s cash incentive bonus eligibility in the table above equals the $400,000 overall target payment for the components of his cash incentive bonus linked to our overall corporate performance and his subjective individual performance goals plus a representative payment amount of $400,000 for his revenue oversight component, based on the revenue we generated in fiscal 2012 from his key clients. The maximum payment reported for Mr. Lowenstein’s cash incentive bonus eligibility in the table above includes the $650,000 maximum payment under his revenue oversight component.

(4)                                  Table does not reflect any shares of our common stock issued in fiscal 2013 with respect to the vesting in fiscal 2013 of time-vesting restricted stock units or performance restricted stock units granted under our long-term incentive program to our named executive officers prior to fiscal 2013. These shares are reported in the “Option Exercises and Stock Vested during Fiscal 2013” table below.

(5)                                  The grant date fair value was computed in accordance with ASC Topic 718, excluding the estimated effect of any forfeitures, based on the closing market price of our common stock on the date of grant. In addition, the grant date fair values of the PRSUs were computed based on the probable outcome of the awards’ performance conditions, and the grant date fair values of stock options were estimated using the Black- Scholes option-pricing model with the following weighted-average assumptions: expected life—5 years; expected volatility—46.88%; risk-free interest rate—1.37%; and no expected dividends.

Outstanding equity awards.  The following table provides information regarding outstanding equity awards held by our executive officers on December 28, 2013.

Outstanding Equity Awards at End of Fiscal 2013

		Option Awards					Stock Awards
Name	Type of Award(1)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(7)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(10)
Paul Maleh	RS	—	—		—	—	4,239	(2)	87,790	—		—
	RS	—	—		—	—	3,750	(3)	77,663	—		—
	OPT	15,000	—		32.26	5/10/2014	—		—	—		—
	OPT	10,492	—		50.09	4/1/2015	—		—	—		—
	OPT	4,508	—		50.09	4/1/2015	—		—	—		—
	OPT-LT	14,931	4,978	(4)	21.43	11/8/2017	—		—	—		—
	OPT-LT	9,600	9,600	(5)	21.91	11/14/2018	—		—	—		—
	OPT-LT	—	25,946	(6)	18.48	11/19/2020	—		—	—		—
	RSU	—	—		—	—	2,489	(4)	51,547	—		—
	RSU	—	—		—	—	4,800	(5)	99,408	—		—
	RSU	—	—		—	—	12,973	(6)	268,671
	PRSU-D	—	—		—	—	3,086	(4)	63,911	—		—
	PRSU	—	—		—	—	—		—	16,000	(8)	331,360
	PRSU	—	—		—	—	—		—	21,621	(9)	447,771
Wayne Mackie	RS	—	—		—	—	1,631	(2)	33,778	—		—
	OPT	9,716	—		41.16	10/5/2015	—		—	—		—
	OPT	15,284	—		41.16	10/5/2015	—		—	—		—
	OPT-LT	5,599	1,867	(4)	21.43	11/8/2017	—		—	—		—
	OPT-LT	3,600	3,600	(5)	21.91	11/14/2018	—		—	—		—
	OPT-LT	—	9,730	(6)	18.48	11/19/2020	—		—	—		—
	RSU	—	—		—	—	934	(4)	19,343	—		—
	RSU	—	—		—	—	1,800	(5)	37,278	—		—
	RSU	—	—		—	—	4,865	(6)	100,754	—		—
	PRSU-D	—	—		—	—	1,157	(4)	23,961	—		—
	PRSU	—	—		—	—	—		—	6,000	(8)	124,260
	PRSU	—	—		—	—	—		—	8,107	(9)	167,896
Arnold Lowenstein	RS	—	—		—	—	2,609	(2)	54,032	—		—
	OPT	10,000	—		32.26	5/10/2014	—		—	—		—
	OPT	2,500	—		50.09	4/1/2015	—		—	—		—
	OPT	2,500	—		50.09	4/1/2015	—		—	—		—
	OPT-LT	5,599	1,867	(4)	21.43	11/8/2017	—		—	—		—
	OPT-LT	4,800	4,800	(5)	21.91	11/14/2018	—		—	—		—
	OPT-LT	—	12,973	(6)	18.48	11/19/2020	—		—	—		—
	RSU	—	—		—	—	934	(4)	19,343	—		—
	RSU	—	—		—	—	2,400	(5)	49,704	—		—
	RSU	—	—		—	—	6,486	(6)	134,325	—		—
	PRSU-D	—	—		—	—	1,157	(4)	23,961	—		—
	PRSU	—	—		—	—	—		—	8,000	(8)	165,680
	PRSU	—	—		—	—	—		—	10,811	(9)	223,896
Monica Noether	RS	—	—		—	—	3,261	(2)	67,535	—		—
	OPT	1,353	—		32.26	5/10/2014	—		—	—		—
	OPT	8,647	—		32.26	5/10/2014	—		—	—		—
	OPT	6,276	—		50.09	4/1/2015	—		—	—		—
	OPT	3,724	—		50.09	4/1/2015	—		—	—		—
	OPT-LT	9,332	3,111	(4)	21.43	11/8/2017	—		—	—		—
	OPT-LT	6,000	6,000	(5)	21.91	11/14/2018	—		—	—		—
	OPT-LT	—	4,865	(6)	18.48	11/19/2020	—		—	—		—
	RSU	—	—		—	—	1,556	(4)	32,225	—		—
	RSU	—	—		—	—	3,000	(5)	62,130	—		—
	RSU	—	—		—	—	2,432	(6)	50,367	—		—
	PRSU-D	—	—		—	—	1,929	(4)	39,950	—		—
	PRSU	—	—		—	—	—		—	10,000	(8)	207,100
	PRSU	—	—		—	—	—		—	4,053	(9)	83,938

(1)                                  For purposes of this column, (a) “RS” means restricted stock granted under our 2006 equity incentive plan, but not our long-term incentive program, (b) “OPT” means a stock option granted under our 2006 equity incentive plan, but not our long-term incentive program, (c) “OPT-LT” means a stock option granted under our long-term incentive program and 2006 equity incentive plan, (d) “RSU” means a time-vesting restricted stock unit award, measured in shares of our common stock, granted under our long-term incentive program and 2006 equity incentive plan, (e) “PRSU-D” means a time-vesting restricted stock unit award, measured in shares of our common stock, granted based on the outcome of the performance conditions of a performance restricted stock unit award granted under our long-term incentive program and 2006 cash incentive plan prior to fiscal 2013, and (f) “PRSU” means a performance restricted stock unit award granted under our long-term incentive program and 2006 equity incentive plan, measured in shares of our common stock, for which the performance conditions were not determined as of the end of fiscal 2013. The vesting of any portion of an RSU, PRSU or PRSU-D is subject to the continued employment of the award recipient on the vesting date. Vested portions of any RSU or PRSU-D are payable, at our election, in cash, shares of our common stock granted under our 2006 equity incentive plan or a combination of the two.

(2)                                  Vests on February 23, 2014.

(3)                                  Vests in three equal annual installments beginning on March 23, 2014.

(4)                                  Vests on November 8, 2014.

(5)                                  Vests in two equal annual installments beginning on November 14, 2014.

(6)                                  Vests in four equal annual installments beginning on November 19, 2014.

(7)                                  The market values of these unvested shares of restricted stock, unvested RSUs and unvested PRSUs for which the performance conditions have been determined are based on the closing market price of our common stock on December 27, 2013, the last trading date of fiscal 2013, of $20.71.

(8)                                  Amounts represent the maximum number of shares of our common stock that can be issued under PRSUs based on our fiscal 2012 and 2013 performance granted on November 14, 2011 to each of our named executive officers under our long-term incentive program and 2006 equity incentive plan. As further described in this annual report under the heading “Equity incentive compensation—PRSU performance conditions determined for fiscal 2013” above, on March 18, 2014, our compensation committee determined that the threshold performance level for these PRSUs were not achieved over the applicable performance period and therefore no payment will be made under these PRSUs.

(9)                                  Amounts represent the maximum number of shares of our common stock that can be issued under PRSUs based on our fiscal 2014 and 2015 performance granted on November 19, 2013 to each of our named executive officers under our long-term incentive program and 2006 equity incentive plan. Our compensation committee will determine the actual number of shares of our common stock potentially issuable in respect of these PRSUs based on the outcome of their performance conditions, or their “performance share numbers,” in the first quarter of fiscal 2016. 50% of each of these performance share numbers will vest on the date of that determination, and the remaining 50% of each of these performance share numbers will vest in two equal installments on the third and fourth anniversaries of November 19, 2013. Vested portions of these performance share number are payable, at our election, in cash, shares of our common stock granted under our 2006 equity incentive plan or a combination of the two.

(10)                            The market values of these PRSUs are based on the closing market price of our common stock on December 27, 2013, the last trading date of fiscal year 2013, of $20.71, assuming that the maximum number of shares of our common stock issuable under the PRSUs will be issued.

Option exercises and vesting of stock.  The following table provides information regarding the exercise of stock options by our named executive officers during fiscal 2013 and the vesting of our named executive officers’ restricted stock awards, time-vesting restricted stock unit awards, or “RSUs,” and performance restricted stock awards, or “PRSUs,” during fiscal 2013. For each named executive officer, the number of shares reported as having vested in fiscal 2013 under the heading “Number of Shares Acquired on Vesting” in the table below consists of (i) shares of restricted stock issued under our 2006 equity incentive plan, but not our long-term incentive plan, that vested on the following dates in fiscal 2013: February 23, 2013, February 24, 2013 and, but only in the case of Mr. Maleh, March 23, 2013, (ii) shares of our common stock issued under our 2006 equity incentive plan upon the vesting on November 8, 2013 and November 14, 2013 of RSUs issued under our long-term incentive program, and (iii) shares of our common stock issued under our 2006 equity incentive plan upon the vesting on November 8, 2013 of PRSUs issued under our long-term incentive program.

The shares of common stock issued pursuant to the vesting of the RSUs and PRSUs are held subject to our stock ownership guidelines described in this annual report under the heading “Compensation discussion and analysis—Stock ownership guidelines” above.

Option Exercises and Stock Vested during Fiscal 2013

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Paul Maleh	—	—	14,249	285,880
Wayne Mackie	—	—	5,013	100,017
Monica Noether	—	—	9,030	181,872
Arnold Lowenstein	—	—	6,527	132,764

(1)                                 The value realized on the vesting of shares of restricted stock and the issuance of share of our common stock with respect to the vesting of RSUs and PRSUs is based on the following closing market prices of our common stock on the respective dates of vesting or, where applicable, the last trading date before the vesting date: $22.49 on February 22, 2013; $21.98 on March 22, 2013; $18.27 on November 8, 2013; and $18.15 on November 14, 2013.

Potential payments upon termination or change in control.  The agreements described below provide for payments to the applicable named executive officer, as well as the acceleration of the vesting of certain equity awards held by the named executive officer, in the event that the named executive officer’s employment with us is terminated in certain circumstances or that we undergo a change in control.

Letter agreement with Mr. Mackie.  We entered into a letter agreement with Mr. Mackie when he joined us on July 1, 2005. If Mr. Mackie’s employment is terminated in connection with a “change of control,” the agreement provides Mr. Mackie with a prorated portion of his target bonus for the year, one year’s salary and full vesting of all stock options that have been awarded to him.

Under this letter agreement, a “change of control” is deemed to occur if: (1) we consummate a consolidation or merger where we are not the continuing or surviving corporation or our common stock is converted into cash, securities or other property, unless our shareholders immediately prior to the merger or consolidation have a majority of the combined voting power of the continuing or surviving corporation immediately after the merger, (2) we consummate any sale, lease, exchange or other transfer of all, or substantially all, of our assets, (3) our shareholders approve our complete liquidation or dissolution, (4) any person becomes the beneficial owner of securities representing a majority of the combined voting power of our then outstanding securities, or (5) during any year, individuals who at the beginning of such year constitute our entire board of directors shall cease for any reason to constitute a majority of our board of directors unless the election, or the nomination for election by our shareholders, of each new director was approved by a vote of at least a majority of the directors then still in office who were directors at the beginning of the year.

Cash incentive plan.  As discussed in this annual report under the heading “Executive compensation—Plan-based awards” above, in fiscal 2013, each of our executive officers was eligible to receive a cash incentive bonus based on fiscal 2013 performance under our cash incentive plan. Under this plan, upon the occurrence of a “change of control,” each of these bonuses is paid out as if the effective date of the change of control were the last day of the applicable performance period and all performance goals had been attained, unless provision is made in connection with the change of control for (1) the assumption of all previously granted awards or (2) the substitution of such performance awards with commensurate new awards covering stock of the successor corporation or its parent or subsidiary.

Under our cash incentive plan, “change of control” means (1) we merge with or into or consolidate with another corporation, unless our outstanding voting securities immediately prior to the change of control continue to represent, either by remaining outstanding or conversion into voting securities of the entity surviving the change of control, at least 50% of our combined voting power or of the combined voting power of the entity surviving the change of control; or (2) we liquidate or sell substantially all of our assets.

Stock option agreements.  As discussed in this annual report under the headings “Executive compensation—Plan-based awards” and “Executive compensation—Outstanding equity awards” above, as of the last business day of fiscal 2013, each of our named executive officers held unvested stock options issued under our 2006 equity incentive plan and our long-term incentive program. Each of the stock options granted under our long-term incentive program is subject to a stock option agreement that provides for the full vesting of all unvested stock options subject to the agreement on the applicable named executive officer’s death or termination of providing services for us due to disability (as determined by us in our sole discretion).

Restricted stock and restricted stock unit agreements.  As discussed in this annual report under the headings “Executive compensation—Plan-based awards” and “Executive compensation—Outstanding equity awards” above, as of the last business day of fiscal 2013, each of our named executive officers held unvested shares of restricted stock and unvested time-vesting restricted stock unit awards, or “RSUs,” issued under our 2006 equity incentive plan and, in some cases, our long-term incentive program. Each of these grants is subject to a restricted stock agreement or a restricted stock unit agreement, as applicable. Each of these agreements provide for the full vesting of all unvested restricted shares or RSUs subject to the agreement on the applicable named executive officer’s death or termination of providing services for us due to disability (as determined by us in our sole discretion).

Restricted stock unit for performance agreements.  As discussed in this annual report under the headings “Executive compensation—Plan-based awards” and “Executive compensation—Outstanding equity awards” above, as of the last business day of fiscal 2013, each of our named executive officers held unvested performance restricted stock unit awards, or “PRSUs,” issued under our 2006 equity incentive plan and our long-term incentive program. Each of these grants is subject to a restricted stock unit for performance agreement that provides for acceleration of vesting on the applicable executive officer’s death or termination of providing services for us due to disability (as determined by us in our sole discretion). For a PRSU for which the number of shares potentially issuable based on the outcome of the PRSU’s performance conditions, or “performance share number,” has not yet been determined, the amount accelerated is the prorated target performance share number under the PRSU based on the relative length of the period between the beginning of the award’s service period and the date of the executive officer’s death or disability compared to the length of the award’s performance period. For a PRSU for which the performance share number has been determined, the amount accelerated is the then unvested portion of the performance share number.

The table below summarizes the payments that our named executive officers would receive, as well as the value of the acceleration of the vesting of equity awards held by them, under the agreements described above in connection with certain hypothetical terminations or changes in control as of December 27, 2013, the last business day of fiscal 2013. This table assumes that the hypothetical change in control would be a “change of control” for purposes of the letter agreement with Mr. Mackie and our cash incentive plan, that the applicable cash incentive bonuses would not be assumed or substituted for in the change in control, and that, unless expressly indicated, Mr. Mackie would not be terminated in connection with the change in control. This table also assumes that the hypothetical disability would be a disability for purposes of our stock option agreements, restricted stock agreements, restricted stock unit agreements and restricted stock unit for performance agreements.

Potential Payments Upon Termination or Change in Control as of 12/27/2013

	Base Salary ($)	Management Performance Award ($)(1)	Stock Options ($)(2)	Restricted Stock ($)(3)	Restricted Stock Units ($)(4)	Performance Restricted Stock Units ($)(5)	Total Payment in Termination or Change in Control ($)
Paul Maleh
Change in Control	—	900,000	—	—	—	—	900,000
Death/Disability	—	—	57,860	165,452	483,537	265,088	971,937
Wayne Mackie
Change in Control	—	250,000	—	—	—	—	250,000
Terminated in Change in Control	375,000	250,000	21,698	—	—	—	646,698
Death/Disability	—	—	21,698	33,778	181,337	99,408	336,221
Monica Noether
Change in Control	—	—	—	—	—	—	—
Death/Disability	—	—	10,849	67,535	184,671	165,680	428,735
Arnold Lowenstein
Change in Control	—	400,000	—	—	—	—	400,000
Death/Disability	—	—	28,930	54,032	227,334	132,544	442,840

(1)                                 Amounts represent target payouts under cash incentive bonuses that our executive officers were eligible to receive for fiscal 2013 performance under our cash incentive plan. The amounts actually to be paid with respect to these bonuses were determined by our compensation committee on March 18, 2014, and are reported in the “Summary Compensation Table for Fiscal 2013” above under the heading “Non-Equity Incentive Plan Compensation.”

(2)                                 Amounts represent the value of full acceleration of vesting of stock options granted under our long-term incentive program, pursuant to our 2006 equity incentive plan, and held by the applicable named executive officer as of the last business day of fiscal 2013. These unvested stock options are reported as awards of type “OPT-LT” in the “Outstanding Equity Awards at End of Fiscal 2013” table above under the heading “Number of Securities Underlying Unexercised Options (#) Unexercisable.” The value of this acceleration is based on the closing market price of our common stock on December 27, 2013, the last business day of fiscal 2013, of $20.71.

(3)                                Amounts represent the value of the full acceleration of vesting of shares of restricted stock granted under our 2006 equity incentive plan and held by the applicable named executive officer as of the last business day of fiscal 2013. These unvested shares of restricted stock are reported as awards of type “RS” in the “Outstanding Equity Awards at End of Fiscal 2013” table above under the heading “Number of Shares or Units of Stock That Have Not Vested.” The value of this acceleration was determined based on the closing market price of our common stock on December 27, 2013, the last business day of fiscal 2013, of $20.71.

(4)                                 Amounts represent the value of the full acceleration of vesting of RSUs and PRSUs for which the performance conditions have been determined granted under our 2006 equity incentive plan and our long-term incentive program and held by the applicable named executive officer as of the last business day of fiscal 2013. These unvested RSUs and PRSUs are reported as awards of type “RSU” and “PRSU-D” in the “Outstanding Equity Awards at End of Fiscal 2013” table above under the heading “Number of Shares or Units of Stock That Have Not Vested.” The value of this acceleration was determined based on the closing market price of our common stock on December 27, 2013, the last business day of fiscal 2013, of $20.71.

(5)                                 Amounts represent the value of the full acceleration of vesting of performance shares numbers potentially payable with respect to PRSUs with a performance periods consisting of fiscal 2012 and fiscal 2013 granted under our 2006 equity incentive plan and our long-term incentive program and held by the applicable named executive officer as of the last business day of fiscal 2013, assuming target performance. These unvested PRSUs are reported as awards of type “PRSU” in the “Outstanding Equity Awards at End of Fiscal 2013” table above under the heading “Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested.” The value of this acceleration was determined based on the closing market price of our common stock on December 27, 2013, the last business day of fiscal 2013, of $20.71. Amounts do not include any acceleration value of PRSUs granted on November 19, 2013 under our 2006 equity incentive plan and long-term incentive program; these PRSUs would not accelerate in any event on the last business day of fiscal 2013 because their performance period, fiscal 2014 and 2015, would not begin until after the last business day of fiscal 2013.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Security Ownership of Certain Beneficial Owners and Management

Principal shareholders

The following table provides information regarding the beneficial ownership of shares of our common stock as of April 24, 2014 by:

•                  each person known to us to be a beneficial owner of more than five percent of our shares of common stock;

•                  each of our current directors;

•                  each of our named executive officers; and

•                  all of our current directors and current executive officers as a group.

The persons named in the table below have sole voting and sole dispositive power with respect to the shares listed, except as otherwise indicated. The inclusion of shares in the table below does not constitute an admission of beneficial ownership of such shares. The “Right to acquire” column represents shares of our common stock that may be purchased through the exercise of stock options within 60 days after April 24, 2014. The information in the table is based on information received (including via filings made under the Securities Exchange Act of 1934, as amended) from or on behalf of the persons named in the table.

	Shares beneficially owned
Name of beneficial owner	Outstanding	Right to acquire	Total	Percent (13)
FMR LLC (1)	1,397,949	—	1,397,949	13.9%
Royce & Associates, LLC (2)	1,048,111	—	1,048,111	10.4%
Artisan Partners (3)	832,353	—	832,353	8.3%
BlackRock, Inc. (4)	771,716	—	771,716	7.7%
F&C Asset Management plc (5)	547,058	—	547,058	5.5%
Dimensional Fund Advisors LP (6)	534,612	—	534,612	5.3%
Paul Maleh (7)	90,212	54,531	144,743	1.4%
Rowland Moriarty (8)	86,807	5,000	91,807	*
Monica Noether (9)	43,929	35,332	79,261	*
Arnold Lowenstein (10)	34,041	25,399	59,440	*
Wayne Mackie (11)	15,170	34,199	49,369	*
William Concannon (12)	24,693	5,000	29,693	*
Ronald Maheu (12)	22,971	5,000	27,971	*
Nancy Rose (12)	22,971	5,000	27,971	*
William Schleyer (12)	21,846	—	21,846	*
Thomas Robertson (12)	17,360	—	17,360	*
All current directors and executive officers as a group (nine persons)	336,071	134,129	470,200	4.6%

*                                         Less than one percent.

(1)                                 The number of shares of our common stock beneficially owned by FMR LLC is based solely on information in a Schedule 13G/A filed on February 14, 2014 by FMR LLC and Edward C. Johnson 3d. This filing reports that (i) Mr. Johnson and FMR LLC, an entity controlled by Mr. Johnson and his family, each has sole dispositive power over 1,397,949 shares, FMR LLC has sole voting power over 2,115 shares, and Mr. Johnson has no voting power over any of these shares, (ii) Fidelity Management & Research Company, a wholly owned subsidiary of FMR LLC and registered investment advisor, has sole dispositive power over 1,156,815 shares, (iii) Fidelity SelectCo, LLC, a wholly-owned subsidiary of FMR LLC, has sole dispositive power over 241,134 shares, and (iv) Fidelity Low-Priced Stock Fund holds and has sole dispositive power over 1,016,000 shares. The address for each of Mr. Johnson, FMR LLC, Fidelity Management & Research Company and Fidelity Low-Priced Stock Fund is 245 Summer Street, Boston, MA 02210. The address for Fidelity SelectCo, LLC is 1225 17th Street, Suite 1100, Denver Colorado 80202.

(2)                                 The number of shares of our common stock beneficially owned by Royce & Associates, LLC is based solely on information in a Schedule 13G/A filed on January 10, 2014 by Royce & Associates, LLC. The address for Royce & Associates, LLC is 745 Fifth Avenue, New York, NY 10151.

(3)                                 The number of shares of our common stock beneficially owned by Artisan Partners is based solely on information in a Schedule 13G/A filed on March 24, 2014 by Artisan Partners Holdings LP, Artisan Partners Asset Management Inc., Artisan Partners Limited Partnership, Artisan Investments GP LLC, and Artisan Partner Funds, Inc., in which each of them (other than Artisan Partner Funds, Inc.) reported shared voting power over 759,116 shares and shared dispositive power over 832,353 shares, and Artisan Partner Funds, Inc. reported shared voting power and shared dispositive power over 547,422 shares. The address for each of them is 875 East Wisconsin Avenue, Suite 800, Milwaukee, WI 53202.

(4)                                 The number of shares of our common stock beneficially owned by BlackRock, Inc. is based solely on information in a Schedule 13G/A filed on January 28, 2014 by BlackRock, Inc., in which it reported sole voting power over 749,218 shares and sole dispositive power over 771,716 shares. The address for Blackrock, Inc. is 40 East 52nd Street, New York, NY 10022.

(5)                                 The number of shares of our common stock beneficially owned by F&C Asset Management plc is based solely on information in a Schedule 13G filed on February 10, 2014 by F&C Asset Management plc. The address for F&C Asset Management plc is 80 George Street, Edinburgh EH2 3BU, United Kingdom.

(6)                                 The number of shares of our common stock beneficially owned by Dimensional Fund Advisors LP is based solely on information in a Schedule 13G/A filed on February 10, 2014 by Dimensional Fund Advisors LP, in which it reported sole voting power over 514,401 shares and sole dispositive power over 534,612 shares. The address for Dimensional Fund Advisors LP is Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas 78746.

(7)                                 Mr. Maleh is our chief executive officer and president, and one of our directors.

(8)                                 Dr. Moriarty is our chairman of the board. Amount reported includes an aggregate of 600 shares held by Dr. Moriarty’s children through their respective IRAs, and Dr. Moriarty disclaims beneficial ownership of these shares. Amount reported also includes 49,000 shares held by Movex, LLC, a limited liability company which is wholly owned by two family trusts.

(9)                                 Dr. Monica Noether stepped down as our chief operating officer and executive vice president on February 7, 2013 to return to a full-time consultant role with us. Although Dr. Noether is not currently one of our executive officers, she is a named executive officer for purposes of disclosure in this annual report.

(10)                         Mr. Lowenstein is our chief strategy officer and executive vice president.

(11)                          Mr. Mackie is our chief financial officer, treasurer and executive vice president.

(12)                          Member of our board of directors.

(13)                          Based on the 10,030,617 shares of our common stock issued and outstanding as of April 24, 2014.

Equity Compensation Plans

The equity compensation plans approved by our shareholders are our cash incentive plan, our 2006 equity incentive plan, our 1998 incentive and nonqualified stock option plan and our 1998 employee stock purchase plan. Our board of directors adopted our 2004 nonqualified inducement stock option plan to facilitate the granting of stock options as an inducement to new employees. No further options will be granted under our 1998 incentive and nonqualified stock option plan or our 2004 nonqualified inducement stock option plan. Additionally, in 2009, our board of directors adopted our 2009 nonqualified inducement stock option plan. As of December 28, 2013, there were 50,000 shares available for issuance pursuant to stock option grants under the 2009 nonqualified inducement stock option plan. Each of the outstanding options to purchase shares of our common stock granted under our 2009 nonqualified inducement stock option plan as of December 28, 2013 vests over four years, has a term of seven years, and an exercise price equal to $50.00 per share, which is significantly higher than the fair market value of our common stock on the dates that each of these options were granted.

The following table provides information, as of December 28, 2013, regarding shares authorized for issuance under our equity compensation plans, including individual compensation arrangements.

Equity Compensation Plan Information as of End of Fiscal 2013

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (#) (a)		Weighted-average exercise price of outstanding options, warrants and rights ($) (b)		Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (#) (c)
Equity compensation plans approved by shareholders	1,710,700	(1)	27.71	(2)	1,466,993	(4)
Equity compensation plans not approved by shareholders	187,252	(3)	46.44		50,000
Total	1,897,952		30.43		1,516,993	(4)

(1)                                 Amount reported consists of 1,105,097 stock options, 309,038 shares underlying time-vesting restricted stock unit awards and performance restricted stock unit awards for which the performance conditions were determined as of the end of fiscal 2013 and 296,565 shares underlying performance restricted stock unit awards for which the performance conditions had not been determined as of the end of fiscal 2013 issued under our 2006 equity incentive plan. The number of shares underlying these performance restricted stock unit awards for which the performance conditions had not been determined as of the end of fiscal 2013 assumes that the target level of performance will be achieved. The number of shares underlying these performance restricted stock unit awards assuming that the highest level of performance is achieved is 370,706.

(2)                                 Amount reported is the weighted-average exercise price of the 1,105,097 stock options reported in column (a).

(3)                                 Amount reported consists of stock options granted under our 2004 nonqualified inducement stock option and stock options granted under our 2009 nonqualified inducement stock option plan.

(4)                                 Includes 211,777 shares of common stock reserved for future issuance under our 1998 employee stock purchase plan.

Item 13—Certain Relationships and Related Transactions and Director Independence

Review, approval or ratification of transactions with related parties

Under our audit committee’s charter, the committee is responsible for reviewing any proposed related-party transaction, as defined under the rules of the NASDAQ Stock Market, and, if appropriate, approving the transaction. A copy of our audit committee charter is available through the Investor Relations page of our website at www.crai.com.

Director and committee independence.

With the exception of Mr. Maleh, our president, chief executive officer and director, all of our directors (including those standing for re-election at the special meeting) are independent directors under the rules of the NASDAQ Stock Market. Our board of directors has determined that our independent directors under these rules are Drs. Moriarty, Robertson and Rose and Messrs. Concannon, Maheu and Schleyer. Each member of our audit committee, nominating and corporate governance committee, and compensation committee meets the independence requirements of the NASDAQ Stock Market for membership on the committees on which he or she serves.

Item 14—Principal Accountant Fees and Services

The following is a summary of the fees for professional services rendered by KPMG for each of the fiscal years ended December 28, 2013 and December 29, 2012.

Fee category	Fiscal 2013	Fiscal 2012
Audit fees	1,250,841	$1,168,000
Audit-related fees	—	1,450
Tax fees	48,380	57,140
All other fees	—	—
Total fees	1,299,221	$1,226,590

Audit fees.  Audit fees comprise fees for professional services necessary to perform an audit or review in accordance with the standards of the Public Company Accounting Oversight Board, including services rendered for the integrated audit of our annual financial statements and the effectiveness of internal control over financial reporting and the review of our quarterly financial statements. Audit fees also include fees for services that are normally provided in connection with statutory and regulatory filings or engagements. As we are still discussing with KPMG the final amount that it will bill us for the services described in this paragraph performed by KPMG in fiscal 2013, the amount of audit fees reported for fiscal 2013 in the table above represents the amount that we currently expect to be billed for these services.

Audit-related fees.  In fiscal 2012, KPMG performed services related to XBRL tagging for filings of certain of our statutory accounts. In fiscal 2013 and fiscal 2012, KPMG did not perform any other assurance or related services for us that were reasonably related to the performance of the audit or review of our financial statements, except as disclosed under the heading “Audit fees” above.

Tax fees.  In fiscal 2013 and fiscal 2012, KPMG performed tax services for our NeuCo subsidiary. In fiscal 2013 and fiscal 2012, KPMG did not perform any other professional services for us for tax compliance, tax advice or tax planning.

All other fees.  In fiscal 2013 and fiscal 2012, KPMG did not perform any other services for us other than disclosed under the heading “Audit fees” and “Tax Fees” above.

Pre-approval policies and procedures

At present, our audit committee approves each engagement for audit or non-audit services before we engage KPMG to provide those services. However, our audit committee has delegated to the chairman of the committee the authority to pre-approve audit and non-audit services that the chairman determines in good faith would not impair the independence of KPMG. The chairman of our audit committee must notify the other members of the committee of any audit or non-audit service that he pre-approves under this delegation of authority. Any other audit and non-audit services require pre-approval by the entire audit committee.

Our audit committee has not established any pre-approval policies or procedures that would allow our management to engage KPMG to provide any specified services with only an obligation to notify the committee of the engagement for those services. None of the services provided by KPMG for fiscal 2013 was obtained in reliance on the waiver of the pre-approval requirement permitted by SEC regulations.

PART IV

Item 15—Exhibits and Financial Statement Schedules

(a)  Financial Statements, Schedules, and Exhibits.  The financial statements listed below have been filed as part of the Original Report on the pages indicated. In addition, we have listed the exhibits filed as part of this annual report in the accompanying exhibit index, which follows the signature page to this annual report.

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

CRA INTERNATIONAL, INC.

	By:	/s/ PAUL A. MALEH
Paul A. Maleh
Date: April 25, 2014		President, Chief Executive Officer and Director

EXHIBIT INDEX

		Filed with this	Incorporated by Reference
Exhibit No.	Description	Form 10-K/A	Form	Filing Date	Exhibit No.
3.1	Amended and Restated Articles of Organization.		S-1	February 26, 1998	3.1
3.2	Articles of Amendment to our Articles of Organization		8-K	May 11, 2005	99.1
3.3	Amended and Restated By-Laws, as amended.		8-K	January 31, 2011	3.2
4.1	Specimen certificate for common stock.		S-8	April 21, 2006	4.4
10.1*	1998 Incentive and Nonqualified Stock Option Plan, as amended.		10-Q	June 20, 2002	10.1
10.2*	1998 Employee Stock Purchase Plan.		S-1/A	April 3, 1998	10.2
10.3*	2004 Nonqualified Inducement Stock Option Plan.		10-Q	October 15, 2004	10.1
10.4*	Amended and Restated 2006 Equity Incentive Plan, as amended		10-K	March 13, 2014	10.4
10.5*	2009 Nonqualified Inducement Stock Option Plan		10-Q	June 22, 2009	10.1
10.6*	Form of Incentive Stock Option under the 1998 Incentive and Nonqualified Stock Option Plan, as amended.		10-K	February 10, 2005	10.4
10.7*	Form of Nonqualified Stock Option under the 1998 Incentive and Nonqualified Stock Option Plan, as amended.		10-K	February 10, 2005	10.5
10.8*	Form of Nonqualified Stock Option under the 2004 Nonqualified Inducement Stock Option Plan.		10-K	February 10, 2005	10.6
10.9*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan.		8-K	April 27, 2006	10.2
10.10*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan with Company Right of First Refusal.		10-K	February 12, 2009	10.9
10.11*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan, as amended.		10-K	March 2, 2012	10.11
10.12*	Form of Restricted Stock Agreement for Employee or Independent Contractor Awards under the 2006 Equity Incentive Plan.		8-K	April 27, 2006	10.3
10.13*	Form of Restricted Stock Agreement for Employee or Independent Contractor Awards under the 2006 Equity Incentive Plan with Company Right of First Refusal.		10-K	February 12, 2009	10.11
10.14*	Form of Restricted Stock Agreement for Employee or Independent Contractor Awards under the 2006 Equity Incentive Plan with Company, as amended.		10-K	March 2, 2012	10.14
10.15*	Form of Nonqualified Stock Option under the 2006 Equity Incentive Plan.		10-K	February 8, 2007	10.10
10.16*	Form of Nonqualified Stock Option under the 2006 Equity Incentive Plan with Stock Ownership Guidelines.		10-K	March 2, 2012	10.16
10.17*	Form of Restricted Stock Unit Award Agreement under the 2006 Equity Incentive Plan.		10-K	January 29, 2010	10.14
10.18*	Form of Restricted Stock Unit Award Agreement under the 2006 Equity Incentive Plan with Stock Ownership Guidelines.		10-K	March 2, 2012	10.18
10.19*	Form of Restricted Stock Unit Award Agreement for Performance under the 2006 Equity Incentive Plan.		10-K	January 29, 2010	10.15
10.20*	Form of Restricted Stock Unit Award Agreement for Performance under the 2006 Equity Incentive Plan with Stock Ownership Guidelines.		10-K	March 2, 2012	10.20
10.21*	CRA International, Inc. Cash Incentive Plan, as amended.		8-K	March 2, 2012	10.1
10.22*	Offer Letter with Wayne D. Mackie dated June 3, 2005.		10-K	February 9, 2006	10.7
10.23*	Summary of Director Compensation.		10-K	March 13, 2014	10.23
10.24*	Summary of Executive Officer Compensation.		10-K	March 13, 2014	10.24
10.25	Office Lease Agreement dated as of March 1, 1978 between CRA and John Hancock Mutual Life Insurance Company, as amended.		S-1/A	April 3, 1998	10.6
10.26	Amendments to Office Lease Agreement dated March 1, 1978 between CRA and John Hancock Mutual Life Insurance Company, as amended.		10-K	February 23, 2001	10.7
10.27	Fifteenth Amendment to Office Lease Agreement dated March 1, 1978 between CRA and John Hancock Mutual Life Insurance Company, as amended.		10-K	February 28, 2003	10.8
10.28	Sixteenth Amendment to Office Lease Agreement dated March 1, 1978 between CRA and John Hancock Mutual Life Insurance Company, as amended.		10-Q	June 28, 2004	10.1
10.29	Seventeenth Amendment to Lease dated as of February 6, 2008 between CRA and 100 & 200 Clarendon LLC.		8-K	August 4, 2008	10.1

		Filed with this	Incorporated by Reference
Exhibit No.	Description	Form 10-K/A	Form	Filing Date	Exhibit No.
10.30	Eighteenth Amendment to Lease dated as of July 29, 2008 between CRA and 100 & 200 Clarendon LLC.		8-K	August 4, 2008	10.2
10.31	Nineteenth Amendment to Lease entered into on December 7, 2012 by and between CRA International, Inc. and BP Hancock LLC.		8-K	December 11, 2012	10.1
10.32	Office Lease dated as of November 29, 1999 between CRA and 1201 F Street, L.L.C., as amended.		10-K	February 23, 2001	10.9
10.33	Agreement dated as of October 26, 2006 by and among 99 Bishopsgate (No.1) Limited and 99 Bishopsgate (No.2) Limited, Hammerson UK Properties PLC, 99 Bishopsgate Management Limited, CRA International (UK) Limited, and CRA International, Inc. (including forms of lease agreement).		8-K	November 1, 2006	10.1
10.34	Agreement for Surrender of Leases at 99 Bishopsgate, London EC2, dated April 2, 2012, between CRA International, Inc., CRA International (UK) Limited, Hammerson (99 Bishopsgate) Limited, Hammerson UK Properties PLC and 99 Bishopsgate Management Limited.		8-K	April 6, 2012	10.1
10.35	Form of consulting agreement with outside experts.		S-1/A	April 3, 1998	10.8
10.36	Credit Agreement dated as of April 24, 2013 by and among CRA International, Inc. and CRA International (UK) Limited, as the Borrowers, RBS Citizens, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the Lenders party thereto.		8-K	April 30, 2013	10.1
10.37	Securities Pledge Agreement dated as of April 24, 2013 by and between CRA International, Inc., as Pledgor, and RBS Citizens, N.A., as Administrative Agent.		8-K	April 30, 2013	10.2
10.38	Lease dated February 24, 2014 by and between CRA International, Inc. and BP Hancock LLC		8-K	February 27, 2014	10.1
10.39	Twentieth Amendment to Lease dated as of February 24, 2014 by and between CRA International, Inc. and BP Hancock LLC		8-K	February 27, 2014	10.2
14.1	CRA International, Inc. Code of Business Conduct and Ethics, as amended.		8-K	July 7, 2010	99.1
21.1	Subsidiaries.		10-K	March 13, 2014	21.1
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.		10-K	March 13, 2014	23.1
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer.	X
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer.	X
32.1	Section 1350 certification.		10-K	March 13, 2014	32.1
101**

The following financial statements from CRA International, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Consolidated Statements of Operations for the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011, (ii) Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011, (iii) Consolidated Balance Sheets as at December 28, 2013 and December 29, 2012, (iv) Consolidated Statements of Cash Flows for the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011, (v) Consolidated Statements of Shareholders’ Equity for the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011, and (vi) Notes to Consolidated Financial Statements.

			10-K	March 13, 2014	101

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