Form 10-Q
period 2013-03-29
CRA INTERNATIONAL, INC.
filed 2014-04-28
CIK 1053706

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2014
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 24, 2014
Common Stock, no par value per share	10,030,617 shares

CRA International, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

CRA International, Inc.

Condensed Consolidated Income Statements (unaudited)

(In thousands, except per share data)

	Quarter Ended
	March 29, 2014	March 30, 2013
Revenues	$76,245	$63,130
Costs of services	51,866	42,015

Gross profit	24,379	21,115
Selling, general and administrative expenses	17,160	15,800
Depreciation and amortization	1,590	1,541

Income from operations	5,629	3,774
Interest income	39	61
Interest expense	(164)	(67)
Other expense, net	(120)	(391)

Income before provision for income taxes	5,384	3,377
Provision for income taxes	(2,076)	(542)

Net income	3,308	2,835
Net loss attributable to noncontrolling interest, net of tax	102	134

Net income attributable to CRA International, Inc.	$3,410	$2,969

Net income per share attributable to CRA International, Inc.:
Basic	$0.34	$0.30

Diluted	$0.34	$0.29

Weighted average number of shares outstanding:
Basic	10,029	9,994

Diluted	10,108	10,084

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Quarter Ended
	March 29, 2014	March 30, 2013
Net income	$3,308	$2,835
Other comprehensive income (loss):
Foreign currency translation adjustments	163	(1,457)

Comprehensive income	3,471	1,378
Less: comprehensive loss attributable to noncontrolling interest	102	134

Comprehensive income attributable to CRA International, Inc.	$3,573	$1,512

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except share data)

	March 29, 2014	December 28, 2013
Assets
Current assets:
Cash and cash equivalents	$32,492	$51,251
Accounts receivable, net of allowances of $6,623 at March 29, 2014 and $7,210 at December 28, 2013	56,152	57,856
Unbilled services	29,817	24,275
Prepaid expenses and other current assets	9,678	11,775
Deferred income taxes	17,740	17,806

Total current assets	145,879	162,963
Property and equipment, net	14,930	15,655
Goodwill	83,596	81,573
Intangible assets, net of accumulated amortization of $8,788 at March 29, 2014 and $8,392 at December 28, 2013	5,547	4,537
Deferred income taxes, net of current portion	956	955
Other assets	55,830	54,621

Total assets	$306,738	$320,304

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$11,616	$13,766
Accrued expenses	51,032	65,657
Deferred revenue and other liabilities	6,065	6,098
Deferred income taxes	89	—
Current portion of deferred rent	2,424	2,322
Current portion of deferred compensation	131	117

Total current liabilities	71,357	87,960
Notes payable, net of current portion	991	1,007
Deferred rent and facility-related non-current liabilities	2,888	3,669
Deferred compensation and other non-current liabilities	2,225	1,446
Deferred income taxes, net of current portion	1,744	1,585
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 9,987,365 shares and 10,048,611 shares issued and outstanding at March 29, 2014 and December 28, 2013, respectively	92,663	93,242
Retained earnings	137,390	133,980
Accumulated other comprehensive loss	(3,261)	(3,424)

Total CRA International, Inc. shareholders' equity	226,792	223,798
Noncontrolling interest	741	839

Total shareholders' equity	227,533	224,637

Total liabilities and shareholders' equity	$306,738	$320,304

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Quarter Ended
	March 29, 2014	March 30, 2013
Operating activities:
Net income	$3,308	$2,835
Adjustments to reconcile net income to net cash used in operating activities, net of effect of acquired businesses:
Depreciation and amortization	1,597	1,511
Deferred rent	(687)	(526)
Deferred income taxes	47	53
Share-based compensation expenses	1,327	480
Excess tax benefits from share-based compensation	—	(5)
Accounts receivable allowances	(722)	1,743
Changes in operating assets and liabilities, exclusive of acquisitions:
Accounts receivable	2,910	8,358
Unbilled services	(5,003)	(3,943)
Prepaid expenses and other current assets, and other assets	123	(6,566)
Accounts payable, accrued expenses, and other liabilities	(17,357)	(11,842)

Net cash used in operating activities	(14,457)	(7,902)
Investing activities:
Consideration relating to acquisitions, net	(1,504)	(15,731)
Purchase of property and equipment	(447)	(1,174)

Net cash used in investing activities	(1,951)	(16,905)
Financing activities:
Issuance of common stock, principally stock option exercises	—	119
Payments on notes payable	(16)	—
Tax withholding payment reimbursed by restricted shares	(143)	(194)
Excess tax benefits from share-based compensation	—	5
Repurchase of common stock	(2,124)	—

Net cash used in financing activities	(2,283)	(70)
Effect of foreign exchange rates on cash and cash equivalents	(68)	16

Net decrease in cash and cash equivalents	(18,759)	(24,861)
Cash and cash equivalents at beginning of period	51,251	55,451

Cash and cash equivalents at end of period	$32,492	$30,590

Noncash investing and financing activities:
Issuance of common stock for acquired business	$427	$—

Supplemental cash flow information:
Cash paid for income taxes	$3,525	$1,080

Cash paid for interest	$96	$55

See accompanying notes to the condensed consolidated financial statements

CRA International, Inc.

Condensed Consolidated Statement of Shareholders' Equity (unaudited)

(In thousands, except share data)

	Common Stock				CRA International, Inc. Shareholders' Equity
				Accumulated Other Comprehensive Loss
	Shares Issued	Amount	Retained Earnings			Noncontrolling Interest	Total Shareholders' Equity
BALANCE AT DECEMBER 28, 2013	10,048,611	$93,242	$133,980	$(3,424)	$223,798	$839	$224,637
Net income	—	—	3,410	—	3,410	(102)	3,308
Foreign currency translation adjustment	—	—	—	163	163	—	163
Issuance of common stock in connection with business acquisition	22,520	427	—	—	427	—	427
Share-based compensation expense for employees	—	1,282	—	—	1,282	—	1,282
Restricted share vesting	18,207	—	—	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(6,373)	(143)	—	—	(143)	—	(143)
Tax deficit on stock options and restricted shares vesting	—	(66)	—	—	(66)	—	(66)
Shares repurchased	(95,600)	(2,124)	—	—	(2,124)	—	(2,124)
Share-based compensation expense for non-employees	—	45	—	—	45	—	45
Equity transactions of noncontrolling interest	—	—	—	—	—	4	4

BALANCE AT MARCH 29, 2014	9,987,365	$92,663	$137,390	$(3,261)	$226,792	$741	$227,533

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

2. Unaudited Interim Condensed Consolidated Financial Statements and Estimates

        The following financial statements included in this report are unaudited: the condensed consolidated income statements for the fiscal quarters ended March 29, 2014 and March 30, 2013, the condensed consolidated statements of comprehensive income for the fiscal quarters ended March 29, 2014 and March 30, 2013, the condensed consolidated balance sheet as of March 29, 2014, the condensed consolidated statements of cash flows for the fiscal quarters ended March 29, 2014 and March 30, 2013, and the condensed consolidated statement of shareholders' equity for the fiscal quarter ended March 29, 2014. In the opinion of management, these statements include all adjustments necessary for a fair presentation of CRA's consolidated financial position, results of operations, and cash flows. The condensed consolidated balance sheet as of December 28, 2013 included in this report was derived from audited consolidated financial statements included in CRA's Annual Report on Form 10-K that was filed on March 13, 2014.

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

3. Principles of Consolidation

        The condensed consolidated financial statements include the accounts of CRA and its wholly owned subsidiaries. In addition, the condensed consolidated financial statements include CRA's interest in NeuCo, Inc. ("NeuCo"). All significant intercompany accounts have been eliminated.

        CRA's ownership interest in NeuCo constitutes control under U.S. GAAP for all periods presented. Therefore, NeuCo's financial results have been consolidated with CRA, and the portion of NeuCo's results allocable to its other owners is shown as "noncontrolling interest."

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

4. Recent Accounting Standards

Presentation of Unrecognized Tax Benefits

        In July 2013, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11") to clarify the presentation of current and deferred income taxes on the balance sheet. Under ASU 2013-11, companies generally must present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, for an NOL carryforward, similar tax loss, or tax credit carryforward using the "net presentation" approach as a reduction of a deferred tax asset, with some allowed exceptions. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. CRA's adoption of ASU 2013-11 in the first quarter of fiscal 2014 had no impact on its financial position, results of operations, cash flows, or disclosures.

Cumulative Translation Adjustment

        In March 2013, the FASB issued ASU No. 2013-05, Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity ("ASU 2013-05"). ASU 2013-05 addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. ASU 2013-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and should be applied prospectively. CRA's adoption of ASU 2013-05 in the first quarter of fiscal 2014 had no impact on its financial position, results of operations, cash flows, or disclosures.

5. Cash Equivalents

        Cash equivalents consist principally of money market funds with maturities of three months or less when purchased. As of March 29, 2014, a substantial portion of CRA's cash accounts was concentrated at a single financial institution, which potentially exposes CRA to credit risks. The financial institution has a short-term credit rating of A-2 by Standard & Poor's ratings services. CRA has not experienced any losses related to such accounts. CRA does not believe that there is significant risk of non-performance by the financial institution, and the cash on deposit is fully liquid. CRA continually monitors the credit ratings of this institution.

        The carrying amounts of these instruments classified as cash equivalents are stated at amortized cost, which approximates fair value because of their short-term maturity.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Prepaid Expenses and Other Current Assets, and Other Assets

        Prepaid expenses and other current assets consist of the following (in thousands):

	March 29, 2014	December 28, 2013
Term loans to employees	$1,764	$1,764
Other	7,914	10,001

Total	$9,678	$11,775

        Other assets consist of the following (in thousands):

	March 29, 2014	December 28, 2013
Forgivable loans to employees and non-employee experts	$52,613	$51,083
Other	3,217	3,538

Total	$55,830	$54,621

        In order to attract and retain highly skilled professionals, CRA may issue forgivable loans or term loans to employees and non-employee experts which are classified in "prepaid expenses and other current assets" and "other assets" within the accompanying balance sheets as of March 29, 2014 and December 28, 2013. A portion of the term loans are collateralized. The forgivable loans have terms that are generally between three and eight years. The principal amount of forgivable loans and accrued interest is forgiven by CRA over the term of the loans, so long as the employee or non-employee expert continues employment or affiliation with CRA and complies with certain contractual requirements. The expense associated with the forgiveness of the principal amount of the loans is recorded as compensation expense over the service period, which is consistent with the term of the loans. During the first quarter of fiscal 2014, CRA issued approximately $5.0 million in forgivable loans to employees and non-employee experts for future service. As of March 29, 2014, CRA had obligations to issue approximately $4.3 million in forgivable loans to employees, future employees, and non-employee experts for future service, which are included in the $52.6 million of such loans reported as of March 29, 2014 in the table above. CRA expects that the $4.3 million in loans will be issued, and the corresponding payments will be made, before the end of the third quarter of fiscal 2014.

7. Business Acquisition

        On January 31, 2013, CRA announced that an approximate 40-person litigation consulting team joined CRA, effective February 1, 2013. Under an agreement to hire the team, CRA accelerated the previously announced start dates of certain key personnel from May 2013. Under the terms of the transaction, CRA acquired certain intangible assets, accounts receivable, and certain client projects currently underway. The fair values of the assets acquired and the liabilities assumed as part of the acquisition were finalized in the first quarter of fiscal 2014. The acquisition was not material. The acquisition has been accounted for under the purchase method of accounting, and the results of operations have been included in the accompanying income statements from the date of acquisition.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8. Goodwill

        In accordance with Accounting Standards Codification ("ASC") Topic 350, "Intangibles—Goodwill and Other," goodwill is not subject to amortization, but is monitored at least annually for impairment, or more frequently, as necessary, if events or circumstances exist that would more likely than not reduce the fair value of the reporting unit below its carrying amount. For CRA's goodwill impairment analysis, CRA operates under one reporting unit. Under ASC Topic 350, in performing the first step of the goodwill impairment testing and measurement process, CRA compares its entity-wide estimated fair value to its net book value to identify potential impairment. Management estimates the entity-wide fair value utilizing CRA's market capitalization, plus an appropriate control premium. Market capitalization is determined by multiplying the shares outstanding on the test date by the market price of CRA's common stock on that date. CRA has utilized a control premium that considers appropriate industry, market and other pertinent factors, including indications of such premiums from data on recent acquisition transactions. If the fair value of CRA is less than its net book value, the second step is performed to determine if goodwill is impaired. If CRA determines through the impairment evaluation process that goodwill has been impaired, an impairment charge would be recorded in its consolidated income statements.

        There were no impairment losses related to goodwill during each of the fiscal quarters ended March 29, 2014 and March 30, 2013, respectively, as there were no events or circumstances that would more likely than not reduce CRA's fair value below its carrying amount.

        CRA continues to monitor its market capitalization. If CRA's market capitalization, plus an estimated control premium, is below its net book value for a period considered to be other-than-temporary, it is possible that CRA may be required to record an impairment of goodwill either as a result of the annual assessment that CRA conducts in the fourth quarter of each fiscal year, or in a future quarter if events or circumstances exist that would more likely than not reduce CRA's fair value below its carrying amount. A non-cash goodwill impairment charge would have the effect of decreasing CRA's earnings in such period.

        The changes in the carrying amount of goodwill during the fiscal quarter ended March 29, 2014, are as follows (in thousands):

	Goodwill, gross	Accumulated impairment losses	Goodwill, net
Balance at December 28, 2013	$153,466	$(71,893)	$81,573
Goodwill adjustments related to acquisitions	1,886	—	1,886
Effect of foreign currency translation	137	—	137

Balance at March 29, 2014	$155,489	$(71,893)	$83,596

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8. Goodwill (Continued)

        The changes in the carrying amount of goodwill during the fiscal quarter ended March 30, 2013, are as follows (in thousands):

	Goodwill, gross	Accumulated impairment losses	Goodwill, net
Balance at December 31, 2012	$142,658	$(71,893)	$70,765
Goodwill adjustments related to acquisition	5,565	—	5,565
Effect of foreign currency translation	(823)	—	(823)

Balance at March 30, 2013	$147,400	$(71,893)	$75,507

9. Accrued Expenses

        Accrued expenses consist of the following (in thousands):

	March 29, 2014	December 28, 2013
Compensation and related expenses	$39,747	$51,960
Forgivable loans to employees	4,250	4,966
Income taxes payable	2,292	3,503
Other	4,743	5,228

Total	$51,032	$65,657

        As of March 29, 2014 and December 28, 2013, approximately $20.8 million and $40.0 million of accrued bonuses were included above in "Compensation and related expenses".

10. Credit Agreement

        As of March 29, 2014, CRA is party to a credit agreement that provides CRA with a $125.0 million revolving credit facility and a $15 million sublimit for the issuance of letters of credit. CRA may use the proceeds of the revolving credit loans for working capital and other general corporate purposes. CRA may repay any borrowings under the revolving credit facility at any time, but no later than April 24, 2018. There was no amount outstanding under this revolving line of credit as of March 29, 2014.

        As of March 29, 2014, the amount available under this revolving line of credit was reduced by certain letters of credit outstanding, which amounted to $1.4 million. Borrowings under the revolving credit facility bear interest at a rate per annum of either (i) the adjusted base rate, as defined in the credit agreement, plus an applicable margin, which varies between 0.50% and 1.50% depending on CRA's total leverage ratio as determined under the credit agreement, or (ii) the adjusted eurocurrency rate, as defined in the credit agreement, plus an applicable margin, which varies between 1.50% and 2.50% depending on CRA's total leverage ratio. CRA is required to pay a fee on the unused portion of the revolving credit facility at a rate per annum that varies between 0.25% and 0.375% depending on its total leverage ratio. Borrowings under the credit facility are secured by 100% of the stock of certain

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

10. Credit Agreement (Continued)

of CRA's U.S. subsidiaries and 65% of the stock of certain of its foreign subsidiaries, which represent approximately $6.8 million in net assets as of March 29, 2014.

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

11. Revenue Recognition

        CRA derives substantially all of its revenues from the performance of professional services. The contracts that CRA enters into and operates under specify whether the engagement will be billed on a time-and-materials or a fixed-price basis. Most of CRA's revenue is derived from time-and-materials service contracts. Revenues from time-and-materials service contracts are recognized as services are provided based upon hours worked and contractually agreed-upon hourly rates, as well as indirect fees based upon hours worked. Revenues from a majority of CRA's fixed-price engagements are recognized on a proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. In general, project costs are classified in costs of services and are based on the direct salary of the consultants on the engagement plus all direct expenses incurred to complete the engagement, including any amounts billed to CRA by its non-employee experts.

        Revenues also include reimbursable expenses, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. Reimbursable expenses are as follows (in thousands):

	Quarter Ended
	March 29, 2014	March 30, 2013
Reimbursable expenses	$9,028	$7,658

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

	Quarter Ended
	March 29, 2014	March 30, 2013
Basic weighted average shares outstanding	10,029	9,994
Common stock equivalents:
Stock options and restricted stock	79	90

Diluted weighted average shares outstanding	10,108	10,084

        For the first quarters of fiscal 2014 and fiscal 2013, the anti-dilutive share based awards that were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding amounted to 1,287,614 and 1,142,624 shares, respectively. These share-based awards were anti-dilutive because their exercise price exceeded the average market price over the respective period.

        On August 30, 2011, CRA announced that its Board of Directors approved a share repurchase program of up to $7.5 million of CRA's common stock. On February 22, 2012, August 10, 2012, and February 13, 2014, the Board of Directors authorized the repurchase of up to an additional $4.45 million, $5.0 million, and $15.0 million, respectively, of CRA's common stock under these programs. During the first quarter of fiscal 2014, CRA repurchased and retired 95,600 shares under these share repurchase programs at an average price per share of $22.25. During the first quarter of fiscal 2013, CRA did not repurchase and retire any shares of its common stock under these programs. There was approximately $14.3 million available for future repurchases under these programs as of March 29, 2014. CRA may repurchase shares under these programs in open market purchases or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations.

13. Income Taxes

        CRA's effective income tax rates were 38.6% and 16.0% for the first quarter of fiscal 2014 and the first quarter of fiscal 2013, respectively. The effective tax rate in the first quarter of fiscal 2014 was lower than the combined federal and state statutory tax rate primarily due to the geographical mix of earnings and certain items that were treated as discrete items in the first quarter of fiscal 2014. The effective tax rate in the first quarter of fiscal 2013 was lower than CRA's combined federal and state statutory tax rate due to the utilization of net operating loss carryforwards in the United Kingdom. The effective tax rate in the first quarter of fiscal 2013 was also impacted by a favorable tax settlement.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

14. Restructuring Charges

        CRA did not incur any restructuring charges during the first quarter of fiscal 2014 or the first quarter of fiscal 2013. The restructuring reserve balance was as follows as of March 29, 2014 (in thousands):

Office Vacancies
Balance at December 28, 2013	$1,170
Amounts paid, net of amounts received, during the first quarter of fiscal 2014	(231)
Adjustments and effect of foreign currency translation during the first quarter of fiscal 2014	(53)

Balance at March 29, 2014	$886

        On the accompanying balance sheet as of March 29, 2014, the reserve balance of $0.9 million was classified as follows: approximately $0.7 million in "current portion of deferred rent", and approximately $0.1 million in "deferred rent and facility-related non-current liabilities."

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

15. Compensation Arrangements

        In connection with an acquisition completed in fiscal 2013, the CRA agreed to pay incentive performance awards to certain non-employee experts and employees of the acquired business, if specific performance targets are met from June 2013 through May 2017. Retention of amounts paid is contingent on the individuals' continued relationships with CRA through May 2019. The amount of the award could fluctuate depending on future performance through May 2017. Changes in the estimated award are expensed prospectively over the remaining service period.

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

        We have described our significant accounting policies in Note 1 to our consolidated financial statements included in our annual report on Form 10-K for fiscal 2013. We have reviewed our accounting policies, identifying those that we believe to be critical to the preparation and understanding of our consolidated financial statements in the list set forth below. See the disclosure under the heading "Critical Accounting Policies" in Item 7 of Part II of our annual report on Form 10-K for fiscal 2013 for a detailed description of these policies and their potential effects on our results of operations and financial condition.

  •
  Revenue recognition and accounts receivable allowances

  •
  Share-based compensation expense

  •
  Valuation of goodwill and other intangible assets

  •
  Accounting for income taxes

        We did not adopt any changes in the first quarter of fiscal 2014 that had a material effect on these critical accounting policies nor did we make any changes to our accounting policies in the first quarter of fiscal 2014 that changed these critical accounting policies.

Recent Accounting Standards

        See Note 4 to our condensed consolidated financial statements included in this quarterly report on Form 10-Q for a discussion of recent accounting standards.

Results of Operations

        The following table provides operating information as a percentage of revenues for the periods indicated:

	Quarter Ended
	March 29, 2014	March 30, 2013
Revenues	100.0%	100.0%
Costs of services	68.0	66.6

Gross profit	32.0	33.4
Selling, general and administrative expenses	22.5	25.0
Depreciation and amortization	2.1	2.4

Income from operations	7.4	6.0
Interest income	0.1	0.1
Interest expense	(0.2)	(0.1)
Other expense, net	(0.2)	(0.6)

Income before provision for income taxes	7.1	5.3
Provision for income taxes	(2.7)	(0.9)

Net income	4.3	4.5
Net loss attributable to noncontrolling interest, net of tax	0.1	0.2

Net income attributable to CRA International, Inc.	4.5%	4.7%

Quarter Ended March 29, 2014 Compared to the Quarter Ended March 30, 2013

        Revenues.    Revenues increased $13.1 million, or 20.8%, to $76.2 million for the first quarter of fiscal 2014 from $63.1 million for the first quarter of fiscal 2013. Our revenue increase was due primarily to the continued momentum from the latter part of fiscal 2013 into the first quarter of fiscal 2014 after a slow start in the first half of fiscal 2013. Revenue increased in our litigation, regulatory, and financial consulting business and management consulting business in the second half of fiscal 2013 and into the first quarter of fiscal 2014, reflecting organic growth and increasing contributions from the new senior-level hires we welcomed to CRA during the first quarter of fiscal 2013. Utilization increased to 78% for the first quarter of fiscal 2014 from 67% for the first quarter of fiscal 2013. Another factor contributing to our overall revenue increase was an increase in client reimbursable expenses, which are pass-through expenses that carry little to no margin, in the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013.

        Overall, revenues outside of the U.S. represented approximately 25% of total revenues for the first quarter of fiscal 2014, compared with 24% of total revenues for the first quarter of fiscal 2013.

Revenues derived from fixed-price engagements decreased to 12% of total revenues for the first quarter of fiscal 2014 compared with 13% for the first quarter of fiscal 2013. This decrease was due primarily to the decrease in percentage of our revenue related to our management consulting business as the management consulting business typically has a higher concentration of fixed-price service contracts.

        Costs of Services.    Costs of services increased $9.9 million, or 23.4%, to $51.9 million for the first quarter of fiscal 2014 from $42.0 million for the first quarter of fiscal 2013. The increase in costs of services was due primarily to an increase in incentive compensation expense for our employee consultants, principally as a result of an increase in profitability. Costs of services also had an increase of $1.4 million in client reimbursable expenses for the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013. As a percentage of revenues, costs of services increased to 68.0% for the first quarter of fiscal 2014 from 66.6% for the first quarter of fiscal 2013 due primarily to the increase in incentive compensation expense for our employee consultants and client reimbursable expenses as a percentage of revenues in the first quarter of fiscal 2014 as compared with the first quarter of fiscal 2013.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by $1.4 million, or 8.6%, to $17.2 million for the first quarter of fiscal 2014 from $15.8 million for the first quarter of fiscal 2013. The primary contributors to this increase were increased compensation expense, increased rent and office operating expenses and increased professional fees for the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013.

        As a percentage of revenues, selling, general and administrative expenses decreased to 22.5% for the first quarter of fiscal 2014 from 25.0% for the first quarter of fiscal 2013 due primarily to the increase in revenues outpacing the increased compensation expense, rent and office operating expenses professional fees, and commissions to our nonemployee experts in the first quarter of fiscal 2014 as compared with the first quarter of fiscal 2013.

        Other Expense, Net.    Other expense, net decreased by $271,000 to $120,000 for the first quarter of fiscal 2014 from $391,000 for the first quarter of fiscal 2013. Other expense, net consists primarily of foreign currency exchange transaction gains and losses. The multi-currency credit facility we entered into on April 24, 2013 allows us to minimize such foreign exchange exposures. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies including the Euro and the British Pound.

        Provision for Income Taxes.    For the first quarter of fiscal 2014, our provision for income taxes was $2.1 million and the effective tax rate was 38.6% compared to a provision of $0.5 million and an effective tax rate of 16.0% for the first quarter of fiscal 2013. The effective tax rate in the first quarter of fiscal 2014 was lower than our combined federal and state statutory tax rate due to the geographical mix of earnings and certain items that were treated as discrete items in the first quarter of fiscal 2014. The effective tax rate in the first quarter of fiscal 2013 was lower than our combined federal and state statutory tax rate due to the utilization of net operating loss carryforwards in the United Kingdom. The effective tax rate in the first quarter of fiscal 2013 was also impacted by a favorable tax settlement.

        Net Loss Attributable to Noncontrolling Interest, Net of Tax.    Our ownership interest in NeuCo constitutes control under U.S GAAP. As a result, NeuCo's financial results are consolidated with ours, and allocations of the noncontrolling interest's share of NeuCo's net income result in deductions to our net income, while allocations of the noncontrolling interest's share of NeuCo's net loss result in additions to our net income. Our ownership interest in NeuCo is 55.89%. The result of operations of NeuCo allocable to its other owners was a net loss of $102,000 for the first quarter of fiscal 2014 and a net loss of $134,000 for the first quarter of fiscal 2013.

        Net Income Attributable to CRA International, Inc.    Net income attributable to CRA International, Inc. increased by $0.4 million to $3.4 million for the first quarter of fiscal 2014 from $3.0 million for the first quarter of fiscal 2013. Diluted net income per share was $0.34 per share for the first quarter of fiscal 2014, compared to $0.29 per share for the first quarter of fiscal 2013. Diluted weighted average shares outstanding increased by approximately 24,000 shares to approximately 10,108,000 shares for the first quarter of fiscal 2014 from approximately 10,084,000 shares for the first quarter of fiscal 2013. The increase in diluted weighted average shares outstanding was primarily due to restricted shares that have vested or that have been issued and stock options that have been exercised since the first quarter of fiscal 2013, offset in part by repurchases of common stock since the first quarter of fiscal 2013.

Liquidity and Capital Resources

        We believe that current cash and cash equivalents, cash generated from operations, and amounts available under our bank line of credit will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

        General.    In the first quarter of fiscal 2014, cash and cash equivalents decreased by $18.8 million. We completed the quarter with cash and cash equivalents of $32.5 million and working capital (defined as current assets less current liabilities) of $74.5 million. Of the total cash and cash equivalents of $32.5 million at March 29, 2014, $21.9 million was held within the U.S. We have sufficient sources of cash in the U.S. to fund U.S. cash requirements without the need to repatriate any funds.

        As of March 29, 2014, a substantial portion of our cash accounts was concentrated at a single financial institution, which potentially exposes us to credit risks. The financial institution has a short-term credit rating of A-2 by Standard & Poor's ratings services. We have not experienced any losses related to such accounts. We do not believe that there is significant risk of non-performance by the financial institution, and our cash on deposit at this financial institution is fully liquid. We continually monitor the credit ratings of such institution. A change in the credit worthiness of this financial institution could materially affect our liquidity and working capital.

        Sources and Uses of Cash.    During the first quarter of fiscal 2014, net cash used in operating activities was $14.5 million. The primary factor in cash used in operations was the decrease in "accounts payable, accrued expenses, and other liabilities" of $17.4 million due to the payment of the majority of our fiscal 2013 performance bonuses during the first quarter of fiscal 2014. Other uses of cash included a decrease in "unbilled services" of $5.0 million due to the increase in revenue. Sources of cash included a $2.2 million net favorable movement in "accounts receivable" and "accounts receivable allowances" due primarily to cash collections on accounts receivable balances during the first quarter of fiscal 2014. Cash provided by operations also included net income of $3.3 million, non-cash charges for depreciation and amortization expense of $1.6 million, and share-based compensation expense of $1.3 million, partially offset by decreased "deferred rent" of $0.7 million.

        During the first quarter of fiscal 2014, net cash used by investing activities was $2.0 million, which included $1.5 million of net acquisition consideration payments and $0.4 million for capital expenditures.

        We used $2.3 million of net cash in financing activities during the first quarter of fiscal 2014, primarily for the repurchase and retirement of our common stock of $2.1 million and the redemption of $0.1 million in vested employee restricted shares for tax withholdings.

  Indebtedness

        As of March 29, 2014, we are party to a credit agreement that provides us with a $125.0 million revolving credit facility and a $15 million sublimit for the issuance of letters of credit. We may use the proceeds of the revolving credit loans to provide working capital and for other general corporate purposes. Generally, we may repay any borrowings under the revolving credit facility at any time, but must repay all borrowings no later than April 24, 2018. There were no amounts outstanding under this revolving line of credit as of March 29, 2014.

        The amount available under this revolving line of credit is reduced by certain letters of credit outstanding, which amounted to $1.4 million as of March 29, 2014.

        Borrowings under the revolving credit facility bear interest at a rate per annum of either (i) the adjusted base rate, as defined in the credit agreement, plus an applicable margin, which varies between 0.50% and 1.50% depending on our total leverage ratio as determined under the credit agreement, or (ii) the adjusted eurocurrency rate, as defined in the credit agreement, plus an applicable margin, which varies between 1.50% and 2.50% depending on our total leverage ratio. We are required to pay a fee on the unused portion of the revolving credit facility at a rate per annum that varies between 0.25% and 0.375% depending on our total leverage ratio. Borrowings under the credit facility are secured by 100% of the stock of certain of our U.S. subsidiaries and 65% of the stock of certain of our foreign subsidiaries, which represent approximately $6.8 million in net assets as of December 28, 2013.

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

  Forgivable Loans and Term Loans

        In order to attract and retain highly skilled professionals, we may issue forgivable loans or term loans to employees and non-employee experts. The forgivable loans have terms that are generally between three and eight years. The principal amount of forgivable loans and accrued interest is forgiven by us over the term of the loans, so long as the employee or non-employee expert continues employment or affiliation with us and complies with certain contractual requirements. The expense associated with the forgiveness of the principal amount of the loans is recorded as compensation expense over the service period, which is consistent with the term of the loans. During the first quarter of fiscal 2014, we issued approximately $5.0 million in forgivable loans to employees and non-employee experts for future service. As of March 29, 2014, we had obligations to issue approximately $4.3 million in forgivable loans to employees, future employees and non-employee experts for future service. We expect that the $4.3 million in loans will be issued, and the corresponding payments will be made, before the end of the third quarter of fiscal 2014.

  Compensation Arrangements

        In connection with an acquisition completed in fiscal 2013, we agreed to pay incentive performance awards to certain non-employee experts and employees of the acquired business, if specific performance targets are met from June 2013 through May 2017. Retention of amounts paid is contingent on the individuals' continued relationships with us through May 2019. The amount of the award could fluctuate depending on future performance through May 2017. Changes in the estimated award are expensed prospectively over the remaining service period. We believe that we will have sufficient funds to satisfy any obligations related to the incentive performance awards. We expect to fund these payments, if any, from existing cash resources, cash generated from operations, or financing transactions.

  Business Acquisition

        On January 31, 2013, we announced that an approximate 40-person litigation consulting team had joined us, effective February 1, 2013. Under an agreement to hire the team, we accelerated the previously announced start dates of certain key personnel from May 2013. Under the terms of the transaction, we acquired certain intangible assets, accounts receivable, and certain client projects currently underway. The fair value of the assets acquired and the liabilities assumed as part of the acquisition were finalized in the first quarter of fiscal 2014. The acquisition was not material. The acquisition was accounted for under the purchase method of accounting, and the results of operations have been included in the accompanying statements of operations from the date of acquisition.

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

  Share Repurchases

        On August 30, 2011, we announced that our Board of Directors approved a share repurchase program of up to $7.5 million of our common stock. On February 22, 2012, August 10, 2012, and February 13, 2014, the Board of Directors authorized the repurchase of up to an additional $4.45 million, $5.0 million, and $15.0 million, respectively, of our common stock under these programs. During the first quarter of fiscal 2014, we repurchased and retired 95,600 shares of our common stock under this program at an average price per share of $22.25. Approximately $14.3 million was available for future repurchases under these programs as of March 29, 2014. We will finance these programs with available cash and cash from future operations. We may repurchase shares under these programs in open market purchases or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. We expect to continue to repurchase shares under these programs.

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

        Concurrently with our entering into this new lease, we also entered into an amendment of our existing lease with BP Hancock LLC, as landlord, for the office space we currently rent in the office building described above, which currently expires on March 31, 2015. Except with respect to 25,099 square feet of office space covered by this lease, the amendment either extends the term of this lease to, or if prior to March 31, 2015 terminates this lease on, the day prior to the date that we begin paying fixed rent under the new lease described above. If the term of the existing lease is extended, the amendment provides that the base rent payable under this lease during the extension period will be $2.4 million per year.

        We expect that the term of the new lease will commence, and the relocation of our Boston offices to the 9th and 10th floors of the office building at 200 Clarendon Street, Boston, Massachusetts will occur, sometime in the third quarter of fiscal 2015.

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

        The majority of our operations are based in the U.S., and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of foreign currencies. Our primary foreign currency exposures relate to our short-term intercompany balances with our foreign subsidiaries and accounts receivable and cash valued in the United Kingdom in U.S. Dollars or Euros. Our primary foreign subsidiaries have functional currencies denominated in the British Pound and the Euro, and foreign denominated assets and liabilities are re-measured each reporting period with any exchange gains and losses recorded in our consolidated income statements. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the U.S. Dollar and foreign currencies and the Euro and the British Pound. Holding all other variables constant, fluctuations in foreign exchange rates may impact reported revenues and expenses significantly, based on currency exposures at March 29, 2014. A hypothetical 10% movement in foreign exchange rates would have affected our income before provision for income taxes for the first quarter of fiscal 2014 by approximately $0.3 million. However, actual gains and losses in the future could differ materially from this analysis based on the timing and amount of both foreign currency exchange rate movements and our actual exposure.

        From time to time, we may use derivative instruments to manage the risk of exchange rate fluctuations. However, at March 29, 2014, we had no outstanding derivative instruments. We do not use derivative instruments for trading or speculative purposes.

Interest Rate Risk

        We maintain an investment portfolio consisting mainly of money market funds with maturities of three months or less when purchased. These held-to-maturity securities are subject to interest rate risk. However, a hypothetical change in the interest rate of 10% would not have a material impact to the fair values of these securities at March 29, 2014 primarily due to their short maturity.

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report to provide reasonable assurance that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC's rules and forms. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 29, 2014, due to the material weakness in internal controls over our income tax accounting and reporting for income taxes described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

        Notwithstanding the material weakness, management has concluded that the consolidated financial statements included in this Form 10-Q present fairly, in all material aspects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Evaluation of Changes in Internal Control over Financial Reporting

        Other than with respect to the ongoing remediation of the material weakness in internal controls over our income tax accounting and reporting for income taxes pursuant to the plan described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2013, there were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during the first quarter of fiscal 2014 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We depend upon key employees to generate revenue

        Our business consists primarily of the delivery of professional services, and, accordingly, our success depends heavily on the efforts, abilities, business generation capabilities, and project execution capabilities of our employee consultants. In particular, our employee consultants' personal relationships with our clients are a critical element in obtaining and maintaining client engagements. If we lose the services of any employee consultant or group of employee consultants, or if our employee consultants fail to generate business or otherwise fail to perform effectively, that loss or failure could adversely affect our revenues and results of operations. Our employee consultants generated engagements that accounted for approximately 78% and 79% of our revenues for the first quarters of fiscal 2014 and fiscal 2013, respectively. Our top five employee consultants generated approximately 22% and 20% of our revenues for the first quarters of fiscal 2014 and fiscal 2013, respectively.

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

We depend on our non-employee experts

        We depend on our relationships with our non-employee experts. In the first quarters of fiscal 2014 and fiscal 2013, our top five exclusive non-employee experts generated engagements that accounted for approximately 13% and 14% of our revenues in those periods, respectively. We believe that these experts are highly regarded in their fields and that each offers a combination of knowledge, experience, and expertise that would be very difficult to replace. We also believe that we have been able to secure some engagements and attract consultants in part because we can offer the services of these experts. Most of these experts can limit their relationships with us at any time for any reason. These reasons could include affiliations with universities with policies that prohibit accepting specified engagements, termination of exclusive relationships, the pursuit of other interests, and retirement.

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

We derive our revenues from a limited number of large engagements

        We derive a portion of our revenues from a limited number of large engagements. If we do not obtain a significant number of new large engagements each year, our business, financial condition, and results of operations could suffer. Our 10 largest engagements accounted for approximately 19% and 21% of our revenues in the first quarter of fiscal 2014 and fiscal 2013, respectively. Our 10 largest clients accounted for approximately 19% and 22% of our revenues in the first quarter of fiscal 2014 and fiscal 2013, respectively. In general, the volume of work we perform for any particular client varies from year to year, and due to the specific engagement nature of our practice, a major client in one year may not hire us in the following year.

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

The market price of our common stock may be volatile

        The market price of our common stock has fluctuated widely and may continue to do so. For example, from March 31, 2013, to March 29, 2014, the trading price of our common stock ranged from a high of $23.84 per share to a low of $17.63 per share. Many factors could cause the market price of our common stock to rise and fall. Some of these factors are:

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

        On February 13, 2014, we announced that our Board of Directors authorized the repurchase of up to $15 million of our outstanding common stock, in addition to the $1.4 million then remaining under our existing stock repurchase program. Under these stock repurchase programs, we are authorized to repurchase, from time-to-time, shares of our outstanding common stock on the open market or in privately negotiated transactions. The timing and amount of stock repurchases will be determined based upon our evaluation of market conditions and other factors. The stock repurchase program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our common stock under the program. Repurchases pursuant to our stock repurchase program could affect the market price of our common stock and increase its volatility. Any termination of our stock repurchase programs could cause a decrease in the market price of our common stock price, and the existence of a stock repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity of our common stock. There can be no assurance that any stock repurchases under these programs will enhance stockholder value because the market price of our common stock may decline below the levels at which those repurchases were made. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term fluctuations in the market price of our common stock could reduce the program's effectiveness.

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

We may need to take material write-offs for the impairment of goodwill and other intangible assets, including if our market capitalization declines

        As further described in Note 8 of our Notes to Consolidated Financial Statements, goodwill and intangible assets with indefinite lives are monitored annually for impairment, or more frequently, if events or circumstances exist that would more likely than not reduce our fair value below our carrying amount. In performing the first step of the goodwill impairment testing and measurement process, we compare our entity-wide estimated fair value to net book value to identify potential impairment. We estimate the entity-wide fair value utilizing our market capitalization, plus an appropriate control premium. Market capitalization is determined by multiplying the shares outstanding on the test date by the market price of our common stock on that date. We have utilized a control premium that considers appropriate industry, market and other pertinent factors, including indications of such premiums from data on recent acquisition transactions. If our fair value is less than our net book value, the second step is performed to determine if goodwill is impaired. If we determine through the impairment evaluation process that goodwill has been impaired, an impairment charge would be recorded in our consolidated income statement.

        We had no impairment losses related to goodwill during the first quarter of fiscal 2014 or fiscal 2013 as there were no events or circumstances that would more likely than not reduce our fair value below our carrying amount.

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

Fluctuations in the types of service contracts we enter into may adversely impact revenue and results of operations

        We derive a portion of our revenues from fixed-price contracts. We derived approximately 12% and 13% of revenues from fixed-price engagements in the first quarters of fiscal 2014 and fiscal 2013, respectively. These contracts are more common in our management consulting area, and would likely grow in number with expansion of that area. Fluctuations in the mix between time-and-material contracts, fixed-price contracts and arrangements with fees tied to performance-based criteria may result in fluctuations of revenue and results of operations. In addition, if we fail to estimate accurately the resources required for a fixed-price project or fail to satisfy our contractual obligations in a manner consistent with the project budget, we might generate a smaller profit or incur a loss on the project. On occasion, we have had to commit unanticipated additional resources to complete projects, and we may have to take similar action in the future, which could adversely affect our revenues and results of operations.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        (a)   On February 4, 2014, in connection with our acquisition of Cepton, GmbH, we issued 22,520 shares of our common stock to the former shareholders of Cepton GmbH. We relied on the exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving any public offering.

        (b)   Not applicable.

        (c)   The following table provides information about our repurchases of shares of our common stock during the fiscal quarter ended March 29, 2014. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the fiscal quarter into three periods of four weeks, four weeks, and five weeks, respectively, to coincide with our reporting periods during the first quarter of fiscal 2014.

 Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
December 29, 2013 to January 25, 2014	—	—	—	$1,445,953
January 26, 2014 to February 22, 2014	39,800 shares(2)	$21.21 per share(2)	39,800	$15,601,950
February 23, 2014 to March 29, 2014	62,173 shares(1)(2)	$22.93 per share(1)(2)	55,800	$14,319,120

(1)
During the five weeks ended March 29, 2014, we accepted 6,373 shares of our common stock as a tax withholding from certain of our employees, in connection with the vesting of restricted shares that occurred during the indicated period, pursuant to the terms of our 2006 equity incentive plan, at an average share price of $22.40.

(2)
On August 30, 2011, we announced that our Board of Directors approved a share repurchase program of up to $7.5 million of our common stock. On February 22, 2012 and August 10, 2012, our Board of Directors authorized the repurchase of up to an additional $4.45 million and $5.0 million, respectively, of our common stock under these programs. On February 13, 2014, we announced that our Board of Directors approved a share repurchase program of up to an additional $15.0 million of our common stock. During the four weeks ended February 22, 2014 and the five weeks ended March 29, 2014, we repurchased and retired 39,800 shares and 55,800 shares, respectively, under these programs at an average price per share of $21.21 and $22.99, respectively. Approximately $14.3 million was available for future repurchases under these programs as of March 29, 2014. We expect to continue to repurchase shares under these programs.

ITEM 3.    Defaults Upon Senior Securities

        None.

ITEM 4.    Mine Safety Disclosures

        None.

ITEM 5.    Other Information

        None.

ITEM 6.    Exhibits

Item No.		Description
10.1		Lease dated February 24, 2014 by and between CRA International, Inc. and BP Hancock LLC (incorporated by reference to Exhibit 10.1 to our current report on form 8-K filed on February 27, 2014)
10.2
Twentieth Amendment to Lease dated as of February 24, 2014 by and between CRA International, Inc. and BP Hancock LLC (incorporated by reference to Exhibit 10.2 to our current report on form 8-K filed on February 27, 2014)
31.1		Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2		Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1		Section 1350 certification
101	*
The following financial statements from CRA International, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Condensed Consolidated Income Statements (unaudited) for the fiscal quarters ended March 29, 2014 and March 30, 2013, (ii) Condensed Consolidated Statement of Comprehensive Income (unaudited) for the fiscal quarters ended March 29, 2014 and March 30, 2013, (iii) Condensed Consolidated Balance Sheets (unaudited) as at March 29, 2014 and December 28, 2013, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the fiscal quarters ended March 29, 2014 and March 30, 2013, (v) Condensed Consolidated Statement of Shareholders' Equity (unaudited) for the fiscal quarter ended March 29, 2014, and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

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

CRA INTERNATIONAL, INC.
Date: April 28, 2014	By:	/s/ PAUL A. MALEH Paul A. Maleh President and Chief Executive Officer
Date: April 28, 2014	By:	/s/ WAYNE D. MACKIE Wayne D. Mackie Executive Vice President, Treasurer, and Chief Financial Officer

EXHIBIT INDEX

Item No.		Description
10.1		Lease dated February 24, 2014 by and between CRA International, Inc. and BP Hancock LLC (incorporated by reference to Exhibit 10.1 to our current report on form 8-K filed on February 27, 2014)
10.2
Twentieth Amendment to Lease dated as of February 24, 2014 by and between CRA International, Inc. and BP Hancock LLC (incorporated by reference to Exhibit 10.2 to our current report on form 8-K filed on February 27, 2014)
31.1		Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2		Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1		Section 1350 certification
101	*
The following financial statements from CRA International, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Condensed Consolidated Income Statements (unaudited) for the fiscal quarters ended March 29, 2014 and March 30, 2013, (ii) Condensed Consolidated Statement of Comprehensive Income (unaudited) for the fiscal quarters ended March 29, 2014 and March 30, 2013, (iii) Condensed Consolidated Balance Sheets (unaudited) as at March 29, 2014 and December 28, 2013, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the fiscal quarters ended March 29, 2014 and March 30, 2013, (v) Condensed Consolidated Statement of Shareholders' Equity (unaudited) for the fiscal quarter ended March 29, 2014, and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

*
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto shall not be deemed filed for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.