Form 10-Q
period 2014-06-28
CRA INTERNATIONAL, INC.
filed 2014-08-01
CIK 1053706

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2014
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 24, 2014
Common Stock, no par value per share	9,901,511 shares

CRA International, Inc.

INDEX

PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements	3
	Condensed Consolidated Income Statements (unaudited)—Quarters Ended June 28, 2014 and June 29, 2013 and the Fiscal Year to Date Periods Ended June 28, 2014 and June 29, 2013	3
	Condensed Consolidated Statements of Comprehensive Income (unaudited)—Quarters Ended June 28, 2014 and June 29, 2013 and the Fiscal Year to Date Periods Ended June 28, 2014 and June 29, 2013	4
	Condensed Consolidated Balance Sheets (unaudited)—June 28, 2014 and December 28, 2013	5
	Condensed Consolidated Statements of Cash Flows (unaudited)—Fiscal Year to Date Periods Ended June 28, 2014 and June 29, 2013	6
	Condensed Consolidated Statement of Shareholders' Equity (unaudited)—Fiscal Year to Date Period Ended June 28, 2014	7
	Notes to Condensed Consolidated Financial Statements (Unaudited)	8
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	24
ITEM 4.	Controls and Procedures	25
PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	26
ITEM 1A.	Risk Factors	26
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
ITEM 3.	Defaults Upon Senior Securities	36
ITEM 4.	Mine Safety Disclosures	36
ITEM 5.	Other Information	36
ITEM 6.	Exhibits	37
Signatures		38

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

CRA International, Inc.

Condensed Consolidated Income Statements (unaudited)

(In thousands, except per share data)

	Quarter Ended		Fiscal Year to Date Period Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Revenues	$78,184	$65,203	$154,429	$128,333
Costs of services	52,669	45,042	104,535	87,057

Gross profit	25,515	20,161	49,894	41,276
Selling, general and administrative expenses	17,463	15,380	34,623	31,180
Depreciation and amortization	1,559	1,611	3,149	3,152

Income from operations	6,493	3,170	12,122	6,944
Interest income	39	21	78	82
Interest expense	(127)	(175)	(291)	(242)
Other income (expense), net	(71)	352	(191)	(39)

Income before provision for income taxes	6,334	3,368	11,718	6,745
Provision for income taxes	(3,167)	(2,017)	(5,243)	(2,559)

Net income	3,167	1,351	6,475	4,186
Net loss attributable to noncontrolling interest, net of tax	21	58	123	192

Net income attributable to CRA International, Inc.	$3,188	$1,409	$6,598	$4,378

Net income per share attributable to CRA International, Inc:
Basic	$0.32	$0.14	$0.66	$0.43

Diluted	$0.32	$0.14	$0.66	$0.43

Weighted average number of shares outstanding:
Basic	9,919	10,100	9,974	10,085

Diluted	10,026	10,188	10,067	10,174

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Quarter Ended		Fiscal Year to Date Period Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net income	$3,167	$1,351	$6,475	$4,186
Other comprehensive income (loss):
Foreign currency translation adjustments	706	128	869	(1,329)

Comprehensive income	3,873	1,479	7,344	2,857
Less: comprehensive loss attributable to noncontrolling interest	21	58	123	192

Comprehensive income attributable to CRA International, Inc.	$3,894	$1,537	$7,467	$3,049

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except share data)

	June 28, 2014	December 28, 2013
Assets
Current assets:
Cash and cash equivalents	$27,614	$51,251
Accounts receivable, net of allowances of $5,890 at June 28, 2014 and $7,210 at December 28, 2013	65,183	57,856
Unbilled services	28,415	24,275
Prepaid expenses and other current assets	15,775	11,775
Deferred income taxes	17,579	17,806

Total current assets	154,566	162,963
Property and equipment, net	14,838	15,655
Goodwill	83,896	81,573
Intangible assets, net of accumulated amortization of $9,229 at June 28, 2014 and $8,392 at December 28, 2013	5,314	4,537
Deferred income taxes, net of current portion	187	955
Other assets	48,199	54,621

Total assets	$307,000	$320,304

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$12,691	$13,766
Accrued expenses	49,923	65,657
Deferred revenue and other liabilities	5,187	6,098
Deferred income taxes	88	—
Current portion of deferred rent	2,012	2,322
Current portion of deferred compensation	153	117

Total current liabilities	70,054	87,960
Notes payable	981	1,007
Deferred rent and facility-related non-current liabilities	2,552	3,669
Deferred compensation and other non-current liabilities	2,487	1,446
Deferred income taxes, net of current portion	1,798	1,585
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 9,851,935 shares and 10,048,611 shares issued and outstanding at June 28, 2014 and December 28, 2013, respectively	90,389	93,242
Retained earnings	140,578	133,980
Accumulated other comprehensive loss	(2,555)	(3,424)

Total CRA International, Inc. shareholders' equity	228,412	223,798
Noncontrolling interest	716	839

Total shareholders' equity	229,128	224,637

Total liabilities and shareholders' equity	$307,000	$320,304

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Fiscal Year to Date Period Ended
	June 28, 2014	June 29, 2013
Operating activities:
Net income	$6,475	$4,186
Adjustments to reconcile net income to net cash used in operating activities, net of effect of acquired businesses:
Depreciation and amortization	3,138	3,201
Loss on disposal of property and equipment	9	—
Deferred rent	(1,455)	(1,193)
Deferred income taxes	871	309
Share-based compensation expenses	2,616	1,321
Excess tax benefits from share-based compensation	—	(5)
Accounts receivable allowances	(1,411)	(64)
Changes in operating assets and liabilities:
Accounts receivable	(5,087)	17,474
Unbilled services	(3,534)	(8,160)
Prepaid expenses and other assets	1,722	(26,488)
Accounts payable, accrued expenses, and other liabilities	(18,514)	(16,307)

Net cash used in operating activities	(15,170)	(25,726)
Investing activities:
Consideration paid for acquisitions, net	(1,537)	(15,591)
Purchase of property and equipment	(1,358)	(1,971)
Collections on notes receivable	14	14

Net cash used in investing activities	(2,881)	(17,548)
Financing activities:
Issuance of common stock, principally stock option exercises	—	207
Payments on notes payable	(26)	—
Borrowings under line of credit	—	17,320
Repayments under line of credit	—	(12,177)
Payments of debt issuance costs	—	(1,014)
Tax withholding payments reimbursed by restricted shares	(143)	(214)
Excess tax benefits from share-based compensation	—	5
Repurchase of common stock	(5,355)	—

Net cash provided by (used in) financing activities	(5,524)	4,127
Effect of foreign exchange rates on cash and cash equivalents	(62)	29

Net decrease in cash and cash equivalents	(23,637)	(39,118)
Cash and cash equivalents at beginning of period	51,251	55,451

Cash and cash equivalents at end of period	$27,614	$16,333

Noncash investing and financing activities:
Issuance of common stock for acquired business	$427	$—

Supplemental cash flow information:
Cash paid for income taxes	$8,600	$1,287

Cash paid for interest	$189	$137

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statement of Shareholders' Equity (unaudited)

(In thousands, except share data)

	Common Stock				CRA International, Inc. Shareholders' Equity
				Accumulated Other Comprehensive Loss
	Shares Issued	Amount	Retained Earnings			Noncontrolling Interest	Total Shareholders' Equity
BALANCE AT DECEMBER 28, 2013	10,048,611	$93,242	$133,980	$(3,424)	$223,798	$839	$224,637
Net income	—	—	6,598	—	6,598	(123)	6,475
Foreign currency translation adjustment	—	—	—	869	869	—	869
Issuance of common stock in connection with business acquisition	22,520	427	—	—	427	—	427
Share-based compensation expense for employees	—	2,522	—	—	2,522	—	2,522
Restricted share vesting	39,777	—	—	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(6,373)	(143)	—	—	(143)	—	(143)
Tax deficit on stock options and restricted shares vesting	—	(227)	—	—	(227)	—	(227)
Shares repurchased	(252,600)	(5,526)	—	—	(5,526)	—	(5,526)
Share-based compensation expense for non-employees	—	94	—	—	94	—	94

BALANCE AT JUNE 28, 2014	9,851,935	$90,389	$140,578	$(2,555)	$228,412	$716	$229,128

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

2. Unaudited Interim Condensed Consolidated Financial Statements and Estimates

        The following financial statements included in this report are unaudited: the condensed consolidated income statements for the fiscal quarters and year to date periods ended June 28, 2014 and June 29, 2013, the condensed consolidated statements of comprehensive income for the fiscal quarters and year to date periods ended June 28, 2014 and June 29, 2013, the condensed consolidated balance sheet as of June 28, 2014, the condensed consolidated statements of cash flows for the fiscal year to date periods ended June 28, 2014 and June 29, 2013, and the condensed consolidated statement of shareholders' equity for the fiscal year to date period ended June 28, 2014. In the opinion of management, these statements include all adjustments necessary for a fair presentation of CRA's consolidated financial position, results of operations, and cash flows. The condensed consolidated balance sheet as of December 28, 2013 included in this report was derived from audited consolidated financial statements included in CRA's Annual Report on Form 10-K that was filed on March 13, 2014.

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

        The condensed consolidated statement of cash flows for the fiscal year to date period ended June 29, 2013 has been adjusted to properly present payments of debt issuance costs, which were previously presented in cash used in operating activities and have been reclassified to cash used in financing activities. This revision is not material to CRA's consolidated financial statements taken as a whole.

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

4. Recent Accounting Standards

Accounting for Share-Based Payments

        In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force) ("ASU 2014-12"). ASU 2014-12 clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent on the entity's satisfaction of a performance target until it becomes probable that the performance target will be met. No new disclosures are required under ASU 2014-12. ASU 2014-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. CRA believes that the adoption of ASU 2014-12 will not have a material impact on its financial position, results of operations, cash flows, or disclosures.

Revenue from Contracts with Customers

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The main provision of ASU 2014-09 is to recognize revenue when control of the goods or services transfers to the customer, as opposed to the existing guidance of recognizing revenue when the risks and rewards transfer to the customer. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. CRA has not yet determined the effects, if any, that the adoption of ASU 2014-09 may have on its financial position, results of operations, cash flows, or disclosures.

Presentation of Unrecognized Tax Benefits

        In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11") to clarify the presentation of current and deferred income taxes on the balance sheet.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4. Recent Accounting Standards (Continued)

Under ASU 2013-11, companies generally must present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, for a net operating loss carryforward, similar tax loss, or tax credit carryforward using the "net presentation" approach as a reduction of a deferred tax asset, with some allowed exceptions. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. CRA's adoption of ASU 2013-11 in the first quarter of fiscal 2014 had no impact on its financial position, results of operations, cash flows, or disclosures.

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

5. Cash and Cash Equivalents

        Cash equivalents consist principally of money market funds with maturities of three months or less when purchased. As of June 28, 2014, a substantial portion of CRA's cash accounts was concentrated at a single financial institution, which potentially exposes CRA to credit risks. The financial institution has a short-term credit rating of A-2 by Standard & Poor's ratings services. CRA has not experienced any losses related to such accounts. CRA does not believe that there is significant risk of non-performance by the financial institution, and the cash on deposit is fully liquid. CRA continually monitors the credit ratings of this institution.

        The carrying amounts of these instruments classified as cash equivalents are stated at amortized cost, which approximates fair value because of their short-term maturity.

6. Prepaid Expenses and Other Current Assets, and Other Assets

        Prepaid expenses and other current assets consist of the following (in thousands):

	June 28, 2014	December 28, 2013
Term loans to employees	$1,764	$1,764
Other	14,011	10,011

Total	$15,775	$11,775

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Prepaid Expenses and Other Current Assets, and Other Assets (Continued)

        Other assets consist of the following (in thousands):

	June 28, 2014	December 28, 2013
Forgivable loans to employees and non-employee experts	$45,280	$51,083
Other	2,919	3,538

Total	$48,199	$54,621

        In order to attract and retain highly skilled professionals, CRA may issue forgivable loans or term loans to employees and non-employee experts which are classified in "prepaid expenses and other current assets" and "other assets" within the accompanying balance sheets as of June 28, 2014 and December 28, 2013. A portion of the term loans are collateralized. The forgivable loans have terms that are generally between three and eight years. The principal amount of forgivable loans and accrued interest is forgiven by CRA over the term of the loans, so long as the employee or non-employee expert continues employment or affiliation with CRA and complies with certain contractual requirements. The expense associated with the forgiveness of the principal amount of the loans is recorded as compensation expense over the service period, which is consistent with the term of the loans. During the second quarter of fiscal 2014, CRA issued approximately $0.7 million in forgivable loans to employees and non-employee experts for future service. As of June 28, 2014, CRA had obligations to issue approximately $4.1 million in forgivable loans to employees, future employees, and non-employee experts for future service, which are included in the $45.3 million of such loans reported as of June 28, 2014 in the table above. CRA expects that the $4.1 million in loans will be issued, and the corresponding payments will be made, before the end of the third quarter of fiscal 2014.

7. Goodwill

        In accordance with Accounting Standards Codification ("ASC") Topic 350, Intangibles—Goodwill and Other, goodwill is not subject to amortization, but is monitored at least annually for impairment, or more frequently, as necessary, if events or circumstances exist that would more likely than not reduce the fair value of the reporting unit below its carrying amount. For CRA's goodwill impairment analysis, CRA operates under one reporting unit. Under ASC Topic 350, in performing the first step of the goodwill impairment testing and measurement process, CRA compares its entity-wide estimated fair value to its net book value to identify potential impairment. Management estimates the entity-wide fair value utilizing CRA's market capitalization, plus an appropriate control premium. Market capitalization is determined by multiplying the shares outstanding on the test date by the market price of CRA's common stock on that date. CRA has utilized a control premium that considers appropriate industry, market and other pertinent factors, including indications of such premiums from data on recent acquisition transactions. If the fair value of CRA is less than its net book value, the second step is performed to determine if goodwill is impaired. If CRA determines through the impairment evaluation process that goodwill has been impaired, an impairment charge would be recorded in its consolidated income statements.

        There were no impairment losses related to goodwill during each of the fiscal year to date periods ended June 28, 2014 and June 29, 2013, respectively, as there were no events or circumstances that would more likely than not reduce CRA's fair value below its carrying amount.

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

        The changes in the carrying amount of goodwill during the fiscal year to date period ended June 28, 2014, are as follows (in thousands):

	Goodwill, gross	Accumulated impairment losses	Goodwill, net
Balance at December 28, 2013	$153,466	$(71,893)	$81,573
Goodwill adjustments related to acquisitions	1,829	—	1,829
Effect of foreign currency translation	494	—	494

Balance at June 28, 2014	$155,789	$(71,893)	$83,896

        The changes in the carrying amount of goodwill during the fiscal year to date period ended June 29, 2013, are as follows (in thousands):

	Goodwill, gross	Accumulated impairment losses	Goodwill, net
Balance at December 29, 2012	$142,658	$(71,893)	$70,765
Goodwill adjustments related to acquisition	5,358	—	5,358
Goodwill adjustments related to NeuCo	(63)	—	(63)
Effect of foreign currency translation	(787)	—	(787)

Balance at June 29, 2013	$147,166	$(71,893)	$75,273

8. Accrued Expenses

        Accrued expenses consist of the following (in thousands):

	June 28, 2014	December 28, 2013
Compensation and related expenses	$39,840	$51,960
Forgivable loans to employees	4,100	4,966
Income taxes payable	845	3,503
Other	5,138	5,228

Total	$49,923	$65,657

        As of June 28, 2014 and December 28, 2013, approximately $28.8 million and $40.0 million of accrued bonuses were included above in "Compensation and related expenses".

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9. Credit Agreement

        As of June 28, 2014, CRA is party to a credit agreement that provides CRA with a $125.0 million revolving credit facility and a $15 million sublimit for the issuance of letters of credit. CRA may use the proceeds of the revolving credit loans for working capital and other general corporate purposes. CRA may repay any borrowings under the revolving credit facility at any time, but no later than April 24, 2018. There was no amount outstanding under this revolving line of credit as of June 28, 2014.

        As of June 28, 2014, the amount available under this revolving line of credit was reduced by certain letters of credit outstanding, which amounted to $1.4 million. Borrowings under the revolving credit facility bear interest at a rate per annum of either (i) the adjusted base rate, as defined in the credit agreement, plus an applicable margin, which varies between 0.50% and 1.50% depending on CRA's total leverage ratio as determined under the credit agreement, or (ii) the adjusted eurocurrency rate, as defined in the credit agreement, plus an applicable margin, which varies between 1.50% and 2.50% depending on CRA's total leverage ratio. CRA is required to pay a fee on the unused portion of the revolving credit facility at a rate per annum that varies between 0.25% and 0.375% depending on its total leverage ratio. Borrowings under the credit facility are secured by 100% of the stock of certain of CRA's U.S. subsidiaries and 65% of the stock of certain of its foreign subsidiaries, which represent approximately $7.0 million in net assets as of June 28, 2014.

        Under the credit agreement, CRA must comply with various financial and non-financial covenants. Compliance with these financial covenants is tested on a fiscal quarterly basis. Any indebtedness outstanding under the credit facility may become immediately due and payable upon the occurrence of stated events of default, including CRA's failure to pay principal, interest or fees or a violation of any financial covenant. The financial covenants require CRA to maintain a consolidated interest expense to adjusted consolidated EBITDA ratio of more than 2.5 to 1.0 and to comply with a consolidated debt to adjusted consolidated EBITDA ratio of not more than 3.0 to 1.0. The non-financial covenant restrictions of the senior credit agreement include, but are not limited to, CRA's ability to incur additional indebtedness, engage in acquisitions or dispositions, and enter into business combinations. As of June 28, 2014, CRA was in compliance with the covenants of its credit agreement.

10. Revenue Recognition

        CRA derives substantially all of its revenues from the performance of professional services. CRA's revenues include projects secured by our non-employee experts as well as projects secured by our employees. CRA recognizes all project revenue on a gross basis based on consideration of the criteria set forth in ASC Topic 605-45, Principal Agent Considerations.

        The contracts that CRA enters into and operates under specify whether the engagement will be billed on a time-and-materials or a fixed-price basis. Most of CRA's revenue is derived from time-and-materials service contracts. Revenues from time-and-materials service contracts are recognized as services are provided based upon hours worked and contractually agreed-upon hourly rates, as well as indirect fees based upon hours worked. Revenues from a majority of CRA's fixed-price engagements are recognized on a proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. In general, project costs are classified in costs of services and are based on the direct salary of the consultants on the

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

10. Revenue Recognition (Continued)

engagement plus all direct expenses incurred to complete the engagement, including any amounts billed to CRA by its non-employee experts.

        Revenues also include reimbursable expenses, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. Reimbursable expenses are as follows (in thousands):

	Quarter Ended		Fiscal Year to Date Period Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Reimbursable expenses	$8,658	$9,750	$17,686	$17,408

        CRA collects goods and services and value added taxes from customers and records these amounts on a net basis, which is within the scope of ASC Topic 605-45, Principal Agent Considerations.

11. Net Income per Share

        Basic net income per share represents net income divided by the weighted average shares of common stock outstanding during the period. Diluted net income per share represents net income divided by the weighted average shares of common stock and common stock equivalents, if applicable, outstanding during the period. Common stock equivalents arise from stock options and unvested shares of restricted stock, using the treasury stock method. Under the treasury stock method, the amount CRA would receive on the exercise of stock options and the vesting of shares of restricted stock, the amount of compensation cost for future service that CRA has not yet recognized, and the amount of tax benefits that would be recorded in common stock when these stock options and shares of restricted stock become deductible, are assumed to be used to repurchase shares at the average share price over the applicable fiscal period, and these repurchased shares are netted against the shares underlying these stock options and these unvested shares of restricted stock. CRA's unvested shares of restricted stock that contain rights to receive non-forfeitable dividends are considered participating securities, but net earnings available to these participating securities were not significant for the second quarter and the first half of fiscal 2014. A reconciliation of basic to diluted weighted average shares of common stock outstanding is as follows (in thousands):

	Quarter Ended		Fiscal Year to Date Period Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Basic weighted average shares outstanding	9,919	10,100	9,974	10,085
Common stock equivalents:
Stock options and restricted shares	107	88	93	89

Diluted weighted average shares outstanding	10,026	10,188	10,067	10,174

        For the second quarter and fiscal year-to-date period ended June 28, 2014, certain share-based awards, which amounted to 888,746 and 1,088,180 shares, respectively, were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

11. Net Income per Share (Continued)

outstanding because they were anti-dilutive. For the second quarter and fiscal year to date period ended June 29, 2013, the anti-dilutive share based awards that were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding amounted to 1,065,240 and 1,103,932 shares, respectively. These share-based awards were anti-dilutive because their exercise price exceeded the average market price over the respective period.

        On August 10, 2012 and February 13, 2014, the Board of Directors authorized the repurchase of up to $5.0 million and $15.0 million, respectively, of CRA's common stock. During the second quarter of fiscal 2014, CRA repurchased and retired 157,000 shares under these share repurchase programs at an average price per share of $21.70. During the first half of fiscal 2014, CRA repurchased and retired 252,600 shares under these share repurchase programs at an average price per share of $21.91. During the first half of fiscal 2013, CRA did not repurchase and retire any shares of its common stock under these programs. There was approximately $10.9 million available for future repurchases under these programs as of June 28, 2014. CRA may repurchase shares under these programs in open market purchases or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations.

12. Income Taxes

        CRA's effective income tax rates were 50.0% and 59.9% for the second quarters of fiscal 2014 and fiscal 2013, respectively. The effective tax rate in the second quarter of fiscal 2014 was higher than CRA's combined Federal and state statutory tax rate primarily due to a non-cash tax expense recorded in the second quarter of fiscal 2014 to correct an error in its previously issued consolidated financial statements. During the second quarter of fiscal 2014, CRA identified the prior period error, which was related to the valuation of deferred tax assets in CRA's previously issued consolidated financial statements, concluded that this error was not material to its prior reporting periods, and recorded a non-cash tax expense of approximately $0.8 million to correct this error.

        CRA's effective income tax rates were 44.7% and 37.9% for the fiscal year to date periods ended June 28, 2014 and June 29, 2013, respectively. The effective tax rate for the fiscal year to date period ended June 28, 2014 was higher than CRA's combined Federal and state statutory tax rate primarily due to the approximately $0.8 million non-cash tax expense recorded in the second quarter of fiscal 2014 to correct the error in CRA's previously issued consolidated financial statements, described earlier in this note 12, partially offset by certain favorable tax adjustments that were treated as discrete items in the first half of fiscal 2014.

        The effective tax rate for the second quarter of fiscal 2013 was higher than CRA's combined Federal and state statutory tax rate primarily due to losses in foreign jurisdictions that provided no tax benefit. In addition, during the second quarter of fiscal 2013, CRA incurred a charge for a one-time tax adjustment of approximately $0.3 million. The effective tax rate for the fiscal year to date period ended June 29, 2013 was lower than CRA's combined Federal and state statutory tax rate primarily due to the favorable settlement of a tax matter in the first quarter of fiscal 2013, partially offset by a one-time tax adjustment recorded in the second quarter of fiscal 2013 and the effect of losses in foreign jurisdictions that provided no tax benefit in the first half of fiscal 2013.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

12. Income Taxes (Continued)

        CRA has not provided for deferred income taxes or foreign withholding taxes on undistributed earnings from its foreign subsidiaries as of June 28, 2014 because such earnings are considered to be indefinitely reinvested. CRA does not rely on these unremitted earnings as a source of funds for its domestic business as it expects to have sufficient cash flow and availability from its U.S. credit lines to fund its U.S. operational and strategic needs. If CRA were to repatriate its foreign earnings that are indefinitely reinvested, it would incur minimal additional tax expense.

13. Restructuring Charges

        CRA did not incur any restructuring charges during the second quarter or first half of fiscal 2014. The restructuring reserve balance was as follows as of June 28, 2014 (in thousands):

Office Vacancies
Balance at December 28, 2013	$1,170
Amounts paid, net of amounts received, during the first half of fiscal 2014	(452)
Adjustments during the first half of fiscal 2014	20

Balance at June 28, 2014	$738

        On the accompanying balance sheet as of June 28, 2014, the reserve balance of $0.7 million was classified principally in "current portion of deferred rent".

        CRA did not incur any restructuring charges during the second quarter or first half of fiscal 2013. The restructuring reserve balance was as follows as of June 29, 2013 (in thousands):

	Office Vacancies	Employee Workforce Reduction	Total Restructuring
Balance at December 29, 2012	$2,106	$873	$2,979
Amounts paid, net of amounts received, during the first half of fiscal 2013	(451)	(716)	(1,167)
Adjustments and effect of foreign currency translation during the first half of fiscal 2013	(177)	(144)	(321)

Balance at June 29, 2013	$1,478	$13	$1,491

14. Compensation Arrangements

        In connection with an acquisition completed in fiscal 2013, CRA agreed to pay incentive performance awards to certain non-employee experts and employees of the acquired business, if specific performance targets are met from June 2013 through May 2017. Retention of amounts paid is contingent on the individuals' continued relationships with CRA through May 2019. CRA also has compensation arrangements with other non-employee experts. The amounts of the awards to be paid under these compensation arrangements could fluctuate depending on future performance through the respective measurement periods. Changes in the estimated awards are expensed prospectively over their remaining service period.

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

  •
  Share-based compensation expense

  •
  Valuation of goodwill and other intangible assets

  •
  Accounting for income taxes

        We did not adopt any changes in the first half of fiscal 2014 that had a material effect on these critical accounting policies nor did we make any changes to our accounting policies in the first half of fiscal 2014 that changed these critical accounting policies.

Recent Accounting Standards

        See Note 4 to our condensed consolidated financial statements included in this quarterly report on Form 10-Q for a discussion of recent accounting standards.

Results of Operations—For the Quarter and Fiscal Year to Date Period Ended June 28, 2014, Compared to the Quarter and Fiscal Year to Date Period Ended June 29, 2013

        The following table provides operating information as a percentage of revenues for the periods indicated:

	Quarter Ended		Fiscal Year to Date Period Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Revenues	100.0%	100.0%	100.0%	100.0%
Costs of services	67.4	69.1	67.7	67.8

Gross profit	32.6	30.9	32.3	32.2
Selling, general and administrative expenses	22.3	23.6	22.4	24.3
Depreciation and amortization	2.0	2.5	2.0	2.5

Income from operations	8.3	4.9	7.8	5.4
Interest income	0.0	0.0	0.1	0.1
Interest expense	(0.2)	(0.3)	(0.2)	(0.2)
Other income (expense), net	(0.1)	0.5	(0.1)	(0.0)

Income before provision for income taxes	8.1	5.2	7.6	5.3
Provision for income taxes	(4.1)	(3.1)	(3.4)	(2.0)

Net income	4.1	2.1	4.2	3.3
Net loss attributable to noncontrolling interest, net of tax	0.0	0.1	0.1	0.1

Net income attributable to CRA International, Inc.	4.1%	2.2%	4.3%	3.4%

Quarter Ended June 28, 2014 Compared to the Quarter Ended June 29, 2013

        Revenues.    Revenues increased by $13.0 million, or 19.9%, to $78.2 million for the second quarter of fiscal 2014 from $65.2 million for the second quarter of fiscal 2013. Our revenue increase was due primarily to the momentum from the latter part of fiscal 2013 that continued into first half of fiscal 2014 compared to a slow start in the first half of fiscal 2013. Revenue increased in our litigation, regulatory, and financial consulting business and management consulting business in the second half of fiscal 2013 and into the first half of fiscal 2014, reflecting organic growth and increasing contributions from the new senior-level hires we welcomed to CRA during the first quarter of fiscal 2013. Utilization increased to 78% for the second quarter of fiscal 2014 from 67% for the second quarter of fiscal 2013. NeuCo had an increase in revenue of approximately $0.2 million in the second quarter of fiscal 2014 as compared with the second quarter of fiscal 2013. A decrease in client reimbursable expenses, which are pass-through expenses that carry little to no margin, partially offset the increased revenue in the second quarter of fiscal 2014 as compared to the second quarter of fiscal 2013.

        Overall, revenues outside of the U.S. represented approximately 21% of total revenues for the second quarter of fiscal 2014 and the second quarter of fiscal 2013. Revenues derived from fixed-price engagements increased to 18% of total revenues for the second quarter of fiscal 2014 compared with 14% for the second quarter of fiscal 2013. This increase was due primarily to the increase in the percentage of our revenue related to our management consulting business as the management consulting business typically has a higher concentration of fixed-price service contracts.

        Costs of Services.    Costs of services increased by $7.6 million, or 16.9%, to $52.7 million for the second quarter of fiscal 2014 from $45.0 million for the second quarter of fiscal 2013. The increase in costs of services was due primarily to an increase in incentive compensation expense for our employee consultants, principally as a result of an increase in profitability, partially offset by a decrease of $1.1 million in client reimbursable expenses for the second quarter of fiscal 2014 as compared to the second quarter of fiscal 2013. As a percentage of revenues, costs of services decreased to 67.4% for the second quarter of fiscal 2014 from 69.1% for the second quarter of fiscal 2013 due primarily to the increase in revenues outpacing the increase in incentive compensation expense for our employee consultants in the second quarter of fiscal 2014 as compared with the second quarter of fiscal 2013.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by $2.1 million, or 13.5%, to $17.5 million for the second quarter of fiscal 2014 from $15.4 million for the second quarter of fiscal 2013. The primary contributors to this increase were increased compensation expense and increased commissions to our nonemployee experts for the second quarter of fiscal 2014 as compared to the second quarter of fiscal 2013.

        As a percentage of revenues, selling, general and administrative expenses decreased to 22.3% for the second quarter of fiscal 2014 from 23.6% for the second quarter of fiscal 2013 due primarily to the increase in revenues outpacing the increased compensation expense in the second quarter of fiscal 2014 as compared with the second quarter of fiscal 2013, except that commissions to our nonemployee experts increased to 3.5% of revenues for the second quarter of fiscal 2014 compared to 3.0% of revenues for the second quarter of fiscal 2013.

        Other Income (Expense), Net.    Other income (expense), net changed by $423,000 to expense of $71,000 for the second quarter of fiscal 2014 from income of $352,000 for the second quarter of fiscal 2013. Other income (expense), net consists primarily of foreign currency exchange transaction gains and losses. The multi-currency credit facility we entered into on April 24, 2013 allows us to minimize such foreign exchange exposures. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies including the Euro and the British Pound.

        Provision for Income Taxes.    The income tax provision was $3.2 million, and the effective tax rate was 50.0%, for the second quarter of fiscal 2014 compared to $2.0 million and 59.9% for the second quarter of fiscal 2013. The effective tax rate in the second quarter of fiscal 2014 was higher than our combined Federal and state statutory tax rate primarily due to a non-cash tax expense recorded in the second quarter of fiscal 2014 to correct an error in our previously issued consolidated financial statements. During the second quarter of fiscal 2014, we identified the prior period error, which was related to the valuation of deferred tax assets in our previously issued consolidated financial statements, concluded that this error was not material to our prior reporting periods, and recorded a non-cash tax expense of approximately $0.8 million to correct it.

        Our effective tax rate in the second quarter of fiscal 2013 was higher than our combined Federal and state statutory tax rate primarily due to losses in foreign jurisdictions that provided no tax benefit.

In addition, during the second quarter of fiscal 2013, we incurred a charge for a one-time tax adjustment of $0.3 million.

        Net Loss Attributable to Noncontrolling Interest, Net of Tax.    Our ownership interest in NeuCo constitutes control under U.S GAAP. As a result, NeuCo's financial results are consolidated with ours, and allocations of the noncontrolling interest's share of NeuCo's net income result in deductions to our net income, while allocations of the noncontrolling interest's share of NeuCo's net loss result in additions to our net income. Our ownership interest in NeuCo is 55.89%. The results of operations of NeuCo allocable to its other owners was a net loss of $21,000 for the second quarter of fiscal 2014 and a net loss of $58,000 for the second quarter of fiscal 2013.

        Net Income Attributable to CRA International, Inc.    Net income attributable to CRA International, Inc. increased by $1.8 million to net income of $3.2 million for the second quarter of fiscal 2014 from net income of $1.4 million for the second quarter of fiscal 2013. The net income per diluted share was $0.32 per share for the second quarter of fiscal 2014, compared to $0.14 of net income per diluted share for the second quarter of fiscal 2013. Diluted weighted average shares outstanding decreased by approximately 162,000 shares to approximately 10,026,000 shares for the second quarter of fiscal 2014 from approximately 10,188,000 shares for the second quarter of fiscal 2013. The decrease in diluted weighted average shares outstanding was primarily due to repurchases of common stock since the second quarter of fiscal 2013, offset in part by an increase as a result of shares of restricted stock that have vested or that have been issued since the second quarter of fiscal 2013.

Fiscal Year to Date Period Ended June 28, 2014 Compared to the Fiscal Year to Date Period Ended June 29, 2013

        Revenues.    Revenues increased by $26.1 million, or 20.3%, to $154.4 million for the fiscal year to date period ended June 28, 2014 from $128.3 million for the fiscal year to date period ended June 29, 2013. Our revenue increase was due primarily to the momentum from the latter part of fiscal 2013 that continued into the first half of fiscal 2014 compared to a slow start in the first half of fiscal 2013. Revenue increased in our litigation, regulatory, and financial consulting business and management consulting business in the second half of fiscal 2013 and into the first half of fiscal 2014, reflecting organic growth and increasing contributions from the new senior-level hires we welcomed to CRA during the first quarter of fiscal 2013. Utilization increased to 78% for the first half of fiscal 2014 from 67% for the first half of fiscal 2013. NeuCo had an increase in revenues of $0.3 million in the first half of fiscal 2014 as compared to the first half of fiscal 2013.

        Overall, revenues outside of the U.S. represented approximately 23% of total revenues for each the first half of fiscal 2014 and the first half of fiscal 2013. Revenues derived from fixed-price engagements increased to 15% of total revenues for the fiscal year to date period ended June 28, 2014 compared with 14% for the fiscal year to date period ended June 29, 2013. This increase was due primarily to the increase in the percentage of our revenue related to our management consulting business as the management consulting business typically has a higher concentration of fixed-price service contracts.

        Costs of Services.    Costs of services increased $17.5 million, or 20.1%, to $104.5 million for the fiscal year to date period ended June 28, 2014 from $87.1 million for the fiscal year to date period ended June 29, 2013. The increase in costs of services was due primarily to an increase in incentive compensation expense for our employee consultants, principally as a result of an increase in profitability, and an increase of $0.9 million in forgivable loan amortization. As is common in our industry, we have issued forgivable loans to attract and retain certain significant revenue-producing employees and non-employee experts. We issued $5.7 million and $38.0 million of forgivable loans in the first half of fiscal 2014 and the first half of fiscal 2013, respectively. Costs of services also had an increase of $0.3 million in client reimbursable expenses for the first half of fiscal 2014 as compared to the first half of fiscal 2013. As a percentage of revenues, costs of services decreased to 67.7% for the first half of fiscal 2014 from 67.8% for the first half of fiscal 2013 due primarily to the increase in revenues outpacing the increases in costs of services in the first half of fiscal 2014 as compared with the first half of fiscal 2013.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by $3.4 million, or 11.0%, to $34.6 million for the fiscal year to date period ended June 28, 2014 from $31.2 million for the fiscal year to date period ended June 29, 2013. The primary contributors to this increase were increased compensation expense, increased commissions to our nonemployee experts, increased rent and office operating expenses, and increased professional fees in the first half of fiscal 2014 as compared to the first half of fiscal 2013.

        As a percentage of revenues, selling, general and administrative expenses decreased to 22.4% for the first half of fiscal 2014 from 24.3% for first half of fiscal 2013 due primarily to the increase in revenues outpacing the increased compensation expense, commissions to our nonemployee experts, rent and office operating expenses, and professional fees in the first half of fiscal 2014 as compared with the first half of fiscal 2013. Commissions to our nonemployee experts decreased to 3.1% of revenues for the first half of fiscal 2014 compared to 3.2% of revenues for first half of fiscal 2013.

        Other Income (Expense) Net.    Other expense, net increased by $152,000 to $191,000 for the fiscal year to date period ended June 28, 2014 as compared to $39,000 for the fiscal year to date period ended June 29, 2013. Other income (expense), net consists primarily of foreign currency exchange transaction gains and losses. The multi-currency credit facility we entered into on April 24, 2013 allows us to minimize such foreign exchange exposures. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies including the Euro and the British Pound.

        Provision for Income Taxes.    For the fiscal year to date period ended June 28, 2014 our income tax provision was $5.2 million, and the effective tax rate was 44.7%, compared to a provision of $2.6 million and an effective tax rate of 37.9% for the fiscal year to date period ended June 29, 2013. The effective tax rate in the first half of fiscal 2014 was higher than our combined Federal and state statutory tax rate primarily due to a non-cash tax expense recorded in the second quarter of fiscal 2014 to correct an error in our previously issued consolidated financial statements, partially offset by certain favorable tax adjustments that were treated as discrete items in the first half of fiscal 2014. During the second quarter of fiscal 2014, we identified the prior period error, which was related to the valuation of deferred tax assets in our previously issued consolidated financial statements, concluded that this error was not material to our prior reporting periods, and recorded a non-cash tax expense of approximately $0.8 million to correct it.

        Our effective tax rate for the fiscal year to date period ended June 29, 2013 was lower than our combined Federal and state statutory tax rate primarily due to the favorable settlement of a tax matter in the first quarter of fiscal 2013, partially offset by a one-time tax adjustment recorded in the second quarter of fiscal 2013 and the effect of losses in foreign jurisdictions that provided no tax benefit in the first half of fiscal 2013.

        Net Loss Attributable to Noncontrolling Interest, Net of Tax.    Our ownership interest in NeuCo constitutes control under U.S. GAAP. As a result, NeuCo's financial results are consolidated with ours and allocations of the noncontrolling interest's share of NeuCo's net income result in deductions to our net income, while allocations of the noncontrolling interest's share of NeuCo's net loss result in additions to our net income. Our ownership interest in NeuCo is 55.89%. The results of operations of NeuCo allocable to its other owners was a net loss of $123,000 for the fiscal year to date period ended June 28, 2014 and a net loss of $192,000 for the fiscal year to date period ended June 29, 2013.

        Net Income Attributable to CRA International, Inc.    Net income attributable to CRA International, Inc. increased by $2.2 million to net income of $6.6 million for the fiscal year to date period ended June 28, 2014 from net income of $4.4 million for the fiscal year to date period ended June 29, 2013. The diluted net income per share was $0.66 per share for the fiscal year to date period ended June 28, 2014, compared to net income per share of $0.43 per share for the fiscal year to date period ended June 29, 2013. Diluted weighted average shares outstanding decreased by approximately 107,000 shares to approximately 10,067,000 shares for the fiscal year to date period ended June 28, 2014 from approximately 10,174,000 shares for the fiscal year to date period ended June 29, 2013. The decrease in diluted weighted average shares outstanding was primarily due to repurchases of common stock, offset in part by an increase as a result of shares of restricted stock that have vested or that have been issued since June 29, 2013.

Liquidity and Capital Resources

  Fiscal Year to Date Period Ended June 28, 2014

        We believe that current cash, cash equivalents, cash generated from operations, and amounts available under our bank line of credit will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

        General.    In the first half of fiscal 2014, cash and cash equivalents decreased by $23.6 million. We completed the period with cash and cash equivalents of $27.6 million and working capital (defined as current assets less current liabilities) of $84.5 million. The principal drivers of the reduction in cash were the payment of the majority of our fiscal 2013 performance bonuses in the first quarter of fiscal 2014, the increase in days sales outstanding from 94 days at the end of fiscal 2013 to 108 days at the end of the second quarter of fiscal 2014, and the repurchase and retirement of 252,600 shares of our common stock during the first half of fiscal 2014.

        Of the total cash and cash equivalents of $27.6 million at June 28, 2014, $18.9 million was held within the U.S. We have sufficient sources of cash in the U.S. to fund U.S. cash requirements without the need to repatriate any funds.

        As of June 28, 2014, a substantial portion of our cash accounts was concentrated at a single financial institution, which potentially exposes us to credit risks. The financial institution has a short-term credit rating of A-2 by Standard & Poor's ratings services. We have not experienced any losses related to such accounts. We do not believe that there is significant risk of non-performance by the financial institution, and our cash on deposit at this financial institution is fully liquid. We continually monitor the credit ratings of such institution. A change in the credit worthiness of this financial institution could materially affect our liquidity and working capital.

        Sources and Uses of Cash.    During the first half of fiscal 2014, net cash used in operating activities was $15.2 million. The primary factor in cash used in operations was the decrease in "accounts payable, accrued expenses, and other liabilities" of $18.5 million due to the payment of the majority of our fiscal 2013 performance bonuses during the first quarter of fiscal 2014. Other uses of cash included a $6.5 million net unfavorable movement in "accounts receivable" and "accounts receivable allowances" and an unfavorable movement of $3.5 million in "unbilled services". Sources of cash included a $1.7 million favorable movement in "prepaid expenses and other assets". Cash provided by operations also included net income of $6.5 million, non-cash charges for depreciation and amortization expense of $3.1 million, share-based compensation expense of $2.6 million, and deferred income tax provision of $0.9 million, partially offset by decreased "deferred rent" of $1.5 million.

        During the first quarter of fiscal 2014, net cash used by investing activities was $2.9 million, which included $1.5 million of net acquisition consideration payments and $1.4 million for capital expenditures.

        We used $5.5 million of net cash in financing activities during the first half of fiscal 2014, primarily for the repurchase and retirement of our common stock of $5.4 million and the redemption of $0.1 million in vested employee restricted shares for tax withholdings.

  Indebtedness

        As of June 28, 2014, we are party to a credit agreement that provides us with a $125.0 million revolving credit facility and a $15 million sublimit for the issuance of letters of credit. We may use the proceeds of the revolving credit loans to provide working capital and for other general corporate purposes. Generally, we may repay any borrowings under the revolving credit facility at any time, but must repay all borrowings no later than April 24, 2018. There were no amounts outstanding under this revolving line of credit as of June 28, 2014.

        The amount available under this revolving line of credit is reduced by certain letters of credit outstanding, which amounted to $1.4 million as of June 28, 2014.

        Borrowings under the revolving credit facility bear interest at a rate per annum of either (i) the adjusted base rate, as defined in the credit agreement, plus an applicable margin, which varies between 0.50% and 1.50% depending on our total leverage ratio as determined under the credit agreement, or (ii) the adjusted eurocurrency rate, as defined in the credit agreement, plus an applicable margin, which varies between 1.50% and 2.50% depending on our total leverage ratio. We are required to pay a fee on the unused portion of the revolving credit facility at a rate per annum that varies between 0.25% and 0.375% depending on our total leverage ratio. Borrowings under the credit facility are secured by 100% of the stock of certain of our U.S. subsidiaries and 65% of the stock of certain of our foreign subsidiaries, which represent approximately $7.0 million in net assets as of June 28, 2014.

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

  Forgivable Loans and Term Loans

        In order to attract and retain highly skilled professionals, we may issue forgivable loans or term loans to employees and non-employee experts. A portion of the term loans are collateralized. The forgivable loans have terms that are generally between three and eight years. The principal amount of forgivable loans and accrued interest is forgiven by us over the term of the loans, so long as the employee or non-employee expert continues employment or affiliation with us and complies with certain contractual requirements. The expense associated with the forgiveness of the principal amount of the loans is recorded as compensation expense over the service period, which is consistent with the term of the loans. During the second quarter and first half of fiscal 2014, we issued approximately $0.7 million and $5.7 million, respectively, in forgivable loans to employees and non-employee experts for future service. As of June 28, 2014, we had obligations to issue approximately $4.1 million in forgivable loans to employees, future employees and non-employee experts for future service. We expect that the $4.1 million in loans will be issued, and the corresponding payments will be made, before the end of the third quarter of fiscal 2014.

  Compensation Arrangements

        In connection with an acquisition completed in fiscal 2013, we agreed to pay incentive performance awards to certain non-employee experts and employees of the acquired business, if specific performance targets are met from June 2013 through May 2017. Retention of amounts paid is contingent on the individuals' continued relationships with us through May 2019. The amount of the award could fluctuate depending on future performance through May 2017. We also have compensation arrangements with other non-employee experts. The amounts of the awards to be paid under these compensation arrangements could fluctuate depending on future performance through the respective measurement periods. Changes in the estimated award are expensed prospectively over the remaining service period. We believe that we will have sufficient funds to satisfy any obligations related to the incentive performance awards. We expect to fund these payments, if any, from existing cash resources, cash generated from operations, or financing transactions.

  Business Acquisitions

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

  Share Repurchases

        On August 10, 2012 and February 13, 2014, our Board of Directors authorized the repurchase of up to $5.0 million and $15.0 million, respectively, of our common stock. During the second quarter of fiscal 2014 and first half of fiscal 2014, we repurchased and retired 157,000 shares and 252,600 shares of our common stock under these programs at an average price per share of $21.70 and $21.91, respectively. Approximately $10.9 million was available for future repurchases under these programs as of June 28, 2014. We will finance these programs with available cash and cash from future operations. We may repurchase shares under these programs in open market purchases or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. We expect to continue to repurchase shares under these programs.

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

        The majority of our operations are based in the U.S., and accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of foreign currencies. Our primary foreign currency exposures relate to our short-term intercompany balances with our foreign subsidiaries and accounts receivable and cash valued in the United Kingdom in U.S. Dollars or Euros. Our primary foreign subsidiaries have functional currencies denominated in the British Pound and the Euro, and foreign denominated assets and liabilities are re-measured each reporting period with any exchange gains and losses recorded in our consolidated income statements. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the U.S. Dollar and foreign currencies and the Euro and the British Pound. Holding all other variables constant, fluctuations in foreign exchange rates may impact reported revenues and expenses significantly, based on currency exposures at June 28, 2014. A hypothetical 10% movement in foreign exchange rates would have affected our income before provision for income taxes for the second quarter of fiscal 2014 by approximately $0.2 million. However, actual gains and losses in the future could differ materially from this analysis based on the timing and amount of both foreign currency exchange rate movements and our actual exposure.

        From time to time, we may use derivative instruments to manage the risk of exchange rate fluctuations. However, at June 28, 2014, we had no outstanding derivative instruments. We do not use derivative instruments for trading or speculative purposes.

Interest Rate Risk

        We maintain an investment portfolio consisting mainly of money market funds with maturities of three months or less when purchased. These held-to-maturity securities are subject to interest rate risk. However, a hypothetical change in the interest rate of 10% would not have a material impact to the fair values of these securities at June 28, 2014 primarily due to their short maturity.

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report to provide reasonable assurance that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC's rules and forms. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 28, 2014, due to the material weakness in internal controls over our income tax accounting and reporting for income taxes described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

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

Evaluation of Changes in Internal Control over Financial Reporting

        Other than with respect to the ongoing remediation of the material weakness in internal controls over our income tax accounting and reporting for income taxes pursuant to the plan described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2013, there were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during the second quarter of fiscal 2014 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        Our Board of Directors has from time to time authorized repurchase programs of our outstanding common stock. Under these stock repurchase programs, we are authorized to repurchase, from time-to-time, shares of our outstanding common stock on the open market or in privately negotiated transactions. The timing and amount of stock repurchases will be determined based upon our evaluation of market conditions and other factors. The stock repurchase program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our common stock under the program. Repurchases pursuant to our stock repurchase program could affect the market price of our common stock and increase its volatility. Any termination of our stock repurchase programs could cause a decrease in the market price of our common stock price, and the existence of a stock repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity of our common stock. There can be no assurance that any stock repurchases under these programs will enhance stockholder value because the market price of our common stock may decline below the levels at which those repurchases were made. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term fluctuations in the market price of our common stock could reduce the program's effectiveness.

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

We may need to take material write-offs for the impairment of goodwill and other intangible assets, including if our market capitalization declines

        As further described in our Notes to Consolidated Financial Statements, goodwill and intangible assets with indefinite lives are monitored annually for impairment, or more frequently, if events or circumstances exist that would more likely than not reduce our fair value below our carrying amount. In performing the first step of the goodwill impairment testing and measurement process, we compare our entity-wide estimated fair value to net book value to identify potential impairment. We estimate the entity-wide fair value utilizing our market capitalization, plus an appropriate control premium. Market capitalization is determined by multiplying the shares outstanding on the test date by the market price of our common stock on that date. We have utilized a control premium that considers appropriate industry, market and other pertinent factors, including indications of such premiums from data on recent acquisition transactions. If our fair value is less than our net book value, the second step is performed to determine if goodwill is impaired. If we determine through the impairment evaluation process that goodwill has been impaired, an impairment charge would be recorded in our consolidated income statement.

        A goodwill impairment charge in any period would have the effect of decreasing our earnings in such period. If we are required to take a substantial impairment charge, our operating results would be materially adversely affected in such period, though such a charge would have no impact on cash flows or working capital.

Fluctuations in the types of service contracts we enter into may adversely impact revenue and results of operations

        We derive a portion of our revenues from fixed-price contracts. These contracts are more common in our management consulting area, and would likely grow in number with expansion of that area. Fluctuations in the mix between time-and- material contracts, fixed-price contracts and arrangements with fees tied to performance-based criteria may result in fluctuations of revenue and results of operations. In addition, if we fail to estimate accurately the resources required for a fixed-price project or fail to satisfy our contractual obligations in a manner consistent with the project budget, we might generate a smaller profit or incur a loss on the project. On occasion, we have had to commit unanticipated additional resources to complete projects, and we may have to take similar action in the future, which could adversely affect our revenues and results of operations.

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

Information or technology systems failures, or a compromise of our or our client's confidential or proprietary information, could have a material adverse effect on our reputation, business and results of operations

        We rely upon information and technology infrastructure and systems to operate, manage and run our business and to provide services to our clients. This includes infrastructure and systems for receiving, storing, hosting, analyzing, transmitting and securing our and our clients' sensitive, confidential or proprietary information, including, but not limited to, health and other personally-identifiable information and commercial, financial and consumer data. Our ability to secure and maintain the confidentiality of this information is critical to our reputation and the success of our businesses. We may be affected by or subject to events that are out of our control, including, but not limited to, viruses, malicious software, worms, failures in our or our third party hosting sites' information and technology systems, disruptions in the Internet or electricity grids, natural disasters, terrorism and malicious attacks, and unauthorized intrusions by unknown third parties. Any of these events could disrupt our or our client's business operations or cause us or our clients to incur unanticipated losses and reputational damage, which could have a material adverse effect on our business and results of operations.

        In addition, our or our clients' sensitive, confidential or proprietary information could be compromised, whether intentionally or unintentionally, by our employees, outside consultants or vendors. A breach or compromise of the security of our information technology systems or infrastructure, or our processes for securing sensitive, confidential or proprietary information, could result in the loss or misuse of this information. Any such loss or misuse could result in our suffering claims, fines, damages, losses or reputational damage, any of which could have a material adverse effect on our business and results of operations.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        (a)   Not applicable.

        (b)   Not applicable.

        (c)   The following table provides information about our repurchases of shares of our common stock during the fiscal quarter ended June 28, 2014. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the fiscal quarter into three periods of four weeks, four weeks, and five weeks, respectively, to coincide with our reporting periods during the second quarter of fiscal 2014.

 Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
March 30, 2014 to April 26, 2014	47,500	$21.32 per share	47,500	$13,306,300
April 27, 2014 to May 24, 2014	50,000	$21.07 per share	50,000	$12,252,681
May 25, 2014 to June 28, 2014	59,500	$22.53 per share	59,500	$10,912,279

(1)
On August 10, 2012 and February 13, 2014, our Board of Directors authorized the repurchase of up to $5.0 million and $15 million, respectively, of our common stock. All the shares indicated were repurchased under these programs and then retired. Approximately $10.9 million was available for future repurchases under these programs as of June 28, 2014. We expect to continue to repurchase shares under these programs.

ITEM 3.    Defaults Upon Senior Securities

        None.

ITEM 4.    Mine Safety Disclosures

        None.

ITEM 5.    Other Information

        None.

ITEM 6.    EXHIBIT INDEX

Item No.		Description
31.1		Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2		Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1		Section 1350 certification
101	*
The following financial statements from CRA International, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2014, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Condensed Consolidated Income Statements (unaudited) for the fiscal quarters and the fiscal year to date periods ended June 28, 2014 and June 29, 2013, (ii) Condensed Consolidated Statement of Comprehensive Income (unaudited) for the fiscal quarters and the fiscal year to date periods ended June 28, 2014 and June 29, 2013, (iii) Condensed Consolidated Balance Sheets (unaudited) as at June 28, 2014 and December 28, 2013, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the fiscal year to date periods ended June 28, 2014 and June 29, 2013, (v) Condensed Consolidated Statement of Shareholders' Equity (unaudited) for the fiscal year to date period ended June 28, 2014, and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

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

CRA INTERNATIONAL, INC.
Date: August 1, 2014	By:	/s/ PAUL A. MALEH Paul A. Maleh President and Chief Executive Officer
Date: August 1, 2014	By:	/s/ WAYNE D. MACKIE Wayne D. Mackie Executive Vice President, Treasurer, and Chief Financial Officer

EXHIBIT INDEX

Item No.		Description
31.1		Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2		Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1		Section 1350 certification
101	*
The following financial statements from CRA International, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2014, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Condensed Consolidated Income Statements (unaudited) for the fiscal quarters and the fiscal year to date periods ended June 28, 2014 and June 29, 2013, (ii) Condensed Consolidated Statement of Comprehensive Income (unaudited) for the fiscal quarters and the fiscal year to date periods ended June 28, 2014 and June 29, 2013, (iii) Condensed Consolidated Balance Sheets (unaudited) as at June 28, 2014 and December 28, 2013, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the fiscal year to date periods ended June 28, 2014 and June 29, 2013, (v) Condensed Consolidated Statement of Shareholders' Equity (unaudited) for the fiscal year to date period ended June 28, 2014, and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

*
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto shall not be deemed filed for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.