Form 10-Q
period 2014-09-27
CRA INTERNATIONAL, INC.
filed 2014-10-27
CIK 1053706

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2014
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 23, 2014
Common Stock, no par value per share	9,529,418 shares

CRA International, Inc.

INDEX

PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements	3
	Condensed Consolidated Income Statements (unaudited)—Quarters Ended September 27, 2014 and September 28, 2013 and the Fiscal Year-to-Date Periods Ended September 27, 2014 and September 28, 2013	3
	Condensed Consolidated Comprehensive Income Statements (unaudited)—Quarters Ended September 27, 2014 and September 28, 2013 and the Fiscal Year-to-Date Periods Ended September 27, 2014 and September 28, 2013	4
	Condensed Consolidated Balance Sheets (unaudited)—September 27, 2014 and December 28, 2013	5
	Condensed Consolidated Statements of Cash Flows (unaudited)—Fiscal Year-to-Date Periods Ended September 27, 2014 and September 28, 2013	6
	Condensed Consolidated Statement of Shareholders' Equity (unaudited)—Fiscal Year-to-Date Period Ended September 27, 2014	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	25
ITEM 4.	Controls and Procedures	26
PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	27
ITEM 1A.	Risk Factors	27
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
ITEM 3.	Defaults Upon Senior Securities	37
ITEM 4.	Mine Safety Disclosures	37
ITEM 5.	Other Information	37
ITEM 6.	Exhibits	38
Signatures		39

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

CRA International, Inc.

Condensed Consolidated Income Statements (unaudited)

(In thousands, except per share data)

	Quarter Ended		Fiscal Year to Date Period Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Revenues	$73,483	$74,427	$227,912	$202,760
Costs of services	49,417	50,577	153,952	137,634

Gross profit	24,066	23,850	73,960	65,126
Selling, general and administrative expenses	16,674	16,096	51,297	47,276
Depreciation and amortization	1,597	1,640	4,746	4,792

Income from operations	5,795	6,114	17,917	13,058
Interest income	29	39	107	121
Interest expense	(162)	(183)	(453)	(425)
Other expense, net	(87)	(18)	(278)	(57)

Income before provision for income taxes	5,575	5,952	17,293	12,697
Provision for income taxes	(2,386)	(2,619)	(7,629)	(5,178)

Net income	3,189	3,333	9,664	7,519
Net (income) loss attributable to noncontrolling interest, net of tax	35	(63)	158	129

Net income attributable to CRA International, Inc.	$3,224	$3,270	$9,822	$7,648

Net income per share attributable to CRA International, Inc.:
Basic	$0.33	$0.32	$0.99	$0.76

Diluted	$0.33	$0.32	$0.98	$0.75

Weighted average number of shares outstanding:
Basic	9,729	10,093	9,892	10,088

Diluted	9,919	10,192	10,018	10,180

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Comprehensive Income Statements (unaudited)

(In thousands)

	Quarter Ended		Fiscal Year to Date Period Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net income	$3,189	$3,333	$9,664	$7,519
Other comprehensive income:
Foreign currency translation adjustments	(2,116)	1,605	(1,247)	276

Comprehensive income	1,073	4,938	8,417	7,795
Less: comprehensive (income) loss attributable to noncontrolling interest	35	(63)	158	129

Comprehensive income attributable to CRA International, Inc.	$1,108	$4,875	$8,575	$7,924

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except share data)

	September 27, 2014	December 28, 2013
Assets
Current assets:
Cash and cash equivalents	$44,684	$51,251
Accounts receivable, net of allowances of $4,777 at September 27, 2014 and $7,210 at December 28, 2013	52,139	57,856
Unbilled services	28,559	24,275
Prepaid expenses and other current assets	14,096	11,775
Deferred income taxes	17,559	17,806

Total current assets	157,037	162,963
Property and equipment, net	15,180	15,655
Goodwill	83,125	81,573
Intangible assets, net of accumulated amortization of $9,406 at September 27, 2014 and $8,392 at December 28, 2013	4,886	4,537
Deferred income taxes, net of current portion	147	955
Other assets	47,257	54,621

Total assets	$307,632	$320,304

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$11,793	$13,766
Accrued expenses	56,545	65,657
Deferred revenue and other liabilities	4,823	6,098
Deferred income taxes	82	—
Current portion of deferred rent	1,997	2,322
Current portion of deferred compensation	167	117

Total current liabilities	75,407	87,960
Notes payable	981	1,007
Deferred rent and facility-related non-current liabilities	2,246	3,669
Deferred compensation and other non-current liabilities	2,647	1,446
Deferred income taxes, net of current portion	1,840	1,585
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 9,580,508 shares and 10,048,611 shares issued and outstanding at September 27, 2014 and December 28, 2013, respectively	84,694	93,242
Retained earnings	143,802	133,980
Accumulated other comprehensive loss	(4,671)	(3,424)

Total CRA International, Inc. shareholders' equity	223,825	223,798
Noncontrolling interest	686	839

Total shareholders' equity	224,511	224,637

Total liabilities and shareholders' equity	$307,632	$320,304

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Fiscal Year to Date Period Ended
	September 27, 2014	September 28, 2013
Operating activities:
Net income	$9,664	$7,519
Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of effect of acquired businesses:
Depreciation and amortization	4,748	4,853
Loss on disposal of property and equipment	9	—
Deferred rent	(1,739)	(1,594)
Deferred income taxes	967	357
Share-based compensation expense	4,123	2,153
Excess tax benefits from share-based compensation	—	(5)
Accounts receivable allowances	(2,655)	(328)
Changes in operating assets and liabilities:
Accounts receivable	8,515	(1,210)
Unbilled services	(4,037)	(8,710)
Prepaid expenses and other assets	(302)	(18,336)
Accounts payable, accrued expenses, and other liabilities	(8,541)	(1,840)

Net cash provided by (used in) operating activities	10,752	(17,141)
Investing activities:
Consideration relating to acquisitions, net	(1,537)	(15,591)
Purchase of property and equipment	(3,175)	(2,497)
Collections on notes receivable	114	14

Net cash used in investing activities	(4,598)	(18,074)
Financing activities:
Issuance of common stock, principally stock option exercises	—	207
Borrowings under line of credit	—	17,320
Repayments under line of credit	—	(17,320)
Payments on notes payable	(26)	(700)
Payments of debt issuance costs	—	(1,039)
Tax withholding payment reimbursed by restricted shares	(159)	(227)
Excess tax benefits from share-based compensation	—	5
Repurchase of common stock	(11,927)	(631)

Net cash used in financing activities	(12,112)	(2,385)
Effect of foreign exchange rates on cash and cash equivalents	(609)	51

Net decrease in cash and cash equivalents	(6,567)	(37,549)
Cash and cash equivalents at beginning of period	51,251	55,451

Cash and cash equivalents at end of period	$44,684	$17,902

Noncash investing and financing activities:
Issuance of common stock for acquired business	$427	$—

Supplemental cash flow information:
Cash paid for income taxes	$12,608	$1,337

Cash paid for interest	$287	$222

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statement of Shareholders' Equity (unaudited)

(In thousands, except share data)

	Common Stock				CRA International, Inc. Shareholders' Equity
				Accumulated Other Comprehensive Loss
	Shares Issued	Amount	Retained Earnings			Noncontrolling Interest	Total Shareholders' Equity
BALANCE AT DECEMBER 28, 2013	10,048,611	$93,242	$133,980	$(3,424)	$223,798	$839	$224,637
Net income (loss)	—	—	9,822	—	9,822	(158)	9,664
Foreign currency translation adjustment	—	—	—	(1,247)	(1,247)	—	(1,247)
Issuance of common stock	22,520	427	—	—	427	—	427
Share-based compensation expense for employees	—	3,958	—	—	3,958	—	3,958
Share-based compensation expense for non-employees	—	165	—	—	165	—	165
Restricted share vesting	48,128	—	—	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(7,057)	(159)	—	—	(159)	—	(159)
Tax deficit on stock options and restricted shares vesting	—	(239)	—	—	(239)	—	(239)
Shares repurchased	(531,694)	(12,700)	—	—	(12,700)	—	(12,700)
Equity transactions of noncontrolling interest	—	—	—	—	—	5	5

BALANCE AT SEPTEMBER 27, 2014	9,580,508	$84,694	$143,802	$(4,671)	$223,825	$686	$224,511

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

2. Unaudited Interim Condensed Consolidated Financial Statements and Estimates

        The following financial statements included in this report are unaudited: the condensed consolidated income statements for the fiscal quarters and year-to-date periods ended September 27, 2014 and September 28, 2013, the condensed consolidated comprehensive income statements for the fiscal quarters and year-to-date periods ended September 27, 2014 and September 28, 2013, the condensed consolidated balance sheet as of September 27, 2014, the condensed consolidated statements of cash flows for the fiscal year-to-date periods ended September 27, 2014 and September 28, 2013, and the condensed consolidated statement of shareholders' equity for the fiscal year-to-date period ended September 27, 2014. In the opinion of management, these statements include all adjustments necessary for a fair presentation of CRA's consolidated financial position, results of operations, and cash flows. The condensed consolidated balance sheet as of December 28, 2013 included in this report was derived from audited consolidated financial statements included in the Company's annual report on Form 10-K that was filed on March 13, 2014.

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

        The condensed consolidated statement of cash flows for the fiscal year-to-date period ended September 28, 2013 has been adjusted to properly present payments of debt issuance costs, which were previously presented in cash used in operating activities and have been reclassified to cash used in financing activities. This revision is not material to CRA's consolidated financial statements taken as a whole.

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

4. Recent Accounting Standards

Accounting for Share-Based Payments

        In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force) ("ASU 2014-12"). ASU 2014-12 clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent on the entity's satisfaction of a performance target until it becomes probable that the performance target will be met. There are no new disclosures required under ASU 2014-12. ASU 2014-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. CRA believes that the adoption of ASU 2014-12 will not have a material impact on its financial position, results of operations, cash flows, or disclosures.

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

5. Cash and Cash Equivalents

        Cash equivalents consist principally of money market funds and commercial paper, with maturities of three months or less when purchased. As of September 27, 2014, a substantial portion of the Company's cash accounts was concentrated at a single financial institution, which potentially exposes the Company to credit risks. The financial institution has a short-term credit rating of A-2 by Standard & Poor's ratings services. The Company has not experienced any losses related to such accounts, and the Company does not believe that there is significant risk of non-performance by the financial institution. The Company's cash on deposit at this financial institution is fully liquid, and the Company continually monitors the credit ratings of this financial institution.

6. Fair Value Measurements

        Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 measurement), then priority to quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market (Level 2 measurement), then the lowest priority to unobservable inputs (Level 3 measurement).

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Fair Value Measurements (Continued)

        The following table shows CRA's assets as of September 27, 2014 and December 28, 2013 that are measured and recorded in the financial statements at fair value on a recurring basis (in thousands):

	September 27, 2014
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Unobservable Inputs
	Level 1	Level 2	Level 3
Money market funds	$20,037	$—	$—
Commercial paper	—	4,999	—

	December 28, 2013
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Unobservable Inputs
	Level 1	Level 2	Level 3
Money market funds	$21,034	$—	$—
Commercial paper	—	9,000	—

        The fair values of the Company's money market funds are based on quotes received from third-party banks. The fair value of commercial paper is based on broker quotes that utilize observable market inputs. The carrying amounts of the Company's instruments classified as cash equivalents are stated at amortized cost, which approximates fair value because of their short-term maturity.

7. Prepaid Expenses and Other Current Assets, and Other Assets

        Prepaid expenses and other current assets consist of the following (in thousands):

	September 27, 2014	December 28, 2013
Term loans to employees	$1,664	$1,764
Other	12,432	10,011

Total	$14,096	$11,775

        Other assets consist of the following (in thousands):

	September 27, 2014	December 28, 2013
Forgivable loans to employees and non-employee experts	$44,624	$51,083
Other	2,633	3,538

Total	$47,257	$54,621

        In order to attract and retain highly skilled professionals, CRA may issue forgivable loans or term loans to employees and non-employee experts which are classified in "prepaid expenses and other current assets" and "other assets" within the accompanying balance sheets as of September 27, 2014 and December 28, 2013. A portion of the term loans are collateralized. The forgivable loans have terms that are generally between three and eight years. The principal amount of forgivable loans and accrued

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Prepaid Expenses and Other Current Assets, and Other Assets (Continued)

interest is forgiven by CRA over the term of the loans, so long as the employee or non-employee expert continues employment or affiliation with CRA and complies with certain contractual requirements. The expense associated with the forgiveness of the principal amount of the loans is recorded as compensation expense over the service period, which is consistent with the term of the loans. During the fiscal year-to-date period ended September 27, 2014, CRA issued approximately $10.2 million in forgivable loans to employees and non-employee experts for future service.

8. Goodwill

        In accordance ASC Topic 350, Intangibles—Goodwill and Other, goodwill is not subject to amortization, but is monitored at least annually for impairment, or more frequently, as necessary, if events or circumstances exist that would more likely than not reduce the fair value of the reporting unit below its carrying amount. For CRA's goodwill impairment analysis, CRA operates under one reporting unit. Under ASC Topic 350, in performing the first step of the goodwill impairment testing and measurement process, CRA compares its entity-wide estimated fair value to its net book value to identify potential impairment. Management estimates the entity-wide fair value utilizing CRA's market capitalization, plus an appropriate control premium. Market capitalization is determined by multiplying the shares outstanding on the test date by the market price of CRA's common stock on that date. CRA has utilized a control premium that considers appropriate industry, market and other pertinent factors, including indications of such premiums from data on recent acquisition transactions. If the fair value of CRA is less than its net book value, the second step is performed to determine if goodwill is impaired. If CRA determines through the impairment evaluation process that goodwill has been impaired, an impairment charge would be recorded in its consolidated income statements.

        There were no impairment losses related to goodwill during each of the fiscal year-to-date periods ended September 27, 2014 and September 28, 2013, respectively, as there were no events or circumstances that would more likely than not reduce CRA's fair value below its carrying amount.

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

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8. Goodwill (Continued)

        The changes in the carrying amount of goodwill during the fiscal year-to-date period ended September 27, 2014, are as follows (in thousands):

	Goodwill, gross	Accumulated impairment losses	Goodwill, net
Balance at December 28, 2013	$153,466	$(71,893)	$81,573
Goodwill adjustments related to acquisitions	1,809	—	1,809
Effect of foreign currency translation	(257)	—	(257)

Balance at September 27, 2014	$155,018	$(71,893)	$83,125

        The changes in the carrying amount of goodwill during the fiscal year-to-date period ended September 28, 2013, are as follows (in thousands):

	Goodwill, gross	Accumulated impairment losses	Goodwill, net
Balance at December 29, 2012	$142,658	$(71,893)	$70,765
Goodwill adjustments related to acquisition	5,358	—	5,358
Goodwill adjustments related to NeuCo	(63)	—	(63)
Effect of foreign currency translation	(34)	—	(34)

Balance at September 28, 2013	$147,919	$(71,893)	$76,026

9. Accrued Expenses

        Accrued expenses consist of the following (in thousands):

	September 27, 2014	December 28, 2013
Compensation and related expenses	$50,414	$51,960
Forgivable loans to employees	—	4,966
Income taxes payable	740	3,503
Other	5,391	5,228

Total	$56,545	$65,657

        As of September 27, 2014 and December 28, 2013, approximately $37.6 million and $40.0 million of accrued bonuses were included above in "Compensation and related expenses".

10. Credit Agreement

        As of September 27, 2014, CRA is party to a credit agreement that provides CRA with a $125.0 million revolving credit facility and a $15 million sublimit for the issuance of letters of credit. CRA may use the proceeds of the revolving credit facility for working capital and other general corporate purposes. CRA may repay any borrowings under the revolving credit facility at any time, but

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

10. Credit Agreement (Continued)

no later than April 24, 2018. There was no amount outstanding under this revolving line of credit as of September 27, 2014.

        As of September 27, 2014, the amount available under this revolving line of credit was reduced by certain letters of credit outstanding, which amounted to $1.3 million. Borrowings under the revolving credit facility bear interest at a rate per annum of either (i) the adjusted base rate, as defined in the credit agreement, plus an applicable margin, which varies between 0.50% and 1.50% depending on CRA's total leverage ratio as determined under the credit agreement, or (ii) the adjusted eurocurrency rate, as defined in the credit agreement, plus an applicable margin, which varies between 1.50% and 2.50% depending on CRA's total leverage ratio. CRA is required to pay a fee on the unused portion of the revolving credit facility at a rate per annum that varies between 0.25% and 0.375% depending on its total leverage ratio. Borrowings under the credit facility are secured by 100% of the stock of certain of CRA's U.S. subsidiaries and 65% of the stock of certain of its foreign subsidiaries, which represent approximately $6.8 million in net assets as of September 27, 2014.

        Under the credit agreement, CRA must comply with various financial and non-financial covenants. Compliance with these financial covenants is tested on a fiscal quarterly basis. Any indebtedness outstanding under the credit facility may become immediately due and payable upon the occurrence of stated events of default, including CRA's failure to pay principal, interest or fees or a violation of any financial covenant. The financial covenants require CRA to maintain a consolidated interest expense to adjusted consolidated EBITDA ratio of more than 2.5 to 1.0 and to comply with a consolidated debt to adjusted consolidated EBITDA ratio of not more than 3.0 to 1.0. The non-financial covenant restrictions of the senior credit agreement include, but are not limited to, CRA's ability to incur additional indebtedness, engage in acquisitions or dispositions, and enter into business combinations. As of September 27, 2014, CRA was in compliance with the covenants of its credit agreement.

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

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

11. Revenue Recognition (Continued)

        Revenues also include reimbursable expenses, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. Reimbursable expenses are as follows (in thousands):

	Quarter Ended		Fiscal Year to Date Period Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Reimbursable expenses	$8,683	$9,521	$26,369	$26,929

        CRA collects goods and services and value added taxes from customers and records these amounts on a net basis, which is within the scope of ASC Topic 605-45, Principal Agent Considerations.

12. Net Income per Share

        Basic net income per share represents net income divided by the weighted average shares of common stock outstanding during the period. Diluted net income per share represents net income divided by the weighted average shares of common stock and common stock equivalents, if applicable, outstanding during the period. Common stock equivalents arise from stock options and unvested shares of restricted stock, using the treasury stock method. Under the treasury stock method, the amount CRA would receive on the exercise of stock options and the vesting of shares of restricted stock, the amount of compensation cost for future service that CRA has not yet recognized, and the amount of tax benefits that would be recorded in common stock when these stock options and shares of restricted stock become deductible, are assumed to be used to repurchase shares at the average share price over the applicable fiscal period, and these repurchased shares are netted against the shares underlying these stock options and these unvested shares of restricted stock. CRA's unvested shares of restricted stock that contain rights to receive non-forfeitable dividends are considered participating securities, but net earnings available to these participating securities were not significant for the third quarter and fiscal year-to-date period ended September 27, 2014. A reconciliation of basic to diluted weighted average shares of common stock outstanding is as follows (in thousands):

	Quarter Ended		Fiscal Year to Date Period Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Basic weighted average shares outstanding	9,729	10,093	9,892	10,088
Common stock equivalents:
Stock options and restricted shares	190	99	126	92

Diluted weighted average shares outstanding	9,919	10,192	10,018	10,180

        For the fiscal quarter and fiscal year-to-date period ended September 27, 2014, the anti-dilutive share-based awards that were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding amounted to 319,564 and 831,975 shares, respectively. For the fiscal quarter and fiscal year-to-date period ended September 28, 2013, the anti-dilutive share-based awards that were excluded from the calculation of common stock equivalents

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

12. Net Income per Share (Continued)

for purposes of computing diluted weighted average shares outstanding amounted to 1,048,432 and 1,085,432 shares, respectively. These share-based awards were antidilutive because their exercise price exceeded the average market price for the applicable period.

        On August 10, 2012 and February 13, 2014, the Board of Directors authorized the repurchase of up to $5.0 million and $15.0 million, respectively, of CRA's common stock. During the third quarter and fiscal year-to-date period ended September 28, 2013, CRA repurchased and retired 33,775 shares under these share repurchase programs at an average price per share of $18.70. During the third quarter of fiscal 2014, CRA repurchased and retired 279,094 shares under these share repurchase programs at an average price per share of $25.73. During the fiscal year-to-date period ended September 27, 2014, CRA repurchased and retired 531,694 shares under these share repurchase programs at an average price per share of $23.91. There was approximately $3.7 million available for future repurchases under these programs as of September 27, 2014.

        On October 23, 2014, CRA announced that its Board of Directors approved a share repurchase program of up to $30 million of CRA's common stock, in addition to the share repurchase programs discussed above.

        CRA may repurchase shares under any of these programs in open market purchases (including through any Rule 10b5-1 plan adopted by CRA) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. CRA records the retirement of its repurchased shares as a reduction to common stock.

13. Income Taxes

        CRA's effective income tax rates were 42.8% and 44.0% for the third quarters of fiscal 2014 and fiscal 2013, respectively. The effective tax rate in the third quarter of fiscal 2014 was higher than CRA's combined Federal and state statutory tax rate primarily due to certain unfavorable tax adjustments, offset partially by a favorable geographical mix of earnings. The effective tax rate for the third quarter of fiscal 2013 was higher than the Company's combined Federal and state statutory tax rate primarily due to losses in foreign jurisdictions that provided no tax benefit.

        CRA's effective income tax rates were 44.1% and 40.8% for the fiscal year-to-date periods ended September 27, 2014 and September 28, 2013, respectively. The effective tax rate for the fiscal year-to-date period ended September 27, 2014 was higher than CRA's combined Federal and state statutory tax rate primarily due to the approximately $0.8 million non-cash tax expense recorded in the second quarter of fiscal 2014 to correct an immaterial error in CRA's previously issued consolidated financial statements, partially offset by certain favorable tax adjustments that were treated as discrete items in the first half of fiscal 2014. The effective tax rate for the fiscal year-to-date period ended September 28, 2013 was lower than the Company's combined Federal and state statutory tax rate primarily due to the favorable settlement of a tax matter in the first quarter of fiscal 2013, partially offset by a discrete tax adjustment of $0.3 million recorded in the second quarter of fiscal 2013 and the effect of losses in foreign jurisdictions that provided no tax benefit in the fiscal year-to-date period ended September 28, 2013.

        CRA has not provided for deferred income taxes or foreign withholding taxes on undistributed earnings from its foreign subsidiaries as of September 27, 2014, because such earnings are considered

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

13. Income Taxes (Continued)

to be indefinitely reinvested. CRA does not rely on these unremitted earnings as a source of funds for its domestic business as CRA expects to have sufficient cash flow and availability from its cash generated from operations and amounts available under its bank line of credit to fund its U.S. operational and strategic needs. If CRA were to repatriate its foreign earnings that are indefinitely reinvested, it would incur minimal additional tax expense.

14. Restructuring Charges

        The Company did not incur any restructuring charges during the quarter or fiscal year-to-date period ended September 27, 2014. The restructuring reserve balance was as follows as of September 27, 2014 (in thousands):

Office Vacancies
Balance at December 28, 2013	$1,170
Amounts paid, net of amounts received, during the fiscal year-to-date period ended September 27, 2014	(549)
Adjustments and foreign currency translation during the fiscal year-to-date period ended September 27, 2014	20

Balance at September 27, 2014	$641

        On the accompanying balance sheet as of September 27, 2014, the reserve balance of $0.6 million was classified principally in "current portion of deferred rent".

        The Company did not incur any restructuring charges during the quarter or fiscal year-to-date period ended September 28, 2013. The restructuring reserve balance was as follows as of September 28, 2013 (in thousands):

	Facility-Related Costs	Employee Workforce Reduction	Total Restructuring
Balance at December 29, 2012	$2,106	$873	$2,979
Amounts paid during the fiscal year-to-date period ended September 28, 2013	(689)	(729)	(1,418)
Adjustments and effect of foreign currency translation during the fiscal year-to-date period ended September 28, 2013	(177)	(144)	(321)

Balance at September 28, 2013	$1,240	$—	$1,240

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

        The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. ("U.S. GAAP"). The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets and liabilities, as well as the related disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates in these condensed consolidated financial statements include, but are not limited to, accounts receivable allowances, revenue recognition on fixed price contracts, depreciation of property and equipment, share-based compensation, valuation of acquired intangible assets, impairment of long-lived assets, goodwill, accrued and deferred income taxes, valuation allowances on deferred tax assets, accrued compensation, accrued exit costs, and other accrued expenses. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if our assumptions based on past experience or our other assumptions do not turn out to be substantially accurate.

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

  •
  Share-based compensation expense

  •
  Valuation of goodwill and other intangible assets

  •
  Accounting for income taxes

        We did not adopt any changes in the fiscal year-to-date period ended September 27, 2014 that had a material effect on these critical accounting policies nor did we make any changes to our accounting policies in the fiscal year-to-date period ended September 27, 2014 that changed these critical accounting policies.

Recent Accounting Standards

        See Note 4 to our condensed consolidated financial statements included in this quarterly report on Form 10-Q for a discussion of recent accounting standards.

Results of Operations—For the Quarter and Fiscal Year-to-Date Period Ended September 27, 2014, Compared to the Quarter and Fiscal Year-to-Date Period Ended September 28, 2013

        The following table provides operating information as a percentage of revenues for the periods indicated:

	Quarter Ended		Fiscal Year to Date Period Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Revenues	100.0%	100.0%	100.0%	100.0%
Costs of services	67.2	68.0	67.5	67.9

Gross profit	32.8	32.0	32.5	32.1
Selling, general and administrative expenses	22.7	21.6	22.5	23.3
Depreciation and amortization	2.2	2.2	2.1	2.4

Income from operations	7.9	8.2	7.9	6.4
Interest income	0.0	0.1	0.0	0.1
Interest expense	(0.2)	(0.2)	(0.2)	(0.2)
Other expense, net	(0.1)	(0.0)	(0.1)	(0.0)

Income before provision for income taxes	7.6	8.0	7.6	6.3
Provision for income taxes	(3.2)	(3.5)	(3.3)	(2.6)

Net income	4.3	4.5	4.2	3.7
Net (income) loss attributable to noncontrolling interest, net of tax	0.0	(0.1)	0.1	0.1

Net income attributable to CRA International, Inc.	4.4%	4.4%	4.3%	3.8%

Quarter Ended September 27, 2014 Compared to the Quarter Ended September 28, 2013

        Revenues.    Revenues decreased by $0.9 million, or 1.3%, to $73.5 million for the third quarter of fiscal 2014 from $74.4 million for the third quarter of fiscal 2013.

        Despite the decrease in revenue in the third quarter of fiscal 2014 as compared with the strong performance in the third quarter of fiscal 2013, we experienced solid revenue performance in our litigation, regulatory, and financial consulting business and our management consulting business, building upon the continued momentum from the strong performance in the latter part of fiscal 2013 that continued into the fiscal year-to-date period ended September 27, 2014. Our utilization decreased to 75% for the third quarter of fiscal 2014 from 78% for the third quarter of fiscal 2013. Further contributing to the decrease in revenue was a decrease in client reimbursable expenses, which are pass-through expenses that carry little to no margin, and the $0.2 million decrease in revenue from NeuCo in the third quarter of fiscal 2014 as compared with the third quarter of fiscal 2013.

        Overall, revenues outside of the U.S. represented approximately 22% of total revenues for the third quarter of fiscal 2014, compared with approximately 19% of total revenues for the third quarter of fiscal 2013. Revenues derived from fixed-price engagements were 12% of total revenues for the third quarter of fiscal 2014 and the third quarter of fiscal 2013. This percentage depends largely on the relative proportion of our revenues derived from our management consulting business, as the management consulting business typically has a higher concentration of fixed-price service contracts.

        Costs of Services.    Costs of services decreased by $1.2 million, or 2.3%, to $49.4 million for the third quarter of fiscal 2014 from $50.6 million for the third quarter of fiscal 2013. The decrease in costs of services was due primarily to a decrease in incentive compensation expense for our employee consultants as a result of our decreased revenues in the third quarter of fiscal 2014 as compared to the third quarter of fiscal 2013 and a decrease in client reimbursable expenses of $0.8 million.

        As a percentage of revenues, costs of services decreased to 67.2% for the third quarter of fiscal 2014 from 68.0% for the third quarter of fiscal 2013 due primarily to the decrease in client reimbursable expenses outpacing the decrease in revenues in the third quarter of fiscal 2014 as compared with the third quarter of fiscal 2013.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by $0.6 million, or 3.6%, to $16.7 million for the third quarter of fiscal 2014 from $16.1 million for the third quarter of fiscal 2013. The primary contributors to this increase were increased professional fees, primarily driven by recruiting expenses incurred in connection with the recruitment of senior level revenue generators, travel costs associated with business development activities, and increased rent and office operating expenses, offset partially by decreased compensation expense and commissions to our nonemployee experts for the third quarter of fiscal 2014 as compared to the third quarter of fiscal 2013.

        As a percentage of revenues, selling, general and administrative expenses increased to 22.7% for the third quarter of fiscal 2014 from 21.6% for the third quarter of fiscal 2013 due primarily to the increase in selling, general, and administrative expenses and the decrease in revenues in the third quarter of fiscal 2014 as compared with the third quarter of fiscal 2013. The increase in selling, general and administrative expenses as a percentage of revenue was partially offset by decreased commissions to non-employee experts. Those commissions represented 2.9% of revenue in the third quarter of fiscal 2014 compared with 3.2% of revenue in the third quarter of fiscal 2013.

        Other Expense, Net.    Other expense, net increased by $69,000 to $87,000 for the third quarter of fiscal 2014 from $18,000 for the third quarter of fiscal 2013. Other expense, net consists primarily of foreign currency exchange transaction gains and losses. The multi-currency credit facility we entered into on April 24, 2013 allows us to minimize such foreign exchange exposures. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies including the Euro and the British Pound.

        Provision for Income Taxes.    The income tax provision was $2.4 million and the effective tax rate was 42.8% for the third quarter of fiscal 2014 compared to a tax provision of $2.6 million and an effective tax rate of 44.0% for the third quarter of fiscal 2013. The effective tax rate in the third quarter of fiscal 2014 was higher than our combined Federal and state statutory tax rate primarily due to certain unfavorable tax adjustments, offset partially by a favorable geographical mix of earnings. The effective tax rate in the third quarter of fiscal 2013 was higher than our combined Federal and state statutory tax rate primarily due to losses in foreign jurisdictions that provided no tax benefit.

        Net Income Attributable to Noncontrolling Interest, Net of Tax.    Our ownership interest in NeuCo constitutes control under U.S. GAAP. As a result, NeuCo's financial results are consolidated with ours, and allocations of the noncontrolling interest's share of NeuCo's net income result in deductions to our net income, while allocations of the noncontrolling interest's share of NeuCo's net loss result in additions to our net income. The results of operations of NeuCo allocable to its other owners was a net loss of $35,000 for the third quarter of fiscal 2014 and net income of $63,000 for the third quarter of fiscal 2013.

        Net Income Attributable to CRA International, Inc.    Net income attributable to CRA International, Inc. decreased by $46,000 to net income of $3.2 million for the third quarter of fiscal 2014 from net income of $3.3 million for the third quarter of fiscal 2013. The diluted net income per share was $0.33 per share for the third quarter of fiscal 2014, compared to diluted net income per share of $0.32 for the third quarter of fiscal 2013. Diluted weighted average shares outstanding decreased by approximately 273,000 shares to approximately 9,919,000 shares for the third quarter of fiscal 2014 from approximately 10,192,000 shares for the third quarter of fiscal 2013. The decrease in weighted average shares outstanding was primarily due to repurchases of common stock since the third quarter of fiscal 2013, partially offset by shares of restricted stock that have vested or that have been issued since the third quarter of fiscal 2013.

Fiscal Year-to-Date Period Ended September 27, 2014 Compared to the Fiscal Year-to-Date Period Ended September 28, 2013

        Revenues.    Revenues increased by $25.2 million, or 12.4%, to $227.9 million for the fiscal year-to-date period ended September 27, 2014 as compared with $202.8 million for the fiscal year-to-date period ended September 28, 2013. Our revenue increase was due primarily to the momentum from the strong performance in the latter part of fiscal 2013 that continued into the fiscal year-to-date period ended September 27, 2014, compared to a slow start in the first half of fiscal 2013. Revenue increased in our litigation, regulatory, and financial consulting business and management consulting business, reflecting organic growth and increasing contributions from the new senior-level hires we welcomed to CRA during the first quarter of fiscal 2013. Utilization increased to 77% for the fiscal year-to-date period ended September 27, 2014 from 70% for the fiscal year-to-date period ended September 28, 2013. Partially offsetting this increase in revenues was the decrease in client reimbursable expenses, which are pass-through expenses that carry little to no margin, in the fiscal year-to-date period ended September 27, 2014 as compared to the fiscal year-to-date period ended September 28, 2013.

        Overall, revenues outside of the U.S. represented approximately 23% of total revenues for the fiscal year-to-date period ended September 27, 2014, compared with approximately 21% of total revenues for the fiscal year- to-date period ended September 28, 2013. Revenues derived from fixed-price engagements increased to 14% of total revenues for the fiscal year- to-date period ended September 27, 2014 compared with 13% for the fiscal year-to-date period ended September 28, 2013. These percentages depend largely on the relative proportion of our revenues derived from our management consulting business, as the management consulting business typically has a higher concentration of fixed-price service contracts.

        Costs of Services.    Costs of services increased by $16.3 million, or 11.9%, to $154.0 million for the fiscal year-to-date period ended September 27, 2014 from $137.6 million for the fiscal year-to-date period ended September 28, 2013. The increase in costs of services was due primarily to an increase in compensation expense for our employee consultants, principally as a result of an increase in profitability, partially offset by the decrease of $0.6 million in client reimbursable expenses for the fiscal year-to-date period ended September 27, 2014 as compared to the fiscal year-to-date period ended September 28, 2013. As a percentage of revenues, costs of services decreased to 67.5% for the fiscal year-to-date period ended September 27, 2014 from 67.9% for fiscal year-to-date period ended

September 28, 2013 due primarily to the increase in revenues outpacing the increases in costs of services in the fiscal year-to-date period ended September 27, 2014 as compared with the fiscal year-to-date period ended September 28, 2013.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by $4.0 million, or 8.5%, to $51.3 million for the fiscal year-to-date period ended September 27, 2014 from $47.3 million for the fiscal year-to-date period ended September 28, 2013. The primary contributors to this increase were increased compensation expense, rent and office operating expenses, professional fees, and commissions to our non-employee experts in the fiscal year-to-date period ended September 27, 2014 as compared with the fiscal year-to-date period ended September 28, 2013.

        As a percentage of revenues, selling, general and administrative expenses decreased to 22.5% for the fiscal year-to-date period ended September 27, 2014 from 23.3% for the fiscal year-to-date period ended September 28, 2013 due primarily to the increase in revenues outpacing the increased selling, general and administrative expenses in the fiscal year-to-date period ended September 27, 2014 as compared with the fiscal year-to-date period ended September 28, 2013. Commissions to our nonemployee experts decreased to 3.1% of revenues for the fiscal year-to-date period ended September 27, 2014 as compared with 3.2% of revenues for the fiscal year-to-date period ended September 28, 2013.

        Other Expense Net.    Other expense, net increased by $221,000 to $278,000 for the fiscal year-to-date period ended September 27, 2014, as compared to $57,000 for the fiscal year to date period ended September 28, 2013. Other expense, net consists primarily of foreign currency exchange transaction gains and losses. The multi-currency credit facility we entered into on April 24, 2013 allows us to minimize such foreign exchange exposures. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies including the Euro and the British Pound.

        Provision for Income Taxes.    For the fiscal year-to-date period ended September 27, 2014, our income tax provision was $7.6 million and the effective tax rate was 44.1% compared to $5.2 million and an effective tax rate of 40.8% for the fiscal year-to-date period ended September 28, 2013. The effective tax rate for the fiscal year-to-date period ended September 27, 2014 was higher than our combined Federal and state statutory tax rate primarily due to a non-cash tax expense recorded in the second quarter of fiscal 2014 to correct an immaterial error in our previously issued consolidated financial statements, partially offset by certain favorable tax adjustments that were treated as discrete items in the first half of fiscal 2014. The effective tax rate for the fiscal year-to-date period ended September 28, 2013 lower than our combined Federal and state statutory tax rate primarily due to the favorable settlement of a tax matter in the first quarter of fiscal 2013, partially offset by a discrete tax adjustment recorded in the second quarter of fiscal 2013 and the effect of losses in foreign jurisdictions that provided no tax benefit.

        Net Income Attributable to CRA International, Inc.    Net income attributable to CRA International, Inc. increased by $2.2 million to $9.8 million for the fiscal year-to-date period ended September 27, 2014 from $7.6 million for the fiscal year-to-date period ended September 28, 2013. The diluted net income per share was $0.98 per share for the fiscal year-to-date period ended September 27, 2014, compared to $0.75 per share for the fiscal year-to-date period ended September 28, 2013. Diluted weighted average shares outstanding decreased by approximately 162,000 shares to approximately 10,018,000 shares for the fiscal year-to-date period ended September 27, 2014 from approximately 10,180,000 shares for the fiscal year-to-date period ended September 28, 2013. The decrease in weighted average shares outstanding was primarily due to repurchases of common stock, offset in part by an increase as a result of shares of restricted stock that have vested or that have been issued since September 28, 2013.

Liquidity and Capital Resources

  Fiscal Year-to-Date Period Ended September 27, 2014

        We believe that our current cash balances, cash generated from operations, and amounts available under our bank line of credit will be sufficient to meet our anticipated working capital, capital expenditures, and contingent consideration payment requirements for at least the next 12 months.

        General.    In the fiscal year-to-date period ended September 27, 2014, cash and cash equivalents decreased by $6.6 million. We completed the period with cash and cash equivalents of $44.7 million and working capital (defined as current assets less current liabilities) of $81.6 million. The principal drivers of the reduction in cash were the payment of the majority of our fiscal 2013 performance bonuses in the first quarter of fiscal 2014, the increase in days sales outstanding from 94 days at the end of fiscal 2013 to 98 days at the end of the third quarter of fiscal 2014, and the repurchase and retirement of 531,694 shares of our common stock during the fiscal year-to-date period ended September 27, 2014.

        Of the total cash and cash equivalents of $44.7 million at September 27, 2014, $31.9 million was held within the U.S. The Company has sufficient sources of cash in the U.S. to fund U.S. cash requirements without the need to repatriate any funds.

        As of September 27, 2014, a substantial portion of our cash accounts was concentrated at a single financial institution, which potentially exposes us to credit risks. The financial institution has a short-term credit rating of A-2 by Standard & Poor's ratings services. We have not experienced any losses related to such accounts, and we do not believe that there is significant risk of non-performance by the financial institution. Our cash on deposit at this financial institution is fully liquid, and we continually monitor the credit ratings of such institution. A change in the credit ratings of this financial institution could materially affect our liquidity and working capital.

        Sources and Uses of Cash.    During the fiscal year-to-date period ended September 27, 2014, net cash provided by operations was $10.8 million. Cash provided by operations included net income of $9.7 million, non-cash charges for depreciation and amortization expense of $4.7 million, share-based compensation expense of $4.1 million, and deferred income tax provision of $1.0 million, partially offset by decreased "deferred rent" of $1.7 million. The primary factor in cash provided by operations was the $5.9 million net favorable movement in "accounts receivable" and "accounts receivable allowances", partially offset by the unfavorable movement of $4.0 million in "unbilled services". The primary use of cash during the fiscal year-to-date period ended September 27, 2014 was a decrease in "accounts payable, accrued expenses, and other liabilities" of $8.5 million due primarily to the payment of the majority of our fiscal 2013 performance bonuses during the first quarter of fiscal 2014.

        During the fiscal year-to-date period ended September 27, 2014, net cash used by investing activities was $4.6 million, which included $3.2 million for capital expenditures and $1.5 million of net acquisition consideration payments, offset partially by $0.1 million of collections on notes receivable.

        We used $12.1 million of net cash in financing activities during the fiscal year-to-date period ended September 27, 2014, primarily for repurchases and retirements of our common stock of $11.9 million and the redemption of $0.2 million in vested employee restricted shares for tax withholdings.

  Indebtedness

        As of September 27, 2014, we are party to a credit agreement that provides us with a $125.0 million revolving credit facility and a $15 million sublimit for the issuance of letters of credit. We may use the proceeds of the revolving credit facility to provide working capital and for other general corporate purposes. Generally, we may repay any borrowings under the revolving credit facility at any time, but must repay all borrowings no later than April 24, 2018. There were no amounts outstanding under this revolving line of credit as of September 27, 2014.

        The amount available under this revolving line of credit is reduced by certain letters of credit outstanding, which amounted to $1.3 million as of September 27, 2014.

        Borrowings under the revolving credit facility bear interest at a rate per annum of either (i) the adjusted base rate, as defined in the credit agreement, plus an applicable margin, which varies between 0.50% and 1.50% depending on our total leverage ratio as determined under the credit agreement, or (ii) the adjusted eurocurrency rate, as defined in the credit agreement, plus an applicable margin, which varies between 1.50% and 2.50% depending on our total leverage ratio. We are required to pay a fee on the unused portion of the revolving credit facility at a rate per annum that varies between 0.25% and 0.375% depending on our total leverage ratio. Borrowings under the credit facility are secured by 100% of the stock of certain of our U.S. subsidiaries and 65% of the stock of certain of our foreign subsidiaries, which represent approximately $6.8 million in net assets as of September 27, 2014.

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

  Forgivable Loans and Term Loans

        In order to attract and retain highly skilled professionals, we may issue forgivable loans or term loans to employees and non-employee experts. A portion of the term loans are collateralized. The forgivable loans have terms that are generally between three and eight years. The principal amount of forgivable loans and accrued interest is forgiven by us over the term of the loans, so long as the employee or non-employee expert continues employment or affiliation with us and complies with certain contractual requirements. The expense associated with the forgiveness of the principal amount of the loans is recorded as compensation expense over the service period, which is consistent with the term of the loans. During the fiscal year-to-date period ended September 27, 2014, we issued approximately $10.2 million in forgivable loans to employees and non-employee experts for future service.

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

  Share Repurchases

        On August 10, 2012 and February 13, 2014, our Board of Directors authorized the repurchase of up to $5.0 million and $15.0 million, respectively, of our common stock. During the third quarter of fiscal 2014 and the fiscal year-to-date period ended September 27, 2014, we repurchased and retired 279,094 shares and 531,694 shares of our common stock under these programs at an average price per share of $25.73 and $23.91, respectively. Approximately $3.7 million was available for future repurchases under these programs as of September 27, 2014.

        On October 23, 2014, we announced that our Board of Directors approved a share repurchase program of up to $30 million of our common stock, in addition to the share repurchase programs discussed above.

        We will finance these programs with available cash and cash from future operations. We may repurchase shares under these programs in open market purchases (including through any Rule 10b5-1 plan adopted by CRA) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. We expect to continue to repurchase shares under these programs.

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

Additionally, the multi-currency facility that we entered into on April 24, 2013 helps us reduce such foreign exchange exposures. Holding all other variables constant, fluctuations in foreign exchange rates may impact reported revenues and expenses significantly, based on currency exposures at September 27, 2014. A hypothetical 10% movement in foreign exchange rates would have affected our income before provision for income taxes for the third quarter of fiscal 2014 by approximately $0.2 million. However, actual gains and losses in the future could differ materially from this analysis based on the timing and amount of both foreign currency exchange rate movements and our actual exposure.

        From time to time, we may use derivative instruments to manage the risk of exchange rate fluctuations. However, at September 27, 2014, we had no outstanding derivative instruments. We do not use derivative instruments for trading or speculative purposes.

Interest Rate Risk

        Our investment portfolio consists principally of money market funds and commercial paper, with maturities of three months or less when purchased. A hypothetical change in the interest rate of 10% would not have a material impact to the fair values of these securities at September 27, 2014 primarily due to their short maturity.

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report to provide reasonable assurance that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC's rules and forms. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 27, 2014, due to the material weakness in internal controls over our income tax accounting and reporting for income taxes described in Item 9A of our annual report on Form 10-K for the fiscal year ended December 28, 2013.

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

Evaluation of Changes in Internal Control over Financial Reporting

        Other than with respect to the ongoing remediation of the material weakness in internal controls over our income tax accounting and reporting for income taxes pursuant to the plan described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2013, there were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during the third quarter of fiscal 2014 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Fluctuations in the types of service contracts we enter into may adversely impact revenue and results of operations

        We derive a portion of our revenues from fixed-price contracts. These contracts are more common in our management consulting area, and would likely grow in number with expansion of that area. Fluctuations in the mix between time- and- material contracts, fixed-price contracts and arrangements with fees tied to performance-based criteria may result in fluctuations of revenue and results of operations. In addition, if we fail to estimate accurately the resources required for a fixed-price project or fail to satisfy our contractual obligations in a manner consistent with the project budget, we might generate a smaller profit or incur a loss on the project. On occasion, we have had to commit unanticipated additional resources to complete projects, and we may have to take similar action in the future, which could adversely affect our revenues and results of operations.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        (a)   Not applicable.

        (b)   Not applicable.

        (c)   The following table provides information about our repurchases of shares of our common stock during the fiscal quarter ended September 27, 2014. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the fiscal quarter into three periods of four weeks, four weeks, and five weeks, respectively, to coincide with our reporting periods during the third quarter of fiscal 2014.

 Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
June 29, 2014 to July 26, 2014	38,000	(1)	$24.13 per share	38,000	$9,995,479
July 27, 2014 to August 23, 2014	191,778	(1)(2)	$26.02 per share	191,094	$5,022,523
August 24, 2014 to September 27, 2014	50,000	(1)	$25.83 per share	50,000	$3,731,062

(1)
On August 10, 2012 and February 13, 2014, our Board of Directors authorized the repurchase of up to $5.0 million and $15 million, respectively, of our common stock. During the four weeks ended July 26, 2014, the four weeks ended August 23, 2014, and the five weeks ended September 27, 2014, we repurchased and retired 38,000 shares, 191,094 shares, and 50,000 shares, respectively, under these programs at an average price per share of $24.13, $26.02, and $25.83, respectively. Approximately $3.7 million was available for future repurchases under these programs as of September 27, 2014. On October 23, 2014, we announced that our Board of Directors approved a share repurchase program of up to $30 million of our common stock, in addition to the share repurchase programs discussed above. We expect to continue to repurchase shares under these programs.

(2)
During the four weeks ended August 23, 2014, we accepted 684 shares of our common stock as a tax withholding from certain of our employees, in connection with the vesting of restricted shares that occurred during the indicated period, pursuant to the terms of our 2006 equity incentive plan, at an average price per share of $23.71.

ITEM 3.    Defaults Upon Senior Securities

        None.

ITEM 4.    Mine Safety Disclosures

        None.

ITEM 5.    Other Information

        None.

ITEM 6.    Exhibits

Item No.		Description
31.1		Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2		Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1		Section 1350 certification
101	*
The following financial statements from CRA International, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2014, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Condensed Consolidated Income Statements (unaudited) for the fiscal quarters and the fiscal year- to-date periods ended September 27, 2014 and September 28, 2013, (ii) Condensed Consolidated Comprehensive Income Statements (unaudited) for the fiscal quarters and the fiscal year-to-date periods ended September 27, 2014 and September 28, 2013, (iii) Condensed Consolidated Balance Sheets (unaudited) as at September 27, 2014 and December 28, 2013, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the fiscal year-to-date periods ended September 27, 2014 and September 28, 2013, (v) Condensed Consolidated Statement of Shareholders' Equity (unaudited) for the fiscal year-to-date period ended September 27, 2014, and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

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

CRA INTERNATIONAL, INC.
Date: October 27, 2014	By:	/s/ PAUL A. MALEH Paul A. Maleh President and Chief Executive Officer
Date: October 27, 2014	By:	/s/ WAYNE D. MACKIE Wayne D. Mackie Executive Vice President, Treasurer, and Chief Financial Officer

EXHIBIT INDEX

Item No.		Description
31.1		Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2		Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1		Section 1350 certification
101	*
The following financial statements from CRA International, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2014, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Condensed Consolidated Income Statements (unaudited) for the fiscal quarters and the fiscal year- to-date periods ended September 27, 2014 and September 28, 2013, (ii) Condensed Consolidated Comprehensive Income Statements (unaudited) for the fiscal quarters and the fiscal year-to-date periods ended September 27, 2014 and September 28, 2013, (iii) Condensed Consolidated Balance Sheets (unaudited) as at September 27, 2014 and December 28, 2013, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the fiscal year-to-date periods ended September 27, 2014 and September 28, 2013, (v) Condensed Consolidated Statement of Shareholders' Equity (unaudited) for the fiscal year-to-date period ended September 27, 2014, and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

*
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto shall not be deemed filed for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.