Form 10-K
period 2015-01-03
CRA INTERNATIONAL, INC.
filed 2015-03-17
CIK 1053706

Use these links to rapidly review the document

CRA INTERNATIONAL, INC.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2015

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

         The aggregate market value of the stock held by non-affiliates of the registrant as of June 28, 2014, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing sale price of $23.03 as quoted on the NASDAQ Global Select Market as of the last trading day before that date, was approximately $220.3 million. Outstanding shares of common stock beneficially owned by executive officers and directors of the registrant and certain related entities have been excluded from this computation because these persons may be deemed to be affiliates. The fact that these persons have been deemed affiliates for purposes of this computation should not be considered a conclusive determination for any other purpose.

         As of March 10, 2015, CRA had outstanding 9,205,740 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

         The information required for Part III of this annual report is incorporated by reference from the registrant's definitive proxy statement for the 2015 special meeting in lieu of annual meeting of its shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended January 3, 2015.

CRA INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 3, 2015

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

Fiscal Year

        Our fiscal years periodically contain 53 weeks rather than 52 weeks. Fiscal 2014 was a 53-week year and fiscal 2013 and fiscal 2012 were 52-week years.

Introduction

        We are a leading global consulting firm specializing in providing economic, financial and management consulting services. We advise clients on economic and financial matters pertaining to litigation and regulatory proceedings, and guide corporations through critical business strategy and performance-related issues. Since 1965, we have been engaged by clients for our unique combination of functional expertise and industry knowledge, and for our objective solutions to complex problems. We combine economic and financial analysis with expertise in litigation and regulatory support, business strategy and planning, market and demand forecasting, and policy analysis. We are often retained in high-stakes matters, such as multibillion-dollar mergers and acquisitions, new product introductions, major strategy and capital investment decisions, and complex litigation, the outcomes of which often have significant consequences for the parties involved. These matters often require independent analysis and, as a result, the parties involved must rely on outside experts. Our analytical strength enables us to reach objective, factual conclusions that help clients make important business and policy decisions and resolve critical disputes. Clients turn to us because we can provide highly credentialed and experienced economic and finance experts to address critical, tough assignments, with high-stakes outcomes.

        We offer consulting services in two broad areas: litigation, regulatory, and financial consulting and management consulting. These two areas represented approximately 98% of our consolidated revenues for fiscal 2014. The remaining 2% came from our NeuCo subsidiary. We provide our services primarily through our highly credentialed and experienced staff of employee consultants. As of January 3, 2015 we employed 451 consultants, which consisted of 347 senior staff and 104 junior staff. Approximately three fourths of our senior staff has a doctorate or other advanced degree. Our employee consultants have backgrounds in a wide range of disciplines, including economics, business, corporate finance, materials sciences, accounting, and engineering. We are extremely selective in our hiring of consultants, recruiting from leading universities, industry, and government. Many of our employee consultants are nationally or internationally recognized as experts in their respective fields and have published scholarly articles, lectured extensively, and have been quoted in the press. They combine outstanding intellectual acumen with practical experience and in-depth understanding of industries and markets. To enhance the expertise we provide to our clients, we maintain close working relationships with a select group of renowned academic and industry non-employee experts.

        Our business is diversified across multiple dimensions, including service offerings and vertical industry coverage, as well as areas of functional expertise, client base, and geography. We believe this diversification reduces our dependence on any particular market, industry, or geographic area.

        We provide consulting services to corporate clients and attorneys in a wide range of litigation and regulatory proceedings, providing high-quality research and analysis, expert testimony, and comprehensive support in litigation and regulatory proceedings in all areas of finance, accounting, economics, insurance, and forensic accounting and investigations. We also use our expertise in economics, finance, and business to offer law firms, businesses, and government agencies services related to class certification, damages analysis, expert reports and testimony, regulatory analysis, strategy development, valuation of tangible and intangible assets, risk management, and transaction support. In our management consulting services, we use our expertise in economics, finance, and business analysis to offer our clients such services as strategy development, performance improvement, corporate strategy and portfolio analysis, estimation of market demand, new product pricing strategies, valuation of intellectual property and other assets, assessment of competitors' actions, and analysis of new sources of supply. Our analytical expertise in advanced economic and financial methods is complemented by our in-depth expertise in specific industries, including agriculture; banking and capital markets; chemicals; communications and media; consumer products; energy; entertainment; financial services; health care; insurance; life sciences; manufacturing; metals, mining, and materials; oil and gas; real estate; retail; sports; telecommunications; transportation; and technology.

        We have completed thousands of engagements for clients around the world, including domestic and foreign companies; Federal, state, and local domestic government agencies; governments of foreign countries; public and private utilities; and national and international trade associations. We also work with many of the world's leading law firms. We experience a high level of repeat business.

        We deliver our services through an international network of coordinated offices. Headquartered in Boston, Massachusetts, we have offices throughout North America and Europe.

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

        As a result, companies are increasingly relying on sophisticated economic and financial analysis to solve complex problems and improve decision-making. Economic and financial models provide the tools necessary to analyze a variety of issues confronting businesses, such as interpretation of sales data, effects of price changes, valuation of assets, assessment of competitors' activities, evaluation of new products, and analysis of supply limitations. Governments are also relying, to an increasing extent, on economic and finance theory to measure the effects of anticompetitive activity, evaluate mergers and acquisitions, change regulations, implement auctions to allocate resources, and establish transfer pricing rules. Finally, litigants and law firms are using economic and finance theory to help determine liability and to calculate damages in complex and high-stakes litigation. As the need for complex economic and financial analysis becomes more widespread, companies and governments are turning to outside consulting firms, such as ours, for access to the independent, specialized expertise, experience, and prestige that are not available to them internally. In addition, companies' strategic, organizational, and operational problems have gotten more acute as a result of the economic environment, and companies are relying on management consultants for help in analyzing, addressing, and solving strategic business problems and performance-related issues involving market supply and demand dynamics, supply chain and sourcing, pricing, capital allocation, technology management, portfolio positioning, risk management, merger integration, and improving shareholder value.

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

        Highly Educated, Experienced, and Versatile Consulting Staff.    We believe our most important asset is our base of employee consultants, particularly our senior employee consultants. As of January 3, 2015 we employed 451 consultants, which consisted of 347 senior staff and 104 junior staff. Approximately three-fourths of our senior staff has a doctorate or other advanced degree. Many of these senior employee consultants are nationally or internationally recognized as experts in their respective fields. In addition to their expertise in a particular field, most of our employee consultants are able to apply their skills across numerous practice areas. This flexibility in staffing engagements is critical to our ability to apply our resources as needed to meet the demands of our clients. As a result, we seek to hire consultants who not only have strong analytical skills, but who are also creative, intellectually curious, and driven to develop expertise in new practice areas and industries.

        International Presence.    We deliver our services through an international network of coordinated offices. Headquartered in Boston, Massachusetts, we have offices throughout North America and Europe. Many of our clients are multinational firms with issues that cross international boundaries, and we believe our international presence provides us with an advantage to address complex issues that span countries and continents. Our international presence also gives us access to many of the leading experts around the world on a variety of issues, allowing us to expand our knowledge base and areas of functional expertise.

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

        Integrated Business.    We manage our business on an integrated basis through our international network of offices and areas of functional expertise. Many of our practice areas are represented in several of our offices and are managed across geographic borders. We view these cross-border practices as integral to our success and key to our management approach. Our practices share not only staff but also consulting approaches and marketing strategies. When we acquire companies, our practice is to rapidly integrate systems, procedures, and people into our business model. In addition to sharing our intellectual property assets globally, we encourage geographic collaboration among our practices by including a consultant's overall contribution to our practices as a factor in determining the consultant's annual bonus.

        Diversified Client Base.    We have completed thousands of engagements for clients in a broad range of industries around the world. Our clients are major firms, and national and international law firms representing such clients, across a multitude of industries that include banking and capital markets; chemicals; communications and media; consumer products; energy; entertainment; financial services; health care; insurance; life sciences; manufacturing; metals, mining, and materials; oil and gas; real estate; retail; sports; telecommunications; transportation; and technology.

        Established Corporate Culture.    Our success results in part from our established corporate culture. We believe we attract consultants because of our approximately 50-year history, our strong reputation, the credentials, experience, and reputations of our employee consultants, the opportunity to work on an array of matters with a broad group of renowned non-employee experts, and our collegial atmosphere where teamwork and collaboration are emphasized and valued by many clients.

        Access to Leading Academic and Industry Experts.    To enhance the expertise we provide to our clients and the depth and breadth of our insights, we maintain close working relationships with a select group of non-employee experts. Depending on client needs, we use non-employee experts for their specialized expertise, assistance in conceptual problem-solving, and expert witness testimony. We work regularly with renowned professors at such institutions as Cornell University, Georgetown University, The Graduate Institute of International and Development Studies, Harvard University, the Massachusetts Institute of Technology, Northwestern University, Texas A&M University, the University of California at Berkeley, the University of California at Los Angeles, the University of Chicago, University of Michigan College of Literature, Science and the Arts, the University of Toronto, Yale University, and other leading universities. These experts also generate business for us and provide us access to other leading academic and industry experts. By establishing affiliations with these prestigious experts, we further enhance our reputation as a leading source of sophisticated economic and financial analysis.

Services

        We offer services in two broad areas: litigation, regulatory, and financial consulting and management consulting. Together, these two service areas comprised approximately 98% of our consolidated revenues for fiscal 2014, and approximately 2% of our consolidated revenues came from our NeuCo subsidiary.

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

        The following is a summary of the areas of functional expertise that we offer in litigation, regulatory, and financial consulting engagements. We provide services, such as economic expertise, analyses, and expert testimony, in these areas:

Areas of Functional Expertise	Description of Area of Service
Damages & Valuation	Disputes involving lost profits, breach of contract, purchase price, valuation, business interruption, product liability, and fraud, among other damages claims. Calculating damages, providing expert testimony, and critiquing opposing experts' damages analyses in matters involving disputes in antitrust; intellectual property; securities and other financial market issues; insolvency; property values; contract; employment discrimination; product liability; environmental contamination; and purchase price. Supporting clients with broader corporate valuation services, providing pre-trial evaluations of damages claims and methodologies, and evaluating proposed settlements in class action and other cases.
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

Securities and Financial Markets

Application of financial economics and accounting to complex litigation and business problems in such areas as securities litigation; securities markets and financial institutions; valuation and damages; and other financial litigation.

Areas of Functional Expertise	Description of Area of Service
Accounting & Forensic Services

Complex accounting issues, significant quantum of loss calculations, economic and financial crime, fraud, corruption, bribery, and other issues that threaten the integrity or reputation of organizations.

Antitrust & Competition	Antitrust litigation, including economic analysis of the competitive effects of alleged collusion and cartels, monopolization, abuse of dominance, monopsony, and vertical restrictions.
Insurance Economics	Matters pertaining to advising insurers, regulators, and legislators in management, insurance products, and litigation and regulation.
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

Regulatory Economics and Compliance

Regulatory proceedings and assisting clients in understanding and mitigating regulatory risks and exposures, preparing policy studies that help develop the basis for sound regulatory policy, drafting regulatory filings, and advising on regulations pertaining to environmental protection, employment, and health and safety.

Transfer Pricing

All phases of the tax cycle, including planning, documentation, and tax valuation. Also includes audit defense and support in advanced pricing agreements, alternative dispute resolution, and litigation in proceedings involving the Internal Revenue Service, the Tax Division of the U.S. Department of Justice, state and municipal tax authorities, and foreign tax authorities.

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

Enterprise Risk Management	Advising large financial institutions and corporations in areas of governance and strategy, process analytics, and technology related to risk management.
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

Areas of Functional Expertise	Description of Area of Service
Organization & Performance Improvement	Advising corporate clients in areas of revenue growth drivers; operating margin drivers; asset efficiency drivers; key enablers; and performance management and metrics.
Transaction Advisory Services	Advising business leaders, including buyers and sellers, in the areas of due diligence, mergers and acquisitions, private equity, and valuation.

Industry Expertise

        We believe our ability to combine expertise in advanced economic and financial methods with in-depth knowledge of particular industries is one of our key competitive strengths. By maintaining expertise in certain industries, we provide clients practical advice tailored to their specific markets. This industry expertise, which we developed over decades of providing sophisticated consulting services to a diverse group of clients in many industries, differentiates us from many of our competitors. We believe that we have developed a strong reputation and substantial name recognition within specific industries, which has led to repeat business and new engagements from clients in those markets. While we provide services to clients in a wide variety of industries, we have particular expertise in the following industries:

  •
  Agriculture

  •
  Banking & Capital Markets

  •
  Chemicals

  •
  Communications & Media

  •
  Consumer Products

  •
  Energy

  •
  Entertainment

  •
  Financial Services

  •
  Health Care

  •
  Insurance

  •
  Life Sciences

  •
  Manufacturing

  •
  Metals, Mining, & Materials

  •
  Oil & Gas

  •
  Real Estate

  •
  Retail

  •
  Sports

  •
  Telecommunications

  •
  Transportation

  •
  Technology

Clients

        We have completed thousands of engagements for clients around the world, including domestic and foreign corporations; Federal, state, and local domestic government agencies; governments of foreign countries; public and private utilities; accounting firms; and national and international trade associations. Frequently, we work with major law firms who approach us on behalf of their clients. While we have particular expertise in a number of industries, we provide services to a diverse group of clients in a broad range of industries. Our policy is to keep the identities of our clients confidential unless our work for the client is already publicly disclosed. Our clients come from a broad range of industries, with no single client accounting for more than 5% of our revenues in each of fiscal 2014, fiscal 2013, and fiscal 2012.

        We derive a portion of our revenues from fixed-price contracts. We derived approximately 15%, 13%, and 15% of consolidated revenues from fixed-price engagements in fiscal 2014, fiscal 2013, and fiscal 2012, respectively. These contracts are more common in our management consulting area, and would likely grow in number with expansion of that area. Revenues outside of the U.S. accounted for approximately 22%, 22%, and 23% of our total revenues in fiscal 2014, fiscal 2013, and fiscal 2012, respectively. See Note 13 of our Notes to Consolidated Financial Statements for a breakdown of our revenue and long-lived assets by country.

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

        Our ownership interest in NeuCo was 55.89% for each of fiscal 2014, fiscal 2013 and fiscal 2012. NeuCo's financial results have been consolidated with ours and the portion of NeuCo's results allocable to its other owners is shown as "noncontrolling interest."

        NeuCo's revenues included in our consolidated statements of operations for fiscal 2014, fiscal 2013, and fiscal 2012 totaled approximately $4.8 million, $5.1 million, and $5.5 million, respectively. NeuCo's net loss included in our consolidated statements of operations for fiscal 2014 and fiscal 2013 was approximately $0.5 million and $0.3 million, respectively. NeuCo's net income included in our consolidated statements of operations for fiscal 2012 was approximately $0.3 million. NeuCo's net loss, net of amounts allocable to its other owners, included in our consolidated statements of operations for each of fiscal 2014 and fiscal 2013 was approximately $0.2 million. NeuCo's net income, net of amounts allocable to its other owners, included in our consolidated statements of operations for fiscal 2012 was approximately $0.2 million.

Human Capital

        As of January 3, 2015 we employed 451 consultants, consisting of 347 senior staff and 104 junior staff. Approximately three-fourths of our senior staff has a doctorate or other advanced degree in addition to substantial management, technical, or industry expertise. We believe our financial results and reputation are directly related to the number and quality of our employee consultants.

        We derive most of our revenues directly from the services provided by our employee consultants. Our employee consultants have backgrounds in many disciplines, including economics, business, corporate finance, accounting, materials sciences, life sciences, and engineering. We are highly selective in our hiring of consultants, recruiting primarily from a select group of leading universities and degree programs, industry, and government. We believe consultants choose to work for us because of our strong reputation; the credentials, experience, and reputations of our consultants; the opportunity to work on a diverse range of matters and with renowned non-employee experts; and our collegial atmosphere where teamwork and collaboration are emphasized and valued by many clients. We use a decentralized, team hiring approach. Our training and career development program for our employee consultants focuses on three areas: mentoring, seminars, and scheduled courses. This program is designed to complement on-the-job experience and an employee's pursuit of his or her own career development. New employee consultants participate in a structured program in which they are partnered with an assigned mentor. Through our ongoing seminar program, outside speakers make presentations and conduct discussions with our employee consultants on various topics. In addition, employee consultants are expected to discuss significant projects and cases, present academic research papers or business articles, and outline new analytical techniques or marketing opportunities periodically at in-house seminars. We also provide scheduled courses designed to improve an employee's professional skills, such as written and oral presentation, marketing techniques, and business development. We also encourage our employee consultants to pursue their academic interests by writing articles for economic, business, and other journals.

        Many of our vice presidents have signed non-solicitation agreements, which generally prohibit the employee from soliciting our clients or soliciting and/or hiring our employees for one year or longer following termination of the person's employment with us. In addition, many of the stock options we have issued between 2005 and 2008 contain a provision that they may only be exercised upon the execution of a non-competition agreement. We seek to align each vice president's interest with our overall interests, and many of our strongest contributors have an equity interest in us.

        We maintain a discretionary bonus program through which we grant performance-based bonuses to our officers and other employees. In fiscal 2007, our shareholders approved a performance-based cash incentive plan designed to preserve the deductibility of the compensation paid to our executive officers. In 2012, our Board of Directors amended this plan to extend its effective date until the annual meeting of our shareholders held in 2017. In addition, during fiscal 2009, we implemented a long-term incentive program for certain key employees. Under this program, selected participants receive a mixture of stock options, time-vesting restricted stock units, and performance-vesting restricted stock units. The program is designed to reward key employees and provide participants the opportunity to share in the long-term growth of our business. The Compensation Committee of our Board of Directors is responsible for approving equity compensation grants, approving the total bonuses to be distributed, establishing performance-based goals under these programs and plans each year, and determining the performance-based compensation earned each year by our executive officers under our cash incentive plan, with respect to which they can apply negative discretion. Our chief executive officer, in his discretion and in consultation with the Compensation Committee of our Board of Directors, approves the bonuses to be granted to our other employees, based on recommendations of the various leaders supervising the employees' work.

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

        Most of our revenues depend on the number of hours worked by our employee consultants. As a result, we experience certain seasonal effects that impact our revenue, such as holiday seasons and the summer vacation season.

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

Changes in global economic, business and political conditions could have a material adverse impact on our revenues, results of operations, and financial condition

        Overall global economic, business and political conditions, as well as conditions specific to the industries we or our clients serve, can affect our clients' businesses and financial condition, their demand or ability to pay for our services, and the market for our services. These conditions, all of which are outside of our control, include merger and acquisition activity levels, the availability, cost and terms of credit, the state of the United States and global financial markets, the levels of litigation and regulatory and administrative investigations and proceedings, and general economic and business conditions. In addition, many of our clients are in highly regulated industries, and regulatory and legislative changes affecting these industries could impact the market for our service offerings, render our current service offerings obsolete, or increase the competition among providers of these services. Although we are not able to predict the positive or negative effects that general changes in global economic, business and political conditions will have on our individual practice areas or our business as a whole, any specific changes in these conditions could have a material adverse impact on our revenues, results of operations and financial condition.

Our results of operations and consequently our business may be adversely affected if we are not able to maintain current bill rates, compensation costs and/or utilization rate

        Our revenues and profitability are largely based on the bill rates charged to our clients, compensation costs and the utilization of our consultants. We calculate utilization by dividing the total hours worked by our employee consultants on engagements during the measurement period by the total number of hours that our employee consultants were available to work during that period. If we are not able to maintain adequate bill rates for our services, maintain compensation costs or obtain appropriate utilization rates from our consultants, our results of operations may be adversely impacted. Bill rates, compensation costs and consultant utilization rates are affected by a number of factors, including:

  •
  Our clients' perceptions of our ability to add value through our services;

  •
  The market demand for our services;

  •
  Our competitors' pricing of services and compensation levels;

  •
  The market rate for consultant compensation;

  •
  Our ability to redeploy consultants from completed client engagements to new client engagements; and

  •
  Our ability to predict future demand for our services and maintain the appropriate staffing levels without significantly underutilizing consultants.

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

Competition from other litigation, regulatory, financial, and management consulting firms could hurt our business

        The market for litigation, regulatory, financial, and management consulting services is intensely competitive, highly fragmented, and subject to rapid change. We may be unable to compete successfully with our existing competitors or with any new competitors. In general, there are few barriers to entry into our markets, and we expect to face additional competition from new entrants into the economic and management consulting industries. In the litigation, regulatory, and financial consulting markets, we compete primarily with other economic and financial consulting firms and individual academics. In the management consulting market, we compete primarily with other business and management consulting firms, specialized or industry-specific consulting firms, the consulting practices of large accounting firms, and the internal professional resources of existing and potential clients. Many of our competitors have national or international reputations as well as significantly greater personnel, financial, managerial, technical, and marketing resources than we do, which could enhance their ability to respond more quickly to technological changes, finance acquisitions, and fund internal growth. Some of our competitors also have a significantly broader geographic presence and significantly more resources than we do.

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

        In addition, our or our clients' sensitive, confidential or proprietary information could be compromised, whether intentionally or unintentionally, by our employees, outside consultants, vendors, or rogue third-party "hackers" or enterprises. A breach or compromise of the security of our information technology systems or infrastructure, or our processes for securing sensitive, confidential or proprietary information, could result in the loss or misuse of this information. Any such loss or misuse could result in our suffering claims, fines, damages, losses or reputational damage, any of which could have a material adverse effect on our business and results of operations.

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

We derive revenue from a limited number of large engagements

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

Our international operations create risks

        Our international operations carry financial and business risks, including:

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

Fluctuations in our quarterly revenues and results of operations could depress the market price of our common stock

        We may experience significant fluctuations in our revenues and results of operations from one quarter to the next. If our revenues or net income in a quarter fall or falls below the expectations of securities analysts or investors, the market price of our common stock could fall significantly. Our results of operations in any quarter can fluctuate for many reasons, including:

  •
  our ability to implement rate increases or maintain rates;

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

        Because we generate most of our revenues from consulting services that we provide on an hourly fee basis, our revenues in any period are directly related to the number of our employee consultants, their billing rates, and the number of billable hours they work in that period. We have a limited ability to increase any of these factors in the short term. Accordingly, if we underutilize our consultants during one part of a fiscal period, we may be unable to compensate by augmenting revenues during another part of that period. In addition, we are occasionally unable to utilize fully any additional consultants that we hire, particularly in the quarter in which we hire them. Moreover, a significant majority of our operating expenses, primarily office rent and salaries, are fixed in the short term. As a result, any failure of our revenues to meet our projections in any quarter could have a disproportionate adverse effect on our net income. For these reasons, we believe our historical results of operations are not necessarily indicative of our future performance.

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

Our clients may be unable or unwilling to pay us for our services

        Our clients include some companies that may from time to time encounter financial difficulties, particularly during a downward trend in the economy, or may dispute the services we provide. If a client's financial difficulties become severe or a dispute arises, the client may be unwilling or unable to pay our invoices in the ordinary course of business, which could adversely affect collections of both our accounts receivable and unbilled services. On occasion, some of our clients have entered bankruptcy, which has prevented us from collecting amounts owed to us. The bankruptcy of a client with a substantial accounts receivable could have a material adverse effect on our financial condition and results of operations. Historically, a small number of clients who have paid sizable invoices have later declared bankruptcy, and a court determination that we were not properly entitled to any of those payments may require repayment of some or all of them, which could adversely affect our financial condition and results of operations.

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

Our performance could be affected if employees and non-employee experts default on loans

        We utilize forgivable loans and term loans with some of our employees and non-employee experts, other than our executive officers, as a way to attract and retain them. A portion of these loans is collateralized. Defaults under these loans could have a material adverse effect on our consolidated statements of operations, financial condition and liquidity.

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

Our stock repurchase program could affect the market price of our common stock and increase its volatility

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

Item 1B—Unresolved Staff Comments

        Not applicable.

Item 2—Properties

        In the aggregate, as of January 3, 2015, we leased approximately 282,550 square feet of office space in locations around the world. Additionally, NeuCo leases approximately 9,713 square feet of office space. We have subleased to other companies approximately 50,497 square feet of our leased office space.

        All of our offices are electronically linked and have access to our core consulting tools. We believe our existing facilities are adequate to meet our current requirements and that suitable space will be available as needed.

        On February 24, 2015, we entered into an amendment to our lease with BP Hancock LLC for the office space we rent in the building at 200 Clarendon Street, Boston, Massachusetts. Under this amendment, we will lease an additional 10,057 square feet of office space on the twenty-fifth floor of this building, at an annual rate (excluding customary operating costs and expenses) of $49 per square foot, for a term beginning on June 15, 2015 (or, if later, when landlord completes certain improvements to the space) and ending on June 30, 2020, with the option to extend this term for an additional three-year period.

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

Fiscal Year Ended January 3, 2015	High	Low
December 29, 2013 to March 29, 2014	$23.84	$17.63
March 30, 2014 to June 28, 2014	$23.80	$19.10
June 29, 2014 to September 27, 2014	$28.49	$22.62
September 28, 2014 to January 3, 2015	$32.50	$24.64
Fiscal Year Ended December 28, 2013	High	Low
December 30, 2012 to March 30, 2013	$22.76	$17.09
March 31, 2013 to June 29, 2013	$23.10	$17.11
June 30, 2013 to September 28, 2013	$21.88	$15.64
September 29, 2013 to December 28, 2013	$21.40	$17.11

        Shareholders.    We had approximately 111 holders of record of our common stock as of March 10, 2015. This number does not include shareholders for whom shares were held in a "nominee" or "street" name.

        Dividends.    We have not paid any cash dividends in the past and we do not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of our bank line of credit place restrictions on our ability to pay cash dividends on our common stock.

        Repurchases of Equity Securities.    The following table provides information about our repurchases of shares of our common stock during the quarter ended January 3, 2015. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the quarter into three periods of four weeks, four weeks and six weeks to coincide with our reporting periods during the fourth quarter of fiscal 2014.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)(2)	(b) Average Price Paid per Share(1)(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
September 28, 2014 to October 25, 2014	147,021 shares	$25.55 per share	145,121	$30,022,557
October 26, 2014 to November 22, 2014	279,175 shares	$30.93 per share	264,800	$21,834,184
November 23, 2014 to January 3, 2015	48,038 shares	$30.75 per share	29,900	$20,924,824

(1)
During the four weeks ended October 25, 2014, we accepted 1,900 shares of our common stock as a tax withholding from certain of our employees, in connection with the vesting of restricted shares that occurred during the indicated period, pursuant to the terms of our 2006 equity incentive plan, at an average price per share of $25.43. During the four weeks ended November 22, 2014, we accepted pursuant to the terms of our 2006 equity incentive plan 14,375 shares of our common stock as tax withholding from certain of our employees, in connection with the vesting of shares of restricted stock that occurred during the indicated period, at an average price per share of $31.10. During the six weeks ended January 3, 2015, we accepted pursuant to the terms of our 2006 equity incentive plan 18,138 shares of our common stock as tax withholding from certain of our employees, in connection with the vesting of shares of restricted stock that occurred during the indicated period, at an average price per share of $31.31.

(2)
On August 10, 2012, February 13, 2014, and October 23, 2014, we announced that our Board of Directors approved share repurchase programs of up to $5.0 million, $15.0 million, and $30.0 million, respectively, of our common stock. We may repurchase shares under any of these programs in open market purchases (including through any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. During the four weeks ended October 25, 2014, the four weeks ended November 22, 2014 and the six weeks ended January 3, 2015, we repurchased and retired 145,121 shares, 264,800 shares and 29,900 shares, respectively, under these programs at an average price per share of $25.55, $30.92 and $30.41, respectively. Approximately $20.9 million was available for future repurchases under these programs as of January 3, 2015.

        Shareholder Return Performance Graph.    The graph below compares the cumulative 5-year total return of holders of our common stock with the cumulative total returns of the NASDAQ Composite index, and a customized peer group of three companies that includes: FTI Consulting Inc, Huron Consulting Group Inc., and Navigant Consulting Inc. LECG Corporation was removed from the peer group as a result of its delisting during our fiscal 2011. Duff & Phelps Corp. was removed from the peer group as a result of its delisting during our fiscal 2013. Accordingly, LECG Corporation and

Duff & Phelps Corp. are not included in the peer index for all periods presented in the graph below. The graph tracks the performance of a $100 investment in our common stock, in the peer group, and in the index (with the reinvestment of all dividends) from November 28, 2009 to January 3, 2015. We paid no cash or stock dividends during the period shown. The performance of the market index and the peer group indices is shown on a total return (dividends reinvested) basis.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among CRA International, Inc., the NASDAQ Composite Index, and a Peer Group

*
$100 invested on 11/28/09 in stock or 11/30/09 in index, including reinvestment of dividends. Index calculated on month-end basis.

	11/28/09	11/27/10	1/1/11	12/31/11	12/29/12	12/28/13	1/3/15
CRA International, Inc.	$100.00	$88.45	$96.95	$81.81	$77.53	$85.40	$125.20
NASDAQ Composite	100.00	117.18	123.88	125.02	146.41	207.32	235.67
Peer Group	100.00	78.62	83.35	101.95	83.66	131.64	123.57

        The stock price performance included in this graph is not necessarily indicative of future stock price performance

Item 6—Selected Financial Data

        The following selected consolidated financial data for each of the fiscal years in the five-year period ended January 3, 2015, and as of the five weeks ended January 1, 2011, has been derived from our audited consolidated financial statements. The following selected consolidated financial data as of the five weeks ended January 2, 2010 has been derived from our unaudited consolidated financial statements.

	Fiscal Year Ended
	January 3, 2015 (53 weeks)	December 28, 2013 (52 weeks)	December 29, 2012 (52 weeks)	December 31, 2011 (52 weeks)	November 27, 2010 (52 weeks)	Transition Period January 1, 2011 (5 weeks)	January 2, 2010 (5 weeks)
	(audited)	(audited)	(audited)	(audited)	(audited)	(audited)	(unaudited)
	(In thousands, except per share data)
Consolidated Statements of Operations Data(1):
Revenues	$306,371	$278,432	$270,390	$305,228	$287,424	$22,250	$20,360
Costs of services	206,813	189,262	182,381	199,383	197,140	16,400	15,009

Gross profit	99,558	89,170	88,009	105,845	90,284	5,850	5,351
Selling, general and administrative expenses	69,074	64,242	67,235	71,752	73,900	6,144	6,390
Depreciation and amortization	6,443	6,411	7,190	5,029	5,983	506	451
Goodwill impairment	—	—	71,394	—	—	—	—

Income (loss) from operations	24,041	18,517	(57,810)	29,064	10,401	(800)	(1,490)
Interest income	163	155	264	332	361	29	30
Interest expense	(594)	(574)	(300)	(908)	(3,356)	(147)	(396)
Loss on extinguishment of convertible debentures	—	—	—	—	(669)	—	—
Other income (expense), net	(295)	(180)	(177)	(405)	(504)	(28)	60

Income (loss) before (provision) benefit for income taxes and equity method investment loss, net of tax	23,315	17,918	(58,023)	28,083	6,233	(946)	(1,796)
(Provision) benefit for income taxes	(9,908)	(6,683)	5,180	(11,138)	(4,273)	288	1,232

Net income (loss)	13,407	11,235	(52,843)	16,945	1,960	(658)	(564)
Net (income) loss attributable to noncontrolling interest, net of tax	231	135	(147)	(94)	626	32	206

Net income (loss) attributable to CRA International, Inc.:	$13,638	$11,370	$(52,990)	$16,851	$2,586	$(626)	$(358)

Net income (loss) per share attributable to CRA International, Inc.(2):
Basic	$1.40	$1.13	$(5.21)	$1.60	$0.24	$(0.06)	$(0.03)

Diluted	$1.38	$1.12	$(5.21)	$1.57	$0.24	$(0.06)	$(0.03)

Weighted average number of shares outstanding(2):
Basic	9,747	10,084	10,167	10,555	10,643	10,567	10,639

Diluted	9,897	10,173	10,167	10,739	10,773	10,567	10,639

	January 3, 2015	December 28, 2013	December 29, 2012	December 31, 2011	November 27, 2010	January 1, 2011	January 2, 2010
	(audited)	(audited)	(audited)	(audited)	(audited)	(audited)	(unaudited)
	(In thousands)
Consolidated Balance Sheet Data(1):
Working capital	$76,773	$75,003	$102,467	$107,651	$99,353	$100,533	$144,972
Total assets	315,012	320,304	292,010	372,107	373,699	367,365	408,363
Total long-term debt	981	1,007	1,007	1,631	2,211	2,069	62,821
Total shareholders' equity	214,704	224,637	212,234	268,407	256,420	255,424	254,257

(1)
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

(2)
Basic net income (loss) per share represents net income (loss) divided by the weighted average shares of common stock outstanding during the period. Diluted net income per share represents net income divided by the weighted average shares of common stock and common stock equivalents outstanding during the period, if applicable. Weighted average shares used in diluted net income per share include common stock equivalents arising from stock options, unvested restricted stock, time-vesting unvested restricted stock units, and shares underlying our debentures using the treasury stock method. All common stock equivalents were excluded in fiscal 2012 and the five weeks ended January 1, 2011 and January 2, 2010 because they were antidilutive due to the net loss.

Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are a worldwide leading economic, financial, and management consulting firm that applies advanced analytic techniques and in-depth industry knowledge to complex engagements for a broad range of clients.

        We derive revenues principally from professional services rendered by our employee consultants. In most instances, we charge clients on a time-and-materials basis and recognize revenues in the period when we provide our services. We charge consultants' time at hourly rates, which vary from consultant to consultant depending on a consultant's position, experience, expertise, and other factors. We derive a portion of our revenues from fixed-price contracts. Revenues from fixed-price engagements are recognized using a proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. We generate substantially all of our professional services fees from the work of our own employee consultants and a portion from the work of our non-employee experts. Factors that affect our professional services revenues include the number and scope of client engagements, the number of consultants we employ, the consultants' billing rates, and the number of hours our consultants work. Revenues also include reimbursements, which include reimbursements for travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses.

        Our costs of services include the salaries, bonuses, share-based compensation expense, and benefits of our employee consultants. Our bonus program awards discretionary bonuses based on our revenues and profitability and individual performance. Costs of services also include out-of-pocket and other expenses, and the salaries of support staff whose time is billed directly to clients, such as librarians, editors, and programmers, as well as the amounts billed to us by our non-employee experts for services rendered while completing the applicable project. Selling, general, and administrative expenses include salaries, bonuses, share-based compensation expense, and benefits of our administrative and support staff, fees to non-employee experts for generating new business, office rent, marketing, and other costs.

Utilization and Seasonality

        We derive the majority of our revenues from the number of hours worked by our employee consultants. Our utilization of those employee consultants is one key indicator that we use to measure our operating performance. We calculate utilization by dividing the total hours worked by our employee consultants on engagements during the measurement period by the total number of hours that our employee consultants were available to work during that period. Utilization was 76%, 73%, and 68% for fiscal 2014, fiscal 2013, and fiscal 2012, respectively. Select underperforming practice areas, including our Chemicals practice and Middle East operations, affected our overall performance in fiscal 2012. In connection with the restructuring plan we committed to in the third quarter of fiscal 2012, we eliminated our Chemicals practice, closed our Middle East operations and repositioned other select underperforming practice areas, amongst other actions. The lower utilization in fiscal 2012, compared to fiscal 2013 and fiscal 2014, reflects this underperformance and these restructuring actions.

        We experience certain seasonal effects that impact our revenue. Concurrent vacations or holidays taken by a large number of consultants can adversely impact our revenue. For example, we usually experience fewer billable hours in our fiscal third quarter, as that is the summer vacation season for most of our offices, and in our fiscal fourth quarter, as that is the quarter that typically includes the December holiday season.

International Operations

        Revenues outside of the U.S. accounted for approximately 22%, 22%, and 23% of our total revenues in fiscal 2014, fiscal 2013, and fiscal 2012, respectively. Revenue by country is detailed in Note 13 to our Notes to Consolidated Financial Statements.

Noncontrolling Interest

        Our ownership interest in NeuCo is 55.89%. NeuCo's financial results have been consolidated with ours and the portion of NeuCo's results allocable to its other owners is shown as "noncontrolling interest."

        NeuCo's revenues included in our consolidated statements of operations for fiscal 2014, fiscal 2013, and fiscal 2012 totaled approximately $4.8 million, $5.1 million, and $5.5 million, respectively. NeuCo's net loss included in our consolidated statements of operations for fiscal 2014 and fiscal 2013 was approximately $0.5 million and $0.3 million, respectively. NeuCo's net income included in our consolidated statements of operations for fiscal 2012 was approximately $0.3 million. NeuCo's net loss, net of amounts allocable to its other owners, included in our consolidated statements of operations for each of fiscal 2014 and fiscal 2013 was approximately $0.2 million. NeuCo's net income, net of amounts allocable to its other owners, included in our consolidated statements of operations for fiscal 2012 was approximately $0.2 million.

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

        We recognize substantially all of our revenues under written service contracts when the fee is fixed or determinable, as the services are provided, and only in those situations where collection from the client is reasonably assured. In certain cases we provide services to our clients without sufficient contractual documentation, or fees are tied to performance-based criteria, which require us to defer revenue in accordance with U.S. GAAP. In these cases, these amounts are fully reserved until all criteria for recognizing revenue are met.

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

        Revenues from a majority of our fixed-price engagements are recognized on a proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. We derived approximately 15%, 13%, and 15% of revenues from fixed-price engagements in fiscal 2014, fiscal 2013, and fiscal 2012, respectively. In general, project costs are classified in costs of services and are based on the direct salary of the consultants on the engagement plus all direct expenses incurred to complete the engagement, including any amounts billed to us by our non-employee experts. The proportional performance method is used for fixed-price contracts because reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and the terms set forth in the contract, and are indicative of the level of benefit provided to our clients. Fixed-price contracts generally convert to time-and-materials contracts in the event the contract terminates. Our management maintains contact with project managers to discuss the status of the projects and, for fixed-price engagements, management is updated on the budgeted costs and resources required to complete the project. These budgets are then used to calculate revenue recognition and to estimate the anticipated income or loss on the project. Occasionally, we have been required to commit unanticipated additional resources to complete projects, which has resulted in lower than anticipated income or losses on those contracts. We may experience similar situations in the future. Provisions for estimated losses on contracts are made during the period in which such losses become probable and can be reasonably estimated. To date, such losses have not been significant.

        Revenues also include reimbursements, which include reimbursement for travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. Reimbursable expenses are as follows (in thousands):

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	January 3, 2015 (53 weeks)	December 28, 2013 (52 weeks)	December 29, 2012 (52 weeks)
Reimbursable expenses	$36,676	$37,320	$33,530

        For fiscal 2014, fiscal 2013, and fiscal 2012 our average days sales outstanding (DSOs) at the end of the period were 99 days, 94 days, and 98 days, respectively. We calculate DSOs by dividing the sum of our accounts receivable and unbilled services balance, net of deferred revenue, at the end of the period by average daily revenues. Average daily revenues are calculated by dividing period revenues by the number of days in the period. Our project managers and finance personnel monitor payments from our clients and assess any collection issues. We maintain accounts receivable allowances for estimated losses resulting from disputed amounts or the inability of our clients to make required payments. We base our estimates on our historical collection experience, current trends, and credit policy. In determining these estimates, we examine historical write-offs of our receivables and review client accounts to identify any specific customer collection issues. If the financial condition of our customers were to deteriorate or disputes were to arise regarding the services provided, resulting in an impairment of their ability or intent to make payment, additional allowances may be required. A failure to estimate accurately the accounts receivable allowances and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition, and results of operations. As of January 3, 2015 and December 28, 2013, $4.2 million, and $7.2 million were provided for accounts receivable allowances, respectively.

        Share-Based Compensation Expense.    Share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. We use the Black-Scholes option-pricing model to estimate the fair value of stock options. Option valuation models require the input of assumptions, including the expected life of the share-based awards, the expected stock price volatility, the risk-free interest rate, and the expected dividend yield. The expected volatility and expected life are based on our historical experience. The risk-free interest rate is based on U.S. Treasury interest rates with corresponding terms consistent with the expected life of the share-based award. Expected dividend yield is not considered in the option pricing formula because we have not paid dividends in the past and we do not anticipate paying any dividends in the foreseeable future. We will update these assumptions if changes are warranted. The forfeiture rate is based upon historical experience. We adjust the estimated forfeiture rate based upon our actual experience.

        Valuation of Goodwill and Other Intangible Assets.    We account for our acquisitions under the purchase method of accounting. Goodwill represents the purchase price of acquired businesses in excess of the fair market value of net assets acquired. Intangible assets that are separate from goodwill and have determinable useful lives are valued separately. These intangible assets typically consist of non-competition agreements, customer relationships, customer lists, developed technology, and trademarks, which are generally amortized on a straight-line basis over their estimated remaining useful lives of four to ten years.

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

        Under ASC Topic 350, in performing the first step of the goodwill impairment testing and measurement process, we compare our entity-wide estimated fair value to net book value to identify potential impairment. We estimate the entity-wide fair value utilizing our market capitalization, plus an appropriate control premium. Market capitalization is determined by multiplying our shares outstanding on the test date by the market price of our common stock on that date. We have utilized a control premium which considers appropriate industry, market and other pertinent factors, including indications of such premiums from data on recent acquisition transactions. If our estimated fair value is less than our net book value, the second step is performed to determine if goodwill is impaired. If we determine through the impairment evaluation process that goodwill has been impaired, we would record the impairment charge in our consolidated statement of operations.

        We had no impairment losses related to goodwill during fiscal 2014 or fiscal 2013 as there were no events or circumstances that would more likely than not reduce our fair value below our carrying amount, and our estimated fair value was greater than our carrying value on October 15th of each respective year.

        Late in the second quarter of fiscal 2012, our stock price experienced a decline. In the third quarter of fiscal 2012, our stock price improved but remained below the price levels experienced in fiscal 2011 and the first five months of fiscal 2012. We did not record any impairment losses related to goodwill or intangible assets during the fiscal year to date period ended September 29, 2012 as the stock price decline was not deemed to be more than temporary, there were no other events or circumstances that would more likely than not reduce our fair value below our carrying amount, and our management felt that an increase in our stock price was a reasonable expectation. However, the depressed stock price levels persisted into the fourth quarter of 2012 and through the date of our annual impairment test performed in the fourth quarter fiscal 2012. When we performed our annual impairment test, our book value exceeded our market capitalization plus an estimated control premium. Therefore, we were required to perform the second step of the goodwill impairment test. In this step, our fair value, as determined in the first step of the test, is allocated among all of our assets and liabilities, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if we were being acquired in a business acquisition. If the implied fair value of goodwill is less than the recorded goodwill, an impairment charge is recorded for the difference. During the process of conducting the second step of the annual goodwill impairment test in the fourth quarter of fiscal 2012, we identified significant unrecognized intangible assets. The combination of these hypothetical unrecognized intangible assets and other hypothetical unrecognized fair value changes to the carrying values of other assets and liabilities, together with the lower fair value calculated in the first step of the annual impairment test, resulted in a non-cash goodwill impairment charge of $71.4 million in the fourth quarter of fiscal 2012.

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

        In the future, if our market capitalization plus an estimated control premium is below our net book value for a period we consider to be other-than-temporary, we may be required to record an impairment of goodwill either as a result of our annual assessment performed in the fourth quarter of our fiscal year or in a future quarter if events or circumstances exist that would more likely than not reduce the fair value of the reporting unit below its carrying amount. A goodwill impairment charge would have the effect of decreasing our earnings in such period. If we are required to take a substantial impairment charge, our operating results would be materially adversely affected in such period, though such a charge would have no impact on cash flows or working capital.

        As of January 3, 2015, we had goodwill of approximately $82.3 million. The goodwill amount for acquisitions is initially recorded based upon a preliminary estimated purchase price allocation and is subject to change. Any preliminary purchase price allocation is based upon our estimate of fair value, and is finalized as we receive other information relevant to the acquisition.

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

        If we were to determine that an impairment evaluation is required, we would review the expected future undiscounted cash flows to be generated by the assets. If we determine that the carrying value of intangible assets may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. The net amount of intangible assets other than goodwill was approximately $4.8 million as of January 3, 2015.

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

        Our financial statements contain certain deferred tax assets and liabilities that result from temporary differences between book and tax accounting, as well as net operating loss carryforwards. ASC Topic 740, "Income Taxes" ("ASC Topic 740"), requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The decision to record a valuation allowance requires varying degrees of judgment based upon the nature of the item giving rise to the deferred tax asset. As a result of operating losses incurred in certain of our foreign subsidiaries, and uncertainty as to the extent and timing of profitability in future periods, we have recorded valuation allowances on our tax loss carryforwards. In certain of these jurisdictions, the tax loss carryforwards do not expire. However, a deferred tax asset is not realizable even if it can be carried forward indefinitely. Furthermore, an indefinite-lived intangible giving rise to a deferred tax liability may not be used as a source of future taxable income that changes the need for a valuation allowance. If the realization of deferred tax assets is considered more likely than not, the corresponding release of the valuation allowance would increase net income in the period such determination was made. The amount of the deferred tax asset considered realizable is based on significant estimates, including forecasts of future income, and it is possible that changes in these estimates in the near term could materially affect our financial condition and results of operations.

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

        The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several different tax jurisdictions. We are periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. We account for uncertainties in income tax positions in accordance with ASC Topic 740. The number of years with open tax audits varies depending on the tax jurisdiction. Our major taxing jurisdiction is the United States. We are no longer subject to U.S. federal examinations by the Internal Revenue Service for years before fiscal 2011. Our United Kingdom subsidiary's corporate tax returns are no longer subject to examination by Her Majesty's Revenue and Customs for fiscal years before fiscal 2013. During this fiscal year, 2014, examinations have commenced in Germany for fiscal 2008 through fiscal 2011 and in France for fiscal 2011 and fiscal 2012. We believe that our reserves for uncertain tax positions are adequate.

Recent Accounting Standards

Reporting of Going-Concern Uncertainties

        In August 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and provides guidance to an organization's management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures in the financial statement footnotes. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We believe that the adoption of ASU 2014-15 will not have a material impact on our financial position, results of operations, cash flows, or disclosures.

Accounting for Share-Based Payments

        In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force) ("ASU 2014-12"). ASU 2014-12 clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent on the entity's satisfaction of a performance target until it becomes probable that the performance target will be met. There are no new disclosures required under ASU 2014-12. ASU 2014-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. We believe that the adoption of ASU 2014-12 will not have a material impact on our financial position, results of operations, cash flows, or disclosures.

Revenue from Contracts with Customers

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The main provision of ASU 2014-09 is to recognize revenue when control of the goods or services transfers to the customer, as opposed to the existing guidance of recognizing revenue when the risks and rewards transfer to the customer. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. We have not yet determined the effects, if any, that the adoption of ASU 2014-09 may have on our financial position, results of operations, cash flows, or disclosures.

Presentation of Unrecognized Tax Benefits

        In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11") to clarify the presentation of current and deferred income taxes on the balance sheet. Under ASU 2013-11, companies generally must present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, for a net operating loss carryforward, similar tax loss, or tax credit carryforward using the "net presentation" approach as a reduction of a deferred tax asset, with some allowed exceptions. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Our adoption of ASU 2013-11 in the first quarter of fiscal 2014 had no impact on our financial position, results of operations, cash flows, or disclosures.

Cumulative Translation Adjustment

        In March 2013, the FASB issued ASU No. 2013-05, Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity ("ASU 2013-05"). ASU 2013-05 addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. ASU 2013-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and should be applied prospectively. Our adoption of ASU 2013-05 in the first quarter of fiscal 2014 had no impact on our financial position, results of operations, cash flows, or disclosures.

Results of Operations

        The following table provides operating information as a percentage of revenues for the periods indicated:

	Fiscal Year Ended
	January 3, 2015 (53 weeks)	December 28, 2013 (52 weeks)	December 29, 2012 (52 weeks)
	(audited)	(audited)	(audited)
Revenues	100.0%	100.0%	100.0%
Costs of services	67.5	68.0	67.5

Gross profit	32.5	32.0	32.5
Selling, general and administrative expenses	22.5	23.1	24.9
Depreciation and amortization	2.1	2.3	2.7
Goodwill impairment	—	—	26.4

Income (loss) from operations	7.8	6.7	(21.4)
Interest income	0.1	0.1	0.1
Interest expense	(0.2)	(0.2)	(0.1)
Other expense, net	(0.1)	(0.1)	(0.1)

Income (loss) before (provision) benefit for income taxes	7.6	6.4	(21.5)
(Provision) benefit for income taxes	(3.2)	(2.4)	1.9

Net income (loss)	4.4	4.0	(19.5)
Net (income) loss attributable to noncontrolling interest, net of tax	0.1	0.0	(0.1)

Net income (loss) attributable to CRA International, Inc.	4.5%	4.1%	(19.6)%

Fiscal 2014 Compared to Fiscal 2013

        CRA's fiscal year end is the Saturday nearest December 31 of each year. CRA's fiscal years periodically contain 53 weeks rather than 52 weeks. Fiscal 2014 was a 53-week year and fiscal 2013 was a 52-week year.

        Revenues.    Revenues increased by $27.9 million, or 10.0%, to $306.4 million for fiscal 2014 from $278.4 million for fiscal 2013. Our revenue increase was due primarily to the momentum from the strong performance in the latter part of fiscal 2013 that continued into fiscal 2014, compared to a slow start in the first half of fiscal 2013. Revenue increased in our litigation, regulatory, and financial consulting business and our management consulting business, principally through organic expansion. Our utilization increased to 76% for fiscal 2014 from 73% for fiscal 2013. Revenues in fiscal 2014 reflected a decrease in client reimbursable expenses, which are pass-through expenses that carry little to no margin, in fiscal 2014 as compared to fiscal 2013.

        Overall, revenues outside of the U.S. represented approximately 22% of total revenues for each of fiscal 2014 and fiscal 2013. Revenues derived from fixed-price engagements increased to 15% of total revenues for fiscal 2014 compared with 13% for fiscal 2013. These percentages of revenue derived from fixed-price engagements depend largely on the proportion of our revenues derived from our management consulting business, as the management consulting business typically has a higher concentration of fixed-price service contracts.

        Costs of Services.    Costs of services increased by $17.6 million, or 9.3%, to $206.8 million for fiscal 2014 from $189.3 million for fiscal 2013. The increase in costs of services was due primarily to an increase in compensation expense for our employee consultants, specifically in incentive compensation which increases when our profitability increases, and the inclusion of fifty-three weeks of results in fiscal 2014 as compared with fifty-two weeks of results in fiscal 2013. These increases were partially offset by the decrease of $0.6 million in client reimbursable expenses. As a percentage of revenues, costs of services decreased to 67.5% for fiscal 2014 from 68.0% for fiscal 2013 due primarily to the increase in revenues outpacing the increases in costs of services in fiscal 2014 as compared with fiscal 2013.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by $4.8 million, or 7.5%, to $69.1 million for fiscal 2014 from $64.2 million for fiscal 2013. The primary contributors to this increase were increases in compensation expense, professional fees, rent and office operating expenses, and commissions to our nonemployee experts for fiscal 2014 as compared to fiscal 2013 and the inclusion of fifty-three weeks of results in fiscal 2014 as compared with fifty-two weeks of results in fiscal 2013.

        As a percentage of revenues, selling, general and administrative expenses decreased to 22.5% for fiscal 2014 from 23.1% for fiscal 2013 due primarily to the increase in revenues outpacing the increase in selling, general, and administrative expenses in fiscal 2014 as compared with fiscal 2013. Commissions to non-employee experts represented 3.0% of revenue in fiscal 2014 and 3.1% of revenue in fiscal 2013.

        Other Expense, Net.    Other expense, net increased by $115,000 to $295,000 for fiscal 2014 from $180,000 for fiscal 2013. Other expense, net consists primarily of foreign currency exchange transaction gains and losses. The multi-currency credit facility we entered into on April 24, 2013 helps us minimize such foreign exchange exposures. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies including the Euro and the British Pound.

        Provision for Income Taxes.    For fiscal 2014, our income tax provision was $9.9 million and the effective tax rate was 42.5% compared to a provision of $6.7 million and an effective tax rate of 37.3% for fiscal 2013. The effective tax rate in fiscal 2014 was higher than our combined Federal and state statutory tax rate primarily due to a non-cash tax expense recorded in the second quarter of fiscal 2014 to correct an immaterial error in our previously issued consolidated financial statements offset slightly by other prior period adjustments recorded in the fourth quarter. The effective tax rate also included a benefit for the release of a valuation allowance as a result of recording a deferred tax liability associated with acquisition-related intangibles and the utilization of certain historical net operating losses that previously had a valuation allowance which were realized due to the profitability of the acquired business. The effective tax rate for fiscal 2013 was lower than our combined Federal and state statutory tax rate primarily due to the favorable settlement of a tax matter in the first quarter of fiscal 2013, partially offset by a discrete tax adjustment recorded in the second quarter of fiscal 2013 and the effect of losses in foreign jurisdictions that provided no tax benefit.

        Net (Income) Loss Attributable to Noncontrolling Interest, Net of Tax.    Our ownership interest in NeuCo was 55.89% at the end of fiscal 2014 and fiscal 2013. As a result, NeuCo's financial results are consolidated with ours and allocations of the noncontrolling interest's share of NeuCo's net income result in deductions to our net income, while allocations of the noncontrolling interest's share of NeuCo's net loss result in additions to our net income. NeuCo's results of operations allocable to its other owners was a net loss of $231,000 for fiscal 2014 and net loss of $135,000 for fiscal 2013.

        Net Income Attributable to CRA International, Inc.    Net income attributable to CRA International, Inc. increased by $2.3 million to net income of $13.6 million for fiscal 2014 from net income of $11.4 million for fiscal 2013. The diluted net income per share was $1.38 per share for fiscal 2014, compared to diluted net income per share of $1.12 for fiscal 2013. Diluted weighted average shares outstanding decreased by approximately 276,000 shares to approximately 9,897,000 shares for fiscal 2014 from approximately 10,173,000 shares for fiscal 2013. The decrease in weighted average shares outstanding was primarily due to repurchases of common stock, offset in part by an increase as a result of shares of restricted stock and time-vesting restricted stock units that have vested or that have been issued, and stock options that have been exercised since December 28, 2013.

Fiscal 2013 Compared to Fiscal 2012

        Revenues.    Revenues increased by $8.0 million, or 3.0%, to $278.4 million for fiscal 2013 from $270.4 million for fiscal 2012 primarily due to increased revenue in our litigation, regulatory, and financial consulting business in the second half of fiscal 2013, reflecting organic growth and increasing contributions from the senior-level hires we welcomed to CRA during the latter part of fiscal 2012 and the first quarter of fiscal 2013. The increase in revenue was partially offset by a decrease of revenue in our management consulting business in fiscal 2013 as compared to fiscal 2012. Although our management consulting business started fiscal 2013 slowly, it experienced improvements in project backlog toward the end of the second quarter of fiscal 2013 that continued into the second half of fiscal 2013. Our utilization increased to 73% for fiscal 2013 from 68% for fiscal 2012. In addition, revenues were impacted by an increase in client reimbursable expenses, which are pass-through expenses that carry little to no margin, partially offset by a decrease in revenues of $0.4 million for NeuCo in fiscal 2013 as compared to fiscal 2012.

        Overall, revenues outside of the U.S. represented approximately 22% of total revenues for fiscal 2013, compared with approximately 23% of total revenues for fiscal 2012. Revenues derived from fixed-price engagements decreased to 13% of total revenues for fiscal 2013 compared with 15% for fiscal 2012. This decrease was due primarily to the previously mentioned decrease in our management consulting business, as the management consulting business typically has a higher concentration of fixed-price service contracts.

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

        Goodwill Impairment.    In accordance with ASC Topic 350, goodwill and intangible assets with indefinite lives are not subject to amortization, but are monitored annually for impairment, or more frequently, as necessary, if events or circumstances exist that would more likely than not reduce the fair value of the reporting unit below its carrying amount. When we performed our annual impairment test in the fourth quarter of fiscal 2012, our net book value exceeded our market capitalization plus an estimated control premium. Therefore, we were required to perform the second step of the goodwill impairment test, which resulted in a goodwill impairment charge of $71.4 million. We recorded this non-cash goodwill impairment charge in the fourth quarter of fiscal 2012. We did not record any impairment charges in fiscal 2013.

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

        Net (Income) Loss Attributable to Noncontrolling Interest, Net of Tax.    Our ownership interest in NeuCo was 55.89% at the end of fiscal 2013 and fiscal 2012. As a result, NeuCo's financial results are consolidated with ours and allocations of the noncontrolling interest's share of NeuCo's net income result in deductions to our net income, while allocations of the noncontrolling interest's share of NeuCo's net loss result in additions to our net income. NeuCo's results of operations allocable to its other owners was a net loss of $135,000 for fiscal 2013 and net income of $147,000 for fiscal 2012.

        Net Income Attributable to CRA International, Inc.    Net income attributable to CRA International, Inc. increased by $64.4 million to net income of $11.4 million for fiscal 2013 from a net loss of $53.0 million for fiscal 2012. The diluted net income per share was $1.12 per share for fiscal 2013, compared to net loss per share of $5.21 for fiscal 2012. Diluted weighted average shares outstanding increased by approximately 6,000 shares to approximately 10,173,000 shares for fiscal 2013 from approximately 10,167,000 shares for fiscal 2012. The increase in weighted average shares outstanding was primarily the result of shares of restricted stock and time-vesting restricted stock units that have vested or that have been issued, and stock options that have been exercised since December 29, 2012, partially offset by repurchases of common stock.

Liquidity and Capital Resources

        We believe that current cash, cash equivalents, cash generated from operations, and amounts available under our bank line of credit will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

        General.    In fiscal 2014, cash and cash equivalents decreased by $3.1 million. We completed the period with cash and cash equivalents of $48.2 million and working capital (defined as current assets less current liabilities) of $76.8 million. The principal drivers of the reduction in cash were the payment of the majority of our fiscal 2013 performance bonuses in the first quarter of fiscal 2014, the increase in days sales outstanding from 94 days at the end of fiscal 2013 to 99 days at the end of fiscal 2014, and the repurchase and retirement of 971,515 shares of our common stock during fiscal 2014.

        Of the total cash and cash equivalents of $48.2 million at January 3, 2015, $32.0 million was in the U.S. We have sufficient sources of cash in the U.S. to fund U.S. cash requirements without the need to repatriate any funds.

        As of January 3, 2015, a substantial portion of our cash accounts was concentrated at a single financial institution, which potentially exposes us to credit risks. The financial institution has a short-term credit rating of A-2 by Standard & Poor's ratings services. We have not experienced any losses related to such accounts, and we do not believe that there is significant risk of non-performance by the financial institution. Our cash on deposit at this financial institution is fully liquid, and we continually monitor the credit ratings of such institution. A change in the credit ratings of this financial institution could materially affect our liquidity and working capital.

        Sources and Uses of Cash.    During fiscal 2014, net cash provided by operations was $30.2 million. Cash provided by operations included net income of $13.4 million, non-cash charges for depreciation and amortization expense of $6.4 million, share-based compensation expense of $5.6 million, and increased "deferred rent" of $0.2 million, partially offset by deferred income tax benefit of $1.4 million and excess tax benefits from share-based compensation of $0.4 million. The primary factor in cash provided by operations was the $8.2 million increase in the "accounts payable, accrued expenses, and other liabilities" line item of the cash flow statement, which includes approximately $53 million accrued during fiscal 2014 for bonuses, partially offset by the payment during fiscal 2014 of approximately $44 million of bonuses, the majority of which was for our fiscal 2013 performance bonuses. As of January 3, 2015, accrued performance bonuses for fiscal 2014 were approximately $49 million. We anticipate that most of this amount will be paid during the first quarter of fiscal 2015. Uses of cash included movements in the following cash flow statement line items: a $1.1 million decrease in "accounts receivable", net of "accounts receivable allowances", and a $0.7 million decrease in "unbilled services".

        During fiscal 2014, net cash used in investing activities was $5.9 million, which included $4.2 million for capital expenditures and $1.8 million of net acquisition consideration payments, partially offset by $0.1 million of collections on notes receivable.

        Net cash used in financing activities during fiscal 2014 was $25.9 million, primarily for repurchases and retirements of our common stock of $25.5 million and the redemption of $1.2 million in vested employee restricted shares for tax withholdings, partially offset by $0.5 million received upon the exercise of stock options and excess tax benefits from share-based compensation of $0.4 million.

  Indebtedness

        We are party to a credit agreement that provides us with a $125.0 million revolving credit facility and a $15 million sublimit for the issuance of letters of credit. We may use the proceeds of the revolving credit facility to provide working capital and for other general corporate purposes. Generally, we may repay any borrowings under the revolving credit facility at any time, but must repay all borrowings no later than April 24, 2018. There were no amounts outstanding under this revolving line of credit as of January 3, 2015.

        The amount available under this revolving line of credit is reduced by certain letters of credit outstanding, which amounted to $1.3 million as of January 3, 2015.

        Borrowings under the revolving credit facility bear interest at a rate per annum of either (i) the adjusted base rate, as defined in the credit agreement, plus an applicable margin, which varies between 0.50% and 1.50% depending on our total leverage ratio as determined under the credit agreement, or (ii) the adjusted eurocurrency rate, as defined in the credit agreement, plus an applicable margin, which varies between 1.50% and 2.50% depending on our total leverage ratio. We are required to pay a fee on the unused portion of the revolving credit facility at a rate per annum that varies between 0.25% and 0.375% depending on our total leverage ratio. Borrowings under the credit facility are secured by 100% of the stock of certain of our U.S. subsidiaries and 65% of the stock of certain of our foreign subsidiaries, which represent approximately $6.4 million in net assets as of January 3, 2015.

        Under the credit agreement, we must comply with various financial and non-financial covenants. Compliance with these financial covenants is tested on a fiscal quarterly basis. Any indebtedness outstanding under the credit facility may become immediately due and payable upon the occurrence of stated events of default, including our failure to pay principal, interest or fees or a violation of any financial covenant. The financial covenants require us to maintain an adjusted consolidated EBITDA to consolidated interest expense ratio of more than 2.5 to 1.0 and to comply with a consolidated debt to adjusted consolidated EBITDA ratio of not more than 3.0 to 1.0. The non-financial covenant restrictions of the senior credit agreement include, but are not limited to, our ability to incur additional indebtedness, engage in acquisitions or dispositions, and enter into business combinations.

  Forgivable Loans and Term Loans

        In order to attract and retain highly skilled professionals, we may issue forgivable loans or term loans to employees and non-employee experts. A portion of these loans is collateralized. The forgivable loans have terms that are generally between three and eight years. The principal amount of forgivable loans and accrued interest is forgiven by us over the term of the loans, so long as the employee or non-employee expert continues employment or affiliation with us and complies with certain contractual requirements. The expense associated with the forgiveness of the principal amount of the loans is recorded as compensation expense over the service period, which is consistent with the term of the loans. During the fiscal year-to-date period ended January 3, 2015, we issued approximately $10.9 million in forgivable loans to employees and non-employee experts for future service.

  Compensation Arrangements

        We have entered into compensation arrangements for the payment of incentive performance awards to certain of our non-employee experts and employees if specific performance targets are met. The amounts of the awards to be paid under these compensation arrangements could fluctuate depending on future performance through the respective measurement periods. Changes in the estimated award are expensed prospectively over the remaining service period. We believe that we will have sufficient funds to satisfy any obligations related to the incentive performance awards. We expect to fund these payments, if any, from existing cash resources, cash generated from operations, or financing transactions.

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

  Share Repurchases

        On August 10, 2012, February 13, 2014, and October 23, 2014, our Board of Directors authorized the repurchase of up to $5.0 million, $15.0 million, and $30.0 million, respectively, of our common stock. We may repurchase shares under any of these programs in open market purchases (including through any Rule 10b5-1 plan adopted by CRA) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. During fiscal 2014, we repurchased and retired 971,515 shares under these programs at an average price per share of $26.27, resulting in approximately $20.9 million available for future repurchases as of January 3, 2015.

        We will finance these programs with available cash and cash from future operations. We expect to continue to repurchase shares under these programs.

  Impact of Inflation

        To date, inflation has not had a material impact on our financial results. There can be no assurance, however, that inflation will not adversely affect our financial results in the future.

Contractual Obligations

        The following table presents information about our known contractual obligations as of January 3, 2015. It does not reflect contractual obligations that may have arisen or may arise after that date. Except for historical facts, the information in this section is forward-looking information.

	Payments due by period
Contractual Obligations	Total	Fiscal 2015	Fiscal 2016-2017	Fiscal 2018-2019	After Fiscal 2019
	(in thousands)
Operating lease obligations(1)	$59,355	$9,683	$13,151	$9,192	$27,329
Other long-term liabilities(2)	981	—	981	—	—
Purchase obligations(3)	—	—	—	—	—
Net unrecognized tax benefit obligation under Topic 740(4)	608	222	—	386	—

Total	$60,944	$9,905	$14,132	$9,578	$27,329

(1)
Subsequent event related to operating lease obligations:

On February 24, 2015, we entered into an amendment to our lease with BP Hancock LLC for the office space we rent in the building at 200 Clarendon Street, Boston, Massachusetts. Under this amendment, we will lease an additional 10,057 square feet of office space on the twenty-fifth floor of this building, at an annual rate (excluding customary operating costs and expenses) of $49 per square foot, for a term beginning on June 15, 2015 (or, if later, when landlord completes certain improvements to the space) and ending on June 30, 2020, with the option to extend this term for an additional three-year period.

(2)
Subsequent event related to other long-term liabilities:

On January 8, 2015, NeuCo entered into an agreement to settle this note payable in exchange for aggregate payments of $375,000. Under the settlement order, the scheduled future payments are as follows: $150,000 on January 8, 2015, $150,000 on February 28, 2015, and $75,000 on February 29, 2016. NeuCo's timely payments of these scheduled installments will release NeuCo from its obligations under the settlement order.

(3)
In connection with an acquisition we completed in fiscal 2014, we agreed to pay additional consideration, contingent upon the achievement of specific performance targets. The amount of the award could fluctuate depending on future performance through the respective measurement periods.

(4)
This amount relates to tax and interest on tax audit liabilities.

        We are party to standby letters of credit with RBS Citizens N.A. in support of the minimum future lease payments under leases for permanent office space and bonds required per the terms of certain project proposals and contracts amounting to $1.3 million as of January 3, 2015.

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

Item 7A—Quantitative and Qualitative Disclosure About Market Risk

Foreign Exchange Risk

        The majority of our operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of foreign currencies. Our primary foreign currency exposures relate to our short-term intercompany balances with our foreign subsidiaries and accounts receivable and cash valued in the United Kingdom in U.S. Dollars or Euros. Our primary foreign subsidiaries have functional currencies denominated in the British Pound and Euro, and foreign denominated assets and liabilities are remeasured each reporting period with any exchange gains and losses recorded in our consolidated statements of operations. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the U.S. Dollar and foreign currencies and the Euro and the British Pound. Holding all other variables constant, fluctuations in foreign exchange rates may affect reported revenues and expenses, based on our currency exposures at January 3, 2015. A hypothetical 10% movement in foreign exchange rates on January 3, 2015 would have affected our income before provision for income taxes for the fourth quarter of fiscal 2014 by approximately $0.1 million. However, actual gains and losses in the future could differ materially from this analysis based on the timing and amount of both foreign currency exchange rate movements and our actual exposure.

        From time to time, we may use derivative instruments to manage the risk of exchange rate fluctuations. However, at January 3, 2015, we had no outstanding derivative instruments. We do not use derivative instruments for trading or speculative purposes.

Interest Rate Risk

        We maintain an investment portfolio consisting mainly of commercial paper and money market funds with maturities of three months or less when purchased. These held-to-maturity securities are subject to interest rate risk. However, a hypothetical change in the interest rate of 10% would not have a material impact to the fair values of these securities at January 3, 2015 primarily due to their short maturity.

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

        Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of January 3, 2015, because of a material weakness, described below in Management's Report on Internal Control over Financial Reporting.

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

  (b)
  Evaluation of Changes in Internal Control over Financial Reporting

        During the year ended January 3, 2015, we implemented internal control procedures to address a previously identified material weakness related to income tax accounting and reporting for income taxes. After completing our testing of the design and operating effectiveness of our control enhancements, we concluded that we have remediated the previously identified material weakness as of January 3, 2015.

        Except for the remediation noted above and a material weakness in internal control over financial reporting related to the accounting and reporting for non-routine compensation arrangements (for example, share-based compensation) discussed below, we have determined that, during the fourth quarter of fiscal 2014, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to affect, materially our internal control over financial reporting.

  (c)
  Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in "Internal Control—Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        Based on that assessment, our President and Chief Executive Officer and our Chief Financial Officer concluded that our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles as of January 3, 2015 because of a material weakness in internal control described in the second succeeding paragraph.

        A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

        The Company's controls were not sufficiently complete and comprehensive to ensure that our accounting and reporting for non-routine compensation arrangements (for example, share-based compensation) were complete and accurate. Specifically, there was inadequate and ineffective analysis and review of the documentation and calculations supporting the Company's non-routine compensation arrangements (for example, share-based compensation). Although the amount related to misstatements was corrected in the Company's consolidated financial statements, the absence of sufficient controls creates a reasonable possibility that a material misstatement in the Company's annual or interim consolidated financial statements would not be prevented or detected in a timely manner.

        Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on their assessment of our internal control over financial reporting. The audit report is included herein.

  (d)
  Plan for Remediation of Material Weakness

        Management has initiated a remediation plan which includes the following actions:

  •
  Processes, procedures and controls over compensation arrangements will be reviewed and modified to ensure greater oversight and transparency.

  •
  We will deploy additional resources to bolster our compensation process to ensure that all concepts and interpretations involving the accounting for our compensation arrangements have been appropriately considered, documented and implemented.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        The Board of Directors and Shareholders of CRA International, Inc.:

        We have audited CRA International, Inc.'s internal control over financial reporting as of January 3, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). CRA International, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Assessment of Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. Management has identified a material weakness in internal controls over accounting for non-routine compensation arrangements (for example, share-based compensation), specifically, that these internal controls were not sufficiently complete and comprehensive to ensure that the accounting and reporting for non-routine compensation arrangements (for example, share-based compensation) were complete and accurate and that there was inadequate and ineffective analysis and review of the documentation and calculations supporting the Company's non-routine compensation arrangements (for example, share-based compensation).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CRA International Inc. as of January 3, 2015, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for the year ended January 3, 2015. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2014 consolidated financial statements, and this report does not affect our report dated March 17, 2015, which expressed an unqualified opinion on those financial statements.

        In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, CRA International Inc. has not maintained effective internal control over financial reporting as of January 3, 2015, based on the COSO criteria.

/s/ Ernst & Young LLP
Boston, Massachusetts March 17, 2015

Item 9B—Other Information

        None.

 PART III

        We have omitted the information required in Part III of this annual report because we intend to include that information in our definitive proxy statement for the 2015 special meeting in lieu of annual meeting of shareholders, which we expect to file within 120 days (or such greater number as permitted by SEC rules) after the end of fiscal 2014. We incorporate that information in this annual report by reference to the proxy statement to be filed in connection with the 2015 annual meeting of our shareholders, which we will refer to herein as our "2015 annual proxy statement."

Item 10—Directors, Executive Officers and Corporate Governance

        We incorporate the information required by this item by reference to the sections captioned "Executive Officers and Directors", "Corporate Governance", and "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2015 annual proxy statement.

Item 11—Executive Compensation

        We incorporate the information required by this item by reference to the section captioned "Compensation of Directors and Executive Officers" in our 2015 annual proxy statement.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

        We incorporate the information required by this item by reference to the sections captioned "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plans" in our 2015 annual proxy statement.

Item 13—Certain Relationships and Related Transactions and Director Independence

        We incorporate the information required by this item by reference to the sections captioned "Transactions with Related Parties" and "Corporate Governance" in our 2015 annual proxy statement.

Item 14—Principal Accountant Fees and Services

        We incorporate the information required by this item by reference to the section captioned "Principal Accountant Fees and Services" in our 2015 annual proxy statement.

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

CRA INTERNATIONAL, INC.
	By:	/s/ PAUL A. MALEH Paul A. Maleh
Date: March 17, 2015		President, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL A. MALEH Paul A. Maleh	President, Chief Executive Officer, and Director (principal executive officer)	March 17, 2015
/s/ CHAD M. HOLMES Chad M. Holmes	Chief Financial Officer, Executive Vice President, and Treasurer (principal financial and accounting officer)	March 17, 2015
/s/ ROWLAND T. MORIARTY Rowland T. Moriarty	Chairman of the Board	March 17, 2015
/s/ WILLIAM F. CONCANNON William F. Concannon	Director	March 17, 2015
/s/ NANCY HAWTHORNE Nancy Hawthorne	Director	March 17, 2015
/s/ ROBERT W. HOLTHAUSEN Robert W. Holthausen	Director	March 17, 2015
/s/ RONALD T. MAHEU Ronald T. Maheu	Director	March 17, 2015
/s/ THOMAS S. ROBERTSON Thomas S. Robertson	Director	March 17, 2015
/s/ WILLIAM T. SCHLEYER William T. Schleyer	Director	March 17, 2015

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
3.1	Amended and Restated Articles of Organization.		S-1/A	April 3, 1998	3.2
3.2	Articles of Amendment to our Articles of Organization		8-K	May 11, 2005	99.1
3.3	Amended and Restated By-Laws, as amended.		8-K	January 31, 2011	3.2
4.1	Specimen certificate for common stock.		S-8	April 21, 2006	4.4
10.1*	1998 Incentive and Nonqualified Stock Option Plan, as amended.		10-Q	June 20, 2002	10.1
10.2*	1998 Employee Stock Purchase Plan.		S-1/A	April 3, 1998	10.2
10.3*	2004 Nonqualified Inducement Stock Option Plan.		10-Q	October 15, 2004	10.1
10.4*	Amended and Restated 2006 Equity Incentive Plan, as amended		10-K	March 13, 2014	10.4
10.5*	2009 Nonqualified Inducement Stock Option Plan		10-Q	June 22, 2009	10.1
10.6*	Form of Incentive Stock Option under the 1998 Incentive and Nonqualified Stock Option Plan, as amended.		10-K	February 10, 2005	10.4
10.7*	Form of Nonqualified Stock Option under the 1998 Incentive and Nonqualified Stock Option Plan, as amended.		10-K	February 10, 2005	10.5
10.8*	Form of Nonqualified Stock Option under the 2004 Nonqualified Inducement Stock Option Plan.		10-K	February 10, 2005	10.6
10.9*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan.		8-K	April 27, 2006	10.2
10.10*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan with Company Right of First Refusal.		10-K	February 12, 2009	10.9
10.11*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan, as amended.		10-K	March 2, 2012	10.11
10.12*	Form of Restricted Stock Agreement for Employee or Independent Contractor Awards under the 2006 Equity Incentive Plan.		8-K	April 27, 2006	10.3
10.13*	Form of Restricted Stock Agreement for Employee or Independent Contractor Awards under the 2006 Equity Incentive Plan with Company Right of First Refusal.		10-K	February 12, 2009	10.11
10.14*	Form of Restricted Stock Agreement for Employee or Independent Contractor Awards under the 2006 Equity Incentive Plan with Company, as amended.		10-K	March 2, 2012	10.14
10.15*	Form of Nonqualified Stock Option under the 2006 Equity Incentive Plan.		10-K	February 8, 2007	10.10
10.16*	Form of Nonqualified Stock Option under the 2006 Equity Incentive Plan with Stock Ownership Guidelines.		10-K	March 2, 2012	10.16
10.17*	Form of Restricted Stock Unit Award Agreement under the 2006 Equity Incentive Plan.		10-K	January 29, 2010	10.14
10.18*	Form of Restricted Stock Unit Award Agreement under the 2006 Equity Incentive Plan with Stock Ownership Guidelines.		10-K	March 2, 2012	10.18
10.19*	Form of Restricted Stock Unit Award Agreement for Performance under the 2006 Equity Incentive Plan.		10-K	January 29, 2010	10.15
10.20*	Form of Restricted Stock Unit Award Agreement for Performance under the 2006 Equity Incentive Plan with Stock Ownership Guidelines.		10-K	March 2, 2012	10.20
10.21*	CRA International, Inc. Cash Incentive Plan, as amended.		8-K	March 2, 2012	10.1

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
10.22*	Offer Letter with Wayne D. Mackie dated June 3, 2005.		10-K	February 9, 2006	10.7
10.23*	Summary of Director Compensation.	X
10.24	Office Lease Agreement dated as of March 1, 1978 between CRA and John Hancock Mutual Life Insurance Company, as amended by the First through Eleventh Amendments thereto.		S-1/A	April 3, 1998	10.6
10.25	The Twelfth through Fourteenth Amendments to Office Lease Agreement dated March 1, 1978 between CRA and John Hancock Mutual Life Insurance Company, as amended.		10-K	February 23, 2001	10.7
10.26	Fifteenth Amendment to Office Lease Agreement dated March 1, 1978 between CRA and John Hancock Mutual Life Insurance Company, as amended.		10-K	February 28, 2003	10.8
10.27	Sixteenth Amendment to Office Lease Agreement dated March 1, 1978 between CRA and John Hancock Mutual Life Insurance Company, as amended.		10-Q	June 28, 2004	10.1
10.28	Seventeenth Amendment to Lease dated as of February 6, 2008 between CRA and 100 & 200 Clarendon LLC.		8-K	August 4, 2008	10.1
10.29	Eighteenth Amendment to Lease dated as of July 29, 2008 between CRA and 100 & 200 Clarendon LLC.		8-K	August 4, 2008	10.2
10.30	Nineteenth Amendment to Lease entered into on December 7, 2012 by and between CRA International, Inc. and BP Hancock LLC.		8-K	December 11, 2012	10.1
10.31	Twentieth Amendment to Lease dated as of February 24, 2014 by and between CRA International, Inc. and BP Hancock LLC		8-K	February 27, 2014	10.2
10.32	Lease dated February 24, 2014 by and between CRA International, Inc. and BP Hancock LLC		8-K	February 27, 2014	10.1
10.33	First Amendment to Lease dated as of February 24, 2015 by and between CRA International, Inc. and BP Hancock LLC		8-K	March 2, 2015	10.1
10.34	Office Lease dated as of November 29, 1999 between CRA and 1201 F Street, L.L.C., as amended.		10-K	February 23, 2001	10.9
10.35	Addenda Nos. 3 and 4 to Office Lease dated as of November 29, 1999 between CRA and 1201 F Street, L.L.C. (or its successor in interest, 1201 F Street, L.P.), as amended.	X
10.36	Addendum No. 5 to Office Lease dated as of November 29, 1999 between CRA and 1201 F Street, L.P., as amended.		8-K	December 30, 2014	10.1
10.37	Agreement dated as of October 26, 2006 by and among 99 Bishopsgate (No.1) Limited and 99 Bishopsgate (No.2) Limited, Hammerson UK Properties PLC, 99 Bishopsgate Management Limited, CRA International (UK) Limited, and CRA International, Inc. (including forms of lease agreement).		8-K	November 1, 2006	10.1
10.38	Agreement for Surrender of Leases at 99 Bishopsgate, London EC2, dated April 2, 2012, between CRA International, Inc., CRA International (UK) Limited, Hammerson (99 Bishopsgate) Limited, Hammerson UK Properties PLC and 99 Bishopsgate Management Limited.		8-K	April 6, 2012	10.1
10.39	Form of consulting agreement with outside experts.		S-1/A	April 3, 1998	10.8

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
10.40	Credit Agreement dated as of April 24, 2013 by and among CRA International, Inc. and CRA International (UK) Limited, as the Borrowers, RBS Citizens, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the Lenders party thereto.		8-K	April 30, 2013	10.1
10.41	Securities Pledge Agreement dated as of April 24, 2013 by and between CRA International, Inc., as Pledgor, and RBS Citizens, N.A., as Administrative Agent.		8-K	April 30, 2013	10.2
14.1	CRA International, Inc. Code of Business Conduct and Ethics, as amended.		8-K	July 7, 2010	99.1
21.1	Subsidiaries.	X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	X
23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm.	X
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer.	X
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer.	X
32.1	Section 1350 certification.	X
101	The following financial statements from CRA International, Inc.'s Annual Report on Form 10-K for the fiscal year ended January 3, 2015, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Consolidated Statements of Operations for the fiscal years ended January 3, 2015, December 28, 2013, and December 29, 2012, (ii) Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended January 3, 2015, December 28, 2013, and December 29, 2012, (iii) Consolidated Balance Sheets as at January 3, 2015 and December 28, 2013, (iv) Consolidated Statements of Cash Flows for the fiscal years ended January 3, 2015, December 28, 2013, and December 29, 2012, (v) Consolidated Statements of Shareholders' Equity for the fiscal years ended January 3, 2015, December 28, 2013, and December 29, 2012, and (vi) Notes to Consolidated Financial Statements.	X

*
Management contract or compensatory plan

CRA INTERNATIONAL, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of CRA International, Inc.:

        We have audited the accompanying consolidated balance sheet of CRA International Inc. as of January 3, 2015, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for the year ended January 3, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CRA International, Inc. at January 3, 2015, and the consolidated results of its operations and its cash flows for the fiscal year ended January 3, 2015, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CRA International, Inc.'s internal control over financial reporting as of January 3, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 17, 2015 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 17, 2015

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
CRA International, Inc.:

        We have audited the accompanying consolidated balance sheet of CRA International, Inc. and subsidiaries as of December 28, 2013, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and shareholders' equity for the fiscal years ended December 28, 2013 and December 29, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CRA International, Inc. and subsidiaries as of December 28, 2013, and the results of their operations and their cash flows for the fiscal years ended December 28, 2013 and December 29, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Boston, Massachusetts
March 13, 2014

CRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	January 3, 2015 (53 weeks)	December 28, 2013 (52 weeks)	December 29, 2012 (52 weeks)
	(In thousands, except per share data)
Revenues	$306,371	$278,432	$270,390
Costs of services	206,813	189,262	182,381

Gross profit	99,558	89,170	88,009
Selling, general and administrative expenses	69,074	64,242	67,235
Depreciation and amortization	6,443	6,411	7,190
Goodwill impairment	—	—	71,394

Income (loss) from operations	24,041	18,517	(57,810)
Interest income	163	155	264
Interest expense	(594)	(574)	(300)
Other expense, net	(295)	(180)	(177)

Income (loss) before (provision) benefit for income taxes	23,315	17,918	(58,023)
(Provision) benefit for income taxes	(9,908)	(6,683)	5,180

Net income (loss)	13,407	11,235	(52,843)
Net (income) loss attributable to noncontrolling interest, net of tax	231	135	(147)

Net income (loss) attributable to CRA International, Inc.	13,638	11,370	$(52,990)

Net income (loss) per share attributable to CRA International, Inc.:
Basic	$1.40	$1.13	$(5.21)

Diluted	$1.38	$1.12	$(5.21)

Weighted average number of shares outstanding:
Basic	9,747	10,084	10,167

Diluted	9,897	10,173	10,167

See accompanying notes to the consolidated financial statements.

CRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended	Year Ended	Year Ended
	January 3, 2015 (53 weeks)	December 28, 2013 (52 weeks)	December 29, 2012 (52 weeks)
	(In thousands)
Net income (loss)	$13,407	$11,235	$(52,843)
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,280)	964	1,950

Comprehensive income (loss)	10,127	12,199	(50,893)
Less: comprehensive (income) loss attributable to noncontrolling interest	231	135	(147)

Comprehensive income (loss) attributable to CRA International, Inc.	$10,358	$12,334	$(51,040)

See accompanying notes to the consolidated financial statements

CRA INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	January 3, 2015	December 28, 2013
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$48,199	$51,251
Accounts receivable, net of allowances of $4,177 at January 3, 2015 and $7,210 at December 28, 2013	58,080	57,856
Unbilled services, net of allowances of $2,233 at January 3, 2015 and at $1,827 at December 28, 2013	25,085	24,275
Prepaid expenses and other current assets	13,165	11,775
Deferred income taxes	20,638	17,806

Total current assets	165,167	162,963
Property and equipment, net	14,696	15,655
Goodwill	82,303	81,573
Intangible assets, net of accumulated amortization of $9,584 at January 3, 2015 and $8,392 at December 28, 2013	4,757	4,537
Deferred income taxes, net of current portion	174	955
Other assets	47,915	54,621

Total assets	$315,012	$320,304

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,700	$13,766
Accrued expenses	66,548	65,657
Deferred revenue and other liabilities	6,220	6,098
Deferred income taxes	121	—
Current portion of deferred rent	1,623	2,322
Current portion of deferred compensation	182	117

Total current liabilities	88,394	87,960
Notes payable, net of current portion	981	1,007
Deferred rent and facility-related non-current liabilities	4,535	3,669
Deferred compensation and other non-current liabilities	3,371	1,446
Deferred income taxes, net of current portion	3,027	1,585
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 9,228,272 and 10,048,611 shares issued and outstanding at January 3, 2015 and December 28, 2013, respectively	73,171	93,242
Retained earnings	147,618	133,980
Accumulated other comprehensive loss	(6,704)	(3,424)

Total CRA International, Inc. shareholders' equity	214,085	223,798
Noncontrolling interest	619	839

Total shareholders' equity	214,704	224,637

Total liabilities and shareholders' equity	$315,012	$320,304

See accompanying notes to the consolidated financial statements.

CRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	January 3, 2015 (53 weeks)	December 28, 2013 (52 weeks)	December 29, 2012 (52 weeks)
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$13,407	$11,235	$(52,843)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities, net of effect of acquired businesses:
Depreciation and amortization	6,438	6,460	5,841
Loss on disposal of property and equipment	28	16	1,444
Goodwill impairment	—	—	71,394
Deferred rent	220	(1,903)	(4,475)
Deferred income taxes	(1,431)	3,924	(9,882)
Share-based compensation expenses	5,619	3,035	4,947
Excess tax benefits from share-based compensation	(392)	(7)	(81)
Accounts receivable allowances	(2,996)	(2,186)	2,814
Changes in operating assets and liabilities:
Accounts receivable	1,929	9,917	10,271
Unbilled services	(738)	(2,997)	(4,674)
Prepaid expenses and other current assets, and other assets	(86)	(20,160)	(19,870)
Accounts payable, accrued expenses, and other liabilities	8,152	11,114	(13,411)

Net cash provided by (used in) operating activities	30,150	18,448	(8,525)
INVESTING ACTIVITIES:
Consideration relating to acquisitions, net	(1,784)	(15,591)	—
Purchase of property and equipment	(4,192)	(2,816)	(2,732)
Purchase of investments	—	—	(9,494)
Sale of investments	—	—	23,989
Collections on notes receivable	114	14	989

Net cash (used in) provided by investing activities	(5,862)	(18,393)	12,752
FINANCING ACTIVITIES:
Issuance of common stock, principally stock options exercises	469	207	647
Borrowings under line of credit	—	17,320	—
Payments under line of credit	—	(17,320)	—
Payments on notes payable	(26)	(700)	(650)
Payments of debt issuance costs	—	(1,120)	—
Tax withholding payment reimbursed by restricted shares	(1,222)	(730)	(1,360)
Excess tax benefits from share-based compensation	392	7	81
Repurchase of common stock.	(25,492)	(2,190)	(9,062)

Net cash used in financing activities	(25,879)	(4,526)	(10,344)
Effect of foreign exchange rates on cash and cash equivalents	(1,461)	271	(19)

Net decrease in cash and cash equivalents	(3,052)	(4,200)	(6,136)
Cash and cash equivalents at beginning of period	51,251	55,451	61,587

Cash and cash equivalents at end of period	$48,199	$51,251	$55,451

Noncash investing and financing activities:
Issuance of common stock for acquired business	$427	$—	$—

Supplemental cash flow information:
Cash paid for taxes	$15,580	$2,887	$8,718

Cash paid for interest	$443	$339	$223

See accompanying notes to the consolidated financial statements.

CRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands, except share data)

	Common Stock					CRA International, Inc. Shareholders' Equity
					Accumulated Other Comprehensive Income (Loss)
	Shares Issued	Amount	Receivable From Shareholder	Retained Earnings			Noncontrolling Interest	Total Shareholders' Equity
BALANCE AT DECEMBER 31, 2011	10,329,051	$98,578	$(236)	$175,600	$(6,338)	$267,604	$803	$268,407
Net income (loss)				(52,990)		(52,990)	147	(52,843)
Foreign currency translation adjustment					1,950	1,950		1,950
Exercise of stock options	47,185	647				647		647
Share-based compensation expense for employees		4,868				4,868		4,868
Restricted shares vesting	216,528
Redemption of vested employee restricted shares for tax withholding	(69,207)	(1,360)				(1,360)		(1,360)
Tax deficit on stock option exercises and restricted share vesting		(576)				(576)		(576)
Payments received on notes receivable from shareholders			116			116		116
Shares repurchased	(466,109)	(9,062)				(9,062)		(9,062)
Share-based compensation expense for non-employees		79				79		79
Equity transactions of noncontrolling interest							8	8

BALANCE AT DECEMBER 29, 2012	10,057,448	$93,174	$(120)	$122,610	$(4,388)	$211,276	$958	$212,234
Net income (loss)				11,370		11,370	(135)	11,235
Foreign currency translation adjustment					964	964		964
Exercise of stock options	13,389	207				207		207
Share-based compensation expense for employees		2,888				2,888		2,888
Restricted shares vesting	134,384
Redemption of vested employee restricted shares for tax withholding	(37,642)	(730)				(730)		(730)
Tax deficit on stock option exercises and restricted share vesting		(254)				(254)		(254)
Payments received on notes receivable from shareholders			120			120		120
Shares repurchased	(118,968)	(2,190)				(2,190)		(2,190)
Share-based compensation expense for non-employees		147				147		147
Equity transactions of noncontrolling interest.							16	16

BALANCE AT DECEMBER 28, 2013	10,048,611	$93,242	$—	$133,980	$(3,424)	$223,798	$839	$224,637
Net income (loss)				13,638		13,638	(231)	13,407
Foreign currency translation adjustment					(3,280)	(3,280)		(3,280)
Issuance of common stock	22,520	427				427		427
Exercise of stock options	20,931	469				469		469
Share-based compensation expense for employees		5,348				5,348		5,348
Restricted shares vesting	149,195
Redemption of vested employee restricted shares for tax withholding	(41,470)	(1,222)				(1,222)		(1,222)
Tax benefit on stock option exercises and restricted share vesting		128				128		128
Shares repurchased	(971,515)	(25,492)				(25,492)		(25,492)
Share-based compensation expense for non-employees		271				271		271
Equity transactions of noncontrolling interest.							11	11

BALANCE AT JANUARY 3, 2015	9,228,272	$73,171	$—	$147,618	$(6,704)	$214,085	$619	$214,704

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

Fiscal Year

        CRA's fiscal year end is the Saturday nearest December 31 of each year. CRA's fiscal years periodically contain 53 weeks rather than 52 weeks. Fiscal 2014 was a 53-week year; fiscal 2013 and fiscal 2012 were 52-week years.

Principles of Consolidation

        The consolidated financial statements include the accounts of CRA and its wholly owned subsidiaries. In addition, as more fully explained below, the consolidated financial statements include CRA's interest in NeuCo, Inc. ("NeuCo"). All significant intercompany accounts have been eliminated.

NeuCo Interest

        CRA's ownership interest in NeuCo is 55.89% for all periods presented. Therefore, NeuCo's financial results have been consolidated with CRA's and the portion of NeuCo's results allocable to its other owners is shown as "noncontrolling interest." NeuCo's revenues included in CRA's consolidated statements of operations for fiscal 2014, fiscal 2013, and fiscal 2012 totaled approximately $4.8 million, $5.1 million, and $5.5 million, respectively. NeuCo's net loss included in CRA's consolidated statements of operations for fiscal 2014 and fiscal 2013 was approximately $0.5 million and $0.3 million, respectively. NeuCo's net income included in CRA's consolidated statements of operations for fiscal fiscal 2012 was approximately $0.3 million. NeuCo's net loss, net of amounts allocable to its other owners, included in CRA's consolidated statements of operations for each of fiscal 2014 and fiscal 2013 was approximately $0.2 million. NeuCo's net income, net of amounts allocable to its other owners, included in CRA's consolidated statements of operations for fiscal 2012 was approximately $0.2 million. NeuCo's interim reporting schedule is based on calendar month-ends, and its fiscal year end is the last Saturday of November. CRA's quarterly results could include a few days reporting lag between CRA's quarter end and the most recent financial statements available from NeuCo. CRA does not believe that the reporting lag, if any, will have a significant impact on CRA's consolidated statements of operations or financial condition.

Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make significant estimates and judgments that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of consolidated revenues and expenses during the reporting period. Estimates in these consolidated financial statements include, but are not limited to, accounts and unbilled receivable allowances, revenue recognition on fixed price contracts, depreciation of property and equipment, share-based compensation, valuation of acquired intangible assets, impairment of long lived assets and goodwill, accrued and deferred income taxes, valuation allowances on deferred tax assets, accrued compensation, accrued exit costs, and other accrued expenses. These

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

items are monitored and analyzed by CRA for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. CRA bases its estimates on historical experience and various other assumptions that CRA believes to be reasonable under the circumstances. Actual results may differ from those estimates if CRA's assumptions based on past experience or other assumptions do not turn out to be substantially accurate.

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

        Revenues from the majority of CRA's fixed-price engagements are recognized on a proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. CRA derived approximately 15%, 13%, and 15% of consolidated revenues from fixed-price engagements in fiscal 2014, fiscal 2013, and fiscal 2012, respectively. In general, project costs are classified as costs of services and are based on the direct salary of the consultants on the engagement plus all direct expenses incurred to complete the engagement, including any amounts billed to CRA by non-employee experts. The proportional performance method is used for fixed-price contracts because reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and the terms set forth in the contract, and are indicative of the level of benefit provided to CRA's clients. Fixed-price contracts generally convert to time-and-materials contracts in the event the contract terminates. CRA's management maintains contact with project managers to discuss the status of the projects and, for fixed-price engagements, management is updated on the budgeted costs and resources required to complete the project. These budgets are then used to calculate revenue recognition and to estimate the anticipated income or loss on the project. Occasionally, CRA has been required to commit unanticipated additional resources to complete projects, which has resulted in lower than anticipated income or losses on those contracts. CRA may experience similar situations in the future. Provisions for estimated losses on contracts are made during the period in which such losses become probable and can be reasonably estimated. To date, such losses have not been significant.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Revenues also include reimbursable expenses, which include reimbursements for travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. Reimbursable expenses are as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	January 3, 2015 (53 weeks)	December 28, 2013 (52 weeks)	December 29, 2012 (52 weeks)
Reimbursable expenses	$36,676	$37,320	$33,530

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

Cash Equivalents

        Cash equivalents consist principally of money market funds and commercial paper with maturities of three months or less when purchased. As of January 3, 2015, a substantial portion of CRA's cash accounts was concentrated at a single financial institution, which potentially exposes CRA to credit risks. The financial institution has a short-term credit rating of A-2 by Standard & Poor's ratings services. CRA has not experienced any losses related to such accounts. CRA does not believe that there is significant risk of non-performance by the financial institution. CRA's cash on deposit is fully liquid and CRA continually monitors the credit ratings of the institution.

        The carrying amounts of these instruments classified as cash equivalents are stated at amortized cost, which approximates fair value because of their short-term maturity.

Fair Value of Financial Instruments

        ASC Topic 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 measurement), then priority to quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market (Level 2 measurement), then the lowest priority to unobservable inputs (Level 3 measurement).

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table shows CRA's financial instruments as of January 3, 2015 and December 28, 2013 that are measured and recorded in the financial statements at fair value on a recurring basis (in thousands):

	January 3, 2015
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Unobservable Inputs
	Level 1	Level 2	Level 3
Assets:
Money market funds	$20,042	$—	$—
Commercial paper	—	—	—

Total Assets	$20,042	$—	$—

Liabilities:
Contingent acquisition liability	$—	$—	$316

Total Liabilities	$—	$—	$316

	December 28, 2013
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Unobservable Inputs
	Level 1	Level 2	Level 3
Assets:
Money market funds	$21,034	$—	$—
Commercial paper	—	9,000	—

Total Assets	$21,034	$9,000	$—

Liabilities:
Contingent acquisition liability	$—	$—	$—

Total Liabilities	$—	$—	$—

        The fair values of CRA's money market funds are based on quotes received from third-party banks. The fair value of commercial paper is based on broker quotes that utilize observable market inputs.

        The fair value of the contingent acquisition liability is based on the use of a Monte Carlo model. This fair value measure is based on significant inputs not observed in the market and thus represents a Level 3 measurement. The significant unobservable inputs used in the fair value measurements of this contingent acquisition liability are CRA's measures of the estimated payouts based on internally generated financial projections and discount rates.

        CRA's financial instruments, including cash, accounts receivable, loans and advances to employees and non-employee experts, accounts payable, and accrued expenses, are carried at cost, which approximates their fair value because of the short-term maturity of these instruments or because their stated interest rates are indicative of market interest rates.

Goodwill

        In accordance with ASC Topic 350, "Intangibles—Goodwill and Other", goodwill is not subject to amortization, but is monitored at least annually for impairment, or more frequently, as necessary, if events or circumstances exist that would more likely than not reduce the fair value of the reporting unit

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        There were no impairment losses related to goodwill during fiscal 2014 and fiscal 2013 as there were no events or circumstances that would more likely than not reduce CRA's fair value below its carrying amount.

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

Intangible Assets

        Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their estimated useful lives. Intangible assets consist of non-competition agreements, customer relationships, customer lists, developed technology, and trademarks, all of which are amortized on a straight-line basis over their remaining useful lives of four to ten years.

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

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Leases and Deferred Rent

        CRA leases all of its office space. Leases are evaluated and classified as operating or capital leases for financial reporting purposes. For leases that contain rent escalations and rent holidays, CRA records the total rent payable during the lease term, as determined above, on a straight-line basis over the term of the lease and records the difference between the rents paid and the straight-line rent as deferred rent. Additionally, any tenant improvement allowances received from the lessor are recorded as a reduction to rent expense.

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

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        A rollforward of the accounts receivable allowances is as follows (in thousands):

	Fiscal Year	Fiscal Year	Fiscal Year
	2014	2013	2012
Balance at beginning of period	$7,210	$9,459	$6,548
Change related to NeuCo	(18)	(2)	—
Increases to reserve	948	5,619	6,854
Amounts written off	(3,993)	(7,891)	(3,897)
Effects of foreign currency translation	30	25	(46)

Balance at end of period	$4,177	$7,210	$9,459

        A rollforward of the unbilled receivables allowances is as follows (in thousands):

	Fiscal Year	Fiscal Year	Fiscal Year
	2014	2013	2012
Balance at beginning of period	$1,827	$2,921	$2,521
Increases to reserves	5,242	443	1,329
Amounts written off	(4,836)	(1,538)	(928)
Effects of foreign currency translation	—	1	(1)

Balance at end of period	$2,233	$1,827	$2,921

        Amounts deemed uncollectible are recorded as a reduction to revenues.

Share-Based Compensation

        CRA accounts for equity-based compensation using a fair value based recognition method. Under the fair value recognition requirements of ASC Topic 718, "Compensation-Stock Compensation" ("ASC Topic 718"), share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. The amount of share-based compensation expense recognized at any date must at least equal the portion of grant date value of the award that is vested at that date. In accordance with ASC Topic 718, for performance-vesting restricted stock units awarded to employees, CRA estimates share-based compensation cost at the grant date based on the fair value of the award and recognizes the cost over the requisite service period using the graded acceleration method.

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

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Foreign Currency Translation

        Balance sheet accounts of CRA's foreign subsidiaries are translated into U.S. dollars at year-end exchange rates and operating accounts are translated at average exchange rates for each year. The resulting translation adjustments are recorded in shareholders' equity as a component of accumulated other comprehensive income (loss). Foreign currency transactions are translated at current exchanges rates, with adjustments recorded in the statement of operations. The effect of transaction gains and losses recorded in income (loss) before (provision) benefit for income taxes amounted to losses of $0.3 million, $0.2 million, and $0.2 million for fiscal 2014, fiscal 2013, and fiscal 2012, respectively.

Recent Accounting Standards

Reporting of Going-Concern Uncertainties

        In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and provides guidance to an organization's management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures in the financial statement footnotes. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. CRA believes that the adoption of ASU 2014-15 will not have a material impact on its financial position, results of operations, cash flows, or disclosures.

Accounting for Share-Based Payments

        In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force) ("ASU 2014-12"). ASU 2014-12 clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent on the entity's satisfaction of a performance target until it becomes probable that the performance target will be met. There are no new disclosures required under ASU 2014-12. ASU 2014-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. CRA believes that the adoption of ASU 2014-12 will not have a material impact on its financial position, results of operations, cash flows, or disclosures.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.     Prepaid Expenses and Other Current Assets, and Other Assets

        Prepaid expenses and other current assets consist of the following (in thousands):

	January 3, 2015	December 28, 2013
Term loans to employees	$1,564	$1,764
Other	11,601	10,011

Total	$13,165	$11,775

        Other assets consist of the following (in thousands):

	January 3, 2015	December 28, 2013
Forgivable loans to employees and non-employee experts	$42,907	$51,083
Other	5,008	3,538

Total	$47,915	$54,621

        In order to attract and retain highly skilled professionals, CRA may issue forgivable loans or term loans to employees and non-employee experts which are classified in "prepaid expenses and other current assets" and "other assets" on the accompanying balance sheets as of January 3, 2015 and December 28, 2013. A portion of these loans is collateralized. The forgivable loans have terms that are generally between three and eight years. The principal amount of forgivable loans and accrued interest is forgiven by CRA over the term of the loans, so long as the employee or non-employee expert continues employment or affiliation with CRA and complies with certain contractual requirements. The expense associated with the forgiveness of the principal amount of the loans is recorded as compensation expense over the service period, which is consistent with the term of the loans. During fiscal 2014 and fiscal 2013, CRA issued approximately $10.9 million and $38.8 million, respectively, in forgivable loans to employees and non-employee experts for future service.

4.     Goodwill and Intangible Assets

        The changes in the carrying amount of goodwill for fiscal 2014 and fiscal 2013 are as follows (in thousands):

	Goodwill, gross	Accumulated impairment losses	Goodwill, net
Balance at December 28, 2013	$153,466	$(71,893)	$81,573
Goodwill adjustments related to acquisitions	1,797	—	1,797
Effect of foreign currency translation	(1,067)	—	(1,067)

Balance at January 3, 2015	$154,196	$(71,893)	$82,303

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Goodwill, gross	Accumulated impairment losses	Goodwill, net
Balance at December 29, 2012	$142,658	$(71,893)	$70,765
Goodwill adjustments related to acquisitions	10,563	—	10,563
Goodwill adjustments related to NeuCo	(63)	—	(63)
Effect of foreign currency translation	308	—	308

Balance at December 28, 2013	$153,466	$(71,893)	$81,573

        There were no impairment losses related to goodwill during fiscal 2014 or fiscal 2013. When CRA performed its annual impairment test in the fourth quarter of fiscal 2012, its net book value exceeded its market capitalization plus an estimated control premium. Therefore, CRA was required to perform the second step of the goodwill impairment test, which resulted in a goodwill impairment charge of $71.4 million. CRA recorded this goodwill impairment charge in the fourth quarter of fiscal 2012.

        Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives. There were no impairment losses related to intangible assets during fiscal 2014, fiscal 2013, or fiscal 2012.

        The components of acquired identifiable intangible assets are as follows (in thousands):

	January 3, 2015	December 28, 2013
Non-competition agreements, net of accumulated amortization of $4,046 and $3,802, respectively	$236	$598
Customer relationships, net of accumulated amortization of $3,746 and $3,550, respectively	4,521	3,909
Other intangible assets, net of accumulated amortization of $1,792 and $1,040, respectively	—	30

	$4,757	$4,537

        Amortization of intangible assets was $1.4 million, $1.2 million, and $0.8 million in fiscal 2014, fiscal 2013, and fiscal 2012, respectively. Amortization of intangible assets held at January 3, 2015 for the next five fiscal years is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
2015	$1,063
2016	899
2017	857
2018	831
2019	563

$4,213

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.     Property and Equipment

        Property and equipment consist of the following (in thousands):

	January 3, 2015	December 28, 2013
Computer, office equipment and software	$24,197	$25,034
Leasehold improvements	21,613	21,388
Furniture	7,730	7,788

	53,540	54,210
Accumulated depreciation and amortization	(38,844)	(38,555)

	$14,696	$15,655

        Depreciation expense, including amounts recorded in costs of services, was $5.0 million, $5.2 million, and $5.0 million, in fiscal 2014, fiscal 2013, and fiscal 2012, respectively.

6.     Accrued Expenses

        Accrued expenses consist of the following (in thousands):

	January 3, 2015	December 28, 2013
Compensation and related expenses	$61,527	$51,960
Income taxes payable	490	3,503
Other	4,531	10,194

	$66,548	$65,657

        As of January 3, 2015 and December 28, 2013, $49.2 million and $40.0 million of accrued bonuses for fiscal 2014 and fiscal 2013, respectively, were included above in "Compensation and related expenses".

7.     Credit Agreement

        CRA is party to a credit agreement that provides CRA with a $125.0 million revolving credit facility and a $15 million sublimit for the issuance of letters of credit. CRA may use the proceeds of the revolving credit facility for working capital and other general corporate purposes. CRA may repay any borrowings under the revolving credit facility at any time, but no later than April 24, 2018. There was no amount outstanding under this revolving line of credit as of January 3, 2015.

        As of January 3, 2015, the amount available under this revolving line of credit was reduced by certain letters of credit outstanding, which amounted to $1.3 million. Borrowings under the revolving credit facility bear interest at a rate per annum of either (i) the adjusted base rate, as defined in the credit agreement, plus an applicable margin, which varies between 0.50% and 1.50% depending on CRA's total leverage ratio as determined under the credit agreement, or (ii) the adjusted eurocurrency rate, as defined in the credit agreement, plus an applicable margin, which varies between 1.50% and 2.50% depending on CRA's total leverage ratio. CRA is required to pay a fee on the unused portion of the revolving credit facility at a rate per annum that varies between 0.25% and 0.375% depending on its total leverage ratio. Borrowings under the credit facility are secured by 100% of the stock of certain of CRA's U.S. subsidiaries and 65% of the stock of certain of its foreign subsidiaries, which represent approximately $6.4 million in net assets as of January 3, 2015.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Under the credit agreement, CRA must comply with various financial and non-financial covenants. Compliance with these financial covenants is tested on a fiscal quarterly basis. Any indebtedness outstanding under the credit facility may become immediately due and payable upon the occurrence of stated events of default, including CRA's failure to pay principal, interest or fees or a violation of any financial covenant. The financial covenants require CRA to maintain an adjusted consolidated EBITDA to consolidated interest expense ratio of more than 2.5 to 1.0 and to comply with a consolidated debt to adjusted consolidated EBITDA ratio of not more than 3.0 to 1.0. The non-financial covenant restrictions of the senior credit agreement include, but are not limited to, CRA's ability to incur additional indebtedness, engage in acquisitions or dispositions, and enter into business combinations. As of January 3, 2015, CRA was in compliance with the covenants of its credit agreement.

8.     Employee Benefit Plans

        CRA maintains qualified defined-contribution plans under Section 401(k) of the Internal Revenue Code, covering substantially all U.S. employees who meet specified age and service requirements. Company contributions are made at the discretion of CRA, and cannot exceed the maximum amount deductible under applicable provisions of the Internal Revenue Code. Effective in fiscal 2014, CRA also has a defined-contribution plan covering employees in the United Kingdom for which company contributions are made at the discretion of CRA. Company contributions under these plans amounted to approximately $1.6 million, $1.7 million, and $1.8 million for fiscal 2014, fiscal 2013, and fiscal 2012, respectively.

9.     Leases

        At January 3, 2015, CRA had the following minimum rental commitments for office space and equipment leases, all of which are under non-cancelable operating leases (in thousands):

Fiscal Year	Rental Commitments
2015	$9,683
2016	7,160
2017	5,991
2018	5,020
2019	4,172
Thereafter	27,329

$59,355
Future minimum rentals under sublease arrangements	(457)

$58,898

        Certain office leases contain renewal options that CRA may exercise at its discretion, which were not included in the amounts above. Rent expense was approximately $10.0 million, $9.6 million, and $12.4 million in fiscal 2014, fiscal 2013, and fiscal 2012, respectively. Included in rent expense was $0.9 million in restructuring charges in fiscal 2012. There were no restructuring charges during fiscal 2014 and fiscal 2013.

        CRA is party to standby letters of credit with its bank in support of the minimum future lease payments under leases for office space amounting to $1.3 million as of January 3, 2015.

        See Note 18 for subsequent event related to operating lease obligations.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   Net Income (Loss) Per Share

        Basic net income (loss) per share represents net income (loss) attributable to CRA International, Inc., divided by the weighted average shares of common stock outstanding during the period. Diluted net income per share represents net income divided by the weighted average shares of common stock and common stock equivalents, if applicable, outstanding during the period. Common stock equivalents arise from stock options, unvested shares of restricted stock and unvested restricted stock units, using the treasury stock method. Under the treasury stock method, the amount CRA would receive on the exercise of stock options, the vesting of shares of restricted stock and restricted stock units, the amount of compensation cost for future service that CRA has not yet recognized, and the amount of tax benefits that would be recorded in common stock when these stock options, shares of restricted stock, and restricted stock units become deductible are assumed to be used to repurchase shares at the average share price over the applicable fiscal period, and these repurchased shares are netted against the shares underlying these stock options, unvested shares of restricted stock, and unvested restricted stock units. CRA's unvested shares of restricted stock that contain rights to receive non-forfeitable dividends are considered participating securities, but net earnings available to these participating securities were not significant for fiscal 2014. A reconciliation of basic to diluted weighted average shares of common stock outstanding is as follows (in thousands):

	Fiscal Year 2014	Fiscal Year 2013	Fiscal Year 2012
Basic weighted average shares outstanding	9,747	10,084	10,167
Common stock equivalents:
Stock options and restricted stock	150	89	—

Diluted weighted average shares outstanding	9,897	10,173	10,167

        For fiscal 2014, fiscal 2013, and fiscal 2012, certain share-based awards, which amounted to 764,748, 1,138,411, and 1,947,992 shares, respectively, were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding because they were anti-dilutive. These share-based awards were anti-dilutive because their exercise price exceeded the average market price over the applicable period. Additionally, approximately 140,000 common stock equivalents were excluded from diluted weighted average shares outstanding for fiscal 2012 because they were anti-dilutive as CRA had a net loss for that period.

11.   Common Stock

        Share-Based Compensation.    Approximately $5.3 million, $2.9 million, and $4.9 million of share-based compensation expense was recorded in fiscal 2014, fiscal 2013, and fiscal 2012, respectively, as an increase to common stock for share-based payment awards made to CRA's employees and directors, based on the estimated grant date fair values of stock options, shares of restricted stock, and restricted stock units vesting during the period.

        CRA also recorded $271,000, $147,000, and $79,000 for fiscal 2014, fiscal 2013, and fiscal 2012, respectively, in shared-based compensation expense for grants to non-employees (other than directors).

        Restricted Share Vesting.    In fiscal 2014, fiscal 2013, and fiscal 2012, 149,195, 134,384, and 216,528 shares of restricted stock and restricted stock units vested, respectively. CRA redeemed 41,470, 37,642, and 69,207, of these shares from their holders in order to pay $1.2 million, $0.7 million, and $1.4 million, respectively, of employee tax withholdings.

        Common Stock Repurchases and Retirements.    On August 10, 2012, February 13, 2014, and October 23, 2014, CRA's Board of Directors authorized the repurchase of up to $5.0 million,

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$15.0 million, and $30.0 million, respectively, of CRA's common stock. CRA may repurchase shares under any of these programs in open market purchases (including through any Rule 10b5-1 plan adopted by CRA) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. CRA records the retirement of its repurchased shares as a reduction to common stock.

        During fiscal 2014, CRA repurchased and retired 971,515 shares of its common stock under these programs at an aggregate price of approximately $25.5 million, resulting in approximately $20.9 million available for future repurchases as of January 3, 2015. During fiscal 2013, CRA repurchased and retired 118,968 shares of its common stock under these programs at an aggregate price of approximately $2.2 million. During fiscal 2012, CRA repurchased and retired 466,109 shares of its common stock under these programs at an aggregate price of approximately $9.1 million. CRA records the retirement of its repurchased common stock as a reduction to common stock.

        During fiscal 2014, fiscal 2013, and fiscal 2012, CRA did not repurchase any shares of its common stock from non-employee experts or employees based on contractual rights of first purchase contained in their stock purchase agreement with CRA.

        Exercise of Stock Options.    During fiscal 2014, 20,931 options were exercised for $0.5 million of proceeds. During fiscal 2013, 13,389 options were exercised for $0.2 million of proceeds. During fiscal 2012, 47,185 options were exercised for $0.6 million of proceeds.

        Tax Benefits and Deficits on Stock Option Exercises and Restricted Share Vesting.    In fiscal 2014, CRA recorded $0.1 million of tax benefits on stock options exercises and the vesting of shares of restricted stock and restricted stock units as a decrease to common stock. CRA recorded tax deficits on stock options exercises and vesting of shares of restricted stock and restricted stock units as a decrease to common stock in fiscal 2013 and fiscal 2012, totaling $0.3 million and $0.6 million, respectively.

12.   Share-Based Compensation

        CRA recorded approximately $5.3 million, $2.9 million, and $4.9 million of compensation expense for fiscal 2014, fiscal 2013, and fiscal 2012, respectively, for share-based awards consisting of stock options, shares of restricted stock, time-vesting restricted stock units, and performance-vesting restricted stock units issued to employees and directors based on their respective estimated grant date fair values. Performance-vesting restricted stock units are expensed using the graded acceleration method.

        In addition, CRA recorded $271,000, $147,000, and $79,000 of share-based compensation expense during fiscal 2014, fiscal 2013, and fiscal 2012, respectively, for share-based awards consisting of stock options and shares of restricted stock issued to non-employees (other than directors).

        CRA maintains share-based compensation plans that use restricted stock, stock options, restricted stock units, as well as an employee stock purchase plan, to provide incentives to its directors, employees and independent contractors. Additionally, during fiscal 2009, CRA implemented a long-term incentive program ("LTIP") for certain key employees. Under this program, participants may receive a mixture of stock options, time-vesting restricted stock units, and performance-vesting restricted stock units. The program is designed to reward key employees and provide participants the opportunity to share in the long-term growth of CRA. CRA has granted options, time-vesting restricted stock units, and performance-vesting restricted stock units under this program during fiscal 2009 through fiscal 2014, except fiscal 2012. These awards are granted under the 2006 Incentive Plan discussed below.

        CRA's Amended and Restated 2006 Equity Incentive Plan, as amended (the "2006 Incentive Plan"), authorizes the grant of a variety of incentive and performance awards to CRA's directors, employees and independent contractors, including incentive stock options, nonqualified stock options,

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        The following is a rollforward of the maximum number of shares issuable under the 2006 Incentive Plan as of January 3, 2015:

	Actual Shares	Shares Using Fungibility Ratio
Maximum shares of common stock issuable under the 2006 Incentive Plan		4,874,000
Restricted shares or units granted/reserved through March 12, 2008	471,827	(849,289)
Restricted shares or units granted/reserved from March 12, 2008 to April 29, 2010	352,932	(776,450)
Restricted shares or units granted/reserved on or after April 30, 2010	1,481,999	(2,710,594)
Cancellation of restricted shares or units through March 12, 2008	91,277	164,299
Cancellation of restricted shares or units from March 12, 2008 to April 29, 2010	91,964	202,321
Cancellation of restricted shares or units on or after April 30, 2010	470,424	860,877
Options granted		(1,094,726)
Options cancelled		193,183
Options forfeited		27,731

Shares available for grant under the 2006 Incentive Plan		891,352

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

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In addition, under CRA's 2004 Nonqualified Inducement Stock Option Plan, options to purchase 359,420 shares have been granted. With the adoption of the 2006 Incentive Plan, no new stock options will be granted under the 2004 Nonqualified Inducement Stock Option Plan.

        Under CRA's 2009 Nonqualified Inducement Stock Option Plan, options to purchase 200,000 shares have been granted. A maximum of 250,000 shares may be issued pursuant to stock option grants under the 2009 Nonqualified Inducement Stock Option Plan. Accordingly, there are an additional 50,000 stock options available for grant under this plan. Each stock option granted under this plan vests over four years, has a term of seven years, and an exercise price equal to $50.00 per share.

        A summary of option activity from all plans is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 28, 2013	1,292,349	$30.43
Fiscal 2014:
Granted	178,608	30.97
Exercised	(20,931)	22.40
Forfeited	(295,081)	33.26

Outstanding at January 3, 2015	1,154,945	29.93	3.73	$6,403

Options exercisable at January 3, 2015	737,760	$33.14	2.39	$3,746

        The weighted average fair market value using the Black-Scholes option-pricing model of the stock options granted in fiscal 2014 and fiscal 2013 was $12.24 and $7.77, respectively. There were no stock options granted during fiscal 2012. The fair market value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2014	2013
Risk-free interest rate	1.6%	1.4%
Expected volatility	43%	47%
Weighted average expected life (in years)	5.00	5.00
Expected dividends	—	—

        The risk-free interest rate is based on U.S. Treasury interest rates with corresponding terms consistent with the expected life of the stock options. Expected volatility and expected life are based on CRA's historical experience. Expected dividend yield was not considered in the option-pricing formula because CRA does not pay dividends and has no current plans to do so in the future. The forfeiture rate used was based upon historical experience. CRA may adjust the estimated forfeiture rate based upon actual experience.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The aggregate intrinsic value of stock options exercised in fiscal 2014, fiscal 2013, and fiscal 2012 was approximately $0.1 million, $0.1 million, and $0.4 million, respectively. The following table summarizes stock options outstanding and stock options exercisable as of January 3, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at January 3, 2015	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number Exercisable at January 3, 2015	Weighted-Average Exercise Price
$18.48	254,355	5.88	$18.48	63,578	$18.48
$18.49 - 22.81	328,253	3.39	21.68	284,453	21.64
$22.82 - 29.07	86,665	2.00	24.22	82,665	24.18
$29.08 - 32.26	178,608	6.93	30.97	—	—
$32.27 - 48.85	42,500	0.79	42.58	42,500	42.58
$48.86 - 50.00	150,000	1.50	50.00	150,000	50.00
$50.01 - 53.72	114,564	0.25	50.73	114,564	50.73

Total	1,154,945	3.73	$29.93	737,760	$33.14

        The following table summarizes the status of CRA's non-vested stock options since December 28, 2013:

	Non-vested Options
	Number of Shares	Weighted-Average Fair Value
Non-vested at December 28, 2013	401,678	$8.16
Granted	178,608	12.24
Vested	(153,126)	9.03
Forfeited	(9,975)	8.30

Non-vested at January 3, 2015	417,185	$9.98

        The total fair value of stock options that vested during fiscal 2014, fiscal 2013, and fiscal 2012 was $1.4 million, $1.3 million, and $1.5 million, respectively. As of January 3, 2015, there was $3.6 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock options granted. That cost is expected to be recognized over a weighted-average period of 3.2 years.

        CRA grants restricted stock and time-vesting restricted stock unit awards, which are subject to the execution of a restricted stock agreement or restricted stock unit agreement, as applicable. Generally, shares of restricted stock and time-vesting restricted stock units vest in four equal annual installments beginning on the first anniversary of the date of grant. Total unrecognized compensation cost, net of expected forfeitures, related to restricted stock and time-vesting restricted stock unit awards as of January 3, 2015 was $5.8 million, which is expected to be recognized over a weighted-average period of 3.1 years.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table summarizes the status of CRA's non-vested restricted stock and time-vesting restricted stock unit awards since December 28, 2013:

	Non-vested Restricted Stock and Stock Units
	Number of Shares	Weighted-Average Fair Value
Non-vested at December 28, 2013	309,038	$20.39
Granted	135,593	28.51
Vested	(149,195)	21.75
Forfeited	(9,294)	20.95

Non-vested at January 3, 2015	286,142	$23.72

        In accordance with ASC Topic 718, for performance-vesting restricted stock units awarded to employees, CRA estimates share-based compensation cost at the grant date based on the fair value of the award and recognizes the cost over the requisite service period using the graded acceleration method. As of January 3, 2015, up to approximately 212,000 shares may become issuable under performance-vesting restricted stock unit awards upon achievement of certain financial performance goals, including revenue and profits, for a measurement period falling within the first quarter of fiscal 2014 through the fourth quarter of fiscal 2015, and up to approximately 149,000 shares may become issuable under performance-vesting restricted stock unit awards upon achievement of certain financial performance goals, including revenue and profits, for a measurement period falling within the first quarter of fiscal 2015 through the fourth quarter of fiscal 2016.

        In fiscal 1998, CRA adopted its 1998 Employee Stock Purchase Plan. The 1998 Employee Stock Purchase Plan authorizes the issuance of up to an aggregate of 243,000 shares of common stock to participating employees at a purchase price equal to 85% of fair market value on either the first or the last day of the one-year offering period under the Stock Purchase Plan. In fiscal 2014, fiscal 2013, and fiscal 2012, there were no offering periods under this plan and no shares were issued.

13.   Business Segment and Geographic Information

        CRA operates in one business segment, which is consulting services. Revenue and long-lived assets by country, based on the physical location of the operation to which the revenues or the assets relate, are as follows (in thousands):

	Fiscal Year	Fiscal Year	Fiscal Year
	2014 (53 weeks)	2013 (52 weeks)	2012 (52 weeks)
Revenue:
United States	$238,466	$216,815	$207,779
United Kingdom	49,127	46,987	51,059
Other	18,778	14,630	11,552

Total foreign	67,905	61,617	62,611

	$306,371	$278,432	$270,390

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	January 3, 2015	December 28, 2013
Long-lived assets (property and equipment, net):
United States	$12,753	$13,657
United Kingdom	1,595	1,911
Other	348	87

Total foreign	1,943	1,998

	$14,696	$15,655

14.   Income Taxes

        The components of income (loss) before (provision) benefit for income taxes are as follows (in thousands):

	Fiscal Year	Fiscal Year	Fiscal Year
	2014 (53 weeks)	2013 (52 weeks)	2012 (52 weeks)
Income (loss) before (provision) benefit for income taxes:
U.S.	$20,899	$13,659	$(27,290)
Foreign	2,416	4,259	(30,733)

Total	$23,315	$17,918	$(58,023)

        The provision (benefit) for income taxes consists of the following (in thousands):

	Fiscal Year	Fiscal Year	Fiscal Year
	2014 (53 weeks)	2013 (52 weeks)	2012 (52 weeks)
Currently payable:
Federal	$8,585	$1,241	$3,637
Foreign	876	1,264	50
State	1,878	254	1,015

	11,339	2,759	4,702
Deferred:
Federal	(1,068)	3,592	(8,163)
Foreign	(505)	(238)	21
State	142	570	(1,740)

	$(1,431)	$3,924	$(9,882)

	$9,908	$6,683	$(5,180)

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        A reconciliation of CRA's tax rates with the Federal statutory rate is as follows:

	Fiscal Year	Fiscal Year	Fiscal Year
	2014	2013	2012
Federal statutory rate	35.0%	35.0%	(35.0)%
State income taxes, net of federal income tax benefit	3.6	4.4	(1.3)
Goodwill impairment	—	—	20.6
Foreign losses benefited	(1.8)	(2.8)	(0.1)
Losses not benefited	0.6	0.3	4.2
Foreign rate differential	0.6	(0.4)	2.1
Foreign tax credit	—	(0.1)	(0.5)
Uncertain tax positions	0.7	(2.1)	—
Impact of NeuCo's tax provision charges	0.9	1.5	0.1
Permanently disallowed expenses	2.1	1.6	1.0
Prior period adjustments	3.0	—	—
Release of valuation allowance	(2.2)	—	—
Other	—	(0.1)	—

	42.5%	37.3%	(8.9)%

        The effective tax rate in fiscal 2014 was higher than CRA's combined Federal and state statutory tax rate primarily due to a non-cash tax expense recorded in the second quarter of fiscal 2014 to correct an immaterial error in our previously issued consolidated financial statements offset slightly by other prior period adjustments recorded in the fourth quarter. The effective tax rate also included a benefit for the release of a valuation allowance as a result of recording a deferred tax liability associated with acquisition-related intangibles and the utilization of certain historical net operating losses that previously had a valuation allowance which were realized due to the profitability of the acquired business.

        The components of CRA's deferred tax assets (liabilities) are as follows (in thousands):

	January 3, 2015	December 28, 2013
Deferred tax assets:
Accrued compensation and related expense	$23,876	$21,064
Tax basis in excess of financial basis of net accounts receivable	2,065	2,363
Net operating loss carryforwards	5,201	5,421
Tax basis in excess of financial basis of fixed assets	19	1,489
Accrued expenses and other	967	902

Total gross deferred tax assets	32,128	31,239
Less: valuation allowance	(4,912)	(6,101)

Total deferred tax assets net of valuation allowance	27,216	25,138
Deferred tax liabilities:
Excess tax over book amortization	5,708	2,938
Tax basis in excess of financial basis of debentures	3,844	5,024

Total deferred tax liabilities	9,552	7,962

Net deferred tax assets	$17,664	$17,176

        In general, a valuation allowance is recorded against deferred tax assets because CRA's management believes, after considering the available evidence, that it is more likely than not that the

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

assets will not be realized. Reductions in valuation allowances are a result of management's consideration of historical profitability, future expected results and the nature of the related deferred tax assets.

        The net change in the total valuation allowance for fiscal 2014 was a decrease of approximately $1.2 million compared to fiscal 2013. The $1.2 million decrease was primarily related to the recording of a $0.5 million deferred tax liability associated with acquisition-related intangibles, the utilization of $0.4 million net operating losses also as a result of the acquisition, as well as deferred tax changes that lowered the need for a valuation allowance by $0.2 million, offset partially by an additional valuation allowance recorded against certain foreign net operating losses of $0.1 million.

        The ultimate realization of deferred tax assets that continue to be subject to valuation allowances is dependent upon the generation of future taxable income during the periods and in the tax jurisdictions in which those temporary differences become deductible.

        At January 3, 2015 CRA had $9.9 million of foreign net operating loss carry forwards. The foreign operating losses have an indefinite life, except for $0.2 million that will begin to expire in fiscal 2016. NeuCo has net operating loss carryforwards for U.S. federal and U.S. state tax purposes of $10.4 million which are subject to a full valuation allowance and begin to expire in 2015. NeuCo files a separate U.S. federal tax return and none of its losses are available to offset CRA's consolidated taxable income.

        The aggregate changes in the balances of gross unrecognized tax benefits were as follows (in thousands):

	January 3, 2015	December 28, 2013
Balance at beginning of period	$372	$3,032
Additions for tax positions taken during prior years	127	372
Additions for tax positions taken during the current year	45	—
Settlements with tax authorities	(9)	(3,032)

Balance at end of the period	$535	$372

        CRA files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. A number of years may elapse before an uncertain tax position, for which CRA has unrecognized tax benefits, is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, CRA believes that its unrecognized tax benefits reflect the most likely outcome. CRA adjusts these unrecognized tax benefits, and the associated interest, in light of changing facts and circumstances. At the end of fiscal 2014, CRA had $185,000 of interest accrued on its unrecognized tax benefit balance for a total unrecognized tax benefit balance on the balance sheet of $720,000. Of the total unrecognized tax benefit balance, $111,000 is offset by a future tax deduction when recognized. CRA reported $85,000 of interest and penalties related to unrecognized tax benefits in income tax expense during fiscal 2014 as compared to $67,000 during fiscal 2013. Settlement of any particular position could require the use of cash. Of the total $535,000 balance at the end of fiscal 2014, a favorable resolution would result in $467,000 being recognized as a reduction to the effective income tax rate in the period of resolution. It is reasonably likely that $162,000 of gross unrecognized tax benefits will reverse within the next twelve months.

        The number of years with open tax audits varies depending on the tax jurisdiction. CRA's major taxing jurisdiction is the United States. CRA is no longer subject to U.S. federal examinations by the Internal Revenue Service for years before fiscal 2011. CRA's United Kingdom subsidiary's corporate tax returns are no longer subject to examination by Her Majesty's Revenue and Customs for fiscal years

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

before fiscal 2013. CRA is currently under examination in Germany for fiscal 2008 through fiscal 2011 and in France for fiscal 2011 and fiscal 2012. CRA believes its reserves for uncertain tax positions are adequate.

        CRA has not provided for deferred income taxes or foreign withholding taxes on undistributed earnings from its foreign subsidiaries of approximately $3.5 million as of January 3, 2015 because such earnings are considered to be indefinitely reinvested. CRA does not rely on these unremitted earnings as a source of funds for its domestic business as it expects to have sufficient cash flow in the U.S. to fund its U.S. operational and strategic needs. If CRA were to repatriate its foreign earnings that are indefinitely reinvested, it would accrue substantially no additional tax expense.

15.   Related-Party Transactions

        CRA made payments to shareholders of CRA who performed consulting services exclusively for CRA in the amounts of $10.2 million, $6.1 million, and $5.4 million in fiscal 2014, fiscal 2013, and fiscal 2012, respectively. These payments were to exclusive non-employee experts for consulting services performed for CRA's clients in the ordinary course of business.

16.   Restructuring Charges

        CRA did not incur any restructuring charges during fiscal 2014 and fiscal 2013.

        During fiscal 2012, CRA incurred pre-tax restructuring expenses of $6.7 million, of which approximately $5.4 million was for termination benefits, facility-related charges, asset write-downs and other charges in connection with the plan committed to by CRA's management during the third quarter of fiscal 2012 to eliminate and restructure selected practice areas and reduce selling, general and administrative costs. In connection with this plan, CRA eliminated its Chemicals practice and closed its Middle East operations. These restructuring actions, along with the repositioning of other select underperforming practice areas, resulted in the reduction of more than 60 consulting positions. Commensurate with these consulting staff reductions, CRA also took significant actions to lower its selling, general and administrative costs by reducing CRA's administrative staff, eliminating excess office space capacity, better rationalizing remaining office space, and lowering administrative spending, particularly related to outside contractors and professional fees. These restructuring actions were designed to intensify the focus of CRA's portfolio, increase the cohesiveness of its services and improve its margins and profitability. The majority of these actions occurred during the third quarter of fiscal 2012, and the remainder was completed during the fourth quarter of fiscal 2012.

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

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The restructuring expenses and reserve balance are as follows as of January 3, 2015 and December 28, 2013 (in thousands):

	Office Vacancies	Employee Workforce Reduction	Total Restructuring
Balance at December 29, 2012	$2,106	$873	$2,979
Amounts paid, net of amounts received, during fiscal 2013	(759)	(729)	(1,488)
Non-cash adjustments and effect of foreign currency translation during fiscal 2013	(177)	(144)	(321)

Balance at December 28, 2013	$1,170	$—	$1,170
Amounts paid, net of amounts received, during fiscal 2014	(750)	—	(750)
Non-cash adjustments and effect of foreign currency translation during fiscal 2014	42	—	42

Balance at January 3, 2015	$462	$—	$462

        The $0.5 million restructuring liability as of January 3, 2015 is expected to be paid through the third quarter of fiscal 2015 and was classified in "current portion of deferred rent" on the accompanying balance sheet as of January 3, 2015.

17.   Quarterly Financial Data (Unaudited)

	Quarter Ended
	March 29, 2014	June 28, 2014	September 27, 2014	January 3, 2015
	(In thousands, except per share data)
Revenues	$76,245	$78,184	$73,483	$78,459
Gross profit	24,379	25,515	24,066	25,598
Income from operations	5,629	6,493	5,795	6,124
Income before provision for income taxes	5,384	6,334	5,575	6,022
Net income	3,308	3,167	3,189	3,743
Net loss attributable to noncontrolling interest, net of tax	102	21	35	73
Net income attributable to CRA International, Inc.	$3,410	$3,188	$3,224	3,816
Basic net income per share	$0.34	$0.32	$0.33	$0.41
Diluted net income per share	$0.34	$0.32	$0.33	$0.40
Weighted average number of shares outstanding:
Basic	10,029	9,919	9,729	9,344
Diluted	10,108	10,026	9,919	9,560

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Quarter Ended
	March 30, 2013	June 29, 2013	September 28, 2013	December 28, 2013
	(In thousands, except per share data)
Revenues	$63,130	$65,203	$74,427	$75,672
Gross profit	21,115	20,161	23,850	24,044
Income (loss) from operations	3,774	3,170	6,114	5,459
Income (loss) before (provision) benefit for income taxes	3,377	3,368	5,952	5,221
Net income (loss)	2,835	1,351	3,333	3,716
Net (income) loss attributable to noncontrolling interest, net of tax	134	58	(63)	6
Net income (loss) attributable to CRA International, Inc.	2,969	1,409	3,270	3,722
Basic net income (loss) per share	$0.30	$0.14	$0.32	$0.37
Diluted net income (loss) per share	$0.29	$0.14	$0.32	$0.37
Weighted average number of shares outstanding:
Basic	9,994	10,100	10,093	10,071
Diluted	10,084	10,188	10,192	10,148

        Earnings per share is calculated for each period, and the sum of the four quarters may not equal the full year amount.

        During the second quarter of fiscal 2014, CRA identified a prior period error, which was related to the valuation of deferred tax assets in CRA's previously issued consolidated financial statements, and recorded a non-cash tax expense of approximately $0.8 million to correct this error. CRA concluded that this error was not material to its prior reporting periods.

18.   Subsequent Event

        On February 24, 2015, CRA entered into an amendment to its lease with BP Hancock LLC for the office space it rents in the building at 200 Clarendon Street, Boston, Massachusetts. Under this amendment, CRA will lease an additional 10,057 square feet of office space on the twenty-fifth floor of this building, at an annual rate (excluding customary operating costs and expenses) of $49 per square foot, for a term beginning on June 15, 2015 (or, if later, when landlord completes certain improvements to the space) and ending on June 30, 2020, with the option to extend this term for an additional three-year period.