Form 10-Q
period 2015-04-04
CRA INTERNATIONAL, INC.
filed 2015-05-06
CIK 1053706

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2015
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2015
Common Stock, no par value per share	9,163,203 shares

CRA International, Inc.

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

CRA International, Inc.

Condensed Consolidated Income Statements (unaudited)

(In thousands, except per share data)

	Quarter Ended
	April 4, 2015	March 29, 2014
Revenues	$78,039	$76,245
Costs of services	53,819	51,866

Gross profit	24,220	24,379
Selling, general and administrative expenses	18,083	17,160
Depreciation and amortization	1,661	1,590

Income from operations	4,476	5,629
Interest income	17	39
Interest expense	(142)	(164)
Gain on extinguishment of debt	606	—
Other expense, net	(326)	(120)

Income before provision for income taxes	4,631	5,384
Provision for income taxes	(1,732)	(2,076)

Net income	2,899	3,308
Net (income) loss attributable to noncontrolling interest, net of tax	(120)	102

Net income attributable to CRA International, Inc.	$2,779	$3,410

Net income per share attributable to CRA International, Inc.:
Basic	$0.30	$0.34

Diluted	$0.30	$0.34

Weighted average number of shares outstanding:
Basic	9,190	10,029

Diluted	9,403	10,108

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Quarter Ended
	April 4, 2015	March 29, 2014
Net income	$2,899	$3,308
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,262)	163

Comprehensive income	637	3,471
Less: comprehensive (income) loss attributable to noncontrolling interest	(120)	102

Comprehensive income attributable to CRA International, Inc.	$517	$3,573

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except share data)

	April 4, 2015	January 3, 2015
Assets
Current assets:
Cash and cash equivalents	$17,230	$48,199
Accounts receivable, net of allowances of $5,200 at April 4, 2015 and $4,177 at January 3, 2015	55,946	58,080
Unbilled services, net of allowances of $2,187 at April 4, 2015 and at $2,233 at January 3, 2015	32,364	25,085
Prepaid expenses and other current assets	11,652	13,165
Deferred income taxes	21,308	20,638

Total current assets	138,500	165,167
Property and equipment, net	16,992	14,696
Goodwill	81,607	82,303
Intangible assets, net of accumulated amortization of $9,756 at April 4, 2015 and $9,584 at January 3, 2015	4,317	4,757
Deferred income taxes, net of current portion	164	174
Other assets	48,951	47,915

Total assets	$290,531	$315,012

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$13,300	$13,700
Accrued expenses	44,402	66,548
Deferred revenue and other liabilities	6,360	6,220
Deferred income taxes	116	121
Current portion of deferred rent	1,192	1,623
Current portion of deferred compensation	775	182
Current portion of notes payable	75	—

Total current liabilities	66,220	88,394
Notes payable, net of current portion	—	981
Deferred rent and facility-related non-current liabilities	5,275	4,535
Deferred compensation and other non-current liabilities	2,941	3,371
Deferred income taxes, net of current portion	3,857	3,027
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 9,090,935 shares and 9,228,272 shares issued and outstanding at April 4, 2015 and January 3, 2015, respectively	70,062	73,171
Retained earnings	150,397	147,618
Accumulated other comprehensive loss	(8,966)	(6,704)

Total CRA International, Inc. shareholders' equity	211,493	214,085
Noncontrolling interest	745	619

Total shareholders' equity	212,238	214,704

Total liabilities and shareholders' equity	$290,531	$315,012

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Quarter Ended
	April 4, 2015	March 29, 2014
Operating activities:
Net income	$2,899	$3,308
Adjustments to reconcile net income to net cash used in operating activities, net of effect of acquired businesses:
Depreciation and amortization	1,679	1,597
Loss on disposal of property and equipment	16	—
Deferred rent	344	(687)
Deferred income taxes	48	47
Share-based compensation expenses	1,609	1,327
Excess tax benefits on share-based compensation	(39)	—
Gain on extinguishment of debt	(606)	—
Accounts receivable allowances	1,086	(722)
Changes in operating assets and liabilities, exclusive of acquisitions:
Accounts receivable	245	2,910
Unbilled services	(7,557)	(5,003)
Prepaid expenses and other current assets, and other assets	(984)	123
Accounts payable, accrued expenses, and other liabilities	(22,942)	(17,357)

Net cash used in operating activities	(24,202)	(14,457)
Investing activities:
Consideration relating to acquisitions, net	—	(1,504)
Purchase of property and equipment	(2,364)	(447)
Collections on notes receivable	1,550	—
Payments on notes receivable	(40)	—

Net cash used in investing activities	(854)	(1,951)
Financing activities:
Payments on notes payable	(300)	(16)
Tax withholding payment reimbursed by restricted shares	(66)	(143)
Excess tax benefits on share-based compensation	39	—
Repurchase of common stock	(4,535)	(2,124)

Net cash used in financing activities	(4,862)	(2,283)
Effect of foreign exchange rates on cash and cash equivalents	(1,051)	(68)

Net decrease in cash and cash equivalents	(30,969)	(18,759)
Cash and cash equivalents at beginning of period	48,199	51,251

Cash and cash equivalents at end of period	$17,230	$32,492

Noncash investing and financing activities:
Issuance of common stock for acquired business	$—	$427

Supplemental cash flow information:
Cash paid for income taxes	$168	$3,525

Cash paid for interest	$78	$96

See accompanying notes to the condensed consolidated financial statements

CRA International, Inc.

Condensed Consolidated Statement of Shareholders' Equity (unaudited)

(In thousands, except share data)

	Common Stock				CRA International, Inc. Shareholders' Equity
				Accumulated Other Comprehensive Loss
	Shares Issued	Amount	Retained Earnings			Noncontrolling Interest	Total Shareholders' Equity
BALANCE AT JANUARY 3, 2015	9,228,272	$73,171	$147,618	$(6,704)	$214,085	$619	$214,704
Net income	—	—	2,779	—	2,779	120	2,899
Foreign currency translation adjustment	—	—	—	(2,262)	(2,262)	—	(2,262)
Share-based compensation expense for employees	—	1,576	—	—	1,576	—	1,576
Share-based compensation expense for non-employees	—	33	—	—	33	—	33
Restricted share vesting	11,236	—	—	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(3,673)	(111)	—	—	(111)	—	(111)
Tax deficit on stock options and restricted shares vesting	—	(72)	—	—	(72)	—	(72)
Shares repurchased	(144,900)	(4,535)	—	—	(4,535)	—	(4,535)
Equity transactions of noncontrolling interest	—	—	—	—	—	6	6

BALANCE AT APRIL 4, 2015	9,090,935	$70,062	$150,397	$(8,966)	$211,493	$745	$212,238

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

2. Unaudited Interim Condensed Consolidated Financial Statements and Estimates

        The following financial statements included in this report are unaudited: the condensed consolidated income statements for the fiscal quarters ended April 4, 2015 and March 29, 2014, the condensed consolidated statements of comprehensive income for the fiscal quarters ended April 4, 2015 and March 29, 2014, the condensed consolidated balance sheet as of April 4, 2015, the condensed consolidated statements of cash flows for the fiscal quarters ended April 4, 2015 and March 29, 2014, and the condensed consolidated statement of shareholders' equity for the fiscal quarter ended April 4, 2015. In the opinion of management, these statements include all adjustments necessary for a fair presentation of CRA's consolidated financial position, results of operations, and cash flows. The condensed consolidated balance sheet as of January 3, 2015 included in this report was derived from audited consolidated financial statements included in CRA's Annual Report on Form 10-K that was filed on March 17, 2015.

        The preparation of financial statements in conformity with generally accepted accounting principles in the U.S. ("U.S. GAAP") requires management to make significant estimates and judgments that affect the reported amounts of assets and liabilities, as well as related disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates in these consolidated financial statements include, but are not limited to, allowances for accounts receivable and unbilled services, revenue recognition on fixed price contracts, depreciation of property and equipment, share-based compensation, valuation of acquired intangible assets, impairment of long-lived assets, goodwill, accrued and deferred income taxes, valuation allowances on deferred tax assets, accrued compensation, accrued exit costs, and other accrued expenses. These items are monitored and analyzed by CRA for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. CRA bases its estimates on historical experience and various other assumptions that CRA believes to be reasonable under the circumstances. Actual results may differ from those estimates if CRA's assumptions based on past experience or other assumptions do not turn out to be substantially accurate.

3. Principles of Consolidation

        The condensed consolidated financial statements include the accounts of CRA and its wholly owned subsidiaries. In addition, the condensed consolidated financial statements include CRA's interest in NeuCo, Inc. ("NeuCo"). All significant intercompany accounts have been eliminated.

        CRA's ownership interest in NeuCo was 55.89% for all periods presented. Therefore, NeuCo's financial results have been consolidated with CRA, and the portion of NeuCo's results allocable to its other owners is shown as "noncontrolling interest."

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

        On January 8, 2015, NeuCo entered into an agreement to settle a note payable of approximately $981,000 in exchange for aggregate payments of $375,000. NeuCo recorded a gain on the extinguishment of this debt in the first quarter of fiscal 2015 of approximately $606,000. Under the settlement order, the scheduled payments are as follows: $150,000 on January 8, 2015, $150,000 on February 28, 2015, and $75,000 on February 29, 2016. NeuCo made the first two scheduled payments during the first quarter of fiscal 2015. In case of default, the original amount would become due.

4. Recent Accounting Standards

Revenue from Contracts with Customers

        In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The main provision of ASU 2014-09 is to recognize revenue when control of the goods or services transfers to the customer, as opposed to the existing guidance of recognizing revenue when the risks and rewards transfer to the customer. In April 2015, the FASB proposed to defer the effective date of ASU 2014-09. Under the proposal, CRA would be required to adopt this standard for its interim and annual periods beginning after December 15, 2017. Early adoption is permitted for interim and annual periods beginning after December 15, 2016. The guidance may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. CRA has not yet determined the effects, if any, that the adoption of ASU 2014-09 may have on its financial position, results of operations, cash flows, or disclosures.

Simplifying the Presentation of Debt Issuance Costs

        In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30):Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for the first interim period for fiscal years beginning after December 15, 2015. CRA believes that the adoption of ASU 2015-03 will not have a material impact on its financial position, results of operations, cash flows, or disclosures.

Reporting of Going-Concern Uncertainties

        In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and provides guidance to an organization's management, with principles and definitions that are intended to

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4. Recent Accounting Standards (Continued)

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

5. Cash Equivalents

        Cash equivalents consist principally of money market funds with maturities of three months or less when purchased. As of April 4, 2015, a substantial portion of CRA's cash accounts was concentrated at a single financial institution, which potentially exposes CRA to credit risks. The financial institution has a short-term credit rating of A-2 by Standard & Poor's ratings services. CRA has not experienced any losses related to such accounts. CRA does not believe that there is significant risk of non-performance by the financial institution. CRA's cash on deposit is fully liquid and CRA continually monitors the credit ratings of the institution.

        The carrying amounts of these instruments classified as cash equivalents are stated at amortized cost, which approximates fair value because of their short-term maturity.

6. Fair Value of Financial Instruments

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

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Fair Value of Financial Instruments (Continued)

        The following table shows CRA's financial instruments as of April 4, 2015 and January 3, 2015 that are measured and recorded in the financial statements at fair value on a recurring basis (in thousands):

	April 4, 2015
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Unobservable Inputs
	Level 1	Level 2	Level 3
Assets:
Money market funds	$46	$—	$—

Total Assets	$46	$—	$—

Liabilities:
Contingent acquisition liability	$—	$—	$1,134

Total Liabilities	$—	$—	$1,134

	January 3, 2015
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Unobservable Inputs
	Level 1	Level 2	Level 3
Assets:
Money market funds	$20,042	$—	$—

Total Assets	$20,042	$—	$—

Liabilities:
Contingent acquisition liability	$—	$—	$316

Total Liabilities	$—	$—	$316

        The fair values of CRA's money market funds are based on quotes received from third-party banks.

        The contingent acquisition liability in the table above is for estimated future contingent consideration payments related to a prior acquisition. The fair value of the contingent acquisition liability is based on the use of a Monte Carlo model. This fair value measure is based on significant inputs not observed in the market and thus represents a Level 3 measurement. The significant unobservable inputs used in the fair value measurements of this contingent acquisition liability are CRA's measures of the estimated payouts based on internally generated financial projections and discount rates. Significant increases (decreases) in the financial projections would result in significantly lower (higher) fair value measurement. The fair value of the contingent acquisition liability is reassessed on a quarterly basis by CRA using additional information as it becomes available. The increase in the contingent acquisition liability from $0.3 million at January 3, 2015 to $1.1 million as of April 4, 2015 is due to the improved financial performance of the acquired entity during the first quarter of fiscal 2015, which resulted in a charge of $0.8 million to costs of services during the first quarter of fiscal 2015.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Prepaid Expenses and Other Current Assets, and Other Assets

        In order to attract and retain highly skilled professionals, CRA may issue forgivable loans or term loans to employees and non-employee experts which are classified in "prepaid expenses and other current assets" and "other assets" on the accompanying balance sheets as of April 4, 2015 and January 3, 2015. A portion of these loans is collateralized. The forgivable loans have terms that are generally between three and eight years. The principal amount of forgivable loans and accrued interest is forgiven by CRA over the term of the loans, so long as the employee or non-employee expert continues employment or affiliation with CRA and complies with certain contractual requirements. The expense associated with the forgiveness of the principal amount of the loans is recorded as compensation expense over the service period, which is consistent with the term of the loans. During the first quarter of fiscal 2015, CRA issued approximately $5.4 million in forgivable loans to employees and non-employee experts for future service.

        Other assets consist of the following (in thousands):

	April 4, 2015	January 3, 2015
Forgivable loans to employees and non-employee experts	$44,017	$42,907
Other	4,934	5,008

Total	$48,951	$47,915

8. Goodwill

        In accordance with ASC Topic 350, Intangibles—Goodwill and Other, goodwill is not subject to amortization, but is monitored at least annually for impairment, or more frequently, as necessary, if events or circumstances exist that would more likely than not reduce the fair value of the reporting unit below its carrying amount. For the CRA's goodwill impairment analysis, CRA operates under one reporting unit. Under ASC Topic 350, in performing the first step of the goodwill impairment testing and measurement process, CRA compares its entity-wide estimated fair value to net book value to identify potential impairment. Management estimates the entity-wide fair value utilizing CRA's market capitalization, plus an appropriate control premium. Market capitalization is determined by multiplying the shares outstanding on the test date by the market price of CRA's common stock on that date. CRA has utilized a control premium which considers appropriate industry, market and other pertinent factors, including indications of such premiums from data on recent acquisition transactions. If the fair value of CRA is less than its net book value, the second step is performed to determine if goodwill is impaired. If CRA determines through the impairment evaluation process that goodwill has been impaired, an impairment charge would be recorded in the consolidated income statements.

        There were no impairment losses related to goodwill during each of the fiscal quarters ended April 4, 2015 and March 29, 2014, respectively, as there were no events or circumstances that would more likely than not reduce CRA's fair value below its carrying amount.

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

        The changes in the carrying amount of goodwill during the fiscal quarter ended April 4, 2015, are as follows (in thousands):

	Goodwill, gross	Accumulated impairment losses	Goodwill, net
Balance at January 3, 2015	$154,196	$(71,893)	$82,303
Effect of foreign currency translation	(696)	—	(696)

Balance at April 4, 2015	$153,500	$(71,893)	$81,607

        The changes in the carrying amount of goodwill during the fiscal quarter ended March 29, 2014, are as follows (in thousands):

	Goodwill, gross	Accumulated impairment losses	Goodwill, net
Balance at December 28, 2013	$153,466	$(71,893)	$81,573
Goodwill adjustments related to acquisition	1,886	—	1,886
Effect of foreign currency translation	137	—	137

Balance at March 29, 2014	$155,489	$(71,893)	$83,596

9. Accrued Expenses

        Accrued expenses consist of the following (in thousands):

	April 4, 2015	January 3, 2015
Compensation and related expenses	$38,497	$61,527
Income taxes payable	698	490
Other	5,207	4,531

Total	$44,402	$66,548

        As of April 4, 2015 and January 3, 2015, approximately $22.9 million and $49.2 million, respectively, of accrued bonuses were included above in "Compensation and related expenses".

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

(Unaudited)

10. Credit Agreement (Continued)

any borrowings under the revolving credit facility at any time, but no later than April 24, 2018. There was no amount outstanding under this revolving line of credit as of April 4, 2015.

        As of April 4, 2015, the amount available under this revolving line of credit was reduced by certain letters of credit outstanding, which amounted to $1.3 million. Borrowings under the revolving credit facility bear interest at a rate per annum at the election of CRA of either (i) the adjusted base rate, as defined in the credit agreement, plus an applicable margin, which varies between 0.50% and 1.50% depending on CRA's total leverage ratio as determined under the credit agreement, or (ii) the adjusted eurocurrency rate, as defined in the credit agreement, plus an applicable margin, which varies between 1.50% and 2.50% depending on CRA's total leverage ratio. CRA is required to pay a fee on the unused portion of the revolving credit facility at a rate per annum that varies between 0.25% and 0.375% depending on its total leverage ratio. Borrowings under the credit facility are secured by 100% of the stock of certain of CRA's U.S. subsidiaries and 65% of the stock of certain of its foreign subsidiaries, which represent approximately $5.0 million in net assets as of April 4, 2015.

        Under the credit agreement, CRA must comply with various financial and non-financial covenants. Compliance with these financial covenants is tested on a fiscal quarterly basis. Any indebtedness outstanding under the credit facility may become immediately due and payable upon the occurrence of stated events of default, including CRA's failure to pay principal, interest or fees or a violation of any financial covenant. The financial covenants require CRA to maintain an adjusted consolidated EBITDA to consolidated interest expense ratio of more than 2.5 to 1.0 and to comply with a consolidated debt to adjusted consolidated EBITDA ratio of not more than 3.0 to 1.0. The non-financial covenant restrictions of the senior credit agreement include, but are not limited to, CRA's ability to incur additional indebtedness, engage in acquisitions or dispositions, and enter into business combinations. As of April 4, 2015, CRA was in compliance with the covenants of its credit agreement.

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

	Quarter Ended
	April 4, 2015	March 29, 2014
Reimbursable expenses	$8,872	$9,028

        CRA collects goods and services and value added taxes from customers and records these amounts on a net basis, which is within the scope of ASC Topic 605-45, Principal Agent Considerations.

12. Net Income per Share

        Basic net income per share represents net income per share attributable to CRA International, Inc. divided by the weighted average shares of common stock outstanding during the period. Diluted net income per share represents net income divided by the weighted average shares of common stock and common stock equivalents, if applicable, outstanding during the period. Common stock equivalents arise from stock options, unvested shares of restricted stock and unvested restricted stock units, using the treasury stock method. Under the treasury stock method, the amount CRA would receive on the exercise of stock options and the vesting of shares of restricted stock and restricted stock units, the amount of compensation cost for future service that CRA has not yet recognized, and the amount of tax benefits that would be recorded in common stock when these stock options, shares of restricted stock and restricted stock units become deductible, are assumed to be used to repurchase shares at the average share price over the applicable fiscal period, and these repurchased shares are netted against the shares underlying these stock options and these unvested shares of restricted stock and restricted stock units. CRA's unvested shares of restricted stock that contain rights to receive non-forfeitable dividends are considered participating securities, but net earnings available to these participating securities were not significant for the first quarter of fiscal 2015. A reconciliation of basic to diluted weighted average shares of common stock outstanding is as follows (in thousands):

	Quarter Ended
	April 4, 2015	March 29, 2014
Basic weighted average shares outstanding	9,190	10,029
Common stock equivalents:
Stock options, restricted stock and restricted stock units	213	79

Diluted weighted average shares outstanding	9,403	10,108

        For the first quarters of fiscal 2015 and fiscal 2014, the anti-dilutive share based awards that were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding amounted to 391,733 and 1,287,614 shares, respectively. These share-based awards were anti-dilutive because their exercise price exceeded the average market price over the respective period.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

12. Net Income per Share (Continued)

        On August 10, 2012, February 13, 2014, and October 23, 2014, CRA's Board of Directors authorized the repurchase of up to $5.0 million, $15.0 million, and $30.0 million, respectively, of CRA's common stock. CRA may repurchase shares under any of these programs in open market purchases (including through any Rule 10b5-1 plan adopted by CRA) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. CRA records the retirement of its repurchased shares as a reduction to common stock. During the first quarter of fiscal 2015, CRA repurchased and retired 144,900 shares under these share repurchase programs at an average price per share of $31.33. During the first quarter of fiscal 2014, CRA repurchased and retired 95,600 shares under these share repurchase programs at an average price per share of $22.25. There was approximately $16.4 million available for future repurchases under these programs as of April 4, 2015.

13. Income Taxes

        CRA's effective income tax rates were 37.4% and 38.6% for the first quarter of fiscal 2015 and the first quarter of fiscal 2014, respectively. The effective tax rate in the first quarter of fiscal 2015 was lower than the combined Federal and state statutory tax rate primarily due to the geographical mix of earnings. Additionally, the effective tax rate included a benefit for the release of a valuation allowance as a result of the current-year utilization of certain historical foreign net operating losses that previously had a valuation allowance, as well a discrete provision in connection with income taxes payable for a state examination that is nearing conclusion, offset partially by a discrete benefit due to the release of reserves in connection with the finalization of the tax examination in France for fiscal years 2011 and 2012. The effective tax rate in the first quarter of fiscal 2014 was lower than the combined Federal and state statutory tax rate primarily due to the geographical mix of earnings and certain items that were treated as discrete items in the first quarter of fiscal 2014.

14. Restructuring Charges

        CRA did not incur any restructuring charges during the first quarter of fiscal 2015 or the first quarter of fiscal 2014. The restructuring reserve balance was as follows as of April 4, 2015 (in thousands):

Office Vacancies
Balance at January 3, 2015	$462
Amounts paid, net of amounts received, during the first quarter of fiscal 2015	(337)

Balance at April 4, 2015	$125

        On the accompanying balance sheet as of April 4, 2015, the reserve balance of $0.1 million was classified as "current portion of deferred rent".

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

Critical Accounting Policies and Significant Estimates

        The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. ("U.S. GAAP"). The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets and liabilities, as well as related disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates in these condensed consolidated financial statements include, but are not limited to, allowances for accounts receivable and unbilled services, revenue recognition on fixed price contracts, depreciation of property and equipment, share-based compensation, valuation of acquired intangible assets, impairment of long-lived assets, goodwill, accrued and deferred income taxes, valuation allowances on deferred tax assets, accrued compensation, accrued exit costs, and other accrued expenses. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if our assumptions based on past experience or our other assumptions do not turn out to be substantially accurate.

        We have described our significant accounting policies in Note 1 to our consolidated financial statements included in our annual report on Form 10-K for fiscal 2014. We have reviewed our accounting policies, identifying those that we believe to be critical to the preparation and understanding of our consolidated financial statements in the list set forth below. See the disclosure under the heading "Critical Accounting Policies" in Item 7 of Part II of our annual report on Form 10-K for fiscal 2014 for a detailed description of these policies and their potential effects on our results of operations and financial condition.

  •
  Revenue recognition and allowances for accounts receivable and unbilled services

  •
  Share-based compensation expense

  •
  Valuation of goodwill and other intangible assets

  •
  Accounting for income taxes

        We did not adopt any changes in the first quarter of fiscal 2015 that had a material effect on these critical accounting policies nor did we make any changes to our accounting policies in the first quarter of fiscal 2015 that changed these critical accounting policies.

Recent Accounting Standards

        See Note 4 to our condensed consolidated financial statements included in this quarterly report on Form 10-Q for a discussion of recent accounting standards.

Results of Operations

        The following table provides operating information as a percentage of revenues for the periods indicated:

	Quarter Ended
	April 4, 2015	March 29, 2014
Revenues	100.0%	100.0%
Costs of services	69.0	68.0

Gross profit	31.0	32.0
Selling, general and administrative expenses	23.2	22.5
Depreciation and amortization	2.1	2.1

Income from operations	5.7	7.4
Interest income	0.0	0.1
Interest expense	(0.2)	(0.2)
Gain on extinguishment of debt	0.8	—
Other expense, net	(0.4)	(0.2)

Income before provision for income taxes	5.9	7.1
Provision for income taxes	(2.2)	(2.7)

Net income	3.7	4.3
Net (income) loss attributable to noncontrolling interest, net of tax	(0.2)	0.1

Net income attributable to CRA International, Inc.	3.6%	4.5%

Quarter Ended April 4, 2015 Compared to the Quarter Ended March 29, 2014

        Revenues.    Revenues increased $1.8 million, or 2.4%, to $78.0 million for the first quarter of fiscal 2015 from $76.2 million for the first quarter of fiscal 2014. Revenue increased in our litigation, regulatory, and financial consulting business and our management consulting business. Our Antitrust & Competition Economics practice had an outstanding quarter, driven by mergers and acquisitions and antitrust engagements. In addition, our Finance practice delivered solid year-over-year revenue improvement and advised on a range of issues including alleged price fixing and market manipulation concerns. Growth within our management consulting business was led by our Life Sciences practice and its ability to capitalize on areas of expansion during the past year, including the addition of new colleagues in Germany. Utilization was 78% for each of the first quarter of fiscal 2015 and the first quarter of fiscal 2014. Additionally, NeuCo had a decrease in revenue of $0.3 million in the first quarter of fiscal 2015 as compared with the first quarter of fiscal 2014.

        Overall, revenues outside of the U.S. represented approximately 19% of total revenues for the first quarter of fiscal 2015, compared with 25% of total revenues for the first quarter of fiscal 2014. Revenues derived from fixed-price engagements increased to 15% of total revenues for the first quarter of fiscal 2015 compared with 12% for the first quarter of fiscal 2014. These percentages of revenue derived from fixed-price engagements depend largely on the proportion of our revenues derived from our management consulting business, which typically has a higher concentration of fixed-price service contracts.

        Costs of Services.    Costs of services increased $2.0 million, or 3.8%, to $53.8 million for the first quarter of fiscal 2015 from $51.9 million for the first quarter of fiscal 2014. The increase in costs of services was due primarily to an increase in compensation expense for our employee consultants and an increase in the liability for future contingent consideration payments related to a prior acquisition for the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014. As a percentage of revenues, costs of services increased to 69.0% for the first quarter of fiscal 2015 from 68.0% for the first quarter of fiscal 2014 due primarily to the increase in the previously mentioned expenses outpacing the increase in revenues in the first quarter of fiscal 2015 as compared with the first quarter of fiscal 2014.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by $0.9 million, or 5.4%, to $18.1 million for the first quarter of fiscal 2015 from $17.2 million for the first quarter of fiscal 2014. The primary contributors to this increase were increased commissions to our non-employee experts and increased compensation expense in the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014.

        As a percentage of revenues, selling, general and administrative expenses increased to 23.2% for the first quarter of fiscal 2015 from 22.5% for the first quarter of fiscal 2014 due primarily to the increase in commissions to our non-employee experts and increased compensation expense outpacing the increase in revenues in the first quarter of fiscal 2015 as compared with the first quarter of fiscal 2014.

        Gain on Extinguishment of Debt.    On January 8, 2015, NeuCo entered into an agreement to settle a note payable of approximately $981,000 in exchange for aggregate payments of $375,000. NeuCo recorded a gain on the extinguishment of this debt in the first quarter of fiscal 2015 of approximately $606,000. Under the settlement order, the scheduled payments are as follows: $150,000 on January 8, 2015, $150,000 on February 28, 2015, and $75,000 on February 29, 2016. NeuCo made the first two scheduled payments during the first quarter of fiscal 2015. In case of default, the original note would become due.

        Other Expense, Net.    Other expense, net increased by $206,000 to $326,000 for the first quarter of fiscal 2015 from $120,000 for the first quarter of fiscal 2014. Other expense, net consists primarily of foreign currency exchange transaction gains and losses. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies including the Euro, the British Pound, and the Canadian Dollar. Additionally, our multi-currency credit facility allows us to minimize such foreign exchange exposures.

        Provision for Income Taxes.    For the first quarter of fiscal 2015, our provision for income taxes was $1.7 million and the effective tax rate was 37.4% compared to a provision of $2.1 million and an effective tax rate of 38.6% for the first quarter of fiscal 2014. The effective tax rate in the first quarter of fiscal 2015 was lower than our combined Federal and state statutory tax rate due to the geographical mix of earnings. Additionally, the effective tax rate in the first quarter of fiscal 2015 included a benefit for the release of a valuation allowance as a result of the current-year utilization of certain historical foreign net operating losses that previously had a valuation allowance, as well a discrete provision in connection with income taxes payable for a state examination that is nearing conclusion, offset partially by a discrete benefit due to the release of reserves in connection with the finalization of the tax examination in France for fiscal years 2011 and 2012 . The effective tax rate in the first quarter of fiscal 2014 was lower than our combined Federal and state statutory tax rate due to the geographical mix of earnings and certain items that were treated as discrete items in the first quarter of fiscal 2014.

        Net (Income) Loss Attributable to Noncontrolling Interest, Net of Tax.    Our ownership interest in NeuCo was 55.89% for all periods presented. As a result, NeuCo's financial results are consolidated with ours, and allocations of the noncontrolling interest's share of NeuCo's net income result in deductions to our net income, while allocations of the noncontrolling interest's share of NeuCo's net loss result in additions to our net income. The result of operations of NeuCo allocable to its other owners was a net income of $120,000 for the first quarter of fiscal 2015 and a net loss of $102,000 for the first quarter of fiscal 2014.

        Net Income Attributable to CRA International, Inc.    Net income attributable to CRA International, Inc. decreased by $0.6 million to $2.8 million for the first quarter of fiscal 2015 from $3.4 million for the first quarter of fiscal 2014. Diluted net income per share was $0.30 per share for the first quarter of fiscal 2015, compared to $0.34 per share for the first quarter of fiscal 2014. Diluted weighted average shares outstanding decreased by approximately 705,000 shares to approximately 9,403,000 shares for the first quarter of fiscal 2015 from approximately 10,108,000 shares for the first quarter of fiscal 2014. The decrease in diluted weighted average shares outstanding was primarily due to repurchases of common stock, offset in part by an increase as a result of shares of restricted stock and time-vesting restricted stock units that have vested or that have been issued, and stock options that have been exercised, since the first quarter of fiscal 2014.

Liquidity and Capital Resources

        We believe that current cash and cash equivalents, cash generated from operations, and amounts available under our bank line of credit will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

        General.    In the first quarter of fiscal 2015, cash and cash equivalents decreased by $31.0 million. We completed the quarter with cash and cash equivalents of $17.2 million and working capital (defined as current assets less current liabilities) of $72.3 million. The principal drivers of the reduction in cash were the payment of the majority of our fiscal 2014 performance bonuses in the first quarter of fiscal 2015 and the repurchase and retirement of 144,900 shares of our common stock during the first quarter of fiscal 2015.

        Of the total cash and cash equivalents of $17.2 million as of April 4, 2015, $4.8 million was held within the U.S. We have sufficient sources of cash in the U.S. to fund U.S. cash requirements without the need to repatriate any funds.

        As of April 4, 2015, a substantial portion of our cash accounts was concentrated at a single financial institution, which potentially exposes us to credit risks. The financial institution has a short-term credit rating of A-2 by Standard & Poor's ratings services. We have not experienced any losses related to such accounts. We do not believe that there is significant risk of non-performance by the financial institution, and our cash on deposit at this financial institution is fully liquid. We continually monitor the credit ratings of such institution. A change in the credit worthiness of this financial institution could materially affect our liquidity and working capital.

        Sources and Uses of Cash.    During the first quarter of fiscal 2015, net cash used in operating activities was $24.2 million. The primary factor in cash used in operations was the decrease in the "accounts payable, accrued expenses, and other liabilities" line item of the cash flow statement of $22.9 million due to the payment of the majority of our fiscal 2014 performance bonuses during the first quarter of fiscal 2015. Other uses of cash included a decrease in the "unbilled services" line item of the cash flow statement of $7.6 million due to an increase in revenue, and a decrease in the "prepaid expenses and other current assets, and other assets" line item of $1.0 million, partially offset by a $1.3 million net increase in the "accounts receivable" and "accounts receivable allowances" line items of the cash flow statement. Cash provided by operations included net income of $2.9 million, depreciation and amortization expense of $1.7 million, share-based compensation expense of $1.6 million, and non-cash charges for an increase in deferred rent of $0.3 million, partially offset by the gain on extinguishment of debt of $0.6 million.

        During the first quarter of fiscal 2015, net cash used by investing activities was $0.9 million, which included $2.4 million for capital expenditures, partially offset by $1.5 million of collections on notes receivable, net of payments, in the first quarter of fiscal 2015.

        We used $4.9 million of net cash in financing activities during the first quarter of fiscal 2015, primarily for the repurchase and retirement of our common stock of $4.5 million and the redemption of approximately $0.1 million in vested employee restricted shares for tax withholdings. Additionally, NeuCo made payments of $0.3 million on its note payable during the first quarter of fiscal 2015.

  Indebtedness

        We are party to a credit agreement that provides us with a $125.0 million revolving credit facility and a $15 million sublimit for the issuance of letters of credit. We may use the proceeds of the revolving credit facility to provide working capital and for other general corporate purposes. Generally, we may repay any borrowings under the revolving credit facility at any time, but must repay all borrowings no later than April 24, 2018. There were no amounts outstanding under this revolving line of credit as of April 4, 2015.

        The amount available under this revolving line of credit is reduced by certain letters of credit outstanding, which amounted to $1.3 million as of April 4, 2015.

        Borrowings under the revolving credit facility bear interest at a rate per annum at the election of CRA of either (i) the adjusted base rate, as defined in the credit agreement, plus an applicable margin, which varies between 0.50% and 1.50% depending on our total leverage ratio as determined under the credit agreement, or (ii) the adjusted eurocurrency rate, as defined in the credit agreement, plus an applicable margin, which varies between 1.50% and 2.50% depending on our total leverage ratio. We are required to pay a fee on the unused portion of the revolving credit facility at a rate per annum that varies between 0.25% and 0.375% depending on our total leverage ratio. Borrowings under the credit facility are secured by 100% of the stock of certain of our U.S. subsidiaries and 65% of the stock of certain of our foreign subsidiaries, which represent approximately $5.0 million in net assets as of April 4, 2015.

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

  Forgivable Loans and Term Loans

        In order to attract and retain highly skilled professionals, we may issue forgivable loans or term loans to employees and non-employee experts. A portion of these loans is collateralized. The forgivable loans have terms that are generally between three and eight years. The principal amount of forgivable loans and accrued interest is forgiven by us over the term of the loans, so long as the employee or non-employee expert continues employment or affiliation with us and complies with certain contractual requirements. The expense associated with the forgiveness of the principal amount of the loans is recorded as compensation expense over the service period, which is consistent with the term of the loans. During the first quarter of fiscal 2015, we issued approximately $5.4 million in forgivable loans to employees and non-employee experts for future service.

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

  Share Repurchases

        On August 10, 2012, February 13, 2014, and October 23, 2014, our Board of Directors authorized the repurchase of up to $5.0 million, $15.0 million, and $30.0 million, respectively, of our common stock. We may repurchase shares under any of these programs in open market purchases (including through any Rule 10b5-1 plan adopted by CRA) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. During the first quarter of fiscal 2015, we repurchased and retired 144,900 shares under these programs at an average price per share of $31.33, resulting in approximately $16.4 million available for future repurchases as of April 4, 2015.

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

        In March 2015, NeuCo entered into a lease agreement for approximately 4,600 square feet of office space in Boston, Massachusetts for a term beginning on July 1, 2015 and ending on August 31, 2022. Total rent payments under this lease are approximately $950,000 in the aggregate.

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

        The majority of our operations are based in the U.S., and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of foreign currencies. Our primary foreign currency exposures relate to our short-term intercompany balances with our foreign subsidiaries and accounts receivable, unbilled services, and cash valued in the United Kingdom in U.S. Dollars, Euros, or Canadian Dollars. Our primary foreign subsidiaries have functional currencies denominated in the British Pound, the Euro or Canadian Dollars, and foreign denominated assets and liabilities are re-measured each reporting period with any exchange gains and losses recorded in our consolidated income statements. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the U.S. Dollar, the British Pound, the Euro and the Canadian Dollar. Holding all other variables constant, fluctuations in foreign exchange rates may impact reported revenues and expenses significantly, based on currency exposures at April 4, 2015. A hypothetical 10% movement in foreign exchange rates would have affected our income before provision for income taxes for the first quarter of fiscal 2015 by approximately $0.7 million. However, actual gains and losses in the future could differ materially from this analysis based on the timing and amount of both foreign currency exchange rate movements and our actual exposure.

        Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating foreign entities' statements of earnings and balance sheets from functional currency to our reporting currency (the U.S. Dollar) for consolidation purposes. From time to time, we may use derivative instruments to manage the risk of exchange rate fluctuations. However, at April 4, 2015, we had no outstanding derivative instruments. We do not use derivative instruments for trading or speculative purposes.

Interest Rate Risk

        We maintain an investment portfolio consisting mainly of money market funds with maturities of three months or less when purchased. These held-to-maturity securities are subject to interest rate risk. However, a hypothetical change in the interest rate of 10% would not have a material impact to the fair values of these securities at April 4, 2015 primarily due to their short maturity.

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report to provide reasonable assurance that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC's rules and forms. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of April 4, 2015, due to the material weakness in internal control over financial reporting related to the accounting and reporting for non-routine compensation arrangements (for example, share-based compensation) described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended January 3, 2015.

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

Evaluation of Changes in Internal Control over Financial Reporting

        Other than with respect to the ongoing remediation of the material weakness in internal controls over financial reporting related to the accounting and reporting for non-routine compensation arrangements (for example, share-based compensation) pursuant to the plan described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended January 3, 2015, there were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during the first quarter of fiscal 2015 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We may need to take material write-offs for the impairment of goodwill and other intangible assets, including if our market capitalization declines

        As further described in our Notes to Condensed Consolidated Financial Statements, goodwill and intangible assets with indefinite lives are monitored annually for impairment, or more frequently, if events or circumstances exist that would more likely than not reduce our fair value below our carrying amount. In performing the first step of the goodwill impairment testing and measurement process, we compare our entity-wide estimated fair value to net book value to identify potential impairment. We estimate the entity-wide fair value utilizing our market capitalization, plus an appropriate control premium. Market capitalization is determined by multiplying the shares outstanding on the test date by the market price of our common stock on that date. We have utilized a control premium that considers appropriate industry, market and other pertinent factors, including indications of such premiums from data on recent acquisition transactions. If our fair value is less than our net book value, the second step is performed to determine if goodwill is impaired. If we determine through the impairment evaluation process that goodwill has been impaired, an impairment charge would be recorded in our consolidated income statement.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        (a)   Not applicable.

        (b)   Not applicable.

        (c)   The following table provides information about our repurchases of shares of our common stock during the fiscal quarter ended April 4, 2015. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the fiscal quarter into three periods of four weeks, four weeks, and five weeks, respectively, to coincide with our reporting periods during the first quarter of fiscal 2015.

 Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)(2)	(b) Average Price Paid per Share(1)(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 4, 2015 to January 31, 2015	—	—	—	$20,924,824
February 1, 2015 to February 28, 2015	48,987 shares	$31.16 per share	47,200	$19,452,234
March 1, 2015 to April 4, 2015	99,586 shares	$31.37 per share	97,700	$16,385,615

(1)
During the four weeks ended February 28, 2015, we accepted 1,787 shares of our common stock as a tax withholding from certain of our employees, in connection with the vesting of restricted shares that occurred during the indicated period pursuant to the terms of our 2006 equity incentive plan, at an average share price of $30.23. During the five weeks ended April 4, 2015, we accepted 1,886 shares of our common stock as a tax withholding from certain of our employees, in connection with the vesting of restricted shares that occurred during the indicated period pursuant to the terms of our 2006 equity incentive plan, at an average share price of $30.33.

(2)
On August 10, 2012, February 13, 2014, and October 23, 2014, we announced that our Board of Directors approved share repurchase programs of up to $5.0 million, $15.0 million, and $30.0 million, respectively, of our common stock. We may repurchase shares under any of these programs in open market purchases (including through any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. During the four weeks ended February 28, 2015 and the five weeks ended April 4, 2015, we repurchased and retired 47,200 shares and 97,700 shares, respectively, under these programs at an average price per share of $31.20 and $31.39, respectively. Approximately $16.4 million was available for future repurchases under these programs as of April 4, 2015. We expect to continue to repurchase shares under these programs.

ITEM 3.    Defaults Upon Senior Securities

        None.

ITEM 4.    Mine Safety Disclosures

        None.

ITEM 5.    Other Information

        None.

ITEM 6.    Exhibits

Item No.	Description
10.1	First Amendment to Lease dated as of February 24, 2015 by and between CRA International, Inc. and BP Hancock LLC (incorporated by reference to Exhibit 10.1 to our current report on form 8-K filed on March 2, 2015)
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1	Section 1350 certification
101
The following financial statements from CRA International, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2015, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Condensed Consolidated Income Statements (unaudited) for the fiscal quarters ended April 4, 2015 and March 29, 2014, (ii) Condensed Consolidated Statements of Comprehensive Income (unaudited) for the fiscal quarters ended April 4, 2015 and March 29, 2014, (iii) Condensed Consolidated Balance Sheets (unaudited) as at April 4, 2015 and January 3, 2015, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the fiscal quarters ended April 4, 2015 and March 29, 2014, (v) Condensed Consolidated Statement of Shareholders' Equity (unaudited) for the fiscal quarter ended April 4, 2015, and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRA INTERNATIONAL, INC.
Date: May 6, 2015	By:	/s/ PAUL A. MALEH Paul A. Maleh President and Chief Executive Officer
Date: May 6, 2015	By:	/s/ CHAD M. HOLMES Chad M. Holmes Chief Financial Officer, Executive Vice President and Treasurer

EXHIBIT INDEX

Item No.	Description
10.1	First Amendment to Lease dated as of February 24, 2015 by and between CRA International, Inc. and BP Hancock LLC (incorporated by reference to Exhibit 10.1 to our current report on form 8-K filed on March 2, 2015)
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1	Section 1350 certification
101
The following financial statements from CRA International, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2015, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Condensed Consolidated Income Statements (unaudited) for the fiscal quarters ended April 4, 2015 and March 29, 2014, (ii) Condensed Consolidated Statements of Comprehensive Income (unaudited) for the fiscal quarters ended April 4, 2015 and March 29, 2014, (iii) Condensed Consolidated Balance Sheets (unaudited) as at April 4, 2015 and January 3, 2015, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the fiscal quarters ended April 4, 2015 and March 29, 2014, (v) Condensed Consolidated Statement of Shareholders' Equity (unaudited) for the fiscal quarter ended April 4, 2015, and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).