Form 10-Q
period 2015-07-04
CRA INTERNATIONAL, INC.
filed 2015-08-04
CIK 1053706

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2015
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2015
Common Stock, no par value per share	9,069,586 shares

CRA International, Inc.

INDEX

PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements	3
	Condensed Consolidated Income Statements (unaudited)—Quarters Ended July 4, 2015 and June 28, 2014 and the Fiscal Year to Date Periods Ended July 4, 2015 and June 28, 2014	3
	Condensed Consolidated Statements of Comprehensive Income (unaudited)—Quarters Ended July 4, 2015 and June 28, 2014 and the Fiscal Year to Date Periods Ended July 4, 2015 and June 28, 2014	4
	Condensed Consolidated Balance Sheets (unaudited)—July 4, 2015 and January 3, 2015	5
	Condensed Consolidated Statements of Cash Flows (unaudited)—Fiscal Year to Date Periods Ended July 4, 2015 and June 28, 2014	6
	Condensed Consolidated Statement of Shareholders' Equity (unaudited)—Fiscal Year to Date Period Ended July 4, 2015	7
	Notes to Condensed Consolidated Financial Statements (Unaudited)	8
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	27
ITEM 4.	Controls and Procedures	27
PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	28
ITEM 1A.	Risk Factors	28
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
ITEM 3.	Defaults Upon Senior Securities	39
ITEM 4.	Mine Safety Disclosures	39
ITEM 5.	Other Information	39
ITEM 6.	Exhibits	40
Signatures		41

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

CRA International, Inc.

Condensed Consolidated Income Statements (unaudited)

(In thousands, except per share data)

	Quarter Ended		Fiscal Year to Date Period Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Revenues	$76,535	$78,184	$154,574	$154,429
Costs of services	50,675	52,669	104,494	104,535

Gross profit	25,860	25,515	50,080	49,894
Selling, general and administrative expenses	18,667	17,463	36,750	34,623
Depreciation and amortization	1,545	1,559	3,206	3,149

Income from operations	5,648	6,493	10,124	12,122
Interest income	11	39	28	78
Interest expense	(149)	(127)	(291)	(291)
Gain on extinguishment of debt	—	—	606	—
Other expense, net	(119)	(71)	(445)	(191)

Income before provision for income taxes	5,391	6,334	10,022	11,718
Provision for income taxes	(2,189)	(3,167)	(3,921)	(5,243)

Net income	3,202	3,167	6,101	6,475
Net loss attributable to noncontrolling interest, net of tax	123	21	3	123

Net income attributable to CRA International, Inc.	$3,325	$3,188	$6,104	$6,598

Net income per share attributable to CRA International, Inc:
Basic	$0.37	$0.32	$0.66	$0.66

Diluted	$0.36	$0.32	$0.65	$0.66

Weighted average number of shares outstanding:
Basic	9,034	9,919	9,112	9,974

Diluted	9,253	10,026	9,328	10,067

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Quarter Ended		Fiscal Year to Date Period Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net income	$3,202	$3,167	$6,101	$6,475
Other comprehensive income (loss):
Foreign currency translation adjustments	1,556	706	(706)	869

Comprehensive income	4,758	3,873	5,395	7,344
Less: comprehensive loss attributable to noncontrolling interest	123	21	3	123

Comprehensive income attributable to CRA International, Inc.	$4,881	$3,894	$5,398	$7,467

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except share data)

	July 4, 2015	January 3, 2015
Assets
Current assets:
Cash and cash equivalents	$15,816	$48,199
Accounts receivable, net of allowances of $4,692 at July 4, 2015 and $4,177 at January 3, 2015	57,902	58,080
Unbilled services, net of allowances of $2,372 at July 4, 2015 and at $2,233 at January 3, 2015	29,622	25,085
Prepaid expenses and other current assets	18,817	13,165
Deferred income taxes	21,363	20,638

Total current assets	143,520	165,167
Property and equipment, net	23,509	14,696
Goodwill	82,294	82,303
Intangible assets, net of accumulated amortization of $10,170 at July 4, 2015 and $9,584 at January 3, 2015	4,089	4,757
Deferred income taxes, net of current portion	171	174
Other assets	42,804	47,915

Total assets	$296,387	$315,012

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$13,123	$13,700
Accrued expenses	44,978	66,548
Deferred revenue and other liabilities	5,415	6,220
Deferred income taxes	121	121
Current portion of deferred rent	991	1,623
Current portion of deferred compensation	797	182
Current portion of notes payable	75	—

Total current liabilities	65,500	88,394
Notes payable, net of current portion	—	981
Deferred rent and facility-related non-current liabilities	8,730	4,535
Deferred compensation and other non-current liabilities	3,110	3,371
Deferred income taxes, net of current portion	3,981	3,027
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 8,992,221 shares and 9,228,272 shares issued and outstanding at July 4, 2015 and January 3, 2015, respectively	68,126	73,171
Retained earnings	153,722	147,618
Accumulated other comprehensive loss	(7,410)	(6,704)

Total CRA International, Inc. shareholders' equity	214,438	214,085
Noncontrolling interest	628	619

Total shareholders' equity	215,066	214,704

Total liabilities and shareholders' equity	$296,387	$315,012

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Fiscal Year to Date Period Ended
	July 4, 2015	June 28, 2014
Operating activities:
Net income	$6,101	$6,475
Adjustments to reconcile net income to net cash used in operating activities, net of effect of acquired businesses:
Depreciation and amortization	3,231	3,138
Loss on disposal of property and equipment	16	9
Deferred rent	3,564	(1,455)
Deferred income taxes	31	871
Share-based compensation expenses	2,998	2,616
Excess tax benefits from share-based compensation	(87)	—
Gain on extinguishment of debt	(606)	—
Accounts receivable allowances	530	(1,411)
Changes in operating assets and liabilities:
Accounts receivable	(694)	(5,087)
Unbilled services	(4,534)	(3,534)
Prepaid expenses and other current asset, and other assets	(1,524)	1,722
Accounts payable, accrued expenses, and other liabilities	(25,590)	(18,514)

Net cash used in operating activities	(16,564)	(15,170)
Investing activities:
Consideration paid for acquisitions, net	—	(1,537)
Purchase of property and equipment	(8,492)	(1,358)
Collections on notes receivable	1,560	—
Payments on notes receivable	(40)	14

Net cash used in investing activities	(6,972)	(2,881)
Financing activities:
Issuance of common stock, principally stock option exercises	105	—
Payments on notes payable	(300)	(26)
Borrowings under line of credit	4,000	—
Repayments under line of credit	(4,000)	—
Tax withholding payments reimbursed by restricted shares	(111)	(143)
Excess tax benefits from share-based compensation	87	—
Repurchase of common stock	(7,968)	(5,355)

Net cash used in financing activities	(8,187)	(5,524)
Effect of foreign exchange rates on cash and cash equivalents	(660)	(62)

Net decrease in cash and cash equivalents	(32,383)	(23,637)
Cash and cash equivalents at beginning of period	48,199	51,251

Cash and cash equivalents at end of period	$15,816	$27,614

Noncash investing and financing activities:
Issuance of common stock for acquired business	$42	$427
Purchases of property and equipment not yet paid for	2,998	—

Supplemental cash flow information:
Cash paid for income taxes	$5,000	$8,600

Cash paid for interest	$162	$189

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statement of Shareholders' Equity (unaudited)

(In thousands, except share data)

	Common Stock				CRA International, Inc. Shareholders' Equity
				Accumulated Other Comprehensive Loss
	Shares Issued	Amount	Retained Earnings			Noncontrolling Interest	Total Shareholders' Equity
BALANCE AT JANUARY 3, 2015	9,228,272	$73,171	$147,618	$(6,704)	$214,085	$619	$214,704
Net income (loss)	—	—	6,104	—	6,104	(3)	6,101
Foreign currency translation adjustment	—	—	—	(706)	(706)	—	(706)
Issuance of common stock in connection with business acquisition	1,359	42	—	—	42	—	42
Exercise of stock options	4,892	105	—	—	105	—	105
Share-based compensation expense for employees	—	2,962	—	—	2,962	—	2,962
Share-based compensation expense for non-employees	—	36	—	—	36	—	36
Restricted share vesting	25,171	—	—	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(3,673)	(111)	—	—	(111)	—	(111)
Tax deficit on stock options and restricted shares vesting	—	(111)	—	—	(111)	—	(111)
Shares repurchased	(263,800)	(7,968)	—	—	(7,968)	—	(7,968)
Equity transactions of noncontrolling interest	—	—	—	—	—	12	12

BALANCE AT JULY 4, 2015	8,992,221	$68,126	$153,722	$(7,410)	$214,438	$628	$215,066

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

2. Unaudited Interim Condensed Consolidated Financial Statements and Estimates

        The following financial statements included in this report are unaudited: the condensed consolidated income statements for the fiscal quarters and year to date periods ended July 4, 2015 and June 28, 2014, the condensed consolidated statements of comprehensive income for the fiscal quarters and year to date periods ended July 4, 2015 and June 28, 2014, the condensed consolidated balance sheet as of July 4, 2015, the condensed consolidated statements of cash flows for the fiscal year to date periods ended July 4, 2015 and June 28, 2014, and the condensed consolidated statement of shareholders' equity for the fiscal year to date period ended July 4, 2015. In the opinion of management, these statements include all adjustments necessary for a fair presentation of CRA's consolidated financial position, results of operations, and cash flows. The condensed consolidated balance sheet as of January 3, 2015 included in this report was derived from audited consolidated financial statements included in CRA's Annual Report on Form 10-K that was filed on March 17, 2015.

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

4. Recent Accounting Standards

Technical Corrections and Improvements

        In June 2015, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2015-10, Technical Corrections and Improvements ("ASU 2015-10"), which amends a number of Topics in the FASB Accounting Standards Codification. ASU 2015-10 is part of an ongoing project on the FASB's agenda to facilitate Codification updates for non-substantive technical corrections, clarifications, and improvements that are not expected to have a significant effect on accounting practice or create a significant administrative cost to most entities. The amendments that require transition guidance are effective for all entities for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments were effective on issuance. CRA believes that the adoption of ASU 2015-10 will not have a material impact on its financial position, results of operations, cash flows, or disclosures.

Revenue from Contracts with Customers

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The main provision of ASU 2014-09 is to recognize revenue when control of the goods or services transfers to the customer, as opposed to the existing guidance of recognizing revenue when the risks and rewards transfer to the customer. On July 9, 2015, the FASB decided to delay the effective date of ASU 2014-09. The deferral results in ASU 2014-09 being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted for interim and annual periods beginning after December 15, 2016. The guidance may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. CRA has not yet determined the effects, if any, that the adoption of ASU 2014-09 may have on its financial position, results of operations, cash flows, or disclosures.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4. Recent Accounting Standards (Continued)

Simplifying the Presentation of Debt Issuance Costs

        In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for the first interim period for fiscal years beginning after December 15, 2015. CRA believes that the adoption of ASU 2015-03 will not have a material impact on its financial position, results of operations, cash flows, or disclosures.

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

Accounting for Share-Based Payments

        In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force) ("ASU 2014-12"). ASU 2014-12 clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent on the entity's satisfaction of a performance target until it becomes probable that the performance target will be met. There are no new disclosures required under ASU 2014-12. ASU 2014- 12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. CRA believes that the adoption of ASU 2014-12 will not have a material impact on its financial position, results of operations, cash flows, or disclosures.

5. Cash and Cash Equivalents

        Cash equivalents consist principally of money market funds with maturities of three months or less when purchased. As of July 4, 2015, a substantial portion of CRA's cash accounts was concentrated at a single financial institution, which potentially exposes CRA to credit risks. The financial institution has a short-term credit rating of A-2 by Standard & Poor's ratings services. CRA has not experienced any losses related to such accounts. CRA does not believe that there is significant risk of non-performance

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

5. Cash and Cash Equivalents (Continued)

by the financial institution, and the cash on deposit is fully liquid. CRA continually monitors the credit ratings of this institution.

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

        The following table shows CRA's financial instruments as of July 4, 2015 and January 3, 2015 that are measured and recorded in the financial statements at fair value on a recurring basis (in thousands):

	July 4, 2015
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Unobservable Inputs
	Level 1	Level 2	Level 3
Assets:
Money market funds	$46	$—	$—

Total Assets	$46	$—	$—

Liabilities:
Contingent acquisition liability	$—	$—	$861

Total Liabilities	$—	$—	$861

	January 3, 2015
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Unobservable Inputs
	Level 1	Level 2	Level 3
Assets:
Money market funds	$20,042	$—	$—

Total Assets	$20,042	$—	$—

Liabilities:
Contingent acquisition liability	$—	$—	$316

Total Liabilities	$—	$—	$316

        The fair values of CRA's money market funds are based on quotes received from third-party banks.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Fair Value of Financial Instruments (Continued)

        The contingent acquisition liability in the table above is for estimated future contingent consideration payments related to a prior acquisition. The fair value measure of this liability is based on significant inputs not observed in the market and thus represents a Level 3 measurement. The significant unobservable inputs used in the fair value measurements of this contingent acquisition liability are CRA's measures of the estimated payouts based on internally generated financial projections and discount rates. The fair value of the contingent acquisition liability is reassessed on a quarterly basis by CRA using additional information as it becomes available and any change in the fair value estimate is recorded in the earnings of that period. The increase in the contingent acquisition liability from $0.3 million at January 3, 2015 to $0.9 million as of July 4, 2015 was due to the improved financial performance of the acquired entity during the first half of fiscal 2015, which resulted in a charge of $0.8 million to costs of services during the first half of fiscal 2015. Payments of approximately $0.3 million were made during the first half of fiscal 2015.

7. Prepaid Expenses and Other Current Assets, and Other Assets

        In order to attract and retain highly skilled professionals, CRA may issue forgivable loans or term loans to employees and non-employee experts, which are classified in "prepaid expenses and other current assets" and "other assets" on the accompanying balance sheets as of July 4, 2015 and January 3, 2015. A portion of these loans is collateralized. The forgivable loans have terms that are generally between three and eight years. The principal amount of forgivable loans and accrued interest is forgiven by CRA over the term of the loans, so long as the employee or non-employee expert continues employment or affiliation with CRA and complies with certain contractual requirements. The expense associated with the forgiveness of the principal amount of the loans is recorded as compensation expense over the service period, which is consistent with the term of the loans. During the first half of fiscal 2015, CRA issued approximately $6.3 million in forgivable loans to employees and non-employee experts for future service.

        Other assets consist of the following (in thousands):

	July 4, 2015	January 3, 2015
Forgivable loans to employees and non-employee experts	$37,873	$42,907
Other	4,931	5,008

Total	$42,804	$47,915

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

(Unaudited)

8. Goodwill (Continued)

the shares outstanding on the test date by the market price of CRA's common stock on that date. CRA has utilized a control premium that considers appropriate industry, market and other pertinent factors, including indications of such premiums from data on recent acquisition transactions. If the estimated entity-wide fair value of CRA is less than its net book value, the second step is performed to determine if goodwill is impaired. If CRA determines through the impairment evaluation process that goodwill has been impaired, an impairment charge would be recorded in the consolidated income statements.

        There were no impairment losses related to goodwill during each of the fiscal year-to-date periods ended July 4, 2015 or June 28, 2014, as there were no events or circumstances that would more likely than not reduce CRA's fair value below its carrying amount.

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

        The changes in the carrying amount of goodwill during the fiscal year-to-date period ended July 4, 2015, are as follows (in thousands):

	Goodwill, gross	Accumulated impairment losses	Goodwill, net
Balance at January 3, 2015	$154,196	$(71,893)	$82,303
Effect of foreign currency translation	(9)	—	(9)

Balance at July 4, 2015	$154,187	$(71,893)	$82,294

        The changes in the carrying amount of goodwill during the fiscal year-to-date period ended June 28, 2014, are as follows (in thousands):

	Goodwill, gross	Accumulated impairment losses	Goodwill, net
Balance at December 28, 2013	$153,466	$(71,893)	$81,573
Goodwill adjustments related to acquisitions	1,829	—	1,829
Effect of foreign currency translation	494	—	494

Balance at June 28, 2014	$155,789	$(71,893)	$83,896

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9. Accrued Expenses

        Accrued expenses consist of the following (in thousands):

	July 4, 2015	January 3, 2015
Compensation and related expenses	$38,460	$61,527
Income taxes payable	358	490
Other	6,160	4,531

Total	$44,978	$66,548

        As of July 4, 2015 and January 3, 2015, approximately $26.4 million and $49.2 million, respectively, of accrued bonuses were included above in "Compensation and related expenses".

10. Credit Agreement

        As of July 4, 2015, CRA is party to a credit agreement that provides CRA with a $125.0 million revolving credit facility and a $15 million sublimit for the issuance of letters of credit. CRA may use the proceeds of the revolving credit loans for working capital and other general corporate purposes. CRA may repay any borrowings under the revolving credit facility at any time, but no later than April 24, 2018. There was no amount outstanding under this revolving line of credit as of July 4, 2015.

        As of July 4, 2015, the amount available under this revolving line of credit was reduced by certain letters of credit outstanding, which amounted to $1.3 million. Borrowings under the revolving credit facility bear interest at a rate per annum at the election of CRA of either (i) the adjusted base rate, as defined in the credit agreement, plus an applicable margin, which varies between 0.50% and 1.50% depending on CRA's total leverage ratio as determined under the credit agreement, or (ii) the adjusted eurocurrency rate, as defined in the credit agreement, plus an applicable margin, which varies between 1.50% and 2.50% depending on CRA's total leverage ratio. CRA is required to pay a fee on the unused portion of the revolving credit facility at a rate per annum that varies between 0.25% and 0.375% depending on its total leverage ratio. Borrowings under the credit facility are secured by 100% of the stock of certain of CRA's U.S. subsidiaries and 65% of the stock of certain of its foreign subsidiaries, which represent approximately $6.2 million in net assets as of July 4, 2015.

        Under the credit agreement, CRA must comply with various financial and non-financial covenants. Compliance with these financial covenants is tested on a fiscal quarterly basis. Any indebtedness outstanding under the credit facility may become immediately due and payable upon the occurrence of stated events of default, including CRA's failure to pay principal, interest or fees or a violation of any financial covenant. The financial covenants require CRA to maintain an adjusted consolidated EBITDA to consolidated interest expense ratio of more than 2.5 to 1.0 and to comply with a consolidated debt to adjusted consolidated EBITDA ratio of not more than 3.0 to 1.0. The non-financial covenant restrictions of the credit agreement include, but are not limited to, CRA's ability to incur additional indebtedness, engage in acquisitions or dispositions, and enter into business combinations. As of July 4, 2015, CRA was in compliance with the covenants of the credit agreement.

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

        Revenues also include reimbursable expenses, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. Reimbursable expenses are as follows (in thousands):

	Quarter Ended		Fiscal Year to Date Period Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Reimbursable expenses	$7,447	$8,658	$16,319	$17,686

        CRA collects goods and services and value added taxes from customers and records these amounts on a net basis, which is within the scope of ASC Topic 605-45, Principal Agent Considerations.

12. Net Income per Share

        Basic net income per share represents net income attributable to CRA International, Inc. divided by the weighted average shares of common stock outstanding during the period. Diluted net income per share represents net income divided by the weighted average shares of common stock and common stock equivalents, if applicable, outstanding during the period. Common stock equivalents arise from stock options, unvested shares of restricted stock and unvested restricted stock units, using the treasury stock method. Under the treasury stock method, the amount CRA would receive on the exercise of stock options and the vesting of shares of restricted stock and restricted stock units, the amount of compensation cost for future service that CRA has not yet recognized, and the amount of tax benefits that would be recorded in common stock when these stock options, shares of restricted stock and restricted stock units become deductible, are assumed to be used to repurchase shares at the average share price over the applicable fiscal period, and these repurchased shares are netted against the shares underlying these stock options and these unvested shares of restricted stock and restricted stock units. CRA's unvested shares of restricted stock that contain rights to receive non-forfeitable dividends are considered participating securities, but net earnings available to these participating securities were not

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

12. Net Income per Share (Continued)

significant for the second quarter. For the first half of fiscal 2015, the following is a reconciliation of the numerators and denominators used in the calculation of basic net income per share:

	Amount	Shares	Per Share Amount
Net income attributable to CRA International, Inc. allocated to common shares	$6,104	9,183
Less: net income attributable to CRA International, Inc. allocated to unvested shares	(47)	(71)

Net income attributable to CRA International, Inc. allocated to common shares	$6,057	9,112	$0.66

        A reconciliation of basic to diluted weighted average shares of common stock outstanding is as follows (in thousands):

	Quarter Ended		Fiscal Year to Date Period Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Basic weighted average shares outstanding	9,034	9,919	9,112	9,974
Common stock equivalents:
Stock options, restricted shares, and restricted stock units	219	107	216	93

Diluted weighted average shares outstanding	9,253	10,026	9,328	10,067

        For the second quarter and fiscal year to date period ended July 4, 2015, the anti-dilutive share based awards that were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding amounted to 371,421 and 381,577 shares, respectively. For the second quarter and fiscal year-to-date period ended June 28, 2014, certain share-based awards, which amounted to 888,746 and 1,088,180 shares, respectively, were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding because they were anti-dilutive. These share-based awards were anti-dilutive because their exercise price exceeded the average market price over the respective period.

        On August 10, 2012, February 13, 2014, and October 23, 2014, CRA's Board of Directors authorized the repurchase of up to $5.0 million, $15.0 million, and $30.0 million, respectively, of CRA's common stock. CRA may repurchase shares under any of these programs in open market purchases (including under any Rule 10b5-1 plan adopted by CRA) or in privately negotiated transactions, in each case in accordance with applicable insider trading and other securities laws and regulations. CRA records the retirement of its repurchased shares as a reduction to common stock. During the second quarter and first half of fiscal 2015, CRA repurchased and retired 118,900 shares and 263,800 shares, respectively, under these share repurchase programs at an average price per share of $28.90 and $30.23, respectively. During the second quarter and first half of fiscal 2014, CRA repurchased and retired 157,000 shares and 252,600 shares, respectively, under these share repurchase programs at an average

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

12. Net Income per Share (Continued)

price per share of $21.70 and $21.91, respectively. There was approximately $12.9 million available for future repurchases under these programs as of July 4, 2015.

13. Income Taxes

        CRA's effective income tax rates were 40.6% and 50.0% for the second quarters of fiscal 2015 and fiscal 2014, respectively. The effective tax rate in the second quarter of fiscal 2015 was in line with the combined Federal and state statutory tax rate and included favorable rate drivers resulting from the geographical mix of earnings and the use of valuation allowances, offset by the tax treatment of contingent consideration and other permanent tax differences. Additionally, there was a discrete benefit in the quarter related to prior period true-ups primarily as a result of a statutory rate decrease for withholding taxes. The effective tax rate in the second quarter of fiscal 2014 was higher than CRA's combined Federal and state statutory tax rate primarily due to a non-cash tax expense recorded in the second quarter of fiscal 2014 to correct an error in its previously issued consolidated financial statements. During the second quarter of fiscal 2014, CRA identified the prior period error, which was related to the valuation of deferred tax assets in CRA's previously issued consolidated financial statements, concluded that this error was not material to its prior reporting periods, and recorded a non-cash tax expense of approximately $0.8 million to correct this error.

        CRA's effective income tax rates were 39.1% and 44.7% for the first half of fiscal 2015 and the first half of fiscal 2014, respectively. The effective tax rate in the first half of fiscal 2015 was slightly lower than the combined Federal and state statutory tax rate and included favorable rates drivers resulting from the geographical mix of earnings and the use of valuation allowances, offset by the tax treatment of contingent consideration and other permanent tax differences. The valuation allowance benefit resulted from the utilization of certain historical foreign net operating losses that previously had valuation allowances. Additionally, there was a discrete benefit year-to-date related to prior period true-ups primarily as a result of a decrease in a statutory withholding tax rate, as well as the release of reserves in connection with the finalization of the tax examination in France for fiscal years 2011 and 2012, offset by a discrete provision in the first quarter of fiscal 2015 in connection with income taxes payable for a state examination that has now concluded. The effective tax rate for the first half of fiscal 2014 was higher than CRA's combined Federal and state statutory tax rate primarily due to the approximately $0.8 million non-cash tax expense recorded in the second quarter of fiscal 2014 to correct the error in CRA's previously issued consolidated financial statements, described earlier in this note 13, partially offset by certain favorable tax adjustments that were treated as discrete items in the first half of fiscal 2014.

        CRA has not provided for deferred income taxes or foreign withholding taxes on undistributed earnings from its foreign subsidiaries as of July 4, 2015 because such earnings are considered to be indefinitely reinvested. CRA does not rely on these unremitted earnings as a source of funds for its domestic business as it expects to have sufficient cash flow and availability from its U.S. credit line to fund its U.S. operational and strategic needs. If CRA were to repatriate its foreign earnings that are indefinitely reinvested, it would incur minimal additional tax expense.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

14. Restructuring Charges

        CRA did not incur any restructuring charges during the second quarter or first half of fiscal 2015, or the second quarter or first half of fiscal 2014. The restructuring reserve balance was as follows as of July 4, 2015 (in thousands):

Office Vacancies
Balance at January 3, 2015	$462
Amounts paid, net of amounts received, during the first half of fiscal 2015	(424)

Balance at July 4, 2015	$38

        On the accompanying balance sheet as of July 4, 2015, the reserve balance above was classified in "current portion of deferred rent".

        The restructuring reserve balance was as follows as of June 28, 2014 (in thousands):

Office Vacancies
Balance at December 28, 2013	$1,170
Amounts paid, net of amounts received, during the first half of fiscal 2014	(452)
Adjustments during the first half of fiscal 2014	20

Balance at June 28, 2014	$738

15. Subsequent Event

        On July 15, 2015, CRA entered into a new lease with 1411 IC-SIC Property LLC, as landlord, for 25,261 square feet of office space located on the 35th floor of 1411 Broadway, New York, New York. The lease's base term will expire 10 years from the date that CRA begins paying fixed rent under the lease and, subject to certain conditions, will be extendible by CRA for one five-year period. The annual fixed rent for this office space (which does not include customary operating costs and expenses) will be approximately $153,671 per month, or $1,844,053 per annum, for the first five years of the lease's base term and will increase to a rate of approximately $166,301 per month, or $1,955,619 per annum, during the remainder of the lease's base term. The lease gives us a right of first refusal to rent certain additional office space in the office building if it becomes available. The performance of our obligations under the lease is secured by a letter of credit in the amount of $922,027. We took possession of the leased property on August 1, 2015.

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

Critical Accounting Policies and Significant Estimates

        The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. ("U.S. GAAP"). The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets and liabilities, as well as the related disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates in these condensed consolidated financial statements include, but are not limited to, allowance for accounts receivable and unbilled services, revenue recognition on fixed price contracts, depreciation of property and equipment, share-based compensation, valuation of acquired intangible assets, impairment of long lived assets, goodwill, accrued and deferred income taxes, valuation allowances on deferred tax assets, accrued compensation, accrued exit costs, and other accrued expenses. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if our assumptions based on past experience or our other assumptions do not turn out to be substantially accurate.

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

  •
  Share-based compensation expense

  •
  Valuation of goodwill and other intangible assets

  •
  Accounting for income taxes

        We did not adopt any changes in the first half of fiscal 2015 that had a material effect on these critical accounting policies nor did we make any changes to our accounting policies in the first half of fiscal 2015 that changed these critical accounting policies.

Recent Accounting Standards

        See Note 4 to our condensed consolidated financial statements included in this quarterly report on Form 10-Q for a discussion of recent accounting standards.

Results of Operations—For the Quarter and Fiscal Year to Date Period Ended July 4, 2015, Compared to the Quarter and Fiscal Year to Date Period Ended June 28, 2014

        The following table provides operating information as a percentage of revenues for the periods indicated:

	Quarter Ended		Fiscal Year to Date Period Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Revenues	100.0%	100.0%	100.0%	100.0%
Costs of services	66.2	67.4	67.6	67.7

Gross profit	33.8	32.6	32.4	32.3
Selling, general and administrative expenses	24.4	22.3	23.8	22.4
Depreciation and amortization	2.0	2.0	2.1	2.0

Income from operations	7.4	8.3	6.5	7.8
Interest income	0.0	0.0	0.0	0.1
Interest expense	(0.2)	(0.2)	(0.2)	(0.2)
Gain on extinguishment of debt	—	—	0.4	—
Other expense, net	(0.2)	(0.1)	(0.3)	(0.1)

Income before provision for income taxes	7.0	8.1	6.5	7.6
Provision for income taxes	(2.9)	(4.1)	(2.5)	(3.4)

Net income	4.2	4.1	3.9	4.2
Net loss attributable to noncontrolling interest, net of tax	0.2	0.0	0.0	0.1

Net income attributable to CRA International, Inc.	4.3%	4.1%	3.9%	4.3%

Quarter Ended July 4, 2015 Compared to the Quarter Ended June 28, 2014

        Revenues.    Revenues decreased by $1.7 million, or 2.1%, to $76.5 million for the second quarter of fiscal 2015 from $78.2 million for the second quarter of fiscal 2014. Utilization decreased to 75% for the second quarter of fiscal 2015 from 78% for the second quarter of fiscal 2014. A decrease in client reimbursable expenses, which are pass-through expenses that carry little to no margin, was a primary factor in the decreased revenue in the second quarter of fiscal 2015 as compared to the second quarter of fiscal 2014. Additionally, NeuCo had a decrease in revenue of approximately $0.4 million in the second quarter of fiscal 2015 as compared with the second quarter of fiscal 2014.

        Overall, revenues outside of the U.S. represented approximately 21% of total revenues for each of the second quarter of fiscal 2015 and the second quarter of fiscal 2014. Revenues derived from fixed-price engagements decreased to 15% of total revenues for the second quarter of fiscal 2015 compared with 18% for the second quarter of fiscal 2014. These percentages of revenue derived from fixed-price engagements depend largely on the proportion of our revenues derived from our management consulting business, which typically has a higher concentration of fixed-price service contracts.

        Costs of Services.    Costs of services decreased by $2.0 million, or 3.8%, to $50.7 million for the second quarter of fiscal 2015 from $52.7 million for the second quarter of fiscal 2014. The decrease in costs of services was due primarily to a decrease in incentive compensation expense for our employee consultants, and a $1.2 million decrease in client reimbursable expenses in the second quarter of fiscal 2015 as compared to the second quarter of fiscal 2014. As a percentage of revenues, costs of services decreased to 66.2% for the second quarter of fiscal 2015 from 67.4% for the second quarter of fiscal 2014 due primarily to the previously mentioned decrease in incentive compensation expense and client reimbursable expenses outpacing the decrease in revenues in the second quarter of fiscal 2015 as compared with the second quarter of fiscal 2014.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by $1.2 million, or 6.9%, to $18.7 million for the second quarter of fiscal 2015 from $17.5 million for the second quarter of fiscal 2014. The primary contributors to this increase were increases in certain operating expenses (including recruiting fees, marketing expenses, and travel expenses) and increased rent expense for our Boston, Massachusetts office as we occupy the existing space while building out the new space for occupancy in the third quarter of fiscal 2015. Partially offsetting these increases were decreases in commissions to our nonemployee experts for the second quarter of fiscal 2015 as compared to the second quarter of fiscal 2014.

        As a percentage of revenues, selling, general and administrative expenses increased to 24.4% for the second quarter of fiscal 2015 from 22.3% for the second quarter of fiscal 2014 due primarily to the previously mentioned increase in selling, general and administrative expenses and the decrease in revenues in the second quarter of fiscal 2015 as compared with the second quarter of fiscal 2014. Commissions to our nonemployee experts decreased to 2.7% of revenues for the second quarter of fiscal 2015 compared to 3.5% of revenues for second quarter of fiscal 2014.

        Other Expense, Net.    Other expense, net increased by $48,000 to $119,000 for the second quarter of fiscal 2015 from $71,000 for the second quarter of fiscal 2014. Other expense, net consists primarily of foreign currency exchange transaction gains and losses. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies including the Euro, the British Pound, and the Canadian Dollar. Additionally, our multi-currency credit facility allows us to mitigate such foreign exchange exposures.

        Provision for Income Taxes.    The income tax provision was $2.2 million, and the effective tax rate was 40.6%, for the second quarter of fiscal 2015 compared to $3.2 million and 50.0% for the second quarter of fiscal 2014. The effective tax rate in the second quarter of fiscal 2015 was in line with the combined Federal and state statutory tax rate and included favorable rate drivers resulting from the geographical mix of earnings and the use of valuation allowances, offset by the tax treatment of contingent consideration and other permanent tax differences. Additionally, there was a discrete benefit in the quarter related to prior period true-ups primarily as a result of a statutory rate decrease for withholding taxes. The effective tax rate in the second quarter of fiscal 2014 was higher than our combined Federal and state statutory tax rate primarily due to a non-cash tax expense recorded in the second quarter of fiscal 2014 to correct an error in our previously issued consolidated financial statements. During the second quarter of fiscal 2014, we identified the prior period error, which was related to the valuation of deferred tax assets in our previously issued consolidated financial statements, concluded that this error was not material to our prior reporting periods, and recorded a non-cash tax expense of approximately $0.8 million to correct it.

        Net Loss Attributable to Noncontrolling Interest, Net of Tax.    Our ownership interest in NeuCo was 55.89% for the second quarters of fiscal 2014 and fiscal 2015. NeuCo's financial results are consolidated with ours, and allocations of the noncontrolling interest's share of NeuCo's net income result in deductions to our net income, while allocations of the noncontrolling interest's share of NeuCo's net loss result in additions to our net income. The results of operations of NeuCo allocable to its other owners was a net loss of $123,000 for the second quarter of fiscal 2015 and a net loss of $21,000 for the second quarter of fiscal 2014.

        Net Income Attributable to CRA International, Inc.    Net income attributable to CRA International, Inc. increased by $137,000 to $3.3 million for the second quarter of fiscal 2015 from of $3.2 million for the second quarter of fiscal 2014. The net income per diluted share was $0.36 per share for the second quarter of fiscal 2015, compared to $0.32 of net income per diluted share for the second quarter of fiscal 2014. Diluted weighted average shares outstanding decreased by approximately 773,000 shares to approximately 9,253,000 shares for the second quarter of fiscal 2015 from approximately 10,026,000 shares for the second quarter of fiscal 2014. The decrease in diluted weighted average shares outstanding was primarily due to repurchases of common stock since the second quarter of fiscal 2014, offset in part by an increase as a result of shares of restricted stock and time-vesting restricted stock units that have vested or that have been issued, and stock options that have been exercised, since the second quarter of fiscal 2014.

Fiscal Year to Date Period Ended July 4, 2015 Compared to the Fiscal Year to Date Period Ended June 28, 2014

        Revenues.    Revenues increased by $145,000, or 0.1%, to $154.6 million for the fiscal year to date period ended July 4, 2015 from $154.4 million for the fiscal year to date period ended June 28, 2014. Utilization decreased from 78% for the first half of fiscal 2014 to 77% for the first half of fiscal 2015 despite the overall increase in revenues in the first half of fiscal 2015 as compared to the first half of fiscal 2014, and was offset by increased average headcount in the first half of fiscal 2015 compared to the first half of fiscal 2014. The increase revenue was partially offset by the decrease in client reimbursable expenses, which are pass-through expenses that carry little to no margin, in the first half of fiscal 2015 as compared with the first half of fiscal 2014. Additionally, NeuCo had a decrease in revenue of $0.7 million in the first half of fiscal 2015 as compared with the first half of fiscal 2014.

        Overall, revenues outside of the U.S. represented approximately 20% and 23% of total revenues for the first half of fiscal 2015 and the first half of fiscal 2014, respectively. Revenues derived from fixed-price engagements were 15% of total revenues for each of the first half of fiscal 2015 and the first half of fiscal 2014. These percentages of revenue derived from fixed-price engagements depend largely on the proportion of our revenues derived from our management consulting business, which typically has a higher concentration of fixed-price service contracts.

        Costs of Services.    Costs of services remained constant at $104.5 million for each of the first half of fiscal 2015 as compared to the first half of fiscal 2014. As a percentage of revenues, costs of services decreased to 67.6% for the first half of fiscal 2015 from 67.7% for the first half of fiscal 2014 due to the increase in revenue in the first half of fiscal 2015 as compared with the first half of fiscal 2014.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by $2.1 million, or 6.1%, to $36.8 million for the first half of fiscal 2015 from $34.6 million for the first half of fiscal 2014. The primary contributors to this increase were increases in certain operating expenses (including recruiting fees, marketing expenses and travel expenses), and increased rent expense for our Boston, Massachusetts office as we occupy the existing space while building out the new space for occupancy in the third quarter of fiscal 2015. Partially offsetting these increases were decreases in commissions to our nonemployee experts for the first half of fiscal 2015 as compared to the first half of fiscal 2014.

        As a percentage of revenues, selling, general and administrative expenses increased to 23.8% for the first half of fiscal 2015 from 22.4% for first half of fiscal 2014 due primarily to the increase in the previously mentioned selling, general and administrative expenses outpacing the increase in revenues in the first half of fiscal 2015 as compared with the first half of fiscal 2014. Commissions to our nonemployee experts decreased to 3.0% of revenues for the first half of fiscal 2015 compared to 3.1% of revenues for first half of fiscal 2014.

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

        Other Expense, Net.    Other expense, net increased by $254,000 to $445,000 for the first half of fiscal 2015 as compared to $191,000 for the first half of fiscal 2014. Other expense, net consists primarily of foreign currency exchange transaction gains and losses. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies including the Euro, the British Pound, and the Canadian Dollar. Additionally, our multi-currency credit facility allows us to mitigate such foreign exchange exposures.

        Provision for Income Taxes.    For the first half of fiscal 2015 our income tax provision was $3.9 million, and the effective tax rate was 39.1%, compared to a provision of $5.2 million and an effective tax rate of 44.7% for the first half of fiscal 2014. The effective tax rate in the first half of fiscal 2015 was slightly lower than the combined Federal and state statutory tax rate and included favorable rates drivers resulting from the geographical mix of earnings and the use of valuation allowances, offset by the tax treatment of contingent consideration and other permanent tax differences. The valuation allowance benefit results from the utilization of certain historical foreign net operating losses that previously had valuation allowances. Additionally, there was a discrete benefit year-to-date related to prior period true-ups primarily as a result of a decrease in a statutory withholding tax rate, as well as the release of reserves in connection with the finalization of the tax examination in France for fiscal years 2011 and 2012, offset by a discrete provision in the first quarter of fiscal 2015 in connection with income taxes payable for a state examination that has now concluded. The effective tax rate in the first half of fiscal 2014 was higher than our combined Federal and state statutory tax rate primarily due to a non-cash tax expense recorded in the second quarter of fiscal 2014 to correct an error in our previously issued consolidated financial statements, partially offset by certain favorable tax adjustments that were treated as discrete items in the first half of fiscal 2014. During the second quarter of fiscal 2014, we identified the prior period error, which was related to the valuation of deferred tax assets in our previously issued consolidated financial statements, concluded that this error was not material to our prior reporting periods, and recorded a non-cash tax expense of approximately $0.8 million to correct it.

        Net Loss Attributable to Noncontrolling Interest, Net of Tax.    Our ownership interest in NeuCo was 55.89% for the first half of fiscal 2014 and the first half of fiscal 2015. NeuCo's financial results are consolidated with ours and allocations of the noncontrolling interest's share of NeuCo's net income result in deductions to our net income, while allocations of the noncontrolling interest's share of NeuCo's net loss result in additions to our net income. The results of operations of NeuCo allocable to its other owners was a net loss of $3,000 for the fiscal year to date period ended July 4, 2015 and a net loss of $123,000 for the fiscal year to date period ended June 28, 2014.

        Net Income Attributable to CRA International, Inc.    Net income attributable to CRA International, Inc. decreased by $0.5 million to $6.1 million for the first half of fiscal 2015 from $6.6 million for the first half of fiscal 2014. The diluted net income per share was $0.65 per share for the first half of fiscal 2015, compared to diluted net income per share of $0.66 per share for the first half of fiscal 2014. Diluted weighted average shares outstanding decreased by approximately 739,000 shares to approximately 9,328,000 shares for the first half of fiscal 2015 from approximately 10,067,000 shares for the first half of fiscal 2014. The decrease in diluted weighted average shares outstanding was primarily due to repurchases of common stock, offset in part by an increase as a result of shares of restricted stock and time-vesting restricted stock units that have vested or that have been issued, and stock options that have been exercised, since June 28, 2014.

Liquidity and Capital Resources

  Fiscal Year to Date Period Ended July 4, 2015

        We believe that current cash, cash equivalents, cash generated from operations, and amounts available under our bank line of credit will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

        General.    In the first half of fiscal 2015, cash and cash equivalents decreased by $32.4 million. We completed the period with cash and cash equivalents of $15.8 million and working capital (defined as current assets less current liabilities) of $78.0 million. The principal drivers of the reduction in cash were the payment of a significant portion of our fiscal 2014 performance bonuses in the first quarter of fiscal 2015, the repurchase and retirement of 263,800 shares of our common stock during the first half of fiscal 2015, and increased capital expenditures related principally to outfitting our new office space in Boston, Massachusetts and Washington, DC for occupancy in the third and fourth quarter of fiscal 2015, respectively.

        Of the total cash and cash equivalents of $15.8 million at July 4, 2015, $8.6 million was held within the U.S. We have sufficient sources of cash in the U.S. to fund U.S. cash requirements without the need to repatriate any funds.

        As of July 4, 2015, a substantial portion of our cash accounts was concentrated at a single financial institution, which potentially exposes us to credit risks. The financial institution has a short-term credit rating of A-2 by Standard & Poor's ratings services. We have not experienced any losses related to such accounts. We do not believe that there is significant risk of non-performance by the financial institution, and our cash on deposit at this financial institution is fully liquid. We continually monitor the credit ratings of such institution. A change in the credit worthiness of this financial institution could materially affect our liquidity and working capital.

        Sources and Uses of Cash.    During the first half of fiscal 2014, net cash used in operating activities was $16.6 million. The primary factor in cash used in operations was the decrease in the "accounts payable, accrued expenses, and other liabilities" line item of the cash flow statement of $25.6 million due to the payment of a significant portion of our fiscal 2014 performance bonuses during the first quarter of fiscal 2015. Other uses of cash included a decrease in the "unbilled services" line item of the cash flow statement of $4.5 million, and a decrease in the "prepaid expenses and other current assets, and other assets" line item of $1.5 million. Cash provided by operations included net income of $6.1 million, depreciation and amortization expense of $3.2 million, share-based compensation expense of $3.0 million, and non-cash charges for an increase in deferred rent of $3.6 million, partially offset by the gain on extinguishment of debt of $0.6 million.

        During the first half of fiscal 2015, net cash used by investing activities was $7.0 million, which included $8.5 million for capital expenditures related principally to outfitting our new office space in

Boston, Massachusetts for occupancy in the third quarter of fiscal 2015, partially offset by $1.5 million of collections on notes receivable, net of payments, in the first half of fiscal 2015.

        We used $8.2 million of net cash in financing activities during the first half of fiscal 2015, primarily for the repurchase and retirement of our common stock of $8.0 million and the redemption of approximately $0.1 million in vested employee restricted shares for tax withholdings, partially offset by proceeds from the exercise of stock options of $0.1 million. Additionally, NeuCo made payments of $0.3 million on its note payable during the first quarter of fiscal 2015.

  Indebtedness

        As of July 4, 2015, we are party to a credit agreement that provides us with a $125.0 million revolving credit facility and a $15 million sublimit for the issuance of letters of credit. We may use the proceeds of the revolving credit loans to provide working capital and for other general corporate purposes. Generally, we may repay any borrowings under the revolving credit facility at any time, but must repay all borrowings no later than April 24, 2018. There were no amounts outstanding under this revolving line of credit as of July 4, 2015.

        The amount available under this revolving line of credit is reduced by certain letters of credit outstanding, which amounted to $1.3 million as of July 4, 2015.

        Borrowings under the revolving credit facility bear interest at a rate per annum, at our election, of either (i) the adjusted base rate, as defined in the credit agreement, plus an applicable margin, which varies between 0.50% and 1.50% depending on our total leverage ratio as determined under the credit agreement, or (ii) the adjusted eurocurrency rate, as defined in the credit agreement, plus an applicable margin, which varies between 1.50% and 2.50% depending on our total leverage ratio. We are required to pay a fee on the unused portion of the revolving credit facility at a rate per annum that varies between 0.25% and 0.375% depending on our total leverage ratio. Borrowings under the credit facility are secured by 100% of the stock of certain of our U.S. subsidiaries and 65% of the stock of certain of our foreign subsidiaries, which represent approximately $6.2 million in net assets as of July 4, 2015.

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

  Forgivable Loans and Term Loans

        In order to attract and retain highly skilled professionals, we may issue forgivable loans or term loans to employees and non-employee experts. A portion of these loans is collateralized. The forgivable loans have terms that are generally between three and eight years. The principal amount of forgivable loans and accrued interest is forgiven by us over the term of the loans, so long as the employee or non-employee expert continues employment or affiliation with us and complies with certain contractual requirements. The expense associated with the forgiveness of the principal amount of the loans is recorded as compensation expense over the service period, which is consistent with the term of the loans. During the first half of fiscal 2015, we issued approximately $6.3 million in forgivable loans to employees and non-employee experts for future service.

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

  Share Repurchases

        On August 10, 2012, February 13, 2014, and October 23, 2014, our Board of Directors authorized the repurchase of up to $5.0 million, $15.0 million, and $30.0 million, respectively, of our common stock. We may repurchase shares under any of these programs in open market purchases (including under any Rule 10b5-1 plan adopted by CRA) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. During the first half of fiscal 2015, we repurchased and retired 263,800 shares under these programs at an average price per share of $30.23. Approximately $12.9 million was available for future repurchases as of July 4, 2015.

        We will finance these programs with available cash and cash from future operations. We expect to continue to repurchase shares under these programs.

Contractual Obligations

        On July 15, 2015, we entered into a new lease with 1411 IC-SIC Property LLC, as landlord, for 25,261 square feet of office space located on the 35th floor of 1411 Broadway, New York, New York. The lease's base term will expire 10 years from the date that we begin paying fixed rent under the lease and, subject to certain conditions, will be extendible by us for one five-year period. The annual fixed rent for this office space (which does not include customary operating costs and expenses) will be approximately $153,671 per month, or $1,844,053 per annum, for the first five years of the lease's base term and will increase to a rate of approximately $166,301 per month, or $1,955,619 per annum, during the remainder of the lease's base term. The lease gives us a right of first refusal to rent certain additional office space in the office building if it becomes available. The performance of our obligations under the lease is secured by a letter of credit in the amount of $922,027. We took possession of the leased property on August 1, 2015.

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

        The majority of our operations are based in the U.S., and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of foreign currencies. Our primary foreign currency exposures relate to our short-term intercompany balances with our foreign subsidiaries and accounts receivable, unbilled services, and cash valued in the United Kingdom in U.S. Dollars, Euros, or Canadian Dollars. Our primary foreign subsidiaries have functional currencies denominated in the British Pound, the Euro or Canadian Dollars, and foreign denominated assets and liabilities are re-measured each reporting period with any exchange gains and losses recorded in our consolidated income statements. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the U.S. Dollar, the British Pound, the Euro and the Canadian Dollar. Holding all other variables constant, fluctuations in foreign exchange rates may impact reported revenues and expenses significantly, based on currency exposures at July 4, 2015. A hypothetical 10% movement in foreign exchange rates would have affected our income before provision for income taxes for the second quarter of fiscal 2015 by approximately $1.1 million. However, actual gains and losses in the future could differ materially from this analysis based on the timing and amount of both foreign currency exchange rate movements and our actual exposure.

        Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating foreign entities' statements of earnings and balance sheets from functional currency to our reporting currency (the U.S. Dollar) for consolidation purposes. From time to time, we may use derivative instruments to manage the risk of exchange rate fluctuations. However, at July 4, 2015, we had no outstanding derivative instruments. We do not use derivative instruments for trading or speculative purposes.

Interest Rate Risk

        We maintain an investment portfolio consisting mainly of money market funds with maturities of three months or less when purchased. These held-to- maturity securities are subject to interest rate risk. However, a hypothetical change in the interest rate of 10% would not have a material impact to the fair values of these securities at July 4, 2015 primarily due to their short maturity.

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report to provide reasonable assurance that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC's rules and forms. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of July 4, 2015, due to the material weakness in internal control over financial reporting related to the accounting and reporting for non-routine compensation arrangements (for example, share-based compensation) described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended January 3, 2015.

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

Evaluation of Changes in Internal Control over Financial Reporting

        Other than with respect to the ongoing remediation of the material weakness in internal controls over financial reporting related to the accounting and reporting for non-routine compensation arrangements (for example, share-based compensation) pursuant to the plan described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended January 3, 2015, there were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during the second quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our international operations create risks

        Our international operations carry financial and business risks, including:

  •
  currency fluctuations that could adversely affect our financial position and operating results;

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

  •
  fluctuations in interest rates;

  •
  currency fluctuations that could adversely affect our financial position and operating results; and

  •
  collectability of receivables and unbilled work in process.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        (a)   Not applicable.

        (b)   Not applicable.

        (c)   The following table provides information about our repurchases of shares of our common stock during the fiscal quarter ended July 4, 2015. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the fiscal quarter into three periods of four weeks, four weeks, and five weeks, respectively, to coincide with our reporting periods during the second quarter of fiscal 2015.

 Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 5, 2015 to May 2, 2015	—	$—	—	$16,385,615
May 3, 2015 to May 30, 2015	118,900	$28.90 per share	118,900	$12,948,938
May 31, 2015 to July 4, 2015	—	$—	—	$12,948,938

(1)
On August 10, 2012, February 13, 2014, and October 23, 2014, we announced that our Board of Directors approved share repurchase programs of up to $5.0 million, $15.0 million, and $30.0 million, respectively, of our common stock. We may repurchase shares under any of these programs in open market purchases (including under any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. During the four weeks ended May 30, 2015, we repurchased and retired 118,900 shares under these programs at an average price per share of $28.90. Approximately $12.9 million was available for future repurchases under these programs as of July 4, 2015. We expect to continue to repurchase shares under these programs.

ITEM 3.    Defaults Upon Senior Securities

        None.

ITEM 4.    Mine Safety Disclosures

        None.

ITEM 5.    Other Information

        None.

ITEM 6.    EXHIBIT INDEX

Item No.	Description
10.1	Amended and Restated Addendum No. 5 to Lease dated June 30, 2015 by and between 1201 F Street, L.P. and CRA International, Inc.
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1	Section 1350 certification
101
The following financial statements from CRA International, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2015, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Condensed Consolidated Income Statements (unaudited) for the fiscal quarters and the fiscal year to date periods ended July 4, 2015 and June 28, 2014, (ii) Condensed Consolidated Statement of Comprehensive Income (unaudited) for the fiscal quarters and the fiscal year to date periods ended July 4, 2015 and June 28, 2014, (iii) Condensed Consolidated Balance Sheets (unaudited) as at July 4, 2015 and January 3, 2015, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the fiscal year to date periods ended July 4, 2015 and June 28, 2014, (v) Condensed Consolidated Statement of Shareholders' Equity (unaudited) for the fiscal year to date period ended July 4, 2015, and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRA INTERNATIONAL, INC.
Date: August 4, 2015	By:	/s/ PAUL A. MALEH Paul A. Maleh President and Chief Executive Officer
Date: August 4, 2015	By:	/s/ CHAD M. HOLMES Chad M. Holmes Chief Financial Officer, Executive Vice President and Treasurer

EXHIBIT INDEX

Item No.	Description
10.1	Amended and Restated Addendum No. 5 to Lease dated June 30, 2015 by and between 1201 F Street, L.P. and CRA International, Inc.
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1	Section 1350 certification
101
The following financial statements from CRA International, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2015, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Condensed Consolidated Income Statements (unaudited) for the fiscal quarters and the fiscal year to date periods ended July 4, 2015 and June 28, 2014, (ii) Condensed Consolidated Statement of Comprehensive Income (unaudited) for the fiscal quarters and the fiscal year to date periods ended July 4, 2015 and June 28, 2014, (iii) Condensed Consolidated Balance Sheets (unaudited) as at July 4, 2015 and January 3, 2015, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the fiscal year to date periods ended July 4, 2015 and June 28, 2014, (v) Condensed Consolidated Statement of Shareholders' Equity (unaudited) for the fiscal year to date period ended July 4, 2015, and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).