Form 10-Q
period 2015-10-03
CRA INTERNATIONAL, INC.
filed 2015-11-03
CIK 1053706

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2015
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2015
Common Stock, no par value per share	8,968,298 shares

CRA International, Inc.

INDEX

PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements	3
	Condensed Consolidated Income Statements (unaudited)—Quarters Ended October 3, 2015 and September 27, 2014 and the Fiscal Year to Date Periods Ended October 3, 2015 and September 27, 2014	3
	Condensed Consolidated Statements of Comprehensive Income (unaudited)—Quarters Ended October 3, 2015 and September 27, 2014 and the Fiscal Year to Date Periods Ended October 3, 2015 and September 27, 2014	4
	Condensed Consolidated Balance Sheets (unaudited)—October 3, 2015 and January 3, 2015	5
	Condensed Consolidated Statements of Cash Flows (unaudited)—Fiscal Year to Date Periods Ended October 3, 2015 and September 27, 2014	6
	Condensed Consolidated Statement of Shareholders' Equity (unaudited)—Fiscal Year to Date Period Ended October 3, 2015	7
	Notes to Condensed Consolidated Financial Statements (Unaudited)	8
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	29
ITEM 4.	Controls and Procedures	30
PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	30
ITEM 1A.	Risk Factors	30
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
ITEM 3.	Defaults Upon Senior Securities	41
ITEM 4.	Mine Safety Disclosures	41
ITEM 5.	Other Information	41
ITEM 6.	Exhibits	42
Signatures		43

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

CRA International, Inc.

Condensed Consolidated Income Statements (unaudited)

(In thousands, except per share data)

	Quarter Ended		Fiscal Year to Date Period Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Revenues	$76,525	$73,483	231,099	$227,912
Costs of services	52,029	49,417	156,523	153,952

Gross profit	24,496	24,066	74,576	73,960
Selling, general and administrative expenses	18,355	16,674	55,105	51,297
Depreciation and amortization	1,560	1,597	4,766	4,746

Income from operations	4,581	5,795	14,705	17,917
Interest income	6	29	34	107
Interest expense	(146)	(162)	(437)	(453)
Gain on extinguishment of debt	—	—	606	—
Other expense, net	(95)	(87)	(540)	(278)

Income before provision for income taxes	4,346	5,575	14,368	17,293
Provision for income taxes	(1,533)	(2,386)	(5,454)	(7,629)

Net income	2,813	3,189	8,914	9,664
Net loss attributable to noncontrolling interest, net of tax	47	35	50	158

Net income attributable to CRA International, Inc.	$2,860	$3,224	$8,964	$9,822

Net income per share attributable to CRA International, Inc.:
Basic	$0.32	$0.33	$0.98	$0.99

Diluted	$0.31	$0.33	$0.97	$0.98

Weighted average number of shares outstanding:
Basic	8,940	9,729	9,055	9,892

Diluted	9,025	9,919	9,182	10,018

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Quarter Ended		Fiscal Year to Date Period Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net income	$2,813	$3,189	$8,914	$9,664
Other comprehensive loss:
Foreign currency translation adjustments	(731)	(2,116)	(1,437)	(1,247)

Comprehensive income	2,082	1,073	7,477	8,417
Less: comprehensive loss attributable to noncontrolling interest	47	35	50	158

Comprehensive income attributable to CRA International, Inc.	$2,129	$1,108	$7,527	$8,575

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except share data)

	October 3, 2015	January 3, 2015
Assets
Current assets:
Cash and cash equivalents	$21,003	$48,199
Accounts receivable, net of allowances of $4,697 at October 3, 2015 and $4,177 at January 3, 2015	60,065	58,080
Unbilled services, net of allowances of $2,796 at October 3, 2015 and at $2,233 at January 3, 2015	33,484	25,085
Prepaid expenses and other current assets	16,871	13,165
Deferred income taxes	21,830	20,638

Total current assets	153,253	165,167
Property and equipment, net	28,471	14,696
Goodwill	81,914	82,303
Intangible assets, net of accumulated amortization of $10,317 at October 3, 2015 and $9,584 at January 3, 2015	3,856	4,757
Deferred income taxes, net of current portion	168	174
Other assets	42,161	47,915

Total assets	$309,823	$315,012

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$12,089	$13,700
Accrued expenses	56,532	66,548
Deferred revenue and other liabilities	5,257	6,220
Deferred income taxes	118	121
Current portion of deferred rent	1,031	1,623
Current portion of deferred compensation	818	182
Current portion of notes payable	75	—

Total current liabilities	75,920	88,394
Notes payable, net of current portion	—	981
Deferred rent and facility-related non-current liabilities	10,091	4,535
Deferred compensation and other non-current liabilities	3,530	3,371
Deferred income taxes, net of current portion	4,239	3,027
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 8,898,155 shares and 9,228,272 shares issued and outstanding at October 3, 2015 and January 3, 2015, respectively	67,014	73,171
Retained earnings	156,582	147,618
Accumulated other comprehensive loss	(8,141)	(6,704)

Total CRA International, Inc. shareholders' equity	215,455	214,085
Noncontrolling interest	588	619

Total shareholders' equity	216,043	214,704

Total liabilities and shareholders' equity	$309,823	$315,012

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Fiscal Year to Date Period Ended
	October 3, 2015	September 27, 2014
Operating activities:
Net income	$8,914	$9,664
Adjustments to reconcile net income to net cash (used in) provided by operating activities, net of effect of acquired businesses:
Depreciation and amortization	4,782	4,748
Loss on disposal of property and equipment	16	9
Deferred rent	4,976	(1,739)
Deferred income taxes (benefit) provision	(339)	967
Share-based compensation expenses	4,403	4,123
Excess tax benefits from share-based compensation	(87)	—
Gain on extinguishment of debt	(606)	—
Accounts receivable allowances	562	(2,655)
Changes in operating assets and liabilities:
Accounts receivable	(3,153)	8,515
Unbilled services	(8,612)	(4,037)
Prepaid expenses and other current asset, and other assets	(770)	(302)
Accounts payable, accrued expenses, and other liabilities	(14,950)	(8,541)

Net cash (used in) provided by operating activities	(4,864)	10,752
Investing activities:
Consideration paid for acquisitions, net	—	(1,537)
Purchase of property and equipment	(12,696)	(3,175)
Collections on notes receivable	1,554	114
Payments on notes receivable	(77)	—

Net cash used in investing activities	(11,219)	(4,598)
Financing activities:
Issuance of common stock, principally stock option exercises	602	—
Payments on notes payable	(300)	(26)
Borrowings under line of credit	4,000	—
Repayments under line of credit	(4,000)	—
Tax withholding payments reimbursed by restricted shares	(127)	(159)
Excess tax benefits from share-based compensation	87	—
Repurchase of common stock	(10,810)	(11,927)

Net cash used in financing activities	(10,548)	(12,112)
Effect of foreign exchange rates on cash and cash equivalents	(565)	(609)

Net decrease in cash and cash equivalents	(27,196)	(6,567)
Cash and cash equivalents at beginning of period	48,199	51,251

Cash and cash equivalents at end of period	$21,003	$44,684

Noncash investing and financing activities:
Issuance of common stock for acquired business	$42	$427
Purchases of property and equipment not yet paid for	$3,858	$—

Purchases of property and equipment paid by a third party	$1,343	$—

Supplemental cash flow information:
Cash paid for income taxes	$8,227	$12,608

Cash paid for interest	$240	$287

Securities received from a customer for settlement of accounts receivable	$192	$—

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statement of Shareholders' Equity (unaudited)

(In thousands, except share data)

	Common Stock				CRA International, Inc. Shareholders' Equity
				Accumulated Other Comprehensive Loss
	Shares Issued	Amount	Retained Earnings			Noncontrolling Interest	Total Shareholders' Equity
BALANCE AT JANUARY 3, 2015	9,228,272	$73,171	$147,618	$(6,704)	$214,085	$619	$214,704
Net income (loss)	—	—	8,964	—	8,964	(50)	8,914
Foreign currency translation adjustment	—	—	—	(1,437)	(1,437)	—	(1,437)
Issuance of common stock in connection with business acquisition	1,359	42	—	—	42	—	42
Exercise of stock options	29,288	602	—	—	602	—	602
Share-based compensation expense for employees	—	4,382	—	—	4,382	—	4,382
Share-based compensation expense for non-employees	—	21	—	—	21	—	21
Restricted share vesting	32,393	—	—	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(4,357)	(127)	—	—	(127)	—	(127)
Tax deficit on stock options and restricted shares vesting	—	(267)	—	—	(267)	—	(267)
Shares repurchased	(388,800)	(10,810)	—	—	(10,810)	—	(10,810)
Equity transactions of noncontrolling interest	—	—	—	—	—	19	19

BALANCE AT OCTOBER 3, 2015	8,898,155	$67,014	$156,582	$(8,141)	$215,455	$588	$216,043

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

2. Unaudited Interim Condensed Consolidated Financial Statements and Estimates

        The following financial statements included in this report are unaudited: the condensed consolidated income statements for the fiscal quarters and year-to-date periods ended October 3, 2015 and September 27, 2014, the condensed consolidated statements of comprehensive income for the fiscal quarters and year-to-date periods ended October 3, 2015 and September 27, 2014, the condensed consolidated balance sheet as of October 3, 2015, the condensed consolidated statements of cash flows for the fiscal year-to-date periods ended October 3, 2015 and September 27, 2014, and the condensed consolidated statement of shareholders' equity for the fiscal year-to-date period ended October 3, 2015. In the opinion of management, these statements include all adjustments necessary for a fair presentation of CRA's consolidated financial position, results of operations, and cash flows. The condensed consolidated balance sheet as of January 3, 2015 included in this report was derived from audited consolidated financial statements included in CRA's Annual Report on Form 10-K that was filed on March 17, 2015. Results of operations for the interim periods presented herein are not necessarily indicative of results of operations for a full year. These financial statements should be read in conjunction with the consolidated financial statements and the notes contained in CRA's Annual Report on Form 10-K that was filed on March 17, 2015.

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

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3. Principles of Consolidation (Continued)

        CRA's ownership interest in NeuCo was 55.89% for all periods presented. NeuCo's financial results have been consolidated with CRA, and the portion of NeuCo's results allocable to its other owners is shown as "noncontrolling interest." Additionally, a member of CRA's board of directors holds a greater than 5% interest in NeuCo as of October 3, 2015.

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

4. Recent Accounting Standards

Simplifying the Accounting for Measurement-Period Adjustments

        In September 2015, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, that eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. In addition, companies should present separately on the face of the income statement or disclose in the notes the portion of the adjustment recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The new standard should be applied prospectively to measurement period adjustments that occur after the effective date. The new standard is effective for interim and annual periods beginning after December 15, 2015 and early adoption is permitted for all entities. CRA believes that the adoption of ASU 2015-16 will not have a material impact on its financial position, results of operations, cash flows, or disclosures.

Revenue from Contracts with Customers

        In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date ("ASU 2015-14"). ASU 2015-14 defers by one year the effective date of ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The deferral results in ASU 2014-09 being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted for interim and annual periods beginning after December 15, 2016. The main provision of ASU 2014-09 is to recognize revenue when control of the goods or services transfers to the customer, as opposed to the existing guidance of recognizing revenue when the risks and rewards transfer to the customer. CRA has not yet determined

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4. Recent Accounting Standards (Continued)

the effects, if any, that the adoption of ASU 2014-09 may have on its financial position, results of operations, cash flows, or disclosures.

Technical Corrections and Improvements

        In June 2015, the FASB issued ASU No. 2015-10, Technical Corrections and Improvements ("ASU 2015-10"), which amends a number of Topics in the FASB Accounting Standards Codification. ASU 2015- 10 is part of an ongoing project on the FASB's agenda to facilitate Codification updates for non-substantive technical corrections, clarifications, and improvements that are not expected to have a significant effect on accounting practice or create a significant administrative cost to most entities. The amendments that require transition guidance are effective for all entities for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments were effective on issuance. CRA believes that the adoption of ASU 2015-10 will not have a material impact on its financial position, results of operations, cash flows, or disclosures.

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

5. Cash and Cash Equivalents

        Cash equivalents consist principally of securities with a maturity of three months or less when purchased and are stated at amortized cost, which approximates fair value. Investments in money market mutual fund shares are held at net asset value, which approximates fair value.. As of October 3, 2015, a substantial portion of CRA's cash accounts was concentrated at a single financial institution, which potentially exposes CRA to credit risks. The financial institution has a short-term credit rating of A-2 by Standard & Poor's ratings services. CRA has not experienced any losses related to such accounts. CRA does not believe that there is significant risk of non-performance by the financial institution, and the cash on deposit is fully liquid. CRA continually monitors the credit ratings of this institution.

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

        The following table shows CRA's financial instruments as of October 3, 2015 and January 3, 2015 that are measured and recorded in the financial statements at fair value on a recurring basis (in thousands):

	October 3, 2015
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Unobservable Inputs
	Level 1	Level 2	Level 3
Assets:
Money market funds	$46	$—	$—

Total Assets	$46	$—	$—

Liabilities:
Contingent acquisition liability	$—	$—	$873

Total Liabilities	$—	$—	$873

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

        The contingent acquisition liability in the table above is for estimated future contingent consideration payments related to a prior acquisition. The fair value measure of this liability is based on significant inputs not observed in the market and thus represents a Level 3 measurement. The significant unobservable inputs used in the fair value measurements of this contingent acquisition liability are CRA's measures of the estimated payouts based on internally generated financial projections and discount rates. The fair value of the contingent acquisition liability is reassessed on a quarterly basis by CRA using additional information as it becomes available and any change in the fair value estimate is recorded in the earnings of that period. The increase in the contingent acquisition liability from $0.3 million at January 3, 2015 to $0.9 million as of October 3, 2015 was due to the improved financial performance of the acquired entity during the fiscal year-to-date period ended October 3, 2015, which resulted in a charge of $0.8 million to costs of services during the fiscal year to date period ended October 3, 2015. Payments of approximately $0.3 million were made during the fiscal year-to-date period ended October 3, 2015.

7. Prepaid Expenses and Other Current Assets, and Other Assets

        In order to attract and retain highly skilled professionals, CRA may issue forgivable loans or term loans to employees and non-employee experts, which are classified in "prepaid expenses and other current assets" and "other assets" on the accompanying balance sheets as of October 3, 2015 and January 3, 2015. A portion of these loans is collateralized. The forgivable loans have terms that are generally between three and eight years. The principal amount of forgivable loans and accrued interest is forgiven by CRA over the term of the loans, so long as the employee or non-employee expert continues employment or affiliation with CRA and complies with certain contractual requirements. The expense associated with the forgiveness of the principal amount of the loans is recorded as compensation expense over the service period, which is consistent with the term of the loans. During the fiscal year-to-date period ended October 3, 2015, CRA issued approximately $9.5 million in forgivable loans to employees and non-employee experts for future service.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Prepaid Expenses and Other Current Assets, and Other Assets (Continued)

        Other assets consist of the following (in thousands):

	October 3, 2015	January 3, 2015
Forgivable loans to employees and non-employee experts	$38,865	$42,907
Other	3,296	5,008

Total	$42,161	$47,915

8. Goodwill

        In accordance with ASC Topic 350, Intangibles—Goodwill and Other, goodwill is not subject to amortization, but is monitored at least annually for impairment, or more frequently, as necessary, if events or circumstances exist that would more likely than not reduce the fair value of a reporting unit below its carrying amount. CRA has two reporting units, CRA's consulting business and NeuCo. CRA considered the features of each business as well as the extent CRA's chief operating decision maker oversees the financial results and operations of each reporting unit. Under ASC Topic 350, in performing the first step of the goodwill impairment testing and measurement process, the estimated fair value of each reporting unit is compared to its net book value to identify potential impairment. Management estimates the fair value of CRA's consulting business utilizing CRA's market capitalization, plus an appropriate control premium less the estimated fair value of NeuCo. Market capitalization is determined by multiplying the shares outstanding on the test date by the market price of CRA's common stock on that date. CRA has utilized a control premium that considers appropriate industry, market and other pertinent factors, including indications of such premiums from data on recent acquisition transactions. The fair value of NeuCo has been determined using an income approach which measures the value of the enterprise based on an expected stream of earnings over time. If the estimated fair value of a reporting unit is less than its net book value, the second step is performed to determine if goodwill is impaired. If through the impairment evaluation process a reporting unit determines that goodwill has been impaired, an impairment charge would be recorded in the consolidated income statements.

        There were no impairment losses related to goodwill during each of the fiscal year-to-date periods ended October 3, 2015 or September 27, 2014.

        CRA continues to monitor the fair value of its reporting units. If the fair value of a reporting unit is below its net book value for a period considered to be other-than-temporary, it is possible that CRA may be required to record an impairment of goodwill either as a result of the annual assessment that CRA conducts in the fourth quarter of each fiscal year, or in a future quarter if events or circumstances exist that would more likely than not reduce a reporting unit's fair value below its carrying amount. A goodwill impairment charge would have the effect of decreasing CRA's earnings in such period.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8. Goodwill (Continued)

        The changes in the carrying amount of goodwill during the fiscal year- to-date period ended October 3, 2015, are as follows (in thousands):

	Goodwill, gross	Accumulated impairment losses	Goodwill, net
Balance at January 3, 2015	$154,196	$(71,893)	$82,303
Effect of foreign currency translation	(389)	—	(389)

Balance at October 3, 2015	$153,807	$(71,893)	$81,914

        The changes in the carrying amount of goodwill during the fiscal year- to-date period ended January 3, 2015, are as follows (in thousands):

	Goodwill, gross	Accumulated impairment losses	Goodwill, net
Balance at December 28, 2013	$153,466	$(71,893)	$81,573
Goodwill adjustments related to acquisitions	1,797	—	1,797
Effect of foreign currency translation	(1,067)	—	(1,067)

Balance at January 3, 2015	$154,196	$(71,893)	$82,303

9. Accrued Expenses

        Accrued expenses consist of the following (in thousands):

	October 3, 2015	January 3, 2015
Compensation and related expenses	$47,236	$61,527
Income taxes payable	319	490
Other	8,977	4,531

Total	$56,532	$66,548

        As of October 3, 2015 and January 3, 2015, approximately $35.5 million and $49.2 million, respectively, of accrued bonuses were included above in "Compensation and related expenses".

10. Credit Agreement

        As of October 3, 2015, CRA is party to a credit agreement that provides CRA with a $125.0 million revolving credit facility and a $15 million sublimit for the issuance of letters of credit. CRA may use the proceeds of the revolving credit loans for working capital and other general corporate purposes. CRA may repay any borrowings under the revolving credit facility at any time, but no later than April 24, 2018. There were no borrowings outstanding under this revolving line of credit as of October 3, 2015.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

10. Credit Agreement (Continued)

        As of October 3, 2015, the amount available under this revolving line of credit was reduced by certain letters of credit outstanding, which amounted to approximately $2.5 million. Borrowings under the revolving credit facility bear interest at a rate per annum at the election of CRA of either (i) the adjusted base rate, as defined in the credit agreement, plus an applicable margin, which varies between 0.50% and 1.50% depending on CRA's total leverage ratio as determined under the credit agreement, or (ii) the adjusted eurocurrency rate, as defined in the credit agreement, plus an applicable margin, which varies between 1.50% and 2.50% depending on CRA's total leverage ratio. CRA is required to pay a fee on the unused portion of the revolving credit facility at a rate per annum that varies between 0.25% and 0.375% depending on its total leverage ratio. Borrowings under the credit facility are secured by 100% of the stock of certain of CRA's U.S. subsidiaries and 65% of the stock of certain of its foreign subsidiaries, which represent approximately $6.5 million in net assets as of October 3, 2015.

        Under the credit agreement, CRA must comply with various financial and non-financial covenants. Compliance with these financial covenants is tested on a fiscal quarterly basis. Any indebtedness outstanding under the credit facility may become immediately due and payable upon the occurrence of stated events of default, including CRA's failure to pay principal, interest or fees or a violation of any financial covenant. The financial covenants require CRA to maintain an adjusted consolidated EBITDA to consolidated interest expense ratio of more than 2.5 to 1.0 and to comply with a consolidated debt to adjusted consolidated EBITDA ratio of not more than 3.0 to 1.0. The non-financial covenant restrictions of the credit agreement include, but are not limited to, CRA's ability to incur additional indebtedness, engage in acquisitions or dispositions, and enter into business combinations. As of October 3, 2015, CRA was in compliance with the covenants of the credit agreement.

11. Revenue Recognition

        CRA derives substantially all of its revenues from the performance of professional services. CRA's revenues include projects secured by our non-employee experts as well as projects secured by our employees. CRA recognizes all project revenue on a gross basis based on consideration of the criteria set forth in ASC Topic 605-45, Principal Agent Considerations.

        The contracts that CRA enters into and operates under specify whether the engagement will be billed on a time-and-materials or a fixed-price basis. Most of CRA's revenue is derived from time-and-materials service contracts. Revenues from time-and-materials service contracts are recognized as services are provided based upon hours worked and contractually agreed-upon hourly rates, as well as indirect fees based upon hours worked. Revenues from a majority of CRA's fixed-price engagements are recognized using a proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. In general, project costs are classified in costs of services and are based on the direct salary of the consultants on the engagement plus all direct expenses incurred to complete the engagement, including any amounts billed to CRA by its non-employee experts.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

11. Revenue Recognition (Continued)

        Revenues also include reimbursable expenses, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. Reimbursable expenses are as follows (in thousands):

	Quarter Ended		Fiscal Year to Date Period Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Reimbursable expenses	$8,400	$8,683	$24,719	$26,369

        CRA collects goods and services and value added taxes from customers and records these amounts on a net basis, which is within the scope of ASC Topic 605-45, Principal Agent Considerations.

12. Net Income per Share

        CRA calculates basic and diluted earnings per common share using the two-class method. Under the two-class method, net earnings are allocated to each class of common stock and participating security as if all of the net earnings for the period had been distributed. CRA's participating securities consist of unvested share-based payment awards that contain a nonforfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common shareholders. Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares as of the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards. Net earnings allocable to these participating securities were not significant for each of the third quarter and year-to-date period of fiscal 2014. For each of the fiscal quarter and year-to-date period ended October 3, 2015, the following is a reconciliation of the numerators and denominators used in the calculation of basic net income per share (in thousands, except per share data):

For the Quarter Ended October 3, 2015
	Amount	Shares	Per Share Amount
Net income attributable to CRA International, Inc.	$2,860	9,008
Less: net income attributable to CRA International, Inc. allocated to unvested shares	(22)	(68)

Net income attributable to CRA International, Inc. allocated to common shares; and basic earnings per common share	2,838	8,940	$0.32
Add: net income attributable to CRA International, Inc. allocated to unvested shares.	22
Less: undistributed earnings reallocated to unvested shares	(21)
Dilutive effect of non-participating share-based awards		85

Net income attributable to CRA International, Inc. allocated to common shares; and diluted earnings per common share	$2,839	9,025	$0.31

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

12. Net Income per Share (Continued)

For the Year to Date Period Ended October 3, 2015
	Amount	Shares	Per Share Amount
Net income attributable to CRA International, Inc.	$8,964	9,125
Less: net income attributable to CRA International, Inc.allocated to unvested shares	(69)	(70)
Net income attributable to CRA International, Inc. allocated to common shares; and basic earnings per common share	8,895	9,055	$0.98
Add: net income attributable to CRA International, Inc. allocated to unvested shares.	69
Less: undistributed earnings reallocated to unvested shares	(66)
Dilutive effect of non-participating share-based awards		127

Net income attributable to CRA International, Inc. allocated to common shares; and diluted earnings per common share	$8,898	9,182	$0.97

        For the third quarter and fiscal-year-to-date period ended October 3, 2015, the anti-dilutive share based awards that were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding amounted to 431,992 and 398,382 shares, respectively. For the third quarter and fiscal year-to-date period ended September 27, 2014, certain share-based awards, which amounted to 319,564 and 831,975 shares, respectively, were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding because they were anti-dilutive. These share-based awards for all of these periods were anti-dilutive because their exercise price exceeded the average market price over the respective period.

        On August 10, 2012, February 13, 2014, and October 23, 2014, CRA's Board of Directors authorized the repurchase of up to $5.0 million, $15.0 million, and $30.0 million, respectively, of CRA's common stock. Repurchases under these programs are discretionary and CRA may make such repurchases under any of these programs in the open market (including under any Rule 10b5-1 plan adopted by CRA) or in privately negotiated transactions, in each case in accordance with applicable insider trading and other securities laws and regulations. CRA records the retirement of its repurchased shares as a reduction to common stock. During the third quarter and fiscal year-to-date period ended October 3, 2015, CRA repurchased and retired 125,000 shares and 388,800 shares, respectively, under these share repurchase programs at an average price per share of $22.76 and $27.83, respectively. During the third quarter and fiscal year-to-date period ended September 27, 2014, CRA repurchased and retired 279,094 shares and 531,694 shares, respectively, under these share repurchase programs at an average price per share of $25.73 and $23.91, respectively. There was approximately $10.1 million available for future repurchases under these programs as of October 3, 2015.

13. Income Taxes

        CRA's effective income tax rates were 35.3% and 42.8% for the third quarters of fiscal 2015 and fiscal 2014, respectively. The effective tax rate in the third quarter of fiscal 2015 was lower than the combined Federal and state statutory tax rate and included favorable rate drivers resulting from the geographical mix of earnings and the use of valuation allowances, offset by the tax treatment of

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

13. Income Taxes (Continued)

contingent consideration and other permanent tax differences. Additionally, there were several discrete items in the third quarter of fiscal 2015 that benefited the rate, the majority of which related to the revaluing of CRA's US deferred tax assets for an increase in the state applicable rate stemming from 2015 state statutory law changes. The effective tax rate in the third quarter of fiscal 2014 was higher than CRA's combined Federal and state statutory tax rate primarily due to certain unfavorable tax adjustments, offset partially by a favorable geographical mix of earnings.

        CRA's effective income tax rates were 38.0% and 44.1% for the fiscal year-to-date periods ended October 3, 2015 and September 27, 2014, respectively. The effective tax rate in the fiscal year-to-date period ended October 3, 2015 was lower than the combined Federal and state statutory tax rate and included favorable rates drivers resulting from the geographical mix of earnings and the use of valuation allowances, offset by the tax treatment of contingent consideration and other permanent tax differences. The valuation allowance benefit resulted from the utilization of certain historical foreign net operating losses that previously had valuation allowances. Additionally, there was a discrete benefit year-to-date which included the following items: revaluing of CRA's US deferred tax assets for an increase in the state applicable rate stemming from 2015 state statutory law changes; prior period true-ups primarily as a result of a decrease in a statutory withholding tax rate; and release of reserves in connection with the finalization of the tax examination in France for fiscal years 2011 and 2012, which were partially offset by a discrete provision in the first quarter of fiscal 2015 in connection with income taxes payable for a state examination that has now concluded. The effective tax rate for the fiscal year-to-date period ended September 27, 2014 was higher than CRA's combined Federal and state statutory tax rate primarily due to the approximately $0.8 million non-cash tax expense recorded in the second quarter of fiscal 2014 to correct an immaterial error in CRA's previously issued consolidated financial statements, partially offset by certain favorable tax adjustments that were treated as discrete items in the fiscal year-to-date period ended September 27, 2014.

        CRA has not provided for deferred income taxes or foreign withholding taxes on undistributed earnings from its foreign subsidiaries as of October 3, 2015 because such earnings are considered to be indefinitely reinvested. CRA does not rely on these unremitted earnings as a source of funds for its domestic business as it expects to have sufficient cash flow and availability from its U.S. credit line to fund its U.S. operational and strategic needs. If CRA were to repatriate its foreign earnings that are indefinitely reinvested, it would incur minimal additional tax expense.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

14. Restructuring Charges

        CRA did not incur any restructuring charges during the third quarters of fiscal 2015 and fiscal 2014, or the fiscal year-to-date periods ended October 3, 2015 and September 27, 2014. The restructuring reserve balance was as follows as of October 3, 2015 (in thousands):

Office Vacancies
Balance at January 3, 2015	$462
Amounts paid, net of amounts received, during the fiscal year-to-date period ended October 3, 2015	(513)
Adjustments during the fiscal year-to-date period ended October 3, 2015	51

Balance at October 3, 2015	$—

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

  •
  Share-based compensation expense

  •
  Valuation of goodwill and other intangible assets

  •
  Accounting for income taxes

        We did not adopt any changes in the fiscal year-to-date period ended October 3, 2015 that had a material effect on these critical accounting policies nor did we make any changes to our accounting policies in the fiscal year-to-date period ended October 3, 2015 that changed these critical accounting policies.

Recent Accounting Standards

        See Note 4 to our condensed consolidated financial statements included in this quarterly report on Form 10-Q for a discussion of recent accounting standards. Additionally, Note 4 should be read in conjunction with Note 1 of the consolidated financial statements and the notes contained in our Annual Report on Form 10-K for the fiscal year ended January 3, 2015.

Results of Operations—For the Quarter and Fiscal Year to Date Period Ended October 3, 2015, Compared to the Quarter and Fiscal Year to Date Period Ended September 27, 2014

        The following table provides operating information as a percentage of revenues for the periods indicated:

	Quarter Ended		Fiscal Year to Date Period Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Revenues	100.0%	100.0%	100.0%	100.0%
Costs of services	68.0	67.2	67.7	67.5

Gross profit	32.0	32.8	32.3	32.5
Selling, general and administrative expenses	24.0	22.7	23.8	22.5
Depreciation and amortization	2.0	2.2	2.1	2.1

Income from operations	6.0	7.9	6.4	7.9
Interest income	0.0	0.0	0.0	0.0
Interest expense	(0.2)	(0.2)	(0.2)	(0.2)
Gain on extinguishment of debt	—	—	0.3	—
Other expense, net	(0.1)	(0.1)	(0.2)	(0.1)

Income before provision for income taxes	5.7	7.6	6.2	7.6
Provision for income taxes	(2.0)	(3.2)	(2.4)	(3.3)

Net income	3.7	4.3	3.9	4.2
Net loss attributable to noncontrolling interest, net of tax	0.1	0.0	0.0	0.1

Net income attributable to CRA International, Inc.	3.7%	4.4%	3.9%	4.3%

Quarter Ended October 3, 2015 Compared to the Quarter Ended September 27, 2014

        Revenues.    Revenues increased by $3.0 million, or 4.1%, to $76.5 million for the third quarter of fiscal 2015 from $73.5 million for the third quarter of fiscal 2014. Despite the increase in revenues, utilization decreased to 73% for the third quarter of fiscal 2015 from 75% for the third quarter of fiscal 2014 due to the increase in headcount in the third quarter of fiscal 2015 as compared to the third quarter of fiscal 2014 as the new hires onboard and integrate into CRA. The increased revenue was partially offset by a decrease in client reimbursable expenses, which are pass-through expenses that carry little to no margin, in the third quarter of fiscal 2015 as compared to the third quarter of fiscal

2014 and NeuCo had a decrease in revenue of approximately $0.2 million in the third quarter of fiscal 2015 as compared with the third quarter of fiscal 2014. Overall, revenues outside of the U.S. represented approximately 20% of total revenues for the third quarter of fiscal 2015 compared with approximately 22% of total revenues for the third quarter of fiscal 2014. Revenues derived from fixed-price engagements decreased slightly to 11% of total revenues for the third quarter of fiscal 2015 compared with 12% for the third quarter of fiscal 2014. The percentage of revenue derived from fixed-price engagements depends largely on the proportion of our revenues derived from our management consulting business, which typically has a higher concentration of fixed-price service contracts.

        Costs of Services.    Costs of services increased by $2.6 million, or 5.3%, to $52.0 million for the third quarter of fiscal 2015 from $49.4 million for the third quarter of fiscal 2014. The increase in costs of services was due primarily to an increase in expenses related to the increase in headcount from 449 at the end of the third quarter of fiscal 2014 to 507 at the end of the third quarter of fiscal 2015, partially offset by a $0.3 million decrease in client reimbursable expenses in the third quarter of fiscal 2015 as compared to the third quarter of fiscal 2014. As a percentage of revenues, costs of services increased to 68.0% for the third quarter of fiscal 2015 from 67.2% for the third quarter of fiscal 2014 due primarily to the previously mentioned increase in expenses outpacing the increase in revenues in the third quarter of fiscal 2015 as compared with the third quarter of fiscal 2014.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by $1.7 million, or 10.1%, to $18.4 million for the third quarter of fiscal 2015 from $16.7 million for the third quarter of fiscal 2014. The primary contributor to this increase was an increase in commissions to our nonemployee experts due to the increase in revenue in the third quarter of fiscal 2015 as compared to the third quarter of fiscal 2014. Additionally, we have been burdened by temporary additional rent expense as we occupy our legacy office spaces at the same time as building out the new spaces. The temporary additional rent expense in Boston began in February 2015 and concluded in the third quarter of fiscal 2015. In New York City, the temporary additional rent expense began in August 2015 and we expect it to end in the first quarter of 2016.

        As a percentage of revenues, selling, general and administrative expenses increased to 24.0% for the third quarter of fiscal 2015 from 22.7% for the third quarter of fiscal 2014 due primarily to the previously mentioned increase in selling, general and administrative expenses outpacing the increase in revenues in the third quarter of fiscal 2015 as compared with the third quarter of fiscal 2014. Commissions to our nonemployee experts increased to 4.1% of revenues for the third quarter of fiscal 2015 compared to 2.9% of revenues for the third quarter of fiscal 2014.

        Provision for Income Taxes.    The income tax provision was $1.5 million, and the effective tax rate was 35.3%, for the third quarter of fiscal 2015 compared to $2.4 million and 42.8% for the third quarter of fiscal 2014. The effective tax rate in the third quarter of fiscal 2015 was lower than the combined Federal and state statutory tax rate and included favorable rate drivers resulting from the geographical mix of earnings and the use of valuation allowances, offset by the tax treatment of contingent consideration and other permanent tax differences. Additionally, there were several discrete items in the third quarter of fiscal 2015 that benefited the rate, the majority of which related to the revaluing of our US deferred tax assets for an increase in the state applicable rate stemming from 2015 state statutory law changes. The effective tax rate in the third quarter of fiscal 2014 was higher than our combined Federal and state statutory tax rate primarily due to certain unfavorable tax adjustments, offset partially by a favorable geographical mix of earnings.

        Net Loss Attributable to Noncontrolling Interest, Net of Tax.    Our ownership interest in NeuCo was 55.89% for the third quarters of fiscal 2015 and fiscal 2014. NeuCo's financial results are consolidated with ours, and allocations of the noncontrolling interest's share of NeuCo's net income result in deductions to our net income, while allocations of the noncontrolling interest's share of NeuCo's net loss result in additions to our net income. The results of operations of NeuCo allocable to its other owners was a net loss of $47,000 for the third quarter of fiscal 2015 and a net loss of $35,000 for the third quarter of fiscal 2014.

        Net Income Attributable to CRA International, Inc.    Net income attributable to CRA International, Inc. decreased by $364,000 to $2.9 million for the third quarter of fiscal 2015 from of $3.2 million for the third quarter of fiscal 2014. The net income per diluted share was $0.31 per share for the third quarter of fiscal 2015, compared to $0.33 of net income per diluted share for the third quarter of fiscal 2014. Diluted weighted average shares outstanding decreased by approximately 894,000 shares to approximately 9,025,000 shares for the third quarter of fiscal 2015 from approximately 9,919,000 shares for the third quarter of fiscal 2014. The decrease in diluted weighted average shares outstanding was primarily due to repurchases of common stock since the third quarter of fiscal 2014, offset in part by an increase as a result of shares of restricted stock and time-vesting restricted stock units that have vested or that have been issued, and stock options that have been exercised, since the third quarter of fiscal 2014.

Fiscal Year to Date Period Ended October 3, 2015 Compared to the Fiscal Year to Date Period Ended September 27, 2014

        Revenues.    Revenues increased by $3.2 million, or 1.4%, to $231.1 million for the fiscal year to date period ended October 3, 2015 from $227.9 million for the fiscal year to date period ended September 27, 2014. Despite the increase in revenues, utilization decreased to 75% for the fiscal year to date period ended October 3, 2015 from 77% for the fiscal year-to-date period ended September 27, 2014 due to the increase in headcount in the fiscal year-to-date period ended October 3, 2015 as compared to the fiscal year-to-date period ended September 27, 2014 as the new hires onboard and integrate into CRA. The increased revenue was partially offset by a decrease in client reimbursable expenses, which are pass-through expenses that carry little to no margin, in the fiscal year-to-date period ended October 3, 2015 as compared with the fiscal year-to-date period ended September 27, 2014. Additionally, NeuCo had a decrease in revenue of $0.9 million in the fiscal year-to-date period ended October 3, 2015 as compared with the fiscal year-to-date period ended September 27, 2014.

        Overall, revenues outside of the U.S. represented approximately 20% and 23% of total revenues for the fiscal year-to-date period ended October 3, 2015 and the fiscal year-to-date period ended September 27, 2014, respectively. Revenues derived from fixed-price engagements were 14% of total revenues for each of the fiscal year-to-date periods ended October 3, 2015 and September 27, 2014. The percentage of revenue derived from fixed-price engagements depends largely on the proportion of our revenues derived from our management consulting business, which typically has a higher concentration of fixed-price service contracts.

        Costs of Services.    Costs of services increased by $2.6 million, or 1.7%, to $156.5 million for the fiscal year-to-date period ended October 3, 2015 as compared to $154.0 million for the fiscal year-to-date period ended September 27, 2014. As a percentage of revenues, costs of services increased to 67.7% for the fiscal year-to-date period ended October 3, 2015 from 67.5% for the fiscal year-to-date period ended September 27, 2014 due to the increase in expenses as a percentage of revenue resulting from the increase in headcount in the fiscal year-to-date period ended October 3, 2015 as compared with the fiscal year-to-date period ended September 27, 2014, partially offset by a $1.7 million decrease in client reimbursable expenses in the fiscal year-to-date period ended October 3, 2015 as compared with the fiscal year-to-date period ended September 27, 2014.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by $3.8 million, or 7.4%, to $55.1 million for the fiscal year-to-date period ended October 3, 2015 from $51.3 million for the fiscal year-to-date period ended September 27, 2014. The primary contributor to this increase is the additional temporary rent expense as we occupy our legacy office spaces at the same time as building out the new spaces. The temporary additional rent expense in

Boston began in February 2015 and concluded in the third quarter of fiscal 2015. In New York City, the temporary additional rent expense began in August 2015 and we expect it to end in the first quarter of 2016. Other increases in selling, general and administrative expenses were increases in certain operating expenses (including recruiting fees, marketing expenses and travel expenses) and increased commissions to our nonemployee experts. As a percentage of revenues, selling, general and administrative expenses increased to 23.8% for the fiscal year-to-date period ended October 3, 2015 from 22.5% for fiscal year-to-date period ended September 27, 2014 due primarily to the increase in the previously mentioned selling, general and administrative expenses outpacing the increase in revenues in the fiscal year-to-date period ended October 3, 2015 as compared with the fiscal year-to-date period ended September 27, 2014. Commissions to our nonemployee experts increased to 3.4% of revenues for the fiscal year-to-date period ended October 3, 2015 compared to 3.1% of revenues for fiscal year-to-date period ended September 27, 2014.

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

        Other Expense, Net.    Other expense, net increased by $262,000 to $540,000 for the fiscal year-to-date period ended October 3, 2015 as compared to $278,000 for the fiscal year-to-date period ended September 27, 2014. Other expense, net consists primarily of foreign currency exchange transaction gains and losses. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies including the Euro, the British Pound, and the Canadian Dollar. Additionally, our multi-currency credit facility allows us to mitigate such foreign exchange exposures.

        Provision for Income Taxes.    For the fiscal year-to-date period ended October 3, 2015 our income tax provision was $5.5 million, and the effective tax rate was 38.0%, compared to a provision of $7.6 million and an effective tax rate of 44.1% for the fiscal year-to-date period ended September 27, 2014. The effective tax rate in the fiscal year-to-date period ended October 3, 2015 was lower than the combined Federal and state statutory tax rate and included favorable rates drivers resulting from the geographical mix of earnings and the use of valuation allowances, offset by the tax treatment of contingent consideration and other permanent tax differences. The valuation allowance benefit resulted from the utilization of certain historical foreign net operating losses that previously had valuation allowances. Additionally, there was a discrete benefit year-to-date which included the following items: revaluing of our US deferred tax assets for an increase in the state applicable rate stemming from 2015 state statutory law changes; prior period true-ups primarily as a result of a decrease in a statutory withholding tax rate; and release of reserves in connection with the finalization of the tax examination in France for fiscal years 2011 and 2012, which were partially offset by a discrete provision in the first quarter of fiscal 2015 in connection with income taxes payable for a state examination that has now concluded. The effective tax rate in the fiscal year-to-date period ended September 27, 2014 was higher than our combined Federal and state statutory tax rate primarily due to the $0.8 million non-cash tax expense recorded in the second quarter of fiscal 2014 to correct an immaterial error in our previously issued consolidated financial statements, partially offset by certain favorable tax adjustments that were treated as discrete items in the first half of fiscal 2014.

        Net Loss Attributable to Noncontrolling Interest, Net of Tax.    Our ownership interest in NeuCo was 55.89% for the fiscal year-to-date period ended September 27, 2014 and the fiscal year-to-date period ended October 3, 2015. NeuCo's financial results are consolidated with ours and allocations of the noncontrolling interest's share of NeuCo's net income result in deductions to our net income, while allocations of the noncontrolling interest's share of NeuCo's net loss result in additions to our net income. The results of operations of NeuCo allocable to its other owners was a net loss of $50,000 for the fiscal year to date period ended October 3, 2015 and a net loss of $158,000 for the fiscal year to date period ended September 27, 2014.

        Net Income Attributable to CRA International, Inc.    Net income attributable to CRA International, Inc. decreased by $0.9 million to $9.0 million for the fiscal year-to-date period ended October 3, 2015 from $9.8 million for the fiscal year-to-date period ended September 27, 2014. The diluted net income per share was $0.97 per share for the fiscal year-to-date period ended October 3, 2015, compared to diluted net income per share of $0.98 per share for the fiscal year-to-date period ended September 27, 2014. Diluted weighted average shares outstanding decreased by approximately 836,000 shares to approximately 9,182,000 shares for the fiscal year-to-date period ended October 3, 2015 from approximately 10,018,000 shares for the fiscal year-to-date period ended September 27, 2014. The decrease in diluted weighted average shares outstanding was primarily due to repurchases of common stock, offset in part by an increase as a result of shares of restricted stock and time-vesting restricted stock units that have vested or that have been issued, and stock options that have been exercised, since September 27, 2014.

Liquidity and Capital Resources

  Fiscal Year to Date Period Ended October 3, 2015

        We believe that our current cash, cash equivalents, cash generated from operations, and amounts available under our bank line of credit will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

        General.    In the fiscal year-to-date period ended October 3, 2015, cash and cash equivalents decreased by $27.2 million. We completed the period with cash and cash equivalents of $21.0 million and working capital (defined as current assets less current liabilities) of $77.3 million. The principal drivers of the reduction in cash were the payment of a significant portion of our fiscal 2014 performance bonuses in the first quarter of fiscal 2015, the repurchase and retirement of 388,800 shares of our common stock during the fiscal year-to-date period ended October 3, 2015, and increased capital expenditures related principally to outfitting our new office space in Boston, Massachusetts and Washington, DC for occupancy in the third and fourth quarter of fiscal 2015, respectively. Additionally, we had an increase in days sales outstanding ("DSO") from 99 days at the end of fiscal 2014 to 109 days at the end of the third quarter of fiscal 2015.

        Of the total cash and cash equivalents of $21.0 million at October 3, 2015, $10.4 million was held within the U.S. We have sufficient sources of cash in the U.S. to fund U.S. cash requirements without the need to repatriate any funds.

        As of October 3, 2015, a substantial portion of our cash accounts was concentrated at a single financial institution, which potentially exposes us to credit risks. The financial institution has a short-term credit rating of A-2 by Standard & Poor's ratings services. We have not experienced any losses related to such accounts. We do not believe that there is significant risk of non-performance by the financial institution, and our cash on deposit at this financial institution is fully liquid. We continually monitor the credit ratings of such institution. A change in the credit worthiness of this financial institution could materially affect our liquidity and working capital.

        Sources and Uses of Cash.    During the fiscal year-to-date period ended October 3, 2015, net cash used in operating activities was $4.9 million. The primary factor in cash used in operations was the decrease in the "accounts payable, accrued expenses, and other liabilities" line item of the cash flow statement of $15.0 million due to the payment of a significant portion of our fiscal 2014 performance bonuses during the first quarter of fiscal 2015. Other uses of cash included a decrease in the "unbilled services" line item of the cash flow statement of $8.6 million, and a $2.6 million decrease in the "accounts receivable" line item of the cash flow statement, net of the "accounts receivable allowances" line item. The change in these items is reflected in our increase in DSO from 99 days at the end of fiscal 2014 to 109 days at the end of the third quarter of fiscal 2015. A decrease in the "prepaid expenses and other current assets, and other assets" line item of $0.8 million also contributed to the decrease. Cash provided by operations included net income of $8.9 million, depreciation and amortization expense of $4.8 million, share-based compensation expense of $4.4 million, and an increase in deferred rent of $5.0 million due primarily to amounts received from our Boston landlord of approximately $3.8 million related to reimbursements of buildout costs, as per the terms of the lease agreement. Other movements in the cash flow statement were the gain on extinguishment of debt of $0.6 million and deferred tax provision movements of $0.3 million.

        During the fiscal year-to-date period ended October 3, 2015, net cash used by investing activities was $11.2 million, which included $12.7 million for capital expenditures related principally to outfitting our new office space in Boston, Massachusetts and Washington, DC for occupancy in the third and fourth quarter of fiscal 2015, respectively, partially offset by $1.5 million of collections on notes receivable, net of payments, in the fiscal year-to-date period ended October 3, 2015.

        We used $10.5 million of net cash in financing activities during the fiscal year-to-date period ended October 3, 2015, primarily for the repurchase and retirement of our common stock of $10.8 million and the redemption of approximately $0.1 million in vested employee restricted shares for tax withholdings, partially offset by proceeds from the exercise of stock options of $0.6 million. Additionally, NeuCo made payments of $0.3 million on its note payable during the first quarter of fiscal 2015.

  Indebtedness

        As of October 3, 2015, we are party to a credit agreement that provides us with a $125.0 million revolving credit facility and a $15 million sublimit for the issuance of letters of credit. We may use the proceeds of the revolving credit loans to provide working capital and for other general corporate purposes. Generally, we may repay any borrowings under the revolving credit facility at any time, but must repay all borrowings no later than April 24, 2018. There were no borrowings outstanding under this revolving line of credit as of October 3, 2015.

        The amount available under this revolving line of credit is reduced by certain letters of credit outstanding, which amounted to approximately $2.5 million as of October 3, 2015.

        Borrowings under the revolving credit facility bear interest at a rate per annum, at our election, of either (i) the adjusted base rate, as defined in the credit agreement, plus an applicable margin, which varies between 0.50% and 1.50% depending on our total leverage ratio as determined under the credit agreement, or (ii) the adjusted eurocurrency rate, as defined in the credit agreement, plus an applicable margin, which varies between 1.50% and 2.50% depending on our total leverage ratio. We are required to pay a fee on the unused portion of the revolving credit facility at a rate per annum that varies between 0.25% and 0.375% depending on our total leverage ratio. Borrowings under the credit facility are secured by 100% of the stock of certain of our U.S. subsidiaries and 65% of the stock of certain of our foreign subsidiaries, which represent approximately $6.5 million in net assets as of October 3, 2015.

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

  Forgivable Loans and Term Loans

        In order to attract and retain highly skilled professionals, we may issue forgivable loans or term loans to employees and non-employee experts. A portion of these loans is collateralized. The forgivable loans have terms that are generally between three and eight years. The principal amount of forgivable loans and accrued interest is forgiven by us over the term of the loans, so long as the employee or non-employee expert continues employment or affiliation with us and complies with certain contractual requirements. The expense associated with the forgiveness of the principal amount of the loans is recorded as compensation expense over the service period, which is consistent with the term of the loans. During the fiscal year-to-date period ended October 3, 2015, we issued approximately $9.5 million in forgivable loans to employees and non-employee experts for future service.

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

  Share Repurchases

        On August 10, 2012, February 13, 2014, and October 23, 2014, our Board of Directors authorized the repurchase of up to $5.0 million, $15.0 million, and $30.0 million, respectively, of our common stock. Repurchases under these programs are discretionary and we may make such repurchases under any of these programs in the open market (including under any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. During the fiscal year-to-date period ended October 3, 2015, we repurchased and retired 388,800 shares under these programs at an average price per share of $27.83. Approximately $10.1 million was available for future repurchases as of October 3, 2015.

        We will finance these programs with available cash and cash from future operations. We expect to continue to repurchase shares under these programs.

  Future Capital and Liquidity Needs

        We anticipate that our future capital and liquidity needs will principally consist of funds required for:

  •
  operating and general corporate expenses relating to the operation of our business;

  •
  the hiring of individuals to replenish and expand our employee base;

  •
  capital expenditures, primarily for information technology equipment, office furniture and leasehold improvements;

  •
  debt service and repayments, including interest payments on borrowings from our revolving credit facility;

  •
  share repurchases;

  •
  compensating our employees under various annual bonus or long-term incentive compensation programs;

  •
  potential acquisitions of businesses that would allow us to diversify or expand our service offerings;

  •
  contingent obligations related to our acquisitions; and

  •
  other known future contractual obligations.

        The hiring of individuals to replenish and expand our employee base is an essential part of your business operations and has historically been funded principally from operations. Many of the other above activities are discretionary in nature. For example, capital expenditures can be deferred, acquisitions can be forgone, and share repurchase programs can be suspended. As such, our operating model provides flexibility with respect to the deployment of cash flow from operations. Given this flexibility, we believe that our cash flows from operations, supplemented by cash on hand and borrowings under our bank credit facility (as necessary), will provide adequate cash to fund our long-term cash needs from normal operations for at least the next twelve months.

        Our conclusion that we will be able to fund our cash requirements by using existing capital resources and cash generated from operations does not take into account the impact of any future acquisition transactions or any unexpected significant changes in the number of employees or other expenditures that are currently not contemplated. The anticipated cash needs of our business could change significantly if we pursue and complete additional business acquisitions, if our business plans change, if economic conditions change from those currently prevailing or from those now anticipated, or if other unexpected circumstances arise that have a material effect on the cash flow or profitability of our business. Any of these events or circumstances, including any new business opportunities, could involve significant additional funding needs in excess of the identified currently available sources and could require us to raise additional debt or equity funding to meet those needs on terms that may be less favorable compared to our current sources of capital. Our ability to raise additional capital, if necessary, is subject to a variety of factors that we cannot predict with certainty, including:

  •
  our future profitability;

  •
  the quality of our accounts receivable;

  •
  our relative levels of debt and equity;

  •
  the volatility and overall condition of the capital markets; and

  •
  the market prices of our securities.

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

        The majority of our operations are based in the U.S., and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of foreign currencies. Our primary foreign currency exposures relate to our short-term intercompany balances with our foreign subsidiaries and accounts receivable, unbilled services, and cash valued in the United Kingdom in U.S. Dollars, Euros, or Canadian Dollars. Our primary foreign subsidiaries have functional currencies denominated in the British Pound, the Euro or Canadian Dollars, and foreign denominated assets and liabilities are re-measured each reporting period with any exchange gains and losses recorded in our consolidated income statements. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the U.S. Dollar, the British Pound, the Euro and the Canadian Dollar. Holding all other variables constant, fluctuations in foreign exchange rates may impact reported revenues and expenses significantly, based on currency exposures at October 3, 2015. A hypothetical 10% movement in foreign exchange rates would have affected our income before provision for income taxes for the third quarter of fiscal 2015 by approximately $1.0 million. However, actual gains and losses in the future could differ materially from this analysis based on the timing and amount of both foreign currency exchange rate movements and our actual exposure.

Translation of Financial Results

        Our foreign subsidiaries operate in a currency other than the U.S. Dollar; therefore, increases or decreases in the value of the U.S. Dollar against other major currencies will affect our operating results and the value of our balance sheet items denominated in foreign currencies. Our most significant exposures to translation risk relate to functional currency assets and liabilities that are denominated in the British Pound, the Euro, and the Canadian Dollar. The changes in the net investments of foreign subsidiaries whose currencies are denominated in currencies other than the U.S. Dollar for the fiscal year-to-date period ended October 3, 2015 and fiscal year-to-date period ended January 3, 2015 were losses of $1.4 million and $3.3 million, respectively. These translation losses are reflected in "Other comprehensive income (loss)" in our condensed consolidated statements of comprehensive income (loss).

Interest Rate Risk

        We maintain an investment portfolio consisting mainly of money market funds with maturities of three months or less when purchased. These held-to-maturity securities are subject to interest rate risk. However, a hypothetical change in the interest rate of 10% would not have a material impact to the fair values of these securities at October 3, 2015 primarily due to their short maturity.

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report to provide reasonable assurance that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC's rules and forms. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of October 3, 2015, due to the material weakness in internal control over financial reporting related to the accounting and reporting for non-routine compensation arrangements (for example, share-based compensation) described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended January 3, 2015.

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

Evaluation of Changes in Internal Control over Financial Reporting

        Other than with respect to the ongoing remediation of the material weakness in internal controls over financial reporting related to the accounting and reporting for non-routine compensation arrangements (for example, share- based compensation) pursuant to the plan described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended January 3, 2015, there were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during the third quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We depend upon key employees to generate revenue

        Our business consists primarily of the delivery of professional services, and, accordingly, our success depends heavily on the efforts, abilities, business generation capabilities, and project execution capabilities of our employee consultants. In particular, our employee consultants' personal relationships with our clients are a critical element in obtaining and maintaining client engagements. If we lose the services of any employee consultant or group of employee consultants, or if our employee consultants fail to generate business or otherwise fail to perform effectively, that loss or failure could adversely affect our revenues and results of operations. We do not have non- competition agreements with a majority of our employee consultants, and they can terminate their relationships with us at will and without notice. The non- competition and non-solicitation agreements that we have with some of our employee consultants offer us only limited protection and may not be enforceable in every jurisdiction. In the event that an employee leaves, some clients may decide that they prefer to continue working with the employee rather than with us. In the event an employee departs and acts in a way that we believe violates the employee's non-competition or non-solicitation agreement, we will consider any legal remedies we may have against such person on a case- by-case basis. We may decide that preserving cooperation and a professional relationship with the former employee or clients that worked with the employee, or other concerns, outweigh the benefits of any possible legal recovery.

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

        In many cases we seek to include restrictive covenant agreements in our agreements with our non-employee experts, which could include non- competition agreements, non-solicitation agreements and non-hire agreements. The limitation or termination of any of their relationships with us, or competition from any of them after these agreements expire, could harm our reputation, reduce our business opportunities and adversely affect our revenues and results of operations. These restrictive covenant agreements that we may have with some of our non-employee experts offer us only limited protection and may not be enforceable in every jurisdiction. In the event that non- employee experts leave, clients working with these non-employee experts may decide that they prefer to continue working with them rather than with us. In the event a non-employee expert departs and acts in a way that we believe violates the expert's restrictive covenant agreements, we will consider any legal and equitable remedies we may have against such person on a case- by-case basis. We may decide that preserving cooperation and a professional relationship with the former non-employee expert or clients that worked with the non-employee expert, or other concerns, outweigh the benefits of any possible legal action or recovery.

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

Our revenues, operating results and cash flows are likely to fluctuate

        We experience fluctuations in our revenues, operating results and cash flows and expect that they will continue to occur in the future due to factors that are either within or outside of our control, including, but not limited to, the timing and duration of our client engagements, utilization of our employee consultants, the types of engagements we are working on at different times, the geographic locations of our clients or where the services are rendered, the length of billing and collection cycles, hiring, business and capital expenditures, share repurchases, debt repayments, and other general economic factors. We may also experience future fluctuations in our cash flows from operations because of increases in employee compensation, including changes to our incentive compensation structure and the timing of incentive payments, which we generally pay during the first quarter of each year, or hiring or retention payments or bonuses which are paid throughout the year. Also, the timing of future acquisitions and other investments and the cost of integrating them may cause fluctuations in our operating results and related cash flows.

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

We may need to take material write-offs for the impairment of goodwill and other intangible assets, including if our market capitalization declines

        As further described in our Notes to Condensed Consolidated Financial Statements, goodwill and intangible assets with indefinite lives are monitored annually for impairment, or more frequently, if events or circumstances exist that would more likely than not reduce our fair value below our carrying amount. In performing the first step of the goodwill impairment testing and measurement process, we compare the estimated fair value of each of our reporting units to its net book value to identify potential impairment. We estimate the fair value of our consulting business utilizing our market capitalization, plus an appropriate control premium less the estimated fair value of NeuCo. Market capitalization is determined by multiplying the shares outstanding on the test date by the market price of our common stock on that date. We have utilized a control premium that considers appropriate industry, market and other pertinent factors, including indications of such premiums from data on recent acquisition transactions. The fair value of NeuCo has been determined using an income approach which measures the value of the enterprise based on an expected stream of earnings over time. If the estimated fair value of a reporting unit is less than its net book value, the second step is performed to determine if goodwill is impaired. If through the impairment evaluation process a reporting unit determines that goodwill has been impaired, an impairment charge would be recorded in our consolidated income statement.

        A goodwill impairment charge in any period would have the effect of decreasing our earnings in such period. If we are required to take a substantial impairment charge, our operating results would be materially adversely affected in such period, though such a charge would have no impact on cash flows or working capital.

Our debt obligations may adversely impact our financial performance

        We rely on our cash and cash equivalents, cash flows from operations and borrowings under our credit agreement to fund our short-term and anticipated long-term operating activities. We have a revolving line of credit with our bank for $125.0 million. The amounts available under this line of credit are constrained by various financial covenants and reduced by certain letters of credit outstanding. Our loan agreement with the bank will mature on April 24, 2018. At October 3, 2015, we had no borrowings outstanding under the credit agreement and approximately $122.5 million available for future borrowings. The degree to which we are leveraged could adversely affect our ability to obtain further financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to secure short-term and long-term debt or equity financing in the future will depend on several factors, including our future profitability, the levels of our debt and equity, restrictions under our existing revolving line of credit, and the overall credit and equity market environments.

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

Our charter and by-laws, and Massachusetts law may deter takeovers

        Our amended and restated articles of organization and amended and restated by-laws and Massachusetts law contain provisions that could have anti- takeover effects and that could discourage, delay, or prevent a change in control or an acquisition that our shareholders may find attractive. These provisions may also discourage proxy contests and make it more difficult for our shareholders to take some corporate actions, including the election of directors. These provisions could limit the price that investors might be willing to pay for shares of our common stock.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        (a)   Not applicable.

        (b)   Not applicable.

        (c)   The following table provides information about our repurchases of shares of our common stock during the fiscal quarter ended October 3, 2015. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the fiscal quarter into three periods of four weeks, four weeks, and five weeks, respectively, to coincide with our reporting periods during the third quarter of fiscal 2015.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)(2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 5, 2015 to August 1, 2015	684	$23.34	—	$12,948,938
August 2, 2015 to August 29, 2015	100,000	$22.68	100,000	$10,681,314
August 30, 2015 to October 3, 2015	25,000	$23.12	25,000	$10,103,349

(1)
On August 10, 2012, February 13, 2014, and October 23, 2014, we announced that our Board of Directors approved share repurchase programs of up to $5.0 million, $15.0 million, and $30.0 million, respectively, of our common stock. Repurchases under these programs are discretionary and we may make such repurchases under any of these programs in the open market (including under any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. During the four weeks ended August 29, 2015 and the five weeks ended October 3, 2015, we repurchased and retired 100,000 shares and 25,000 shares, respectively, under these programs at an average price per share of $22.68 and $23.12, respectively. Approximately $10.1 million was available for future repurchases under these programs as of October 3, 2015. We expect to continue to repurchase shares under these programs.

(2)
During the four weeks ended August 1, 2015, we accepted 684 shares of our common stock as a tax withholding from certain of our employees, in connection with the vesting of restricted shares that occurred during the indicated period, pursuant to the terms of our 2006 equity incentive plan, at an average price per share of $23.34.

ITEM 3.    Defaults Upon Senior Securities

        None.

ITEM 4.    Mine Safety Disclosures

        None.

ITEM 5.    Other Information

        None.

ITEM 6.    EXHIBIT INDEX

Item No.	Description
10.1	Lease dated July 15, 2015 by and between CRA International, Inc. and 1411 IC-SIC Property LLC (incorporated by reference to Exhibit 10.1 to our current report on form 8-K filed on July 21, 2015)
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1	Section 1350 certification
101
The following financial statements from CRA International, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2015, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Condensed Consolidated Income Statements (unaudited) for the fiscal quarters and the fiscal year to date periods ended October 3, 2015 and September 27, 2014, (ii) Condensed Consolidated Statement of Comprehensive Income (unaudited) for the fiscal quarters and the fiscal year to date periods ended October 3, 2015 and September 27, 2014, (iii) Condensed Consolidated Balance Sheets (unaudited) as at October 3, 2015 and January 3, 2015, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the fiscal year to date periods ended October 3, 2015 and September 27, 2014, (v) Condensed Consolidated Statement of Shareholders' Equity (unaudited) for the fiscal year to date period ended October 3, 2015, and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRA INTERNATIONAL, INC.
Date: November 3, 2015	By:	/s/ PAUL A. MALEH Paul A. Maleh President and Chief Executive Officer
Date: November 3, 2015	By:	/s/ CHAD M. HOLMES Chad M. Holmes Chief Financial Officer, Executive Vice President and Treasurer

EXHIBIT INDEX

Item No.	Description
10.1	Lease dated July 15, 2015 by and between CRA International, Inc. and 1411 IC-SIC Property LLC (incorporated by reference to Exhibit 10.1 to our current report on form 8-K filed on July 21, 2015)
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1	Section 1350 certification
101
The following financial statements from CRA International, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2015, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Condensed Consolidated Income Statements (unaudited) for the fiscal quarters and the fiscal year to date periods ended October 3, 2015 and September 27, 2014, (ii) Condensed Consolidated Statement of Comprehensive Income (unaudited) for the fiscal quarters and the fiscal year to date periods ended October 3, 2015 and September 27, 2014, (iii) Condensed Consolidated Balance Sheets (unaudited) as at October 3, 2015 and January 3, 2015, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the fiscal year to date periods ended October 3, 2015 and September 27, 2014, (v) Condensed Consolidated Statement of Shareholders' Equity (unaudited) for the fiscal year to date period ended October 3, 2015, and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).