Form 10-K
period 2016-01-02
CRA INTERNATIONAL, INC.
filed 2016-03-04
CIK 1053706

Use these links to rapidly review the document

CRA INTERNATIONAL, INC.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2016

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

         The aggregate market value of the stock held by non-affiliates of the registrant as of July 4, 2015, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing sale price of $27.62 as quoted on the NASDAQ Global Select Market as of the last trading day before that date, was approximately $239.7 million. Outstanding shares of common stock beneficially owned by executive officers and directors of the registrant and certain related entities have been excluded from this computation because these persons may be deemed to be affiliates. The fact that these persons have been deemed affiliates for purposes of this computation should not be considered a conclusive determination for any other purpose.

         As of February 26, 2016, CRA had outstanding 8,927,972 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

         The information required for Part III of this annual report is incorporated by reference from the registrant's definitive proxy statement for the 2016 annual meeting of its shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended January 2, 2016.

CRA INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 2, 2016

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

        Our website also includes information about our corporate governance practices. The Investor Relations page of our website provides a link to a web page where you can obtain a copy of our code of business conduct and ethics applicable to our principal executive officer, principal financial officer, and principal accounting officer. We intend to make required disclosures of amendments to our code of business conduct and ethics, or waivers of a provision of our code of business conduct and ethics, on the Corporate Governance Documents page linked from the Investor Relations page of our website.

Fiscal Year

        Our fiscal years periodically contain 53 weeks rather than 52 weeks. Fiscal 2015 was a 52-week year, fiscal 2014 was a 53-week year and fiscal 2013 was a 52-week year.

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

        We offer consulting services in two broad areas: litigation, regulatory, and financial consulting and management consulting. These two areas represented approximately 99% of our consolidated revenues for fiscal 2015. The remaining 1% came from our majority-owned NeuCo subsidiary. We provide our consulting services primarily through our highly credentialed and experienced staff of employee consultants. As of January 2, 2016 we employed 511 consultants, which consisted of 389 senior staff and

122 junior staff. Approximately three fourths of our senior staff has a doctorate or other advanced degree. Our employee consultants have backgrounds in a wide range of disciplines, including economics, business, corporate finance, materials sciences, accounting, and engineering. We are extremely selective in our hiring of consultants, recruiting from leading universities, industry, and government. Many of our employee consultants are nationally or internationally recognized as experts in their respective fields and have published scholarly articles, lectured extensively, and have been quoted in the press. They combine outstanding intellectual acumen with practical experience and in-depth understanding of industries and markets. To enhance the expertise we provide to our clients, we maintain close working relationships with a select group of renowned academic and industry non-employee experts.

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

        Highly Educated, Experienced, and Versatile Consulting Staff.    We believe our most important asset is our base of employee consultants, particularly our senior employee consultants. As of January 2, 2016 we employed 511 consultants, which consisted of 389 senior staff and 122 junior staff. Approximately three-fourths of our senior staff has a doctorate or other advanced degree. Many of these senior employee consultants are nationally or internationally recognized as experts in their respective fields. In addition to their expertise in a particular field, most of our employee consultants are able to apply their skills across numerous practice areas. This flexibility in staffing engagements is critical to our ability to apply our resources as needed to meet the demands of our clients. As a result, we seek to hire consultants who not only have strong analytical skills, but who are also creative, intellectually curious, and driven to develop expertise in new practice areas and industries.

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

        Integrated Business.    We manage our business on an integrated basis through our international network of offices and areas of functional expertise. Many of our practice areas are represented in several of our offices and are managed across geographic borders. We view these cross-border practices as integral to our success and key to our management approach. Our practices share not only staff but also consulting approaches and marketing strategies. When we acquire companies, our practice is to rapidly integrate systems, procedures, and people into our business platform. In addition to sharing our intellectual property assets globally, we encourage geographic collaboration among our practices by including a consultant's overall contribution to our practices as a factor in determining the consultant's annual bonus.

        Diversified Client Base.    We have completed thousands of engagements for clients in a broad range of industries around the world. Our clients are major firms, and national and international law firms representing such clients, across a multitude of industries that include agriculture; banking and capital markets; chemicals; communications and media; consumer products; energy; entertainment; financial services; health care; insurance; life sciences; manufacturing; metals, mining, and materials; oil and gas; real estate; retail; sports; telecommunications; transportation; and technology.

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

Services

        We offer consulting services in two broad areas: litigation, regulatory, and financial consulting and management consulting. Together, these two service areas comprised approximately 99% of our consolidated revenues for fiscal 2015, and approximately 1% of our consolidated revenues came from our NeuCo subsidiary.

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

Areas of Functional Expertise	Description of Area of Service
Forensic & Cyber Investigations

Forensic accounting and analysis of complex accounting issues; fraud, corruption, bribery and embezzlement investigations; white collar defense; cybercrime, data breach and theft of trade secrets investigations; computer and other digital forensic analyses; actionable business intelligence and reputational due diligence; and other independent professional services that help clients preserve their reputation and support their commitment to integrity.

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

Labor & Employment

All facets of employment litigation including equal employment opportunity claims under Title VII, the Age Discrimination in Employment Act, the Equal Pay Act, and the Americans with Disabilities Act. Providing expert witness and litigation support services, conducting proactive analyses of employment and contracting practices, monitoring consent decrees and settlement agreements, designing information systems to track relevant employment data, and analyzing liability and assessing damages under the Fair Labor Standards Act, California overtime laws, and state-specific wage and hour laws.

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

        Additionally, we challenge clients to develop fresh approaches by sharing industry insights, focusing on facts, and questioning tradition. We support clients in implementation by setting priorities, focusing resources, and aligning operations, and we get results by helping clients make distinctive, substantial improvements in their organizations' performance.

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

Enterprise Risk Management	Advising large financial institutions and corporations in areas of governance and strategy, process analytics, and technology related to risk management.

Areas of Functional Expertise	Description of Area of Service
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

Industry Expertise

        We believe our ability to combine expertise in advanced economic and financial methods with in-depth knowledge of particular industries is one of our key competitive strengths. By maintaining expertise in certain industries, we provide clients practical advice tailored to their specific markets. This industry expertise, which we developed over decades of providing sophisticated consulting services to a diverse group of clients in many industries, differentiates us from many of our competitors. We believe that we have developed a strong reputation and substantial name recognition within specific industries, which has led to repeat business and new engagements from clients in those markets. While we provide services to clients in a wide variety of industries, we have particular expertise in the following industries:

  •
  Agriculture

  •
  Banking & Capital Markets

  •
  Chemicals

  •
  Communications & Media

  •
  Consumer Products

  •
  Energy

  •
  Entertainment

  •
  Financial Services

  •
  Health Care

  •
  Insurance

  •
  Life Sciences

  •
  Manufacturing

  •
  Metals, Mining, & Materials

  •
  Oil & Gas

  •
  Real Estate

  •
  Retail

  •
  Sports

  •
  Telecommunications

  •
  Transportation

  •
  Technology

Clients

        We have completed thousands of engagements for clients around the world, including domestic and foreign corporations; Federal, state, and local domestic government agencies; governments of foreign countries; public and private utilities; accounting firms; and national and international trade associations. Frequently, we work with major law firms who approach us on behalf of their clients. While we have particular expertise in a number of industries, we provide services to a diverse group of clients in a broad range of industries. Our policy is to keep the identities of our clients confidential unless our work for the client is already publicly disclosed. Our clients come from a broad range of industries, with no single client accounting for more than 5% of our revenues in any of fiscal 2015, fiscal 2014 or fiscal 2013.

        We derived approximately 14%, 15%, and 13% of consolidated revenues from fixed-price contracts in fiscal 2015, fiscal 2014, and fiscal 2013, respectively. These contracts are more common in our management consulting area, and would likely grow in number with expansion of that area. Revenues outside of the U.S. accounted for approximately 20%, 22%, and 22% of our total revenues in fiscal 2015, fiscal 2014, and fiscal 2013, respectively. See note 12 of our Notes to Consolidated Financial Statements for a breakdown of our revenue and long-lived assets by country.

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

        Our ownership interest in NeuCo was 55.89% for each of fiscal 2015, fiscal 2014 and fiscal 2013. NeuCo's financial results have been consolidated with ours and the portion of NeuCo's results allocable to its other owners is shown as "noncontrolling interest."

        NeuCo's revenues, which are comprised of software sales and maintenance service revenue, included in our consolidated statements of operations for fiscal 2015, fiscal 2014, and fiscal 2013 totaled approximately $3.8 million, $4.8 million, and $5.1 million, respectively. NeuCo's net loss included in our consolidated statements of operations for fiscal 2015, fiscal 2014 and fiscal 2013 was approximately $3.0 million, $0.5 million and $0.3 million, respectively. NeuCo's net loss, net of amounts allocable to its other owners, included in our consolidated statements of operations for fiscal 2015, fiscal 2014 and fiscal 2013 was approximately $1.3 million, $0.2 million and $0.2 million, respectively.

Human Capital

        As of January 2, 2016 we employed 511 consultants, consisting of 389 senior staff and 122 junior staff. Approximately three-fourths of our senior staff has a doctorate or other advanced degree in addition to substantial management, technical, or industry expertise. We believe our financial results and reputation are directly related to the number and quality of our employee consultants.

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

        It is important to us that we conduct business ethically and in accordance with industry standards and our own rigorous professional standards. We carefully consider the pursuit of each specific market, client, and engagement in light of these standards.

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

We depend on our non-employee experts

        We depend on our relationships with our non-employee experts. We believe that these experts are highly regarded in their fields and that each offers a combination of knowledge, experience, and expertise that would be very difficult to replace. We also believe that we have been able to secure some engagements and attract some consultants in part because we can offer the services of these experts. Most of these experts can limit their relationships with us at any time for any reason. These reasons could include affiliations with universities with policies that prohibit accepting specified engagements, termination of exclusive relationships, the pursuit of other interests, and retirement.

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

Our results of operations and consequently our business may be adversely affected if we are not able to maintain our current bill rates, compensation costs and/or utilization rate

        Our revenues and profitability are largely based on the bill rates charged to our clients, compensation costs and the utilization of our consultants. We calculate utilization by dividing the total hours worked by our employee consultants on engagements during the measurement period by the total number of hours that our employee consultants were available to work during that period. If we are not able to maintain adequate bill rates for our services, maintain compensation costs or obtain appropriate utilization rates from our consultants, our results of operations may be adversely impacted. Bill rates, compensation costs and consultant utilization rates are affected by a number of factors, including:

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

Our engagements may result in professional liability and we may be subject to other litigation, claims or assessments

        Our services typically involve difficult analytical assignments and carry risks of professional and other liability. Many of our engagements involve matters that could have a severe impact on a client's business, and cause the client to lose significant amounts of money, or prevent the client from pursuing desirable business opportunities. Accordingly, if a client is dissatisfied with our performance, the client could threaten or bring litigation in order to recover damages or to contest its obligation to pay our fees. Litigation alleging that we performed negligently, disclosed client confidential information, or otherwise breached our obligations to the client could expose us to significant liabilities to our clients and other third parties and tarnish our reputation.

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

Our stock repurchase programs could affect the market price of our common stock and increase its volatility

        Our Board of Directors has from time to time authorized repurchase programs of our outstanding common stock. Under these stock repurchase programs, we are authorized to repurchase, from time-to-time, shares of our outstanding common stock on the open market or in privately negotiated transactions. The timing and amount of stock repurchases is determined based upon our evaluation of market conditions and other factors. Any stock repurchase program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our common stock under any program. Repurchases pursuant to our stock repurchase programs could affect the market price of our common stock and increase its volatility. Any termination of one of our stock repurchase programs could cause a decrease in the market price of our common stock price, and the existence of a stock repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity of our common stock. There can be no assurance that any stock repurchases under these programs will enhance stockholder value because the market price of our common stock may decline below the levels at which those repurchases were made. Although our stock repurchase programs are intended to enhance long-term stockholder value, short-term fluctuations in the market price of our common stock could reduce the programs' effectiveness.

We may need to take material write-offs for the impairment of goodwill and other intangible assets, including if our market capitalization declines

        As further described in our Notes to Consolidated Financial Statements, goodwill and intangible assets with indefinite lives are monitored annually for impairment, or more frequently, if events or circumstances exist that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In performing the first step of the goodwill impairment testing and measurement process, we compare the estimated fair value of each of our reporting units to its net book value to identify potential impairment. We estimate the fair value of our consulting business utilizing our market capitalization, plus an appropriate control premium less the estimated fair value of NeuCo. Market capitalization is determined by multiplying the shares outstanding on the test date by the market price of our common stock on that date. We determine the control premium utilizing a discounted cash flow model that takes into consideration our forecasted results as well as appropriate industry, market and other pertinent factors, including indications of such premiums from data on recent acquisition transactions. The fair value of NeuCo is determined using an income approach which measures the value of the enterprise based on an expected stream of earnings over time. If the estimated fair value of a reporting unit is less than its net book value, the second step is performed to determine if goodwill is impaired. If through the impairment evaluation process a reporting unit determines that goodwill has been impaired, an impairment charge would be recorded in our consolidated income statement.

        A goodwill impairment charge in any period would have the effect of decreasing our earnings in such period. If we are required to take a substantial impairment charge, our reported operating results would be materially adversely affected in such period, though such a charge would have no impact on cash flows or working capital.

Our debt obligations may adversely impact our financial performance

        We rely on our cash and cash equivalents, cash flows from operations and borrowings under our credit agreement to fund our short-term and anticipated long-term operating activities. We have a revolving line of credit with our bank for $125.0 million. The amounts available under this line of credit are constrained by various financial covenants and reduced by certain letters of credit outstanding. Our loan agreement with the bank will mature on April 24, 2018. At January 2, 2016, we had no borrowings outstanding under the credit agreement and approximately $122.5 million available for future borrowings, after consideration of outstanding letters of credit. The degree to which we are leveraged could adversely affect our ability to obtain further financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to secure short-term and long-term debt or equity financing in the future will depend on several factors, including our future profitability, the levels of our debt and equity, restrictions under our existing revolving line of credit, and the overall credit and equity market environments.

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

Item 1B—Unresolved Staff Comments

        Not applicable.

Item 2—Properties

        In the aggregate, as of January 2, 2016, we leased approximately 279,306 square feet of office space in locations around the world. Additionally, NeuCo leases approximately 8,450 square feet of office space.

        All of our offices are electronically linked and have access to our core consulting tools. We believe our existing facilities are adequate to meet our current requirements and that suitable space will be available as needed. See note 15 to our Notes to Consolidated Financial Statements for details on material leases.

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

Fiscal Year Ended January 2, 2016	High	Low
January 4, 2015 to April 4, 2015	$32.47	$28.11
April 5, 2015 to July 4, 2015	$32.23	$25.89
July 5, 2015 to October 3, 2015	$28.06	$21.02
October 4, 2015 to January 2, 2016	$24.70	$17.77

Fiscal Year Ended January 3, 2015	High	Low
December 29, 2013 to March 29, 2014	$23.84	$17.63
March 30, 2014 to June 28, 2014	$23.80	$19.10
June 29, 2014 to September 27, 2014	$28.49	$22.62
September 28, 2014 to January 3, 2015	$32.50	$24.64

        Shareholders.    We had approximately 111 holders of record of our common stock as of January 29, 2016. This number does not include shareholders for whom shares were held in a "nominee" or "street" name.

        Dividends.    We have not paid any cash dividends in the past and we do not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of our bank line of credit place restrictions on our ability to pay cash dividends on our common stock.

        Repurchases of Equity Securities.    The following table provides information about our repurchases of shares of our common stock during the fourth quarter ended January 2, 2016. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the quarter into three periods of four, four and five weeks to coincide with our reporting periods during the fourth quarter of fiscal 2015.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)(2)	(b) Average Price Paid per Share(1)(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 4, 2015 to October 31, 2015	—	—	—	$10,103,349
November 1, 2015 to November 28, 2015	113,035	$22.47	88,492	$8,104,684
November 29, 2015 to January 2, 2016	—	—	—	$8,104,684

(1)
During the four weeks ended November 28, 2015, we accepted 24,543 shares of our common stock as a tax withholding from certain of our employees, in connection with the vesting of restricted shares that occurred during the period, pursuant to the terms of our 2006 equity incentive plan, at the average price per share of $22.06.

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

        Shareholder Return Performance Graph.    The graph below compares the cumulative 5-year total return of holders of our common stock with the cumulative total returns of the NASDAQ Composite index, and a customized peer group of three companies and four companies, respectively, listed in notes 1 and 2 below.

  (1.)
  The three companies included in our first customized peer group, referred to below as the "Old Peer Group," are: FTI Consulting, Inc., Huron Consulting Group Inc. and Navigant Consulting, Inc.

  (2.)
  The four companies included in our second customized peer group, referred to below as the "New Peer Group," are: FTI Consulting, Inc., Huron Consulting Group Inc., Exponent Inc. (which was added this year) and Navigant Consulting, Inc.

        The graph tracks the performance of a $100 investment in our common stock, in each peer group, and in a market index (with the reinvestment of all dividends) from January 1, 2011 to January 2, 2016. We paid no cash or stock dividends during the period shown. The performance of the market index and the peer group indices is shown on a total return (dividends reinvested) basis.

 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among CRA International, Inc., the NASDAQ Composite Index,
Old Peer Group and New Peer Group

*
$100 invested on 1/1/11 in stock or 12/31/10 index, including reinvestment of dividends. Index calculated on month-end basis.

	1/1/11	12/31/11	12/29/12	12/28/13	1/3/15	1/2/16
CRA International, Inc.	100.00	84.39	79.97	88.09	129.14	79.33
NASDAQ Composite	100.00	100.53	116.92	166.19	188.78	199.95
Old Peer Group	100.00	122.32	100.37	157.93	148.25	137.35
New Peer Group	100.00	122.34	107.16	166.38	159.83	159.06

        The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6—Selected Financial Data

        The following selected consolidated financial data for each of the fiscal years in the five-year period ended January 2, 2016, has been derived from our audited consolidated financial statements.

	January 2, 2016 (52 weeks)	January 3, 2015 (53 weeks)	December 28, 2013 (52 weeks)	December 29, 2012 (52 weeks)	December 31, 2011 (52 weeks)
Consolidated Statements of Operations Data(1):
Revenues	$303,559	$306,371	$278,432	$270,390	$305,228
Costs of services	207,650	206,813	189,262	182,381	199,383

Gross profit	95,909	99,558	89,170	88,009	105,845
Selling, general and administrative expenses	72,439	69,074	64,242	67,235	71,752
Depreciation and amortization	6,552	6,443	6,411	7,190	5,029
Goodwill impairment(4)	4,524	—	—	71,394	—

Income (loss) from operations	12,394	24,041	18,517	(57,810)	29,064
Interest income	45	163	155	264	332
Interest expense	(583)	(594)	(574)	(300)	(908)
NeuCo gain on extinguishment of debt	606	—	—	—	—
Other expense, net	(647)	(295)	(180)	(177)	(405)

Income (loss) before (provision) benefit for income taxes and equity method investment loss, net of tax	11,815	23,315	17,918	(58,023)	28,083
(Provision) benefit for income taxes	(5,490)	(9,908)	(6,683)	5,180	(11,138)

Net income (loss)	6,325	13,407	11,235	(52,843)	16,945
Net (income) loss attributable to noncontrolling interest, net of tax	1,332	231	135	(147)	(94)

Net income (loss) attributable to CRA International, Inc.:	$7,657	$13,638	$11,370	$(52,990)	$16,851

Net income (loss) per share attributable to CRA International, Inc.(2):
Basic	$0.84	$1.40	$1.13	$(5.21)	$1.60

Diluted	$0.83	$1.38	$1.12	$(5.21)	$1.57

Weighted average number of shares outstanding(2):
Basic	9,010	9,747	10,084	10,167	10,555

Diluted	9,195	9,897	10,173	10,167	10,739

	January 2, 2016	January 3, 2015	December 28, 2013	December 29, 2012	December 31, 2011
Consolidated Balance Sheet Data(1):
Working capital(3)	$54,336	$56,256	$57,197	$87,657	$86,753
Total assets(3)	313,717	313,472	320,137	290,861	364,523
Total long-term debt	—	981	1,007	1,007	1,631
Total shareholders' equity	211,068	214,704	224,637	212,234	268,407

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

(2)
Basic net income (loss) per share represents net income (loss) divided by the weighted average shares of common stock outstanding during the period. Diluted net income per share represents net income divided by the weighted average shares of common stock and common stock equivalents outstanding during the period, if applicable. Weighted average shares used in diluted net income per share include common stock equivalents arising from stock options, unvested restricted stock, time-vesting unvested restricted stock units, and shares underlying our debentures using the treasury stock method. All common stock equivalents were excluded in fiscal 2012

(3)
During the fourth quarter of fiscal year 2015, we retrospectively adopted ASU-2015-17, Balance Sheet Classification of Deferred Taxes, which required a reclassification of current deferred tax assets and liabilities to non-current. As a result, the current assets and current liabilities amounts have been adjusted for fiscal years 2014, 2013, 2012, and 2011 to conform prior period classifications to the new guidance.

(4)
See note 4 to our Notes to Consolidated Financial Statements.

Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are a leading worldwide economic, financial, and management consulting firm that applies advanced analytic techniques and in-depth industry knowledge to complex engagements for a broad range of clients.

        We derive revenues principally from professional services rendered by our employee consultants. In most instances, we charge clients on a time-and-materials basis and recognize revenues in the period when we provide our services. We charge consultants' time at hourly rates, which vary from consultant to consultant depending on a consultant's position, experience, expertise, and other factors. We derive a portion of our revenues from fixed-price engagements. Revenues from fixed-price engagements are recognized using a proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. We generate substantially all of our professional services fees from the work of our own employee consultants and a portion from the work of our non-employee experts. Factors that affect our professional services revenues include the number and scope of client engagements, the number of consultants we employ, the consultants' billing rates, and the number of hours our consultants work. Revenues also include reimbursements, which include reimbursements for travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses.

        Our costs of services include the salaries, bonuses, share-based compensation expense, and benefits of our employee consultants. Our bonus program awards discretionary bonuses based on our revenues and profitability and individual performance. Costs of services also include out-of-pocket and other expenses, and the salaries of support staff whose time is billed directly to clients, such as librarians, editors, and programmers, as well as the amounts billed to us by our non-employee experts for services rendered while completing a project. Selling, general, and administrative expenses include salaries, bonuses, share-based compensation expense, and benefits of our administrative and support staff, fees to non-employee experts for generating new business, office rent, marketing, and other costs.

Utilization and Seasonality

        We derive the majority of our revenues from the number of hours worked by our employee consultants. Our utilization of those employee consultants is one key indicator that we use to measure our operating performance. We calculate utilization by dividing the total hours worked by our employee consultants on engagements during the measurement period by the total number of hours that our employee consultants were available to work during that period. Utilization was 74%, 76%, and 73% for fiscal 2015, fiscal 2014, and fiscal 2013, respectively.

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

International Operations

        Revenues outside of the U.S. accounted for approximately 20%, 22%, and 22% of our total revenues in fiscal 2015, fiscal 2014, and fiscal 2013, respectively. Revenue by country is detailed in note 12 to our Notes to Consolidated Financial Statements.

Noncontrolling Interest

        Our ownership interest in NeuCo is 55.89%. NeuCo's financial results have been consolidated with ours and the portion of NeuCo's results allocable to its other owners is shown as "noncontrolling interest." NeuCo's revenues, which are comprised of software sales and maintenance service revenue included in our consolidated statements of operations for fiscal 2015, fiscal 2014, and fiscal 2013 totaled approximately $3.8 million, $4.8 million, and $5.1 million, respectively. NeuCo's net loss included in our consolidated statements of operations for fiscal 2015, fiscal 2014 and fiscal 2013 was approximately $3.0 million, $0.5 million and $0.3 million, respectively. NeuCo's net loss, net of amounts allocable to its other owners, included in our consolidated statements of operations for fiscal 2015, fiscal 2014 and fiscal 2013 was approximately $1.3 million, $0.2 million and $0.2 million, respectively.

        In accordance with ASC Topic 350, "Intangibles—Goodwill and Other," goodwill and intangible assets with indefinite lives are monitored annually for impairment, or more frequently, as necessary, if events or circumstances exist that would more likely than not reduce the fair value of the reporting unit below its carrying amount. During the fourth quarter of 2015 it was determined that NeuCo's net book value exceeded the fair value of its equity. Therefore, it was required to perform a step two goodwill impairment test, which resulted in an impairment charge of $4.5 million.

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

        Revenues from a majority of our fixed-price engagements are recognized on a proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. In general, project costs are classified in costs of services and are based on the direct salary of the consultants on the engagement plus all direct expenses incurred to complete the engagement, including any amounts billed to us by our non-employee experts. The proportional performance method is used for fixed-price contracts because reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and the terms set forth in the contract, and are indicative of the level of benefit provided to our clients. Fixed-price contracts generally convert to time-and-materials contracts in the event the contract terminates. Our management maintains contact with project managers to discuss the status of the projects and, for fixed-price engagements, management is updated on the budgeted costs and resources required to complete the project. These budgets are then used to calculate proportional performance ratios and to estimate the anticipated income or loss on the project. Occasionally, we have been required to commit unanticipated additional resources to complete projects, which has resulted in lower than anticipated income or losses on those contracts. We may experience similar situations in the future. Provisions for estimated losses on contracts are made during the period in which such losses become probable and can be reasonably estimated. To date, such losses have not been significant.

        Revenues also include reimbursements, which include reimbursement for travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. Our average days sales outstanding (DSOs) are calculated by dividing the sum of our accounts receivable and unbilled services balance, net of deferred revenue, at the end of the period by average daily revenues. Average daily revenues are calculated by dividing period revenues by the number of days in the period. Our project managers and finance personnel monitor payments from our clients and assess any collection issues. We maintain accounts receivable allowances for estimated losses resulting from disputed amounts or the inability of our clients to make required payments. We base our estimates on our historical collection experience, current trends, and credit policy. In determining these estimates, we examine historical write-offs of our receivables and review client accounts to identify any specific customer collection issues. If the financial condition of our customers were to deteriorate or disputes were to arise regarding the services provided, resulting in an impairment of their ability or intent to make payment, additional allowances may be required. A failure to estimate accurately the accounts receivable allowances and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition, and results of operations.

        Share-Based Compensation Expense.    Share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. We use the Black-Scholes option-pricing model to estimate the fair value of stock options.

Option valuation models require the input of assumptions, including the expected life of the share-based awards, the expected stock price volatility, the risk-free interest rate, the expected forfeiture rates, and the expected dividend yield. The expected volatility and expected life are based on our historical experience. The risk-free interest rate is based on U.S. Treasury interest rates with corresponding terms consistent with the expected life of the share-based award. Expected dividend yield is not considered in the option pricing formula because we have not paid dividends in the past and we do not anticipate paying any dividends in the foreseeable future. We will update these assumptions if changes are warranted. The forfeiture rate is based upon historical experience. We believe that our historical experience is an appropriate indicator of future forfeitures.

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

        In accordance with ASC Topic 350, "Intangibles—Goodwill and Other" ("ASC Topic 350"), goodwill and intangible assets with indefinite lives are not subject to amortization, but are monitored annually as of October 15th for impairment, or more frequently, as necessary, if events or circumstances exist that would more likely than not reduce the fair value of the reporting unit below its carrying amount. For our goodwill impairment analysis, we operate under two reporting units, which are consulting services and NeuCo.

        Under ASC Topic 350, in performing the first step of the goodwill impairment testing and measurement process, we compare the estimated value of each of our reporting units to its net book value to identify potential impairment. We estimate the fair value of our consulting business utilizing our market capitalization, plus an appropriate control premium, less the estimated fair value of NeuCo. Market capitalization is determined by multiplying our shares outstanding on the test date by the market price of our common stock on that date. We determine the control premium utilizing a discounted cash flow model that takes into consideration our forecasted results as well as appropriate industry, market and other pertinent factors, including indications of such premiums from data on recent acquisition transactions. The fair value of NeuCo is determined using an income approach which measures the value of the enterprise based on an expected stream of earnings over time. If the estimated fair value of a reporting unit is less than its net book value, the second step is performed to determine if goodwill is impaired. If through the impairment evaluation process a reporting unit determines that goodwill has been impaired, an impairment charge would be recorded in our consolidated income statement.

        NeuCo incurred an impairment loss during the fourth quarter of fiscal 2015. CRA's consulting services did not incur an impairment loss related to goodwill during fiscal 2015, fiscal 2014 or fiscal 2013. The estimated fair value of CRA's consulting services was greater than its carrying value as of October 15th of each respective year.

        The re-measurement of a reporting unit's fair value and that of its underlying assets and liabilities is classified as a Level 3 fair value assessment due to the significance of unobservable inputs developed using specific information from the reporting units. The fair value adjustment to goodwill, which resulted in NeuCo's impairment charge, was computed as the difference between NeuCo's fair value and the fair value of its underlying assets and liabilities. The unobservable inputs used to determine the fair value of the underlying assets and liabilities are based on our specific information such as estimates of revenue and cost growth rates, profit margins, discount rates, and cost estimated. See note 4, "Goodwill and Intangible Assets," for further details.

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

        The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several different tax jurisdictions. We are periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. We account for uncertainties in income tax positions in accordance with ASC Topic 740. The number of years with open tax audits varies depending on the tax jurisdiction. Our major taxing jurisdiction is the United States where we are no longer subject to U.S. federal examinations by the Internal Revenue Service for years before fiscal 2012. Within the significant states where we are subject to income tax, we are no longer subject to examinations by state taxing authorities before fiscal 2011. Our United Kingdom subsidiary's corporate tax returns are no longer subject to examination by Her Majesty's Revenue and Customs for fiscal years before fiscal 2011. During this fiscal year, 2015, we have concluded the examinations in France for fiscal 2011 and fiscal 2012, and we have effectively settled the examination in Germany for fiscal 2008 through 2011. We believe our reserves for uncertain tax positions are adequate.

Recent Accounting Standards

Leases (Topic 842)

        In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 establishes a comprehensive new lease accounting model. The new standard clarifies the definition of a lease, requires a dual approach to lease classification similar to current lease classifications, and causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease term of more than twelve months. The new standard is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The new standard requires a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of initial application. We have not yet determined the effects, if any, that the adoption of ASU 2016-02 may have on our financial position, results of operations, cash flows, or disclosures.

Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes

        In November 2015, the Financial Accounting Standards Board ("FASB") updated Accounting Standards Codification ("ASC") Topic 740, Income Taxes to simplify the presentation of deferred taxes. ASU 2015-17, Balance Sheet Classification of Deferred Taxes, amends ASC Topic 740 by requiring the classification of all deferred tax liabilities and assets as noncurrent in a classified statement of financial position. The amendments in this ASU have no effect on entities not presenting a classified statement of financial position. The standard is effective for annual and interim periods beginning after December 15, 2016, for public business entities. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. An entity may apply the amendments either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. All entities would disclose the nature of and reason for the change in accounting principle in both the interim and annual period first adopted. For prospective application, an entity would note that prior periods were not retrospectively adjusted; for retrospective application, an entity would disclose quantitative information about the effects of the accounting change on prior periods. We early adopted ASU 2015-17, which resulted in the reclassification of $20.5M from current deferred income taxes to noncurrent deferred income taxes on our Consolidated Balance Sheets as of January 3, 2015. Adoption of ASU 2015-17 had no impact on our results of operations.

	January 3, 2015
	As Filed	Reclass	As Adjusted
	(in thousands)
Current deferred income tax assets	$20,638	$(20,638)	$—
Long-term deferred income tax assets	174	19,098	19,272
Current deferred income tax liabilities	(121)	121	—
Long-term deferred income tax liabilities	(3,027)	1,419	(1,608)

Net deferred tax assets	$17,664	$—	$17,664

Total current assets	165,167	(20,638)	144,529

Total assets	315,012	(1,540)	313,472

Total current liabilities	88,394	(121)	88,273

Total shareholder's equity	214,704	—	214,704

Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments

        In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16"). With the issuance of ASU 2015-16, the current guidance under FASB ASC 805 eliminates the requirement that an acquirer retrospectively adjust provisional amounts recognized in a business combination during the measurement period. The measurement period is one year from the date of the acquisition. The amendments in ASU 2015-16 require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. We believe that the adoption of ASU 2015-16 will not have a material impact on our financial position, results of operations, cash flows, or disclosures.

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

Simplifying the Presentation of Debt Issuance Costs

        In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for the first interim period for fiscal years beginning after December 15, 2015. We believe that the adoption of ASU 2015-03 will not have a material impact on our financial position, results of operations, cash flows, or disclosures.

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

Results of Operations

        The following table provides operating information as a percentage of revenues for the periods indicated:

	Fiscal Year Ended
	January 2, 2016 (52 weeks)	January 3, 2015 (53 weeks)	December 28, 2013 (52 weeks)
		(audited)	(audited)
Revenues	100.0%	100.0%	100.0%
Costs of services	68.4	67.5	68.0

Gross profit	31.6	32.5	32.0
Selling, general and administrative expenses	23.9	22.5	23.1
Depreciation and amortization	2.2	2.1	2.3
NeuCo goodwill impairment	1.5	—	—

Income from operations	4.0	7.9	6.6
Interest income	0.0	0.1	0.1
Interest expense	(0.2)	(0.2)	(0.2)
NeuCo gain on extinguishment of debt	0.2	—	—
Other expense, net	(0.1)	(0.1)	(0.1)

Income before provision for income taxes	3.9	7.7	6.4
Provision for income taxes	(1.8)	(3.2)	(2.3)

Net income	2.1	4.5	4.1
Net loss attributable to noncontrolling interest, net of tax	0.4	0.0	0.0

Net income attributable to CRA International, Inc.	2.5%	4.5%	4.1%

Fiscal 2015 Compared to Fiscal 2014

        Our fiscal year end is the Saturday nearest December 31 of each year. Our fiscal years periodically contain 53 weeks rather than 52 weeks. Fiscal 2015 was a 52-week year and fiscal 2014 was a 53-week year.

        Revenues.    Revenues decreased by $2.8 million, or 1.0%, to $303.6 million for fiscal 2015 from $306.4 million for fiscal 2014. Our revenue decrease was due primarily to the one week decrease in the number of weeks included in the fiscal 2015 reporting period as compared to fiscal 2014, as well as a decrease in utilization from 76% for fiscal 2014 to 74% for fiscal 2015. The decrease in utilization during the year was principally driven by the increase in headcount and their associated integration during the second half of the year. Revenues in fiscal 2015 as compared to fiscal 2014 also reflected a $3.1 million decrease in client reimbursable expenses. In addition, NeuCo revenue decreased $1.0 million in fiscal 2015 as compared to fiscal 2014.

        Overall, revenues outside of the U.S. represented approximately 20% and 22% of total revenues for fiscal 2015 and fiscal 2014, respectively. Revenues derived from fixed-price engagements decreased to 14% of total revenues for fiscal 2015 as compared with 15% for fiscal 2014. These percentages of revenue derived from fixed-price engagements depend largely on the proportion of our revenues derived from our management consulting business, as the management consulting business typically has a higher concentration of fixed-price service engagements.

        Costs of Services.    Costs of services increased by $0.9 million, or 0.4%, to $207.7 million for fiscal 2015 from $206.8 million for fiscal 2014. As a percentage of revenues, costs of services increased to 68.4% for fiscal 2015 from 67.5% for fiscal 2014 due to the increase in expenses resulting from the headcount increases in fiscal 2015 as compared with fiscal 2014 and the reduction in revenue in fiscal 2015 as compared to fiscal 2014 and the reduction in revenue in fiscal 2015 as compared to fiscal 2014, partially offset by a $3.1 million decrease in client reimbursable expenses in fiscal 2015 as compared with fiscal 2014.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by $3.3 million, or 4.8%, to $72.4 million for fiscal 2015 from $69.1 million for fiscal 2014. The primary contributor to this increase was the additional temporary rent expense as we occupied our legacy office spaces at the same time as building out our new spaces. The temporary additional rent expense in Boston began in February 2015 and concluded in the third quarter of fiscal 2015. In New York City, the temporary additional rent expense began in August 2015 and we expect it to end in fiscal 2016. Other increases in selling, general and administrative expenses related to increases in certain operating expenses (including recruiting fees, marketing expenses, professional services and travel expenses).

        As a percentage of revenues, selling, general and administrative expenses increased to 23.9% for fiscal 2015 from 22.5% for fiscal 2014 due primarily to the decrease in revenues in fiscal 2015 compared to fiscal 2014, while selling, general, and administrative expenses in fiscal 2015 increased as compared to fiscal 2014 increased by approximately $3.3.million. Commissions to non-employee experts represented 3.4% of revenue in fiscal 2015 and 3.0% of revenue in fiscal 2014.

        NeuCo Goodwill Impairment.    In accordance with ASC Topic 350, "Intangibles—Goodwill and Other," goodwill and intangible assets with indefinite lives are monitored annually for impairment, or more frequently, as necessary, if events or circumstances exist that would more likely than not reduce the fair value of the reporting unit below its carrying amount. During the fourth quarter of 2015 it was determined that NeuCo's net book value exceeded the fair value of its equity. Therefore, NeuCo was required to perform a step two goodwill impairment test, which resulted in an impairment charge of $4.5 million.

        NeuCo Gain on Extinguishment of Debt.    On January 8, 2015, NeuCo entered into an agreement to settle a note payable of approximately $981,000 in exchange for aggregate payments of $375,000.

NeuCo recorded a gain on the extinguishment of this debt in the first quarter of fiscal 2015 of approximately $606,000. Under the settlement order, scheduled payments were made as follows: $150,000 on January 8, 2015 and $150,000 on February 28, 2015. The final payment of $75,000, due on February 29, 2016, was repaid on February 16, 2016. See note 17 to our Notes to Consolidated Financial Statements, "Subsequent Event," regarding this NeuCo debt. In case of default, the original amount would have become due with credit given for amounts previously paid.

        Other Expense, Net.    Other expense, net increased by $352,000 to $647,000 for fiscal 2015 from $295,000 for fiscal 2014. Other expense, net consists primarily of foreign currency exchange transaction gains and losses. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies including the Euro, the British Pound, and the Canadian Dollar. Additionally, our multi-currency credit facility allows us to mitigate such foreign exchange exposures.

        Provision for Income Taxes.    For fiscal 2015, our income tax provision was $5.5 million and the effective tax rate was 46.5% as compared to a provision of $9.9 million and an effective tax rate of 42.5% for fiscal 2014. The effective tax rate for fiscal 2015 was higher than the prior year rate primarily due to the impact of NeuCo's goodwill impairment. Absent this impairment, the effective tax rate for fiscal 2015 would have been 43.2%. This tax rate of 43.2% was higher than the prior year's rate primarily due to an increase in tax reserves. Additionally, there were increases in permanent items that were offset by the benefit realized for the use of net operating loss carryforwards that previously had a valuation allowance. State taxes were consistent with last year when taking into account both the effects of law changes on the current year as well as the benefit of revaluing our deferred tax assets. The effective tax rate in fiscal 2015 was higher than our combined Federal and state statutory tax rate also due to the NeuCo goodwill impairment and an increase in tax reserves and permanent items, offset by the benefit realized for the use of net operating loss carryforwards that previously had a valuation allowance. The effective tax rate in fiscal 2014 was higher than our combined Federal and state statutory tax rate primarily due to a non-cash tax expense recorded in the second quarter of fiscal 2014 to correct an immaterial error in our previously issued consolidated financial statements, offset slightly by other prior period adjustments recorded in the fourth quarter. The effective tax rate also included a benefit for the release of a valuation allowance as a result of recording a deferred tax liability associated with acquisition-related intangibles and the utilization of certain historical net operating losses that previously had a valuation allowance which were realized due to the profitability of the acquired business.

        Net (Income) Loss Attributable to Noncontrolling Interest, Net of Tax.    Our ownership interest in NeuCo was 55.89% at the end of fiscal 2015 and fiscal 2014. As a result, NeuCo's financial results are consolidated with ours and allocations of the noncontrolling interest's share of NeuCo's net income result in deductions to our net income, while allocations of the noncontrolling interest's share of NeuCo's net loss result in additions to our net income. NeuCo's results of operations allocable to its other owners was a net loss of $1.3 million for fiscal 2015 and net loss of $0.2 million for fiscal 2014.

        Net Income Attributable to CRA International, Inc.    Net income attributable to CRA International, Inc. decreased by $5.9 million to net income of $7.7 million for fiscal 2015 from net income of $13.6 million for fiscal 2014. The diluted net income per share was $0.83 per share for fiscal 2015, compared to diluted net income per share of $1.38 for fiscal 2014. Diluted weighted average shares outstanding decreased by approximately 702,000 shares to approximately 9,195,000 shares for fiscal 2015 from approximately 9,897,000 shares for fiscal 2014. The decrease in diluted weighted average shares outstanding was primarily due to repurchases of common stock, offset in part by an increase as a result of shares of restricted stock and time-vesting restricted stock units that have vested or that have been issued, and stock options that have been exercised, since January 3, 2015.

Fiscal 2014 Compared to Fiscal 2013

        Our fiscal year end is the Saturday nearest December 31 of each year. Our fiscal years periodically contain 53 weeks rather than 52 weeks. Fiscal 2014 was a 53-week year and fiscal 2013 was a 52-week year.

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

        General.    In fiscal 2015, cash and cash equivalents decreased by $10.1 million. We completed the period with cash and cash equivalents of $38.1 million and working capital (defined as current assets less current liabilities) of $54.3 million. The principal drivers of the reduction in cash were the payment of the majority of our fiscal 2014 performance bonuses in the first quarter of fiscal 2015, the increase in days sales outstanding from 99 days at the end of fiscal 2014 to 105 days at the end of fiscal 2015, and the repurchase and retirement of 477,292 shares of our common stock for an aggregate price of $12.8 million during fiscal 2015.

        Of the total cash and cash equivalents of $38.1 million at January 2, 2016, $23.5 million was in the U.S. We have sufficient sources of cash in the U.S. to fund U.S. cash requirements without the need to repatriate any funds.

        Sources and Uses of Cash.    During fiscal 2015, net cash provided by operations was $20.4 million. Cash provided by operations included net income of $6.3 million, non-cash charges for depreciation and amortization expense of $6.5 million, share-based compensation expense of $5.8 million, NeuCo's goodwill impairment of $4.5 million and increased deferred rent of $6.8 million, partially offset by a deferred income tax benefit of $1.7 million and NeuCo's gain on extinguishment of debt of $0.6 million. The primary factor in cash used in operations was the $3.4 million increase in accounts receivable, net of the accounts receivable allowances line item of the cash flow statement. Other uses of cash included movements in the following cash flow statement line items: a $2.1 million increase in prepaid expenses and other current assets, and other assets, and a $0.5 million decrease in accounts payable, accrued expenses and other liabilities.

        During fiscal 2015, net cash used in investing activities was $16.5 million, which included $18.0 million for capital expenditures primarily related to our new lease build-outs, partially offset by $1.6 million of collections on notes receivable.

        Net cash used in financing activities during fiscal 2015 was $13.0 million, primarily for repurchases and retirements of our common stock of $12.8 million and the redemption of $0.7 million in vested employee restricted shares for tax withholdings, partially offset by $0.6 million received upon the exercise of stock options.

  Indebtedness

        We are party to a credit agreement that provides us with a $125.0 million revolving credit facility and a $15 million sublimit for the issuance of letters of credit. We may use the proceeds of the revolving credit facility to provide working capital and for other general corporate purposes. Generally, we may repay any borrowings under the revolving credit facility at any time, but must repay all borrowings no later than April 24, 2018. There were no amounts outstanding under this revolving line of credit as of January 2, 2016.

        The amount available under this revolving line of credit is reduced by certain letters of credit outstanding, which amounted to $2.5 million as of January 2, 2016.

        Borrowings under the revolving credit facility bear interest at a rate per annum of either (i) the adjusted base rate, as defined in the credit agreement, plus an applicable margin, which varies between 0.50% and 1.50% depending on our total leverage ratio as determined under the credit agreement, or (ii) the adjusted eurocurrency rate, as defined in the credit agreement, plus an applicable margin, which varies between 1.50% and 2.50% depending on our total leverage ratio. We are required to pay a fee on the unused portion of the revolving credit facility at a rate per annum that varies between 0.25% and 0.375% depending on our total leverage ratio. Borrowings under the credit facility are secured by 100% of the stock of certain of our U.S. subsidiaries and 65% of the stock of certain of our foreign subsidiaries, which represent approximately $6.0 million in net assets as of January 2, 2016.

        Under the credit agreement, we must comply with various financial and non-financial covenants. Compliance with these financial covenants is tested on a fiscal quarterly basis. Any indebtedness outstanding under the credit facility may become immediately due and payable upon the occurrence of stated events of default, including our failure to pay principal, interest or fees or a violation of any financial covenant. The financial covenants require us to maintain an adjusted consolidated EBITDA to consolidated interest expense ratio of more than 2.5:1.0 and to comply with a consolidated debt to adjusted consolidated EBITDA ratio of not more than 3.0:1.0. The non-financial covenant restrictions of the senior credit agreement include, but are not limited to, our ability to incur additional indebtedness, engage in acquisitions or dispositions, and enter into business combinations.

  Forgivable Loans and Term Loans

        In order to attract and retain highly skilled professionals, we may issue forgivable loans or term loans to employees and non-employee experts. A portion of these loans is collateralized. The forgivable loans have terms that are generally between three and eight years. The principal amount of forgivable loans and accrued interest is forgiven by us over the term of the loans, so long as the employee or non-employee expert continues employment or affiliation with us and complies with certain contractual requirements. The expense associated with the forgiveness of the principal amount of the loans is recorded as compensation expense over the service period, which is consistent with the term of the loans. Cash disbursements related to new forgivable loan issuances amounted to $15.0 million and $10.9 million in fiscal 2015 and fiscal 2014, respectively.

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

  Share Repurchases

        On August 10, 2012, February 13, 2014, and October 23, 2014, our Board of Directors authorized the repurchase of up to $5.0 million, $15.0 million, and $30.0 million, respectively, of our common stock. We may repurchase shares under any of these programs in open market purchases (including through any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. During fiscal 2015 and 2014, we repurchased and retired 477,292 shares and 971,515 shares, respectively, under these programs at an average price per share of $26.82 and $26.27, respectively. At January 2, 2016, approximately $8.1 million is available for future repurchases under these programs.

        We will finance these programs with available cash, cash from future operations and funds from our existing revolving credit facility. We expect to continue to repurchase shares under these programs.

  Tender Offer

        On February 22, 2016, we announced the commencement of a modified "Dutch auction" self-tender offer to purchase for cash up to $30 million in value of shares of our common stock at a price within (and including) the range of $18.00 to $19.75 per share. The tender offer will expire on Monday, March 21, 2016, unless extended by us. We intend to finance the tender offer with cash on hand and by borrowing under our existing revolving credit facility.

  Impact of Inflation

        To date, inflation has not had a material impact on our financial results. There can be no assurance, however, that inflation will not adversely affect our financial results in the future.

Future Capital and Liquidity Needs

        We anticipate that our future capital and liquidity needs will principally consist of funds required for:

  •
  operating and general corporate expenses relating to the operation of our business, including the compensation of our employees under various annual bonus or long-term incentive compensation programs;

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

        The hiring of individuals to replenish and expand our employee base is an essential part of our business operations and has historically been funded principally from operations. Many of the other above activities are discretionary in nature. For example, capital expenditures can be deferred, acquisitions can be forgone, and share repurchase programs can be suspended. As such, our operating model provides flexibility with respect to the deployment of cash flow from operations. Given this flexibility, we believe that our cash flows from operations, supplemented by cash on hand and borrowings under our bank credit facility (as necessary), will provide adequate cash to fund our long-term cash needs from normal operations for at least the next twelve months.

        Our conclusion that we will be able to fund our cash requirements by using existing capital resources and cash generated from operations does not take into account the impact of any future acquisition transactions or any unexpected significant changes in the number of employees or other expenditures that are currently not contemplated. The anticipated cash needs of our business could change significantly if we pursue and complete additional business acquisitions, if our business plans change, if economic conditions change from those currently prevailing or from those now anticipated, or if other unexpected circumstances arise that have a material effect on the cash flow or profitability of our business. Any of these events or circumstances, including any new business opportunities, could involve significant additional funding needs in excess of the identified currently available sources and could require us to raise additional debt or equity funding to meet those needs on terms that may be less favorable compared to our current sources of capital. Our ability to raise additional capital, if necessary, is subject to a variety of factors that we cannot predict with certainty, including:

  •
  our future profitability;

  •
  the quality of our accounts receivable;

  •
  our relative levels of debt and equity; and

  •
  the volatility and overall condition of the capital markets; and the market prices of our securities.

Contractual Obligations

        The following table presents information about our known contractual obligations as of January 2, 2016. It does not reflect contractual obligations that may have arisen or may arise after that date. Except for historical facts, the information in this section is forward-looking information.

	Payments due by period
Contractual Obligations	Total	Fiscal 2016	Fiscal 2017-2018	Fiscal 2019-2020	After Fiscal 2020
	(in thousands)
Operating lease obligations	$74,476	$8,906	$16,269	$13,345	$35,956
Other liabilities(1)	75	75	—	—	—
Net unrecognized tax benefit obligation under topic 740(2)	915	64	230	621	—

Total	$75,466	$9,045	$16,499	$13,966	$35,956

(1)
On January 8, 2015, NeuCo entered into an agreement to settle a note payable of approximately $981,000 in exchange for aggregate payments of $375,000. NeuCo recorded a gain on the extinguishment of this debt in the first quarter of fiscal 2015 of approximately $606,000. Under the settlement order, the scheduled payments were made as follows: $150,000 on January 8, 2015 and $150,000 on February 28, 2015. The final payment of $75,000, due on February 29, 2016, was repaid on February 16, 2016. See note 17 to our Notes to Consolidated Financial Statements, "Subsequent Events," regarding this NeuCo debt. In case of default, the original amount would become due with credit given for amounts previously paid.

(2)
This amount relates to tax and interest on tax audit liabilities.

        We are party to standby letters of credit with our bank in support of the minimum future lease payments under leases for permanent office space and bonds required per the terms of certain project proposals and contracts amounting to $2.5 million as of January 2, 2016.

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

Item 7A—Quantitative and Qualitative Disclosure About Market Risk

Foreign Exchange Risk

        The majority of our operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of foreign currencies. Our primary foreign currency exposures relate to our short-term intercompany balances with our foreign subsidiaries and accounts receivable and cash valued in the United Kingdom in U.S. Dollars or Euros. Our primary foreign subsidiaries have functional currencies denominated in the British Pound and Euro, and foreign denominated assets and liabilities are remeasured each reporting period with any exchange gains and losses recorded in our consolidated statements of operations. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the U.S. Dollar and foreign currencies and the Euro and the British Pound. Holding all other variables constant, fluctuations in foreign exchange rates may affect reported revenues and expenses, based on our currency exposures at January 2, 2016. A hypothetical 10% movement in foreign exchange rates on January 2, 2016 would have affected our income before provision for income taxes for the fourth quarter of fiscal 2015 by approximately $0.1 million. However, actual gains and losses in the future could differ materially from this analysis based on the timing and amount of both foreign currency exchange rate movements and our actual exposure.

        From time to time, we may use derivative instruments to manage the risk of exchange rate fluctuations. However, at January 2, 2016, we had no outstanding derivative instruments. We do not use derivative instruments for trading or speculative purposes.

Translation of Financial Results

        Our foreign subsidiaries operate in a currency other than the U.S. Dollar; therefore, increases or decreases in the value of the U.S. Dollar against other major currencies will affect our operating results and the value of our balance sheet items denominated in foreign currencies. Our most significant exposures to translation risk relate to functional currency assets and liabilities that are denominated in the British Pound, the Euro, and the Canadian Dollar. The changes in the net investments of foreign subsidiaries whose currencies are denominated in currencies other than the U.S. Dollar for the fiscal years ended January 2, 2016, January 3, 2015 and December 28, 2013 were losses of $2.5 million and $3.3 million and a gain of $1.0 million, respectively. These translation losses are reflected in "Other comprehensive income" in our consolidated statements of comprehensive income.

Interest Rate Risk

        We maintain an investment portfolio consisting mainly of commercial paper, with maturities of three months or less when purchased, and money market funds, which may be withdrawn upon request. These held-to-maturity securities are subject to interest rate risk. However, a hypothetical change in the interest rates of 10% would not have a material impact to the fair values of these securities at January 2, 2016 primarily due to their short maturity.

Item 8—Financial Statements and Supplementary Data

        We have included our consolidated financial statements in this annual report on pages FS-4 - FS-29. We have provided an index to our consolidated financial statements on page FS-1.

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A—Controls and Procedures

  (a)
  Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. This is done in order to ensure that information we are required to disclose in the reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of January 2, 2016, because of a material weakness, described below in Management's Report on Internal Control over Financial Reporting.

        Notwithstanding the material weakness discussed below, management has concluded that the consolidated financial statements included in this annual report on form 10-K present fairly, in all material aspects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

  (b)
  Evaluation of Changes in Internal Control over Financial Reporting

        During the year ended January 2, 2016, we implemented internal control procedures to address a previously identified material weakness related to accounting and reporting for non-routine compensation arrangements. After completing our testing of the design and operating effectiveness of our control enhancements, we concluded that we have remediated the previously identified material weakness as of January 2, 2016.

        Except for the remediation noted above and a material weakness in internal control over financial reporting related to the accounting and reporting for non-controlling interests in our NeuCo subsidiary together with other deficiencies within the financial statement close process discussed below, we have determined that, during the fourth quarter of fiscal 2015, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to affect, materially our internal control over financial reporting.

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

        Based on that assessment, our President and Chief Executive Officer and our Chief Financial Officer concluded that our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles as of January 2, 2016 because of a material weakness in internal control described in the following paragraph.

        A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Our controls were not sufficiently complete and comprehensive to ensure that our accounting for noncontrolling interests in our NeuCo subsidiary were complete and accurate. Specifically, there was inadequate and ineffective analysis and review of the allocation of NeuCo's net income (loss) to noncontrolling interest subsequent to the recording of NeuCo's goodwill impairment. Other deficiencies were also identified in operating effectiveness, which, when aggregated with the NeuCo noncontrolling interest deficiency, represents a material weakness in the financial statement close process.

        Although the amount related to misstatements was corrected in our consolidated financial statements, the absence of sufficient controls creates a reasonable possibility that a material misstatement in our annual or interim consolidated financial statements would not be prevented or detected in a timely manner. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on their assessment of our internal control over financial reporting. The audit report is included herein.

  (d)
  Plan for Remediation of Material Weakness

        Management has initiated a remediation plan which includes the following actions:

  •
  Processes, procedures and controls over the allocation of NeuCo's net income (loss) to noncontrolling interest and the financial close process will be reviewed and modified to ensure greater oversight and transparency.

  •
  We will deploy additional resources to bolster our accounting processes for NeuCo's noncontrolling interests and the financial close process to ensure that the amounts are calculated, reviewed and recorded in a timely and accurate manner.

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

Item 9B—Other Information

        None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        The Board of Directors and Shareholders of CRA International, Inc.:

        We have audited CRA International, Inc.'s internal control over financial reporting as of January 2, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). CRA International, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. There is a material weakness in internal controls over accounting for non-controlling interests in their NeuCo subsidiary, specifically, that there was inadequate and ineffective analysis and review of the allocation of NeuCo's net income (loss) to non-controlling interest subsequent to the recording of NeuCo's goodwill impairment. Other deficiencies were also identified in operating effectiveness, which, when aggregated with the NeuCo non-controlling interest deficiency, represents a material weakness in the financial statement close process.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CRA International Inc. as of January 2, 2016 and January 3, 2015, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the two years in the periods ended January 2, 2016. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and this report does not affect our report dated March 4, 2016, which expressed an unqualified opinion thereon.

        In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, CRA International Inc. has not maintained effective internal control over financial reporting as of January 2, 2016, based on the COSO criteria.

/s/ Ernst & Young LLP
Boston, Massachusetts March 4, 2016

PART III

        We have omitted the information required in Part III of this annual report because we intend to include that information in our definitive proxy statement for the 2016 annual meeting of shareholders, which we expect to file within 120 days (or such greater number as permitted by SEC rules) after the end of fiscal 2015. We incorporate that information in this annual report by reference to the proxy statement to be filed in connection with the 2016 annual meeting of our shareholders, which we will refer to herein as our "2016 annual proxy statement."

Item 10—Directors, Executive Officers and Corporate Governance

        We incorporate the information required by this item by reference to the sections captioned "Executive Officers and Directors", "Corporate Governance", and "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2016 annual proxy statement.

Item 11—Executive Compensation

        We incorporate the information required by this item by reference to the section captioned "Compensation of Directors and Executive Officers" in our 2016 annual proxy statement.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

        We incorporate the information required by this item by reference to the sections captioned "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plans" in our 2016 annual proxy statement.

Item 13—Certain Relationships and Related Transactions and Director Independence

        We incorporate the information required by this item by reference to the sections captioned "Transactions with Related Parties" and "Corporate Governance" in our 2016 annual proxy statement.

Item 14—Principal Accountant Fees and Services

        We incorporate the information required by this item by reference to the section captioned "Principal Accountant Fees and Services" in our 2016 annual proxy statement.

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

CRA INTERNATIONAL, INC.
	By:	/s/ PAUL A. MALEH Paul A. Maleh
Date: March 4, 2016		President, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL A. MALEH Paul A. Maleh	President, Chief Executive Officer, and Director (principal executive officer)	March 4, 2016
/s/ CHAD M. HOLMES Chad M. Holmes	Chief Financial Officer, Executive Vice President, and Treasurer (principal financial and accounting officer)	March 4, 2016
/s/ ROWLAND T. MORIARTY Rowland T. Moriarty	Chairman of the Board	March 4, 2016
/s/ WILLIAM F. CONCANNON William F. Concannon	Director	March 4, 2016
/s/ NANCY HAWTHORNE Nancy Hawthorne	Director	March 4, 2016
/s/ ROBERT W. HOLTHAUSEN Robert W. Holthausen	Director	March 4, 2016
/s/ THOMAS S. ROBERTSON Thomas S. Robertson	Director	March 4, 2016
/s/ WILLIAM T. SCHLEYER William T. Schleyer	Director	March 4, 2016

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
3.1	Amended and Restated Articles of Organization.		S-1/A	April 3, 1998	3.2
3.2	Articles of Amendment to our Articles of Organization		8-K	May 11, 2005	99.1
3.3	Amended and Restated By-Laws, as amended.		8-K	January 31, 2011	3.2
4.1	Specimen certificate for common stock.		S-8	April 21, 2006	4.4
10.1*	1998 Incentive and Nonqualified Stock Option Plan, as amended.		10-Q	June 20, 2002	10.1
10.2*	1998 Employee Stock Purchase Plan.		S-1/A	April 3, 1998	10.2
10.3*	2004 Nonqualified Inducement Stock Option Plan.		10-Q	October 15, 2004	10.1
10.4*	Amended and Restated 2006 Equity Incentive Plan, as amended		10-K	March 13, 2014	10.4
10.5*	2009 Nonqualified Inducement Stock Option Plan		10-Q	June 22, 2009	10.1
10.6*	Form of Incentive Stock Option under the 1998 Incentive and Nonqualified Stock Option Plan, as amended.		10-K	February 10, 2005	10.4
10.7*	Form of Nonqualified Stock Option under the 1998 Incentive and Nonqualified Stock Option Plan, as amended.		10-K	February 10, 2005	10.5
10.8*	Form of Nonqualified Stock Option under the 2004 Nonqualified Inducement Stock Option Plan.		10-K	February 10, 2005	10.6
10.9*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan.		8-K	April 27, 2006	10.2
10.10*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan with Company Right of First Refusal.		10-K	February 12, 2009	10.9
10.11*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan, as amended.		10-K	March 2, 2012	10.11
10.12*	Form of Restricted Stock Agreement for Employee or Independent Contractor Awards under the 2006 Equity Incentive Plan.		8-K	April 27, 2006	10.3
10.13*	Form of Restricted Stock Agreement for Employee or Independent Contractor Awards under the 2006 Equity Incentive Plan with Company Right of First Refusal.		10-K	February 12, 2009	10.11
10.14*	Form of Restricted Stock Agreement for Employee or Independent Contractor Awards under the 2006 Equity Incentive Plan with Company, as amended.		10-K	March 2, 2012	10.14
10.15*	Form of Nonqualified Stock Option under the 2006 Equity Incentive Plan.		10-K	February 8, 2007	10.10
10.16*	Form of Nonqualified Stock Option under the 2006 Equity Incentive Plan with Stock Ownership Guidelines.		10-K	March 2, 2012	10.16
10.17*	Form of Restricted Stock Unit Award Agreement under the 2006 Equity Incentive Plan.		10-K	January 29, 2010	10.14
10.18*	Form of Restricted Stock Unit Award Agreement under the 2006 Equity Incentive Plan with Stock Ownership Guidelines.		10-K	March 2, 2012	10.18
10.19*	Form of Restricted Stock Unit Award Agreement for Performance under the 2006 Equity Incentive Plan.		10-K	January 29, 2010	10.15
10.20*	Form of Restricted Stock Unit Award Agreement for Performance under the 2006 Equity Incentive Plan with Stock Ownership Guidelines.		10-K	March 2, 2012	10.20
10.21*	CRA International, Inc. Cash Incentive Plan, as amended.		8-K	March 2, 2012	10.1
10.22*	Summary of Director Compensation.	X

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
10.23	Lease dated February 24, 2014 by and between CRA International, Inc. and BP Hancock LLC		8-K	February 27, 2014	10.1
10.24	First Amendment to Lease dated as of February 24, 2015 by and between CRA International, Inc. and BP Hancock LLC		8-K	March 2, 2015	10.1
10.25	Office Lease dated as of November 29, 1999 between CRA and 1201 F Street, L.L.C., as amended.		10-K	February 23, 2001	10.9
10.26	Addenda Nos. 3 and 4 to Office Lease dated as of November 29, 1999 between CRA and 1201 F Street, L.L.C. (or its successor in interest, 1201 F Street, L.P.), as amended.		10-K	March 17, 2015	10.35
10.27	Addendum No. 5 to Office Lease dated as of November 29, 1999 between CRA and 1201 F Street, L.P., as amended.		8-K	December 30, 2014	10.1
10.28	Amended and Restated Addendum No. 5 to Office Lease dated as of November 29, 1999 between CRA and 1201 F Street L.P., as amended.	X
10.29	Agreement dated as of October 26, 2006 by and among 99 Bishopsgate (No.1) Limited and 99 Bishopsgate (No.2) Limited, Hammerson UK Properties PLC, 99 Bishopsgate Management Limited, CRA International (UK) Limited, and CRA International, Inc. (including forms of lease agreement).		8-K	November 1, 2006	10.1
10.30	Agreement for Surrender of Leases at 99 Bishopsgate, London EC2, dated April 2, 2012, between CRA International, Inc., CRA International (UK) Limited, Hammerson (99 Bishopsgate) Limited, Hammerson UK Properties PLC and 99 Bishopsgate Management Limited.		8-K	April 6, 2012	10.1
10.31	Form of consulting agreement with outside experts.		S-1/A	April 3, 1998	10.8
10.32	Credit Agreement dated as of April 24, 2013 by and among CRA International, Inc. and CRA International (UK) Limited, as the Borrowers, RBS Citizens, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the Lenders party thereto.		8-K	April 30, 2013	10.1
10.33	Securities Pledge Agreement dated as of April 24, 2013 by and between CRA International, Inc., as Pledgor, and RBS Citizens, N.A., as Administrative Agent.		8-K	April 30, 2013	10.2
10.34	Lease dated July 15, 2015 by and between CRA International, Inc. and 1411 ISC-Property LLC		8-K	July 21, 2015	10.1
21.1	Subsidiaries.	X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	X
23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm.	X
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer.	X
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer.	X
32.1	Section 1350 certification.	X

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
101	The following financial statements from CRA International, Inc.'s Annual Report on Form 10-K for the fiscal year ended January 2, 2016, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Consolidated Statements of Operations for the fiscal years ended January 2, 2016, January 3, 2015, and December 28, 2013, (ii) Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended January 2, 2016, January 3, 2015, and December 28, 2013, (iii) Consolidated Balance Sheets as at January 2, 2016 and January 3, 2015, (iv) Consolidated Statements of Cash Flows for the fiscal years ended January 2, 2016, January 3, 2015, and December 28, 2013, (v) Consolidated Statements of Shareholders' Equity for the fiscal years ended January 2, 2016, January 3, 2015, and December 28, 2013, and (vi) Notes to Consolidated Financial Statements.	X

*
Management contract or compensatory plan

CRA INTERNATIONAL, INC.

Report of Independent Registered Public Accounting Firm

  The Board of Directors and Shareholders of CRA International, Inc.:

        We have audited the accompanying consolidated balance sheets of CRA International Inc. as of January 2, 2016 and January 3, 2015, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the two years in the periods ended January 2, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CRA International, Inc. at January 2, 2016 and January 3, 2015, and the consolidated results of its operations and its cash flows for each of the two fiscal years ended January 2, 2016, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 1 to the consolidated financial statements, the Company changed its presentation of deferred taxes as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2015-07, "Balance Sheet Classification of Deferred Taxes," effective January 3, 2015.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CRA International, Inc.'s internal control over financial reporting as of January 2, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 4, 2016 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 4, 2016

 Report of Independent Registered Public Accounting Firm

  The Board of Directors and Shareholders
  CRA International, Inc.:

        We have audited the accompanying consolidated balance sheet of CRA International, Inc. and subsidiaries as of December 28, 2013, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and shareholders' equity for the fiscal year ended December 28, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CRA International, Inc. and subsidiaries as of December 28, 2013, and the results of their operations and their cash flows for the fiscal year ended December 28, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Boston, Massachusetts
March 13, 2014

CRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	January 2, 2016 (52 weeks)	January 3, 2015 (53 weeks)	December 28, 2013 (52 weeks)
	(in thousands, except per share data)
Revenues	$303,559	$306,371	$278,432
Costs of services	207,650	206,813	189,262

Gross profit	95,909	99,558	89,170
Selling, general and administrative expenses	72,439	69,074	64,242
Depreciation and amortization	6,552	6,443	6,411
NeuCo goodwill impairment	4,524	—	—

Income from operations	12,394	24,041	18,517
Interest income	45	163	155
Interest expense	(583)	(594)	(574)
NeuCo gain on extinguishment of debt	606	—	—
Other expense, net	(647)	(295)	(180)

Income before provision for income taxes	11,815	23,315	17,918
Provision for income taxes	(5,490)	(9,908)	(6,683)

Net income	6,325	13,407	11,235
Net loss attributable to noncontrolling interest, net of tax	1,332	231	135

Net income attributable to CRA International, Inc.	$7,657	$13,638	$11,370

Net income per share attributable to CRA International, Inc.:
Basic	$0.84	$1.40	$1.13

Diluted	$0.83	$1.38	$1.12

Weighted average number of shares outstanding:
Basic	9,010	9,747	10,084

Diluted	9,195	9,897	10,173

See accompanying notes to the consolidated financial statements.

CRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended	Year Ended	Year Ended
	January 2, 2016 (52 weeks)	January 3, 2015 (53 weeks)	December 28, 2013 (52 weeks)
	(in thousands)
Net income	$6,325	$13,407	$11,235
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,546)	(3,280)	964

Comprehensive income	3,779	10,127	12,199
Less: comprehensive loss attributable to noncontrolling interest	1,332	231	135

Comprehensive income attributable to CRA International, Inc.	$5,111	$10,358	$12,334

See accompanying notes to the consolidated financial statements.

CRA INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	January 2, 2016	January 3, 2015
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$38,139	$48,199
Accounts receivable, net of allowances of $3,648 at January 2, 2016 and $4,177 at January 3, 2015	60,904	58,080
Unbilled services, net of allowances of $2,354 at January 2, 2016 and $2,233 at January 3, 2015	25,473	25,085
Prepaid expenses and other current assets	11,876	10,716
Forgivable loans	4,402	2,449

Total current assets	140,794	144,529
Property and equipment, net	31,338	14,696
Goodwill	76,970	82,303
Intangible assets, net of accumulated amortization of $10,454 at January 2, 2016 and $9,584 at January 3, 2015	3,591	4,757
Deferred income taxes	18,856	19,272
Forgivable loans, net of current portion	40,283	42,907
Other assets	1,885	5,008

Total assets	$313,717	$313,472

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,652	$13,700
Accrued expenses	65,118	66,548
Deferred revenue and other liabilities	5,730	6,220
Current portion of deferred rent	1,069	1,623
Current portion of deferred compensation	814	182
Current portion of note payable	75	—

Total current liabilities	86,458	88,273
Notes payable, net of current portion	—	981
Deferred rent and facility-related non-current liabilities	11,836	4,535
Deferred compensation and other non-current liabilities	4,355	3,371
Deferred income taxes	—	1,608

Total noncurrent liabilities	16,191	10,495
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 8,859,231 and 9,228,272 shares issued and outstanding at January 2, 2016 and January 3, 2015, respectively	65,731	73,171
Retained earnings	155,275	147,618
Accumulated other comprehensive loss	(9,250)	(6,704)

Total CRA International, Inc. shareholders' equity	211,756	214,085
Noncontrolling interest	(688)	619

Total shareholders' equity	211,068	214,704

Total liabilities and shareholders' equity	$313,717	$313,472

See accompanying notes to the consolidated financial statements.

CRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	January 2, 2016 (52 weeks)	January 3, 2015 (53 weeks)	December 28, 2013 (52 weeks)
	(in thousands)
OPERATING ACTIVITIES:
Net income	$6,325	$13,407	$11,235
Adjustments to reconcile net income to net cash provided by operating activities, net of effect of acquired businesses:
Depreciation and amortization	6,542	6,438	6,460
Loss on disposal of property and equipment	16	28	16
NeuCo goodwill impairment	4,524	—	—
Deferred rent	6,768	220	(1,903)
Deferred income taxes	(1,710)	(1,431)	3,924
Share-based compensation expenses	5,791	5,619	3,035
Excess tax benefits from share-based compensation	(128)	(392)	(7)
NeuCo gain on extinguishment of debt	(606)	—	—
Accounts receivable allowances	(480)	(2,996)	(2,186)
Changes in operating assets and liabilities:
Accounts receivable	(3,438)	1,929	9,917
Unbilled services	(772)	(738)	(2,997)
Prepaid expenses and other current assets, and other assets	(2,126)	(4,465)	2,039
Forgivable loans	233	4,379	(22,199)
Accounts payable, accrued expenses, and other liabilities	(515)	8,152	11,114

Net cash provided by operating activities	20,424	30,150	18,448
INVESTING ACTIVITIES:
Consideration relating to acquisitions, net	—	(1,784)	(15,591)
Purchase of property and equipment	(17,975)	(4,192)	(2,816)
Collections on notes receivable	1,557	114	14
Payments on notes receivable	(78)	—	—

Net cash used in investing activities	(16,496)	(5,862)	(18,393)
FINANCING ACTIVITIES:
Issuance of common stock, principally stock options exercises	602	469	207
Borrowings under line of credit	4,000	—	17,320
Payments under line of credit	(4,000)	—	(17,320)
Payments on notes payable	(300)	(26)	(700)
Payments of debt issuance costs	—	—	(1,120)
Tax withholding payment reimbursed by restricted shares	(668)	(1,222)	(730)
Excess tax benefits from share-based compensation	128	392	7
Repurchase of common stock	(12,806)	(25,492)	(2,190)

Net cash used in financing activities	(13,044)	(25,879)	(4,526)
Effect of foreign exchange rates on cash and cash equivalents	(944)	(1,461)	271

Net decrease in cash and cash equivalents	(10,060)	(3,052)	(4,200)
Cash and cash equivalents at beginning of period	48,199	51,251	55,451

Cash and cash equivalents at end of period	$38,139	$48,199	$51,251

Noncash investing and financing activities:
Issuance of common stock for acquired business	$42	$427	$—

Purchases of property and equipment not yet paid for	$1,593	$23	$—

Purchases of property and equipment paid by a third party	$2,785	$—	$—

Supplemental cash flow information:
Cash paid for taxes	$9,688	$15,580	$2,887

Cash paid for interest	$240	$443	$339

Securities received from a customer for settlement of accounts receivable	$192	$—	$—

See accompanying notes to the consolidated financial statements.

CRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands, except share data)

	Common Stock					CRA International, Inc. Shareholders' Equity
					Accumulated Other Comprehensive Income (Loss)
	Shares Issued	Amount	Receivable From Shareholder	Retained Earnings			Noncontrolling Interest	Total Shareholders' Equity
BALANCE AT DECEMBER 29, 2012	10,057,448	$93,174	$(120)	$122,610	$(4,388)	$211,276	$958	$212,234
Net income (loss)				11,370		11,370	(135)	11,235
Foreign currency translation adjustment					964	964		964
Exercise of stock options	13,389	207				207		207
Share-based compensation expense for employees		2,888				2,888		2,888
Restricted shares vesting	134,384
Redemption of vested employee restricted shares for tax withholding	(37,642)	(730)				(730)		(730)
Tax deficit on stock option exercises and restricted share vesting		(254)				(254)		(254)
Payments received on notes receivable from shareholders			120			120		120
Shares repurchased	(118,968)	(2,190)				(2,190)		(2,190)
Share-based compensation expense for non-employees		147				147		147
Equity transactions of noncontrolling interest.							16	16

BALANCE AT DECEMBER 28, 2013	10,048,611	$93,242	$—	$133,980	$(3,424)	$223,798	$839	$224,637
Net income (loss)				13,638		13,638	(231)	13,407
Foreign currency translation adjustment					(3,280)	(3,280)		(3,280)
Issuance of common stock	22,520	427				427		427
Exercise of stock options	20,931	469				469		469
Share-based compensation expense for employees		5,348				5,348		5,348
Restricted shares vesting	149,195
Redemption of vested employee restricted shares for tax withholding	(41,470)	(1,222)				(1,222)		(1,222)
Tax benefit on stock option exercises and restricted share vesting		128				128		128
Shares repurchased	(971,515)	(25,492)				(25,492)		(25,492)
Share-based compensation expense for non-employees		271				271		271
Equity transactions of noncontrolling interest.							11	11

BALANCE AT JANUARY 3, 2015	9,228,272	$73,171	$—	$147,618	$(6,704)	$214,085	$619	$214,704

Net income (loss)				7,657		7,657	(1,332)	6,325
Foreign currency translation adjustment					(2,546)	(2,546)		(2,546)
Issuance of common stock in connection with business acquisition	1,359	42				42		42
Exercise of stock options	29,288	602				602		602
Share-based compensation expense for employees		5,755				5,755		5,755
Share-based compensation expense for non-employees		11				11		11
Restricted shares vesting	106,504
Redemption of vested employee restricted shares for tax withholding	(28,900)	(668)				(668)		(668)
Tax deficit on stock option exercises and restricted share vesting		(376)				(376)		(376)
Shares repurchased	(477,292)	(12,806)				(12,806)		(12,806)
Equity transactions of noncontrolling interest.							25	25

BALANCE AT JANUARY 2, 2016	8,859,231	$65,731	$—	$155,275	$(9,250)	$211,756	$(688)	$211,068

See accompanying notes to the consolidated financial statements.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

Description of Business

        CRA International, Inc. ("CRA") is a worldwide leading consulting services firm that applies advanced analytic techniques and in-depth industry knowledge to complex engagements for a broad range of clients. CRA offers services in two broad areas: litigation, regulatory, and financial consulting and management consulting. CRA operates in two business segments, which are consulting services and NeuCo. CRA operates its business under its registered trade name, Charles River Associates.

Fiscal Year

        CRA's fiscal year end is the Saturday nearest December 31 of each year. CRA's fiscal years periodically contain 53 weeks rather than 52 weeks. Fiscal 2015 was a 52-week year, fiscal 2014 was a 53-week year, and fiscal 2013 was a 52-week year.

Principles of Consolidation

        The consolidated financial statements include the accounts of CRA and its wholly owned subsidiaries. In addition, as more fully explained below, the consolidated financial statements include CRA's interest in NeuCo, Inc. ("NeuCo"). All significant intercompany transactions and accounts have been eliminated in consolidation.

NeuCo Interest

        CRA's ownership interest in NeuCo is 55.89% for all periods presented. Therefore, NeuCo's financial results have been consolidated with CRA's and the portion of NeuCo's results allocable to its other owners is shown as "noncontrolling interest." Additionally, a member of CRA's board of directors holds a greater than 5% interest in NeuCo as of January 2, 2016. NeuCo's software sales and maintenance agreement revenues included in CRA's consolidated statements of operations for fiscal 2015, fiscal 2014, and fiscal 2013 totaled approximately $3.8 million, $4.8 million, and $5.1 million, respectively. NeuCo's net loss included in CRA's consolidated statements of operations for fiscal 2015, fiscal 2014 and fiscal 2013 was approximately $3.0 million, $0.5 million and $0.3 million, respectively. NeuCo's net loss, net of amounts allocable to its other owners, included in CRA's consolidated statements of operations for fiscal 2015, fiscal 2014 and fiscal 2013 was approximately $1.3 million, $0.2 million and $0.2 million, respectively. NeuCo's interim reporting schedule is based on calendar month-ends, but its fiscal year end is the last Saturday of November. CRA's quarterly results could include a few days reporting lag between CRA's quarter end and the most recent financial statements available from NeuCo. CRA does not believe that the reporting lag will have a significant impact on CRA's consolidated statements of operations or financial condition.

        On January 8, 2015, NeuCo entered into an agreement to settle a note payable of approximately $981,000 in exchange for aggregate payments of $375,000. NeuCo recorded a gain on the extinguishment of this debt in the first quarter of fiscal 2015 of approximately $606,000. Under the settlement order, the scheduled payments were made as follows: $150,000 on January 8, 2015 and $150,000 on February 28, 2015. The final payment of $75,000 was paid on February 16, 2016. In case of default, the original amount would become due with credit given for amounts previously paid. See note 17, "Subsequent Events," regarding the final $75,000 repayment of this debt made on February 16, 2016.

        In accordance with ASC Topic 350, "Intangibles—Goodwill and Other," goodwill and intangible assets with indefinite lives are monitored annually for impairment, or more frequently, as necessary, if events or circumstances exist that would more likely than not reduce the fair value of the reporting unit

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

below its carrying amount. During the fourth quarter of 2015 it was determined that NeuCo's net book value exceeded its fair value of equity. Therefore, it was required to perform a step two goodwill impairment test, which resulted in an impairment charge of $4.5 million.

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

Reclassifications

        For presentation purposes, CRA has reclassified certain prior period amounts to conform to the current period financial statement presentation. These reclassifications had no impact on earnings. Forgivable loans were reclassed from prepaid expenses and other current assets, as well as other assets, on the consolidated balance sheets.

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

        Revenues from the majority of CRA's fixed-price engagements are recognized on a proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. CRA derived approximately 14%, 15%, and 13% of consolidated revenues from fixed-price engagements in fiscal 2015, fiscal 2014, and fiscal 2013, respectively. In general, project costs are classified as costs of services and are based on the direct salary of the

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

consultants on the engagement plus all direct expenses incurred to complete the engagement, including any amounts billed to CRA by non-employee experts. The proportional performance method is used for fixed-price contracts because reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and the terms set forth in the contract, and are indicative of the level of benefit provided to CRA's clients. Fixed-price contracts generally convert to time-and-materials contracts in the event the contract terminates. CRA's management maintains contact with project managers to discuss the status of the projects and, for fixed-price engagements, management is updated on the budgeted costs and resources required to complete the project. These budgets are then used to calculate revenue recognition and to estimate the anticipated income or loss on the project. Occasionally, CRA has been required to commit unanticipated additional resources to complete projects, which has resulted in lower than anticipated income or losses on those contracts. CRA may experience similar situations in the future. Provisions for estimated losses on contracts are made during the period in which such losses become probable and can be reasonably estimated. To date, such losses have not been significant.

        Revenues also include reimbursable expenses, which include reimbursements for travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. Reimbursable expenses are as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	January 2, 2016 (52 weeks)	January 3, 2015 (53 weeks)	December 28, 2013 (52 weeks)
Reimbursable expenses	$33,548	$36,676	$37,320

        CRA's revenues include projects secured by its non-employee experts as well as projects secured by its employees. CRA recognizes all project revenue on a gross basis based on the consideration of the criteria set forth in Accounting Standards Codification ("ASC") Topic 605-45, Principal Agent Considerations.

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

Cash and Cash Equivalents

        Cash equivalents consist principally of securities with a maturity of three months or less when purchased and are stated at amortized cost, which approximates fair value. Cash equivalents in the form of investments in money market fund shares are held at net asset value, which approximates fair value.

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

        The following table shows CRA's financial instruments as of January 2, 2016 and January 3, 2015 that are measured and recorded in the financial statements at fair value on a recurring basis (in thousands):

	January 2, 2016
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Unobservable Inputs
	Level 1	Level 2	Level 3
Assets:
Money market funds	$6,015	$—	$—

Total Assets	$6,015	$—	$—

Liabilities:
Contingent acquisition liability	$—	$—	$773

Total Liabilities	$—	$—	$773

	January 3, 2015
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Unobservable Inputs
	Level 1	Level 2	Level 3
Assets:
Money market funds	$20,042	$—	$—

Total Assets	$20,042	$—	$—

Liabilities:
Contingent acquisition liability	$—	$—	$316

Total Liabilities	$—	$—	$316

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

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        CRA's financial instruments, including cash, accounts receivable, loans and advances to employees and non-employee experts, accounts payable, and accrued expenses, are carried at cost, which approximates their fair value because of the short-term maturity of these instruments or because their stated interest rates are indicative of market interest rates.

Goodwill

        In accordance with ASC Topic 350, "Intangibles—Goodwill and Other" ("ASC Topic 350"), goodwill and intangible assets with indefinite lives are not subject to amortization, but are monitored annually as of October 15th for impairment, or more frequently, as necessary, if events or circumstances exist that would more likely than not reduce the fair value of the reporting unit below its carrying amount. For CRA's goodwill impairment analysis, it operates under two reporting units, which are consulting services and NeuCo.

        Under ASC Topic 350, in performing the first step of the goodwill impairment testing and measurement process, CRA compares the estimated value of each of its reporting units to its net book value to identify potential impairment. CRA estimates the fair value of its consulting business utilizing its market capitalization, plus an appropriate control premium, less the estimated fair value of NeuCo. Market capitalization is determined by multiplying CRA's shares outstanding on the test date by the market price of its common stock on that date. CRA determines the control premium utilizing a discounted cash flow model that takes into consideration CRA's forecasted results as well as appropriate industry, market and other pertinent factors, including indications of such premiums from data on recent acquisition transactions. The fair value of NeuCo is determined using an income approach which measures the value of the enterprise based on an expected stream of earnings over time. If the estimated fair value of a reporting unit is less than its net book value, the second step is performed to determine if goodwill is impaired. If through the impairment evaluation process a reporting unit determines that goodwill has been impaired, an impairment charge would be recorded in CRA's consolidated income statement.

        NeuCo incurred an impairment loss during the fourth quarter of fiscal 2015. CRA's consulting services did not incur an impairment loss related to goodwill during fiscal 2015, fiscal 2014 or fiscal 2013 as there were no events or circumstances that would more likely than not reduce its fair value below its carrying amount, and CRA's consulting services estimated fair value was greater than its carrying value as of October 15th of each respective year.

        The re-measurement of a reporting unit's fair value and that of its underlying assets and liabilities is classified as a Level 3 fair value assessment due to the significance of unobservable inputs developed using specific information from the reporting units. The fair value adjustment to goodwill, which resulted in NeuCo's impairment charge, was computed as the difference between NeuCo's fair value and the fair value of its underlying assets and liabilities. The unobservable inputs used to determine the fair value of the underlying assets and liabilities were based on our specific information such as estimates of revenue and cost growth rates, profit margins, discount rates, and cost estimated. See note 4, "Goodwill and Intangible Assets," for further details.

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

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        A rollforward of the accounts receivable allowances is as follows (in thousands):

	Fiscal Year	Fiscal Year	Fiscal Year
	2015	2014	2013
Balance at beginning of period	$4,177	$7,210	$9,459
Change related to NeuCo	—	(18)	(2)
Increases to reserve	2,361	948	5,619
Amounts written off	(2,881)	(3,993)	(7,891)
Effects of foreign currency translation	(9)	30	25

Balance at end of period	$3,648	$4,177	$7,210

        A rollforward of the unbilled receivables allowances is as follows (in thousands):

	Fiscal Year	Fiscal Year	Fiscal Year
	2015	2014	2013
Balance at beginning of period	$2,233	$1,827	$2,921
Increases to reserves	2,832	5,242	443
Amounts written off	(2,711)	(4,836)	(1,538)
Effects of foreign currency translation	—	—	1

Balance at end of period	$2,354	$2,233	$1,827

        Amounts deemed uncollectible are recorded as a reduction to revenues.

Net Income (Loss) Per Share

        CRA computes basic net income or loss per share by dividing net income or loss by the weighted-average number of shares outstanding. CRA computes diluted net income or loss per share by dividing net income or loss by the sum of the weighted-average number of shares determined from the basic earnings per common share computation and the number of common stock equivalents that would have a dilutive effect. To the extent that there is a net loss, CRA assumes all common stock equivalents to be anti-dilutive, and they are excluded from diluted weighted-average shares outstanding. CRA determines common stock equivalent shares outstanding in accordance with the treasury stock method. In those years in which CRA has both net income and participating securities, CRA computes basic net income per share utilizing the two-class method earnings allocation formula to determine earnings per share for each class of stock according to dividends and participation rights in undistributed earnings. Under the two-class method, basic earnings per common share is computed by dividing net earnings allocated to common stock by the weighted-average number of common shares outstanding.

Share-Based Compensation

        CRA accounts for equity-based compensation using a fair value based recognition method. Under the fair value recognition requirements of ASC Topic 718, "Compensation—Stock Compensation" ("ASC Topic 718"), share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. The amount of share-based compensation expense recognized at any date must at least equal the portion of grant date value of the award that is vested at that date. In accordance with ASC Topic 718, for performance-vesting restricted stock units awarded to employees, CRA estimates share-based compensation cost at the grant date based on the fair value of the award and recognizes the cost over the requisite service period on a straight line basis.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Foreign Currency Translation

        Balance sheet accounts of CRA's foreign subsidiaries are translated into U.S. dollars at year-end exchange rates and operating accounts are translated at average exchange rates for each year. The resulting translation adjustments are recorded in shareholders' equity as a component of accumulated other comprehensive income (loss). Foreign currency transactions are translated at current exchanges rates, with adjustments recorded in the statement of operations. The effect of transaction gains and losses recorded in income (loss) before (provision) benefit for income taxes amounted to losses of $0.6 million, $0.3 million, and $0.2 million for fiscal 2015, fiscal 2014, and fiscal 2013, respectively.

Recent Accounting Standards

Leases (Topic 842)

        In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 establishes a comprehensive new lease accounting model. The new standard clarifies the definition of a lease, requires a dual approach to lease classification similar to current lease classifications, and causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease term of more than twelve months. The new standard is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The new standard requires a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of initial application. CRA has not yet determined the effects, if any, that the adoption of ASU 2016-02 may have on its financial position, results of operations, cash flows, or disclosures.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes

        In November 2015, the Financial Accounting Standards Board ("FASB") updated Accounting Standards Codification ("ASC") Topic 740, Income Taxes to simplify the presentation of deferred taxes. ASU 2015-17, Balance Sheet Classification of Deferred Taxes, amends ASC Topic 740 by requiring the classification of all deferred tax liabilities and assets as noncurrent in a classified statement of financial position. The amendments in this ASU have no effect on entities not presenting a classified statement of financial position. The standard is effective for annual and interim periods beginning after December 15, 2016, for public business entities. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. An entity may apply the amendments either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. All entities would disclose the nature of and reason for the change in accounting principle in both the interim and annual period first adopted. For prospective application, an entity would note that prior periods were not retrospectively adjusted; for retrospective application, an entity would disclose quantitative information about the effects of the accounting change on prior periods. CRA early adopted ASU 2015-17, which resulted in the reclassification of $20.5M from current deferred income taxes to noncurrent deferred income taxes on CRA's consolidated balance sheets as of January 3, 2015. Adoption of ASU 2015-17 had no impact on CRA's results of operations.

	January 3, 2015
	As Filed	Reclass	As Adjusted
	(in thousands)
Current deferred income tax assets	$20,638	$(20,638)	$—
Long-term deferred income tax assets	174	19,098	19,272
Current deferred income tax liabilities	(121)	121	—
Long-term deferred income tax liabilities	(3,027)	1,419	(1,608)

Net deferred tax assets	$17,664	$—	$17,664

Total current assets	165,167	(20,638)	144,529

Total assets	315,012	(1,540)	313,472

Total current liabilities	88,394	(121)	88,273

Total shareholder's equity	214,704	—	214,704

Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments

        In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16"). With the issuance of ASU 2015-16, the current guidance under FASB ASC 805 eliminates the requirement that an acquirer retrospectively adjust provisional amounts recognized in a business combination during the measurement period. The measurement period is one year from the date of the acquisition. The amendments in ASU 2015-16 require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. CRA believes that the adoption of ASU 2015-16 will not have a material impact on its financial position, results of operations, cash flows, or disclosures.

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

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.     Business Acquisition

        On January 31, 2013, CRA announced that an approximate 40-person litigation consulting team joined CRA, effective February 1, 2013. Under an agreement to hire the team, CRA accelerated the previously announced start dates of certain key personnel from May 2013. Under the terms of the transaction, CRA acquired certain intangible assets, accounts receivable, and certain client projects currently underway. The fair values of the assets acquired and the liabilities assumed as part of the acquisition were finalized in the first quarter of fiscal 2014. The acquisition was not material. The acquisition was accounted for under the purchase method of accounting, and the results of operations have been included in the accompanying consolidated statements of operations from the date of acquisition.

3.     Forgivable Loans

        In order to attract and retain highly skilled professionals, CRA may issue forgivable loans to employees and non-employee experts, certain of which loans may be denominated in local currencies. A portion of these loans is collateralized. The forgivable loans have terms that are generally between three and eight years with interest ranging up to 3.25%. The principal amount of forgivable loans and accrued interest is forgiven by CRA over the term of the loans, so long as the employee or non-employee expert continues employment or affiliation with CRA and complies with certain contractual requirements. During fiscal years 2015 and 2014, there were no balances due under these loans for which the full principal and interest were not collected. The expense associated with the forgiveness of the principal amount of the loans is recorded as compensation expense over the service period, which is consistent with the term of the loans. CRA has not typically recorded an allowance for doubtful accounts for these loans due to its collection experience and its assessment of collectability. For fiscal 2015 and fiscal 2014, no allowances or write offs of these loans were recorded.

        Forgivable loan activity for fiscal years 2015 and 2014 is as follows (in thousands):

	January 2, 2016	January 3, 2015
Beginning balance	$45,356	$54,759
Advances	14,531	5,964
Terminations	—	(2,158)
Amortization	(15,202)	(13,209)

Ending balance	$44,685	$45,356

Current portion of forgivable loans	$4,402	$2,449

Non-current portion of forgivable loans	$40,283	$42,907

4.     Goodwill and Intangible Assets

        The changes in the carrying amount of goodwill for fiscal 2015 and fiscal 2014 are as follows (in thousands):

	Goodwill, gross	Accumulated impairment losses	Goodwill, net
Balance at January 3, 2015	$154,196	$(71,893)	$82,303
Goodwill impairment related to NeuCo	—	(4,524)	(4,524)
Effect of foreign currency translation	(809)	—	(809)

Balance at January 2, 2016	$153,387	$(76,417)	$76,970

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Goodwill, gross	Accumulated impairment losses	Goodwill, net
Balance at December 28, 2013	$153,466	$(71,893)	$81,573
Goodwill adjustments related to acquisitions	1,797	—	1,797
Effect of foreign currency translation	(1,067)	—	(1,067)

Balance at January 3, 2015	$154,196	$(71,893)	$82,303

        NeuCo incurred an impairment loss during the fourth quarter of fiscal 2015. NeuCo did not incur an impairment loss in fiscal 2014 or fiscal 2013. CRA did not incur an impairment loss during fiscal 2015, fiscal 2014 or fiscal 2013 as there were no events or circumstances that would more likely than not reduce CRA's fair value below its carrying amount, and CRA's estimated fair value was greater than its carrying value as of October 15th of each respective year.

        Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives. There were no impairment losses related to intangible assets during fiscal 2015, fiscal 2014, or fiscal 2013.

        The components of acquired identifiable intangible assets are as follows (in thousands):

	January 2, 2016	January 3, 2015
Non-competition agreements, net of accumulated amortization of $4,064 and $4,046, respectively	$129	$236
Customer relationships, net of accumulated amortization of $4,598 and $3,746, respectively	3,462	4,521
Other intangible assets, net of accumulated amortization of $1,792 and $1,792, respectively	—	—

	$3,591	$4,757

        Amortization of intangible assets was $1.0 million, $1.4 million, and $1.2 million in fiscal 2015, fiscal 2014, and fiscal 2013, respectively. Amortization of intangible assets held at January 2, 2016 for the next five fiscal years is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
2016	$870
2017	827
2018	802
2019	547
2020	545

$3,591

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.     Property and Equipment

        Property and equipment consist of the following (in thousands):

	January 2, 2016	January 3, 2015
Computer, office equipment and software	$21,920	$24,197
Leasehold improvements	29,361	21,613
Furniture	6,930	7,730

Total cost	58,211	53,540
Accumulated depreciation and amortization	(26,873)	(38,844)

	$31,338	$14,696

        Depreciation expense, including amounts recorded in costs of services, was $5.5 million, $5.0 million, and $5.2 million, in fiscal 2015, fiscal 2014, and fiscal 2013, respectively.

6.     Accrued Expenses

        Accrued expenses consist of the following (in thousands):

	January 2, 2016	January 3, 2015
Compensation and related expenses	$57,963	$61,527
Income taxes payable	323	490
Other	6,832	4,531

	$65,118	$66,548

        As of January 2, 2016 and January 3, 2015, $44.9 million and $49.2 million of accrued bonuses for fiscal 2015 and fiscal 2014, respectively, were included above in "Compensation and related expenses".

7.     Credit Agreement

        CRA is party to a credit agreement that provides CRA with a $125.0 million revolving credit facility and a $15 million sublimit for the issuance of letters of credit. CRA may use the proceeds of the revolving credit facility for working capital and other general corporate purposes. CRA may repay any borrowings under the revolving credit facility at any time, but no later than April 24, 2018. There were no amounts outstanding under this revolving line of credit as of January 2, 2016 and January 3, 2015, respectively.

        As of January 2, 2016, the amount available under this revolving line of credit was reduced by certain letters of credit outstanding, which amounted to $2.5 million. Borrowings under the revolving credit facility bear interest at a rate per annum of either (i) the adjusted base rate, as defined in the credit agreement, plus an applicable margin, which varies between 0.50% and 1.50% depending on CRA's total leverage ratio as determined under the credit agreement, or (ii) the adjusted eurocurrency rate, as defined in the credit agreement, plus an applicable margin, which varies between 1.50% and 2.50% depending on CRA's total leverage ratio. CRA is required to pay a fee on the unused portion of the revolving credit facility at a rate per annum that varies between 0.25% and 0.375% depending on its total leverage ratio. Borrowings under the credit facility are secured by 100% of the stock of certain of CRA's U.S. subsidiaries and 65% of the stock of certain of its foreign subsidiaries, which represent approximately $6.0 million and $6.4 million in net assets as of January 2, 2016 and January 3, 2015, respectively.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Under the credit agreement, CRA must comply with various financial and non-financial covenants. Compliance with these financial covenants is tested on a fiscal quarterly basis. Any indebtedness outstanding under the credit facility may become immediately due and payable upon the occurrence of stated events of default, including CRA's failure to pay principal, interest or fees or a violation of any financial covenant. The financial covenants require CRA to maintain an adjusted consolidated EBITDA to consolidated interest expense ratio of more than 2.5:1.0 and to comply with a consolidated debt to adjusted consolidated EBITDA ratio of not more than 3.0:1.0. The non-financial covenant restrictions of the senior credit agreement include, but are not limited to, CRA's ability to incur additional indebtedness, engage in acquisitions or dispositions, and enter into business combinations. As of January 2, 2016 and January 3, 2015, CRA was in compliance with the covenants of its credit agreement.

8.     Employee Benefit Plans

        CRA maintains qualified defined-contribution plans under Section 401(k) of the Internal Revenue Code, covering substantially all U.S. employees who meet specified age and service requirements. Company contributions are made at the discretion of CRA, and cannot exceed the maximum amount deductible under applicable provisions of the Internal Revenue Code. Effective in fiscal 2014, CRA also has a defined-contribution plan covering employees in the United Kingdom for which company contributions are made at the discretion of CRA. Company contributions under these plans amounted to approximately $2.2 million, $1.6 million, and $1.7 million for fiscal 2015, fiscal 2014, and fiscal 2013, respectively.

9.     Net Income (Loss) Per Share

        CRA calculates basic and diluted earnings per common share using the two-class method. Under the two-class method, net earnings are allocated to each class of common stock and participating security as if all of the net earnings for the period had been distributed. CRA's participating securities consist of unvested share-based payment awards that contain a nonforfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common shareholders. Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares as of the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards. Net earnings allocable to these participating securities were not significant for fiscal 2015, fiscal 2014 or fiscal 2013.

        The following table presents a reconciliation from net income to the net income available to common shareholders (in thousands):

	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2013
Net income, as reported	$7,657	$13,638	$11,370
Less: net income attributable to participating shares	59	20	27

Net income available to common shareholders	$7,598	$13,618	$11,343

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        For fiscal 2015, fiscal 2014 and fiscal 2013, the following is a reconciliation of basic to diluted weighted average shares of common stock outstanding (in thousands):

	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2013
Basic weighted average shares outstanding	9,010	9,747	10,084
Common stock equivalents:
Stock options and restricted stock	185	150	89

Diluted weighted average shares outstanding	9,195	9,897	10,173

        For fiscal 2015, fiscal 2014 and fiscal 2013, the anti-dilutive share based awards that were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding amounted to 522,593, 764,748, and 1,138,411 shares, respectively.

10.   Common Stock

        Share-Based Compensation.    Approximately $5.8 million, $5.3 million, and $2.9 million of share-based compensation expense was recorded in fiscal 2015, fiscal 2014, and fiscal 2013, respectively, as an increase to common stock for share-based payment awards made to CRA's employees and directors, based on the estimated grant date fair values of stock options, shares of restricted stock, and restricted stock units vesting during the period.

        CRA also recorded $11,000, $271,000, and $147,000 for fiscal 2015, fiscal 2014, and fiscal 2013, respectively, in shared-based compensation expense for grants to non-employees (other than directors).

        Restricted Share Vesting.    In fiscal 2015, fiscal 2014, and fiscal 2013, 106,504, 149,195, and 134,384 shares of restricted stock and restricted stock units vested, respectively. CRA redeemed 28,900, 41,470, and 37,642 of these shares from their holders in order to pay $0.7 million, $1.2 million, and $0.7 million, respectively, of employee tax withholdings.

        Common Stock Repurchases and Retirements.    On August 10, 2012, February 13, 2014, and October 23, 2014, CRA's Board of Directors authorized the repurchase of up to $5.0 million, $15.0 million, and $30.0 million, respectively, of CRA's common stock. Repurchases under these programs are discretionary and CRA may make such repurchases under any of these programs in the open market (including under any Rule 10b5-1 plan adopted by CRA) or in privately negotiated transactions, in each case in accordance with applicable insider trading and other securities laws and regulations. CRA records the retirement of its repurchased shares as a reduction to common stock. During fiscal 2015, CRA repurchased and retired 477,292 shares under these share repurchase programs at an aggregate price of approximately $12.8 million, resulting in approximately $8.1 million available for future repurchases as of January 2, 2016. During fiscal 2014, CRA repurchased and retired 971,515 shares under these share repurchase programs at an aggregate price of approximately $25.5 million, resulting in approximately $20.9 million available for future repurchases as of January 3, 2015. During fiscal 2013, CRA repurchased and retired 118,968 shares under these share repurchase programs at an aggregate price of approximately $2.2 million, resulting in approximately $1.4 million available for future repurchases as of December 28, 2013.

        Exercise of Stock Options.    During fiscal 2015, 29,288 options were exercised for $0.6 million of proceeds. During fiscal 2014, 20,931 options were exercised for $0.5 million of proceeds. During fiscal 2013, 13,389 options were exercised for $0.2 million of proceeds.

        Tax Benefits and Deficits on Stock Option Exercises and Restricted Share Vesting.    In fiscal 2014, CRA recorded $0.1 million of tax benefits on stock option exercises and the vesting of shares of restricted stock and restricted stock units as an increase to common stock. CRA recorded tax deficits

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

on stock options exercises and the vesting of shares of restricted stock and restricted stock units as a decrease to common stock in fiscal 2015 and fiscal 2013, totaling $0.4 million and $0.3 million, respectively.

11.   Share-Based Compensation

        CRA recorded approximately $5.8 million, $5.3 million, and $2.9 million of compensation expense for fiscal 2015, fiscal 2014, and fiscal 2013 for share-based awards consisting of stock options, shares of restricted stock, time-vesting restricted stock units, and performance-vesting restricted stock units issued to employees and directors based on their respective estimated grant date fair values. Performance-vesting restricted stock units are expensed using the graded acceleration method.

        In addition, CRA recorded $11,000, $271,000, and $147,000 of share-based compensation expense during fiscal 2015, fiscal 2014, and fiscal 2013, respectively, for share-based awards consisting of stock options and shares of restricted stock issued to non-employees (other than directors).

        CRA maintains share-based compensation plans that use restricted stock, stock options, restricted stock units, as well as an employee stock purchase plan, to provide incentives to its directors, employees and independent contractors. Additionally, during fiscal 2009, CRA implemented a long-term incentive program for certain key employees. Under this program, participants may receive a mixture of stock options, time-vesting restricted stock units, and performance-vesting restricted stock units. The program is designed to reward key employees and provide participants the opportunity to share in the long-term growth of CRA. CRA has granted options, time-vesting restricted stock units, and performance-vesting restricted stock units under this program during fiscal 2009 through fiscal 2015, except fiscal 2012. These awards are granted under the 2006 Incentive Plan discussed below.

        CRA's Amended and Restated 2006 Equity Incentive Plan, as amended (the "2006 Incentive Plan"), authorizes the grant of a variety of incentive and performance awards to CRA's directors, employees and independent contractors, including incentive stock options, nonqualified stock options, restricted stock awards, restricted stock unit awards, performance awards and other share-based awards. Each share of CRA's common stock issued pursuant to an award (other than a stock option) granted under the 2006 Incentive Plan on or after April 30, 2010 counts as 1.83 shares against the maximum number of shares issuable under the plan, as does any restricted stock unit or other performance award granted under the plan on or after April 30, 2010 to the extent that shares of CRA's common stock were or will be used for measurement purposes. The maximum number of shares issuable under the 2006 Incentive Plan is 4,874,000, consisting of (1) 500,000 shares initially reserved for issuance under the 2006 Incentive Plan, (2) 1,000,000 shares that either remained for future awards under CRA's 1998 Incentive and Nonqualified Stock Option Plan (the "1998 Plan") on April 21, 2006, the date CRA's shareholders initially approved the 2006 Incentive Plan, or were subject to stock options issued under the 1998 Plan that were forfeited or terminated after April 21, 2006, (3) 210,000 shares approved by CRA's shareholders in 2008, (4) 1,464,000 shares approved by CRA's shareholders in 2010, and (5) the 1,700,000 shares that CRA has determined to use of the 2,500,000 shares approved by CRA's shareholders in 2012.

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

        A summary of option activity from all plans is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 3, 2015	1,154,945	$29.93
Fiscal 2015:
Granted	250,835	21.74
Exercised	(29,288)	20.57		$103
Expired	(138,695)	46.22
Forfeited	(31,019)	38.66

Outstanding at January 2, 2016	1,206,778	26.36	3.98	42

Options exercisable at January 2, 2016	701,514	28.53	2.45	21

Vested or expected to vest at January 2, 2016	1,190,974	$26.40	3.96	$41

        The weighted average fair market value using the Black-Scholes option-pricing model of the stock options granted in fiscal 2015, fiscal 2014 and fiscal 2013 was $7.37, $12.24 and $7.77, respectively. The fair market value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2015	2014	2013
Risk-free interest rate	1.4%	1.6%	1.4%
Expected volatility	39%	43%	47%
Forfeiture rate	1.1%	4.0%	4.5%
Weighted average expected life (in years)	4.50	5.00	5.00
Expected dividends	—	—	—

        The risk-free interest rate is based on U.S. Treasury interest rates with corresponding terms consistent with the expected life of the stock options. Expected volatility and expected life are based on CRA's historical experience. Expected dividend yield was not considered in the option-pricing formula because CRA does not pay dividends and has no current plans to do so in the future. The forfeiture rate used was based upon historical experience. CRA believes its historical experience is an appropriate indicator of future forfeiture.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The aggregate intrinsic value of stock options exercised in fiscal 2015, fiscal 2014, and fiscal 2013 was approximately $0.1 million for each year. The following table summarizes stock options outstanding and stock options exercisable as of January 2, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at January 2, 2016	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number Exercisable at January 2, 2016	Weighted-Average Exercise Price
$18.48	244,625	4.88	$18.48	122,296	$18.48
$18.49 - 22.81	539,238	4.43	21.61	294,029	21.68
$22.82 - 29.07	80,400	1.02	24.23	78,400	24.21
$29.08 - 32.26	180,015	5.90	30.98	44,289	30.97
$32.27 - 48.85	12,500	0.07	48.85	12,500	48.85
$48.86 - 50.00	150,000	0.51	50.00	150,000	50.00
$50.01 - 53.72	—	—	—	—	—

Total	1,206,778	3.98	$26.36	701,514	$28.53

        The following table summarizes the status of CRA's non-vested stock options since January 3, 2015:

	Non-vested Options
	Number of Shares	Weighted-Average Fair Value
Non-vested at January 3, 2015	417,185	$9.98
Granted	250,835	7.48
Vested	(156,737)	9.57
Forfeited	(6,019)	11.61

Non-vested at January 2, 2016	505,264	$8.75

        The total fair value of stock options that vested during fiscal 2015, fiscal 2014, and fiscal 2013 was $1.5 million, $1.4 million, and $1.3 million, respectively. As of January 2, 2016, there was $4.1 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock options granted. That cost is expected to be recognized over a weighted-average period of 3.1 years.

        CRA grants restricted stock and time-vesting restricted stock unit awards, which are subject to the execution of a restricted stock agreement or restricted stock unit agreement, as applicable. Generally, shares of restricted stock and time-vesting restricted stock units vest in four equal annual installments beginning on the first anniversary of the date of grant. Total unrecognized compensation cost, net of expected forfeitures, related to restricted stock and time-vesting restricted stock unit awards as of January 2, 2016 was $6.4 million, which is expected to be recognized over a weighted-average period of 3.1 years.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table summarizes the status of CRA's non-vested restricted stock and time-vesting restricted stock unit awards since January 3, 2015:

	Non-vested Restricted Stock and Stock Units
	Number of Shares	Weighted-Average Fair Value
Non-vested at January 3, 2015	286,142	$23.72
Granted	144,784	$22.01
Vested	(106,504)	$22.72
Forfeited	(3,009)	$28.26

Non-vested at January 2, 2016	321,413	$23.17

        The total fair value of restricted units that vested during fiscal 2015, fiscal 2014, and fiscal 2013 was $2.4 million, $3.2 million, and $3.1 million, respectively.

        In accordance with ASC Topic 718, for performance-vesting restricted stock units awarded to employees, CRA estimates share-based compensation cost at the grant date based on the fair value of the award and recognizes the cost over the requisite service period using the graded acceleration method. As of January 2, 2016, the following shares may become issuable under performance-vesting restricted stock unit awards upon achievement of certain financial performance goals as follows: up to approximately 121,000 shares for a measurement period falling within the first quarter of fiscal 2014 through the fourth quarter of fiscal 2015, up to approximately 150,000 shares for a measurement period falling within the first quarter of fiscal 2015 through the fourth quarter of fiscal 2016 and up to approximately 204,000 shares for a measurement period falling within the first quarter of fiscal 2016 through the fourth quarter of fiscal 2017.

        In fiscal 1998, CRA adopted its 1998 Employee Stock Purchase Plan. The 1998 Employee Stock Purchase Plan authorizes the issuance of up to an aggregate of 243,000 shares of common stock to participating employees at a purchase price equal to 85% of fair market value on either the first or the last day of the one-year offering period under the Stock Purchase Plan. In fiscal 2015, fiscal 2014, and fiscal 2013, there were no offering periods under this plan and no shares were issued.

        During fiscal 2015, CRA modified awards through an acceleration of the vesting schedule for an employee and a director in connection with their refirement. The modification resulted in total additional compensation cost of $294 thousand dollars.

12.   Business Segment and Geographic Information

        CRA operates in two business segments, which are consulting services and NeuCo. NeuCo's financial information is included below and is immaterial to the overall consolidated financial

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

statements. Revenue and long-lived assets by country, based on the physical location of the operation to which the revenues or the assets relate, are as follows (in thousands):

	Fiscal Year	Fiscal Year	Fiscal Year
	2015 (52 weeks)	2014 (53 weeks)	2013 (52 weeks)
Revenue:
United States	$243,261	$238,466	$216,815
United Kingdom	44,248	49,127	46,987
Other	16,050	18,778	14,630

Total foreign	60,298	67,905	61,617

	$303,559	$306,371	$278,432

	January 2, 2016	January 3, 2015
Long-lived assets (property and equipment, net):
United States	$29,877	$12,753
United Kingdom	1,075	1,595
Other	386	348

Total foreign	1,461	1,943

	$31,338	$14,696

13.   Income Taxes

        The components of income (loss) before (provision) benefit for income taxes are as follows (in thousands):

	Fiscal Year	Fiscal Year	Fiscal Year
	2015 (52 weeks)	2014 (53 weeks)	2013 (52 weeks)
Income before (provision) benefit for income taxes:
U.S.	$10,565	$20,899	$13,659
Foreign	1,250	2,416	4,259

Total	$11,815	$23,315	$17,918

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The provision (benefit) for income taxes consists of the following (in thousands):

	Fiscal Year	Fiscal Year	Fiscal Year
	2015 (52 weeks)	2014 (53 weeks)	2013 (52 weeks)
Currently payable:
Federal	$5,104	$8,585	$1,241
Foreign	546	876	1,264
State	1,550	1,878	254

	7,200	11,339	2,759
Deferred:
Federal	(799)	(1,068)	3,592
Foreign	(307)	(505)	(238)
State	(604)	142	570

	$(1,710)	$(1,431)	$3,924

	$5,490	$9,908	$6,683

        A reconciliation of CRA's tax rates with the Federal statutory rate is as follows:

	Fiscal Year	Fiscal Year	Fiscal Year
	2015	2014	2013
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	9.2	3.6	4.4
State law changes	(3.8)	—	—
Foreign losses benefited	(9.2)	(1.8)	(2.8)
Losses not benefited	5.0	0.6	0.3
Foreign rate differential	(2.7)	0.6	(0.4)
Foreign tax credit	—	—	(0.1)
Uncertain tax positions	8.7	0.7	(2.1)
NeuCo goodwill impairment	13.4	—	—
NeuCo tax provision (benefit)	(13.6)	0.9	1.5
Permanently disallowed expenses	6.8	2.1	1.6
Prior period adjustments	(0.6)	3.0	—
Release of valuation allowance	(1.7)	(2.2)	—
Other	—	—	(0.1)

	46.5%	42.5%	37.3%

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The components of CRA's deferred tax assets (liabilities) are as follows (in thousands):

	January 2, 2016	January 3, 2015
Deferred tax assets:
Accrued compensation and related expense	$25,148	$23,876
Allowance for doubtful accounts	2,159	2,065
Net operating loss carryforwards	4,097	5,201
Accrued expenses and other	2,462	967

Total gross deferred tax assets	33,866	32,109
Less: valuation allowance	(4,003)	(4,912)

Total deferred tax assets net of valuation allowance	29,863	27,197
Deferred tax liabilities:
Goodwill and other intangible asset amortization	4,715	5,191
Property and equipment	3,723	498
Tax basis in excess of financial basis of debentures	2,569	3,844

Total deferred tax liabilities	11,007	9,533

Net deferred tax assets	$18,856	$17,664

        The net change in the total valuation allowance for fiscal 2015 was a decrease of approximately $0.9 million compared to fiscal 2014. The $0.9 million net decrease is comprised primarily of benefits realized for the use of net operating loss carryforwards related to current and prior year taxable income as well as a release of valuation allowance, and reduction for reserve items. This is offset partially by an additional valuation allowance recorded against NeuCo's net deferred tax assets and liabilities.

        At January 2, 2016 CRA had $3.9 million of foreign net operating loss carry forwards. The foreign operating losses have an indefinite life, except for $0.2 million that will begin to expire in fiscal 2017. NeuCo has federal, state, and foreign net operating losses of $8.6 million, $3.9 million, and $0.1 million, respectively, which are subject to a full valuation allowance and begin to expire in 2016. NeuCo files separate tax returns and none of its losses are available to offset CRA's consolidated taxable income.

        The aggregate changes in the balances of gross unrecognized tax benefits were as follows (in thousands):

	January 2, 2016	January 3, 2015
Balance at beginning of period	$535	$372
Additions for tax positions taken during prior years	—	127
Additions for tax positions taken during the current year	892	45
Settlements with tax authorities	(162)	(9)

Balance at end of the period	$1,265	$535

        CRA files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. A number of years may elapse before an uncertain tax position, for which CRA has unrecognized tax benefits, is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, CRA believes that its unrecognized tax benefits reflect the most likely outcome. CRA adjusts these unrecognized tax benefits, and the associated interest, in light of changing facts and circumstances. At the end of fiscal 2015, CRA had $91,000 of interest accrued on its unrecognized tax benefit balance for a total unrecognized tax

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

benefit balance on the balance sheet of $1,356,000. Of the total unrecognized tax benefit balance, $86,000 is offset by a future tax deduction when recognized. CRA reported $18,000 of interest and penalties related to unrecognized tax benefits in income tax expense during fiscal 2015 as compared to $85,000 during fiscal 2014. Settlement of any particular position could require the use of cash. Of the total $1,265,000 balance at the end of fiscal 2015, a favorable resolution would result in $855,000 being recognized as a reduction to the effective income tax rate in the period of resolution. It is reasonably likely that $195,000 of gross unrecognized tax benefits will reverse within the next twelve months.

        The number of years with open tax audits varies depending on the tax jurisdiction. CRA's major taxing jurisdiction is the United States where we are no longer subject to U.S. federal examinations by the Internal Revenue Service for years before fiscal 2012. Within the significant states where CRA is subject to income tax, CRA is no longer subject to examinations by state taxing authorities before fiscal 2011. CRA's United Kingdom subsidiary's corporate tax returns are no longer subject to examination by Her Majesty's Revenue and Customs for fiscal years before fiscal 2011. During this fiscal year, 2015, CRA has concluded the examinations in France for fiscal 2011 and fiscal 2012, and CRA has effectively settled the examination in Germany for fiscal 2008 through 2011. CRA believes its reserves for uncertain tax positions are adequate.

        CRA has not provided for deferred income taxes or foreign withholding taxes on undistributed earnings from its foreign subsidiaries of approximately $3.4 million as of January 2, 2016 because such earnings are considered to be indefinitely reinvested. CRA does not rely on these unremitted earnings as a source of funds for its domestic business as it expects to have sufficient cash flow in the U.S. to fund its U.S. operational and strategic needs. If CRA were to repatriate its foreign earnings that are indefinitely reinvested, it would accrue substantially no additional tax expense.

14.   Related-Party Transactions

        CRA made payments to shareholders of CRA who performed consulting services exclusively for CRA in the amounts of $11.6 million, $10.2 million, and $6.1 million in fiscal 2015, fiscal 2014, and fiscal 2013, respectively. These payments were to exclusive non-employee experts for consulting services performed for CRA's clients in the ordinary course of business.

15.   Commitments and Contingencies

Operating Lease Commitments

        At January 2, 2016, CRA had the following minimum rental commitments for office space and equipment leases, all of which are under non-cancelable operating leases (in thousands):

Fiscal Year	Rental Commitments
2016	$8,906
2017	8,621
2018	7,648
2019	6,815
2020	6,530
Thereafter	35,956

$74,476

        Certain office leases contain renewal options that CRA may exercise at its discretion, which were not included in the amounts above. Rent expense was approximately $11.6 million, $10.0 million, and $9.6 million in fiscal 2015, fiscal 2014, and fiscal 2013, respectively.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        On February 24, 2014, CRA entered into an agreement to lease 57,602 square feet of office space in Boston, Massachusetts. The lease commenced on February 1, 2015 and is set to expire on July 31, 2025. Subject to certain conditions, the lease will be extendible for two five-year periods. The annual base rent under the lease is approximately $2.4 million for the first lease year, and is subject to annual increases of approximately 2% per annum. The performance of CRA's obligations under the lease is secured by a $1.0 million letter of credit. On February 24, 2015, CRA signed a first amendment to lease additional office space of 10,057 square feet for a total of 67,659 square feet. The lease commenced on June 15, 2015 and is set to expire on June 30, 2020. Subject to certain conditions, the lease will be extendible for one three-year period. The annual fixed rent under the lease is approximately $0.5 million. The original lease included a tenant improvement allowance of approximately $4.8 million, as well as a rent abatement of approximately $1.2 million.

        On November 29, 1999, CRA entered into an agreement to lease 44,932 square feet of office space in Washington, D.C. The lease commenced on May 1, 2000 and was set to expire on February 28, 2011. The original annual base rent was approximately $1.4 million for the first year, and subject to annual increases of approximately 2% per annum. Subsequent to entering into the lease, the original lease has had five amendments with the last being signed on June 30, 2015. The amended and restated lease consists of 33,458 square feet, is set to expire on December 31, 2027, and has an annual base rent of approximately $1.4 million for the first year, subject to increases of 2.25% per annum. The amended and restated addendum includes a tenant improvement allowance of approximately $2.8 million and a rent abatement of approximately $2.3 million. The performance of CRA's obligations under the lease is secured by a $0.2 million letter of credit.

        On July 15, 2015, CRA entered into an agreement to lease 25,261 square feet of office space in New York, New York. The lease commenced on August 1, 2015 with a rent commencement date of June 1, 2016. The lease will expire on May 31, 2026, and subject to certain conditions, will be extendible for one five-year period. The annual base rent under the lease is approximately $1.8 million per annum for the first five years of the lease's base term, and is subject to increase to $2.0 million per annum during the remainder of the lease's base term. The lease includes a ten month base rent abatement period from lease commencement to rent commencement date for a total abatement of approximately $1.5 million. In addition, the lease includes a tenant improvement allowance of approximately $2.1 million. The performance of CRA's obligations under the lease is secured by a $0.9 million letter of credit.

        On February 14, 2008, CRA entered into an agreement to lease 36,570 square feet of office space in Chicago, Illinois. The lease commenced on April 1, 2008 with a rent commencement date of August 1, 2008. The lease will expire on July 31, 2018. The annual base rent under the lease was approximately $1.0 million in fiscal year 2015 and is subject to 2.5% increases per annum during the remainder of the lease's term. The lease included an eight month rent abatement period from rent commencement date to March 31, 2009 for a total abatement of approximately $0.6 million. In addition, the lease included a tenant improvement allowance of approximately $2.4 million.

        On October 26, 2006, CRA entered into an agreement to lease 32,168 square feet of office space in London, UK for the 24th, 25, and 26th floors. The leases commenced on March 1, 2007 for the 25th and 26th floors and November 1, 2007 for the 24th floor. The 24th floor lease terminated on June 30, 2012. The 25th and 26th floor leases are set to expire on October 2, 2016. The initial base rent for the three floors was approximately 1.8 million GBP per year and in 2015, the base rent was approximately 1.2 million GBP. At the end of the lease, CRA will be responsible to return the vacated floors to original condition at CRA's expense.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other

        CRA is party to standby letters of credit with its bank in support of the minimum future lease payments under leases for permanent office space and bonds required per the terms of certain project proposals and contracts amounting to $2.5 million as of January 2, 2016.

        Outstanding debt related to NeuCo amounted to $75,000 at January 2, 2016 and was reported as current portion of note payable on the consolidated balance sheet. This debt was repaid on February 16, 2016. See note 17, "Subsequent Events," regarding this NeuCo debt.

Contingencies

        CRA's contingent consideration obligation relating to a previous acquisition amounted to $773 thousand and $316 thousand at January 2, 2016 and January 3, 2015, respectively. The amount of this obligation is computed based on the likelihood of achieving certain forecasted revenues over the contractual measurement period. The liability is re-measured on a quarterly basis.

        CRA is subject to legal actions arising in the ordinary course of business. In management's opinion, CRA believes it has adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions. CRA does not believe any settlement or judgment relating to any pending legal action would materially affect its financial position or results of operations.

16.   Quarterly Financial Data (Unaudited)

	Quarter Ended
	April 4, 2015	July 4, 2015	October 3, 2015	January 2, 2016
	(In thousands, except per share data)
Revenues	$78,039	$76,535	$76,525	$72,460
Gross profit	24,220	25,860	24,496	21,333
Income (loss) from operations	4,476	5,648	4,581	(2,310)
Income (loss) before provision (benefit) for income taxes	4,631	5,391	4,346	(2,553)
Net income (loss)	2,899	3,202	2,813	(2,589)
Net (income) loss attributable to noncontrolling interest, net of tax	(120)	123	47	1,282
Net income (loss) attributable to CRA International, Inc.	$2,779	$3,325	$2,860	$(1,307)
Basic net income (loss) per share	$0.30	$0.37	$0.32	$(0.15)
Diluted net income (loss) per share	$0.30	$0.36	$0.31	$(0.15)
Weighted average number of shares outstanding:
Basic	9,190	9,034	8,940	8,876
Diluted	9,403	9,253	9,025	8,876

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Quarter Ended
	March 29, 2014	June 28, 2014	September 27, 2014	January 3, 2015
	(In thousands, except per share data)
Revenues	$76,245	$78,184	$73,483	$78,459
Gross profit	24,379	25,515	24,066	25,598
Income from operations	5,629	6,493	5,795	6,124
Income before provision for income taxes	5,384	6,334	5,575	6,022
Net income	3,308	3,167	3,189	3,743
Net loss attributable to noncontrolling interest, net of tax	102	21	35	73
Net income attributable to CRA International, Inc.	$3,410	$3,188	$3,224	$3,816
Basic net income per share	$0.34	$0.32	$0.33	$0.41
Diluted net income per share	$0.34	$0.32	$0.33	$0.40
Weighted average number of shares outstanding:
Basic	10,029	9,919	9,729	9,344
Diluted	10,108	10,026	9,919	9,560

        Total net (loss) income per share was computed using the two-class method earnings allocation formula when there were earnings to distribute to participating securities in a given quarter. In those quarters above that include a net loss for the quarter, the two-class method would not apply. As such, the aggregate net (loss) income per share for fiscal 2015 as a whole would not agree in the aggregate with the quarterly information presented above.

        During the fourth quarter of fiscal 2015, NeuCo incurred an impairment loss of $4.5 million. After considering taxes and allocation of net losses to noncontrolling interest, the net charge amounted to $1.6 million.

        During the fourth quarter of fiscal 2015, CRA identified a prior period error, relating to client reimbursable revenue and expenses, and recorded an adjustment of $0.7 million to revenue and $0.3 million to pre-tax income to correct this error. CRA concluded that this error was not material to its prior reporting periods.

        During the second quarter of fiscal 2014, CRA identified a prior period error relating to the valuation of deferred tax assets in CRA's previously issued consolidated financial statements, and recorded a non-cash tax expense of approximately $0.8 million to correct this error. CRA concluded that this error was not material to its prior reporting periods.

17.   Subsequent Events

        On February 16, 2016, NeuCo made its final debt payment of $75,000. As of January 2, 2016, $75,000 was reported as current portion of note payable on the consolidated balance sheet.

        On February 22, 2016, CRA announced the commencement of a modified "Dutch auction" self-tender offer to purchase for cash up to $30 million in value of shares of its common stock at a price within (and including) the range of $18.00 to $19.75 per share. The tender offer will expire on Monday, March 21, 2016, unless extended by CRA. CRA intends to finance the tender offer with cash on hand and by borrowing under CRA's existing revolving credit facility.

        On February 22, 2016, CRA announced that Thomas A. Avery was appointed to CRA's Board of Directors effective February 22, 2016.