Form 10-Q
period 2016-04-02
CRA INTERNATIONAL, INC.
filed 2016-05-05
CIK 1053706

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2016
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2016
Common Stock, no par value per share	8,966,780 shares

CRA International, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

CRA International, Inc.

Condensed Consolidated Income Statements (unaudited)

(In thousands, except per share data)

	Quarter Ended
	April 2, 2016	April 4, 2015
Revenues	$80,912	$78,039
Costs of services	55,515	53,819

Gross profit	25,397	24,220
Selling, general and administrative expenses	19,221	18,083
Depreciation and amortization	1,850	1,661

Income from operations	4,326	4,476
Interest income	38	17
Interest expense	(145)	(142)
NeuCo gain on extinguishment of debt	—	606
Other expense, net	(34)	(326)

Income before provision for income taxes	4,185	4,631
Provision for income taxes	(1,946)	(1,732)

Net income	2,239	2,899
Net loss (income) attributable to noncontrolling interest, net of tax	184	(120)

Net income attributable to CRA International, Inc.	$2,423	$2,779

Net income per share attributable to CRA International, Inc.:
Basic	$0.27	$0.30

Diluted	$0.27	$0.30

Weighted average number of shares outstanding:
Basic	8,871	9,190

Diluted	8,927	9,403

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Quarter Ended
	April 2, 2016	April 4, 2015
Net income	$2,239	$2,899
Other comprehensive income (loss):
Foreign currency translation adjustments	23	(2,262)

Comprehensive income	2,262	637
Less: comprehensive loss (income) attributable to noncontrolling interest	184	(120)

Comprehensive income attributable to CRA International, Inc.	$2,446	$517

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except share data)

	April 2, 2016	January 2, 2016
Assets
Current assets:
Cash and cash equivalents	$22,581	$38,139
Accounts receivable, net of allowances of $3,977 at April 2, 2016 and $3,648 at January 2, 2016	54,188	60,904
Unbilled services, net of allowances of $2,489 at April 2, 2016 and at $2,354 at January 2, 2016	34,630	25,473
Prepaid expenses and other current assets	10,308	11,876
Forgivable loans	3,556	4,402

Total current assets	125,263	140,794
Property and equipment, net	35,243	31,338
Goodwill	76,643	76,970
Intangible assets, net of accumulated amortization of $10,615 at April 2, 2016 and $10,454 at January 2, 2016	3,385	3,591
Deferred income taxes	18,863	18,856
Forgivable loans, net of current portion	37,968	40,283
Other assets	1,611	1,885

Total assets	$298,976	$313,717

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$13,471	$13,652
Accrued expenses	45,260	65,118
Deferred revenue and other liabilities	5,268	5,730
Current portion of deferred rent	1,241	1,069
Current portion of deferred compensation	551	814
Current portion of notes payable	—	75

Total current liabilities	65,791	86,458
Deferred rent and facility-related noncurrent liabilities	14,247	11,836
Deferred compensation and other noncurrent liabilities	4,719	4,355

Total noncurrent liabilities	18,966	16,191
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 8,900,775 shares and 8,859,231 shares issued and outstanding at April 2, 2016 and January 2, 2016, respectively	66,614	65,731
Retained earnings	157,698	155,275
Accumulated other comprehensive loss	(9,227)	(9,250)

Total CRA International, Inc. shareholders' equity	215,085	211,756
Noncontrolling interest	(866)	(688)

Total shareholders' equity	214,219	211,068

Total liabilities and shareholders' equity	$298,976	$313,717

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Quarter Ended
	April 2, 2016	April 4, 2015
OPERATING ACTIVITIES:
Net income	$2,239	$2,899
Adjustments to reconcile net income to net cash used in operating activities, net of effect of acquired businesses:
Depreciation and amortization	1,846	1,679
Loss on disposal of property and equipment	—	16
Deferred rent	2,579	344
Deferred income taxes	—	48
Share-based compensation expenses	1,655	1,609
Excess tax benefits from share-based compensation	(32)	(39)
NeuCo gain on extinguishment of debt	—	(606)
Accounts receivable allowances	339	1,086
Changes in operating assets and liabilities:
Accounts receivable	6,237	245
Unbilled services	(9,178)	(7,557)
Prepaid expenses and other current asset, and other assets	2,086	666
Forgivable loans	3,157	(1,650)
Accounts payable, accrued expenses, and other liabilities	(20,888)	(22,942)

Net cash used in operating activities	(9,960)	(24,202)
INVESTING ACTIVITIES:
Purchase of property and equipment	(5,073)	(2,364)
Collections on notes receivable	—	1,550
Payments on notes receivable	—	(40)

Net cash used in investing activities	(5,073)	(854)
FINANCING ACTIVITIES:
Payments on notes payable	(75)	(300)
Tax withholding payments reimbursed by restricted shares	(490)	(66)
Excess tax benefits from share-based compensation	32	39
Repurchase of common stock	(296)	(4,535)

Net cash used in financing activities	(829)	(4,862)
Effect of foreign exchange rates on cash and cash equivalents	304	(1,051)

Net decrease in cash and cash equivalents	(15,558)	(30,969)
Cash and cash equivalents at beginning of period	38,139	48,199

Cash and cash equivalents at end of period	$22,581	$17,230

Noncash investing and financing activities:
Purchases of property and equipment not yet paid for	$2,022	$—

Supplemental cash flow information:
Cash paid for income taxes	$281	$168

Cash paid for interest	$155	$78

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statement of Shareholders' Equity (unaudited)

(In thousands, except share data)

	Common Stock				CRA International, Inc. Shareholders' Equity
				Accumulated Other Comprehensive Loss
	Shares Issued	Amount	Retained Earnings			Noncontrolling Interest	Total Shareholders' Equity
BALANCE AT JANUARY 2, 2016	8,859,231	$65,731	$155,275	$(9,250)	$211,756	$(688)	$211,068
Net income (loss)			2,423		2,423	(184)	2,239
Foreign currency translation adjustment				23	23		23
Share-based compensation expense for employees		1,643			1,643		1,643
Share-based compensation expense for non-employees		6			6		6
Restricted share vesting	67,704
Redemption of vested employee restricted shares for tax withholding	(24,996)	(490)			(490)		(490)
Tax benefit on stock options and restricted shares vesting		20			20		20
Shares repurchased	(1,164)	(296)			(296)		(296)
Change in ownership of NeuCo						6	6

BALANCE AT April 2, 2016	8,900,775	$66,614	$157,698	$(9,227)	$215,085	$(866)	$214,219

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

2. Basis of Presentation and Estimates

        The accompanying unaudited condensed consolidated financial statements reflect the results of operations, financial position, cash flows, and stockholders' equity as of and for the quarters ending April 2, 2016 and April 4, 2015, respectively. These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for Quarterly Reports on Form 10-Q. Accordingly, these financial statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for annual financial statements. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair statement of our results of operations, financial position, cash flows, and stockholders' equity for the interim periods presented in conformity with GAAP. Results of operations for the interim periods presented herein are not necessarily indicative of results of operations for a full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 2, 2016 included in our Annual Report on Form 10-K.

        The preparation of financial statements in conformity with GAAP requires management to make significant estimates and judgments that affect the reported amounts of assets and liabilities, as well as the related disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates in these condensed consolidated financial statements include, but are not limited to, allowances for accounts receivable and unbilled services, revenue recognition on fixed price contracts, depreciation of property and equipment, share-based compensation, valuation of acquired intangible assets, impairment of long lived assets, goodwill, accrued and deferred income taxes, valuation allowances on deferred tax assets, accrued compensation, accrued exit costs, and other accrued expenses. These items are monitored and analyzed by CRA for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. CRA bases its estimates on historical experience and various other assumptions that CRA believes to be reasonable under the circumstances. Actual results may differ from those estimates if CRA's assumptions based on past experience or other assumptions do not turn out to be substantially accurate.

3. Principles of Consolidation

        The condensed consolidated financial statements include the accounts of CRA and its wholly owned subsidiaries. In addition, the condensed consolidated financial statements include CRA's interest in NeuCo, Inc. ("NeuCo"). All significant intercompany accounts have been eliminated.

        CRA's ownership interest in NeuCo was 55.89% for all periods presented. NeuCo's financial results have been consolidated with CRA's, and the portion of NeuCo's results allocable to its other owners is

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3. Principles of Consolidation (Continued)

shown as "noncontrolling interest." Additionally, a member of CRA's board of directors holds a greater than 5% interest in NeuCo as of April 2, 2016.

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

4. Recent Accounting Standards Not Yet Adopted

Improvements to Employee Share-Based Payment Accounting

        In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 establishes new classification for excess tax benefits and deficiencies relating to share based payments. In addition, the new pronouncement allows for the option of estimating awards expected to vest or accounting for forfeitures when they occur. Cash paid by employers when withholding shares for tax withholding purposes will now be classified as a financing activity. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. CRA has not yet determined the effects, if any, that the adoption of ASU 2016-09 may have on its financial position, results of operations, cash flows, or disclosures.

Principal versus Agent Considerations

        In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations ("ASU 2016-08"). ASU 2016-08 clarifies the provisions of principal versus agent implementation. ASU 2016-08 requires entities to determine whether they are a principal or agent for each distinct good or service they provide to customers. The new standard also clarifies the assessment necessary to determine whether the entity is acting as a principal or agent based on contract and customer. For a public entity, the amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. CRA has not yet determined the effects, if any,

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4. Recent Accounting Standards Not Yet Adopted (Continued)

that the adoption of ASU 2016-08 may have on its financial position, results of operations, cash flows, or disclosures.

Leases (Topic 842)

        In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 establishes a comprehensive new lease accounting model. The new standard clarifies the definition of a lease, requires a dual approach to lease classification similar to current lease classifications, and causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease term of more than twelve months. The new standard is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The new standard requires a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of initial application. CRA has not yet determined the effects, if any, that the adoption of ASU 2016-02 may have on its financial position, results of operations, cash flows, or disclosures.

Revenue from Contracts with Customers

        In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date ("ASU 2015-14"). ASU 2015-14 defers by one year the effective date of ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The deferral results in ASU 2014-09 being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted for interim and annual periods beginning after December 15, 2016. The main provision of ASU 2014-09 is to recognize revenue when control of the goods or services transfers to the customer, as opposed to the existing guidance of recognizing revenue when the risks and rewards transfer to the customer. CRA has not yet determined the effects, if any, that the adoption of ASU 2015-14 may have on its financial position, results of operations, cash flows, or disclosures.

Reporting of Going-Concern Uncertainties

        In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and provides guidance to an organization's management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures in the financial statement footnotes. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. CRA believes that the adoption of ASU 2014-15 will not have a material impact on its financial position, results of operations, cash flows, or disclosures

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

5. Cash and Cash Equivalents

        Cash equivalents consist principally of money market funds with maturities of three months or less when purchased. As of April 2, 2016 and April 4, 2015, a substantial portion of CRA's cash accounts was concentrated at a single financial institution, which potentially exposes CRA to credit risks. The financial institution has a short-term credit rating of A by Standard & Poor's ratings services. CRA has not experienced any losses related to such accounts. CRA does not believe that there is significant risk of non- performance by the financial institution. CRA's cash on deposit is fully liquid and CRA continually monitors the credit ratings of the institution.

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

        The following table shows CRA's financial instruments as of April 2, 2016 and January 2, 2016 that are measured and recorded in the financial statements at fair value on a recurring basis (in thousands):

	April 2, 2016
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Unobservable Inputs
	Level 1	Level 2	Level 3
Assets:
Money market funds	$17	$—	$—

Total Assets	$17	$—	$—

Liabilities:
Contingent acquisition liability	$—	$—	$814

Total Liabilities	$—	$—	$814

	January 2, 2016
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Unobservable Inputs
	Level 1	Level 2	Level 3
Assets:
Money market funds	$6,015	$—	$—

Total Assets	$6,015	$—	$—

Liabilities:
Contingent acquisition liability	$—	$—	$773

Total Liabilities	$—	$—	$773

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

7. Forgivable Loans

        Forgivable loan activity for the fiscal quarter ended April 2, 2016 is as follows (in thousands):

Forgivable Loans
Balance at January 2, 2016	$44,685
Advances	1,157
Repayments	(257)
Amortization	(4,065)
Effect of foreign currency translation	4

Balance at April 2, 2016	$41,524

Current portion of forgivable loans	$3,556

Non-current portion of forgivable loans	$37,968

8. Goodwill

        The changes in the carrying amount of goodwill during the fiscal quarter ended April 2, 2016, are as follows (in thousands):

	Goodwill, gross	Accumulated impairment losses	Goodwill, net
Balance at January 2, 2016	$153,387	$(76,417)	$76,970
Effect of foreign currency translation	(327)	—	(327)

Balance at April 2, 2016	$153,060	$(76,417)	$76,643

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9. Accrued Expenses

        Accrued expenses consist of the following (in thousands):

	April 2, 2016	January 2, 2016
Compensation and related expenses	$38,010	$57,963
Income taxes payable	120	323
Other	7,130	6,832

Total	$45,260	$65,118

        As of April 2, 2016 and January 2, 2016, approximately $21.7 million and $44.9 million, respectively, of accrued bonuses were included above in "Compensation and related expenses".

10. Credit Agreement

        CRA is party to a credit agreement that provides CRA with a $125.0 million revolving credit facility and a $15 million sublimit for the issuance of letters of credit. CRA may use the proceeds of the revolving credit facility for working capital and other general corporate purposes. CRA may repay any borrowings under the revolving credit facility at any time, but no later than April 24, 2018. There were no amounts outstanding under this revolving line of credit as of April 2, 2016 and January 2, 2016.

        As of April 2, 2016, the amount available under this revolving line of credit was reduced by certain letters of credit outstanding, which amounted to $2.1 million. Under the credit agreement, CRA must comply with various financial and non-financial covenants. Compliance with these financial covenants is tested on a fiscal quarterly basis. As of April 2, 2016 and January 2, 2016, CRA was in compliance with the covenants of its credit agreement.

11. Revenue Recognition

        CRA offers consulting services in two broad areas: litigation, regulatory, and financial consulting and management consulting. Together, these two service areas comprised approximately 99.1% of the consolidated revenues for the fiscal quarter ended April 2, 2016, and approximately 0.9% of the consolidated revenues came from CRA's NeuCo subsidiary. CRA recognizes all project revenue on a gross basis based on consideration of the criteria set forth in ASC Topic 605-45, Principal Agent Considerations.

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

        A rollforward of the accounts receivable allowance is as follows (in thousands):

Quarter Ended
April 2, 2016
Balance at January 2, 2016	$3,648
Increases to reserve	836
Amounts written off	(503)
Effects of foreign currency translation	(4)

Balance at April 2, 2016	$3,977

        A rollforward of the unbilled receivables allowance is as follows (in thousands):

Quarter Ended
April 2, 2016
Balance at January 2, 2016	$2,354
Increases to reserves	668
Amounts written off	(531)
Effects of foreign currency translation	(2)

Balance at April 2, 2016	$2,489

        Amounts deemed uncollectible are recorded as a reduction to revenues.

        Revenues also include reimbursable expenses, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. Reimbursable expenses are as follows (in thousands):

	Quarter Ended
	April 2, 2016	April 4, 2015
Reimbursable expenses	$8,030	$8,872

        CRA collects goods and services and value added taxes from customers and records these amounts on a net basis, which is within the scope of ASC Topic 605-45, Principal Agent Considerations.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

12. Net Income per Share

        CRA calculates basic and diluted earnings per common share using the two-class method. Under the two-class method, net earnings are allocated to each class of common stock and participating security as if all of the net earnings for the period had been distributed. CRA's participating securities consist of unvested share-based payment awards that contain a nonforfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common shareholders. Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares as of the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards. Net earnings allocable to these participating securities were not significant for the first quarter of fiscal 2016 or fiscal 2015.

        The following table presents a reconciliation from net income to the net income available to common shareholders (in thousands):

	April 2, 2016	April 4, 2015
Net income, as reported	$2,423	$2,779
Less: net income attributable to participating shares	18	4

Net income available to common shareholders	$2,405	$2,775

        The following is a reconciliation of basic to diluted weighted average shares of common stock outstanding (in thousands) for the first quarter of fiscal 2016 and fiscal 2015:

	April 2, 2016	April 4, 2015
Basic weighted average shares outstanding	8,871	9,190
Common stock equivalents:
Stock options, restricted stock, and restricted stock units	56	213

Diluted weighted average shares outstanding	8,927	9,403

        For the first quarter ended April 2, 2016, the anti-dilutive share based awards that were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding amounted to 346,245 shares. For the first quarter ended April 4, 2015, the anti-dilutive share based awards that were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding amounted to 391,733 shares. These share-based awards each period were anti-dilutive because their exercise price exceeded the average market price over the respective period.

        On October 23, 2014 and March 21, 2016, CRA's Board of Directors authorized the repurchase of up to $30.0 million and $20.0 million, respectively, of CRA's common stock. Repurchases under these programs are discretionary and CRA may make such repurchases under any of these programs in the open market (including under any Rule 10b5-1 plan adopted by CRA) or in privately negotiated transactions, in each case in accordance with applicable insider trading and other securities laws and regulations. CRA records the retirement of its repurchased shares as a reduction to common stock.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

12. Net Income per Share (Continued)

During the first quarter ended April 2, 2016, there were no shares repurchased or retired under these share repurchase programs. During the first quarter ended April 4, 2015, CRA repurchased and retired 144,900 shares under these share repurchase programs at an average price per share of $31.33. As of April 2, 2016, there was approximately $28.1 million shares available for future repurchases under these programs.

        On February 22, 2016, CRA announced the commencement of a modified "Dutch auction" self-tender offer to purchase for cash up to $30.0 million in value of shares of its common stock at a price within (and including) the range of $18.00 to $19.75 per share. The tender offer expired on Monday, March 21, 2016. A total of 1,164 shares of common stock were tendered at the final purchase price of $19.75 per share.

13. Income Taxes

        CRA's effective tax rates for the fiscal quarters ended April 2, 2016 and April 4, 2015 were 46.5% and 37.4%, respectively. The effective tax rate for the first quarter of 2016 was higher than the prior year primarily due to a non-recurring benefit for the use of valuation allowances in the prior year, the geographical mix of earnings and state taxes. The effective tax rate in the first quarter of fiscal 2016 was higher than the combined Federal and state statutory tax rate primarily due to a loss in NeuCo for the quarter that was not benefited, as well as other permanent items, offset partially by a benefit for jurisdictional mix of earnings. The effective tax rate in the first quarter of fiscal 2015 was lower than the combined Federal and state statutory tax rate primarily due to the geographical mix of earnings. Additionally, the effective tax rate in the first quarter of fiscal 2015 included a benefit for the release of a valuation allowance as a result of the current-year utilization of certain historical foreign net operating losses that previously had a valuation allowance, as well a discrete provision in connection with income taxes payable for a state examination that is nearing conclusion, offset partially by a discrete benefit due to the release of reserves in connection with the finalization of the tax examination in France for fiscal years 2011 and 2012.

14. Contingencies

        CRA is subject to legal actions arising in the ordinary course of business. In management's opinion, CRA believes it has adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions. CRA does not believe any settlement or judgment relating to any pending legal action would materially affect its financial position or results of operations.

15. Subsequent Events

        CRA voted in favor of the sale of substantially all of its NeuCo subsidiary's business assets for cash and other consideration, including the buyer's assumption of certain liabilities, subject to certain contingent liabilities of NeuCo related to various representations and warranties. The transaction closed on April 13, 2016.

        On April 27, 2016, CRA drew down $5.0 million on its existing revolving line of credit to fund operations and capital investments. These borrowings will be repaid in accordance with the terms of the agreement.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        Except for historical facts, the statements in this quarterly report are forward-looking statements. Forward-looking statements are merely our current predictions of future events. These statements are inherently uncertain, and actual events could differ materially from our predictions. Important factors that could cause actual events to vary from our predictions include those discussed below under the heading "Risk Factors." We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described in the other documents that we file with the Securities and Exchange Commission, or SEC. You can read these documents at www.sec.gov.

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

Critical Accounting Policies and Significant Estimates

        The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. ("U.S. GAAP"). The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets and liabilities, as well as the related disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if our assumptions based on past experience or our other assumptions do not turn out to be substantially accurate.

        We have described our significant accounting policies in Note 1 to our consolidated financial statements included in our annual report on Form 10-K for fiscal 2015. We have reviewed our accounting policies, identifying those that we believe to be critical to the preparation and understanding of our consolidated financial statements in the list set forth below. See the disclosure under the heading "Critical Accounting Policies" in Item 7 of Part II of our Annual Report on Form 10-K for fiscal 2015 for a detailed description of these policies and their potential effects on our results of operations and financial condition.

  •
  Revenue recognition and allowances for accounts receivable and unbilled services

  •
  Share-based compensation expense

  •
  Valuation of goodwill and other intangible assets

  •
  Accounting for income taxes

        We did not adopt any changes in the fiscal quarter ended April 2, 2016 that had a material effect on these critical accounting policies nor did we make any changes to our accounting policies in the fiscal quarter ended April 2, 2016 that changed these critical accounting policies.

Recent Accounting Standards

        See Note 4 to our condensed consolidated financial statements included in this quarterly report on Form 10-Q for a discussion of recent accounting standards that we have not yet adopted. Additionally, Note 4 should be read in conjunction with the disclosure under the heading "Recent Accounting Standards" contained in Note 1 of the consolidated financial statements and the notes contained in our Annual Report on Form 10-K for the fiscal year ended January 2, 2016.

Results of Operations

        The following table provides operating information as a percentage of revenues for the periods indicated:

	Quarter Ended
	April 2, 2016	April 4, 2015
Revenues	100.0%	100.0%
Costs of services	68.6	69.0

Gross profit	31.4	31.0
Selling, general and administrative expenses	23.8	23.2
Depreciation and amortization	2.3	2.1

Income from operations	5.3	5.7
Other (expense) income, net	(0.2)	0.2

Income before provision for income taxes	5.2	5.9
Provision for income taxes	(2.4)	(2.2)

Net income	2.8	3.7
Net loss (income) attributable to noncontrolling interest, net of tax	0.2	(0.2)

Net income attributable to CRA International, Inc.	3.0%	3.6%

Quarter Ended April 2, 2016 Compared to the Quarter Ended April 4, 2015

        Revenues.    Revenues increased by $2.9 million, or 3.7%, to $80.9 million for the first quarter of fiscal 2016 from $78.0 million for the first quarter of fiscal 2015. Revenues increased in our finance, financial economics, labor and employment, and energy practices. The increase in net revenue was a result of an increase in gross revenues of $2.9 million as compared to the first quarter of fiscal 2015, while write-offs and reserves were relatively flat compared to the first quarter of 2015. Utilization decreased to 75% for the first quarter of fiscal 2016 from 78% for the first quarter of fiscal 2015 due to the higher headcount in the first quarter of fiscal 2016 as compared to the first quarter of fiscal 2015. Overall, revenues outside of the U.S. represented approximately 22% of total revenues for the first quarter of fiscal 2016 compared with approximately 19% of total revenues for the first quarter of fiscal 2015. Revenues derived from fixed-price engagements decreased slightly to 13% of total revenues for the first quarter of fiscal 2016 compared with 15% for the first quarter of fiscal 2015. The majority of our revenue growth happened in practices where our contracts are predominantly accounted for on a time and materials basis.

        Costs of Services.    Costs of services increased by $1.7 million, or 3.2%, to $55.5 million for the first quarter of fiscal 2016 from $53.8 million for the first quarter of fiscal 2015. The increase in costs of services was due primarily to an increase in consultant salaries of $2.7 million and fringe benefits of $1.1 million associated with the increase in revenues noted above, partially offset by a $0.8 million decrease in client reimbursable expenses, as well as a $0.8 million increase in the liability for future contingent consideration payments related to a prior acquisition in the first quarter of fiscal 2015.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by $1.1 million, or 6.1%, to $19.2 million for the first quarter of fiscal 2016 from $18.1 million for the first quarter of fiscal 2015. A contributor to this increase was an increase of $0.6 million in commissions to our nonemployee experts due to the increase in revenue sourced by these experts in the first quarter of fiscal 2016 as compared to the first quarter of fiscal 2015. Additionally, other operating expenses increased by $1.0 million primarily due to an increase in travel and entertainment of $0.5 million, other professional services of $0.2 million and annual license fees of $0.2 million.

        Provision for Income Taxes.    The income tax provision was $1.9 million, and the effective tax rate was 46.5%, for the first quarter of fiscal 2016 compared to $1.7 million and 37.4% for the first quarter of fiscal 2015. The effective tax rate in the first quarter of fiscal 2016 was higher than the prior year primarily due to a non-recurring benefit for the use of valuation allowances in the prior year, jurisdictional mix of earnings and state taxes. The effective tax rate in the first quarter of fiscal 2016 was higher than the combined Federal and state statutory tax rate primarily due to a loss in NeuCo for the quarter that was not benefited as well as other permanent items, offset partially by a benefit for jurisdictional mix of earnings. The effective tax rate in the first quarter of fiscal 2015 was lower than our combined Federal and state statutory tax rate due to the geographical mix of earnings. Additionally, the effective tax rate in the first quarter of fiscal 2015 included a benefit for the release of a valuation allowance as a result of the current-year utilization of certain historical foreign net operating losses that previously had a valuation allowance, as well a discrete provision in connection with income taxes payable for a state examination that is nearing conclusion, offset partially by a discrete benefit due to the release of reserves in connection with the finalization of the tax examination in France for fiscal years 2011 and 2012.

        Net Income Attributable to CRA International, Inc.    Net income attributable to CRA International, Inc. decreased by $0.4 to $2.4 million for the first quarter of fiscal 2016 from $2.8 million for the first quarter of fiscal 2015. The net income per diluted share was $0.27 per share for the first quarter of fiscal 2016, compared to $0.30 of net income per diluted share for the first quarter of fiscal 2015. Weighted average diluted shares outstanding decreased by approximately 476,000 shares to approximately 8,927,000 shares for the first quarter of fiscal 2016 from approximately 9,403,000 shares for the first quarter of fiscal 2015. The decrease in weighted average diluted shares outstanding was primarily due to repurchases of common stock, offset in part by an increase as a result of shares of restricted stock, performance-vesting restricted stock and time-vesting restricted stock units that have vested or that have been issued, and stock options that have been exercised, since the first quarter of fiscal 2015.

Liquidity and Capital Resources

        We believe that our current cash and cash equivalents, cash generated from operations, and amounts available under our bank line of credit will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

        General.    In the fiscal quarter ended April 2, 2016, cash and cash equivalents decreased by $15.6 million. We completed the period with cash and cash equivalents of $22.6 million and working capital (defined as current assets less current liabilities) of $59.5 million. The principal driver of the reduction of cash was the payment of a significant portion of our fiscal 2015 performance bonuses in the first quarter of 2016.

        Of the total cash and cash equivalents of $22.6 million at April 2, 2016, $6.5 million was held within the U.S. We have sufficient sources of cash in the U.S. to fund U.S. cash requirements without the need to repatriate any funds.

        Sources and Uses of Cash.    During the fiscal quarter ended April 2, 2016, net cash used in operating activities was $10.0 million. The primary factor in cash used in operations was the decrease in the "accounts payable, accrued expenses, and other liabilities" line item of the cash flow statement of $20.9 million due to the payment of a significant portion of our fiscal 2015 performance bonuses during the first quarter of fiscal 2016. Other uses of cash included an increase in the "unbilled services" line item of the cash flow statement of $9.2 million due to the increase in unbilled amounts. Net income was $2.2 million for the fiscal quarter ended April 2, 2016. Other uses of cash resulted from the $2.1 million increase in the "prepaid expenses and other current assets, and other assets" line item of the cash flow statement, and the $6.2 million increase in the "accounts receivable" and "accounts receivable allowances" line item of the cash flow statement that occurred over the fiscal quarter. Cash provided by operations included cash provided by depreciation and amortization expense of $1.8 million and by share-based compensation expenses of $1.7 million. The change in forgivable loans for the period of $3.2 million was primarily driven by $4.3 million of forgivable loan amortization and repayments, net of $1.2 million of forgivable loan issuances. The change in deferred rent of $2.6 million was primarily driven by tenant improvement allowances to the new New York, NY and Washington D.C. leases.

        During the fiscal quarter ended April 2, 2016, net cash used in investing activities was $5.1 million, which included $2.5 million and $1.7 million for capital expenditures related principally to outfitting our new office space in New York, NY and Washington, DC, respectively, for occupancy beginning in the first quarter of fiscal 2016.

        We used $0.8 million of net cash in financing activities during the fiscal quarter ended April 2, 2016, primarily due to the redemption of approximately $0.5 million in vested employee restricted shares for tax withholdings, repurchases of common stock of $0.3 million related to the tender offer discussed under the heading of "Tender Offer" below, and payments on notes payable to former shareholders of $0.1 million.

  Indebtedness

        We are party to a credit agreement that provides us with a $125.0 million revolving credit facility and a $15 million sublimit for the issuance of letters of credit. We may use the proceeds of the revolving credit facility to provide working capital and for other general corporate purposes. Generally, we may repay any borrowings under the revolving credit facility at any time, but must repay all borrowings no later than April 24, 2018. There were no amounts outstanding under this revolving line of credit as of April 2, 2016.

        The amount available under this revolving line of credit is reduced by certain letters of credit outstanding, which amounted to $2.1 million as of April 2, 2016.

        Borrowings under the revolving credit facility bear interest at a rate per annum of either (i) the adjusted base rate, as defined in the credit agreement, plus an applicable margin, which varies between 0.50% and 1.50% depending on our total leverage ratio as determined under the credit agreement, or (ii) the adjusted eurocurrency rate, as defined in the credit agreement, plus an applicable margin, which varies between 1.50% and 2.50% depending on our total leverage ratio. We are required to pay a fee on the unused portion of the revolving credit facility at a rate per annum that varies between 0.25% and 0.375% depending on our total leverage ratio. Borrowings under the credit facility are secured by 100% of the stock of certain of our U.S. subsidiaries and 65% of the stock of certain of our foreign subsidiaries, which represent approximately $6.8 million in net assets as of April 2, 2016.

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

  Share Repurchases

        On October 23, 2014 and March 21, 2016, our Board of Directors authorized the repurchase of up to $30.0 million and $20.0 million, respectively, of our common stock. Repurchases under these programs are discretionary and we may make such repurchases under any of these programs in the open market (including under any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. During the fiscal quarter ended April 2, 2016, we did not repurchase or and retire any shares under these programs. Approximately $28.1 million was available for future repurchases as of April 2, 2016.

        We will finance these programs with available cash, cash from future operations and funds from our existing revolving credit facility. We expect to continue to repurchase shares under these programs.

  Tender Offer

        On February 22, 2016, we announced the commencement of a modified "Dutch auction" self-tender offer to purchase for cash up to $30 million in value of shares of our common stock at a price within (and including) the range of $18.00 to $19.75 per share. The tender offer expired on Monday, March 21, 2016. A total of 1,164 shares of common stock were tendered at the final purchase price of $19.75 per share.

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

Factors Affecting Future Performance

        Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q, as well as a description of material risks we face, are set forth under the heading "Risk Factors" included in Part I—Item 1A of our Annual Report on Form 10-K for the year ended January 2, 2016 filed with the SEC on March 4, 2016. If any of these risks, or any risks not presently known to us or that we currently believe are not significant, develop into an actual event, then our business, financial condition, and results of operations could be adversely affected.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

        For information regarding our exposure to certain market risks see "Item 7A. Quantitative and Qualitative Disclosures about Market Risk," in our Annual Report on Form 10-K for the fiscal year ended January 2, 2016.

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report to provide reasonable assurance that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC's rules and forms. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of April 2, 2016, due to the material weakness in internal control over financial reporting related to the inadequate and ineffective analysis and review of the allocation of NeuCo's net income (loss) to noncontrolling interest and other deficiencies in the financial statement close process described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended January 2, 2016.

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

Evaluation of Changes in Internal Control over Financial Reporting

        Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated whether there were any changes in our internal control over financial reporting during the first quarter of fiscal 2016.

        Other than with respect to the ongoing remediation of the material weakness in internal controls over financial reporting related to the allocation of NeuCo's net income (loss) to noncontrolling interest and other deficiencies in the financial statement close process pursuant to the plan described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended January 2, 2016, there were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during the first quarter of fiscal 2016 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings

        None.

ITEM 1A.    Risk Factors

        There have been no material change in any risk factors previously disclosed in our Annual Report on Form 10-K for the year ended January 2, 2016 filed with the SEC on March 4, 2016. See "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended January 2, 2016 for a complete description of the material risks we face.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        (a)   Not applicable.

        (b)   Not applicable.

        (c)   The following table provides information about our repurchases of shares of our common stock during the fiscal quarter ended April 2, 2016. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the fiscal quarter into three periods of four weeks, four weeks, and five weeks, respectively, to coincide with our reporting periods during the first quarter of fiscal 2016.

 Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)(2)	(b) Average Price Paid per Share(1)(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(3)
January 3, 2016 to January 30, 2016	—	—	—	$8,104,684
January 31, 2016 to February 27, 2016	1,770	$19.47	—	$8,104,684
February 28 2016 to April 2, 2016	24,390	$19.86	1,164	$28,104,684

(1)
During the four weeks ended February 27, 2016 we accepted 1,770 shares of our common stock as a tax withholding from certain of our employees, in connection with the vesting of shares of restricted stock that occurred during the indicated period, pursuant to the terms of our 2006 equity incentive plan, at the average price of $19.47. During the five weeks ended April 2, 2016 we accepted 23,226 shares of our common stock as a tax withholding from certain of our employees, in connection with the vesting of shares of restricted stock and restricted stock units that occurred during the indicated period, pursuant to the terms of our 2006 equity incentive plan, at the average price per share of $19.86.

(2)
On February 22, 2016, we announced the commencement of a modified "Dutch auction" self-tender offer to purchase for cash up to $30.0 million in value of shares of our common stock at a price within (and including) the range of $18.00 to $19.75 per share. The tender offer expired on Monday, March 21, 2016. A total of 1,164 shares of common stock were tendered at the final purchase price of $19.75 per share for an aggregate purchase price of approximately $23,000. We will not repurchase any further shares pursuant to this tender offer.

(3)
On October 23, 2014 and March 21, 2016, we announced that our Board of Directors approved share repurchase programs of up to $30.0 million and $20.0 million, respectively, of our common stock. We may repurchase shares under any of these programs in open market purchases (including through any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. We did not repurchase any shares under these programs during the fiscal quarter ended April 2, 2016.

ITEM 3.    Defaults Upon Senior Securities

        None.

ITEM 4.    Mine Safety Disclosures

        None.

ITEM 5.    Other Information

        None.

ITEM 6.    EXHIBIT INDEX

Item No.	Description
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1	Section 1350 certification
101
The following financial statements from CRA International, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2016, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Condensed Consolidated Income Statements (unaudited) for the fiscal quarters and the fiscal year to date periods ended April 2, 2016 and April 4, 2015, (ii) Condensed Consolidated Statements of Comprehensive Income (unaudited) for the fiscal quarters ended April 2, 2016 and April 4, 2015, (iii) Condensed Consolidated Balance Sheets (unaudited) as at April 2, 2016 and January 2, 2016, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the fiscal quarters ended April 2, 2016 and April 4, 2015, (v) Condensed Consolidated Statement of Shareholders' Equity (unaudited) for the fiscal quarter ended April 2, 2016, and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRA INTERNATIONAL, INC.
Date: May 5, 2016	By:	/s/ PAUL A. MALEH Paul A. Maleh President and Chief Executive Officer
Date: May 5, 2016	By:	/s/ CHAD M. HOLMES Chad M. Holmes Chief Financial Officer, Executive Vice President and Treasurer