Form 10-Q
period 2016-07-02
CRA INTERNATIONAL, INC.
filed 2016-08-04
CIK 1053706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2016
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2016
Common Stock, no par value per share	8,184,867 shares

CRA International, Inc.

INDEX

PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements	3
	Condensed Consolidated Income Statements (unaudited)—Quarters Ended July 2, 2016 and July 4, 2015 and the Fiscal Year-to-Date Periods Ended July 2, 2016 and July 4, 2015	3
	Condensed Consolidated Statements of Comprehensive Income (unaudited)—Quarters Ended July 2, 2016 and July 4, 2015 and the Fiscal Year-to-Date Periods Ended July 2, 2016 and July 4, 2015	4
	Condensed Consolidated Balance Sheets (unaudited)—July 2, 2016 and January 2, 2016	5
	Condensed Consolidated Statements of Cash Flows (unaudited)—Fiscal Year-to-Date Periods Ended July 2, 2016 and July 4, 2015	6
	Condensed Consolidated Statement of Shareholders' Equity (unaudited)—Fiscal Year-to-Date Period Ended July 2, 2016	7
	Notes to Condensed Consolidated Financial Statements (Unaudited)	8
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	29
ITEM 4.	Controls and Procedures	29
PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	30
ITEM 1A.	Risk Factors	30
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
ITEM 3.	Defaults Upon Senior Securities	31
ITEM 4.	Mine Safety Disclosures	31
ITEM 5.	Other Information	31
ITEM 6.	Exhibits	32
Signatures		33

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

CRA International, Inc.

Condensed Consolidated Income Statements (unaudited)

(In thousands, except per share data)

	Quarter Ended		Fiscal Year-to-Date Period Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Revenues	$82,607	$76,535	$163,519	$154,574
Costs of services	57,950	50,675	113,465	104,494

Gross profit	24,657	25,860	50,054	50,080
Selling, general and administrative expenses	16,856	18,667	36,077	36,750
Depreciation and amortization	2,121	1,545	3,970	3,206

Income from operations	5,680	5,648	10,007	10,124
GNU gain on extinguishment of debt	—	—	—	606
GNU gain on sale of business assets	3,836	—	3,836	—
Interest expense, net	(120)	(138)	(227)	(263)
Other expense, net	(127)	(119)	(162)	(445)

Income before provision for income taxes	9,269	5,391	13,454	10,022
Provision for income taxes	(2,502)	(2,189)	(4,448)	(3,921)

Net income	6,767	3,202	9,006	6,101
Net (income) loss attributable to noncontrolling interest, net of tax	(1,552)	123	(1,369)	3

Net income attributable to CRA International, Inc.	$5,215	$3,325	$7,637	$6,104

Net income per share attributable to CRA International, Inc:
Basic	$0.60	$0.37	$0.86	$0.66

Diluted	$0.59	$0.36	$0.86	$0.65

Weighted average number of shares outstanding:
Basic	8,695	9,034	8,783	9,112

Diluted	8,779	9,253	8,825	9,328

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Quarter Ended		Fiscal Year-to-Date Period Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net income	$6,767	$3,202	$9,006	$6,101
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,938)	1,556	(1,915)	(706)

Comprehensive income	4,829	4,758	7,091	5,395
Less: comprehensive (income) loss attributable to noncontrolling interest	(1,552)	123	(1,369)	3

Comprehensive income attributable to CRA International, Inc.	$3,277	$4,881	$5,722	$5,398

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except share data)

	July 2, 2016	January 2, 2016
Assets
Current assets:
Cash and cash equivalents	$12,205	$38,139
Accounts receivable, net of allowances of $3,194 at July 2, 2016 and $3,648 at January 2, 2016	63,776	60,904
Unbilled services, net of allowances of $2,749 at July 2, 2016 and at $2,354 at January 2, 2016	30,117	25,473
Prepaid expenses and other current assets	11,892	11,876
Forgivable loans	8,421	4,402

Total current assets	126,411	140,794
Property and equipment, net	37,735	31,338
Goodwill	75,726	76,970
Intangible assets, net of accumulated amortization of $10,613 at July 2, 2016 and $10,454 at January 2, 2016	3,135	3,591
Deferred income taxes	18,553	18,856
Forgivable loans, net of current portion	32,467	40,283
Other assets	1,467	1,885

Total assets	$295,494	$313,717

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$14,338	$13,652
Accrued expenses	50,953	65,118
Deferred revenue and other liabilities	2,559	5,730
Current portion of deferred rent	1,506	1,069
Current portion of deferred compensation	557	814
Current portion of notes payable	—	75

Total current liabilities	69,913	86,458
Deferred rent and facility-related non-current liabilities	15,904	11,836
Deferred compensation and other non-current liabilities	4,877	4,355
Deferred income taxes	393	—
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 8,240,050 shares and 8,859,231 shares issued and outstanding at July 2, 2016 and January 2, 2016, respectively	51,973	65,731
Retained earnings	162,912	155,275
Accumulated other comprehensive loss	(11,165)	(9,250)

Total CRA International, Inc. shareholders' equity	203,720	211,756
Noncontrolling interest	687	(688)

Total shareholders' equity	204,407	211,068

Total liabilities and shareholders' equity	$295,494	$313,717

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Fiscal Year-to-Date Period Ended
	July 2, 2016	July 4, 2015
Operating activities:
Net income	$9,006	$6,101
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,964	3,231
Loss on disposal of property and equipment	—	16
GNU gain on sale of business assets	(3,836)	—
Deferred rent	3,154	3,564
Deferred income taxes	731	31
Share-based compensation expenses	3,105	2,998
Excess tax benefits from share-based compensation	(55)	(87)
GNU gain on extinguishment of debt	—	(606)
Accounts receivable allowances	(425)	530
Changes in operating assets and liabilities:
Accounts receivable	(3,855)	(694)
Unbilled services	(5,138)	(4,534)
Prepaid expenses and other current asset, and other assets	542	(2,411)
Forgivable loans	3,613	887
Accounts payable, accrued expenses, and other liabilities	(15,881)	(25,590)

Net cash used in operating activities	(5,075)	(16,564)
Investing activities:
Purchases of property and equipment	(6,750)	(8,492)
GNU cash proceeds from sale of business assets	1,100	—
Collections on notes receivable	—	1,560
Payments on notes receivable	—	(40)

Net cash used in investing activities	(5,650)	(6,972)
Financing activities:
Issuance of common stock, principally stock option exercises	—	105
Payments on notes payable	(75)	(300)
Borrowings under line of credit	5,000	4,000
Repayments under line of credit	(5,000)	(4,000)
Tax withholding payments reimbursed by restricted shares	(490)	(111)
Excess tax benefits from share-based compensation	55	87
Repurchases of common stock	(15,140)	(7,968)

Net cash used in financing activities	(15,650)	(8,187)
Effect of foreign exchange rates on cash and cash equivalents	441	(660)

Net decrease in cash and cash equivalents	(25,934)	(32,383)
Cash and cash equivalents at beginning of period	38,139	48,199

Cash and cash equivalents at end of period	$12,205	$15,816

Noncash investing and financing activities:
Issuance of common stock for acquired business	$44	$42

Repurchases of common stock payable	$1,315	$—

Purchases of property and equipment not yet paid for	$3,338	$2,998

Asset retirement obligations	$1,522	$—

Supplemental cash flow information:
Cash paid for income taxes	$1,592	$5,000

Cash paid for interest	$246	$162

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statement of Shareholders' Equity (unaudited)

(In thousands, except share data)

	Common Stock
				Accumulated Other Comprehensive Loss	CRA International, Inc. Shareholders' Equity
	Shares Issued	Amount	Retained Earnings			Noncontrolling Interest	Total Shareholders' Equity
BALANCE AT JANUARY 2, 2016	8,859,231	$65,731	$155,275	$(9,250)	$211,756	$(688)	$211,068
Net income	—	—	7,637	—	7,637	1,369	9,006
Foreign currency translation adjustment	—	—	—	(1,915)	(1,915)	—	(1,915)
Issuance of common stock	1,790	44	—	—	44		44
Share-based compensation expense for employees	—	3,043	—	—	3,043	—	3,043
Share-based compensation expense for non-employees	—	56	—	—	56	—	56
Restricted share vesting	77,984	—	—	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(24,996)	(490)	—	—	(490)	—	(490)
Tax benefit on stock options and restricted shares vesting	—	44	—	—	44	—	44
Shares repurchases	(673,959)	(16,455)	—	—	(16,455)	—	(16,455)
Equity transactions of noncontrolling interest	—	—	—	—	—	6	6

BALANCE AT JULY 2, 2016	8,240,050	$51,973	$162,912	$(11,165)	$203,720	$687	$204,407

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

2. Basis of Presentation and Estimates

        The accompanying unaudited condensed consolidated financial statements reflect the results of operations, financial position, cash flows, and stockholders' equity as of and for the fiscal quarters and year-to-date periods ended July 2, 2016 and July 4, 2015, respectively. These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for Quarterly Reports on Form 10-Q. Accordingly, these financial statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America ("U.S. GAAP") for annual financial statements. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair statement of CRA's results of operations, financial position, cash flows, and stockholders' equity for the interim periods presented in conformity with GAAP. Results of operations for the interim periods presented herein are not necessarily indicative of results of operations for a full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 2, 2016 included in our Annual Report on Form 10-K, filed with the SEC on March 4, 2016.

        The preparation of financial statements in conformity with U.S. GAAP requires management to make significant estimates and judgments that affect the reported amounts of assets and liabilities, as well as the related disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates in these condensed consolidated financial statements include, but are not limited to, allowances for accounts receivable and unbilled services, revenue recognition on fixed price contracts, depreciation of property and equipment, share-based compensation, valuation of acquired intangible assets, impairment of long lived assets, goodwill, accrued and deferred income taxes, valuation allowances on deferred tax assets, accrued compensation, accrued exit costs, and other accrued expenses. These items are monitored and analyzed by CRA for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. CRA bases its estimates on historical experience and various other assumptions that CRA believes to be reasonable under the circumstances. Actual results may differ from those estimates if CRA's assumptions based on past experience or other assumptions do not turn out to be substantially accurate.

3. Principles of Consolidation

        The condensed consolidated financial statements include the accounts of CRA and its wholly owned subsidiaries. In addition, the condensed consolidated financial statements include CRA's interest in NeuCo, Inc. Effective April 13, 2016, in accordance with the asset purchase agreement, NeuCo's name was changed to GNU123 Liquidating Corporation ("GNU"). All significant intercompany accounts have been eliminated.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3. Principles of Consolidation (Continued)

        CRA's ownership interest in GNU was 55.89% for all periods presented. GNU's financial results have been consolidated with CRA, and the portion of GNU's results allocable to its other owners is shown as "noncontrolling interest." Additionally, a member of CRA's board of directors holds a greater than 5% interest in GNU.

        GNU's interim reporting schedule is based on calendar month-ends, but its fiscal year end is the last Saturday of November. CRA's quarterly results could include a few days reporting lag between CRA's quarter end and the most recent financial statements available from GNU. CRA does not believe that the reporting lag will have a significant impact on CRA's consolidated income statements or financial condition.

        On January 8, 2015, GNU entered into an agreement to settle a note payable of approximately $981,000 in exchange for aggregate payments of $375,000. GNU recorded a gain on the extinguishment of this debt in the first quarter of fiscal 2015 of approximately $606,000. Under the settlement order, the scheduled payments were made as follows: $150,000 on January 8, 2015 and $150,000 on February 28, 2015. The final payment of $75,000 was paid on February 16, 2016.

        On April 13, 2016, a buyer acquired substantially all of the business assets and assumed substantially all of the liabilities of GNU for a purchase price of $1.35 million. Of this amount, $1.1 million was received at closing, with the remaining $0.25 million payable on or after April 13, 2017, subject to contingencies, as outlined in the asset purchase agreement. GNU recognized a gain on sale of its business assets of $3.8 million during the second quarter of fiscal 2016, of which $2.1 million is attributed to CRA.

4. Recent Accounting Standards Not Yet Adopted

Revenue from Contracts with Customers

        On May 9, 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The relevant amendments in this ASU affect only the following aspects of Topic 606: (1) collectability criterion in Step 1, (2) presentation of sales taxes collected from customers in the transaction price, (3) non-cash consideration, and (4) Contract Modifications at Transition. CRA is currently evaluating the potential effects, if any, that the adoption of ASU 2016-12 may have on its financial position, results of operations, cash flows, or disclosures.

        On April 14, 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies two aspects of the guidance on identifying performance obligations and the licensing implementation guidance while maintaining the principles in those areas. CRA is currently evaluating the potential effects, if any, that the adoption of ASU 2016-10 may have on its financial position, results of operations, cash flows, or disclosures.

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

clarifies the assessment necessary to determine whether the entity is acting as a principal or agent based on contract and customer. For a public entity, the amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. CRA is currently evaluating the potential effects, if any, that the adoption of ASU 2016-08 may have on its financial position, results of operations, cash flows, or disclosures.

        In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date ("ASU 2015-14"). ASU 2015-14 defers by one year the effective date of ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The deferral results in ASU 2014-09 being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted for interim and annual periods beginning after December 15, 2016. The main provision of ASU 2014-09 is to recognize revenue when control of the goods or services transfers to the customer, as opposed to the existing guidance of recognizing revenue when the risks and rewards transfer to the customer. CRA is currently evaluating the potential effects, if any, that the adoption of ASU 2015-14 may have on its financial position, results of operations, cash flows, or disclosures.

Improvements to Employee Share-Based Payment Accounting

        In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 establishes new classification for excess tax benefits and deficiencies relating to share based payments. In addition, the new pronouncement allows for the option of estimating awards expected to vest or accounting for forfeitures when they occur. Cash paid by employers when withholding shares for tax withholding purposes will now be classified as a financing activity. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. CRA is currently evaluating the potential effects, if any, that the adoption of ASU 2016-09 may have on its financial position, results of operations, cash flows, or disclosures.

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

date of initial application. CRA is currently reviewing existing lease agreements and evaluating the potential effects, if any, that the adoption of ASU 2016-02 may have on its financial position, results of operations, cash flows, or disclosures.

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

5. Cash and Cash Equivalents

        Cash and cash equivalents consist principally of money market funds with maturities of three months or less when purchased. As of July 2, 2016, a substantial portion of CRA's cash accounts was concentrated at a single financial institution, which potentially exposes CRA to credit risks. The financial institution has a short-term credit rating of A-2 by Standard & Poor's ratings services. CRA has not experienced any losses related to such accounts. CRA does not believe that there is significant risk of non-performance by the financial institution, and our cash on deposit is fully liquid. CRA continually monitors the credit ratings of the institution.

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

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Fair Value of Financial Instruments (Continued)

        The following table shows CRA's financial instruments as of July 2, 2016 and January 2, 2016 that are measured and recorded in the financial statements at fair value on a recurring basis (in thousands):

	July 2, 2016
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Assets:
Money market funds	$22	$—	$—

Total Assets	$22	$—	$—

Liabilities:
Contingent acquisition liability	$—	$—	$506

Total Liabilities	$—	$—	$506

	January 2, 2016
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Unobservable Inputs
	Level 1	Level 2	Level 3
Assets:
Money market funds	$6,015	$—	$—

Total Assets	$6,015	$—	$—

Liabilities:
Contingent acquisition liability	$—	$—	$773

Total Liabilities	$—	$—	$773

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

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Forgivable Loans

        Forgivable loan activity for the fiscal year-to-date period ended July 2, 2016 and fiscal year ended January 2, 2016 is as follows (in thousands):

	July 2, 2016	January 2, 2016
Beginning Balance	$44,685	$45,356
Advances	5,280	14,531
Repayments	(539)	—
Amortization	(8,272)	(15,202)
Effect of foreign currency translation	(266)	—

Ending Balance	$40,888	$44,685

Current portion of forgivable loans	$8,421	$4,402

Non-current portion of forgivable loans	$32,467	$40,283

8. Goodwill

        The change in the carrying amount of goodwill during the fiscal year-to-date period ended July 2, 2016, is as follows (in thousands):

	Goodwill, gross	Accumulated impairment losses	Goodwill, net
Balance at January 2, 2016	$153,387	$(76,417)	$76,970
Effect of foreign currency translation	(1,244)	—	(1,244)

Balance at July 2, 2016	$152,143	$(76,417)	$75,726

9. Accrued Expenses

        Accrued expenses consist of the following (in thousands):

	July 2, 2016	January 2, 2016
Compensation and related expenses	$42,150	$57,963
Income taxes payable	355	323
Other	8,448	6,832

Total	$50,953	$65,118

        As of July 2, 2016 and January 2, 2016, approximately $28.9 million and $44.9 million, respectively, of accrued bonuses were included above in "Compensation and related expenses".

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

10. Credit Agreement

        CRA is party to a credit agreement that provides CRA with a $125.0 million revolving credit facility and a $15 million sublimit for the issuance of letters of credit. CRA may use the proceeds of the revolving credit facility to provide working capital and for other general corporate purposes. CRA may repay any borrowings under the revolving credit facility at any time, but no later than April 24, 2018. There were no borrowings outstanding under this revolving line of credit as of July 2, 2016.

        As of July 2, 2016, the amount available under this revolving line of credit was reduced by certain letters of credit outstanding, which amounted to $2.1 million. Under the credit agreement, CRA must comply with various financial and non-financial covenants. Compliance with these financial covenants is tested on a quarterly basis. As of July 2, 2016, CRA was in compliance with the covenants of its credit agreement.

11. Revenue Recognition

        CRA offers consulting services in two broad areas: litigation, regulatory, and financial consulting and management consulting. Together, these two service areas comprised approximately 100.0% and 99.5% of CRA's consolidated revenues for the fiscal quarter and fiscal year-to-date period ended July 2, 2016, respectively, and approximately 0.0% and 0.5% of CRA's consolidated revenues for these periods, respectively, came from its GNU subsidiary. CRA recognizes all project revenue on a gross basis based on consideration of the criteria set forth in ASC Topic 605-45, Principal Agent Considerations.

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

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

11. Revenue Recognition (Continued)

        A rollforward of the accounts receivable allowances is as follows (in thousands):

	Fiscal Year-to-Date Period Ended	Fiscal Year Ended
	July 2, 2016	January 2, 2016
Balance at beginning of period	$3,648	$4,177
(Decreases) increases to reserve	428	2,361
Amounts written off	(884)	(2,881)
Effects of foreign currency translation	2	(9)

Balance at end of period	$3,194	$3,648

        A rollforward of the unbilled receivables allowance is as follows (in thousands):

	Fiscal Year-to-Date Period Ended	Fiscal Year Ended
	July 2, 2016	January 2, 2016
Balance at beginning of period	$2,354	$2,233
Increases to reserves	1,879	2,832
Amounts written off	(1,482)	(2,711)
Effects of foreign currency translation	(2)	—

Balance at end of period	$2,749	$2,354

        Amounts deemed uncollectible are recorded as a reduction to revenues.

        Revenues also include reimbursable expenses, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. Reimbursable expenses are as follows (in thousands):

	Quarter Ended		Fiscal Year-to-Date Period Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Reimbursable expenses	$8,511	$7,447	$16,541	$16,319

        CRA collects goods and services and value added taxes from customers and records these amounts on a net basis, which is within the scope of ASC Topic 605-45, Principal Agent Considerations.

12. Net Income per Share

        CRA calculates basic and diluted earnings per common share using the two-class method. Under the two-class method, net earnings are allocated to each class of common stock and participating security as if all of the net earnings of the period had been distributed. CRA's participating securities consist of unvested share-based payment awards that contain a nonforfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common shareholders. Basic

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

12. Net Income per Share (Continued)

earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common share outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares as of the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards. Net earnings allocable to these participating securities were not significant for the second quarter of fiscal 2016 and fiscal 2015.

        The following table presents a reconciliation from net income to the net income available to common shareholders (in thousands):

	Quarter Ended		Fiscal Year to Date Period Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net income, as reported	$5,215	$3,325	$7,637	$6,104
Common stock equivalents:
Less: net income attributable to participating shares	37	24	54	46

Net income available to common shareholders	$5,178	$3,301	$7,583	$6,058

        The following is a reconciliation of basic to diluted weighted average shares of common stock outstanding (in thousands):

	Quarter Ended		Fiscal Year to Date Period Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Basic weighted average shares outstanding	8,695	9,034	8,783	9,112
Common stock equivalents:
Stock options, restricted shares, and restricted stock units	84	219	42	216

Diluted weighted average shares outstanding	8,779	9,253	8,825	9,328

        For the second quarter and fiscal year-to-date period ended July 2, 2016, the anti-dilutive share based awards that were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding amounted to 532,734 and 958,857 shares, respectively. For the second quarter and fiscal year-to-date period ended July 4, 2015, the anti-dilutive share based awards that were excluded from the calculation of common stock equivalent for purposes of computing diluted weighted average shares outstanding amounted to 371,421 and 381,577 shares, respectively. These share-based awards were anti-dilutive because their exercise price exceeded the average market price over the respective period.

        On October 23, 2014 and March 21, 2016, CRA's Board of Directors authorized the repurchase of up to $30.0 million and $20.0 million, respectively, of CRA's common stock. Repurchases under these

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

12. Net Income per Share (Continued)

programs are discretionary and CRA may make repurchases under any of these programs in the open market (including under any Rule 10b5-1 plan adopted by CRA) or in privately negotiated transactions, in each case in accordance with applicable insider trading and other securities laws and regulations. CRA records the retirement of its repurchased shares as a reduction to common stock. During the second quarter and first half of fiscal 2016, CRA repurchased and retired 672,795 shares, under these share repurchase programs at an average price per share of $24.09. During the second quarter and first half of fiscal 2015, CRA repurchased and retired 118,900 shares and 263,800 shares, respectively, under these share repurchase programs at an average price per share of $28.90 and $30.23, respectively. There was approximately $11.9 million available for future repurchases under these programs as of July 2, 2016.

13. Income Taxes

        CRA's effective income tax rates were 27.0% and 40.6% for the second quarters of fiscal 2016 and fiscal 2015, respectively. The effective tax rate for the second quarter of fiscal 2016 was lower than the prior year primarily due to a favorable geographical mix of earnings compared to the prior year, as well as the gain on sale of business assets of GNU of approximately $3.8 million, resulting in a disproportionately lower share of taxes as the gain was offset by net operating losses that had a full valuation allowance. The lower effective tax rate in the second quarter of fiscal 2016 was offset by the non-recurring valuation allowance benefit realized in the prior year. The effective tax rate in the second quarter of fiscal 2016 was lower than the combined Federal and state statutory tax rate due to a favorable geographical mix of earnings, as well as the sale of business assets described herein.

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

        CRA's effective income tax rates were 33.1% and 39.1% for the first half of fiscal 2016 and the first half of fiscal 2015, respectively. The effective tax rate for the first half of 2016 was lower than the prior year primarily due to a favorable geographical mix of earnings compared to the prior year as well as the gain on sale of business assets of GNU of approximately $3.8 million, resulting in a disproportionately lower share of taxes as the gain was offset by net operating losses that had a full valuation allowance. The lower effective tax rate in the first half of fiscal 2016 was offset by the non-recurring valuation allowance benefit realized in the prior year. The effective tax rate in the first half of fiscal 2016 was lower than the combined Federal and state statutory tax rate primarily due to a favorable geographical mix of earnings, as well as the sale of business assets described herein. The effective tax rate in the first half of fiscal 2015 was slightly lower than the combined Federal and state statutory tax rate and included favorable rates drivers resulting from the geographical mix of earnings and the use of valuation allowances, offset by the tax treatment of contingent consideration and other permanent tax differences. The valuation allowance benefit resulted from the utilization of certain historical foreign net operating losses that previously had valuation allowances. Additionally, there was a discrete benefit year-to-date related to prior period true-ups primarily as a result of a decrease in a statutory withholding tax rate, as well as the release of reserves in connection with the finalization of

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

13. Income Taxes (Continued)

the tax examination in France for fiscal years 2011 and 2012, offset by a discrete provision in the first quarter of fiscal 2015 in connection with income taxes payable for a state examination that has now concluded.

        CRA has not provided for deferred income taxes or foreign withholding taxes on undistributed earnings from its foreign subsidiaries as of July 2, 2016 because such earnings are considered to be indefinitely reinvested. CRA does not rely on these unremitted earnings as a source of funds for its domestic business as it expects to have sufficient cash flow and availability from its U.S. revolving credit facility to fund its U.S. operational and strategic needs. If CRA were to repatriate its foreign earnings that are indefinitely reinvested, it would incur minimal additional tax expense.

        As of January 2, 2016, CRA had an approximate $1,265,000 balance of unrecognized tax benefits, of which, approximately $195 thousand was expected to reverse within twelve months. Of that balance, an additional $109 thousand is also expected to reverse in the foreseeable future.

14. Contingencies

        On May 20, 2016, CRA, as guarantor, and its wholly owned UK subsidiary, CRA International (UK) Limited, as tenant, entered into two agreements to lease an aggregate of 22,990 square feet of office space in London, UK. The leases commenced on May 20, 2016 and are set to expire on May 19, 2031. Following an initial rent-free period, annual fixed rent for the office space will be £0.2 million for the ground floor space, which CRA's UK subsidiary will begin paying on November 13, 2017, and £1.4 million for the fourth floor space, which CRA's UK subsidiary will begin paying on July 13, 2018. The rent under each lease is subject to increase every five years, based on rental market conditions at that time. The landlord has agreed to pay an aggregate amount of £0.1 million plus VAT to cover various costs incurred by CRA's UK subsidiary in connection with the building out of the leased properties. Subject to certain conditions, the lease for the ground floor may be terminated after 10 years. At the end of the lease terms, CRA's UK subsidiary will be responsible for returning the vacated floors to their original condition.

        CRA is subject to legal actions arising in the ordinary course of business. In management's opinion, CRA believes it has adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions. CRA does not believe any settlement or judgment relating to any pending legal action would materially affect its financial position or results of operations.

15. Subsequent Events

        On July 20, 2016, CRA held a Special Meeting in Lieu of Annual Meeting of Shareholders. All proposals submitted for consideration at the meeting were approved CRA's shareholders.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        Except for historical facts, the statements in this quarterly report are forward-looking statements. Forward-looking statements are merely our current predictions of future events. These statements are inherently uncertain, and actual events could differ materially from our predictions. Important factors that could cause actual events to vary from our predictions include those discussed below under the heading "Risk Factors." We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described in this quarterly report and in the other documents that we file with the Securities and Exchange Commission, or SEC, including those reported in our Annual Report on form 10-K for the fiscal year ended January 2, 2016 which was filed with the SEC on March 4, 2016. You can read these documents at www.sec.gov.

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

        We have described our significant accounting policies in Note 1 to our consolidated financial statements included in our annual report on Form 10-K for fiscal 2015, which was filed with the SEC on March 4, 2016. We have reviewed our accounting policies, identifying those that we believe to be critical to the preparation and understanding of our consolidated financial statements in the list set forth below. See the disclosure under the heading "Critical Accounting Policies" in Item 7 of Part II of

our annual report on Form 10-K for fiscal 2015 for a detailed description of these policies and their potential effects on our results of operations and financial condition.

  •
  Revenue recognition and allowances for accounts receivable and unbilled services

  •
  Share-based compensation expense

  •
  Valuation of goodwill and other intangible assets

  •
  Accounting for income taxes

        We did not adopt any changes in the first half of fiscal 2016 that had a material effect on these critical accounting policies nor did we make any changes to our accounting policies in the first half of fiscal 2016 that changed these critical accounting policies.

Recent Accounting Standards

        See Note 4 to our condensed consolidated financial statements included in this quarterly report on Form 10-Q for a discussion of recent accounting standards that we have not yet adopted. Additionally, Note 4 should be read in conjunction with the disclosure under the heading "Recent Accounting Standards" contained in Note 1 of the consolidated financial statements, and the other notes, contained in our Annual Report on Form 10-K for the fiscal year ended January 2, 2016, which was filed with the SEC on March 4, 2016.

Results of Operations—For the Quarter and Fiscal Year-to-Date Period Ended July 2, 2016, Compared to the Quarter and Fiscal Year-to-Date Period Ended July 4, 2015

        The following table provides operating information as a percentage of revenues for the periods indicated:

	Quarter Ended		Fiscal Year to Date Period Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Revenues	100.0%	100.0%	100.0%	100.0%
Costs of services	70.2	66.2	69.4	67.6

Gross profit	29.8	33.8	30.6	32.4
Selling, general and administrative expenses	20.4	24.4	22.1	23.8
Depreciation and amortization	2.6	2.0	2.4	2.1

Income from operations	6.9	7.4	6.1	6.5
GNU gain on extinguishment of debt	—	—	—	0.4
GNU gain on sale of business assets	4.6	—	2.3	—
Interest expense, net	(0.1)	(0.2)	(0.1)	(0.2)
Other expense, net	(0.2)	(0.2)	(0.1)	(0.3)

Income before provision for income taxes	11.2	7.0	8.2	6.5
Provision for income taxes	(3.0)	(2.9)	(2.7)	(2.5)

Net income	8.2	4.2	5.5	3.9
Net (income) loss attributable to noncontrolling interest, net of tax	(1.9)	0.2	(0.8)	0.0

Net income attributable to CRA International, Inc.	6.3%	4.3%	4.7%	3.9%

Quarter Ended July 2, 2016 Compared to the Quarter Ended July 4, 2015

        Revenues.    Revenues increased by $6.1 million, or 7.9%, to $82.6 million for the second quarter of fiscal 2016 from $76.5 million for the second quarter of fiscal 2015. Revenue growth was attributable to the increase in consulting headcount of 46 to 493 at the end of the second quarter of fiscal 2016 from 447 at the end of the second quarter of fiscal 2015. Additionally, utilization increased to 76% for the second quarter of fiscal 2016 from 75% for the second quarter of fiscal 2015. An increase of $1.1 million in client reimbursable expenses, which are pass-through expenses that carry little to no margin, was also a factor in the increased revenue in the second quarter of fiscal 2016 as compared to the second quarter of fiscal 2015. GNU's revenue declined by $0.9 million, to $0.1 million for the second quarter of fiscal 2016 principally due to the sale of substantially all of its business assets in April 2016 and the cessation of its operations.

        Overall, revenues outside of the U.S. represented approximately 24% and 21% of total revenues for the second quarter of fiscal 2016 and the second quarter of fiscal 2015, respectively. Revenues derived from fixed-price engagements increased to 18% of total revenues for the second quarter of fiscal 2016 compared with 15% for the second quarter of fiscal 2015. These percentages of revenue derived from fixed- price engagements depend largely on the proportion of our revenues derived from our management consulting business, which typically has a higher concentration of fixed-price service contracts.

        Costs of Services.    Costs of services increased by $7.2 million, or 14.2%, to $57.9 million for the second quarter of fiscal 2016 from $50.7 million for the second quarter of fiscal 2015. The increase in costs of services was due primarily to an increase of $6.4 million in employee compensation and fringe benefit costs attributable to salaries and benefits for our increased consulting headcount of $1.9 million, an increase in incentive and retention compensation costs of $3.6 million and an increase in forgivable loan amortization of $0.9 million. Additionally, client reimbursable expenses increased by $1.1 million in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015. As a percentage of revenues, costs of services increased to 70.2% for the second quarter of fiscal 2016 from 66.2% for the second quarter of fiscal 2015 due primarily to the previously mentioned increase in employee compensation and fringe benefit costs as more revenue was sourced by employees rather than consultants in the second quarter of fiscal 2016 compared with the second quarter of fiscal 2015. GNU's cost of services declined by $0.2 million to $0.1 million for the second quarter of fiscal 2016 principally due to the sale of substantially all of its business assets in April 2016 and the cessation of its operations.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased by $1.8 million, or 9.7%, to $16.9 million for the second quarter of fiscal 2016 from $18.7 million for the second quarter of fiscal 2015. A significant contributor to this decrease was a reduction in rent expense for our Boston, Massachusetts office of $1.0 million. Additionally, there were decreases in commissions to our nonemployee experts of $0.4 million for the second quarter of fiscal 2016 as compared to the second quarter of fiscal 2015 as a lower percentage of our revenue for the quarter was sourced by our nonemployee experts. Partially offsetting these favorable variances higher education costs of $0.3 million and professional services fees of $0.3 million. Additionally, selling, general and administrative expense for GNU decreased by $0.6 million to $0.2 million for the second quarter of fiscal 2016 from $0.8 million for the second quarter of fiscal 2015, due to the sale of its business assets and cessation of operations. Lastly, there were $1.0 million in expense reductions related to property and miscellaneous taxes, recruiting costs and other expenses.

        As a percentage of revenues, selling, general and administrative expenses decreased to 20.4% for the second quarter of fiscal 2016 from 24.4% for the second quarter of fiscal 2015 due primarily to the aforementioned decrease in selling, general and administrative expenses and the increase in revenues in the second quarter of fiscal 2016 as compared with the second quarter of fiscal 2015. Commissions to our nonemployee experts decreased to 2.0% of revenues for the second quarter of fiscal 2016 compared to 2.7% of revenues for second quarter of fiscal 2015 as less revenue was sourced by nonemployee experts.

        GNU Gain on Sale of Business Assets.    On April 13, 2016, a buyer acquired substantially all of the business assets and assumed substantially all of the liabilities of GNU for a purchase price of $1.35 million. Of this amount, $1.1 million was received at closing, with the remaining $0.25 million payable on or after April 13, 2017, subject to contingencies, as outlined in the asset purchase agreement. GNU recognized a gain on sale of its business assets of $3.8 million during the second quarter of fiscal 2016, of which $2.1 million is attributed to CRA.

        Provision for Income Taxes.    The income tax provision was $2.5 million, and the effective tax rate was 27.0%, for the second quarter of fiscal 2016 compared to $2.2 million and 40.6% for the second quarter of fiscal 2015. The effective tax rate for the second quarter of fiscal 2016 was lower than the prior year primarily due to a favorable geographical mix of earnings compared to the prior year, as well as the gain on sale of business assets of GNU of approximately $3.8 million, resulting in a disproportionately lower share of taxes as the gain was offset by net operating losses that had a full valuation allowance. The lower effective tax rate in the current year was offset by the non-recurring valuation allowance benefit realized in the prior year. The effective tax rate in the second quarter of fiscal 2016 was lower than the combined Federal and state statutory tax rate due to a favorable geographical mix of earnings, as well as the sale of business assets described herein. The effective tax rate in the second quarter of fiscal 2015 was in line with the combined Federal and state statutory tax rate and included favorable rate drivers resulting from the geographical mix of earnings and the use of valuation allowances, offset by the tax treatment of contingent consideration and other permanent tax differences. Additionally, there was a discrete benefit in the quarter related to prior period true-ups primarily as a result of a statutory rate decrease for withholding taxes.

        Net (Income) Loss Attributable to Noncontrolling Interest, Net of Tax.    Our ownership interest in GNU was 55.89% for the second quarters of fiscal 2016 and fiscal 2015. GNU's financial results are consolidated with ours, and allocations of the noncontrolling interest's share of GNU's net income result in deductions to our net income, while allocations of the noncontrolling interest's share of GNU's net loss result in additions to our net income. The results of operations of GNU allocable to its other owners was net income of $1.6 million for the second quarter of fiscal 2016 and a net loss of $123 thousand for the second quarter of fiscal 2015.

        Net Income Attributable to CRA International, Inc.    Net income attributable to CRA International, Inc. increased by $1.9 million to $5.2 million for the second quarter of fiscal 2016 from $3.3 million for the second quarter of fiscal 2015. The net income per diluted share was $0.59 per share for the second quarter of fiscal 2016, compared to $0.36 of net income per diluted share for the second quarter of fiscal 2015. Diluted weighted average shares outstanding decreased by approximately 474,000 shares to approximately 8,779,000 shares for the second quarter of fiscal 2016 from approximately 9,253,000 shares for the second quarter of fiscal 2015. The decrease in diluted weighted average shares outstanding was primarily due to repurchases of common stock since the second quarter of fiscal 2015, offset in part by an increase as a result of shares of restricted stock and time- vesting restricted stock units that have vested or that have been issued, and stock options that have been exercised, since the second quarter of fiscal 2015.

Fiscal Year-to-Date Period Ended July 2, 2016 Compared to the Fiscal Year-to-Date Period Ended July 4, 2015

        Revenues.    Revenues increased by $8.9 million, or 5.8%, to $163.5 million for the fiscal year-to-date period ended July 2, 2016 from $154.6 million for the fiscal year-to-date period ended July 4, 2015. Revenue growth was driven by an increase in average consulting headcount in the first half of fiscal 2016 compared to the first half of fiscal 2015. Offsetting the revenue gains from headcount growth, was a decline in utilization to 75% for the first half of fiscal 2016 from 77% for the first half of fiscal 2015 Additionally, GNU had a decrease in revenue of $1.0 million in the first half of fiscal 2016 compared with the first half of fiscal 2015, principally due to the sale of substantially all of its business assets in April 2016 and the cessation of its operations.

        Overall, revenues outside of the U.S. represented approximately 23% and 20% of total revenues for the first half of fiscal 2016 and the first half of fiscal 2015, respectively. Revenues derived from fixed-price engagements were 16% and 15% of total revenues for the first half of fiscal 2016 and the first half of fiscal 2015, respectively. These percentages of revenue derived from fixed-price engagements depend largely on the proportion of our revenues derived from our management consulting business, which typically has a higher concentration of fixed-price service contracts.

        Costs of Services.    Costs of services increased by $9.0 million, or 8.6%, to $113.5 million for the fiscal year-to-date period ended July 2, 2016 from $104.5 million for the fiscal year-to-date period ended July 4, 2015. These increased costs were driven by the salaries and fringe benefits of our increased consulting headcount, as well as increases in incentive compensation. As a percentage of revenues, costs of services increased to 69.4% for the first half of fiscal 2016 from 67.6% for the first half of fiscal 2015 due primarily to the previously mentioned increase in employee compensation and fringe benefit costs as more revenue was sourced by employees rather than consultants in the second quarter of fiscal 2016 as compared with the second quarter of fiscal 2015. GNU's costs of services declined during the first half of fiscal 2016 by $0.3 million, principally due to the sale of substantially all of its business assets in April 2016 and the cessation of its operations.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased by $0.7 million, or 1.8%, to $36.1 million for the first half of fiscal 2016 from $36.8 million for the first half of fiscal 2015. The primary contributor to this decline was the decrease in rent expense for our Boston, Massachusetts office. Additionally, selling, general and administrative expense for GNU decreased by $0.6 million to $1.0 million for the first half of fiscal 2016 from $1.6 million for the first half of fiscal 2015, due to the sale of its business assets and cessation of operations.

        As a percentage of revenues, selling, general and administrative expenses decreased to 22.1% for the first half of fiscal 2016 from 23.8% for first half of fiscal 2015 due primarily to the decrease in the previously mentioned selling, general and administrative expenses and the increase in revenues. Commissions to our nonemployee experts remained constant at 3.0% of revenues for the first half of fiscal 2016 and fiscal 2015.

        GNU Gain on Extinguishment of Debt.    On January 8, 2015, GNU entered into an agreement to settle a note payable of approximately $981,000 in exchange for aggregate payments of $375,000. GNU recorded a gain on the extinguishment of this debt in the first quarter of fiscal 2015 of approximately $606,000. Under the settlement order, the scheduled payments were made as follows: $150,000 on January 8, 2015 and $150,000 on February 28, 2015. The final payment of $75,000 was paid on February 16, 2016.

        GNU Gain on Sale of Business Assets.    On April 13, 2016, a buyer acquired substantially all of the business assets and assumed substantially all of the liabilities of GNU for a purchase price of $1.35 million. Of this amount, $1.1 million was received at closing, with the remaining $0.25 million payable on or after April 13, 2017, subject to contingencies, as outlined in the asset purchase agreement. GNU recognized a gain on sale of its business assets of $3.8 million during the second quarter of fiscal 2016, of which $2.1 million is attributed to CRA.

        Other Expense, Net.    Other expense, net decreased by $283,000 to $162,000 for the first half of fiscal 2016 as compared to $445,000 for the first half of fiscal 2015. Other expense, net consists primarily of foreign currency exchange transaction gains and losses. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies including the Euro, the British Pound, and the Canadian Dollar. Additionally, our multi-currency credit facility allows us to mitigate such foreign exchange exposures.

        Provision for Income Taxes.    For the first half of fiscal 2016 our income tax provision was $4.4 million, and the effective tax rate was 33.1%, compared to a provision of $3.9 million, and an effective tax rate of 39.1% for the first half of fiscal 2015. The effective tax rate for the first half of 2016 was lower than the first half of 2015 primarily due to a favorable geographical mix of earnings compared to the first half of 2015, as well as the gain on sale of business assets of GNU of approximately $3.8 million, resulting in a disproportionately lower share of taxes as the gain was offset by net operating losses that had a full valuation allowance. The lower effective tax rate in the current year was offset by the non-recurring valuation allowance benefit realized in the prior year. The effective tax rate in the first half of fiscal 2016 was lower than the combined Federal and state statutory tax rate primarily due to a favorable geographical mix of earnings, as well as the sale of business assets described herein. The effective tax rate in the first half of fiscal 2015 was slightly lower than the combined Federal and state statutory tax rate and included favorable rates drivers resulting from the geographical mix of earnings and the use of valuation allowances, offset by the tax treatment of contingent consideration and other permanent tax differences. The valuation allowance benefit resulted from the utilization of certain historical foreign net operating losses that previously had valuation allowances. Additionally, there was a discrete benefit year-to-date related to prior period true-ups primarily as a result of a decrease in a statutory withholding tax rate, as well as the release of reserves in connection with the finalization of the tax examination in France for fiscal years 2011 and 2012, offset by a discrete provision in the first quarter of fiscal 2015 in connection with income taxes payable for a state examination that has now concluded.

        Net (Income) Loss Attributable to Noncontrolling Interest, Net of Tax.    Our ownership interest in GNU was 55.89% for the first half of fiscal 2016 and the first half of fiscal 2015. GNU's financial results are consolidated with ours and allocations of the noncontrolling interest's share of GNU's net income result in deductions to our net income, while allocations of the noncontrolling interest's share of GNU's net loss result in additions to our net income. The results of operations of GNU allocable to its other owners was net income of $1.4 million for the fiscal year-to-date period ended July 2, 2016 primarily as a result of the gain on sale attributable to its other owners of $1.7 million and a net loss of $3 thousand for the fiscal year-to-date period ended July 4, 2015.

        Net Income Attributable to CRA International, Inc.    Net income attributable to CRA International, Inc. increased by $1.5 million to $7.6 million for the first half of fiscal 2016 from $6.1 million for the first half of fiscal 2015. The diluted net income per share was $0.86 per share for the first half of fiscal 2016, compared to diluted net income per share of $0.65 per share for the first half of fiscal 2015. Diluted weighted average shares outstanding decreased by approximately 503,000 shares to approximately 8,825,000 shares for the first half of fiscal 2016 from approximately 9,328,000 shares for the first half of fiscal 2015. The decrease in diluted weighted average shares outstanding was primarily due to the repurchase and retirement of our common stock, offset in part by an increase as a result of shares of restricted stock and time-vesting restricted stock units that have vested or that have been issued, and stock options that have been exercised, since July 4, 2015.

Liquidity and Capital Resources

  Fiscal Year-to-Date Period Ended July 2, 2016

        We believe that current cash, cash equivalents, cash generated from operations, and amounts available under our existing revolving credit facility will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

        General.    In the first half of fiscal 2016, cash and cash equivalents decreased by $25.9 million. We completed the period with cash and cash equivalents of $12.2 million and working capital (defined as current assets less current liabilities) of $56.5 million. The principal drivers of the reduction in cash were the payment of a significant portion of our fiscal 2015 performance bonuses during the first half of fiscal 2016, the repurchase and retirement of 672,795 shares of our common stock during the second quarter of fiscal 2016, and increased capital expenditures related principally to outfitting our new office space in Washington, DC and New York for occupancy in the first quarter of fiscal 2016, and London for occupancy in third quarter of fiscal 2016. During the first half of fiscal 2016, cash and cash equivalents for GNU increased by $1.0 million, to $1.2 million at July 2, 2016, from $0.2 million at January 2, 2016. This increase was due to the receipt of $1.1 million from its sale of business assets in April 2016, partially offset by operating expenses and transaction costs incurred during the first half of fiscal 2016.

        Of the total cash and cash equivalents of $12.2 million at July 2, 2016, $4.1 million was held within the U.S. We have sufficient sources of cash in the U.S. to fund U.S. cash requirements without the need to repatriate any funds.

        As of July 2, 2016, a substantial portion of our cash accounts was concentrated at a single financial institution, which potentially exposes us to credit risks. The financial institution has a short-term credit rating of A-2 by Standard & Poor's ratings services. We have not experienced any losses related to such accounts. We do not believe that there is significant risk of non-performance by the financial institution, and our cash on deposit at this financial institution is fully liquid. We continually monitor the credit ratings of such institution. A change in the credit worthiness of this financial institution could materially affect our liquidity and working capital.

  Sources and Uses of Cash.

        During the first half of 2016, net cash used in operating activities was $5.1 million. Net income was $9.0 million for the first half of fiscal 2016. The primary factor in cash used in operations was the decrease in accounts payable, accrued expenses, and other liabilities of $15.9 million related to the payment of a majority of our fiscal 2015 performance bonuses during the first half of fiscal 2016. Other uses of cash included the reversal of the $3.8 million gain on sale of GNU's business assets, as well as an increase in accounts receivable and unbilled services of $9.0 million. Cash provided by operation activities includes the reversal of non-cash expenses such as depreciation and amortization of $4.0 million and share-based compensation of $3.1 million. The net decrease in forgivable loans for the first half of fiscal 2016 of $3.6 million was primarily driven by $8.8 million of forgivable loan amortization and repayments, less $5.3 million of forgivable loan issuances. The change in deferred rent of $3.2 million was primarily driven by tenant improvement allowances to the new New York, NY lease.

        During the first half of fiscal 2016, net cash used in investing activities was $5.7 million which included $3.2 million and $1.7 million for capital expenditures related principally to outfitting our new office space in New York, NY and Washington, DC, respectively, for occupancy beginning in the first quarter of fiscal 2016. In addition, $0.6 million was used for capital expenditures related to the new office space in London for occupancy beginning in the third quarter of fiscal 2016. Offsetting these uses of cash was $1.1 million of cash proceeds received from the sale of GNU's business assets.

        We used $15.7 million of net cash in financing activities during the first half of fiscal 2016, primarily for the repurchase and retirement of our common stock of $15.1 million and the redemption of approximately $0.5 million in vested employee restricted shares for tax withholdings. Additionally, GNU made a payment of $0.1 million on its note payable during the first quarter of fiscal 2016.

  Indebtedness

        We are party to a credit agreement that provides us with a $125.0 million revolving credit facility and a $15 million sublimit for the issuance of letters of credit. We may use the proceeds of the revolving credit facility to provide working capital and for other general corporate purposes. Generally, we may repay any borrowings under the revolving credit facility at any time, but must repay all borrowings no later than April 24, 2018. There were no borrowings outstanding under this revolving credit facility as of July 2, 2016.

        The amount available under this revolving credit facility is reduced by certain letters of credit outstanding, which amounted to $2.1 million as of July 2, 2016.

        Borrowings under the revolving credit facility bear interest at a rate per annum, at our election, of either (i) the adjusted base rate, as defined in the credit agreement, plus an applicable margin, which varies between 0.50% and 1.50% depending on our total leverage ratio as determined under the credit agreement, or (ii) the adjusted eurocurrency rate, as defined in the credit agreement, plus an applicable margin, which varies between 1.50% and 2.50% depending on our total leverage ratio. We are required to pay a fee on the unused portion of the revolving credit facility at a rate per annum that varies between 0.25% and 0.375% depending on our total leverage ratio. Borrowings under the credit facility are secured by 100% of the stock of certain of our U.S. subsidiaries and 65% of the stock of certain of our foreign subsidiaries, which represent approximately $10.8 million in net assets as of July 2, 2016.

        Under the credit agreement, we must comply with various financial and non-financial covenants. Compliance with these financial covenants is tested on a fiscal quarterly basis. Any indebtedness outstanding under the revolving credit facility may become immediately due and payable upon the occurrence of stated events of default, including our failure to pay principal, interest or fees or a violation of any financial covenant. The financial covenants require us to maintain an adjusted consolidated EBITDA to consolidated interest expense ratio of more than 2.5 to 1.0 and to comply with a consolidated debt to adjusted consolidated EBITDA ratio of not more than 3.0 to 1.0. The non-financial covenant restrictions of the senior credit agreement include, but are not limited to, our ability to incur additional indebtedness, engage in acquisitions or dispositions, and enter into business combinations.

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

  Compensation Arrangements

        We have entered into compensation arrangements for the payment of incentive performance awards to certain of our non-employee experts and employees if specific performance targets are met. The amounts of the awards to be paid under these compensation arrangements could fluctuate depending on future performance through the respective measurement periods. Changes in the estimated award are expensed prospectively over the remaining service period. We believe that we will have sufficient funds to satisfy any obligations related to the incentive performance awards. We expect to fund these payments, if any, from existing cash resources, cash generated from operations, or borrowings on our existing revolving credit facility.

  Business Acquisitions

        As part of our business, we regularly evaluate opportunities to acquire other consulting firms, practices or groups or other businesses. In recent years, we have typically paid for acquisitions with cash, or a combination of cash and our common stock, and we may continue to do so in the future. To pay for an acquisition, we may use cash on hand, cash generated from our operations, borrowings under our revolving credit facility, or we may pursue other forms of financing. Our ability to secure short-term and long-term debt or equity financing in the future, including our ability to refinance our current senior loan agreement, will depend on several factors, including our future profitability, the levels of our debt and equity, restrictions under our existing revolving credit facility with our bank, and the overall credit and equity market environments.

  Share Repurchases

        On October 23, 2014 and March 21, 2016, our Board of Directors authorized the repurchase of up to $30.0 million, and $20.0 million, respectively, of our common stock. Repurchases under these programs are discretionary and we may make such purchases under any of these programs in the open market (including under any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions, in each case in accordance with applicable insider trading and other securities laws and regulations. During the second quarter of fiscal 2016, we repurchased and retired 672,795 shares under these programs at an average price per share of $24.09. Approximately $11.9 million was available for future repurchases as of July 2, 2016.

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

  •
  debt service and repayments, including interest payments on borrowings from our existing revolving credit facility;

  •
  share repurchases;

  •
  potential acquisitions of businesses that would allow us to diversify or expand our service offerings;

  •
  contingent obligations related to our acquisitions; and

  •
  other known future contractual obligations.

        The hiring of individuals to replenish and expand our employee base is an essential part of our business operations and has historically been funded principally from operations. Many of the other above activities are discretionary in nature. For example, capital expenditures can be deferred, acquisitions can be forgone, and share repurchase programs can be suspended. As such, our operating model provides flexibility with respect to the deployment of cash flow from operations. Given this flexibility, we believe that our cash flows from operations, supplemented by cash on hand and borrowings under our existing revolving credit facility (as necessary), will provide adequate cash to fund our long-term cash needs from normal operations for at least the next twelve months.

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

Contractual Obligations

        On May 20, 2016, we, as guarantor, and our wholly owned UK subsidiary CRA International (UK) Limited, as tenant, entered into two leases for new office space in London, UK with Mitsubishi Estate London Limited, as landlord, for 22,990 square feet of office space located on the fourth floor and part of the ground floor of the office building located at 8 Finsbury Circus in London. Following an initial rent-free period, annual fixed rent for the office space will be £0.2 million for the ground floor space, which our UK subsidiary will begin paying on November 13, 2017, and £1.4 million for the fourth floor space, which our UK subsidiary will begin paying on July 13, 2018 (in each case, excluding insurance costs, VAT and other customary operating costs and expenses for which our UK subsidiary will be responsible). The rent under each lease is subject to increase every five years, based on rental market conditions at that time. The landlord has agreed to pay an aggregate amount of £0.1 million plus VAT to cover various costs incurred by our UK subsidiary in connection with the building out of the leased properties. Each lease has a 15-year term, which expires on May 19, 2031. Subject to certain conditions, the lease for the ground floor will be terminable by us after 10 years.

Factors Affecting Future Performance

        Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q, as well as a description of material risks we face, are set forth under the heading "Risk Factors" included in Part I-Item 1A of our Annual Report on Form 10-K for the year ended January 2, 2016 filed with the SEC on March 4, 2016. If any of these risks, or any risks not presently known to us or that we currently believe are not significant, develops into an actual event, then our business, financial condition, and results of operations could be adversely affected.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

        For information regarding our exposure to certain market risks see "Item 7A. Quantitative and Qualitative Disclosures about Market Risk," in our Annual Report on Form 10-K for the fiscal year ended January 2, 2016.

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report to provide reasonable assurance that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC's rules and forms. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of July 2, 2016, due to the material weakness in internal control over financial reporting related to the inadequate and ineffective analysis and review of the allocation of GNU's net income (loss) to noncontrolling interest and other deficiencies in the financial statements close process described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended January 2, 2016.

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

Evaluation of Changes in Internal Control over Financial Reporting

        Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated whether there were any changes in our internal control over financial reporting during the second quarter of fiscal 2016.

        Other than with respect to the ongoing remediation of the material weakness in internal controls over financial reporting related to the allocation of GNU's net income (loss) to noncontrolling interest and other deficiencies in the financial statement close process pursuant to the plan described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended January 2, 2016, there were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during the second quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

        In April 2016, a buyer acquired substantially all of the business assets of GNU, formerly NeuCo, resulting in GNU ceasing its operations. Though we have incorporated GNU into our remediation plan, this transaction reduces the significance of those elements of the material weakness related to GNU's ongoing operations on our system of internal controls over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings

        None.

ITEM 1A.    Risk Factors

        There have been no material changes in any risk factors previously disclosed in our Annual Report on Form 10-K for the year ended January 2, 2016 filed with the SEC on March 4, 2016. See "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended January 2, 2016 for a complete description of the material risks we face.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        (a)   Not applicable.

        (b)   Not applicable.

        (c)   The following table provides information about our repurchases of shares of our common stock during the fiscal quarter ended July 2, 2016. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the fiscal quarter into three periods of four weeks, four weeks, and five weeks, respectively, to coincide with our reporting periods during the second quarter of fiscal 2016.

 Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 3, 2016 to April 30, 2016	—	—	—	$28,104,684
May 1, 2016 to May 28, 2016	260,431	$23.04 per share	260,431	$22,105,239
May 29, 2016 to July 2, 2016	412,364	$24.75 per share	412,364	$11,900,047

(1)
On October 23, 2014 and March 21, 2016, we announced that our Board of Directors approved share repurchase programs of up to $30.0 million and $20.0 million, respectively, of our common stock. We may repurchase shares under these programs in open market purchases (including under any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. During the four weeks ended May 28, 2016, we repurchased and retired 260,431 shares under these programs at an average price per share of $23.04. During the five weeks ended July 2, 2016, we repurchased and retired 412,364 shares under these programs at an average price per share of $24.75. Approximately $11.9 million was available for future repurchases under these programs as of July 2, 2016. We expect to continue to repurchase shares under these programs.

ITEM 3.    Defaults Upon Senior Securities

        None.

ITEM 4.    Mine Safety Disclosures

        None.

ITEM 5.    Other Information

        None.

ITEM 6.    EXHIBIT INDEX

Item No.	Description
10.1	Agreement for Leases dated May 20, 2016 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc. (incorporated by reference to Exhibit 10.1 to our current report on form 8-K filed on May 25, 2016).
10.2
Lease relating to Unit 2, Part Ground Floor, 8 Finsbury Circus, London EC2 dated May 20, 2016 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc. (incorporated by reference to Exhibit 10.2 to our current report on form 8-K filed on May 25, 2016).
10.3
Lease relating to Fourth Floor, 8 Finsbury Circus, London EC2 dated May 20, 2016 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc. (incorporated by reference to Exhibit 10.3 to our current report on form 8-K filed on May 25, 2016).
10.4
Licence to Carry Out Works relating to Unit 2, Part Ground Floor, 8 Finsbury Circus, London EC2 dated May 20, 2016 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc. (incorporated by reference to Exhibit 10.4 to our current report on form 8-K filed on May 25, 2016).
10.5
Licence to Carry Out Works relating to Fourth Floor, 8 Finsbury Circus, London EC2 dated May 20, 2016 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc. (incorporated by reference to Exhibit 10.5 to our current report on form 8-K filed on May 25, 2016).
10.6
Side Deed dated May 20, 2016 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc. (incorporated by reference to Exhibit 10.6 to our current report on form 8-K filed on May 25, 2016).
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1	Section 1350 certification
101
The following financial statements from CRA International, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2016, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Condensed Consolidated Income Statements (unaudited) for the fiscal quarters and the fiscal year-to-date periods ended July 2, 2016 and July 4, 2015, (ii) Condensed Consolidated Statements of Comprehensive Income (unaudited) for the fiscal quarters and the fiscal year-to-date periods ended July 2, 2016 and July 4, 2015, (iii) Condensed Consolidated Balance Sheets (unaudited) as at July 2, 2016 and January 2, 2016, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the fiscal year-to-date periods ended July 2, 2016 and July 4, 2015, (v) Condensed Consolidated Statement of Shareholders' Equity (unaudited) for the fiscal year-to-date period ended July 2, 2016, and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRA INTERNATIONAL, INC.
Date: August 4, 2016	By:	/s/ PAUL A. MALEH Paul A. Maleh President and Chief Executive Officer
Date: August 4, 2016	By:	/s/ CHAD M. HOLMES Chad M. Holmes Chief Financial Officer, Executive Vice President and Treasurer

EXHIBIT INDEX

Item No.	Description
10.1	Agreement for Leases dated May 20, 2016 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc. (incorporated by reference to Exhibit 10.1 to our current report on form 8-K filed on May 25, 2016).
10.2
Lease relating to Unit 2, Part Ground Floor, 8 Finsbury Circus, London EC2 dated May 20, 2016 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc. (incorporated by reference to Exhibit 10.2 to our current report on form 8-K filed on May 25, 2016).
10.3
Lease relating to Fourth Floor, 8 Finsbury Circus, London EC2 dated May 20, 2016 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc. (incorporated by reference to Exhibit 10.3 to our current report on form 8-K filed on May 25, 2016).
10.4
Licence to Carry Out Works relating to Unit 2, Part Ground Floor, 8 Finsbury Circus, London EC2 dated May 20, 2016 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc. (incorporated by reference to Exhibit 10.4 to our current report on form 8-K filed on May 25, 2016).
10.5
Licence to Carry Out Works relating to Fourth Floor, 8 Finsbury Circus, London EC2 dated May 20, 2016 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc. (incorporated by reference to Exhibit 10.5 to our current report on form 8-K filed on May 25, 2016).
10.6
Side Deed dated May 20, 2016 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc. (incorporated by reference to Exhibit 10.6 to our current report on form 8-K filed on May 25, 2016).
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1	Section 1350 certification
101
The following financial statements from CRA International, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2016, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Condensed Consolidated Income Statements (unaudited) for the fiscal quarters and the fiscal year-to-date periods ended July 2, 2016 and July 4, 2015, (ii) Condensed Consolidated Statements of Comprehensive Income (unaudited) for the fiscal quarters and the fiscal year-to-date periods ended July 2, 2016 and July 4, 2015, (iii) Condensed Consolidated Balance Sheets (unaudited) as at July 2, 2016 and January 2, 2016, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the fiscal year-to-date periods ended July 2, 2016 and July 4, 2015, (v) Condensed Consolidated Statement of Shareholders' Equity (unaudited) for the fiscal year-to-date period ended July 2, 2016, and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).