Form 10-Q
period 2016-10-01
CRA INTERNATIONAL, INC.
filed 2016-11-03
CIK 1053706

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2016
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2016
Common Stock, no par value per share	8,273,616 shares

CRA International, Inc.

INDEX

PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements	3
	Condensed Consolidated Income Statements (unaudited)—Quarters Ended October 1, 2016 and October 3, 2015 and the Fiscal Year-to-Date Periods Ended October 1, 2016 and October 3, 2015	3
	Condensed Consolidated Statements of Comprehensive Income (unaudited)—Quarters Ended October 1, 2016 and October 3, 2015 and the Fiscal Year-to-Date Periods Ended October 1, 2016 and October 3, 2015	4
	Condensed Consolidated Balance Sheets (unaudited)—October 1, 2016 and January 2, 2016	5
	Condensed Consolidated Statements of Cash Flows (unaudited)—Fiscal Year-to-Date Periods Ended October 1, 2016 and October 3, 2015	6
	Condensed Consolidated Statement of Shareholders' Equity (unaudited)—Fiscal Year-to-Date Period Ended October 1, 2016	7
	Notes to Condensed Consolidated Financial Statements (Unaudited)	8
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	29
ITEM 4.	Controls and Procedures	29
PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	30
ITEM 1A.	Risk Factors	30
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
ITEM 3.	Defaults Upon Senior Securities	31
ITEM 4.	Mine Safety Disclosures	31
ITEM 5.	Other Information	31
ITEM 6.	Exhibits	32
Signatures		33

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

CRA International, Inc.

Condensed Consolidated Income Statements (unaudited)

(In thousands, except per share data)

	Quarter Ended		Fiscal Year-to-Date Period Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Revenues	$81,691	$76,525	$245,210	$231,099
Costs of services	57,832	52,029	171,297	156,523

Gross profit	23,859	24,496	73,913	74,576
Selling, general and administrative expenses	16,671	18,355	52,748	55,105
Depreciation and amortization	1,891	1,560	5,861	4,766

Income from operations	5,297	4,581	15,304	14,705
GNU gain on extinguishment of debt	—	—	—	606
GNU gain on sale of business assets	—	—	3,836	—
Interest expense, net	(129)	(140)	(356)	(403)
Other expense, net	(108)	(95)	(270)	(540)

Income before provision for income taxes	5,060	4,346	18,514	14,368
Provision for income taxes	(1,909)	(1,533)	(6,357)	(5,454)

Net income	3,151	2,813	12,157	8,914
Net loss (income) attributable to noncontrolling interest, net of tax	42	47	(1,327)	50

Net income attributable to CRA International, Inc.	$3,193	$2,860	$10,830	$8,964

Net income per share attributable to CRA International, Inc:
Basic	$0.39	$0.32	$1.25	$0.98

Diluted	$0.38	$0.31	$1.24	$0.97

Weighted average number of shares outstanding:
Basic	8,177	8,940	8,581	9,055

Diluted	8,309	9,025	8,653	9,182

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Quarter Ended		Fiscal Year-to-Date Period Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net income	$3,151	$2,813	$12,157	$8,914
Other comprehensive loss:
Foreign currency translation adjustments	(608)	(731)	(2,523)	(1,437)

Comprehensive income	2,543	2,082	9,634	7,477
Less: comprehensive loss (income) attributable to noncontrolling interest	42	47	(1,327)	50

Comprehensive income attributable to CRA International, Inc.	$2,585	$2,129	$8,307	$7,527

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except share data)

	October 1, 2016	January 2, 2016
Assets
Current assets:
Cash and cash equivalents	$25,184	$38,139
Accounts receivable, net of allowances of $3,371 at October 1, 2016 and $3,648 at January 2, 2016	63,339	60,904
Unbilled services, net of allowances of $2,474 at October 1, 2016 and $2,354 at January 2, 2016	36,656	25,473
Prepaid expenses and other current assets	10,937	11,876
Forgivable loans	6,958	4,402

Total current assets	143,074	140,794
Property and equipment, net	38,801	31,338
Goodwill	75,443	76,970
Intangible assets, net of accumulated amortization of $10,755 at October 1, 2016 and $10,454 at January 2, 2016	2,930	3,591
Deferred income taxes	18,401	18,856
Forgivable loans, net of current portion	29,699	40,283
Other assets	1,225	1,885

Total assets	$309,573	$313,717

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$14,330	$13,652
Accrued expenses	61,183	65,118
Deferred revenue and other liabilities	2,658	5,730
Current portion of deferred rent	1,500	1,069
Current portion of deferred compensation	573	814
Current portion of notes payable	—	75

Total current liabilities	80,244	86,458
Deferred rent and facility-related non-current liabilities	15,939	11,836
Deferred compensation and other non-current liabilities	5,784	4,355
Deferred income taxes	384	—
Commitments and contingencies (Note14)
Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 8,199,427 shares and 8,859,231 shares issued and outstanding at October 1, 2016 and January 2, 2016, respectively	52,245	65,731
Retained earnings	166,105	155,275
Accumulated other comprehensive loss	(11,773)	(9,250)

Total CRA International, Inc. shareholders' equity	206,577	211,756
Noncontrolling interest	645	(688)

Total shareholders' equity	207,222	211,068

Total liabilities and shareholders' equity	$309,573	$313,717

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Fiscal Year-to-Date Period Ended
	October 1, 2016	October 3, 2015
Operating activities:
Net income	$12,157	$8,914
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,848	4,782
Loss on disposal of property and equipment	3	16
GNU gain on sale of business assets	(3,836)	—
Deferred rent	3,250	4,976
Deferred income taxes	886	(339)
Share-based compensation expenses	4,791	4,403
Excess tax benefits from share-based compensation	(55)	(87)
GNU gain on extinguishment of debt	—	(606)
Accounts receivable allowances	(247)	562
Changes in operating assets and liabilities:
Accounts receivable	(3,627)	(3,153)
Unbilled services	(11,874)	(8,612)
Prepaid expenses and other current assets, and other assets	1,588	(2,379)
Forgivable loans	7,743	1,609
Accounts payable, accrued expenses, and other liabilities	(414)	(14,950)

Net cash provided by (used in) operating activities	16,213	(4,864)
Investing activities:
Purchases of property and equipment	(11,808)	(12,696)
GNU cash proceeds from sale of business assets	1,100	—
Collections on notes receivable	—	1,554
Payments on notes receivable	—	(77)

Net cash used in investing activities	(10,708)	(11,219)
Financing activities:
Issuance of common stock, principally stock option exercises	1,448	602
Payments on notes payable	(75)	(300)
Borrowings under line of credit	7,500	4,000
Repayments under line of credit	(7,500)	(4,000)
Tax withholding payments reimbursed by restricted shares	(490)	(127)
Excess tax benefits from share-based compensation	55	87
Repurchases of common stock	(19,318)	(10,810)

Net cash used in financing activities	(18,380)	(10,548)
Effect of foreign exchange rates on cash and cash equivalents	(80)	(565)

Net decrease in cash and cash equivalents	(12,955)	(27,196)
Cash and cash equivalents at beginning of period	38,139	48,199

Cash and cash equivalents at end of period	$25,184	$21,003

Noncash investing and financing activities:
Issuance of common stock for acquired business	$44	$42

Purchases of property and equipment not yet paid for	$1,234	$3,858

Purchases of property and equipment by a third party	$—	$1,343

Asset retirement obligations	$1,479	$—

Supplemental cash flow information:
Cash paid for income taxes	$3,959	$8,227

Cash paid for interest	$327	$240

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statement of Shareholders' Equity (unaudited)

(In thousands, except share data)

	Common Stock				CRA International, Inc. Shareholders' Equity
				Accumulated Other Comprehensive Loss
	Shares Issued	Amount	Retained Earnings			Noncontrolling Interest	Total Shareholders' Equity
BALANCE AT JANUARY 2, 2016	8,859,231	$65,731	$155,275	$(9,250)	$211,756	$(688)	$211,068
Net income	—	—	10,830	—	10,830	1,327	12,157
Foreign currency translation adjustment	—	—	—	(2,523)	(2,523)	—	(2,523)
Issuance of common stock	1,790	44	—	—	44	—	44
Exercise of stock options	60,805	1,448	—	—	1,448	—	1,448
Share-based compensation expense for employees	—	4,698	—	—	4,698	—	4,698
Share-based compensation expense for non-employees	—	88	—	—	88	—	88
Restricted share vesting	87,464	—	—	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(24,996)	(490)	—	—	(490)	—	(490)
Tax benefit on stock options and restricted shares vesting	—	44	—	—	44	—	44
Shares repurchases	(784,867)	(19,318)	—	—	(19,318)	—	(19,318)
Equity transactions of noncontrolling interest	—	—	—	—	—	6	6

BALANCE AT OCTOBER 1, 2016	8,199,427	$52,245	$166,105	$(11,773)	$206,577	$645	$207,222

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Business

        CRA International, Inc. ("CRA") is a worldwide leading consulting services firm that applies advanced analytic techniques and in-depth industry knowledge to complex engagements for a broad range of clients. CRA offers its services in two broad areas: legal, regulatory, and financial consulting and management consulting.

2. Basis of Presentation and Estimates

        The accompanying unaudited condensed consolidated financial statements reflect the results of operations, financial position, cash flows, and stockholders' equity as of and for the fiscal quarters and year-to-date periods ended October 1, 2016 and October 3, 2015, respectively. These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for Quarterly Reports on Form 10-Q. Accordingly, these financial statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America ("U.S. GAAP") for annual financial statements. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair statement of CRA's results of operations, financial position, cash flows, and stockholders' equity for the interim periods presented in conformity with GAAP. Results of operations for the interim periods presented herein are not necessarily indicative of results of operations for a full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 2, 2016 included in our Annual Report on Form 10-K, filed with the SEC on March 4, 2016.

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

3. Principles of Consolidation

        The condensed consolidated financial statements include the accounts of CRA and its wholly owned subsidiaries. In addition, the condensed consolidated financial statements include CRA's interest in NeuCo, Inc. Effective April 13, 2016, NeuCo's name was changed to GNU123 Liquidating Corporation ("GNU") in connection with the sale of its assets described below. All significant intercompany accounts have been eliminated.

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

4. Recent Accounting Standards Not Yet Adopted

Statement of Cash Flows

        In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this update provide guidance on eight specific cash flow issues. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. CRA is currently evaluating the potential effects, if any, that the adoption of ASU 2016-15 may have on the presentation of its cash flows.

Revenue from Contracts with Customers

        On May 9, 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The relevant amendments in this ASU affect only the following aspects of Topic 606: (1) collectability criterion in Step 1, (2) presentation of sales taxes collected from customers in the transaction price, (3) non-cash consideration, and (4) Contract Modifications at Transition. CRA is currently evaluating the potential effects, if any, that the adoption of ASU 2016-12 may have on its financial position, results of operations, cash flows, or disclosures.

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

5. Cash and Cash Equivalents

        Cash and cash equivalents consist principally of money market funds with maturities of three months or less when purchased. As of October 1, 2016, a substantial portion of CRA's cash accounts was concentrated at a single financial institution, which potentially exposes CRA to credit risks. The financial institution has a short-term credit rating of A-2 by Standard & Poor's ratings services. CRA has not experienced any losses related to such accounts. CRA does not believe that there is significant risk of non-performance by the financial institution, and its cash on deposit is fully liquid. CRA continually monitors the credit ratings of the institution.

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

        The following table shows CRA's financial instruments as of October 1, 2016 and January 2, 2016 that are measured and recorded in the financial statements at fair value on a recurring basis (in thousands):

	October 1, 2016
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Assets:
Money market funds	$22	$—	$—

Total Assets	$22	$—	$—

Liabilities:
Contingent acquisition liability	$—	$—	$510

Total Liabilities	$—	$—	$510

	January 2, 2016
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Unobservable Inputs
	Level 1	Level 2	Level 3
Assets:
Money market funds	$6,015	$—	$—

Total Assets	$6,015	$—	$—

Liabilities:
Contingent acquisition liability	$—	$—	$773

Total Liabilities	$—	$—	$773

        The fair values of CRA's money market funds are based on quotes received from third-party banks.

        The contingent acquisition liability in the tables above is for estimated future contingent consideration payments related to a prior acquisition. The fair value measure of this liability is based on significant inputs not observed in the market and thus represents a Level 3 measurement. The significant unobservable inputs used in the fair value measurements of this contingent acquisition liability are CRA's measures of the estimated payouts based on internally generated financial projections and discount rates. The fair value of the contingent acquisition liability is reassessed on a quarterly basis by CRA using additional information as it becomes available and any change in the fair value estimate is recorded in the earnings of that period.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Forgivable Loans

        Forgivable loan activity for the fiscal year-to-date period ended October 1, 2016 and fiscal year ended January 2, 2016 is as follows (in thousands):

	October 1, 2016	January 2, 2016
Beginning Balance	$44,685	$45,356
Advances	5,281	14,531
Repayments	(533)	—
Amortization	(12,378)	(15,202)
Effect of foreign currency translation	(398)	—

Ending Balance	$36,657	$44,685

Current portion of forgivable loans	$6,958	$4,402

Non-current portion of forgivable loans	$29,699	$40,283

8. Goodwill

        The change in the carrying amount of goodwill during the fiscal year-to-date period ended October 1, 2016, is as follows (in thousands):

	Goodwill, gross	Accumulated impairment losses	Goodwill, net
Balance at January 2, 2016	$153,387	$(76,417)	$76,970
Effect of foreign currency translation	(1,527)	—	(1,527)

Balance at October 1, 2016	$151,860	$(76,417)	$75,443

9. Accrued Expenses

        Accrued expenses consist of the following (in thousands):

	October 1, 2016	January 2, 2016
Compensation and related expenses	$55,287	$57,963
Income taxes payable	488	323
Other	5,408	6,832

Total	$61,183	$65,118

        As of October 1, 2016 and January 2, 2016, approximately $43.5 million and $44.9 million, respectively, of accrued bonuses were included above in "Compensation and related expenses".

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

10. Credit Agreement

        CRA is party to a credit agreement that provides CRA with a $125.0 million revolving credit facility and a $15.0 million sublimit for the issuance of letters of credit. CRA may use the proceeds of the revolving credit facility to provide working capital and for other general corporate purposes. CRA may repay any borrowings under the revolving credit facility at any time, but no later than April 24, 2018. There were no borrowings outstanding under this revolving line of credit as of October 1, 2016.

        As of October 1, 2016, the amount available under this revolving line of credit was reduced by certain letters of credit outstanding, which amounted to $2.2 million. Under the credit agreement, CRA must comply with various financial and non-financial covenants. Compliance with these financial covenants is tested on a quarterly basis. As of October 1, 2016, CRA was in compliance with the covenants of its credit agreement.

11. Revenue Recognition

        CRA offers consulting services in two broad areas: legal, regulatory, and financial consulting and management consulting. Together, these two service areas comprised approximately 100.0% and 99.7% of CRA's consolidated revenues for the fiscal quarter and fiscal year-to-date period ended October 1, 2016, respectively, and approximately 0.0% and 0.3% of CRA's consolidated revenues for these periods, respectively, came from its GNU subsidiary. CRA recognizes all project revenue on a gross basis based on consideration of the criteria set forth in ASC Topic 605-45, Principal Agent Considerations.

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

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

11. Revenue Recognition (Continued)

        A rollforward of the accounts receivable allowances is as follows (in thousands):

	Fiscal Year-to-Date Period Ended
		Fiscal Year Ended
	October 1, 2016
		January 2, 2016
Balance at beginning of period	$3,648	$4,177
Increases to reserve	1,010	2,361
Amounts written off	(1,289)	(2,881)
Effects of foreign currency translation	2	(9)

Balance at end of period	$3,371	$3,648

        A rollforward of the unbilled receivables allowance is as follows (in thousands):

	Fiscal Year-to-Date Period Ended
		Fiscal Year Ended
	October 1, 2016
		January 2, 2016
Balance at beginning of period	$2,354	$2,233
Increases to reserves	2,199	2,832
Amounts written off	(2,077)	(2,711)
Effects of foreign currency translation	(2)	—

Balance at end of period	$2,474	$2,354

        Amounts deemed uncollectible are recorded as a reduction to revenues.

        Revenues also include reimbursable expenses, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. Reimbursable expenses are as follows (in thousands):

	Quarter Ended		Fiscal Year-to-Date Period Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Reimbursable expenses	$8,969	$8,400	$25,510	$24,719

        CRA collects goods and services and value added taxes from customers and records these amounts on a net basis, which is within the scope of ASC Topic 605-45, Principal Agent Considerations.

12. Net Income per Share

        CRA calculates basic and diluted earnings per common share using the two-class method. Under the two-class method, net earnings are allocated to each class of common stock and participating security as if all of the net earnings of the period had been distributed. CRA's participating securities consist of unvested share-based payment awards that contain a nonforfeitable right to receive dividends

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

12. Net Income per Share (Continued)

and therefore are considered to participate in undistributed earnings with common shareholders. Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares as of the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards. Net earnings allocable to these participating securities were not significant for the third quarter of fiscal 2016 and fiscal 2015.

        The following table presents a reconciliation from net income to net income available to common shareholders (in thousands):

	Quarter Ended		Fiscal Year to Date Period Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net income, as reported	$3,193	$2,860	$10,830	$8,964
Less: net income attributable to participating shares	24	22	74	69

Net income available to common shareholders	$3,169	$2,838	$10,756	$8,895

        The following table presents a reconciliation of basic to diluted weighted average shares of common stock outstanding (in thousands):

	Quarter Ended		Fiscal Year to Date Period Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Basic weighted average shares outstanding	8,177	8,940	8,581	9,055
Stock options, restricted shares, and restricted stock units	132	85	72	127

Diluted weighted average shares outstanding	8,309	9,025	8,653	9,182

        For the third quarter and fiscal year-to-date period ended October 1, 2016, the anti-dilutive share based awards that were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding amounted to 205,015 and 680,950 shares, respectively. For the third quarter and fiscal year-to-date period ended October 3, 2015, the anti-dilutive share based awards that were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding amounted to 431,992 and 398,382 shares, respectively. These share-based awards were anti-dilutive because their exercise price exceeded the average market price over the respective period.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

12. Net Income per Share (Continued)

        On October 23, 2014 and March 21, 2016, CRA's Board of Directors authorized the repurchase of up to $30.0 million and $20.0 million, respectively, of CRA's common stock. Repurchases under these programs are discretionary and CRA may make repurchases under any of these programs in the open market (including under any Rule 10b5-1 plan adopted by CRA) or in privately negotiated transactions, in each case in accordance with applicable insider trading and other securities laws and regulations. CRA records the retirement of its repurchased shares as a reduction to common stock. During the third quarter and fiscal year-to-date period ended October 1, 2016, CRA repurchased and retired 110,908 shares and 783,703 shares, respectively, under these share repurchase programs at an average price per share of $25.84 and $24.33, respectively. During the third quarter and fiscal year-to-date period ended October 3, 2015, CRA repurchased and retired 125,000 shares and 388,800 shares, respectively, under these share repurchase programs at an average price per share of $22.76 and $27.83, respectively. There was approximately $9.0 million available for future repurchases under these programs as of October 1, 2016.

13. Income Taxes

        CRA's effective income tax rates were 37.7% and 35.3% for the third quarters of fiscal 2016 and fiscal 2015, respectively. The effective tax rate for the third quarter of fiscal 2016 was higher than the prior year primarily due to discrete items that benefited the third quarter fiscal 2015 rate, the majority of which related to the revaluing of CRA's US deferred tax assets, partially offset by a more favorable geographical mix of earnings in the third quarter of fiscal 2016. The effective tax rate in the third quarter of fiscal 2016 was lower than the combined Federal and state statutory tax rate due to a favorable geographical mix of earnings. The effective tax rate in the third quarter of fiscal 2015 was lower than the combined Federal and state statutory tax rate and included favorable rate drivers resulting from a favorable geographical mix of earnings and the use of valuation allowances, offset by the tax treatment of contingent consideration and other permanent tax differences. Additionally, there were several discrete items in the third quarter of fiscal 2015 that benefited the rate, the majority of which related to the revaluing of CRA's US deferred tax assets.

        CRA's effective income tax rates were 34.3% and 38.0% for the first three quarters of fiscal 2016 and fiscal 2015, respectively. The effective tax rate for the first three quarters of 2016 was lower than the prior year primarily due to a more favorable geographical mix of earnings as well as the gain on sale of business assets of GNU of approximately $3.8 million, resulting in a disproportionately lower share of taxes as the gain was offset by net operating losses that had a full valuation allowance. However, the lower effective tax rate in the first three quarters of fiscal 2016 as compared to the first three quarters of fiscal 2015 was partially lessened by benefits realized owing to a non-recurring valuation allowance and the revaluing of CRA's US deferred tax assets in the prior year.

        The effective tax rate in the first three quarters of fiscal 2016 was lower than the combined Federal and state statutory tax rate primarily due to a favorable geographical mix of earnings, as well as the sale of GNU's business assets described above. The effective tax rate in the first three quarters of fiscal 2015 was slightly lower than the combined Federal and state statutory tax rate and included favorable rates drivers resulting from the geographical mix of earnings, the use of valuation allowances, and benefit related to revaluing of CRA's US deferred tax assets, offset by the tax treatment of contingent consideration and other permanent tax differences. Additionally, there was a discrete benefit

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

13. Income Taxes (Continued)

in the first three quarters of 2015 related to prior period true-ups primarily as a result of a decrease in a statutory withholding tax rate.

        CRA has not provided for deferred income taxes or foreign withholding taxes on undistributed earnings from its foreign subsidiaries as of October 1, 2016 because such earnings are considered to be indefinitely reinvested. CRA does not rely on these unremitted earnings as a source of funds for its domestic business, as it expects to have sufficient cash flow and availability from its U.S. revolving credit facility to fund its U.S. operational and strategic needs. If CRA were to repatriate its foreign earnings that are indefinitely reinvested, it would incur minimal additional tax expense.

        As of January 2, 2016, CRA had an approximate $1,265,000 balance of unrecognized tax benefits, of which, approximately $195 thousand was expected to reverse within twelve months. As of October, 1, 2016, CRA had an approximately $1,549,000 balance of unrecognized tax benefits, of which approximately $518 thousand was expected to reverse within twelve months.

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

15. Subsequent Events

        On October 26, 2016, CRA's Board of Directors declared a quarterly cash dividend of $0.14 per common share, payable on December 16, 2016 to shareholders of record as of November 20, 2016.

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

  •
  Share-based compensation expense

  •
  Valuation of goodwill and other intangible assets

  •
  Accounting for income taxes

        We did not adopt any changes in the fiscal year-to-date period ended October 1, 2016 that had a material effect on these critical accounting policies nor did we make any changes to our accounting policies in the fiscal year-to-date period ended October 1, 2016 that changed these critical accounting policies.

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

Results of Operations—For the Quarter and Fiscal Year-to-Date Period Ended October 1, 2016, Compared to the Quarter and Fiscal Year-to-Date Period Ended October 3, 2015

        The following table provides operating information as a percentage of revenues for the periods indicated:

	Quarter Ended		Fiscal Year to Date Period Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Revenues	100.0%	100.0%	100.0%	100.0%
Costs of services	70.8	68.0	69.9	67.7

Gross profit	29.2	32.0	30.1	32.3
Selling, general and administrative expenses	20.4	24.0	21.5	23.8
Depreciation and amortization	2.3	2.0	2.4	2.1

Income from operations	6.5	6.0	6.2	6.4
GNU gain on extinguishment of debt	—	—	—	0.3
GNU gain on sale of business assets	—	—	1.5	—
Interest expense, net	(0.2)	(0.2)	(0.1)	(0.2)
Other expense, net	(0.1)	(0.1)	(0.1)	(0.2)

Income before provision for income taxes	6.2	5.7	7.6	6.2
Provision for income taxes	(2.3)	(2.0)	(2.6)	(2.4)

Net income	3.9	3.7	5.0	3.9
Net loss (income) attributable to noncontrolling interest, net of tax	0.1	0.1	(0.5)	0.0

Net income attributable to CRA International, Inc.	3.9%	3.7%	4.4%	3.9%

Quarter Ended October 1, 2016 Compared to the Quarter Ended October 3, 2015

        Revenues.    Revenues increased by $5.2 million, or 6.8%, to $81.7 million for the third quarter of fiscal 2016 from $76.5 million for the third quarter of fiscal 2015. Revenue growth was attributable to the increase in consulting headcount of 34 to 541 at the end of the third quarter of fiscal 2016 from 507 at the end of the third quarter of fiscal 2015 while utilization remained flat at 73% for the third quarters of fiscal 2016 and 2015. An increase of $0.6 million in client reimbursable expenses, which are pass-through expenses that carry little to no margin, was also a factor in the increased revenue in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015. GNU's revenue declined by $1.1 million in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015 due to the cessation of its operations in April 2016.

        Overall, revenues outside of the U.S. represented approximately 22% and 20% of total revenues for the third quarter of fiscal 2016 and the third quarter of fiscal 2015, respectively. Revenues derived from fixed-price engagements increased to 18% of total revenues for the third quarter of fiscal 2016 compared with 11% for the third quarter of fiscal 2015. These percentages of revenue derived from fixed- price engagements depend largely on the proportion of our revenues derived from our management consulting business, which typically has a higher concentration of fixed-price service contracts.

        Costs of Services.    Costs of services increased by $5.8 million, or 11.2%, to $57.8 million for the third quarter of fiscal 2016 from $52.0 million for the third quarter of fiscal 2015. The increase in costs of services was due primarily to an increase of $1.8 million in employee compensation and fringe benefit costs attributable to salaries and benefits for our increased consulting headcount, an increase in incentive and retention compensation costs of $2.6 million and an increase in forgivable loan amortization of $0.6 million. Additionally, client reimbursable expenses increased by $0.6 million in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015. As a percentage of revenues, costs of services increased to 70.8% for the third quarter of fiscal 2016 from 68.0% for the third quarter of fiscal 2015 due primarily to the previously mentioned increase in employee compensation and fringe benefit costs as more revenue was sourced by employees rather than consultants in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015. GNU's cost of services declined by $0.3 million in the third quarter of fiscal 2016, principally due to the cessation of its operations in April 2016.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased by $1.7 million, or 9.2%, to $16.7 million for the third quarter of fiscal 2016 from $18.4 million for the third quarter of fiscal 2015. A significant contributor to this decrease was a reduction in commissions to our nonemployee experts of $1.2 million for the third quarter of fiscal 2016 as compared to the third quarter of fiscal 2015 as a lower percentage of our revenue for the quarter was sourced by our nonemployee experts. Partially offsetting this reduction is higher incentive compensation expense of $0.2 million relative to the third quarter of fiscal 2015. Additionally, selling, general and administrative expense for GNU decreased by $0.7 million to $0.1 million in the third quarter of fiscal 2016 from $0.8 million in the third quarter of fiscal 2015, due to the cessation of its operations in April 2016.

        As a percentage of revenues, selling, general and administrative expenses decreased to 20.4% for the third quarter of fiscal 2016 from 24.0% for the third quarter of fiscal 2015 due primarily to the aforementioned decrease in selling, general and administrative expenses and the increase in revenues in the third quarter of fiscal 2016 as compared with the third quarter of fiscal 2015. Commissions to our nonemployee experts decreased to 2.4% of revenues for the third quarter of fiscal 2016 compared to 4.1% of revenues for third quarter of fiscal 2015 as less revenue was sourced by nonemployee experts in the third quarter of fiscal 2016.

        Provision for Income Taxes.    The income tax provision was $1.9 million, and the effective tax rate was 37.7%, for the third quarter of fiscal 2016 compared to $1.5 million and 35.3% for the third quarter of fiscal 2015. The effective tax rate for the third quarter of fiscal 2016 was higher than the prior year primarily due to discrete items that benefited the third quarter fiscal 2015 rate, the majority of which related to the revaluing of our U.S. deferred tax assets, partially offset by a more favorable geographical mix of earnings in the third quarter of fiscal 2016. The effective tax rate in the third quarter of fiscal 2016 was lower than the combined Federal and state statutory tax rate due to a favorable geographical mix of earnings. The effective tax rate in the third quarter of fiscal 2015 was lower than the combined Federal and state statutory tax rate and included favorable rate drivers resulting from a favorable geographical mix of earnings and the use of valuation allowances, offset by the tax treatment of contingent consideration and other permanent tax differences. Additionally, there were several discrete items in the third quarter of fiscal 2015 that benefited the rate, the majority of which related to the revaluing of our U.S. deferred tax assets.

        Net Loss (Income) Attributable to Noncontrolling Interest, Net of Tax.    Our ownership interest in GNU was 55.89% for the third quarters of fiscal 2016 and fiscal 2015. GNU's financial results are consolidated with ours, and allocations of the noncontrolling interest's share of GNU's net income result in deductions to our net income, while allocations of the noncontrolling interest's share of GNU's net loss result in additions to our net income. The results of operations of GNU allocable to its other owners was a net loss of $42 thousand for the third quarter of fiscal 2016 and a net loss of $47 thousand for the third quarter of fiscal 2015.

        Net Income Attributable to CRA International, Inc.    Net income attributable to CRA International, Inc. increased by $0.3 million to $3.2 million for the third quarter of fiscal 2016 from $2.9 million for the third quarter of fiscal 2015. The net income per diluted share was $0.38 per share for the third quarter of fiscal 2016, compared to $0.31 of net income per diluted share for the third quarter of fiscal 2015. Diluted weighted average shares outstanding decreased by approximately 716,000 shares to approximately 8,309,000 shares for the third quarter of fiscal 2016 from approximately 9,025,000 shares for the third quarter of fiscal 2015. The decrease in diluted weighted average shares outstanding was primarily due to the repurchase and retirement of shares of our common stock since the third quarter of fiscal 2015, offset in part by an increase as a result of shares of restricted stock and time-vesting restricted stock units that have vested or that have been issued, and stock options that have been exercised, since the third quarter of fiscal 2015.

Fiscal Year-to-Date Period Ended October 1, 2016 Compared to the Fiscal Year-to-Date Period Ended October 3, 2015

        Revenues.    Revenues increased by $14.1 million, or 6.1%, to $245.2 million for the fiscal year-to-date period ended October 1, 2016 from $231.1 million for the fiscal year-to-date period ended October 3, 2015. Revenue growth was driven by an increase in average consulting headcount in the fiscal year-to-date period ended October 1, 2016 compared to the fiscal year-to-date period ended October 3, 2015 while utilization remained flat at 75% for the fiscal year-to-date periods ended October 1, 2016 and October 3, 2015. Offsetting this increase, GNU had a decrease in revenue of $2.0 million in the fiscal year-to-date period ended October 1, 2016 compared with the fiscal year-to-date period ended October 3, 2015, principally due to the cessation of its operations in April 2016.

        Overall, revenues outside of the U.S. represented approximately 23% and 20% of total revenues for the fiscal year-to-date period ended October 1, 2016 and the fiscal year-to-date period ended October 3, 2015, respectively. Revenues derived from fixed-price engagements were 17% and 14% of total revenues for the fiscal year-to-date period ended October 1, 2016 and the fiscal year-to-date period ended October 3, 2015, respectively. These percentages of revenue derived from fixed-price engagements depend largely on the proportion of our revenues derived from our management consulting business, which typically has a higher concentration of fixed-price service contracts.

        Costs of Services.    Costs of services increased by $14.8 million, or 9.5%, to $171.3 million for the fiscal year-to-date period ended October 1, 2016 from $156.5 million for the fiscal year-to-date period ended October 3, 2015. These increased costs were driven by the salaries and fringe benefits of our increased consulting headcount, as well as increases in incentive compensation and forgivable loan amortization. As a percentage of revenues, costs of services increased to 69.9% for the fiscal year-to-date period ended October 1, 2016 from 67.7% for the fiscal year-to-date period ended October 3, 2015 due primarily to the previously mentioned increase in employee compensation and fringe benefit costs as more revenue was sourced by employees rather than consultants in the first three quarters of fiscal 2016 as compared with the first three quarters of fiscal 2015. GNU's costs of services declined during the fiscal year-to-date period ended October 1, 2016 by $0.6 million, principally due to the cessation of its operations in April 2016.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased by $2.4 million, or 4.4%, to $52.7 million for the fiscal year-to-date period ended October 1, 2016 from $55.1 million for the fiscal year-to-date period ended October 3, 2015. A significant contributor to this decrease was a reduction in commissions to our nonemployee experts of $1.0 million for the year-to-date period ended October 1, 2016 compared to the year-to-date period ended October 3, 2015, as a lower percentage of our revenue for the fiscal year-to-date period ended October 1, 2016 was sourced by our nonemployee experts as compared to the fiscal year-to-date period ended October 3, 2015. In addition, there was an overall decrease in rent expense of $0.5 million due to higher double rent payments related to our Boston, Massachusetts office of $1.3 million for the year-to-date period ended October 3, 2015 compared to the double rent payments related to our London office of $0.7 million for the year-to-date period ended October 1, 2016. Additionally, selling, general and administrative expense for GNU decreased by $1.3 million to $1.1 million for the fiscal year-to-date period ended October 1, 2016 from $2.4 million for the fiscal year-to-date period ended October 3, 2015, due to the cessation of its operations in April 2016. Partially offsetting these cost reductions were increases in professional fees of $1.0 million for the year-to-date period ended October 1, 2016 compared to the year-to-date period ended October 3, 2015.

        As a percentage of revenues, selling, general and administrative expenses decreased to 21.5% for the fiscal year-to-date period ended October 1, 2016 from 23.8% for fiscal year-to-date period ended October 3, 2015 due primarily to the decrease in the previously mentioned selling, general and administrative expenses and the increase in revenues. Commissions to our nonemployee experts decreased to 2.8% of revenues for the fiscal year-to-date period ended October 1, 2016 compared to 3.4% of revenues for fiscal year-to-date period ended October 3, 2015 as less revenue was sourced by nonemployee experts in the third quarter of fiscal 2016.

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

        Other Expense, Net.    Other expense, net decreased by $270,000 to $270,000 for the fiscal year-to-date period ended October 1, 2016 as compared to $540,000 for the fiscal year-to-date period ended October 3, 2015. Other expense, net consists primarily of foreign currency exchange transaction gains and losses. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies including the Euro, the British Pound, and the Canadian Dollar. Additionally, our multi-currency credit facility allows us to mitigate such foreign exchange exposures.

        Provision for Income Taxes.    For the fiscal year-to-date period ended October 1, 2016, our income tax provision was $6.4 million, and the effective tax rate was 34.3%, compared to a provision of $5.5 million and an effective tax rate of 38.0% for the fiscal year-to-date period ended October 3, 2015. The effective tax rate for the first three quarters of 2016 was lower than the prior year primarily due to a more favorable geographical mix of earnings, as well as the gain on the sale of business assets of GNU of approximately $3.8 million, resulting in a disproportionately lower share of taxes as the gain was offset by net operating losses that had a full valuation allowance. However, the lower effective tax rate in the first three quarters of fiscal 2016 was partially lessened by benefits realized owing to a non-recurring valuation allowance and the revaluing of our U.S. deferred tax assets in the prior year. The effective tax rate in the first three quarters of fiscal 2016 was lower than the combined Federal and state statutory tax rate primarily due to a favorable geographical mix of earnings, as well as the sale of GNU's business assets described above. The effective tax rate in the first three quarters of fiscal 2015 was slightly lower than the combined Federal and state statutory tax rate and included favorable rate drivers resulting from the geographical mix of earnings, the use of valuation allowances, and benefit related to revaluing of our U.S. deferred tax assets, offset by the tax treatment of contingent consideration and other permanent tax differences. Additionally, there was a discrete benefit year-to-date related to prior period true-ups primarily as a result of a decrease in a statutory withholding tax rate.

        Net Loss (Income) Attributable to Noncontrolling Interest, Net of Tax.    Our ownership interest in GNU was 55.89% for the fiscal year-to-date period ended October 1, 2016 and the fiscal year-to-date period ended October 3, 2015. GNU's financial results are consolidated with ours and allocations of the noncontrolling interest's share of GNU's net income result in deductions to our net income, while allocations of the noncontrolling interest's share of GNU's net loss result in additions to our net income. The results of operations of GNU allocable to its other owners was net income of $1.3 million for the fiscal year-to-date period ended October 1, 2016, primarily as a result of the gain on sale attributable to its other owners of $1.7 million and a net loss of $50 thousand for the fiscal year-to-date period ended October 3, 2015.

        Net Income Attributable to CRA International, Inc.    Net income attributable to CRA International, Inc. increased by $1.8 million to $10.8 million for the fiscal year-to-date period ended October 1, 2016 from $9.0 million for the fiscal year-to-date period ended October 3, 2015. The diluted net income per share was $1.24 per share for the fiscal year-to-date period ended October 1, 2016, compared to diluted net income per share of $0.97 per share for the fiscal year-to-date period ended October 3, 2015. Diluted weighted average shares outstanding decreased by approximately 529,000 shares to approximately 8,653,000 shares for the fiscal year-to-date period ended October 1, 2016 from approximately 9,182,000 shares for the fiscal year-to-date period ended October 3, 2015. The decrease in diluted weighted average shares outstanding was primarily due to the repurchase and retirement of shares of our common stock since October 3, 2015, offset in part by an increase as a result of shares of restricted stock and time-vesting restricted stock units that have vested or that have been issued, and stock options that have been exercised, since October 3, 2015.

Liquidity and Capital Resources

  Fiscal Year-to-Date Period Ended October 1, 2016

        We believe that current cash, cash equivalents, cash generated from operations, and amounts available under our existing revolving credit facility will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

        General.    In the fiscal year-to-date period ended October 1, 2016, cash and cash equivalents decreased by $13.0 million. We completed the period with cash and cash equivalents of $25.2 million and working capital (defined as current assets less current liabilities) of $62.8 million. The principal drivers of the reduction in cash were the payment of a significant portion of our fiscal 2015 performance bonuses during the first half of fiscal 2016, the repurchase and retirement of 783,703 shares of our common stock during the second and third quarters of fiscal 2016, and increased capital expenditures related principally to outfitting our new office space in Washington, DC and New York for occupancy in the first quarter of fiscal 2016, and in London for occupancy in the third quarter of fiscal 2016. During the fiscal year-to-date period ended October 1, 2016, cash and cash equivalents for GNU increased by $0.9 million, to $1.1 million at October 1, 2016, from $0.2 million at January 2, 2016. This increase was due to the receipt of $1.1 million from its sale of business assets in April 2016, partially offset by operating expenses and transaction costs incurred during the fiscal year-to-date period ended October 1, 2016.

        Of the total cash and cash equivalents of $25.2 million at October 1, 2016, $10.4 million was held within the U.S. We have sufficient sources of cash in the U.S. to fund U.S. cash requirements without the need to repatriate any funds.

        As of October 1, 2016, a substantial portion of our cash accounts was concentrated at a single financial institution, which potentially exposes us to credit risks. The financial institution has a short-term credit rating of A-2 by Standard & Poor's ratings services. We have not experienced any losses related to such accounts. We do not believe that there is significant risk of non-performance by the financial institution, and our cash on deposit at this financial institution is fully liquid. We continually monitor the credit ratings of such institution. A change in the credit worthiness of this financial institution could materially affect our liquidity and working capital.

  Sources and Uses of Cash.

        During the fiscal year-to-date period ended October 1, 2016, net cash provided by operating activities was $16.2 million. Net income was $12.2 million for the fiscal year-to-date period ended October 1, 2016. The primary factor in cash used in operations was the increase in accounts receivable and unbilled services of $15.5 million. Other uses of cash included the reversal of the $3.8 million gain on sale of GNU's business assets. Cash provided by operating activities included the reversal of non-cash expenses such as depreciation and amortization of $5.8 million and share-based compensation of $4.8 million. The net decrease in forgivable loans for the fiscal year-to-date period ended October 1, 2016 of $7.7 million was primarily driven by $13.0 million of forgivable loan amortization and repayments, less $5.3 million of forgivable loan issuances. The change in deferred rent of $3.3 million was primarily driven by tenant improvement allowances to the new New York, NY lease.

        During the fiscal year-to-date period ended October 1, 2016, net cash used in investing activities was $10.7 million which included $4.3 million and $1.7 million for capital expenditures related principally to outfitting our new office space in New York, NY and Washington, DC, respectively, for occupancy beginning in the first quarter of fiscal 2016. In addition, $4.0 million was used for capital expenditures related to the new office space in London for occupancy beginning in the third quarter of fiscal 2016. We also used cash of $1.5 million for capital expenditures related to computer equipment and software. Offsetting these uses of cash was $1.1 million of cash proceeds received from the sale of GNU's business assets.

        We used $18.4 million of net cash in financing activities during the fiscal year-to-date period ended 2016, primarily for the repurchase and retirement of shares of our common stock of $19.3 million and the redemption of approximately $0.5 million in vested employee restricted shares for tax withholdings. Additionally, GNU made a payment of $0.1 million on its note payable during the first quarter of fiscal 2016. Offsetting these uses of cash was $1.4 million received upon the issuance of shares of common stock related to the exercise of stock options.

  Indebtedness

        We are party to a credit agreement that provides us with a $125.0 million revolving credit facility and a $15.0 million sublimit for the issuance of letters of credit. We may use the proceeds of the revolving credit facility to provide working capital and for other general corporate purposes. Generally, we may repay any borrowings under the revolving credit facility at any time, but must repay all borrowings no later than April 24, 2018. There were no borrowings outstanding under this revolving credit facility as of October 1, 2016.

        The amount available under this revolving credit facility is reduced by certain letters of credit outstanding, which amounted to $2.2 million as of October 1, 2016.

        Borrowings under the revolving credit facility bear interest at a rate per annum, at our election, of either (i) the adjusted base rate, as defined in the credit agreement, plus an applicable margin, which varies between 0.50% and 1.50% depending on our total leverage ratio as determined under the credit agreement, or (ii) the adjusted eurocurrency rate, as defined in the credit agreement, plus an applicable margin, which varies between 1.50% and 2.50% depending on our total leverage ratio. We are required to pay a fee on the unused portion of the revolving credit facility at a rate per annum that varies between 0.25% and 0.375% depending on our total leverage ratio. Borrowings under the credit facility are secured by 100% of the stock of certain of our U.S. subsidiaries and 65% of the stock of certain of our foreign subsidiaries, which represent approximately $12.4 million in net assets as of October 1, 2016.

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

  Share Repurchases

        On October 23, 2014 and March 21, 2016, our Board of Directors authorized the repurchase of up to $30.0 million, and $20.0 million, respectively, of our common stock. Repurchases under these programs are discretionary and we may make such purchases under any of these programs in the open market (including under any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions, in each case in accordance with applicable insider trading and other securities laws and regulations. During the fiscal year-to-date period ended October 1, 2016, we repurchased and retired 783,703 shares under these programs at an average price per share of $24.33. Approximately $9.0 million was available for future repurchases as of October 1, 2016.

        We will finance these programs with available cash, cash from future operations and funds from our existing revolving credit facility. We expect to continue to repurchase shares under these programs.

  Tender Offer

        On February 22, 2016, we announced the commencement of a modified "Dutch auction" self-tender offer to purchase, for cash, up to $30.0 million in value of shares of our common stock at a price within (and including) the range of $18.00 to $19.75 per share. The tender offer expired on Monday, March 21, 2016. A total of 1,164 shares of common stock were tendered at the final purchase price of $19.75 per share.

  Dividends to Shareholders

        Our Board of Directors declared our first quarterly dividend on our common stock on October 26, 2016, and we anticipate paying regular quarterly dividends each year. These dividends are anticipated to be funded through cash flow from operations, available cash on hand, and/or borrowings under our revolving credit facility. Although we anticipate paying regular quarterly dividends on our common stock for the foreseeable future, the declaration of any future dividends is subject to the discretion of our board of directors.

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
  dividends to shareholders;

  •
  potential acquisitions of businesses that would allow us to diversify or expand our service offerings;

  •
  contingent obligations related to our acquisitions; and

  •
  other known future contractual obligations.

        The hiring of individuals to replenish and expand our employee base is an essential part of our business operations and has historically been funded principally from operations. Many of the other above activities are discretionary in nature. For example, capital expenditures can be deferred, acquisitions can be forgone, and share repurchase programs and regular dividends can be suspended. As such, our operating model provides flexibility with respect to the deployment of cash flow from operations. Given this flexibility, we believe that our cash flows from operations, supplemented by cash on hand and borrowings under our existing revolving credit facility (as necessary), will provide adequate cash to fund our long-term cash needs from normal operations for at least the next twelve months.

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

Factors Affecting Future Performance

        Important factors that could cause our actual results to differ materially from the forward-looking statements we make in Part II, Item 1A of this Quarterly Report on Form 10-Q, as well as a description of material risks we face, are set forth under the heading "Risk Factors" included in Part I-Item 1A of our Annual Report on Form 10-K for the year ended January 2, 2016 filed with the SEC on March 4, 2016. If any of these risks, or any risks not presently known to us or that we currently believe are not significant, develops into an actual event, then our business, financial condition, and results of operations could be adversely affected.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

        For information regarding our exposure to certain market risks see "Item 7A. Quantitative and Qualitative Disclosures about Market Risk," in our Annual Report on Form 10-K for the fiscal year ended January 2, 2016.

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report to provide reasonable assurance that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC's rules and forms. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of October 1, 2016, due to the material weakness in internal control over financial reporting related to the inadequate and ineffective analysis and review of the allocation of GNU's net income (loss) to noncontrolling interest and other deficiencies in the financial statements close process described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended January 2, 2016.

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

Evaluation of Changes in Internal Control over Financial Reporting

        Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated whether there were any changes in our internal control over financial reporting during the third quarter of fiscal 2016.

        Other than with respect to the ongoing remediation of the material weakness in internal controls over financial reporting related to the allocation of GNU's net income (loss) to noncontrolling interest and other deficiencies in the financial statement close process pursuant to the plan described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended January 2, 2016, there were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during the third quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

        In April 2016, a buyer acquired substantially all of the business assets of GNU, formerly NeuCo, resulting in GNU's ceasing its operations. Though we have incorporated GNU into our remediation plan, this transaction reduces the significance of those elements of the material weakness related to GNU's ongoing operations on our system of internal controls over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings

        None.

ITEM 1A.    Risk Factors

        Apart from the additional risk factor included below, there have been no material changes in any risk factors previously disclosed in our Annual Report on Form 10-K for the year ended January 2, 2016 filed with the SEC on March 4, 2016. See "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended January 2, 2016 for a complete description of the material risks we face.

There can be no assurance that we will continue to declare cash dividends at all or in any particular amounts.

        Our board of directors declared our first quarterly dividend on our common stock on October 26, 2016. Although we anticipate paying regular quarterly dividends on our common stock for the foreseeable future, the declaration of dividends is subject to the discretion of our board of directors, and is restricted by applicable state law limitations on distributions to shareholders. As a result, the amount, if any, of the dividends to be paid by us in the future depends upon a number of factors, including but not limited to our available cash on hand, anticipated cash needs, overall financial condition, future prospects for earnings and cash flows, as well as other factors considered relevant by our board of directors. In addition, our board of directors may also suspend the payment of dividends at any time. Any reduction or suspension in our dividend payments could adversely affect the price of our common stock.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        (a)   Not applicable.

        (b)   Not applicable.

        (c)   The following table provides information about our repurchases of shares of our common stock during the fiscal quarter ended October 1, 2016. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the fiscal quarter into three periods of four weeks, four weeks, and five weeks, respectively, to coincide with our reporting periods during the third quarter of fiscal 2016.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 3, 2016 to July 30, 2016	110,908	$25.84 per share	110,908	$9,034,453
July 31, 2016 to August 27, 2016	—	—	—	$9,034,453
August 28, 2016 to October 1, 2016	—	—	—	$9,034,453

(1)
On October 23, 2014 and March 21, 2016, we announced that our Board of Directors approved share repurchase programs of up to $30.0 million and $20.0 million, respectively, of our common stock. We may repurchase shares under these programs in open market purchases (including under any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. During the four weeks ended July 30, 2016, we repurchased and retired 110,908 shares under these programs at an average price per share of $25.84. Approximately $9.0 million was available for future repurchases under these programs as of October 1, 2016. We expect to continue to repurchase shares under these programs.

ITEM 3.    Defaults Upon Senior Securities

        None.

ITEM 4.    Mine Safety Disclosures

        None.

ITEM 5.    Other Information

        None.

ITEM 6.    EXHIBIT INDEX

Item No.	Description
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1	Section 1350 certification
101
The following financial statements from CRA International, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2016, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Condensed Consolidated Income Statements (unaudited) for the fiscal quarters and the fiscal year-to-date periods ended October 1, 2016 and October 3, 2015, (ii) Condensed Consolidated Statements of Comprehensive Income (unaudited) for the fiscal quarters and the fiscal year-to-date periods ended October 1, 2016 and October 3, 2015, (iii) Condensed Consolidated Balance Sheets (unaudited) as at October 1, 2016 and January 2, 2016, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the fiscal year-to-date periods ended October 1, 2016 and October 3, 2015, (v) Condensed Consolidated Statement of Shareholders' Equity (unaudited) for the fiscal year-to-date period ended October 1, 2016, and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRA INTERNATIONAL, INC.
Date: November 3, 2016	By:	/s/ PAUL A. MALEH Paul A. Maleh President and Chief Executive Officer
Date: November 3, 2016	By:	/s/ CHAD M. HOLMES Chad M. Holmes Chief Financial Officer, Executive Vice President and Treasurer

EXHIBIT INDEX

Item No.	Description
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1	Section 1350 certification
101
The following financial statements from CRA International, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2016, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Condensed Consolidated Income Statements (unaudited) for the fiscal quarters and the fiscal year-to-date periods ended October 1, 2016 and October 3, 2015, (ii) Condensed Consolidated Statements of Comprehensive Income (unaudited) for the fiscal quarters and the fiscal year-to-date periods ended October 1, 2016 and October 3, 2015, (iii) Condensed Consolidated Balance Sheets (unaudited) as at October 1, 2016 and January 2, 2016, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the fiscal year-to-date periods ended October 1, 2016 and October 3, 2015, (v) Condensed Consolidated Statement of Shareholders' Equity (unaudited) for the fiscal year-to-date period ended October 1, 2016, and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).