Form 10-K
period 2016-12-31
CRA INTERNATIONAL, INC.
filed 2017-03-15
CIK 1053706

Use these links to rapidly review the document

CRA INTERNATIONAL, INC.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

         The aggregate market value of the stock held by non-affiliates of the registrant as of July 2, 2016, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing sale price of $25.35 as quoted on the NASDAQ Global Select Market as of the last trading day before that date, was approximately $201.7 million. Outstanding shares of common stock beneficially owned by executive officers and directors of the registrant and certain related entities have been excluded from this computation because these persons may be deemed to be affiliates. The fact that these persons have been deemed affiliates for purposes of this computation should not be considered a conclusive determination for any other purpose.

         As of March 10, 2017, CRA had outstanding 8,543,170 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

         The information required for Part III of this annual report is incorporated by reference from the registrant's definitive proxy statement for the 2017 annual meeting of its shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2016.

CRA INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED December 31, 2016

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

Fiscal Year

        Our fiscal years periodically contain 53 weeks rather than 52 weeks. Fiscal 2016 and fiscal 2015 were both 52-week years and fiscal 2014 was a 53-week year.

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

        We offer consulting services in two broad areas: litigation, regulatory, and financial consulting and management consulting. These two areas represented approximately 100% of our consolidated revenues for fiscal 2016. Less than 1% of our consolidated revenues for 2016 came from our majority-owned GNU123 Liquidating Corporation subsidiary, formerly known as NeuCo, Inc. ("GNU"). We provide our consulting services primarily through our highly credentialed and experienced staff of employee consultants. Our employee consultants have backgrounds in a wide range of disciplines, including economics, business, corporate finance, materials sciences, accounting, and engineering. They combine outstanding intellectual acumen with practical experience and in-depth understanding of industries and markets. To enhance the expertise we provide to our clients, we maintain close working relationships with a select group of renowned academic and industry non-employee experts.

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

Industry Overview

        Businesses are operating in an increasingly complex economic, legal, and regulatory environment. Our changing world economy has created immense challenges and opportunities for businesses. Companies across industry sectors are seeking new strategies appropriate for the current economic environment, as well as greater operational efficiencies. To accomplish these objectives, they must constantly gather, analyze, and use information wisely to assure that business decisions are well-informed. In addition, as markets have become global, companies have the opportunity to expand their presence throughout the world, which can expose them to increased competition and the uncertainties of foreign operations. Further, companies are increasingly relying on technological and business innovations to improve efficiency, thus increasing the importance of strategically analyzing their businesses and developing and protecting new technology. The increasing complexity and changing nature of the business environment are also forcing governments to modify their regulatory strategies. These constant changes in the regulatory environment and the pro-regulatory stance in the U.S. have led to frequent litigation and interaction with government agencies, as companies attempt to interpret and react to the implications of this changing environment. Furthermore, as the general business and regulatory environment becomes more complex, corporate litigation has also become more complicated, protracted, expensive, and important to the parties involved.

        As a result, companies are increasingly relying on sophisticated economic and financial analysis to solve complex problems and improve decision-making. Economic and financial models provide the tools necessary to analyze a variety of issues confronting businesses, such as interpretation of sales data, effects of price changes, valuation of assets, assessment of competitors' activities, evaluation of new products, and analysis of supply limitations. Governments are also relying, to an increasing extent, on economic and finance theory to measure the effects of anticompetitive activity, evaluate mergers and acquisitions, change regulations, implement auctions to allocate resources, and establish transfer pricing rules. Finally, litigants and law firms are using economic and finance theory to help determine liability and to calculate damages in complex and high-stakes litigation. As the need for complex economic and financial analysis becomes more widespread, companies and governments are turning to outside consulting firms, such as ours, for access to the independent and specialized expertise, experience, and prestige that are not available to them internally. In addition, companies' strategic, organizational, and operational problems have become more acute as a result of the economic environment, and companies are relying on management consultants for help in analyzing, addressing, and solving strategic business problems and performance-related issues involving market supply and demand dynamics, supply chain and sourcing, pricing, capital allocation, technology management, portfolio positioning, risk management, merger integration, and improving shareholder value.

Competitive Strengths

        Since 1965, we have been committed to providing sophisticated consulting services to our clients. We believe that the following factors have been critical to our success.

        Strong Reputation for High-Quality Consulting; High Level of Repeat Business.    Since 1965, we have been a leader in providing sophisticated economic analysis and original, authoritative advice to clients involved in complex litigation and regulatory proceedings, and we also provide management consulting services to companies facing strategic, organizational, and operational challenges. As a result, we believe we have established a strong reputation among leading law firms and business clients as a preferred source of expertise in economics, finance, business, and management consulting, as evidenced by our high level of repeat business. In addition, we believe our significant name recognition, developed as a result of our work on many high-profile litigation and regulatory engagements, has enhanced the development of our management consulting practice.

        Highly Educated, Experienced, and Versatile Consulting Staff.    We believe our most important asset is our base of employee consultants, particularly our senior employee consultants. As of December 31, 2016, we employed 540 consultants, which consisted of 389 senior staff and 151 junior staff. Approximately three fourths of our senior staff has a doctorate or other advanced degree. We are extremely selective in our hiring of consultants, recruiting from leading universities, industry, and government. Many of our employee consultants are nationally or internationally recognized as experts in their respective fields and have published scholarly articles, lectured extensively, and been quoted in the press. In addition to their expertise in a particular field, most of our employee consultants are able to apply their skills across numerous practice areas. This flexibility in staffing engagements is critical to our ability to apply our resources to meet the demands of our clients. As a result, we seek to hire consultants who not only have strong analytical skills, but who are also creative, intellectually curious, and driven to develop expertise in new practice areas and industries.

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

        Integrated Business.    We manage our business on an integrated basis through our international network of offices and areas of functional expertise. Many of our practice areas are represented in several of our offices and are managed across geographic borders. We view these cross-border practices as integral to our success and key to our management approach. Our practices share not only staff, but also consulting approaches and marketing strategies. When we acquire companies, our practice is to rapidly integrate systems, procedures, and people into our business platform. In addition to sharing our intellectual property assets globally, we encourage geographic collaboration among our practices by including each consultant's overall contribution to our practices as a factor in determining the consultant's annual bonus.

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

        Access to Leading Academic and Industry Experts.    To enhance the expertise we provide to our clients and the depth and breadth of our insights, we maintain close working relationships with a select group of non-employee experts. Depending on client needs, we use non-employee experts for their specialized expertise, assistance in conceptual problem-solving, and expert witness testimony. We work regularly with renowned professors at such institutions as the University of Chicago, the University of California at Berkeley, Yale University, Georgetown University, the University of East Anglia, Northwestern University, the University of Toronto, Harvard University, the Massachusetts Institute of Technology, Texas A&M University, and Brigham Young University, and other leading universities. These experts also generate business for us and provide us access to other leading academic and industry experts. By establishing affiliations with these prestigious experts, we further enhance our reputation as a leading source of sophisticated economic and financial analysis.

Services

        We offer consulting services in two broad areas: litigation, regulatory, and financial consulting and management consulting.

Litigation, Regulatory, and Financial Consulting

        In our litigation, regulatory, and financial consulting practices, we typically work closely with law firms on behalf of one or more companies involved in litigation or regulatory proceedings in such areas as antitrust, damages, and labor and employment. Many of the lawsuits and regulatory proceedings in which we are involved are critical assignments with high-stakes outcomes, such as obtaining regulatory approval of a pending merger or analyzing possible damages awards in a class action case. The ability to formulate and effectively communicate powerful economic and financial arguments to courts and regulatory agencies is often critical to a successful outcome in litigation and regulatory proceedings. Our consultants combine analytical rigor with practical experience and in-depth understanding of industries and markets. Our analytical strength enables us to reach objective, factual conclusions that help our clients make important business and policy decisions and resolve critical disputes. Our consultants work with law firms, corporate counsel, and regulatory agencies to assist in developing the theory of the case and in preparing the testimony of expert witnesses from among our employees, our non-employee experts, and others in academia. In addition, our consultants provide general litigation support, including reviewing legal briefs and assisting in the appeals process.

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

Financial Accounting & Valuation

Commercial and shareholder disputes; corporate finance damages advise; corporate investigations; due diligence; financial accounting; valuation and litigation support and expert testimony, including both liability and damages.

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

Insurance Economics	Matters pertaining to advising insurers, regulators, and legislators in management, insurance products, and litigation and regulation.

Areas of Functional Expertise	Description of Area of Service
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

Regulatory Economics & Compliance

Regulatory proceedings and assisting clients in understanding and mitigating regulatory risks and exposures, preparing policy studies that help develop the basis for sound regulatory policy, drafting regulatory filings, and advising on regulations pertaining to environmental protection, employment, and health and safety.

Securities & Financial Markets

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
Environmental & Energy Strategy

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

Industry Expertise

        We believe our ability to combine expertise in advanced economic and financial methods with in-depth knowledge of particular industries is one of our key competitive strengths. By maintaining expertise in certain industries, we provide clients practical advice tailored to their specific markets. This industry expertise, which we developed over decades of providing sophisticated consulting services to a diverse group of clients in many industries, differentiates us from many of our competitors. We believe that we have developed a strong reputation and substantial name recognition within specific industries, which has led to repeat business and new engagements from clients in those markets. While we provide services to clients in a wide variety of industries, we have particular expertise in the following industries:

  •
  Agriculture

  •
  Banking & Capital Markets

  •
  Chemicals

  •
  Communications & Media

  •
  Consumer Products

  •
  Energy

  •
  Entertainment

  •
  Financial Services

  •
  Health Care

  •
  Insurance

  •
  Life Sciences

  •
  Manufacturing

  •
  Metals, Mining, & Materials

  •
  Oil & Gas

  •
  Real Estate

  •
  Retail

  •
  Sports

  •
  Telecommunications

  •
  Transportation

  •
  Technology

Clients

        We have completed thousands of engagements for clients around the world, including domestic and foreign corporations; federal, state, and local domestic government agencies; governments of foreign countries; public and private utilities; accounting firms; and national and international trade associations. Frequently, we work with major law firms who approach us on behalf of their clients. While we have particular expertise in a number of industries, we provide services to a diverse group of clients in a broad range of industries. Our policy is to keep the identities of our clients confidential unless our work for the client is already publicly disclosed. Our clients come from a broad range of industries, with no single client accounting for more than 5% of our revenues in any of fiscal 2016, fiscal 2015, or fiscal 2014.

        We derived approximately 17%, 14%, and 15%, of consolidated revenues from fixed-price contracts in fiscal 2016, fiscal 2015, and fiscal 2014, respectively. These contracts are more common in our management consulting area, and would likely grow in number with expansion of that area. Revenues outside of the U.S. accounted for approximately 22%, 20%, and 22% of our total revenues in fiscal 2016, fiscal 2015, and fiscal 2014, respectively. See note 11 of our Notes to Consolidated Financial Statements for a breakdown of our revenue and long-lived assets by country.

Software Subsidiary

        Please refer to the sections captioned "Principles of Consolidation" and "GNU Interest" in note 1 of our Notes to Consolidated Financial Statements contained in this Form 10-K for more details regarding our majority owned subsidiary GNU.

Human Capital

        As of December 31, 2016, we employed 540 consultants, consisting of 389 senior staff and 151 junior staff. Approximately three-fourths of our senior staff has a doctorate or other advanced degree in addition to substantial management, technical, or industry expertise. We believe our financial results and reputation are directly related to the number and quality of our employee consultants.

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

        Many of our vice presidents have signed non-solicitation agreements, which generally prohibit the employee from soliciting our clients or soliciting or hiring our employees for one year or longer following termination of the person's employment with us. We seek to align each vice president's interest with our overall interests, and many of our strongest contributors have an equity interest in us.

        We maintain a discretionary bonus program through which we grant performance-based bonuses to our officers and other employees. In fiscal 2007, our shareholders approved a performance-based cash incentive plan designed to preserve the deductibility of the compensation paid to our executive officers. In 2012, our Board of Directors amended this plan to extend its effective date until the annual meeting of our shareholders held in 2017, and in December 2016, our Board of Directors further amended this plan to facilitate the grant under it of service-based and performance-based cash awards as new components of our long-term incentive program, or "LTIP," for our senior corporate leaders, practice leaders and key revenue generators. We initially implemented the LTIP in 2009 as a framework for grants made under our 2006 equity incentive plan and, until 2017, LTIP participants received a mixture of stock options, time-vesting restricted stock units, and performance-vesting restricted stock units. The

LTIP is designed to reward our senior corporate leaders, practice leaders and key revenue generators and provide them with the opportunity to share in the long-term growth of our business. The Compensation Committee of our Board of Directors is responsible for approving cash and equity grants under our LTIP, all other equity compensation grants, the total bonuses to be distributed under our discretion bonus program, establishing performance-based goals under these programs and plans each year, and determining the performance-based compensation earned each year by our executive officers under our cash incentive plan. Our chief executive officer, in his discretion and in consultation with the Compensation Committee of our Board of Directors, approves the discretionary bonuses to be granted to our other employees, based on recommendations of the various leaders supervising the employees' work.

        In addition, we work closely with a select group of non-employee experts from leading universities and industry. These experts supplement the work of our employee consultants and generate business for us. We believe these experts choose to work with us because of the interesting and challenging nature of our work, the opportunity to work with our quality-oriented consultants, and the financially rewarding nature of the work. Several non-employee experts, generally comprising the more active of those with whom we work, have entered into restrictive covenants with us of varying lengths, which, in some cases, include noncompetition agreements.

        Our revenues largely depend on the number of hours worked by our employee consultants. As a result, we experience certain seasonal effects that impact our revenue, such as holiday seasons and the summer vacation season.

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

        In many cases we seek to include restrictive covenants in our agreements with our non-employee experts, which could include non-competition agreements, non-solicitation agreements and non-hire agreements. The limitation or termination of any of their relationships with us, or competition from any of them after these agreements expire, could harm our reputation, reduce our business opportunities and adversely affect our revenues and results of operations. The restrictive covenants that we may have with some of our non-employee experts offer us only limited protection and may not be enforceable in every jurisdiction. In the event that non-employee experts leave, clients working with these non-employee experts may decide that they prefer to continue working with them rather than with us. In the event a non-employee expert departs and acts in a way that we believe violates the expert's restrictive covenants we will consider any legal and equitable remedies we may have against such person on a case-by-case basis. We may decide that preserving cooperation and a professional relationship with the former non-employee expert or clients that worked with the non-employee expert, or other concerns, outweigh the benefits of any possible legal action or recovery.

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

Our revenues, operating results and cash flows are likely to fluctuate

        We experience fluctuations in our revenues, operating results and cash flows and expect that they will continue to occur in the future due to factors that are either within or outside of our control, including, but not limited to, the timing and duration of our client engagements, utilization of our employee consultants, the types of engagements we are working on at different times, the geographic locations of our clients or where the services are rendered, the length of billing and collection cycles, hiring, business and capital expenditures, share repurchases, dividends, debt repayments, and other general economic factors. We may also experience future fluctuations in our cash flows from operations because of increases in employee compensation, including changes to our incentive compensation structure and the timing of incentive payments, which we generally pay during the first quarter of each year, or hiring or retention payments or bonuses which are paid throughout the year. Also, the timing of future acquisitions and other investments and the cost of integrating them may cause fluctuations in our operating results and related cash flows.

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

Competition from other litigation, regulatory, financial, and management consulting firms could hurt our business

        The market for litigation, regulatory, financial, and management consulting services is intensely competitive, highly fragmented, and subject to rapid change. We may be unable to compete successfully with our existing competitors or with any new competitors. In general, there are few barriers to entry into our markets, and we expect to face additional competition from new entrants into the economic and management consulting industries. In the litigation, regulatory, and financial consulting markets, we compete primarily with other economic and financial consulting firms and individual academics. In the management consulting market, we compete primarily with other business and management consulting firms, specialized or industry-specific consulting firms, the consulting practices of large accounting firms, and the internal professional resources of existing and potential clients. Many of our competitors have national or international reputations, as well as significantly greater personnel, financial, managerial, technical, and marketing resources than we do, which could enhance their ability to respond more quickly to technological changes, finance acquisitions, and fund internal growth. Some of our competitors also have a significantly broader geographic presence and significantly more resources than we do.

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

  •
  fluctuations in interest rates;

  •
  currency fluctuations; and

  •
  collectability of receivables and unbilled work in process.

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

  •
  loss of key acquired personnel;

  •
  increased costs to improve or coordinate managerial, operational, financial, and administrative systems, including compliance with the Sarbanes-Oxley Act of 2002;

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

Our clients may be unable or unwilling to pay us for our services

        Our clients include some companies that may from time to time encounter financial difficulties, particularly during a downward trend in the economy, or may dispute the services we provide. If a client's financial difficulties become severe or a dispute arises, the client may be unwilling or unable to pay our invoices in the ordinary course of business, which could adversely affect collections of both our accounts receivable and unbilled services. On occasion, some of our clients have entered bankruptcy, which has prevented us from collecting amounts owed to us. The bankruptcy of a client with a substantial accounts receivable could have a material adverse effect on our financial condition and results of operations. Historically, a small number of clients who have paid sizable invoices have later declared bankruptcy, and a court determination that we were not properly entitled to any of those payments may result in repayment of some or all of them, which could adversely affect our financial condition and results of operations.

        Additionally, from time to time, we may derive a significant amount of revenue from contracts with government agencies in the United States. Because of this, changes in federal government budgetary priorities could directly affect our financial performance. This could result in the cancellation of contracts and/or the incurrence of substantial costs without reimbursement under our contracts with the federal government, which could have a negative effect on our business, financial condition, results of operations and cash flows.

The market price of our common stock may be volatile

        The market price of our common stock has fluctuated widely and may continue to do so. Many factors could cause the market price of our common stock to rise and fall. Some of these factors are:

  •
  variations in our quarterly results of operations;

  •
  changes in quarterly dividends;

  •
  the hiring or departure of key personnel or non-employee experts;

  •
  changes in our professional reputation;

  •
  the introduction of new services by us or our competitors;

  •
  acquisitions or strategic alliances involving us or our competitors;

  •
  changes in accounting principles or methods or issues with our internal control over financial reporting;.

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

        Our Board of Directors declared the first quarterly dividend on our common stock during 2016. Although we anticipate paying regular quarterly dividends on our common stock for the foreseeable future, the declaration of dividends is subject to the discretion of our Board of Directors, and is restricted by applicable state law limitations on distributions to shareholders. As a result, the amount, if any, of the dividends to be paid by us in the future depends upon a number of factors, including but not limited to our available cash on hand, anticipated cash needs, overall financial condition, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors. In addition, our Board of Directors may also suspend the payment of dividends at any time. Any reduction or suspension in our dividend payments could adversely affect the price of our common stock.

Our stock repurchase programs could affect the market price of our common stock and increase its volatility

        Our Board of Directors has from time to time authorized repurchase programs of our outstanding common stock. Under these stock repurchase programs, we are authorized to repurchase, from time-to-time, shares of our outstanding common stock on the open market or in privately negotiated transactions. The timing and amount of stock repurchases are determined based upon our evaluation of market conditions and other factors. Any stock repurchase program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our common stock under any program. Repurchases pursuant to our stock repurchase programs could affect the market price of our common stock and increase its volatility. Any termination of one of our stock repurchase programs could cause a decrease in the market price of our common stock price, and the existence of a stock repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity of our common stock. There can be no assurance that any stock repurchases under these programs will enhance stockholder value because the market price of our common stock may decline below the levels at which those repurchases were made. Although our stock repurchase programs are intended to enhance long-term stockholder value, short-term fluctuations in the market price of our common stock could reduce the programs' effectiveness.

We may need to take material write-offs for the impairment of goodwill and other intangible assets, including if our market capitalization declines

        As further described in our Notes to Consolidated Financial Statements, goodwill and intangible assets with indefinite lives are monitored annually for impairment, or more frequently, if events or circumstances exist that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In performing the first step of the goodwill impairment testing and measurement process, we compare the estimated fair value of each of our reporting units to its net book value to identify potential impairment. We estimate the fair value of our consulting business utilizing our market capitalization, plus an appropriate control premium, and for fiscal years prior to 2016, less the estimated fair value of GNU. Market capitalization is determined by multiplying the shares outstanding on the test date by the market price of our common stock on that date. We determine the control premium utilizing data from publicly available premium studies for the trailing four quarters for public company transactions in our industry group. If the estimated fair value of a reporting unit is less than its net book value, the second step is performed to determine if goodwill is impaired. If through the impairment evaluation process a reporting unit determines that goodwill has been impaired, an impairment charge would be recorded in our consolidated income statement.

        A goodwill impairment charge in any period would have the effect of decreasing our earnings in such period. If we are required to take a substantial impairment charge, our reported operating results would be materially adversely affected in such period, though such a charge would have no impact on cash flows or working capital.

We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements

        We are responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. As disclosed in Item 9A, we identified material weaknesses in our internal control over financial reporting related to revenue and related reserve processes; compensation-related processes; and certain non-routine technical accounting processes. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, we concluded that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control—An Integrated Framework (2013).

        We are actively engaged in developing a remediation plan designed to address this material weakness. To implement these remedial measures, we may need to commit additional resources, hire additional staff, and provide additional management oversight. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements, and we could be required to restate our financial results. In addition, if we are unable to successfully remediate this material weakness and if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with applicable stock exchange listing requirements.

Our debt obligations may adversely impact our financial performance

        We rely on our cash and cash equivalents, cash flows from operations and borrowings under our credit agreement to fund our short-term and anticipated long-term operating activities. We have a revolving line of credit with our bank for $125.0 million. The amounts available under this line of credit are constrained by various financial covenants and reduced by certain letters of credit outstanding. Our loan agreement with the bank will mature on April 24, 2018. At December 31, 2016, we had no borrowings outstanding under the credit agreement and approximately $122.8 million available for future borrowings, after consideration of outstanding letters of credit. The degree to which we are leveraged could adversely affect our ability to obtain further financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to secure short-term and long-term debt or equity financing in the future will depend on several factors, including our future profitability, the levels of our debt and equity, restrictions under our existing revolving line of credit, and the overall credit and equity market environments.

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

        Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain and use information that we regard as proprietary. Litigation may be necessary in the future to enforce our proprietary rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Any such resulting litigation could result in substantial costs and diversion of resources and could adversely affect our business, operating results and financial condition. Any failure by us to protect our proprietary rights, or any court determination that we have either infringed or lost ownership of proprietary rights, could adversely affect our business, operating results and financial condition.

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

        Many businesses are experiencing the impact of increased medical costs as well as greater variability in ongoing costs. As a result, our insurance and claims expense could increase, or we could raise our self-insured retention, when our policies are renewed. If these expenses increase or we experience a claim for which coverage is not provided, results of our operations and financial condition could be materially and adversely affected.

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

Item 1B—Unresolved Staff Comments

        Not applicable.

Item 2—Properties

        In the aggregate, as of December 31, 2016, we leased approximately 255,089 square feet of office space in locations around the world.

        All of our offices are electronically linked and have access to our core consulting tools. We believe our existing facilities are adequate to meet our current requirements and that suitable space will be available as needed. See note 14 to our Notes to Consolidated Financial Statements for details on material leases.

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

Fiscal Year Ended December 31, 2016	High	Low
January 3, 2016 to April 2, 2016	$21.73	$16.25
April 3, 2016 to July 2, 2016	$25.78	$18.44
July 3, 2016 to October 1, 2016	$31.31	$23.96
October 2, 2016 to December 31, 2016	$37.48	$25.85

Fiscal Year Ended January 2, 2016	High	Low
January 4, 2015 to April 4, 2015	$32.47	$28.11
April 5, 2015 to July 4, 2015	$32.23	$25.89
July 5, 2015 to October 3, 2015	$28.06	$21.02
October 4, 2015 to January 2, 2016	$24.70	$17.77

        Shareholders.    We had approximately 109 holders of record of our common stock as of March 10, 2017. This number does not include shareholders for whom shares were held in a "nominee" or "street" name.

        Dividends.    On October 26, 2016, our Board of Directors declared our first quarterly dividend on our common stock. We anticipate paying regular quarterly dividends each year. These dividends are anticipated to be funded through cash flow from operations and available cash on hand. Although we anticipate paying regular quarterly dividends on our common stock for the foreseeable future, the declaration of any future dividends is subject to the discretion of our Board of Directors.

        Repurchases of Equity Securities.    The following table provides information about our repurchases of shares of our common stock during the fiscal quarter ended December 31, 2016. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the fiscal quarter into three periods of four weeks, four weeks and five weeks, respectively, to coincide with our reporting periods during the fourth quarter of fiscal 2016.

 Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 2, 2016 to October 29, 2016	—	—	—	$9,034,453
October 30, 2016 to November 26, 2016	44,004	$31.59 per share	—	$9,034,453
November 27, 2016 to December 31, 2016	—	—	—	$9,034,453

(1)
During the four weeks ended November 26, 2016, we accepted 44,004 shares of our common stock as a tax withholding from certain of our employees, in connection with the vesting of restricted shares that occurred during the period, pursuant to the terms of our 2006 equity incentive plan, at the average price per share of $31.59.

(2)
On October 23, 2014 and March 21, 2016, we announced that our Board of Directors approved share repurchase programs of up to $30 million and $20 million, respectively, of our common stock. We may repurchase shares under these programs in open market purchases (including through any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. Approximately $9.0 million was available for future repurchases under their programs as of December 31, 2016. We expect to continue to repurchase shares under these programs.

        Shareholder Return Performance Graph.    The graph below compares the cumulative 5-year total return of holders of our common stock with the cumulative total returns of the NASDAQ Composite index, and a customized peer group of four companies consisting of FTI Consulting, Inc., Huron Consulting Group Inc., Exponent Inc. and Navigant Consulting, Inc.

        The graph tracks the performance of a $100 investment in our common stock, in the peer group, and in a market index (with the reinvestment of all dividends) from December 31, 2011 to December 31, 2016. We initiated a quarterly dividend in the fourth quarter of fiscal 2016. Although we anticipate paying regular quarterly dividends on our common stock for the foreseeable future, the declaration of any future dividends is subject to the discretion of our Board of Directors. The performance of the market index and the peer group indices is shown on a total return (dividends reinvested) basis.

 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among CRA International, Inc., the NASDAQ Composite Index,
and a Peer Group

*
$100 invested on 12/31/11 in stock or index, including reinvestment of dividends.
Index calculated on month-end basis.

	12/31/11	12/29/12	12/28/13	1/3/15	1/2/16	12/31/16
CRA International, Inc.	100.00	94.76	104.39	153.02	94.00	185.31
NASDAQ Composite	100.00	116.41	165.47	188.69	200.32	216.54
Peer Group	100.00	87.60	136.00	130.64	130.02	156.88

        The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6—Selected Financial Data

        The following selected consolidated financial data for each of the fiscal years in the five-year period ended December 31, 2016, has been derived from our audited consolidated financial statements.

	December 31, 2016 (52 weeks)	January 2, 2016 (52 weeks)	January 3, 2015 (53 weeks)	December 28, 2013 (52 weeks)	December 29, 2012 (52 weeks)
Consolidated Statements of Operations Data(1):
Revenues	$324,779	$303,559	$306,371	$278,432	$270,390
Costs of services	227,380	207,650	206,813	189,262	182,381

Gross profit	97,399	95,909	99,558	89,170	88,009
Selling, general and administrative expenses	70,584	72,439	69,074	64,242	67,235
Depreciation and amortization	7,896	6,552	6,443	6,411	7,190
Goodwill impairment(2)	—	4,524	—	—	71,394

Income (loss) from operations	18,919	12,394	24,041	18,517	(57,810)
GNU gain on extinguishment of debt	—	606	—	—	—
GNU gain on sale of business assets	3,836	—	—	—	—
Interest expense, net	(469)	(538)	(431)	(419)	(36)
Other expense, net	(397)	(647)	(295)	(180)	(177)

Income (loss) before (provision) benefit for income taxes and equity method investment loss, net of tax	21,889	11,815	23,315	17,918	(58,023)
(Provision) benefit for income taxes	(7,656)	(5,490)	(9,908)	(6,683)	5,180

Net income (loss)	14,233	6,325	13,407	11,235	(52,843)
Net (income) loss attributable to noncontrolling interest, net of tax	(1,345)	1,332	231	135	(147)

Net income (loss) attributable to CRA International, Inc.:	$12,888	$7,657	$13,638	$11,370	$(52,990)

Net income (loss) per share attributable to CRA International, Inc.(3):
Basic	$1.50	$0.84	$1.40	$1.13	$(5.21)

Diluted	$1.49	$0.83	$1.38	$1.12	$(5.21)

Weighted average number of shares outstanding(3):
Basic	8,503	9,010	9,747	10,084	10,167

Diluted	8,601	9,195	9,897	10,173	10,167

	December 31, 2016	January 2, 2016	January 3, 2015	December 28, 2013	December 29, 2012
Consolidated Balance Sheet Data(1):
Working capital(4)	$76,411	$54,336	$56,256	$57,197	$87,657
Total assets(4)	323,642	313,717	313,472	320,137	290,861
Total long-term debt	—	—	981	1,007	1,007
Total shareholders' equity	207,883	211,068	214,704	224,637	212,234

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

(2)
See note 3 to our Notes to Consolidated Financial Statements. GNU incurred an impairment loss during the fourth quarter of fiscal 2015 in the amount of $4.5 million. CRA incurred an impairment loss during the fourth quarter of fiscal 2012 in the amount of $71.4 million.

(3)
Basic net income (loss) per share attributable to CRA represents net income (loss) attributable to CRA divided by the weighted average shares of common stock outstanding during the period. Diluted net income (loss) per share attributable to CRA represents net income (loss) attributable to CRA divided by the weighted average shares of common stock and common stock equivalents outstanding during the period, if applicable. Weighted average shares used in diluted net income per share include common stock equivalents arising from stock options, unvested restricted stock, time-vesting unvested restricted stock units, and shares underlying our debentures using the treasury stock method for fiscal 2014, 2013 and 2012. The two-class method was used for fiscal 2016 and 2015. All common stock equivalents were excluded in fiscal 2012.

(4)
During the fourth quarter of fiscal year 2015, we retrospectively adopted ASU-2015-17, Balance Sheet Classification of Deferred Taxes, which required a reclassification of current deferred tax assets and liabilities to non-current. As a result, the current assets and current liabilities amounts have been adjusted for fiscal years 2014, 2013 and 2012 to conform prior period classifications to the new guidance.

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

Utilization and Seasonality

        We derive the majority of our revenues from the number of hours worked by our employee consultants. Our utilization of those employee consultants is one key indicator that we use to measure our operating performance. We calculate utilization by dividing the total hours worked by our employee consultants on engagements during the measurement period by the total number of hours that our employee consultants were available to work during that period. Utilization was 74%, 74%, and 76%, for fiscal 2016, fiscal 2015, and fiscal 2014, respectively.

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

International Operations

        Revenues outside of the U.S. accounted for approximately 22%, 20%, and 22%, of our total revenues in fiscal 2016, fiscal 2015, and fiscal 2014, respectively. Revenue by country is detailed in note 11 to our Notes to Consolidated Financial Statements.

Noncontrolling Interest

        Please refer to the "Principles of Consolidation" in note 1 of our Notes to Consolidated Financial Statements contained in this Form 10-K.

Critical Accounting Policies

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets and liabilities, as well as related disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates in these consolidated financial statements include, but are not limited to, allowances for accounts receivable and unbilled services, revenue recognition on fixed price contracts, depreciation of property and equipment, share-based compensation, valuation of acquired intangible assets, impairment of long-lived assets, goodwill, accrued and deferred income taxes, valuation allowances on deferred tax assets, accrued compensation, accrued exit costs, and other accrued expenses. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if our assumptions based on past experience or our other assumptions do not turn out to be substantially accurate.

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

        Revenues from a majority of our fixed-price engagements are recognized on a proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. In general, project costs are classified in costs of services and are based on the direct salary of the consultants on the engagement plus all direct expenses incurred to complete the engagement, including any amounts billed to us by our non-employee experts. The proportional performance method is used for fixed-price contracts because reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and the terms set forth in the contract, and are indicative of the level of benefit provided to our clients. Fixed-price contracts generally convert to time-and-materials contracts in the event a contract terminates. Our management maintains contact with project managers to discuss the status of the projects and, for fixed-price engagements, management is updated on the budgeted costs and resources required to complete the project. These budgets are then used to calculate proportional performance ratios and to estimate the anticipated income or loss on the project. Occasionally, we have been required to commit unanticipated additional resources to complete projects, which has resulted in lower than anticipated income or losses on those contracts. We may experience similar situations in the future. Provisions for estimated losses on contracts are made during the period in which such losses become probable and can be reasonably estimated. To date, such losses have not been significant.

        Revenues also include reimbursements, which include reimbursement for travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. Our average days sales outstanding (DSOs) are calculated by dividing the sum of our accounts receivable and unbilled services balance, net of deferred revenue, at the end of the period by average daily revenues. Average daily revenues are calculated by dividing period revenues by the number of days in the period. Our project managers and finance personnel monitor payments from our clients and assess any collection issues. We maintain accounts receivable allowances for estimated losses resulting from disputed amounts or the inability of our clients to make required payments. We base our estimates on our historical collection experience, current trends, and credit policy. In determining these estimates, we examine historical write-offs of our receivables and review client accounts to identify any specific customer collection issues. If the financial condition of our customers were to deteriorate or disputes were to arise regarding the services provided, resulting in an impairment of their ability or intent to make payment, additional allowances may be required. A failure to estimate accurately the accounts receivable allowances and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition, and results of operations

        Share-Based Compensation Expense.    Share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. We use the Black-Scholes option-pricing model to estimate the fair value of stock options. Option valuation models require the input of assumptions, including the expected life of the share-based awards, the expected stock price volatility, the risk-free interest rate, the expected forfeiture rates, and the expected dividend yield. The expected volatility and expected life are based on our historical experience. The risk-free interest rate is based on U.S. Treasury interest rates with corresponding terms consistent with the expected life of the share-based award. Expected dividend yield was determined based on our annualized dividend rate per share, as a percentage of average market price of the common stock, on each dividend payment date. We will update these assumptions if changes are warranted. The forfeiture rate is based upon historical experience. We believe that our historical experience is an appropriate indicator of future forfeitures.

        Our Amended and Restated 2006 Equity Incentive Plan, as amended (the "2006 Equity Plan"), authorizes the grant of a variety of incentive and performance equity awards to our directors, employees and independent contractors, including stock options, shares of restricted stock, restricted stock units, and other equity awards. The 2006 Equity Plan has used standard "fungibility ratios" to count grants of full-share awards (such as shares of restricted stock and restricted stock units) against the maximum number shares issuable under the plan. The current fungibility ratio, applicable to full-share grants made on or after April 30, 2010, is 1.83. The fungibility ratio applicable to full-share grants made before March 12, 2008 was 1.8, and the fungibility ratio applicable to full-share grants made from March 12, 2008 and before April 30, 2010 was 2.2. The fungibility ratio does not apply to grants of stock options. The maximum number of shares issuable under the 2006 Equity Plan is 4,874,000, consisting of (1) 500,000 shares initially reserved for issuance under the 2006 Equity Plan, (2) 1,000,000 shares that either remained for future awards under our 1998 Incentive and Nonqualified Stock Option Plan (the "1998 Option Plan") on April 21, 2006, the date our shareholders initially approved the 2006 Equity Plan, or were subject to stock options issued under the 1998 Option Plan that were forfeited or terminated after April 21, 2006, (3) 210,000 shares approved by our shareholders in 2008, (4) 1,464,000 shares approved by our shareholders in 2010, and (5) the 2,500,000 shares approved by our shareholders in 2012 reduced by the 800,000 shares cancelled by our Board of Directors on April 22, 2016, as reported in the current report on Form 8-K that we filed on April 27, 2016.

        As of December 31, 2016, there were 60,221 shares of our common stock available for award grants under the 2006 Equity Incentive plan, calculated as follows:

	Actual Shares	Shares Using Fungibility Ratio
Maximum shares of common stock issuable under the 2006 Equity Plan		4,874,000
Full-share awards granted/reserved through March 12, 2008	471,827	(849,289)
Full-share awards granted/reserved from March 12, 2008 to April 29, 2010	352,932	(776,450)
Full-share awards granted/reserved on or after April 30, 2010	1,899,332	(3,474,313)
Cancellation of full-share awards granted/reserved through March 12, 2008	91,277	164,299
Cancellation of full-share awards granted/reserved between March 12, 2008 and April 29, 2010	91,964	202,321
Cancellation of full-share awards granted/reserved on or after April 30, 2010	568,243	1,039,886
Options granted		(1,377,561)
Options cancelled		218,333
Options forfeited		38,995

Shares available for grant under the 2006 Equity Plan as of December 31, 2016		60,221

        Deferred Compensation.    We account for performance based cash awards using a prospective accrual method. Under the requirements of ASC Topic 710, "Compensation General" ("ASC Topic 710") to the extent the terms of the contract attribute all or a portion of the expected future benefits to a period of service greater than one year, the cost of those benefits are accrued over the period of the employee or non-employee's service in a systematic and rational manner. We have implemented a process that requires the liability to be re-evaluated on a quarterly basis.

        The required service period typically ranges from three to six years starting at the beginning of the awards performance measurement period. A recipient of such an award is expected to be affiliated with CRA for the entire service period. If a recipient terminates affiliation with CRA during the measurement period, the amount paid will be determined in accordance with the recipient's specific contract provisions.

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

        In accordance with ASC Topic 350, "Intangibles—Goodwill and Other" ("ASC Topic 350"), goodwill and intangible assets with indefinite lives are not subject to amortization, but are monitored annually as of October 15th for impairment, or more frequently, as necessary, if events or circumstances exist that would more likely than not reduce the fair value of the reporting unit below its carrying amount. For our fiscal 2016 goodwill impairment analysis, we operate under one reporting unit, which is consulting services. Prior to April 13, 2016, we operated under two reporting units, which were consulting services and GNU.

        Under ASC Topic 350, in performing the first step of the goodwill impairment testing and measurement process, we compare the estimated value of each of our reporting units to its net book value to identify potential impairment. We estimate the fair value of our consulting business utilizing our market capitalization, plus an appropriate control premium, less prior to fiscal 2016, the estimated fair value of GNU. Market capitalization is determined by multiplying our shares outstanding on the test date by the market price of our common stock on that date. We determine the control premium utilizing data from publicly available premium studies for the trailing four quarters for public company transactions in our industry group. If the estimated fair value of a reporting unit is less than its net book value, the second step is performed to determine if goodwill is impaired. If through the impairment evaluation process a reporting unit determines that goodwill has been impaired, an impairment charge would be recorded in our consolidated income statement.

        GNU incurred an impairment loss during the fourth quarter of fiscal 2015. CRA's consulting services did not incur an impairment loss related to goodwill during fiscal 2016, fiscal 2015 or fiscal 2014. The estimated fair value of CRA's consulting services was greater than its carrying value as of October 15th in each of these fiscal years.

        The re-measurement of a reporting unit's fair value and that of its underlying assets and liabilities is classified as a Level 3 fair value assessment due to the significance of unobservable inputs developed using specific information from the reporting units. The fair value adjustment to goodwill, which resulted in GNU's impairment charge in the fourth quarter of fiscal 2015, was computed as the difference between its fair value and the fair value of its underlying assets and liabilities. The unobservable inputs used to determine the fair value of the underlying assets and liabilities are based on our specific information such as estimates of revenue and cost growth rates, profit margins, discount rates, and estimated costs. See note 3, "Goodwill and Intangible Assets," for further details.

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

        The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several different tax jurisdictions. We are periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. We account for uncertainties in income tax positions in accordance with ASC Topic 740. The number of years with open tax audits varies depending on the tax jurisdiction. Our major taxing jurisdiction is the United States where we are no longer subject to U.S. federal examinations by the Internal Revenue Service for years before fiscal 2012. Within the significant states where we are subject to income tax, we are no longer subject to examinations by state taxing authorities before fiscal 2012. Our United Kingdom subsidiary's corporate tax returns are no longer subject to examination by Her Majesty's Revenue and Customs for fiscal years before fiscal 2013. During this fiscal year, 2016, an examination by the Internal Revenue Service for fiscal 2014 has commenced. We believe our reserves for uncertain tax positions are adequate.

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

Revenue from Contracts with Customers

        In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date ("ASU 2015-14"). ASU 2015-14 defers by one year the effective date of ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The deferral results in ASU 2014-09 being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted for interim and annual periods beginning after December 15, 2016. The main provision of ASU 2014-09 is to recognize revenue when control of the goods or services transfers to the customer, as opposed to the existing guidance of recognizing revenue when the risks and rewards transfer to the customer. The standard is expected to have an impact on the amount and timing of revenue recognized and the related disclosures on our financial statements. We will adopt ASU 2014-09 during the first quarter of 2018 and we expect to adopt this new standard using the modified retrospective method. We have not completed our assessment and have not yet determined whether the impact of the adoption of this standard on our financial position, results of operations, cash flows, or disclosures will be material.

Improvements to Employee Share-Based Payment Accounting

        In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 establishes new classification for excess tax benefits and deficiencies relating to share based payments. In addition, the new pronouncement allows for the option of estimating awards expected to vest or accounting for forfeitures when they occur. Cash paid by employers when withholding shares for tax withholding purposes will now be classified as a financing activity. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. We will adopt ASU 2016-09 in our first quarter of 2017. Currently, excess tax benefits or deficiencies from our equity awards are recorded as additional paid-in capital in our Consolidated Balance Sheets. Upon adoption, we will record any excess tax benefits or deficiencies from our equity awards in our Consolidated Statements of Operations in the reporting periods in which vesting occurs. As a result, subsequent to adoption our income tax expense and associated effective tax rate will be impacted by fluctuations in stock price between the grant dates and vesting dates of equity awards.

Statement of Cash Flows (Topic 230): Restricted Cash

        In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"). ASU 2016-18 amends ASC 230 to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. The new standard requires cash and cash equivalents balances on the statement of cash flows to include restricted cash and cash equivalent balances. ASU 2016-18 requires the registrant to provide appropriate disclosures about its accounting policies pertaining to restricted cash in accordance with GAAP. Additionally, changes in restricted cash and restricted cash equivalents that result from transfers between cash, cash equivalents, and restricted cash and restricted cash equivalents should not be presented as cash flow activities in the statement of cash flows. A registrant with a material balance of amounts generally described as restricted cash and restricted cash equivalents must disclose information about the nature of the restrictions. The new standard is effective for interim and annual periods beginning after December 15, 2017. We believe that the adoption of ASU 2016-18 will not have a material impact on our financial position, results of operations, cash flows, or disclosures.

Business Combinations (Topic 805): Clarifying the Definition of a Business

        On January 5, 2017, the FASB issued a new ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01"). ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist companies and other reporting organizations with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the amendments, a business is an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return in the form of dividends, lower costs, or other economic benefits directly to investors or other owners, members, or participants. For public companies, ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Early application of the amendments in ASU 2017-01 is allowed for transactions for which the acquisition date occurs before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance; and for transactions in which a subsidiary is deconsolidated or a group of assets is derecognized that occur before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance. We have not yet determined the effects, if any, that the adoption of ASU 2017-01 may have on our financial position, results of operations, cash flows, or disclosures.

Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

        On January 26, 2017, the FASB issued a new ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplifies the subsequent measurement of goodwill, and eliminates Step 2 from the goodwill impairment test. Under the amendments, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The amendment also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. For public companies, ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1,

2017. We have not yet determined the effects, if any, that the adoption of ASU 2017-04 may have on our financial position, results of operations, cash flows, or disclosures.

Results of Operations

        The following table provides operating information as a percentage of revenues for the periods indicated:

	Fiscal Year Ended
	December 31, 2016 (52 weeks)	January 2, 2016 (52 weeks)	January 3, 2015 (53 weeks)
Revenues	100.0%	100.0%	100.0%
Costs of services	70.0	68.4	67.5

Gross profit	30.0	31.6	32.5
Selling, general and administrative expenses	21.7	23.9	22.5
Depreciation and amortization	2.4	2.2	2.1
GNU goodwill impairment	—	1.5	—

Income from operations	5.8	4.0	7.9
GNU gain on extinguishment of debt	—	0.2	—
GNU gain on sale of business assets	1.2	—	—
Interest expense, net	(0.2)	(0.2)	(0.1)
Other expense, net	(0.1)	(0.1)	(0.1)

Income before provision for income taxes	6.7	3.9	7.7
Provision for income taxes	(2.4)	(1.8)	(3.2)

Net income	4.4	2.1	4.5
Net (income) loss attributable to noncontrolling interest, net of tax	(0.4)	0.4	0.0

Net income attributable to CRA International, Inc.	4.0%	2.5%	4.5%

Fiscal 2016 Compared to Fiscal 2015

        Our fiscal year end is the Saturday nearest December 31 of each year. Our fiscal years periodically contain 53 weeks rather than 52 weeks. Fiscal 2016 and fiscal 2015 were both 52-week years.

        Revenues.    Revenues increased by $21.2 million, or 7.0%, to $324.8 million for fiscal 2016 from $303.6 million for fiscal 2015. Revenue growth was driven by an increase in average consulting headcount during fiscal 2016 compared to fiscal 2015, while utilization remained flat at 74% for fiscal 2016 and fiscal 2015. Offsetting this increase, GNU revenue decreased $2.9 million in fiscal 2016 as compared to fiscal 2015, principally due to the cessation of its operations in April 2016.

        Overall, revenues outside of the U.S. represented approximately 22% and 20% of total revenues for fiscal 2016 and fiscal 2015, respectively. Revenues derived from fixed-price engagements increased to 17% of total revenues for fiscal 2016 as compared with 14% for fiscal 2015. These percentages of revenue derived from fixed-price engagements depend largely on the proportion of our revenues derived from our management consulting business, as the management consulting business typically has a higher concentration of fixed-price service engagements.

        Costs of Services.    Costs of services increased by $19.7 million, or 9.5%, to $227.4 million for fiscal 2016 from $207.7 million for fiscal 2015. These increased costs were driven by the salaries and fringe benefits of our increased consulting headcount, as well as increases in incentive compensation and forgivable loan amortization. As a percentage of revenues, costs of services increased to 70.0% for fiscal 2016 from 68.4% for fiscal 2015 due to the previously mentioned increase to employee compensation and fringe benefits costs as more revenue was sourced by employees rather than non-employee experts in fiscal 2016 as compared to fiscal 2015. GNU's costs of services declined during fiscal 2016 by $0.9 million, principally due to the cessation of its operations in April 2016.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased by $1.8 million, or 2.5%, to $70.6 million for fiscal 2016 from $72.4 million for fiscal 2015. A significant contributor to this decrease was reduction in commissions to our nonemployee experts of $0.7 million for fiscal 2016 compared to fiscal 2015, as a lower percentage of our revenue for fiscal 2016 was sourced by our nonemployee experts as compared to fiscal 2015. In addition, there was an overall decrease in rent expense of $1.9 million principally due to higher double rent payments related to our Boston, Massachusetts office in fiscal 2015 compared to our London office in fiscal 2016. Selling, general and administrative expense for GNU decreased by $2.0 million to $1.1 million for fiscal 2016 from $3.1 million for fiscal 2015, due to the cessation of its operations in April 2016. Offsetting these cost reductions were increases in professional fees of $1.4 million, incentive compensation of $0.7 million and bad debt of $1.0 million.

        As a percentage of revenues, selling, general and administrative expenses decreased to 21.7% for fiscal 2016 from 23.9% for fiscal 2015 due primarily to the decrease in the previously mentioned selling, general and administrative expenses and the increase in revenues. Commissions to non-employee experts decreased to 2.9% of revenue in fiscal 2016 compared to 3.4% of revenue in fiscal 2015 as less revenue was sourced by nonemployee experts in fiscal 2016.

        GNU Goodwill Impairment.    In accordance with ASC Topic 350, "Intangibles—Goodwill and Other," goodwill and intangible assets with indefinite lives are monitored annually for impairment, or more frequently, as necessary, if events or circumstances exist that would more likely than not reduce the fair value of the reporting unit below its carrying amount. During the fourth quarter of 2015 it was determined that GNU's net book value exceeded the fair value of its equity. Therefore, GNU was required to perform a step two goodwill impairment test, which resulted in an impairment charge of $4.5 million. No goodwill impairment was taken in fiscal 2016.

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

        Other Expense, Net.    Other expense, net decreased by $0.2 million to $0.4 million for fiscal 2016 from $0.6 million for fiscal 2015. Other expense, net consists primarily of net foreign currency exchange transaction gains and losses. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the dollar and foreign currencies, including the Euro, the British Pound, and the Canadian Dollar. Additionally, our multi-currency credit facility allows us to mitigate such foreign exchange exposures.

        Provision for Income Taxes.    For fiscal 2016, our income tax provision was $7.7 million and the effective tax rate was 35.0% as compared to a provision of $5.5 million and an effective tax rate of 46.5% for fiscal 2015. The effective tax rate for fiscal 2016 was lower than the prior year rate primarily due to lower tax reserves and permanent items in the current year coupled with the negative impact of GNU's goodwill impairment in prior year. The effective tax rate in fiscal 2016 was lower than our combined federal and state statutory tax rate primarily due to the tax benefit realized for the use of GNU net operating loss carryforwards that previously had a valuation allowance as a result of the sale of their assets during Q2, jurisdictional mix of income, and certain favorable prior period adjustments. Absent the GNU sale and deferred taxes associated with the GNU liquidation, the effective tax rate in fiscal 2016 would have been 39.1%. The effective tax rate in fiscal 2015 was higher than our combined federal and state statutory tax rate due to the GNU goodwill impairment and an increase in tax reserves and permanent items, offset by the benefit realized for the use of net operating loss carryforwards that previously had a valuation allowance.

        Net (Income) Loss Attributable to Noncontrolling Interest, Net of Tax.    Our ownership interest in GNU was 55.89% at the end of fiscal 2016 and fiscal 2015. As a result, GNU's financial results are consolidated with ours and allocations of the noncontrolling interest's share of GNU's net income result in deductions to our net income, while allocations of the noncontrolling interest's share of GNU's net loss result in additions to our net income. GNU's results of operations allocable to its other owners was net income of $1.3 million for fiscal 2016, primarily as a result of the gain on sale attributable to its other owners of $1.7 million and a net loss of $0.4 million.

        Net Income Attributable to CRA International, Inc.    Net income attributable to CRA International, Inc. increased by $5.2 million to net income of $12.9 million for fiscal 2016 from net income of $7.7 million for fiscal 2015. The diluted net income per share was $1.49 per share for fiscal 2016, compared to diluted net income per share of $0.83 for fiscal 2015. Diluted weighted average shares outstanding decreased by approximately 594,000 shares to approximately 8,601,000 shares for fiscal 2016 from approximately 9,195,000 shares for fiscal 2015. The decrease in diluted weighted average shares outstanding was primarily due to repurchases of common stock, offset in part by an increase as a result of shares of restricted stock and time-vesting restricted stock units that have vested or that have been issued, and stock options that have been exercised, since January 2, 2016.

Fiscal 2015 Compared to Fiscal 2014

        Our fiscal year end is the Saturday nearest December 31 of each year. Our fiscal years periodically contain 53 weeks rather than 52 weeks. Fiscal 2015 was a 52-week year and fiscal 2014 was a 53-week year.

        Revenues.    Revenues decreased by $2.8 million, or 1.0%, to $303.6 million for fiscal 2015 from $306.4 million for fiscal 2014. Our revenue decrease was due primarily to the one week decrease in the number of weeks included in the fiscal 2015 reporting period as compared to fiscal 2014, as well as a decrease in utilization from 76% for fiscal 2014 to 74% for fiscal 2015. The decrease in utilization during the year was principally driven by an increase in headcount and their associated integration during the second half of the year. Revenues in fiscal 2015 as compared to fiscal 2014 also reflected a $3.1 million decrease in client reimbursable expenses. In addition, GNU revenue decreased $1.0 million in fiscal 2015 as compared to fiscal 2014.

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

        As a percentage of revenues, selling, general and administrative expenses increased to 23.9% for fiscal 2015 from 22.5% for fiscal 2014 due primarily to the decrease in revenues in fiscal 2015 compared to fiscal 2014, while selling, general, and administrative expenses in fiscal 2015 increased as compared to fiscal 2014 by approximately $3.3.million. Commissions to non-employee experts represented 3.4% of revenue in fiscal 2015 and 3.0% of revenue in fiscal 2014.

        GNU Goodwill Impairment.    In accordance with ASC Topic 350, "Intangibles—Goodwill and Other," goodwill and intangible assets with indefinite lives are monitored annually for impairment, or more frequently, as necessary, if events or circumstances exist that would more likely than not reduce the fair value of the reporting unit below its carrying amount. During the fourth quarter of 2015 it was determined that GNU's net book value exceeded the fair value of its equity. Therefore, GNU was required to perform a step two goodwill impairment test, which resulted in an impairment charge of $4.5 million.

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

        Provision for Income Taxes.    For fiscal 2015, our income tax provision was $5.5 million and the effective tax rate was 46.5% as compared to a provision of $9.9 million and an effective tax rate of 42.5% for fiscal 2014. The effective tax rate for fiscal 2015 was higher than the prior year rate primarily due to the impact of GNU's goodwill impairment. Absent this impairment, the effective tax rate for fiscal 2015 would have been 43.2%. This tax rate of 43.2% was higher than the prior year's rate primarily due to an increase in tax reserves. Additionally, there were increases in permanent items that were offset by the benefit realized for the use of net operating loss carryforwards that previously had a valuation allowance. State taxes were consistent with last year when taking into account both the effects of law changes on the current year as well as the benefit of revaluing our deferred tax assets. The effective tax rate in fiscal 2015 was higher than our combined federal and state statutory tax rate also due to the GNU goodwill impairment and an increase in tax reserves and permanent items, offset by the benefit realized for the use of net operating loss carryforwards that previously had a valuation allowance. The effective tax rate in fiscal 2014 was higher than our combined federal and state statutory tax rate primarily due to a non-cash tax expense recorded in the second quarter of fiscal 2014 to correct an immaterial error in our previously issued consolidated financial statements, offset slightly by other prior period adjustments recorded in the fourth quarter. The effective tax rate also included a benefit for the release of a valuation allowance as a result of recording a deferred tax liability associated with acquisition-related intangibles and the utilization of certain historical net operating losses that previously had a valuation allowance which were realized due to the profitability of the acquired business.

        Net (Income) Loss Attributable to Noncontrolling Interest, Net of Tax.    Our ownership interest in GNU was 55.89% at the end of fiscal 2015 and fiscal 2014. As a result, GNU's financial results are consolidated with ours and allocations of the noncontrolling interest's share of GNU's net income result in deductions to our net income, while allocations of the noncontrolling interest's share of GNU's net loss result in additions to our net income. GNU's results of operations allocable to its other owners was a net loss of $1.3 million for fiscal 2015 and net loss of $0.2 million for fiscal 2014.

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

        General.    In fiscal 2016, cash and cash equivalents increased by $15.4 million. We completed the year with cash and cash equivalents of $53.5 million and working capital (defined as current assets less current liabilities) of $76.4 million. The principal drivers of the increase in cash were the increase in annual revenues of $21.2 million and the decrease in days sales outstanding from 105 days at the end of fiscal 2015 to 102 days at the end of fiscal 2016.

        Of the total cash and cash equivalents of $53.5 million at December 31, 2016, $32.9 million was held within the U.S. We have sufficient sources of cash in the U.S. to fund U.S. cash requirements without the need to repatriate any funds.

        As of December 31, 2016, a substantial portion of our cash accounts was concentrated at a single financial institution, which potentially exposes us to credit risks. The financial institution has a short-term credit rating of A-2 by Standard & Poor's ratings services. We have not experienced any losses related to such accounts. We do not believe that there is significant risk of non-performance by the financial institution, and our cash on deposit is fully liquid. We continually monitor the credit ratings of the institution.

        Sources and Uses of Cash.    During fiscal 2016, net cash provided by operations was $48.2 million. Cash provided by operations included net income of $14.2 million, non-cash charges for depreciation and amortization expense of $7.9 million, share-based compensation expense of $6.9 million, deferred income tax expense of $8.4 million and increased deferred rent of $3.3 million. In addition, a $16.3 million increase in accounts payable, accrued expenses and other liabilities, and a $10.2 million increase in forgivable loans, was offset by a $6.4 million decrease in prepaid expenses and other current assets, and other assets. The primary factor in cash used in operations was the $8.4 million decrease in accounts receivable and unbilled services, net of the allowances. Other uses of cash included movement in the following cash flow statement line item: the reversal of the $3.8 million gain on sale of GNU's business assets.

        During fiscal 2016, net cash used in investing activities was $11.9 million, which included $4.3 million and $1.7 million for capital expenditures related principally to outfitting our new office space in New York, NY and Washington, DC, respectively, for occupancy beginning in the first quarter. In addition, $4.3 million was used for capital expenditures related to the new office space in London for occupancy beginning in the third quarter. We also used cash of $2.4 million for capital expenditures related to computer equipment and software. Offsetting these uses of cash was $1.1 million of cash proceeds received from the sale of GNU's business assets.

        We used $19.2 million of net cash in financing activities during fiscal 2016, primarily for the repurchase and retirement of shares of our common stock of $19.3 million, the redemption of approximately $1.9 million in vested employee restricted shares for tax withholdings and the payment of $1.2 million cash dividend to shareholders. Additionally, GNU made a payment of $0.1 million on its note payable during the first quarter. Offsetting these uses of cash was $2.9 million received upon the issuance of shares of common stock related to the exercise of stock options and $0.4 million of excess tax benefits from share-based compensation.

  Indebtedness

        We are party to a credit agreement that provides us with a $125.0 million revolving credit facility and a $15.0 million sublimit for the issuance of letters of credit. We may use the proceeds of the revolving credit facility to provide working capital and for other general corporate purposes. Generally, we may repay any borrowings under the revolving credit facility at any time, but must repay all borrowings no later than April 24, 2018. There were no borrowings outstanding under this revolving credit facility as of December 31, 2016.

        The amount available under this revolving credit facility is reduced by certain letters of credit outstanding, which amounted to $2.2 million as of December 31, 2016.

        Borrowings under the revolving credit facility bear interest at a rate per annum, at our election, of either (i) the adjusted base rate, as defined in the credit agreement, plus an applicable margin, which varies between 0.50% and 1.50% depending on our total leverage ratio as determined under the credit agreement, or (ii) the adjusted eurocurrency rate, as defined in the credit agreement, plus an applicable margin, which varies between 1.50% and 2.50% depending on our total leverage ratio. We are required to pay a fee on the unused portion of the revolving credit facility at a rate per annum that varies between 0.25% and 0.375% depending on our total leverage ratio. Borrowings under the revolving credit facility are secured by 100% of the stock of certain of our U.S. subsidiaries and 65% of the stock of certain of our foreign subsidiaries, which represent approximately $22.6 million in net assets as of December 31, 2016.

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

  Forgivable Loans and Term Loans

        In order to attract and retain highly skilled professionals, we may issue forgivable loans or term loans to employees and non-employee experts. A portion of these loans is collateralized. The forgivable loans have terms that are generally between three and eight years. The principal amount of forgivable loans and accrued interest is forgiven by us over the term of the loans, so long as the employee or non-employee expert continues employment or affiliation with us and complies with certain contractual requirements. The expense associated with the forgiveness of the principal amount of the loans is recorded as compensation expense over the service period, which is consistent with the term of the loans. Cash disbursements related to new forgivable loan issuances amounted to $6.9 million and $15.0 million in fiscal 2016 and fiscal 2015, respectively.

  Compensation Arrangements

        We have entered into cash compensation arrangements for the payment of incentive performance awards to certain of our non-employee experts and employees if specific performance targets are met. The amounts of the awards to be paid under these compensation arrangements could fluctuate depending on future performance through the respective measurement periods. Changes in the estimated award are expensed prospectively over the remaining service period. We believe that we will have sufficient funds to satisfy any obligations related to the incentive performance awards. We expect to fund these payments, if any, from existing cash resources, cash generated from operations, or borrowings on our existing revolving credit facility.

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

  Share Repurchases

        On October 23, 2014 and March 21, 2016, our Board of Directors authorized the repurchase of up to $30.0 million, and $20.0 million, respectively, of our common stock. Repurchases under these programs are discretionary and we may make such purchases under any of these programs in the open market (including under any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions, in each case in accordance with applicable insider trading and other securities laws and regulations. During fiscal 2016, we repurchased and retired 783,703 shares under these programs at an average price per share of $24.33. Approximately $9.0 million was available for future repurchases as of December 31, 2016.

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

        Our Board of Directors declared our first quarterly dividend on our common stock during 2016, and we anticipate paying regular quarterly dividends each year. These dividends are anticipated to be funded through cash flow from operations and available cash on hand. Although we anticipate paying regular quarterly dividends on our common stock for the foreseeable future, the declaration of any future dividends is subject to the discretion of our Board of Directors.

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

  •
  the market prices of our securities.

Contractual Obligations

        The following table presents information about our known contractual obligations as of December 31, 2016. It does not reflect contractual obligations that may have arisen or may arise after that date. Except for historical facts, the information in this section is forward-looking information.

	Payments due by period (in thousands)
Contractual Obligations	Total	Fiscal 2017	Fiscal 2018-2019	Fiscal 2020-2021	After Fiscal 2021
Operating lease obligations	$96,931	$9,078	$18,779	$18,232	$50,842
Net unrecognized tax benefit obligation under topic 740(1)	953	34	836	83	—

Total	$97,586	$9,112	$19,615	$18,315	$50,544

(1)
This amount relates to tax and interest on tax audit liabilities.

        We are party to standby letters of credit with our bank in support of the minimum future lease payments under leases for permanent office space and bonds required per the terms of certain project proposals and contracts amounting to $2.2 million as of December 31, 2016.

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

Item 7A—Quantitative and Qualitative Disclosure About Market Risk

Foreign Exchange Risk

        The majority of our operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of foreign currencies. Our primary foreign currency exposures relate to our short-term intercompany balances with our foreign subsidiaries and accounts receivable and cash valued in the United Kingdom in U.S. Dollars or Euros. Our primary foreign subsidiaries have functional currencies denominated in either the British Pound or the Euro, and foreign denominated assets and liabilities are remeasured each reporting period with any exchange gains and losses recorded in our consolidated statements of operations. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the U.S. Dollar and foreign currencies. Holding all other variables constant, fluctuations in foreign exchange rates may affect reported revenues and expenses, based on our currency exposures at December 31, 2016. A hypothetical 10% movement in foreign exchange rates on December 31, 2016 would have affected our income before provision for income taxes for the fourth quarter of fiscal 2016 by approximately $1.0 million. However, actual gains and losses in the future could differ materially from this analysis based on the timing and amount of both foreign currency exchange rate movements and our actual exposure.

        From time to time, we may use derivative instruments to manage the risk of exchange rate fluctuations. However, at December 31, 2016, we had no outstanding derivative instruments. We do not use derivative instruments for trading or speculative purposes.

Translation of Financial Results

        Our foreign subsidiaries operate in a currency other than the U.S. Dollar; therefore, increases or decreases in the value of the U.S. Dollar against other major currencies will affect our operating results and the value of our balance sheet items denominated in foreign currencies. Our most significant exposures to translation risk relate to functional currency assets and liabilities that are denominated in the British Pound, and the Euro. The changes in the net investments of foreign subsidiaries whose currencies are denominated in currencies other than the U.S. Dollar for the fiscal 2016, fiscal 2015 and fiscal 2014 were losses of $4.6 million, $2.5 million and $3.3 million, respectively. These translation losses are reflected in "Other comprehensive income" in our consolidated statements of comprehensive income.

Interest Rate Risk

        We maintain an investment portfolio consisting mainly of commercial paper, with maturities of three months or less when purchased, and money market funds, which may be withdrawn upon request. These held-to-maturity securities are subject to interest rate risk. However, a hypothetical change in the interest rates of 10% would not have a material impact to the fair values of these securities at December 31, 2016 primarily due to their short maturity.

Item 8—Financial Statements and Supplementary Data

        We have included our consolidated financial statements in this annual report on pages FS-4 - FS-29. We have provided an index to our consolidated financial statements on page FS-1.

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Item 9A—Controls and Procedures

  (a)
  Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. This is done in order to ensure that information we are required to disclose in the reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2016, because of material weaknesses, described below in Management's Report on Internal Control over Financial Reporting.

        Notwithstanding the material weaknesses discussed below, management has concluded that the consolidated financial statements included in this annual report on form 10-K present fairly, in all material aspects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

  (b)
  Evaluation of Changes in Internal Control over Financial Reporting

        Except for the material weaknesses described below and the ongoing remediation of the material weakness in internal controls over financial reporting related to the allocation of GNU's net income (loss) to noncontrolling interest and other deficiencies in the financial statement close process pursuant to the plan described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended

January 2, 2016, there were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during fiscal 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

  (c)
  Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in "Internal Control—Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our President and Chief Executive Officer and our Chief Financial Officer concluded that our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles as of December 31, 2016 because of the material weaknesses in internal control described in the following paragraph.

        A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We did not maintain internal controls that were adequately designed or executed over revenue and related reserve processes; compensation-related processes; and certain non-routine technical accounting processes.

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

  (d)
  Plan for Remediation of Material Weakness

        During fiscal 2016, Management initiated a plan of remediation for the material weakness reported in our previous Form 10-K which included:

  •
  Engaged a new third party advisory firm to assist us in the design, documentation and testing of our internal controls over financial reporting;

  •
  Evaluated, redesigned, when necessary, and documented all financial close processes, procedures and internal controls and;

  •
  Deployed additional resources to the financial close process to ensure that our financial statements are complete and accurate.

        Additionally, in furtherance of our remediation efforts, Management will initiate remediation actions, which include, but are not limited to, the following:

  •
  Establishment of a Special Internal Controls Committee reporting to the Audit Committee, led by our President and Chief Executive Officer, comprised of other members of senior management;

  •
  Establishment of a Chief Accounting Officer role;

  •
  Evaluation of policies, procedures and controls over the receipt, review and accounting for client contracts, receivables and related reserves to ensure greater oversight and transparency;

  •
  Evaluation of policies, procedures, data and controls over the assessment, determination and documentation of management's judgments and estimates associated with compensation-related processes;

  •
  Evaluation of internal reporting structures and deployment of additional resources to bolster our technical accounting expertise and accounting processes over revenue accounting and the other operating deficiencies in the financial close process noted to ensure that the amounts are calculated, reviewed and recorded in a timely and accurate manner.

  (e)
  Important Considerations

        The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

Item 9B—Other Information

        None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of CRA International, Inc.:

        We have audited CRA International, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). CRA International, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment. Management has identified material weaknesses in internal controls over its accounting for revenue and related reserves processes, compensation-related processes and certain non-routine technical accounting processes. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CRA International Inc. as of December 31, 2016 and January 2, 2016, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three fiscal years in the period ended December 31, 2016. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2016 consolidated financial statements, and this report does not affect our report dated March 15, 2017, which expressed an unqualified opinion on those financial statements.

        In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, CRA International, Inc. has not maintained effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 15, 2017

PART III

        We have omitted the information required in Part III of this annual report because we intend to include that information in our definitive proxy statement for the 2017 annual meeting of shareholders, which we expect to file within 120 days (or such greater number as permitted by SEC rules) after the end of fiscal 2016. We incorporate that information in this annual report by reference to the proxy statement to be filed in connection with the 2017 annual meeting of our shareholders, which we will refer to herein as our "2017 annual proxy statement."

Item 10—Directors, Executive Officers and Corporate Governance

        We incorporate the information required by this item by reference to the sections captioned "Corporate Governance" (specifically, its subsections captioned "Overview," "Executive Officers and Directors" and "Audit Committee"), and "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2017 annual proxy statement.

Item 11—Executive Compensation

        We incorporate the information required by this item by reference to the section captioned "Compensation of Directors and Executive Officers" in our 2017 annual proxy statement.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

        We incorporate the information required by this item by reference to the sections captioned "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plans" in our 2017 annual proxy statement.

Item 13—Certain Relationships and Related Transactions and Director Independence

        We incorporate the information required by this item by reference to the sections captioned "Transactions with Related Parties" and "Corporate Governance" (specifically, its subsection captioned "Overview") in our 2017 annual proxy statement.

Item 14—Principal Accountant Fees and Services

        We incorporate the information required by this item by reference to the section captioned "Principal Accountant Fees and Services" in our 2017 annual proxy statement.

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

CRA INTERNATIONAL, INC.
	By:	/s/ PAUL A. MALEH Paul A. Maleh
Date: March 15, 2017		President, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL A. MALEH Paul A. Maleh	President, Chief Executive Officer, and Director (principal executive officer)	March 15, 2017
/s/ CHAD M. HOLMES Chad M. Holmes	Chief Financial Officer, Executive Vice President, and Treasurer (principal financial and accounting officer)	March 15, 2017
/s/ ROWLAND T. MORIARTY Rowland T. Moriarty	Chairman of the Board	March 15, 2017
/s/ WILLIAM F. CONCANNON William F. Concannon	Director	March 15, 2017
/s/ NANCY HAWTHORNE Nancy Hawthorne	Director	March 15, 2017
/s/ ROBERT W. HOLTHAUSEN Robert W. Holthausen	Director	March 15, 2017
/s/ THOMAS A. AVERY Thomas A. Avery	Director	March 15, 2017
/s/ WILLIAM T. SCHLEYER William T. Schleyer	Director	March 15, 2017

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
3.1	Amended and Restated Articles of Organization.		S-1/A	April 3, 1998	3.2
3.2	Articles of Amendment to our Articles of Organization		8-K	May 11, 2005	99.1
3.3	Amended and Restated By-Laws, as amended.		8-K	January 31, 2011	3.2
4.1	Specimen certificate for common stock.		S-8	April 21, 2006	4.4
10.1*	1998 Employee Stock Purchase Plan.		S-1/A	April 3, 1998	10.2
10.2*	Amended and Restated 2006 Equity Incentive Plan, as amended		8-K	April 27, 2016	10.1
10.3*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan.		8-K	April 27, 2006	10.2
10.4*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan with Company Right of First Refusal.		10-K	February 12, 2009	10.9
10.5*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan, as amended.		10-K	March 2, 2012	10.11
10.6*	Form of Restricted Stock Agreement for Employee or Independent Contractor Awards under the 2006 Equity Incentive Plan.		8-K	April 27, 2006	10.3
10.7*	Form of Restricted Stock Agreement for Employee or Independent Contractor Awards under the 2006 Equity Incentive Plan with Company Right of First Refusal.		10-K	February 12, 2009	10.11
10.8*	Form of Restricted Stock Agreement for Employee or Independent Contractor Awards under the 2006 Equity Incentive Plan with Company, as amended.		10-K	March 2, 2012	10.14
10.9	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan, as amended.	X
10.10*	Form of Nonqualified Stock Option under the 2006 Equity Incentive Plan.		10-K	February 8, 2007	10.10
10.11*	Form of Nonqualified Stock Option under the 2006 Equity Incentive Plan with Stock Ownership Guidelines.		10-K	March 2, 2012	10.16
10.12	Form of Nonqualified Stock Option under the 2006 Equity Incentive Plan with Ownership Guidelines.	X
10.13*	Form of Restricted Stock Unit Award Agreement under the 2006 Equity Incentive Plan.		10-K	January 29, 2010	10.14
10.14*	Form of Restricted Stock Unit Award Agreement under the 2006 Equity Incentive Plan with Stock Ownership Guidelines.		10-K	March 2, 2012	10.18
10.15	Form of Restricted Stock Unit Award Agreement under the 2006 Equity Incentive Plan with Ownership Guidelines.	X
10.16*	Form of Restricted Stock Unit Award Agreement for Performance under the 2006 Equity Incentive Plan.		10-K	January 29, 2010	10.15
10.17*	Form of Restricted Stock Unit Award Agreement for Performance under the 2006 Equity Incentive Plan with Stock Ownership Guidelines.		10-K	March 2, 2012	10.20
10.18	Form of Restricted Stock Unit Award Agreement for Performance under the 2006 Equity Incentive Plan with Ownership Guidelines.	X
10.19*	CRA International, Inc. Cash Incentive Plan, as amended.		8-K	December 12, 2016	10.1

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
10.20	Form of Service Cash Awards Agreement under the Cash Incentive Plan with Ownership Guidelines.		8-K	December 12, 2016	10.2
10.21	Form of Performance Cash Awards Agreement under the Cash Incentive Plan with Ownership Guidelines.		8-K	December 12, 2016	10.3
10.22*	Summary of Director Compensation.	X
10.23	Lease dated February 24, 2014 by and between CRA International, Inc. and BP Hancock LLC		8-K	February 27, 2014	10.1
10.24	First Amendment to Lease dated as of February 24, 2015 by and between CRA International, Inc. and BP Hancock LLC		8-K	March 2, 2015	10.1
10.25	Office Lease dated as of November 29, 1999 between CRA and 1201 F Street, L.L.C., as amended.		10-K	February 23, 2001	10.9
10.26	Addenda Nos. 3 and 4 to Office Lease dated as of November 29, 1999 between CRA and 1201 F Street, L.L.C. (or its successor in interest, 1201 F Street, L.P.), as amended.		10-K	March 17, 2015	10.35
10.27	Addendum No. 5 to Office Lease dated as of November 29, 1999 between CRA and 1201 F Street, L.P., as amended.		8-K	December 30, 2014	10.1
10.28	Amended and Restated Addendum No. 5 to Office Lease dated as of November 29, 1999 between CRA and 1201 F Street L.P., as amended.		10-K	March 4, 2016	10.28
10.29	Agreement for Leases dated May 20, 2016 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		8-K	May 25, 2016	10.1
10.30	Lease relating to Unit 2, Part Ground Floor, 8 Finsbury Circus, London EC2 dated May 20, 2016 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		8-K	May 25, 2016	10.2
10.31	Lease relating to Fourth Floor, 8 Finsbury Circus, London EC2 dated May 20, 2016 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		8-K	May 25, 2016	10.3
10.32	Licence to Carry Out Works relating to Unit 2, Part Ground Floor, 8 Finsbury Circus, London EC2 dated May 20, 2016 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		8-K	May 25, 2016	10.4
10.33	Licence to Carry Out Works relating to Fourth Floor, 8 Finsbury Circus, London EC2 dated May 20, 2016 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		8-K	May 25, 2016	10.5
10.34	Side Deed dated May 20, 2016 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		8-K	May 25, 2016	10.6
10.35	Lease dated July 15, 2015 by and between CRA International, Inc. and 1411 ISC-Property LLC.		8-K	July 21, 2015	10.1
10.36	Form of consulting agreement with outside experts.		S-1/A	April 3, 1998	10.8
10.37	Credit Agreement dated as of April 24, 2013 by and among CRA International, Inc. and CRA International (UK) Limited, as the Borrowers, RBS Citizens, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the Lenders party thereto.		8-K	April 30, 2013	10.1
10.38	Securities Pledge Agreement dated as of April 24, 2013 by and between CRA International, Inc., as Pledgor, and RBS Citizens, N.A., as Administrative Agent.		8-K	April 30, 2013	10.2

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
21.1	Subsidiaries.	X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	X
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer.	X
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer.	X
32.1	Section 1350 certification.	X
101	The following financial statements from CRA International, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Consolidated Statements of Operations for the fiscal years ended December 31, 2016, January 2, 2016, and January 3, 2015, (ii) Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended December 31, 2016, January 2, 2016, and January 3, 2015, (iii) Consolidated Balance Sheets as at December 31, 2016 and January 2, 2016, (iv) Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2016, January 2, 2016, and January 3, 2015, , (v) Consolidated Statements of Shareholders' Equity for the fiscal years ended December 31, 2016, January 2, 2016, and January 3, 2015, and (vi) Notes to Consolidated Financial Statements.	X

*
Management contract or compensatory plan

CRA INTERNATIONAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        The Board of Directors and Shareholders of CRA International, Inc.:

        We have audited the accompanying consolidated balance sheets of CRA International, Inc. as of December 31, 2016 and January 2, 2016, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three fiscal years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CRA International, Inc. at December 31, 2016 and January 2, 2016, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CRA International, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 15, 2017 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 15, 2017

CRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	December 31, 2016 (52 weeks)	January 2, 2016 (52 weeks)	January 3, 2015 (53 weeks)
	(in thousands, except per share data)
Revenues	$324,779	$303,559	$306,371
Costs of services	227,380	207,650	206,813

Gross profit	97,399	95,909	99,558
Selling, general and administrative expenses	70,584	72,439	69,074
Depreciation and amortization	7,896	6,552	6,443
GNU goodwill impairment	—	4,524	—

Income from operations	18,919	12,394	24,041
GNU gain on extinguishment of debt	—	606	—
GNU gain on sale of business assets	3,836	—	—
Interest expense, net	(469)	(538)	(431)
Other expense, net	(397)	(647)	(295)

Income before provision for income taxes	21,889	11,815	23,315
Provision for income taxes	(7,656)	(5,490)	(9,908)

Net income	14,233	6,325	13,407
Net (income) loss attributable to noncontrolling interest, net of tax	(1,345)	1,332	231

Net income attributable to CRA International, Inc.	$12,888	$7,657	$13,638

Net income per share attributable to CRA International, Inc.:
Basic	$1.50	$0.84	$1.40

Diluted	$1.49	$0.83	$1.38

Weighted average number of shares outstanding:
Basic	8,503	9,010	9,747

Diluted	8,601	9,195	9,897

See accompanying notes to the consolidated financial statements.

CRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended	Year Ended	Year Ended
	December 31, 2016 (52 weeks)	January 2, 2016 (52 weeks)	January 3, 2015 (53 weeks)
	(in thousands)
Net income	$14,233	$6,325	$13,407
Other comprehensive income (loss):
Foreign currency translation adjustments	(4,568)	(2,546)	(3,280)

Comprehensive income	9,665	3,779	10,127
Less: comprehensive (income) loss attributable to noncontrolling interest	(1,345)	1,332	231

Comprehensive income attributable to CRA International, Inc.	$8,320	$5,111	$10,358

See accompanying notes to the consolidated financial statements.

CRA INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	January 2, 2016
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$53,530	$38,139
Accounts receivable, net of allowances of $4,253 at December 31, 2016 and $3,648 at January 2, 2016	66,852	60,904
Unbilled services, net of allowances of $1,720 at December 31, 2016 and $2,354 at January 2, 2016	24,937	25,473
Prepaid expenses and other current assets	19,295	11,876
Forgivable loans	5,897	4,402

Total current assets	170,511	140,794
Property and equipment, net	36,381	31,338
Goodwill	74,764	76,970
Intangible assets, net	2,685	3,591
Deferred income taxes	10,049	18,856
Forgivable loans, net of current portion	28,065	40,283
Other assets	1,187	1,885

Total assets	$323,642	$313,717

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,729	$13,652
Accrued expenses	75,281	65,118
Deferred revenue and other liabilities	3,021	5,730
Current portion of deferred rent	1,499	1,069
Current portion of deferred compensation	570	814
Current portion of note payable	—	75

Total current liabilities	94,100	86,458
Non-Current liabilities:
Deferred rent and facility-related non-current liabilities	15,191	11,836
Deferred compensation and other non-current liabilities	6,346	4,355
Deferred income taxes	122	—

Total noncurrent liabilities	21,659	16,191
Commitments and contingencies (Note 14)
Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 8,333,990 and 8,859,231 shares issued and outstanding at December 31, 2016 and January 2, 2016, respectively	54,124	65,731
Retained earnings	166,914	155,275
Accumulated other comprehensive loss	(13,818)	(9,250)

Total CRA International, Inc. shareholders' equity	207,220	211,756
Noncontrolling interest	663	(688)

Total shareholders' equity	207,883	211,068

Total liabilities and shareholders' equity	$323,642	$313,717

See accompanying notes to the consolidated financial statements.

CRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 31, 2016 (52 weeks)	January 2, 2016 (52 weeks)	January 3, 2015 (53 weeks)
	(in thousands)
OPERATING ACTIVITIES:
Net income	$14,233	$6,325	$13,407
Adjustments to reconcile net income to net cash provided by operating activities, net of effect of acquired businesses:
Depreciation and amortization	7,875	6,542	6,438
Loss on disposal of property and equipment	2	16	28
GNU goodwill impairment	—	4,524	—
GNU gain on sale of business assets	(3,836)	—	—
Deferred rent	3,260	6,768	220
Deferred income taxes	8,399	(1,710)	(1,431)
Share-based compensation expenses	6,867	5,791	5,619
Excess tax benefits from share-based compensation	(393)	(128)	(392)
GNU gain on extinguishment of debt	—	(606)	—
Accounts receivable allowances	666	(480)	(2,996)
Changes in operating assets and liabilities:
Accounts receivable	(8,801)	(3,438)	1,929
Unbilled services	(219)	(772)	(738)
Prepaid expenses and other current assets, and other assets	(6,439)	(2,126)	(4,465)
Forgivable loans	10,225	233	4,379
Accounts payable, accrued expenses, and other liabilities	16,324	(515)	8,152

Net cash provided by operating activities	48,163	20,424	30,150
INVESTING ACTIVITIES:
Consideration relating to acquisitions, net	—	—	(1,784)
Purchase of property and equipment	(13,023)	(17,975)	(4,192)
Cash proceeds from sale of GNU	1,100	—	—
Collections on notes receivable	—	1,557	114
Payments on notes receivable	—	(78)	—

Net cash used in investing activities	(11,923)	(16,496)	(5,862)
FINANCING ACTIVITIES:
Issuance of common stock, principally stock options exercises	2,853	602	469
Borrowings under line of credit	7,500	4,000	—
Payments under line of credit	(7,500)	(4,000)	—
Payments on notes payable	(75)	(300)	(26)
Tax withholding payment reimbursed by restricted shares	(1,880)	(668)	(1,222)
Excess tax benefits from share-based compensation	393	128	392
Cash dividends paid to stockholders	(1,166)	—	—
Repurchase of common stock.	(19,315)	(12,806)	(25,492)

Net cash used in financing activities	(19,190)	(13,044)	(25,879)
Effect of foreign exchange rates on cash and cash equivalents	(1,659)	(944)	(1,461)

Net increase (decrease) in cash and cash equivalents	15,391	(10,060)	(3,052)
Cash and cash equivalents at beginning of period	38,139	48,199	51,251

Cash and cash equivalents at end of period	$53,530	$38,139	$48,199

Noncash investing and financing activities:
Issuance of common stock for acquired business	$44	$42	$427

Purchases of property and equipment not yet paid for	$118	$1,593	$23

Purchases of property and equipment paid by a third party	$92	$2,785	$—

Asset retirement obligations	$844	$—	$—

Supplemental cash flow information:
Cash paid for taxes	$6,184	$9,688	$15,580

Cash paid for interest	$405	$240	$443

Securities received from a customer for settlement of receivable	$—	$192	$—

See accompanying notes to the consolidated financial statements.

CRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands, except share data)

	Common Stock				CRA International, Inc. Shareholders' Equity
				Accumulated Other Comprehensive Income (Loss)
	Shares Issued	Amount	Retained Earnings			Noncontrolling Interest	Total Shareholders' Equity
BALANCE AT DECEMBER 28, 2013	10,048,611	$93,242	$133,980	$(3,424)	$223,798	$839	$224,637
Net income (loss)			13,638		13,638	(231)	13,407
Foreign currency translation adjustment				(3,280)	(3,280)		(3,280)
Issuance of common stock	22,520	427			427		427
Exercise of stock options	20,931	469			469		469
Share-based compensation expense for employees		5,348			5,348		5,348
Restricted shares vesting	149,195
Redemption of vested employee restricted shares for tax withholding	(41,470)	(1,222)			(1,222)		(1,222)
Tax benefit on stock option exercises, expirations and restricted share vesting		128			128		128
Shares repurchased	(971,515)	(25,492)			(25,492)		(25,492)
Share-based compensation expense for non-employees		271			271		271
Equity transactions of noncontrolling interest.						11	11

BALANCE AT JANUARY 3, 2015	9,228,272	$73,171	$147,618	$(6,704)	$214,085	$619	$214,704
Net income (loss)			7,657		7,657	(1,332)	6,325
Foreign currency translation adjustment				(2,546)	(2,546)		(2,546)
Issuance of common stock	1,359	42			42		42
Exercise of stock options	29,288	602			602		602
Share-based compensation expense for employees		5,755			5,755		5,755
Restricted shares vesting	106,504
Redemption of vested employee restricted shares for tax withholding	(28,900)	(668)			(668)		(668)
Tax deficit on stock option exercises, expirations and restricted share vesting		(376)			(376)		(376)
Shares repurchased	(477,292)	(12,806)			(12,806)		(12,806)
Share-based compensation expense for non-employees		11			11		11
Equity transactions of noncontrolling interest.						25	25

BALANCE AT JANUARY 2, 2016	$8,859,231	$65,731	$155,275	$(9,250)	$211,756	$(688)	$211,068
Net income			12,888		12,888	1,345	14,233
Foreign currency translation adjustment				(4,568)	(4,568)		(4,568)
Issuance of common stock	1,790	44			44		44
Exercise of stock options	124,931	2,853			2,853		2,853
Share-based compensation expense for employees		6,716			6,716		6,716
Restricted shares vesting	201,905
Redemption of vested employee restricted shares for tax withholding	(69,000)	(1,880)			(1,880)		(1,880)
Tax deficit on stock option exercises, expirations and restricted share vesting		(171)			(171)		(171)
Shares repurchased	(784,867)	(19,315)			(19,315)		(19,315)
Share-based compensation expense for non-employees		146			146		146
Accrued dividends on unvested shares			(83)		(83)		(83)
Cash dividends paid to stockholders			(1,166)		(1,166)		(1,166)
Equity transactions of noncontrolling interest.						6	6

BALANCE AT DECEMBER 31, 2016	8,333,990	$54,124	$166,914	$(13,818)	$207,220	$663	$207,883

See accompanying notes to the consolidated financial statements.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

Description of Business

        CRA International, Inc. ("CRA") is a worldwide leading consulting services firm that applies advanced analytic techniques and in-depth industry knowledge to complex engagements for a broad range of clients. CRA offers services in two broad areas: litigation, regulatory, and financial consulting and management consulting. CRA operates in one business segment. CRA operates its business under its registered trade name, Charles River Associates.

Fiscal Year

        CRA's fiscal year end is the Saturday nearest December 31 of each year. CRA's fiscal years periodically contain 53 weeks rather than 52 weeks. Fiscal 2016 and 2015 were 52-week years and fiscal 2014 was a 53-week year.

Principles of Consolidation

        The consolidated financial statements include the accounts of CRA and its wholly owned subsidiaries. In addition, as more fully explained below, the consolidated financial statements include CRA's interest in NeuCo, Inc. Effective April 13, 2016, NeuCo's name was changed to GNU123 Liquidating Corporation ("GNU") in connection with the sale of its assets described below. All significant intercompany transactions and accounts have been eliminated in consolidation.

GNU Interest

        GNU developed and marketed a family of neural network software tools and complementary application consulting services that are currently focused on electric utilities.

        CRA's ownership interest in GNU was 55.89% for all periods presented. GNU's financial results have been consolidated with CRA, and the portion of GNU's results allocable to its other owners is shown as "noncontrolling interest."

        GNU's reporting schedule is based on calendar month-ends, but its fiscal year end is the last Saturday of November. CRA's results could include a few days reporting lag between CRA's year end and the most recent financial statements available from GNU. CRA does not believe that the reporting lag will have a significant impact on CRA's consolidated income statements or financial condition.

        On January 8, 2015, GNU entered into an agreement to settle a note payable of approximately $1.0 million in exchange for aggregate payments of $0.4 million. GNU recorded a gain on the extinguishment of this debt in the first quarter of fiscal 2015 of approximately $0.6 million. Under the settlement order, the scheduled payments were all made as of February 16, 2016.

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

        GNU's revenues, which are comprised of software sales and maintenance service revenue, included in our consolidated statements of operations for fiscal 2016, fiscal 2015, and fiscal 2014 totaled approximately $0.8 million, $3.8 million, and $4.8 million, respectively. GNU's total net income (loss) included in our consolidated statements of operations for fiscal 2016, fiscal 2015, and fiscal 2014 was

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

approximately $3.0 million, ($3.0) million, and ($0.5) million, respectively. GNU's net income (loss), net of amounts allocable to its other owners, included in our consolidated statements of operations for fiscal 2016, fiscal 2015, and fiscal 2014 was approximately $1.7 million, $1.3 million, and $0.2 million, respectively.

        In accordance with ASC Topic 350, "Intangibles—Goodwill and Other," goodwill and intangible assets with indefinite lives are monitored annually for impairment, or more frequently, as necessary, if events or circumstances exist that would more likely than not reduce the fair value of the reporting unit below its carrying amount. During the fourth quarter of fiscal 2015 it was determined that GNU's net book value exceeded its fair value of equity. Therefore, it was required to perform a step two goodwill impairment test, which resulted in an impairment charge of $4.5 million in that quarter.

Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United State of America ("U.S. GAAP") requires management to make significant estimates and judgments that affect the reported amounts of assets and liabilities, as well as the related disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of consolidated revenues and expenses during the reporting period. Estimates in these consolidated financial statements include, but are not limited to, allowances for accounts receivable and unbilled services, revenue recognition on fixed price contracts, depreciation of property and equipment, share-based compensation, valuation of acquired intangible assets, impairment of long-lived assets, goodwill, accrued and deferred income taxes, valuation allowances on deferred tax assets, accrued compensation, accrued exit costs, and other accrued expenses. These items are monitored and analyzed by CRA for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. CRA bases its estimates on historical experience and various other assumptions that CRA believes to be reasonable under the circumstances. Actual results may differ from those estimates if CRA's assumptions based on past experience or other assumptions do not turn out to be substantially accurate.

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

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        Revenues also include reimbursable expenses, which include reimbursements for travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. CRA recovers approximately 90% of its out-of-pocket expenses, outside consultants, and other related expenses in performance of its services. The following expenses are subject to reimbursement (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31, 2016 (52 weeks)	January 2, 2016 (52 weeks)	January 3, 2015 (53 weeks)
Reimbursable expenses	$34,482	$33,548	$36,676

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

Cash and Cash Equivalents

        Cash equivalents consist principally of money market funds with maturities of three months or less when purchased and are held at net asset value, which approximates fair value. As of December 31, 2016, a substantial portion of CRA's cash accounts was concentrated at a single financial institution, which potentially exposes CRA to credit risks. The financial institution has a short-term credit rating of A-2 by Standard & Poor's ratings services. CRA has not experienced any losses related to such

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accounts. CRA does not believe that there is significant risk of non-performance by the financial institution, and its cash on deposit is fully liquid. CRA continually monitors the credit ratings of the institution.

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

        The following table shows CRA's financial instruments as of December 31, 2016 and January 2, 2016 that are measured and recorded in the consolidated financial statements at fair value on a recurring basis (in thousands):

	December 31, 2016
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Assets:
Money market funds	$10,024	$—	$—

Total Assets	$10,024	$—	$—

Liabilities:
Contingent acquisition liability	$—	$—	$549

Total Liabilities	$—	$—	$549

	January 2, 2016
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Assets:
Money market funds	$6,015	$—	$—

Total Assets	$6,015	$—	$—

Liabilities:
Contingent acquisition liability	$—	$—	$773

Total Liabilities	$—	$—	$773

        The fair values of CRA's money market funds are based on quotes received from third-party banks.

        The contingent acquisition liability in the table above is for estimated future contingent consideration payments related to a prior acquisition. The fair value measurement of this liability is based on significant inputs not observed in the market and thus represents a Level 3 measurement. The significant unobservable inputs used in the fair value measurements of this contingent acquisition

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

liability are CRA's measures of the estimated payouts based on internally generated financial projections and discount rates. The fair value of the contingent acquisition liability is reassessed on a quarterly basis by CRA using additional information as it becomes available and any change in the fair value estimate is recorded in the earnings of that period.

        CRA's financial instruments, including cash, accounts receivable, loans and advances to employees and non-employee experts, accounts payable, and accrued expenses, are carried at cost, which approximates their fair value because of the short-term maturity of these instruments or because their stated interest rates are indicative of market interest rates.

Goodwill

        In accordance with ASC Topic 350, "Intangibles—Goodwill and Other" ("ASC Topic 350"), goodwill and intangible assets with indefinite lives are not subject to amortization, but are monitored annually as of October 15th for impairment, or more frequently, as necessary, if events or circumstances exist that would more likely than not reduce the fair value of the reporting unit below its carrying amount. For CRA's fiscal 2016 goodwill impairment analysis, it operates under one reporting unit, which is its consulting services. Prior to April 13, 2016, CRA operated under two reporting units, which were its consulting services and GNU.

        Under ASC Topic 350, in performing the first step of the goodwill impairment testing and measurement process, CRA compares the estimated value of each of its reporting units to its net book value to identify potential impairment. CRA estimates the fair value of its consulting business utilizing its market capitalization, plus an appropriate control premium, less, prior to fiscal 2016, the estimated fair value of GNU. Market capitalization is determined by multiplying CRA's shares outstanding on the test date by the market price of its common stock on that date. CRA determines the control premium utilizing data from publicly available premium studies for the trailing four quarters for public company transactions in its industry group. If the estimated fair value of a reporting unit is less than its net book value, the second step is performed to determine if goodwill is impaired. If through the impairment evaluation process a reporting unit determines that goodwill has been impaired, an impairment charge would be recorded in CRA's consolidated income statement.

        The re-measurement of a reporting unit's fair value and that of its underlying assets and liabilities is classified as a Level 3 fair value assessment due to the significance of unobservable inputs developed using specific information from the reporting units. The fair value adjustment to goodwill, which resulted in GNU's impairment charge in the fourth quarter of fiscal 2015, was computed as the difference between its fair value and the fair value of its underlying assets and liabilities. The unobservable inputs used to determine the fair value of the underlying assets and liabilities were based on our specific information such as estimates of revenue and cost growth rates, profit margins, discount rates, and cost estimated. See note 3, "Goodwill and Intangible Assets," for further details.

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

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Concentration of Credit Risk

        CRA's billed and unbilled receivables consist of receivables from a broad range of clients in a variety of industries located throughout the U.S. and in other countries. CRA performs a credit evaluation of its clients to minimize its collectability risk. Periodically, CRA will require advance payment from certain clients. However, CRA does not require collateral or other security. CRA maintains accounts receivable allowances for estimated losses and disputed amounts resulting from clients' failures to make required payments. CRA bases its estimates on historical collection experience, current trends, and credit policy. In determining these estimates, CRA examines historical write-offs of its receivables and reviews client accounts to identify any specific customer collection issues. If the financial condition of any of CRA's customers were to deteriorate or any dispute regarding CRA's services provided were to arise, resulting in an impairment of their ability or intent to make payment, additional allowances may be required.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        A rollforward of the accounts receivable allowances is as follows (in thousands):

	Fiscal Year	Fiscal Year
	2016	2015
Balance at beginning of period	$3,648	$4,177
Increases to reserves	2,761	2,361
Amounts written off	(2,156)	(2,881)
Effects of foreign currency translation	—	(9)

Balance at end of period	$4,253	$3,648

        A rollforward of the unbilled receivables allowances is as follows (in thousands):

	Fiscal Year	Fiscal Year
	2016	2015
Balance at beginning of period	$2,354	$2,233
Increases to reserves	2,102	2,832
Amounts written off	(2,736)	(2,711)

Balance at end of period	$1,720	$2,354

        Amounts deemed uncollectible are recorded as a reduction to revenues.

Net Income (Loss) Per Share

        CRA computes basic net income or loss per share by dividing net income or loss by the weighted-average number of shares outstanding. CRA computes diluted net income or loss per share by dividing net income or loss by the sum of the weighted-average number of shares determined from the basic earnings per common share computation and the number of common stock equivalents that would have a dilutive effect. To the extent that there is a net loss, CRA assumes all common stock equivalents to be anti-dilutive, and they are excluded from diluted weighted-average shares outstanding. CRA determines common stock equivalent shares outstanding in accordance with the treasury stock method. In those years in which CRA has both net income and participating securities, CRA computes basic net income per share utilizing the two-class method earnings allocation formula to determine earnings per share for each class of stock according to dividends and participation rights in undistributed earnings. Under the two-class method, basic earnings per common share is computed by dividing net earnings allocated to common stock by the weighted-average number of common shares outstanding. CRA's participating securities consist of unvested share-based payment awards that contain a nonforfeitable right to receive dividends.

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

Deferred Compensation

        CRA accounts for performance based cash awards using a prospective accrual method. Under the requirements of ASC Topic 710, "Compensation General" ("ASC Topic 710") to the extent the terms of the contract attribute all or a portion of the expected future benefits to a period of service greater than one year, the cost of those benefits are accrued over the period of the employee or non-employee's service in a systematic and rational manner. CRA has implemented a process that requires the liability to be re-evaluated on a quarterly basis.

        The required service period typically ranges from three to six years starting at the beginning of the awards performance measurement period. A recipient of such an award is expected to be affiliated with CRA for the entire service period. If a recipient terminates affiliation with CRA during the measurement period, the amount paid will be determined in accordance with the recipient's specific contract provisions.

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

        In addition, the calculation of CRA's tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several different tax jurisdictions. CRA records liabilities for estimated tax obligations resulting in a provision for taxes that may become payable in the future in accordance with ASC Topic 740-10, "Income Taxes," which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. CRA includes accrued interest and penalties, if any, related to uncertain tax positions in income tax expense.

Foreign Currency Translation

        Balance sheet accounts of CRA's foreign subsidiaries are translated into U.S. dollars at year-end exchange rates and operating accounts are translated at average exchange rates for each year. The resulting translation adjustments are recorded in shareholders' equity as a component of accumulated other comprehensive income (loss). Foreign currency transactions are translated at current exchanges rates, with adjustments recorded in the statement of operations. The effect of transaction gains and losses recorded in income before provision for income taxes amounted to losses of $0.4 million, $0.6 million and $0.3 million for fiscal 2016, fiscal 2015, and fiscal 2014, respectively.

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

Revenue from Contracts with Customers

        In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date ("ASU 2015-14"). ASU 2015-14 defers by one year the effective date of ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The deferral results in ASU 2014-09 being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted for interim and annual periods beginning after December 15, 2016. The main provision of ASU 2014-09 is to recognize revenue when control of the goods or services transfers to the customer, as opposed to the existing guidance of recognizing revenue when the risks and rewards transfer to the customer. The standard is expected to have an impact on the amount and timing of revenue recognized and the related disclosures on the Company's financial statements. The Company will adopt ASU 2014-09 during the first quarter of 2018 and the Company expects to adopt this new standard using the modified retrospective method. The Company has not completed its assessment and has not yet determined whether the impact of the adoption of this standard on its financial position, results of operations, cash flows, or disclosures will be material.

Improvements to Employee Share-Based Payment Accounting

        In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 establishes new classification for excess tax benefits and deficiencies relating to share based payments. In addition, the new pronouncement allows for the option of estimating awards expected to vest or accounting for forfeitures when they occur. Cash paid by employers when withholding shares for tax withholding purposes will now be classified as a financing activity. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company will adopt ASU 2016-09 in its first quarter of 2017. Currently, excess tax benefits or deficiencies from the Company's equity awards are recorded as additional paid-in capital in its Consolidated Balance Sheets. Upon adoption, the Company will record any excess tax benefits or deficiencies from its equity awards in its Consolidated Statements of Operations in the reporting periods in which vesting occurs. As a result, subsequent to

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

adoption the Company's income tax expense and associated effective tax rate will be impacted by fluctuations in stock price between the grant dates and vesting dates of equity awards.

Statement of Cash Flows (Topic 230): Restricted Cash

        In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"). ASU 2016-18 amends ASC 230 to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. The new standard requires cash and cash equivalents balances on the statement of cash flows to include restricted cash and cash equivalent balances. ASU 2016-18 requires the registrant to provide appropriate disclosures about its accounting policies pertaining to restricted cash in accordance with GAAP. Additionally, changes in restricted cash and restricted cash equivalents that result from transfers between cash, cash equivalents, and restricted cash and restricted cash equivalents should not be presented as cash flow activities in the statement of cash flows. A registrant with a material balance of amounts generally described as restricted cash and restricted cash equivalents must disclose information about the nature of the restrictions. The new standard is effective for interim and annual periods beginning after December 15, 2017. CRA believes that the adoption of ASU 2016-18 will not have a material impact on its financial position, results of operations, cash flows, or disclosures.

Business Combinations (Topic 805): Clarifying the Definition of a Business

        On January 5, 2017, the FASB issued a new ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01"). ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist companies and other reporting organizations with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the amendments, a business is an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return in the form of dividends, lower costs, or other economic benefits directly to investors or other owners, members, or participants. For public companies, ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Early application of the amendments in ASU 2017-01 is allowed for transactions of which the acquisition date occurs before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance; and for transactions in which a subsidiary is deconsolidated or a group of assets is derecognized that occur before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance. CRA has not yet determined the effects, if any, that the adoption of ASU 2017-01 may have on the Company's financial position, results of operations, cash flows, or disclosures.

Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

        On January 26, 2017, the FASB issued a new ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplifies the subsequent measurement of goodwill, and eliminates Step 2 from the goodwill impairment test. Under the amendments, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The amendment also eliminated the requirements for any reporting unit with a zero or negative carrying

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. For public companies, ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. CRA has not yet determined the effects, if any, that the adoption of ASU 2017-04 may have on the Company's financial position, results of operations, cash flows, or disclosures.

2.     Forgivable Loans

        In order to attract and retain highly skilled professionals, CRA may issue forgivable loans to employees and non-employee experts, certain of which loans may be denominated in local currencies. A portion of these loans is collateralized. The forgivable loans have terms that are generally between three and eight years with interest ranging up to 3.25%. The principal amount of forgivable loans and accrued interest is forgiven by CRA over the term of the loans, so long as the employee or non-employee expert continues employment or affiliation with CRA and complies with certain contractual requirements. During fiscal years 2016 and 2015, there were no balances due under these loans for which the full principal and interest were not collected. The expense associated with the forgiveness of the principal amount of the loans is recorded as compensation expense over the service period, which is consistent with the term of the loans. CRA has not typically recorded an allowance for doubtful accounts for these loans due to its collection experience and its assessment of collectability. For fiscal 2016 and fiscal 2015, no allowances or write offs of these loans were recorded.

        Forgivable loan activity for fiscal years 2016 and 2015 is as follows (in thousands):

	December 31, 2016	January 2, 2016
Beginning balance	$44,685	$45,356
Advances	6,949	14,531
Accruals	316	—
Repayments	(709)	—
Amortization	(16,575)	(15,202)
Effects of foreign currency translation	(704)	—

Ending balance	$33,962	$44,685

Current portion of forgivable loans	$5,897	$4,402

Non-current portion of forgivable loans	$28,065	$40,283

3.     Goodwill and Intangible Assets

        The changes in the carrying amount of goodwill for fiscal 2016 and fiscal 2015 are as follows (in thousands):

	Goodwill, gross	Accumulated impairment losses	Goodwill, net
Balance at January 2, 2016	$153,387	$(76,417)	$76,970
Effect of foreign currency translation	(2,206)	—	(2,206)

Balance at December 31, 2016	$151,181	$(76,417)	$74,764

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Goodwill, gross	Accumulated impairment losses	Goodwill, net
Balance at January 3, 2015	$154,196	$(71,893)	$82,303
Goodwill adjustments related to GNU	—	(4,524)	(4,524)
Effect of foreign currency translation	(809)	—	(809)

Balance at January 2, 2016	$153,387	$(76,417)	$76,970

        GNU incurred an impairment loss during the fourth quarter of fiscal 2015. GNU did not incur an impairment loss in fiscal 2016 or fiscal 2014. CRA did not incur an impairment loss during fiscal 2016, fiscal 2015 or fiscal 2014 as there were no events or circumstances that would more likely than not reduce CRA's fair value below its carrying amount, and CRA's estimated fair value was greater than its carrying value as of October 15th of each of these fiscal years.

        Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives. There were no impairment losses related to intangible assets during fiscal 2016, fiscal 2015, or fiscal 2014.

        The components of acquired identifiable intangible assets are as follows (in thousands):

	December 31, 2016	January 2, 2016
Non-competition agreements, net of accumulated amortization of $3,821 and $4,064, respectively	$80	$129
Customer relationships, net of accumulated amortization of $5,181 and $4,598, respectively	2,605	3,462

Total, net of accumulated amortization of $9,225 and $10,454, respectively	$2,685	$3,591

        Amortization of intangible assets was $0.9 million, $1.0 million, and $1.4 million in fiscal 2016, fiscal 2015, and fiscal 2014, respectively. Amortization of intangible assets held at December 31, 2016 for the next five fiscal years is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
2017	$812
2018	787
2019	542
2020	488
2021	56

$2,685

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.     Property and Equipment

        Property and equipment consist of the following (in thousands):

	December 31, 2016	January 2, 2016
Computer, office equipment and software	$21,779	$21,920
Leasehold improvements	29,425	29,361
Furniture	8,679	6,930

Total cost	59,883	58,211
Accumulated depreciation and amortization	(23,502)	(26,873)

	$36,381	$31,338

        Depreciation expense, including amounts recorded in costs of services, was $7.0 million, $5.5 million, and $5.0 million, in fiscal 2016, fiscal 2015, and fiscal 2014, respectively.

5.     Accrued Expenses

        Accrued expenses consist of the following (in thousands):

	December 31, 2016	January 2, 2016
Compensation and related expenses	$67,582	$57,963
Income taxes payable	534	323
Other	7,165	6,832

	$75,281	$65,118

        As of December 31, 2016 and January 2, 2016, $53.9 million and $44.9 million, respectively, of accrued bonuses for fiscal 2016 and fiscal 2015 were included above in "Compensation and related expenses".

6.     Credit Agreement

        CRA is party to a credit agreement that provides CRA with a $125.0 million revolving credit facility and a $15.0 million sublimit for the issuance of letters of credit. CRA may use the proceeds of the revolving credit facility to provide working capital and for other general corporate purposes. CRA may repay any borrowings under the revolving credit facility at any time, but no later than April 24, 2018. There were no borrowings outstanding under this revolving credit facility as of December 31, 2016 or January 2, 2016.

        As of December 31, 2016, the amount available under this revolving credit facility was reduced by certain letters of credit outstanding, which amounted to $2.2 million. Borrowings under the revolving credit facility bear interest at a rate per annum of either (i) the adjusted base rate, as defined in the credit agreement, plus an applicable margin, which varies between 0.50% and 1.50% depending on CRA's total leverage ratio as determined under the credit agreement, or (ii) the adjusted eurocurrency rate, as defined in the credit agreement, plus an applicable margin, which varies between 1.50% and 2.50% depending on CRA's total leverage ratio. CRA is required to pay a fee on the unused portion of the revolving credit facility at a rate per annum that varies between 0.25% and 0.375% depending on its total leverage ratio. Borrowings under the revolving credit facility are secured by 100% of the stock of certain of CRA's U.S. subsidiaries and 65% of the stock of certain of its foreign subsidiaries, which

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

represent approximately $22.6 million and $6.0 million in net assets as of December 31, 2016 and January 2, 2016, respectively.

        Under the credit agreement, CRA must comply with various financial and non-financial covenants. Compliance with these financial covenants is tested on a fiscal quarterly basis. Any indebtedness outstanding under the revolving credit facility may become immediately due and payable upon the occurrence of stated events of default, including CRA's failure to pay principal, interest or fees or a violation of any financial covenant. The financial covenants require CRA to maintain an adjusted consolidated EBITDA to consolidated interest expense ratio of more than 2.5:1.0 and to comply with a consolidated debt to adjusted consolidated EBITDA ratio of not more than 3.0:1.0. The non-financial covenant restrictions of the senior credit agreement include, but are not limited to, CRA's ability to incur additional indebtedness, engage in acquisitions or dispositions, and enter into business combinations. As of December 31, 2016, CRA was in compliance with the covenants of its credit agreement.

7.     Employee Benefit Plans

        CRA maintains qualified defined-contribution plans under Section 401(k) of the Internal Revenue Code, covering substantially all U.S. employees who meet specified age and service requirements. Company contributions are made at the discretion of CRA, and cannot exceed the maximum amount deductible under applicable provisions of the Internal Revenue Code. CRA also has a defined-contribution plan covering employees in the United Kingdom for which company contributions are made at the discretion of CRA. Company contributions under these plans amounted to approximately $2.7 million, $2.2 million, and $1.6 million for fiscal 2016, fiscal 2015, and fiscal 2014, respectively.

8.     Net Income (Loss) Per Share

        CRA calculates basic and diluted earnings per common share using the two-class method. Under the two-class method, net earnings are allocated to each class of common stock and participating security as if all of the net earnings for the period had been distributed. CRA's participating securities consist of unvested share-based payment awards that contain a nonforfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common shareholders. Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares as of the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards. Net earnings allocable to these participating securities were not significant for fiscal 2016, fiscal 2015 or fiscal 2014.

        The following table presents a reconciliation from net income to the net income available to common shareholders (in thousands):

	Fiscal Year 2016	Fiscal Year 2015	Fiscal Year 2014
Net income, as reported	$12,888	$7,657	$13,638
Less: net income attributable to participating shares	95	59	20

Net income available to common shareholders	$12,793	$7,598	$13,618

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        For fiscal 2016, fiscal 2015 and fiscal 2014, the following is a reconciliation of basic to diluted weighted average shares of common stock outstanding (in thousands):

	Fiscal Year 2016	Fiscal Year 2015	Fiscal Year 2014
Basic weighted average shares outstanding	8,503	9,010	9,747
Common stock equivalents:
Stock options, restricted stock shares and restricted stock units	98	185	150

Diluted weighted average shares outstanding	8,601	9,195	9,897

        For fiscal 2016, fiscal 2015 and fiscal 2014, the following table presents net income per share attributable to CRA:

	Fiscal Year 2016	Fiscal Year 2015	Fiscal Year 2014
Basic	$1.50	$0.84	$1.40
Diluted	$1.49	$0.83	$1.38

        For fiscal 2016, fiscal 2015 and fiscal 2014, the anti-dilutive share based awards that were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding amounted to 581,546, 522,593, and 764,748 shares, respectively. These share-based awards were anti-dilutive because their exercise price exceeded the average market price over the respective period.

9.     Common Stock

        Share-Based Compensation.    Approximately $6.7 million, $5.8 million, and $5.3 million of share-based compensation expense was recorded in fiscal 2016, fiscal 2015, and fiscal 2014, respectively, as an increase to common stock for share-based payment awards made to CRA's employees and directors, based on the estimated grant date fair values of stock options, shares of restricted stock, and restricted stock units vesting during the period.

        CRA also recorded $146,000, $11,000, and $271,000 for fiscal 2016, fiscal 2015, and fiscal 2014, respectively, in shared-based compensation expense for grants to non-employees (other than directors).

        Restricted Share Vesting.    In fiscal 2016, fiscal 2015, and fiscal 2014, 201,905, 106,504, and 149,195 shares of restricted stock and restricted stock units vested, respectively. CRA redeemed 69,000, 28,900, and 41,470 of these shares from their holders in order to pay $1.9 million, $0.7 million, and $1.2 million, respectively, of employee tax withholdings.

        Common Stock Repurchases and Retirements.    On October 23, 2014 and March 21, 2016, CRA's Board of Directors authorized the repurchase of up to $30.0 million and $20.0 million, respectively, of CRA's common stock. Repurchases under these programs are discretionary and CRA may make such repurchases under any of these programs in the open market (including under any Rule 10b5-1 plan adopted by CRA) or in privately negotiated transactions, in each case in accordance with applicable insider trading and other securities laws and regulations. CRA records the retirement of its repurchased shares as a reduction to common stock.

        During fiscal 2016, CRA repurchased and retired 783,703 shares under these share repurchase programs at an aggregate price of approximately $19.1 million, resulting in approximately $9.0 million available for future repurchases as of December 31, 2016. During fiscal 2015, CRA repurchased and retired 477,292 shares under these share repurchase programs at an aggregate price of approximately

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$12.8 million, resulting in approximately $8.1 million available for future repurchases as of January 2, 2016. During fiscal 2014, CRA repurchased and retired 971,515 shares under these share repurchase programs at an aggregate price of approximately $25.5 million, resulting in approximately $20.9 million available for future repurchases as of January 3, 2015.

        Tender Offer.    During fiscal 2016, a total of 1,164 shares of common stock were tendered in conjunction with a modified "Dutch Auction" self tender offer at a purchase price of $19.75 per share.

        Exercise of Stock Options.    During fiscal 2016, 124,931 options were exercised for $2.9 million of proceeds. During fiscal 2015, 29,288 options were exercised for $0.6 million of proceeds. During fiscal 2014, 20,931 options were exercised for $0.5 million of proceeds.

        Tax Benefits and Deficits on Stock Option Exercises and Restricted Share Vesting.    In fiscal 2016 and 2015, CRA recorded a net tax deficit on stock option exercises, expirations and the vesting of shares of restricted stock and restricted stock units, as a decrease to common stock totaling $0.2 million and $0.4 million, respectively. In fiscal 2014, CRA recorded $0.1 million of a net tax benefit on stock option exercises, expirations and the vesting of shares of restricted stock and restricted stock units, as an increase to common stock.

10.   Share-Based Compensation

        CRA recorded approximately $6.7 million, $5.8 million, and $5.3 million of compensation expense for fiscal 2016, fiscal 2015, and fiscal 2014, respectively, for share-based awards consisting of stock options, shares of restricted stock, time-vesting restricted stock units, and performance-vesting restricted stock units issued to employees and directors based on their respective estimated grant date fair values. Performance-vesting restricted stock units are expensed using the graded acceleration method.

        In addition, CRA recorded $146,000, $11,000, and $271,000 of share-based compensation expense during fiscal 2016, fiscal 2015, and fiscal 2014, respectively, for share-based awards consisting of stock options and shares of restricted stock issued to non-employees (other than directors).

        Share-based Compensation Plans.    As of December 31, 2016, CRA's active equity-based compensation plans consist of its Amended and Restated 2006 Equity Incentive Plan, as amended (the "2006 Equity Plan"), and its 1998 Employee Stock Purchase Plan (the "1998 ESPP"), a tax-qualified plan under Section 423 of the Internal Revenue Code. During fiscal 2009, CRA also implemented a long-term incentive program, or "LTIP," as a framework for grants made under the 2006 Equity Plan to its senior corporate leaders, practice leaders and key revenue generators. Under the LTIP, participants have received a mixture of stock options, time-vesting restricted stock units, and performance-vesting restricted stock units in each fiscal year since 2009, except 2012. In December 2016, CRA's Board of Directors amended CRA's Cash Incentive Plan to facilitate the grant to LTIP participants of service-based and performance-based cash awards as new components of the LTIP. The LTIP is designed to reward CRA's senior corporate leaders, practice leaders and key revenue generators and provide them with the opportunity to share in the long-term growth of CRA.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        2006 Equity Plan: Maximum and Available Shares.    The 2006 Equity Plan authorizes the grant of a variety of incentive and performance awards to CRA's directors, employees and independent contractors, including stock options, shares of restricted stock, restricted stock units, and other equity awards. The 2006 Equity Plan has used standard "fungibility ratios" to count grants of full-share awards (such as shares of restricted stock and restricted stock units) against the maximum number shares issuable under the plan. The current fungibility ratio, applicable to grants made on or after April 30, 2010, is 1.83. The fungibility ratio does not apply to grants of stock options. The maximum number of shares issuable under the 2006 Equity Plan is 4,874,000, consisting of (1) 500,000 shares initially reserved for issuance under the 2006 Equity Plan, (2) 1,000,000 shares that either remained for future awards under our 1998 Incentive and Nonqualified Stock Option Plan (the "1998 Option Plan") on April 21, 2006, the date CRA's shareholders initially approved the 2006 Equity Plan, or were subject to stock options issued under the 1998 Option Plan that were forfeited or terminated after April 21, 2006, (3) 210,000 shares approved by CRA's shareholders in 2008, (4) 1,464,000 shares approved by CRA's shareholders in 2010, and (5) the 2,500,000 shares approved by CRA's shareholders in 2012 reduced by the 800,000 shares cancelled by CRA's Board of Directors on April 22, 2016, as reported in the current report on Form 8-K that CRA filed on April 27, 2016. The shares available for grant under the 2006 Equity Plan as of December 31, 2016 was 60,221.

        1998 Option Plan.    With the adoption of the 2006 Equity Incentive Plan in 2006, CRA stopped granting awards under the 1998 Option Plan, and, as of December 31, 2016, there were no awards outstanding under the 1998 Option Plan.

        2009 Nonqualified Inducement Stock Option Plan.    CRA adopted its 2009 Nonqualified Inducement Stock Option Plan in 2009 (the "2009 Option Plan"). As of December 31, 2016, there were no shares available for grant, and no outstanding awards, under the 2009 Option Plan.

        Stock Options.    A summary of option activity during fiscal 2016 from the 2006 Equity Plan, the 2009 Option Plan and the 1998 Option Plan is as follows. The awards granted under the 2009 Option Plan and 1998 Option Plan that were outstanding at any point during fiscal 2016 all expired prior to December 31, 2016 and, as noted above, no awards were granted under the 2009 Option Plan or the 1998 Option Plan during fiscal 2016. Accordingly, all of the stock options outstanding as of December 31, 2016 were granted under the 2006 Equity Plan.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 2, 2016	1,206,778	$26.36
Fiscal 2016:
Granted	32,000	30.96
Exercised	(124,931)	22.83		$729
Expired	(168,764)	48.95
Forfeited	—	—

Outstanding at December 31, 2016	945,083	22.95	4.09	$12,904

Options exercisable at December 31, 2016	577,963	$22.18	3.26	$8,337

Vested or expected to vest at December 31, 2016	939,630	$22.94	4.08	$12,835

        The weighted average fair market value using the Black-Scholes option-pricing model of the stock options granted under the 2006 Equity Incentive Plan in fiscal 2016, fiscal 2015 and fiscal 2014 was $9.93, $7.37 and $12.24, respectively. The fair market value of the stock options at the date of grant

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2016	2015	2014
Risk-free interest rate	1.3%	1.4%	1.6%
Expected volatility	36%	39%	43%
Expected dividend yield	1.5%	—	—
Forfeiture rate	0.5%	1.1%	4.0%
Weighted average expected life (in years)	4.58	4.50	5.00

        The risk-free interest rate is based on U.S. Treasury interest rates with corresponding terms consistent with the expected life of the stock options. Expected volatility and expected life are based on CRA's historical experience. Expected dividend yield was determined based on our annualized dividend rate per share, as a percentage of average market price of the common stock, on each dividend payment date. The forfeiture rate used was based upon historical experience. CRA believes its historical experience is an appropriate indicator of future forfeitures.

        The aggregate intrinsic value of stock options exercised in fiscal 2016, fiscal 2015, and fiscal 2014 was approximately $0.7 million, $0.1 million, and $0.1 million, respectively. The following table summarizes stock options outstanding and stock options exercisable under the 2006 Equity Plan as of December 31, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2016	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable at December 31, 2016	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price
$16.12 - 21.48	324,259	3.14	$19.20	263,086	2.97	$19.36
$21.49 - 26.86	408,809	4.26	21.75	224,890	2.94	21.94
$26.87 - 32.23	212,015	5.20	30.98	89,987	4.89	30.98

Total	945,083	4.09	$22.95	577,963	3.26	$22.18

        The following table provides a roll-forward of the outstanding stock options under the 2006 Equity Incentive Plan over fiscal 2016:

	Options
	Number of Shares	Weighted-Average Fair Value
Non-vested at January 2, 2016	505,264	$8.75
Granted	32,000	9.93
Vested	(170,144)	8.74
Forfeited	—	—

Non-vested at December 31, 2016	367,120	$8.86

        The total fair value of stock options that vested during fiscal 2016, fiscal 2015, and fiscal 2014 was $1.5 million, $1.5 million, and $1.4 million, respectively. As of December 31, 2016, there was $3.0 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock options granted. That cost is expected to be recognized over a weighted-average period of 2.4 years.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Restricted Stock.    CRA grants shares of restricted stock, which are subject to the execution of a restricted stock agreement, under its 2006 Equity Incentive Plan. Generally, shares of restricted stock vest in four equal annual installments beginning on the first anniversary of the date of grant. Total unrecognized compensation cost, net of expected forfeitures, related to shares of restricted stock as of December 31, 2016 was $1.0 million, which is expected to be recognized over a weighted-average period of 2.6 years. The forfeiture rate of 1.2% used for shares of restricted stock was based upon historical experience. CRA believes its historical experience is an appropriate indicator of future forfeitures.

        The following table provides a roll-forward of the shares of restricted stock under the 2006 Equity Incentive Plan over fiscal 2016:

	Shares of Restricted Stock
	Number of Shares	Weighted-Average Fair Value
Non-vested at January 2, 2016	68,741	$22.47
Granted	21,231	24.73
Vested	(27,850)	21.58
Forfeited	—	—

Non-vested at December 31, 2016	62,122	$23.64

        The total fair value of shares of restricted stock that vested during fiscal 2016, fiscal 2015, and fiscal 2014 was $0.6 million, $0.6 million, and $0.6 million, respectively.

        Time-Vesting RSUs.    CRA grants time-vesting restricted stock units, which are subject to the execution of a restricted stock unit agreement, under its 2006 Equity Incentive Plan. Generally, time-vesting restricted stock units vest in four equal annual installments beginning on the first anniversary of the date of grant. Total unrecognized compensation cost, net of expected forfeitures, related to time-vesting restricted stock units as of December 31, 2016 was $4.1 million, which is expected to be recognized over a weighted-average period of 2.4 years. The forfeiture rate of 1.2% used for time-vesting restricted stock units was based upon historical experience. CRA believes its historical experience is an appropriate indicator of future forfeitures.

        The following table provides a roll-forward of the time-vesting restricted stock units under the 2006 Equity Incentive Plan over fiscal 2016:

	Time-Vesting Restricted Stock Units
	Number of Units	Weighted-Average Fair Value
Non-vested at January 2, 2016	252,321	$23.36
Granted	16,000	30.96
Vested	(83,570)	22.99
Forfeited	—	—

Non-vested at December 31, 2016	184,751	$24.18

        The total fair value of time-vesting restricted stock units that vested during fiscal 2016, fiscal 2015, and fiscal 2014 was $1.9 million, $1.8 million, and $1.5 million, respectively.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Performance-Vesting RSUs.    CRA grants performance-vesting restricted stock units ("PRSUs"), which are subject to the execution of a restricted stock unit agreement, under its 2006 Equity Incentive Plan. Generally, achievement of performance measures for PRSUs are based on a two year performance period, after which the units determined based on this achievement will vest three-fourths in the first year following the performance period and one-fourth on the fourth anniversary of the date of grant. The number of units determined based on the achievement of a PRSUs performance measures generally ranges from 50% to 125% of the PRSU's target number of units.

        In accordance with ASC Topic 718, for PRSUs awarded to employees, CRA estimates share-based compensation cost at the grant date based on the fair value of the award and recognizes the cost over the requisite service period using the graded acceleration method.

        The following table provides a roll-forward of the performance-vesting restricted stock units under the 2006 Equity Incentive Plan over fiscal 2014, fiscal 2015 and fiscal 2016. For purposes of this table, granted PRSUs are counted based on the maximum number of units that could vest upon achievement of the PRSUs' performance conditions which, for all periods presented, equaled 125% of the PRSU's target number of units.

Performance- Vesting Restricted Stock Units
Number of Units
Non-vested at December 28, 2013	245,200
Granted	153,518
Vested	(25,336)
Forfeited	(7,914)

Non-vested at January 3, 2015	365,468

Granted	204,315
Vested	—
Forfeited	(11,624)

Non-vested at January 2, 2016	558,159

Granted	26,666
Vested	(90,485)
Forfeited	(83,187)

Non-vested at December 31, 2016	411,153

        1998 ESPP.    In fiscal 1998, CRA adopted the 1998 ESPP, a tax-qualified plan under Section 423 of the Internal Revenue Code. The 1998 ESPP authorizes the issuance of up to an aggregate of 243,000 shares of common stock to participating employees at a purchase price equal to 85% of fair market value on either the first or the last day of the one-year offering period under the plan. In fiscal 2016, fiscal 2015, and fiscal 2014, there were no offering periods under this plan and no shares were issued. As of December 31, 2016, 211,777 shares are available for grant under the 1998 ESPP.

        Other Equity Matters.    During fiscal 2016, CRA modified an award through an acceleration of the vesting schedule for a director in connection with his retirement. The modification resulted in total additional compensation cost of $0.1 million.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   Business Segment and Geographic Information

        In fiscal 2016 and 2015, CRA operated in two business segments, which were consulting services and GNU. Subsequent to the sale of GNU's business assets on April 13, 2016, CRA operated in one business segment, which was consulting services. GNU's financial information is included below and is immaterial to the overall consolidated financial statements. Revenue and long-lived assets by country, based on the physical location of the operation to which the revenues or the assets relate, are as follows (in thousands):

	Fiscal Year	Fiscal Year	Fiscal Year
	2016 (52 weeks)	2015 (52 weeks)	2014 (53 weeks)
Revenue:
United States	$251,962	$243,261	$238,466
United Kingdom	52,509	44,248	49,127
Other	20,308	16,050	18,778

Total foreign	72,817	60,298	67,905

	$324,779	$303,559	$306,371

	December 31, 2016	January 2, 2016
Long-lived assets (property and equipment, net):
United States	$30,735	$29,877
United Kingdom	5,253	1,075
Other	393	386

Total foreign	5,646	1,461

	$36,381	$31,338

12.   Income Taxes

        The components of income before provision for income taxes are as follows (in thousands):

	2016 (52 weeks)	2015 (52 weeks)	2014 (53 weeks)
Income before provision for income taxes:
U.S.	$16,905	$10,565	$20,899
Foreign	4,984	1,250	2,416

Total	$21,889	$11,815	$23,315

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The provision (benefit) for income taxes consists of the following (in thousands):

	Fiscal Year	Fiscal Year	Fiscal Year
	2016 (52 weeks)	2015 (52 weeks)	2014 (53 weeks)
Currently payable:
Federal	$(770)	$5,104	$8,585
Foreign	664	546	876
State	(637)	1,550	1,878

	(743)	7,200	11,339
Deferred:
Federal	5,562	(799)	(1,068)
Foreign	124	(307)	(505)
State	2,713	(604)	142

	$8,399	$(1,710)	$(1,431)

	$7,656	$5,490	$9,908

        A reconciliation of CRA's tax rates with the federal statutory rate is as follows:

	Fiscal Year	Fiscal Year	Fiscal Year
	2016	2015	2014
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	6.1	5.4	3.6
Tax law changes	(0.3)	—	—
Losses benefited	(5.0)	(9.2)	(1.8)
Losses not benefited	—	5.0	0.6
Foreign rate differential	(3.3)	(2.7)	0.6
Foreign tax credit	(0.7)	—	—
Uncertain tax positions	(0.2)	8.7	0.7
Nondeductible/nontaxable items	3.0	6.8	2.1
Prior period adjustments	(0.5)	(0.6)	3.0
Change in valuation allowance	0.2	(1.7)	(2.2)
GNU goodwill impairment	—	13.4	—
GNU capital gain upon distribution	1.1	—	—
GNU tax provision (benefit)	0.2	(13.6)	0.9
Other	(0.6)	—	—

	35.0%	46.5%	42.5%

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The components of CRA's deferred tax assets (liabilities) are as follows (in thousands):

	December 31, 2016	January 2, 2016
Deferred tax assets:
Accrued compensation and related expense	$16,359	$25,148
Allowance for doubtful accounts	2,160	2,159
Net operating loss carryforwards	3,278	4,097
Accrued expenses and other	2,482	2,462

Total gross deferred tax assets	24,279	33,866
Less: valuation allowance	(2,689)	(4,003)

Total deferred tax assets net of valuation allowance	21,590	29,863
Deferred tax liabilities:
Goodwill and other intangible asset amortization	5,670	4,715
GNU capital gain upon distribution	245	—
Property and equipment	4,495	3,723
Tax basis in excess of financial basis of convertible debentures	1,254	2,569

Total deferred tax liabilities	11,664	11,007

Net deferred tax assets	$9,926	$18,856

        The net change in the total valuation allowance for fiscal 2016 was a decrease of approximately $1.3 million compared to fiscal 2015. The $1.3 million net decrease is comprised primarily of benefits realized for the use of net operating loss carryforwards related to current year taxable income.

        At December 31, 2016, CRA had U.S. state and foreign net operating losses of $2.1 million and $1.7 million, respectively. The U.S. state net operating losses have lives between 10 and 20 years and begin to expire in 2026. Of the $2.1 million of state net operating losses, $0.7 million relate to excess tax benefits that have been excluded from the above table. The benefit of these state net operating losses will be recognized as an adjustment to retained earnings as of the beginning of fiscal 2017, coinciding with the Company's adoption of ASU 2016-09, Improvements to Employee Share Based Payment Accounting, which amends ASC 718, Compensation—Stock Compensation. Under the new guidance, excess tax benefits that were not previously recognized because the related tax deduction had not reduced current taxes payable are to be recorded on a modified retrospective basis through a cumulative effect adjustment to retained earnings as of the beginning of the period in which the new guidance is adopted.

        The foreign operating losses have an indefinite life, except for $0.03 million that will begin to expire in fiscal 2017. GNU has federal and state net operating losses of $7.6 million and $2.5 million, respectively, which are subject to a full valuation allowance and begin to expire in 2017. GNU files separate tax returns and none of its losses are available to offset CRA's consolidated taxable income.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The aggregate changes in the balances of gross unrecognized tax benefits were as follows (in thousands):

	December 31, 2016	January 2, 2016
Balance at beginning of period	$1,265	$535
Reductions for tax positions taken during prior years	(21)	—
Additions for tax positions taken during the current year	82	892
Settlements with tax authorities	(267)	(162)

Balance at end of the period	$1,059	$1,265

        CRA files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. A number of years may elapse before an uncertain tax position, for which CRA has unrecognized tax benefits, is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, CRA believes that its unrecognized tax benefits reflect the most likely outcome. CRA adjusts these unrecognized tax benefits, and the associated interest, in light of changing facts and circumstances. At the end of fiscal 2016, CRA had $121,000 of interest accrued on its unrecognized tax benefit balance for a total unrecognized tax benefit balance on the balance sheet of $1,180,000. Of the total unrecognized tax benefit balance, $97,000 is offset by a future tax deduction when recognized. CRA reported $20,000 of interest and penalties related to unrecognized tax benefits in income tax expense during fiscal 2016 as compared to $18,000 during fiscal 2015. Settlement of any particular position could require the use of cash. Of the total $1,059,000 balance at the end of fiscal 2016, a favorable resolution would result in $874,000 being recognized as a reduction to the effective income tax rate in the period of resolution. It is reasonably likely that $74,000 of gross unrecognized tax benefits will reverse within the next twelve months.

        The number of years with open tax audits varies depending on the tax jurisdiction. CRA's major taxing jurisdiction is the United States where CRA is no longer subject to U.S. federal examinations by the Internal Revenue Service for years before fiscal 2012. Within the significant states where CRA is subject to income tax, CRA is no longer subject to examinations by state taxing authorities before fiscal 2012. CRA's United Kingdom subsidiary's corporate tax returns are no longer subject to examination by Her Majesty's Revenue and Customs for fiscal years before fiscal 2013. During this fiscal year, 2016, examination by the Internal Revenue Service for fiscal 2014 has commenced. CRA believes its reserves for uncertain tax positions are adequate.

        CRA has not provided for deferred income taxes or foreign withholding taxes on undistributed earnings from its foreign subsidiaries of approximately $4.0 million as of December 31, 2016 because such earnings are considered to be indefinitely reinvested. CRA does not rely on these unremitted earnings as a source of funds for its domestic business as it expects to have sufficient cash flow in the U.S. to fund its U.S. operational and strategic needs. If CRA were to repatriate its foreign earnings that are indefinitely reinvested, it would accrue substantially no additional tax expense.

13.   Related-Party Transactions

        CRA made payments to shareholders of CRA who performed consulting services exclusively for CRA in the amounts of $9.4 million, $11.6 million, and $10.2 million in fiscal 2016, fiscal 2015, and fiscal 2014, respectively. These payments were to exclusive non-employee experts for consulting services performed for CRA's clients in the ordinary course of business.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.   Commitments and Contingencies

Operating Lease Commitments

        At December 31, 2016, CRA had the following minimum rental commitments for office space and equipment leases, all of which are under non-cancelable operating leases (in thousands):

Fiscal Year	Rental Commitments
2017	$9,078
2018	9,302
2019	9,477
2020	9,198
2021	9,034
Thereafter	50,842

$96,931

        Certain office leases contain renewal options that CRA may exercise at its discretion, which were not included in the amounts above. Rent expense was approximately $10.4 million, $11.6 million, and $10.0 million in fiscal 2016, fiscal 2015, and fiscal 2014, respectively.

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

        On November 29, 1999, CRA entered into an agreement to lease 44,932 square feet of office space in Washington, D.C. The lease commenced on May 1, 2000 and was set to expire on February 28, 2011. The original annual base rent was approximately $1.4 million for the first year, and subject to annual increases of approximately 2% per annum. Subsequent to entering into the lease, the original lease has had six amendments with the last being signed on July 11, 2016. The amendment consists of an additional 6,366 square feet, is set to expire on December 31, 2027, and has an annual base rent of approximately $0.3 million for the first year, subject to increases of 2.25% per annum. The amended and restated addendum includes a tenant improvement allowance of approximately $0.5 million and a rent abatement of approximately $0.2 million. The performance of CRA's obligations under the lease is secured by a $0.2 million letter of credit.

        On July 15, 2015, CRA entered into an agreement to lease 25,261 square feet of office space in New York, New York. The lease commenced on August 1, 2015 with a rent commencement date of June 1, 2016. The lease will expire on May 31, 2026 and, subject to certain conditions, will be extendible for one five-year period. The annual base rent under the lease is approximately $1.8 million per annum for the first five years of the lease's base term, and is subject to increase to $2.0 million per annum during the remainder of the lease's base term. The lease includes a ten month base rent abatement period from lease commencement to rent commencement date for a total abatement of approximately $1.5 million. In addition, the lease includes a tenant improvement allowance of

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

approximately $2.1 million. The performance of CRA's obligations under the lease is secured by a $0.9 million letter of credit.

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

        On October 26, 2006, CRA entered into an agreement to lease 32,168 square feet of office space in London, UK for the 24th, 25, and 26th floors. The leases commenced on March 1, 2007 for the 25th and 26th floors and November 1, 2007 for the 24th floor. The 24th floor lease terminated on June 30, 2012. The 25th and 26th floor terminated on October 2, 2016. In 2015, the base rent was approximately £1.2 million.

        On May 20, 2016, CRA entered into an agreement to lease 23,035 square feet of office space in London, UK for the 4th and ground floors. The leases for both floors expire on May 19, 2031. The initial base rent for the two floors is approximately £1.6 million per year, and is subject to increase every five years, based on rental market conditions at that time. At the end of the leases, CRA will be responsible to return the vacated floors to original condition at CRA's expense.

Other

        CRA is party to standby letters of credit with its bank in support of the minimum future lease payments under leases for permanent office space and bonds required per the terms of certain project proposals and contracts amounting to $2.2 million as of December 31, 2016.

Contingencies

        CRA's contingent consideration obligation relating to a previous acquisition amounted to $0.5 million and $0.8 million at December 31, 2016 and January 2, 2016, respectively. The amount of this obligation is computed based on the likelihood of achieving certain forecasted revenues over the contractual measurement period. The liability is re-measured on a quarterly basis.

        CRA is subject to legal actions arising in the ordinary course of business. In management's opinion, CRA believes it has adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions. CRA does not believe any settlement or judgment relating to any pending legal action would materially affect its financial position or results of operations.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.   Quarterly Financial Data (Unaudited)

	Quarter Ended
	April 2, 2016	July 2, 2016	October 1, 2016	December 31, 2016
	(In thousands, except per share data)
Revenues	$80,912	$82,607	$81,691	$79,569
Gross profit	25,397	24,657	23,859	23,486
Income from operations	4,326	5,680	5,297	3,615
Income before provision for income taxes	4,185	9,269	5,060	3,375
Net income	2,239	6,767	3,151	2,076
Net (income) loss attributable to noncontrolling interest, net of tax	184	(1,552)	42	(18)
Net income attributable to CRA International, Inc.	$2,423	$5,215	$3,193	$2,058
Basic net income per share	$0.27	$0.60	$0.39	$0.25
Diluted net income per share	$0.27	$0.59	$0.38	$0.24
Weighted average number of shares outstanding:
Basic	8,871	8,695	8,177	8,269
Diluted	8,927	8,779	8,309	8,443

	Quarter Ended
	April 4, 2015	July 4, 2015	October 3, 2015	January 2, 2016
	(In thousands, except per share data)
Revenues	$78,039	$76,535	$76,525	$72,460
Gross profit	24,220	25,860	24,496	21,333
Income (loss) from operations	4,476	5,648	4,581	(2,310)
Income (loss) before provision for income taxes	4,631	5,391	4,346	(2,553)
Net income (loss)	2,899	3,202	2,813	(2,589)
Net (income) loss attributable to noncontrolling interest, net of tax	(120)	123	47	1,282
Net income (loss) attributable to CRA International, Inc.	$2,779	$3,325	$2,860	$(1,307)
Basic net income (loss) per share	$0.30	$0.37	$0.32	$(0.15)
Diluted net income (loss) per share	$0.30	$0.36	$0.31	$(0.15)
Weighted average number of shares outstanding:
Basic	9,190	9,034	8,940	8,876
Diluted	9,403	9,253	9,025	8,876

        Total net income (loss) per share was computed using the two-class method earnings allocation formula when there were earnings to distribute to participating securities in a given quarter. In those quarters above that include a net loss for the quarter, the two-class method would not apply. As such, the aggregate net income (loss) per share for fiscal 2015 as a whole would not agree in the aggregate with the quarterly information presented above.

        During the fourth quarter of fiscal 2015, GNU incurred an impairment loss of $4.5 million. After considering taxes and allocation of net losses to noncontrolling interest, the net charge amounted to $1.6 million.

        During the fourth quarter of fiscal 2015, CRA identified a prior period error, relating to client reimbursable revenue and expenses, and recorded an adjustment of $0.7 million to revenue and

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$0.3 million to pre-tax income to correct this error. CRA concluded that this error was not material to its prior reporting periods.

16.   Subsequent Events

        On January 30, 2017, CRA acquired substantially all of the business assets and assumed certain liabilities of C1 Consulting, LLC and its wholly owned Swiss subsidiary, C1 Associates GmbH. With this acquisition CRA welcomed 86 new colleagues and provided CRA with new offices in San Francisco, California; Summit, New Jersey; and Lucerne, Switzerland, and added staff to CRA's Boston and New York City locations. The transaction was paid for with a combination of cash and shares of CRA common stock. Depending on the achievement of certain milestones, CRA may pay additional consideration. The fair value of the assets acquired and the liabilities assumed as part of the acquisition will be finalized as we receive other information relevant to the acquisition and complete our analysis of other transaction-related costs. The acquisition will be accounted for under the purchase method of accounting, and the results of operations will be included in the Company's statements of operations from the date of acquisition.

        On February 2, 2017, the Compensation Committee of the Board of Directors approved the Long-Term Incentive Plan for 2017 and related grants. The 2017 LTIP provides participants with a mixture of time-vested restricted stock units, time-vested cash awards and/or performance-based cash awards.

        On February 15, 2017, CRA entered into an agreement to lease 5,578 square feet of office space in Toronto, Ontario, Canada. The lease will commence on November 1, 2017 and is set to expire on October 31, 2027. The annual base rent is approximately $0.1 million for the first lease year, and is subject to annual increases of approximately 2% per annum.

        On February 16, 2017, CRA's Board of Directors declared a quarterly cash dividend of $0.14 per common share, payable on March 17, 2017 to shareholders of record as of February 27, 2017.