Form 10-Q
period 2017-04-01
CRA INTERNATIONAL, INC.
filed 2017-05-11
CIK 1053706

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2017
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐

        If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2017
Common Stock, no par value per share	8,574,865 shares

CRA International, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

CRA INTERNATIONAL, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS (unaudited)

(In thousands, except share data)

	Quarter Ended
	April 1, 2017	April 2, 2016
Revenues	$88,171	$80,912
Costs of services	62,581	55,515

Gross profit	25,590	25,397
Selling, general and administrative expenses	18,716	19,221
Depreciation and amortization	1,963	1,850

Income from operations	4,911	4,326
Interest expense, net	(112)	(107)
Other expense, net	(191)	(34)

Income before provision for income taxes	4,608	4,185
Provision for income taxes	(1,778)	(1,946)

Net income	2,830	2,239
Net loss attributable to noncontrolling interest, net of tax	23	184

Net income attributable to CRA International, Inc.	$2,853	$2,423

Net income per share attributable to CRA International, Inc.:
Basic	$0.34	$0.27

Diluted	$0.33	$0.27

Weighted average number of shares outstanding:
Basic	8,419	8,871

Diluted	8,621	8,927

See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(In thousands)

	April 1, 2017	April 2, 2016
Net income	$2,830	$2,239
Other comprehensive income
Foreign currency translation adjustments	584	23

Comprehensive income	3,414	2,262
Less: comprehensive loss attributable to noncontrolling interest	23	184

Comprehensive income attributable to CRA International, Inc.	$3,437	$2,446

See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except share data)

	April 1, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$21,819	$53,530
Accounts receivable, net of allowances of $5,286 at April 1, 2017 and $4,253 at December 31, 2016	65,228	66,852
Unbilled services, net of allowances of $2,362 at April 1, 2017 and $1,720 at December 31, 2016	39,376	24,937
Prepaid expenses and other current assets	17,487	19,295
Forgivable loans	6,179	5,897

Total current assets	150,089	170,511
Property and equipment, net	36,246	36,381
Goodwill	87,776	74,764
Intangible assets, net	11,324	2,685
Deferred income taxes	10,033	10,049
Forgivable loans, net of current portion	25,684	28,065
Other assets	1,279	1,187

Total assets	$322,431	$323,642

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,894	$13,729
Accrued expenses	54,055	75,281
Deferred revenue and other liabilities	3,824	3,021
Current portion of deferred rent	1,514	1,499
Current portion of deferred compensation	718	570
Current portion revolving line of credit	6,000	—

Total current liabilities	82,005	94,100
Non-current liabilities:
Deferred rent and facility-related non-current liabilities	15,603	15,191
Deferred compensation and other non-current liabilities	9,255	6,346
Deferred income taxes	261	122

Total non-current liabilities	25,119	21,659
Commitments and contingencies (Note 16)
Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 8,516,783 and 8,333,990 shares issued and outstanding at April 1, 2017 and December 31, 2016, respectively	59,342	54,124
Retained earnings	168,559	166,914
Accumulated other comprehensive loss	(13,234)	(13,818)

Total CRA International, Inc. shareholders' equity	214,667	207,220
Noncontrolling interest	640	663

Total shareholders' equity	215,307	207,883

Total liabilities and shareholders' equity	$322,431	$323,642

See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Quarter Ended
	April 1, 2017	April 2, 2016
OPERATING ACTIVITIES:
Net income	$2,830	$2,239
Adjustments to reconcile net income to net cash used in operating activities, net of effect of acquired businesses:
Depreciation and amortization	1,966	1,846
Deferred rent	395	2,579
Deferred income taxes	201	—
Share-based compensation expenses	1,655	1,655
Excess tax deficit from share-based compensation	—	(32)
Accounts receivable allowances	1,004	339
Changes in operating assets and liabilities:
Accounts receivable	3,061	6,237
Unbilled services	(12,657)	(9,178)
Prepaid expenses and other current asset, and other assets	1,865	2,086
Forgivable loans	2,150	3,157
Incentive cash awards	245	—
Accounts payable, accrued expenses, and other liabilities	(23,086)	(20,888)

Net cash used in operating activities	(20,371)	(9,960)
INVESTING ACTIVITIES:
Consideration paid for acquisitions, net	(16,163)	—
Purchases of property and equipment	(823)	(5,073)

Net cash used in investing activities	(16,986)	(5,073)
FINANCING ACTIVITIES:
Issuance of common stock, principally stock options exercises	1,266	—
Borrowings under revolving line of credit	6,000	—
Payments on notes payable	—	(75)
Tax withholding payments reimbursed by restricted shares	(703)	(490)
Excess tax benefit from share-based compensation	—	32
Cash paid on dividend equivalents	(24)	—
Cash dividends paid to stockholders	(1,188)	—
Repurchase of common stock	—	(296)

Net cash provided by (used in) financing activities	5,351	(829)
Effect of foreign exchange rates on cash and cash equivalents	295	304

Net decrease in cash and cash equivalents	(31,711)	(15,558)
Cash and cash equivalents at beginning of period	53,530	38,139

Cash and cash equivalents at end of period	$21,819	$22,581

Noncash investing and financing activities:
Issuance of restricted common stock for acquired business	$3,000	$—

Purchases of property and equipment not yet paid for	$512	$2,022

Purchases of property and equipment paid for by a third party	$153	$—

Supplemental cash flow information:
Cash paid for income taxes	$281	$281

Cash paid for interest	$78	$155

See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (unaudited)

(in thousands, except share data)

	Common Stock				CRA International, Inc. Shareholders' Equity
				Accumulated Other Comprehensive Loss
	Shares Issued	Amount	Retained Earnings			Noncontrolling Interest	Total Shareholders' Equity
BALANCE AT DECEMBER 31, 2016	8,333,990	$54,124	$166,914	$(13,818)	$207,220	$663	$207,883
Net income (loss)			2,853		2,853	(23)	2,830
Foreign currency translation adjustment				584	584		584
Issuance of restricted common stock	88,044	3,000			3,000		3,000
Exercise of stock options	60,355	1,266			1,266		1,266
Share-based compensation expense for employees		1,631			1,631		1,631
Restricted share vesting	53,913
Redemption of vested employee restricted shares for tax withholding	(19,519)	(703)			(703)		(703)
Excess tax benefit on share-based compensation not previously recognized			48		48		48
Shares repurchased
Share-based compensation expense for non-employees		24			24		24
Accrued dividends on unvested shares			(44)		(44)		(44)
Cash dividends paid to stockholder			(1,188)		(1,188)		(1,188)
Cash paid on dividend equivalents			(24)		(24)		(24)

BALANCE AT APRIL 1, 2017	8,516,783	$59,342	$168,559	$(13,234)	$214,667	$640	$215,307

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

2. Basis of Presentation and Estimates

        The accompanying unaudited condensed consolidated financial statements reflect the results of operations, financial position, cash flows, and stockholders' equity as of and for the quarters ending April 1, 2017 and April 2, 2016, respectively. These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for Quarterly Reports on Form 10-Q. Accordingly, these financial statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for annual financial statements. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair statement of CRA's results of operations, financial position, cash flows, and stockholders' equity for the interim periods presented in conformity with GAAP. Results of operations for the interim periods presented herein are not necessarily indicative of results of operations for a full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2016 included in our Annual Report on Form 10-K filed with the SEC on March 15, 2017.

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

3. Principles of Consolidation

        The condensed consolidated financial statements include the accounts of CRA and its wholly owned subsidiaries. In addition, the condensed consolidated financial statements include CRA's interest in GNU123 Liquidating Corporation ("GNU", formerly known as NeuCo Inc.). All significant intercompany transactions and accounts have been eliminated.

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

4. Recent Accounting Standards Adopted

Improvements to Employee Share-Based Payment Accounting

        In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 requires all of the tax effects related to share-based payments to be recorded through the income statement. The new pronouncement also allows for the option of estimating awards expected to vest or accounting for forfeitures when they occur. In the statement of cash flows, cash paid by employers when withholding shares for tax withholding purposes should be classified as a financing activity whereas cash flows resulting from excess tax benefits should be reported in operating activities. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Accordingly, CRA adopted ASU No. 2016-09 on January 1, 2017, resulting in the recognition of a tax benefit of $0.3 million for the quarter ended April 1, 2017, in our condensed consolidated income statements. The Company had traditionally classified employee taxes paid through employer share withholdings as financing activities, therefore no further adjustment is necessary. The Company has elected to classify excess tax benefits from share-based compensation as operating activities on a prospective basis beginning in the quarter ended April 1, 2017. Additionally, the Company is not planning on making any changes in its accounting for forfeitures and will continue to estimate forfeitures based on historical experience.

5. Recent Accounting Standards Not Yet Adopted

Revenue from Contracts with Customers

        In August 2015, the Financial Accounting Standards Board ("FASB") issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date ("ASU 2015-14"). ASU 2015-14 defers by one year the effective date of ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The deferral results in ASU 2014-09 being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The main provision of

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. Recent Accounting Standards Not Yet Adopted (Continued)

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

Leases (Topic 842)

        In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 establishes a comprehensive new lease accounting model. The new standard clarifies the definition of a lease, requires a dual approach to lease classification similar to current lease classifications, and causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease term of more than twelve months. The new standard is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The new standard requires a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of initial application. CRA has not yet determined the effects, if any, that the adoption of ASU 2016-02 may have on its financial position, results of operations, cash flows, or disclosures.

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

Business Combinations (Topic 805): Clarifying the Definition of a Business

        On January 5, 2017, the FASB issued a new ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01"). ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist companies and other reporting organizations

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. Recent Accounting Standards Not Yet Adopted (Continued)

with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the amendments, a business is an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return in the form of dividends, lower costs, or other economic benefits directly to investors or other owners, members, or participants. For public companies, ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Early application of the amendments in ASU 2017-01 is allowed for transactions of which the acquisition date occurs before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance; and for transactions in which a subsidiary is deconsolidated or a group of assets is derecognized that occur before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance. CRA has not yet determined the effects, if any, that the adoption of ASU 2017-01 may have on the its financial position, results of operations, cash flows, or disclosures.

Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

        On January 26, 2017, the FASB issued a new ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplifies the subsequent measurement of goodwill, and eliminates Step 2 from the goodwill impairment test. Under the amendments, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The amendment also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. For public companies, ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. CRA has not yet determined the effects, if any, that the adoption of ASU 2017-04 may have on the its financial position, results of operations, cash flows, or disclosures.

6. Business Acquisitions

        On January 30, 2017, CRA acquired substantially all of the assets and assumed certain liabilities of C1 Consulting LLC, an independent consulting firm, and its wholly own subsidiary C1 Associates (collectively, "C1") for initial consideration comprised of cash and CRA restricted common stock. The asset purchase agreement provided for additional purchase consideration to be paid for up to four years following the transaction in the form of an earnout, if specific performance targets are met. These earnout payments are payable in cash and CRA restricted common stock. The fair value of this obligation was measured as of the acquisition date and accounted for as a component of the purchase

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. Business Acquisitions (Continued)

consideration, any adjustments to this initial valuation in future accounting periods will be reported as an adjustment to net income.

        C1 provides management consulting services in the life sciences industry, and has built a reputation for its specialty consulting services. Acquiring C1 will assist CRA in expanding its geographical presence in the western part of the United States and Europe, servicing CRA's existing life sciences customers more efficiently, and providing opportunities to engage with new clients in both the United States and European markets.

        The acquisition has been accounted for under the purchase method of accounting, and C1's results of operations have been included in the accompanying condensed consolidated income statements from the date of acquisition. The following is a preliminary allocation of the purchase price to the estimated fair value of assets acquired and liabilities assumed. The allocation of the purchase price will be finalized as CRA receives additional information relevant to the acquisition and completes its analysis of transaction-related activities. The final purchase price allocation may be different from the preliminary estimate reported, the impact of which is not expected to be material to CRA's results of operations for fiscal 2017.

        The following table shows CRA's acquired assets and liabilities assumed from the purchase of C1 Consulting (in thousands):

Assets Acquired:
Current assets:
Accounts receivable and unbilled receivables	$3,898
Current Intangible assets	924
Other current assets	10

Total current assets	4,832

Property and equipment	206
Other non-current assets	106
Intangible assets	8,046
Goodwill	12,831

Total assets acquired	$26,021

Liabilities Assumed:
Current liabilities:
Deferred revenue	$3,267
Accrued expenses and other current liabilities	693

Total Current Liabilities	3,960

Contingent consideration	2,898

Total liabilities assumed	6,858

Net assets acquired	$19,163

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. Business Acquisitions (Continued)

        The intangible assets acquired are comprised of non-compete agreements and the value of customer relationships, the fair value of which was determined using the incremental income method and multi-period excess earning method, respectively. The non-compete agreements are being amortized over the stated term of five years on a straight-line basis. The customer relationships intangible is being amortized over a ten year life on a straight-line basis which approximates the expected pattern of economic benefit from this asset. The fair value of the contingent consideration was determined using a Monte Carlo simulation and will be accreted over the liabilities' measurement period to its expected future payment value on a straight-line basis. The Company is unable to estimate a range of possible outcomes for the expected future payment of the contingent consideration attributed to the limited amount of C1 GAAP historical financial results. The fair value of the contingent acquisition liability is reassessed on a quarterly basis by CRA using additional information as it becomes available and any change in the fair value estimate is recorded in the earnings of that period.

        Transaction related costs, which are principally legal and accounting service fees, amounts to $0.5 million for the fiscal quarter ended April 1, 2017.

7. Cash and Cash Equivalents

        Cash equivalents consist principally of money market funds with maturities of three months or less when purchased. As of April 1, 2017 and April 2, 2016, a substantial portion of CRA's cash accounts was concentrated at a single financial institution, which potentially exposes CRA to credit risks. The financial institution has a short-term credit rating of A-2 by Standard & Poor's ratings services. CRA has not experienced any losses related to such accounts. CRA does not believe that there is significant risk of non-performance by the financial institution, and its cash on deposit is fully liquid. CRA continually monitors the credit ratings of the institution.

8. Fair Value of Financial Instruments

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

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. Fair Value of Financial Instruments (Continued)

        The following table shows CRA's financial instruments as of April 1, 2017 and December 31, 2016 that are measured and recorded in the financial statements at fair value on a recurring basis (in thousands):

	April 1, 2017
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Unobservable Inputs
	Level 1	Level 2	Level 3
Assets:
Money market funds	$3	$—	$—

Total Assets	$3	$—	$—

Liabilities:
Contingent acquisition liability	$—	$—	$3,455

Total Liabilities	$—	$—	$3,455

	December 31, 2016
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Unobservable Inputs
	Level 1	Level 2	Level 3
Assets:
Money market funds	$10,024	$—	$—

Total Assets	$10,024	$—	$—

Liabilities:
Contingent acquisition liability	$—	$—	$549

Total Liabilities	$—	$—	$549

        The fair values of CRA's money market funds are based on quotes received from third-party banks.

        The contingent acquisition liabilities in the table above are for estimated future contingent consideration payments related to prior acquisitions. The fair value measurement of this liability is based on significant inputs not observed in the market and thus represents a Level 3 measurement. The significant unobservable inputs used in the fair value measurements of this contingent acquisition liability are CRA's measures of the estimated payouts based on internally generated financial projections and discount rates. The fair value of the contingent acquisition liability is reassessed on a quarterly basis by CRA using additional information as it becomes available and any change in the fair value estimate is recorded in the earnings of that period.

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. Fair Value of Financial Instruments (Continued)

        The following table summarizes the changes in the contingent consideration liability over the fiscal quarter ended April 1, 2017 and the fiscal year ended December 31, 2016 for the periods presented (in thousands):

	April 1, 2017	December 31, 2016
Beginning balance	$549	$773
Acquisitions	2,898	—
Remeasurement of acquisition-related contingent consideration	1	71
Payments	—	(292)
Effects of foreign currency translation	7	(3)

Ending balance	$3,455	$549

9. Forgivable Loans

        Forgivable loan activity for the fiscal quarter ended April 1, 2017 and fiscal year ended December 31, 2016 is as follows (in thousands):

	April 1, 2017	December 31, 2016
Beginning balance	$33,962	$44,685
Advances	1,450	6,949
Accruals	—	316
Repayments	—	(709)
Amortization	(3,603)	(16,575)
Effects of foreign currency translation	54	(704)

Ending balance	$31,863	$33,962

Current portion of forgivable loans	$6,179	$5,897

Non-current portion of forgivable loans	$25,684	$28,065

10. Goodwill and Intangible Assets

        The changes in the carrying amount of goodwill during the fiscal quarter ended April 1, 2017, is as follows (in thousands):

	Goodwill, gross	Accumulated impairment losses	Goodwill, net
Balance at December 31, 2016	$151,181	$(76,417)	$74,764
Goodwill adjustment related to acquisition	12,831	—	12,831
Effect of foreign currency translation	181	—	181

Balance at April 1, 2017	$164,193	$(76,417)	$87,776

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. Goodwill and Intangible Assets (Continued)

        Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives. There were no impairment losses related to intangible assets during the first quarter of fiscal 2017 or the first quarter of fiscal 2016.

        The components of acquired identifiable intangible assets are as follows (in thousands):

	April 1, 2017	December 31, 2016
Non-competition agreements, net of accumulated amortization of $3,865 and $3,821, respectively	$328	$80
Customer relationships, net of accumulated amortization of $5,524 and $5,181, respectively	10,996	2,605

Total, net of accumulated amortization	$11,324	$2,685

11. Accrued Expenses

        Accrued expenses consist of the following (in thousands):

	April 1, 2017	December 31, 2016
Compensation and related expenses	$44,412	$67,582
Income taxes payable	459	534
Other	9,184	7,165

Total	$54,055	$75,281

        As of April 1, 2017 and December 31, 2016, approximately $26.6 million and $53.9 million, respectively, of accrued bonuses were included above in "Compensation and related expenses".

12. Credit Agreement

        CRA is party to a credit agreement that provides CRA with a $125.0 million revolving credit facility and a $15.0 million sublimit for the issuance of letters of credit. CRA may use the proceeds of the revolving credit facility to provide working capital and for other general corporate purposes. CRA may repay any borrowings under the revolving credit facility at any time, but no later than April 24, 2018. There were $6.0 million in borrowings outstanding under this revolving credit facility as of April 1, 2017. There were no outstanding borrowings on this facility as of December 31, 2016.

        As of April 1, 2017, the amount available under this revolving credit facility was reduced by certain letters of credit outstanding, which amounted to $2.2 million. Under the credit agreement, CRA must comply with various financial and non-financial covenants. Compliance with these financial covenants is tested on a fiscal quarterly basis. As of April 1, 2017 and December 31, 2016, CRA was in compliance with the covenants of its credit agreement.

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13. Revenue Recognition

        CRA offers consulting services in two broad areas: litigation, regulatory, and financial consulting and management consulting. Together, these two service areas comprised 100.0% of CRA's consolidated revenues for the fiscal quarter ended April 1, 2017. CRA recognizes all project revenue on a gross basis based on consideration of the criteria set forth in ASC Topic 605-45, Principal Agent Considerations.

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

        A rollforward of the accounts receivable allowance is as follows (in thousands):

	Fiscal Quarter Ended	Fiscal Year Ended
	April 1, 2017	December 31, 2016
Balance at beginning of period	$4,253	$3,648
Increases to reserve	1,688	2,761
Amounts written off	(659)	(2,156)
Effects of foreign currency translation	4	—

Balance at end of period	$5,286	$4,253

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13. Revenue Recognition (Continued)

        A rollforward of the unbilled receivables allowance is as follows (in thousands):

	Fiscal Quarter Ended	Fiscal Year Ended
	April 1, 2017	December 31, 2016
Balance at beginning of period	$1,720	$2,354
Increases to reserves	884	2,102
Amounts written off	(242)	(2,736)
Effects of foreign currency translation	—	—

Balance at end of period	$2,362	$1,720

        Amounts deemed uncollectible are recorded as a reduction to revenues.

        Revenues also include reimbursable expenses, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. Reimbursable expenses are as follows (in thousands):

	Fiscal Quarter Ended
	April 1, 2017	April 2, 2016
Reimbursable expenses	$9,140	$8,030

        CRA collects goods and services and value added taxes from customers and records these amounts on a net basis, which is within the scope of ASC Topic 605-45, Principal Agent Considerations.

14. Net Income per Share

        CRA calculates basic and diluted earnings per common share using the two-class method. Under the two-class method, net earnings are allocated to each class of common stock and participating security as if all of the net earnings for the period had been distributed. CRA's participating securities consist of unvested share-based payment awards that contain a nonforfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common shareholders. Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares as of the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards. Net earnings allocable to these participating securities were not significant for the first quarter of fiscal 2017 or fiscal 2016.

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

14. Net Income per Share (Continued)

        The following table presents a reconciliation from net income to the net income available to common shareholders (in thousands):

	April 1, 2017	April 2, 2016
Net income, as reported	$2,853	$2,423
Less: net income attributable to participating shares	20	18

Net income available to common shareholders	$2,833	$2,405

        The following presents a reconciliation of basic to diluted weighted average shares of common stock outstanding (in thousands):

	April 1, 2017	April 2, 2016
Basic weighted average shares outstanding	8,419	8,871
Stock options and restricted stock units	202	56

Diluted weighted average shares outstanding	8,621	8,927

        For the first quarter ended April 1, 2017, the anti-dilutive share based awards that were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding amounted to 8,234 shares. For the first quarter ended April 2, 2016, the anti-dilutive share based awards that were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding amounted to 346,245 shares. These share-based awards each period were anti-dilutive because their exercise price exceeded the average market price over the respective period.

        On March 21, 2016, CRA's Board of Directors authorized the repurchase of up to $20.0 million of CRA's common stock. Repurchases under these programs are discretionary and CRA may make such purchases under any of these programs in the open market (including under any Rule 10b5-1 plan adopted by CRA) or in privately negotiated transactions, in each case in accordance with applicable insider trading and other securities laws and regulations. CRA records the retirement of its repurchased shares as a reduction to common stock. During the first quarter ended April 1, 2017 and the first quarter ended April 2, 2016, there were no shares repurchased or retired under these share repurchase programs. As of April 1, 2017, there was approximately $9.0 million available for future repurchases under these programs. See note 17 for subsequent additional repurchase authorization.

15. Income Taxes

        CRA's effective income tax rates were 38.6% and 46.5% for the first quarters of fiscal 2017 and fiscal 2016, respectively. The effective tax rate for the first quarter of fiscal 2017 was lower than the prior year primarily due to a more favorable geographical mix of earnings as well as the tax benefit on stock-based compensation related to the adoption of ASU 2016-09, partially offset by unfavorable discrete items in the first quarter of fiscal 2017. The effective tax rate in the first quarter of fiscal 2017 was lower than the combined federal and state statutory tax rate due to a favorable geographical mix of earnings. The effective tax rate in the first quarter of fiscal 2016 was higher than the combined federal

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

15. Income Taxes (Continued)

and state statutory tax rate primarily due to a loss in GNU for the quarter that was not benefited, as well as other permanent items, offset partially by a benefit for jurisdictional mix of earnings.

        CRA has not provided for deferred income taxes or foreign withholding taxes on undistributed earnings from its foreign subsidiaries as of April 1, 2017 because such earnings are considered to be indefinitely reinvested. CRA does not rely on these unremitted earnings as a source of funds for its domestic business, as it expects to have sufficient cash flow and availability from its U.S. revolving credit facility to fund its U.S. operational and strategic needs.

16. Contingencies

        CRA is subject to legal actions arising in the ordinary course of business. In management's opinion, CRA believes it has adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions. CRA does not believe any settlement or judgment relating to any pending legal action would materially affect its financial position or results of operations.

17. Subsequent Events

        On April 12, 2017, CRA announced that Robert A. Whitman was appointed to CRA's Board of Directors effective May 3, 2017.

        On April 21, 2017, CRA entered into the first amendment of the New York, New York lease for an additional 16,587 square feet of office space. The lease for the additional space will commence on April 15, 2017 and is set to expire on April 30, 2027. The annual base rent for the additional space will be approximately $1.2 million per year subject to an increase of approximately 8% after five years. The amendment includes a base rent abatement of approximately $1.2 million as well as a tenant improvement allowance of approximately $1.4 million.

        On May 3, 2017, CRA's Board of Directors declared a quarterly cash dividend of $0.14 per share of CRA's common stock, payable on June 16, 2017 to shareholders of record as of May 29, 2017.

        On May 3, 2017, CRA's Board of Directors authorized the repurchase of up to $20.0 million of CRA's common stock, as a result, the Company's total available authorization for share repurchases as of that date was $29.0 million.

        On May 8, 2017, CRA entered into the first amendment of the Chicago, Illinois lease to extend the term of the currently leased space of 41,642 square feet, for an additional 10 years ending on July 31, 2028. Beginning on August 1, 2018, the annual base rent will be approximately $1.1 million per year, subject to annual increases of approximately 2.5% per year. The amendment includes a base rent abatement of approximately $0.9 million as well as a tenant improvement allowance of approximately $2.3 million.

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

        Apart from the additional business combinations accounting policy included below, we have described our significant accounting policies in Note 1 to our consolidated financial statements included in our annual report on Form 10-K for fiscal 2016, which was filed with the SEC on March 15, 2017. We have reviewed our accounting policies, identifying those that we believe to be critical to the preparation and understanding of our consolidated financial statements in the list set forth below. See the disclosure under the heading "Critical Accounting Policies" in Item 7 of Part II of our Annual Report on Form 10-K for fiscal 2016 for a detailed description of these policies and their potential effects on our results of operations and financial condition.

  •
  Revenue recognition and allowances for accounts receivable and unbilled services

  •
  Share-based compensation expense

  •
  Deferred Compensation

  •
  Valuation of goodwill and other intangible assets

  •
  Accounting for income taxes

        We did not adopt any changes in the fiscal quarter ended April 1, 2017 that had a material effect on these critical accounting policies nor did we make any changes to our accounting policies in the fiscal quarter ended April 1, 2017 that changed these critical accounting policies.

        Business Combinations.    We recognize and measure identifiable assets acquired, and liabilities assumed, of our acquirees as of the acquisition date at fair value. Fair value measurements require extensive use of estimates and assumptions, including estimates of future cash flows to be generated by the acquired assets. In addition, we recognize and measure contingent consideration at fair value as of the acquisition date. Contingent consideration obligations that are classified as liabilities are remeasured at fair value each reporting period with the changes in fair value resulting from either the passage of time, revised expectations of performance, or ultimate settlement to the amount or timing of the initial measurement recognized in the consolidated statements of comprehensive income.

Recent Accounting Standards

        See Note 5 to our condensed consolidated financial statements included in this quarterly report on Form 10-Q for a discussion of recent accounting standards that we have not yet adopted. Additionally, Note 5 should be read in conjunction with the disclosure under the heading "Recent Accounting Standards" contained in Note 1 of the consolidated financial statements and the notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Results of Operations—For the Fiscal Quarter Ended April 1, 2017 Compared to the Fiscal Quarter Ended April 2, 2016

        The following table provides operating information as a percentage of revenues for the periods indicated:

	Fiscal Quarter Ended
	April 1, 2017	April 2, 2016
Revenues	100.0%	100.0%
Costs of services	71.0	68.6

Gross profit	29.0	31.4
Selling, general and administrative expenses	21.2	23.8
Depreciation and amortization	2.2	2.3

Income from operations	5.6	5.3
Other (expense) income, net	(0.3)	(0.2)

Income before provision for income taxes	5.2	5.2
Provision for income taxes	(2.0)	(2.4)

Net income	3.2	2.8
Net loss attributable to noncontrolling interest, net of tax	0.0	0.2

Net income attributable to CRA International, Inc.	3.2%	3.0%

Fiscal Quarter Ended April 1, 2017 Compared to the Fiscal Quarter Ended April 2, 2016

        Revenues.    Revenues increased by $7.3 million, or 9.0%, to $88.2 million for the first quarter of fiscal 2017 from $80.9 million for the first quarter of fiscal 2016. Revenues increased primarily in our litigation, regulatory and business consulting practices. The increase in net revenue was a result of an increase in gross revenues of $7.7 million as compared to the first quarter of fiscal 2016, while write-offs and reserves were relatively flat compared to the first quarter of 2016. Notwithstanding a reduction in utilization to 72% for the first quarter of fiscal 2017 from 75% for the first quarter of fiscal 2016, the primary driver of revenue growth was the overall headcount growth of more than 100 consultants from the C1 acquisition and other recruiting activities in the first quarter of fiscal 2017 as compared to the first quarter of fiscal 2016.

        Overall, revenues outside of the U.S. represented approximately 18% of total revenues for the first quarter of fiscal 2017 compared with approximately 22% of total revenues for the first quarter of fiscal 2016. Revenues derived from fixed-price engagements increased to 19% of total revenues for the first quarter of fiscal 2017 compared with 13% for the first quarter of fiscal 2016. These percentages of revenue derived from fixed-price engagements depend largely on the proportion of our revenues derived from our management consulting business, which typically has a higher concentration of fixed-price service contracts. The 6 percentage point increase in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 is primarily attributable to the acquisition of C1.

        Costs of Services.    Costs of services increased by $7.1 million, or 12.7%, to $62.6 million for the first quarter of fiscal 2017 from $55.5 million for the first quarter of fiscal 2016. The increase in costs of services was due primarily to an increase of $2.3 million in employee compensation and fringe benefit costs attributable to salaries and benefits associated with our increased consulting headcount, an increase in incentive and retention compensation costs of $2.9 million, and an increase in forgivable loan amortization of $0.8 million. Additionally, client reimbursable expenses increased by $1.1 million in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. As a percentage of revenues, costs of services increased to 71.0% for the first quarter of fiscal 2017 from 68.6% for the first quarter of fiscal 2016 due primarily to the previously mentioned increase in employee compensation and fringe benefit costs due to the increase in headcount, as well as the increase in incentive and retention compensation as a percentage of revenue was sourced by employees rather than consultants in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased by $0.5 million, or 2.6%, to $18.7 million for the first quarter of fiscal 2017 from $19.2 million for the first quarter of fiscal 2016. A significant contributor to this decrease was a reduction in commissions to our nonemployee experts of $0.4 million for the first quarter of fiscal 2017 as compared to the first quarter of fiscal 2016, as a lower percentage of our revenue for the quarter was sourced by our nonemployee experts, as well as a $0.2 million decrease in rent expense as there was no double rent in the first quarter of fiscal 2017 as compared to double rent for our New York office in the first quarter of fiscal 2016. Partially offsetting this reduction were higher other professional fees of $0.6 million relative to the first quarter of fiscal 2016. Additionally, selling, general and administrative expense for GNU decreased by $0.8 million to $0.1 million in the first quarter of fiscal 2017 from $0.8 million in the first quarter of fiscal 2016, due to the cessation of its operations in April 2016.

        As a percentage of revenues, selling, general and administrative expenses decreased to 21.2% for the first quarter of fiscal 2017 from 23.8% for the first quarter of fiscal 2016 due primarily to the aforementioned decrease in selling, general and administrative expenses and the increase in revenues in the first quarter of fiscal 2017 as compared with the first quarter of fiscal 2016. Commissions to our nonemployee experts decreased to 3.1% of revenues for the first quarter of fiscal 2017 compared to

3.9% of revenues for first quarter of fiscal 2016 as less revenue was sourced by nonemployee experts in the first quarter of fiscal 2017.

        Provision for Income Taxes.    The income tax provision was $1.8 million, and the effective tax rate was 38.6%, for the first quarter of fiscal 2017 compared to $1.9 million and 46.5% for the first quarter of fiscal 2016. The effective tax rate for the first quarter of fiscal 2017 was lower than the prior year primarily due to a more favorable geographical mix of earnings as well as the tax benefit on stock-based compensation related to the adoption of ASU 2016-09, partially offset by unfavorable discrete items in the first quarter of fiscal 2017. The effective tax rate in the first quarter of fiscal 2017 was lower than the combined Federal and state statutory tax rate due to a favorable geographical mix of earnings. The effective tax rate in the first quarter of fiscal 2016 was higher than the combined federal and state statutory tax rate primarily due to a loss in GNU for the quarter that was not benefited, as well as other permanent items, offset partially by a benefit for jurisdictional mix of earnings.

        Net Income Attributable to CRA International, Inc.    Net income attributable to CRA International, Inc. increased by $0.5 million to $2.9 million for the first quarter of fiscal 2017 from $2.4 million for the first quarter of fiscal 2016. The net income per diluted share was $0.33 per share for the first quarter of fiscal 2017, compared to $0.27 of net income per diluted share for the first quarter of fiscal 2016. Weighted average diluted shares outstanding decreased by approximately 306,000 shares to approximately 8,621,000 shares for the first quarter of fiscal 2017 from approximately 8,927,000 shares for the first quarter of fiscal 2016. The decrease in weighted average diluted shares outstanding was primarily due to the full benefit from the share repurchases of common stock in the remainder of fiscal 2016, offset in part by an increase as a result of shares of restricted stock and time-vesting restricted stock units that have vested or that have been issued as part of the long-term incentive plan or C1 acquisition, and stock options that have been exercised, since the first quarter of fiscal 2016.

Liquidity and Capital Resources

        We believe that our current cash, cash equivalents, cash generated from operations, and amounts available under our bank revolving line of credit will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

        General.    In the fiscal quarter ended April 1, 2017, cash and cash equivalents decreased by $31.7 million. We completed the period with cash and cash equivalents of $21.8 million and working capital (defined as current assets less current liabilities) of $68.3 million. The principal driver of the reduction of cash was payment of a significant portion of our fiscal 2016 performance bonuses in the first quarter of 2017 and cash paid for the C1 acquisition.

        Of the total cash and cash equivalents of $21.8 million at April 1, 2017, $3.2 million was held within the U.S. We have sufficient sources of liquidity in the U.S., including cash from operations and availability on our revolving line of credit, to fund U.S. activities. At April 1, 2017, we had outstanding borrowings on the revolving line of credit of $6.0 million, which is expected to be paid within twelve months of borrowings.

        Sources and Uses of Cash.    During the fiscal quarter ended April 1, 2017, net cash used in operating activities was $20.4 million. The primary factor in cash used in operations was the decrease in the "accounts payable, accrued expenses, and other liabilities" line item of the cash flow statement of $23.1 million due to the payment of a significant portion of our fiscal 2016 performance bonuses during the first quarter of fiscal 2017. Other uses of cash included a decrease in the "unbilled services" line item of the cash flow statement of $12.7 million due to the increase in unbilled amounts. Net income was $2.8 million for the fiscal quarter ended April 1, 2017. Offsetting these uses of cash was a $1.9 million increase in the "prepaid expenses and other current assets, and other assets" line item of the cash flow statement, and the $4.1 million increase in the "accounts receivable" and "accounts receivable allowances" line item of the cash flow statement that occurred over the fiscal quarter. Cash provided by operations included cash provided by depreciation and amortization expense of $2.0 million and by share-based compensation expenses of $1.7 million. The change in forgivable loans for the period of $2.2 million was primarily driven by $3.7 million of forgivable loan amortization and repayments, net of $1.5 million of forgivable loan issuances.

        During the fiscal quarter ended April 1, 2017, net cash used in investing activities was $17.0 million, which included $16.2 million in consideration relating to the C1 acquisition and $0.8 million for capital expenditures.

        $5.4 million was provided by net cash from financing activities during the first quarter of fiscal 2017, primarily from the borrowings under the line of credit of $6.0 million and $1.3 million received upon the issuance of shares of common stock related to the exercise of stock options. Offsetting these increases in cash was the payment of $1.2 million cash dividend to shareholders and $0.7 million of excess tax benefits from share-based compensation.

  Indebtedness

        We are party to a credit agreement that provides us with a $125.0 million revolving credit facility and a $15.0 million sublimit for the issuance of letters of credit. We may use the proceeds of the revolving credit facility to provide working capital and for other general corporate purposes. Generally, we may repay any borrowings under the revolving credit facility at any time, but must repay all borrowings no later than April 24, 2018. There was $6.0 million in outstanding balances under this revolving line of credit as of April 1, 2017.

        The amount available under this revolving line of credit is reduced by certain letters of credit outstanding, which amounted to $2.2 million as of April 1, 2017.

        Borrowings under the revolving credit facility bear interest at a rate per annum, at our election, of either (i) the adjusted base rate, as defined in the credit agreement, plus an applicable margin, which varies between 0.50% and 1.50% depending on our total leverage ratio as determined under the credit agreement, or (ii) the adjusted eurocurrency rate, as defined in the credit agreement, plus an applicable margin, which varies between 1.50% and 2.50% depending on our total leverage ratio. We are required to pay a fee on the unused portion of the revolving credit facility at a rate per annum that varies between 0.25% and 0.375% depending on our total leverage ratio. Borrowings under the revolving credit facility are secured by 100% of the stock of certain of our U.S. subsidiaries and 65% of the stock of certain of our foreign subsidiaries, which represent approximately $23.2 million in net assets as of April 1, 2017.

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

  Business Acquisitions

        As part of our business, we regularly evaluate opportunities to acquire other consulting firms, practices or groups or other businesses. In recent years, we have typically paid for acquisitions with cash, or a combination of cash and our common stock, and we may continue to do so in the future. To pay for an acquisition, we may use cash on hand, cash generated from our operations, borrowings under our revolving credit facility, or we may pursue other forms of financing. Our ability to secure short-term and long-term debt or equity financing in the future, including our ability to refinance our current senior loan agreement, will depend on several factors, including our future profitability, the levels of our debt and equity, restrictions under our existing revolving line of credit with our bank, and the overall credit and equity market environments. See Note 6 Business Acquisitions to the condensed consolidated financial statements to this Form 10-Q for further details of the C1 acquisition.

  Share Repurchases

        On March 21, 2016, our Board of Directors authorized the repurchase of up to $20.0 million of our common stock. Repurchases under these programs are discretionary and we may make such purchases under any of these programs in the open market (including under any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. During the fiscal quarter ended April 1, 2017, we did not repurchase or retire any shares under these programs. On May 3, 2017, our Board of Directors authorized the repurchase of up to $20.0 million of our common stock, as a result, our total available authorization for share repurchases is $29.0 million.

        We will finance these programs with available cash, cash from future operations and funds from our existing revolving credit facility. We expect to continue to repurchase shares under these programs.

  Dividends to Shareholders

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

Factors Affecting Future Performance

        Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q, as well as a description of material risks we face, are set forth under the heading "Risk Factors" included in Part I—Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 15, 2017. If any of these risks, or any risks not presently known to us or that we currently believe are not significant, develops into an actual event, then our business, financial condition, and results of operations could be adversely affected.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

        For information regarding our exposure to certain market risks see "Item 7A. Quantitative and Qualitative Disclosures about Market Risk," in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. This is done in order to ensure that information we are required to disclose in the reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of April 1, 2017, due to the material weaknesses in internal control over financial reporting related to the inadequate design and execution of controls over revenue and related reserve processes, compensation-related processes, and certain non-routine technical accounting processes described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

        Notwithstanding the material weaknesses discussed, management has concluded that the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material aspects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Evaluation of Changes in Internal Control over Financial Reporting

        Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, we evaluated whether there were any changes in our internal control over financial reporting during the first quarter of fiscal 2017. Except for the ongoing remediation of the material weaknesses in internal controls over financial reporting related to the allocation of GNU's net income (loss) to noncontrolling interest and other deficiencies in the financial statement close process and the inadequate design and execution of controls over revenue and related reserve processes, compensation-related processes, and certain non-routine technical accounting processes pursuant to the plans described in Item 9A of our Annual Reports on Form 10-K for the fiscal years ended January 2, 2016 and December 31, 2016, respectively, there were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during the first quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Plan for Remediation of Material Weakness

        Management has initiated a remediation plan which includes, but is not limited to, the following actions:

  •
  We have established a Special Internal Controls Committee reporting to the Audit Committee, led by our CEO. The Committee and other members of management have prepared an overall assessment of the Company's financial accounting systems, accounting policies, procedures and controls. This assessment is the basis of the detailed remediation plan.

  •
  We hired additional technical accounting personnel.

  •
  On April 25, 2017, Douglas C. Miller was appointed to the position of Chief Accounting Officer.

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

PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings

        None.

ITEM 1A.    Risk Factors

        There has been no material change in any risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 15, 2017. See "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for a complete description of the material risks we face.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        (a)   Not applicable.

        (b)   Not applicable.

        (c)   The following table provides information about our repurchases of shares of our common stock during the fiscal quarter ended April 1, 2017. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the fiscal quarter into three periods of four weeks, four weeks, and five weeks, respectively, to coincide with our reporting periods during the first quarter of fiscal 2017.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1, 2017 to January 28, 2017	—	—	—	$9,034,453
January 29, 2017 to February 25, 2017	1,782	$36.54	—	$9,034,453
February 26, 2017 to April 1, 2017	17,737	$35.92	—	$9,034,453

(1)
During the four weeks ended February 25, 2017 we accepted 1,782 shares of our common stock as a tax withholding from certain of our employees, in connection with the vesting of shares of restricted stock that occurred during the indicated period, pursuant to the terms of our 2006 equity incentive plan, at the average price of $36.54. During the five weeks ended April 1, 2017 we accepted 17,737 shares of our common stock as a tax withholding from certain of our employees, in connection with the vesting of shares of restricted stock and restricted stock units that occurred during the indicated period, pursuant to the terms of our 2006 equity incentive plan, at the average price per share of $35.92.

(2)
On March 21, 2016, we announced that our Board of Directors approved share repurchase programs of up to $20.0 million of our common stock. We may repurchase shares under any of these programs in open market purchases (including through any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. We did not repurchase any shares under these programs during the fiscal quarter ended April 1, 2017. On May 3, 2017, our Board of Directors authorized the repurchase of up to$20.0 million of our common stock, as a result, our total available authorization for share repurchases is $29.0 million.

ITEM 3.    Defaults Upon Senior Securities

        None.

ITEM 4.    Mine Safety Disclosures

        None.

ITEM 5.    Other Information

        None.

ITEM 6.    EXHIBIT INDEX

Item No.	Description
10.1	First Amendment to Lease dated as of April 21, 2017 by and between CRA International, Inc. and 1411 IC-SIC Property LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on May 5, 2017).
10.2
Lease dated as of February 14, 2008 by and between Teachers Insurance and Annuity Association of America, as landlord, and CRA International, Inc., as tenant, and the First Amendment to Lease dated as of May 8, 2017 by and among John Hancock Life Insurance Company (U.S.A.), as landlord and successor-in-interest to Teachers Insurance and Annuity Association of America, and CRA International, Inc., as tenant.
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1	Section 1350 certification
101
The following financial statements from CRA International, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2017, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Condensed Consolidated Income Statements (unaudited) for the fiscal quarters and the fiscal year to date periods ended April 1, 2017 and April 2, 2016, (ii) Condensed Consolidated Statements of Comprehensive Income (unaudited) for the fiscal quarters ended April 1, 2017 and April 2, 2016, (iii) Condensed Consolidated Balance Sheets (unaudited) as at April 1, 2017 and December 31, 2016, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the fiscal quarters ended April 1, 2017 and April 2, 2016, (v) Condensed Consolidated Statement of Shareholders' Equity (unaudited) for the fiscal quarter ended April 1, 2017, and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRA INTERNATIONAL, INC.
Date: May 11, 2017	By:	/s/ PAUL A. MALEH Paul A. Maleh President and Chief Executive Officer
Date: May 11, 2017	By:	/s/ CHAD M. HOLMES Chad M. Holmes Chief Financial Officer, Executive Vice President and Treasurer
Date: May 11, 2017	By	/s/ DOUGLAS C. MILLER Douglas C. Miller Vice President and Chief Accounting Officer