Form 10-Q
period 2017-07-01
CRA INTERNATIONAL, INC.
filed 2017-08-04
CIK 1053706

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2017
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2017
Common Stock, no par value per share	8,224,135 shares

CRA International, Inc.

INDEX

PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements	3
	Condensed Consolidated Income Statements (unaudited)—Quarters Ended July 1, 2017 and July 2, 2016 and the Fiscal Year-to-Date Periods Ended July 1, 2017 and July 2, 2016	3
	Condensed Consolidated Statements of Comprehensive Income (unaudited)—Quarters Ended July 1, 2017 and July 2, 2016 and the Fiscal Year-to-Date Periods Ended July 1, 2017 and July 2, 2016	4
	Condensed Consolidated Balance Sheets (unaudited)—July 1, 2017 and December 31, 2016	5
	Condensed Consolidated Statements of Cash Flows (unaudited)—Fiscal Year-to-Date Periods Ended July 1, 2017 and July 2, 2016	6
	Condensed Consolidated Statement of Shareholders' Equity (unaudited)—Fiscal Year-to-Date Period Ended July 1, 2017	7
	Notes to Condensed Consolidated Financial Statements (Unaudited)	8
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	33
ITEM 4.	Controls and Procedures	33
PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	35
ITEM 1A.	Risk Factors	35
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
ITEM 3.	Defaults Upon Senior Securities	35
ITEM 4.	Mine Safety Disclosures	36
ITEM 5.	Other Information	36
ITEM 6.	Exhibits	37
Signatures		38

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

CRA International, Inc.

Condensed Consolidated Income Statements (unaudited)

(In thousands, except per share data)

	Quarter Ended		Fiscal Year-to-Date Period Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Revenues	$93,563	$82,607	$181,734	$163,519
Costs of services	65,220	57,950	127,801	113,465

Gross profit	28,343	24,657	53,933	50,054
Selling, general and administrative expenses	20,259	16,856	38,975	36,077
Depreciation and amortization	2,236	2,121	4,199	3,970

Income from operations	5,848	5,680	10,759	10,007
GNU gain on sale of business assets	250	3,836	250	3,836
Interest expense, net	(133)	(120)	(245)	(227)
Other expense, net	(46)	(127)	(237)	(162)

Income before provision for income taxes	5,919	9,269	10,527	13,454
Provision for income taxes	(2,012)	(2,502)	(3,790)	(4,448)

Net income	3,907	6,767	6,737	9,006
Net income attributable to noncontrolling interest, net of tax	(94)	(1,552)	(71)	(1,369)

Net income attributable to CRA International, Inc.	$3,813	$5,215	$6,666	$7,637

Net income per share attributable to CRA International, Inc:
Basic	$0.45	$0.60	$0.79	$0.86

Diluted	$0.44	$0.59	$0.77	$0.86

Weighted average number of shares outstanding:
Basic	8,428	8,695	8,423	8,783

Diluted	8,618	8,779	8,619	8,825

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Quarter Ended		Fiscal Year-to-Date Period Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net income	$3,907	$6,767	$6,737	$9,006
Other comprehensive income:
Foreign currency translation adjustments	1,753	(1,938)	2,337	(1,915)

Comprehensive income	5,660	4,829	9,074	7,091
Less: comprehensive income attributable to noncontrolling interest	(94)	(1,552)	(71)	(1,369)

Comprehensive income attributable to CRA International, Inc.	$5,566	$3,277	$9,003	$5,722

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except share data)

	July 1, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$14,668	$53,530
Accounts receivable, net of allowances of $6,910 at July 1, 2017 and $4,253 at December 31, 2016	71,554	66,852
Unbilled services, net of allowances of $2,695 at July 1, 2017 and $1,720 at December 31, 2016	38,868	24,937
Prepaid expenses and other current assets	13,635	19,295
Forgivable loans	7,319	5,897

Total current assets	146,044	170,511
Property and equipment, net	36,854	36,381
Goodwill	87,740	74,764
Intangible assets, net	10,227	2,685
Deferred income taxes	10,083	10,049
Forgivable loans, net of current portion	22,211	28,065
Other assets	1,169	1,187

Total assets	$314,328	$323,642

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$15,607	$13,729
Accrued expenses	59,716	75,281
Deferred revenue and other liabilities	2,857	3,021
Current portion of deferred rent	1,010	1,499
Current portion of deferred compensation	597	570

Total current liabilities	79,787	94,100
Non-current liabilities:
Deferred rent and facility-related non-current liabilities	17,029	15,191
Deferred compensation and other non-current liabilities	8,069	6,346
Deferred income taxes	315	122

Total non-current liabilities	25,413	21,659
Commitments and contingencies (Note 16)
Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 8,197,612 shares and 8,333,990 shares issued and outstanding at July 1, 2017 and December 31, 2016, respectively	48,753	54,124
Retained earnings	171,122	166,914
Accumulated other comprehensive loss	(11,481)	(13,818)

Total CRA International, Inc. shareholders' equity	208,394	207,220
Noncontrolling interest	734	663

Total shareholders' equity	209,128	207,883

Total liabilities and shareholders' equity	$314,328	$323,642

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Fiscal Year-to-Date Period Ended
	July 1, 2017	July 2, 2016
Operating activities:
Net income	$6,737	$9,006
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,199	3,964
Impairment of intangible assets	510	—
GNU gain on sale of business assets	(250)	(3,836)
Deferred rent	1,202	3,154
Deferred income taxes	213	731
Share-based compensation expenses	3,052	3,105
Excess tax benefits from share-based compensation	—	(55)
Accounts receivable allowances	2,620	(425)
Changes in operating assets and liabilities:
Accounts receivable	(6,344)	(3,855)
Unbilled services	(13,149)	(5,138)
Prepaid expenses and other current assets, and other assets	5,380	542
Forgivable loans	4,612	3,613
Incentive cash awards	609	—
Accounts payable, accrued expenses, and other liabilities	(17,874)	(15,881)

Net cash used in operating activities	(8,483)	(5,075)
Investing activities:
Cash consideration paid for acquisitions	(16,163)	—
Purchases of property and equipment	(2,650)	(6,750)
GNU cash proceeds from sale of business assets	250	1,100

Net cash used in investing activities	(18,563)	(5,650)
Financing activities:
Issuance of common stock, principally stock option exercises	2,699	—
Payments on notes payable	—	(75)
Borrowings under line of credit	11,500	5,000
Repayments under line of credit	(11,500)	(5,000)
Tax withholding payments reimbursed by restricted shares	(703)	(490)
Excess tax benefits from share-based compensation	—	55
Cash paid on dividend equivalents	(25)	—
Cash dividends paid to stockholders	(2,377)	—
Repurchases of common stock	(12,417)	(15,140)

Net cash used in financing activities	(12,823)	(15,650)
Effect of foreign exchange rates on cash and cash equivalents	1,007	441

Net decrease in cash and cash equivalents	(38,862)	(25,934)
Cash and cash equivalents at beginning of period	53,530	38,139

Cash and cash equivalents at end of period	$14,668	$12,205

Noncash investing and financing activities:
Issuance of common stock for acquired business	$3,044	$44

Repurchases of common stock payable	$1,046	$1,315

Purchases of property and equipment not yet paid for	$841	$3,338

Purchases of property and equipment by a third party	$450	$—

Asset retirement obligations	$—	$1,522

Supplemental cash flow information:
Cash paid for income taxes	$5,229	$1,592

Cash paid for interest	$170	$246

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statement of Shareholders' Equity (unaudited)

(In thousands, except share data)

	Common Stock				CRA International, Inc. Shareholders' Equity
				Accumulated Other Comprehensive Loss
	Shares Issued	Amount	Retained Earnings			Noncontrolling Interest	Total Shareholders' Equity
BALANCE AT DECEMBER 31, 2016	8,333,990	$54,124	$166,914	$(13,818)	$207,220	$663	$207,883
Net income	—	—	6,666	—	6,666	71	6,737
Foreign currency translation adjustment	—	—	—	2,337	2,337	—	2,337
Issuance of common stock	89,312	3,044	—	—	3,044	—	3,044
Exercise of stock options	123,955	2,699	—	—	2,699	—	2,699
Share-based compensation expense for employees	—	3,001	—	—	3,001	—	3,001
Restricted share and unit vestings	58,953	—	—	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(19,519)	(703)	—	—	(703)	—	(703)
Cumulative effect of a change in accounting principle related to ASU 2016-09	—	—	48	—	48	—	48
Shares repurchases	(389,079)	(13,463)	—	—	(13,463)	—	(13,463)
Share-based compensation expense for non-employees	—	51	—	—	51	—	51
Accrued dividends on unvested units	—	—	(104)	—	(104)	—	(104)
Cash paid on dividend equivalents	—	—	(25)	—	(25)	—	(25)
Cash dividends paid to stockholders	—	—	(2,377)	—	(2,377)	—	(2,377)

BALANCE AT JULY 1, 2017	8,197,612	$48,753	$171,122	$(11,481)	$208,394	$734	$209,128

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

2. Basis of Presentation and Estimates

        The accompanying unaudited condensed consolidated financial statements reflect the results of operations, financial position, cash flows, and stockholders' equity as of and for the fiscal quarters and year-to-date periods ended July 1, 2017 and July 2, 2016, respectively. These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for Quarterly Reports on Form 10-Q. Accordingly, these financial statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for annual financial statements. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair statement of CRA's results of operations, financial position, cash flows, and stockholders' equity for the interim periods presented in conformity with GAAP. Results of operations for the interim periods presented herein are not necessarily indicative of results of operations for a full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2016, included in our Annual Report on Form 10-K, filed with the SEC on March 15, 2017.

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

        On April 13, 2016, a buyer acquired substantially all of the business assets and assumed substantially all of the liabilities of GNU for a purchase price of $1.35 million. Of this amount, $1.1 million was received at closing, with the remaining $0.25 million payable on or after April 13, 2017, subject to contingencies, as outlined in the asset purchase agreement, which remaining amount was paid in full on May 3, 2017. GNU recognized a gain on sale of its business assets of $0.25 million during the second quarter of fiscal 2017, of which $0.14 million is attributed to CRA, and $3.8 million during the second quarter of fiscal 2016, of which $2.1 million is attributed to CRA.

4. Recent Accounting Standards Adopted

Improvements to Employee Share-Based Payment Accounting

        In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 requires all of the tax effects related to share-based payments to be recorded through the income statement. The new pronouncement also allows for the option of estimating awards expected to vest or accounting for forfeitures when they occur. In the statement of cash flows, cash paid by employers when withholding shares for tax withholding purposes should be classified as a financing activity whereas cash flows resulting from excess tax benefits should be reported in operating activities. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Accordingly, CRA adopted ASU No. 2016-09 on January 1, 2017, resulting in the recognition of a tax benefit of $0.3 million for the quarter ended April 1, 2017, in CRA's condensed consolidated income statements. CRA had traditionally classified employee taxes paid through employer share withholdings as financing activities, therefore no further adjustment was necessary. CRA elected to classify excess tax benefits from share-based compensation as operating activities on a prospective basis beginning in the quarter ended April 1, 2017. Additionally, CRA did not make any changes to its accounting for forfeitures and continues to estimate forfeitures based on historical experience.

5. Recent Accounting Standards Not Yet Adopted

Revenue from Contracts with Customers

        In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date ("ASU 2015-14"). ASU 2015-14 defers by one year the effective date of ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The deferral results in ASU 2014-09 being effective for fiscal years, and interim periods within those fiscal

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

5. Recent Accounting Standards Not Yet Adopted (Continued)

years, beginning after December 15, 2017. The main provision of ASU 2014-09 is to recognize revenue when control of the goods or services transfers to the customer, as opposed to the existing guidance of recognizing revenue when the risks and rewards transfer to the customer. The standard is expected to have an impact on the amount and timing of revenue recognized and the related disclosures on CRA's financial statements. CRA will adopt ASU 2014-09 during the first quarter of 2018 and CRA expects to adopt this new standard using the modified retrospective method, which requires a cumulative-effect adjustment to retained earnings in the period of adoption. We currently anticipate that the most significant impact to us of adopting this guidance will occur with contracts which include variable consideration. Our preliminary assessments of the impact of our adoption of this guidance are subject to change. We will continue to evaluate the impact of our pending adoption of this guidance to our consolidated financial statements to conclude whether the impact of our adoption of this standard will have a material impact to our financial position, results of operations, cash flows and disclosures.

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

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

5. Recent Accounting Standards Not Yet Adopted (Continued)

Business Combinations (Topic 805): Clarifying the Definition of a Business

        On January 5, 2017, the FASB issued a new ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01"). ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist companies and other reporting organizations with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the amendments, a business is an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return in the form of dividends, lower costs, or other economic benefits directly to investors or other owners, members, or participants. For public companies, ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Early application of the amendments in ASU 2017-01 is allowed for transactions of which the acquisition date occurs before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance; and for transactions in which a subsidiary is deconsolidated or a group of assets is derecognized that occur before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance. CRA has not yet determined the effects, if any, that the adoption of ASU 2017-01 may have on its financial position, results of operations, cash flows, or disclosures.

Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

        On January 26, 2017, the FASB issued a new ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplifies the subsequent measurement of goodwill, and eliminates Step 2 from the goodwill impairment test. Under the amendments, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The amendment also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. For public companies, ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. CRA has not yet determined the effects, if any, that the adoption of ASU 2017-04 may have on its financial position, results of operations, cash flows, or disclosures.

Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting

        On May 10, 2017, the FASB issued a new ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"). ASU 2017-09 updates guidance about

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

5. Recent Accounting Standards Not Yet Adopted (Continued)

which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Under the amendments, an entity should account for the effects of a modification unless all the following conditions are met. First, the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. Second, the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified. Third, the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The new standard is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for public entities for reporting periods for which financial statements have not yet been issued. CRA will adopt ASU 2017-09 during the first quarter of 2018. CRA has not completed its assessment of this standard and has not yet determined whether the impact of the adoption of this standard on its financial position, results of operations, cash flows, or disclosures will be material.

6. Business Acquisitions

        On January 30, 2017, CRA acquired substantially all of the assets and assumed certain liabilities of C1 Consulting LLC, an independent consulting firm, and its wholly-owned subsidiary C1 Associates (collectively, "C1") for initial consideration comprised of cash and CRA restricted common stock. The asset purchase agreement provided for additional purchase consideration to be paid for up to four years following the transaction in the form of an earnout, if specific performance targets are met. These earnout payments are payable in cash and CRA restricted common stock. The fair value of this obligation was measured as of the acquisition date and accounted for as a component of the purchase consideration, any adjustments to this initial valuation in future accounting periods will be reported as an adjustment to net income.

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

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Business Acquisitions (Continued)

        The following table shows CRA's acquired assets and liabilities assumed from the purchase of C1 Consulting (in thousands):

Assets Acquired:
Current assets:
Accounts receivable and unbilled receivables	$3,898
Other current assets	10

Total current assets	3,908

Property and equipment	206
Other non-current assets	106
Intangible assets	8,800
Goodwill	12,240

Total assets acquired	$25,260

Liabilities Assumed:
Current liabilities:
Deferred revenue	$3,140
Accrued expenses and other current liabilities	600

Total current liabilities	3,740

Contingent consideration	2,357

Total liabilities assumed	6,097

Net assets acquired	$19,163

        The intangible assets acquired are comprised of non-compete agreements and the value of customer relationships, the fair value of which was determined using the incremental income method and multi-period excess earnings method, respectively. The non-compete agreements are being amortized over the stated term of five years on a straight-line basis. The customer relationships intangible is being amortized over a ten year life on a straight-line basis which approximates the expected pattern of economic benefit from this asset. The fair value of the contingent consideration was determined using a monte carlo simulation and will be accreted over the liabilities' measurement period to its expected future payment value on a straight-line basis. The fair value of the contingent acquisition liability will be reassessed on a quarterly basis by CRA using additional information as it becomes available and any change in the fair value estimate will be recorded in the earnings of that period.

        Transaction related costs, which are principally legal and accounting service fees, amount to $0.5 million for the fiscal year-to-date period ended July 1, 2017 and are included in selling, general and administrative expenses on the condensed consolidated income statement.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Cash and Cash Equivalents

        Cash equivalents consist principally of money market funds with maturities of three months or less when purchased. As of July 1, 2017, a substantial portion of CRA's cash accounts was concentrated at a single financial institution, which potentially exposes CRA to credit risks. The financial institution has a short-term credit rating of A-2 by Standard & Poor's ratings services. CRA has not experienced any losses related to such accounts. CRA does not believe that there is significant risk of non-performance by the financial institution, and its cash on deposit is fully liquid. CRA continually monitors the credit ratings of the institution.

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

        The following table shows CRA's financial instruments as of July 1, 2017 and December 31, 2016 that are measured and recorded in the financial statements at fair value on a recurring basis (in thousands):

	July 1, 2017
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Assets:
Money market funds	$4	$—	$—

Total Assets	$4	$—	$—

Liabilities:
Contingent consideration liability	$—	$—	$2,946

Total Liabilities	$—	$—	$2,946

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8. Fair Value of Financial Instruments (Continued)

	December 31, 2016
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Assets:
Money market funds	$10,024	$—	$—

Total Assets	$10,024	$—	$—

Liabilities:
Contingent consideration liability	$—	$—	$549

Total Liabilities	$—	$—	$549

        The fair values of CRA's money market funds are based on quotes received from third-party banks.

        The contingent consideration liabilities in the tables above are for estimated future contingent consideration payments related to prior acquisitions. The fair value measure of these liabilities are based on significant inputs not observed in the market and thus represent a Level 3 measurement. The significant unobservable inputs used in the fair value measurements of these contingent acquisition liabilities are CRA's measures of the estimated payouts based on internally generated financial projections and discount rates. The fair value of the contingent acquisition liabilities are reassessed on a quarterly basis by CRA using additional information as it becomes available and any change in the fair value estimates are recorded in the earnings of that period.

        The following table summarizes the changes in the contingent consideration liabilities over the fiscal year-to-date period ended July 1, 2017 and the fiscal year ended December 31, 2016 (in thousands):

	July 1, 2017	December 31, 2016
Beginning balance	$549	$773
Acquisitions	2,357	—
Remeasurement of acquisition-related contingent consideration	(296)	71
Accretion	589	—
Payments	(299)	(292)
Effects of foreign currency translation	46	(3)

Ending balance	$2,946	$549

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9. Forgivable Loans

        Forgivable loan activity for the fiscal year-to-date period ended July 1, 2017 and fiscal year ended December 31, 2016 is as follows (in thousands):

	July 1, 2017	December 31, 2016
Beginning balance	$33,962	$44,685
Advances	4,205	6,949
Accruals	—	316
Repayments	(130)	(709)
Reclassification to other receivables	(1,852)	—
Amortization	(6,873)	(16,575)
Effect of foreign currency translation	218	(704)

Ending balance	$29,530	$33,962

Current portion of forgivable loans	$7,319	$5,897

Non-current portion of forgivable loans	$22,211	$28,065

10. Goodwill and Intangible Assets

        The changes in the carrying amount of goodwill during the fiscal year-to-date period ended July 1, 2017, are as follows (in thousands):

	Goodwill, gross	Accumulated impairment losses	Goodwill, net
Balance at December 31, 2016	$151,181	$(76,417)	$74,764
Goodwill adjustment related to acquisition	12,250	—	12,250
Effect of foreign currency translation	726	—	726

Balance at July 1, 2017	$164,157	$(76,417)	$87,740

        Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives. There were impairment losses of $0.5 million related to intangible assets during the second quarter of fiscal 2017. There were no impairment losses related to intangible assets during the second quarter of fiscal 2016.

        The components of acquired identifiable intangible assets are as follows (in thousands):

	July 1, 2017	December 31, 2016
Non-competition agreements, net of accumulated amortization of $411 and $3,821, respectively	$312	$80
Customer relationships, net of accumulated amortization of $2,505 and $5,181, respectively	9,915	2,605

Total, net of accumulated amortization	$10,227	$2,685

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

11. Accrued Expenses

        Accrued expenses consist of the following (in thousands):

	July 1, 2017	December 31, 2016
Compensation and related expenses	$46,997	$67,582
Income taxes payable	346	534
Other	12,373	7,165

Total	$59,716	$75,281

        As of July 1, 2017 and December 31, 2016, approximately $32.9 million and $53.9 million, respectively, of accrued bonuses were included above in "Compensation and related expenses".

12. Credit Agreement

        CRA is party to a credit agreement that provides CRA with a $125.0 million revolving credit facility and a $15.0 million sublimit for the issuance of letters of credit. CRA may use the proceeds of the revolving credit facility to provide working capital and for other general corporate purposes. CRA may repay any borrowings under the revolving credit facility at any time, but no later than April 24, 2018. There were no borrowings outstanding under this revolving credit facility as of July 1, 2017 and December 31, 2016.

        As of July 1, 2017 and December 31, 2016, the amount available under this revolving credit facility was reduced by certain letters of credit outstanding, which amounted to $2.8 million and $2.2 million, respectively. Under the credit agreement, CRA must comply with various financial and non-financial covenants. Compliance with these financial covenants is tested on a fiscal quarterly basis. As of July 1, 2017, CRA was in compliance with the covenants of its credit agreement.

13. Revenue Recognition

        CRA offers consulting services in two broad areas: litigation, regulatory, and financial consulting and management consulting. Together, these two service areas comprised 100.0% of CRA's consolidated revenues for the fiscal quarter and fiscal year-to-date period ended July 1, 2017. CRA recognizes all project revenue on a gross basis based on consideration of the criteria set forth in ASC Topic 605-45, Principal Agent Considerations.

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

        A rollforward of the accounts receivable allowance is as follows (in thousands):

	Fiscal Year-to-Date Period Ended	Fiscal Year Ended
	July 1, 2017	December 31, 2016
Balance at beginning of period	$4,253	$3,648
Increases to reserve	4,618	2,761
Amounts written off	(1,968)	(2,156)
Effects of foreign currency translation	7	—

Balance at end of period	$6,910	$4,253

        A rollforward of the unbilled receivables allowance is as follows (in thousands):

	Fiscal Year-to-Date Period Ended	Fiscal Year Ended
	July 1, 2017	December 31, 2016
Balance at beginning of period	$1,720	$2,354
Increases to reserves	1,299	2,102
Amounts written off	(324)	(2,736)
Effects of foreign currency translation	—	—

Balance at end of period	$2,695	$1,720

        Generally, amounts deemed uncollectible are recorded as a reduction to revenues. During fiscal 2016, $1.1 million was recorded as a bad debt expense and reported as a component of selling, general and administrative expenses related to credit-related losses.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

13. Revenue Recognition (Continued)

        Revenues also include reimbursable expenses, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. Reimbursable expenses are as follows (in thousands):

	Quarter Ended		Fiscal Year-to-Date Period Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Reimbursable expenses	$10,648	$8,511	$19,788	$16,541

        CRA collects goods and services and value added taxes from customers and records these amounts on a net basis, which is within the scope of ASC Topic 605-45, Principal Agent Considerations.

14. Net Income per Share

        CRA calculates basic and diluted earnings per common share using the two-class method. Under the two-class method, net earnings are allocated to each class of common stock and participating security as if all of the net earnings of the period had been distributed. CRA's participating securities consist of unvested share-based payment awards that contain a nonforfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common shareholders. Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares as of the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards. Net earnings allocable to these participating securities were not significant for the second quarter of fiscal 2017 and fiscal 2016.

        The following table presents a reconciliation from net income to net income available to common shareholders (in thousands):

	Quarter Ended		Fiscal Year-to-Date Period Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net income, as reported	$3,813	$5,215	$6,666	$7,637
Less: net income attributable to participating shares	24	37	44	54

Net income available to common shareholders	$3,789	$5,178	$6,622	$7,583

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

14. Net Income per Share (Continued)

        The following table presents a reconciliation of basic to diluted weighted average shares of common stock outstanding (in thousands):

	Quarter Ended		Fiscal Year-to-Date Period Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Basic weighted average shares outstanding	8,428	8,695	8,423	8,783
Stock options	190	84	196	42

Diluted weighted average shares outstanding	8,618	8,779	8,619	8,825

        For the second quarter and fiscal year-to-date period ended July 1, 2017, the anti-dilutive share based awards that were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding amounted to 192,504 and 56,360 shares, respectively. For the second quarter and fiscal year-to-date period ended July 2, 2016, the anti-dilutive share based awards that were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding amounted to 532,734 and 958,857 shares, respectively. These share-based awards were anti-dilutive because their exercise price exceeded the average market price over the respective period.

        On March 21, 2016 and May 3, 2017, CRA's Board of Directors authorized the repurchase of up to an additional $20.0 million and $20.0 million, respectively, of CRA's common stock. Repurchases under these programs are discretionary and CRA may make repurchases under any of these programs in the open market (including under any Rule 10b5-1 plan adopted by CRA) or in privately negotiated transactions, in each case in accordance with applicable insider trading and other securities laws and regulations. CRA records the retirement of its repurchased shares as a reduction to common stock. During the second quarter of fiscal year 2017, CRA repurchased and retired 389,079 shares under these share repurchase programs at an average price per share of $34.63. During the second quarter and first half of fiscal 2016, CRA repurchased and retired 672,795 shares under these share repurchase programs at an average price per share of $24.09. There was approximately $15.6 million available for future repurchases under these programs as of July 1, 2017.

15. Income Taxes

        CRA's effective income tax rates were 34.0% and 27.0% for the second quarters of fiscal 2017 and fiscal 2016, respectively. The effective tax rate for the second quarter of fiscal 2017 was higher than the prior year primarily due to the gain on the sale of business assets of GNU of approximately $3.8 million in the second quarter of fiscal 2016, resulting in a disproportionately lower share of taxes in that quarter as the gain was offset by net operating losses that had a full valuation allowance. This increase in rate was partially offset by the second quarter of fiscal 2017 tax benefit related to stock-based compensation of approximately $0.1 million, as well as the tax implications associated with the reversal of contingent consideration recorded as discrete items during the quarter. The effective tax rate in the second quarter of fiscal 2017 was lower than the combined Federal and state statutory tax rate primarily due to a favorable geographical mix of earnings as well as the tax benefit related to

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

15. Income Taxes (Continued)

stock-based compensation and the tax implications associated with the reversal of contingent consideration recorded as discrete items during the quarter. The effective tax rate in the second quarter of fiscal 2016 was lower than the combined Federal and state statutory tax rate due to a favorable geographical mix of earnings, as well as the sale of business assets described above.

        CRA's effective income tax rates were 36.0% and 33.1% for the first half of fiscal 2017 and fiscal 2016, respectively. The effective tax rate for the first half of 2017 was higher than the prior year primarily due to the gain on the sale of business assets of GNU of approximately $3.8 million in the second quarter of fiscal 2016, resulting in a disproportionately lower share of taxes in that quarter as the gain was offset by net operating losses that had a full valuation allowance. Additionally, the effective tax rate for the first half of 2017 was higher than the prior year due to an unfavorable discrete item recorded in the first quarter. This increase in rate was partially offset by the year-to-date fiscal 2017 tax benefit related to stock-based compensation of approximately $0.3 million, as well as the tax implications associated with the reversal of contingent consideration recorded as discrete items during the first and second quarters. The effective tax rate in the first half of fiscal 2017 was lower than the combined Federal and state statutory tax rate primarily due to a favorable geographical mix of earnings, as well as the tax benefit related to stock-based compensation and the tax implications associated with the reversal of contingent consideration, offset partially by an unfavorable item, all recorded discretely during the first and second fiscal quarters of 2017. The effective tax rate in the first half of fiscal 2016 was lower than the combined Federal and state statutory tax rate primarily due to a favorable geographical mix of earnings, as well as the sale of business assets described above.

        CRA has not provided for deferred income taxes or foreign withholding taxes on undistributed earnings from its foreign subsidiaries as of July 1, 2017 because such earnings are considered to be indefinitely reinvested. CRA does not rely on these unremitted earnings as a source of funds for its domestic business, as it expects to have sufficient cash flow from operations and availability from its U.S. revolving credit facility to fund its U.S. operational and strategic needs.

16. Commitments and Contingencies

        On April 21, 2017, CRA entered into the first amendment of the New York, New York lease for an additional 16,587 square feet of office space. The lease for the additional space commenced on April 15, 2017 and will expire on April 30, 2028. The amendment also extends the term of the previously leased space of 25,261 square feet of the same office building to the same date. The annual base rent for the additional space will be approximately $1.2 million per year subject to an increase of approximately 8% after five years. The amendment includes a base rent abatement of approximately $1.2 million as well as a tenant improvement allowance of approximately $1.4 million.

        On May 8, 2017, CRA entered into the first amendment of the Chicago, Illinois lease to extend the term of the leased space of 41,642 square feet, for an additional ten years ending on July 31, 2028. Beginning on August 1, 2018, the annual base rent will be approximately $1.1 million per year, subject to annual increases of approximately 2.5% per year. The amendment includes a base rent abatement of approximately $0.9 million, as well as a tenant improvement allowance of approximately $2.3 million.

        CRA is subject to legal actions arising in the ordinary course of business. In management's opinion, CRA believes it has adequate legal defenses and/or insurance coverage with respect to the

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

16. Commitments and Contingencies (Continued)

eventuality of such actions. CRA does not believe any settlement or judgment relating to any pending legal action would materially affect its financial position or results of operations.

17. Subsequent Events

        On July 27, 2017, CRA announced that its Board of Directors declared a quarterly cash dividend of $0.14 per common share, payable on September 15, 2017 to shareholders of record as of August 29, 2017.

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

  •
  Deferred compensation

  •
  Valuation of goodwill and other intangible assets

  •
  Accounting for income taxes

        We did not adopt any changes in the first half of fiscal 2017 that had a material effect on these critical accounting policies nor did we make any changes to our accounting policies in the first half of fiscal 2017 that changed these critical accounting policies.

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

Results of Operations—For the Quarter and Fiscal Year-to-Date Period Ended July 1, 2017, Compared to the Quarter and Fiscal Year-to-Date Period Ended July 2, 2016

        The following table provides operating information as a percentage of revenues for the periods indicated:

	Quarter Ended		Fiscal Year-to- Date Period Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Revenues	100.0%	100.0%	100.0%	100.0%
Costs of services	69.7	70.2	70.3	69.4

Gross profit	30.3	29.8	29.7	30.6
Selling, general and administrative expenses	21.7	20.4	21.4	22.1
Depreciation and amortization	2.4	2.6	2.3	2.4

Income from operations	6.3	6.9	5.9	6.1
GNU gain on sale of business assets	0.3	4.6	0.1	2.3
Interest expense, net	(0.2)	(0.1)	(0.1)	(0.1)
Other expense, net	0.0	(0.2)	(0.1)	(0.1)

Income before provision for income taxes	6.3	11.2	5.8	8.2
Provision for income taxes	(2.2)	(3.0)	(2.1)	(2.7)

Net income	4.2	8.2	3.7	5.5
Net income attributable to noncontrolling interest, net of tax	(0.1)	(1.9)	0.0	(0.8)

Net income attributable to CRA International, Inc.	4.1%	6.3%	3.7%	4.7%

Quarter Ended July 1, 2017 Compared to the Quarter Ended July 2, 2016

        Revenues.    Revenues increased by $11.0 million, or 13.3%, to $93.6 million for the second quarter of fiscal 2017 from $82.6 million for the second quarter of fiscal 2016. Revenues increased primarily in our business consulting practice. The increase in net revenue was a result of an increase in gross revenues of $13.5 million as compared to the second quarter of fiscal 2016, offset by an increase in write-offs and reserves of $2.0 million as compared to the second quarter of 2016. Utilization was flat at 76% for the second quarter of fiscal 2017 and the second quarter of fiscal 2016, while overall headcount increased by 107 consultants, driven by the addition of 84 consultants from the C1 acquisition and other activities in the first half of fiscal 2017 as compared to the first half of fiscal 2016.

        Overall, revenues outside of the U.S. represented approximately 20% and 24% of total revenues for the second quarter of fiscal 2017 and the second quarter of fiscal 2016, respectively. Revenues derived from fixed-price engagements increased to 31% of total revenues for the second quarter of fiscal 2017 compared with 18% for the second quarter of fiscal 2016. These percentages of revenue derived from fixed- price engagements depend largely on the proportion of our revenues derived from our management consulting business, which typically has a higher concentration of fixed-price service contracts. The increase in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016 is primarily attributable to the acquisition of C1.

        Costs of Services.    Costs of services increased by $7.2 million, or 12.4%, to $65.2 million for the second quarter of fiscal 2017 from $58.0 million for the second quarter of fiscal 2016. The increase in costs of services was due primarily to an increase of $4.2 million in employee compensation and fringe benefit costs attributable to salaries and benefits for our increased consulting headcount, primarily attributable to the C1 acquisition, an increase in incentive and retention compensation costs of $0.2 million, $0.6 million increase in accretion related to contingent consideration from prior acquisitions, and an increase in forgivable loan amortization of $0.2 million. Additionally, client reimbursable expenses increased by $2.1 million in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016. Despite this increase, as a percentage of revenues, costs of services decreased to 69.7% for the second quarter of fiscal 2017 from 70.2% for the second quarter of fiscal 2016, due primarily to the increase in revenue in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by $3.4 million, or 20.1%, to $20.3 million for the second quarter of fiscal 2017 from $16.9 million for the second quarter of fiscal 2016. Significant contributors to this increase were an increase in commissions to our nonemployee experts of $0.6 million for the second quarter of fiscal 2017 as compared to the second quarter of fiscal 2016, as a higher percentage of our revenue for the second quarter of fiscal 2017 was sourced by our nonemployee experts, as well as a $0.9 million increase in other professional fees, $0.5 million in intangible impairment charges incurred in the second quarter of fiscal 2017 compared to none in the second quarter of fiscal 2016, a $0.6 million increase in rent expense and a $0.4 million increase in bad debt reserves and write-offs for loans to employees in the second quarter of fiscal 2017 as compared to the second quarter of fiscal 2016.

        As a percentage of revenues, selling, general and administrative expenses increased to 21.7% for the second quarter of fiscal 2017 from 20.4% for the second quarter of fiscal 2016 due primarily to the aforementioned increase in selling, general and administrative expenses modestly outpacing the increase in revenues in the second quarter of fiscal 2017 as compared with the second quarter of fiscal 2016. Commissions to our nonemployee experts increased to 2.4% of revenues for the second quarter of fiscal 2017 compared to 2.0% of revenues for second quarter of fiscal 2016, as more revenue was sourced by nonemployee experts in the second quarter of fiscal 2017.

        GNU Gain on Sale of Business Assets.    On April 13, 2016, a buyer acquired substantially all of the business assets and assumed substantially all of the liabilities of GNU for a purchase price of $1.35 million. Of this amount, $1.1 million was received at closing, with the remaining $0.25 million payable on or after April 13, 2017, subject to contingencies, as outlined in the asset purchase agreement, which remaining amount was paid in full on May 3, 2017. GNU recognized a gain on sale of its business assets of $0.25 million during the second quarter of fiscal 2017, of which $0.14 million is attributed to CRA, and $3.8 million during the second quarter of fiscal 2016, of which $2.1 million is attributed to CRA.

        Provision for Income Taxes.    The income tax provision was $2.0 million, and the effective tax rate was 34.0%, for the second quarter of fiscal 2017 compared to $2.5 million and 27.0% for the second quarter of fiscal 2016. The effective tax rate for the second quarter of fiscal 2017 was higher than the prior year primarily due to the gain on sale of business assets of GNU of approximately $3.8 million in the second quarter of fiscal 2016, resulting in a disproportionately lower share of taxes in that quarter as the gain was offset by net operating losses that had a full valuation allowance. This increase in rate was partially offset by the second quarter of fiscal 2017 tax benefit related to stock-based compensation of approximately $0.1 million, as well as the tax implications associated with the reversal of contingent consideration recorded as discrete items during the quarter. The effective tax rate in the second quarter of fiscal 2017 was lower than the combined Federal and state statutory tax rate primarily due to a favorable geographical mix of earnings, as well as the tax benefit related to stock-based compensation and the tax implications associated with the reversal of contingent consideration recorded as discrete items during the quarter. The effective tax rate in the second quarter of fiscal 2016 was lower than the combined Federal and state statutory tax rate due to a favorable geographical mix of earnings, as well as the sale of business assets described above.

        Net Income Attributable to Noncontrolling Interest, Net of Tax.    Our ownership interest in GNU was 55.89% for the second quarters of fiscal 2017 and fiscal 2016. GNU's financial results are consolidated with ours, and allocations of the noncontrolling interest's share of GNU's net income result in deductions to our net income, while allocations of the noncontrolling interest's share of GNU's net loss result in additions to our net income. The results of operations of GNU allocable to its other owners was net income of $94 thousand for the second quarter of fiscal 2017 and net income of $1.6 million for the second quarter of fiscal 2016.

        Net Income Attributable to CRA International, Inc.    Net income attributable to CRA International, Inc. decreased by $1.4 million to $3.8 million for the second quarter of fiscal 2017 from $5.2 million for the second quarter of fiscal 2016. The net income per diluted share was $0.44 per share for the second quarter of fiscal 2017, compared to $0.59 of net income per diluted share for the second quarter of fiscal 2016. Diluted weighted average shares outstanding decreased by approximately 161,000 shares to approximately 8,618,000 shares for the second quarter of fiscal 2017 from approximately 8,779,000 shares for the second quarter of fiscal 2016. The decrease in diluted weighted average shares outstanding was primarily due to the repurchase and retirement of shares of our common stock since the second quarter of fiscal 2016, offset in part by an increase as a result of shares of restricted stock and time-vesting restricted stock units that have vested or that have been issued, and stock options that have been exercised, since the second quarter of fiscal 2016.

Fiscal Year-to-Date Period Ended July 1, 2017 Compared to the Fiscal Year-to-Date Period Ended July 2, 2016

        Revenues.    Revenues increased by $18.2 million, or 11.1%, to $181.7 million for the fiscal year-to-date period ended July 1, 2017 from $163.5 million for the fiscal year-to-date period ended July 2, 2016. Revenues increased primarily in our business consulting practice. The increase in net revenue was a result of an increase in gross revenues of $21.2 million as compared to the first half of fiscal 2016, offset by an increase in write-offs and reserves of $2.4 million as compared to the first half of fiscal 2016. Notwithstanding a reduction in utilization to 74% for the first half of fiscal 2017 from 75% for the first half of 2016, revenue growth followed an increase in average consulting headcount of 107, principally driven by the addition of 84 consultants from the C1 acquisition and other activities in the first half of fiscal 2017, as compared to the first half of fiscal 2016. Offsetting this increase, GNU had a decrease in revenue of $0.8 million in the fiscal year-to-date period ended July 1, 2017 compared with the fiscal year-to-date period ended July 2, 2016, principally due to the cessation of its operations in April 2016.

        Overall, revenues outside of the U.S. represented approximately 19% and 23% of total revenues for the fiscal year-to-date period ended July 1, 2017 and the fiscal year-to-date period ended July 2, 2016, respectively. Revenues derived from fixed-price engagements were 25% and 16% of total revenues for the fiscal year-to-date period ended July 1, 2017 and the fiscal year-to-date period ended July 2, 2016, respectively. These percentages of revenue derived from fixed-price engagements depend largely on the proportion of our revenues derived from our management consulting business, which typically has a higher concentration of fixed-price service contracts. The increase in the first half of fiscal 2017 compared to the first half of fiscal 2016 is primarily attributable to the acquisition of C1.

        Costs of Services.    Costs of services increased by $14.3 million, or 12.6%, to $127.8 million for the fiscal year-to-date period ended July 1, 2017 from $113.5 million for the fiscal year-to-date period ended July 2, 2016. The increase in costs of services was due primarily to an increase of $6.6 million in employee compensation and fringe benefit costs attributable to salaries and benefits associated with our increased consulting headcount, primarily attributable to the C1 acquisition, an increase in incentive and retention compensation costs of $2.7 million, $0.6 million increase in accretion related to contingent consideration from prior acquisitions, and an increase in forgivable loan amortization of $1.0 million. Additionally, client reimbursable expenses increased by $3.3 million in the first half of fiscal 2017 compared to the first half of fiscal 2016. As a percentage of revenues, costs of services increased to 70.3% for the first half of fiscal 2017 from 69.4% for the first half of fiscal 2016 due primarily to the previously mentioned increase in employee compensation and fringe benefit costs due to the increase in headcount, as well as the increase in incentive and retention compensation.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by $2.9 million, or 8.0%, to $39.0 million for the first half of fiscal 2017 from $36.1 million for the first half of fiscal 2016. The primary contributors to this increase were an increase in other professional fees of $1.5 million, $0.4 million in rent expense related to the additional office space attributed to the C1 acquisition incurred in the first half of fiscal 2017, and an increase in other operating expenses of $1.1 million. Additionally, selling, general and administrative expense for GNU decreased by $0.7 million for the first half of fiscal 2017, due to the sale of its business assets and cessation of operations.

        As a percentage of revenues, selling, general and administrative expenses decreased to 21.4% for the fiscal year-to-date period ended July 1, 2017 from 22.1% for fiscal year-to-date period ended July 2, 2016 due primarily to the increase in revenues. Commissions to our nonemployee experts decreased to 2.8% of revenues for the fiscal year-to-date period ended July 1, 2017 compared to 3.0% of revenues for fiscal year-to-date period ended July 2, 2016 as less revenue was sourced by nonemployee experts in the first half of fiscal 2017.

        GNU Gain on Sale of Business Assets.    On April 13, 2016, a buyer acquired substantially all of the business assets and assumed substantially all of the liabilities of GNU for a purchase price of $1.35 million. Of this amount, $1.1 million was received at closing, with the remaining $0.25 million payable on or after April 13, 2017, subject to contingencies, as outlined in the asset purchase agreement, which remaining amount was paid in full on May 3, 2017. GNU recognized a gain on sale of its business assets of $0.25 million during the second quarter of fiscal 2017, of which $0.14 million is attributed to CRA and $3.8 million during the second quarter of fiscal 2016, of which $2.1 million is attributed to CRA.

        Provision for Income Taxes.    For the first half of fiscal 2017, our income tax provision was $3.8 million, and the effective tax rate was 36.0%, compared to a provision of $4.4 million and an effective tax rate of 33.1% for the first half of fiscal 2016. The effective tax rate for the first half of 2017 was higher than the prior year primarily due to the gain on the sale of business assets of GNU of approximately $3.8 million in the second quarter of fiscal 2016, resulting in a disproportionately lower share of taxes in that quarter as the gain was offset by net operating losses that had a full valuation allowance. Additionally, the effective tax rate for the first half of 2017 was higher than the prior year due to an unfavorable discrete item recorded in the first fiscal quarter of 2017. This increase in rate was partially offset by the year-to-date fiscal 2017 tax benefit related to stock-based compensation of approximately $0.3 million, as well as the tax implications associated with the reversal of contingent consideration recorded as discrete items during the first and second fiscal quarters of 2017. The effective tax rate in the first half of fiscal 2017 was lower than the combined Federal and state statutory tax rate primarily due to a favorable geographical mix of earnings as well as the tax benefit related to stock-based compensation and the tax implications associated with the reversal of contingent consideration, offset partially by an unfavorable item, all recorded discretely during the first and second fiscal quarters of 2017. The effective tax rate in the first half of fiscal 2016 was lower than the combined Federal and state statutory tax rate primarily due to a favorable geographical mix of earnings, as well as the sale of business assets described above.

        Net Income Attributable to Noncontrolling Interest, Net of Tax.    Our ownership interest in GNU was 55.89% for the fiscal year-to-date period ended July 1, 2017 and the fiscal year-to-date period ended July 2, 2016. GNU's financial results are consolidated with ours and allocations of the noncontrolling interest's share of GNU's net income result in deductions to our net income, while allocations of the noncontrolling interest's share of GNU's net loss result in additions to our net income. The results of operations of GNU allocable to its other owners was net income of $71 thousand for the fiscal year-to-date period ended July 1, 2017, and net income of $1.4 million primarily as a result of the gain on sale attributable to its other owners of $1.7 million for the fiscal year-to-date period ended July 2, 2016.

        Net Income Attributable to CRA International, Inc.    Net income attributable to CRA International, Inc. decreased by $0.9 million to $6.7 million for the fiscal year-to-date period ended July 1, 2017 from $7.6 million for the fiscal year-to-date period ended July 2, 2016. The diluted net income per share was $0.77 for the fiscal year-to-date period ended July 1, 2017, compared to diluted net income per share of $0.86 per share for the fiscal year-to-date period ended July 2, 2016. Diluted weighted average shares outstanding decreased by approximately 206,000 to approximately 8,619,000 shares for the fiscal year-to-date period ended July 1, 2017 from approximately 8,825,000 shares for the fiscal year-to-date period ended July 2, 2016. The decrease in diluted weighted average shares outstanding was primarily due to the repurchase and retirement of shares of our common stock since July 2, 2016, offset in part by an increase as a result of shares of restricted stock and partially offset by time-vesting restricted stock units that have vested or that have been issued, and stock options that have been exercised, since July 2, 2016.

Liquidity and Capital Resources

  Fiscal Year-to-Date Period Ended July 1, 2017

        We believe that current cash, cash equivalents, cash generated from operations, and amounts available under our existing revolving credit facility will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

        General.    In the fiscal year-to-date period ended July 1, 2017, cash and cash equivalents decreased by $38.9 million. We completed the period with cash and cash equivalents of $14.7 million and working capital (defined as current assets less current liabilities) of $66.3 million. The principal drivers of the reduction of cash was payment of a significant portion of our fiscal 2016 performance bonuses in the first quarter of 2017, the repurchase and retirement of shares of our common stock and cash paid for the C1 acquisition.

        Of the total cash and cash equivalents of $14.7 million at July 1, 2017, $4.1 million was held within the U.S. We have sufficient sources of cash in the U.S., including cash flow from operations and availability on our revolving line of credit, to fund U.S. activities.

        Sources and Uses of Cash.    During the fiscal year-to-date period ended July 1, 2017, net cash used in operating activities was $8.5 million. Net income was $6.7 million for the fiscal year-to-date period ended July 1, 2017. The primary factor in cash used in operations was the decrease in the "accounts payable, accrued expenses, and other liabilities" line item of the cash flow statement of $17.9 million due to the payment of a significant portion of our fiscal 2016 performance bonuses during the first quarter of fiscal 2017. Other uses of cash included an increase of $3.7 million in the "accounts receivable" and "accounts receivable allowances" line item of the cash flow statement and an increase in the "unbilled services" line item of the cash flow statement of $13.1 million due to the increase in unbilled amounts. Offsetting these uses of cash was a $5.4 million decrease in the "prepaid expenses and other current assets, and other assets" line item of the cash flow statement that occurred over the first half of the fiscal year. Cash provided by operations included cash provided by depreciation and amortization expense of $4.2 million and by share-based compensation expenses of $3.1 million. The change in forgivable loans for the period of $4.6 million was primarily driven by $6.9 million of forgivable loan amortization, $1.9 million of repayments and reclassifications, net of $4.2 million of forgivable loan issuances.

        During the fiscal year-to-date period ended July 1, 2017, net cash used in investing activities was $18.6 million, which included $16.2 million in consideration relating to the C1 acquisition and $2.7 million for capital expenditures primarily related to computer equipment and leasehold improvements.

        We used $12.8 million of net cash in financing activities during the fiscal year-to-date period ended July 1, 2017, primarily for the repurchase and retirement of shares of our common stock of $12.4 million, the payment of $2.4 million in cash dividends to shareholders, and $0.7 million in vested employee restricted shares for tax withholdings. Offsetting these uses of cash was $2.7 million received upon the issuance of shares of common stock related to the exercise of stock options.

  Indebtedness

        We are party to a credit agreement that provides us with a $125.0 million revolving credit facility and a $15.0 million sublimit for the issuance of letters of credit. We may use the proceeds of the revolving credit facility to provide working capital and for other general corporate purposes. Generally, we may repay any borrowings under the revolving credit facility at any time, but must repay all borrowings no later than April 24, 2018. There were no borrowings outstanding under this revolving credit facility as of July 1, 2017.

        The amount available under this revolving credit facility is reduced by certain letters of credit outstanding, which amounted to $2.8 million and $2.2 million, respectively, as of July 1, 2017 and December 31, 2016.

        Borrowings under the revolving credit facility bear interest at a rate per annum, at our election, of either (i) the adjusted base rate, as defined in the credit agreement, plus an applicable margin, which varies between 0.50% and 1.50% depending on our total leverage ratio as determined under the credit agreement, or (ii) the adjusted eurocurrency rate, as defined in the credit agreement, plus an applicable margin, which varies between 1.50% and 2.50% depending on our total leverage ratio. We are required to pay a fee on the unused portion of the revolving credit facility at a rate per annum that varies between 0.25% and 0.375% depending on our total leverage ratio. Borrowings under the revolving credit facility are secured by 100% of the stock of certain of our U.S. subsidiaries and 65% of the stock of certain of our foreign subsidiaries, which represent approximately $25.4 million in net assets as of July 1, 2017.

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

  Share Repurchases

        On March 21, 2016, and May 3, 2017 our Board of Directors authorized the repurchase of up to an additional $20.0 million and $20.0 million, respectively, of our common stock. Repurchases under these programs are discretionary and we may make such repurchases under any of these programs in the open market (including under any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions, in each case in accordance with applicable insider trading and other securities laws and regulations. During the second quarter of fiscal 2017, we repurchased and retired 389,079 shares under these share repurchase programs at an average price per share of $34.63. Approximately $15.6 million was available for future repurchases as of July 1, 2017.

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

Contractual Obligations

        On April 21, 2017, we entered into the first amendment of the lease with 1411 IC-SIC Property, LLC to extend the term of previously leased space of 25,261 square feet, for an additional twenty-three months to April 30, 2028 for office space located on the 35th floor, and to lease additional space of 16,587 square feet on the 25th floor expiring on the same date, of the office building located at 1411 Broadway in New York, New York. The amendment includes a base rent abatement of approximately $1.2 million, as well as a tenant improvement allowance of approximately $1.4 million. Following an initial rent abatement period, the annual base rent will be approximately $1.2 million per year, subject to annual increases of approximately 8% after five years.

        On May 8, 2017, we entered into the first amendment of the lease with John Hancock Life Insurance Company (U.S.A.), to extend the term of the currently leased space of 41,642 square feet, for an additional ten years ending on July 31, 2028 for office space located on the 33rd and 34th floor of the office building located at 1 South Wacker Drive in Chicago, Illinois. The amendment includes a base rent abatement of approximately $0.9 million, as well as a tenant improvement allowance of approximately $2.3 million. Following an initial rent abatement period, the annual base rent will be approximately $1.1 million per year, subject to annual increases of approximately 2.5% per year.

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

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report to provide reasonable assurance that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC's rules and forms. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of July 1, 2017, due to the material weaknesses in internal control over financial reporting related to the inadequate design and execution of controls over revenue and related reserve processes, compensation-related processes, and certain non-routine technical accounting processes described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

        Notwithstanding the material weaknesses, management has concluded that the consolidated financial statements included in this Form 10-Q present fairly, in all material aspects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Evaluation of Changes in Internal Control over Financial Reporting

        Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated whether there were any changes in our internal control over financial reporting during the second quarter of fiscal 2017.

        Other than changes effected in accordance with the ongoing remediation, as further described below, of the material weaknesses in internal controls over financial reporting related to inadequate design and execution of controls over revenue and related reserve processes, compensation-related processes, and certain non-routine technical accounting processes in the financial statement close process pursuant to the plan described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, there were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during the second quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Plan for Remediation of Material Weakness

        Management has initiated a remediation plan which includes, but is not limited to, the following actions:

  •
  We have established a Special Internal Controls Committee reporting to the Audit Committee, led by our CEO. The Committee and other members of management have prepared an overall assessment of our financial accounting systems, accounting policies, procedures and controls. This assessment is the basis of the detailed remediation plan.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        (a)   On June 26, 2017, in connection with our acquisition of Cepton, GmbH, we issued 1,268 shares of our common stock to the former shareholders of Cepton GmbH. We relied on the exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving any public offering.

        (b)   Not applicable.

        (c)   The following table provides information about our repurchases of shares of our common stock during the fiscal quarter ended July 1, 2017. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the fiscal quarter into three periods of four weeks, four weeks, and five weeks, respectively, to coincide with our reporting periods during the second quarter of fiscal 2017.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 2, 2017 to April 29, 2017	—	—	—	$29,034,453
April 30, 2017 to May 27, 2017	174,186	$34.07 per share	174,186	$23,100,229
May 28, 2017 to July 1, 2017	214,893	$35.09 per share	214,893	$15,560,261

(1)
On March 21, 2016 and May 3, 2017, we announced that our Board of Directors approved share repurchase programs of up to an additional $20.0 million and $20.0 million, respectively, of our common stock. We may repurchase shares under these programs in open market purchases (including under any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. During the four weeks ended May 27, 2017, we repurchased and retired 174,186 shares under these programs at an average price per share of $34.07. During the five weeks ended July 1, 2017, we repurchased and retired 214,893 shares under these programs at an average price per share of $35.09. Approximately $15.6 million was available for future repurchases under these programs as of July 1, 2017. We expect to continue to repurchase shares under these programs.

ITEM 3.    Defaults Upon Senior Securities

        None.

ITEM 4.    Mine Safety Disclosures

        None.

ITEM 5.    Other Information

        None.

ITEM 6.    EXHIBIT INDEX

Item No.	Description
10.1	CRA International, Inc. Cash Incentive Plan, as amended (incorporated by reference to Annex B to our proxy statement filed on April 28, 2017)
10.2
First Amendment to Lease dated April 21, 2017 by and between CRA International, Inc. and 1411 IC-SIC Property LLC (incorporated by reference to Exhibit 10.1 to our current report on form 8-K filed on May 5, 2017)
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1	Section 1350 certification
101
The following financial statements from CRA International, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2017, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Condensed Consolidated Income Statements (unaudited) for the fiscal quarters and the fiscal year-to-date periods ended July 1, 2017 and July 2, 2016, (ii) Condensed Consolidated Statements of Comprehensive Income (unaudited) for the fiscal quarters and the fiscal year-to-date periods ended July 1, 2017 and July 2, 2016, (iii) Condensed Consolidated Balance Sheets (unaudited) as at July 1, 2017 and December 31, 2016, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the fiscal year-to-date periods ended July 1, 2017 and July 2, 2016, (v) Condensed Consolidated Statement of Shareholders' Equity (unaudited) for the fiscal year-to-date period ended July 1, 2017, and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

*
Management contract or compensatory plan

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRA INTERNATIONAL, INC.
Date: August 4, 2017	By:	/s/ PAUL A. MALEH Paul A. Maleh President and Chief Executive Officer
Date: August 4, 2017	By:	/s/ CHAD M. HOLMES Chad M. Holmes Chief Financial Officer, Executive Vice President and Treasurer
Date: August 4, 2017	By:	/s/ DOUGLAS C. MILLER Douglas C. Miller Vice President and Chief Accounting Officer

EXHIBIT INDEX

Item No.	Description
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer

32.1	Section 1350 certification

101	The following financial statements from CRA International, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2017, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Condensed Consolidated Income Statements (unaudited) for the fiscal quarters and the fiscal year-to-date periods ended July 1, 2017 and July 2, 2016, (ii) Condensed Consolidated Statements of Comprehensive Income (unaudited) for the fiscal quarters and the fiscal year-to-date periods ended July 1, 2017 and July 2, 2016, (iii) Condensed Consolidated Balance Sheets (unaudited) as at July 1, 2017 and December 31, 2016, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the fiscal year-to-date periods ended July 1, 2017 and July 2, 2016, (v) Condensed Consolidated Statement of Shareholders' Equity (unaudited) for the fiscal year-to-date period ended July 1, 2017, and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).