Form 10-Q
period 2017-09-30
CRA INTERNATIONAL, INC.
filed 2017-10-31
CIK 1053706

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 25, 2017
Common Stock, no par value per share	8,109,135 shares

CRA International, Inc.

INDEX

PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements	3
	Condensed Consolidated Income Statements (unaudited)—Quarters Ended September 30, 2017 and October 1, 2016 and the Fiscal Year-to-Date Periods Ended September 30, 2017 and October 1, 2016	3
	Condensed Consolidated Statements of Comprehensive Income (unaudited)—Quarters Ended September 30, 2017 and October 1, 2016 and the Fiscal Year-to-Date Periods Ended September 30, 2017 and October 1, 2016	4
	Condensed Consolidated Balance Sheets (unaudited)—September 30, 2017 and December 31, 2016	5
	Condensed Consolidated Statements of Cash Flows (unaudited)—Fiscal Year-to-Date Periods Ended September 30, 2017 and October 1, 2016	6
	Condensed Consolidated Statement of Shareholders' Equity (unaudited)—Fiscal Year-to-Date Period Ended September 30, 2017	7
	Notes to Condensed Consolidated Financial Statements (Unaudited)	8
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	33
ITEM 4.	Controls and Procedures	33
PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	35
ITEM 1A.	Risk Factors	35
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
ITEM 3.	Defaults Upon Senior Securities	35
ITEM 4.	Mine Safety Disclosures	35
ITEM 5.	Other Information	36
ITEM 6.	Exhibits	37
Signatures		38

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

CRA International, Inc.

Condensed Consolidated Income Statements (unaudited)

(In thousands, except per share data)

	Quarter Ended		Fiscal Year-to-Date Period Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Revenues	$91,325	$81,691	$273,059	$245,210
Costs of services (exclusive of depreciation and amortization)	62,422	57,832	190,223	171,297
Selling, general and administrative expenses	20,803	16,671	59,778	52,748
Depreciation and amortization	2,453	1,891	6,652	5,861

Income from operations	5,647	5,297	16,406	15,304
GNU gain on sale of business assets	—	—	250	3,836
Interest expense, net	(116)	(129)	(361)	(356)
Other income (expense), net	4	(108)	(233)	(270)

Income before provision for income taxes	5,535	5,060	16,062	18,514
Provision for income taxes	(2,310)	(1,909)	(6,100)	(6,357)

Net income	3,225	3,151	9,962	12,157
Net (income) loss attributable to noncontrolling interest, net of tax	(11)	42	(82)	(1,327)

Net income attributable to CRA International, Inc.	$3,214	$3,193	$9,880	$10,830

Net income per share attributable to CRA International, Inc:
Basic	$0.39	$0.39	$1.18	$1.25

Diluted	$0.38	$0.38	$1.15	$1.24

Weighted average number of shares outstanding:
Basic	8,149	8,177	8,332	8,581

Diluted	8,353	8,309	8,530	8,653

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Quarter Ended		Fiscal Year-to-Date Period Ended
	September 30, 2017	October 1, 2016	September 30 2017	October 1, 2016
Net income	$3,225	$3,151	$9,962	$12,157
Other comprehensive (loss) income:
Foreign currency translation adjustments	1,274	(608)	3,611	(2,523)

Comprehensive income	4,499	2,543	13,573	9,634
Less: comprehensive (income) loss attributable to noncontrolling interest	(11)	42	(82)	(1,327)

Comprehensive income attributable to CRA International, Inc.	$4,488	$2,585	$13,491	$8,307

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except share data)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$20,899	$53,530
Accounts receivable, net of allowances of $7,486 at September 30, 2017 and $4,253 at December 31, 2016	76,819	66,852
Unbilled services, net of allowances of $2,531 at September 30, 2017 and $1,720 at December 31, 2016	41,536	24,937
Prepaid expenses and other current assets	12,211	19,295
Forgivable loans	6,474	5,897

Total current assets	157,939	170,511
Property and equipment, net	41,062	36,381
Goodwill	88,529	74,764
Intangible assets, net	9,867	2,685
Deferred income taxes	10,105	10,049
Forgivable loans, net of current portion	25,388	28,065
Other assets	1,530	1,187

Total assets	$334,420	$323,642

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$17,162	$13,729
Accrued expenses	74,285	75,281
Deferred revenue and other liabilities	3,980	3,021
Current portion of deferred rent	1,110	1,499
Current portion of deferred compensation	851	570

Total current liabilities	97,388	94,100
Non-current liabilities:
Deferred rent and facility-related non-current liabilities	18,790	15,191
Deferred compensation and other non-current liabilities	9,710	6,346
Deferred income taxes	355	122

Total non-current liabilities	28,855	21,659
Commitments and contingencies (Note 16)
Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 8,055,783 shares and 8,333,990 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	44,520	54,124
Retained earnings	173,119	166,914
Accumulated other comprehensive loss	(10,207)	(13,818)

Total CRA International, Inc. shareholders' equity	207,432	207,220
Noncontrolling interest	745	663

Total shareholders' equity	208,177	207,883

Total liabilities and shareholders' equity	$334,420	$323,642

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Fiscal Year-to-Date Period Ended
	September 30, 2017	October 1, 2016
Operating activities:
Net income	$9,962	$12,157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,636	5,848
Loss on disposal of property and equipment	10	3
Impairment of intangible assets	523	—
GNU gain on sale of business assets	(250)	(3,836)
Deferred rent	1,316	3,250
Deferred income taxes	230	886
Share-based compensation expenses	4,633	4,791
Excess tax benefits from share-based compensation	—	(55)
Accounts receivable allowances	3,166	(247)
Changes in operating assets and liabilities:
Accounts receivable	(11,600)	(3,627)
Unbilled services	(15,533)	(11,874)
Prepaid expenses and other current assets, and other assets	6,505	1,588
Forgivable loans	2,418	7,743
Incentive cash awards	956	—
Accounts payable, accrued expenses, and other liabilities	(1,181)	(414)

Net cash provided by operating activities	7,791	16,213
Investing activities:
Cash consideration paid for acquisitions	(16,163)	—
Purchases of property and equipment	(5,366)	(11,808)
GNU cash proceeds from sale of business assets	250	1,100

Net cash used in investing activities	(21,279)	(10,708)
Financing activities:
Issuance of common stock, principally stock option exercises	2,950	1,448
Payments on notes payable	—	(75)
Borrowings under line of credit	11,500	7,500
Repayments under line of credit	(11,500)	(7,500)
Tax withholding payments reimbursed by restricted shares	(703)	(490)
Excess tax benefits from share-based compensation	—	55
Cash paid on dividend equivalents	(25)	—
Cash dividends paid to stockholders	(3,529)	—
Repurchases of common stock	(19,528)	(19,318)

Net cash used in financing activities	(20,835)	(18,380)
Effect of foreign exchange rates on cash and cash equivalents	1,692	(80)

Net decrease in cash and cash equivalents	(32,631)	(12,955)
Cash and cash equivalents at beginning of period	53,530	38,139

Cash and cash equivalents at end of period	$20,899	$25,184

Noncash investing and financing activities:
Issuance of common stock for acquired business	$3,044	$44

Purchases of property and equipment not yet paid for	$2,568	$1,234

Purchases of property and equipment paid by a third party	$1,640	$—

Asset retirement obligations	$—	$1,479

Supplemental cash flow information:
Cash paid for income taxes	$7,297	$3,959

Cash paid for interest	$248	$327

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statement of Shareholders' Equity (unaudited)

(In thousands, except share data)

	Common Stock				CRA International, Inc. Shareholders' Equity
				Accumulated Other Comprehensive Loss
	Shares Issued	Amount	Retained Earnings			Noncontrolling Interest	Total Shareholders' Equity
BALANCE AT DECEMBER 31, 2016	8,333,990	$54,124	$166,914	$(13,818)	$207,220	$663	$207,883
Net income	—	—	9,880	—	9,880	82	9,962
Foreign currency translation adjustment	—	—	—	3,611	3,611	—	3,611
Issuance of common stock for acquired businesses	89,312	3,044	—	—	3,044	—	3,044
Exercise of stock options	133,955	2,950	—	—	2,950	—	2,950
Share-based compensation expense for employees	—	4,540	—	—	4,540	—	4,540
Restricted share and unit vestings	72,753	—	—	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(19,519)	(703)	—	—	(703)	—	(703)
Cumulative effect of a change in accounting principle related to ASU 2016-09	—	—	48	—	48	—	48
Shares repurchases	(554,708)	(19,528)	—	—	(19,528)	—	(19,528)
Share-based compensation expense for non-employees	—	93	—	—	93	—	93
Accrued dividends on unvested units	—	—	(169)	—	(169)	—	(169)
Cash paid on dividend equivalents	—	—	(25)	—	(25)	—	(25)
Cash dividends paid to stockholders	—	—	(3,529)	—	(3,529)	—	(3,529)

BALANCE AT SEPTEMBER 30, 2017	8,055,783	$44,520	$173,119	$(10,207)	$207,432	$745	$208,177

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

2. Basis of Presentation and Estimates

        The accompanying unaudited condensed consolidated financial statements reflect the results of operations, financial position, cash flows, and stockholders' equity as of and for the fiscal quarters and year-to-date periods ended September 30, 2017 and October 1, 2016, respectively. These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for Quarterly Reports on Form 10-Q. Accordingly, these financial statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for annual financial statements. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair statement of CRA's results of operations, financial position, cash flows, and stockholders' equity for the interim periods presented in conformity with GAAP. Results of operations for the interim periods presented herein are not necessarily indicative of results of operations for a full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2016, included in our Annual Report on Form 10-K, filed with the SEC on March 15, 2017.

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

4. Recent Accounting Standards Adopted

Improvements to Employee Share-Based Payment Accounting

        In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 requires all of the tax effects related to share-based payments to be recorded through the income statement. The new pronouncement also allows for the option of estimating awards expected to vest or accounting for forfeitures when they occur. In the statement of cash flows, cash paid by employers when withholding shares for tax withholding purposes should be classified as a financing activity whereas cash flows resulting from excess tax benefits should be reported in operating activities. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Accordingly, CRA adopted ASU No. 2016-09 on January 1, 2017, resulting in the recognition of a tax benefit of $0.5 million to retained earnings as of that date. CRA had traditionally classified employee taxes paid through employer share withholdings as financing activities, therefore no further adjustment was necessary. CRA has classified the excess tax benefits from share-based compensation as operating activities on a prospective basis beginning in the quarter ended April 1, 2017. Additionally, CRA did not make any changes to its accounting for forfeitures and continues to estimate forfeitures based on historical experience.

5. Recent Accounting Standards Not Yet Adopted

Revenue from Contracts with Customers

        In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date ("ASU 2015-14"). ASU 2015-14 defers by one year the effective date of ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The deferral results in ASU 2014-09 being effective for fiscal years, and interim periods within those fiscal

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

5. Recent Accounting Standards Not Yet Adopted (Continued)

years, beginning after December 15, 2017. The main provision of ASU 2014-09 is to recognize revenue when control of the goods or services transfers to the customer, as opposed to the existing guidance of recognizing revenue when the risks and rewards transfer to the customer. The standard is expected to have an impact on the amount and timing of revenue recognized and the related disclosures on CRA's financial statements. CRA will adopt ASU 2014-09 effective January 1, 2018 and CRA expects to adopt this new standard using the modified retrospective method, which requires a cumulative-effect adjustment to retained earnings in the period of adoption. CRA currently anticipates that the most significant impact to adopting this guidance will occur with contracts which include variable consideration. The adoption of ASU 2014-09 will not have a material impact on CRA's consolidated financial position, results of operations, equity or cash flows.

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

Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

        On January 26, 2017, the FASB issued a new ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplifies the subsequent measurement of goodwill, and gives the option to eliminate Step 2 from the goodwill impairment test. Under the amendments, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The amendment also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. For public companies, ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. CRA has not yet determined the effects, if any, that the adoption of ASU 2017-04 may have on its financial position, results of operations, cash flows, or disclosures.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

5. Recent Accounting Standards Not Yet Adopted (Continued)

Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting

        On May 10, 2017, the FASB issued a new ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"). ASU 2017-09 updates guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Under the amendments, an entity should account for the effects of a modification unless all the following conditions are met. First, the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. Second, the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified. Third, the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The new standard is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for public entities for reporting periods for which financial statements have not yet been issued. CRA will adopt ASU 2017-09 during the first quarter of 2018. CRA has not completed its assessment of this standard and has not yet determined whether the impact of the adoption of this standard on its financial position, results of operations, cash flows, or disclosures will be material.

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

        The following table shows CRA's acquired assets and liabilities assumed from the purchase of C1 Consulting (in thousands):

Assets Acquired:
Current assets:
Accounts receivable and unbilled receivables	$3,820
Other current assets	10

Total current assets	3,830

Property and equipment	206
Other non-current assets	106
Intangible assets	8,800
Goodwill	12,626

Total assets acquired	$25,568

Liabilities Assumed:
Current liabilities:
Deferred revenue	$3,396
Accrued expenses and other current liabilities	652

Total current liabilities	4,048
Contingent consideration	2,357

Total liabilities assumed	6,405

Net assets acquired	$19,163

        The intangible assets acquired are comprised of non-compete agreements and the value of customer relationships, the fair value of which was determined using the incremental income method and multi-period excess earnings method, respectively. The non-compete agreements are being amortized over the stated term of five years on a straight-line basis. The customer relationships intangible is being amortized over a ten year life on a straight-line basis, which approximates the expected pattern of economic benefit from this asset. The fair value of the contingent consideration was determined using a monte carlo simulation and will be accreted over the liabilities' measurement period to its expected future payment value on a straight-line basis. The fair value of the contingent acquisition liability will be reassessed on a quarterly basis by CRA using additional information as it becomes available, and any change in the fair value estimate will be recorded in the earnings of that period.

        Transaction related costs, which are principally legal and accounting service fees, amount to $0.5 million for the fiscal year-to-date period ended September 30, 2017 and are included in selling, general and administrative expenses on the condensed consolidated income statement.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Cash and Cash Equivalents

        Cash equivalents consist principally of money market funds with maturities of three months or less when purchased. As of September 30, 2017, a substantial portion of CRA's cash accounts were concentrated at a single financial institution, which potentially exposes CRA to credit risks. The financial institution has a short-term credit rating of A-2 by Standard & Poor's ratings services. CRA has not experienced any losses related to such accounts. CRA does not believe that there is significant risk of non-performance by the financial institution, and its cash on deposit is fully liquid. CRA continually monitors the credit ratings of the institution.

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

        The following table shows CRA's financial instruments as of September 30, 2017 and December 31, 2016 that are measured and recorded in the financial statements at fair value on a recurring basis (in thousands):

	September 30, 2017
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Assets:
Money market funds	$5	$—	$—

Total Assets	$5	$—	$—

Liabilities:
Contingent consideration liability	$—	$—	$3,375

Total Liabilities	$—	$—	$3,375

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

        The contingent consideration liabilities in the tables above are for estimated future contingent consideration payments related to prior acquisitions. The fair value measure of these liabilities are based on significant inputs not observed in the market and thus represent Level 3 measurement. The significant unobservable inputs used in the fair value measurements of these contingent acquisition liabilities are CRA's measures of the estimated payouts based on internally generated financial projections and discount rates. The fair value of these contingent acquisition liabilities are reassessed on a quarterly basis by CRA using additional information as it becomes available, and any change in the fair value estimates are recorded in the earnings of that period.

        The following table summarizes the changes in the contingent consideration liabilities over the fiscal year-to-date period ended September 30, 2017 and the fiscal year ended December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Beginning balance	$549	$773
Acquisitions	2,357	—
Remeasurement of acquisition-related contingent consideration	(296)	71
Accretion	1,018	—
Payments	(299)	(292)
Effects of foreign currency translation	46	(3)

Ending balance	$3,375	$549

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9. Forgivable Loans

        Forgivable loan activity for the fiscal year-to-date period ended September 30, 2017 and the fiscal year ended December 31, 2016 is as follows (in thousands):

	September 30, 2017	December 31, 2016
Beginning balance	$33,962	$44,685
Advances	10,134	6,949
Accruals	670	316
Repayments	(1,884)	(709)
Reclassification to other receivables	(1,102)	—
Amortization	(10,293)	(16,575)
Effect of foreign currency translation	375	(704)

Ending balance	$31,862	$33,962

Current portion of forgivable loans	$6,474	$5,897

Non-current portion of forgivable loans	$25,388	$28,065

10. Goodwill and Intangible Assets

        The changes in the carrying amount of goodwill during the fiscal year-to-date period ended September 30, 2017, are as follows (in thousands):

	Goodwill, gross	Accumulated impairment losses	Goodwill, net
Balance at December 31, 2016	$151,181	$(76,417)	$74,764
Goodwill adjustment related to acquisition	12,626	—	12,626
Effect of foreign currency translation	1,139	—	1,139

Balance at September 30, 2017	$164,946	$(76,417)	$88,529

        Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives. There were impairment losses of $0.5 million related to intangible assets during the fiscal year-to-date period ended September 30, 2017. There were no impairment losses related to intangible assets during the fiscal year ended December 31, 2016.

        The components of acquired identifiable intangible assets are as follows (in thousands):

	September 30, 2017	December 31, 2016
Non-competition agreements, net of accumulated amortization of $437 and $3,821, respectively	$286	$80
Customer relationships, net of accumulated amortization of $2,838 and $5,181, respectively	9,581	2,605

Total, net of accumulated amortization	$9,867	$2,685

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

11. Accrued Expenses

        Accrued expenses consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Compensation and related expenses	$60,254	$67,582
Income taxes payable	465	534
Other	13,566	7,165

Total	$74,285	$75,281

        As of September 30, 2017 and December 31, 2016, approximately $47.2 million and $53.9 million, respectively, of accrued bonuses were included above in "Compensation and related expenses".

12. Credit Agreement

        CRA is party to a credit agreement that provides CRA with a $125.0 million revolving credit facility and a $15.0 million sublimit for the issuance of letters of credit. CRA may use the proceeds of the revolving credit facility to provide working capital and for other general corporate purposes. CRA may repay any borrowings under the revolving credit facility at any time, but no later than April 24, 2018. There were no borrowings outstanding under this revolving credit facility as of September 30, 2017 and December 31, 2016.

        As of September 30, 2017 and December 31, 2016, the amount available under this revolving credit facility was reduced by certain letters of credit outstanding, which amounted to $3.6 million and $2.2 million, respectively. Under the credit agreement, CRA must comply with various financial and non-financial covenants. Compliance with these financial covenants is tested on a fiscal quarterly basis. As of September 30, 2017, CRA was in compliance with the covenants of its credit agreement.

13. Revenue Recognition

        CRA offers consulting services in two broad areas: litigation, regulatory, and financial consulting and management consulting. Together, these two service areas comprised 100.0% of CRA's consolidated revenues for the fiscal quarter and fiscal year-to-date period ended September 30, 2017. CRA recognizes all project revenue on a gross basis based on consideration of the criteria set forth in ASC Topic 605-45, Principal Agent Considerations.

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

        A rollforward of the accounts receivable allowance is as follows (in thousands):

	Fiscal Year-to-Date Period Ended	Fiscal Year Ended
	September 30, 2017	December 31, 2016
Balance at beginning of period	$4,253	$3,648
Increases to reserve	6,076	2,761
Amounts written off	(2,852)	(2,156)
Effects of foreign currency translation	9	—

Balance at end of period	$7,486	$4,253

        A rollforward of the unbilled receivables allowance is as follows (in thousands):

	Fiscal Year-to-Date Period Ended	Fiscal Year Ended
	September 30, 2017	December 31, 2016
Balance at beginning of period	$1,720	$2,354
Increases to reserves	1,727	2,102
Amounts written off	(914)	(2,736)
Effects of foreign currency translation	(2)	—

Balance at end of period	$2,531	$1,720

        Generally, accounts and unbilled receivables allowances are recorded as a reduction to revenues. During fiscal 2016, $1.1 million was recorded as a bad debt expense and reported as a component of selling, general and administrative expenses related to credit-related losses.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

13. Revenue Recognition (Continued)

        Revenues also include reimbursable expenses, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. Reimbursable expenses are as follows (in thousands):

	Quarter Ended		Fiscal Year-to-Date Period Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Reimbursable expenses	$9,675	$8,969	$29,463	$25,510

        CRA collects goods and services and value added taxes from customers and records these amounts on a net basis, which is within the scope of ASC Topic 605-45, Principal Agent Considerations.

14. Net Income per Share

        CRA calculates basic and diluted earnings per common share using the two-class method. Under the two-class method, net earnings are allocated to each class of common stock and participating security as if all of the net earnings of the period had been distributed. CRA's participating securities consist of unvested share-based payment awards that contain a nonforfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common shareholders. Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares as of the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards. Net earnings allocable to participating securities were not significant for the third quarter of fiscal 2017 and fiscal 2016.

        The following table presents a reconciliation from net income attributable to CRA International, Inc. to net income available to common shareholders (in thousands):

	Quarter Ended		Fiscal Year-to-Date Period Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net income, as reported	$3,214	$3,193	$9,880	$10,830
Less: net income attributable to participating shares	21	24	66	74

Net income available to common shareholders	$3,193	$3,169	$9,814	$10,756

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

14. Net Income per Share (Continued)

        The following table presents a reconciliation of basic to diluted weighted average shares of common stock outstanding (in thousands):

	Quarter Ended		Fiscal Year-to-Date Period Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Basic weighted average shares outstanding	8,149	8,177	8,332	8,581
Stock options	204	132	198	72

Diluted weighted average shares outstanding	8,353	8,309	8,530	8,653

        For the third quarter and fiscal year-to-date periods ended September 30, 2017, the anti-dilutive share based awards that were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding amounted to 40,439 and 66,470 shares, respectively. For the third quarter and fiscal year-to-date periods ended October 1, 2016, the anti-dilutive share based awards that were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding amounted to 205,015 and 680,950 shares, respectively. These share-based awards were anti-dilutive because their exercise price exceeded the average market price over the respective period.

        On March 21, 2016 and May 3, 2017, CRA's Board of Directors authorized the repurchase of up to an additional $20.0 million and $20.0 million, respectively, of CRA's common stock. Repurchases under these programs are discretionary and CRA may make repurchases under any of these programs in the open market (including under any Rule 10b5-1 plan adopted by CRA) or in privately negotiated transactions, in each case in accordance with applicable insider trading and other securities laws and regulations. CRA records the retirement of its repurchased shares as a reduction to common stock. During the third quarter of fiscal year 2017 and fiscal year-to-date period ended September 30, 2017, CRA repurchased and retired 165,629 shares and 554,708 shares, respectively, under these share repurchase programs at an average price per share of $36.63 and $35.23, respectively. During the third quarter and fiscal year-to-date period ended October 1, 2016, CRA repurchased and retired 110,908 shares and 783,703 shares, respectively, under these share repurchase programs at an average price per share of $25.84 and $24.33, respectively. There was approximately $9.5 million available for future repurchases under these programs as of September 30, 2017.

15. Income Taxes

        CRA's effective income tax rates were 41.7% and 37.7% for the third quarters of fiscal year 2017 and fiscal year 2016, respectively. The effective tax rate for the third quarter of fiscal year 2017 was higher than the prior year stemming from changes in the jurisdictional mix of earnings, executive compensation expenses, and the correction of a prior year estimate. This increase in rate was partially offset by the tax benefits related to stock-based compensation of approximately $0.1 million as well as provision to return true-ups. The effective tax rate in the third quarter of fiscal year 2017 was higher than the combined Federal and state statutory tax rate also due to higher executive compensation and

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

15. Income Taxes (Continued)

the correction of a prior year estimate. The effective tax rate in the third quarter of fiscal year 2016 was lower than the combined Federal and state statutory tax rate due to a favorable geographical mix of earnings.

        CRA's effective income tax rates were 38.0% and 34.3% for the fiscal year-to-date periods ended September 30, 2017 and October 1, 2016, respectively. The effective tax rate for the fiscal year-to-date period ended September 30, 2017 was higher than the prior year primarily due to a non-recurring item in the prior year that drove the rate down and was not replicated in the current year. Other drivers of a higher year-to-date fiscal year 2017 effective tax rate are executive compensation expenses and unfavorable discrete items, which were partially offset by a tax benefit related to stock-based compensation of approximately $0.4 million, as well as the tax implications associated with the reversal of contingent consideration. The effective tax rate for the fiscal year-to-date period ended September 30, 2017 was lower than the combined Federal and state statutory tax rate primarily due to a favorable geographical mix of earnings, as well as the tax benefit related to stock-based compensation and the tax implications associated with the reversal of contingent consideration, offset partially by executive compensation and other discrete unfavorable items. The effective tax rate fiscal year-to-date period ended October 1, 2016 was lower than the combined Federal and state statutory tax rate primarily due to a favorable geographical mix of earnings, as well as the sale of GNU's business assets.

        CRA has not provided for deferred income taxes or foreign withholding taxes on undistributed earnings from its foreign subsidiaries as of September 30, 2017 because such earnings are considered to be indefinitely reinvested. CRA does not rely on these unremitted earnings as a source of funds for its domestic business, as it expects to have sufficient cash flow from operations and availability from its U.S. revolving credit facility to fund its U.S. operational and strategic needs.

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

17. Business Segment and Geographic Information

        CRA is a leading consulting firm specializing in providing economic, financial and management consulting services. It offers consulting services in two broad areas: litigation, regulatory, and financial consulting and management consulting. These two areas represented approximately 100% of our consolidated revenues for fiscal 2017 and 2016. CRA manages its business on an integrated basis through its international network of offices and areas of functional expertise. Many of CRA's practice areas are represented in several of its offices and are managed across geographic borders. When CRA evaluated its business, and possible operating segments, CRA reviewed the manner in which it is organized and managed, composition and responsibilities of its management team, the identification of its chief operating decision maker, as well as the availability of discrete financial information for its various business components and geographic areas. During fiscal 2017 and the majority of fiscal 2016, it determined that CRA operated in one business segment, its consulting services business. Prior to the sale of substantially all of GNU's business assets on April 13, 2016, CRA operated in two operating

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

17. Business Segment and Geographic Information (Continued)

segments. GNU's financial information is included below and is immaterial to the overall consolidated financial statements. Revenue based on the physical location of the operation to which the revenues relate, are as follows (in thousands):

	Quarter Ended September 30, 2017	Quarter Ended October 1, 2016	Fiscal Year-to- Date Ended September 30, 2017	Fiscal Year-to- Date Ended October 1, 2016
Revenue:
United States	$70,910	$63,955	$217,608	$189,832

United Kingdom	13,572	12,463	40,444	40,421
Other	6,843	5,273	15,007	14,957

Total foreign	20,415	17,736	55,451	55,378

Total Revenue	$91,325	$81,691	$273,059	$245,210

        Long-lived assets by physical location are as follows (in thousands):

	September 30, 2017	December 31, 2016
Long-lived assets (property and equipment, net):
United States	$34,005	$30,735

United Kingdom	5,560	5,253
Other	1,497	393

Total foreign	7,057	5,646

Total Long-lived assets	$41,062	$36,381

18. Subsequent Events

        On October 26, 2017, CRA announced that its Board of Directors declared a quarterly cash dividend of $0.17 per common share, payable on December 15, 2017 to shareholders of record as of November 28, 2017.

        On October 24, 2017, the Company extended its $125.0 million revolving credit facility for five years. The Company may use the proceeds of the revolving credit facility to provide working capital and for other general corporate purposes. Other than the letters of credit of approximately $3.6 million that had been issued under the previous credit agreement, no other outstanding borrowings existed at the time of the extension.

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

  •
  Deferred compensation

  •
  Valuation of goodwill and other intangible assets

  •
  Accounting for income taxes

        We did not adopt any changes in the fiscal year-to-date period ended September 30, 2017 that had a material effect on these critical accounting policies nor did we make any changes to our accounting policies in the fiscal year-to-date period ended September 30, 2017 that changed these critical accounting policies.

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

Results of Operations—For the Quarter and Fiscal Year-to-Date Period Ended September 30, 2017, Compared to the Quarter and Fiscal Year-to-Date Period Ended October 1, 2016

        The following table provides operating information as a percentage of revenues for the periods indicated:

	Quarter Ended		Fiscal Year-to- Date Period Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Revenues	100.0%	100.0%	100.0%	100.0%
Costs of services (exclusive of depreciation and amortization)	68.4	70.8	69.7	69.9
Selling, general and administrative expenses	22.8	20.4	21.9	21.5
Depreciation and amortization	2.7	2.3	2.4	2.4

Income from operations	6.2	6.5	6.0	6.2
GNU gain on sale of business assets	—	—	0.1	1.5
Interest expense, net	(0.1)	(0.2)	(0.2)	(0.1)
Other income (expense), net	0.0	(0.1)	(0.1)	(0.1)

Income before provision for income taxes	6.1	6.2	5.9	7.6
Provision for income taxes	(2.5)	(2.3)	(2.2)	(2.6)

Net income	3.5	3.9	3.6	5.0
Net (income) loss attributable to noncontrolling interest, net of tax	0.0	0.1	0.0	(0.5)

Net income attributable to CRA International, Inc.	3.5%	3.9%	3.6%	4.4%

Quarter Ended September 30, 2017 Compared to the Quarter Ended October 1, 2016

        Revenues.    Revenues increased by $9.6 million, or 11.8%, to $91.3 million for the third quarter of fiscal 2017 from $81.7 million for the third quarter of fiscal 2016. Revenues increased primarily in our business consulting practice. The increase in net revenue was a result of an increase in gross revenues of $10.5 million as compared to the third quarter of fiscal 2016, offset by an increase in write-offs and reserves of $0.9 million as compared to the third quarter of 2016. Utilization was up 1% to 74% for the third quarter of fiscal 2017 from 73% in the third quarter of fiscal 2016, while overall headcount increased from the end of the third quarter of fiscal 2016 to the end of the third quarter of fiscal 2017 by 98 consultants, driven by the addition of 84 consultants from the C1 acquisition and other recruiting activities in the quarter ended September 30, 2017.

        Overall, revenues outside of the U.S. represented approximately 22% of total revenues for the third quarter of fiscal 2017 and the third quarter of fiscal 2016. Revenues derived from fixed-price engagements increased to 25% of total revenues for the third quarter of fiscal 2017 compared with 18% for the third quarter of fiscal 2016. These percentages of revenue derived from fixed-price engagements depend largely on the proportion of our revenues derived from our management consulting business, which typically has a higher concentration of fixed-price service contracts. This increase in revenues derived from fixed-price engagements was primarily attributable to the acquisition of C1.

        Costs of Services.    Costs of services increased by $4.6 million, or 8.0%, to $62.4 million for the third quarter of fiscal 2017 from $57.8 million for the third quarter of fiscal 2016. The increase in costs of services was due primarily to an increase of $4.4 million in employee compensation and fringe benefit costs attributable to salaries and benefits for our increased consulting headcount, which was primarily attributable to the C1 acquisition, as well as a $0.4 million increase in accretion related to contingent consideration from prior acquisitions. Additionally, client reimbursable expenses increased by $0.7 million in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016. Partially offsetting these increases was a $1.0 million decrease in retention and incentive compensation. Despite the overall increase in cost of services, as a percentage of revenues, costs of services decreased to 68.4% for the third quarter of fiscal 2017 from 70.8% for the third quarter of fiscal 2016, as this increase in cost of services was outpaced by the increase in revenue in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by $4.1 million, or 24.6%, to $20.8 million for the third quarter of fiscal 2017 from $16.7 million for the third quarter of fiscal 2016. Significant contributors to this increase were an increase in commissions to our non-employee experts of $0.4 million for the third quarter of fiscal 2017 as compared to the third quarter of fiscal 2016, as a higher percentage of our revenue for the third quarter of fiscal 2017 was sourced by our non-employee experts, as well as a $1.4 million increase in other professional fees, $0.7 million increase in employee compensation and fringe benefit costs, a $0.6 million increase in travel and entertainment expenses, a $0.5 million increase in design costs related to capitalized software, a $0.2 million increase in rent expense, and a $0.2 million increase in bad debt reserves and write-offs for loans to employees in the third quarter of fiscal 2017 as compared to the third quarter of fiscal 2016.

        As a percentage of revenues, selling, general and administrative expenses increased to 22.8% for the third quarter of fiscal 2017 from 20.4% for the third quarter of fiscal 2016, due primarily to the aforementioned increase in selling, general and administrative expenses modestly outpacing the increase in revenues in the third quarter of fiscal 2017 as compared with the third quarter of fiscal 2016. Commissions to our non-employee experts increased to 2.5% of revenues for the third quarter of fiscal 2017 compared to 2.4% of revenues for third quarter of fiscal 2016, as more revenue was sourced by non-employee experts in the third quarter of fiscal 2017.

        Provision for Income Taxes.    The income tax provision was $2.3 million, and the effective tax rate was 41.7%, for the third quarter of fiscal 2017 compared to $1.9 million and 37.7% for the third quarter of fiscal 2016. The effective tax rate for the third quarter of fiscal 2017 was higher than the prior year stemming from changes in the jurisdictional mix of earnings, executive compensation expenses, and true-ups to prior year estimates. This increase in rate was partially offset by tax benefits related to stock-based compensation of approximately $0.1 million as well as provision to return true-ups. The effective tax rate in the third quarter of fiscal 2017 was comparable to the combined Federal and state statutory tax rate. The effective tax rate in the third quarter of fiscal 2016 was lower than the combined Federal and state statutory tax rate due to a favorable geographical mix of earnings.

        Net Income Attributable to Noncontrolling Interest, Net of Tax.    Our ownership interest in GNU was 55.89% for the third quarters of fiscal 2017 and fiscal 2016. GNU's financial results are consolidated with ours, and allocations of the noncontrolling interest's share of GNU's net income result in deductions to our net income, while allocations of the noncontrolling interest's share of GNU's net loss result in additions to our net income. The results of operations of GNU allocable to its other owners was a net income of $11 thousand for the third quarter of fiscal 2017 and a net loss of $42 thousand for the third quarter of fiscal 2016.

        Net Income Attributable to CRA International, Inc.    Net income attributable to CRA International, Inc. remained flat at $3.2 million for the third quarter of fiscal 2017 and for the third quarter of fiscal 2016. The net income per diluted share was $0.38 per share for the third quarter of fiscal 2017 and for the third quarter of fiscal 2016. Diluted weighted average shares outstanding increased by approximately 44,000 shares to approximately 8,353,000 shares for the third quarter of fiscal 2017 from approximately 8,309,000 shares for the third quarter of fiscal 2016. The increase in diluted weighted average shares outstanding was primarily due to the issuance or vesting of shares of restricted stock and time-vesting restricted stock units, and the exercise of stock options, since the third quarter of fiscal 2016, offset in part by the repurchase of shares of our common stock since the third quarter of fiscal 2016.

Fiscal Year-to-Date Period Ended September 30, 2017 Compared to the Fiscal Year-to-Date Period Ended October 1, 2016

        Revenues.    Revenues increased by $27.9 million, or 11.4%, to $273.0 million for the fiscal year-to-date period ended September 30, 2017 from $245.2 million for the fiscal year-to-date period ended October 1, 2016. Revenues increased primarily in our business consulting service line. The increase in net revenue was a result of an increase in gross revenues of $31.7 million as compared to the fiscal year-to-date period ended October 1, 2016, offset by an increase in write-offs and reserves of $3.3 million as compared to the fiscal year-to-date period ended October 1, 2016. Notwithstanding a reduction in utilization to 74% for the fiscal year-to-date period ended September 30, 2017 from 75% for the fiscal year-to-date period ended October 1, 2016, revenue growth followed an increase in consulting headcount from the end of the third quarter of fiscal 2016 to the end of the third quarter of fiscal 2017 of 98, principally driven by the addition of 84 consultants from the C1 acquisition and other recruiting activities in the fiscal year-to-date period ended September 30, 2017. Offsetting this increase, GNU had a decrease in revenue of $0.8 million in the fiscal year-to-date period ended September 30, 2017 compared with the fiscal year-to-date period ended October 1, 2016, principally due to the cessation of its operations in April 2016.

        Overall, revenues outside of the U.S. represented approximately 20% and 23% of total revenues for the fiscal year-to-date period ended September 30, 2017 and the fiscal year-to-date period ended October 1, 2016, respectively. Revenues derived from fixed-price engagements were 25% and 17% of total revenues for the fiscal year-to-date period ended September 30, 2017 and the fiscal year-to-date period ended October 1, 2016, respectively. These percentages of revenue derived from fixed-price engagements depend largely on the proportion of our revenues derived from our management consulting business, which typically has a higher concentration of fixed-price service contracts. The increase in the fiscal year-to-date period ended September 30, 2017 compared with the fiscal year-to-date period ended October 1, 2016 is primarily attributable to the acquisition of C1 and the performance of certain of our other practices.

        Costs of Services.    Costs of services increased by $18.9 million, or 11.0%, to $190.2 million for the fiscal year-to-date period ended September 30, 2017 from $171.3 million for the fiscal year-to-date period ended October 1, 2016. The increase in costs of services was due primarily to an increase of $11.4 million in employee compensation and fringe benefit costs attributable to salaries and benefits associated with our increased consulting headcount, primarily attributable to the C1 acquisition, an increase in incentive and retention compensation costs of $3.3 million, and a $0.7 million increase in accretion related to contingent consideration from prior acquisitions. Additionally, client reimbursable expenses increased by $4.0 million in the fiscal year-to-date period ended September 30, 2017 compared to the fiscal year-to-date period ended October1, 2016. Partially offsetting these increases, cost of services for GNU decreased by $0.3 million for the fiscal year-to-date period ended September 30, 2017, due to the sale of its business assets and cessation of operations in April 2016. As a percentage of revenues, costs of services remained essentially flat at 69.7% for fiscal year-to-date period ended September 30, 2017 and fiscal year-to-date period ended October 1, 2016.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by $7.1 million, or 13.5%, to $59.8 million for three quarters of fiscal 2017 from $52.7 million for three quarters of fiscal 2016. The primary contributors to this increase were an increase in other professional fees of $2.9 million, a $1.0 million increase in employee compensation and fringe benefit costs, a $1.1 million increase in travel and entertainment expenses, a $0.5 million increase in design costs related to capitalized software, a $0.5 million increase in intangible impairments, a $0.6 million increase in rent expense related to the additional office space attributed to the C1 acquisition incurred in the fiscal year-to-date period ended September 30, 2017, and an increase in other operating expenses of $1.4 million. Additionally, selling, general and administrative expenses for GNU decreased by $0.5 million for the fiscal year-to-date period ended September 30, 2017, due to the sale of its business assets and cessation of operations in April 2016.

        As a percentage of revenues, selling, general and administrative expenses increased to 21.9% for the fiscal year-to-date period ended September 30, 2017 from 21.5% for fiscal year-to-date period ended October 1, 2016 due primarily to the quarter over quarter increase selling, general and administrative expenses outpacing the quarter over quarter revenue increase. Commissions to our non-employee experts decreased to 2.7% of revenues for the fiscal year-to-date period ended September 30, 2017 compared to 2.8% of revenues for fiscal year-to-date period ended October 1, 2016 as less revenue was sourced by non-employee experts in the fiscal year-to-date period ended September 30, 2017.

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

        Provision for Income Taxes.    For the first three quarters of fiscal 2017, our income tax provision was $6.1 million, and the effective tax rate was 38.0%, compared to a provision of $6.4 million and an effective tax rate of 34.3% for the first three quarters of fiscal 2016. The effective tax rate for the first three quarters of fiscal 2017 was higher than the prior year primarily due to a non-recurring item in the prior year that drove the rate down and was not replicated in the current year. Other drivers of a higher year-to-date fiscal 2017 effective tax rate are executive compensation expenses and unfavorable discrete items, which were partially offset by a tax benefit related to stock-based compensation of approximately $0.4 million, as well as the tax implications associated with the reversal of contingent consideration. The effective tax rate in the first three quarters of fiscal 2017 was lower than the combined Federal and state statutory tax rate primarily due to a favorable geographical mix of earnings, as well as the tax benefit related to stock-based compensation and the tax implications associated with the reversal of contingent consideration, offset partially by executive compensation and other discrete unfavorable items. The effective tax rate in the first three quarters of fiscal 2016 was lower than the combined Federal and state statutory tax rate primarily due to a favorable geographical mix of earnings, as well as the sale of GNU's business assets.

        Net Income Attributable to Noncontrolling Interest, Net of Tax.    Our ownership interest in GNU was 55.89% for the fiscal year-to-date period ended September 30, 2017 and the fiscal year-to-date period ended October 1, 2016. GNU's financial results are consolidated with ours and allocations of the noncontrolling interest's share of GNU's net income result in deductions to our net income, while allocations of the noncontrolling interest's share of GNU's net loss result in additions to our net income. The results of operations of GNU allocable to its other owners was net income of $82 thousand for the fiscal year-to-date period ended September 30, 2017, and net income of $1.3 million, primarily as a result of the gain on sale attributable to its other owners of $1.7 million, for the fiscal year-to-date period ended October 1, 2016.

        Net Income Attributable to CRA International, Inc.    Net income attributable to CRA International, Inc. decreased by $0.9 million to $9.9 million for the fiscal year-to-date period ended

September 30, 2017 from $10.8 million for the fiscal year-to-date period ended October 1, 2016. The diluted net income per share was $1.15 for the fiscal year-to-date period ended September 30, 2017, compared to diluted net income per share of $1.24 per share for the fiscal year-to-date period ended October 1, 2016. Diluted weighted average shares outstanding decreased by approximately 123,000 to approximately 8,530,000 shares for the fiscal year-to-date period ended September 30, 2017 from approximately 8,653,000 shares for the fiscal year-to-date period ended October 1, 2016. The decrease in diluted weighted average shares outstanding was primarily due to the repurchase of shares of our common stock since October 1, 2016, offset in part by the issuance or vesting of shares of restricted stock and time-vesting restricted stock units, and stock options that have been exercised, since October 1, 2016.

Liquidity and Capital Resources

  Fiscal Year-to-Date Period Ended September 30, 2017

        We believe that current cash, cash equivalents, cash generated from operations, and amounts available under our existing revolving credit facility will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

        General.    In the fiscal year-to-date period ended September 30, 2017, cash and cash equivalents decreased by $32.6 million. We completed the period with cash and cash equivalents of $20.9 million and working capital (defined as current assets less current liabilities) of $60.6 million. The principal drivers of the reduction of cash was payment of a significant portion of our fiscal 2016 performance bonuses, the buildout of new leased office space, the repurchase and retirement of shares of our common stock, and cash paid for the C1 acquisition.

        Of the total cash and cash equivalents of $20.9 million at September 30, 2017, $6.4 million was held within the U.S. We have sufficient sources of cash in the U.S., including cash flow from operations and availability on our revolving line of credit, to fund U.S. activities.

        Sources and Uses of Cash.    During the fiscal year-to-date period ended September 30, 2017, net cash provided by operating activities was $7.8 million. Net income was $10.0 million for the fiscal year-to-date period ended September 30, 2017. The primary factor in cash used in operations was the increase of $8.4 million in the "accounts receivable" and "accounts receivable allowances" line item of the cash flow statement and an increase in the "unbilled services" line item of the cash flow statement of $15.5 million due to the increase in unbilled amounts. Other uses of cash included a decrease of $1.2 million in the "accounts payable, accrued expenses, and other liabilities" line item of the cash flow statement. Offsetting these uses of cash was a $6.5 million decrease in the "prepaid expenses and other current assets, and other assets" line item of the cash flow statement. Cash provided by operations included non-cash items related to depreciation and amortization expense of $6.6 million and to share-based compensation expenses of $4.6 million. The change in forgivable loans for the period of $2.4 million was primarily driven by $10.3 million of forgivable loan amortization, $3.0 million repayments and reclassifications, net of $10.8 million of forgivable loan issuances and accruals.

        During the fiscal year-to-date period ended September 30, 2017, net cash used in investing activities was $21.3 million, which included $16.2 million in consideration relating to the C1 acquisition and $5.4 million for capital expenditures primarily related to computer equipment and leasehold improvements for new office leased space.

        We used $20.8 million of net cash in financing activities during the fiscal year-to-date period ended September 30, 2017, primarily for the repurchase and retirement of shares of our common stock of $19.5 million, the payment of $3.5 million in cash dividends to shareholders, and $0.7 million in vested employee restricted shares for tax withholdings. Offsetting these uses of cash was $3.0 million received upon the issuance of shares of common stock related to the exercise of stock options.

  Indebtedness

        We are party to a credit agreement that provides us with a $125.0 million revolving credit facility and a $15.0 million sublimit for the issuance of letters of credit. We may use the proceeds of the revolving credit facility to provide working capital and for other general corporate purposes. Generally, we may repay any borrowings under the revolving credit facility at any time, but must repay all borrowings no later than April 24, 2018. There were no borrowings outstanding under this revolving credit facility as of September 30, 2017.

        The amount available under this revolving credit facility is reduced by certain letters of credit outstanding, which amounted to $3.6 million and $2.2 million, respectively, as of September 30, 2017 and December 31, 2016.

        Borrowings under the revolving credit facility bear interest at a rate per annum, at our election, of either (i) the adjusted base rate, as defined in the credit agreement, plus an applicable margin, which varies between 0.50% and 1.50% depending on our total leverage ratio as determined under the credit agreement, or (ii) the adjusted eurocurrency rate, as defined in the credit agreement, plus an applicable margin, which varies between 1.50% and 2.50% depending on our total leverage ratio. We are required to pay a fee on the unused portion of the revolving credit facility at a rate per annum that varies between 0.25% and 0.375% depending on our total leverage ratio. Borrowings under the revolving credit facility are secured by 100% of the stock of certain of our U.S. subsidiaries and 65% of the stock of certain of our foreign subsidiaries, which represent approximately $26.4 million in net assets as of September 30, 2017.

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

        On October 24, 2017, the Company extended its $125.0 million revolving credit facility for five years. The Company may use the proceeds of the revolving credit facility to provide working capital and for other general corporate purposes. Other than the letters of credit of approximately $3.6 million that had been issued under the previous credit agreement, no other outstanding borrowings existed at the time of the extension.

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

  Share Repurchases

        On March 21, 2016, and May 3, 2017 our Board of Directors authorized the repurchase of up to an additional $20.0 million and $20.0 million, respectively, of our common stock. Repurchases under these programs are discretionary and we may make such repurchases under any of these programs in the open market (including under any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions, in each case in accordance with applicable insider trading and other securities laws and regulations. During the third quarter of fiscal 2017, we repurchased and retired 165,629 shares under these share repurchase programs at an average price per share of $36.63. Approximately $9.5 million was available for future repurchases as of September 30, 2017.

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

  •
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

        On July 21, 2017, CRA entered into the first amendment of the San Francisco, CA lease for an additional 9,206 square feet of office space and to extend the terms for an additional eight years ending on September 30, 2025. Beginning on October 1, 2017, the annual base rent will be approximately $0.9 million per year, subject to annual increases of approximately 3.0% per year. The amendment includes a base rent abatement of approximately $0.5 million, as well as a tenant improvement allowance of approximately $1.2 million.

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

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report to provide reasonable assurance that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC's rules and forms. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2017, due to the material weaknesses in internal control over financial reporting related to the inadequate design and execution of controls over revenue and related reserve processes, compensation-related processes, and certain non-routine technical accounting processes described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Evaluation of Changes in Internal Control over Financial Reporting

        Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated whether there were any changes in our internal control over financial reporting during the third quarter of fiscal 2017.

        Other than changes effected in accordance with the ongoing remediation, as further described below, of the material weaknesses in internal controls over financial reporting related to inadequate design and execution of controls over revenue and related reserve processes, compensation-related processes, and certain non-routine technical accounting processes in the financial statement close process pursuant to the plan described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, there were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during the third quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        (a)   Not applicable.

        (b)   Not applicable.

        (c)   The following table provides information about our repurchases of shares of our common stock during the fiscal quarter ended September 30, 2017. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the fiscal quarter into three periods of four weeks, four weeks, and five weeks, respectively, to coincide with our reporting periods during the third quarter of fiscal 2017.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 2, 2017 to July 29, 2017	40,629	$36.22 per share	40,629	$15,560,261
July 30, 2017 to August 26, 2017	—	—	—	$14,087,417
August 27, 2017 to September, 2017	125,000	$36.75 per share	125,000	$9,493,667

(1)
On March 21, 2016 and May 3, 2017, we announced that our Board of Directors approved share repurchase programs of up to an additional $20.0 million and $20.0 million, respectively, of our common stock. We may repurchase shares under these programs in open market purchases (including under any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. During the four weeks ended July 29, 2017, we repurchased and retired 40,629 shares under these programs at an average price per share of $36.22. During the five weeks ended September 30, 2017, we repurchased and retired 125,000 shares under these programs at an average price per share of $36.75. Approximately $9.5 million was available for future repurchases under these programs as of September 30, 2017. We expect to continue to repurchase shares under these programs.

ITEM 3.    Defaults Upon Senior Securities

        None.

ITEM 4.    Mine Safety Disclosures

        None.

ITEM 5.    Other Information

        On July 21, 2017, CRA amended its lease with Columbia REIT—221 Main, LLC, as landlord, for CRA's office space located at 221 Main Street, San Francisco, California. Under the amendment, CRA will lease an additional 9,206 square feet of office space and relocate to the building's 16th floor. The amendment extends the base term of the lease for an additional eight years ending on September 30, 2025. Beginning on October 1, 2017, the annual base rent for the new office space through the new end of the lease's base term, exclusive of customary operating costs and expenses, will be approximately $0.9 million per year, subject to annual increases of approximately 3.0% per year. The amendment includes a base rent abatement of approximately $0.5 million, as well as a tenant improvement allowance of approximately $1.2 million. The amendment gives CRA a right of first offer to rent certain additional office space in the building if it becomes available. If CRA expands the leased office space and is leasing the entire 16th floor of the building, subject to certain conditions, the new base term of the lease will be extendible by CRA for one five-year period. A copy of the lease amendment is attached as Exhibit 10.2 to this quarterly report on Form 10-Q and is incorporated herein by reference.

ITEM 6.    EXHIBIT INDEX

Item No.	Description
10.1	CRA International, Inc. Amended and Restated 2006 Equity Incentive Plan, as amended (incorporated by reference to Annex A to our proxy statement filed on April 28, 2017)*
10.2
Office Lease dated April 2, 2013 by and between C1 Consulting Limited Liability Company and 221 Main Property Owner LLC, as amended by First Amendment to Lease dated July 21, 2017 by and between CRA International, Inc. (as successor to C1 Consulting Limited Liability Company) and Columbia REIT—221 Main, LLC (as successor to 221 Main Property Owner LLC)
10.3	Addendum No. 6 to Lease dated July 11, 2016 by and between CRA International, Inc. and 1201 F Street, L.P.
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1	Section 1350 certification
101
The following financial statements from CRA International, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Condensed Consolidated Income Statements (unaudited) for the fiscal quarters and the fiscal year-to-date periods ended September 30, 2017 and October 1, 2016, (ii) Condensed Consolidated Statements of Comprehensive Income (unaudited) for the fiscal quarters and the fiscal year-to-date periods ended September 30, 2017 and October 1, 2016, (iii) Condensed Consolidated Balance Sheets (unaudited) as at September 30, 2017 and December 31, 2016, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the fiscal year-to-date periods ended September 30, 2017 and October 1, 2016, (v) Condensed Consolidated Statement of Shareholders' Equity (unaudited) for the fiscal year-to-date period ended September 30, 2017, and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

*
Management contract or compensatory plan

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRA INTERNATIONAL, INC.
Date: October 31, 2017	By:	/s/ PAUL A. MALEH Paul A. Maleh President and Chief Executive Officer
Date: October 31, 2017	By:	/s/ CHAD M. HOLMES Chad M. Holmes Chief Financial Officer, Executive Vice President and Treasurer
Date: October 31, 2017	By:	/s/ DOUGLAS C. MILLER Douglas C. Miller Vice President and Chief Accounting Officer