Form 10-K
period 2017-12-30
CRA INTERNATIONAL, INC.
filed 2018-03-12
CIK 1053706

Use these links to rapidly review the document

CRA INTERNATIONAL, INC.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2017

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

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act (Check one):

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

          The aggregate market value of the stock held by non-affiliates of the registrant as of June 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing sale price of $36.32 as quoted on the NASDAQ Global Select Market as of the last trading day before that date, was approximately $286.2 million. Outstanding shares of common stock beneficially owned by executive officers and directors of the registrant and certain related entities have been excluded from this computation because these persons may be deemed to be affiliates. The fact that these persons have been deemed affiliates for purposes of this computation should not be considered a conclusive determination for any other purpose.

          As of March 6, 2018, CRA had outstanding 8,375,199 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

          The information required for Part III of this annual report is incorporated by reference from the registrant's definitive proxy statement for the 2018 annual meeting of its shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 30, 2017.

CRA INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED December 30, 2017

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

        We offer consulting services in two broad areas: litigation, regulatory, and financial consulting and management consulting. These two areas represented 100% of our consolidated revenues for fiscal 2017. We provide our consulting services primarily through our highly credentialed and experienced staff of employee consultants. Our employee consultants have backgrounds in a wide range of disciplines, including economics, business, corporate finance, materials sciences, accounting, and engineering. They combine outstanding intellectual acumen with practical experience and in-depth understanding of industries and markets. To enhance the expertise we provide to our clients, we maintain close working relationships with a select group of renowned academic and industry non-employee experts.

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

        Highly Educated, Experienced, and Versatile Consulting Staff.    We believe our most important asset is our base of employee consultants, particularly our senior employee consultants. As of December 30, 2017, we employed 631 consultants, which consisted of 476 senior staff and 155 junior staff. Approximately three fourths of our senior staff has a doctorate or other advanced degree. We are extremely selective in our hiring of consultants, recruiting from leading universities, industry, and government. Many of our employee consultants are nationally or internationally recognized as experts in their respective fields and have published scholarly articles, lectured extensively, and been quoted in the press. In addition to their expertise in a particular field, most of our employee consultants are able to apply their skills across numerous practice areas. This flexibility in staffing engagements is critical to our ability to apply our resources to meet the demands of our clients. As a result, we seek to hire consultants who not only have strong analytical skills, but who are also creative, intellectually curious, and driven to develop expertise in new practice areas and industries.

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

Industry Expertise

        We believe our ability to combine expertise in advanced economic and financial methods with in-depth knowledge of particular industries is one of our key competitive strengths. By maintaining expertise in certain industries, we provide clients practical advice tailored to their specific markets. This industry expertise, which we developed over decades of providing sophisticated consulting services to a diverse group of clients in many industries, differentiates us from many of our competitors. We believe that we have developed a strong reputation and substantial name recognition within specific industries, which has led to repeat business and new engagements from clients in those markets. While we provide services to clients in a wide variety of industries, we have particular expertise in the following industries:

  •
  Agriculture

  •
  Banking & Capital Markets

  •
  Chemicals

  •
  Communications & Media

  •
  Consumer Products

  •
  Energy

  •
  Entertainment

  •
  Financial Services

  •
  Health Care

  •
  Insurance

  •
  Life Sciences

  •
  Manufacturing

  •
  Metals, Mining, & Materials

  •
  Oil & Gas

  •
  Real Estate

  •
  Retail

  •
  Sports

  •
  Telecommunications

  •
  Transportation

  •
  Technology

Clients

        We have completed thousands of engagements for clients around the world, including domestic and foreign corporations; federal, state, and local domestic government agencies; governments of foreign countries; public and private utilities; accounting firms; and national and international trade associations. Frequently, we work with major law firms who approach us on behalf of their clients. While we have particular expertise in a number of industries, we provide services to a diverse group of clients in a broad range of industries. Our policy is to keep the identities of our clients confidential unless our work for the client is already publicly disclosed. Our clients come from a broad range of industries, with no single client accounting for more than 5% of our revenues in any of fiscal 2017, fiscal 2016, or fiscal 2015.

        We derived approximately 25%, 17%, and 14% of consolidated revenues from fixed-price contracts in fiscal 2017, fiscal 2016, and fiscal 2015, respectively. These contracts are more common in our management consulting area, and would likely grow in number with expansion of that area. Revenues outside of the U.S. accounted for approximately 20%, 22%, and 20% of our total revenues in fiscal 2017, fiscal 2016, and fiscal 2015, respectively. See note 12 of our Notes to Consolidated Financial Statements for a breakdown of our revenue and long-lived assets by country.

Software Subsidiary

        Please refer to the sections captioned "Principles of Consolidation" and "GNU Interest" in note 1 of our Notes to Consolidated Financial Statements contained in this Form 10-K for more details regarding our majority owned subsidiary GNU which was dissolved on December 15, 2017.

Human Capital

        As of December 30, 2017, we employed 631 consultants, consisting of 476 senior staff and 155 junior staff. Approximately three-fourths of our senior staff has a doctorate or other advanced degree in addition to substantial management, technical, or industry expertise. We believe our financial results and reputation are directly related to the number and quality of our employee consultants.

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

        We compensate our senior corporate leaders, practice leaders, key revenue generators, and other employees with salary and a mixture of other programs and plans providing for incentive-based cash and equity compensation. We maintain a bonus program through which we pay annual, performance-based cash bonuses to our employee consultants and certain other employees. In 2009, the compensation committee of our board of directors adopted our long-term incentive program, or "LTIP," as a framework for equity grants made under our 2006 equity incentive plan to our senior corporate leaders, practice leaders, and key revenue generators. The equity awards granted under the LTIP include stock options, time-vesting restricted stock units, and performance-vesting restricted stock units. In December 2016, our compensation committee modified the LTIP to enable the grant, in lieu of or in addition to equity awards, service- and performance-based cash awards to our senior corporate leaders, practice leaders, and key revenue generators. These LTIP cash awards are currently granted under our cash incentive plan. The LTIP is designed to reward our senior corporate leaders, practice leaders and key revenue generators and to provide them with the opportunity to share in the long-term growth of our business. The compensation committee of our board of directors is responsible for approving all cash and equity awards under the LTIP, all other equity compensation awards, and the total bonuses to be distributed under our bonus program, and for establishing performance goals under compensation awards and determining the extent to which these goals are achieved. Our chief executive officer, in his discretion and in consultation with the compensation committee of our board of directors, approves the bonuses to be granted to our employee-consultants and other employees.

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

Tax law changes may have a material impact on our financial position and results of operations.

        On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was signed into U.S. law. The Tax Act significantly changes the Internal Revenue Code of 1986, as amended. The Tax Act, among other things, includes changes to the U.S. corporate tax rate, expands limitations on the deductibility of meals and entertainment, eliminates the exception to the section 162(m) limitation on the deductibility of the compensation paid to certain of our executive officers for "qualified performance-based compensation," allows for the expensing of capital expenditures, the migration from a "worldwide" system of taxation to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. The overall impact of the Tax Act is uncertain, and it may have a material impact on our estimated cash taxes and our net income. We will continue to examine the impact this tax legislation may have on our business as additional guidance is provided. Refer to Note 13, "Income Taxes," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of the Tax Act.

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

Changes in financial accounting standards or practices may cause unexpected financial reporting fluctuations and affect our reported results of operations

        We are required to prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States of America, which may change periodically. From time to time, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board and the Securities and Exchange Commission. A change in accounting standards or practices may adversely affect our reported financial results or the way we conduct our business. It may also require changes to the current accounting treatment of certain transactions and the way they are reported in our financial statements. Additionally, such a change in accounting standards or practices may require us to enhance our internal accounting systems and processes, as well as our internal control over financial reporting. In order to comply with the requirements of the new revenue recognition standard under Accounting Standards Codification 606, which we adopted effective December 31, 2017, we have been updating and enhancing our internal accounting systems and processes and our internal control over financial reporting. This has required, and will continue to require, additional investments by us, and may require incremental resources and system configurations that could increase our operating costs in future periods. Further, the interpretation and application of ASC 606 will likely evolve over time, which could adversely impact our financial results (including potentially results reported prior to such evolution) and require changes to our disclosures and internal systems, processes, and controls.

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

Information or technology systems failures, or a cybersecurity attack or other compromise of our or our client's confidential or proprietary information, could have a material adverse effect on our reputation, business and results of operations

        We rely upon information and technology infrastructure and systems to operate, manage and run our business and to provide services to our clients. This includes infrastructure and systems for receiving, storing, hosting, analyzing, transmitting and securing our and our clients' sensitive, confidential or proprietary information, including, but not limited to, health and other personally-identifiable information and commercial, financial and consumer data. Our ability to secure and maintain the confidentiality and integrity of this information is critical to our reputation and the success of our businesses. We must comply with the privacy laws of all of the jurisdictions in which we operate, including the newly adopted strict general data privacy regulation (GDPR) in the European Union, and these laws are becoming increasingly complex and vary by jurisdiction. The costs of complying with these laws and any fines resulting from lack of compliance, and the other costs of protecting our and our clients' confidential information, could have a material effect on our financial results. In addition, we may be affected by or subject to events that are out of our control, including, but not limited to, cybersecurity or other malicious attacks, which continue to evolve and pose a constant risk, unauthorized system intrusions by unknown third parties, viruses, malicious software, worms, failures in our or our third party hosting sites' (whether hosted offsite or in the cloud) information and technology systems, disruptions in the Internet or electricity grids, natural disasters, and terrorism. Any of these events could disrupt our or our client's business operations or cause us or our clients to incur unanticipated losses, including the costs of investigating and remediating any such event and any fines related thereto, as well as reputational damage, any of which could have a material adverse effect on our business and results of operations.

        In addition, our or our clients' sensitive, confidential or proprietary information could be compromised or corrupted, whether intentionally or unintentionally, by our employees, outside consultants, vendors, or rogue third-party "hackers" or enterprises. A breach or compromise of the security of our information technology systems or infrastructure, or our processes for securing sensitive, confidential or proprietary information, whether due to a cybersecurity attack or otherwise, could result in the loss or misuse of this information. Any such loss or misuse could result in our suffering claims, fines, damages, losses or reputational damage, any of which could have a material adverse effect on our business and results of operations.

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

Fluctuations in our quarterly revenues and results of operations could depress the market price of our common stock

        We may experience significant fluctuations in our revenues and results of operations from one quarter to the next. If our revenues or net income in a quarter fall or fall below the expectations of securities analysts or investors, the market price of our common stock could fall significantly. Our results of operations in any quarter can fluctuate for many reasons, including:

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

Our clients may be unable or unwilling to pay us for our services

        Our clients include some companies that may from time to time encounter financial difficulties, particularly during a downward trend in the economy, or may dispute the services we provide. If a client's financial difficulties become severe or a dispute arises, the client may be unwilling or unable to pay our invoices in the ordinary course of business, which could adversely affect collections of both our accounts receivable and unbilled services. On occasion, some of our clients have entered bankruptcy, which has prevented us from collecting amounts owed to us. The bankruptcy of a client with a substantial accounts receivable could have a material adverse effect on our financial condition and results of operations. Historically, a small number of clients who have paid sizable invoices have later declared bankruptcy, and a court determination that we were not properly entitled to any of those payments may result in repayment by us of some or all of them, which could adversely affect our financial condition and results of operations.

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

  •
  changes in accounting principles or methods or issues with our internal control over financial reporting;

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

There can be no assurance that we will continue to declare cash dividends at all or in any particular amounts

        Our board of directors declared the first quarterly dividend on our common stock during 2016 and we have continued to pay quarterly dividends throughout fiscal 2017. Although we anticipate paying regular quarterly dividends on our common stock for the foreseeable future, the declaration of dividends is subject to the discretion of our board of directors, and is restricted by applicable state law limitations on distributions to shareholders. As a result, the amount, if any, of the dividends to be paid by us in the future depends upon a number of factors, including but not limited to our available cash on hand, anticipated cash needs, overall financial condition, and future prospects for earnings and cash flows, as well as other factors considered relevant by our board of directors. In addition, our board of directors may also suspend the payment of dividends at any time. Any reduction or suspension in our dividend payments could adversely affect the price of our common stock.

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

We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements

        We are responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. As disclosed in Item 9A, we identified material weaknesses in our internal control over financial reporting. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, we concluded that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control—An Integrated Framework (2013).

        To implement remedial measures, we may need to commit additional resources, hire additional staff, and provide additional management oversight. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements, and we could be required to restate our financial results. In addition, if we are unable to successfully remediate these material weaknesses and if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with applicable stock exchange listing requirements.

Our debt obligations may adversely impact our financial performance

        We rely on our cash and cash equivalents, cash flows from operations and borrowings under our credit agreement to fund our short-term and anticipated long-term operating activities. We have a revolving line of credit with our bank for $125.0 million. The amounts available under this line of credit are constrained by various financial covenants and reduced by certain letters of credit outstanding. Our loan agreement with the bank will mature on October 24, 2022. At December 30, 2017, we had no borrowings outstanding under the credit agreement and approximately $121.4 million available for future borrowings, after consideration of outstanding letters of credit. The degree to which we are leveraged could adversely affect our ability to obtain further financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to secure short-term and long-term debt or equity financing in the future will depend on several factors, including our future profitability, the levels of our debt and equity, restrictions under our existing revolving line of credit, and the overall credit and equity market environments.

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

Item 1B—Unresolved Staff Comments

        Not applicable.

Item 2—Properties

        In the aggregate, as of December 30, 2017, we leased approximately 292,361 square feet of office space in locations around the world.

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

Fiscal Year Ended December 30, 2017	High	Low
January 1, 2017 to April 1, 2017	$40.00	$31.91
April 2, 2017 to July 1, 2017	$39.52	$31.77
July 2, 2017 to September 30, 2017	$41.79	$34.49
October 1, 2017 to December 30, 2017	$47.30	$40.86

Fiscal Year Ended December 31, 2016	High	Low
January 3, 2016 to April 2, 2016	$21.73	$16.25
April 3, 2016 to July 2, 2016	$25.78	$18.44
July 3, 2016 to October 1, 2016	$31.31	$23.96
October 2, 2016 to December 31, 2016	$37.48	$25.85

        Shareholders.    We had approximately 102 holders of record of our common stock as of March 6, 2018. This number does not include shareholders for whom shares were held in a "nominee" or "street" name.

        Dividends.    On October 26, 2016, our board of directors declared our first quarterly dividend on our common stock and we continued to pay quarterly dividends throughout fiscal 2017. We anticipate paying regular quarterly dividends each year. These dividends are anticipated to be funded through cash flow from operations and available cash on hand. Although we anticipate paying regular quarterly dividends on our common stock for the foreseeable future, the declaration of any future dividends is subject to the discretion of our board of directors.

        Repurchases of Equity Securities.    The following table provides information about our repurchases of shares of our common stock during the fiscal quarter ended December 30, 2017. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the fiscal quarter into three periods of four weeks, four weeks and five weeks, respectively, to coincide with our reporting periods during the fourth quarter of fiscal 2017.

 Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1, 2017 to October 28, 2017	—	—	—	$9,493,667
October 29, 2017 to November 25, 2017	56,662	$44.88 per share	—	$9,493,667
November 26, 2017 to December 30, 2017	—	—	—	$9,493,667

(1)
During the four weeks ended November 25, 2017, we accepted 56,662 shares of our common stock as a tax withholding from certain of our employees, in connection with the vesting of restricted stock units that occurred during the period, pursuant to the terms of our 2006 equity incentive plan, at the average price per share of $44.88.

(2)
On March 21, 2016, May 3, 2017 and February 15, 2018, we announced that our board of directors approved share repurchase programs of up to $20.0 million, $20.0 million, and $20.0 million, respectively, of our common stock. We may repurchase shares under these programs in open market purchases (including through any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. Approximately $9.5 million and $29.5 million were available for future repurchases under these programs as of December 30, 2017 and February 15, 2018. We expect to continue to repurchase shares under these programs.

        Shareholder Return Performance Graph.    The graph below compares the cumulative 5-year total return of holders of our common stock with the cumulative total returns of the NASDAQ Composite index, and a customized peer group of four companies consisting of FTI Consulting, Inc., Huron Consulting Group Inc., Exponent Inc. and Navigant Consulting, Inc.

        The graph tracks the performance of a $100 investment in our common stock, in the peer group, and in a market index (with the reinvestment of all dividends) from December 29, 2012 to December 30, 2017. We initiated a quarterly dividend in the fourth quarter of fiscal 2016 and continued to pay quarterly dividends throughout fiscal 2017. Although we anticipate paying regular quarterly dividends on our common stock for the foreseeable future, the declaration of any future dividends is subject to the discretion of our board of directors. The performance of the market index and the peer group indices is shown on a total return (dividends reinvested) basis.

 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among CRA International, Inc., the NASDAQ Composite Index,
and a Peer Group

*
$100 invested on 12/29/12 in stock or 12/31/12 in index, including reinvestment of dividends. Indexes calculated on month-end basis.

	12/29/12	12/28/13	1/3/15	1/2/16	12/31/16	12/30/17
CRA International, Inc.	100.00	110.16	161.49	99.20	195.56	243.93
NASDAQ Composite	100.00	141.63	162.09	173.33	187.19	242.29
Peer Group	100.00	155.25	149.14	148.43	179.10	168.89

        The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6—Selected Financial Data

        The following selected consolidated financial data for each of the fiscal years in the five-year period ended December 30, 2017, has been derived from our audited consolidated financial statements.

	December 30, 2017 (52 weeks)	December 31, 2016 (52 weeks)	January 2, 2016 (52 weeks)	January 3, 2015 (53 weeks)	December 28, 2013 (52 weeks)
Consolidated Statements of Operations Data(1)(2):
Revenues	$370,075	$324,779	$303,559	$306,371	$278,432
Cost of services (exclusive of depreciation and amortization)	258,829	227,380	207,650	206,813	189,262
Selling, general and administrative expenses(6)	86,537	70,584	72,439	69,074	64,242
Depreciation and amortization	8,945	7,896	6,552	6,443	6,411
GNU goodwill impairment(3)	—	—	4,524	—	—

Income from operations	15,764	18,919	12,394	24,041	18,517
GNU gain on extinguishment of debt	—	—	606	—	—
GNU gain on sale of business assets	250	3,836	—	—	—
Interest expense, net	(484)	(469)	(538)	(431)	(419)
Other expense, net	(366)	(397)	(647)	(295)	(180)

Income before provision for income taxes	15,164	21,889	11,815	23,315	17,918
Provision for income taxes	(7,463)	(7,656)	(5,490)	(9,908)	(6,683)

Net income	7,701	14,233	6,325	13,407	11,235
Net (income) loss attributable to noncontrolling interest, net of tax	(77)	(1,345)	1,332	231	135

Net income attributable to CRA International, Inc.	$7,624	$12,888	$7,657	$13,638	$11,370

Net income per share attributable to CRA International, Inc.(4):
Basic	$0.91	$1.50	$0.84	$1.40	$1.13

Diluted	$0.89	$1.49	$0.83	$1.38	$1.12

Weighted average number of shares outstanding(4):
Basic	8,292	8,503	9,010	9,747	10,084

Diluted	8,497	8,601	9,195	9,897	10,173

	December 30, 2017	December 31, 2016	January 2, 2016	January 3, 2015	December 28, 2013
Consolidated Balance Sheet Data(1)(2):
Working capital(5)	$62,300	$76,411	$54,336	$56,256	$57,197
Total assets(5)	361,757	323,642	313,717	313,472	320,137
Total long-term debt	—	—	—	981	1,007
Total shareholders' equity	207,229	207,883	211,068	214,704	224,637

(1)
On January 31, 2013, we announced that an approximate 40-person litigation consulting team had joined us, effective February 1, 2013. Under the terms of the transaction, we acquired certain intangible assets, accounts receivable, and certain client projects currently underway. This acquisition was accounted for under the purchase accounting method, and the results of operations for this acquisition have been included in the accompanying consolidated statements of operations from the date of acquisition.

(2)
On January 31, 2017, we acquired substantially all of the assets and assumed certain liabilities of C1 Consulting LLC, an independent consulting firm, and its wholly-owned subsidiary C1 Associates for initial consideration comprised of cash and CRA restricted common stock. This acquisition was accounted for under the purchase accounting method, and the results of operations for this acquisition have been included in the accompanying statements of operations from the date of acquisition.

(3)
See note 4 to our Notes to Consolidated Financial Statements. GNU incurred an impairment loss during the fourth quarter of fiscal 2015 in the amount of $4.5 million.

(4)
Basic net income per share attributable to CRA represents net income attributable to CRA divided by the weighted average shares of common stock outstanding during the period. Diluted net income per share attributable to CRA represents net income attributable to CRA divided by the weighted average shares of common stock and common stock equivalents outstanding during the period, if applicable. Weighted average shares used in computing diluted net income per share include common stock equivalents arising from stock options, unvested restricted stock, time-vesting unvested restricted stock units, and shares underlying our debentures. The treasury stock method was used to compute diluted net income per share for fiscal years 2014 and 2013, while the two-class method was used for fiscal years 2017, 2016 and 2015. The change in methods was required due to the changes in shareholder grants for certain restricted stock units.

(5)
During the fourth quarter of fiscal year 2015, we retrospectively adopted ASU-2015-17, Balance Sheet Classification of Deferred Taxes, which required a reclassification of current deferred tax assets and liabilities to non-current. As a result, the current assets and current liabilities amounts have been adjusted for fiscal years 2014 and 2013 to conform prior period classifications to the new guidance.

(6)
On November 20, 2017, we entered into a transaction agreement with IQVIA Inc where we, and certain former employees of IQVIA, agreed to certain terms and conditions relating to the former employees' employment agreements with IQVIA, and to settle certain claims among the parties to the agreement. We paid IQVIA an aggregate amount of $5.7 million as consideration under the transaction agreement. This amount has been reported as a component of selling, general and administrative expenses for fiscal 2017.

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

Utilization and Seasonality

        We derive the majority of our revenues from the number of hours worked by our employee consultants. Our utilization of those employee consultants is one key indicator that we use to measure our operating performance. We calculate utilization by dividing the total hours worked by our employee consultants on engagements during the measurement period by the total number of hours that our employee consultants were available to work during that period. Utilization was 74% for fiscal years 2017, 2016, and 2015.

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

International Operations

        Revenues outside of the U.S. accounted for approximately 20%, 22%, and 20% of our total revenues in fiscal 2017, fiscal 2016, and fiscal 2015, respectively. Revenue by country is detailed in note 12 to our Notes to Consolidated Financial Statements.

Noncontrolling Interest

        Please refer to the section captioned "Principles of Consolidation" and "GNU Interest" in note 1 of our Notes to Consolidated Financial Statements contained in this Form 10-K.

Critical Accounting Policies

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets and liabilities, as well as related disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates in these consolidated financial statements include, but are not limited to, allowances for accounts receivable and unbilled services, revenue recognition on fixed price contracts, depreciation of property and equipment, share-based compensation, valuation of acquired intangible assets, impairment of long-lived assets and goodwill, accrued and deferred income taxes, valuation allowances on deferred tax assets, accrued compensation, accrued exit costs, and certain other accrued expenses. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if our assumptions based on past experience or our other assumptions do not turn out to be substantially accurate.

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

        The following discussion of our revenue recognition accounting policies is based on the accounting principles that were used to prepare the fiscal year 2017 consolidated financial statements included in this Annual Report on Form 10-K. On December 31, 2017, we adopted ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"). This standard replaces existing revenue recognition rules with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. Refer to Note 2, "Significant Accounting Policies," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for discussion of recently issued accounting standards.

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

        Our Amended and Restated 2006 Equity Incentive Plan, as amended (the "2006 Equity Plan"), authorizes the grant of a variety of incentive and performance equity awards to our directors, employees and independent contractors, including stock options, shares of restricted stock, restricted stock units, and other equity awards. The 2006 Equity Plan has used standard "fungibility ratios" to count grants of full-share awards (such as shares of restricted stock and restricted stock units) against the maximum number shares issuable under the plan. The current fungibility ratio, applicable to full-share grants made on or after April 30, 2010, is 1.83. The fungibility ratio applicable to full-share grants made before March 12, 2008 was 1.8, and the fungibility ratio applicable to full-share grants made from March 12, 2008 and before April 30, 2010 was 2.2. The fungibility ratio does not apply to grants of stock options. The maximum number of shares issuable under the 2006 Equity Plan is 5,274,000, consisting of (1) 500,000 shares initially reserved for issuance under the 2006 Equity Plan, (2) 1,000,000 shares that either remained for future awards under our 1998 Incentive and Nonqualified Stock Option Plan (the "1998 Option Plan") on April 21, 2006, the date our shareholders initially approved the 2006 Equity Plan, or were subject to stock options issued under the 1998 Option Plan that were forfeited or terminated after April 21, 2006, (3) 210,000 shares approved by our shareholders in 2008, (4) 1,464,000 shares approved by our shareholders in 2010, and (5) the 2,500,000 shares approved by our shareholders in 2012 reduced by the 800,000 shares cancelled by our board of directors in fiscal 2016, and (6) the 400,000 shares approved by CRA's shareholders on July 12, 2017.

        As of December 30, 2017, there were 434,374 shares of our common stock available for award grants under the 2006 Equity Incentive plan, calculated as follows:

	Actual Shares	Shares Using Fungibility Ratio
Maximum shares of common stock issuable under the 2006 Equity Plan		5,274,000
Full-share awards granted/reserved through March 12, 2008	471,827	(849,289)
Full-share awards granted/reserved from March 12, 2008 to April 29, 2010	352,932	(776,450)
Full-share awards granted/reserved on or after April 30, 2010	1,974,505	(3,611,880)
Cancellation of full-share awards granted/reserved through March 12, 2008	91,277	164,299
Cancellation of full-share awards granted/reserved between March 12, 2008 and April 29, 2010	91,964	202,321
Cancellation of full-share awards granted/reserved on or after April 30, 2010	636,982	1,165,679
Options granted		(1,400,318)
Options cancelled		227,017
Options forfeited		38,995

Shares available for grant under the 2006 Equity Plan as of December 30, 2017		434,374

        Deferred Compensation.    We account for performance and service based cash awards using a prospective accrual method. Under the requirements of ASC Topic 710, "Compensation General" ("ASC Topic 710") to the extent the terms of the contract attribute all or a portion of the expected future benefits to a period of service greater than one year, the cost of those benefits are accrued over the period of the employee or non-employee's service in a systematic and rational manner. We have implemented a process that requires the liability to be re-evaluated on a quarterly basis.

        The required service period typically ranges from three to six years starting at the beginning of the awards measurement period. A recipient of such an award is expected to be affiliated with CRA for the entire measurement period. If a recipient terminates affiliation with CRA during the measurement period, the amount paid will be determined in accordance with the recipient's specific contract provisions.

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

        In accordance with ASC Topic 350, "Intangibles—Goodwill and Other" ("ASC Topic 350"), goodwill and intangible assets with indefinite lives are not subject to amortization, but are monitored annually as of October 15th for impairment, or more frequently, as necessary, if events or circumstances exist that would more likely than not reduce the fair value of the reporting unit below its carrying amount. For our fiscal 2017 goodwill impairment analysis, we operate under one reporting unit, which is consulting services. Prior to April 13, 2016, we operated under two reporting units, which were consulting services and GNU.

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

        GNU incurred an impairment loss during the fourth quarter of fiscal 2015. CRA's consulting services did not incur an impairment loss related to goodwill during fiscal 2017, fiscal 2016 or fiscal 2015. The estimated fair value of CRA's consulting services was greater than its carrying value as of October 15th in each of these fiscal years.

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

        The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several different tax jurisdictions. We are periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. We account for uncertainties in income tax positions in accordance with ASC Topic 740. The number of years with open tax audits varies depending on the tax jurisdiction. Our major taxing jurisdiction is the United States where we are no longer subject to U.S. federal examinations by the Internal Revenue Service for years before fiscal 2014. Within the significant states where we are subject to income tax, we are no longer subject to examinations by state taxing authorities before fiscal 2013. Our United Kingdom subsidiary's corporate tax returns are no longer subject to examination by Her Majesty's Revenue and Customs for fiscal years before fiscal 2016. During fiscal 2016, an examination by the Internal Revenue Service for fiscal 2014 commenced. The examination has continued in fiscal 2017 with no adjustments noted. We believe our reserves for uncertain tax positions are adequate.

        On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was enacted into law and the new legislation contains several key tax provisions that affected us, including a reduction of the corporate income tax rate to 21% effective January 1, 2018, an expansion of limitations around the deductibility of meals and entertainment and compensation of our executive officers, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as remeasuring our U.S. deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date.

        Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the accounting to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. Adjustments to these preliminary amounts identified during the measurement period, as defined, will be included as an adjustment to tax expense from continuing operations in the period the amounts are determined. We believe that we have made a good faith effort to complete the accounting under ASC 740 with respect to the Tax Act. SAB 118 provides that the measurement period is complete when a company's accounting is complete and in no circumstances, should the measurement period extend beyond one year from the enactment date of the applicable change in tax law.

        In connection with the Tax Act, we have recorded a provisional amount attributable to the remeasurement of deferred taxes assets and liabilities from a 35 percent tax rate to the new 21 percent rate. The provisional amount recorded was increase in tax expense in the amount of $3.6 million.

        Business Combinations.    We recognize and measure identifiable assets acquired, and liabilities assumed, of our acquirees as of the acquisition date at fair value. Fair value measurements require extensive use of estimates and assumptions, including estimates of future cash flows to be generated by the acquired assets. We recognize and measure contingent consideration at fair value as of the acquisition date using a monte carlo simulation. Contingent consideration obligations that are classified as liabilities are remeasured at fair value each reporting period with the changes in fair value resulting from either the passage of time, revised expectations of performance, or ultimate settlement to the amount or timing of the initial measurement recognized in the consolidated statements of comprehensive income.

Recent Accounting Standards

Revenue from Contracts with Customers

        In August 2015, Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date ("ASU 2015-14"). ASU 2015-14 defers by one year the effective date of ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The deferral results in ASU 2014-09 being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The main provision of ASU 2014-09 is to recognize revenue when control of the goods or services transfers to the customer, as opposed to the existing guidance of recognizing revenue when the risks and rewards transfer to the customer. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The standard will have an impact on the amount and timing of revenue recognized and the related disclosures on our financial statements. We will adopt ASU 2014-09 effective December 31, 2017, using the modified retrospective approach. Upon adoption, we will recognize the cumulative effect of adopting this guidance as an adjustment to our opening balance of retained earnings. Prior periods will not be retrospectively adjusted. The cumulative effect adjustment will result in an increase to our opening balance of retained earnings of between approximately $0.3 million to $0.7 million, net of tax.

        All revenue derived from contracts with our customers are generated from our time-and-materials or fixed-price contracts. For our time-and-materials projects, we will use the right-to-invoice practical expedient when we have a right to consideration from a customer in an amount that corresponds directly with the value of the entity's performance completed to date. For our fixed-price arrangements, we will recognize revenue as individual performance obligations are satisfied, using a measure of progress that is based on the efforts and costs incurred (i.e. an input method measure of progress). These methods for determining the appropriate revenue recognition under ASU 2014-09 is consistent with our current revenue recognition policy.

Leases (Topic 842)

        In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 establishes a comprehensive new lease accounting model. The standard clarifies the definition of a lease, requires a dual approach to lease classification similar to current lease classifications, and causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease term of more than twelve months. The standard is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The standard requires a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of initial application. We have not yet determined the effects, if any, that the adoption of ASU 2016-02 may have on our financial position, results of operations, cash flows, or disclosures.

Improvements to Employee Share-Based Payment Accounting

        In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 requires all of the tax effects related to share-based payments to be recorded through the income statement. The pronouncement also allows for the option of estimating awards expected to vest or accounting for forfeitures when they occur. In the statement of cash flows, cash paid by employers when withholding shares for tax withholding purposes should be classified as a financing activity whereas cash flows resulting from excess tax benefits should be reported in operating activities. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Accordingly, we adopted ASU No. 2016-09 on January 1, 2017, resulting in the recognition of a tax benefit of $0.05 million to retained earnings as of that date. We had traditionally classified employee taxes paid through employer share withholdings as financing activities, therefore no further adjustment was necessary. We have classified the excess tax benefits from share-based compensation as operating activities on a prospective basis beginning in the quarter ended April 1, 2017. We did not make any changes to our accounting for forfeitures and continue to estimate forfeitures based on historical experience.

Statement of Cash Flows (Topic 230): Restricted Cash

        In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"). ASU 2016-18 amends ASC 230 to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. The standard requires cash and cash equivalents balances on the statement of cash flows to include restricted cash and cash equivalent balances. ASU 2016-18 requires the registrant to provide appropriate disclosures about its accounting policies pertaining to restricted cash in accordance with GAAP. Additionally, changes in restricted cash and restricted cash equivalents that result from transfers between cash, cash equivalents, and restricted cash and restricted cash equivalents should not be presented as cash flow activities in the statement of cash flows. A registrant with a material balance of amounts generally described as restricted cash and restricted cash equivalents must disclose information about the nature of the restrictions. The standard is effective for interim and annual periods beginning after December 15, 2017. We believe that the adoption of ASU 2016-18 will not have a material impact on our financial position, results of operations, cash flows, or disclosures.

Business Combinations (Topic 805): Clarifying the Definition of a Business

        On January 5, 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01"). ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist companies and other reporting organizations with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the amendments, a business is an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return in the form of dividends, lower costs, or other economic benefits directly to investors or other owners, members, or participants. For public companies, ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Early application of the amendments in ASU 2017-01 is allowed for transactions for which the acquisition date occurs before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance; and for transactions in which a subsidiary is deconsolidated or a group of assets is derecognized that occur before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance. We believe that the adoption of ASU 2017-01 will not have a material impact on our financial position, results of operations, cash flows, or disclosures.

Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

        On January 26, 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplifies the subsequent measurement of goodwill, and eliminates Step 2 from the goodwill impairment test. Under the amendments, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The amendment also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. For public companies, ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We have not yet determined the effects, if any, that the adoption of ASU 2017-04 may have on our financial position, results of operations, cash flows, or disclosures.

Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting

        On May 10, 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"). ASU 2017-09 updates guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Under the amendments, an entity should account for the effects of a modification unless all the following conditions are met. First, the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. Second, the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified. Third, the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The standard is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for public entities for reporting periods for which financial statements have not yet been issued. We will adopt ASU 2017-09 during the first quarter of 2018. We have not completed our assessment of this standard and have not yet determined whether the impact of the adoption of this standard on our financial position, results of operations, cash flows, or disclosures will be material.

Staff Accounting Bulletin No. 118 (SAB 118)

        On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118, "Income Tax Accounting Implications of the Tax Cuts and Jobs Act" ("SAB 118"), to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act (the "Tax Act"). SAB 118 summarizes a three-step process to be applied at each reporting period to account for and disclose: (1) the effects of the change in tax law for which accounting is complete; (2) provisional amounts (or adjustments to provisional amounts) for the effects of the change in tax law where accounting is not complete, but a reasonable estimate has been determined; and (3) current or deferred tax amounts reflected in accordance with law prior to the enactment of the change in tax law because the accounting of the effects of the change in tax law are not complete and a reasonable estimate has not been determined, together with qualitative disclosure of the effects of the changes in tax law for which the accounting is not compete, the reason why the accounting is not complete, and the additional information that is needed to be obtained, prepared or analyzed in order to complete the accounting. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the accounting of deferred tax remeasurements and other items to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. Adjustments to these preliminary amounts identified during the measurement period, as defined, will be included as an adjustment to tax expense from continuing operations in the period the amounts are determined. We believe that we have made a good faith effort to complete the accounting under ASC 740 with respect to the Tax Act. SAB 118 provides that the measurement period is complete when a company's accounting is complete and in no circumstances, should the measurement period extend beyond one year from the enactment date of the applicable change in tax law.

Results of Operations

        The following table provides operating information as a percentage of revenues for the periods indicated:

	Fiscal Year Ended
	December 30, 2017 (52 weeks)	December 31, 2016 (52 weeks)	January 2, 2016 (52 weeks)
Revenues	100.0%	100.0%	100.0%
Cost of services (exclusive of depreciation and amortization)	69.9	70.0	68.4
Selling, general and administrative expenses	23.4	21.7	23.9
Depreciation and amortization	2.4	2.4	2.2
GNU goodwill impairment	—	—	1.5

Income from operations	4.3	5.8	4.0
GNU gain on extinguishment of debt	—	—	0.2
GNU gain on sale of business assets	0.1	1.2	—
Interest expense, net	(0.2)	(0.2)	(0.2)
Other expense, net	(0.1)	(0.1)	(0.1)

Income before provision for income taxes	4.1	6.7	3.9
Provision for income taxes	(2.0)	(2.4)	(1.8)

Net income	2.1	4.4	2.1
Net (income) loss attributable to noncontrolling interest, net of tax	(0.0)	(0.4)	0.4

Net income attributable to CRA International, Inc.	2.1%	4.0%	2.5%

Fiscal 2017 Compared to Fiscal 2016

        Our fiscal year end is the Saturday nearest December 31 of each year. Our fiscal years periodically contain 53 weeks rather than 52 weeks. Fiscal 2017 and fiscal 2016 were both 52-week years.

        Revenues.    Revenues increased by $45.3 million, or 13.9%, to $370.1 million for fiscal 2017 from $324.8 million for fiscal 2016. Revenues increased primarily in our business consulting practice. The increase in net revenue was a result of an increase in gross revenues of $49.7 million as compared to fiscal 2016, offset by an increase in write-offs and reserves of $4.4 million as compared to fiscal 2016. Revenue growth was driven by an increase in average consulting headcount during fiscal 2017 compared to fiscal 2016, driven primarily by the addition of 84 consultants from the C1 acquisition and other recruiting activities during fiscal 2017. Utilization remained flat at 74% for fiscal 2017 and fiscal 2016. GNU revenue decreased $0.8 million in fiscal 2017 as compared to fiscal 2016, principally due to the cessation of its operations in April 2016.

        Overall, revenues outside of the U.S. represented approximately 20% and 22% of total revenues for fiscal 2017 and fiscal 2016, respectively. Revenues derived from fixed-price engagements increased to 25% of total revenues for fiscal 2017 as compared with 17% for fiscal 2016. These percentages of revenue derived from fixed-price engagements depend largely on the proportion of our revenues derived from our management consulting business, as the management consulting business typically has a higher concentration of fixed-price service engagements. This increase in revenues derived from fixed-price engagements was primarily attributable to the acquisition of C1.

        Costs of Services (exclusive of depreciation and amortization).    Costs of services (exclusive of depreciation and amortization) increased by $31.4 million, or 13.8%, to $258.8 million for fiscal 2017 from $227.4 million for fiscal 2016. The increase in costs of services was due primarily to an increase of $15.5 million in employee compensation and fringe benefit costs attributable to salaries and benefits for our increased consulting headcount, which was primarily attributable to the C1 acquisition, as well as a $8.3 million increase in retention, incentive and share-based compensation. Additionally, client reimbursable expenses increased by $7.0 million in fiscal 2017 compared to fiscal 2016 principally driven by the increased use of consultants supporting our life sciences projects. Despite the overall increase in cost of services, as a percentage of net revenue, costs of services remained relatively flat at 69.9% for fiscal 2017 and 70.0% for fiscal 2016. GNU's costs of services declined during fiscal 2017 by $0.5 million, principally due to the cessation of its operations in April 2016.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by $15.9 million, or 22.5%, to $86.5 million for fiscal 2017 from $70.6 million for fiscal 2016. Significant contributors to this increase were a $5.4 million increase in other professional and legal fees related to ongoing controls remediation, audit fees and legal costs associated with the IQVIA transaction, and $5.7 million of consideration paid to IQVIA. Additional contributors to this increase include the following increases in, or additions to, costs in fiscal 2017 compared to fiscal 2016: a $1.9 million increase in rent expense related to incremental leased office space in Chicago, New York and San Francisco; a $1.5 million increase in travel and entertainment expenses; a $0.8 million increase in employee compensation and fringe benefit costs; $0.5 million related to software development costs, which were not capitalizable; and a $0.3 million increase in bad debt reserves and write-offs for loans to employees. In addition, another contributor to this increase was commissions to our non-employee experts of $0.6 million for fiscal 2017 as compared to fiscal 2016, as a higher amount of our revenue fiscal 2017 was sourced by our non-employee experts. GNU selling, general and administrative expenses decreased by $1.0 million to $0.1 million for fiscal 2017 from $1.1 million for fiscal 2016, due to the cessation of its operations in April 2016.

        As a percentage of revenues, selling, general and administrative expenses increased to 23.4% for fiscal 2017 from 21.7% for fiscal 2016 due primarily to the increase in the previously mentioned selling, general and administrative expenses and the increase in revenues. Commissions to non-employee experts decreased to 2.7% of revenue in fiscal 2017 compared to 2.9% of revenue in fiscal 2016 as less revenue as a percentage of overall revenue was sourced by nonemployee experts in fiscal 2017.

        GNU Gain on Sale of Business Assets.    On April 13, 2016, a buyer acquired substantially all of the business assets and assumed substantially all of the liabilities of GNU for a purchase price of $1.35 million. Of this amount, $1.1 million was received at closing, with the remaining $0.25 million paid in full on May 3, 2017. GNU recognized a gain on sale of its business assets of $0.25 million in fiscal 2017 of which $0.14 million was attributed to CRA, as compared to $3.8 million in fiscal 2016, of which $2.1 million was attributed to CRA.

        Provision for Income Taxes.    For fiscal 2017, our income tax provision was $7.5 million and the effective tax rate was 49.2% as compared to a provision of $7.7 million and an effective tax rate of 35.0% for fiscal 2016. The effective tax rate for fiscal 2017 was higher than the prior year rate and our combined federal and state statutory rate primarily due to the December 22, 2017, enactment of the Tax Cuts and Jobs Act (the "Tax Act") which lowers the U.S. corporate statutory tax rate from 35 percent to 21 percent. As a result of the enactment, we recorded a $3.6 million provision in connection with the remeasurement of U.S. deferred tax assets at the lower enacted corporate tax rate, partially offset by tax benefits related to stock-based compensation as a result of the adoption of ASU 2016-09. The effective tax rate in fiscal 2016 was lower than our combined federal and state statutory tax rate primarily due to the tax benefit realized for the use of GNU net operating loss carryforwards that previously had a valuation allowance as a result of the sale of their assets during Q2 of 2016, jurisdictional mix of income, and certain favorable prior period adjustments.

        Net Income Attributable to CRA International, Inc.    Net income attributable to CRA International, Inc. decreased by $5.3 million to net income of $7.6 million for fiscal 2017 from net income of $12.9 million for fiscal 2016.

        The diluted net income per share was $0.89 per share for fiscal 2017, compared to diluted net income per share of $1.49 for fiscal 2016. Diluted weighted average shares outstanding decreased by approximately 104,000 shares to approximately 8,497,000 shares for fiscal 2017 from approximately 8,601,000 shares for fiscal 2016. The decrease in diluted weighted average shares outstanding was primarily due to repurchases of common stock, offset in part by an increase as a result of shares of restricted stock and time-vesting restricted stock units that have vested or that have been issued, and stock options that have been exercised, since December 31, 2016.

Fiscal 2016 Compared to Fiscal 2015

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

        Costs of Services (exclusive of depreciation and amortization).    Costs of services (exclusive of depreciation and amortization) increased by $19.7 million, or 9.5%, to $227.4 million for fiscal 2016 from $207.7 million for fiscal 2015. These increased costs were driven by the salaries and fringe benefits of our increased consulting headcount, as well as increases in incentive compensation and forgivable loan amortization. As a percentage of revenues, costs of services increased to 70.0% for fiscal 2016 from 68.4% for fiscal 2015 due to the previously mentioned increase to employee compensation and fringe benefits costs as more revenue was sourced by employees rather than non-employee experts in fiscal 2016 as compared to fiscal 2015. GNU's costs of services declined during fiscal 2016 by $0.9 million, principally due to the cessation of its operations in April 2016.

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

        General.    In fiscal 2017, our cash and cash equivalents increased slightly by $0.5 million, completing the year with cash and cash equivalents of $54.0 million and working capital (defined as current assets less current liabilities) of $62.3 million. The principal drivers of the increase in cash were the increase in annual revenues of $45.3 million and the decrease in days sales outstanding from 102 days at the end of fiscal 2016 to 101 days at the end of fiscal 2017, offset by payment of our fiscal 2016 performance bonuses, the buildout of new leased office space, the repurchase and retirement of shares of our common stock, and cash paid in connection with the C1 acquisition and IQVIA transaction.

        At December 30, 2017, $33.3 million of our cash and cash equivalents was held within the U.S. We have sufficient sources of liquidity in the U.S., including cash flow from operations and availability on our revolving line of credit to fund U.S. cash requirements without the need to repatriate funds from our foreign subsidiaries. As of December 30, 2017, a substantial portion of CRA's cash accounts was concentrated at a single financial institution, which potentially exposes CRA to credit risk. The financial institution has a short term credit rating of A-2 by Standard & Poor's ratings services. CRA has not experienced any losses related to such accounts. CRA does not believe that there is significant risk of nonperformance by the financial institution, and its cash on deposit is fully liquid. CRA continually monitors the credit ratings of the institution.

        Sources and Uses of Cash.    During fiscal 2017, net cash provided by operations was $45.9 million. Net income was $7.7 million for fiscal 2017. The primary sources of cash from operations were an increase of $23.4 million in the "accounts payable, accrued expenses, and other liabilities" line item of the cash flow statement and a $6.1 million decrease in the "prepaid expenses and other current assets, and other assets" line item of the cash flow statement. Offsetting these sources of cash was cash used in operations of $18.9 million due to an increase in accounts receivable, net of allowances, and unbilled services, net of allowances. Cash provided by operations also included non-cash items related to depreciation and amortization expense of $8.9 million, share-based compensation expenses of $6.6 million, and a change in forgivable loans for the period of $5.6 million, which was primarily driven by $14.2 million of forgivable loan amortization and $3.2 million of repayments and reclassifications, offset by $11.7 million of forgivable loan issuances.

        During fiscal 2017, net cash used in investing activities was $25.7 million, which included $16.2 million in consideration relating to the C1 acquisition and $9.8 million for capital expenditures, which were primarily related to leasehold improvements for our leased office spaces and expenses incurred for computer equipment and software of $6.9 million and $2.9 million, respectively. Offsetting these uses of cash was $0.25 million of cash proceeds received from the sale of GNU's business assets.

        We used $21.9 million of net cash in financing activities during fiscal 2017, primarily for the repurchase and retirement of shares of our common stock of $19.5 million, the payment of $5.1 million cash dividend to shareholders and cash paid on dividend equivalents, the redemption of approximately $3.3 million in vested employee restricted shares for tax withholdings, and distributions to noncontrolling interests of $0.4 million. Offsetting these uses of cash was $6.4 million received upon the issuance of shares of common stock related to the exercise of stock options.

  Indebtedness

        We are party to an amended and restated credit agreement that provides us with a $125.0 million revolving credit facility and a $15.0 million sublimit for the issuance of letters of credit. We may use the proceeds of the revolving credit facility to provide working capital and for other general corporate purposes. We may repay any borrowings under the revolving credit facility at any time, but must repay all borrowings no later than October 24, 2022. There were no borrowings outstanding under this revolving credit facility as of December 30, 2017.

        The amount available under this revolving credit facility was reduced by certain letters of credit outstanding, which amounted to $3.6 million as of December 30, 2017.Borrowings under the revolving credit facility bear interest at a rate per annum, at our election, of either (i) the adjusted base rate, as defined in the credit agreement, plus an applicable margin, which varies between 0.25% and 1.25% depending on our total leverage ratio as determined under the credit agreement, or (ii) the adjusted eurocurrency rate, as defined in the credit agreement, plus an applicable margin, which varies between 1.25% and 2.25% depending on our total leverage ratio. We are required to pay a fee on the unused portion of the revolving credit facility at a rate per annum that varies between 0.20% and 0.35% depending on our total leverage ratio. Borrowings under the revolving credit facility are secured by 100% of the stock of certain of our U.S. subsidiaries and 65% of the stock of certain of our foreign subsidiaries, which represent approximately $27.3 million in net assets as of December 30, 2017.

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

  Business Acquisition

        As part of our business, we regularly evaluate opportunities to acquire other consulting firms, practices or groups or other businesses. In recent years, we have typically paid for acquisitions with cash, or a combination of cash and our common stock, and we may continue to do so in the future. To pay for an acquisition, we may use cash on hand, cash generated from our operations, borrowings under our revolving credit facility, or we may pursue other forms of financing. Our ability to secure short-term and long-term debt or equity financing in the future, including our ability to refinance our current senior loan agreement, will depend on several factors, including our future profitability, the levels of our debt and equity, restrictions under our existing revolving line of credit with our bank, and the overall credit and equity market environments. See note 3 of our Notes to Consolidated Financial Statements contained in this Form 10-K for further details of the C1 acquisition.

  Share Repurchases

        On March 21, 2016, May 3, 2017, and February 15, 2018, we announced that our board of directors approved share repurchase programs of up to $20.0 million, $20.0 million, and $20.0 million, respectively, of our common stock. Repurchases under these programs are discretionary and we may make such purchases under any of these programs in the open market (including under any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions, in each case in accordance with applicable insider trading and other securities laws and regulations. During fiscal 2017, we repurchased and retired 554,708 shares under these programs at an average price per share of $35.23. Approximately $9.5 million and $29.5 million was available for future repurchases as of December 30, 2017 and February 15, 2018, respectively.

        We will finance these programs with available cash, cash from future operations and funds from our existing revolving credit facility. We expect to continue to repurchase shares under these programs.

  Dividends to Shareholders

        We anticipate paying regular quarterly dividends each year. These dividends are anticipated to be funded through cash flow from operations, available cash on hand and/or borrowing under our revolving credit facility. Although we anticipate paying regular quarterly dividends on our common stock for the foreseeable future, the declaration, timing and amounts of which remain subject to the discretion of CRA's board of directors.

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

  •
  the market prices of our securities.

Contractual Obligations

        The following table presents information about our known contractual obligations as of December 30, 2017. It does not reflect contractual obligations that may have arisen or may arise after that date. Except for historical facts, the information in this section is forward-looking information.

	Payments due by period
Contractual Obligations	Total	Fiscal 2018	Fiscal 2019-2020	Fiscal 2021-2022	After Fiscal 2022
	(in thousands)
Operating lease obligations	$133,727	$12,340	$27,230	$27,021	$67,136
Deferred LTIP cash awards	6,800	1,645	3,455	1,700	—
Contingent consideration	5,137	—	—	5,137	—

Total	$145,664	$13,985	$30,685	$33,858	$67,136

        We are party to standby letters of credit with our bank in support of the minimum future lease payments under leases for permanent office space amounting to $3.6 million as of December 30, 2017.

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

Item 7A—Quantitative and Qualitative Disclosure About Market Risk

Foreign Exchange Risk

        The majority of our operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of foreign currencies. Our primary foreign currency exposures relate to our short-term intercompany balances with our foreign subsidiaries and accounts receivable and cash valued in the United Kingdom in U.S. Dollars or Euros. Our primary foreign subsidiaries have functional currencies denominated in either the British Pound or the Euro, and foreign denominated assets and liabilities are remeasured each reporting period with any exchange gains and losses recorded in our consolidated statements of operations. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the U.S. Dollar and foreign currencies. Holding all other variables constant, fluctuations in foreign exchange rates may affect reported revenues and expenses, based on our currency exposures at December 30, 2017. A hypothetical 10% movement in foreign exchange rates on December 30, 2017 would have affected our income before provision for income taxes for the fourth quarter of fiscal 2017 by approximately $2.0 million. However, actual gains and losses in the future could differ materially from this analysis based on the timing and amount of both foreign currency exchange rate movements and our actual exposure.

        From time to time, we may use derivative instruments to manage the risk of exchange rate fluctuations. However, at December 30, 2017, we had no outstanding derivative instruments. We do not use derivative instruments for trading or speculative purposes.

Translation of Financial Results

        Our foreign subsidiaries operate in currencies other than the U.S. Dollar; therefore, increases or decreases in the value of the U.S. Dollar against other major currencies will affect our operating results and the value of our balance sheet items denominated in foreign currencies. Our most significant exposures to translation risk relate to functional currency assets and liabilities that are denominated in the British Pound and the Euro. The changes in the net investments of foreign subsidiaries whose currencies are denominated in currencies other than the U.S. Dollar for fiscal 2017 were gains of $3.9 million. The changes in the net investments of foreign subsidiaries whose currencies are denominated in currencies other than the U.S. Dollar for fiscal 2016 and fiscal 2015 were losses of $4.6 million and $2.5 million, respectively. These translation gains and losses are reflected in "Other comprehensive income" in our consolidated statements of comprehensive income.

Interest Rate Risk

        We maintain an investment portfolio consisting mainly of commercial paper, with maturities of three months or less when purchased, and money market funds, which may be withdrawn upon request. These held-to-maturity securities are subject to interest rate risk. However, a hypothetical change in the interest rates of 10% would not have a material impact to the fair values of these securities at December 30, 2017 primarily due to their short maturity.

Item 8—Financial Statements and Supplementary Data

        We have included our consolidated financial statements in this annual report on pages FS-3 - FS-39. We have provided an index to our consolidated financial statements on page FS-1.

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Item 9A—Controls and Procedures

  (a)
  Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. This is done in order to ensure that information we are required to disclose in the reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 30, 2017, because of material weaknesses, described below in Management's Report on Internal Control over Financial Reporting.

        Notwithstanding the material weaknesses discussed below, management has concluded that the consolidated financial statements included in this annual report on form 10-K present fairly, in all material aspects, our financial position as at the end of, and the results of operations and cash flows for, the periods presented in conformity with accounting principles generally accepted in the United States.

  (b)
  Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in "Internal Control—Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our President and Chief Executive Officer and our Chief Financial Officer concluded that our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles as of December 30, 2017 because of the material weaknesses in internal control described in the following paragraph.

        A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. In fiscal 2017, we did not maintain internal controls that were adequately designed or executed over non-routine technical accounting matters and information technology general controls ("ITGC") related to program changes to our accounting software. Despite the significant efforts to remediate our previously identified material weaknesses as described in section (d), the material weakness in internal controls over ITGC prevents our ability to remediate the material weaknesses in internal controls over financial reporting in respect of revenue and related reserve processes and compensation-related processes previously reported in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. We are in the process of remediating these controls at December 30, 2017.

        Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on their assessment of our internal control over financial reporting. The audit report is included herein.

  (c)
  Evaluation of Changes in Internal Control over Financial Reporting

        Except for the material weaknesses noted in section (b) and the ongoing remediation of the material weaknesses as described in section (d) pursuant to the plan described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, the evaluation of our internal control over financial reporting discussed in Section (b) did not identify any changes in our internal control over financial reporting during the fourth quarter of fiscal 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

  (d)
  Plan for Remediation of Material Weakness

        We are committed to remediating the control deficiencies that gave rise to the material weaknesses described in section (b). Management is responsible for implementing changes and improvements to our internal control over financial reporting and for remediating the control deficiencies that gave rise to these material weaknesses.

        With input and oversight from the Audit Committee, we have taken significant steps to remediate our internal control deficiencies by redesigning our controls. Our efforts have focused on strengthening our finance organization and designing a suite of controls in respect of our revenue and related reserve processes, compensation-related processes, and certain non-routine technical accounting processes. Consistent with the remediation plan as reported in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, during fiscal 2017 we:

  •
  Established a Special Internal Controls Committee reporting to the Audit Committee, led by our President and Chief Executive Officer, comprised of other members of senior management. The Special Internal Controls Committee met with the Audit Committee at each of its eight regularly scheduled meetings, as well as in eight special sessions throughout the year;

  •
  Established a Chief Accounting Officer role;

  •
  Enhanced our policies, procedures and controls over the receipt, review and accounting for client contracts, receivables and related reserves, to ensure greater oversight and transparency;

  •
  Enhanced our policies, procedures, data and controls over the assessment, determination and documentation of management's judgments and estimates associated with compensation-related processes;

  •
  Enhanced our management review controls over revenue, compensation and technical accounting processes; and

  •
  Hired additional resources to bolster our technical accounting expertise and accounting processes.

  •
  Engaged third party advisors to assist in the design, development and documentation of internal controls over financial reporting.

        In fiscal 2018, we will supplement our system of internal controls over financial reporting with the following actions:

  •
  The Special Internal Controls Committee will remain in place and continue to guide our remediation efforts;

  •
  Establishment of an enhanced program change management process and controls over information technology systems, databases, applications and reports created from certain key systems used in the financial reporting process; and

  •
  Continuation of the strengthening of our accounting policies, procedures, controls and formalized documentation of our control policies, in addition to the execution thereof.

  •
  Engage a third party to assist in the design and development of our information technology capabilities; processes and systems.

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

Item 9B—Other Information

        None

Report of Independent Registered Public Accounting Firm

        To the Shareholders and the Board of Directors of CRA International, Inc.

Opinion on Internal Control over Financial Reporting

        We have audited CRA International, Inc.'s internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, CRA International, Inc. (and subsidiaries) (the Company) has not maintained effective internal control over financial reporting as of December 30, 2017, based on the COSO criteria.

        A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment. Management has identified material weaknesses in internal controls over certain non-routine technical accounting processes and information technology general controls ("ITGC") related to program changes, and as a result, internal controls related to substantially all underlying financial statement accounts and disclosures are ineffective, including the accounting for revenue and related reserve processes and compensation-related processes.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 30, 2017 and December 31, 2016, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 30, 2017, and the related notes. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2017 consolidated financial statements, and this report does not affect our report dated March 12, 2018, which expressed an unqualified opinion thereon.

Basis for Opinion

        The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP
Boston, Massachusetts March 12, 2018

PART III

        We have omitted the information required in Part III of this annual report because we intend to include that information in our definitive proxy statement for the 2018 annual meeting of shareholders, which we expect to file within 120 days (or such greater number as permitted by SEC rules) after the end of fiscal 2017. We incorporate that information in this annual report by reference to the proxy statement to be filed in connection with the 2018 annual meeting of our shareholders, which we will refer to herein as our "2018 annual proxy statement."

Item 10—Directors, Executive Officers and Corporate Governance

        We incorporate the information required by this item by reference to the sections captioned "Corporate Governance" (specifically, its subsections captioned "Overview," "Executive officers and directors" and "Audit committee"), and "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2018 annual proxy statement.

Item 11—Executive Compensation

        We incorporate the information required by this item by reference to the section captioned "Compensation of Directors and Executive Officers" in our 2018 annual proxy statement.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

        We incorporate the information required by this item by reference to the sections captioned "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plans" in our 2018 annual proxy statement.

Item 13—Certain Relationships and Related Transactions and Director Independence

        We incorporate the information required by this item by reference to the sections captioned "Transactions with Related Parties" and "Corporate Governance" (specifically, its subsection captioned "Overview") in our 2018 annual proxy statement.

Item 14—Principal Accountant Fees and Services

        We incorporate the information required by this item by reference to the section captioned "Principal Accountant Fees and Services" in our 2018 annual proxy statement.

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

Item 16—Form 10-K Summary

        None

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
3.1	Amended and Restated Articles of Organization.		S-1/A	April 3, 1998	3.2
3.2	Articles of Amendment to our Articles of Organization		8-K	May 11, 2005	99.1
3.3	Amended and Restated By-Laws, as amended.		8-K	January 31, 2011	3.2
4.1	Specimen certificate for common stock.		S-8	April 21, 2006	4.4
10.1*	1998 Employee Stock Purchase Plan.		S-1/A	April 3, 1998	10.2
10.2*	Amended and Restated 2006 Equity Incentive Plan, as amended		DEF 14A	April 28, 2017	Annex A
10.3*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan.		8-K	April 27, 2006	10.2
10.4*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan with Company Right of First Refusal.		10-K	February 12, 2009	10.9
10.5*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan, as amended.		10-K	March 2, 2012	10.11
10.6*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan, as amended.		10-K	March 15, 2017	10.9
10.7*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan, as amended.	X
10.8*	Form of Restricted Stock Agreement for Employee or Independent Contractor Awards under the 2006 Equity Incentive Plan.		8-K	April 27, 2006	10.3
10.9*	Form of Restricted Stock Agreement for Employee or Independent Contractor Awards under the 2006 Equity Incentive Plan with Company Right of First Refusal.		10-K	February 12, 2009	10.11
10.10*	Form of Restricted Stock Agreement for Employee or Independent Contractor Awards under the 2006 Equity Incentive Plan with Company, as amended.		10-K	March 2, 2012	10.14
10.11*	Form of Nonqualified Stock Option under the 2006 Equity Incentive Plan.		10-K	February 8, 2007	10.10
10.12*	Form of Nonqualified Stock Option under the 2006 Equity Incentive Plan with Stock Ownership Guidelines.		10-K	March 2, 2012	10.16
10.13*	Form of Nonqualified Stock Option under the 2006 Equity Incentive Plan with Ownership Guidelines.		10-K	March 15, 2017	10.12
10.14*	Form of Nonqualified Stock Option under the 2006 Equity Incentive Plan with Ownership Guidelines.	X
10.15*	Form of Restricted Stock Unit Award Agreement under the 2006 Equity Incentive Plan.		10-K	January 29, 2010	10.14
10.16*	Form of Restricted Stock Unit Award Agreement under the 2006 Equity Incentive Plan with Stock Ownership Guidelines.		10-K	March 2, 2012	10.18
10.17*	Form of Restricted Stock Unit Award Agreement under the 2006 Equity Incentive Plan with Ownership Guidelines.		10-K	March 15, 2017	10.15

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
10.18*	Form of Restricted Stock Unit Award Agreement under the 2006 Equity Incentive Plan with Ownership Guidelines.	X
10.19*	Form of Restricted Stock Unit Award Agreement for Performance under the 2006 Equity Incentive Plan.		10-K	January 29, 2010	10.15
10.20*	Form of Restricted Stock Unit Award Agreement for Performance under the 2006 Equity Incentive Plan with Stock Ownership Guidelines.		10-K	March 2, 2012	10.20
10.21*	Form of Restricted Stock Unit Award Agreement for Performance under the 2006 Equity Incentive Plan with Ownership Guidelines.		10-K	March 15, 2017	10.18
10.22*	Form of Restricted Stock Unit Award Agreement for Performance under the 2006 Equity Incentive Plan with Ownership Guidelines.	X
10.23*	CRA International, Inc. Cash Incentive Plan, as amended.		DEF 14A	April 28, 2017	Annex B
10.24*	Form of Service Cash Awards Agreement under the Cash Incentive Plan with Ownership Guidelines.		8-K	December 12, 2016	10.2
10.25*	Form of Performance Cash Awards Agreement under the Cash Incentive Plan with Ownership Guidelines.		8-K	December 12, 2016	10.3
10.26*	Summary of Director Compensation.	X
10.27	Lease dated February 24, 2014 by and between CRA International, Inc. and BP Hancock LLC		8-K	February 27, 2014	10.1
10.28	First Amendment to Lease dated as of February 24, 2015 by and between CRA International, Inc. and BP Hancock LLC		8-K	March 2, 2015	10.1
10.29	Office Lease dated as of November 29, 1999 between CRA and 1201 F Street, L.L.C., as amended.		10-K	February 23, 2001	10.9
10.30	Addenda Nos. 3 and 4 to Office Lease dated as of November 29, 1999 between CRA and 1201 F Street, L.L.C. (or its successor in interest, 1201 F Street, L.P.), as amended.		10-K	March 17, 2015	10.35
10.31	Addendum No. 5 to Office Lease dated as of November 29, 1999 between CRA and 1201 F Street, L.P., as amended.		8-K	December 30, 2014	10.1
10.32	Amended and Restated Addendum No. 5 to Office Lease dated as of November 29, 1999 between CRA and 1201 F Street L.P., as amended.		10-K	March 4, 2016	10.28
10.33	Addendum No. 6 to Lease dated July 11, 2016 by and between CRA International, Inc. and 1201 F Street, L.P.		10-Q	October 31, 2017	10.3
10.34	Agreement for Leases dated May 20, 2016 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		8-K	May 25, 2016	10.1
10.35	Lease relating to Unit 2, Part Ground Floor, 8 Finsbury Circus, London EC2 dated May 20, 2016 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		8-K	May 25, 2016	10.2
10.36	Lease relating to Fourth Floor, 8 Finsbury Circus, London EC2 dated May 20, 2016 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		8-K	May 25, 2016	10.3

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
10.37	Licence to Carry Out Works relating to Unit 2, Part Ground Floor, 8 Finsbury Circus, London EC2 dated May 20, 2016 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		8-K	May 25, 2016	10.4
10.38	Licence to Carry Out Works relating to Fourth Floor, 8 Finsbury Circus, London EC2 dated May 20, 2016 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		8-K	May 25, 2016	10.5
10.39	Side Deed dated May 20, 2016 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		8-K	May 25, 2016	10.6
10.40	Agreement for Lease dated November 21, 2017 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		8-K	November 27, 2017	10.1
10.41	Lease dated July 15, 2015 by and between CRA International, Inc. and 1411 IC-SIC Property LLC.		8-K	July 21, 2015	10.1
10.42	First Amendment to Lease dated April 21, 2017 by and between CRA International, Inc. and 1411 IC-SIC Property LLC		8-K	May 5, 2017	10.1
10.43	Lease dated as of February 14, 2008 by and between Teachers Insurance and Annuity Association of America, as landlord, and CRA International, Inc., as tenant, and the First Amendment to Lease dated as of May 8, 2017 by and among John Hancock Life Insurance Company (U.S.A.), as landlord and successor-in-interest to Teachers Insurance and Annuity Association of America, and CRA International, Inc., as tenant.		10-Q	May 11, 2017	10.2
10.44	Office Lease dated April 2, 2013 by and between C1 Consulting Limited Liability Company and 221 Main Property Owner LLC, as amended by First Amendment to Lease dated July 21, 2017 by and between CRA International, Inc. (as successor to C1 Consulting Limited Liability Company) and Columbia REIT—221 Main, LLC (as successor to 221 Main Property Owner LLC)		10-Q	October 31, 2017	10.2
10.45	Form of consulting agreement with outside experts.		S-1/A	April 3, 1998	10.8
10.46	Amended and Restated Credit Agreement, dated as of October 24, 2017, by and among CRA International, Inc., CRA International (UK) Limited, CRA International (Netherlands) B.V., and CRA International Limited, as the Borrowers, Citizens Bank, N.A., as Administrative Agent, a Lender and an Issuing Bank, Bank of America, N.A., as a Lender and an Issuing Bank, and Santander Bank, N.A., as a Lender		8-K	October 26, 2017	10.1
10.47	Amended and Restated Securities Pledge Agreement, dated as of October 24, 2017, by and between CRA International, Inc., as Pledgor, and Citizens Bank, N.A., as Administrative Agent		8-K	October 26, 2017	10.2

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
10.48	Transaction Agreement dated November 20, 2017 by and among IMSWorld Publications Ltd., IMS Health Technology Solutions Norway AS, IMS Health GmbH & Co. OHG, IQVIA Inc., CRA International, Inc., CRA International (UK) Limited and the Former Employees		8-K	November 27, 2017	10.2
21.1	Subsidiaries.	X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	X
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer.	X
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer.	X
32.1	Section 1350 certification.	X
101	The following financial statements from CRA International, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 30, 2017, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Consolidated Statements of Operations for the fiscal years ended December 30, 2017, December 31, 2016, and January 2, 2016, (ii) Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended December 30, 2017, December 31, 2016, and January 2, 2016, (iii) Consolidated Balance Sheets as at December 30, 2017 and December 31, 2016, (iv) Consolidated Statements of Cash Flows for the fiscal years ended December 30, 2017, December 31, 2016, and January 2, 2016, (v) Consolidated Statements of Shareholders' Equity for the fiscal years ended December 30, 2017, December 31, 2016, and January 2, 2016, and (vi) Notes to Consolidated Financial Statements.	X

*
Management contract or compensatory plan

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRA INTERNATIONAL, INC.
	By:	/s/ PAUL A. MALEH Paul A. Maleh
Date: March 12, 2018		President, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL A. MALEH Paul A. Maleh	President, Chief Executive Officer, and Director (principal executive officer)	March 12, 2018
/s/ CHAD M. HOLMES Chad M. Holmes	Chief Financial Officer, Executive Vice President, and Treasurer (principal financial officer)	March 12, 2018
/s/ DOUGLAS C. MILLER Douglas C. Miller	Vice President and Chief Accounting Officer (principal accounting officer)	March 12, 2018
/s/ ROWLAND T. MORIARTY Rowland T. Moriarty	Chairman of the Board	March 12, 2018
/s/ WILLIAM F. CONCANNON William F. Concannon	Director	March 12, 2018
/s/ NANCY HAWTHORNE Nancy Hawthorne	Director	March 12, 2018
/s/ ROBERT W. HOLTHAUSEN Robert W. Holthausen	Director	March 12, 2018
/s/ THOMAS A. AVERY Thomas A. Avery	Director	March 12, 2018
/s/ ROBERT A. WHITMAN Robert A. Whitman	Director	March 12, 2018

CRA INTERNATIONAL, INC.

Report of Independent Registered Public Accounting Firm

  To the Shareholders and the Board of Directors of CRA International, Inc.

Opinion on the Financial Statements

        We have audited the accompanying consolidated balance sheets of CRA International, Inc. (the Company) as of December 30, 2017 and December 31, 2016, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 30, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 30, 2017 and December 31, 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 30, 2017, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 12, 2018 expressed an adverse opinion thereon.

Adoption of ASU No. 2016-09

        As discussed in Note 1, Summary of Significant Accounting Policies to the consolidated financial statements, the Company changed its method of accounting for the tax effects of share-based payments which are now recorded through the statement of operations in the year ended December 30, 2017 due to the adoption of ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.

Basis for Opinion

        These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2014.
Boston, Massachusetts
March 12, 2018

CRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	December 30, 2017 (52 weeks)	December 31, 2016 (52 weeks)	January 2, 2016 (52 weeks)
	(in thousands, except per share data)
Revenues	$370,075	$324,779	$303,559
Costs of services (exclusive of depreciation and amortization)	258,829	227,380	207,650
Selling, general and administrative expenses	86,537	70,584	72,439
Depreciation and amortization	8,945	7,896	6,552
GNU goodwill impairment	—	—	4,524

Income from operations	15,764	18,919	12,394
GNU gain on extinguishment of debt	—	—	606
GNU gain on sale of business assets	250	3,836	—
Interest expense, net	(484)	(469)	(538)
Other expense, net	(366)	(397)	(647)

Income before provision for income taxes	15,164	21,889	11,815
Provision for income taxes	(7,463)	(7,656)	(5,490)

Net income	7,701	14,233	6,325
Net (income) loss attributable to noncontrolling interest, net of tax	(77)	(1,345)	1,332

Net income attributable to CRA International, Inc.	$7,624	$12,888	$7,657

Net income per share attributable to CRA International, Inc.:
Basic	$0.91	$1.50	$0.84

Diluted	$0.89	$1.49	$0.83

Weighted average number of shares outstanding:
Basic	8,292	8,503	9,010

Diluted	8,497	8,601	9,195

See accompanying notes to the consolidated financial statements.

CRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended	Year Ended	Year Ended
	December 30, 2017 (52 weeks)	December 31, 2016 (52 weeks)	January 2, 2016 (52 weeks)
	(in thousands)
Net income	$7,701	$14,233	$6,325
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	3,922	(4,568)	(2,546)

Comprehensive income	11,623	9,665	3,779
Less: comprehensive (income) loss attributable to noncontrolling interest	(77)	(1,345)	1,332

Comprehensive income attributable to CRA International, Inc.	$11,546	$8,320	$5,111

See accompanying notes to the consolidated financial statements.

CRA INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 30, 2017	December 31, 2016
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$54,035	$53,530
Accounts receivable, net of allowances of $7,378 at December 30, 2017 and $4,253 at December 31, 2016	79,803	66,852
Unbilled services, net of allowances of $1,746 at December 30, 2017 and $1,720 at December 31, 2016	33,530	24,937
Prepaid expenses and other current assets	11,373	19,295
Forgivable loans	5,540	5,897

Total current assets	184,281	170,511
Property and equipment, net	44,643	36,381
Goodwill	89,000	74,764
Intangible assets, net	9,208	2,685
Deferred income taxes	8,713	10,049
Forgivable loans, net of current portion	23,088	28,065
Other assets	2,824	1,187

Total assets	$361,757	$323,642

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,473	$13,729
Accrued expenses	94,573	75,281
Deferred revenue and other liabilities	6,896	3,021
Current portion of deferred rent	1,131	1,499
Current portion of deferred compensation	908	570

Total current liabilities	121,981	94,100
Non-Current liabilities:
Deferred rent and facility-related non-current liabilities	11,526	15,191
Deferred compensation and other non-current liabilities	20,656	6,346
Deferred income taxes	365	122

Total non-current liabilities	32,547	21,659
Commitments and contingencies (Note 15)
Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 8,297,172 and 8,333,990 shares issued and outstanding at December 30, 2017 and December 31, 2016, respectively	47,414	54,124
Retained earnings	169,390	166,914
Accumulated other comprehensive loss	(9,896)	(13,818)

Total CRA International, Inc. shareholders' equity	206,908	207,220
Noncontrolling interest	321	663

Total shareholders' equity	207,229	207,883

Total liabilities and shareholders' equity	$361,757	$323,642

See accompanying notes to the consolidated financial statements.

CRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 30, 2017 (52 weeks)	December 31, 2016 (52 weeks)	January 2, 2016 (52 weeks)
	(in thousands)
OPERATING ACTIVITIES:
Net income	$7,701	$14,233	$6,325
Adjustments to reconcile net income to net cash provided by operating activities, net of effect of acquired businesses:
Depreciation and amortization	8,859	7,875	6,542
Loss on disposal of property and equipment	71	2	16
GNU goodwill impairment	—	—	4,524
Impairment of intangible assets	530	—	—
GNU gain on sale of business assets	(250)	(3,836)	—
Deferred rent	3,171	3,260	6,768
Deferred income taxes	1,651	8,399	(1,710)
Share-based compensation expenses	6,616	6,867	5,791
Excess tax benefits from share-based compensation	—	(393)	(128)
GNU gain on extinguishment of debt	—	—	(606)
Accounts receivable allowances	3,065	666	(480)
Changes in operating assets and liabilities:
Accounts receivable	(14,358)	(8,801)	(3,438)
Unbilled services	(7,640)	(219)	(772)
Prepaid expenses and other current assets, and other assets	6,067	(6,439)	(2,126)
Forgivable loans	5,641	10,225	233
Incentive cash awards	1,319	—	—
Accounts payable, accrued expenses, and other liabilities	23,415	16,324	(515)

Net cash provided by operating activities	45,858	48,163	20,424
INVESTING ACTIVITIES:
Cash consideration paid for acquisitions	(16,163)	—	—
Purchase of property and equipment	(9,757)	(13,023)	(17,975)
GNU cash proceeds from sale of business assets	250	1,100	—
Collections on notes receivable	—	—	1,557
Payments on notes receivable	—	—	(78)

Net cash used in investing activities	(25,670)	(11,923)	(16,496)
FINANCING ACTIVITIES:
Issuance of common stock, principally stock options exercises	6,420	2,853	602
Borrowings under line of credit	11,500	7,500	4,000
Payments under line of credit	(11,500)	(7,500)	(4,000)
Payments on notes payable	—	(75)	(300)
Tax withholding payment reimbursed by shares	(3,262)	(1,880)	(668)
Excess tax benefits from share-based compensation	—	393	128
Cash paid on dividend equivalent	(121)	—	—
Cash dividends paid to stockholders	(4,941)	(1,166)	—
Repurchase of common stock	(19,528)	(19,315)	(12,806)
Distribution to noncontrolling interest	(419)	—	—

Net cash used in financing activities	(21,851)	(19,190)	(13,044)
Effect of foreign exchange rates on cash and cash equivalents	2,168	(1,659)	(944)

Net increase (decrease) in cash and cash equivalents	505	15,391	(10,060)
Cash and cash equivalents at beginning of period	53,530	38,139	48,199

Cash and cash equivalents at end of period	$54,035	$53,530	$38,139

Noncash investing and financing activities:
Issuance of common stock for acquired business	$3,044	$44	$42

Purchases of property and equipment not yet paid for	$3,514	$118	$1,593

Purchases of property and equipment paid by a third party	$1,640	$92	$2,785

Asset retirement obligations	$120	$844	$—

Supplemental cash flow information:
Cash paid for taxes	$7,424	$6,184	$9,688

Cash paid for interest	$314	$405	$240

Securities received from a customer for settlement of receivable	$—	$—	$192

See accompanying notes to the consolidated financial statements.

CRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands, except share data)

	Common Stock
				Accumulated Other Comprehensive Income (Loss)	CRA International, Inc. Shareholders' Equity
	Shares Issued	Amount	Retained Earnings			Noncontrolling Interest	Total Shareholders' Equity
BALANCE AT JANUARY 3, 2015	9,228,272	$73,171	$147,618	$(6,704)	$214,085	$619	$214,704
Net income (loss)			7,657		7,657	(1,332)	6,325
Foreign currency translation adjustment				(2,546)	(2,546)		(2,546)
Issuance of common stock	1,359	42			42		42
Exercise of stock options	29,288	602			602		602
Share-based compensation expense for employees		5,755			5,755		5,755
Restricted shares vesting	106,504
Redemption of vested employee restricted shares for tax withholding	(28,900)	(668)			(668)		(668)
Tax deficit on stock option exercises, expirations and restricted share vesting		(376)			(376)		(376)
Shares repurchased	(477,292)	(12,806)			(12,806)		(12,806)
Share-based compensation expense for non-employees		11			11		11
Equity transactions of noncontrolling interest.						25	25

BALANCE AT JANUARY 2, 2016	8,859,231	$65,731	$155,275	$(9,250)	$211,756	$(688)	$211,068
Net income			12,888		12,888	1,345	14,233
Foreign currency translation adjustment				(4,568)	(4,568)		(4,568)
Issuance of common stock	1,790	44			44		44
Exercise of stock options	124,931	2,853			2,853		2,853
Share-based compensation expense for employees		6,716			6,716		6,716
Restricted shares vesting	201,905
Redemption of vested employee restricted shares for tax withholding	(69,000)	(1,880)			(1,880)		(1,880)
Tax deficit on stock option exercises, expirations and restricted share vesting		(171)			(171)		(171)
Shares repurchased	(784,867)	(19,315)			(19,315)		(19,315)
Share-based compensation expense for non-employees		146			146		146
Accrued dividends on unvested shares			(83)		(83)		(83)
Cash dividends paid to stockholders			(1,166)		(1,166)		(1,166)
Equity transactions of noncontrolling interest.						6	6

BALANCE AT DECEMBER 31, 2016	8,333,990	$54,124	$166,914	$(13,818)	$207,220	$663	$207,883
Net income			7,624		7,624	77	7,701
Foreign currency translation adjustment				3,922	3,922		3,922
Issuance of common stock	89,312	3,044			3,044		3,044
Exercise of stock options	293,439	6,420			6,420		6,420
Share-based compensation expense for employees		6,489			6,489		6,489
Restricted shares vesting	211,320
Redemption of vested employee restricted shares for tax withholding	(76,181)	(3,262)			(3,262)		(3,262)
Cumulative effect of a change in accounting principle related to ASU 2016-09			48		48		48
Shares repurchased	(554,708)	(19,528)			(19,528)		(19,528)
Share-based compensation expense for non-employees		127			127		127
Distribution to noncontrolling interest						(419)	(419)
Accrued dividends on unvested shares			(134)		(134)		(134)
Cash paid on dividend equivalents			(121)		(121)		(121)
Cash dividends paid to stockholders.			(4,941)		(4,941)		(4,941)

BALANCE AT DECEMBER 30, 2017	8,297,172	$47,414	$169,390	$(9,896)	206,908	$321	$207,229

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

Fiscal Year

        CRA's fiscal year end is the Saturday nearest December 31 of each year. CRA's fiscal years periodically contain 53 weeks rather than 52 weeks. Fiscal 2017, 2016 and 2015 were 52-week years.

Principles of Consolidation

        The consolidated financial statements include the accounts of CRA and its wholly owned subsidiaries. In addition, as more fully explained below, the consolidated financial statements include CRA's interest in GNU123 Liquidating Corporation ("GNU", formerly known as NeuCo, Inc). All significant intercompany transactions and accounts have been eliminated in consolidation.

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

        On April 13, 2016, a buyer acquired substantially all of the business assets and assumed substantially all of the liabilities of GNU for a purchase price of $1.35 million. Of this amount, $1.1 million was received at closing, with the remaining $0.25 million payable on or after April 13, 2017, subject to contingencies, as outlined in the asset purchase agreement, which remaining amount was paid in full on May 3, 2017. GNU recognized a gain on sale of its business assets of $0.25 million during the second quarter of fiscal 2017, of which $0.14 million is attributed to CRA, and received $3.8 million during the second quarter of fiscal 2016, of which $2.1 million is attributed to CRA. GNU was dissolved on December 15, 2017. Subsequent to the dissolution, CRA received a partial distribution of $0.6 million in accordance with the asset purchase agreement. The final distribution is expected to be received during fiscal 2018.

        GNU's revenues, which are comprised of software sales and maintenance service revenue, included in CRA's consolidated statements of operations for fiscal 2016 and fiscal 2015 totaled approximately $0.8 million and $3.8 million, respectively. GNU did not have any revenue during fiscal 2017 due to the cessation of the business in April 2016. GNU's total net income (loss) included in CRA's consolidated statements of operations for fiscal 2017, fiscal 2016, and fiscal 2015 was approximately $0.2 million,

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$3.0 million, and ($3.0) million, respectively. GNU's net income, net of amounts allocable to its other owners, included in CRA's consolidated statements of operations for fiscal 2017, fiscal 2016, and fiscal 2015 was approximately $0.1 million, $1.7 million, and $1.3 million, respectively.

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

Reclassifications

        For presentation purposes, CRA has reclassified certain prior period amounts to conform to the current period financial statement presentation. These reclassifications had no impact on earnings. Within the reconciliation of CRA's tax rates with the federal statutory rate in note 13 on this Form 10-K, Change in Valuation Allowance was reclassed to Losses benefited/Change in valuation allowance and Prior Period Adjustments. In addition, GNU goodwill impairment, GNU capital gain upon distribution, and GNU tax provision (benefit) were reclassed to Other.

Revenue Recognition

        CRA derives substantially all of its revenues from the performance of professional services. The contracts that CRA enters into and operates under specify whether the engagement will be billed on a time-and-materials or a fixed-price basis. These engagements generally last three to six months, although some of CRA's engagements can be much longer in duration.

        The following discussion of CRA's revenue recognition accounting policies is based on the accounting principles that were used to prepare the fiscal year 2017 consolidated financial statements included in this Annual Report on Form 10-K. On December 31, 2017, CRA adopted ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"). This standard replaces existing revenue recognition rules with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. Refer to Note 2, "Significant Accounting Policies," of CRA's audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for discussion of recently issued accounting standards.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        Revenues also include reimbursable expenses, which include expenses for travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. CRA recovers substantially all of its out-of-pocket expenses, outside consultants, and other related expenses in performance of its services. The following expenses are subject to reimbursement (in thousands):

	Year Ended	Year Ended	Year Ended
	December 30, 2017 (52 weeks)	December 31, 2016 (52 weeks)	January 2, 2016 (52 weeks)
Reimbursable expenses	$41,465	$34,482	$33,548

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

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Cash and Cash Equivalents

        Cash equivalents consist principally of money market funds with maturities of three months or less when purchased. As of December 30, 2017, a substantial portion of CRA's cash accounts was concentrated at a single financial institution, which potentially exposes CRA to credit risks. The financial institution has a short-term credit rating of A-2 by Standard & Poor's ratings services. CRA has not experienced any losses related to such accounts. CRA does not believe that there is significant risk of non-performance by the financial institution, and its cash on deposit is fully liquid. CRA continually monitors the credit ratings of the institution.

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

        The following table shows CRA's financial instruments as of December 30, 2017 and December 31, 2016 that are measured and recorded in the consolidated financial statements at fair value on a recurring basis (in thousands):

	December 30, 2017
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Assets:
Money market funds	$5,006	$—	$—

Total Assets	$5,006	$—	$—

Liabilities:
Contingent consideration liability	$—	$—	$5,137

Total Liabilities	$—	$—	$5,137

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2016
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Assets:
Money market funds	$10,024	$—	$—

Total Assets	$10,024	$—	$—

Liabilities:
Contingent consideration liability	$—	$—	$549

Total Liabilities	$—	$—	$549

        The fair values of CRA's money market funds are based on quotes received from third-party banks.

        The contingent consideration liabilities in the table above are for estimated future contingent consideration payments related to prior acquisitions. The fair value measurement of these liabilities is based on significant inputs not observed in the market and thus represent a Level 3 measurement. The significant unobservable inputs used in the fair value measurements of these contingent consideration liabilities are CRA's measures of the estimated payouts based on internally generated financial projections and discount rates. The fair value of the contingent consideration was determined using a monte carlo simulation. The fair value of these contingent consideration liabilities are reassessed on a quarterly basis by CRA using additional information as it becomes available, and any change in the fair value estimates are recorded in the earnings of that period.

        The following table summarizes the changes in the contingent consideration liabilities over the fiscal year ended December 30, 2017 and the fiscal year ended December 31, 2016 (in thousands):

	December 30, 2017	December 31, 2016
Beginning balance	$549	$773
Acquisitions	2,357	—
Remeasurement of acquisition-related contingent consideration	1,155	71
Accretion	1,328	—
Payments	(299)	(292)
Effects of foreign currency translation	47	(3)

Ending balance	$5,137	$549

        CRA's financial instruments, including cash, accounts receivable, loans and advances to employees and non-employee experts, accounts payable, and accrued expenses, are carried at cost, which approximates their fair value because of the short-term maturity of these instruments or because their stated interest rates are indicative of market interest rates.

Goodwill

        In accordance with ASC Topic 350, "Intangibles—Goodwill and Other" ("ASC Topic 350"), goodwill and intangible assets with indefinite lives are not subject to amortization, but are monitored annually as of October 15th for impairment, or more frequently, as necessary, if events or circumstances exist that would more likely than not reduce the fair value of the reporting unit below its carrying amount. For CRA's fiscal 2017 goodwill impairment analysis, it operates under one reporting

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

unit, which is its consulting services. Prior to April 13, 2016, CRA operated under two reporting units, which were its consulting services and GNU.

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

        The re-measurement of a reporting unit's fair value and that of its underlying assets and liabilities is classified as a Level 3 fair value assessment due to the significance of unobservable inputs developed using specific information from the reporting units. The fair value adjustment to goodwill, which resulted in GNU's impairment charge in the fourth quarter of fiscal 2015, was computed as the difference between its fair value and the fair value of its underlying assets and liabilities. The unobservable inputs used to determine the fair value of the underlying assets and liabilities were based on CRA's specific information such as estimates of revenue and cost growth rates, profit margins, discount rates, and cost estimated. See Note 4, "Goodwill and Intangible Assets," for further details.

Intangible Assets

        Intangible assets are comprised of non-competition agreements and customer relationship intangibles, which are separable from goodwill and have determinable useful lives, are valued separately and amortized over their estimated useful lives, based on the pattern in which the economic benefit of the asset is expected to be consumed, if reliably determinable. Non-competition agreements are amortized on a straight-line basis over their useful lives of five years. Customer relationship intangible assets are amortized on a straight line basis over ten years which approximates the pattern of economic benefit.

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

        A rollforward of the accounts receivable allowances is as follows (in thousands):

	Fiscal Year	Fiscal Year
	2017	2016
Balance at beginning of period	$4,253	$3,648
Increases to reserves	6,774	2,761
Amounts written off	(3,660)	(2,156)
Effects of foreign currency translation	11	—

Balance at end of period	$7,378	$4,253

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        A rollforward of the unbilled receivables allowances is as follows (in thousands):

	Fiscal Year	Fiscal Year
	2017	2016
Balance at beginning of period	$1,720	$2,354
Increases to reserves	2,255	2,102
Amounts written off	(2,235)	(2,736)
Effects of foreign currency translation	6	—

Balance at end of period	$1,746	$1,720

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

Share-Based Compensation

        CRA accounts for equity-based compensation using a fair value based recognition method. Under the fair value recognition requirements of ASC Topic 718, "Compensation—Stock Compensation" ("ASC Topic 718"), share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. The amount of share-based compensation expense recognized at any date must at least equal the portion of grant date value of the award that is vested at that date. In accordance with ASC Topic 718, for performance-vesting restricted stock units awarded to employees, CRA estimates share-based compensation cost at the grant date based on the fair value of the restricted stock units and awards and recognizes the cost over the requisite service period on a straight line basis. Performance-vesting restricted stock units are expensed using the graded acceleration method.

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

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Compensation

        CRA accounts for performance and service based cash awards using a prospective accrual method. Under the requirements of ASC Topic 710, "Compensation General" ("ASC Topic 710") to the extent the terms of the contract attribute all or a portion of the expected future benefits to a period of service greater than one year, the cost of those benefits are accrued over the period of the employee or non-employee's service in a systematic and rational manner. CRA has implemented a process that requires the liability to be re-evaluated on a quarterly basis.

        The required service period typically ranges from three to six years starting at the beginning of the awards measurement period. A recipient of such an award is expected to be affiliated with CRA for the entire measurement period. If a recipient terminates affiliation with CRA during the measurement period, the amount paid will be determined in accordance with the recipient's specific contract provisions.

Business Combinations

        CRA recognizes and measures identifiable assets acquired, and liabilities assumed, of its acquirees as of the acquisition date at fair value. Fair value measurements require extensive use of estimates and assumptions, including estimates of future cash flows to be generated by the acquired assets. CRA recognizes and measures contingent consideration at fair value as of the acquisition date using a monte carlo simulation. Contingent consideration obligations that are classified as liabilities are remeasured at fair value each reporting period with the changes in fair value resulting from either the passage of time, revised expectations of performance, or ultimate settlement to the amount or timing of the initial measurement recognized in the consolidated statements of comprehensive income.

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

Foreign Currency Translation

        Balance sheet accounts of CRA's foreign subsidiaries are translated into U.S. dollars at year-end exchange rates and operating accounts are translated at average exchange rates for each year. The resulting translation adjustments are recorded in shareholders' equity as a component of accumulated other comprehensive income (loss). Foreign currency transactions are translated at current exchanges

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

rates, with adjustments recorded in the statement of operations. The effect of transaction gains and losses recorded in income before provision for income taxes amounted to losses of $0.4 million, $0.4 million and $0.6 million for fiscal 2017, fiscal 2016, and fiscal 2015, respectively.

Recent Accounting Standards

Revenue from Contracts with Customers

        In August 2015, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date ("ASU 2015-14"). ASU 2015-14 defers by one year the effective date of ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The deferral results in ASU 2014-09 being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The main provision of ASU 2014-09 is to recognize revenue when control of the goods or services transfers to the customer, as opposed to the existing guidance of recognizing revenue when the risks and rewards transfer to the customer. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The standard will have an impact on the amount and timing of revenue recognized and the related disclosures on CRA's financial statements. CRA will adopt ASU 2014-09 effective December 31, 2017, using the modified retrospective approach. Upon adoption, CRA will recognize the cumulative effect of adopting this guidance as an adjustment to its opening balance of retained earnings. Prior periods will not be retrospectively adjusted. The cumulative effect adjustment will result in an increase to CRA's opening balance of retained earnings of between approximately $0.3 million to $0.7 million, net of tax.

        All revenue derived from contracts with CRA's customers are generated from its time-and-materials or fixed-price contracts. For its time-and-materials projects, CRA will use the right-to-invoice practical expedient when it has a right to consideration from a customer in an amount that corresponds directly with the value of the entity's performance completed to date. For its fixed-price arrangements, CRA will recognize revenue as individual performance obligations are satisfied, using a measure of progress that is based on the efforts and costs incurred (i.e. an input method measure of progress). These methods for determining the appropriate revenue recognition under ASU 2014-09 is consistent with CRA's current revenue recognition policy.

Leases (Topic 842)

        In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 establishes a comprehensive new lease accounting model. The standard clarifies the definition of a lease, requires a dual approach to lease classification similar to current lease classifications, and causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease term of more than twelve months. The standard is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The standard requires a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of initial application. CRA has not yet determined the effects, if any, that the adoption of ASU 2016-02 may have on its financial position, results of operations, cash flows, or disclosures.

Improvements to Employee Share-Based Payment Accounting

        In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 requires all of the tax effects related to share-based payments to be recorded through the income statement. The pronouncement also allows for the option of estimating awards expected to vest

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

or accounting for forfeitures when they occur. In the statement of cash flows, cash paid by employers when withholding shares for tax withholding purposes should be classified as a financing activity whereas cash flows resulting from excess tax benefits should be reported in operating activities. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Accordingly, CRA adopted ASU No. 2016-09 on January 1, 2017, resulting in the recognition of a tax benefit of $0.05 million to retained earnings as of that date. CRA had traditionally classified employee taxes paid through employer share withholdings as financing activities, therefore no further adjustment was necessary. CRA has classified the excess tax benefits from share-based compensation as operating activities on a prospective basis beginning in the quarter ended April 1, 2017. Additionally, CRA did not make any changes to its accounting for forfeitures and continues to estimate forfeitures based on historical experience

Statement of Cash Flows (Topic 230): Restricted Cash

        In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"). ASU 2016-18 amends ASC 230 to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. The standard requires cash and cash equivalents balances on the statement of cash flows to include restricted cash and cash equivalent balances. ASU 2016-18 requires the registrant to provide appropriate disclosures about its accounting policies pertaining to restricted cash in accordance with GAAP. Additionally, changes in restricted cash and restricted cash equivalents that result from transfers between cash, cash equivalents, and restricted cash and restricted cash equivalents should not be presented as cash flow activities in the statement of cash flows. A registrant with a material balance of amounts generally described as restricted cash and restricted cash equivalents must disclose information about the nature of the restrictions. The standard is effective for interim and annual periods beginning after December 15, 2017. CRA believes that the adoption of ASU 2016-18 will not have a material impact on its financial position, results of operations, cash flows, or disclosures.

Business Combinations (Topic 805): Clarifying the Definition of a Business

        On January 5, 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01"). ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist companies and other reporting organizations with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the amendments, a business is an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return in the form of dividends, lower costs, or other economic benefits directly to investors or other owners, members, or participants. For public companies, ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Early application of the amendments in ASU 2017-01 is allowed for transactions for which the acquisition date occurs before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance; and for transactions in which a subsidiary is deconsolidated or a group of assets is derecognized that occur before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance. CRA believes that the adoption of ASU 2017-01 will not have a material impact on its financial position, results of operations, cash flows, or disclosures.

Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

        On January 26, 2017, the FASB issued a ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplifies the

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

subsequent measurement of goodwill, and eliminates Step 2 from the goodwill impairment test. Under the amendments, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The amendment also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. For public companies, ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. CRA has not yet determined the effects, if any, that the adoption of ASU 2017-04 may have on its financial position, results of operations, cash flows, or disclosures.

Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting

        On May 10, 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"). ASU 2017-09 updates guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Under the amendments, an entity should account for the effects of a modification unless all the following conditions are met. First, the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. Second, the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified. Third, the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The standard is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for public entities for reporting periods for which financial statements have not yet been issued. CRA will adopt ASU 2017-09 during the first quarter of 2018. CRA has not completed its assessment of this standard and has not yet determined whether the impact of the adoption of this standard on its financial position, results of operations, cash flows, or disclosures will be material.

Staff Accounting Bulletin No. 118 (SAB 118)

        On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118, "Income Tax Accounting Implications of the Tax Cuts and Jobs Act" ("SAB 118"), to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act (the "Tax Act"). SAB 118 summarizes a three-step process to be applied at each reporting period to account for and disclose: (1) the effects of the change in tax law for which accounting is complete; (2) provisional amounts (or adjustments to provisional amounts) for the effects of the change in tax law where accounting is not complete, but a reasonable estimate has been determined; and (3) current or deferred tax amounts reflected in accordance with law prior to the enactment of the change in tax law because the accounting of the effects of the change

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in tax law are not complete and a reasonable estimate has not been determined, together with qualitative disclosure of the effects of the changes in tax law for which the accounting is not compete, the reason why the accounting is not complete, and the additional information that is needed to be obtained, prepared or analyzed in order to complete the accounting. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, CRA considers the accounting of deferred tax remeasurements and other items to be incomplete due to the forthcoming guidance and its ongoing analysis of final year-end data and tax positions. Adjustments to these preliminary amounts identified during the measurement period, as defined, will be included as an adjustment to tax expense from continuing operations in the period the amounts are determined. CRA believes it has made a good faith effort to complete the accounting under ASC 740 with respects to Tax Act. SAB 118 provides that the measurement period is complete when a company's accounting is complete and in no circumstances should the measurement period extend beyond one year from the enactment date of the applicable change in tax law.

2.     Forgivable Loans

        In order to attract and retain highly skilled professionals, CRA may issue forgivable loans to employees and non-employee experts, certain of which loans may be denominated in local currencies. A portion of these loans is collateralized. The forgivable loans have terms that are generally between three and eight years with interest rates currently ranging up to 3.25%. The principal amount of forgivable loans and accrued interest is forgiven by CRA over the term of the loans, so long as the employee or non-employee expert continues employment or affiliation with CRA and complies with certain contractual requirements. During fiscal years 2017 and 2016, there were no balances due under these loans for which the full principal and interest were not collected. The expense associated with the forgiveness of the principal amount of the loans is recorded as compensation expense over the service period, which is consistent with the term of the loans. CRA has not typically recorded an allowance for doubtful accounts for these loans due to its collection experience and its assessment of collectability. For fiscal years 2017 and 2016, no allowances or write offs of these loans were recorded.

        Forgivable loan activity for fiscal years 2017 and 2016 is as follows (in thousands):

	December 30, 2017	December 31, 2016
Beginning balance	$33,962	$44,685
Advances	11,672	6,949
Accrued Advances	—	316
Repayments	(2,135)	(709)
Reclassification to other assets	(1,100)	—
Amortization	(14,155)	(16,575)
Effects of foreign currency translation	384	(704)

Ending balance	$28,628	$33,962

Current portion of forgivable loans	$5,540	$5,897

Non-current portion of forgivable loans	$23,088	$28,065

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        At December 30, 2017 and December 31, 2016, CRA had other loans to current and former employees, included in other assets on the consolidated balance sheet, amounting to $0.3 million and $0.2 million, respectively, net of allowances.

3.     Business Acquisitions

        On January 31, 2017, CRA acquired substantially all of the assets and assumed certain liabilities of C1 Consulting LLC, an independent consulting firm, and its wholly-owned subsidiary C1 Associates (collectively, "C1") for initial consideration comprised of cash and CRA restricted common stock. The asset purchase agreement provided for additional purchase consideration to be paid for up to four years following the transaction in the form of an earnout, if specific performance targets are met. These earnout payments are payable in cash and CRA restricted common stock. The fair value of this obligation was measured as of the acquisition date and accounted for as a component of the purchase consideration, any adjustments to this initial valuation in future accounting periods will be reported as an adjustment to net income.

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

        The acquisition has been accounted for under the purchase method of accounting, and C1's results of operations have been included in the accompanying consolidated statement of operations from the date of acquisition. The following is the final allocation of the purchase price to the estimated fair value of assets acquired and liabilities assumed.

        The following table shows CRA's acquired assets and liabilities assumed from the purchase of C1 Consulting (in thousands):

Assets Acquired:
Accounts receivable and unbilled receivables	$2,306
Other current assets	10

Total current assets	2,316

Property and equipment	206
Other non-current assets	106
Intangible assets	8,500
Goodwill	12,994

Total assets acquired	$24,122

Liabilities Assumed:
Deferred revenue	$1,950
Accrued expenses and other current liabilities	652

Total current liabilities	2,602
Contingent consideration	2,357

Total liabilities assumed	4,959

Net assets acquired	$19,163

        The intangible assets acquired are comprised of non-competition agreements and the value of customer relationships, the fair value of which was determined using the incremental income method

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and multi-period excess earnings method, respectively. The non-compete agreements are being amortized over the stated term of five years on a straight-line basis. The customer relationships intangible is being amortized over a ten year life on a straight-line basis, which approximates the expected pattern of economic benefit from this asset. The fair value of the contingent consideration was determined using a monte carlo simulation. CRA is unable to provide a range of possible outcomes for the expected future payment of the contingent consideration due to its limited post acquisition experience with C1 and the uncertainty of achieving revenue targets over the remaining measurement period of this obligation. The fair value of the contingent acquisition liability is reassessed on a quarterly basis by CRA using additional information as it becomes available, and any change in the fair value estimate will be recorded in the earnings of that period.

        Transaction related costs, which are principally legal and accounting service fees, amount to $0.9 million for the year ended December 30, 2017 and are included in selling, general and administrative expenses on the consolidated statement of operations.

4.     Goodwill and Intangible Assets

        The changes in the carrying amount of goodwill for fiscal 2017 and fiscal 2016 are as follows (in thousands):

	Goodwill, gross	Accumulated impairment losses	Goodwill, net
Balance at December 31, 2016	$151,181	$(76,417)	$74,764
Goodwill adjustment related to acquisition	12,994	—	12,994
Effect of foreign currency translation	1,242	—	1,242

Balance at December 30, 2017	$165,417	$(76,417)	$89,000

	Goodwill, gross	Accumulated impairment losses	Goodwill, net
Balance at January 2, 2016	$153,387	$(76,417)	$76,970
Effect of foreign currency translation	(2,206)	—	(2,206)

Balance at December 31, 2016	$151,181	$(76,417)	$74,764

        GNU incurred an impairment loss of $4.5 million during the fourth quarter of fiscal 2015. GNU did not incur an impairment loss in fiscal 2017 or fiscal 2016. CRA did not incur an impairment loss during fiscal 2017, fiscal 2016 or fiscal 2015 as there were no events or circumstances that would more likely than not reduce CRA's fair value below its carrying amount, and CRA's estimated fair value was greater than its carrying value as of October 15th of each of these fiscal years.

        Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives. There were impairment losses of $0.5 million related to intangible assets during fiscal 2017. There were no impairment losses related to intangible assets during fiscal 2016 or fiscal 2015.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The components of acquired identifiable intangible assets are as follows (in thousands):

	December 30, 2017	December 31, 2016
Non-competition agreements, net of accumulated amortization of $464 and $3,821, respectively	$260	$80
Customer relationships, net of accumulated amortization of $3,172 and $5,181, respectively	8,948	2,605

Total, net of accumulated amortization of $3,636 and $9,002, respectively	$9,208	$2,685

        Amortization of intangible assets was $1.5 million, $0.9 million, and $1.0 million in fiscal 2017, fiscal 2016, and fiscal 2015, respectively. Amortization of intangible assets held at December 30, 2017 for the next five fiscal years and thereafter is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
2018	$1,383
2019	1,365
2020	1,388
2021	921
2022	823
Thereafter	3,328

$9,208

5.     Property and Equipment

        Property and equipment consist of the following (in thousands):

	December 30, 2017	December 31, 2016
Computer, office equipment and software	$25,447	$21,779
Leasehold improvements	37,907	29,425
Furniture	8,991	8,679

Total cost	72,345	59,883
Accumulated depreciation and amortization	(27,702)	(23,502)

	$44,643	$36,381

        Depreciation expense, including amounts recorded in costs of services, was $7.4 million, $7.0 million, and $5.5 million in fiscal 2017, fiscal 2016, and fiscal 2015, respectively.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.     Accrued Expenses

        Accrued expenses consist of the following (in thousands):

	December 30, 2017	December 31, 2016
Compensation and related expenses	$80,105	$67,582
Income taxes payable	153	534
Other	14,315	7,165

	$94,573	$75,281

        As of December 30, 2017 and December 31, 2016, $63.8 million and $53.9 million, respectively, of accrued bonuses for fiscal 2017 and fiscal 2016 were included above in "Compensation and related expenses". Additionally, as of December 30, 2017, "Other" accrued expenses includes $6.1 million of commissions due to senior consultants, $1.3 million of direct project accruals, $4.4 million of operating expense accruals and $2.5 million of accrued leasehold improvements. As of December 31, 2016, "Other" accrued expenses consisted principally of direct project accruals of $0.8 million, $0.8 million of forgivable loan accruals and $5.6 million of operating expense accruals.

7.     Credit Agreement

        CRA is party to an amended and restated credit agreement that provides CRA with a $125.0 million revolving credit facility and a $15.0 million sublimit for the issuance of letters of credit. CRA may use the proceeds of the revolving credit facility to provide working capital and for other general corporate purposes. CRA may repay any borrowings under the revolving credit facility at any time, but must repay all borrowings no later than October 24, 2022. There were no borrowings outstanding under this revolving credit facility as of December 30, 2017 or December 31, 2016.

        As of December 30, 2017, the amount available under this revolving credit facility was reduced by certain letters of credit outstanding, which amounted to $3.6 million. Borrowings under the revolving credit facility bear interest at a rate per annum, at CRA's election, of either (i) the adjusted base rate, as defined in the credit agreement, plus an applicable margin, which varies between 0.25% and 1.25% depending on CRA's total leverage ratio as determined under the credit agreement, or (ii) the adjusted eurocurrency rate, as defined in the credit agreement, plus an applicable margin, which varies between 1.25% and 2.25% depending on CRA's total leverage ratio. CRA is required to pay a fee on the unused portion of the revolving credit facility at a rate per annum that varies between 0.20% and 0.35% depending on its total leverage ratio. Borrowings under the revolving credit facility are secured by 100% of the stock of certain of CRA's U.S. subsidiaries and 65% of the stock of certain of its foreign subsidiaries, which represent approximately $27.3 million and $22.6 million in net assets as of December 30, 2017 and December 31, 2016, respectively.

        Under the credit agreement, CRA must comply with various financial and non-financial covenants. Compliance with these financial covenants is tested on a fiscal quarterly basis. Any indebtedness outstanding under the revolving credit facility may become immediately due and payable upon the occurrence of stated events of default, including CRA's failure to pay principal, interest or fees or a violation of any financial covenant. The financial covenants require CRA to maintain an adjusted consolidated EBITDA to consolidated interest expense ratio of more than 2.5:1.0 and to comply with a consolidated debt to adjusted consolidated EBITDA ratio of not more than 3.0:1.0. The non-financial covenant restrictions of the senior credit agreement include, but are not limited to, CRA's ability to incur additional indebtedness, engage in acquisitions or dispositions, and enter into business combinations. As of December 30, 2017, CRA was in compliance with the covenants of its credit agreement.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.     Employee Benefit Plans

        CRA maintains qualified defined-contribution plans under Section 401(k) of the Internal Revenue Code, covering substantially all U.S. employees who meet specified age and service requirements. Company contributions are made at the discretion of CRA, and cannot exceed the maximum amount deductible under applicable provisions of the Internal Revenue Code. CRA also has a defined-contribution plan covering employees in the United Kingdom for which company contributions are made at the discretion of CRA. Company contributions under these plans amounted to approximately $3.1 million, $2.7 million, and $2.2 million for fiscal 2017, fiscal 2016, and fiscal 2015, respectively.

9.     Net Income Per Share

        CRA calculates basic and diluted earnings per common share using the two-class method. Under the two-class method, net earnings are allocated to each class of common stock and participating security as if all of the net earnings for the period had been distributed. CRA's participating securities consist of unvested share-based payment awards that contain a nonforfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common shareholders. Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares as of the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards. Net earnings allocable to these participating securities were not significant for fiscal 2017, fiscal 2016 or fiscal 2015.

        The following table presents a reconciliation from net income to the net income available to common shareholders (in thousands):

	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015
Net income attributable to CRA as reported	$7,624	$12,888	$7,657
Less: net income attributable to participating shares	51	95	59

Net income attributable to CRA common shareholders	$7,573	$12,793	$7,598

        For fiscal 2017, fiscal 2016 and fiscal 2015, the following is a reconciliation of basic to diluted weighted average shares of common stock outstanding (in thousands):

	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015
Basic weighted average shares outstanding	8,292	8,503	9,010
Common stock equivalents:
Stock options, restricted stock shares and restricted stock units	205	98	185

Diluted weighted average shares outstanding	8,497	8,601	9,195

        For fiscal 2017, fiscal 2016 and fiscal 2015, the following table presents net income per share attributable to CRA:

	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015
Basic	$0.91	$1.50	$0.84
Diluted	$0.89	$1.49	$0.83

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        For fiscal 2017, fiscal 2016 and fiscal 2015, the anti-dilutive share based awards that were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding amounted to 75,004, 581,546, and 522,593 shares, respectively. These share-based awards were anti-dilutive because their exercise price exceeded the average market price over the respective period.

10.   Common Stock

        Restricted Share Vesting.    In fiscal 2017, fiscal 2016, and fiscal 2015, 211,320, 201,905, and 106,504 shares of restricted stock and restricted stock units vested, respectively. CRA redeemed 76,181, 69,000, and 28,900 of these shares from their holders in order to pay $3.3 million, $1.9 million, and $0.7 million, respectively, of employee tax withholdings.

        Common Stock Repurchases and Retirements.    On March 21, 2016 and May 3, 2017, CRA announced that its board of directors approved share repurchase programs of up to $20.0 million and $20.0 million, respectively, of CRA's common stock. Repurchases under these programs are discretionary and CRA may make such repurchases under any of these programs in the open market (including under any Rule 10b5-1 plan adopted by CRA) or in privately negotiated transactions, in each case in accordance with applicable insider trading and other securities laws and regulations. CRA records the retirement of its repurchased shares as a reduction to common stock.

        During fiscal 2017, CRA repurchased and retired 554,708 shares under these share repurchase programs at an aggregate price of approximately $19.5 million, resulting in approximately $9.5 million available for future repurchases as of December 30, 2017. During fiscal 2016, CRA repurchased and retired 783,703 shares under these share repurchase programs at an aggregate price of approximately $19.1 million, resulting in approximately $9.0 million available for future repurchases as of December 31, 2016. During fiscal 2015, CRA repurchased and retired 477,292 shares under these share repurchase programs at an aggregate price of approximately $12.8 million, resulting in approximately $8.1 million available for future repurchases as of January 2, 2016.

        Tender Offer.    During fiscal 2016, a total of 1,164 shares of common stock were tendered in conjunction with a modified "Dutch Auction" self tender offer at a purchase price of $19.75 per share.

        Exercise of Stock Options.    During fiscal 2017, 293,439 options were exercised for $6.4 million of proceeds. During fiscal 2016, 124,931 options were exercised for $2.9 million of proceeds. During fiscal 2015, 29,288 options were exercised for $0.6 million of proceeds.

        Tax Benefits and Deficits on Stock Option Exercises and Restricted Share Vesting.    During fiscal 2017, CRA recorded a net tax benefit on stock option exercises and the vesting of shares of restricted stock and restricted stock units through the income statement totaling $2.2 million. During fiscal 2016 and 2015, CRA recorded a net tax deficit on stock option exercises, expirations and the vesting of shares of restricted stock and restricted stock units, as a decrease to common stock totaling $0.2 million and $0.4 million, respectively.

11.   Share-Based Compensation

        CRA recorded approximately $6.5 million, $6.7 million, and $5.8 million of compensation expense for fiscal 2017, fiscal 2016, and fiscal 2015, respectively, for share-based awards consisting of stock options, shares of restricted stock, time-vesting restricted stock units, and performance-vesting restricted stock units issued to employees and directors based on their respective estimated grant date fair values. Performance-vesting restricted stock units are expensed using the graded acceleration method.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In addition, CRA recorded $127,000, $146,000, and $11,000 of share-based compensation expense during fiscal 2017, fiscal 2016, and fiscal 2015, respectively, for share-based awards consisting of stock options and shares of restricted stock issued to non-employees (other than directors).

        Share-based Compensation Plans.    As of December 30, 2017, CRA's active equity-based compensation plans consist of its Amended and Restated 2006 Equity Incentive Plan, as amended (the "2006 Equity Plan"), and its 1998 Employee Stock Purchase Plan (the "1998 ESPP"), a tax-qualified plan under Section 423 of the Internal Revenue Code. During fiscal 2009, CRA also implemented a long-term incentive program, or "LTIP," as a framework for grants made under the 2006 Equity Plan to its senior corporate leaders, practice leaders and key revenue generators. Under the LTIP, participants have received a mixture of stock options, time-vesting restricted stock units, and performance-vesting restricted stock units in each fiscal year since 2009, except 2012. In December 2016, CRA's board of directors amended CRA's Cash Incentive Plan to facilitate the grant to LTIP participants of service-based and performance-based cash awards as a component of the LTIP. The LTIP is designed to reward CRA's senior corporate leaders, practice leaders and key revenue generators and provide them with the opportunity to share in the long-term growth of CRA.

        2006 Equity Plan: Maximum and Available Shares.    The 2006 Equity Plan authorizes the grant of a variety of incentive and performance awards to CRA's directors, employees and independent contractors, including stock options, shares of restricted stock, restricted stock units, and other equity awards. The 2006 Equity Plan has used standard "fungibility ratios" to count grants of full-share awards (such as shares of restricted stock and restricted stock units) against the maximum number shares issuable under the plan. The current fungibility ratio, applicable to grants made on or after April 30, 2010, is 1.83. The fungibility ratio does not apply to grants of stock options. The maximum number of shares issuable under the 2006 Equity Plan is 5,274,000, consisting of (1) 500,000 shares initially reserved for issuance under the 2006 Equity Plan, (2) 1,000,000 shares that either remained for future awards under CRA's 1998 Incentive and Nonqualified Stock Option Plan (the "1998 Option Plan") on April 21, 2006, the date CRA's shareholders initially approved the 2006 Equity Plan, or were subject to stock options issued under the 1998 Option Plan that were forfeited or terminated after April 21, 2006, (3) 210,000 shares approved by CRA's shareholders in 2008, (4) 1,464,000 shares approved by CRA's shareholders in 2010, (5) 2,500,000 shares approved by CRA's shareholders in 2012 reduced by the 800,000 shares cancelled by CRA's board of directors on April 22, 2016, and (6) the 400,000 shares approved by CRA's shareholders on July 12, 2017. The shares available for grant under the 2006 Equity Plan as of December 30, 2017 was 434,374.

        1998 Option Plan.    With the adoption of the 2006 Equity Incentive Plan in 2006, CRA stopped granting awards under the 1998 Option Plan, and, as of December 30, 2017, there were no awards outstanding under the 1998 Option Plan.

        Stock Options.    A summary of option activity during fiscal 2017 from the 2006 Equity Plan is as follows. The awards granted under the 1998 Option Plan all expired prior to December 30, 2017 and,

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

as noted above, no awards were granted under the 1998 Option Plan during fiscal 2017. Accordingly, all of the stock options outstanding as of December 30, 2017 were granted under the 2006 Equity Plan.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2016	945,083	$22.95
Fiscal 2017:
Granted	22,757	44.87
Exercised	(293,439)	21.88		$5,372
Expired	—	—
Forfeited	(8,684)	24.58

Outstanding at December 30, 2017	665,717	24.14	4.00	$13,851

Options exercisable at December 30, 2017	456,639	$22.78	3.39	$10,123

Vested or expected to vest at December 30, 2017	663,088	$24.13	4.00	$13,802

        The weighted average fair market value using the Black-Scholes option-pricing model of the stock options granted under the 2006 Equity Incentive Plan in fiscal 2017, fiscal 2016 and fiscal 2015 was $11.54, $9.93 and $7.37, respectively. The fair market value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2017	2016	2015
Risk-free interest rate	2.1%	1.3%	1.4%
Expected volatility	32%	36%	39%
Expected dividend yield	1.5%	1.5%	—
Forfeiture rate	0.4%	0.5%	1.1%
Weighted average expected life (in years)	4.49	4.58	4.50

        The risk-free interest rate is based on U.S. Treasury interest rates with corresponding terms consistent with the expected life of the stock options. Expected volatility and expected life are based on CRA's historical experience. Expected dividend yield was determined based on CRA's annualized dividend rate per share, as a percentage of average market price of the common stock, on each dividend payment date. The forfeiture rate used was based upon historical experience. CRA believes its historical experience is an appropriate indicator of future forfeitures.

        The aggregate intrinsic value of stock options exercised in fiscal 2017, fiscal 2016, and fiscal 2015 was approximately $5.4 million, $0.7 million, and $0.1 million, respectively. The following table summarizes stock options outstanding and stock options exercisable as of December 30, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 30, 2017	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number Exercisable at December 30, 2017	Weighted-Average Remaining Contractual Life (years)	Weighted- Average Exercise Price
$16.12 - 21.48	181,630	2.89	$18.48	181,630	2.89	$18.48
$21.49 - 26.86	276,737	4.07	21.60	158,035	3.48	21.66
$26.87 - 32.23	184,593	4.25	30.98	116,974	4.04	30.98
$42.98 - 48.35	22,757	9.97	44.87	—	—	—

Total	665,717	4.00	$24.14	456,639	3.39	$22.78

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table provides a roll-forward of the outstanding non-vested stock options over fiscal 2017:

	Options
	Number of Shares	Weighted-Average Fair Value
Non-vested at December 31, 2016	367,120	$8.74
Granted	22,757	11.54
Vested	(172,115)	8.80
Forfeited	(8,684)	8.95

Non-vested at December 30, 2017	209,078	$8.98

        The total fair value of stock options that vested during fiscal 2017, fiscal 2016, and fiscal 2015 was $1.5 million, $1.5 million, and $1.5 million, respectively. As of December 30, 2017, there was $1.7 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock options granted. That cost is expected to be recognized over a weighted-average period of 2.0 years.

        Restricted Stock.    CRA grants shares of restricted stock, which are subject to the execution of a restricted stock agreement, under its 2006 Equity Incentive Plan. Generally, shares of restricted stock vest in four equal annual installments beginning on the first anniversary of the date of grant. Total unrecognized compensation cost, net of expected forfeitures, related to shares of restricted stock as of December 30, 2017 was $0.9 million, which is expected to be recognized over a weighted-average period of 2.7 years. The forfeiture rate of 0.9% used for shares of restricted stock was based upon historical experience. CRA believes its historical experience is an appropriate indicator of future forfeitures.

        The following table provides a roll-forward of the shares of restricted stock under the 2006 Equity Incentive Plan over fiscal 2017:

	Shares of Restricted Stock
	Number of Shares	Weighted-Average Fair Value
Non-vested at December 31, 2016	62,122	$23.64
Granted	16,494	36.36
Vested	(25,891)	22.93
Forfeited	—	—

Non-vested at December 30, 2017	52,725	$27.97

        The total fair value of shares of restricted stock that vested during fiscal 2017, fiscal 2016, and fiscal 2015 was $0.6 million, $0.6 million, and $0.6 million, respectively.

        Time-Vesting RSUs.    CRA grants time-vesting restricted stock units, which are subject to the execution of a restricted stock unit agreement, under its 2006 Equity Incentive Plan. Generally, time-vesting restricted stock units vest in four equal annual installments beginning on the first anniversary of the date of grant. Total unrecognized compensation cost, net of expected forfeitures, related to time-vesting restricted stock units as of December 30, 2017 was $2.9 million, which is expected to be recognized over a weighted-average period of 2.3 years. The forfeiture rate of 0.9% used for time-vesting restricted stock units was based upon historical experience. CRA believes its historical experience is an appropriate indicator of future forfeitures.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table provides a roll-forward of the time-vesting restricted stock units under the 2006 Equity Incentive Plan over fiscal 2017:

	Time-Vesting Restricted Stock Units
	Number of Units	Weighted-Average Fair Value
Non-vested at December 31, 2016	184,751	$24.18
Granted	25,958	38.38
Vested	(86,547)	23.27
Forfeited	(4,342)	24.58

Non-vested at December 30, 2017	119,820	$27.90

        The total fair value of time-vesting restricted stock units that vested during fiscal 2017, fiscal 2016, and fiscal 2015 was $2.0 million, $1.9 million, and $1.8 million, respectively.

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

        The following table provides a roll-forward of the performance-vesting restricted stock units under the 2006 Equity Incentive Plan over fiscal 2015, fiscal 2016 and fiscal 2017. For purposes of this table, granted PRSUs are counted based on the maximum number of units that could vest upon achievement of the PRSUs' performance conditions which, for all periods presented, equaled 125% of the PRSU's target number of units.

Performance-Vesting Restricted Stock Units
Number of Units
Non-vested at January 3, 2015	365,468
Granted	204,315
Vested	—
Forfeited	(11,624)

Non-vested at January 2, 2016	558,159

Granted	26,666
Vested	(90,485)
Forfeited	(83,187)

Non-vested at December 31, 2016	411,153

Granted	32,721
Vested	(98,882)
Forfeited	(64,397)

Non-vested at December 30, 2017	280,595

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        1998 ESPP.    In fiscal 1998, CRA adopted the 1998 ESPP, a tax-qualified plan under Section 423 of the Internal Revenue Code. The 1998 ESPP authorizes the issuance of up to an aggregate of 243,000 shares of common stock to participating employees at a purchase price equal to 85% of fair market value on either the first or the last day of the one-year offering period under the plan. In fiscal 2017, fiscal 2016, and fiscal 2015, there were no offering periods under this plan and no shares were issued. As of December 30, 2017, 211,777 shares are available for grant under the 1998 ESPP.

        Other Equity Matters.    During fiscal 2017, CRA modified certain restricted stock awards in connection with a director's retirement to eliminate the forfeiture of unvested shares upon his retirement and to permit the time-based vesting to continue despite such retirement. The modification resulted in total additional compensation cost of $0.3 million.

12.   Business Segment and Geographic Information

        CRA is a leading consulting firm specializing in providing economic, financial and management consulting services. It offers consulting services in two broad areas: litigation, regulatory, and financial consulting and management consulting. These two areas represented approximately 100% of CRA's consolidated revenues for fiscal 2017 and 2016. CRA manages its business on an integrated basis through its international network of offices and areas of functional expertise. Many of CRA's practice areas are represented in several of its offices and are managed across geographic borders. When CRA evaluated its business, and possible operating segments, CRA reviewed the manner in which it is organized and managed, composition and responsibilities of its management team, the identification of its chief operating decision maker, as well as the availability of discrete financial information for its various business components and geographic areas. During fiscal 2017 and the majority of fiscal 2016, CRA operated in one business segment, its consulting services business. Prior to the sale of substantially all of GNU's business assets on April 13, 2016, CRA operated in two operating segments. GNU's financial information is included below and is immaterial to the overall consolidated financial statements. Revenue based on the physical location of the operation to which the revenues relate, are as follows (in thousands):

	Fiscal Year	Fiscal Year	Fiscal Year
	2017 (52 weeks)	2016 (52 weeks)	2015 (52 weeks)
Revenue:
United States	$295,232	$251,962	$243,261
United Kingdom	53,644	52,509	44,248
Other	21,199	20,308	16,050

Total foreign	74,843	72,817	60,298

	$370,075	$324,779	$303,559

	December 30, 2017	December 31, 2016
Long-lived assets (property and equipment, net):
United States	$37,192	$30,735
United Kingdom	5,552	5,253
Other	1,899	393

Total foreign	7,451	5,646

	$44,643	$36,381

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   Income Taxes

Effects of the Tax Cuts and Jobs Act

        On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was signed into U.S. law. The Tax Act significantly changes the Internal Revenue Code of 1986, as amended. The Tax Act, among other things, includes changes to the U.S. corporate tax rate, expands limitations on the deductibility of meals and entertainment, eliminates the exception to the section 162(m) limitation on the deductibility of the compensation paid to certain executive officers for "qualified performance-based compensation," allows for the expensing of capital expenditures, the migration from a "worldwide" system of taxation to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. ASC Topic 740, "Accounting for Income Taxes," requires companies to recognize the effect of tax law changes in the period of enactment even though the effective date for most provisions is for tax years beginning after December 31, 2017, or in the case of certain other provisions of the law, January 1, 2018.

        Given the significance of the legislation, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), which allows registrants to record provisional amounts during a one year "measurement period" similar to that used when accounting for business combinations. However, the measurement period is deemed to have ended earlier when the registrant has obtained, prepared, and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared, or analyzed.

        SAB 118 summarizes a three-step process to be applied at each reporting period to account for and disclose: (1) the effects of the change in tax law for which accounting is complete; (2) provisional amounts (or adjustments to provisional amounts) for the effects of the change in tax law where accounting is not complete, but a reasonable estimate has been determined; and (3) current or deferred tax amounts reflected in accordance with law prior to the enactment of the change in tax law because the accounting of the effects of the change in tax law are not complete and a reasonable estimate has not been determined, together with qualitative disclosure of the effects of the changes in tax law for which the accounting is not compete, the reason why the accounting is not complete, and the additional information that is needed to be obtained, prepared or analyzed in order to complete the accounting. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next twelve months, CRA considers the accounting to be incomplete due to the forthcoming guidance and its ongoing analysis of final year-end data and tax positions. Adjustments to these preliminary amounts identified during the measurement period, as defined, will be included as an adjustment to tax expense from continuing operations in the period the amounts are determined. CRA believes it has made a good faith effort to complete the accounting under ASC 740 with respect to the Tax Act. SAB 118 provides that the measurement period is complete when a company's accounting is complete and in no circumstances should the measurement period extend beyond one year from the enactment date of the applicable change in tax law.

        In connection with the Tax Act, CRA has recorded a provisional amount attributable to the remeasurement of deferred taxes assets and liabilities from a 35 percent tax rate to the new 21 percent tax rate. The provisional amount recorded was an increase in tax expense of $3.6 million. The Tax Act also enhanced and extended the option to claim accelerated depreciation deductions at a rate of 100% on qualified property placed in service after September 27, 2017, and before 2023. As such, CRA has claimed accelerated depreciation in fiscal 2017 of $2.9 million on qualified property.

        The Tax Act also includes a one-time mandatory repatriation transition tax on the net accumulated earnings and profits of a U.S. taxpayer's foreign subsidiaries. Based on its calculations and estimates to

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

date, CRA does not expect to incur any transition tax liability as CRA believes it is in an accumulated deficit position with respect to its foreign subsidiaries. As such, CRA has not recorded any income tax expense relating to this transition tax as of December 30, 2017.

        CRA is in the process of assessing other significant provisions that are not yet effective but may impact income taxes in future years. As there is some uncertainty around the grandfathering provisions related to performance-based executive compensation, CRA has estimated a provisional amount for deferred tax assets related to performance-based executive compensation. In regards to the new base erosion anti-abuse tax ("BEAT"), CRA does not currently meet certain revenue thresholds, and is therefore not subject to the new minimum tax. CRA may be subject to the tax on the Global Intangible Low-Taxed Income (GILTI) in future years but has not completed its analysis of the applicability of the tax. CRA will continue to gather and evaluate information as to the impact of this tax, and therefore will not make a policy election on how to account for GILTI (as part of deferred taxes or as a period expense) until it has received and evaluated the necessary information. Accordingly, no amounts related to GILTI are included within deferred taxes.

        The components of income before provision for income taxes are as follows (in thousands):

	2017 (52 weeks)	2016 (52 weeks)	2015 (52 weeks)
Income before provision for income taxes:
U.S.	$12,248	$16,905	$10,565
Foreign	2,916	4,984	1,250

Total	$15,164	$21,889	$11,815

        The provision (benefit) for income taxes consists of the following (in thousands):

	Fiscal Year	Fiscal Year	Fiscal Year
	2017 (52 weeks)	2016 (52 weeks)	2015 (52 weeks)
Currently payable:
Federal	$4,515	$(770)	$5,104
Foreign	493	664	546
State	804	(637)	1,550

	5,812	(743)	7,200
Deferred:
Federal	1,809	5,562	(799)
Foreign	(85)	124	(307)
State	(73)	2,713	(604)

	$1,651	$8,399	$(1,710)

	$7,463	$7,656	$5,490

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        A reconciliation of CRA's tax rates with the federal statutory rate is as follows:

	Fiscal Year	Fiscal Year	Fiscal Year
	2017	2016	2015
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	3.9	6.1	5.4
Tax law changes	23.7	(0.3)	—
Share-based compensation	(15.8)	—	—
Nondeductible/nontaxable items	5.1	3.0	6.8
Foreign rate differential	(2.8)	(3.3)	(2.7)
Losses benefited/Change in valuation allowance	(0.3)	(4.9)	(6.0)
Uncertain tax positions	(0.1)	(0.2)	8.7
Other	0.5	(0.4)	(0.7)

	49.2%	35.0%	46.5%

        In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 requires all of the tax effects related to share-based payments to be recorded through the income statement. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Accordingly, CRA adopted ASU No. 2016-09 on January 1, 2017, resulting in the recognition of a tax benefit of $0.05 million to retained earnings as of that date. As a result of the new ASU 2016-09, CRA recorded a benefit of $2.2 million related to excess windfall tax deductions during fiscal 2017 in the consolidated statement of operations.

        The components of CRA's deferred tax assets (liabilities) are as follows (in thousands):

	December 30, 2017	December 31, 2016
Deferred tax assets:
Accrued compensation and related expense	$11,445	$16,359
Allowance for doubtful accounts	2,009	2,160
Net operating loss carryforwards	479	3,278
Accrued expenses and other	4,356	2,482

Total gross deferred tax assets	18,289	24,279
Less: valuation allowance	(8)	(2,689)

Total deferred tax assets net of valuation allowance	18,281	21,590
Deferred tax liabilities:
Goodwill and other intangible asset amortization	3,802	5,670
GNU capital gain upon distribution	20	245
Property and equipment	6,111	4,495
Tax basis in excess of financial basis of convertible debentures	—	1,254

Total deferred tax liabilities	9,933	11,664

Net deferred tax assets	$8,348	$9,926

        The net change in the total valuation allowance for fiscal 2017 was a decrease of approximately $2.7 million as compared to fiscal 2016. The $2.7 million net decrease is comprised primarily of the write-off of GNU's net operating losses now that the entity is in the liquidation process. At December 30, 2017, CRA had foreign net operating losses of $1.4 million with an indefinite life.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The aggregate changes in the balances of gross unrecognized tax benefits were as follows (in thousands):

	December 30, 2017	December 31, 2016
Balance at beginning of period	$1,059	$1,265
Additions for tax positions taken during prior years	9	—
Reductions for tax positions taken during prior years	—	(21)
Additions for tax positions taken during the current year	—	82
Reductions as a result of a lapse of the applicable statute of limitations	(37)	—
Settlements with tax authorities	—	(267)

Balance at end of the period	$1,031	$1,059

        CRA files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. A number of years may elapse before an uncertain tax position, for which CRA has unrecognized tax benefits, is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, CRA believes that its unrecognized tax benefits reflect the most likely outcome. CRA adjusts these unrecognized tax benefits, and the associated interest, in light of changing facts and circumstances. At the end of fiscal 2017, CRA had $151,000 of interest accrued on its unrecognized tax benefit balance for a total unrecognized tax benefit balance of $1,183,000. Of the total unrecognized tax benefit balance, $61,000 is offset by a future tax deduction when recognized. CRA reported $20,000 of interest and penalties related to unrecognized tax benefits in income tax expense during fiscal 2017, consistent with fiscal 2016. Settlement of any particular position could require the use of cash. Of the total $1,031,000 balance at the end of fiscal 2017, a favorable resolution would result in $1,000,000 being recognized as a reduction to the effective income tax rate in the period of resolution. It is reasonably likely that $289,000 of gross unrecognized tax benefits will reverse within the next twelve months due to lapse of the applicable statute of limitations or exam closures.

        The number of years with open tax audits varies depending on the tax jurisdiction. CRA's major taxing jurisdiction is the United States where CRA is no longer subject to U.S. federal examinations by the Internal Revenue Service for years before fiscal 2014. Within the significant states where CRA is subject to income tax, CRA is no longer subject to examinations by state taxing authorities before fiscal 2013. CRA's United Kingdom subsidiary's corporate tax returns are no longer subject to examination by Her Majesty's Revenue and Customs for fiscal years before fiscal 2016. During fiscal 2016, an examination by the Internal Revenue Service for fiscal 2014 commenced, and the examination is still ongoing in fiscal 2017. CRA believes its reserves for uncertain tax positions are adequate.

        CRA has not provided for deferred income taxes or foreign withholding taxes on undistributed earnings and other basis differences that may exist from its foreign subsidiaries as of December 30, 2017 because such earnings are considered to be indefinitely reinvested. CRA does not rely on these unremitted earnings as a source of funds for its domestic business as it expects to have sufficient cash flow in the U.S. to fund its U.S. operational and strategic needs. If CRA were to repatriate its foreign earnings that are indefinitely reinvested, it would accrue substantially no additional tax expense.

14.   Related-Party Transactions

        CRA made payments to shareholders of CRA who performed consulting services exclusively for CRA in the amounts of $13.2 million, $9.4 million, and $11.6 million in fiscal 2017, fiscal 2016, and

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

fiscal 2015, respectively. These payments were to exclusive non-employee experts for consulting services performed for CRA's clients in the ordinary course of business.

15.   Commitments and Contingencies

Operating Lease Commitments

        At December 30, 2017, CRA had the following minimum rental commitments for office space and equipment leases, all of which are under non-cancelable operating leases (in thousands):

Fiscal Year	Rental Commitments
2018	$12,340
2019	13,652
2020	13,578
2021	13,432
2022	13,590
Thereafter	67,136

$133,728

        Certain office leases contain renewal options that CRA may exercise at its discretion, which were not included in the amounts above. Rent expense was approximately $12.1 million, $10.4 million, and $11.6 million in fiscal 2017, fiscal 2016, and fiscal 2015, respectively.

        On February 24, 2014, CRA entered into an agreement to lease 57,602 square feet of office space in Boston, Massachusetts. The lease commenced on February 1, 2015 and is set to expire on July 31, 2025. Subject to certain conditions, the lease will be extendible for two five-year periods. The annual base rent under the lease is approximately $2.4 million for the first lease year, and is subject to annual increases of approximately 2% per annum. On February 24, 2015, CRA signed a first amendment to lease additional office space of 10,057 square feet for a total of 67,659 square feet. The lease commenced on June 15, 2015 and is set to expire on June 30, 2020. Subject to certain conditions, the lease will be extendible for one three-year period. The annual fixed rent under the lease is approximately $0.5 million. The original lease included a tenant improvement allowance of approximately $4.8 million, as well as a rent abatement of approximately $1.2 million. The performance of CRA's obligations under the lease is secured by a $1.6 million letter of credit.

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

        On July 15, 2015, CRA entered into an agreement to lease 25,261 square feet of office space in New York, New York. The lease commenced on August 1, 2015 with a rent commencement date of June 1, 2016 and was set to expire on May 31, 2026. The original annual base rent was approximately $1.8 million per annum for the first five years of the lease's base term, and subject to a maximum annual rent of $2.0 million. Subsequent to entering into the lease, the original lease was amended on

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

April 21, 2017. The amendment extends the term of the previously leased space and consists of an additional 16,587 square feet, is set to expire on April 30, 2028, and includes a base rent abatement of approximately $1.2 million, as well as a tenant improvement allowance of approximately $1.4 million. Following an initial rent abatement period, the annual base rent will be approximately $1.2 million per year, subject to annual increases of approximately 8% after five years. The performance of CRA's obligations under the lease is secured by a $1.3 million letter of credit.

        On February 14, 2008, CRA entered into an agreement to lease 36,570 square feet of office space in Chicago, Illinois. The lease commenced on April 1, 2008 with a rent commencement date of August 1, 2008 and was set to expire on July 31, 2018. The annual base rent was approximately $1.0 million in fiscal year 2015 and is subject to 2.5% increases per annum. On May 8, 2017, CRA signed a first amendment to extend the term of the previously leased space of 41,642 square feet for an additional ten years ending on July 31, 2028. The amendment includes a base rent abatement of approximately $0.9 million, as well as a tenant improvement allowance of approximately $2.3 million. Following an initial rent abatement period, the annual base rent will be approximately $1.1 million per year, subject to annual increases of approximately 2.5% per year. At the end of the lease, CRA will be responsible to return the vacated floors to their original condition at CRA's expense.

        On May 20, 2016, CRA entered into an agreement to lease 23,035 square feet of office space in London, UK for the 4th and ground floors. The leases for both floors was set to expire on May 19, 2031. The initial base rent for the two floors is approximately £1.6 million per year, and is subject to increase every five years, based on rental market conditions at that time. On November 20, 2017, CRA agreed to the head of terms to lease an additional 7,700 square feet in addition to the existing office space, set to expire on May 19, 2031. The initial base rent for the additional space is approximately £0.5 million per year, and is subject to increase every five years, based on rental market conditions at that time. At the end of the leases, CRA will be responsible to return the vacated floors to original condition at CRA's expense.

        On July 21, 2017, CRA entered into the first amendment of the San Francisco, CA lease, originally entered into with C1, for an additional 9,206 square feet of office space and to extend the terms for an additional eight years ending on September 30, 2025 with annual base rent of approximately $0.9 million per year, subject to increases of 3% per annum. The amendment includes a base rent abatement of approximately $0.4 million, as well as a tenant improvement allowance of approximately $1.2 million. The performance of CRA's obligations under the lease is secured by a $0.1 million letter of credit.

Other

        CRA is party to standby letters of credit with its bank in support of the minimum future lease payments under leases for permanent office space amounting to $3.6 million as of December 30, 2017.

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

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.   Quarterly Financial Data (Unaudited)

	Quarter Ended
	April 1, 2017	July 1, 2017	September 30, 2017	December 30, 2017
	(In thousands, except per share data)
Revenues	$88,171	$93,563	$91,325	$97,016
Income (loss) from operations	4,911	5,848	5,647	(642)
Income (loss) before provision for income taxes	4,608	5,919	5,535	(898)
Net income (loss)	2,830	3,907	3,225	(2,261)
Net (income) loss attributable to noncontrolling interest, net of tax	23	(94)	(11)	5
Net income (loss) attributable to CRA International, Inc.	$2,853	$3,813	$3,214	$(2,256)
Basic net income (loss) per share	$0.34	$0.45	$0.39	$(0.27)
Diluted net income (loss) per share	$0.33	$0.44	$0.38	$(0.28)
Weighted average number of shares outstanding:
Basic	8,419	8,428	8,149	8,171
Diluted	8,621	8,618	8,353	8,171

	Quarter Ended
	April 2, 2016	July 2, 2016	October 1, 2016	December 31, 2016
	(In thousands, except per share data)
Revenues	$80,912	$82,607	$81,691	$79,569
Income from operations	4,326	5,680	5,297	3,615
Income before provision for income taxes	4,185	9,269	5,060	3,375
Net income	2,239	6,767	3,151	2,076
Net (income) loss attributable to noncontrolling interest, net of tax	184	(1,552)	42	(18)
Net income attributable to CRA International, Inc.	$2,423	$5,215	$3,193	$2,058
Basic net income per share	$0.27	$0.60	$0.39	$0.25
Diluted net income per share	$0.27	$0.59	$0.38	$0.24
Weighted average number of shares outstanding:
Basic	8,871	8,695	8,177	8,269
Diluted	8,927	8,779	8,309	8,443

        On November 20, 2017, CRA entered into a transaction agreement with IQVIA Inc where CRA, and certain former employees of IQVIA, agreed to certain terms and conditions relating to the former employees' employment agreements with IQVIA, and to settle certain claims among the parties to the agreement. CRA paid IQVIA an aggregate amount of $5.7 million as consideration under the transaction agreement. This amount has been reported as a component of selling, general and administrative expenses for fiscal 2017.

        Total net income (loss) per share was computed using the two-class method earnings allocation formula when there were earnings to distribute to participating securities in a given quarter. In the quarter above that includes a net loss for the quarter, the two-class method would not apply and the treasury stock method was utilized. As such, the aggregate net income (loss) per share for fiscal 2017 as a whole would not agree in the aggregate with the quarterly information presented above.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.   Subsequent Events

        On February 1, 2018, the compensation committee of CRA's board of directors approved CRA's long-term incentive program, or "LTIP," for 2018, as well as grants made under the LTIP for 2018 to certain of CRA's senior corporate leaders, practice leaders, key revenue generators (other than its executive officers). The 2018 LTIP provides participants with a mixture of time-vested restricted stock units, time-vested service cash awards and/or performance-based cash awards.

        On February 15, 2018, CRA announced that its board of directors authorized the repurchase of up to $20.0 million additional shares of CRA's common stock.

        On February 15, 2018, CRA announced that its board of directors declared a quarterly cash dividend of $0.17 per common share, payable on March 16, 2018 to shareholders of record as of February 27, 2018.

        On February 28, 2018, CRA surrendered its lease at 65 West 36th Street, New York, New York to its Landlord for a fee of $525,000. Surrendering this lease, which was assumed as part of its acquisition of C1 Consulting, reduces CRA's long term lease obligations by $2.7 million over the remaining lease term of approximately nine years.