Form 10-Q
period 2018-03-31
CRA INTERNATIONAL, INC.
filed 2018-05-08
CIK 1053706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2018
Common Stock, no par value per share	8,079,661 shares

CRA International, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

CRA INTERNATIONAL, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS (unaudited)

(In thousands, except per share data)

	Quarter Ended
	March 31, 2018	April 1, 2017
Revenues	$99,476	$88,171
Costs of services (exclusive of depreciation and amortization)	69,391	62,581
Selling, general and administrative expenses	21,650	18,716
Depreciation and amortization	2,231	1,963

Income from operations	6,204	4,911
Interest expense, net	(37)	(112)
Other expense, net	(241)	(191)

Income before provision for income taxes	5,926	4,608
Provision for income taxes	1,040	1,778

Net income	4,886	2,830
Net loss attributable to noncontrolling interest, net of tax	—	23

Net income attributable to CRA International, Inc.	$4,886	$2,853

Net income per share attributable to CRA International, Inc.:
Basic	$0.59	$0.34

Diluted	$0.57	$0.33

Weighted average number of shares outstanding:
Basic	8,285	8,419

Diluted	8,580	8,621

Dividends per share	$0.17	$0.14

See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(In thousands)

	Quarter Ended
	March 31, 2018	April 1, 2017
Net income	$4,886	$2,830
Other comprehensive income
Foreign currency translation adjustments	1,318	584

Comprehensive income	6,204	3,414
Less: comprehensive loss attributable to noncontrolling interest	—	23

Comprehensive income attributable to CRA International, Inc.	$6,204	$3,437

See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except share data)

	March 31, 2018	December 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$10,852	$54,035
Accounts receivable, net of allowances of $6,912 at March 31, 2018 and $7,378 at December 30, 2017	77,504	79,803
Unbilled services, net of allowances of $2,659 at March 31, 2018 and $1,746 at December 30, 2017	42,687	33,530
Prepaid expenses and other current assets	10,755	11,373
Forgivable loans	6,651	5,540

Total current assets	148,449	184,281
Property and equipment, net	46,917	44,643
Goodwill	89,527	89,000
Intangible assets, net	8,881	9,208
Deferred income taxes	8,686	8,713
Forgivable loans, net of current portion	38,142	23,088
Other assets	2,452	2,824

Total assets	$343,054	$361,757

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,472	$18,473
Accrued expenses	67,538	94,573
Deferred revenue and other liabilities	4,798	6,896
Current portion of deferred compensation	1,014	908
Current portion revolving line of credit	10,000	—
Current portion of deferred rent	1,450	1,131

Total current liabilities	104,272	121,981
Non-current liabilities:
Deferred compensation and other non-current liabilities	11,482	11,526
Deferred rent and facility-related non-current liabilities	22,625	20,656
Deferred income taxes	400	365

Total non-current liabilities	34,507	32,547
Commitments and contingencies (Note 17)
Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 8,221,403 and 8,297,172 shares issued and outstanding at March 31, 2018 and December 30, 2017, respectively	39,401	47,414
Retained earnings	173,131	169,390
Accumulated other comprehensive loss	(8,578)	(9,896)

Total CRA International, Inc. shareholders' equity	203,954	206,908
Noncontrolling interest	321	321

Total shareholders' equity	204,275	207,229

Total liabilities and shareholders' equity	$343,054	$361,757

See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Quarter Ended
	March 31, 2018	April 1, 2017
OPERATING ACTIVITIES:
Net income	$4,886	$2,830
Adjustments to reconcile net income to net cash used in operating activities, net of effect of acquired businesses:
Depreciation and amortization	2,223	1,966
Deferred rent	1,896	395
Deferred income taxes	(68)	201
Share-based compensation expenses	1,292	1,655
Accounts receivable allowances	174	1,004
Changes in operating assets and liabilities:
Accounts receivable	3,435	3,061
Unbilled services	(8,871)	(12,657)
Prepaid expenses and other current asset, and other assets	972	1,865
Forgivable loans	(16,045)	2,150
Incentive cash awards	684	245
Accounts payable, accrued expenses, and other liabilities	(31,117)	(23,086)

Net cash used in operating activities	(40,539)	(20,371)
INVESTING ACTIVITIES:
Consideration paid for acquisitions, net	—	(16,163)
Purchases of property and equipment	(3,248)	(823)

Net cash used in investing activities	(3,248)	(16,986)
FINANCING ACTIVITIES:
Issuance of common stock, principally stock options exercises	535	1,266
Borrowings under revolving line of credit	10,000	6,000
Tax withholding payments reimbursed by restricted shares	(1,783)	(703)
Cash paid on dividend equivalents	(98)	(24)
Cash dividends paid to stockholders	(1,423)	(1,188)
Repurchases of common stock	(7,230)	—

Net cash provided by financing activities	1	5,351
Effect of foreign exchange rates on cash and cash equivalents	603	295

Net decrease in cash and cash equivalents	(43,183)	(31,711)
Cash and cash equivalents at beginning of period	54,035	53,530

Cash and cash equivalents at end of period	$10,852	$21,819

Noncash investing and financing activities:
Issuance of restricted common stock for acquired business	$—	$3,000

Repurchases of common stock payable	$1,095	$—

Purchases of property and equipment not yet paid for	$3,923	$512

Purchases of property and equipment paid for by a third party	$—	$153

Asset retirement obligations	$223	$—

Supplemental cash flow information:
Cash paid for income taxes	$212	$281

Cash paid for interest	$60	$78

See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (unaudited)

(in thousands, except share data)

	Common Stock				CRA International, Inc. Shareholders' Equity
				Accumulated Other Comprehensive Loss
	Shares Issued	Amount	Retained Earnings			Noncontrolling Interest	Total Shareholders' Equity
BALANCE AT DECEMBER 30, 2017	8,297,172	$47,414	$169,390	$(9,896)	$206,908	$321	$207,229
Net income			4,886		4,886		4,886
Foreign currency translation adjustment				1,318	1,318		1,318
Cumulative effect of a change in accounting principle related to ASC 606, net of tax			366		366		366
Exercise of stock options	24,688	535			535		535
Share-based compensation expense		1,292			1,292		1,292
Restricted share vestings	97,722
Redemption of vested employee restricted shares for tax withholding	(35,287)	(1,783)			(1,783)		(1,783)
Shares repurchased	(162,892)	(8,057)			(8,057)		(8,057)
Accrued dividends on unvested shares			10		10		10
Cash paid on dividend equivalents			(98)		(98)		(98)
Cash dividends paid to stockholders			(1,423)		(1,423)		(1,423)

BALANCE AT MARCH 31, 2018	8,221,403	$39,401	$173,131	$(8,578)	$203,954	$321	$204,275

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

2. Basis of Presentation and Estimates

        The accompanying unaudited condensed consolidated financial statements reflect the results of operations, financial position, cash flows, and stockholders' equity as of and for the quarters ending March 31, 2018 and April 1, 2017, respectively. These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for Quarterly Reports on Form 10-Q. Accordingly, these financial statements do not include all the information and note disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for annual financial statements. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair statement of CRA's results of operations, financial position, cash flows, and stockholders' equity for the interim periods presented in conformity with GAAP. Results of operations for the interim periods presented herein are not necessarily indicative of results of operations for a full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 30, 2017 included in our Annual Report on Form 10-K filed with the SEC on March 12, 2018.

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

3. Principles of Consolidation

        The condensed consolidated financial statements include the accounts of CRA and its wholly owned subsidiaries. In addition, as more fully explained below, the condensed consolidated financial statements include CRA's interest in GNU123 Liquidating Corporation ("GNU", formerly known as

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. Principles of Consolidation (Continued)

NeuCo, Inc). All significant intercompany transactions and accounts have been eliminated in consolidation.

        CRA's ownership interest in GNU was 55.89% for all periods presented. GNU's financial results have been consolidated with CRA, and the portion of GNU's results allocable to its other owners is shown as "noncontrolling interest."

        On April 13, 2016, a buyer acquired substantially all the business assets and assumed substantially all the liabilities of GNU for a purchase price of $1.35 million. Of this amount, $1.1 million was received at closing, with the remaining $0.25 million payable on or after April 13, 2017, subject to contingencies, as outlined in the asset purchase agreement, which remaining amount was paid in full on May 3, 2017. GNU recognized a gain on sale of its business assets of $0.25 million during the second quarter of fiscal 2017, of which $0.14 million is attributed to CRA, and received $3.8 million during the second quarter of fiscal 2016, of which $2.1 million is attributed to CRA. GNU was dissolved on December 15, 2017. Subsequent to the dissolution, CRA received a partial distribution of $0.6 million in accordance with the asset purchase agreement. The final distribution is expected to be received during fiscal 2018.

4. Recent Accounting Standards Adopted

Revenue from Contracts with Customers

        CRA adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASC 606) on December 31, 2017, using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605, Revenue Recognition (ASC 605). The cumulative effect of applying ASC 606 to all contracts with customers that were not completed as of December 30, 2017 amounted to $0.4 million. The cumulative effect adjustment resulted in an increase to CRA's opening balance of retained earnings of $0.4 million, net of tax. Prior periods were not retrospectively adjusted.

Statement of Cash Flows (Topic 230): Restricted Cash

        CRA adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"). ASU 2016-18 amends ASC 230 to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. The new standard requires cash and cash equivalents balances on the statement of cash flows to include restricted cash and cash equivalent balances. ASU 2016-18 requires the registrant to provide appropriate disclosures about its accounting policies pertaining to restricted cash in accordance with GAAP. Additionally, changes in restricted cash and restricted cash equivalents that result from transfers between cash, cash equivalents, and restricted cash and restricted cash equivalents are not to be presented as cash flow activities in the statement of cash flows. The adoption of ASU 2016-18 did not have a material impact on CRA's financial position, results of operations, cash flows, or disclosures.

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. Recent Accounting Standards Adopted (Continued)

Business Combinations (Topic 805): Clarifying the Definition of a Business

        CRA adopted ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01"). ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist companies and other reporting organizations with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the amendments, a business is an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return in the form of dividends, lower costs, or other economic benefits directly to investors or other owners, members, or participants. The adoption of ASU 2017-01 did not have a material impact on CRA's financial position, results of operations, cash flows, or disclosures.

Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

        CRA adopted ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplifies the subsequent measurement of goodwill, and eliminates Step 2 from the goodwill impairment test. Under the amendments, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The amendment also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. The adoption of ASU 2017-04 did not have a material impact on CRA's financial position, results of operations, cash flows, or disclosures.

Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting

        CRA adopted ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"). ASU 2017-09 updates guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Under the amendments, an entity should account for the effects of a modification unless all the following conditions are met. First, the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. Second, the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified. Third, the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. Recent Accounting Standards Adopted (Continued)

original award is modified. The adoption of ASU 2017-09 did not have a material impact on CRA's financial position, results of operations, cash flows, or disclosures.

Staff Accounting Bulletin No. 118 (SAB 118)

        On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118, "Income Tax Accounting Implications of the Tax Cuts and Jobs Act" ("SAB 118"), to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act (the "Tax Act"). SAB 118 summarizes a three-step process to be applied at each reporting period to account for and disclose: (1) the effects of the change in tax law for which accounting is complete; (2) provisional amounts (or adjustments to provisional amounts) for the effects of the change in tax law where accounting is not complete, but a reasonable estimate has been determined; and (3) current or deferred tax amounts reflected in accordance with law prior to the enactment of the change in tax law because the accounting of the effects of the change in tax law are not complete and a reasonable estimate has not been determined, together with qualitative disclosure of the effects of the changes in tax law for which the accounting is not compete, the reason why the accounting is not complete, and the additional information that is needed to be obtained, prepared or analyzed in order to complete the accounting. Because the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, CRA considers the accounting of deferred tax remeasurements and other items to be incomplete due to the forthcoming guidance and its ongoing analysis of final year-end data and tax positions. Adjustments to these preliminary amounts identified during the measurement period, as defined, will be included as an adjustment to tax expense from continuing operations in the period the amounts are determined. CRA believes that it has made a good faith effort to complete the accounting under ASC 740 with respect to the Tax Act. SAB 118 provides that the measurement period is complete when a company's accounting is complete and in no circumstances, should the measurement period extend beyond one year from the enactment date of the applicable change in tax law.

5. Recent Accounting Standards Not Yet Adopted

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

6. Business Acquisitions

        On January 31, 2017, CRA acquired C1 Consulting LLC, an independent consulting firm, and its wholly-owned subsidiary C1 Associates (collectively, "C1") for initial consideration comprised of cash and CRA restricted common stock. The asset purchase agreement provided for additional purchase consideration to be paid for up to four years following the transaction in the form of an earnout, if specific performance targets are met. These earnout payments are payable in cash and CRA restricted common stock. The fair value of this obligation was measured as of the acquisition date and accounted for as a component of the purchase consideration, any adjustments to this initial valuation in future accounting periods will be reported as an adjustment to net income. The purchase price allocation resulted in the recognition of goodwill of $13.0 million and amortizable intangible assets of $8.5 million and contingent consideration liability of $2.4 million.

7. Cash and Cash Equivalents

        Cash equivalents consist principally of money market funds with maturities of three months or less when purchased. As of March 31, 2018, a substantial portion of CRA's cash accounts was concentrated at a single financial institution, which potentially exposes CRA to credit risks. The financial institution has a short-term credit rating of A-2 by Standard & Poor's ratings services. CRA has not experienced any losses related to such accounts. CRA does not believe that there is significant risk of non-performance by the financial institution, and its cash on deposit is fully liquid. CRA continually monitors the credit ratings of the institution.

8. Foreign Currency

        Results of operations for our non-U.S. subsidiaries are translated from the designated functional currency to the reporting currency of the U.S. dollar. Revenues and expenses are translated at average exchange rates for each month, while assets and liabilities are translated at balance sheet date exchange rates. Resulting net translation adjustments are recorded as a component of stockholders' equity in "Accumulated other comprehensive income (loss)."

        Transaction gains and losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in "Foreign currency translation adjustments" on the Condensed Consolidated Statements of Comprehensive Income. Such transaction gains and losses may be realized or unrealized depending upon whether the transaction settled during the period or remains outstanding at the balance sheet date.

9. Fair Value of Financial Instruments

        Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 measurement), then priority to quoted prices for similar instruments in active markets, quoted prices

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. Fair Value of Financial Instruments (Continued)

for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market (Level 2 measurement), then the lowest priority to unobservable inputs (Level 3 measurement).

        The following table shows CRA's financial instruments as of March 31, 2018 and December 30, 2017 that are measured and recorded in the financial statements at fair value on a recurring basis (in thousands):

	March 31, 2018
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Assets:
Money market funds	$24	$—	$—

Total Assets	$24	$—	$—

Liabilities:
Contingent consideration liability	$—	$—	$5,030

Total Liabilities	$—	$—	$5,030

	December 30, 2017
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Assets:
Money market funds	$5,006	$—	$—

Total Assets	$5,006	$—	$—

Liabilities:
Contingent consideration liability	$—	$—	$5,137

Total Liabilities	$—	$—	$5,137

        The fair values of CRA's money market funds are based on quotes received from third-party banks.

        The contingent consideration liabilities in the tables above are for estimated future contingent consideration payments related to prior acquisitions. The fair value measurement of this liability is based on significant inputs not observed in the market and thus represents a Level 3 measurement. The significant unobservable inputs used in the fair value measurements of this contingent consideration liability are CRA's measures of the estimated payouts based on internally generated financial projections and discount rates. The fair value of the contingent consideration liability is reassessed on a quarterly basis by CRA using additional information as it becomes available and any change in the fair value estimate is recorded in the earnings of that period.

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. Fair Value of Financial Instruments (Continued)

        The following table summarizes the changes in the contingent consideration liability over the fiscal quarter ended March 31, 2018 and the fiscal year ended December 30, 2017 (in thousands):

	March 31, 2018	December 30, 2017
Beginning balance	$5,137	$549
Acquisitions	—	2,357
Remeasurement of acquisition-related contingent consideration	(264)	1,155
Accretion	157	1,328
Payments	—	(299)
Effects of foreign currency translation	—	47

Ending balance	$5,030	$5,137

10. Forgivable Loans

        Forgivable loan activity for the fiscal quarter ended March 31, 2018 and the fiscal year ended December 30, 2017 is as follows (in thousands):

	March 31, 2018	December 30, 2017
Beginning balance	$28,628	$33,962
Advances	23,028	11,672
Repayments	(3,333)	(2,135)
Reclassification to other assets	—	(1,100)
Amortization	(3,552)	(14,155)
Effects of foreign currency translation	22	384

Ending balance	$44,793	$28,628

Current portion of forgivable loans	$6,651	$5,540

Non-current portion of forgivable loans	$38,142	$23,088

11. Goodwill and Intangible Assets

        The changes in the carrying amount of goodwill during the fiscal quarter ended March 31, 2018, is as follows (in thousands):

	Goodwill, gross	Accumulated impairment losses	Goodwill, net
Balance at December 30, 2017	$165,417	$(76,417)	$89,000
Effect of foreign currency translation	527	—	527

Balance at March 31, 2018	$165,944	$(76,417)	$89,527

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. Goodwill and Intangible Assets (Continued)

        Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives. There were no impairment losses related to intangible assets during the first quarter of fiscal 2018 or the first quarter of fiscal 2017.

        The components of acquired identifiable intangible assets are as follows (in thousands):

	March 31, 2018	December 30, 2017
Non-competition agreements, net of accumulated amortization of $490 and $464, respectively	$233	$260
Customer relationships, net of accumulated amortization of $3,472 and $3,172, respectively	8,648	8,948

Total, net of accumulated amortization of $3,962 and $3,636, respectively	$8,881	$9,208

12. Accrued Expenses

        Accrued expenses consist of the following (in thousands):

	March 31, 2018	December 30, 2017
Compensation and related expenses	$51,346	$80,105
Income taxes payable	275	153
Other	15,917	14,315

Total	$67,538	$94,573

        As of March 31, 2018 and December 30, 2017, approximately $29.0 million and $63.8 million, respectively, of accrued bonuses were included above in "Compensation and related expenses".

13. Credit Agreement

        CRA is party to a credit agreement that provides CRA with a $125.0 million revolving credit facility and a $15.0 million sublimit for the issuance of letters of credit. CRA may use the proceeds of the revolving credit facility to provide working capital and for other general corporate purposes. CRA may repay any borrowings under the revolving credit facility at any time, but no later than October 24, 2022. There were $10.0 million in borrowings outstanding under this revolving credit facility as of March 31, 2018. There were no outstanding borrowings on this facility as of December 30, 2017.

        As of March 31, 2018, the amount available under this revolving credit facility was reduced by certain letters of credit outstanding, which amounted to $3.6 million. Under the credit agreement, CRA must comply with various financial and non-financial covenants. Compliance with these financial covenants is tested on a fiscal quarterly basis. As of March 31, 2018 and December 30, 2017, CRA was in compliance with the covenants of its credit agreement.

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

14. Revenue Recognition

        CRA offers consulting services in two broad areas: litigation, regulatory, and financial consulting and management consulting. Together, these two service areas comprised all of CRA's consolidated revenues during the fiscal quarter ended March 31, 2018. CRA recognizes all project revenue on a gross basis based on consideration of the criteria set forth in ASC Topic 606-10-55, Principal versus Agent Considerations.

        CRA evaluates its revenue contracts with customers based on the five-step model under ASC 606: (1) Identify the contract with the customer; (2) Identify the performance obligations in the contract; (3) Determine the transaction price; (4) Allocate the transaction price to separate performance obligations; and (5) Recognize revenue when (or as) each performance obligation is satisfied. CRA evaluates its contracts for legal enforceability at contract inception and subsequently throughout the CRA's relationship with its customers. If legal enforceability with regards to the rights and obligations exist for both CRA and the customer, then CRA has an enforceable contract and revenue recognition is permitted subject to the satisfaction of the other criteria. If, at the outset of an arrangement, CRA determines that a contract with enforceable rights and obligations does not exist, revenues are deferred until all criteria for an enforceable contract are met.

        Revenue is recognized when, or as, obligations under the terms of a contract are satisfied, which occurs when control of the promised consulting services are transferred to customers. Revenue is measured as the amount of consideration CRA expects to receive in exchange for transferring consulting services to a customer ("transaction price"). To the extent the transaction price includes variable consideration, CRA estimates the amount of variable consideration that should be included in the transaction price utilizing the most likely amount to which it expects to be entitled. Variable consideration is included in the transaction price if, in CRA's judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of CRA's anticipated performance and all information (historical, current and forecasted) that is reasonably available. Sales, value add, and other taxes collected on behalf of third parties are excluded from revenue.

        When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, CRA does not assess whether a significant financing component exists if the period between when it performs its obligations under the contract and when the customer pays is one year or less. None of the CRA's contracts contained a significant financing component as of March 31, 2018.

        If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price based on the estimated relative standalone selling prices of the promised consulting services underlying each performance obligation. CRA determines standalone selling prices based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, CRA estimates the standalone selling price considering all available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

14. Revenue Recognition (Continued)

        Contracts are often modified to account for changes in project scope. Contract modifications exist when the modification either creates new or changes the existing enforceable rights and obligations. Generally, contract modifications for consulting services are not distinct from the existing contract as the modification expands CRA's consulting services and thus are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price and measure of progress for the performance obligation to which it relates is recognized as an adjustment to revenue on a cumulative catch-up basis.

        Consulting services revenue is generally recognized over time as the services are delivered to the customer based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the consulting services to be provided. Depending on which better depicts the transfer of value to the customer, CRA generally measures its progress using either right-to-invoice for time and materials projects, or cost-to-cost for fixed-price projects. CRA uses the right-to-invoice measure of progress when it has a right to invoice the customer for an amount that corresponds directly with the value to the customer of its performance to date. Under the right-to-invoice measure of progress, revenues are recorded equal to the amount CRA could invoice the customer. CRA uses the cost-to-cost measure of progress when it best depicts the transfer of value to the customer which occurs as it incurs costs on its contract. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues are recorded proportionally as costs are incurred.

Consulting Services Revenues

        The contracts CRA enters into and operates under specify whether the engagements are billed on a time-and-materials or a fixed-price basis. Most of CRA's revenue is derived from time-and-materials service contracts. Revenues from time-and-materials service contracts are recognized as services are provided based upon hours worked and contractually agreed-upon hourly rates, as well as indirect fees based upon hours worked. Revenues from a majority of CRA's fixed-price engagements are recognized on a proportional performance method based on the ratio of costs incurred (input method), substantially all of which are labor-related, to the total estimated project costs. In general, project costs are classified in costs of services and are based on the direct salary of our employee consultants on the engagement plus all direct expenses incurred to complete the engagement, including any amounts billed to CRA by its non-employee experts.

Disaggregation of Revenue

        The following table disaggregates CRA's revenue by major business line and timing of transfer of its consulting services. Refer to Note 12 to CRA's consolidated financial statements included in the

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

14. Revenue Recognition (Continued)

annual report on Form 10-K for fiscal 2017, which was filed with the SEC on March 12, 2018, for further detail on revenues by geographical location (in thousands).

	Fiscal Quarter Ended
	March 31, 2018	April 1, 2017(1)
Type of Contract
Consulting services revenues
Fixed Price	$20,714	$18,774
Time-and-materials	78,762	69,397

Total	$99,476	$88,171

	Fiscal Quarter Ended
	March 31, 2018	April 1, 2017(1)
Geographic Breakdown
Consulting services revenues
United States	$76,860	$72,628
United Kingdom	17,505	10,542
Other	5,111	5,001

Total	$99,476	$88,171

(1)
As noted above, prior period amounts have not been adjusted under the modified retrospective method.

Reserves for Variable Consideration and Credit Risk

        Revenues from our consulting services are recorded at the net sales price, or transaction price, which includes estimates of variable consideration for which reserves are established and result from price concessions that are extended to our customers. These reserves on the variable consideration components subject to constraint are classified as reductions of accounts receivable. These calculated estimates take into consideration CRA's historical experiences of prior period revenues which were subsequently reversed due to these price concessions. Overall, these reserves reflect CRA's best estimates of the amount of consideration to which it is entitled based on the terms of its contracts with its customers. The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from its estimates. If actual results in the future vary from the its estimates, CRA adjusts these estimates, which would affect net revenue and earnings in the period such variances become known.

        CRA's billed and unbilled receivables consist of receivables from a broad range of clients in a variety of industries located throughout the U.S. and in other countries. CRA performs a credit evaluation of its clients to minimize its collectability risk. Periodically, CRA will require advance

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

14. Revenue Recognition (Continued)

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

        Generally, accounts and unbilled receivables allowances are recorded as a reduction to revenues. During the first quarter of 2018, $0.3 million was recorded as a bad debt expense and reported as a component of selling, general and administrative expenses related to credit-related losses.

        Revenues also include reimbursable expenses, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. Reimbursable expenses are as follows (in thousands):

	Fiscal Quarter Ended
	March 31, 2018	April 1, 2017
Reimbursable expenses	$11,229	$9,140

        CRA collects goods and services and value added taxes from customers and records these amounts on a net basis, which is within the scope of ASC Topic 606-10-55, Principal versus Agent Considerations.

Transaction Price Allocated to Future Performance Obligations

        ASC 606 requires that CRA disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of March 31, 2018. The guidance provides certain practical expedients that limit this requirement for (1) contracts with an original expected length of one year or less and (ii) contracts for which revenue is recognized at the amount to which CRA has the right to invoice for consulting services performed. Given the nature of its business, CRA does not disclose the value of unsatisfied performance obligations as the practical expedients apply to its unsatisfied performance obligations as of March 31, 2018.

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

14. Revenue Recognition (Continued)

Contract Balances from Contracts with Customers

        The following table presents changes in CRA's contract assets and contract liabilities during the fiscal quarter ended March 31, 2018 (in thousands):

Fiscal Quarter Ended March 31, 2018	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract assets:
Accounts receivable	$87,181	$97,956	$100,721	$84,416
Allowance for doubtful accounts	7,378	1,031	1,497	6,912

Accounts receivable, net of allowances	$79,803	$96,925	$99,224	$77,504

Unbilled services	$35,276	$148,308	$138,238	$45,346
Unbilled receivables allowance	1,746	1,583	670	2,659

Unbilled services, net of allowances	$33,530	$146,725	$137,568	$42,687

Contract liabilities:
Deferred revenue	$6,896	$15,301	$17,399	$4,798

        During the fiscal quarter ended March 31, 2018, CRA recognized the following revenue as a result of changes in the contract asset and the contract liability balances (in thousands):

March 31, 2018
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$2,858
Performance obligations satisfied in previous periods	$2,135

        The timing of revenue recognition, billings and cash collections results in billed receivables, contract assets and contract liabilities on the condensed consolidated balance sheets.

        When consideration is received, or such consideration is unconditionally due from a customer prior to transferring consulting services to the customer under the terms of a contract, a contract liability is recorded. Contract liabilities are recognized as revenue after control of the consulting services are transferred to the customer and all revenue recognition criteria have been met.

Costs to Obtain or Fulfill a Customer Contract

        Prior to the adoption of ASC 606, CRA expensed bonuses paid to its employees. Under ASC 606, bonuses are not linked or paid based on specific contract billings or revenues and therefore do not represent incremental costs of obtaining a contract with a customer. Furthermore, even if the bonuses paid were incremental, the practical expedient in paragraph 340-40-25-4 would apply, allowing for incremental costs of obtaining contracts to be expensed as incurred if the amortization period of the assets that it otherwise would have recognized is one year or less. As such, these costs are included in both cost of services and selling, general, and administrative expenses.

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

15. Net Income per Share

        CRA calculates basic and diluted earnings per common share using the two-class method. Under the two-class method, net earnings are allocated to each class of common stock and participating security as if all the net earnings for the period had been distributed. CRA's participating securities consist of unvested share-based payment awards that contain a nonforfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common shareholders. Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares as of the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards. Net earnings allocable to these participating securities were not significant for the first quarter of fiscal 2018 or fiscal 2017.

        The following table presents a reconciliation from net income to the net income available to common shareholders (in thousands):

	March 31, 2018	April 1, 2017
Net income, as reported	$4,886	$2,853
Less: net income attributable to participating shares	29	20

Net income available to common shareholders	$4,857	$2,833

        The following presents a reconciliation of basic to diluted weighted average shares of common stock outstanding (in thousands):

	March 31, 2018	April 1, 2017
Basic weighted average shares outstanding	8,285	8,419
Stock options and restricted stock units	295	202

Diluted weighted average shares outstanding	8,580	8,621

        For the first quarter ended March 31, 2018, the anti-dilutive share based awards that were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding amounted to 5,689 shares. For the first quarter ended April 1, 2017, the anti-dilutive share based awards that were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding amounted to 8,234 shares. These share-based awards each period were anti-dilutive because their exercise price exceeded the average market price over the respective period.

        On May 3, 2017 and February 15, 2018, CRA announced its Board of Directors authorized the repurchase of up to an additional $20.0 million and $20.0 million, respectively, of CRA's common stock. Repurchases under these programs are discretionary and CRA may make such purchases under any of these programs in the open market (including under any Rule 10b5-1 plan adopted by CRA) or in privately negotiated transactions, in each case in accordance with applicable insider trading and other securities laws and regulations. CRA records the retirement of its repurchased shares as a reduction to common stock. During the first quarter ended March 31, 2018, CRA repurchased and retired 162,892

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

15. Net Income per Share (Continued)

shares under these share repurchase programs at an average price per share of $51.13 and in the first quarter ended April 1, 2017, there were no shares repurchased or retired under these share repurchase programs. As of March 31, 2018, there was approximately $21.2 million available for future repurchases under these programs.

16. Income Taxes

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

        SAB 118 summarizes a three-step process to be applied at each reporting period to account for and disclose: (1) the effects of the change in tax law for which accounting is complete; (2) provisional amounts (or adjustments to provisional amounts) for the effects of the change in tax law where accounting is not complete, but a reasonable estimate has been determined; and (3) current or deferred tax amounts reflected in accordance with law prior to the enactment of the change in tax law because the accounting of the effects of the change in tax law are not complete and a reasonable estimate has not been determined, together with qualitative disclosure of the effects of the changes in tax law for which the accounting is not compete, the reason why the accounting is not complete, and the additional information that is needed to be obtained, prepared or analyzed in order to complete the accounting. CRA is applying the guidance in SAB 118 when accounting for the enactment-date effects of the Tax Act. As of March 31, 2018, CRA has not completed its accounting for all the tax effects of the Tax Act; however, in certain cases, as described below, aspects of accounting are complete. Additionally, CRA has made a reasonable estimate of other effects. As further discussed below, during the three-month period ended March 31, 2018, CRA recognized an adjustment of $53,000 to the provisional amounts recorded at December 30, 2017 and included this adjustment as a component of income tax expense from continuing operations. In all cases, CRA will continue to make and refine its calculations as

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

16. Income Taxes (Continued)

additional analysis is completed. CRA's estimates may also be affected as it gains a more thorough understanding of the tax law. These changes could be material to income tax expense.

        Deferred tax assets and liabilities: CRA remeasured its U.S. related deferred tax assets and liabilities based on the expected rates at which they may reverse in the future, which is generally 21%. CRA recorded a provisional amount of $3.6 million as of December 30, 2017 related to the remeasurement of its deferred tax balances. Upon refinement of its calculations during the three months ended March 31, 2018, CRA adjusted its provisional amount by $53,000, which is included as a component of income tax expense from continuing operations. CRA will continue to analyze and refine its calculations related to the measurement of our deferred tax balances.

Foreign Tax Effects

        The Tax Act includes a one-time mandatory repatriation transition tax on the net accumulated earnings and profits of a U.S. taxpayer's foreign subsidiaries. At December 30, 2017, CRA did not record any transition tax liability as it believes it is in an accumulated deficit position with respect to its foreign subsidiaries based on its E&P analysis. CRA considers its accounting for the transition tax to be complete.

        The Tax Act subjects a US shareholder to current tax on global intangible low-taxed income ("GILTI") earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI resulting from those items in the year the tax is incurred. Given the complexity of the GILTI provisions, we are still evaluating the effects of the GILTI provisions and have not yet determined our accounting policy. At March 31, 2018, because we are still evaluating the GILTI provisions and our analysis of future taxable income that is subject to GILTI, we have included GILTI related to current-year operations only in our estimated annual effective tax rate ("EAETR") and have not provided additional GILTI on deferred items.

        The Tax Act allows US Corporations to take a deduction related to its foreign-derived intangible income ("FDII") produced in the US. CRA expects to be able to take FDII deduction for the year ended December 29, 2018. CRA has made sufficient progress in its calculations to reasonably estimate the effect on its estimated annual effective tax rate but will continue to refine its calculations, which may result in changes to this amount.

        CRA's effective income tax rates were 17.5% and 38.6% for the first quarters of fiscal 2018 and fiscal 2017, respectively. The effective tax rate for the first quarter of fiscal 2018 was lower than the prior year primarily due to a lower statutory US corporate tax rate of 21% as well as an increased tax benefit on stock-based compensation related to the adoption of ASU 2016-09, partially offset by higher non-deductible items as a result of the Tax Act, including limitations on the deductibility of compensation paid to executive officers, and limitations on the deductibility of meals and entertainment. The effective tax rate in the first quarter of fiscal 2018 was lower than the combined federal and state statutory tax rate primarily due to the tax benefit on stock-based compensation related to the adoption of ASU 2016-09, partially offset by non-deductible items referenced above as a

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

16. Income Taxes (Continued)

result of the Tax Act. The effective tax rate in the first quarter of fiscal 2017 was lower than the combined federal and state statutory tax rate due to a favorable geographical mix of earnings.

        CRA has not provided for deferred income taxes or foreign withholding taxes on undistributed earnings and other basis differences that may exist from its foreign subsidiaries as of March 31, 2018 because such earnings are considered to be indefinitely reinvested. CRA does not rely on these unremitted earnings as a source of funds for its domestic business as it expects to have sufficient cash flow in the U.S. to fund its U.S. operational and strategic needs. If CRA were to repatriate its foreign earnings that are indefinitely reinvested, it would accrue substantially no additional tax expense.

17. Contingencies

        CRA is subject to legal actions arising in the ordinary course of business. In management's opinion, CRA believes it has adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions. CRA does not believe any settlement or judgment relating to any pending legal action would materially affect its financial position or results of operations.

18. Correction

        During the first quarter, CRA discovered the December 30, 2017 balances of deferred compensation and other non-current liabilities of $20,656 thousand and deferred rent and facility-related non-current liabilities of $11,526 thousand had been transposed. These immaterial offsetting errors had a net effect of $0 on non-current liabilities and total liabilities and have been revised as follows in the presentation of the December 30, 2017 balance sheet in this quarterly report on Form 10-Q (in thousands):

	As previously reported	As revised
Deferred compensation and other non-current liabilities	$20,656	$11,526
Deferred rent and facility-related non-current liabilities	11,526	20,656

19. Subsequent Events

        On April 26, 2018, CRA's Board of Directors declared a quarterly cash dividend of $0.17 per share of CRA's common stock, payable on June 15, 2018 to shareholders of record as of May 29, 2018.

        During the month of April 2018, CRA made borrowings of $13.0 million in the U.S. and £5.0 million in the U.K. on its existing revolving line of credit to fund operations. These borrowings are expected to be repaid over the next twelve months in accordance with the terms of the agreement.

        During the month of April 2018, CRA repurchased and retired 215,585 shares under its share repurchase program at an average price per share of $55.99. As of May 8, 2018, there was approximately $9.1 million available for future repurchases under this program.

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

        Apart from the additional revenue recognition accounting policy included below, we have described our significant accounting policies in Note 1 to our consolidated financial statements included in our annual report on Form 10-K for fiscal 2017, which was filed with the SEC on March 12, 2018. We have reviewed our accounting policies, identifying those that we believe to be critical to the preparation and understanding of our consolidated financial statements in the list set forth below. See the disclosure under the heading "Critical Accounting Policies" in Item 7 of Part II of our Annual Report on Form 10-K for fiscal 2017 for a detailed description of these policies and their potential effects on our results of operations and financial condition.

  •
  Revenue recognition and allowances for accounts receivable and unbilled services

  •
  Share-based compensation expense

  •
  Deferred compensation

  •
  Valuation of goodwill and other intangible assets

  •
  Accounting for income taxes

        Except for the adoption of ASC 606, we did not adopt any changes in the fiscal quarter ended March 31, 2018 that had a material effect on these critical accounting policies, nor did we make any changes to our accounting policies in the fiscal quarter ended March 31, 2018 that changed these critical accounting policies.

Revenue from Contracts with Customers

        We adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASC 606) on January 1, 2018, using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605, Revenue Recognition (ASC 605). The cumulative effect of applying ASC 606 to all contracts with customers that were not completed as of December 30, 2017 amounted to $0.4 million. The cumulative effect adjustment will result in an increase to our opening balance of retained earnings of $0.4 million, net of tax. Prior periods will not be retrospectively adjusted. See Note 14 of the consolidated condensed financial statements for a complete description of our accounting policy.

Recent Accounting Standards

        See Note 5 to our condensed consolidated financial statements included in this quarterly report on Form 10-Q for a discussion of recent accounting standards that we have not yet adopted. Additionally, Note 5 should be read in conjunction with the disclosure under the heading "Recent Accounting Standards" contained in Note 1 of the consolidated financial statements and the notes contained in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017.

Results of Operations—For the Fiscal Quarter Ended March 31, 2018 Compared to the Fiscal Quarter Ended April 1, 2017

        The following table provides operating information as a percentage of revenues for the periods indicated:

	Fiscal Quarter Ended
	March 31, 2018	April 1, 2017
Revenues	100.0%	100.0%
Costs of services (exclusive of depreciation and amortization	69.8	71.0
Selling, general and administrative expenses	21.8	21.2
Depreciation and amortization	2.2	2.2

Income from operations	6.2	5.6
Other expense, net	(0.3)	(0.3)

Income before provision for income taxes	6.0	5.2
Provision for income taxes	1.0	2.0

Net income	4.9	3.2
Net loss attributable to noncontrolling interest, net of tax	0.0	0.0

Net income attributable to CRA International, Inc.	4.9%	3.2%

Fiscal Quarter Ended March 31, 2018 Compared to the Fiscal Quarter Ended April 1, 2017

        Revenues.    Revenues increased by $11.3 million, or 12.8%, to $99.5 million for the first quarter of fiscal 2018 from $88.2 million for the first quarter of fiscal 2017. The increase in net revenue was a result of an increase in gross revenues of $12.3 million as compared to the first quarter of fiscal 2017, while write-offs and reserves increased by $1.0 million compared to the first quarter of 2017. Utilization increased to 73% for the first quarter of fiscal 2018 from 72% for the first quarter of fiscal 2017, while consultant headcount grew modestly from 627 at the end of the first quarter of fiscal 2017 to 647 at the end of the first quarter of fiscal 2018. We benefited from a full quarter of productivity from the consultant employees that joined us from C1 in February 2017. Client service hours increased by 6.8% for the first quarter 2018 when compared to the first quarter 2017.

        Overall, revenues outside of the U.S. represented approximately 23% of total revenues for the first quarter of fiscal 2018 compared with approximately 18% of total revenues for the first quarter of fiscal 2017. Revenues derived from fixed-price engagements increased to 21% of total revenues for the first quarter of fiscal 2018 compared with 19% of total revenues for the first quarter of fiscal 2017. These percentages of revenue derived from fixed-price engagements depend largely on the proportion of our revenues derived from our management consulting business, which typically has a higher concentration of fixed-price service contracts.

        Costs of Services.    Costs of services increased by $6.8 million, or 10.9%, to $69.4 million for the first quarter of fiscal 2018 from $62.6 million for the first quarter of fiscal 2017. The increase in costs of services was due primarily to an increase of $2.9 million in employee compensation and fringe benefit costs attributable to salaries and benefits associated with our increased consulting headcount, and an increase in incentive and retention compensation costs of $2.5 million, offset by a decrease in forgivable loan amortization of $0.3 million and in contingent consideration valuation of $0.3 million. Additionally, client reimbursable expenses increased by $2.1 million in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. As a percentage of revenues, costs of services decreased to 69.8% for the first quarter of fiscal 2018 from 71.0% for the first quarter of fiscal 2017.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by $3.0 million, or 16.0%, to $21.7 million for the first quarter of fiscal 2018 from $18.7 million for the first quarter of fiscal 2017. A significant contributor to this increase was a $0.5 million increase in employee and incentive compensation, a $1.7 million increase in rent expense due to $0.6 million related to net costs related to a lease recapture and increased rent due to additional space in our New York, San Francisco, Chicago and London offices, as well as an increase in commissions to our nonemployee experts of $0.3 million for the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017, as a higher percentage of our revenue for the quarter was sourced by our nonemployee experts.

        As a percentage of revenues, selling, general and administrative expenses increased slightly to 21.8% for the first quarter of fiscal 2018 from 21.2% for the first quarter of fiscal 2017 due primarily to the aforementioned increase in selling, general and administrative expenses somewhat offset by the effect of an increase in revenues in the first quarter of fiscal 2018 as compared with the first quarter of fiscal 2017. Commissions to our nonemployee experts decreased slightly to 3.0% of revenues for the first quarter of fiscal 2018 compared to 3.1% of revenues for the first quarter of fiscal 2017.

        Provision for Income Taxes.    The income tax provision was $1.0 million and the effective tax rate was 17.5% for the first quarter of fiscal 2018 compared to $1.8 million and 38.6% for the first quarters of fiscal 2017. The effective tax rate for the first quarter of fiscal 2018 was lower than the prior year primarily due to a lower statutory US corporate tax rate of 21% as well as higher tax benefit on stock-based compensation related to the adoption of ASU 2016-09, partially offset by higher non-deductible items as a result of the Tax Act in the first quarter of fiscal 2018. The effective tax rate in the first quarter of fiscal 2018 was lower than the combined federal and state statutory tax rate due to a favorable geographical mix of earnings as well as tax benefit on stock-based compensation related to the adoption of ASU 2016-09, partially offset by non-deductible items. The effective tax rate in the first quarter of fiscal 2017 was lower than the combined federal and state statutory tax rate due to a favorable geographical mix of earnings.

        Net Income Attributable to CRA International, Inc.    Net income attributable to CRA International, Inc. increased by $2.0 million to $4.9 million for the first quarter of fiscal 2018 from $2.9 million for the first quarter of fiscal 2017. The net income per diluted share was $0.57 per share for the first quarter of fiscal 2018, compared to $0.33 of net income per diluted share for the first quarter of fiscal 2017. Weighted average diluted shares outstanding decreased by approximately 41,000 shares to approximately 8,580,000 shares for the first quarter of fiscal 2018 from approximately 8,621,000 shares for the first quarter of fiscal 2017. The decrease in weighted average diluted shares outstanding was primarily due to the full benefit from the share repurchases of common stock in the remainder of fiscal 2017, offset in part by an increase as a result of shares of restricted stock and time-vesting restricted stock units that have vested or that have been issued as part of the long-term incentive plan or C1 acquisition, and stock options that have been exercised, since the first quarter of fiscal 2017.

Liquidity and Capital Resources

        We believe that our current cash, cash equivalents, cash generated from operations, and amounts available under our bank revolving line of credit will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

        General.    In the fiscal quarter ended March 31,2018, cash and cash equivalents decreased by $43.2 million. We completed the period with cash and cash equivalents of $10.9 million and working capital (defined as current assets less current liabilities) of $44.2 million. The principal drivers of the reduction of cash was payment of a significant portion of our fiscal 2017 performance bonuses in the first quarter of 2018, the repurchase of shares, the funding of forgivable loans and the buildout costs of our Chicago and London offices.

        Of the total cash and cash equivalents of $10.9 million at March 31, 2018, $2.1 million was held within the U.S. We have sufficient sources of liquidity in the U.S., including cash from operations and availability on our revolving line of credit, to fund U.S. activities. At March 31, 2018, we had outstanding borrowings on the revolving line of credit of $10.0 million, which is expected to be paid within twelve months of borrowings.

        Sources and Uses of Cash.    During the fiscal quarter ended March 31, 2018, net cash used in operating activities was $40.5 million. Net income was $4.9 million for the fiscal quarter ended March 31, 2018. The primary factor in cash used in operations was the decrease in the "accounts payable, accrued expenses, and other liabilities" line item of the cash flow statement of $31.1 million due to the payment of a significant portion of our fiscal 2017 performance bonuses during the first quarter of fiscal 2018. Other uses of cash included an increase of $8.9 million in unbilled receivables. Offsetting these uses of cash was a $1.0 million decrease in the prepaid expenses and other current assets, and other assets and a $3.6 million decrease in the accounts receivable, net. Cash provided by operations included non-cash items including depreciation and amortization expense of $2.2 million and share-based compensation expenses of $1.3 million. The change in forgivable loans for the period of $16.0 million was primarily driven by $19.7 million of forgivable loan issuances, net of repayments, offset by $3.6 million of forgivable loan amortization.

        During the fiscal quarter ended March 31, 2018, net cash used in investing activities was $3.2 million for capital expenditures.

        Net cash from financing activities during the first quarter of fiscal 2018 was neutral, primarily as a result of borrowings under the line of credit of $10.0 million and $0.5 million received upon the issuance of shares of common stock related to the exercise of stock options. Offsetting these increases in cash was the tax withholding payments reimbursed by restricted shares of $1.8 million, payment of $1.5 million cash dividend to shareholders and $7.2 million repurchases of common stock.

  Indebtedness

        We are party to a credit agreement that provides us with a $125.0 million revolving credit facility and a $15.0 million sublimit for the issuance of letters of credit. We may use the proceeds of the revolving credit facility to provide working capital and for other general corporate purposes. Generally, we may repay any borrowings under the revolving credit facility at any time, but must repay all borrowings no later than October 24, 2022. There was $10.0 million in outstanding balances under this revolving line of credit as of March 31, 2018.

        The amount available under this revolving line of credit is reduced by certain letters of credit outstanding, which amounted to $3.6 million as of March 31, 2018. Borrowings under the revolving credit facility bear interest at a rate per annum, at our election, of either (i) the adjusted base rate, as defined in the credit agreement, plus an applicable margin, which varies between 0.25% and 1.25% depending on our total leverage ratio as determined under the credit agreement, or (ii) the adjusted eurocurrency rate, as defined in the credit agreement, plus an applicable margin, which varies between 1.25% and 2.25% depending on our total leverage ratio. We are required to pay a fee on the unused portion of the revolving credit facility at a rate per annum that varies between 0.20% and 0.35% depending on our total leverage ratio. Borrowings under the revolving credit facility are secured by 100% of the stock of certain of our U.S. subsidiaries and 65% of the stock of certain of our foreign subsidiaries, which represent approximately $28.9 million in net assets as of March 31, 2018.

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

  Business Acquisitions

        As part of our business, we regularly evaluate opportunities to acquire other consulting firms, practices or groups or other businesses. In recent years, we have typically paid for acquisitions with cash, or a combination of cash and our common stock, and we may continue to do so in the future. To pay for an acquisition, we may use cash on hand, cash generated from our operations, borrowings under our revolving credit facility, or we may pursue other forms of financing. Our ability to secure short-term and long-term debt or equity financing in the future, including our ability to refinance our current senior loan agreement, will depend on several factors, including our future profitability, the levels of our debt and equity, restrictions under our existing revolving line of credit with our bank, and the overall credit and equity market environments. See Note 6 Business Acquisitions to the condensed consolidated financial statements to this Form 10-Q for further details of the C1 acquisition in 2017.

  Share Repurchases

        On May 3, 2017 and February 15, 2018, we announced our Board of Directors approved share repurchase programs of up to $20.0 million, and $20.0 million, respectively, of our common stock. We may repurchase shares under these programs in open market purchases (including through any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. During the fiscal quarter ended March 31, 2018, we repurchased 162,892 shares at an average purchase price of $51.13 per share. During the fiscal quarter ended April 1, 2017, we did not repurchase or retire any shares under these programs. Approximately $21.2 million was available for future repurchases under these programs as of March 31, 2018. We will finance these programs with available cash, cash from future operations and funds from our existing revolving credit facility. We expect to continue repurchasing shares under these programs.

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

  •
  the market prices of our securities.

Contractual Obligations

        On July 28, 2017, we entered into the second amendment to lease an additional 2,422 square feet of office space in New York, New York. The amendment expands the total office space to 44,270 square feet and is set to expire on April 30, 2028. The amendment includes a base rent abatement of approximately $0.2 million and a tenant improvement allowance of approximately $0.2 million, increasing the total base rent abatement to approximately $1.4 million. and the total tenant improvement allowance to approximately $1.6 million. Following an initial rent abatement period, the annual base rent will increase by approximately $0.2 million per year to a total annual base rent of approximately $1.4 million. The annual base rent is subject to annual increases of approximately 8% after five years.

        On February 12, 2018, we entered into an agreement to lease an additional 7,700 square feet of office space in London, UK. The agreement expands the total office space to 30,344 square feet and is set to expire on May 19, 2031. The agreement includes an additional base rent abatement and tenant improvement allowance of approximately £1.2 million, increasing the total rent incentives to approximately £4.7 million. The base rent for the additional space is approximately £0.5 million per year, increasing the total base rent to approximately £2.1 million, and is subject to increases every five years, based on rental market conditions at that time. At the end of the lease, we will be responsible for returning the vacated space to its original condition at our expense.

Factors Affecting Future Performance

        Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q, as well as a description of material risks we face, are set forth under the heading "Risk Factors" included in Part I—Item 1A of our Annual Report on Form 10-K for the year ended December 30, 2017 filed with the SEC on March 12, 2018. If any of these risks, or any risks not presently known to us or that we currently believe are not significant, develops into an actual event, then our business, financial condition, and results of operations could be adversely affected.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

        For information regarding our exposure to certain market risks see "Item 7A. Quantitative and Qualitative Disclosures about Market Risk," in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017.

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. This is done in order to ensure that information we are required to disclose in the reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2018, due to the material weaknesses in internal control over financial reporting related to the inadequate design and execution of controls over non-routine technical accounting matters and information technology general controls ("ITGC") related to program changes to our accounting software. In addition, despite the significant efforts made during the fiscal year ended December 30, 2017 to remediate our previously identified material weaknesses, the material weakness in internal controls over ITGC prevented our ability to remediate the material weaknesses in internal controls over financial reporting in respect of revenue and related reserve processes and compensation-related processes described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2017.

        Notwithstanding these material weaknesses, management has concluded that the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material aspects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Evaluation of Changes in Internal Control over Financial Reporting

        Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, we evaluated whether there were any changes in our internal control over financial reporting during the first quarter of fiscal 2018. Except for the ongoing remediation of the material weaknesses in internal controls over financial reporting noted above pursuant to the plans described in Item 9A of our Annual Reports on Form 10-K for the fiscal years ended December 31, 2016 and December 30, 2017, respectively, there were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during the first quarter of fiscal 2018, except those disclosed below, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

        Beginning December 31, 2017, we implemented ASC 606, Revenue from Contracts with Customers. Although the new revenue standard is not expected to have a material impact on our ongoing net income, we did implement changes to our processes related to revenue recognition and the control activities within them. These included the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering of information provided for disclosures.

Plan for Remediation of Material Weakness

        We are committed to remediating the control deficiencies that gave rise to the material weaknesses described above. Management is responsible for implementing changes and improvements to our internal control over financial reporting and for remediating the control deficiencies that gave rise to these material weaknesses. During fiscal 2018, we have enhanced our system of internal controls over financial reporting with the following actions:

  •
  Maintaining the Special Internal Controls Committee to guide our remediation efforts;

  •
  Establishment of an enhanced program change management policy, process and controls over information technology systems, databases, applications and reports created from certain key systems used in the financial reporting process;

  •
  Continued strengthening of our accounting policies, procedures, controls and formalized documentation of our control policies, in addition to the execution thereof; and

  •
  Engagement of a third party to assist in the design and development of our information technology capabilities; processes and systems.

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

PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings

        None.

ITEM 1A.    Risk Factors

        There has been no material change in any risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 30, 2017 filed with the SEC on March 12, 2018. See "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017 for a complete description of the material risks we face.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        (a)   Not applicable.

        (b)   Not applicable.

        (c)   The following table provides information about our repurchases of shares of our common stock during the fiscal quarter ended March 31, 2018. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the fiscal quarter into three periods of four weeks, four weeks, and five weeks, respectively, to coincide with our reporting periods during the first quarter of fiscal 2018.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
December 31, 2017 to January 27, 2018	—	—	—	$9,493,667
January 28, 2018 to February 24, 2018	31,817	$47.32	30,400	$27,978,623
February 25, 2018 to March 31, 2018	166,362	$51.10	132,492	$21,164,213

(1)
During the four weeks ended February 24, 2018 we accepted 1,417 shares of our common stock as a tax withholding from certain of our employees, in connection with the vesting of shares of restricted stock that occurred during the indicated period, pursuant to the terms of our 2006 equity incentive plan, at the average price of $46.06. During the five weeks ended March 31, 2018 we accepted 33,870 shares of our common stock as a tax withholding from certain of our employees, in connection with the vesting of shares of restricted stock and restricted stock units that occurred during the indicated period, pursuant to the terms of our 2006 equity incentive plan, at the average price per share of $50.98.

(2)
On May 3, 2017 and February 15, 2018, we announced our Board of Directors approved share repurchase programs of up to $20.0 million, and $20.0 million, respectively, of our common stock. We may repurchase shares under any of these programs in open market purchases (including through any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. During the four weeks ended February 24, 2018, we repurchased and retired 30,400 shares under these programs at an average price per share of $49.84. During the five weeks ended March 31, 2018, we repurchased and retired 132,492 shares under these programs at an average price per share of $51.43. Approximately $21.2 million was available for future repurchases under these programs as of March 31, 2018. We expect to continue to repurchase shares under these programs.

ITEM 3.    Defaults Upon Senior Securities

        None.

ITEM 4.    Mine Safety Disclosures

        None.

ITEM 5.    Other Information

        None.

ITEM 6.    EXHIBIT INDEX

Item No.	Description
10.1	Second Amendment to Lease dated July 28, 2017 by and between CRA International, Inc. and 1411 IC-SIC Property LLC
10.2	Lease dated February 12, 2018 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1	Section 1350 certification
101
The following financial statements from CRA International, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Condensed Consolidated Income Statements (unaudited) for the fiscal quarters and the fiscal year to date periods ended March 31, 2018 and April 1, 2017, (ii) Condensed Consolidated Statements of Comprehensive Income (unaudited) for the fiscal quarters ended March 31, 2018 and April 1, 2017, (iii) Condensed Consolidated Balance Sheets (unaudited) as at March 31, 2018 and December 30, 2017, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the fiscal quarters ended March 31, 2018 and April 1, 2017, (v) Condensed Consolidated Statement of Shareholders' Equity (unaudited) for the fiscal quarter ended March 31, 2018, and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRA INTERNATIONAL, INC.
Date: May 8, 2018	By:	/s/ PAUL A. MALEH Paul A. Maleh President and Chief Executive Officer
Date: May 8, 2018	By:	/s/ CHAD M. HOLMES Chad M. Holmes Chief Financial Officer, Executive Vice President and Treasurer
Date: May 8, 2018	By	/s/ DOUGLAS C. MILLER Douglas C. Miller Vice President and Chief Accounting Officer