Form 10-Q
period 2018-06-30
CRA INTERNATIONAL, INC.
filed 2018-08-02
CIK 1053706

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2018
Common Stock, no par value per share	8,079,769 shares

CRA International, Inc.

INDEX

PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements	3
	Condensed Consolidated Income Statements (unaudited)—Quarters Ended and the Fiscal Year-to-Date Periods Ended June 30, 2018 and July 1, 2017	3
	Condensed Consolidated Statements of Comprehensive Income (unaudited)—Quarters Ended and the Fiscal Year-to-Date Periods Ended June 30, 2018 and July 1, 2017	4
	Condensed Consolidated Balance Sheets (unaudited)—June 30, 2018 and December 30, 2017	5
	Condensed Consolidated Statements of Cash Flows (unaudited)—Fiscal Year-to-Date Periods Ended June 30, 2018 and July 1, 2017	6
	Condensed Consolidated Statement of Shareholders' Equity (unaudited)—Fiscal Year-to-Date Period Ended June 30, 2018	7
	Notes to Condensed Consolidated Financial Statements (Unaudited)	8
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	36
ITEM 4.	Controls and Procedures	36
PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	38
ITEM 1A.	Risk Factors	38
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
ITEM 3.	Defaults Upon Senior Securities	39
ITEM 4.	Mine Safety Disclosures	39
ITEM 5.	Other Information	39
ITEM 6.	Exhibits	40
Signatures		41

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

CRA International, Inc.

Condensed Consolidated Income Statements (unaudited)

(In thousands, except per share data)

	Quarter Ended		Fiscal Year-to-Date Period Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Revenues	$105,538	$93,563	$205,014	$181,734
Costs of services (exclusive of depreciation and amortization)	69,705	65,220	139,096	127,801
Selling, general and administrative expenses	23,739	20,259	45,389	38,975
Depreciation and amortization	2,433	2,236	4,664	4,199

Income from operations	9,661	5,848	15,865	10,759
GNU gain on sale of business assets	—	250	—	250
Interest expense, net	(301)	(133)	(338)	(245)
Other income (expense), net	377	(46)	136	(237)

Income before provision for income taxes and noncontrolling interest	9,737	5,919	15,663	10,527
Provision for income taxes	2,898	2,012	3,938	3,790

Net income	6,839	3,907	11,725	6,737
Net income attributable to noncontrolling interest, net of tax	—	(94)	—	(71)

Net income attributable to CRA International, Inc.	$6,839	$3,813	$11,725	$6,666

Net income per share attributable to CRA International, Inc.:
Basic	$0.84	$0.45	$1.43	$0.79

Diluted	$0.79	$0.44	$1.35	$0.77

Weighted average number of shares outstanding:
Basic	8,053	8,428	8,169	8,423

Diluted	8,550	8,618	8,649	8,619

Dividends per share	$0.17	$0.14	$0.17	$0.14

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Quarter Ended		Fiscal Year-to-Date Period Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net income	$6,839	$3,907	$11,725	$6,737
Other comprehensive (loss) income:
Foreign currency translation adjustments	(2,603)	1,753	(1,285)	2,337

Comprehensive income	4,236	5,660	10,440	9,074
Less: comprehensive income attributable to noncontrolling interest	—	(94)	—	(71)

Comprehensive income attributable to CRA International, Inc.	$4,236	$5,566	$10,440	$9,003

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except share data)

	June 30, 2018	December 30, 2017
Assets
Current assets:
Cash and cash equivalents	$9,025	$54,035
Accounts receivable, net of allowance of $5,399 at June 30, 2018 and $5,252 at December 30, 2017	88,921	79,803
Unbilled services, net of allowance of $1,273 at June 30, 2018 and $865 at December 30, 2017	38,241	33,530
Prepaid expenses and other current assets	11,479	11,373
Forgivable loans	5,876	5,540

Total current assets	153,542	184,281
Property and equipment, net	50,780	44,643
Goodwill	88,656	89,000
Intangible assets, net	8,531	9,208
Deferred income taxes	8,481	8,713
Forgivable loans, net of current portion	34,374	23,088
Other assets	2,105	2,824

Total assets	$346,469	$361,757

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$22,141	$18,473
Accrued expenses	67,702	94,573
Borrowings on revolving line of credit	20,789	—
Deferred revenue	3,302	6,896
Current portion of deferred compensation	1,282	908
Current portion of deferred rent	1,764	1,131

Total current liabilities	116,980	121,981
Non-current liabilities:
Deferred compensation and other non-current liabilities	8,771	11,526
Deferred rent and facility-related non-current liabilities	23,785	20,656
Deferred income taxes	375	365

Total non-current liabilities	32,931	32,547
Commitments and contingencies (Note 17)
Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 8,025,726 shares and 8,297,172 shares issued and outstanding at June 30, 2018 and December 30, 2017, respectively	28,864	47,414
Retained earnings	178,554	169,390
Accumulated other comprehensive loss	(11,181)	(9,896)

Total CRA International, Inc. shareholders' equity	196,237	206,908
Noncontrolling interest	321	321

Total shareholders' equity	196,558	207,229

Total liabilities and shareholders' equity	$346,469	$361,757

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Fiscal Year-to-Date Period Ended
	June 30, 2018	July 1, 2017
Operating activities:
Net income	$11,725	$6,737
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,667	4,199
Impairment of intangible assets	—	510
GNU gain on sale of business assets	—	(250)
Deferred rent	3,695	1,202
Deferred income taxes	102	213
Share-based compensation expenses	2,438	3,052
Accounts receivable allowances	842	1,536
Changes in operating assets and liabilities:
Accounts receivable	(9,868)	(5,260)
Unbilled services	(4,965)	(13,149)
Prepaid expenses and other current assets, and other assets	445	5,380
Forgivable loans	(12,130)	4,612
Incentive cash awards	1,523	609
Accounts payable, accrued expenses, and other liabilities	(31,275)	(17,874)

Net cash used in operating activities	(32,801)	(8,483)
Investing activities:
Cash consideration paid for acquisitions	—	(16,163)
Purchases of property and equipment	(8,939)	(2,650)
GNU cash proceeds from sale of business assets	—	250

Net cash used in investing activities	(8,939)	(18,563)
Financing activities:
Issuance of common stock, principally stock option exercises	916	2,699
Borrowings under revolving line of credit	30,161	11,500
Repayments under revolving line of credit	(8,802)	(11,500)
Tax withholding payments reimbursed by restricted shares	(1,783)	(703)
Cash paid on dividend equivalents	(98)	(25)
Cash dividends paid to shareholders	(2,795)	(2,377)
Repurchases of common stock	(20,389)	(12,417)

Net cash used in financing activities	(2,790)	(12,823)
Effect of foreign exchange rates on cash and cash equivalents	(480)	1,007

Net decrease in cash and cash equivalents	(45,010)	(38,862)
Cash and cash equivalents at beginning of period	54,035	53,530

Cash and cash equivalents at end of period	$9,025	$14,668

Noncash investing and financing activities:
Issuance of common stock for acquired business	$—	$3,044

Repurchases of common stock payable	$—	$1,046

Purchases of property and equipment not yet paid for	$4,704	$841

Purchases of property and equipment paid by a third party	$—	$450

Asset retirement obligations	$220	$—

Supplemental cash flow information:
Cash paid for income taxes	$1,158	$5,229

Cash paid for interest	$273	$170

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statement of Shareholders' Equity (unaudited)

(In thousands, except share data)

	Common Stock				CRA International, Inc. Shareholders' Equity
				Accumulated Other Comprehensive Loss
	Shares Issued	Amount	Retained Earnings			Noncontrolling Interest	Total Shareholders' Equity
BALANCE AT DECEMBER 30, 2017	8,297,172	$47,414	$169,390	$(9,896)	$206,908	$321	$207,229
Net income			11,725		11,725		11,725
Foreign currency translation adjustment				(1,285)	(1,285)		(1,285)
Cumulative effect of a change in accounting principle related to ASC 606, net of tax			366		366		366
Exercise of stock options	44,083	916			916		916
Share-based compensation expense		2,438			2,438		2,438
Restricted share vestings	98,235
Redemption of vested employee restricted shares for tax withholding	(35,287)	(1,783)			(1,783)		(1,783)
Shares repurchased	(378,477)	(20,121)			(20,121)		(20,121)
Accrued dividends on unvested shares			(34)		(34)		(34)
Cash paid on dividend equivalents			(98)		(98)		(98)
Cash dividends paid to shareholders			(2,795)		(2,795)		(2,795)

BALANCE AT JUNE 30, 2018	8,025,726	$28,864	$178,554	$(11,181)	$196,237	$321	$196,558

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

2. Basis of Presentation and Estimates

        The accompanying unaudited condensed consolidated financial statements reflect the results of operations, financial position, cash flows, and shareholders' equity as of and for the fiscal quarters and year-to-date periods ended June 30, 2018 and July 1, 2017, respectively. These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC) for Quarterly Reports on Form 10-Q. Accordingly, these financial statements do not include all the information and note disclosures required by accounting principles generally accepted in the United States of America (GAAP) for annual financial statements. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair statement of CRA's results of operations, financial position, cash flows, and shareholders' equity for the interim periods presented in conformity with GAAP. Results of operations for the interim periods presented herein are not necessarily indicative of results of operations for a full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 30, 2017 included in CRA's Annual Report on Form 10-K filed with the SEC on March 12, 2018.

        The preparation of financial statements in conformity with GAAP requires management to make significant estimates and judgments that affect the reported amounts of assets and liabilities, as well as the related disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of consolidated revenues and expenses during the reporting period. Estimates in these condensed consolidated financial statements include, but are not limited to, allowances for accounts receivable and unbilled services, revenue recognition on fixed price contracts, depreciation of property and equipment, share-based compensation, valuation of acquired intangible assets, impairment of long lived assets, goodwill, accrued and deferred income taxes, valuation allowances on deferred tax assets, valuation of contingent consideration, accrued compensation, and other accrued expenses. These items are monitored and analyzed by CRA for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. CRA bases its estimates on historical experience and various other assumptions that CRA believes to be reasonable under the circumstances. Actual results may differ from those estimates if CRA's assumptions based on past experience or other assumptions do not turn out to be substantially accurate.

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

NeuCo, Inc.). All significant intercompany transactions and accounts have been eliminated in consolidation.

        CRA's ownership interest in GNU was 55.89% for all periods presented. GNU's financial results have been consolidated with CRA, and the portion of GNU's results allocable to its other owners is shown as "noncontrolling interest."

        On April 13, 2016, a buyer acquired substantially all the business assets and assumed substantially all the liabilities of GNU for a purchase price of $1.35 million. Of this amount, $1.1 million was received at closing, and the remaining $0.25 million was paid in full on May 3, 2017. GNU recognized a gain on sale of its business assets of $0.25 million during the second quarter of fiscal 2017, of which $0.14 million is attributed to CRA. GNU was dissolved on December 15, 2017. In December 2017, CRA received a partial distribution of $0.6 million in accordance with the asset purchase agreement. The final distribution is expected to be received during fiscal 2018, refer to Note 19.

4. Recent Accounting Standards Adopted

Revenue from Contracts with Customers

        CRA adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASC 606), which established Accounting Standards Codification ("ASC") Topic 606, on December 31, 2017, using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for fiscal 2018 reflect the application of ASC 606 guidance while the reported results for fiscal 2017 were prepared under the guidance of ASC 605, Revenue Recognition (ASC 605). The cumulative effect of applying ASC 606 to all contracts with customers that were not completed as of December 30, 2017 amounted to $0.4 million. The cumulative effect adjustment resulted in an increase to CRA's fiscal 2018 opening balance of retained earnings of $0.4 million, net of tax. Prior periods were not retrospectively adjusted.

Statement of Cash Flows (Topic 230): Restricted Cash

        CRA adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18") on January 1, 2018. ASU 2016-18 amends ASC 230 to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. The new standard requires cash and cash equivalents balances on the statement of cash flows to include restricted cash and cash equivalent balances. ASU 2016-18 requires a company to provide appropriate disclosures about its accounting policies pertaining to restricted cash in accordance with GAAP. Additionally, changes in restricted cash and restricted cash equivalents that result from transfers between cash, cash equivalents, and restricted cash and restricted cash equivalents are not to be presented as cash flow activities in the statement of cash flows. The adoption of ASU 2016-18 did not have a material impact on CRA's financial position, results of operations, cash flows, or disclosures.

Business Combinations (Topic 805): Clarifying the Definition of a Business

        CRA adopted ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01") on January 1, 2018. ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist companies and other reporting organizations with evaluating

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4. Recent Accounting Standards Adopted (Continued)

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

Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

        CRA adopted ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04") on January 1, 2018. ASU 2017-04 simplifies the subsequent measurement of goodwill and eliminates Step 2 from the goodwill impairment test. Under the amendments, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the charge recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment charge, if applicable. The amendments also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. The adoption of ASU 2017-04 did not have a material impact on CRA's financial position, results of operations, cash flows, or disclosures.

Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting

        CRA adopted ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09") on January 1, 2018. ASU 2017-09 updates guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Under the amendments, an entity should account for the effects of a modification unless all the following conditions are met. First, the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. Second, the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified. Third, the classification of the modified award as an equity instrument or a liability is the same as the classification of the original award immediately before the original award is modified. The adoption of ASU 2017-09 did not have a material impact on CRA's financial position, results of operations, cash flows, or disclosures.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4. Recent Accounting Standards Adopted (Continued)

Staff Accounting Bulletin No. 118 (SAB 118)

        On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118, "Income Tax Accounting Implications of the Tax Cuts and Jobs Act" ("SAB 118"), to address the application of GAAP in situations when a company does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act (the "Tax Act"). SAB 118 summarizes a three-step process to be applied at each reporting period to account for and disclose: (1) the effects of the change in tax law for which accounting is complete; (2) provisional amounts (or adjustments to provisional amounts) for the effects of the change in tax law where accounting is not complete, but a reasonable estimate has been determined; and (3) current or deferred tax amounts reflected in accordance with law prior to the enactment of the change in tax law because the accounting of the effects of the change in tax law are not complete and a reasonable estimate has not been determined, together with qualitative disclosure of the effects of the changes in tax law for which the accounting is not compete, the reason why the accounting is not complete, and the additional information that is needed to be obtained, prepared or analyzed in order to complete the accounting. Because the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretations are expected over the next 12 months, CRA considers the accounting of deferred tax remeasurements and other items to be incomplete due to the forthcoming guidance and CRA's ongoing analysis of final year-end data and tax positions. Adjustments to these preliminary amounts identified during the measurement period, as defined, will be included as an adjustment to tax expense from continuing operations in the period in which the amounts are determined. CRA believes that it has made a good faith effort to complete the accounting under ASC 740 with respect to the Tax Act. SAB 118 provides that the measurement period is complete when a company's accounting is complete and in no circumstances, should the measurement period extend beyond one year from the enactment date of the applicable change in tax law.

5. Recent Accounting Standards Not Yet Adopted

Leases (Topic 842)

        In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 establishes a comprehensive new lease accounting model. The new standard clarifies the definition of a lease, requires a dual approach to lease classification similar to current lease classifications, and causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease term of more than 12 months. The new standard is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The new standard requires a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of initial application. While the Company is currently evaluating the impact of adopting ASU 2016-02, based on the lease portfolio as of June 30, 2018, the Company anticipates recording a right of use asset and a lease liability that will materially increase its assets and liabilities on the consolidated balance sheet. The Company continues to evaluate the impact on its consolidated income statement.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

5. Recent Accounting Standards Not Yet Adopted (Continued)

        In July 2018, the FASB issued Accounting Standards Update ("ASU") No. 2018-10, Codification Improvements to Topic 842, Leases ("ASU 2018-10"). ASU 2018-10 clarifies or corrects unintended application of guidance related to ASU 2016-02. The amendment affects narrow aspects of ASU 2016-02 related to (1) residual value guarantees, (2) rate implicit in the lease, (3) lessee reassessment of lease clarification, (4) lessor reassessment of lease term and purchase option, (5) variable lease payments that depend on an index or a rate, (6) investment tax credits, (7) lease term and purchase option, (8) transition guidance for amounts previously recognized in business combinations, (9) certain transition adjustments, (10) transition guidance for leases previously classified as capital leases under Topic 840, (11) transition guidance for modifications to leases previously classified as direct financing or sales-type leases under Topic 840, (12) transition guidance for sale and leaseback transactions, (13) impairment of net investment in the lease, (14) unguaranteed residual assets, (15) effect of initial direct costs on rate implicit in the lease, and (16) failed sale and leaseback transactions. The amendments in this update affect the amendments in ASU 2016-02, which are not yet effective, but for which early adoption upon issuance is permitted. CRA has not yet determined the effects, if any, that the adoption of ASU 2018-10 may have on its financial position, results of operations, cash flows, or disclosures.

Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting

        In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting (Topic 718) ("ASU 2018-07"). ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments in this update specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used effectively to provide financing to the issuer or awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The new guidance is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The new guidance requires a remeasurement of nonemployee awards at fair value as of the adoption date and disclosure of the nature of and reason for the change in accounting principle and, if applicable, quantitative information about the cumulative effect of the change on retained earnings or other components of shareholders' equity. CRA has not yet determined the effects, if any, that the adoption of ASU 2018-07 may have on its financial position, results of operations, cash flows, or disclosures.

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

(Unaudited)

6. Business Acquisitions (Continued)

for as a component of the purchase consideration. Any adjustments to the initial valuation of the obligation in future accounting periods will be reported as an adjustment to net income. The acquisition accounting resulted in the recognition of goodwill of $13.0 million, amortizable intangible assets of $8.5 million and a contingent consideration liability of $2.4 million.

7. Cash and Cash Equivalents

        Cash equivalents consist principally of money market funds with maturities of three months or less when purchased. As of June 30, 2018, a substantial portion of CRA's cash accounts was concentrated at a single financial institution, which potentially exposes CRA to credit risks. The financial institution has a short-term credit rating of A-2 by Standard & Poor's ratings services. CRA has not experienced any losses related to such accounts. CRA does not believe that there is significant risk of non-performance by the financial institution, and its cash on deposit is fully liquid. CRA continually monitors the credit ratings of the institution.

8. Foreign Currency

        Results of operations for CRA's non-U.S. subsidiaries are translated from the designated functional currency to the reporting currency of the U.S. dollar. Revenues and expenses are translated at average exchange rates for each month, while assets and liabilities are translated at balance sheet date exchange rates. The resulting net translation adjustments are recorded as a component of shareholders' equity in "Accumulated other comprehensive income (loss)."

        Transaction gains and losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in on the condensed consolidated income statements. Such transaction gains and losses may be realized or unrealized depending upon whether the transaction settled during the period or remains outstanding at the balance sheet date.

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

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9. Fair Value of Financial Instruments (Continued)

        The following table shows CRA's financial instruments as of June 30, 2018 and December 30, 2017 that are measured and recorded in the financial statements at fair value on a recurring basis (in thousands):

	June 30, 2018
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Assets:
Money market funds	$28	$—	$—

Total Assets	$28	$—	$—

Liabilities:
Contingent consideration liability	$—	$—	$3,291

Total Liabilities	$—	$—	$3,291

	December 30, 2017
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Assets:
Money market funds	$5,006	$—	$—

Total Assets	$5,006	$—	$—

Liabilities:
Contingent consideration liability	$—	$—	$5,137

Total Liabilities	$—	$—	$5,137

        The fair values of CRA's money market funds are based on quotes received from third-party banks. The carrying value of CRA's revolving line of credit approximates the fair value based upon the short-term nature of the arrangement and the variable interest rate.

        The contingent consideration liability in the tables above is for estimated future contingent consideration payments related to a prior acquisition. These deferred payments are recorded at fair value at the time of acquisition and are included in other current and/or non-current liabilities on our consolidated balance sheet. The fair value of the contingent consideration is determined using the Monte Carlo simulation (in a risk-neutral framework). The fair value of this liability is based on significant inputs not observed in the market, such as internally generated projections of future profitability, as well as related volatility and discount rates, and thus represent a Level 3 measurement. The fair value of this contingent acquisition liability is reassessed on a quarterly basis by CRA using additional information as it becomes available, and any change in the fair value estimates are recorded in cost of services on the condensed consolidated income statement of that period.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9. Fair Value of Financial Instruments (Continued)

        The following table summarizes the changes in the contingent consideration liabilities over the fiscal year-to-date period ended June 30, 2018 and the fiscal year ended December 30, 2017 (in thousands):

	June 30, 2018	December 30, 2017
Beginning balance	$5,137	$549
Acquisitions	—	2,357
Remeasurement of acquisition-related contingent consideration	(2,100)	1,155
Accretion	254	1,328
Payments	—	(299)
Effect of foreign currency translation	—	47

Ending balance	$3,291	$5,137

10. Forgivable Loans

        Forgivable loan activity for the fiscal year-to-date period ended June 30, 2018 and the fiscal year ended December 30, 2017 is as follows (in thousands):

	June 30, 2018	December 30, 2017
Beginning balance	$28,628	$33,962
Advances	22,649	11,672
Repayments	(3,333)	(2,135)
Reclassification to other assets	—	(1,100)
Amortization	(7,594)	(14,155)
Effects of foreign currency translation	(100)	384

Ending balance	$40,250	$28,628

Current portion of forgivable loans	$5,876	$5,540

Non-current portion of forgivable loans	$34,374	$23,088

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

11. Goodwill and Intangible Assets

        The changes in the carrying amount of goodwill during the fiscal year-to-date period ended June 30, 2018, are as follows (in thousands):

	Goodwill, gross	Accumulated impairment losses	Goodwill, net
Balance at December 30, 2017	$165,417	$(76,417)	$89,000
Effects of foreign currency translation	(344)	—	(344)

Balance at June 30, 2018	$165,073	$(76,417)	$88,656

        Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives. There were no impairment losses related to intangible assets during the second quarter of fiscal 2018. There were impairment losses of $0.5 million related to intangible assets during the second quarter of fiscal 2017.

        The components of acquired identifiable intangible assets are as follows (in thousands):

	June 30, 2018	December 30, 2017
Non-competition agreements, net of accumulated amortization of $513 and $464, respectively	$210	$260
Customer relationships, net of accumulated amortization of $3,799 and $3,172, respectively	8,321	8,948

Total, net of accumulated amortization of $4,312 and $3,636, respectively	$8,531	$9,208

12. Accrued Expenses

        Accrued expenses consist of the following (in thousands):

	June 30, 2018	December 30, 2017
Compensation and related expenses	$51,700	$80,105
Income taxes payable	527	153
Other	15,475	14,315

Total	$67,702	$94,573

        As of June 30, 2018 and December 30, 2017, approximately $36.2 million and $63.8 million, respectively, of accrued bonuses were included above in "Compensation and related expenses". Additionally, as of June 30, 2018, "Other" accrued expenses include $4.7 million of commissions due to senior consultants, $1.0 million of direct project accruals, $5.7 million of operating expense accruals and $4.1 million of accrued leasehold improvements. As of December 30, 2017, "Other" accrued expenses include $6.1 million of commissions due to senior consultants, $1.3 million of direct project accruals, $4.4 million of operating expense accruals and $2.5 million of accrued leasehold improvements.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

13. Credit Agreement

        CRA is party to a credit agreement that provides CRA with a $125.0 million revolving credit facility and a $15.0 million sublimit for the issuance of letters of credit. CRA may use the proceeds of the revolving credit facility to provide working capital and for other general corporate purposes. CRA may repay any borrowings under the revolving credit facility at any time, but no later than October 24, 2022. There were $20.8 million in borrowings outstanding under this revolving credit facility as of June 30, 2018, which consisted of $17.5 million in the U.S. and £2.5 million in the U.K., refer to Note 19. These borrowings are expected to be repaid over the next 12 months in accordance with the terms of the agreement. There were no outstanding borrowings on this facility as of December 30, 2017.

        As of June 30, 2018, the amount available under this revolving credit facility was reduced by certain letters of credit outstanding, which amounted to $3.9 million. Under the credit agreement, CRA must comply with various financial and non-financial covenants. Compliance with these financial covenants is tested on a fiscal quarterly basis. As of June 30, 2018 and December 30, 2017, CRA was in compliance with the covenants of its credit agreement.

14. Revenue Recognition

        CRA offers consulting services in two broad lines: litigation, regulatory, and financial consulting and management consulting. Together, these two service lines comprised all of CRA's consolidated revenues during the fiscal quarter ended June 30, 2018. CRA recognizes all project revenue on a gross basis based on consideration of the criteria set forth in ASC Topic 606-10-55, Principal versus Agent Considerations. Revenue recognized during the fiscal quarter and fiscal year-to-date periods ended June 30, 2018 under ASC 606 are not materially different from the revenues that would have been recognized under ASC 605.

        CRA evaluates its revenue contracts with customers based on the five-step model under ASC 606: (1) Identify the contract with the customer; (2) Identify the performance obligations in the contract; (3) Determine the transaction price; (4) Allocate the transaction price to separate performance obligations; and (5) Recognize revenue when (or as) each performance obligation is satisfied. CRA evaluates its contracts for legal enforceability at contract inception and subsequently throughout CRA's relationship with its customers. If legal enforceability with regards to the rights and obligations exist for both CRA and the customer, then CRA has an enforceable contract and revenue recognition is permitted subject to the satisfaction of the other criteria. If, at the outset of an arrangement, CRA determines that a contract with enforceable rights and obligations does not exist, revenues are deferred until all criteria for an enforceable contract are met.

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

        When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in ASC 606, CRA does not assess whether a significant financing component exists if the period between when it performs its obligations under the contract and when the customer pays is one year or less. None of CRA's contracts contained a significant financing component as of June 30, 2018.

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

Consulting Services Revenues

        The contracts CRA enters into and operates under specify whether the engagements are billed on a time-and-materials or a fixed-price basis. Most of CRA's revenue is derived from time-and-materials

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

14. Revenue Recognition (Continued)

service contracts. Revenues from time-and-materials service contracts are recognized as services are provided based upon hours worked and contractually agreed-upon hourly rates, as well as indirect fees based upon hours worked. Revenues from a majority of CRA's fixed-price engagements are recognized on a proportional performance method based on the ratio of costs incurred (input method), substantially all of which are labor-related, to the total estimated project costs. In general, project costs are classified in costs of services and are based on the direct salary of CRA's employee consultants on the engagement plus all direct expenses incurred to complete the engagement, including any amounts billed to CRA by its non-employee experts.

Disaggregation of Revenue

        The following table disaggregates CRA's revenue by major business line and timing of transfer of its consulting services. Refer to Note 12 to CRA's consolidated financial statements included in the annual report on Form 10-K for fiscal 2017, which was filed with the SEC on March 12, 2018, for further detail on revenues by geographical location (in thousands).

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
Type of Contract	June 30, 2018	July 1, 2017(1)	June 30, 2018	July 1, 2017(1)
Consulting services revenues
Fixed Price	$20,666	$28,203	$41,385	$46,978
Time-and-materials	84,872	65,360	163,629	134,756

Total	$105,538	$93,563	$205,014	$181,734

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
Geographic Breakdown	June 30, 2018	July 1, 2017(1)	June 30, 2018	July 1, 2017(1)
Consulting services revenues
United States	$85,751	$74,564	$164,157	$146,698
United Kingdom	14,858	13,944	30,064	26,873
Other	4,929	5,055	10,793	8,163

Total	$105,538	$93,563	$205,014	$181,734

(1)
As noted above, prior period amounts have not been adjusted under the modified retrospective method.

Reserves for Variable Consideration and Credit Risk

        Revenues from CRA's consulting services are recorded at the net sales price, or transaction price, which includes estimates of variable consideration for which reserves are established and result from price concessions that are expected to be extended to CRA's customers. These reserves on the variable consideration components subject to constraint are classified as reductions of accounts receivable.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

14. Revenue Recognition (Continued)

These calculated estimates take into consideration CRA's historical experiences of prior period revenues which were subsequently reversed due to these price concessions. Overall, these reserves reflect CRA's best estimates of the amount of consideration to which it is entitled based on the terms of its contracts with its customers. The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from its estimates. If actual results in the future vary from its estimates, CRA adjusts these estimates, which would affect net revenue and earnings in the period such variances become known.

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

        During the fiscal quarter and fiscal year-to-date period ended June 30, 2018, $0.8 million and $1.1 million, respectively, were recorded as a bad debt expense and reported as a component of selling, general and administrative expenses related to credit-related losses.

        Revenues also include reimbursable expenses, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. Reimbursable expenses are as follows (in thousands):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Reimbursable expenses	$12,087	$10,648	$23,315	$19,788

Transaction Price Allocated to Future Performance Obligations

        ASC 606 requires that CRA disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of June 30, 2018. The guidance provides certain practical expedients that limit this requirement for (1) contracts with an original expected length of one year or less and (2) contracts for which revenue is recognized at the amount to which CRA has the right to invoice for consulting services performed. Given the nature of its business, CRA does not disclose the value of unsatisfied performance obligations as the practical expedients apply to its unsatisfied performance obligations as of June 30, 2018.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

14. Revenue Recognition (Continued)

Contract Balances from Contracts with Customers

        CRA defines contract assets as assets for which it has recorded revenue because it determines that it is probable that it will earn a performance based or contingent fee, but is not yet entitled to receive a fee, because certain events, such as completion of the measurement period or client approval, must occur. These contract assets are included in accounts receivable, net and unbilled services within the consolidated balance sheets. The contract assets balance was immaterial as of June 30, 2018 and December 30, 2017.

        CRA defines contract liabilities as advance payments or billings to its clients for services that have not yet been performed or earned and retainers. These liabilities are recorded within deferred revenues and are recognized as services are provided. Any taxes assessed on revenues relating to services provided to clients are recorded on a net basis.

        During the fiscal quarter and fiscal year-to-date period ended June 30, 2018, CRA recognized the following revenue as a result of changes in the contract liability balance (in thousands):

Revenue recognized in the period from:	Fiscal Quarter Ended June 30, 2018	Fiscal Year-to-Date Period Ended June 30, 2018
Amounts included in the contract liability at the beginning of the period	$1,532	$4,517
Performance obligations satisfied in previous periods	$3,253	$5,392

        The timing of revenue recognition, billings and cash collections results in billed receivables, unbilled services and contract liabilities on the condensed consolidated balance sheets.

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

Costs to Obtain or Fulfill a Customer Contract

        Prior to the adoption of ASC 606, CRA expensed bonuses paid to its employees. Under ASC 606, bonuses are not linked or paid based on specific contract billings or revenues and therefore do not represent incremental costs of obtaining a contract with a customer. Furthermore, even if the bonuses paid were incremental, the practical expedient in ASC 340 would apply, allowing for incremental costs of obtaining contracts to be expensed as incurred if the amortization period of the assets that it otherwise would have recognized is one year or less. As such, these costs are included in both cost of services and selling, general, and administrative expenses.

15. Net Income per Share

        CRA calculates basic and diluted earnings per common share using the two-class method. Under the two-class method, net earnings are allocated to each class of common stock and participating security as if all the net earnings for the period had been distributed. CRA's participating securities

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

15. Net Income per Share (Continued)

consist of unvested share-based payment awards that contain a nonforfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common shareholders. Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares as of the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards. Net earnings allocable to participating securities were not significant for the second quarter of fiscal 2018 and fiscal 2017.

        The following table presents a reconciliation from net income attributable to CRA International, Inc. to net income available to common shareholders (in thousands):

	Quarter Ended		Fiscal Year-to-Date Period Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net income, as reported	$6,839	$3,813	$11,725	$6,666
Less: net income attributable to participating shares	39	24	69	44

Net income available to common shareholders	$6,800	$3,789	$11,656	$6,622

        The following table presents a reconciliation of basic to diluted weighted average shares of common stock outstanding (in thousands):

	Quarter Ended		Fiscal Year-to-Date Period Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Basic weighted average shares outstanding	8,053	8,428	8,169	8,423
Stock options and restricted stock units	497	190	480	196

Diluted weighted average shares outstanding	8,550	8,618	8,649	8,619

        For the fiscal quarter and fiscal year-to-date period ended June 30, 2018, the anti-dilutive share based awards that were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding amounted to 22,757 and 11,379 shares, respectively. For the fiscal quarter and fiscal year-to-date period ended July 1, 2017, the anti-dilutive share based awards that were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding amounted to 192,504 and 56,360 shares, respectively. These share-based awards were anti-dilutive because their exercise price exceeded the average market price over the respective period.

        On May 3, 2017 and February 15, 2018, CRA announced its Board of Directors authorized the repurchase of up to an additional $20.0 million and $20.0 million, respectively, of CRA's common stock. Repurchases under these programs are discretionary and CRA may make such purchases under any of these programs in the open market (including under any Rule 10b5-1 plan adopted by CRA) or in

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

15. Net Income per Share (Continued)

privately negotiated transactions, in each case in accordance with applicable insider trading and other securities laws and regulations. CRA records the retirement of its repurchased shares as a reduction to common stock. During the fiscal quarter and fiscal year-to-date period ended June 30, 2018, CRA repurchased and retired 215,585 shares and 378,477 shares, respectively, under these share repurchase programs at an average price per share of $55.99 and $53.90, respectively. During the fiscal quarter and fiscal year-to-date period ended July 1, 2017, there were 389,079 shares repurchased and retired under these share repurchase programs at an average price per share of $34.63. As of June 30, 2018, there was approximately $9.1 million available for future repurchases under these programs.

16. Income Taxes

Effects of the Tax Cuts and Jobs Act

        On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was signed into U.S. law. The Tax Act significantly changes the Internal Revenue Code of 1986, as amended. The Tax Act, among other things, includes changes to the U.S. corporate tax rate, expands limitations on the deductibility of meals and entertainment, eliminates the exception to the section 162(m) limitation on the deductibility of the compensation paid to certain executive officers for "qualified performance-based compensation," allows for the expensing of capital expenditures, migrates from a "worldwide" system of taxation to a territorial system, and includes a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. ASC Topic 740, "Accounting for Income Taxes," requires companies to recognize the effect of tax law changes in the period of enactment even though the effective date for most provisions is for tax years beginning after December 31, 2017, or in the case of certain other provisions of the law, January 1, 2018.

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

        SAB 118 summarizes a three-step process to be applied at each reporting period to account for and disclose: (1) the effects of the change in tax law for which accounting is complete; (2) provisional amounts (or adjustments to provisional amounts) for the effects of the change in tax law where accounting is not complete, but a reasonable estimate has been determined; and (3) current or deferred tax amounts reflected in accordance with law prior to the enactment of the change in tax law because the accounting of the effects of the change in tax law are not complete and a reasonable estimate has not been determined, together with qualitative disclosure of the effects of the changes in tax law for which the accounting is not compete, the reason why the accounting is not complete, and the additional information that is needed to be obtained, prepared or analyzed in order to complete the accounting. CRA is applying the guidance in SAB 118 when accounting for the enactment-date effects of the Tax Act. As of June 30, 2018, CRA has not completed its accounting for all the tax effects of the Tax Act; however, in certain cases, as described below, aspects of accounting are complete. Additionally, CRA

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

16. Income Taxes (Continued)

has made a reasonable estimate of other effects. As further discussed below, during the fiscal year-to-date period ended June 30, 2018, CRA recognized an adjustment of $0.3 million to the provisional amounts recorded at December 30, 2017 and included this adjustment as a component of income tax expense from continuing operations. In all cases, CRA will continue to make and refine its calculations as additional analysis is completed. CRA's estimates may also be affected as it gains a more thorough understanding of the tax law. These changes could be material to income tax expense.

        Deferred tax assets and liabilities: In response to the Tax Act, CRA remeasured its U.S. related deferred tax assets and liabilities based on the expected rates at which they may reverse in the future, which is generally 21%. CRA recorded a provisional amount of $3.6 million as of December 30, 2017 related to the remeasurement of its deferred tax balances. Upon refinement of its calculations during the fiscal year-to-date period ended June 30, 2018, CRA adjusted its provisional amount by $0.1 million. Additionally, as a result of anticipated guidance in connection with the deductibility of compensation paid to certain executive officers for "qualified performance-based compensation," CRA recorded a provisional amount of $0.2 million which resulted in a 2.5% increase to the quarterly effective tax, raising it from 27.3% to 29.8%. Both adjustments were included as a component of income tax expense from continuing operations. CRA will continue to analyze and refine its calculations related to deferred tax balances.

Foreign Tax Effects

        The Tax Act includes a one-time mandatory repatriation transition tax on the net accumulated earnings and profits of a U.S. taxpayer's foreign subsidiaries. At December 30, 2017, CRA did not record any transition tax liability as it is in an accumulated deficit position with respect to its foreign subsidiaries based on its earnings and profits ("E&P") analysis. CRA considers its accounting for the transition tax to be complete.

        The Tax Act subjects a U.S. shareholder to current tax on global intangible low-taxed income ("GILTI") earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI resulting from those items in the year the tax is incurred. Given the complexity of the GILTI provisions, CRA is still evaluating the effects of the GILTI provisions and has not yet determined its accounting policy. As of the June 30, 2018 reporting period, CRA has included GILTI associated with current-year operations solely within the estimated annual effective tax rate ("EAETR") and has not provided additional GILTI on deferred items.

        The Tax Act allows U.S. Corporations to take a deduction related to its foreign-derived intangible income ("FDII") produced in the U.S. CRA expects to be able to take FDII deduction for the fiscal year ended December 29, 2018. CRA has made sufficient progress in its calculations to reasonably estimate the effect on its estimated annual effective tax rate but will continue to refine its calculations, which may result in changes to this amount.

        CRA's effective income tax rates were 29.8% and 34.0% for the second quarter of fiscal 2018 and fiscal 2017, respectively. The effective tax rate for the second quarter of fiscal 2018 was lower than the prior year primarily due to a lower statutory U.S. corporate tax rate of 21% as well as an increased tax

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

16. Income Taxes (Continued)

benefit on stock-based compensation related to the adoption of ASU 2016-09. This was partially offset by higher non-deductible items in fiscal 2018 as a result of the Tax Act stemming from new limitations on the deductibility of compensation paid to executive officers and the deductibility of meals and entertainment, coupled with an immaterial discrete benefit recorded in fiscal 2017 that was nonrecurring in fiscal 2018. The effective tax rate in the second quarter of fiscal 2018 was higher than the combined federal and state statutory tax rate primarily due to the non-deductible items referenced above as a result of the Tax Act, partially offset by the tax benefit on stock-based compensation related to the adoption of ASU 2016-09. The effective tax rate in the second quarter of fiscal 2017 was lower than the combined federal and state statutory tax rate primarily due to a favorable geographical mix of earnings as well as the tax benefit related to stock-based compensation and the tax implications associated with the reversal of contingent consideration recorded as discrete items during the quarter.

        CRA's effective income tax rates were 25.1% and 36.0% for the first half of fiscal 2018 and fiscal 2017, respectively. The effective tax rate for the first half of fiscal 2018 was lower than the prior year primarily due to a lower statutory U.S. corporate tax rate of 21% as well as an increased tax benefit on stock-based compensation related to the adoption of ASU 2016-09, partially offset by higher non-deductible items as a result of the Tax Act stemming from new limitations on the deductibility of compensation paid to executive officers and the deductibility of meals and entertainment. The effective tax rate in the first half of fiscal 2018 was lower than the combined federal and state statutory tax rate primarily due to the tax benefit on stock-based compensation related to the adoption of ASU 2016-09, partially offset by non-deductible items referenced above as a result of the Tax Act. The effective tax rate in the first half of fiscal 2017 was lower than the combined Federal and state statutory tax rate primarily due to a favorable geographical mix of earnings, as well as the tax benefit related to stock-based compensation and the tax implications associated with the reversal of contingent consideration.

        During fiscal 2016, an examination by the Internal Revenue Service for fiscal 2014 commenced. During the second quarter of fiscal 2018, the IRS exam concluded with no changes made to CRA's fiscal 2014 tax liability. As a result, CRA recognized previously unrecognized gross tax benefits of approximately $209 thousand.

        CRA has not provided for deferred income taxes or foreign withholding taxes on undistributed earnings and other basis differences that may exist from its foreign subsidiaries as of June 30, 2018 because such earnings are considered to be indefinitely reinvested. CRA does not rely on these unremitted earnings as a source of funds for its domestic business as it expects to have sufficient cash flow in the U.S. to fund its U.S. operational and strategic needs. If CRA were to repatriate its foreign earnings that are indefinitely reinvested, it would accrue substantially no additional tax expense.

17. Contingencies

        CRA is subject to legal actions arising in the ordinary course of business. In management's opinion, CRA has adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions. CRA does not believe any settlement or judgment relating to any pending legal action would materially affect its financial position or results of operations.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

18. Correction

        During the first quarter of fiscal 2018, CRA discovered the December 30, 2017 balances of deferred compensation and other non-current liabilities of $20.7 million and deferred rent and facility-related non-current liabilities of $11.5 million had been transposed. These immaterial offsetting errors had a net effect of $0 on non-current liabilities and total liabilities and have been revised as follows in the presentation of the December 30, 2017 balance sheet in this quarterly report on Form 10-Q (in thousands):

	As previously reported	As revised
Deferred compensation and other non-current liabilities	$20,656	$11,526
Deferred rent and facility-related non-current liabilities	$11,526	$20,656

        During the second quarter of fiscal 2018, CRA discovered that the accounts receivable and unbilled services allowances presented on the December 30, 2017 consolidated balance sheet required adjustment. These adjustments in disclosure are immaterial and had no effect on the amounts of accounts receivable and unbilled services presented on the December 30, 2017 consolidated balance sheet (in thousands):

	As previously reported	As revised
Allowance netted against accounts receivable	$7,378	$5,252
Accounts receivable, net of allowance	$79,803	$79,803
Allowance netted against unbilled service	$1,746	$865
Unbilled services, net of allowance	$33,530	$33,530

        As a result of the adjustment to the accounts receivable allowance, the following classification changes were required within the operating activities portion of the July 1, 2017 consolidated statement of cash flows (in thousands):

	As previously reported	As revised
Accounts receivable allowance	$2,620	$1,536
Accounts receivable	$(6,344)	$(5,260)
Net cash used in operating activities	$(8,483)	$(8,483)

19. Subsequent Events

        On August 2, 2018, CRA announced that its Board of Directors declared a quarterly cash dividend of $0.17 per share of CRA's common stock, payable on September 21, 2018 to shareholders of record as of August 28, 2018.

        During the month of July 2018, CRA repaid $7.5 million in the U.S. and £2.5 million in the U.K. on its existing borrowings under its revolving line of credit. After these repayments, $10 million of borrowings remain outstanding in the U.S.

        In July 2018, CRA received the GNU final distribution in the amount of $56 thousand in accordance with the asset purchase agreement.

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

Critical Accounting Policies and Significant Estimates

        The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. ("U.S. GAAP"). The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets and liabilities, as well as the related disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates in these condensed consolidated financial statements include, but are not limited to, allowances for accounts receivable and unbilled services, revenue recognition on fixed price contracts, depreciation of property and equipment, share-based compensation, valuation of acquired intangible assets, impairment of long lived assets, goodwill, accrued and deferred income taxes, valuation allowances on deferred tax assets, accrued compensation, and other accrued expenses. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if our assumptions based on past experience or our other assumptions do not turn out to be substantially accurate.

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

  •
  Deferred compensation

  •
  Valuation of goodwill and other intangible assets

  •
  Accounting for income taxes

        Except for the adoption of ASC 606, we did not adopt any changes in the first half of fiscal 2018 that had a material effect on these critical accounting policies, nor did we make any changes to our accounting policies in the first half of fiscal 2018 that changed these critical accounting policies.

Revenue from Contracts with Customers

        We adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASC 606) on January 1, 2018, using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for fiscal 2018 reflect the application of ASC 606 guidance while the reported results for fiscal 2017 were prepared under the guidance of ASC 605, Revenue Recognition (ASC 605). The cumulative effect of applying ASC 606 to all contracts with customers that were not completed as of December 30, 2017 amounted to $0.4 million. The cumulative effect adjustment resulted in an increase to our fiscal 2018 opening balance of retained earnings of $0.4 million, net of tax. Prior periods were not retrospectively adjusted. See Note 14 to our consolidated condensed financial statements for a complete description of our accounting policy.

Recent Accounting Standards

        See Note 5 to our condensed consolidated financial statements included in this quarterly report on Form 10-Q for a discussion of recent accounting standards that we have not yet adopted. Additionally, Note 5 should be read in conjunction with the disclosure under the heading "Recent Accounting Standards" contained in Note 1 to our consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017.

Results of Operations—For the Fiscal Quarter and Fiscal Year-to-Date Period Ended June 30, 2018, Compared to the Fiscal Quarter and Fiscal Year-to-Date Period Ended July 1, 2017

        The following table provides operating information as a percentage of revenues for the periods indicated:

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Revenues	100.0%	100.0%	100.0%	100.0%
Costs of services (exclusive of depreciation and amortization)	66.0	69.7	67.8	70.3
Selling, general and administrative expenses	22.5	21.7	22.1	21.4
Depreciation and amortization	2.3	2.4	2.3	2.3

Income from operations	9.2	6.3	7.7	5.9
GNU gain on sale of business assets	0.0	0.3	0.0	0.1
Interest expense, net	(0.3)	(0.2)	(0.2)	(0.1)
Other income (expense), net	0.4	0.0	0.1	(0.1)

Income before provision for income taxes	9.2	6.3	7.6	5.8
Provision for income taxes	2.7	2.2	1.9	2.1

Net income	6.5	4.2	5.7	3.7
Net (income) loss attributable to noncontrolling interest, net of tax	0.0	(0.1)	0.0	0.0

Net income attributable to CRA International, Inc.	6.5%	4.1%	5.7%	3.7%

Fiscal Quarter Ended June 30, 2018 Compared to the Fiscal Quarter Ended July 1, 2017

        Revenues.    Revenues increased by $11.9 million, or 12.7%, to $105.5 million for the second quarter of fiscal 2018 from $93.6 million for the second quarter of fiscal 2017. The increase in net revenue was a result of an increase in gross revenues of $11.7 million as compared to the second quarter of fiscal 2017, while write-offs and reserves decreased by $0.2 million compared to the second quarter of 2017. Included in revenues are the effect of changes in currency exchange rates of an increase of $1.2 million and a decrease of $1.8 million for the second quarters of fiscal 2018 and 2017, respectively. Utilization increased to 79% for the second quarter of fiscal 2018 from 76% for the second quarter of fiscal 2017, while consultant headcount grew modestly from 600 at the end of the second quarter of fiscal 2017 to 628 at the end of the second quarter of fiscal 2018. Billable hours increased by 9.9% for the second quarter of fiscal 2018 when compared to the second quarter of fiscal 2017.

        Overall, revenues outside of the U.S. represented approximately 19% of total revenues for the second quarter of fiscal 2018 compared with approximately 20% of total revenues for the second quarter of fiscal 2017. Revenues derived from fixed-price engagements decreased to 20% of total revenues for the second quarter of fiscal 2018 compared with 30% of total revenues for the second quarter of fiscal 2017. These percentages of revenue derived from fixed-price engagements depend largely on the proportion of our revenues derived from our management consulting business, which typically has a higher concentration of fixed-price service contracts.

        Costs of Services (exclusive of depreciation and amortization).    Costs of services (exclusive of depreciation and amortization) increased by $4.5 million, or 6.9%, to $69.7 million for the second quarter of fiscal 2018 from $65.2 million for the second quarter of fiscal 2017. The increase in costs of services was due primarily to an increase of $2.0 million in employee compensation and fringe benefit costs attributable to salaries and benefits associated with our increased consulting headcount, an increase in forgivable loan amortization of $1.3 million and an increase in incentive and retention compensation costs of $2.5 million, offset by a decrease in stock compensation expense of $0.3 million and decrease in the valuation of the contingent consideration of $2.3 million, of which $1.7 million relates to a decrease in valuation of the contingent consideration liability during the second quarter of fiscal 2018 compared to an increase of $0.6 million in the valuation of the contingent consideration liability during the second quarter of fiscal 2017. Additionally, client reimbursable expenses increased by $1.4 million in the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017. As a percentage of revenues, costs of services (exclusive of depreciation and amortization) decreased to 66.0% for the second quarter of fiscal 2018 from 69.7% for the second quarter of fiscal 2017.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by $3.4 million, or 16.7%, to $23.7 million for the second quarter of fiscal 2018 from $20.3 million for the second quarter of fiscal 2017. A significant contributor to this increase was a $0.6 million increase in employee and incentive compensation, $1.4 million increase in other operating expenses due to increased travel and entertainment costs and professional services fees, a $0.7 million increase in rent expense due to additional leased space in our San Francisco, Chicago and London offices, as well as an increase in commissions to our nonemployee experts of $1.2 million for the second quarter of fiscal 2018 as compared to the second quarter of fiscal 2017, as a higher percentage of our revenue for the quarter was sourced by our nonemployee experts. Offsetting these increases was a decrease of $0.5 million in impairment charges related to customer relationship intangibles in fiscal 2017.

        As a percentage of revenues, selling, general and administrative expenses increased slightly to 22.5% for the second quarter of fiscal 2018 from 21.7% for the second quarter of fiscal 2017 due primarily to the aforementioned increase in selling, general and administrative expenses, somewhat offset by the effect of an increase in revenues in the second quarter of fiscal 2018 as compared with the second quarter of fiscal 2017. Commissions to our nonemployee experts increased slightly to 3.3% of revenues for the second quarter of fiscal 2018 compared to 2.4% of revenues for the second quarter of fiscal 2017.

        Provision for Income Taxes.    The income tax provision was $2.9 million and the effective tax rate was 29.8% for the second quarter of fiscal 2018 compared to $2.0 million and 34.0% for the second quarters of fiscal 2017. The effective tax rate for the second quarter of fiscal 2018 was lower than the prior year primarily due to a lower statutory US corporate tax rate of 21% as well as an increased tax benefit related to stock-based compensation resulting from the adoption of ASU 2016-09. This was partially offset by higher non-deductible items in fiscal 2018 as a result of the Tax Act stemming from new limitations on the deductibility of compensation paid to executive officers and the deductibility of meals and entertainment, coupled with a discrete benefit recorded in fiscal 2017 that was nonrecurring in fiscal 2018. The effective tax rate in the second quarter of fiscal 2018 was higher than the combined federal and state statutory tax rate primarily due to the non-deductible items referenced above as a result of the Tax Act, partially offset by the tax benefit on stock-based compensation related to the adoption of ASU 2016-09. The effective tax rate in the second quarter of fiscal 2017 was lower than the combined federal and state statutory tax rate primarily due to a favorable geographical mix of earnings as well as the tax benefit related to stock-based compensation and the tax implications associated with the reversal of contingent consideration recorded as discrete items during the quarter.

        Net Income Attributable to CRA International, Inc.    Net income attributable to CRA International, Inc. increased by $3.0 million to $6.8 million for the second quarter of fiscal 2018 from $3.8 million for the second quarter of fiscal 2017. The net income per diluted share was $0.79 per share for the second quarter of fiscal 2018, compared to $0.44 of net income per diluted share for the second quarter of fiscal 2017. Weighted average diluted shares outstanding decreased by approximately 68,000 shares to approximately 8,550,000 shares for the second quarter of fiscal 2018 from approximately 8,618,000 shares for the second quarter of fiscal 2017. The decrease in weighted average diluted shares outstanding was primarily due to the repurchase and retirement of shares of our common stock since July 1, 2017, offset in part by an increase related to our share-based compensation awards.

Fiscal Year-to-Date Period Ended June 30, 2018 Compared to the Fiscal Year-to-Date Period Ended July 1, 2017

        Revenues.    Revenues increased by $23.3 million, or 12.8%, to $205.0 million for the fiscal year-to-date period ended June 30, 2018 from $181.7 million for the fiscal year-to-date period ended July 1, 2017. The increase in net revenue was a result of an increase in gross revenues of $24.0 million as compared to the first half of fiscal 2017, offset by an increase in write-offs and reserves of $0.8 million as compared to the first half of fiscal 2017. Included in revenues are the effect of changes in currency exchange rates of an increase of $3.4 million and a decrease of $3.9 million for the second quarters of fiscal 2018 and 2017, respectively. Utilization increased to 76% for the first half of fiscal 2018 from 74% for the first half of fiscal 2017, while consultant headcount declined modestly during the first half of fiscal 2018.

        Overall, revenues outside of the U.S. represented approximately 20% and 19% of total revenues for the fiscal year-to-date period ended June 30, 2018 and the fiscal year-to-date period ended July 1, 2017, respectively. Revenues derived from fixed-price engagements were 20% and 26% of total revenues for the fiscal year-to-date period ended June, 2018 and the fiscal year-to-date period ended July 1, 2017, respectively. These percentages of revenue derived from fixed-price engagements depend largely on the proportion of our revenues derived from our management consulting business, which typically has a higher concentration of fixed-price service contracts.

        Costs of Services (exclusive of depreciation and amortization).    Costs of services (exclusive of depreciation and amortization) increased by $11.3 million, or 8.8%, to $139.1 million for the fiscal year-to-date period ended June 30, 2018 from $127.8 million for the fiscal year-to-date period ended

July 1, 2017. The increase in costs of services was due primarily to an increase of $4.9 million in employee compensation and fringe benefit costs attributable to salaries and benefits associated with our increased consulting headcount, primarily attributable to the C1 acquisition, an increase in incentive and retention compensation costs of $5.1 million, and an increase in forgivable loan amortization of $1.0 million, offset by a decrease in stock compensation expense of $0.7 million and a decrease in the valuation of the contingent consideration of $2.4 million of which $1.8 million relates to a decrease in valuation of the contingent consideration liability during the fiscal year-to-date period ended June 30, 2018 compared to an increase of $0.6 million in the valuation of the contingent consideration liability during the fiscal year-to-date period ended June 30, 2017. Additionally, client reimbursable expenses increased by $3.5 million in the first half of fiscal 2018 compared to the first half of fiscal 2017. As a percentage of revenues, costs of services (exclusive of depreciation and amortization) decreased to 67.8% for the first half of fiscal 2018 from 70.3% for the first half of fiscal 2017.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by $6.4 million, or 16.4%, to $45.4 million for the first half of fiscal 2018 from $39.0 million for the first half of fiscal 2017. The primary contributors to this increase were an increase in employee and incentive compensation of $1.0 million, a $1.8 million increase in other operating expenses due to increased travel and entertainment costs and professional services fees, $2.4 million increase in rent and operating costs due additional space in our New York, San Francisco, Chicago and London offices, as well as an increase in commissions to our nonemployee experts of $1.5 million for the first half of fiscal 2018 as compared to the first half of fiscal 2017, as a higher percentage of our revenue for the quarter was sourced by our nonemployee experts.

        As a percentage of revenues, selling, general and administrative expenses increased to 22.1% for the fiscal year-to-date period ended June 30, 2018 from 21.4% for the fiscal year-to-date period ended July 1, 2017 due primarily to the increase in revenues. Commissions to our nonemployee experts increased to 3.2% of revenues for the fiscal year-to-date period ended June 30, 2018 compared to 2.8% of revenues for the fiscal year-to-date period ended July 1, 2017 as less revenue was sourced by nonemployee experts in the first half of fiscal 2017 compared to the first half of fiscal 2018.

        GNU Gain on Sale of Business Assets.    On April 13, 2016, a buyer acquired substantially all of the business assets and assumed substantially all of the liabilities of GNU for a purchase price of $1.35 million. Of this amount, $1.1 million was received at closing, and the remaining $0.25 million was paid in full on May 3, 2017. GNU recognized a gain on sale of its business assets of $0.25 million during the second quarter of fiscal 2017, of which $0.14 million is attributed to CRA.

        Provision for Income Taxes.    For the first half of fiscal 2018, our income tax provision was $3.9 million, and the effective tax rate was 25.1%, compared to a provision of $3.8 million and an effective tax rate of 36.0% for the first half of fiscal 2017. The effective tax rate for the first half of fiscal 2018 was lower than the prior year primarily due to a lower statutory U.S. corporate tax rate of 21% as well as an increased tax benefit on stock-based compensation related to the adoption of ASU 2016-09, partially offset by higher non-deductible items as a result of the Tax Act stemming from new limitations on the deductibility of compensation paid to executive officers and the deductibility of meals and entertainment. The effective tax rate in the first half of fiscal 2018 was lower than the combined federal and state statutory tax rate primarily due to the tax benefit on stock-based compensation related to the adoption of ASU 2016-09, partially offset by non-deductible items referenced above as a result of the Tax Act. The effective tax rate in the first half of fiscal 2017 was lower than the combined federal and state statutory tax rate primarily due to a favorable geographical mix of earnings, as well as the tax benefit related to stock-based compensation and the tax implications associated with the reversal of contingent consideration.

        Net Income Attributable to CRA International, Inc.    Net income attributable to CRA International, Inc. increased by $5.0 million to $11.7 million for the fiscal year-to-date period ended

June 30, 2018 from $6.7 million for the fiscal year-to-date period ended July 1, 2017. The diluted net income per share was $1.35 for the fiscal year-to-date period ended June 30, 2018, compared to diluted net income per share of $0.77 for the fiscal year-to-date period ended July 1, 2017. Diluted weighted average shares outstanding increased by approximately 30,000 to approximately 8,649,000 shares for the fiscal year-to-date period ended June 30, 2018 from approximately 8,619,000 shares for the fiscal year-to-date period ended July 1, 2017.

Liquidity and Capital Resources

  Fiscal Year-to-Date Period Ended June 30, 2018

        We believe that our current cash, cash equivalents, cash generated from operations, and amounts available under our bank revolving line of credit will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

        General.    In the fiscal year-to-date period ended June 30, 2018, cash and cash equivalents decreased by $45.0 million. We completed the period with cash and cash equivalents of $9.0 million and working capital (defined as current assets less current liabilities) of $36.6 million. The principal drivers of the reduction of cash was payment of a significant portion of our fiscal 2017 performance bonuses in the first half of 2018, the repurchase of shares, the funding of forgivable loans and the buildout costs of our New York, San Francisco, Chicago and London offices.

        Of the total cash and cash equivalents of $9.0 million at June 30, 2018, $3.2 million was held within the U.S. We have sufficient sources of liquidity in the U.S., including cash from operations and availability on our revolving line of credit, to fund U.S. activities. At June 30, 2018, we had outstanding borrowings on the revolving line of credit of $20.8 million, which is expected to be paid within 12 months of borrowing.

        Sources and Uses of Cash.    During the fiscal year-to-date period ended June 30, 2018, net cash used in operating activities was $32.8 million. Net income was $11.7 million for the fiscal year-to-date period ended June 30, 2018. The primary factor in cash used in operations was the decrease in the "accounts payable, accrued expenses, and other liabilities" line item of the statement of cash flows of $31.3 million due to the payment of a significant portion of our fiscal 2017 performance bonuses during the first half of fiscal 2018. Other uses of cash included an increase of $9.9 million in accounts receivable, an increase of $5.0 million in unbilled receivables and an increase of $12.1 million in forgivable loans. The change in forgivable loans for the period of $12.1 million was primarily driven by $19.3 million of forgivable loan issuances, net of repayments, as well as an increase of $0.4 million of foreign currency exchange, offset by $7.6 million of forgivable loan amortization. Offsetting these uses of cash was a $0.4 million decrease in the prepaid expenses and other current assets, and other assets and a $1.5 million decrease in incentive cash awards. Cash provided by operations included non-cash items including depreciation and amortization expense of $4.7 million and share-based compensation expenses of $2.4 million.

        During the fiscal year-to-date period ended June 30, 2018, net cash used in investing activities was $8.9 million for capital expenditures.

        During the fiscal year-to-date period ended June 30, 2018, net cash used in financing activities was $2.8 million, primarily as a result of borrowings under the revolving line of credit of $30.2 million and $0.9 million received upon the issuance of shares of common stock related to the exercise of stock options. Offsetting these increases in cash were the tax withholding payments reimbursed by restricted shares of $1.8 million, payment of $2.8 million of cash dividends to shareholders, repayment of $8.8 million under the revolving line of credit, and $20.4 million of repurchases of common stock.

  Indebtedness

        We are party to a credit agreement that provides us with a $125.0 million revolving credit facility and a $15.0 million sublimit for the issuance of letters of credit. We may use the proceeds of the revolving credit facility to provide working capital and for other general corporate purposes. Generally, we may repay any borrowings under the revolving credit facility at any time, but must repay all borrowings no later than October 24, 2022. There was $20.8 million in outstanding borrowings under this revolving line of credit as of June 30, 2018. During the month of July 2018, we repaid $7.5 million in the U.S. and £2.5 million in the U.K. After these repayments, $10 million of borrowings remain outstanding in the U.S. The remaining borrowings are expected to be repaid over the next 12 months in accordance with the terms of the agreement.

        The amount available under this revolving line of credit is reduced by certain letters of credit outstanding, which amounted to $3.9 million as of June 30, 2018. Borrowings under the revolving credit facility bear interest at a rate per annum, at our election, of either (i) the adjusted base rate, as defined in the credit agreement, plus an applicable margin, which varies between 0.25% and 1.25% depending on our total leverage ratio as determined under the credit agreement, or (ii) the adjusted eurocurrency rate, as defined in the credit agreement, plus an applicable margin, which varies between 1.25% and 2.25% depending on our total leverage ratio. We are required to pay a fee on the unused portion of the revolving credit facility at a rate per annum that varies between 0.20% and 0.35% depending on our total leverage ratio. Borrowings under the revolving credit facility are secured by 100% of the stock of certain of our U.S. subsidiaries and 65% of the stock of certain of our foreign subsidiaries, which represent approximately $28.2 million in net assets as of June 30, 2018.

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

  Forgivable Loans and Term Loans

        In order to attract and retain highly skilled professionals, we may issue forgivable loans or term loans to employees and non-employee experts. A portion of these loans is collateralized by key man life insurance. The forgivable loans have terms that are generally between three and eight years. The principal amount of forgivable loans and accrued interest is forgiven by us over the term of the loans, so long as the employee or non-employee expert continues employment or affiliation with us and complies with certain contractual requirements. The expense associated with the forgiveness of the principal amount of the loans is recorded as compensation expense over the service period, which is consistent with the term of the loans.

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

  Business Acquisitions

        As part of our business, we regularly evaluate opportunities to acquire other consulting firms, practices or groups or other businesses. In recent years, we have typically paid for acquisitions with cash, or a combination of cash and our common stock, and we may continue to do so in the future. To pay for an acquisition, we may use cash on hand, cash generated from our operations, borrowings under our revolving credit facility, or we may pursue other forms of financing. Our ability to secure short-term and long-term debt or equity financing in the future, including our ability to refinance our current senior loan agreement, will depend on several factors, including our future profitability, the levels of our debt and equity, restrictions under our existing revolving line of credit with our bank, and the overall credit and equity market environments. See Note 6 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further details of the C1 acquisition in 2017.

  Share Repurchases

        On May 3, 2017 and February 15, 2018, we announced our Board of Directors approved share repurchase programs of up to $20.0 million, and $20.0 million, respectively, of our common stock. We may repurchase shares under these programs in open market purchases (including through any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. During the fiscal quarter and fiscal year-to-date period ended June 30, 2018, we repurchased and retired 215,585 shares and 378,477 shares, respectively, under these share repurchase programs at an average price per share of $55.99 and $53.90, respectively. During the fiscal quarter and fiscal year-to-date period ended July 1, 2017, we repurchased and retired 389,079 shares under these share repurchase programs at an average price per share of $34.63. As of June 30, 2018, there was approximately $9.1 million available for future repurchases under these programs. We will finance these programs with available cash, cash from future operations and funds from our existing revolving credit facility. We expect to continue repurchasing shares under these programs.

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

        The hiring of individuals to replenish and expand our employee base is an essential part of our business operations and has historically been funded principally from operations. Many of the other above activities are discretionary in nature. For example, capital expenditures can be deferred, acquisitions can be forgone, and share repurchase programs and regular dividends can be suspended. As such, our operating model provides flexibility with respect to the deployment of cash flow from operations. Given this flexibility, we believe that our cash flows from operations, supplemented by cash on hand and borrowings under our bank credit facility (as necessary), will provide adequate cash to fund our cash needs from normal operations for at least the next 12 months.

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

  •
  the market prices of our securities.

Contractual Obligations

        On August 16, 2017, we entered into a second amendment to our lease with BP Hancock LLC, as landlord, for our office space located at 200 Clarendon Street, Boston, Massachusetts. Under the amendment, we will lease 28,757 square feet of office space on the building's 11th floor, in addition to the 67,659 square feet of office space we currently lease on the building's 9th, 10th and 25th floors. The landlord expects to deliver possession of the new space on or before April 1, 2019. If we do not have possession of the new space by April 1, 2020 and certain other conditions are not satisfied, the amendment gives us a right to terminate the lease with respect to the space on the 11th floor. The amendment also extends the base term of the lease for an additional five years ending on July 31, 2030. Beginning six months after the landlord delivers possession of the new space on the 11th floor to us or, if earlier, when we commence operations in the new space, the annual base rent for the new space through the end of the lease's base term, exclusive of customary operating costs and expenses, will be approximately $1.9 million per year, subject to annual increases of approximately 1.7% per year. Beginning on August 1, 2025, the annual fixed rent for the 9th and 10th floors will be payable at the same rate per square foot then in effect for the 11th floor. The amendment includes a tenant improvement allowance of approximately $2.9 million. Subject to certain conditions, the lease will be extendable for two additional five-year periods. The amendment also gives us the right to terminate our lease of 10,057 square feet of office space on the building's 25th floor effective as of the date on which we begin paying rent for the 11th floor. On May 24, 2018, we notified the landlord of our intent to terminate the lease of the 25th floor effective as of the rent commencement date of the second amendment, which is expected to occur on or before October 1, 2019.

        On June 27, 2018, we entered into a third amendment to our lease with BP Hancock LLC for an additional 14,097 square feet of office space on the 12th floor of our Boston office building. The landlord expects to deliver possession of the new space on or before May 1, 2019. If we do not have possession of the new space on the 12th floor by May 1, 2020 and certain other conditions are not satisfied, the amendment gives us a right to terminate the lease with respect to the new space. The third amendment is coterminous with the lease for the 9th, 10th and 11th floors, ending on July 31, 2030. Beginning six months after the landlord delivers possession of the new space on the 12th floor to us or, if earlier, when we commence operations in the new space, the annual base rent for the new space through the end of the lease's base term, exclusive of customary operating costs and expenses, will be approximately $1.0 million per year, subject to annual increases of approximately 1.6% per year. The amendment includes a tenant improvement allowance of approximately $1.2 million. The amendment also gives us a right of first offer to rent certain additional office space in the building if it becomes available.

Factors Affecting Future Performance

        Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q, as well as a description of material risks we face, are set forth under the heading "Risk Factors" included in Part I—Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2017 filed with the SEC on March 12, 2018. If any of these risks, or any risks not presently known to us or that we currently believe are not significant, develops into an actual event, then our business, financial condition, and results of operations could be adversely affected.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

        For information regarding our exposure to certain market risks see "Item 7A. Quantitative and Qualitative Disclosures about Market Risk," in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017 filed with the SEC on March 12, 2018.

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. This is done in order to ensure that information we are required to disclose in the reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2018, due to the material weaknesses in internal control over financial reporting related to the inadequate design and execution of controls over non-routine technical accounting matters and information technology general controls ("ITGC") related to program changes to our accounting software. In addition, despite the significant efforts made during the fiscal year ended December 30, 2017 to remediate our previously identified material weaknesses, the material weakness in internal controls over ITGC prevented us from remediating the material weaknesses in internal controls over financial reporting in respect of revenue and related reserve processes and compensation-related processes described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2017.

        Notwithstanding these material weaknesses, management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material aspects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Evaluation of Changes in Internal Control over Financial Reporting

        Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, we evaluated whether there were any changes in our internal control over financial reporting during the first half of fiscal 2018. Except for the ongoing remediation of the material weaknesses in internal controls over financial reporting noted above pursuant to the plans described in Item 9A of our Annual Reports on Form 10-K for the fiscal years ended December 31, 2016 and December 30, 2017, respectively, there were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during the second quarter of fiscal 2018, except those disclosed below, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

        On December 31, 2017, we implemented ASC 606, Revenue from Contracts with Customers. Although the new revenue standard did not have a material impact on our ongoing net income, we did implement changes to our processes related to revenue recognition and the control activities within them. These included the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering of information provided for disclosures.

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

  •
  Continued strengthening of our accounting policies, procedures, controls and formalized documentation of our control policies, in addition to the execution thereof; and

  •
  Engagement of a third party to assist in the design and development of our information technology capabilities, processes and systems.

Important Considerations

        The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness with respect to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings

        None.

ITEM 1A.    Risk Factors

        There has been no material change in any risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017 filed with the SEC on March 12, 2018. See "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017 for a complete description of the material risks we face.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        (a)   Not applicable.

        (b)   Not applicable.

        (c)   The following table provides information about our repurchases of shares of our common stock during the fiscal quarter ended June 30, 2018. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the fiscal quarter into three periods of four weeks, four weeks, and five weeks, respectively, to coincide with our reporting periods during the second quarter of fiscal 2018.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2018 to April 28, 2018	215,585	$55.99	215,585	$9,093,724
April 29, 2018 to May 26, 2018	—	—	—	$9,093,724
May 27, 2018 to June 30, 2018	—	—	—	$9,093,724

(1)
On May 3, 2017 and February 15, 2018, we announced that our Board of Directors had approved share repurchase programs of up to $20.0 million and $20.0 million, respectively, of our common stock. We may repurchase shares under any of these programs in open market purchases (including through any

  Rule 10b5-1 plan adopted by us) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. During the four weeks ended April 28, 2018, we repurchased and retired 215,585 shares under these programs at an average price per share of $55.99. Approximately $9.1 million was available for future repurchases under these programs as of June 30, 2018. We expect to continue to repurchase shares under these programs.

ITEM 3.    Defaults Upon Senior Securities

        None.

ITEM 4.    Mine Safety Disclosures

        None.

ITEM 5.    Other Information

        None.

ITEM 6.    EXHIBIT INDEX

Item No.		Description
10.1		Second Amendment to Lease dated as of August 16, 2017 by and between CRA International, Inc. and BP Hancock LLC.
10.2		Third Amendment to Lease dated as of June 27, 2018 by and between CRA International, Inc. and BP Hancock LLC.
10.3	*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan, as amended.
10.4	*	Form of Restricted Stock Agreement for Employee or Independent Contractor Award under the 2006 Equity Incentive Plan, as amended.
31.1		Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2		Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1		Section 1350 certification
101
The following financial statements from CRA International, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Condensed Consolidated Income Statements (unaudited) for the fiscal quarters and the fiscal year-to-date periods ended June 30, 2018 and July 1, 2017, (ii) Condensed Consolidated Statements of Comprehensive Income (unaudited) for the fiscal quarters and the fiscal year-to-date periods ended June 30, 2018 and July 1, 2017, (iii) Condensed Consolidated Balance Sheets (unaudited) as at June 30, 2018 and December 30, 2017, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the fiscal year-to-date periods ended June 30, 2018 and July 1, 2017, (v) Condensed Consolidated Statement of Shareholders' Equity (unaudited) for the fiscal year-to-date period ended June 30, 2018, and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

*
Management contract or compensatory plan

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRA INTERNATIONAL, INC.
Date: August 2, 2018	By:	/s/ PAUL A. MALEH Paul A. Maleh President and Chief Executive Officer
Date: August 2, 2018	By:	/s/ CHAD M. HOLMES Chad M. Holmes Chief Financial Officer, Executive Vice President and Treasurer
Date: August 2, 2018	By:	/s/ DOUGLAS C. MILLER Douglas C. Miller Vice President and Chief Accounting Officer