Form 10-Q
period 2018-09-29
CRA INTERNATIONAL, INC.
filed 2018-11-01
CIK 1053706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2018
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐

        If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2018
Common Stock, no par value per share	8,101,143 shares

CRA International, Inc.

INDEX

PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements	3
	Condensed Consolidated Income Statements (unaudited)—Quarters Ended and the Fiscal Year-to-Date Periods Ended September 29, 2018 and September 30, 2017	3
	Condensed Consolidated Statements of Comprehensive Income (unaudited)—Quarters Ended and the Fiscal Year-to-Date Periods Ended September 29, 2018 and September 30, 2017	4
	Condensed Consolidated Balance Sheets (unaudited)—September 29, 2018 and December 30, 2017	5
	Condensed Consolidated Statements of Cash Flows (unaudited)—Fiscal Year-to-Date Periods Ended September 29, 2018 and September 30, 2017	6
	Condensed Consolidated Statement of Shareholders' Equity (unaudited)—Fiscal Year-to-Date Period Ended September 29, 2018	7
	Notes to Condensed Consolidated Financial Statements (Unaudited)	8
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	28
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	38
ITEM 4.	Controls and Procedures	38
PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	40
ITEM 1A.	Risk Factors	40
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
ITEM 3.	Defaults Upon Senior Securities	41
ITEM 4.	Mine Safety Disclosures	41
ITEM 5.	Other Information	41
ITEM 6.	Exhibits	42
Signatures		43

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

CRA International, Inc.

Condensed Consolidated Income Statements (unaudited)

(In thousands, except per share data)

	Quarter Ended		Fiscal Year-to-Date Period Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Revenues	$103,871	$91,325	$308,885	$273,059
Costs of services (exclusive of depreciation and amortization)	73,717	62,422	212,813	190,223
Selling, general and administrative expenses	22,293	20,803	67,682	59,778
Depreciation and amortization	2,636	2,453	7,300	6,652

Income from operations	5,225	5,647	21,090	16,406
GNU gain on sale of business assets	—	—	—	250
Interest expense, net	(222)	(116)	(560)	(361)
Other (expense) income, net	(64)	4	72	(233)

Income before provision for income taxes and noncontrolling interest	4,939	5,535	20,602	16,062
Provision for income taxes	1,031	2,310	4,969	6,100

Net income	3,908	3,225	15,633	9,962
Net income attributable to noncontrolling interest, net of tax	—	(11)	—	(82)

Net income attributable to CRA International, Inc.	$3,908	$3,214	$15,633	$9,880

Net income per share attributable to CRA International, Inc.:
Basic	$0.48	$0.39	$1.91	$1.18

Diluted	$0.46	$0.38	$1.81	$1.15

Weighted average number of shares outstanding:
Basic	8,048	8,149	8,129	8,332

Diluted	8,548	8,353	8,615	8,530

Dividends per share	$0.17	$0.14	$0.51	$0.42

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Quarter Ended		Fiscal Year-to-Date Period Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net income	$3,908	$3,225	$15,633	$9,962
Other comprehensive income (loss):
Foreign currency translation adjustments	(198)	1,274	(1,483)	3,611

Comprehensive income	3,710	4,499	14,150	13,573
Less: comprehensive income attributable to noncontrolling interest	—	(11)	—	(82)

Comprehensive income attributable to CRA International, Inc.	$3,710	$4,488	$14,150	$13,491

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except share data)

	September 29, 2018	December 30, 2017
Assets
Current assets:
Cash and cash equivalents	$11,863	$54,035
Accounts receivable, net of allowance of $5,440 at September 29, 2018 and $5,252 at December 30, 2017	88,270	79,803
Unbilled services, net of allowance of $1,427 at September 29, 2018 and $865 at December 30, 2017	43,303	33,530
Prepaid expenses and other current assets	10,847	11,373
Forgivable loans	6,400	5,540

Total current assets	160,683	184,281
Property and equipment, net	50,068	44,643
Goodwill	88,562	89,000
Intangible assets, net	8,189	9,208
Deferred income taxes	8,585	8,713
Forgivable loans, net of current portion	36,786	23,088
Other assets	1,774	2,824

Total assets	$354,647	$361,757

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$23,808	$18,473
Accrued expenses	81,898	94,573
Borrowings on revolving line of credit	5,000	—
Deferred revenue	3,307	6,896
Current portion of deferred compensation	1,288	908
Current portion of deferred rent	1,789	1,131

Total current liabilities	117,090	121,981
Non-current liabilities:
Deferred compensation and other non-current liabilities	13,034	11,526
Deferred rent and facility-related non-current liabilities	23,703	20,656
Deferred income taxes	277	365

Total non-current liabilities	37,014	32,547
Commitments and contingencies (Note 17)
Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 8,064,510 shares and 8,297,172 shares issued and outstanding at September 29, 2018 and December 30, 2017, respectively	30,601	47,414
Retained earnings	181,041	169,390
Accumulated other comprehensive loss	(11,379)	(9,896)

Total CRA International, Inc. shareholders' equity	200,263	206,908
Noncontrolling interest	280	321

Total shareholders' equity	200,543	207,229

Total liabilities and shareholders' equity	$354,647	$361,757

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Fiscal Year-to-Date Period Ended
	September 29, 2018	September 30, 2017
Operating activities:
Net income	$15,633	$9,962
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,305	6,636
Loss on disposal of property and equipment	—	10
Impairment of intangible assets	—	523
GNU gain on sale of business assets	—	(250)
Deferred rent	3,650	1,316
Deferred income taxes	(102)	230
Share-based compensation expenses	3,704	4,633
Accounts receivable allowances	884	1,746
Changes in operating assets and liabilities:
Accounts receivable	(9,391)	(10,180)
Unbilled services	(10,175)	(15,533)
Prepaid expenses and other current assets, and other assets	1,417	6,505
Forgivable loans	(14,716)	2,418
Incentive cash awards	2,367	956
Accounts payable, accrued expenses, and other liabilities	(8,970)	(1,181)

Net cash provided by (used in) operating activities	(8,394)	7,791
Investing activities:
Cash consideration paid for acquisitions	—	(16,163)
Purchases of property and equipment	(13,379)	(5,366)
GNU cash proceeds from sale of business assets	—	250

Net cash used in investing activities	(13,379)	(21,279)
Financing activities:
Issuance of common stock, principally stock option exercises	1,387	2,950
Borrowings under revolving line of credit	30,161	11,500
Repayments under revolving line of credit	(24,599)	(11,500)
Tax withholding payments reimbursed by restricted shares	(1,783)	(703)
Cash paid on dividend equivalents	(98)	(25)
Cash dividends paid to shareholders	(4,168)	(3,529)
Repurchases of common stock	(20,389)	(19,528)
Distribution to noncontrolling interest	(41)	—

Net cash used in financing activities	(19,530)	(20,835)
Effect of foreign exchange rates on cash and cash equivalents	(869)	1,692

Net decrease in cash and cash equivalents	(42,172)	(32,631)
Cash and cash equivalents at beginning of period	54,035	53,530

Cash and cash equivalents at end of period	$11,863	$20,899

Noncash investing and financing activities:
Issuance of common stock for acquired business	$—	$3,044

Purchases of property and equipment not yet paid for	$1,852	$2,568

Purchases of property and equipment paid by a third party	$—	$1,640

Asset retirement obligations	$217	$—

Supplemental cash flow information:
Cash paid for income taxes	$3,409	$7,297

Cash paid for interest	$380	$248

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Condensed Consolidated Statement of Shareholders' Equity (unaudited)

(In thousands, except share data)

	Common Stock				CRA International, Inc. Shareholders' Equity
				Accumulated Other Comprehensive Loss
	Shares Issued	Amount	Retained Earnings			Noncontrolling Interest	Total Shareholders' Equity
BALANCE AT DECEMBER 30, 2017	8,297,172	$47,414	$169,390	$(9,896)	$206,908	$321	$207,229
Net income			15,633		15,633		15,633
Foreign currency translation adjustment				(1,483)	(1,483)		(1,483)
Cumulative effect of a change in accounting principle related to ASC 606, net of tax			366		366		366
Exercise of stock options	65,457	1,387			1,387		1,387
Share-based compensation expense		3,704			3,704		3,704
Restricted share vestings	115,645
Redemption of vested employee restricted shares for tax withholding	(35,287)	(1,783)			(1,783)		(1,783)
Shares repurchased	(378,477)	(20,121)			(20,121)		(20,121)
Distribution to noncontrolling interest						(41)	(41)
Accrued dividends on unvested shares			(82)		(82)		(82)
Cash paid on dividend equivalents			(98)		(98)		(98)
Cash dividends paid to shareholders			(4,168)		(4,168)		(4,168)

BALANCE AT SEPTEMBER 29, 2018	8,064,510	$30,601	$181,041	$(11,379)	$200,263	$280	$200,543

See accompanying notes to the condensed consolidated financial statements.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Business

        CRA International, Inc. ("CRA") is a worldwide leading consulting services firm that applies advanced analytic techniques and in-depth industry knowledge to complex engagements for a broad range of clients. CRA offers services in two broad areas: (1) litigation, regulatory, and financial consulting; and (2) management consulting. CRA operates in one business segment. CRA operates its business under its registered trade name, Charles River Associates.

2. Basis of Presentation and Estimates

        The accompanying unaudited condensed consolidated financial statements reflect the results of operations, financial position, cash flows, and shareholders' equity as of and for the fiscal quarters and year-to-date periods ended September 29, 2018 and September 30, 2017, respectively. These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC) for Quarterly Reports on Form 10-Q. Accordingly, these financial statements do not include all the information and note disclosures required by accounting principles generally accepted in the United States of America (GAAP) for annual financial statements. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair statement of CRA's results of operations, financial position, cash flows, and shareholders' equity for the interim periods presented in conformity with GAAP. Results of operations for the interim periods presented herein are not necessarily indicative of results of operations for a full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 30, 2017 included in CRA's Annual Report on Form 10-K filed with the SEC on March 12, 2018.

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

        On April 13, 2016, a buyer acquired substantially all the business assets and assumed substantially all the liabilities of GNU for a purchase price of $1.35 million. Of this amount, $1.1 million was received at closing, and the remaining $0.25 million was paid in full on May 3, 2017. GNU recognized a gain on sale of its business assets of $0.25 million during the second quarter of fiscal 2017, of which $0.14 million is attributed to CRA. GNU was dissolved on December 15, 2017. In December 2017, CRA received a partial distribution of $0.6 million in accordance with the asset purchase agreement. CRA received another distribution of $0.06 million in accordance with the agreement on July 20, 2018.

4. Recent Accounting Standards Adopted

Revenue from Contracts with Customers

        CRA adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASC 606), which established Accounting Standards Codification ("ASC") Topic 606, on December 31, 2017, using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for fiscal 2018 reflect the application of ASC 606 guidance, while the reported results for fiscal 2017 were prepared under the guidance of ASC 605, Revenue Recognition (ASC 605). The cumulative effect of applying ASC 606 to all contracts with customers that were not completed as of December 30, 2017 amounted to $0.4 million. The cumulative effect adjustment resulted in an increase to CRA's fiscal 2018 opening balance of retained earnings of $0.4 million, net of tax. Prior periods were not retrospectively adjusted.

Statement of Cash Flows (Topic 230): Restricted Cash

        CRA adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"), on January 1, 2018. ASU 2016-18 amends ASC 230 to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. The new standard requires cash and cash equivalents balances on the statement of cash flows to include restricted cash and cash equivalent balances. ASU 2016-18 requires a company to provide appropriate disclosures about its accounting policies pertaining to restricted cash in accordance with GAAP. Additionally, changes in restricted cash and restricted cash equivalents that result from transfers between cash, cash equivalents, and restricted cash and restricted cash equivalents are not to be presented as cash flow activities in the statement of cash flows. The adoption of ASU 2016-18 did not have a material impact on CRA's financial position, results of operations, cash flows, or disclosures.

Business Combinations (Topic 805): Clarifying the Definition of a Business

        CRA adopted ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01"), on January 1, 2018. ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist companies and other reporting organizations with evaluating

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4. Recent Accounting Standards Adopted (Continued)

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

Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

        CRA adopted ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"), on January 1, 2018. ASU 2017-04 simplifies the subsequent measurement of goodwill and eliminates Step 2 from the goodwill impairment test. Under the amendments, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the charge recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment charge, if applicable. The amendments also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. The adoption of ASU 2017-04 did not have a material impact on CRA's financial position, results of operations, cash flows, or disclosures.

Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting

        CRA adopted ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"), on January 1, 2018. ASU 2017-09 updates guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Under the amendments, an entity should account for the effects of a modification unless all the following conditions are met. First, the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. Second, the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified. Third, the classification of the modified award as an equity instrument or a liability is the same as the classification of the original award immediately before the original award is modified. The adoption of ASU 2017-09 did not have a material impact on CRA's financial position, results of operations, cash flows, or disclosures.

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

5. Recent Accounting Standards Not Yet Adopted

Securities and Exchange Commission Simplification and Update of Disclosure Requirements

        In August 2018, the Securities and Exchange Commission announced that it had voted to adopt amendments to certain disclosure requirements that have become duplicative, overlapping, or outdated in light of other Commission disclosure requirements, U.S. Generally Accepted Accounting Principles (GAAP), or changes in the information environment. The Commission has also referred certain disclosure requirements that overlap with, but require information incremental to, GAAP to the Financial Accounting Standards Board (FASB) for consideration for potential incorporation into GAAP. The amendments will be effective 30 days from publication in the Federal Register, or November 4, 2018. CRA has not yet determined the effects, if any, that the adoption of these amendments may have on its financial position, results of operations, cash flows, or disclosures.

Fair Value Measurements (Topic 820)

        In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement ("ASU No. 2018-13"). The ASU eliminates, adds and modifies certain

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

5. Recent Accounting Standards Not Yet Adopted (Continued)

disclosure requirements for fair value measurements from ASC 820. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurement. The new standard is effective for interim and annual periods beginning after December 15, 2019. Entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements. CRA has not yet determined the effects, if any, that the adoption of ASU 2018-10 may have on its financial position, results of operations, cash flows, or disclosures.

Leases (Topic 842)

        In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 establishes a comprehensive new lease accounting model. The new standard clarifies the definition of a lease, requires a dual approach to lease classification similar to current lease classifications, and causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease term of more than 12 months. The new standard is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The new standard requires a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of initial application. While CRA is currently evaluating the impact of adopting ASU 2016-02, based on the lease portfolio as of September 29, 2018, CRA anticipates recording a right of use asset and a lease liability that will materially increase its assets and liabilities on the consolidated balance sheet. CRA continues to evaluate the impact on its consolidated income statement.

        In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases ("ASU 2018-10"). ASU 2018-10 clarifies or corrects unintended application of guidance related to ASU 2016-02. The amendment affects narrow aspects of ASU 2016-02 related to (1) residual value guarantees, (2) rate implicit in the lease, (3) lessee reassessment of lease clarification, (4) lessor reassessment of lease term and purchase option, (5) variable lease payments that depend on an index or a rate, (6) investment tax credits, (7) lease term and purchase option, (8) transition guidance for amounts previously recognized in business combinations, (9) certain transition adjustments, (10) transition guidance for leases previously classified as capital leases under Topic 840, (11) transition guidance for modifications to leases previously classified as direct financing or sales-type leases under Topic 840, (12) transition guidance for sale and leaseback transactions, (13) impairment of net investment in the lease, (14) unguaranteed residual assets, (15) effect of initial direct costs on rate implicit in the lease, and (16) failed sale and leaseback transactions. The amendments in this update affect the amendments in ASU 2016-02, which are not yet effective, but for which early adoption upon issuance is permitted. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements, which creates an optional transition expedient that allows an entity to apply the transition provisions of the new standard, including its disclosure requirements, at its adoption date instead of at the beginning of the earliest comparative period presented as originally required by FASB ASU No. 2016-02.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

5. Recent Accounting Standards Not Yet Adopted (Continued)

        We are in the process of implementing a plan for the adoption of FASB ASU No. 2016-02. Through our implementation efforts, we have determined that we intend to elect to apply the package of practical expedients, and we do not intend to elect to apply the hindsight practical expedient. We will adopt FASB ASU No. 2016-02 on December 30, 2018 using this transition expedient. We expect that adoption of this standard will result in the recognition of a lease liability and right-of-use asset for certain operating leases that are currently not recorded on the consolidated balance sheets. While we have not yet quantified the impact of FASB ASU No. 2016-02 on our consolidated financial position or results of operations, at December 30, 2017, we were contractually obligated to make future payments of $134.0 million under our operating lease obligations in existence as of that date, primarily related to long-term facility leases. Under FASB ASU No. 2016-02, the related operating leases would potentially be required to be presented on our consolidated balance sheets.

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

6. Business Acquisitions

        On January 31, 2017, CRA acquired C1 Consulting LLC, an independent consulting firm, and its wholly-owned subsidiary C1 Associates (collectively, "C1") for initial consideration comprised of cash and CRA restricted common stock. The asset purchase agreement provided for additional purchase consideration to be paid for up to four years following the transaction in the form of an earnout, if specific performance targets are met. These earnout payments are payable in cash and CRA common stock, subject to a transfer lock-up. The fair value of this obligation was measured as of the acquisition date and accounted for as a component of the purchase consideration. Any adjustments to the initial valuation of the obligation in future accounting periods will be reported as an adjustment to net income. The acquisition accounting resulted in the recognition of goodwill of $13.0 million, amortizable intangible assets of $8.5 million, and a contingent consideration liability of $2.4 million.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Cash and Cash Equivalents

        Cash equivalents consist principally of money market funds with maturities of three months or less when purchased. As of September 29, 2018, a substantial portion of CRA's cash accounts was concentrated at a single financial institution, which potentially exposes CRA to credit risks. The financial institution has a short-term credit rating of A-2 by Standard & Poor's ratings services. CRA has not experienced any losses related to such accounts. CRA does not believe that there is significant risk of non-performance by the financial institution, and its cash on deposit is fully liquid. CRA continually monitors the credit ratings of the institution.

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

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9. Fair Value of Financial Instruments (Continued)

        The following table shows CRA's financial instruments as of September 29, 2018 and December 30, 2017 that are measured and recorded in the financial statements at fair value on a recurring basis (in thousands):

	September 29, 2018
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Assets:
Money market funds	$29	$—	$—

Total Assets	$29	$—	$—

Liabilities:
Contingent consideration liability	$—	$—	$5,564

Total Liabilities	$—	$—	$5,564

	December 30, 2017
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Assets:
Money market funds	$5,006	$—	$—

Total Assets	$5,006	$—	$—

Liabilities:
Contingent consideration liability	$—	$—	$5,137

Total Liabilities	$—	$—	$5,137

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

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9. Fair Value of Financial Instruments (Continued)

        The following table summarizes the changes in the contingent consideration liabilities over the fiscal year-to-date period ended September 29, 2018 and the fiscal year ended December 30, 2017 (in thousands):

	September 29, 2018	December 30, 2017
Beginning balance	$5,137	$549
Acquisitions	—	2,357
Remeasurement of acquisition-related contingent consideration	(281)	1,155
Accretion	708	1,328
Payments	—	(299)
Effect of foreign currency translation	—	47

Ending balance	$5,564	$5,137

10. Forgivable Loans

        Forgivable loan activity for the fiscal year-to-date period ended September 29, 2018 and the fiscal year ended December 30, 2017 is as follows (in thousands):

	September 29, 2018	December 30, 2017
Beginning balance	$28,628	$33,962
Advances	29,353	11,672
Repayments	(3,399)	(2,135)
Reclassification to other assets	—	(1,100)
Amortization	(11,308)	(14,155)
Effects of foreign currency translation	(88)	384

Ending balance	$43,186	$28,628

Current portion of forgivable loans	$6,400	$5,540

Non-current portion of forgivable loans	$36,786	$23,088

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

11. Goodwill and Intangible Assets

        The changes in the carrying amount of goodwill during the fiscal year-to-date period ended September 29, 2018, are as follows (in thousands):

	Goodwill, gross	Accumulated impairment losses	Goodwill, net
Balance at December 30, 2017	$165,417	$(76,417)	$89,000
Effects of foreign currency translation	(438)	—	(438)

Balance at September 29, 2018	$164,979	$(76,417)	$88,562

        Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives. There were no impairment losses related to intangible assets during the third quarter of fiscal 2018.

        The components of acquired identifiable intangible assets are as follows (in thousands):

	September 29, 2018	December 30, 2017
Non-competition agreements, net of accumulated amortization of $528 and $464, respectively	$196	$260
Customer relationships, net of accumulated amortization of $4,126 and $3,172, respectively	7,993	8,948

Total, net of accumulated amortization of $4,654 and $3,636, respectively	$8,189	$9,208

12. Accrued Expenses

        Accrued expenses consist of the following (in thousands):

	September 29, 2018	December 30, 2017
Compensation and related expenses	$67,616	$80,105
Income taxes payable	661	153
Other	13,621	14,315

Total	$81,898	$94,573

        As of September 29, 2018, and December 30, 2017, approximately $53.1 million and $63.8 million, respectively, of accrued bonuses were included above in "Compensation and related expenses". Additionally, as of September 29, 2018, "Other" accrued expenses include $6.2 million of commissions due to senior consultants, $0.8 million of direct project accruals, $6.1 million of operating expense accruals and $0.5 million of accrued leasehold improvements. As of December 30, 2017, "Other" accrued expenses include $6.1 million of commissions due to senior consultants, $1.3 million of direct project accruals, $4.4 million of operating expense accruals and $2.5 million of accrued leasehold improvements.

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

13. Credit Agreement

        CRA is party to a credit agreement that provides CRA with a $125.0 million revolving credit facility and a $15.0 million sublimit for the issuance of letters of credit. CRA may use the proceeds of the revolving credit facility to provide working capital and for other general corporate purposes. CRA may repay any borrowings under the revolving credit facility at any time, but no later than October 24, 2022. As of September 29, 2018, there were $5.0 million in borrowings outstanding under this revolving credit facility which are expected to be repaid over the next 12 months in accordance with the terms of the agreement (for more details, refer to Note 19). There were no outstanding borrowings on this facility as of December 30, 2017.

        As of September 29, 2018, the amount available under this revolving credit facility was reduced by $3.9 million due to certain letters of credit outstanding. Under the credit agreement, CRA must comply with various financial and non-financial covenants. Compliance with these financial covenants is tested on a fiscal quarterly basis. As of September 29, 2018 and December 30, 2017, CRA was in compliance with the covenants of its credit agreement.

14. Revenue Recognition

        CRA offers consulting services in two broad lines: (1) litigation, regulatory, and financial consulting; and (2) management consulting. Together, these two service lines comprised all of CRA's consolidated revenues during the fiscal quarter ended September 29, 2018. CRA recognizes all project revenue on a gross basis based on consideration of the criteria set forth in ASC Topic 606-10-55, Principal versus Agent Considerations. Revenue recognized during the fiscal quarter and fiscal year-to-date periods ended September 29, 2018 under ASC 606 are not materially different from the revenues that would have been recognized under ASC 605.

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

        When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in ASC 606, CRA does not assess whether a significant financing component exists if the period between when it performs its obligations under the contract and when the customer pays is one year or less. None of the CRA's contracts contained a significant financing component as of September 29, 2018.

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

        Contracts are often modified to account for changes in project scope. Contract modifications exist when the modification either creates new, or changes existing, enforceable rights and obligations. Generally, contract modifications for consulting services are not distinct from the existing contract as the modification expands CRA's consulting services, contemplated by the existing contract and thus are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price and measure of progress for the performance obligation to which it relates is recognized as an adjustment to revenue on a cumulative catch-up basis.

        Consulting services revenue is generally recognized over time as the services are delivered to the customer based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the consulting services to be provided. Depending on which better depicts the transfer of value to the customer, CRA generally measures its progress on time and materials projects based on the hours incurred and the stated rates outlined in our retention letters with our customers. For fixed price projects progress is measured on a cost-to-cost basis. CRA uses the right-to-invoice measure of progress when it has a right to invoice the customer for an amount that corresponds directly with the value to the customer of its performance to date. Under the right-to-invoice measure of progress, revenues are recorded equal to the amount CRA could invoice the customer. CRA uses the cost-to-cost measure of progress when it best depicts the transfer of value to the customer which occurs as it incurs costs on its contract. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues are recorded proportionally as costs are incurred.

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

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
Type of Contract	September 29, 2018	September 30, 2017(1)	September 29, 2018	September 30, 2017(1)
Consulting services revenues
Fixed Price	$25,047	$23,330	$66,440	$70,235
Time-and-materials	78,824	67,995	242,445	202,824

Total	$103,871	$91,325	$308,885	$273,059

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
Geographic Breakdown	September 29, 2018	September 30, 2017(1)	September 29, 2018	September 30, 2017(1)
Consulting services revenues
United States	$80,721	$70,910	$244,878	$217,609
United Kingdom	17,253	13,572	47,317	40,444
Other	5,897	6,843	16,690	15,006

Total	$103,871	$91,325	$308,885	$273,059

(1)
As noted above, prior period amounts have not been adjusted under the modified retrospective method.

Reserves for Variable Consideration and Credit Risk

        Revenues from CRA's consulting services are recorded at the net transaction price, which includes estimates of variable consideration for which reserves are established. These variable consideration reserves, which are based on actual price concessions and those expected to be extended to CRA customers, are classified as reductions of accounts receivable and unbilled services. These calculated

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

14. Revenue Recognition (Continued)

estimates take into consideration CRA's historical experiences of prior period revenues that were subsequently reversed due to these price concessions. Overall, these reserves reflect CRA's best estimates of the amount of consideration to which it is entitled based on the terms of its contracts with its customers. The amount of variable consideration that is included in the transaction price may be constrained, and is included in the net transaction price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from CRA's estimates. If actual results in the future vary from its estimates, CRA adjusts these estimates, which would affect net revenue and earnings in the period such variances become known.

        CRA's accounts receivable and unbilled services consist of receivables from a broad range of clients in a variety of industries located throughout the U.S. and in other countries. CRA performs a credit evaluation of its clients to minimize its collectability risk. Periodically, CRA will require advance payment from certain clients. However, CRA does not require collateral or other security. CRA maintains accounts receivable allowances for estimated losses and disputed amounts resulting from clients' failures to make required payments. These allowances are determined for specific customer accounts and are based on the financial condition of CRA's customer and related facts and circumstances.

        During the fiscal quarter and fiscal year-to-date period ended September 29, 2018, $0.7 million and $1.1 million, respectively were recorded as a bad debt expense and reported as a component of selling, general and administrative expenses related to credit-related losses.

        Revenues also include reimbursable expenses, which include travel and other out-of-pocket expenses, outside consultants, and other reimbursable expenses. Reimbursable expenses are as follows (in thousands):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Reimbursable expenses	$11,422	$9,675	$34,737	$29,463

Transaction Price Allocated to Future Performance Obligations

        ASC 606 requires that CRA disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of September 29, 2018. The guidance provides certain practical expedients that limit this requirement for (1) contracts with an original expected length of one year or less and (2) contracts for which revenue is recognized at the amount to which CRA has the right to invoice for consulting services performed. Given the nature of its business, CRA does not disclose the value of unsatisfied performance obligations as the practical expedients apply to its unsatisfied performance obligations as of September 29, 2018.

Contract Balances from Contracts with Customers

        CRA defines contract assets as assets for which it has recorded revenue because it determines that it is probable that it will earn a performance based or contingent fee, but is not yet entitled to receive

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

14. Revenue Recognition (Continued)

a fee, because certain events, such as completion of the measurement period or client approval, must occur. These contract assets are included in accounts receivable, net and unbilled services within the consolidated balance sheets. The contract assets balance was immaterial as of September 29, 2018 and December 30, 2017.

        CRA defines contract liabilities as advance payments from or billings to its clients for services that have not yet been performed or earned and retainers. These liabilities are recorded within deferred revenues and are recognized as services are provided. When consideration is received, or such consideration is unconditionally due from a customer prior to transferring consulting services to the customer under the terms of a contract, a contract liability is recorded. Contract liabilities are recognized as revenue after control of the consulting services are transferred to the customer and all revenue recognition criteria have been met.

        During the fiscal quarter and fiscal year-to-date period ended September 29, 2018, CRA recognized the following revenue as a result of changes in the contract liability balance (in thousands):

Revenue recognized in the period from:	Fiscal Quarter Ended September 29, 2018	Fiscal Year-to- Date Period Ended September 29, 2018
Amounts included in contract liabilities at the beginning of the period	$1,505	$6,022
Performance obligations satisfied in previous periods	$3,442	$8,834

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

15. Net Income per Share

        CRA calculates basic and diluted earnings per common share using the two-class method. Under the two-class method, net earnings are allocated to each class of common stock and participating security as if all the net earnings for the period had been distributed. CRA's participating securities consist of unvested share-based payment awards that contain a nonforfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common shareholders. Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

15. Net Income per Share (Continued)

weighted-average number of common shares as of the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards. Net earnings allocable to participating securities were not significant for the third quarter of fiscal 2018 and fiscal 2017.

        The following table presents a reconciliation from net income attributable to CRA International, Inc. to net income available to common shareholders (in thousands):

	Quarter Ended		Fiscal Year-to-Date Period Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net income, as reported	$3,908	$3,214	$15,633	$9,880
Less: net income attributable to participating shares	15	21	82	66

Net income available to common shareholders	$3,893	$3,193	$15,551	$9,814

        The following table presents a reconciliation of basic to diluted weighted average shares of common stock outstanding (in thousands):

	Quarter Ended		Fiscal Year-to-Date Period Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Basic weighted average shares outstanding	8,048	8,149	8,129	8,332
Stock options and restricted stock units	500	204	486	198

Diluted weighted average shares outstanding	8,548	8,353	8,615	8,530

        For the fiscal quarter and fiscal year-to-date period ended September 29, 2018, the anti-dilutive share based awards that were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding amounted to 8,256 and 13,443 shares, respectively. For the fiscal quarter and fiscal year-to-date period ended September 30, 2017, the anti-dilutive share based awards that were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding amounted to 40,439 and 66,470 shares, respectively. These share-based awards were anti-dilutive because their exercise price exceeded the average market price over the respective period.

        On May 3, 2017 and February 15, 2018, CRA announced its Board of Directors authorized the repurchase of up to an additional $20.0 million and $20.0 million, respectively, of CRA's common stock. Repurchases under these programs are discretionary and CRA may make such purchases under any of these programs in the open market (including under any Rule 10b5-1 plan adopted by CRA) or in privately negotiated transactions, in each case in accordance with applicable insider trading and other securities laws and regulations. CRA records the retirement of its repurchased shares as a reduction to common stock. During the fiscal quarter ended September 29, 2018, CRA did not repurchase any shares under these share repurchase programs. During the fiscal year-to-date period ended September 29, 2018, CRA repurchased and retired 378,477 shares under these share repurchase

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

15. Net Income per Share (Continued)

programs at an average price per share of $53.90. During the fiscal quarter and fiscal year-to-date period ended September 30, 2017, CRA repurchased and retired 165,629 shares and 554,708 shares, respectively, under these share repurchase programs at an average price per share of $36.63 and $35.23, respectively. As of September 29, 2018, there was approximately $9.1 million available for future repurchases under these programs.

16. Income Taxes

Effects of the Tax Cuts and Jobs Act

        On December 22, 2017, the Tax Act was signed into U.S. law. The Tax Act significantly changes the Internal Revenue Code of 1986, as amended. The Tax Act, among other things, includes changes to the U.S. corporate tax rate, expands limitations on the deductibility of meals and entertainment, eliminates the exception to the section 162(m) limitation on the deductibility of the compensation paid to certain executive officers for "qualified performance-based compensation," allows for the expensing of capital expenditures, migrates from a "worldwide" system of taxation to a territorial system, and includes a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. ASC Topic 740, "Accounting for Income Taxes," requires companies to recognize the effect of tax law changes in the period of enactment even though the effective date for most provisions is for tax years beginning after December 31, 2017, or in the case of certain other provisions of the law, January 1, 2018.

        Given the significance of the legislation, the U.S. Securities and Exchange Commission staff issued SAB 118, which allows registrants to record provisional amounts during a one year "measurement period" similar to that used when accounting for business combinations. However, the measurement period is deemed to have ended earlier when the registrant has obtained, prepared, and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared, or analyzed.

        SAB 118 summarizes a three-step process to be applied at each reporting period to account for and disclose: (1) the effects of the change in tax law for which accounting is complete; (2) provisional amounts (or adjustments to provisional amounts) for the effects of the change in tax law where accounting is not complete, but a reasonable estimate has been determined; and (3) current or deferred tax amounts reflected in accordance with law prior to the enactment of the change in tax law because the accounting of the effects of the change in tax law are not complete and a reasonable estimate has not been determined, together with qualitative disclosure of the effects of the changes in tax law for which the accounting is not compete, the reason why the accounting is not complete, and the additional information that is needed to be obtained, prepared or analyzed in order to complete the accounting. CRA is applying the guidance in SAB 118 when accounting for the enactment-date effects of the Tax Act. As of September 29, 2018, CRA has not completed its accounting for all the tax effects of the Tax Act; however, in certain cases, as described below, aspects of accounting are complete. Additionally, CRA has made a reasonable estimate of other effects. As further discussed below, during the fiscal year-to-date period ended September 29, 2018, CRA recognized an adjustment of $0.3 million to the provisional amounts recorded at December 30, 2017 and included this adjustment as a component of

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

16. Income Taxes (Continued)

income tax expense from continuing operations. In all cases, CRA will continue to make and refine its calculations as additional analysis is completed. CRA's estimates may also be affected as it gains a more thorough understanding of the tax law. These changes could be material to income tax expense.

        Deferred tax assets and liabilities: In response to the Tax Act, CRA remeasured its U.S. related deferred tax assets and liabilities based on the expected rates at which they may reverse in the future, which is generally 21%. CRA recorded a provisional amount of $3.6 million as of December 30, 2017 related to the remeasurement of its deferred tax balances. Upon refinement of its calculations during the fiscal year-to-date period ended September 29, 2018, CRA adjusted its provisional amount by $0.1 million which was recorded during the first quarter. Additionally, as a result of anticipated guidance in connection with the deductibility of compensation paid to certain executive officers for "qualified performance-based compensation," CRA recorded a provisional amount of $0.2 million during the second quarter. Both adjustments were included as a component of income tax expense from continuing operations, the impact of which was to increase the fiscal year-to-date effective tax rate from 22.7% to 24.1%. CRA will continue to analyze and refine its calculations related to deferred tax balances.

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

        The Tax Act subjects a U.S. shareholder to current tax on global intangible low-taxed income ("GILTI") earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI resulting from those items in the year the tax is incurred. Given the complexity of the GILTI provisions, CRA is still evaluating the effects of the GILTI provisions and has not yet determined its accounting policy. As of the September 29, 2018 reporting period, CRA has included GILTI associated with current-year operations solely within the estimated annual effective tax rate ("EAETR") and has not provided additional GILTI on deferred items.

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

        CRA's effective income tax rates were 20.9% and 41.7% for the third quarter of fiscal 2018 and fiscal 2017, respectively. The effective tax rate for the third quarter of fiscal 2018 was lower than the prior year primarily due to a lower statutory U.S. corporate tax rate of 21%, an increased tax benefit on stock-based compensation related to the adoption of ASU 2016-09, and the remeasurement of U.S deferred tax assets and liabilities based on expected fiscal 2018 applicable state apportionment and

CRA International, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

16. Income Taxes (Continued)

statutory rates. Additionally, there had been a discrete provision recorded in the third quarter of fiscal 2017 that was nonrecurring in the third quarter of fiscal 2018. This was partially offset by higher non-deductible items as a result of the Tax Act stemming from new limitations on the deductibility of compensation paid to executive officers and the deductibility of meals and entertainment. The effective tax rate in the third quarter of fiscal 2018 was lower than the combined federal and state statutory tax rate primarily due to the tax benefit on stock-based compensation related to the adoption of ASU 2016-09 and the remeasurement of U.S deferred tax assets and liabilities based on expected fiscal 2018 applicable state apportionment and statutory rates. The effective tax rate in the third quarter of fiscal year 2017 was higher than the combined federal and state statutory tax rate due to higher executive compensation and the correction of a prior year estimate.

        CRA's effective income tax rates were 24.1% and 38.0% for the fiscal year-to-date periods ended September 29, 2018 and September 30, 2017, respectively. The effective tax rate for the fiscal year-to-date period ended September 29, 2018 was lower than the prior year primarily due to a lower statutory U.S. corporate tax rate of 21% as well as an increased tax benefit on stock-based compensation related to the adoption of ASU 2016-09, partially offset by higher non-deductible items as a result of the Tax Act stemming from new limitations on the deductibility of compensation paid to executive officers and the deductibility of meals and entertainment. The effective tax rate for the fiscal year-to-date period ended September 29, 2018 was lower than the combined federal and state statutory tax rate primarily due to the tax benefit on stock-based compensation related to the adoption of ASU 2016-09, partially offset by non-deductible items referenced above as a result of the Tax Act. The effective tax rate for the fiscal year-to-date period ended September 30, 2017 was lower than the combined federal and state statutory tax rate primarily due to a favorable geographical mix of earnings, as well as the tax benefit related to stock-based compensation and the tax implications associated with the reversal of contingent consideration, offset partially by executive compensation and other discrete unfavorable items.

        CRA has not provided for deferred income taxes or foreign withholding taxes on undistributed earnings and other basis differences that may exist from its foreign subsidiaries as of September 29, 2018 because such earnings are considered to be indefinitely reinvested. CRA does not rely on these unremitted earnings as a source of funds for its domestic business as it expects to have sufficient cash flow in the U.S. to fund its U.S. operational and strategic needs. If CRA were to repatriate its foreign earnings that are indefinitely reinvested, it would accrue substantially no additional tax expense.

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

        As a result of the adjustment to the accounts receivable allowance, the following classification changes were required within the operating activities portion of the September 30, 2017 consolidated statement of cash flows (in thousands):

	As previously reported	As revised
Accounts receivable allowance	$3,166	$1,746
Accounts receivable	$(11,600)	$(10,180)
Net cash provided by operating activities	$7,791	$7,791

19. Subsequent Events

        On November 1, 2018, CRA announced that its Board of Directors declared a quarterly cash dividend of $0.20 per share of CRA's common stock, payable on December 21, 2018 to shareholders of record as of November 27, 2018.

        During the month of October 2018, CRA repaid $5.0 million on its revolving line of credit. After this repayment, no borrowings remain outstanding.

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

  •
  Deferred compensation

  •
  Valuation of goodwill and other intangible assets

  •
  Accounting for income taxes

        Except for the adoption of ASC 606, we did not adopt any changes in the fiscal year-to-date period ended September 29, 2018 that had a material effect on these critical accounting policies, nor did we make any changes to our accounting policies in the fiscal year-to-date period ended September 29, 2018 that changed these critical accounting policies.

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

Results of Operations—For the Fiscal Quarter and Fiscal Year-to-Date Period Ended September 29, 2018, Compared to the Fiscal Quarter and Fiscal Year-to-Date Period Ended September 30, 2017

        The following table provides operating information as a percentage of revenues for the periods indicated:

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Revenues	100.0%	100.0%	100.0%	100.0%
Costs of services (exclusive of depreciation and amortization)	71.0	68.4	68.9	69.7
Selling, general and administrative expenses	21.5	22.8	21.9	21.9
Depreciation and amortization	2.5	2.7	2.4	2.4

Income from operations	5.0	6.2	6.8	6.0
GNU gain on sale of business assets	—	—	—	0.1
Interest expense, net	(0.2)	(0.1)	(0.2)	(0.2)
Other income (expense), net	(0.1)	0.0	0.0	(0.1)

Income before provision for income taxes and noncontrolling interest	4.8	6.1	6.7	5.9
Provision for income taxes	1.0	2.5	1.6	2.2

Net income	3.8	3.5	5.1	3.6
Net income attributable to noncontrolling interest, net of tax	0.0	0.0	0.0	0.0

Net income attributable to CRA International, Inc.	3.8%	3.5%	5.1%	3.6%

Fiscal Quarter Ended September 29, 2018 Compared to the Fiscal Quarter Ended September 30, 2017

        Revenues.    Revenues increased by $12.6 million, or 13.8%, to $103.9 million for the third quarter of fiscal 2018 from $91.3 million for the third quarter of fiscal 2017. The increase in net revenue was a result of an increase in gross revenues of $14.4 million as compared to the third quarter of fiscal 2017, while write-offs and reserves increased by $1.7 million compared to the third quarter of 2017. Utilization increased to 76% for the third quarter of fiscal 2018 from 74% for the third quarter of fiscal 2017, while consultant headcount grew 7.2% to 685 at the end of the third quarter of fiscal 2018 from 639 at the end of the third quarter of fiscal 2017. Billable hours increased by 7.4% for the third quarter of fiscal 2018 when compared to the third quarter of fiscal 2017.

        Overall, revenues outside of the U.S. represented approximately 22% of total revenues for the third quarter of fiscal 2018, which is flat from the amount reported in the third quarter of fiscal 2017. Revenues derived from fixed-price engagements decreased to 24% of total revenues for the third quarter of fiscal 2018 compared with 25% of total revenues for the third quarter of fiscal 2017. These percentages of revenue derived from fixed-price engagements depend largely on the proportion of our revenues derived from our management consulting business, which typically has a higher concentration of fixed-price service contracts.

        Costs of Services (exclusive of depreciation and amortization).    Costs of services (exclusive of depreciation and amortization) increased by $11.3 million, or 18.1%, to $73.7 million for the third quarter of fiscal 2018 from $62.4 million for the third quarter of fiscal 2017. The increase in costs of services was due primarily to an increase of $1.4 million in employee compensation and fringe benefit costs attributable to salaries and benefits associated with our increased consulting headcount, an increase in forgivable loan amortization of $1.7 million, an increase in incentive and retention compensation costs of $4.8 million, and an increase of $2.3 million in the valuation of the contingent consideration liability primarily due to improved revenue forecasts, offset by a decrease in stock compensation expense of $0.3 million during the third quarter of fiscal 2018 as compared to the third quarter of fiscal 2017. Additionally, client reimbursable expenses increased by $1.7 million in the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017. As a percentage of revenues, costs of services (exclusive of depreciation and amortization) increased to 70.9% for the third quarter of fiscal 2018 from 68.4% for the third quarter of fiscal 2017.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by $1.5 million, or 7.2%, to $22.3 million for the third quarter of fiscal 2018 from $20.8 million for the third quarter of fiscal 2017. A significant contributor to this increase was a $0.6 million increase in other operating expenses due to increased travel and entertainment costs, bad debt and professional services fees, a $0.3 million increase in rent expense due to additional leased space in our London office, as well as an increase in commissions to our nonemployee experts of $0.5 million, as a higher percentage of our revenue for the quarter was sourced by our nonemployee experts, as all occurred in the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017.

        As a percentage of revenues, selling, general and administrative expenses decreased slightly to 21.5% for the third quarter of fiscal 2018 from 22.8% for the third quarter of fiscal 2017 due primarily to the aforementioned increase in selling, general and administrative expenses, offset by the effect of an increase in revenues in the third quarter of fiscal 2018 as compared with the third quarter of fiscal 2017. Commissions to our nonemployee experts increased slightly to 2.7% of revenues for the third quarter of fiscal 2018 compared to 2.5% of revenues for the third quarter of fiscal 2017.

        Provision for Income Taxes.    The income tax provision was $1.0 million and the effective tax rate was 20.9% for the third quarter of fiscal 2018 compared to $2.3 million and 41.7% for the third quarter of fiscal 2017. The effective tax rate for the third quarter of fiscal 2018 was lower than the prior year primarily due to a lower statutory U.S. corporate tax rate of 21%, an increased tax benefit on stock-based compensation related to the adoption of ASU 2016-09, and the remeasurement of U.S deferred tax assets and liabilities based on expected fiscal 2018 applicable state apportionment and statutory rates. This was partially offset by higher non-deductible items as a result of the Tax Act stemming from new limitations on the deductibility of compensation paid to executive officers and the deductibility of meals and entertainment. Additionally, there had been a discrete provision recorded in fiscal 2017 that was nonrecurring in fiscal 2018. The effective tax rate in the third quarter of fiscal 2018 was lower than the combined federal and state statutory tax rate primarily due to the tax benefit on stock-based compensation related to the adoption of ASU 2016-09 and the remeasurement of U.S deferred tax assets and liabilities based on expected fiscal 2018 applicable state apportionment and statutory rates. The effective tax rate in the third quarter of fiscal year 2017 was higher than the combined federal and state statutory tax rate due to higher executive compensation and the correction of a prior year estimate.

        Net Income Attributable to CRA International, Inc.    Net income attributable to CRA International, Inc. increased by $0.7 million to $3.9 million for the third quarter of fiscal 2018 from $3.2 million for the third quarter of fiscal 2017. The net income per diluted share was $0.46 per share for the third quarter of fiscal 2018, compared to $0.38 of net income per diluted share for the third quarter of fiscal 2017. Weighted average diluted shares outstanding increased by approximately 195,000 shares to approximately 8,548,000 shares for the third quarter of fiscal 2018 from approximately 8,353,000 shares for the third quarter of fiscal 2017. The increase in diluted weighted average shares outstanding was primarily due to the issuance or vesting of shares of restricted stock and time-vesting restricted stock units, and the exercise of stock options, since the third quarter of fiscal 2017, offset in part by the repurchase of shares of our common stock since the third quarter of fiscal 2017.

Fiscal Year-to-Date Period Ended September 29, 2018 Compared to the Fiscal Year-to-Date Period Ended September 30, 2017

        Revenues.    Revenues increased by $35.9 million, or 13.1%, to $308.9 million for the fiscal year-to-date period ended September 29, 2018 from $273.0 million for the fiscal year-to-date period ended September 30, 2017. The increase in net revenue was a result of an increase in gross revenues of $35.8 million as compared to the fiscal year-to-date period ended September 30, 2017, while write-offs and reserves remained flat as compared to the fiscal year-to-date period ended September 30, 2017. Included in revenues are the effect of changes in currency exchange rates of an increase to revenue of $3.3 million and a decrease of $3.7 million for the fiscal year-to-date periods ended September 29, 2018 and September 30, 2017, respectively. Utilization increased to 76% for the fiscal year-to-date period ended September 29, 2018 from 74% for the fiscal year-to-date period ended September 30, 2017, while consultant headcount increased during the fiscal year-to-date period ended September 29, 2018. Billable hours increased by 8.3% for the fiscal year-to-date period ended September 29, 2018 when compared to the fiscal year-to-date period ended September 29, 2017

        Overall, revenues outside of the U.S. represented approximately 21% and 20% of total revenues for the fiscal year-to-date periods ended September 29, 2018 and September 30, 2017, respectively. Revenues derived from fixed-price engagements were 22% and 25% of total revenues for the fiscal year-to-date periods ended September 29, 2018 and September 30, 2017, respectively. These percentages of revenue derived from fixed-price engagements depend largely on the proportion of our revenues derived from our management consulting business, which typically has a higher concentration of fixed-price service contracts.

        Costs of Services (exclusive of depreciation and amortization).    Costs of services (exclusive of depreciation and amortization) increased by $22.6 million, or 11.9%, to $212.8 million for the fiscal year-to-date period ended September 29, 2018 from $190.2 million for the fiscal year-to-date period ended September 30, 2017. The increase in costs of services was due primarily to an increase of $6.3 million in employee compensation and fringe benefit costs attributable to salaries and benefits associated with our increased consulting headcount, an increase in incentive and retention compensation costs of $10.2 million, and an increase in forgivable loan amortization of $2.6 million, offset by a decrease in stock compensation expense of $1.1 million and a decrease in the valuation of the contingent consideration of $0.3 million, of which $0.4 million relates to an increase in valuation of the contingent consideration liability during the fiscal year-to-date period ended September 29, 2018 compared to an increase of $0.7 million in the valuation of the contingent consideration liability during the fiscal year-to-date period ended September 29, 2017. Additionally, client reimbursable expenses increased by $5.3 million in the fiscal year-to-date period ended September 29, 2018 compared to the fiscal year-to-date period ended September 30, 2017. As a percentage of revenues, costs of services (exclusive of depreciation and amortization) decreased to 68.9% for the fiscal year-to-date period ended September 29, 2018 from 69.7% for the fiscal year-to-date period ended September 30, 2017.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by $7.9 million, or 13.2%, to $67.7 million for the fiscal year-to-date period ended September 29, 2018 from $59.8 million for the fiscal year-to-date period ended September 30, 2017. The primary contributors to this increase were an increase in employee and incentive compensation of $0.8 million, a $2.8 million increase in other operating expenses due to increased travel and entertainment costs and professional services fees, a $2.7 million increase in rent and operating costs due additional space in our New York, San Francisco, Chicago and London offices, as well as an increase in commissions to our nonemployee experts of $2.0 million for the fiscal year-to-date period ended September 29, 2018, as a higher percentage of our revenue for the quarter was sourced by our nonemployee experts, all as occurred in the fiscal year to date period ended September 29, 2018 as compared to the fiscal year to date period ended September 30, 2017.

        As a percentage of revenues, selling, general and administrative expenses increased to 22.0% for the fiscal year-to-date period ended September 29, 2018 from 21.9% for the fiscal year-to-date period ended September 30, 2017 due primarily to the increase in commissions to our nonemployee experts for the fiscal year-to-date period ended September 29, 2018 compared to the fiscal year-to-date period ended September 30, 2017. Commissions to our nonemployee experts increased to 3.0% of revenues for the fiscal year-to-date period ended September 29, 2018 compared to 2.7% of revenues for the fiscal year-to-date period ended September 30, 2017 as less revenue was sourced by nonemployee experts in the fiscal year-to-date period ended September 30, 2017 compared to the fiscal year-to-date period ended September 29, 2018.

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

        Provision for Income Taxes.    For the fiscal year-to-date period ended September 29, 2018, the income tax provision was $5.0 million, and the effective tax rate was 24.1%, compared to a provision of $6.1 million and an effective tax rate of 38.0% for the fiscal year-to-date period ended September 30, 2017. The effective tax rate for the fiscal year-to-date period ended September 29, 2018 was lower than the prior year primarily due to a lower statutory U.S. corporate tax rate of 21% as well as an increased tax benefit on stock-based compensation related to the adoption of ASU 2016-09, partially offset by higher non-deductible items as a result of the Tax Act stemming from new limitations on the deductibility of compensation paid to executive officers and the deductibility of meals and entertainment. The effective tax rate for the fiscal year-to-date period ended September 29, 2018 was lower than the combined federal and state statutory tax rate primarily due to the tax benefit on stock-based compensation related to the adoption of ASU 2016-09, partially offset by non-deductible items referenced above as a result of the Tax Act. The effective tax rate for the fiscal year-to-date period ended September 30, 2017 was lower than the combined federal and state statutory tax rate primarily due to a favorable geographical mix of earnings, as well as the tax benefit related to stock-based compensation and the tax implications associated with the reversal of contingent consideration, offset partially by executive compensation and other discrete unfavorable items.

        Net Income Attributable to CRA International, Inc.    Net income attributable to CRA International, Inc. increased by $5.7 million to $15.6 million for the fiscal year-to-date period ended September 29, 2018 from $9.9 million for the fiscal year-to-date period ended September 30, 2017. The diluted net income per share was $1.81 for the fiscal year-to-date period ended September 29, 2018, compared to diluted net income per share of $1.15 for the fiscal year-to-date period ended September 30, 2017. Diluted weighted average shares outstanding increased by approximately 85,000 to approximately 8,615,000 shares for the fiscal year-to-date period ended September 29, 2018 from approximately 8,530,000 shares for the fiscal year-to-date period ended September 30, 2017. The increase in diluted weighted average shares outstanding was primarily due to the issuance or vesting of shares of restricted stock and time-vesting restricted stock units, and the exercise of stock options, since the third quarter of fiscal 2017, offset in part by the repurchase of shares of our common stock since the third quarter of fiscal 2017.

Liquidity and Capital Resources

  Fiscal Year-to-Date Period Ended September 29, 2018

        We believe that our current cash, cash equivalents, cash generated from operations, and amounts available under our bank revolving line of credit will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

        General.    In the fiscal year-to-date period ended September 29, 2018, cash and cash equivalents decreased by $42.2 million. We completed the period with cash and cash equivalents of $11.9 million and working capital (defined as current assets less current liabilities) of $43.6 million. The principal drivers of the reduction of cash was payment of our fiscal 2017 performance bonuses in the first half of 2018, the repurchase of shares, the funding of forgivable loans and the buildout costs of our New York, San Francisco, Chicago and London offices.

        Of the total cash and cash equivalents of $11.9 million at September 29, 2018, $4.8 million was held within the U.S. We have sufficient sources of liquidity in the U.S., including cash from operations and availability on our revolving line of credit, to fund U.S. activities. At September 29, 2018, we had outstanding borrowings on the revolving line of credit of $5.0 million, which was paid on October 24, 2018.

        Sources and Uses of Cash.    During the fiscal year-to-date period ended September 29, 2018, net cash used in operating activities was $8.4 million. Net income was $15.6 million for the fiscal year-to-date period ended September 29, 2018. The primary factor in cash used in operations was the increase in accounts receivable and unbilled services of $9.4 million and $10.2 million, respectively, due to a significant increase in consulting activity during the period. Other significant contributors to the increase in cash used in operations were a decrease in the "accounts payable, accrued expenses, and other liabilities" line item of the statement of cash flows of $9.0 million, due to the payment of our fiscal 2017 performance bonuses during the fiscal year-to-date period ended September 29, 2018, and an increase of $14.7 million in forgivable loans. The change in forgivable loans of $14.7 million was primarily driven by $26.0 million of forgivable loan issuances, net of repayments, offset by $11.3 million of forgivable loan amortization. Offsetting these uses of cash was a $1.4 million decrease in the prepaid expenses and other current assets, and a $2.4 million decrease in incentive cash awards. Cash provided by operations included non-cash items including depreciation and amortization expense of $7.3 million and share-based compensation expenses of $3.7 million.

        During the fiscal year-to-date period ended September 29, 2018, net cash used in investing activities was $13.4 million for capital expenditures.

        During the fiscal year-to-date period ended September 29, 2018, net cash used in financing activities was $19.5 million, primarily as a result of borrowings under the revolving line of credit of $30.2 million and $1.4 million received upon the issuance of shares of common stock related to the exercise of stock options. Offsetting these increases in cash were the tax withholding payments reimbursed by restricted shares of $1.8 million, payment of $4.2 million of cash dividends to shareholders, repayment of $24.6 million under the revolving line of credit, and $20.4 million of repurchases of common stock.

  Indebtedness

        We are party to a credit agreement that provides us with a $125.0 million revolving credit facility and a $15.0 million sublimit for the issuance of letters of credit. We may use the proceeds of the revolving credit facility to provide working capital and for other general corporate purposes. Generally, we may repay any borrowings under the revolving credit facility at any time, but must repay all borrowings no later than October 24, 2022. There was $5.0 million in outstanding borrowings under this revolving line of credit as of September 29, 2018. These borrowings were repaid during the month of October 2018.

        The amount available under this revolving line of credit is reduced by certain letters of credit outstanding, which amounted to $3.9 million as of September 29, 2018. Borrowings under the revolving credit facility bear interest at a rate per annum, at our election, of either (i) the adjusted base rate, as defined in the credit agreement, plus an applicable margin, which varies between 0.25% and 1.25% depending on our total leverage ratio as determined under the credit agreement, or (ii) the adjusted eurocurrency rate, as defined in the credit agreement, plus an applicable margin, which varies between 1.25% and 2.25% depending on our total leverage ratio. We are required to pay a fee on the unused portion of the revolving credit facility at a rate per annum that varies between 0.20% and 0.35% depending on our total leverage ratio. Borrowings under the revolving credit facility are secured by 100% of the stock of certain of our U.S. subsidiaries and 65% of the stock of certain of our foreign subsidiaries, which represent approximately $28.6 million in net assets as of September 29, 2018.

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

  Share Repurchases

        On May 3, 2017 and February 15, 2018, we announced our Board of Directors approved share repurchase programs of up to $20.0 million, and $20.0 million, respectively, of our common stock. We may repurchase shares under these programs in open market purchases (including through any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. During the fiscal year-to-date period ended September 29, 2018, we repurchased and retired 378,477 shares, under these share repurchase programs at an average price per share of $53.90. During the fiscal year-to-date period ended September 30, 2017, we repurchased and retired 389,079 shares under these share repurchase programs at an average price per share of $34.63. As of September 29, 2018, there was approximately $9.1 million available for future repurchases under these programs. We will finance these programs with available cash, cash from future operations and funds from our existing revolving credit facility. We expect to continue repurchasing shares under these programs.

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

        The hiring of individuals to replenish and expand our employee base is an essential part of our business operations and has historically been funded principally from operations. Many of the other above activities are discretionary in nature. For example, capital expenditures can be deferred, acquisitions can be forgone, and share repurchase programs and regular dividends can be suspended. As such, our operating model provides flexibility with respect to the deployment of cash flow from operations. Given this flexibility, we believe that our cash flows from operations, supplemented by cash on hand and borrowings under our bank credit facility (as necessary), will provide adequate cash to fund our long-term cash needs from normal operations for at least the next 12 months.

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

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. This is done in order to ensure that information we are required to disclose in the reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 29, 2018, due to the material weaknesses in internal control over financial reporting related to the inadequate design and execution of controls over non-routine technical accounting matters and information technology general controls ("ITGC") related to program changes to our accounting software. In addition, despite the significant efforts made during the fiscal year ended December 30, 2017 to remediate our previously identified material weaknesses, the material weakness in internal controls over ITGC prevented us from remediating the material weaknesses in internal controls over financial reporting in respect of revenue and related reserve processes and compensation-related processes described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2017.

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

Evaluation of Changes in Internal Control over Financial Reporting

        Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, we evaluated whether there were any changes in our internal control over financial reporting during the fiscal year-to-date period ended September 29, 2018. Except for the ongoing remediation of the material weaknesses in internal controls over financial reporting noted above pursuant to the plans described in Item 9A of our Annual Reports on Form 10-K for the fiscal years ended December 31, 2016 and December 30, 2017, there were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during the third quarter of fiscal 2018, except those disclosed below, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

  •
  Established an enhanced program change management policy, process and controls over information technology systems, databases, applications and reports created from certain key systems used in the financial reporting process;

  •
  Continued strengthening of our accounting policies, procedures, controls and formalized documentation of our control policies, in addition to the execution thereof;

  •
  Engaged a third party to assist in the design and development of our information technology capabilities, processes and systems; and

  •
  Implemented certain systems configuration changes and reporting modifications to improve processes and controls related to revenue recognition.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        (a)   Not applicable.

        (b)   Not applicable.

        (c)   The following table provides information about our repurchases of shares of our common stock during the fiscal quarter ended September 29, 2018. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the fiscal quarter into three periods of four weeks, four weeks, and five weeks, respectively, to coincide with our reporting periods during the third quarter of fiscal 2018.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2018 to July 28, 2018	—	—	—	$9,093,724
July 29, 2018 to August 25, 2018	—	—	—	$9,093,724
August 26, 2018 to September 29, 2018	—	—	—	$9,093,724

(1)
On May 3, 2017 and February 15, 2018, we announced that our Board of Directors had approved share repurchase programs of up to $20.0 million and $20.0 million, respectively, of our common stock. We may repurchase shares under any of these programs in open market purchases (including through any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. Approximately $9.1 million was available for future repurchases under these programs as of September 29, 2018. We expect to continue to repurchase shares under these programs.

ITEM 3.    Defaults Upon Senior Securities

        None.

ITEM 4.    Mine Safety Disclosures

        None.

ITEM 5.    Other Information

        None.

ITEM 6.    EXHIBIT INDEX

Item No.		Description
10.1	*	The CRA International, Inc. Amended and Restated Equity Incentive Plan, as amended (filed as Annex A to CRA's definitive proxy statement filed on April 27, 2018 and incorporated herein by reference)
31.1		Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2		Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1		Section 1350 certification
101
The following financial statements from CRA International, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2018, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Condensed Consolidated Income Statements (unaudited) for the fiscal quarters and the fiscal year-to-date periods ended September 29, 2018 and September 30, 2017, (ii) Condensed Consolidated Statements of Comprehensive Income (unaudited) for the fiscal quarters and the fiscal year-to-date periods ended September 29, 2018 and September 30, 2017, (iii) Condensed Consolidated Balance Sheets (unaudited) as at September 29, 2018 and December 30, 2017, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the fiscal year-to-date periods ended September 29, 2018 and September 30, 2017, (v) Condensed Consolidated Statement of Shareholders' Equity (unaudited) for the fiscal year-to-date period ended September 29, 2018, and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

*
Management contract or compensatory plan

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRA INTERNATIONAL, INC.
Date: November 1, 2018	By:	/s/ PAUL A. MALEH Paul A. Maleh President and Chief Executive Officer
Date: November 1, 2018	By:	/s/ CHAD M. HOLMES Chad M. Holmes Chief Financial Officer, Executive Vice President and Treasurer
Date: November 1, 2018	By:	/s/ DOUGLAS C. MILLER Douglas C. Miller Vice President and Chief Accounting Officer