Form 10-K
period 2018-12-29
CRA INTERNATIONAL, INC.
filed 2019-02-28
CIK 1053706

Use these links to rapidly review the document

CRA INTERNATIONAL, INC.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2018

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

          The aggregate market value of the stock held by non-affiliates of the registrant as of June 29, 2018, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing sale price of $50.89 as quoted on the NASDAQ Global Select Market as of such date, was approximately $394.5 million. Outstanding shares of common stock beneficially owned by executive officers and directors of the registrant and certain related entities have been excluded from this computation because these persons may be deemed to be affiliates. The fact that these persons have been deemed affiliates for purposes of this computation should not be considered a conclusive determination for any other purpose.

          As of February 22, 2019, CRA had outstanding 8,050,334 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

          The information required for Part III of this annual report is incorporated by reference from the registrant's definitive proxy statement for the 2019 annual meeting of its shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 29, 2018.

CRA INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED December 29, 2018

PART I

Item 1—Business

Forward-Looking Statements

        This annual report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. These statements are inherently uncertain, and actual events could differ materially from our predictions. Forward-looking statements can also be identified by words such as "future," "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "will," "would," "could," "can," "may," and similar terms. Forward-looking statements are not guarantees of future performance and the Company's actual results may differ significantly from the results discussed in the forward-looking statements. Important factors that could cause actual events to vary from our predictions include those discussed in this annual report under the heading "Risk Factors." We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described in this annual report and in the other documents that we file with the Securities and Exchange Commission, or SEC. You can read these documents at www.sec.gov.

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

        We offer consulting services in two broad areas: litigation, regulatory, and financial consulting and management consulting. These two areas represented 100% of our consolidated revenues for fiscal 2018. We provide our consulting services primarily through our highly credentialed and experienced staff of employee consultants. Our employee consultants have backgrounds in a wide range of disciplines, including economics, business, corporate finance, materials sciences, accounting, and engineering. They combine outstanding intellectual acumen with practical experience and in-depth understanding of industries and markets. To enhance the expertise we provide to our clients, we maintain close working relationships with a select group of renowned academic and industry non-employee experts.

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

        Highly Educated, Experienced, and Versatile Consulting Staff.    We believe our most important asset is our base of employee consultants, particularly our senior employee consultants. As of December 29, 2018, we employed 687 consultants, which consisted of 124 officers, 375 senior staff and 188 junior staff. Approximately 81% of our senior staff has a doctorate or other advanced degree. We are extremely selective in our hiring of consultants, recruiting from leading universities, industry, and government. Many of our employee consultants are nationally or internationally recognized as experts in their respective fields and have published scholarly articles, lectured extensively, and been quoted in the press. In addition to their expertise in a particular field, most of our employee consultants are able to apply their skills across numerous practice areas. This flexibility in staffing engagements is critical to our ability to apply our resources to meet the demands of our clients. As a result, we seek to hire consultants who not only have strong analytical skills, but who are also creative, intellectually curious, and driven to develop expertise in new practice areas and industries.

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

        Established Corporate Culture.    Our success results in part from our established corporate culture. We believe we attract consultants because of our extensive history, our strong reputation, the credentials, experience, and reputations of our employee consultants, the opportunity to work on an array of matters with a broad group of renowned non-employee experts, and our collegial atmosphere where teamwork and collaboration are emphasized and valued by many clients.

        Access to Leading Academic and Industry Experts.    To enhance the expertise we provide to our clients and the depth and breadth of our insights, we maintain close working relationships with a select group of non-employee experts. Depending on client needs, we use non-employee experts for their specialized expertise, assistance in conceptual problem-solving, and expert witness testimony. We work regularly with renowned professors at such institutions as the University of Chicago, the University of California at Berkeley, Yale University, Georgetown University, Northwestern University, the University of Toronto, Harvard University, the Massachusetts Institute of Technology, Texas A&M University, and Brigham Young University, and other leading universities. These experts also generate business for us and provide us access to other leading academic and industry experts. By establishing affiliations with these prestigious experts, we further enhance our reputation as a leading source of sophisticated economic and financial analysis.

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

Financial Accounting & Valuation

Commercial and shareholder disputes; corporate finance damages; corporate investigations; due diligence; financial accounting; valuation and litigation support and expert testimony, including both liability and damages.

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

Insurance Economics	Matters pertaining to advising insurers, regulators, and legislators with respect to management, insurance products, and litigation and regulation.

Areas of Functional Expertise	Description of Area of Service
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

Areas of Functional Expertise	Description of Area of Service
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

Industry Expertise

        We believe our ability to combine expertise in advanced economic and financial methods with in-depth knowledge of particular industries is one of our key competitive strengths. By maintaining expertise in certain industries, we provide clients practical advice tailored to their specific markets. This industry expertise, which we developed over decades of providing sophisticated consulting services to a diverse group of clients in many industries, differentiates us from many of our competitors. We believe that we have developed a strong reputation and substantial name recognition within specific industries, which has led to repeat business and new engagements from clients in those markets. While we provide services to clients in a wide variety of industries, we have particular expertise in the following industries:

  •
  Agriculture

  •
  Banking & Capital Markets

  •
  Chemicals

  •
  Communications & Media

  •
  Consumer Products

  •
  Energy

  •
  Entertainment

  •
  Financial Services

  •
  Health Care

  •
  Insurance

  •
  Life Sciences

  •
  Manufacturing

  •
  Metals, Mining, & Materials

  •
  Oil & Gas

  •
  Real Estate

  •
  Retail

  •
  Sports

  •
  Telecommunications

  •
  Transportation

  •
  Technology

Clients

        We have completed thousands of engagements for clients around the world, including domestic and foreign corporations; federal, state, and local domestic government agencies; governments of foreign countries; public and private utilities; accounting firms; and national and international trade associations. Frequently, we work with major law firms who approach us on behalf of their clients. While we have particular expertise in a number of industries, we provide services to a diverse group of clients in a broad range of industries. Our policy is to keep the identities of our clients confidential unless our work for the client is already publicly disclosed. Our clients come from a broad range of industries, with no single client accounting for more than 5% of our revenues in any of fiscal 2018, fiscal 2017, or fiscal 2016.

        We derived approximately 23%, 25%, and 17% of consolidated revenues from fixed-price contracts in fiscal 2018, fiscal 2017, and fiscal 2016, respectively. These contracts are more common in our management consulting area, and would likely grow in number with expansion of that area.

Software Subsidiary

        Please refer to the sections captioned "Principles of Consolidation" and "GNU Interest" in note 1 of our Notes to Consolidated Financial Statements contained in this Form 10-K for more details regarding our majority owned subsidiary GNU, which was dissolved on December 15, 2017. We received the final liquidating distribution from GNU in December 2018.

Human Capital

        As of December 29, 2018, we employed 687 consultants, consisting of 124 officers, 375 senior staff and 188 junior staff. Approximately 81% of our senior staff has a doctorate or other advanced degree in addition to substantial management, technical, or industry expertise. We believe our financial results and reputation are directly related to the number and quality of our employee consultants.

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

        Many of our vice presidents have signed non-compete and non-solicitation agreements, which generally prohibit the employee from soliciting our clients or soliciting or hiring our employees for one year or longer following termination of the person's employment with us. We seek to align each vice president's interest with our overall interests, and many of our strongest contributors have an equity interest in us.

        We compensate our senior corporate leaders, practice leaders, key revenue generators, and other employees with salary and a mixture of incentive-based programs that provide for cash and equity compensation. We maintain a bonus program through which we pay annual, performance-based cash bonuses to our employee consultants and certain other employees. In 2009, the compensation committee of our Board of Directors adopted our long-term incentive program, or "LTIP," as a framework for equity grants made under our 2006 equity incentive plan to our senior corporate leaders, practice leaders, and key revenue generators. The equity awards granted under the LTIP include stock options, time-vesting restricted stock units, and performance-vesting restricted stock units. In December 2016, our compensation committee modified the LTIP to allow grants of service- and performance-based cash awards in lieu of, or in addition to, equity awards to our senior corporate leaders, practice leaders, and key revenue generators. These LTIP cash awards are currently granted under our cash incentive plan. The LTIP is designed to reward our senior corporate leaders, practice leaders and key revenue generators and to provide them with the opportunity to share in the long-term growth of our business. The compensation committee of our Board of Directors is responsible for approving all cash and equity awards under the LTIP, all other equity compensation awards, and the total bonuses to be distributed under our bonus program, and for establishing performance goals under compensation awards and determining the extent to which these goals are achieved. Our chief executive officer, in his discretion and in consultation with the compensation committee of our Board of Directors, approves the bonuses to be granted to our employee-consultants and other employees.

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

        We derive the majority of our revenues from new engagements with existing clients. We have worked with leading law firms across the globe and believe we have developed a reputation among law firms as a preferred source of sophisticated economic advice for litigation and regulatory work. For our management consulting services, we also rely on referrals from existing clients, and supplement referrals with a significant amount of direct marketing to new clients through conferences, seminars, publications, presentations, and direct solicitations.

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

Maintaining our professional reputation is crucial to our future success

        Our ability to secure new engagements and hire qualified consultants as employees depends heavily on our overall reputation as well as the individual reputations of our employee consultants and principal non-employee experts. Because we obtain a majority of our revenues from new engagements with existing clients, any client that is dissatisfied with our performance on a single matter could seriously impair our ability to secure new engagements. Given the frequently high-profile nature of the matters on which we work, including work before and on behalf of government agencies, any factor that diminishes our reputation or the reputations of any of our employee consultants or non-employee experts could make it substantially more difficult for us to compete successfully for both new engagements and qualified consultants.

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

        Additionally, in order to comply with the requirements of Accounting Standards Codification ("ASC") 842, Leases, which we adopted effective December 30, 2018, we have been updating and enhancing our internal accounting systems and processes as well as our internal control over financial reporting. This has required the use of additional resources by us and may require incremental resources that could increase our operating costs in future periods as we continue to develop systems and processes to better track and account for our lease inventory. Further, the interpretation and application of Topic 842 will likely evolve over time, which could adversely impact our financial results (including potentially results reported prior to such evolution) and require changes to our disclosures and internal systems, processes, and controls.

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

Information or technology systems failures, or a cybersecurity attack or other compromise of our or our client's confidential or proprietary information, could have a material adverse effect on our reputation, business and results of operations

        We rely upon information and technology infrastructure and systems to operate, manage and run our business and to provide services to our clients. This includes infrastructure and systems for receiving, storing, hosting, analyzing, transmitting and securing our and our clients' sensitive, confidential or proprietary information, including, but not limited to, health and other personally-identifiable information and commercial, financial and consumer data. Our ability to secure and maintain the confidentiality and integrity of this information is critical to our reputation and the success of our businesses. We must comply with the privacy laws of all of the jurisdictions in which we operate, including the strict general data privacy regulation (GDPR) in the European Union, and these laws are becoming increasingly complex and vary by jurisdiction. The costs of complying with these laws and any fines resulting from lack of compliance, and the other costs of protecting our and our clients' confidential information, could have a material effect on our financial results. In addition, we may be affected by or subject to events that are out of our control, including, but not limited to, cybersecurity or other malicious attacks, which continue to evolve and pose a constant risk, unauthorized system intrusions by unknown third parties, viruses, malicious software, worms, failures in our or our third party hosting sites' (whether hosted offsite or in the cloud) information and technology systems, disruptions in the Internet or electricity grids, natural disasters, and terrorism. Any of these events could disrupt our or our client's business operations or cause us or our clients to incur unanticipated losses, including the costs of investigating and remediating any such event and any fines related thereto, as well as reputational damage, any of which could have a material adverse effect on our business and results of operations.

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

        In addition, the June 2016 referendum where voters in the United Kingdom ("UK") approved an exit from the European Union ("EU"), commonly referred to as "Brexit," created political, economic, and regulatory uncertainty. Such uncertainties may significantly impact our business, as customers of our UK-based operations evaluate their business needs in consideration of changing economic conditions or increased international regulatory complexities. The Brexit vote also caused significant volatility in currency exchange rates. This volatility may continue as the UK negotiates and executes its exit from the EU. Revenue generated from our UK-based operations was approximately 16% (which includes currency exchange effects) of our total revenues for the year ended December 29, 2018.

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

Additional hiring and business acquisitions could disrupt our operations, increase our costs, or adversely affect our results.

        Our business strategy is dependent, in part, upon our ability to grow by hiring consultant employees or groups of consultant employees, and we regularly evaluate opportunities to acquire other businesses. We may not, however, be able to identify, hire, acquire, or successfully integrate new employees and acquired businesses without substantial expense, delay, or other operational or financial obstacles. From time to time, we will evaluate the total mix of our services and we may conclude that acquired businesses may not achieve the results we previously expected. Competition for future hiring and acquisition opportunities in our markets could increase the compensation we offer to potential employees or the prices we pay for businesses we wish to acquire. In addition, we may be unable to achieve the financial, operational, and other benefits we anticipate from any hiring or acquisition, including those we have completed. New acquisitions could also negatively impact existing practices. Hiring additional employees or acquiring businesses could also involve a number of additional risks, including:

  •
  the diversion of management's time, attention, and resources from managing and marketing our existing business;

  •
  the failure to retain key acquired personnel or retain existing personnel who may view the acquisition unfavorably;

  •
  additional conflicts of interest due to the acquired businesses that could impact our ability to secure new engagements;

  •
  the need to compensate new employees while they wait for their restrictive covenants with other institutions to expire;

  •
  the potential need to raise significant amounts of capital to finance a transaction or the potential issuance of equity securities that could be dilutive to our existing stockholders;

  •
  increased costs to improve or coordinate managerial, operational, financial, and administrative systems, including compliance with the Sarbanes Oxley Act of 2002;

  •
  the potential assumption of legal liabilities;

  •
  the inability to attain the expected synergies with an acquired business;

  •
  the impact of earn-outs based on the future performance of our acquired businesses that may deter the acquired company from fully integrating into our existing business; and

  •
  potential difficulties in integrating new employees with diverse backgrounds and experiences with our existing employee consultants.

        Our acquisitions have been accounted for as purchases, some of which involved purchase prices in excess of tangible asset values, resulting in the creation of goodwill and other intangible assets. Under generally accepted accounting principles, we do not amortize goodwill or intangible assets acquired in a business combination that are determined to have indefinite useful lives, but instead review them annually (or more frequently if impairment indicators arise) for impairment. To the extent that we determine that such an asset has been impaired, we will write down its carrying value on our balance sheet and book a non-cash impairment charge in our statement of operations. If, as a result of acquisitions or otherwise, the amount of intangible assets being amortized increases, so will our amortization charges in future periods.

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

There can be no assurance that we will continue to declare cash dividends at all or in any particular amounts

        Our Board of Directors declared the first quarterly dividend on our common stock during 2016 and we have continued to pay quarterly dividends throughout fiscal 2018. Although we anticipate paying regular quarterly dividends on our common stock for the foreseeable future, the declaration of dividends is subject to the discretion of our Board of Directors, and is restricted by applicable state law limitations on distributions to shareholders. As a result, the amount, if any, of the dividends to be paid by us in the future depends upon a number of factors, including but not limited to our available cash on hand, anticipated cash needs, overall financial condition, and future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors. In addition, our Board of Directors may also suspend the payment of dividends at any time. Any reduction or suspension in our dividend payments could adversely affect the price of our common stock.

Our stock repurchase programs could affect the market price of our common stock and increase its volatility

        Our Board of Directors has from time to time authorized repurchase programs of our outstanding common stock. Under these stock repurchase programs, we are authorized to repurchase, from time-to-time, shares of our outstanding common stock on the open market or in privately negotiated transactions. The timing and amount of stock repurchases are determined based upon our evaluation of market conditions and other factors. Any stock repurchase program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our common stock under any program. Repurchases pursuant to our stock repurchase programs could affect the market price of our common stock and increase its volatility. Any termination of one of our stock repurchase programs could cause a decrease in the market price of our common stock, and the existence of a stock repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity of our common stock. There can be no assurance that any stock repurchases under these programs will enhance stockholder value because the market price of our common stock may decline below the levels at which those repurchases were made. Although our stock repurchase programs are intended to enhance long-term stockholder value, short-term fluctuations in the market price of our common stock could reduce the programs' effectiveness.

We may need to take material write-offs for the impairment of goodwill and other intangible assets, including if our market capitalization declines

        As further described in our Notes to Consolidated Financial Statements, goodwill and intangible assets with indefinite lives are monitored annually for impairment, or more frequently, if events or circumstances exist that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In performing the goodwill impairment testing and measurement process, we compare the estimated fair value of each of our reporting units to its net book value to identify potential impairment. We estimate the fair value of our consulting business utilizing our market capitalization, plus an appropriate control premium. Market capitalization is determined by multiplying the shares outstanding on the test date by the market price of our common stock on that date. We determine the control premium utilizing data from publicly available premium studies for the trailing four quarters for public company transactions in our industry group. If the estimated fair value of a reporting unit is less than its net book value, an impairment charge would be recorded in our consolidated statement of operations.

        A goodwill impairment charge in any period would have the effect of decreasing our earnings in such period. If we are required to take a substantial impairment charge, our reported operating results would be materially adversely affected in such period, though such a charge would have no impact on cash flows or working capital.

We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements

        We are responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. As disclosed below in Item 9A, we identified material weaknesses in our internal control over financial reporting. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, we concluded that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control—An Integrated Framework (2013).

        To implement remedial measures as disclosed in Item 9A, we may need to commit additional resources, hire additional staff, and provide additional management oversight. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements, and we could be required to restate our financial results. In addition, if we are unable to successfully remediate these material weaknesses and if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with applicable stock exchange listing requirements.

Our debt obligations may adversely impact our financial performance

        We rely on our cash and cash equivalents, cash flows from operations and borrowings under our credit agreement to fund our short-term and anticipated long-term operating activities. We have a revolving line of credit with our bank for $125.0 million. The amounts available under this line of credit are constrained by various financial covenants and reduced by certain letters of credit outstanding. Our loan agreement with the bank will mature on October 24, 2022. At February 22, 2019, we had no borrowings outstanding under the credit agreement and approximately $121.1 million available for future borrowings, after consideration of outstanding letters of credit. The degree to which we are leveraged could adversely affect our ability to obtain further financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to secure short-term and long-term debt or equity financing in the future will depend on several factors, including our future profitability, the levels of our debt and equity, restrictions under our existing revolving line of credit, and the overall credit and equity market environments.

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

Item 1B—Unresolved Staff Comments

        Not applicable.

Item 2—Properties

        In the aggregate, as of December 29, 2018, we leased approximately 298,336 square feet of office space in locations around the world. Additionally, as of December 29, 2018, we have committed to leasing additional office space of 35,792 square feet beginning in fiscal 2019.

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

PART II

Item 5—Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

        Market Information.    We first offered our common stock to the public on April 23, 1998. Our common stock is traded on the NASDAQ Global Select Market under the symbol CRAI. Shareholders. We had approximately 94 holders of record of our common stock as of February 22, 2019. This number does not include shareholders for whom shares were held in a "nominee" or "street" name.

        Repurchases of Equity Securities.    The following table provides information about our repurchases of shares of our common stock during the fiscal quarter ended December 29, 2018. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the fiscal quarter into three periods of four weeks, four weeks and five weeks, respectively, to coincide with our reporting periods during the fourth quarter of fiscal 2018.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)(2)	(b) Average Price Paid per Share(1)(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
September 30, 2018 to October 27, 2018	—	—	—	$9,093,724
October 28, 2018 to November 24, 2018	172,820	$45.24 per share	125,935	$3,388,907
November 25, 2018 to December 29, 2018	38,388	$48.06 per share	37,219	$1,593,768

(1)
During the four weeks ended November 24, 2018, we accepted 46,885 shares of our common stock as a tax withholding from certain of our employees, in connection with the vesting of restricted stock units that occurred during the period, pursuant to the terms of our 2006 equity incentive plan, at the average price per share of $45.07. During the five weeks ended December 29, 2018, we accepted 1,169 shares of our common stock as a tax withholding from certain of our employees, in connection with the vesting of restricted stock units that occurred during the period, pursuant to the terms of our 2006 equity incentive plan, at the average price per share of $42.73.

(2)
On each of February 2, 2018 and February 13, 2019, our Board of Directors authorized an expansion to our existing share repurchase program of an additional $20.0 million of outstanding shares of our common stock. We may repurchase shares under this program in open market purchases (including through any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. During the four weeks ended November 24, 2018, we repurchased and retired 125,935 shares under this program at an average price per share of $45.30. During the five weeks ended December 29, 2018, we repurchased and retired 37,219 shares under this program at an average price per share of $48.23. Approximately $1.6 million and $21.6 million was available for future repurchases under this program as of December 29, 2018 and February 22, 2019, respectively. We expect to continue to repurchase shares under this program.

        Shareholder Return Performance Graph.    The graph below compares the cumulative 5-year total return of holders of our common stock with the cumulative total returns of the NASDAQ Composite index and a customized peer group of four companies consisting of Exponent Inc., FTI Consulting Inc., Huron Consulting Group Inc. and Navigant Consulting Inc.

        The graph tracks the performance of a $100 investment in our common stock, in the peer group, and in a market index (with the reinvestment of all dividends) from December 28, 2013 to December 29, 2018. We initiated a quarterly dividend in the fourth quarter of fiscal 2016 and continued to pay quarterly dividends throughout fiscal 2018. Although we anticipate paying regular quarterly dividends on our common stock for the foreseeable future, the declaration of any future dividends is subject to the discretion of our Board of Directors. The performance of the market index and the peer group indices is shown on a total return (dividends reinvested) basis.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among CRA International, Inc., the NASDAQ Composite Index,
and a Peer Group

*
$100 invested on 12/28/13 in stock or 12/31/13 in index, including reinvestment of dividends. Indexes calculated on month-end basis.

	12/28/13	1/3/15	1/2/16	12/31/16	12/30/17	12/29/18
CRA International, Inc.	100.00	146.60	90.05	177.52	221.43	204.32
NASDAQ Composite	100.00	114.62	122.81	133.19	172.11	165.84
Peer Group	100.00	96.06	95.60	115.36	108.78	149.77

        The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6—Selected Financial Data

        The following selected consolidated financial data for each of the fiscal years in the five-year period ended December 29, 2018, has been derived from our audited consolidated financial statements.

	December 29, 2018 (52 weeks)	December 30, 2017 (52 weeks)	December 31, 2016 (52 weeks)	January 2, 2016 (52 weeks)	January 3, 2015 (53 weeks)
Consolidated Statements of Operations Data(1):
Revenues	$417,648	$370,075	$324,779	$303,559	$306,371
Cost of services (exclusive of depreciation and amortization)	289,185	258,829	227,380	207,650	206,813
Selling, general and administrative expenses(4)	89,533	86,537	70,584	72,439	69,074
Depreciation and amortization	9,995	8,945	7,896	6,552	6,443
GNU goodwill impairment(2)	—	—	—	4,524	—

Income from operations	28,935	15,764	18,919	12,394	24,041
GNU gain on extinguishment of debt	—	—	—	606	—
GNU gain on sale of business assets and subsequent liquidation	258	250	3,836	—	—
Interest expense, net	(647)	(484)	(469)	(538)	(431)
Other income (expense), net	387	(366)	(397)	(647)	(295)

Income before provision for income taxes and noncontrolling interest	28,933	15,164	21,889	11,815	23,315
Provision for income taxes	(6,461)	(7,463)	(7,656)	(5,490)	(9,908)

Net income	22,472	7,701	14,233	6,325	13,407
Net (income) loss attributable to noncontrolling interest, net of tax	20	(77)	(1,345)	1,332	231

Net income attributable to CRA International, Inc.	$22,492	$7,624	$12,888	$7,657	$13,638

Net income per share attributable to CRA International, Inc.(3):
Basic	$2.76	$0.91	$1.50	$0.84	$1.40

Diluted	$2.61	$0.89	$1.49	$0.83	$1.38

Weighted average number of shares outstanding(3):
Basic	8,107	8,292	8,503	9,010	9,747

Diluted	8,570	8,497	8,601	9,195	9,897

Dividends per share	$0.71	$0.59	$0.14	—	—

	December 29, 2018	December 30, 2017	December 31, 2016	January 2, 2016	January 3, 2015
Consolidated Balance Sheet Data(1):
Working capital	$38,643	$62,300	$76,411	$54,336	$56,256
Total assets	370,846	361,757	323,642	313,717	313,472
Total long-term debt	—	—	—	—	981
Total shareholders' equity	196,472	207,229	207,883	211,068	214,704

(1)
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

(3)
Basic net income per share attributable to CRA represents net income attributable to CRA divided by the weighted average shares of common stock outstanding during the period. Diluted net income per share attributable to CRA represents net income attributable to CRA divided by the weighted average shares of common stock and common stock equivalents outstanding during the period, if applicable. Weighted average shares used in computing diluted net income per share include common stock equivalents arising from stock options, time-vesting unvested restricted stock units, and performance-vesting restricted stock units that would be issuable under the terms of the agreement if the end of the reporting period were the end of the contingency period. The treasury stock method was used to compute diluted net income per share for fiscal year 2014, while the two-class method was used for fiscal years 2018, 2017, 2016 and 2015. The change in methods was required due to the changes in shareholder grants for certain restricted stock units.

(4)
On November 20, 2017, we entered into a transaction agreement with IQVIA Inc. ("IQVIA") where we, and certain former employees of IQVIA, agreed to certain terms and conditions relating to the former employees' employment agreements with IQVIA, and to settle certain claims among the parties to the agreement. We paid IQVIA an aggregate amount of $5.7 million as consideration under the transaction agreement. This amount has been reported as a component of selling, general and administrative expenses for fiscal 2017.

Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are a leading worldwide economic, financial, and management consulting firm that applies advanced analytic techniques and in-depth industry knowledge to complex engagements for a broad range of clients.

        We derive revenues principally from professional services rendered by our employee consultants. In most instances, we charge clients on a time-and-materials basis and recognize revenues in the period when we provide our services. We charge consultants' time at hourly rates, which vary from consultant to consultant depending on a consultant's position, experience, expertise, and other factors. We derive a portion of our revenues from fixed-price engagements. Revenues from fixed-price engagements are recognized using a proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. We generate substantially all of our professional services fees from the work of our own employee consultants and a portion from the work of our non-employee experts. Factors that affect our professional services revenues include the number and scope of client engagements, the number of consultants we employ, the consultants' billing rates, and the number of hours our consultants work. Revenues also include reimbursements for costs we incur in fulfilling our performance obligations, including travel and other out-of-pocket expenses, fees for outside consultants and other reimbursable expenses.

        Our costs of services include the salaries, bonuses, share-based compensation expense, and benefits of our employee consultants. Our bonus program awards discretionary bonuses based on our revenues and profitability and individual performance. Costs of services also include out-of-pocket and other expenses, and the salaries of support staff whose time is billed directly to clients, such as librarians, editors, and programmers, as well as the amounts billed to us by our outside consultants for services rendered while completing a project. Selling, general, and administrative expenses include salaries, bonuses, share-based compensation expense, and benefits of our administrative and support staff, fees to non-employee experts for generating new business, office rent, marketing, and other costs.

Utilization and Seasonality

        We derive the majority of our revenues from the number of hours worked by our employee consultants. Our utilization of those employee consultants is one key indicator that we use to measure our operating performance. We calculate utilization by dividing the total hours worked by our employee consultants on engagements during the measurement period by the total number of hours that our employee consultants were available to work during that period. Utilization was 76%, 74%, and 74% for fiscal 2018, fiscal 2017, and fiscal 2016, respectively.

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

International Operations

        Revenues outside of the U.S. accounted for approximately 21%, 20%, and 22% of our total revenues in fiscal 2018, fiscal 2017, and fiscal 2016, respectively. Revenue by country is detailed in note 11 to our Notes to Consolidated Financial Statements.

Noncontrolling Interest

        Please refer to the section captioned "Principles of Consolidation" and "GNU Interest" in note 1 of our Notes to Consolidated Financial Statements contained in this Form 10-K.

Critical Accounting Policies

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets and liabilities, as well as related disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates in these consolidated financial statements include, but are not limited to, allowances for accounts receivable and unbilled services, revenue recognition on fixed price contracts, variable consideration to be included in the transaction price of revenue contracts depreciation of property and equipment, share-based compensation, valuation of the contingent consideration liability, valuation of acquired intangible assets, impairment of long-lived assets and goodwill, accrued and deferred income taxes, valuation allowances on deferred tax assets, accrued compensation, accrued exit costs, and certain other accrued expenses. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if our assumptions based on past experience or our other assumptions do not turn out to be substantially accurate.

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

        Prior to adopting ASC Topic 606, Revenue from Contracts with Customers ("ASC 606") on December 31, 2017, as discussed below, we followed the revenue recognition guidance as issued in ASC Topic 605, Revenue Recognition ("ASC 605"). Under ASC 605, we recognized substantially all of our revenues under written service contracts when the fee was fixed and determinable, as the services were provided, and only in those situations where collection from the client was reasonably assured. In certain cases we provided services to our clients without sufficient contractual documentation, or fees were tied to performance-based criteria, which required us to defer revenue in accordance with ASC 605. In these cases, these amounts were fully reserved, and the reserve was reduced as cash was received.

        During the periods in which ASC 605 applied, we recognized all project revenue on a gross basis based on the consideration of the criteria set forth in ASC Topic 605-45, Principal Agent Considerations. In general, project costs were classified in costs of services and were based on the direct salary of the consultants on the engagement plus all direct expenses incurred to complete the engagement, including any amounts billed to us by outside consultants.

        Revenues from time-and-materials service contracts were recognized as the services were provided based upon hours worked and contractually agreed-upon hourly rates, as well as indirect fees based upon hours worked.

        Under ASC 605, revenues from a majority of our fixed-price engagements were recognized on a proportional performance method based on the ratio of costs incurred, substantially all of which were labor-related, to the total estimated project costs. The proportional performance method was used for fixed-price contracts because reasonably dependable estimates of the revenues and costs applicable to various stages of a contract could be made, based on historical experience and the terms set forth in the contract, and were indicative of the level of benefit provided to our clients. Our management maintained contact with project managers to discuss the status of the projects and, for fixed-price engagements, management was updated on the budgeted costs and resources required to complete the project. These budgets were then used to calculate proportional performance ratios and to estimate the anticipated income or loss on the project. Provisions for estimated losses on contracts were made during the period in which such losses become probable and could be reasonably estimated.

        Revenues also include reimbursements for costs incurred by the Company in fulfilling its performance obligations, including travel and other out-of-pocket expenses, fees for outside consultants and other reimbursable expenses.

        The following discussion of our revenue recognition accounting policies is based on the accounting principles that were used to prepare the fiscal year 2018 consolidated financial statements included in this Annual Report on Form 10-K. On December 31, 2017, we adopted ASC 606. This standard replaces existing revenue recognition rules with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. Please refer to the section captioned "Recent Accounting Standards Adopted" in note 1 of our Notes to Consolidated Financial Statements contained in this Form 10-K for further discussion of recently issued accounting standards.

        We evaluate our revenue contracts with customers based on the five-step model under ASC 606. Revenues are recognized, subject to the satisfaction of other criteria as described in ASC 606, for enforceable contracts. Revenues are deferred until all criteria for an enforceable contract are met.

        For enforceable contracts, revenue is recognized when, or as, obligations under the terms of a contract are satisfied, which occurs when control of the promised consulting services are transferred to customers. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring consulting services to a customer, which we refer to as the transaction price. Variable consideration to be included in the transaction price is estimated based on the most likely amount we expect to be entitled to if it is probable that a significant future reversal of cumulative revenue under the contract will not occur. For contracts that contain multiple performance obligations, the transaction price is allocated based on estimated relative standalone selling prices of the promised consulting services underlying each performance obligation. The transaction price also includes reimbursable expenses. Sales, value add, and other taxes collected on behalf of third parties are excluded from revenue. CRA usually issues invoices to its customers on a monthly basis, and payment is due upon receipt of the invoice.

        We maintain accounts receivable allowances for estimated losses resulting from clients' failure to make required payments. These allowances are determined for specific customer accounts and are based on the financial condition of our customer and related facts and circumstances. Expenses associated with these allowances are reported as a component of selling, general and administrative expenses.

        Consulting services revenue is generally recognized over time as the services are delivered to the customer based on the extent of progress towards completion of the performance obligation. See note 11 of our Notes to Consolidated Financial Statements for further details on revenue recognition.

        Deferred Compensation.    We account for performance and service based cash awards using a prospective accrual method. Under the requirements of ASC Topic 710, Compensation General ("ASC Topic 710") to the extent the terms of the contract attribute all or a portion of the expected future benefits to a period of service greater than one year, the cost of those benefits are accrued over the period of the employee or non-employee's service in a systematic and rational manner. We have implemented a process that requires the liability to be re-evaluated on a quarterly basis.

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

        Valuation of the Contingent Consideration Liability.    We account for our contingent consideration liability using the fair value method, estimated based on a Monte Carlo simulation. The fair value measurement of these liabilities is based on significant inputs not observed in the market. The significant unobservable inputs used in the fair value measurements of these contingent consideration liabilities are our measures of the estimated payouts based on internally generated financial projections and discount rates. We reassess the fair value of these contingent consideration liabilities on a quarterly basis using additional information as it becomes available. Any change in the fair value estimates are recorded in the earnings of that period.

        Valuation of Goodwill and Other Intangible Assets.    In accordance with ASC Topic 350, "Intangibles—Goodwill and Other" ("ASC Topic 350"), goodwill and intangible assets with indefinite lives are not subject to amortization, but are evaluated annually as of October 15th for impairment, or more frequently, as necessary, if events or circumstances exist that would more likely than not reduce the fair value of the reporting unit below its carrying amount. For our fiscal 2018 goodwill impairment analysis, we operate under one reporting unit, which is consulting services. Prior to April 13, 2016, we operated under two reporting units, which were consulting services and GNU.

        Under ASC Topic 350, in performing the goodwill impairment testing and measurement process, we compare the estimated value of each of our reporting units to its net book value to identify potential impairment. We estimate the fair value of our consulting business utilizing our market capitalization, plus an appropriate control premium. Market capitalization is determined by multiplying our shares outstanding on the test date by the market price of our common stock on that date. We determine the control premium utilizing data from publicly available premium studies for the trailing four quarters for public company transactions in our industry group. If the estimated fair value of a reporting unit is less than its net book value, an impairment charge would be recorded in our consolidated statement of operations.

        We had no impairment losses related to goodwill during fiscal 2018, fiscal 2017 or fiscal 2016 as there were no events or circumstances that we determined would more likely than not reduce our fair value below our carrying amount, and our estimated fair value on October 15 in each such fiscal year was greater than our carrying value on October 15th of such year.

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

        On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was enacted into law and the new legislation contains several key tax provisions that affected us, including a reduction of the corporate income tax rate to 21% effective January 1, 2018, an expansion of limitations around the deductibility of meals and entertainment and compensation of our executive officers, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as remeasuring our U.S. deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"), which allows us to record provisional amounts during a measurement period. SAB 118 provides that the measurement period is complete when a company's accounting is complete and in no circumstances, should the measurement period extend beyond one year from the enactment date of the applicable change in tax law. As of December 29, 2018, CRA completed its accounting for all the tax effects of the Tax Act.

        In connection with the Tax Act, we recorded a provisional amount in fiscal 2017 attributable to the remeasurement of deferred tax assets and liabilities from a 35% tax rate to the new 21% tax rate. The provisional amount recorded in fiscal 2017 was an increase in tax expense in the amount of $3.6 million. During fiscal 2018, CRA recognized an adjustment related to the remeasurement of deferred tax assets and liabilities of $0.3 million to the provisional amounts recorded at December 30, 2017. Additionally, as a result of guidance in connection with the deductibility of compensation paid to certain executive officers for "qualified performance-based compensation," CRA recorded a provisional amount of $0.2 million. Both adjustments were included as a component of income tax expense from continuing operations, the impact of which was to increase the fiscal 2018 effective tax rate from 21.4% to 22.3%.

        Business Combinations.    Under the acquisition method of accounting, we recognize tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. We record the excess of the fair value of the purchase consideration over the value of the net assets acquired as goodwill. Fair value measurements require extensive use of estimates and assumptions, including estimates of future cash flows to be generated by the acquired assets. We recognize and measure contingent consideration at fair value as of the acquisition date using a Monte Carlo simulation. Contingent consideration obligations that are classified as liabilities are remeasured at fair value each reporting period, with the changes in fair value resulting from either the passage of time, revised expectations of performance, or ultimate settlement to the amount or timing of the initial measurement recognized in the consolidated statements of operations.

Recent Accounting Standards Adopted

Revenue from Contracts with Customers

        We adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606"), which established ASC Topic 606, on December 31, 2017, using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for fiscal 2018 reflect the application of ASC 606 guidance, while the reported results for fiscal 2017 were prepared under the guidance of ASC 605, Revenue Recognition ("ASC 605"). The cumulative effect of applying ASC 606 to all contracts with customers that were not completed as of December 30, 2017 amounted to $0.4 million. The cumulative effect adjustment resulted in an increase to our fiscal 2018 opening balance of retained earnings of $0.4 million, net of tax. Prior periods were not retrospectively adjusted.

Improvements to Employee Share-Based Payment Accounting

        We adopted ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09") on January 1, 2017. ASU 2016-09 requires all of the tax effects related to share-based payments to be recorded through the income statement. The pronouncement also allows for the option of estimating awards expected to vest or accounting for forfeitures when they occur. In the statement of cash flows, cash paid by employers when withholding shares for tax withholding purposes should be classified as a financing activity whereas cash flows resulting from excess tax benefits should be reported in operating activities. The adoption of ASU 2016-09 resulted in the recognition of an immaterial tax benefit to retained earnings as of that date. We had traditionally classified employee taxes paid through employer share withholdings as financing activities, therefore no further adjustment was necessary. We have classified the excess tax benefits from share-based compensation as operating activities on a prospective basis beginning in the quarter ended April 1, 2017. We did not make any changes to our accounting for forfeitures and continue to estimate forfeitures based on historical experience.

Statement of Cash Flows (Topic 230): Restricted Cash

        We adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"), on December 31, 2017. ASU 2016-18 amends ASC 230 to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. The new standard requires cash and cash equivalents balances on the statement of cash flows to include restricted cash and cash equivalent balances. ASU 2016-18 requires a company to provide appropriate disclosures about its accounting policies pertaining to restricted cash in accordance with GAAP. Additionally, changes in restricted cash and restricted cash equivalents that result from transfers between cash, cash equivalents, and restricted cash and restricted cash equivalents are not to be presented as cash flow activities in the statement of cash flows. The adoption of ASU 2016-18 did not have a material impact on our financial position, results of operations, cash flows, or disclosures.

Business Combinations (Topic 805): Clarifying the Definition of a Business

        We adopted ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01"), on December 31, 2017. ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist companies and other reporting organizations with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the amendments, a business is an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return in the form of dividends, lower costs, or other economic benefits directly to investors or other owners, members, or participants. The adoption of ASU 2017-01 did not have a material impact on our financial position, results of operations, cash flows, or disclosures.

Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

        We adopted ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"), on December 31, 2017. ASU 2017-04 simplifies the subsequent measurement of goodwill and eliminates Step 2 from the goodwill impairment test. Under the amendments, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the charge recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment charge, if applicable. The amendments also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. The adoption of ASU 2017-04 did not have a material impact on our financial position, results of operations, cash flows, or disclosures.

Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting

        We adopted ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"), on December 31, 2017. ASU 2017-09 updates guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Under the amendments, an entity should account for the effects of a modification unless all the following conditions are met. First, the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. Second, the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified. Third, the classification of the modified award as an equity instrument or a liability is the same as the classification of the original award immediately before the original award is modified. The adoption of ASU 2017-09 did not have a material impact on our financial position, results of operations, cash flows, or disclosures.

Recent Accounting Standards Not Yet Adopted

Leases (Topic 842)

        In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which supersedes FASB ASC Topic 840, Leases ("ASC 840"). ASU 2016-02 establishes a comprehensive new lease accounting model. The new standard clarifies the definition of a lease, requires a dual approach to lease classification similar to current lease classifications, and causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset, subject to certain permitted accounting policy elections. The liability will be equal to the present value of future lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern

(similar to current capital leases). In July 2018, the FASB issued Accounting Standards Update ("ASU") No. 2018-10, Codification Improvements to Topic 842, Leases ("ASU 2018-10"). ASU 2018-10 clarifies or corrects unintended application of guidance related to ASU 2016-02. The new standard is effective for our interim and annual periods beginning on or after December 30, 2018, the beginning of fiscal 2019.

        We will elect the package of practical expedients under ASU 2016-02 and ASU 2018-10, which allows us to forgo reassessing the following upon adoption of the new standard: (1) whether contracts contain leases for any expired or existing contracts, (2) the lease classification for any expired or existing leases, and (3) initial direct costs for any existing or expired leases. In addition, we will elect an accounting policy to exclude from the consolidated balance sheets the right-of-use assets and lease liabilities related to short term leases, which are those leases with an initial lease term of twelve months or less that do not include an option to purchase the underlying asset that we are reasonably certain to exercise.

        We plan to adopt ASU 2016-02 using the additional modified retrospective transition method provided by ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. Under this approach, the cumulative-effect of the transition adjustments are applied to the applicable opening balances of the consolidated balance sheets in the period of adoption. However, comparative periods prior to the adoption date and their respective disclosures will be presented using the legacy guidance of ASC 840.

        We are currently in the process of finalizing our evaluation of the impact of adopting Topic 842, including finalizing our determination of the incremental borrowing rates to be used to calculate the present value of its lease payments. We will finalize our evaluation during the first fiscal quarter of 2019. As a result of adopting the new standard, we currently estimate that we will recognize right-of-use assets between approximately $66.0 million and $86.0 million and recognize lease liabilities between approximately $89.0 million and $112.0 million as of December 30, 2018. The difference between the amount of right-of-use assets and lease liabilities recognized will be an adjustment to deferred rent. However, the final amounts could vary from the ranges described above based upon the finalization of our incremental borrowing rates.

        We believe that the adoption of ASC 842 will not have a material impact on our results of operations or cash flows. We do not expect the adoption of ASC 842 to impact any of our existing debt covenants.

Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

        In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 replaces the methodology that recognizes impairment of financial instruments when losses have been incurred with a methodology that recognizes impairment of financial instruments when losses are expected. The amendment requires entities to use a forward-looking "expected loss" model for most financial instruments, including accounts receivable and loans, that is based on historical information, current information, and reasonable and supportable forecasts. For available-for-sale debt securities with unrealized losses, credit losses will be recognized as an allowance rather than as a reduction in the amortized cost of the debt securities. ASU 2016-13 is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted for interim and annual periods beginning after December 15, 2018. Adoption of ASU 2016-13 will be applied as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period after adoption.

        In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses ("ASU 2018-19"). ASU 2018-19 changes the required adoption date for nonpublic business entities and clarifies that receivables arising from operating leases are not within the scope of Topic 326.

        We have not yet determined the effects, if any, that the adoption of the amendments may have on our financial position, results of operations, cash flows, or disclosures. We plan to adopt the amendments during the first quarter of 2020.

Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting

        In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting (Topic 718) ("ASU 2018-07"). ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments in this update specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used effectively to provide financing to the issuer or awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The new guidance is effective for interim and annual periods beginning after December 15, 2018. We plan to adopt ASU 2018-07 as of December 30, 2018. The new guidance requires a remeasurement of nonemployee awards at fair value as of the adoption date and disclosure of the nature of and reason for the change in accounting principle and, if applicable, quantitative information about the cumulative effect of the change on retained earnings or other components of shareholders' equity. We believe that the adoption of ASU 2018-07 will not have any impact on our financial position, results of operations, cash flows or disclosures.

Fair Value Measurements (Topic 820)

        In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement ("ASU No. 2018-13"). The ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements from ASC 820. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurement. The new standard is effective for interim and annual periods beginning after December 15, 2019. Entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements. We have not yet determined the effects, if any, that the adoption of ASU 2018-10 may have on our financial position, results of operations, cash flows, or disclosures.

Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement

        In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"). ASU 2018-15 clarifies the accounting for implementation costs in a cloud computing arrangement that is a service contract and aligns the requirements for capitalizing those costs with the capitalization requirements for costs incurred to develop or obtain internal-use software. The new standard is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted. We are currently evaluating the effects, if any, the adoption of ASU 2018-15 may have on our financial position, results of operations, cash flows, or disclosures.

Results of Operations

        The following table provides operating information as a percentage of revenues for the periods indicated:

	Fiscal Year Ended
	December 29, 2018 (52 weeks)	December 30, 2017 (52 weeks)	December 31, 2016 (52 weeks)
Revenues	100.0%	100.0%	100.0%
Cost of services (exclusive of depreciation and amortization)	69.2	69.9	70.0
Selling, general and administrative expenses	21.5	23.4	21.7
Depreciation and amortization	2.4	2.4	2.4

Income from operations	6.9	4.3	5.8
GNU gain on sale of business assets and subsequent liquidation	0.1	0.1	1.2
Interest expense, net	(0.2)	(0.2)	(0.2)
Other income (expense), net	0.1	(0.1)	(0.1)

Income before provision for income taxes	6.9	4.1	6.7
Provision for income taxes	(1.5)	(2.0)	(2.4)

Net income	5.4	2.1	4.4
Net (income) loss attributable to noncontrolling interest, net of tax	0.0	(0.0)	(0.4)

Net income attributable to CRA International, Inc.	5.4%	2.1%	4.0%

Fiscal 2018 Compared to Fiscal 2017

        Our fiscal year end is the Saturday nearest December 31 of each year. Our fiscal years periodically contain 53 weeks rather than 52 weeks. Fiscal 2018 and fiscal 2017 were both 52-week years.

        Revenues.    Revenues increased by $47.5 million, or 12.8%, to $417.6 million for fiscal 2018 from $370.1 million for fiscal 2017. The increase in net revenue was a result of an increase in gross revenues of $46.7 million as compared to fiscal 2017, coupled with a decrease in write-offs and reserves of $0.8 million as compared to fiscal 2017. Included in revenues are the effect of changes in currency exchange rates resulting in an increase to revenue of $2.6 million for fiscal 2018 and a decrease of $2.5 million for fiscal 2017. Utilization increased to 76% for fiscal 2018 from 74% for fiscal 2017, while consultant headcount increased by 56 consultants during fiscal 2018. Billable hours increased by 9.1% for fiscal 2018 when compared to fiscal 2017.

        Overall, revenues outside of the U.S. represented approximately 21% and 20% of total revenues for fiscal 2018 and fiscal 2017, respectively. Revenues derived from fixed-price engagements decreased to 23% of total revenues for fiscal 2018 as compared with 25% for fiscal 2017. These percentages of revenue derived from fixed-price engagements depend largely on the proportion of our revenues derived from our management consulting business, as the management consulting business typically has a higher concentration of fixed-price service engagements.

        Costs of Services (exclusive of depreciation and amortization).    Costs of services (exclusive of depreciation and amortization) increased by $30.4 million, or 11.7%, to $289.2 million for fiscal 2018 from $258.8 million for fiscal 2017. The increase in costs of services was due primarily to an increase of $7.7 million in employee compensation and fringe benefit costs attributable to salaries and benefits associated with our increased consulting headcount, an increase in forgivable loan amortization of $4.1 million, and an increase in incentive and retention compensation costs of $14.2 million. These increases were partially offset by a decrease in stock compensation expense of $1.6 million and a decrease in expense related to contingent consideration of $1.4 million. Additionally, client reimbursable expenses increased by $7.4 million in fiscal 2018 compared to fiscal 2017. Despite the overall increase in cost of services, as a percentage of net revenue, costs of services remained relatively flat at 69.2% for fiscal 2018 and 69.9% for fiscal 2017.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by $3.0 million, or 3.5%, to $89.5 million for fiscal 2018 from $86.5 million for fiscal 2017. This increase was due primarily to a $2.4 million increase in rent expense due to additional leased space in our Chicago, New York and London offices, as well as an increase in commissions to our nonemployee experts of $2.3 million, resulting from higher percentage of our revenue for the year sourced by our nonemployee experts, as compared to fiscal 2017. Additional factors contributing to this increase were a $1.2 million increase in bad debt and a $0.7 million increase in salaries and benefits. Offsetting these increases was a $3.4 million decrease in other operating expenses due to a $2.3 million increase in other professional fees offset by $5.7 million of consideration paid to IQVIA in fiscal 2017.

        As a percentage of revenues, selling, general and administrative expenses decreased to 21.5% for fiscal 2018 from 23.4% for fiscal 2017 due primarily to the increase in revenues. Commissions to non-employee experts increased to 2.9% of revenue in fiscal 2018 compared to 2.7% of revenue in fiscal 2017 as more revenue as a percentage of overall revenue was sourced by nonemployee experts in fiscal 2017.

        GNU gain on sale of business assets and subsequent liquidation.    On April 13, 2016, a buyer acquired substantially all of the business assets and assumed substantially all of the liabilities of GNU for a cash purchase price of $1.4 million. Of this amount, $1.1 million was received at closing, with the remaining $0.3 million paid in full on May 3, 2017. GNU recognized a gain on sale of its business assets of $0.3 million in fiscal 2017 of which $0.2 million was attributed to CRA. Additionally, CRA recognized a gain on liquidation of GNU amounting to $0.3 million in fiscal 2018.

        Provision for Income Taxes.    For fiscal 2018, our income tax provision was $6.5 million and the effective tax rate was 22.3%, as compared to a provision of $7.5 million and an effective tax rate of 49.2% for fiscal 2017. The effective tax rate for fiscal 2018 was lower than the prior year rate primarily due to the lower statutory U.S. corporate tax rate of 21% in the current year as a result of the Tax Act as well as the prior year remeasurement of U.S. deferred tax assets at the lower enacted corporate tax rate in fiscal 2017. The effective tax rate for fiscal 2018 was lower than our combined federal and state statutory rate primarily due to the tax benefit related to the accounting for stock-based compensation partially offset by higher non-deductible items as a result of the Tax Act stemming from new limitations on the deductibility of compensation paid to executive officers and the deductibility of meals and entertainment. The effective tax rate for fiscal 2017 was higher than our combined federal and state statutory rate primarily due to the remeasurement of U.S. deferred tax assets at the lower enacted corporate tax rate whereby we recorded a $3.6 million provision, partially offset by tax benefits related to the accounting for stock-based compensation.

        Net Income Attributable to CRA International, Inc.    Net income attributable to CRA International, Inc. increased by $14.9 million to net income of $22.5 million for fiscal 2018 from net income of $7.6 million for fiscal 2017.

        The diluted net income per share was $2.61 per share for fiscal 2018, compared to diluted net income per share of $0.89 per share for fiscal 2017. Diluted weighted average shares outstanding increased by approximately 73,000 shares to approximately 8,570,000 shares for fiscal 2018 from approximately 8,497,000 shares for fiscal 2017. The increase in diluted weighted average shares outstanding was primarily due to the issuance or vesting of shares of restricted stock and time-vesting restricted stock units, and the exercise of stock options, offset in part by the repurchase of shares of our common stock since December 30, 2017.

Fiscal 2017 Compared to Fiscal 2016

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

        GNU gain on sale of business assets and subsequent liquidation.    On April 13, 2016, a buyer acquired substantially all of the business assets and assumed substantially all of the liabilities of GNU for a cash purchase price of $1.4 million. Of this amount, $1.1 million was received at closing, with the remaining $0.3 million paid in full on May 3, 2017. GNU recognized a gain on sale of its business assets of $0.3 million in fiscal 2017 of which $0.2 million was attributed to CRA, as compared to $3.8 million in fiscal 2016, of which $2.1 million was attributed to CRA.

        Provision for Income Taxes.    For fiscal 2017, our income tax provision was $7.5 million and the effective tax rate was 49.2% as compared to a provision of $7.7 million and an effective tax rate of 35.0% for fiscal 2016. The effective tax rate for fiscal 2017 was higher than the prior year rate and our combined federal and state statutory rate primarily due to the December 22, 2017, enactment of the Tax Cuts and Jobs Act (the "Tax Act") which lowers the U.S. corporate statutory tax rate from 35 percent to 21 percent. As a result of the enactment, we recorded a $3.6 million provision in connection with the remeasurement of U.S. deferred tax assets at the lower enacted corporate tax rate, partially offset by tax benefits related to the accounting for stock-based compensation. The effective tax rate in fiscal 2016 was lower than our combined federal and state statutory tax rate primarily due to the tax benefit realized for the use of GNU net operating loss carryforwards that previously had a valuation allowance as a result of the sale of their assets during Q2 of 2016, jurisdictional mix of income, and certain favorable prior period adjustments.

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

        General.    In fiscal 2018, our cash and cash equivalents decreased by $16.0 million, completing the year with cash and cash equivalents of $38.0 million and working capital (defined as current assets less current liabilities) of $38.6 million. The principal drivers of the reduction of cash were payment of our fiscal 2017 performance bonuses in the first half of 2018, the repurchase and retirement of shares of our common stock throughout the year under our share repurchase program, payments of dividends, payments made in respect of forgivable loans, and the buildout costs of our New York, San Francisco, Chicago and London offices, offset by changes in other cash flows from operations as described below.

        At December 29, 2018, $27.2 million of our cash and cash equivalents was held within the U.S. We have sufficient sources of liquidity in the U.S., including cash flow from operations and availability on our revolving line of credit to fund U.S. cash requirements without the need to repatriate funds from our foreign subsidiaries. As of December 29, 2018, CRA's cash accounts were concentrated at two financial institutions, which potentially exposes CRA to credit risks. The financial institutions both have short-term credit ratings of A-2 by Standard & Poor's ratings services. CRA has not experienced any losses related to such accounts. CRA does not believe that there is significant risk of non-performance by the financial institutions, and its cash on deposit is fully liquid. CRA also makes investments in treasury money market mutual fund shares with a credit rating of AAA by Moody's. CRA continually monitors the credit ratings of these institutions.

        Sources and Uses of Cash.    During fiscal 2018, net cash provided by operations was $36.2 million. Net income was $22.5 million for fiscal 2018. The primary sources of cash were an increase in accounts payable, accrued expenses, and other liabilities of $18.8 million, a decrease in prepaid expenses and other current assets of $5.5 million, and an increase in incentive cash awards of $3.2 million. Additionally, cash provided by operations includes non-cash items including depreciation and amortization expense of $9.9 million and share-based compensation expenses of $4.8 million. Offsetting these sources of cash are an increase in accounts receivable and unbilled services of $14.4 million and $3.0 million, respectively, due to a significant increase in consulting activity during the period, and an increase in forgivable loans of $12.3 million. The change in forgivable loans was primarily driven by $27.2 million of forgivable loan issuances, net of repayments, offset by $15.3 million of forgivable loan amortization and $0.2 million in foreign currency translation.

        During fiscal 2018, net cash used in investing activities was $15.4 million for capital expenditures.

        We used $35.7 million of net cash in financing activities during fiscal 2018, primarily as a result of tax withholding payments reimbursed by restricted shares of $3.9 million, payment of $6.0 million of cash dividends to shareholders, and $27.9 million of repurchases of common stock. Offsetting these uses in cash was $2.2 million received upon the issuance of shares of common stock related to the exercise of stock options.

  Indebtedness

        We are party to a credit agreement that provides us with a $125.0 million revolving credit facility and a $15.0 million sublimit for the issuance of letters of credit. We may use the proceeds of the revolving credit facility to provide working capital and for other general corporate purposes. Generally, we may repay any borrowings under the revolving credit facility at any time, but must repay all borrowings no later than October 24, 2022. There were no borrowings outstanding under this revolving credit facility as of December 29, 2018.

        The amount available under this revolving credit facility was reduced by certain letters of credit outstanding, which amounted to $3.9 million as of December 29, 2018. Borrowings under the revolving credit facility bear interest at a rate per annum, at our election, of either (i) the adjusted base rate, as defined in the credit agreement, plus an applicable margin, which varies between 0.25% and 1.25% depending on our total leverage ratio as determined under the credit agreement, or (ii) the adjusted eurocurrency rate, as defined in the credit agreement, plus an applicable margin, which varies between 1.25% and 2.25% depending on our total leverage ratio. We are required to pay a fee on the unused portion of the revolving credit facility at a rate per annum that varies between 0.20% and 0.35% depending on our total leverage ratio. Borrowings under the revolving credit facility are secured by 100% of the stock of certain of our U.S. subsidiaries and 65% of the stock of certain of our foreign subsidiaries, which represent approximately $29.1 million in net assets as of December 29, 2018.

        Under the credit agreement, we must comply with various financial and non-financial covenants. Compliance with these financial covenants is tested on a fiscal quarterly basis. Any indebtedness outstanding under the revolving credit facility may become immediately due and payable upon the occurrence of stated events of default, including our failure to pay principal, interest or fees or a violation of any financial covenant. The financial covenants require us to maintain an adjusted consolidated EBITDA to consolidated interest expense ratio of more than 2.5:1.0 and to comply with a consolidated debt to adjusted consolidated EBITDA ratio of not more than 3.0:1.0. The non-financial covenant restrictions of the senior credit agreement include, but are not limited to, our ability to incur additional indebtedness, engage in acquisitions or dispositions, and enter into business combinations. At December 29, 2018 and currently, we are in compliance with all such tests under the credit agreement.

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

  Compensation Arrangements

        We have entered into compensation arrangements for the payment of incentive performance awards to certain of our non-employee experts and employees that are payable if specific performance targets are met. The amounts of the awards to be paid under these compensation arrangements could fluctuate depending on future performance during the applicable measurement periods. Changes in the estimated award are expensed prospectively over the remaining service period. We believe that we will have sufficient funds to satisfy any cash obligations related to the incentive performance awards. We expect to fund any cash payments from existing cash resources, cash generated from operations, or borrowings on our existing revolving credit facility.

  Share-Based Compensation Expense

        We have an active equity incentive plan. Our Amended and Restated 2006 Equity Incentive Plan, as amended (the "2006 Equity Plan"), authorizes the grant of a variety of incentive and performance equity awards to our directors, employees and independent contractors, including stock options, shares of restricted stock, restricted stock units, and other equity awards. The 2006 Equity Plan has used standard "fungibility ratios" to count grants of full-share awards (such as shares of restricted stock and restricted stock units) against the maximum number shares issuable under the plan. The current fungibility ratio, applicable to full-share grants made on or after April 30, 2010, is 1.83. The fungibility ratio applicable to full-share grants made before March 12, 2008 was 1.8, and the fungibility ratio applicable to full-share grants made from March 12, 2008 and before April 30, 2010 was 2.2. The fungibility ratio does not apply to grants of stock options. The maximum number of shares issuable under the 2006 Equity Plan is 5,649,000, consisting of (1) 500,000 shares initially reserved for issuance under the 2006 Equity Plan, (2) 1,000,000 shares that either remained for future awards under our 1998 Incentive and Nonqualified Stock Option Plan (the "1998 Option Plan") on April 21, 2006, the date our shareholders initially approved the 2006 Equity Plan, or were subject to stock options issued under the 1998 Option Plan that were forfeited or terminated after April 21, 2006, (3) 210,000 shares approved by our shareholders in 2008, (4) 1,464,000 shares approved by our shareholders in 2010, and (5) the 2,500,000 shares approved by our shareholders in 2012 reduced by the 800,000 shares cancelled by our board of directors in fiscal 2016, (6) the 400,000 shares approved by CRA's shareholders on July 12, 2017, and (7) the 375,000 shares approved by CRA's shareholders on July 11, 2018.

        As of December 29, 2018, there were 747,926 shares of our common stock available for award grants under the 2006 Equity Incentive plan, calculated as follows:

	Actual Shares	Shares Using Fungibility Ratio
Maximum shares of common stock issuable under the 2006 Equity Plan		5,649,000
Full-share awards granted/reserved through March 12, 2008	471,827	(849,289)
Full-share awards granted/reserved from March 12, 2008 to April 29, 2010	352,932	(776,450)
Full-share awards granted/reserved on or after April 30, 2010	2,023,363	(3,701,290)
Cancellation of full-share awards granted/reserved through March 12, 2008	91,277	164,299
Cancellation of full-share awards granted/reserved between March 12, 2008 and April 29, 2010	91,964	202,321
Cancellation of full-share awards granted/reserved on or after April 30, 2010	663,757	1,214,676
Options granted		(1,422,761)
Options cancelled		228,425
Options forfeited		38,995

Shares available for grant under the 2006 Equity Plan as of December 29, 2018		747,926

        Additionally, the following table summarizes stock options outstanding and stock options exercisable as of December 29, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 29, 2018	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number Exercisable at December 29, 2018	Weighted-Average Remaining Contractual Life (years)	Weighted- Average Exercise Price
$18.48 - 20.00	150,656	1.89	$18.48	150,656	1.89	$18.48
$20.01 - 26.24	214,364	3.87	21.52	154,999	3.87	21.52
$26.25 - 30.96	32,000	4.88	30.96	16,000	4.88	30.96
$30.97 - 31.17	138,135	2.89	30.97	138,135	2.89	30.97
$31.18 - 47.45	50,826	8.76	44.51	9,907	6.51	39.12

Total	585,981	3.61	$25.48	469,697	3.04	$24.02

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

  Share Repurchases

        In February 2018, and February 2019, our Board of Directors authorized expansions to our existing share repurchase program, each authorizing the purchase of an additional $20.0 million of our common stock. We may repurchase shares under this program in open market purchases (including through any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. During fiscal 2018, we repurchased and retired 541,631 shares, under our share repurchase program at an average price per share of $51.51. We had approximately $1.6 million available for future repurchases under our share repurchase program as of December 29, 2018. As of February 22, 2019, we had approximately $21.6 million available for future repurchases under our share repurchase program. We plan to finance future repurchases with available cash, cash from future operations and funds from our existing revolving credit facility. We expect to continue to repurchase shares under our share repurchase program.

  Dividends to Shareholders

        We anticipate paying regular quarterly dividends each year. These dividends are anticipated to be funded through cash flow from operations, available cash on hand and/or borrowing under our revolving credit facility. Although we anticipate paying regular quarterly dividends on our common stock for the foreseeable future, the declaration, timing and amounts of any such dividends remain subject to the discretion of our Board of Directors.

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

  •
  share repurchases, under programs that we may have in effect from time to time;

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

  •
  the market prices of our securities.

Contractual Obligations

        The following table presents information about our known contractual obligations as of December 29, 2018. It does not reflect contractual obligations that may have arisen or may arise after that date. Except for historical facts, the information in this section is forward-looking information.

	Payments due by period
Contractual Obligations	Total	Fiscal 2019	Fiscal 2020-2021	Fiscal 2022-2023	After Fiscal 2023
	(in thousands)
Operating lease obligations	$126,017	$13,835	$27,877	$28,033	$56,272
Deferred LTIP cash awards	12,361	4,114	6,607	1,640	—
Contingent consideration(1)	6,626	—	6,626	—	—

Total	$145,004	$17,949	$41,110	$29,673	$56,272

(1)
As of December 29, 2018, the contingent consideration liability has a discounted fair value of $6.2 million. The payment is due on January 31, 2021. The figure in the table above represents the undiscounted fair value of the obligation. Contingent consideration obligations are remeasured at fair value each reporting period, with the changes in fair value recognized in the consolidated statements of operations.

        We are party to standby letters of credit with our bank in support of the minimum future lease payments under leases for permanent office space amounting to $3.9 million as of December 29, 2018.

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

Item 7A—Quantitative and Qualitative Disclosure About Market Risk

Foreign Exchange Risk

        The majority of our operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of foreign currencies. Our primary foreign currency exposures relate to our short-term intercompany balances with our foreign subsidiaries and accounts receivable and cash valued in the United Kingdom in U.S. Dollars or Euros. Our primary foreign subsidiaries have functional currencies denominated in either the British Pound or the Euro, and foreign denominated assets and liabilities are remeasured each reporting period with any exchange gains and losses recorded in our consolidated statements of operations. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements in exchange rates between the value of the U.S. Dollar and foreign currencies. Holding all other variables constant, fluctuations in foreign exchange rates may affect reported revenues and expenses, based on our currency exposures at December 29, 2018. A hypothetical 10% movement in foreign exchange rates on December 29, 2018 would have affected our income before provision for income taxes for the fourth quarter of fiscal 2018 by approximately $2.9 million. However, actual gains and losses in the future could differ materially from this analysis based on the timing and amount of both foreign currency exchange rate movements and our actual exposure.

        From time to time, we may use derivative instruments to manage the risk of exchange rate fluctuations. However, at December 29, 2018 and December 30, 2017, we had no outstanding derivative instruments. We do not use derivative instruments for trading or speculative purposes.

Translation of Financial Results

        Our foreign subsidiaries operate in currencies other than the U.S. Dollar; therefore, increases or decreases in the value of the U.S. Dollar against other major currencies will affect our operating results and the value of our balance sheet items denominated in foreign currencies. Our most significant exposures to translation risk relate to functional currency assets and liabilities that are denominated in the British Pound and the Euro. The changes in the net investments of foreign subsidiaries whose currencies are denominated in currencies other than the U.S. Dollar for fiscal 2018 were losses of $2.7 million. The changes in the net investments of foreign subsidiaries whose currencies are denominated in currencies other than the U.S. Dollar were gains of $3.9 million for fiscal 2017 and losses of $4.6 million for fiscal 2016. These translation gains and losses are reflected in "Other comprehensive income" in our consolidated statements of comprehensive income.

Interest Rate Risk

        We maintain an investment portfolio consisting mainly of commercial paper, with maturities of three months or less when purchased, and money market funds, which may be withdrawn upon request. These held-to-maturity securities are subject to interest rate risk. However, a hypothetical change in the interest rates of 10% would not have a material impact to the fair values of these securities at December 29, 2018 primarily due to their short maturity.

Item 8—Financial Statements and Supplementary Data

        We have included our consolidated financial statements in this annual report on pages FS-3 - FS-42. We have provided an index to our consolidated financial statements on page FS-1.

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Item 9A—Controls and Procedures

  (a)
  Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. This is done in order to ensure that information we are required to disclose in the reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 29, 2018, because of material weaknesses, described below in Management's Report on Internal Control over Financial Reporting.

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

  (b)
  Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in "Internal Control—Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our President and Chief Executive Officer and our Chief Financial Officer concluded that our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles as of December 29, 2018 because of the material weaknesses in internal control described in the following paragraph.

        A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, in fiscal 2018 we did not adequately design or execute internal controls over the completeness and accuracy of: 1) our contingent consideration and incentive-based compensation liabilities, including our internal controls over revenue forecasts and certain other assumptions used in the computation of these liabilities; 2) revenue and related reserves; 3) certain accounts payable and expense accruals; and 4) the evaluation of certain technical tax matters. We are in the process of remediating these controls at December 29, 2018.

        Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on their assessment of our internal control over financial reporting. The audit report is included herein.

  (c)
  Evaluation of Changes in Internal Control over Financial Reporting

        Except for the material weaknesses noted in Section (b) and the ongoing remediation of the material weaknesses as described in Section (d) pursuant to the plan described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2017, our evaluation of our internal control over financial reporting discussed in Section (b) did not identify any changes in our internal control over financial reporting during the fourth quarter of fiscal 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

  (d)
  Plan for Remediation of Material Weakness

        We are committed to remediating the control deficiencies that gave rise to the material weaknesses described in Section (b). Management is responsible for implementing changes and improvements to our internal control over financial reporting and for remediating the control deficiencies that gave rise to these material weaknesses.

        With input and oversight from the Audit Committee, we have taken significant steps to remediate our internal control deficiencies by redesigning our controls. Our efforts have focused on strengthening our finance organization and designing a suite of controls in respect of our revenue processes, compensation-related processes, certain contingent consideration processes, and certain accounts payable and accrual processes. Consistent with the remediation plan as reported in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2017, during fiscal 2018 we:

  •
  Continued our Special Internal Controls Committee reporting to the Audit Committee, led by our President and Chief Executive Officer, comprised of other members of senior management. The Special Internal Controls Committee met with the Audit Committee at each of its eight regularly scheduled meetings, as well as in four special sessions throughout the year. Additionally, the committee met with the Board of Directors twice during the year to provide an update on our remediation efforts;

  •
  Hired additional resources to bolster our technical accounting expertise, accounting processes and internal control program;

  •
  Enhanced change management process and controls over information technology systems, databases, applications and reports created from certain key systems used in the financial reporting process;

  •
  Engaged third-party advisors to assist in the evaluation, redesign, development and documentation of internal controls related to revenue accounting. Additionally, these advisors assisted in the assessment, design and reconfiguration of our revenue related accounting systems and related reporting;

  •
  Enhanced our policies, procedures, technology and controls over the receipt, review and accounting for client contracts, deferred revenues, variable consideration, receivables and related reserves, to ensure greater oversight and transparency;

  •
  Enhanced certain policies, procedures, and controls over the assessment, determination and documentation of management's judgments and estimates associated with compensation-related processes; and

  •
  Enhanced our management review controls over revenue, compensation and technical accounting processes.

        In fiscal 2019, we plan to supplement our system of internal controls over financial reporting with the following actions:

  •
  Continuation of the Special Internal Controls Committee to guide our remediation efforts;

  •
  Continuation or addition of processes intended to strengthen our accounting policies and procedures;

  •
  Continue to evaluate the design and operation of our internal controls related to revenue and related reserves, contingent consideration, income taxes, accounts payable and accrued expenses, including the evaluation of automated controls;

  •
  Continue to enhance our management review controls over revenue forecasts and related assumptions used in the computation of contingent consideration, incentive-based compensation and technical tax matters;

  •
  Provide additional training on the importance of timely, accurate and complete financial information effecting the status of client projects;

  •
  Evaluate areas of the finance organization for further technological advancements, such as accounts payable, accrued expenses and incentive-based compensation, to ensure the timeliness, completeness and accuracy of our accounting records and enhanced reporting; and

  •
  Provide additional training on the importance of review controls and related documentation.

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

        None

Report of Independent Registered Public Accounting Firm

        To the Shareholders and the Board of Directors of CRA International, Inc.

Opinion on Internal Control over Financial Reporting

        We have audited CRA International, Inc.'s internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, CRA International, Inc. (the Company) has not maintained effective internal control over financial reporting as of December 29, 2018, based on the COSO criteria.

        A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment. Management has identified material weaknesses in internal controls over the accounting for its contingent consideration liability, incentive based compensation, income taxes, revenue and related reserves and certain accounts payable and expense accruals.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 29, 2018 and December 30, 2017, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 29, 2018, and the related notes. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and this report does not affect our report dated February 28, 2019, which expressed an unqualified opinion thereon.

Basis for Opinion

        The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Controls and Procedures in Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP
Boston, Massachusetts February 28, 2019

 PART III

        We have omitted the information required in Part III of this annual report because we intend to include that information in our definitive proxy statement for the 2019 annual meeting of shareholders, which we expect to file within 120 days (or such greater number as permitted by SEC rules) after the end of fiscal 2018. We incorporate that information in this annual report by reference to the proxy statement to be filed in connection with the 2019 annual meeting of our shareholders, which we will refer to herein as our "2019 annual proxy statement."

Item 10—Directors, Executive Officers and Corporate Governance

        We incorporate the information required by this item by reference to the sections captioned "Corporate Governance" (specifically, its subsections captioned "Overview," "Executive officers and directors" and "Audit committee"), and "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2019 annual proxy statement.

Item 11—Executive Compensation

        We incorporate the information required by this item by reference to the section captioned "Compensation of Directors and Executive Officers" in our 2019 annual proxy statement.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

        We incorporate the information required by this item by reference to the sections captioned "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plans" in our 2019 annual proxy statement.

Item 13—Certain Relationships and Related Transactions and Director Independence

        We incorporate the information required by this item by reference to the sections captioned "Transactions with Related Parties" and "Corporate Governance" (specifically, its subsection captioned "Overview") in our 2019 annual proxy statement.

Item 14—Principal Accountant Fees and Services

        We incorporate the information required by this item by reference to the section captioned "Principal Accountant Fees and Services" in our 2019 annual proxy statement.

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

Item 16—Form 10-K Summary

        None.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
3.1	Amended and Restated Articles of Organization.		S-1/A	April 3, 1998	3.2
3.2	Articles of Amendment to our Articles of Organization		8-K	May 11, 2005	99.1
3.3	Amended and Restated By-Laws, as amended.		8-K	January 31, 2011	3.2
4.1	Specimen certificate for common stock.		S-8	April 21, 2006	4.4
10.1*	1998 Employee Stock Purchase Plan.		S-1/A	April 3, 1998	10.2
10.2*	Amended and Restated 2006 Equity Incentive Plan, as amended.		DEF 14A	April 27, 2018	Annex A
10.3*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan.		8-K	April 27, 2006	10.2
10.4*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan with Company Right of First Refusal.		10-K	February 12, 2009	10.9
10.5*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan, as amended.		10-K	March 2, 2012	10.11
10.6*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan, as amended.		10-K	March 15, 2017	10.9
10.7*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan, as amended.		10-K	March 12, 2018	10.7
10.8*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan, as amended.		10-Q	August 2, 2018	10.3
10.9*	Form of Restricted Stock Agreement for Employee or Independent Contractor Awards under the 2006 Equity Incentive Plan.		8-K	April 27, 2006	10.3
10.10*	Form of Restricted Stock Agreement for Employee or Independent Contractor Awards under the 2006 Equity Incentive Plan with Company Right of First Refusal.		10-K	February 12, 2009	10.11
10.11*	Form of Restricted Stock Agreement for Employee or Independent Contractor Awards under the 2006 Equity Incentive Plan with Company, as amended.		10-K	March 2, 2012	10.14
10.12*	Form of Restricted Stock Agreement for Employee or Independent Contractor Award under the 2006 Equity Incentive Plan, as amended.		10-Q	August 2, 2018	10.4
10.13*	Form of Nonqualified Stock Option under the 2006 Equity Incentive Plan.		10-K	February 8, 2007	10.10
10.14*	Form of Nonqualified Stock Option under the 2006 Equity Incentive Plan with Stock Ownership Guidelines.		10-K	March 2, 2012	10.16
10.15*	Form of Nonqualified Stock Option under the 2006 Equity Incentive Plan with Ownership Guidelines.		10-K	March 15, 2017	10.12
10.16*	Form of Nonqualified Stock Option under the 2006 Equity Incentive Plan with Ownership Guidelines.		10-K	March 12, 2018	10.14
10.17*	Form of Restricted Stock Unit Award Agreement under the 2006 Equity Incentive Plan.		10-K	January 29, 2010	10.14

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
10.18*	Form of Restricted Stock Unit Award Agreement under the 2006 Equity Incentive Plan with Stock Ownership Guidelines.		10-K	March 2, 2012	10.18
10.19*	Form of Restricted Stock Unit Award Agreement under the 2006 Equity Incentive Plan with Ownership Guidelines.		10-K	March 15, 2017	10.15
10.20*	Form of Restricted Stock Unit Award Agreement under the 2006 Equity Incentive Plan with Ownership Guidelines.		10-K	March 12, 2018	10.18
10.21*	Form of Restricted Stock Unit Award Agreement for Performance under the 2006 Equity Incentive Plan.		10-K	January 29, 2010	10.15
10.22*	Form of Restricted Stock Unit Award Agreement for Performance under the 2006 Equity Incentive Plan with Stock Ownership Guidelines.		10-K	March 2, 2012	10.20
10.23*	Form of Restricted Stock Unit Award Agreement for Performance under the 2006 Equity Incentive Plan with Ownership Guidelines.		10-K	March 15, 2017	10.18
10.24*	Form of Restricted Stock Unit Award Agreement for Performance under the 2006 Equity Incentive Plan with Ownership Guidelines.		10-K	March 12, 2018	10.22
10.25*	CRA International, Inc. Cash Incentive Plan, as amended.		DEF 14A	April 28, 2017	Annex B
10.26*	Form of Service Cash Awards Agreement under the Cash Incentive Plan with Ownership Guidelines.		8-K	December 12, 2016	10.2
10.27*	Form of Performance Cash Awards Agreement under the Cash Incentive Plan with Ownership Guidelines.		8-K	December 12, 2016	10.3
10.28*	Summary of Director Compensation.	X
10.29	Lease dated February 24, 2014 by and between CRA International, Inc. and BP Hancock LLC		8-K	February 27, 2014	10.1
10.30	First Amendment to Lease dated as of February 24, 2015 by and between CRA International, Inc. and BP Hancock LLC		8-K	March 2, 2015	10.1
10.31	Second Amendment to Lease dated as of August 16, 2017 by and between CRA International, Inc. and BP Hancock LLC.		10-Q	August 2, 2018	10.1
10.32	Third Amendment to Lease dated as of June 27, 2018 by and between CRA International, Inc. and BP Hancock LLC.		10-Q	August 2, 2018	10.2
10.33	Office Lease dated as of November 29, 1999 between CRA and 1201 F Street, L.L.C., as amended.		10-K	February 23, 2001	10.9
10.34	Addenda Nos. 3 and 4 to Office Lease dated as of November 29, 1999 between CRA and 1201 F Street, L.L.C. (or its successor in interest, 1201 F Street, L.P.), as amended.		10-K	March 17, 2015	10.35
10.35	Addendum No. 5 to Office Lease dated as of November 29, 1999 between CRA and 1201 F Street, L.P., as amended.		8-K	December 30, 2014	10.1
10.36	Amended and Restated Addendum No. 5 to Office Lease dated as of November 29, 1999 between CRA and 1201 F Street L.P., as amended.		10-K	March 4, 2016	10.28
10.37	Addendum No. 6 to Lease dated July 11, 2016 by and between CRA International, Inc. and 1201 F Street, L.P.		10-Q	October 31, 2017	10.3

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
10.38	Agreement for Leases dated May 20, 2016 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		8-K	May 25, 2016	10.1
10.39	Lease relating to Unit 2, Part Ground Floor, 8 Finsbury Circus, London EC2 dated May 20, 2016 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		8-K	May 25, 2016	10.2
10.40	Lease relating to Fourth Floor, 8 Finsbury Circus, London EC2 dated May 20, 2016 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		8-K	May 25, 2016	10.3
10.41	Licence to Carry Out Works relating to Unit 2, Part Ground Floor, 8 Finsbury Circus, London EC2 dated May 20, 2016 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		8-K	May 25, 2016	10.4
10.42	Licence to Carry Out Works relating to Fourth Floor, 8 Finsbury Circus, London EC2 dated May 20, 2016 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		8-K	May 25, 2016	10.5
10.43	Side Deed dated May 20, 2016 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		8-K	May 25, 2016	10.6
10.44	Agreement for Lease dated November 21, 2017 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		8-K	November 27, 2017	10.1
10.45	Lease dated February 12, 2018 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		10-Q	May 8, 2018	10.2
10.46	Deed of Variation of a Lease of Fourth Floor, 8 Finsbury Circus, London EC2 dated October 17, 2018 between Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.	X
10.47	Deed of Variation of a Lease of Part Third Floor, 8 Finsbury Circus, London EC2 dated October 17, 2018 between Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.	X
10.48	Licence to Carry Out Works relating to Part Third Floor and Fourth Floor, 8 Finsbury Circus, London EC2 dated October 17, 2018 between Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.	X
10.49	Lease dated July 15, 2015 by and between CRA International, Inc. and 1411 IC-SIC Property LLC.		8-K	July 21, 2015	10.1
10.50	First Amendment to Lease dated April 21, 2017 by and between CRA International, Inc. and 1411 IC-SIC Property LLC		8-K	May 5, 2017	10.1

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
10.51	Second Amendment to Lease dated July 28, 2017 by and between CRA International, Inc. and 1411 IC-SIC Property LLC.		10-Q	May 8, 2018	10.1
10.52	Lease dated as of February 14, 2008 by and between Teachers Insurance and Annuity Association of America, as landlord, and CRA International, Inc., as tenant, and the First Amendment to Lease dated as of May 8, 2017 by and among John Hancock Life Insurance Company (U.S.A.), as landlord and successor-in-interest to Teachers Insurance and Annuity Association of America, and CRA International, Inc., as tenant.		10-Q	May 11, 2017	10.2
10.53	Office Lease dated April 2, 2013 by and between C1 Consulting Limited Liability Company and 221 Main Property Owner LLC, as amended by First Amendment to Lease dated July 21, 2017 by and between CRA International, Inc. (as successor to C1 Consulting Limited Liability Company) and Columbia REIT—221 Main, LLC (as successor to 221 Main Property Owner LLC)		10-Q	October 31, 2017	10.2
10.54	Form of consulting agreement with outside experts.		S-1/A	April 3, 1998	10.8
10.55	Amended and Restated Credit Agreement, dated as of October 24, 2017, by and among CRA International, Inc., CRA International (UK) Limited, CRA International (Netherlands) B.V., and CRA International Limited, as the Borrowers, Citizens Bank, N.A., as Administrative Agent, a Lender and an Issuing Bank, Bank of America, N.A., as a Lender and an Issuing Bank, and Santander Bank, N.A., as a Lender		8-K	October 26, 2017	10.1
10.56	Amended and Restated Securities Pledge Agreement, dated as of October 24, 2017, by and between CRA International, Inc., as Pledgor, and Citizens Bank, N.A., as Administrative Agent		8-K	October 26, 2017	10.2
10.57	Transaction Agreement dated November 20, 2017 by and among IMSWorld Publications Ltd., IMS Health Technology Solutions Norway AS, IMS Health GmbH & Co. OHG, IQVIA Inc., CRA International, Inc., CRA International (UK) Limited and the Former Employees		8-K	November 27, 2017	10.2
21.1	Subsidiaries.	X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	X
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer.	X
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer.	X
32.1	Section 1350 certification.	X

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
101	The following financial statements from CRA International, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 29, 2018, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Consolidated Statements of Operations for the fiscal years ended December 29, 2018, December 30, 2017, and December 31, 2016, (ii) Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended December 29, 2018, December 30, 2017, and December 31, 2016, (iii) Consolidated Balance Sheets as at December 29, 2018 and December 30, 2017, (iv) Consolidated Statements of Cash Flows for the fiscal years ended December 29, 2018, December 30, 2017, and December 31, 2016, (v) Consolidated Statements of Shareholders' Equity for the fiscal years ended December 29, 2018, December 30, 2017, and December 31, 2016, and (vi) Notes to Consolidated Financial Statements.	X

*
Management contract or compensatory plan

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRA INTERNATIONAL, INC.
By:	/s/ PAUL A. MALEH Paul A. Maleh
President, Chief Executive Officer and Director

Date: February 28, 2019

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL A. MALEH Paul A. Maleh	President, Chief Executive Officer, and Director (principal executive officer)	February 28, 2019
/s/ CHAD M. HOLMES Chad M. Holmes	Chief Financial Officer, Executive Vice President, and Treasurer (principal financial officer)	February 28, 2019
/s/ DOUGLAS C. MILLER Douglas C. Miller	Vice President and Chief Accounting Officer (principal accounting officer)	February 28, 2019
/s/ ROWLAND T. MORIARTY Rowland T. Moriarty	Chairman of the Board	February 28, 2019
/s/ WILLIAM F. CONCANNON William F. Concannon	Director	February 28, 2019
/s/ NANCY HAWTHORNE Nancy Hawthorne	Director	February 28, 2019
/s/ ROBERT W. HOLTHAUSEN Robert W. Holthausen	Director	February 28, 2019
/s/ THOMAS A. AVERY Thomas A. Avery	Director	February 28, 2019
/s/ ROBERT A. WHITMAN Robert A. Whitman	Director	February 28, 2019

CRA INTERNATIONAL, INC.

Report of Independent Registered Public Accounting Firm

  To the Shareholders and the Board of Directors of CRA International, Inc.

Opinion on the Financial Statements

        We have audited the accompanying consolidated balance sheets of CRA International, Inc. (the Company) as of December 29, 2018 and December 30, 2017, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 29, 2018, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 29, 2018 and December 30, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2018, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2019 expressed an adverse opinion thereon.

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
Boston, Massachusetts
February 28, 2019

CRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	December 29, 2018 (52 weeks)	December 30, 2017 (52 weeks)	December 31, 2016 (52 weeks)
	(in thousands, except per share data)
Revenues	$417,648	$370,075	$324,779
Cost of services (exclusive of depreciation and amortization)	289,185	258,829	227,380
Selling, general and administrative expenses	89,533	86,537	70,584
Depreciation and amortization	9,995	8,945	7,896

Income from operations	28,935	15,764	18,919
GNU gain on sale of business assets and subsequent liquidation	258	250	3,836
Interest expense, net	(647)	(484)	(469)
Other income (expense), net	387	(366)	(397)

Income before provision for income taxes and noncontrolling interest	28,933	15,164	21,889
Provision for income taxes	(6,461)	(7,463)	(7,656)

Net income	22,472	7,701	14,233
Net (income) loss attributable to noncontrolling interest, net of tax	20	(77)	(1,345)

Net income attributable to CRA International, Inc.	$22,492	$7,624	$12,888

Net income per share attributable to CRA International, Inc.:
Basic	$2.76	$0.91	$1.50

Diluted	$2.61	$0.89	$1.49

Weighted average number of shares outstanding:
Basic	8,107	8,292	8,503

Diluted	8,570	8,497	8,601

See accompanying notes to the consolidated financial statements.

CRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended	Year Ended	Year Ended
	December 29, 2018 (52 weeks)	December 30, 2017 (52 weeks)	December 31, 2016 (52 weeks)
	(in thousands)
Net income	$22,472	$7,701	$14,233
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,698)	3,922	(4,568)

Comprehensive income	19,774	11,623	9,665
Comprehensive (income) loss attributable to noncontrolling interest	20	(77)	(1,345)

Comprehensive income attributable to CRA International, Inc.	$19,794	$11,546	$8,320

See accompanying notes to the consolidated financial statements.

CRA INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 29, 2018	December 30, 2017
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$38,028	$54,035
Accounts receivable, net of allowances of $3,764 at December 29, 2018 and $5,252 at December 30, 2017	94,525	79,803
Unbilled services, net of allowances of $415 at December 29, 2018 and $704 at December 30, 2017	36,060	33,530
Prepaid expenses and other current assets	6,423	11,373
Forgivable loans	6,104	5,540

Total current assets	181,140	184,281
Property and equipment, net	48,088	44,643
Goodwill	88,208	89,000
Intangible assets, net	7,846	9,208
Deferred income taxes	9,330	8,713
Forgivable loans, net of current portion	34,190	23,088
Other assets	2,044	2,824

Total assets	$370,846	$361,757

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$21,938	$18,473
Accrued expenses	108,233	94,573
Deferred revenue and other liabilities	6,866	6,896
Current portion of deferred rent	1,810	1,131
Current portion of deferred compensation	3,650	908

Total current liabilities	142,497	121,981
Non-current liabilities:
Deferred compensation and other non-current liabilities	7,957	11,526
Deferred rent and facility-related non-current liabilities	23,618	20,656
Deferred income taxes	302	365

Total non-current liabilities	31,877	32,547
Commitments and contingencies (Note 14)
Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 8,010,480 and 8,297,172 shares issued and outstanding at December 29, 2018 and December 30, 2017, respectively	22,837	47,414
Retained earnings	186,229	169,390
Accumulated other comprehensive loss	(12,594)	(9,896)

Total CRA International, Inc. shareholders' equity	196,472	206,908
Noncontrolling interest	—	321

Total shareholders' equity	196,472	207,229

Total liabilities and shareholders' equity	$370,846	$361,757

See accompanying notes to the consolidated financial statements.

CRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 29, 2018 (52 weeks)	December 30, 2017 (52 weeks)	December 31, 2016 (52 weeks)
	(in thousands)
OPERATING ACTIVITIES:
Net income	$22,472	$7,701	$14,233
Adjustments to reconcile net income to net cash provided by operating activities, net of effect of acquired businesses:
Depreciation and amortization	9,942	8,859	7,875
Loss on disposal of property and equipment	54	71	2
Impairment of intangible assets	—	530	—
GNU gain on sale of business assets and subsequent liquidation	(258)	(250)	(3,836)
Deferred rent	3,596	3,171	3,260
Deferred income taxes	(829)	1,651	8,399
Share-based compensation expenses	4,819	6,616	6,867
Excess tax benefits from share-based compensation	—	—	(393)
Accounts receivable allowances	(1,410)	1,739	535
Changes in operating assets and liabilities:
Accounts receivable	(14,427)	(13,032)	(8,670)
Unbilled services	(2,987)	(7,640)	(219)
Prepaid expenses and other current assets, and other assets	5,502	6,067	(6,439)
Forgivable loans	(12,277)	5,641	10,225
Incentive cash awards	3,206	1,319	—
Accounts payable, accrued expenses, and other liabilities	18,786	23,415	16,324

Net cash provided by operating activities	36,189	45,858	48,163
INVESTING ACTIVITIES:
Cash consideration paid for acquisitions	—	(16,163)	—
Purchase of property and equipment	(15,447)	(9,757)	(13,023)
GNU cash proceeds from sale of business assets	—	250	1,100

Net cash used in investing activities	(15,447)	(25,670)	(11,923)
FINANCING ACTIVITIES:
Issuance of common stock, principally stock options exercises	2,166	6,420	2,853
Borrowings under line of credit	30,161	11,500	7,500
Payments under line of credit	(30,161)	(11,500)	(7,500)
Payments on notes payable	—	—	(75)
Tax withholding payment reimbursed by shares	(3,946)	(3,262)	(1,880)
Excess tax benefits from share-based compensation	—	—	393
Cash paid on dividend equivalent	(256)	(121)	—
Cash dividends paid to shareholders	(5,784)	(4,941)	(1,166)
Repurchase of common stock	(27,884)	(19,528)	(19,315)
Distribution to noncontrolling interest	(43)	(419)	—

Net cash used in financing activities	(35,747)	(21,851)	(19,190)
Effect of foreign exchange rates on cash and cash equivalents	(1,002)	2,168	(1,659)

Net (decrease) increase in cash and cash equivalents	(16,007)	505	15,391
Cash and cash equivalents at beginning of period	54,035	53,530	38,139

Cash and cash equivalents at end of period	$38,028	$54,035	$53,530

Noncash investing and financing activities:
Issuance of common stock for acquired business	$—	$3,044	$44

Purchases of property and equipment not yet paid for	$303	$3,514	$118

Purchases of property and equipment paid by a third party	$133	$1,640	$92

Asset retirement obligations	$223	$120	$844

Supplemental cash flow information:
Cash paid for taxes	$4,813	$7,424	$6,184

Cash paid for interest	$509	$314	$405

See accompanying notes to the consolidated financial statements.

CRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands, except share data)

	Common Stock			Accumulated Other Comprehensive Income (Loss)	CRA International, Inc. Shareholders' Equity
			Retained Earnings			Noncontrolling Interest	Total Shareholders' Equity
	Shares Issued	Amount
BALANCE AT JANUARY 2, 2016	8,859,231	$65,731	$155,275	$(9,250)	$211,756	$(688)	$211,068
Net income			12,888		12,888	1,345	14,233
Foreign currency translation adjustment				(4,568)	(4,568)		(4,568)
Issuance of common stock	1,790	44			44		44
Exercise of stock options	124,931	2,853			2,853		2,853
Share-based compensation expense for employees		6,716			6,716		6,716
Restricted shares vesting	201,905
Redemption of vested employee restricted shares for tax withholding	(69,000)	(1,880)			(1,880)		(1,880)
Tax deficit on stock option exercises, expirations and restricted share vesting		(171)			(171)		(171)
Shares repurchased	(784,867)	(19,315)			(19,315)		(19,315)
Share-based compensation expense for non-employees		146			146		146
Accrued dividends on unvested shares			(83)		(83)		(83)
Cash dividends paid to shareholders ($0.14 per share)			(1,166)		(1,166)		(1,166)
Equity transactions of noncontrolling interest.						6	6

BALANCE AT DECEMBER 31, 2016	8,333,990	$54,124	$166,914	$(13,818)	$207,220	$663	$207,883

Balance at January 1, 2017, as previously reported	8,333,990	54,124	166,914	(13,818)	207,220	663	207,883
Cumulative effect of a change in accounting principle related to ASU 2016-09			48		48		48

Balance at January 1, 2017, as adjusted	8,333,990	$54,124	$166,962	$(13,818)	$207,268	$663	$207,931

Net income			7,624		7,624	77	7,701
Foreign currency translation adjustment				3,922	3,922		3,922
Issuance of common stock	89,312	3,044			3,044		3,044
Exercise of stock options	293,439	6,420			6,420		6,420
Share-based compensation expense for employees		6,489			6,489		6,489
Restricted shares vesting	211,320
Redemption of vested employee restricted shares for tax withholding	(76,181)	(3,262)			(3,262)		(3,262)
Shares repurchased	(554,708)	(19,528)			(19,528)		(19,528)
Share-based compensation expense for non-employees		127			127		127
Distribution to noncontrolling interest						(419)	(419)
Accrued dividends on unvested shares			(134)		(134)		(134)
Cash paid on dividend equivalents			(121)		(121)		(121)
Cash dividends paid to shareholders ($0.59 per share).			(4,941)		(4,941)		(4,941)

BALANCE AT DECEMBER 30, 2017	8,297,172	$47,414	$169,390	$(9,896)	206,908	$321	$207,229

Balance at December 31, 2017, as previously reported	8,297,172	$47,414	$169,390	$(9,896)	206,908	$321	$207,229
Cumulative effect of a change in accounting principle related to ASC 606			366		366		366

Balance at December 31, 2017, as adjusted	8,297,172	$47,414	$169,756	$(9,896)	207,274	$321	$207,595

Net income			22,492		22,492	(20)	22,472
Foreign currency translation adjustment				(2,698)	(2,698)		(2,698)
Exercise of stock options	100,771	2,166			2,166		2,166
Share-based compensation expense for employees and non-employees		4,819			4,819		4,819
Restricted shares vesting	237,509
Redemption of vested employee restricted shares for tax withholding	(83,341)	(3,946)			(3,946)		(3,946)
Shares repurchased	(541,631)	(27,616)			(27,616)		(27,616)
GNU gain on sale of business assets and subsequent liquidation						(258)	(258)
Distribution to noncontrolling interest						(43)	(43)
Accrued dividends on unvested shares			21		21		21
Cash paid on dividend equivalents			(256)		(256)		(256)
Cash dividends paid to shareholders ($0.71 per share).			(5,784)		(5,784)		(5,784)

BALANCE AT DECEMBER 29, 2018	8,010,480	$22,837	$186,229	$(12,594)	196,472	—	$196,472

See accompanying notes to the consolidated financial statements.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

Description of Business

        CRA International, Inc. ("CRA or the "Company") is a worldwide leading consulting services firm that applies advanced analytic techniques and in-depth industry knowledge to complex engagements for a broad range of clients. CRA offers services in two broad areas: litigation, regulatory, and financial consulting and management consulting. CRA operates in one business segment. CRA operates its business under its registered trade name, Charles River Associates.

Fiscal Year

        CRA's fiscal year end is the Saturday nearest December 31 of each year. CRA's fiscal years periodically contain 53 weeks rather than 52 weeks. Fiscal 2018, 2017 and 2016 were 52-week years.

Principles of Consolidation

        The consolidated financial statements include the accounts of CRA and its wholly owned subsidiaries. In addition, as more fully explained below, the consolidated financial statements include CRA's interest in GNU123 Liquidating Corporation ("GNU", formerly known as NeuCo, Inc.). All significant intercompany transactions and accounts have been eliminated in consolidation.

GNU Interest

        Prior to liquidation of GNU on December 18, 2018, CRA's ownership interest in GNU was 55.89%. GNU's financial results have been consolidated with CRA, and the portion of GNU's results allocable to its other owners is shown as "noncontrolling interest."

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

        On April 13, 2016, a buyer acquired substantially all of the business assets and assumed substantially all of the liabilities of GNU for a cash purchase price of $1.4 million. Of this amount, $1.1 million was received at closing, with the remaining $0.3 million payable on or after April 13, 2017, subject to contingencies, as outlined in the asset purchase agreement, which remaining amount was paid in full on May 3, 2017. GNU recognized a gain on sale of its business assets of $0.3 million during the second quarter of fiscal 2017, of which $0.2 million is attributed to CRA, and recognized a gain on sale of $3.8 million during the second quarter of fiscal 2016, of which $2.1 million is attributed to CRA. GNU was dissolved on December 15, 2017. Subsequent to the dissolution, CRA received a partial distribution of $0.6 million in accordance with the asset purchase agreement. CRA received the final distributions from GNU, which were immaterial, in 2018. Upon liquidation of GNU during fiscal 2018, CRA recognized a gain of $0.3 million.

        GNU's revenues, which are comprised of software sales and maintenance service revenue, included in CRA's consolidated statement of operations for fiscal 2016 totaled approximately $0.8 million. GNU did not have any revenue during fiscal 2018 or fiscal 2017 due to the cessation of the business in April 2016. GNU's total net income included in CRA's consolidated statements of operations for fiscal 2017 and fiscal 2016 was approximately $0.2 million, and $3.0 million, respectively. GNU's net income, net of amounts allocable to its other owners, included in CRA's consolidated statements of operations for fiscal 2017 and fiscal 2016 was approximately $0.1 million and $1.7 million, respectively.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United State of America ("U.S. GAAP") requires management to make significant estimates and judgments that affect the reported amounts of assets and liabilities, as well as the related disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of consolidated revenues and expenses during the reporting period. Estimates in these consolidated financial statements include, but are not limited to, allowances for accounts receivable and unbilled services, revenue recognition on fixed price contracts, variable consideration to be included in the transaction price of revenue contracts, depreciation of property and equipment, share-based compensation, valuation of the contingent consideration liabilities, valuation of acquired intangible assets, impairment of long-lived assets, goodwill, accrued and deferred income taxes, valuation allowances on deferred tax assets, accrued compensation, accrued exit costs, and other accrued expenses. These items are monitored and analyzed by CRA for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. CRA bases its estimates on historical experience and various other assumptions that CRA believes to be reasonable under the circumstances. Actual results may differ from those estimates if CRA's assumptions based on past experience or other assumptions do not turn out to be substantially accurate.

Revenue Recognition

        CRA derives substantially all of its revenues from the performance of professional services. The contracts that CRA enters into and operates under specify whether the engagement will be billed on a time-and-materials or a fixed-price basis. These engagements generally last three to six months, although some of CRA's engagements can be much longer in duration.

        Prior to adopting ASC Topic 606, Revenue from Contracts with Customers ("ASC 606") on December 31, 2017, as discussed below, CRA followed the revenue recognition guidance as issued in ASC Topic 605, Revenue Recognition ("ASC 605"). Under this guidance, CRA would recognize substantially all of its revenues under written service contracts when the fee was fixed and determinable, as the services were provided, and only in those situations where collection from the client was reasonably assured. In certain cases CRA provided services to its clients without sufficient contractual documentation, or fees were tied to performance-based criteria, which required the Company to defer revenue in accordance with ASC 605. In these cases, these amounts were fully reserved, and the reserve was reduced as cash was received.

        CRA recognized all project revenue on a gross basis based on the consideration of the criteria set forth in Accounting Standards Codification ("ASC") Topic 605-45, Principal Agent Considerations. In general, project costs were classified in costs of services and were based on the direct salary of the consultants on the engagement plus all direct expenses incurred to complete the engagement, including any amounts billed to the Company by its non-employee experts.

        Revenues from time-and-materials service contracts were recognized as the services were provided based upon hours worked and contractually agreed-upon hourly rates, as well as indirect fees based upon hours worked.

        Under ASC 605, revenues from a majority of CRA's fixed-price engagements were recognized on a proportional performance method based on the ratio of costs incurred, substantially all of which were labor-related, to the total estimated project costs. The proportional performance method was used for fixed-price contracts because reasonably dependable estimates of the revenues and costs applicable to various stages of a contract could be made, based on historical experience and the terms set forth in the contract, and were indicative of the level of benefit provided to CRA's clients. CRA's management

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

maintained contact with project managers to discuss the status of the projects and, for fixed-price engagements, management was updated on the budgeted costs and resources required to complete the project. These budgets were then used to calculate proportional performance ratios and to estimate the anticipated income or loss on the project. Provisions for estimated losses on contracts were made during the period in which such losses become probable and could be reasonably estimated.

        Revenues also include reimbursements for costs incurred by the Company in fulfilling its performance obligations, including travel and other out-of-pocket expenses, fees for outside consultants and other reimbursable expenses.

        The following discussion of CRA's revenue recognition accounting policies is based on the accounting principles that were used to prepare the fiscal year 2018 consolidated financial statements included in this Annual Report on Form 10-K. On December 31, 2017, CRA adopted ASC 606. This standard replaces existing revenue recognition rules with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. Please refer to the section captioned "Recent Accounting Standards Adopted" below for further discussion of recently issued accounting standards.

        CRA evaluates its revenue contracts with customers based on the five-step model under ASC 606. Revenues are recognized, subject to the satisfaction of other criteria as described in ASC 606, for enforceable contracts. Revenues are deferred until all criteria for an enforceable contract are met.

        For enforceable contracts, revenue is recognized when, or as, obligations under the terms of a contract are satisfied, which occurs when control of the promised consulting services are transferred to customers. Revenue is measured as the amount of consideration CRA expects to receive in exchange for transferring consulting services to a customer (the "transaction price"). Variable consideration to be included in the transaction price is estimated based on the most likely amount to which CRA expects to be entitled if it is probable that a significant future reversal of cumulative revenue under the contract will not occur. For contracts that contain multiple performance obligations, the transaction price is allocated based on estimated relative standalone selling prices of the promised consulting services underlying each performance obligation. The transaction price also includes reimbursable expenses. Sales, value add, and other taxes collected on behalf of third parties are excluded from revenue.

        CRA maintains accounts receivable allowances for estimated losses resulting from clients' failure to make required payments. These allowances are determined for specific customer accounts and are based on the financial condition of CRA's customer and related facts and circumstances. Expenses associated with these allowances are reported as a component of Selling, general and administrative expenses.

        Consulting services revenue is generally recognized over time as the services are delivered to the customer based on the extent of progress towards completion of the performance obligation. See note 11 of our Notes to Consolidated Financial Statements for further details on revenue recognition.

Cash and Cash Equivalents

        Cash equivalents consist principally of money market funds with maturities of three months or less when purchased. As of December 29, 2018, CRA's cash accounts were concentrated at two financial institutions, which potentially exposes CRA to credit risks. The financial institutions both have short-term credit ratings of A-2 by Standard & Poor's ratings services. CRA has not experienced any losses related to such accounts. CRA does not believe that there is significant risk of non-performance by the financial institutions, and its cash on deposit is fully liquid. CRA continually monitors the credit ratings of the institutions.

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

        The following table shows CRA's financial instruments as of December 29, 2018 and December 30, 2017 that are measured and recorded in the consolidated financial statements at fair value on a recurring basis (in thousands):

	December 29, 2018
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	$18,029	$—	$—

Total Assets	$18,029	$—	$—

Liabilities:
Contingent consideration liability	$—	$—	$6,197

Total Liabilities	$—	$—	$6,197

	December 30, 2017
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	$5,006	$—	$—

Total Assets	$5,006	$—	$—

Liabilities:
Contingent consideration liability	$—	$—	$5,137

Total Liabilities	$—	$—	$5,137

        The fair value of CRA's money market mutual fund share holdings is $1.00 per share.

        The contingent consideration liabilities in the table above are for estimated future contingent consideration payments related to prior acquisitions. The fair value measurement of these liabilities is based on significant inputs not observed in the market and thus represent a Level 3 measurement. The significant unobservable inputs used in the fair value measurements of these contingent consideration liabilities are CRA's measures of the estimated payouts based on internally generated financial projections and discount rates. The fair value of the contingent consideration was determined using a Monte Carlo simulation. The fair value of these contingent consideration liabilities are reassessed on a quarterly basis by CRA using additional information as it becomes available, and any change in the fair

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

value estimates are recorded in costs of services (exclusive of depreciation and amortization) on the consolidated statements of operations.

        The following table summarizes the changes in the contingent consideration liabilities over the fiscal year ended December 29, 2018 and the fiscal year ended December 30, 2017 (in thousands):

	December 29, 2018	December 30, 2017
Beginning balance	$5,137	$549
Acquisitions	—	2,357
Remeasurement of acquisition-related contingent consideration	(244)	1,155
Accretion	1,304	1,328
Payments	—	(299)
Effects of foreign currency translation	—	47

Ending balance	$6,197	$5,137

        CRA's financial instruments, including cash, accounts receivable, loans and advances to employees and non-employee experts, accounts payable, and accrued expenses, are carried at cost, which approximates their fair value because of the short-term maturity of these instruments or because their stated interest rates are indicative of market interest rates.

Goodwill

        In accordance with ASC Topic 350, "Intangibles—Goodwill and Other" ("ASC Topic 350"), goodwill and intangible assets with indefinite lives are not subject to amortization, but are monitored annually as of October 15th for impairment, or more frequently, as necessary, if events or circumstances exist that would more likely than not reduce the fair value of the reporting unit below its carrying amount. For CRA's fiscal 2018 goodwill impairment analysis, it operates under one reporting unit, which is its consulting services. Prior to April 13, 2016, CRA operated under two reporting units, which were its consulting services and GNU.

        Under ASC Topic 350, in performing the goodwill impairment testing and measurement process, CRA compares the estimated value of each of its reporting units to its net book value to identify potential impairment. CRA estimates the fair value of its consulting business reporting unit utilizing its market capitalization, plus an appropriate control premium. Market capitalization is determined by multiplying CRA's shares outstanding on the test date by the market price of its common stock on that date. CRA determines the control premium utilizing data from publicly available premium studies for the trailing four quarters for public company transactions in its industry group. If the estimated fair value of a reporting unit is less than its net book value, an impairment charge would be recorded in CRA's consolidated statement of operations.

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

Leases and Deferred Rent

        CRA leases all of its office space. Leases are evaluated and classified as operating or capital leases for financial reporting purposes. For leases that contain rent escalations and rent holidays, CRA records the total rent payable during the lease term on a straight-line basis over the term of the lease and records the difference between the rents paid and the straight-line rent as deferred rent. Additionally, any tenant improvement allowances received from the lessor are recorded as a reduction to rent expense.

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

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

allocated to common stock by the weighted-average number of common shares outstanding. CRA's participating securities consist of unvested share-based payment awards that contain a nonforfeitable right to receive dividends.

Share-Based Compensation

        CRA accounts for equity-based compensation using a fair value based recognition method. Under the fair value recognition requirements of ASC Topic 718, "Compensation-Stock Compensation" ("ASC Topic 718"), share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. For those awards that are deemed probable of vesting, CRA recognizes the estimated fair value as expense over the requisite service period of the award. The amount of share-based compensation expense recognized at any date must at least equal the portion of grant date value of the award that is vested at that date. In accordance with ASC Topic 718, for time-vesting restricted stock units awarded to employees, CRA estimates share-based compensation cost at the grant date based on the fair value of the restricted stock units and awards and recognizes the cost for awards that are probable of vesting over the requisite service period on a straight line basis. Performance-vesting restricted stock units are expensed using the graded acceleration method.

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

Business Combinations

        CRA recognizes and measures identifiable assets acquired, and liabilities assumed, of its acquirees as of the acquisition date at fair value. Fair value measurements require extensive use of estimates and assumptions, including estimates of future cash flows to be generated by the acquired assets. CRA recognizes and measures contingent consideration at fair value as of the acquisition date using a Monte Carlo simulation. Contingent consideration obligations that are classified as liabilities are remeasured at fair value each reporting period with the changes in fair value resulting from the passage of time, revised expectations of performance, or changes in the timing or amount of ultimate settlement from the initial measurement recognized in the consolidated statements of operations.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Foreign Currency Translation

        Balance sheet accounts of CRA's foreign subsidiaries are translated into U.S. dollars at year-end exchange rates and operating accounts are translated at average exchange rates for each year. The resulting translation adjustments are recorded in shareholders' equity as a component of accumulated other comprehensive income (loss). Foreign currency transactions are translated at current exchanges rates, with adjustments recorded in the statement of operations. The effect of transaction gains and losses recorded in income before provision for income taxes amounted to gains of $0.4 million for fiscal 2018, and losses of $0.4 million and $0.4 million for fiscal 2017, and fiscal 2016, respectively.

Recent Accounting Standards Adopted

Revenue from Contracts with Customers

        CRA adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606"), which established ASC Topic 606, on December 31, 2017, using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for fiscal 2018 reflect the application of ASC 606 guidance, while the reported results for fiscal 2017 were prepared under the guidance of ASC 605, Revenue Recognition ("ASC 605"). The cumulative effect of applying ASC 606 to all contracts with customers that were not completed as of December 30, 2017 amounted to $0.4 million. The cumulative effect adjustment resulted in an increase to CRA's fiscal 2018 opening balance of retained earnings of $0.4 million, net of tax. Prior periods were not retrospectively adjusted.

Improvements to Employee Share-Based Payment Accounting

        CRA adopted ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09") on January 1, 2017. ASU 2016-09 requires all of the tax effects related to share-based payments to be recorded through the income statement. The pronouncement also allows for the option of estimating awards expected to vest or accounting for forfeitures when they occur. In the statement of cash flows, cash paid by employers when withholding shares for tax withholding purposes should be classified as a financing activity whereas cash flows

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

resulting from excess tax benefits should be reported in operating activities. The adoption of ASU 2016-09 resulted in the recognition of an immaterial tax benefit to retained earnings as of that date. CRA had traditionally classified employee taxes paid through employer share withholdings as financing activities, therefore no further adjustment was necessary. CRA has classified the excess tax benefits from share-based compensation as operating activities on a prospective basis beginning in the quarter ended April 1, 2017. Additionally, CRA did not make any changes to its accounting for forfeitures and continues to estimate forfeitures based on historical experience.

Statement of Cash Flows (Topic 230): Restricted Cash

        CRA adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"), on December 31, 2017. ASU 2016-18 amends ASC 230 to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. The new standard requires cash and cash equivalents balances on the statement of cash flows to include restricted cash and cash equivalent balances. ASU 2016-18 requires a company to provide appropriate disclosures about its accounting policies pertaining to restricted cash in accordance with GAAP. Additionally, changes in restricted cash and restricted cash equivalents that result from transfers between cash, cash equivalents, and restricted cash and restricted cash equivalents are not to be presented as cash flow activities in the statement of cash flows. The adoption of ASU 2016-18 did not have a material impact on CRA's financial position, results of operations, cash flows, or disclosures.

Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

        CRA adopted ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"), on December 31, 2017. ASU 2017-04 simplifies the subsequent measurement of goodwill and eliminates Step 2 from the goodwill impairment test. Under the amendments, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the charge recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment charge, if applicable. The amendments also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. The adoption of ASU 2017-04 did not have a material impact on CRA's financial position, results of operations, cash flows, or disclosures.

Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting

        CRA adopted ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"), on December 31, 2017. ASU 2017-09 updates guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Under the amendments, an entity should account for the effects of a modification unless all the following conditions are met. First, the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. Second, the vesting conditions of the modified award are the same as the vesting

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

conditions of the original award immediately before the original award is modified. Third, the classification of the modified award as an equity instrument or a liability is the same as the classification of the original award immediately before the original award is modified. The adoption of ASU 2017-09 did not have a material impact on CRA's financial position, results of operations, cash flows, or disclosures.

Recent Accounting Standards Not Yet Adopted

Leases (Topic 842)

        In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which supersedes FASB ASC Topic 840, Leases ("ASC 840"). ASU 2016-02 establishes a comprehensive new lease accounting model. The new standard clarifies the definition of a lease, requires a dual approach to lease classification similar to current lease classifications, and causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset, subject to certain permitted accounting policy elections. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). In July 2018, the FASB issued Accounting Standards Update ("ASU") No. 2018-10, Codification Improvements to Topic 842, Leases ("ASU 2018-10"). ASU 2018-10 clarifies or corrects unintended application of guidance related to ASU 2016-02. The new standard is effective for the Company for interim and annual periods beginning December 30, 2018, the beginning of fiscal 2019.

        CRA will elect the package of practical expedients allowed under ASU 2016-02 and ASU 2018-10, which allows CRA to forgo reassessing the following upon adoption of the new standard: (1) whether contracts contain leases for any expired or existing contracts, (2) the lease classification for any expired or existing leases, and (3) initial direct costs for any existing or expired leases. In addition, CRA will elect an accounting policy to exclude from the consolidated balance sheets the right-of-use assets and lease liabilities related to short term leases, which are those leases with an initial lease term of twelve months or less that do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise.

        CRA plans to adopt ASU 2016-02 using the additional modified retrospective transition method provided by ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. Under this approach, the cumulative-effect of the transition adjustments are applied to the applicable opening balances of the consolidated balance sheets in the period of adoption. However, comparative periods prior to the adoption date and their respective disclosures will be presented using the legacy guidance of ASC 840.

        CRA is currently in the process of finalizing its evaluation of the impact of adopting Topic 842, including finalizing its determination of the incremental borrowing rates to be used to calculate the present value of its lease payments. The Company will finalize its evaluation during the first fiscal quarter of 2019. As a result of adopting the new standard, CRA currently estimates that the Company will recognize right-of-use assets between approximately $66.0 million and $86.0 million and recognize lease liabilities between approximately $89.0 million and $112.0 million as of December 30, 2018. The difference between the amount of right-of-use assets and lease liabilities recognized will be an adjustment to deferred rent. However, the final amounts could vary from the ranges described above based upon the finalization of our incremental borrowing rates.

        CRA believes that the adoption of ASC 842 will not have a material impact on its results of operations or cash flows. CRA does not expect the adoption of ASC 842 to impact any of its existing debt covenants.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

        In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 replaces the methodology that recognizes impairment of financial instruments when losses have been incurred with a methodology that recognizes impairment of financial instruments when losses are expected. The amendment requires entities to use a forward-looking "expected loss" model for most financial instruments, including accounts receivable and loans, that is based on historical information, current information, and reasonable and supportable forecasts. For available-for-sale debt securities with unrealized losses, credit losses will be recognized as an allowance rather than as a reduction in the amortized cost of the debt securities. ASU 2016-13 is effective for the Company for interim and annual periods beginning after December 15, 2019. Early adoption is permitted for interim and annual periods beginning after December 15, 2018. Adoption of ASU 2016-13 will be applied as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period after adoption.

        In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses ("ASU 2018-19"). ASU 2018-19 changes the required adoption date for nonpublic business entities and clarifies that receivables arising from operating leases are not within the scope of Topic 326.

        CRA has not yet determined the effects, if any, that the adoption of the amendments may have on its financial position, results of operations, cash flows, or disclosures. CRA plans to adopt the amendments during the first quarter of 2020.

Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting

        In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting (Topic 718) ("ASU 2018-07"). ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments in this update specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used effectively to provide financing to the issuer or awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The new guidance is effective for interim and annual periods beginning after December 15, 2018. CRA plans to adopt ASU 2018-07 as of December 30, 2018. The new guidance requires a remeasurement of nonemployee awards at fair value as of the adoption date and disclosure of the nature of and reason for the change in accounting principle and, if applicable, quantitative information about the cumulative effect of the change on retained earnings or other components of shareholders' equity. CRA believes that the adoption of the ASU will not have any impact on its financial position, results of operations, cash flows, or disclosures.

Fair Value Measurements (Topic 820)

        In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement ("ASU No. 2018-13"). The ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements from ASC 820. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurement. The new standard is effective for interim and annual periods beginning after

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 15, 2019. Entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements. CRA has not yet determined the effects, if any, that the adoption of ASU 2018-10 may have on its financial position, results of operations, cash flows, or disclosures.

Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement

        In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"). ASU 2018-15 clarifies the accounting for implementation costs in a cloud computing arrangement that is a service contract and aligns the requirements for capitalizing those costs with the capitalization requirements for costs incurred to develop or obtain internal-use software. The new standard is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted. CRA is currently evaluating the effects, if any, the adoption of ASU 2018-15 may have on its financial position, results of operations, cash flows, or disclosures.

2.     Forgivable Loans

        In order to attract and retain highly skilled professionals, CRA may issue forgivable loans to employees and non-employee experts, certain of which loans may be denominated in local currencies. A portion of these loans is collateralized. The forgivable loans have terms that are generally between three and eight years with interest rates currently ranging up to 3.25%. The principal amount of forgivable loans and accrued interest is forgiven by CRA over the term of the loans, so long as the employee or non-employee expert continues employment or affiliation with CRA and complies with certain contractual requirements. During fiscal years 2018, 2017 and 2016 there were no balances due under these loans for which the full principal and interest were not forgiven in the normal course or not collected upon termination of employment or affiliation with CRA. The expense associated with the forgiveness of the principal amount of the loans is recorded as compensation expense over the service period, which is consistent with the term of the loans. CRA has not typically recorded an allowance for doubtful accounts for these loans due to its collection experience and its assessment of collectability. For fiscal years 2018 and 2017, no allowances or write offs of these loans were recorded.

        Forgivable loan activity for fiscal years 2018 and 2017 is as follows (in thousands):

	December 29, 2018	December 30, 2017
Beginning balance	$28,628	$33,962
Advances	30,572	11,672
Repayments	(3,396)	(2,135)
Reclassification to other assets	—	(1,100)
Amortization	(15,329)	(14,155)
Effects of foreign currency translation	(181)	384

Ending balance	$40,294	$28,628

Current portion of forgivable loans	$6,104	$5,540

Non-current portion of forgivable loans	$34,190	$23,088

        At December 29, 2018 and December 30, 2017, CRA had other loans to current and former employees included in other assets on the consolidated balance sheet, amounting to $0.1 million and $0.3 million, respectively, net of allowances.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        C1 provides management consulting services in the life sciences industry, and has built a reputation for its specialty consulting services. The purpose of acquiring C1 was to assist CRA in expanding its geographical presence in the western part of the United States and Europe, servicing CRA's existing life sciences customers more efficiently, and providing opportunities to engage with new clients in both the United States and European markets.

        C1's results of operations have been included in the accompanying consolidated statements of operations from the date of acquisition. The following table is the final allocation of the purchase price to the estimated fair value of assets acquired and liabilities assumed (in thousands):

Assets Acquired:
Accounts receivable and unbilled services	$2,306
Other current assets	10

Total current assets	2,316

Property and equipment	206
Other non-current assets	106
Intangible assets	8,500
Goodwill	12,994

Total assets acquired	$24,122

Liabilities Assumed:
Deferred revenue	$1,950
Accrued expenses and other liabilities	652

Total current liabilities	2,602

Net assets acquired	$21,520

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

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Transaction related costs, which are principally legal and accounting service fees, amounted to $0.9 million for the year ended December 30, 2017 and are included in selling, general and administrative expenses on the consolidated statement of operations.

4.     Goodwill and Intangible Assets

        The changes in the carrying amount of goodwill for fiscal 2018 and fiscal 2017 are as follows (in thousands):

	Goodwill, gross	Accumulated impairment losses	Goodwill, net
Balance at December 30, 2017	$165,417	$(76,417)	$89,000
Effect of foreign currency translation	(792)	—	(792)

Balance at December 29, 2018	$164,625	$(76,417)	$88,208

	Goodwill, gross	Accumulated impairment losses	Goodwill, net
Balance at December 31, 2016	$151,181	$(76,417)	$74,764
Goodwill adjustment related to acquisition	12,994	—	12,994
Effect of foreign currency translation	1,242	—	1,242

Balance at December 30, 2017	$165,417	$(76,417)	$89,000

        Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives. There were no impairment losses related to intangible assets during fiscal 2018 or fiscal 2016. There were impairment losses of $0.5 million related to intangible assets during fiscal 2017.

        The components of acquired identifiable intangible assets are as follows (in thousands):

	December 29, 2018	December 30, 2017
Non-competition agreements, net of accumulated amortization of $544 and $464, respectively	$180	$260
Customer relationships, net of accumulated amortization of $4,454 and $3,172, respectively	7,666	8,948

Total, net of accumulated amortization of $4,998 and $3,636, respectively	$7,846	$9,208

        Amortization expense related to intangible assets was $1.4 million, $1.5 million, and $0.9 million in fiscal 2018, fiscal 2017, and fiscal 2016, respectively. Amortization of intangible assets held at

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2018 for the next five fiscal years and thereafter is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
2019	$1,370
2020	1,368
2021	927
2022	827
2023	822
Thereafter	2,532

$7,846

5.     Property and Equipment

        Property and equipment consist of the following (in thousands):

	December 29, 2018	December 30, 2017
Computer, office equipment and software	$27,082	$25,447
Leasehold improvements	40,782	37,907
Furniture	11,326	8,991

Total cost	79,190	72,345
Accumulated depreciation and amortization	(31,102)	(27,702)

Total property and equipment, net	$48,088	$44,643

        Depreciation expense was $8.6 million, $7.4 million, and $7.0 million in fiscal 2018, fiscal 2017, and fiscal 2016, respectively.

        Long-lived assets by geographic location are as follows (in thousands):

	December 29, 2018	December 30, 2017
Long-lived assets (property and equipment, net):
United States	$39,654	$37,192
United Kingdom	6,890	5,552
Other	1,544	1,899

Total foreign	8,434	7,451

Total long-lived assets (property and equipment, net)	$48,088	$44,643

6.     Accrued Expenses

        Accrued expenses consist of the following (in thousands):

	December 29, 2018	December 30, 2017
Compensation and related expenses	$90,711	$80,105
Income taxes payable	514	153
Other	17,008	14,315

Total	$108,233	$94,573

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        As of December 29, 2018 and December 30, 2017, $73.9 million and $63.8 million, respectively, of accrued bonuses for fiscal 2018 and fiscal 2017 were included above in "Compensation and related expenses". Additionally, as of December 29, 2018, "Other" accrued expenses included $9.6 million of commissions due to senior consultants, $0.7 million of direct project accruals, $6.6 million of operating expense accruals and $0.1 million of accrued leasehold improvements. As of December 30, 2017, "Other" accrued expenses consisted principally of $6.1 million of commissions due to senior consultants, $1.3 million of direct project accruals, $4.4 million of operating expense accruals and $2.5 million of accrued leasehold improvements.

7.     Credit Agreement

        CRA is party to an amended and restated credit agreement that provides CRA with a $125.0 million revolving credit facility and a $15.0 million sublimit for the issuance of letters of credit. CRA may use the proceeds of the revolving credit facility to provide working capital and for other general corporate purposes. CRA may repay any borrowings under the revolving credit facility at any time, but must repay all borrowings no later than October 24, 2022. There were no borrowings outstanding under this revolving credit facility as of December 29, 2018 or December 30, 2017.

        As of December 29, 2018, the amount available under this revolving credit facility was reduced by certain letters of credit outstanding, which amounted to $3.9 million. Borrowings under the revolving credit facility bear interest at a rate per annum, at CRA's election, of either (i) the adjusted base rate, as defined in the credit agreement, plus an applicable margin, which varies between 0.25% and 1.25% depending on CRA's total leverage ratio as determined under the credit agreement, or (ii) the adjusted eurocurrency rate, as defined in the credit agreement, plus an applicable margin, which varies between 1.25% and 2.25% depending on CRA's total leverage ratio. CRA is required to pay a fee on the unused portion of the revolving credit facility at a rate per annum that varies between 0.20% and 0.35% depending on its total leverage ratio. Borrowings under the revolving credit facility are secured by 100% of the stock of certain of CRA's U.S. subsidiaries and 65% of the stock of certain of its foreign subsidiaries, which represent approximately $29.1 million and $27.3 million in net assets as of December 29, 2018 and December 30, 2017, respectively.

        Under the credit agreement, CRA must comply with various financial and non-financial covenants. Compliance with these financial covenants is tested on a fiscal quarterly basis. Any indebtedness outstanding under the revolving credit facility may become immediately due and payable upon the occurrence of stated events of default, including CRA's failure to pay principal, interest or fees or a violation of any financial covenant. The financial covenants require CRA to maintain an adjusted consolidated EBITDA to consolidated interest expense ratio of more than 2.5:1.0 and to comply with a consolidated debt to adjusted consolidated EBITDA ratio of not more than 3.0:1.0. The non-financial covenant restrictions of the senior credit agreement include, but are not limited to, CRA's ability to incur additional indebtedness, engage in acquisitions or dispositions, and enter into business combinations. As of December 29, 2018, CRA was in compliance with the covenants of its credit agreement.

8.     Employee Benefit Plans

        CRA maintains a qualified defined-contribution plan under Section 401(k) of the Internal Revenue Code, covering all regular U.S. employees who meet specified age, hour, and service requirements. Company contributions are made at the discretion of CRA, and cannot exceed the maximum amount deductible under applicable provisions of the Internal Revenue Code. CRA also has defined-contribution plans covering employees in Canada (the "Canada plan") and the United Kingdom (the "United Kingdom plan"). Company contributions to the Canada plan are made at the discretion of

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CRA, while Company contributions to the United Kingdom plan are made in accordance with the minimum required contributions per the United Kingdom auto-enrolment legislation. Company contributions under these plans amounted to approximately $3.5 million, $3.1 million, and $2.7 million for fiscal 2018, fiscal 2017, and fiscal 2016, respectively.

9.     Net Income Per Share

        CRA calculates basic and diluted earnings per common share using the two-class method. Under the two-class method, net earnings are allocated to each class of common stock and participating security as if all of the net earnings for the period had been distributed. CRA's participating securities consist of unvested share-based payment awards that contain a nonforfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common shareholders. Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares as of the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards. Net earnings allocable to these participating securities were not significant for fiscal 2018, fiscal 2017 or fiscal 2016.

        The following table presents a reconciliation from net income to the net income available to common shareholders (in thousands):

	Fiscal Year 2018	Fiscal Year 2017	Fiscal Year 2016
Net income attributable to CRA as reported	$22,492	$7,624	$12,888
Less: net income attributable to participating shares	108	51	95

Net income attributable to CRA common shareholders	$22,384	$7,573	$12,793

        For fiscal 2018, fiscal 2017, and fiscal 2016, the following is a reconciliation of basic to diluted weighted average shares of common stock outstanding (in thousands):

	Fiscal Year 2018	Fiscal Year 2017	Fiscal Year 2016
Basic weighted average shares outstanding	8,107	8,292	8,503
Common stock equivalents:
Stock options and restricted stock units	463	205	98

Diluted weighted average shares outstanding	8,570	8,497	8,601

        For fiscal 2018, fiscal 2017, and fiscal 2016, the following table presents net income per share attributable to CRA:

	Fiscal Year 2018	Fiscal Year 2017	Fiscal Year 2016
Basic	$2.76	$0.91	$1.50
Diluted	$2.61	$0.89	$1.49

        For fiscal 2018, fiscal 2017, and fiscal 2016, the anti-dilutive share based awards that were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding amounted to 29,612, 75,004, and 581,546 shares, respectively. These share-based awards were anti-dilutive because their exercise price exceeded the average market price over the respective period.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   Share-Based Compensation

        CRA recorded approximately $4.8 million, $6.6 million, and $6.9 million of compensation expense for fiscal 2018, fiscal 2017, and fiscal 2016, respectively, for share-based awards consisting of stock options, shares of restricted stock, time-vesting restricted stock units, and performance-vesting restricted stock units issued to employees, directors, and non-employees based on their respective estimated grant date fair values. Performance-vesting restricted stock units are expensed using the graded acceleration method.

        Share-based Compensation Plans.    As of December 29, 2018, CRA's active equity-based compensation plans consist of its Amended and Restated 2006 Equity Incentive Plan, as amended (the "2006 Equity Plan"), and its 1998 Employee Stock Purchase Plan (the "1998 ESPP"), a tax-qualified plan under Section 423 of the Internal Revenue Code. During fiscal 2009, CRA also implemented a long-term incentive program, or "LTIP," as a framework for grants made under the 2006 Equity Plan to its senior corporate leaders, practice leaders and key revenue generators. Under the LTIP, participants have received a mixture of stock options, time-vesting restricted stock units, and performance-vesting restricted stock units. In December 2016, CRA's Board of Directors amended CRA's Cash Incentive Plan to facilitate the grant to LTIP participants of service-based and performance-based cash awards as a component of the LTIP. The LTIP is designed to reward CRA's senior corporate leaders, practice leaders and key revenue generators and provide them with the opportunity to share in the long-term growth of CRA.

        2006 Equity Plan: Maximum and Available Shares.    The 2006 Equity Plan authorizes the grant of a variety of incentive and performance awards to CRA's directors, employees and independent contractors, including stock options, shares of restricted stock, restricted stock units, and other equity awards. The shares available for grant under the 2006 Equity Plan as of December 29, 2018 was 747,926.

        Stock Options.    A summary of option activity during fiscal 2018 from the 2006 Equity Plan is as follows.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 30, 2017	665,717	$24.14		$13,851
Fiscal 2018:
Granted	22,443	47.45
Exercised	(100,771)	21.50		$2,955
Expired	—	—
Forfeited	(1,408)	30.97		$28

Outstanding at December 29, 2018	585,981	$25.48	3.61	$9,286

Options exercisable at December 29, 2018	469,697	$24.02	3.04	$7,962

Vested or expected to vest at December 29, 2018	585,383	$25.46	3.61	$9,282

        The weighted average fair market value using the Black-Scholes option-pricing model of the stock options granted under the 2006 Equity Incentive Plan in fiscal 2018, fiscal 2017, and fiscal 2016 was $19.96, $11.54, and $9.93, respectively. The fair market value of the stock options at the date of grant

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2018	2017	2016
Risk-free interest rate	2.8%	2.1%	1.3%
Expected volatility	39%	32%	36%
Expected dividend yield	1.7%	1.5%	1.5%
Forfeiture rate	0.4%	0.4%	0.5%
Weighted average expected life (in years)	10.00	4.49	4.58

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

        The aggregate intrinsic value of stock options exercised in fiscal 2018, fiscal 2017, and fiscal 2016 was approximately $3.0 million, $5.4 million, and $0.7 million, respectively.

        The following table provides a roll-forward of the outstanding non-vested stock options over fiscal 2018:

	Options
	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 30, 2017	209,078	$8.98
Granted	22,443	19.96
Vested	(113,829)	9.41
Forfeited	(1,408)	10.08

Non-vested at December 29, 2018	116,284	$10.64

        The total fair value of stock options that vested during fiscal 2018, fiscal 2017, and fiscal 2016 was $1.1 million, $1.5 million, and $1.5 million, respectively. As of December 29, 2018, there was $1.1 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock options granted. That cost is expected to be recognized over a weighted-average period of 2.5 years. Options granted during or prior to fiscal 2016 expire on the seventh anniversary of the date of grant. Options granted during fiscal 2017 and fiscal 2018 expire on the tenth anniversary of the date of grant.

        Restricted Stock.    CRA grants shares of restricted stock, which are subject to the execution of a restricted stock agreement, under its 2006 Equity Incentive Plan. Generally, shares of restricted stock vest in four equal annual installments beginning on the first anniversary of the date of grant. Total unrecognized compensation cost, net of expected forfeitures, related to shares of restricted stock as of December 29, 2018 was $0.9 million, which is expected to be recognized over a weighted-average period of 2.7 years. The forfeiture rate of 0.9% used for shares of restricted stock was based upon historical experience. CRA believes its historical experience is an appropriate indicator of future forfeitures.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table provides a roll-forward of the shares of restricted stock under the 2006 Equity Incentive Plan over fiscal 2018:

	Shares of Restricted Stock
	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 30, 2017	52,725	$27.97
Granted	8,256	54.50
Vested	(24,975)	26.02
Forfeited	—	—

Non-vested at December 29, 2018	36,006	$35.41

        The total fair value of shares of restricted stock that vested during fiscal 2018, fiscal 2017, and fiscal 2016 was $0.6 million, $0.6 million, and $0.6 million, respectively.

        Time-Vesting RSUs.    CRA grants time-vesting restricted stock units, which are subject to the execution of a restricted stock unit agreement, under its 2006 Equity Incentive Plan. Generally, time-vesting restricted stock units vest in four equal annual installments beginning on the first anniversary of the date of grant. Total unrecognized compensation cost, net of expected forfeitures, related to time-vesting restricted stock units as of December 29, 2018 was $2.3 million, which is expected to be recognized over a weighted-average period of 2.5 years. The forfeiture rate of 0.9% used for time-vesting restricted stock units was based upon historical experience. CRA believes its historical experience is an appropriate indicator of future forfeitures.

        The following table provides a roll-forward of the time-vesting restricted stock units under the 2006 Equity Incentive Plan over fiscal 2018:

	Time-Vesting Restricted Stock Units
	Number of Units	Weighted-Average Grant Date Fair Value
Non-vested at December 30, 2017	119,820	$27.90
Granted	21,901	46.90
Vested	(61,258)	27.18
Forfeited	(704)	32.53

Non-vested at December 29, 2018	79,759	$33.64

        The total fair value of time-vesting restricted stock units that vested during fiscal 2018, fiscal 2017, and fiscal 2016 was $1.7 million, $2.0 million, and $1.9 million, respectively.

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

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In accordance with ASC Topic 718, for PRSUs awarded to employees, CRA estimates share-based compensation cost at the grant date based on the fair value of the award and recognizes the cost over the requisite service period using the graded acceleration method.

        The following table provides a roll-forward of the performance-vesting restricted stock units under the 2006 Equity Incentive Plan over fiscal 2018. For purposes of this table, granted PRSUs are counted based on the maximum number of units that could vest upon achievement of the PRSUs' performance conditions which, for all periods presented, equaled 125% of the PRSU's target number of units.

	Performance-Vesting Restricted Stock Units
	Number of Units	Weighted-Average Grant Date Fair Value
Non-vested at December 30, 2017	280,595	$25.51
Granted	18,701	47.45
Vested	(151,276)	22.89
Forfeited	(26,070)	21.78

Non-vested at December 29, 2018	121,950	$32.92

        1998 ESPP.    In fiscal 1998, CRA adopted the 1998 ESPP, a tax-qualified plan under Section 423 of the Internal Revenue Code. The 1998 ESPP authorizes the issuance of up to an aggregate of 243,000 shares of common stock to participating employees at a purchase price equal to 85% of fair market value on either the first or the last day of the one-year offering period under the plan. In fiscal 2018, fiscal 2017, and fiscal 2016, there were no offering periods under this plan and no shares were issued. As of December 29, 2018, 211,777 shares are available for grant under the 1998 ESPP.

11.   Revenue Recognition

        CRA offers consulting services in two broad lines: (1) litigation, regulatory, and financial consulting; and (2) management consulting. Together, these two service lines comprised all of CRA's consolidated revenues during the fiscal year ended December 29, 2018. CRA recognizes all project revenue on a gross basis based on consideration of the criteria set forth in ASC Topic 606-10-55, Principal versus Agent Considerations. For the fiscal year ended December 29, 2018, items in the consolidated statements of operations, consolidated statements of comprehensive income, and consolidated statements of cash flows recognized under ASC 606 are not materially different from what would have been recognized under ASC 605. In addition, balances as of December 29, 2018 on the consolidated balance sheets as measured under ASC 606 are not materially different from balances if measured under ASC 605.

        CRA evaluates its revenue contracts with customers based on the five-step model under ASC 606: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to separate performance obligations; and (5) recognize revenue when (or as) each performance obligation is satisfied. CRA evaluates its contracts for legal enforceability at contract inception and subsequently throughout CRA's relationship with its customers. If legal enforceability with regard to the rights and obligations exist for both CRA and the customer, then CRA has an enforceable contract and revenue recognition is permitted subject to the satisfaction of the other criteria. If, at the outset of an arrangement, CRA determines that a contract with enforceable rights and obligations does not exist, revenues are deferred until all criteria for an enforceable contract are met.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Revenue is recognized when, or as, obligations under the terms of a contract are satisfied, which occurs when control of the promised consulting services are transferred to customers. Revenue is measured as the amount of consideration CRA expects to receive in exchange for transferring consulting services to a customer (the "transaction price"). To the extent the transaction price includes variable consideration, CRA estimates the amount of variable consideration that should be included in the transaction price utilizing the most likely amount to which it expects to be entitled. Variable consideration is included in the transaction price if, in CRA's judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of CRA's anticipated performance and all information (historical, current and forecasted) that is reasonably available. The transaction price also includes reimbursable expenses. Sales, value add, and other taxes collected on behalf of third parties are excluded from revenue. CRA usually issues invoices to its customers on a monthly basis, and payment is due upon receipt of the invoice.

        When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in ASC 606, CRA does not assess whether a significant financing component exists if the period between when it performs its obligations under the contract and when the customer pays is one year or less. None of CRA's contracts contained a significant financing component as of December 29, 2018.

        If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price based on the estimated relative standalone selling prices of each of the performance obligations. CRA determines standalone selling prices based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, CRA estimates the standalone selling price considering all available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

        Contracts are often modified to account for changes in project scope. Contract modifications exist when there is a change in the scope or price (or both) of a contract that is approved by the parties to the contract. Generally, contract modifications for consulting services are not distinct from the existing contract as the modification expands CRA's consulting services, contemplated by the existing contract and thus are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price and measure of progress for the performance obligation to which it relates is recognized as an adjustment to revenue on a cumulative catch-up basis.

        Consulting services revenue is generally recognized over time as the services are delivered to the customer based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the consulting services to be provided. CRA generally measures its progress on time and materials projects based on the hours incurred and the stated rates outlined in our retention letters with our customers. For fixed price projects, progress is measured on a proportional performance basis. CRA uses the proportional performance measure of progress when it best depicts the transfer of value to the customer which occurs as it incurs costs on its contract. Under the proportional performance measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues are recorded proportionally as costs are incurred.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Disaggregation of Revenue

        The following table disaggregates CRA's revenue by major business line and timing of transfer of its consulting services.

	Year Ended	Year Ended	Year Ended
Type of Contract	December 29, 2018 (52 weeks)	December 30, 2017 (52 weeks)(1)	December 31, 2016 (52 weeks)(1)(2)
Consulting services revenues
Fixed Price	$95,096	$93,570	$55,100
Time-and-materials	322,552	276,505	268,853
Other	—	—	826

Total	$417,648	$370,075	$324,779

	Year Ended	Year Ended	Year Ended
Geographic Breakdown	December 29, 2018 (52 weeks)	December 30, 2017 (52 weeks)(1)	December 31, 2016 (52 weeks)(1)(2)
Consulting services revenues
United States	$329,678	$295,232	$251,962
United Kingdom	65,874	53,644	52,509
Other	22,096	21,199	20,308

Total	$417,648	$370,075	$324,779

(1)
As noted above, prior period amounts have not been adjusted under the modified retrospective method.

(2)
GNU's financial information is included above and is immaterial to the overall consolidated financial statements. GNU's revenues for fiscal 2016 were $0.8 million. Within the "Type of Contract" table, these revenues are presented within the "Other" category. Within the "Geographic Breakdown" table, these revenues are presented within the "United States" category. As previously disclosed, no revenues were recorded for GNU in fiscal 2018 or fiscal 2017.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reserves for Variable Consideration and Credit Risk

        Revenues from CRA's consulting services are recorded at the net transaction price, which includes estimates of variable consideration for which reserves are established. These variable consideration reserves, which are based on actual price concessions and those expected to be extended to CRA customers, are classified as reductions of accounts receivable and unbilled services. These calculated estimates take into consideration CRA's historical experiences of prior period revenues that were subsequently reversed due to these price concessions. Overall, these reserves reflect CRA's best estimates of the amount of consideration to which it is entitled based on the terms of its contracts with its customers. The amount of variable consideration that is included in the transaction price may be constrained, and is included in the net transaction price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Specific reserves for accounts receivable and unbilled services are a component of variable consideration. Actual amounts of consideration ultimately received may differ from CRA's estimates. If actual results in the future vary from its estimates, CRA adjusts these estimates, which would affect net revenue and earnings in the period such variances become known.

        CRA's accounts receivable and unbilled services consist of receivables from a broad range of clients in a variety of industries located throughout the U.S. and in other countries. CRA performs a credit evaluation of its clients to minimize its collectability risk. Periodically, CRA will require advance payment from certain clients. However, CRA does not require collateral or other security. CRA maintains accounts receivable allowances for estimated losses resulting from clients' failures to make required payments. CRA bases its estimates on historical collection experience, current trends, and credit policy. In determining these estimates, CRA examines historical write-offs of its receivables and reviews client accounts to identify any specific customer collection issues. If the financial condition of any of CRA's customers were to deteriorate, resulting in an impairment of their ability or intent to make payment, additional allowances may be required. Expenses associated with these allowances are reported as a component of Selling, general and administrative expenses.

        A rollforward of the variable consideration and allowances for accounts receivable, which includes an allowance for doubtful accounts of $0.7 million at the end of the year, is as follows (in thousands):

	Fiscal Year	Fiscal Year
	2018	2017(1)
Balance at beginning of year	$5,252	$3,454
Increases to reserves	3,675	5,447
Amounts written off	(5,173)	(3,660)
Effects of foreign currency translation	10	11

Balance at end of year	$3,764	$5,252

(1)
The allowances for fiscal 2017 were determined under ASC 605.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        A rollforward of the variable consideration and allowances for unbilled services is as follows (in thousands):

	Fiscal Year	Fiscal Year
	2018	2017(1)
Balance at beginning of year	$704	$474
Increases to reserves	4,755	2,459
Amounts written off	(5,042)	(2,235)
Effects of foreign currency translation	(2)	6

Balance at end of year	$415	$704

(1)
The allowances for fiscal 2017 were determined under ASC 605.

        During fiscal 2018 and fiscal 2016, bad debt expense of $1.2 million and $1.1 million, respectively, was reported as a component of selling, general and administrative expenses related to credit-related losses. No bad debt expense was reported during fiscal 2017.

        Revenues also include reimbursements for costs incurred by CRA in fulfilling its performance obligations, including travel and other out-of-pocket expenses, fees for outside consultants and other reimbursable expenses. CRA recovers substantially all of these costs. The following expenses are subject to reimbursement (in thousands):

	Year Ended	Year Ended	Year Ended
	December 29, 2018 (52 weeks)	December 30, 2017 (52 weeks)	December 31, 2016 (52 weeks)
Reimbursable expenses	$48,817	$41,465	$34,482

Transaction Price Allocated to Future Performance Obligations

        ASC 606 requires that CRA disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of December 29, 2018. The guidance provides certain practical expedients that limit this requirement for (1) contracts with an original expected length of one year or less and (2) contracts for which revenue is recognized at the amount to which CRA has the right to invoice for consulting services performed. Given the nature of its business, CRA does not disclose the value of unsatisfied performance obligations as the practical expedients apply to its unsatisfied performance obligations as of December 29, 2018.

Contract Balances from Contracts with Customers

        CRA defines contract assets as assets for which it has recorded revenue because it determines that it is probable that it will earn a performance based or contingent fee, but is not yet entitled to receive a fee, because certain events, such as completion of the measurement period or client approval, must occur. These contract assets are included in accounts receivable, net and unbilled services, net within the consolidated balance sheets. The contract assets balance was immaterial as of December 29, 2018 and December 30, 2017.

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

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

customer under the terms of a contract, a contract liability is recorded. Contract liabilities are recognized as revenue after control of the consulting services are transferred to the customer and all revenue recognition criteria have been met.

        During the year ended December 29, 2018, CRA recognized the following revenue as a result of changes in the contract liability balance (in thousands):

Revenue recognized from:	Year Ended December 29, 2018 (52 weeks)
Amounts included in contract liabilities at the beginning of the year	$3,149
Performance obligations satisfied in previous years	$3,346

        The timing of revenue recognition, billings and cash collections results in billed receivables, unbilled services and contract liabilities on the condensed consolidated balance sheets.

Costs to Obtain or Fulfill a Customer Contract

        Prior to the adoption of ASC 606, CRA expensed bonuses paid to its employees. Under ASC 606, bonuses are not linked or paid based on specific contract billings or revenues and therefore do not represent incremental costs of obtaining a contract with a customer. Furthermore, even if the bonuses paid were incremental, the practical expedient in ASC 340 would apply, allowing for incremental costs of obtaining contracts to be expensed as incurred if the amortization period of the assets that it otherwise would have recognized is one year or less. As such, these costs are included in both costs of services and selling, general, and administrative expenses.

12.   Income Taxes

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

        SAB 118 summarizes a three-step process to be applied at each reporting period to account for and disclose: (1) the effects of the change in tax law for which accounting is complete; (2) provisional

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

amounts (or adjustments to provisional amounts) for the effects of the change in tax law where accounting is not complete, but a reasonable estimate has been determined; and (3) current or deferred tax amounts reflected in accordance with law prior to the enactment of the change in tax law because the accounting of the effects of the change in tax law are not complete and a reasonable estimate has not been determined, together with qualitative disclosure of the effects of the changes in tax law for which the accounting is not compete, the reason why the accounting is not complete, and the additional information that is needed to be obtained, prepared or analyzed in order to complete the accounting. During fiscal 2018, CRA applied the guidance in SAB 118 when accounting for the enactment-date effects of the Tax Act. As of December 29, 2018, CRA has completed its accounting for all the tax effects of the Tax Act. As further discussed below, during fiscal 2018, CRA recognized an adjustment of $0.3 million to the provisional amounts recorded at December 30, 2017 and included this adjustment as a component of income tax expense from continuing operations.

        Deferred tax assets and liabilities: In response to the Tax Act, CRA remeasured its U.S. related deferred tax assets and liabilities based on the expected rates at which they may reverse in the future, which is generally 21%. CRA recorded a provisional amount of $3.6 million as of December 30, 2017 related to the remeasurement of its deferred tax balances. Upon refinement of its calculations during fiscal 2018, CRA adjusted its provisional amount by $0.1 million. Additionally, as a result of anticipated guidance in connection with the deductibility of compensation paid to certain executive officers for "qualified performance-based compensation," CRA recorded a provisional amount of $0.2 million. Both adjustments were included as a component of income tax expense from continuing operations, the impact of which was to increase the fiscal 2018 effective tax rate from 21.4% to 22.3%. CRA considers its accounting for the remeasurement of deferred tax assets and liabilities as well as accounting for changes to executive compensation to be complete.

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

        The Tax Act imposes an additional minimum tax on certain corporations that make certain "base erosion payments" to foreign related parties. This Base Erosion Anti-Abuse Tax, or "BEAT," is in addition to any other tax imposed on "applicable taxpayers." An applicable taxpayer is a corporation that has average annual gross receipts for the three-taxable year period ending with the preceding tax year of at least $500.0 million and has a "base erosion percentage" of three percent or more for the tax year. Due to CRA not meeting the revenue threshold, this tax is not applicable to CRA.

        The Tax Act subjects a U.S. shareholder to current tax on global intangible low-taxed income ("GILTI") earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI resulting from those items in the year the tax is incurred. As of the December 29, 2018 reporting period, CRA has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. As such, CRA has included a nominal GILTI provision associated with current-year operations solely within the estimated annual effective tax rate ("EAETR") and has not provided additional GILTI on deferred items.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The Tax Act allows U.S. corporations to take a deduction related to its foreign-derived intangible income ("FDII") produced in the U.S. CRA has calculated its FDII deduction for the fiscal year ended December 29, 2018 to be $0.1 million.

        The components of income before provision for income taxes are as follows (in thousands):

	2018 (52 weeks)	2017 (52 weeks)	2016 (52 weeks)
Income before provision for income taxes:
U.S.	$21,118	$12,248	$16,905
Foreign	7,815	2,916	4,984

Total	$28,933	$15,164	$21,889

        The provision (benefit) for income taxes consists of the following (in thousands):

	Fiscal Year	Fiscal Year	Fiscal Year
	2018 (52 weeks)	2017 (52 weeks)	2016 (52 weeks)
Currently payable:
Federal	$4,015	$4,515	$(770)
Foreign	1,487	493	664
State	1,788	804	(637)

	7,290	5,812	(743)
Deferred:
Federal	(384)	1,809	5,562
Foreign	(88)	(85)	124
State	(357)	(73)	2,713

	$(829)	$1,651	$8,399

	$6,461	$7,463	$7,656

        A reconciliation of CRA's tax rates with the federal statutory rate is as follows:

	Fiscal Year	Fiscal Year	Fiscal Year
	2018	2017	2016
Federal statutory rate	21.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	4.9	3.9	6.1
Tax law changes	0.9	23.7	(0.3)
Share-based compensation	(6.3)	(15.8)	—
Nondeductible/nontaxable items	2.9	5.1	3.0
Foreign rate differential	—	(2.8)	(3.3)
Losses benefited/change in valuation allowance	—	(0.3)	(4.9)
Uncertain tax positions	(1.1)	(0.1)	(0.2)
Other	—	0.5	(0.4)

	22.3%	49.2%	35.0%

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The components of CRA's deferred tax assets (liabilities) are as follows (in thousands):

	December 29, 2018	December 30, 2017
Deferred tax assets:
Accrued compensation and related expense	$12,691	$11,445
Allowance for doubtful accounts	1,694	2,009
Net operating loss carryforwards	402	479
Accrued expenses and other	5,298	4,356

Total gross deferred tax assets	20,085	18,289
Less: valuation allowance	—	(8)

Total deferred tax assets net of valuation allowance	20,085	18,281
Deferred tax liabilities:
Goodwill and other intangible asset amortization	4,295	3,802
GNU capital gain upon distribution	—	20
Property and equipment	6,762	6,111

Total deferred tax liabilities	11,057	9,933

Net deferred tax assets	$9,028	$8,348

        At December 29, 2018, CRA had foreign net operating losses of $1.2 million with an indefinite life.

        The aggregate changes in the balances of gross unrecognized tax benefits were as follows (in thousands):

	December 29, 2018	December 30, 2017
Balance at beginning of period	$1,031	$1,059
Additions for tax positions taken during the prior years	132	9
Reductions for tax positions taken during prior years	—	—
Additions for tax positions taken during the current year	—	—
Reductions as a result of a lapse of the applicable statute of limitations	(296)	(37)
Settlements with tax authorities	—	—

Balance at end of the period	$867	$1,031

        CRA files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. A number of years may elapse before an uncertain tax position, for which CRA has unrecognized tax benefits, is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, CRA believes that its unrecognized tax benefits reflect the most likely outcome. CRA adjusts these unrecognized tax benefits, and the associated interest, in light of changing facts and circumstances. At the end of fiscal 2018, CRA had $0.1 million of interest included in its provision for income taxes, net of federal and state benefit, which is consistent with fiscal 2017. CRA's total unrecognized tax benefit at the end of fiscal 2018 is $1.0 million. Of the total unrecognized tax benefit balance, $0.1 million is offset by a future tax deduction when recognized. Settlement of any particular position could require the use of cash. Of the total $0.9 million balance at the end of fiscal 2018, a favorable resolution would result in $0.8 million being recognized as a reduction to the effective income tax rate in the period of resolution. It is

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

reasonably likely that $0.6 million of gross unrecognized tax benefits will reverse within the next twelve months due to lapse of the applicable statute of limitations or exam closures.

        The number of years with open tax audits varies depending on the tax jurisdiction. CRA's major taxing jurisdiction is the United States where CRA is no longer subject to U.S. federal examinations by the Internal Revenue Service for years before fiscal 2015. Within the significant states where CRA is subject to income tax, CRA is no longer subject to examinations by state taxing authorities before fiscal 2014. CRA's United Kingdom subsidiary's corporate tax returns are no longer subject to examination by Her Majesty's Revenue and Customs for fiscal years before fiscal 2017. During fiscal 2018, an examination by the Internal Revenue Service for fiscal 2014 was completed. CRA believes its reserves for uncertain tax positions are adequate.

        CRA has not provided for deferred income taxes or foreign withholding taxes on undistributed earnings and other basis differences that may exist from its foreign subsidiaries as of December 29, 2018 because such earnings are considered to be indefinitely reinvested. CRA does not rely on these unremitted earnings as a source of funds for its domestic business as it expects to have sufficient cash flow in the U.S. to fund its U.S. operational and strategic needs. If CRA were to repatriate its foreign earnings that are indefinitely reinvested, it would accrue substantially no additional tax expense.

13.   Related-Party Transactions

        CRA made payments to shareholders of CRA who performed consulting services exclusively for CRA in the amounts of $8.8 million, $13.2 million, and $9.4 million in fiscal 2018, fiscal 2017, and fiscal 2016, respectively. These payments were to exclusive non-employee experts for consulting services performed for CRA's clients in the ordinary course of business.

14.   Commitments and Contingencies

Operating Lease Commitments

        At December 29, 2018, CRA had the following minimum rental commitments for office space and equipment leases, all of which are under non-cancelable operating leases (in thousands):

Fiscal Year	Rental Commitments
2019	13,835
2020	13,963
2021	13,914
2022	13,972
2023	14,061
Thereafter	56,272

$126,017

        Certain office leases contain renewal options that CRA may exercise at its discretion, which were not included in the amounts above. Rent expense was approximately $13.2 million, $12.1 million, and $10.4 million in fiscal 2018, fiscal 2017, and fiscal 2016, respectively.

        On February 24, 2014, CRA entered into an agreement (the "original lease") to lease 57,602 square feet of office space in Boston, Massachusetts. The lease commenced on February 1, 2015 and is set to expire on July 31, 2025. Subject to certain conditions, the lease will be extendible for two five-year periods. The annual base rent under the lease is approximately $2.4 million for the first lease year, and is subject to annual increases of approximately 2% per annum. On February 24, 2015, CRA signed a first amendment (the "first amendment lease") to lease additional office space of 10,057

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

square feet on the building's 25th floor for a total of 67,659 square feet. The first amendment lease commenced on June 15, 2015 and is set to expire on June 30, 2020. Subject to certain conditions, the first amendment lease will be extendible for one three-year period. The annual fixed rent under the first amendment lease is approximately $0.5 million. The original lease included a tenant improvement allowance of approximately $4.8 million, as well as a rent abatement of approximately $1.2 million. The performance of CRA's obligations under the lease is secured by a $1.6 million letter of credit.

        On August 16, 2017, the Company entered into a second amendment (the "second amendment lease") to our original lease with BP Hancock LLC, as landlord, for office space located at 200 Clarendon Street, Boston, Massachusetts. Under the second amendment, the Company will lease 28,757 square feet of office space on the building's 11th floor, in addition to the 67,659 square feet of office space we currently lease on the building's 9th, 10th and 25th floors. The landlord expects to deliver possession of the new space on or before April 1, 2019. If CRA does not have possession of the new space by April 1, 2020 and certain other conditions are not satisfied, the second amendment gives us a right to terminate the second amendment lease with respect to the space on the 11th floor. The second amendment also extends the base term of the original lease for an additional five years ending on July 31, 2030. Beginning six months after the landlord delivers possession of the new space on the 11th floor to the Company or, if earlier, when CRA commences operations in the new space, the annual base rent for the new space through July 30, 2030, exclusive of customary operating costs and expenses, will be approximately $1.9 million per year, subject to annual increases of approximately 1.7% per year. Beginning on August 1, 2025, the annual fixed rent for the 9th and 10th floors will be payable at the same rate per square foot then in effect for the 11th floor. The second amendment includes a tenant improvement allowance of approximately $2.9 million. Subject to certain conditions, the second amendment lease will be extendable for two additional five-year periods. The second amendment also gives the Company the right to terminate the first amendment lease of 10,057 square feet of office space on the building's 25th floor effective as of the date on which we begin paying rent for the 11th floor. On May 24, 2018, the Company notified the landlord of its intent to terminate the first amendment lease of the 25th floor effective as of the rent commencement date of the second amendment lease, which is expected to occur on or before October 1, 2019.

        On June 27, 2018, CRA entered into a third amendment (the "third amendment lease") to the lease with BP Hancock LLC for an additional 14,097 square feet of office space on the 12th floor of our Boston office building. The landlord expects to deliver possession of the new space on or before May 1, 2019. If CRA does not have possession of the new space on the 12th floor by May 1, 2020 and certain other conditions are not satisfied, the third amendment gives the Company a right to terminate the third amendment lease with respect to the new space on the 12th floor. The third amendment is coterminous with the lease for the 9th, 10th and 11th floors, ending on July 31, 2030. Beginning six months after the landlord delivers possession of the space on the 12th floor to us or, if earlier, when we commence operations in the new space, the annual base rent for the new space through the end of the third amendment lease's base term, exclusive of customary operating costs and expenses, will be approximately $1.0 million per year, subject to annual increases of approximately 1.6% per year. The third amendment includes a tenant improvement allowance of approximately $1.2 million. The third amendment also gives the Company a right of first offer to rent certain additional office space in the building if it becomes available.

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

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

approximately $0.3 million for the first year, subject to increases of 2.25% per annum. The amended and restated addendum includes a tenant improvement allowance of approximately $0.5 million and a rent abatement of approximately $0.2 million. The performance of CRA's obligations under the lease is secured by a $0.2 million letter of credit.

        On July 15, 2015, CRA entered into an agreement to lease 25,261 square feet of office space in New York, New York. The lease commenced on August 1, 2015 with a rent commencement date of June 1, 2016 and was set to expire on May 31, 2026. The original annual base rent was approximately $1.8 million per annum for the first five years of the lease's base term, and subject to a maximum annual rent of $2.0 million. Subsequent to entering into the lease, the original lease was amended on April 21, 2017. On July 28, 2017, CRA entered into a second amendment to lease an additional 2,422 square feet of office space. The amendment expands the total office space to 44,270 square feet and is set to expire on April 30, 2028. The amendment includes a base rent abatement of approximately $0.2 million and a tenant improvement allowance of approximately $0.2 million, increasing the total base rent abatement to approximately $1.4 million and the total tenant improvement allowance to approximately $1.6 million. Following an initial rent abatement period, the annual base rent will be approximately $1.4 million per annum for the first five years of the lease's base term, and subject to maximum annual rent of $1.5 million. The performance of CRA's obligations under the lease is secured by a $1.3 million letter of credit.

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

        On May 20, 2016, CRA entered into an agreement to lease 22,990 square feet of office space in London, UK for the 4th and ground floors. The leases for both floors was set to expire on May 19, 2031. The initial base rent for the two floors is approximately £1.6 million per year, and is subject to increase every five years, based on rental market conditions at that time. On February 12, 2018, CRA entered into an agreement to lease an additional 7,354 square feet of office space. The agreement expands the total office space to 30,344 square feet and is set to expire on May 19, 2031. The agreement includes an additional base rent abatement and tenant improvement allowance of approximately £1.2 million, increasing the total rent incentives to approximately £4.7 million. The base rent for the additional space is approximately £0.5 million per year, increasing the total base rent to approximately £2.1 million, and is subject to increases every five years, based on rental market conditions at that time. At the end of the leases, CRA will be responsible to return the vacated floors to original condition at CRA's expense.

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

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other

        CRA is party to standby letters of credit with its bank in support of the minimum future lease payments under leases for permanent office space amounting to $3.9 million as of December 29, 2018.

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

15.   Quarterly Financial Data (Unaudited)

	Quarter Ended
	March 31, 2018	June 30, 2018	September 29, 2018	December 29, 2018
	(In thousands, except per share data)
Revenues	$99,476	$105,538	$103,871	$108,763
Income from operations	6,204	9,661	5,225	7,845
Income before provision for income taxes	5,926	9,737	4,939	8,331
Net income	4,886	6,839	3,908	6,839
Net loss attributable to noncontrolling interest, net of tax	—	—	—	20
Net income attributable to CRA International, Inc.	$4,886	$6,839	$3,908	$6,859
Basic net income per share	$0.59	$0.84	$0.48	$0.85
Diluted net income per share	$0.57	$0.79	$0.46	$0.81

	Quarter Ended
	April 1, 2017	July 1, 2017	September 30, 2017	December 30, 2017 (1)(2)
	(In thousands, except per share data)
Revenues	$88,171	$93,563	$91,325	$97,016
Income (loss) from operations	4,911	5,848	5,647	(642)
Income (loss) before provision for income taxes	4,608	5,919	5,535	(898)
Net income (loss)	2,830	3,907	3,225	(2,261)
Net (income) loss attributable to noncontrolling interest, net of tax	23	(94)	(11)	5
Net income (loss) attributable to CRA International, Inc.	$2,853	$3,813	$3,214	$(2,256)
Basic net income (loss) per share	$0.34	$0.45	$0.39	$(0.27)
Diluted net income (loss) per share	$0.33	$0.44	$0.38	$(0.28)

(1)
On November 20, 2017, CRA entered into a transaction agreement with IQVIA where CRA, and certain former employees of IQVIA, agreed to certain terms and conditions relating to the former employees' employment agreements with IQVIA, and to settle certain claims among the parties to the agreement. CRA paid IQVIA an aggregate amount of $5.7 million as consideration under the transaction agreement. This amount has been reported as a component of selling, general and administrative expenses for fiscal 2017.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)
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

16.   Correction

        During the first quarter of fiscal 2018, CRA discovered the December 30, 2017 balances of deferred compensation and other non-current liabilities of $20.7 million and deferred rent and facility-related non-current liabilities of $11.5 million had been transposed. These immaterial offsetting errors had a net effect of $0 on non-current liabilities and total liabilities and have been revised as follows in the presentation of the December 30, 2017 balance sheet in this annual report on Form 10-K (in thousands):

	As previously reported	As revised
Deferred compensation and other non-current liabilities	$20,656	$11,526
Deferred rent and facility-related non-current liabilities	$11,526	$20,656

        During fiscal 2018, CRA discovered that the accounts receivable and unbilled services allowances presented on the December 30, 2017 consolidated balance sheet required adjustment. These adjustments in disclosure are immaterial and had no effect on the amounts of accounts receivable and unbilled services presented on the December 30, 2017 consolidated balance sheet (in thousands):

	As previously reported	As revised
Allowance netted against accounts receivable	$7,378	$5,252
Accounts receivable, net of allowance	$79,803	$79,803
Allowance netted against unbilled service	$1,746	$704
Unbilled services, net of allowance	$33,530	$33,530

        In Note 11, these adjustments are reflected within the rollforward of the accounts receivable allowances and the rollforward of the unbilled services allowances as a reduction in the "Balance at beginning of period" and "Increases to reserves" for fiscal 2017 (in thousands):

	As previously reported	As revised
Accounts receivable allowances
Balance at beginning of period	$4,253	$3,454
Increases to reserves	$6,774	$5,447
Unbilled services allowances
Balance at beginning of period	$1,720	$474
Increases to reserves	$2,255	$2,459

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        As a result of the adjustment to the accounts receivable allowance, the following classification changes were required within the operating activities portion of the December 30, 2017 and December 31, 2016 consolidated statements of cash flows (in thousands):

	2017		2016
	As previously reported	As revised	As previously reported	As revised
Accounts receivable allowances	$3,065	$1,739	$666	$535
Accounts receivable	$(14,358)	$(13,032)	$(8,801)	$(8,670)
Net cash provided by operating activities	$45,858	$45,858	$48,163	$48,163

17. Subsequent Events

        On February 13, 2019, CRA's Board of Directors authorized the repurchase of an additional $20.0 million of shares of CRA's common stock under its existing share repurchase program.

        On February 28, 2019, CRA announced that its Board of Directors declared a quarterly cash dividend of $0.20 per common share, payable on March 22, 2019 to shareholders of record as of March 12, 2019.