Form 10-Q
period 2019-03-30
CRA INTERNATIONAL, INC.
filed 2019-05-02
CIK 1053706

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2019
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, no par value	CRAI	Nasdaq Global Select Market

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 26, 2019
Common Stock, no par value	8,040,916 shares

CRA International, Inc.
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

CRA INTERNATIONAL, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS (unaudited)

(In thousands, except per share data)

	Quarter Ended
	March 30, 2019	March 31, 2018
Revenues	$105,849	$99,476
Costs of services (exclusive of depreciation and amortization)	73,635	69,391
Selling, general and administrative expenses	22,743	21,650
Depreciation and amortization	2,616	2,231

Income from operations	6,855	6,204
Interest expense, net	(11)	(37)
Other expense, net	(744)	(241)

Income before provision for income taxes	6,100	5,926
Provision for income taxes	1,435	1,040

Net income	$4,665	$4,886

Net income per share:
Basic	$0.58	$0.59

Diluted	$0.56	$0.57

Weighted average number of shares outstanding:
Basic	8,015	8,285

Diluted	8,346	8,580

See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(In thousands)

	Quarter Ended
	March 30, 2019	March 31, 2018
Net income	$4,665	$4,886
Other comprehensive income
Foreign currency translation adjustments	712	1,318

Comprehensive income	$5,377	$6,204

See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except share data)

	March 30, 2019	December 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$14,958	$38,028
Accounts receivable, net of allowances of $3,820 at March 30, 2019 and $3,764 at December 29, 2018	89,268	94,525
Unbilled services, net of allowances of $632 at March 30, 2019 and $415 at December 29, 2018	44,963	36,060
Prepaid expenses and other current assets	7,952	6,423
Forgivable loans	9,632	6,104

Total current assets	166,773	181,140
Property and equipment, net	48,409	48,088
Goodwill	88,508	88,208
Intangible assets, net	7,503	7,846
Right-of-Use Assets	81,480	—
Deferred income taxes	9,304	9,330
Forgivable loans, net of current portion	46,770	34,190
Other assets	3,028	2,044

Total assets	$451,775	$370,846

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22,530	21,938
Accrued expenses	72,280	108,233
Deferred revenue and other liabilities	5,115	6,866
Current portion of lease liabilities	9,558	—
Current portion of deferred rent	—	1,810
Current portion of deferred compensation	941	3,650
Revolving line of credit	39,000	—

Total current liabilities	149,424	142,497
Non-current liabilities:
Deferred compensation and other non-current liabilities	7,847	7,957
Deferred rent and facility-related non-current liabilities	1,364	23,618
Non-current portion of lease liabilities	94,939	—
Deferred income taxes	311	302

Total non-current liabilities	104,461	31,877
Commitments and contingencies (Note 11)
Shareholders' equity:		—
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding
Common stock, no par value; 25,000,000 shares authorized; 8,005,898 and 8,010,480 shares issued and outstanding at March 30, 2019 and December 29, 2018, respectively	20,537	22,837
Retained earnings	189,235	186,229
Accumulated other comprehensive loss	(11,882)	(12,594)

Total shareholders' equity	197,890	196,472

Total liabilities and shareholders' equity	$451,775	$370,846

See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Quarter Ended
	March 30, 2019	March 31, 2018
OPERATING ACTIVITIES:
Net income	$4,665	$4,886
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,611	2,223
Loss on disposal of property and equipment	5	—
Deferred rent	35	1,896
Right-of-use asset amortization	2,209	—
Deferred income taxes	21	(68)
Share-based compensation expenses	911	1,292
Accounts receivable allowances	48	452
Changes in operating assets and liabilities:
Accounts receivable	5,742	2,958
Unbilled services	(8,666)	(8,672)
Prepaid expenses and other current assets, and other assets	(2,162)	972
Forgivable loans	(16,957)	(16,045)
Incentive cash awards	1,214	684
Accounts payable, accrued expenses, and other liabilities	(42,489)	(31,117)
Lease liabilities	(3,754)	—

Net cash used in operating activities	(56,567)	(40,539)
INVESTING ACTIVITIES:
Purchases of property and equipment	(774)	(3,248)

Net cash used in investing activities	(774)	(3,248)
FINANCING ACTIVITIES:
Issuance of common stock, principally stock options exercises	1,526	535
Borrowings under revolving line of credit	39,000	10,000
Tax withholding payments reimbursed by shares	(388)	(1,783)
Cash paid on dividend equivalents	(35)	(98)
Cash dividends paid to shareholders	(1,616)	(1,423)
Repurchases of common stock	(4,349)	(7,230)

Net cash provided by financing activities	34,138	1
Effect of foreign exchange rates on cash and cash equivalents	133	603

Net decrease in cash and cash equivalents	(23,070)	(43,183)
Cash and cash equivalents at beginning of period	38,028	54,035

Cash and cash equivalents at end of period	$14,958	$10,852

Noncash investing and financing activities:
Repurchases of common stock payable	$—	$1,095

Purchases of property and equipment not yet paid for	$1,906	$3,923

Asset retirement obligations	$—	$223

Right-of-use assets obtained in exchange for lease obligations	$713	$—

Right-of-use assets related to the adoption of ASC 842	$82,329	$—

Supplemental cash flow information:
Cash paid for taxes	$298	$212

Cash paid for interest	$59	$60

See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE QUARTER ENDED MARCH 30, 2019 (unaudited)

(In thousands, except share data and per share data)

	Common Stock
				Accumulated Other Comprehensive Loss
	Shares Issued	Amount	Retained Earnings		Total Shareholders' Equity
BALANCE AT DECEMBER 29, 2018	8,010,480	$22,837	$186,229	$(12,594)	$196,472
Net income	—	—	4,665	—	4,665
Foreign currency translation adjustment	—	—	—	712	712
Exercise of stock options	64,700	1,526	—	—	1,526
Share-based compensation expense	—	911	—	—	911
Restricted shares vestings	25,484	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(8,157)	(388)	—	—	(388)
Shares repurchased	(86,609)	(4,349)	—	—	(4,349)
Accrued dividends on unvested shares	—	—	(8)	—	(8)
Cash paid on dividend equivalents	—	—	(35)	—	(35)
Cash dividends paid to shareholders ($0.20 per share)	—	—	(1,616)	—	(1,616)

BALANCE AT MARCH 30, 2019	8,005,898	$20,537	$189,235	$(11,882)	$197,890

See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE QUARTER ENDED MARCH 31, 2018 (unaudited)

(In thousands, except share data and per share data)

	Common Stock				CRA International, Inc. Shareholders' Equity
				Accumulated Other Comprehensive Loss
	Shares Issued	Amount	Retained Earnings			Noncontrolling Interest	Total Shareholders' Equity
BALANCE AT DECEMBER 30, 2017	8,297,172	$47,414	$169,390	$(9,896)	$206,908	$321	$207,229

Balance at December 31, 2017, as previously reported	8,297,172	$47,414	$169,390	$(9,896)	206,908	$321	$207,229
Cumulative effect of a change in accounting principle related to ASC 606	—	—	366	—	366	—	366

Balance at December 31, 2017, as adjusted	8,297,172	$47,414	$169,756	$(9,896)	207,274	$321	$207,595

Net income	—	—	4,886	—	4,886	—	4,886
Foreign currency translation adjustment	—	—	—	1,318	1,318	—	1,318
Exercise of stock options	24,688	535	—	—	535	—	535
Share-based compensation expense	—	1,292	—	—	1,292	—	1,292
Restricted shares vestings	97,722	—	—	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(35,287)	(1,783)	—	—	(1,783)	—	(1,783)
Shares repurchased	(162,892)	(8,057)	—	—	(8,057)	—	(8,057)
Accrued dividends on unvested shares	—	—	10	—	10	—	10
Cash paid on dividend equivalents	—	—	(98)	—	(98)	—	(98)
Cash dividends paid to shareholders ($0.17 per share)	—	—	(1,423)	—	(1,423)	—	(1,423)

BALANCE AT MARCH 31, 2018	8,221,403	$39,401	$173,131	$(8,578)	$203,954	$321	$204,275

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

Principles of Consolidation

        The consolidated financial statements include the accounts of CRA and its wholly owned subsidiaries. In addition, for periods prior to December 30, 2018, the consolidated financial statements include CRA's interest in GNU123 Liquidating Corporation ("GNU", formerly known as NeuCo, Inc.). All significant intercompany transactions and accounts have been eliminated in consolidation.

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements reflect the results of operations, financial position, cash flows, and shareholders' equity as of and for the quarters ending March 30, 2019 and March 31, 2018, respectively. These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for Quarterly Reports on Form 10-Q. Accordingly, these financial statements do not include all the information and note disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for annual financial statements. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair statement of CRA's results of operations, financial position, cash flows, and shareholders' equity for the interim periods presented in conformity with GAAP. Results of operations for the interim periods presented herein are not necessarily indicative of results of operations for a full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 29, 2018 included in CRA's Annual Report on Form 10-K filed with the SEC on February 28, 2019 (the "2018 Form 10-K").

GNU Interest

        Prior to liquidation of GNU on December 18, 2018, CRA's ownership interest in GNU was 55.89%. For periods prior to December 30, 2018, GNU's financial results have been consolidated with CRA, and the portion of GNU's results allocable to its other owners is shown as "noncontrolling interest." GNU did not contribute to CRA's results of operations during the fiscal quarter ended March 30, 2019 or March 31, 2018.

Estimates

        The preparation of financial statements in conformity with GAAP requires management to make significant estimates and judgments that affect the reported amounts of assets and liabilities, as well as the related disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of consolidated revenues and expenses during the reporting period. Estimates in

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

1. Summary of Significant Accounting Policies (Continued)

these consolidated financial statements include, but are not limited to, allowances for accounts receivable and unbilled services, revenue recognition on fixed price contracts, variable consideration to be included in the transaction price of revenue contracts depreciation of property and equipment, share-based compensation, valuation of the contingent consideration liability, valuation of acquired intangible assets, impairment of long-lived assets and goodwill, accrued and deferred income taxes, valuation allowances on deferred tax assets, accrued compensation, and certain other accrued expenses These items are monitored and analyzed by CRA for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. CRA bases its estimates on historical experience and various other assumptions that CRA believes to be reasonable under the circumstances. Actual results may differ from those estimates if CRA's assumptions based on past experience or other assumptions do not turn out to be substantially accurate.

Recent Accounting Standards Adopted

Leases (Topic 842)

        CRA adopted Accounting Standard Update ("ASU ") No. 2016-02, Leases (Topic 842), which established Accounting Standards Codification ("ASC") Topic 842 ("ASC 842") and supersedes ASC Topic 840, Leases ("ASC 840"), on December 30, 2018 using the additional modified retrospective transition method provided by ASC 842. The cumulative effect of the transition adjustments was recognized as of the date of adoption.

        CRA elected the package of practical expedients provided by ASC 842, which allowed CRA to forgo reassessing the following upon adoption of the new standard: (1) whether contracts contain leases for any expired or existing contracts, (2) the lease classification for any expired or existing leases, and (3) initial direct costs for any existing or expired leases. In addition, CRA elected an accounting policy to exclude from the consolidated balance sheets the right-of-use ("ROU") assets and lease liabilities related to short-term leases, which are those leases with an initial lease term of twelve months or less that do not include an option to purchase the underlying asset that CRA is reasonably certain to exercise. Refer to Note 10 for further discussion of CRA's lease accounting policy.

        The reported results for 2019 reflect the application of ASC 842 guidance, whereas comparative periods and their respective disclosures prior to the adoption of ASC 842 are presented using the legacy guidance of ASC 840. As a result of adopting the new standard, CRA recognized ROU assets of $82.3 million and lease liabilities of $106.8 million. The difference between the amount of ROU assets and lease liabilities recognized was an adjustment to deferred rent. There was no adjustment to deferred taxes as a result of CRA's adoption of ASC 842. The adoption of ASC 842 did not have a material impact on CRA's results of operations or cash flows, nor did it have an impact on any of CRA's existing debt covenants.

Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting

        CRA adopted ASU No. 2018-07, Compensation—Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting (Topic 718) ("ASU 2018-07") on December 30, 2018.

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

1. Summary of Significant Accounting Policies (Continued)

ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments in this update specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used effectively to provide financing to the issuer or awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The new guidance requires a remeasurement of nonemployee awards at fair value as of the adoption date. The adoption of ASU 2018-07 did not have a material impact on CRA's financial position, results of operations, cash flows, or disclosures.

Recent Accounting Standards Not Yet Adopted

Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

        In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 replaces the methodology that recognizes impairment of financial instruments when losses have been incurred with a methodology that recognizes impairment of financial instruments when losses are expected. The amendment requires entities to use a forward-looking "expected loss" model for most financial instruments, including accounts receivable and loans, that is based on historical information, current information, and reasonable and supportable forecasts. For available-for-sale debt securities with unrealized losses, credit losses will be recognized as an allowance rather than as a reduction in the amortized cost of the debt securities. ASU 2016-13 is effective for CRA for interim and annual periods beginning after December 15, 2019. Early adoption is permitted for interim and annual periods beginning after December 15, 2018. Adoption of ASU 2016-13 will be applied as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period after adoption.

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

Fair Value Measurements (Topic 820)

        In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement ("ASU No. 2018-13"). The ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements from ASC 820. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

1. Summary of Significant Accounting Policies (Continued)

value measurement. The new standard is effective for interim and annual periods beginning after December 15, 2019. Entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements. CRA has not yet determined the effects, if any, that the adoption of ASU 2018-13 may have on its financial position, results of operations, cash flows, or disclosures.

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

        The following tables show CRA's financial instruments as of March 30, 2019 and December 29, 2018 that are measured and recorded in the condensed consolidated financial statements at fair value on a recurring basis (in thousands):

	March 30, 2019
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	$148	$—	$—

Total Assets	$148	$—	$—

Liabilities:
Contingent consideration liability	$—	$—	$5,980

Total Liabilities	$—	$—	$5,980

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. Fair Value of Financial Instruments (Continued)

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

        The contingent consideration liabilities in the tables above are for estimated future contingent consideration payments related to prior acquisitions. The fair value measurement of these liabilities is based on significant inputs not observed in the market and thus represent a Level 3 measurement. The significant unobservable inputs used in the fair value measurements of these contingent consideration liabilities are CRA's measures of the estimated payouts based on internally generated financial projections and discount rates. The fair value of the contingent consideration was determined using a Monte Carlo simulation. The fair value of these contingent consideration liabilities are reassessed on a quarterly basis by CRA using additional information as it becomes available, and any change in the fair value estimates are recorded in costs of services (exclusive of depreciation and amortization) on the condensed consolidated income statement of that period.

        The following table summarizes the changes in the contingent consideration liabilities over the fiscal quarter ended March 30, 2019 and the fiscal year ended December 29, 2018 (in thousands):

	March 30, 2019	December 29, 2018
Beginning balance	$6,197	$5,137
Remeasurement of acquisition-related contingent consideration	(499)	(244)
Accretion	282	1,304

Ending balance	$5,980	$6,197

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. Forgivable Loans

        Forgivable loan activity for the fiscal quarter ended March 30, 2019 and the fiscal year ended December 29, 2018 is as follows (in thousands):

	March 30, 2019	December 29, 2018
Beginning balance	$40,294	$28,628
Advances	21,930	30,572
Repayments	(400)	(3,396)
Reclassification to other assets / from accrued expenses	(1,421)	—
Amortization	(4,274)	(15,329)
Effects of foreign currency translation	273	(181)

Ending balance	$56,402	$40,294

Current portion of forgivable loans	$9,632	$6,104

Non-current portion of forgivable loans	$46,770	$34,190

        At March 30, 2019 and December 29, 2018, CRA had other loans to current and former employees included in other assets on the condensed consolidated balance sheet, amounting to $0.3 million and $0.1 million, respectively, net of allowances.

4. Goodwill and Intangible Assets

        The changes in the carrying amount of goodwill during the fiscal quarter ended March 30, 2019, is as follows (in thousands):

	Goodwill, gross	Accumulated impairment losses	Goodwill, net
Balance at December 29, 2018	$164,625	$(76,417)	$88,208
Effects of foreign currency translation	300	—	300

Balance at March 30, 2019	$164,925	$(76,417)	$88,508

        Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives. There were no impairment losses related to intangible assets during the first quarter of fiscal 2019 or during the fiscal year ended December 29, 2018.

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. Goodwill and Intangible Assets (Continued)

        The components of acquired identifiable intangible assets are as follows (in thousands):

	March 30, 2019	December 29, 2018
Non-competition agreements, net of accumulated amortization of $160 and $544, respectively	$164	$180
Customer relationships, net of accumulated amortization of $4,781 and $4,454, respectively	7,339	7,666

Total, net of accumulated amortization of $4,941 and $4,998, respectively	$7,503	$7,846

5. Accrued Expenses

        Accrued expenses consist of the following (in thousands):

	March 30, 2019	December 29, 2018
Compensation and related expenses	$55,886	$90,711
Income taxes payable	649	514
Other	15,745	17,008

Total	$72,280	$108,233

        As of March 30, 2019 and December 29, 2018, approximately $30.0 million and $73.9 million, respectively, of accrued bonuses were included above in "Compensation and related expenses". Additionally, as of March 30, 2019, "Other" accrued expenses included $9.4 million of commissions due to senior consultants, $0.2 million of direct project accruals, $6.0 million of operating expense accruals and $0.1 million of accrued leasehold improvements. As of December 29, 2018, "Other" accrued expenses consisted principally of $9.6 million of commissions due to senior consultants, $0.7 million of direct project accruals, $6.6 million of operating expense accruals and $0.1 million of accrued leasehold improvements.

6. Credit Agreement

        CRA is party to a credit agreement that provides CRA with a $125.0 million revolving credit facility and a $15.0 million sublimit for the issuance of letters of credit. CRA may use the proceeds of the revolving credit facility to provide working capital and for other general corporate purposes. CRA may repay any borrowings under the revolving credit facility at any time, but no later than October 24, 2022. There were $39.0 million in borrowings outstanding under this revolving credit facility as of March 30, 2019. There were no outstanding borrowings on this facility as of December 29, 2018.

        As of March 30, 2019, the amount available under this revolving credit facility was reduced by certain letters of credit outstanding, which amounted to $3.9 million. Under the credit agreement, CRA must comply with various financial and non-financial covenants. Compliance with these financial covenants is tested on a fiscal quarterly basis. As of March 30, 2019 and December 29, 2018, CRA was in compliance with the covenants of its credit agreement.

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. Revenue Recognition

        CRA offers consulting services in two broad lines: (1) litigation, regulatory, and financial consulting; and (2) management consulting. Together, these two service lines comprised all of CRA's consolidated revenues during the fiscal quarter ended March 30, 2019.

Disaggregation of Revenue

        The following table disaggregates CRA's revenue by major business line and timing of transfer of its consulting services (in thousands):

	Fiscal Quarter Ended
Type of Contract	March 30, 2019	March 31, 2018
Consulting services revenues:
Fixed Price	$21,386	$20,714
Time-and-materials	84,463	78,762

Total	$105,849	$99,476

	Fiscal Quarter Ended
Geographic Breakdown	March 30, 2019	March 31, 2018
Consulting services revenues:
United States	$83,529	$76,860
United Kingdom	18,507	17,505
Other	3,813	5,111

Total	$105,849	$99,476

Reserves for Variable Consideration and Credit Risk

        Revenues from CRA's consulting services are recorded at the net transaction price, which includes estimates of variable consideration for which reserves are established. Variable consideration reserves are based on actual price concessions and those expected to be extended to CRA customers and are recorded as a component of the allowances for accounts receivable and unbilled services. During each of the fiscal quarters ended March 30, 2019 and March 31, 2019, $1.4 million of adjustments were recorded to these allowances.

        Bad debt expense is reported as a component of selling, general and administrative expense. During the fiscal quarter ended March 30, 2019, no bad debt expense was reported. During the fiscal quarter ended March 31, 2018, $0.3 million of bad debt expense was reported.

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. Revenue Recognition (Continued)

Reimbursable Expenses

        Revenues also include reimbursements for costs incurred by CRA in fulfilling its performance obligations, including travel and other out-of-pocket expenses, fees for outside consultants and other reimbursable expenses. CRA recovers substantially all of these costs. The following expenses are subject to reimbursement (in thousands):

	Fiscal Quarter Ended
	March 30, 2019	March 31, 2018
Reimbursable expenses	$12,835	$11,229

        CRA collects goods and services and value added taxes from customers and records these amounts on a net basis, which is within the scope of ASC Topic 606-10-55, Principal versus Agent Considerations.

Transaction Price Allocated to Future Performance Obligations

        ASC 606 requires that CRA disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of March 30, 2019. The guidance provides certain practical expedients that limit this requirement for (1) contracts with an original expected length of one year or less and (2) contracts for which revenue is recognized at the amount to which CRA has the right to invoice for consulting services performed. Given the nature of its business, CRA does not disclose the value of unsatisfied performance obligations as the practical expedients apply to its unsatisfied performance obligations as of March 30, 2019.

Contract Balances from Contracts with Customers

        CRA defines contract assets as assets for which it has recorded revenue because it determines that it is probable that it will earn a performance based or contingent fee, but is not yet entitled to receive a fee, because certain events, such as completion of the measurement period or client approval, must occur. These contract assets are included in accounts receivable, net and unbilled services, net within the consolidated balance sheets. The contract assets balance was immaterial as of March 30, 2019 and December 29, 2018.

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

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. Revenue Recognition (Continued)

        The following table presents the opening and closing balances of CRA's contract liability (in thousands):

	Contract Liability
	Quarter Ended March 30, 2019	Year Ended December 29, 2018
Balance at the beginning of the period	$5,453	$3,287
Balance at the end of the period	$3,606	$5,453

        During the fiscal quarter ended March 30, 2019, CRA recognized the following revenue as a result of changes in the contract liability balance (in thousands):

Revenue recognized in the period from:	Quarter Ended March 30, 2019
Amounts included in contract liabilities at the beginning of the period	$3,663
Performance obligations satisfied in previous periods	$2,412

        The timing of revenue recognition, billings and cash collections results in billed receivables, unbilled services and contract liabilities on the condensed consolidated balance sheets.

8. Net Income per Share

        CRA calculates basic and diluted earnings per common share using the two-class method. Under the two-class method, net earnings are allocated to each class of common stock and participating security as if all of the net earnings for the period had been distributed. CRA's participating securities consist of unvested share-based payment awards that contain a nonforfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common shareholders. Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period, as adjusted for the potential dilutive effect of non-participating share-based awards. Net earnings allocable to these participating securities were not significant for the first quarter of fiscal 2019 or fiscal 2018.

        The following table presents a reconciliation from net income to the net income available to common shareholders (in thousands):

	March 30, 2019	March 31, 2018
Net income, as reported	$4,665	$4,886
Common stock equivalents:
Less: net income attributable to participating shares	16	29

Net income available to common shareholders	$4,649	$4,857

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. Net Income per Share (Continued)

        The following table presents a reconciliation of basic to diluted weighted average shares of common stock outstanding (in thousands):

	March 30, 2019	March 31, 2018
Basic weighted average shares outstanding	8,015	8,285
Stock options and restricted stock units	331	295

Diluted weighted average shares outstanding	8,346	8,580

        For the fiscal quarter ended March 30, 2019, the anti-dilutive share-based awards that were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding amounted to 20,078 shares. For the fiscal quarter ended March 31, 2018, the anti-dilutive share-based awards that were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding amounted to 5,689 shares. These share-based awards each period were anti-dilutive because their exercise price exceeded the average market price over the respective period.

9. Income Taxes

        CRA's effective income tax rates were 23.5% and 17.5% for the first quarters of fiscal 2019 and fiscal 2018, respectively. The effective tax rate for the first quarter of fiscal 2019 was higher than the prior year primarily due to a reduced tax benefit related to the accounting for stock-based compensation. The effective tax rate in the first quarter of fiscal 2019 was lower than the combined federal and state statutory tax rate primarily due to the tax benefit related to the accounting for stock-based compensation, partially offset by non-deductible items resulting from limitations on the deductibility of compensation paid to executive officers and the deductibility of meals and entertainment. The effective tax rate in the first quarter of fiscal 2018 was lower than the combined federal and state statutory tax rate primarily due to the tax benefit related to the accounting for stock-based compensation, partially offset by non-deductible items referenced above.

        CRA has not provided for deferred income taxes or foreign withholding taxes on undistributed earnings and other basis differences that may exist from its foreign subsidiaries as of March 30, 2019, because such earnings are considered to be indefinitely reinvested. CRA does not rely on these unremitted earnings as a source of funds for its domestic business as it expects to have sufficient cash flow in the U.S. to fund its U.S. operational and strategic needs. If CRA were to repatriate its foreign earnings that are indefinitely reinvested, it would accrue substantially no additional tax expense.

10. Leases

        CRA is a lessee under certain operating leases for office space and equipment. Prior to adopting ASC 842, CRA followed the lease accounting guidance as issued in ASC 840. Under ASC 840, CRA classified its leases as operating or capital leases based on evaluation of certain criteria of the lease agreement. For leases that contained rent escalations or rent holidays, CRA recorded the total rent expense during the lease term on a straight-line basis over the term of the lease and recorded the difference between the rents paid and the straight-line rent expense as deferred rent on the balance

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. Leases (Continued)

sheet. Any tenant improvement allowances received from the lessor were recorded as a reduction to rent expense over the term of the lease.

        ASC 842, which CRA adopted on December 30, 2018, requires lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset ("ROU"), subject to certain permitted accounting policy elections. As a result of adopting the new standard, CRA recognized ROU assets of $82.3 million and lease liabilities of $106.8 million related to its operating leases as of December 30, 2018. The difference between the amount of ROU assets and lease liabilities recognized was an adjustment to eliminate the deferred rent balance, which was a component of ASC 840.

        Under ASC 842, CRA determines, at the inception of the contract, whether the contract is or contains a lease based on whether the contract provides CRA the right to control the use of a physically distinct asset or substantially all of the capacity of an asset. Leases with an initial noncancelable term of twelve months or less that do not include an option to purchase the underlying asset that CRA is reasonably certain to exercise are classified as short-term leases. CRA has elected as an accounting policy to exclude from the consolidated balance sheets the ROU assets and lease liabilities related to short-term leases. CRA recognizes rent expense for its operating leases on a straight-line basis over the term of the lease.

        Many of CRA's equipment leases are short-term or cancellable with notice. CRA's office space leases have remaining lease terms between one and approximately twelve years, many of which include one or more options to extend the term for periods of up to five years for each option. Certain leases contain options to terminate the lease early, which may include a penalty for exercising the option. Many of the termination options require notice within a specified period, after which the option is no longer available to CRA if not exercised. The extension options and termination options may be exercised at CRA's sole discretion. CRA does not consider in the measurement of ROU assets and lease liabilities an option to extend or terminate a lease if CRA is not reasonably certain to exercise the option. As of March 30, 2019, CRA has not included any options to extend or terminate in its measurement of ROU assets or lease liabilities.

        Certain of CRA's leases include covenants that oblige CRA, at its sole expense, to repair and maintain the leased asset periodically during the lease term. CRA is not a party to any leases that contain residual value guarantees nor is CRA a party to any leases that provide an option to purchase the underlying asset.

        Many of CRA's office space leases include fixed and variable payments. Variable payments relate to real estate taxes, insurance, operating expenses, and common area maintenance, which are usually billed at actual amounts incurred proportionate to CRA's rented square feet of the building. Variable payments that do not depend on an index or rate are expensed by CRA as they are incurred and are not included in the measurement of the lease liability.

        Many of CRA's leases contain both lease and non-lease components. Fixed and variable payments are allocated to each component relative to observable or estimated standalone prices. CRA measures its variable lease costs as the portion of variable payments that are allocated to lease components.

        CRA measures its lease liability for each leased asset as the present value of lease payments, as defined in ASC 842, allocated to the lease component, discounted using an incremental borrowing rate

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. Leases (Continued)

specific to the underlying asset. CRA's ROU assets are equal to the lease liability, adjusted for lease incentives received, including tenant improvement allowances, and payments made to the lessor prior to the lease commencement date. CRA estimates its incremental borrowing rate for each leased asset based on the interest rate CRA would incur to borrow an amount equal to the lease payments on a collateralized basis over a similar term in a similar economic environment.

        The components of CRA's lease expenses for the fiscal quarter ended March 30, 2019, which are included in the condensed consolidated income statement, are as follows (in thousands):

March 30, 2019
Operating lease cost	$3,211
Short-term lease cost	108
Variable lease cost	936

Total lease cost	$4,255

        Supplemental cash flow information related to CRA's leases for the fiscal quarter ended March 30, 2019 is as follows (in thousands):

March 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,627
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$713

        The following table presents supplemental balance sheet information related to CRA's operating leases as of March 30, 2019 (in thousands):

March 30, 2019
Assets:
Operating lease right-of-use assets	$81,480
Liabilities:
Current portion of lease liabilities	$9,558
Non-current portion of lease liabilities	94,939

Total operating lease liabilities	$104,497

Weighted average remaining lease term—operating leases	9.0 years
Weighted average discount rate—operating leases	3.7%

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. Leases (Continued)

        At March 30, 2019, CRA had the following maturities of lease liabilities related to office space and equipment, all of which are under non-cancellable operating leases (in thousands):

Fiscal Year	Operating Lease Commitments
2019 (excluding the three months ended March 30, 2019)	10,988
2020	14,083
2021	14,028
2022	14,070
2023	14,178
Thereafter	55,320

Total lease payments	122,667
Less: imputed interest	(18,170)

Total	104,497

        As of March 30, 2019, CRA had additional operating leases for office space that have not yet commenced that have minimum rental commitments of $52.7 million. These operating leases will commence in fiscal year 2019 and have lease terms of approximately five years to eleven years, which exclude certain options to extend these leases.

11. Contingencies

        CRA is subject to legal actions arising in the ordinary course of business. In management's opinion, based on current knowledge, CRA has adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions. CRA does not believe any settlement or judgment relating to any pending legal action would materially affect its financial position or results of operations. However, the outcome of such legal actions is inherently unpredictable and subject to inherent uncertainties.

12. Correction

        During fiscal 2018, CRA determined that the accounts receivable allowances presented on the December 30, 2017 consolidated balance sheet required adjustment. This adjustment in disclosure is immaterial and had no effect on the amount of accounts receivable presented on the December 30, 2017 consolidated balance sheet. As a result of the adjustment, a classification change was required within the operating activities portion of the consolidated statement of cash flows. As of December 29, 2018, these adjustments were corrected and the accounts receivable and accounts receivable allowances were properly presented within the consolidated financial statements. Since the correction was discovered in the second quarter of fiscal 2018, the consolidated statement of cash flows for the first quarter of fiscal 2018 requires adjustment. These adjustments are immaterial and have no effect on the net cash used in operating activities.

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12. Correction (Continued)

        The following table presents the total classification changes required related to these adjustments (in thousands):

	For the quarter ended March 31, 2018
	As previously reported	As revised
Accounts receivable allowances	$174	$452
Accounts receivable	$3,435	$2,958
Unbilled services	$(8,871)	$(8,672)
Net cash used in operating activities	$(40,539)	$(40,539)

13. Subsequent Events

        On May 2, 2019, CRA announced that its Board of Directors declared a quarterly cash dividend of $0.20 per common share, payable on June 14, 2019 to shareholders of record as of May 28, 2019.

        During the month of April 2019, CRA made borrowings of $6.0 million in the U.S. on its existing revolving line of credit to fund operations. These borrowings are expected to be repaid over the next twelve months.

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

Critical Accounting Policies and Significant Estimates

        The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. ("U.S. GAAP"). The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets and liabilities, as well as the related disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates in these condensed consolidated financial statements include, but are not limited to, allowances for accounts receivable and unbilled services, revenue recognition on fixed price contracts, variable consideration to be included in the transaction price of revenue contracts, depreciation of property and equipment, measurement of operating lease right-of-use assets and liabilities, share-based compensation, valuation of contingent consideration liabilities, valuation of acquired intangible assets, impairment of long lived assets and goodwill, accrued and deferred income taxes, valuation allowances on deferred tax assets, accrued compensation, and certain other accrued expenses. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if our assumptions based on past experience or our other assumptions do not turn out to be substantially accurate.

        We have described our significant accounting policies in Note 1 to our consolidated financial statements included in the 2018 Form 10-K. We have reviewed our accounting policies, identifying those that we believe to be critical to the preparation and understanding of our consolidated financial statements in the list set forth below. See the disclosure under the heading "Critical Accounting Policies" in Item 7 of Part II of the 2018 Form 10-K for a detailed description of these policies and their potential effects on our results of operations and financial condition.

  •
  Revenue recognition and accounts receivable allowances

  •
  Deferred compensation

  •
  Valuation of contingent consideration liability

  •
  Valuation of goodwill and other intangible assets

  •
  Accounting for income taxes

        Except for the adoption of ASC 842 as described below, we did not adopt any changes in the fiscal quarter ended March 30, 2019 that had a material effect on these critical accounting policies, nor did we make any changes to our accounting policies in the fiscal quarter ended March 30, 2019 that changed these critical accounting policies.

Leases

        We adopted ASU No. 2016-02, Leases (Topic 842) (ASC 842) on December 30, 2018, using the additional modified retrospective transition method provided by ASC 842. The reported results for 2019 reflect the application of ASC 842 guidance while the reported results for 2018 were prepared under the guidance of ASC 840, Leases (ASC 840). As a result of adopting the new standard, we recognized ROU assets of $82.3 million and lease liabilities of $106.8 million, of which $9.6 million is classified as a current liability, as of December 30, 2018. The difference between the amount of ROU assets and lease liabilities recognized was an adjustment to deferred rent. Prior periods will not be retrospectively adjusted. See Note 10 to our consolidated condensed financial statements included in this quarterly report on Form 10-Q for a complete description of our accounting policy.

Recent Accounting Standards

        See Note 1 to our condensed consolidated financial statements included in this quarterly report on Form 10-Q for a discussion of recent accounting standards that we have not yet adopted under the heading "Recent Accounting Standards Not Yet Adopted".

Results of Operations—For the Fiscal Quarter Ended March 30, 2019 Compared to the Fiscal Quarter Ended March 31, 2018

        The following table provides operating information as a percentage of revenues for the periods indicated:

	Fiscal Quarter Ended
	March 30, 2019	March 31, 2018
Revenues	100.0%	100.0%
Costs of services (exclusive of depreciation and amortization)	69.6	69.8
Selling, general and administrative expenses	21.5	21.8
Depreciation and amortization	2.5	2.2

Income from operations	6.5	6.2
Other expense, net	(0.7)	(0.3)

Income before provision for income taxes	5.8	6.0
Provision for income taxes	1.4	1.0

Net income	4.4%	4.9%

Fiscal Quarter Ended March 30, 2019 Compared to the Fiscal Quarter Ended March 31, 2018

        Revenues.    Revenues increased by $6.3 million, or 6.3%, to $105.8 million for the first quarter of fiscal 2019 from $99.5 million for the first quarter of fiscal 2018. The increase in net revenue was a result of an increase in gross revenues of $7.9 million as compared to the first quarter of fiscal 2018, while write-offs and reserves increased by $1.6 million compared to the first quarter of 2018. Utilization increased to 75% for the first quarter of fiscal 2019 from 73% for the first quarter of fiscal 2018, while consultant headcount grew 6.2% from 647 at the end of the first quarter of fiscal 2018 to 687 at the end of the first quarter of fiscal 2019. Client service hours increased by 11.0% for the first quarter 2019 when compared to the first quarter 2018. Included in revenues are the effect of changes in currency exchange rates resulting in a decrease to revenue of $1.5 million for the fiscal quarter ended March 30, 2019, and an increase of $2.2 million for the fiscal quarter ended March 31, 2018.

        Overall, revenues outside of the U.S. represented approximately 21% of total revenues for the first quarter of fiscal 2019 compared with approximately 23% of total revenues for the first quarter of fiscal 2018. Revenues derived from fixed-price engagements decreased to 20% of total revenues for the first quarter of fiscal 2019 compared with 21% of total revenues for the first quarter of fiscal 2018. These percentages of revenue derived from fixed-price engagements depend largely on the proportion of our revenues derived from our management consulting business, which typically has a higher concentration of fixed-price service contracts.

        Costs of Services (exclusive of depreciation and amortization).    Costs of services (exclusive of depreciation and amortization) increased by $4.2 million, or 6.1%, to $73.6 million for the first quarter of fiscal 2019 from $69.4 million for the first quarter of fiscal 2018. The increase in costs of services was due primarily to an increase of $1.8 million in employee compensation and fringe benefit costs attributable to salaries and benefits associated with our increased consulting headcount, and an increase in forgivable loan amortization of $1.4 million, offset by a decrease in stock compensation of $0.4 million and a decrease in expense related to the net change in contingent consideration valuation of $0.2 million. Additionally, client reimbursable expenses increased by $1.6 million in the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018. As a percentage of revenues, costs of services (exclusive of depreciation and amortization) decreased to 69.6% for the first quarter of fiscal 2019 from 69.8% for the first quarter of fiscal 2018.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by $1.0 million, or 4.6%, to $22.7 million for the first quarter of fiscal 2019 from $21.7 million for the first quarter of fiscal 2018. A contributor to this increase was a $0.4 million increase in employee and incentive compensation, a $0.9 million increase in other operating expenses, and a $0.3 million increase in commissions to our nonemployee experts for the first quarter of fiscal 2019 as compared to the first quarter of fiscal 2018, as a higher percentage of our revenue for the quarter was sourced by our nonemployee experts, offset by a $0.7 million decrease in rent expense due primarily to a $0.6 million lease recapture charge in the first quarter of fiscal 2018.

        As a percentage of revenues, selling, general and administrative expenses decreased slightly to 21.5% for the first quarter of fiscal 2019 from 21.8% for the first quarter of fiscal 2018. Commissions to our nonemployee experts increased slightly to 3.2% of revenues for the first quarter of fiscal 2019 compared to 3.0% of revenues for the first quarter of fiscal 2018.

        Provision for Income Taxes.    The income tax provision was $1.4 million and the effective tax rate was 23.5% for the first quarter of fiscal 2019 compared to $1.0 million and 17.5% for the first quarter of fiscal 2018. The effective tax rate for the first quarter of fiscal 2019 was higher than the prior year primarily due to a reduced tax benefit related to the accounting for stock-based compensation. The effective tax rate in the first quarter of fiscal 2019 was lower than the combined federal and state statutory tax rate primarily due to the tax benefit related to the accounting for stock-based compensation, partially offset by non-deductible items resulting from limitations on the deductibility of compensation paid to executive officers and the deductibility of meals and entertainment. The effective tax rate in the first quarter of fiscal 2018 was lower than the combined federal and state statutory tax rate primarily due to the tax benefit related to the accounting for stock-based compensation, partially offset by non-deductible items referenced above.

        Net Income.    Net income decreased by $0.2 million to $4.7 million for the first quarter of fiscal 2019 from $4.9 million for the first quarter of fiscal 2018. The net income per diluted share was $0.56 per share for the first quarter of fiscal 2019, compared to $0.57 of net income per diluted share for the first quarter of fiscal 2018. Weighted average diluted shares outstanding decreased by approximately 234,000 shares to approximately 8,346,000 shares for the first quarter of fiscal 2019 from approximately 8,580,000 shares for the first quarter of fiscal 2018. The decrease in weighted average diluted shares outstanding was primarily due to the repurchase of shares of our common stock since the first fiscal quarter of fiscal 2018, offset in part by the issuance or vesting of shares of restricted stock and time-vesting restricted stock units, and the exercise of stock options, since the first quarter of fiscal 2018.

Liquidity and Capital Resources

        We believe that our current cash, cash equivalents, cash generated from operations, and amounts available under our bank revolving line of credit will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

        General.    During the fiscal quarter ended March 30, 2019, cash and cash equivalents decreased by $23.1 million. We completed the period with cash and cash equivalents of $15.0 million and working capital (defined as current assets less current liabilities) of $17.3 million. The principal drivers of the reduction of cash were payment of a significant portion of our fiscal 2018 performance bonuses in the first quarter of 2019, the repurchase of shares and the funding of forgivable loans.

        Of the total cash and cash equivalents held at March 30, 2019, $4.6 million was held within the U.S. We have sufficient sources of liquidity in the U.S., including cash from operations and availability on our revolving line of credit, to fund U.S. activities. At March 30, 2019, we had outstanding borrowings on the revolving line of credit of $39.0 million, which is expected to be paid within the next twelve months.

        Sources and Uses of Cash.    During the fiscal quarter ended March 30, 2019, net cash used in operating activities was $56.6 million. Net income was $4.7 million for the fiscal quarter ended March 30, 2019. The primary factor in cash used in operations was the decrease in the "accounts payable, accrued expenses, and other liabilities" line item of our consolidated statement of cash flows of $42.5 million due to the payment of a significant portion of our fiscal 2018 performance bonuses during the first quarter of fiscal 2019. Other uses of cash included an increase of $8.7 million in unbilled receivables and a $2.2 million increase in prepaid expenses and other current assets. The change in forgivable loans for the period of $17.0 million was primarily driven by $21.3 million of forgivable loan issuances, net of repayments, offset by $4.3 million of forgivable loan amortization. Offsetting these uses of cash was a $5.7 million decrease in accounts receivable, net. Cash provided by operations included non-cash items including depreciation and amortization expense of $2.6 million and share-based compensation expenses of $0.9 million.

        During the fiscal quarter ended March 30, 2019, net cash used in investing activities was $0.8 million for capital expenditures.

        Net cash provided by financing activities during the first quarter of fiscal 2019 was $34.1 million, primarily as a result of borrowings under the line of credit of $39.0 million and $1.5 million received upon the issuance of shares of common stock related to the exercise of stock options. Offsetting these increases in cash were the tax withholding payments reimbursed by restricted shares of $0.4 million, payment of $1.6 million of cash dividends to shareholders and $4.3 million of repurchases of common stock.

  Indebtedness

        We are party to a credit agreement that provides us with a $125.0 million revolving credit facility and a $15.0 million sublimit for the issuance of letters of credit. We may use the proceeds of the revolving credit facility to provide working capital and for other general corporate purposes. Generally, we may repay any borrowings under the revolving credit facility at any time, but must repay all borrowings no later than October 24, 2022. There was $39.0 million in outstanding borrowings under this revolving line of credit as of March 30, 2019.

        The amount available under this revolving line of credit is reduced by certain letters of credit outstanding, which amounted to $3.9 million as of March 30, 2019. Borrowings under the revolving credit facility bear interest at a rate per annum, at our election, of either (i) the adjusted base rate, as defined in the credit agreement, plus an applicable margin, which varies between 0.25% and 1.25% depending on our total leverage ratio as determined under the credit agreement, or (ii) the adjusted eurocurrency rate, as defined in the credit agreement, plus an applicable margin, which varies between 1.25% and 2.25% depending on our total leverage ratio. We are required to pay a fee on the unused portion of the revolving credit facility at a rate per annum that varies between 0.20% and 0.35% depending on our total leverage ratio. Borrowings under the revolving credit facility are secured by 100% of the stock of certain of our U.S. subsidiaries and 65% of the stock of certain of our foreign subsidiaries, which represent approximately $29.7 million in net assets as of March 30, 2019.

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

  Forgivable Loans and Term Loans

        In order to attract and retain highly skilled professionals, we may issue forgivable loans or term loans to employees and non-employee experts. A portion of these loans is collateralized by key person life insurance. The forgivable loans have terms that are generally between three and eight years. The principal amount of forgivable loans and accrued interest is forgiven by us over the term of the loans, so long as the employee or non-employee expert continues employment or affiliation with us and complies with certain contractual requirements. The expense associated with the forgiveness of the principal amount of the loans is recorded as compensation expense over the service period, which is consistent with the term of the loans.

  Compensation Arrangements

        We have entered into compensation arrangements for the payment of incentive performance awards to certain of our employees and non-employee experts if specific performance targets are met. The amounts of the awards to be paid under these compensation arrangements could fluctuate depending on future performance through the respective measurement periods. Increases in estimated awards are expensed prospectively over the remaining service period. Decreases in estimated awards are recorded in the period incurred. We believe that we will have sufficient funds to satisfy any obligations related to the incentive performance awards. We expect to fund these payments, if any, from existing cash resources, cash generated from operations, or borrowings on our existing revolving credit facility.

  Business and Talent Acquisitions

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

  Share Repurchases

        In February 2018 and February 2019, our Board of Directors authorized expansions to our existing share repurchase program, each authorizing the purchase of an additional $20.0 million of our common stock. We may repurchase shares under this program in open market purchases (including through any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. During the fiscal quarter ended March 30, 2019, we repurchased and retired 86,609 shares under our share repurchase program at an average price per share of $50.25. During the fiscal quarter ended March 31, 2018, we repurchased and retired 162,892 shares under our share repurchase program at an average price per share of $51.13. As of March 30, 2019, we had approximately $17.2 million available for future repurchases under our share repurchase program. We plan to finance future repurchases with available cash, cash from future operations and funds from our existing revolving credit facility. We expect to continue to repurchase shares under our share repurchase program.

  Dividends to Shareholders

        We anticipate paying regular quarterly dividends each year. These dividends are anticipated to be funded through cash flow from operations, available cash on hand, and/or borrowings under our revolving credit facility. Although we anticipate paying regular quarterly dividends on our common stock for the foreseeable future, the declaration of any future dividends is subject to the discretion of our Board of Directors. During the fiscal quarters ended March 30, 2019 and March 31, 2018, we paid dividends of $1.7 million and $1.5 million, respectively, to our shareholders.

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

        The hiring of individuals to replenish and expand our employee base is an essential part of our business operations and has historically been funded principally from operations and short-term borrowings. Many of the other above activities are discretionary in nature. For example, capital expenditures can be deferred, acquisitions can be forgone, and share repurchase programs and regular dividends can be suspended. As such, our operating model provides flexibility with respect to the deployment of cash flow from operations. Given this flexibility, we believe that our cash flows from operations, supplemented by cash on hand and borrowings under our bank credit facility (as necessary), will provide adequate cash to fund our long-term cash needs from normal operations for at least the next twelve months.

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

  •
  the market prices of our securities.

Factors Affecting Future Performance

        Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q, as well as a description of material risks we face, are set forth under the heading "Risk Factors" included in Part I—Item 1A of the 2018 Form 10-K. If any of these risks, or any risks not presently known to us or that we currently believe are not significant, develops into an actual event, then our business, financial condition, and results of operations could be adversely affected.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

        For information regarding our exposure to certain market risks see "Item 7A. Quantitative and Qualitative Disclosures about Market Risk," in the 2018 Form 10-K.

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. This is done in order to ensure that information we are required to disclose in the reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 30, 2019, due to the material weaknesses in internal control over financial reporting related to the inadequate design or execution of internal controls over the completeness and accuracy of: 1) our contingent consideration and incentive-based compensation liabilities, including our internal controls over revenue forecasts and certain other assumptions used in the computation of these liabilities; 2) revenue and related reserves; 3) certain accounts payable and expense accruals; and 4) the evaluation of certain technical tax matters described in Item 9A of the 2018 Form 10-K.

        Notwithstanding these material weaknesses, management has concluded that the condensed consolidated financial statements included in this quarterly report on Form 10-Q present fairly, in all material aspects, our financial position at the end of, and the results of operations and cash flows for, the periods presented in conformity with accounting principles generally accepted in the United States.

Evaluation of Changes in Internal Control over Financial Reporting

        Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, we evaluated whether there were any changes in our internal control over financial reporting during the first quarter of fiscal 2019. Except for the ongoing remediation of the material weaknesses in internal controls over financial reporting noted above pursuant to the plan described in Item 9A of the 2018 Form 10-K, and the implementation of ASC 842 as described below, there were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during the first quarter of fiscal 2019, except those disclosed below, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

        On December 30, 2018, we implemented ASC 842, Leases. The new lease accounting standard has a material impact on our financial position and related disclosures; consequently, we have implemented changes to our processes related to the identification of and accounting for leases and the control activities related thereto. These changes included developing new accounting and operational policies, providing internal training, refining ongoing lease contract review requirements, and establishing processes for the gathering of information provided for disclosures.

Plan for Remediation of Material Weakness

        We are committed to remediating the control deficiencies that gave rise to the material weaknesses described above. Management is responsible for implementing changes and improvements to our internal control over financial reporting and for remediating the control deficiencies that gave rise to these material weaknesses. During fiscal 2019, we are enhancing our system of internal controls over financial reporting with the following actions:

  •
  Maintaining the Special Internal Controls Committee to guide our remediation efforts;

  •
  Continuing our evaluation of the design and operation of our internal controls related to revenue and related reserves, contingent consideration, incentive-based compensation, income taxes, accounts payable and accrued expenses, including the evaluation of automated controls;

  •
  Developing and implementing new management review procedures and controls over revenue forecasts and assumptions used in the computation of contingent consideration;

  •
  Evaluating our management review procedures and controls over revenue forecasts and related assumptions used in the computation of, incentive-based compensation;

  •
  Providing additional training on the importance of review controls and related documentation as well as effective review and documentation procedures;

  •
  Evaluating areas of the finance organization for further technological advancements, such as accounts payable, accrued expenses, and incentive-based compensation to ensure the timeliness, completeness, and accuracy of our accounting records and enhanced reporting;

  •
  Continuing refinement of our accounting policies, procedures, controls as well as broadening formalized documentation of our control policies; and

  •
  Engaged a third-party specialist to assist in the assessment of our tax function, including our information technology capabilities, processes and systems.

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

PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings

        None.

ITEM 1A.    Risk Factors

        There has been no material change in any risk factors previously disclosed in on the 2018 Form 10-K. See "Risk Factors" in the 2018 Form 10-K for a complete description of the material risks we face.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        (a)   Not applicable.

        (b)   Not applicable.

        (c)   The following table provides information about our repurchases of shares of our common stock during the fiscal quarter ended March 30, 2019. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the fiscal quarter into three periods of four weeks, four weeks, and five weeks, respectively, to coincide with our reporting periods during the first quarter of fiscal 2019.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
December 30, 2018 to January 26, 2019	—	—	—	$1,593,768
January 27, 2019 to February 23, 2019	2,467	$41.61	—	$21,593,768
February 24, 2019 to March 30, 2019	92,299	$50.24	86,609	$17,241,813

(1)
During the four weeks ended February 23, 2019 we accepted 2,467 shares of our common stock as a tax withholding from certain of our employees, in connection with the vesting of shares of restricted stock that occurred during the indicated period, pursuant to the terms of our 2006 equity incentive plan, at the average price of $41.61. During the five weeks ended March 30, 2019 we accepted 5,690 shares of our common stock as a tax withholding from certain of our employees, in connection with the vesting of shares of restricted stock and restricted stock units that occurred during the indicated period, pursuant to the terms of our 2006 equity incentive plan, at the average price per share of $50.12.

(2)
On each of February 2, 2018 and February 13, 2019, our Board of Directors authorized an expansion to our existing share repurchase program of an additional $20.0 million of outstanding shares of our common stock. We may repurchase shares under this program in open market purchases (including through any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. During the five weeks ended March 30, 2019, we repurchased and retired 86,609 shares under this program at an average price per share of $50.25. Approximately $17.2 million was available for future repurchases under this program as of March 30, 2019. We expect to continue to repurchase shares under this program.

ITEM 3.    Defaults Upon Senior Securities

        None.

ITEM 4.    Mine Safety Disclosures

        None.

ITEM 5.    Other Information

        None.

ITEM 6.    EXHIBIT INDEX

Item No.	Description
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1	Section 1350 certification
101
The following financial statements from CRA International, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2019, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Condensed Consolidated Income Statements (unaudited) for the fiscal quarters and the fiscal year to date periods ended March 30, 2019 and March 31, 2018, (ii) Condensed Consolidated Statements of Comprehensive Income (unaudited) for the fiscal quarters ended March 30, 2019 and March 31, 2018, (iii) Condensed Consolidated Balance Sheets (unaudited) as at March 30, 2019 and December 30, 2018, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the fiscal quarters ended March 30, 2019 and March 31, 2018, (v) Condensed Consolidated Statement of Shareholders' Equity (unaudited) for the fiscal quarters ended March 30, 2019 and March 31, 2018, and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRA INTERNATIONAL, INC.
Date: May 2, 2019	By:	/s/ PAUL A. MALEH Paul A. Maleh President and Chief Executive Officer
Date: May 2, 2019	By:	/s/ CHAD M. HOLMES Chad M. Holmes Chief Financial Officer, Executive Vice President and Treasurer
Date: May 2, 2019	By	/s/ DOUGLAS C. MILLER Douglas C. Miller Vice President and Chief Accounting Officer