Form 10-Q
period 2019-06-29
CRA INTERNATIONAL, INC.
filed 2019-08-01
CIK 1053706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2019
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 26, 2019
Common Stock, no par value per share	7,875,587 shares

CRA International, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

CRA INTERNATIONAL, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS (unaudited)

(In thousands, except per share data)

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Revenues	$110,573	$105,538	$216,422	$205,014
Costs of services (exclusive of depreciation and amortization)	75,972	69,705	149,607	139,096
Selling, general and administrative expenses	23,737	23,739	46,480	45,389
Depreciation and amortization	2,553	2,433	5,169	4,664

Income from operations	8,311	9,661	15,166	15,865
Interest expense, net	(519)	(301)	(530)	(338)
Other income (expense), net	155	377	(589)	136

Income before provision for income taxes	7,947	9,737	14,047	15,663
Provision for income taxes	2,367	2,898	3,802	3,938

Net income	$5,580	$6,839	$10,245	$11,725

Net income per share:
Basic	$0.70	$0.84	$1.28	$1.43

Diluted	$0.68	$0.79	$1.23	$1.35

Weighted average number of shares outstanding:
Basic	7,925	8,053	7,970	8,169

Diluted	8,218	8,550	8,282	8,649

See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(In thousands)

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net income	$5,580	$6,839	$10,245	$11,725
Other comprehensive income
Foreign currency translation adjustments	(653)	(2,603)	59	(1,285)

Comprehensive income	$4,927	$4,236	$10,304	$10,440

See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except share data)

	June 29, 2019	December 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$15,588	$38,028
Accounts receivable, net of allowances of $3,510 at June 29, 2019 and $3,764 at December 29, 2018	87,763	94,525
Unbilled services, net of allowances of $1,149 at June 29, 2019 and $415 at December 29, 2018	44,334	36,060
Prepaid expenses and other current assets	9,795	6,423
Forgivable loans	7,978	6,104

Total current assets	165,458	181,140
Property and equipment, net	52,003	48,088
Goodwill	88,208	88,208
Intangible assets, net	7,161	7,846
Right-of-Use Assets	114,704	—
Deferred income taxes	9,286	9,330
Forgivable loans, net of current portion	45,599	34,190
Other assets	3,508	2,044

Total assets	$485,927	$370,846

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$21,486	$21,938
Accrued expenses	72,394	108,233
Deferred revenue and other liabilities	4,996	6,866
Current portion of lease liabilities	10,898	—
Current portion of deferred rent	—	1,810
Current portion of deferred compensation	2,019	3,650
Revolving line of credit	41,000	—

Total current liabilities	152,793	142,497
Non-current liabilities:
Deferred compensation and other non-current liabilities	8,961	7,957
Deferred rent and facility-related non-current liabilities	1,710	23,618
Non-current portion of lease liabilities	127,281	—
Deferred income taxes	302	302

Total non-current liabilities	138,254	31,877
Commitments and contingencies (Note 11)
Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 7,829,310 and 8,010,480 shares issued and outstanding at June 29, 2019 and December 29, 2018, respectively	14,224	22,837
Retained earnings	193,191	186,229
Accumulated other comprehensive loss	(12,535)	(12,594)

Total shareholders' equity	194,880	196,472

Total liabilities and shareholders' equity	$485,927	$370,846

See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Fiscal Year-to-Date Period Ended
	June 29, 2019	June 30, 2018
OPERATING ACTIVITIES:
Net income	$10,245	$11,725
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,164	4,667
Loss on disposal of property and equipment	5	—
Deferred rent and facility related liabilities	50	3,695
Right-of-use asset amortization	4,848	—
Deferred income taxes	45	102
Share-based compensation expenses	1,759	2,438
Accounts receivable allowances	(260)	188
Changes in operating assets and liabilities:
Accounts receivable	7,177	(9,413)
Unbilled services, net	(8,245)	(4,766)
Prepaid expenses and other current assets, and other assets	(4,506)	445
Forgivable loans	(14,363)	(12,130)
Incentive cash awards	2,415	1,523
Accounts payable, accrued expenses, and other liabilities	(44,511)	(31,275)
Lease liabilities	(5,932)	—

Net cash used in operating activities	(46,109)	(32,801)
INVESTING ACTIVITIES:
Purchases of property and equipment	(3,904)	(8,939)

Net cash used in investing activities	(3,904)	(8,939)
FINANCING ACTIVITIES:
Issuance of common stock, principally stock options exercises	1,526	916
Borrowings under revolving line of credit	50,000	30,161
Repayments under revolving line of credit	(9,000)	(8,802)
Tax withholding payments reimbursed by shares	(388)	(1,783)
Cash paid on dividend equivalents	(35)	(98)
Cash dividends paid to shareholders	(3,196)	(2,795)
Repurchases of common stock	(11,510)	(20,389)

Net cash provided by (used in) financing activities	27,397	(2,790)
Effect of foreign exchange rates on cash and cash equivalents	176	(480)

Net decrease in cash and cash equivalents	(22,440)	(45,010)
Cash and cash equivalents at beginning of period	38,028	54,035

Cash and cash equivalents at end of period	$15,588	$9,025

Noncash investing and financing activities:
Purchases of property and equipment not yet paid for	$4,053	$4,704

Purchases of property and equipment paid by a third party	$62	$—

Asset retirement obligations	$335	$220

Right-of-use assets obtained in exchange for lease obligations	$37,284	$—

Right-of-use assets related to the adoption of ASC 842	$82,329	$—

Lease liabilities related to the adoption of ASC 842	$106,765	$—

Supplemental cash flow information:
Cash paid for taxes	$3,583	$1,158

Cash paid for interest	$510	$273

See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

FOR THE FISCAL YEAR-TO-DATE PERIOD ENDED JUNE 29, 2019 (unaudited)

(In thousands, except share data)

	Common Stock
				Accumulated Other Comprehensive Loss
	Shares Issued	Amount	Retained Earnings		Total Shareholders' Equity
BALANCE AT DECEMBER 29, 2018	8,010,480	$22,837	$186,229	$(12,594)	$196,472
Net income	—	—	4,665	—	4,665
Foreign currency translation adjustment	—	—	—	712	712
Exercise of stock options	64,700	1,526	—	—	1,526
Share-based compensation expense	—	911	—	—	911
Restricted shares vestings	25,484	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(8,157)	(388)	—	—	(388)
Shares repurchased	(86,609)	(4,349)	—	—	(4,349)
Accrued dividends on unvested shares	—	—	(8)	—	(8)
Cash paid on dividend equivalents	—	—	(35)	—	(35)
Cash dividends paid to shareholders ($0.20 per share)	—	—	(1,616)	—	(1,616)

BALANCE AT MARCH 30, 2019	8,005,898	$20,537	$189,235	$(11,882)	$197,890

Net income	—	—	5,580	—	5,580
Foreign currency translation adjustment	—	—	—	(653)	(653)
Share-based compensation expense	—	848	—	—	848
Restricted shares vestings	513	—	—	—	—
Shares repurchased	(177,101)	(7,161)	—	—	(7,161)
Accrued dividends on unvested shares	—	—	(44)	—	(44)
Cash dividends paid to shareholders ($0.20 per share)	—	—	(1,580)	—	(1,580)

BALANCE AT JUNE 29, 2019	7,829,310	$14,224	$193,191	$(12,535)	$194,880

See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

FOR THE FISCAL YEAR-TO-DATE PERIOD ENDED JUNE 30, 2018 (unaudited)

(In thousands, except share data)

	Common Stock
				Accumulated Other Comprehensive Loss	CRA International, Inc. Shareholders' Equity
	Shares Issued	Amount	Retained Earnings			Noncontrolling Interest	Total Shareholders' Equity
BALANCE AT DECEMBER 30, 2017	8,297,172	$47,414	$169,390	$(9,896)	$206,908	$321	$207,229

Balance at December 31, 2017, as previously reported	8,297,172	$47,414	$169,390	$(9,896)	206,908	$321	$207,229
Cumulative effect of a change in accounting principle related to ASC 606	—	—	366	—	366	—	366

Balance at December 31, 2017, as adjusted	8,297,172	$47,414	$169,756	$(9,896)	207,274	$321	$207,595

Net income	—	—	4,886	—	4,886	—	4,886
Foreign currency translation adjustment	—	—	—	1,318	1,318	—	1,318
Exercise of stock options	24,688	535	—	—	535	—	535
Share-based compensation expense	—	1,292	—	—	1,292	—	1,292
Restricted shares vestings	97,722	—	—	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(35,287)	(1,783)	—	—	(1,783)	—	(1,783)
Shares repurchased	(162,892)	(8,057)	—	—	(8,057)	—	(8,057)
Accrued dividends on unvested shares	—	—	10	—	10	—	10
Cash paid on dividend equivalents	—	—	(98)	—	(98)	—	(98)
Cash dividends paid to shareholders ($0.17 per share)	—	—	(1,423)	—	(1,423)	—	(1,423)

BALANCE AT MARCH 31, 2018	8,221,403	$39,401	$173,131	$(8,578)	$203,954	$321	$204,275

Net income	—	—	6,839	—	6,839	—	6,839
Foreign currency translation adjustment	—	—	—	(2,603)	(2,603)	—	(2,603)
Exercise of stock options	19,395	381	—	—	381	—	381
Share-based compensation expense	—	1,146	—	—	1,146	—	1,146
Restricted shares vestings	513	—	—	—	—	—	—
Shares repurchased	(215,585)	(12,064)	—	—	(12,064)	—	(12,064)
Accrued dividends on unvested shares	—	—	(44)	—	(44)	—	(44)
Cash dividends paid to shareholders ($0.17 per share)	—	—	(1,372)	—	(1,372)	—	(1,372)

BALANCE AT JUNE 30, 2018	8,025,726	$28,864	$178,554	$(11,181)	$196,237	$321	$196,558

See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

Description of Business

        CRA International, Inc. ("CRA" or the "Company") is a worldwide leading consulting services firm that applies advanced analytic techniques and in-depth industry knowledge to complex engagements for a broad range of clients. CRA offers services in two broad areas: litigation, regulatory, and financial consulting and management consulting. CRA operates in one business segment. CRA operates its business under its registered trade name, Charles River Associates.

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

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements reflect the results of operations, financial position, cash flows, and shareholders' equity as of and for the fiscal quarters and fiscal year-to-date periods ending June 29, 2019 and June 30, 2018, respectively. These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for Quarterly Reports on Form 10-Q. Accordingly, these financial statements do not include all the information and note disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for annual financial statements. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair statement of CRA's results of operations, financial position, cash flows, and shareholders' equity for the interim periods presented in conformity with GAAP. Results of operations for the interim periods presented herein are not necessarily indicative of results of operations for a full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 29, 2018 included in CRA's Annual Report on Form 10-K filed with the SEC on February 28, 2019 (the "2018 Form 10-K").

GNU Interest

        Prior to liquidation of GNU on December 18, 2018, CRA's ownership interest in GNU was 55.89%. For periods prior to December 30, 2018, GNU's financial results have been consolidated with CRA, and the portion of GNU's results allocable to its other owners is shown as "noncontrolling interest." GNU did not contribute to CRA's results of operations during the fiscal quarters or fiscal year-to-date periods ended June 29, 2019 or June 30, 2018.

Estimates

        The preparation of financial statements in conformity with GAAP requires management to make significant estimates and judgments that affect the reported amounts of assets and liabilities, as well as the related disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of consolidated revenues and expenses during the reporting period. Estimates in

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

1. Summary of Significant Accounting Policies (Continued)

these consolidated financial statements include, but are not limited to, allowances for accounts receivable and unbilled services, revenue recognition on fixed price contracts, variable consideration to be included in the transaction price of revenue contracts, depreciation of property and equipment, share-based compensation, valuation of the contingent consideration liability, valuation of acquired intangible assets, impairment of long-lived assets and goodwill, accrued and deferred income taxes, valuation allowances on deferred tax assets, accrued incentive compensation, and certain other accrued expenses. These items are monitored and analyzed by CRA for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. CRA bases its estimates on historical experience and various other assumptions that CRA believes to be reasonable under the circumstances. Actual results may differ from those estimates if CRA's assumptions based on past experience or other assumptions do not turn out to be substantially accurate.

Recent Accounting Standards Adopted

Leases (Topic 842)

        CRA adopted Accounting Standard Update ("ASU") No. 2016-02, Leases (Topic 842), which established Accounting Standards Codification ("ASC") Topic 842 ("ASC 842") and supersedes ASC Topic 840, Leases ("ASC 840"), on December 30, 2018 using the additional modified retrospective transition method provided by ASC 842. The cumulative effect of the transition adjustments was recognized as of the date of adoption.

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

        The following tables show CRA's financial instruments as of June 29, 2019 and December 29, 2018 that are measured and recorded in the condensed consolidated financial statements at fair value on a recurring basis (in thousands):

	June 29, 2019
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	$148	$—	$—

Total Assets	$148	$—	$—

Liabilities:
Contingent consideration liability	$—	$—	$6,631

Total Liabilities	$—	$—	$6,631

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

        The contingent consideration liabilities in the tables above are for estimated future contingent consideration payments related to prior acquisitions. The fair value measurement of these liabilities is based on significant inputs not observed in the market and thus represent a Level 3 measurement. The significant unobservable inputs used in the fair value measurements of these contingent consideration liabilities are CRA's measures of the estimated payouts based on internally generated financial projections and discount rates. The fair value of the contingent consideration was determined using a Monte Carlo simulation. The fair value of these contingent consideration liabilities is reassessed on a quarterly basis by CRA using additional information as it becomes available, and any change in the fair value estimates are recorded in costs of services (exclusive of depreciation and amortization) on the condensed consolidated income statement of that period.

        The following table summarizes the changes in the contingent consideration liabilities over the fiscal year-to-date period ended June 29, 2019 and the fiscal year ended December 29, 2018 (in thousands):

	June 29, 2019	December 29, 2018
Beginning balance	$6,197	$5,137
Remeasurement of acquisition-related contingent consideration	(629)	(244)
Accretion	1,063	1,304

Ending balance	$6,631	$6,197

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. Forgivable Loans

        Forgivable loan activity for the fiscal year-to-date period ended June 29, 2019 and the fiscal year ended December 29, 2018 is as follows (in thousands):

	June 29, 2019	December 29, 2018
Beginning balance	$40,294	$28,628
Advances	23,883	30,572
Repayments	(700)	(3,396)
Reclassification from accrued expenses	(1,121)	—
Amortization	(8,804)	(15,329)
Effects of foreign currency translation	25	(181)

Ending balance	$53,577	$40,294

Current portion of forgivable loans	$7,978	$6,104

Non-current portion of forgivable loans	$45,599	$34,190

        At June 29, 2019, CRA had no other loans to current and former employees included in other assets on the condensed consolidated balance sheet. At December 29, 2018, CRA had other loans to current and former employees included in other assets on the condensed consolidated balance sheet, amounting to $0.1 million, net of allowances.

4. Goodwill and Intangible Assets

        The changes in the carrying amount of goodwill during the fiscal year-to-date period ended June 29, 2019, is as follows (in thousands):

	Goodwill, gross	Accumulated impairment losses	Goodwill, net
Balance at December 29, 2018	$164,625	$(76,417)	$88,208
Effects of foreign currency translation	—	—	—

Balance at June 29, 2019	$164,625	$(76,417)	$88,208

        Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives. There were no impairment losses related to intangible assets during the fiscal year-to-date period ended June 29, 2019 or June 30, 2018.

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. Goodwill and Intangible Assets (Continued)

        The components of acquired identifiable intangible assets are as follows (in thousands):

	June 29, 2019	December 29, 2018
Non-competition agreements, net of accumulated amortization of $175 and $544, respectively	$150	$180
Customer relationships, net of accumulated amortization of $5,109 and $4,454, respectively	7,011	7,666

Total, net of accumulated amortization of $5,284 and $4,998, respectively	$7,161	$7,846

5. Accrued Expenses

        Accrued expenses consist of the following (in thousands):

	June 29, 2019	December 29, 2018
Compensation and related expenses	$54,403	$90,711
Income taxes payable	803	514
Other	17,188	17,008

Total	$72,394	$108,233

        As of June 29, 2019 and December 29, 2018, approximately $38.1 million and $73.9 million, respectively, of accrued bonuses were included above in "Compensation and related expenses". Additionally, as of June 29, 2019, "Other" accrued expenses included $8.7 million of commissions due to senior consultants, $0.3 million of direct project accruals, $5.5 million of operating expense accruals and $2.7 million of accrued leasehold improvements. As of December 29, 2018, "Other" accrued expenses consisted principally of $9.6 million of commissions due to senior consultants, $0.7 million of direct project accruals, $6.6 million of operating expense accruals and $0.1 million of accrued leasehold improvements.

6. Credit Agreement

        CRA is party to a credit agreement that provides CRA with a $125.0 million revolving credit facility and a $15.0 million sublimit for the issuance of letters of credit. CRA may use the proceeds of the revolving credit facility to provide working capital and for other general corporate purposes. CRA may repay any borrowings under the revolving credit facility at any time, but no later than October 24, 2022. There were $41.0 million in borrowings outstanding under this revolving credit facility as of June 29, 2019. There were no outstanding borrowings on this facility as of December 29, 2018.

        As of June 29, 2019, the amount available under this revolving credit facility was reduced by certain letters of credit outstanding, which amounted to $4.1 million. Under the credit agreement, CRA must comply with various financial and non-financial covenants. Compliance with these financial covenants is tested on a fiscal quarterly basis. As of June 29, 2019 and December 29, 2018, CRA was in compliance with the covenants of its credit agreement.

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. Revenue Recognition

        CRA offers consulting services in two broad lines: (1) litigation, regulatory, and financial consulting; and (2) management consulting. Together, these two service lines comprised all of CRA's consolidated revenues during the fiscal quarters and fiscal year-to-date periods ended June 29, 2019 and June 30, 2018.

Disaggregation of Revenue

        The following table disaggregates CRA's revenue by type of contract and geographic location (in thousands):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
Type of Contract	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Consulting services revenues:
Fixed Price	$25,179	$20,666	$46,565	$41,385
Time-and-materials	85,394	84,872	169,857	163,629

Total	$110,573	$105,538	$216,422	$205,014

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
Geographic Breakdown	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Consulting services revenues:
United States	$87,475	$85,751	$171,004	$164,157
United Kingdom	17,404	14,858	35,911	30,064
Other	5,694	4,929	9,507	10,793

Total	$110,573	$105,538	$216,422	$205,014

Reserves for Variable Consideration and Credit Risk

        Revenues from CRA's consulting services are recorded at the net transaction price, which includes estimates of variable consideration for which reserves are established. Variable consideration reserves are based on actual price concessions and those expected to be extended to CRA customers and are recorded as a component of the allowances for accounts receivable and unbilled services. Adjustments to the variable consideration reserves are as follows (in thousands):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Adjustments to reserves for variable consideration and credit risk	$2,725	$1,998	$4,158	$3,446

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. Revenue Recognition (Continued)

        Bad debt expense is reported as a component of selling, general and administrative expense. Bad debt expense is as follows (in thousands):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Bad debt expense	$48	$800	$31	$1,072

Reimbursable Expenses

        Revenues also include reimbursements for costs incurred by CRA in fulfilling its performance obligations, including travel and other out-of-pocket expenses, fees for outside consultants and other reimbursable expenses. CRA recovers substantially all of these costs. The following expenses are subject to reimbursement (in thousands):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Reimbursable expenses	$12,178	$12,087	$25,013	$23,315

        CRA collects goods and services and value added taxes from customers and records these amounts on a net basis.

Transaction Price Allocated to Future Performance Obligations

        ASC 606 requires that CRA disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of June 29, 2019. The guidance provides certain practical expedients that limit this requirement for (1) contracts with an original expected length of one year or less and (2) contracts for which revenue is recognized at the amount to which CRA has the right to invoice for consulting services performed. Given the nature of its business, CRA does not disclose the value of unsatisfied performance obligations as the practical expedients apply to its unsatisfied performance obligations as of June 29, 2019.

Contract Balances from Contracts with Customers

        CRA defines contract assets as assets for which it has recorded revenue because it determines that it is probable that it will earn a performance based or contingent fee, but is not yet entitled to receive a fee, because certain events, such as completion of the measurement period or client approval, must occur. These contract assets are included in accounts receivable, net and unbilled services, net within the consolidated balance sheets. The contract assets balance was immaterial as of June 29, 2019 and December 29, 2018.

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

        The following table presents the opening and closing balances of CRA's contract liability (in thousands):

	Contract Liability
	Fiscal Year-to-Date Period Ended June 29, 2019	Fiscal Year Ended December 29, 2018
Balance at the beginning of the period	$5,453	$3,287
Balance at the end of the period	$3,432	$5,453

        During the fiscal quarter and fiscal year-to-date period ended June 29, 2019, CRA recognized the following revenue as a result of changes in the contract liability balance (in thousands):

	Fiscal Quarter Ended June 29, 2019	Fiscal Year-to-Date Period Ended June 29, 2019
Amounts included in contract liabilities at the beginning of the period	$2,560	$4,631
Performance obligations satisfied in previous periods	$5,691	$3,590

        The timing of revenue recognition, billings and cash collections results in billed receivables, unbilled services and contract liabilities on the condensed consolidated balance sheets.

8. Net Income per Share

        CRA calculates basic and diluted earnings per common share using the two-class method. Under the two-class method, net earnings are allocated to each class of common stock and participating security as if all of the net earnings for the period had been distributed. CRA's participating securities consist of unvested share-based payment awards that contain a nonforfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common shareholders. Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period, as adjusted for the potential dilutive effect of non-participating share-based awards. Net earnings allocable to these participating securities were not material for the fiscal quarters and fiscal year-to-date periods ended June 29, 2019 and June 30, 2018.

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. Net Income per Share (Continued)

        The following table presents a reconciliation from net income to the net income available to common shareholders (in thousands):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net income, as reported	$5,580	$6,839	$10,245	$11,725
Less: net income attributable to participating shares	24	39	34	69

Net income available to common shareholders	$5,556	$6,800	$10,211	$11,656

        The following table presents a reconciliation of basic to diluted weighted average shares of common stock outstanding (in thousands):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Basic weighted average shares outstanding	7,925	8,053	7,970	8,169
Dilutive stock options and restricted stock units	293	497	312	480

Diluted weighted average shares outstanding	8,218	8,550	8,282	8,649

        For the fiscal quarter and fiscal year-to-date period ended June 29, 2019, the anti-dilutive share-based awards that were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding amounted to 45,200 and 31,378 shares, respectively. For the fiscal quarter and fiscal year-to-date period ended June 30, 2018, the anti-dilutive share-based awards that were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding amounted to 22,757 and 11,379 shares, respectively. These share-based awards each period were anti-dilutive because their exercise price exceeded the average market price over the respective period.

9. Income Taxes

        CRA's effective income tax rate was 29.8% for the second quarter of fiscal 2019 and fiscal 2018. The effective tax rate for the second quarter of fiscal 2019 was comparable to that reported for the second quarter of fiscal 2018. The effective tax rate in the second quarter of fiscal 2019 was higher than the combined federal and state statutory tax rate primarily due to non-deductible items resulting from limitations on the deductibility of compensation paid to executive officers and the deductibility of meals and entertainment. The effective tax rate in the second quarter of fiscal 2018 was higher than the combined federal and state statutory tax rate primarily due to the non-deductible items referenced above as well as offsetting discrete items relating to an out-of-period adjustment and the tax benefit on stock-based compensation.

        CRA's effective income tax rates were 27.1% and 25.1% for the first half of fiscal 2019 and fiscal 2018, respectively. The effective tax rate for the first half of fiscal 2019 was higher than that reported

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. Income Taxes (Continued)

for the first half of fiscal 2018 primarily due to a reduced tax benefit related to stock-based compensation. The effective tax rate in the first half of fiscal 2019 was the same as the combined federal and state statutory tax rate but included the effect of offsetting adjustments primarily driven by the tax benefit on stock-based compensation and non-deductible items resulting from limitations on the deductibility of compensation paid to executive officers and the deductibility of meals and entertainment. The effective tax rate in the first half of fiscal 2018 was lower than the combined federal and state statutory tax rate primarily due to the tax benefit on stock-based compensation, partially offset by the same non-deductible items as those in the current year.

        CRA has not provided for deferred income taxes or foreign withholding taxes on undistributed earnings and other basis differences that may exist from its foreign subsidiaries as of June 29, 2019, because such earnings are considered to be indefinitely reinvested. CRA does not rely on these unremitted earnings as a source of funds for its domestic business as it expects to have sufficient cash flow in the U.S. to fund its U.S. operational and strategic needs. If CRA were to repatriate its foreign earnings that are indefinitely reinvested, it would accrue substantially no additional tax expense.

10. Leases

        CRA is a lessee under certain operating leases for office space and equipment. Prior to adopting ASC 842, CRA followed the lease accounting guidance as issued in ASC 840. Under ASC 840, CRA classified its leases as operating or capital leases based on evaluation of certain criteria of the lease agreement. For leases that contained rent escalations or rent holidays, CRA recorded the total rent expense during the lease term on a straight-line basis over the term of the lease and recorded the difference between the rents paid and the straight-line rent expense as deferred rent on the balance sheet. Any tenant improvement allowances received from the lessor were recorded as a reduction to rent expense over the term of the lease.

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

(Unaudited)

10. Leases (Continued)

contain options to terminate the lease early, which may include a penalty for exercising the option. Many of the termination options require notice within a specified period, after which the option is no longer available to CRA if not exercised. The extension options and termination options may be exercised at CRA's sole discretion. CRA does not consider in the measurement of ROU assets and lease liabilities an option to extend or terminate a lease if CRA is not reasonably certain to exercise the option. As of June 29, 2019, CRA has not included any options to extend or terminate in its measurement of ROU assets or lease liabilities.

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

        Many of CRA's leases contain both lease and non-lease components. For office space leases, the Company has elected as an accounting policy to account for lease and nonlease components as a single component. For equipment leases, fixed and variable payments are allocated to each component relative to observable or estimated standalone prices. CRA measures its variable lease costs as the portion of variable payments that are allocated to lease components.

        CRA measures its lease liability for each leased asset as the present value of lease payments, as defined in ASC 842, allocated to the lease component, discounted using an incremental borrowing rate specific to the underlying asset. CRA's ROU assets are equal to the lease liability, adjusted for lease incentives received, including tenant improvement allowances, and payments made to the lessor prior to the lease commencement date. CRA estimates its incremental borrowing rate for each leased asset based on the interest rate CRA would incur to borrow an amount equal to the lease payments on a collateralized basis over a similar term in a similar economic environment.

        The components of CRA's lease expenses, which are included in the condensed consolidated income statement, are as follows (in thousands):

	Fiscal Quarter Ended	Fiscal Year-to-Date Period Ended
	June 29, 2019	June 29, 2019
Operating lease cost	$4,013	$7,224
Short-term lease cost	81	189
Variable lease cost	1,033	1,969

Total lease cost	$5,127	$9,382

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. Leases (Continued)

        Supplemental cash flow information related to CRA's leases are as follows (in thousands):

Fiscal Year-to-Date Period Ended
June 29, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$8,113
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$37,284

        The following table presents supplemental balance sheet information related to CRA's operating leases (in thousands):

June 29, 2019
Assets:
Operating lease right-of-use assets	$114,704

Liabilities:
Current portion of lease liabilities	$10,898
Non-current portion of lease liabilities	127,281

Total operating lease liabilities	$138,179

Weighted average remaining lease term—operating leases	10.0 years
Weighted average discount rate—operating leases	3.7%

        At June 29, 2019, CRA had the following maturities of lease liabilities related to office space and equipment, all of which are under non-cancellable operating leases (in thousands):

Fiscal Year	Operating Lease Commitments
2019 (excluding the six months ended June 29, 2019)	8,318
2020	16,931
2021	16,925
2022	17,009
2023	17,161
Thereafter	95,007

Total lease payments	171,351
Less: imputed interest	(33,172)

Total	138,179

        As of June 29, 2019, CRA had additional operating leases for office space that have not yet commenced that have minimum rental commitments of $21.1 million. These operating leases will commence in fiscal year 2019 and have lease terms of approximately six years to eleven years.

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

12. Correction

        During the fourth quarter of fiscal 2018, CRA determined that the change in accounts receivable allowances presented in the March 31, 2018 condensed consolidated statement of cash flows required adjustment. These adjustments in disclosure are immaterial and had no effect on the amount of accounts receivable presented on the March 31, 2018 condensed consolidated balance sheet. As a result of these adjustments, a classification change was required within the operating activities portion of the condensed consolidated statement of cash flows. As of December 29, 2018, these adjustments were corrected and the accounts receivable and accounts receivable allowances were properly presented within the consolidated financial statements.

        The following table presents the total classification changes required related to these adjustments for the fiscal year-to-date period ended June 30, 2018 (in thousands):

	As previously reported	As revised
Accounts receivable allowances	$842	$188
Accounts receivable	$(9,868)	$(9,413)
Unbilled services	$(4,965)	$(4,766)
Net cash used in operating activities	$(32,801)	$(32,801)

13. Subsequent Events

        On August 1, 2019, CRA announced that its Board of Directors declared a quarterly cash dividend of $0.20 per common share, payable on September 13, 2019 to shareholders of record as of August 27, 2019.

        During the month of July 2019, CRA repaid $9.0 million on its existing borrowings under its revolving line of credit. After this repayment, $32.0 million of borrowings remain outstanding.

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

Critical Accounting Policies and Significant Estimates

        The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. ("U.S. GAAP"). The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets and liabilities, as well as the related disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates in these condensed consolidated financial statements include, but are not limited to, allowances for accounts receivable and unbilled services, revenue recognition on fixed price contracts, variable consideration to be included in the transaction price of revenue contracts, depreciation of property and equipment, measurement of operating lease right-of-use assets and liabilities, share-based compensation, valuation of contingent consideration liabilities, valuation of acquired intangible assets, impairment of long lived assets and goodwill, accrued and deferred income taxes, valuation allowances on deferred tax assets, accrued incentive compensation, and certain other accrued expenses. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if our assumptions based on past experience or our other assumptions do not turn out to be substantially accurate.

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

  •
  Valuation of contingent consideration liability

  •
  Valuation of goodwill and other intangible assets

  •
  Accounting for income taxes

        Except for the adoption of ASC 842 as described below, we did not adopt any changes in the fiscal year-to-date period ended June 29, 2019 that had a material effect on these critical accounting policies, nor did we make any changes to our accounting policies in the fiscal year-to-date period ended June 29, 2019 that changed these critical accounting policies.

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

Results of Operations—For the Fiscal Quarter and Fiscal Year-to-Date Period Ended June 29, 2019, Compared to the Fiscal Quarter and Fiscal Year-to-Date Period Ended June 30, 2018

        The following table provides operating information as a percentage of revenues for the periods indicated:

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Revenues	100.0%	100.0%	100.0%	100.0%
Costs of services (exclusive of depreciation and amortization)	68.7	66.0	69.1	67.8
Selling, general and administrative expenses	21.5	22.5	21.5	22.1
Depreciation and amortization	2.3	2.3	2.4	2.3

Income from operations	7.5	9.2	7.0	7.7
Interest expense, net	(0.4)	(0.3)	(0.2)	(0.2)
Other income (expense), net	0.1	0.4	(0.3)	0.1

Income before provision for income taxes	7.2	9.2	6.5	7.6
Provision for income taxes	2.1	2.7	1.8	1.9

Net income	5.0%	6.5%	4.7%	5.7%

Fiscal Quarter Ended June 29, 2019 Compared to the Fiscal Quarter Ended June 30, 2018

        Revenues.    Revenues increased by $5.1 million, or 4.8%, to $110.6 million for the second quarter of fiscal 2019 from $105.5 million for the second quarter of fiscal 2018. The increase in net revenue was a result of an increase in gross revenues of $5.1 million as compared to the second quarter of fiscal 2018, while write-offs and reserves remained flat compared to the second quarter of 2018. Utilization decreased to 77% for the second quarter of fiscal 2019 from 79% for the second quarter of fiscal 2018, while consultant headcount grew 5.7% from 628 at the end of the second quarter of fiscal 2018 to 664 at the end of the second quarter of fiscal 2019. Client service hours increased by 1.1% for the second quarter 2019 when compared to the second quarter 2018. Included in revenues are the effect of changes in currency exchange rates resulting in a decrease to revenue of $1.2 million for the fiscal quarter ended June 29, 2019, and an increase of $1.2 million for the fiscal quarter ended June 30, 2018.

        Overall, revenues outside of the U.S. represented approximately 21% of total revenues for the second quarter of fiscal 2019 compared with approximately 19% of total revenues for the second quarter of fiscal 2018. Revenues derived from fixed-price engagements increased to 23% of total revenues for the second quarter of fiscal 2019 compared with 20% of total revenues for the second quarter of fiscal 2018. These percentages of revenue derived from fixed-price engagements depend largely on the proportion of our revenues derived from our management consulting business, which typically has a higher concentration of fixed-price service contracts.

        Costs of Services (exclusive of depreciation and amortization).    Costs of services (exclusive of depreciation and amortization) increased by $6.3 million, or 9.0%, to $76.0 million for the second quarter of fiscal 2019 from $69.7 million for the second quarter of fiscal 2018. The increase in costs of services was due primarily to an increase of $1.2 million in employee compensation and fringe benefit costs attributable to our increased consultant headcount, an increase in incentive and retention compensation costs of $2.4 million, an increase in forgivable loan and incentive awards amortization of $0.2 million, and an increase in expense related to the net change in contingent consideration valuation of $0.7 million. These increased expenses were partially offset by a decrease in stock compensation of $0.3 million. Additionally, client reimbursable expenses increased by $0.4 million in the second quarter of fiscal 2019 compared to the second quarter of fiscal 2018. As a percentage of revenues, costs of services (exclusive of depreciation and amortization) increased to 68.7% for the second quarter of fiscal 2019 from 66.0% for the second quarter of fiscal 2018.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses remained flat at $23.7 million for the second quarter of fiscal 2019. Within this category of expenses, there was a $0.3 million increase in employee compensation and fringe benefit costs, $0.1 million increase in employee and incentive compensation, and $0.6 million increase in rent expense primarily due to additional space in our Boston office. Partially offsetting these increased expenses was a $0.8 million decrease in other operating expenses primarily due to a decrease in legal and other professional fees and a $0.3 million decrease in commissions to our nonemployee experts for the second quarter of fiscal 2019 as compared to the second quarter of fiscal 2018, as a lower percentage of our revenue for the quarter was sourced by our nonemployee experts.

        As a percentage of revenues, selling, general and administrative expenses decreased to 21.5% for the second quarter of fiscal 2019 from 22.5% for the second quarter of fiscal 2018. Commissions to our nonemployee experts decreased to 2.9% of revenues for the second quarter of fiscal 2019 compared to 3.3% of revenues for the second quarter of fiscal 2018.

        Provision for Income Taxes.    The income tax provision was $2.4 million and the effective tax rate was 29.8% for the second quarter of fiscal 2019 compared to $2.9 million and 29.8% for the second quarter of fiscal 2018. The effective tax rate for the second quarter of fiscal 2019 was comparable to that reported for the second quarter of fiscal 2018. The effective tax rate in the second quarter of fiscal

2019 was higher than the combined federal and state statutory tax rate primarily due to non-deductible items resulting from limitations on the deductibility of compensation paid to executive officers and the deductibility of meals and entertainment. The effective tax rate in the second quarter of fiscal 2018 was higher than the combined federal and state statutory tax rate primarily due to the non-deductible items referenced above as well as offsetting discrete items relating to an out-of-period adjustment and the tax benefit on stock-based compensation.

        Net Income.    Net income decreased by $1.2 million to $5.6 million for the second quarter of fiscal 2019 from $6.8 million for the second quarter of fiscal 2018. The net income per diluted share was $0.68 per share for the second quarter of fiscal 2019, compared to $0.79 of net income per diluted share for the second quarter of fiscal 2018. Weighted average diluted shares outstanding decreased by approximately 332,000 shares to approximately 8,218,000 shares for the second quarter of fiscal 2019 from approximately 8,550,000 shares for the second quarter of fiscal 2018. The decrease in weighted average diluted shares outstanding was primarily due to the repurchase of shares of our common stock since the first half of fiscal 2018, offset in part by the issuance or vesting of shares of restricted stock and time-vesting restricted stock units, and the exercise of stock options, since the second quarter of fiscal 2018.

Fiscal Year-to-Date Period Ended June 29, 2019 Compared to the Fiscal Year-to-Date Period Ended June 30, 2018

        Revenues.    Revenues increased by $11.4 million, or 5.6%, to $216.4 million for the fiscal year-to-date period ended June 29, 2019 from $205.0 million for the fiscal year-to-date period ended June 30, 2018. The increase in net revenue was a result of an increase in gross revenues of $12.8 million as compared to the first half of fiscal 2018, offset by an increase in write-offs and reserves of $1.4 million as compared to the first half of fiscal 2018. Included in revenues are the effect of changes in currency exchange rates resulting in a decrease in revenue of $2.7 million for the first half of fiscal 2019 and an increase in revenue of $3.4 million for the first half of fiscal 2018, respectively. Utilization remained flat at 76% for the first half of fiscal 2019 relative to the first half of fiscal 2018, while consultant headcount increased during the first half of fiscal 2019.

        Overall, revenues outside of the U.S. represented approximately 21% and 20% of total revenues for the fiscal year-to-date period ended June 29, 2019 and the fiscal year-to-date period ended June 30, 2018, respectively. Revenues derived from fixed-price engagements were 22% and 20% of total revenues for the fiscal year-to-date period ended June, 29, 2019 and the fiscal year-to-date period ended June 30, 2018, respectively. These percentages of revenue derived from fixed-price engagements depend largely on the proportion of our revenues derived from our management consulting business, which typically has a higher concentration of fixed-price service contracts.

        Costs of Services (exclusive of depreciation and amortization).    Costs of services (exclusive of depreciation and amortization) increased by $10.5 million, or 7.5%, to $149.6 million for the fiscal year-to-date period ended June 29, 2019 from $139.1 million for the fiscal year-to-date period ended June 30, 2018. The increase in costs of services was due primarily to an increase of $2.9 million in employee compensation and fringe benefit costs associated with our increased consulting headcount, an increase in incentive and retention compensation costs of $4.1 million, an increase in forgivable loan and incentive awards amortization of $2.0 million, and an increase in the valuation of the contingent consideration of $0.4 million, partially offset by a decrease in stock compensation expense of $0.7 million. Additionally, client reimbursable expenses increased by $1.7 million in the first half of fiscal 2019 compared to the first half of fiscal 2018. As a percentage of revenues, costs of services (exclusive of depreciation and amortization) increased to 69.1% for the first half of fiscal 2019 from 67.8% for the first half of fiscal 2018.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by $1.1 million, or 2.4%, to $46.5 million for the first half of fiscal 2019 from $45.4 million for the first half of fiscal 2018. The primary contributor to this increase was an increase in employee and incentive compensation of $1.0 million, a $0.4 million increase in travel and entertainment, a $0.5 million increase in training and marketing, a $0.4 million increase in subscriptions and licenses, and $0.2 million in other operating expenses, offset by a $0.4 million decrease in legal and other professional fees and a $1.0 million decrease in bad debt expense.

        As a percentage of revenues, selling, general and administrative expenses decreased to 21.5% for the fiscal year-to-date period ended June 29, 2019 from 22.1% for the fiscal year-to-date period ended June 30, 2018 due primarily to the increase in revenues. Commissions to our nonemployee experts decreased to 3.0% of revenues for the fiscal year-to-date period ended June 29, 2019 compared to 3.2% of revenues for the fiscal year-to-date period ended June 30, 2018 as less revenue was sourced by nonemployee experts in the first half of fiscal 2019 compared to the first half of fiscal 2018.

        Provision for Income Taxes.    For fiscal year-to-date period ended June 29, 2019, our income tax provision was $3.8 million, and the effective tax rate was 27.1%, compared to a provision of $3.9 million and an effective tax rate of 25.1% for the fiscal year-to-date period ended June 30, 2018. The effective tax rate for the first half of fiscal 2019 was higher than that reported for the first half of fiscal 2018 primarily due to a reduced tax benefit related to stock-based compensation. The effective tax rate in the first half of fiscal 2019 was the same as the combined federal and state statutory tax rate but had the impact of offsetting adjustments primarily due to the tax benefit on stock-based compensation and non-deductible items resulting from limitations on the deductibility of compensation paid to executive officers and the deductibility of meals and entertainment. The effective tax rate in the first half of fiscal 2018 was lower than the combined federal and state statutory tax rate primarily due to the tax benefit on stock-based compensation, partially offset the same non-deductible items as those in the current year.

        Net Income.    Net income decreased by $1.5 million to $10.2 million for the fiscal year-to-date period ended June 29, 2019 from $11.7 million for the fiscal year-to-date period ended June 30, 2018. The diluted net income per share was $1.23 for the fiscal year-to-date period ended June 29, 2019, compared to diluted net income per share of $1.35 for the fiscal year-to-date period ended June 30, 2018. Diluted weighted average shares outstanding decreased by approximately 367,000 to approximately 8,282,000 shares for the fiscal year-to-date period ended June 29, 2019 from approximately 8,649,000 shares for the fiscal year-to-date period ended June 30, 2018. The decrease in weighted average diluted shares outstanding was primarily due to the repurchase of shares of our common stock since the first half of fiscal 2018, offset in part by the issuance or vesting of shares of restricted stock and time-vesting restricted stock units, and the exercise of stock options, since the second quarter of fiscal 2018.

Liquidity and Capital Resources

  Fiscal Year-to-Date Period Ended June 29, 2019

        We believe that our current cash, cash equivalents, cash generated from operations, and amounts available under our bank revolving line of credit will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

        General.    During the fiscal year-to-date period ended June 29, 2019, cash and cash equivalents decreased by $22.4 million. We completed the period with cash and cash equivalents of $15.6 million and working capital (defined as current assets less current liabilities) of $12.7 million. The principal drivers of the reduction of cash were payment of a significant portion of our fiscal 2018 performance bonuses in the second quarter of 2019, the funding of forgivable loans, the repurchase of shares, and capital expenditures related to the buildout of the expanded Boston office space, offset by net borrowings of $41.0 million.

        Of the total cash and cash equivalents held at June 29, 2019, $7.7 million was held within the U.S. We have sufficient sources of liquidity in the U.S., including cash from operations and availability on our revolving line of credit, to fund U.S. activities. At June 29, 2019, we had outstanding borrowings on the revolving line of credit of $41.0 million, which is expected to be repaid within the next twelve months.

        Sources and Uses of Cash.    During the fiscal year-to-date period ended June 29, 2019, net cash used in operating activities was $46.1 million. Net income was $10.2 million for the fiscal year-to-date period ended June 29, 2019. The primary factor in cash used in operations was the decrease in the "accounts payable, accrued expenses, and other liabilities" line item of our consolidated statement of cash flows of $44.5 million due to the payment of a significant portion of our fiscal 2018 performance bonuses during the second quarter of fiscal 2019. Other uses of cash included an increase of $8.2 million in unbilled receivables, a $4.5 million increase in prepaid expenses and other current assets and a $5.9 million decrease in lease liabilities. The change in forgivable loans for the period of $14.4 million was primarily driven by $23.2 million of forgivable loan issuances, net of repayments, offset by $8.8 million of forgivable loan amortization. Offsetting these uses of cash was a $7.2 million decrease in accounts receivable, net. Cash provided by operations included non-cash depreciation and amortization expense of $5.2 million and share-based compensation expenses of $1.8 million, offset by $4.8 million in right-of-use asset amortization.

        During the fiscal year-to-date period ended June 29, 2019, net cash used in investing activities was $3.9 million for capital expenditures.

        Net cash provided by financing activities during the second quarter of fiscal 2019 was $27.4 million, primarily as a result of borrowings under the line of credit of $50.0 million and $1.5 million received upon the issuance of shares of common stock related to the exercise of stock options. Offsetting these increases in cash were the tax withholding payments reimbursed by restricted shares of $0.4 million, payment of $3.2 million of cash dividends to shareholders, repayment of $9.0 million under the revolving line of credit, and $11.5 million of repurchases of common stock.

  Indebtedness

        We are party to a credit agreement that provides us with a $125.0 million revolving credit facility and a $15.0 million sublimit for the issuance of letters of credit. We may use the proceeds of the revolving credit facility to provide working capital and for other general corporate purposes. Generally, we may repay any borrowings under the revolving credit facility at any time, but must repay all borrowings no later than October 24, 2022. There was $41.0 million in outstanding borrowings under this revolving line of credit as of June 29, 2019.

        The amount available under this revolving line of credit is reduced by certain letters of credit outstanding, which amounted to $4.1 million as of June 29, 2019. Borrowings under the revolving credit facility bear interest at a rate per annum, at our election, of either (i) the adjusted base rate, as defined in the credit agreement, plus an applicable margin, which varies between 0.25% and 1.25% depending on our total leverage ratio as determined under the credit agreement, or (ii) the adjusted eurocurrency rate, as defined in the credit agreement, plus an applicable margin, which varies between 1.25% and 2.25% depending on our total leverage ratio. We are required to pay a fee on the unused portion of the revolving credit facility at a rate per annum that varies between 0.20% and 0.35% depending on our total leverage ratio. Borrowings under the revolving credit facility are secured by 100% of the stock of certain of our U.S. subsidiaries and 65% of the stock of certain of our foreign subsidiaries, which represent approximately $30.9 million in net assets as of June 29, 2019.

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

  Share Repurchases

        In February 2018 and February 2019, our Board of Directors authorized expansions to our existing share repurchase program, each authorizing the purchase of an additional $20.0 million of our common stock. We may repurchase shares under this program in open market purchases (including through any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. During the fiscal quarter and fiscal year-to-date period ended June 29, 2019, we repurchased and retired 177,101 shares and 263,710 shares, respectively, under our share repurchase program at an average price per share of $40.47 and

$43.68, respectively. During the fiscal quarter and fiscal year-to-date period ended June 30, 2018, we repurchased and retired 215,585 shares and 378,477 shares, respectively, under our share repurchase program at an average price per share of $55.99 and $53.90, respectively. As of June 29, 2019, we had approximately $10.1 million available for future repurchases under our share repurchase program. We plan to finance future repurchases with available cash, cash from future operations and funds from our existing revolving credit facility. We expect to continue to repurchase shares under our share repurchase program.

  Dividends to Shareholders

        We anticipate paying regular quarterly dividends each year. These dividends are anticipated to be funded through cash flow from operations, available cash on hand, and/or borrowings under our revolving credit facility. Although we anticipate paying regular quarterly dividends on our common stock for the foreseeable future, the declaration of any future dividends is subject to the discretion of our Board of Directors. During the fiscal quarter and fiscal year-to-date period ended June 29, 2019, we paid dividends of $1.6 million and $3.3 million, respectively. During the fiscal quarter and fiscal year-to-date period ended June 30, 2018, we paid dividends of $1.4 million and $2.9 million respectively, to our shareholders.

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

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. This is done in order to ensure that information we are required to disclose in the reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 29, 2019, due to the material weaknesses in internal control over financial reporting related to the inadequate design or execution of internal controls over the completeness and accuracy of: 1) our contingent consideration and incentive-

based compensation liabilities, including our internal controls over revenue forecasts and certain other assumptions used in the computation of these liabilities; 2) revenue and related reserves; 3) certain accounts payable and expense accruals; and 4) the evaluation of certain technical tax matters described in Item 9A of the 2018 Form 10-K.

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

Evaluation of Changes in Internal Control over Financial Reporting

        Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, we evaluated whether there were any changes in our internal control over financial reporting during the second quarter of fiscal 2019. Except for the ongoing remediation of the material weaknesses in internal controls over financial reporting noted above pursuant to the plan described in Item 9A of the 2018 Form 10-K, and the implementation of ASC 842 as described below, there were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during the second quarter of fiscal 2019, except those disclosed below, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        (a)   Not applicable.

        (b)   Not applicable.

        (c)   The following table provides information about our repurchases of shares of our common stock during the fiscal quarter ended June 29, 2019. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the fiscal quarter into three periods of four weeks, four weeks, and five weeks, respectively, to coincide with our reporting periods during the second quarter of fiscal 2019.

 Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
March 31, 2019 to April 27, 2019	—	—	—	$17,241,813
April 28, 2019 to May 25, 2019	134,688	$41.44	134,688	$11,659,955
May 26, 2019 to June 29, 2019	42,413	$37.37	42,413	$10,075,100

  On each of February 2, 2018 and February 13, 2019, our Board of Directors authorized an expansion to our existing share repurchase program of an additional $20.0 million of outstanding shares of our common stock. We may repurchase shares under this program in open market purchases (including through any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. During the four weeks ended May 25, 2019, we repurchased and retired 134,688 shares under this program at an average price per share of $41.44. During the five weeks ended June 29, 2019, we repurchased and retired 42,413 shares under this program at an average price per share of $37.37. Approximately $10.1 million was available for future repurchases under this program as of June 29, 2019. We expect to continue to repurchase shares under this program.

ITEM 3.    Defaults Upon Senior Securities

        None.

ITEM 4.    Mine Safety Disclosures

        None.

ITEM 5.    Other Information

        None.

ITEM 6.    EXHIBIT INDEX

Item No.	Description
10.1	Office Lease dated June 18, 2019 between 601 City Center LLC and CRA International, Inc. (incorporated by reference to Exhibit 10.1 to our current report on form 8-K filed on June 24, 2019)
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1	Section 1350 certification
101
The following financial statements from CRA International, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2019, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Condensed Consolidated Income Statements (unaudited) for the fiscal quarters and the fiscal year to date periods ended June 29, 2019 and June 30, 2018, (ii) Condensed Consolidated Statements of Comprehensive Income (unaudited) for the fiscal quarters ended June 29, 2019 and June 30, 2018, (iii) Condensed Consolidated Balance Sheets (unaudited) as at June 29, 2019 and December 30, 2018, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the fiscal quarters ended June 29, 2019 and June 30, 2018, (v) Condensed Consolidated Statement of Shareholders' Equity (unaudited) for the fiscal quarters ended June 29, 2019 and June 30, 2018, and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRA INTERNATIONAL, INC.
Date: August 1, 2019	By:	/s/ PAUL A. MALEH Paul A. Maleh President and Chief Executive Officer
Date: August 1, 2019	By:	/s/ CHAD M. HOLMES Chad M. Holmes Chief Financial Officer, Executive Vice President and Treasurer
Date: August 1, 2019	By	/s/ DOUGLAS C. MILLER Douglas C. Miller Vice President and Chief Accounting Officer