Form 10-Q
period 2019-09-28
CRA INTERNATIONAL, INC.
filed 2019-10-31
CIK 1053706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2019
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 25, 2019
Common Stock, no par value per share	7,739,409 shares

CRA International, Inc.

INDEX

PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements	1
	Condensed Consolidated Income Statements (unaudited)—Fiscal Quarters and Fiscal Year-to-Date Periods Ended September 28, 2019 and September 29, 2018	1
	Condensed Consolidated Statements of Comprehensive Income (unaudited)—Fiscal Quarters and Fiscal Year-to-Date Periods Ended September 28, 2019 and September 29, 2018	2
	Condensed Consolidated Balance Sheets (unaudited)—September 28, 2019 and December 29, 2018	3
	Condensed Consolidated Statements of Cash Flows (unaudited)—Fiscal Year-to-Date Periods Ended September 28, 2019 and September 29, 2018	4
	Condensed Consolidated Statements of Shareholders' Equity (unaudited)—Fiscal Year-to-Date Periods Ended September 28, 2019 and September 29, 2018	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	7
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	31
ITEM 4.	Controls and Procedures	32
PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	33
ITEM 1A.	Risk Factors	33
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
ITEM 3.	Defaults Upon Senior Securities	34
ITEM 4.	Mine Safety Disclosures	34
ITEM 5.	Other Information	34
ITEM 6.	Exhibits	35
Signatures		36

i

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

CRA INTERNATIONAL, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS (unaudited)

(In thousands, except per share data)

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Revenues	$115,686	$103,871	$332,108	$308,885
Costs of services (exclusive of depreciation and amortization)	83,805	73,717	233,412	212,813
Selling, general and administrative expenses	22,449	22,293	68,929	67,682
Depreciation and amortization	2,527	2,636	7,696	7,300

Income from operations	6,905	5,225	22,071	21,090
Interest expense, net	(424)	(222)	(954)	(560)
Other income (expense), net	210	(64)	(379)	72

Income before provision for income taxes	6,691	4,939	20,738	20,602
Provision for income taxes	952	1,031	4,754	4,969

Net income	$5,739	$3,908	$15,984	$15,633

Net income per share:
Basic	$0.74	$0.48	$2.02	$1.91

Diluted	$0.71	$0.46	$1.94	$1.81

Weighted average number of shares outstanding:
Basic	7,769	8,048	7,903	8,129

Diluted	8,050	8,548	8,205	8,615

See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(In thousands)

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net income	$5,739	$3,908	$15,984	$15,633
Other comprehensive income
Foreign currency translation adjustments	(1,488)	(198)	(1,429)	(1,483)

Comprehensive income	$4,251	$3,710	$14,555	$14,150

See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except share data)

	September 28, 2019	December 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$19,833	$38,028
Accounts receivable, net of allowances of $3,590 at September 28, 2019 and $3,764 at December 29, 2018	90,478	94,525
Unbilled services, net of allowances of $1,474 at September 28, 2019 and $415 at December 29, 2018	50,274	36,060
Prepaid expenses and other current assets	11,017	6,423
Forgivable loans	8,821	6,104

Total current assets	180,423	181,140
Property and equipment, net	57,788	48,088
Goodwill	87,813	88,208
Intangible assets, net	6,818	7,846
Right-of-use assets	110,999	—
Deferred income taxes	9,193	9,330
Forgivable loans, net of current portion	49,046	34,190
Other assets	3,444	2,044

Total assets	$505,524	$370,846

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$23,636	$21,938
Accrued expenses	94,557	108,233
Deferred revenue and other liabilities	4,149	6,866
Current portion of lease liabilities	10,598	—
Current portion of deferred rent	—	1,810
Current portion of deferred compensation	3,214	3,650
Revolving line of credit	36,000	—

Total current liabilities	172,154	142,497
Non-current liabilities:
Deferred compensation and other non-current liabilities	12,046	7,957
Deferred rent and facility-related non-current liabilities	1,810	23,618
Non-current portion of lease liabilities	126,869	—
Deferred income taxes	293	302

Total non-current liabilities	141,018	31,877
Commitments and contingencies (Note 11)
Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 7,707,886 and 8,010,480 shares issued and outstanding at September 28, 2019 and December 29, 2018, respectively	9,028	22,837
Retained earnings	197,347	186,229
Accumulated other comprehensive loss	(14,023)	(12,594)

Total shareholders' equity	192,352	196,472

Total liabilities and shareholders' equity	$505,524	$370,846

See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Fiscal Year-to-Date Period Ended
	September 28, 2019	September 29, 2018
OPERATING ACTIVITIES:
Net income	$15,984	$15,633
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,696	7,305
Loss on disposal of property and equipment	5	—
Deferred rent and facility related liabilities	83	3,650
Right-of-use asset amortization	7,832	—
Deferred income taxes	117	(102)
Share-based compensation expenses	2,641	3,704
Accounts receivable allowances	(160)	233
Changes in operating assets and liabilities:
Accounts receivable	3,626	(8,939)
Unbilled services, net	(14,582)	(9,976)
Prepaid expenses and other current assets, and other assets	(5,735)	1,417
Forgivable loans	(18,942)	(14,716)
Incentive cash awards	3,628	2,367
Accounts payable, accrued expenses, and other liabilities	(16,274)	(8,970)
Lease liabilities	(5,826)	—

Net cash used in operating activities	(19,907)	(8,394)
INVESTING ACTIVITIES:
Purchases of property and equipment	(12,548)	(13,379)

Net cash used in investing activities	(12,548)	(13,379)
FINANCING ACTIVITIES:
Issuance of common stock, principally stock options exercises	2,006	1,387
Borrowings under revolving line of credit	54,000	30,161
Repayments under revolving line of credit	(18,000)	(24,599)
Tax withholding payments reimbursed by shares	(388)	(1,783)
Cash paid on dividend equivalents	(35)	(98)
Cash dividends paid to shareholders	(4,742)	(4,168)
Repurchases of common stock	(18,068)	(20,389)
Distribution to noncontrolling interest	—	(41)

Net cash provided by (used in) financing activities	14,773	(19,530)
Effect of foreign exchange rates on cash and cash equivalents	(513)	(869)

Net decrease in cash and cash equivalents	(18,195)	(42,172)
Cash and cash equivalents at beginning of period	38,028	54,035

Cash and cash equivalents at end of period	$19,833	$11,863

Noncash investing and financing activities:
Purchases of property and equipment not yet paid for	$3,461	$1,852

Purchases of property and equipment paid by a third party	$126	$—

Asset retirement obligations	$427	$217

Right-of-use assets obtained in exchange for lease obligations	$37,298	$—

Right-of-use assets related to the adoption of ASC 842	$82,329	$—

Lease liabilities related to the adoption of ASC 842	$106,765	$—

Supplemental cash flow information:
Cash paid for taxes	$6,078	$3,409

Cash paid for interest	$848	$380

See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

FOR THE FISCAL YEAR-TO-DATE PERIOD ENDED SEPTEMBER 28, 2019 (unaudited)

(In thousands, except share data)

	Common Stock
				Accumulated Other Comprehensive Loss
	Shares Issued	Amount	Retained Earnings		Total Shareholders' Equity
BALANCE AT DECEMBER 29, 2018	8,010,480	$22,837	$186,229	$(12,594)	$196,472
Net income	—	—	4,665	—	4,665
Foreign currency translation adjustment	—	—	—	712	712
Exercise of stock options	64,700	1,526	—	—	1,526
Share-based compensation expense	—	911	—	—	911
Restricted shares vestings	25,484	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(8,157)	(388)	—	—	(388)
Shares repurchased	(86,609)	(4,349)	—	—	(4,349)
Accrued dividends on unvested shares	—	—	(8)	—	(8)
Cash paid on dividend equivalents	—	—	(35)	—	(35)
Cash dividends paid to shareholders ($0.20 per share)	—	—	(1,616)	—	(1,616)

BALANCE AT MARCH 30, 2019	8,005,898	$20,537	$189,235	$(11,882)	$197,890

Net income	—	—	5,580	—	5,580
Foreign currency translation adjustment	—	—	—	(653)	(653)
Share-based compensation expense	—	848	—	—	848
Restricted shares vestings	513	—	—	—	—
Shares repurchased	(177,101)	(7,161)	—	—	(7,161)
Accrued dividends on unvested shares	—	—	(44)	—	(44)
Cash dividends paid to shareholders ($0.20 per share)	—	—	(1,580)	—	(1,580)

BALANCE AT JUNE 29, 2019	7,829,310	$14,224	$193,191	$(12,535)	$194,880

Net income	—	—	5,739	—	5,739
Foreign currency translation adjustment	—	—	—	(1,488)	(1,488)
Exercise of stock options	21,224	480	—	—	480
Share-based compensation expense	—	882	—	—	882
Restricted shares vestings	14,754	—	—	—	—
Shares repurchased	(157,402)	(6,558)	—	—	(6,558)
Accrued dividends on unvested shares	—	—	(37)	—	(37)
Cash dividends paid to shareholders ($0.20 per share)	—	—	(1,546)	—	(1,546)

BALANCE AT SEPTEMBER 28, 2019	7,707,886	$9,028	$197,347	$(14,023)	$192,352

See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

FOR THE FISCAL YEAR-TO-DATE PERIOD ENDED SEPTEMBER 29, 2018 (unaudited)

(In thousands, except share data)

	Common Stock
				Accumulated Other Comprehensive Loss	CRA International, Inc. Shareholders' Equity
	Shares Issued	Amount	Retained Earnings			Noncontrolling Interest	Total Shareholders' Equity
BALANCE AT DECEMBER 30, 2017	8,297,172	$47,414	$169,390	$(9,896)	$206,908	$321	$207,229

Balance at December 31, 2017, as previously reported	8,297,172	$47,414	$169,390	$(9,896)	206,908	$321	$207,229
Cumulative effect of a change in accounting principle related to ASC 606	—	—	366	—	366	—	366

Balance at December 31, 2017, as adjusted	8,297,172	$47,414	$169,756	$(9,896)	207,274	$321	$207,595

Net income	—	—	4,886	—	4,886	—	4,886
Foreign currency translation adjustment	—	—	—	1,318	1,318	—	1,318
Exercise of stock options	24,688	535	—	—	535	—	535
Share-based compensation expense	—	1,292	—	—	1,292	—	1,292
Restricted shares vestings	97,722	—	—	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(35,287)	(1,783)	—	—	(1,783)	—	(1,783)
Shares repurchased	(162,892)	(8,057)	—	—	(8,057)	—	(8,057)
Accrued dividends on unvested shares	—	—	10	—	10	—	10
Cash paid on dividend equivalents	—	—	(98)	—	(98)	—	(98)
Cash dividends paid to shareholders ($0.17 per share)	—	—	(1,423)	—	(1,423)	—	(1,423)

BALANCE AT MARCH 31, 2018	8,221,403	$39,401	$173,131	$(8,578)	$203,954	$321	$204,275

Net income	—	—	6,839	—	6,839	—	6,839
Foreign currency translation adjustment	—	—	—	(2,603)	(2,603)	—	(2,603)
Exercise of stock options	19,395	381	—	—	381	—	381
Share-based compensation expense	—	1,146	—	—	1,146	—	1,146
Restricted shares vestings	513	—	—	—	—	—	—
Shares repurchased	(215,585)	(12,064)	—	—	(12,064)	—	(12,064)
Accrued dividends on unvested shares	—	—	(44)	—	(44)	—	(44)
Cash dividends paid to shareholders ($0.17 per share)	—	—	(1,372)	—	(1,372)	—	(1,372)

BALANCE AT JUNE 30, 2018	8,025,726	$28,864	$178,554	$(11,181)	$196,237	$321	$196,558

Net income	—	—	3,908	—	3,908	—	3,908
Foreign currency translation adjustment	—	—	—	(198)	(198)	—	(198)
Exercise of stock options	21,374	471	—	—	471	—	471
Share-based compensation expense	—	1,266	—	—	1,266	—	1,266
Restricted shares vestings	17,410	—	—	—	—	—	—
Shares repurchased	—	—	—	—	—	—	—
Distribution to noncontrolling interest	—	—	—	—	—	(41)	(41)
Accrued dividends on unvested shares	—	—	(48)	—	(48)	—	(48)
Cash dividends paid to shareholders ($0.17 per share)	—	—	(1,373)	—	(1,373)	—	(1,373)

BALANCE AT SEPTEMBER 29, 2018	8,064,510	$30,601	$181,041	$(11,379)	$200,263	$280	$200,543

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

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements reflect the results of operations, financial position, cash flows, and shareholders' equity as of and for the fiscal quarters and fiscal year-to-date periods ending September 28, 2019 and September 29, 2018, respectively. These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for Quarterly Reports on Form 10-Q. Accordingly, these financial statements do not include all the information and note disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for annual financial statements. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair statement of CRA's results of operations, financial position, cash flows, and shareholders' equity for the interim periods presented in conformity with GAAP. Results of operations for the interim periods presented herein are not necessarily indicative of results of operations for a full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 29, 2018 included in CRA's Annual Report on Form 10-K filed with the SEC on February 28, 2019 (the "2018 Form 10-K").

GNU Interest

        Prior to liquidation of GNU on December 18, 2018, CRA's ownership interest in GNU was 55.89%. For periods prior to December 30, 2018, GNU's financial results have been consolidated with CRA, and the portion of GNU's results allocable to its other owners is shown as "noncontrolling interest." GNU did not contribute to CRA's results of operations during the fiscal quarters or fiscal year-to-date periods ended September 28, 2019 or September 29, 2018.

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

        The reported results for 2019 reflect the application of ASC 842 guidance, whereas comparative periods and their respective disclosures prior to the adoption of ASC 842 are presented using the legacy guidance of ASC 840. As a result of adopting the new standard, CRA recognized ROU assets of $82.3 million and lease liabilities of $106.8 million. The difference between the amount of ROU assets and lease liabilities recognized was an adjustment to deferred rent. There was no change to net deferred tax assets as a result of CRA's adoption of ASC 842. The adoption of ASC 842 did not have a material impact on CRA's results of operations or cash flows, nor did it have an impact on any of CRA's existing debt covenants.

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

Recent Accounting Standards Not Yet Adopted

Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

        In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 replaces the methodology that recognizes impairment of financial instruments when losses have been incurred with a methodology that recognizes impairment of financial instruments when losses are expected. The amendment requires entities to use a forward-looking "expected loss" model for most financial instruments, including accounts receivable and loans, which is based on historical information, current information, and reasonable and supportable forecasts. For available-for-sale debt securities with unrealized losses, credit losses will be recognized as an allowance rather than as a reduction in the amortized cost of the debt securities. ASU 2016-13 is effective for CRA for interim and annual periods beginning after December 15, 2019. Early adoption is permitted for interim and annual periods beginning after December 15, 2018. Adoption of ASU 2016-13 will be applied as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period after adoption.

        In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses ("ASU 2018-19"). ASU 2018-19 changes the required adoption date for nonpublic business entities and clarifies that receivables arising from operating leases are not within the scope of Topic 326.

        CRA is in the process of determining the effects, if any, that the adoption of the amendments may have on its financial position, results of operations, cash flows, or disclosures. CRA plans to adopt the amendments during the first quarter of 2020.

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

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

1. Summary of Significant Accounting Policies (Continued)

The ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements from ASC 820, Fair Value Measurements and Disclosures (Topic 820). Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurement. The new standard is effective for interim and annual periods beginning after December 15, 2019. Entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements. CRA has not yet determined the effects, if any, that the adoption of ASU 2018-13 may have on its financial position, results of operations, cash flows, or disclosures. CRA plans to adopt ASU 2018-13 during the first quarter of 2020.

Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement

        In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"). ASU 2018-15 clarifies the accounting for implementation costs in a cloud computing arrangement that is a service contract and aligns the requirements for capitalizing those costs with the capitalization requirements for costs incurred to develop or obtain internal-use software. The new standard is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted. CRA is currently evaluating the effects, if any, the adoption of ASU 2018-15 may have on its financial position, results of operations, cash flows, or disclosures. CRA plans to adopt ASU 2018-15 during the first quarter of 2020.

2. Fair Value of Financial Instruments

        Topic 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 measurement), then priority to quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market (Level 2 measurement), then the lowest priority to unobservable inputs (Level 3 measurement).

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. Fair Value of Financial Instruments (Continued)

        The following tables show CRA's financial instruments as of September 28, 2019 and December 29, 2018 that are measured and recorded in the condensed consolidated financial statements at fair value on a recurring basis (in thousands):

	September 28, 2019
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	$149	$—	$—

Total Assets	$149	$—	$—

Liabilities:
Contingent consideration liability	$—	$—	$9,632

Total Liabilities	$—	$—	$9,632

	December 29, 2018
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	$18,029	$—	$—

Total Assets	$18,029	$—	$—

Liabilities:
Contingent consideration liability	$—	$—	$6,197

Total Liabilities	$—	$—	$6,197

        The fair value of CRA's money market mutual fund share holdings is $1.00 per share.

        The contingent consideration liabilities in the tables above are for estimated future payments related to an acquisition that occurred on January 31, 2017. The asset purchase agreement provided for additional purchase consideration to be paid over a period of up to four years following the closing of the transaction in the form of an earnout, subject to the satisfaction of specific revenue performance targets. The fair value measurement of these liabilities is based on significant inputs not observed in the market and thus represent a Level 3 measurement. The significant unobservable inputs used in the fair value measurements of these contingent consideration liabilities are internally generated projections of sourced revenue and discount rates. The fair value of the contingent consideration was determined using a Monte Carlo simulation. The fair value of these contingent consideration liabilities is reassessed on a quarterly basis by CRA using additional information as it becomes available, and any change in the fair value estimates are recorded in costs of services (exclusive of depreciation and amortization) on the condensed consolidated income statement of that period.

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. Fair Value of Financial Instruments (Continued)

        The following table summarizes the changes in the contingent consideration liabilities over the fiscal year-to-date period ended September 28, 2019 and the fiscal year ended December 29, 2018 (in thousands):

	September 28, 2019	December 29, 2018
Beginning balance	$6,197	$5,137
Remeasurement of acquisition-related contingent consideration	1,868	(244)
Accretion	1,567	1,304

Ending balance	$9,632	$6,197

3. Forgivable Loans

        Forgivable loan activity for the fiscal year-to-date period ended September 28, 2019 and the fiscal year ended December 29, 2018 is as follows (in thousands):

	September 28, 2019	December 29, 2018
Beginning balance	$40,294	$28,628
Advances	33,404	30,572
Repayments	(1,106)	(3,396)
Reclassification from accrued expenses	(1,121)	—
Amortization	(13,313)	(15,329)
Effects of foreign currency translation	(291)	(181)

Ending balance	$57,867	$40,294

Current portion of forgivable loans	$8,821	$6,104

Non-current portion of forgivable loans	$49,046	$34,190

        At September 28, 2019 and December 29, 2018, CRA had other loans to current and former employees included in other assets on the condensed consolidated balance sheet amounting to $0.3 million and $0.1 million, respectively, net of allowances.

4. Goodwill and Intangible Assets

        The changes in the carrying amount of goodwill during the fiscal year-to-date period ended September 28, 2019, are as follows (in thousands):

	Goodwill, gross	Accumulated impairment losses	Goodwill, net
Balance at December 29, 2018	$164,625	$(76,417)	$88,208
Effects of foreign currency translation	(395)	—	(395)

Balance at September 28, 2019	$164,230	$(76,417)	$87,813

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. Goodwill and Intangible Assets (Continued)

        Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives. There were no impairment losses related to intangible assets during the fiscal year-to-date period ended September 28, 2019 or September 29, 2018.

        The components of acquired identifiable intangible assets are as follows (in thousands):

	September 28, 2019	December 29, 2018
Non-competition agreements, net of accumulated amortization of $190 and $544, respectively	$134	$180
Customer relationships, net of accumulated amortization of $5,436 and $4,454, respectively	6,684	7,666

Total, net of accumulated amortization of $5,626 and $4,998, respectively	$6,818	$7,846

5. Accrued Expenses

        Accrued expenses consist of the following (in thousands):

	September 28, 2019	December 29, 2018
Compensation and related expenses	$75,319	$90,711
Income taxes payable	702	514
Commissions due to senior consultants	8,752	9,624
Direct project accruals	1,882	684
Accrued leasehold improvements	2,321	132
Other	5,581	6,568

Total	$94,557	$108,233

        As of September 28, 2019 and December 29, 2018, approximately $59.9 million and $73.9 million, respectively, of accrued bonuses were included above in "Compensation and related expenses."

6. Credit Agreement

        CRA is party to a credit agreement that provides CRA with a $125.0 million revolving credit facility and a $15.0 million sublimit for the issuance of letters of credit. CRA may use the proceeds of the revolving credit facility to provide working capital and for other general corporate purposes. CRA may repay any borrowings under the revolving credit facility at any time, but no later than October 24, 2022. There were $36.0 million in borrowings outstanding under this revolving credit facility as of September 28, 2019. There were no outstanding borrowings under this facility as of December 29, 2018.

        As of September 28, 2019, the amount available under this revolving credit facility was reduced by certain letters of credit outstanding, which amounted to $4.4 million. Under the credit agreement, CRA must comply with various financial and non-financial covenants. Compliance with these financial

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. Credit Agreement (Continued)

covenants is tested on a fiscal quarterly basis. As of September 28, 2019 and December 29, 2018, CRA was in compliance with the covenants of its credit agreement.

7. Revenue Recognition

        CRA offers functional expertise across a variety of litigation, regulatory, financial, industry and management consulting services. Together, these services comprised all of CRA's consolidated revenues during the fiscal quarters and fiscal year-to-date periods ended September 28, 2019 and September 29, 2018. The contracts that CRA enters into and operates under specify whether the engagement will be billed on a time-and-materials or a fixed-price basis.

Disaggregation of Revenue

        The following table disaggregates CRA's revenue by type of contract and geographic location (in thousands):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
Type of Contract	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Consulting services revenues:
Fixed Price	$30,057	$25,047	$76,622	$66,440
Time-and-materials	85,629	78,824	255,486	242,445

Total	$115,686	$103,871	$332,108	$308,885

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
Geographic Breakdown	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Consulting services revenues:
United States	$92,217	$80,721	$263,221	$244,878
United Kingdom	17,116	17,253	53,027	47,317
Other	6,353	5,897	15,860	16,690

Total	$115,686	$103,871	$332,108	$308,885

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

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Adjustments to reserves for variable consideration and credit risk	$2,282	$2,441	$6,440	$5,887

        Bad debt expense is reported as a component of selling, general and administrative expense. Bad debt expense is as follows (in thousands):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Bad debt expense	$142	$748	$173	$1,150

Reimbursable Expenses

        Revenues also include reimbursements for costs incurred by CRA in fulfilling its performance obligations, including travel and other out-of-pocket expenses, fees for outside consultants and other reimbursable expenses. CRA recovers substantially all of these costs. The following expenses are subject to reimbursement (in thousands):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Reimbursable expenses	$13,978	$11,422	$38,991	$34,737

        CRA collects goods and services (GST/HST) and value added taxes (VAT) from customers and records these amounts on a net basis.

Transaction Price Allocated to Future Performance Obligations

        ASC 606 requires that CRA disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of September 28, 2019. The guidance provides certain practical expedients that limit this requirement for (1) contracts with an original expected length of one year or less and (2) contracts for which revenue is recognized at the amount to which CRA has the right to invoice for consulting services performed. Given the nature of its business, CRA does not disclose the value of unsatisfied performance obligations as the practical expedients apply to its unsatisfied performance obligations as of September 28, 2019.

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. Revenue Recognition (Continued)

Contract Balances from Contracts with Customers

        CRA defines contract assets as assets for which it has recorded revenue because it determines that it is probable that it will earn a performance based or contingent fee, but is not yet entitled to receive a fee, because certain events, such as completion of the measurement period or client approval, must occur. These contract assets are included in accounts receivable, net and unbilled services, net within the consolidated balance sheets. The contract assets balance was immaterial as of September 28, 2019 and December 29, 2018.

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

        The following table presents the opening and closing balances of CRA's contract liability (in thousands):

	Contract Liability
		Fiscal Year Ended
	Fiscal Year-to-Date Period Ended
		December 29, 2018
	September 28, 2019
Balance at the beginning of the period	$5,453	$3,287
Balance at the end of the period	$2,502	$5,453

        During the fiscal quarter and fiscal year-to-date period ended September 28, 2019, CRA recognized the following revenue as a result of changes in the contract liability balance (in thousands):

	Fiscal Quarter Ended
		Fiscal Year-to-Date Period Ended
	September 28, 2019
		September 28, 2019
Amounts included in contract liabilities at the beginning of the period	$2,405	$4,900
Performance obligations satisfied in previous periods	$3,395	$3,606

        The timing of revenue recognition, billings and cash collections results in billed receivables, unbilled services and contract liabilities on the condensed consolidated balance sheets.

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. Net Income per Share

        CRA calculates basic and diluted earnings per common share using the two-class method. Under the two-class method, net earnings are allocated to each class of common stock and participating security as if all of the net earnings for the period had been distributed. CRA's participating securities consist of unvested share-based payment awards that contain a nonforfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common shareholders. Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period, as adjusted for the potential dilutive effect of non-participating share-based awards. Net earnings allocable to these participating securities were not material for the fiscal quarters and fiscal year-to-date periods ended September 28, 2019 and September 29, 2018.

        The following table presents a reconciliation from net income to the net income available to common shareholders (in thousands):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net income, as reported	$5,739	$3,908	$15,984	$15,633
Less: net income attributable to participating shares	12	15	47	82

Net income available to common shareholders	$5,727	$3,893	$15,937	$15,551

        The following table presents a reconciliation of basic to diluted weighted average shares of common stock outstanding (in thousands):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Basic weighted average shares outstanding	7,769	8,048	7,903	8,129
Dilutive stock options and restricted stock units	281	500	302	486

Diluted weighted average shares outstanding	8,050	8,548	8,205	8,615

        For the fiscal quarter and fiscal year-to-date period ended September 28, 2019, the anti-dilutive share-based awards that were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding amounted to 63,164 and 47,169 shares, respectively. For the fiscal quarter and fiscal year-to-date period ended September 29, 2018, the anti-dilutive share-based awards that were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding amounted to 8,256 and 13,443 shares, respectively. These share-based awards each period were anti-dilutive because their exercise price exceeded the average market price over the respective period.

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. Income Taxes

        CRA's effective income tax rates were 14.2% and 20.9% for the third quarter of fiscal 2019 and fiscal 2018, respectively. The effective tax rate for the third quarter of fiscal 2019 was lower than the prior year primarily due to the release of tax reserves as a result of expiration of statutes of limitation, partially offset by a decrease in the tax benefit related to share-based compensation. The effective tax rate in the third quarter of fiscal 2019 was lower than the combined federal and state statutory tax rate primarily due to the reversal of tax reserves as a result of expiration of statutes of limitation, the tax benefit on share-based compensation, and the remeasurement of U.S deferred tax assets and liabilities based on expected fiscal 2019 applicable state apportionment and statutory rates, partially offset by non-deductible items resulting from limitations on the deductibility of compensation paid to executive officers and the deductibility of meals and entertainment. The effective tax rate in the third quarter of fiscal 2018 was lower than the combined federal and state statutory tax rate primarily due to the tax benefit on share-based compensation and the remeasurement of U.S deferred tax assets and liabilities based on expected fiscal 2018 applicable state apportionment and statutory rates.

        CRA's effective income tax rates were 22.9% and 24.1% for the fiscal year-to-date periods ended September 28, 2019 and September 29, 2018, respectively. The effective tax rate for the fiscal year-to-date period ended September 28, 2019 was lower than the prior year primarily due to the release of tax reserves as a result of expiration of statutes of limitation, partially offset by a decrease in the tax benefit related to share-based compensation. The effective tax rate in the fiscal year-to-date period ended September 28, 2019 was lower than the combined federal and state statutory tax rate primarily due to the release of tax reserves as a result of expiration of statutes of limitation, the tax benefit on share-based compensation, and the remeasurement of U.S deferred tax assets and liabilities based on the expected fiscal 2019 applicable state apportionment and statutory rates, partially offset by non-deductible items resulting from limitations on the deductibility of compensation paid to executive officers and the deductibility of meals and entertainment. The effective tax rate for the fiscal year-to-date period ended September 29, 2018 was lower than the combined federal and state statutory tax rate primarily due to the tax benefit on share-based compensation, partially offset by the non-deductible items referenced above.

        CRA has not provided for deferred income taxes or foreign withholding taxes on undistributed earnings and other basis differences that may exist from its foreign subsidiaries as of September 28, 2019, because such earnings are considered to be indefinitely reinvested. CRA does not rely on these unremitted earnings as a source of funds for its domestic business as it expects to have sufficient cash flow in the U.S. to fund its U.S. operational and strategic needs. If CRA were to repatriate its foreign earnings that are indefinitely reinvested, it would accrue substantially no additional tax expense.

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

        ASC 842, which CRA adopted on December 30, 2018, requires lessees to recognize leases on the balance sheet as a lease liability with a corresponding ROU asset, subject to certain permitted accounting policy elections. As a result of adopting the new standard, CRA recognized ROU assets of $82.3 million and lease liabilities of $106.8 million related to its operating leases as of December 30, 2018. The difference between the amount of ROU assets and lease liabilities recognized was an adjustment to eliminate the deferred rent balance, which was a component of ASC 840.

        Under ASC 842, CRA determines whether a contract is a lease at the inception of the contract. This determination is based on whether the contract provides CRA the right to control the use of a physically distinct asset or substantially all of the capacity of an asset. Leases with an initial noncancelable term of twelve months or less that do not include an option to purchase the underlying asset that CRA is reasonably certain to exercise are classified as short-term leases. CRA has elected as an accounting policy to exclude from the consolidated balance sheets the ROU assets and lease liabilities related to short-term leases. CRA recognizes rent expense for its operating leases on a straight-line basis over the term of the lease.

        Many of CRA's equipment leases are short-term or cancellable with notice. CRA's office space leases have remaining lease terms between one and approximately twelve years, many of which include one or more options to extend the term for periods of up to five years for each option. Certain leases contain options to terminate the lease early, which may include a penalty for exercising the option. Many of the termination options require notice within a specified period, after which the option is no longer available to CRA if not exercised. The extension options and termination options may be exercised at CRA's sole discretion. CRA does not consider in the measurement of ROU assets and lease liabilities an option to extend or terminate a lease if CRA is not reasonably certain to exercise the option. As of September 28, 2019, CRA has not included any options to extend or terminate in its measurement of ROU assets or lease liabilities.

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

        The components of CRA's lease expenses, which are included in the condensed consolidated income statement, are as follows (in thousands):

	Fiscal Quarter Ended	Fiscal Year-to-Date Period Ended
	September 28, 2019	September 28, 2019
Operating lease cost	$4,052	$11,276
Short-term lease cost	106	295
Variable lease cost	1,181	3,150

Total lease cost	$5,339	$14,721

        Supplemental cash flow information related to CRA's leases are as follows (in thousands):

Fiscal Year-to-Date Period Ended
September 28, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$12,053
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$37,298

        The following table presents supplemental balance sheet information related to CRA's operating leases (in thousands):

September 28, 2019
Assets:
Operating lease right-of-use assets	$110,999

Liabilities:
Current portion of lease liabilities	$10,598
Non-current portion of lease liabilities	126,869

Total operating lease liabilities	$137,467

Weighted average remaining lease term—operating leases	9.8 years
Weighted average discount rate—operating leases	3.7%

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. Leases (Continued)

        At September 28, 2019, CRA had the following maturities of lease liabilities related to office space and equipment, all of which are under non-cancellable operating leases (in thousands):

Fiscal Year	Operating Lease Commitments
2019 (excluding the nine months ended September 28, 2019)	$2,505
2020	16,883
2021	16,802
2022	16,907
2023	17,024
Thereafter	96,285

Total lease payments	166,406
Less: imputed interest	(28,939)

Total	$137,467

        As of September 28, 2019, CRA had additional operating leases for office space that have not yet commenced that have minimum rental commitments of $28.8 million. These operating leases will commence in fiscal year 2019 and 2020 and have lease terms of approximately six years to eleven years, subject to certain extension options.

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

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12. Correction (Continued)

        The following table presents the total classification changes required related to these adjustments for the fiscal year-to-date period ended September 29, 2018 (in thousands):

	As previously reported	As revised
Accounts receivable allowances	$884	$233
Accounts receivable	$(9,391)	$(8,939)
Unbilled services	$(10,175)	$(9,976)
Net cash used in operating activities	$(8,394)	$(8,394)

13. Subsequent Events

        On October 31, 2019, CRA announced that its Board of Directors declared a quarterly cash dividend of $0.23 per common share, payable on December 13, 2019 to shareholders of record as of November 26, 2019.

        During the month of October 2019, CRA repaid $10.0 million on its existing borrowings under its revolving line of credit. After this repayment, $26.0 million of borrowings remain outstanding.

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

Critical Accounting Policies and Significant Estimates

        The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. ("U.S. GAAP"). The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets and liabilities, as well as the related disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates in these condensed consolidated financial statements include, but are not limited to, allowances for accounts receivable and unbilled services, revenue recognition on fixed price contracts, variable consideration to be included in the transaction price of revenue contracts, depreciation of property and equipment, measurement of operating lease right-of-use ("ROU") assets and liabilities, share-based compensation, valuation of contingent consideration liabilities, valuation of acquired intangible assets, impairment of long lived assets and goodwill, accrued and deferred income taxes, valuation allowances on deferred tax assets, accrued incentive compensation, and certain other accrued expenses. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if our assumptions based on past experience or our other assumptions do not turn out to be substantially accurate.

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

  •
  Valuation of contingent consideration liability

  •
  Valuation of goodwill and other intangible assets

  •
  Accounting for income taxes

        Except for the adoption of ASC 842 as described below, we did not adopt any changes in the fiscal year-to-date period ended September 28, 2019 that had a material effect on these critical accounting policies, nor did we make any changes to our accounting policies in the fiscal year-to-date period ended September 28, 2019 that changed these critical accounting policies.

Leases

        We adopted ASU No. 2016-02, Leases (Topic 842) (ASC 842) on December 30, 2018, using the additional modified retrospective transition method provided by ASC 842. The reported results for 2019 reflect the application of ASC 842 guidance while the reported results for 2018 were prepared under the guidance of ASC 840, Leases (ASC 840). As a result of adopting the new standard, we recognized ROU assets of $82.3 million and lease liabilities of $106.8 million, of which $10.6 million is classified as a current liability, as of December 30, 2018. The difference between the amount of ROU assets and lease liabilities recognized was an adjustment to deferred rent. Prior periods will not be retrospectively adjusted. See Note 10 to our consolidated condensed financial statements included in this quarterly report on Form 10-Q for a complete description of our accounting policy.

Recent Accounting Standards

        See Note 1 to our condensed consolidated financial statements included in this quarterly report on Form 10-Q for a discussion of recent accounting standards that we have not yet adopted under the heading "Recent Accounting Standards Not Yet Adopted."

Results of Operations—For the Fiscal Quarter and Fiscal Year-to-Date Period Ended September 28, 2019, Compared to the Fiscal Quarter and Fiscal Year-to-Date Period Ended September 29, 2018

        The following table provides operating information as a percentage of revenues for the periods indicated:

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Revenues	100.0%	100.0%	100.0%	100.0%
Costs of services (exclusive of depreciation and amortization)	72.4	71.0	70.3	68.9
Selling, general and administrative expenses	19.4	21.5	20.8	21.9
Depreciation and amortization	2.2	2.5	2.3	2.4

Income from operations	6.0	5.0	6.6	6.8
Interest expense, net	(0.4)	(0.2)	(0.3)	(0.2)
Other income (expense), net	0.2	(0.1)	(0.1)	0.0

Income before provision for income taxes	5.8	4.8	6.2	6.7
Provision for income taxes	0.8	1.0	1.4	1.6

Net income	5.0%	3.8%	4.8%	5.1%

Fiscal Quarter Ended September 28, 2019 Compared to the Fiscal Quarter Ended September 29, 2018

        Revenues.    Revenues increased by $11.8 million, or 11.4%, to $115.7 million for the third quarter of fiscal 2019 from $103.9 million for the third quarter of fiscal 2018. The increase in net revenue was a result of an increase in gross revenues of $10.9 million as compared to the third quarter of fiscal 2018, and a decrease in write-offs and reserves of $0.9 million compared to the third quarter of fiscal 2018. Utilization remained flat at 76% for the third quarter of fiscal 2019 relative to the third quarter of fiscal 2018, while consultant headcount grew 8.2% from 685 at the end of the third quarter of fiscal 2018 to 741 at the end of the third quarter of fiscal 2019. Included in revenues are the effect of changes in currency exchange rates resulting in a decrease to revenue of $1.1 million for the fiscal quarter ended September 28, 2019, and a decrease of $0.2 million for the fiscal quarter ended September 29, 2018.

        Overall, revenues outside of the U.S. represented approximately 20% and 22% of total revenues for the third quarters of fiscal 2019 and fiscal 2018, respectively. Revenues derived from fixed-price engagements increased to 26% of total revenues for the third quarter of fiscal 2019 compared with 24% of total revenues for the third quarter of fiscal 2018. These percentages of revenue derived from fixed-price engagements depend largely on the proportion of our revenues derived from our management consulting business, which typically has a higher concentration of fixed-price service contracts.

        Costs of Services (exclusive of depreciation and amortization).    Costs of services (exclusive of depreciation and amortization) increased by $10.1 million, or 13.7%, to $83.8 million for the third quarter of fiscal 2019 from $73.7 million for the third quarter of fiscal 2018. The increase in costs of services was due primarily to an increase of $2.3 million in employee compensation and fringe benefit costs attributable to our increased consultant headcount, an increase in incentive and retention compensation costs of $4.6 million, an increase in forgivable loan and incentive awards amortization of $0.3 million, and an increase in expense related to the net change in contingent consideration valuation of $0.7 million. These increased expenses were partially offset by a decrease in stock compensation of $0.4 million. Additionally, client reimbursable expenses increased by $2.6 million in the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018. As a percentage of revenues, costs of services (exclusive of depreciation and amortization) increased to 72.4% for the third quarter of fiscal 2019 from 70.9% for the third quarter of fiscal 2018.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by $0.1 million, or 0.4%, to $22.4 million for the third quarter of fiscal 2019 from $22.3 million for the third quarter of fiscal 2018. Within this category of expenses, there was a $0.3 million increase in employee and incentive compensation, a $1.1 million increase in rent expense primarily due to additional space in our Boston office, and a $0.2 million increase in commissions to our nonemployee experts for the third quarter of fiscal 2019 as compared to the third quarter of fiscal 2018. Partially offsetting these increased expenses was a $0.4 million decrease in other operating expenses primarily due to a decrease in legal and other professional fees and a $1.0 million decrease in bad debt expense.

        As a percentage of revenues, selling, general and administrative expenses decreased to 19.4% for the third quarter of fiscal 2019 from 21.5% for the third quarter of fiscal 2018. Commissions to our nonemployee experts decreased to 2.6% of revenues for the third quarter of fiscal 2019 compared to 2.7% of revenues for the third quarter of fiscal 2018.

        Provision for Income Taxes.    The income tax provision was $1.0 million and the effective tax rate was 14.2% for the third quarter of fiscal 2019 compared to $1.0 million and 20.9% for the third quarter of fiscal 2018. The effective tax rate for the third quarter of fiscal 2019 was lower than the prior year primarily due to the release of tax reserves as a result of expiration of statutes of limitation, partially offset by a decrease in the tax benefit related to share-based compensation. The effective tax rate in the third quarter of fiscal 2019 was lower than the combined federal and state statutory tax rate primarily due to the release of tax reserves as a result of expiration of statutes of limitation, the tax benefit on share-based compensation, and the remeasurement of U.S deferred tax assets and liabilities based on expected fiscal 2019 applicable state apportionment and statutory rates, partially offset by non-deductible items resulting from limitations on the deductibility of compensation paid to executive officers and the deductibility of meals and entertainment. The effective tax rate in the third quarter of fiscal 2018 was lower than the combined federal and state statutory tax rate primarily due to the tax benefit on share-based compensation and the remeasurement of U.S deferred tax assets and liabilities based on expected fiscal 2018 applicable state apportionment and statutory rates.

        Net Income.    Net income increased by $1.8 million to $5.7 million for the third quarter of fiscal 2019 from $3.9 million for the third quarter of fiscal 2018. The net income per diluted share was $0.71 per share for the third quarter of fiscal 2019, compared to $0.46 of net income per diluted share for the third quarter of fiscal 2018. Weighted average diluted shares outstanding decreased by approximately 498,000 shares to approximately 8,050,000 shares for the third quarter of fiscal 2019 from approximately 8,548,000 shares for the third quarter of fiscal 2018. The decrease in weighted average diluted shares outstanding was primarily due to the repurchase of shares of our common stock since the fiscal year-to-date period ended September 29, 2018, offset in part by the issuance or vesting of shares of restricted stock and time-vesting restricted stock units, and the exercise of stock options, since the third quarter of fiscal 2018.

Fiscal Year-to-Date Period Ended September 28, 2019 Compared to the Fiscal Year-to-Date Period Ended September 29, 2018

        Revenues.    Revenues increased by $23.2 million, or 7.5%, to $332.1 million for the fiscal year-to-date period ended September 28, 2019 from $308.9 million for the fiscal year-to-date period ended September 29, 2018. The increase in net revenue was a result of an increase in gross revenues of $23.8 million as compared to the fiscal year-to-date period ended September 29, 2018, offset by an increase in write-offs and reserves of $0.6 million as compared to the fiscal year-to-date period ended September 29, 2018. Utilization remained flat at 76% for the fiscal year-to-date period ended September 28, 2019 relative to the fiscal year-to-date period ended September 29, 2018, while consultant headcount increased during the period. Included in revenues are the effect of changes in currency exchange rates resulting in a decrease in revenue of $3.8 million for the fiscal year-to-date period ended September 28, 2019 and an increase in revenue of $3.3 million for the fiscal year-to-date period ended September 29, 2018, respectively.

        Overall, revenues outside of the U.S. represented approximately 21% of total revenues for each of the fiscal year-to-date periods ended September 28, 2019 and September 29, 2018. Revenues derived from fixed-price engagements were 23% and 22% of total revenues for the fiscal year-to-date periods ended September 28, 2019 and September 29, 2018, respectively. These percentages of revenue derived from fixed-price engagements depend largely on the proportion of our revenues derived from our management consulting business, which typically has a higher concentration of fixed-price service contracts.

        Costs of Services (exclusive of depreciation and amortization).    Costs of services (exclusive of depreciation and amortization) increased by $20.6 million, or 9.7%, to $233.4 million for the fiscal year-to-date period ended September 28, 2019 from $212.8 million for the fiscal year-to-date period ended September 29, 2018. The increase in costs of services was due primarily to an increase of $5.2 million in employee compensation and fringe benefit costs associated with our increased consulting headcount, an increase in incentive and retention compensation costs of $7.7 million, an increase in forgivable loan and incentive awards amortization of $1.7 million, and an increase in the valuation of the contingent consideration of $3.4 million, partially offset by a decrease in stock compensation expense of $1.1 million. Additionally, client reimbursable expenses increased by $4.3 million in the fiscal year-to-date period ended September 28, 2019 compared to the fiscal year-to-date period ended September 29, 2018. As a percentage of revenues, costs of services (exclusive of depreciation and amortization) increased to 70.3% for the fiscal year-to-date period ended September 28, 2019 from 68.9% for the fiscal year-to-date period ended September 29, 2018.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by $1.2 million, or 1.8%, to $68.9 million for the fiscal year-to-date period ended September 28, 2019 from $67.7 million for the fiscal year-to-date period ended September 29, 2018. The primary contributor to this increase was an increase in employee and incentive compensation of $1.3 million, a $0.7 million increase in travel and entertainment, a $0.5 million increase in training and marketing, a $0.6 million increase in subscriptions and licenses, a $1.0 million increase in rent, and a $0.2 million increase in commissions to our nonemployee experts for the fiscal year-to-date period ended September 30, 2019 as compared to the fiscal year-to-date period ended September 29, 2018, offset by a $2.0 million decrease in legal and other professional fees, a $1.0 million decrease in bad debt expense, and a $0.2 million decrease in other operating expenses.

        As a percentage of revenues, selling, general and administrative expenses decreased to 20.8% for the fiscal year-to-date period ended September 28, 2019 from 21.9% for the fiscal year-to-date period ended September 29, 2018 due primarily to the increase in revenues. Commissions to our nonemployee experts decreased to 2.9% of revenues for the fiscal year-to-date period ended September 28, 2019 compared to 3.0% of revenues for the fiscal year-to-date period ended September 29, 2018 as less revenue was sourced by nonemployee experts in the fiscal year-to-date period ended September 28, 2019 compared to the fiscal year-to-date period ended September 29, 2018.

        Provision for Income Taxes.    For fiscal year-to-date period ended September 28, 2019, our income tax provision was $4.8 million, and the effective tax rate was 22.9%, compared to a provision of $5.0 million and an effective tax rate of 24.1% for the fiscal year-to-date period ended September 29, 2018. The effective tax rate for the fiscal year-to-date period ended September 28, 2019 was lower than the prior year primarily due to the release of tax reserves as a result of expiration of statutes of limitation, partially offset by a decrease in the tax benefit related to share-based compensation. The effective tax rate in the fiscal year-to-date period ended September 28, 2019 was lower than the combined federal and state statutory tax rate primarily due to the release of tax reserves as a result of expiration of statutes of limitation, the tax benefit on share-based compensation, and the remeasurement of U.S deferred tax assets and liabilities based on the expected fiscal 2019 applicable state apportionment and statutory rates, partially offset by non-deductible items resulting from limitations on the deductibility of compensation paid to executive officers and the deductibility of meals and entertainment. The effective tax rate for the fiscal year-to-date period ended September 29, 2018 was lower than the combined federal and state statutory tax rate primarily due to the tax benefit on share-based compensation, partially offset by non-deductible items referenced above.

        Net Income.    Net income increased by $0.4 million to $16.0 million for the fiscal year-to-date period ended September 28, 2019 from $15.6 million for the fiscal year-to-date period ended September 29, 2018. The diluted net income per share was $1.94 for the fiscal year-to-date period ended September 28, 2019, compared to diluted net income per share of $1.81 for the fiscal year-to-date period ended September 29, 2018. Diluted weighted average shares outstanding decreased by approximately 410,000 to approximately 8,205,000 shares for the fiscal year-to-date period ended September 28, 2019 from approximately 8,615,000 shares for the fiscal year-to-date period ended September 29, 2018. The decrease in weighted average diluted shares outstanding was primarily due to the repurchase of shares of our common stock since the fiscal year-to-date period ended September 29, 2018, offset in part by the issuance or vesting of shares of restricted stock and time-vesting restricted stock units, and the exercise of stock options, since the third quarter of fiscal 2018.

Liquidity and Capital Resources

  Fiscal Year-to-Date Period Ended September 28, 2019

        We believe that our current cash, cash equivalents, cash generated from operations, and amounts available under our bank revolving line of credit will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

        General.    During the fiscal year-to-date period ended September 28, 2019, cash and cash equivalents decreased by $18.2 million. We completed the period with cash and cash equivalents of $19.8 million and working capital (defined as current assets less current liabilities) of $8.3 million. The principal drivers of the reduction of cash were payment of a significant portion of our fiscal 2018 performance bonuses in the second quarter of 2019, the funding of forgivable loans, the repurchase of shares, and capital expenditures related to the buildout of the expanded Boston office space, offset by net borrowings of $36.0 million.

        Of the total cash and cash equivalents held at September 28, 2019, $7.8 million was held within the U.S. We have sufficient sources of liquidity in the U.S., including cash from operations and availability on our revolving line of credit, to fund U.S. activities. At September 28, 2019, we had outstanding borrowings on the revolving line of credit of $36.0 million.

        Sources and Uses of Cash.    During the fiscal year-to-date period ended September 28, 2019, net cash used in operating activities was $19.9 million. Net income was $16.0 million for the fiscal year-to-date period ended September 28, 2019. The primary factor in cash used in operations was the decrease in the "accounts payable, accrued expenses, and other liabilities" line item of our consolidated statement of cash flows of $16.3 million. Other uses of cash included an increase of $14.6 million in unbilled receivables, a $5.7 million increase in prepaid expenses and other current assets and a $5.8 million decrease in lease liabilities. The change in forgivable loans for the period of $18.9 million was primarily driven by $32.3 million of forgivable loan issuances, net of repayments, offset by $13.3 million of forgivable loan amortization. Offsetting these uses of cash was a $3.5 million decrease in accounts receivable, net. Cash provided by operations included non-cash depreciation and amortization expense of $7.7 million, share-based compensation expenses of $2.6 million, and $7.8 million in ROU amortization.

        During the fiscal year-to-date period ended September 28, 2019, net cash used in investing activities was $12.5 million for capital expenditures primarily related to the buildout of the Boston and Cambridge, UK office space.

        During the fiscal year-to-date period ended September 28, 2019, net cash provided by financing activities was $14.8 million, primarily as a result of borrowings under the line of credit of $36.0 million, net of repayments, and $2.0 million received upon the issuance of shares of common stock related to the exercise of stock options. Offsetting these increases in cash were the tax withholding payments reimbursed by restricted shares of $0.4 million, payment of $4.7 million of cash dividends to shareholders, and $18.1 million of repurchases of common stock.

  Indebtedness

        We are party to a credit agreement that provides us with a $125.0 million revolving credit facility and a $15.0 million sublimit for the issuance of letters of credit. We may use the proceeds of the revolving credit facility to provide working capital and for other general corporate purposes. Generally, we may repay any borrowings under the revolving credit facility at any time, but must repay all borrowings no later than October 24, 2022. There was $36.0 million in outstanding borrowings under this revolving line of credit as of September 28, 2019.

        The amount available under this revolving line of credit is reduced by certain letters of credit outstanding, which amounted to $4.4 million as of September 28, 2019. Borrowings under the revolving credit facility bear interest at a rate per annum, at our election, of either (i) the adjusted base rate, as defined in the credit agreement, plus an applicable margin, which varies between 0.25% and 1.25% depending on our total leverage ratio as determined under the credit agreement, or (ii) the adjusted eurocurrency rate, as defined in the credit agreement, plus an applicable margin, which varies between 1.25% and 2.25% depending on our total leverage ratio. We are required to pay a fee on the unused portion of the revolving credit facility at a rate per annum that varies between 0.20% and 0.35% depending on our total leverage ratio. Borrowings under the revolving credit facility are secured by 100% of the stock of certain of our U.S. subsidiaries and 65% of the stock of certain of our foreign subsidiaries, which represent approximately $30.7 million in net assets as of September 28, 2019.

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

  Share Repurchases

        In February 2019, our Board of Directors authorized an expansion to our existing share repurchase program, authorizing the purchase of an additional $20.0 million of our common stock. We may repurchase shares under this program in open market purchases (including through any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. During the fiscal quarter and fiscal year-to-date period ended September 28, 2019, we repurchased and retired 157,402 shares and 421,112 shares, respectively, under our share repurchase program at an average price per share of $41.69 and $42.94, respectively. During the fiscal quarter and fiscal year-to-date period ended September 29, 2018, we repurchased and retired 215,585 shares and 378,477 shares, respectively, under our share repurchase program at an average price per share of $55.99 and $53.90, respectively. As of September 28, 2019, we had approximately $3.5 million available for future repurchases under our share repurchase program. We plan to finance future repurchases with available cash, cash from future operations and funds from our existing revolving credit facility. We expect to continue to repurchase shares under our share repurchase program.

  Dividends to Shareholders

        We anticipate paying regular quarterly dividends each year. These dividends are anticipated to be funded through cash flow from operations, available cash on hand, and/or borrowings under our revolving credit facility. Although we anticipate paying regular quarterly dividends on our common stock for the foreseeable future, the declaration of any future dividends is subject to the discretion of our Board of Directors. During the fiscal quarter and fiscal year-to-date period ended September 28, 2019, we paid dividends of $1.5 million and $4.8 million, respectively. During the fiscal quarter and fiscal year-to-date period ended September 29, 2018, we paid dividends of $1.4 million and $4.3 million respectively, to our shareholders.

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

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. This is done in order to ensure that information we are required to disclose in the reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 28, 2019, due to the material weaknesses in internal control over financial reporting related to the inadequate design or execution of internal controls over the completeness and accuracy of: 1) our contingent consideration and incentive-based compensation liabilities, including our internal controls over revenue forecasts and certain other assumptions used in the computation of these liabilities; 2) revenue and related reserves; 3) certain accounts payable and expense accruals; and 4) the evaluation of certain technical tax matters described in Item 9A of the 2018 Form 10-K.

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

Evaluation of Changes in Internal Control over Financial Reporting

        Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, we evaluated whether there were any changes in our internal control over financial reporting during the third quarter of fiscal 2019. Except for the ongoing remediation of the material weaknesses in internal controls over financial reporting noted above pursuant to the plan described in Item 9A of the 2018 Form 10-K, there were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during the third quarter of fiscal 2019, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

  •
  Continuing our evaluation of the design and operation of our internal controls related to fixed price contract revenue accounting, accounts payable and accrued expenses, including the evaluation of automated controls;

  •
  Developing and implementing management review procedures and controls over revenue forecasts and assumptions used in the computation of incentive-based compensation and contingent consideration;

  •
  Developing and implementing management review procedures and controls over revenue and related reserves, and income taxes;

  •
  Provided additional training on the importance of review controls and related documentation as well as effective review and documentation procedures;

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        (a)   Not applicable.

        (b)   Not applicable.

        (c)   The following table provides information about our repurchases of shares of our common stock during the fiscal quarter ended September 28, 2019. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the fiscal quarter into three periods of four weeks, four weeks, and five weeks, respectively, to coincide with our reporting periods during the third quarter of fiscal 2019.

 Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
June 30, 2019 to July 27, 2019	—	—	—	$10,075,100
July 28, 2019 to August 24, 2019	157,402	$41.69	157,402	$10,075,100
August 25, 2019 to September 28, 2019	—	—	—	$3,512,496

  On February 13, 2019, our Board of Directors authorized an expansion to our existing share repurchase program of an additional $20.0 million of outstanding shares of our common stock. We may repurchase shares under this program in open market purchases (including through any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. During the four weeks ended August 24, 2019, we repurchased and retired 157,402 shares under this program at an average price per share of $41.69. Approximately $3.5 million was available for future repurchases under this program as of September 28, 2019. We expect to continue to repurchase shares under this program.

ITEM 3.    Defaults Upon Senior Securities

        None.

ITEM 4.    Mine Safety Disclosures

        None.

ITEM 5.    Other Information

        None.

ITEM 6.    EXHIBIT INDEX

Item No.	Description
10.1	Third Amendment to Lease dated September 9, 2019 by and between CRA International, Inc. and 1411 IC-SIC Property LLC.
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer
32.1	Section 1350 certification
101
The following financial statements from CRA International, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2019, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Condensed Consolidated Income Statements (unaudited) for the fiscal quarters and the fiscal year to date periods ended September 28, 2019 and September 29, 2018, (ii) Condensed Consolidated Statements of Comprehensive Income (unaudited) for the fiscal quarters ended September 28, 2019 and September 29, 2018, (iii) Condensed Consolidated Balance Sheets (unaudited) as at September 28, 2019 and December 30, 2018, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the fiscal quarters ended September 28, 2019 and September 29, 2018, (v) Condensed Consolidated Statement of Shareholders' Equity (unaudited) for the fiscal quarters ended September 28, 2019 and September 29, 2018, and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRA INTERNATIONAL, INC.
Date: October 31, 2019	By:	/s/ PAUL A. MALEH Paul A. Maleh President and Chief Executive Officer
Date: October 31, 2019	By:	/s/ CHAD M. HOLMES Chad M. Holmes Chief Financial Officer, Executive Vice President and Treasurer
Date: October 31, 2019	By	/s/ DOUGLAS C. MILLER Douglas C. Miller Vice President and Chief Accounting Officer