Form 10-K
period 2019-12-28
CRA INTERNATIONAL, INC.
filed 2020-02-27
CIK 1053706

Use these links to rapidly review the document

CRA INTERNATIONAL, INC.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission file number: 000-24049

CRA International, Inc.

(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-2372210 (I.R.S. Employer Identification No.)
200 Clarendon Street, Boston, MA (Address of principal executive offices)	02116-5092 (Zip code)
617-425-3000 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, no par value	CRAI	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
 None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act (Check one):

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

          The aggregate market value of the stock held by non-affiliates of the registrant as of June 28, 2019, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing sale price of $38.33 as quoted on the NASDAQ Global Select Market as of such date, was approximately $291.0 million. Outstanding shares of common stock beneficially owned by executive officers and directors of the registrant and certain related entities have been excluded from this computation because these persons may be deemed to be affiliates. The fact that these persons have been deemed affiliates for purposes of this computation should not be considered a conclusive determination for any other purpose.

          As of February 21, 2020, CRA had outstanding 7,852,098 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

          The information required for Part III of this annual report is incorporated by reference from the registrant's definitive proxy statement for the 2019 annual meeting of its shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 28, 2019.

CRA INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED December 28, 2019

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

Introduction

        CRA International, Inc. ("CRA", "the Company", "us", "we", or "our") was incorporated as a Massachusetts corporation in 1965. We are a leading global consulting firm specializing in providing economic, financial and management consulting services. We advise clients on economic and financial matters pertaining to litigation and regulatory proceedings, and guide corporations through critical business strategy and performance-related issues. Since 1965, we have been engaged by clients for our unique combination of functional expertise and industry knowledge, and for our objective solutions to complex problems. We combine economic and financial analysis with expertise in litigation and regulatory support, business strategy and planning, market and demand forecasting, and policy analysis. We are often retained in high-stakes matters, such as multibillion-dollar mergers and acquisitions, new product introductions, major strategy and capital investment decisions, and complex litigation, the outcomes of which often have significant consequences for the parties involved. These matters often require independent analysis and, as a result, the parties involved must rely on outside experts. Our analytical strength enables us to reach objective, factual conclusions that help clients make important business and policy decisions and resolve critical disputes. Clients turn to us because we can provide highly credentialed and experienced economic and finance experts to address critical, tough assignments, with high-stakes outcomes.

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

Industry Overview

        Businesses are operating in an increasingly complex economic, legal, and regulatory environment. Our changing world economy has created immense challenges and opportunities for businesses. Companies across industry sectors are seeking new strategies appropriate for the current economic environment, as well as greater operational efficiencies. To accomplish these objectives, they must constantly gather, analyze, and use information wisely to assure that business decisions are well-informed. In addition, as markets have become global, companies have the opportunity to expand their presence throughout the world, which can expose them to increased competition and the uncertainties of foreign operations. Further, companies are increasingly relying on technological and business innovations to improve efficiency, thus increasing the importance of strategically analyzing their businesses and developing and protecting new technology. The increasing complexity and changing nature of the business environment are also forcing governments to modify their regulatory strategies. These constant changes in the regulatory environment and the evolving regulatory posture in the U.S. have led to frequent litigation and interaction with government agencies, as our clients attempt to interpret and react to the implications of this changing environment. Furthermore, as the general business and regulatory environment becomes more complex, corporate litigation has also become more complicated, protracted, expensive, and important to the parties involved.

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

        Highly Educated, Experienced, and Versatile Consulting Staff.    We believe our most important asset is our base of employee consultants, particularly our senior employee consultants. As of December 28, 2019, we employed 779 consultants, which consisted of 128 officers, 434 senior staff and 217 junior staff. Approximately 80% of our senior staff have advanced degrees, with 43% having doctorate degrees. We are extremely selective in our hiring of consultants, recruiting from leading universities, industry, and government. Many of our employee consultants are nationally or internationally recognized as experts in their respective fields and have published scholarly articles, lectured extensively, and been quoted in the press. In addition to their expertise in a particular field, most of our employee consultants are able to apply their skills across numerous practice areas. This flexibility in staffing engagements is critical to our ability to apply our resources to meet the demands of our clients. As a result, we seek to hire consultants who not only have strong analytical skills, but who are also creative, intellectually curious, and driven to develop expertise in new practice areas and industries.

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

Risk, Investigations & Analytics

Assisting clients facing complex legal and business challenges using a multidisclinplinary approach to collect, process, and analyze information, including large and complex data sets from internal and external sources, electronic communications and transactions, insights from public records, social media, and human intelligence. Services include investigative due diligence; independent monitoring; anti-money laundering and financial crimes advisory; litigation support; corporate intelligence; fraud and corruption investigations; asset tracking; social media analytics; account remediation; compliance assessment; and systems investigations.

Areas of Functional Expertise	Description of Area of Service
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

Industry Expertise

        We believe our ability to combine expertise in advanced economic and financial methods with in-depth knowledge of particular industries is one of our key competitive strengths. By maintaining expertise in certain industries, we provide clients practical advice tailored to their specific markets. This industry expertise, which we developed over decades of providing sophisticated consulting services to a diverse group of clients in many industries, differentiates us from many of our competitors. We believe that we have developed a strong reputation and substantial name recognition within specific industries, which has led to repeat business and new engagements from clients in those markets. While we provide services to clients in a wide variety of industries, we have particular expertise in the following industries:

  •
  Agriculture

  •
  Banking & Capital Markets

  •
  Chemicals

  •
  Communications & Media

  •
  Consumer Products

  •
  Energy

  •
  Entertainment

  •
  Financial Services

  •
  Health Care

  •
  Insurance

  •
  Life Sciences

  •
  Manufacturing

  •
  Metals, Mining, & Materials

  •
  Oil & Gas

  •
  Real Estate

  •
  Retail

  •
  Sports

  •
  Telecommunications

  •
  Transportation

  •
  Technology

Clients

        We have completed thousands of engagements for clients around the world, including domestic and foreign corporations; federal, state, and local domestic government agencies; governments of foreign countries; public and private utilities; accounting firms; and national and international trade associations. Frequently, we work with major law firms who approach us on behalf of their clients. While we have particular expertise in a number of industries, we provide services to a diverse group of clients in a broad range of industries. Our policy is to keep the identities of our clients confidential unless our work for the client is already publicly disclosed. Our clients come from a broad range of industries, with no single client accounting for more than 5% of our revenues in any of fiscal 2019, fiscal 2018, or fiscal 2017.

        We derived approximately 24%, 23%, and 25% of consolidated revenues from fixed-price contracts in fiscal 2019, fiscal 2018, and fiscal 2017, respectively. These contracts are more common in our management consulting area, and would likely grow in number with expansion of that area.

Software Subsidiary

        Please refer to the section captioned "Basis of Presentation" in note 1 of our Notes to Consolidated Financial Statements contained in this Form 10-K for more details regarding our majority owned subsidiary GNU, which was dissolved on December 15, 2017. We received the final liquidating distribution from GNU in December 2018.

Human Capital

        As of December 28, 2019, we employed 779 consultants, consisting of 128 officers, 434 senior staff and 217 junior staff. Approximately 80% of our senior staff have advanced degrees, with 43% having doctorate degrees, in addition to substantial management, technical, or industry expertise. We believe our financial results and reputation are directly related to the number and quality of our employee consultants.

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

Changes in global economic, business, health and political conditions could have a material adverse impact on our revenues, results of operations, and financial condition

        Overall global economic, business, health and political conditions, as well as conditions specific to the industries we or our clients serve, can affect our clients' businesses and financial condition, their demand or ability to pay for our services, and the market for our services. These conditions, all of which are outside of our control, include merger and acquisition activity levels, the availability, cost and terms of credit, the state of the United States and global financial markets, the levels of litigation and regulatory and administrative investigations and proceedings, global health crises and pandemics, and general economic and business conditions. In addition, many of our clients are in highly regulated industries, and regulatory and legislative changes affecting these industries could impact the market for our service offerings, render our current service offerings obsolete, or increase the competition among providers of these services. Although we are not able to predict the positive or negative effects that general changes in global economic, business and political conditions will have on our individual practice areas or our business as a whole, any specific changes in these conditions could have a material adverse impact on our revenues, results of operations and financial condition.

        The June 2016 referendum where voters in the United Kingdom ("UK") approved an exit from the European Union ("EU"), commonly referred to as "Brexit," created political, economic, and regulatory uncertainty in the UK, where our European operations are headquartered. The impact of Brexit depends on the terms of the UK's withdrawal from the EU. The UK formally left the EU on January 31, 2020 and is currently in a transition period through December 31, 2020. The UK and EU will use the transition period to negotiate other agreements, including trade agreements, though the long term relationship between the UK and EU is unclear and there is uncertainty as to when, or if, any agreement will be reached and implemented. Until such terms are known, there also remains substantial political, economic, and regulatory uncertainty that may not be fully realized for several years or more. This uncertainty may result in new regulatory, tax, operations, and cost challenges to our UK, European and global operations. Such uncertainties may significantly impact our business, as customers of UK-based operations evaluate their business needs in consideration of changing economic conditions or increased international regulatory complexities. Currency fluctuations caused by or relating to Brexit could adversely affect our financial position. Such uncertainties may significantly impact our business, as customers of our UK-based operations evaluate their business needs in consideration of changing economic conditions or increased international regulatory complexities.

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

        Additionally, in order to comply with the requirements of Accounting Standards Codification ("ASC") 842, Leases, which we adopted on December 30, 2018, we have been updating and enhancing our internal accounting systems and processes as well as our internal control over financial reporting. This has required the use of additional resources by us and may require incremental resources that could increase our operating costs in future periods as we continue to improve processes to better track and account for our lease inventory.

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

Information or technology systems failures, or a cybersecurity attack or other compromise of our or our client's confidential or proprietary information, could have a material adverse effect on our reputation, business and results of operations

        We rely upon our information and technology infrastructure and systems to operate, manage and run our business and to provide services to our clients. This includes infrastructure and systems for receiving, storing, hosting, analyzing, transmitting and securing our and our clients' sensitive, confidential or proprietary information, including, but not limited to, health and other personally-identifiable information and commercial, financial and consumer data. Our ability to secure and maintain the confidentiality and integrity of this information is critical to our reputation and the success of our businesses. We must comply with the privacy laws of all of the jurisdictions in which we operate, including the strict general data privacy regulation (GDPR) in the European Union and the California Consumer Protection Act (CCPA), and these laws are becoming increasingly complex and vary by jurisdiction. The costs of complying with these laws and any fines resulting from lack of compliance, and the other costs of protecting our and our clients' confidential information, could have a material effect on our financial results. In addition, we may be affected by or subject to events that are out of our control, including, but not limited to, cybersecurity or other malicious attacks, which continue to evolve and pose a constant risk, unauthorized system intrusions by unknown third parties, viruses, malicious software, worms, failures in our or our third party hosting sites' (whether hosted offsite or in the cloud) information and technology systems, disruptions in the Internet or electricity grids, natural disasters, and terrorism. Any of these events could disrupt our or our client's business operations or cause us or our clients to incur unanticipated losses, including the costs of investigating and remediating any such event and any fines related thereto, as well as reputational damage, any of which could have a material adverse effect on our business and results of operations.

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

  •
  uncertainty around how Brexit will impact the UK generally, including its impact on the regulatory environment, currency, tax, and operations that could disrupt trade, the sale of our services, the movement of our people between the UK, EU, and other locations, and the global economy;

  •
  restrictions on the repatriation of earnings;

  •
  potentially adverse tax consequences, such as changes in tax laws and statutory tax rates;

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

Fluctuations in currency exchange rates could adversely affect our operations

        We conduct our business in North America, Europe, and Australia, and the global scope of our business exposes us to risk of fluctuations in foreign currency markets. Specifically, our results of operations are subject to fluctuations primarily in the British Pound and Euro against the U.S. Dollar as well as the Euro against the British Pound. The fluctuation in foreign currency markets can both increase and decrease our overall revenue and expenses for any fiscal period, and therefore has a resulting negative impact on our reported results of operations and on our ability to predict our future results and earnings accurately. Additionally, global economic events, including Brexit, have caused and will continue to cause significant volatility in currency exchange rate fluctuations. The impact of Brexit on currency exchange rates and the significance of the resulting fluctuations in the exchange rate of the British Pound may not be fully realized for several years or more. Revenue generated from our UK-based operations was approximately 16% (which includes currency exchange effects) of our total revenues for the year ended December 28, 2019. We currently do not hedge our exposure to current foreign currency exchange risks by engaging in foreign exchange hedging transactions, though we may do so in the future.

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

  •
  our ability to implement billing rate increases or maintain billing rates;

  •
  the number, scope, and timing of ongoing client engagements;

  •
  the extent to which we can reassign our employee consultants efficiently from one engagement to the next;

  •
  the extent to which our employee consultants or clients take holiday, vacation, and sick time, including traditional seasonality related to summer vacation and holiday schedules;

  •
  employee hiring and attrition;

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

  •
  changes in quarterly dividends;

  •
  the extent of any repurchases of shares of our common stock;

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

Our performance could be affected if employees and non-employee experts default on loans

        We utilize forgivable loans with some of our employees and non-employee experts, other than our executive officers, as a way to attract and retain them. A portion of these loans is collateralized. Defaults under these loans could have a material adverse effect on our consolidated statements of operations, financial condition and liquidity.

Fluctuations in the types of service contracts we enter into may adversely impact revenue and results of operations

        We derive a portion of our revenues from fixed-price contracts. These contracts are more common in our management consulting area, and would likely grow in number with expansion of that area. Fluctuations in the mix between time-and-material contracts, fixed-price contracts and arrangements with fees tied to performance-based criteria may result in fluctuations of revenue and results of operations. In addition, if we fail to estimate accurately the resources required for a fixed-price project or fail to satisfy our contractual obligations in a manner consistent with the project budget, we might generate a smaller profit or incur a loss on the project. On occasion, we have had to commit unanticipated additional resources to complete projects, and we may have to take similar action in the future, which could adversely affect our revenues and results of operations. Revenues generated from fixed-price contracts was approximately 24% of our total revenues for the year ended December 28, 2019.

There can be no assurance that we will continue to declare cash dividends at all or in any particular amounts

        Our Board of Directors declared the first quarterly dividend on our common stock during 2016 and we have continued to pay quarterly dividends throughout fiscal 2019. Although we anticipate paying regular quarterly dividends on our common stock for the foreseeable future, the declaration of dividends is subject to the discretion of our Board of Directors, and is restricted by applicable state law limitations on distributions to shareholders. As a result, the amount, if any, of the dividends to be paid by us in the future depends upon a number of factors, including but not limited to our available cash on hand, anticipated cash needs, overall financial condition, and future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors. In addition, our Board of Directors may also suspend the payment of dividends at any time. Any reduction or suspension in our dividend payments could adversely affect the price of our common stock.

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

Our debt obligations may adversely impact our financial performance

        We rely on our cash and cash equivalents, cash flows from operations and borrowings under our credit agreement to fund our short-term and anticipated long-term operating activities. We have a revolving line of credit with our bank for $125.0 million. The amounts available under this line of credit are constrained by various financial covenants and reduced by certain letters of credit outstanding. Our loan agreement with the bank will mature on October 24, 2022. At February 21, 2020, we had borrowings outstanding under the credit agreement of $30.0 million and approximately $90.6 million available for future borrowings, after consideration of outstanding letters of credit. The degree to which we are leveraged could adversely affect our ability to obtain further financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to secure short-term and long-term debt or equity financing in the future will depend on several factors, including our future profitability, the levels of our debt and equity, restrictions under our existing revolving line of credit, and the overall credit and equity market environments.

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

Item 1B—Unresolved Staff Comments

        Not applicable.

Item 2—Properties

        In the aggregate, as of December 28, 2019, we leased approximately 375,620 square feet of office space in locations around the world, including Boston, San Francisco, Oakland, New York, Chicago, London, and Washington, D.C. Additionally, as of December 28, 2019, we have committed to leasing additional office space of 7,050 square feet beginning in fiscal 2020.

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

        Shareholders. We had approximately 79 holders of record of our common stock as of February 21, 2020. This number does not include shareholders for whom shares were held in a "nominee" or "street" name.

        Repurchases of Equity Securities.    The following table provides information about our repurchases of shares of our common stock during the fiscal quarter ended December 28, 2019. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the fiscal quarter into three periods of four weeks, four weeks and five weeks, respectively, to coincide with our reporting periods during the fourth quarter of fiscal 2019.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
September 29, 2019 to October 26, 2019	—	—	—	$3,512,496
October 27, 2019 to November 23, 2019	32,678	$50.89 per share	—	$3,512,496
November 24, 2019 to December 28, 2019	2,338	$53.27 per share	—	$3,512,496

(1)
During the four weeks ended November 23, 2019, we accepted 32,678 shares of our common stock as a tax withholding from certain of our employees, in connection with the vesting of restricted stock units that occurred during the period, pursuant to the terms of our 2006 equity incentive plan, at the average price per share of $50.89. During the five weeks ended December 28, 2019, we accepted 2,338 shares of our common stock as a tax withholding from certain of our employees, in connection with the vesting of restricted stock units that occurred during the period, pursuant to the terms of our 2006 equity incentive plan, at the average price per share of $53.27.

(2)
On each of February 13, 2019 and February 7, 2020, our Board of Directors authorized an expansion to our existing share repurchase program of an additional $20.0 million of outstanding shares of our common stock. We may repurchase shares under this program in open market purchases (including through any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. Approximately $3.5 million and $23.5 million was available for future repurchases under this program as of December 28, 2019 and February 21, 2020 respectively. We expect to continue to repurchase shares under this program.

        Shareholder Return Performance Graph.(1)    The graph below compares the cumulative 5-year total return of holders of our common stock with the cumulative total returns of the NASDAQ Composite index and a customized peer group of three companies consisting of Exponent Inc., FTI Consulting Inc. and Huron Consulting Group Inc.

        The graph tracks the performance of a $100 investment in our common stock, in the peer group, and in a market index (with the reinvestment of all dividends) from January 3, 2015 to December 28, 2019. We initiated a quarterly dividend in the fourth quarter of fiscal 2016 and continued to pay quarterly dividends throughout fiscal 2019. Although we anticipate paying regular quarterly dividends on our common stock for the foreseeable future, the declaration of any future dividends is subject to the discretion of our Board of Directors. The performance of the market index and the peer group indices is shown on a total return (dividends reinvested) basis.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among CRA International, Inc., the NASDAQ Composite Index,
and a Peer Group

*
$100 invested on 1/3/15 in stock or 12/31/14 in index, including reinvestment of dividends. Indexes calculated on month-end basis.

	1/3/15	1/2/16	12/31/16	12/30/17	12/29/18	12/28/19
CRA International, Inc.	100.00	61.43	121.10	151.05	139.37	185.84
NASDAQ Composite	100.00	100.70	118.93	154.17	149.80	204.76
Peer Group(2)	100.00	98.16	110.70	110.42	155.79	237.45

(1)
This performance graph shall not be deemed to be "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section, and shall not be deemed incorporated by reference into any filing of CRA International, Inc. under the Securities Act of 1933, as amended.

(2)
One of the companies previously included in our peer group has been acquired by another company and delisted as of December 28, 2019. The company has been excluded from our peer group in the above graph.

        The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6—Selected Financial Data

        The following selected consolidated financial data for each of the fiscal years in the five-year period ended December 28, 2019, has been derived from our audited consolidated financial statements. The data presented below should be read in conjunction with our consolidated financial statements and the related notes included in Item 8 of this annual report on Form 10-K. A number of factors impact the presentation and comparability of our consolidated statements of operations and our consolidated balance sheet. The most significant of these factors include acquisitions, impairment charges on long lived assets and goodwill, gains on sale of business assets, and the adoptions of ASC 606 and ASC 842.

	December 28, 2019 (52 weeks)	December 29, 2018 (52 weeks)	December 30, 2017 (52 weeks)	December 31, 2016 (52 weeks)	January 2, 2016 (52 weeks)
Consolidated Statements of Operations Data(1):
Revenues	$451,370	$417,648	$370,075	$324,779	$303,559
Cost of services (exclusive of depreciation and amortization)	317,761	289,185	258,829	227,380	207,650
Selling, general and administrative expenses (2)	93,613	89,533	86,537	70,584	72,439
Depreciation and amortization	10,648	9,995	8,945	7,896	6,552
GNU goodwill impairment	—	—	—	—	4,524

Income from operations	29,348	28,935	15,764	18,919	12,394
GNU gain on extinguishment of debt	—	—	—	—	606
GNU gain on sale of business assets and subsequent liquidation	—	258	250	3,836	—
Interest expense, net	(1,254)	(647)	(484)	(469)	(538)
Other income (expense), net	(1,297)	387	(366)	(397)	(647)

Income before provision for income taxes and noncontrolling interest	26,797	28,933	15,164	21,889	11,815
Provision for income taxes	(6,050)	(6,461)	(7,463)	(7,656)	(5,490)

Net income	20,747	22,472	7,701	14,233	6,325
Net (income) loss attributable to noncontrolling interest, net of tax	—	20	(77)	(1,345)	1,332

Net income attributable to CRA International, Inc.	$20,747	$22,492	$7,624	$12,888	$7,657

Net income per share attributable to CRA International, Inc.:
Basic	$2.63	$2.76	$0.91	$1.50	$0.84

Diluted	$2.53	$2.61	$0.89	$1.49	$0.83

Weighted average number of shares outstanding:
Basic	7,866	8,107	8,292	8,503	9,010

Diluted	8,167	8,570	8,497	8,601	9,195

Dividends per share	$0.83	$0.71	$0.59	$0.14	—

	December 28, 2019	December 29, 2018	December 30, 2017	December 31, 2016	January 2, 2016
Consolidated Balance Sheets Data(1):
Working capital	$12,667	$38,643	$62,300	$76,411	$54,336
Total assets	533,243	370,846	361,757	323,642	313,717
Total long-term debt	—	—	—	—	—
Total shareholders' equity	197,751	196,472	207,229	207,883	211,068

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

        We derive revenues principally from professional services rendered by our employee consultants. In most instances, we charge clients on a time-and-materials basis and recognize revenues in the period when we provide our services. We charge consultants' time at hourly rates, which vary from consultant to consultant depending on a consultant's position, experience, expertise, and other factors. We derive a portion of our revenues from fixed-price engagements. Revenues from fixed-price engagements are recognized using a proportional performance method based on the ratio of costs incurred to the total estimated project costs. We generate substantially all of our professional services fees from the work of our own employee consultants and a portion from the work of our non-employee experts. Factors that affect our professional services revenues include the number and scope of client engagements, the number of consultants we employ, the consultants' billing rates, and the number of hours our consultants work. Revenues also include reimbursements for costs we incur in fulfilling our performance obligations, including travel and other out-of-pocket expenses, fees for outside consultants and other reimbursable expenses.

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

Utilization and Seasonality

        We derive the majority of our revenues from the number of hours worked by our employee consultants. Our utilization of those employee consultants is one key indicator that we use to measure our operating performance. We calculate utilization by dividing the total hours worked by our employee consultants on engagements during the measurement period by the total number of hours that our employee consultants were available to work during that period. Utilization was 75%, 76%, and 74% for fiscal 2019, fiscal 2018, and fiscal 2017, respectively.

        We experience certain seasonal effects that impact our revenue. Concurrent vacations or holidays taken by a large number of consultants can adversely impact our revenue. For example, we usually experience fewer billable hours in our fiscal third quarter, as that is the summer vacation season for most of our offices, and in our fiscal fourth quarter, as that is the quarter that typically includes the December holiday season. In addition, much of our junior staff hiring occurs in our fiscal third quarter during which our new colleagues receive training and become acclimated to the organization. As a result, utilization may be impacted for the latter half of the year.

International Operations

        Revenues outside of the U.S. accounted for approximately 21%, 21%, and 20% of our total revenues in fiscal 2019, fiscal 2018, and fiscal 2017, respectively. Revenue by country is detailed in note 2 to our Notes to Consolidated Financial Statements.

Noncontrolling Interest

        Please refer to the section captioned "Basis of Presentation" in note 1 of our Notes to Consolidated Financial Statements contained in this Form 10-K.

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

        Our significant accounting policies are discussed in note 1 "Summary of Significant Accounting Policies" in our Notes to Consolidated Financial Statements. A summary of the accounting policies that we believe are most critical to understanding and evaluating our financial results is set forth below. We believe the following accounting policies involve our most subjective and complex judgments that have the most significant potential impact to the presentation of our financial statements. This summary should be read in conjunction with our consolidated financial statements and the related notes included in Item 8 of this annual report on Form 10-K.

        Revenue Recognition.    We adopted ASC Topic 606, Revenue from Contracts with Customers ("ASC 606") on December 31, 2017 using the modified retrospective method for all contracts not completed as of the date of adoption. Revenue is recognized under ASC 606 when we satisfy a performance obligation by transferring services promised in a contract to a client in an amount that reflects the consideration that we expect to receive in exchange for those services. Performance obligations in our contracts represent distinct or separate service streams that we provide to our clients.

        We evaluate our revenue contracts with clients based on the five-step model under Revenue from Contracts with Customers : (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to separate performance obligations; and (5) recognize revenues when (or as) each performance obligation is satisfied. If, at the outset of an arrangement, we determine that an enforceable contract does not exist, revenues are deferred until all criteria for an enforceable contract are met.

        We derive substantially all of our revenues from the performance of professional services for our clients. The contracts that we enter into and operate under specify whether the engagement will be billed on a time-and-materials basis or a fixed-price basis. These engagements generally last three to six months, although some of our engagements can be much longer in duration. Each contract must be approved by one of our vice presidents.

  •
  Time-and-materials arrangements require the client to pay us based on the number of hours worked at contractually agreed-upon hourly rates. We recognize revenues from these arrangements based on hours incurred and contracted rates based a right-to-payment for services completed to date. When a time-and-materials arrangement has a "cap" or "limit" amount, we recognize revenue up to the cap or limit amount specified by the client, based on the efforts or hours incurred and expenses incurred. Thereafter, revenue is reserved pending an amendment of the cap or limit.

  •
  Fixed-price arrangements require the client to pay a contractually agreed-upon fee in exchange for a pre-established set of professional services. We base our fees on our estimates of the costs and timing for completing a performance obligation. We generally recognize revenues under fixed-price arrangements using a proportional performance method, which is based on the ratio of costs incurred to the total estimated costs for completing a performance obligation. Our fixed-price arrangements generally have a single performance obligation. For arrangements that contain multiple performance obligations, the fixed price is allocated based on the estimated relative standalone selling prices of the promised services underlying each performance obligation.

        Variable consideration to be included in the transaction price is estimated based on the most likely amount we expect to be entitled to if it is probable that a significant future reversal of cumulative revenue under the contract will not occur. We base our estimate of variable consideration on historical realization rates.

        Reimbursable expenses, including those relating to travel, out-of-pocket expenses, outside consultants and other outside service costs, are generally included in revenues, and an equivalent amount of reimbursable expenses is included in costs of services in the period in which the expense is incurred.

        Differences between the timing of billing and the recognition of revenue are recognized as either unbilled services or deferred revenues in the accompanying consolidated balance sheets. Revenues recognized for services performed but not yet billed to clients are recorded as unbilled services. Client prepayments and retainers are classified as deferred revenues and recognized over future periods as earned in accordance with the applicable retention agreement.

        Prior to our adoption of ASC 606, as discussed above, we followed the revenue recognition guidance as issued in ASC Topic 605, Revenue Recognition ("ASC 605"). Our accounting policies as they related to revenue recognition under ASC 605 are discussed in note 1 "Summary of Significant Accounting Policies" in our Notes to Consolidated Financial Statements.

        Deferred Compensation.    We account for performance-based and service-based cash awards using an accrual method where changes in estimates are accounted for prospectively over the remaining service period. To the extent the terms of an award attribute all or a portion of the expected future benefits to a period of service greater than one year, the cost of those benefits is accrued over the employee's or non-employee's requisite service period in a systematic and rational manner, usually on a straight-line basis.

        The requisite service period typically ranges from three to six years starting with the employee's employment date or non-employee's affiliation date. For an employee or non-employee consultant currently affiliated with us, the requisite service period generally begins at the start of the award's measurement period. A recipient of such an award is expected to be employed by or affiliated with us for the entire measurement period. If the recipient's employment or affiliation with us terminates during the measurement period, the amount paid will be determined in accordance with the recipient's specific contract provisions.

        The terms of award agreements may include the achievement of minimum required financial targets over the award's measurement period. These financial targets may include a measure of revenue generation, profitability or both. The amount of the liability of the award agreements is estimated based on internally generated financial projections. The process of projecting these financial targets over the measurement period is highly subjective and requires significant judgment and estimates.

There can be no assurance that the estimates and assumptions used in preparing these projections will prove to be accurate.

        Valuation of the Contingent Consideration Liability.    We account for our contingent consideration liability by remeasuring the obligation to fair value each reporting period, estimated based on a Monte Carlo simulation. The fair value measurement of these liabilities is based on significant inputs not observed in the market. The significant unobservable inputs used in the fair value measurements of these contingent consideration liabilities are our measures of the estimated payouts based on internally generated revenue projections, expected volatility of the revenue projections, and discount rates. The process of developing financial projections is highly subjective and requires significant judgment and estimates. There can be no assurance that the estimates and assumptions used in preparing these projections will prove to be accurate. We reassess the fair value of these contingent consideration liabilities on a quarterly basis using additional information as it becomes available. Any change in the fair value estimates are recorded in the earnings of that period.

        Accounting for Income Taxes.    We record income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized based on estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. We include in our estimate of deferred tax assets and liabilities an estimate of the realizable benefits from operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss; changes to the valuation allowance; changes to federal, state, or foreign tax laws; future expansion into areas with varying country, state, and local income tax rates; deductibility of certain costs; uncertain tax positions; expenses by jurisdiction; and results of acquisitions or dispositions.

        The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several different tax jurisdictions. We are periodically reviewed by domestic and foreign tax authorities. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. We account for uncertainties in income tax positions in accordance with ASC Topic 740. The number of years with open tax audits varies depending on the tax jurisdiction.

Recent Accounting Standards Adopted and Not Yet Adopted

        Please refer to the sections captioned "Recent Accounting Standards Adopted" and "Recent Accounting Standards Not Yet Adopted" in note 1 of our Notes to Consolidated Financial Statements contained in this Form 10-K.

Results of Operations

        The following table provides operating information as a percentage of revenues for the periods indicated:

	Fiscal Year Ended
	December 28, 2019 (52 weeks)	December 29, 2018 (52 weeks)	December 30, 2017 (52 weeks)
Revenues	100.0%	100.0%	100.0%
Cost of services (exclusive of depreciation and amortization)	70.4	69.2	69.9
Selling, general and administrative expenses	20.7	21.5	23.4
Depreciation and amortization	2.4	2.4	2.4

Income from operations	6.5	6.9	4.3
GNU gain on sale of business assets and subsequent liquidation	—	0.1	0.1
Interest expense, net	(0.3)	(0.2)	(0.2)
Foreign currency gains (losses), net	(0.3)	0.1	(0.1)

Income before provision for income taxes	5.9	6.9	4.1
Provision for income taxes	(1.3)	(1.5)	(2.0)

Net income	4.6	5.4	2.1
Net (income) loss attributable to noncontrolling interest, net of tax	—	0.0	(0.0)

Net income attributable to CRA International, Inc.	4.6%	5.4%	2.1%

Fiscal 2019 Compared to Fiscal 2018

        Our fiscal year end is the Saturday nearest December 31 of each year. Our fiscal years periodically contain 53 weeks rather than 52 weeks. Fiscal 2019 and fiscal 2018 were both 52-week years.

        Revenues.    Revenues increased by $33.8 million, or 8.1%, to $451.4 million for fiscal 2019 from $417.6 million for fiscal 2018. The increase in net revenue was a result of an increase in gross revenues of $35.7 million as compared to fiscal 2018, coupled with an increase in write-offs and reserves of $1.9 million as compared to fiscal 2018. Utilization decreased to 75% for fiscal 2019 from 76% for fiscal 2018, while consultant headcount increased by 92 consultants during fiscal 2019. Billable hours increased by 5.6% for fiscal 2019 when compared to fiscal 2018.

        Overall, revenues outside of the U.S. represented approximately 21% and 21% of total revenues for fiscal 2019 and fiscal 2018, respectively. Revenues derived from fixed-price engagements increased to 24% of total revenues for fiscal 2019 as compared with 23% for fiscal 2018. Revenues derived from time-and-materials engagements decreased to 76% of total revenues for fiscal 2019 as compared with 77% for fiscal 2018. The percentages of revenue derived from fixed-price engagements depend largely on the proportion of our revenues derived from our management consulting business, as the management consulting business typically has a higher concentration of fixed-price service engagements.

        Costs of Services (exclusive of depreciation and amortization).    Costs of services (exclusive of depreciation and amortization) increased by $28.6 million, or 9.9%, to $317.8 million for fiscal 2019 from $289.2 million for fiscal 2018. The increase in costs of services was due primarily to an increase of $8.9 million in employee compensation and fringe benefit costs attributable to salaries and benefits associated with our increased consulting headcount, an increase in expense related to contingent consideration of $4.3 million, an increase in forgivable loan amortization of $2.7 million, and an increase in incentive and retention compensation costs of $8.0 million. Additionally, client reimbursable expenses increased by $6.1 million in fiscal 2019 compared to fiscal 2018. These increases were partially offset by a decrease in stock compensation expense of $1.4 million. Despite the overall increase in cost of services, as a percentage of net revenue, costs of services remained relatively flat at 70.4% for fiscal 2019 and 69.2% for fiscal 2018.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by $4.1 million, or 4.6%, to $93.6 million for fiscal 2019 from $89.5 million for fiscal 2018. This increase was due primarily to a $2.7 million increase in rent expense due to additional leased space in our Boston and Oakland offices, as well as an increase in commissions to our nonemployee experts of $0.6 million, resulting from higher percentage of our revenue for the year sourced by our nonemployee experts, as compared to fiscal 2018. Additional factors contributing to this increase were a $1.7 million increase in salaries and benefits and $0.2 million increase in other operating expenses. Offsetting these increases was a $1.1 million decrease in bad debt expense.

        As a percentage of revenues, selling, general and administrative expenses decreased to 20.7% for fiscal 2019 from 21.5% for fiscal 2018 due primarily to the increase in revenues. Commissions to non-employee experts decreased to 2.8% of revenue in fiscal 2019 compared to 2.9% of revenue in fiscal 2018 as less revenue as a percentage of overall revenue was sourced by nonemployee experts in fiscal 2019.

        Provision for Income Taxes.    For fiscal 2019, our income tax provision was $6.0 million and the effective tax rate was 22.6%, as compared to a provision of $6.5 million and an effective tax rate of 22.3% for fiscal 2018. The effective tax rate for fiscal 2019 was slightly higher than the prior year due to jurisdictional mix of earnings, the effect of non-deductible executive compensation, the impact of the revaluation of foreign currency, and a decrease in the tax benefit related to share-based compensation. The increases to the rate from these items were mostly offset by the release of tax reserves as a result of the expiration of statutes of limitation. The effective tax rate for fiscal 2019 was lower than our combined federal and state statutory rate primarily due to the tax benefit on share-based compensation and the reversal of tax reserves as a result of expiration of statutes of limitation. This was partially offset by non-deductible items resulting from limitations on the deductibility of compensation paid to executive officers and the deductibility of meals and entertainment. The effective tax rate for fiscal 2018 was lower than our combined federal and state statutory rate primarily due to the tax benefit related to share-based compensation partially offset by higher non-deductible items resulting from limitations on the deductibility of executive compensation and the deductibility of meals and entertainment.

        Net Income Attributable to CRA International, Inc.    Net income attributable to CRA International, Inc. decreased by $1.8 million to net income of $20.7 million for fiscal 2019 from net income of $22.5 million for fiscal 2018.

        The diluted net income per share was $2.53 per share for fiscal 2019, compared to diluted net income per share of $2.61 per share for fiscal 2018. Diluted weighted average shares outstanding decreased by approximately 403,000 shares to approximately 8,167,000 shares for fiscal 2019 from approximately 8,570,000 shares for fiscal 2018. The decrease in diluted weighted average shares outstanding was primarily due to the repurchase of shares of our common stock since December 29, 2018, offset in part by the issuance or vesting of shares of restricted stock and time-vesting restricted stock units, and the exercise of stock options.

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

Liquidity and Capital Resources

        We believe that current cash, cash equivalents, cash generated from operations, and amounts available under our revolving credit facility will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

        General.    In fiscal 2019, our cash and cash equivalents decreased by $12.4 million, completing the year with cash and cash equivalents of $25.6 million. The principal drivers of the reduction of cash were payment of our fiscal 2018 performance bonuses in the first half of 2019, payments made in respect of forgivable loans, the repurchase and retirement of shares of our common stock throughout the year under our share repurchase program, payments of dividends, and the buildout costs of our Boston, Oakland, and Cambridge (UK) offices, offset by changes in other cash flows from operations as described below. During fiscal 2019, working capital (defined as current assets less current liabilities) decreased by $26.1 million to $12.6 million. The reduction in working capital was principally due to an increase in accrued expenses of $13.0 million and the recording of the current portion of our lease liabilities of $12.8 million, which we began recording during fiscal 2019 as part of our adoption of ASC 842.

        At December 28, 2019, $2.1 million of our cash and cash equivalents were held within the U.S. We have sufficient sources of liquidity in the U.S., including cash flow from operations and availability on our revolving line of credit to fund U.S. operations without the need to repatriate funds from our foreign subsidiaries. As of December 28, 2019, CRA's cash accounts were concentrated at two financial institutions, which potentially exposes CRA to credit risks. The financial institutions both have short-term credit ratings of A-2 by Standard & Poor's ratings services. CRA has not experienced any losses related to such accounts. CRA does not believe that there is significant risk of non-performance by the financial institutions, and its cash on deposit is fully liquid. From time to time, CRA also makes investments in treasury money market mutual fund shares with a credit rating of AAA by Moody's. CRA continually monitors the credit ratings of these institutions.

        Sources and Uses of Cash.    During fiscal 2019, net cash provided by operations was $27.8 million. Net income was $20.7 million for fiscal 2019. Cash provided by operations includes non-cash items including depreciation and amortization expense of $10.6 million, share-based compensation expenses of $3.5 million, and right-of-use asset amortization of $10.7 million, offset by a non-cash decrease in deferred income taxes of $1.2 million. Sources of cash were an increase in accounts payable, accrued expenses, and other liabilities of $16.2 million, and an increase in incentive cash awards of $4.8 million. Offsetting these sources of cash are an increase in accounts receivable of $12.8 million, a decrease in prepaid expenses and other current assets of $2.1 million, a $6.2 million decrease in lease liabilities, and an increase in forgivable loans of $16.3 million. The change in forgivable loans was primarily driven by $34.0 million of forgivable loan issuances, net of repayments, offset by $17.7 million of forgivable loan amortization.

        During fiscal 2019, net cash used in investing activities was $16.7 million for capital expenditures.

        We used $23.8 million of net cash in financing activities during fiscal 2019, primarily as a result of $18.1 million of repurchases of our common stock, payment of $6.5 million of cash dividends to shareholders, and tax withholding payments reimbursed by restricted shares of $2.2 million. Offsetting these uses in cash was $3.2 million received upon the issuance of shares of common stock related to the exercise of stock options.

  Indebtedness

        We are party to a $125.0 million revolving credit facility, which includes a $15.0 million sublimit for the issuance of letters of credit. We may use the proceeds of the revolving credit facility for working capital and other general corporate purposes. Generally, we may repay borrowings under the revolving credit facility at any time, but must repay all borrowings no later than October 24, 2022. There were no borrowings outstanding under this revolving credit facility as of December 28, 2019.

        The amount available under this revolving credit facility was reduced by $4.4 million of letters of credit outstanding as of December 28, 2019. Borrowings under the revolving credit facility bear interest at a rate per annum, at our election, of either (i) the adjusted base rate, as defined in the credit agreement, plus an applicable margin, which varies between 0.25% and 1.25% depending on our total leverage ratio as determined under the credit agreement, or (ii) the adjusted eurocurrency rate, as defined in the credit agreement, plus an applicable margin, which varies between 1.25% and 2.25% depending on our total leverage ratio. We are required to pay a fee on the unused portion of the revolving credit facility at a rate per annum that varies between 0.20% and 0.35% depending on our total leverage ratio. Borrowings under the revolving credit facility are secured by 100% of the stock of certain of our U.S. subsidiaries and 65% of the stock of certain of our foreign subsidiaries, which represent approximately $32.9 million in net assets as of December 28, 2019.

        Under the credit agreement, we must comply with various financial and non-financial covenants. Compliance with these financial covenants is tested on a fiscal quarterly basis. Any indebtedness outstanding under the revolving credit facility may become immediately due and payable upon the occurrence of stated events of default, including our failure to pay principal, interest or fees or a violation of any financial covenant. The financial covenants require us to maintain an adjusted consolidated EBITDA to consolidated interest expense ratio of more than 2.5:1.0 and to comply with a consolidated debt to adjusted consolidated EBITDA ratio of not more than 3.0:1.0. The non-financial covenant restrictions of the senior credit agreement include, but are not limited to, our ability to incur additional indebtedness, engage in acquisitions or dispositions, and enter into business combinations. At December 28, 2019 and currently, we are in compliance with all such tests under the credit agreement.

  Forgivable Loans and Term Loans

        In order to attract and retain highly skilled professionals, we may issue forgivable loans or term loans to employees and non-employee experts. A portion of these loans is collateralized by key person life insurance. The forgivable loans have terms that are generally between two and eight years. The principal amount of forgivable loans and accrued interest is forgiven by us over the term of the loans, so long as the employee or non-employee expert continues employment or affiliation with us and complies with certain contractual requirements. The expense associated with the forgiveness of the principal amount of the loans is recorded as compensation expense over the service period, which is consistent with the term of the loans.

  Compensation Arrangements

        We have entered into compensation arrangements for the payment of incentive performance awards to certain of our non-employee experts and employees that are payable if specific performance targets are met. These financial targets may include a measure of revenue generation, profitability or both. The amounts of the awards to be paid under these compensation arrangements could fluctuate depending on future performance during the applicable measurement periods. Changes in the estimated awards are expensed prospectively over the remaining service period. We believe that we will have sufficient funds to satisfy any cash obligations related to the incentive performance awards. We expect to fund any cash payments from existing cash resources, cash generated from operations, or borrowings on our revolving credit facility.

  Share-Based Compensation Expense

        We have an active equity incentive plan. Our Amended and Restated 2006 Equity Incentive Plan, as amended (the "2006 Equity Plan"), authorizes the grant of a variety of incentive and performance equity awards to our directors, employees and non-employee experts, including stock options, shares of restricted stock, restricted stock units, and other equity awards. The 2006 Equity Plan has used standard "fungibility ratios" to count grants of full-share awards (such as shares of restricted stock and restricted stock units) against the maximum number shares issuable under the plan. The current fungibility ratio, applicable to full-share grants made on or after April 30, 2010, is 1.83. The fungibility ratio applicable to full-share grants made before March 12, 2008 was 1.8, and the fungibility ratio applicable to full-share grants made from March 12, 2008 and before April 30, 2010 was 2.2. The fungibility ratio does not apply to grants of stock options. The maximum number of shares issuable under the 2006 Equity Plan is 5,649,000, consisting of (1) 500,000 shares initially reserved for issuance under the 2006 Equity Plan, (2) 1,000,000 shares that either remained for future awards under our 1998 Incentive and Nonqualified Stock Option Plan (the "1998 Option Plan") on April 21, 2006, the date our shareholders initially approved the 2006 Equity Plan, or were subject to stock options issued under the 1998 Option Plan that were forfeited or terminated after April 21, 2006, (3) 210,000 shares approved by our shareholders in 2008, (4) 1,464,000 shares approved by our shareholders in 2010, and (5) the 2,500,000 shares approved by our shareholders in 2012 reduced by the 800,000 shares cancelled by our board of directors in fiscal 2016, (6) the 400,000 shares approved by CRA's shareholders on July 12, 2017, and (7) the 375,000 shares approved by CRA's shareholders on July 11, 2018.

        As of December 28, 2019, there were 623,212 shares of our common stock available for award grants under the 2006 Equity Incentive plan, calculated as follows:

	Actual Shares	Shares Using Fungibility Ratio
Maximum shares of common stock issuable under the 2006 Equity Plan		5,649,000
Full-share awards granted/reserved through March 12, 2008	471,827	(849,289)
Full-share awards granted/reserved from March 12, 2008 to April 29, 2010	352,932	(776,450)
Full-share awards granted/reserved on or after April 30, 2010	2,095,595	(3,833,474)
Cancellation of full-share awards granted/reserved through March 12, 2008	91,277	164,299
Cancellation of full-share awards granted/reserved between March 12, 2008 and April 29, 2010	91,964	202,321
Cancellation of full-share awards granted/reserved on or after April 30, 2010	667,304	1,221,167
Options granted		(1,422,761)
Options cancelled		229,404
Options forfeited		38,995

Shares available for grant under the 2006 Equity Plan as of December 28, 2019		623,212

        Additionally, the following table summarizes stock options outstanding and stock options exercisable as of December 28, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 28, 2019	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number Exercisable at December 28, 2019	Weighted-Average Remaining Contractual Life (years)	Weighted- Average Exercise Price
$18.48 - 20.00	105,406	0.90	$18.48	105,406	0.90	$18.48
$20.01 - 26.24	152,346	2.87	21.52	152,346	2.87	21.52
$26.25 - 30.96	32,000	3.88	30.96	24,000	3.88	30.96
$30.97 - 31.17	106,724	1.90	30.97	106,724	1.90	30.97
$31.18 - 47.45	48,013	8.09	45.28	19,801	7.43	43.68

Total	444,489	2.81	$26.31	408,277	2.39	$24.84

  Business Acquisition

        As part of our business, we regularly evaluate opportunities to acquire other consulting firms, practices or groups or other businesses. In recent years, we have typically paid for acquisitions with cash, or a combination of cash and our common stock, and we may continue to do so in the future. To pay for an acquisition, we may use cash on hand, cash generated from our operations, borrowings under our revolving credit facility, or we may pursue other forms of financing. Our ability to secure short-term and long-term debt or equity financing in the future, including our ability to refinance our credit agreement, will depend on several factors, including our future profitability, the levels of our debt and equity, restrictions under our existing revolving line of credit with our bank, and the overall credit and equity market environments.

  Share Repurchases

        In February 2019 and February 2020, our Board of Directors authorized an expansion to our existing share repurchase program, authorizing the purchase of an additional $20.0 million of our common stock. We may repurchase shares under this program in open market purchases (including through any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. During fiscal 2019, we repurchased and retired 421,112 shares, under our share repurchase program at an average price per share of $42.94. We had approximately $3.5 million available for future repurchases under our share repurchase program as of December 28, 2019. As of February 21, 2020, we had approximately $23.5 million available for future repurchases under our share repurchase program. We plan to finance future repurchases with available cash, cash from future operations and funds from our revolving credit facility. We expect to continue to repurchase shares under our share repurchase program.

  Dividends to Shareholders

        We anticipate paying regular quarterly dividends each year. These dividends are anticipated to be funded through cash flow from operations, available cash on hand and/or borrowings under our revolving credit facility. Although we anticipate paying regular quarterly dividends on our common stock for the foreseeable future, the declaration, timing and amounts of any such dividends remain subject to the discretion of our Board of Directors.

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

        The hiring of individuals to replenish and expand our employee base is an essential part of our business operations and has historically been funded principally from operations. Many of the other above activities are discretionary in nature. For example, capital expenditures can be deferred, acquisitions can be forgone, and share repurchase programs and regular dividends can be suspended. As such, our operating model provides flexibility with respect to the deployment of cash flow from operations. Given this flexibility, we believe that our cash flows from operations, supplemented by cash on hand and borrowings under our revolving credit facility (as necessary), will provide adequate cash to fund our long-term cash needs from normal operations for at least the next twelve months.

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

  •
  the market prices of our securities.

Contractual Obligations

        The following table presents information about our known contractual obligations as of December 28, 2019. It does not reflect contractual obligations that may have arisen or may arise after that date. Except for historical facts, the information in this section is forward-looking information.

	Payments due by period
Contractual Obligations	Total	Fiscal 2020	Fiscal 2021-2022	Fiscal 2023-2024	After Fiscal 2025
	(in thousands)
Operating lease obligations	$194,654	$17,973	$39,896	$40,560	$96,225
Facility-related liabilities	3,443	—	317	—	3,126
Deferred LTIP cash awards	15,876	4,877	7,981	3,018	—
Contingent consideration(1)	11,969	—	11,969	—	—

Total	$225,942	$22,850	$60,163	$43,578	$99,351

(1)
As of December 28, 2019, the contingent consideration liability has a fair value of $11.6 million. The contingent consideration is required to be paid prior to the end of the second quarter of fiscal 2021. The figure in the table above represents the expected future payment required to settle the obligation. Contingent consideration obligations are remeasured at fair value each reporting period, with the changes in fair value recognized in the consolidated statements of operations.

        We are party to standby letters of credit with our bank in support of the minimum future lease payments under leases for permanent office space amounting to $4.4 million as of December 28, 2019.

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

Item 7A—Quantitative and Qualitative Disclosure About Market Risk

Foreign Exchange Risk

        The majority of our operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of foreign currencies. Our primary foreign currency exposures relate to our short-term intercompany balances with our foreign subsidiaries and accounts receivable and cash valued in the United Kingdom in U.S. Dollars or Euros. Our primary foreign subsidiaries have functional currencies denominated in either the British Pound or the Euro, and foreign denominated assets and liabilities are remeasured each reporting period with any exchange gains and losses recorded in our consolidated statements of operations. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements between functional currency exchange rates and those in which we transact business. Holding all other variables constant, a hypothetical 10% movement in foreign exchange rates on December 28, 2019 would have affected our income before provision for income taxes for fiscal 2019 by approximately $2.9 million. However, actual gains and losses in the future could differ materially from this analysis based on the timing and amount of both foreign currency exchange rate movements and our actual exposure.

        Additionally, Brexit could adversely affect UK, European and worldwide economic market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the British Pound Sterling and Euro. The UK officially left the EU on January 31, 2020, and is currently in a transition period. We recognize that there are significant uncertainties surrounding the resolution of Brexit negotiations, and will continue to monitor any changes that may arise and assess their potential impact on our business.

Translation of Financial Results

        Our foreign subsidiaries operate in currencies other than the U.S. Dollar; therefore, increases or decreases in the value of the U.S. Dollar against other major currencies will affect our operating results and the value of our balance sheet items denominated in foreign currencies. Our most significant exposures to translation risk relate to functional currency assets and liabilities that are denominated in the British Pound Sterling and the Euro. The changes in the net investments of foreign subsidiaries whose currencies are denominated in currencies other than the U.S. Dollar for fiscal 2019 were gains of $0.8 million. The changes in the net investments of foreign subsidiaries whose currencies are denominated in currencies other than the U.S. Dollar were losses of $2.7 million for fiscal 2018 and gains of $3.9 million for fiscal 2017. These translation gains and losses are reflected in "Other comprehensive income" in our consolidated statements of comprehensive income.

Interest Rate Risk

        Our primary exposure to interest rate risk is associated with our revolving credit facility, which has variable interest rates for our borrowings based on our leverage ratio and certain reference rates, at our election, permitted under the terms of the credit agreement. We had no outstanding borrowings under our revolving credit facility as of December 28, 2019. A hypothetical change in the interest rate of 10% would not have a material impact to our net income.

        We maintain an investment portfolio consisting mainly of money market funds, which may be withdrawn upon request. These money market funds are subject to interest rate risk. However, a hypothetical change in the interest rates of 10% would not have a material impact to the fair values of these securities at December 28, 2019.

Item 8—Financial Statements and Supplementary Data

        We have included our consolidated financial statements in this annual report on pages FS-3 - FS-36. We have provided an index to our consolidated financial statements on page FS-1.

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Item 9A—Controls and Procedures

  (a)
  Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. This is done in order to ensure that information we are required to disclose in the reports that are filed or submitted under the Securities Exchange Act of 1934 ("the Exchange Act"), as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 28, 2019, because of material weaknesses, described below in Management's Report on Internal Control over Financial Reporting.

        To address the material weaknesses described below, and prior to filing this Annual Report on Form 10-K, we performed additional analysis and other post-closing procedures to determine that our consolidated financial statements are prepared in accordance with generally accepted accounting principles. Based on these procedures, management has concluded that the consolidated financial statements included in this annual report on form 10-K present fairly, in all material aspects, our financial position as at the end of, and the results of operations and cash flows for, the periods presented in conformity with accounting principles generally accepted in the United States.

  (b)
  Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in "Internal Control—Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our President and Chief Executive Officer and our Chief Financial Officer concluded that our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles as of December 28, 2019 because of the material weaknesses in internal control described in the following paragraph.

        A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, in fiscal 2019 we did not adequately design or execute internal controls over: 1) our incentive-based compensation liabilities, as it relates to our internal controls over the review of the completeness and accuracy of key inputs into the computation of these liabilities; 2) certain aspects of accounting for revenue and related accounts; and 3) the completeness of certain accounts payable and expense accruals. We were in the process of remediating these internal controls at December 28, 2019.

        Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on their assessment of our internal control over financial reporting. The audit report is included herein.

Remediation of Material Weaknesses

        We previously reported material weaknesses that were identified as of December 29, 2018 relating to the design and operating effectiveness of our internal control over financial reporting relating to the completeness and accuracy of our contingent consideration liability and the evaluation of certain income tax matters. During fiscal year 2019 we took the following actions to remediate these material weaknesses:

        Contingent Consideration:

  •
  Enhanced our business processes, and internal controls, including data validation, over the review and accounting for contingent consideration;

  •
  Enhanced certain procedures, and controls over the determination, assessment, and documentation of management's revenue forecasts and certain other assumptions used in the computation of the contingent consideration liability; and

  •
  Provided additional training to our staff on the importance of management review controls, particularly over data validation and related documentation;

        Income Tax:

  •
  Enhanced our business processes, and internal controls, including data validation, over the review and accounting for income tax to ensure greater oversight and transparency;

  •
  Provided additional training to our staff on the importance of management review controls, particularly over data validation and related documentation; and

  •
  Engaged third-party advisor to assist in the assessment, design and configuration of income tax provision and compliance software.

        As a result of the remediation activities and controls in place as of December 28, 2019 described above, we have remediated the material weaknesses relating to the completeness and accuracy of our contingent consideration liability and the evaluation of certain income tax matters that were disclosed and included in our 2018 Form 10-K.

  (c)
  Evaluation of Changes in Internal Control over Financial Reporting

        Except for the material weaknesses and remediation activities noted in Section (b) and the ongoing remediation of the material weaknesses as described in Section (d) pursuant to the plan described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2018, our evaluation of our internal control over financial reporting discussed in Section (b) did not identify any changes in our internal control over financial reporting during the fourth quarter of fiscal 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

  (d)
  Plan for Remediation of Material Weakness

        We are committed to remediating the remaining control deficiencies that gave rise to the material weaknesses described in Section (b). Management is responsible for implementing changes and improvements to our internal control over financial reporting and for remediating the control deficiencies that gave rise to these material weaknesses.

        With input and oversight from the Audit Committee, we have taken significant steps to remediate our internal control deficiencies by continuing our efforts to enhance and redesign our controls. Our efforts have focused on strengthening our finance organization and designing a suite of controls with respect to our accounting for incentive-based compensation, contingent consideration, revenue, and accounts payable and related accruals. Consistent with the remediation plan as reported in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2018, during fiscal 2019 we:

  •
  Continued our Special Internal Controls Committee reporting to the Audit Committee, led by our President and Chief Executive Officer, comprised of other members of senior management. The Special Internal Controls Committee met with the Audit Committee at each of its eight regularly scheduled meetings, as well as in two special sessions throughout the year;

  •
  Hired resources to bolster our accounting expertise and processes;

  •
  Engaged third-party advisors to assist in the assessment, design and reconfiguration of certain components of our accounting systems and related reporting. Specifically, these advisors assisted with the design and implementation of enhanced systems functionality, databases and workflows related to revenue accounting, and incentive compensation; validation of the completeness and accuracy of key reports used in the performance of internal controls; and the design and development of new reports used in the financial close and performance of internal controls;

  •
  Enhanced our business processes, including data validation, over the review and accounting for client contracts, accounts payable, and accrued expenses;

  •
  Enhanced certain procedures, and controls over the assessment, determination and documentation of management's judgments and estimates associated with incentive-based compensation;

  •
  Enhanced the design and operation of our internal controls, including data validation, related to variable consideration and other reserves;

  •
  Provided additional training to our staff on the importance of management review controls, particularly over data validation and related documentation; and our evaluation of key assumptions and judgments used in developing financial estimates;

  •
  Provided additional training on the importance of timely, accurate and complete financial information effecting the status of our client projects; and

  •
  Enhanced our management review controls over revenue and technical accounting processes.

        In fiscal 2020, we plan to supplement our system of internal controls over financial reporting with the following actions:

  •
  Continuation of the Special Internal Controls Committee to guide our remediation efforts;

  •
  Continuation or addition of processes intended to strengthen our accounting policies and procedures;

  •
  Continue to enhance our reporting and data validation processes and controls;

  •
  Continue to enhance the design and operation of our internal controls related to revenue accounting for client contracts;

  •
  Continue to Improve the design and operation of our internal controls related to accounts payable and certain accrued expenses;

  •
  Continue to enhance our management review controls over revenue forecasts and related assumptions used in the computation of incentive-based compensation;

  •
  Provide additional training on the importance of timely, accurate and complete financial information effecting the status of client projects; and

  •
  Evaluate areas of the finance organization for further technological improvements, to ensure the timeliness, completeness and accuracy of our accounting records and enhanced reporting.

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

        None

Report of Independent Registered Public Accounting Firm

        To the Shareholders and the Board of Directors of CRA International, Inc.

Opinion on Internal Control over Financial Reporting

        We have audited CRA International, Inc.'s internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, CRA International, Inc. (the Company) has not maintained effective internal control over financial reporting as of December 28, 2019, based on the COSO criteria.

        A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment. Management has identified material weaknesses in internal controls over the accounting for its revenue and related accounts, incentive-based compensation, and certain accounts payable and expense accruals.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 28, 2019 and December 29, 2018, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 28, 2019, and the related notes. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and this report does not affect our report dated February 27, 2020, which expressed an unqualified opinion thereon.

Basis for Opinion

        The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

Boston, Massachusetts
February 27, 2020

PART III

        We have omitted the information required in Part III of this annual report because we intend to include that information in our definitive proxy statement for the 2020 annual meeting of shareholders, which we expect to file within 120 days (or such greater number as permitted by SEC rules) after the end of fiscal 2019. We incorporate that information in this annual report by reference to the proxy statement to be filed in connection with the 2020 annual meeting of our shareholders, which we will refer to herein as our "2020 annual proxy statement."

Item 10—Directors, Executive Officers and Corporate Governance

        We incorporate the information required by this item by reference to the sections captioned "Corporate Governance" (specifically, its subsections captioned "Overview," "Executive officers and directors" and "Audit committee"), and "Delinquent Section 16(a) Reports" in our 2020 annual proxy statement.

Item 11—Executive Compensation

        We incorporate the information required by this item by reference to the section captioned "Compensation of Directors and Executive Officers" in our 2020 annual proxy statement.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

        We incorporate the information required by this item by reference to the sections captioned "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plans" in our 2020 annual proxy statement.

Item 13—Certain Relationships and Related Transactions and Director Independence

        We incorporate the information required by this item by reference to the sections captioned "Transactions with Related Parties" and "Corporate Governance" (specifically, its subsection captioned "Overview") in our 2020 annual proxy statement.

Item 14—Principal Accountant Fees and Services

        We incorporate the information required by this item by reference to the section captioned "Principal Accountant Fees and Services" in our 2020 annual proxy statement.

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

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
3.1	Amended and Restated Articles of Organization, as amended by the Articles of Amendment to our Articles of Organization filed on May 6,2005.	X
3.2	Amended and Restated By-Laws, as amended.		8-K	January 31, 2011	3.2
4.1	Specimen certificate for common stock.		S-8	April 21, 2006	4.4
4.2	Description of Capital Stock	X
10.1*	1998 Employee Stock Purchase Plan.		S-1/A	April 3, 1998	10.2
10.2*	Amended and Restated 2006 Equity Incentive Plan, as amended.		DEF 14A	April 27, 2018	Annex A
10.3*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan.		8-K	April 27, 2006	10.2
10.4*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan with Company Right of First Refusal.		10-K	February 12, 2009	10.9
10.5*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan, as amended.		10-K	March 2, 2012	10.11
10.6*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan, as amended.		10-K	March 15, 2017	10.9
10.7*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan, as amended.		10-K	March 12, 2018	10.7
10.8*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan, as amended.		10-Q	August 2, 2018	10.3
10.9*	Form of Restricted Stock Agreement for Employee or Independent Contractor Awards under the 2006 Equity Incentive Plan.		8-K	April 27, 2006	10.3
10.10*	Form of Restricted Stock Agreement for Employee or Independent Contractor Awards under the 2006 Equity Incentive Plan with Company Right of First Refusal.		10-K	February 12, 2009	10.11
10.11*	Form of Restricted Stock Agreement for Employee or Independent Contractor Awards under the 2006 Equity Incentive Plan with Company, as amended.		10-K	March 2, 2012	10.14
10.12*	Form of Restricted Stock Agreement for Employee or Independent Contractor Award under the 2006 Equity Incentive Plan, as amended.		10-Q	August 2, 2018	10.4
10.13*	Form of Nonqualified Stock Option under the 2006 Equity Incentive Plan.		10-K	February 8, 2007	10.10
10.14*	Form of Nonqualified Stock Option under the 2006 Equity Incentive Plan with Stock Ownership Guidelines.		10-K	March 2, 2012	10.16
10.15*	Form of Nonqualified Stock Option under the 2006 Equity Incentive Plan with Ownership Guidelines.		10-K	March 15, 2017	10.12
10.16*	Form of Nonqualified Stock Option under the 2006 Equity Incentive Plan with Ownership Guidelines.		10-K	March 12, 2018	10.14

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
10.17*	Form of Restricted Stock Unit Award Agreement under the 2006 Equity Incentive Plan.		10-K	January 29, 2010	10.14
10.18*	Form of Restricted Stock Unit Award Agreement under the 2006 Equity Incentive Plan with Stock Ownership Guidelines.		10-K	March 2, 2012	10.18
10.19*	Form of Restricted Stock Unit Award Agreement under the 2006 Equity Incentive Plan with Ownership Guidelines.		10-K	March 15, 2017	10.15
10.20*	Form of Restricted Stock Unit Award Agreement under the 2006 Equity Incentive Plan with Ownership Guidelines.		10-K	March 12, 2018	10.18
10.21*	Form of Restricted Stock Unit Award Agreement for Performance under the 2006 Equity Incentive Plan.		10-K	January 29, 2010	10.15
10.22*	Form of Restricted Stock Unit Award Agreement for Performance under the 2006 Equity Incentive Plan with Stock Ownership Guidelines.		10-K	March 2, 2012	10.20
10.23*	Form of Restricted Stock Unit Award Agreement for Performance under the 2006 Equity Incentive Plan with Ownership Guidelines.		10-K	March 15, 2017	10.18
10.24*	Form of Restricted Stock Unit Award Agreement for Performance under the 2006 Equity Incentive Plan with Ownership Guidelines.		10-K	March 12, 2018	10.22
10.25*	CRA International, Inc. Cash Incentive Plan, as amended.		DEF 14A	April 28, 2017	Annex B
10.26*	Form of Service Cash Awards Agreement under the Cash Incentive Plan with Ownership Guidelines.		8-K	December 12, 2016	10.2
10.27*	Form of Performance Cash Awards Agreement under the Cash Incentive Plan with Ownership Guidelines.		8-K	December 12, 2016	10.3
10.28*	Summary of Director Compensation.	X
10.29	Lease dated February 24, 2014 by and between CRA International, Inc. and BP Hancock LLC		8-K	February 27, 2014	10.1
10.30	First Amendment to Lease dated as of February 24, 2015 by and between CRA International, Inc. and BP Hancock LLC		8-K	March 2, 2015	10.1
10.31	Second Amendment to Lease dated as of August 16, 2017 by and between CRA International, Inc. and BP Hancock LLC.		10-Q	August 2, 2018	10.1
10.32	Third Amendment to Lease dated as of June 27, 2018 by and between CRA International, Inc. and BP Hancock LLC.		10-Q	August 2, 2018	10.2
10.33	Office Lease dated as of November 29, 1999 between CRA and 1201 F Street, L.L.C., as amended.		10-K	February 23, 2001	10.9
10.34	Addenda Nos. 3 and 4 to Office Lease dated as of November 29, 1999 between CRA and 1201 F Street, L.L.C. (or its successor in interest, 1201 F Street, L.P.), as amended.		10-K	March 17, 2015	10.35
10.35	Addendum No. 5 to Office Lease dated as of November 29, 1999 between CRA and 1201 F Street, L.P., as amended.		8-K	December 30, 2014	10.1
10.36	Amended and Restated Addendum No. 5 to Office Lease dated as of November 29, 1999 between CRA and 1201 F Street L.P., as amended.		10-K	March 4, 2016	10.28
10.37	Addendum No. 6 to Lease dated July 11, 2016 by and between CRA International, Inc. and 1201 F Street, L.P.		10-Q	October 31, 2017	10.3

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
10.38	Agreement for Leases dated May 20, 2016 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		8-K	May 25, 2016	10.1
10.39	Lease relating to Unit 2, Part Ground Floor, 8 Finsbury Circus, London EC2 dated May 20, 2016 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		8-K	May 25, 2016	10.2
10.40	Lease relating to Fourth Floor, 8 Finsbury Circus, London EC2 dated May 20, 2016 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		8-K	May 25, 2016	10.3
10.41	Licence to Carry Out Works relating to Unit 2, Part Ground Floor, 8 Finsbury Circus, London EC2 dated May 20, 2016 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		8-K	May 25, 2016	10.4
10.42	Licence to Carry Out Works relating to Fourth Floor, 8 Finsbury Circus, London EC2 dated May 20, 2016 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		8-K	May 25, 2016	10.5
10.43	Side Deed dated May 20, 2016 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		8-K	May 25, 2016	10.6
10.44	Agreement for Lease dated November 21, 2017 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		8-K	November 27, 2017	10.1
10.45	Lease dated February 12, 2018 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		10-Q	May 8, 2018	10.2
10.46	Deed of Variation of a Lease of Fourth Floor, 8 Finsbury Circus, London EC2 dated October 17, 2018 between Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		10-K	February 28, 2019	10.46
10.47	Deed of Variation of a Lease of Part Third Floor, 8 Finsbury Circus, London EC2 dated October 17, 2018 between Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		10-K	February 28, 2019	10.47
10.48	Licence to Carry Out Works relating to Part Third Floor and Fourth Floor, 8 Finsbury Circus, London EC2 dated October 17, 2018 between Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		10-K	February 28, 2019	10.48
10.49	Lease dated July 15, 2015 by and between CRA International, Inc. and 1411 IC-SIC Property LLC.		8-K	July 21, 2015	10.1
10.50	First Amendment to Lease dated April 21, 2017 by and between CRA International, Inc. and 1411 IC-SIC Property LLC		8-K	May 5, 2017	10.1

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
10.51	Second Amendment to Lease dated July 28, 2017 by and between CRA International, Inc. and 1411 IC-SIC Property LLC.		10-Q	May 8, 2018	10.1
10.52	Lease dated as of February 14, 2008 by and between Teachers Insurance and Annuity Association of America, as landlord, and CRA International, Inc., as tenant, and the First Amendment to Lease dated as of May 8, 2017 by and among John Hancock Life Insurance Company (U.S.A.), as landlord and successor-in-interest to Teachers Insurance and Annuity Association of America, and CRA International, Inc., as tenant.		10-Q	May 11, 2017	10.2
10.53	Office Lease dated April 2, 2013 by and between C1 Consulting Limited Liability Company and 221 Main Property Owner LLC, as amended by First Amendment to Lease dated July 21, 2017 by and between CRA International, Inc. (as successor to C1 Consulting Limited Liability Company) and Columbia REIT—221 Main, LLC (as successor to 221 Main Property Owner LLC)		10-Q	October 31, 2017	10.2
10.54	Form of consulting agreement with outside experts.		S-1/A	April 3, 1998	10.8
10.55	Amended and Restated Credit Agreement, dated as of October 24, 2017, by and among CRA International, Inc., CRA International (UK) Limited, CRA International (Netherlands) B.V., and CRA International Limited, as the Borrowers, Citizens Bank, N.A., as Administrative Agent, a Lender and an Issuing Bank, Bank of America, N.A., as a Lender and an Issuing Bank, and Santander Bank, N.A., as a Lender		8-K	October 26, 2017	10.1
10.56	Amended and Restated Securities Pledge Agreement, dated as of October 24, 2017, by and between CRA International, Inc., as Pledgor, and Citizens Bank, N.A., as Administrative Agent		8-K	October 26, 2017	10.2
10.57	Transaction Agreement dated November 20, 2017 by and among IMSWorld Publications Ltd., IMS Health Technology Solutions Norway AS, IMS Health GmbH & Co. OHG, IQVIA Inc., CRA International, Inc., CRA International (UK) Limited and the Former Employees		8-K	November 27, 2017	10.2
10.58	Office Lease dated June 18, 2019 between 601 City Center LLC and CRA International, LLC		8-K	June 24, 2019	10.1
10.59	Third Amendment to Lease dated September 9, 2019 by and between CRA International, Inc. and 1411 IC-SIC Property LLC		10-Q	October 31, 2019	10.1
21.1	Subsidiaries.	X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	X
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer.	X
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer.	X
32.1	Section 1350 certification.	X

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
101	The following financial statements from CRA International, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 28, 2019, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Consolidated Statements of Operations for the fiscal years ended December 28, 2019, December 29, 2018, and December 31, 2016, (ii) Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended December 28, 2019, December 29, 2018, and December 31, 2016, (iii) Consolidated Balance Sheets as at December 28, 2019 and December 29, 2018, (iv) Consolidated Statements of Cash Flows for the fiscal years ended December 28, 2019, December 29, 2018, and December 31, 2016, (v) Consolidated Statements of Shareholders' Equity for the fiscal years ended December 28, 2019, December 29, 2018, and December 31, 2016, and (vi) Notes to Consolidated Financial Statements.	X

Item 16—Form 10-K Summary

        None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRA INTERNATIONAL, INC.
By:	/s/ PAUL A. MALEH Paul A. Maleh
President, Chief Executive Officer and Director

Date: February 27, 2020

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL A. MALEH Paul A. Maleh	President, Chief Executive Officer, and Director (principal executive officer)	February 27, 2020
/s/ CHAD M. HOLMES Chad M. Holmes	Chief Financial Officer, Executive Vice President, and Treasurer (principal financial officer)	February 27, 2020
/s/ DOUGLAS C. MILLER Douglas C. Miller	Vice President and Chief Accounting Officer (principal accounting officer)	February 27, 2020
/s/ ROWLAND T. MORIARTY Rowland T. Moriarty	Chairman of the Board	February 27, 2020
/s/ THOMAS A. AVERY Thomas A. Avery	Director	February 27, 2020
/s/ WILLIAM F. CONCANNON William F. Concannon	Director	February 27, 2020
/s/ NANCY HAWTHORNE Nancy Hawthorne	Director	February 27, 2020
/s/ ROBERT W. HOLTHAUSEN Robert W. Holthausen	Director	February 27, 2020
/s/ ROBERT A. WHITMAN Robert A. Whitman	Director	February 27, 2020

CRA INTERNATIONAL, INC.

Report of Independent Registered Public Accounting Firm

  To the Shareholders and the Board of Directors of CRA International, Inc.

Opinion on the Financial Statements

        We have audited the accompanying consolidated balance sheets of CRA International, Inc. (the Company) as of December 28, 2019 and December 29, 2018, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 28, 2019, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 28, 2019 and December 29, 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2019, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2020 expressed an adverse opinion thereon.

Adoption of ASU No. 2016-02

        As discussed in Note 1 to the consolidated financial statements, the Company changed its method for accounting for leases in fiscal year 2019 due to the adoption of ASU No. 2016-02, Leases, and associated amendments (Topic 842), using the modified retrospective method.

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
Boston, Massachusetts
February 27, 2020

CRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	December 28, 2019 (52 weeks)	December 29, 2018 (52 weeks)	December 30, 2017 (52 weeks)
	(in thousands, except per share data)
Revenues	$451,370	$417,648	$370,075
Cost of services (exclusive of depreciation and amortization)	317,761	289,185	258,829
Selling, general and administrative expenses	93,613	89,533	86,537
Depreciation and amortization	10,648	9,995	8,945

Income from operations	29,348	28,935	15,764
GNU gain on sale of business assets and subsequent liquidation	—	258	250
Interest expense, net	(1,254)	(647)	(484)
Foreign currency gains (losses), net	(1,297)	387	(366)

Income before provision for income taxes and noncontrolling interest	26,797	28,933	15,164
Provision for income taxes	6,050	6,461	7,463

Net income	20,747	22,472	7,701
Net (income) loss attributable to noncontrolling interest, net of tax	—	20	(77)

Net income attributable to CRA International, Inc.	$20,747	$22,492	$7,624

Net income per share attributable to CRA International, Inc.:
Basic	$2.63	$2.76	$0.91

Diluted	$2.53	$2.61	$0.89

Weighted average number of shares outstanding:
Basic	7,866	8,107	8,292

Diluted	8,167	8,570	8,497

See accompanying notes to the consolidated financial statements.

CRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended	Year Ended	Year Ended
	December 28, 2019 (52 weeks)	December 29, 2018 (52 weeks)	December 30, 2017 (52 weeks)
	(in thousands)
Net income	$20,747	$22,472	$7,701
Other comprehensive income (loss):
Foreign currency translation adjustments	831	(2,698)	3,922

Comprehensive income	21,578	19,774	11,623
Comprehensive (income) loss attributable to noncontrolling interest	—	20	(77)

Comprehensive income attributable to CRA International, Inc.	$21,578	$19,794	$11,546

See accompanying notes to the consolidated financial statements.

CRA INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 28, 2019	December 29, 2018
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$25,639	$38,028
Accounts receivable, net of allowances of $3,838 at December 28, 2019 and $3,764 at December 29, 2018	107,841	94,525
Unbilled services, net of allowances of $1,503 at December 28, 2019 and $415 at December 29, 2018	36,569	36,060
Prepaid expenses and other current assets	7,277	6,423
Forgivable loans	6,751	6,104

Total current assets	184,077	181,140
Property and equipment, net	61,295	48,088
Goodwill	88,504	88,208
Intangible assets, net	6,476	7,846
Right-of-Use assets	130,173	—
Deferred income taxes	10,670	9,330
Forgivable loans, net of current portion	48,390	34,190
Other assets	3,658	2,044

Total assets	$533,243	$370,846

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$26,069	$21,938
Accrued expenses	121,301	108,233
Deferred revenue and other liabilities	6,723	6,866
Current portion of lease liabilities	12,847	—
Current portion of deferred rent	—	1,810
Current portion of deferred compensation	4,470	3,650

Total current liabilities	171,410	142,497
Non-current liabilities:
Deferred compensation and other non-current liabilities	15,071	7,957
Deferred rent and facility-related non-current liabilities	1,956	23,618
Non-current portion of lease liabilities	146,551	—
Deferred income taxes	504	302

Total non-current liabilities	164,082	31,877
Commitments and contingencies (note 16)
Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 7,814,797 and 8,010,480 shares issued and outstanding at December 28, 2019 and December 29, 2018, respectively	9,265	22,837
Retained earnings	200,249	186,229
Accumulated other comprehensive loss	(11,763)	(12,594)

Total shareholders' equity	197,751	196,472

Total liabilities and shareholders' equity	$533,243	$370,846

See accompanying notes to the consolidated financial statements.

CRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 28, 2019 (52 weeks)	December 29, 2018 (52 weeks)	December 30, 2017 (52 weeks)
	(in thousands)
OPERATING ACTIVITIES:
Net income	$20,747	$22,472	$7,701
Adjustments to reconcile net income to net cash provided by operating activities, net of effect of acquired businesses:
Depreciation and amortization	10,606	9,942	8,859
Loss on disposal of property and equipment	42	54	71
Impairment of intangible assets	—	—	530
GNU gain on sale of business assets and subsequent liquidation	—	(258)	(250)
Deferred rent and facility related liabilities	117	3,596	3,171
Right-of-use asset amortization	10,662	—	—
Deferred income taxes	(1,159)	(829)	1,651
Share-based compensation expenses	3,461	4,819	6,616
Accounts receivable allowances	47	(1,410)	1,739
Changes in operating assets and liabilities:
Accounts receivable	(12,759)	(14,427)	(13,032)
Unbilled services, net	(352)	(2,987)	(7,640)
Prepaid expenses and other current assets, and other assets	(2,120)	5,502	6,067
Forgivable loans	(16,331)	(12,277)	5,641
Incentive cash awards	4,839	3,206	1,319
Accounts payable, accrued expenses, and other liabilities	16,194	18,786	23,415
Lease liabilities	(6,162)	—	—

Net cash provided by operating activities	27,832	36,189	45,858
INVESTING ACTIVITIES:
Cash consideration paid for acquisitions	—	—	(16,163)
Purchase of property and equipment	(16,693)	(15,447)	(9,757)
GNU cash proceeds from sale of business assets	—	—	250

Net cash used in investing activities	(16,693)	(15,447)	(25,670)
FINANCING ACTIVITIES:
Issuance of common stock, principally stock options exercises	3,211	2,166	6,420
Borrowings under line of credit	54,000	30,161	11,500
Payments under line of credit	(54,000)	(30,161)	(11,500)
Tax withholding payment reimbursed by shares	(2,176)	(3,946)	(3,262)
Cash paid on dividend equivalent	(246)	(256)	(121)
Cash dividends paid to shareholders	(6,539)	(5,784)	(4,941)
Repurchase of common stock	(18,068)	(27,884)	(19,528)
Distribution to noncontrolling interest	—	(43)	(419)

Net cash used in financing activities	(23,818)	(35,747)	(21,851)
Effect of foreign exchange rates on cash and cash equivalents	290	(1,002)	2,168

Net (decrease) increase in cash and cash equivalents	(12,389)	(16,007)	505
Cash and cash equivalents at beginning of period	38,028	54,035	53,530

Cash and cash equivalents at end of period	$25,639	$38,028	$54,035

Noncash investing and financing activities:
Issuance of common stock for acquired business	$—	$—	$3,044

Purchases of property and equipment not yet paid for	$4,914	$303	$3,514

Purchases of property and equipment paid by a third party	$156	$133	$1,640

Asset retirement obligations	$428	$223	$120

Right-of-use assets obtained in exchange for lease obligations	$57,827	$—	$—

Right-of-use assets related to the adoption of ASC 842	$82,329	$—	$—

Lease liabilities related to the adoption of ASC 842	$106,765	$—	$—

Supplemental cash flow information:
Cash paid for taxes	$7,590	$4,813	$7,424

Cash paid for interest	$1,157	$509	$314

Cash paid for amounts included in operating lease liabilities	$14,620	$—	$—

See accompanying notes to the consolidated financial statements.

CRA INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands, except share data)

	Common Stock
				Accumulated Other Comprehensive Income (Loss)	CRA International, Inc. Shareholders' Equity
	Shares Issued	Amount	Retained Earnings			Noncontrolling Interest	Total Shareholders' Equity
BALANCE AT DECEMBER 31, 2016	8,333,990	$54,124	$166,914	$(13,818)	$207,220	$663	$207,883

Balance at January 1, 2017, as previously reported	8,333,990	54,124	166,914	(13,818)	207,220	663	207,883
Cumulative effect of a change in accounting principle related to ASU 2016-09			48		48		48

Balance at January 1, 2017, as adjusted	8,333,990	$54,124	$166,962	$(13,818)	$207,268	$663	$207,931

Net income			7,624		7,624	77	7,701
Foreign currency translation adjustment				3,922	3,922		3,922
Issuance of common stock	89,312	3,044			3,044		3,044
Exercise of stock options	293,439	6,420			6,420		6,420
Share-based compensation expense for employees		6,489			6,489		6,489
Restricted shares vesting	211,320
Redemption of vested employee restricted shares for tax withholding	(76,181)	(3,262)			(3,262)		(3,262)
Shares repurchased	(554,708)	(19,528)			(19,528)		(19,528)
Share-based compensation expense for non-employees		127			127		127
Distribution to noncontrolling interest						(419)	(419)
Accrued dividends on unvested shares			(134)		(134)		(134)
Cash paid on dividend equivalents			(121)		(121)		(121)
Cash dividends paid to shareholders ($0.59 per share).			(4,941)		(4,941)		(4,941)

BALANCE AT DECEMBER 30, 2017	8,297,172	$47,414	$169,390	$(9,896)	$206,908	$321	$207,229

Balance at December 31, 2017, as previously reported	8,297,172	$47,414	$169,390	$(9,896)	206,908	$321	$207,229
Cumulative effect of a change in accounting principle related to ASC 606			366		366		366

Balance at December 31, 2017, as adjusted	8,297,172	$47,414	$169,756	$(9,896)	$207,274	$321	$207,595

Net income			22,492		22,492	(20)	22,472
Foreign currency translation adjustment				(2,698)	(2,698)		(2,698)
Exercise of stock options	100,771	2,166			2,166		2,166
Share-based compensation expense for employees and non-employees		4,819			4,819		4,819
Restricted shares vesting	237,509
Redemption of vested employee restricted shares for tax withholding	(83,341)	(3,946)			(3,946)		(3,946)
Shares repurchased	(541,631)	(27,616)			(27,616)		(27,616)
GNU gain on sale of business assets and subsequent liquidation						(258)	(258)
Distribution to noncontrolling interest						(43)	(43)
Accrued dividends on unvested shares			21		21		21
Cash paid on dividend equivalents			(256)		(256)		(256)
Cash dividends paid to shareholders ($0.71 per share).			(5,784)		(5,784)		(5,784)

BALANCE AT DECEMBER 29, 2018	8,010,480	$22,837	$186,229	$(12,594)	$196,472	$—	$196,472

Net income			20,747		20,747		20,747
Foreign currency translation adjustment				831	831		831
Exercise of stock options	140,513	3,211			3,211		3,211
Share-based compensation expense for employees		3,461			3,461		3,461
Restricted shares vesting	128,089
Redemption of vested employee restricted shares for tax withholding	(43,173)	(2,176)			(2,176)		(2,176)
Shares repurchased	(421,112)	(18,068)			(18,068)		(18,068)
Accrued dividends on unvested shares			58		58		58
Cash paid on dividend equivalents			(246)		(246)		(246)
Cash dividends paid to shareholders ($0.83 per share).			(6,539)		(6,539)		(6,539)

BALANCE AT DECEMBER 28, 2019	7,814,797	$9,265	$200,249	$(11,763)	$197,751	$—	$197,751

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

Fiscal Year and Quarters

        CRA's fiscal year end is the Saturday nearest December 31 of each year. CRA's fiscal years periodically contain 53 weeks rather than 52 weeks. Fiscal 2019, fiscal 2018, and fiscal 2017 were 52-week years. CRA's fiscal quarter ends are determined as the last Saturday nearest the respective calendar quarter end.

Basis of Presentation

        The Consolidated Financial Statements include the accounts of CRA International, Inc. and its majority-owned subsidiaries (collectively the 'Company') which require consolidation, after the elimination of intercompany accounts and transactions. In addition, as more fully explained in note 12, the consolidated financial statements include CRA's interest in GNU123 Liquidating Corporation ('GNU'). The Company's fiscal year ends on the Saturday nearest to December 31. There were 52 weeks in each of the fiscal years 2019, 2018 and 2017. Certain prior year amounts have been reclassified to conform to current year presentation.

Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United State of America ("U.S. GAAP") requires management to make significant estimates and judgments that affect the reported amounts of assets and liabilities, as well as the related disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of consolidated revenues and expenses during the reporting period. Estimates in these consolidated financial statements include, but are not limited to, allowances for accounts receivable and unbilled services, revenue recognition on fixed price contracts, variable consideration to be included in the transaction price of revenue contracts, depreciation of property and equipment, measurement of operating lease right-of-use ("ROU") assets and liabilities, share-based compensation, valuation of the contingent consideration liabilities, valuation of acquired intangible assets, impairment of long-lived assets, goodwill, accrued and deferred income taxes, valuation allowances on deferred tax assets, accrued incentive compensation, and certain other accrued expenses. These items are monitored and analyzed by CRA for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. CRA bases its estimates on historical experience and various other assumptions that CRA believes to be reasonable under the circumstances. Actual results may differ from those estimates if CRA's assumptions based on past experience or other assumptions do not turn out to be substantially accurate.

Cash and Cash Equivalents

        As of December 28, 2019, CRA's cash accounts were concentrated at two financial institutions, which potentially exposes CRA to credit risks. The financial institutions both have short-term credit

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ratings of A-2 by Standard & Poor's ratings services. CRA has not experienced any losses related to such accounts. CRA does not believe that there is significant risk of non-performance by the financial institutions, and its cash on deposit is fully liquid. CRA continually monitors the credit ratings of the institutions.

        Cash equivalents consist principally of money market funds with maturities of three months or less when purchased.

Foreign Currency Translation

        Asset and liability accounts of CRA's foreign subsidiaries are translated into U.S. dollars at year-end exchange rates and operating accounts are translated at average exchange rates for each reporting period. The resulting translation adjustments are recorded in shareholders' equity as a component of accumulated other comprehensive income (loss). Foreign currency transactions are remeasured at current exchanges rates, with adjustments recorded in the statement of operations. The effect of transaction gains and losses recorded in income before provision for income taxes amounted to losses of $1.3 million for fiscal 2019, gains of $0.4 million for fiscal 2018, and losses of $0.4 million for fiscal 2017.

Revenue Recognition and Allowances for Accounts Receivable and Unbilled Services

        On December 31, 2017, CRA adopted ASC Topic 606, Revenue from Contracts with Customers ("ASC 606") using the modified retrospective method for all contracts not completed as of the date of adoption. Under ASC 606, revenue is recognized when CRA satisfies a performance obligation by transferring services promised in a contract to a client in an amount that reflects the consideration that CRA expects to receive in exchange for those services. Performance obligations in CRA's contracts represent distinct or separate service streams that CRA provides to clients

        Revenue contracts with clients are evaluated based on the five-step model under ASC 606: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to separate performance obligations; and (5) recognize revenues when (or as) each performance obligation is satisfied. If, at the outset of an arrangement, CRA determines that an enforceable contract does not exist, revenues are deferred until all criteria for an enforceable contract are met.

        CRA derives substantially all of its revenues from the performance of professional services for its clients. The contracts that CRA enters into and operates under specify whether the engagement will be billed on a time-and-materials basis or a fixed-price basis. These engagements generally last three to six months, although some engagements can be much longer in duration. Each contract must be approved by a vice president.

  •
  Time-and-materials arrangements require the client to pay based on the number of hours worked at contractually agreed-upon hourly rates. Revenues are recognized from these arrangements based on hours incurred and contracted rates based a right-to-payment for services completed to date. When a time-and-materials arrangement has a "cap" or "limit" amount, revenue is recognized up to the cap or limit amount specified by the client, based on the efforts or hours incurred and expenses incurred. Thereafter, revenue is reserved pending an amendment of the cap or limit.

  •
  Fixed-price arrangements require the client to pay a contractually agreed-upon fee in exchange for a pre-established set of professional services. Fees are based on estimates of the costs and timing for completing a performance obligation. Under fixed-price arrangements, revenues are generally recognized using a proportional performance method, which is based on the ratio of costs

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    incurred to the total estimated costs for completing a performance obligation. CRA's fixed-price arrangements generally have a single performance obligation. For arrangements that contain multiple performance obligations, the fixed price is allocated based on the estimated relative standalone selling prices of the promised services underlying each performance obligation. If the standalone selling price is not observable through past transactions, CRA estimates the standalone selling price considering all available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

        Variable consideration to be included in the transaction price is estimated based on the most likely amount CRA expects to be entitled to if it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration are based on historical realization rates. Revenues from CRA's consulting services are recorded at the net transaction price, which includes estimates of variable consideration for which reserves are established. These variable consideration reserves, which are based on actual price concessions and those expected to be extended to CRA clients, are classified as reductions of accounts receivable and unbilled services. Specific reserves for accounts receivable and unbilled services are a component of variable consideration. Actual amounts of consideration ultimately received may differ from CRA's estimates. If actual results in the future vary from its estimates, CRA adjusts these estimates, which would affect net revenue and earnings in the period such variances become known.

        Reimbursable expenses, including those relating to travel, out-of-pocket expenses, outside consultants and other outside service costs, are generally included in revenues, and an equivalent amount of reimbursable expenses is included in costs of services in the period in which the expense is incurred. Sales, value add, and other taxes collected on behalf of third parties are excluded from revenue.

        CRA usually issues invoices to its customers on a monthly basis, and payment is due upon receipt of the invoice. When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in ASC 606, CRA does not assess whether a significant financing component exists if the period between when it performs its obligations under the contract and when the customer pays is one year or less. None of CRA's contracts contained a significant financing component as of December 28, 2019 or December 29, 2018.

        Differences between the timing of billing and the recognition of revenue are recognized as either unbilled services or deferred revenues in the accompanying consolidated balance sheets. Revenues recognized for services performed but not yet billed to clients are recorded as unbilled services. Client prepayments and retainers are classified as deferred revenues and recognized over future periods as earned in accordance with the applicable retention agreement.

        CRA maintains accounts receivable and unbilled services allowances for estimated losses resulting from clients' failure to make required payments. These allowances are determined for specific customer accounts and are based on the financial condition of CRA's customer and related facts and circumstances. Expenses associated with these allowances are reported as a component of selling, general and administrative expenses.

        Prior to adopting ASC Topic 606 on December 31, 2017, CRA followed the revenue recognition guidance as issued in ASC Topic 605, Revenue Recognition ("ASC 605"). Under this guidance, CRA would recognize substantially all of its revenues under written service contracts when the fee was fixed and determinable, as the services were provided, and only in those situations where collection from the client was reasonably assured. In certain cases CRA provided services to its clients without sufficient contractual documentation, or fees were tied to performance-based criteria, which required the

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company to defer revenue in accordance with ASC 605. In these cases, these amounts were fully reserved, and the reserve was reduced as cash was received.

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

        Under ASC 605, revenues from a majority of CRA's fixed-price engagements were recognized on a proportional performance method based on the ratio of costs incurred, substantially all of which are labor-related, to the total estimated project costs. The proportional performance method was used for fixed-price contracts because reasonably dependable estimates of the revenues and costs applicable to various stages of a contract could be made, based on historical experience and the terms set forth in the contract, and were indicative of the level of benefit provided to CRA's clients. CRA's management maintained contact with project managers to discuss the status of the projects and, for fixed-price engagements, management was updated on the budgeted costs and resources required to complete the project. These budgets were then used to calculate proportional performance ratios and to estimate the anticipated income or loss on the project. Provisions for estimated losses on contracts were made during the period in which such losses become probable and could be reasonably estimated.

        Revenues also include reimbursements for costs incurred by CRA in fulfilling its performance obligations, including travel and other out-of-pocket expenses, fees for outside consultants and other reimbursable expenses.

Deferred Compensation

        CRA accounts for performance-based and service-based cash awards using a an accrual method where changes in estimates are accounted for prospectively over the remaining service period. To the extent the terms of an award attribute all or a portion of the expected future benefits to a period of service greater than one year, the cost of those benefits is accrued over the employee's or non-employee's requisite service period in a systematic and rational manner, usually on a straight-line basis.

        The requisite service period typically ranges from three to six years starting with the employee's employment date or non-employee's affiliation date. For an employee or non-employee consultant currently affiliated with CRA, the requisite service period generally begins at the start of the award's measurement period. A recipient of such an award is expected to be employed by or affiliated with CRA for the entire measurement period. If the recipient's employment or affiliation with CRA terminates during the measurement period, the amount paid will be determined in accordance with the recipient's specific contract provisions.

        The terms of award agreements may include the achievement of minimum required financial targets over the award's measurement period. These financial targets may include a measure of revenue generation, profitability or both. The amount of the liability of the award agreements is estimated based on internally generated financial projections. The process of projecting these financial targets over the measurement period is highly subjective and requires significant judgment and estimates. There can be no assurance that the estimates and assumptions used in preparing these projections will prove to be accurate.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Leases

        CRA is a lessee under certain operating leases for office space and equipment. Prior to adopting ASC Topic 842, Leases ("ASC 842") on December 30, 2018, CRA followed the lease accounting guidance as issued in ASC Topic 840, Leases ("ASC 840"). Under ASC 840, CRA classified its leases as operating or capital leases based on evaluation of certain criteria of the lease agreement. For leases that contained rent escalations or rent holidays, CRA recorded the total rent expense during the lease term on a straight-line basis over the term of the lease and recorded the difference between the rents paid and the straight-line rent expense as deferred rent on the balance sheet. Any tenant improvement allowances received from the lessor were recorded as a reduction to rent expense over the term of the lease.

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

        Many of CRA's equipment leases are short-term or cancellable with notice. CRA's office space leases have remaining lease terms between one and approximately twelve years, many of which include one or more options to extend the term for periods of up to five years for each option. Certain leases contain options to terminate the lease early, which may include a penalty for exercising the option. Many of the termination options require notice within a specified period, after which the option is no longer available to CRA if not exercised. The extension options and termination options may be exercised at CRA's sole discretion. CRA does not consider in the measurement of ROU assets and lease liabilities an option to extend or terminate a lease if CRA is not reasonably certain to exercise the option. As of December 28, 2019, CRA has not included any options to extend or terminate in its measurement of ROU assets or lease liabilities.

        Certain of CRA's leases include covenants that oblige CRA, at its sole expense, to repair and maintain the leased asset periodically during the lease term. CRA is not a party to any leases that contain residual value guarantees nor is CRA a party to any leases that provide an option to purchase the underlying asset.

        Many of CRA's office space leases include fixed and variable payments. Variable payments relate to real estate taxes, sales or use taxes, insurance, operating expenses, and common area maintenance, which are usually billed at actual amounts incurred proportionate to CRA's rented square feet of the building. Variable payments that do not depend on an index or rate are expensed by CRA as they are incurred and are not included in the measurement of the lease liability.

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

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Goodwill

        In accordance with ASC Topic 350, Intangibles—Goodwill and Other ("ASC Topic 350"), goodwill and intangible assets with indefinite lives are not subject to amortization but are monitored annually as of October 15th for impairment, or more frequently, as necessary, if events or circumstances exist that would more likely than not reduce the fair value of the reporting unit below its carrying amount. For CRA's fiscal 2019 goodwill impairment analysis, it operates as one reporting unit, which is its consulting services.

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

Intangible Assets

        Intangible assets are comprised of non-competition agreements and customer relationship intangibles, which are separable from goodwill and have determinable useful lives, are valued separately and amortized over their estimated useful lives based on the pattern in which the economic benefit of the asset is expected to be consumed, if reliably determinable. Non-competition agreements are amortized on a straight-line basis over their useful lives, which range between five and nine years. Customer relationship intangible assets are amortized on a straight-line basis over periods that range between eight and ten years, which approximates the pattern of economic benefit.

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

Impairment of Long-Lived Assets

        CRA reviews the carrying value of its long-lived assets (primarily property and equipment, intangible assets, and ROU assets) to assess the recoverability of these assets whenever events or circumstances indicate that impairment may have occurred. Factors CRA considers important that could trigger an impairment review include, among others, the following:

  •
  a significant underperformance relative to expected historical or projected future operating results;

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        The following table shows CRA's financial instruments as of December 28, 2019 and December 29, 2018 that are measured and recorded in the consolidated financial statements at fair value on a recurring basis (in thousands):

	December 28, 2019
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	$150	$—	$—

Total Assets	$150	$—	$—

Liabilities:
Contingent consideration liability	$—	$—	$11,579

Total Liabilities	$—	$—	$11,579

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 29, 2018
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	$18,029	$—	$—

Total Assets	$18,029	$—	$—

Liabilities:
Contingent consideration liability	$—	$—	$6,197

Total Liabilities	$—	$—	$6,197

        The fair value of CRA's money market mutual fund share holdings is $1.00 per share.

        The contingent consideration liabilities in the table above are for estimated future contingent consideration payments related to the acquisition of C1 Consulting, LLC, an independent consulting firm, and its wholly-owned subsidiary C1 Associates (collectively, "C1"). The fair value measurement of these liabilities is based on significant inputs not observed in the market and thus represent a Level 3 measurement. The significant unobservable inputs used in the fair value measurements of these contingent consideration liabilities are CRA's measures of the estimated payouts based on internally generated revenue projections, expected volatility of the revenue projections, and discount rates. The fair value of the contingent consideration was determined using a Monte Carlo simulation. The fair value of these contingent consideration liabilities are reassessed on a quarterly basis by CRA using additional information as it becomes available, and any change in the fair value estimates are recorded in costs of services (exclusive of depreciation and amortization) on the consolidated statements of operations. The contingent consideration is required to be paid prior to the end of the second quarter of fiscal 2021.

        The following table summarizes the changes in the contingent consideration liabilities over the fiscal year ended December 28, 2019 and the fiscal year ended December 29, 2018 (in thousands):

	December 28, 2019	December 29, 2018
Beginning balance	$6,197	$5,137
Remeasurement of acquisition-related contingent consideration	3,285	(244)
Accretion	2,097	1,304

Ending balance	$11,579	$6,197

        CRA's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, are carried at cost, which approximates their fair value because of the short-term maturity of these instruments or because their stated interest rates are indicative of market interest rates.

Income Taxes

        CRA records income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized based on estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. CRA includes in the estimate of deferred tax assets and liabilities an estimate of the realizable benefits from operating loss and tax credit carryforwards. Deferred tax assets and liabilities are

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        CRA is required to establish a valuation allowance on its deferred tax assets to reflect the likelihood of realization. Significant management judgment is required in determining deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. The weight of all available evidence is evaluated to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The decision to record a valuation allowance requires varying degrees of judgment based upon the nature of the item giving rise to the deferred tax asset. If, after a valuation allowance is recorded, it is determined that CRA would be able to realize deferred tax assets in the future in excess of their net recorded amount, CRA would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

        CRA's effective tax rate may vary from period to period based on changes in estimated taxable income or loss; changes to the valuation allowance; changes to federal, state, or foreign tax laws; future expansion into areas with varying country, state, and local income tax rates; deductibility of certain costs; uncertain tax positions; expenses by jurisdiction; and results of acquisitions or dispositions.

        The calculation of CRA's tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several different tax jurisdictions. CRA is periodically reviewed by domestic and foreign tax authorities. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. CRA accounts for uncertainties in income tax positions in accordance with ASC Topic 740, Income Taxes ("ASC 740"). The number of years with open tax audits varies depending on the tax jurisdiction.

        On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Tax Act") was signed into law. The Tax Act subjects a U.S. shareholder to current tax on global intangible low-taxed income ("GILTI") earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI resulting from those items in the year the tax is incurred. The Company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. As such, CRA has included its GILTI provision associated with current-year operations solely within the estimated annual effective tax rate ("EAETR") and has not provided additional GILTI on deferred items.

Share-Based Compensation

        CRA accounts for equity-based compensation using a fair value based recognition method. Under the fair value recognition requirements of ASC Topic 718, Compensation-Stock Compensation ("ASC Topic 718"), share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. For those awards that are deemed probable of vesting, CRA recognizes the estimated fair value as expense over the requisite service period of the award. The amount of share-based compensation expense recognized at any date must at least equal the portion of grant date value of the award that is vested at that date. In accordance with ASC Topic 718, for time-vesting restricted stock units awarded to employees, CRA estimates share-based compensation cost at the grant date based on the fair value of the restricted stock units and awards and recognizes the cost for awards that are probable of vesting over the requisite service period on a straight-line basis. Performance-vesting restricted stock units are expensed using the graded acceleration method.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        For share-based awards granted to non-employee experts, CRA accounts for the compensation under the fair value recognition requirements in accordance with ASC Topic 718 and ASU 2018-07, and recognizes the cost over the related vesting period.

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

Recent Accounting Standards Adopted

Revenue from Contracts with Customers

        CRA adopted ASC 606 on December 31, 2017, using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for fiscal 2018 reflect the application of ASC 606 guidance, while the reported results for fiscal 2017 were prepared under the guidance of ASC 605. The cumulative effect of applying ASC 606 to all contracts with customers that were not completed as of December 30, 2017 amounted to $0.4 million. The cumulative effect adjustment resulted in an increase to CRA's fiscal 2018 opening balance of retained earnings of $0.4 million, net of tax. Prior periods were not retrospectively adjusted.

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

Leases (Topic 842)

        CRA adopted ASC 842, which supersedes ASC 840, on December 30, 2018 using the modified retrospective transition method. The cumulative effect of the transition adjustments was recognized as of the date of adoption.

        CRA elected the package of practical expedients provided by ASC 842, which allowed CRA to forgo reassessing the following upon adoption of the new standard: (1) whether contracts contain leases for any expired or existing contracts, (2) the lease classification for any expired or existing leases, and (3) initial direct costs for any existing or expired leases. In addition, CRA elected an accounting policy to exclude from the consolidated balance sheets the ROU assets and lease liabilities related to short-term leases, which are those leases with an initial lease term of twelve months or less that do not include an option to purchase the underlying asset that CRA is reasonably certain to exercise.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        CRA is currently in the process of finalizing its evaluation of the impact of adopting ASU 2016-13. CRA will finalize its evaluation during the first fiscal quarter of 2020. As a result of adopting the new standard, CRA currently estimates that the ASU will not have a material impact on its financial position, results of operations, cash flows, or disclosures on the date of transition.

Fair Value Measurements (Topic 820)

        In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement ("ASU No. 2018-13"). The ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements from ASC 820. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurement. The new standard is effective for interim and annual periods beginning after December 15, 2019. Entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements. CRA currently estimates that the ASU will not have a material impact on its financial position, results of operations, cash flows, or disclosures on the date of transition.

Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement

        In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"). ASU 2018-15 clarifies the accounting for implementation costs in a cloud computing arrangement that is a service contract and aligns the requirements for capitalizing those costs with the capitalization requirements for costs incurred to develop or obtain internal-use software. The ASU permits application of the guidance to implementation costs of cloud computing projects either prospectively or retrospectively at the time of transition. The new standard is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted. CRA is currently in the process of finalizing its evaluation of the impact of adopting ASU 2018-15. CRA will finalize its evaluation during the first fiscal quarter of 2020. CRA plans to adopt ASU 2018-15 using the prospective transition approach. As a result of adopting the new standard prospectively, CRA currently estimates that ASU 2018-15 will not have a material impact on its financial position, results of operations, or cash flows on the date of transition.

Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes

        In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 simplifies or clarifies accounting for income taxes by changing the following current guidance: accounting for year-to-date losses in interim periods, accounting for tax law changes in interim periods, determining when a deferred tax liability is recognized for foreign subsidiaries that transition to or from being accounted for as equity method investments, application of income tax guidance to franchise taxes that are partially based on income,

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and making an intra-period allocation in situations where there is a loss in continuing operations and income or gain from other items. ASU 2019-12 also introduces new guidance to evaluate whether a step up in the tax basis of goodwill relates to a business combination or a separate transaction and provides a policy election to not allocate consolidated income taxes when a member of a consolidated tax return is not subject to income tax.

        ASU 2019-12 is effective for CRA for interim and annual periods beginning after December 15, 2020. Early adoption is permitted. CRA is in the process of determining the effects, if any, the adoption of the ASU may have on its financial position, results of operations, cash flows, or disclosures. CRA plans to adopt the amendments during the first fiscal quarter of 2021.

2. Revenue Recognition

        The contracts CRA enters into and operates under specify whether the engagements are billed on a time-and-materials or a fixed-price basis. Time-and-materials contracts are typically used for litigation, regulatory, and financial consulting projects while fixed-price contracts are principally used for management consulting projects. In general, project costs are classified in costs of services and are based on the direct salary of CRA's employee consultants on the engagement plus all direct expenses incurred to complete the engagement, including any amounts billed to CRA by its non-employee experts.

Disaggregation of Revenue

        The following table disaggregates CRA's revenue by major business line and timing of transfer of its consulting services.

	Year Ended	Year Ended	Year Ended
Type of Contract	December 28, 2019 (52 weeks)	December 29, 2018 (52 weeks)	December 30, 2017 (52 weeks)(1)
Consulting services revenues
Fixed Price	$107,344	$95,096	$93,570
Time-and-materials	344,026	322,552	276,505

Total	$451,370	$417,648	$370,075

	Year Ended	Year Ended	Year Ended
Geographic Breakdown	December 28, 2019 (52 weeks)	December 29, 2018 (52 weeks)	December 30, 2017 (52 weeks)(1)
Consulting services revenues
United States	$357,156	$329,678	$295,232
United Kingdom	72,169	65,874	53,644
Other	22,045	22,096	21,199

Total	$451,370	$417,648	$370,075

(1)
As a result of the adoption of ASC 606 on December 31, 2017 under the modified retrospective method, prior period amounts have not been adjusted.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reserves for Variable Consideration and Credit Risk

        Revenues from CRA's consulting services are recorded at the net transaction price, which includes estimates of variable consideration for which reserves are established. These calculated estimates take into consideration CRA's historical realization rates. Specific reserves for accounts receivable and unbilled services are a component of variable consideration.

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

        A rollforward of the variable consideration and allowances for accounts receivable, which includes an allowance for doubtful accounts of $0.4 million and $0.7 million as of December 28, 2019 and December 29, 2018, respectively, is as follows (in thousands):

	Fiscal Year	Fiscal Year
	2019	2018
Balance at beginning of year	$3,764	$5,252
Increases to reserves	2,926	3,675
Amounts written off	(2,866)	(5,173)
Effects of foreign currency translation	14	10

Balance at end of year	$3,838	$3,764

        A rollforward of the variable consideration and allowances for unbilled services is as follows (in thousands):

	Fiscal Year	Fiscal Year
	2019	2018
Balance at beginning of year	$415	$704
Increases to reserves	5,548	4,755
Amounts written off	(4,467)	(5,042)
Effects of foreign currency translation	7	(2)

Balance at end of year	$1,503	$415

        Bad debt expense is reported as a component of selling, general and administrative expenses related to credit-related losses. Bad debt expense is as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 28, 2019 (52 weeks)	December 29, 2018 (52 weeks)	December 30, 2017 (52 weeks)
Bad debt expense	$173	$1,237	$—

        Revenues also include reimbursements for costs incurred by CRA in fulfilling its performance obligations, including travel and other out-of-pocket expenses, fees for outside consultants and other

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

reimbursable expenses. CRA recovers substantially all of these costs. The following expenses are subject to reimbursement (in thousands):

	Year Ended	Year Ended	Year Ended
	December 28, 2019 (52 weeks)	December 29, 2018 (52 weeks)	December 30, 2017 (52 weeks)
Reimbursable expenses	$54,871	$48,817	$41,465

Contract Balances from Contracts with Customers

        CRA defines contract assets as assets for which it has recorded revenue because it determines that it is probable that it will earn a performance based or contingent fee, but is not yet entitled to receive a fee, because certain events, such as completion of the measurement period or client approval, must occur. The contract assets balance was immaterial as of December 28, 2019 and December 29, 2018.

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

        The following table presents the opening and closing balances of CRA's contract liability (in thousands):

	Contract Liability
	Fiscal Year	Fiscal Year
	2019	2018
Balance at the beginning of the period	$5,453	$3,287
Balance at the end of the period	$4,007	$5,453

        During the year ended December 28, 2019, CRA recognized the following revenue as a result of changes in the contract liability balance or performance obligations satisfied in previous years (in thousands):

	Year Ended	Year Ended
	December 28, 2019 (52 weeks)	December 29, 2018 (52 weeks)
Amounts included in contract liabilities at the beginning of the year	$5,155	$3,149
Performance obligations satisfied in previous years	$3,603	$3,346

        The timing of revenue recognition, billings and cash collections results in billed receivables, unbilled services and contract liabilities on the condensed consolidated balance sheets.

3. Forgivable Loans

        In order to attract and retain highly skilled professionals, CRA may issue forgivable loans to employees and non-employee experts, certain of which loans may be denominated in local currencies. A portion of these loans is collateralized. The forgivable loans have terms that are generally between two and eight years with interest rates currently ranging up to 3.25%. The principal amount of forgivable loans and accrued interest is forgiven by CRA over the term of the loans, so long as the

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

employee or non-employee expert continues employment or affiliation with CRA and complies with certain contractual requirements. During fiscal years 2019, 2018 and 2017 there were no balances due under these loans for which the full principal and interest were not forgiven in the normal course or not collected upon termination of employment or affiliation with CRA. The expense associated with the forgiveness of the principal amount of the loans is recorded as compensation expense over the service period, which is consistent with the term of the loans. CRA has not typically recorded an allowance for doubtful accounts for these loans due to its collection experience and its assessment of collectability. For fiscal years 2019 and 2018, no allowances or write offs of these loans were recorded.

        Forgivable loan activity for fiscal years 2019 and 2018 is as follows (in thousands):

	Fiscal Year	Fiscal Year
	2019	2018
Beginning balance	$40,294	$28,628
Advances	35,166	30,572
Repayments	(1,173)	(3,396)
Reclassification to other assets	(1,734)	—
Amortization	(17,700)	(15,329)
Effects of foreign currency translation	288	(181)

Ending balance	$55,141	$40,294

Current portion of forgivable loans	$6,751	$6,104

Non-current portion of forgivable loans	$48,390	$34,190

        At December 28, 2019 CRA had no other loans to current or former employees included in other assets on the consolidated balance sheet. At December 29, 2018, CRA had other loans to current and former employees included in other assets on the consolidated balance sheet of $0.1 million, net of allowances.

4. Leases

        The components of CRA's lease expenses, which are included in the condensed consolidated income statement, are as follows (in thousands):

Year Ended
December 28, 2019 (52 weeks)
Operating lease cost	$15,731
Short-term lease cost	511
Variable lease cost	4,461

Total lease cost	$20,703

        Base rent expense was approximately $13.2 million and $12.1 million in fiscal 2018 and fiscal 2017, respectively.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table presents summary information for CRA's lease terms and discount rates for its operating leases:

December 28, 2019
Weighted average remaining lease term—operating leases	9.6 years
Weighted average discount rate—operating leases	3.7%

        At December 28, 2019, CRA had the following maturities of lease liabilities related to office space and equipment, all of which are under non-cancellable operating leases (in thousands):

Fiscal Year	Operating Lease Commitments
2020	$17,973
2021	19,866
2022	20,030
2023	20,258
2024	20,302
Thereafter	96,225

Total lease payments	194,654
Less: imputed interest	(35,256)

Total	$159,398

        As of December 28, 2019, CRA had an additional operating lease for office space that has not yet commenced that has minimum rental commitments of $2.8 million. This operating leases will commence in fiscal year 2020 and have a lease term of five years, subject to certain extension options.

5. Goodwill and Intangible Assets

        The changes in the carrying amount of goodwill for fiscal 2019 and fiscal 2018 are as follows (in thousands):

	Goodwill, gross	Accumulated impairment losses	Goodwill, net
Balance at December 29, 2018	$164,625	$(76,417)	$88,208
Effect of foreign currency translation	296	—	296

Balance at December 28, 2019	$164,921	$(76,417)	$88,504

	Goodwill, gross	Accumulated impairment losses	Goodwill, net
Balance at December 30, 2017	$165,417	$(76,417)	$89,000
Effect of foreign currency translation	(792)	—	(792)

Balance at December 29, 2018	$164,625	$(76,417)	$88,208

        Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives. There were no impairment losses related to intangible assets during fiscal 2019 or fiscal 2018. There were impairment losses of $0.5 million related to intangible assets during fiscal 2017.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The components of acquired identifiable intangible assets are as follows (in thousands):

	December 28, 2019	December 29, 2018
Non-competition agreements, net of accumulated amortization of $205 and $544, respectively	$119	$180
Customer relationships, net of accumulated amortization of $5,763 and $4,454, respectively	6,357	7,666

Total, net of accumulated amortization of $5,968 and $4,998, respectively	$6,476	$7,846

        Amortization expense related to intangible assets was $1.4 million, $1.4 million, and $1.5 million in fiscal 2019, fiscal 2018, and fiscal 2017, respectively. Amortization of intangible assets held at December 28, 2019 for the next five fiscal years and thereafter is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
2020	$1,368
2021	927
2022	827
2023	822
2024	822
Thereafter	1,710

$6,476

6. Property and Equipment

        Property and equipment consist of the following (in thousands):

	December 28, 2019	December 29, 2018
Computer, office equipment and software	$30,627	$27,082
Leasehold improvements	55,471	40,782
Furniture	14,481	11,326

Total cost	100,579	79,190
Accumulated depreciation and amortization	(39,284)	(31,102)

Total property and equipment, net	$61,295	$48,088

        Depreciation expense was $9.2 million, $8.6 million, and $7.4 million in fiscal 2019, fiscal 2018, and fiscal 2017, respectively.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Long-lived assets by geographic location are as follows (in thousands):

	December 28, 2019	December 29, 2018
Long-lived assets (property and equipment, net):
United States	$51,974	$39,654
United Kingdom	7,803	6,890
Other	1,518	1,544

Total foreign	9,321	8,434

Total long-lived assets (property and equipment, net)	$61,295	$48,088

7. Accrued Expenses

        Accrued expenses consist of the following (in thousands):

	December 28, 2019	December 29, 2018
Compensation and related expenses	$99,993	$90,711
Income taxes payable	430	514
Commissions due to senior consultants	9,961	9,600
Direct project accruals	442	700
Accrued leasehold improvements	2,166	100
Other	8,309	6,608

Total	$121,301	$108,233

        As of December 28, 2019 and December 29, 2018, $81.2 million and $73.9 million, respectively, of accrued bonuses for fiscal 2019 and fiscal 2018 were included above in "Compensation and related expenses".

8. Income Taxes

        The components of income before provision for income taxes are as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 28, 2019 (52 weeks)	December 29, 2018 (52 weeks)	December 30, 2017 (52 weeks)
Income before provision for income taxes:
U.S.	$20,778	$21,118	$12,248
Foreign	6,019	7,815	2,916

Total	$26,797	$28,933	$15,164

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended	Year Ended	Year Ended
	December 28, 2019 (52 weeks)	December 29, 2018 (52 weeks)	December 30, 2017 (52 weeks)
Currently payable:
Federal	$4,252	$4,015	$4,515
Foreign	1,119	1,487	493
State	1,838	1,788	804

	7,209	7,290	5,812
Deferred:
Federal	(869)	(384)	1,809
Foreign	331	(88)	(85)
State	(621)	(357)	(73)

	(1,159)	(829)	1,651

	$6,050	$6,461	$7,463

        A reconciliation of CRA's tax rates with the federal statutory rate is as follows:

	Fiscal Year	Fiscal Year	Fiscal Year
	2019	2018	2017
Federal statutory rate	21.0%	21.0%	35.0%
State income taxes, net of federal income tax benefit	5.5	4.9	3.9
Tax law changes	—	0.9	23.7
Share-based compensation	(5.0)	(6.3)	(15.8)
Meals & Entertainment Expense	1.7	1.3	3.0
Executive Compensation	1.6	1.0	1.8
Foreign rate differential	—	—	(2.8)
Uncertain tax positions	(2.5)	(1.1)	(0.1)
Other	0.3	0.6	0.5

	22.6%	22.3%	49.2%

Effects of the Tax Cuts and Jobs Act

        On December 22, 2017, the Tax Act was signed into U.S. law. The Tax Act significantly changes the Internal Revenue Code of 1986, as amended. The Tax Act, among other things, includes changes to the U.S. corporate tax rate, expands limitations on the deductibility of meals and entertainment, eliminates the exception to the section 162(m) limitation on the deductibility of the compensation paid to certain executive officers for "qualified performance-based compensation," allows for the expensing of capital expenditures, migrates from a "worldwide" system of taxation to a territorial system, and includes a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. ASC Topic 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment even though the effective date for most provisions is for tax years beginning after December 31, 2017, or in the case of certain other provisions of the law, January 1, 2018.

        Given the significance of the legislation, the U.S. Securities and Exchange Commission staff issued SAB 118, which allows registrants to record provisional amounts during a one year "measurement

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

period" similar to that used when accounting for business combinations. During fiscal 2018, CRA applied the guidance in SAB 118 when accounting for the enactment-date effects of the Tax Act. As of December 29, 2018, CRA had completed its accounting for all the tax effects of the Tax Act.

Deferred tax assets and liabilities

        In response to the Tax Act, CRA remeasured its U.S. related deferred tax assets and liabilities based on the expected rates at which they may reverse in the future, which is generally 21%. CRA recorded a provisional amount of $3.6 million as of December 30, 2017 related to the remeasurement of its deferred tax balances, and further refined the remeasurement during fiscal 2018 by an immaterial amount.

Foreign Tax Effects

        The Tax Act subjects a U.S. shareholder to current tax on global intangible low-taxed income ("GILTI") earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI resulting from those items in the year the tax is incurred. As of the December 29, 2018 reporting period, CRA had elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. As such, CRA has included a GILTI provision associated with current-year operations solely within the estimated annual effective tax rate ("EAETR") and has not provided additional GILTI on deferred items.

        The Tax Act allows U.S. corporations to take a deduction related to its foreign-derived intangible income ("FDII") produced in the U.S. CRA has calculated its FDII deduction for the fiscal year ended December 28, 2019 by an immaterial amount.

        The components of CRA's deferred tax assets (liabilities) are as follows (in thousands):

	December 28, 2019	December 29, 2018
Deferred tax assets:
Accrued compensation and related expense	$12,842	$12,691
Allowance for doubtful accounts	2,023	1,694
Net operating loss carryforwards	335	402
Lease liabilities	39,747	—
Deferred rent, accruals, and other	119	5,656

Total gross deferred tax assets	55,066	20,443
Less: valuation allowance	—	—

Total deferred tax assets net of valuation allowance	55,066	20,443
Deferred tax liabilities:
Goodwill and other intangible asset amortization	3,650	4,295
Right-of-Use assets	33,012	—
Property and equipment	7,690	6,762
Prepaids and other	548	358

Total deferred tax liabilities	44,900	11,415

Net deferred tax assets	$10,166	$9,028

        At December 28, 2019, CRA had US local and foreign net operating losses of $1.1 million with lives ranging from 20 years to indefinite.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The aggregate changes in the balances of gross unrecognized tax benefits were as follows (in thousands):

	Fiscal Year	Fiscal Year
	2019	2018
Balance at beginning of period	$867	$1,031
Additions for tax positions taken during prior years	—	132
Reductions for tax positions taken during prior years	(25)	—
Additions for tax positions taken during the current year	—	—
Reductions as a result of a lapse of the applicable statutes of limitations	(600)	(296)
Settlements with tax authorities	—	—

Balance at end of the period	$242	$867

        CRA files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. A number of years may elapse before an uncertain tax position, for which CRA has unrecognized tax benefits, is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, CRA believes that its unrecognized tax benefits reflect the most likely outcome. CRA adjusts these unrecognized tax benefits, and the associated interest, in light of changing facts and circumstances. At the end of fiscal 2019, accrued interest for uncertain tax positions was immaterial. CRA's total unrecognized tax benefit at the end of fiscal 2019 is $0.2 million. Settlement of any particular position could require the use of cash. Of the total $0.2 million balance at the end of fiscal 2019, a favorable resolution would result in $0.2 million being recognized as a reduction to the effective income tax rate in the period of resolution. It is reasonably likely that $0.1 million of gross unrecognized tax benefits will reverse within the next twelve months due to lapse of the applicable statute of limitations or exam closures.

        The number of years with open tax audits varies depending on the tax jurisdiction. CRA's major taxing jurisdiction is the United States where CRA is no longer subject to U.S. federal examinations by the Internal Revenue Service for years before fiscal 2016. Within the significant states where CRA is subject to income tax, CRA is no longer subject to examinations by state taxing authorities before fiscal 2015. CRA's United Kingdom subsidiary's corporate tax returns are no longer subject to examination by Her Majesty's Revenue and Customs for fiscal years before fiscal 2018. During fiscal 2019, an examination by the German Tax Authority for fiscal years 2014-2016 commenced. CRA believes its reserves for uncertain tax positions are adequate.

        CRA has not provided for deferred income taxes or foreign withholding taxes on undistributed earnings and other basis differences that may exist from its foreign subsidiaries as of December 28, 2019 because such earnings are considered to be indefinitely reinvested. CRA does not rely on these unremitted earnings as a source of funds for its domestic business as it expects to have sufficient cash flow in the U.S. to fund its U.S. operational and strategic needs. If CRA were to repatriate its foreign earnings that are indefinitely reinvested, it would accrue substantially no additional tax expense.

9.     Share-Based Compensation

        CRA recorded approximately $3.5 million, $4.8 million, and $6.6 million of compensation expense for fiscal 2019, fiscal 2018, and fiscal 2017, respectively, for share-based awards consisting of stock options, shares of restricted stock, time-vesting restricted stock units, and performance-vesting restricted stock units issued to employees, directors, and non-employees based on their respective estimated grant date fair values. Performance-vesting restricted stock units are expensed using the graded acceleration method.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Share-based Compensation Plans.    As of December 28, 2019, CRA's active equity-based compensation plans consist of its Amended and Restated 2006 Equity Incentive Plan, as amended (the "2006 Equity Plan"), and its 1998 Employee Stock Purchase Plan (the "1998 ESPP"), a tax-qualified plan under Section 423 of the Internal Revenue Code. During fiscal 2009, CRA implemented a long-term incentive program, or "LTIP," as a framework for grants made under the 2006 Equity Plan to its senior corporate leaders, practice leaders and key revenue generators. Under the LTIP, participants have received a mixture of stock options, time-vesting restricted stock units, and performance-vesting restricted stock units. In December 2016, CRA's Board of Directors amended CRA's Cash Incentive Plan to facilitate the grant to LTIP participants of service-based and performance-based cash awards as a component of the LTIP. The LTIP is designed to reward CRA's senior corporate leaders, practice leaders and key revenue generators and provide them with the opportunity to share in the long-term growth of CRA.

        2006 Equity Plan: Maximum and Available Shares.    The 2006 Equity Plan authorizes the grant of a variety of incentive and performance awards to CRA's directors, employees and non-employee experts, including stock options, shares of restricted stock, restricted stock units, and other equity awards. The shares available for grant under the 2006 Equity Plan as of December 28, 2019 was 623,212.

        Stock Options.    A summary of option activity during fiscal 2019 from the 2006 Equity Plan is as follows.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 29, 2018	585,981	$25.48		$9,286
Fiscal 2019:
Granted	—	—
Exercised	(140,513)	22.85		$3,659
Expired	—	—
Forfeited	(979)	21.52		$28

Outstanding at December 28, 2019	444,489	$26.31	2.81	$12,115

Options exercisable at December 28, 2019	408,277	$24.84	2.39	$11,732

Vested or expected to vest at December 28, 2019	444,281	$26.31	2.80	$12,113

        The weighted average fair market value using the Black-Scholes option-pricing model of the stock options granted under the 2006 Equity Incentive Plan in fiscal 2018 and fiscal 2017 was $19.96 and $11.54, respectively. There were no stock options granted in fiscal 2019. The fair market value of the stock options at the date of grant were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Year	Fiscal Year
	2018	2017
Risk-free interest rate	2.8%	2.1%
Expected volatility	39%	32%
Expected dividend yield	1.7%	1.5%
Forfeiture rate	0.4%	0.4%
Weighted average expected life (in years)	10.00	4.49

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        The aggregate intrinsic value of stock options exercised in fiscal 2019, fiscal 2018, and fiscal 2017 was approximately $3.7 million, $3.0 million, and $5.4 million, respectively.

        The following table provides a roll-forward of the outstanding non-vested stock options over fiscal 2019:

	Options
	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 29, 2018	116,284	$10.64
Granted	—	—
Vested	(79,093)	8.77
Forfeited	(979)	7.37

Non-vested at December 28, 2019	36,212	$14.80

        The total fair value of stock options that vested during fiscal 2019, fiscal 2018, and fiscal 2017 was $0.7 million, $1.1 million, and $1.5 million, respectively. As of December 28, 2019, there was $0.5 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock options granted. That cost is expected to be recognized over a weighted-average period of 2.5 years. Options granted during or prior to fiscal 2016 expire on the seventh anniversary of the date of grant. Options granted during fiscal 2017 and fiscal 2018 expire on the tenth anniversary of the date of grant.

        Restricted Stock.    CRA grants shares of restricted stock, which are subject to the execution of a restricted stock agreement, under its 2006 Equity Incentive Plan. Generally, shares of restricted stock vest in four equal annual installments beginning on the first anniversary of the date of grant. Total unrecognized compensation cost, net of expected forfeitures, related to shares of restricted stock as of December 28, 2019 was $0.9 million, which is expected to be recognized over a weighted-average period of 2.6 years. The forfeiture rate of 0.9% used for shares of restricted stock was based upon historical experience. CRA believes its historical experience is an appropriate indicator of future forfeitures.

        The following table provides a roll-forward of the shares of restricted stock under the 2006 Equity Incentive Plan over fiscal 2019:

	Shares of Restricted Stock
	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 29, 2018	36,006	$35.41
Granted	11,772	38.21
Vested	(16,255)	31.14
Forfeited	—	—

Non-vested at December 28, 2019	31,523	$38.66

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The total fair value of shares of restricted stock that vested during fiscal 2019, fiscal 2018, and fiscal 2017 was $0.5 million, $0.6 million, and $0.6 million, respectively.

        Time-Vesting RSUs.    CRA grants time-vesting restricted stock units, which are subject to the execution of a restricted stock unit agreement, under its 2006 Equity Incentive Plan. Generally, time-vesting restricted stock units vest in four equal annual installments beginning on the first anniversary of the date of grant. Total unrecognized compensation cost, net of expected forfeitures, related to time-vesting restricted stock units as of December 28, 2019 was $2.4 million, which is expected to be recognized over a weighted-average period of 3.1 years. The forfeiture rate of 0.9% used for time-vesting restricted stock units was based upon historical experience. CRA believes its historical experience is an appropriate indicator of future forfeitures.

        The following table provides a roll-forward of the time-vesting restricted stock units under the 2006 Equity Incentive Plan over fiscal 2019:

	Time-Vesting Restricted Stock Units
	Number of Units	Weighted-Average Grant Date Fair Value
Non-vested at December 29, 2018	79,759	$33.64
Granted	31,226	46.20
Vested	(45,858)	27.91
Forfeited	(489)	21.52

Non-vested at December 28, 2019	64,638	$43.87

        The total fair value of time-vesting restricted stock units that vested during fiscal 2019, fiscal 2018, and fiscal 2017 was $1.3 million, $1.7 million, and $2.0 million, respectively.

        Performance-Vesting RSUs.    CRA grants performance-vesting restricted stock units ("PRSUs"), which are subject to the execution of a restricted stock unit agreement, under its 2006 Equity Incentive Plan. Generally, achievement of performance measures for PRSUs are based on a two-year performance period, after which the units determined based on this achievement will vest three-fourths in the first year following the performance period and one-fourth on the fourth anniversary of the date of grant. The number of units determined based on the achievement of a PRSUs performance measures generally ranges from 50% to 125% of the PRSU's target number of units.

        In accordance with ASC Topic 718, for PRSUs awarded to employees, CRA estimates share-based compensation cost at the grant date based on the fair value of the award and recognizes the cost over the requisite service period using the graded acceleration method.

        The following table provides a roll-forward of the performance-vesting restricted stock units under the 2006 Equity Incentive Plan over fiscal 2019. For purposes of this table, granted PRSUs are counted

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

based on the maximum number of units that could vest upon achievement of the PRSUs' performance conditions which, for all periods presented, equaled 125% of the PRSU's target number of units.

	Performance-Vesting Restricted Stock Units
	Number of Units	Weighted-Average Grant Date Fair Value
Non-vested at December 29, 2018	121,950	$32.92
Granted	29,234	51.31
Vested	(65,976)	25.27
Forfeited	(3,058)	28.77

Non-vested at December 28, 2019	82,150	$45.88

        1998 ESPP.    In fiscal 1998, CRA adopted the 1998 ESPP, a tax-qualified plan under Section 423 of the Internal Revenue Code. The 1998 ESPP authorizes the issuance of up to an aggregate of 243,000 shares of common stock to participating employees at a purchase price equal to 85% of fair market value on either the first or the last day of the one-year offering period under the plan. In fiscal 2019, fiscal 2018, and fiscal 2017, there were no offering periods under this plan and no shares were issued. As of December 28, 2019, 211,777 shares are available for grant under the 1998 ESPP.

10.   Net Income Per Share

        CRA calculates basic and diluted earnings per common share using the two-class method. Under the two-class method, net earnings are allocated to each class of common stock and participating security as if all of the net earnings for the period had been distributed. CRA's participating securities consist of unvested share-based payment awards that contain a nonforfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common shareholders. Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares as of the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards. Net earnings allocable to these participating securities were not material for fiscal 2019, fiscal 2018, or fiscal 2017.

        The following table presents a reconciliation from net income to the net income available to common shareholders (in thousands):

	Year Ended	Year Ended	Year Ended
	December 28, 2019 (52 weeks)	December 29, 2018 (52 weeks)	December 30, 2017 (52 weeks)
Net income attributable to CRA, as reported	$20,747	$22,492	$7,624
Less: net income attributable to participating shares	55	108	51

Net income available to common shareholders	$20,692	$22,384	$7,573

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table presents a reconciliation of basic to diluted weighted average shares of common stock outstanding (in thousands):

	Year Ended	Year Ended	Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Basic weighted average shares outstanding	7,866	8,107	8,292
Common stock equivalents:
Stock options and restricted stock units	301	463	205

Diluted weighted average shares outstanding	8,167	8,570	8,497

        For fiscal 2019, fiscal 2018, and fiscal 2017, the anti-dilutive share-based awards that were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding amounted to 62,367, 29,612, and 75,004 shares, respectively. These share-based awards were anti-dilutive because their exercise price exceeded the average market price over the respective period.

11.   Business Acquisitions

        On January 31, 2017, CRA acquired substantially all of the assets and assumed certain liabilities of C1 for initial consideration comprised of cash and CRA restricted common stock. The asset purchase agreement provided for additional purchase consideration to be paid upon the conclusion of a four-year measurement period following the transaction in the form of an earnout, if specific performance targets are met. These earnout payments are payable in cash and CRA restricted common stock. The fair value of this obligation was measured as of the acquisition date and accounted for as a component of the purchase consideration, any adjustments to this initial valuation in future accounting periods will be reported as an adjustment to net income.

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

12.   GNU Interest

        Prior to liquidation of GNU on December 18, 2018, CRA's ownership interest in GNU was 55.89%. GNU's financial results had been consolidated with CRA, and the portion of GNU's results allocable to its other owners was shown as "noncontrolling interest." GNU's reporting schedule and fiscal year differed from CRA's. The reporting lag did not have a significant impact on CRA's consolidated statements of operations or financial condition.

        In fiscal 2016, a buyer acquired substantially all of the business assets and assumed substantially all of the liabilities of GNU. A portion of the acquisition price was paid at closing, whereas the remaining amount of $0.3 million was paid in fiscal 2017, of which $0.2 million was attributed to CRA. Subsequently, GNU was dissolved, and CRA received a partial distribution of $0.6 million in fiscal 2017. Upon liquidation of GNU during fiscal 2018, CRA recognized a gain of $0.3 million.

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   Credit Agreement

        CRA is party to an amended and restated credit agreement that provides CRA with a $125.0 million revolving credit facility and a $15.0 million sublimit for the issuance of letters of credit. CRA may use the proceeds of the revolving credit facility to provide working capital and for other general corporate purposes. CRA may repay any borrowings under the revolving credit facility at any time, but must repay all borrowings no later than October 24, 2022. There were no borrowings outstanding under this revolving credit facility as of December 28, 2019 or December 29, 2018.

        As of December 28, 2019, the amount available under this revolving credit facility was reduced by certain letters of credit outstanding, which amounted to $4.4 million and are in support of minimum future lease payments under leases for permanent office space. Borrowings under the revolving credit facility bear interest at a rate per annum, at CRA's election, of either (i) the adjusted base rate, as defined in the credit agreement, plus an applicable margin, which varies between 0.25% and 1.25% depending on CRA's total leverage ratio as determined under the credit agreement, or (ii) the adjusted eurocurrency rate, as defined in the credit agreement, plus an applicable margin, which varies between 1.25% and 2.25% depending on CRA's total leverage ratio. CRA is required to pay a fee on the unused portion of the revolving credit facility at a rate per annum that varies between 0.20% and 0.35% depending on its total leverage ratio. Borrowings under the revolving credit facility are secured by 100% of the stock of certain of CRA's U.S. subsidiaries and 65% of the stock of certain of its foreign subsidiaries, which represent approximately $32.9 million and $29.1 million in net assets as of December 28, 2019 and December 29, 2018, respectively.

        Under the credit agreement, CRA must comply with various financial and non-financial covenants. Compliance with these financial covenants is tested on a fiscal quarterly basis. Any indebtedness outstanding under the revolving credit facility may become immediately due and payable upon the occurrence of stated events of default, including CRA's failure to pay principal, interest or fees or a violation of any financial covenant. The financial covenants require CRA to maintain an adjusted consolidated EBITDA to consolidated interest expense ratio of more than 2.5:1.0 and to comply with a consolidated debt to adjusted consolidated EBITDA ratio of not more than 3.0:1.0. The non-financial covenant restrictions of the senior credit agreement include, but are not limited to, CRA's ability to incur additional indebtedness, engage in acquisitions or dispositions, and enter into business combinations. As of December 28, 2019, CRA was in compliance with the covenants of its credit agreement.

14.   Employee Benefit Plans

        CRA maintains a qualified defined-contribution plan under Section 401(k) of the Internal Revenue Code, covering all regular U.S. employees who meet specified age, hour, and service requirements. Company contributions are made at the discretion of CRA, and cannot exceed the maximum amount deductible under applicable provisions of the Internal Revenue Code. CRA also has defined-contribution plans covering employees in Canada (the "Canada plan") and the United Kingdom (the "United Kingdom plan"). Company contributions to the Canada plan are made at the discretion of CRA, while Company contributions to the United Kingdom plan are made in accordance with the minimum required contributions per the United Kingdom auto-enrolment legislation. Company contributions under these plans amounted to approximately $3.9 million, $3.5 million, and $3.1 million for fiscal 2019, fiscal 2018, and fiscal 2017, respectively.

15.   Related-Party Transactions

        CRA made payments to shareholders of CRA who performed consulting services exclusively for CRA in the amounts of $9.3 million, $8.8 million, and $13.2 million in fiscal 2019, fiscal 2018, and fiscal

CRA INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2017, respectively. These payments were to exclusive non-employee experts for consulting services performed for CRA's clients in the ordinary course of business.

16.   Commitments and Contingencies

Commitments

        CRA is party to standby letters of credit with its bank in support of the minimum future lease payments under leases for permanent office space amounting to $4.4 million as of December 28, 2019.

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

17.   Quarterly Financial Data (Unaudited)

	Quarter Ended
	March 30, 2019	June 29, 2019	September 28, 2019	December 28, 2019
	(In thousands, except per share data)
Revenues	$105,849	$110,573	$115,686	$119,262
Income from operations	6,855	8,311	6,905	7,277
Income before provision for income taxes	6,100	7,947	6,691	6,059
Net income	$4,665	$5,580	$5,739	$4,763
Basic net income per share	$0.58	$0.70	$0.74	$0.61
Diluted net income per share	$0.56	$0.68	$0.71	$0.59

	Quarter Ended
	March 31, 2018	June 30, 2018	September 29, 2018	December 29, 2018
	(In thousands, except per share data)
Revenues	$99,476	$105,538	$103,871	$108,763
Income from operations	6,204	9,661	5,225	7,845
Income before provision for income taxes	5,926	9,737	4,939	8,331
Net income	4,886	6,839	3,908	6,839
Net loss attributable to noncontrolling interest, net of tax	—	—	—	20
Net income attributable to CRA International, Inc.	$4,886	$6,839	$3,908	$6,859
Basic net income per share	$0.59	$0.84	$0.48	$0.85
Diluted net income per share	$0.57	$0.79	$0.46	$0.81

18.   Subsequent Events

        Subsequent to December 28, 2019, CRA borrowed $30.0 million on its revolving line of credit.

        On February 7, 2020, CRA's Board of Directors authorized the repurchase of an additional $20.0 million of shares of CRA's common stock under its existing share repurchase program.

        On February 27, 2020, CRA announced that its Board of Directors declared a quarterly cash dividend of $0.23 per common share, payable on March 20, 2020 to shareholders of record as of March 10, 2020.