Form 10-Q
period 2020-03-28
CRA INTERNATIONAL, INC.
filed 2020-04-30
CIK 1053706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2020
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 24, 2020
Common Stock, no par value per share	7,789,227 shares

CRA International, Inc.

i

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

CRA INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Fiscal Quarter Ended
	March 28, 2020	March 30, 2019
Revenues	$126,158	$105,849
Costs of services (exclusive of depreciation and amortization)	90,997	73,635
Selling, general and administrative expenses	24,123	22,743
Depreciation and amortization	2,943	2,616

Income from operations	8,095	6,855
Interest expense, net	(362)	(11)
Foreign currency gains (losses), net	1,422	(744)

Income before provision for income taxes	9,155	6,100
Provision for income taxes	2,687	1,435

Net income	$6,468	$4,665

Net income per share:
Basic	$0.83	$0.58

Diluted	$0.80	$0.56

Weighted average number of shares outstanding:
Basic	7,805	8,015

Diluted	8,037	8,346

See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(in thousands)

	Fiscal Quarter Ended
	March 28, 2020	March 30, 2019
Net income	$6,468	$4,665
Other comprehensive income (loss)
Foreign currency translation adjustments	(2,427)	712

Comprehensive income	$4,041	$5,377

See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)

	March 28, 2020	December 28, 2019
ASSETS
Current assets:
Cash and cash equivalents	$15,818	$25,639
Accounts receivable, net of allowances of $4,046 at March 28, 2020 and $3,838 at December 28, 2019	104,886	107,841
Unbilled services, net of allowances of $1,422 at March 28, 2020 and $1,503 at December 28, 2019	44,377	36,569
Prepaid expenses and other current assets	12,181	7,277
Forgivable loans	14,177	6,751

Total current assets	191,439	184,077
Property and equipment, net	66,626	61,295
Goodwill	87,827	88,504
Intangible assets, net	6,133	6,476
Right-of-use assets	125,688	130,173
Deferred income taxes	10,622	10,670
Forgivable loans, net of current portion	57,868	48,390
Other assets	4,005	3,658

Total assets	$550,208	$533,243

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$23,668	$26,069
Accrued expenses	77,714	121,301
Deferred revenue and other liabilities	6,509	6,723
Current portion of lease liabilities	12,432	12,847
Current portion of deferred compensation	1,000	4,470
Revolving line of credit	70,000	—

Total current liabilities	191,323	171,410
Non-current liabilities:
Deferred compensation and other non-current liabilities	15,911	15,071
Facility-related non-current liabilities	2,060	1,956
Non-current portion of lease liabilities	144,079	146,551
Deferred income taxes	475	504

Total non-current liabilities	162,525	164,082
Commitments and contingencies (Note 10)
Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 7,756,425 and 7,814,797 shares issued and outstanding at March 28, 2020 and December 28, 2019, respectively	5,871	9,265
Retained earnings	204,679	200,249
Accumulated other comprehensive loss	(14,190)	(11,763)

Total shareholders' equity	196,360	197,751

Total liabilities and shareholders' equity	$550,208	$533,243

See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Fiscal Quarter Ended
	March 28, 2020	March 30, 2019
OPERATING ACTIVITIES:
Net income	$6,468	$4,665
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,943	2,616
Facility-related liabilities	35	35
Right-of-use asset amortization	2,994	2,209
Deferred income taxes	23	21
Share-based compensation expenses	655	911
Accounts receivable allowances	62	48
Unrealized foreign currency remeasurement gains, net	(398)	—
Changes in operating assets and liabilities:
Accounts receivable	1,388	5,742
Unbilled services, net	(8,217)	(8,666)
Prepaid expenses and other current assets, and other assets	(5,327)	(2,162)
Forgivable loans	(27,139)	(16,957)
Incentive cash awards	1,423	1,214
Accounts payable, accrued expenses, and other liabilities	(39,121)	(42,489)
Lease liabilities	(1,164)	(3,754)

Net cash used in operating activities	(65,375)	(56,567)
INVESTING ACTIVITIES:
Purchase of property and equipment	(7,949)	(774)

Net cash used in investing activities	(7,949)	(774)
FINANCING ACTIVITIES:
Issuance of common stock, principally stock options exercises	151	1,526
Borrowings under revolving line of credit	70,000	39,000
Tax withholding payments reimbursed by shares	(390)	(388)
Cash paid on dividend equivalents	(40)	(35)
Cash dividends paid to shareholders	(1,796)	(1,616)
Repurchase of common stock	(3,810)	(4,349)

Net cash provided by financing activities	64,115	34,138
Effect of foreign exchange rates on cash and cash equivalents	(612)	133

Net decrease in cash and cash equivalents	(9,821)	(23,070)
Cash and cash equivalents at beginning of period	25,639	38,028

Cash and cash equivalents at end of period	$15,818	$14,958

Noncash investing and financing activities:
Purchases of property and equipment not yet paid for	$370	$1,906

Asset retirement obligations	$155	$—

Right-of-use assets obtained in exchange for lease obligations	$—	$713

Right-of-use assets related to the adoption of ASC 842	$—	$82,329

Lease liabilities related to the adoption of ASC 842	$—	$106,765

Supplemental cash flow information:
Cash paid for taxes	$695	$298

Cash paid for interest	$245	$59

Cash paid for amounts included in operating lease liabilities	$5,039	$4,627

See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

FOR THE FISCAL QUARTER ENDED MARCH 28, 2020 (unaudited)

(in thousands, except share data)

	Common Stock
				Accumulated Other Comprehensive Loss
	Shares Issued	Amount	Retained Earnings		Total Shareholders' Equity
BALANCE AT DECEMBER 28, 2019	7,814,797	$9,265	$200,249	$(11,763)	$197,751

Balance at December 29, 2019, as previously reported	7,814,797	$9,265	$200,249	$(11,763)	$197,751
Cumulative effect of a change in accounting principle related to ASC 326	—	—	(203)	—	(203)

Balance at December 29, 2019, as adjusted	7,814,797	$9,265	$200,046	$(11,763)	$197,548

Net income	—	—	6,468	—	6,468
Foreign currency translation adjustment	—	—	—	(2,427)	(2,427)
Exercise of stock options	8,200	151	—	—	151
Share-based compensation expense	—	655	—	—	655
Restricted shares vestings	23,884	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(7,843)	(390)	—	—	(390)
Shares repurchased	(82,613)	(3,810)	—	—	(3,810)
Accrued dividends on unvested shares	—	—	1	—	1
Cash paid on dividend equivalents	—	—	(40)	—	(40)
Cash dividends paid to shareholders ($0.23 per share)	—	—	(1,796)	—	(1,796)

BALANCE AT MARCH 28, 2020	7,756,425	$5,871	$204,679	$(14,190)	$196,360

See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

FOR THE FISCAL QUARTER ENDED MARCH 30, 2019 (unaudited)

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

Basis of Presentation

        The unaudited condensed consolidated financial statements include the accounts of CRA International, Inc. and its wholly-owned subsidiaries (collectively the "Company"), which require consolidation after the elimination of intercompany accounts and transactions. These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for Quarterly Reports on Form 10-Q. Accordingly, these financial statements do not include all the information and note disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for annual financial statements. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair presentation of CRA's results of operations, financial position, cash flows, and shareholders' equity for the interim periods presented in conformity with GAAP. Results of operations for the interim periods presented herein are not necessarily indicative of results of operations for a full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 28, 2019 included in CRA's Annual Report on Form 10-K filed with the SEC on February 27, 2020 (the "2019 Form 10-K"). Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications had no effect on previously reported results of operations, financial position, or cash flows.

Estimates

        The preparation of financial statements in conformity with GAAP requires management to make significant estimates and judgments that affect the reported amounts of assets and liabilities, as well as the related disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of consolidated revenues and expenses during the reporting period. Estimates in these condensed consolidated financial statements include, but are not limited to, allowances for accounts receivable and unbilled services, revenue recognition on fixed price contracts, variable consideration to be included in the transaction price of revenue contracts, depreciation of property and equipment, measurement of operating lease right-of-use ("ROU") assets and liabilities, share-based compensation, valuation of the contingent consideration liability, valuation of acquired intangible assets, impairment of long-lived assets, goodwill, accrued and deferred income taxes, valuation allowances on deferred tax assets, accrued incentive compensation, and certain other accrued expenses. These items are monitored and analyzed by CRA for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. CRA bases its estimates on historical experience and various other assumptions that CRA believes to be reasonable under the circumstances. Actual results may differ from those

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

1. Summary of Significant Accounting Policies (Continued)

estimates if CRA's assumptions based on past experience or other assumptions do not turn out to be substantially accurate.

Common Stock and Equity

        Equity transactions consist primarily of the repurchase by CRA of its common stock under its share repurchase program and the recognition of compensation expense and issuance of common stock under CRA's 2006 Equity Incentive Plan. Under CRA's share repurchase program, the Company repurchases its common stock in open market purchases (including through any Rule 10b5-1 plan adopted by CRA) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. The purchase price is first charged against available paid in capital ("PIC"), and once PIC is exhausted, any future purchases will be charged to retained earnings. CRA's common stock has no par value. All shares repurchased have been retired.

Recent Accounting Standards Adopted

Leases (Topic 842)

        CRA adopted Accounting Standards Codification ("ASC") Topic 842, Leases ("ASC 842"), which supersedes ASC Topic 840, Leases ("ASC 840"), on December 30, 2018, using the modified retrospective transition method. The cumulative effect of the transition adjustments was recognized as of the date of adoption.

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

        As a result of adopting the new standard, CRA recognized ROU assets of $82.3 million and lease liabilities of $106.8 million on December 30, 2018. The difference between the amount of ROU assets and lease liabilities recognized was an adjustment to deferred rent. There was no change to net deferred tax assets as a result of CRA's adoption of ASC 842. The adoption of ASC 842 did not have a material impact on CRA's results of operations or cash flows, nor did it have an impact on any of CRA's existing debt covenants.

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

Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

        CRA adopted ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASC 326") on December 29, 2019. ASC 326 replaces the methodology that recognizes impairment of financial instruments when losses have been incurred with a methodology that recognizes impairment of financial instruments when losses are expected. The amendment requires entities to use a forward-looking "expected loss" model for most financial instruments, including accounts receivable, unbilled services, and loans, that is based on historical information, current information, and reasonable and supportable forecasts.

        As a result of adopting the new standard, CRA recognized a cumulative increase to allowances for accounts receivable and unbilled services and a reduction to the fiscal 2020 opening balance of retained earnings of $0.2 million. Comparative periods prior to the adoption of ASC 326 and their respective disclosures have not been adjusted. The adoption of ASC 326 did not have a material impact on CRA's results of operations or cash flows on the date of transition.

Fair Value Measurements (Topic 820)

        CRA adopted ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement ("ASU No. 2018-13") on December 29, 2019. The ASU eliminates, adds, and modifies certain disclosure requirements for fair value measurements from ASC 820. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurement. The adoption of the new standard did not have a material impact on CRA's financial position, results of operations, cash flows, or disclosures on the date of transition.

Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement

        CRA adopted ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15") on December 29, 2019. ASU 2018-15 clarifies the accounting for implementation costs in a cloud computing arrangement that is a service contract and aligns the requirements for capitalizing those costs with the capitalization requirements for costs incurred to develop or obtain internal-use software. CRA adopted the ASU using the prospective transition approach, as permitted under the new guidance. The adoption of the new standard did not have a material impact on CRA's financial position, results of operations, cash flows, or disclosures on the date of transition.

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

1. Summary of Significant Accounting Policies (Continued)

Recent Accounting Standards Not Yet Adopted

Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes

        In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 simplifies or clarifies accounting for income taxes by changing the following current guidance: accounting for year-to-date losses in interim periods, accounting for tax law changes in interim periods, determining when a deferred tax liability is recognized for foreign subsidiaries that transition to or from being accounted for as equity method investments, application of income tax guidance to franchise taxes that are partially based on income, and making an intra-period allocation in situations where there is a loss in continuing operations and income or gain from other items. ASU 2019-12 also introduces new guidance to evaluate whether a step up in the tax basis of goodwill relates to a business combination or a separate transaction and provides a policy election to not allocate consolidated income taxes when a member of a consolidated tax return is not subject to income tax.

        ASU 2019-12 is effective for CRA for interim and annual periods beginning after December 15, 2020. Early adoption is permitted. CRA is in the process of determining the effects, if any, the adoption of the ASU may have on its financial position, results of operations, cash flows, or disclosures. CRA plans to adopt the amendments during the first fiscal quarter of 2021.

2. Fair Value of Financial Instruments

        The following tables show CRA's financial instruments as of March 28, 2020 and December 28, 2019 that are measured and recorded in the condensed consolidated financial statements at fair value on a recurring basis (in thousands):

	March 28, 2020
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	$150	$—	$—

Total Assets	$150	$—	$—

Liabilities:
Contingent consideration liability	$—	$—	$12,009

Total Liabilities	$—	$—	$12,009

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

        The contingent consideration liability in the table above is for estimated future contingent consideration payments related to the acquisition of C1 Consulting, LLC, an independent consulting firm, and its wholly-owned subsidiary C1 Associates (collectively, "C1"). The fair value measurement of the liability is based on significant inputs not observed in the market and thus represents a Level 3 measurement. The significant unobservable inputs used in the fair value measurement of the contingent consideration liability are CRA's measures of the estimated payouts based on internally generated revenue projections, expected volatility of the revenue projections, and discount rates. The fair value of the contingent consideration liability was determined using a Monte Carlo simulation. The fair value of the contingent consideration liability is reassessed on a quarterly basis by CRA using additional information as it becomes available, and any change in the fair value estimates are recorded in costs of services (exclusive of depreciation and amortization) on the condensed consolidated statements of operations. The contingent consideration is required to be paid prior to the end of the second quarter of fiscal 2021.

        The following table summarizes the changes in the contingent consideration liability over the fiscal quarter ended March 28, 2020 and the fiscal year ended December 28, 2019 (in thousands):

	Fiscal Quarter Ended	Fiscal Year Ended
	March 28, 2020	December 28, 2019
Beginning balance	$11,579	$6,197
Remeasurement of acquisition-related contingent consideration	155	3,285
Accretion	275	2,097

Ending balance	$12,009	$11,579

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. Revenue Recognition

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

Disaggregation of Revenue

        The following tables disaggregate CRA's revenue by type of contract and geographic location (in thousands):

	Fiscal Quarter Ended
Type of Contract	March 28, 2020	March 30, 2019
Consulting services revenues
Fixed Price	$28,988	$21,386
Time-and-materials	97,170	84,463

Total	$126,158	$105,849

	Fiscal Quarter Ended
Geographic Breakdown	March 28, 2020	March 30, 2019
Consulting services revenues
United States	$100,740	$83,529
United Kingdom	19,066	18,507
Other	6,352	3,813

Total	$126,158	$105,849

Reserves for Variable Consideration and Credit Risk

        Revenues from CRA's consulting services are recorded at the net transaction price, which includes estimates of variable consideration for which reserves are established. Variable consideration reserves are based on actual price concessions and those expected to be extended to CRA customers as well as CRA's historical realization rates and are recorded as a component of the allowances for accounts receivable and unbilled services.

        CRA's accounts receivable and unbilled services consist of receivables from a broad range of clients in a variety of industries located through the U.S. and other countries. CRA performs a credit evaluation of its clients to minimize its collectability risk. Periodically, CRA will require advance payment from certain clients. However, CRA does not require collateral or other security.

        CRA adopted ASC 326 on December 29, 2019, which changed the method CRA estimated reserves related to credit risk. As a result of the adoption, CRA recognized a cumulative-effect

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. Revenue Recognition (Continued)

adjustment of $0.2 million to retained earnings and allowances for accounts receivable and unbilled services. Comparative periods and their respective disclosures prior to the adoption of ASC 326 have not been adjusted.

        Under ASC 326, CRA maintains allowances for accounts receivable and unbilled services for estimated losses resulting from clients' failure to make required payments. CRA estimates these allowances based on historical charge-off rates, adjusted for days of sales outstanding and expected changes to clients' financial conditions during the anticipated collection period. CRA writes off allowances when management determines the balance is uncollectible and all efforts of collection have been exhausted. Bad debt expense, net of recoveries of previously written off allowances, is reported as a component of selling, general and administrative expenses.

        Prior to adopting ASC 326 in fiscal 2020, CRA determined allowances for accounts receivable and unbilled services for specific customer accounts based on the financial condition of the customer and related facts and circumstances. Expenses associated with these allowances were reported as a component of selling, general and administrative expenses.

        Adjustments to the allowances for accounts receivable and unbilled services related to reserves for variable consideration are as follows (in thousands):

	Fiscal Quarter Ended
	March 28, 2020	March 30, 2019
Additions to reserves for variable consideration	$1,414	$1,443

        Adjustments to the allowances for accounts receivable and unbilled services related to reserves for credit risk are as follows (in thousands):

	Fiscal Quarter Ended	Fiscal Year Ended
	March 28, 2020	December 28, 2019
Beginning balance	$370	$639
Cumulative effect of a change in accounting principle related to ASC 326	203	—
Bad debt expense	59	173
Amounts written off	(138)	(442)

Ending balance	$494	$370

Reimbursable Expenses

        Revenues also include reimbursements for costs incurred by CRA in fulfilling its performance obligations, including travel and other out-of-pocket expenses, fees for outside consultants and other

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. Revenue Recognition (Continued)

reimbursable expenses. CRA recovers substantially all of these costs. The following expenses are subject to reimbursement (in thousands):

	Fiscal Quarter Ended
	March 28, 2020	March 30, 2019
Reimbursable expenses	$16,430	$12,835

Contract Balances from Contracts with Customers

        CRA defines contract assets as assets for which it has recorded revenue because it determines that it is probable that it will earn a performance-based or contingent fee, but is not yet entitled to receive a fee, because certain events, such as completion of the measurement period or client approval, must occur. The contract assets balance was immaterial as of March 28, 2020 and December 28, 2019.

        CRA defines contract liabilities as advance payments from or billings to its clients for services that have not yet been performed or earned and retainers. These liabilities are recorded within deferred revenues and are recognized as services are provided. When consideration is received, or such consideration is unconditionally due from a customer prior to transferring consulting services to the customer under the terms of a contract, a contract liability is recorded. Contract liabilities are recognized as revenue after performance obligations have been satisfied and all revenue recognition criteria have been met.

        The following table presents the opening and closing balances of CRA's contract liability (in thousands):

	Contract Liability
	Fiscal Quarter Ended	Fiscal Year Ended
	March 28, 2020	December 28, 2019
Balance at the beginning of the period	$4,007	$5,453
Balance at the end of the period	$3,495	$4,007

        During the fiscal quarter ended March 28, 2020, CRA recognized the following revenue as a result of changes in the contract liability balance or performance obligations satisfied in previous years (in thousands):

Fiscal Quarter Ended
March 28, 2020
Amounts included in contract liabilities at the beginning of the period	$2,906
Performance obligations satisfied in previous periods	$3,257

        The timing of revenue recognition, billings and cash collections results in billed receivables, unbilled services and contract liabilities on the condensed consolidated balance sheets.

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. Forgivable Loans

        Forgivable loan activity for the fiscal quarter ended March 28, 2020 and the fiscal year ended December 28, 2019 is as follows (in thousands):

	Fiscal Quarter Ended	Fiscal Year Ended
	March 28, 2020	December 28, 2019
Beginning balance	$55,141	$40,294
Advances	33,442	35,166
Repayments	—	(1,173)
Reclassification from accrued expenses / to other assets	(9,713)	(1,734)
Amortization	(6,285)	(17,700)
Effects of foreign currency translation	(540)	288

Ending balance	$72,045	$55,141

Current portion of forgivable loans	$14,177	$6,751

Non-current portion of forgivable loans	$57,868	$48,390

        At March 28, 2020 and December 28, 2019, CRA had no other loans to current or former employees included in other assets on the consolidated balance sheet.

        The principal amount of forgivable loans and accrued interest is forgiven by CRA over the term of the loans, provided that the employee or non-employee expert continues employment or affiliation with CRA and complies with certain contractual requirements. Under ASC 326, CRA maintains an allowance for doubtful accounts for amounts not expected to be collected, which is initially assessed when the employee or non-employee fails to comply with contractual requirements or ceases employment or affiliation with CRA. The allowances are determined per specific borrower and are based on their financial condition and related facts and circumstances, including consideration of collateral.

        For the fiscal quarter ended March 28, 2020 and the fiscal year ended December 28, 2019, no allowances for or write-offs of these loans were recorded.

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. Goodwill and Intangible Assets

        The changes in the carrying amount of goodwill during the fiscal quarter ended March 28, 2020 and the fiscal year ended December 28, 2019, are as follows (in thousands):

Balance at December 28, 2019
Goodwill	$164,921
Accumulated goodwill impairment	(76,417)

Goodwill, net at December 28, 2019	88,504
Foreign currency translation adjustment and other(1)	(677)

Balance at March 28, 2020
Goodwill	159,720
Accumulated goodwill impairment	(71,893)

Goodwill, net at March 28, 2020	$87,827

(1)
During the fiscal quarter ended March 28, 2020, goodwill and accumulated goodwill impairment were reduced by $4.5 million as a result of the dissolution and final liquidation of GNU123 Liquidating Corporation.

        Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives. There were no impairment losses related to intangible assets during the fiscal quarter ended March 28, 2020 or during the fiscal year ended December 28, 2019.

        The components of acquired identifiable intangible assets are as follows (in thousands):

	March 28, 2020	December 28, 2019
Non-competition agreements	$324	$324
Customer relationships	12,120	12,120

Total cost	12,444	12,444
Accumulated amortization	(6,311)	(5,968)

Total intangible assets, net	$6,133	$6,476

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. Accrued Expenses

        Accrued expenses consist of the following (in thousands):

	March 28, 2020	December 28, 2019
Compensation and related expenses	$63,462	$99,993
Income taxes payable	1,879	430
Commissions due to senior consultants	339	9,961
Other professional fees	2,230	2,077
Direct project accruals	3,820	3,201
Accrued leasehold improvements	2,189	2,166
Other	3,795	3,473

Total	$77,714	$121,301

        As of March 28, 2020 and December 28, 2019, approximately $37.1 million and $81.2 million, respectively, of accrued bonuses for the fiscal quarter ended March 28, 2020 and the fiscal year ended December 28, 2019 were included above in "Compensation and related expenses."

7. Income Taxes

        CRA's effective income tax rates were 29.4% and 23.5% for the fiscal quarters ended March 28, 2020 and March 30, 2019, respectively. The effective tax rate for the first quarter of fiscal 2020 was higher than the prior year primarily due to a decrease in the tax benefit related to the accounting for stock-based compensation, partially offset by a decrease in meals and entertainment. The effective tax rate for the first quarter of fiscal 2020 was higher than the combined federal and state statutory tax rate primarily due to non-deductible items resulting from limitations on the deductibility of compensation paid to executive officers and the deductibility of meals and entertainment. The effective tax rate for the first quarter of fiscal 2019 was lower than the combined federal and state statutory tax rate primarily due to the tax benefit related to the accounting for stock-based compensation, partially offset by non-deductible items resulting from limitations on the deductibility of compensation paid to executive officers and the deductibility of meals and entertainment.

        CRA has not provided for deferred income taxes or foreign withholding taxes on undistributed earnings and other basis differences that may exist from its foreign subsidiaries as of March 28, 2020, because such earnings are considered to be indefinitely reinvested. CRA does not rely on these unremitted earnings as a source of funds for its domestic business as it expects to have sufficient cash flow in the U.S. to fund its U.S. operational and strategic needs. If CRA were to repatriate its foreign earnings that are indefinitely reinvested, it would accrue substantially no additional tax expense.

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

(Unaudited)

8. Net Income Per Share (Continued)

earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period, as adjusted for the potential dilutive effect of non-participating share-based awards. Net earnings allocable to participating securities were not material for the first quarter of fiscal 2020 or the first quarter of fiscal 2019.

        The following table presents a reconciliation from net income to the net income available to common shareholders (in thousands):

	Fiscal Quarter Ended
	March 28, 2020	March 30, 2019
Net income, as reported	$6,468	$4,665
Less: net income attributable to participating shares	26	16

Net income available to common shareholders	$6,442	$4,649

        The following table presents a reconciliation of basic to diluted weighted average shares of common stock outstanding (in thousands):

	March 28, 2020	March 30, 2019
Basic weighted average shares outstanding	7,805	8,015
Dilutive stock options and restricted stock units	232	331

Diluted weighted average shares outstanding	8,037	8,346

        For the fiscal quarter ended March 28, 2020, the anti-dilutive share-based awards that were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding amounted to 73,647 shares. For the fiscal quarter ended March 30, 2019, the anti-dilutive share-based awards that were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding amounted to 20,078 shares. These share-based awards each period were anti-dilutive because their exercise price exceeded the average market price over the respective period.

9. Credit Agreement

        CRA is party to a credit agreement that provides CRA with a $125.0 million revolving credit facility and a $15.0 million sublimit for the issuance of letters of credit. CRA may use the proceeds of the revolving credit facility to provide working capital and for other general corporate purposes. CRA may repay any borrowings under the revolving credit facility at any time, but any borrowings must be repaid no later than October 24, 2022. There were $70.0 million in borrowings outstanding under this revolving credit facility as of March 28, 2020. There were no outstanding borrowings under this facility as of December 28, 2019.

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. Credit Agreement (Continued)

        As of March 28, 2020, the amount available under this revolving credit facility was reduced by certain letters of credit outstanding, which amounted to $4.4 million. Under the credit agreement, CRA must comply with various financial and non-financial covenants. Compliance with these financial covenants is tested on a fiscal quarterly basis. As of March 28, 2020 and December 28, 2019, CRA was in compliance with the covenants of its credit agreement.

10. Contingencies

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

        While CRA has not experienced a material adverse impact to its business, financial condition or results of operations from the COVID-19 pandemic to date, there is uncertainty about client demand for the Company's services, the worldwide economy and consequently, the financial results for the current quarter may not be indicative of the results to be expected for the full fiscal year. The timing of ongoing projects and new project originations may be delayed or otherwise disrupted due to the length and severity of current business closures and other restrictions implemented in response to COVID-19, which may impact the timing and amount of future revenues. The magnitude of any impact on CRA's business and its duration is uncertain and cannot currently be reasonably estimated at this time. CRA is not aware of any specific events or circumstances that would require an update to its estimates or adjustments to the carrying value of its assets and liabilities as of April 30, 2020, the issuance date of this Quarterly Report on Form 10-Q.

11. Subsequent Events

        On April 30, 2020, CRA announced that its Board of Directors declared a quarterly cash dividend of $0.23 per common share, payable on June 12, 2020 to shareholders of record as of May 26, 2020.

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

COVID-19 Assessment

        While the COVID-19 pandemic did not materially adversely affect the Company's financial results and business operations in the Company's first fiscal quarter ended March 28, 2020, the COVID-19 pandemic may pose significant risks to our business. It is too early to quantify the impact, if any, this situation will have on revenue for the remainder of our fiscal year ended January 2, 2021 or beyond, but the public health actions being undertaken to reduce the spread of the virus may create significant disruptions with respect to the demand for our services and impact our ability to conduct business activities in the ordinary course for an indefinite period. Since March 16, 2020, when we implemented our stay-at-home policy and successfully transitioned to a virtual work environment, we have been closely monitoring the COVID-19 pandemic and its impacts and potential impacts on our business. However, because developments with respect to the spread of COVID-19 and its impacts have been occurring so rapidly and because of the unprecedented nature of the pandemic, we are unable to predict the extent of any adverse financial impact of COVID-19 on our business, financial condition, results of operations and cash flows. Due to the above circumstances and as described generally in this Form 10-Q, the Company's results of operations for the three-month period ended March 28, 2020 are not necessarily indicative of the results to be expected for the full fiscal year.

        As of March 28, 2020, our cash and cash equivalents, were $15.9 million, and we had access to $50.6 million of borrowing capacity under our $125.0 million revolving credit facility, which when combined with our ongoing operating cash flows, will help us manage the impacts of the COVID-19 pandemic on our business and address related liquidity needs.

        Please see "Item 1A. Risk Factors" in this Quarterly Report on Form 10-Q for an additional discussion of risks and potential risks of the COVID-19 pandemic on our business, financial condition and results of operations.

Critical Accounting Policies and Significant Estimates

        Our critical accounting policies involving the more significant estimates and judgments used in the preparation of our financial statements as of March 28, 2020 remain unchanged from December 28,

2019. Please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 28, 2019, filed with the Securities and Exchange Commission on February 27, 2020, for details on these critical accounting policies. Except as noted below, there have been no material changes to these critical accounting policies and significant estimates during the fiscal quarter ended March 28, 2020.

Recent Accounting Standards

        Please refer to the sections captioned "Recent Accounting Standards Adopted" and "Recent Accounting Standards Not Yet Adopted" included in Note 1, "Summary of Significant Accounting Policies" in Part I, Item I, "Financial Statements" of this report.

Results of Operations—For the Fiscal Quarter Ended March 28, 2020, Compared to the Fiscal Quarter Ended March 30, 2019

        The following table provides operating information as a percentage of revenues for the periods indicated:

	Fiscal Quarter Ended
	March 28, 2020	March 30, 2019
Revenues	100.0%	100.0%
Costs of services (exclusive of depreciation and amortization)	72.1	69.6
Selling, general and administrative expenses	19.1	21.5
Depreciation and amortization	2.3	2.5

Income from operations	6.4	6.5
Interest expense, net	(0.3)	—
Foreign currency gains (losses), net	1.1	(0.7)

Income before provision for income taxes	7.3	5.8
Provision for income taxes	2.1	1.4

Net income	5.1%	4.4%

Fiscal Quarter Ended March 28, 2020, Compared to the Fiscal Quarter Ended March 30, 2019

        Revenues.    Revenues increased by $20.4 million, or 19.2%, to $126.2 million for the first quarter of fiscal 2020 from $105.8 million for the first quarter of fiscal 2019. The increase in net revenue was a result of an increase in gross revenues of $19.7 million as compared to the first quarter of fiscal 2019, and a decrease in write-offs and reserves of $0.7 million compared to the first quarter of fiscal 2019. Utilization decreased to 71% for the first quarter of fiscal 2020 from 75% for the first quarter of fiscal 2019, while consultant headcount grew 16.3% from 687 at the end of the first quarter of fiscal 2019 to 799 at the end of the first quarter of fiscal 2020. Included in revenues are the effect of changes in currency exchange rates resulting in a decrease to revenue of $0.4 million for the fiscal quarter ended March 28, 2020, and a decrease of $1.5 million for the fiscal quarter ended March 30, 2019.

        Overall, revenues outside of the U.S. represented approximately 20% and 21% of total revenues for the first quarter of fiscal 2020 and fiscal 2019, respectively. Revenues derived from fixed-price engagements increased to 23% of total revenues for the first quarter of fiscal 2020 compared with 20% of total revenues for the first quarter of fiscal 2019. These percentages of revenue derived from fixed-price engagements depend largely on the proportion of our revenues derived from our management consulting business, which typically has a higher concentration of fixed-price service contracts.

        Costs of Services (exclusive of depreciation and amortization).    Costs of services (exclusive of depreciation and amortization) increased by $17.4 million, or 23.6%, to $91.0 million for the first quarter of fiscal 2020 from $73.6 million for the first quarter of fiscal 2019. The increase in costs of services was due primarily to an increase of $4.9 million in employee compensation and fringe benefit costs attributable to our increased consultant headcount, an increase in incentive and retention compensation costs of $6.3 million, an increase in forgivable loan and incentive awards amortization of $0.9 million, an increase in expense related to the net change in contingent consideration valuation of $0.6 million and an increase in other compensation of $1.3 million. Additionally, client reimbursable expenses increased by $3.6 million in the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019. These increased expenses were partially offset by a decrease in stock compensation of $0.2 million. As a percentage of revenues, costs of services (exclusive of depreciation and amortization) increased to 72.1% for the first quarter of fiscal 2020 from 69.6% for the first quarter of fiscal 2019.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by $1.4 million, or 6.1%, to $24.1 million for the first quarter of fiscal 2020 from $22.7 million for the first quarter of fiscal 2019. Within this category of expenses, there was a $0.2 million increase in employee compensation and fringe benefit costs and a $2.0 million increase in rent expense primarily due to additional space in our Boston and Oakland offices for the first quarter of fiscal 2020 as compared to the first quarter of fiscal 2019. Partially offsetting these increased expenses was a $0.3 million decrease in other operating expenses primarily due to a decrease in legal and other professional fees and a $0.5 million decrease in commissions to our nonemployee experts.

        As a percentage of revenues, selling, general and administrative expenses decreased to 19.1% for the first quarter of fiscal 2020 from 21.5% for the first quarter of fiscal 2019. Commissions to our nonemployee experts decreased to 2.2% of revenues for the first quarter of fiscal 2020 compared to 3.2% of revenues for the first quarter of fiscal 2019.

        Provision for Income Taxes.    The income tax provision was $2.7 million and the effective tax rate was 29.4% for the first quarter of fiscal 2020 compared to $1.4 million and 23.5% for the first quarter of fiscal 2019. The effective tax rate for the first quarter of fiscal 2020 was higher than the prior year primarily due to a decrease in the tax benefit related to the accounting for stock-based compensation, partially offset by a decrease in meals and entertainment. The effective tax rate for the first quarter of fiscal 2020 was higher than the combined federal and state statutory tax rate primarily due to non-deductible items resulting from limitations on the deductibility of compensation paid to executive officers and the deductibility of meals and entertainment. The effective tax rate for the first quarter of fiscal 2019 was lower than the combined federal and state statutory tax rate primarily due to the tax benefit related to the accounting for stock-based compensation, partially offset by non-deductible items resulting from limitations on the deductibility of compensation paid to executive officers and the deductibility of meals and entertainment.

        Net Income.    Net income increased by $1.8 million to $6.5 million for the first quarter of fiscal 2020 from $4.7 million for the first quarter of fiscal 2019. The net income per diluted share was $0.80 per share for the first quarter of fiscal 2020, compared to $0.56 of net income per diluted share for the first quarter of fiscal 2019. Weighted average diluted shares outstanding decreased by approximately 309,000 shares to approximately 8,037,000 shares for the first quarter of fiscal 2020 from approximately 8,346,000 shares for the first quarter of fiscal 2019. The decrease in weighted average diluted shares outstanding was primarily due to the repurchase of shares of our common stock since the quarter period ended March 30, 2019, offset in part by the issuance or vesting of shares of restricted stock and time-vesting restricted stock units, and the exercise of stock options, since the first quarter of fiscal 2019.

Liquidity and Capital Resources

        We believe that our current cash, cash equivalents, cash generated from operations, and amounts available under our revolving credit facility will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

        General.    During the fiscal quarter ended March 28, 2020, cash and cash equivalents decreased by $9.8 million. We completed the period with cash and cash equivalents of $15.8 million. The principal drivers of the reduction of cash were payments of a significant portion of our fiscal 2019 performance bonuses, the funding of forgivable loans, the repurchase of shares, and capital expenditures related to the buildout of the expanded New York and Toronto office space, as well as the Oakland office space, offset by net borrowings of $70.0 million under our revolving credit facility.

        During the fiscal quarter ended March 28, 2020, working capital (defined as current assets less current liabilities) decreased by $12.6 million to $0.1 million. In addition to the reduction in cash balances noted above, the reduction in working capital is due to the $70.0 million of borrowings during the quarter, a portion of the proceeds from which were used to fund forgivable loan issuances and leasehold improvements, much of which are classified as non-current assets.

        Of the total cash and cash equivalents held at March 28, 2020, $7.1 million was held within the U.S. We have sufficient sources of liquidity in the U.S., including cash from operations and availability under our revolving credit facility, to fund U.S. activities for the next 12 months.

        Sources and Uses of Cash.    During the fiscal quarter ended March 28, 2020, net cash used in operating activities was $65.4 million. Net income was $6.5 million for the fiscal quarter ended March 28, 2020. The primary factor in cash used in operations was a decrease in the accounts payable, accrued expenses, and other liabilities of $39.1 million. Other uses of cash included an increase of $8.2 million in unbilled receivables, a $5.3 million increase in prepaid expenses and other current assets, $0.4 million unrealized foreign currency exchange gains, net, and a $1.2 million decrease in lease liabilities. The change in forgivable loans for the period of $27.1 million was primarily driven by $33.4 million of forgivable loan issuances, net of repayments, offset by $6.3 million of forgivable loan amortization. Offsetting these uses of cash was a $1.4 million decrease in accounts receivable, net, as well as a decrease in incentive cash awards expense of $1.4 million. Cash provided by operations included non-cash depreciation and amortization expense of $2.9 million, share-based compensation expenses of $0.7 million, and $3.0 million in ROU asset amortization.

        During the fiscal quarter ended March 28, 2020, net cash used in investing activities was $7.9 million for capital expenditures primarily related to the buildout of the New York, Toronto, and Oakland office space.

        During the fiscal quarter ended March 28, 2020, net cash provided by financing activities was $64.1 million, primarily as a result of borrowings under the revolving credit facility of $70.0 million, and $0.2 million received upon the issuance of shares of common stock related to the exercise of stock options. Offsetting these increases in cash were the tax withholding payments reimbursed by restricted shares of $0.4 million, payment of $1.8 million of cash dividends to shareholders, and $3.8 million of repurchases of common stock.

  Indebtedness

        We are party to a credit agreement that provides us with a $125.0 million revolving credit facility and a $15.0 million sublimit for the issuance of letters of credit. We may use the proceeds of the revolving credit facility to provide working capital and for other general corporate purposes. Generally, we may repay any borrowings under the revolving credit facility at any time, but we must repay any outstanding borrowings no later than October 24, 2022. There was $70.0 million in outstanding borrowings under this revolving credit facility as of March 28, 2020.

        The amount available under this revolving credit facility is reduced by certain letters of credit outstanding, which amounted to $4.4 million as of March 28, 2020. Borrowings under the revolving credit facility bear interest at a rate per annum, at our election, of either (i) the adjusted base rate, as defined in the credit agreement, plus an applicable margin, which varies between 0.25% and 1.25% depending on our total leverage ratio as determined under the credit agreement, or (ii) the adjusted eurocurrency rate, as defined in the credit agreement, plus an applicable margin, which varies between 1.25% and 2.25% depending on our total leverage ratio. We are required to pay a fee on the unused portion of the revolving credit facility at a rate per annum that varies between 0.20% and 0.35% depending on our total leverage ratio. Borrowings under the revolving credit facility are secured by 100% of the stock of certain of our U.S. subsidiaries and 65% of the stock of certain of our foreign subsidiaries, which represent approximately $32.9 million in net assets as of March 28, 2020.

        Under the credit agreement, we must comply with various financial and non-financial covenants. Compliance with these financial covenants is tested on a fiscal quarterly basis. Any indebtedness outstanding under the revolving credit facility may become immediately due and payable upon the occurrence of stated events of default, including our failure to pay principal, interest or fees or a violation of any financial covenant. The financial covenants require us to maintain an adjusted consolidated EBITDA to consolidated interest expense ratio of more than 2.5:1.0 and to comply with a consolidated debt to adjusted consolidated EBITDA ratio of not more than 3.0:1.0. The non-financial covenant restrictions of the credit agreement include, but are not limited to, our ability to incur additional indebtedness, engage in acquisitions or dispositions, and enter into business combinations.

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

  Business and Talent Acquisitions

        As part of our business, we regularly evaluate opportunities to acquire other consulting firms, practices or groups or other businesses. In recent years, we have typically paid for acquisitions with cash, or a combination of cash and our common stock, and we may continue to do so in the future. To pay for an acquisition, we may use cash on hand, cash generated from our operations, borrowings under our revolving credit facility, or we may pursue other forms of financing. Our ability to secure short-term and long-term debt or equity financing in the future will depend on several factors, including our future profitability, the levels of our debt and equity, restrictions under our revolving credit facility, and the overall credit and equity market environments.

  Share Repurchases

        In February 2020, our Board of Directors authorized an expansion to our existing share repurchase program, authorizing the purchase of an additional $20.0 million of our common stock. We may repurchase shares under this program in open market purchases (including through any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. During the fiscal quarter ended March 28, 2020, we repurchased and retired 82,613 shares, under our share repurchase program at an average price per share of $46.15. During the fiscal quarter ended March 30, 2019, we repurchased and retired 86,609 shares, under our share repurchase program at an average price per share of $50.25. As of March 28, 2020, we had approximately $19.7 million available for future repurchases under our share repurchase program. We plan to finance future repurchases with available cash, cash from future operations and funds from our revolving credit facility.

  Dividends to Shareholders

        We anticipate paying regular quarterly dividends each year. These dividends are anticipated to be funded through cash flow from operations, available cash on hand, and/or borrowings under our revolving credit facility. Although we anticipate paying regular quarterly dividends on our common stock for the foreseeable future, the declaration of any future dividends is subject to the discretion of our Board of Directors. During the fiscal quarters ended March 28, 2020 and March 30, 2019, we paid dividends and dividend equivalents of $1.8 million and $1.7 million, respectively, to our shareholders.

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

  •
  debt service and repayments, including interest payments on borrowings under our revolving credit facility;

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

        Our conclusion that we will be able to fund our cash requirements by using existing capital resources and cash generated from operations does not take into account the impact of any future acquisition transactions or any unexpected significant changes in the number of employees or other expenditures that are currently not contemplated. The anticipated cash needs of our business could change significantly if we pursue and complete additional business acquisitions, if our business plans change, if economic conditions change from those currently prevailing or from those now anticipated (including in connection with the COVID-19 pandemic), or if other unexpected circumstances arise that have a material effect on the cash flow or profitability of our business. Any of these events or circumstances, including any new business opportunities or the length and severity of the COVID-19 pandemic, could involve or result in significant additional funding needs in excess of the identified currently available sources and could require us to raise additional debt or equity funding to meet those needs on terms that may be less favorable compared to our current sources of capital. Our ability to raise additional capital over the next 12 months, if necessary, is subject to a variety of factors that we cannot predict with certainty, including:

  •
  our future profitability;

  •
  the quality of our accounts receivable;

  •
  our relative levels of debt and equity;

  •
  the volatility and overall condition of the capital markets; and

  •
  the market prices of our securities.

Factors Affecting Future Performance

        Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q, as well as a description of material risks we face, are set forth below under the heading "Risk Factors" and included in Part I—Item 1A "Risk Factors" of the 2019 Form 10-K. If any of these risks, or any risks not presently known to us or that we currently believe are not significant, develops into an actual event, then our business, financial condition, and results of operations could be adversely affected.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

        For information regarding our exposure to certain market risks see "Item 7A. Quantitative and Qualitative Disclosures about Market Risk," in the 2019 Form 10-K. Additionally, please see "ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations: COVID-19 Assessment" in this Quarterly Report on Form 10-Q for an additional discussion on the COVID-19 pandemic and the potential impact it may have on our business, financial condition and results of operations.

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. This is done in order to ensure that information we are required to disclose in the reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 28, 2020, due to the material weaknesses in internal control over financial reporting related to the inadequate design or execution of internal controls over: 1) our incentive-based compensation liabilities, as it relates to our internal controls over the review of the completeness and accuracy of key inputs into the computation of these liabilities; 2) certain aspects of accounting for revenue and related accounts; and 3) the completeness of certain accounts payable and expense accruals described in Item 9A of the 2019 Form 10-K.

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

Evaluation of Changes in Internal Control over Financial Reporting

        Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, we evaluated whether there were any changes in our internal control over financial reporting during the first quarter of fiscal 2020, including any changes related to COVID-19 and the transition to our remote working environment. Except for the ongoing remediation of the material weaknesses in internal controls over financial reporting noted above pursuant to the plan described in Item 9A of the 2019 Form 10-K, there were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during the first quarter of fiscal 2020, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Plan for Remediation of Material Weakness

        We are committed to remediating the control deficiencies that gave rise to the material weaknesses described above. Management is responsible for implementing changes and improvements to our internal control over financial reporting and for remediating the control deficiencies that gave rise to these material weaknesses. During fiscal 2020, we are enhancing our system of internal controls over financial reporting by implementing the plan of remediation described in Item 9A of the 2019 Form 10-K.

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

PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings

        None.

ITEM 1A.    Risk Factors

        There are many risks and uncertainties that can affect our future business, financial performance or results of operations. In addition to the other information set forth in this report, please review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Part I, Item 1A "Risk Factors" in our 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2020. Except as noted below, there have been no material changes to these risk factors during the quarter ended March 28, 2020.

The COVID-19 pandemic and resulting adverse economic conditions could have a material adverse impact on our business, financial condition and results of operations.

        In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the United States government-imposed travel restrictions on travel between the United States, Europe and other countries. In addition, the states and countries in which our offices are located have implemented stay-at-home orders requiring everyone to stay-at-home, except to obtain or provide essential services. Many businesses, including those of our clients, have responded with their own work-from-home policies and/or indefinite closures.

        We intend to continue to provide our services to our clients for the duration of these orders and closures. However, the timing of projects may be delayed or otherwise disrupted due to the length and severity of the current closures and any other restrictions or limitations implemented in the future. The COVID-19 virus poses the risk that we or our employees, our non-employee experts, governmental agencies, clients, and parties otherwise engaged in the delivery of our services may be prevented from conducting business activities in the ordinary course for an indefinite period. Extended shutdowns or other restrictions could also adversely limit our business operations or increase our costs.

        The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by the duration of COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and value of our common stock.

        The global pandemic of COVID-19 continues to evolve rapidly. The ultimate impact of COVID-19 or a similar health epidemic or pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business or the global economy. As a result, the COVID-19 pandemic may affect our operating and financial results in a manner that is not presently known to us.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        (a)   Not applicable.

        (b)   Not applicable.

        (c)   The following table provides information about our repurchases of shares of our common stock during the fiscal quarter ended March 28, 2020. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the fiscal quarter into three periods of four weeks, four weeks, and five weeks, respectively, to coincide with our reporting periods during the first quarter of fiscal 2020.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)(2)	(b) Average Price Paid per Share(1)(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
December 29, 2019 to January 25, 2020	—	—	—	$23,512,496
January 26, 2020 to February 22, 2020	3,658	$53.39	—	$23,512,496
February 23, 2020 to March 28, 2020	86,798	$46.17	82,613	$19,699,613

(1)
During the four weeks ended February 22, 2020 we accepted 3,658 shares of our common stock as a tax withholding from certain of our employees, in connection with the vesting of shares of restricted stock that occurred during the indicated period, pursuant to the terms of our 2006 equity incentive plan, at the average price of $53.39. During the five weeks ended March 28, 2020 we accepted 4,185 shares of our common stock as a tax withholding from certain of our employees, in connection with the vesting of shares of restricted stock and restricted stock units that occurred during the indicated period, pursuant to the terms of our 2006 equity incentive plan, at the average price per share of $46.52.

(2)
On February 7, 2020, our Board of Directors authorized an expansion to our existing share repurchase program of an additional $20.0 million of outstanding shares of our common stock. We may repurchase shares under this program in open market purchases (including through any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. During the five weeks ended March 28, 2020, we repurchased and retired 82,613 shares under this program at an average price per share of $46.15. Approximately $19.7 million was available for future repurchases under this program as of March 28, 2020.

ITEM 3.    Defaults Upon Senior Securities

        None.

ITEM 4.    Mine Safety Disclosures

        None.

ITEM 5.    Other Information

        None.

ITEM 6.    EXHIBIT INDEX

Item No.		Description
3.1		Amended and Restated Articles of Organization, as amended by the Articles of Amendment to our Articles of Organization filed on May 6, 2005 (incorporated by reference to Exhibit 3.1 to our annual report on Form 10-K filed on February 27, 2020).

3.2		Amended and Restated By-Laws, as amended (incorporated by reference to Exhibit 3.2 to our current report on Form 8-K filed on January 31, 2011).

10.1	#	Offer Letter between CRA International, Inc. and Daniel Mahoney effective March 17, 2020 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on March 20, 2020).

10.2	#	Severance Agreement between CRA International, Inc. and Paul A. Maleh dated March 17, 2020. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on March 20, 2020).

10.3	#	Severance Agreement between CRA International, Inc. and Chad M. Holmes dated March 17, 2020. (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed on March 20, 2020).

10.4	#	Severance Agreement between CRA International, Inc. and Jonathan Yellin dated March 17, 2020. (incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed on March 20, 2020).

10.5	#	Severance Agreement between CRA International, Inc. and Daniel Mahoney dated March 17, 2020. (incorporated by reference to Exhibit 10.5 to our current report on Form 8-K filed on March 20, 2020).

31.1		Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101		The following financial statements from CRA International, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2020, formatted in XBRL (eXtensible Business Reporting Language), as follows: (i) Condensed Consolidated Statements of Operations (unaudited) for the fiscal quarters ended March 28, 2020 and March 30, 2019, (ii) Condensed Consolidated Statements of Comprehensive Income (unaudited) for the fiscal quarters ended March 28, 2020 and March 30, 2019, (iii) Condensed Consolidated Balance Sheets (unaudited) as at March 28, 2020 and December 30, 2019, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the fiscal quarters ended March 28, 2020 and March 30, 2019, (v) Condensed Consolidated Statement of Shareholders' Equity (unaudited) for the fiscal quarters ended March 28, 2020 and March 30, 2019, and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

#
Management contract or compensatory plan, contract or arrangement.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRA INTERNATIONAL, INC.
Date: April 30, 2020	By:	/s/ PAUL A. MALEH Paul A. Maleh President and Chief Executive Officer
Date: April 30, 2020	By:	/s/ DANIEL K. MAHONEY Daniel K. Mahoney Chief Financial Officer, Executive Vice President and Treasurer
Date: April 30, 2020	By	/s/ DOUGLAS C. MILLER Douglas C. Miller Vice President and Chief Accounting Officer