Form 10-Q
period 2020-06-27
CRA INTERNATIONAL, INC.
filed 2020-07-30
CIK 1053706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2020
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 24, 2020
Common Stock, no par value per share	7,826,025 shares

CRA International, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

CRA INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

			Fiscal Year-to-Date
	Fiscal Quarter Ended		Period Ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019
Revenues	$123,031	$110,573	$249,189	$216,422
Costs of services (exclusive of depreciation and amortization)	90,168	75,972	181,165	149,607
Selling, general and administrative expenses	21,418	23,737	45,541	46,480
Depreciation and amortization	3,106	2,553	6,049	5,169
Income from operations	8,339	8,311	16,434	15,166
Interest expense, net	(372)	(519)	(734)	(530)
Foreign currency gains (losses), net	(102)	155	1,320	(589)
Income before provision for income taxes	7,865	7,947	17,020	14,047
Provision for income taxes	1,934	2,367	4,621	3,802
Net income	$5,931	$5,580	$12,399	$10,245
Net income per share:
Basic	$0.76	$0.70	$1.59	$1.28
Diluted	$0.75	$0.68	$1.55	$1.23
Weighted average number of shares outstanding:
Basic	7,764	7,925	7,784	7,970
Diluted	7,920	8,218	7,979	8,282

See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(in thousands)

			Fiscal Year-to-Date
	Fiscal Quarter Ended		Period Ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019
Net income	$5,931	$5,580	$12,399	$10,245
Other comprehensive income (loss)
Foreign currency translation adjustments	536	(653)	(1,891)	59
Comprehensive income	$6,467	$4,927	$10,508	$10,304

See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)

	June 27,	December 28,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$18,807	$25,639
Accounts receivable, net of allowances of $3,691 at June 27, 2020 and $3,838 at December 28, 2019	101,872	107,841
Unbilled services, net of allowances of $947 at June 27, 2020 and $1,503 at December 28, 2019	50,159	36,569
Prepaid expenses and other current assets	9,739	7,277
Forgivable loans	9,380	6,751
Total current assets	189,957	184,077
Property and equipment, net	65,402	61,295
Goodwill	87,914	88,504
Intangible assets, net	5,790	6,476
Right-of-use assets	122,983	130,173
Deferred income taxes	11,508	10,670
Forgivable loans, net of current portion	61,121	48,390
Other assets	3,914	3,658
Total assets	$548,589	$533,243
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,894	$26,069
Accrued expenses	82,199	121,301
Deferred revenue and other liabilities	7,040	6,723
Current portion of lease liabilities	13,208	12,847
Current portion of deferred compensation	15,183	4,470
Revolving line of credit	59,000	—
Total current liabilities	197,524	171,410
Non-current liabilities:
Deferred compensation and other non-current liabilities	4,957	15,071
Facility-related non-current liabilities	1,887	1,956
Non-current portion of lease liabilities	141,528	146,551
Deferred income taxes	478	504
Total non-current liabilities	148,850	164,082
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 7,779,549 and 7,814,797 shares issued and outstanding at June 27, 2020 and December 28, 2019, respectively	7,085	9,265
Retained earnings	208,784	200,249
Accumulated other comprehensive loss	(13,654)	(11,763)
Total shareholders’ equity	202,215	197,751
Total liabilities and shareholders’ equity	$548,589	$533,243

See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Fiscal Year-to-Date
	Period Ended
	June 27,	June 29,
	2020	2019
OPERATING ACTIVITIES:
Net income	$12,399	$10,245
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,049	5,169
Facility-related liabilities	(168)	50
Right-of-use asset amortization	5,894	4,848
Deferred income taxes	(842)	45
Share-based compensation expenses	1,451	1,759
Accounts receivable allowances	(311)	(260)
Unrealized foreign currency remeasurement losses, net	34	—
Changes in operating assets and liabilities:
Accounts receivable	5,000	7,177
Unbilled services, net	(13,962)	(8,245)
Prepaid expenses and other current assets, and other assets	(2,766)	(4,506)
Forgivable loans	(25,499)	(14,363)
Incentive cash awards	3,028	2,415
Accounts payable, accrued expenses, and other liabilities	(31,455)	(44,511)
Lease liabilities	(3,152)	(5,932)
Net cash used in operating activities	(44,300)	(46,109)
INVESTING ACTIVITIES:
Purchases of property and equipment	(13,517)	(3,904)
Net cash used in investing activities	(13,517)	(3,904)
FINANCING ACTIVITIES:
Issuance of common stock, principally stock options exercises	569	1,526
Borrowings under revolving line of credit	77,000	50,000
Repayments under revolving line of credit	(18,000)	(9,000)
Tax withholding payments reimbursed by shares	(390)	(388)
Cash paid on dividend equivalents	(40)	(35)
Cash dividends paid to shareholders	(3,584)	(3,196)
Repurchase of common stock	(3,810)	(11,510)
Net cash provided by financing activities	51,745	27,397
Effect of foreign exchange rates on cash and cash equivalents	(760)	176
Net decrease in cash and cash equivalents	(6,832)	(22,440)
Cash and cash equivalents at beginning of period	25,639	38,028
Cash and cash equivalents at end of period	$18,807	$15,588
Noncash investing and financing activities:
Purchases of property and equipment not yet paid for	$3,784	$4,053
Purchases of property and equipment paid by a third party	$—	$62
Asset retirement obligations	$155	$335
Right-of-use assets obtained in exchange for lease obligations	$—	$37,284
Right-of-use assets related to the adoption of ASC 842	$—	$82,329
Lease liabilities related to the adoption of ASC 842	$—	$106,765
Supplemental cash flow information:
Cash paid for taxes	$2,057	$3,583
Cash paid for interest	$676	$510
Cash paid for amounts included in operating lease liabilities	$9,243	$8,113

See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE FISCAL YEAR-TO-DATE PERIOD ENDED JUNE 27, 2020 (unaudited)

(in thousands, except share data)

				Accumulated
	Common Stock			Other	Total
	Shares		Retained	Comprehensive	Shareholders’
	Issued	Amount	Earnings	Loss	Equity
BALANCE AT DECEMBER 28, 2019	7,814,797	$9,265	$200,249	$(11,763)	$197,751
Balance at December 29, 2019, as previously reported	7,814,797	$9,265	$200,249	$(11,763)	$197,751
Cumulative effect of a change in accounting principle related to ASC 326	—	—	(203)	—	(203)
Balance at December 29, 2019, as adjusted	7,814,797	$9,265	$200,046	$(11,763)	$197,548
Net income	—	—	6,468	—	6,468
Foreign currency translation adjustment	—	—	—	(2,427)	(2,427)
Exercise of stock options	8,200	151	—	—	151
Share-based compensation expense	—	655	—	—	655
Restricted shares vestings	23,884	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(7,843)	(390)	—	—	(390)
Shares repurchased	(82,613)	(3,810)	—	—	(3,810)
Accrued dividends on unvested shares	—	—	1	—	1
Cash paid on dividend equivalents	—	—	(40)	—	(40)
Cash dividends paid to shareholders ($0.23 per share)	—	—	(1,796)	—	(1,796)
BALANCE AT MARCH 28, 2020	7,756,425	$5,871	$204,679	$(14,190)	$196,360
Net income	—	—	5,931	—	5,931
Foreign currency translation adjustment	—	—	—	536	536
Exercise of stock options	22,611	418	—	—	418
Share-based compensation expense	—	796	—	—	796
Restricted shares vestings	513	—	—	—	—
Accrued dividends on unvested shares	—	—	(38)	—	(38)
Cash dividends paid to shareholders ($0.23 per share)	—	—	(1,788)	—	(1,788)
BALANCE AT JUNE 27, 2020	7,779,549	$7,085	$208,784	$(13,654)	$202,215

See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE FISCAL YEAR-TO-DATE PERIOD ENDED JUNE 29, 2019 (unaudited)

(in thousands, except share data)

				Accumulated
	Common Stock			Other	Total
	Shares		Retained	Comprehensive	Shareholders’
	Issued	Amount	Earnings	Loss	Equity
BALANCE AT DECEMBER 29,2018	8,010,480	$22,837	$186,229	$(12,594)	$196,472
Net income	—	—	4,665	—	4,665
Foreign currency translation adjustment	—	—	—	712	712
Exercise of stock options	64,700	1,526	—	—	1,526
Share-based compensation expense	—	911	—	—	911
Restricted shares vestings	25,484	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(8,157)	(388)	—	—	(388)
Shares repurchased	(86,609)	(4,349)	—	—	(4,349)
Accrued dividends on unvested shares	—	—	(8)	—	(8)
Cash paid on dividend equivalents	—	—	(35)	—	(35)
Cash dividends paid to shareholder ($0.20 per share)	—	—	(1,616)	—	(1,616)
BALANCE AT MARCH 30, 2019	8,005,898	$20,537	$189,235	$(11,882)	$197,890
Net income	—	—	5,580	—	5,580
Foreign currency translation adjustment	—	—	—	(653)	(653)
Share-based compensation expense	—	848	—	—	848
Restricted shares vestings	513	—	—	—	—
Shares repurchased	(177,101)	(7,161)	—	—	(7,161)
Accrued dividends on unvested shares	—	—	(44)	—	(44)
Cash dividends paid to shareholders ($0.20 per share)	—	—	(1,580)	—	(1,580)
BALANCE AT JUNE 29, 2019	7,829,310	$14,224	$193,191	$(12,535)	$194,880

See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

Description of Business

CRA International, Inc. (“CRA” or the “Company”) is a worldwide leading consulting services firm that applies advanced analytic techniques and in-depth industry knowledge to complex engagements for a broad range of clients. CRA offers services in two broad areas: litigation, regulatory, and financial consulting and management consulting. CRA operates in one business segment. CRA operates its business under its registered trade name, Charles River Associates.

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of CRA International, Inc. and its wholly-owned subsidiaries (collectively the “Company”), which require consolidation after the elimination of intercompany accounts and transactions. These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q. Accordingly, these financial statements do not include all the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair presentation of CRA’s results of operations, financial position, cash flows, and shareholders’ equity for the interim periods presented in conformity with GAAP. Results of operations for the interim periods presented herein are not necessarily indicative of results of operations for a full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 28, 2019 included in CRA’s Annual Report on Form 10-K filed with the SEC on February 27, 2020 (the “2019 Form 10-K”). Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications had no effect on previously reported results of operations, financial position, or cash flows.

Estimates

The preparation of financial statements in conformity with GAAP requires management to make significant estimates and judgments that affect the reported amounts of assets and liabilities, as well as the related disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of consolidated revenues and expenses during the reporting period. Estimates in these condensed consolidated financial statements include, but are not limited to, allowances for accounts receivable and unbilled services, revenue recognition on fixed price contracts, variable consideration to be included in the transaction price of revenue contracts, depreciation of property and equipment, measurement of operating lease right-of-use (“ROU”) assets and liabilities, share-based compensation, valuation of contingent consideration liabilities, valuation of acquired intangible assets, impairment of long-lived assets and goodwill, accrued and deferred income taxes, valuation allowances on deferred tax assets, accrued incentive compensation, and certain other accrued expenses. These items are monitored and analyzed by CRA for changes in facts and circumstances. Material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. CRA bases its estimates on historical experience and various other assumptions that CRA believes to be reasonable under the circumstances. Actual results may differ from those estimates if CRA’s assumptions based on past experience or other assumptions do not turn out to be substantially accurate.

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Common Stock and Equity

Equity transactions consist primarily of the repurchase by CRA of its common stock under its share repurchase program and the recognition of compensation expense and issuance of common stock under CRA's 2006 Equity Incentive Plan. Under CRA's share repurchase program, the Company repurchases its common stock in open market purchases (including through any Rule 10b5-1 plan adopted by CRA) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. The purchase price is first charged against available paid-in capital ("PIC") until PIC is exhausted, wherein purchases will be charged to retained earnings. CRA's common stock has no par value. All shares repurchased have been retired.

Recent Accounting Standards Adopted

Leases (Topic 842)

CRA adopted Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”), which supersedes ASC Topic 840, Leases (“ASC 840”), on December 30, 2018, using the modified retrospective transition method. The cumulative effect of the transition adjustments was recognized as of the date of adoption.

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

As a result of adopting the new standard, CRA recognized ROU assets of $82.3 million and lease liabilities of $106.8 million on December 30, 2018. The difference between the amount of ROU assets and lease liabilities recognized was an adjustment to deferred rent. There was no change to net deferred tax assets as a result of CRA’s adoption of ASC 842. The adoption of ASC 842 did not have a material impact on CRA’s results of operations or cash flows, nor did it have an impact on any of CRA’s existing debt covenants.

Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting

CRA adopted Accounting Standards Update (“ASU”) No. 2018-07, Compensation–Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting (Topic 718) (“ASU 2018-07”) on December 30, 2018. ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments in this update specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used effectively to provide financing to the issuer or awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The new guidance requires a remeasurement of nonemployee awards at fair value as of the adoption date. The adoption of ASU 2018-07 did not have a material impact on CRA’s financial position, results of operations, cash flows, or disclosures.

Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

CRA adopted ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”) on December 29, 2019. ASC 326 replaces the methodology that recognizes impairment of financial instruments when losses have been incurred with a methodology that recognizes impairment of financial instruments when losses are expected. The amendment requires entities to use a forward-looking “expected loss” model for most financial instruments, including accounts receivable, unbilled services, and loans, that is based on historical information, current information, and reasonable and supportable forecasts.

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

As a result of adopting the new standard, CRA recognized a cumulative increase to allowances for accounts receivable and unbilled services and a reduction to the fiscal 2020 opening balance of retained earnings of $0.2 million. Comparative periods prior to the adoption of ASC 326 and their respective disclosures have not been adjusted. The adoption of ASC 326 did not have a material impact on CRA’s results of operations or cash flows on the date of transition.

Fair Value Measurements (Topic 820)

CRA adopted ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU No. 2018-13”) on December 29, 2019. The ASU eliminates, adds, and modifies certain disclosure requirements for fair value measurements from ASC 820. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurement. The adoption of the new standard did not have a material impact on CRA’s financial position, results of operations, cash flows, or disclosures on the date of transition.

Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement

CRA adopted ASU No. 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”) on December 29, 2019. ASU 2018-15 clarifies the accounting for implementation costs in a cloud computing arrangement that is a service contract and aligns the requirements for capitalizing those costs with the capitalization requirements for costs incurred to develop or obtain internal-use software. CRA adopted the ASU using the prospective transition approach, as permitted under the new guidance. The adoption of the new standard did not have a material impact on CRA’s financial position, results of operations, cash flows, or disclosures on the date of transition.

Recent Accounting Standards Not Yet Adopted

Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies or clarifies accounting for income taxes by changing the following current guidance: accounting for year-to-date losses in interim periods, accounting for tax law changes in interim periods, determining when a deferred tax liability is recognized for foreign subsidiaries that transition to or from being accounted for as equity method investments, application of income tax guidance to franchise taxes that are partially based on income, and making an intra-period allocation in situations where there is a loss in continuing operations and income or gain from other items. ASU 2019-12 also introduces new guidance to evaluate whether a step up in the tax basis of goodwill relates to a business combination or a separate transaction and provides a policy election to not allocate consolidated income taxes when a member of a consolidated tax return is not subject to income tax.

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

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

2. Fair Value of Financial Instruments

The following tables show CRA’s financial instruments as of June 27, 2020 and December 28, 2019 that are measured and recorded in the condensed consolidated financial statements at fair value on a recurring basis (in thousands):

	June 27, 2020
	Quoted Prices in Active
	Markets for Identical	Significant Other	Significant Unobservable
	Assets or Liabilities	Observable Inputs	Inputs
	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	$150	$—	$—
Total Assets	$150	$—	$—
Liabilities:
Contingent consideration liability	$—	$—	$12,575
Total Liabilities	$—	$—	$12,575

	December 28, 2019
	Quoted Prices in Active
	Markets for Identical	Significant Other	Significant Unobservable
	Assets or Liabilities	Observable Inputs	Inputs
	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	$150	$—	$—
Total Assets	$150	$—	$—
Liabilities:
Contingent consideration liability	$—	$—	$11,579
Total Liabilities	$—	$—	$11,579

The fair value of CRA’s money market mutual fund share holdings is $1.00 per share.

The contingent consideration liability in the table above is for estimated future contingent consideration payments related to the acquisition of C1 Consulting, LLC, an independent consulting firm, and its wholly-owned subsidiary C1 Associates (collectively, “C1”). The fair value measurement of the liability is based on significant inputs not observed in the market and thus represents a Level 3 measurement. The significant unobservable inputs used in the fair value measurement of the contingent consideration liability are CRA’s measures of the estimated payouts based on internally generated revenue projections, expected volatility of the revenue projections, and discount rates. The fair value of the contingent consideration liability was determined using a Monte Carlo simulation. The fair value of the contingent consideration liability is reassessed on a quarterly basis by CRA using additional information as it becomes available, and any change in the fair value estimates are recorded in costs of services (exclusive of depreciation and amortization) on the condensed consolidated statements of operations. The contingent consideration is required to be paid prior to the end of the second quarter of fiscal 2021.

The following table summarizes the changes in the contingent consideration liabilities (in thousands):

	Fiscal Year-to-Date
	Period Ended	Fiscal Year Ended
	June 27, 2020	December 28, 2019
Beginning balance	$11,579	$6,197
Remeasurement of acquisition-related contingent consideration	448	3,285
Accretion	548	2,097
Ending balance	$12,575	$11,579

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

3. Revenue Recognition

The contracts CRA enters into and operates under specify whether the projects are billed on a time-and-materials or a fixed-price basis. Time-and-materials contracts are typically used for litigation, regulatory, and financial consulting projects while fixed-price contracts are principally used for management consulting projects. In general, project costs are classified in costs of services and are based on the direct salary of CRA’s employee consultants on the engagement plus all direct expenses incurred to complete the project, including any amounts billed to CRA by its non-employee experts.

Disaggregation of Revenue

The following tables disaggregate CRA’s revenue by type of contract and geographic location (in thousands):

			Fiscal Year-to-Date
	Fiscal Quarter Ended		Period Ended
	June 27,	June 29,	June 27,	June 29,
Type of Contract	2020	2019	2020	2019
Consulting services revenues:
Fixed Price	$30,783	$25,179	$59,771	$46,565
Time-and-materials	92,248	85,394	189,418	169,857
Total	$123,031	$110,573	$249,189	$216,422

			Fiscal Year-to-Date
	Fiscal Quarter Ended		Period Ended
	June 27,	June 29,	June 27,	June 29,
Geographic Breakdown	2020	2019	2020	2019
Consulting services revenues:
United States	$99,416	$87,475	$200,156	$171,004
United Kingdom	17,931	17,404	36,997	35,911
Other	5,684	5,694	12,036	9,507
Total	$123,031	$110,573	$249,189	$216,422

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

CRA’s accounts receivable and unbilled services consist of receivables from a broad range of clients in a variety of industries located through the U.S. and other countries. CRA performs a credit evaluation of its clients to minimize its collectability risk. Periodically, CRA will require advance payment from certain clients. However, CRA does not require collateral or other security.

CRA adopted ASC 326 on December 29, 2019, which changed the method CRA utilizes to estimate reserves related to credit risk. As a result of the adoption, CRA recognized a cumulative-effect adjustment of $0.2 million to retained earnings and allowances for accounts receivable and unbilled services. Comparative periods and their respective disclosures prior to the adoption of ASC 326 have not been adjusted.

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Under ASC 326, CRA maintains allowances for accounts receivable and unbilled services for estimated losses resulting from clients’ failure to make required payments. CRA estimates these allowances based on historical charge-off rates, adjusted for days of sales outstanding and expected changes to clients’ financial conditions during the anticipated collection period. CRA writes off allowances when management determines the balance is uncollectible and all efforts of collection have been exhausted. Bad debt expense, net of recoveries of previously written off allowances, is reported as a component of selling, general and administrative expenses on the condensed consolidated statements of operations.

Prior to adopting ASC 326 in fiscal 2020, CRA determined allowances for accounts receivable and unbilled services for specific customer accounts based on the financial condition of the customer and related facts and circumstances. Expenses associated with these allowances were reported as a component of selling, general and administrative expenses on the condensed consolidated statements of operations.

Additions to the allowances for accounts receivable and unbilled services related to reserves for variable consideration are as follows (in thousands):

			Fiscal Year-to-Date
	Fiscal Quarter Ended		Period Ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019
Additions to reserves for variable consideration	$1,705	$2,725	$3,119	$4,158

Adjustments to the allowances for accounts receivable and unbilled services related to reserves for credit risk are as follows (in thousands):

	Fiscal Year-to-Date
	Period Ended	Fiscal Year Ended
	June 27, 2020	December 28, 2019
Beginning balance	$370	$639
Cumulative effect of a change in accounting principle related to ASC 326	203	—
Provision for credit loss expense, net of recoveries	(43)	173
Amounts written off	(138)	(442)
Ending balance	$392	$370

The following table presents CRA's bad debt expense, net of recoveries of previously written off allowances (in thousands):

			Fiscal Year-to-Date
	Fiscal Quarter Ended		Period Ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019
Bad debt expense (recovery), net	$(102)	$48	$(43)	$31

Reimbursable Expenses

Revenues also include reimbursements for costs incurred by CRA in fulfilling its performance obligations, including travel and other out-of-pocket expenses, fees for outside consultants and other reimbursable expenses. CRA recovers substantially all of these costs. The following expenses are subject to reimbursement (in thousands):

			Fiscal Year-to-Date
	Fiscal Quarter Ended		Period Ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019
Reimbursable expenses	$14,815	$12,178	$31,245	$25,013

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Contract Balances from Contracts with Customers

CRA defines contract assets as assets for which it has recorded revenue because it determines that it is probable that it will earn a performance-based or contingent fee, but is not yet entitled to receive a fee, because certain events, such as completion of the measurement period or client approval, must occur. The contract assets balance was immaterial as of June 27, 2020 and December 28, 2019.

The timing of revenue recognition, billings, and cash collections results in billed receivables, unbilled services and contract liabilities on the condensed consolidated balance sheet. CRA defines contract liabilities as advance payments from or billings to its clients for services that have not yet been performed or earned and retainers. These liabilities are recorded within deferred revenues and are recognized as services are provided. When consideration is received, or such consideration is unconditionally due from a customer prior to transferring consulting services to the customer under the terms of a contract, a contract liability is recorded. Contract liabilities are recognized as revenue after performance obligations have been satisfied and all revenue recognition criteria have been met. Contract liabilities are included in deferred revenue and other liabilities on the condensed consolidated balance sheet.

The following table presents the closing balances of CRA’s contract liabilities (in thousands):

	June 27, 2020	December 28, 2019
Balance at the end of the period	$2,775	$4,007

CRA recognized the following revenue that was included in the contract liabilities balance as of the opening of the respective period or for performance obligations satisfied in previous periods (in thousands):

			Fiscal Year-to-Date
	Fiscal Quarter Ended		Period Ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019
Revenue recognized for amounts included in contract liabilities at the beginning of the period	$2,940	$2,560	$3,250	$4,631
Revenue recognized for performance obligations satisfied in previous periods	$3,554	$5,691	$4,075	$3,590

4. Forgivable Loans

Forgivable loan activity for the fiscal year-to-date period ended June 27, 2020 and the fiscal year ended December 28, 2019 is as follows (in thousands):

	Fiscal Year-to-Date
	Period Ended	Fiscal Year Ended
	June 27, 2020	December 28, 2019
Beginning balance	$55,141	$40,294
Advances	38,374	35,166
Repayments	—	(1,173)
Reclassification from accrued expenses / to other assets	(9,713)	(1,734)
Amortization	(12,848)	(17,700)
Effects of foreign currency translation	(453)	288
Ending balance	$70,501	$55,141
Current portion of forgivable loans	$9,380	$6,751
Non-current portion of forgivable loans	$61,121	$48,390

At June 27, 2020 and December 28, 2019, CRA had no other loans to current or former employees included in other assets on the condensed consolidated balance sheet.

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

For the fiscal year-to-date period ended June 27, 2020 and the fiscal year ended December 28, 2019, no allowances or write-offs of these loans were recorded.

5. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill during the fiscal year ended December 28, 2019 and the fiscal year- to-date period ended June 27, 2020, are as follows (in thousands):

Balance at December 28, 2019
Goodwill	$164,921
Accumulated goodwill impairment	(76,417)
Goodwill, net at December 28, 2019	88,504
Foreign currency translation adjustment and other (1)	(590)
Goodwill, net at June 27, 2020 (2)	$87,914
(1)

During the fiscal quarter ended March 28, 2020, goodwill and accumulated goodwill impairment were reduced by $4.5 million as a result of the dissolution and final liquidation of GNU123 Liquidating Corporation.

(2)	Goodwill, net at June 27, 2020, is comprised of goodwill of $159.8 million and accumulated impairment of $71.9 million.

Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives. There were no impairment losses related to intangible assets during the fiscal year-to-date periods ended June 27, 2020 or June 29, 2019.

The components of acquired identifiable intangible assets are as follows (in thousands):

	June 27, 2020	December 28, 2019
Non-competition agreements	$280	$324
Customer relationships	12,120	12,120
Total cost	12,400	12,444
Accumulated amortization	(6,610)	(5,968)
Total intangible assets, net	$5,790	$6,476

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 27, 2020	December 28, 2019
Compensation and related expenses	$68,832	$99,993
Income taxes payable	3,321	430
Commissions due to non-employee experts	293	9,961
Other professional fees	2,502	2,077
Direct project accruals	3,320	3,201
Accrued leasehold improvements	895	2,166
Other	3,036	3,473
Total accrued expenses	$82,199	$121,301

As of June 27, 2020, and December 28, 2019, approximately $47.8 million and $81.2 million, respectively, of accrued bonuses for the fiscal quarter ended June 27, 2020 and the fiscal year ended December 28, 2019 were included above in “Compensation and related expenses.”

7. Income Taxes

CRA’s effective income tax rates were 24.6% and 29.8% for the fiscal quarters ended June 27, 2020 and June 29, 2019, respectively. The effective tax rate for the second quarter of fiscal 2020 was lower than the prior year due to increases in the tax benefit related to foreign-derived intangible income and the accounting for stock-based compensation, a decrease in non-deductible meals and entertainment, and the true-up of the estimated annual run rate driven by an increase in forecasted profit as a result of strong earnings in the second quarter. The effective tax rate for the second quarter of fiscal 2020 was lower than the combined federal and state statutory tax rate due to the same drivers, partially offset by non-deductible items resulting from the limitations on the deductibility of compensation paid to executive officers and the deductibility of meals and entertainment. The effective tax rate for the second quarter of fiscal 2019 was higher than the combined federal and state statutory tax rate primarily due to non-deductible items resulting from limitations on the deductibility of compensation paid to executive officers and the deductibility of meals and entertainment.

CRA’s effective income tax rates were 27.2% and 27.1% for the fiscal year-to-date periods ended June 27, 2020 and June 29, 2019, respectively. The effective tax rate for the fiscal year-to-date period ended June 27, 2020 was comparable to the prior year. The effective tax rates for both fiscal year-to-date periods were the same as the combined federal and state statutory tax rate but included the effect of offsetting adjustments primarily driven by the tax benefit on stock-based compensation and non-deductible items resulting from limitations on the deductibility of compensation paid to executive officers and the deductibility of meals and entertainment.

CRA has not provided for deferred income taxes or foreign withholding taxes on undistributed earnings and other basis differences that may exist from its foreign subsidiaries as of June 27, 2020, because such earnings are considered to be indefinitely reinvested. CRA does not rely on these unremitted earnings as a source of funds for its domestic business as it expects to have sufficient cash flow in the U.S. to fund its U.S. operational and strategic needs. If CRA were to repatriate its foreign earnings that are indefinitely reinvested, it would accrue substantially no additional tax expense.

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

8. Net Income Per Share

CRA calculates basic and diluted earnings per common share using the two-class method. Under the two-class method, net earnings are allocated to each class of common stock and participating security as if all of the net earnings for the period had been distributed. CRA’s participating securities consist of unvested share-based payment awards that contain a nonforfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common shareholders. Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period, as adjusted for the potential dilutive effect of non-participating share-based awards. Net earnings allocable to these participating securities were not material for the fiscal quarters and fiscal year-to-date periods ended June 27, 2020 and June 29, 2019.

The following table presents a reconciliation from net income to the net income available to common shareholders (in thousands):

			Fiscal Year-to-Date
	Fiscal Quarter Ended		Period Ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019
Net income, as reported	$5,931	$5,580	$12,399	$10,245
Less: net income attributable to participating shares	22	24	49	34
Net income available to common shareholders	$5,909	$5,556	$12,350	$10,211

The following table presents a reconciliation of basic to diluted weighted average shares of common stock outstanding (in thousands):

			Fiscal Year-to-Date
	Fiscal Quarter Ended		Period Ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019
Basic weighted average shares outstanding	7,764	7,925	7,784	7,970
Dilutive stock options and restricted stock units	156	293	195	312
Diluted weighted average shares outstanding	7,920	8,218	7,979	8,282

For the fiscal quarter and fiscal year-to-date period ended June 27, 2020, the anti-dilutive share-based awards that were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding amounted to 106,018 and 44,069 shares, respectively. For the fiscal quarter and fiscal year-to-date period ended June 29, 2019, the anti-dilutive share-based awards that were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding amounted to 45,200 and 31,378 shares, respectively. These share-based awards each period were anti-dilutive because their exercise price exceeded the average market price over the respective period.

9. Credit Agreement

CRA is party to a credit agreement that provides CRA with a $125.0 million revolving credit facility and a $15.0 million sublimit for the issuance of letters of credit. CRA may use the proceeds of the revolving credit facility to provide working capital and for other general corporate purposes. CRA may repay any borrowings under the revolving credit facility at any time, but any borrowings must be repaid no later than October 24, 2022. There were $59.0 million in borrowings outstanding under this revolving credit facility as of June 27, 2020. There were no outstanding borrowings under this facility as of December 28, 2019.

CRA INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

As of June 27, 2020, the amount available under this revolving credit facility was reduced by certain letters of credit outstanding, which amounted to $4.4 million. Under the credit agreement, CRA must comply with various financial and non-financial covenants. Compliance with these financial covenants is tested on a fiscal quarterly basis. As of June 27, 2020 and December 28, 2019, CRA was in compliance with the covenants of its credit agreement.

10. Commitments and Contingencies

As described in Note 9, CRA is party to standby letters of credit with its bank in support of minimum future lease payments under leases for permanent office space.

CRA is subject to legal actions arising in the ordinary course of business. In management’s opinion, based on current knowledge, CRA has adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions. CRA does not believe any settlement or judgment relating to any pending legal action would materially affect its financial position or results of operations. However, the outcome of such legal actions is inherently unpredictable and subject to inherent uncertainties.

While CRA has not experienced a material adverse impact to its business, financial condition or results of operations from the COVID-19 pandemic to date, there continues to be uncertainty about client demand for the Company’s services, the worldwide economy and consequently, the financial results for the current fiscal quarter and fiscal year-to-date period ended June 27, 2020, may not be indicative of the results to be expected for the full fiscal year. The timing of ongoing projects and new project originations may be delayed or otherwise disrupted due to the length and severity of current business closures and other restrictions implemented in response to COVID-19, which may impact the timing and amount of future revenues. The magnitude of any impact on CRA's business and its duration is uncertain and cannot be reasonably estimated at this time. CRA is not aware of any specific events or circumstances that would require an update to its estimates or adjustments to the carrying value of its assets and liabilities as of July 30, 2020, the issuance date of this Quarterly Report on Form 10-Q.

11. Subsequent Events

On July 30, 2020, CRA announced that its Board of Directors declared a quarterly cash dividend of $0.23 per common share, payable on September 14, 2020 to shareholders of record as of August 25, 2020.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Except for historical facts, the statements in this quarterly report are forward-looking statements. Forward-looking statements are merely our current predictions of future events. These statements are inherently uncertain, and actual events could differ materially from our predictions. Important factors that could cause actual events to vary from our predictions include those discussed below under the heading “Risk Factors.” We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described in the other documents that we file with the Securities and Exchange Commission, or SEC. You can read these documents at www.sec.gov.

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

COVID-19 Assessment

While the COVID-19 pandemic did not materially adversely affect our financial results and business operations during the current fiscal quarter and fiscal year-to-date period ended June 27, 2020, the COVID-19 pandemic may continue to pose significant risks to our business. The public health actions being undertaken to reduce the spread of the virus may create significant disruptions with respect to the demand for our services and impact our ability to conduct business activities in the ordinary course for an indefinite period. Since March 16, 2020, when we implemented our stay-at-home policy and successfully transitioned to a virtual work environment, we have been closely monitoring the COVID-19 pandemic and its impacts and potential impacts on our business. However, because developments with respect to the spread of COVID-19 and its impacts have been occurring so rapidly and because of the unprecedented nature of the pandemic, we are unable to predict the extent of any adverse financial impact of COVID-19 on our business, financial condition, results of operations and cash flows. Due to the above circumstances and as described generally in this Form 10-Q, our results of operations for the fiscal quarter and fiscal year-to-date period ended June 27, 2020 are not necessarily indicative of the results to be expected for the full fiscal year.

As of June 27, 2020, our liquidity position amounts to $80.4 million, which is comprised of cash and cash equivalents of $18.8 million and $61.6 million of borrowing capacity under our $125.0 million revolving credit facility. We believe our liquidity position, when combined with our ongoing operating cash flows, is sufficient to meet our operating needs over the next twelve months.

During the fiscal quarter ended June 27, 2020, we began preparing our offices to be a safe and healthy working environment. All facilities have implemented enhanced safety procedures and enhanced cleaning protocols to protect the health of our colleagues. Although our offices remain open and capable of hosting our colleagues, we have asked that they work from home whenever possible. Currently, we are planning a phased, deliberate return to our offices, the timing of which depends on local conditions. Please see “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q for an additional discussion of risks and potential risks of the COVID-19 pandemic on our business, financial condition and results of operations.

Critical Accounting Policies and Significant Estimates

Our critical accounting policies involving the more significant estimates and judgments used in the preparation of our financial statements as of June 27, 2020 remain unchanged from December 28, 2019. Please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 28, 2019, filed with the Securities and Exchange Commission on February 27, 2020, for details on these critical accounting policies.

Recent Accounting Standards

Please refer to the sections captioned “Recent Accounting Standards Adopted” and “Recent Accounting Standards Not Yet Adopted” included in Note 1, “Summary of Significant Accounting Policies” in Part I, Item I, “Financial Statements” of this report.

Results of Operations—For the Fiscal Quarter and Fiscal Year-to-Date Period Ended June 27, 2020, Compared to the Fiscal Quarter and Fiscal Year-to-Date Period Ended June 29, 2019

The following table provides operating information as a percentage of revenues for the periods indicated:

	Fiscal Quarter		Fiscal Year-to-Date
	Ended		Period Ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019
Revenues	100.0%	100.0%	100.0%	100.0%
Costs of services (exclusive of depreciation and amortization)	73.3	68.7	72.7	69.1
Selling, general and administrative expenses	17.4	21.5	18.3	21.5
Depreciation and amortization	2.5	2.3	2.4	2.4
Income from operations	6.8	7.5	6.6	7.0
Interest expense, net	(0.3)	(0.4)	(0.3)	(0.2)
Foreign currency gains (losses), net	(0.1)	0.1	0.5	(0.3)
Income before provision for income taxes	6.4	7.2	6.8	6.5
Provision for income taxes	1.6	2.1	1.9	1.8
Net income	4.8%	5.0%	5.0%	4.7%

Fiscal Quarter Ended June 27, 2020, Compared to the Fiscal Quarter Ended June 29, 2019

Revenues. Revenues increased by $12.4 million, or 11.3%, to $123.0 million for the second quarter of fiscal 2020 from $110.6 million for the second quarter of fiscal 2019. The increase in net revenue was a result of an increase in gross revenues of $11.9 million as compared to the second quarter of fiscal 2019, and a decrease in write-offs and reserves of $0.5 million compared to the second quarter of fiscal 2019. Utilization decreased to 66% for the second quarter of fiscal 2020 from 77% for the second quarter of fiscal 2019, primarily driven by the increase in consultant headcount, which grew 20.8% from 664 at June 29, 2019 to 802 at June 27, 2020. Included in revenues are the effect of changes in currency exchange rates resulting in a decrease to revenue of $0.7 million for the fiscal quarter ended June 27, 2020, and a decrease of $1.2 million for the fiscal quarter ended June 29, 2019.

Overall, revenues outside of the U.S. represented approximately 19% and 21% of net revenues for the second quarter of fiscal 2020 and fiscal 2019, respectively. Revenues derived from fixed-price projects increased to 25% of total revenues for the second quarter of fiscal 2020 compared with 23% of net revenues for the second quarter of fiscal 2019. The percentage of revenue derived from fixed-price projects depends largely on the proportion of our revenues derived from our management consulting business, which typically has a higher concentration of fixed-price service contracts.

Costs of Services (exclusive of depreciation and amortization). Costs of services (exclusive of depreciation and amortization) increased by $14.2 million, or 18.7%, to $90.2 million for the second quarter of fiscal 2020 from $76.0 million for the second quarter of fiscal 2019. The increase in costs of services was due primarily to an increase of $6.8 million in employee compensation and fringe benefit costs attributable to our increased consultant headcount, an increase in incentive and retention compensation costs of $3.7 million, an increase in forgivable loan amortization of $1.0 million, and an increase in expense related to other compensation of $0.7 million. These increased expenses were partially offset by a decrease in stock compensation of $0.2 million and a decrease in the valuation expense of the contingent consideration of $0.1 million. Additionally, client reimbursable expenses increased by $2.3 million in the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019. As a percentage of revenues, costs of services (exclusive of depreciation and amortization) increased to 73.3% for the second quarter of fiscal 2020 from 68.7% for the second quarter of fiscal 2019.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $2.3 million, or 9.7%, to $21.4 million for the second quarter of fiscal 2020 from $23.7 million for the second quarter of fiscal 2019. Within this category of expenses, there was a $2.3 million decrease in travel and entertainment, a $0.8 million decrease in legal and other professional services fees, a $0.5  million decrease in training and marketing, a $0.2 million decrease in commissions to our non-employee experts, and a $0.2 million decrease in bad debt expense for the second quarter of fiscal 2020 as compared to the second quarter of fiscal 2019. Partially offsetting the decrease in expenses was a $1.1 million increase in rent expense attributed to our Oakland and New York offices, a $0.2 million increase in software subscription and data services, and a $0.3 million increase in employee and incentive compensation.

As a percentage of revenues, selling, general and administrative expenses decreased to 17.4% for the second quarter of fiscal 2020 from 21.5% for the second quarter of fiscal 2019. Commissions to our non-employee experts decreased to 2.4% of revenues for the second quarter of fiscal 2020 compared to 2.9% of revenues for the second quarter of fiscal 2019.

Provision for Income Taxes. The income tax provision was $1.9 million and the effective tax rate was 24.6% for the second quarter of fiscal 2020 compared to $2.4 million and 29.8% for the second quarter of fiscal 2019. The effective tax rate for the second quarter of fiscal 2020 was lower than the prior year due to increases in the tax benefit related to foreign-derived intangible income and the accounting for stock-based compensation, a decrease in non-deductible meals and entertainment , as well as the impact of continued strong profit generation in the second quarter of fiscal 2020. The effective tax rate for the second quarter of fiscal 2020 was lower than the combined federal and state statutory tax rate due to the same drivers, partially offset by non-deductible items resulting from the limitations on the deductibility of compensation paid to executive officers and the deductibility of meals and entertainment. The effective tax rate for the second quarter of fiscal 2019 was higher than the combined federal and state statutory tax rate primarily due to non-deductible items resulting from limitations on the deductibility of compensation paid to executive officers and the deductibility of meals and entertainment.

Net Income. Net income increased by $0.3 million to $5.9 million for the second quarter of fiscal 2020 from $5.6 million for the second quarter of fiscal 2019. The net income per diluted share was $0.75 per share for the second quarter of fiscal 2020, compared to $0.68 of net income per diluted share for the second quarter of fiscal 2019. Weighted average diluted shares outstanding decreased by approximately 298,000 shares to approximately 7,920,000 shares for the second quarter of fiscal 2020 from approximately 8,218,000 shares for the second quarter of fiscal 2019. The decrease in weighted average diluted shares outstanding was primarily due to the repurchase of shares of our common stock since June 29, 2019, offset in part by the vesting of shares of restricted stock and time-vesting restricted stock units, and the exercise of stock options since June 29, 2019.

Fiscal Year-to-Date Period Ended June 27, 2020, Compared to the Fiscal Year-to-Date Period Ended June 29, 2019

Revenues. Revenues increased by $32.8 million, or 15.2%, to $249.2 million for the fiscal year-to-date period ended June 27, 2020 from $216.4 million for the fiscal year-to-date period ended June 29, 2019. The increase in net revenue was a result of an increase in gross revenues of $31.6 million as compared to the first half of fiscal 2019, and a decrease in write-offs and reserves of $1.2 million as compared to the first half of fiscal 2019. Utilization decreased to 68% for the first half of fiscal 2020 from 76% for the first half of fiscal 2019, primarily driven by the increase in consultant headcount, which grew 20.8% from 664 at June 29, 2019 to 802 at June 27, 2020. Included in revenues are the effect of changes in currency exchange rates resulting in a decrease in revenue of $1.1 million for the first half of fiscal 2020 and a decrease in revenue of $2.7 million for the first half of fiscal 2019, respectively.

Overall, revenues outside of the U.S. represented approximately 20% and 21% of net revenues for the fiscal year-to-date periods ended June 27, 2020 and June 29, 2019, respectively. Revenues derived from fixed-price projects were 24% and 22% of net revenues for the fiscal year-to-date periods ended June 27, 2020 and June 29, 2019, respectively. The percentage of revenue derived from fixed-price projects depends largely on the proportion of our revenues derived from our management consulting business, which typically has a higher concentration of fixed-price service contracts.

Costs of Services (exclusive of depreciation and amortization). Costs of services (exclusive of depreciation and amortization) increased by $31.6 million, or 21.1%, to $181.2 million for the fiscal year-to-date period ended June 27, 2020 from $149.6 million for the fiscal year-to-date period ended June 29, 2019. The increase in costs of services was due primarily to an increase of $11.7 million in employee compensation and fringe benefit costs associated with our increased consulting headcount, an increase in incentive and retention compensation costs of $9.9 million, an increase in forgivable loan amortization of $1.9 million, an increase in expense related to other compensation of $2.0 million, and an increase in the valuation expense of the contingent consideration of $0.6 million, partially offset by a decrease in stock compensation expense of $0.5 million. Additionally, client reimbursable expenses increased by $5.9 million in the first half of fiscal 2020 compared to the first half of fiscal 2019. As a percentage of revenues, costs of services (exclusive of depreciation and amortization) increased to 72.7% for the first half of fiscal 2020 from 69.1% for the first half of fiscal 2019.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $1.0 million, or 2.2%, to $45.5 million for the first half of fiscal 2020 from $46.5 million for the first half of fiscal 2019. The primary contributors to this decrease were a $2.7 million decrease in travel and entertainment, a $1.0 million decrease in legal and other professional services fees, a $0.5 million decrease in training and marketing, a $0.1 million decrease in bad debt expense, and a $0.7 million decrease in commissions to non-employee experts. These decreases were partially offset by increases of $3.0 million in rent expense primarily due to additional space in our Oakland and New York offices, employee and incentive compensation of $0.5 million, and software subscriptions and data services of $0.5 million.

As a percentage of revenues, selling, general and administrative expenses decreased to 18.3% for the fiscal year-to-date period ended June 27, 2020 from 21.5% for the fiscal year-to-date period ended June 29, 2019. Commissions to our non-employee experts decreased to 2.3% of revenues for the fiscal year-to-date period ended June 27, 2020 compared to 3.0% of revenues for the fiscal year-to-date period ended June 29, 2019 as less revenue was sourced by non-employee experts in the first half of fiscal 2020 compared to the first half of fiscal 2019.

Provision for Income Taxes. For the fiscal year-to-date period ended June 27, 2020, our income tax provision was $4.6 million, and the effective tax rate was 27.2%, compared to a provision of $3.8 million and an effective tax rate of 27.1% for the fiscal year-to-date period ended June 29, 2019. The effective tax rates for both fiscal year-to-date periods were the same as the combined federal and state statutory tax rate but included the effect of offsetting adjustments primarily driven by the tax benefit on stock-based compensation and non-deductible items resulting from limitations on the deductibility of compensation paid to executive officers and the deductibility of meals and entertainment.

Net Income. Net income increased by $2.2 million to $12.4 million for the fiscal year-to-date period ended June 27, 2020 from $10.2 million for the fiscal year-to-date period ended June 29, 2019. The diluted net income per share was $1.55 for the fiscal year-to-date period ended June 27, 2020, compared to diluted net income per share of $1.23 for the fiscal year-to-date period ended June 29, 2019. Diluted weighted average shares outstanding decreased by approximately 303,000 to approximately 7,979,000 shares for the fiscal year-to-date period ended June 27, 2020 from approximately 8,282,000 shares for the fiscal year-to-date period ended June 29, 2019. The decrease in weighted average diluted shares outstanding was primarily due to the repurchase of shares of our common stock since June 29, 2019, offset in part by the vesting of restricted stock and time-vesting restricted stock units and the exercise of stock options since June 29, 2019.

Liquidity and Capital Resources

Fiscal Year-to-Date Period Ended June 27, 2020

We believe that our current cash, cash equivalents, cash generated from operations, and amounts available under our bank revolving line of credit will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

General. During the fiscal year-to-date period ended June 27, 2020, cash and cash equivalents decreased by $6.8 million. We completed the period with cash and cash equivalents of $18.8 million. The principal drivers of the reduction of cash were payment of a significant portion of our fiscal 2019 performance bonuses in the first and second quarters of 2020, the funding of forgivable loans, the repurchase of shares, and capital expenditures related to the buildout of the new Oakland and New York office spaces, offset by net borrowings of $59.0 million.

During the fiscal year-to-date period ended June 27, 2020, working capital decreased by $20.2 million such that current liabilities were in excess of current assets by $7.6 million. The reduction in working capital is due in large part to the reclassification to a current liability of our contingent consideration liability of $12.6 million, which is due to be paid during the second quarter of fiscal 2021. Also contributing to the reduction in working capital is the $59.0 million of borrowings during the first half of fiscal 2020, a portion of which was used to fund long-term investments, such as forgivable loan issuances and leasehold improvements, much of which are classified as non-current assets. Offsetting these reductions in working capital were increases in accounts receivable and unbilled services of $7.6 million.

Of the total cash and cash equivalents held at June 27, 2020, $4.1 million was held within the U.S. We have sufficient sources of liquidity in the U.S., including cash from operations and available borrowing capacity under our revolving credit facility, to fund U.S. activities for the next 12 months.

Sources and Uses of Cash. During the fiscal year-to-date period ended June 27, 2020, net cash used in operating activities was $44.3 million. Net income was $12.4 million for the fiscal year-to-date period ended June 27, 2020. The primary factor in cash used in operations was the decrease in the “accounts payable, accrued expenses, and other liabilities” line item of our condensed consolidated statement of cash flows of $31.4 million due to the payment of a significant portion of our fiscal 2019 performance bonuses and performance awards. Other uses of cash included an increase of $14.0 million in unbilled receivables due primarily to the increase in revenues, a $2.7 million increase in prepaid expenses and other current assets, and a $3.1 million decrease in lease liabilities. The increase in forgivable loans for the period of $25.5 million was primarily driven by $38.4 million of forgivable loan issuances, net of repayments, offset by $12.8 million of forgivable loan amortization. Offsetting these uses of cash was a $5.0 million decrease in accounts receivable, net of allowances. Cash provided by operations included incentive cash award expense of $3.0 million, non-cash depreciation and amortization expense of $6.1 million, and $5.9 million in ROU amortization.

During the fiscal year-to-date period ended June 27, 2020, net cash used in investing activities was $13.5 million for capital expenditures primarily related to the buildout of the Oakland and New York offices.

During the fiscal year-to-date period ended June 27, 2020, net cash provided by financing activities was $51.7 million, primarily as a result of borrowings, net of repayments, under the revolving line of credit of $59.0 million and $0.6 million received upon the issuance of shares of common stock related to the exercise of stock options. Offsetting these increases in cash were the tax withholding payments reimbursed by restricted shares of $0.4 million, payment of $3.6 million of cash dividends to shareholders, and $3.8 million of repurchases of common stock.

Indebtedness

We are party to a credit agreement that provides us with a $125.0 million revolving credit facility and a $15.0 million sublimit for the issuance of letters of credit. We may use the proceeds of the revolving credit facility to provide working capital and for other general corporate purposes. Generally, we may repay any borrowings under the revolving credit facility at any time, but we must repay all borrowings no later than October 24, 2022. There was $59.0 million in outstanding borrowings under this revolving line of credit as of June 27, 2020.

The amount available under this revolving line of credit is reduced by certain letters of credit outstanding, which amounted to $4.4 million as of June 27, 2020. Borrowings under the revolving credit facility bear interest at a rate per annum, at our election, of either (i) the adjusted base rate, as defined in the credit agreement, plus an applicable margin, which varies between 0.25% and 1.25% depending on our total leverage ratio as determined under the credit agreement, or (ii) the adjusted eurocurrency rate, as defined in the credit agreement, plus an applicable margin, which varies between 1.25% and 2.25% depending on our total leverage ratio. We are required to pay a fee on the unused portion of the revolving credit facility at a rate per annum that varies between 0.20% and 0.35% depending on our total leverage ratio. Borrowings under the revolving credit facility are secured by 100% of the stock of certain of our U.S. subsidiaries and 65% of the stock of certain of our foreign subsidiaries, which represent approximately $34.1 million in net assets as of June 27, 2020.

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

Share Repurchases

In February 2020, our Board of Directors authorized an expansion to our existing share repurchase program, authorizing the purchase of an additional $20.0 million of our common stock. We may repurchase shares under this program in open market purchases (including through any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. During the fiscal year-to-date period ended June 27, 2020, we repurchased and retired 82,613 shares, under our share repurchase program at an average price per share of $46.15 with no repurchases occurring in the fiscal quarter ended June 27, 2020. During the fiscal quarter and fiscal year-to-date period ended June 29, 2019, we repurchased and retired 177,101 shares and 263,710 shares, respectively, under our share repurchase program at an average price per share of $40.47 and $43.68, respectively. As of June 27, 2020, we had approximately $19.7 million available for future repurchases under our share repurchase program. We plan to finance future repurchases with available cash, cash from future operations, and funds from our revolving credit facility.

Dividends to Shareholders

We anticipate paying regular quarterly dividends each year. These dividends are anticipated to be funded through cash flow from operations, available cash on hand, and/or borrowings under our revolving credit facility. Although we anticipate paying regular quarterly dividends on our common stock for the foreseeable future, the declaration of any future dividends is subject to the discretion of our Board of Directors. During the fiscal quarter and fiscal year-to-date period ended June 27, 2020, we paid dividends of $1.8 million and $3.6 million, respectively. During the fiscal quarter and fiscal year-to-date period ended June 29, 2019, we paid dividends of $1.6 million and $3.2 million, respectively.

Impact of Inflation

To date, inflation has not had a material impact on our financial results. There can be no assurance, however, that inflation will not adversely affect our financial results in the future.

Future Capital and Liquidity Needs

We anticipate that our future capital and liquidity needs will principally consist of funds required for:

●	operating and general corporate expenses relating to the operation of our business, including the compensation of our employees under various annual bonus or long-term incentive compensation programs;
●	the hiring of individuals to replenish and expand our employee base;
●	capital expenditures, primarily for information technology equipment, office furniture and leasehold improvements;
●	debt service and repayments, including interest payments on borrowings under our revolving credit facility;
●	share repurchases, under programs that we may have in effect from time to time;
●	dividends to shareholders;
●	potential acquisitions of businesses that would allow us to diversify or expand our service offerings;
●	contingent obligations related to our acquisitions; and
●	other known future contractual obligations.

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

Our conclusion that we will be able to fund our cash requirements by using existing capital resources and cash generated from operations does not take into account the impact of any future acquisition transactions or any unexpected significant changes in the number of employees or other expenditures that are currently not contemplated. The anticipated cash needs of our business could change significantly if we pursue and complete additional business acquisitions, if our business plans change, if economic conditions change from those currently prevailing or from those now anticipated (including in connection with the COVID-19 pandemic), or if other unexpected circumstances arise that have a material effect on the cash flow or profitability of our business. Any of these events or circumstances, including any new business opportunities or the length and severity of the COVID-19 pandemic, could involve or result in significant additional funding needs in excess of the identified currently available sources and could require us to raise additional debt or equity funding to meet those needs on terms that may be less favorable compared to our current sources of capital. Our ability to raise additional capital over the next 12 months, if necessary, is subject to a variety of factors that we cannot predict with certainty, including:

●	our future profitability;
●	the quality of our accounts receivable;
●	our relative levels of debt and equity;
●	the volatility and overall condition of the capital markets; and
●	the market prices of our securities.

Factors Affecting Future Performance

Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q, as well as a description of material risks we face, are set forth below under the heading “Risk Factors” and included in Part I -Item 1A “Risk Factors” of the 2019 Form 10-K. If any of these risks, or any risks not presently known to us or that we currently believe are not significant, develops into an actual event, then our business, financial condition, and results of operations could be adversely affected.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” in the 2019 Form 10-K. Additionally, please see “ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations: COVID-19 Assessment” in this Quarterly Report on Form 10-Q for an additional discussion on the COVID-19 pandemic and the potential impact it may have on our business, financial condition and results of operations.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. This is done in order to ensure that information we are required to disclose in the reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 27, 2020, due to the material weaknesses in internal control over financial reporting related to the inadequate design or execution of internal controls over: 1) our incentive-based compensation liabilities, as it relates to our internal controls over the review of the completeness and accuracy of key inputs into the computation of these liabilities; 2) certain aspects of accounting for revenue and related accounts; and 3) the completeness of certain accounts payable and expense accruals described in Item 9A of the 2019 Form 10-K.

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

Evaluation of Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, we evaluated whether there were any changes in our internal control over financial reporting during the second quarter of fiscal 2020, including any changes related to COVID-19. Except for the ongoing remediation of the material weaknesses in internal controls over financial reporting noted above pursuant to the plan described in Item 9A of the 2019 Form 10-K, there were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during the second quarter of fiscal 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or results of operations. In addition to the other information set forth in this report, please review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Part I, Item 1A “Risk Factors” in our 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2020. Except as noted below, there have been no material changes to these risk factors during the quarter ended June 27, 2020.

The COVID-19 pandemic and resulting adverse economic conditions could have a material adverse impact on our business, financial condition and results of operations.

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the United States and other governments imposed travel restrictions on travel between the United States, Europe and other countries. Several US states have imposed restrictions on interstate travel. In addition, stay-at-home orders have been issued by several countries, states, and cities in which our offices are located. Many businesses, including those of our clients, have responded with their own work-from-home policies and/or indefinite closures.

We intend to continue to provide our services to our clients for the duration of these orders and closures. However, the timing of projects may be delayed or otherwise disrupted due to the length and severity of the current closures and any other restrictions or limitations implemented in the future. The COVID-19 virus poses the risk that our employees, our non-employee experts, governmental agencies, clients, and parties otherwise engaged in the delivery of our services may be prevented from conducting business activities in the ordinary course for an indefinite period. Extended shutdowns or other restrictions could also adversely limit our business operations or increase our costs.

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by the duration of COVID-19 is difficult to assess or predict, a pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and value of our common stock.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable.
(b)Not applicable.

(c)The following provides information about our repurchases of shares of our common stock during the fiscal quarter ended June 27, 2020. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the fiscal quarter into three periods of four weeks, four weeks, and five weeks, respectively, to coincide with our reporting periods during the second quarter of fiscal 2020.

Issuer Purchases of Equity Securities

				(d)
				Maximum Number
				(or Approximate
			(c)	Dollar Value) of
	(a)		Total Number of Shares	Shares that May Yet
	Total Number of	(b)	Purchased as Part of	Be Purchased
	Shares	Average Price	Publicly Announced	Under the Plans
Period	Purchased	Paid per Share	Plans or Programs	or Programs (1)
March 29, 2020 to April 25, 2020	—	—	—	$19,699,613
April 26, 2020 to May 23, 2020	—	—	—	$19,699,613
May 24, 2020 to June 27, 2020	—	—	—	$19,699,613
(1)	On February 7, 2020, our Board of Directors authorized an expansion to our existing share repurchase program of an additional $20.0 million of outstanding shares of our common stock. We may repurchase shares under this program in open market purchases (including through any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. Approximately $19.7 million was available for future repurchases under this program as of June 27, 2020.

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
101

The following financial statements from CRA International, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language), as follows: (i) Condensed Consolidated Statements of Operations (unaudited) for the fiscal quarters and the fiscal year to date periods ended June 27, 2020 and June 29, 2019, (ii) Condensed Consolidated Statements of Comprehensive Income (unaudited) for the fiscal quarters ended June 27, 2020 and June 29, 2019, (iii) Condensed Consolidated Balance Sheets (unaudited) as at June 27, 2020 and December 30, 2019, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the fiscal quarters ended June 27, 2020 and June 29, 2019, (v) Condensed Consolidated Statement of Shareholders’ Equity (unaudited) for the fiscal quarters ended June 27, 2020 and June 29, 2019, and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRA INTERNATIONAL, INC.

Date: July 30, 2020	By:	/s/ PAUL A. MALEH

Paul A. Maleh
President and Chief Executive Officer

Date: July 30, 2020	By:	/s/ DANIEL K. MAHONEY

Daniel K. Mahoney
Chief Financial Officer, Executive Vice President and Treasurer

Date: July 30, 2020	By	/s/ DOUGLAS C. MILLER

Douglas C. Miller
Vice President and Chief Accounting Officer