Form 10-Q
period 2020-09-26
CRA INTERNATIONAL, INC.
filed 2020-10-29
CIK 1053706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-24049
________________________________________________________________________________________
CRA International, Inc.
(Exact name of registrant as specified in its charter)

Massachusetts	04-2372210
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
200 Clarendon Street, Boston, MA	02116-5092
(Address of principal executive offices)	(Zip Code)
(617) 425-3000
(Registrant’s telephone number, including area code)
________________________________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 23, 2020
Common Stock, no par value per share	7,776,333 shares

CRA International, Inc.
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements	3
	Condensed Consolidated Statements of Operations (unaudited)—Fiscal Quarters and Fiscal Year-to-Date Periods Ended September 26, 2020 and September 28, 2019	3
	Condensed Consolidated Statements of Comprehensive Income (unaudited)—Fiscal Quarters and Fiscal Year-to-Date Periods Ended September 26, 2020 and September 28, 2019	4
	Condensed Consolidated Balance Sheets (unaudited)— September 26, 2020 and December 28, 2019	5
	Condensed Consolidated Statements of Cash Flows (unaudited)—Fiscal Year-to-Date Periods Ended September 26, 2020 and September 28, 2019	6
	Condensed Consolidated Statements of Shareholders’ Equity (unaudited)—Fiscal Year-to-Date Periods Ended September 26, 2020 and September 28, 2019	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	9
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	25
ITEM 4.	Controls and Procedures	25

PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	26
ITEM 1A.	Risk Factors	26
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
ITEM 3.	Defaults Upon Senior Securities	28
ITEM 4.	Mine Safety Disclosures	28
ITEM 5.	Other Information	28
ITEM 6.	Exhibits	28
Signatures		29

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Revenues	$121,762	$115,686	$370,951	$332,108
Costs of services (exclusive of depreciation and amortization)	88,304	83,805	269,462	233,412
Selling, general and administrative expenses	22,194	22,449	67,742	68,929
Depreciation and amortization	3,244	2,527	9,293	7,696
Income from operations	8,020	6,905	24,454	22,071
Interest expense, net	(277)	(424)	(1,011)	(954)
Foreign currency gains (losses), net	(217)	210	1,103	(379)
Income before provision for income taxes	7,526	6,691	24,546	20,738
Provision for income taxes	2,123	952	6,744	4,754
Net income	$5,403	$5,739	$17,802	$15,984
Net income per share:
Basic	$0.69	$0.74	$2.28	$2.02
Diluted	$0.68	$0.71	$2.23	$1.94
Weighted average number of shares outstanding:
Basic	7,771	7,769	7,780	7,903
Diluted	7,934	8,050	7,964	8,205
See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(in thousands)

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net income	$5,403	$5,739	$17,802	$15,984
Other comprehensive income (loss)
Foreign currency translation adjustments	1,589	(1,488)	(302)	(1,429)
Comprehensive income	$6,992	$4,251	$17,500	$14,555
See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share data)

	September 26, 2020	December 28, 2019
ASSETS
Current assets:
Cash and cash equivalents	$24,108	$25,639
Accounts receivable, net of allowances of $3,126 at September 26, 2020 and $3,838 at December 28, 2019	106,175	107,841
Unbilled services, net of allowances of $942 at September 26, 2020 and $1,503 at December 28, 2019	51,509	36,569
Prepaid expenses and other current assets	8,832	7,277
Forgivable loans	6,037	6,751
Total current assets	196,661	184,077
Property and equipment, net	64,886	61,295
Goodwill	88,290	88,504
Intangible assets, net	5,449	6,476
Right-of-use assets	123,390	130,173
Deferred income taxes	10,241	10,670
Forgivable loans, net of current portion	58,138	48,390
Other assets	3,122	3,658
Total assets	$550,177	$533,243
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,574	$26,069
Accrued expenses	103,952	121,301
Deferred revenue and other liabilities	6,368	6,723
Current portion of lease liabilities	14,551	12,847
Current portion of deferred compensation	17,737	4,470
Revolving line of credit	38,000	—
Total current liabilities	197,182	171,410
Non-current liabilities:
Deferred compensation and other non-current liabilities	4,759	15,071
Facility-related non-current liabilities	1,962	1,956
Non-current portion of lease liabilities	141,331	146,551
Deferred income taxes	548	504
Total non-current liabilities	148,600	164,082
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 7,739,550 and 7,814,797 shares issued and outstanding at September 26, 2020 and December 28, 2019, respectively	4,092	9,265
Retained earnings	212,368	200,249
Accumulated other comprehensive loss	(12,065)	(11,763)
Total shareholders’ equity	204,395	197,751
Total liabilities and shareholders’ equity	$550,177	$533,243
See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Fiscal Year-to-Date Period Ended
	September 26, 2020	September 28, 2019
OPERATING ACTIVITIES:
Net income	$17,802	$15,984
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	9,293	7,701
Facility-related liabilities	104	83
Right-of-use asset amortization	8,900	7,832
Deferred income taxes	496	117
Share-based compensation expense	2,357	2,641
Accounts receivable allowances	(894)	(160)
Unrealized foreign currency remeasurement losses, net	129	—
Changes in operating assets and liabilities:
Accounts receivable	1,952	3,626
Unbilled services, net	(14,994)	(14,582)
Prepaid expenses and other current assets, and other assets	(979)	(5,735)
Forgivable loans	(18,963)	(18,942)
Incentive cash awards	4,862	3,628
Accounts payable, accrued expenses, and other liabilities	(15,191)	(16,274)
Lease liabilities	(5,526)	(5,826)
Net cash used in operating activities	(10,652)	(19,907)
INVESTING ACTIVITIES:
Purchases of property and equipment	(15,742)	(12,548)
Net cash used in investing activities	(15,742)	(12,548)
FINANCING ACTIVITIES:
Issuance of common stock, principally stock option exercises	1,667	2,006
Borrowings under revolving line of credit	77,000	54,000
Repayments under revolving line of credit	(39,000)	(18,000)
Tax withholding payments reimbursed by shares	(390)	(388)
Cash paid on dividend equivalents	(40)	(35)
Cash dividends paid to shareholders	(5,372)	(4,742)
Repurchase of common stock	(8,807)	(18,068)
Net cash provided by financing activities	25,058	14,773
Effect of foreign exchange rates on cash and cash equivalents	(195)	(513)
Net decrease in cash and cash equivalents	(1,531)	(18,195)
Cash and cash equivalents at beginning of period	25,639	38,028
Cash and cash equivalents at end of period	$24,108	$19,833
Noncash investing and financing activities:
Purchases of property and equipment not yet paid for	$3,923	$3,461
Purchases of property and equipment paid by a third party	$—	$126
Asset retirement obligations	$155	$427
Right-of-use assets obtained in exchange for lease obligations	$2,601	$37,298
Right-of-use assets related to the adoption of ASC 842	$—	$82,329
Lease liabilities related to the adoption of ASC 842	$—	$106,765
Supplemental cash flow information:
Cash paid for taxes	$5,933	$6,078
Cash paid for interest	$932	$848
Cash paid for amounts included in operating lease liabilities	$13,736	$12,053
See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE FISCAL YEAR-TO-DATE PERIOD ENDED SEPTEMBER 26, 2020 (unaudited)
(in thousands, except share data)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares Issued	Amount
BALANCE AT DECEMBER 28, 2019	7,814,797	$9,265	$200,249	$(11,763)	$197,751
Balance at December 29, 2019, as previously reported	7,814,797	$9,265	$200,249	$(11,763)	$197,751
Cumulative effect of a change in accounting principle related to ASC 326	—	—	(203)	—	(203)
Balance at December 29, 2019, as adjusted	7,814,797	$9,265	$200,046	$(11,763)	$197,548
Net income	—	—	6,468	—	6,468
Foreign currency translation adjustment	—	—	—	(2,427)	(2,427)
Exercise of stock options	8,200	151	—	—	151
Share-based compensation expense	—	655	—	—	655
Restricted shares vestings	23,884	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(7,843)	(390)	—	—	(390)
Shares repurchased	(82,613)	(3,810)	—	—	(3,810)
Accrued dividends on unvested shares	—	—	1	—	1
Cash paid on dividend equivalents	—	—	(40)	—	(40)
Cash dividends paid to shareholders ($0.23 per share)	—	—	(1,796)	—	(1,796)
BALANCE AT MARCH 28, 2020	7,756,425	$5,871	$204,679	$(14,190)	$196,360
Net income	—	—	5,931	—	5,931
Foreign currency translation adjustment	—	—	—	536	536
Exercise of stock options	22,611	418	—	—	418
Share-based compensation expense	—	796	—	—	796
Restricted shares vestings	513	—	—	—	—
Accrued dividends on unvested shares	—	—	(38)	—	(38)
Cash dividends paid to shareholders ($0.23 per share)	—	—	(1,788)	—	(1,788)
BALANCE AT JUNE 27, 2020	7,779,549	$7,085	$208,784	$(13,654)	$202,215
Net income	—	—	5,403	—	5,403
Foreign currency translation adjustment	—	—	—	1,589	1,589
Exercise of stock options	57,219	1,098	—	—	1,098
Share-based compensation expense	—	906	—	—	906
Restricted shares vestings	12,936	—	—	—	—
Shares repurchased	(110,154)	(4,997)	—	—	(4,997)
Accrued dividends on unvested shares	—	—	(31)	—	(31)
Cash dividends paid to shareholders ($0.23 per share)	—	—	(1,788)	—	(1,788)
BALANCE AT SEPTEMBER 26, 2020	7,739,550	$4,092	$212,368	$(12,065)	$204,395
See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE FISCAL YEAR-TO-DATE PERIOD ENDED SEPTEMBER 28, 2019 (unaudited)
(in thousands, except share data)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares Issued	Amount
BALANCE AT DECEMBER 29, 2018	8,010,480	$22,837	$186,229	$(12,594)	$196,472
Net income	—	—	4,665	—	4,665
Foreign currency translation adjustment	—	—	—	712	712
Exercise of stock options	64,700	1,526	—	—	1,526
Share-based compensation expense	—	911	—	—	911
Restricted shares vestings	25,484	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(8,157)	(388)	—	—	(388)
Shares repurchased	(86,609)	(4,349)	—	—	(4,349)
Accrued dividends on unvested shares	—	—	(8)	—	(8)
Cash paid on dividend equivalents	—	—	(35)	—	(35)
Cash dividends paid to shareholder ($0.20 per share)	—	—	(1,616)	—	(1,616)
BALANCE AT MARCH 30, 2019	8,005,898	$20,537	$189,235	$(11,882)	$197,890
Net income	—	—	5,580	—	5,580
Foreign currency translation adjustment	—	—	—	(653)	(653)
Share-based compensation expense	—	848	—	—	848
Restricted shares vestings	513	—	—	—	—
Shares repurchased	(177,101)	(7,161)	—	—	(7,161)
Accrued dividends on unvested shares	—	—	(44)	—	(44)
Cash dividends paid to shareholders ($0.20 per share)	—	—	(1,580)	—	(1,580)
BALANCE AT JUNE 29, 2019	7,829,310	$14,224	$193,191	$(12,535)	$194,880
Net income	—	—	5,739	—	5,739
Foreign currency translation adjustment	—	—	—	(1,488)	(1,488)
Exercise of stock options	21,224	480	—	—	480
Share-based compensation expense	—	882	—	—	882
Restricted shares vestings	14,754	—	—	—	—
Shares repurchased	(157,402)	(6,558)	—	—	(6,558)
Accrued dividends on unvested shares	—	—	(37)	—	(37)
Cash dividends paid to shareholders ($0.20 per share)	—	—	(1,546)	—	(1,546)
BALANCE AT SEPTEMBER 28, 2019	7,707,886	$9,028	$197,347	$(14,023)	$192,352
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
Common Stock and Equity
Equity transactions consist primarily of the repurchase by CRA of its common stock under its share repurchase program and the recognition of compensation expense and issuance of common stock under CRA’s 2006 Equity Incentive Plan. Under CRA’s share repurchase program, the Company repurchases its common stock in open market purchases (including through any Rule 10b5-1 plan adopted by CRA) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. The purchase price is first charged against available paid-in capital (“PIC”) until PIC is exhausted, wherein purchases will be charged to retained earnings. CRA’s common stock has no par value. All shares repurchased have been retired.

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting
CRA adopted Accounting Standards Update (“ASU”) No. 2018-7, Compensation–Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting (Topic 718) (“ASU 2018-7”) on December 30, 2018. ASU 2018-7 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments in this update specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used effectively to provide financing to the issuer or awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The new guidance requires a remeasurement of nonemployee awards at fair value as of the adoption date. The adoption of ASU 2018-7 did not have a material impact on CRA’s financial position, results of operations, cash flows, or disclosures.
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

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
2. Fair Value of Financial Instruments
The following tables show CRA’s financial instruments as of September 26, 2020 and December 28, 2019 that are measured and recorded in the condensed consolidated financial statements at fair value on a recurring basis (in thousands):

	September 26, 2020
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	$150	$—	$—
Total Assets	$150	$—	$—
Liabilities:
Contingent consideration liability	$—	$—	$13,480
Total Liabilities	$—	$—	$13,480

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
The contingent consideration liability in the table above is for estimated future contingent consideration payments related to the acquisition of C1 Consulting, LLC, an independent consulting firm, and its wholly-owned subsidiary C1 Associates (collectively, “C1”). The fair value measurement of the liability is based on significant inputs not observed in the market and thus represents a Level 3 measurement. The significant unobservable inputs used in the fair value measurement of the contingent consideration liability are CRA’s measures of the estimated payouts based on internally generated revenue projections, expected volatility of the revenue projections, and discount rates. The fair value of the contingent consideration liability had been determined using a Monte Carlo simulation in prior fiscal quarters. In the current fiscal quarter, the fair value was estimated using an accrual method that approximates the fair value, as the end of the measurement period occurs during the first quarter of fiscal 2021. The fair value of the contingent consideration liability is reassessed on a quarterly basis by CRA using additional information as it becomes available, and any change in the fair value estimates are recorded in costs of services (exclusive of depreciation and amortization) on the condensed consolidated statements of operations. The contingent consideration is required to be paid prior to the end of the second quarter of fiscal 2021.
The following table summarizes the changes in the contingent consideration liabilities (in thousands):

	Fiscal Year-to-Date Period Ended	Fiscal Year Ended
	September 26, 2020	December 28, 2019
Beginning balance	$11,579	$6,197
Remeasurement of acquisition-related contingent consideration	921	3,285
Accretion	980	2,097
Ending balance	$13,480	$11,579
3. Revenue Recognition
The contracts CRA enters into and operates under specify whether the projects are billed on a time-and-materials or a fixed-price basis. Time-and-materials contracts are typically used for litigation, regulatory, and financial consulting projects while fixed-price contracts are principally used for management consulting projects. In general, project costs are classified in costs of services and are based on the direct salary of CRA’s employee consultants on the engagement, plus all direct expenses incurred to complete the project, including any amounts billed to CRA by its non-employee experts.

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Disaggregation of Revenue
The following tables disaggregate CRA’s revenue by type of contract and geographic location (in thousands):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
Type of Contract	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Consulting services revenues:
Fixed Price	$26,197	$30,057	$85,968	$76,622
Time-and-materials	95,565	85,629	284,983	255,486
Total	$121,762	$115,686	$370,951	$332,108

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
Geographic Breakdown	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Consulting services revenues:
United States	$96,117	$92,217	$296,273	$263,221
United Kingdom	20,358	17,116	57,355	53,027
Other	5,287	6,353	17,323	15,860
Total	$121,762	$115,686	$370,951	$332,108
Reserves for Variable Consideration and Credit Risk
Revenues from CRA's consulting services are recorded at the net transaction price, which includes estimates of variable consideration for which reserves are established. Variable consideration reserves are based on actual price concessions and those expected to be extended to CRA customers estimated by CRA's historical realization rates. Reserves for variable consideration are recorded as a component of the allowances for accounts receivable and unbilled services on the condensed consolidated balance sheets.
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

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Adjustments to the allowances for accounts receivable and unbilled services related to reserves for credit risk are as follows (in thousands):

	Fiscal Year-to-Date Period Ended	Fiscal Year Ended
	September 26, 2020	December 28, 2019
Beginning balance	$370	$639
Cumulative effect of a change in accounting principle related to ASC 326	203	—
Provision for credit loss expense, net of recoveries	228	173
Amounts written off	(128)	(442)
Ending balance	$673	$370
The following table presents CRA's bad debt expense, net of recoveries of previously written off allowances (in thousands):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Bad debt expense (recovery), net	$271	$142	$228	$173
Reimbursable Expenses
Revenues also include reimbursements for costs incurred by CRA in fulfilling its performance obligations, including travel and other out-of-pocket expenses, fees for outside consultants and other reimbursable expenses. CRA recovers substantially all of these costs. The following expenses are subject to reimbursement (in thousands):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Reimbursable expenses	$13,150	$13,978	$44,395	$38,991
Contract Balances from Contracts with Customers
CRA defines contract assets as assets for which it has recorded revenue because it determines that it is probable that it will earn a performance-based or contingent fee, but is not yet entitled to receive a fee, because certain events, such as completion of the measurement period or client approval, must occur. The contract assets balance was immaterial as of September 26, 2020 and December 28, 2019.
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
The following table presents the closing balances of CRA’s contract liabilities (in thousands):

	September 26, 2020	December 28, 2019
Balance at the end of the period	$2,201	$4,007

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CRA recognized the following revenue that was included in the contract liabilities balance as of the opening of the respective period or for performance obligations satisfied in previous periods (in thousands):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Revenue recognized for amounts included in contract liabilities at the beginning of the period	$1,766	$2,405	$3,262	$4,900
Revenue recognized for performance obligations satisfied in previous periods	$3,987	$3,395	$4,363	$3,606
4. Forgivable Loans
Forgivable loan activity for the fiscal year-to-date period ended September 26, 2020 and the fiscal year ended December 28, 2019 is as follows (in thousands):

	Fiscal Year-to-Date Period Ended	Fiscal Year Ended
	September 26, 2020	December 28, 2019
Beginning balance	$55,141	$40,294
Advances	38,478	35,166
Repayments	—	(1,173)
Reclassification from accrued expenses / to other assets	(9,713)	(1,734)
Amortization	(19,517)	(17,700)
Effects of foreign currency translation	(214)	288
Ending balance	$64,175	$55,141
Current portion of forgivable loans	$6,037	$6,751
Non-current portion of forgivable loans	$58,138	$48,390
At September 26, 2020 and December 28, 2019, CRA had no other loans to current or former employees included in other assets on the condensed consolidated balance sheet.
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
For the fiscal year-to-date period ended September 26, 2020 and the fiscal year ended December 28, 2019, no allowances or write-offs of these loans were recorded.
5. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill during the fiscal year ended December 28, 2019 and the fiscal year- to-date period ended September 26, 2020, are as follows (in thousands):

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Balance at December 28, 2019
Goodwill	$164,921
Accumulated goodwill impairment	(76,417)
Goodwill, net at December 28, 2019	88,504
Foreign currency translation adjustment and other (1)	(214)
Goodwill, net at September 26, 2020 (2)	$88,290
_______________________________
(1)During the fiscal quarter ended March 28, 2020, goodwill and accumulated goodwill impairment were reduced by $4.5 million as a result of the dissolution and final liquidation of GNU123 Liquidating Corporation.
(2)Goodwill, net at September 26, 2020, is comprised of goodwill of $160.2 million and accumulated impairment of $71.9 million.
Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives. There were no impairment losses related to intangible assets during the fiscal year-to-date periods ended September 26, 2020 or September 28, 2019.
The components of acquired identifiable intangible assets are as follows (in thousands):

	September 26, 2020	December 28, 2019
Non-competition agreements	$280	$324
Customer relationships	12,120	12,120
Total cost	12,400	12,444
Accumulated amortization	(6,951)	(5,968)
Total intangible assets, net	$5,449	$6,476
6. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	September 26, 2020	December 28, 2019
Compensation and related expenses	$92,200	$99,993
Income taxes payable	488	430
Commissions due to non-employee experts	1,808	9,961
Other professional fees	2,116	2,077
Direct project accruals	3,622	3,201
Accrued leasehold improvements	441	2,166
Other	3,277	3,473
Total accrued expenses	$103,952	$121,301
As of September 26, 2020, and December 28, 2019, approximately $71.3 million and $81.2 million, respectively, of accrued bonuses were included above in “Compensation and related expenses.”
7. Income Taxes
For the fiscal quarters ended September 26, 2020 and September 28, 2019, CRA’s effective income tax rate (“ETR”) was 28.2% and 14.2%, respectively. The difference in the ETR for the third quarter of fiscal 2020 from CRA's annual ETR for the fiscal year ended December 28, 2019, was primarily due to remeasuring the U.S. deferred tax assets and liabilities based on

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

expected fiscal 2020 state apportionment, as well as the release of tax reserves recorded in the prior year that were nonrecurring in the current year. Partially offsetting this increase was a decrease in non-deductible meals and entertainment and a larger tax benefit related to the accounting for stock-based compensation.
For the fiscal year-to-date periods ended September 26, 2020 and September 28, 2019, CRA’s ETR was 27.5% and 22.9%, respectively. The difference in the ETR for fiscal year-to-date period ended September 26, 2020 from CRA's annual ETR for the fiscal year ended December 28, 2019, was primarily due to remeasuring the U.S. deferred tax assets and liabilities based on expected fiscal 2020 state apportionment, as well as the release of tax reserves recorded in the prior year that were nonrecurring in the current year-to-date period.
As of September 26, 2020, CRA has not provided for deferred income taxes or foreign withholding taxes on undistributed earnings and other basis differences that may exist from its foreign subsidiaries, as such earnings are considered to be indefinitely reinvested. CRA does not rely on these unremitted earnings as a source of funds for its domestic business as it expects to have sufficient cash flow in the U.S. to fund its U.S. operational and strategic needs.
8. Net Income Per Share
CRA calculates basic and diluted earnings per common share using the two-class method. Under the two-class method, net earnings are allocated to each class of common stock and participating security as if all of the net earnings for the period had been distributed. CRA’s participating securities consist of unvested share-based payment awards that contain a nonforfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common shareholders. Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period, as adjusted for the potential dilutive effect of non-participating share-based awards. Net earnings allocable to these participating securities were not material for the fiscal quarters and fiscal year-to-date periods ended September 26, 2020 and September 28, 2019.
The following table presents a reconciliation from net income to the net income available to common shareholders (in thousands):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net income, as reported	$5,403	$5,739	$17,802	$15,984
Less: net income attributable to participating shares	22	12	53	47
Net income available to common shareholders	$5,381	$5,727	$17,749	$15,937
The following table presents a reconciliation of basic to diluted weighted average shares of common stock outstanding (in thousands):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Basic weighted average shares outstanding	7,771	7,769	7,780	7,903
Dilutive stock options and restricted stock units	163	281	184	302
Diluted weighted average shares outstanding	7,934	8,050	7,964	8,205

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

For the fiscal quarter and fiscal year-to-date periods ended September 26, 2020, the anti-dilutive share-based awards that were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding amounted to 76,399 and 62,808 shares, respectively. For the fiscal quarter and fiscal year-to-date periods ended September 28, 2019, the anti-dilutive share-based awards that were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding amounted to 63,164 and 47,169 shares, respectively. These share-based awards each period were anti-dilutive because their exercise price exceeded the average market price over the respective period.
9. Credit Agreement
CRA is party to a credit agreement that provides CRA with a $125.0 million revolving credit facility and a $15.0 million sublimit for the issuance of letters of credit. CRA may use the proceeds of the revolving credit facility to provide working capital and for other general corporate purposes. CRA may repay any borrowings under the revolving credit facility at any time, but any borrowings must be repaid no later than October 24, 2022. There were $38.0 million in borrowings outstanding under this revolving credit facility as of September 26, 2020. There were no outstanding borrowings under this facility as of December 28, 2019.
As of September 26, 2020, the amount available under this revolving credit facility was reduced by certain letters of credit outstanding, which amounted to $4.7 million. Under the credit agreement, CRA must comply with various financial and non-financial covenants. Compliance with these financial covenants is tested on a fiscal quarterly basis. As of September 26, 2020 and December 28, 2019, CRA was in compliance with the covenants of its credit agreement.
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
While CRA has not experienced a material adverse impact to its business, financial condition or results of operations from the COVID-19 pandemic to date, there continues to be uncertainty about client demand for the Company’s services and the worldwide economy. Consequently, the financial results for the current fiscal quarter and fiscal year-to-date periods ended September 26, 2020, may not be indicative of the results to be expected for the full fiscal year. The timing of ongoing projects and new project originations may be delayed or otherwise disrupted due to the length and severity of current business closures and other restrictions implemented in response to COVID-19, which may impact the timing and amount of future revenues. The magnitude of any impact on CRA's business and its duration is uncertain and cannot be reasonably estimated at this time. CRA is not aware of any specific events or circumstances that would require an update to its estimates or adjustments to the carrying value of its assets and liabilities as of October 29, 2020, the issuance date of this Quarterly Report on Form 10-Q.
11. Subsequent Events
On October 29, 2020, CRA announced that its Board of Directors declared a quarterly cash dividend of $0.26 per common share, payable on December 11, 2020 to shareholders of record as of November 24, 2020.

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
COVID-19 Assessment
While the COVID-19 pandemic did not materially adversely affect our financial results and business operations during the current fiscal quarter and fiscal year-to-date periods ended September 26, 2020, the COVID-19 pandemic may continue to pose significant risks to our business. The public health actions being undertaken to reduce the spread of the virus may create significant disruptions with respect to the demand for our services and impact our ability to conduct business activities in the ordinary course for an indefinite period. Since March 16, 2020, when we implemented our stay-at-home policy and successfully transitioned to a virtual work environment, we have been closely monitoring the COVID-19 pandemic and its impacts and potential impacts on our business. However, because developments with respect to the spread of COVID-19 and its impacts have been occurring so rapidly and because of the unprecedented nature of the pandemic, we are unable to predict the extent of any adverse financial impact of COVID-19 on our business, financial condition, results of operations and cash flows. Due to the above circumstances and as described generally in this Form 10-Q, our results of operations for the fiscal quarter and fiscal year-to-date periods ended September 26, 2020 are not necessarily indicative of the results to be expected for the full fiscal year.
As of September 26, 2020, we have $24.1 million of cash and cash equivalents and $82.3 million of borrowing capacity under our $125.0 million revolving credit facility. We believe our cash and cash equivalents and borrowing capacity, when combined with our ongoing operating cash flows, is sufficient to meet our operating needs over the next twelve months.
We have implemented enhanced safety procedures and enhanced cleaning protocols at our facilities to protect the health of our colleagues. Although our offices remain open and capable of hosting our colleagues, we have invited them to work wherever they feel most comfortable. Please see “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q for an additional discussion of risks and potential risks of the COVID-19 pandemic on our business, financial condition and results of operations.
Critical Accounting Policies and Significant Estimates
Our critical accounting policies involving the more significant estimates and judgments used in the preparation of our financial statements as of September 26, 2020 remain unchanged from December 28, 2019. Please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 28, 2019, filed with the Securities and Exchange Commission on February 27, 2020, for details on these critical accounting policies.
Recent Accounting Standards
Please refer to the sections captioned “Recent Accounting Standards Adopted” and “Recent Accounting Standards Not Yet Adopted” included in Note 1, “Summary of Significant Accounting Policies” in Part I, Item I, “Financial Statements” of this report.

Results of Operations—For the Fiscal Quarter and Fiscal Year-to-Date Periods Ended September 26, 2020, Compared to the Fiscal Quarter and Fiscal Year-to-Date Periods Ended September 28, 2019
The following table provides operating information as a percentage of revenues for the periods indicated:

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Revenues	100.0%	100.0%	100.0%	100.0%
Costs of services (exclusive of depreciation and amortization)	72.5	72.4	72.6	70.3
Selling, general and administrative expenses	18.2	19.4	18.3	20.8
Depreciation and amortization	2.7	2.2	2.5	2.3
Income from operations	6.6	6.0	6.6	6.6
Interest expense, net	(0.2)	(0.4)	(0.3)	(0.3)
Foreign currency gains (losses), net	(0.2)	0.2	0.3	(0.1)
Income before provision for income taxes	6.2	5.8	6.6	6.2
Provision for income taxes	1.7	0.8	1.8	1.4
Net income	4.4%	5.0%	4.8%	4.8%
Fiscal Quarter Ended September 26, 2020, Compared to the Fiscal Quarter Ended September 28, 2019
Revenues. Revenues increased by $6.1 million, or 5.3%, to $121.8 million for the third quarter of fiscal 2020 from $115.7 million for the third quarter of fiscal 2019. The increase in net revenue was a result of an increase in gross revenues of $6.3 million as compared to the third quarter of fiscal 2019, partially offset by an increase in write-offs and reserves of $0.2 million compared to the third quarter of fiscal 2019. Utilization decreased to 69% for the third quarter of fiscal 2020 from 76% for the third quarter of fiscal 2019, primarily driven by the increase in consultant headcount, which grew 11.5% from 741 at the end of the third quarter of fiscal 2019 to 826 at the end of the third quarter of fiscal 2020. Included in revenues are the effect of changes in currency exchange rates resulting in an increase to revenue of $0.9 million for the third quarter of fiscal 2020, and a decrease of $1.1 million for the third quarter of fiscal 2019.
Overall, revenues outside of the U.S. represented approximately 21% and 20% of net revenues for the third quarter of fiscal 2020 and fiscal 2019, respectively. Revenues derived from fixed-price projects decreased to 22% of total revenues for the third quarter of fiscal 2020 compared with 26% of net revenues for the third quarter of fiscal 2019. The percentage of revenue derived from fixed-price projects depends largely on the proportion of our revenues derived from our management consulting business, which typically has a higher concentration of fixed-price service contracts.
Costs of Services (exclusive of depreciation and amortization). Costs of services (exclusive of depreciation and amortization) increased by $4.5 million, or 5.4%, to $88.3 million for the third quarter of fiscal 2020 from $83.8 million for the third quarter of fiscal 2019. The increase in costs of services was due primarily to an increase of $5.3 million in employee compensation and fringe benefit costs attributable to our increased consultant headcount, an increase in incentive and retention compensation costs of $1.3 million and an increase in forgivable loan amortization of $1.2 million. These increased expenses were partially offset by a decrease in stock compensation of $0.3 million and a decrease in the valuation expense of the contingent consideration of $2.1 million. Additionally, client reimbursable expenses decreased by $0.9 million in the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019. As a percentage of revenues, costs of services (exclusive of depreciation and amortization) increased to 72.5% for the third quarter of fiscal 2020 from 72.4% for the third quarter of fiscal 2019.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $0.2 million, or 1.1%, to $22.2 million for the third quarter of fiscal 2020 from $22.4 million for the third quarter of fiscal 2019. Within this category of expenses, there was a $2.0 million decrease in travel and entertainment, a $0.7 million decrease in legal and other professional services fees, and a $0.2 million decrease in training and marketing. Partially offsetting the decrease in expenses was a $0.6 million increase in commissions to our non-employee experts, a $0.5 million increase in rent expense attributed to our Oakland and New York offices, a $0.2 million increase in software subscription and data services, a $0.9 million increase in employee and incentive compensation, a $0.2 million increase in bad debt expense, and a $0.3 million increase in other expenses for the third quarter of fiscal 2020 as compared to the third quarter of fiscal 2019.

As a percentage of revenues, selling, general and administrative expenses decreased to 18.2% for the third quarter of fiscal 2020 from 19.4% for the third quarter of fiscal 2019. Commissions to our non-employee experts increased to 3.0% of revenues for the third quarter of fiscal 2020 compared to 2.6% of revenues for the third quarter of fiscal 2019.
Provision for Income Taxes. The income tax provision was $2.1 million and the effective tax rate was 28.2% for the third quarter of fiscal 2020 compared to $1.0 million and 14.2% for the third quarter of fiscal 2019. The effective tax rate for the third quarter of fiscal 2020 was higher than the prior year primarily due to the release of tax reserves recorded in the prior year as well as the increased provision related to remeasuring the U.S. deferred tax assets and liabilities based on expected fiscal 2020 state apportionment. This was partially offset by an increase in the tax benefit related to the accounting for stock-based compensation and a decrease in non-deductible meals and entertainment in the current year. The effective tax rate for the third quarter of fiscal 2020 was slightly higher than the combined federal and state statutory tax rate due to non-deductible items resulting primarily from limitations of compensation paid to executive officers as well as the remeasurement of U.S. deferred tax assets and liabilities as previously noted, partially offset by the tax benefit related to the accounting for stock-based compensation. The effective tax rate in the third quarter of fiscal 2019 was lower than the combined federal and state statutory tax rate primarily due to the reversal of tax reserves as a result of expiration of statutes of limitation, the tax benefit related to the accounting for stock-based compensation, and the remeasurement of U.S deferred tax assets and liabilities based on expected fiscal 2019 applicable state apportionment and statutory rates, partially offset by non-deductible items resulting from limitations of compensation paid to executive officers and the deductibility of meals and entertainment.
Net Income. Net income decreased by $0.3 million to $5.4 million for the third quarter of fiscal 2020 from $5.7 million for the third quarter of fiscal 2019. The net income per diluted share was $0.68 per share for the third quarter of fiscal 2020, compared to $0.71 of net income per diluted share for the third quarter of fiscal 2019. Weighted average diluted shares outstanding decreased by approximately 116,000 shares to approximately 7,934,000 shares for the third quarter of fiscal 2020 from approximately 8,050,000 shares for the third quarter of fiscal 2019. The decrease in weighted average diluted shares outstanding was primarily due to the repurchase of shares of our common stock since September 28, 2019, offset in part by the vesting of shares of restricted stock and time-vesting restricted stock units, and the exercise of stock options since September 28, 2019.
Fiscal Year-to-Date Period Ended September 26, 2020, Compared to the Fiscal Year-to-Date Period Ended September 28, 2019
Revenues. Revenues increased by $38.8 million, or 11.7%, to $371.0 million for the fiscal year-to-date period ended September 26, 2020 from $332.1 million for the fiscal year-to-date period ended September 28, 2019. The increase in net revenue was a result of an increase in gross revenues of $38.0 million as compared to the fiscal year-to-date period ended September 28, 2019, and a decrease in write-offs and reserves of $0.8 million as compared to the fiscal year-to-date period ended September 28, 2019. Utilization decreased to 69% for the fiscal year-to-date period ended September 26, 2020 from 76% for the fiscal year-to-date period ended September 28, 2019, primarily driven by the increase in consultant headcount, which grew 11.5% from 741 at September 28, 2019 to 826 at September 26, 2020. Included in revenues are the effect of changes in currency exchange rates resulting in a decrease in revenue of $0.2 million for the fiscal year-to-date period ended September 26, 2020 and a decrease in revenue of $3.8 million for the fiscal year-to-date period ended September 28, 2019, respectively.
Overall, revenues outside of the U.S. represented approximately 20% and 21% of net revenues for the fiscal year-to-date periods ended September 26, 2020 and September 28, 2019, respectively. Revenues derived from fixed-price projects were 23% of net revenues for each of the fiscal year-to-date periods ended September 26, 2020 and September 28, 2019. The percentage of revenue derived from fixed-price projects depends largely on the proportion of our revenues derived from our management consulting business, which typically has a higher concentration of fixed-price service contracts.
Costs of Services (exclusive of depreciation and amortization). Costs of services (exclusive of depreciation and amortization) increased by $36.1 million, or 15.4%, to $269.5 million for the fiscal year-to-date period ended September 26, 2020 from $233.4 million for the fiscal year-to-date period ended September 28, 2019. The increase in costs of services was due primarily to an increase of $17.1 million in employee compensation and fringe benefit costs associated with our increased consulting headcount, an increase in incentive and retention compensation costs of $11.1 million, an increase in forgivable loan amortization of $3.1 million, and an increase in expense related to other compensation of $1.9 million, partially offset by a decrease in the valuation expense of the contingent consideration of $1.5 million and a decrease in stock compensation expense of $0.7 million. Additionally, client reimbursable expenses increased by $5.1 million in the fiscal year-to-date period ended September 26, 2020 compared to the fiscal year-to-date period ended September 28, 2019. As a percentage of revenues, costs of services (exclusive of depreciation and amortization) increased to 72.6% for the fiscal year-to-date period ended September 26, 2020 from 70.3% for the fiscal year-to-date period ended September 28, 2019.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $1.2 million, or 1.7%, to $67.7 million for the fiscal year-to-date period ended September 26, 2020 from $68.9 million for the fiscal year-to-date period ended September 28, 2019. The primary contributors to this decrease were a $4.4 million decrease in travel and entertainment, a $1.8 million decrease in legal and other professional services fees, a $0.7 million decrease in training and marketing, and a $0.2 million decrease in commissions to non-employee experts. These decreases were partially offset by increases of $3.6 million in rent expense primarily due to additional space in our Oakland and New York offices, employee and incentive compensation of $1.4 million, other costs of $0.1 million, and software subscriptions and data services of $0.8 million.
As a percentage of revenues, selling, general and administrative expenses decreased to 18.3% for the fiscal year-to-date period ended September 26, 2020 from 20.8% for the fiscal year-to-date period ended September 28, 2019. Commissions to our non-employee experts decreased to 2.5% of revenues for the fiscal year-to-date period ended September 26, 2020 compared to 2.9% of revenues for the fiscal year-to-date period ended September 28, 2019 as less revenue was sourced by non-employee experts in the fiscal year-to-date period ended September 26, 2020 compared to the fiscal year-to-date period ended September 28, 2019.
Provision for Income Taxes. For the fiscal year-to-date period ended September 26, 2020, our income tax provision was $6.7 million, and the effective tax rate was 27.5%, compared to a provision of $4.8 million and an effective tax rate of 22.9% for the fiscal year-to-date period ended September 28, 2019. The effective tax rate for the fiscal year-to-date period ended September 26, 2020 was higher than the prior year due to the release of tax reserves recorded in the prior year as well as the increased provision related to remeasuring the U.S. deferred tax assets and liabilities based on expected fiscal 2020 state apportionment. The effective tax rate in the fiscal year-to-date period ended September 26, 2020 was the same as the combined federal and state statutory tax rate but included increases in the rate for non-deductible compensation paid to executive officers and the remeasurement of U.S. deferred tax assets and liabilities, offset by decreases in the rate related to the accounting for stock-based compensation. The effective tax rate in the fiscal year-to-date period ended September 28, 2019 was lower than the combined federal and state statutory tax rate primarily due to the release of tax reserves as a result of expiration of statutes of limitation, the tax benefit related to the accounting for stock-based compensation, and the remeasurement of U.S deferred tax assets and liabilities based on the expected fiscal 2019 applicable state apportionment and statutory rates, partially offset by non-deductible items resulting from limitations of compensation paid to executive officers and the deductibility of meals and entertainment.
Net Income. Net income increased by $1.8 million to $17.8 million for the fiscal year-to-date period ended September 26, 2020 from $16.0 million for the fiscal year-to-date period ended September 28, 2019. The diluted net income per share was $2.23 for the fiscal year-to-date period ended September 26, 2020, compared to diluted net income per share of $1.94 for the fiscal year-to-date period ended September 28, 2019. Diluted weighted average shares outstanding decreased by approximately 241,000 to approximately 7,964,000 shares for the fiscal year-to-date period ended September 26, 2020 from approximately 8,205,000 shares for the fiscal year-to-date period ended September 28, 2019. The decrease in weighted average diluted shares outstanding was primarily due to the repurchase of shares of our common stock since September 28, 2019, offset in part by the vesting of restricted stock and time-vesting restricted stock units and the exercise of stock options since September 28, 2019.
Liquidity and Capital Resources
Fiscal Year-to-Date Period Ended September 26, 2020
We believe that our current cash, cash equivalents, cash generated from operations, and amounts available under our bank revolving line of credit will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.
General. During the fiscal year-to-date period ended September 26, 2020, cash and cash equivalents decreased by $1.5 million. We completed the period with cash and cash equivalents of $24.1 million. The principal drivers of the reduction of cash were payment of a significant portion of our fiscal 2019 performance bonuses in the first and second quarters of 2020, the funding of forgivable loans, the repurchase of shares, the payment of dividends, and capital expenditures related to the build-out of the new Oakland and New York office spaces, offset by net borrowings of $38.0 million.
During the fiscal year-to-date period ended September 26, 2020, working capital decreased by $13.2 million such that current liabilities were in excess of current assets by $0.5 million. The reduction in working capital is due in large part to the reclassification to a current liability of our contingent consideration liability of $13.5 million, which is due to be paid during the second quarter of fiscal 2021. Also contributing to the reduction in working capital is the $38.0 million of borrowings during the first half of fiscal 2020, a portion of which was used to fund long-term investments, such as forgivable loan issuances and leasehold improvements, much of which are classified as non-current assets. Offsetting these reductions in working capital were increases in accounts receivable and unbilled services of $13.3 million.
Of the total cash and cash equivalents held at September 26, 2020, $1.9 million was held within the U.S. We have sufficient sources of liquidity in the U.S., including cash from operations and available borrowing capacity under our revolving credit facility, to fund U.S. activities for the next 12 months.
Sources and Uses of Cash. During the fiscal year-to-date period ended September 26, 2020, net cash used in operating activities was $10.6 million. Net income was $17.8 million for the fiscal year-to-date period ended September 26, 2020. The primary factor in cash used in operations was the decrease in the “accounts payable, accrued expenses, and other liabilities” line item of our condensed consolidated statement of cash flows of $15.2 million due to the payment of a significant portion of our fiscal 2019 performance bonuses and performance awards. Other uses of cash included an increase of $15.0 million in unbilled receivables due primarily to the increase in revenues, a $1.0 million increase in prepaid expenses and other current assets, and a $5.5 million decrease in lease liabilities. The increase in forgivable loans for the period of $19.0 million was primarily driven by $38.5 million of forgivable loan issuances, net of repayments, offset by $19.5 million of forgivable loan amortization. Offsetting these uses of cash was a $1.1 million decrease in accounts receivable, net of allowances. Cash provided by operations included incentive cash award expense of $4.9 million, non-cash depreciation and amortization expense of $9.3 million, ROU amortization of $8.9 million, share-based compensation expenses of $2.4 million, and other non-cash expenses of $0.7 million.
During the fiscal year-to-date period ended September 26, 2020, net cash used in investing activities was $15.7 million for capital expenditures primarily related to the build-out of the new Oakland and New York offices.
During the fiscal year-to-date period ended September 26, 2020, net cash provided by financing activities was $25.1 million, primarily as a result of borrowings, net of repayments, under the revolving line of credit of $38.0 million and $1.7 million received upon the issuance of shares of common stock related to the exercise of stock options. Offsetting these increases in cash were the tax withholding payments reimbursed by restricted shares of $0.4 million, payment of $5.4 million of cash dividends to shareholders, and $8.8 million of repurchases of common stock.
Indebtedness
We are party to a credit agreement that provides us with a $125.0 million revolving credit facility and a $15.0 million sublimit for the issuance of letters of credit. We may use the proceeds of the revolving credit facility to provide working capital and for other general corporate purposes. Generally, we may repay any borrowings under the revolving credit facility at any time, but we must repay all borrowings no later than October 24, 2022. There was $38.0 million in outstanding borrowings under this revolving line of credit as of September 26, 2020.
The amount available under this revolving line of credit is reduced by certain letters of credit outstanding, which amounted to $4.7 million as of September 26, 2020. Borrowings under the revolving credit facility bear interest at a rate per annum, at our election, of either (i) the adjusted base rate, as defined in the credit agreement, plus an applicable margin, which varies between 0.25% and 1.25% depending on our total leverage ratio as determined under the credit agreement, or (ii) the adjusted eurocurrency rate, as defined in the credit agreement, plus an applicable margin, which varies between 1.25% and 2.25% depending on our total leverage ratio. We are required to pay a fee on the unused portion of the revolving credit facility at a rate per annum that varies between 0.20% and 0.35% depending on our total leverage ratio. Borrowings under the revolving credit facility are secured by 100% of the stock of certain of our U.S. subsidiaries and 65% of the stock of certain of our foreign subsidiaries, which represent approximately $36.2 million in net assets as of September 26, 2020.
Under the credit agreement, we must comply with various financial and non-financial covenants. Compliance with these financial covenants is tested on a fiscal quarterly basis. Any indebtedness outstanding under the revolving credit facility may become immediately due and payable upon the occurrence of stated events of default, including our failure to pay principal, interest or fees or a violation of any financial covenant. The financial covenants require us to maintain an adjusted consolidated EBITDA to consolidated interest expense ratio of more than 2.5:1.0 and to comply with a consolidated debt to adjusted consolidated EBITDA ratio of not more than 3.0:1.0. The non-financial covenant restrictions of the senior credit agreement include, but are not limited to, our ability to incur additional indebtedness, engage in acquisitions or dispositions, and enter into business combinations. As of September 26, 2020, we were in compliance with the covenants of our credit agreement.
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
Share Repurchases
In February 2020, our Board of Directors authorized an expansion to our existing share repurchase program, authorizing the purchase of an additional $20.0 million of our common stock. We may repurchase shares under this program in open market purchases (including through any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. During the fiscal quarter and fiscal year-to-date periods ended September 26, 2020, we repurchased and retired 110,154 shares and 192,767 shares, respectively, under our share repurchase program at an average price per share of $45.39 and $45.72, respectively. During the fiscal quarter and fiscal year-to-date periods ended September 28, 2019, we repurchased and retired 157,402 shares and 421,112 shares, respectively, under our share repurchase program at an average price per share of $41.69 and $42.94, respectively. As of September 26, 2020, we had approximately $14.7 million available for future repurchases under our share repurchase program. We plan to finance future repurchases with available cash, cash from future operations, and funds from our revolving credit facility.
Dividends to Shareholders
We anticipate paying regular quarterly dividends each year. These dividends are anticipated to be funded through cash flow from operations, available cash on hand, and/or borrowings under our revolving credit facility. Although we anticipate paying regular quarterly dividends on our common stock for the foreseeable future, the declaration of any future dividends is subject to the discretion of our Board of Directors. During the fiscal quarter and fiscal year-to-date periods ended September 26, 2020, we paid dividends of $1.8 million and $5.4 million, respectively. During the fiscal quarter and fiscal year-to-date periods ended September 28, 2019, we paid dividends of $1.5 million and $4.8 million, respectively.
Impact of Inflation
To date, inflation has not had a material impact on our financial results. There can be no assurance, however, that inflation will not adversely affect our financial results in the future.
Future Capital and Liquidity Needs
We anticipate that our future capital and liquidity needs will principally consist of funds required for:

•operating and general corporate expenses relating to the operation of our business, including the compensation of our employees under various annual bonus or long-term incentive compensation programs;
•the hiring of individuals to replenish and expand our employee base;
•capital expenditures, primarily for information technology equipment, office furniture and leasehold improvements;
•debt service and repayments, including interest payments on borrowings under our revolving credit facility;
•share repurchases, under programs that we may have in effect from time to time;
•dividends to shareholders;
•potential acquisitions of businesses that would allow us to diversify or expand our service offerings;
•contingent obligations related to our acquisitions; and
•other known future contractual obligations.
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
Our conclusion that we will be able to fund our cash requirements by using existing capital resources and cash generated from operations does not take into account the impact of any future acquisition transactions or any unexpected significant changes in the number of employees or other expenditures that are currently not contemplated. The anticipated cash needs of our business could change significantly if we pursue and complete additional business acquisitions, if our business plans change, if economic conditions change from those currently prevailing or from those now anticipated (including in connection with the COVID-19 pandemic), or if other unexpected circumstances arise that have a material effect on the cash flow or profitability of our business. Any of these events or circumstances, including any new business opportunities or the length and severity of the COVID-19 pandemic, could involve or result in significant additional funding needs in excess of the identified currently available sources and could require us to raise additional debt or equity funding to meet those needs on terms that may be less favorable compared to our current sources of capital. Our ability to raise additional capital over the next 12 months, if necessary, is subject to a variety of factors that we cannot predict with certainty, including:
•our future profitability;
•the quality of our accounts receivable;
•our relative levels of debt and equity;
•the volatility and overall condition of the capital markets; and
•the market prices of our securities.
Factors Affecting Future Performance
Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q, as well as a description of material risks we face, are set forth below under the heading “Risk Factors” and included in Part I, Item 1A “Risk Factors” of the 2019 Form 10-K. If any of these risks, or any risks not presently known to us or that we currently believe are not significant, develops into an actual event, then our business, financial condition, and results of operations could be adversely affected.
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
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. This is done in order to ensure that information we are required to disclose in the reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 26, 2020, due to the material weaknesses in internal control over financial reporting related to the inadequate design or execution of internal controls over: 1) our incentive-based compensation liabilities, as it relates to our internal controls over the review of the completeness and accuracy of key inputs into the computation of these liabilities; 2) certain aspects of accounting for revenue and related accounts; and 3) the completeness of certain accounts payable and expense accruals described in Item 9A of the 2019 Form 10-K.
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
Evaluation of Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, we evaluated whether there were any changes in our internal control over financial reporting during the third quarter of fiscal 2020, including any changes related to COVID-19. Except for the ongoing remediation of the material weaknesses in internal controls over financial reporting noted above pursuant to the plan described in Item 9A of the 2019 Form 10-K, there were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during the third quarter of fiscal 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Plan for Remediation of Material Weakness
We are committed to remediating the control deficiencies that gave rise to the material weaknesses described above. Management is responsible for implementing changes and improvements to our internal control over financial reporting and for remediating the control deficiencies that gave rise to these material weaknesses. During fiscal 2020, we have been enhancing our system of internal controls over financial reporting by continuing to implement the plan of remediation described in Item 9A of the 2019 Form 10-K.
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
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
None.
ITEM 1A. Risk Factors
There are many risks and uncertainties that can affect our future business, financial performance or results of operations. In addition to the other information set forth in this report, please review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Part I, Item 1A “Risk Factors” in our 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2020. Except as noted below, there have been no material changes to these risk factors during the quarter ended September 26, 2020.

The COVID-19 pandemic and resulting adverse economic conditions could have a material adverse impact on our business, financial condition and results of operations.
In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the United States and other governments imposed travel restrictions on travel between the United States, Europe and other countries. Within the U.S., several states have imposed restrictions on interstate travel. In addition, stay-at-home orders have been issued by several countries, states, and cities in which our offices are located. Many businesses, including those of our clients, have responded with their own work-from-home policies and procedures.
We intend to continue to provide our services to our clients for the duration of these orders and closures. However, the timing of projects may be delayed or otherwise disrupted due to the length and severity of the current closures and any other restrictions or limitations implemented in the future. The COVID-19 virus poses the risk that our employees, our non-employee experts, governmental agencies, clients, and parties otherwise engaged in the delivery of our services may be prevented from conducting business activities in the ordinary course for an indefinite period. Extended shutdowns or other restrictions could also adversely limit our business operations or increase costs.
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
(b)Not applicable.
(c)The following provides information about our repurchases of shares of our common stock during the fiscal quarter ended September 26, 2020. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the fiscal quarter into three periods of four weeks, four weeks, and five weeks, respectively, to coincide with our reporting periods during the third quarter of fiscal 2020.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
June 28, 2020 to July 25, 2020	—	—	—	$19,699,613
July 26, 2020 to August 22, 2020	106,845	$45.33	106,845	$14,856,092
August 23, 2020 to September 26, 2020	3,309	$47.28	3,309	$14,699,626
_______________________________
(1)On February 7, 2020, our Board of Directors authorized an expansion to our existing share repurchase program of an additional $20.0 million of outstanding shares of our common stock. We may repurchase shares under this program in open market purchases (including through any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. Approximately $14.7 million was available for future repurchases under this program as of September 26, 2020.

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

3.2	Amended and Restated By-Laws, as amended (incorporated by reference to Exhibit 3.2 to our current report on Form 8-K filed on January 31, 2011).
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from CRA International, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language), as follows: (i) Condensed Consolidated Statements of Operations (unaudited) for the fiscal quarters and the fiscal year to date periods ended September 26, 2020 and September 28, 2019, (ii) Condensed Consolidated Statements of Comprehensive Income (unaudited) for the fiscal quarters ended September 26, 2020 and September 28, 2019, (iii) Condensed Consolidated Balance Sheets (unaudited) as at September 26, 2020 and December 28, 2019, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the fiscal quarters ended September 26, 2020 and September 28, 2019, (v) Condensed Consolidated Statement of Shareholders’ Equity (unaudited) for the fiscal quarters ended September 26, 2020 and September 28, 2019, and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRA INTERNATIONAL, INC.

Date: October 29, 2020	By:	/s/ PAUL A. MALEH

Paul A. Maleh
President and Chief Executive Officer

Date: October 29, 2020	By:	/s/ DANIEL K. MAHONEY

Daniel K. Mahoney
Chief Financial Officer, Executive Vice President and Treasurer