Form 10-K
period 2021-01-02
CRA INTERNATIONAL, INC.
filed 2021-03-04
CIK 1053706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2021
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                        to
Commission file number: 000-24049
CRA International, Inc.
(Exact name of registrant as specified in its charter)
Massachusetts
(State or other jurisdiction of incorporation or organization)
200 Clarendon Street, Boston, MA
(Address of principal executive offices)
04-2372210
(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the stock held by non-affiliates of the registrant as of June 26, 2020, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing sale price of $36.95 as quoted on the NASDAQ Global Select Market as of such date, was approximately $276.8 million. Outstanding shares of common stock beneficially owned by executive officers and directors of the registrant and certain related entities have been excluded from this computation because these persons may be deemed to be affiliates. The fact that these persons have been deemed affiliates for purposes of this computation should not be considered a conclusive determination for any other purpose.
As of February 26, 2021, CRA had outstanding 7,645,430 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
The information required for Part III of this annual report is incorporated by reference from the registrant's definitive proxy statement for the 2020 annual meeting of its shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended January 2, 2021.

CRA INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 2, 2021

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
We deliver our services through an international network of coordinated offices. Headquartered in Boston, Massachusetts, we have offices throughout North America, Europe, and Australia.
Industry Overview
Businesses are operating in an increasingly complex economic, legal, and regulatory environment that create both challenges and opportunities. Companies across industry sectors are seeking new strategies appropriate for the current economic environment, as well as greater operational efficiencies. To accomplish these objectives, they gather, analyze, and use information wisely to assure that business decisions are well-informed. In addition, as markets have become global, companies have the opportunity to expand their presence throughout the world, which can expose them to increased competition and the uncertainties of foreign operations. Further, companies are increasingly relying on technological and business innovations to improve efficiency, thus increasing the importance of strategically analyzing their businesses and developing and protecting new technology. The increasing complexity and changing nature of the business environment are also forcing governments to modify their regulatory strategies. These constant changes in the regulatory environment and the evolving regulatory posture in the U.S. have led to frequent litigation and interaction with government agencies, as our clients attempt to interpret and react to the implications of this changing environment. Furthermore, as the general business and regulatory environment becomes more complex, corporate litigation has also become more complicated, protracted, expensive, and important to the parties involved.
As a result, companies rely on sophisticated economic and financial analysis to solve complex problems and improve decision-making. Economic and financial models provide the tools necessary to analyze a variety of issues confronting businesses, such as interpretation of sales data, effects of price changes, valuation of assets, assessment of competitors' activities, evaluation of new products, and analysis of supply limitations. Governments also rely on economic and finance theory to measure the effects of anticompetitive activity, evaluate mergers and acquisitions, change regulations, implement auctions to allocate resources, and establish transfer pricing rules. Finally, litigants and law firms are using economic and finance theory to help determine liability and to calculate damages in complex and high-stakes litigation. As the need for complex economic and financial analysis becomes more widespread, companies and governments are turning to outside consulting firms, such as ours, for access to the independent and specialized expertise, experience, and prestige that are not available to them internally. In addition, companies' strategic, organizational, and operational problems have become more acute as a result of the economic environment, and companies are relying on management consultants for help in analyzing, addressing, and solving strategic business problems and performance-related issues involving market supply and demand dynamics, supply chain and sourcing, pricing, capital allocation, technology management, portfolio positioning, risk management, merger integration, and improving shareholder value.
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
Highly Educated, Experienced, and Versatile Consulting Staff.    We believe our most important asset is our base of employee consultants, particularly our senior employee consultants. As of January 2, 2021, we employed 831 consultants, which consisted of 137 officers, 471 senior staff and 223 junior staff. Approximately 80% of our senior staff have advanced degrees, with 41% having doctorate degrees. We are extremely selective in our hiring of consultants, recruiting from leading universities, industry, and government. Many of our employee consultants are nationally or internationally recognized as experts in their respective fields and have published scholarly articles, lectured extensively, and been quoted in the press. In addition to their expertise in a particular field, most of our employee consultants are able to apply their skills across numerous practice areas. This flexibility in staffing engagements is critical to our ability to apply our resources to meet the demands of our clients. As a result, we seek to hire consultants who not only have strong analytical skills, but who are also creative, intellectually curious, and driven to develop expertise in new practice areas and industries.
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
Integrated Business.    We manage our business on an integrated basis through our international network of offices and areas of functional expertise. Many of our practice areas operate throughout multiple offices and are managed across geographic borders. We view these cross-border practices as integral to our success and key to our management approach. Our practices share not only staff, but also consulting approaches and marketing strategies. When we acquire companies, our practice is to rapidly integrate systems, procedures, and people into our business platform. In addition to sharing our intellectual property assets globally, we encourage geographic collaboration among our practices by including each consultant's overall contribution to our practices as a factor in determining the consultant's annual bonus.
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
Access to Leading Academic and Industry Experts.    To enhance the expertise we provide to our clients and the depth and breadth of our insights, we maintain close working relationships with a select group of non-employee experts. Depending on client needs, we use non-employee experts for their specialized expertise, assistance in conceptual problem-solving, and expert witness testimony. We work regularly with renowned professors at such institutions as the University of Chicago, the University of California at Berkeley, Yale University, Georgetown University, Boston University, Northwestern University, the University of Pennsylvania, Harvard University, Texas A&M University, Brigham Young University, and other leading universities. These experts also generate business for us and provide us access to other leading academic and industry experts.

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
The following is a summary of the areas of functional expertise that we offer in litigation, regulatory, and financial consulting engagements. We provide services, such as economic expertise, analyses, and expert testimony, in these areas:

Areas of Functional Expertise	Description of Area of Service
Antitrust & Competition	Antitrust litigation, including economic analysis of the competitive effects of alleged collusion and cartels, monopolization, abuse of dominance, monopsony, and vertical restrictions.

Damages & Valuation	Disputes involving lost profits, breach of contract, purchase price, valuation, business interruption, product liability, and fraud, among other damages claims. Calculating damages, providing expert testimony, and critiquing opposing experts' damages analyses in matters involving disputes in antitrust; intellectual property; securities and other financial market issues; insolvency; property values; contract; employment discrimination; product liability; environmental contamination; and purchase price. Supporting clients with broader corporate valuation services, providing pre-trial evaluations of damages claims and methodologies, and evaluating proposed settlements in class action and other cases.

Financial Accounting & Valuation	Commercial and shareholder disputes; corporate finance damages; corporate investigations; due diligence; financial accounting; valuation and litigation support and expert testimony, including both liability and damages.

Financial Economics	Matters pertaining to financial markets, including regulatory analyses and litigation support for financial institutions in areas of fair lending compliance, credit risk, credit scoring, consumer and mortgage lending, housing markets, international mortgage markets, and securitization.

Forensic & Cyber Investigations	Forensic accounting and analysis of complex accounting issues; fraud, corruption, bribery and embezzlement investigations; white collar defense; cybercrime, data breach and theft of trade secrets investigations; computer and other digital forensic analyses; actionable business intelligence and reputational due diligence; and other independent professional services that help clients preserve their reputation and support their commitment to integrity.

Insurance Economics	Matters pertaining to advising insurers, regulators, and legislators with respect to management, insurance products, and litigation and regulation.

Areas of Functional Expertise	Description of Area of Service
Intellectual Property	Matters pertaining to all types of intellectual property assets including valuation, litigation, transaction and strategic advisory services, patents, trade secrets, copyrights, and trademarks as well as economic damages in intellectual property litigation, valuations of intellectual property assets for strategic and regulatory purposes, and transactional advisory services for licensing and other intellectual property-rich transactions.

International Arbitration	International arbitration cases brought under bilateral investment treaties and arbitration clauses in contracts between firms. Assessing causation and quantifying damages using sophisticated modeling and analytical techniques and presenting findings to arbitration authorities. Analyses of valuations and estimates of damages associated with breaches of contract, national laws, and international treaties and the effects of market rules, processes, and contracts on prices and competition.

Labor & Employment	All facets of employment litigation including equal employment opportunity claims under Title VII, the Age Discrimination in Employment Act, the Equal Pay Act, and the Americans with Disabilities Act. Providing expert witness and litigation support services, conducting proactive analyses of employment and contracting practices, monitoring consent decrees and settlement agreements, designing information systems to track relevant employment data, and analyzing liability and assessing damages under the Fair Labor Standards Act, California overtime laws, and state-specific wage and hour laws.

Mergers & Acquisitions	Assistance for clients in obtaining domestic and foreign regulatory approvals in proceedings before government agencies, such as the U.S. Federal Trade Commission, the U.S. Department of Justice, the Merger Task Force at the European Commission, and the Canadian Competition Bureau. Analyses include simulating the effects of mergers on prices, estimating demand elasticities, designing and administering customer and consumer surveys, and studying possible acquisition-related synergies.

Regulatory Economics & Compliance	Regulatory proceedings and assisting clients in understanding and mitigating regulatory risks and exposures, preparing policy studies that help develop the basis for sound regulatory policy, drafting regulatory filings, and advising on regulations pertaining to environmental protection, employment, and health and safety.

Risk, Investigations & Analytics	Assistance for clients facing complex legal and business challenges using a multi-disciplinary approach to collect, process, and analyze information, including large and complex data sets from internal and external sources, electronic communications and transactions, insights from public records, social media, and human intelligence. Services include investigative due diligence; independent monitoring; anti-money laundering and financial crimes advisory; litigation support; corporate intelligence; fraud and corruption investigations; asset tracking; social media analytics; account remediation; compliance assessment; and systems investigations.

Securities & Financial Markets	Application of financial economics and accounting to complex litigation and business problems in such areas as securities litigation; securities markets and financial institutions; valuation and damages; and other financial litigation.

Transfer Pricing	All phases of the tax cycle, including planning, documentation, and tax valuation. Also includes audit defense and support in advanced pricing agreements, alternative dispute resolution, and litigation in proceedings involving the Internal Revenue Service, the Tax Division of the U.S. Department of Justice, state and municipal tax authorities, and foreign tax authorities.
Management Consulting
Our management consulting practices offer a unique mix of industry and functional expertise to help companies address and solve their strategic, organizational, and operational business problems. We advise clients in a broad range of industries on how to succeed in uncertain, rapidly changing environments by generating growth, creating value, and enhancing shareholder wealth.

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
Industry Expertise
We believe our ability to combine expertise in advanced economic and financial methods with in-depth knowledge of particular industries is one of our key competitive strengths. By maintaining expertise in certain industries, we provide clients practical advice tailored to their specific markets. This industry expertise, which we developed over decades of providing sophisticated consulting services to a diverse group of clients in many industries, differentiates us from many of our competitors. We believe that we have developed a strong reputation and substantial name recognition within specific industries, which has led to repeat business and new engagements from clients in those markets. While we provide services to clients in a wide variety of industries, we have particular expertise in the following industries:
•Agriculture
•Banking & Capital Markets
•Chemicals
•Communications & Media

•Consumer Products
•Energy
•Entertainment
•Financial Services
•Health Care
•Insurance
•Life Sciences
•Manufacturing
•Metals, Mining, & Materials
•Oil & Gas
•Real Estate
•Retail
•Sports
•Telecommunications
•Transportation
•Technology
Clients
We have completed thousands of engagements for clients around the world, including domestic and foreign corporations; federal, state, and local domestic government agencies; governments of foreign countries; public and private utilities; accounting firms; and national and international trade associations. Frequently, we work with major law firms who approach us on behalf of their clients. While we have particular expertise in a number of industries, we provide services to a diverse group of clients in a broad range of industries. Our policy is to keep the identities of our clients confidential unless our work for the client is already publicly disclosed. Our clients come from a broad range of industries, with no single client accounting for more than 5% of our revenues in any of fiscal 2020, fiscal 2019, or fiscal 2018.
We derived approximately 24%, 24%, and 23% of consolidated revenues from fixed-price contracts in fiscal 2020, fiscal 2019, and fiscal 2018, respectively. These contracts are more common in our management consulting area, and would likely grow in number with expansion of that area.
Human Capital
As of January 2, 2021, we employed 831 consultants, consisting of 137 officers, 471 senior staff and 223 junior staff. Approximately 80% of our senior staff have advanced degrees, with 41% having doctorate degrees, in addition to substantial management, technical, or industry expertise. We believe our financial results and reputation are directly related to the number and quality of our employee consultants.
We derive most of our revenues directly from the services provided by our employee consultants. Our employee consultants have backgrounds in many disciplines, including economics, business, corporate finance, accounting, materials sciences, life sciences, computer science, and engineering. We are highly selective in our hiring of consultants, recruiting primarily from a select group of leading universities and degree programs, industry, and government. We believe consultants choose to work for us because of our emphasis on accurate, rigorous analytics and high quality work; our culture that values intellectual curiosity, initiative, and resourcefulness; and our collegial, inclusive, and multi-disciplinary approach to complex client needs. We use a decentralized, team hiring approach. Our training and career development programs for our employee consultants focus on providing multi-dimensional technical, foundational, and consulting skills. This framework is designed to complement on-the-job experience and an employee's pursuit of his or her own career development. Employee consultants participate in structured programs focused on managing teams, technical and empirical knowledge, and building client relationships. Through our ongoing internally-led workshops, speakers deliver presentations and conduct discussions with our employee consultants on various topics ranging from analytical tools to thought leadership material and service capabilities. We also provide scheduled courses designed to improve an employee's professional skills, such as written and oral presentation, marketing techniques, feedback discussions, and business development. Additionally, we encourage our employee consultants to pursue their academic interests through self-directed training modules, our on-demand library of software webinars, and external professional development opportunities.
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
We compensate our senior corporate leaders, practice leaders, key revenue generators, and other employees with salary and a mixture of incentive-based programs that provide for cash and equity compensation. We maintain a bonus program through which we pay annual, performance-based cash bonuses to our employee consultants and certain other employees. In 2009, the compensation committee of our Board of Directors adopted our long-term incentive program, or "LTIP," as a framework for equity grants made under our 2006 equity incentive plan to our senior corporate leaders, practice leaders, and key revenue generators. The equity awards granted under the LTIP include stock options, time-vesting restricted stock units, and performance-vesting restricted stock units. In December 2016, our compensation committee modified the LTIP to allow grants of service- and performance-based cash awards in lieu of, or in addition to, equity awards to our senior corporate leaders, practice leaders, and key revenue generators. These LTIP cash awards are currently granted under our cash incentive plan. The LTIP is designed to reward our senior corporate leaders, practice leaders and key revenue generators and to provide them with the opportunity to share in the long-term growth of our business. The compensation committee of our Board of Directors is responsible for approving all cash and equity awards under the LTIP, all other equity compensation awards, and the total bonuses to be distributed under our bonus program, and for establishing performance goals under compensation awards and determining the extent to which these goals are achieved. Our chief executive officer, in his discretion and in consultation with the compensation committee of our Board of Directors, approves the bonuses to be granted to our employees.
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
Marketing and Business Development
Our business development and marketing activities, led by our employee consultants and our Marketing, Business Development and Coaching group, emphasize building and maintaining relationships, cultivating brand awareness, and generating leads for new work. We encourage our employee consultants to generate new business from both existing and new clients, and we reward our employee consultants with increased compensation and promotions for obtaining new business. Many of our consultants have published articles in industry, business, economic, legal, or scientific journals, and have made speeches and presentations at industry conferences and seminars, which serve as a means of attracting new business and enhancing their reputations. On occasion, employee consultants work with one or more non-employee experts to market our services. In addition, we rely upon business development professionals to ensure that the value of our litigation consulting service offerings is fully realized in the marketplace. They focus on deepening and broadening client relationships with law firms and general counsels, ensuring that both existing and potential clients have access to our broad array of services, as well as helping to bring the best talent to any given assignment.
We supplement the personal marketing efforts of our employee consultants with diverse business development and marketing activities, including virtual and in-person seminars and presentations, speaking at and attending relevant conferences, social networking events, social media, and extensive thought leadership that we publish in industry, business, economic, legal, or scientific journals. We regularly organize seminars for existing and potential clients featuring panel members that include our employee consultants, non-employee experts, and leading government officials. We have an extensive set of brochures organized around our service areas, which describe our experience and capabilities. Our corporate website is another means of marketing our consultants and capabilities as it houses information about our business development activities, engagements, and biographies of our employee consultants and academic affiliates. We distribute publications to existing and potential clients highlighting emerging trends and noteworthy engagements. Because existing clients are an important source of repeat business and referrals, we communicate regularly with our existing clients to keep them informed of developments that affect their markets and industries.

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
Risks Related to Our People
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
Our business could suffer if we are unable to hire and retain additional qualified consultants as employees
Our business continually requires us to hire highly qualified, highly educated consultants as employees. Our failure to recruit and retain a significant number of qualified employee consultants could limit our ability to accept or complete engagements and adversely affect our revenues and results of operations. Relatively few potential employees meet our hiring criteria, and we face significant competition for these employees from our direct competitors, academic institutions, government agencies, research firms, investment banking firms, and other enterprises. These competing employers may be able to offer potential employees greater compensation and benefits or more attractive lifestyle choices, career paths, or geographic locations than we can. Competition for these employee consultants has increased our labor costs, and a continuation of this trend could adversely affect our margins and results of operations.

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
Our business strategy is dependent, in part, upon our ability to grow by hiring consultant employees or groups of consultant employees, and we regularly evaluate opportunities to acquire other businesses. We may not, however, be able to identify, hire, acquire, or successfully integrate new employees and acquired businesses without substantial expense, delay, or other operational or financial obstacles. From time to time, we will evaluate the total mix of our services and we may conclude that acquired businesses may not achieve the results we previously expected. Competition for future hiring and acquisition opportunities in our markets could increase the compensation we offer to potential employees or the prices we pay for businesses we wish to acquire. In addition, we may be unable to achieve the financial, operational, and other benefits we anticipate from any hiring or acquisition, including those we have completed. New acquisitions could also negatively impact existing practices. Hiring additional employees or acquiring businesses could also involve a number of additional risks, including:
•the diversion of management's time, attention, and resources from managing and marketing our existing business;
•the failure to retain key acquired personnel or retain existing personnel who may view the acquisition unfavorably;
•additional conflicts of interest due to the acquired businesses that could impact our ability to secure new engagements;
•the need to compensate new employees while they wait for their restrictive covenants with other institutions to expire;
•the potential need to raise significant amounts of capital to finance a transaction or the potential issuance of equity securities that could be dilutive to our existing stockholders;

•increased costs to improve or coordinate managerial, operational, financial, and administrative systems, including compliance with the Sarbanes-Oxley Act of 2002;
•the potential assumption of legal liabilities;
•the inability to attain the expected synergies with an acquired business;
•the impact of earn-outs based on the future performance of our acquired businesses that may deter the acquired company from fully integrating into our existing business; and
•potential difficulties in integrating new employees with diverse backgrounds and experiences with our existing employee consultants.
Our acquisitions have been accounted for as purchases, some of which involved purchase prices in excess of tangible asset values, resulting in the creation of goodwill and other intangible assets. Under generally accepted accounting principles, we do not amortize goodwill or intangible assets acquired in a business combination that are determined to have indefinite useful lives, but instead review them annually (or more frequently if impairment indicators arise) for impairment. To the extent that we determine that such an asset has been impaired, we will write down its carrying value on our consolidated balance sheet and book a non-cash impairment charge in our consolidated statement of operations. If, as a result of acquisitions or otherwise, the amount of intangible assets being amortized increases, so will our amortization charges in future periods.
Risks Related to Our Client Relationships
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
Information or technology systems failures, or a cybersecurity attack or other compromise of our or our client's confidential or proprietary information, could have a material adverse effect on our reputation, business and results of operations
We rely upon our information and technology infrastructure and systems to operate, manage and run our business and to provide services to our clients. This includes infrastructure and systems for receiving, storing, hosting, analyzing, transmitting and securing our and our clients' sensitive, confidential or proprietary information, including, but not limited to, health and other personally-identifiable information and commercial, financial and consumer data. Our ability to secure and maintain the confidentiality and integrity of this information is critical to our reputation and the success of our businesses. We must comply with the privacy laws of all of the jurisdictions in which we operate, including the strict general data privacy regulation (GDPR) in the European Union, laws that adopt the GDPR as a model (such as Brazil's comprehensive data protection law, the LGPD), and the U.S. state and federal laws such as the California Consumer Protection Act (CCPA), and these laws are becoming increasingly complex and vary by jurisdiction. The costs of complying with these laws and any fines resulting from lack of compliance, and the other costs of protecting our and our clients' confidential information, could have a material effect on our financial results. In addition, we may be affected by or subject to events that are out of our control, including, but not limited to, cybersecurity or other malicious attacks, which continue to evolve and pose a constant risk, unauthorized system intrusions by unknown third parties, viruses, malicious software, worms, failures in our or our third party hosting sites' (whether hosted offsite or in the cloud) information and technology systems, disruptions in the Internet or electricity grids, natural disasters, and terrorism. Any of these events could disrupt our or our client's business operations or cause us or our clients to incur unanticipated losses, including the costs of investigating and remediating any such event and any fines related thereto, as well as reputational damage, any of which could have a material adverse effect on our business and results of operations.
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
Our clients may be unable or unwilling to pay us for our services
Our clients include some companies that may from time to time encounter financial difficulties, particularly during a downward trend in the economy, or may dispute the services we provide. If a client's financial difficulties become severe or a dispute arises, the client may be unwilling or unable to pay our invoices in the ordinary course of business, which could adversely affect collections of both our accounts receivable and unbilled services. On occasion, some of our clients have entered bankruptcy, which has prevented us from collecting amounts owed to us. The bankruptcy of a client with a substantial accounts receivable could have a material adverse effect on our financial condition and results of operations. Clients who have paid sizable invoices may later declare bankruptcy, and a court may determine that we are not properly entitled to any of those payments consequently requiring a repayment by us of some or all of them, which could adversely affect our financial condition and results of operations.
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
Risks Related to Our Operations
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
The June 2016 referendum where voters in the United Kingdom ("UK") approved an exit from the European Union ("EU"), commonly referred to as "Brexit," created political, economic, and regulatory uncertainty in the UK, where our European operations are headquartered. The impact of Brexit depends on the terms of the UK's withdrawal from the EU. The

UK formally left the EU on January 31, 2020. The UK and EU announced, on December 24, 2020, that they reached agreement on a new Trade and Cooperation Agreement (the “TCA”) which addresses a range of aspects of the future relationship between the parties. The TCA was ratified by the UK Parliament on December 31, 2020. The TCA addresses, for example, trade in goods and the ability of UK nationals to travel to the EU on business but defers other issues. While the TCA includes a commitment by the UK and the EU to keep their markets open for persons wishing to provide financial services through a permanent establishment, it does not address substantive future cooperation in the sphere of financial services or reciprocal market access into the EU by UK firms under so-called “equivalence” arrangements. While the TCA provides clarity in some areas, there also remains substantial political, economic, and regulatory uncertainty that may not be fully realized for several years or more. This uncertainty may result in new regulatory, tax, operations, and cost challenges to our UK, European and global operations. Such uncertainties may significantly impact our business, as customers of UK-based operations evaluate their business needs in consideration of changing economic conditions or increased international regulatory complexities. Currency fluctuations caused by or relating to Brexit could adversely affect our financial position. Such uncertainties may significantly impact our business, as customers of our UK-based operations evaluate their business needs in consideration of changing economic conditions or increased international regulatory complexities.
In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the United States and other governments' imposed travel restrictions on travel between the United States, Europe and other countries. Within the U.S., several states have imposed restrictions on interstate travel. In addition, stay-at-home orders have been issued by several countries, states, and cities in which our offices are located. Many businesses, including those of our clients, have responded with their own work-from-home policies and procedures.
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
•Our clients' perceptions of our ability to add value through our services;
•The market demand for our services;
•Our competitors' pricing of services and compensation levels;
•The market rate for consultant compensation;
•Our ability to redeploy consultants from completed client engagements to new client engagements; and

•Our ability to predict future demand for our services and maintain the appropriate staffing levels without significantly underutilizing consultants.
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
•our ability to implement billing rate increases or maintain billing rates;
•the number, scope, and timing of ongoing client engagements;
•the extent to which we can reassign our employee consultants efficiently from one engagement to the next;
•the extent to which our employee consultants or clients take holiday, vacation, and sick time, including traditional seasonality related to summer vacation and holiday schedules;
•employee hiring and attrition;
•the extent of revenue realization or cost overruns;
•fluctuations in our provision for income taxes due to changes in income arising in various tax jurisdictions, statutory tax rates, valuation allowances, non-deductible expenses, and changes in estimates of our uncertain tax positions;
•fluctuations in interest rates;
•currency fluctuations; and
•collectability of receivables and unbilled work in process.
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
Despite our efforts to prevent litigation, from time to time we are party to various lawsuits, claims, or assessments in the ordinary course of business. Disputes may arise, for example, from business acquisitions, employment issues, regulatory actions, and other business transactions. The costs and outcome of any lawsuits or claims could have a material adverse effect on our business and results of operations.
We may need to take material write-offs for the impairment of goodwill and other intangible assets, including if our market capitalization declines
As further described in our Notes to Consolidated Financial Statements, goodwill is monitored annually for impairment, or more frequently, if events or circumstances exist that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In performing the goodwill impairment testing and measurement process, we compare the estimated fair value of our reporting unit to its net book value to identify potential impairment. We estimate the fair value of our consulting business utilizing our market capitalization, plus an appropriate control premium. Market capitalization is determined by multiplying the shares outstanding on the test date by the market price of our common stock on that date. We determine the control premium utilizing data from publicly available premium studies for the trailing four quarters for public company transactions in our industry group. If the estimated fair value of a reporting unit is less than its net book value, an impairment charge would be recorded in our consolidated statement of operations.
A goodwill impairment charge in any period would have the effect of decreasing our earnings in such period. If we are required to take a substantial impairment charge, our reported operating results would be materially adversely affected in such period, though such a charge would have no impact on cash flows or working capital for such period.
The market price of our common stock may be volatile
The market price of our common stock has fluctuated widely and may continue to do so. Many factors could cause the market price of our common stock to rise and fall. Some of these factors are:
•variations in our quarterly results of operations;
•changes in quarterly dividends;
•the extent of any repurchases of shares of our common stock;
•the hiring or departure of key personnel or non-employee experts;
•changes in our professional reputation;

•the introduction of new services by us or our competitors;
•acquisitions or strategic alliances involving us or our competitors;
•changes in accounting principles or methods or issues with our internal control over financial reporting;
•changes in estimates of our performance or recommendations by securities analysts;
•future sales of shares of common stock in the public market; and
•market conditions in the industry and the economy as a whole.
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
Fluctuations in the types of service contracts we enter into may adversely impact revenue and results of operations
We derive a portion of our revenues from fixed-price contracts. These contracts are more common in our management consulting area, and would likely grow in number with expansion of that area. Fluctuations in the mix between time-and-material contracts, fixed-price contracts and arrangements with fees tied to performance-based criteria may result in fluctuations of revenue and results of operations. In addition, if we fail to estimate accurately the resources required for a fixed-price project or fail to satisfy our contractual obligations in a manner consistent with the project budget, we might generate a smaller profit or incur a loss on the project. On occasion, we have had to commit unanticipated additional resources to complete projects, and we may have to take similar action in the future, which could adversely affect our revenues and results of operations. Revenues generated from fixed-price contracts was approximately 24% of our total revenues for the year ended January 2, 2021.
There can be no assurance that we will continue to declare cash dividends at all or in any particular amounts
Our Board of Directors declared the first quarterly dividend on our common stock during 2016 and we have continued to pay quarterly dividends throughout fiscal 2020. Although we anticipate paying regular quarterly dividends on our common stock for the foreseeable future, the declaration of dividends is subject to the discretion of our Board of Directors, and is restricted by applicable state law limitations on distributions to shareholders. As a result, the amount, if any, of the dividends to be paid by us in the future depends upon a number of factors, including but not limited to our available cash on hand, anticipated cash needs, overall financial condition, and future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors. In addition, our Board of Directors may also suspend the payment of dividends at any time. Any reduction or suspension in our dividend payments could adversely affect the price of our common stock.
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

We previously identified material weaknesses in our internal control over financial reporting, which have now been remediated. If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to report our financial results timely and accurately, which could adversely affect investor confidence in the Company, and in turn, our results of operations and our stock price.
We previously disclosed in our Annual Reports on Form 10-K, material weaknesses in our internal control over financial reporting primarily related to control deficiencies within various aspects of its control environment. As a result of these control deficiencies, we concluded that our internal control over financial reporting was not effective for the fiscal years ended December 28, 2013 through December 28, 2019. During fiscal 2020, we completed a series of actions and measures that effectively remediated the previously disclosed material weakness and concluded that as of January 2, 2021 our internal control over financial reporting was effective. See Item 9A. – “Controls and Procedures” of this Form 10-K for the fiscal year ended January 2, 2021. We cannot provide assurances that material weaknesses or significant deficiencies will not occur in the future and that we will be able to remediate such weaknesses or deficiencies in a timely manner, which could have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows.
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
Insurance and claims expenses could significantly reduce our profitability
We are exposed to claims related to group health insurance. We self-insure a portion of the risk associated with these claims. If the number or severity of claims increases, or we are required to accrue or pay additional amounts because the claims prove to be more severe than our original assessment, our operating results would be adversely affected. Our future insurance and claims expense might exceed historical levels, which could reduce our earnings. We expect to periodically assess our self-insurance strategy. We are required to periodically evaluate and adjust our claims reserves to reflect our experience. However, ultimate results may differ from our estimates, which could result in losses over our reserved amounts. We maintain individual and aggregate medical plan stop loss insurance with a licensed insurance carrier to limit our ultimate risk exposure for any one case and for our total liability.
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
Risks Related to Competition
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
Risks Related to Our International Operations
Our international operations create risks
Our international operations carry financial and business risks, including:
•currency fluctuations that could adversely affect our financial position and operating results;
•unexpected changes in trading policies, regulatory requirements, tariffs, and other barriers;
•continued uncertainty around how Brexit will impact the UK generally, including its impact on the regulatory environment, currency, tax, and operations that could disrupt trade, the sale of our services, the movement of our people between the UK, EU, and other locations, and the global economy;
•restrictions on the repatriation of earnings;
•potentially adverse tax consequences, such as changes in tax laws and statutory tax rates;
•the impact of differences in the governmental, legal and regulatory environment in foreign jurisdictions, as well as U.S. laws and regulations related to our foreign operations;
•less stable political and economic environments; and
•civil disturbances or other catastrophic events that reduce business activity.
If our international revenues increase relative to our total revenues, these factors could have a more pronounced effect on our operating results.
Fluctuations in currency exchange rates could adversely affect our operations
We conduct our business in North America, Europe, and Australia, and the global scope of our business exposes us to risk of fluctuations in foreign currency markets. Specifically, our results of operations are subject to fluctuations primarily in the British Pound and Euro against the U.S. Dollar as well as the Euro against the British Pound. The fluctuation in foreign currency markets can both increase and decrease our overall revenue and expenses for any fiscal period, and therefore has a resulting negative impact on our reported results of operations and on our ability to predict our future results and earnings accurately. Additionally, global economic events, including Brexit, have caused and may continue to cause significant volatility in currency exchange rate fluctuations. The impact of Brexit on currency exchange rates and the significance of the resulting fluctuations in the exchange rate of the British Pound may not be fully realized for several years or more. Revenue generated from our UK-based operations was approximately 16% (which includes currency exchange effects) of our total revenues for the year ended January 2, 2021. We currently do not hedge our exposure to current foreign currency exchange risks by engaging in foreign exchange hedging transactions, though we may do so in the future.
Risks Related to Our Indebtedness
Our debt obligations may adversely impact our financial performance
We rely on our cash and cash equivalents, cash flows from operations and borrowings under our credit agreement to fund our short-term and anticipated long-term operating activities. Following an amendment to our credit agreement in January 2021, we have a revolving line of credit with our bank for up to $175.0 million. The amounts available under this line of credit are constrained by various financial covenants and reduced by certain letters of credit outstanding. Our loan agreement with the bank will mature on October 24, 2022. At February 26, 2021, we had no borrowings outstanding under the credit agreement and approximately $170.3 million available for future borrowings, after consideration of outstanding letters of credit. The degree to which we are leveraged could adversely affect our ability to obtain further financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to secure short-term and long-term debt or equity financing in the future will depend on several factors, including our future profitability, the levels of our debt and equity, restrictions under our existing revolving line of credit, and the overall credit and equity market environments.
Our debt obligations may adversely impact our financial performance
At present LIBOR is expected to be published only on a limited basis after 2021. Our credit agreement does not specify a particular replacement index rate (or related margin) when LIBOR becomes unavailable and permits the administrative agent in its sole and reasonable discretion to use an alternative method to choose a rate that is selected in accordance with and applied in a manner consistent with general market practice. We expect to amend our credit facility to provide a market-based replacement index rate and margin prior to the time when LIBOR is no longer available. Any replacement rate could result in an increase in our interest expense.
Item 1B—Unresolved Staff Comments
Not applicable.
Item 2—Properties
In the aggregate, as of January 2, 2021, we leased approximately 370,000 square feet of office space in locations around the world, including Boston, San Francisco, Oakland, New York, Chicago, London, and Washington, D.C.
All of our offices are electronically linked and have access to our core consulting tools. We believe our existing office space is adequate to meet our current requirements and that suitable space will be available as needed.
Item 3—Legal Proceedings
None.
Item 4—Mine Safety Disclosures
Not applicable.

PART II
Item 5—Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information.    We first offered our common stock to the public on April 23, 1998. Our common stock is traded on the NASDAQ Global Select Market under the symbol CRAI.
Shareholders. We had approximately 78 holders of record of our common stock as of February 26, 2021. This number does not include shareholders for whom shares were held in a "nominee" or "street" name.
Repurchases of Equity Securities.    The following table provides information about our repurchases of shares of our common stock during the fiscal quarter ended January 2, 2021. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the fiscal quarter into three periods of four weeks, four weeks and six weeks, respectively, to coincide with our reporting periods during the fourth quarter of fiscal 2020.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
September 27, 2020 to October 24, 2020	—	$—	—	$14,699,626
October 25, 2020 to November 21, 2020	4,057	$44.46	—	$14,699,626
November 22, 2020 to January 2, 2021	96,870	$50.16	91,075	$10,132,825
_________________________
(1)During the four weeks ended November 21, 2020, we accepted 4,057 shares of our common stock as a tax withholding from certain of our employees, in connection with the vesting of restricted stock units that occurred during the period, pursuant to the terms of our 2006 equity incentive plan, at the average price per share of $44.46. During the five weeks ended January 2, 2021, we accepted 5,795 shares of our common stock as a tax withholding from certain of our employees, in connection with the vesting of restricted stock units that occurred during the period, pursuant to the terms of our 2006 equity incentive plan, at the average price per share of $50.36.
(2)On each of February 4, 2021 and February 7, 2020 our Board of Directors authorized an expansion to our existing share repurchase program of an additional $40.0 million and $20.0 million, respectively, of outstanding shares of our common stock. We may repurchase shares under this program in open market purchases (including through any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. Approximately $10.1 million and $42.1 million was available for future repurchases under this program as of January 2, 2021 and February 26, 2021 respectively. We expect to continue to repurchase shares under this program.
Shareholder Return Performance Graph.(1)    The graph below compares the cumulative 5-year total return of holders of our common stock with the cumulative total returns of the NASDAQ Composite index and a customized peer group of three companies consisting of Exponent Inc., FTI Consulting Inc. and Huron Consulting Group Inc.
The graph tracks the performance of a $100 investment in our common stock, in the peer group, and in a market index (with the reinvestment of all dividends) from January 2, 2016 to January 2, 2021. We initiated a quarterly dividend in the fourth quarter of fiscal 2016 and continued to pay quarterly dividends throughout fiscal 2020. Although we anticipate paying regular quarterly dividends on our common stock for the foreseeable future, the declaration of any future dividends is subject to the discretion of our Board of Directors. The performance of the market index and the peer group indices is shown on a total return (dividends reinvested) basis.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among CRA International, Inc., the NASDAQ Composite Index,
and a Peer Group

$350
$300
$250
$200
$150
$100
$50
$0
1/2/16
12/31/16
12/30/17
12/29/18
12/28/19
1/2/21
CRA International, Inc
NASDAQ Composite
Peer Group

_______________________________________
*    $100 invested on 1/2/16 in stock or 12/31/15 in index, including reinvestment of dividends. Indexes calculated on month-end basis.

	1/2/16	12/31/16	12/30/17	12/29/18	12/28/19	1/2/21
CRA International, Inc.	100.00	197.13	245.89	226.89	302.53	293.92
NASDAQ Composite	100.00	108.87	141.13	137.12	187.44	271.64
Peer Group	100.00	112.78	112.50	158.71	241.91	266.29
_______________________________________
(1)This performance graph shall not be deemed to be "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section, and shall not be deemed incorporated by reference into any filing of CRA International, Inc. under the Securities Act of 1933, as amended.
The stock price performance included in this graph is not necessarily indicative of future stock price performance.
Item 6—Selected Financial Data
Pursuant to the early adoption of SEC Final Rule Release No. 33-10890, Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information, we have elected to omit Item 6. Selected Financial Data.
Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations
This section of the Form 10-K does not address certain items regarding the year ended December 29, 2018. Discussion and analysis of fiscal 2018 and year-to-year comparisons between fiscal 2019 and fiscal 2018 not included in this Form 10-K can be found in "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations" of our Annual Report on Form 10-K for the year ended December 28, 2019.
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
Our costs of services include the salaries, bonuses, share-based compensation expense, forgivable loan amortization, and benefits of our employee consultants. Our bonus program awards discretionary bonuses based on our revenues and profitability and individual performance. Costs of services also include out-of-pocket and other expenses, and the salaries of support staff whose time is billed directly to clients, such as librarians, editors, and programmers, as well as the amounts billed to us by our outside consultants for services rendered while completing a project. Selling, general, and administrative expenses include salaries, bonuses, share-based compensation expense, and benefits of our administrative and support staff, fees to non-employee experts for generating new business, office rent, marketing, and other costs.
While the COVID-19 pandemic did not materially adversely affect our financial results and business operations during fiscal 2020, the COVID-19 pandemic may continue to pose risks to our business. The public health actions being undertaken to reduce the spread of the virus may create significant disruptions with respect to the demand for our services and impact our ability to conduct business activities in the ordinary course for an indefinite period. Since March 16, 2020, when we implemented our stay-at-home policy and successfully transitioned to a virtual work environment, we have been closely monitoring the COVID-19 pandemic and its impacts and potential impacts on our business. Due to the above circumstances and as described generally in this Form 10-K, our results of operations for fiscal 2020 are not necessarily indicative of the results to be expected for future fiscal years.
We have implemented enhanced safety procedures and enhanced cleaning protocols at our facilities to protect the health of our colleagues. Although our offices remain open and capable of hosting our colleagues, we have invited them to work wherever they feel most comfortable. See Item 1A in this annual report on Form 10-K for an additional discussion of risks and potential risks of the COVID-19 pandemic on our business, financial condition and results of operations.
Utilization and Seasonality
We derive the majority of our revenues from the number of hours worked by our employee consultants. Our utilization of those employee consultants is one key indicator that we use to measure our operating performance. We calculate utilization by dividing the total hours worked by our employee consultants on engagements during the measurement period by the total number of hours that our employee consultants were available to work during that period. Utilization was 69%, 75%, and 76% for fiscal 2020, fiscal 2019, and fiscal 2018, respectively.
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

International Operations
Revenues outside of the U.S. accounted for approximately 20%, 21%, and 21% of our total revenues in fiscal 2020, fiscal 2019, and fiscal 2018, respectively. Revenue by country is detailed in Note 2 to our Notes to Consolidated Financial Statements.
Noncontrolling Interest
Please refer to the section captioned "Basis of Presentation" in Note 1 of our Notes to Consolidated Financial Statements contained in this Form 10-K.
Critical Accounting Policies and Estimates
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
Our significant accounting policies are discussed in Note 1 in our Notes to Consolidated Financial Statements. A summary of the accounting policies that we believe are most critical to understanding and evaluating our financial results is set forth below. We believe the following accounting policies involve our more subjective and complex judgments that have the most significant potential impact to the presentation of our financial statements. This summary should be read in conjunction with our consolidated financial statements and the related notes included in Item 8 of this annual report on Form 10-K.
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
We evaluate our revenue contracts with clients based on the five-step model under ASC 606: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to separate performance obligations; and (5) recognize revenues when (or as) each performance obligation is satisfied. If, at the outset of an arrangement, we determine that an enforceable contract does not exist, revenues are deferred until all criteria for an enforceable contract are met.
We derive substantially all of our revenues from the performance of professional services for our clients. The contracts that we enter into and operate under specify whether the engagement will be billed on a time-and-materials basis or a fixed-price basis. These engagements generally last three to six months, although some of our engagements can be much longer in duration.
•Time-and-materials arrangements require the client to pay us based on the number of hours worked at contractually agreed-upon hourly rates. We recognize revenues from these arrangements based on hours incurred and contracted rates based on a right-to-payment for services completed to date. When a time-and-materials arrangement has a "cap" or "limit" amount, we recognize revenue up to the cap or limit amount specified by the client, based on the efforts or hours incurred and expenses incurred. Thereafter, revenue is reserved pending an amendment of the cap or limit.
•Fixed-price arrangements require the client to pay a contractually agreed-upon fee in exchange for a pre-established set of professional services. We base our fees on our estimates of the costs and timing for completing a performance obligation. We generally recognize revenues under fixed-price arrangements using a proportional performance method, which is based on the ratio of costs incurred to the total estimated costs for completing a performance obligation. Our fixed-price arrangements generally have a single performance obligation. For arrangements that contain multiple performance obligations, the fixed price is allocated based on the estimated relative standalone selling prices of the promised services underlying each performance obligation.
Variable consideration to be included in the transaction price is estimated using either the expected value method or the most likely method based on facts and circumstances. Variable consideration is included in the transaction price if it is probable that a significant future reversal of cumulative revenue under the contract will not occur. We base our estimate of variable consideration on historical realization rates.
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
Valuation of the Contingent Consideration Liability.    In prior periods, we had accounted for our contingent consideration liability by remeasuring the obligation to fair value each reporting period, estimated based on a Monte Carlo simulation. The fair value measurement of these liabilities was based on significant inputs not observed in the market. The significant unobservable inputs used in the fair value measurements of these contingent consideration liabilities were our measures of the estimated payouts based on internally generated revenue projections, expected volatility of the revenue projections, and discount rates. The process of developing financial projections is highly subjective and requires significant judgment and estimates. There can be no assurance that the estimates and assumptions used in preparing these projections will prove to be accurate. We reassess the fair value of these contingent consideration liabilities on a quarterly basis using additional information as it becomes available. Any change in the fair value estimates are recorded in the earnings of that period. As of the current fiscal year end, the liability was estimated using an accrual method that approximates the fair value, as the end of the measurement period occurs in January 2021.
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
Results of Operations
The following table provides operating information as a percentage of revenues for the periods indicated:

	Fiscal Year Ended
	January 2, 2021 (53 weeks)	December 28, 2019 (52 weeks)	December 29, 2018 (52 weeks)
Revenues	100.0%	100.0%	100.0%
Costs of services (exclusive of depreciation and amortization)	72.9	70.4	69.2
Selling, general and administrative expenses	17.7	20.7	21.5
Depreciation and amortization	2.5	2.4	2.4
Income from operations	6.8	6.5	6.9
GNU gain on liquidation	—	—	0.1
Interest expense, net	(0.2)	(0.3)	(0.2)
Foreign currency gains (losses), net (1)	—	(0.3)	0.1
Income before provision for income taxes	6.6	5.9	6.9
Provision for income taxes	1.8	1.3	1.5
Net income	4.8	4.6	5.4
Net loss attributable to noncontrolling interest, net of tax (2)	—	—	—
Net income attributable to CRA International, Inc.	4.8%	4.6%	5.4%
_______________________________
(1)Percentage calculates to less than 0.1% for fiscal 2020.
(2)Percentage calculates to less than 0.1% for fiscal 2018.
Fiscal 2020 Compared to 2019
Our fiscal year end is the Saturday nearest December 31 of each year. Our fiscal years periodically contain 53 weeks rather than 52 weeks. Fiscal 2020 was a 53-week year, and fiscal 2019 was a 52-week year.
Revenues.    Revenues increased by $57.0 million, or 12.6%, to $508.4 million for fiscal 2020 from $451.4 million for fiscal 2019. The increase in net revenue was a result of an increase in gross revenues of $56.0 million as compared to fiscal 2019, coupled with a decrease in write-offs and reserves of $1.0 million as compared to fiscal 2019. The increase in net revenue is also attributable to the inclusion of 53 weeks in fiscal 2020 as compared to 52 weeks in fiscal 2019. Utilization decreased to 69% for fiscal 2020 from 75% for fiscal 2019, while consultant headcount increased by 52 consultants during fiscal 2020. Billable hours increased by 9.4% for fiscal 2020 when compared to fiscal 2019. Included in revenues are the effect of changes in currency exchange rates resulting in an increase to revenue of $0.5 million for fiscal 2020 and a decrease of $3.9 million for fiscal 2019.
Overall, revenues outside of the U.S. represented approximately 20% and 21% of total revenues for fiscal 2020 and fiscal 2019, respectively. Revenues derived from fixed-price engagements remained flat at 24% of total revenues for fiscal 2020 and fiscal 2019. Revenues derived from time-and-materials engagements also remained flat at 76% of total revenues for fiscal 2020 and fiscal 2019. The percentages of revenue derived from fixed-price engagements depends largely on the proportion of our revenues derived from our management consulting business, as the management consulting business typically has a higher concentration of fixed-price service engagements.

Costs of Services (exclusive of depreciation and amortization).    Costs of services (exclusive of depreciation and amortization) increased by $52.9 million, or 16.7%, to $370.7 million for fiscal 2020 from $317.8 million for fiscal 2019. The increase in costs of services was due primarily to an increase of $23.1 million in employee compensation and fringe benefit costs attributable to salaries and benefits associated with our increased consulting headcount, an increase in forgivable loan amortization of $4.2 million, an increase in incentive and retention compensation costs of $20.2 million, and an increase in other compensation of $1.8 million. Additionally, client reimbursable expenses increased by $6.8 million in fiscal 2020 compared to fiscal 2019. The increase in costs of services is also attributable to the inclusion of 53 weeks in fiscal 2020 as compared to 52 weeks in fiscal 2019. These increases were partially offset by a decrease in stock compensation expense of $0.8 million and a decrease in expense related to contingent consideration of $2.4 million. As a percentage of net revenue, costs of services increased to 72.9% for fiscal 2020 as compared to 70.4% for fiscal 2019.
Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased by $3.6 million, or 3.8%, to $90.0 million for fiscal 2020 from $93.6 million for fiscal 2019. This decrease was due primarily to a decrease in travel and entertainment expenses of $7.0 million, a decrease in legal and professional services of $2.4 million, a decrease in training and marketing expenses of $0.9 million, and a $0.2 million decrease in other operating expenses. These decreases were partially offset by a $3.7 million increase in rent expense due to a full year of rent for additional leased space in our Boston, New York, and Oakland offices in fiscal 2020, an increase in software subscription and data services of $1.3 million, and a $2.1 million increase to employee and incentive compensation. Commissions to our non-employee experts experienced a decrease of $0.2 million. The decrease in selling, general and administrative expenses was partially offset by the inclusion of 53 weeks in fiscal 2020 as compared to 52 weeks in 2019.
As a percentage of revenues, selling, general and administrative expenses decreased to 17.7% for fiscal 2020 from 20.7% for fiscal 2019 due primarily to the increase in revenues and reduction in travel and entertainment costs. Commissions to non-employee experts decreased to 2.5% of revenue in fiscal 2020 compared to 2.8% of revenue in fiscal 2019.
Provision for Income Taxes.    For fiscal 2020, our income tax provision was $9.1 million and the effective tax rate ("ETR") was 27.1%, as compared to a provision of $6.1 million and an effective tax rate of 22.6% for fiscal 2019. The effective tax rate for fiscal 2020 was higher than the prior year due to a decrease in the tax benefit related to share-based compensation and the release of tax reserves recorded in the prior year that did not recur in the current year. Partially offsetting this increase was a decrease in non-deductible meals and entertainment. The ETR for fiscal 2020 was comparable to our combined federal and state statutory rate but included offsets of non-deductible compensation paid to executive officers and the tax benefit related to shared based compensation. The ETR for fiscal 2019 was lower than our combined federal and state statutory rate primarily due to the tax benefit on share-based compensation and the reversal of tax reserves as a result of expiration of statutes of limitation. This was partially offset by non-deductible items resulting from limitations on the deductibility of compensation paid to executive officers and the deductibility of meals and entertainment.
Net Income Attributable to CRA International, Inc.    Net income attributable to CRA International, Inc. increased by $3.8 million to net income of $24.5 million for fiscal 2020 from net income of $20.7 million for fiscal 2019.
The diluted net income per share was $3.07 per share for fiscal 2020, compared to diluted net income per share of $2.53 per share for fiscal 2019. Diluted weighted average shares outstanding decreased by approximately 219,000 shares to approximately 7,948,000 shares for fiscal 2020 from approximately 8,167,000 shares for fiscal 2019. The decrease in diluted weighted average shares outstanding was primarily due to the repurchase of shares of our common stock since December 28, 2019, offset in part by the issuance or vesting of shares of restricted stock and time-vesting restricted stock units, and the exercise of stock options.
Liquidity and Capital Resources
We believe that current cash, cash equivalents, cash generated from operations, and amounts available under our revolving credit facility will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. As of January 2, 2021, we have $45.7 million of cash and cash equivalents and $120.3 million of borrowing capacity under our revolving credit facility. We believe our cash and cash equivalents and borrowing capacity, when combined with our ongoing operating cash flows, is sufficient to meet our operating needs over the next twelve months and to support our long-term liquidity needs as well.
General.    In fiscal 2020, our cash and cash equivalents increased by $20.1 million, completing the year with cash and cash equivalents of $45.7 million. The principal drivers of the increase of cash were strong collections of accounts receivable and reduced selling, general and administrative expenses.

During fiscal 2020, working capital (defined as current assets less current liabilities) increased by $7.1 million to end fiscal 2020 at $19.8 million. The increase in working capital was principally due to an increase in cash and cash equivalents of $20.1 million, an increase in accounts receivable and unbilled services of $8.1 million, an increase in the current portion of forgivable loans of $7.9 million, and a decrease in accounts payable of $6.7 million. Partially offsetting these increases in working capital was an increase in accrued expenses of $15.1 million, an increase in deferred revenue and other liabilities of $3.2 million, and the reclassification to a current liability of our contingent consideration liability of $14.6 million, which is included in deferred compensation on our consolidated balance sheets. At the conclusion of the measurement period in January 2021, the contingent consideration obligation was $15.0 million. In February 2021, we paid the contingent consideration.
At January 2, 2021, $11.5 million of our cash and cash equivalents were held within the U.S. We have sufficient sources of liquidity in the U.S., including cash flow from operations and availability on our revolving line of credit, to fund U.S. operations without the need to repatriate funds from our foreign subsidiaries. As of January 2, 2021, CRA's cash accounts were concentrated at two financial institutions, which potentially exposes CRA to credit risks. The financial institutions both have short-term credit ratings of A-2 by Standard & Poor's ratings services. CRA has not experienced any losses related to such accounts. CRA does not believe that there is significant risk of non-performance by the financial institutions, and its cash on deposit is fully liquid. From time to time, CRA also makes investments in treasury money market mutual fund shares with a credit rating of AAA by Moody's. CRA continually monitors the credit ratings of these institutions.
Sources and Uses of Cash. During fiscal 2020, net cash provided by operations was $54.7 million. Net income was $24.5 million for fiscal 2020. Cash provided by operations includes the non-cash items of depreciation and amortization expense of $12.8 million, share-based compensation expenses of $3.2 million, deferred income taxes of $1.1 million, and right-of-use asset amortization of $12.0 million. Sources of cash were an increase in accounts payable, accrued expenses, and other liabilities of $25.3 million, a decrease in prepaid expenses and other current assets of $1.4 million, and an increase in incentive cash awards of $6.6 million. Offsetting these sources of cash were an increase in accounts receivable of $2.4 million, an increase of unbilled services of $3.9 million, a decrease in lease liabilities of $10.5 million, and an increase in forgivable loans of $15.9 million. The change in forgivable loans was primarily driven by $42.4 million of forgivable loan issuances, net of repayments, offset by $26.5 million of forgivable loan amortization netted with the effects of foreign currency translation.
During fiscal 2020, net cash used in investing activities was $17.1 million for capital expenditures, which were primarily used to build out our Oakland, New York, and Toronto office spaces.
We used $19.5 million of net cash in financing activities during fiscal 2020, primarily as a result of $13.4 million of repurchases of our common stock, payment of $7.4 million of cash dividends to shareholders, and tax withholding payments reimbursed by restricted shares of $0.9 million. Offsetting these uses in cash was $2.2 million received upon the issuance of shares of common stock related to the exercise of stock options.
Lease Commitments
We are a lessee under certain operating leases for office space and equipment, which have remaining lease terms between one and approximately eleven years, many of which include one or more options to extend the term for periods up to five years for each option. The maturities of lease liabilities, as of January 2, 2021, related to office space and equipment are discussed in Note 4 in our Notes to Consolidated Financial Statements. We have no additional operating leases we have committed to that have not yet commenced.
Certain of our operating leases have terms that impose asset retirement obligations due to office modifications or the periodic redecoration of the premises, which are included in facility-related liabilities on our consolidated balance sheets and are recorded at a value based on their estimated discounted cash flows. Redecoration costs under these lease obligations are estimated to be approximately $0.3 million over the next twelve months. The remainder of our asset retirement obligations and redecoration obligations are approximately $3.5 million and are expected to be settled between fiscal 2026 and fiscal 2031 when the underlying leases terminate. We expect to satisfy these lease and related obligations, as they become due, from cash generated from operations.
Indebtedness
We are party to a $175.0 million revolving credit facility, which reflects an increase on January 12, 2021 to the capacity of the revolving credit facility by $50.0 million and includes a $15.0 million sublimit for the issuance of letters of credit. We may use the proceeds of the revolving credit facility for working capital and other general corporate purposes. Generally, we may repay borrowings under the revolving credit facility at any time but must repay all borrowings no later than October 24, 2022. There were no borrowings outstanding under this revolving credit facility as of January 2, 2021.

The amount available under this revolving credit facility was reduced by $4.7 million of letters of credit outstanding as of January 2, 2021. Borrowings under the revolving credit facility bear interest at a rate per annum, at our election, of either (i) the adjusted base rate, as defined in the credit agreement, plus an applicable margin, which varies between 0.25% and 1.25% depending on our total leverage ratio as determined under the credit agreement, or (ii) the adjusted eurocurrency rate, as defined in the credit agreement, plus an applicable margin, which varies between 1.25% and 2.25% depending on our total leverage ratio. We are required to pay a fee on the unused portion of the revolving credit facility at a rate per annum that varies between 0.20% and 0.35% depending on our total leverage ratio. Borrowings under the revolving credit facility are secured by 100% of the stock of certain of our U.S. subsidiaries and 65% of the stock of certain of our foreign subsidiaries, which represent approximately $39.4 million in net assets as of January 2, 2021.
Under the credit agreement, we must comply with various financial and non-financial covenants. Compliance with these financial covenants is tested on a fiscal quarterly basis. Any indebtedness outstanding under the revolving credit facility may become immediately due and payable upon the occurrence of stated events of default, including our failure to pay principal, interest or fees or a violation of any financial covenant. The financial covenants require us to maintain an adjusted consolidated EBITDA to consolidated interest expense ratio of more than 2.5:1.0 and to comply with a consolidated debt to adjusted consolidated EBITDA ratio of not more than 3.0:1.0. The non-financial covenant restrictions of the senior credit agreement include, but are not limited to, our ability to incur additional indebtedness, engage in acquisitions or dispositions, and enter into business combinations. At January 2, 2021 and currently, we are in compliance with all such tests under the credit agreement.
Forgivable Loans
In order to attract and retain highly skilled professionals, we may issue forgivable loans or term loans to employees and non-employee experts. A portion of these loans is collateralized by key person life insurance. The forgivable loans have terms that are generally between one and eight years. The principal amount of forgivable loans and accrued interest is forgiven by us over the term of the loans, so long as the employee or non-employee expert continues employment or affiliation with us and complies with certain contractual requirements. The expense associated with the forgiveness of the principal amount of the loans is recorded as compensation expense over the service period, which is consistent with the term of the loans.
Compensation Arrangements
We have entered into compensation arrangements for the payment of performance awards to certain of our non-employee experts and employees that are payable if specific performance targets are met. These financial targets may include a measure of revenue generation, profitability, or both. The amounts of the awards to be paid under these compensation arrangements could fluctuate depending on future performance during the applicable measurement periods. Changes in the estimated awards are expensed prospectively over the remaining service period. We believe that we will have sufficient funds to satisfy any cash obligations related to the performance awards. We expect to fund any cash payments from existing cash resources, cash generated from operations, or borrowings on our revolving credit facility.
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
In December 2016, our compensation committee modified the long-term incentive program, or "LTIP," to allow grants of service- and performance-based cash awards in lieu of, or in addition to, equity awards to our senior corporate leaders, practice leaders, and key revenue generators. The compensation committee of our Board of Directors is responsible for approving all cash and equity awards under the LTIP. Under our cash incentive plan, we expect to pay LTIP cash awards of approximately $6.8 million over the next twelve months and $13.3 million between fiscal 2022 and fiscal 2025. We expect to fund any cash payments from existing cash resources, cash generated from operations, or borrowings on our revolving credit facility.
Business Acquisition
As part of our business, we regularly evaluate opportunities to acquire other consulting firms, practices or groups, or other businesses. In recent years, we have typically paid for acquisitions with cash, or a combination of cash and our common stock, and we may continue to do so in the future. To pay for an acquisition, we may use cash on hand, cash generated from our operations, borrowings under our revolving credit facility, or we may pursue other forms of financing. Our ability to secure short-term and long-term debt or equity financing in the future, including our ability to refinance our credit agreement, will depend on several factors, including our future profitability, the levels of our debt and equity, restrictions under our existing revolving line of credit with our bank, and the overall credit and equity market environments.
Share Repurchases
In February 2021 and February 2020, our Board of Directors authorized an expansion to our existing share repurchase program, authorizing the purchase of an additional $40.0 million and $20.0 million, respectively, of our common stock. We may repurchase shares under this program in open market purchases (including through any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. During fiscal 2020, we repurchased and retired 283,842 shares, under our share repurchase program at an average price per share of $47.14. We had approximately $10.1 million available for future repurchases under our share repurchase program as of January 2, 2021. As of February 26, 2021, we had approximately $42.1 million available for future repurchases under our share repurchase program. We plan to finance future repurchases with available cash, cash from future operations and funds from our revolving credit facility. We expect to continue to repurchase shares under our share repurchase program.
Dividends to Shareholders
We anticipate paying regular quarterly dividends each year. These dividends are anticipated to be funded through cash flow from operations, available cash on hand, and/or borrowings under our revolving credit facility. Although we anticipate paying regular quarterly dividends on our common stock for the foreseeable future, the declaration, timing and amounts of any such dividends remain subject to the discretion of our Board of Directors. During the fiscal years ended January 2, 2021, December 28, 2019, and December 29, 2018, we paid dividends of $7.5 million, $6.8 million, and $6.0 million, respectively.
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
•debt service and repayments, including interest payments on borrowings from our revolving credit facility;
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
Item 7A—Quantitative and Qualitative Disclosure About Market Risk
Foreign Exchange Risk
The majority of our operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of foreign currencies. Our primary foreign currency exposures relate to our short-term intercompany balances with our foreign subsidiaries, intercompany loans with our foreign subsidiaries, and accounts receivable and cash valued in the United Kingdom in U.S. Dollars or Euros. Our primary foreign subsidiaries have functional currencies denominated in either the British Pound or the Euro, and foreign denominated assets and liabilities are remeasured each reporting period with any exchange gains and losses recorded in our consolidated statements of operations. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements between functional currency exchange rates and those in which we transact business. Holding all other variables constant, a hypothetical 10% movement in foreign exchange rates on January 2, 2021 would have affected our income before provision for income taxes for fiscal 2020 by approximately $3.1 million. However, actual gains and losses in the future could differ materially from this analysis based on the timing and amount of both foreign currency exchange rate movements and our actual exposure.
Additionally, Brexit could adversely affect UK, European and worldwide economic market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the British Pound and Euro. The UK officially left the EU on January 31, 2020, and the TCA was ratified by the UK Parliament on December 31, 2020. We recognize that there remains significant uncertainties surrounding the impact of the TCA and other ongoing Brexit negotiations, and will continue to monitor any changes that may arise and assess their potential impact on our business.
Translation of Financial Results
Our foreign subsidiaries operate in currencies other than the U.S. Dollar; therefore, increases or decreases in the value of the U.S. Dollar against other major currencies will affect our operating results and the value of our balance sheet items denominated in foreign currencies. Our most significant exposures to translation risk relate to functional currency assets and liabilities that are denominated in the British Pound and the Euro. The changes in the net investments of foreign subsidiaries whose currencies are denominated in currencies other than the U.S. Dollar were gains of $3.3 million, gains of $0.8 million, and losses of $2.7 million for fiscal 2020, fiscal 2019, and fiscal 2018, respectively. These translation gains and losses are reflected in shareholders' equity as a component of accumulated other comprehensive income (loss).

Interest Rate Risk
Our primary exposure to interest rate risk is associated with our revolving credit facility, which has variable interest rates for our borrowings based on our leverage ratio and certain reference rates, at our election, permitted under the terms of the credit agreement. We had no outstanding borrowings under our revolving credit facility as of January 2, 2021. A hypothetical change in the interest rate of 10% would not have a material impact to our net income.
We maintain an investment portfolio consisting mainly of money market mutual funds, which may be withdrawn upon request. These money market mutual funds are subject to interest rate risk. However, a hypothetical change in the interest rates of 10% would not have a material impact to the fair values of these securities at January 2, 2021.
Item 8—Financial Statements and Supplementary Data
We have included our consolidated financial statements in this annual report on pages FS-5 - FS-31. We have provided an index to our consolidated financial statements on page FS-1.
Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A—Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. This is done in order to ensure that information we are required to disclose in the reports that are filed or submitted under the Securities Exchange Act of 1934 ("the Exchange Act"), as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 2, 2021.
(b)Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in "Internal Control—Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our President and Chief Executive Officer and our Chief Financial Officer concluded that our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles as of January 2, 2021.
Our independent registered public accounting firm, Grant Thornton LLP, has issued an audit report on their assessment of our internal control over financial reporting. The audit report is included herein.
Remediation of Material Weaknesses
We previously reported material weaknesses that were identified as of December 28, 2019 regarding the design and operating effectiveness of our internal control over financial reporting relating to: 1) our incentive-based compensation liabilities as it relates to the review of the completeness and accuracy of key inputs into the computation of these liabilities; 2) certain aspects of accounting for revenue and related accounts; and 3) the completeness of certain accounts payable and expense accruals. With input and oversight from the Audit Committee, we took actions as outlined in the remediation plan detailed in our Form 10-K for the fiscal year ended December 28, 2019, to remediate these material weaknesses. Our efforts focused on strengthening our finance organization and implementing a suite of enhanced controls during fiscal 2020. More specifically in the following areas, we:

Incentive-based Compensation Liabilities
•Enhanced our business processes, internal control design and source data validation procedures, over the execution, review and accounting for incentive-based compensation accruals; and
•Provided additional training to our key stakeholders over roles and responsibilities, documentation standards, and expectations over retaining evidence that impact the determination of our financial accruals.
Revenue
•Enhanced the design and operation of our internal controls related to revenue accounting for client contracts, including the implementation of enhanced revenue assessment procedures;
•Enhanced our management review controls over revenue forecasts and related assumptions used in the computation of incentive-based compensation;
•Provided additional training on the importance of timely, accurate and complete financial information effecting the status of client projects; and
•Implemented technological improvements, to ensure the timeliness, completeness and accuracy of our accounting records and enhanced reporting.
Accounts Payable and Expense Accruals
•Enhanced the design and operation of our internal controls related to accounts payable and certain accrued expenses;
•Implemented measures to enhance the transparency, timeliness, and reporting of expense data; and
•Enhanced our analytic procedures over the estimation and monitoring of our accrued expenses.
As a result of the remediation activities and controls in place as of January 2, 2021 described above, we have remediated all material weaknesses that were disclosed and included in our Form 10-K for the fiscal year ended December 28, 2019.
(c)Evaluation of Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, we evaluated whether there were any changes in our internal control over financial reporting during the fourth quarter of fiscal 2020, including any changes related to COVID-19. Except for the remediation activities noted in Section (b) that were implemented throughout fiscal 2020, our evaluation of our internal control over financial reporting discussed in Section (b) did not identify any changes in our internal control over financial reporting during the fourth quarter of fiscal 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(d)Important Considerations
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
Item 9B—Other Information
None

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
CRA International, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of CRA International, Inc. (a Massachusetts corporation) and subsidiaries (the “Company”) as of January 2, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended January 2, 2021, and our report dated March 4, 2021 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ GRANT THORNTON LLP
Boston, Massachusetts
March 4, 2021

PART III
We have omitted the information required in Part III of this annual report because we intend to include that information in our definitive proxy statement for the 2021 annual meeting of shareholders, which we expect to file within 120 days (or such greater number as permitted by SEC rules) after the end of fiscal 2020. We incorporate that information in this annual report by reference to the proxy statement to be filed in connection with the 2021 annual meeting of our shareholders, which we will refer to herein as our "2021 annual proxy statement."
Item 10—Directors, Executive Officers and Corporate Governance
We incorporate the information required by this item by reference to the sections captioned "Corporate Governance" (specifically, its subsections captioned "Overview," "Executive officers and directors" and "Audit committee") and "Delinquent Section 16(a) Reports" in our 2021 annual proxy statement.
Item 11—Executive Compensation
We incorporate the information required by this item by reference to the section captioned "Compensation of Directors and Executive Officers" in our 2021 annual proxy statement.
Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
We incorporate the information required by this item by reference to the sections captioned "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plans" in our 2021 annual proxy statement.
Item 13—Certain Relationships and Related Transactions and Director Independence
We incorporate the information required by this item by reference to the sections captioned "Transactions with Related Parties" and "Corporate Governance" (specifically, its subsection captioned "Overview") in our 2021 annual proxy statement.
Item 14—Principal Accountant Fees and Services
We incorporate the information required by this item by reference to the section captioned "Principal Accountant Fees and Services" in our 2021 annual proxy statement.

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

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
3.1	Amended and Restated Articles of Organization, as amended by the Articles of Amendment to our Articles of Organization filed on May 6,2005.		10-K	February 27, 2020	3.1
3.2	Amended and Restated By-Laws, as amended.		8-K	January 31, 2011	3.2
4.1	Specimen certificate for common stock.		S-8	April 21, 2006	4.4
4.2	Description of Capital Stock		10-K	February 27, 2020	4.2
10.1*	1998 Employee Stock Purchase Plan.		S-1/A	April 3, 1998	10.2
10.2*	Amended and Restated 2006 Equity Incentive Plan, as amended.		DEF 14A	April 27, 2018	Annex A
10.3*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan.		8-K	April 27, 2006	10.2
10.4*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan with Company Right of First Refusal.		10-K	February 12, 2009	10.9
10.5*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan, as amended.		10-K	March 2, 2012	10.11
10.6*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan, as amended.		10-K	March 15, 2017	10.9
10.7*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan, as amended.		10-K	March 12, 2018	10.7
10.8*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan, as amended.		10-Q	August 2, 2018	10.3
10.9*	Form of Restricted Stock Agreement for Employee or Independent Contractor Awards under the 2006 Equity Incentive Plan.		8-K	April 27, 2006	10.3
10.10*	Form of Restricted Stock Agreement for Employee or Independent Contractor Awards under the 2006 Equity Incentive Plan with Company Right of First Refusal.		10-K	February 12, 2009	10.11
10.11*	Form of Restricted Stock Agreement for Employee or Independent Contractor Awards under the 2006 Equity Incentive Plan with Company, as amended.		10-K	March 2, 2012	10.14
10.12*	Form of Restricted Stock Agreement for Employee or Independent Contractor Award under the 2006 Equity Incentive Plan, as amended.		10-Q	August 2, 2018	10.4
10.13*	Form of Nonqualified Stock Option under the 2006 Equity Incentive Plan.		10-K	February 8, 2007	10.10
10.14*	Form of Nonqualified Stock Option under the 2006 Equity Incentive Plan with Stock Ownership Guidelines.		10-K	March 2, 2012	10.16
10.15*	Form of Nonqualified Stock Option under the 2006 Equity Incentive Plan with Ownership Guidelines.		10-K	March 15, 2017	10.12
10.16*	Form of Nonqualified Stock Option under the 2006 Equity Incentive Plan with Ownership Guidelines.		10-K	March 12, 2018	10.14
10.17*	Form of Restricted Stock Unit Award Agreement under the 2006 Equity Incentive Plan.		10-K	January 29, 2010	10.14
10.18*	Form of Restricted Stock Unit Award Agreement under the 2006 Equity Incentive Plan with Stock Ownership Guidelines.		10-K	March 2, 2012	10.18
10.19*	Form of Restricted Stock Unit Award Agreement under the 2006 Equity Incentive Plan with Ownership Guidelines.		10-K	March 15, 2017	10.15
10.20*	Form of Restricted Stock Unit Award Agreement under the 2006 Equity Incentive Plan with Ownership Guidelines.		10-K	March 12, 2018	10.18
10.21*	Form of Restricted Stock Unit Award Agreement for Performance under the 2006 Equity Incentive Plan.		10-K	January 29, 2010	10.15
10.22*	Form of Restricted Stock Unit Award Agreement for Performance under the 2006 Equity Incentive Plan with Stock Ownership Guidelines.		10-K	March 2, 2012	10.20

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
10.23*	Form of Restricted Stock Unit Award Agreement for Performance under the 2006 Equity Incentive Plan with Ownership Guidelines.		10-K	March 15, 2017	10.18
10.24*	Form of Restricted Stock Unit Award Agreement for Performance under the 2006 Equity Incentive Plan with Ownership Guidelines.		10-K	March 12, 2018	10.22
10.25*	CRA International, Inc. Cash Incentive Plan, as amended.		DEF 14A	April 28, 2017	Annex B
10.26*	Form of Service Cash Awards Agreement under the Cash Incentive Plan with Ownership Guidelines.		8-K	December 12, 2016	10.2
10.27*	Form of Performance Cash Awards Agreement under the Cash Incentive Plan with Ownership Guidelines.		8-K	December 12, 2016	10.3
10.28*	Summary of Director Compensation.		10-K	February 27, 2020	10.28
10.29	Lease dated February 24, 2014 by and between CRA International, Inc. and BP Hancock LLC		8-K	February 27, 2014	10.1
10.30	First Amendment to Lease dated as of February 24, 2015 by and between CRA International, Inc. and BP Hancock LLC		8-K	March 2, 2015	10.1
10.31	Second Amendment to Lease dated as of August 16, 2017 by and between CRA International, Inc. and BP Hancock LLC.		10-Q	August 2, 2018	10.1
10.32	Third Amendment to Lease dated as of June 27, 2018 by and between CRA International, Inc. and BP Hancock LLC.		10-Q	August 2, 2018	10.2
10.33	Office Lease dated as of November 29, 1999 between CRA and 1201 F Street, L.L.C., as amended.		10-K	February 23, 2001	10.9
10.34	Addenda Nos. 3 and 4 to Office Lease dated as of November 29, 1999 between CRA and 1201 F Street, L.L.C. (or its successor in interest, 1201 F Street, L.P.), as amended.		10-K	March 17, 2015	10.35
10.35	Addendum No. 5 to Office Lease dated as of November 29, 1999 between CRA and 1201 F Street, L.P., as amended.		8-K	December 30, 2014	10.1
10.36	Amended and Restated Addendum No. 5 to Office Lease dated as of November 29, 1999 between CRA and 1201 F Street L.P., as amended.		10-K	March 4, 2016	10.28
10.37	Addendum No. 6 to Lease dated July 11, 2016 by and between CRA International, Inc. and 1201 F Street, L.P.		10-Q	October 31, 2017	10.3
10.38	Agreement for Leases dated May 20, 2016 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		8-K	May 25, 2016	10.1
10.39	Lease relating to Unit 2, Part Ground Floor, 8 Finsbury Circus, London EC2 dated May 20, 2016 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		8-K	May 25, 2016	10.2
10.40	Lease relating to Fourth Floor, 8 Finsbury Circus, London EC2 dated May 20, 2016 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		8-K	May 25, 2016	10.3
10.41	Licence to Carry Out Works relating to Unit 2, Part Ground Floor, 8 Finsbury Circus, London EC2 dated May 20, 2016 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		8-K	May 25, 2016	10.4
10.42	Licence to Carry Out Works relating to Fourth Floor, 8 Finsbury Circus, London EC2 dated May 20, 2016 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		8-K	May 25, 2016	10.5
10.43	Side Deed dated May 20, 2016 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		8-K	May 25, 2016	10.6
10.44	Agreement for Lease dated November 21, 2017 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		8-K	November 27, 2017	10.1
10.45	Lease dated February 12, 2018 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		10-Q	May 8, 2018	10.2

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
10.46	Deed of Variation of a Lease of Fourth Floor, 8 Finsbury Circus, London EC2 dated October 17, 2018 between Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		10-K	February 28, 2019	10.46
10.47	Deed of Variation of a Lease of Part Third Floor, 8 Finsbury Circus, London EC2 dated October 17, 2018 between Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		10-K	February 28, 2019	10.47
10.48	Licence to Carry Out Works relating to Part Third Floor and Fourth Floor, 8 Finsbury Circus, London EC2 dated October 17, 2018 between Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		10-K	February 28, 2019	10.48
10.49	Lease dated July 15, 2015 by and between CRA International, Inc. and 1411 IC-SIC Property LLC.		8-K	July 21, 2015	10.1
10.50	First Amendment to Lease dated April 21, 2017 by and between CRA International, Inc. and 1411 IC-SIC Property LLC		8-K	May 5, 2017	10.1
10.51	Second Amendment to Lease dated July 28, 2017 by and between CRA International, Inc. and 1411 IC-SIC Property LLC.		10-Q	May 8, 2018	10.1
10.52	Lease dated as of February 14, 2008 by and between Teachers Insurance and Annuity Association of America, as landlord, and CRA International, Inc., as tenant, and the First Amendment to Lease dated as of May 8, 2017 by and among John Hancock Life Insurance Company (U.S.A.), as landlord and successor-in-interest to Teachers Insurance and Annuity Association of America, and CRA International, Inc., as tenant.		10-Q	May 11, 2017	10.2
10.53	Office Lease dated April 2, 2013 by and between C1 Consulting Limited Liability Company and 221 Main Property Owner LLC, as amended by First Amendment to Lease dated July 21, 2017 by and between CRA International, Inc. (as successor to C1 Consulting Limited Liability Company) and Columbia REIT—221 Main, LLC (as successor to 221 Main Property Owner LLC)		10-Q	October 31, 2017	10.2
10.54	Form of consulting agreement with outside experts.		S-1/A	April 3, 1998	10.8
10.55	Amended and Restated Credit Agreement, dated as of October 24, 2017, by and among CRA International, Inc., CRA International (UK) Limited, CRA International (Netherlands) B.V., and CRA International Limited, as the Borrowers, Citizens Bank, N.A., as Administrative Agent, a Lender and an Issuing Bank, Bank of America, N.A., as a Lender and an Issuing Bank, and Santander Bank, N.A., as a Lender		8-K	October 26, 2017	10.1
10.56	Amended and Restated Securities Pledge Agreement, dated as of October 24, 2017, by and between CRA International, Inc., as Pledgor, and Citizens Bank, N.A., as Administrative Agent		8-K	October 26, 2017	10.2
10.57	Transaction Agreement dated November 20, 2017 by and among IMSWorld Publications Ltd., IMS Health Technology Solutions Norway AS, IMS Health GmbH & Co. OHG, IQVIA Inc., CRA International, Inc., CRA International (UK) Limited and the Former Employees		8-K	November 27, 2017	10.2
10.58	Office Lease dated June 18, 2019 between 601 City Center LLC and CRA International, LLC		8-K	June 24, 2019	10.1
10.59	Third Amendment to Lease dated September 9, 2019 by and between CRA International, Inc. and 1411 IC-SIC Property LLC		10-Q	October 31, 2019	10.1
10.60*	Offer Letter between CRA International, Inc. and Daniel Mahoney effective March 17, 2020.		8-K	March 20, 2020	10.1
10.61*	Severance Agreement between CRA International, Inc. and Paul A. Maleh dated March 17, 2020.		8-K	March 20, 2020	10.2
10.62*	Severance Agreement between CRA International, Inc. and Chad M. Holmes dated March 17, 2020.		8-K	March 20, 2020	10.3
10.63*	Severance Agreement between CRA International, Inc. and Jonathan Yellin dated March 17, 2020.		8-K	March 20, 2020	10.4
10.64*	Severance Agreement between CRA International, Inc. and Daniel Mahoney dated March 17, 2020.		8-K	March 20, 2020	10.5

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
21.1	Subsidiaries.	X
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.	X
23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer.	X
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer.	X
32.1	Section 1350 certification of principal executive officer.	X
32.2	Section 1350 certification of principal financial officer.	X
101	The following financial statements from CRA International, Inc.'s Annual Report on Form 10-K for the fiscal year ended January 2, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language), as follows: (i) Consolidated Statements of Operations for the fiscal years ended January 2, 2021, December 28, 2019, and December 29, 2018, (ii) Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended January 2, 2021, December 28, 2019, and December 29, 2018, (iii) Consolidated Balance Sheets as at January 2, 2021 and December 28, 2019, (iv) Consolidated Statements of Cash Flows for the fiscal years ended January 2, 2021, December 28, 2019, and December 29,2018, (v) Consolidated Statements of Shareholders' Equity for the fiscal years ended January 2, 2021, December 28, 2019, and December 29, 2018 and (vi) Notes to Consolidated Financial Statements.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Management contract or compensatory plan, contract or arrangement.
Item 16—Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRA INTERNATIONAL, INC.

By:	/s/ PAUL A. MALEH
Paul A. Maleh President, Chief Executive Officer and Director
Date: March 4, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL A. MALEH	President, Chief Executive Officer, and Chairman of the Board (principal executive officer)	March 4, 2021
Paul A. Maleh

/s/ DANIEL K. MAHONEY	Chief Financial Officer, Executive Vice President, and Treasurer (principal financial officer and principal accounting officer)	March 4, 2021
Daniel K. Mahoney

/s/ RICHARD D. BOOTH	Director	March 4, 2021
Richard D. Booth

/s/ THOMAS A. AVERY	Director	March 4, 2021
Thomas A. Avery

/s/ WILLIAM F. CONCANNON	Director	March 4, 2021
William F. Concannon

/s/ NANCY HAWTHORNE	Director	March 4, 2021
Nancy Hawthorne

/s/ ROBERT W. HOLTHAUSEN	Director	March 4, 2021
Robert W. Holthausen

/s/ CHRISTINE R. DETRICK	Director	March 4, 2021
Christine R. Detrick

CRA INTERNATIONAL, INC.
INDEX TO
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
CRA International, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheet of CRA International, Inc. (a Massachusetts corporation) and subsidiaries (the Company) as of January 2, 2021, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the year ended January 2, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 2, 2021, and the results of its operations and its cash flows for the year ended January 2, 2021, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 2, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 4, 2021 expressed an unqualified opinion.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical audit matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Fixed-Price Revenue Recognition – Estimates of total costs to complete a performance obligation
As described further in Notes 1 and 2 to the consolidated financial statements, the Company recognizes revenue from fixed-price arrangements using the ratio of costs incurred to total estimated costs for completing a performance obligation. We identified the Company’s estimates of total costs to complete a performance obligation in a fixed-price contract as a critical audit matter.
The principal considerations for our determination that the Company’s estimates of total costs to complete a performance obligation in a fixed-price arrangement is a critical audit matter are the significant management judgement in estimating forecasted direct labor, subcontract labor and other direct costs remaining to complete a performance obligation and to determine the related revenue recognized. Significant management estimates are subject to estimation uncertainty and require significant auditor subjectivity in evaluating the results of our procedures and the reasonableness of those estimates.

Our audit procedures related to the estimates of total costs to complete a performance obligation included the following, among others.
•We tested the design and operating effectiveness of internal controls relating to management’s estimates of total costs to complete a performance obligation in a fixed-price arrangement.
•We evaluated management’s historical ability to estimate total costs to complete a performance obligation in a fixed-price arrangement.
•For a sample of fixed-price arrangements, we obtained subsequent actual costs incurred and subsequent estimates of total cost to complete and compared to the Company's estimate.
Deferred Compensation - Performance-Based Awards
As described further in Note 1 to the consolidated financial statements, the Company provides performance-based awards where the amount to be paid depends upon achievement of minimum required financial targets over the award’s measurement period. These financial targets may include a measure of revenue generation, profitability, or both. We identified the estimation uncertainty related to the achievement of the financial targets used in the calculation of the performance-based awards deferred compensation liability as a critical audit matter.
The principal consideration for our determination that the achievement of the financial targets is a critical audit matter is that it requires management judgement in estimating forecasted future revenues for the remaining measurement period. This requires management to evaluate historical results and expectations of future performance based on available information, including each recipient’s specific performance. Significant management estimates are subject to estimation uncertainty and require significant auditor subjectivity in evaluating the results of our procedures and the reasonableness of those estimates.
Our audit procedures related to this matter included the following, among others.
•We tested the design and operating effectiveness of internal controls over management’s estimates related to forecasted future revenues for the remaining measurement period.
•We evaluated management’s historical ability to estimate revenues.
•We obtained and tested the Company’s key inputs and assumptions used to estimate the forecasted future revenues for the remaining measurement period. Our testing included evaluating key inputs and assumptions by comparing them to historical results and performing sensitivity analysis.
/s/ GRANT THORNTON LLP
We have served as the Company's auditor since 2020.
Boston, Massachusetts
March 4, 2021

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of CRA International, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of CRA International, Inc. (the Company) as of December 28, 2019, the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for each of the two years in the period ended December 28, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 28, 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 28, 2019, in conformity with U.S. generally accepted accounting principles.
Adoption of ASU No. 2016-02
As discussed in Note 1 to the consolidated financial statements, the Company changed its method for accounting for leases in fiscal year 2019 due to the adoption of ASU No. 2016-02, Leases, and associated amendments (Topic 842), using the modified retrospective method.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ Ernst & Young LLP
We served as the Company's auditor from 2014 to 2020.
Boston, Massachusetts
February 27, 2020

CRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	January 2, 2021 (53 weeks)	December 28, 2019 (52 weeks)	December 29, 2018 (52 weeks)
	(in thousands, except per share data)
Revenues	$508,373	$451,370	$417,648
Costs of services (exclusive of depreciation and amortization)	370,709	317,761	289,185
Selling, general and administrative expenses	90,028	93,613	89,533
Depreciation and amortization	12,840	10,648	9,995
Income from operations	34,796	29,348	28,935
GNU gain on liquidation	—	—	258
Interest expense, net	(1,216)	(1,254)	(647)
Foreign currency gains (losses), net	42	(1,297)	387
Income before provision for income taxes	33,622	26,797	28,933
Provision for income taxes	9,115	6,050	6,461
Net income	24,507	20,747	22,472
Net loss attributable to noncontrolling interest, net of tax	—	—	20
Net income attributable to CRA International, Inc.	$24,507	$20,747	$22,492
Net income per share attributable to CRA International, Inc.:
Basic	$3.14	$2.63	$2.76
Diluted	$3.07	$2.53	$2.61
Weighted average number of shares outstanding:
Basic	7,768	7,866	8,107
Diluted	7,948	8,167	8,570
See accompanying notes to the consolidated financial statements.

CRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended	Year Ended	Year Ended
	January 2, 2021 (53 weeks)	December 28, 2019 (52 weeks)	December 29, 2018 (52 weeks)
	(in thousands)
Net income	$24,507	$20,747	$22,472
Other comprehensive income (loss)
Foreign currency translation adjustments	3,280	831	(2,698)
Comprehensive income	27,787	21,578	19,774
Comprehensive loss attributable to noncontrolling interest	—	—	20
Comprehensive income attributable to CRA International, Inc.	$27,787	$21,578	$19,794
See accompanying notes to the consolidated financial statements.

CRA INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	January 2, 2021	December 28, 2019
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$45,677	$25,639
Accounts receivable, net of allowances of $3,595 at January 2, 2021 and $3,838 at December 28, 2019	111,595	107,841
Unbilled services, net of allowances of $1,000 at January 2, 2021 and $1,503 at December 28, 2019	40,881	36,569
Prepaid expenses and other current assets	7,068	7,277
Forgivable loans	14,749	6,751
Total current assets	219,970	184,077
Property and equipment, net	62,878	61,295
Goodwill	89,187	88,504
Intangible assets, net	5,108	6,476
Right-of-use assets	122,144	130,173
Deferred income taxes	9,667	10,670
Forgivable loans, net of current portion	46,864	48,390
Other assets	2,692	3,658
Total assets	$558,510	$533,243
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,430	$26,069
Accrued expenses	136,376	121,301
Deferred revenue and other liabilities	9,866	6,723
Current portion of lease liabilities	13,557	12,847
Current portion of deferred compensation	20,902	4,470
Total current liabilities	200,131	171,410
Non-current liabilities:
Deferred compensation and other non-current liabilities	7,075	15,071
Facility-related non-current liabilities	2,113	1,956
Non-current portion of lease liabilities	139,447	146,551
Deferred income taxes	725	504
Total non-current liabilities	149,360	164,082
Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 7,693,497 and 7,814,797 shares issued and outstanding at January 2, 2021 and December 28, 2019, respectively	503	9,265
Retained earnings	216,999	200,249
Accumulated other comprehensive loss	(8,483)	(11,763)
Total shareholders’ equity	209,019	197,751
Total liabilities and shareholders’ equity	$558,510	$533,243
See accompanying notes to the consolidated financial statements.

CRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	January 2, 2021 (53 weeks)	December 28, 2019 (52 weeks)	December 29, 2018 (52 weeks)
	(in thousands)
OPERATING ACTIVITIES:
Net income	$24,507	$20,747	$22,472
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,840	10,648	9,996
GNU gain on liquidation	—	—	(258)
Deferred rent and facility-related liabilities	142	117	3,596
Right-of-use asset amortization	12,037	10,662	—
Deferred income taxes	1,114	(1,159)	(829)
Share-based compensation expenses	3,235	3,461	4,819
Accounts receivable allowances	(479)	47	(1,410)
Unrealized foreign currency remeasurement losses, net	247	—	—
Changes in operating assets and liabilities:
Accounts receivable	(1,948)	(12,759)	(14,427)
Unbilled services, net	(3,940)	(352)	(2,987)
Prepaid expenses and other current assets, and other assets	1,377	(2,120)	5,502
Forgivable loans	(15,868)	(16,331)	(12,277)
Incentive cash awards	6,602	4,839	3,206
Accounts payable, accrued expenses, and other liabilities	25,336	16,194	18,786
Lease liabilities	(10,539)	(6,162)	—
Net cash provided by operating activities	54,663	27,832	36,189
INVESTING ACTIVITIES:
Purchases of property and equipment	(17,094)	(16,693)	(15,447)
Net cash used in investing activities	(17,094)	(16,693)	(15,447)
FINANCING ACTIVITIES:
Issuance of common stock, principally stock options exercises	2,236	3,211	2,166
Borrowings under revolving line of credit	77,000	54,000	30,161
Repayments under revolving line of credit	(77,000)	(54,000)	(30,161)
Tax withholding payments reimbursed by shares	(862)	(2,176)	(3,946)
Cash paid on dividend equivalents	(108)	(246)	(256)
Cash dividends paid to shareholders	(7,395)	(6,539)	(5,784)
Repurchase of common stock	(13,371)	(18,068)	(27,884)
Distribution to noncontrolling interest	—	—	(43)
Net cash used in financing activities	(19,500)	(23,818)	(35,747)
Effect of foreign exchange rates on cash and cash equivalents	1,969	290	(1,002)
Net increase (decrease) in cash and cash equivalents	20,038	(12,389)	(16,007)
Cash and cash equivalents at beginning of period	25,639	38,028	54,035
Cash and cash equivalents at end of period	$45,677	$25,639	$38,028
Noncash investing and financing activities:
Purchases of property and equipment not yet paid for	$4,749	$4,914	$303
Purchases of property and equipment paid by a third party	$—	$156	$133
Asset retirement obligations	$155	$428	$223
Right-of-use assets obtained in exchange for lease obligations	$2,640	$57,827	$—
Right-of-use assets related to the adoption of ASC 842	$—	$82,329	$—
Lease liabilities related to the adoption of ASC 842	$—	$106,765	$—
Supplemental cash flow information:
Cash paid for taxes	$6,535	$7,590	$4,813
Cash paid for interest	$1,162	$1,157	$509
Cash paid for amounts included in operating lease liabilities	$20,436	$14,620	$—
See accompanying notes to the consolidated financial statements.

CRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except share data)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	CRA International, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
	Shares Issued	Amount
BALANCE AT DECEMBER 30, 2017	8,297,172	$47,414	$169,390	$(9,896)	$206,908	$321	$207,229
Balance at December 31, 2017, as previously reported	8,297,172	47,414	169,390	(9,896)	206,908	321	207,229
Cumulative effect of a change in accounting principle related to ASC 606			366		366		366
Balance at December 31, 2017, as adjusted	8,297,172	$47,414	$169,756	$(9,896)	$207,274	$321	$207,595
Net income			22,492		22,492	(20)	22,472
Foreign currency translation adjustment				(2,698)	(2,698)		(2,698)
Exercise of stock options	100,771	2,166			2,166		2,166
Share-based compensation expense for employees and non-employees		4,819			4,819		4,819
Restricted shares vesting	237,509
Redemption of vested employee restricted shares for tax withholding	(83,341)	(3,946)			(3,946)		(3,946)
Shares repurchased	(541,631)	(27,616)			(27,616)		(27,616)
GNU gain on liquidation						(258)	(258)
Distribution to noncontrolling interest						(43)	(43)
Accrued dividends on unvested shares			21		21		21
Cash paid on dividend equivalents			(256)		(256)		(256)
Cash dividends paid to shareholders ($0.71 per share).			(5,784)		(5,784)		(5,784)
BALANCE AT DECEMBER 29, 2018	8,010,480	$22,837	$186,229	$(12,594)	$196,472	$—	$196,472
Net income			20,747		20,747		20,747
Foreign currency translation adjustment				831	831		831
Exercise of stock options	140,513	3,211			3,211		3,211
Share-based compensation expense for employees		3,461			3,461		3,461
Restricted shares vesting	128,089
Redemption of vested employee restricted shares for tax withholding	(43,173)	(2,176)			(2,176)		(2,176)
Shares repurchased	(421,112)	(18,068)			(18,068)		(18,068)
Accrued dividends on unvested shares			58		58		58
Cash paid on dividend equivalents			(246)		(246)		(246)
Cash dividends paid to shareholders ($0.83 per share)			(6,539)		(6,539)		(6,539)
BALANCE AT DECEMBER 28, 2019	7,814,797	$9,265	$200,249	$(11,763)	$197,751	$—	$197,751
Balance at December 29, 2019, as previously reported	7,814,797	$9,265	$200,249	$(11,763)	$197,751	$—	$197,751
Cumulative effect of a change in accounting principle related to ASC 326			$(203)		$(203)		$(203)
Balance at December 29, 2019, as adjusted	7,814,797	$9,265	$200,046	$(11,763)	$197,548	$—	$197,548
Net income			24,507		24,507		24,507
Foreign currency translation adjustment				3,280	3,280		3,280
Exercise of stock options	118,841	2,236			2,236		2,236
Share-based compensation expense for employees		3,235			3,235		3,235
Restricted shares vesting	61,396				—		—
Redemption of vested employee restricted shares for tax withholding	(17,695)	(862)			(862)		(862)
Shares repurchased	(283,842)	(13,371)			(13,371)		(13,371)
Accrued dividends on unvested shares			(51)		(51)		(51)
Cash paid on dividend equivalents			(108)		(108)		(108)
Cash dividends paid to shareholders ($0.95 per share)			(7,395)		(7,395)		(7,395)
BALANCE AT JANUARY 2, 2021	7,693,497	$503	$216,999	$(8,483)	$209,019	$—	$209,019
See accompanying notes to the consolidated financial statements

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
Fiscal Year and Quarters
CRA's fiscal year end is the Saturday nearest December 31 of each year. CRA's fiscal years periodically contain 53 weeks rather than 52 weeks. Fiscal 2020 was a 53-week year. Fiscal 2019 and fiscal 2018 were 52-week years. CRA's fiscal quarter ends are determined as the last Saturday nearest the respective calendar quarter end.
Basis of Presentation
The Consolidated Financial Statements include the accounts of CRA International, Inc. and its wholly-owned subsidiaries (collectively the 'Company') which require consolidation, after the elimination of intercompany accounts and transactions. In addition, as more fully explained in Note 11, the consolidated financial statements include CRA's interest in GNU123 Liquidating Corporation ('GNU') for fiscal 2018. Certain prior year amounts have been reclassified to conform to current year presentation.
Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make significant estimates and judgments that affect the reported amounts of assets and liabilities, as well as the related disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of consolidated revenues and expenses during the reporting period. Estimates in these consolidated financial statements include, but are not limited to, allowances for accounts receivable and unbilled services, revenue recognition on fixed price contracts, variable consideration to be included in the transaction price of revenue contracts, depreciation of property and equipment, measurement of operating lease right-of-use ("ROU") assets and liabilities, share-based compensation, valuation of the contingent consideration liability, valuation of acquired intangible assets, impairment of long-lived assets, goodwill, accrued and deferred income taxes, valuation allowances on deferred tax assets, accrued incentive compensation, and certain other accrued expenses. These items are monitored and analyzed by CRA for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. CRA bases its estimates on historical experience and various other assumptions that CRA believes to be reasonable under the circumstances. Actual results may differ from those estimates if CRA's assumptions based on past experience or other assumptions do not turn out to be substantially accurate.
Cash and Cash Equivalents
As of January 2, 2021, CRA's cash accounts were concentrated at two financial institutions, which potentially exposes CRA to credit risks. The financial institutions both have short-term credit ratings of A-2 by Standard & Poor's ratings services. CRA has not experienced any losses related to such accounts. CRA does not believe that there is significant risk of non-performance by the financial institutions, and its cash on deposit is fully liquid. CRA continually monitors the credit ratings of the institutions.
Cash equivalents consist principally of money market funds with maturities of three months or less when purchased.
Foreign Currency Translation
Asset and liability accounts of CRA's foreign subsidiaries are translated into U.S. dollars at period-end exchange rates and operating accounts are translated at average exchange rates for each reporting period. The resulting translation adjustments are recorded in shareholders' equity as a component of accumulated other comprehensive income (loss). Foreign currency

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
transactions are remeasured at current exchanges rates, with adjustments recorded in the consolidated statement of operations. The effect of transaction gains and losses recorded in income before provision for income taxes amounted to gains of $0.04 million for fiscal 2020, losses of $1.3 million for fiscal 2019, and gains of $0.4 million for fiscal 2018.
Revenue Recognition and Allowances for Accounts Receivable and Unbilled Services
On December 31, 2017, CRA adopted ASC Topic 606, Revenue from Contracts with Customers ("ASC 606") using the modified retrospective method for all contracts not completed as of the date of adoption. The cumulative effect of applying ASC 606 to all contracts with customers that were not completed as of December 30, 2017 resulted in an increase to CRA's fiscal 2018 opening balance of retained earnings of $0.4 million, net of tax. Prior periods were not retrospectively adjusted. Under ASC 606, revenue is recognized when CRA satisfies a performance obligation by transferring services promised in a contract to a client in an amount that reflects the consideration that CRA expects to receive in exchange for those services. Performance obligations in CRA's contracts represent distinct or separate service streams that CRA provides to clients
Revenue contracts with clients are evaluated based on the five-step model under ASC 606: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to separate performance obligations; and (5) recognize revenues when (or as) each performance obligation is satisfied. If, at the outset of an arrangement, CRA determines that an enforceable contract does not exist, revenues are deferred until all criteria for an enforceable contract are met.
CRA derives substantially all of its revenues from the performance of professional services for its clients. The contracts that CRA enters into and operates under specify whether the engagement will be billed on a time-and-materials basis or a fixed-price basis. These engagements generally last three to six months, although some engagements can be much longer in duration.
•Time-and-materials arrangements require the client to pay based on the number of hours worked at contractually agreed-upon hourly rates. Revenues are recognized from these arrangements based on hours incurred and contracted rates based on a right-to-payment for services completed to date. When a time-and-materials arrangement has a "cap" or "limit" amount, revenue is recognized up to the cap or limit amount specified by the client, based on the efforts or hours incurred and expenses incurred. Thereafter, revenue is reserved pending an amendment of the cap or limit.
•Fixed-price arrangements require the client to pay a contractually agreed-upon fee in exchange for a pre-established set of professional services. Fees are based on estimates of the costs and timing for completing a performance obligation. Under fixed-price arrangements, revenues are generally recognized using a proportional performance method, which is based on the ratio of costs incurred to the total estimated costs for completing a performance obligation. CRA's fixed-price arrangements generally have a single performance obligation. For arrangements that contain multiple performance obligations, the fixed price is allocated based on the estimated relative standalone selling prices of the promised services underlying each performance obligation.
Reimbursable expenses, including those relating to travel, out-of-pocket expenses, outside consultants and other outside service costs, are generally included in revenues, and an equivalent amount of reimbursable expenses is included in costs of services in the period in which the expense is incurred. Sales, value-added, and other taxes collected on behalf of third parties are excluded from revenue.
CRA usually issues invoices to its customers on a monthly basis, and payment is due upon receipt of the invoice. When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in ASC 606, CRA does not assess whether a significant financing component exists if the period between when it performs its obligations under the contract and when the customer pays is one year or less. None of CRA's contracts contained a significant financing component as of January 2, 2021 or December 28, 2019.
Contract Balances from Contracts with Customers
The timing of revenue recognition, billings, and cash collections results in accounts receivables, unbilled services, and contract liabilities on the consolidated balance sheets. Revenues recognized for services performed but not yet billed to clients are recorded as unbilled services.

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
CRA defines contract assets as assets for which it has recorded revenue because it determines that it is probable that it will earn a performance-based or contingent fee, but is not yet entitled to receive a fee because certain events, such as completion of the measurement period or client approval, must occur.
CRA defines contract liabilities as advance payments from or billings to its clients for services that have not yet been performed or earned. When consideration is received, or such consideration is unconditionally due from a customer prior to transferring consulting services to the customer under the terms of a contract, a contract liability is recorded. Contract liabilities are recognized as revenue after performance obligations have been satisfied and all revenue recognition criteria have been met. Contract liabilities are included in deferred revenue and other liabilities on the consolidated balance sheets.
Variable Consideration
Variable consideration to be included in the transaction price is estimated using either the expected value method or the most likely method based on facts and circumstances. Variable consideration is included in the transaction price if it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Revenues from CRA's consulting services are recorded at the net transaction price, which includes estimates of variable consideration for which reserves are established. These variable consideration reserves, which are based on specific price concessions and those expected to be extended to CRA clients estimated by CRA's historical realization rates, are classified as reductions of accounts receivable and unbilled services. Actual amounts of consideration ultimately received may differ from CRA's estimates. If actual results in the future vary from its estimates, CRA adjusts these estimates, which would affect net revenue and earnings in the period such variances become known.
Reserves for Credit Risk
CRA's accounts receivable and unbilled services consist of receivables from a broad range of clients in a variety of industries located throughout the U.S. and in other countries. CRA performs a credit evaluation of its clients to minimize its collectability risk. Periodically, CRA will require advance payment from certain clients. However, CRA does not require collateral or other security.
CRA adopted ASU No. 2016-13, Financial Instruments – Credit Loss (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASC 326) on December 29, 2019, which changed the method CRA utilizes to estimate reserves related to credit risk. As a result of the adoption, CRA recognized a cumulative-effect adjustment of $0.2 million to retained earnings and allowances for accounts receivable. Comparative periods and their respective disclosures prior to the adoption of ASC 326 have not been adjusted.
Under ASC 326, CRA maintains allowances for accounts receivable and unbilled services for estimated losses resulting from clients’ failure to make required payments. CRA estimates these allowances based on historical charge-off rates, adjusted for days of sales outstanding and expected changes to clients’ financial conditions during the anticipated collection period. CRA writes off allowances when management determines the balance is uncollectible and all efforts of collection have been exhausted. Bad debt expense, net of recoveries of previously written off allowances, is recorded as a component of selling, general and administrative expenses on the consolidated statements of operations.
Prior to adopting ASC 326, CRA determined allowances for accounts receivable and unbilled services for specific customer accounts based on the financial condition of the customer and related facts and circumstances. Expenses associated with these allowances were recorded as a component of selling, general and administrative expenses on the consolidated statements of operations.
Deferred Compensation
CRA accounts for performance-based and service-based cash awards using an accrual method where changes in estimates are accounted for prospectively over the remaining service period. To the extent the terms of an award attribute all or a portion of the expected future benefits to a period of service greater than one year, the cost of those benefits is accrued over the employee's or non-employee's requisite service period in a systematic and rational manner, usually on a straight-line basis.
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

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
terminates during the measurement period, the amount paid will be determined in accordance with the recipient's specific contract provisions.
The terms of award agreements may include the achievement of minimum required financial targets over the award's measurement period. These financial targets may include a measure of revenue generation, profitability, or both. The amount of the liability of the award agreements is estimated based on internally generated financial projections. The process of projecting these financial targets over the measurement period is highly subjective and requires significant judgment and estimates. There can be no assurance that the estimates and assumptions used in preparing these projections will prove to be accurate.
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
CRA adopted ASC 842 on the first day of fiscal 2019 using the modified retrospective transition method. The cumulative effect of the transition adjustments was recognized as of the date of adoption. As a result of adopting the new standard, CRA recognized ROU assets of $82.3 million and lease liabilities of $106.8 million. The difference between the amount of ROU assets and lease liabilities recognized was an adjustment to deferred rent. There was no change to net deferred tax assets as a result of CRA's adoption of ASC 842. The adoption of ASC 842 did not have a material impact on CRA's results of operations or cash flows, nor did it have an impact on any of CRA's existing debt covenants. The reported results for fiscal 2019 reflect the application of ASC 842 guidance, whereas comparative periods and their respective disclosures prior to the adoption of ASC 842 are presented using the legacy guidance of ASC 840.
ASC 842 requires lessees to recognize leases on the balance sheet as a lease liability with a corresponding ROU asset, subject to certain permitted accounting policy elections. Under ASC 842, CRA determines whether a contract is a lease at the inception of the contract. This determination is based on whether the contract provides CRA the right to control the use of a physically distinct asset or substantially all of the capacity of an asset. Leases with an initial noncancellable term of twelve months or less that do not include an option to purchase the underlying asset that CRA is reasonably certain to exercise are classified as short-term leases. ROU assets and lease liabilities related to short-term leases are excluded from the consolidated balance sheets. CRA recognizes rent expense for its operating leases on a straight-line basis over the term of the lease.
Many of CRA's equipment leases are short-term or cancellable with notice. CRA's office space leases have remaining lease terms between one and approximately eleven years, many of which include one or more options to extend the term for periods of up to five years for each option. Certain leases contain options to terminate the lease early, which may include a penalty for exercising the option. Many of the termination options require notice within a specified period, after which the option is no longer available to CRA if not exercised. The extension options and termination options may be exercised at CRA's sole discretion. CRA does not consider in the measurement of ROU assets and lease liabilities an option to extend or terminate a lease if CRA is not reasonably certain to exercise the option. As of January 2, 2021, CRA has not included any options to extend or terminate in its measurement of ROU assets or lease liabilities.
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
Many of CRA's leases contain both lease and non-lease components. For office space leases, lease and non-lease components are accounted for as a single component. For equipment leases, fixed and variable payments are allocated to each component relative to observable or estimated standalone prices. CRA measures its variable lease costs as the portion of variable payments that are allocated to lease components.

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
CRA measures its lease liability for each leased asset as the present value of lease payments, as defined in ASC 842, allocated to the lease component, discounted using an incremental borrowing rate specific to the underlying asset. CRA's ROU assets are equal to the lease liability, adjusted for payments made to the lessor prior to the lease commencement date and lease incentives received, which include tenant improvement allowances. CRA estimates its incremental borrowing rate for each leased asset based on the interest rate CRA would incur to borrow an amount equal to the lease payments on a collateralized basis over a similar term in a similar economic environment.
Goodwill
In accordance with ASC Topic 350, Intangibles—Goodwill and Other ("ASC Topic 350"), goodwill and intangible assets with indefinite lives are not subject to amortization but are monitored annually as of October 15th for impairment, or more frequently, as necessary, if events or circumstances exist that would more likely than not reduce the fair value of the reporting unit below its carrying amount. For CRA's fiscal 2020 goodwill impairment analysis, it operates as one reporting unit, which is its consulting services.
Under ASC Topic 350, in performing the goodwill impairment testing and measurement process, CRA compares the estimated value of its reporting unit to its net book value to identify potential impairment. CRA estimates the fair value of its consulting business reporting unit utilizing its market capitalization plus an appropriate control premium. Market capitalization is determined by multiplying CRA's shares outstanding on the test date by the market price of its common stock on that date. CRA determines the control premium utilizing data from publicly available premium studies for the trailing four quarters for public company transactions in its industry group. If the estimated fair value of the reporting unit is less than its net book value, an impairment charge would be recorded in CRA's consolidated statement of operations.
Intangible Assets
Intangible assets are comprised of non-competition agreements and customer relationship intangibles, which are separable from goodwill and have determinable useful lives. CRA's intangible assets are valued separately and amortized over their estimated useful lives based on the pattern in which the economic benefit of the asset is expected to be consumed, if reliably determinable. Non-competition agreements are amortized on a straight-line basis over their useful lives, which are estimated to be five years. Customer relationship intangible assets are amortized on a straight-line basis over periods that range between eight and ten years, which approximates the pattern of economic benefit.
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
Impairment of Long-Lived Assets
CRA reviews the carrying value of its long-lived assets (primarily property and equipment, intangible assets, and ROU assets) to assess the recoverability of these assets whenever events or circumstances indicate that impairment may have occurred. Factors CRA considers important that could trigger an impairment review include, among others, the following:
•a significant underperformance relative to expected historical or projected future operating results;
•a significant change in the manner of CRA's use of the acquired asset or the strategy for CRA's overall business; and
•a significant negative industry or economic trend.
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

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fair Value of Financial Instruments
ASC Topic 820, Fair Value Measurement, establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 measurement), then priority to quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market (Level 2 measurement), then the lowest priority to unobservable inputs (Level 3 measurement).
CRA's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, are carried at cost, which approximates their fair value because of the short-term maturity of these instruments or because their stated interest rates are indicative of market interest rates.
The contingent consideration liability, which is included in deferred compensation on our consolidated balance sheets, is for estimated future contingent consideration payments related to the acquisition of C1 Consulting, LLC, an independent consulting firm, and its wholly-owned subsidiary C1 Associates (collectively, "C1"). The fair value measurement of the liability is based on significant inputs not observed in the market and thus represent a Level 3 measurement. The significant unobservable inputs used in the fair value measurement of the contingent consideration liability are CRA's measures of the estimated payouts based on internally generated revenue projections, expected volatility of the revenue projections, and discount rates. The fair value of the contingent consideration had been determined using a Monte Carlo simulation in prior fiscal years. As of the current fiscal year end, the liability was estimated using an accrual method that approximates the fair value, as the end of the measurement period occurs in January 2021. The fair value of the contingent consideration liability is reassessed on a quarterly basis by CRA using additional information as it becomes available, and any change in the fair value estimates are recorded in costs of services (exclusive of depreciation and amortization) on the consolidated statements of operations.
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
The Company has elected to recognize the tax on global intangible low-taxed income ("GILTI") as a period expense in the period the tax is incurred. As such, CRA has included its GILTI provision associated with current-year operations solely within the estimated annual effective tax rate ("EAETR") and has not provided additional GILTI on deferred items.

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Share-Based Compensation
CRA accounts for equity-based compensation using a fair value based recognition method. Under the fair value recognition requirements of ASC Topic 718, Compensation-Stock Compensation ("ASC Topic 718"), share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. For those awards that are deemed probable of vesting, CRA recognizes the estimated fair value as expense over the requisite service period of the award. The amount of share-based compensation expense recognized at any date must at least equal the portion of grant date value of the award that is vested at that date. In accordance with ASC Topic 718, for time-vesting restricted stock units awarded to employees, CRA estimates share-based compensation cost at the grant date based on the fair value of the restricted stock units and awards and recognizes the cost for awards that are probable of vesting over the requisite service period on a straight-line basis. Performance-vesting restricted stock units are expensed using the graded attribution method.
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
Net Income (Loss) Per Share
CRA computes basic net income or loss per share utilizing the two-class method, whereby net earnings are allocated to each class of common stock and participating security as if all the net earnings for the period had been distributed. Under the two-class method, basic net income or loss per share is computed by dividing net income or loss allocated to common stock by the weighted-average number of common shares outstanding. CRA's participating securities consist of unvested share-based payment awards that contain a nonforfeitable right to receive dividends. Potentially dilutive shares are excluded from the basic net income or loss per share calculation.
CRA computes diluted net income or loss per share utilizing the more dilutive of either the two-class method or the treasury stock method. Under the two-class method, diluted net income or loss per share is computed by dividing net income or loss by the sum of the weighted-average number of shares determined from the basic earnings per share computation and the number of common stock equivalents that would have a dilutive effect. Under the treasury stock method, the weighted average number of common shares outstanding is increased by the potentially dilutive common shares. Potentially dilutive shares are related to our restricted stock, stock options, time-vesting RSUs, and performance-vesting RSUs. To the extent that there is a net loss, CRA assumes all common stock equivalents to be anti-dilutive, and they are excluded from diluted weighted-average shares outstanding.
Recent Accounting Standards Adopted
Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
CRA adopted ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments on the first day of fiscal 2020. ASC 326 replaces the methodology that recognizes impairment of financial instruments when losses have been incurred with a methodology that recognizes impairment of financial instruments when losses are expected. The amendment requires entities to use a forward-looking “expected loss” model for most financial instruments, including accounts receivable, unbilled services, and loans, that is based on historical information, current information, and reasonable and supportable forecasts.
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
Fair Value Measurements (Topic 820)

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
CRA adopted ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU No. 2018-13”) on the first day of fiscal 2020. The ASU eliminates, adds, and modifies certain disclosure requirements for fair value measurements from ASC 820. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurement. The adoption of the new standard did not have a material impact on CRA’s financial position, results of operations, cash flows, or disclosures on the date of transition.
Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement
CRA adopted ASU No. 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”) on the first day of fiscal 2020. ASU 2018-15 clarifies the accounting for implementation costs in a cloud computing arrangement that is a service contract and aligns the requirements for capitalizing those costs with the capitalization requirements for costs incurred to develop or obtain internal-use software. CRA adopted the ASU using the prospective transition approach, as permitted under the new guidance. The adoption of the new standard did not have a material impact on CRA’s financial position, results of operations, cash flows, or disclosures on the date of transition.
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
ASU 2019-12 is effective for CRA for interim and annual periods beginning after December 15, 2020. CRA plans to adopt the amendments during the first fiscal quarter of 2021. CRA is in the process of finalizing its evaluation of the impact of adopting ASU 2019-12. CRA currently estimates that the ASU will not have a material impact on its financial position, results of operations, cash flows, or disclosures.
2.    Revenue Recognition
The contracts CRA enters into and operates under specify whether the projects are billed on a time-and-materials or a fixed-price basis. Time-and-materials contracts are typically used for litigation, regulatory, and financial consulting projects while fixed-price contracts are principally used for management consulting projects. In general, project costs are classified in costs of services and are based on the direct salary of CRA's employee consultants on the engagement, plus all direct expenses incurred to complete the project, including any amounts billed to CRA by its non-employee experts.
Disaggregation of Revenue
The following tables disaggregates CRA's revenue by type of contract and geographic location (in thousands).

	Year Ended	Year Ended	Year Ended
Type of Contract	January 2, 2021 (53 weeks)	December 28, 2019 (52 weeks)	December 29, 2018 (52 weeks)
Consulting services revenues
Fixed-price	$124,383	$107,344	$95,096
Time-and-materials	383,990	344,026	322,552
Total	$508,373	$451,370	$417,648

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended	Year Ended	Year Ended
Geographic Breakdown	January 2, 2021 (53 weeks)	December 28, 2019 (52 weeks)	December 29, 2018 (52 weeks)
Consulting services revenues
United States	$405,808	$357,156	$329,678
United Kingdom	79,922	72,169	65,874
Other	22,643	22,045	22,096
Total	$508,373	$451,370	$417,648
Reserves for Variable Consideration and Credit Risk
Revenues from CRA's consulting services are recorded at the net transaction price, which includes estimates of variable consideration for which reserves are established. Variable consideration reserves are based on specific price concessions and those expected to be extended to CRA customers estimated by CRA's historical realization rates. Reserves for variable consideration are recorded as a component of the allowances for accounts receivable and unbilled services on the consolidated balance sheets. Adjustments to the reserves for variable consideration are included in revenues on the consolidated statements of operations.
CRA also maintains allowances for accounts receivable and unbilled services for estimated losses resulting from clients’ failure to make required payments. CRA adopted ASC 326 on December 29, 2019, which changed the method CRA utilizes to estimate reserves related to credit risk. Comparative periods and their respective disclosures prior to the adoption of ASC 326 have not been adjusted.
Prior to adopting ASC 326, CRA determined allowances for accounts receivable and unbilled services for specific customer accounts based on the financial condition of the customer and related facts and circumstances. Under ASC 326, CRA estimates allowances based on historical charge-off rates, adjusted for days of sales outstanding and expected changes to clients’ financial conditions during the anticipated collection period. Bad debt expense, net of recoveries of previously written off allowances, is recorded as a component of selling, general and administrative expenses on the consolidated statements of operations.
A rollforward of the variable consideration and doubtful accounts reserves for accounts receivable, which includes allowances for doubtful accounts of $0.7 million and $0.4 million as of January 2, 2021 and December 28, 2019, respectively, is as follows (in thousands):

	Fiscal Year	Fiscal Year
	2020	2019
Balance at beginning of fiscal year	$3,838	$3,764
Increases to reserves, net of recoveries (1)	2,092	2,926
Amounts written off and foreign currency translation	(2,335)	(2,852)
Balance at end of fiscal year	$3,595	$3,838
_______________________________
(1)Fiscal 2020 includes the cumulative effect of a change in accounting principle related to ASC 326 in the amount of $0.2 million.

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A rollforward of the variable consideration and doubtful accounts reserves for unbilled services is as follows (in thousands):

	Fiscal Year	Fiscal Year
	2020	2019
Balance at beginning of fiscal year	$1,503	$415
Increases to reserves, net of recoveries	6,847	5,548
Amounts written off and foreign currency translation	(7,350)	(4,460)
Balance at end of fiscal year	$1,000	$1,503
The following table presents CRA's bad debt expense, net of recoveries of previously written off allowances (in thousands):

	Year Ended	Year Ended	Year Ended
	January 2, 2021 (53 weeks)	December 28, 2019 (52 weeks)	December 29, 2018 (52 weeks)
Bad debt expense, net	$227	$173	$1,237
Revenues also include reimbursements for costs incurred by CRA in fulfilling its performance obligations, including travel and other out-of-pocket expenses, fees for outside consultants and other reimbursable expenses. CRA recovers substantially all of these costs. The following expenses are subject to reimbursement (in thousands):

	Year Ended	Year Ended	Year Ended
	January 2, 2021 (53 weeks)	December 28, 2019 (52 weeks)	December 29, 2018 (52 weeks)
Reimbursable expenses	$61,661	$54,871	$48,817
Contract Balances from Contracts with Customers
CRA defines contract assets as assets for which it has recorded revenue because it determines that it is probable that it will earn a performance-based or contingent fee, but is not yet entitled to receive a fee because certain events, such as completion of the measurement period or client approval, must occur. The contract assets balance was immaterial as of January 2, 2021 and December 28, 2019.
When consideration is received, or such consideration is unconditionally due from a customer prior to transferring consulting services to the customer under the terms of a contract, a contract liability is recorded. Contract liabilities are recognized as revenue after performance obligations have been satisfied and all revenue recognition criteria have been met. The following table presents the closing balances of CRA's contract liabilities (in thousands):

	January 2, 2021	December 28, 2019	December 29, 2018
Contract liabilities	$5,527	$4,007	$5,453
CRA recognized the following revenue that was included in the contract liabilities balance as of the opening of the respective period or for performance obligations satisfied in previous periods (in thousands):

	Year Ended	Year Ended	Year Ended
	January 2, 2021 (53 weeks)	December 28, 2019 (52 weeks)	December 29, 2018 (52 weeks)
Amounts included in contract liabilities at the beginning of the year	$3,533	$5,155	$3,149
Performance obligations satisfied in previous years	$4,503	$3,603	$3,346

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.    Forgivable Loans
In order to attract and retain highly skilled professionals, CRA may issue forgivable loans to employees and non-employee experts, certain of which loans may be denominated in local currencies. A portion of these loans is collateralized. The forgivable loans have terms that are generally between one and eight years with interest rates currently ranging up to 2.83%. The principal amount of forgivable loans and accrued interest is forgiven by CRA over the term of the loans, so long as the employee or non-employee expert continues employment or affiliation with CRA and complies with certain contractual requirements. During fiscal years 2020, 2019 and 2018 there were no balances due under these loans for which the full principal and interest were not forgiven in the normal course or not collected upon termination of employment or affiliation with CRA. The expense associated with the forgiveness of the principal amount of the loans is recorded as compensation expense over the service period, which is consistent with the term of the loans.
Forgivable loan activity for fiscal years 2020 and 2019 is as follows (in thousands):

	Fiscal Year	Fiscal Year
	2020	2019
Beginning balance	$55,141	$40,294
Advances	42,418	35,166
Repayments	—	(1,173)
Reclassification from accrued expenses / to other assets (1)	(9,713)	(1,734)
Amortization	(26,628)	(17,700)
Effects of foreign currency translation	395	288
Ending balance	$61,613	$55,141
Current portion of forgivable loans	$14,749	$6,751
Non-current portion of forgivable loans	$46,864	$48,390
_______________________________
(1)Relates to the reclassification of performance awards previously recorded as accrued expenses or forgivable loans that have been reclassified to other receivables.
4.    Leases
The components of CRA's lease expenses, which are included in the consolidated statements of operations, are as follows (in thousands):

	Year Ended	Year Ended
	January 2, 2021 (53 weeks)	December 28, 2019 (52 weeks)
Operating lease cost	$17,803	$15,731
Short-term lease cost	908	511
Variable lease cost	6,155	4,461
Total lease cost	$24,866	$20,703
Base rent expense was approximately $13.2 million in fiscal 2018.
The following table presents summary information for CRA's lease terms and discount rates for its operating leases:

	January 2, 2021	December 28, 2019
Weighted average remaining lease term—operating leases	8.6 years	9.6 years
Weighted average discount rate—operating leases	3.6%	3.7%

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
At January 2, 2021, CRA had the following maturities of lease liabilities related to office space and equipment, all of which are under non-cancellable operating leases (in thousands):

Fiscal Year	Operating Lease Commitments
2021	$18,355
2022	20,823
2023	21,052
2024	21,068
2025	20,788
Thereafter	76,554
Total lease payments	178,640
Less: imputed interest	(25,636)
Total	$153,004
As of January 2, 2021, CRA had no additional operating leases that had not yet commenced.
5.    Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for fiscal 2020 and fiscal 2019 are as follows (in thousands):

	Fiscal Year	Fiscal Year
	2020	2019
Goodwill	$164,921	$164,625
Accumulated goodwill impairment	(76,417)	(76,417)
Goodwill, net at beginning of fiscal year	88,504	88,208
Foreign currency translation adjustment and other (1)	683	296
Goodwill, net at end of fiscal year	$89,187	$88,504
_______________________________
(1)During the first quarter of fiscal 2020, goodwill and accumulated goodwill impairment were reduced by $4.5 million as a result of the dissolution and final liquidation of GNU.
Goodwill, net at January 2, 2021, is comprised of goodwill of $161.1 million and accumulated impairment of $71.9 million. There were no impairment losses related to goodwill during fiscal 2020, fiscal 2019, or fiscal 2018.
Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives. There were no impairment losses related to intangible assets during fiscal 2020, fiscal 2019, or fiscal 2018.
The components of acquired identifiable intangible assets are as follows (in thousands):

	January 2, 2021	December 28, 2019
Non-competition agreements	$280	$324
Customer relationships	12,120	12,120
Total cost	12,400	12,444
Accumulated amortization	(7,292)	(5,968)
Total intangible assets, net	$5,108	$6,476

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Amortization expense related to intangible assets was $1.4 million for each of fiscal 2020, fiscal 2019, and fiscal 2018. Amortization of intangible assets held at January 2, 2021 for the next five fiscal years and thereafter is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
2021	$927
2022	827
2023	822
2024	822
2025	822
Thereafter	888
$5,108
6.    Property and Equipment
Property and equipment consist of the following (in thousands):

	January 2, 2021	December 28, 2019
Computer, office equipment, and software	$29,432	$30,627
Leasehold improvements	62,180	55,471
Furniture	15,967	14,481
Total cost	107,579	100,579
Accumulated depreciation and amortization	(44,701)	(39,284)
Total property and equipment, net	$62,878	$61,295
Depreciation expense was $11.4 million, $9.2 million, and $8.6 million in fiscal 2020, fiscal 2019, and fiscal 2018, respectively.
Long-lived assets by geographic location are as follows (in thousands):

Geographic Breakdown	January 2, 2021	December 28, 2019
Long-lived assets (property and equipment, net):
United States	$52,040	$51,974
United Kingdom	7,534	7,803
Other	3,304	1,518
Total long-lived assets (property and equipment, net)	$62,878	$61,295
7.    Accrued Expenses
Accrued expenses consist of the following (in thousands):

	January 2, 2021	December 28, 2019
Compensation and related expenses	$123,540	$99,993
Income taxes payable	1,927	430
Performance awards	2,176	9,961
Other professional fees	1,541	2,077
Direct project accruals	3,988	3,201
Accrued leasehold improvements	52	2,166
Other	3,152	3,473
Total accrued expenses	$136,376	$121,301

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of January 2, 2021 and December 28, 2019, $102.6 million and $81.2 million, respectively, of accrued bonuses for fiscal 2020 and fiscal 2019 were included above in "Compensation and related expenses".
In prior periods, “Performance awards” was labeled as “Commissions due to non-employee experts.”
8.    Income Taxes
The components of income before provision for income taxes are as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	January 2, 2021 (53 weeks)	December 28, 2019 (52 weeks)	December 29, 2018 (52 weeks)
Income before provision for income taxes:
U.S.	$26,054	$20,778	$21,118
Foreign	7,568	6,019	7,815
Total	$33,622	$26,797	$28,933
The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended	Year Ended	Year Ended
	January 2, 2021 (53 weeks)	December 28, 2019 (52 weeks)	December 29, 2018 (52 weeks)
Currently payable:
Federal	$4,039	$4,252	$4,015
Foreign	1,335	1,119	1,487
State	2,627	1,838	1,788
Total current expense	8,001	7,209	7,290
Deferred:
Federal	1,170	(869)	(384)
Foreign	309	331	(88)
State	(365)	(621)	(357)
Total deferred expense (benefit)	1,114	(1,159)	(829)
Total tax expense	$9,115	$6,050	$6,461
A reconciliation of CRA's tax rates with the federal statutory rate is as follows:

	Fiscal Year	Fiscal Year	Fiscal Year
	2020	2019	2018
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	5.8	5.5	4.9
Tax law changes	0.2	—	0.9
Share-based compensation	(1.8)	(5.0)	(6.3)
Meals & Entertainment Expense	0.2	1.7	1.3
Executive Compensation	1.6	1.6	1.0
Uncertain tax positions	(0.1)	(2.5)	(1.1)
Other	0.2	0.3	0.6
Annual effective tax rate	27.1%	22.6%	22.3%

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The components of CRA's deferred tax assets (liabilities) are as follows (in thousands):

	January 2, 2021	December 28, 2019
Deferred tax assets:
Accrued compensation and related expense	$15,453	$12,842
Allowance for doubtful accounts	1,535	2,023
Net operating loss carryforwards	194	335
Lease liabilities	38,146	39,747
Foreign exchange and other	79	119
Total gross deferred tax assets	55,407	55,066
Less: valuation allowance	—	—
Total deferred tax assets, net of valuation allowance	55,407	55,066
Deferred tax liabilities:
Goodwill and other intangible asset amortization	3,523	3,650
Right-of-Use assets	30,761	33,012
Property and equipment	11,595	7,690
Prepaids and other	586	548
Total deferred tax liabilities	46,465	44,900
Net deferred tax assets	$8,942	$10,166
At January 2, 2021, CRA had U.S. local and foreign net operating losses of $1.3 million with lives ranging from 20 years to indefinite.
The aggregate changes in the balances of gross unrecognized tax benefits were as follows (in thousands):

	Fiscal Year	Fiscal Year
	2020	2019
Balance at beginning of period	$242	$867
Additions for tax positions taken during prior years	43	—
Reductions for tax positions taken during prior years	—	(25)
Additions for tax positions taken during the current year	—	—
Reductions as a result of a lapse of the applicable statutes of limitations	(82)	(600)
Settlements with tax authorities	—	—
Balance at end of the period	$203	$242
CRA files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. A number of years may elapse before an uncertain tax position, for which CRA has unrecognized tax benefits, is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, CRA believes that its unrecognized tax benefits reflect the most likely outcome. CRA adjusts these unrecognized tax benefits, and the associated interest, in light of changing facts and circumstances. At the end of fiscal 2020, accrued interest for uncertain tax positions was immaterial. CRA's total unrecognized tax benefit at the end of fiscal 2020 is $0.2 million. Settlement of any particular position could require the use of cash. Of the total $0.2 million balance at the end of fiscal 2020, a favorable resolution would result in $0.2 million being recognized as a reduction to the effective income tax rate in the period of resolution. It is reasonably likely that $0.2 million of gross unrecognized tax benefits will reverse within the next twelve months due to lapse of the applicable statute of limitations or exam closures.
The number of years with open tax audits varies depending on the tax jurisdiction. CRA's major taxing jurisdiction is the United States where CRA is no longer subject to U.S. federal examinations by the Internal Revenue Service for years before fiscal 2017. Within the significant states where CRA is subject to income tax, CRA is no longer subject to examinations by state taxing authorities before fiscal 2016. CRA's United Kingdom ("UK") subsidiary's corporate tax returns are no longer subject to examination by Her Majesty's Revenue and Customs for years before fiscal 2019. During fiscal 2019, an examination

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
by the German Tax Authority for fiscal years 2014-2016 commenced. CRA believes its reserves for uncertain tax positions are adequate.
During the fourth quarter of fiscal 2020, CRA considered the operating needs of the UK business, as well as the tax implications of no longer asserting indefinite reinvestment with respect to the UK operations. As a result of both a qualitative and quantitative analysis, $0.1 million of deferred taxes associated with previously taxed and untaxed post fiscal 2018 UK earnings that are no longer considered permanently reinvested was recorded. The deferred taxes are a tax consequence of foreign exchange translation, and as such, are recorded as a component of foreign currency translation adjustments on the consolidated statements of comprehensive income. Deferred income taxes or foreign withholding taxes, estimated to be $0.3 million, have not been recorded for other jurisdictions as those earnings are considered to be permanently reinvested.
Effects of the CARES Act
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) was signed into law, which included a retroactive, technical correction that allows 100% bonus depreciation for qualified improvement property (“QIP”). This technical correction became effective as of the enactment of the Tax Cuts and Jobs Act of 2017 (“TCJA”) and effected a $2.2 million tax receivable stemming from 2018 and 2019 leasehold improvements that previously had a thirty-nine year life.
Additionally, the CARES Act allows for employers to defer the payment of the employer share of the Social Security taxes to be paid in two installments: the first by December 31, 2021, and the remainder by December 31, 2022. Accordingly, we have deferred a total of $2.7 million of tax which creates a book/tax temporary difference until paid.
9.    Share-Based Compensation
CRA recorded approximately $3.2 million, $3.5 million, and $4.8 million of compensation expense for fiscal 2020, fiscal 2019, and fiscal 2018, respectively, for share-based awards consisting of stock options, shares of restricted stock, time-vesting restricted stock units, and performance-vesting restricted stock units issued to employees and directors, based on their respective estimated grant date fair values. Performance-vesting restricted stock units are expensed using the graded attribution method.
Share-based Compensation Plans.    As of January 2, 2021, CRA's active equity-based compensation plans consist of its Amended and Restated 2006 Equity Incentive Plan, as amended (the "2006 Equity Plan"), and its 1998 Employee Stock Purchase Plan (the "1998 ESPP"), a tax-qualified plan under Section 423 of the Internal Revenue Code. During fiscal 2009, CRA implemented a long-term incentive program, or "LTIP," as a framework for grants made under the 2006 Equity Plan to its senior corporate leaders, practice leaders and key revenue generators. Under the LTIP, participants have received a mixture of stock options, time-vesting restricted stock units, and performance-vesting restricted stock units. In December 2016, CRA's Board of Directors amended CRA's Cash Incentive Plan to facilitate the grant to LTIP participants of service-based and performance-based cash awards as a component of the LTIP. The LTIP is designed to reward CRA's senior corporate leaders, practice leaders and key revenue generators and provide them with the opportunity to share in the long-term growth of CRA.
2006 Equity Plan: Maximum and Available Shares.    The 2006 Equity Plan authorizes the grant of a variety of incentive and performance awards to CRA's directors, employees and non-employee experts, including stock options, shares of restricted stock, restricted stock units, and other equity awards. The shares available for grant under the 2006 Equity Plan as of January 2, 2021 was 454,497.

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Stock Options.    A summary of option activity during fiscal 2020 from the 2006 Equity Plan is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 28, 2019	444,489	$26.31		$12,115
Fiscal 2020:
Granted	—	—
Exercised	(118,841)	18.82		$2,807
Expired	—	—
Forfeited	—	—		$—
Outstanding at January 2, 2021	325,648	$29.05	2.41	$7,126
Option exercisable at January 2, 2021	308,735	$28.09	2.12	$7,052
Vest or expected to vest at January 2, 2021	325,569	$29.04	2.41	$7,125
The weighted average fair market value using the Black-Scholes option-pricing model of the stock options granted under the 2006 Equity Incentive Plan in fiscal 2018 was $19.96. There were no stock options granted in fiscal 2020 and fiscal 2019. The fair market value of the stock options at the date of grant were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

Fiscal Year
2018
Risk-free interest rate	2.8%
Expected volatility	39%
Expected dividend yield	1.7%
Forfeiture rate	0.4%
Weighted average expected life (in years)	10.00
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
The aggregate intrinsic value of stock options exercised in fiscal 2020, fiscal 2019, and fiscal 2018 was approximately $2.8 million, $3.7 million, and $3.0 million, respectively.
The following table provides a roll-forward of the outstanding non-vested stock options over fiscal 2020:

	Options
	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 28, 2019	36,212	$14.80
Granted	—	—
Vested	(19,299)	12.76
Forfeited	—	—
Non-vested at January 2, 2021	16,913	$17.13
The total fair value of stock options that vested during fiscal 2020, fiscal 2019, and fiscal 2018 was $0.2 million, $0.7 million, and $1.1 million, respectively. As of January 2, 2021, there was $0.3 million of total unrecognized compensation cost,

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
net of expected forfeitures, related to non-vested stock options granted. That cost is expected to be recognized over a weighted-average period of 1.7 years. Options granted during or prior to fiscal 2016 expire on the seventh anniversary of the date of grant. Options granted during or after fiscal 2017 expire on the tenth anniversary of the date of grant.
Restricted Stock.    CRA grants shares of restricted stock, which are subject to the execution of a restricted stock agreement, under its 2006 Equity Incentive Plan. Generally, shares of restricted stock vest in four equal annual installments beginning on the first anniversary of the date of grant. Total unrecognized compensation cost, net of expected forfeitures, related to shares of restricted stock as of January 2, 2021 was $0.9 million, which is expected to be recognized over a weighted-average period of 2.9 years. The forfeiture rate of 0.9% used for shares of restricted stock was based upon historical experience. CRA believes its historical experience is an appropriate indicator of future forfeitures.
The following table provides a roll-forward of the shares of restricted stock under the 2006 Equity Incentive Plan over fiscal 2020:

	Shares of Restricted Stock
	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 28, 2019	31,523	$38.66
Granted	16,454	36.46
Vested	(14,437)	34.78
Forfeited	—	—
Non-vested at January 2, 2021	33,540	$38.73
The total fair value of shares of restricted stock that vested during fiscal 2020, fiscal 2019, and fiscal 2018 was $0.5 million, $0.5 million, and $0.6 million, respectively.
Time-Vesting RSUs.    CRA grants time-vesting restricted stock units, which are subject to the execution of a restricted stock unit agreement, under its 2006 Equity Incentive Plan. Generally, time-vesting restricted stock units vest in four equal annual installments beginning on the first anniversary of the date of grant. Total unrecognized compensation cost, net of expected forfeitures, related to time-vesting restricted stock units as of January 2, 2021 was $3.3 million, which is expected to be recognized over a weighted-average period of 3.2 years. The forfeiture rate of 0.9% used for time-vesting restricted stock units was based upon historical experience. CRA believes its historical experience is an appropriate indicator of future forfeitures.
The following table provides a roll-forward of the time-vesting restricted stock units under the 2006 Equity Incentive Plan over fiscal 2020:

	Time-Vesting Restricted Stock Units
	Number of Units	Weighted-Average Grant Date Fair Value
Non-vested at December 28, 2019	64,638	$43.87
Granted	43,334	46.75
Vested	(22,983)	41.68
Forfeited	—	—
Non-vested at January 2, 2021	84,989	$45.93
The total fair value of time-vesting restricted stock units that vested during fiscal 2020, fiscal 2019, and fiscal 2018 was $1.0 million, $1.3 million, and $1.7 million, respectively.
Performance-Vesting RSUs.    CRA grants performance-vesting restricted stock units ("PRSUs"), which are subject to the execution of a restricted stock unit agreement, under its 2006 Equity Incentive Plan. Generally, achievement of performance measures for PRSUs are based on a two-year performance period, after which the units determined based on this achievement will vest three-fourths in the first year following the performance period and one-fourth on the fourth anniversary of the date of

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
grant. The number of units determined based on the achievement of a PRSUs performance measures generally ranges from 50% to 125% of the PRSUs' target number of units.
In accordance with ASC Topic 718, for PRSUs awarded to employees, CRA estimates share-based compensation cost at the grant date based on the fair value of the award and recognizes the cost over the requisite service period using the graded attribution method.
The following table provides a roll-forward of the performance-vesting restricted stock units under the 2006 Equity Incentive Plan over fiscal 2020. For purposes of this table, granted PRSUs are counted based on the maximum number of units that could vest upon achievement of the PRSUs' performance conditions which, for all periods presented, equaled 125% of the PRSUs' target number of units.

	Performance-Vesting Restricted Stock Units
	Number of Units	Weighted-Average Grant Date Fair Value
Non-vested at December 28, 2019	82,150	$45.88
Granted	33,621	52.98
Vested	(23,976)	39.71
Forfeited	(1,215)	44.87
Non-vested at January 2, 2021	90,580	$50.06
1998 ESPP.    In fiscal 1998, CRA adopted the 1998 ESPP, a tax-qualified plan under Section 423 of the Internal Revenue Code. The 1998 ESPP authorizes the issuance of up to an aggregate of 243,000 shares of common stock to participating employees at a purchase price equal to 85% of fair market value on either the first or the last day of the one-year offering period under the plan. In fiscal 2020, fiscal 2019, and fiscal 2018, there were no offering periods under this plan and no shares were issued. As of January 2, 2021, there were 211,777 shares available for grant under the 1998 ESPP.
10.    Net Income Per Share
CRA calculates basic earnings per share using the two-class method. CRA calculates diluted earnings per share using the more dilutive of either the two-class method or treasury stock method. The two-class method was more dilutive for fiscal 2020, fiscal 2019, and fiscal 2018.
Under the two-class method, net earnings are allocated to each class of common stock and participating security as if all the net earnings for the period had been distributed. CRA's participating securities consist of unvested share-based payment awards that contain a nonforfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common shareholders Net earnings allocable to these participating securities were not material for fiscal 2020, fiscal 2019, and fiscal 2018.
The following table presents a reconciliation from net income to the net income available to common shareholders (in thousands):

	Year Ended	Year Ended	Year Ended
	January 2, 2021 (53 weeks)	December 28, 2019 (52 weeks)	December 29, 2018 (52 weeks)
Net income attributable to CRA, as reported	$24,507	$20,747	$22,492
Less: net income attributable to participating shares	93	55	108
Net income available to common shareholders	$24,414	$20,692	$22,384

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents a reconciliation of basic to diluted weighted average shares of common stock outstanding (in thousands):

	Year Ended	Year Ended	Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Basic weighted average shares outstanding	7,768	7,866	8,107
Common stock equivalents:
Stock options and restricted stock units	180	301	463
Diluted weighted average shares outstanding	7,948	8,167	8,570
For fiscal 2020, fiscal 2019, and fiscal 2018, the anti-dilutive share-based awards that were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding amounted to 80,211, 62,367, and 29,612 shares, respectively. These share-based awards were anti-dilutive because their exercise price exceeded the average market price over the respective period.
11.    GNU Interest
In fiscal 2016, a buyer acquired substantially all of the business assets and assumed substantially all of the liabilities of GNU. On December 15, 2017, GNU was dissolved. CRA received a final liquidating distribution from GNU in fiscal 2018 and recognized a gain of $0.3 million.
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
12.    Fair Value of Financial Instruments
The following table shows CRA's financial instruments as of January 2, 2021 and December 28, 2019 that are measured and recorded in the consolidated financial statements at fair value on a recurring basis (in thousands):

	January 2, 2021
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	$150	$—	$—
Total Assets	$150	$—	$—
Liabilities:
Contingent consideration liability	$—	$—	$14,620
Total Liabilities	$—	$—	$14,620

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 28, 2019
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	$150	$—	$—
Total Assets	$150	$—	$—
Liabilities:
Contingent consideration liability	$—	$—	$11,579
Total Liabilities	$—	$—	$11,579
The fair value of CRA's money market mutual fund share holdings is $1.00 per share.
The contingent consideration liability in the table above is for estimated future contingent consideration payments related to the acquisition of C1. In February 2021, CRA paid the contingent consideration. The following table summarizes the changes in the contingent consideration liabilities (in thousands):

	Fiscal Year	Fiscal Year
	2020	2019
Beginning balance	$11,579	$6,197
Remeasurement of acquisition-related contingent consideration	1,156	3,285
Accretion	1,885	2,097
Ending balance	$14,620	$11,579
13.    Credit Agreement
As of January 2, 2021, CRA was party to an amended and restated credit agreement that provided CRA with a $125.0 million revolving credit facility and a $15.0 million sublimit for the issuance of letters of credit. Following an amendment to the credit agreement on January 12, 2021, the revolving credit facility was increased to a total capacity of $175.0 million. CRA may use the proceeds of the revolving credit facility to provide working capital and for other general corporate purposes. CRA may repay any borrowings under the revolving credit facility at any time but must repay all borrowings no later than October 24, 2022. There were no borrowings outstanding under this revolving credit facility as of January 2, 2021 or December 28, 2019.
As of January 2, 2021, the amount available under this revolving credit facility was reduced by certain letters of credit outstanding, which amounted to $4.7 million and are in support of minimum future lease payments under leases for permanent office space. Borrowings under the revolving credit facility bear interest at a rate per annum, at CRA's election, of either (i) the adjusted base rate, as defined in the credit agreement, plus an applicable margin, which varies between 0.25% and 1.25% depending on CRA's total leverage ratio as determined under the credit agreement, or (ii) the adjusted eurocurrency rate, as defined in the credit agreement, plus an applicable margin, which varies between 1.25% and 2.25% depending on CRA's total leverage ratio. CRA is required to pay a fee on the unused portion of the revolving credit facility at a rate per annum that varies between 0.20% and 0.35% depending on its total leverage ratio. Borrowings under the revolving credit facility are secured by 100% of the stock of certain of CRA's U.S. subsidiaries and 65% of the stock of certain of its foreign subsidiaries, which represent approximately $39.4 million and $32.9 million in net assets as of January 2, 2021 and December 28, 2019, respectively.
Under the credit agreement, CRA must comply with various financial and non-financial covenants. Compliance with these financial covenants is tested on a fiscal quarterly basis. Any indebtedness outstanding under the revolving credit facility may become immediately due and payable upon the occurrence of stated events of default, including CRA's failure to pay principal, interest or fees or a violation of any financial covenant. The financial covenants require CRA to maintain an adjusted consolidated EBITDA to consolidated interest expense ratio of more than 2.5:1.0 and to comply with a consolidated debt to adjusted consolidated EBITDA ratio of not more than 3.0:1.0. The non-financial covenant restrictions of the senior credit agreement include, but are not limited to, CRA's ability to incur additional indebtedness, engage in acquisitions or dispositions,

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
and enter into business combinations. As of January 2, 2021, CRA was in compliance with the covenants of its credit agreement.
14.    Employee Benefit Plans
CRA maintains a qualified defined-contribution plan under Section 401(k) of the Internal Revenue Code, covering all regular U.S. employees who meet specified age, hour, and service requirements. Company contributions are made at the discretion of CRA, and cannot exceed the maximum amount deductible under applicable provisions of the Internal Revenue Code. CRA also has defined-contribution plans covering employees in Canada (the "Canada plan") and the United Kingdom (the "United Kingdom plan"). Company contributions to the Canada plan are made at the discretion of CRA, while company contributions to the United Kingdom plan are made in accordance with the minimum required contributions per the United Kingdom auto-enrolment legislation. Company contributions under these plans amounted to approximately $4.5 million, $3.9 million, and $3.5 million for fiscal 2020, fiscal 2019, and fiscal 2018, respectively.
15.    Related-Party Transactions
CRA made payments to shareholders of CRA who performed consulting services exclusively for CRA in the amounts of $9.8 million, $9.3 million, and $8.8 million in fiscal 2020, fiscal 2019, and fiscal 2018, respectively. These payments were to exclusive non-employee experts for consulting services performed for CRA's clients in the ordinary course of business.
16.    Commitments and Contingencies
Commitments
CRA is party to standby letters of credit with its bank in support of the minimum future lease payments under leases for permanent office space amounting to $4.7 million as of January 2, 2021.
Contingencies
CRA is subject to legal actions arising in the ordinary course of business. In management's opinion, CRA believes it has adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions. CRA does not believe any settlement or judgment relating to any pending legal action would materially affect its financial position or results of operations.
17.    Subsequent Events
On February 4, 2021, CRA's Board of Directors authorized the repurchase of an additional $40.0 million of shares of CRA's common stock under its existing share repurchase program.
On March 4, 2021, CRA announced that its Board of Directors declared a quarterly cash dividend of $0.26 per common share, payable on March 26, 2021 to shareholders of record as of March 16, 2021.