Form 10-Q
period 2021-04-03
CRA INTERNATIONAL, INC.
filed 2021-05-06
CIK 1053706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2021
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2021
Common Stock, no par value per share	7,322,728 shares

CRA International, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	Fiscal Quarter Ended
	April 3, 2021	March 28, 2020
Revenues	$146,518	$126,158
Costs of services (exclusive of depreciation and amortization)	105,374	90,997
Selling, general and administrative expenses	23,206	24,123
Depreciation and amortization	3,301	2,943
Income from operations	14,637	8,095
Interest expense, net	(199)	(362)
Foreign currency gains (losses), net	(551)	1,422
Income before provision for income taxes	13,887	9,155
Provision for income taxes	3,386	2,687
Net income	$10,501	$6,468
Net income per share:
Basic	$1.37	$0.83
Diluted	$1.34	$0.80
Weighted average number of shares outstanding:
Basic	7,626	7,805
Diluted	7,831	8,037
See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(in thousands)

	Fiscal Quarter Ended
	April 3, 2021	March 28, 2020
Net income	$10,501	$6,468
Other comprehensive income (loss)
Foreign currency translation adjustments	(111)	(2,427)
Comprehensive income	$10,390	$4,041
See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share data)

	April 3, 2021	January 2, 2021
ASSETS
Current assets:
Cash and cash equivalents	$31,629	$45,677
Accounts receivable, net of allowances of $3,789 at April 3, 2021 and $3,595 at January 2, 2021	91,690	111,595
Unbilled services, net of allowances of $1,227 at April 3, 2021 and $1,000 at January 2, 2021	63,985	40,881
Prepaid expenses and other current assets	10,030	7,068
Forgivable loans	13,196	14,749
Total current assets	210,530	219,970
Property and equipment, net	60,304	62,878
Goodwill	89,278	89,187
Intangible assets, net	4,839	5,108
Right-of-use assets	120,110	122,144
Deferred income taxes	10,673	9,667
Forgivable loans, net of current portion	44,363	46,864
Other assets	2,423	2,692
Total assets	$542,520	$558,510
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,995	$19,430
Accrued expenses	100,758	136,376
Deferred revenue and other liabilities	8,275	9,866
Current portion of lease liabilities	13,889	13,557
Current portion of deferred compensation	1,214	20,902
Revolving line of credit	40,000	—
Total current liabilities	183,131	200,131
Non-current liabilities:
Deferred compensation and other non-current liabilities	8,596	7,075
Facility-related non-current liabilities	2,169	2,113
Non-current portion of lease liabilities	136,561	139,447
Deferred income taxes	735	725
Total non-current liabilities	148,061	149,360
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 7,627,591 and 7,693,497 shares issued and outstanding at April 3, 2021 and January 2, 2021, respectively	—	503
Retained earnings	219,922	216,999
Accumulated other comprehensive loss	(8,594)	(8,483)
Total shareholders’ equity	211,328	209,019
Total liabilities and shareholders’ equity	$542,520	$558,510
See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Fiscal Quarter Ended
	April 3, 2021	March 28, 2020
OPERATING ACTIVITIES:
Net income	$10,501	$6,468
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,301	2,943
Facility-related liabilities	17	35
Right-of-use asset amortization	3,199	2,994
Deferred income taxes	(896)	23
Share-based compensation expense	842	655
Accounts receivable allowances	182	62
Unrealized foreign currency remeasurement gains, net	(284)	(398)
Changes in operating assets and liabilities:
Accounts receivable	19,838	1,388
Unbilled services, net	(23,063)	(8,217)
Prepaid expenses and other current assets, and other assets	(2,733)	(5,327)
Forgivable loans	4,140	(27,139)
Incentive cash awards	1,729	1,423
Accounts payable, accrued expenses, and other liabilities	(52,856)	(39,121)
Lease liabilities	(3,765)	(1,164)
Net cash used in operating activities	(39,848)	(65,375)
INVESTING ACTIVITIES:
Purchases of property and equipment	(692)	(7,949)
Net cash used in investing activities	(692)	(7,949)
FINANCING ACTIVITIES:
Issuance of common stock, principally stock option exercises	1,113	151
Borrowings under revolving line of credit	42,000	70,000
Repayments under revolving line of credit	(2,000)	—
Tax withholding payments reimbursed by shares	(588)	(390)
Cash paid for contingent consideration	(2,357)	—
Cash paid on dividend equivalents	(79)	(40)
Cash dividends paid to shareholders	(1,982)	(1,796)
Repurchase of common stock	(9,642)	(3,810)
Net cash provided by financing activities	26,465	64,115
Effect of foreign exchange rates on cash and cash equivalents	27	(612)
Net decrease in cash and cash equivalents	(14,048)	(9,821)
Cash and cash equivalents at beginning of period	45,677	25,639
Cash and cash equivalents at end of period	$31,629	$15,818
Noncash investing and financing activities:
Purchases of property and equipment not yet paid for	$294	$370
Asset retirement obligations	$—	$155
Right-of-use assets obtained in exchange for lease obligations	$1,070	$—
Restricted common stock issued for contingent consideration	$2,250	$—
Supplemental cash flow information:
Cash paid for taxes	$844	$695
Cash paid for interest	$24	$245
Cash paid for amounts included in operating lease liabilities	$5,157	$5,039
See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE FISCAL QUARTER ENDED APRIL 3, 2021 (unaudited)
(in thousands, except share data)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares Issued	Amount
BALANCE AT JANUARY 2, 2021	7,693,497	$503	$216,999	$(8,483)	$209,019
Net income	—	—	10,501	—	10,501
Foreign currency translation adjustment	—	—	—	(111)	(111)
Issuance of restricted common stock for contingent consideration	40,039	2,250	—	—	2,250
Exercise of stock options	41,008	1,113	—	—	1,113
Share-based compensation expense	—	842	—	—	842
Restricted shares vestings	29,494	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(9,895)	(588)	—	—	(588)
Shares repurchased	(166,552)	(4,120)	(5,522)	—	(9,642)
Accrued dividends on unvested shares	—	—	5	—	5
Cash paid on dividend equivalents	—	—	(79)	—	(79)
Cash dividends paid to shareholders ($0.26 per share)	—	—	(1,982)	—	(1,982)
BALANCE AT APRIL 3, 2021	7,627,591	$—	$219,922	$(8,594)	$211,328
See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE FISCAL QUARTER ENDED MARCH 28, 2020 (unaudited)
(in thousands, except share data)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares Issued	Amount
BALANCE AT DECEMBER 28, 2019	7,814,797	$9,265	$200,249	$(11,763)	$197,751
Balance at December 29, 2019, as previously reported	7,814,797	$9,265	$200,249	(11,763)	$197,751
Cumulative effect of a change in accounting principle related to ASC 326	—	—	(203)	—	(203)
Balance at December 29, 2019, as adjusted	7,814,797	$9,265	$200,046	(11,763)	$197,548
Net income	—	—	6,468	—	6,468
Foreign currency translation adjustment	—	—	—	(2,427)	(2,427)
Exercise of stock options	8,200	151	—	—	151
Share-based compensation expense	—	655	—	—	655
Restricted shares vestings	23,884	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(7,843)	(390)	—	—	(390)
Shares repurchased	(82,613)	(3,810)	—	—	(3,810)
Accrued dividends on unvested shares	—	—	1	—	1
Cash paid on dividend equivalents	—	—	(40)	—	(40)
Cash dividends paid to shareholders ($0.23 per share)	—	—	(1,796)	—	(1,796)
BALANCE AT MARCH 28, 2020	7,756,425	$5,871	$204,679	$(14,190)	$196,360
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
Basis of Presentation
The unaudited condensed consolidated financial statements include the accounts of CRA International, Inc. and its wholly-owned subsidiaries (collectively the “Company”), which require consolidation after the elimination of intercompany accounts and transactions. These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q. Accordingly, these financial statements do not include all the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair presentation of CRA’s results of operations, financial position, cash flows, and shareholders’ equity for the interim periods presented in conformity with GAAP. Results of operations for the interim periods presented herein are not necessarily indicative of results of operations for a full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 2, 2021 included in CRA’s Annual Report on Form 10-K filed with the SEC on March 4, 2021 (the “2020 Form 10-K”).
Estimates
The preparation of financial statements in conformity with GAAP requires management to make significant estimates and judgments that affect the reported amounts of assets and liabilities, as well as the related disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of consolidated revenues and expenses during the reporting period. Estimates in these condensed consolidated financial statements include, but are not limited to, allowances for accounts receivable and unbilled services, revenue recognition on fixed price contracts, variable consideration to be included in the transaction price of revenue contracts, depreciation of property and equipment, measurement of operating lease right-of-use (“ROU”) assets and liabilities, share-based compensation, valuation of contingent consideration liabilities, valuation of acquired intangible assets, impairment of long-lived assets, goodwill, accrued and deferred income taxes, valuation allowances on deferred tax assets, accrued incentive compensation, and certain other accrued expenses. These items are monitored and analyzed by CRA for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. CRA bases its estimates on historical experience and various other assumptions that CRA believes to be reasonable under the circumstances. Actual results may differ from those estimates if CRA’s assumptions based on past experience or other assumptions do not turn out to be substantially accurate.
Common Stock and Equity
Equity transactions consist primarily of the repurchase by CRA of its common stock under its share repurchase program and the recognition of compensation expense and issuance of common stock under CRA’s 2006 Equity Incentive Plan. The Company repurchases its common stock under its share repurchase program in open market purchases (including through any Rule 10b5-1 plan adopted by CRA) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. On March 8, 2021, CRA commenced a modified "Dutch auction" self-tender offer to purchase up to $25.0 million in value of shares of its common stock, as further described in Note 11. The purchase price of repurchases is first charged against available paid-in capital (“PIC”) until PIC is exhausted, wherein purchases will be charged

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

to retained earnings. As of April 3, 2021, PIC was exhausted. CRA’s common stock has no par value. All shares repurchased have been retired.
Recent Accounting Standards Adopted
Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
CRA adopted Accounting Standards Update ("ASU") No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”) on the first day of fiscal 2021. ASU 2019-12 simplifies or clarifies accounting for income taxes by changing prior guidance related to accounting for year-to-date losses in interim periods, accounting for tax law changes in interim periods, determining when a deferred tax liability is recognized for foreign subsidiaries that transition to or from being accounted for as equity method investments, application of income tax guidance to franchise taxes that are partially based on income, and making an intra-period allocation in situations where there is a loss in continuing operations and income or gain from other items. ASU 2019-12 also introduces new guidance to evaluate whether a step up in the tax basis of goodwill relates to a business combination or a separate transaction and provides a policy election to not allocate consolidated income taxes when a member of a consolidated tax return is not subject to income tax. The adoption of the new standard did not have a material impact on CRA's financial position, results of operations, cash flows, or disclosures on the date of transition.
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
Disaggregation of Revenue
The following tables disaggregate CRA’s revenue by type of contract and geographic location (in thousands):

	Fiscal Quarter Ended
Type of Contract	April 3, 2021	March 28, 2020
Consulting services revenues
Fixed-price	$33,433	$28,988
Time-and-materials	113,085	97,170
Total	$146,518	$126,158

	Fiscal Quarter Ended
Geographic Breakdown	April 3, 2021	March 28, 2020
Consulting services revenues
United States	$117,247	$100,740
United Kingdom	23,286	19,066
Other	5,985	6,352
Total	$146,518	$126,158
Reserves for Variable Consideration and Credit Risk
Revenues from CRA's consulting services are recorded at the net transaction price, which includes estimates of variable consideration for which reserves are established. Variable consideration reserves are based on specific price concessions and

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

those expected to be extended to CRA customers estimated by CRA's historical realization rates. Reserves for variable consideration are recorded as a component of the allowances for accounts receivable and unbilled services on the condensed consolidated balance sheets. Adjustments to the reserves for variable consideration are included in revenues on the condensed consolidated statements of operations.
CRA also maintains allowances for accounts receivable and unbilled services for estimated losses resulting from clients’ failure to make required payments. CRA adopted ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASC 326") on the first day of fiscal 2020, which changed the method CRA utilizes to estimate reserves related to credit risk. As a result of the adoption, CRA recognized a $0.2 million cumulative-effect increase to allowances for accounts receivable and unbilled services and a reduction to the fiscal 2020 opening balance of retained earnings.
The following table presents CRA's bad debt expense, net of recoveries of previously written off allowances (in thousands):

	Fiscal Quarter Ended
	April 3, 2021	March 28, 2020
Bad debt expense (recovery), net	$(13)	$59
Reimbursable Expenses
Revenues also include reimbursements for costs incurred by CRA in fulfilling its performance obligations, including travel and other out-of-pocket expenses, fees for outside consultants and other reimbursable expenses. CRA recovers substantially all of these costs. The following expenses are subject to reimbursement (in thousands):

	Fiscal Quarter Ended
	April 3, 2021	March 28, 2020
Reimbursable expenses	$16,479	$16,430
Contract Balances from Contracts with Customers
CRA defines contract assets as assets for which it has recorded revenue because it determines that it is probable that it will earn a performance-based or contingent fee but is not yet entitled to receive a fee because certain events, such as completion of the measurement period or client approval, must occur. The contract assets balance was immaterial as of April 3, 2021 and January 2, 2021.
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

	April 3, 2021	January 2, 2021
Contract liabilities	$2,941	$5,527

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CRA recognized the following revenue that was included in the contract liabilities balance as of the opening of the respective period or for performance obligations satisfied in previous periods (in thousands):

	Fiscal Quarter Ended
	April 3, 2021	March 28, 2020
Amounts included in contract liabilities at the beginning of the period	$4,355	$2,906
Performance obligations satisfied in previous periods	$2,183	$3,257
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
The following table presents forgivable loan activity for the respective periods (in thousands):

	Fiscal Quarter Ended	Fiscal Year Ended
	April 3, 2021	January 2, 2021
Beginning balance	$61,613	$55,141
Advances	2,153	42,418
Reclassification from accrued expenses / to other assets (1)	—	(9,713)
Amortization	(6,295)	(26,628)
Effects of foreign currency translation	88	395
Ending balance	$57,559	$61,613
Current portion of forgivable loans	$13,196	$14,749
Non-current portion of forgivable loans	$44,363	$46,864
_______________________________
(1)Relates to the reclassification of performance awards previously recorded as accrued expenses or forgivable loans that have been reclassified to other receivables.
4. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the fiscal quarter ended April 3, 2021 are summarized as follows (in thousands):

Goodwill	$161,080
Accumulated goodwill impairment	(71,893)
Goodwill, net at January 2, 2021	89,187
Foreign currency translation adjustment	91
Goodwill, net at April 3, 2021 (1)	$89,278
_______________________________
(1)Goodwill, net at April 3, 2021, is comprised of goodwill of $161.2 million and accumulated impairment of $71.9 million.

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives. There were no impairment losses related to intangible assets during the fiscal quarter ended April 3, 2021 or during the fiscal year ended January 2, 2021.
The components of acquired identifiable intangible assets are as follows (in thousands):

	April 3, 2021	January 2, 2021
Non-competition agreements	$280	$280
Customer relationships	8,220	12,120
Total cost	8,500	12,400
Accumulated amortization	(3,661)	(7,292)
Total intangible assets, net	$4,839	$5,108
5. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	April 3, 2021	January 2, 2021
Compensation and related expenses	$85,209	$123,540
Income taxes payable	5,251	1,927
Performance awards	2,376	2,176
Other professional fees	1,635	1,541
Direct project accruals	3,116	3,988
Accrued leasehold improvements	40	52
Other	3,131	3,152
Total accrued expenses	$100,758	$136,376
As of April 3, 2021, and January 2, 2021, approximately $50.3 million and $102.6 million, respectively, of accrued bonuses were included above in “Compensation and related expenses.”
6. Income Taxes
For the fiscal quarters ended April 3, 2021 and March 28, 2020, CRA’s effective income tax rate (“ETR”) was 24.4% and 29.4%, respectively. The ETR for the first quarter of fiscal 2021 was lower than the prior year due to an increase in the tax benefit related to the accounting for stock-based compensation as well as the impact of higher pre-tax earnings in the first quarter of fiscal 2021, which diluted the permanent unfavorable differences, primarily related to the impact of the deductibility of compensation paid to executive officers, with respect to the full-year estimated ETR.
During the fourth quarter of fiscal 2020, CRA considered the operating needs of the United Kingdom ("U.K.") subsidiary, as well as the tax implications of no longer asserting indefinite reinvestment with respect to the U.K. operations. As a result of both a qualitative and quantitative analysis, previously taxed and untaxed post fiscal 2018 U.K. earnings were no longer considered permanently reinvested. Deferred taxes that are a consequence of foreign exchange translation resulting from earnings that are no longer considered permanently reinvested are recorded as a component of foreign currency translation adjustments on the condensed consolidated statements of comprehensive income. For the fiscal quarter ended April 3, 2021, CRA’s U.K. subsidiary distributed approximately £12.0 million of both previously taxed and untaxed earnings to CRA’s U.S. parent entity, the foreign currency translation impact of which was immaterial. Deferred income taxes or foreign withholding taxes, estimated to be $0.4 million, have not been recorded for other jurisdictions as those earnings are considered to be permanently reinvested.

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7. Net Income Per Share
CRA calculates basic earnings per share using the two-class method. CRA calculates diluted earnings per share using the more dilutive of either the two-class method or treasury stock method. The two-class method was more dilutive for the fiscal quarters ended April 3, 2021 and March 28, 2020.
Under the two-class method, net earnings are allocated to each class of common stock and participating security as if all the net earnings for the period had been distributed. CRA's participating securities consist of unvested share-based payment awards that contain a nonforfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common shareholders. Net earnings allocable to these participating securities were not material for the fiscal quarters ended April 3, 2021 and March 28, 2020.
The following table presents a reconciliation from net income to the net income available to common shareholders (in thousands):

	Fiscal Quarter Ended
	April 3, 2021	March 28, 2020
Net income, as reported	$10,501	$6,468
Less: net income attributable to participating shares	46	26
Net income available to common shareholders	$10,455	$6,442
The following table presents a reconciliation of basic to diluted weighted average shares of common stock outstanding (in thousands):

	Fiscal Quarter Ended
	April 3, 2021	March 28, 2020
Basic weighted average shares outstanding	7,626	7,805
Dilutive stock options and restricted stock units	205	232
Diluted weighted average shares outstanding	7,831	8,037
For the fiscal quarters ended April 3, 2021 and March 28, 2020, the anti-dilutive share-based awards that were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding amounted to 13,826 and 73,647 shares, respectively. These share-based awards each period were anti-dilutive because their exercise price exceeded the average market price over the respective period.
8. Fair Value of Financial Instruments
As of April 3, 2021, CRA did not have any financial instruments measured at fair value on a recurring basis. The following table presents CRA’s financial instruments recorded in the condensed consolidated financial statements at January 2, 2021, which are measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	January 2, 2021
	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	$150	$—	$—
Total Assets	$150	$—	$—
Liabilities:
Contingent consideration liability	$—	$—	$14,620
Total Liabilities	$—	$—	$14,620

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The fair value of CRA’s money market mutual fund share holdings was $1.00 per share.
The contingent consideration liability pertained to estimated future contingent consideration payments related to the acquisition of C1 Consulting, LLC, an independent consulting firm, and its wholly-owned subsidiary C1 Associates (collectively, “C1”). The following table summarizes the changes in the contingent consideration liabilities (in thousands):

	Fiscal Quarter Ended	Fiscal Year Ended
	April 3, 2021	January 2, 2021
Beginning balance	$14,620	$11,579
Remeasurement of acquisition-related contingent consideration	—	1,156
Accretion	380	1,885
Payment of contingent consideration	(15,000)	—
Ending balance	$—	$14,620
9. Credit Agreement
CRA is party to an amended and restated credit agreement that provides the Company with a $175.0 million revolving credit facility, which reflects an increase to the capacity by $50.0 million per an amendment to the credit agreement on January 12, 2021, and includes a $15.0 million sublimit for the issuance of letters of credit. CRA may use the proceeds of the revolving credit facility to provide working capital and for other general corporate purposes. CRA may repay any borrowings under the revolving credit facility at any time, but any borrowings must be repaid no later than October 24, 2022. There was $40.0 million in borrowings outstanding under this revolving credit facility as of April 3, 2021. There were no borrowings outstanding under this facility as of January 2, 2021.
As of April 3, 2021, the amount available under this revolving credit facility was reduced by certain letters of credit outstanding, which amounted to $4.7 million. Under the credit agreement, CRA must comply with various financial and non-financial covenants. Compliance with these financial covenants is tested on a fiscal quarterly basis. As of April 3, 2021, CRA was in compliance with the covenants of its credit agreement.
10. Commitments and Contingencies
As described in the previous note, CRA is party to standby letters of credit with its bank in support of minimum future lease payments under leases for permanent office space.
CRA is subject to legal actions arising in the ordinary course of business. In management’s opinion, based on current knowledge, CRA believes it has adequate legal defenses or insurance coverage, or both, with respect to the eventuality of such actions. CRA does not believe any settlement or judgment relating to any pending legal action would materially affect its financial position or results of operations. However, the outcome of such legal actions is inherently unpredictable and subject to inherent uncertainties.
11. Self-Tender Offer
On March 8, 2021, CRA commenced a modified "Dutch auction" self-tender offer to purchase up to $25.0 million in value of shares of its common stock at a price of not less than $66.25 per share nor greater than $76.00 per share. The self-tender offer expired on April 5, 2021. On April 8, 2021, CRA paid $25.0 million to repurchase 337,837 shares at a purchase price of $74.00 per share. The purchase price and transaction costs were funded from the revolving credit facility and cash on hand. The repurchased shares were retired.

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

12. Subsequent Events
On May 6, 2021, CRA announced that its Board of Directors declared a quarterly cash dividend of $0.26 per common share, payable on June 11, 2021 to shareholders of record as of May 25, 2021.

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
Critical Accounting Policies and Estimates
Our critical accounting policies involving the more significant estimates and judgments used in the preparation of our financial statements as of April 3, 2021 remain unchanged from January 2, 2021. Please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 2, 2021, filed with the Securities and Exchange Commission on March 4, 2021, for details on these critical accounting policies.
Recent Accounting Standards
Please refer to the sections captioned “Recent Accounting Standards Adopted” included in Note 1, “Summary of Significant Accounting Policies” in Part I, Item I, “Financial Statements” of this report.
Results of Operations—For the Fiscal Quarter Ended April 3, 2021, Compared to the Fiscal Quarter Ended March 28, 2020
The following table provides operating information as a percentage of revenues for the periods indicated:

	Fiscal Quarter Ended
	April 3, 2021	March 28, 2020
Revenues	100.0%	100.0%
Costs of services (exclusive of depreciation and amortization)	71.9	72.1
Selling, general and administrative expenses	15.8	19.1
Depreciation and amortization	2.3	2.3
Income from operations	10.0	6.4
Interest expense, net	(0.1)	(0.3)
Foreign currency gains (losses), net	(0.4)	1.1
Income before provision for income taxes	9.5	7.3
Provision for income taxes	2.3	2.1
Net income	7.2%	5.1%

Fiscal Quarter Ended April 3, 2021, Compared to the Fiscal Quarter Ended March 28, 2020
Revenues. Revenues increased by $20.3 million, or 16.1%, to $146.5 million for the first quarter of fiscal 2021 from $126.2 million for the first quarter of fiscal 2020. The increase in net revenue was a result of an increase in gross revenues of $22.1 million as compared to the first quarter of fiscal 2020, partially offset by an increase in write-offs and reserves of $1.8 million compared to the first quarter of fiscal 2020. Utilization increased to 76% for the first quarter of fiscal 2021 from 71% for the first quarter of fiscal 2020, while consultant headcount grew 4.8% from 799 at the end of the first quarter of fiscal 2020 to 837 at the end of the first quarter of fiscal 2021.
Overall, revenues outside of the U.S. represented approximately 20% of net revenues for the first quarter of fiscal 2021 and fiscal 2020. Revenues derived from fixed-price projects remained at 23% of total revenues for the first quarter of fiscal 2021 compared with the first quarter of fiscal 2020. The percentage of revenue derived from fixed-price projects depends largely on the proportion of our revenues derived from our management consulting business, which typically has a higher concentration of fixed-price service contracts.
Costs of Services (exclusive of depreciation and amortization). Costs of services (exclusive of depreciation and amortization) increased by $14.4 million, or 15.8%, to $105.4 million for the first quarter of fiscal 2021 from $91.0 million for the first quarter of fiscal 2020. The increase in costs of services was due primarily to an increase of $4.5 million in employee compensation and fringe benefit costs attributable to our increased consultant headcount, an increase in incentive and retention compensation costs of $8.9 million, and an increase in forgivable loan amortization of $0.9 million. Additionally, client reimbursable expenses increased by $0.1 million in the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020. As a percentage of revenues, costs of services (exclusive of depreciation and amortization) decreased to 71.9% for the first quarter of fiscal 2021 from 72.1% for the first quarter of fiscal 2020.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $0.9 million, or 3.8%, to $23.2 million for the first quarter of fiscal 2021 from $24.1 million for the first quarter of fiscal 2020. Within this category of expenses, there was a $1.3 million decrease in travel and entertainment, a $0.6 million decrease in legal and other professional services fees, a $0.4 million decrease in rent expense, and a $0.2 million decrease in training and marketing expenses. Partially offsetting the decrease in these expenses was a $1.0 million increase in commissions to our non-employee experts, a $0.3 million increase in software subscription and data services, and a $0.3 million increase in employee and incentive compensation for the first quarter of fiscal 2021 as compared to the first quarter of fiscal 2020.
As a percentage of revenues, selling, general and administrative expenses decreased to 15.8% for the first quarter of fiscal 2021 from 19.1% for the first quarter of fiscal 2020. Commissions to our non-employee experts increased to 2.6% of revenues for the first quarter of fiscal 2021 compared to 2.2% of revenues for the first quarter of fiscal 2020.
Provision for Income Taxes. The income tax provision was $3.4 million and the effective tax rate ("ETR") was 24.4% for the first quarter of fiscal 2021 compared to $2.7 million and 29.4% for the first quarter of fiscal 2020. The ETR for the first quarter of fiscal 2021 was lower than the prior year primarily due to an increase in the tax benefit related to the accounting for stock-based compensation as well as the impact of higher pre-tax earnings, which diluted the permanent unfavorable differences, primarily related to the impact of the deductibility of compensation paid to executive officers, with respect to the full-year estimated ETR. The effective tax rate for the first quarter of fiscal 2021 was lower than the combined federal and state statutory tax rate due to the tax benefit related to the accounting for stock-based compensation, partially offset by non-deductible items resulting primarily from limitations of compensation paid to executive officers. The effective tax rate for the first quarter of fiscal 2020 was higher than the combined federal and state statutory tax rate primarily due to non-deductible items resulting from limitations on the deductibility of compensation paid to executive officers and the deductibility of meals and entertainment.
Net Income. Net income increased by $4.0 million to $10.5 million for the first quarter of fiscal 2021 from $6.5 million for the first quarter of fiscal 2020. The net income per diluted share was $1.34 per share for the first quarter of fiscal 2021, compared to $0.80 of net income per diluted share for the first quarter of fiscal 2020. Weighted average diluted shares outstanding decreased by approximately 206,000 shares to approximately 7,831,000 shares for the first quarter of fiscal 2021 from approximately 8,037,000 shares for the first quarter of fiscal 2020. The decrease in weighted average diluted shares outstanding was primarily due to the repurchase of shares of our common stock since March 28, 2020, offset in part by the vesting of shares of restricted stock and time-vesting restricted stock units, the issuance of common stock for contingent consideration, and the exercise of stock options since March 28, 2020.

Liquidity and Capital Resources
Fiscal Quarter Ended April 3, 2021
We believe that our current cash, cash equivalents, cash generated from operations, and amounts available under our revolving credit facility will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.
General. During the fiscal quarter ended April 3, 2021, cash and cash equivalents decreased by $14.0 million. We completed the period with cash and cash equivalents of $31.6 million. The principal drivers of the reduction of cash were payment of a significant portion of our fiscal 2020 performance bonuses in this fiscal quarter, the payment of the contingent consideration liability, the repurchase of shares, and the payment of dividends, offset by net borrowings of $40.0 million.
During the fiscal quarter ended April 3, 2021, working capital (defined as current assets less current liabilities) increased by $7.6 million to $27.4 million. The increase in working capital was principally due to a decrease in accrued expenses of $35.6 million, mostly due to the payment of our fiscal 2020 performance bonuses offset by fiscal 2021 performance bonus accruals and their related taxes. The increase in working capital was also due to increases in accounts receivable and unbilled services of $3.2 million, and a decrease in the current portion of deferred compensation of $19.7 million primarily related to the payment of the contingent consideration and payment of cash awards for our long-term incentive program. Partially offsetting these increases in working capital was a decrease in cash and cash equivalents of $14.0 million and an increase in borrowings of $40.0 million.
At April 3, 2021, $9.9 million of our cash and cash equivalents was held within the U.S. We have sufficient sources of liquidity in the U.S., including cash flow from operations and availability on our revolving credit facility to fund U.S. operations for the next 12 months without the need to repatriate funds from our foreign subsidiaries.
Sources and Uses of Cash. During the fiscal quarter ended April 3, 2021, net cash used in operating activities was $39.8 million. Net income was $10.5 million for the fiscal quarter ended April 3, 2021. The primary factor in cash used in operations was the decrease in accounts payable, accrued expenses, and other liabilities of $52.9 million, due primarily to the payment of a significant portion of our fiscal 2020 performance bonuses and performance awards and the payment of the contingent consideration liability. Other uses of cash included a $3.8 million decrease in lease liabilities, a net increase of $3.1 million in accounts receivable and unbilled receivables due primarily to the increase in revenues and the timing of billings, and a $2.7 million increase in prepaid expenses and other current assets. The decrease in forgivable loans for the period of $4.1 million was primarily driven by $2.2 million of forgivable loan issuances, offset by $6.3 million of forgivable loan amortization. Cash used in operations included incentive cash award expense of $1.7 million, non-cash depreciation and amortization expense of $3.3 million, right-of-use amortization of $3.2 million, share-based compensation expenses of $0.8 million, and other non-cash expenses of $0.9 million.
During the fiscal quarter ended April 3, 2021, net cash used in investing activities was $0.7 million for capital expenditures primarily related to the purchases of office equipment.
During the fiscal quarter ended April 3, 2021, net cash provided by financing activities was $26.5 million, primarily as a result of borrowings, net of repayments, under the revolving credit facility of $40.0 million and $1.1 million received upon the issuance of shares of common stock related to the exercise of stock options. Offsetting these increases in cash were the tax withholding payments reimbursed by restricted shares of $0.6 million, payment of $2.1 million of cash dividends to shareholders, $9.6 million of repurchases of common stock, and a portion of the payment of the contingent consideration classified as a financing activity in the amount of $2.4 million.
Lease Commitments
We are a lessee under certain operating leases for office space and equipment. Certain of our operating leases have terms that impose asset retirement obligations due to office modifications or the periodic redecoration of the premises, which are included in facility-related liabilities on our consolidated balance sheets and are recorded at a value based on their estimated discounted cash flows. We expect to satisfy these lease and related obligations, as they become due, from cash generated from operations.

Indebtedness
We are party to an amended and restated credit agreement that provides us with a $175.0 million revolving credit facility, which reflects an increase to the capacity by $50.0 million per an amendment to the credit agreement on January 12, 2021, and includes a $15.0 million sublimit for the issuance of letters of credit. We may use the proceeds of the revolving credit facility to provide working capital and for other general corporate purposes. Generally, we may repay any borrowings under the revolving credit facility at any time, but we must repay all borrowings no later than October 24, 2022. There was $40.0 million in borrowings outstanding under the revolving credit facility as of April 3, 2021.
The amount available under the revolving credit facility is reduced by certain letters of credit outstanding, which amounted to $4.7 million as of April 3, 2021. Borrowings under the revolving credit facility bear interest at a rate per annum, at our election, of either (i) the adjusted base rate, as defined in the credit agreement, plus an applicable margin, which varies between 0.25% and 1.25% depending on our total leverage ratio as determined under the credit agreement, or (ii) the adjusted eurocurrency rate, as defined in the credit agreement, plus an applicable margin, which varies between 1.25% and 2.25% depending on our total leverage ratio. We are required to pay a fee on the unused portion of the revolving credit facility at a rate per annum that varies between 0.20% and 0.35% depending on our total leverage ratio. Borrowings under the revolving credit facility are secured by 100% of the stock of certain of our U.S. subsidiaries and 65% of the stock of certain of our foreign subsidiaries, which represent approximately $29.8 million in net assets as of April 3, 2021.
Under the credit agreement, we must comply with various financial and non-financial covenants. Compliance with these financial covenants is tested on a fiscal quarterly basis. Any indebtedness outstanding under the revolving credit facility may become immediately due and payable upon the occurrence of stated events of default, including our failure to pay principal, interest or fees or a violation of any financial covenant. The financial covenants require us to maintain an adjusted consolidated EBITDA to consolidated interest expense ratio of more than 2.5:1.0 and to comply with a consolidated debt to adjusted consolidated EBITDA ratio of not more than 3.0:1.0. The non-financial covenant restrictions of the senior credit agreement include, but are not limited to, our ability to incur additional indebtedness, engage in acquisitions or dispositions, and enter into business combinations. At April 3, 2021 and currently, we are in compliance with the covenants of our credit agreement.
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
Compensation Arrangements
We have entered into compensation arrangements for the payment of performance awards to certain of our employees and non-employee experts that are payable if specific performance targets are met. The financial targets may include a measure of revenue generation, profitability, or both. The amounts of the awards to be paid under these compensation arrangements could fluctuate depending on future performance during the applicable measurement periods. Increases in estimated awards are expensed prospectively over the remaining service period. Decreases in estimated awards are recorded in the period incurred We believe that we will have sufficient funds to satisfy any obligations related to the performance awards. We expect to fund any cash payments from existing cash resources, cash generated from operations, or borrowings on our revolving credit facility.
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
Business and Talent Acquisitions
As part of our business, we regularly evaluate opportunities to acquire other consulting firms, practices or groups, or other businesses. In recent years, we have typically paid for acquisitions with cash, or a combination of cash and our common stock, and we may continue to do so in the future. To pay for an acquisition, we may use cash on hand, cash generated from our operations, borrowings under our revolving credit facility, or we may pursue other forms of financing. Our ability to secure short-term and long-term debt or equity financing in the future, including our ability to refinance our credit agreement, will depend on several factors, including our future profitability, the levels of our debt and equity, restrictions under our existing revolving credit facility, and the overall credit and equity market environments.
Share Repurchases
In February 2021, our Board of Directors authorized an expansion of our existing share repurchase program, authorizing the purchase of an additional $40.0 million of our common stock. We may repurchase shares under this program in open market purchases (including through any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. During the fiscal quarter ended April 3, 2021, we repurchased and retired 166,552 shares under our share repurchase program at an average price per share of $57.93. During the fiscal quarter ended March 28, 2020, we repurchased and retired 82,613 shares under our share repurchase program at an average price per share of $46.15. As of April 3, 2021, we had approximately $40.5 million available for future repurchases under our share repurchase program. We plan to finance future repurchases with available cash, cash from future operations, and funds from our revolving credit facility. We expect to continue to repurchase shares under our share repurchase program.
Self-Tender Offer
On March 8, 2021, we commenced a modified "Dutch auction" self-tender offer to purchase up to $25.0 million in value of shares of our common stock at a price of not less than $66.25 per share nor greater than $76.00 per share. The self-tender offer expired on April 5, 2021. On April 8, 2021, we paid $25.0 million to repurchase 337,837 shares at a purchase price of $74.00 per share. The purchase price and transaction costs were funded from the revolving credit facility and cash on hand. The repurchased shares were retired.
Dividends to Shareholders
We anticipate paying regular quarterly dividends each year. These dividends are anticipated to be funded through cash flow from operations, available cash on hand, and/or borrowings under our revolving credit facility. Although we anticipate paying regular quarterly dividends on our common stock for the foreseeable future, the declaration, timing and amounts of any such dividends remain subject to the discretion of our Board of Directors. During the fiscal quarters ended April 3, 2021 and March 28, 2020, we paid dividends and dividend equivalents of $2.1 million and $1.8 million, respectively.
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
Our conclusion that we will be able to fund our cash requirements by using existing capital resources and cash generated from operations does not take into account the impact of any future acquisition transactions or any unexpected significant changes in the number of employees or other expenditures that are currently not contemplated. The anticipated cash needs of our business could change significantly if we pursue and complete additional business acquisitions, if our business plans change, if economic conditions change from those currently prevailing or from those now anticipated, or if other unexpected circumstances arise that have a material effect on the cash flow or profitability of our business. Any of these events or circumstances, including any new business opportunities, could involve significant additional funding needs in excess of the identified currently available sources and could require us to raise additional debt or equity funding to meet those needs on terms that may be less favorable compared to our current sources of capital. Our ability to raise additional capital over the next twelve months, if necessary, is subject to a variety of factors that we cannot predict with certainty, including:
•our future profitability;
•the quality of our accounts receivable;
•our relative levels of debt and equity;
•the volatility and overall condition of the capital markets; and
•the market prices of our securities.
Factors Affecting Future Performance
Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q, as well as a description of material risks we face, are set forth below under the heading “Risk Factors” and included in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 2, 2021, filed with the Securities and Exchange Commission on March 4, 2021. If any of these risks, or any risks not presently known to us or that we currently believe are not significant, develops into an actual event, then our business, financial condition, and results of operations could be adversely affected.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
For information regarding our exposure to certain market risks see Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended January 2, 2021, filed with the Securities and Exchange Commission on March 4, 2021.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. This is done in order to ensure that information we are required to disclose in the reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, our President and Chief

Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 3, 2021.
Management has concluded that the condensed consolidated financial statements included in this quarterly report on Form 10-Q present fairly, in all material aspects, our financial position at the end of, and the results of operations and cash flows for, the periods presented in conformity with accounting principles generally accepted in the United States.
Evaluation of Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated whether there were any changes in our internal control over financial reporting during the first quarter of fiscal 2021. There were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during the first quarter of fiscal 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
None.
ITEM 1A. Risk Factors
There are many risks and uncertainties that can affect our future business, financial performance or results of operations. In addition to the other information set forth in this report, please review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2021, filed with the Securities and Exchange Commission on March 4, 2021. There have been no material changes to these risk factors during the quarter ended April 3, 2021.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)On February 25, 2021, we issued 40,039 shares of common stock to certain principals of C1 Consulting, LLC (“C1 Consulting”) as partial consideration for the acquisition of substantially all of the assets of C1 Consulting pursuant to an asset purchase agreement. For the purposes of the acquisition, the agreed upon value of our common stock was $56.19 per share. No underwriters were used in the foregoing transaction. This sale of securities was made in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder for transactions by an issuer not involving a public offering.
(b)Not applicable.
(c)The following provides information about our repurchases of shares of our common stock during the fiscal quarter ended April 3, 2021. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the fiscal quarter into three periods of four weeks, four weeks, and five weeks, respectively, to coincide with our reporting periods during the first quarter of fiscal 2020.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)(2)	(b) Average Price Paid per Share(1)(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 3, 2021 to January 30, 2021	73,062	$57.60	73,062	$5,924,092
January 31, 2021 to February 27, 2021	72,619	$56.85	67,965	$42,058,408
February 28, 2021 to April 3, 2021	30,766	$61.74	25,525	$40,484,285
_______________________________
(1)During the four weeks ended February 27, 2021, we accepted 4,654 shares of our common stock as a tax withholding from certain of our employees in connection with the vesting of shares of restricted stock that occurred during the indicated period, pursuant to the terms of our 2006 equity incentive plan, at the average price of $56.44. During the five weeks ended April 3, 2021, we accepted 5,241 shares of our common stock as a tax withholding from certain of our employees in connection with the vesting of shares of restricted stock and restricted stock units that occurred during the indicated period, pursuant to the terms of our 2006 equity incentive plan, at the average price per share of $62.07.
(2)On February 4, 2021 our Board of Directors authorized an expansion to our existing share repurchase program of an additional $40.0 million of outstanding shares of our common stock. We may repurchase shares under this program in open market purchases (including through any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. During the four weeks ended January 30, 2021, we repurchased and retired 73,062 shares under this program at an average price per share of $57.60. During the four weeks ended February 27, 2021, we repurchased and retired 67,965 shares under this program at an average price per share of $56.88. During the five weeks ended April 3, 2021, we repurchased and retired 25,525 shares under this program at an average price per share of $61.67. Approximately $40.5 million was available for future repurchases under this program as of April 3, 2021. We expect to continue to repurchase shares under this program.
On March 8, 2021, we commenced a modified "Dutch auction" self-tender offer to purchase up to $25.0 million in value of shares of our common stock at a price of not less than $66.25 per share nor greater than $76.00 per share. The self-tender offer expired on April 5, 2021. On April 8, 2021, we paid $25.0 million to repurchase 337,837 shares at a purchase price of $74.00 per share. The purchase price and transaction costs were funded from the revolving credit facility and cash on hand. The repurchased shares were retired. Because the shares were repurchased on April 8, 2021, after the conclusion of the fiscal quarter reported pursuant to this Quarterly Report on Form 10-Q, such shares are not reflected in the Issuer Purchase of Equity Securities table above.
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
10.1
Incremental Amendment to Amended and Restated Credit Agreement, dated as of January 12, 2021, by and among CRA International, Inc., CRA International (UK) Limited, CRA International (Netherlands) B.V., and CRA International Limited, as the Borrowers, Citizens Bank, N.A., as Administrative Agent and a 2021 Incremental Revolving Lender, and Bank of America, N.A., as a 2021 Incremental Revolving Lender (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on January 14, 2021)

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
101
The following financial statements from CRA International, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language), as follows: (i) Condensed Consolidated Statements of Operations (unaudited) for the fiscal quarters ended April 3, 2021 and March 28, 2020, (ii) Condensed Consolidated Statements of Comprehensive Income (unaudited) for the fiscal quarters ended April 3, 2021 and March 28, 2020, (iii) Condensed Consolidated Balance Sheets (unaudited) at April 3, 2021 and January 2, 2021, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the fiscal quarters ended April 3, 2021 and March 28, 2020, (v) Condensed Consolidated Statement of Shareholders’ Equity (unaudited) for the fiscal quarters ended April 3, 2021 and March 28, 2020, and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRA INTERNATIONAL, INC.

Date: May 6, 2021	By:	/s/ PAUL A. MALEH
Paul A. Maleh
President and Chief Executive Officer

Date: May 6, 2021	By:	/s/ DANIEL K. MAHONEY
Daniel K. Mahoney
Chief Financial Officer, Executive Vice President and Treasurer