Form 10-Q
period 2021-07-03
CRA INTERNATIONAL, INC.
filed 2021-08-05
CIK 1053706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2021
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2021
Common Stock, no par value per share	7,381,781 shares

CRA International, Inc.
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements	3
	Condensed Consolidated Statements of Operations (unaudited)—Fiscal Quarters and Fiscal Year-to-Date Periods Ended July 3, 2021 and June 27, 2020	3
	Condensed Consolidated Statements of Comprehensive Income (unaudited)—Fiscal Quarters and Fiscal Year-to-Date Periods Ended July 3, 2021 and June 27, 2020	4
	Condensed Consolidated Balance Sheets (unaudited)— July 3, 2021 and January 2, 2021	5
	Condensed Consolidated Statements of Cash Flows (unaudited)—Fiscal Year-to-Date Periods Ended July 3, 2021 and June 27, 2020	6
	Condensed Consolidated Statements of Shareholders’ Equity (unaudited)—Fiscal Year-to-Date Periods Ended July 3, 2021 and June 27, 2020	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	9
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	23
ITEM 4.	Controls and Procedures	23

PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	24
ITEM 1A.	Risk Factors	24
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
ITEM 3.	Defaults Upon Senior Securities	25
ITEM 4.	Mine Safety Disclosures	25
ITEM 5.	Other Information	25
ITEM 6.	Exhibits	26
Signatures		27

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Revenues	$148,237	$123,031	$294,755	$249,189
Costs of services (exclusive of depreciation and amortization)	105,042	90,168	210,416	181,165
Selling, general and administrative expenses	24,043	21,418	47,250	45,541
Depreciation and amortization	3,215	3,106	6,516	6,049
Income from operations	15,937	8,339	30,573	16,434
Interest expense, net	(409)	(372)	(608)	(734)
Foreign currency gains (losses), net	63	(102)	(488)	1,320
Income before provision for income taxes	15,591	7,865	29,477	17,020
Provision for income taxes	4,025	1,934	7,410	4,621
Net income	$11,566	$5,931	$22,067	$12,399
Net income per share:
Basic	$1.57	$0.76	$2.94	$1.59
Diluted	$1.53	$0.75	$2.86	$1.55
Weighted average number of shares outstanding:
Basic	7,320	7,764	7,473	7,784
Diluted	7,539	7,920	7,685	7,979
See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(in thousands)

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net income	$11,566	$5,931	$22,067	$12,399
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax	(136)	536	(247)	(1,891)
Comprehensive income	$11,430	$6,467	$21,820	$10,508
See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share data)

	July 3, 2021	January 2, 2021
ASSETS
Current assets:
Cash and cash equivalents	$13,977	$45,677
Accounts receivable, net of allowances of $3,959 at July 3, 2021 and $3,595 at January 2, 2021	113,105	111,595
Unbilled services, net of allowances of $1,430 at July 3, 2021 and $1,000 at January 2, 2021	60,789	40,881
Prepaid expenses and other current assets	11,549	7,068
Forgivable loans	8,654	14,749
Total current assets	208,074	219,970
Property and equipment, net	57,997	62,878
Goodwill	89,243	89,187
Intangible assets, net	4,620	5,108
Right-of-use assets	116,868	122,144
Deferred income taxes	10,980	9,667
Forgivable loans, net of current portion	44,940	46,864
Other assets	2,243	2,692
Total assets	$534,965	$558,510
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$23,880	$19,430
Accrued expenses	99,443	136,376
Deferred revenue and other liabilities	6,044	9,866
Current portion of lease liabilities	14,088	13,557
Current portion of deferred compensation	2,773	20,902
Revolving line of credit	45,000	—
Total current liabilities	191,228	200,131
Non-current liabilities:
Deferred compensation and other non-current liabilities	12,487	9,188
Non-current portion of lease liabilities	132,488	139,447
Deferred income taxes	931	725
Total non-current liabilities	145,906	149,360
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 7,339,322 and 7,693,497 shares issued and outstanding at July 3, 2021 and January 2, 2021, respectively	1,985	503
Retained earnings	204,576	216,999
Accumulated other comprehensive loss	(8,730)	(8,483)
Total shareholders’ equity	197,831	209,019
Total liabilities and shareholders’ equity	$534,965	$558,510
See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Fiscal Year-to-Date Period Ended
	July 3, 2021	June 27, 2020
OPERATING ACTIVITIES:
Net income	$22,067	$12,399
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,516	6,049
Right-of-use asset amortization	6,437	5,894
Deferred income taxes	(1,203)	(842)
Share-based compensation expense	1,822	1,451
Accounts receivable allowances	351	(311)
Unrealized foreign currency remeasurement (gains) losses, net	(160)	34
Changes in operating assets and liabilities:
Accounts receivable	(1,735)	5,000
Unbilled services, net	(19,913)	(13,962)
Prepaid expenses and other current assets, and other assets	(4,061)	(2,766)
Forgivable loans	8,133	(25,499)
Incentive cash awards	3,329	3,028
Accounts payable, accrued expenses, and other liabilities	(50,181)	(31,623)
Lease liabilities	(7,625)	(3,152)
Net cash used in operating activities	(36,223)	(44,300)
INVESTING ACTIVITIES:
Purchases of property and equipment	(1,170)	(13,517)
Net cash used in investing activities	(1,170)	(13,517)
FINANCING ACTIVITIES:
Issuance of common stock, principally stock option exercises	2,500	569
Borrowings under revolving line of credit	70,000	77,000
Repayments under revolving line of credit	(25,000)	(18,000)
Tax withholding payments reimbursed by shares	(588)	(390)
Cash paid for contingent consideration	(2,357)	—
Cash dividends paid	(3,970)	(3,624)
Repurchase of common stock	(34,977)	(3,810)
Net cash provided by financing activities	5,608	51,745
Effect of foreign exchange rates on cash and cash equivalents	85	(760)
Net decrease in cash and cash equivalents	(31,700)	(6,832)
Cash and cash equivalents at beginning of period	45,677	25,639
Cash and cash equivalents at end of period	$13,977	$18,807
Noncash investing and financing activities:
Purchases of property and equipment not yet paid for	$124	$3,784
Asset retirement obligations	$—	$155
Right-of-use assets obtained in exchange for lease obligations	$1,070	$—
Restricted common stock issued for contingent consideration	$2,250	$—
Supplemental cash flow information:
Cash paid for taxes	$10,494	$2,057
Cash paid for interest	$379	$676
Cash paid for amounts included in operating lease liabilities	$10,325	$9,243
See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE FISCAL YEAR-TO-DATE PERIOD ENDED JULY 3, 2021 (unaudited)
(in thousands, except share data)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares Issued	Amount
BALANCE AT JANUARY 2, 2021	7,693,497	$503	$216,999	$(8,483)	$209,019
Net income	—	—	10,501	—	10,501
Foreign currency translation adjustment	—	—	—	(111)	(111)
Issuance of restricted common stock for contingent consideration	40,039	2,250	—	—	2,250
Exercise of stock options	41,008	1,113	—	—	1,113
Share-based compensation expense	—	842	—	—	842
Restricted shares vestings	29,494	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(9,895)	(588)	—	—	(588)
Shares repurchased	(166,552)	(4,120)	(5,522)	—	(9,642)
Accrued dividends on unvested shares	—	—	5	—	5
Cash dividends paid ($0.26 per share)	—	—	(2,061)	—	(2,061)
BALANCE AT APRIL 3, 2021	7,627,591	$—	$219,922	$(8,594)	$211,328
Net income	—	—	11,566	—	11,566
Foreign currency translation adjustment	—	—	—	(136)	(136)
Exercise of stock options	48,562	1,387	—	—	1,387
Share-based compensation expense	—	980	—	—	980
Restricted shares vestings	1,006	—	—	—	—
Shares repurchased	(337,837)	(382)	(24,953)	—	(25,335)
Accrued dividends on unvested shares	—	—	(50)	—	(50)
Cash dividends paid ($0.26 per share)	—	—	(1,909)	—	(1,909)
BALANCE AT JULY 3, 2021	7,339,322	$1,985	$204,576	$(8,730)	$197,831
See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE FISCAL YEAR-TO-DATE PERIOD ENDED JUNE 27, 2020 (unaudited)
(in thousands, except share data)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares Issued	Amount
BALANCE AT DECEMBER 28, 2019	7,814,797	$9,265	$200,249	$(11,763)	$197,751
Balance at December 29, 2019, as previously reported	7,814,797	$9,265	$200,249	(11,763)	$197,751
Cumulative effect of a change in accounting principle related to ASC 326	—	—	(203)	—	(203)
Balance at December 29, 2019, as adjusted	7,814,797	$9,265	$200,046	(11,763)	$197,548
Net income	—	—	6,468	—	6,468
Foreign currency translation adjustment	—	—	—	(2,427)	(2,427)
Exercise of stock options	8,200	151	—	—	151
Share-based compensation expense	—	655	—	—	655
Restricted shares vestings	23,884	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(7,843)	(390)	—	—	(390)
Shares repurchased	(82,613)	(3,810)	—	—	(3,810)
Accrued dividends on unvested shares	—	—	1	—	1
Cash dividends paid ($0.23 per share)	—	—	(1,836)	—	(1,836)
BALANCE AT MARCH 28, 2020	7,756,425	$5,871	$204,679	(14,190)	$196,360
Net income	—	—	5,931	—	5,931
Foreign currency translation adjustment	—	—	—	536	536
Exercise of stock options	22,611	418	—	—	418
Share-based compensation expense	—	796	—	—	796
Restricted shares vestings	513	—	—	—	—
Accrued dividends on unvested shares	—	—	(38)	—	(38)
Cash dividends paid ($0.23 per share)	—	—	(1,788)	—	(1,788)
BALANCE AT JUNE 27, 2020	7,779,549	$7,085	$208,784	$(13,654)	$202,215
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
Basis of Presentation
The unaudited condensed consolidated financial statements include the accounts of CRA International, Inc. and its wholly-owned subsidiaries (collectively the “Company”), which require consolidation after the elimination of intercompany accounts and transactions. These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q. Accordingly, these financial statements do not include all the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair presentation of CRA’s results of operations, financial position, cash flows, and shareholders’ equity for the interim periods presented in conformity with GAAP. Results of operations for the interim periods presented herein are not necessarily indicative of results of operations for a full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 2, 2021 included in CRA’s Annual Report on Form 10-K filed with the SEC on March 4, 2021 (the “2020 Form 10-K”). Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported results of operations, financial position, or cash flows.
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
Common Stock and Equity
Equity transactions consist primarily of the repurchase by CRA of its common stock under its share repurchase program and the recognition of compensation expense and issuance of common stock under CRA’s 2006 Equity Incentive Plan. The Company repurchases its common stock under its share repurchase program in open market purchases (including through any Rule 10b5-1 plan adopted by CRA) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. During the fiscal quarter ended July 3, 2021, CRA repurchased shares of its common stock through a modified "Dutch auction" self-tender offer, as further described in Note 11.

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
Disaggregation of Revenue
The following tables disaggregate CRA’s revenue by type of contract and geographic location (in thousands):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
Type of Contract	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Consulting services revenues
Fixed-price	$36,245	$30,783	$69,678	$59,771
Time-and-materials	111,992	92,248	225,077	189,418
Total	$148,237	$123,031	$294,755	$249,189

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
Geographic Breakdown	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Consulting services revenues
United States	$120,810	$99,416	$238,057	$200,156
United Kingdom	19,740	17,931	43,026	36,997
Other	7,687	5,684	13,672	12,036
Total	$148,237	$123,031	$294,755	$249,189

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
The following table presents CRA's bad debt expense, net of recoveries of previously written off allowances (in thousands):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Bad debt expense (recovery), net	$2	$(102)	$(11)	$(43)
Reimbursable Expenses
Revenues also include reimbursements for costs incurred by CRA in fulfilling its performance obligations, including travel and other out-of-pocket expenses, fees for outside consultants and other reimbursable expenses. CRA recovers substantially all of these costs. The following expenses are subject to reimbursement (in thousands):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Reimbursable expenses	$17,176	$14,815	$33,655	$31,245
Contract Balances from Contracts with Customers
CRA defines contract assets as assets for which it has recorded revenue because it determines that it is probable that it will earn a performance-based or contingent fee but is not yet entitled to receive a fee because certain events, such as completion of the measurement period or client approval, must occur. The contract assets balance was immaterial as of July 3, 2021 and January 2, 2021.
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

	July 3, 2021	January 2, 2021
Contract liabilities	$1,893	$5,527

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CRA recognized the following revenue that was included in the contract liabilities balance as of the opening of the respective period or for performance obligations satisfied in previous periods (in thousands):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Amounts included in contract liabilities at the beginning of the period	$2,220	$2,940	$5,057	$3,250
Performance obligations satisfied in previous periods	$4,471	$3,554	$2,684	$4,075
3. Forgivable Loans
In order to attract and retain highly skilled professionals, CRA may issue forgivable loans to employees and non-employee experts, certain of which may be denominated in local currencies. A portion of these loans is collateralized. The principal amount of forgivable loans and accrued interest is forgiven by CRA over the term of the loans, so long as the employee or non-employee expert continues employment or affiliation with CRA and complies with certain contractual requirements. The expense associated with the forgiveness of the principal amount of the loans is recorded as compensation expense over the service period, which is consistent with the term of the loans.
The following table presents forgivable loan activity for the respective periods (in thousands):

	Fiscal Year-to-Date Period Ended	Fiscal Year Ended
	July 3, 2021	January 2, 2021
Beginning balance	$61,613	$55,141
Advances	4,530	42,418
Reclassifications from accrued expenses or to other assets (1)	—	(9,713)
Amortization	(12,656)	(26,628)
Effects of foreign currency translation	107	395
Ending balance	$53,594	$61,613
Current portion of forgivable loans	$8,654	$14,749
Non-current portion of forgivable loans	$44,940	$46,864
_______________________________
(1)Relates to the reclassification of performance awards previously recorded as accrued expenses or forgivable loans that have been reclassified to other receivables.
4. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the fiscal year-to-date period ended July 3, 2021 are summarized as follows (in thousands):

Goodwill	$161,080
Accumulated goodwill impairment	(71,893)
Goodwill, net at January 2, 2021	89,187
Foreign currency translation adjustment	56
Goodwill, net at July 3, 2021 (1)	$89,243

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

_______________________________
(1)Goodwill, net at July 3, 2021, is comprised of goodwill of $161.1 million and accumulated impairment of $71.9 million.
Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their expected useful lives. There were no impairment losses related to intangible assets during the fiscal quarter ended July 3, 2021 or during the fiscal year ended January 2, 2021.
The components of acquired identifiable intangible assets are as follows (in thousands):

	July 3, 2021	January 2, 2021
Non-competition agreements	$280	$280
Customer relationships	8,220	12,120
Total cost	8,500	12,400
Accumulated amortization	(3,880)	(7,292)
Total intangible assets, net	$4,620	$5,108
5. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	July 3, 2021	January 2, 2021
Compensation and related expenses	$89,954	$123,540
Income taxes payable	449	1,927
Performance awards	2,103	2,176
Other professional fees	1,655	1,541
Direct project accruals	2,442	3,988
Accrued leasehold improvements	40	52
Other	2,800	3,152
Total accrued expenses	$99,443	$136,376
As of July 3, 2021, and January 2, 2021, approximately $67.5 million and $102.6 million, respectively, of accrued bonuses were included above in “Compensation and related expenses.”
6. Income Taxes
For the fiscal quarters ended July 3, 2021 and June 27, 2020, CRA’s effective income tax rate (“ETR”) was 25.8% and 24.6%, respectively. The ETR for the second quarter of fiscal 2021 was higher than the prior year primarily due to the prior year's tax impact of increased forecasted profit as compared to the fiscal quarter ended March 28, 2020, that was non-recurring in the current year. The rate was also higher this year as a result of the remeasurement of the U.K.'s long-term deferred tax liabilities stemming from the enactment of a U.K. statutory tax rate increase offset by an increase in the tax benefit related to the accounting for stock-based compensation.
For the fiscal year-to-date periods ended July 3, 2021 and June 27, 2020, CRA's ETR was 25.1% and 27.2%, respectively. The ETR for the current fiscal year-to-date period was lower than the prior year due in part to the higher year-to-date profit to dilute the tax impact of non-deductible items resulting primarily from limitations on the deductibility of compensation paid to executive officers. The rate was also lower due to an increase in the tax benefit related to the accounting for stock-based compensation partially offset by the impact of U.K. statutory tax rate increase.

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
7. Net Income Per Share
CRA calculates basic earnings per share using the two-class method. CRA calculates diluted earnings per share using the more dilutive of either the two-class method or treasury stock method. The two-class method was more dilutive for the fiscal quarters and fiscal year-to-date periods ended July 3, 2021 and June 27, 2020.
Under the two-class method, net earnings are allocated to each class of common stock and participating security as if all the net earnings for the period had been distributed. CRA's participating securities consist of unvested share-based payment awards that contain a nonforfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common shareholders. Net earnings allocable to these participating securities were not material for the fiscal quarters and fiscal year-to-date periods ended July 3, 2021 and June 27, 2020.
The following table presents a reconciliation from net income to the net income available to common shareholders (in thousands):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net income, as reported	$11,566	$5,931	$22,067	$12,399
Less: net income attributable to participating shares	51	22	97	49
Net income available to common shareholders	$11,515	$5,909	$21,970	$12,350
The following table presents a reconciliation of basic to diluted weighted average shares of common stock outstanding (in thousands):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Basic weighted average shares outstanding	7,320	7,764	7,473	7,784
Dilutive stock options and restricted stock units	219	156	212	195
Diluted weighted average shares outstanding	7,539	7,920	7,685	7,979
The following table presents the anti-dilutive share-based awards that were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding. For the fiscal quarter and fiscal year-to-date period ended June 27, 2020, the share-based awards each period were anti-dilutive because their exercise price exceeded the average market price over the respective period. There were no anti-dilutive shares for the fiscal quarter and fiscal year-to-date period ended July 3, 2021.

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Anti-dilutive share-based awards excluded	—	106,018	—	44,069
8. Fair Value of Financial Instruments
As of July 3, 2021, CRA did not have any financial instruments measured at fair value on a recurring basis. The following table presents CRA’s financial instruments recorded in the condensed consolidated financial statements at January 2, 2021, which are measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

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
The contingent consideration liability pertained to estimated future contingent consideration payments related to the acquisition of C1 Consulting, LLC, an independent consulting firm, and its wholly-owned subsidiary C1 Associates (collectively, “C1”). The following table summarizes the changes in the contingent consideration liabilities (in thousands):

	Fiscal Year-to-Date Period Ended	Fiscal Year Ended
	July 3, 2021	January 2, 2021
Beginning balance	$14,620	$11,579
Remeasurement of acquisition-related contingent consideration	—	1,156
Accretion	380	1,885
Payment of contingent consideration	(15,000)	—
Ending balance	$—	$14,620
9. Credit Agreement
CRA is party to an amended and restated credit agreement that provides the Company with a $175.0 million revolving credit facility, which reflects an increase to the capacity by $50.0 million per an amendment to the credit agreement on January 12, 2021, and includes a $15.0 million sublimit for the issuance of letters of credit. CRA may use the proceeds of the revolving credit facility to provide working capital and for other general corporate purposes. CRA may repay any borrowings under the revolving credit facility at any time, but any borrowings must be repaid no later than October 24, 2022. There was $45.0 million in borrowings outstanding under this revolving credit facility as of July 3, 2021. There were no borrowings outstanding under this facility as of January 2, 2021.
As of July 3, 2021, the amount available under this revolving credit facility was reduced by certain letters of credit outstanding, which amounted to $4.4 million. Under the credit agreement, CRA must comply with various financial and non-financial covenants. Compliance with these financial covenants is tested on a fiscal quarterly basis. As of July 3, 2021, CRA was in compliance with the covenants of its credit agreement.

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
11. Self-Tender Offer
On March 8, 2021, CRA commenced a modified "Dutch auction" self-tender offer to purchase up to $25.0 million in value of shares of its common stock at a price of not less than $66.25 per share nor greater than $76.00 per share. The self-tender offer expired on April 5, 2021. On April 8, 2021, CRA paid $25.3 million, including transaction costs, to repurchase 337,837 shares at a purchase price of $74.00 per share. The purchase price and transaction costs were funded from the revolving credit facility and cash on hand. The repurchased shares were retired.
12. Subsequent Events
On August 5, 2021, CRA announced that its Board of Directors declared a quarterly cash dividend of $0.26 per common share, payable on September 10, 2021 to shareholders of record as of August 31, 2021.

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
Critical Accounting Policies and Estimates
Our critical accounting policies involving the more significant estimates and judgments used in the preparation of our financial statements as of July 3, 2021 remain unchanged from January 2, 2021. Please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 2, 2021, filed with the Securities and Exchange Commission on March 4, 2021, for details on these critical accounting policies.
Recent Accounting Standards
Please refer to the sections captioned “Recent Accounting Standards Adopted” included in Note 1, “Summary of Significant Accounting Policies” in Part I, Item I, “Financial Statements” of this report.
Results of Operations—For the Fiscal Quarter and Fiscal Year-to-Date Periods Ended July 3, 2021, Compared to the Fiscal Quarter and Fiscal Year-to-Date Periods Ended June 27, 2020
The following table provides operating information as a percentage of revenues for the periods indicated:

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Revenues	100.0%	100.0%	100.0%	100.0%
Costs of services (exclusive of depreciation and amortization)	70.9	73.3	71.4	72.7
Selling, general and administrative expenses	16.2	17.4	16.0	18.3
Depreciation and amortization	2.2	2.5	2.2	2.4
Income from operations	10.8	6.8	10.4	6.6
Interest expense, net	(0.3)	(0.3)	(0.2)	(0.3)
Foreign currency gains (losses), net (1)	—	(0.1)	(0.2)	0.5
Income before provision for income taxes	10.5	6.4	10.0	6.8
Provision for income taxes	2.7	1.6	2.5	1.9
Net income	7.8%	4.8%	7.5%	5.0%
_______________________________
(1)Percentage calculates to less than 0.1% for the fiscal quarter ended July 3, 2021.

Fiscal Quarter Ended July 3, 2021, Compared to the Fiscal Quarter Ended June 27, 2020
Revenues. Revenues increased by $25.2 million, or 20.5%, to $148.2 million for the second quarter of fiscal 2021 from $123.0 million for the second quarter of fiscal 2020. The increase in net revenue was a result of an increase in gross revenues of $25.5 million as compared to the second quarter of fiscal 2020, partially offset by an increase in write-offs and reserves of $0.3 million compared to the second quarter of fiscal 2020. Utilization increased to 75% for the second quarter of fiscal 2021 from 66% for the second quarter of fiscal 2020, while consultant headcount grew 3.9% from 802 at the end of the second quarter of fiscal 2020 to 833 at the end of the second quarter of fiscal 2021.
Overall, revenues outside of the U.S. represented approximately 19% of net revenues for the second quarter of fiscal 2021 and fiscal 2020. Revenues derived from fixed-price projects decreased to 24% of total revenues for the second quarter of fiscal 2021 compared with 25% of net revenue for the second quarter of fiscal 2020. The percentage of revenue derived from fixed-price projects depends largely on the proportion of our revenues derived from our management consulting business, which typically has a higher concentration of fixed-price service contracts.
Costs of Services (exclusive of depreciation and amortization). Costs of services (exclusive of depreciation and amortization) increased by $14.8 million, or 16.5%, to $105.0 million for the second quarter of fiscal 2021 from $90.2 million for the second quarter of fiscal 2020. The increase in costs of services was due primarily to an increase of $3.5 million in employee compensation and fringe benefit costs attributable to our increased consultant headcount, an increase in incentive and retention compensation costs of $8.8 million, and an increase in forgivable loan amortization of $0.3 million. Additionally, client reimbursable expenses increased by $2.4 million in the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020. As a percentage of revenues, costs of services (exclusive of depreciation and amortization) decreased to 70.9% for the second quarter of fiscal 2021 from 73.3% for the second quarter of fiscal 2020.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2.6 million, or 12.3%, to $24.0 million for the second quarter of fiscal 2021 from $21.4 million for the second quarter of fiscal 2020. Within this category of expenses, there was a $1.8 million increase in commissions to our non-employee experts, a $0.8 million increase in employee and incentive compensation, a $0.1 million increase in bad debt expense, and a $0.8 million increase in miscellaneous and other costs. Partially offsetting the increase in these expenses was a $0.9 million decrease in rent expense for the second quarter of fiscal 2021 as compared to the second quarter of fiscal 2020.
As a percentage of revenues, selling, general and administrative expenses decreased to 16.2% for the second quarter of fiscal 2021 from 17.4% for the second quarter of fiscal 2020. Commissions to our non-employee experts increased to 3.2% of revenues for the second quarter of fiscal 2021 compared to 2.4% of revenues for the second quarter of fiscal 2020.
Provision for Income Taxes. The income tax provision was $4.0 million and the effective tax rate ("ETR") was 25.8% for the second quarter of fiscal 2021 compared to $1.9 million and 24.6% for the second quarter of fiscal 2020. The ETR for the second quarter of fiscal 2021 was higher than the prior year primarily due to the prior year's tax impact of increased forecasted profit as compared to the fiscal quarter ended March 28, 2020, that was non-recurring in the current year. The rate was also higher this year as a result of the remeasurement of the U.K.'s long-term deferred tax liabilities stemming from the enactment of a U.K. statutory tax rate increase offset by an increase in the tax benefit related to the accounting for stock-based compensation. The ETR for the second quarter of fiscal 2021 was lower than the combined federal and state statutory tax rate due to the tax benefit related to the accounting for stock-based compensation, partially offset by non-deductible items resulting primarily from limitations of compensation paid to executive officers and the impact of the U.K. statutory tax rate change. The ETR for the second quarter of fiscal 2020 was lower than the combined federal and state statutory tax rate due to the tax benefit related to the accounting for stock-based compensation as well as the impact of continued strong profit generation, partially offset by non-deductible items resulting primarily from limitations on the deductibility of compensation paid to executive officers and meals and entertainment.
Net Income. Net income increased by $5.7 million to $11.6 million for the second quarter of fiscal 2021 from $5.9 million for the second quarter of fiscal 2020. The net income per diluted share was $1.53 per share for the second quarter of fiscal 2021, compared to $0.75 of net income per diluted share for the second quarter of fiscal 2020. Weighted average diluted shares outstanding decreased by approximately 381,000 shares to approximately 7,539,000 shares for the second quarter of fiscal 2021 from approximately 7,920,000 shares for the second quarter of fiscal 2020. The decrease in weighted average diluted shares outstanding was primarily due to the repurchase of shares of our common stock since June 27, 2020, offset in part by the vesting of shares of restricted stock and time-vesting restricted stock units, the issuance of common stock for contingent consideration, and the exercise of stock options since June 27, 2020.

Fiscal Year-to-Date Period Ended July 3, 2021, Compared to the Fiscal Year-to-Date Period Ended June 27, 2020
Revenues. Revenues increased by $45.6 million, or 18.3%, to $294.8 million for the fiscal year-to-date period ended July 3, 2021 from $249.2 million for the fiscal year-to-date period ended June 27, 2020. The increase in net revenue was a result of an increase in gross revenues of $47.6 million as compared to the fiscal year-to-date period ended June 27, 2020, and a increase in write-offs and reserves of $2.0 million as compared to the fiscal year-to-date period ended June 27, 2020. Utilization increased to 76% for the fiscal year-to-date period ended July 3, 2021 from 68% for the fiscal year-to-date period ended June 27, 2020, while consultant headcount grew 3.9% from 802 at the end of the second quarter of fiscal 2020 to 833 at the end of the second quarter of fiscal 2021.
Overall, revenues outside of the U.S. represented approximately 19% and 20% of net revenues for the fiscal year-to-date periods ended July 3, 2021 and June 27, 2020, respectively. Revenues derived from fixed-price projects were 24% of net revenues for each of the fiscal year-to-date periods ended July 3, 2021 and June 27, 2020. The percentage of revenue derived from fixed-price projects depends largely on the proportion of our revenues derived from our management consulting business, which typically has a higher concentration of fixed-price service contracts.
Costs of Services (exclusive of depreciation and amortization). Costs of services (exclusive of depreciation and amortization) increased by $29.2 million, or 16.1%, to $210.4 million for the fiscal year-to-date period ended July 3, 2021 from $181.2 million for the fiscal year-to-date period ended June 27, 2020. The increase in costs of services was due primarily to an increase of $8.0 million in employee compensation and fringe benefit costs associated with our increased consulting headcount, an increase in incentive and retention compensation costs of $19.0 million, an increase in forgivable loan amortization of $1.2 million, partially offset by a decrease in expense related to other compensation of $0.9 million, and a decrease in the valuation expense of the contingent consideration of $0.6 million. Additionally, client reimbursable expenses increased by $2.5 million in the fiscal year-to-date period ended July 3, 2021 compared to the fiscal year-to-date period ended June 27, 2020. As a percentage of revenues, costs of services (exclusive of depreciation and amortization) decreased to 71.4% for the fiscal year-to-date period ended July 3, 2021 from 72.7% for the fiscal year-to-date period ended June 27, 2020.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.8 million, or 3.8%, to $47.3 million for the fiscal year-to-date period ended July 3, 2021 from $45.5 million for the fiscal year-to-date period ended June 27, 2020. Within this category of expenses, there was a $2.8 million increase in commissions to our non-employee experts, a $1.4 million increase in employee and incentive compensation, and a $0.8 million increase in miscellaneous and other costs. Partially offsetting the increase in these expenses was a $1.1 million decrease in travel and entertainment, a $0.8 million decrease in legal and other professional services fees, and a $1.3 million decrease in rent expense for the fiscal year-to-date period ended July 3, 2021 as compared to the fiscal year-to-date period ended June 27, 2020.
As a percentage of revenues, selling, general and administrative expenses decreased to 16.0% for the fiscal year-to-date period ended July 3, 2021 from 18.3% for the fiscal year-to-date period ended June 27, 2020. Commissions to our non-employee experts increased to 2.9% of revenues for the fiscal year-to-date period ended July 3, 2021 compared to 2.3% of revenues for the fiscal year-to-date period ended June 27, 2020.
Provision for Income Taxes. For the fiscal year-to-date period ended July 3, 2021, our income tax provision was $7.4 million, and the ETR was 25.1%, compared to $4.6 million and 27.2% for the fiscal year-to-date period ended June 27, 2020. The ETR for the fiscal year-to-date period ended July 3, 2021 was lower than the prior year due in part to the higher year-to-date profit to dilute the tax impact of non-deductible items resulting primarily from limitations of compensation paid to executive officers. The rate was also lower due to an increase in the tax benefit related to the accounting for stock-based compensation partially offset by the impact of the U.K. statutory tax rate increase. The ETR in the fiscal year-to-date period ended July 3, 2021 was lower than the combined federal and state statutory tax rate due to the tax benefit related to accounting for stock-based compensation, partially offset by non-deductible items resulting primarily from limitations on the deductibility of compensation paid to executive officers and the impact of the U.K. statutory tax rate change. The ETR for the fiscal year-to-date period ended June 27, 2020 was the same as the combined federal and state statutory tax rate but included the effect of offsetting adjustments primarily driven by the tax benefit on stock-based compensation and non-deductible items resulting from limitations on the deductibility of compensation paid to executive officers and meals and entertainment.
Net Income. Net income increased by $9.7 million to $22.1 million for the fiscal year-to-date period ended July 3, 2021 from $12.4 million for the fiscal year-to-date period ended June 27, 2020. The diluted net income per share was $2.86 for the fiscal year-to-date period ended July 3, 2021, compared to diluted net income per share of $1.55 for the fiscal year-to-date period ended June 27, 2020. Weighted average diluted shares outstanding decreased by approximately 294,000 to approximately 7,685,000 shares for the fiscal year-to-date period ended July 3, 2021 from approximately 7,979,000 shares for the fiscal year-to-date period ended June 27, 2020. The decrease in weighted average diluted shares outstanding was primarily due to the repurchase of shares of our common stock since June 27, 2020, offset in part by the vesting of restricted stock and time-vesting restricted stock units, the issuance of common stock for contingent consideration, and the exercise of stock options since June 27, 2020.
Liquidity and Capital Resources
Fiscal Year-to-Date Period Ended July 3, 2021
We believe that our current cash, cash equivalents, cash generated from operations, and amounts available under our revolving credit facility will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.
General. During the fiscal year-to-date period ended July 3, 2021, cash and cash equivalents decreased by $31.7 million. We completed the period with cash and cash equivalents of $14.0 million. The principal drivers of the reduction of cash were payment of a significant portion of our fiscal 2020 performance bonuses in the first and second fiscal quarters of fiscal 2021, the payment of the contingent consideration liability, the repurchase of shares, and the payment of dividends, offset by net borrowings of $45.0 million.
During the fiscal year-to-date period ended July 3, 2021, working capital (defined as current assets less current liabilities) decreased by $3.0 million to $16.8 million. The decrease in working capital was principally due to a decrease in cash and cash equivalents of $31.7 million and an increase in borrowings of $45.0 million. Partially offsetting these decreases in working capital was a decrease in accrued expenses of $36.9 million, an increase in accounts receivable and unbilled services of $21.4 million, a decrease in the current portion of our forgivable loans of $6.1 million, and a decrease in the current portion of deferred compensation of $18.1 million.
At July 3, 2021, $3.7 million of our cash and cash equivalents was held within the U.S. We have sufficient sources of liquidity in the U.S., including cash flow from operations and availability on our revolving credit facility to fund U.S. operations for the next 12 months without the need to repatriate funds from our foreign subsidiaries.
Sources and Uses of Cash. During the fiscal year-to-date period ended July 3, 2021, net cash used in operating activities was $36.2 million. Net income was $22.1 million for the fiscal year-to-date period ended July 3, 2021. The primary factor in cash used in operations was the decrease in accounts payable, accrued expenses, and other liabilities of $50.2 million, due primarily to the payment of a significant portion of our fiscal 2020 performance bonuses and performance awards and the payment of the contingent consideration liability. Other uses of cash included a $7.6 million decrease in lease liabilities, a net increase of $21.2 million in accounts receivable and unbilled receivables due primarily to the increase in revenues and the timing of billings, and a $4.1 million increase in prepaid expenses and other current assets primarily related to the timing of renewing annual subscriptions. The decrease in forgivable loans for the period of $8.1 million was primarily driven by $4.5 million of forgivable loan issuances, offset by $12.6 million of forgivable loan amortization. Cash used in operations included incentive cash award expense of $3.3 million, non-cash depreciation and amortization expense of $6.5 million, right-of-use amortization of $6.4 million, share-based compensation expenses of $1.8 million, and other non-cash benefits of $1.3 million.
During the fiscal year-to-date period ended July 3, 2021, net cash used in investing activities was $1.2 million for capital expenditures primarily related to purchases of office equipment.
During the fiscal year-to-date period ended July 3, 2021, net cash provided by financing activities was $5.6 million, primarily as a result of borrowings, net of repayments, under the revolving credit facility of $45.0 million and $2.5 million received upon the issuance of shares of common stock related to the exercise of stock options. Offsetting these increases in cash were the tax withholding payments reimbursed by restricted shares of $0.6 million, payment of $4.0 million of cash dividends and dividend equivalents, $35.0 million of repurchases of common stock, and a portion of the payment of the contingent consideration classified as a financing activity in the amount of $2.4 million.
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

Indebtedness
We are party to an amended and restated credit agreement that provides us with a $175.0 million revolving credit facility, which reflects an increase to the capacity by $50.0 million per an amendment to the credit agreement on January 12, 2021, and includes a $15.0 million sublimit for the issuance of letters of credit. We may use the proceeds of the revolving credit facility to provide working capital and for other general corporate purposes. Generally, we may repay any borrowings under the revolving credit facility at any time, but we must repay all borrowings no later than October 24, 2022. There was $45.0 million in borrowings outstanding under the revolving credit facility as of July 3, 2021.
The amount available under the revolving credit facility is reduced by certain letters of credit outstanding, which amounted to $4.4 million as of July 3, 2021. Borrowings under the revolving credit facility bear interest at a rate per annum, at our election, of either (i) the adjusted base rate, as defined in the credit agreement, plus an applicable margin, which varies between 0.25% and 1.25% depending on our total leverage ratio as determined under the credit agreement, or (ii) the adjusted eurocurrency rate, as defined in the credit agreement, plus an applicable margin, which varies between 1.25% and 2.25% depending on our total leverage ratio. We are required to pay a fee on the unused portion of the revolving credit facility at a rate per annum that varies between 0.20% and 0.35% depending on our total leverage ratio. Borrowings under the revolving credit facility are secured by 100% of the stock of certain of our U.S. subsidiaries and 65% of the stock of certain of our foreign subsidiaries, which represent approximately $31.3 million in net assets as of July 3, 2021.
Under the credit agreement, we must comply with various financial and non-financial covenants. Compliance with these financial covenants is tested on a fiscal quarterly basis. Any indebtedness outstanding under the revolving credit facility may become immediately due and payable upon the occurrence of stated events of default, including our failure to pay principal, interest or fees or a violation of any financial covenant. The financial covenants require us to maintain an adjusted consolidated EBITDA to consolidated interest expense ratio of more than 2.5:1.0 and to comply with a consolidated debt to adjusted consolidated EBITDA ratio of not more than 3.0:1.0. The non-financial covenant restrictions of the senior credit agreement include, but are not limited to, our ability to incur additional indebtedness, engage in acquisitions or dispositions, and enter into business combinations. At July 3, 2021 and currently, we are in compliance with the covenants of our credit agreement.
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
During the fiscal quarter ended July 3, 2021, we did not repurchase any shares under this share repurchase program. Refer to the section titled "Self-Tender Offer" below for discussion of shares repurchased under our modified "Dutch auction" self-tender offer. For the fiscal year-to-date period ended July 3, 2021, we repurchased and retired 166,552 shares under our share repurchase program at an average price per share of $57.93. During the fiscal quarter ended June 27, 2020, we did not repurchase any shares under our share repurchase program. During the fiscal year-to-date period ended June 27, 2020, we repurchased and retired 82,613 shares under our share repurchase program at an average price per share of $46.15. As of July 3, 2021, we had approximately $40.5 million available for future repurchases under our share repurchase program. We plan to finance future repurchases with available cash, cash from future operations, and funds from our revolving credit facility. We expect to continue to repurchase shares under our share repurchase program.
Self-Tender Offer
On March 8, 2021, we commenced a modified "Dutch auction" self-tender offer to purchase up to $25.0 million in value of shares of our common stock at a price of not less than $66.25 per share nor greater than $76.00 per share. The self-tender offer expired on April 5, 2021. On April 8, 2021, we paid $25.3 million, including transaction costs, to repurchase 337,837 shares at a purchase price of $74.00 per share. The purchase price and transaction costs were funded from the revolving credit facility and cash on hand. The repurchased shares were retired.
Dividends to Shareholders
We anticipate paying regular quarterly dividends each year. These dividends are anticipated to be funded through cash flow from operations, available cash on hand, and/or borrowings under our revolving credit facility. Although we anticipate paying regular quarterly dividends on our common stock for the foreseeable future, the declaration, timing and amounts of any such dividends remain subject to the discretion of our Board of Directors. During the fiscal quarter and fiscal year-to-date period ended July 3, 2021, we paid dividends and dividend equivalents of $1.9 million and $4.0 million, respectively. During the fiscal quarter and fiscal year-to-date period ended June 27, 2020, we paid dividends and dividend equivalents of $1.8 million and $3.6 million, respectively.
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
•potential contingent obligations related to our acquisitions; and
•other known future contractual obligations.
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
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. This is done in order to ensure that information we are required to disclose in the reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 3, 2021.
Management has concluded that the condensed consolidated financial statements included in this quarterly report on Form 10-Q present fairly, in all material aspects, our financial position at the end of, and the results of operations and cash flows for, the periods presented in conformity with accounting principles generally accepted in the United States.
Evaluation of Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated whether there were any changes in our internal control over financial reporting during the second quarter of fiscal 2021. There were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during the second quarter of fiscal 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
None.
ITEM 1A. Risk Factors
There are many risks and uncertainties that can affect our future business, financial performance or results of operations. In addition to the other information set forth in this report, please review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2021, filed with the Securities and Exchange Commission on March 4, 2021. There have been no material changes to these risk factors during the quarter ended July 3, 2021.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)Not applicable.
(b)Not applicable.
(c)The following provides information about our repurchases of shares of our common stock during the fiscal quarter ended July 3, 2021. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the fiscal quarter into three periods of four weeks, four weeks, and five weeks, respectively, to coincide with our reporting periods during the second quarter of fiscal 2021.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 4, 2021 to May 1, 2021	337,837	$74.00	337,837	$40,484,285
May 2, 2021 to May 29, 2021	—	$—	—	$40,484,285
May 30, 2021 to July 3, 2021	—	$—	—	$40,484,285
_______________________________
(1)On March 8, 2021, we commenced a modified "Dutch auction" self-tender offer to purchase up to $25.0 million in value of shares of our common stock at a price of not less than $66.25 per share nor greater than $76.00 per share. The self-tender offer expired on April 5, 2021. On April 8, 2021, we paid $25.3 million, including transaction costs, to repurchase 337,837 shares at a purchase price of $74.00 per share. The purchase price and transaction costs were funded from the revolving credit facility and cash on hand. The repurchased shares were retired.
(2)On February 4, 2021 our Board of Directors authorized an expansion to our existing share repurchase program of an additional $40.0 million of outstanding shares of our common stock. We may repurchase shares under this program in open market purchases (including through any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. During the fiscal quarter ended July 3, 2021, we did not repurchase any shares under this share repurchase program. Approximately $40.5 million was available for future repurchases under this program as of July 3, 2021. We expect to continue to repurchase shares under this program.
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
101
The following financial statements from CRA International, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language), as follows: (i) Condensed Consolidated Statements of Operations (unaudited) for the fiscal quarters and fiscal year-to-date periods ended July 3, 2021 and June 27, 2020, (ii) Condensed Consolidated Statements of Comprehensive Income (unaudited) for the fiscal quarters and fiscal year-to-date periods ended July 3, 2021 and June 27, 2020, (iii) Condensed Consolidated Balance Sheets (unaudited) at July 3, 2021 and January 2, 2021, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the fiscal year-to-date periods ended July 3, 2021 and June 27, 2020, (v) Condensed Consolidated Statement of Shareholders’ Equity (unaudited) for the fiscal year-to-date periods ended July 3, 2021 and June 27, 2020, and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRA INTERNATIONAL, INC.

Date: August 5, 2021	By:	/s/ PAUL A. MALEH
Paul A. Maleh
President and Chief Executive Officer

Date: August 5, 2021	By:	/s/ DANIEL K. MAHONEY
Daniel K. Mahoney
Chief Financial Officer, Executive Vice President and Treasurer