Form 10-Q
period 2021-10-02
CRA INTERNATIONAL, INC.
filed 2021-11-04
CIK 1053706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2021
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2021
Common Stock, no par value per share	7,427,079 shares

CRA International, Inc.
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements	3
	Condensed Consolidated Statements of Operations (unaudited)—Fiscal Quarters and Fiscal Year-to-Date Periods Ended October 2, 2021 and September 26, 2020	3
	Condensed Consolidated Statements of Comprehensive Income (unaudited)—Fiscal Quarters and Fiscal Year-to-Date Periods Ended October 2, 2021 and September 26, 2020	4
	Condensed Consolidated Balance Sheets (unaudited)—October 2, 2021 and January 2, 2021	5
	Condensed Consolidated Statements of Cash Flows (unaudited)—Fiscal Year-to-Date Periods Ended October 2, 2021 and September 26, 2020	6
	Condensed Consolidated Statements of Shareholders’ Equity (unaudited)—Fiscal Year-to-Date Periods Ended October 2, 2021 and September 26, 2020	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	9
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	23
ITEM 4.	Controls and Procedures	24

PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	24
ITEM 1A.	Risk Factors	24
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
ITEM 3.	Defaults Upon Senior Securities	25
ITEM 4.	Mine Safety Disclosures	25
ITEM 5.	Other Information	25
ITEM 6.	Exhibits	26
Signatures		27

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Revenues	$136,412	$121,762	$431,167	$370,951
Costs of services (exclusive of depreciation and amortization)	95,980	88,304	306,396	269,462
Selling, general and administrative expenses	24,490	22,194	71,740	67,742
Depreciation and amortization	3,141	3,244	9,657	9,293
Income from operations	12,801	8,020	43,374	24,454
Interest expense, net	(183)	(277)	(791)	(1,011)
Foreign currency gains (losses), net	235	(217)	(253)	1,103
Income before provision for income taxes	12,853	7,526	42,330	24,546
Provision for income taxes	1,908	2,123	9,318	6,744
Net income	$10,945	$5,403	$33,012	$17,802
Net income per share:
Basic	$1.48	$0.69	$4.42	$2.28
Diluted	$1.44	$0.68	$4.31	$2.23
Weighted average number of shares outstanding:
Basic	7,375	7,771	7,440	7,780
Diluted	7,560	7,934	7,643	7,964
See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(in thousands)

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net income	$10,945	$5,403	$33,012	$17,802
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax	(1,028)	1,589	(1,275)	(302)
Comprehensive income	$9,917	$6,992	$31,737	$17,500
See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share data)

	October 2, 2021	January 2, 2021
ASSETS
Current assets:
Cash and cash equivalents	$19,665	$45,677
Accounts receivable, net of allowances of $3,915 at October 2, 2021 and $3,595 at January 2, 2021	108,035	111,595
Unbilled services, net of allowances of $1,204 at October 2, 2021 and $1,000 at January 2, 2021	65,799	40,881
Prepaid expenses and other current assets	10,740	7,068
Forgivable loans	9,662	14,749
Total current assets	213,901	219,970
Property and equipment, net	55,577	62,878
Goodwill	88,966	89,187
Intangible assets, net	4,400	5,108
Right-of-use assets	113,759	122,144
Deferred income taxes	11,125	9,667
Forgivable loans, net of current portion	40,387	46,864
Other assets	1,792	2,692
Total assets	$529,907	$558,510
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22,916	$19,430
Accrued expenses	128,701	136,376
Deferred revenue and other liabilities	5,826	9,866
Current portion of lease liabilities	14,188	13,557
Current portion of deferred compensation	4,439	20,902
Revolving line of credit	6,000	—
Total current liabilities	182,070	200,131
Non-current liabilities:
Deferred compensation and other non-current liabilities	14,074	9,188
Non-current portion of lease liabilities	128,565	139,447
Deferred income taxes	913	725
Total non-current liabilities	143,552	149,360
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 7,396,296 and 7,693,497 shares issued and outstanding at October 2, 2021 and January 2, 2021, respectively	676	503
Retained earnings	213,367	216,999
Accumulated other comprehensive loss	(9,758)	(8,483)
Total shareholders’ equity	204,285	209,019
Total liabilities and shareholders’ equity	$529,907	$558,510
See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Fiscal Year-to-Date Period Ended
	October 2, 2021	September 26, 2020
OPERATING ACTIVITIES:
Net income	$33,012	$17,802
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,657	9,293
Right-of-use asset amortization	9,711	8,900
Deferred income taxes	(1,357)	496
Share-based compensation expense	2,830	2,357
Accounts receivable allowances	327	(894)
Unrealized foreign currency remeasurement (gains) losses, net	(220)	129
Changes in operating assets and liabilities:
Accounts receivable	2,889	1,952
Unbilled services, net	(25,213)	(14,994)
Prepaid expenses and other current assets, and other assets	(2,850)	(979)
Forgivable loans	9,304	(18,963)
Incentive cash awards	5,030	4,862
Accounts payable, accrued expenses, and other liabilities	(17,668)	(15,087)
Lease liabilities	(11,549)	(5,526)
Net cash provided by (used in) operating activities	13,903	(10,652)
INVESTING ACTIVITIES:
Purchases of property and equipment	(1,730)	(15,742)
Net cash used in investing activities	(1,730)	(15,742)
FINANCING ACTIVITIES:
Issuance of common stock, principally stock option exercises	5,005	1,667
Borrowings under revolving line of credit	72,000	77,000
Repayments under revolving line of credit	(66,000)	(39,000)
Tax withholding payments reimbursed by shares	(588)	(390)
Cash paid for contingent consideration	(2,357)	—
Cash dividends paid	(5,903)	(5,412)
Repurchase of common stock	(39,977)	(8,807)
Net cash provided by (used in) financing activities	(37,820)	25,058
Effect of foreign exchange rates on cash and cash equivalents	(365)	(195)
Net decrease in cash and cash equivalents	(26,012)	(1,531)
Cash and cash equivalents at beginning of period	45,677	25,639
Cash and cash equivalents at end of period	$19,665	$24,108
Noncash investing and financing activities:
Purchases of property and equipment not yet paid for	$7	$3,923
Asset retirement obligations	$—	$155
Right-of-use assets obtained in exchange for lease obligations	$1,751	$2,601
Restricted common stock issued for contingent consideration	$2,250	$—
Supplemental cash flow information:
Cash paid for taxes	$12,484	$5,933
Cash paid for interest	$528	$932
Cash paid for amounts included in operating lease liabilities	$15,556	$13,736
See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE FISCAL YEAR-TO-DATE PERIOD ENDED OCTOBER 2, 2021 (unaudited)
(in thousands, except share data)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares Issued	Amount
BALANCE AT JANUARY 2, 2021	7,693,497	$503	$216,999	$(8,483)	$209,019
Net income	—	—	10,501	—	10,501
Foreign currency translation adjustment	—	—	—	(111)	(111)
Issuance of restricted common stock for contingent consideration	40,039	2,250	—	—	2,250
Exercise of stock options	41,008	1,113	—	—	1,113
Share-based compensation expense	—	842	—	—	842
Restricted shares vestings	29,494	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(9,895)	(588)	—	—	(588)
Shares repurchased	(166,552)	(4,120)	(5,522)	—	(9,642)
Accrued dividends on unvested shares	—	—	5	—	5
Cash dividends paid ($0.26 per share)	—	—	(2,061)	—	(2,061)
BALANCE AT APRIL 3, 2021	7,627,591	$—	$219,922	$(8,594)	$211,328
Net income	—	—	11,566	—	11,566
Foreign currency translation adjustment	—	—	—	(136)	(136)
Exercise of stock options	48,562	1,387	—	—	1,387
Share-based compensation expense	—	980	—	—	980
Restricted shares vestings	1,006	—	—	—	—
Shares repurchased	(337,837)	(382)	(24,953)	—	(25,335)
Accrued dividends on unvested shares	—	—	(50)	—	(50)
Cash dividends paid ($0.26 per share)	—	—	(1,909)	—	(1,909)
BALANCE AT JULY 3, 2021	7,339,322	$1,985	$204,576	$(8,730)	$197,831
Net income	—	—	10,945	—	10,945
Foreign currency translation adjustment	—	—	—	(1,028)	(1,028)
Exercise of stock options	98,310	2,505	—	—	2,505
Share-based compensation expense	—	1,008	—	—	1,008
Restricted shares vestings	11,676	—	—	—	—
Shares repurchased	(53,012)	(4,822)	(178)	—	(5,000)
Accrued dividends on unvested shares	—	—	(43)	—	(43)
Cash dividends paid ($0.26 per share)	—	—	(1,933)	—	(1,933)
BALANCE AT OCTOBER 2, 2021	7,396,296	$676	$213,367	$(9,758)	$204,285
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
Estimates
The preparation of financial statements in conformity with GAAP requires management to make significant estimates and judgments that affect the reported amounts of assets and liabilities, as well as the related disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of consolidated revenues and expenses during the reporting period. Estimates in these condensed consolidated financial statements include, but are not limited to, allowances for accounts receivable and unbilled services, revenue recognition on fixed-price contracts, variable consideration to be included in the transaction price of revenue contracts, depreciation of property and equipment, measurement of operating lease right-of-use (“ROU”) assets and liabilities, share-based compensation, valuation of contingent consideration liabilities, valuation of acquired intangible assets, impairment of long-lived assets, goodwill, accrued and deferred income taxes, valuation allowances on deferred tax assets, accrued incentive compensation, and certain other accrued expenses. These items are monitored and analyzed by CRA for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. CRA bases its estimates on historical experience and various other assumptions that CRA believes to be reasonable under the circumstances. Actual results may differ from those estimates if CRA’s assumptions based on past experience or other assumptions do not turn out to be substantially accurate.
Common Stock and Equity
Equity transactions consist primarily of the repurchase by CRA of its common stock under its share repurchase program and the recognition of compensation expense and issuance of common stock under CRA’s 2006 Equity Incentive Plan. The Company repurchases its common stock under its share repurchase program in open market purchases (including through any Rule 10b5-1 plan adopted by CRA) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. During the second fiscal quarter, CRA repurchased shares of its common stock through a modified "Dutch auction" self-tender offer, as further described in Note 11.

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The purchase price of common stock repurchases is first charged against available paid-in capital (“PIC”) until PIC is exhausted, after which repurchases will be charged to retained earnings. CRA’s common stock has no par value. All shares repurchased have been retired.
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
Disaggregation of Revenue
The following tables disaggregate CRA’s revenue by type of contract and geographic location (in thousands):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
Type of Contract	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Consulting services revenues:
Fixed-price	$31,741	$26,197	$101,419	$85,968
Time-and-materials	104,671	95,565	329,748	284,983
Total	$136,412	$121,762	$431,167	$370,951

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
Geographic Breakdown	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Consulting services revenues:
United States	$109,387	$96,117	$347,444	$296,273
United Kingdom	20,177	20,358	63,203	57,355
Other	6,848	5,287	20,520	17,323
Total	$136,412	$121,762	$431,167	$370,951

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
The following table presents CRA's bad debt expense, net of recoveries of previously written off allowances (in thousands):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Bad debt expense (recovery), net	$55	$271	$44	$228
Reimbursable Expenses
Revenues also include reimbursements for costs incurred by CRA in fulfilling its performance obligations, including travel and other out-of-pocket expenses, fees for outside consultants, and other reimbursable expenses. CRA recovers substantially all of these costs. The following expenses are subject to reimbursement (in thousands):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Reimbursable expenses	$15,727	$13,150	$49,382	$44,395
Contract Balances from Contracts with Customers
CRA defines contract assets as assets for which it has recorded revenue because it determines that it is probable that it will earn a performance-based or contingent fee but is not yet entitled to receive a fee because certain events, such as completion of the measurement period or client approval, must occur. The contract assets balance was immaterial as of October 2, 2021 and January 2, 2021.
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

	October 2, 2021	January 2, 2021
Contract liabilities	$2,189	$5,527

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CRA recognized the following revenue that was included in the contract liabilities balance as of the opening of the respective period or for performance obligations satisfied in previous periods (in thousands):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Amounts included in contract liabilities at the beginning of the period	$1,603	$1,766	$5,051	$3,262
Performance obligations satisfied in previous periods	$3,925	$3,987	$2,805	$4,363
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
The following table presents forgivable loan activity for the respective periods (in thousands):

	Fiscal Year-to-Date Period Ended	Fiscal Year Ended
	October 2, 2021	January 2, 2021
Beginning balance	$61,613	$55,141
Advances	9,635	42,418
Reclassifications from accrued expenses or to other assets (1)	(2,229)	(9,713)
Amortization	(18,909)	(26,628)
Effects of foreign currency translation	(61)	395
Ending balance	$50,049	$61,613
Current portion of forgivable loans	$9,662	$14,749
Non-current portion of forgivable loans	$40,387	$46,864
_______________________________
(1)Relates to the reclassification of performance awards previously recorded as accrued expenses or forgivable loans that have been reclassified to other receivables.
4. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the fiscal year-to-date period ended October 2, 2021 are summarized as follows (in thousands):

Goodwill	$161,080
Accumulated goodwill impairment	(71,893)
Goodwill, net at January 2, 2021	89,187
Foreign currency translation adjustment	(221)
Goodwill, net at October 2, 2021 (1)	$88,966

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

_______________________________
(1)Goodwill, net at October 2, 2021, is comprised of goodwill of $160.9 million and accumulated impairment of $71.9 million.
Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized using the straight-line method over their expected useful lives. The components of acquired identifiable intangible assets are as follows (in thousands):

		October 2, 2021			January 2, 2021
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-competition agreements	5	$280	$(262)	$18	$280	$(219)	$61
Customer relationships	8 to 10	8,220	(3,838)	4,382	12,120	(7,073)	5,047
Total		$8,500	$(4,100)	$4,400	$12,400	$(7,292)	$5,108
Amortization expense related to intangible assets was $0.2 million and $0.7 million for the fiscal quarter and fiscal year-to-date period ended October 2, 2021, respectively, and $0.3 million and $1.0 million for the fiscal quarter and fiscal year-to-date period ended September 26, 2020, respectively. There were no impairment losses related to intangible assets during the fiscal year-to-date period ended October 2, 2021 or during the fiscal year ended January 2, 2021.
5. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	October 2, 2021	January 2, 2021
Compensation and related expenses	$119,394	$123,540
Income taxes payable	655	1,927
Performance awards	571	2,176
Other professional fees	1,677	1,541
Direct project accruals	3,012	3,988
Accrued leasehold improvements	39	52
Other	3,353	3,152
Total accrued expenses	$128,701	$136,376
As of October 2, 2021 and January 2, 2021, approximately $93.5 million and $102.6 million, respectively, of accrued bonuses were included above in “Compensation and related expenses.”
6. Income Taxes
For the fiscal quarters ended October 2, 2021 and September 26, 2020, CRA’s effective income tax rate (“ETR”) was 14.8% and 28.2%, respectively. The ETR for the third quarter of fiscal 2021 was lower than the third quarter of fiscal 2020 primarily due to an increase in the tax benefit related to the accounting for stock-based compensation.
For the fiscal year-to-date periods ended October 2, 2021 and September 26, 2020, CRA's ETR was 22.0% and 27.5%, respectively. The ETR for the current fiscal year-to-date period was lower than the prior year-to-date period primarily due to an increase in the tax benefit related to the accounting for stock-based compensation, partially offset by the enactment of the U.K. statutory tax rate increase during the second fiscal quarter whereby the U.K.'s long-term deferred tax liabilities were remeasured.

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

During the fourth quarter of fiscal 2020, CRA considered the operating needs of the United Kingdom ("U.K.") subsidiary, as well as the tax implications of no longer asserting indefinite reinvestment with respect to the U.K. operations. As a result of both a qualitative and quantitative analysis, previously taxed and untaxed post fiscal 2018 U.K. earnings were no longer considered permanently reinvested. Deferred taxes that are a consequence of foreign exchange translation resulting from earnings that are no longer considered permanently reinvested are recorded as a component of foreign currency translation adjustments on the condensed consolidated statements of comprehensive income. For the fiscal year-to-date period ended October 2, 2021, CRA’s U.K. subsidiary distributed approximately £12.0 million of both previously taxed and untaxed earnings to CRA’s U.S. parent entity, the foreign currency translation impact of which was immaterial. Deferred income taxes or foreign withholding taxes, estimated to be $0.3 million, have not been recorded for other jurisdictions as those earnings are considered to be permanently reinvested.
7. Net Income Per Share
CRA calculates basic earnings per share using the two-class method. CRA calculates diluted earnings per share using the more dilutive of either the two-class method or treasury stock method. The two-class method was more dilutive for the fiscal quarters and fiscal year-to-date periods ended October 2, 2021 and September 26, 2020.
Under the two-class method, net earnings are allocated to each class of common stock and participating security as if all the net earnings for the period had been distributed. CRA's participating securities consist of unvested share-based payment awards that contain a nonforfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common shareholders. Net earnings allocable to these participating securities were not material for the fiscal quarters and fiscal year-to-date periods ended October 2, 2021 and September 26, 2020.
The following table presents a reconciliation from net income to the net income available to common shareholders (in thousands):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net income, as reported	$10,945	$5,403	$33,012	$17,802
Less: net income attributable to participating shares	43	22	128	53
Net income available to common shareholders	$10,902	$5,381	$32,884	$17,749
The following table presents a reconciliation of basic to diluted weighted average shares of common stock outstanding (in thousands):

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Basic weighted average shares outstanding	7,375	7,771	7,440	7,780
Dilutive stock options and restricted stock units	185	163	203	184
Diluted weighted average shares outstanding	7,560	7,934	7,643	7,964
The following table presents the anti-dilutive share-based awards that were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding. For the fiscal quarter and fiscal year-to-date period ended September 26, 2020, the share-based awards each period were anti-dilutive because their exercise price exceeded the average market price over the respective period. There were no anti-dilutive shares for the fiscal quarter and fiscal year-to-date period ended October 2, 2021.

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Anti-dilutive share-based awards excluded	—	76,399	—	62,808
8. Fair Value of Financial Instruments
As of October 2, 2021, CRA did not have any financial instruments measured at fair value on a recurring basis. The following table presents CRA’s financial instruments recorded in the condensed consolidated financial statements at January 2, 2021, which are measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	January 2, 2021
	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	$150	$—	$—
Total Assets	$150	$—	$—
Liabilities:
Contingent consideration liability	$—	$—	$14,620
Total Liabilities	$—	$—	$14,620
As of January 2, 2021, the fair value of CRA’s money market mutual fund share holdings was $1.00 per share.
The contingent consideration liability pertained to estimated future contingent consideration payments related to the acquisition of C1 Consulting, LLC, an independent consulting firm, and its wholly-owned subsidiary C1 Associates (collectively, “C1”). The following table summarizes the changes in the contingent consideration liabilities (in thousands):

	Fiscal Year-to-Date Period Ended	Fiscal Year Ended
	October 2, 2021	January 2, 2021
Beginning balance	$14,620	$11,579
Remeasurement of acquisition-related contingent consideration	—	1,156
Accretion	380	1,885
Payment of contingent consideration	(15,000)	—
Ending balance	$—	$14,620
9. Credit Agreement
CRA is party to an amended and restated credit agreement that provides the Company with a $175.0 million revolving credit facility, which reflects an increase to the capacity by $50.0 million per an amendment to the credit agreement on January 12, 2021, and includes a $15.0 million sublimit for the issuance of letters of credit. CRA may use the proceeds of the revolving credit facility to provide working capital and for other general corporate purposes. CRA may repay any borrowings under the revolving credit facility at any time, but any borrowings must be repaid no later than October 24, 2022. There was $6.0 million in borrowings outstanding under this revolving credit facility as of October 2, 2021. There were no borrowings outstanding under this facility as of January 2, 2021.
As of October 2, 2021, the amount available under this revolving credit facility was reduced by certain letters of credit outstanding, which amounted to $4.2 million. Under the credit agreement, CRA must comply with various financial and non-

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

financial covenants. Compliance with these financial covenants is tested on a fiscal quarterly basis. As of October 2, 2021, CRA was in compliance with the covenants of its credit agreement.
10. Commitments and Contingencies
As described in the previous note, CRA is party to standby letters of credit with its bank in support of minimum future lease payments under certain operating leases for office space.
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
12. Subsequent Events
On November 4, 2021, CRA announced that its Board of Directors declared a quarterly cash dividend of $0.31 per common share, payable on December 10, 2021 to shareholders of record as of November 30, 2021.

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
Critical Accounting Policies and Estimates
Our critical accounting policies involving the more significant estimates and judgments used in the preparation of our financial statements as of October 2, 2021 remain unchanged from January 2, 2021. Please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 2, 2021, filed with the Securities and Exchange Commission on March 4, 2021 (the "2020 Form 10-K") for details on these critical accounting policies.
Recent Accounting Standards
Please refer to the sections captioned “Recent Accounting Standards Adopted” included in Note 1, “Summary of Significant Accounting Policies” in Part I, Item I, “Financial Statements” of this report.
Results of Operations—For the Fiscal Quarter and Fiscal Year-to-Date Period Ended October 2, 2021, Compared to the Fiscal Quarter and Fiscal Year-to-Date Period Ended September 26, 2020
The following table provides operating information as a percentage of revenues for the periods indicated:

	Fiscal Quarter Ended		Fiscal Year-to-Date Period Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Revenues	100.0%	100.0%	100.0%	100.0%
Costs of services (exclusive of depreciation and amortization)	70.4	72.5	71.1	72.6
Selling, general and administrative expenses	18.0	18.2	16.6	18.3
Depreciation and amortization	2.3	2.7	2.2	2.5
Income from operations	9.4	6.6	10.1	6.6
Interest expense, net	(0.1)	(0.2)	(0.2)	(0.3)
Foreign currency gains (losses), net	0.2	(0.2)	(0.1)	0.3
Income before provision for income taxes	9.4	6.2	9.8	6.6
Provision for income taxes	1.4	1.7	2.2	1.8
Net income	8.0%	4.4%	7.7%	4.8%

Fiscal Quarter Ended October 2, 2021, Compared to the Fiscal Quarter Ended September 26, 2020
Revenues. Revenues increased by $14.6 million, or 12.0%, to $136.4 million for the third quarter of fiscal 2021 from $121.8 million for the third quarter of fiscal 2020. The increase in net revenue was a result of an increase in gross revenues of $13.7 million as compared to the third quarter of fiscal 2020, as well as a decrease in write-offs and reserves of $0.9 million compared to the third quarter of fiscal 2020. Utilization increased to 73% for the third quarter of fiscal 2021 from 69% for the third quarter of fiscal 2020, while consultant headcount grew 6.8% from 826 at the end of the third quarter of fiscal 2020 to 882 at the end of the third quarter of fiscal 2021.
Overall, revenues outside of the U.S. represented approximately 20% and 21% of net revenues for the third quarters of fiscal 2021 and fiscal 2020, respectively. Revenues derived from fixed-price projects increased to 23% of net revenues for the third quarter of fiscal 2021 compared with 22% of net revenue for the third quarter of fiscal 2020. The percentage of revenue derived from fixed-price projects depends largely on the proportion of our revenues derived from our management consulting business, which typically has a higher concentration of fixed-price service contracts.
Costs of Services (exclusive of depreciation and amortization). Costs of services (exclusive of depreciation and amortization) increased by $7.7 million, or 8.7%, to $96.0 million for the third quarter of fiscal 2021 from $88.3 million for the third quarter of fiscal 2020. The increase in costs of services was due primarily to an increase of $3.0 million in employee compensation and fringe benefit costs attributable to our increased consultant headcount, an increase in incentive and retention compensation costs of $2.3 million, and an increase in forgivable loan amortization of $0.7 million, partially offset by a decrease in the valuation expense of the contingent consideration of $0.9 million. Additionally, client reimbursable expenses increased by $2.6 million in the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020. As a percentage of revenues, costs of services (exclusive of depreciation and amortization) decreased to 70.4% for the third quarter of fiscal 2021 from 72.5% for the third quarter of fiscal 2020.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2.3 million, or 10.3%, to $24.5 million for the third quarter of fiscal 2021 from $22.2 million for the third quarter of fiscal 2020. Within this category of expenses, there was a $0.8 million increase in commissions to our non-employee experts, a $0.4 million increase in employee and incentive compensation, a $0.7 million increase in travel and entertainment, and a $0.6 million increase in miscellaneous and other costs. Partially offsetting the increase in these expenses was a $0.2 million decrease in bad debt expense for the third quarter of fiscal 2021 as compared to the third quarter of fiscal 2020.
As a percentage of revenues, selling, general and administrative expenses decreased to 18.0% for the third quarter of fiscal 2021 from 18.2% for the third quarter of fiscal 2020. Commissions to our non-employee experts increased to 3.2% of revenues for the third quarter of fiscal 2021 compared to 3.0% of revenues for the third quarter of fiscal 2020.
Provision for Income Taxes. The income tax provision was $1.9 million and the effective tax rate ("ETR") was 14.8% for the third quarter of fiscal 2021 compared to $2.1 million and 28.2% for the third quarter of fiscal 2020. The ETR for the third quarter of fiscal 2021 was lower than the third quarter of fiscal 2020 primarily due to an increase in the tax benefit related to the accounting for stock-based compensation. The ETR for the third quarter of fiscal 2021 was lower than the combined federal and state statutory tax rate due to the tax benefit related to the accounting for stock-based compensation, partially offset by non-deductible items resulting primarily from limitations of compensation paid to executive officers. The ETR for the third quarter of fiscal 2020 was higher than the combined federal and state statutory tax rate due to non-deductible items resulting primarily from limitations of compensation paid to executive officers as well as the remeasurement of U.S. deferred tax assets and liabilities, partially offset by the tax benefit related to the accounting for stock-based compensation.
Net Income. Net income increased by $5.5 million to $10.9 million for the third quarter of fiscal 2021 from $5.4 million for the third quarter of fiscal 2020. The net income per diluted share was $1.44 per share for the third quarter of fiscal 2021, compared to $0.68 of net income per diluted share for the third quarter of fiscal 2020. Weighted average diluted shares outstanding decreased by approximately 374,000 shares to approximately 7,560,000 shares for the third quarter of fiscal 2021 from approximately 7,934,000 shares for the third quarter of fiscal 2020. The decrease in weighted average diluted shares outstanding was primarily due to the repurchase of shares of our common stock since September 26, 2020, offset in part by the vesting of shares of restricted stock and time-vesting restricted stock units, the issuance of common stock for contingent consideration, and the exercise of stock options since September 26, 2020.

Fiscal Year-to-Date Period Ended October 2, 2021, Compared to the Fiscal Year-to-Date Period Ended September 26, 2020
Revenues. Revenues increased by $60.2 million, or 16.2%, to $431.2 million for the fiscal year-to-date period ended October 2, 2021 from $371.0 million for the fiscal year-to-date period ended September 26, 2020. The increase in net revenue was a result of an increase in gross revenues of $61.3 million as compared to the fiscal year-to-date period ended September 26, 2020, partially offset by an increase in write-offs and reserves of $1.1 million as compared to the fiscal year-to-date period ended September 26, 2020. Utilization increased to 75% for the fiscal year-to-date period ended October 2, 2021 from 69% for the fiscal year-to-date period ended September 26, 2020, while consultant headcount grew 6.8% from 826 at the end of the third quarter of fiscal 2020 to 882 at the end of the third quarter of fiscal 2021.
Overall, revenues outside of the U.S. represented approximately 19% and 20% of net revenues for the fiscal year-to-date periods ended October 2, 2021 and September 26, 2020, respectively. Revenues derived from fixed-price projects increased to 24% of net revenues for the fiscal year-to-date period ended October 2, 2021 compared with 23% of net revenue for the year-to-date period ended September 26, 2020. The percentage of revenue derived from fixed-price projects depends largely on the proportion of our revenues derived from our management consulting business, which typically has a higher concentration of fixed-price service contracts.
Costs of Services (exclusive of depreciation and amortization). Costs of services (exclusive of depreciation and amortization) increased by $36.9 million, or 13.7%, to $306.4 million for the fiscal year-to-date period ended October 2, 2021 from $269.5 million for the fiscal year-to-date period ended September 26, 2020. The increase in costs of services was due primarily to an increase of $11.0 million in employee compensation and fringe benefit costs associated with our increased consulting headcount, an increase in incentive and retention compensation costs of $20.8 million, and an increase in forgivable loan amortization of $1.9 million, partially offset by a decrease in expense related to other compensation of $0.3 million and a decrease in the valuation expense of the contingent consideration of $1.5 million. Additionally, client reimbursable expenses increased by $5.0 million in the fiscal year-to-date period ended October 2, 2021 compared to the fiscal year-to-date period ended September 26, 2020. As a percentage of revenues, costs of services (exclusive of depreciation and amortization) decreased to 71.1% for the fiscal year-to-date period ended October 2, 2021 from 72.6% for the fiscal year-to-date period ended September 26, 2020.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $4.0 million, or 5.9%, to $71.7 million for the fiscal year-to-date period ended October 2, 2021 from $67.7 million for the fiscal year-to-date period ended September 26, 2020. Within this category of expenses, there was a $3.5 million increase in commissions to our non-employee experts, a $1.8 million increase in employee and incentive compensation, and a $1.3 million increase in miscellaneous and other costs. Partially offsetting the increase in these expenses was a $0.5 million decrease in travel and entertainment, a $0.5 million decrease in legal and other professional services fees, a $1.4 million decrease in rent expense, and a $0.2 million decrease in bad debt expense for the fiscal year-to-date period ended October 2, 2021 as compared to the fiscal year-to-date period ended September 26, 2020.
As a percentage of revenues, selling, general and administrative expenses decreased to 16.6% for the fiscal year-to-date period ended October 2, 2021 from 18.3% for the fiscal year-to-date period ended September 26, 2020. Commissions to our non-employee experts increased to 3.0% of revenues for the fiscal year-to-date period ended October 2, 2021 compared to 2.5% of revenues for the fiscal year-to-date period ended September 26, 2020.
Provision for Income Taxes. For the fiscal year-to-date period ended October 2, 2021, our income tax provision was $9.3 million, and the ETR was 22.0%, compared to $6.7 million and 27.5% for the fiscal year-to-date period ended September 26, 2020. The ETR for the current fiscal year-to-date period was lower than the prior year-to-date period primarily due to an increase in the tax benefit related to the accounting for stock-based compensation, partially offset by the enactment of the U.K. statutory tax rate increase during the second fiscal quarter whereby the U.K.'s long-term deferred tax liabilities were remeasured. The ETR in the fiscal year-to-date period ended October 2, 2021 was lower than the combined federal and state statutory tax rate due to the tax benefit related to accounting for stock-based compensation, partially offset by non-deductible items resulting primarily from limitations on the deductibility of compensation paid to executive officers and the impact of the U.K. statutory tax rate change. The ETR for the fiscal year-to-date period ended September 26, 2020 was the same as the combined federal and state statutory tax rate but included increases in the rate for non-deductible compensation paid to executive officers and the remeasurement of U.S. deferred tax assets and liabilities, offset by decreases in the rate related to the accounting for stock-based compensation.
Net Income. Net income increased by $15.2 million to $33.0 million for the fiscal year-to-date period ended October 2, 2021 from $17.8 million for the fiscal year-to-date period ended September 26, 2020. The diluted net income per share was

$4.31 for the fiscal year-to-date period ended October 2, 2021, compared to diluted net income per share of $2.23 for the fiscal year-to-date period ended September 26, 2020. Weighted average diluted shares outstanding decreased by approximately 321,000 to approximately 7,643,000 shares for the fiscal year-to-date period ended October 2, 2021 from approximately 7,964,000 shares for the fiscal year-to-date period ended September 26, 2020. The decrease in weighted average diluted shares outstanding was primarily due to the repurchase of shares of our common stock since September 26, 2020, offset in part by the vesting of restricted stock and time-vesting restricted stock units, the issuance of common stock for contingent consideration, and the exercise of stock options since September 26, 2020.
Liquidity and Capital Resources
Fiscal Year-to-Date Period Ended October 2, 2021
We believe that our current cash, cash equivalents, cash generated from operations, and amounts available under our revolving credit facility will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.
General. During the fiscal year-to-date period ended October 2, 2021, cash and cash equivalents decreased by $26.0 million. We completed the period with cash and cash equivalents of $19.7 million. The principal drivers of the reduction of cash were payment of a significant portion of our fiscal 2020 performance bonuses in the first and second fiscal quarters of fiscal 2021, the payment of the contingent consideration liability, the repurchase of shares, and the payment of dividends, offset by net borrowings of $6.0 million.
During the fiscal year-to-date period ended October 2, 2021, working capital (defined as current assets less current liabilities) increased by $12.0 million to $31.8 million. The increase in working capital was principally due to an increase in accounts receivable and unbilled services of $21.4 million, a decrease in the current portion of deferred compensation of $16.5 million, and a decrease in accrued expenses of $7.7 million. Partially offsetting these increases to working capital was a decrease in cash and cash equivalents of $26.0 million, a decrease in the current portion of our forgivable loans of $5.1 million, and an increase in borrowings of $6.0 million.
At October 2, 2021, $1.8 million of our cash and cash equivalents was held within the U.S. We have sufficient sources of liquidity in the U.S., including cash flow from operations and availability on our revolving credit facility to fund U.S. operations for the next 12 months without the need to repatriate funds from our foreign subsidiaries.
Sources and Uses of Cash. During the fiscal year-to-date period ended October 2, 2021, net cash provided by operating activities was $13.9 million. Net income was $33.0 million for the fiscal year-to-date period ended October 2, 2021. Uses of cash for operating activities included a $11.5 million decrease in lease liabilities, a net increase of $22.0 million in accounts receivable and unbilled receivables due primarily to the increase in revenues and the timing of billings, and a $2.9 million increase in prepaid expenses and other current assets primarily related to the timing of renewing annual subscriptions. Other uses of cash included a decrease in accounts payable, accrued expenses, and other liabilities of $17.7 million, primarily due to the payment of a significant portion of our fiscal 2020 performance bonuses and performance awards and the payment of the contingent consideration liability, and a decrease in forgivable loans for the period of $9.3 million, which was primarily driven by $9.6 million of forgivable loan issuances offset by $18.9 million of forgivable loan amortization.
Cash provided by operations included incentive cash award expense of $5.0 million, non-cash depreciation and amortization expense of $9.7 million, right-of-use amortization of $9.7 million, share-based compensation expenses of $2.8 million, and other non-cash deductions of $1.5 million.
During the fiscal year-to-date period ended October 2, 2021, net cash used in investing activities was $1.7 million for capital expenditures primarily related to purchases of office equipment.
During the fiscal year-to-date period ended October 2, 2021, net cash used in financing activities was $37.8 million, primarily as a result of $40.0 million of repurchases of common stock, payment of $5.9 million of cash dividends and dividend equivalents, tax withholding payments reimbursed by restricted shares of $0.6 million, and a portion of the payment of the contingent consideration classified as a financing activity in the amount of $2.4 million. Offsetting these decreases in cash used in financing activities were borrowings, net of repayments, under the revolving credit facility of $6.0 million and $5.0 million received upon the issuance of shares of common stock related to the exercise of stock options.

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
Indebtedness
We are party to an amended and restated credit agreement that provides us with a $175.0 million revolving credit facility, which reflects an increase to the capacity by $50.0 million per an amendment to the credit agreement on January 12, 2021, and includes a $15.0 million sublimit for the issuance of letters of credit. We may use the proceeds of the revolving credit facility to provide working capital and for other general corporate purposes. Generally, we may repay any borrowings under the revolving credit facility at any time, but we must repay all borrowings no later than October 24, 2022. There was $6.0 million in borrowings outstanding under the revolving credit facility as of October 2, 2021.
The amount available under the revolving credit facility is reduced by certain letters of credit outstanding, which amounted to $4.2 million as of October 2, 2021. Borrowings under the revolving credit facility bear interest at a rate per annum, at our election, of either (i) the Base Rate, as defined in the credit agreement, plus an applicable margin, which varies between 0.25% and 1.25% depending on our total leverage ratio as determined under the credit agreement, or (ii) the Adjusted Eurocurrency Rate, as defined in the credit agreement, plus an applicable margin, which varies between 1.25% and 2.25% depending on our total leverage ratio. We are required to pay a fee on the unused portion of the revolving credit facility at a rate per annum that varies between 0.20% and 0.35% depending on our total leverage ratio. Borrowings under the revolving credit facility are secured by 100% of the stock of certain of our U.S. subsidiaries and 65% of the stock of certain of our foreign subsidiaries, which represent approximately $32.3 million in net assets as of October 2, 2021.
Under the credit agreement, we must comply with various financial and non-financial covenants. Compliance with these financial covenants is tested on a fiscal quarterly basis. Any indebtedness outstanding under the revolving credit facility may become immediately due and payable upon the occurrence of stated events of default, including our failure to pay principal, interest or fees or a violation of any financial covenant. The financial covenants require us to maintain an Adjusted Consolidated EBITDA, as defined in the credit agreement, to consolidated interest expense ratio of more than 2.5:1.0 and to comply with a consolidated debt to Adjusted Consolidated EBITDA ratio of not more than 3.0:1.0. The non-financial covenant restrictions of the senior credit agreement include, but are not limited to, our ability to incur additional indebtedness, engage in acquisitions or dispositions, and enter into business combinations. At October 2, 2021 and currently, we are in compliance with the covenants of our credit agreement.
Forgivable Loans
In order to attract and retain highly skilled professionals, we may issue forgivable loans or term loans to employees and non-employee experts. A portion of these loans is collateralized by key person life insurance. The forgivable loans have terms that are generally between two and seven years. The principal amount of forgivable loans and accrued interest is forgiven by us over the term of the loans, so long as the employee or non-employee expert continues employment or affiliation with us and complies with certain contractual requirements. The expense associated with the forgiveness of the principal amount of the loans is recorded as compensation expense over the service period, which is consistent with the term of the loans.
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
Share Repurchases
In February 2021, our Board of Directors authorized an expansion of our existing share repurchase program, authorizing the purchase of an additional $40.0 million of our common stock. We may repurchase shares under this program in open market purchases (including through any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. Refer to the section titled "Self-Tender Offer" below for discussion of shares repurchased during the second quarter of fiscal 2021 under our modified "Dutch auction" self-tender offer.
During the fiscal quarter and fiscal year-to-date period ended October 2, 2021, we repurchased and retired 53,012 shares and 219,564 shares, respectively, under our share repurchase program at an average price per share of $94.32 and $66.72, respectively. During the fiscal quarter and fiscal year-to-date period ended September 26, 2020, we repurchased and retired 110,154 shares and 192,767 shares, respectively, under our share repurchase program at an average price per share of $45.39 and $45.72, respectively. As of October 2, 2021, we had approximately $35.5 million available for future repurchases under our share repurchase program. We plan to finance future repurchases with available cash, cash from future operations, and funds from our revolving credit facility. We expect to continue to repurchase shares under our share repurchase program.
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
Dividends to Shareholders
We anticipate paying regular quarterly dividends each year. These dividends are anticipated to be funded through cash flow from operations, available cash on hand, and/or borrowings under our revolving credit facility. Although we anticipate paying regular quarterly dividends on our common stock for the foreseeable future, the declaration, timing and amounts of any such dividends remain subject to the discretion of our Board of Directors. During the fiscal quarter and fiscal year-to-date period ended October 2, 2021, we paid dividends and dividend equivalents of $1.9 million and $5.9 million, respectively. During the fiscal quarter and fiscal year-to-date period ended September 26, 2020, we paid dividends and dividend equivalents of $1.8 million and $5.4 million, respectively.
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
Factors Affecting Future Performance
Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q, as well as a description of material risks we face, are set forth below under the heading “Risk Factors” and included in Part I, Item 1A, “Risk Factors” of our 2020 Form 10-K. If any of these risks, or any risks not presently known to us or that we currently believe are not significant, develops into an actual event, then our business, financial condition, and results of operations could be adversely affected.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
For information regarding our exposure to certain market risks see Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk,” of our 2020 Form 10-K.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. This is done in order to ensure that information we are required to disclose in the reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 2, 2021.
Management has concluded that the condensed consolidated financial statements included in this quarterly report on Form 10-Q present fairly, in all material aspects, our financial position at the end of, and the results of operations and cash flows for, the periods presented in conformity with accounting principles generally accepted in the United States.
Evaluation of Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated whether there were any changes in our internal control over financial reporting during the third quarter of fiscal 2021. There were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during the third quarter of fiscal 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
None.
ITEM 1A. Risk Factors
There are many risks and uncertainties that can affect our future business, financial performance or results of operations. In addition to the other information set forth in this report, please review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Part I, Item 1A, “Risk Factors” in our 2020 Form 10-K. There have been no material changes to these risk factors during the quarter ended October 2, 2021.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)Not applicable.
(b)Not applicable.
(c)The following provides information about our repurchases of shares of our common stock during the fiscal quarter ended October 2, 2021. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the fiscal quarter into three periods of four weeks, four weeks, and five weeks, respectively, to coincide with our reporting periods during the third quarter of fiscal 2021.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 4, 2021 to July 31, 2021	—	$—	—	$40,484,285
August 1, 2021 to August 28, 2021	53,012	$94.32	53,012	$35,484,373
August 29, 2021 to October 2, 2021	—	$—	—	$35,484,373
_______________________________
(1)On February 4, 2021 our Board of Directors authorized an expansion to our existing share repurchase program of an additional $40.0 million of outstanding shares of our common stock. We may repurchase shares under this program in open market purchases (including through any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. Approximately $35.5 million was available for future repurchases under this program as of October 2, 2021. We expect to continue to repurchase shares under this program.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
None.
ITEM 5. Other Information
None.

ITEM 6. Exhibits

Item No.	Filed with this Form 10-Q	Description
3.1
Amended and Restated Articles of Organization, as amended by the Articles of Amendment to our Articles of Organization filed on May 6, 2005 (incorporated by reference to Exhibit 3.1 to our annual report on Form 10-K filed on February 27, 2020).

3.2		Amended and Restated By-Laws, as amended (incorporated by reference to Exhibit 3.2 to our current report on Form 8-K filed on January 31, 2011).
10.1	X	Third Amendment to Lease dated August 11, 2021 by and between CRA International, Inc., 601W South Wacker LLC and 601 Sunset Wacker LLC.
31.1	X	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	X	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	X	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	X	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	X
The following financial statements from CRA International, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language), as follows: (i) Condensed Consolidated Statements of Operations (unaudited) for the fiscal quarters and fiscal year-to-date periods ended October 2, 2021 and September 26, 2020, (ii) Condensed Consolidated Statements of Comprehensive Income (unaudited) for the fiscal quarters and fiscal year-to-date periods ended October 2, 2021 and September 26, 2020, (iii) Condensed Consolidated Balance Sheets (unaudited) at October 2, 2021 and January 2, 2021, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the fiscal year-to-date periods ended October 2, 2021 and September 26, 2020, (v) Condensed Consolidated Statement of Shareholders’ Equity (unaudited) for the fiscal year-to-date periods ended October 2, 2021 and September 26, 2020, and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRA INTERNATIONAL, INC.

Date: November 4, 2021	By:	/s/ PAUL A. MALEH
Paul A. Maleh
President and Chief Executive Officer

Date: November 4, 2021	By:	/s/ DANIEL K. MAHONEY
Daniel K. Mahoney
Chief Financial Officer, Executive Vice President and Treasurer