Form 10-K
period 2022-01-01
CRA INTERNATIONAL, INC.
filed 2022-03-03
CIK 1053706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the stock held by non-affiliates of the registrant as of July 2, 2021, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing sale price of $85.45 as quoted on the NASDAQ Global Select Market as of such date, was approximately
$601.0 million. Outstanding shares of common stock beneficially owned by executive officers and directors of the registrant and certain related entities have been excluded from this computation because these persons may be deemed to be affiliates. The fact that these persons have been deemed affiliates for purposes of this computation should not be considered a conclusive determination for any other purpose.
As of February 25, 2022, CRA had outstanding 7,400,209 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
The information required for Part III of this annual report is incorporated by reference from the registrant's definitive proxy statement for the 2021 annual meeting of its shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended January 1, 2022.

CRA INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 1, 2022

PART I
Item 1—Business
Forward-Looking Statements
This annual report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. These statements are inherently uncertain, and actual events could differ materially from our predictions. Forward-looking statements can also be identified by words such as "future," "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "will," "would," "could," "can," "may," and similar terms. Forward-looking statements are not guarantees of future performance and the Company's actual results may differ significantly from the results discussed in the forward-looking statements. Important factors that could cause actual events to vary from our predictions include those discussed in this annual report under the heading "Risk Factors." We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described in this annual report and in the other documents that we file with the Securities and Exchange Commission ("SEC"). You can read these documents at www.sec.gov.
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
Our website also includes information about our corporate governance practices. The Investor Relations page of our website provides a link to a web page where you can obtain a copy of our code of business conduct and ethics applicable to our principal executive officer, principal financial officer, and principal accounting officer. We intend to make required disclosures of amendments to our code of business conduct and ethics, or waivers of a provision of our code of business conduct and ethics, on the Governance Documents & Reports page linked from the Investor Relations page of our website.
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

We provide consulting services to corporate clients and attorneys in a wide range of litigation and regulatory proceedings, providing high-quality research and analysis, expert testimony, and comprehensive support in litigation and regulatory proceedings in all areas of finance, accounting, economics, insurance, and forensic accounting and investigations. We also use our expertise in economics, finance, and business to offer law firms, businesses, and government agencies services related to class certification, damages analysis, expert reports and testimony, regulatory analysis, antitrust and competition matters, strategy development, forensic accounting, information security and privacy matters, labor and employment disputes, transfer pricing issues, valuation of tangible and intangible assets, intellectual property litigation and damages, risk management, and transaction support. In our management consulting services, we use our expertise in economics, finance, and business analysis to offer our clients such services as strategy development, performance improvement, corporate strategy and portfolio analysis, estimation of market demand, ESG and sustainability strategy and analysis, design and implementation of auction and competitive bidding, new product pricing strategies, valuation of intellectual property and other assets, assessment of competitors' actions, and analysis of new sources of supply. Our analytical expertise in advanced economic and financial methods is complemented by our in-depth expertise in specific industries, including communications and media; consumer products, health, and wellness; energy; entertainment and leisure; financial services; healthcare; life sciences; manufacturing and industrials; natural resources; retail and distribution; technology; and transportation.
We have completed thousands of engagements for clients around the world, including domestic and foreign companies; federal, state, and local domestic government agencies; governments of foreign countries; public and private utilities; and national and international trade associations. We also work with many of the world's leading law firms. We experience a high level of repeat business.
We deliver our services through an international network of coordinated offices. Headquartered in Boston, Massachusetts, we have offices throughout the Americas, Europe, and Australia.
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
As a result, companies rely on sophisticated economic and financial analysis to solve complex problems and improve decision-making. Economic and financial models provide the tools necessary to analyze a variety of issues confronting businesses, such as interpretation of sales data, effects of price changes, valuation of assets, assessment of competitors' activities, evaluation of new products, and analysis of supply limitations. Governments also rely on economic and finance theory to measure the effects of anticompetitive activity, evaluate mergers and acquisitions, change regulations, implement auctions to allocate resources, and establish transfer pricing rules. Finally, litigants and law firms are using economic and finance theory to help determine liability and to calculate damages in complex and high-stakes litigation. At times, companies and their counsel may require eDiscovery strategies for data preservation, collection, analysis, reporting, and delivery. As the need for complex economic and financial analysis becomes more widespread, companies and governments are turning to outside consulting firms, such as ours, for access to the independent and specialized expertise, experience, and prestige that are not available to them internally. In addition, companies' strategic, organizational, and operational problems have become more acute as a result of the economic environment, and companies are relying on management consultants for help in analyzing, addressing, and solving strategic business problems and performance-related issues involving market supply and demand dynamics, supply chain and sourcing, pricing, capital allocation, technology management, portfolio positioning, risk management, merger integration, and improving shareholder value.
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
Highly Educated, Experienced, and Versatile Consulting Staff.    We believe our most important asset is our base of employee consultants, particularly our senior employee consultants. As of January 1, 2022, we employed 861 consultants, which consisted of 140 officers, 477 other senior staff and 244 junior staff. Approximately 77% of our senior staff have advanced degrees, with 42% of the advanced degrees being doctorate degrees. We are extremely selective in our hiring of consultants, recruiting from leading universities, industry, and government. Many of our employee consultants are nationally or internationally recognized as experts in their respective fields and have published scholarly articles, lectured extensively, and been quoted in the press. In addition to their expertise in a particular field, most of our employee consultants are able to apply their skills across numerous practice areas. This flexibility in staffing engagements is critical to our ability to apply our resources to meet the demands of our clients. As a result, we seek to hire consultants who not only have strong analytical skills, but who are also creative, intellectually curious, and driven to develop expertise in new practice areas and industries.
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
Diversified Client Base.    We have completed thousands of engagements for clients in a broad range of industries around the world. Our clients are major firms, and national and international law firms representing such clients, across a multitude of industries that include communications and media; consumer products, health, and wellness; energy; entertainment and leisure; financial services; healthcare; life sciences; manufacturing and industrials; natural resources; retail and distribution; technology; and transportation.
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
Access to Leading Academic and Industry Experts.    To enhance the expertise we provide to our clients and the depth and breadth of our insights, we maintain close working relationships with a select group of non-employee experts. Depending on client needs, we use non-employee experts for their specialized expertise, assistance in conceptual problem-solving, and expert witness testimony. We work regularly with renowned professors at such institutions as the University of Chicago, the University of California at Berkeley, Yale University, Georgetown University, Boston University, Northwestern University, the

University of Toronto, Harvard University, Texas A&M University, Brigham Young University, and other leading universities. These experts also generate business for us and provide us access to other leading academic and industry experts. By establishing affiliations with these prestigious experts, we further enhance our reputation as a leading source of sophisticated economic and financial analysis.
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
The following is a summary of the areas of functional expertise that we offer in litigation, regulatory, and financial consulting engagements. We provide services, such as economic expertise, analyses, and expert testimony, in these areas:

Areas of Functional Expertise	Description of Area of Service
Antitrust & Competition	Antitrust litigation, including economic analysis of the competitive effects of alleged collusion and cartels, monopolization, abuse of dominance, monopsony, and vertical restrictions.

Damages & Valuation	Disputes involving lost profits, breach of contract, purchase price, valuation, business interruption, product liability, and fraud, among other damages claims. Calculating damages, providing expert testimony, and critiquing opposing experts' damages analyses in matters involving disputes in antitrust; intellectual property; securities and other financial market issues; insolvency; property values; contract; employment discrimination; product liability; environmental contamination; and purchase price. Supporting clients with broader corporate valuation services, providing pre-trial evaluations of damages claims and methodologies, and evaluating proposed settlements in class action and other cases.

Financial Accounting & Valuation	Commercial and shareholder disputes; corporate finance damages; corporate investigations; due diligence; financial accounting; valuation and litigation support and expert testimony, including both liability and damages.

Financial Economics	Matters pertaining to financial markets, including regulatory analyses and litigation support for financial institutions in areas of fair lending compliance, credit risk, credit scoring, consumer and mortgage lending, housing markets, international mortgage markets, and securitization.

Forensic & Cyber Investigations	Forensic accounting and analysis of complex accounting issues; fraud, corruption, bribery and embezzlement investigations; financial reporting misstatements, misconduct, and non-compliance allegations; white collar defense; cybercrime, data breach and theft of trade secrets investigations; computer and other digital forensic analyses; actionable business intelligence and reputational due diligence; and other independent professional services that help clients preserve their reputation and support their commitment to integrity.

Areas of Functional Expertise	Description of Area of Service
Insurance Economics	Matters pertaining to advising insurers, regulators, and legislators with respect to management, insurance products, and litigation and regulation.

Intellectual Property	Matters pertaining to all types of intellectual property assets including valuation, litigation, transaction and strategic advisory services, patents, trade secrets, copyrights, and trademarks as well as economic damages in intellectual property litigation, valuations of intellectual property assets for strategic and regulatory purposes, and transactional advisory services for licensing and other intellectual property-rich transactions.

International Arbitration	International arbitration cases brought under bilateral investment treaties and arbitration clauses in contracts between firms. Assessing causation and quantifying damages using sophisticated modeling and analytical techniques and presenting findings to arbitration authorities. Analyses of valuations and estimates of damages associated with breaches of contract, national laws, and international treaties and the effects of market rules, processes, and contracts on prices and competition.

Labor & Employment	All facets of employment litigation including equal employment opportunity claims under Title VII, the Age Discrimination in Employment Act, the Equal Pay Act, and the Americans with Disabilities Act. Providing expert witness and litigation support services, conducting proactive analyses of employment and contracting practices, monitoring consent decrees and settlement agreements, designing information systems to track relevant employment data, and analyzing liability and assessing damages under the Fair Labor Standards Act, California overtime laws, and state-specific wage and hour laws.

Mergers & Acquisitions	Assistance for clients in obtaining domestic and foreign regulatory approvals in proceedings before government agencies, such as the U.S. Federal Trade Commission, the U.S. Department of Justice, the Merger Task Force at the European Commission, and the Canadian Competition Bureau. Analyses include simulating the effects of mergers on prices, estimating demand elasticities, designing and administering customer and consumer surveys, and studying possible acquisition-related synergies.

Regulatory Economics & Compliance	Regulatory proceedings and assisting clients in understanding and mitigating regulatory risks and exposures, preparing policy studies that help develop the basis for sound regulatory policy, drafting regulatory filings, and advising on regulations pertaining to environmental protection, employment, and health and safety.

Risk, Investigations & Analytics	Assistance for clients facing complex legal and business challenges using a multi-disciplinary approach to collect, process, and analyze information, including large and complex data sets from internal and external sources, electronic communications and transactions, insights from public records, social media, and human intelligence. Services include investigative due diligence; independent monitoring; anti-money laundering and financial crimes advisory; litigation support; corporate intelligence; fraud and corruption investigations; asset tracking; social media analytics; account remediation; compliance assessment; and systems investigations.

Securities & Financial Markets	Application of financial economics and accounting to complex litigation and business problems in such areas as securities litigation; securities markets and financial institutions; valuation and damages; and other financial litigation.

Transfer Pricing	All phases of the tax cycle, including planning, documentation, and tax valuation. Also includes audit defense and support in advanced pricing agreements, alternative dispute resolution, and litigation in proceedings involving the Internal Revenue Service, the Tax Division of the U.S. Department of Justice, state and municipal tax authorities, and foreign tax authorities.

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
Additionally, we challenge clients to develop fresh approaches by sharing industry insights, focusing on facts, and questioning tradition. We support clients in business improvement implementation by setting priorities, focusing resources, and aligning operations, and we get results by helping clients make distinctive, substantial improvements in their organizations' performance.
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
Industry Expertise
We believe our ability to combine expertise in advanced economic and financial methods with in-depth knowledge of particular industries is one of our key competitive strengths. By maintaining expertise in certain industries, we provide clients practical advice tailored to their specific markets. This industry expertise, which we developed over decades of providing sophisticated consulting services to a diverse group of clients in many industries, differentiates us from many of our competitors. We believe that we have developed a strong reputation and substantial name recognition within specific industries, which has led to repeat business and new engagements from clients in those markets. While we provide services to clients in a wide variety of industries, we have particular expertise in the following industries:

•Communications & Media
•Consumer Products, Health, & Wellness
•Energy
•Entertainment & Leisure
•Financial Services
•Healthcare
•Life Sciences
•Manufacturing & Industrials
•Natural Resources
•Retail & Distribution
•Technology
•Transportation
Clients
We have completed thousands of engagements for clients around the world, including domestic and foreign corporations; federal, state, and local domestic government agencies; governments of foreign countries; public and private utilities; accounting firms; and national and international trade associations. Frequently, we work with major law firms who approach us on behalf of their clients. While we have particular expertise in a number of industries, we provide services to a diverse group of clients in a broad range of industries. Our policy is to keep the identities of our clients confidential unless our work for the client is already publicly disclosed. Our clients come from a broad range of industries, with no single client accounting for more than 5% of our revenues in any of fiscal 2021, fiscal 2020, or fiscal 2019.
We derived approximately 24% of consolidated revenues from fixed-price contracts in each of fiscal 2021, fiscal 2020, and fiscal 2019. These contracts are more common in our management consulting practices, and would likely grow in number with expansion of those practices.
Human Capital
As of January 1, 2022, we employed 861 consultants, consisting of 140 officers, 477 senior staff and 244 junior staff. Approximately 77% of our senior staff have advanced degrees, with 42% of the advanced degrees being doctorate degrees, in addition to substantial management, technical, or industry expertise. We believe our financial results and reputation are directly related to the number and quality of our employee consultants.
We derive most of our revenues directly from the services provided by our employee consultants. Our employee consultants have backgrounds in many disciplines, including economics, business, corporate finance, accounting, materials sciences, life sciences, computer science, and engineering. We are highly selective in our hiring of consultants, recruiting primarily from a select group of leading universities and degree programs, industry, and government. We foster a culture where different ideas and perspectives are both welcomed and encouraged, and we strive to retain and promote diverse and dynamic talent. Our recruitment process evaluates an individual's experience, skills, and potential for growth, and is tailored to meet both the needs of the role and the interests of the candidate. We have trained our interviewing professionals on practices associated with inclusive interviewing, including how to minimize unconscious bias. We believe consultants choose to work for us because of our emphasis on accurate, rigorous analytics and high quality work; our culture that values intellectual curiosity, initiative, and resourcefulness; and our collegial, inclusive, and multi-disciplinary approach to complex client needs. Our training and career development programs for our employee consultants focus on providing multi-dimensional technical, foundational, and consulting skills. This framework is designed to complement on-the-job experience and an employee's pursuit of his or her own career development. Employee consultants participate in structured programs focused on managing teams, technical and empirical knowledge, and building client relationships. Through our ongoing internally-led workshops, speakers deliver presentations and conduct discussions with our employee consultants on various topics ranging from analytical tools to thought leadership material and service capabilities. We also provide scheduled courses designed to improve an employee's professional skills, such as written and oral presentation, marketing techniques, feedback discussions, and business development. Additionally, we encourage our employee consultants to pursue their academic interests through self-directed training modules, our on-demand library of software webinars, and external professional development and continuing education opportunities.

Many of our employee consultants have signed non-solicitation agreements, which generally prohibit the employee from soliciting our clients or soliciting or hiring our employees for one year or longer following termination of the person's employment with us. We seek to align each employee's interest with our overall interests, and many of our strongest contributors have an equity interest in us.
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
In addition, we work closely with a select group of non-employee experts from leading universities and industry. These experts supplement the work of our employee consultants and generate business for us. We believe these experts choose to work with us because of the interesting and challenging nature of our work, the opportunity to work with our quality-oriented consultants, and the financially rewarding nature of the work. Several non-employee experts, generally comprising the more active of those with whom we work, have entered into restrictive covenants with us of varying lengths, which, in some cases, include non-competition agreements.
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
We supplement the personal marketing efforts of our employee consultants with diverse business development and marketing activities, including virtual and in-person seminars and presentations, speaking at and attending relevant conferences, social networking events, podcasts, videos, social media, and extensive thought leadership that we publish in industry, business, economic, legal, or scientific journals. We regularly organize seminars for existing and potential clients featuring panel members that include our employee consultants, non-employee experts, and leading government officials. We have an extensive set of brochures and infographics organized around our service areas, which describe our experience and capabilities. Our corporate website is another means of marketing our consultants and capabilities as it houses information about our business development activities, engagements, and biographies of our employee consultants and academic affiliates. We distribute publications to existing and potential clients highlighting emerging trends and noteworthy hires, awards, and engagements. Because existing clients are an important source of repeat business and referrals, we communicate regularly with our existing clients to keep them informed of developments that affect their markets and industries.
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
Risks Related to Our People
We depend upon key employees to generate revenue
Our business consists primarily of the delivery of professional services, and, accordingly, our success depends heavily on the efforts, abilities, business generation capabilities, and project execution capabilities of our employee consultants. In particular, our employee consultants' personal relationships with our clients are a critical element in obtaining and maintaining client engagements. If we lose the services of any employee consultant or group of employee consultants, or if our employee consultants fail to generate business or otherwise fail to perform effectively, that loss or failure could adversely affect our revenues and results of operations. Many of our employee consultants have signed non-solicitation agreements. We do not have non-competition agreements with a majority of our employee consultants, however, and they can terminate their relationships with us at will and without notice. The non-competition and non-solicitation agreements that we have with some of our employee consultants offer us only limited protection and may not be enforceable in every jurisdiction. In the event that an employee leaves, some clients may decide that they prefer to continue working with the employee rather than with us. In the event an employee departs and acts in a way that we believe violates the employee's non-competition or non-solicitation agreement, we will consider any legal remedies we may have against such person on a case-by-case basis. We may decide that preserving cooperation and a professional relationship with the former employee or clients that worked with the employee, or other concerns, outweigh the benefits of any possible legal recovery.
Our business could suffer if we are unable to hire and retain additional qualified consultants as employees
Our business continually requires us to hire highly qualified, highly educated consultants as employees. Our failure to recruit and retain a significant number of qualified employee consultants could limit our ability to accept or complete engagements and adversely affect our revenues and results of operations. Relatively few potential employees meet our hiring criteria, and we face significant competition for these employees from our direct competitors, academic institutions, government agencies, research firms, investment banking firms, and other enterprises. These competing employers may be able to offer potential employees greater compensation and benefits or more attractive lifestyle choices, career paths, or geographic locations than we can. Further, there has been an increase in employees leaving their positions throughout our industry, and the market to hire and retain employees has become even more highly competitive. Competition for these employee consultants has increased our labor costs, and a continuation of this trend could adversely affect our margins and results of operations.
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
Risks Related to Our Operations
Changes in global economic, business, health and political conditions could have a material adverse impact on our revenues, results of operations, and financial condition
Overall global economic, business, health and political conditions, as well as conditions specific to the industries we or our clients serve, can affect our clients' businesses and financial condition, their demand or ability to pay for our services, and the market for our services. These conditions, all of which are outside of our control, include but are not limited to merger and acquisition activity levels, the availability, cost and terms of credit, the state of the United States and global financial markets, including the impact of rising inflation rates, the levels of litigation and regulatory and administrative investigations and proceedings, global health crises and pandemics, and general economic and business conditions. In addition, many of our clients are in highly regulated industries, and regulatory and legislative changes affecting these industries could impact the market for our service offerings, render our current service offerings obsolete, or increase the competition among providers of these services. Although we are not able to predict the positive or negative effects that general changes in global economic, business and political conditions will have on our individual practice areas or our business as a whole, any specific changes in these conditions could have a material adverse impact on our revenues, results of operations and financial condition.
The June 2016 referendum where voters in the United Kingdom ("U.K.") approved an exit from the European Union ("E.U."), commonly referred to as "Brexit," created political, economic, and regulatory uncertainty in the U.K., where our European operations are headquartered. The impact of Brexit depends on the terms of the U.K.'s withdrawal from the E.U. The U.K. formally left the E.U. on January 31, 2020. The U.K. and E.U. entered into a new Trade and Cooperation Agreement (the “TCA”), which was ratified by the U.K. Parliament on December 31, 2020 and which addresses a range of aspects of the future relationship between the parties. The TCA addresses, for example, trade in goods and the ability of U.K. nationals to travel to the E.U. on business but defers other issues. While the TCA provides clarity in some areas, there also remains substantial political, economic, and regulatory uncertainty that may not be fully realized for several years or more. This uncertainty may result in new regulatory, tax, operations, and cost challenges to our U.K., European and global operations. Currency fluctuations caused by or relating to Brexit could adversely affect our financial position. Such uncertainties may significantly impact our business, as customers of our U.K.-based operations evaluate their business needs in consideration of changing economic conditions or increased international regulatory complexities.
In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The pandemic has adversely impacted global health and the economic environment as the outbreak continues to grow with the introduction of new variants in both the U.S. and globally. In response, many governments have implemented, and continue to implement, "shelter-in-place" restrictions, travel restrictions, and other measures to reduce the spread of COVID-19. Many businesses, including those of our clients, have responded with their own work-from-home policies and procedures. Although our offices remain open and capable of hosting our colleagues, we have invited them to work wherever they feel most comfortable.
We intend to continue to provide our services to our clients for the duration of the pandemic and related government-imposed restrictions. However, the timing of projects may be delayed or otherwise disrupted due to the length and severity of restrictions or limitations implemented in the future. The COVID-19 virus poses the risk that our employees, our non-employee experts, governmental agencies, clients, and parties otherwise engaged in the delivery of our services may be prevented from conducting business activities in the ordinary course for an indefinite period. Extended shutdowns or other restrictions could also adversely limit our business operations or increase costs.
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
The interpretation and application of U.S. tax legislations or other changes in U.S. taxation of our operations could harm our business, revenue, cash flows and financial results.
Tax reform remains a legislative priority for the U.S. government and certain legislations have already been enacted. Further regulatory or legislative developments may arise from the proposed U.S. tax reform under the Biden Administration’s “Build Back Better Act” which is proposing a new corporate alternative minimum tax and increased taxation of international business operations. While there is current uncertainty regarding what changes will eventually be enacted, such new laws may affect our operating results and financial conditions.
What changes if any to the U.S. or non-U.S. taxation of our operations may increase our worldwide effective tax rate, result in additional taxes or other costs or have other material consequences, which could harm our business, revenue, cash flows and financial results.
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
•inflation;
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
Our failure to execute our business strategy or manage future growth successfully could adversely affect our revenues and results of operations
Any failure on our part to execute our business strategy or manage future growth successfully could adversely affect our revenues and results of operations. In the future, we could open offices in new geographic areas, including foreign locations, and expand our employee base as a result of internal growth and acquisitions. Opening and managing new offices often requires extensive management supervision and increases our overall selling, general and administrative expenses. Expansion creates new and increased management, consulting, and training responsibilities for our employee consultants, and expansion may require additional regulatory compliance. Expansion also increases the demands on our internal systems, procedures, and controls, and on our managerial, administrative, financial, marketing, and other resources. We depend heavily upon the managerial, operational, and administrative skills of our executive officers to manage our expansion and business strategy. New responsibilities and demands may adversely affect the overall quality of our work.
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
Fluctuations in the types of service contracts we enter into may adversely impact revenue and results of operations
We derive a portion of our revenues from fixed-price contracts. These contracts are more common in our management consulting area, and would likely grow in number with expansion of that area. Fluctuations in the mix between time-and-material contracts, fixed-price contracts and arrangements with fees tied to performance-based criteria may result in fluctuations of revenue and results of operations. In addition, if we fail to estimate accurately third-party vendor expenses and the resources required for a fixed-price project or fail to satisfy our contractual obligations in a manner consistent with the project budget, we might generate a smaller profit or incur a loss on the project. On occasion, we have had to commit unanticipated additional resources to complete projects, and we may have to take similar action in the future, which could adversely affect our revenues and results of operations. Revenue generated from fixed-price contracts was approximately 24% of our total revenues for the year ended January 1, 2022.
There can be no assurance that we will continue to declare cash dividends at all or in any particular amounts
Our Board of Directors declared the first quarterly dividend on our common stock during 2016 and we have continued to pay quarterly dividends throughout fiscal 2021. Although we anticipate paying regular quarterly dividends on our common stock for the foreseeable future, the declaration of dividends is subject to the discretion of our Board of Directors, and is restricted by applicable state law limitations on distributions to shareholders. As a result, the amount, if any, of the dividends to be paid by us in the future depends upon a number of factors, including but not limited to our available cash on hand, anticipated cash needs, overall financial condition, and future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors. In addition, our Board of Directors may also suspend the payment of dividends at any time. Any reduction or suspension in our dividend payments could adversely affect the price of our common stock.

Our stock repurchase programs could affect the market price of our common stock and increase its volatility
Our Board of Directors has from time to time authorized repurchase programs of our outstanding common stock. Under these stock repurchase programs, we are authorized to repurchase, from time-to-time, shares of our outstanding common stock on the open market or in privately negotiated transactions. The timing and amount of stock repurchases are determined based upon our evaluation of market conditions and other factors. Any stock repurchase program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our common stock under any program. Repurchases pursuant to our stock repurchase programs could affect the market price of our common stock and increase its volatility. Any termination of our stock repurchase programs could cause a decrease in the market price of our common stock, and the existence of a stock repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity and trading volumes of our common stock. There can be no assurance that any stock repurchases under these programs will enhance stockholder value because the market price of our common stock may decline below the levels at which those repurchases were made. Although our stock repurchase programs are intended to enhance long-term stockholder value, short-term fluctuations in the market price of our common stock could reduce the programs' effectiveness.
We could incur substantial costs protecting our proprietary rights from infringement or defending against a claim of infringement
As a professional services organization, we may rely on non-competition and non-solicitation agreements with some of our employees and non-employee experts to protect our proprietary rights. These agreements, however, may offer us only limited protection and may not be enforceable in every jurisdiction. In addition, we may incur substantial costs trying to enforce these agreements.
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
•continued uncertainty around how Brexit will impact the U.K. generally, including its impact on the regulatory environment, currency, tax, and operations that could disrupt trade, the sale of our services, the movement of our people between the U.K., E.U., and other locations, and the global economy;
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
Fluctuations in currency exchange rates could adversely affect our operations
We conduct our business in the Americas, Europe, and Australia, and the global scope of our business exposes us to risk of fluctuations in foreign currency markets. Specifically, our results of operations are subject to fluctuations primarily in the British Pound and Euro against the U.S. Dollar as well as the Euro against the British Pound. The fluctuation in foreign currency markets can both increase and decrease our overall revenue and expenses for any fiscal period, and therefore has a resulting negative impact on our reported results of operations and on our ability to predict our future results and earnings accurately. Additionally, global economic events, including Brexit, have caused and may continue to cause significant volatility in currency exchange rate fluctuations. The impact of Brexit on currency exchange rates and the significance of the resulting fluctuations in the exchange rate of the British Pound may not be fully realized for several years or more. Revenue generated from our U.K.-based operations was approximately 15% (which includes currency exchange effects) of our total revenues for the year ended January 1, 2022. We currently do not hedge our exposure to current foreign currency exchange risks by engaging in foreign exchange hedging transactions, though we may do so in the future.
Risks Related to Our Indebtedness
Our debt obligations may adversely impact our financial performance
We rely on our cash and cash equivalents, cash flows from operations and borrowings under our credit agreement to fund our short-term and anticipated long-term operating activities. We currently have a revolving credit facility with our bank for up to $175.0 million. The amounts available under this revolving credit facility are constrained by various financial covenants and reduced by certain letters of credit outstanding. At February 25, 2022, we had no borrowings outstanding under the credit agreement and approximately $170.8 million available for future borrowings, after consideration of outstanding letters of credit. Our loan agreement with the bank will mature on October 24, 2022. We expect to extend or refinance our revolving credit agreement prior to maturity, but there can be no assurance that we will be able to do so on favorable terms or at all. Our ability to refinance our indebtedness will depend on our ability to generate cash from operations, which may be subject to general economic, financial, competitive and other factors that are beyond our control. If we are not able to extend or replace this source of capital, it could adversely affect our ability to obtain further financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to secure short-term and long-term debt or equity financing in the future will also depend on several factors, including our future profitability, the levels of our debt and equity, restrictions under our existing or any future revolving credit facility, and the overall credit and equity market environments.
As LIBOR is phased out, we will need to agree to a replacement index rate to be used under our credit agreement, which may have an adverse effect on our financial condition
At present LIBOR is expected to be published only on a limited basis for certain LIBOR tenors in U.S. dollars through June 30, 2023, after which LIBOR reference rates will no longer be provided. Our credit agreement, which is set to mature on October 24, 2022, does not specify a particular replacement index rate (or related margin) when LIBOR becomes unavailable. The credit agreement permits the administrative agent and us to select a replacement rate (which may include a rate based on the Secured Overnight Financing Rate, or SOFR, and the related spread adjustment) consistent with relevant regulatory guidance and general market practice and permits the administrative agent to implement conforming changes to our credit agreement determined by it to be appropriate and consistent with general practice. We expect to amend our credit facility to provide a market-based replacement index rate and margin prior to the time when LIBOR is no longer available. Any replacement rate could result in an increase in our interest expense.
Item 1B—Unresolved Staff Comments
Not applicable.
Item 2—Properties
In the aggregate, as of January 1, 2022, we leased approximately 381,000 square feet of office space in locations around the world, including Boston, San Francisco, Oakland, New York, Chicago, London, and Washington, D.C.
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
Shareholders. We had approximately 67 holders of record of our common stock as of February 25, 2022. This number does not include shareholders for whom shares were held in a "nominee" or "street" name.
Repurchases of Equity Securities.    The following table provides information about our repurchases of shares of our common stock during the fiscal quarter ended January 1, 2022. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the fiscal quarter into three periods of four weeks, four weeks and five weeks, respectively, to coincide with our reporting periods during the fourth quarter of fiscal 2021.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 3, 2021 to October 30, 2021	—	$—	—	$35,484,373
October 31, 2021 to November 27, 2021	51,344	$97.38	51,344	$30,484,426
November 28, 2021 to January 1, 2022	10,238	$91.82	—	$30,484,426
_________________________
(1)During the five weeks ended January 1, 2022, we accepted 10,238 shares of our common stock as a tax withholding from certain of our employees in connection with the vesting of restricted stock units that occurred during the period, pursuant to the terms of our 2006 equity incentive plan, at the average price per share of $91.82.
(2)On February 7, 2022, our Board of Directors authorized an expansion to our existing share repurchase program of an additional $20.0 million of outstanding shares of our common stock. We may repurchase shares under this program in open market purchases (including through any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. Approximately $30.5 million and $50.5 million was available for future repurchases under this program as of January 1, 2022 and February 25, 2022, respectively. We expect to continue to repurchase shares under this program.
Shareholder Return Performance Graph.(1)    The graph below compares the cumulative 5-year total return of holders of our common stock with the cumulative total returns of the NASDAQ Composite index and a customized peer group of three companies consisting of Exponent Inc., FTI Consulting Inc. and Huron Consulting Group Inc.
The graph tracks the cumulative shareholder return calculated on a dividend-reinvested basis of a $100 investment in our common stock, in a customized peer group, and in a market index over a 5-year period. The graph assumes the $100 was invested on the last calendar day of 2016 in stock or index, where the index is calculated on a month-end basis. We initiated a quarterly dividend in the fourth quarter of fiscal 2016 and continued to pay quarterly dividends throughout fiscal 2021.

Although we anticipate paying regular quarterly dividends on our common stock for the foreseeable future, the declaration of any future dividends is subject to the discretion of our Board of Directors.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among CRA International, Inc., the NASDAQ Composite Index, and a Peer Group

$350
$300
$250
$200
$150
$100
$50
$0
12/31/16
12/30/17
12/29/18
12/28/19
1/2/21
1/1/22
CRA International, Inc
NASDAQ Composite
Peer Group

	December 31, 2016	December 30, 2017	December 29, 2018	December 28, 2019	January 2, 2021	January 1, 2022
CRA International, Inc.	$100.00	$124.73	$115.09	$153.46	$149.10	$276.81
NASDAQ Composite	$100.00	$129.64	$125.96	$172.17	$249.51	$304.85
Peer Group	$100.00	$99.75	$140.73	$214.50	$236.12	$300.12
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
Item 6—[Reserved]
Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations
This section of the Form 10-K does not address certain items regarding the year ended December 28, 2019. Discussion and analysis of year-to-year comparisons between fiscal 2020 and fiscal 2019 not included in this Form 10-K can be found in "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations" of our Annual Report on Form 10-K for the year ended January 2, 2021.
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
Our costs of services include the salaries, bonuses, share-based compensation expense, forgivable loan amortization, and benefits of our employee consultants. Our bonus program awards discretionary bonuses based on our revenues and profitability and individual performance. Costs of services also include out-of-pocket and other third-party vendor expenses, and the salaries of support staff whose time is billed directly to clients, such as librarians, editors, and programmers, as well as the amounts billed to us by our outside consultants for services rendered while completing a project. Selling, general and administrative expenses include salaries, bonuses, share-based compensation expense, and benefits of our administrative and support staff, fees to non-employee experts for generating new business, office rent, marketing, and other costs.
While the COVID-19 pandemic did not materially adversely affect our financial results and business operations during fiscal 2021, the COVID-19 pandemic may continue to pose risks to our business. The public health actions being undertaken to reduce the spread of the virus may create significant disruptions with respect to the demand for our services and impact our ability to conduct business activities in the ordinary course for an indefinite period. We have implemented enhanced safety procedures and enhanced cleaning protocols at our facilities to protect the health of our colleagues. Although our offices remain open and capable of hosting our colleagues, we have invited them to work wherever they feel most comfortable. Due to the above circumstances and as described generally in this Form 10-K, our results of operations for fiscal 2021 are not necessarily indicative of the results to be expected for future fiscal years. See Item 1A in this annual report on Form 10-K for an additional discussion of risks and potential risks of the COVID-19 pandemic on our business, financial condition and results of operations.
Utilization and Seasonality
We derive the majority of our revenues from the number of hours worked by our employee consultants. Our utilization of those employee consultants is one key indicator that we use to measure our operating performance. We calculate utilization by dividing the total hours worked by our employee consultants on engagements during the measurement period by the total number of hours that our employee consultants were available to work during that period. Utilization was 74%, 69%, and 75% for fiscal 2021, fiscal 2020, and fiscal 2019, respectively.
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
International Operations
Revenues outside of the U.S. accounted for approximately 20%, 20%, and 21% of our total revenues in fiscal 2021, fiscal 2020, and fiscal 2019, respectively. Revenue by country is detailed in Note 2 to our Notes to Consolidated Financial Statements.
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
Revenue Recognition.    Revenue is recognized when we satisfy a performance obligation by transferring services promised in a contract to a client in an amount that reflects the consideration that we expect to receive in exchange for those services. Performance obligations in our contracts represent distinct or separate service streams that we provide to our clients. If, at the outset of an arrangement, we determine that an enforceable contract does not exist, revenues are deferred until all criteria for an enforceable contract are met.
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
Reimbursable expenses, including those relating to travel, out-of-pocket expenses, outside consultants and other third-party vendor expenses, are generally included in revenues, and an equivalent amount of reimbursable expenses is included in costs of services in the period in which the expense is incurred.
Variable consideration to be included in the transaction price is estimated using either the expected value method or the most likely method based on facts and circumstances. Variable consideration is included in the transaction price if it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Variable consideration estimates are based on specific price concessions already granted and those expected to be extended to our clients based on historical realization rates. If actual results in the future vary from our estimates, we adjust these estimates in the period such variances become known.
We usually issue invoices to our customers on a monthly basis, and payment is due upon receipt of the invoice. When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. We do not assess whether a significant financing component exists if the period between when we perform our obligations under the contract and when the customer pays is one year or less.
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

The requisite service period typically ranges from two to seven years starting with the employee's employment date or non-employee's affiliation date. For an employee or non-employee consultant currently affiliated with us, the requisite service period generally begins at the start of the award's measurement period. A recipient of such an award is expected to be employed by or affiliated with us for the entire measurement period. If the recipient's employment or affiliation with us terminates during the measurement period, the amount paid will be determined in accordance with the recipient's specific contract provisions.
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
Valuation of the Contingent Consideration Liability.    In prior periods, we had accounted for our contingent consideration liability by remeasuring the obligation to fair value each reporting period, estimated based on a Monte Carlo simulation. The fair value measurement of these liabilities was based on significant inputs not observed in the market. The significant unobservable inputs used in the fair value measurements of these contingent consideration liabilities were our measures of the estimated payouts based on internally generated revenue projections, expected volatility of the revenue projections, and discount rates. The process of developing financial projections is highly subjective and requires significant judgment and estimates. We reassessed the fair value of these contingent consideration liabilities on a quarterly basis using additional information as it became available. Any change in the fair value estimates were recorded in the earnings of that period. The measurement period for the contingent consideration liability ended in January 2021, and the contingent consideration liability was paid in February 2021.
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
Recent Accounting Standards
Please refer to the section captioned "Recent Accounting Standards" in Note 1 of our Notes to Consolidated Financial Statements contained in this Form 10-K.
Results of Operations
The following table provides operating information as a percentage of revenues for the periods indicated:

	Fiscal Year Ended
	January 1, 2022 (52 weeks)	January 2, 2021 (53 weeks)	December 28, 2019 (52 weeks)
Revenues	100.0%	100.0%	100.0%
Costs of services (exclusive of depreciation and amortization)	70.7	72.9	70.4
Selling, general and administrative expenses	17.2	17.7	20.7
Depreciation and amortization	2.3	2.5	2.4
Income from operations	9.8	6.8	6.5
Interest expense, net	(0.2)	(0.2)	(0.3)
Foreign currency gains (losses), net (1)	(0.1)	—	(0.3)
Income before provision for income taxes	9.6	6.6	5.9
Provision for income taxes	2.2	1.8	1.3
Net income	7.4%	4.8%	4.6%
_______________________________
(1)Percentage calculates to less than 0.1% for fiscal 2020.
Fiscal 2021 Compared to Fiscal 2020
Our fiscal year end is the Saturday nearest December 31 of each year. Our fiscal years periodically contain 53 weeks rather than 52 weeks. Fiscal 2021 was a 52-week year, and fiscal 2020 was a 53-week year.
Revenues.    Revenues increased by $57.5 million, or 11.3%, to $565.9 million for fiscal 2021 from $508.4 million for fiscal 2020. The increase in net revenue was a result of an increase in gross revenues of $57.2 million as compared to fiscal 2020, coupled with a decrease in write-offs and reserves of $0.3 million as compared to fiscal 2020. Utilization increased to 74% for fiscal 2021 from 69% for fiscal 2020, while consultant headcount increased by 30 consultants during fiscal 2021. Billable hours increased by 8.7% for fiscal 2021 when compared to fiscal 2020.
Overall, revenues outside of the U.S. represented approximately 20% of net revenues in each of fiscal 2021 and fiscal 2020. Revenues derived from fixed-price engagements remained flat at 24% of net revenues for fiscal 2021 and fiscal 2020. Revenues derived from time-and-materials engagements also remained flat at 76% of net revenues for fiscal 2021 and fiscal 2020. The percentages of revenue derived from fixed-price engagements depends largely on the proportion of our revenues derived from our management consulting business, which typically has a higher concentration of fixed-price service engagements.
Costs of Services (exclusive of depreciation and amortization).    Costs of services (exclusive of depreciation and amortization) increased by $29.4 million, or 7.9%, to $400.1 million for fiscal 2021 from $370.7 million for fiscal 2020. The increase in costs of services was due primarily to an increase of $10.9 million in employee compensation and fringe benefit costs attributable to salaries and benefits associated with our increased consulting headcount, an increase in forgivable loan amortization of $2.1 million, and an increase in incentive and retention compensation costs of $16.1 million. Additionally, client reimbursable expenses increased by $2.9 million in fiscal 2021 compared to fiscal 2020. These increases were partially offset by a decrease in expense related to contingent consideration of $2.6 million, as the measurement period ended and the contingent consideration was paid in the first quarter of fiscal 2021. As a percentage of net revenue, costs of services decreased to 70.7% for fiscal 2021 as compared to 72.9% for fiscal 2020.
Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by $7.4 million, or 8.2%, to $97.4 million for fiscal 2021 from $90.0 million for fiscal 2020. This increase was due primarily to a $3.1 million increase to employee and incentive compensation, a $0.5 million increase in travel and entertainment expenses, a $0.9 million increase in software subscription and data services, a $0.7 million increase in training and marketing expenses, and a $0.1 million increase in other operating expenses. These increases were partially offset by a $1.3 million decrease in rent expense, a $0.6 million decrease in legal and professional services, and a $0.2 million decrease in bad debt expense. Commissions to our non-employee experts experienced an increase of $4.2 million.
As a percentage of revenues, selling, general and administrative expenses decreased to 17.2% for fiscal 2021 from 17.7% for fiscal 2020. Commissions to non-employee experts increased to 3.0% of revenue in fiscal 2021 compared to 2.5% of revenue in fiscal 2020.

Provision for Income Taxes.    For fiscal 2021, our income tax provision was $12.6 million and the effective tax rate ("ETR") was 23.2%, as compared to a provision of $9.1 million and an effective tax rate of 27.1% for fiscal 2020. The effective tax rate for fiscal 2021 was lower than the prior year due to an increase in the tax benefit related to share-based compensation. The ETR for fiscal 2021 was lower than our combined federal and state statutory rate due to the tax benefit on shared-based compensation, partially offset by non-deductible items resulting primarily from limitations of compensation paid to executive officers. The ETR for fiscal 2020 was comparable to our combined federal and state statutory rate but included offsets of non-deductible compensation paid to executive officers and the tax benefit related to share-based compensation.
Net Income.    Net income increased by $17.2 million to $41.7 million for fiscal 2021 from $24.5 million for fiscal 2020. The diluted net income per share was $5.45 per share for fiscal 2021, compared to diluted net income per share of $3.07 per share for fiscal 2020. Diluted weighted average shares outstanding decreased by approximately 327,000 shares to approximately 7,621,000 shares for fiscal 2021 from approximately 7,948,000 shares for fiscal 2020. The decrease in diluted weighted average shares outstanding was primarily due to the repurchase of shares of our common stock since January 2, 2021, offset in part by the issuance or vesting of shares of restricted stock and time-vesting restricted stock units, the issuance of common stock for contingent consideration, and the exercise of stock options.
Liquidity and Capital Resources
We believe that current cash, cash equivalents, cash generated from operations, and amounts available under our revolving credit facility through maturity will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. As of January 1, 2022, we have $66.1 million of cash and cash equivalents and $170.8 million of borrowing capacity under our revolving credit facility.
General.    In fiscal 2021, our cash and cash equivalents increased by $20.5 million, completing the year with cash and cash equivalents of $66.1 million. The principal drivers of the increase of cash were growth in sales and strong collections of accounts receivable.
During fiscal 2021, working capital (defined as current assets less current liabilities) increased by $16.4 million to end fiscal 2021 at $36.3 million. The increase in working capital was principally due to an increase in cash and cash equivalents of $20.5 million, an increase in accounts receivable and unbilled services of $9.6 million, and a decrease in the current portion of deferred compensation of $14.8 million, which was primarily related to the payment of contingent consideration. Partially offsetting these increases to working capital was a decrease in the current portion of forgivable loans of $4.2 million, an increase in accounts payable of $4.1 million, an increase in accrued expenses of $19.9 million, and an increase in deferred revenue and other liabilities of $3.0 million.
At January 1, 2022, $36.8 million of our cash and cash equivalents were held within the U.S. We have sufficient sources of liquidity in the U.S., including cash flow from operations and availability on our revolving credit facility, to fund U.S. operations over the next 12 months without the need to repatriate funds from our foreign subsidiaries.
As of January 1, 2022, our cash accounts were concentrated at two financial institutions, which potentially exposes us to credit risks. The financial institutions both have short-term credit ratings of A-1 by Standard & Poor's ratings services. We have not experienced any losses related to such accounts. We do not believe that there is significant risk of non-performance by the financial institutions, and its cash on deposit is fully liquid. We continually monitor the credit ratings of these institutions.
Sources and Uses of Cash. During fiscal 2021, net cash provided by operating activities was $75.7 million. Net income was $41.7 million for fiscal 2021. Sources of cash for operating activities included a $14.9 million increase in accounts payable, accrued expenses, and other liabilities and a $10.7 million decrease in forgivable loans, which was comprised of $14.5 million of forgivable loan issuances, net of repayments, offset by $25.2 million of forgivable loan amortization and related foreign currency translation. Offsetting these sources of cash for operating activities included a $10.4 million increase in accounts receivable and unbilled receivables, a $15.5 million decrease in lease liabilities, and a $2.4 million increase in prepaid expenses and other current assets.
Cash provided by operating activities included non-cash depreciation and amortization expense of $12.8 million, share-based compensation expenses of $4.1 million, incentive cash awards of $6.7 million, right-of-use asset amortization of $13.0 million, and other non-cash deductions of $0.1 million.
During fiscal 2021, net cash used in investing activities was $2.6 million for capital expenditures, which were primarily used to support computer equipment and software needs.

We used $52.0 million of net cash in financing activities during fiscal 2021, primarily as a result of $45.0 million of repurchases of our common stock, payment of $8.3 million of cash dividends and dividend equivalents, tax withholding payments reimbursed by restricted shares of $1.5 million, and a portion of the payment of the contingent consideration classified as a financing activity in the amount of $2.4 million. Offsetting these uses in cash for financing activities was $5.2 million received upon the issuance of shares of common stock related to the exercise of stock options.
Lease Commitments
We are a lessee under certain operating leases for office space and equipment, which have remaining lease terms between one and approximately ten years, many of which include one or more options to extend the term for periods of up to five years for each option. The maturities of lease liabilities, as of January 1, 2022, related to office space and equipment are discussed in Note 4 in our Notes to Consolidated Financial Statements. We have no additional operating leases we have committed to that have not yet commenced.
Certain of our operating leases have terms that impose asset retirement obligations due to office modifications or the periodic redecoration of the premises, which are included in other liabilities on our consolidated balance sheets and are recorded at a value based on their estimated discounted cash flows. We do not expect to incur asset retirement obligation or redecoration obligation costs over the next twelve months. The remainder of our asset retirement obligations and redecoration obligations are approximately $2.9 million and are expected to be settled between fiscal 2026 and fiscal 2031 when the underlying leases terminate. We expect to satisfy these lease and related obligations, as they become due, from cash generated from operations.
Indebtedness
We are party to a $175.0 million revolving credit facility, which reflects an increase on January 12, 2021 to the capacity of the revolving credit facility by $50.0 million and includes a $15.0 million sublimit for the issuance of letters of credit. We may use the proceeds of the revolving credit facility for working capital and other general corporate purposes. Generally, we may repay borrowings under the revolving credit facility at any time but must repay all borrowings no later than October 24, 2022. There were no borrowings outstanding under this revolving credit facility as of January 1, 2022.
The amount available under this revolving credit facility was reduced by $4.2 million of letters of credit outstanding as of January 1, 2022. Borrowings under the revolving credit facility bear interest at a rate per annum, at our election, of either (i) the Base Rate, as defined in the credit agreement, plus an applicable margin, which varies between 0.25% and 1.25% depending on our total leverage ratio as determined under the credit agreement, or (ii) the Adjusted Eurocurrency Rate, as defined in the credit agreement, plus an applicable margin, which varies between 1.25% and 2.25% depending on our total leverage ratio. We are required to pay a fee on the unused portion of the revolving credit facility at a rate per annum that varies between 0.20% and 0.35% depending on our total leverage ratio. Borrowings under the revolving credit facility are secured by 100% of the stock of certain of our U.S. subsidiaries and 65% of the stock of certain of our foreign subsidiaries, which represent approximately $33.8 million in net assets as of January 1, 2022.
Under the credit agreement, we must comply with various financial and non-financial covenants. Compliance with these financial covenants is tested on a fiscal quarterly basis. Any indebtedness outstanding under the revolving credit facility may become immediately due and payable upon the occurrence of stated events of default, including our failure to pay principal, interest or fees or a violation of any financial covenant. The financial covenants require us to maintain an Adjusted Consolidated EBITDA, as defined in the credit agreement, to consolidated interest expense ratio of more than 2.5:1.0 and to comply with a consolidated debt to Adjusted Consolidated EBITDA ratio of not more than 3.0:1.0. The non-financial covenant restrictions of the senior credit agreement include, but are not limited to, our ability to incur additional indebtedness, engage in acquisitions or dispositions, and enter into business combinations. At January 1, 2022 and currently, we are in compliance with all such tests under the credit agreement.
Forgivable Loans
In order to attract and retain highly skilled professionals, we may issue forgivable loans or term loans to employees and non-employee experts. A portion of these loans is collateralized by key person life insurance. The forgivable loans have terms that are generally between two and six years. The principal amount of forgivable loans and accrued interest is forgiven by us over the term of the loans, so long as the employee or non-employee expert continues employment or affiliation with us and complies with certain contractual requirements. The expense associated with the forgiveness of the principal amount of the loans is recorded as compensation expense over the service period, which is consistent with the term of the loans.

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
In December 2016, our compensation committee modified the long-term incentive program, or "LTIP," to allow grants of service- and performance-based cash awards in lieu of, or in addition to, equity awards to our senior corporate leaders, practice leaders, and key revenue generators. The compensation committee of our Board of Directors is responsible for approving all cash and equity awards under the LTIP. Under our cash incentive plan, we expect to pay LTIP cash awards of approximately $6.8 million over the next twelve months and $15.4 million between fiscal 2023 and fiscal 2026. We expect to fund any cash payments from existing cash resources, cash generated from operations, or borrowings on our revolving credit facility.
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
Share Repurchases
In February 2022 and February 2021, our Board of Directors authorized an expansion to our existing share repurchase program, authorizing the purchase of an additional $20.0 million and $40.0 million, respectively, of our common stock. We may repurchase shares under this program in open market purchases (including through any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. Refer to the section titled "Self-Tender Offer" below for discussion of shares repurchased during the second quarter of fiscal 2021 under our modified "Dutch auction" self-tender offer.
During fiscal 2021, fiscal 2020, and fiscal 2019, we repurchased and retired 270,908 shares, 283,842 shares, and 421,112 shares, respectively, under our share repurchase program at an average price per share of $72.53, $47.14, and $42.94, respectively. We had approximately $30.5 million and $50.5 million available for future repurchases under our share repurchase program as of January 1, 2022 and February 25, 2022, respectively. We plan to finance future repurchases with available cash, cash from future operations and funds from our revolving credit facility. We expect to continue to repurchase shares under our share repurchase program.
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
Dividends to Shareholders
We anticipate paying regular quarterly dividends each year. These dividends are anticipated to be funded through cash flow from operations, available cash on hand, and/or borrowings under our revolving credit facility. Although we anticipate paying regular quarterly dividends on our common stock for the foreseeable future, the declaration, timing and amounts of any such dividends remain subject to the discretion of our Board of Directors. During the fiscal years ended January 1, 2022, January 2, 2021, and December 28, 2019, we paid dividends of $8.3 million, $7.5 million, and $6.8 million, respectively.
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
•share repurchases under programs that we may have in effect from time to time;
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
Item 7A—Quantitative and Qualitative Disclosure About Market Risk
Foreign Exchange Risk
The majority of our operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of foreign currencies. Our primary foreign currency exposures relate to our short-term intercompany balances with our foreign subsidiaries, intercompany loans with our foreign subsidiaries, and accounts receivable and cash valued in the United Kingdom in U.S. Dollars or Euros. Our primary foreign subsidiaries have functional currencies denominated in either the British Pound or the Euro, and foreign denominated assets and liabilities are remeasured each reporting period with any exchange gains and losses recorded in our consolidated statements of operations. We continue to manage our foreign currency exchange exposure through frequent settling of intercompany account balances and by self-hedging movements between functional currency exchange rates and those in which we transact business. Holding all other variables constant, a hypothetical 10% movement in foreign exchange rates on January 1, 2022 would have affected our income before provision for income taxes for fiscal 2021 by approximately $3.1 million. However, actual gains and losses in the future could differ materially from this analysis based on the timing and amount of both foreign currency exchange rate movements and our actual exposure.
Additionally, Brexit could adversely affect U.K., European and worldwide economic market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the British Pound and Euro. The U.K. officially left the E.U. on January 31, 2020, and the TCA was ratified by the U.K. Parliament on December 31, 2020. We recognize that there remains significant uncertainties surrounding the impact of the TCA and other ongoing Brexit negotiations, and will continue to monitor any changes that may arise and assess their potential impact on our business.
Translation of Financial Results
Our foreign subsidiaries operate in currencies other than the U.S. Dollar. The functional currencies of our foreign subsidiaries are generally denominated in the local currency. Increases or decreases in the value of the U.S. Dollar against these currencies will affect our operating results and the value of our balance sheet items denominated in foreign currencies. Our most significant exposures to translation risk relate to functional currency assets and liabilities that are denominated in the British Pound and Euro. For our foreign subsidiaries whose functional currencies are denominated in currencies other than the U.S. Dollar, the unrealized changes in the net investments were losses of $1.5 million, gains of $3.3 million, and gains of $0.8 million for fiscal 2021, fiscal 2020, and fiscal 2019, respectively. These translation gains and losses are reflected in shareholders' equity as a component of accumulated other comprehensive income (loss).
Interest Rate Risk
Our primary exposure to interest rate risk is associated with our revolving credit facility, which has variable interest rates for our borrowings based on our leverage ratio and certain reference rates, at our election, permitted under the terms of the credit agreement. We had no outstanding borrowings under our revolving credit facility as of January 1, 2022. A hypothetical change in the interest rate of 10% would not have a material impact to our net income.
From time to time, we may maintain an investment portfolio, often consisting mainly of money market mutual funds that may be withdrawn upon request. These money market mutual funds are subject to interest rate risk. However, a hypothetical change in the interest rates of 10% would not have a material impact to the fair values of these securities at January 1, 2022.

Item 8—Financial Statements and Supplementary Data
We have included our consolidated financial statements in this annual report on pages FS-5 to FS-31, which includes the report of Grant Thornton LLP (PCAOB ID: 248) and the report of Ernst & Young LLP (PCAOB ID: 42). We have provided an index to our consolidated financial statements on page FS-1.
Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A—Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. This is done in order to ensure that information we are required to disclose in the reports that are filed or submitted under the Securities Exchange Act of 1934 ("the Exchange Act"), as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 1, 2022.
(b)Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in "Internal Control—Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our President and Chief Executive Officer and our Chief Financial Officer concluded that our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles as of January 1, 2022.
Our independent registered public accounting firm, Grant Thornton LLP, has issued an audit report on their assessment of our internal control over financial reporting. The audit report is included herein.
(c)Evaluation of Changes in Internal Control over Financial Reporting
Our evaluation of our internal control over financial reporting discussed in Section (b) did not identify any changes in our internal control over financial reporting during the fourth quarter of fiscal 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B—Other Information
None.
Item 9C—Disclosures Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
CRA International, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of CRA International, Inc. (a Massachusetts corporation) and subsidiaries (the “Company”) as of January 1, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended January 1, 2022, and our report dated March 3, 2022 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ GRANT THORNTON LLP
Boston, Massachusetts
March 3, 2022

PART III
We have omitted the information required in Part III of this annual report because we intend to include that information in our definitive proxy statement for the 2022 annual meeting of shareholders, which we expect to file within 120 days (or such greater number as permitted by SEC rules) after the end of fiscal 2021. We incorporate that information in this annual report by reference to the proxy statement to be filed in connection with the 2022 annual meeting of our shareholders, which we will refer to herein as our "2022 annual proxy statement."
Item 10—Directors, Executive Officers and Corporate Governance
We incorporate the information required by this item by reference to the sections captioned "Corporate Governance" (specifically, its subsections captioned "Overview," "Executive officers and directors" and "Audit committee") and "Delinquent Section 16(a) Reports" in our 2022 annual proxy statement.
Item 11—Executive Compensation
We incorporate the information required by this item by reference to the section captioned "Compensation of Directors and Executive Officers" in our 2022 annual proxy statement.
Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
We incorporate the information required by this item by reference to the sections captioned "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plans" in our 2022 annual proxy statement.
Item 13—Certain Relationships and Related Transactions and Director Independence
We incorporate the information required by this item by reference to the sections captioned "Transactions with Related Parties" and "Corporate Governance" (specifically, its subsection captioned "Overview") in our 2022 annual proxy statement.
Item 14—Principal Accountant Fees and Services
We incorporate the information required by this item by reference to the section captioned "Principal Accountant Fees and Services" in our 2022 annual proxy statement.

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

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
3.1	Amended and Restated Articles of Organization, as amended by the Articles of Amendment to our Articles of Organization filed on May 6,2005.		10-K	February 27, 2020	3.1
3.2	Amended and Restated By-Laws, as amended.		8-K	January 31, 2011	3.2
4.1	Specimen certificate for common stock.		S-8	April 21, 2006	4.4
4.2	Description of Capital Stock		10-K	February 27, 2020	4.2
10.1*	1998 Employee Stock Purchase Plan.		S-1/A	April 3, 1998	10.2
10.2*	Amended and Restated 2006 Equity Incentive Plan, as amended.		DEF 14A	April 27, 2018	Annex A
10.3*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan.		8-K	April 27, 2006	10.2
10.4*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan with Company Right of First Refusal.		10-K	February 12, 2009	10.9
10.5*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan, as amended.		10-K	March 2, 2012	10.11
10.6*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan, as amended.		10-K	March 15, 2017	10.9
10.7*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan, as amended.		10-K	March 12, 2018	10.7
10.8*	Form of Restricted Stock Agreement for Non-Employee Director Award Pursuant to Section 6.9 of the 2006 Equity Incentive Plan, as amended.		10-Q	August 2, 2018	10.3
10.9*	Form of Restricted Stock Agreement for Employee or Independent Contractor Awards under the 2006 Equity Incentive Plan.		8-K	April 27, 2006	10.3
10.10*	Form of Restricted Stock Agreement for Employee or Independent Contractor Awards under the 2006 Equity Incentive Plan with Company Right of First Refusal.		10-K	February 12, 2009	10.11
10.11*	Form of Restricted Stock Agreement for Employee or Independent Contractor Awards under the 2006 Equity Incentive Plan with Company, as amended.		10-K	March 2, 2012	10.14
10.12*	Form of Restricted Stock Agreement for Employee or Independent Contractor Award under the 2006 Equity Incentive Plan, as amended.		10-Q	August 2, 2018	10.4
10.13*	Form of Nonqualified Stock Option under the 2006 Equity Incentive Plan.		10-K	February 8, 2007	10.10
10.14*	Form of Nonqualified Stock Option under the 2006 Equity Incentive Plan with Stock Ownership Guidelines.		10-K	March 2, 2012	10.16
10.15*	Form of Nonqualified Stock Option under the 2006 Equity Incentive Plan with Ownership Guidelines.		10-K	March 15, 2017	10.12
10.16*	Form of Nonqualified Stock Option under the 2006 Equity Incentive Plan with Ownership Guidelines.		10-K	March 12, 2018	10.14
10.17*	Form of Restricted Stock Unit Award Agreement under the 2006 Equity Incentive Plan.		10-K	January 29, 2010	10.14
10.18*	Form of Restricted Stock Unit Award Agreement under the 2006 Equity Incentive Plan with Stock Ownership Guidelines.		10-K	March 2, 2012	10.18
10.19*	Form of Restricted Stock Unit Award Agreement under the 2006 Equity Incentive Plan with Ownership Guidelines.		10-K	March 15, 2017	10.15
10.20*	Form of Restricted Stock Unit Award Agreement under the 2006 Equity Incentive Plan with Ownership Guidelines.		10-K	March 12, 2018	10.18
10.21*	Form of Restricted Stock Unit Award Agreement for Performance under the 2006 Equity Incentive Plan.		10-K	January 29, 2010	10.15
10.22*	Form of Restricted Stock Unit Award Agreement for Performance under the 2006 Equity Incentive Plan with Stock Ownership Guidelines.		10-K	March 2, 2012	10.20

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
10.23*	Form of Restricted Stock Unit Award Agreement for Performance under the 2006 Equity Incentive Plan with Ownership Guidelines.		10-K	March 15, 2017	10.18
10.24*	Form of Restricted Stock Unit Award Agreement for Performance under the 2006 Equity Incentive Plan with Ownership Guidelines.		10-K	March 12, 2018	10.22
10.25*	CRA International, Inc. Cash Incentive Plan, as amended.		DEF 14A	April 28, 2017	Annex B
10.26*	Form of Service Cash Awards Agreement under the Cash Incentive Plan with Ownership Guidelines.		8-K	December 12, 2016	10.2
10.27*	Form of Performance Cash Awards Agreement under the Cash Incentive Plan with Ownership Guidelines.		8-K	December 12, 2016	10.3
10.28*	Summary of Director Compensation.		10-K	February 27, 2020	10.28
10.29	Lease dated February 24, 2014 by and between CRA International, Inc. and BP Hancock LLC		8-K	February 27, 2014	10.1
10.30	First Amendment to Lease dated as of February 24, 2015 by and between CRA International, Inc. and BP Hancock LLC		8-K	March 2, 2015	10.1
10.31	Second Amendment to Lease dated as of August 16, 2017 by and between CRA International, Inc. and BP Hancock LLC.		10-Q	August 2, 2018	10.1
10.32	Third Amendment to Lease dated as of June 27, 2018 by and between CRA International, Inc. and BP Hancock LLC.		10-Q	August 2, 2018	10.2
10.33	Office Lease dated as of November 29, 1999 between CRA and 1201 F Street, L.L.C., as amended.		10-K	February 23, 2001	10.9
10.34	Addenda Nos. 3 and 4 to Office Lease dated as of November 29, 1999 between CRA and 1201 F Street, L.L.C. (or its successor in interest, 1201 F Street, L.P.), as amended.		10-K	March 17, 2015	10.35
10.35	Addendum No. 5 to Office Lease dated as of November 29, 1999 between CRA and 1201 F Street, L.P., as amended.		8-K	December 30, 2014	10.1
10.36	Amended and Restated Addendum No. 5 to Office Lease dated as of November 29, 1999 between CRA and 1201 F Street L.P., as amended.		10-K	March 4, 2016	10.28
10.37	Addendum No. 6 to Lease dated July 11, 2016 by and between CRA International, Inc. and 1201 F Street, L.P.		10-Q	October 31, 2017	10.3
10.38	Agreement for Leases dated May 20, 2016 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		8-K	May 25, 2016	10.1
10.39	Lease relating to Unit 2, Part Ground Floor, 8 Finsbury Circus, London EC2 dated May 20, 2016 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		8-K	May 25, 2016	10.2
10.40	Lease relating to Fourth Floor, 8 Finsbury Circus, London EC2 dated May 20, 2016 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		8-K	May 25, 2016	10.3
10.41	Licence to Carry Out Works relating to Unit 2, Part Ground Floor, 8 Finsbury Circus, London EC2 dated May 20, 2016 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		8-K	May 25, 2016	10.4
10.42	Licence to Carry Out Works relating to Fourth Floor, 8 Finsbury Circus, London EC2 dated May 20, 2016 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		8-K	May 25, 2016	10.5
10.43	Side Deed dated May 20, 2016 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		8-K	May 25, 2016	10.6
10.44	Agreement for Lease dated November 21, 2017 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		8-K	November 27, 2017	10.1
10.45	Lease dated February 12, 2018 by and among Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		10-Q	May 8, 2018	10.2

			Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
10.46	Deed of Variation of a Lease of Fourth Floor, 8 Finsbury Circus, London EC2 dated October 17, 2018 between Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		10-K	February 28, 2019	10.46
10.47	Deed of Variation of a Lease of Part Third Floor, 8 Finsbury Circus, London EC2 dated October 17, 2018 between Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		10-K	February 28, 2019	10.47
10.48	Licence to Carry Out Works relating to Part Third Floor and Fourth Floor, 8 Finsbury Circus, London EC2 dated October 17, 2018 between Mitsubishi Estate London Limited, CRA International (UK) Limited and CRA International, Inc.		10-K	February 28, 2019	10.48
10.49	Lease dated July 15, 2015 by and between CRA International, Inc. and 1411 IC-SIC Property LLC.		8-K	July 21, 2015	10.1
10.50	First Amendment to Lease dated April 21, 2017 by and between CRA International, Inc. and 1411 IC-SIC Property LLC		8-K	May 5, 2017	10.1
10.51	Second Amendment to Lease dated July 28, 2017 by and between CRA International, Inc. and 1411 IC-SIC Property LLC.		10-Q	May 8, 2018	10.1
10.52	Lease dated as of February 14, 2008 by and between Teachers Insurance and Annuity Association of America, as landlord, and CRA International, Inc., as tenant, and the First Amendment to Lease dated as of May 8, 2017 by and among John Hancock Life Insurance Company (U.S.A.), as landlord and successor-in-interest to Teachers Insurance and Annuity Association of America, and CRA International, Inc., as tenant.		10-Q	May 11, 2017	10.2
10.53	Office Lease dated April 2, 2013 by and between C1 Consulting Limited Liability Company and 221 Main Property Owner LLC, as amended by First Amendment to Lease dated July 21, 2017 by and between CRA International, Inc. (as successor to C1 Consulting Limited Liability Company) and Columbia REIT—221 Main, LLC (as successor to 221 Main Property Owner LLC)		10-Q	October 31, 2017	10.2
10.54	Form of consulting agreement with outside experts.		S-1/A	April 3, 1998	10.8
10.55	Amended and Restated Credit Agreement, dated as of October 24, 2017, by and among CRA International, Inc., CRA International (UK) Limited, CRA International (Netherlands) B.V., and CRA International Limited, as the Borrowers, Citizens Bank, N.A., as Administrative Agent, a Lender and an Issuing Bank, Bank of America, N.A., as a Lender and an Issuing Bank, and Santander Bank, N.A., as a Lender		8-K	October 26, 2017	10.1
10.56	Amended and Restated Securities Pledge Agreement, dated as of October 24, 2017, by and between CRA International, Inc., as Pledgor, and Citizens Bank, N.A., as Administrative Agent		8-K	October 26, 2017	10.2
10.57	Transaction Agreement dated November 20, 2017 by and among IMSWorld Publications Ltd., IMS Health Technology Solutions Norway AS, IMS Health GmbH & Co. OHG, IQVIA Inc., CRA International, Inc., CRA International (UK) Limited and the Former Employees		8-K	November 27, 2017	10.2
10.58	Office Lease dated June 18, 2019 between 601 City Center LLC and CRA International, LLC		8-K	June 24, 2019	10.1
10.59	Third Amendment to Lease dated September 9, 2019 by and between CRA International, Inc. and 1411 IC-SIC Property LLC		10-Q	October 31, 2019	10.1
10.60*	Offer Letter between CRA International, Inc. and Daniel Mahoney effective March 17, 2020.		8-K	March 20, 2020	10.1
10.61*	Severance Agreement between CRA International, Inc. and Paul A. Maleh dated March 17, 2020.		8-K	March 20, 2020	10.2
10.62*	Severance Agreement between CRA International, Inc. and Chad M. Holmes dated March 17, 2020.		8-K	March 20, 2020	10.3
10.63*	Severance Agreement between CRA International, Inc. and Jonathan Yellin dated March 17, 2020.		8-K	March 20, 2020	10.4
10.64*	Severance Agreement between CRA International, Inc. and Daniel Mahoney dated March 17, 2020.		8-K	March 20, 2020	10.5

Incorporated by Reference
Exhibit No.	Description	Filed with this Form 10-K	Form	Filing Date	Exhibit No.
10.65	Incremental Amendment to Amended and Restated Credit Agreement, dated as of January 12, 2021, by and among CRA International, Inc., CRA International (UK) Limited, CRA International (Netherlands) B.V., and CRA International Limited, as the Borrowers, Citizens Bank, N.A., as Administrative Agent and a 2021 Incremental Revolving Lender, and Bank of America, N.A., as a 2021 Incremental Revolving Lender		8-K	January 14, 2021	10.1
10.66	Third Amendment to Lease dated August 11, 2021 by and between CRA International, Inc., 601W South Wacker LLC and 601 Sunset Wacker LLC.		10-Q	November 4, 2021	10.1
10.67
Suspension of Rights Agreement dated November 19, 2021, by and among Citizens Bank, N.A., CRA International, Inc., CRA International (UK) Limited, CRA International Limited and CRA International (Netherlands) B.V.
X
21.1	Subsidiaries.	X
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.	X
23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer.	X
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial officer.	X
32.1	Section 1350 certification of principal executive officer.	X
32.2	Section 1350 certification of principal financial officer.	X
101	The following financial statements from CRA International, Inc.'s Annual Report on Form 10-K for the fiscal year ended January 1, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language), as follows: (i) Consolidated Statements of Operations for the fiscal years ended January 1, 2022, January 2, 2021, and December 28, 2019, (ii) Consolidated Statements of Comprehensive Income for the fiscal years ended January 1, 2022, January 2, 2021, and December 28, 2019, (iii) Consolidated Balance Sheets at January 1, 2022 and January 2, 2021, (iv) Consolidated Statements of Cash Flows for the fiscal years ended January 1, 2022, January 2, 2021, and December 28, 2019, (v) Consolidated Statements of Shareholders' Equity for the fiscal years ended January 1, 2022, January 2, 2021, and December 28, 2019 and (vi) Notes to Consolidated Financial Statements.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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
Date: March 3, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL A. MALEH	President, Chief Executive Officer, and Chairman of the Board (principal executive officer)	March 3, 2022
Paul A. Maleh

/s/ DANIEL K. MAHONEY	Chief Financial Officer, Executive Vice President, and Treasurer (principal financial officer and principal accounting officer)	March 3, 2022
Daniel K. Mahoney

/s/ RICHARD D. BOOTH	Director	March 3, 2022
Richard D. Booth

/s/ THOMAS A. AVERY	Director	March 3, 2022
Thomas A. Avery

/s/ WILLIAM F. CONCANNON	Director	March 3, 2022
William F. Concannon

/s/ NANCY HAWTHORNE	Director	March 3, 2022
Nancy Hawthorne

/s/ ROBERT W. HOLTHAUSEN	Director	March 3, 2022
Robert W. Holthausen

/s/ CHRISTINE R. DETRICK	Director	March 3, 2022
Christine R. Detrick

CRA INTERNATIONAL, INC.
INDEX TO
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
CRA International, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of CRA International, Inc. (a Massachusetts corporation) and subsidiaries (the "Company") as of January 1, 2022 and January 2, 2021, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended January 1, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2022 and January 2, 2021, and the results of its operations and its cash flows for each of the two years in the period ended January 1, 2022, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 1, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 3, 2022 expressed an unqualified opinion.
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
•For a sample of fixed-price arrangements, we obtained subsequent actual costs incurred and subsequent estimates of total costs to complete and compared to the Company's estimate.
Deferred Compensation – Performance-Based Awards
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
The principal consideration for our determination that the estimation uncertainty related to the achievement of the financial targets is a critical audit matter is that it requires management judgement in estimating forecasted future revenues for the remaining measurement period. This requires management to evaluate historical results and expectations of future performance based on available information, including each recipient’s specific performance. Significant management estimates are subject to estimation uncertainty and require significant auditor subjectivity in evaluating the results of our procedures and the reasonableness of those estimates.
Our audit procedures related to the estimation uncertainty related to the achievement of the financial targets included the following, among others.
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
March 3, 2022

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of CRA International, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows of CRA International, Inc. (the Company) for the year ended December 28, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 28, 2019, in conformity with U.S. generally accepted accounting principles.
Adoption of ASU No. 2016-02
As discussed in Note 1 to the consolidated financial statements, the Company changed its method for accounting for leases in fiscal year 2019 due to the adoption of ASU No. 2016-02, Leases, and associated amendments (Topic 842), using the modified retrospective method.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We served as the Company's auditor from 2014 to 2020.
Boston, Massachusetts
February 27, 2020

CRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	January 1, 2022 (52 weeks)	January 2, 2021 (53 weeks)	December 28, 2019 (52 weeks)
	(in thousands, except per share data)
Revenues	$565,933	$508,373	$451,370
Costs of services (exclusive of depreciation and amortization)	400,054	370,709	317,761
Selling, general and administrative expenses	97,372	90,028	93,613
Depreciation and amortization	12,768	12,840	10,648
Income from operations	55,739	34,796	29,348
Interest expense, net	(970)	(1,216)	(1,254)
Foreign currency gains (losses), net	(494)	42	(1,297)
Income before provision for income taxes	54,275	33,622	26,797
Provision for income taxes	12,596	9,115	6,050
Net income	$41,679	$24,507	$20,747
Net income per share:
Basic	$5.59	$3.14	$2.63
Diluted	$5.45	$3.07	$2.53
Weighted average number of shares outstanding:
Basic	7,423	7,768	7,866
Diluted	7,621	7,948	8,167
See accompanying notes to the consolidated financial statements.

CRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended	Year Ended	Year Ended
	January 1, 2022 (52 weeks)	January 2, 2021 (53 weeks)	December 28, 2019 (52 weeks)
	(in thousands)
Net income	$41,679	$24,507	$20,747
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax	(1,467)	3,280	831
Comprehensive income	$40,212	$27,787	$21,578
See accompanying notes to the consolidated financial statements.

CRA INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	January 1, 2022	January 2, 2021
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$66,130	$45,677
Accounts receivable, net of allowances of $3,256 at January 1, 2022 and $3,595 at January 2, 2021	116,962	111,595
Unbilled services, net of allowances of $1,364 at January 1, 2022 and $1,000 at January 2, 2021	45,095	40,881
Prepaid expenses and other current assets	10,589	7,068
Forgivable loans	10,571	14,749
Total current assets	249,347	219,970
Property and equipment, net	53,612	62,878
Goodwill	88,936	89,187
Intangible assets, net	4,181	5,108
Right-of-use assets	110,475	122,144
Deferred income taxes	9,319	9,667
Forgivable loans, net of current portion	38,020	46,864
Other assets	1,470	2,692
Total assets	$555,360	$558,510
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$23,511	$19,430
Accrued expenses	156,314	136,376
Deferred revenue and other liabilities	12,821	9,866
Current portion of lease liabilities	14,337	13,557
Current portion of deferred compensation	6,103	20,902
Total current liabilities	213,086	200,131
Non-current liabilities:
Deferred compensation and other non-current liabilities	10,947	9,188
Non-current portion of lease liabilities	124,464	139,447
Deferred income taxes	1,029	725
Total non-current liabilities	136,440	149,360
Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 7,362,703 and 7,693,497 shares issued and outstanding at January 1, 2022 and January 2, 2021, respectively	—	503
Retained earnings	215,784	216,999
Accumulated other comprehensive loss	(9,950)	(8,483)
Total shareholders’ equity	205,834	209,019
Total liabilities and shareholders’ equity	$555,360	$558,510
See accompanying notes to the consolidated financial statements.

CRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	January 1, 2022 (52 weeks)	January 2, 2021 (53 weeks)	December 28, 2019 (52 weeks)
	(in thousands)
OPERATING ACTIVITIES:
Net income	$41,679	$24,507	$20,747
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,768	12,840	10,648
Right-of-use asset amortization	13,011	12,037	10,662
Deferred income taxes	446	1,114	(1,159)
Share-based compensation expenses	4,086	3,235	3,461
Accounts receivable allowances	(337)	(479)	47
Unrealized foreign currency remeasurement (gains) losses, net	(294)	247	—
Changes in operating assets and liabilities:
Accounts receivable	(5,689)	(1,948)	(12,759)
Unbilled services, net	(4,399)	(3,940)	(352)
Prepaid expenses and other current assets, and other assets	(2,399)	1,377	(2,120)
Forgivable loans	10,742	(15,868)	(16,331)
Incentive cash awards	6,724	6,602	4,839
Accounts payable, accrued expenses, and other liabilities	14,875	25,478	16,311
Lease liabilities	(15,515)	(10,539)	(6,162)
Net cash provided by operating activities	75,698	54,663	27,832
INVESTING ACTIVITIES:
Purchases of property and equipment	(2,623)	(17,094)	(16,693)
Net cash used in investing activities	(2,623)	(17,094)	(16,693)
FINANCING ACTIVITIES:
Issuance of common stock, principally stock options exercises	5,157	2,236	3,211
Borrowings under revolving line of credit	74,000	77,000	54,000
Repayments under revolving line of credit	(74,000)	(77,000)	(54,000)
Tax withholding payments reimbursed by shares	(1,528)	(862)	(2,176)
Cash paid for contingent consideration	(2,357)	—	—
Cash dividends paid	(8,289)	(7,503)	(6,785)
Repurchase of common stock	(44,976)	(13,371)	(18,068)
Net cash used in financing activities	(51,993)	(19,500)	(23,818)
Effect of foreign exchange rates on cash and cash equivalents	(629)	1,969	290
Net increase (decrease) in cash and cash equivalents	20,453	20,038	(12,389)
Cash and cash equivalents at beginning of period	45,677	25,639	38,028
Cash and cash equivalents at end of period	$66,130	$45,677	$25,639
Noncash investing and financing activities:
Purchases of property and equipment not yet paid for	$(8)	$4,749	$4,914
Purchases of property and equipment paid by a third party	$—	$—	$156
Asset retirement obligations	$—	$155	$428
Right-of-use assets obtained in exchange for lease obligations	$1,751	$2,640	$57,827
Right-of-use assets related to the adoption of ASC 842	$—	$—	$82,329
Lease liabilities related to the adoption of ASC 842	$—	$—	$106,765
Restricted common stock issued for contingent consideration	$2,250	$—	$—
Supplemental cash flow information:
Cash paid for taxes	$14,953	$6,535	$7,590
Cash paid for interest	$727	$1,162	$1,157
Cash paid for amounts included in operating lease liabilities	$20,823	$20,436	$14,620
See accompanying notes to the consolidated financial statements.

CRA INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except share data)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares Issued	Amount
BALANCE AT DECEMBER 29, 2018	8,010,480	$22,837	$186,229	$(12,594)	$196,472
Net income	—	—	20,747	—	20,747
Foreign currency translation adjustment	—	—	—	831	831
Exercise of stock options	140,513	3,211	—	—	3,211
Share-based compensation expense	—	3,461	—	—	3,461
Restricted shares vesting	128,089	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(43,173)	(2,176)	—	—	(2,176)
Shares repurchased	(421,112)	(18,068)	—	—	(18,068)
Accrued dividends on unvested shares	—	—	58	—	58
Cash dividends paid ($0.83 per share)	—	—	(6,785)	—	(6,785)
BALANCE AT DECEMBER 28, 2019	7,814,797	$9,265	$200,249	$(11,763)	$197,751
Balance at December 29, 2019, as previously reported	7,814,797	9,265	200,249	(11,763)	197,751
Cumulative effect of a change in accounting principle related to ASC 326	—	—	(203)	—	(203)
Balance at December 29, 2019, as adjusted	7,814,797	$9,265	$200,046	$(11,763)	$197,548
Net income	—	—	24,507	—	24,507
Foreign currency translation adjustment	—	—	—	3,280	3,280
Exercise of stock options	118,841	2,236	—	—	2,236
Share-based compensation expense	—	3,235	—	—	3,235
Restricted shares vesting	61,396	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(17,695)	(862)	—	—	(862)
Shares repurchased	(283,842)	(13,371)	—	—	(13,371)
Accrued dividends on unvested shares	—	—	(51)	—	(51)
Cash dividends paid ($0.95 per share)	—	—	(7,503)	—	(7,503)
BALANCE AT JANUARY 2, 2021	7,693,497	$503	$216,999	$(8,483)	$209,019
Net income	—	—	41,679	—	41,679
Foreign currency translation adjustment	—	—	—	(1,467)	(1,467)
Issuance of restricted common stock for contingent consideration	40,039	2,250	—	—	2,250
Exercise of stock options	192,803	5,157	—	—	5,157
Share-based compensation expense	—	4,086	—	—	4,086
Restricted shares vesting	65,242	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(20,133)	(1,528)	—	—	(1,528)
Shares repurchased	(608,745)	(10,468)	(34,508)	—	(44,976)
Accrued dividends on unvested shares	—	—	(97)	—	(97)
Cash dividends paid ($1.09 per share)	—	—	(8,289)	—	(8,289)
BALANCE AT JANUARY 1, 2022	7,362,703	$—	$215,784	$(9,950)	$205,834
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
Fiscal Year and Quarters
CRA's fiscal year end is the Saturday nearest December 31 of each year. CRA's fiscal years periodically contain 53 weeks rather than 52 weeks. Fiscal 2021 and fiscal 2019 were 52-week years. Fiscal 2020 was a 53-week year. CRA's fiscal quarter ends are determined as the last Saturday nearest the respective calendar quarter end.
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
Estimates
The preparation of financial statements in conformity with GAAP requires management to make significant estimates and judgments that affect the reported amounts of assets and liabilities, as well as the related disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of consolidated revenues and expenses during the reporting period. Estimates in these consolidated financial statements include, but are not limited to, allowances for accounts receivable and unbilled services, revenue recognition on fixed-price contracts, variable consideration to be included in the transaction price of revenue contracts, the useful life of long-lived assets, measurement of operating lease right-of-use ("ROU") assets and liabilities, share-based compensation, valuation of contingent consideration liabilities, valuation of acquired intangible assets, goodwill, accrued and deferred income taxes, valuation allowances on deferred tax assets, accrued incentive compensation, and certain other accrued expenses. These items are monitored and analyzed by CRA for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. CRA bases its estimates on historical experience and various other assumptions that CRA believes to be reasonable under the circumstances. Actual results may differ from those estimates if CRA's assumptions based on past experience or other assumptions do not turn out to be substantially accurate.
Cash and Cash Equivalents
CRA considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents consist principally of money market funds with original maturities of three months or less when purchased.
Concentrations of Credit Risk
CRA holds cash in accounts at various third-party financial institutions. At times, these deposits may exceed federally insured limits. As of January 1, 2022, CRA's cash accounts were concentrated at two financial institutions, which potentially exposes CRA to credit risks. The financial institutions both have short-term credit ratings of A-1 by Standard & Poor's ratings services. CRA has not experienced any losses related to such accounts. CRA does not believe that there is significant risk of non-performance by the financial institutions, and its cash on deposit is fully liquid. CRA continually monitors the credit ratings of the institutions.

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Foreign Currency Translation
Asset and liability accounts of CRA's foreign subsidiaries are translated into U.S. Dollars at reporting period-end exchange rates and operating accounts are translated at average exchange rates for each fiscal month. The resulting translation adjustments are recorded in shareholders' equity as a component of accumulated other comprehensive income (loss). Foreign currency transactions are remeasured at current exchanges rates, with adjustments recorded as foreign currency gains (losses), net, on the consolidated statements of operations. These foreign currency transactions may be realized or unrealized based upon whether the transaction has settled as of the reporting period-end. The effect of transaction gains and losses recorded in income before provision for income taxes amounted to losses of $0.5 million for fiscal 2021, gains of $0.04 million for fiscal 2020, and losses of $1.3 million for fiscal 2019.
Revenue Recognition and Allowances for Accounts Receivable and Unbilled Services
Revenue is recognized when CRA satisfies a performance obligation by transferring services promised in a contract to a client in an amount that reflects the consideration that CRA expects to receive in exchange for those services. Performance obligations in CRA's contracts represent distinct or separate service streams that CRA provides to clients. If, at the outset of an arrangement, CRA determines that an enforceable contract does not exist, revenues are deferred until all criteria for an enforceable contract are met.
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
CRA has elected as a practical expedient to not disclose the aggregate amount of the transaction price allocated to unsatisfied performance obligations as of January 1, 2022, as CRA's contracts have an original expected duration of one year or less or revenue has been recognized at the amount for which CRA has the right to invoice for consulting services performed.
Reimbursable expenses, including those relating to travel, out-of-pocket expenses, outside consultants and other third-party vendor expenses, are generally included in revenues, and an equivalent amount of reimbursable expenses is included in costs of services in the period in which the expense is incurred. Sales, value-added, and other taxes collected on behalf of third parties are excluded from revenue. Commissions to non-employee experts are expensed when incurred if the related contract term is expected to be one year or less.
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
CRA usually issues invoices to its customers on a monthly basis, and payment is due upon receipt of the invoice. When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. CRA does not assess whether a significant financing component exists if the period between when it performs its obligations under the contract and when the customer pays is one year or less. None of CRA's contracts contained a significant financing component as of January 1, 2022 or January 2, 2021.

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Variable Consideration
Variable consideration to be included in the transaction price is estimated using either the expected value method or the most likely method based on facts and circumstances. Variable consideration is included in the transaction price if it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Revenues from CRA's consulting services are recorded at the net transaction price, which includes estimates of variable consideration for which reserves are established. Variable consideration reserves are based on specific price concessions and those expected to be extended to CRA clients estimated by CRA's historical realization rates. Reserves for variable consideration are recorded as a component of the allowances for accounts receivable and unbilled services on the consolidated balance sheets. Actual amounts of consideration ultimately received may differ from CRA's estimates. If actual results in the future vary from its estimates, CRA adjusts these estimates in the period such variances become known. Adjustments to the reserves for variable consideration are included in revenues on the consolidated statement of operations.
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
Costs of Services
Costs of services include the salaries, bonuses, share-based compensation expense, forgivable loan amortization, and benefits of our employee consultants. Costs of services also include out-of-pocket and other third-party vendor expenses, and

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
the salaries of support staff whose time is billed directly to clients, such as librarians, editors, and programmers, as well as the amounts billed to us by our outside consultants for services rendered while completing a project. Costs of services does not include depreciation and amortization.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include salaries, bonuses, share-based compensation expense, and benefits of our administrative and support staff, fees to non-employee experts for generating new business, office rent, marketing, and other costs.
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
The requisite service period typically ranges from two to seven years starting with the employee's employment date or non-employee's affiliation date. For an employee or non-employee consultant currently affiliated with CRA, the requisite service period generally begins at the start of the award's measurement period. A recipient of such an award is expected to be employed by or affiliated with CRA for the entire measurement period. If the recipient's employment or affiliation with CRA terminates during the measurement period, the amount paid will be determined in accordance with the recipient's specific contract provisions.
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
Leases
CRA is a lessee under certain operating leases for office space and equipment. CRA adopted ASC Topic 842, Leases ("ASC 842") on the first day of fiscal 2019 using the modified retrospective transition method. The cumulative effect of the transition adjustments was recognized as of the date of adoption. As a result of adopting the new standard, CRA recognized ROU assets of $82.3 million and lease liabilities of $106.8 million. The difference between the amount of ROU assets and lease liabilities recognized was an adjustment to deferred rent. There was no change to net deferred tax assets as a result of CRA's adoption of ASC 842. The adoption of ASC 842 did not have a material impact on CRA's results of operations or cash flows, nor did it have an impact on any of CRA's existing debt covenants.
CRA determines whether a contract is a lease at the inception of the contract, based on whether the contract provides CRA the right to control the use of a physically distinct asset or substantially all of the capacity of an asset. At the commencement date, operating lease liabilities and ROU assets are recognized on the balance sheet. Lease liabilities are based on the present value of lease payments over the lease term, discounted using an incremental borrowing rate specific to the underlying asset. ROU assets are equal to the lease liability, adjusted for payments made to the lessor prior to the lease commencement date and lease incentives received, such as tenant improvement allowances. CRA estimates its incremental borrowing rate for each leased asset based on the interest rate CRA would incur to borrow an amount equal to the lease payments on a collateralized basis over a similar term in a similar economic environment. CRA recognizes rent expense for its operating leases on a straight-line basis over the term of the lease.
CRA classifies as short-term leases any leases with an initial noncancellable term of twelve months or less that do not include an option to purchase the underlying asset that CRA is reasonably certain to exercise. ROU assets and lease liabilities related to short-term leases are excluded from the consolidated balance sheets.
CRA leases office space and equipment. CRA's equipment leases are generally short-term. CRA's office space leases have remaining lease terms between one and approximately ten years, many of which include one or more options to extend the term for periods of up to five years for each option. Certain office space leases contain options to terminate the lease early, which may include a penalty for exercising the option. Many of the termination options require notice within a specified period,

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
after which the option is no longer available to CRA if not exercised. The extension options and termination options may be exercised at CRA's sole discretion. CRA does not consider in the measurement of ROU assets and lease liabilities an option to extend or terminate a lease if CRA is not reasonably certain to exercise the option. As of January 1, 2022, CRA has not included any options to extend or terminate in its measurement of ROU assets or lease liabilities. Certain of CRA's office space leases impose asset retirement obligations due to office modifications or include covenants that oblige CRA, at its sole expense, to repair and maintain the leased asset periodically during the lease term. These obligations are included in other liabilities on the consolidated balance sheets and are recorded at a value based on their estimated discounted cash flows.
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
Goodwill
Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value of the identifiable net assets acquired. Goodwill is tested annually for impairment as of October 15th and if events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair values of the identifiable assets acquired. CRA assesses goodwill at the reporting unit level. For CRA's fiscal 2021 goodwill impairment analysis, it operated as one reporting unit, which is its consulting services.
The annual goodwill impairment test may use a qualitative or quantitative assessment. In performing the qualitative assessment, CRA considers various factors, such as macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or key personnel, a sustained decrease in share price, and factors specific to the reporting unit. In performing the quantitative assessment, CRA compares the estimated value of its reporting unit to its net book value to identify potential impairment. CRA estimates the fair value of its consulting business reporting unit utilizing its market capitalization plus an appropriate control premium. Market capitalization is determined by multiplying CRA's shares outstanding by the market price of its common stock. CRA determines the control premium utilizing data from publicly available premium studies for the trailing four quarters for public company transactions in its industry group. If the estimated fair value of the reporting unit is less than its net book value, goodwill is impaired.
Intangible Assets
Intangible assets are comprised of non-competition agreements and customer relationship intangibles, which are separable from goodwill and have determinable useful lives. CRA's intangible assets are valued separately and amortized over their estimated useful lives using the straight-line method.
Property and Equipment
Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method based on the estimated useful lives of approximately three years for computer equipment, three to ten years for computer software, and ten years for furniture and fixtures. Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the lease term or the estimated useful life of the leasehold improvements. Expenditures for maintenance and repairs are expensed as incurred. Expenditures for renewals and betterments are capitalized.
Impairment of Long-Lived Assets
CRA reviews the carrying value of its long-lived assets (primarily property and equipment, finite-lived intangible assets, and ROU assets) to assess the recoverability of these assets whenever events or circumstances indicate that impairment may have occurred. Factors CRA considers important that could trigger an impairment review include, among others, the following:
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
The contingent consideration liability, which was paid in February 2021, pertained to estimated future contingent consideration payments related to the acquisition of C1 Consulting, LLC, an independent consulting firm, and its wholly-owned subsidiary C1 Associates (collectively, "C1"), and was included in deferred compensation on our consolidated balance sheets. The fair value measurement of the liability was based on significant inputs not observed in the market and thus represented a Level 3 measurement. The significant unobservable inputs used in the fair value measurement of the contingent consideration liability were CRA's estimate of the payout based on internally generated revenue projections, expected volatility of the revenue projections, and discount rates. The fair value of the contingent consideration had been determined using a Monte Carlo simulation, and was reassessed on a quarterly basis by CRA using additional information as it became available. Changes in the fair value estimate were recorded in costs of services (exclusive of depreciation and amortization) on the consolidated statements of operations.
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

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Common Stock and Equity
Equity transactions consist primarily of the repurchase by CRA of its common stock under its share repurchase program and the recognition of compensation expense and issuance of common stock under CRA’s 2006 Equity Incentive Plan. The Company repurchases its common stock under its share repurchase program in open market purchases (including through any Rule 10b5-1 plan adopted by CRA) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. During the second fiscal quarter of fiscal 2021, CRA repurchased shares of its common stock through a modified "Dutch auction" self-tender offer, as further described in Note 11.
The purchase price of common stock is first charged against available paid-in capital (“PIC”) until PIC is exhausted, after which the purchase price is charged to retained earnings. As of January 1, 2022, PIC was exhausted. CRA’s common stock has no par value. All shares repurchased have been retired.
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

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Recent Accounting Standards
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
Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08"). The ASU requires that an acquirer recognize and measure contract assets and liabilities acquired in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers at the acquisition date as if the acquirer had originated the contracts rather than adjust them to fair value.
ASU 2021-08 is effective for CRA for interim and annual periods beginning after December 15, 2022. The ASU requires application of the guidance prospectively to business combinations occurring on or after the effective date of ASU 2021-08. Early adoption of the amendments is permitted, including adoption in an interim period. Adoption in an interim period, however, requires application of the guidance retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early adoption. CRA is in the process of determining the timing of adopting ASU 2021-08 as well as the effects, if any, the adoption may have on its financial position, results of operations, cash flows, or disclosures.
2.    Revenues and Allowances
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
Disaggregation of Revenue
The following tables disaggregate CRA's revenue by type of contract and geographic location (in thousands).

	Year Ended	Year Ended	Year Ended
Type of Contract	January 1, 2022 (52 weeks)	January 2, 2021 (53 weeks)	December 28, 2019 (52 weeks)
Consulting services revenues:
Fixed-price	$136,276	$124,383	$107,344
Time-and-materials	429,657	383,990	344,026
Total	$565,933	$508,373	$451,370

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended	Year Ended	Year Ended
Geographic Breakdown	January 1, 2022 (52 weeks)	January 2, 2021 (53 weeks)	December 28, 2019 (52 weeks)
Consulting services revenues:
United States	$451,436	$405,808	$357,156
United Kingdom	86,191	79,922	72,169
Other	28,306	22,643	22,045
Total	$565,933	$508,373	$451,370
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
CRA also maintains allowances for accounts receivable and unbilled services for estimated losses resulting from clients’ failure to make required payments. CRA adopted ASC 326 on the first day of fiscal 2020, which changed the method CRA utilizes to estimate reserves related to credit risk. Under ASC 326, CRA estimates allowances based on historical charge-off rates, adjusted for days of sales outstanding and expected changes to clients’ financial conditions during the anticipated collection period. Bad debt expense, net of recoveries of previously written off allowances, is recorded as a component of selling, general and administrative expenses on the consolidated statements of operations.
A rollforward of the variable consideration and doubtful accounts reserves for accounts receivable, which includes allowances for doubtful accounts of $0.5 million and $0.7 million as of January 1, 2022 and January 2, 2021, respectively, is as follows (in thousands):

	Fiscal Year	Fiscal Year
	2021	2020
Balance at beginning of fiscal year	$3,595	$3,838
Increases to reserves, net of recoveries (1)	2,612	2,092
Amounts written off and foreign currency translation	(2,951)	(2,335)
Balance at end of fiscal year	$3,256	$3,595
_______________________________
(1)Fiscal 2020 includes the cumulative effect of a change in accounting principle related to ASC 326 in the amount of $0.2 million.
A rollforward of the variable consideration and doubtful accounts reserves for unbilled services is as follows (in thousands):

	Fiscal Year	Fiscal Year
	2021	2020
Balance at beginning of fiscal year	$1,000	$1,503
Increases to reserves, net of recoveries	7,574	6,847
Amounts written off and foreign currency translation	(7,210)	(7,350)
Balance at end of fiscal year	$1,364	$1,000

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents CRA's bad debt expense, net of recoveries of previously written off allowances (in thousands):

	Year Ended	Year Ended	Year Ended
	January 1, 2022 (52 weeks)	January 2, 2021 (53 weeks)	December 28, 2019 (52 weeks)
Bad debt expense, net	$27	$227	$173
Reimbursable Expenses
Revenues also include reimbursements for costs incurred by CRA in fulfilling its performance obligations, including travel and other out-of-pocket expenses, fees for outside consultants and other reimbursable expenses. CRA recovers substantially all of these costs. The following expenses are subject to reimbursement (in thousands):

	Year Ended	Year Ended	Year Ended
	January 1, 2022 (52 weeks)	January 2, 2021 (53 weeks)	December 28, 2019 (52 weeks)
Reimbursable expenses	$64,532	$61,661	$54,871
Contract Balances from Contracts with Customers
CRA defines contract assets as assets for which it has recorded revenue because it determines that it is probable that it will earn a performance-based or contingent fee, but is not yet entitled to receive a fee because certain events, such as completion of the measurement period or client approval, must occur. The contract assets balance was immaterial as of January 1, 2022 and January 2, 2021.
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

	January 1, 2022	January 2, 2021	December 28, 2019
Contract liabilities	$8,811	$5,527	$4,007
CRA recognized the following revenue that was included in the contract liabilities balance as of the opening of the respective period or for performance obligations satisfied in previous periods (in thousands):

	Year Ended	Year Ended	Year Ended
	January 1, 2022 (52 weeks)	January 2, 2021 (53 weeks)	December 28, 2019 (52 weeks)
Amounts included in contract liabilities at the beginning of the fiscal year	$5,185	$3,533	$5,155
Performance obligations satisfied in previous fiscal years	$2,827	$4,503	$3,603
3.    Forgivable Loans
In order to attract and retain highly skilled professionals, CRA may issue forgivable loans to employees and non-employee experts, certain of which may be denominated in local currencies. A portion of these loans is collateralized. The forgivable loans have terms that are generally between two and six years with interest rates currently ranging up to 2.83%. The principal amount of forgivable loans and accrued interest is forgiven by CRA over the term of the loans, so long as the employee or non-employee expert continues employment or affiliation with CRA and complies with certain contractual requirements. During fiscal years 2021, 2020 and 2019 there were no balances due under these loans for which the full principal and interest were not forgiven or not collected upon termination of employment or affiliation with CRA. The expense associated with the forgiveness of the principal amount of the loans is recorded as compensation expense over the service period, which is consistent with the term of the loans.

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents forgivable loan activity for the respective periods (in thousands):

	Fiscal Year	Fiscal Year
	2021	2020
Beginning balance	$61,613	$55,141
Advances	14,528	42,418
Repayments	(69)	—
Reclassifications from accrued expenses or to other assets (1)	(2,229)	(9,713)
Amortization	(25,187)	(26,628)
Effects of foreign currency translation	(65)	395
Ending balance	$48,591	$61,613
Current portion of forgivable loans	$10,571	$14,749
Non-current portion of forgivable loans	$38,020	$46,864
_______________________________
(1)Relates to the reclassification of performance awards previously recorded as accrued expenses or forgivable loans that have been reclassified to other receivables.
4.    Leases
The components of CRA's lease expenses, which are included in the consolidated statements of operations, are as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	January 1, 2022 (52 weeks)	January 2, 2021 (53 weeks)	December 28, 2019 (52 weeks)
Operating lease cost	$18,293	$17,803	$15,731
Short-term lease cost	442	908	511
Variable lease cost	5,273	6,155	4,461
Total lease cost	$24,008	$24,866	$20,703
The following table presents summary information for CRA's lease terms and discount rates for its operating leases:

	January 1, 2022	January 2, 2021	December 28, 2019
Weighted average remaining lease term—operating leases	7.7 years	8.6 years	9.6 years
Weighted average discount rate—operating leases	3.6%	3.6%	3.7%
At January 1, 2022, CRA had the following maturities of lease liabilities related to office space, all of which are under non-cancellable operating leases (in thousands):

Fiscal Year	Operating Lease Commitments
2022	$18,699
2023	21,485
2024	21,540
2025	21,304
2026	20,139
Thereafter	57,177
Total lease payments	160,344
Less: imputed interest	(21,543)
Total	$138,801

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Certain of our operating leases have terms that impose asset retirement obligations due to office modifications or the periodic redecoration of the premises, which are included in other liabilities on our consolidated balance sheets. As of January 1, 2022 and January 2, 2021, these redecoration and asset retirement obligations were approximately $2.0 million and $2.1 million, respectively.
As of January 1, 2022, CRA had no additional operating leases that had not yet commenced.
5.    Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for fiscal 2021 and fiscal 2020 are as follows (in thousands):

	Fiscal Year	Fiscal Year
	2021	2020
Goodwill	$161,080	$164,921
Accumulated goodwill impairment	(71,893)	(76,417)
Goodwill, net at beginning of fiscal year	89,187	88,504
Foreign currency translation adjustment and other (1)	(251)	683
Goodwill, net at end of fiscal year	$88,936	$89,187
Goodwill, net at January 1, 2022, is comprised of goodwill of $160.8 million and accumulated impairment of $71.9 million. There were no impairment losses related to goodwill during fiscal 2021, fiscal 2020, or fiscal 2019.
Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized using the straight-line method over their expected useful lives. The components of acquired identifiable intangible assets are as follows (in thousands):

		January 1, 2022			January 2, 2021
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-competition agreements	5	$280	$(275)	$5	$280	$(219)	$61
Customer relationships	8 to 10	8,220	(4,044)	4,176	12,120	(7,073)	5,047
Total		$8,500	$(4,319)	$4,181	$12,400	$(7,292)	$5,108
There were no impairment losses related to intangible assets during fiscal 2021, fiscal 2020, or fiscal 2019. Amortization expense related to intangible assets was $0.9 million, $1.4 million, and $1.4 million for fiscal 2021, fiscal 2020, and fiscal 2019, respectively. Amortization of intangible assets held at January 1, 2022 for the next five fiscal years and thereafter is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
2022	$827
2023	822
2024	822
2025	822
2026	822
Thereafter	66
$4,181
6.    Property and Equipment
Property and equipment consist of the following (in thousands):

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	January 1, 2022	January 2, 2021
Computer, office equipment, and software	$28,778	$29,432
Leasehold improvements	62,070	62,180
Furniture	15,984	15,967
Total cost	106,832	107,579
Accumulated depreciation and amortization	(53,220)	(44,701)
Total property and equipment, net	$53,612	$62,878
Depreciation expense was $11.8 million, $11.4 million, and $9.2 million in fiscal 2021, fiscal 2020, and fiscal 2019, respectively.
Long-lived assets by geographic location are as follows (in thousands):

Geographic Breakdown	January 1, 2022	January 2, 2021
Long-lived assets (property and equipment, net):
United States	$44,340	$52,040
United Kingdom	6,491	7,534
Other	2,781	3,304
Total long-lived assets (property and equipment, net)	$53,612	$62,878
7.    Accrued Expenses
Accrued expenses consist of the following (in thousands):

	January 1, 2022	January 2, 2021
Compensation and related expenses	$143,199	$123,540
Performance awards	4,603	2,176
Direct project accruals	2,833	3,988
Other	5,679	6,672
Total accrued expenses	$156,314	$136,376
As of January 1, 2022 and January 2, 2021, approximately $118.9 million and $102.6 million, respectively, of accrued bonuses for fiscal 2021 and fiscal 2020 were included above in "Compensation and related expenses".
8.    Income Taxes
The components of income before provision for income taxes are as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	January 1, 2022 (52 weeks)	January 2, 2021 (53 weeks)	December 28, 2019 (52 weeks)
Income before provision for income taxes:
U.S.	$43,511	$26,054	$20,778
Foreign	10,764	7,568	6,019
Total	$54,275	$33,622	$26,797

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended	Year Ended	Year Ended
	January 1, 2022 (52 weeks)	January 2, 2021 (53 weeks)	December 28, 2019 (52 weeks)
Currently payable:
Federal	$7,072	$4,039	$4,252
Foreign	2,517	1,335	1,119
State	2,561	2,627	1,838
Total current expense	12,150	8,001	7,209
Deferred:
Federal	(92)	1,170	(869)
Foreign	230	309	331
State	308	(365)	(621)
Total deferred expense (benefit)	446	1,114	(1,159)
Total tax expense	$12,596	$9,115	$6,050
A reconciliation of CRA's tax rates with the federal statutory rate is as follows:

	Fiscal Year	Fiscal Year	Fiscal Year
	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	5.3	5.8	5.5
Tax law changes	0.4	0.2	—
Share-based compensation	(5.0)	(1.8)	(5.0)
Meals & Entertainment Expense	0.1	0.2	1.7
Executive Compensation	1.3	1.6	1.6
Uncertain tax positions	(0.3)	(0.1)	(2.5)
Other	0.4	0.2	0.3
Annual effective tax rate	23.2%	27.1%	22.6%

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The components of CRA's deferred tax assets (liabilities) are as follows (in thousands):

	January 1, 2022	January 2, 2021
Deferred tax assets:
Accrued compensation and related expense	$15,047	$15,453
Allowance for doubtful accounts	1,375	1,535
Net operating loss carryforwards	281	194
Lease liabilities	34,523	38,146
Foreign exchange and other	76	79
Total gross deferred tax assets	51,302	55,407
Less: valuation allowance	(308)	—
Total deferred tax assets, net of valuation allowance	50,994	55,407
Deferred tax liabilities:
Goodwill and other intangible asset amortization	4,262	3,523
Right-of-Use assets	27,710	30,761
Property and equipment	9,788	11,595
Prepaids and other	944	586
Total deferred tax liabilities	42,704	46,465
Net deferred tax assets	$8,290	$8,942
At January 1, 2022, CRA had U.S. local and foreign net operating losses of $1.5 million with lives ranging from 20 years to indefinite.
The aggregate changes in the balances of gross unrecognized tax benefits were as follows (in thousands):

	Fiscal Year	Fiscal Year
	2021	2020
Balance at beginning of period	$203	$242
Additions for tax positions taken during prior years	—	43
Reductions as a result of a lapse of the applicable statutes of limitations	(162)	(82)
Balance at end of the period	$41	$203
CRA files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. A number of years may elapse before an uncertain tax position, for which CRA has unrecognized tax benefits, is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, CRA believes that its unrecognized tax benefits reflect the most likely outcome. CRA adjusts these unrecognized tax benefits, and the associated interest, in light of changing facts and circumstances. At the end of fiscal 2021, accrued interest for uncertain tax positions and total unrecognized tax benefit were immaterial.
The number of years with open tax audits varies depending on the tax jurisdiction. CRA's major taxing jurisdiction is the United States where CRA is no longer subject to U.S. federal examinations by the Internal Revenue Service for years before fiscal 2018. Within the significant states where CRA is subject to income tax, CRA is no longer subject to examinations by state taxing authorities before fiscal 2017. CRA's United Kingdom ("U.K.") subsidiary's corporate tax returns are no longer subject to examination by Her Majesty's Revenue and Customs for years before fiscal 2020. During fiscal 2019, an examination by the German Tax Authority for fiscal years 2014-2016 commenced. CRA believes its reserves for uncertain tax positions are adequate.
During the fourth quarter of fiscal 2020, CRA considered the operating needs of the U.K. subsidiary, as well as the tax implications of no longer asserting indefinite reinvestment with respect to the U.K. operations. As a result of both a qualitative and quantitative analysis, previously taxed and untaxed post fiscal 2018 U.K. earnings were no longer considered permanently reinvested. Deferred taxes that are a consequence of foreign exchange translation resulting from earnings that are no longer

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
considered permanently reinvested are recorded as a component of foreign currency translation adjustments on the consolidated statements of comprehensive income. In fiscal 2021, CRA's U.S. parent entity received approximately $16.3 million in cash dividends from CRA's U.K. subsidiary. These dividends were distributed out of both previously taxed and untaxed earnings. The foreign exchange translation was previously accounted for through deferred taxes during fiscal 2020. Incremental foreign exchange translation on the actual distribution was immaterial. Deferred income taxes or foreign withholding taxes, estimated to be $0.3 million, have not been recorded for other jurisdictions as those earnings are considered to be permanently reinvested.
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
Additionally, the CARES Act allows for employers to defer the payment of the employer share of the Social Security taxes to be paid in two installments: the first by December 31, 2021, and the remainder by December 31, 2022. Accordingly, CRA had deferred $1.3 million and $2.7 million of tax at the end of fiscal 2021 and 2020, respectively, which created book-to-tax temporary differences until paid.
9.    Share-Based Compensation
CRA recorded approximately $4.1 million, $3.2 million, and $3.5 million of compensation expense for fiscal 2021, fiscal 2020, and fiscal 2019, respectively, for share-based awards consisting of stock options, shares of restricted stock, time-vesting restricted stock units, and performance-vesting restricted stock units issued to employees and directors, based on their respective estimated grant date fair values. Performance-vesting restricted stock units are expensed using the graded attribution method.
Share-based Compensation Plans.    As of January 1, 2022, CRA's active equity-based compensation plans consist of its Amended and Restated 2006 Equity Incentive Plan, as amended (the "2006 Equity Plan"), and its 1998 Employee Stock Purchase Plan (the "1998 ESPP"), a tax-qualified plan under Section 423 of the Internal Revenue Code. During fiscal 2009, CRA implemented a long-term incentive program, or "LTIP," as a framework for grants made under the 2006 Equity Plan to its senior corporate leaders, practice leaders and key revenue generators. Under the LTIP, participants have received a mixture of stock options, time-vesting restricted stock units, and performance-vesting restricted stock units. In December 2016, CRA's Board of Directors amended CRA's Cash Incentive Plan to facilitate the grant to LTIP participants of service-based and performance-based cash awards as a component of the LTIP. The LTIP is designed to reward CRA's senior corporate leaders, practice leaders and key revenue generators and provide them with the opportunity to share in the long-term growth of CRA.
2006 Equity Plan: Maximum and Available Shares.    The 2006 Equity Plan authorizes the grant of a variety of incentive and performance awards to CRA's directors, employees and non-employee experts, including stock options, shares of restricted stock, restricted stock units, and other equity awards. The shares available for grant under the 2006 Equity Plan as of January 1, 2022 was 339,796.

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Stock Options.    A summary of option activity during fiscal 2021 from the 2006 Equity Plan is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 2, 2021	325,648	$29.05		$7,126
Fiscal 2021:
Granted	—	—
Exercised	(192,803)	26.75		$11,233
Expired	—	—
Forfeited	—	—		$—
Outstanding at January 1, 2022	132,845	$32.38	2.99	$8,100
Option exercisable at January 1, 2022	127,232	$31.72	2.81	$7,843
Vested or expected to vest at January 1, 2022	132,826	$32.38	2.99	$8,100
There were no stock options granted in fiscal 2021, fiscal 2020, and fiscal 2019. CRA determines the weighted average fair market value for stock options granted using the Black-Scholes option-pricing model. Generally, the risk-free interest rate is based on U.S. Treasury interest rates with corresponding terms consistent with the expected life of the stock options. Expected volatility and expected life are based on CRA's historical experience. Expected dividend yield is determined based on CRA's annualized dividend rate per share, as a percentage of average market price of the common stock, on each dividend payment date. The forfeiture rate is based upon historical experience. CRA believes its historical experience is an appropriate indicator of future forfeitures.
The aggregate intrinsic value of stock options exercised in fiscal 2021, fiscal 2020, and fiscal 2019 was approximately $11.2 million, $2.8 million, and $3.7 million, respectively.
The following table provides a roll-forward of the outstanding non-vested stock options over fiscal 2021:

	Options
	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 2, 2021	16,913	$17.13
Granted	—	—
Vested	(11,300)	15.72
Forfeited	—	—
Non-vested at January 1, 2022	5,613	$19.96
The total fair value of stock options that vested during fiscal 2021, fiscal 2020, and fiscal 2019 was $0.2 million, $0.2 million, and $0.7 million, respectively. As of January 1, 2022, there was $0.1 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock options granted. That cost is expected to be recognized over a weighted-average period of 0.9 years. Options granted during or prior to fiscal 2016 expire on the seventh anniversary of the date of grant. Options granted during or after fiscal 2017 expire on the tenth anniversary of the date of grant.
Restricted Stock.    CRA grants shares of restricted stock, which are subject to the execution of a restricted stock agreement, under its 2006 Equity Incentive Plan. Generally, shares of restricted stock vest in four equal annual installments beginning on the first anniversary of the date of grant. Total unrecognized compensation cost, net of expected forfeitures, related to shares of restricted stock as of January 1, 2022 was $1.3 million, which is expected to be recognized over a weighted-average period of 3.0 years. The forfeiture rate of 0.9% used for shares of restricted stock was based upon historical experience. CRA believes its historical experience is an appropriate indicator of future forfeitures.

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table provides a roll-forward of the shares of restricted stock under the 2006 Equity Incentive Plan over fiscal 2021:

	Shares of Restricted Stock
	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 2, 2021	33,540	$38.73
Granted	10,491	85.78
Vested	(13,248)	39.16
Forfeited	—	—
Non-vested at January 1, 2022	30,783	$54.58
The total fair value of shares of restricted stock that vested during fiscal 2021, fiscal 2020, and fiscal 2019 was $0.5 million, $0.5 million, and $0.5 million, respectively.
Time-Vesting RSUs.    CRA grants time-vesting restricted stock units, which are subject to the execution of a restricted stock unit agreement, under its 2006 Equity Incentive Plan. Generally, time-vesting restricted stock units vest in four or five equal annual installments beginning on the first anniversary of the date of grant. Total unrecognized compensation cost, net of expected forfeitures, related to time-vesting restricted stock units as of January 1, 2022 was $3.4 million, which is expected to be recognized over a weighted-average period of 2.9 years. The forfeiture rate of 0.9% used for time-vesting restricted stock units was based upon historical experience. CRA believes its historical experience is an appropriate indicator of future forfeitures.
The following table provides a roll-forward of the time-vesting restricted stock units under the 2006 Equity Incentive Plan over fiscal 2021:

	Time-Vesting Restricted Stock Units
	Number of Units	Weighted-Average Grant Date Fair Value
Non-vested at January 2, 2021	84,989	$45.93
Granted	26,563	61.90
Vested	(29,171)	44.79
Forfeited	—	—
Non-vested at January 1, 2022	82,381	$51.48
The total fair value of time-vesting restricted stock units that vested during fiscal 2021, fiscal 2020, and fiscal 2019 was $1.3 million, $1.0 million, and $1.3 million, respectively.
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
The following table provides a roll-forward of the performance-vesting restricted stock units under the 2006 Equity Incentive Plan over fiscal 2021. For purposes of this table, granted PRSUs are counted based on the maximum number of units that could vest upon achievement of the PRSUs' performance conditions which, for all periods presented, equaled 125% of the PRSUs' target number of units.

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Performance-Vesting Restricted Stock Units
	Number of Units	Weighted-Average Grant Date Fair Value
Non-vested at January 2, 2021	90,580	$50.06
Granted	25,924	68.71
Vested	(22,823)	44.72
Forfeited	(300)	47.45
Non-vested at January 1, 2022	93,381	$56.55
1998 ESPP.    In fiscal 1998, CRA adopted the 1998 ESPP, a tax-qualified plan under Section 423 of the Internal Revenue Code. The 1998 ESPP authorizes the issuance of up to an aggregate of 243,000 shares of common stock to participating employees at a purchase price equal to 85% of fair market value on either the first or the last day of the one-year offering period under the plan. In fiscal 2021, fiscal 2020, and fiscal 2019, there were no offering periods under this plan and no shares were issued. As of January 1, 2022, there were 211,777 shares available for grant under the 1998 ESPP.
10.    Net Income Per Share
CRA calculates basic earnings per share using the two-class method. CRA calculates diluted earnings per share using the more dilutive of either the two-class method or treasury stock method. The two-class method was more dilutive for fiscal 2021, fiscal 2020, and fiscal 2019.
Under the two-class method, net earnings are allocated to each class of common stock and participating security as if all the net earnings for the period had been distributed. CRA's participating securities consist of unvested share-based payment awards that contain a nonforfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common shareholders Net earnings allocable to these participating securities were not material for fiscal 2021, fiscal 2020, and fiscal 2019.
The following table presents a reconciliation from net income to the net income available to common shareholders (in thousands):

	Year Ended	Year Ended	Year Ended
	January 1, 2022 (52 weeks)	January 2, 2021 (53 weeks)	December 28, 2019 (52 weeks)
Net income, as reported	$41,679	$24,507	$20,747
Less: net income attributable to participating shares	175	93	55
Net income available to common shareholders	$41,504	$24,414	$20,692
The following table presents a reconciliation of basic to diluted weighted average shares of common stock outstanding (in thousands):

	Year Ended	Year Ended	Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Basic weighted average shares outstanding	7,423	7,768	7,866
Common stock equivalents:
Stock options and restricted stock units	198	180	301
Diluted weighted average shares outstanding	7,621	7,948	8,167
Certain share-based awards were anti-dilutive because their exercise price exceeded the average market price over the respective period. The following table presents the anti-dilutive share-based awards that were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding (in thousands):

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended	Year Ended	Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Anti-dilutive share-based awards excluded	3	80	62
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
12.    Fair Value of Financial Instruments
As of January 1, 2022, CRA did not have any financial instruments measured at fair value on a recurring basis. The following table shows CRA's financial instruments recorded in the consolidated financial statements as of January 2, 2021, which are measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	January 2, 2021
	Level 1	Level 2	Level 3
Assets:
Money market mutual funds	$150	$—	$—
Total Assets	$150	$—	$—
Liabilities:
Contingent consideration liability	$—	$—	$14,620
Total Liabilities	$—	$—	$14,620
As of January 2, 2021, the fair value of CRA's money market mutual fund share holdings was $1.00 per share.
The contingent consideration liability pertained to estimated future contingent consideration payments related to the acquisition of C1. The following table summarizes the changes in the contingent consideration liabilities (in thousands):

	Fiscal Year	Fiscal Year
	2021	2020
Beginning balance	$14,620	$11,579
Remeasurement of acquisition-related contingent consideration	—	1,156
Accretion	380	1,885
Payments of contingent consideration	(15,000)	—
Ending balance	$—	$14,620
13.    Credit Agreement
CRA is party to an amended and restated credit agreement that provides the Company with a $175.0 million revolving credit facility, which reflects an increase to the capacity by $50.0 million per an amendment to the credit agreement on January 12, 2021, and includes a $15.0 million sublimit for the issuance of letters of credit. CRA may use the proceeds of the revolving credit facility to provide working capital and for other general corporate purposes. CRA may repay any borrowings under the revolving credit facility at any time, but any borrowings must be repaid no later than October 24, 2022. There were no borrowings outstanding under this facility as of January 1, 2022 or January 2, 2021.
As of January 1, 2022, the amount available under this revolving credit facility was reduced by certain letters of credit outstanding, which amounted to $4.2 million. Borrowings under the revolving credit facility bear interest at a rate per annum, at CRA's election, of either (i) the Base Rate, as defined in the credit agreement, plus an applicable margin, which varies between 0.25% and 1.25% depending on CRA's total leverage ratio as determined under the credit agreement, or (ii) the Adjusted Eurocurrency Rate, as defined in the credit agreement, plus an applicable margin, which varies between 1.25% and 2.25%

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
depending on CRA's total leverage ratio. CRA is required to pay a fee on the unused portion of the revolving credit facility at a rate per annum that varies between 0.20% and 0.35% depending on CRA's total leverage ratio. Borrowings under the revolving credit facility are secured by 100% of the stock of certain of CRA's U.S. subsidiaries and 65% of the stock of certain of its foreign subsidiaries, which represent approximately $33.8 million and $39.4 million in net assets as of January 1, 2022 and January 2, 2021, respectively.
Under the credit agreement, CRA must comply with various financial and non-financial covenants. Compliance with these financial covenants is tested on a fiscal quarterly basis. Any indebtedness outstanding under the revolving credit facility may become immediately due and payable upon the occurrence of stated events of default, including CRA's failure to pay principal, interest or fees or a violation of any financial covenant. The financial covenants require CRA to maintain an Adjusted Consolidated EBITDA, as defined in the credit agreement, to consolidated interest expense ratio of more than 2.5:1.0 and to comply with a consolidated debt to Adjusted Consolidated EBITDA ratio of not more than 3.0:1.0. The non-financial covenant restrictions of the senior credit agreement include, but are not limited to, CRA's ability to incur additional indebtedness, engage in acquisitions or dispositions, and enter into business combinations. As of January 1, 2022, CRA was in compliance with the covenants of its credit agreement.
14.    Employee Benefit Plans
CRA maintains a qualified defined-contribution plan under Section 401(k) of the Internal Revenue Code, covering all regular U.S. employees who meet specified age, hour, and service requirements. Company contributions are made at the discretion of CRA, and cannot exceed the maximum amount deductible under applicable provisions of the Internal Revenue Code. CRA also has defined-contribution plans covering employees in Canada (the "Canada plan") and the United Kingdom (the "United Kingdom plan"). Company contributions to the Canada plan are made at the discretion of CRA, while company contributions to the United Kingdom plan are made in accordance with the minimum required contributions per the United Kingdom auto-enrolment legislation. CRA also provides a pension plan contribution for its Belgium employees. Company contributions to the Belgium pension fund are made in accordance with the minimum required contributions based on statutory requirements. CRA also provides a private pension plan for its Brazil employees (the “Brazil plan”). Company contributions to the Brazil plan are made in accordance with statutory requirements. Company contributions under these plans amounted to approximately $5.0 million, $4.5 million, and $3.9 million for fiscal 2021, fiscal 2020, and fiscal 2019, respectively.
15.    Related-Party Transactions
CRA made payments to shareholders of CRA who performed consulting services exclusively for CRA in the amounts of $8.0 million, $9.8 million, and $9.3 million in fiscal 2021, fiscal 2020, and fiscal 2019, respectively. These payments were to exclusive non-employee experts for consulting services performed for CRA's clients in the ordinary course of business.
16.    Commitments and Contingencies
As described in Note 13, CRA is party to standby letters of credit with its bank in support of the minimum future lease payments under certain operating leases for office space.
CRA is subject to legal actions arising in the ordinary course of business. In management's opinion, based on current knowledge, CRA believes it has adequate legal defenses or insurance coverage, or both, with respect to the eventuality of such actions. CRA does not believe any settlement or judgment relating to any pending legal action would materially affect its financial position or results of operations. However, the outcome of such legal actions is inherently unpredictable and subject to inherent uncertainties.
17.    Subsequent Events
On February 28, 2022, CRA acquired substantially all of the business assets and assumed certain liabilities of Welch Consulting, Ltd. (“Welch Consulting”), a Texas limited partnership. The acquisition was paid for with cash to Welch Consulting. In addition, CRA will provide deferred compensation to key employees, which will be treated as post-transaction compensation expense. Welch Consulting provides economic, business, and strategic consulting services principally involving labor and employment issues. The acquisition expands CRA’s business opportunities, expertise, and market presence with the addition of 45 colleagues and offices in Bryan, Texas; Los Angeles, California; and Washington, D.C. A non-employee expert of CRA served as an agent and attorney-in-fact on behalf of Welch Consulting. The non-employee expert did not and will not receive compensation or a portion of the purchase price as part of the transaction. The acquisition will be accounted for as a business combination, and the results of operations will be included in CRA’s consolidated financial statements from the date

CRA INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
of the acquisition. As the transaction recently closed, information necessary to complete the purchase accounting is not yet available.
On February 7, 2022, CRA's Board of Directors authorized the repurchase of an additional $20.0 million of shares of CRA's common stock under its existing share repurchase program.
On March 3, 2022, CRA announced that its Board of Directors declared a quarterly cash dividend of $0.31 per common share, payable on March 25, 2022 to shareholders of record as of March 15, 2022.