Form 10-Q
period 2022-04-02
CRA INTERNATIONAL, INC.
filed 2022-05-05
CIK 1053706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________

FORM 10-Q
________________________________________________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2022
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 000-24049
________________________________________________________________________________________
CRA International, Inc.
(Exact name of registrant as specified in its charter)
________________________________________________________________________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2022
Common Stock, no par value per share	7,372,417 shares

CRA International, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	Fiscal Quarter Ended
	April 2, 2022	April 3, 2021
Revenues	$148,382	$146,518
Costs of services (exclusive of depreciation and amortization)	104,060	105,374
Selling, general and administrative expenses	25,817	23,206
Depreciation and amortization	2,976	3,301
Income from operations	15,529	14,637
Interest expense, net	(208)	(199)
Foreign currency gains (losses), net	199	(551)
Income before provision for income taxes	15,520	13,887
Provision for income taxes	4,094	3,386
Net income	$11,426	$10,501
Net income per share:
Basic	$1.55	$1.37
Diluted	$1.52	$1.34
Weighted average number of shares outstanding:
Basic	7,360	7,626
Diluted	7,503	7,831
See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(in thousands)

	Fiscal Quarter Ended
	April 2, 2022	April 3, 2021
Net income	$11,426	$10,501
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax	(1,172)	(111)
Comprehensive income	$10,254	$10,390
See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share data)

	April 2, 2022	January 1, 2022
ASSETS
Current assets:
Cash	$43,702	$66,130
Accounts receivable, net of allowances of $3,267 and $3,256, respectively	106,770	116,962
Unbilled services, net of allowances of $1,440 and $1,364, respectively	66,881	45,095
Prepaid expenses and other current assets	11,896	10,589
Forgivable loans	12,899	10,571
Total current assets	242,148	249,347
Property and equipment, net	51,836	53,612
Goodwill	90,959	88,936
Intangible assets, net	8,086	4,181
Right-of-use assets	107,655	110,475
Deferred income taxes	9,518	9,319
Forgivable loans, net of current portion	39,137	38,020
Other assets	1,503	1,470
Total assets	$550,842	$555,360
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,252	$23,511
Accrued expenses	103,640	156,314
Deferred revenue and other liabilities	8,822	12,821
Current portion of lease liabilities	15,023	14,337
Current portion of deferred compensation	1,209	6,103
Revolving line of credit	60,000	—
Total current liabilities	208,946	213,086
Non-current liabilities:
Deferred compensation and other non-current liabilities	11,441	10,947
Non-current portion of lease liabilities	120,231	124,464
Deferred income taxes	999	1,029
Total non-current liabilities	132,671	136,440
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 25,000,000 shares authorized; 7,339,985 and 7,362,703 shares issued and outstanding, respectively	—	—
Retained earnings	220,347	215,784
Accumulated other comprehensive loss	(11,122)	(9,950)
Total shareholders’ equity	209,225	205,834
Total liabilities and shareholders’ equity	$550,842	$555,360
See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Fiscal Quarter Ended
	April 2, 2022	April 3, 2021
OPERATING ACTIVITIES:
Net income	$11,426	$10,501
Adjustments to reconcile net income to net cash used in operating activities, net of effect of acquired business:
Depreciation and amortization	2,976	3,301
Right-of-use asset amortization	3,378	3,199
Deferred income taxes	(197)	(896)
Share-based compensation expense	1,037	842
Bad debt expense (recovery)	(121)	(13)
Unrealized foreign currency remeasurement (gains) losses, net	13	(284)
Changes in operating assets and liabilities:
Accounts receivable	13,522	20,033
Unbilled services	(20,632)	(23,063)
Prepaid expenses and other current assets, and other assets	(1,116)	(2,733)
Forgivable loans	(3,433)	4,140
Incentive cash awards	1,759	1,729
Accounts payable, accrued expenses, and other liabilities	(66,422)	(52,839)
Lease liabilities	(4,028)	(3,765)
Net cash used in operating activities	(61,838)	(39,848)
INVESTING ACTIVITIES:
Purchases of property and equipment	(1,346)	(692)
Consideration paid for acquisition	(10,639)	—
Net cash used in investing activities	(11,985)	(692)
FINANCING ACTIVITIES:
Issuance of common stock, principally stock option exercises	341	1,113
Borrowings under revolving line of credit	60,000	42,000
Repayments under revolving line of credit	—	(2,000)
Tax withholding payments reimbursed by shares	(897)	(588)
Cash paid for contingent consideration	—	(2,357)
Cash dividends paid	(2,377)	(2,061)
Repurchase of common stock	(4,956)	(9,642)
Net cash provided by financing activities	52,111	26,465
Effect of foreign exchange rates on cash and cash equivalents	(716)	27
Net decrease in cash and cash equivalents	(22,428)	(14,048)
Cash and cash equivalents at beginning of period	66,130	45,677
Cash at end of period	$43,702	$31,629

Noncash investing and financing activities:
Increase (decrease) in accounts payable and accrued expenses for property and equipment	$(211)	$(294)
Right-of-use assets obtained in exchange for lease obligations	$1,210	$1,070
Restricted common stock issued for contingent consideration	$—	$2,250
Supplemental cash flow information:
Cash paid for taxes	$1,622	$844
Cash paid for interest	$97	$24
Cash paid for amounts included in operating lease liabilities	$5,285	$5,157
See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE FISCAL QUARTER ENDED APRIL 2, 2022 (unaudited)
(in thousands, except share data)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares Issued	Amount
BALANCE AT JANUARY 1, 2022	7,362,703	$—	$215,784	$(9,950)	$205,834
Net income	—	—	11,426	—	11,426
Foreign currency translation adjustment	—	—	—	(1,172)	(1,172)
Exercise of stock options	14,552	341	—	—	341
Share-based compensation expense	—	1,037	—	—	1,037
Restricted shares vesting	29,558	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(10,163)	(897)	—	—	(897)
Shares repurchased	(56,665)	(481)	(4,475)	—	(4,956)
Accrued dividends on unvested shares	—	—	(11)	—	(11)
Cash dividends paid ($0.31 per share)	—	—	(2,377)	—	(2,377)
BALANCE AT APRIL 2, 2022	7,339,985	$—	$220,347	$(11,122)	$209,225
See accompanying notes to the condensed consolidated financial statements.

CRA INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE FISCAL QUARTER ENDED APRIL 3, 2021 (unaudited)
(in thousands, except share data)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares Issued	Amount
BALANCE AT JANUARY 2, 2021	7,693,497	$503	$216,999	$(8,483)	$209,019
Net income	—	—	10,501	—	10,501
Foreign currency translation adjustment	—	—	—	(111)	(111)
Issuance of restricted common stock for contingent consideration	40,039	2,250	—	—	2,250
Exercise of stock options	41,008	1,113	—	—	1,113
Share-based compensation expense	—	842	—	—	842
Restricted shares vesting	29,494	—	—	—	—
Redemption of vested employee restricted shares for tax withholding	(9,895)	(588)	—	—	(588)
Shares repurchased	(166,552)	(4,120)	(5,522)	—	(9,642)
Accrued dividends on unvested shares	—	—	5	—	5
Cash dividends paid ($0.26 per share)	—	—	(2,061)	—	(2,061)
BALANCE AT APRIL 3, 2021	7,627,591	$—	$219,922	$(8,594)	$211,328
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
Basis of Presentation
The unaudited condensed consolidated financial statements include the accounts of CRA International, Inc. and its wholly-owned subsidiaries (collectively the “Company”), which require consolidation after the elimination of intercompany accounts and transactions. These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q. Accordingly, these financial statements do not include all the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair presentation of CRA’s results of operations, financial position, cash flows, and shareholders’ equity for the interim periods presented in conformity with GAAP. Results of operations for the interim periods presented herein are not necessarily indicative of results of operations for a full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 1, 2022 included in CRA’s Annual Report on Form 10-K filed with the SEC on March 3, 2022 (the “2021 Form 10-K”). Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported results of operations, financial position, or cash flows.
Estimates
The preparation of financial statements in conformity with GAAP requires management to make significant estimates and judgments that affect the reported amounts of assets and liabilities, as well as the related disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of consolidated revenues and expenses during the reporting period. Estimates in these condensed consolidated financial statements include, but are not limited to, allowances for accounts receivable and unbilled services, revenue recognition on fixed-price contracts, variable consideration to be included in the transaction price of revenue contracts, the useful life of long-lived assets, measurement of operating lease right-of-use (“ROU”) assets and liabilities, share-based compensation, valuation of acquired intangible assets, goodwill, accrued and deferred income taxes, valuation allowances on deferred tax assets, accrued incentive compensation, and certain other accrued expenses. These items are monitored and analyzed by CRA for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. CRA bases its estimates on historical experience and various other assumptions that CRA believes to be reasonable under the circumstances. Actual results may differ from those estimates if CRA’s assumptions based on past experience or other assumptions do not turn out to be substantially accurate.
Business Combinations
CRA accounts for business acquisitions using the acquisition method of accounting, which requires assets acquired and liabilities assumed to be measured and recorded at their estimated fair values as of the acquisition date, with certain exceptions. The purchase price is determined as the fair value of consideration transferred. Goodwill is recognized for the excess of consideration transferred over the net value of assets acquired and liabilities assumed. The operating results of each acquired company is included in CRA's consolidated financial statements beginning on the date of acquisition.
Fair value measurements require extensive use of estimates and assumptions, including estimates of future cash flows to be generated by the acquired assets. The useful lives of identifiable intangible assets acquired in a business acquisition are

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

estimated based on the expected period that the Company will receive substantially all the projected future benefits from the intangible asset. Transaction expenses directly related to acquisitions are expensed as incurred and are included in selling, general and administrative expenses on the condensed consolidated statements of operations.
Recent Accounting Standards
Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
In October 2021, the FASB issued Accounting Standards Update ("ASU") No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08"). The ASU requires that an acquirer recognize and measure contract assets and liabilities acquired in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers ("ASC 606") at the acquisition date as if the acquirer had originated the contracts rather than adjust them to fair value. CRA elected to early adopt ASU 2021-08 on the first day of fiscal 2022. The adoption of the new standard had no impact on CRA's financial position, results of operations, cash flows, or disclosures on the date of transition.
2. Business Acquisition
On February 28, 2022, CRA acquired substantially all the business assets and assumed certain liabilities of Welch Consulting, Ltd. (“Welch Consulting”), a Texas limited partnership. Welch Consulting provided economic, business, and strategic consulting services principally involving labor and employment issues. The acquisition expands CRA’s business opportunities, expertise, and market presence with the addition of 45 colleagues and offices in Bryan, Texas; Los Angeles, California; and Washington, D.C. A non-employee expert of CRA served as an agent and attorney-in-fact on behalf of Welch Consulting. The non-employee expert did not and will not receive compensation or a portion of the purchase price as part of the transaction.
The acquisition has been accounted for as a business combination, and the results of operations have been included in the accompanying condensed consolidated financial statements from the date of acquisition. The operating results of the acquired business for the fiscal quarter ended April 2, 2022 were not material to CRA's consolidated operating results. On the date of acquisition, right-of-use assets and lease liabilities were recorded in accordance with ASC Topic 842, Leases. In addition, contract assets and contract liabilities were recorded in accordance with ASC 606, as CRA adopted ASU 2021-08 on the first day of fiscal 2022. All other tangible assets and identifiable intangible assets acquired and liabilities assumed were recorded at their fair value as of the date of acquisition.
The current values of assets acquired and liabilities assumed are preliminary and based on the best available information. Certain items, such as the working capital adjustments, intangible assets, and goodwill, may be subject to change as additional information is received. The allocation of the purchase price will be finalized as soon as practicable, but not later than one year from the date of acquisition. The final purchase price allocation may be different from the preliminary estimate reported as CRA receives additional information and completes its analysis of transaction-related activities, the impact of which is not expected to be material to CRA’s results of operations for fiscal 2022. The following table presents the preliminary assets acquired and liabilities assumed as of April 2, 2022 (in thousands):

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Assets Acquired
Current assets:
Accounts receivable	$3,778
Unbilled services	1,507
Prepaid expenses and other current assets	100
Total current assets	5,385
Property and equipment	141
Goodwill	2,409
Intangible assets	4,150
Right-of-use assets	1,210
Other assets	41
Total assets acquired	$13,336

Liabilities Assumed
Current liabilities:
Accrued expenses	$1,280
Deferred revenue and other liabilities	161
Current portion of lease liabilities	549
Total current liabilities	1,990
Non-current portion of lease liabilities	661
Total liabilities assumed	$2,651
Net assets acquired	$10,685
For the acquired assets and assumed liabilities, CRA initially paid $10.6 million in cash, the amount of which was based on the estimates of certain net working capital items. Subsequent to the acquisition date, certain net working capital items were adjusted. These adjustments are reflected in the assets acquired and liabilities assumed in the table above. Additional adjustment to the purchase consideration may be due to or from Welch Consulting. Per the terms of the Asset Purchase Agreement, $0.5 million was to be withheld from the closing payment and paid to Welch Consulting within one year of the date of acquisition, subject to the satisfaction of certain assurances provided by Welch Consulting. In addition, CRA issued $7.9 million of forgivable loans and agreed to provide other deferred compensation to key employees and a non-employee expert, which will be treated as post-transaction compensation expense as incurred.
The intangible assets acquired are comprised of customer relationships, the fair value of which was determined using a multi-period excess earning method. The customer relationships intangible is being amortized over a ten-year life on a straight-line basis, which approximates the expected pattern of economic benefit from this asset. The Company also recorded $2.4 million of goodwill, all of which is expected to be deductible for tax purposes.
Transaction related expenses, which are principally legal and accounting service fees, amounted to $0.2 million for the fiscal quarter ended April 2, 2022 and are included in selling, general and administrative expenses on the condensed consolidated statements of operations.
3. Revenues and Allowances
The contracts CRA enters into and operates under specify whether the projects are billed on a time-and-materials or a fixed-price basis. Time-and-materials contracts are typically used for litigation, regulatory, and financial consulting projects

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

while fixed-price contracts are principally used for management consulting projects. In general, project costs are classified in costs of services and are based on the direct salary of CRA’s employee consultants on the engagement, plus all direct expenses incurred to complete the project, including any amounts billed to CRA by its non-employee experts.
Disaggregation of Revenue
The following tables disaggregate CRA’s revenue by type of contract and geographic location (in thousands):

	Fiscal Quarter Ended
Type of Contract	April 2, 2022	April 3, 2021
Consulting services revenues:
Fixed-price	$28,773	$33,433
Time-and-materials	119,609	113,085
Total	$148,382	$146,518

	Fiscal Quarter Ended
Geographic Breakdown	April 2, 2022	April 3, 2021
Consulting services revenues:
United States	$116,919	$117,247
United Kingdom	22,410	23,286
Other	9,053	5,985
Total	$148,382	$146,518
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
CRA also maintains allowances for accounts receivable and unbilled services for estimated losses resulting from clients’ failure to make required payments. The following table presents CRA's bad debt expense, net of recoveries, of previously written off allowances (in thousands):

	Fiscal Quarter Ended
	April 2, 2022	April 3, 2021
Bad debt expense (recovery), net	$(121)	$(13)
Reimbursable Expenses
Revenues also include reimbursements for costs incurred by CRA in fulfilling its performance obligations, including travel and other out-of-pocket expenses, fees for outside consultants, and other reimbursable expenses. CRA recovers substantially all of these costs. The following expenses are subject to reimbursement (in thousands):

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Fiscal Quarter Ended
	April 2, 2022	April 3, 2021
Reimbursable expenses	$16,204	$16,479
Contract Balances from Contracts with Customers
CRA defines contract assets as assets for which it has recorded revenue because it determines that it is probable that it will earn a performance-based or contingent fee, but is not yet entitled to receive a fee because certain events, such as completion of the measurement period or client approval, must occur. The contract assets balance was immaterial as of April 2, 2022 and January 1, 2022.
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

	April 2, 2022	January 1, 2022
Contract liabilities	$4,572	$8,811
CRA recognized the following revenue that was included in the contract liabilities balance as of the opening of the respective period or for performance obligations satisfied in previous periods (in thousands):

	Fiscal Quarter Ended
	April 2, 2022	April 3, 2021
Amounts included in contract liabilities at the beginning of the period	$6,543	$4,355
Performance obligations satisfied in previous periods	$1,665	$2,183
4. Forgivable Loans
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
The following table presents forgivable loan activity for the respective periods (in thousands):

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Fiscal Quarter Ended	Fiscal Year Ended
	April 2, 2022	January 1, 2022
Beginning balance	$48,591	$61,613
Advances	8,800	14,528
Repayments	—	(69)
Reclassifications from accrued expenses or to other assets (1)	—	(2,229)
Amortization	(5,362)	(25,187)
Effects of foreign currency translation	7	(65)
Ending balance	$52,036	$48,591
Current portion of forgivable loans	$12,899	$10,571
Non-current portion of forgivable loans	$39,137	$38,020
_______________________________
(1)Relates to the reclassification of performance awards previously recorded as accrued expenses or forgivable loans that have been reclassified to other receivables.
5. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the fiscal quarter ended April 2, 2022 are summarized as follows (in thousands):

Goodwill	$160,829
Accumulated goodwill impairment	(71,893)
Goodwill, net at January 1, 2022	88,936
Additions due to acquisitions	2,409
Foreign currency translation adjustment	(386)
Goodwill, net at April 2, 2022	$90,959
Goodwill at April 2, 2022, is comprised of goodwill of $162.9 million and accumulated impairment of $71.9 million. There were no impairment losses related to goodwill during the fiscal quarter ended April 2, 2022 or during the fiscal year ended January 1, 2022.
Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized using the straight-line method over their expected useful lives. The components of acquired identifiable intangible assets are as follows (in thousands):

		April 2, 2022			January 1, 2022
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-competition agreements	5	$—	$—	$—	$280	$(275)	$5
Customer relationships	10	12,370	(4,284)	8,086	8,220	(4,044)	4,176
Total		$12,370	$(4,284)	$8,086	$8,500	$(4,319)	$4,181
There were no impairment losses related to intangible assets during the fiscal quarter ended April 2, 2022 or during the fiscal year ended January 1, 2022. As a result of the Welch Consulting acquisition, CRA recognized approximately $4.2 million

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

of intangible assets related to customer relationships in the fiscal quarter ended April 2, 2022. Amortization expense related to intangible assets was $0.2 million and $0.3 million for the fiscal quarters ended April 2, 2022 and April 3, 2021, respectively.
6. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	April 2, 2022	January 1, 2022
Compensation and related expenses	$88,439	$143,199
Performance awards	6,198	4,603
Direct project accruals	2,482	2,833
Other	6,521	5,679
Total accrued expenses	$103,640	$156,314
As of April 2, 2022 and January 1, 2022, approximately $49.9 million and $118.9 million, respectively, of accrued bonuses were included above in “Compensation and related expenses.”
7. Income Taxes
For the fiscal quarters ended April 2, 2022 and April 3, 2021, CRA’s effective income tax rate (“ETR”) was 26.4% and 24.4%, respectively. The ETR for the first quarter of fiscal 2022 was higher than the first quarter of fiscal 2021 due to a decrease in the tax benefit related to share-based compensation, the establishment of a valuation allowance in a foreign jurisdiction, and higher state taxes and nondeductible compensation paid to executive officers.
Deferred taxes that are a consequence of foreign exchange translation resulting from earnings that are no longer considered permanently reinvested are recorded as a component of foreign currency translation adjustments on the condensed consolidated statements of comprehensive income. In fiscal 2020, as a result of both a qualitative and quantitative analysis, certain amounts of previously taxed and untaxed post fiscal 2018 U.K. earnings were no longer considered permanently reinvested. Deferred income taxes or foreign withholding taxes, estimated to be $0.4 million, have not been recorded for other jurisdictions as those earnings are considered to be permanently reinvested.
8. Net Income Per Share
CRA calculates basic earnings per share using the two-class method. CRA calculates diluted earnings per share using the more dilutive of either the two-class method or treasury stock method. The two-class method was more dilutive for the fiscal quarters ended April 2, 2022 and April 3, 2021.
Under the two-class method, net earnings are allocated to each class of common stock and participating security as if all the net earnings for the period had been distributed. CRA's participating securities consist of unvested share-based payment awards that contain a nonforfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common shareholders. Net earnings allocable to these participating securities were not material for the fiscal quarters ended April 2, 2022 and April 3, 2021.

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Fiscal Quarter Ended
	April 2, 2022	April 3, 2021
Numerator:
Net income — basic	$11,426	$10,501
Less: net income attributable to participating shares	48	46
Net income — diluted	$11,378	$10,455
Denominator:
Weighted average shares outstanding — basic	7,360	7,626
Effect of dilutive stock options and restricted stock units	143	205
Weighted average shares outstanding — diluted	7,503	7,831
Net income per share:
Basic	$1.55	$1.37
Diluted	$1.52	$1.34
Certain share-based awards were anti-dilutive because their exercise price exceeded the average market price over the respective period. The following table presents the anti-dilutive share-based awards that were excluded from the calculation of common stock equivalents for purposes of computing diluted weighted average shares outstanding (in thousands):

	Fiscal Quarter Ended
	April 2, 2022	April 3, 2021
Anti-dilutive share-based awards excluded	—	14
9. Fair Value of Financial Instruments
As of April 2, 2022 and January 1, 2022, CRA did not have any financial instruments measured at fair value on a recurring basis.
The contingent consideration liability pertained to estimated future contingent consideration payments related to the acquisition of C1 Consulting, LLC, an independent consulting firm, and its wholly-owned subsidiary C1 Associates (collectively, “C1”). CRA had no contingent consideration obligation during the fiscal quarter ended April 2, 2022. CRA paid the contingent consideration liability in the first quarter of fiscal 2021. The following table summarizes the changes in the contingent consideration liability for the fiscal year ended January 1, 2022 (in thousands):

Fiscal Year Ended
January 1, 2022
Beginning balance	$14,620
Accretion	380
Payment of contingent consideration	(15,000)
Ending balance	$—

CRA INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

10. Credit Agreement
CRA is party to an amended and restated credit agreement that provides the Company with a $175.0 million revolving credit facility that includes a $15.0 million sublimit for the issuance of letters of credit. CRA may use the proceeds of the revolving credit facility to provide working capital and for other general corporate purposes. CRA may repay any borrowings under the revolving credit facility at any time, but any borrowings must be repaid no later than October 24, 2022, the maturity date. There was $60.0 million in borrowings outstanding under this revolving credit facility as of April 2, 2022. There were no borrowings outstanding under this facility as of January 1, 2022.
As of April 2, 2022, the amount available under this revolving credit facility was reduced by certain letters of credit outstanding, which amounted to $4.4 million. Under the credit agreement, CRA must comply with various financial and non-financial covenants. Compliance with these financial covenants is reviewed on a fiscal quarterly basis. As of April 2, 2022, CRA was in compliance with the covenants of its credit agreement.
11. Commitments and Contingencies
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
12. Subsequent Events
On May 5, 2022, CRA announced that its Board of Directors declared a quarterly cash dividend of $0.31 per common share, payable on June 10, 2022 to shareholders of record as of May 31, 2022.

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
Critical Accounting Policies and Estimates
Our critical accounting policies involving the more significant estimates and judgments used in the preparation of our financial statements as of April 2, 2022 remain unchanged from January 1, 2022, except for the accounting policies related to business combinations as described below. Please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 1, 2022, filed with the SEC on March 3, 2022 (the "2021 Form 10-K") for details on these critical accounting policies.
Business Combinations. We account for business acquisitions using the acquisition method of accounting, which requires assets acquired and liabilities assumed to be measured and recorded at their estimated fair values as of the acquisition date, with certain exceptions. Right-of-use assets and lease liabilities are recorded on the date of acquisition in accordance with ASC Topic 842, Leases. In addition, contract assets and contract liabilities are recorded in accordance with ASC 606, as we adopted Accounting Standards Update No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers on the first day of fiscal 2022. All other tangible assets and identifiable intangible assets acquired and liabilities assumed are recorded at their fair value as of the date of acquisition.
The purchase price is determined as the fair value of consideration transferred. Goodwill is recognized for the excess of consideration transferred over the net value of assets acquired and liabilities assumed. Intangible assets that are separate from goodwill and have determinable useful lives are valued separately. Fair value measurements require extensive use of estimates and assumptions, including estimates of future cash flows to be generated by the acquired assets, discount rates that we believe reflect the risk factors associated with the related cash flows, and estimates of useful lives. The useful lives of identifiable intangible assets acquired in a business acquisition are estimated based on the expected period that we will receive substantially all of the projected future benefits from the intangible asset.
Recent Accounting Standards
Please refer to the sections captioned “Recent Accounting Standards” included in Note 1, “Summary of Significant Accounting Policies” in Part I, Item I, “Financial Statements” of this report.
Results of Operations—For the Fiscal Quarter Ended April 2, 2022, Compared to the Fiscal Quarter Ended April 3, 2021
The following table provides operating information as a percentage of revenues for the periods indicated:

	Fiscal Quarter Ended
	April 2, 2022	April 3, 2021
Revenues	100.0%	100.0%
Costs of services (exclusive of depreciation and amortization)	70.1	71.9
Selling, general and administrative expenses	17.4	15.8
Depreciation and amortization	2.0	2.3
Income from operations	10.5	10.0
Interest expense, net	(0.1)	(0.1)
Foreign currency gains (losses), net	0.1	(0.4)
Income before provision for income taxes	10.5	9.5
Provision for income taxes	2.8	2.3
Net income	7.7%	7.2%

Fiscal Quarter Ended April 2, 2022, Compared to the Fiscal Quarter Ended April 3, 2021
Revenues. Revenues increased by $1.9 million, or 1.3%, to $148.4 million for the first quarter of fiscal 2022 from $146.5 million for the first quarter of fiscal 2021. Utilization decreased to 74% for the first quarter of fiscal 2022 from 76% for the first quarter of fiscal 2021, while consultant headcount grew 4.9% from 837 at the end of the first quarter of fiscal 2021 to 878 at the end of the first quarter of fiscal 2022. The primary driver of consultant headcount growth was the addition of 37 consultants resulting from the acquisition of Welch Consulting, Ltd. (“Welch Consulting”).
Overall, revenues outside of the U.S. represented approximately 21% and 20% of net revenues for the first quarters of fiscal 2022 and fiscal 2021, respectively. Revenues derived from fixed-price projects decreased to 19% of net revenues for the first quarter of fiscal 2022 compared with 23% of net revenue for the first quarter of fiscal 2021. The percentage of revenue derived from fixed-price projects depends largely on the proportion of our revenues derived from our management consulting business, which typically has a higher concentration of fixed-price service contracts.
Costs of Services (exclusive of depreciation and amortization). Costs of services (exclusive of depreciation and amortization) decreased by $1.3 million, or 1.2%, to $104.1 million for the first quarter of fiscal 2022 from $105.4 million for the first quarter of fiscal 2021. The decrease in costs of services was due primarily to a decrease in employee compensation and fringe benefit costs of $0.5 million, a decrease in the valuation expense of the contingent consideration of $0.4 million, a decrease in client reimbursable expenses of $0.3 million,and a decrease in forgivable loan amortization of $0.1 million. As a percentage of revenues, costs of services (exclusive of depreciation and amortization) decreased to 70.1% for the first quarter of fiscal 2022 from 71.9% for the first quarter of fiscal 2021.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2.6 million, or 11.3%, to $25.8 million for the first quarter of fiscal 2022 from $23.2 million for the first quarter of fiscal 2021. Within this category of expenses, there was a $0.7 million increase in commissions to our non-employee experts, a $1.0 million increase in employee compensation and fringe benefit costs, a $0.4 million increase in travel and entertainment, and a $0.6 million increase in miscellaneous and other costs. Partially offsetting the increase in these expenses was a $0.1 million decrease in bad debt expense for the first quarter of fiscal 2022 as compared to the first quarter of fiscal 2021.
As a percentage of revenues, selling, general and administrative expenses increased to 17.4% for the first quarter of fiscal 2022 from 15.8% for the first quarter of fiscal 2021. Commissions to our non-employee experts increased to 3.0% of revenues for the first quarter of fiscal 2022 compared to 2.6% of revenues for the first quarter of fiscal 2021.
Provision for Income Taxes. The income tax provision was $4.1 million and the effective tax rate ("ETR") was 26.4% for the first quarter of fiscal 2022 compared to $3.4 million and 24.4% for the first quarter of fiscal 2021. The ETR for the first quarter of fiscal 2022 was higher than the first quarter of fiscal 2021 due to a decrease in the tax benefit related to share-based compensation, the establishment of a valuation allowance in a foreign jurisdiction, and higher state taxes and nondeductible compensation paid to executive officers. The ETR for the first quarter of fiscal 2022 was approximately the same as the combined federal and state statutory tax rate and included offsetting items primarily related to the tax benefit for share-based compensation and nondeductible compensation paid to executive officers. The ETR for the first quarter of fiscal 2021 was lower than the combined federal and state statutory tax rate due to the tax benefit related to share-based compensation, partially offset by nondeductible items resulting primarily from limitations on the deductibility of compensation paid to executive officers.
Net Income. Net income increased by $0.9 million to $11.4 million for the first quarter of fiscal 2022 from $10.5 million for the first quarter of fiscal 2021. The net income per diluted share was $1.52 per share for the first quarter of fiscal 2022, compared to $1.34 of net income per diluted share for the first quarter of fiscal 2021. Weighted average diluted shares outstanding decreased by approximately 328,000 shares to approximately 7,503,000 shares for the first quarter of fiscal 2022 from approximately 7,831,000 shares for the first quarter of fiscal 2021. The decrease in weighted average diluted shares outstanding was primarily due to the repurchase of shares of our common stock since April 3, 2021, offset in part by the vesting of shares of restricted stock and time-vesting restricted stock units and the exercise of stock options since April 3, 2021.
Liquidity and Capital Resources
Fiscal Quarter Ended April 2, 2022
We believe that our current cash, cash generated from operations, and amounts available under our revolving credit facility through maturity will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.
General. During the fiscal quarter ended April 2, 2022, cash decreased by $22.4 million. We completed the period with cash of $43.7 million. The principal drivers of the reduction of cash were payment of a significant portion of our fiscal 2021 performance bonuses in the first quarter of fiscal 2022, the consideration paid for the acquisition of Welch Consulting, the repurchase of shares, and the payment of dividends, offset by net borrowings of $60.0 million.
During the fiscal quarter ended April 2, 2022, working capital (defined as current assets less current liabilities) decreased by $3.1 million to $33.2 million. The decrease in working capital was principally due to a decrease in cash of $22.4 million and an increase in borrowings of $60.0 million. Partially offsetting these decreases to working capital was an increase in accounts receivable and unbilled services of $11.6 million, an increase in the current portion of our forgivable loans of $2.3 million, a decrease in accounts payable of $3.3 million, a decrease in accrued expenses of $52.7 million, a decrease in deferred revenue and other liabilities of $4.0 million, and a decrease in the current portion of deferred compensation of $4.9 million.
At April 2, 2022, $15.2 million of our cash was held within the U.S. We have sufficient sources of liquidity in the U.S., including cash flow from operations and availability on our revolving credit facility through maturity to fund U.S. operations for the next 12 months without the need to repatriate funds from our foreign subsidiaries.
Sources and Uses of Cash. During the fiscal quarter ended April 2, 2022, net cash used in operating activities was $61.8 million. Net income was $11.4 million for the fiscal quarter ended April 2, 2022. Uses of cash for operating activities included a $4.0 million decrease in lease liabilities, a net increase of $7.1 million in accounts receivable and unbilled receivables due primarily to the increase in revenues and the timing of billings, and a $1.1 million increase in prepaid expenses and other current assets primarily related to the timing of renewing annual subscriptions. Other uses of cash included a decrease in accounts payable, accrued expenses, and other liabilities of $66.5 million, primarily due to the payment of a significant portion of our fiscal 2021 performance bonuses and performance awards, and an increase in forgivable loans for the period of $3.4 million, which was primarily driven by $8.8 million of forgivable loan issuances offset by $5.4 million of forgivable loan amortization.
Cash used in operations included incentive cash award expense of $1.8 million, non-cash depreciation and amortization expense of $3.0 million, right-of-use amortization of $3.4 million, share-based compensation expenses of $1.0 million, and other non-cash deductions of $0.3 million.
During the fiscal quarter ended April 2, 2022, net cash used in investing activities was $12.0 million, which included $10.6 million of consideration paid for the acquisition of Welch Consulting and $1.4 million for capital expenditures, primarily related to purchases of office equipment.
During the fiscal quarter ended April 2, 2022, net cash provided by financing activities was $52.0 million, primarily as a result of borrowings under the revolving credit facility of $60.0 million and $0.3 million received upon the issuance of shares of common stock related to the exercise of stock options. Offsetting these increases in cash provided by financing activities were $5.0 million of repurchases of common stock, payment of $2.4 million of cash for dividends and dividend equivalents, and tax withholding payments reimbursed by restricted shares on vesting of $0.9 million.

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
Certain of our operating leases have terms that impose asset retirement obligations due to office modifications or the periodic redecoration of the premises, which are included in other liabilities on our consolidated balance sheets and are recorded at a value based on their estimated discounted cash flows. We do not expect to incur asset retirement obligation or redecoration obligation costs over the next twelve months. The remainder of our asset retirement obligations and redecoration obligations are approximately $2.8 million and are expected to be paid between fiscal 2026 and fiscal 2031 when the underlying leases terminate. We expect to satisfy these lease and related obligations as they become due from cash generated from operations.
Indebtedness
We are party to a $175.0 million revolving credit facility that includes a $15.0 million sublimit for the issuance of letters of credit. We may use the proceeds of the revolving credit facility for working capital and for other general corporate purposes. Generally, we may repay borrowings under the revolving credit facility at any time, but we must repay all borrowings no later than October 24, 2022, the maturity date. There was $60.0 million in borrowings outstanding under the revolving credit facility as of April 2, 2022.
The amount available under this revolving credit facility was reduced by $4.4 million of letters of credit outstanding as of April 2, 2022. Borrowings under the revolving credit facility bear interest at a rate per annum, at our election, of either (i) the Base Rate, as defined in the credit agreement, plus an applicable margin, which varies between 0.25% and 1.25% depending on our total leverage ratio as determined under the credit agreement, or (ii) the Adjusted Eurocurrency Rate, as defined in the credit agreement, plus an applicable margin, which varies between 1.25% and 2.25% depending on our total leverage ratio. We are required to pay a fee on the unused portion of the revolving credit facility at a rate per annum that varies between 0.20% and 0.35% depending on our total leverage ratio. Borrowings under the revolving credit facility are secured by 100% of the stock of certain of our U.S. subsidiaries and 65% of the stock of certain of our foreign subsidiaries, which represent approximately $35.2 million in net assets as of April 2, 2022.
Under the credit agreement, we must comply with various financial and non-financial covenants. Compliance with these financial covenants is tested on a fiscal quarterly basis. Any indebtedness outstanding under the revolving credit facility may become immediately due and payable upon the occurrence of stated events of default, including our failure to pay principal, interest or fees or a violation of any financial covenant. The financial covenants require us to maintain an Adjusted Consolidated EBITDA, as defined in the credit agreement, to consolidated interest expense ratio of more than 2.5:1.0 and to comply with a consolidated debt to Adjusted Consolidated EBITDA ratio of not more than 3.0:1.0. The non-financial covenant restrictions of the senior credit agreement include, but are not limited to, our ability to incur additional indebtedness, engage in acquisitions or dispositions, and enter into business combinations. At April 2, 2022 and currently, we are in compliance with all such tests under the credit agreement.
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
Business and Talent Acquisitions
As part of our business, we regularly evaluate opportunities to acquire other consulting firms, practices or groups, or other businesses. In recent years, we have typically paid for acquisitions with cash, or a combination of cash and our common stock, and we may continue to do so in the future. To pay for an acquisition, we may use cash on hand, cash generated from our operations, borrowings under our revolving credit facility, or we may pursue other forms of financing. Our ability to secure short-term and long-term debt or equity financing in the future, including our ability to refinance our credit agreement, will depend on several factors, including our future profitability, the levels of our debt and equity, restrictions under our existing revolving credit facility, and the overall credit and equity market environments. We completed a business acquisition during the fiscal quarter ended April 2, 2022, which is further described in Note 2, "Business Acquisition” in Part I, Item I, “Financial Statements” of this report.
Share Repurchases
In February 2022, our Board of Directors authorized an expansion of our existing share repurchase program, authorizing the purchase of an additional $20.0 million of our common stock. We may repurchase shares under this program in open market purchases (including through any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations.
During the fiscal quarter ended April 2, 2022, we repurchased and retired 56,665 shares under our share repurchase program at an average price per share of $87.46. During the fiscal quarter ended April 3, 2021, we repurchased and retired 166,552 shares under our share repurchase program at an average price per share of $57.93. As of April 2, 2022, we had approximately $45.5 million available for future repurchases under our share repurchase program. We plan to finance future repurchases with available cash, cash from future operations, and funds from our revolving credit facility. We expect to continue to repurchase shares under our share repurchase program.
Dividends to Shareholders
We anticipate paying regular quarterly dividends each year. These dividends are anticipated to be funded through cash flow from operations, available cash on hand, and/or borrowings under our revolving credit facility. Although we anticipate paying regular quarterly dividends on our common stock for the foreseeable future, the declaration, timing and amounts of any such dividends remain subject to the discretion of our Board of Directors. During the fiscal quarter ended April 2, 2022, we paid dividends and dividend equivalents of $2.4 million. During the fiscal quarter ended April 3, 2021, we paid dividends and dividend equivalents of $2.1 million.
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
•debt service and repayments, including interest payments on borrowings from our revolving credit facility and any principal due at maturity in October 2022;
•share repurchases under programs that we may have in effect from time to time;
•dividends to shareholders;
•potential acquisitions of businesses that would allow us to diversify or expand our service offerings;
•potential contingent obligations related to our acquisitions; and
•other known future contractual obligations.
The hiring of individuals to replenish and expand our employee base is an essential part of our business operations and has historically been funded principally from operations. Many of the other above activities are discretionary in nature. For example, capital expenditures can be deferred, acquisitions can be forgone, and share repurchase programs and regular dividends can be suspended. As such, our operating model provides flexibility with respect to the deployment of cash flow from operations. Given this flexibility, we believe that our cash flows from operations, supplemented by cash on hand and borrowings from our revolving credit facility through maturity (as necessary), will provide adequate cash to fund our long-term cash needs from normal operations for at least the next twelve months.
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
Factors Affecting Future Performance
Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q, as well as a description of material risks we face, are set forth below under the heading “Risk Factors” and included in Part I, Item 1A, “Risk Factors” of our 2021 Form 10-K. If any of these risks, or any risks not presently known to us or that we currently believe are not significant, develops into an actual event, then our business, financial condition, and results of operations could be adversely affected.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
For information regarding our exposure to certain market risks see Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk” of our 2021 Form 10-K.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. This is done in order to ensure that information we are required to disclose in the reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 2, 2022.
Management has concluded that the condensed consolidated financial statements included in this quarterly report on Form 10-Q present fairly, in all material aspects, our financial position at the end of, and the results of operations and cash flows for, the periods presented in conformity with accounting principles generally accepted in the United States.
Evaluation of Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated whether there were any changes in our internal control over financial reporting during the first quarter of fiscal 2022. There were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during the first quarter of fiscal 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
None.
ITEM 1A. Risk Factors
There are many risks and uncertainties that can affect our future business, financial performance or results of operations. In addition to the other information set forth in this report, please review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Part I, Item 1A, “Risk Factors” in our 2021 Form 10-K. There have been no material changes to these risk factors during the quarter ended April 2, 2022.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)Not applicable.
(b)Not applicable.
(c)The following provides information about our repurchases of shares of our common stock during the fiscal quarter ended April 2, 2022. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table. For purposes of this table, we have divided the fiscal quarter into three periods of four weeks, four weeks, and five weeks, respectively, to coincide with our reporting periods during the first quarter of fiscal 2022.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)(2)	(b) Average Price Paid per Share(1)(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 2, 2022 to January 29, 2022	—	$—	—	$30,484,426
January 30, 2022 to February 26, 2022	4,197	$86.80	—	$50,484,426
February 27, 2022 to April 2, 2022	62,631	$87.64	56,665	$45,528,383
_______________________________
(1)During the four weeks ended February 26, 2022, we accepted 4,197 shares of our common stock as a tax withholding from certain of our employees in connection with the vesting of shares of restricted stock that occurred during the indicated period, pursuant to the terms of our 2006 equity incentive plan, at the average price of $86.80. During the five weeks ended April 2, 2022, we accepted 5,966 shares of our common stock as a tax withholding from certain of our employees in connection with the vesting of shares of restricted stock and restricted stock units that occurred during the indicated period, pursuant to the terms of our 2006 equity incentive plan, at the average price per share of $89.29.
(2)On February 7, 2022 our Board of Directors authorized an expansion to our existing share repurchase program of an additional $20.0 million of outstanding shares of our common stock. We may repurchase shares under this program in open market purchases (including through any Rule 10b5-1 plan adopted by us) or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. During the five weeks ended April 2, 2022, we repurchased and retired 56,665 shares under this program at an average price per share of $87.46. Approximately $45.5 million was available for future repurchases under this program as of April 2, 2022. We expect to continue to repurchase shares under this program.
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
The following financial statements from CRA International, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language), as follows: (i) Condensed Consolidated Statements of Operations (unaudited) for the fiscal quarters ended April 2, 2022 and April 3, 2021, (ii) Condensed Consolidated Statements of Comprehensive Income (unaudited) for the fiscal quarters ended April 2, 2022 and April 3, 2021, (iii) Condensed Consolidated Balance Sheets (unaudited) at April 2, 2022 and January 1, 2022, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the fiscal quarters ended April 2, 2022 and April 3, 2021, (v) Condensed Consolidated Statement of Shareholders’ Equity (unaudited) for the fiscal quarters ended April 2, 2022 and April 3, 2021, and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRA INTERNATIONAL, INC.

Date: May 5, 2022	By:	/s/ PAUL A. MALEH
Paul A. Maleh
President and Chief Executive Officer

Date: May 5, 2022	By:	/s/ DANIEL K. MAHONEY
Daniel K. Mahoney
Chief Financial Officer, Executive Vice President and Treasurer